Form 10-K/A
period 2006-12-31
TENNECO INC
filed 2007-08-14
CIK 1024725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

Explanatory Note

Overview

Tenneco Inc. is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2006, originally filed on March 1, 2007 (the “Original Filing”), to amend and restate our consolidated financial statements as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006. The restatement is discussed in Note 4 to the consolidated financial statements.

Restatement

Subsequent to the Original Filing, an error in accounting for our interest rate swap agreements has been identified. In April 2004, we entered into three separate fixed-to-floating interest rate swaps with two financial institutions. These agreements swapped a total of $150 million of our fixed 10.25% senior secured notes to floating interest rate debt at LIBOR plus an average spread of 5.68 percentage points. From the inception of the interest rate swaps, we applied the so-called “short-cut” method of fair value hedge accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” To qualify for the short-cut method of hedge accounting, the terms of an interest rate swap must be an exact match, or “mirror image,” of the terms of the debt it is hedging. When these conditions are met, a company can assume the changes in the value of the hedges and the underlying debt offset each other. Any unrealized gains and losses in fair value of the swap agreements are recorded as an offset to long-term debt thereby having no effect on earnings.

While we believed we had appropriately matched the terms of the swaps and the underlying debt, differences have subsequently been identified. One difference is between the 30-day notice period to terminate the swaps and the 30 to 60 day notice period to redeem the notes. Another difference relates to the fact that while the debt and swaps can both be redeemed before their maturity dates, the notes allow us to make redemptions in increments of $1,000 while the interest rate swap agreements imply that they can only be redeemed in their full amounts.

As a result, we have determined that these transactions do not meet the requirements for hedge accounting treatment under SFAS No. 133 and we are correcting our past accounting for the swaps as hedges. Therefore, we are recording the changes in the fair value of the interest rate swaps as increases or decreases to interest expense in each period since we entered into them, instead of recording an offset for changes in the fair value of the underlying debt. The fair value of these swaps has been disclosed in the footnotes to our financial statements each quarter since the swaps’ inception.

The error did not change the underlying economics of the transaction and had no effect on our cash flow or liquidity.

In addition, we are correcting other errors as part of this restatement. We originally concluded these items, both individually and in the aggregate, were not material to our consolidated financial statements. Finally, as previously disclosed, we have conducted a detailed reconciliation of our deferred income tax balances. The restatement reflects the results of that reconciliation.

The following sections of this Form 10-K/A have been amended to reflect the restatement: Part I — Item 1 — Business, Item 1A — Risk Factors, Part II — Item 6 — Selected Financial Data, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 8 — Financial Statements and Supplementary Data, and Item 9A — Controls and Procedures; and Part IV — Item 15 — Exhibits and Financial Statement Schedules. For the convenience of the reader, this Amendment No. 1 includes, in their entirety, those items in the Original Filing not being amended and restated. Except to the extent relating to the restatement of our financial statements and other financial information described above, this Form 10-K/A continues to describe conditions as of the Original Filing, and does not update disclosures contained herein to reflect events that occurred at a later date. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

New certifications of the principal executive officer and principal financial officer are included as exhibits to this Amendment No. 1 on Form 10-K/A.

i

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

ii

iii

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

CEO and CFO Certifications

In 2006 our chief executive officer provided to the NYSE, the Pacific Stock Exchange and the Chicago Stock Exchange the annual CEO certification regarding our compliance with the corporate governance listing standards of those exchanges. In addition, our chief executive officer (and during the applicable periods, our interim management committee known as the Office of the Chief Executive) and chief financial officer filed with the Securities and Exchange Commission all required certifications regarding the quality of our disclosures in our fiscal 2006 SEC reports, including the certifications required to be filed with this Annual Report on Form 10-K/A. There were no qualifications to these certifications.

CONTRIBUTIONS OF MAJOR BUSINESSES

For information concerning our operating segments, geographic areas and major products or groups of products, see Note 12 to the consolidated financial statements of Tenneco Inc. and Consolidated Subsidiaries included in Item 8. The following tables summarize for each of our operating segments for the periods indicated: (i) net sales and operating revenues; (ii) earnings before interest expense, income taxes and minority interest (“EBIT”); and (iii) expenditures for plant, property and equipment. You should also read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 for information about certain costs and charges included in our results. You should also read Note 4 to the consolidated financial statements included in Item 8 for a discussion of the changes in our results due to the restatement described in the Explanatory Note above and Note 5 for a discussion of the change effective January 1, 2005, in our method for valuing inventory.

Net Sales and Operating Revenues:

	As Restated
	2006		2005		2004
		(Dollar Amounts in Millions)

North America	$1,963	42%	$2,033	46%	$1,966	47%
Europe, South America and India	2,387	51	2,110	48	1,940	46
Asia Pacific	436	9	371	8	380	9
Intergroup sales	(104)	(2)	(74)	(2)	(73)	(2)

Total	$4,682	100%	$4,440	100%	$4,213	100%

EBIT:

	As Restated
	2006		2005		2004
		(Dollar Amounts in Millions)

North America	$103	53%	$148	69%	$131	77%
Europe, South America and India	81	41	53	24	19	11
Asia Pacific	12	6	16	7	20	12

Total	$196	100%	$217	100%	$170	100%

Expenditures for plant, property and equipment:

	2006		2005		2004
		(Dollar Amounts in Millions)

North America	$100	59%	$74	51%	$55	43%
Europe, South America and India	51	30	54	38	59	45
Asia Pacific	19	11	16	11	16	12

Total	$170	100%	$144	100%	$130	100%

Interest expense, income taxes, and minority interest that were not allocated to our operating segments are:

	As Restated
	2006	2005	2004
	(Millions)

Interest expense (net of interest capitalized)	$136	$133	$178
Income tax expense (benefit)	5	26	(21)
Minority interest	6	2	4

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

Analysis of Revenues

The table below provides, for each of the years 2006 through 2004, information relating to our net sales and operating revenues, by primary product lines and customer categories. You should read Note 4 to the consolidated financial statements included in Item 8 for a discussion of the changes in our results due to the restatement described in the Explanatory Note above.

	As Restated
	Net Sales and
	Operating Revenues
	Years Ended December 31,
	2006	2005	2004
	(Millions)

Emission Control Systems & Products
Aftermarket	$384	$368	$365
OE market	2,592	2,390	2,287

	2,976	2,758	2,652

Ride Control Systems & Products
Aftermarket	690	653	630
OE market	1,016	1,029	931

	1,706	1,682	1,561

Total	$4,682	$4,440	$4,213

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

General Motors accounted for approximately 14 percent, 17 percent, and 18 percent of our net sales in 2006, 2005 and 2004, respectively; Ford accounted for approximately 11 percent, 12 percent and 12 percent of our net sales in 2006, 2005 and 2004, respectively; Volkswagen accounted for approximately 11 percent, 9 percent and 11 percent of our net sales in 2006, 2005 and 2004, respectively; and Daimler Chrysler accounted for approximately 11 percent, 9 percent and 8 percent of our net sales in 2006, 2005 and 2004, respectively. No other customer accounted for more than 9 percent of our net sales for any of those years.

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

The following table provides, for each of the years 2006 through 2004, information relating to our sales of emission control products and systems for certain geographic areas:

	Percentage of Net Sales
	Years Ended December 31,
	2006	2005	2004

United States
Aftermarket	19%	18%	18%
OE market	81	82	82

	100%	100%	100%

Foreign Sales
Aftermarket	10%	11%	11%
OE market	90	89	89

	100%	100%	100%

Total Sales by Geographic Area(a)
United States	29%	33%	33%
European Union	49	46	45
Canada	5	7	8
Other areas	17	14	14

	100%	100%	100%

(a)	See Note 12 to the consolidated financial statements included under Item 8 for information about our foreign and domestic operations. See Item 1A, “Risk Factors — We are subject to risks related to our international operations” and “— Exchange rate fluctuations could cause a decline in our financial conditions and results of operations” for information about the risks associated with foreign operations.

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

The following table provides, for each of the years 2006 through 2004, information relating to our sales of ride control equipment for certain geographic areas:

	Percentage of Net Sales
	Years Ended December 31,
	2006	2005	2004

United States
Aftermarket	53%	46%	47%
OE market	47	54	53

	100%	100%	100%

Foreign Sales
Aftermarket	33%	33%	35%
OE market	67	67	65

	100%	100%	100%

Total Sales by Geographic Area(a)
United States	38%	42%	43%
European Union	33	32	34
Canada	6	4	4
Other areas	23	22	19

	100%	100%	100%

(a)	See Note 12 to the consolidated financial statements included under Item 8 for information about our foreign and domestic operations. See Item 1A, “Risk Factors — We are subject to risks related to our international operations” and “— Exchange rate fluctuations could cause a decline in our financial conditions and results of operations” for information about the risks associated with foreign operations.

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

For additional information regarding environmental matters, see Item 3, “Legal Proceedings,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental and Other Matters,” and Note 13 to the financial statements of Tenneco Inc. and Consolidated Subsidiaries included under Item 8.

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

As of December 31, 2006, we had U.S. Federal tax net operating loss (“NOL”) carryforwards of $597 million available to reduce taxable income in future years, and these NOL carryforwards expire in various years through 2026. The federal tax effect of these NOLs is $209 million and is recorded as a deferred tax asset on our balance sheet as of December 31, 2006. We also have state NOL carryforwards at December 31, 2006 of $585 million, which will expire in various years through 2026. The tax effect of the state NOL, net of a valuation allowance, is $29 million and is recorded as a deferred tax asset on our balance sheet at December 31, 2006. Our ability to utilize our NOL carryforwards could become subject to significant limitations under Section 382 of the Internal Revenue Code (“Section 382”) if we undergo a majority ownership change. We would undergo a majority ownership change if, among other things, the stockholders who own or have owned, directly or indirectly, five percent or more of our common stock or are otherwise treated as five percent stockholders under Section 382 and the regulations promulgated thereunder, increase their aggregate percentage ownership of our stock by more than 50 percentage points over the lowest percentage of stock owned by these stockholders at any time during the testing period, which is generally the three-year period preceding the potential ownership change. In the event of a majority ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with the NOL carryforwards. Any unused annual limitation may be carried over to later years until the applicable expiration of the respective NOL carryforwards. If we were to undergo a majority ownership change, we would be required to record a reserve for some or all of the asset currently recorded on our balance sheet. As of December 31, 2006, we believe that there has not been a significant change in our ownership during the prior three years. We cannot, however, assure you that we will not undergo a majority ownership change in the future. Further, because an ownership change for federal tax purposes can occur based on trades among our existing stockholders, whether we undergo a majority ownership change may be a matter beyond our control.

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

From time to time we are subject to product warranty claims whereby we are required to bear costs of repair or replacement of certain of our products. Warranty claims may range from individual customer claims to full recalls of all products in the field. We believe that our warranty reserve is appropriate; however, actual claims incurred could differ from the original estimates requiring adjustments to the reserve. The reserve is included in current liabilities on the balance sheet. See Note 13 to our consolidated financial statements included under Item 8 for information regarding our warranty reserves.

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

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA

	As Restated
	Years Ended December 31,
	2006(a)	2005(a)	2004(a)(c)	2003(b)(c)	2002(b)(c)
	(Millions Except Share and Per Share Amounts)

Statements of Income (Loss) Data:
Net sales and operating revenues —
North America	$1,963	$2,033	$1,966	$1,889	$1,907
Europe, South America and India	2,387	2,110	1,940	1,611	1,367
Asia Pacific	436	371	380	322	236
Intergroup sales	(104)	(74)	(73)	(54)	(50)

	$4,682	$4,440	$4,213	$3,768	$3,460

Income before interest expense, income taxes, and minority interest —
North America	$103	$148	$131	$128	$128
Europe, South America and India	81	53	19	20	22
Asia Pacific	12	16	20	23	17

Total	196	217	170	171	167

Interest expense (net of interest capitalized)	136	133	178	146	140
Income tax expense (benefit)	5	26	(21)	(6)	(6)
Minority interest	6	2	4	6	4
Income before cumulative effect of change in accounting principle	49	56	9	25	29
Cumulative effect of change in accounting principle, net of income tax(d)	—	—	—	—	(218)

Net income (loss)	$49	$56	$9	$25	$(189)

Average number of shares of common stock outstanding
Basic	44,625,220	43,088,558	41,534,810	40,426,136	39,795,481
Diluted	46,755,573	45,321,225	44,180,460	41,767,959	41,667,815

Earnings (loss) per average share of common stock —
Basic:
Before cumulative effect of change in accounting principle	$1.11	$1.30	$0.22	$0.60	$0.73
Cumulative effect of change in accounting principle(d)	—	—	—	—	(5.48)

	$1.11	$1.30	$0.22	$0.60	$(4.75)

Diluted:
Before cumulative effect of change in accounting principle	$1.05	$1.24	$0.21	$0.58	$0.69
Cumulative effect of change in accounting principle(d)	—	—	—	—	(5.48)

	$1.05	$1.24	$0.21	$0.58	$(4.79)

Cash dividends per common share	$—	$—	$—	$—	$—

	As Restated
	Years Ended December 31,
	2006(a)	2005(a)	2004(a)(c)	2003(b)(c)	2002(b)(c)
	(Millions Except Ratio and Percent Amounts)

Balance Sheet Data:
Total assets	$3,274	$2,945	$3,134	$2,883	$2,587
Short-term debt	28	22	19	20	228
Long-term debt	1,357	1,361	1,402	1,410	1,217
Minority interest	28	24	24	23	19
Shareholders’ equity	226	137	170	81	(70)

Statement of Cash Flows Data:
Net cash provided by operating activities	$203	$123	$218	$290	$196
Net cash used by investing activities	(172)	(164)	(131)	(134)	(114)
Net cash provided (used) by financing activities	12	(28)	(15)	(51)	(74)
Cash Payments for plant, property and equipment	177	140	132	130	138

Other Data:
EBITDA(e)	$380	$394	$347	$334	$311
Ratio of EBITDA to interest expense	2.79	2.96	1.95	2.29	2.22
Ratio of total debt to EBITDA	3.64	3.51	4.10	4.28	4.65
Ratio of earnings to fixed charges(f)	1.35	1.55	0.95	1.15	1.17
Working capital as a percent of sales(g)	2.6%	2.4%	1.2%	2.4%	4.0%

NOTE: Our financial statements for the three years ended December 31, 2006, which are discussed in the following notes, are included in this Form 10-K/A under Item 8.

(a)	These amounts reflect the restatement discussed in Note 4 to the consolidated financial statements included in Item 8 — Financial Statements and Supplementary Data.

For a discussion of the significant items affecting comparability of the financial information for the years ended 2006, 2005 and 2004, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(b)	Similar correcting entries have been made to the 2003 and 2002 amounts for the restatement discussed in Note 4 to the consolidated financial statements included in Item 8 — Financial Statements and Supplementary Data.

(c)	Prior to the first quarter of 2005, inventories in the U.S. based operations (17 percent and 19 percent of our total consolidated inventories at December 31, 2004 and 2003, respectively) were valued using the last-in, first-out (“LIFO”) method and all other inventories were valued using the first-in, first-out (“FIFO”) or average cost methods at the lower of cost or market value. Effective January 1, 2005, we changed our accounting method for valuing inventory for our U.S. based operations from the LIFO method to the FIFO method. As a result, all U.S. inventories are now stated at the lower of cost, determined on a FIFO basis, or market. We elected to change to the FIFO method as we believe it is preferable for the following reasons: 1) the change will provide better matching of revenue and expenditures and 2) the change will achieve greater consistency in valuing our global inventory. Additionally, we initially adopted LIFO as it provided certain U.S. tax benefits which we no longer realize due to our U.S. net operating losses (when applied for tax purposes, tax laws require that LIFO be applied for accounting principles generally accepted in the United States of America (“GAAP”) as well). As a result of the change, we also expect to realize administrative efficiencies. In accordance with GAAP, the change in inventory accounting has been applied by restating prior year’s financial statements. The effect of the change on our financial position and results of operations are presented below.

	As of December 31,
	2004	2003	2002
	(Millions)
	Increase (Decrease)

Inventories	$14	$11	$13
Deferred income tax assets (noncurrent)	$(5)	$(4)	$(5)
Shareholders’ equity	$9	$7	$8

	Increase (Decrease)
	Years Ended December 31,
	2004	2003	2002
	(Millions except per
	share amounts)

Income (loss) before interest expense, income taxes and minority interest	$3	$(2)	$—
Income tax expense (benefit)	1	(1)	—

Income (loss) before cumulative effect of change in accounting principle and net income (loss)	$2	$(1)	$—

Basic earnings (loss) per share of common stock	$0.04	$(0.03)	$—

Diluted earnings (loss) per share of common stock	$0.04	$(0.03)	$—

You should also read Note 5 to the consolidated financial statements included in Item 8 for a discussion of the changes in our results due to the change in our method for valuing inventory.

In October 2004 and July 2005, we announced a change in the structure of our organization which changed the components of our reportable segments. The European segment now includes our South American and Indian operations. While this has no impact on our consolidated results, it changes our segment results.

(d)	In 2002, we adopted SFAS No. 142 which changed the accounting for purchased goodwill from an amortization method to an impairment-only approach. You should also read the notes to the financial statements of Tenneco Inc. and Consolidated Subsidiaries, appearing in Item 8, for additional information.

(e)	EBITDA represents income before extraordinary item, cumulative effect of change in accounting principle, interest expense, income taxes, minority interest and depreciation and amortization. EBITDA is not a calculation based upon generally accepted accounting principles. The amounts included in the EBITDA calculation, however, are derived from amounts included in the historical statements of income data. In addition, EBITDA should not be considered as an alternative to net income or operating income as an indicator of our operating performance, or as an alternative to operating cash flows as a measure of liquidity. We have reported EBITDA because we regularly review EBITDA as a measure of our company’s performance. In addition, we believe our debt holders utilize and analyze our EBITDA for similar purposes. We also believe EBITDA assists investors in comparing a company’s performance on a consistent basis without regard to depreciation and amortization, which can vary significantly depending upon many factors. However, the EBITDA measure presented in this document may not always be comparable to similarly titled measures reported by other companies due to differences in the components of the calculation. EBITDA is derived from the statements of income (loss) as follows:

	As Restated
	Year Ended December 31,
	2006(a)	2005(a)	2004(a)(c)	2003(b)(c)	2002(b)(c)
	(Millions)

Net income (loss)	$49	$56	$9	$25	$(189)
Cumulative effect of change in accounting principle, net of income tax	—	—	—	—	218
Minority interest	6	2	4	6	4
Income tax expense (benefit)	5	26	(21)	(6)	(6)
Interest expense, net of interest capitalized	136	133	178	146	140
Depreciation and amortization of other intangibles	184	177	177	163	144

Total EBITDA	$380	$394	$347	$334	$311

(f)	For purposes of computing this ratio, earnings generally consist of income before income taxes and fixed charges excluding capitalized interest. Fixed charges consist of interest expense, the portion of rental expense considered representative of the interest factor and capitalized interest. For the year ended December 31, 2004, earnings were insufficient by $9 million to cover fixed charges. See Exhibit 12 to this Form 10-K/A for the calculation of this ratio.

(g)	For purposes of computing working capital as a percentage of sales, we exclude cash and the current portion of long term debt from the calculation. We exclude these items because we manage our working capital activity through cash and short term debt. To include these items in the calculation would distort actual working capital changes. Our calculation of working capital as a percentage of sales is as follows:

	As Restated
	Years Ended December 31,
	2006(a)	2005(a)	2004(a)(c)	2003(b)(c)	2002(b)(c)
	(Dollar amount in Millions
	Except Percentage Amounts)

Current Assets:
Receivables — Customer notes and accounts, net	$578	$518	$460	$427	$394
Receivables — Other	17	21	23	19	15
Inventories	441	361	396	354	365
Deferred income taxes	51	43	70	63	56
Prepayments and other	126	99	122	107	95

	$1,213	$1,042	$1,071	$970	$925
Current Liabilities:
Trade payables	$781	$652	$699	$621	$505
Accrued taxes	49	31	24	23	40
Accrued interest	33	31	28	42	23
Accrued liabilities	194	193	224	162	172
Other accruals	34	29	45	30	45

	$1,091	$936	$1,020	$878	$785
Working Capital (Current assets less current liabilities)	$122	$106	$51	$92	$140
Net sales and operating revenues	$4,682	$4,440	$4,213	$3,768	$3,460
Working capital as a percent of sales	2.6%	2.4%	1.2%	2.4%	4.0%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As you read the following review of our financial condition and results of operations, you should also read our financial statements and related notes beginning on page 69. As discussed on Note 4 to the consolidated financial statements, we have restated our financial statements as of December 31, 2006 and 2005 and for the three year period ended December 31, 2006. This management’s discussion and analysis reflects that restatement.

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

Total revenues for 2006 were $4.7 billion, a five percent increase over 2005. Excluding the impact of currency and substrate sales, revenue was down $60 million, or two percent, driven primarily by lower OE production volumes in North America, particularly light trucks and SUVs, partially offset by higher aftermarket sales. In addition, our geographic balance and diverse customer base helped partially offset the North American production decline. Gross margin for 2006 was 18.1 percent, down 1.3 percent from 19.4 percent in 2005. Higher substrate sales, driven by more diesel aftertreatment and hot-end exhaust business, which typically carry lower margins, diluted gross margin. Also impacting gross margin were increased steel and other material costs, reduced North American production volumes, and higher restructuring charges, all of which more than offset savings and improved efficiencies from Lean manufacturing, Six Sigma programs, cost recoveries and other cost reduction initiatives. We reported selling, general, administrative and engineering expenses for 2006 of 9.8 percent of revenues, as compared to 10.5 percent of revenues for 2005. The improvement was driven by the aggressive effort to reduce costs globally, including tight discretionary spending controls and the benefit from our 2006 decision to freeze future accruals under our defined benefit pension plans for substantially all U.S. salaried and non-union hourly employees effective December 31, 2006. Earnings before interest expense, taxes and minority interest (“EBIT”) was $196 million for 2006, down $21 million from the $217 million reported in 2005. Higher material costs, reduced North American production volumes and increased restructuring charges more than offset increased global aftermarket revenues, lower selling, general, administrative and engineering costs, benefits from the company’s ongoing manufacturing efficiency programs and reduced costs through tight controls on discretionary spending.

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

	As Restated
	Year Ended December 31, 2006
					Revenues
				Substrate	Excluding
			Revenues	Sales	Currency and
		Currency	Excluding	Excluding	Substrate
	Revenues	Impact	Currency	Currency	Sales
	(Millions)

North America Original Equipment
Ride Control	$483	$—	$483	$—	$483
Emission Control	928	6	922	272	650

Total North America Original Equipment	1,411	6	1,405	272	1,133

North America Aftermarket
Ride Control	383	—	383	—	383
Emission Control	162	—	162	—	162

Total North America Aftermarket	545	—	545	—	545
Total North America	1,956	6	1,950	272	1,678

Europe Original Equipment
Ride Control	380	10	370	—	370
Emission Control	1,264	34	1,230	504	726

Total Europe Original Equipment	1,644	44	1,600	504	1,096

Europe Aftermarket
Ride Control	178	3	175	—	175
Emission Control	211	5	206	—	206

Total Europe Aftermarket	389	8	381	—	381

South America & India	272	14	258	32	226
Total Europe, South America & India	2,305	66	2,239	536	1,703
Asia	246	—	246	85	161
Australia	175	(1)	176	19	157

Total Asia Pacific	421	(1)	422	104	318

Total Tenneco	$4,682	$71	$4,611	$912	$3,699

	As Restated
	Year Ended December 31, 2005
					Revenues
				Substrate	Excluding
			Revenues	Sales	Currency and
		Currency	Excluding	Excluding	Substrate
	Revenues	Impact	Currency	Currency	Sales
	(Millions)

North America Original Equipment
Ride Control	$495	$—	$495	$—	$495
Emission Control	1,011	—	1,011	272	739

Total North America Original Equipment	1,506	—	1,506	272	1,234
North America Aftermarket
Ride Control	361	—	361	—	361
Emission Control	160	—	160	—	160

Total North America Aftermarket	521	—	521	—	521
Total North America	2,027	—	2,027	272	1,755
Europe Original Equipment
Ride Control	378	—	378	—	378
Emission Control	1,078	—	1,078	327	751

Total Europe Original Equipment	1,456	—	1,456	327	1,129
Europe Aftermarket
Ride Control	169	—	169	—	169
Emission Control	195	—	195	—	195

Total Europe Aftermarket	364	—	364	—	364
South America & India	233	—	233	20	213
Total Europe, South America and India	2,053	—	2,053	347	1,706
Asia	149	—	149	43	106
Australia	211	—	211	19	192

Total Asia Pacific	360	—	360	62	298

Total Tenneco	$4,440	$—	$4,440	$681	$3,759

Revenues from our North American operations decreased $71 million in 2006 compared to the same period last year reflecting lower sales in OE partially offset by increased aftermarket sales. Total North American OE revenues decreased six percent to $1,411 million in 2006. North American industry production of SUVs and light trucks was down year-over-year which had a significant impact on OE volumes, particularly on key exhaust platforms. OE emission control revenues were down eight percent to $928 million from $1,011 million in the prior year. Substrate emission control sales remained the same as prior year at $272 million. Adjusted for substrate sales and currency, OE emission control sales were down 12 percent from the prior year. This decline was primarily driven by the impact from lower OE production of light trucks and SUVs on key exhaust platforms. In addition, the timing on the transition of one of GM’s largest light truck platforms negatively impacted revenue. OE ride control revenues for 2006 decreased two percent from the prior year. Increased heavy duty and commercial volumes were more than offset by lower OE production of light trucks and SUVs. Total OE revenues, excluding substrate sales and currency, decreased eight percent in 2006. Total North American light vehicle production fell by three percent with a nine percent decline in light truck and SUV production being partially offset by a five percent production increase in passenger cars. Aftermarket revenues for North America were $545 million in 2006, representing an increase of five percent compared to the same period in the prior year. Aftermarket ride control revenues increased $22 million or six percent in 2006, primarily due to increased sales to new and existing customers and price increases to help offset higher material costs. Aftermarket emission control revenues were $162 million in 2006, up $2 million from prior year. Price increases driven by higher steel costs more than offset lower volumes.

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

Revenues from our Asia Pacific segment, which includes Australia and Asia, increased $61 million to $421 million in 2006, as compared to $360 million in the prior year. Excluding substrate sales, revenues increased $55 million at our Asian operations in 2006 compared to last year driven by higher OE volumes in China. In Australia, industry OE production declines and unfavorable currency negatively impacted revenues. Australian revenues were down 17 percent compared to 2005, or 18 percent when the impact of currency and substrate sales were excluded.

EBIT

	As Restated
	Years Ended
	December 31,
	2006	2005	Change
	(Millions)

North America	$103	$148	$(45)
Europe, South America and India	81	53	28
Asia Pacific	12	16	(4)

	$196	$217	$(21)

The EBIT results shown in the preceding table include the following items, discussed below under “Restructuring and Other Charges” and “Liquidity and Capital Resources — Capitalization”, which have an effect on the comparability of EBIT results between periods:

	As Restated
	Year Ended
	December 31,
	2006	2005
	(Millions)

North America
Restructuring and restructuring-related expenses	$13	$4
New aftermarket customer changeover costs(1)	6	10
Pension replacement(2)	(7)	—
Stock-based compensation accounting change(3)	1	—
Reserve for receivable from former affiliate	3	—
Europe, South America and India
Restructuring and restructuring-related expenses	8	8
Asia Pacific
Restructuring and restructuring-related expenses	6	—

(1)	Represents costs associated with changing new aftermarket customers from their prior suppliers to an inventory of our products. Although our aftermarket business regularly incurs changeover costs, we specifically identify in the table above those changeover costs that, based on the size or number of customers involved, we believe are of an unusual nature for the quarter in which they were incurred.

(2)	In August 2006, we announced that we were freezing future accruals under our U.S. defined benefit pension plans for substantially all our U.S. salaried and non-union hourly employees effective December 31, 2006. In lieu of those benefits, we are offering additional benefits under defined contribution plan.

(3)	Represents the expense associated with the change to the new stock-based accounting standard, Statement of Financial Accounting Standards No. 123(R).

EBIT for North American operations decreased to $103 million from $148 million one year ago. The decline was primarily driven by lower OE volumes of $27 million, OE price concessions of $17 million and higher material and restructuring costs. Partially offsetting these negative items were higher aftermarket sales, OE manufacturing efficiencies and lower selling, general and administrative costs of $16 million. Included in North America’s 2006 EBIT were $13 million in restructuring and restructuring-related expenses, $6 million in customer changeover costs, $1 million of stock based compensation expense due to an accounting change, $3 million of expense in connection with booking a reserve for a receivable from a former affiliate and a $7 million dollar benefit due to changes to our U.S. retirement plans for salaried and non-union hourly employees described above. Included in North America’s 2005 EBIT were $4 million in restructuring and restructuring-related expenses and $10 million in customer changeover costs.

Our European, South American and Indian segment’s EBIT was $81 million for 2006, up $28 million from $53 million in 2005. Increased European aftermarket sales benefited EBIT by $5 million. Higher European OE volumes from both emission and ride control product lines, improved European OE manufacturing efficiencies of $34 million, particularly in our exhaust operations, and favorable currency all contributed to the EBIT improvement. These improvements were partially offset by higher steel costs and price concessions of $11 million. South America and India EBIT benefited from higher revenues. Included in Europe, South America and India’s EBIT were $8 million in restructuring and restructuring-related expenses in both 2006 and 2005.

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

You should also read Note 5 to the consolidated financial statements included in Item 8 for a discussion of the changes in our results due to the change in our method for valuing inventory.

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

Interest Expense, Net of Interest Capitalized

We reported interest expense of $136 million in 2006 compared to $133 million in 2005. The increase in expense was due to higher LIBOR rates on the variable portion of our debt higher average borrowings, offset by lower expense associated with our swaps. See more detailed explanations on our debt structure, prepayments and amendments to our senior credit facility in February 2005, and their impact on our interest expense, in “Liquidity and Capital Resources — Capitalization” later in this Management’s Discussion and Analysis.

In April 2004, we entered into three separate fixed-to-floating interest rate swaps with two separate financial institutions. These agreements swapped an aggregate of $150 million of fixed interest rate debt at an annual rate of 10 1/4 percent to floating interest rate debt at an annual rate of LIBOR plus an average spread of

5.68 percent. Each agreement requires semi-annual settlements through July 15, 2013. Based upon the LIBOR rate as determined under these agreements of 5.61 percent (which was in effect until January 15, 2007) the inclusion of these swaps in our financial results added $2 million to our 2006 annual interest expense. The change in market value of these swaps was recorded as part of interest expense and other long-term liabilities. As of December 31, 2006, the fair value of the interest rate swaps was a liability of approximately $7 million which has been recorded in other long-term liabilities. On December 31, 2006, we had $996 million in long-term debt obligations that have fixed interest rates. Of that amount, $475 million is fixed through July 2013 and $500 million through November 2014, while the remainder is fixed over periods of 2007 through 2025. The interest rate swaps effectively convert $150 million of this fixed rate debt into floating rate debt. We also have $356 million in long-term debt obligations that have variable interest rates based on a current market rate of interest. For further discussion, see “Liquidity and Capital Resources — Interest Rate Risk” later in this Management’s Discussion and Analysis.

Income Taxes

Income taxes were an expense of $5 million in 2006, compared to an expense of $26 million in 2005. Included in 2006 were benefits of $15 million, including a FAS 109 adjustment, prior year true-up, Czech Investment Tax Credit and resolution of tax issues with former affiliates. The effective tax rate for 2006 including the $15 million of benefits was eight percent. Excluding these benefits would have increased our effective tax rate by 26 percent. Included in 2005 were benefits of $5 million, including settlements of prior year tax issues, prior year true-ups and resolution of some tax contingencies with our foreign operations. Including these adjustments the effective tax for 2005 was 30 percent. Excluding these adjustments would have increased our effective tax rate by six percent.

Earnings Per Share

We reported earnings per diluted common share of $1.05 for 2006, compared to $1.24 per diluted share for 2005. Included in the results for 2006 are expenses related to our restructuring activities, customer changeover cost, stock based compensation expense due to an accounting change, expense in connection with booking a reserve for a receivable from a former affiliate, benefit due to the replacement of our U.S. defined benefit pension plan and favorable tax adjustments. The net impact of these items decreased earnings per diluted share by $0.09. Included in the results for 2005 are expenses related to our restructuring activities, customer changeover costs and favorable tax adjustments. The net impact of these items decreased earnings per diluted share by $0.23. Please read Note 9 to the consolidated financial statements included in Item 8 for more detailed information on earnings per share. You should also read Note 5 to the consolidated financial statements included in Item 8 for a discussion of the changes in our results due to the change in our method for valuing inventory.

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

Income Taxes

We have a U.S. Federal tax net operating loss carryforward (“NOL”) at December 31, 2006, of $597 million, which will expire in varying amounts from 2018 to 2026. The federal tax effect of that NOL is $209 million, and is recorded as a deferred tax asset on our balance sheet at December 31, 2006. We also have state NOL carryforwards at December 31, 2006 of $585 million, which will expire in various years through 2026. The tax effect of the state NOL, net of a valuation allowance, is $29 million and is recorded as a deferred tax asset on our balance sheet at December 31, 2006. We estimate, based on available evidence both positive and negative, that it is more likely than not that we will utilize these NOLs within the prescribed carryforward period. That estimate is based upon our expectations regarding future taxable income of our U.S. operations and the implementation of available tax planning strategies that accelerate usage of the NOL. Circumstances that could change that estimate include future U.S. earnings at lower than expected levels or a majority ownership change as defined in the rules of the U.S. tax law. If that estimate changed, we would be required to cease recognizing an income tax benefit for any new NOL and could be required to record a reserve for some or all of the asset currently recorded on our balance sheet.

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

In accordance with GAAP, the change in inventory accounting has been applied by adjusting prior year’s financial statements. The effect of the change in accounting principle as of December 31, 2004, was to increase inventories by $14 million, reduce deferred tax assets by $5 million, and increase retained earnings by $9 million. For further information, see Note 5 to the consolidated Financial Statements included in Item 8.

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (“FIN”) 46(R)-5, “Implicit Variable Interests under FASB Interpretation No. 46” (revised December 2003). The statement addresses whether a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity (“VIE”) or potential VIE when specific conditions exist. The guidance was applied in the first reporting period beginning after March 3, 2005. The adoption of FSP No. FIN 46(R)-5 did not have an impact on our consolidated financial statements.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Corrections,” which supersedes APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This statement changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on our financial position or results of operation. We applied the provisions of SFAS No. 154 with respect to the restatement discussed in Note 4 to the consolidated financial statements.

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

In November 2005, the FASB issued FSP FAS 123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP requires an entity to follow either the transition guidance for the additional paid-in-capital pool as prescribed in SFAS No. 123(R), Share-Based Payment, or the alternative transition method as described in the FSP. We have elected to follow the transition guidance utilizing the modified prospective method for the additional paid-in capital pools as described in SFAS No. 123(R). The adoption of SFAS No. 123(R)-3 did not have material impact on our financial position or results of operations.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of this statement to have a material impact to our financial position or results of operations.

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

Liquidity and Capital Resources

Capitalization

	As Restated
	Year Ended
	December 31,
	2006	2005	% Change
	(Millions)

Short term debt and current maturities	$28	$22	27%
Long term debt	1,357	1,361	—

Total debt	1,385	1,383	—

Total minority interest	28	24	17
Shareholders’ equity	226	137	65

Total capitalization	$1,639	$1,544	6

General.  Short-term debt, which includes the current portion of long-term obligations and borrowings by foreign subsidiaries, as well as any outstanding borrowings on our revolving credit facilities, increased by approximately $6 million. The current portion of long-term debt increased by approximately $2 million while foreign subsidiaries’ obligations increased by approximately $4 million. Borrowings under our revolving credit facilities were zero at both December 31, 2006 and 2005, respectively. The majority of the decrease in long-term debt resulted from approximately $4 million related to payments on capital leases.

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

In April 2004, we entered into three separate fixed-to-floating interest rate swaps with two separate financial institutions. These agreements swapped an aggregate of $150 million of fixed interest rate debt at an annual rate of 10 1/4 percent to floating interest rate debt at an annual rate of LIBOR plus an average spread of 5.68 percent. Each agreement requires semi-annual settlements through July 15, 2013. Based upon the LIBOR rate as determined under these agreements of 5.61 percent (which was in effect until January 15, 2007) the inclusion of these swaps in our financial results added $2 million to our 2006 annual interest expense. The change in market value of these swaps was recorded as part of interest expense and other long-term liabilities. As of December 31, 2006, the fair value of the interest rate swaps was a liability of approximately $7 million which has been recorded in other long-term liabilities. On December 31, 2006, we had $996 million in long-term debt obligations that have fixed interest rates. Of that amount, $475 million is fixed through July 2013 and $500 million through November 2014, while the remainder is fixed over periods of 2007 through 2025. The interest rate swaps effectively convert $150 million of this fixed rate debt into floating rate debt. We also have $356 million in long-term debt obligations that have variable interest rates based on a current market rate of interest.

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

In July 2007, we announced that we would be restating our financial statements for the years 2004 through 2006 and the first quarter of 2007. In connection with the restatement, we requested and received from the lenders under the senior credit facility a waiver of any default or event of default that would otherwise have arisen because our prior financial statements could no longer be relied upon.

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

	As Restated
	Quarter Ended
	March 31,		June 30,		September 30,		December 31,
	2006		2006		2006		2006
	Req.	Act.	Req.	Act.	Req.	Act.	Req.	Act.

Leverage Ratio (maximum)	4.25	3.38	4.25	3.36	4.25	3.49	4.25	3.46
Interest Coverage Ratio (minimum)	2.10	3.26	2.10	3.22	2.10	3.13	2.10	3.06
Fixed Charge Coverage Ratio (minimum)	1.15	2.06	1.15	1.89	1.15	1.77	1.15	1.76

	Quarters Ending
	March 31-	March 31-	March 31-	March 31-
	December 31,	December 31,	December 31,	December 12,
	2007	2008	2009	2010
	Req.	Req.	Req.	Req.

Leverage Ratio (maximum)	3.75	3.50	3.50	3.50
Interest Coverage Ratio (minimum)	2.20	2.35	2.50	2.75
Fixed Charge Coverage Ratio (minimum)	1.25	1.35	1.50	1.75

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

The senior credit facility agreement also contains restrictions on our operations that are customary for similar facilities, including limitations on: (i) incurring additional liens; (ii) sale and leaseback transactions (except for the permitted transactions as described in the amended agreement); (iii) liquidations and dissolutions; (iv) incurring additional indebtedness or guarantees; (v) capital expenditures; (vi) dividends (limited to no more than $15 million per year); (vii) mergers and consolidations; and (viii) prepayments and modifications of subordinated and other debt instruments. Compliance with these requirements and restrictions is a condition for any incremental borrowings under the senior credit facility agreement and failure to meet these requirements enables the lenders to require repayment of any outstanding loans. After giving effect to the waiver we received as described above, as of December 31, 2006, we were in compliance with all the financial covenants (as indicated above) and operational restrictions of the facility.

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

Contractual Obligations

Our remaining required debt principal amortization and payment obligations under lease and certain other financial commitments as of December 31, 2006, are shown in the following table:

	Payments due in:
						Beyond
	2007	2008	2009	2010	2011	2011	Total
	(Millions)

Obligations:
Revolver borrowings	$—	$—	$—	$—	$—	$—	$—
Senior long-term debt	—	—	—	356	—	—	356
Long-term notes	1	2	—	—	—	477	480
Capital leases	3	3	3	3	—	—	12
Subordinated long-term debt	—	—	—	—	—	500	500
Other subsidiary debt	1	—	—	—	—	2	3
Short-term debt	22	—	—	—	—	—	22

Debt and capital lease obligations	27	5	3	359	—	979	1,373
Operating leases	16	11	9	7	6	1	50
Interest payments	132	132	131	130	93	201	819
Capital commitments	45	—	—	—	—	—	45

Total Payments	$220	$148	$143	$496	$99	$1,181	$2,287

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

Cash Flows

	Years Ended
	December 31,
	2006	2005
	(Millions)

Cash provided (used) by:
Operating activities	$203	$123
Investing activities	(172)	(164)
Financing activities	12	(28)

Operating Activities

For the year ended December 31, 2006, cash flow provided from operating activities was $203 million as compared to $123 million in the prior year. For 2006 cash provided by working capital was $6 million compared to cash used of $95 million for 2005. Receivables were a cash outflow of $24 million, a $62 million improvement from last year, which was impacted by the discontinuation of the advance payment programs with three major OE customers in North America in 2005. Inventory was a use of cash of $57 million compared to cash provided of $6 million in the prior year. Inventory was up year over year due to the ramp-up of future platform launches. Accounts payable provided cash of $92 million versus last years cash outflow of $9 million. Cash interest payments of $137 million in 2006 were higher than prior year payments of $126 million as a result of higher interest rates on our variable portion of debt and increased average borrowings. Cash tax payments were $26 million in 2006 compared to $23 million in 2005. Other operating activity was a use of $5 million in cash for 2006, compared to a cash outflow of $22 million in the prior year which was primarily related to an increase in pension contributions during 2005.

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

Investing Activities

Cash used for investing activities was $8 million higher in 2006 compared to the same period a year ago. In 2006 we received $17 million in cash from the sale of assets. Cash payments for plant, property and equipment (PP&E) were $177 million in 2006 versus $140 million in 2005. The increase of $37 million in cash payments for plant, property and equipment was primarily due to the timing of future OE customer platform launches. Without adjusting for changes in the balance of accounts payable relating to acquisitions of PP&E, the amount of PP&E acquired in 2006 and 2005 was $7 million lower and $3 million higher, respectively, than the cash payments reported. Acquisitions for PP&E were $170 million in 2006 and

$143 million in 2005. See Reclassifications in Note 1 in Item 8 “Financial Statements and Supplementary Data” for further information. Expenditures for software-related intangible assets were $13 million in 2006 compared to $14 million in 2005.

In 2005 we used $11 million in cash to acquire the exhaust operations of Gabilan Manufacturing and $3 million to acquire the remaining minority interest in India’s Hydraulics joint venture operations, partially offset by net proceeds from the sale of assets of $4 million.

Financing Activities

Cash flow from financing activities was a $12 million inflow in 2006 compared to an outflow of $28 million in the same period of 2005. The primary reason for the change is attributable to $45 million in cash used to reduce our long-term debt during 2005.

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

From time to time we are subject to product warranty claims whereby we are required to bear costs of repair or replacement of certain of our products. Warranty claims may range from individual customer claims to full recalls of all products in the field. We believe that the warranty reserve is appropriate; however, actual claims incurred could differ from the original estimates requiring adjustments to the reserve. The reserve is included in current liabilities on the balance sheet. See Note 13 to our consolidated financial statements included under Item 8 for information regarding our warranty reserves.

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

In April 2004, we entered into three separate fixed-to-floating interest rate swaps with two separate financial institutions. These agreements swapped an aggregate of $150 million of fixed interest rate debt at an annual rate of 10 1/4 percent to floating interest rate debt at an annual rate of LIBOR plus an average spread of 5.68 percent. Each agreement requires semi-annual settlements through July 15, 2013. Based upon the LIBOR rate as determined under these agreements of 5.61 percent (which was in effect until January 15, 2007) the inclusion of these swaps in our financial results added $2 million to our 2006 annual interest expense. The change in market value of these swaps is recorded as part of interest expense and other long-term liabilities. As of December 31, 2006, the fair value of the interest rate swaps was a liability of approximately $7 million which has been recorded in other long-term liabilities. On December 31, 2006, we had $996 million in long-

term debt obligations that have fixed interest rates. Of that amount, $475 million is fixed through July 2013 and $500 million through November 2014, while the remainder is fixed over periods of 2007 through 2025. The interest rate swaps effectively convert $150 million of this fixed rate debt into floating rate debt. We also have $356 million in long-term debt obligations that have variable interest rates based on a current market rate of interest. For further discussion, see “Liquidity and Capital Resources — Interest Rate Risk” earlier in this Management’s Discussion and Analysis.

We estimate that the fair value of our long-term debt at December 31, 2006 was about 104 percent of its book value. A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $3 million after tax, excluding the effect of marking the interest rate swaps we completed in April 2004 to market.

Years 2005 and 2004

Net Sales and Operating Revenues

The following tables reflect our revenues for the years of 2005 and 2004. See “Years 2006 and 2005 — Net Sales and Operating Revenues” for a description of why we present these reconciliations of revenues.

	As Restated
	Year Ended December 31, 2005
				Substrate	Revenues
				Sales	Excluding
			Revenues	Excluding	Currency and
		Currency	Excluding	Currency	Substrate
	Revenues	Impact	Currency	Impact	Sales
	(Millions)

North America Original Equipment
Ride Control	$495	$—	$495	$—	$495
Emission Control	1,011	9	1,002	272	730

Total North America Original Equipment	1,506	9	1,497	272	1,225

North America Aftermarket
Ride Control	361	—	361	—	361
Emission Control	160	—	160	—	160

Total North America Aftermarket	521	—	521	—	521
Total North America	2,027	9	2,018	272	1,746

Europe Original Equipment
Ride Control	378	11	367	—	367
Emission Control	1,078	(2)	1,080	326	754

Total Europe Original Equipment	1,456	9	1,447	326	1,121

Europe Aftermarket
Ride Control	169	—	169	—	169
Emission Control	195	(1)	196	—	196

Total Europe Aftermarket	364	(1)	365	—	365

South America & India	233	25	208	18	190
Total Europe, South America and India	2,053	33	2,020	344	1,676
Asia	149	—	149	43	106
Australia	211	7	204	19	185

Total Asia Pacific	360	7	353	62	291

Total Tenneco	$4,440	$49	$4,391	$678	$3,713

	As Restated
	Year Ended December 31, 2004
				Substrate	Revenues
				Sales	Excluding
			Revenues	Excluding	Currency and
		Currency	Excluding	Currency	Substrate
	Revenues	Impact	Currency	Impact	Sales
	(Millions)

North America Original Equipment
Ride Control	$455	$—	$455	$—	$455
Emission Control	1,001	—	1,001	320	681

Total North America Original Equipment	1,456	—	1,456	320	1,136
North America Aftermarket
Ride Control	342	—	342	—	342
Emission Control	161	—	161	—	161

Total North America Aftermarket	503	—	503	—	503
Total North America	1,959	—	1,959	320	1,639
Europe Original Equipment
Ride Control	356	—	356	—	356
Emission Control	1,005	—	1,005	321	684

Total Europe Original Equipment	1,361	—	1,361	321	1,040
Europe Aftermarket
Ride Control	169	—	169	—	169
Emission Control	190	—	190	—	190

Total Europe Aftermarket	359	—	359	—	359
South America & India	171	—	171	15	156
Total Europe, South America & India	1,891	—	1,891	336	1,555
Asia	158	—	158	54	104
Australia	205	—	205	16	189

Total Asia Pacific	363	—	363	70	293

Total Tenneco	$4,213	$—	$4,213	$726	$3,487

Revenues from our North American operations increased $68 million in 2005 compared to the same period in 2004 reflecting higher sales from both OE and aftermarket businesses. Total North American OE revenues increased three percent to $1,506 million in 2005. OE emission control revenues were up one percent in 2005 to $1,011 million from $1,001 million in 2004. Substrate emission control sales decreased 15 percent to $272 million in 2005. Adjusted for substrate sales and currency, OE emission control sales were up seven percent in 2005 compared to 2004. OE ride control revenues for 2005 increased nine percent compared to 2004 driven primarily by higher sales to heavy-duty vehicle manufacturers. Total OE revenues, excluding substrate sales and currency, increased eight percent in 2005, while North American light vehicle production remained flat compared to 2004. We experienced this improvement despite the flat build rate primarily due to favorable light vehicle platform mix, highlighted by a 10 percent increase in sales to the Japanese OEMs, as well as higher heavy-duty volumes. In addition, our February 2005 acquisition of the exhaust business for Harley-Davidson provided a $37 million revenue contribution. Aftermarket revenues for North America were $521 million in 2005, representing an increase of four percent compared to 2004 despite general market softness as higher gas prices tempered consumer spending for routine car maintenance. Aftermarket ride control revenues increased $19 million or six percent in 2005, primarily due to increased sales to new and existing customers. Aftermarket emission control revenues were $160 million in 2005, down $1 million compared to 2004. Price increases driven by higher steel costs helped offset lower emission volumes.

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

EBIT

	As Restated
	Years Ended
	December 31,
	2005	2004	Change
	(Millions)

North America	$148	$131	$17
Europe, South America and India	53	19	34
Asia Pacific	16	20	(4)

	$217	$170	$47

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

EBIT for North American operations for 2005 increased to $148 million from $131 million for 2004. Higher OE volumes increased EBIT by $14 million with improved OE manufacturing efficiencies and lower selling, general and administrative costs adding $15 million and $10 million, respectively, to EBIT. These improvements to EBIT were partially offset by OE price concessions and steel cost increases, net of other material costs savings and recovery from customers. North American aftermarket EBIT was negatively impacted by higher steel costs of $27 million and lower volumes and manufacturing inefficiencies of $21 million. These decreases were partially offset by lower selling, general, administrative and engineering costs of $11 million and other material cost savings and recovery from customers. Included in North America’s 2005 EBIT were $4 million in restructuring and restructuring-related expenses and $10 million in customer changeover costs. Included in North America’s 2004 EBIT were $11 million in restructuring and restructuring-related expenses, $8 million in customer changeover costs and $2 million in consulting fees indexed to the stock price.

Our European, South American and Indian segment’s EBIT was $53 million for 2005, up $34 million from $19 million in 2004. Higher European OE volumes from both emission and ride control product lines contributed $21 million to EBIT during 2005. Increased OE manufacturing efficiencies added $4 million to EBIT. Steel cost increases of $22 million were offset by other material cost savings and recovery from customers. OE price concessions and higher selling, general, administrative and engineering costs negatively impacted EBIT by $17 million. European aftermarket manufacturing efficiencies and lower selling, general, administrative and engineering costs added $13 million to EBIT. Higher European aftermarket steel costs of $13 million were offset by other material costs savings and recovery from customers. South America and India added $8 million to EBIT as compared to 2004, mostly due to favorable customer pricing actions and currency appreciation that offset higher steel costs. Included in Europe, South America and India’s 2005 EBIT were $8 million in restructuring and restructuring-related expenses. Included in 2004 EBIT were $26 million in restructuring and restructuring-related expenses and $1 million in consulting fees indexed to the stock price.

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

You should also read Note 5 to the consolidated financial statements included in Item 8 for a discussion of the changes in our results due to the change in our method for valuing inventory.

EBIT as a Percentage of Revenue

	Year Ended
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

Interest Expense, Net of Interest Capitalized

We reported interest expense of $133 million in 2005 compared to $178 million in 2004. Interest expense for 2004 included $42 million related to the 2004 refinancing of our $500 million 11 5/8 percent senior subordinated notes due 2009. We accomplished this refinancing by issuing new 8 5/8 percent senior subordinated notes due 2014 in November 2004 and using the net proceeds of that issuance, together with cash on hand, to redeem our 11 5/8 percent notes. The 11 5/8 percent notes were called for redemption in November 2004 and the redemption was completed in December 2004. Included in the total is a write-off of $8 million in debt issuance costs; a premium of $29 million for redeeming the bonds prior to their maturity date, and $5 million in overlapping interest expenses during the time between the issuance of the 8 5/8 percent notes and the final redemption of the 11 5/8 percent notes. See more detailed explanations on our debt structure, including our issuance of $500 million of 8 5/8 percent senior subordinated notes due 2014 in November 2004, prepayments and amendments to our senior credit facility in February 2005, and their impact on our interest expense, in “Liquidity and Capital Resources — Capitalization” earlier in this Management’s Discussion and Analysis.

In April 2004, we entered into three separate fixed-to-floating interest rate swaps with two separate financial institutions. These agreements swapped an aggregate of $150 million of fixed interest rate debt at an annual rate of 10 1/4 percent to floating interest rate debt at an annual rate of LIBOR plus an average spread of 5.68 percent. Each agreement requires semi-annual settlements through July 15, 2013. The LIBOR in effect for these swaps during the course of 2005 resulted in lower interest expense of approximately $2 million for the year. The LIBOR rate as of December 31, 2005 as determined under these agreements was 3.82 percent. This rate remained in effect until January 15, 2006 when it increased to approximately 4.73 percent. The change in market value of these swaps was recorded as part of interest expense and other long-term liabilities. As of December 31, 2005, the fair value of the interest rate swaps was a liability of approximately $5 million. On December 31, 2005, we had $1 billion in long-term debt obligations that had fixed interest rates. Of that amount, $475 million was fixed through July 2013 and $500 million through November 2014, while the remainder is fixed over periods of 2007 through 2025. The interest rate swaps effectively convert $150 million of this fixed rate debt into floating rate debt. We also have $356 million in long-term debt obligations that have variable interest rates based on a current market rate of interest. For further discussion see “Liquidity and Capital Resources — Interest Rate Risk” earlier in this Management’s Discussion and Analysis.

Income Taxes

Income taxes were an expense of $26 million in 2005, compared to a benefit of $21 million in 2004. Included in 2005 were benefits of $5 million, including settlements of prior year tax issues, prior year true-ups, and resolution of some tax contingencies with our foreign operations. Including these adjustments the effective tax for 2005 was 31 percent. Excluding these adjustments would have increased our effective tax rate by six percent. Included in 2004 were benefits of $20 million, including book to return adjustments, prior year true-ups, settlements of prior year tax issues and benefits related to previous tax losses in foreign operations. Due to efforts to improve overseas operations, we can now recognize the benefits of these previous tax losses in foreign operations, because it is more likely than not that we will be able to utilize them to offset future cash tax payments. The effective tax rate for 2004 including the $20 million benefit was 272 percent. Excluding the $20 million benefit would have decreased our effective tax rate by 260 percent. You should also read Note 5 to the consolidated financial statements included in Item 8 for a discussion of the changes in our results due to the change in our method for valuing inventory.

Earnings Per Share

We reported earnings per diluted common share of $1.24 for 2005, compared to $0.21 per diluted share for 2004. Included in the results for 2005 are expenses related to our restructuring activities, customer changeover costs and favorable tax adjustments. The net impact of these items decreased earnings per diluted share by $0.23. Included in the results for 2004 are expenses related to our restructuring activities, the cost related to the refinancing of our senior subordinated notes, customer changeover costs, consulting fees indexed to the stock price and favorable tax adjustments. The net impact of these items decreased earnings per diluted share by $0.87. Please read Note 9 to the consolidated financial statements included in Item 8 for more detailed information on earnings per share. You should also read Note 5 to the consolidated financial statements included in Item 8 for a discussion of the changes in our results due to the change in our method for valuing inventory.

Cash Flows

	Years Ended
	December 31,
	2005	2004
	(Millions)

Cash provided (used) by:
Operating activities	$123	$218
Investing activities	(164)	(131)
Financing activities	(28)	(15)

Operating Activities

For the year ended December 31, 2005, cash flow provided from operating activities was $123 million as compared to $218 million in 2004. For 2005 cash used for working capital was $95 million compared to a cash flow provided of $48 million for 2004. Higher revenues and the discontinuation of the advance payment programs with three major OE customers in North America were the primary reasons for higher year over year receivables balances that resulted in cash outflow of $86 million, a $92 million increase from 2004. Inventory reductions provided cash of $6 million compared to a use of cash of $22 million in 2004. Accounts payable used cash of $9 million versus a cash inflow of $55 million in 2004. Cash interest payments of $126 million in 2005 were significantly lower than 2004 payments of $185 million as a result of refinancing transactions in 2004. This was partially offset by higher cash tax payments of $23 million in 2005 compared to $18 million in 2004. Other operating activity was a use of $22 million in cash for 2005, compared to a cash inflow of $40 million in 2004. This change was primarily related to an increase in pension contributions during 2005.

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

Investing Activities

Cash used for investing activities was $33 million higher in 2005 compared to 2004. In 2005 we used $11 million in cash to acquire the exhaust operations of Gabilan Manufacturing and $3 million to acquire the remaining minority interest in India’s Hydraulics joint venture operations, partially offset by net proceeds from the sale of assets of $4 million. In 2004 we received $15 million in cash from the sale of assets, primarily driven by the sale of our Birmingham, U.K. facility. Cash payments for plant, property and equipment were $140 million in 2005 versus $132 million in 2004. The increase of $8 million in cash payments for plant, property and equipment was primarily due to the timing of future OE customer platform launches. Without adjusting for changes in the balance of accounts payable relating to acquisitions of PP&E, the amount of PP&E acquired in 2005 and 2004 was $3 million higher and $1 million lower, respectively, than the cash payments reported. Acquisitions for PP&E were $143 million in 2005 and $131 million in 2004. See Reclassifications in Note 1 in Item 8 “Financial Statements and Supplementary Data” for further information. Expenditures for software-related intangible assets were $14 million in 2005 compared to $13 million in 2004.

Financing Activities

Cash flow from financing activities was a $28 million outflow in 2005 compared to an outflow of $15 million in 2004. The primary reason for the change is attributable to $45 million in cash used to reduce our long-term debt during 2005.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2006 and the related consolidated statements of income, cash flows, changes in shareholders’ equity and comprehensive income (loss) and financial statement schedule for the year ended December 31, 2006. Our report dated March 1, 2007 (August 14, 2007, as to the effects of the restatement discussed in Note 4) expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” on January 1, 2006 and the Company’s adoption of the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” on December 31, 2006.

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

As described in Note 4 the accompanying consolidated financial statements have been restated.

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

Deloitte & Touche LLP
Chicago, Illinois
March 1, 2007 (August 14, 2007, as to the effects of the restatement discussed in Note 4)

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF INCOME

	As Restated (Note 4)
	Year Ended December 31,
	2006	2005	2004
	(Millions Except Share and Per Share Amounts)

Revenues
Net sales and operating revenues	$4,682	$4,440	$4,213

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	3,836	3,578	3,370
Engineering, research, and development	88	83	76
Selling, general, and administrative	373	384	417
Depreciation and amortization of intangibles	184	177	177

	4,481	4,222	4,040

Other income (expense)
Loss on sale of receivables	(9)	(6)	(3)
Equity Income	3	1	—
Other income (expense)	1	4	—

	(5)	(1)	(3)

Income before interest expense, income taxes, and minority interest	196	217	170
Interest expense (net of interest capitalized)	136	133	178
Income tax expense (benefit)	5	26	(21)
Minority interest	6	2	4

Net income	$49	$56	$9

Earnings per share
Average shares of common stock outstanding —
Basic	44,625,220	43,088,558	41,534,810
Diluted	46,755,573	45,321,225	44,180,460
Basic earnings per share of common stock —	$1.11	$1.30	$0.22
Diluted earnings per share of common stock —	$1.05	$1.24	$0.21

The accompanying notes to financial statements are an integral part of these statements of income.

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

BALANCE SHEETS

	As Restated (Note 4)
	December 31,
	2006	2005
	(Millions)

ASSETS
Current assets:
Cash and cash equivalents	$202	$141
Receivables —
Customer notes and accounts, net	578	518
Other	17	21
Inventories	441	361
Deferred income taxes	51	43
Prepayments and other	126	99

	1,415	1,183

Other assets:
Long-term notes receivable, net	26	23
Goodwill	203	200
Intangibles, net	8	29
Deferred income taxes	397	328
Other	132	139

	766	719

Plant, property, and equipment, at cost	2,643	2,428
Less — Accumulated depreciation and amortization	(1,550)	(1,385)

	1,093	1,043

	$3,274	$2,945

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)	$28	$22
Trade payables	781	652
Accrued taxes	49	31
Accrued interest	33	31
Accrued liabilities	194	193
Other	34	29

	1,119	958

Long-term debt	1,357	1,361

Deferred income taxes	107	86

Postretirement benefits	350	287

Deferred credits and other liabilities	87	92

Commitments and contingencies
Minority interest	28	24

Shareholders’ equity:
Common stock	—	—
Premium on common stock and other capital surplus	2,790	2,776
Accumulated other comprehensive loss	(252)	(281)
Retained earnings (accumulated deficit)	(2,072)	(2,118)

	466	377
Less — Shares held as treasury stock, at cost	240	240

	226	137

	$3,274	$2,945

The accompanying notes to financial statements are an integral part of these balance sheets.

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CASH FLOWS

	As Restated (Note 4)
	Year Ended December 31,
	2006	2005	2004
	(Millions)

Operating Activities
Net income	$49	$56	$9
Adjustments to reconcile net income to cash provided by operating activities—
Depreciation and amortization of other intangibles	184	177	177
Stock-based compensation	7	3	1
Deferred income taxes	(41)	1	(55)
Loss on sale of assets, net	3	3	—

Changes in components of working capital (net of acquisition)—
(Increase) decrease in receivables	(24)	(86)	6
(Increase) decrease in inventories	(57)	6	(22)
(Increase) decrease in prepayments and other current assets	(25)	4	1
Increase (decrease) in payables	92	(9)	55
Increase (decrease) in accrued taxes	15	13	(2)
Increase (decrease) in accrued interest	2	4	(14)
Increase (decrease) in other current liabilities	3	(27)	22
Other	(5)	(22)	40

Net cash provided by operating activities	203	123	218

Investing Activities
Net proceeds from sale of assets	17	4	15
Cash payments for plant, property, and equipment	(177)	(140)	(132)
Cash payments for software related intangible assets	(13)	(14)	(13)
Acquisition of businesses (net of cash acquired)	—	(14)	—
Investments and other	1	—	(1)

Net cash used by investing activities	(172)	(164)	(131)

Financing Activities
Issuance of common shares	17	7	10
Issuance of long-term debt	—	1	500
Debt issuance costs on long-term debt	—	—	(13)
Retirement of long-term debt	(4)	(45)	(508)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	3	9	(1)
Distribution to minority interest partners	(4)	—	(3)

Net cash provided (used) by financing activities	12	(28)	(15)

Effect of foreign exchange rate changes on cash and cash equivalents	18	(4)	(3)

Increase (decrease) in cash and cash equivalents	61	(73)	69
Cash and cash equivalents, January 1	141	214	145

Cash and cash equivalents, December 31 (Note)	$202	$141	$214

Supplemental Cash Flow Information
Cash paid during the year for interest	$137	$126	$185
Cash paid during the year for income taxes (net of refunds)	$26	$23	$18
Non-cash Investing and Financing Activities
Retirement of obligation and exchange of property	$—	$(2)	$—
Period ended balance of payables for plant, property, and equipment	$18	$25	$22

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

The accompanying notes to financial statements are an integral part of these statements of cash flows.

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	As Restated (Note 4)
	Years Ended December 31,
	2006		2005		2004
	Shares	Amount	Shares	Amount	Shares	Amount
	(Millions Except Share Amounts)

Common Stock
Balance January 1	45,544,668	$—	44,275,594	$—	42,167,296	$—
Issued (Reacquired) pursuant to benefit plans	(104,240)	—	283,797	—	438,785	—
Stock options exercised	1,644,846	—	985,277	—	1,669,513	—

Balance December 31	47,085,274	—	45,544,668	—	44,275,594	—

Premium on Common Stock and Other Capital Surplus
Balance January 1		2,776		2,765		2,751
Premium on common stock issued pursuant to benefit plans		14		11		14

Balance December 31		2,790		2,776		2,765

Accumulated Other Comprehensive Income (Loss)
Balance January 1		(281)		(184)		(240)
Adoption of Statement of Financial Accounting Standard (SFAS) No. 158, net of tax		(59)		—		—
Other comprehensive income (loss)		88		(97)		56

Balance December 31		(252)		(281)		(184)

Retained Earnings (Accumulated Deficit)
Balance January 1		(2,118)		(2,171)		(2,190)
Net income		49		56		9
Other		(3)		(3)		10

Balance December 31		(2,072)		(2,118)		(2,171)

Less — Common Stock Held as Treasury Stock, at Cost
Balance January 1 and December 31	1,294,692	240	1,294,692	240	1,294,692	240

Total		$226		$137		$170

The accompanying notes to financial statements are an integral part of these statements of changes in shareholders’ equity.

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	As Restated (Note 4)
	Years Ended December 31,
	2006		2005		2004
	Accumulated		Accumulated		Accumulated
	Other		Other		Other
	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive
	Income	Income	Income	Income	Income	Income
	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)
	(Millions)

Net Income		$49		$56		$9

Accumulated Other Comprehensive Loss
Cumulative Translation Adjustment
Balance January 1	$(149)		$(62)		$(142)
Translation of foreign currency statements	96	96	(87)	(87)	80	80

Balance December 31	(53)		(149)		(62)

Additional Minimum Pension Liability Adjustment
Balance January 1	(132)		(122)		(98)
Additional minimum pension liability adjustment	(5)	(5)	(16)	(16)	(28)	(28)
Income tax benefit	—	—	6	6	4	4
Deferred tax valuation allowance adjustment	(3)	(3)	—	—	—	—

Balance December 31	(140)		(132)		(122)

Adoption of SFAS No. 158, Net of Tax	(59)		—		—

Balance December 31	$(252)		$(281)		$(184)

Other comprehensive income (loss)		88		(97)		56

Comprehensive Income (Loss)		$137		$(41)		$66

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

Sales of Accounts Receivable

We entered into an agreement to sell an interest in some of our U.S. trade accounts receivable to a third party. Receivables become eligible for the program on a daily basis, at which time the receivables are sold to the third party, net of a factoring discount, through a wholly-owned subsidiary. Under this agreement, as well as individual agreements with third parties in Europe, we have sold accounts receivable of $133 million, $129 million and $124 million at December 31, 2006, 2005, and 2004, respectively. We recognized a loss of approximately $9 million, $6 million and $3 million during 2006, 2005, and 2004, respectively, on these sales of trade accounts, representing the discount from book values at which these receivables were sold to the third party. The discount rate varies based on funding cost incurred by the third party, and it averaged five percent during 2006. We retained ownership of the remaining interest in the pool of receivables not sold to the third party. The retained interest represents a credit enhancement for the program. We value the retained interest based upon the amount we expect to collect from our customers, which approximates book value.

Inventories

At December 31, 2006 and 2005, inventory by major classification was as follows:

	As Restated
	2006	2005
	(Millions)

Finished goods	$193	$155
Work in process	90	81
Raw materials	122	89
Materials and supplies	36	36

	$441	$361

Our inventories are stated at the lower of cost or market value using the first-in, first-out (“FIFO”) or average cost methods. Prior to the first quarter of 2005, inventories in the U.S. based operations (17 percent and 19 percent of our total consolidated inventories at December 31, 2004 and 2003, respectively) were valued using the last-in, first-out (“LIFO”) method. Effective January 1, 2005, we changed our accounting method for valuing inventory for our U.S. based operations from the LIFO method to the FIFO method. See Note 5 for additional discussion of this accounting change.

Goodwill and Intangibles, net

As required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” each year in the fourth quarter, or more frequently if events indicate it is warranted, we

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

compare the estimated fair value of our reporting units with goodwill to the carrying value of the unit’s assets and liabilities to determine if impairment exists within the recorded balance of goodwill. Inherent in this calculation is the use of estimates as the fair value of our designated reporting units is based upon the present value of our expected future cash flows. In addition, our calculation includes our best estimate of our weighted average cost of capital and growth rate. If the calculation results in a fair value of the reporting unit which is less than its book value, a goodwill impairment charge would be recorded in the operating results of the impaired reporting unit. We also evaluate the carrying value of our intangible assets with indefinite lives by comparing it to their estimated fair value. If the carrying value exceeds the estimated fair value, we would record an impairment charge.

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

	As Restated
	December 31, 2006		December 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Value	Amortization	Value	Amortization
	(Millions)		(Millions)

Amortized Intangible Assets
Customer contract	$6	$—	$6	$—
Patents	3	(2)	2	(2)
Noncompete covenants	—	—	1	(1)
Trademarks	1	(1)	1	(1)
Technology rights & capital subsidies	2	(1)	2	(1)

Total	$12	$(4)	$12	$(5)

Estimated amortization of intangible assets over the next five years is expected to be less than $1 million each year.

Intangible assets for 2005 also includes $22 million for our intangible pension asset. This intangible pension asset relates to our additional minimum pension liability which was caused by our recorded pension liability being less than the unfunded accumulated pension benefit obligation. This intangible asset is recorded at its full amount as of each annual pension valuation. You should also read Note 11 to the consolidated financial statements.

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Plant, Property, and Equipment, at Cost

At December 31, 2006 and 2005, plant, property, and equipment, at cost, by major category were as follows:

	2006	2005
	(Millions)

Land, buildings, and improvements	$432	$400
Machinery and equipment	2,027	1,827
Other, including construction in progress	184	201

	$2,643	$2,428

We depreciate these properties excluding land on a straight-line basis over the estimated useful lives of the assets. Useful lives range from 10 to 50 years for buildings and improvements and from three to 25 years for machinery and equipment.

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

Internal Use Software Assets

We capitalize certain costs related to the purchase and development of software that we use in our business operations. We amortize the costs attributable to these software systems over their estimated useful lives, ranging from three to 12 years, based on various factors such as the effects of obsolescence, technology, and other economic factors. Capitalized software development costs, net of amortization, were $81 million at both December 31, 2006 and 2005, and is recorded in other long-term assets. Amortization of software development costs was approximately $17 million for the year ended December 31, 2006 and $16 million for each of the years ended December 31, 2005 and 2004, respectively, and is included in the statements of income caption “Depreciation and Amortization of other intangibles.” Additions to capitalized software development costs, including payroll and payroll-related costs for those employees directly associated with developing and obtaining the internal use software, are classified as investing activities in the statements of cash flows.

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Income Taxes

We have a U.S. Federal tax net operating loss carryforward (“NOL”) at December 31, 2006, of $597 million, which will expire in varying amounts from 2018 to 2026. The federal tax effect of that NOL is $209 million, and is recorded as a deferred tax asset on our balance sheet at December 31, 2006. We also have state NOL carryforwards at December 31, 2006 of $585 million, which will expire in various years through 2026. The tax effect of the state NOL, net of a valuation allowance, is $29 million and is recorded as a deferred tax asset on our balance sheet at December 31, 2006. We estimate, based on available evidence both positive and negative, that it is more likely than not that we will utilize these NOLs within the prescribed carryforward period. That estimate is based upon our expectations regarding future taxable income of our U.S. operations and the implementation of available tax planning strategies that accelerate usage of the NOL. Circumstances that could change that estimate include future U.S. earnings at lower than expected levels or a majority ownership change as defined in the rules of the U.S. tax law. If that estimate changed, we would be required to cease recognizing an income tax benefit for any new NOL and could be required to record a reserve for some or all of the asset currently recorded on our balance sheet.

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

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Risk Management Activities

We use derivative financial instruments, principally foreign currency forward purchase and sale contracts with terms of less than one year, to hedge our exposure to changes in foreign currency exchange rates, and interest rate swaps to manage our exposure to changes in interest rates. Our primary exposure to changes in foreign currency rates results from intercompany loans made between affiliates to minimize the need for borrowings from third parties. Net gains or losses on these foreign currency exchange contracts that are designated as hedges are recognized in the income statement to offset the foreign currency gain or loss on the underlying transaction. Additionally, we enter into foreign currency forward purchase and sale contracts to mitigate our exposure to changes in exchange rates on some intercompany and third party trade receivables and payables. Since these anticipated transactions are not firm commitments, we mark these forward contracts to market each period and record any gain or loss in the income statement. From time to time we have also entered into forward contracts to hedge our net investment in foreign subsidiaries. We recognize the after-tax net gains or losses on these contracts on the accrual basis in the balance sheet caption “Accumulated other comprehensive loss.” In the statement of cash flows, cash receipts or payments related to these exchange contracts are classified consistent with the cash flows from the transaction being hedged.

We do not enter into derivative financial instruments for speculative purposes.

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (“FIN”) 46(R)-5, “Implicit Variable Interests under FASB Interpretation No. 46” (revised December 2003). The statement addresses whether a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity (“VIE”) or potential VIE when specific conditions exist. The guidance was applied in the first reporting period beginning after March 3, 2005. The adoption of FSP No. FIN 46(R)-5 did not have an impact on our consolidated financial statements.

In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations.” This interpretation clarifies that the term conditional asset retirement obligation as used in FASB No. 143, “Accounting for Conditional Asset Retirement Obligations,” refers to a legal obligation to perform an asset

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. This interpretation was effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN No. 47 did not have a material impact on our financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Corrections,” which supersedes APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This statement changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on our financial position or results of operation. We applied the provisions of SFAS No. 154 with respect to the restatement discussed in Note 4.

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

In November 2005, the FASB issued FSP FAS 123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP requires an entity to follow either the transition guidance for the additional paid-in-capital pool as prescribed in SFAS No. 123(R), Share-Based Payment, or the alternative transition method as described in the FSP. We have elected to follow the transaction guidance utilizing the modified prospective method for additional paid-in-capital pools as described in SFAS No. 123(R). The adoption of SFAS No. 123(R)-3 did not have a material impact on our financial position or results of operations.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of this statement to have a material impact to our financial position or results of operations.

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

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include, among others allowances for doubtful receivables, promotional and product returns, pension and post-retirement benefit plans, income taxes, and contingencies. These items are covered in more detail in Note 1, Note 8, Note 11, and Note 13. Actual results could differ from those estimates.

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

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

4.	Restatement

Restatement

Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2006, we determined that an error existed in our financial statements relating to our accounting for three interest rate swaps. The error did not change the underlying economics of the transaction and had no effect on our cash flow or liquidity.

In April 2004, we entered into three separate fixed-to-floating interest rate swaps with two financial institutions. These agreements swapped a total of $150 million of our fixed 10.25% senior secured notes to floating interest rate debt at LIBOR plus an average spread of 5.68 percentage points. From the inception of the interest rate swaps, we applied the so-called “short-cut” method of fair value hedge accounting under Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” To qualify for the short-cut method of hedge accounting, the terms of an interest rate swap must be an exact match, or “mirror image,” of the terms of the debt it is hedging. When these conditions are met, a company can assume the changes in the value of the hedges and the underlying debt offset each other. Any unrealized gains and losses in fair value of the swap agreements are recorded as an offset to long-term debt thereby having no effect on earnings.

While we believed we had appropriately matched the terms of the swaps and the underlying debt, differences have subsequently been identified. One difference is between the 30-day notice period to terminate the swaps and the 30 to 60 day notice period to redeem the notes. Another difference relates to the fact that while the debt and swaps can both be redeemed before their maturity dates, the notes allow us to make redemptions in increments of $1,000 while the interest rate swap agreements imply that they can only be redeemed in their full amounts.

As a result, we have determined that these transactions do not meet the requirements for hedge accounting treatment under SFAS No. 133 and we are correcting our past accounting for the swaps as hedges. Therefore, we are recording the changes in the fair value of the interest rate swaps as increases or decreases to interest expense in each period since we entered into them, instead of recording the changes in fair value as an offset to the underlying debt.

In connection with the restatement, we requested and received from the lenders under the senior credit facility a waiver of any default or event of default that would otherwise have arisen because our prior financial statements could no longer be relied upon.

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Other restatement adjustments

We are correcting other errors as part of this restatement that we originally determined to be immaterial, individually and in the aggregate, to our consolidated financial statements. In addition, we have conducted a detailed reconciliation of our deferred income tax balances. The corrections include the following:

Stock option expense — We moved the fourth quarter 2006 expense related to past administration of stock options to the periods to which the charges relate. In certain years our administrative procedures for determining the final allocation of the options granted to middle management were not finalized until after the Board approved the grants and set the exercise price. During certain years, at the time the administrative procedures were completed, the market value of the option was greater than the grant price. As a result, we are required to recognize expense for the difference in price. Approximately $1 million of expense was recorded in periods prior to 2006.

Currency gains and losses — In the second quarter of 2005, we recorded an expense to correct a system error in calculating realized and unrealized currency gains and losses. We have moved this expense from the second quarter of 2005 and recorded the expense in the periods to which it relates. Approximately $2 million was recorded in the fourth quarter of 2004 and $1 million was recorded in the first quarter of 2005.

Deferred income taxes — As part of our efforts to improve our internal control environment surrounding accounting for income taxes, we undertook a detailed reconciliation of deferred tax balances. As a result, we recorded a net increase of approximately $16 million in our net deferred tax assets. This tax adjustment recognized historical book to tax basis differences identified in the reconciliation including depreciation, property transfers and disposals, and state income taxes. A substantial portion of the adjustment also relates to the 1999 spin-off of our former packaging subsidiary now known as Pactiv, Inc., a 1996 acquisition and a 1994 U.K. business restructuring.

Fees on Receivables Sold — We corrected the classification of costs associated with our European receivables sale program. These costs were recorded in interest expense and selling, general and administrative expenses and should have been recorded in other income and expense. This change reduced interest expense by $1 million, $1 million and $2 million and selling, general and administrative expense by $2 million, $2 million and $1 million for each of the years ended December 31, 2006, 2005 and 2004, respectively, with a corresponding increase in other expense. This represents the discount from book values at which these receivables were sold to the third party. This adjustment did not impact net income.

We have corrected beginning retained earnings/accumulated deficit as of January 1, 2004 by approximately $12 million which consists of $24 million related to the correction for deferred income taxes described above and is offset by adjustments that impact periods prior to January 1, 2004.

As a result, the accompanying consolidated financial statements as of December 31, 2006, and 2005, and years ended December 31, 2006, 2005 and 2004 have been restated from the amounts previously reported. In

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

connection with this restatement, the following Notes to the Consolidated Financial Statements have been restated: 1, 6, 7, 8, 9, 11, 12, 14 and 15. The following table reflects the effects of the restatement:

	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated
	December 31,		December 31,		December 31,
	2006	2006	2005	2005	2004	2004
	(Millions Except Per Share Amounts)

Revenue
Net sales and operating revenues	$4,685	$4,682	$4,441	$4,440	$4,213	$4,213

Costs and expenses
Costs and expenses (exclusive of depreciation and amortization shown below)	3,838	3,836	3,583	3,578	3,368	3,370
Engineering, research, and development	88	88	83	83	76	76
Selling, general, and administrative	377	373	385	384	417	417
Depreciation and amortization of other intangibles	184	184	177	177	177	177

	4,487	4,481	4,228	4,222	4,038	4,040

Other income (expense)
Loss on sale of receivables	(6)	(9)	(3)	(6)	(1)	(3)
Equity Income	3	3	1	1	—	—
Other income (expense)	1	1	4	4	—	—

	(2)	(5)	2	(1)	(1)	(3)

Income before interest expense, income taxes, and minority interest	196	196	215	217	174	170
Interest expense (net of interest capitalized)	136	136	130	133	179	178
Income tax expense (benefit)	3	5	25	26	(24)	(21)
Minority interest	6	6	2	2	4	4

Net income	$51	$49	$58	$56	$15	$9

Earnings per share
Average shares of common stock outstanding -
Basic	44,625,220	44,625,220	43,088,558	43,088,558	41,534,810	41,534,810
Diluted	46,755,573	46,755,573	45,321,225	45,321,225	44,180,460	44,180,460
Basic earnings per share of common stock	$1.15	$1.11	$1.35	$1.30	$0.37	$0.22
Diluted earnings per share of common stock	$1.10	$1.05	$1.29	$1.24	$0.35	$0.21

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
	December 31,		December 31,
	2006	2006	2005	2005
	(Millions)

ASSETS
Current assets:
Cash, and cash equivalents	$202	$202	$141	$141
Receivables -
Customer notes and accounts, net	579	578	515	518
Other	25	17	28	21
Inventories	439	441	360	361
Deferred income taxes	52	51	43	43
Prepayments and other	125	126	110	99

	1,422	1,415	1,197	1,183

Other assets:
Long-term notes receivable, net	26	26	23	23
Goodwill	203	203	200	200
Intangibles, net	9	8	30	29
Deferred income taxes	376	397	307	328
Other	134	132	140	139

	748	766	700	719

Plant, property, and equipment, at cost	2,643	2,643	2,428	2,428
Less — Accumulated depreciation and amortization	(1,550)	(1,550)	(1,385)	(1,385)

	1,093	1,093	1,043	1,043

	$3,263	$3,274	$2,940	$2,945

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)	$28	28	$22	22
Trade payables	782	781	651	652
Accrued taxes	49	49	31	31
Accrued interest	40	33	38	31
Accrued liabilities	200	194	208	193
Other	34	34	29	29

	1,133	1,119	979	958
Long-term debt	1,350	1,357	1,356	1,361
Deferred income taxes	107	107	86	86
Postretirement benefits	349	350	285	287
Deferred credits and other liabilities	75	87	81	92
Commitments and contingencies
Minority interest	28	28	24	24
Shareholders’ equity:
Common stock	—	—	—	—
Premium on common stock and other capital surplus	2,790	2,790	2,776	2,776
Accumulated other comprehensive loss	(253)	(252)	(282)	(281)
Retained earnings (accumulated deficit)	(2,076)	(2,072)	(2,125)	(2,118)

	461	466	369	377
Less — Shares held as treasury stock, at cost	240	240	240	240

	221	226	129	137

	$3,263	$3,274	$2,940	$2,945

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

	As Previously		As Previously		As Previously
	Reported	As Restated	Reported	As Restated	Reported	As Restated
	December 31,		December 31,		December 31,
	2006	2006	2005	2005	2004	2004

Operating Activities				(Millions )
Net income	$51	49	58	56	15	9
Adjustments to reconcile net income to cash provided by operating activities —
Depreciation and amortization of other intangibles	184	184	177	177	177	177
Stock-based compensation	5	7	—	3	—	1
Deferred income taxes	(43)	(41)	—	1	(58)	(55)
Loss on sale of assets, net	3	3	3	3	—	—
Changes in components of working capital (net of acquisition)
(Increase) decrease in receivables	(29)	(24)	(94)	(86)	(4)	6
(Increase) decrease in inventories	(56)	(57)	7	6	(22)	(22)
(Increase) decrease in prepayments and other current assets	(14)	(25)	5	4	(4)	1
Increase (decrease) in payables	94	92	(2)	(9)	54	55
Increase (decrease) in accrued taxes	15	15	13	13	2	(2)
Increase (decrease) in accrued interest	2	2	4	4	(7)	(14)
Increase (decrease) in other current liabilities	(6)	3	(16)	(27)	27	22
Other	(7)	(5)	(24)	(22)	34	40

Net cash provided by operating activities	199	203	131	123	214	218

Investing Activities
Net proceeds from sale of assets	17	17	4	4	15	15
Cash payments for plant, property, and equipment	(177)	(177)	(141)	(140)	(131)	(132)
Cash payments for software related intangible assets	(13)	(13)	(14)	(14)	(13)	(13)
Acquisition of businesses (net of cash acquired)	—	—	(14)	(14)	—	—
Investments and other	1	1	1	—	(1)	(1)

Net cash used by investing activities	(172)	(172)	(164)	(164)	(130)	(131)

Financing Activities
Issuance of common shares	17	17	7	7	10	10
Issuance of long-term debt	—	—	1	1	500	500
Debt issuance costs on long-term debt	—	—	—	—	(13)	(13)
Retirement of long-term debt	(4)	(4)	(45)	(45)	(508)	(508)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	3	3	1	9	(1)	(1)
Distribution to minority interest partners	—	(4)	—	—	—	(3)

Net cash provided (used) by financing activities	16	12	(36)	(28)	(12)	(15)

Effect of foreign exchange rate changes on cash and cash equivalents	18	18	(4)	(4)	(3)	(3)
Increase (decrease) in cash and cash equivalents	61	61	(73)	(73)	69	69
Cash and cash equivalents, January 1	141	141	214	214	145	145

Cash and cash equivalents, December 31 (Note)	$202	$202	$141	$141	$214	$214

Supplemental Cash Flow Information
Cash paid during the year for interest	$137	$137	$126	$126	$185	$185
Cash paid during the year for income taxes (net of refunds)	$26	$26	$23	$23	$18	$18
Non-cash Investing and Financing Activities
Retirement of obligation and exchange of property	—	—	$(2)	$(2)	—	—
Period ended balance of payables for plant, property, and equipment	$18	$18	$25	$25	$22	$22

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

5.	Change in Accounting Principle

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

In accordance with GAAP, the change in inventory accounting has been applied by adjusting prior year’s financial statements previously accounted for under the LIFO method. The effect of the change in accounting principle on our financial position is presented below.

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

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

6.	Long-Term Debt, Short-Term Debt, and Financing Arrangements

Long-Term Debt

A summary of our long-term debt obligations at December 31, 2006 and 2005, is set forth in the following table:

	As Restated
	2006	2005
	(Millions)

Tenneco Inc. —
Senior Term Loans due 2010, average effective interest rate
7.1% in 2006 and 5.7% in 2005	$356	$356
10 1/4% Senior Secured Notes due 2013, including unamortized premium	488	488
8 5/8% Senior Subordinated Notes due 2014	500	500
Debentures due 2008 through 2025, average effective interest rate 9.3% in both 2006 and 2005	3	3
Notes due 2007 average effective interest rate 7.5% in both 2006 and 2005	2	2
Other subsidiaries — Notes due 2007 through 2014, average effective interest rate 4% in 2006 and 3% in 2005	14	16

	1,363	1,365
Less — current maturities	6	4

Total long-term debt	$1,357	$1,361

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

In April 2004, we entered into three separate fixed-to-floating interest rate swaps with two separate financial institutions. These agreements swapped an aggregate of $150 million of fixed interest rate debt at an annual rate of 10 1/4 percent to floating interest rate debt at an annual rate of LIBOR plus an average spread of 5.68 percent. Each agreement requires semi-annual settlements through July 15, 2013. Based upon the LIBOR rate as determined under these agreements of 5.61 percent (which was in effect until January 15, 2007) the inclusion of these swaps in our financial results added $2 million to our 2006 annual interest expense. The change in market value of these swaps is recorded as part of interest expense and other long-term liabilities. As of December 31, 2006, the fair value of the interest rate swaps was a liability of approximately $7 million which has been recorded in other long-term liabilities. On December 31, 2006, we had $996 million in long-term debt obligations that have fixed interest rates. Of that amount, $475 million is fixed through July 2013 and $500 million through November 2014, while the remainder is fixed over periods of 2007 through 2025. The interest rate swaps effectively convert to $150 million of this fixed rate debt into floating rate debt. We also have $356 million in long-term debt obligations that have variable interest rates based on a current market rate of interest.

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

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

	As Restated
	Quarter Ended
	March 31,		June 30,		September 30,		December 31,
	2006		2006		2006		2006
	Req.	Act.	Req.	Act.	Req.	Act.	Req.	Act.

Leverage Ratio (maximum)	4.25	3.38	4.25	3.36	4.25	3.49	4.25	3.46
Interest Coverage Ratio (minimum)	2.10	3.26	2.10	3.22	2.10	3.13	2.10	3.06
Fixed Charge Coverage Ratio (minimum)	1.15	2.06	1.15	1.89	1.15	1.77	1.15	1.76

	Quarters Ending
	March 31-	March 31-	March 31-	March 31-
	December 31,	December 31,	December 31,	December 12,
	2007	2008	2009	2010
	Req.	Req.	Req.	Req.

Leverage Ratio (maximum)	3.75	3.50	3.50	3.50
Interest Coverage Ratio (minimum)	2.20	2.35	2.50	2.75
Fixed Charge Coverage Ratio (minimum)	1.25	1.35	1.50	1.75

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

The senior credit facility agreement also contains restrictions on our operations that are customary for similar facilities, including limitations on: (i) incurring additional liens; (ii) sale and leaseback transactions (except for the permitted transactions as described in the amended agreement); (iii) liquidations and dissolutions; (iv) incurring additional indebtedness or guarantees; (v) capital expenditures; (vi) dividends (limited to no more than $15 million per year); (vii) mergers and consolidations; and (viii) prepayments and modifications of subordinated and other debt instruments. Compliance with these requirements and restrictions is a condition for any incremental borrowings under the senior credit facility agreement and failure to meet these requirements enables the lenders to require repayment of any outstanding loans. After giving effect to the waiver received as described in Note 4, as of December 31, 2006, we were in compliance with all the financial covenants (as indicated above) and operational restrictions of the facility.

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

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

7.	Financial Instruments

The carrying and estimated fair values of our financial instruments by class at December 31, 2006 and 2005 were as follows:

	As Restated
	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Millions)
	Assets (Liabilities)

Long-term debt (including current maturities)	$1,363	$1,420	$1,365	$1,378
Instruments with off-balance-sheet risk:
Foreign currency contracts	—	1	—	(1)
Financial guarantees	—	—	—	—

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

Interest Rate Swaps — In April 2004, we managed our exposure to fixed interest rates by entering into fixed-to-floating interest rate swaps covering $150  million of our fixed interest rate debt. The change in market value of these swaps is recorded as part of interest expense and other long-term liabilities. The cost of replacing these contracts in the event of non-performance by the counterparties was not material. You should also see Notes 4 and 5.

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

8.	Income Taxes

The domestic and foreign components of our income before income taxes and minority interest are as follows:

	As Restated
	Year Ended
	December 31,
	2006	2005	2004
	(Millions)

U.S. loss before income taxes	$(66)	$(5)	$(109)
Foreign income before income taxes	126	89	101

Income (loss) before income taxes and minority interest	$60	$84	$(8)

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Following is a comparative analysis of the components of income tax expense (benefit):

	As Restated
	Year Ended December 31,
	2006	2005	2004
	(Millions)

Current —
U.S.	$—	$—	$—
State and local	—	2	1
Foreign	46	23	33

	46	25	34

Deferred —
U.S.	(28)	(15)	(27)
State and local	(1)	4	(3)
Foreign	(12)	12	(25)

	(41)	1	(55)

Income tax expense (benefit)	$5	$26	$(21)

Following is a reconciliation of income taxes computed at the statutory U.S. federal income tax rate (35 percent for all years presented) to the income tax benefit reflected in the statements of income:

	As Restated
	Year Ended December 31,
	2006	2005	2004
	(Millions)

Tax expense (benefit) computed at the statutory U.S. federal income tax rate	$21	$29	$(3)
Increases (reductions) in income tax expense resulting from:
Foreign income taxed at different rates and foreign losses with no tax benefit	(4)	1	7
Taxes on repatriation of dividends	2	1	4
State and local taxes on income, net of U.S. federal income tax benefit	(1)	1	—
Changes in valuation allowance for tax loss carryforwards and credits	3	2	(19)
Amortization of tax goodwill	(2)	(2)	(2)
Income exempt from tax due to tax holidays	(3)	(2)	(3)
Investment tax credit earned	(8)	—	—
Foreign earnings subject to U.S. federal income tax	3	1	—
Adjustment of prior years taxes	3	2	2
Impact of Belgium rate reduction	(1)	(1)	(1)
Tax contingencies	(10)	(9)	—
Other	2	3	(6)

Income tax expense (benefit)	$5	$26	$(21)

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

The components of our net deferred tax asset were as follows:

	As Restated
	December 31,
	2006	2005
	(Millions)

Deferred tax assets —
Tax loss carryforwards:
U.S.	$209	$193
State	35	44
Foreign	59	75

Investment tax credit benefits	52	40
Postretirement benefits other than pensions	58	33
Pensions	55	54
Bad debts	1	3
Sales allowances	7	6
Other	115	121
Valuation allowance	(81)	(75)

Net deferred tax asset	510	494

Deferred tax liabilities —
Tax over book depreciation	129	129
Other	57	89

Total deferred tax liability	186	218

Net deferred tax asset	$324	$276

Following is a reconciliation of deferred taxes to the deferred taxes shown in the balance sheet:

	As Restated
	December 31,
	2006	2005
	(Millions)

Balance Sheet:
Current portion — deferred tax asset	$51	$43
Non-current portion — deferred tax asset	397	328
Current portion — deferred tax liability shown in other current liabilities	(17)	(9)
Non-current portion — deferred tax liability	(107)	(86)

Net Deferred Tax Assets	$324	$276

As shown by the valuation allowance in the table above, we had potential tax benefits of $81 million and $75 million at December 31, 2006 and 2005, respectively, that we did not recognize in the statements of income when they were generated. These unrecognized tax benefits resulted primarily from foreign tax loss carryforwards, foreign investment tax credits and U.S. state net operating losses that are available to reduce future U.S. state and foreign tax liabilities.

We have a U.S. Federal tax net operating loss carryforward (“NOL”) at December 31, 2006, of $597 million, which will expire in varying amounts from 2018 to 2026. The federal tax effect of that NOL is

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

$209 million, and is recorded as a deferred tax asset on our balance sheet at December 31, 2006. We also have state NOL carryforwards at December 31, 2006 of $585 million, which will expire in various years through 2026. The tax effect of the state NOL, net of a valuation allowance, is $29 million and is recorded as a deferred tax asset on our balance sheet at December 31, 2006. We estimate, based on available evidence both positive and negative, that it is more likely than not that we will utilize these NOLs within the prescribed carryforward period. That estimate is based upon our expectations regarding future taxable income of our U.S. operations and the implementation of available tax planning strategies that accelerate usage of the NOL. Circumstances that could change that estimate include future U.S. earnings at lower than expected levels or a majority ownership change as defined in the rules of the U.S. tax law. If that estimate changed, we would be required to cease recognizing an income tax benefit for any new NOL and could be required to record a reserve for some or all of the asset currently recorded on our balance sheet.

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

9.	Common Stock

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

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” using the modified prospective application method. Under this transition method, compensation cost recognized for the twelve months ended December 31, 2006, includes the applicable amounts of: (1) compensation cost of all unvested stock-based awards granted prior to January 1, 2006, based upon the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in pro forma footnote disclosures, and (2) compensation cost for all stock-based awards granted on or after January 1, 2006, based upon the grant date fair value estimated in accordance with the new provisions of SFAS No. 123(R). Results for prior periods have not been restated. The table below illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 prior to January 1, 2006:

	As Restated
	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004
	(Millions Except Per Share Amounts)

Net income, as restated	$56	$9
Add: Stock-based employee compensation expense included in net income, net of income tax	6	14
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of income tax	(8)	(16)

Pro forma net income	$54	$7

Earnings per share:
Basic — as restated	$1.30	$0.22
Basic — pro forma for stock-based compensation expense	$1.25	$0.18
Diluted — as restated	$1.24	$0.21
Diluted — pro forma for stock-based compensation expense	$1.19	$0.17

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

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Effects of Adopting — Under the previous accounting rules, we recognized compensation expense for restricted stock, stock equivalent units and SARs in the income statement and we continue to do so under SFAS No. 123(R). Compensation expense for these awards, net of tax, was approximately $9 million for the year ended December 31, 2006 compared to approximately $6 million for the year ended December 31, 2005, and was recorded in selling, general, and administrative expense on the statement of income at the corporate level.

The impact of recognizing compensation expense related to nonqualified stock options is contained in the table below.

As Restated
Year Ended
December 31,
2006
(Millions)

Selling, general and administrative	$4

Loss before interest expense, income taxes and minority interest	(4)
Income tax benefit	(1)

Net loss	$(3)

Decrease in basic earnings per share	$(0.06)
Decrease in diluted earnings per share	$(0.06)

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

For stock options awarded to retirement eligible employees prior to the adoption of SFAS No. 123(R) we immediately accelerate the recognition of any outstanding compensation cost when employees become retiree eligible before the end of the explicit vesting period.

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

	Year Ended
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

	Year Ended December 31, 2006
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

	Year Ended December 31, 2006
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

	Year Ended
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

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Earnings Per Share

Earnings per share of common stock outstanding were computed as follows:

	As Restated
	Year Ended December 31,
	2006	2005	2004
	(Millions Except Share and Per Share Amounts)

Basic earnings per share —
Net Income	$49	$56	$9

Average shares of common stock outstanding	44,625,220	43,088,588	41,534,810

Earnings per average share of common stock	$1.11	$1.30	$0.22

Diluted earnings per share —
Net Income	$49	$56	$9

Average shares of common stock outstanding	44,625,220	43,088,588	41,534,810
Effect of dilutive securities:
Restricted stock	400,954	380,656	272,561
Stock options	1,729,399	1,852,011	2,373,089

Average shares of common stock outstanding including dilutive securities	46,755,573	45,321,225	44,180,460

Earnings per average share of common stock	$1.05	$1.24	$0.21

Options to purchase 564,749, 716,441 and 741,921, shares of common stock were outstanding at December 31, 2006, 2005 and 2004, respectively, but were not included in the computation of diluted EPS because the options were anti-dilutive for the years ended December 31, 2006, 2005 and 2004, respectively.

10.	Preferred Stock

We had 50 million shares of preferred stock ($.01 par value) authorized at December 31, 2006 and 2005. No shares of preferred stock were outstanding at those dates. We have designated and reserved 2 million shares of the preferred stock as junior preferred stock for the Rights Plan.

11.	Pension Plans, Postretirement and Other Employee Benefits

We have various defined benefit pension plans that cover substantially all of our employees. The measurement date used to determine measurement of the majority of our pension plan assets and benefit obligations is September 30th, for both our domestic and foreign plans. Benefits are based on years of service and, for most salaried employees, on final average compensation. Our funding policy is to contribute to the plans amounts necessary to satisfy the funding requirement of applicable federal or foreign laws and regulations. Of our $673 million benefit obligation at December 31, 2006, approximately $602 million required funding under applicable federal and foreign laws. At December 31, 2006, we had approximately $446 million in assets to fund that obligation. The balance of our benefit obligation, $71 million, did not

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

require funding under applicable federal or foreign laws and regulations. Pension plan assets were invested in the following classes of securities:

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

A summary of the change in benefit obligation, the change in plan assets, the development of net amount recognized, and the amounts recognized in the balance sheets for the pension plans and postretirement benefit plans follows:

	As Restated
	Pension				Postretirement
	2006		2005		2006	2005
	US	Foreign	US	Foreign	US	US
	(Millions)

Change in benefit obligation:
Benefit obligation at September 30 of the previous year	$332	$304	$301	$272	$146	$133
Currency rate conversion	—	29	—	(21)	—	—
Settlement	—	(2)	—	(1)	—	—
Curtailment	(30)	—	—	—	—	—
Service cost	15	6	15	6	2	3
Interest cost	19	16	18	14	8	8
Plan amendments	—	6	2	2	—	—
Actuarial loss	1	(4)	10	39	11	14
Benefits paid	(12)	(9)	(14)	(9)	(9)	(12)
Participants’ contributions	—	2	—	2	—	—
Benefit obligation at September 30	$325	$348	$332	$304	$158	$146

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

	As Restated
	Pension				Postretirement
	2006		2005		2006	2005
	US	Foreign	US	Foreign	US	US
	(Millions)

Change in plan assets:
Fair value at September 30 of the previous year	196	194	154	172	$—	$—
Currency rate conversion	—	18	—	(12)	—	—
Settlement	—	(2)	—	(1)	—	—
Actual return on plan assets	18	16	16	32	—	—
Employer contributions	27	12	40	10	9	11
Participants’ contributions	—	2	—	2	—	—
Benefits paid	(12)	(9)	(14)	(9)	(9)	(11)

Fair value at September 30	$229	$231	$196	$194	$—	$—

Development of net amount recognized:
Funded status at September 30	(97)	(117)	(136)	(110)	$(158)	$(146)
Contributions during the fourth quarter	1	5	—	3	3	3
Unrecognized cost:
Actuarial loss	102	123	110	122	102	98
Prior service cost	4	14	24	10	(48)	(54)
Transition asset	—	—	—	(1)	—	—

Net amount recognized at December 31	$10	$25	$(2)	$24	$(101)	$(99)

Amounts recognized in the balance sheets before implementation of FASB Standard No. 158:
Prepaid benefit cost	$—	$—	$—	$5	$—	$—
Accrued benefit cost	—	—	(113)	(92)	—	(99)
Intangible asset	—	—	12	10	—	—
Accumulated other comprehensive loss	—	—	99	101	—	—

Net amount recognized	$—	$—	$(2)	$24	$—	$(99)

Amounts recognized in the balance sheets after implementation of FASB Standard No. 158:
Noncurrent assets	$—	$1	$—	$—	$—	$—
Current liabilities	(5)	(1)	—	—	(9)	—

Noncurrent liabilities	(92)	(111)	—	—	(147)	—

Net amount recognized	$(97)	$(111)	$—	$—	$(156)	$—

Notes:	Assets of one plan may not be utilized to pay benefits of other plans. Additionally, the prepaid (accrued) pension cost has been recorded based upon certain actuarial estimates as described below. Those estimates are subject to revision in future periods given new facts or circumstances.

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Net periodic pension costs (income) for the years 2006, 2005, and 2004, consist of the following components:

	2006		2005		2004
	US	Foreign	US	Foreign	US	Foreign
	(Millions)

Service cost — benefits earned during the year	$15	$6	$15	$6	$14	$5
Interest on prior year’s projected benefit obligation	19	16	18	14	17	14
Expected return on plan assets	(19)	(16)	(16)	(15)	(15)	(15)
Curtailment gain	(25)	—	—	—	—	—
Recognition of:
Actuarial loss	21	1	4	4	3	3
Prior service cost	6	6	3	1	3	1

Net pension costs	$17	$13	$24	$10	$22	$8

Other comprehensive loss	$—	$—	$10	$5	$7	$21

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

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for all pension plans with accumulated benefit obligations in excess of plan assets at September 30, 2006 and 2005 were as follows:

	As Restated
	September 30,
	2006		2005
	US	Foreign	US	Foreign
	(Millions)

Projected Benefit Obligation	$325	$335	$332	$286
Accumulated Benefit Obligation	325	321	300	270
Fair Value of Plan Assets	229	217	196	175

The following estimated benefit payments are payable from the pension plans to participants:

Pension
Year	Benefits
(Millions)

2007	$28
2008	27
2009	28
2010	29
2011	52
2012-2016	192

The following assumptions were used in the accounting for the pension plans for the years of 2006, 2005, and 2004:

	2006		2005
	US	Foreign	US	Foreign

Weighted-average assumptions used to determine benefit obligations
Discount rate	5.9%	5.0%	5.8%	5.0%
Rate of compensation increase	3.0%	4.1%	3.2%	4.3%

	2006		2005		2004
	US	Foreign	US	Foreign	US	Foreign

Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	5.8%	5.0%	6.3%	5.7%	6.5%	5.7%
Expected long-term return on plan assets	8.8%	7.6%	8.8%	7.7%	8.9%	8.0%
Rate of compensation increase	3.2%	4.3%	4.5%	4.4%	4.5%	4.1%

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

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

$1

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

	Before Application		After Application
	of Statement 158	Adjustments	of Statement 158

Deferred Income Tax Assets	$417	$31	$448
Total Assets	3,243	31	3,274
Liability for Pension Benefits	274	90	364
Total Liabilities	2,958	90	3,048
Accumulated Other Comprehensive loss	(193)	(59)	(252)
Total Stockholders’ Equity	285	(59)	226

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

12.	Segment and Geographic Area Information

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

	As Restated
	Segment
	North		Asia	Reclass &
	America	Europe	Pacific	Elims	Consolidated
	(Millions)

At December 31, 2006, and for the Year Then Ended
Revenues from external customers	$1,956	$2,305	$421	$—	$4,682
Intersegment revenues	7	82	15	(104)	—
Interest income	—	7	—	—	7
Depreciation and amortization of other intangibles	92	79	13	—	184
Income before interest expense, income taxes, and minority interest	103	81	12	—	196
Total assets	1,460	1,422	301	91	3,274
Investment in affiliated companies	—	9	—	—	9
Expenditures for plant, property and equipment	100	51	19	—	170
Noncash items other than depreciation and amortization	(14)	4	(1)	—	(11)
At December 31, 2005, and for the Year Then Ended
Revenues from external customers	$2,027	$2,053	$360	$—	$4,440
Intersegment revenues	6	57	11	(74)	—
Interest income	1	3	—	—	4
Depreciation and amortization of other intangibles	90	76	11	—	177
Income before interest expense, income taxes, and minority interest	148	53	16	—	217
Total assets	1,352	1,288	251	54	2,945
Investment in affiliated companies	—	6	—	—	6
Expenditures for plant, property and equipment	74	54	16	—	144
Noncash items other than depreciation and amortization	(8)	8	—	—	—

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

	As Restated
	Segment
	North		Asia	Reclass &
	America	Europe	Pacific	Elims	Consolidated
	(Millions)

At December 31, 2004, and for the Year Then Ended
Revenues from external customers	$1,959	$1,891	$363	$—	$4,213
Intersegment revenues	7	49	17	(73)	—
Interest income	1	3	—	—	4
Depreciation and amortization of other intangibles	93	73	11	—	177
Income before interest expense, income taxes, and minority interest	131	19	20	—	170
Total assets	1,358	1,410	243	123	3,134
Investment in affiliated companies	—	5	—	—	5
Expenditures for plant, property and equipment	55	59	16	—	130
Noncash items other than depreciation and amortization	4	1	—	—	5

The following table shows information relating to our external customer revenues for each product or each group of similar products:

	As Restated
	Net Sales and
	Operating Revenues
	Year Ended December 31,
	2006	2005	2004
	(Millions)

Emission Control Systems & Products
Aftermarket	$384	$368	$365
Original equipment market	2,592	2,390	2,287

	2,976	2,758	2,652

Ride Control Systems & Products
Aftermarket	690	653	630
Original equipment market	1,016	1,029	931

	1,706	1,682	1,561

Total	$4,682	$4,440	$4,213

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

	As Restated
	Geographic Area
	United		Other	Reclass &
	States	Germany	Foreign(a)	Elims	Consolidated
	(Millions)

At December 31, 2006, and for the Year Then Ended
Revenues from external customers(b)	$1,942	$842	$1,898	$—	$4,682
Long-lived assets(c)	402	139	710	—	1,251
Total assets	1,365	329	1,660	(80)	3,274

At December 31, 2005, and for the Year Then Ended
Revenues from external customers(b)	$2,070	$633	$1,737	$—	$4,440
Long-lived assets(c)	406	136	663	—	1,205
Total assets	1,265	296	1,473	(89)	2,945

At December 31, 2004, and for the Year Then Ended
Revenues from external customers(b)	$1,840	$515	$1,858	$—	$4,213
Long-lived assets(c)	415	157	731	—	1,303
Total assets	1,351	358	1,502	(77)	3,134

Notes: (a)	Revenues from external customers and long-lived assets for individual foreign countries other than Germany are not material.

(b)	Revenues are attributed to countries based on location of the seller.

(c)	Long-lived assets include all long-term assets except goodwill, intangibles, and deferred tax assets.

13.	Commitments and Contingencies

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

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Product Warranties

We provide warranties on some of our products. The warranty terms vary but range from one year up to limited lifetime warranties on some of our premium aftermarket products. Provisions for estimated expenses related to product warranty are made at the time products are sold or when specific warranty issues are identified on OE products. These estimates are established using historical information about the nature, frequency, and average cost of warranty claims. We actively study trends of warranty claims and take action to improve product quality and minimize warranty claims. We believe that the warranty reserve is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the reserve. The reserve is included in both current and long-term liabilities on the balance sheet.

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Below is a table that shows the activity in the warranty accrual accounts:

	Year Ended
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

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

14.	Supplemental Guarantor Condensed Consolidating Financial Statements

Basis of Presentation

Subject to limited exceptions, all of our existing and future material domestic 100% owned subsidiaries (which are referred to as the Guarantor Subsidiaries) fully and unconditionally guarantee our senior subordinated notes due in 2014 and our senior secured notes due 2013 on a joint and several basis. You should also read Note 7, “Financial Instruments” for further discussion of the notes and related guarantee. We have not presented separate financial statements and other disclosures concerning each of the Guarantor Subsidiaries because management has determined that such information is not material to the holders of the notes. Therefore, the Guarantor Subsidiaries are combined in the presentation below.

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

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

STATEMENT OF INCOME (LOSS)

	As Restated
	For the Year Ended December 31, 2006
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass
	Subsidiaries	Subsidiaries	Company)	& Elims	Consolidated
	(Millions)

Revenues
Net sales and operating revenues —
External	$1,892	$2,790	$—	$—	$4,682
Affiliated companies	88	483	—	(571)	—

	1,980	3,273	—	(571)	4,682

Costs and expenses
Cost of sales (exclusive of depreciation shown below)	1,614	2,793	—	(571)	3,836
Engineering, research, and development	45	43	—	—	88
Selling, general, and administrative	131	238	4	—	373
Depreciation and amortization of other intangibles	71	113	—	—	184

	1,861	3,187	4	(571)	4,481

Other income (expense)
Gain (loss) on sale of assets	—	—	—	—	—
Loss on sale of receivables	—	(9)	—	—	(9)
Other income (expense)	—	6	(3)	1	4

	—	(3)	(3)	1	(5)

Income (loss) before interest expense, income taxes, minority interest, and equity in net income from affiliated companies	119	83	(7)	1	196
Interest expense —
External (net of interest capitalized)	(4)	3	137	—	136
Affiliated companies (net of interest income)	165	(11)	(154)	—	—
Income tax expense (benefit)	(33)	41	(4)	1	5
Minority interest	—	6	—	—	6

	(9)	44	14	—	49
Equity in net income (loss) from affiliated companies	24	3	35	(62)	—

Net income (loss)	$15	$47	$49	$(62)	$49

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

STATEMENT OF INCOME (LOSS)

	As Restated
	For the Year Ended December 31, 2005
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass
	Subsidiaries	Subsidiaries	Company)	& Elims	Consolidated
	(Millions)

Revenues
Net sales and operating revenues —
External	$2,026	$2,414	$—	$—	$4,440
Affiliated companies	73	508	—	(581)	—

	2,099	2,922	—	(581)	4,440

Costs and expenses
Cost of sales (exclusive of depreciation shown below)	1,697	2,462	—	(581)	3,578
Engineering, research, and development	41	42	—	—	83
Selling, general, and administrative	165	219	—	—	384
Depreciation and amortization of other intangibles	71	106	—	—	177

	1,974	2,829	—	(581)	4,222

Other income (expense)
Gain (loss) on sale of assets	—	—	—	—	—
Loss on sale of receivables	—	(6)	—	—	(6)
Other income (expense)	43	(30)	2	(10)	5

	43	(36)	2	(10)	(1)

Income (loss) before interest expense, income taxes, minority interest, and equity in net income from affiliated companies	168	57	2	(10)	217
Interest expense —
External (net of interest capitalized)	(2)	3	132	—	133
Affiliated companies (net of interest income)	122	(8)	(114)	—	—
Income tax expense (benefit)	(76)	26	69	7	26
Minority interest	—	2	—	—	2

	124	34	(85)	(17)	56
Equity in net income (loss) from affiliated companies	57	—	141	(198)	—

Net income (loss)	$181	$34	$56	$(215)	$56

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

STATEMENT OF INCOME (LOSS)

	As Restated
	For the Year Ended December 31, 2004
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass
	Subsidiaries	Subsidiaries	Company)	& Elims	Consolidated
	(Millions)

Revenues
Net sales and operating revenues —
External	$1,832	$2,381	$—	$—	$4,213
Affiliated companies	54	331	—	(385)	—

	1,886	2,712	—	(385)	4,213

Costs and expenses
Cost of sales (exclusive of depreciation shown below)	1,465	2,290	—	(385)	3,370
Engineering, research, and development	36	40	—	—	76
Selling, general, and administrative	203	214	—	—	417
Depreciation and amortization of other intangibles	74	103	—	—	177

	1,778	2,647	—	(385)	4,040

Other income (expense)
Gain (loss) on sale of assets	—	—	—	—	—
Loss on sale of receivables	—	(3)	—	—	(3)
Other income (expense)	23	(14)	(6)	(3)	—

	23	(17)	(6)	(3)	(3)

Income (loss) before interest expense, income taxes, minority interest, and equity in net income from affiliated companies	131	48	(6)	(3)	170
Interest expense —
External (net of interest capitalized)	—	6	172	—	178
Affiliated companies (net of interest income)	90	(10)	(80)	—	—
Income tax expense (benefit)	3	10	(34)	—	(21)
Minority interest	—	4	—	—	4

	38	38	(64)	(3)	9
Equity in net income (loss) from affiliated companies	48	—	73	(121)	—

Net income (loss)	$86	$38	$9	$(124)	$9

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

BALANCE SHEET

	As Restated
	December 31, 2006
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass
	Subsidiaries	Subsidiaries	Company)	& Elims	Consolidated
	(Millions)

ASSETS
Current assets:
Cash and cash equivalents	$57	$146	$(1)	$—	$202
Receivables, net	333	828	23	(589)	595
Inventories	138	303	—	—	441
Deferred income taxes	34	12	7	(2)	51
Prepayments and other	24	102	—	—	126

	586	1,391	29	(591)	1,415

Other assets:
Investment in affiliated companies	587	—	1,108	(1,695)	—
Notes and advances receivable from affiliates	3,442	215	5,012	(8,669)	—
Long-term notes receivable, net	2	27	(3)	—	26
Goodwill	135	68	—	—	203
Intangibles, net	0	9	(1)	—	8
Deferred income taxes	327	67	200	(197)	397
Other	34	70	28	—	132

	4,527	456	6,344	(10,561)	766

Plant, property, and equipment, at cost	949	1,694	—	—	2,643
Less — Accumulated depreciation and amortization	621	929	—	—	1,550

	328	765	—	—	1,093

	$5,441	$2,612	$6,373	$(11,152)	$3,274

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)
Short-term debt — non-affiliated	$—	$26	$2	$—	$28
Short-term debt — affiliated	211	281	10	(502)	—
Trade payables	248	618	(1)	(84)	781
Accrued taxes	16	33	1	(1)	49
Other	119	114	32	(4)	261

	594	1,072	44	(591)	1,119

Long-term debt-non-affiliated	—	10	1,347	—	1,357
Long-term debt-affiliated	3,872	49	4,748	(8,669)	—
Deferred income taxes	212	92	—	(197)	107
Postretirement benefits and other liabilities	311	111	8	7	437
Commitments and contingencies
Minority interest	—	28	—	—	28
Shareholders’ equity	452	1,250	226	(1,702)	226

	$5,441	$2,612	$6,373	$(11,152)	$3,274

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

BALANCE SHEET

	As Restated
	December 31, 2005
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass
	Subsidiaries	Subsidiaries	Company)	& Elims	Consolidated
	(Millions)

ASSETS
Current assets:
Cash and cash equivalents	$31	$110	$—	$—	$141
Receivables, net	204	677	23	(365)	539
Inventories	110	251	—	—	361
Deferred income taxes	35	7	1	—	43
Prepayments and other	13	86	—	—	99

	393	1,131	24	(365)	1,183

Other assets:
Investment in affiliated companies	436	—	1,045	(1,481)	—
Notes and advances receivable from affiliates	3,235	139	4,785	(8,159)	—
Long-term notes receivable, net	2	21	—	—	23
Goodwill	135	65	—	—	200
Intangibles, net	13	16	—	—	29
Deferred income taxes	267	61	176	(176)	328
Other	36	71	32	—	139

	4,124	373	6,038	(9,816)	719

Plant, property, and equipment, at cost	921	1,507	—	—	2,428
Less — Accumulated depreciation and amortization	593	792	—	—	1,385

	328	715	—	—	1,043

	$4,845	$2,219	$6,062	$(10,181)	$2,945

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)
Short-term debt — non-affiliated	$—	$22	$—	$—	$22
Short-term debt — affiliated	128	124	10	(262)	—
Trade payables	219	527	—	(94)	652
Accrued taxes	(29)	22	38	—	31
Other	128	103	31	(9)	253

	446	798	79	(365)	958

Long-term debt-non-affiliated	—	12	1,349	—	1,361
Long-term debt-affiliated	3,541	126	4,492	(8,159)	—
Deferred income taxes	182	80	—	(176)	86
Postretirement benefits and other liabilities	274	92	5	8	379
Commitments and contingencies
Minority interest	—	24	—	—	24
Shareholders’ equity	402	1,087	137	(1,489)	137

	$4,845	$2,219	$6,062	$(10,181)	$2,945

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

STATEMENT OF CASH FLOWS

	As Restated
	Year Ended December 31, 2006
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass
	Subsidiaries	Subsidiaries	Company)	& Elims	Consolidated
	(Millions)

Operating Activities
Net cash provided (used) by operating activities	$242	$249	$(288)	$—	$203
Investing Activities
Net proceeds from the sale of assets	10	7	—	—	17
Cash payments for plant, property, and equipment	(78)	(99)	—	—	(177)
Cash payments for software related intangible assets	(6)	(7)	—	—	(13)
Acquisition of businesses	—	—	—	—	—
Investments and other	—	1	—	—	1

Net cash used by investing activities	(74)	(98)	—	—	(172)

Financing Activities
Issuance of common shares	—	—	17	—	17
Issuance of long-term debt	—	—	—	—	—
Retirement of long-term debt	—	(3)	(1)	—	(4)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	—	3	—	—	3
Intercompany dividends and net increase (decrease) in intercompany obligations	(142)	(129)	271	—	—
Distribution to minority interest partners	—	(4)	—	—	(4)

Net cash provided (used) by financing activities	(142)	(133)	287	—	12

Effect of foreign exchange rate changes on cash and cash equivalents	—	18	—	—	18

Increase (decrease) in cash and cash equivalents	26	36	(1)	—	61
Cash and cash equivalents, January 1	31	110	—	—	141

Cash and cash equivalents, December 31 (Note)	$57	$146	$(1)	$—	$202

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

STATEMENT OF CASH FLOWS

	As Restated
	Year Ended December 31, 2005
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass
	Subsidiaries	Subsidiaries	Company)	& Elims	Consolidated
	(Millions)

Operating Activities
Net cash provided (used) by operating activities	$202	$159	$(238)	$—	$123
Investing Activities
Net proceeds from the sale of assets	3	1	—	—	4
Cash payment for plant, property, and equipment	(47)	(93)	—	—	(140)
Cash payment for software related intangible assets	(6)	(8)	—	—	(14)
Acquisition of businesses	—	(14)	—	—	(14)
Investments and other	2	(2)	—	—	—

Net cash used by investing activities	(48)	(116)	—	—	(164)

Financing Activities
Issuance of common shares	—	—	7	—	7
Issuance of long-term debt	—	1	—	—	1
Retirement of long-term debt	—	(3)	(42)	—	(45)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	—	9	—	—	9
Intercompany dividends and net increase (decrease) in intercompany obligations	(264)	(9)	273	—	—
Distribution to minority interest partners	—	—	—	—	—

Net cash provided (used) by financing activities	(264)	(2)	238	—	(28)

Effect of foreign exchange rate changes on cash and cash equivalents	—	(4)	—	—	(4)

Increase (decrease) in cash and cash equivalents	(110)	37	—	—	(73)
Cash and cash equivalents, January 1	140	74	—	—	214

Cash and cash equivalents, December 31 (Note)	$30	$111	$—	$—	$141

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

STATEMENT OF CASH FLOWS

	As Restated
	Year Ended December 31, 2004
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass
	Subsidiaries	Subsidiaries	Company)	& Elims	Consolidated
	(Millions)

Operating Activities
Net cash provided (used) by operating activities	$313	$167	$(262)	$—	$218

Investing Activities
Net proceeds from the sale of assets	—	15	—	—	15
Cash payments for plant, property, and equipment	(42)	(90)	—	—	(132)
Cash payments for software related intangible assets	(5)	(8)	—	—	(13)
Investments and other	—	(1)	—	—	(1)

Net cash used by investing activities	(47)	(84)	—	—	(131)

Financing Activities
Issuance of common shares	—	—	10	—	10
Issuance of long-term debt	—	—	500	—	500
Debt issuance cost on long-term debt	—	—	(13)	—	(13)
Retirement of long-term debt	—	(3)	(505)	—	(508)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	—	(1)	—	—	(1)
Intercompany dividends and net increase (decrease) in intercompany obligations	(196)	(74)	270	—	—
Distribution to minority interest partners	—	(3)	—	—	(3)

Net cash provided (used) by financing activities	(196)	(81)	262	—	(15)

Effect of foreign exchange rate changes on cash and cash equivalents	—	(3)	—	—	(3)

Increase (decrease) in cash and cash equivalents	70	(1)	—	—	69
Cash and cash equivalents, January 1	70	75	—	—	145

Cash and cash equivalents, December 31 (Note)	$140	$74	$—	$—	$214

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

15.	Quarterly Financial Data (Unaudited)

			Cost of Sales
	Net Sales		(Excluding Depreciation		Income before Interest Expense, Income Taxes
	and Operating Revenue		and Amortization)		and Minority Interest		Net Income
	As Previously		As Previously		As Previously		As Previously
Quarter	Reported	As Restated	Reported	As Restated	Reported	As Restated	Reported	As Restated
				(Millions )

2006
1st	$1,132	$1,131	$921	$921	$42	$41	$7	$3
2nd	1,222	1,221	972	971	73	73	24	24
3rd	1,122	1,121	926	925	45	43	6	7
4th	1,209	1,209	1,019	1,019	36	39	14	15

Full Year	$4,685	$4,682	$3,838	$3,836	$196	$196	$51	$49

			Cost of Sales (Excluding		Income before Interest Expense, Income Taxes and
	Net Sales and Operating Revenue		Depreciation and Amortization)		Minority Interest		Net Income
	As Previously		As Previously		As Previously		As Previously
Quarter	Reported	As Restated	Reported	As Restated	Reported	As Restated	Reported	As Restated
				(Millions)

2005
1st	$1,101	$1,098	$888	$888	$44	$43	$7	$4
2nd	1,180	1,180	941	937	83	86	33	39
3rd	1,096	1,096	889	889	50	49	10	7
4th	1,064	1,066	865	864	38	39	8	6

Full Year	$4,441	$4,440	$3,583	$3,578	$215	$217	$58	$56

	Basic Earnings per Share of		Diluted Earnings per Share of
	Common Stock		Common Stock
	As Previously		As Previously
Quarter	Reported	As Restated	Reported	As Restated

2006
1st	$0.15	$0.07	$0.14	$0.07
2nd	0.56	0.55	0.53	0.51
3rd	0.13	0.16	0.12	0.16
4th	0.31	0.32	0.30	0.31
Full Year	1.15	1.11	1.10	1.05

	Basic Earnings per Share of		Diluted Earnings per Share of
	Common Stock		Common Stock
	As Previously		As Previously
Quarter	Reported	As Restated	Reported	As Restated

2005
1st	$0.17	$0.09	$0.16	$0.08
2nd	0.75	0.90	0.71	0.86
3rd	0.25	0.17	0.23	0.16
4th	0.19	0.14	0.18	0.14
Full Year	1.35	1.30	1.29	1.24

Note:	The sum of the quarters may not equal the total of the respective year’s earnings per share on either a basic or diluted basis due to changes in the weighted average shares outstanding throughout the year.

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

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the year covered by this report. As described below under Management’s Report on Internal Control Over Financial Reporting, we have identified a material weakness in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our Chief Executive Officer and Chief Financial Officer have concluded that as a result of this material weakness in accounting for income taxes, as of the end of the period covered by this Annual Report on Form 10-K/A, our disclosure controls and procedures were not effective. See Item 8, “Financial Statements and Supplementary Data” for management’s report on internal control over financial reporting and the report of our independent registered public accounting firm thereon.

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

In connection with the restatement and the filing of this Form 10-K/A, we, with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, re-evaluated our disclosure controls and procedures and internal control over financial reporting. In performing the re-evaluation, we considered the effects of the restatement that resulted from the error in the accounting for interest rate swap agreements. Based on the foregoing re-evaluation of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2006 and our analysis of the circumstances which led to the error in the accounting for interest swap agreements, our Chief Executive Officer and Chief Financial Officer concluded that the error in accounting for interest rate swaps does not change the conclusions previously reached regarding our internal controls over financial reporting.

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

INDEX TO SCHEDULE INCLUDED IN ITEM 8

Page

Schedule of Tenneco Inc. and Consolidated Subsidiaries — Schedule II — Valuation and qualifying accounts — three years ended December 31, 2006	134

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

EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-K for the fiscal year ended December 31, 2006, or incorporated herein by reference (exhibits designated by an asterisk are filed with the report; all other exhibits are incorporated by reference):

INDEX TO EXHIBITS

Exhibit
Number			Description

2		—	None
3	.1(a)	—	Restated Certificate of Incorporation of the registrant dated December 11, 1996 (incorporated herein by reference from Exhibit 3.1(a) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-12387).
3	.1(b)	—	Certificate of Amendment, dated December 11, 1996 (incorporated herein by reference from Exhibit 3.1(c) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-12387).
3	.1(c)	—	Certificate of Ownership and Merger, dated July 8, 1997 (incorporated herein by reference from Exhibit 3.1(d) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-12387).
3	.1(d)	—	Certificate of Designation of Series B Junior Participating Preferred Stock dated September 9, 1998 (incorporated herein by reference from Exhibit 3.1(d) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 1-12387).
3	.1(e)	—	Certificate of Elimination of the Series A Participating Junior Preferred Stock of the registrant dated September 11, 1998 (incorporated herein by reference from Exhibit 3.1(e) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 1-12387).
3	.1(f)	—	Certificate of Amendment to Restated Certificate of Incorporation of the registrant dated November 5, 1999 (incorporated herein by reference from Exhibit 3.1(f) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
3	.1(g)	—	Certificate of Amendment to Restated Certificate of Incorporation of the registrant dated November 5, 1999 (incorporated herein by reference from Exhibit 3.1(g) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
3	.1(h)	—	Certificate of Ownership and Merger merging Tenneco Automotive Merger Sub Inc. with and into the registrant, dated November 5, 1999 (incorporated herein by reference from Exhibit 3.1(h) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
3	.1(i)	—	Certificate of Amendment to Restated Certificate of Incorporation of the registrant dated May 9, 2000 (incorporated herein by reference from Exhibit 3.1(i) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-12387).
3	.1(j)	—	Certificate of Ownership and Merger merging Tenneco Inc. with and into the registrant, dated October 27, 2005 (incorporated herein by reference from Exhibit 99.1 of the registrant’s Current Report on Form 8-K dated October 28, 2005, File No. 1-12387).
3.2		—	By-laws of the registrant, as amended July 10, 2006 (incorporated herein by reference from Exhibit 99.1 of the registrant’s Current Report on Form 8-K dated July 10, 2006, File No. 1-12387).
3.3		—	Certificate of Incorporation of Tenneco Global Holdings Inc. (“Global”), as amended (incorporated herein by reference to Exhibit 3.3 to the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
3.4		—	By-laws of Global (incorporated herein by reference to Exhibit 3.4 to the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
3.5		—	Certificate of Incorporation of TMC Texas Inc. (“TMC”) (incorporated herein by reference to Exhibit 3.5 to the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
3.6		—	By-laws of TMC (incorporated herein by reference to Exhibit 3.6 to the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).

Exhibit
Number			Description

3.7		—	Amended and Restated Certificate of Incorporation of Tenneco International Holding Corp. (“TIHC”) (incorporated herein by reference to Exhibit 3.7 to the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
3.8		—	Amended and Restated By-laws of TIHC (incorporated herein by reference to Exhibit 3.8 to the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
3.9		—	Certificate of Incorporation of Clevite Industries Inc. (“Clevite”), as amended (incorporated herein by reference to Exhibit 3.9 to the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
3.10		—	By-laws of Clevite (incorporated herein by reference to Exhibit 3.10 to the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
3.11		—	Amended and Restated Certificate of Incorporation of the Pullman Company (“Pullman”) (incorporated herein by reference to Exhibit 3.11 to the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
3.12		—	By-laws of Pullman (incorporated herein by reference to Exhibit 3.12 to the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
3.13		—	Certificate of Incorporation of Tenneco Automotive Operating Company Inc. (“Operating”) (incorporated herein by reference to Exhibit 3.13 to the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
3.14		—	By-laws of Operating (incorporated herein by reference to Exhibit 3.14 to the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
4	.1(a)	—	Rights Agreement dated as of September 8, 1998, by and between the registrant and First Chicago Trust Company of New York, as Rights Agent (incorporated herein by reference from Exhibit 4.1 of the registrant’s Current Report on Form 8-K dated September 24, 1998, File No. 1-12387).
4	.1(b)	—	Amendment No. 1 to Rights Agreement, dated March 14, 2000, by and between the registrant and First Chicago Trust Company of New York, as Rights Agent (incorporated herein by reference from Exhibit 4.4(b) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-12387).
4	.1(c)	—	Amendment No. 2 to Rights Agreement, dated February 5, 2001, by and between the registrant and First Union National Bank, as Rights Agent (incorporated herein by reference from Exhibit 4.4(b) of the registrant’s Post-Effective Amendment No. 3, dated February 26, 2001, to its Registration Statement on Form 8-A dated September 17, 1998).
4	.1(d)	—	Amendment No. 3 to Rights Agreement, dated November 13, 2006, by and between the registrant and Wells Fargo Bank, N.A., as Rights Agent (incorporated herein by reference from Exhibit 99.2 of the registrant’s Current Report on Form 8-K dated November 13, 2006, File No. 1-12387.
4	.2(a)	—	Indenture, dated as of November 1, 1996, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference from Exhibit 4.1 of the registrant’s Registration Statement on Form S-4, Registration No. 333-14003).
4	.2(b)	—	First Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference from Exhibit 4.3(b) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
4	.2(c)	—	Third Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference from Exhibit 4.3(d) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
4	.2(d)	—	Fourth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference from Exhibit 4.3(e) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
4	.2(e)	—	Eleventh Supplemental Indenture, dated October 21, 1999, to Indenture dated November 1, 1996 between The Chase Manhattan Bank, as Trustee, and the registrant (incorporated herein by reference from Exhibit 4.2(l) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).

Exhibit
Number			Description

**4	.3	—	Specimen stock certificate for Tenneco Inc. common stock.
4	.4(a)	—	Indenture dated October 14, 1999 by and between the registrant and The Bank of New York, as trustee (incorporated herein by reference from Exhibit 4.4(a) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
4	.4(b)	—	Supplemental Indenture dated November 4, 1999 among Tenneco Automotive Operating Company Inc., Tenneco International Holding Corp., Tenneco Global Holdings Inc., the Pullman Company, Clevite Industries Inc. and TMC Texas Inc. in favor of The Bank of New York, as trustee (incorporated herein by reference from Exhibit 4.4(b) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
4	.4(c)	—	Subsidiary Guarantee dated as of October 14, 1999 from Tenneco Automotive Operating Company Inc., Tenneco International Holding Corp., Tenneco Global Holdings Inc., the Pullman Company, Clevite Industries Inc. and TMC Texas Inc. in favor of The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.4(c) to the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
4	.5(a)	—	Amended and Restated Credit Agreement, dated as of December 12, 2003, among the registrant, the several banks and other financial institutions or entities from time to time parties thereto, Bank of America, N.A. and Citicorp North America, Inc., as co-documentation agents, Deutsche Bank Securities Inc., as syndication agent, and JP Morgan Chase Bank, as administrative agent (incorporated herein by reference to Exhibit 4.5(a) to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-12387).
4	.5(b)	—	Amended and Restated Guarantee And Collateral Agreement, dated as of November 4, 1999, by Tenneco Inc. and the subsidiary guarantors named therein, in favor of JPMorgan Chase Bank, as Administrative Agent (incorporated herein by reference from Exhibit 4.5(f) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12387).
4	.5(c)	—	First Amendment, dated as of April 30, 2004, to the Amended and Restated Credit Agreement dated as of December 12, 2003, among the registrant, JP Morgan Chase Bank as administrative agent and the various lenders party thereto (incorporated herein by reference from Exhibit 4.5(c) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-12387).
4	.5(d)	—	Second Amendment, dated November 19, 2004, to the Amended and Restated Credit Agreement dated as of December 12, 2003, among the registrant, JP Morgan Chase Bank as administrative agent and the various lenders party thereto (incorporated herein by reference from Exhibit 99.2 of the registrant’s Current Report on Form 8-K dated November 19, 2004, File No. 1-12387).
4	.5(e)	—	Third Amendment, dated February 17, 2005, to the Amended and Restated Credit Agreement, dated as of December 12, 2003 among the registrant, JP Morgan Chase Bank as administrative agent and the various lenders party thereto (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated February 17, 2005, File No. 1-12387).
4	.5(f)	—	New Lender Supplement, dated as of March 31, 2005, by and among Wachovia Bank, National Association, the registrant and JPMorgan Chase Bank, N.A.; New Lender Supplement, dated as of March 31, 2005, by and among Wells Fargo Foothill, LLC, the registrant and JPMorgan Chase Bank, N.A.; New Lender Supplement, dated as of March 31, 2005, by and among Charter One Bank, NA, the registrant and JPMorgan Chase Bank, N.A. (incorporated herein by reference from Exhibit 4.5(f) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-12387).
4	.5(g)	—	New Lender Supplement, dated as of April 29, 2005, by and among The Bank of Nova Scotia, the registrant and JPMorgan Chase Bank, N.A. (incorporated herein by reference from Exhibit 4.5(g) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-12387).
4	.5(h)	—	Fourth Amendment, dated October 7, 2005, to the Amended and Restated Credit Agreement, dated as of December 12, 2003, among the registrant, JP Morgan Chase Bank as administrative agent and the various lenders party thereto (incorporated herein by reference from Exhibit 4.5(h) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 1-12387).

Exhibit
Number			Description

4	.5(i)	—	First Amendment, dated October 7, 2005, to the Amended and Restated Guarantee and Collateral Agreement, dated as of November 4, 1999, by the registrant and the subsidiary guarantors named therein, in favor of JPMorgan Chase Bank, as Administrative Agent (incorporated herein by reference from Exhibit 4.5(i) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 1-12387).
4	.6(a)	—	Indenture, dated as of June 19, 2003, among the registrant, the subsidiary guarantors named therein and Wachovia Bank, National Association (incorporated herein by reference from Exhibit 4.6(a) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12387).
4	.6(b)	—	Collateral Agreement, dated as of June 19, 2003, by the registrant and the subsidiary guarantors named therein in favor of Wachovia Bank, National Association (incorporated herein by reference from Exhibit 4.6(b) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12387).
4	.6(c)	—	Registration Rights Agreement, dated as of June 19, 2003, among the registrant, the subsidiary guarantors named therein, and the initial purchasers named therein, for whom JPMorgan Securities Inc. acted as representative (incorporated herein by reference from Exhibit 4.6(c) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12387).
4	.6(d)	—	Supplemental Indenture, dated as of December 12, 2003, among the registrant, the subsidiary guarantors named therein and Wachovia Bank, National Association (incorporated herein by reference to Exhibit 4.6(d) to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-12387).
4	.6(e)	—	Registration Rights Agreement, dated as of December 12, 2003, among the registrant, the subsidiary guarantors named therein, and the initial purchasers named therein, for whom Banc of America Securities LLC acted as representative agent (incorporated herein by reference to Exhibit 4.5(a) to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-12387).
4	.6(f)	—	Second Supplemental Indenture, dated as of October 28, 2005, among the registrant, the subsidiary guarantors named therein and Wachovia Bank, National Association (incorporated herein by reference from Exhibit 4.6(f) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 1-12387).
4.7		—	Intercreditor Agreement, dated as of June 19, 2003, among JPMorgan Chase Bank, as Credit Agent, Wachovia Bank, National Association, as Trustee and Collateral Agent, and the registrant (incorporated herein by reference from Exhibit 4.7 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12387).
4	.8(a)	—	Indenture, dated as of November 19, 2004, among the registrant, the subsidiary guarantors named therein and The Bank of New York Trust Company (incorporated herein by reference from Exhibit 99.1 of the registrant’s Current Report on Form 8-K dated November 19, 2004, File No. 1-12387).
4	.8(b)	—	Supplemental Indenture, dated as of March 28, 2005, among the registrant, the guarantors party thereto and the Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference from Exhibit 4.3 to the registrant’s Registration Statement on Form S-4, Reg No. 333-123752).
4	.8(c)	—	Registration Rights Agreement, dated as of November 19, 2004, among the registrant, the guarantors party thereto and the initial purchasers party thereto (incorporated herein by reference from Exhibit 4.2 to the registrant’s Registration Statement on Form S-4, Reg No. 333-123752).
4	.8(d)	—	Second Supplemental Indenture, dated as of October 27, 2005, among the registrant, the guarantors party thereto and the Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference from Exhibit 4.8(d) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 1-12387).
9		—	None.
10.1		—	Distribution Agreement, dated November 1, 1996, by and among El Paso Tennessee Pipeline Co., the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 2 of the registrant’s Form 10, File No. 1-12387).

Exhibit
Number			Description

10.2		—	Amendment No. 1 to Distribution Agreement, dated as of December 11, 1996, by and among El Paso Tennessee Pipeline Co., the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.2 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
10.3		—	Debt and Cash Allocation Agreement, dated December 11, 1996, by and among El Paso Tennessee Pipeline Co. , the registrant, and Newport News Ship- building Inc. (incorporated herein by reference from Exhibit 10.3 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
10.4		—	Benefits Agreement, dated December 11, 1996, by and among El Paso Tennessee Pipeline Co., the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.4 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
10.5		—	Insurance Agreement, dated December 11, 1996, by and among El Paso Tennessee Pipeline Co., the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.5 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
10.6		—	Tax Sharing Agreement, dated December 11, 1996, by and among El Paso Tennessee Pipeline Co., Newport News Shipbuilding Inc., the registrant, and El Paso Natural Gas Company (incorporated herein by reference from Exhibit 10.6 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
10.7		—	First Amendment to Tax Sharing Agreement, dated as of December 11, 1996, among El Paso Tennessee Pipeline Co., the registrant, El Paso Natural Gas Company and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.7 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
+10	.8	—	Value Added ’TAVA’ Incentive Compensation Plan, as in effect for periods through December 31, 2005 (incorporated herein by reference from Exhibit 10.8 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-12387).
+10	.9	—	Change of Control Severance Benefits Plan for Key Executives (incorporated herein by reference from Exhibit 10.13 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
+10	.10	—	Stock Ownership Plan (incorporated herein by reference from Exhibit 10.10 of the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
+10	.11	—	Key Executive Pension Plan (incorporated herein by reference from Exhibit 10.11 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
+10	.12	—	Deferred Compensation Plan (incorporated herein by reference from Exhibit 10.12 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
+10	.13	—	Supplemental Executive Retirement Plan (incorporated herein by reference from Exhibit 10.13 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
10.14		—	Human Resources Agreement by and between the registrant and Tenneco Packaging Inc. dated November 4, 1999 (incorporated herein by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated November 4, 1999, File No. 1-12387).
10.15		—	Tax Sharing Agreement by and between the registrant and Tenneco Packaging Inc. dated November 3, 1999 (incorporated herein by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K dated November 4, 1999, File No. 1-12387).
10.16		—	Amended and Restated Transition Services Agreement by and between the registrant and Tenneco Packaging Inc. dated as of November 4, 1999 (incorporated herein by reference from Exhibit 10.21 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
10.17		—	Assumption Agreement among Tenneco Automotive Operating Company Inc., Tenneco International Holding Corp., Tenneco Global Holdings Inc., The Pullman Company, Clevite Industries Inc., TMC Texas Inc., Salomon Smith Barney Inc. and the other Initial Purchasers listed in the Purchase Agreement dated as of November 4, 1999 (incorporated herein by reference from Exhibit 10.24 of the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).

Exhibit
Number			Description

+10	.18	—	Amendment No. 1 to Change in Control Severance Benefits Plan for Key Executives (incorporated herein by reference from Exhibit 10.23 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
+10	.19	—	Letter Agreement dated July 27, 2000 between the registrant and Mark P. Frissora (incorporated herein by reference from Exhibit 10.24 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
+10	.20	—	Omitted.
+10	.21	—	Letter Agreement dated July 27, 2000 between the registrant and Timothy R. Donovan (incorporated herein by reference from Exhibit 10.28 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-12387).
+10	.22	—	Form of Indemnity Agreement entered into between the registrant and the following directors of the registrant: Paul Stecko, M. Kathryn Eickhoff and Dennis Severance (incorporated herein by reference from Exhibit 10.29 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-12387).
+10	.23	—	Mark P. Frissora Special Appendix under Supplemental Executive Retirement Plan (incorporated herein by reference from Exhibit 10.30 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-12387).
+10	.24	—	Letter Agreement dated as of June 1, 2001 between the registrant and Hari Nair (incorporated herein by reference from Exhibit 10.28 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001. File No. 1-12387).
+10	.25	—	2002 Long-Term Incentive Plan (As Amended and Restated Effective March 11, 2003) (incorporated herein by reference from Exhibit 10.26 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. File No. 1-12387).
+10	.26	—	Amendment No. 1 to Deferred Compensation Plan (incorporated herein by reference from Exhibit 10.27 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-12387).
+10	.27	—	Supplemental Stock Ownership Plan (incorporated herein by reference from Exhibit 10.28 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-12387).
+10	.28	—	Form of Stock Equivalent Unit Award Agreement under the 2002 Long-Term Incentive Plan, as amended (incorporated herein by reference from Exhibit 99.1 of the registrant’s Current Report on Form 8-K dated January 13, 2005, File No. 1-12387).
+10	.29	—	Form of Stock Option Agreement for employees under the 2002 Long-Term Incentive Plan, as amended (providing for a ten year option term) (incorporated herein by reference from Exhibit 99.2 of the registrant’s Current Report on Form 8-K dated January 13, 2005, File No. 1-12387).
+10	.30	—	Form of Stock Option Agreement for non-employee directors under the 2002 Long-Term Incentive Plan, as amended (providing for a ten year option term) (incorporated herein by reference from Exhibit 99.3 of the registrant’s Current Report on Form 8-K dated January 13, 2005, File No. 1-12387).
+10	.31	—	Form of Restricted Stock Award Agreement for employees under the 2002 Long-Term Incentive Plan, as amended (three year cliff vesting) (incorporated herein by reference from Exhibit 99.4 of the registrant’s Current Report on Form 8-K dated January 13, 2005, File No. 1-12387).
+10	.32	—	Form of Restricted Stock Award Agreement for non-employee directors under the 2002 Long-Term Incentive Plan, as amended (incorporated herein by reference from Exhibit 99.5 of the registrant’s Current Report on Form 8-K dated January 13, 2005, File No. 1-12387).
+10	.33	—	Form of Restricted Stock Award Agreement for employees under the 2002 Long-Term Incentive Plan, as amended (vesting 1/3 annually) (incorporated herein by reference from Exhibit 99.1 of the registrant’s Current Report on Form 8-K dated January 17, 2005, File No. 1-12387).
+10	.34	—	Form of Stock Option Agreement for employees under the 2002 Long-Term Incentive Plan, as amended (providing for a seven year option term) (incorporated herein by reference from Exhibit 99.2 of the registrant’s Current Report on Form 8-K dated January 17, 2005, File No. 1-12387).

Exhibit
Number			Description

+10	.35	—	Form of Stock Option Agreement for non-employee directors under the 2002 Long-Term Incentive Plan, as amended (providing for a seven year option term) (incorporated herein by reference from Exhibit 99.3 of the registrant’s Current Report on Form 8-K dated January 17, 2005, File No. 1-12387).
+10	.36	—	Form of Performance Share Agreement for non-employee directors under the 2002 Long-Term Incentive Plan, as amended (incorporated herein by reference from Exhibit 10.37 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, file No. 1-12387).
**+10	.37	—	Summary of 2007 Outside Directors’ Compensation.
**+10	.38	—	Summary of 2007 Named Executive Officer Compensation.
+10	.39	—	Amendment No. 1 to the Key Executive Pension Plan (incorporated herein by reference from Exhibit 10.39 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-12387).
+10	.40	—	Amendment No. 1 to the Supplemental Executive Retirement Plan (incorporated herein by reference from Exhibit 10.40 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-12387).
+10	.41	—	Second Amendment to the Key Executive Pension Plan (incorporated herein by reference from Exhibit 10.41 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-12387).
+10	.42	—	Amendment No. 2 to the Deferred Compensation Plan (incorporated herein by reference from Exhibit 10.42 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-12387).
+10	.43	—	Supplemental Retirement Plan (incorporated herein by reference from Exhibit 10.43 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-12387).
+10	.44	—	Mark P. Frissora Special Appendix under Supplemental Retirement Plan (incorporated herein by reference from Exhibit 10.44 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-12387).
+10	.45	—	Supplemental Pension Plan for Management (incorporated herein by reference from Exhibit 10.45 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-12387).
+10	.46	—	Incentive Deferral Plan (incorporated herein by reference from Exhibit 10.46 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1- 12387).
+10	.47	—	Amended and Restated Value Added (“TAVA”) Incentive Compensation Plan, effective January 1, 2006 (incorporated herein by reference from Exhibit 10.47 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, file No. 1-12387).
+10	.48	—	Form of Restricted Stock Award Agreement for non-employee directors under the 2002 Long-Term Incentive Plan, as amended (providing for one year cliff vesting) (incorporated herein by reference from Exhibit 10.48 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, file No. 1-12387).
+10	.49	—	Form of Stock Equivalent Unit Award Agreement, as amended, under the 2002 Long-Term Incentive Plan, as amended (incorporated herein by reference from Exhibit 10.49 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 1-12387).
+10	.50	—	Summary of Amendments to Deferred Compensation Plan and Incentive Deferral Plan (incorporated herein by reference from Exhibit 10.50 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 1-12387).
+10	.51	—	Tenneco Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K, dated May 9, 2006).
+10	.52	—	Form of Restricted Stock Award Agreement for non-employee directors under the Tenneco Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K, dated May 9, 2006).
+10	.53	—	Form of Stock Option Agreement for employees under the Tenneco Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.3 to the registrant’s Current Report on Form 8-K, dated May 9, 2006).

Exhibit
Number			Description

+10	.54	—	Form of Restricted Stock Award Agreement for employees under the Tenneco Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.4 to the registrant’s Current Report on Form 8-K, dated May 9, 2006).
+10	.55	—	Summary of Amendments to the Company’s excess defined benefit plans, the terms of a new excess defined contribution plan and Amendments to certain executives’ employment agreements (incorporated herein by reference from Exhibit 10.55 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 1-12387).
**+10	.56	—	Form of First Amendment to the Tenneco Inc. Supplemental Pension Plan for Management.
**+10	.57	—	Form of First Amendment to the Tenneco Inc. Supplemental Retirement Plan.
+10	.58	—	Form of Stock Equivalent Unit Award Agreement, as amended, under the 2002 Long-Term Incentive Plan, as amended (incorporated herein by reference from Exhibit 99.1 of the registrant’s Current Report on Form 8-K dated as of December 6, 2006, File No. 1-12387).
**+10	.59	—	Letter Agreement dated December 4, 2006 between the registrant and Timothy R. Donovan.
**+10	.60	—	Letter Agreement dated January 5, 2007 between the registrant and Hari N. Nair.
+10	.61	—	Letter Agreement between Tenneco Inc. and Gregg Sherrill (incorporated herein by reference from Exhibit 99.2 of the registrant’s Current Report on Form 8-K dated as of January 5, 2007, File No. 1-12387).
+10	.62	—	Letter Agreement between Tenneco Inc. and Gregg Sherrill, dated as of January 15, 2007 (incorporated herein by reference from Exhibit 99.1 of the registrant’s Current Report on Form 8-K dated as of January 15, 2007, File No. 1-12387).
**+10	.63	—	Form of Restricted Stock Agreement between Tenneco Inc. and Gregg Sherrill.
11		—	None.
*12		—	Computation of Ratio of Earnings to Fixed Charges.
13		—	None.
14		—	Tenneco Inc. Code of Ethical Conduct for Financial Managers (incorporated herein by reference from Exhibit 99.3 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-12387).
16		—	None.
18		—	None.
**21		—	List of Subsidiaries of Tenneco Inc.
22		—	None.
*23		—	Consent of Independent Registered Public Accounting firm.
**24		—	Powers of Attorney.
*31	.1	—	Certification of Gregg Sherrill under Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	—	Certification of Kenneth R. Trammell under Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	—	Certification of Gregg Sherrill and Kenneth R. Trammell under Section 906 of the Sarbanes-Oxley Act of 2002.
33		—	None.
34		—	None.
35		—	None.
99		—	None.
100		—	None

*	Filed herewith.

**	Previously filed.

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENNECO INC.

By	*
Gregg Sherrill
Chairman and Chief Executive Officer

Date: August 14, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons in the capacities indicated on August 14, 2007.

Signature		Title

* Gregg Sherrill		Chairman, President and Chief Executive Officer and Director (principal executive officer)

/s/ Kenneth R. Trammell Kenneth R. Trammell		Executive Vice President and Chief Financial Officer (principal financial officer)

* Paul D. Novas		Vice President and Controller (principal accounting officer)

* Charles W. Cramb		Director

* Frank E. Macher		Director

* Roger B. Porter		Director

* David B. Price, Jr.		Director

* Paul T. Stecko		Director

* Mitsunobi Takeuchi		Director

* Jane L. Warner		Director

*By:	/s/ Kenneth R. Trammell Kenneth R. Trammell Attorney in fact