Form 10-Q/A
period 2007-03-31
TENNECO INC
filed 2007-08-14
CIK 1024725

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


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

OVERVIEW

     Tenneco Inc. is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, originally filed on May 9, 2007 (the "Original Filing"), to amend and restate our consolidated financial statements as of December 31, 2006 and March 31, 2007 and for the three month periods ended March 31, 2007 and 2006. The restatement is discussed in Note 2 to the consolidated financial statements.

RESTATEMENT

     Subsequent to the Original Filing, an error in accounting for our interest rate swap agreements has been identified. In April 2004, we entered into three separate fixed-to-floating interest rate swaps with two financial institutions. These agreements swapped a total of $150 million of our fixed 10.25% senior secured notes to floating interest rate debt at LIBOR plus an average spread of
5.68 percentage points. From the inception of the interest rate swaps, we applied the so-called "short-cut" method of fair value hedge accounting under Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." To qualify for the short-cut method of hedge accounting, the terms of an interest rate swap must be an exact match, or "mirror image," of the terms of the debt it is hedging. When these conditions are met, the changes in the value of the hedges and the underlying debt offset each other. Any unrealized gains and losses in fair value of the swap agreements are recorded as an offset to long-term debt thereby having no effect on earnings.

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

     As a result, we have determined that these transactions do not meet the requirements for hedge accounting treatment under SFAS No. 133 and we are correcting our past accounting for the swaps as hedges. Therefore, we are recording the changes in the fair value of the interest rate swaps as increases or decreases to interest expense in each period since we entered into them, instead of recording changes in the fair value of the underlying debt. The fair value of these swaps has been disclosed in the footnotes to our financial statements each quarter since the swaps' inception.

     The error did not change the underlying economics of the transaction and had no effect on our cash flow or liquidity.

     In addition, we are correcting other errors as part of this restatement. We originally concluded these items, both individually and in the aggregate, were not material to our consolidated financial statements.

     The following sections of this Form 10-Q/A have been amended to reflect the restatement: Part I -- Item 1 -- Financial Statements (Unaudited), Part
I -- Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations, Part I -- Item 4 -- Controls and Procedures, and Part
II -- Item 6 -- Exhibits. For the convenience of the reader, this Amendment No. 1 includes, in their entirety, those items in the Original Filing not being amended and restated. Except to the extent relating to the restatement of our financial statements and other financial information described above, this Form 10-Q/A continues to describe conditions as of the Original Filing, and does not update disclosures contained herein to reflect events that occurred at a later date. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

     New certifications of the principal executive officer and principal financial officer are included as exhibits to this Amendment No. 1 on Form 10-Q/A.

                                TABLE OF CONTENTS



                                                                           PAGE
                                                                           ----


PART I -- FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)..............................     5
     Tenneco Inc. and Consolidated Subsidiaries --
       Report of Independent Registered Public Accounting Firm..........     5
       Statements of Income.............................................     6
       Balance Sheets...................................................     7
       Statements of Cash Flows.........................................     8
       Statements of Changes in Shareholders' Equity....................     9
       Statements of Comprehensive Income (Loss)........................    10
       Notes to Consolidated Financial Statements.......................    11
  Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations..........................................    34
  Item 3. Quantitative and Qualitative Disclosures About Market Risk....    53
  Item 4. Controls and Procedures.......................................    53
PART II -- OTHER INFORMATION
  Item 1. Legal Proceedings.............................................     *
     Item 1A. Risk Factors..............................................    55
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...    55
  Item 3. Defaults Upon Senior Securities...............................     *
  Item 4. Submission of Matters to a Vote of Security Holders...........     *
  Item 5. Other Information.............................................     *
  Item 6. Exhibits......................................................    55


--------

* No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

             CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This Quarterly Report on Form 10-Q/A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, our prospects and business strategies. These forward-looking statements are included in various sections of this report, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Part I, Item 2. The words "may," "will," "believe," "should," "could," "plans," "expect," "anticipated," "estimates," and similar expressions (and variations thereof), identify these forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, these expectations may not prove to be correct. Because these forward-looking statements are also subject to risks and uncertainties, actual results may differ materially from the expectations expressed in the forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include:

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

     The risks included here are not exhaustive. Refer to "Part I, Item 1A--Risk Factors" in our annual report on Form 10-K/A for the year ended December 31, 2006, for further discussion regarding our exposure to risks. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor to assess the impact such risk factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

     As discussed in Note 11, effective January 1, 2007, the Company adopted the measurement date provisions of Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106 and 132(R).

     As discussed in Note 2, the accompanying consolidated financial statements have been restated.

     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Tenneco Inc. and consolidated subsidiaries as of December 31, 2006, and the related consolidated statements of income, cash flows, changes in shareholders' equity, and comprehensive income (loss) for the year then ended (not presented herein); and in our report dated March 1, 2007 (August 14, 2007 as to the effects of the restatement discussed in Note 4), we expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph regarding the Company's adoption of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" on January 1, 2006, the Company's adoption of the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106 and 132(R)" and the effects of the restatement discussed in Note 4. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Chicago, Illinois
May 9, 2007 (August 14, 2007 as to the effects of the restatement discussed in Note 2)

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                              STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                              AS RESTATED (NOTE 2)
                                                           -------------------------
                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                           -------------------------
                                                               2007          2006
                                                           -----------   -----------
                                                             (MILLIONS EXCEPT SHARE
                                                                      AND
                                                               PER SHARE AMOUNTS)


REVENUES
  Net sales and operating revenues.......................  $     1,400   $     1,131
                                                           -----------   -----------
COSTS AND EXPENSES
  Cost of sales (exclusive of depreciation and
     amortization shown below)...........................        1,179           921
  Engineering, research, and development.................           27            22
  Selling, general, and administrative...................           95           101
  Depreciation and amortization of other intangibles.....           48            44
                                                           -----------   -----------
                                                                 1,349         1,088
                                                           -----------   -----------
OTHER INCOME (EXPENSE)
  Loss on sale of receivables............................           (2)           (2)
  Other income (loss)....................................           --            --
                                                           -----------   -----------
                                                                    (2)           (2)
                                                           -----------   -----------
INCOME BEFORE INTEREST EXPENSE, INCOME TAXES, AND
  MINORITY INTEREST......................................           49            41
  Interest expense (net of interest capitalized).........           40            37
  Income tax expense.....................................            2            --
  Minority interest......................................            2             1
                                                           -----------   -----------
NET INCOME...............................................  $         5   $         3
                                                           ===========   ===========
EARNINGS PER SHARE
Weighted average shares of common stock outstanding--
  Basic..................................................   45,425,823    43,921,691
  Diluted................................................   47,320,779    46,723,181
Basic earnings per share of common stock.................  $      0.11   $      0.07
Diluted earnings per share of common stock...............  $      0.11   $      0.07



The accompanying notes to financial statements are an integral part of these statements of income.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS
                                   (UNAUDITED)



                                                                AS RESTATED (NOTE 2)
                                                              ------------------------
                                                              MARCH 31,   DECEMBER 31,
                                                                 2007         2006
                                                              ---------   ------------
                                                                     (MILLIONS)


                                        ASSETS
Current assets:
Cash and cash equivalents...................................   $   136       $   202
  Receivables--
     Customer notes and accounts, net.......................       776           578
     Other..................................................        19            17
  Inventories--
     Finished goods.........................................       205           193
     Work in process........................................       172            90
     Raw materials..........................................       104           122
     Materials and supplies.................................        37            36
  Deferred income taxes.....................................        51            51
  Prepayments and other.....................................       133           126
                                                               -------       -------
                                                                 1,633         1,415
                                                               -------       -------
Other assets:
  Long-term notes receivable, net...........................        25            26
  Goodwill..................................................       204           203
  Intangibles, net..........................................         8             8
  Deferred income taxes.....................................       401           397
  Other.....................................................       137           132
                                                               -------       -------
                                                                   775           766
                                                               -------       -------
Plant, property, and equipment, at cost.....................     2,688         2,643
  Less--Reserves for depreciation and amortization..........    (1,592)       (1,550)
                                                               -------       -------
                                                                 1,096         1,093
                                                               -------       -------
                                                               $ 3,504       $ 3,274
                                                               =======       =======

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current maturities of long-term
     debt)..................................................   $    29       $    28
  Trade payables............................................       948           781
  Accrued taxes.............................................        41            49
  Accrued interest..........................................        28            33
  Accrued liabilities.......................................       205           194
  Other.....................................................        35            34
                                                               -------       -------
                                                                 1,286         1,119
                                                               -------       -------
Long-term debt..............................................     1,429         1,357
                                                               -------       -------
Deferred income taxes.......................................       108           107
                                                               -------       -------
Postretirement benefits.....................................       335           350
                                                               -------       -------
Deferred credits and other liabilities......................        65            87
                                                               -------       -------
Commitments and contingencies
Minority interest...........................................        29            28
                                                               -------       -------
Shareholders' equity:
  Common stock..............................................        --            --
  Premium on common stock and other capital surplus.........     2,791         2,790
  Accumulated other comprehensive loss......................      (226)         (252)
  Retained earnings (accumulated deficit)...................    (2,073)       (2,072)
                                                               -------       -------
                                                                   492           466
  Less--Shares held as treasury stock, at cost..............       240           240
                                                               -------       -------
                                                                   252           226
                                                               -------       -------
                                                               $ 3,504       $ 3,274
                                                               =======       =======




The accompanying notes to financial statements are an integral part of these balance sheets.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                    AS RESTATED
                                                                     (NOTE 2)
                                                                   ------------
                                                                   THREE MONTHS
                                                                       ENDED
                                                                     MARCH 31,
                                                                   ------------
                                                                    2007   2006
                                                                   -----   ----
                                                                    (MILLIONS)


OPERATING ACTIVITIES
Net income.......................................................  $   5   $  3
Adjustments to reconcile net income to cash provided (used) by operating activities--
  Depreciation and amortization of other intangibles.............     48     44
  Deferred income taxes..........................................     (3)     5
  Stock-based compensation.......................................      2      2
  Loss on sale of assets, net....................................      2      1
  Changes in components of working capital
     (Increase) decrease in receivables..........................   (201)   (84)
     (Increase) decrease in inventories..........................    (74)   (27)
     (Increase) decrease in prepayments and other current
       assets....................................................    (11)   (23)
     Increase (decrease) in payables.............................    150     75
     Increase (decrease) in accrued taxes........................     (4)    (2)
     Increase (decrease) in accrued interest.....................     (5)    --
     Increase (decrease) in other current liabilities............      6     (9)
Other............................................................     (8)     2
                                                                   -----   ----
Net cash used by operating activities............................    (93)   (13)
                                                                   -----   ----
INVESTING ACTIVITIES
Cash payments for plant, property, and equipment.................    (39)   (47)
Cash payments for software related intangible assets.............     (7)    (3)
Investments and other............................................      1     --
                                                                   -----   ----
Net cash used by investing activities............................    (45)   (50)
                                                                   -----   ----
FINANCING ACTIVITIES
Issuance of common shares........................................      2      8
Issuance of long-term debt.......................................    150     --
Debt issuance cost of long-term debt.............................     (6)    --
Retirement of long-term debt.....................................   (357)    (1)
Net increase in revolver borrowings and short-term debt excluding
  current maturities of long-term debt...........................    280      9
Distribution to minority interest partners.......................     (1)    (1)
Other............................................................      1     --
                                                                   -----   ----
Net cash provided by financing activities........................     69     15
                                                                   -----   ----
Effect of foreign exchange rate changes on cash and cash
  equivalents....................................................      3      3
                                                                   -----   ----
Increase (decrease) in cash and cash equivalents.................    (66)   (45)
Cash and cash equivalents, January 1.............................    202    141
                                                                   -----   ----
Cash and cash equivalents, March 31 (Note).......................  $ 136   $ 96
                                                                   =====   ====
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest.........................  $  42   $ 34
Cash paid during the period for income taxes (net of refunds)....  $   8   $ --
NON-CASH INVESTING AND FINANCING ACTIVITIES
Period ended balance of payables for plant, property, and
  equipment......................................................  $  17   $ 16


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

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)



                                                           AS RESTATED (NOTE 2)
                                               -------------------------------------------
                                                       THREE MONTHS ENDED MARCH 31,
                                               -------------------------------------------
                                                       2007                   2006
                                               --------------------   --------------------
                                                 SHARES      AMOUNT     SHARES      AMOUNT
                                               ----------   -------   ----------   -------
                                                     (MILLIONS EXCEPT SHARE AMOUNTS)


COMMON STOCK
Balance January 1............................  47,085,274   $    --   44,544,668   $    --
  Issued (Reacquired) pursuant to benefit
     plans...................................     287,160        --    1,022,599        --
  Stock options exercised....................     192,563        --      803,472        --
                                               ----------   -------   ----------   -------
Balance March 31.............................  47,564,997        --   46,370,739        --
                                               ==========             ==========
PREMIUM ON COMMON STOCK AND OTHER CAPITAL
  SURPLUS
Balance January 1............................                 2,790                  2,776
  Premium on common stock issued pursuant to
     benefit plans...........................                     1                      7
                                                            -------                -------
Balance March 31.............................                 2,791                  2,783
                                                                                   -------
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance January 1............................                  (252)                  (281)
  Other comprehensive income.................                    26                     17
                                                            -------                -------
Balance March 31.............................                  (226)                  (264)
                                                                                   -------
RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance January 1............................                (2,072)                (2,118)
  Net income.................................                     5                      3
  Other......................................                    (6)                    (1)
                                                            -------                -------
Balance March 31.............................                (2,073)                (2,116)
                                                            -------                -------
LESS--COMMON STOCK HELD AS TREASURY STOCK, AT
  COST
Balance January 1 and March 31...............   1,294,692       240    1,294,692       240
                                               ==========   -------   ==========   -------
       Total.................................               $   252                $   163
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

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                    STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)



                                                           AS RESTATED (NOTE 2)
                                      -------------------------------------------------------------
                                                       THREE MONTHS ENDED MARCH 31,
                                      -------------------------------------------------------------
                                                   2007                            2006
                                      -----------------------------   -----------------------------
                                       ACCUMULATED                     ACCUMULATED
                                          OTHER                           OTHER
                                      COMPREHENSIVE                   COMPREHENSIVE
                                          INCOME      COMPREHENSIVE       INCOME      COMPREHENSIVE
                                          (LOSS)          INCOME          (LOSS)          INCOME
                                      -------------   -------------   -------------   -------------
                                                                (MILLIONS)


NET INCOME..........................                       $ 5                             $ 3
                                                           ---                             ---
ACCUMULATED OTHER COMPREHENSIVE
  INCOME (LOSS)
CUMULATIVE TRANSLATION ADJUSTMENT
Balance January 1...................      $ (53)                          $(149)
  Translation of foreign currency
     statements.....................         12             12               17             17
                                          -----                           -----
Balance March 31....................        (41)                           (132)
                                          -----                           -----
ADDITIONAL LIABILITY FOR PENSION
  BENEFITS
Balance January 1...................       (199)                           (132)
Measurement date implementation of
  SFAS No. 158, net of tax..........         14             14               --             --
                                          -----                           -----
Balance March 31....................       (185)                           (132)
                                          -----                           -----
Balance March 31....................      $(226)                          $(264)
                                          =====            ---            =====            ---
Other comprehensive income (loss)...                        26                              17
                                                           ---                             ---
COMPREHENSIVE INCOME................                       $31                             $20
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

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     (1) As you read the accompanying financial statements and Management's Discussion and Analysis you should also read our Annual Report on Form 10-K/A for the year ended December 31, 2006.

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

     (2) Subsequent to the issuance of our consolidated financial statements for the three months ended March 31, 2007, we determined that an error existed in our financial statements relating to our accounting for three interest rate swaps. The error did not change the underlying economics of the transaction and had no effect on our cash flow or liquidity.

     In April 2004, we entered into three separate fixed-to-floating interest rate swaps with two financial institutions. These agreements swapped a total of $150 million of our fixed 10.25% senior secured notes to floating interest rate debt at LIBOR plus an average spread of 5.68 percentage points. From the inception of the interest rate swaps, we applied the so-called "short-cut" method of fair value hedge accounting under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." To qualify for the short-cut method of hedge accounting, the terms of an interest rate swap must be an exact match, or "mirror image," of the terms of the debt it is hedging. When these conditions are met, a company can assume the changes in the value of the hedges and the underlying debt offset each other. Any unrealized gains and losses in fair value of the swap agreements are recorded as an offset to long-term debt thereby having no effect on earnings.

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

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

Other restatement adjustments

     In addition, we are correcting other errors as part of this restatement that we originally determined to be immaterial, individually and in the aggregate, to our consolidated financial statements. The corrections include:

     Fees on Receivables Sold -- We corrected the classification of costs associated with our European receivables sale program. These costs were recorded in interest expense and selling, general and administrative expenses and should have been recorded in other income and expense. This change reduced interest expense by less than one million dollars in the three month periods ended March 31, 2007 and 2006, respectively. Selling, general and administrative expense was also reduced by less than one million dollars in the three month periods ended March 31, 2007 and 2006, respectively. This represents the discount from book values at which these receivables were sold to the third party. This adjustment did not impact net income.

     As a result, the accompanying consolidated financial statements for the three month periods ended March 31, 2007 and 2006 and the accompanying consolidated balance sheet as of December 31, 2006 have been restated from the

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)


amounts previously reported. In connection with this restatement, the following Notes to the Consolidated Financial Statements have been restated: 1, 4, 7, 9, 10, 13 and 14. The following table reflects the effects of the restatement.


                                      AS PREVIOUSLY                 AS PREVIOUSLY
                                         REPORTED     AS RESTATED      REPORTED     AS RESTATED
                                      -------------   -----------   -------------   -----------
                                               MARCH 31,                     MARCH 31,
                                      ---------------------------   ---------------------------
                                           2007           2007           2006           2006
                                      -------------   -----------   -------------   -----------


REVENUE
  Net sales and operating revenues..   $     1,399    $     1,400    $     1,132    $     1,131
                                       -----------    -----------    -----------    -----------
COSTS AND EXPENSES
  Costs and expenses (exclusive of
     depreciation and amortization
     shown below)...................         1,179          1,179            921            921
  Engineering, research, and
     development....................            27             27             22             22
  Selling, general, and
     administrative.................            95             95            101            101
  Depreciation and amortization of
     other intangibles..............            48             48             44             44
                                       -----------    -----------    -----------    -----------
                                             1,349          1,349          1,088          1,088
                                       -----------    -----------    -----------    -----------
OTHER INCOME (EXPENSE)
  Loss on sale of receivables.......            (2)            (2)            (1)            (2)
  Other income (expense)............             2             --             (1)            --
                                       -----------    -----------    -----------    -----------
                                                --             (2)            (2)            (2)
                                       -----------    -----------    -----------    -----------
INCOME BEFORE INTEREST EXPENSE,
  INCOME TAXES, AND MINORITY
  INTEREST..........................            50             49             42             41
  Interest expense (net of interest
     capitalized)...................            42             40             34             37
  Income tax expense (benefit)......             3              2             --             --
  Minority interest.................             2              2              1              1
                                       -----------    -----------    -----------    -----------
NET INCOME..........................   $         3    $         5    $         7    $         3
                                       ===========    ===========    ===========    ===========
EARNINGS PER SHARE
Average shares of common stock
  outstanding -- Basic..............    45,425,823     45,425,823     43,921,691     43,921,691
  Diluted...........................    47,320,779     47,320,779     46,723,181     46,723,181
Basic earnings per share of common
  stock.............................   $      0.07    $      0.11    $      0.15    $      0.07
Diluted earnings per share of common
  stock.............................   $      0.07    $      0.11    $      0.14    $      0.07

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)


                                       AS PREVIOUSLY                 AS PREVIOUSLY
                                          REPORTED     AS RESTATED      REPORTED     AS RESTATED
                                       -------------   -----------   -------------   -----------
                                                MARCH 31,                    DECEMBER 31,
                                       ---------------------------   ---------------------------
                                            2007           2007           2006           2006
                                       -------------   -----------   -------------   -----------


                                             ASSETS
Current assets:
  Cash, and cash equivalents.........     $   136        $   136        $   202        $   202
  Receivables -
     Customer notes and accounts,
       net...........................         777            776            579            578
     Other...........................          22             19             25             17
  Inventories Finished Goods.........         203            205            191            193
  Work in process....................         172            172             90             90
  Raw Materials......................         104            104            122            122
  Materials & Supplies...............          37             37             36             36
  Deferred income taxes..............          53             51             52             51
  Prepayments and other..............         134            133            125            126
                                          -------        -------        -------        -------
                                            1,638          1,633          1,422          1,415
                                          -------        -------        -------        -------
Other assets:
  Long-term notes receivable, net....          25             25             26             26
  Goodwill...........................         204            204            203            203
  Intangibles, net...................           9              8              9              8
  Deferred income taxes..............         379            401            376            397
  Other..............................         138            137            134            132
                                          -------        -------        -------        -------
                                              755            775            748            766
                                          -------        -------        -------        -------
Plant, property, and equipment, at
  cost...............................       2,688          2,688          2,643          2,643
  Less -- Accumulated depreciation
     and amortization................      (1,592)        (1,592)        (1,550)        (1,550)
                                          -------        -------        -------        -------
                                            1,096          1,096          1,093          1,093
                                          -------        -------        -------        -------
                                          $ 3,489        $ 3,504        $ 3,263        $ 3,274
                                          -------        -------        -------        -------


                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

                                       AS PREVIOUSLY                 AS PREVIOUSLY
                                          REPORTED     AS RESTATED      REPORTED     AS RESTATED
                                       -------------   -----------   -------------   -----------
                                                MARCH 31,                    DECEMBER 31,
                                       ---------------------------   ---------------------------
                                            2007           2007           2006           2006
                                       -------------   -----------   -------------   -----------


                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current
     maturities of long-term debt)...     $    29             29        $    28             28
  Trade payables.....................         950            948            782            781
  Accrued taxes......................          41             41             49             49
  Accrued interest...................          31             28             40             33
  Accrued liabilities................         210            205            200            194
  Other..............................          33             35             34             34
                                            1,294          1,286          1,133          1,119
                                          -------        -------        -------        -------
Long-term debt.......................       1,424          1,429          1,350          1,357
Deferred income taxes................         107            108            107            107
Postretirement benefits..............         333            335            349            350
Deferred credits and other
  liabilities........................          57             65             75             87
Commitments and contingencies
Minority interest....................          29             29             28             28
Shareholders' equity:
  Common stock.......................          --             --             --             --
  Premium on common stock and other
     capital surplus.................       2,791          2,791          2,790          2,790
  Accumulated other comprehensive
     loss............................        (227)          (226)          (253)          (252)
  Retained earnings (accumulated
     deficit)........................      (2,079)        (2,073)        (2,076)        (2,072)
                                          -------        -------        -------        -------
                                              485            492            461            466
Less -- Shares held as treasury
  stock, at cost.....................         240            240            240            240
                                          -------        -------        -------        -------
                                              245            252            221            226
                                          -------        -------        -------        -------
                                          $ 3,489        $ 3,504        $ 3,263        $ 3,274
                                          -------        -------        -------        -------


                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)


                                         AS PREVIOUSLY                 AS PREVIOUSLY
                                            REPORTED     AS RESTATED      REPORTED     AS RESTATED
                                         -------------   -----------   -------------   -----------
                                           THREE MONTHS ENDED MARCH      THREE MONTHS ENDED MARCH
                                                     31,                           31,
                                         ---------------------------   ---------------------------
                                              2007           2007           2006           2006
                                         -------------   -----------   -------------   -----------
                                                                 (MILLIONS)


OPERATING ACTIVITIES
Net income.............................      $   3          $   5           $  7           $  3
Adjustments to reconcile net income to
  cash provided by operating
  activities --
Depreciation and amortization of other
  intangibles..........................         48             48             44             44
Deferred income taxes..................         (3)            (3)             5              5
Stock-based compensation...............          1              2              1              2
Loss on sale of assets, net............          2              2              1              1
Changes in components of working
  capital --
  (Increase) decrease in receivables...       (198)          (201)           (82)           (84)
  (Increase) decrease in inventories...        (74)           (74)           (27)           (27)
  (Increase) decrease in prepayments
     and other current assets..........        (13)           (11)           (14)           (23)
  Increase (decrease) in payables......        150            150             65             75
  Increase (decrease) in accrued
     taxes.............................         (4)            (4)            (2)            (2)
  Increase (decrease) in accrued
     interest..........................         (9)            (5)            (4)            --
  Increase (decrease) in other current
     liabilities.......................          4              6            (18)            (9)
Other..................................         (2)            (8)            (1)             2
                                             -----          -----           ----           ----
Net cash used by operating activities..        (95)           (93)           (25)           (13)
                                             -----          -----           ----           ----
INVESTING ACTIVITIES
Cash payments for plant, property, and
  equipment............................        (38)           (39)           (36)           (47)
Cash payments for software related
  intangible assets....................         (7)            (7)            (3)            (3)
Investments and other..................          1              1             --             --
                                             -----          -----           ----           ----
Net cash used by investing activities..        (44)           (45)           (39)           (50)
                                             -----          -----           ----           ----
FINANCING ACTIVITIES
Issuance of common shares..............          2              2              8              8
Issuance of long-term debt.............        150            150             --             --
Debt issuance costs on long-term debt..         (6)            (6)            --             --
Retirement of long-term debt...........       (357)          (357)            (1)            (1)
Net increase in revolver borrowings and
  short-term debt excluding current
  maturities of long-term debt.........        280            280              9              9
Distribution to minority interest
  partners.............................        (--)            (1)            --             (1)
Other..................................          1              1             --             --
                                             -----          -----           ----           ----
Net cash provided by financing
  activities...........................         70             69             16             15
                                             -----          -----           ----           ----
Effect of foreign exchange rate changes
  on cash and cash equivalents.........          3              3              3              3
Increase (decrease) in cash and cash
  equivalents..........................        (66)           (66)           (45)           (45)
Cash and cash equivalents, January 1...        202            202            141            141
                                             -----          -----           ----           ----
Cash and cash equivalents, March 31....      $ 136          $ 136           $ 96           $ 96
                                             =====          =====           ====           ====
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for
  interest.............................      $  42          $  42           $ 34           $ 34
Cash paid during the year for income
  taxes (net of refunds)...............      $   8          $   8             --             --
NON-CASH INVESTING AND FINANCING
  ACTIVITIES
Period ended balance of payables for
  plant, property, and equipment.......      $  17          $  17           $ 16           $ 16


     (3) Equity Plans--In December 1996, we adopted the 1996 Stock Ownership Plan, which permitted the granting of a variety of awards, including common stock, restricted stock, performance units, stock equivalent units,

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

stock appreciation rights ("SARs"), and stock options to our directors, officers, employees and consultants. The plan, which terminated as to new awards on December 31, 2001, was renamed the "Stock Ownership Plan." In December 1999, we adopted the Supplemental Stock Ownership Plan, which permitted the granting of a variety of similar awards to our directors, officers, employees and consultants. We were authorized to deliver up to about 1.1 million treasury shares of common stock under the Supplemental Stock Ownership Plan, which also terminated as to new awards on December 31, 2001. In March 2002, we adopted the 2002 Long-Term Incentive Plan which permitted the granting of a variety of similar awards to our officers, directors, employees and consultants. Up to 4 million shares of our common stock were authorized for delivery under the 2002 Long-Term Incentive Plan. In March 2006, we adopted the 2006 Long-Term Incentive Plan which replaced the 2002 Long-Term Incentive Plan and permits the granting of a variety of similar awards to directors, officers, employees and consultants. Up to 2 million shares of our common stock plus the shares remaining for issuance under the 2002 Long-Term Incentive Plan are authorized for delivery under the 2006 Long-Term Incentive Plan. As of March 31, 2007, up to 1,320,710 shares of our common stock remain authorized for delivery under the 2006 Long-Term Incentive Plan. Our nonqualified stock options have 7 to 20 year terms and vest equally over a three year service period from the date of the grant.

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

     Accounting Methods--Effective January 1, 2006, we adopted SFAS No. 123(R), "Share-Based Payment," using the modified prospective application method. Under this transition method, compensation cost recognized for the three months ended March 31, 2007 and 2006, respectively, includes the applicable amounts of: (1) compensation cost of all unvested stock-based awards granted prior to January 1, 2006, based upon the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in pro forma footnote disclosures, and (2) compensation cost for all stock-based awards granted on or after January 1, 2006, based upon the grant date fair value estimated in accordance with the new provisions of SFAS No. 123(R).

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

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

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

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

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

     (4) In March of 2007 we refinanced our $831 million senior credit facility. This transaction reduced the interest rates we pay on all portions of the facility. While the total amount of the new senior credit facility is

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)


$830 million, approximately the same as the previous facility, we changed the components of the facility to enhance our financial flexibility. We increased the amount of commitments under our revolving loan facility from $320 million to $550 million, reduced the amount of commitments under our tranche B-1 letter of credit/revolving loan facility from $155 million to $130 million and replaced the $356 million term loan B with a $150 million term loan A. As of March 31, 2007, the senior credit facility consisted of a five-year, $150 million term loan A maturing in March 2012, a five-year, $550 million revolving credit facility maturing in March 2012, and a seven-year $130 million tranche B-1 letter of credit/revolving loan facility maturing in March 2014.

     The refinancing of the prior facility allowed us to: (i) amend the consolidated net debt to EBITDA ratio, (ii) eliminate the fixed charge coverage ratio, (iii) eliminate the restriction on capital expenditures, (iv) increase the amount of acquisitions permitted to $250 million, (v) improve the flexibility to repurchase and retire higher cost junior debt, (vi) increase our ability to enter into capital leases, (vii) increase the ability of our foreign subsidiaries to incur debt, (viii) increase our ability to pay dividends and repurchase common stock, (ix) increase our ability to invest in joint ventures,
(x) allow for the increase in the existing tranche B-1 facility and/or the term loan A or the addition of a new term loan of up to $275 million in order to reduce our 10.25 percent senior secured notes, and (xi) make other modifications.

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

     We have three fixed-to-floating interest rate swaps that effectively convert $150 million of our 10.25 percent fixed interest rate senior secured notes into floating interest rates at an annual rate of LIBOR plus 5.68 percent. Based upon the current LIBOR rate of 5.38 percent (which is in effect until July 15, 2007) these swaps are expected to increase our interest expense by $1 million in 2007 excluding any impact from marking the swaps to market. Since entering into these swaps, we have realized a net cumulative benefit of $3 million through March 31, 2007, in reduced interest payments. The change in the market value of these swaps is recorded as part of interest expense with an offset to other long-term liabilities. As of March 31, 2007, the fair value of the interest rate swaps was a liability of approximately $5 million which has been recorded in other long-term liabilities.

     (5) In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 ("FIN 48")". FIN 48 is a new interpretation of the SFAS No. 109 establishing a new model in accounting for uncertainty in income taxes

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)


recognized in our financial statements. FIN 48 prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on our tax returns. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

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

     We are subject to taxation in the U.S. and various states and foreign jurisdictions. Canada and Germany are our significant tax jurisdictions where we have had recent audit activity. A Canadian tax examination for years ended 2002-2004 has just been initiated. In 2006 we concluded a German tax examination for years ended 1998-2001. We have accrued the appropriate amounts and have made the required cash payments to the German tax authorities. With few exceptions, we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2002. However, in certain jurisdictions tax authorities generally have the right, without regard to whether the year is open, to examine years in which a loss carryover originates in the year the loss carryover is used.

     (6) Over the past several years we have adopted plans to restructure portions of our operations. These plans were approved by the Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. Prior to the change in accounting required for exit or disposal activities, we recorded charges to income related to these plans for costs that did not benefit future activities in the period in which the plans were finalized and approved, while actions necessary to affect these restructuring plans occurred over future periods in accordance with established plans.

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

     Under the terms of our refinanced senior credit agreement that took effect on March 16, 2007, we are allowed to exclude $80 million of cash charges and expenses, before taxes, related to cost reduction initiatives initiated after

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)


March 16, 2007 from the calculation of the financial covenant ratios required under our senior credit facility. As of March 31, 2007, we have excluded $2 million of allowable charges relating to restructuring initiatives against the $80 million available under the terms of the refinanced senior credit facility.

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

     (7) We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense costs related to an existing condition caused by past operations and that do not contribute to current or future revenue generation. We record liabilities when environmental assessments indicate that remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology, and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors. We consider all available evidence including prior experience in remediation of contaminated sites, other companies' cleanup experiences and data released by the United States Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new information. Where future cash flows are fixed or reliably determinable, we have discounted the liabilities. All other environmental liabilities are recorded at their undiscounted amounts. We evaluate recoveries separately from the liability and, when they are assured, recoveries are recorded and reported separately from the associated liability in our financial statements.

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

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)


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

     (8) In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement." This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)


that require or permit fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of this statement to have a material impact to our financial statements.

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

     In addition, SFAS No. 158 requires that companies using a measurement date for their defined benefit pension plans and other postretirement benefit plans other than their fiscal year end, change the measurement date to the fiscal year end effective for fiscal years ending after December 15, 2008. Effective January 1, 2007, Tenneco elected to early adopt the measurement date provision of SFAS No. 158. See Note 11. Adoption of this part of the statement was not material to our financial position and results of operations.

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

     (9) We have an agreement to sell an interest in some of our U.S. trade accounts receivable to a third party. Receivables become eligible for the program on a daily basis, at which time the receivables are sold to the third party, net of a discount, through a wholly-owned subsidiary. Under this agreement, as well as individual agreements with third parties in Europe, we have sold accounts receivable of $145 million and $147 million at March 31, 2007 and 2006, respectively. We recognized a loss of approximately $2 million for the three months ended March 31, 2007 and 2006, respectively, on these sales of trade accounts, representing the discount from book values at which these receivables were sold to the third party. The discount rate varies based on funding cost incurred by the third party, which has averaged approximately six percent during 2007. We retain ownership of the remaining interest in the pool of receivables not sold to the third party. The retained interest represents a credit enhancement for the program. We value the retained interest based upon the amount we expect to collect from our customers, which approximates book value.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

     (10) Earnings per share of common stock outstanding were computed as follows:


                                                              AS RESTATED (NOTE 2)
                                                           -------------------------
                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                           -------------------------
                                                               2007          2006
                                                           -----------   -----------
                                                             (MILLIONS EXCEPT SHARE
                                                             AND PER SHARE AMOUNTS)


Basic earnings per share--
  Income.................................................  $         5   $         3
                                                           ===========   ===========
  Average shares of common stock outstanding.............   45,425,823    43,921,691
                                                           ===========   ===========
  Earnings per average share of common stock.............  $      0.11   $      0.07
                                                           ===========   ===========
Diluted earnings per share--
  Income.................................................  $         5   $         3
                                                           ===========   ===========
  Average shares of common stock outstanding.............   45,425,823    43,921,691
  Effect of dilutive securities:
     Restricted stock....................................      245,270       456,601
     Stock options.......................................    1,649,686     2,344,889
                                                           -----------   -----------
  Average shares of common stock outstanding including
     dilutive securities.................................   47,320,779    46,723,181
                                                           ===========   ===========
  Earnings per average share of common stock.............  $      0.11   $      0.07
                                                           ===========   ===========



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

     (11) Net periodic pension costs (income) and postretirement benefit costs (income) consist of the following components:


                                                         THREE MONTHS ENDED MARCH 31,
                                                ---------------------------------------------
                                                                                 POSTRETIRE-
                                                           PENSION                   MENT
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

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)


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

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)


instruments which are used to satisfy vendor payments. The balance totaled approximately $1 million at both March 31, 2007 and 2006, respectively, and was classified as cash and cash equivalents.

     (13) We are a global manufacturer with three geographic reportable segments: (1) North America, (2) Europe, South America and India ("Europe"), and
(3) Asia Pacific. Each segment manufactures and distributes ride control and emission control products primarily for the automotive industry. We have not aggregated individual operating segments within these reportable segments. We evaluate segment performance based primarily on income before interest expense, income taxes, and minority interest. Products are transferred between segments and geographic areas on a basis intended to reflect as nearly as possible the "market value" of the products.

     The following table summarizes certain Tenneco segment information:


                                                              AS RESTATED (NOTE 2)
                                             -----------------------------------------------------
                                                                    SEGMENT
                                             -----------------------------------------------------
                                              NORTH               ASIA    RECLASS &
                                             AMERICA   EUROPE   PACIFIC     ELIMS     CONSOLIDATED
                                             -------   ------   -------   ---------   ------------
                                                                   (MILLIONS)


AT MARCH 31, 2007 AND FOR THE THREE MONTHS
  THEN ENDED
Revenues from external customers...........   $  643   $  644     $113      $  --        $1,400
Intersegment revenues......................        2       99        3       (104)           --
Income before interest expense, income
  taxes, and minority interest.............       30       13        6         --            49
Total assets...............................    1,511    1,584      312         97         3,504
AT MARCH 31, 2006 AND FOR THE THREE MONTHS
  THEN ENDED
Revenues from external customers...........   $  514   $  527     $ 90      $  --        $1,131
Intersegment revenues......................        2       16        3        (21)           --
Income before interest expense, income
  taxes, and minority interest.............       33        8       --         --            41
Total assets...............................    1,380    1,366      256         47         3,049


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

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)



                                                             AS RESTATED (NOTE 2)
                                    ---------------------------------------------------------------------
                                                  FOR THE THREE MONTHS ENDED MARCH 31, 2007
                                    ---------------------------------------------------------------------
                                                                  TENNECO INC.
                                      GUARANTOR    NONGUARANTOR      (PARENT     RECLASS &
                                    SUBSIDIARIES   SUBSIDIARIES     COMPANY)       ELIMS     CONSOLIDATED
                                    ------------   ------------   ------------   ---------   ------------
                                                                  (MILLIONS)


REVENUES
  Net sales and operating
     revenues--
     External.....................      $615           $785           $ --         $  --        $1,400
     Affiliated companies.........        28            206             --          (234)           --
                                        ----           ----           ----         -----        ------
                                         643            991             --          (234)        1,400
                                        ----           ----           ----         -----        ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below)....       560            853             --          (234)        1,179
  Engineering, research, and
     development..................        11             16             --            --            27
  Selling, general, and
     administrative...............        37             58                           --            95
  Depreciation and amortization of
     other intangibles............        18             30             --            --            48
                                        ----           ----           ----         -----        ------
                                         626            957                         (234)        1,349
                                        ----           ----           ----         -----        ------
OTHER INCOME (EXPENSE)
  Loss on sale of receivables.....        --             (2)            --            --            (2)
  Other income (loss).............         1             (2)            --             1            --
                                        ----           ----           ----         -----        ------
                                           1             (4)            --             1            (2)
                                        ----           ----           ----         -----        ------
INCOME BEFORE INTEREST EXPENSE,
  INCOME TAXES, MINORITY INTEREST,
  AND EQUITY IN NET INCOME FROM
  AFFILIATED COMPANIES............        18             30             --             1            49
  Interest expense--
     External (net of interest
       capitalized)...............        (1)             1             40            --            40
     Affiliated companies (net of
       interest income)...........        45             (3)           (42)           --            --
  Income tax expense (benefit)....       (12)             9             --             5             2
  Minority interest...............        --              2             --            --             2
                                        ----           ----           ----         -----        ------
                                         (14)            21              2            (4)            5
  Equity in net income (loss) from
     affiliated companies.........        21             --              3           (24)           --
                                        ----           ----           ----         -----        ------
NET INCOME (LOSS).................      $  7           $ 21           $  5         $ (28)       $    5
                                        ====           ====           ====         =====        ======


                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

                           STATEMENT OF INCOME (LOSS)



                                                             AS RESTATED (NOTE 2)
                                    ---------------------------------------------------------------------
                                                  FOR THE THREE MONTHS ENDED MARCH 31, 2006
                                    ---------------------------------------------------------------------
                                                                  TENNECO INC.
                                      GUARANTOR    NONGUARANTOR      (PARENT     RECLASS &
                                    SUBSIDIARIES   SUBSIDIARIES     COMPANY)       ELIMS     CONSOLIDATED
                                    ------------   ------------   ------------   ---------   ------------
                                                                  (MILLIONS)


REVENUES
  Net sales and operating
     revenues--
     External.....................      $503           $628           $ --         $  --        $1,131
     Affiliated companies.........        21            122             --          (143)           --
                                        ----           ----           ----         -----        ------
                                         524            750             --          (143)        1,131
                                        ----           ----           ----         -----        ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below)....       419            645             --          (143)          921
  Engineering, research, and
     development..................         8             14             --            --            22
  Selling, general, and
     administrative...............        43             57              1            --           101
  Depreciation and amortization of
     other intangibles............        17             27             --            --            44
                                        ----           ----           ----         -----        ------
                                         487            743              1          (143)        1,088
                                        ----           ----           ----         -----        ------
OTHER INCOME (EXPENSE)
  Loss on sale of receivables.....        --             (2)            --            --            (2)
  Other income (loss).............         3             (3)            --            --            --
                                        ----           ----           ----         -----        ------
                                           3             (5)            --            --            (2)
                                        ----           ----           ----         -----        ------
INCOME BEFORE INTEREST EXPENSE,
  INCOME TAXES, MINORITY INTEREST,
  AND EQUITY IN NET INCOME FROM
  AFFILIATED COMPANIES............        40              2             (1)           --            41
  Interest expense--
     External (net of interest
       capitalized)...............        --              1             36            --            37
     Affiliated companies (net of
       interest income)...........        37             (3)           (34)           --            --
  Income tax expense (benefit)....         3              3             12           (18)           --
  Minority interest...............        --              1             --            --             1
                                        ----           ----           ----         -----        ------
                                          --             --            (15)           18             3
  Equity in net income (loss) from
     affiliated companies.........         3             --             18           (21)           --
                                        ----           ----           ----         -----        ------
NET INCOME (LOSS).................      $  3           $ --           $  3         $  (3)       $    3
                                        ====           ====           ====         =====        ======


                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

                                  BALANCE SHEET



                                                            AS RESTATED (NOTE 2)
                                     -----------------------------------------------------------------
                                                               MARCH 31, 2007
                                     -----------------------------------------------------------------
                                                                 TENNECO INC.
                                       GUARANTOR   NONGUARANTOR     (PARENT    RECLASS &
                                     SUBSIDIARIES  SUBSIDIARIES    COMPANY)      ELIMS    CONSOLIDATED
                                     ------------  ------------  ------------  ---------  ------------
                                                                 (MILLIONS)


               ASSETS
Current assets:
  Cash and cash equivalents........     $    1        $  135        $   --      $     --     $  136
  Receivables, net.................        455         1,073            24          (757)       795
  Inventories......................        205           313            --            --        518
  Deferred income taxes............         34            12             6            (1)        51
  Prepayments and other............         23           110            --            --        133
                                        ------        ------        ------      --------     ------
                                           718         1,643            30          (758)     1,633
                                        ------        ------        ------      --------     ------
Other assets:
  Investment in affiliated
     companies.....................        594            --         1,113        (1,707)        --
  Notes and advances receivable
     from affiliates...............      3,422           215         5,061        (8,698)        --
  Long-term notes receivable, net..          2            23            --            --         25
  Goodwill.........................        136            68            --            --        204
  Intangibles, net.................          3             5            --            --          8
  Deferred income taxes............        334            67           197          (197)       401
  Other............................         35            74            28            --        137
                                        ------        ------        ------      --------     ------
                                         4,526           452         6,399       (10,602)       775
                                        ------        ------        ------      --------     ------
Plant, property, and equipment, at
  cost.............................        956         1,732            --            --      2,688
  Less--Reserves for depreciation
     and amortization..............        630           962            --            --      1,592
                                        ------        ------        ------      --------     ------
                                           326           770            --            --      1,096
                                        ------        ------        ------      --------     ------
                                        $5,570        $2,865        $6,429      $(11,360)    $3,504
                                        ======        ======        ======      ========     ======

          LIABILITIES AND
         SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including
     current maturities of long-
     term debt)
     Short-term debt--non-
       affiliated..................     $   --        $   26        $    3      $     --     $   29
     Short-term debt--affiliated...        198           392            10          (600)        --
  Trade payables...................        360           743            --          (155)       948
  Accrued taxes....................         42            27           (19)           (9)        41
  Other............................        130           112            28            (2)       268
                                        ------        ------        ------      --------     ------
                                           730         1,300            22          (766)     1,286
Long-term debt--non-affiliated.....         --            10         1,419            --      1,429
Long-term debt--affiliated.........      3,930            39         4,729        (8,698)        --
Deferred income taxes..............        197            92            --          (181)       108
Postretirement benefits and other
  liabilities......................        287           102             7             4        400
Commitments and contingencies
Minority interest..................         --            29            --            --         29
Shareholder's equity...............        426         1,293           252        (1,719)       252
                                        ------        ------        ------      --------     ------
                                        $5,570        $2,865        $6,429      $(11,360)    $3,504
                                        ======        ======        ======      ========     ======


                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

                                  BALANCE SHEET



                                                           AS RESTATED (NOTE 2)
                                     ----------------------------------------------------------------
                                                             DECEMBER 31, 2006
                                     ----------------------------------------------------------------
                                                                 TENNECO INC.
                                       GUARANTOR   NONGUARANTOR     (PARENT     RECLASS
                                     SUBSIDIARIES  SUBSIDIARIES    COMPANY)     & ELIMS  CONSOLIDATED
                                     ------------  ------------  ------------  --------  ------------
                                                                (MILLIONS)


               ASSETS
Current assets:
  Cash and cash equivalents........     $   57        $  146        $   (1)    $     --     $  202
  Receivables, net.................        333           828            23         (589)       595
  Inventories......................        138           303            --           --        441
  Deferred income taxes............         34            12             7           (2)        51
  Prepayments and other............         24           102            --           --        126
                                        ------        ------        ------     --------     ------
                                           586         1,391            29         (591)     1,415
                                        ------        ------        ------     --------     ------
Other assets:
  Investment in affiliated
     companies.....................        587            --         1,108       (1,695)        --
  Notes and advances receivable
     from affiliates...............      3,442           215         5,012       (8,669)        --
  Long-term notes receivable, net..          2            27            (3)          --         26
  Goodwill.........................        135            68            --           --        203
  Intangibles, net.................         --             9            (1)          --          8
  Deferred income taxes............        327            67           200         (197)       397
  Other............................         34            70            28           --        132
                                        ------        ------        ------     --------     ------
                                         4,527           456         6,344      (10,561)       766
                                        ------        ------        ------     --------     ------
Plant, property, and equipment, at
  cost.............................        949         1,694            --           --      2,643
  Less--Accumulated depreciation
     and amortization..............        621           929            --           --      1,550
                                        ------        ------        ------     --------     ------
                                           328           765            --           --      1,093
                                        ------        ------        ------     --------     ------
                                        $5,441        $2,612        $6,373     $(11,152)    $3,274
                                        ======        ======        ======     ========     ======

          LIABILITIES AND
         SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including
     current maturities of long-
     term debt)
     Short-term debt--non-
       affiliated..................     $   --        $   26        $    2     $     --     $   28
     Short-term debt--affiliated...        211           281            10         (502)        --
  Trade payables...................        248           618            (1)         (84)       781
  Accrued taxes....................         16            33             1           (1)        49
  Other............................        119           114            32           (4)       261
                                        ------        ------        ------     --------     ------
                                           594         1,072            44         (591)     1,119
Long-term debt-non-affiliated......         --            10         1,347           --      1,357
Long-term debt-affiliated..........      3,872            49         4,748       (8,669)        --
Deferred income taxes..............        212            92            --         (197)       107
Postretirement benefits and other
  liabilities......................        311           111             8            7        437
Commitments and contingencies
  Minority interest................         --            28            --           --         28
Shareholders' equity...............        452         1,250           226       (1,702)       226
                                        ------        ------        ------     --------     ------
                                        $5,441        $2,612        $6,373     $(11,152)    $3,274
                                        ======        ======        ======     ========     ======


                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

                             STATEMENT OF CASH FLOWS



                                                             AS RESTATED (NOTE 2)
                                      -----------------------------------------------------------------
                                                      THREE MONTHS ENDED MARCH 31, 2007
                                      -----------------------------------------------------------------
                                                                  TENNECO INC.
                                        GUARANTOR   NONGUARANTOR     (PARENT    RECLASS &
                                      SUBSIDIARIES  SUBSIDIARIES    COMPANY)      ELIMS    CONSOLIDATED
                                      ------------  ------------  ------------  ---------  ------------
                                                                  (MILLIONS)


OPERATING ACTIVITIES
Net cash provided (used) by
  operating activities..............      $ 24          $(33)         $ (82)       $ (2)       $ (93)
                                          ----          ----          -----        ----        -----
INVESTING ACTIVITIES
Cash payments for plant, property,
  and equipment.....................       (16)          (24)            --           1          (39)
Cash payments for software related
  intangible assets.................        (5)           (2)            --          --           (7)
Investments and other...............        --            --             --           1            1
                                          ----          ----          -----        ----        -----
Net cash used by investing
  activities........................       (21)          (26)            --           2          (45)
                                          ----          ----          -----        ----        -----
FINANCING ACTIVITIES
Issuance of common shares...........        --            --              2          --            2
Issuance of long-term debt..........        --            --            150          --          150
Debt issuance cost of long-term
  debt..............................        --            --             (6)         --           (6)
Retirement of long-term debt........        --            --           (357)         --         (357)
Net increase (decrease) in revolver
  borrowing and short-term debt
  excluding current maturities of
  long-term debt....................        --           106            218         (44)         280
Intercompany dividends and net
  increase (decrease) in
  intercompany obligations..........       (59)          (59)            74          44           --
Distribution to minority interest
  partners..........................        --            (1)            --          --           (1)
Other...............................        --            --              1          --            1
                                          ----          ----          -----        ----        -----
Net cash provided (used) by
  financing activities..............       (59)           46             82          --           69
                                          ----          ----          -----        ----        -----
Effect of foreign exchange rate
  changes on cash and cash
  equivalents.......................        --             3             --          --            3
                                          ----          ----          -----        ----        -----
Increase (decrease) in cash and cash
  equivalents.......................       (56)          (10)            --          --          (66)
Cash and cash equivalents, January
  1.................................        56           146             --          --          202
                                          ----          ----          -----        ----        -----
Cash and cash equivalents, March 31
  (Note)............................      $ --          $136          $  --        $ --        $ 136
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

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (UNAUDITED)

                             STATEMENT OF CASH FLOWS



                                                      THREE MONTHS ENDED MARCH 31, 2006
                                      -----------------------------------------------------------------
                                                                  TENNECO INC.
                                        GUARANTOR   NONGUARANTOR     (PARENT    RECLASS &
                                      SUBSIDIARIES  SUBSIDIARIES    COMPANY)      ELIMS    CONSOLIDATED
                                      ------------  ------------  ------------  ---------  ------------
                                                                  (MILLIONS)


OPERATING ACTIVITIES
Net cash provided (used) by
  operating activities..............      $ 38          $ 17          $(68)        $--         $(13)
                                          ----          ----          ----         ---         ----
INVESTING ACTIVITIES
Cash payments for plant, property,
  and equipment.....................       (26)          (21)           --          --          (47)
Cash payments for software related
  intangible assets.................        (1)           (2)           --          --           (3)
Investments and other...............        --            --            --          --           --
                                          ----          ----          ----         ---         ----
Net cash used by investing
  activities........................       (27)          (23)           --          --          (50)
                                          ----          ----          ----         ---         ----
FINANCING ACTIVITIES
Issuance of common shares...........        --            --             8          --            8
Retirement of long-term debt........        --            (1)           --          --           (1)
Net increase (decrease) in revolver
  borrowing and short-term debt
  excluding current maturities of
  long-term debt....................        --            (3)           12          --            9
Intercompany dividends and net
  increase (decrease) in
  intercompany obligations..........       (42)           (6)           48          --           --
Distribution to minority interest
  partners..........................        --            (1)           --          --           (1)
Other...............................        --            --            --          --           --
                                          ----          ----          ----         ---         ----
Net cash provided (used) by
  financing activities..............       (42)          (11)           68          --           15
                                          ----          ----          ----         ---         ----
Effect of foreign exchange rate
  changes on cash and cash
  equivalents.......................        --             3            --          --            3
                                          ----          ----          ----         ---         ----
Decrease in cash and cash
  equivalents.......................       (31)          (14)           --          --          (45)
Cash and cash equivalents, January
  1.................................        31           110            --          --          141
                                          ----          ----          ----         ---         ----
Cash and cash equivalents, March 31
  (Note)............................      $ --          $ 96          $ --         $--         $ 96
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

     The numbers reported as of March 31, 2007 and March 31, 2006 and for the three months then ended, respectively, have been restated. See Note 2.

     Total revenues for the first quarter of 2007 were $1,400 million, compared to $1,131 million in the first quarter of 2006. Excluding the impact of currency and substrate sales, revenue was up $85 million driven primarily by new launches in North America. In addition to the benefit of the new launches, our geographic balance and diverse customer base helped offset the overall North American industry production decline.

     Gross margin in the first quarter of 2007 was 15.8 percent, down 2.8 percentage points from 18.6 percent in 2006. Higher substrate sales, driven by significant diesel platform launches in North America, which typically carry lower margins, diluted gross margin. As these high volume new platforms launched, we also saw our revenue mix shift from higher-margin aftermarket revenues to OE revenues. Also impacting gross margin were increased steel and other material costs, all of which more than offset savings and improved efficiencies from Lean manufacturing, Six Sigma programs, cost recoveries and other cost reduction initiatives.

     We reported selling, general, administrative and engineering expenses in the first three months of 2007 of 8.7 percent of revenues, as compared to 10.9 percent of revenues for the first three months of 2006. The improvement was due to leveraging our higher value-added revenues and reducing our SG&A expenses, despite higher investments in engineering.

     Earnings before interest expense, taxes and minority interest ("EBIT") was $49 million for the first quarter of 2007, up $8 million from the $41 million reported in 2006. Increased volumes in Europe and Asia, benefits from the company's ongoing manufacturing efficiency programs, favorable currency and lower restructuring charges more than offset higher material costs and reduced North American production volumes.

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

RESULTS FROM OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

NET SALES AND OPERATING REVENUES

     The following tables reflect our revenues for the first quarter of 2007 and 2006. We present these reconciliations of revenues in order to reflect the trend in our sales in various product lines and geographic regions separately from the effects of doing business in currencies other than the U.S. dollar. We have not reflected any currency impact in the 2006 table since this is the base period for measuring the effects of currency during 2007 on our operations. We believe investors find this information useful in understanding period-to-period comparisons in our revenues.

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

                                                                AS RESTATED
                                        ----------------------------------------------------------
                                                     THREE MONTHS ENDED MARCH 31, 2007
                                        ----------------------------------------------------------
                                                                          SUBSTRATE     REVENUES
                                                                            SALES       EXCLUDING
                                                               REVENUES   EXCLUDING   CURRENCY AND
                                                   CURRENCY   EXCLUDING    CURRENCY     SUBSTRATE
                                        REVENUES    IMPACT     CURRENCY     IMPACT        SALES
                                        --------   --------   ---------   ---------   ------------
                                                                (MILLIONS)


North America Original Equipment
  Ride Control........................   $  133       $--       $  133       $ --        $  133
  Emission Control....................      376        --          376        166           210
                                         ------       ---       ------       ----        ------
     Total North America Original
       Equipment......................      509        --          509        166           343
North America Aftermarket
  Ride Control........................       98        --           98         --            98
  Emission Control....................       36        --           36         --            36
                                         ------       ---       ------       ----        ------
     Total North America Aftermarket..      134        --          134         --           134
       Total North America............      643        --          643        166           477
Europe Original Equipment
  Ride Control........................      107        10           97         --            97
  Emission Control....................      387        29          358        126           232
                                         ------       ---       ------       ----        ------
     Total Europe Original Equipment..      494        39          455        126           329
Europe Aftermarket
  Ride Control........................       39         2           37         --            37
  Emission Control....................       41         4           37         --            37
                                         ------       ---       ------       ----        ------
     Total Europe Aftermarket.........       80         6           74         --            74
South America & India.................       70         1           69          8            61
     Total Europe, South America &
       India..........................      644        46          598        134           464
Asia..................................       70        --           70         26            44
Australia.............................       43         3           40          5            35
                                         ------       ---       ------       ----        ------
     Total Asia Pacific...............      113         3          110         31            79
                                         ------       ---       ------       ----        ------
Total Tenneco.........................   $1,400       $49       $1,351       $331        $1,020
                                         ======       ===       ======       ====        ======


                                                                AS RESTATED
                                        ----------------------------------------------------------
                                                     THREE MONTHS ENDED MARCH 31, 2006
                                        ----------------------------------------------------------
                                                                          SUBSTRATE     REVENUES
                                                                            SALES       EXCLUDING
                                                               REVENUES   EXCLUDING   CURRENCY AND
                                                   CURRENCY   EXCLUDING    CURRENCY     SUBSTRATE
                                        REVENUES    IMPACT     CURRENCY     IMPACT        SALES
                                        --------   --------   ---------   ---------   ------------
                                                                (MILLIONS)


North America Original Equipment
  Ride Control........................   $  131       $--       $  131       $ --         $131
  Emission Control....................      243        --          243         66          177
                                         ------       ---       ------       ----         ----
     Total North America Original
       Equipment......................      374        --          374         66          308
North America Aftermarket
  Ride Control........................      100        --          100         --          100
  Emission Control....................       40        --           40         --           40
                                         ------       ---       ------       ----         ----
     Total North America Aftermarket..      140        --          140         --          140
       Total North America............      514        --          514         66          448
Europe Original Equipment
  Ride Control........................       95        --           95         --           95
  Emission Control....................      292        --          292        102          190
                                         ------       ---       ------       ----         ----
     Total Europe Original Equipment..      387        --          387        102          285
Europe Aftermarket
  Ride Control........................       36        --           36         --           36
  Emission Control....................       39        --           39         --           39
                                         ------       ---       ------       ----         ----
     Total Europe Aftermarket.........       75        --           75         --           75
South America & India.................       65        --           65          7           58
       Total Europe, South America &
          India.......................      527        --          527        109          418
Asia..................................       50        --           50         17           33
Australia.............................       40        --           40          4           36
                                         ------       ---       ------       ----         ----
       Total Asia Pacific.............       90        --           90         21           69
                                         ------       ---       ------       ----         ----
Total Tenneco.........................   $1,131       $--       $1,131       $196         $935
                                         ======       ===       ======       ====         ====



     Revenues from our North American operations increased $129 million in the first quarter of 2007 compared to the same period last year. Higher sales from North American OE revenues more than offset lower aftermarket revenues. North American OE emission control revenues were up $133 million in the first quarter of 2007; excluding substrate sales, revenues were up $33 million compared to last year. This increase was primarily due to significant new OE platform launches which included the Ford Superduty gas and diesel pick up trucks, GM's light duty trucks and vans with the Duramax diesel engines, the International Truck and Engine medium duty diesel platform, Toyota's Tundra gasoline pick-up truck and the Dodge Ram three-quarter ton diesel truck. North American OE ride control revenues for the first quarter of 2007 were up $2 million from the prior year. Increased ride-control content on the GMT900 platform more than offset lower heavy duty and commercial volumes. Our total North American OE revenues, excluding substrate sales and currency, increased 12 percent in the first quarter of 2007 compared to first quarter of 2006 despite the North American light vehicle production rate decrease of eight percent. Aftermarket revenues for North America were $134 million in the first quarter of 2007, a decrease of $6 million compared to the prior year, driven by lower sales in both product lines due to soft market conditions. Aftermarket ride control revenues decreased two percent in the first quarter of 2007 while aftermarket emission control revenues decreased 10 percent in the first quarter of 2007.

     Our European, South American and Indian segment's revenues increased $117 million, or 22 percent, in the first quarter of 2007 compared to last year. The first quarter total European light vehicle industry production increased four percent from the first quarter of 2006. Europe OE emission control revenues of $387 million in the first quarter of 2007 were up 32 percent as compared to the first quarter of last year. Excluding a $24 million increase in substrate sales and $29 million due to the impact of currency, Europe OE emission control revenues increased 22 percent over 2006, due to a growing position on the hot-end of exhaust platforms and new launches of the BMW 5-Series and Mini and the DaimlerChrysler's Smart. In addition, higher volumes on the BMW 1 and 3 Series, Mercedes E-class and Sprinter, the Nissan Pathfinder and Navara and Volvo's S80, C30 and C70 drove the improvement. Europe OE ride control revenues of $107 million in the first quarter of 2007 were up 13 percent year-over-year. Excluding currency, revenues increased by three percent in the 2007 first quarter due to improved volumes on the Ford Focus and the Audi A6 for both conventional and electronic shocks, and the Ford Galaxy and Mondeo for electronic shocks. European aftermarket revenues increased $5 million in the first quarter of 2007 compared to last year. When adjusted for currency, aftermarket revenues were down three percent. Excluding the $2 million impact of currency, ride control aftermarket revenues were up two percent due to strong volumes and improved pricing. Emission control aftermarket revenues were down seven percent, excluding $4 million in currency benefit, due to lower volumes which more than offset improved pricing. South American and Indian revenues were $70 million during the first quarter of 2007, compared to $65 million in the prior year. Stronger OE and aftermarket sales and currency appreciation drove this increase in South America.

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

EARNINGS BEFORE INTEREST EXPENSE, INCOME TAXES AND MINORITY INTEREST ("EBIT")


                                                                    AS RESTATED
                                                               --------------------
                                                                  THREE
                                                                  MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                               -----------
                                                               2007   2006   CHANGE
                                                               ----   ----   ------
                                                                    (MILLIONS)


North America................................................   $30    $33     $(3)
Europe, South America & India................................    13      8       5
Asia Pacific.................................................     6     --       6
                                                                ---    ---     ---
                                                                $49    $41     $ 8
                                                                ===    ===     ===



     The EBIT results shown in the preceding table include the following items, discussed below under "Restructuring and Other Charges," which have an effect on the comparability of EBIT results between periods:


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


     EBIT for North American operations decreased to $30 million in the first quarter of 2007, from $33 million one year ago. The benefits from our new platform launches were more than offset by lower OE industry volumes, higher steel costs of $8 million, incremental costs of $2 million due to the new launches, increased spending on engineering of $4 million and a softer aftermarket. These decreases were partially offset by lower selling, general, and administrative expenses of $3 million and manufacturing efficiencies driven by Lean and Six Sigma of $6 million. Included in North America's first quarter 2007 EBIT was $1 million in restructuring and restructuring-related expenses compared to $3 million in the first quarter of 2006.

     Our European, South American and Indian segment's EBIT was $13 million for the first quarter of 2007 compared to $8 million during the same period last year. Higher European OE volumes on existing business, new platform launches, favorable currency of $2 million and manufacturing efficiencies of $4 million gained through Lean manufacturing and Six Sigma programs drove the improvement. These increases were partially offset by higher material costs. Restructuring and restructuring-related expenses of $1 million were included in first quarter EBIT for both periods.

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

EBIT AS A PERCENTAGE OF REVENUE


                                                                     AS RESTATED
                                                                    -------------
                                                                     THREE MONTHS
                                                                        ENDED
                                                                      MARCH 31,
                                                                    -------------
                                                                    2007     2006
                                                                    ----     ----


North America.....................................................    5%       6%
Europe, South America & India.....................................    2%       2%
Asia Pacific......................................................    5%       0%
  Total Tenneco...................................................    4%       4%


     In North America, EBIT as a percentage of revenue for the first quarter of 2007 was one percentage point less than last year. The benefits from our new platform launches, lower selling, general, and administrative expenses and manufacturing efficiencies were more than offset by lower OE industry volumes, higher material costs, incremental costs due to the new launches, increased investments in engineering and soft aftermarket conditions. During the first quarter of 2007, North American results included lower restructuring and restructuring-related charges. In Europe, South America and India, EBIT margin for the first quarter of 2007 was even with prior year. Higher European OE volumes on existing business, new platform launches, favorable currency and manufacturing efficiencies were partially offset by higher material costs. Restructuring and restructuring-related expenses were the same as prior year. EBIT as a percentage of revenue for our Asia Pacific segment increased five percentage points in the first quarter of 2007 versus the prior year. Volume increases in China, favorable currency and benefits from last year's restructuring activities drove the improvement. Lower restructuring and restructuring-related expenses also benefited EBIT margin.

INTEREST EXPENSE, NET OF INTEREST CAPITALIZED

     We reported interest expense of $40 million in the first quarter of 2007 compared to $37 million in the prior year. Included in the first quarter of 2007 results was a $5 million charge to expense for the unamortized portion of debt issuance costs related to our previous senior credit facility due to our debt refinancing in the first quarter of 2007. The requirement to mark the swaps described below to market decreased interest expense by $1 million in the first quarter 2007 and increased interest expense by $3 million in the first quarter 2006. Interest expense also rose as a result of higher LIBOR rates on the variable interest rate portion of our debt and increased borrowings year-over-year.

     We have three fixed-to-floating interest rate swaps that effectively convert $150 million of our 10.25 percent fixed interest rate senior secured notes into floating interest rates at an annual rate of LIBOR plus 5.68 percent. Based upon the current LIBOR rate of 5.38 percent (which is in effect until July 15, 2007) these swaps are expected to increase our interest expense by $1 million in 2007 excluding any impact from marking the swaps to market. Since entering into these swaps, we have realized a net cumulative benefit of $3 million through March 31, 2007, in reduced interest payments. On March 31, 2007, we had $997 million in long-term debt obligations that have fixed interest rates. Of that amount, $475 million is fixed through July 2013 and $500 million through November 2014, while the remainder is fixed from 2007 through 2025. Included in the $475 million is $150 million of long-term debt obligations subject to variable interest rates as a result of our swap agreements. We also have $431 million in long-term debt obligations outstanding under our senior secured credit facility that are subject to variable interest rates. See Note 4.

INCOME TAXES

     We reported income tax expense of $2 million in the first quarter of 2007. The effective tax rate for the first quarter of 2007 was 22 percent. We did not have any income tax expense in the first quarter of 2006 after recording a $3 million tax benefit primarily related to the resolution of certain tax issues with former affiliates.

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

     Under the terms of our amended and restated senior credit agreement that took effect on March 16, 2007, we are allowed to exclude $80 million of cash charges and expenses, before taxes, related to cost reduction initiatives initiated after March 16, 2007 from the calculation of the financial covenant ratios required under our senior credit facility. As of March 31, 2007, we have excluded $2 million of allowable charges relating to restructuring initiatives against the $80 million available under the terms of the March 2007 amendment to the senior credit facility.

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

EARNINGS PER SHARE

     We reported net income of $5 million or $0.11 per diluted common share for the first quarter of 2007, as compared to net income of $3 million or $0.07 per diluted common share for the first quarter of 2006. Included in the results for the first quarter of 2007 were negative impacts from expenses related to our restructuring activities. The net impact of these items decreased earnings per diluted share by $0.03. Included in the results for the first quarter of 2006 were negative impacts from expenses related to our restructuring activities. The net impact of these items decreased earnings per diluted share by $0.09. Please read the Notes to the consolidated financial statements for more detailed information on earnings per share.

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

CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006


                                                                    AS RESTATED
                                                                    -----------
                                                                       THREE
                                                                       MONTHS
                                                                       ENDED
                                                                     MARCH 31,
                                                                    -----------
                                                                    2007   2006
                                                                    ----   ----
                                                                     (MILLIONS)


Cash provided (used) by:
  Operating activities............................................  $(93)  $(13)
  Investing activities............................................   (45)   (50)
  Financing activities............................................    69     15


  Operating Activities

     For the three months ended March 31, 2007, operating activities used $93 million in cash compared to $13 million in cash used during the same period last year. For the three months ended March 31, 2007, cash used for working capital was $139 million versus $70 million for the three months ended March 31, 2006 because of working capital needs for new business launches. Receivables were a use of cash of $201 million compared to a cash use of $84 million in the prior year. Inventory represented a cash outflow of $74 million during the three months ended March 31, 2007, an increase of $47 million over the prior year. The year-over-year increase in the use of cash for both accounts receivable and inventory was primarily a result of working capital requirements for our new platform launches in North America. In addition to the higher level of receivables related to the revenue increase, we must carry higher inventory levels for these new platforms, a portion of which relates to higher value substrates sourced from South Africa. This inventory in transit from South Africa to the U.S. increased our cash outflow from operating activities during the first quarter of 2007 by $41 million. Accounts payable provided cash of $150 million, an increase from last year's cash inflow of $75 million. This increase also primarily resulted from the working capital need for our new platform launches in North America. Cash taxes were $8 million for the three months ended March 31, 2007, compared to a net zero amount in the prior year.

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

Investing Activities

     Cash used for investing activities was $5 million lower in the first quarter of 2007 compared to the same period a year ago. Cash payments for plant, property and equipment were $39 million in the first quarter of 2007 versus payments of $47 million in the first quarter of 2006. The decrease of $8 million in cash payments for plant, property and equipment was primarily due to the timing of investment in OE customer platform launches. Cash payments for software-related intangible assets were $7 million in the first three months of 2007 compared to $3 million in the first three months of 2006.

Financing Activities

     Cash flow from financing activities was a $69 million inflow in the first quarter of 2007 compared to an inflow of $15 million in the same period of 2006. The primary reason for the change is attributable to an increase in borrowings of $73 million partially offset by debt issuance costs due to our debt refinancing in the first quarter of 2007.

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

Revenue Recognition

     We recognize revenue for sales to our original equipment and aftermarket customers when title and risk of loss passes to the customers under the terms of our arrangements with those customers, which is usually at the time of shipment from our plants or distribution centers. In connection with the sale of exhaust systems to certain original equipment manufacturers, we purchase catalytic converters or components thereof and diesel particulate filters including precious metals ("substrates") on behalf of our customers which are used in the assembled system. These substrates are included in our inventory and "passed through" to the customer at our cost, plus a small margin, since we take title to the inventory and are responsible for both the delivery and quality of the finished product. Revenues recognized for substrate sales were $343 million, and $196 million for the first quarter of 2007 and 2006, respectively. For our aftermarket customers, we provide for promotional incentives and returns at the time of sale. Estimates are based upon the terms of the incentives and historical experience with returns.

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

Income Taxes

     We have a U.S. Federal tax net operating loss carryforward ("NOL") as of December 31, 2006, of $597 million, which will expire in varying amounts from 2018 to 2026. The federal tax effect of that NOL is $209 million, and is recorded as a deferred tax asset on our balance sheet as of December 31, 2006. We also have state NOL carryforwards of $585 million, which will expire in various years through 2026. The tax effect of the state NOL, net of a valuation allowance, is $29 million and is recorded as a deferred tax asset on our balance sheet as of December 31, 2006. In the quarter ended March 31, 2007, we have a loss for U.S. Federal tax of $22 million for which we recorded an additional $8 million of deferred tax asset. We estimate, based on available evidence both positive and negative, that it is more likely than not that we will utilize these NOLs within the prescribed carryforward period. That estimate is based upon our expectations regarding future taxable income of our U.S. operations and the implementation of available tax planning strategies that accelerate usage of the NOL. Circumstances that could change that estimate include future U.S. earnings at lower than expected levels or a majority ownership change as defined in the rules of the U.S. tax law. If that estimate changed, we would be required to cease recognizing an income tax benefit for any new NOL and could be required to record a reserve for some or all of the asset currently recorded on our balance sheet.

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

     In addition, SFAS No. 158 requires that companies using a measurement date for their defined benefit pension plans and other postretirement benefit plans other than their fiscal year end, change the measurement date effective for fiscal years ending after December 15, 2008. Effective January 1, 2007, Tenneco elected to early adopt the measurement date provision of SFAS No. 158. See Note
11. Adoption of this part of the statement was not material to our financial position and results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

CAPITALIZATION


                                                             AS RESTATED
                                                      ------------------------
                                                      MARCH 31,   DECEMBER 31,
                                                         2007         2006       % CHANGE
                                                      ---------   ------------   --------
                                                                   (MILLIONS)


Short-term debt and current maturities..............    $   29       $   28          4%
Long-term debt......................................     1,429        1,357          5
                                                        ------       ------
Total debt..........................................     1,458        1,385          5
                                                        ------       ------
Total minority interest.............................        29           28          4
Shareholders' equity................................       252          226         12
                                                        ------       ------
Total capitalization................................    $1,739       $1,639          6
                                                        ======       ======



     General. Short-term debt, which includes the current portion of long-term obligations and borrowings by foreign subsidiaries, was $29 million at March 31, 2007 compared to $28 million at December 31, 2006. Borrowings under our revolving credit facilities were approximately $281 million as of March 31, 2007. We had no outstanding borrowings under the revolving credit facility which was in place as of December 31, 2006. The overall increase in long-term debt primarily resulted from increased working capital levels.

     The year-to-date increase in shareholders' equity primarily resulted from $12 million related to the translation of foreign balances into U.S. dollars. In addition our net income, the implementation of the measurement date provision of SFAS No. 158 and other transactions contributed $14 million to shareholders' equity. While our book equity balance was small at March 31, 2007, it had no effect on our business operations. We have no debt covenants that are based upon our book equity, and there are no other agreements that are adversely impacted by our relatively low book equity.

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

     In March 2007 we refinanced our $831 million senior credit facility. This transaction reduced the interest rates we pay on all portions of the facility. While the total amount of the new senior credit facility is $830 million, approximately the same as the previous facility, we changed the components of the facility to enhance our financial flexibility. We increased the amount of commitments under our revolving loan facility from $320 million to $550 million, reduced the amount of commitments under our tranche B-1 letter of credit/revolving loan facility from $155 million to $130 million and replaced the $356 million term loan B with a $150 million term loan A. As of March 31, 2007, the senior credit facility consisted of a five-year, $150 million term loan A maturing in March 2012, a five-year, $550 million revolving credit facility maturing in March 2012, and a seven-year $130 million tranche B-1 letter of credit/revolving loan facility maturing in March 2014.

     The refinancing of the prior facility allowed us to: (i) amend the consolidated net debt to EBITDA ratio, (ii) eliminate the fixed charge coverage ratio, (iii) eliminate the restriction on capital expenditures, (iv) increase the amount of acquisitions permitted to $250 million, (v) improve the flexibility to repurchase and retire higher cost junior debt, (vi) increase our ability to enter into capital leases, (vii) increase the ability of our foreign subsidiaries to incur debt, (viii) increase our ability to pay dividends and repurchase common stock, (ix) increase our ability to invest in joint ventures,
(x) allow for the increase in the existing tranche B-1 facility and/or the term loan A or the addition of a new term loan of up to $275 million in order to reduce our 10.25 percent senior secured notes, and (xi) make other modifications.

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


                                                                 AS RESTATED
                                            -----------------------------------------------------
                                                                QUARTER ENDED
                                            -----------------------------------------------------
                                             MARCH 31,    JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                2007        2007          2007           2007
                                            -----------   --------   -------------   ------------
                                            REQ.   ACT.     REQ.          REQ.           REQ.
                                            ----   ----   --------   -------------   ------------


Leverage Ratio (maximum)..................  4.25   3.27     4.25          4.25           4.25
Interest Coverage Ratio (minimum).........  2.10   3.09     2.10          2.10           2.10




                                                      2008   2009   2010   2011   2012
                                                      REQ.   REQ.   REQ.   REQ.   REQ.
                                                      ----   ----   ----   ----   ----


Leverage Ratio (maximum)............................  4.00   3.75   3.50   3.50   3.50
Interest Coverage Ratio (minimum)...................  2.10   2.25   2.40   2.55   2.75


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

CONTRACTUAL OBLIGATIONS

     Our remaining required debt principal amortization and payment obligations under lease and certain other financial commitments as of March 31, 2007, are shown in the following table:


                                                            AS RESTATED
                                        --------------------------------------------------
                                                         PAYMENTS DUE IN:
                                        --------------------------------------------------
                                                                           BEYOND
                                        2007   2008   2009   2010   2011    2011     TOTAL
                                        ----   ----   ----   ----   ----   ------   ------
                                                            (MILLIONS)


Obligations:
  Revolver borrowings.................  $ --   $ --   $ --   $ --   $ --   $  281   $  281
  Senior long-term debt...............    --     --     17     50     66       17      150
  Long-term notes.....................     1      2     --     --     --      477      480
  Capital leases......................     2      3      3      3     --       --       11
  Subordinated long-term debt.........    --     --     --     --     --      500      500
  Other subsidiary debt...............     1     --     --     --     --        2        3
  Short-term debt.....................    22     --     --     --     --       --       22
                                        ----   ----   ----   ----   ----   ------   ------
Debt and capital lease obligations....    26      5     20     53     66    1,277    1,447
Operating leases......................    13     13     10      7      6        4       53
Interest payments.....................    78    112    112    112    103      204      721
Capital commitments...................    32     --     --     --     --       --       32
                                        ----   ----   ----   ----   ----   ------   ------
Total Payments........................  $149   $130   $142   $172   $175   $1,485   $2,253
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

     Included in our contractual obligations is the amount of interest to be paid on our long-term debt. As our debt structure contains both fixed and variable rate interest debt, we have made assumptions in calculating the amount of the future interest payments. Interest on our senior secured notes and senior subordinated notes is calculated using the fixed rates of 10 1/4 percent and 8 5/8 percent, respectively. Interest on our variable rate debt is calculated as 150 basis points plus LIBOR of 5.32 percent which was the rate at March 31, 2007. We have assumed that LIBOR will remain unchanged for the outlying years. See "-- Capitalization." In addition we have included the impact of our interest rate swaps entered into in April 2004, excluding any impact from marking the swaps to market. See "Interest Rate Risk" below.

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

     On March 31, 2007, we had $997 million in long-term debt obligations that have fixed interest rates. Of that amount, $475 million is fixed through July 2013 and $500 million through November 2014, while the remainder is fixed from 2007 through 2025. Included in the $475 million is $150 million of long-term debt obligations subject to variable interest rates as a result of our swap agreements. We also have $431 million in long-term debt obligations outstanding under our senior secured credit facility that are subject to variable interest rates. See Note 4.

     We estimate that the fair value of our long-term debt at March 31, 2007 was about 106 percent of its book value. A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $3 million after tax, excluding the effect of the interest rate swaps we completed in April 2004. A one percentage point increase or decrease in interest rates on the swaps we completed in April 2004 would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by approximately $1 million after tax, excluding the impact of marking the swaps to market.

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

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. As of December 31, 2006 we reported a material weakness in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) based upon our evaluation pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Due to the nature of the material weakness, remediation will not be completed until the annual tax processes are performed during the 2007 year end close. Based upon the March 31, 2007 evaluation, we have concluded that our disclosure controls and procedures were not effective for the reasons more fully described below related to the unremediated material weakness. To address this control weakness, we performed additional analysis and performed other procedures in order to prepare the unaudited quarterly consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. Accordingly, we believe that the consolidated financial statements included in this Quarterly Report on Form 10-Q/A fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

     In connection with the restatement and the filing of this Form 10-Q/A, we, with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, re-evaluated our disclosure controls and procedures and internal control over financial reporting. In performing the re-evaluation, we considered the effects of the restatement that resulted from the error in the accounting for interest rate swap agreements. Based on the foregoing re-evaluation of our disclosure controls and procedures and internal control over financial reporting as of March 31, 2007 and our analysis of the circumstances which led to the error in the accounting for interest rate swap agreements, our Chief Executive Officer and Chief Financial Officer concluded that the error in accounting for interest rate swaps does not change the conclusions previously reached regarding our internal controls over financial reporting.

                                     PART II

ITEM 1A.  RISK FACTORS

     We are exposed to certain risks and uncertainties that could have a material adverse impact on our business, financial condition and operating results. There have been no material changes to the Risk Factors described in
Part I, Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2006.

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

                                        TENNECO INC.

                                        By: /s/      KENNETH R. TRAMMELL
                                            ------------------------------------
                                                     Kenneth R. Trammell
                                             Executive Vice President and Chief
                                                      Financial Officer

Dated: August 14, 2007

                                INDEX TO EXHIBITS
                                       TO
                         QUARTERLY REPORT ON FORM 10-Q/A
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