Form 10-Q
period 2007-06-30
TENNECO INC
filed 2007-08-14
CIK 1024725

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                              ---------------------

                                    FORM 10-Q

(Mark One)



[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
                     For the Quarterly Period Ended June 30, 2007
                                       OR
[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934



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

     Common Stock, par value $.01 per share: 46,464,795 shares as of July 31, 2007.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS



                                                                           PAGE
                                                                           ----



PART I -- FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)..............................     4
     Tenneco Inc. and Consolidated Subsidiaries --
       Report of Independent Registered Public Accounting Firm..........     4
       Statements of Income.............................................     5
       Balance Sheets...................................................     6
       Statements of Cash Flows.........................................     7
       Statements of Changes in Shareholders' Equity....................     8
       Statements of Comprehensive Income (Loss)........................     9
       Notes to Consolidated Financial Statements.......................    10
  Item 2. Management's Discussion and Analysis of Financial Condition       38
     and Results of Operations..........................................
  Item 3. Quantitative and Qualitative Disclosures About Market Risk....    62
  Item 4. Controls and Procedures.......................................    62
PART II -- OTHER INFORMATION
  Item 1. Legal Proceedings.............................................     *
     Item 1A. Risk Factors..............................................    64
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...     *
  Item 3. Defaults Upon Senior Securities...............................     *
  Item 4. Submission of Matters to a Vote of Security Holders...........    64
  Item 5. Other Information.............................................     *
  Item 6. Exhibits......................................................    64


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

     - increases in the costs of raw materials, including our ability to successfully reduce the impact of any such cost increases through materials substitutions, cost reduction initiatives, low cost country sourcing, and price recovery efforts with aftermarket and OE customers;

     - the cyclical nature of the global vehicle industry, including the performance of the global aftermarket sector and the longer product lives of automobile parts;

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

     The risks included here are not exhaustive. Refer to "Part I, Item
1A -- Risk Factors" in our annual report on Form 10-K/A for the year ended December 31, 2006, for further discussion regarding our exposure to risks. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor to assess the impact such risk factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

                                     PART I.

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
TENNECO INC.

     We have reviewed the accompanying consolidated balance sheet of Tenneco Inc. and consolidated subsidiaries (the "Company") as of June 30, 2007, and the related consolidated statements of income, cash flows, comprehensive income
(loss) for the three-month and six-month periods ended June 30, 2007 and 2006, and of changes in shareholders' equity for the six-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of Tenneco Inc.'s management.

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

     As discussed in Note 11, effective January 1, 2007, the Company adopted the measurement date provisions of Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- an amendment of FASB Statements No. 87, 88, 106 and 132(R).

     As discussed in Note 2, the accompanying 2006 consolidated financial statements have been restated.

     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Tenneco Inc. and consolidated subsidiaries as of December 31, 2006, and the related consolidated statements of income, cash flows, changes in shareholders' equity, and comprehensive income (loss) for the year then ended (not presented herein); and in our report dated March 1, 2007 (August 14, 2007 as to the effects of the restatement discussed in Note 4), we expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph regarding the Company's adoption of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" on January 1, 2006, the Company's adoption of the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- an amendment of FASB Statements No. 87, 88, 106 and 132(R)," and the effects of the restatement discussed in Note 4. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Chicago, Illinois
August 14, 2007

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                              STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                        AS RESTATED                 AS RESTATED
                                                         (NOTE 2)                     (NOTE 2)
                                                       ------------                 -----------
                                        THREE MONTHS   THREE MONTHS    SIX MONTHS    SIX MONTHS
                                            ENDED          ENDED         ENDED         ENDED
                                          JUNE 30,       JUNE 30,       JUNE 30,      JUNE 30,
                                        ------------   ------------   -----------   -----------
                                            2007           2006           2007          2006
                                        ------------   ------------   -----------   -----------
                                             (MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)


REVENUES
  Net sales and operating revenues....   $     1,663    $     1,221   $     3,063   $     2,352
                                         -----------    -----------   -----------   -----------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation and amortization
     shown below).....................         1,377            971         2,556         1,892
  Engineering, research, and
     development......................            29             22            56            44
  Selling, general, and
     administrative...................           104            106           199           207
  Depreciation and amortization of
     other intangibles................            50             47            98            91
                                         -----------    -----------   -----------   -----------
                                               1,560          1,146         2,909         2,234
                                         -----------    -----------   -----------   -----------
OTHER INCOME (EXPENSE)
  Loss on sale of receivables.........            (3)            (2)           (5)           (4)
  Other income (loss).................             3             --             3            --
                                         -----------    -----------   -----------   -----------
                                                  --             (2)           (2)           (4)
                                         -----------    -----------   -----------   -----------
INCOME BEFORE INTEREST EXPENSE, INCOME
  TAXES, AND MINORITY INTEREST........           103             73           152           114
  Interest expense (net of interest
     capitalized).....................            40             35            80            72
  Income tax expense..................            20             13            22            13
  Minority interest...................             2              1             4             2
                                         -----------    -----------   -----------   -----------
NET INCOME............................   $        41    $        24   $        46   $        27
                                         ===========    ===========   ===========   ===========
EARNINGS PER SHARE
Weighted average shares of common
  stock outstanding --
  Basic...............................    45,828,992     44,496,640    45,609,875    44,194,107
  Diluted.............................    47,680,883     47,175,205    47,415,922    46,874,751
Basic earnings per share of common
  stock...............................   $      0.89    $      0.55   $      1.00   $      0.62
Diluted earnings per share of common
  stock...............................   $      0.85    $      0.51   $      0.96   $      0.58



The accompanying notes to financial statements are an integral part of these statements of income.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS
                                   (UNAUDITED)



                                                                           AS RESTATED
                                                                            (NOTE 2)
                                                                          ------------
                                                               JUNE 30,   DECEMBER 31,
                                                                 2007         2006
                                                               --------   ------------
                                                                      (MILLIONS)


                                        ASSETS
Current assets:
Cash and cash equivalents....................................   $   168      $   202
  Receivables --
     Customer notes and accounts, net........................       908          578
     Other...................................................         9           17
  Inventories --
     Finished goods..........................................       211          193
     Work in process.........................................       168           90
     Raw materials...........................................       105          122
     Materials and supplies..................................        39           36
  Deferred income taxes......................................        57           51
  Prepayments and other......................................       154          126
                                                                -------      -------
                                                                  1,819        1,415
                                                                -------      -------
Other assets:
  Long-term notes receivable, net............................        24           26
  Goodwill...................................................       206          203
  Intangibles, net...........................................         8            8
  Deferred income taxes......................................       412          397
  Other......................................................       136          132
                                                                -------      -------
                                                                    786          766
                                                                -------      -------
Plant, property, and equipment, at cost......................     2,767        2,643
  Less -- Reserves for depreciation and amortization.........    (1,663)      (1,550)
                                                                -------      -------
                                                                  1,104        1,093
                                                                -------      -------
                                                                $ 3,709      $ 3,274
                                                                =======      =======

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current maturities of long-term
     debt)...................................................   $    31      $    28
  Trade payables.............................................     1,049          781
  Accrued taxes..............................................        49           49
  Accrued interest...........................................        30           33
  Accrued liabilities........................................       213          194
  Other......................................................        26           34
                                                                -------      -------
                                                                  1,398        1,119
                                                                -------      -------
Long-term debt...............................................     1,419        1,357
                                                                -------      -------
Deferred income taxes........................................       121          107
                                                                -------      -------
Postretirement benefits......................................       335          350
                                                                -------      -------
Deferred credits and other liabilities.......................        78           87
                                                                -------      -------
Commitments and contingencies
Minority interest............................................        32           28
                                                                -------      -------
Shareholders' equity:
  Common stock...............................................        --           --
  Premium on common stock and other capital surplus..........     2,795        2,790
  Accumulated other comprehensive loss.......................      (197)        (252)
  Retained earnings (accumulated deficit)....................    (2,032)      (2,072)
                                                                -------      -------
                                                                    566          466
  Less -- Shares held as treasury stock, at cost.............       240          240
                                                                -------      -------
                                                                    326          226
                                                                -------      -------
                                                                $ 3,709      $ 3,274
                                                                =======      =======




The accompanying notes to financial statements are an integral part of these balance sheets.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                       AS RESTATED
                                                                                         (NOTE 2)
                                                                                       -----------
                                            THREE MONTHS   THREE MONTHS   SIX MONTHS    SIX MONTHS
                                                ENDED          ENDED         ENDED        ENDED
                                              JUNE 30,       JUNE 30,      JUNE 30,      JUNE 30,
                                            ------------   ------------   ----------   -----------
                                                2007           2006          2007          2006
                                            ------------   ------------   ----------   -----------
                                                                  (MILLIONS)


OPERATING ACTIVITIES
Net income................................      $  41          $ 24          $  46        $  27
Adjustments to reconcile net income to
  cash provided (used) by operating
  activities --
  Depreciation and amortization of other
     intangibles..........................         50            47             98           91
  Deferred income taxes...................        (10)            2            (13)           7
  Stock-based compensation................          2             2              4            4
  Loss on sale of assets, net.............          1             1              3            2
  Changes in components of working
     capital --
     (Increase) decrease in receivables...       (111)          (16)          (312)        (100)
     (Increase) decrease in inventories...          3           (13)           (71)         (40)
     (Increase) decrease in prepayments
       and other current assets...........        (13)          (14)           (24)         (37)
     Increase (decrease) in payables......         91            16            241           91
     Increase (decrease) in accrued
       taxes..............................         --             2             (4)          --
     Increase (decrease) in accrued
       interest...........................          2             1             (3)           1
     Increase (decrease) in other current
       liabilities........................         13            14             19            5
Other.....................................         (2)            7            (10)           9
                                                -----          ----          -----        -----
Net cash provided (used) by operating
  activities..............................         67            73            (26)          60
                                                -----          ----          -----        -----
INVESTING ACTIVITIES
Net proceeds from the sale of assets......          1             2              1            2
Cash payments for plant, property, and
  equipment...............................        (36)          (42)           (75)         (89)
Cash payments for software related
  intangible assets.......................         (4)           (3)           (11)          (6)
Investments and other.....................          1             1              2            1
                                                -----          ----          -----        -----
Net cash used by investing activities.....        (38)          (42)           (83)         (92)
                                                -----          ----          -----        -----
FINANCING ACTIVITIES
Issuance of common shares.................          2             2              4           10
Issuance of long-term debt................         --            --            150           --
Debt issuance cost of long-term debt......         --            --             (6)          --
Retirement of long-term debt..............         (2)           (1)          (359)          (2)
Net increase (decrease) in revolver
  borrowings and short-term debt excluding
  current maturities of long-term debt....         (7)          (12)           273           (3)
Distributions to minority interest
  partners................................         --            --             (1)          (1)
Other.....................................         (1)            2             --            2
                                                -----          ----          -----        -----
Net cash provided (used) by financing
  activities..............................         (8)           (9)            61            6
                                                -----          ----          -----        -----
Effect of foreign exchange rate changes on
  cash and cash equivalents...............         11             5             14            8
                                                -----          ----          -----        -----
Increase (decrease) in cash and cash
  equivalents.............................         32            27            (34)         (18)
Cash and cash equivalents, April 1 and
  January 1, respectively.................        136            96            202          141
                                                -----          ----          -----        -----
Cash and cash equivalents, June 30
  (Note)..................................      $ 168          $123          $ 168        $ 123
                                                =====          ====          =====        =====
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest..      $  35          $ 33          $  77        $  67
Cash paid during the period for income
  taxes (net of refunds)..................      $  20          $  7          $  28        $   7
NON-CASH INVESTING AND FINANCING
  ACTIVITIES
Period ended balance of payable for plant,
  property, and equipment.................      $  15          $ 23          $  15        $  23


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

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                      AS RESTATED (NOTE 2)
                                                                      --------------------
                                                 SIX MONTHS ENDED       SIX MONTHS ENDED
                                                   JUNE 30, 2007          JUNE 30, 2006
                                               --------------------   --------------------
                                                 SHARES      AMOUNT     SHARES      AMOUNT
                                               ----------   -------   ----------   -------
                                                     (MILLIONS EXCEPT SHARE AMOUNTS)


COMMON STOCK
Balance January 1............................  47,085,274   $    --   44,544,668   $    --
  Issued pursuant to benefit plans...........     228,036        --    1,173,248        --
  Stock options exercised....................     383,660        --      966,583        --
                                               ----------   -------   ----------   -------
Balance June 30..............................  47,696,970        --   46,684,499        --
                                               ==========             ==========
PREMIUM ON COMMON STOCK AND OTHER CAPITAL
  SURPLUS
Balance January 1............................                 2,790                  2,776
  Premium on common stock issued pursuant to
     benefit plans...........................                     5                      9
                                                            -------                -------
Balance June 30..............................                 2,795                  2,785
                                                            -------                -------
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance January 1............................                  (252)                  (281)
  Other comprehensive income.................                    55                     53
                                                            -------                -------
Balance June 30..............................                  (197)                  (228)
                                                            -------                -------
RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance January 1............................                (2,072)                (2,118)
  Net income.................................                    46                     27
  Measurement date implementation of SFAS No.
     158, net of tax.........................                    (5)                    --
  Other......................................                    (1)                    (1)
                                                            -------                -------
Balance June 30..............................                (2,032)                (2,092)
                                                            -------                -------
LESS -- COMMON STOCK HELD AS TREASURY STOCK,
  AT COST
Balance January 1 and June 30................   1,294,692       240    1,294,692       240
                                               ==========   -------   ==========   -------
     Total...................................               $   326                $   225
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

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                    STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)


                                                                           AS RESTATED (NOTE 2)
                                                                      -----------------------------
                                       THREE MONTHS ENDED JUNE 30,     THREE MONTHS ENDED JUNE 30,
                                                   2007                            2006
                                      -----------------------------   -----------------------------
                                       ACCUMULATED                     ACCUMULATED
                                          OTHER                           OTHER
                                      COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE
                                          INCOME          INCOME          INCOME          INCOME
                                          (LOSS)          (LOSS)          (LOSS)          (LOSS)
                                      -------------   -------------   -------------   -------------
                                                                (MILLIONS)


NET INCOME..........................                       $41                             $24
                                                           ---                             ---
ACCUMULATED OTHER COMPREHENSIVE
  INCOME (LOSS)
CUMULATIVE TRANSLATION ADJUSTMENT
Balance April 1.....................      $ (41)                          $(132)
  Translation of foreign currency
     statements.....................         29             29               36             36
                                          -----                           -----
Balance June 30.....................        (12)                            (96)
                                          -----                           -----
ADDITIONAL LIABILITY FOR PENSION
  BENEFITS
Balance April 1 and June 30.........       (185)                           (132)
                                          -----                           -----
Balance June 30.....................      $(197)                          $(228)
                                          =====            ---            =====            ---
OTHER COMPREHENSIVE INCOME (LOSS)...                        29                              36
                                                           ---                             ---
COMPREHENSIVE INCOME................                       $70                             $60
                                                           ===                             ===





                                                                           AS RESTATED (NOTE 2)
                                                                      -----------------------------
                                        SIX MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                   2007                            2006
                                      -----------------------------   -----------------------------
                                       ACCUMULATED                     ACCUMULATED
                                          OTHER                           OTHER
                                      COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE
                                          INCOME          INCOME          INCOME          INCOME
                                          (LOSS)          (LOSS)          (LOSS)          (LOSS)
                                      -------------   -------------   -------------   -------------
                                                                (MILLIONS)


NET INCOME..........................                       $ 46                            $27
                                                           ----                            ---
ACCUMULATED OTHER COMPREHENSIVE
  INCOME (LOSS)
CUMULATIVE TRANSLATION ADJUSTMENT
Balance January 1...................      $ (53)                          $(149)
  Translation of foreign currency
     statements.....................         41              41              53             53
                                          -----                           -----
Balance June 30.....................        (12)                            (96)
                                          -----                           -----
ADDITIONAL LIABILITY FOR PENSION
  BENEFITS
Balance January 1...................       (199)                           (132)
                                                                          -----
Measurement date implementation of
  SFAS No. 158, net of tax..........         14              14
                                          -----
Balance June 30.....................       (185)
                                          -----
Balance June 30.....................      $(197)                          $(228)
                                          =====            ----           =====            ---
OTHER COMPREHENSIVE INCOME (LOSS)...                         55                             53
                                                           ----                            ---
COMPREHENSIVE INCOME................                       $101                            $80
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

     (2) Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2006, we determined that an error existed in our financial statements relating to our accounting for three interest rate swaps. The error did not change the underlying economics of the transaction and had no effect on our cash flow or liquidity.

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

     Fees on Receivables Sold -- We corrected the classification of costs associated with our European receivables sale program. These costs were recorded in interest expense and selling, general and administrative expense and should have been recorded in other income and expense. This change reduced interest expense by less than one million dollars in the three month period ended June 30, 2006 and by $1 million in the six month period ended June 30, 2006. Selling, general and administrative expense was also reduced by less than one million dollars in the three month period ended June 30, 2006 and by $1 million in the six month period ended June 30, 2006. This represents the discount from book values at which these receivables were sold to the third party. This adjustment did not impact net income.

     As a result, the accompanying consolidated financial statements for the three and six month periods ending June 30, 2006 and the accompanying consolidated balance sheet as of December 31, 2006 have been restated from the amounts previously reported. In connection with this restatement, the following Notes to the Consolidated

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)


Financial Statements have been restated: 1, 4, 7, 9, 10, 13 and 14. The following tables reflect the effects of the restatement.


                                    AS PREVIOUSLY                 AS PREVIOUSLY
                                       REPORTED     AS RESTATED      REPORTED     AS RESTATED
                                    -------------   -----------   -------------   -----------
                                    THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                    ---------------------------   ---------------------------
                                         2006           2006           2006           2006
                                    -------------   -----------   -------------   -----------


REVENUE
  Net sales and operating
     revenues.....................   $     1,222    $     1,221    $     2,354    $     2,352
                                     -----------    -----------    -----------    -----------
COSTS AND EXPENSES
  Costs and expenses (exclusive of
     depreciation and amortization
     shown below).................           972            971          1,893          1,892
  Engineering, research, and
     development..................            22             22             44             44
  Selling, general, and
     administrative...............           107            106            208            207
  Depreciation and amortization of
     other intangibles............            47             47             91             91
                                     -----------    -----------    -----------    -----------
                                           1,148          1,146          2,236          2,234
                                     -----------    -----------    -----------    -----------
OTHER INCOME (EXPENSE)
  Loss on sale of receivables.....            (1)            (2)            (2)            (4)
  Other income (expense)..........            --             --             (1)            --
                                     -----------    -----------    -----------    -----------
                                              (1)            (2)            (3)            (4)
                                     -----------    -----------    -----------    -----------
INCOME BEFORE INTEREST EXPENSE,
  INCOME TAXES, AND MINORITY
  INTEREST........................            73             73            115            114
  Interest expense (net of
     interest capitalized)........            33             35             67             72
  Income tax expense (benefit)....            15             13             15             13
  Minority interest...............             1              1              2              2
                                     -----------    -----------    -----------    -----------
NET INCOME........................   $        24    $        24    $        31    $        27
                                     ===========    ===========    ===========    ===========
EARNINGS PER SHARE
Average shares of common stock
  outstanding --
  Basic...........................    44,496,640     44,496,640     44,194,107     44,194,107
  Diluted.........................    47,175,205     47,175,205     46,874,751     46,874,751
Basic earnings per share of common
  stock...........................   $      0.56    $      0.55    $      0.71    $      0.62
Diluted earnings per share of
  common stock....................   $      0.53    $      0.51    $      0.67    $      0.58

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)


                                                             AS PREVIOUSLY
                                                                REPORTED     AS RESTATED
                                                             -------------   -----------
                                                                     DECEMBER 31,
                                                             ---------------------------
                                                                  2006           2006
                                                             -------------   -----------


                                         ASSETS
Current assets:
  Cash, and cash equivalents...............................     $   202        $   202
  Receivables -
     Customer notes and accounts, net......................         579            578
     Other.................................................          25             17
  Inventories -
     Finished Goods........................................         191            193
     Work in process.......................................          90             90
     Raw Materials.........................................         122            122
     Materials & Supplies..................................          36             36
  Deferred income taxes....................................          52             51
  Prepayments and other....................................         125            126
                                                                -------        -------
                                                                  1,422          1,415
                                                                -------        -------
Other assets:
  Long-term notes receivable, net..........................          26             26
  Goodwill.................................................         203            203
  Intangibles, net.........................................           9              8
  Deferred income taxes....................................         376            397
  Other....................................................         134            132
                                                                -------        -------
                                                                    748            766
                                                                -------        -------
Plant, property, and equipment, at cost....................       2,643          2,643
  Less -- Accumulated depreciation and amortization........      (1,550)        (1,550)
                                                                -------        -------
                                                                  1,093          1,093
                                                                -------        -------
                                                                $ 3,263        $ 3,274
                                                                =======        =======

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current maturities of long-
     term debt)............................................     $    28             28
  Trade payables...........................................         782            781
  Accrued taxes............................................          49             49
  Accrued interest.........................................          40             33
  Accrued liabilities......................................         200            194
  Other....................................................          34             34
                                                                -------        -------
                                                                  1,133          1,119
Long-term debt.............................................       1,350          1,357
Deferred income taxes......................................         107            107
Postretirement benefits....................................         349            350
Deferred credits and other liabilities.....................          75             87
Commitments and contingencies
Minority interest..........................................          28             28
Shareholders' equity:
  Common stock.............................................          --             --
  Premium on common stock and other capital surplus........       2,790          2,790
  Accumulated other comprehensive loss.....................        (253)          (252)
  Retained earnings (accumulated deficit)..................      (2,076)        (2,072)
                                                                -------        -------
                                                                    461            466
Less -- Shares held as treasury stock, at cost.............         240            240
                                                                -------        -------
                                                                    221            226
                                                                -------        -------
                                                                $ 3,263        $ 3,274
                                                                =======        =======


                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)


                                                             AS PREVIOUSLY
                                                                REPORTED     AS RESTATED
                                                             -------------   -----------
                                                              SIX MONTHS ENDED JUNE 30,
                                                             ---------------------------
                                                                  2006           2006
                                                             -------------   -----------
                                                                      (MILLIONS)


OPERATING ACTIVITIES
Net income.................................................      $  31          $  27
Adjustments to reconcile net income to cash provided by
  operating activities --
Depreciation and amortization of other intangibles.........         91             91
Deferred income taxes......................................          8              7
Stock-based compensation...................................          2              4
Loss on sale of assets, net................................          2              2
Changes in components of working capital --
  (Increase) decrease in receivables.......................       (102)          (100)
  (Increase) decrease in inventories.......................        (40)           (40)
  (Increase) decrease in prepayments and other current
     assets................................................        (27)           (37)
  Increase (decrease) in payables..........................         90             91
  Increase (decrease) in accrued taxes.....................         --             --
  Increase (decrease) in accrued interest..................          1              1
  Increase (decrease) in other current liabilities.........         (4)             5
Other......................................................          5              9
                                                                 -----          -----
Net cash provided by operating activities..................         57             60
                                                                 -----          -----
INVESTING ACTIVITIES
Net proceeds from the sale of assets.......................          2              2
Cash payments for plant, property, and equipment...........        (87)           (89)
Cash payments for software related intangible assets.......         (6)            (6)
Investments and other......................................          1              1
                                                                 -----          -----
Net cash used by investing activities......................        (90)           (92)
                                                                 -----          -----
FINANCING ACTIVITIES
Issuance of common shares..................................         10             10
Issuance of long-term debt.................................         --             --
Debt issuance costs on long-term debt......................         --             --
Retirement of long-term debt...............................         (2)            (2)
Net decrease in revolver borrowings and short-term debt
  excluding current maturities of long-term debt...........         (3)            (3)
Distribution to minority interest partners.................         --             (1)
Other......................................................          2              2
                                                                 -----          -----
Net cash provided by financing activities..................          7              6
                                                                 -----          -----
Effect of foreign exchange rate changes on cash and cash
  equivalents..............................................          8              8
Increase (decrease) in cash and cash equivalents...........        (18)           (18)
Cash and cash equivalents, January 1.......................        141            141
                                                                 -----          -----
Cash and cash equivalents, June 30.........................      $ 123          $ 123
                                                                 =====          =====
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for interest.....................      $  67          $  67
Cash paid during the year for income taxes (net of
  refunds).................................................      $   7          $   7
NON-CASH INVESTING AND FINANCING ACTIVITIES
Period ended balance of payables for plant, property, and
  equipment................................................         --          $  23

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)

     (3) Equity Plans -- In December 1996, we adopted the 1996 Stock Ownership Plan, which permitted the granting of a variety of awards, including common stock, restricted stock, performance units, stock equivalent units, stock appreciation rights ("SARs"), and stock options to our directors, officers, employees and consultants. The plan, which terminated as to new awards on December 31, 2001, was renamed the "Stock Ownership Plan." In December 1999, we adopted the Supplemental Stock Ownership Plan, which permitted the granting of a variety of similar awards to our directors, officers, employees and consultants. We were authorized to deliver up to about 1.1 million treasury shares of common stock under the Supplemental Stock Ownership Plan, which also terminated as to new awards on December 31, 2001. In March 2002, we adopted the 2002 Long-Term Incentive Plan which permitted the granting of a variety of similar awards to our officers, directors, employees and consultants. Up to 4 million shares of our common stock were authorized for award under the 2002 Long-Term Incentive Plan. In March 2006, we adopted the 2006 Long-Term Incentive Plan which replaced the 2002 Long-Term Incentive Plan and permits the granting of a variety of similar awards to directors, officers, employees and consultants. Up to 2 million shares of our common stock plus the shares remaining for issuance under the 2002 Long-Term Incentive Plan are authorized for award under the 2006 Long-Term Incentive Plan. As of June 30, 2007, up to 1,301,144 shares of our common stock remain authorized for award under the 2006 Long-Term Incentive Plan. Our nonqualified stock options have 7 to 20 year terms and vest equally over a three year service period from the date of the grant.

     We have granted restricted common stock to our directors and certain key employees. These awards generally require, among other things, that the award holder remains in service to our company during the restriction period. We have also granted stock equivalent units and long term performance units to certain key employees that are payable in cash. For 2007, the awards contain an annual stub-year grant payable in the first quarter of 2008 and a three-year grant payable in the first quarter of 2010. Payment is based on the attainment of specified performance goals. The grant value is indexed to the stock price. Each employee granted long term performance units will (based on the achievement of the applicable goals) receive a percentage of the total grant's value. In addition, we have granted SARs to certain key employees in our Asian operations that are payable in cash after a three year service period. The grant value is indexed to the stock price.

     Accounting Methods -- Effective January 1, 2006, we adopted SFAS No. 123(R), "Share-Based Payment," using the modified prospective application method. Under this transition method, compensation cost recognized for the six months ended June 30, 2007 and 2006, respectively, includes the applicable amounts of: (1) compensation cost of all unvested stock-based awards granted prior to January 1, 2006, based upon the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in pro forma footnote disclosures, and (2) compensation cost for all stock-based awards granted on or after January 1, 2006, based upon the grant date fair value estimated in accordance with the new provisions of SFAS No. 123(R).

     The impact of recognizing compensation expense related to nonqualified stock options is contained in the table below.


                                                       SIX MONTHS ENDED   SIX MONTHS ENDED
                                                           JUNE 30,           JUNE 30,
                                                             2007               2006
                                                       ----------------   ----------------
                                                          (MILLIONS)         (MILLIONS)


Selling, general and administrative..................       $    2             $    2
                                                            ------             ------
Loss before interest expense, income taxes and
  minority interest..................................           (2)                (2)
Income tax benefit...................................            1                  1
                                                            ------             ------
Net loss.............................................       $   (1)            $   (1)
                                                            ======             ======
Decrease in basic earnings per share.................       $(0.04)            $(0.03)
Decrease in diluted earnings per share...............       $(0.04)            $(0.03)

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)

     For stock options awarded to retirement eligible employees we immediately accelerate the recognition of any outstanding compensation cost when employees become retiree eligible before the end of the explicit vesting period.

     As of June 30, 2007, there was approximately $5 million, net of tax, of total unrecognized compensation costs related to these stock-based awards that we expect to recognize over a weighted average period of 1.2 years.

     Compensation expense for restricted stock, stock equivalent units, long term performance units and SARs, net of tax, was approximately $3 million for the six months ended June 30, 2007 and 2006, and was recorded in selling, general, and administrative expense on the statement of income.

     SFAS No. 109, "Accounting for Income Taxes," discusses the deductibility of transactions. We are allowed a tax deduction for compensation cost which is calculated as the difference between the value of the stock at the date of grant and the price upon exercise of a stock option. Under SFAS No. 123(R), excess tax benefits, which are tax benefits we may realize upon the exercise of stock options that are greater than the tax benefit recognized on the compensation cost recorded in our income statement, are recorded as an addition to paid-in capital. We would present cash retained as a result of excess tax benefits as financing cash flows. Any write-offs of deferred tax assets related to unrealized tax benefits associated with the recognized compensation cost would be reported as income tax expense.

     Cash received from option exercises for the six months ended June 30, 2007, was approximately $3 million. Stock option exercises during the first six months of 2007 generated an excess tax benefit of approximately $3 million. Pursuant to footnote 82 of SFAS No. 123(R), this benefit was not recorded as we have federal and state net operating losses which are not currently being utilized. As a result, the excess tax benefit had no impact on our financial position or statement of cash flows.

     Assumptions -- We calculated the fair values of stock option awards using the Black-Scholes option pricing model with the weighted average assumptions listed below. Determining the fair value of share-based awards requires judgment in estimating employee and market behavior. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.


                                                                     SIX MONTHS
                                                                       ENDED
                                                                      JUNE 30,
                                                                   -------------
                                                                    2007    2006
                                                                   -----   -----


Stock Options
Weighted average grant date fair value, per share................  $9.91   $9.27
Weighted average assumptions used:
Expected volatility..............................................   38.4%   42.6%
Expected lives...................................................    4.1     5.1
Risk-free interest rates.........................................    4.7%    4.2%
Dividend yields..................................................    0.0%    0.0%


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

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)

     On January 10, 2001, we announced that our Board of Directors eliminated the quarterly dividend on our common stock. As a result, there is no dividend yield.

     Stock Options -- The following table reflects the status and activity for all options to purchase common stock for the period indicated:


                                                        SIX MONTHS ENDED JUNE 30, 2007
                                            ------------------------------------------------------
                                                                        WEIGHTED AVG.
                                              SHARES    WEIGHTED AVG.     REMAINING      AGGREGATE
                                              UNDER        EXERCISE        LIFE IN       INTRINSIC
                                              OPTION        PRICES          YEARS          VALUE
                                            ---------   -------------   -------------   ----------
                                                                                        (MILLIONS)


Outstanding Stock Options
Outstanding, January 1, 2007..............  3,074,173       $10.13
  Granted.................................    589,681        26.68
  Canceled................................         --           --
  Forfeited...............................    (54,730)       23.67
  Exercised...............................   (192,563)        7.31                          $ 3
                                            ---------
Outstanding, March 31, 2007...............  3,416,561       $12.93           5.2            $42
  Granted.................................     33,039        13.86
  Canceled................................   (159,800)          --
  Forfeited...............................    (31,317)       23.27
  Exercised...............................   (191,097)        6.58                          $ 5
                                            ---------
Outstanding, June 30, 2007................  3,067,386       $12.65           5.2            $55
                                            =========
Vested or expected to vest, June 30,
  2007....................................  3,065,875       $12.65           5.2            $55
                                            =========
Exercisable, June 30, 2007................  2,272,539       $ 8.38           4.8            $51
                                            =========



     Restricted Stock -- The following table reflects the status for all nonvested restricted shares for the period indicated:


                                                                 SIX MONTHS ENDED
                                                                   JUNE 30, 2007
                                                             ------------------------
                                                                        WEIGHTED AVG.
                                                                          GRANT DATE
                                                              SHARES      FAIR VALUE
                                                             --------   -------------


Nonvested Restricted Shares
Nonvested balance at January 1, 2007.......................   386,507       $17.10
  Granted..................................................   364,018        26.73
  Vested...................................................  (222,040)       15.39
  Forfeited................................................   (35,972)       22.49
                                                             --------
Nonvested balance at March 31, 2007........................   492,513       $24.60
  Granted..................................................     6,527        30.22
  Vested...................................................      (833)       13.28
  Forfeited................................................   (17,199)       22.35
                                                             --------
Nonvested balance at June 30, 2007.........................   481,008       $24.77
                                                             ========


                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)

     The fair value of restricted stock grants is equal to the average market price of our stock at the date of grant. As of June 30, 2007, approximately $10 million of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of approximately 2.2 years.

     Long Term Performance Units and SARs -- Long term performance units and SARs are paid in cash and recognized as a liability based upon their fair value. As of June 30, 2007, approximately $8 million of total unrecognized compensation costs is expected to be recognized over the weighted-average period of approximately 1.5 years.

     (4) In March 2007 we refinanced our $831 million senior credit facility. This transaction reduced the interest rates we pay on all portions of the facility. While the total amount of the new senior credit facility is $830 million, approximately the same as the previous facility, we changed the components of the facility to enhance our financial flexibility. We increased the amount of commitments under our revolving loan facility from $320 million to $550 million, reduced the amount of commitments under our tranche B-1 letter of credit/revolving loan facility from $155 million to $130 million and replaced the $356 million term loan B with a $150 million term loan A. As of June 30, 2007, the senior credit facility consisted of a five-year, $150 million term loan A maturing in March 2012, a five-year, $550 million revolving credit facility maturing in March 2012, and a seven-year $130 million tranche B-1 letter of credit/revolving loan facility maturing in March 2014.

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

     We have three fixed-to-floating interest rate swaps that effectively convert $150 million of our 10.25 percent fixed interest rate senior secured notes into floating interest rate debt at an annual rate of LIBOR plus 5.68 percent.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)


Based upon the current LIBOR rate of 5.39 percent (which is in effect until January 15, 2008) these swaps are expected to increase our interest expense by $1 million in 2007 excluding any impact from marking the swaps to market. Since entering into these swaps, we have realized a net cumulative benefit of $3 million through June 30, 2007, in reduced interest payments. The change in the market value of these swaps is recorded as part of interest expense with an offset to other long-term liabilities. As of June 30, 2007, the fair value of the interest rate swaps was a liability of approximately $9 million which has been recorded in other long-term liabilities.

     (5) In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 ("FIN 48")". FIN 48 is a new interpretation of SFAS No. 109 establishing a new model in accounting for uncertainty in income taxes recognized in financial statements. FIN 48 prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on tax returns. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. In May 2007, the FASB issued Interpretation No. 48-1, "Definition of Settlement in FASB Interpretation No. 48". FIN 48-1 is effective for fiscal years beginning after December 15, 2006 and provides guidance on how a reporting entity should determine when a tax position is effectively settled.

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

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)

     Our recent restructuring activities began in the fourth quarter of 2001, when our Board of Directors approved a restructuring plan, a project known as Project Genesis, which was designed to lower our fixed costs, relocate capacity, reduce our work force, improve efficiency and utilization, and better optimize our global footprint. We have subsequently engaged in various other restructuring projects related to Project Genesis. We incurred $27 million in restructuring and restructuring-related costs during 2006, of which $23 million was recorded in cost of sales and $4 million was recorded in selling, general and administrative expense. In the second quarter of 2007, we incurred $2 million in restructuring and restructuring-related costs which was recorded in cost of sales. For the first six months of 2007, we incurred $4 million in restructuring and restructuring-related costs of which $3 million was recorded in cost of sales and $1 million in selling, general and administrative expense. Since Project Genesis was initiated, we have incurred costs of $134 million through June 30, 2007.

     Under the terms of our amended and restated senior credit agreement that took effect on March 16, 2007, we are allowed to exclude $80 million of cash charges and expenses, before taxes, related to cost reduction initiatives incurred after March 16, 2007 from the calculation of the financial covenant ratios required under our senior credit facility. As of June 30, 2007, we have excluded $4 million in allowable charges relating to restructuring initiatives against the $80 million available under the terms of the March 2007 amended and restated senior credit facility.

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

     (7) We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense costs related to an existing environmental condition caused by past operations that do not contribute to current or future revenue generation. We record liabilities when environmental assessments indicate that remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology, and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors. We consider all available evidence including prior experience in remediation of contaminated sites, other companies' cleanup experiences and data released by the United States Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new information. Where future cash flows are fixed or reliably determinable, we have discounted the liabilities. All other environmental liabilities are recorded at their undiscounted amounts. We evaluate recoveries separately from the liability and, when they are assured, recoveries are recorded and reported separately from the associated liability in our financial statements.

     As of June 30, 2007, we are designated as a potentially responsible party in one Superfund site. Including the Superfund site, we may have the obligation to remediate current or former facilities, and we estimate our share of environmental remediation costs at these facilities to be approximately $9 million. For the Superfund site and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund site, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)


Superfund site, and of other liable parties at our current and former facilities, has been considered, where appropriate, in our determination of our estimated liability. We believe that any potential costs associated with our current status as a potentially responsible party in the Superfund site, or as a liable party at our current or former facilities, will not be material to our results of operations or consolidated financial position.

     We also from time to time are involved in legal proceedings, claims or investigations that are incidental to the conduct of our business. Some of these proceedings allege damages against us relating to environmental liabilities (including toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warnings issues, and other product liability related matters), taxes, employment matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. We vigorously defend ourselves against all of these claims. In future periods, we could be subjected to cash costs or non-cash charges to earnings if any of these matters is resolved on unfavorable terms. However, although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, including our assessment of the merits of the particular claim, we do not expect that these legal proceedings or claims will have any material adverse impact on our future consolidated financial position or results of operations.

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

     We provide warranties on some of our products. The warranty terms vary but range from one year up to limited lifetime warranties on some of our premium aftermarket products. Provisions for estimated expenses related to product warranty are made at the time products are sold or when specific warranty issues are identified on OE products. These estimates are established using historical information about the nature, frequency, and average cost of warranty claims. We actively study trends of our warranty claims and take action to improve product quality and minimize warranty claims. We believe that the warranty reserve is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the reserve. The reserve is included in both current and long-term liabilities on the balance sheet.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)

     Below is a table that shows the activity in the warranty accrual accounts:


                                                                      SIX MONTHS
                                                                        ENDED
                                                                       JUNE 30,
                                                                     -----------
                                                                     2007   2006
                                                                     ----   ----
                                                                      (MILLIONS)


Beginning Balance January 1,.......................................   $25    $22
Accruals related to product warranties.............................     7      9
Reductions for payments made.......................................    (5)    (9)
                                                                      ---    ---
Ending Balance June 30,............................................   $27    $22
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

     In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)." Part of this Statement was effective as of December 31, 2006, and requires companies that have defined benefit pension plans and other postretirement benefit plans to recognize the funded status of those plans on the balance sheet on a prospective basis from the effective date. The funded status of these plans is determined as of the plans' measurement dates and represents the difference between the amount of the obligations owed to participants under each plan (including the effects of future salary increases for defined benefit plans) and the fair value of each plan's assets dedicated to paying those obligations. To record the funded status of those plans, unrecognized prior service costs and net actuarial losses experienced by the plans will be recorded in the Accumulated Other Comprehensive Loss section of shareholders' equity on the balance sheet. The initial adoption as of December 31, 2006 resulted in a reduction of Accumulated Other Comprehensive Loss in shareholders' equity of $59 million.

     In addition, SFAS No. 158 requires that companies using a measurement date for their defined benefit pension plans and other postretirement benefit plans other than their fiscal year end, change the measurement date to the fiscal year end effective for fiscal years ending after December 15, 2008. Effective January 1, 2007, we elected to early adopt the measurement date provision of SFAS No.
158. Adoption of this part of the statement was not material to our financial position and results of operations. See Note 11.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This statement permits companies to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning on or after November 15, 2007. We do not believe the statement will have a material effect on our financial statements and related disclosures.

     In April 2007, the FASB issued Interpretation No. 39-1, "Amendment of FASB Interpretation No. 39". This amendment allows a reporting entity to offset fair value amounts recognized for derivative instruments with fair value amounts recognized for the right to reclaim or realize cash collateral. Additionally, this amendment requires disclosure of the accounting policy on the reporting entity's election to offset or not offset amounts for derivative instruments. FIN 39-1 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of FIN 39-1 to have a material impact on our financial statements.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)

     In May 2007, the FASB issued Interpretation No. 48-1, "Definition of Settlement in FASB Interpretation No. 48". FIN 48-1 is effective for fiscal years beginning after December 15, 2006 and provides guidance on how a reporting entity should determine when a tax position is effectively settled. We have applied FIN 48-1 in the current quarter. The adoption of FIN 48-1 did not have a material impact to our financial statements and related disclosures. See Note 5.

     In June 2007, the Emerging Issues Task Force ("EITF") issued EITF 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards". EITF 06-11 provides the final consensus on the application of paragraphs 62 and 63 of SFAS 123(R) on the accounting for income tax benefits relating to the payment of dividends on equity-classified employee share-based payment awards that are charged to retained earnings. EITF 06-11 affirms that the realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in-capital. Additionally, EITF 06-11 provides guidance on the amount of tax benefits from dividends that are reclassified from additional paid-in-capital to the income statement when an entity's estimate of forfeitures changes. EITF 06-11 is effective prospectively for the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007. Because we currently do not pay dividends on our common stock, we do not expect the adoption of EITF 06-11 to have an impact on our financial statements.

     In June 2007, the EITF issued EITF 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities". EITF 07-3 requires the deferral and capitalization of nonrefundable advance payments for goods and services that an entity will use in research and development activities pursuant to an executory contractual agreement. Expenditures which are capitalized under EITF 07-3 should be expensed as the goods are delivered or the related services are performed. EITF 07-3 is effective prospectively for fiscal years beginning after December 15, 2007 and interim periods within those fiscal years. EITF 07-3 is applicable to new contracts entered into on or after the effective date of this Issue. We do not expect the adoption of EITF 07-3 to have a material impact on our financial statements.

     (9) We have an agreement to sell an interest in some of our U.S. trade accounts receivable to a third party. Receivables become eligible for the program on a daily basis, at which time the receivables are sold to the third party, net of a factoring discount, through a wholly-owned subsidiary. Under this agreement, as well as individual agreements with third parties in Europe, we have sold accounts receivable of $148 million at June 30, 2007 and 2006. We recognized a loss of approximately $5 million for the six months ended June 30, 2007, and approximately $4 million for the six months ended June 30, 2006, on these sales of trade accounts, representing the discount from book values at which these receivables were sold to the third party. The discount rate varies based on funding cost incurred by the third party, which has averaged approximately six percent during 2007. We retain ownership of the remaining interest in the pool of receivables not sold to the third party. The retained interest represents a credit enhancement for the program. We value the retained interest based upon the amount we expect to collect from our customers, which approximates book value.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)

     (10) Earnings per share of common stock outstanding were computed as follows:


                                                        AS RESTATED                 AS RESTATED
                                                         (NOTE 2)                     (NOTE 2)
                                                       ------------                 -----------
                                        THREE MONTHS   THREE MONTHS    SIX MONTHS    SIX MONTHS
                                            ENDED          ENDED         ENDED         ENDED
                                          JUNE 30,       JUNE 30,       JUNE 30,      JUNE 30,
                                            2007           2006           2007          2006
                                        ------------   ------------   -----------   -----------
                                             (MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)


Basic earnings per share --
  Net Income..........................   $        41    $        24   $        46   $        27
                                         ===========    ===========   ===========   ===========
  Average shares of common stock
     outstanding......................    45,828,992     44,496,640    45,609,875    44,194,107
                                         ===========    ===========   ===========   ===========
  Earnings per average share of common
     stock............................   $      0.89    $      0.55   $      1.00   $      0.62
                                         ===========    ===========   ===========   ===========
Diluted earnings per share --
  Net Income..........................   $        41    $        24   $        46   $        27
                                         ===========    ===========   ===========   ===========
  Average shares of common stock
     outstanding......................    45,828,992     44,496,640    45,609,875    44,194,107
  Effect of dilutive securities:
     Restricted stock.................       139,897        452,586       203,090       458,619
     Stock options....................     1,711,994      2,225,979     1,602,957     2,222,025
                                         -----------    -----------   -----------   -----------
  Average shares of common stock
     outstanding including dilutive
     securities.......................    47,680,883     47,175,205    47,415,992    46,874,751
                                         ===========    ===========   ===========   ===========
  Earnings per average share of common
     stock............................   $      0.85    $      0.51   $      0.96   $      0.58
                                         ===========    ===========   ===========   ===========



     Options to purchase 530,581 and 611,492 shares of common stock were outstanding at June 30, 2007 and 2006, respectively, but were not included in the computation of diluted EPS because the options were anti-dilutive for the quarters ended June 30, 2007 and 2006, respectively.

     (11) Net periodic pension costs (income) and postretirement benefit costs (income) consist of the following components:


                                                         THREE MONTHS ENDED JUNE 30,
                                                ---------------------------------------------
                                                                                 POSTRETIRE-
                                                           PENSION                   MENT
                                                -----------------------------   -------------
                                                     2007            2006       2007     2006
                                                -------------   -------------   ----     ----
                                                 US   FOREIGN    US   FOREIGN    US       US
                                                ---   -------   ---   -------   ----     ----
                                                                  (MILLIONS)


Service cost -- benefits earned during the
  period......................................  $ 1     $ 2     $ 4     $ 2      $--      $ 1
Interest cost.................................    5       5       4       4        3        2
Expected return on plan assets................   (6)     (6)     (5)     (4)      --       --
Net amortization:
  Actuarial loss..............................   --       2       1       2        2        1
  Prior service cost..........................   --      --       1      --       (2)      (1)
                                                ---     ---     ---     ---      ---      ---
Net pension and postretirement costs..........  $--     $ 3     $ 5     $ 4      $ 3      $ 3
                                                ===     ===     ===     ===      ===      ===


                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)


                                                         SIX MONTHS ENDED JUNE 30,
                                              -----------------------------------------------
                                                                                 POSTRETIRE-
                                                          PENSION                    MENT
                                              -------------------------------   -------------
                                                   2007             2006        2007     2006
                                              --------------   --------------   ----     ----
                                               US    FOREIGN    US    FOREIGN    US       US
                                              ----   -------   ----   -------   ----     ----
                                                                 (MILLIONS)


Service cost -- benefits earned during the
  period....................................  $  1     $  4    $  8     $ 4      $ 1      $ 2
Interest cost...............................    10        9       9       8        5        4
Expected return on plan assets..............   (11)     (10)    (10)     (8)      --       --
Net amortization:
  Actuarial loss............................     1        3       2       3        3        3
  Prior service cost........................    --       --       2      --       (3)      (3)
                                              ----     ----    ----     ---      ---      ---
Net pension and postretirement costs........  $  1     $  6    $ 11     $ 7      $ 6      $ 6
                                              ====     ====    ====     ===      ===      ===



     Effective January 1, 2007, we froze our defined benefit plans and replaced them with additional contributions under defined contribution plans for nearly all U.S.-based salaried and non-union hourly employees.

     In September 2006, the FASB issued Statement No. 158 "Employers' Accounting for Defined Benefit and Other Postretirement Plans." Effective January 1, 2007, Tenneco elected to early-adopt the measurement date provisions of SFAS No. 158. As a result, during the first quarter of 2007, the following adjustments were made to retained earnings (accumulated deficit) and other comprehensive income (both net of tax effects):


                                                                     US   FOREIGN
                                                                    ---   -------


Retained earnings (accumulated deficit)...........................   (3)     (2)
Accumulated other comprehensive income............................    8       6


     For the six months ended June 30, 2007, we made pension contributions of approximately $4 million for our domestic pension plans and $8 million for our foreign pension plans. Based on current actuarial estimates, we believe we will be required to make approximately $17 million in contributions for the remainder of 2007.

     We made postretirement contributions of approximately $5 million during the first six months of 2007. Based on current actuarial estimates, we believe we will be required to make approximately $5 million in contributions for the remainder of 2007.

     (12) We occasionally provide guarantees that could require us to make future payments in the event that the third party primary obligor does not make its required payments. We have not recorded a liability for any of these guarantees. The only third party guarantee we have made is the performance of lease obligations by a former affiliate. Our maximum liability under this guarantee was less than $1 million at June 30, 2007 and 2006, respectively. We have no recourse in the event of default by the former affiliate. However, we have not been required to make any payments under this guarantee.

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

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)

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

     Negotiable Financial Instruments -- One of our European subsidiaries receives payment from one of its OE customers whereby the account receivables are satisfied through the delivery of negotiable financial instruments. These financial instruments are then sold at a discount to a European bank. The sales of these financial instruments are not included in the account receivables sold. Any of these financial instruments which were not sold as of June 30, 2007 and 2006 are classified as other current assets and are excluded from our definition of cash equivalents. We had sold approximately $21 million of these instruments at June 30, 2007 and $36 million at June 30, 2006.

     In certain instances several of our Chinese subsidiaries receive payment from OE customers and satisfy vendor payments through the receipt and delivery of negotiable financial instruments. Financial instruments used to satisfy vendor payables and not redeemed totaled $11 million and $5 million at June 30, 2007 and 2006, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $6 million and $11 million at June 30, 2007 and 2006, respectively, and were classified as other current assets. One of our Chinese subsidiaries is required to maintain a cash balance at a financial institution issuing the financial instruments which are used to satisfy vendor payments. The balance was less than $1 million dollars at June 30, 2007 and 2006, respectively, and was classified as cash and cash equivalents.

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

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)

     The following table summarizes certain Tenneco segment information:


                                                              AS RESTATED (NOTE 2)
                                             -----------------------------------------------------
                                                                    SEGMENT
                                             -----------------------------------------------------
                                              NORTH               ASIA    RECLASS &
                                             AMERICA   EUROPE   PACIFIC     ELIMS     CONSOLIDATED
                                             -------   ------   -------   ---------   ------------
                                                                   (MILLIONS)


AT JUNE 30, 2007 AND FOR THE THREE MONTHS
  THEN ENDED
Revenues from external customers...........   $  810   $  718     $135      $  --        $1,663
Intersegment revenues......................        2       93        4        (99)           --
Income before interest expense, income
  taxes, and minority interest.............       50       45        8         --           103
AT JUNE 30, 2006 AND FOR THE THREE MONTHS
  THEN ENDED
Revenues from external customers...........   $  523   $  596     $102      $  --        $1,221
Intersegment revenues......................        1       16        4        (21)           --
Income before interest expense, income
  taxes, and minority interest.............       37       34        2         --            73
AT JUNE 30, 2007 AND FOR THE SIX MONTHS
  THEN ENDED
Revenues from external customers...........   $1,453   $1,362     $248      $  --        $3,063
Intersegment revenues......................        4      192        7       (203)           --
Income before interest expense, income
  taxes, and minority interest.............       80       58       14         --           152
Total assets...............................    1,634    1,609      345        121         3,709
AT JUNE 30, 2006 AND FOR THE SIX MONTHS
  THEN ENDED
Revenues from external customers...........   $1,037   $1,123     $192      $  --        $2,352
Intersegment revenues......................        3       32        7        (42)           --
Income before interest expense, income
  taxes, and minority interest.............       70       42        2         --           114
Total assets...............................    1,446    1,415      268         51         3,180


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

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)

                           STATEMENT OF INCOME (LOSS)


                                                   FOR THE THREE MONTHS ENDED JUNE 30, 2007
                                    ---------------------------------------------------------------------
                                                                  TENNECO INC.
                                      GUARANTOR    NONGUARANTOR      (PARENT     RECLASS &
                                    SUBSIDIARIES   SUBSIDIARIES     COMPANY)       ELIMS     CONSOLIDATED
                                    ------------   ------------   ------------   ---------   ------------
                                                                  (MILLIONS)


REVENUES
  Net sales and operating
     revenues --
     External.....................      $783          $  880          $ --         $  --        $1,663
     Affiliated companies.........        30             223            --          (253)           --
                                        ----          ------          ----         -----        ------
                                         813           1,103            --          (253)        1,663
                                        ----          ------          ----         -----        ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below)....       719             911            --          (253)        1,377
  Engineering, research, and
     development..................        15              14            --            --            29
  Selling, general, and
     administrative...............        39              63             2            --           104
  Depreciation and amortization of
     other intangibles............        19              31            --            --            50
                                        ----          ------          ----         -----        ------
                                         792           1,019             2          (253)        1,560
                                        ----          ------          ----         -----        ------
OTHER INCOME (EXPENSE)
  Loss on sale of receivables.....        --              (3)           --            --            (3)
  Other income (loss).............         2               3             3            (5)            3
                                        ----          ------          ----         -----        ------
                                           2              --             3            (5)           --
                                        ----          ------          ----         -----        ------
INCOME BEFORE INTEREST EXPENSE,
  INCOME TAXES, MINORITY INTEREST,
  AND EQUITY IN NET INCOME FROM
  AFFILIATED COMPANIES............        23              84             1            (5)          103
                                        ----          ------          ----         -----        ------
  Interest expense --
     External (net of interest
       capitalized)...............        --               2            38            --            40
     Affiliated companies (net of
       interest income)...........        47              (5)          (42)           --            --
  Income tax expense (benefit)....       (12)             25             1             6            20
  Minority interest...............        --               2            --            --             2
                                        ----          ------          ----         -----        ------
                                         (12)             60             4           (11)           41
  Equity in net income from
     affiliated companies.........        60              --            37           (97)           --
                                        ----          ------          ----         -----        ------
NET INCOME........................      $ 48          $   60          $ 41         $(108)       $   41
                                        ====          ======          ====         =====        ======


                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)

                           STATEMENT OF INCOME (LOSS)


                                                             AS RESTATED (NOTE 2)
                                    ---------------------------------------------------------------------
                                                   FOR THE THREE MONTHS ENDED JUNE 30, 2006
                                    ---------------------------------------------------------------------
                                                                  TENNECO INC.
                                      GUARANTOR    NONGUARANTOR      (PARENT     RECLASS &
                                    SUBSIDIARIES   SUBSIDIARIES     COMPANY)       ELIMS     CONSOLIDATED
                                    ------------   ------------   ------------   ---------   ------------
                                                                  (MILLIONS)


REVENUES
  Net sales and operating
     revenues --
     External.....................      $503           $718           $ --         $  --        $1,221
     Affiliated companies.........        23            126             --          (149)           --
                                        ----           ----           ----         -----        ------
                                         526            844             --          (149)        1,221
                                        ----           ----           ----         -----        ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below)....       418            702             --          (149)          971
  Engineering, research, and
     development..................         9             13             --            --            22
  Selling, general, and
     administrative...............        48             57              1            --           106
  Depreciation and amortization of
     other intangibles............        18             29             --            --            47
                                        ----           ----           ----         -----        ------
                                         493            801              1          (149)        1,146
                                        ----           ----           ----         -----        ------
OTHER INCOME (EXPENSE)
  Loss on sale of receivables.....        --             (2)            --            --            (2)
  Other income (loss).............         2             (2)             2            (2)           --
                                        ----           ----           ----         -----        ------
                                           2             (4)             2            (2)           (2)
                                        ----           ----           ----         -----        ------
INCOME (LOSS) BEFORE INTEREST
  EXPENSE, INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN NET
  INCOME FROM AFFILIATED
  COMPANIES.......................        35             39              1            (2)           73
                                        ----           ----           ----         -----        ------
  Interest expense --
     External (net of interest
       capitalized)...............        (2)            --             37            --            35
     Affiliated companies (net of
       interest income)...........        41             (3)           (38)           --            --
  Income tax expense (benefit)....         1              8             14           (10)           13
  Minority interest...............        --              1             --            --             1
                                        ----           ----           ----         -----        ------
                                          (5)            33            (12)            8            24
  Equity in net income (loss) from
     affiliated companies.........        23             --             36           (59)           --
                                        ----           ----           ----         -----        ------
NET INCOME (LOSS).................      $ 18           $ 33           $ 24         $ (51)       $   24
                                        ====           ====           ====         =====        ======


                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)

                           STATEMENT OF INCOME (LOSS)


                                                    FOR THE SIX MONTHS ENDED JUNE 30, 2007
                                    ---------------------------------------------------------------------
                                                                  TENNECO INC.
                                      GUARANTOR    NONGUARANTOR      (PARENT     RECLASS &
                                    SUBSIDIARIES   SUBSIDIARIES     COMPANY)       ELIMS     CONSOLIDATED
                                    ------------   ------------   ------------   ---------   ------------
                                                                  (MILLIONS)


REVENUES
  Net sales and operating
     revenues --
     External.....................     $1,398         $1,665          $ --         $  --        $3,063
     Affiliated companies.........         58            429            --          (487)           --
                                       ------         ------          ----         -----        ------
                                        1,456          2,094            --          (487)        3,063
                                       ------         ------          ----         -----        ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below)....      1,279          1,764            --          (487)        2,556
  Engineering, research, and
     development..................         26             30            --            --            56
  Selling, general, and
     administrative...............         76            121             2            --           199
  Depreciation and amortization of
     other intangibles............         37             61            --            --            98
                                       ------         ------          ----         -----        ------
                                        1,418          1,976             2          (487)        2,909
                                       ------         ------          ----         -----        ------
OTHER INCOME (EXPENSE)
  Loss on sale of receivables.....         --             (5)           --            --            (5)
  Other income (loss).............          3              1             3            (4)            3
                                       ------         ------          ----         -----        ------
                                            3             (4)            3            (4)           (2)
                                       ------         ------          ----         -----        ------
INCOME BEFORE INTEREST EXPENSE,
  INCOME TAXES, MINORITY INTEREST,
  AND EQUITY IN NET INCOME FROM
  AFFILIATED COMPANIES............         41            114             1            (4)          152
                                       ------         ------          ----         -----        ------
  Interest expense --
     External (net of interest
       capitalized)...............         (1)             3            78            --            80
     Affiliated companies (net of
       interest income)...........         92             (8)          (84)           --            --
  Income tax expense (benefit)....        (24)            34             1            11            22
  Minority interest...............         --              4            --            --             4
                                       ------         ------          ----         -----        ------
                                          (26)            81             6           (15)           46
  Equity in net income (loss) from
     affiliated companies.........         81             --            40          (121)           --
                                       ------         ------          ----         -----        ------
NET INCOME (LOSS).................     $   55         $   81          $ 46         $(136)       $   46
                                       ======         ======          ====         =====        ======


                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)

                           STATEMENT OF INCOME (LOSS)



                                                             AS RESTATED (NOTE 2)
                                    ---------------------------------------------------------------------
                                                    FOR THE SIX MONTHS ENDED JUNE 30, 2006
                                    ---------------------------------------------------------------------
                                                                  TENNECO INC.
                                      GUARANTOR    NONGUARANTOR      (PARENT     RECLASS &
                                    SUBSIDIARIES   SUBSIDIARIES     COMPANY)       ELIMS     CONSOLIDATED
                                    ------------   ------------   ------------   ---------   ------------
                                                                  (MILLIONS)


REVENUES
  Net sales and operating
     revenues --
     External.....................     $1,006         $1,346          $ --         $  --        $2,352
     Affiliated companies.........         44            248            --          (292)           --
                                       ------         ------          ----         -----        ------
                                        1,050          1,594            --          (292)        2,352
                                       ------         ------          ----         -----        ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below)....        837          1,347            --          (292)        1,892
  Engineering, research, and
     development..................         17             27            --            --            44
  Selling, general, and
     administrative...............         91            114             2            --           207
  Depreciation and amortization of
     other intangibles............         35             56            --            --            91
                                       ------         ------          ----         -----        ------
                                          980          1,544             2          (292)        2,234
                                       ------         ------          ----         -----        ------
OTHER INCOME (EXPENSE)
  Loss on sale of receivables.....         --             (4)           --            --            (4)
  Other income (loss).............          5             (5)            2            (2)           --
                                       ------         ------          ----         -----        ------
                                            5             (9)            2            (2)           (4)
                                       ------         ------          ----         -----        ------
INCOME BEFORE INTEREST EXPENSE,
  INCOME TAXES, MINORITY INTEREST,
  AND EQUITY IN NET INCOME FROM
  AFFILIATED COMPANIES............         75             41            --            (2)          114
                                       ------         ------          ----         -----        ------
  Interest expense --
     External (net of interest
       capitalized)...............         (2)             1            73            --            72
     Affiliated companies (net of
       interest income)...........         78             (6)          (72)           --            --
  Income tax expense (benefit)....          4             11            26           (28)           13
  Minority interest...............         --              2            --            --             2
                                       ------         ------          ----         -----        ------
                                           (5)            33           (27)           26            27
  Equity in net income (loss) from
     affiliated companies.........         26             --            54           (80)           --
                                       ------         ------          ----         -----        ------
NET INCOME (LOSS).................     $   21         $   33          $ 27         $ (54)       $   27
                                       ======         ======          ====         =====        ======


                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)

                                  BALANCE SHEET



                                                               JUNE 30, 2007
                                     -----------------------------------------------------------------
                                                                 TENNECO INC.
                                       GUARANTOR   NONGUARANTOR     (PARENT    RECLASS &
                                     SUBSIDIARIES  SUBSIDIARIES    COMPANY)      ELIMS    CONSOLIDATED
                                     ------------  ------------  ------------  ---------  ------------
                                                                 (MILLIONS)



               ASSETS
Current assets:
  Cash and cash equivalents........     $    9        $  159        $   --      $     --     $  168
  Receivables, net.................        531         1,233            24          (871)       917
  Inventories......................        195           328            --            --        523
  Deferred income taxes............         34            17            36           (30)        57
  Prepayments and other............         21           133            --            --        154
                                        ------        ------        ------      --------     ------
                                           790         1,870            60          (901)     1,819
                                        ------        ------        ------      --------     ------
Other assets:
  Investment in affiliated
     companies.....................        664            --         1,169        (1,833)        --
  Notes and advances receivable
     from affiliates...............      3,472           222         5,112        (8,806)        --
  Long-term notes receivable, net..          2            22            --            --         24
  Goodwill.........................        135            71            --            --        206
  Intangibles, net.................         --             9            --            (1)         8
  Deferred income taxes............        347            64           197          (196)       412
  Other............................         39            70            27            --        136
                                        ------        ------        ------      --------     ------
                                         4,659           458         6,505       (10,836)       786
                                        ------        ------        ------      --------     ------
Plant, property, and equipment, at
  cost.............................        965         1,802            --            --      2,767
  Less -- Reserves for depreciation
     and amortization..............        643         1,020            --            --      1,663
                                        ------        ------        ------      --------     ------
                                           322           782            --            --      1,104
                                        ------        ------        ------      --------     ------
                                        $5,771        $3,110        $6,565      $(11,737)    $3,709
                                        ======        ======        ======      ========     ======

   LIABILITIES AND SHAREHOLDERS'
               EQUITY
Current liabilities:
  Short-term debt (including
     current maturities of long-
     term debt)
     Short-term debt -- non-
       affiliated..................     $   --        $   29        $    2      $     --     $   31
     Short-term
       debt -- affiliated..........        272           463            10          (745)        --
  Trade payables...................        390           783            --          (124)     1,049
  Accrued taxes....................         44            31            --           (26)        49
  Other............................        120           121            30            (2)       269
                                        ------        ------        ------      --------     ------
                                           826         1,427            42          (897)     1,398
                                        ------        ------        ------      --------     ------
Long-term debt -- non-affiliated...         --             9         1,410            --      1,419
Long-term debt -- affiliated.......      3,989            38         4,779        (8,806)        --
Deferred income taxes..............        208           103            --          (190)       121
Postretirement benefits and other
  liabilities......................        294           104             8             7        413
Commitments and contingencies
Minority interest..................         --            32            --            --         32
Shareholder's equity...............        454         1,397           326        (1,851)       326
                                        ------        ------        ------      --------     ------
                                        $5,771        $3,110        $6,565      $(11,737)    $3,709
                                        ======        ======        ======      ========     ======


                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)

                                  BALANCE SHEET



                                                            AS RESTATED (NOTE 2)
                                     -----------------------------------------------------------------
                                                             DECEMBER 31, 2006
                                     -----------------------------------------------------------------
                                                                 TENNECO INC.
                                       GUARANTOR   NONGUARANTOR     (PARENT    RECLASS &
                                     SUBSIDIARIES  SUBSIDIARIES    COMPANY)      ELIMS    CONSOLIDATED
                                     ------------  ------------  ------------  ---------  ------------
                                                                 (MILLIONS)


               ASSETS
Current assets:
  Cash and cash equivalents........     $   57        $  146        $   (1)     $     --     $  202
  Receivables, net.................        333           828            23          (589)       595
  Inventories......................        138           303            --            --        441
  Deferred income taxes............         34            12             7            (2)        51
  Prepayments and other............         24           102            --            --        126
                                        ------        ------        ------      --------     ------
                                           586         1,391            29          (591)     1,415
                                        ------        ------        ------      --------     ------
Other assets:
  Investment in affiliated
     companies.....................        587            --         1,108        (1,695)        --
  Notes and advances receivable
     from affiliates...............      3,442           215         5,012        (8,669)        --
  Long-term notes receivable, net..          2            27            (3)           --         26
  Goodwill.........................        135            68            --            --        203
  Intangibles, net.................         --             9            (1)           --          8
  Deferred income taxes............        327            67           200          (197)       397
  Other............................         34            70            28            --        132
                                        ------        ------        ------      --------     ------
                                         4,527           456         6,344       (10,561)       766
                                        ------        ------        ------      --------     ------
Plant, property, and equipment, at
  cost.............................        949         1,694            --            --      2,643
  Less -- Accumulated depreciation
     and amortization..............        621           929            --            --      1,550
                                        ------        ------        ------      --------     ------
                                           328           765            --            --      1,093
                                        ------        ------        ------      --------     ------
                                        $5,441        $2,612        $6,373      $(11,152)    $3,274
                                        ======        ======        ======      ========     ======

   LIABILITIES AND SHAREHOLDERS'
               EQUITY
Current liabilities:
  Short-term debt (including
     current maturities of long-
     term debt)
     Short-term debt -- non-
       affiliated..................     $   --        $   26        $    2      $     --     $   28
     Short-term
       debt -- affiliated..........        211           281            10          (502)        --
  Trade payables...................        248           618            (1)          (84)       781
  Accrued taxes....................         16            33             1            (1)        49
  Other............................        119           114            32            (4)       261
                                        ------        ------        ------      --------     ------
                                           594         1,072            44          (591)     1,119
                                        ------        ------        ------      --------     ------
Long-term debt-non-affiliated......         --            10         1,347            --      1,357
Long-term debt-affiliated..........      3,872            49         4,748        (8,669)        --
Deferred income taxes..............        212            92            --          (197)       107
Postretirement benefits and other
  liabilities......................        311           111             8             7        437
Commitments and contingencies
Minority interest..................         --            28            --            --         28
Shareholders' equity...............        452         1,250           226        (1,702)       226
                                        ------        ------        ------      --------     ------
                                        $5,441        $2,612        $6,373      $(11,152)    $3,274
                                        ======        ======        ======      ========     ======


                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)

                             STATEMENT OF CASH FLOWS



                                                            SIX MONTHS ENDED JUNE 30, 2007
                                        ---------------------------------------------------------------------
                                                                      TENNECO INC.
                                          GUARANTOR    NONGUARANTOR      (PARENT     RECLASS &
                                        SUBSIDIARIES   SUBSIDIARIES     COMPANY)       ELIMS     CONSOLIDATED
                                        ------------   ------------   ------------   ---------   ------------
                                                                      (MILLIONS)


OPERATING ACTIVITIES
Net cash provided (used) by operating
  activities.........................       $ 118          $ 10           $(158)       $   4         $ (26)
                                            -----          ----           -----        -----         -----
INVESTING ACTIVITIES
Net proceeds from the sale of
  assets.............................           1             1              --           (1)            1
Expenditures for plant, property, and
  equipment..........................         (27)          (45)             --           (3)          (75)
Expenditures for software related
  intangible assets..................          (6)           (4)             --           (1)          (11)
Acquisition of businesses............          --            --              --           --            --
Investments and other................          --             2              --           --             2
                                            -----          ----           -----        -----         -----
Net cash used by investing
  activities.........................         (32)          (46)             --           (5)          (83)
                                            -----          ----           -----        -----         -----
FINANCING ACTIVITIES
Issuance of common stock.............          --            --               4           --             4
Issuance of long-term debt...........                                       150                        150
Debt issuance cost of long-term
  debt...............................          --            --              (6)          --            (6)
Retirement of long -- term debt......          --            (2)           (470)         113          (359)
Net increase (decrease) in revolver
  borrowings and short-term debt
  excluding current maturities of
  long-term debt.....................          --             2             383         (112)          273
Intercompany dividends and net
  increase (decrease) in intercompany
  obligations........................        (133)           36              97           --            --
Distribution to minority interest
  partners...........................          --            (1)             --           --            (1)
Other................................          --            --                           --
                                            -----          ----           -----        -----         -----
Net cash provided (used) by financing
  activities.........................        (133)           35             158            1            61
                                            -----          ----           -----        -----         -----
Effect of foreign exchange rate
  changes on cash and cash
  equivalents........................          --            14              --           --            14
                                            -----          ----           -----        -----         -----
Increase (decrease) in cash and cash
  equivalents........................         (47)           13              --           --           (34)
Cash and cash equivalents, January
  1..................................          56           146              --           --           202
                                            -----          ----           -----        -----         -----
Cash and cash equivalents, June 30
  (Note).............................       $   9          $159           $  --        $  --         $ 168
                                            =====          ====           =====        =====         =====




NOTE: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)

                                STATEMENT OF CASH FLOWS




                                                                AS RESTATED (NOTE 2)
                                       ---------------------------------------------------------------------
                                                           SIX MONTHS ENDED JUNE 30, 2006
                                       ---------------------------------------------------------------------
                                                                     TENNECO INC.
                                         GUARANTOR    NONGUARANTOR      (PARENT     RECLASS &
                                       SUBSIDIARIES   SUBSIDIARIES     COMPANY)       ELIMS     CONSOLIDATED
                                       ------------   ------------   ------------   ---------   ------------
                                                                     (MILLIONS)


OPERATING ACTIVITIES
Net cash provided (used) by operating
  activities.........................      $ 188          $ 10           $(138)        $--          $ 60
                                           -----          ----           -----         ---          ----
INVESTING ACTIVITIES
Net proceeds from the sale of
  assets.............................         --             2              --          --             2
Expenditures for plant, property, and
  equipment..........................        (45)          (44)             --          --           (89)
Expenditures for software related
  intangible assets..................         (4)           (2)             --          --            (6)
Acquisition of businesses............         --            --              --          --            --
Investments and other................         --             1              --          --             1
                                           -----          ----           -----         ---          ----
Net cash used by investing
  activities.........................        (49)          (43)             --          --           (92)
                                           -----          ----           -----         ---          ----
FINANCING ACTIVITIES
Issuance of common shares............         --            --              10          --            10
Retirement of long-term debt.........         --            (1)             (1)         --            (2)
Net decrease in revolver borrowings
  and short-term debt excluding
  current maturities of long-term
  debt...............................         --            (3)             --          --            (3)
Intercompany dividends and net
  increase (decrease) in intercompany
  obligations........................       (158)           29             129          --            --
Distribution to minority interest
  partners...........................         --            (1)             --          --            (1)
Other................................         --             2              --          --             2
                                           -----          ----           -----         ---          ----
Net cash provided (used) by financing
  activities.........................       (158)           26             138          --             6
                                           -----          ----           -----         ---          ----
Effect of foreign exchange rate
  changes on cash and cash
  equivalents........................         --             8              --          --             8
                                           -----          ----           -----         ---          ----
Increase (decrease) in cash and cash
  equivalents........................        (19)            1              --          --           (18)
Cash and cash equivalents, January
  1..................................         31           110              --          --           141
                                           -----          ----           -----         ---          ----
Cash and cash equivalents, June 30
  (Note).............................      $  12          $111           $  --         $--          $123
                                           =====          ====           =====         ===          ====




NOTE: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)

                                STATEMENT OF CASH FLOWS



                                                       THREE MONTHS ENDED JUNE 30, 2007
                                    ---------------------------------------------------------------------
                                                                  TENNECO INC.
                                      GUARANTOR    NONGUARANTOR      (PARENT     RECLASS &
                                    SUBSIDIARIES   SUBSIDIARIES     COMPANY)       ELIMS     CONSOLIDATED
                                    ------------   ------------   ------------   ---------   ------------
                                                                  (MILLIONS)


OPERATING ACTIVITIES
Net cash provided (used) by
  operating activities............      $ 94           $  43          $ (76)        $  6         $ 67
                                        ----           -----          -----         ----         ----
INVESTING ACTIVITIES
Net proceeds from the sale of
  assets..........................         1               1             --           (1)           1
Expenditures for plant, property,
  and equipment...................       (11)            (21)            --           (4)         (36)
Expenditures for intangible
  assests.........................        (1)             (2)            --           (1)          (4)
Acquisition of businesses.........        --              --             --           --           --
Investments and other.............        --               2             --           (1)           1
                                        ----           -----          -----         ----         ----
Net cash used by investing
  activities......................       (11)            (20)            --           (7)         (38)
                                        ----           -----          -----         ----         ----
FINANCING ACTIVITIES
Issuance of common shares.........        --              --              2           --            2
Retirement of long-term debt......        --              (2)          (113)         113           (2)
Net decrease in revolver
  borrowings and short-term debt
  excluding current maturities of
  long-term debt..................        --            (104)           165          (68)          (7)
Intercompany dividends and net
  increase (decrease) in
  intercompany obligations........       (74)             95             23          (44)          --
Other.............................        --              --             (1)          --           (1)
                                        ----           -----          -----         ----         ----
Net cash provided (used) by
  financing activities............       (74)            (11)            76            1           (8)
                                        ----           -----          -----         ----         ----
Effect of foreign exchange rate
  changes on cash and cash
  equivalents.....................        --              11             --           --           11
                                        ----           -----          -----         ----         ----
Increase (decrease) in cash and
  cash equivalents................         9              23             --           --           32
Cash and cash equivalents, April
  1...............................        --             136             --           --          136
                                        ----           -----          -----         ----         ----
Cash and cash equivalents, June 30
  (Note)..........................      $  9           $ 159          $  --         $ --         $168
                                        ====           =====          =====         ====         ====




NOTE: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)

                                STATEMENT OF CASH FLOWS



                                                       THREE MONTHS ENDED JUNE 30, 2006
                                    ---------------------------------------------------------------------
                                                                  TENNECO INC.
                                      GUARANTOR    NONGUARANTOR      (PARENT     RECLASS &
                                    SUBSIDIARIES   SUBSIDIARIES     COMPANY)       ELIMS     CONSOLIDATED
                                    ------------   ------------   ------------   ---------   ------------
                                                                  (MILLIONS)


OPERATING ACTIVITIES
Net cash provided (used) by
  operating activities............      $ 150          $ (7)          $(70)         $--          $ 73
                                        -----          ----           ----          ---          ----
INVESTING ACTIVITIES
Net proceeds from the sale of
  assets..........................         --             2             --           --             2
Expenditures for plant, property,
  and equipment...................        (19)          (23)            --           --           (42)
Expenditures for software related
  intangible assets...............         (3)           --             --           --            (3)
Acquisition of businesses.........         --            --             --           --            --
Investments and other.............         --             1             --           --             1
                                        -----          ----           ----          ---          ----
Net cash used by investing
  activities......................        (22)          (20)            --           --           (42)
                                        -----          ----           ----          ---          ----
FINANCING ACTIVITIES
Issuance of common shares.........         --            --              2           --             2
Retirement of long-term debt......         --            --             (1)          --            (1)
Net decrease in revolver
  borrowings and short-term debt
  excluding current maturities of
  long-term debt..................         --            --            (12)          --           (12)
Intercompany dividends and net
  increase (decrease) in
  intercompany obligations........       (116)           35             81           --            --
Other.............................         --             2             --           --             2
                                        -----          ----           ----          ---          ----
Net cash provided (used) by
  financing activities............       (116)           37             70           --            (9)
                                        -----          ----           ----          ---          ----
Effect of foreign exchange rate
  changes on cash and cash
  equivalents.....................         --             5             --           --             5
                                        -----          ----           ----          ---          ----
Increase (decrease) in cash and
  cash equivalents................         12            15             --           --            27
Cash and cash equivalents, April
  1...............................         --            96             --           --            96
                                        -----          ----           ----          ---          ----
Cash and cash equivalents, June 30
  (Note)..........................      $  12          $111           $ --          $--          $123
                                        =====          ====           ====          ===          ====




NOTE: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

     We are one of the world's leading manufacturers of automotive emission control and ride control products and systems. We serve both original equipment
(OE) vehicle designers and manufacturers and the repair and replacement markets, or aftermarket, globally through leading brands, including Monroe(R), Rancho(R), Clevite(R) Elastomers and Fric Rot(TM) ride control products and Walker(R), Fonos(TM) and Gillet(TM) emission control products. Worldwide we serve more than 35 different original equipment manufacturers, and our products or systems are included on nine of the top 10 passenger car models produced for sale in Europe and nine of the top 10 light truck and SUV models produced for sale in North America for 2006. Our aftermarket customers are comprised of full-line and specialty warehouse distributors, retailers, jobbers, installer chains and car dealers. We operate more than 80 manufacturing facilities worldwide and employ approximately 19,000 people to service our customers' demands.

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

     The numbers reported as of June 30, 2006 and for the three and six months then ended have been restated. See Note 2.

     Total revenues for the second quarter of 2007 were $1,663 million, compared to $1,221 million in the second quarter of 2006. Excluding the impact of currency and substrate sales, revenue was up $156 million, from $1,008 million to $1,164 million, driven primarily by large North American OE emission control platform launches, as well as continued new business and higher OE production rates in European OE businesses and expanding markets like China. In addition to the benefit of the new launches, our geographic balance, broad platform diversity and wide customer base helped offset the overall North American industry production decline.

     Gross margin in the second quarter of 2007 was 17.2 percent, down 3.3 percentage points from 20.5 percent in 2006. Substantially higher substrate sales, which typically carry lower margins, primarily from newly launched diesel truck platforms in North America, reduced OE ride control sales for commercial vehicles due to the significant production decline in that industry, and a shift toward a lower percentage of total revenue generated by higher margin aftermarket business all negatively impacted overall gross margin. Increased steel and other material costs were offset by cost reduction initiatives, material substitutions, low cost country sourcing, steel price recovery efforts with aftermarket and OE customers, as well as improved efficiencies from Lean manufacturing and Six Sigma programs.

     We reported selling, general, administrative and engineering expenses in the second quarter of 2007 at 8.0 percent of revenues, as compared to 10.5 percent of revenues for the second quarter of 2006. The improvement was due to leveraging our higher revenues and keeping our SG&A expenses relatively flat to last year, while continuing to invest in engineering and technology development for OE emission control and ride control businesses globally.

     Earnings before interest expense, taxes and minority interest ("EBIT") was $103 million for the second quarter of 2007, up $30 million from the $73 million reported in the second quarter of 2006. Global sales growth on OE platforms featuring advanced technology content, operational efficiencies and lower costs for restructuring and new aftermarket customer changeovers drove the year-over-year improvement.

     Total revenues for the first six months of 2007 were $3,063 million, compared to $2,352 million for the first six months of 2006. Excluding the impact of currency and substrate sales, revenue was up $241 million, from $1,943 million to $2,184 million, driven primarily by new launches in North America and strong OE volumes in Europe. In addition to the benefit of the new launches, our geographic balance and diverse customer base helped offset the overall North American industry production decline.

     Gross margin in the first half of 2007 was 16.6 percent, down 3.0 percentage points from 19.6 percent in 2006. Higher substrate sales, which typically carry lower margins, driven by significant diesel platform launches in North America diluted gross margin. As these high volume new platforms launched, we also saw our revenue mix shift from higher-margin aftermarket revenues to OE revenues. Increased steel and other material costs were more than offset by cost reduction initiatives, material substitutions, low cost country sourcing, steel price recovery efforts with aftermarket and OE customers, as well as improved efficiencies from Lean manufacturing and Six Sigma programs.

     We reported selling, general, administrative and engineering expenses in the first six months of 2007 at 8.3 percent of revenues, as compared to 10.7 percent of revenues for the first six months of 2006. The improvement was due to leveraging our higher revenues and reducing our SG&A expenses, while continuing to increase our investment in engineering and technology development to prepare to meet customer needs for more stringent environmental regulations.

     EBIT was $152 million for the first half of 2007, up $38 million from the $114 million for 2006. Global sales growth on OE platforms, benefits from the company's ongoing manufacturing efficiency programs, favorable currency and lower restructuring charges and aftermarket customer changeover costs more than offset higher material costs and reduced North American industry production volumes.

RESULTS FROM OPERATIONS

NET SALES AND OPERATING REVENUES FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND
2006

     The following tables reflect our revenues for the second quarters of 2007 and 2006. We present these reconciliations of revenues in order to reflect the trend in our sales in various product lines and geographic regions separately from the effects of doing business in currencies other than the U.S. dollar. We have not reflected any currency impact in the 2006 table since this is the base period for measuring the effects of currency during 2007 on our operations. We believe investors find this information useful in understanding period-to-period comparisons in our revenues.

     Additionally, we show the component of our revenue represented by substrate sales in the following table. While we generally have primary design, engineering and manufacturing responsibility for OE emission control systems, we do not manufacture substrates. Substrates are porous ceramic filters coated with a catalyst -- precious metals such as platinum, palladium and rhodium. These are supplied to us by Tier 2 suppliers and directed by our OE customers. We generally earn a small margin on these components of the system. As the need for more sophisticated emission control solutions increases to meet more stringent environmental regulations, and as we capture more diesel aftertreatment business, these substrate components have been increasing as a percentage of our revenue. While these substrates dilute our gross margin percentage they are a necessary component of an emission control system. We view the growth of substrates as a key indicator that our value add content in an emission control system is moving toward the higher technology hot-end gas and diesel business.

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

     We present these substrate sales separately in the following table because we believe investors utilize this information to understand the impact of this portion of our revenues on our overall business and because it removes the impact of potentially volatile precious metals pricing from our revenues. While our original equipment customers generally assume the risk of precious metals pricing volatility, it impacts our reported revenues. Excluding "substrate" catalytic converter and diesel particulate filter sales removes this impact.


                                                     THREE MONTHS ENDED JUNE 30, 2007
                                        ----------------------------------------------------------
                                                                          SUBSTRATE     REVENUES
                                                                            SALES       EXCLUDING
                                                               REVENUES   EXCLUDING   CURRENCY AND
                                                   CURRENCY   EXCLUDING    CURRENCY     SUBSTRATE
                                        REVENUES    IMPACT     CURRENCY     IMPACT        SALES
                                        --------   --------   ---------   ---------   ------------
                                                                (MILLIONS)


North America Original Equipment
  Ride Control........................   $  132       $--       $  132       $ --        $  132
  Emission Control....................      529        --          529        266           263
                                         ------       ---       ------       ----        ------
     Total North America Original
       Equipment......................      661        --          661        266           395
North America Aftermarket
  Ride Control........................      110        --          110         --           110
  Emission Control....................       39        --           39         --            39
                                         ------       ---       ------       ----        ------
     Total North America Aftermarket..      149        --          149         --           149
       Total North America............      810        --          810        266           544
Europe Original Equipment
  Ride Control........................      107         6          101         --           101
  Emission Control....................      406        23          383        137           246
                                         ------       ---       ------       ----        ------
     Total Europe Original Equipment..      513        29          484        137           347
Europe Aftermarket
  Ride Control........................       61         4           57         --            57
  Emission Control....................       63         4           59         --            59
                                         ------       ---       ------       ----        ------
     Total Europe Aftermarket.........      124         8          116         --           116
South America & India.................       81         6           75         10            65
     Total Europe, South America &
       India..........................      718        43          675        147           528
Asia..................................       85        --           85         30            55
Australia.............................       50         6           44          7            37
                                         ------       ---       ------       ----        ------
     Total Asia Pacific...............      135         6          129         37            92
                                         ------       ---       ------       ----        ------
Total Tenneco.........................   $1,663       $49       $1,614       $450        $1,164
                                         ======       ===       ======       ====        ======


                                                                AS RESTATED
                                        ----------------------------------------------------------
                                                     THREE MONTHS ENDED JUNE 30, 2006
                                        ----------------------------------------------------------
                                                                          SUBSTRATE     REVENUES
                                                                            SALES       EXCLUDING
                                                               REVENUES   EXCLUDING   CURRENCY AND
                                                   CURRENCY   EXCLUDING    CURRENCY     SUBSTRATE
                                        REVENUES    IMPACT     CURRENCY     IMPACT        SALES
                                        --------   --------   ---------   ---------   ------------
                                                                (MILLIONS)


North America Original Equipment
  Ride Control........................   $  131       $--       $  131       $ --        $  131
  Emission Control....................      236        --          236         61           175
                                         ------       ---       ------       ----        ------
     Total North America Original
       Equipment......................      367        --          367         61           306
North America Aftermarket
  Ride Control........................      112        --          112         --           112
  Emission Control....................       44        --           44         --            44
                                         ------       ---       ------       ----        ------
     Total North America Aftermarket..      156        --          156         --           156
       Total North America............      523        --          523         61           462
Europe Original Equipment
  Ride Control........................       98        --           98         --            98
  Emission Control....................      314        --          314        120           194
                                         ------       ---       ------       ----        ------
     Total Europe Original Equipment..      412        --          412        120           292
Europe Aftermarket
  Ride Control........................       54        --           54         --            54
  Emission Control....................       64        --           64         --            64
                                         ------       ---       ------       ----        ------
     Total Europe Aftermarket.........      118        --          118         --           118
South America & India.................       66        --           66          8            58
     Total Europe, South America &
       India..........................      596        --          596        128           468
Asia..................................       58        --           58         19            39
Australia.............................       44        --           44          5            39
                                         ------       ---       ------       ----        ------
     Total Asia Pacific...............      102        --          102         24            78
                                         ------       ---       ------       ----        ------
Total Tenneco.........................   $1,221       $--       $1,221       $213        $1,008
                                         ======       ===       ======       ====        ======



     Revenues from our North American operations increased $287 million in the second quarter of 2007 compared to the same period last year. Higher sales from new North American OE platform launches more than offset lower aftermarket revenues. North American OE emission control revenues were up $293 million in the second quarter of 2007. Excluding substrate sales, revenues were up $88 million compared to last year. This increase was primarily due to significant new OE platform launches which included the Ford Super Duty gas and diesel pick up trucks, GM's three-quarter ton gasoline powered pick-up trucks, GM's light duty pick-up trucks and vans with the Duramax diesel engines, GM's new Lambda crossover, the International Truck and Engine medium duty diesel platform, Toyota's Tundra gasoline pick-up truck and the Dodge Ram three-quarter ton diesel pick-up truck. North American OE ride control revenues for the second quarter of 2007 were up $1 million from the prior year. Increased ride-control content on the GMT900 platform and strong sales on Ford's Super Duty truck offset lower heavy duty and commercial vehicle volumes. Our total North American OE revenues, excluding substrate sales and currency, increased 29 percent in the second quarter of 2007 compared to second quarter of 2006 despite the North American light vehicle production rate decrease of three percent. Aftermarket revenues for North America were $149 million in the second quarter of 2007, a decrease of $7 million compared to the prior year, driven by lower volumes in both product lines due to soft market conditions. These volume decreases were partially offset by price increases to recover steel costs. Aftermarket ride control revenues decreased three percent in the second quarter of 2007 while aftermarket emission control revenues decreased 11 percent in the second quarter of 2007.

     Our European, South American and Indian segment's revenues increased $122 million, or 20 percent, in the second quarter of 2007 compared to last year. The second quarter total European light vehicle industry production increased four percent from the second quarter of 2006. Europe OE emission control revenues of $406 million in the second quarter of 2007 were up 29 percent as compared to the second quarter of last year. Excluding a $17 million increase in substrate sales and $23 million due to the impact of currency, Europe OE emission control revenues increased 27 percent over 2006, due to a growing position on the hot-end of exhaust platforms. In addition, higher volumes on the BMW 3-Series, Volvo C30 hatchback, PSA Picasso, Mercedes Benz E - Class and Ford Mondeo drove the improvement. Europe OE ride control revenues of $107 million in the second quarter of 2007 were up nine percent year-over-year. Excluding currency, revenues increased by two percent in the 2007 second quarter due to favorable volumes on the Ford Focus, VW Transporter and Renault's Dacia Logan, partially offset by lower volumes on the Renault Scenic and Audi A6. European aftermarket revenues increased $6 million in the second quarter of 2007 compared to last year. When adjusted for currency, aftermarket revenues were relatively flat year over year. Excluding the $4 million impact of currency, ride control aftermarket revenues were up six percent due to strong volumes and improved pricing. Emission control aftermarket revenues were down six percent, excluding $4 million in currency benefit, due to lower volumes which more than offset improved pricing. South American and Indian revenues were $81 million during the second quarter of 2007, compared to $66 million in the prior year. Stronger OE and aftermarket sales and currency appreciation drove this increase.

     Revenues from our Asia Pacific segment increased $33 million to $135 million in the second quarter of 2007 compared to the same period last year. Excluding the impact of substrate sales and currency, revenues increased to $92 million from $78 million in the prior year. Asian revenues for the second quarter of 2007 were $85 million, up 48 percent from last year. This increase was primarily due to higher OE sales in China driven by new launches and higher emission control volumes on existing platforms. Second quarter revenues for Australia increased 14 percent to $50 million. Excluding higher substrate sales and favorable currency of $6 million, Australian revenue was down $2 million due to lower volumes.

NET SALES FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006


                                                       SIX MONTHS ENDED JUNE 30, 2007
                                        ------------------------------------------------------------
                                                                            SUBSTRATE     REVENUES
                                                                              SALES       EXCLUDING
                                                                 REVENUES   EXCLUDING   CURRENCY AND
                                                     CURRENCY   EXCLUDING    CURRENCY     SUBSTRATE
                                         REVENUES     IMPACT     CURRENCY     IMPACT        SALES
                                        ----------   --------   ---------   ---------   ------------
                                        (MILLIONS)


North America Original Equipment
  Ride Control........................    $  265        $--       $  265       $ --        $  265
  Emission Control....................       905         --          905        432           473
                                          ------        ---       ------       ----        ------
     Total North America Original
       Equipment......................     1,170         --        1,170        432           738
North America Aftermarket
  Ride Control........................       208         --          208         --           208
  Emission Control....................        75         --           75         --            75
                                          ------        ---       ------       ----        ------
     Total North America Aftermarket..       283         --          283         --           283
       Total North America............     1,453         --        1,453        432         1,021
Europe Original Equipment
  Ride Control........................       214         16          198         --           198
  Emission Control....................       793         52          741        263           478
                                          ------        ---       ------       ----        ------
     Total Europe Original Equipment..     1,007         68          939        263           676
Europe Aftermarket
  Ride Control........................       100          6           94         --            94
  Emission Control....................       104          8           96         --            96
                                          ------        ---       ------       ----        ------
     Total Europe Aftermarket.........       204         14          190         --           190
South America & India.................       151          7          144         18           126
     Total Europe, South America &
       India..........................     1,362         89        1,273        281           992
Asia..................................       155         --          155         56            99
Australia.............................        93          9           84         12            72
                                          ------        ---       ------       ----        ------
     Total Asia Pacific...............       248          9          239         68           171
                                          ------        ---       ------       ----        ------
Total Tenneco.........................    $3,063        $98       $2,965       $781        $2,184
                                          ======        ===       ======       ====        ======


                                                                AS RESTATED
                                        ----------------------------------------------------------
                                                      SIX MONTHS ENDED JUNE 30, 2006
                                        ----------------------------------------------------------
                                                                          SUBSTRATE     REVENUES
                                                                            SALES       EXCLUDING
                                                               REVENUES   EXCLUDING   CURRENCY AND
                                                   CURRENCY   EXCLUDING    CURRENCY     SUBSTRATE
                                        REVENUES    IMPACT     CURRENCY     IMPACT        SALES
                                        --------   --------   ---------   ---------   ------------
                                                                (MILLIONS)


North America Original Equipment
  Ride Control........................   $  262       $--       $  262       $ --        $  262
  Emission Control....................      479        --          479        127           352
                                         ------       ---       ------       ----        ------
     Total North America Original
       Equipment......................      741        --          741        127           614
North America Aftermarket
  Ride Control........................      212        --          212         --           212
  Emission Control....................       84        --           84         --            84
                                         ------       ---       ------       ----        ------
     Total North America Aftermarket..      296        --          296         --           296
       Total North America............    1,037        --        1,037        127           910
Europe Original Equipment
  Ride Control........................      193        --          193         --           193
  Emission Control....................      606        --          606        222           384
                                         ------       ---       ------       ----        ------
     Total Europe Original Equipment..      799        --          799        222           577
Europe Aftermarket
  Ride Control........................       90        --           90         --            90
  Emission Control....................      103        --          103         --           103
                                         ------       ---       ------       ----        ------
     Total Europe Aftermarket.........      193        --          193         --           193
South America & India.................      131        --          131         15           116
     Total Europe, South America &
       India..........................    1,123        --        1,123        237           886
Asia..................................      108        --          108         36            72
Australia.............................       84        --           84          9            75
                                         ------       ---       ------       ----        ------
     Total Asia Pacific...............      192        --          192         45           147
                                         ------       ---       ------       ----        ------
Total Tenneco.........................   $2,352       $--       $2,352       $409        $1,943
                                         ======       ===       ======       ====        ======



     Revenues from our North American operations increased $416 million in the first six months of 2007 compared to the same period last year. Higher sales from new North American OE platform launches more than offset lower aftermarket revenues. North American OE emission control revenues were up $426 million in the first six months of 2007. Excluding substrate sales, revenues were up $121 million compared to last year. This increase was primarily due to significant new OE platform launches as discussed in the three month discussion above. North American OE ride control revenues for the first six months of 2007 were up $3 million from the prior year. Increased ride-control content on the GMT900 platform more than offset lower heavy duty and commercial vehicle volumes. Our total North American OE revenues, excluding substrate sales and currency, increased 20 percent in the first six months of 2007 compared to the first six months of 2006 despite the North American light vehicle production rate decrease of five percent. Aftermarket revenues for North America were $283 million in the first six months of 2007, a decrease of $13 million compared to the prior year, driven by lower volumes in both product lines due to soft market conditions. These volume decreases were partially offset by price increases to recover steel costs. Aftermarket ride control revenues decreased two percent in the first six months of 2007 while aftermarket emission control revenues decreased 11 percent in the first six months of 2007.

     Our European, South American and Indian segment's revenues increased $239 million, or 21 percent, in the first six months of 2007 compared to last year. The first six months total European light vehicle industry production increased five percent from the first six months of 2006. Europe OE emission control revenues of $793 million in the first six months of 2007 were up 31 percent as compared to the first six months of last year. Excluding a $41 million increase in substrate sales and $52 million due to the impact of currency, Europe OE emission control revenues increased 24 percent over 2006, due to a growing position on the hot-end of exhaust platforms, new launches and higher OE production levels as discussed in the three month discussion above. Europe OE ride control revenues of $214 million in the first six months of 2007 were up 11 percent year-over-year. Excluding currency, revenues increased by three percent in the the first six months of 2007 due to improved volumes on the Ford Focus and the Audi A6 for both conventional and electronic shocks, and the Ford Galaxy and Mondeo for electronic shocks. European aftermarket revenues increased $11 million in the first six months of 2007 compared to last year. When adjusted for currency, aftermarket revenues were down one percent. Excluding the $6 million impact of currency, ride control aftermarket revenues were up four percent due to strong volumes and improved pricing. Emission control aftermarket revenues were down six percent, excluding $8 million in currency benefit, due to lower volumes which more than offset improved pricing. South American and Indian revenues were $151 million during the first six months of 2007, compared to $131 million in the prior year. Stronger OE and aftermarket sales and currency appreciation drove this increase.

     Revenues from our Asia Pacific segment, increased $56 million to $248 million in the first six months of 2007 compared to the same period last year. Excluding the impact of substrate sales and currency, revenues increased to $171 million from $147 million in the prior year. Asian revenues for the first six months of 2007 were $155 million, up 44 percent from last year. This increase was primarily due to higher OE sales in China driven by new launches and higher emission control volumes on existing platforms. Revenues for the first six months of 2007 for Australia increased 10 percent to $93 million. Excluding higher substrate sales and favorable currency of $9 million, Australian revenue was down $3 million due to lower volumes.

EARNINGS BEFORE INTEREST EXPENSE, INCOME TAXES AND MINORITY INTEREST ("EBIT") FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006


                                                                     AS RESTATED
                                                                    ------------
                                                     THREE MONTHS   THREE MONTHS
                                                         ENDED          ENDED
                                                       JUNE 30,       JUNE 30,
                                                         2007           2006       CHANGE
                                                     ------------   ------------   ------
                                                                     (MILLIONS)


North America......................................      $ 50            $37         $13
Europe, South America & India......................        45             34          11
Asia Pacific.......................................         8              2           6
                                                         ----            ---         ---
                                                         $103            $73         $30
                                                         ====            ===         ===



     The EBIT results shown in the preceding table include the following items, certain of which are discussed below under "Restructuring and Other Charges", which have an effect on the comparability of EBIT results between periods:


                                                                     THREE MONTHS
                                                                    ENDED JUNE 30,
                                                                    --------------
                                                                    2007      2006
                                                                    ----      ----
                                                                      (MILLIONS)


North America
  Restructuring and restructuring-related expenses................   $--       $4
Changeover costs for a major new aftermarket customer(1)..........    --        6
Europe, South America & India
  Restructuring and restructuring-related expenses................     2        3
Asia Pacific
  Restructuring and restructuring-related expenses................    --        1


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

     EBIT for North American operations increased to $50 million in the second quarter of 2007, from $37 million one year ago. Strong OE emission control volumes impacted EBIT by $11 million, particularly the efficient ramp-up on key emission control truck platforms, lower selling, general, and administrative expenses, manufacturing efficiencies driven by Lean and Six Sigma and reduced restructuring charges of $4 million drove the increase. These improvements were partially offset by higher steel costs of $11 million, increased spending on engineering of $4 million and a softer aftermarket. Included in North America's second quarter 2006 EBIT was $4 million in restructuring and restructuring-related costs and $6 million of changeover costs for new aftermarket customers.

     Our European, South American and Indian segment's EBIT was $45 million for the second quarter of 2007 compared to $34 million during the same period last year. Higher European OE volumes on existing business and new platform launches combined for an EBIT increase of $8 million, manufacturing efficiencies, as well as favorable currency of $3 million drove the increase. These increases were partially offset by $6 million of higher steel costs. Restructuring and restructuring-related expenses of $2 million were included in second quarter of 2007 compared to $3 million in the second quarter of 2006.

     EBIT for our Asia Pacific segment in the second quarter of 2007 was $8 million compared to $2 million in the second quarter of 2006. Increased OE production and new launches in China, reduced head count in Australia due to our 2006 restructuring activities and favorable currency of $1 million was partially offset by $1 million of increased steel costs and reduced light vehicle production in Australia. Included in the second quarter of 2006's EBIT was $1 million in restructuring and restructuring related expenses.

     Currency had a $5 million favorable impact on overall company EBIT for the three months ended June 30, 2007, as compared to the prior year.

EBIT AS A PERCENTAGE OF REVENUE


                                                                     THREE MONTHS
                                                                      ENDED JUNE
                                                                         30,
                                                                    -------------
                                                                    2007     2006
                                                                    ----     ----


North America.....................................................    6%       7%
Europe, South America & India.....................................    6%       6%
Asia Pacific......................................................    6%       2%
  Total Tenneco...................................................    6%       6%


     In North America, EBIT as a percentage of revenue for the second quarter of 2007 was one percentage point less than last year. The benefits from our new platform launches, lower selling, general, and administrative expenses and manufacturing efficiencies were more than offset by the margin impact from an increase in lower margin substrate sales, lower OE industry volumes, higher material costs, increased investments in engineering and soft aftermarket conditions. During the second quarter of 2007, North American results also included lower restructuring and restructuring-related charges and aftermarket customer changeover costs. In Europe, South America and India, EBIT margin for the second quarter of 2007 was even with prior year. Higher European OE volumes on existing business, new platform launches, favorable currency and manufacturing efficiencies were offset by higher material costs. Restructuring and restructuring-related expenses were $1 million less than the prior year. EBIT as a percentage of revenue for our Asia Pacific segment increased four percentage points in the second quarter of 2007 versus the prior year. Volume increases in China, favorable currency and benefits from last year's restructuring activities drove the improvement. Lower restructuring and restructuring-related expenses also benefited EBIT margin.

EBIT FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006


                                                                     AS RESTATED
                                                                     -----------
                                                        SIX MONTHS    SIX MONTHS
                                                           ENDED        ENDED
                                                         JUNE 30,      JUNE 30,
                                                           2007          2006      CHANGE
                                                        ----------   -----------   ------
                                                                      (MILLIONS)


North America.........................................     $ 80          $ 70        $10
Europe, South America & India.........................       58            42         16
Asia Pacific..........................................       14             2         12
                                                           ----          ----        ---
                                                           $152          $114        $38
                                                           ====          ====        ===



     The EBIT results shown in the preceding table include the following items, certain of which are discussed below under "Restructuring and Other Charges", which have an effect on the comparability of EBIT results between periods:


                                                                      SIX MONTHS
                                                                        ENDED
                                                                       JUNE 30,
                                                                     -----------
                                                                     2007   2006
                                                                     ----   ----
                                                                      (MILLIONS)


North America
  Restructuring and restructuring-related expenses.................   $ 1    $7
Changeover costs for a major new aftermarket customer(1)...........    --     6
Europe, South America & India
  Restructuring and restructuring-related expenses.................     3     4
Asia Pacific
  Restructuring and restructuring-related expenses.................    --     3


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

     EBIT for North American operations increased to $80 million in the first six months of 2007, from $70 million one year ago. Volumes on new platform launches, lower selling, general, and administrative expenses and manufacturing efficiencies driven by Lean and Six Sigma of $12 million drove the improvement. These increases were partially offset by higher steel costs of $19 million, incremental launch costs, increased spending on engineering and a softer aftermarket. Included in North America's first six months 2007 EBIT was $1 million in restructuring and restructuring-related expenses compared to $7 million in the first six months of 2006. Also included in 2006 EBIT was $6 million of new aftermarket customer changeover cost.

     Our European, South American and Indian segment's EBIT was $58 million for the first six months of 2007 compared to $42 million during the same period last year. Higher European OE volumes on existing business, new platform launches, favorable currency of $5 million and manufacturing efficiencies of $17 million gained through Lean manufacturing and Six Sigma programs drove the improvement. These increases were partially offset by higher material costs which included $11 million of higher steel costs. Restructuring and restructuring-related expenses of $3 million were included in first six months EBIT of 2007, a decrease of $1 million from the same period last year.

     EBIT for our Asia Pacific segment in the first six months of 2007 was $14 million compared to $2 million in the first six months of 2006. Increased OE production and new launches in China of $6 million, reduced head count in Australia due to our 2006 restructuring activities and favorable currency of $1 million was partially offset by $2 million of increased steel costs and reduced light vehicle production in Australia. Included in the first six months of 2006's EBIT was $3 million in restructuring and restructuring-related expenses.

     Currency had a $7 million favorable impact on overall company EBIT for the six months ended June 30, 2007, as compared to the prior year.

EBIT AS A PERCENTAGE OF REVENUE


                                                                      SIX MONTHS
                                                                        ENDED
                                                                       JUNE 30,
                                                                     -----------
                                                                     2007   2006
                                                                     ----   ----


North America......................................................    6%     7%
Europe, South America & India......................................    4%     4%
Asia Pacific.......................................................    6%     1%
  Total Tenneco....................................................    5%     5%


     In North America, EBIT as a percentage of revenue for the first six months of 2007 was one percentage point less than last year. The benefits from our new platform launches, lower selling, general, and administrative expenses and manufacturing efficiencies were more than offset by the margin impact from an increase in lower margin substrate sales, lower OE industry volumes, higher material costs, incremental launch costs, increased investments in engineering, and soft aftermarket conditions. During the first six months of 2007, North American results included lower restructuring and restructuring-related charges and aftermarket changeover costs. In Europe, South America and India, EBIT margin for the first six months of 2007 was even with prior year. Higher European OE volumes on existing business, new platform launches, favorable currency and manufacturing efficiencies were offset by higher material costs. Restructuring and restructuring-related expenses were less than prior year. EBIT as a percentage of revenue for our Asia Pacific segment increased five percentage points in the first six months of 2007 versus the prior year. OE production increases in China, favorable currency and benefits from last year's restructuring activities drove the improvement. Lower restructuring and restructuring-related expenses also benefited EBIT margin.

INTEREST EXPENSE, NET OF INTEREST CAPITALIZED

     We reported interest expense for the second quarter of 2007 of $40 million, up from $35 million a year ago. Higher borrowing levels in the quarter drove a majority of the interest expense increase. The requirement to mark the fixed to floating interest rate swaps to market also increased interest expense by $3 million in the second quarter 2007, versus an expense of $2 million in the second quarter 2006.

     We reported interest expense for the first half of 2007 of $80 million, up from $72 million in the first six months of a year ago. Higher borrowing levels for the first six months of the year drove a majority of the interest expense increase. The requirement to mark the fixed to floating interest rate swaps to market also increased interest expense by $2 million for the first six months of 2007, versus an increased expense of $5 million in the first half of 2006. Included in the first six months of 2007 results was a $5 million charge to expense the unamortized portion of debt issuance costs related to our 2003 amended and restated senior credit facility due to our debt refinancing in the first quarter of 2007.

     We have three fixed-to-floating interest rate swaps that effectively convert $150 million of our 10.25 percent fixed interest rate senior secured notes into floating interest rate debt at an annual rate of LIBOR plus 5.68 percent. Based upon the current LIBOR rate of 5.39 percent (which is in effect until January 15, 2008) these swaps are expected to increase our interest expense by $1 million in 2007 excluding any impact from marking the swaps to market. Since entering into these swaps, we have realized a net cumulative benefit of $3 million through June 30, 2007, in reduced cash interest payments. On June 30, 2007, we had $997 million in long-term debt obligations that have fixed interest rates. Of that amount, $475 million is fixed through July 2013 and $500 million through November 2014, while the remainder is fixed from 2007 through 2025. Of the $475 million, $150 million has been swapped to floating rate debt and we also have $431 million in long-term debt obligations outstanding under our senior secured credit facility that are subject to variable interest rates. See Note 4.

INCOME TAXES

     We reported income tax expense of $20 million in the second quarter of 2007 compared to $13 million in the second quarter of 2006. The effective tax rate for the second quarter of 2007 was 32 percent. The effective tax rate for the second quarter of 2006 was 34 percent.

     Income tax expense was $22 million for the first six months of 2007, compared to $13 million for the first six months of 2006. The effective tax rate for the first half of 2007 was 31 percent as compared to 30 percent for the first six months of 2006.

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

     Our recent restructuring activities began in the fourth quarter of 2001, when our Board of Directors approved a restructuring plan, a project known as Project Genesis, which was designed to lower our fixed costs, relocate capacity, reduce our work force, improve efficiency and utilization, and better optimize our global footprint. We have subsequently engaged in various other restructuring projects related to Project Genesis. We incurred $27 million in restructuring and restructuring-related costs during 2006, of which $23 million was recorded in cost of sales and $4 million was recorded in selling, general and administrative expense. In the second quarter of 2007, we incurred $2 million in restructuring and restructuring-related costs which was recorded in cost of sales. For the first six months of 2007, we incurred $4 million in restructuring and restructuring-related costs of which $3 million was recorded in cost of sales and $1 million in selling, general and administrative expense. Since Project Genesis was initiated, we have incurred costs of $134 million through June 30, 2007. We estimate that our current annual savings rate for completed projects is approximately $88 million. When all actions are complete, we expect an additional $16 million of annual savings.

     Under the terms of our amended and restated senior credit agreement that took effect on March 16, 2007, we are allowed to exclude $80 million of cash charges and expenses, before taxes, related to cost reduction initiatives incurred after March 16, 2007 from the calculation of the financial covenant ratios required under our senior credit facility. As of June 30, 2007, we have excluded $4 million in allowable charges relating to restructuring initiatives against the $80 million available under the terms of the March 2007 amended and restated to the senior credit facility.

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

EARNINGS PER SHARE

     We reported net income of $41 million or $0.85 per diluted common share for the second quarter of 2007, as compared to net income of $24 million or $0.51 per diluted common share for the second quarter of 2006. Included in the results for the second quarter of 2007 were negative impacts from expenses related to our restructuring and restructuring related activities. The net impact of these items decreased earnings per diluted share by $0.03. Included in the results for the second quarter of 2006 were negative impacts from expenses related to our restructuring activities decreasing earnings per diluted share by $0.12 and the negative impact of new aftermarket customer changeovers of $0.08 per diluted share. Please read the Notes to the consolidated financial statements for more detailed information on earnings per share.

     We reported net income of $46 million or $0.96 per diluted common share for the first half of 2007, as compared to net income of $27 million or $0.58 per diluted common share for the first half of 2006. Included in the results for the first half of 2007 were negative impacts from expenses related to our restructuring activities and charges relating to refinancing in the first quarter. The net impact of these items decreased earnings per diluted share by $0.06 and $0.07, respectively. Included in the results for the first half of 2006 were negative impacts from expenses related to our restructuring activities of $0.21 per diluted share and new aftermarket customer changeover costs of $0.09 per diluted share, partially offset by a positive impact from a tax adjustment of $0.06 per diluted share. Please read the Notes to the consolidated financial statements for more detailed information on earnings per share.

OUTLOOK

     Current industry predictions indicate for the second half of the year that the North American light vehicle production levels will be stronger year-over-year. We believe we are well-positioned to benefit with our new diesel pick-up truck platforms and a good position on strong-selling cross-over vehicles. However, we will continue to closely monitor market uncertainties, namely rising inventory levels and labor negotiations, in North America.

     We also expect that our strong performance will continue in Europe and in emerging markets like China, where industry conditions are expected to remain positive. In the aftermarket, we continue to support our strong brands and aggressively pursue new customers, actions that we hope will counter any continued softness in the European and North American markets.

     We will continue to invest in engineering and new technologies, primarily to develop next generation emission and ride control products. Our diesel after-treatment capabilities and innovative hot-end emission control solutions are generating new business opportunities and positioning us for future growth. In addition, we will continue to focus globally on increasing productivity and cost improvements through Six Sigma, Lean manufacturing and restructuring activities.

CASH FLOWS FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006


                                                           THREE MONTHS   THREE MONTHS
                                                               ENDED          ENDED
                                                             JUNE 30,       JUNE 30,
                                                               2007           2006
                                                           ------------   ------------
                                                                    (MILLIONS)


Cash provided (used) by:
  Operating activities...................................      $ 67           $ 73
  Investing activities...................................       (38)           (42)
  Financing activities...................................        (8)            (9)


Operating Activities

     For the three months ended June 30, 2007, operating activities provided $67 million in cash compared to $73 million in cash provided during the same period last year. For the three months ended June 30, 2007, cash used for working capital was $15 million versus $10 million for the three months ended June 30, 2006 because of increased working capital needs for new business launches. Receivables were a use of cash of $111 million compared to a use of cash of $16 million in the prior year. Inventory represented a cash inflow of $3 million during the three months ended June 30, 2007, an improvement of $16 million over the prior year. Accounts payable provided cash of $91 million, an increase from last year's cash inflow of $16 million. The year-over-year increase in the net use of cash for accounts receivable, inventory, and accounts payable was primarily a result of working capital requirements for our new platform launches in North America. Cash taxes were $20 million, driven by a final payment on a foreign audit and the timing of certain tax payments, for the three months ended June 30, 2007, compared to $7 million in the prior year which included a tax refund.

     One of our European subsidiaries receives payment from one of its OE customers whereby the accounts receivable are satisfied through the delivery of negotiable financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets as they do not meet our definition of cash equivalents. The amount of these financial instruments that was collected before their maturity date totaled $21 million for the six months ended June 30, 2007, compared with $36 million for the same period in 2006.

     In certain instances several of our Chinese subsidiaries receive payment from OE customers and satisfy vendor payments through the receipt and delivery of negotiable financial instruments. Financial instruments used to satisfy vendor payables and not redeemed totaled $11 million and $5 million at June 30, 2007 and 2006, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $6 million and $11 million at June 30, 2007 and 2006, respectively, and were classified as other current assets. One of our Chinese subsidiaries is required to maintain a cash balance at a financial institution issuing the financial instruments which are used to satisfy vendor payments. The balance was less than $1 million at both June 30, 2007 and 2006, respectively, and was classified as cash and cash equivalents.

Investing Activities

     Cash used for investing activities was $4 million lower in the second quarter of 2007 compared to the same period a year ago. Cash payments for plant, property and equipment were $36 million in the second quarter of 2007 versus payments of $42 million in the second quarter of 2006. The decrease of $6 million in cash payments for plant, property and equipment was primarily due to the timing of investment in OE customer platform launches. Cash payments for software-related intangible assets were $4 million in the second three months of 2007 compared to $3 million in the second three months of 2006.

Financing Activities

     Cash flow from financing activities was an $8 million outflow in the second quarter of 2007 compared to an outflow of $9 million in the same period of 2006.

CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006


                                                                           AS RESTATED
                                                                           -----------
                                                              SIX MONTHS    SIX MONTHS
                                                                 ENDED        ENDED
                                                               JUNE 30,      JUNE 30,
                                                                 2007          2006
                                                              ----------   -----------
                                                                     (MILLIONS)


Cash provided (used) by:
  Operating activities......................................     $(26)         $ 60
  Investing activities......................................      (83)          (92)
  Financing activities......................................       61             6


Operating Activities

     For the six months ended June 30, 2007, operating activities used $26 million in cash compared to $60 million in cash provided during the same period last year. For the six months ended June 30, 2007, cash used for working capital was $154 million versus $80 million for the six months ended June 30, 2006 because of working capital needs for new business launches. Receivables were a use of cash of $312 million compared to a cash use of $100 million in the prior year. Inventory represented a cash outflow of $71 million during the six months ended June 30, 2007, an increase of $31 million over the prior year. The year-over-year increase in the use of cash for both accounts receivable and inventory was primarily a result of working capital requirements for our new platform launches in North America. In addition to the higher level of receivables related to the revenue increase, we must carry higher inventory levels for these new platforms, a portion of which relates to higher value substrates sourced from South Africa. This inventory in transit from South Africa to the U.S. increased our cash outflow from operating activities during the first six months of 2007 by $29 million. Accounts payable provided cash of $241 million, an increase from last year's cash inflow of $91 million. This increase also primarily resulted from the working capital needed for our new platform launches in North America. Cash taxes were $28 million, driven by a final payment on a foreign audit and the timing of certain tax payments, for the six months ended June 30, 2007, compared to $7 million in the prior year which included a tax refund.

Investing Activities

     Cash used for investing activities was $9 million lower in the first half of 2007 compared to the same period a year ago. Cash payments for plant, property and equipment were $75 million in the first half of 2007 versus payments of $89 million in the first six months of 2006. The decrease of $14 million in cash payments for plant, property and equipment was primarily due to the timing of investment in OE customer platform launches. Cash payments for software-related intangible assets were $11 million in the first six months of 2007 compared to $6 million in the first six months of 2006.

Financing Activities

     Cash flow from financing activities was a $61 million inflow in the first six months of 2007 compared to an inflow of $6 million in the same period of 2006. The primary reason for the change is attributable to an increase in borrowings to fund 2007 working capital needs partially offset by debt issuance costs due to our debt refinancing in the first quarter of 2007.

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

Revenue Recognition

     We recognize revenue for sales to our original equipment and aftermarket customers when title and risk of loss passes to the customers under the terms of our arrangements with those customers, which is usually at the time of shipment from our plants or distribution centers. In connection with the sale of exhaust systems to certain original equipment manufacturers, we purchase catalytic converters or components thereof and diesel particulate filters including precious metals ("substrates") on behalf of our customers which are used in the assembled system. These substrates are included in our inventory and "passed through" to the customer at our cost, plus a small margin, since we take title to the inventory and are responsible for both the delivery and quality of the finished product. Revenues recognized for substrate sales were $803 million, and $409 million for the first six months of 2007 and 2006, respectively. For our aftermarket customers, we provide for promotional incentives and returns at the time of sale. Estimates are based upon the terms of the incentives and historical experience with returns.

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

Long-Term Receivables

     We expense pre-production design and development costs incurred for our original equipment customers unless we have a contractual guarantee for reimbursement of those costs from the customer. At June 30, 2007, we had approximately $20 million recorded as a long-term receivable from original equipment customers for guaranteed pre-production design and development arrangements. While we believe that the vehicle programs behind these arrangements will enter production, these arrangements allow us to recover our pre-production design and development costs in the event that the programs are cancelled or do not reach expected production levels. We have not experienced any material losses on arrangements where we have a contractual guarantee of reimbursement from our customers.

Income Taxes

     We have a U.S. Federal tax net operating loss carryforward ("NOL") at December 31, 2006 of $597 million, which will expire in varying amounts from 2018 to 2026. The federal tax effect of that NOL is $209 million, and is recorded as a deferred tax asset on our balance sheet at December 31, 2006. We also have state NOL carryforwards of $585 million, which will expire in various years through 2026. The tax effect of the state NOL, net of a valuation allowance, is $29 million and is recorded as a deferred tax asset on our balance sheet at December 31, 2006. In the six months ended June 30, 2007, we have a loss for U.S. Federal tax of $26 million for which we recorded an additional $9 million in deferred tax assets. We estimate, based on available evidence both positive and negative, that it is more likely than not that we will utilize these NOLs within the prescribed carryforward period. That estimate is based upon our expectations regarding future taxable income of our U.S. operations and the implementation of available tax planning strategies that accelerate usage of the NOL. Circumstances that could change that estimate include future U.S. earnings at lower than expected levels or a majority ownership change as defined in the rules of the U.S. tax law. If that estimate changed, we would be required to cease recognizing an income tax benefit for any new NOL and could be required to record a reserve for some or all of the asset currently recorded on our balance sheet.

Stock-Based Compensation

     Effective January 1, 2006, we account for our stock-based compensation plans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment" which requires a fair value method of accounting for compensation costs related to our stock-based compensation plans. Under the fair value method recognition provision of the statement, a share-based payment is measured at the grant date based upon the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards requires judgment in estimating employee and market behavior. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted. As of June 30, 2007, there is approximately $5 million, net of tax, of total unrecognized compensation costs related to these stock-based awards that is expected to be recognized over a weighted average period of 1.2 years as compared to $4 million, net of tax and a weighted average period of 1.5 years as of June 30, 2006.

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

     Except in the U.K., generally, our pension plans do not require employee contributions. Our policy is to fund our pension plans in accordance with applicable U.S. and foreign government regulations and to make additional payments as funds are available to achieve full funding of the accumulated benefit obligation. At June 30, 2007, all legal funding requirements had been met. Other postretirement benefit obligations, such as retiree medical, and certain foreign pension plans are not funded.

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

     In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)." Part of this Statement was effective as of December 31, 2006, and requires companies that have defined benefit pension plans and other postretirement benefit plans to recognize the funded status of those plans on the balance sheet on a prospective basis from the effective date. The funded status of these plans is determined as of the plans' measurement dates and represents the difference between the amount of the obligations owed to participants under each plan (including the effects of future salary increases for defined benefit plans) and the fair value of each plan's assets dedicated to paying those obligations. To record the funded status of those plans, unrecognized prior service costs and net actuarial losses experienced by the plans will be recorded in the Accumulated Other Comprehensive Loss section of shareholders' equity on the balance sheet. The initial adoption as of December 31, 2006 resulted in a reduction of Accumulated Other Comprehensive Loss in shareholders' equity of $59 million.

     In addition, SFAS No. 158 requires that companies using a measurement date for their defined benefit pension plans and other postretirement benefit plans other than their fiscal year end, change the measurement date effective for fiscal years ending after December 15, 2008. Effective January 1, 2007, we elected to early adopt the measurement date provision of SFAS No. 158. Adoption of this part of the statement was not material to our financial position and results of operations. See Note 11.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This statement permits companies to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning on or after November 15, 2007. We do not believe the statement will have a material effect on our financial statements and related disclosures.

     In April 2007, the FASB issued Interpretation No. 39-1, "Amendment of FASB Interpretation No. 39". This amendment allows a reporting entity to offset fair value amounts recognized for derivative instruments with fair value amounts recognized for the right to reclaim or realize cash collateral. Additionally, this amendment requires disclosure of the accounting policy on the reporting entity's election to offset or not offset amounts for derivative instruments. FIN 39-1 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of FIN 39-1 to have a material impact on our financial statements.

     In May 2007, the FASB issued Interpretation No. 48-1, "Definition of Settlement in FASB Interpretation No. 48". FIN 48-1 is effective for fiscal years beginning after December 15, 2006 and provides guidance on how a reporting entity should determine when a tax position is effectively settled. We have applied FIN 48-1 in the current quarter. The adoption of FIN 48-1 did not have a material impact to our financial statements and related disclosures. See Note 5.

     In June 2007, the Emerging Issues Task Force ("EITF") issued EITF 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards". EITF 06-11 provides the final consensus on the application of paragraphs 62 and 63 of SFAS 123(R) on the accounting for income tax benefits relating to the payment of dividends on equity-classified employee share-based payment awards that are charged to retained earnings. EITF 06-11 affirms that the realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in-capital. Additionally, EITF 06-11 provides guidance on the amount of tax benefits from dividends that are reclassified from additional paid-in-capital to the income statement when an entity's estimate of forfeitures changes. EITF 06-11 is effective prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007. We do not expect the adoption of EITF 06-11 to have a material impact on our financial statements.

     In June 2007, the EITF issued EITF 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities". EITF 07-3 requires the deferral and capitalization of nonrefundable advance payments for goods or services that an entity will use in research and development activities pursuant to an executory contractual agreement. Expenditures which are capitalized under EITF 07-3 should be expensed as the goods are delivered or the related services are performed. EITF 07-3 is effective prospectively for fiscal years beginning after December 15, 2007 and interim periods within those fiscal years. EITF 07-3 is applicable to new contracts entered into after the effective date of this Issue. We do not expect the adoption of EITF 07-3 to have a material impact on our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

CAPITALIZATION


                                                                   AS RESTATED
                                                                  ------------
                                                       JUNE 30,   DECEMBER 31,
                                                         2007         2006       % CHANGE
                                                       --------   ------------   --------
                                                                   (MILLIONS)


Short-term debt and current maturities...............   $   31       $   28         11%
Long-term debt.......................................    1,419        1,357          5
                                                        ------       ------
Total debt...........................................    1,450        1,385          5
                                                        ------       ------
Total minority interest..............................       32           28         14
Shareholders' equity.................................      326          226         44
                                                        ------       ------         --
Total capitalization.................................   $1,808       $1,639         10
                                                        ======       ======



     General. Short-term debt, which includes the current portion of long-term obligations and borrowings by foreign subsidiaries, was $31 million and $28 million as of June 30, 2007 and December 31, 2006, respectively.

Borrowings under our revolving credit facilities, which are now classified as long-term debt, were approximately $272 million and $0 as of June 30, 2007 and December 31, 2006, respectively. The overall increase in debt resulted primarily from increased working capital levels.

     The year-to-date increase in shareholders' equity primarily resulted from $41 million related to the translation of foreign balances into U.S. dollars. In addition, net income, the implementation of the measurement date provision of SFAS No. 158 and other transactions contributed $59 million to shareholders' equity. While our book equity balance was small at June 30, 2007, it had no effect on our business operations. We have no debt covenants that are based upon our book equity, and there are no other agreements that are adversely impacted by our relatively low book equity.

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

     In March 2007 we refinanced our $831 million senior credit facility. This transaction reduced the interest rates we pay on all portions of the facility. While the total amount of the new senior credit facility is $830 million, approximately the same as the previous facility, we changed the components of the facility to enhance our financial flexibility. We increased the amount of commitments under our revolving loan facility from $320 million to $550 million, reduced the amount of commitments under our tranche B-1 letter of credit/revolving loan facility from $155 million to $130 million and replaced the $356 million term loan B with a $150 million term loan A. As of June 30, 2007, the senior credit facility consisted of a five-year, $150 million term loan A maturing in March 2012, a five-year, $550 million revolving credit facility maturing in March 2012, and a seven-year $130 million tranche B-1 letter of credit/revolving loan facility maturing in March 2014.

     The refinancing of the prior facility allowed us to: (i) amend the consolidated net debt to EBITDA ratio, (ii) eliminate the fixed charge coverage ratio, (iii) eliminate the restriction on capital expenditures, (iv) increase the amount of acquisitions permitted to $250 million, (v) improve the flexibility to repurchase and retire higher cost junior debt, (vi) increase our ability to enter into capital leases, (vii) increase the ability of our foreign subsidiaries to incur debt, (viii) increase our ability to pay dividends and repurchase common stock, (ix) increase our ability to invest in joint ventures,
(x) allow for the increase in the existing tranche B-1 facility and/or the term loan A or the addition of a new term loan of up to $275 million in order to reduce our 10.25 percentage second lien notes, and (xi) make other modifications.

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

     Senior Credit Facility -- Interest Rates and Fees. Prior to the March 2007 refinancing borrowings under the term loan B facility and the tranche B-1 letter of credit/revolving loan facility bore interest at an annual rate equal to, at our option, either (i) the London Interbank Offering Rate plus a margin of 200 basis points; or (ii) a rate consisting of the greater of the JP Morgan Chase prime rate or the Federal Funds rate plus 50 basis points, plus a margin of 100 basis points. As of June 30, 2007 borrowings under the term loan A facility and the tranche B-1 letter of credit/revolving loan facility bore interest at an annual rate equal to, at our option, either (i) the London Interbank Offering Rate plus a margin of 150 basis points; or (ii) a rate consisting of the greater of the JP Morgan Chase prime rate or the Federal Funds rate plus 50 basis points, plus a margin of 50 basis points. The interest margin for borrowings under the term loan A are subject to adjustment based on the consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA as defined in the senior credit facility agreement). The margin we pay on the term loan A and the tranche B-1 facility is reduced by 25 basis points following each fiscal quarter for which the consolidated net leverage ratio is less than 2.5 beginning in March 2007, and would increase by 25 basis points following each fiscal quarter for which the consolidated net leverage ratio exceeds 3.5. There is no cost to us for issuing letters of credit under the tranche B-1 letter of credit/revolving loan facility, however outstanding letters of credit reduce our availability to borrow revolving loans under this portion of the facility. If a letter of credit issued under this facility is subsequently paid and we do not reimburse the amount paid in full, then a ratable portion of each lender's deposit would be used to fund the letter of credit. We pay the tranche B-1 lenders a fee which is equal to LIBOR plus 150 basis points. This fee is offset by the return on the funds deposited with the administrative agent which earn interest at a per annum rate approximately equal to LIBOR. Outstanding revolving loans reduce the funds on deposit with the administrative agent which in turn reduce the earnings of those deposits and effectively increases our interest expense at a per annum rate equal to LIBOR.

     Prior to the March 2007 refinancing, borrowings under the revolving credit facility bore interest at an annual rate equal to, at our option, either (i) the London Interbank Offering Rate plus a margin of 275 basis points; or (ii) a rate consisting of the greater of the JP Morgan Chase prime rate or the Federal Funds rate plus 37.5 basis points, plus a margin of 175 basis points. As of June 30, 2007 borrowings under the revolving credit facility bore interest at an annual rate equal to, at our option, either (i) the London Interbank Offering Rate plus a margin of 150 basis points; or (ii) a rate consisting of the greater of the JP Morgan Chase prime rate or the Federal Funds rate plus 50 basis points, plus a margin of 50 basis points. Letters of credit issued under the revolving credit facility accrue a letter of credit fee at a per annum rate of 150 basis points for the pro rata account of the lenders under such facility and a fronting fee for the ratable account of the issuers thereof at a per annum rate in an amount to be agreed upon payable quarterly in arrears. We also pay a commitment fee of 35 basis points on the unused portion of the revolving credit facility. The interest margins for borrowings and letters of credit issued under the revolving credit facility are subject to adjustment based on the consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA as defined in the senior credit facility agreement) measured at the end of each quarter. The margin we pay on the revolving credit facility is reduced by 25 basis points and the commitment fee we pay on the revolving credit facility is reduced by 5 basis points following each fiscal quarter for which the consolidated net leverage ratio is less than 2.5 beginning in March 2007. The margin and the commitment fee would increase by 25 basis points and 2.5 basis points, respectively, following each fiscal quarter for which the consolidated net leverage ratio exceeds 3.5.

     Senior Credit Facility -- Other Terms and Conditions. As described above, we are highly leveraged. Our refinanced senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA, as defined in the senior credit facility agreement), and consolidated interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined under the senior credit facility agreement) at the end of each period indicated. Failure to maintain these ratios will result in a default under our senior credit facility. See "Contractual Obligations" below. The financial ratios required under the amended and restated senior credit facility and, the actual ratios we achieved for the first and second quarter of 2007, are shown in the following tables:


                                                                    AS RESTATED
                                             --------------------------------------------------------
                                                                   QUARTER ENDED
                                             --------------------------------------------------------
                                              MARCH 31,      JUNE 30,    SEPTEMBER 30,   DECEMBER 31,
                                                 2007          2007           2007           2007
                                             -----------   -----------   -------------   ------------
                                             REQ.   ACT.   REQ.   ACT.        REQ.           REQ.
                                             ----   ----   ----   ----   -------------   ------------


Leverage Ratio (maximum)..................   4.25   3.27   4.25   2.99        4.25           4.25
Interest Coverage Ratio (minimum).........   2.10   3.09   2.10   3.21        2.10           2.10




                                                         2008   2009   2010   2011   2012
                                                         REQ.   REQ.   REQ.   REQ.   REQ.
                                                         ----   ----   ----   ----   ----


Leverage Ratio (maximum)...............................  4.00   3.75   3.50   3.50   3.50
Interest Coverage Ratio (minimum)......................  2.10   2.25   2.40   2.55   2.75


     The senior credit facility agreement provides the ability to refinance our senior subordinated notes and/or our senior secured notes in an amount equal to the sum of (i) the net cash proceeds of equity issued after the closing date plus (ii) the portion of annual excess cash flow (as defined in the senior credit facility agreement) that is not required to be applied to the payment of the credit facilities and which is not used for other purposes, provided that the amount of the subordinated notes and the aggregate amount of the senior secured notes and the subordinated notes that may be refinanced is capped based the pro forma consolidated leverage ratio after giving effect to such refinancing as shown in the following table:


                                                                 AGGREGATE SENIOR AND
    PROFORMA CONSOLIDATED          SUBORDINATED NOTES              SUBORDINATE NOTE
       LEVERAGE RATIO                MAXIMUM AMOUNT                 MAXIMUM AMOUNT
    ---------------------          ------------------            --------------------


Greater than or equal to
  3.0x                                 $50 million                   $150 million
Greater than or equal to
  2.5x                                $100 million                   $300 million
       Less than 2.5x                 $125 million                   $375 million


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

     The refinanced senior credit facility agreement also contains restrictions on our operations that are customary for similar facilities, including limitations on: (i) incurring additional liens; (ii) sale and leaseback transactions (except for the permitted transactions as described in the amended and restated agreement); (iii) liquidations and dissolutions; (iv) incurring additional indebtedness or guarantees; (v) investments and acquisitions (vi) dividends and share repurchases; (vii) mergers and consolidations; and (viii) refinancing of subordinated and 10.25 percent senior secured notes. Compliance with these requirements and restrictions is a condition for any incremental borrowings under the senior credit facility agreement and failure to meet these requirements enables the lenders to require repayment of any outstanding loans. After giving effect to the waiver we received as described above, as of June 30, 2007, we were in compliance with all the financial covenants and operational restrictions of the facility.

     Our senior credit facility does not contain any terms that could accelerate the payment of the facility as a result of a credit rating agency downgrade.

     Senior Secured and Subordinated Notes. Our outstanding debt also includes $475 million of 10.25 percent senior secured notes due July 15, 2013, in addition to the $500 million of 8 5/8 percent senior subordinated notes due November 15, 2014. We can redeem some or all of the notes at any time after July 15, 2008, in the case of the senior secured notes, and November 15, 2009, in the case of the senior subordinated notes. If we sell certain of our assets or experience specified kinds of changes in control, we must offer to repurchase the notes. We are permitted to redeem up to 35 percent of the senior subordinated notes with the proceeds of certain equity offerings completed before November 15, 2007.

     Our senior secured and subordinated notes require that, as a condition precedent to incurring certain types of indebtedness not otherwise permitted, our consolidated fixed charge coverage ratio, as calculated on a proforma basis, to be greater than 2.25 and 2.00, respectively. We have not incurred any of the types of indebtedness not otherwise permitted by the indentures. The indentures also contain restrictions on our operations, including limitations on: (i) incurring additional indebtedness or liens; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; (v) asset sales and (vi) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. In addition, the senior secured notes and related guarantees are secured by second priority liens, subject to specified exceptions, on all of our and our subsidiary guarantors' assets that secure obligations under our senior credit facility, except that only a portion of the capital stock of our subsidiary guarantor's domestic subsidiaries is provided as collateral and no assets or capital stock of our direct or indirect foreign subsidiaries secure the notes or guarantees. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. The senior subordinated notes rank junior in right of payment to our senior credit facility and any future senior debt incurred. As of June 30, 2007, we were in compliance with the covenants and restrictions of these indentures.

     Accounts Receivable Securitization. In addition to our senior credit facility, senior secured notes and senior subordinated notes, we also sell some of our accounts receivable on a nonrecourse basis in North America and Europe. In North America, we have an accounts receivable securitization program with two commercial banks. We sell original equipment and aftermarket receivables on a daily basis under this program. We sold accounts receivable under this program of $89 million and $91 million for the first six months at June 30, 2007 and 2006, respectively. This program is subject to cancellation prior to its maturity date if we were to (i) fail to pay interest or principal payments on an amount of indebtedness exceeding $50 million, (ii) default on the financial covenant ratios under the senior credit facility, or (iii) fail to maintain certain financial ratios in connection with the accounts receivable securitization program. In January 2007, this program was renewed for 364 days to January 28, 2008 at a facility size of $100 million. We also sell some receivables in our European operations to regional banks in Europe. For the first six months of June 30, 2007, we sold $59 million of accounts receivable in Europe up from $57 million at June 30, 2006. The arrangements to sell receivables in Europe are not committed and can be cancelled at any time. If we were not able to sell receivables under either the North American or European securitization programs, our borrowings under our revolving credit agreements may increase. These accounts receivable securitization programs provide us with access to cash at costs that are generally favorable to alternative sources of financing, and allow us to reduce borrowings under our revolving credit agreements.

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

CONTRACTUAL OBLIGATIONS

     Our remaining required debt principal amortization and payment obligations under lease and certain other financial commitments as of June 30, 2007, are shown in the following table:


                                                          PAYMENTS DUE IN:
                                         --------------------------------------------------
                                                                            BEYOND
                                         2007   2008   2009   2010   2011    2011     TOTAL
                                         ----   ----   ----   ----   ----   ------   ------
                                                            (MILLIONS)


Obligations:
  Revolver borrowings..................   $--   $ --   $ --   $ --   $ --   $  272   $  272
  Senior long-term debt................    --     --     17     50     66       17      150
  Long-term notes......................    --      2     --     --     --      477      479
  Capital leases.......................     1      3      3      3     --       --       10
  Subordinated long-term debt..........    --     --     --     --     --      500      500
  Other subsidiary debt................     1     --     --     --     --        2        3
  Short-term debt......................    25     --     --     --     --       --       25
                                          ---   ----   ----   ----   ----   ------   ------
Debt and capital lease obligations.....    27      5     20     53     66    1,268    1,439
Operating leases.......................     9     15     11      8      7        5       55
Interest payments......................    29    112    112    112    103      204      672
Capital commitments....................    26     --     --     --     --       --       26
                                          ---   ----   ----   ----   ----   ------   ------
Total Payments.........................   $91   $132   $143   $173   $176   $1,477   $2,192
                                          ===   ====   ====   ====   ====   ======   ======



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

     Included in our contractual obligations is the amount of interest to be paid on our long-term debt. As our debt structure contains both fixed and variable rate interest debt, we have made assumptions in calculating the amount of the future interest payments. Interest on our senior secured notes and senior subordinated notes is calculated using the fixed rates of 10 1/4 percent and 8 5/8 percent, respectively. Interest on our variable rate debt is calculated as 150 basis points plus LIBOR of 5.39 percent which was the rate at June 30, 2007. We have assumed that LIBOR will remain unchanged for the outlying years. See
"-- Capitalization." In addition we have included the impact of our interest rate swaps entered into in April 2004, excluding any impact marking the swaps to market may have. See "Interest Rate Risk" below.

     We have also included an estimate of expenditures required after June 30, 2007 to complete the facilities and projects authorized at December 31, 2006, in which we have made substantial commitments in connections with facilities.

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

     We have not included material cash requirements for taxes as we are a taxpayer in certain foreign jurisdictions but not in domestic locations. Additionally, it is difficult to estimate taxes to be paid as changes in where we generate income can have a significant impact on future tax payments. We have also not included cash requirements for funding pension and postretirement benefit costs. Based upon current estimates we believe we will be required to make contributions of approximately $39 million to those plans in 2007, of which approximately $17 million has been contributed as of June 30, 2007. Pension and postretirement contributions beyond 2007 will be required but those amounts will vary based upon many factors, including the performance of our pension fund investments during 2007. In addition, we have not included cash requirements for environmental remediation. Based upon current estimates we believe we will be required to spend approximately $9 million over the next 20 to 30 years. However, due to possible modifications in remediation processes and other factors, it is difficult to determine the actual timing of the payments. See
"-- Environmental and Other Matters".

     We occasionally provide guarantees that could require us to make future payments in the event that the third party primary obligor does not make its required payments. We have not recorded a liability for any of these guarantees. The only third party guarantee we have made is the performance of lease obligations by a former affiliate. Our maximum liability under this guarantee was less than $1 million at both June 30, 2007 and 2006. We have no recourse in the event of default by the former affiliate. However, we have not been required to make any payments under this guarantee.

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

INTEREST RATE RISK

     Our financial instruments that are sensitive to market risk for changes in interest rates are primarily our debt securities and our interest rate swaps. We primarily use our revolving credit facilities to finance our short-term capital requirements. We pay a current market rate of interest on these borrowings. We have financed our long-term capital requirements with long-term debt with original maturity dates ranging from five to ten years. On June 30, 2007, we had $997 million in long-term debt obligations that have fixed interest rates. Of that amount, $475 million is fixed through July 2013 and $500 million through November 2014, while the remainder is fixed from 2007 through 2025. Of the $475 million, $150 million has been swapped to floating and we also have $431 million in long-term debt obligations outstanding under our senior secured credit facility that are subject to variable interest rates. See Note 4.

     We estimate that the fair value of our long-term debt at June 30, 2007 was about 104 percent of its book value. A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $3 million after tax, excluding the effect of the interest rate swaps we completed in April 2004. A one percentage point increase or decrease in interest rates on the swaps we completed in April 2004 would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by approximately $1 million after tax, excluding the effect on interest expense of marking the swaps to market.

ENVIRONMENTAL AND OTHER MATTERS

     We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense costs related to an existing environmental condition caused by past operations that do not contribute to current or future revenue generation. We record liabilities when environmental assessments indicate that remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology, and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors. We consider all available evidence including prior experience in remediation of contaminated sites, other companies' cleanup experiences and data released by the United States Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new information. Where future cash flows are fixed or reliably determinable, we have discounted the liabilities. All other environmental liabilities are recorded at their undiscounted amounts. We evaluate recoveries separately from the liability and, when they are assured, recoveries are recorded and reported separately from the associated liability in our financial statements.

     As of June 30, 2007, we are designated as a potentially responsible party in one Superfund site. Including the Superfund site, we may have the obligation to remediate current or former facilities, and we estimate our share of environmental remediation costs at these facilities to be approximately $9 million. For the Superfund site and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund site, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund site, and of other liable parties at our current and former facilities, has been considered, where appropriate, in our determination of our estimated liability. We believe that any potential costs associated with our current status as a potentially responsible party in the Superfund site, or as a liable party at our current or former facilities, will not be material to our results of operations or consolidated financial position.

     We also from time to time are involved in legal proceedings, claims or investigations that are incidental to the conduct of our business. Some of these proceedings allege damages against us relating to environmental liabilities (including toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warnings issues, and other product liability related matters), taxes, employment matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. We vigorously defend ourselves against all of these claims. In future periods, we could be subjected to cash costs or non-cash charges to earnings if any of these matters is resolved on unfavorable terms. However, although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, including our assessment of the merits of the particular claim, we do not expect that these legal proceedings or claims will have any material adverse impact on our future consolidated financial position or results of operations.

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

EMPLOYEE STOCK OWNERSHIP PLANS

     We have established Employee Stock Ownership Plans for the benefit of our employees. Under the plans, subject to limitations in the Internal Revenue Code, participants may elect to defer up to 75 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We currently match in cash 50 percent of each employee's contribution up to eight percent of the employee's salary. In connection with freezing the defined benefit pension plans for nearly all U.S. based salaried and hourly employees effective December 31, 2006, and the related replacement of those defined benefit plans with defined contribution plans, we are making additional contributions to the Employee Stock Option Plans. We recorded expense for these matching contributions of approximately $8 million for the six months ended June 30, 2007 as compared to $3 million for the six months ended June 30, 2006. All contributions vest immediately.

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

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. As of December 31, 2006 we reported a material weakness in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) based upon our evaluation pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Due to the nature of the material weakness, remediation will not be completed until the annual tax processes are performed during the 2007 year end close. Based upon the June 30, 2007 evaluation, we have concluded that our disclosure controls and procedures were not effective for the reasons more fully described below related to the unremediated material weakness. To address this control weakness, we performed additional analysis and performed other procedures in order to prepare the unaudited quarterly consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. Accordingly, we believe that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

REMEDIATION PLAN FOR MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     We took actions to improve internal controls over our accounting for income taxes during 2006. However, the actions taken have not yet been fully evidenced and therefore we concluded that this weakness existed as of December 31, 2006. To address the material weakness in the accounting for income taxes, we have taken or will take the following actions:

     - With the assistance of an outside professional service provider, during the fourth quarter of 2006 we implemented procedures to more effectively and accurately accumulate detailed support for approximately 70 foreign tax basis balance sheets and related processes to quantify deferred tax balances.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     Except as described above, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     In connection with the restatement and the filing of this Form 10-Q/A, we, with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, re-evaluated our disclosure controls and procedures and internal control over financial reporting. In performing the re-evaluation, we considered the effects of the restatement that resulted from the error in the accounting for interest rate swap agreements. Based on the foregoing re-evaluation of our disclosure controls and procedures and internal control over financial reporting as of March 31, 2007 and our analysis of the circumstances which led to the error in the accounting for interest rate swap agreements, our Chief Executive Officer and Chief Financial Officer concluded that the error in accounting for interest rate swaps does not indicate an additional material weakness in internal controls over financial reporting.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our annual stockholders' meeting on May 8, 2007, to consider and vote on two separate proposals: (1) a proposal to elect Charles W. Cramb, Gregg Sherrill, Frank E. Macher, Roger B. Porter, David B. Price, Jr., Paul T. Stecko, Mitsunobu Takeuchi and Jane L. Warner as directors of our company for a term expiring at our next annual stockholders' meeting and (2) a proposal to ratify the appointment of Deloitte & Touche LLP as independent public accountants for 2007. The following sets forth the vote results with respect to these proposals at the meeting:

ELECTION OF DIRECTORS


                                                            VOTES FOR   VOTES WITHHELD
                                                           ----------   --------------


Charles W. Cramb.........................................  38,643,842      3,530,185
Gregg Sherrill...........................................  40,993,184      1,180,843
Frank E. Macher..........................................  41,451,612        722,415
Roger B. Porter..........................................  41,480,743        693,284
David B. Price, Jr. .....................................  41,857,713        316,314
Paul T. Stecko...........................................  41,555,120        618,907
Mitsunobu Takeuchi.......................................  41,658,751        515,276
Jane L. Warner...........................................  41,895,991        278,036


RATIFICATION OF APPOINTMENT OF DELOITTE & TOUCHE LLP


VOTES FOR              VOTES AGAINST    ABSTENTIONS
---------              -------------    -----------


41,463,266                670,086          40,675


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

                                        TENNECO INC.

                                        By:      /s/ KENNETH R. TRAMMELL
                                            ------------------------------------
                                                     Kenneth R. Trammell
                                             Executive Vice President and Chief
                                                      Financial Officer

Dated: August 14, 2007

                                INDEX TO EXHIBITS
                                       TO
                          QUARTERLY REPORT ON FORM 10-Q
                         FOR QUARTER ENDED JUNE 30, 2007


   EXHIBIT
   NUMBER                                       DESCRIPTION
   -------                                      -----------


   *4.5 (c)   --   Waiver, dated as of July 23, 2007, under the Second Amended and
                   Restated Credit Agreement.
  *10.64      --   Form of Long Term Performance Unit Award Under the 2006 Long-Term
                   Incentive Plan (stub period award).
  *10.65      --   Form of Long Term Performance Unit Award Under the 2006 Long-Term
                   Incentive Plan (three year award).
  *12         --   Computation of Ratio of Earnings to Fixed Charges.
  *15         --   Letter of Deloitte and Touche LLP regarding interim financial information.
  *31.1       --   Certification of Gregg Sherrill under Section 302 of the Sarbanes-
                   Oxley Act of 2002.
  *31.2       --   Certification of Kenneth R. Trammell under Section 302 of the
                   Sarbanes-Oxley Act of 2002.
  *32.1       --   Certification of Gregg Sherrill and Kenneth R. Trammell under
                   Section 906 of the Sarbanes-Oxley Act of 2002


--------

*    Filed herewith.