Form 10-Q
period 2007-09-30
TENNECO INC
filed 2007-11-09
CIK 1024725

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                              ---------------------

                                    FORM 10-Q

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
                   For the Quarterly Period Ended September 30, 2007
                                       OR
[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934



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

     Common Stock, par value $.01 per share: 46,565,899 shares as of October 31, 2007.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----
PART I -- FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)..............................    4
     Tenneco Inc. and Consolidated Subsidiaries --
       Report of Independent Registered Public Accounting Firm..........    4
       Statements of Income.............................................    5
       Balance Sheets...................................................    6
       Statements of Cash Flows.........................................    7
       Statements of Changes in Shareholders' Equity....................    8
       Statements of Comprehensive Income (Loss)........................    9
       Notes to Consolidated Financial Statements.......................    10
  Item 2. Management's Discussion and Analysis of Financial Condition       39
     and Results of Operations..........................................
  Item 3. Quantitative and Qualitative Disclosures About Market Risk....    65
  Item 4. Controls and Procedures.......................................    65
PART II -- OTHER INFORMATION
  Item 1. Legal Proceedings.............................................    *
     Item 1A. Risk Factors..............................................    67
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...    67
  Item 3. Defaults Upon Senior Securities...............................    *
  Item 4. Submission of Matters to a Vote of Security Holders...........    *
  Item 5. Other Information.............................................    *
  Item 6. Exhibits......................................................    67


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

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
TENNECO INC.

     We have reviewed the accompanying consolidated balance sheet of Tenneco Inc. and consolidated subsidiaries (the "Company") as of September 30, 2007, and the related consolidated statements of income, cash flows, comprehensive income
(loss) for the three-month and nine-month periods ended September 30, 2007 and 2006, and of changes in shareholders' equity for the nine-month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of Tenneco Inc.'s management.

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

     As discussed in Note 12, effective January 1, 2007, the Company adopted the measurement date provisions of Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- an amendment of FASB Statements No. 87, 88, 106 and 132(R).

     As discussed in Note 2, the accompanying 2006 consolidated financial statements have been restated.

     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Tenneco Inc. and consolidated subsidiaries as of December 31, 2006, and the related consolidated statements of income, cash flows, changes in shareholders' equity, and comprehensive income (loss) for the year then ended (not presented herein); and in our report dated March 1, 2007 (August 14, 2007 as to effects of the restatement discussed in Note 4), we expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph regarding the Company's adoption of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" on January 1, 2006, the Company's adoption of the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- an amendment of FASB Statements No. 87, 88, 106 and 132(R)," and the effects of the restatement discussed in Note 4. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Chicago, Illinois
November 6, 2007

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                         AS RESTATED                     AS RESTATED
                                                           (NOTE 2)                        (NOTE 2)
                                                        -------------                   -------------
                                         THREE MONTHS    THREE MONTHS    NINE MONTHS     NINE MONTHS
                                            ENDED           ENDED           ENDED           ENDED
                                        SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                             2007            2006            2007            2006
                                        -------------   -------------   -------------   -------------
                                                (MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)
REVENUES
  Net sales and operating revenues....   $     1,556     $     1,121     $     4,619     $     3,473
                                         -----------     -----------     -----------     -----------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation and amortization
     shown below).....................         1,313             925           3,869           2,817
  Engineering, research, and
     development......................            30              24              86              68
  Selling, general and
     administrative...................           101              81             300             288
  Depreciation and amortization of
     other intangibles................            52              45             150             136
                                         -----------     -----------     -----------     -----------
                                               1,496           1,075           4,405           3,309
                                         -----------     -----------     -----------     -----------
OTHER INCOME (EXPENSE)
  Loss on sale of receivables.........            (3)             (3)             (8)             (7)
  Other income........................            --              --               3              --
                                         -----------     -----------     -----------     -----------
                                                  (3)             (3)             (5)             (7)
                                         -----------     -----------     -----------     -----------
INCOME BEFORE INTEREST EXPENSE, INCOME
  TAXES, AND MINORITY INTEREST........            57              43             209             157
  Interest expense (net of interest
     capitalized).....................            32              30             112             102
  Income tax expense..................            --               4              22              17
  Minority interest...................             4               2               8               4
                                         -----------     -----------     -----------     -----------
NET INCOME............................   $        21     $         7     $        67     $        34
                                         ===========     ===========     ===========     ===========
EARNINGS PER SHARE
Weighted average shares of common
  stock outstanding --
  Basic...............................    45,973,687      44,986,076      45,725,202      44,466,543
  Diluted.............................    47,899,357      47,207,110      47,521,738      46,790,147
Basic earnings per share of common
  stock...............................   $      0.47     $      0.16     $      1.48     $      0.78
Diluted earnings per share of common
  stock...............................   $      0.45     $      0.16     $      1.42     $      0.74



The accompanying notes to financial statements are an integral part of these statements of income.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                 2007           2006
                                                            -------------   ------------
                                                                     (MILLIONS)
                                         ASSETS
Current assets:
  Cash and cash equivalents...............................     $   203         $   202
  Receivables --
     Customer notes and accounts, net.....................         880             578
     Other................................................          34              17
  Inventories --
     Finished goods.......................................         216             193
     Work in process......................................         205              90
     Raw materials........................................         119             122
     Materials and supplies...............................          40              36
  Deferred income taxes...................................          29              51
  Prepayments and other...................................         168             126
                                                               -------         -------
                                                                 1,894           1,415
                                                               -------         -------
Other assets:
  Long-term notes receivable, net.........................          22              26
  Goodwill................................................         207             203
  Intangibles, net........................................          26               8
  Deferred income taxes...................................         393             397
  Other...................................................         136             132
                                                               -------         -------
                                                                   784             766
                                                               -------         -------
Plant, property, and equipment, at cost...................       2,902           2,643
  Less -- Accumulated depreciation and amortization.......      (1,758)         (1,550)
                                                               -------         -------
                                                                 1,144           1,093
                                                               -------         -------
                                                               $ 3,822         $ 3,274
                                                               =======         =======

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current maturities of long-
     term debt)...........................................     $    33         $    28
  Trade payables..........................................       1,025             781
  Accrued taxes...........................................          37              49
  Accrued interest........................................          29              33
  Accrued liabilities.....................................         231             194
  Other...................................................          31              34
                                                               -------         -------
                                                                 1,386           1,119
                                                               -------         -------
Long-term debt............................................       1,503           1,357
                                                               -------         -------
Deferred income taxes.....................................          83             107
                                                               -------         -------
Postretirement benefits...................................         329             350
                                                               -------         -------
Deferred credits and other liabilities....................          75              87
                                                               -------         -------
Commitments and contingencies
Minority interest.........................................          33              28
                                                               -------         -------
Shareholders' equity:
  Common stock............................................          --              --
  Premium on common stock and other capital surplus.......       2,798           2,790
  Accumulated other comprehensive loss....................        (134)           (252)
  Retained earnings (accumulated deficit).................      (2,011)         (2,072)
                                                               -------         -------
                                                                   653             466
  Less -- Shares held as treasury stock, at cost..........         240             240
                                                               -------         -------
                                                                   413             226
                                                               -------         -------
                                                               $ 3,822         $ 3,274
                                                               =======         =======




The accompanying notes to financial statements are an integral part of these balance sheets.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          AS RESTATED                     AS RESTATED
                                                            (NOTE 2)                        (NOTE 2)
                                                         -------------                   -------------
                                          THREE MONTHS    THREE MONTHS    NINE MONTHS     NINE MONTHS
                                             ENDED           ENDED           ENDED           ENDED
                                         SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                              2007            2006            2007            2006
                                         -------------   -------------   -------------   -------------
                                                                   (MILLIONS)
OPERATING ACTIVITIES
Net income.............................       $ 21            $  7           $  67           $  34
Adjustments to reconcile net income to
  cash provided (used) by operating
  activities --
  Depreciation and amortization of
     other intangibles.................         52              45             150             136
  Deferred income taxes................        (10)              2             (23)              9
  Stock-based compensation.............          3               1               7               5
  Loss on sale of assets, net..........          3              --               8               2
     Changes in components of working
       capital --
     (Increase) decrease in
       receivables.....................         29              14            (283)            (86)
     (Increase) decrease in
       inventories.....................        (42)             (8)           (113)            (48)
     (Increase) decrease in prepayments
       and other current assets........        (11)             (7)            (35)            (44)
     Increase (decrease) in payables...        (46)            (37)            195              54
     Increase (decrease) in accrued
       taxes...........................         (6)             (8)            (10)             (8)
     Increase (decrease) in accrued
       interest........................         (1)             (1)             (4)             --
     Increase (decrease) in other
       current liabilities.............          7               3              26               8
  Other................................         (8)             (6)            (20)              3
                                              ----            ----           -----           -----
Net cash provided (used) by operating
  activities...........................         (9)              5             (35)             65
                                              ----            ----           -----           -----
INVESTING ACTIVITIES
Net proceeds from the sale of assets...          1               4               2               6
Cash payments for plant, property, and
  equipment............................        (41)            (45)           (116)           (134)
Cash payment for net assets purchased..        (16)             --             (16)             --
Cash payments for software related
  intangible assets....................         (3)             (3)            (14)             (9)
Investments and other..................         (2)             (2)             --              (1)
                                              ----            ----           -----           -----
Net cash used by investing activities..        (61)            (46)           (144)           (138)
                                              ----            ----           -----           -----
FINANCING ACTIVITIES
Issuance of common shares..............          2               3               6              13
Issuance of long-term debt.............         --              --             150              --
Debt issuance cost of long-term debt...         --              --              (6)             --
Retirement of long-term debt...........         (2)             (1)           (361)             (3)
Net increase (decrease) in revolver
  borrowings and short-term debt
  excluding current maturities of long-
  term debt............................         87              32             360              29
Distributions to minority interest
  partners.............................         (2)             --              (3)             (1)
Other..................................          2              --               2               2
                                              ----            ----           -----           -----
Net cash provided by financing
  activities...........................         87              34             148              40
                                              ----            ----           -----           -----
Effect of foreign exchange rate changes
  on cash and cash equivalents.........         18              --              32               8
Increase (decrease) in cash and cash
  equivalents..........................         35              (7)              1             (25)
Cash and cash equivalents, July 1 and
  January 1, respectively..............        168             123             202             141
                                              ----            ----           -----           -----
Cash and cash equivalents, September 30
  (Note)...............................       $203            $116           $ 203           $ 116
                                              ====            ====           =====           =====
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
  interest.............................       $ 34            $ 36           $ 111           $ 103
Cash paid during the period for income
  taxes (net of refunds)...............       $ 17            $ 11           $  45           $  18
NON-CASH INVESTING AND FINANCING
  ACTIVITIES
Period ended balance of payables for
  plant, property, and equipment.......       $ 24            $ 21           $  24           $  21


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

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                      AS RESTATED (NOTE 2)
                                                                      --------------------
                                                 NINE MONTHS ENDED      NINE MONTHS ENDED
                                                SEPTEMBER 30, 2007     SEPTEMBER 30, 2006
                                               --------------------   --------------------
                                                 SHARES      AMOUNT     SHARES      AMOUNT
                                               ----------   -------   ----------   -------
                                                     (MILLIONS EXCEPT SHARE AMOUNTS)
COMMON STOCK
Balance January 1............................  47,085,274   $    --   45,544,668   $    --
  Issued (Reacquired) pursuant to benefit
     plans...................................     238,071        --     (114,546)       --
  Stock options exercised....................     491,970        --    1,389,261        --
                                               ----------   -------   ----------   -------
Balance September 30.........................  47,815,315        --   46,819,383        --
                                               ==========             ==========
PREMIUM ON COMMON STOCK AND OTHER CAPITAL
  SURPLUS
Balance January 1............................                 2,790                  2,776
  Premium on common stock issued pursuant to
     benefit plans...........................                     8                     10
                                                            -------                -------
Balance September 30.........................                 2,798                  2,786
                                                            -------                -------
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance January 1............................                  (252)                  (281)
  Other comprehensive income.................                   118                     45
                                                            -------                -------
Balance September 30.........................                  (134)                  (236)
                                                            -------                -------
RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance January 1............................                (2,072)                (2,118)
  Net income.................................                    67                     34
  Measurement date implementation of SFAS No.
     158, net of tax.........................                    (5)                    --
  Other......................................                    (1)                    (2)
                                                            -------                -------
Balance September 30.........................                (2,011)                (2,086)
                                                            -------                -------
LESS -- COMMON STOCK HELD AS TREASURY STOCK,
  AT COST
Balance January 1 and September 30...........   1,294,692       240    1,294,692       240
                                               ==========   -------   ==========   -------
     Total...................................               $   413                $   224
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

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                    STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                                            AS RESTATED (NOTE 2)
                                                                       -----------------------------
                                        THREE MONTHS ENDED SEPTEMBER         THREE MONTHS ENDED
                                                  30, 2007                   SEPTEMBER 30, 2006
                                        ----------------------------   -----------------------------
                                         ACCUMULATED                    ACCUMULATED
                                            OTHER                          OTHER
                                        COMPREHENSIVE  COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE
                                            INCOME         INCOME          INCOME          INCOME
                                            (LOSS)         (LOSS)          (LOSS)          (LOSS)
                                        -------------  -------------   -------------   -------------
                                                                 (MILLIONS)
NET INCOME............................                      $21                             $ 7
                                                            ---                             ---
ACCUMULATED OTHER COMPREHENSIVE INCOME
  (LOSS)
  CUMULATIVE TRANSLATION ADJUSTMENT
  Balance July 1......................      $ (12)                         $ (96)
     Translation of foreign currency
       statements.....................         63            63               (8)            (8)
                                            -----                          -----
  Balance September 30................         51                           (104)
                                            -----                          -----
  ADDITIONAL LIABILITY FOR PENSION
     BENEFITS
  Balance July 1 and September 30.....       (185)                          (132)
                                            -----                          -----
Balance September 30..................      $(134)                         $(236)
                                            =====           ---            =====            ---
OTHER COMPREHENSIVE INCOME (LOSS).....                       63                              (8)
                                                            ---                             ---
COMPREHENSIVE INCOME (LOSS)...........                      $84                             $(1)
                                                            ===                             ===




                                                                           AS RESTATED (NOTE 2)
                                                                      -----------------------------
                                            NINE MONTHS ENDED               NINE MONTHS ENDED
                                            SEPTEMBER 30, 2007              SEPTEMBER 30, 2006
                                      -----------------------------   -----------------------------
                                       ACCUMULATED                     ACCUMULATED
                                          OTHER                           OTHER
                                      COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE
                                          INCOME          INCOME          INCOME          INCOME
                                          (LOSS)          (LOSS)          (LOSS)          (LOSS)
                                      -------------   -------------   -------------   -------------
                                                                (MILLIONS)
NET INCOME..........................                       $ 67                            $34
                                                           ----                            ---
ACCUMULATED OTHER COMPREHENSIVE
  INCOME (LOSS)
  CUMULATIVE TRANSLATION ADJUSTMENT
  Balance January 1.................      $ (53)                          $(149)
     Translation of foreign currency
       statements...................        104             104              45             45
                                          -----                           -----
  Balance September 30..............         51                            (104)
                                          -----                           -----
  ADDITIONAL LIABILITY FOR PENSION
     BENEFITS
  Balance January 1.................       (199)                           (132)
  Measurement date implementation of
     SFAS No. 158, net of tax.......         14              14              --             --
                                          -----                           -----
  Balance September 30..............       (185)                           (132)
                                          -----                           -----
Balance September 30................      $(134)                          $(236)
                                          =====            ----           =====            ---
OTHER COMPREHENSIVE INCOME (LOSS)...                        118                             45
                                                           ----                            ---
COMPREHENSIVE INCOME (LOSS).........                       $185                            $79
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

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     (1) As you read the accompanying financial statements you should also read our Annual Report on Form 10-K/A for the year ended December 31, 2006.

     In our opinion, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly Tenneco Inc.'s financial position, results of operations, cash flows, changes in shareholders' equity, and comprehensive income (loss) for the periods indicated. We have prepared the unaudited condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements.

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

     As a result, we have determined that these transactions do not meet the requirements for hedge accounting treatment under SFAS No. 133 and we corrected our past accounting for the swaps as hedges. Therefore, we recorded the changes in the fair value of the interest rate swaps as increases or decreases to interest expense in each period since we entered into them, instead of recording the changes in fair value as an offset to the underlying debt.

     In connection with the restatement, we requested and received from the lenders under the senior credit facility a waiver of any default or event of default that would otherwise have arisen because our prior financial statements could no longer be relied upon.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)

Other restatement adjustments

     In addition, we corrected other errors as part of the restatement that we originally determined to be immaterial, individually and in the aggregate, to our consolidated financial statements. The corrections include:

     Fees on Receivables Sold -- We corrected the classification of costs associated with our European receivables sale program. These costs were recorded in interest expense and selling, general and administrative expense and should have been recorded in other income and expense. This change reduced interest expense by less than one million dollars in the three month period ended September 30, 2006 and by $1 million in the nine month period ended September 30, 2006. Selling, general and administrative expense was also reduced by less than one million dollars in the three month period ended September 30, 2006 and by $2 million in the nine month period ended September 30, 2006. This represents the discount from book values at which these receivables were sold to the third party. This adjustment did not impact net income.

     As a result, the accompanying consolidated financial statements for the three and nine months ended September 30, 2006 have been restated from the amounts previously reported. The December 31, 2006 balance sheet was restated in Form 10-K/A filed on August 14, 2007. In connection with this restatement, the following

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)


Notes to the Consolidated Financial Statements have been restated: 4, 9, 10, 13 and 14. The following tables reflect the effects of the restatement.

                                    AS PREVIOUSLY                 AS PREVIOUSLY
                                       REPORTED     AS RESTATED      REPORTED     AS RESTATED
                                    -------------   -----------   -------------   -----------
                                         THREE MONTHS ENDED       NINE MONTHS ENDED SEPTEMBER
                                         SEPTEMBER 30, 2006                 30, 2006
                                    ---------------------------   ---------------------------
REVENUE
  Net sales and operating
     revenues.....................   $     1,122    $     1,121    $     3,476    $     3,473
                                     -----------    -----------    -----------    -----------
COSTS AND EXPENSES
  Costs and expenses (exclusive of
     depreciation and amortization
     shown below).................           926            925          2,819          2,817
  Engineering, research, and
     development..................            24             24             68             68
  Selling, general, and
     administrative...............            82             81            290            288
  Depreciation and amortization of
     other intangibles............            45             45            136            136
                                     -----------    -----------    -----------    -----------
                                           1,077          1,075          3,313          3,309
                                     -----------    -----------    -----------    -----------
OTHER INCOME (EXPENSE)
  Loss on sale of receivables.....            (2)            (3)            (4)            (7)
  Other income ...................             2             --              1             --
                                     -----------    -----------    -----------    -----------
                                              --             (3)            (3)            (7)
                                     -----------    -----------    -----------    -----------
INCOME BEFORE INTEREST EXPENSE,
  INCOME TAXES, AND MINORITY
  INTEREST........................            45             43            160            157
  Interest expense (net of
     interest capitalized)........            34             30            101            102
  Income tax expense..............             3              4             18             17
  Minority interest...............             2              2              4              4
                                     -----------    -----------    -----------    -----------
NET INCOME........................   $         6    $         7    $        37    $        34
                                     ===========    ===========    ===========    ===========
EARNINGS PER SHARE
Weighted average shares of common
  stock outstanding --
  Basic...........................    44,986,076     44,986,076     44,466,543     44,466,543
  Diluted.........................    47,207,110     47,207,110     46,790,147     46,790,147
Basic earnings per share of common
  stock...........................   $      0.13    $      0.16    $      0.84    $      0.78
Diluted earnings per share of
  common stock....................   $      0.12    $      0.16    $      0.79    $      0.74

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)

                                            AS PREVIOUSLY                 AS PREVIOUSLY
                                               REPORTED     AS RESTATED      REPORTED     AS RESTATED
                                            -------------   -----------   -------------   -----------
                                                 THREE MONTHS ENDED       NINE MONTHS ENDED SEPTEMBER
                                                 SEPTEMBER 30, 2006                 30, 2006
                                            ---------------------------   ---------------------------
                                                     (MILLIONS)                    (MILLIONS)
OPERATING ACTIVITIES
Net income................................       $  6           $  7          $  37          $  34
Adjustments to reconcile net income to
  cash provided by operating
  activities --
  Depreciation and amortization of other
     intangibles..........................         45             45            136            136
  Deferred income taxes...................          1              2              9              9
  Stock-based compensation................          1              1              3              5
  Loss on sale of assets, net.............         --             --              2              2
  Changes in components of working
     capital --
     (Increase) decrease in receivables...         17             14            (85)           (86)
     (Increase) decrease in inventories...         (7)            (8)           (47)           (48)
     (Increase) decrease in prepayments
       and other current assets...........         (7)            (7)           (34)           (44)
     Increase (decrease) in payables......        (39)           (37)            51             54
     Increase (decrease) in accrued
       taxes..............................         (8)            (8)            (8)            (8)
     Increase (decrease) in accrued
       interest...........................         (5)            (1)            (4)            --
     Increase (decrease) in other current
       liabilities........................          4              3             --              8
  Other...................................         (5)            (6)            --              3
                                                 ----           ----          -----          -----
Net cash provided by operating
  activities..............................          3              5             60             65
                                                 ----           ----          -----          -----
INVESTING ACTIVITIES
Net proceeds from the sale of assets......          4              4              6              6
Cash payments for plant, property, and
  equipment...............................        (43)           (45)          (130)          (134)
Cash payments for software related
  intangible assets.......................         (3)            (3)            (9)            (9)
Investments and other.....................         (2)            (2)            (1)            (1)
                                                 ----           ----          -----          -----
Net cash used by investing activities.....        (44)           (46)          (134)          (138)
                                                 ----           ----          -----          -----
FINANCING ACTIVITIES
Issuance of common shares.................          3              3             13             13
Issuance of long-term debt................         --             --             --             --
Debt issuance costs on long-term debt.....         --             --             --             --
Retirement of long-term debt..............         (1)            (1)            (3)            (3)
Net increase (decrease) in revolver
  borrowings and short-term debt excluding
  current maturities of long-term debt....         32             32             29             29
Distribution to minority interest
  partners................................         --             --             --             (1)
Other.....................................         --             --              2              2
                                                 ----           ----          -----          -----
Net cash provided by financing
  activities..............................         34             34             41             40
                                                 ----           ----          -----          -----
Effect of foreign exchange rate changes on
  cash and cash equivalents...............         --             --              8              8
                                                 ----           ----          -----          -----
Increase (decrease) in cash and cash
  equivalents.............................         (7)            (7)           (25)           (25)
Cash and cash equivalents, July 1 and
  January 1, respectively.................        123            123            141            141
                                                 ----           ----          -----          -----
Cash and cash equivalents, September 30...       $116           $116          $ 116          $ 116
                                                 ====           ====          =====          =====
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for interest....       $ 36           $ 36          $ 103          $ 103
Cash paid during the year for income taxes
  (net of refunds)........................       $ 11           $ 11          $  18          $  18
NON-CASH INVESTING AND FINANCING
  ACTIVITIES
Period ended balance of payables for
  plant, property, and equipment..........         --           $ 21             --          $  21

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)

     (3) In September 2007, we completed the acquisition of Combustion Components Associates' ELIM-NOx(TM) technology for $16 million. The acquisition included a complete reactant dosing system design and associated intellectual property including granted patents and patent applications yet to be granted for selective catalytic reduction emission control systems that reduce emissions of oxides of nitrogen from diesel powered vehicles. The technology can be used for both urea and hydrocarbon injection. We have recorded the acquisition as part of intangible assets on our balance sheet.

     (4) Equity Plans -- In December 1996, we adopted the 1996 Stock Ownership Plan, which permitted the granting of a variety of awards, including common stock, restricted stock, performance units, stock equivalent units, stock appreciation rights ("SARs"), and stock options to our directors, officers, employees and consultants. The plan, which terminated as to new awards on December 31, 2001, was renamed the "Stock Ownership Plan." In December 1999, we adopted the Supplemental Stock Ownership Plan, which permitted the granting of a variety of similar awards to our directors, officers, employees and consultants. We were authorized to deliver up to about 1.1 million treasury shares of common stock under the Supplemental Stock Ownership Plan, which also terminated as to new awards on December 31, 2001. In March 2002, we adopted the 2002 Long-Term Incentive Plan which permitted the granting of a variety of similar awards to our officers, directors, employees and consultants. Up to 4 million shares of our common stock were authorized for award under the 2002 Long-Term Incentive Plan. In March 2006, we adopted the 2006 Long-Term Incentive Plan which replaced the 2002 Long-Term Incentive Plan and permits the granting of a variety of similar awards to directors, officers, employees and consultants. Up to 2 million shares of our common stock plus the shares remaining for issuance under the 2002 Long-Term Incentive Plan are authorized for award under the 2006 Long-Term Incentive Plan. As of September 30, 2007, up to 1,292,416 shares of our common stock remain authorized for award under the 2006 Long-Term Incentive Plan. Our nonqualified stock options have 7 to 20 year terms and vest equally over a three year service period from the date of the grant.

     We have granted restricted common stock to our directors and certain key employees. These awards generally require, among other things, that the award holder remains in service to our company during the restriction period. We have also granted stock equivalent units and long-term performance units to certain key employees that are payable in cash. For 2007, the awards contain an annual stub-year grant payable in the first quarter of 2008 and a three-year grant payable in the first quarter of 2010. Payment is based on the attainment of specified performance goals. The grant value is indexed to the stock price. Each employee granted long-term performance units will (based on the achievement of the applicable goals) receive a percentage of the total grant's value. In addition, we have granted SARs to certain key employees in our Asian operations that are payable in cash after a three year service period. The grant value is indexed to the stock price.

     Accounting Methods -- Effective January 1, 2006, we adopted SFAS No. 123(R), "Share-Based Payment," using the modified prospective application method. Under this transition method, compensation cost recognized for the nine months ended September 30, 2007 and 2006, respectively, includes the applicable amounts of: (1) compensation cost of all unvested stock-based awards granted prior to January 1, 2006, based upon the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in pro-forma footnote disclosures, and (2) compensation cost for all stock-based awards granted on or after January 1, 2006, based upon the grant date fair value estimated in accordance with the new provisions of SFAS No. 123(R).

     The impact of recognizing compensation expense related to nonqualified stock options is contained in the table below.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)

                                                     NINE MONTHS ENDED   NINE MONTHS ENDED
                                                       SEPTEMBER 30,       SEPTEMBER 30,
                                                            2007                2006
                                                     -----------------   -----------------
                                                         (MILLIONS)          (MILLIONS)
Selling, general and administrative................        $    3              $    3
                                                           ------              ------
Loss before interest expense, income taxes and
  minority interest................................            (3)                 (3)
Income tax benefit.................................             1                   1
                                                           ------              ------
Net loss...........................................        $   (2)             $   (2)
                                                           ======              ======
Decrease in basic earnings per share...............        $(0.05)             $(0.04)
Decrease in diluted earnings per share.............        $(0.05)             $(0.04)


     For stock options awarded to retirement eligible employees we immediately accelerate the recognition of any outstanding compensation cost when employees become retiree eligible before the end of the explicit vesting period.

     As of September 30, 2007, there was approximately $5 million, net of tax, of total unrecognized compensation costs related to these stock-based awards that we expect to recognize over a weighted average period of 1.0 year.

     Compensation expense for restricted stock, stock equivalent units, long-term performance units and SARs, net of tax, was approximately $6 million for the nine months ended September 30, 2007 and 2006, and was recorded in selling, general, and administrative expense on the statement of income.

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

     Cash received from option exercises for the nine months ended September 30, 2007, was approximately $4 million. Stock option exercises during the first nine months of 2007 generated an excess tax benefit of approximately $6 million. Pursuant to footnote 82 of SFAS No. 123(R), this benefit was not recorded as we have federal and state net operating losses which are not currently being utilized. As a result, the excess tax benefit had no impact on our financial position or statement of cash flows.

     Assumptions -- We calculated the fair values of stock option awards using the Black-Scholes option pricing model with the weighted average assumptions listed below. Determining the fair value of share-based awards requires judgment in estimating employee and market behavior.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)

                                                                    NINE MONTHS
                                                                       ENDED
                                                                   SEPTEMBER 30,
                                                                   -------------
                                                                    2007    2006
                                                                   -----   -----
Stock Options
Weighted average grant date fair value, per share................  $9.93   $9.27
Weighted average assumptions used:
Expected volatility..............................................   38.4%   42.6%
Expected lives...................................................    4.1     5.1
Risk-free interest rates.........................................   4.71%    4.2%
Dividend yields..................................................    0.0%    0.0%


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

     Stock Options -- The following table reflects the status and activity for all options to purchase common stock for the period indicated:

                                                     NINE MONTHS ENDED SEPTEMBER 30, 2007
                                            ------------------------------------------------------
                                                                        WEIGHTED AVG.
                                              SHARES    WEIGHTED AVG.     REMAINING      AGGREGATE
                                              UNDER        EXERCISE        LIFE IN       INTRINSIC
                                              OPTION        PRICES          YEARS          VALUE
                                            ---------   -------------   -------------   ----------
                                                                                        (MILLIONS)
Outstanding Stock Options
Outstanding, January 1, 2007..............  3,074,173       $10.13
  Granted.................................    589,681        26.68
  Canceled................................         --           --
  Forfeited...............................    (54,730)       23.67
  Exercised...............................   (192,563)        7.31                          $ 3
                                            ---------
Outstanding, March 31, 2007...............  3,416,561       $12.93           5.2            $42
  Granted.................................     33,039        13.86
  Canceled................................   (159,800)          --
  Forfeited...............................    (31,317)       23.27
  Exercised...............................   (191,097)        6.58                          $ 5
                                            ---------
Outstanding, June 30, 2007................  3,067,386       $12.65           5.2            $55
  Granted.................................      5,884        32.08
  Canceled................................         --           --
  Forfeited...............................     (6,419)       20.30
  Exercised...............................   (108,310)        8.72                          $ 3
                                            ---------
Outstanding, September 30, 2007...........  2,958,541       $12.82           4.9            $61
                                            =========


                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)

     Restricted Stock -- The following table reflects the status for all nonvested restricted shares for the period indicated:

                                                                 NINE MONTHS ENDED
                                                                SEPTEMBER 30, 2007
                                                             ------------------------
                                                                        WEIGHTED AVG.
                                                                          GRANT DATE
                                                              SHARES      FAIR VALUE
                                                             --------   -------------
Nonvested Restricted Shares
Nonvested balance at January 1, 2007.......................   386,507       $17.10
  Granted..................................................   364,018        26.73
  Vested...................................................  (222,040)       15.39
  Forfeited................................................   (35,972)       22.49
                                                             --------
Nonvested balance at March 31, 2007........................   492,513       $24.60
  Granted..................................................     6,527        30.22
  Vested...................................................      (833)       13.28
  Forfeited................................................   (17,199)       22.35
                                                             --------
Nonvested balance at June 30, 2007.........................   481,008       $24.77
  Granted..................................................     3,054        32.46
  Vested...................................................      (612)       16.59
  Forfeited................................................        --           --
                                                             --------
Nonvested balance at September 30, 2007....................   483,450       $24.83
                                                             ========



     The fair value of restricted stock grants is equal to the average market price of our stock at the date of grant. As of September 30, 2007, approximately $8 million of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of approximately 2.0 years.

     Long-Term Performance Units and SARs -- Long-term performance units and SARs are paid in cash and recognized as a liability based upon their fair value. As of September 30, 2007, approximately $4 million of total unrecognized compensation costs is expected to be recognized over the weighted-average period of approximately 1.6 years.

     (5) In March 2007 we refinanced our $831 million senior credit facility. This transaction reduced the interest rates we pay on all portions of the facility. While the total amount of the new senior credit facility is $830 million, approximately the same as the previous facility, we changed the components of the facility to enhance our financial flexibility. We increased the amount of commitments under our revolving loan facility from $320 million to $550 million, reduced the amount of commitments under our tranche B-1 letter of credit/revolving loan facility from $155 million to $130 million and replaced the $356 million term loan B with a $150 million term loan A. As of September 30, 2007, the senior credit facility consisted of a five-year, $150 million term loan A maturing in March 2012, a five-year, $550 million revolving credit facility maturing in March 2012, and a seven-year $130 million tranche B-1 letter of credit/revolving loan facility maturing in March 2014.

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

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)

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

     We have three fixed-to-floating interest rate swaps that effectively convert $150 million of our 10 1/4 percent fixed interest rate senior secured notes into floating interest rate debt at an annual rate of LIBOR plus 5.68 percent. Based upon the current LIBOR rate of 5.39 percent (which is in effect until January 15, 2008) these swaps are expected to increase our interest expense by $1 million in 2007 excluding any impact from marking the swaps to market. Since entering into these swaps, we have realized a net cumulative benefit of $3 million through September 30, 2007, in reduced interest payments. The change in the market value of these swaps is recorded as part of interest expense with an offset to other long-term liabilities. As of September 30, 2007, the fair value of the interest rate swaps was a liability of approximately $5 million which has been recorded in other long-term liabilities.

     On November 1, 2007, we announced that we had priced a private placement offering of $250 million of 8 1/8 percent senior notes due November 15, 2015. The offering and related transactions are designed to (1) reduce our interest expense and extend the maturity of a portion of our debt (by using the proceeds of the offering to tender for a portion of our outstanding $475 million 10 1/4 percent senior secured notes due 2013), (2) facilitate the realignment of the ownership structure of some of our foreign subsidiaries and (3) otherwise amend certain of the covenants in the indenture for the senior secured notes to be consistent with those contained in our subordinated notes, including conforming the limitation on incurrence of indebtedness and the absence of a limitation on issuances or transfers of restricted subsidiary stock, and make other minor modifications. We expect to close this offering on November 20, 2007, assuming we receive the requisite consents to amend the indenture for the senior secured notes. We expect the indenture governing the new notes to be substantially similar to the indenture for our existing senior subordinated notes.

     (6) In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 ("FIN 48")." FIN 48 is a new interpretation of SFAS No. 109 establishing a new model in accounting for uncertainty in income taxes recognized in financial statements. FIN 48 prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on tax returns. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)


be recognized if it has less than a 50% likelihood of being sustained. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. In May 2007, the FASB issued Interpretation No. 48-1, "Definition of Settlement in FASB Interpretation No. 48". FIN 48-1 is effective for fiscal years beginning after December 15, 2006 and provides guidance on how a reporting entity should determine when a tax position is effectively settled.

     We adopted the provisions of FIN 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $42 million. As a result of the implementation of FIN 48, we recognized an increase to retained earnings (accumulated deficit) in an amount less than $1 million and a decrease to our accruals for uncertain tax positions and related interest and penalties by a corresponding amount.

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

     (7) Over the past several years we have adopted plans to restructure portions of our operations. These plans were approved by the Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. Prior to the change in accounting required for exit or disposal activities, we recorded charges to income related to these plans for costs that did not benefit future activities in the period in which the plans were finalized and approved, while actions necessary to affect these restructuring plans occurred over future periods in accordance with established plans.

     Our recent restructuring activities began in the fourth quarter of 2001, when our Board of Directors approved a restructuring plan, a project known as Project Genesis, which was designed to lower our fixed costs, relocate capacity, reduce our work force, improve efficiency and utilization, and better optimize our global footprint. We have subsequently engaged in various other restructuring projects related to Project Genesis. We incurred $27 million in restructuring and restructuring-related costs during 2006, of which $23 million was recorded in cost of sales and $4 million was recorded in selling, general and administrative expense. In the third quarter of 2007, we incurred $3 million in restructuring and restructuring-related costs which was recorded in cost of sales, $2 million of which related to a charge for asset impairments. For the first nine months of 2007, we incurred $7 million in restructuring and restructuring-related costs of which $6 million was recorded in cost of sales and $1 million in selling, general and administrative expense. Since Project Genesis was initiated, we have incurred costs of $137 million through September 30, 2007.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)

     Under the terms of our amended and restated senior credit agreement that took effect on March 16, 2007, we are allowed to exclude $80 million of cash charges and expenses, before taxes, related to cost reduction initiatives, excluding any charges for asset impairment, incurred after March 16, 2007 from the calculation of the financial covenant ratios required under our senior credit facility. As of September 30, 2007, we have excluded $5 million in allowable charges relating to restructuring initiatives against the $80 million available under the terms of the March 2007 amended and restated senior credit facility.

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

     (8) We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense costs related to an existing environmental condition caused by past operations that do not contribute to current or future revenue generation. We record liabilities when environmental assessments indicate that remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology, and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors. We consider all available evidence including prior experience in remediation of contaminated sites, other companies' cleanup experiences and data released by the United States Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new information. Where future cash flows are fixed or reliably determinable, we have discounted the liabilities. All other environmental liabilities are recorded at their undiscounted amounts. We evaluate recoveries separately from the liability and, when they are assured, recoveries are recorded and reported separately from the associated liability in our financial statements.

     As of September 30, 2007, we are designated as a potentially responsible party in one Superfund site. Including the Superfund site, we may have the obligation to remediate current or former facilities, and we estimate our share of environmental remediation costs at these facilities to be approximately $9 million. For the Superfund site and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund site, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund site, and of other liable parties at our current and former facilities, has been considered, where appropriate, in our determination of our estimated liability. We believe that any potential costs associated with our current status as a potentially responsible party in the Superfund site, or as a liable party at our current or former facilities, will not be material to our results of operations or consolidated financial position.

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

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)


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

     Below is a table that shows the activity in the warranty accrual accounts:

                                                                     NINE MONTHS
                                                                        ENDED
                                                                      SEPTEMBER
                                                                         30,
                                                                     -----------
                                                                     2007   2006
                                                                     ----   ----
                                                                      (MILLIONS)
Beginning Balance January 1,.......................................   $25   $ 22
Accruals related to product warranties.............................    11     16
Reductions for payments made.......................................    (8)   (12)
                                                                      ---   ----
Ending Balance September 30,.......................................   $28   $ 26
                                                                      ===   ====



     The current year increase in the warranty accrual is primarily driven by higher unit pricing and product mix in the North American aftermarket.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)

     (9) In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement." This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of this statement to have a material impact to our financial statements.

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

     In addition, SFAS No. 158 requires that companies using a measurement date for their defined benefit pension plans and other postretirement benefit plans other than their fiscal year end, change the measurement date to the fiscal year end effective for fiscal years ending after December 15, 2008. Effective January 1, 2007, we elected to early adopt the measurement date provision of SFAS No.
158. Adoption of this part of the statement was not material to our financial position and results of operations. See Note 12.

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

     In April 2007, the FASB issued Interpretation No. 39-1, "Amendment of FASB Interpretation No. 39." This amendment allows a reporting entity to offset fair value amounts recognized for derivative instruments with fair value amounts recognized for the right to reclaim or realize cash collateral. Additionally, this amendment requires disclosure of the accounting policy on the reporting entity's election to offset or not offset amounts for derivative instruments. FIN 39-1 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of FIN 39-1 to have a material impact on our financial statements.

     In May 2007, the FASB issued Interpretation No. 48-1, "Definition of Settlement in FASB Interpretation No. 48." FIN 48-1 is effective for fiscal years beginning after December 15, 2006 and provides guidance on how a reporting entity should determine when a tax position is effectively settled. We have applied FIN 48-1 in the second quarter. The adoption of FIN 48-1 did not have a material impact to our financial statements and related disclosures. See Note 6.

     In June 2007, the Emerging Issues Task Force ("EITF") issued EITF 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF 06-11 provides the final consensus on the application of paragraphs 62 and 63 of SFAS 123(R) on the accounting for income tax benefits relating to the payment of dividends on equity-classified employee share-based payment awards that are charged to retained earnings. EITF 06-11 affirms that the realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in-capital. Additionally,

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)


EITF 06-11 provides guidance on the amount of tax benefits from dividends that are reclassified from additional paid-in-capital to the income statement when an entity's estimate of forfeitures changes. EITF 06-11 is effective prospectively for the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007. Because we currently do not pay dividends on our common stock, we do not expect the adoption of EITF 06-11 to have an impact on our financial statements.

     In June 2007, the EITF issued EITF 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities." EITF 07-3 requires the deferral and capitalization of nonrefundable advance payments for goods and services that an entity will use in research and development activities pursuant to an executory contractual agreement. Expenditures which are capitalized under EITF 07-3 should be expensed as the goods are delivered or the related services are performed. EITF 07-3 is effective prospectively for fiscal years beginning after December 15, 2007 and interim periods within those fiscal years. EITF 07-3 is applicable to new contracts entered into on or after the effective date of this Issue. We do not expect the adoption of EITF 07-3 to have a material impact on our financial statements.

     (10) We have an agreement to sell an interest in some of our U.S. trade accounts receivable to a third party. Receivables become eligible for the program on a daily basis, at which time the receivables are sold to the third party without recourse, net of a factoring discount, through a wholly-owned subsidiary. Under this agreement, as well as individual agreements with third parties in Europe, we have sold accounts receivable of $149 million and $144 million at September 30, 2007 and 2006, respectively. We recognized a loss of $8 million for the nine months ended September 30, 2007, and $7 million for the nine months ended September 30, 2006, on these sales of trade accounts, representing the discount from book values at which these receivables were sold to the third party. The discount rate varies based on funding cost incurred by the third party, which has averaged approximately six percent during 2007. We retain ownership of the remaining interest in the pool of receivables not sold to the third party. The retained interest represents a credit enhancement for the program. We value the retained interest based upon the amount we expect to collect from our customers, which approximates book value.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)

     (11) Earnings per share of common stock outstanding were computed as follows:

                                                         AS RESTATED                     AS RESTATED
                                                           (NOTE 2)                        (NOTE 2)
                                                        -------------                   -------------
                                         THREE MONTHS    THREE MONTHS    NINE MONTHS     NINE MONTHS
                                            ENDED           ENDED           ENDED           ENDED
                                        SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                             2007            2006            2007            2006
                                        -------------   -------------   -------------   -------------
                                                (MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)
Basic earnings per share --
  Net Income..........................   $        21     $         7     $        67     $        34
                                         ===========     ===========     ===========     ===========
  Weighted average shares of common
     stock outstanding................    45,973,687      44,986,076      45,725,202      44,466,543
                                         ===========     ===========     ===========     ===========
  Earnings per weighted average share
     of common stock..................   $      0.47     $      0.16     $      1.48     $      0.78
                                         ===========     ===========     ===========     ===========
Diluted earnings per share --
  Net Income..........................   $        21     $         7     $        67     $        34
                                         ===========     ===========     ===========     ===========
  Weighted average shares of common
     stock outstanding................    45,973,687      44,986,076      45,725,202      44,466,543
  Effect of dilutive securities:
     Restricted stock.................       206,495         335,432         208,175         409,223
     Stock options....................     1,719,175       1,885,602       1,588,361       1,914,381
                                         -----------     -----------     -----------     -----------
  Weighted average shares of common
     stock outstanding including
     dilutive securities..............    47,899,357      47,207,110      47,521,738      46,790,147
                                         ===========     ===========     ===========     ===========
  Earnings per weighted average share
     of common stock..................   $      0.45     $      0.16     $      1.42     $      0.74
                                         ===========     ===========     ===========     ===========



     Options to purchase 351,429 and 1,020,145 shares of common stock were outstanding at September 30, 2007 and 2006, respectively, but were not included in the computation of diluted EPS because the options were anti-dilutive for the quarters ended September 30, 2007 and 2006, respectively.

     (12) Net periodic pension costs (income) and postretirement benefit costs (income) consist of the following components:

                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                               ---------------------------------------------
                                                                                POSTRETIRE-
                                                          PENSION                   MENT
                                               -----------------------------   -------------
                                                    2007            2006       2007     2006
                                               -------------   -------------   ----     ----
                                                US   FOREIGN    US   FOREIGN    US       US
                                               ---   -------   ---   -------   ----     ----
                                                                 (MILLIONS)
Service cost -- benefits earned during the
  period.....................................  $ 1     $ 3     $ 4     $ 2      $ 1      $--
Interest cost................................    4       4       5       3        2        2
Expected return on plan assets...............   (5)     (5)     (4)     (4)      --       --
Net amortization:
  Actuarial loss.............................    2       1       2       1        1        2
  Prior service cost.........................   --      --      --       1       (1)      (1)
                                               ---     ---     ---     ---      ---      ---
Net pension and postretirement costs.........  $ 2     $ 3     $ 7     $ 3      $ 3      $ 3
                                               ===     ===     ===     ===      ===      ===


                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)

                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                              -----------------------------------------------
                                                                                 POSTRETIRE-
                                                          PENSION                    MENT
                                              -------------------------------   -------------
                                                   2007             2006        2007     2006
                                              --------------   --------------   ----     ----
                                               US    FOREIGN    US    FOREIGN    US       US
                                              ----   -------   ----   -------   ----     ----
                                                                 (MILLIONS)
Service cost -- benefits earned during the
  period....................................  $  2     $  7    $ 12     $  6     $ 2      $ 2
Interest cost...............................    14       13      14       11       7        6
Expected return on plan assets..............   (16)     (15)    (14)     (12)     --       --
Net amortization:
  Actuarial loss............................     3        4       4        4       4        5
  Prior service cost........................    --       --       2        1      (4)      (4)
                                              ----     ----    ----     ----     ---      ---
Net pension and postretirement costs........  $  3     $  9    $ 18     $ 10     $ 9      $ 9
                                              ====     ====    ====     ====     ===      ===



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


     For the nine months ended September 30, 2007, we made pension contributions of approximately $13 million for our domestic pension plans and $12 million for our foreign pension plans. Based on current actuarial estimates, we believe we will be required to make approximately $4 million in contributions for the remainder of 2007.

     We made postretirement contributions of approximately $7 million during the first nine months of 2007. Based on current actuarial estimates, we believe we will be required to make approximately $3 million in contributions for the remainder of 2007.

     As of December 31, 2006, $71 million of our total projected benefit obligation related to plans that do not require contributions.

     (13) We occasionally provide guarantees that could require us to make future payments in the event that the third party primary obligor does not make its required payments. We have not recorded a liability for any of these guarantees. The only third party guarantee we have made is the performance of lease obligations by a former affiliate. Our maximum liability under this guarantee was less than a million at September 30, 2007 and 2006, respectively. We have no recourse in the event of default by the former affiliate. However, we have not been required to make any payments under this guarantee.

     Additionally, we have from time to time issued guarantees for the performance of obligations by some of our subsidiaries, and some of our subsidiaries have guaranteed our debt. All of our existing and future material domestic wholly-owned subsidiaries fully and unconditionally guarantee our senior credit facility, our senior secured notes and our senior subordinated notes on a joint and several basis. The arrangement for the senior credit facility is also secured by first-priority liens on substantially all our domestic assets and pledges of 66 percent of the stock of certain first-tier foreign subsidiaries. The arrangement for the $475 million senior secured notes is also secured by second-priority liens on substantially all our domestic assets, excluding some of the stock of our domestic

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)


subsidiaries. No assets or capital stock of our direct or indirect foreign subsidiaries secure these notes. You should also read Note 15 where we present the Supplemental Guarantor Condensed Consolidating Financial Statements.

     We have issued guarantees through letters of credit in connection with some obligations of our affiliates. We have issued $18 million in letters of credit to support some of our subsidiaries' insurance arrangements. In addition, we have issued $13 million in guarantees through letters of credit to guarantee other obligations of subsidiaries primarily related to environmental remediation activities and a foreign employee benefit program.

     Negotiable Financial Instruments -- One of our European subsidiaries receives payment from one of its OE customers whereby the account receivables are satisfied through the delivery of negotiable financial instruments. These financial instruments are then sold at a discount to a European bank. The sales of these financial instruments are not included in the account receivables sold. Any of these financial instruments which were not sold as of September 30, 2007 and 2006 are classified as other current assets and are excluded from our definition of cash equivalents. We had sold approximately $16 million of these instruments at September 30, 2007 and $20 million at September 30, 2006.

     In certain instances several of our Chinese subsidiaries receive payment from OE customers and satisfy vendor payments through the receipt and delivery of negotiable financial instruments. Financial instruments used to satisfy vendor payables and not redeemed totaled $12 million and $9 million at September 30, 2007 and 2006, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $7 million as of September 30, 2007 and 2006, and were classified as other current assets. One of our Chinese subsidiaries is required to maintain a cash balance at a financial institution issuing the financial instruments which are used to satisfy vendor payments. The balance was less than a million dollars at September 30, 2007 and 2006, respectively, and was classified as cash and cash equivalents.

     (14) We are a global manufacturer with three geographic reportable segments: (1) North America, (2) Europe, South America and India ("Europe"), and
(3) Asia Pacific. Each segment manufactures and distributes ride control and emission control products primarily for the automotive industry. We have not aggregated individual operating segments within these reportable segments. We evaluate segment performance based primarily on income before interest expense, income taxes, and minority interest. Products are transferred between segments and geographic areas on a basis intended to reflect as nearly as possible the "market value" of the products.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)

     The following table summarizes certain Tenneco segment information:

                                                                   SEGMENT
                                            -----------------------------------------------------
                                             NORTH               ASIA    RECLASS &
                                            AMERICA   EUROPE   PACIFIC     ELIMS     CONSOLIDATED
                                            -------   ------   -------   ---------   ------------
                                                                  (MILLIONS)
AT SEPTEMBER 30, 2007 AND FOR THE THREE
  MONTHS THEN ENDED
Revenues from external customers..........   $  734   $  672     $150      $  --        $1,556
Intersegment revenues.....................        3      118        4       (125)           --
Income before interest expense, income
  taxes, and minority interest............       24       22       11         --            57
AT SEPTEMBER 30, 2007 AND FOR THE NINE
  MONTHS THEN ENDED
Revenues from external customers..........   $2,187   $2,034     $398      $  --        $4,619
Intersegment revenues.....................        7      310       11       (328)           --
Income before interest expense, income
  taxes, and minority interest............      104       80       25         --           209
Total assets..............................    1,627    1,740      369         86         3,822
TOTAL ASSETS AT DECEMBER 31, 2006.........   $1,460   $1,422     $301      $  91        $3,274



                                                             AS RESTATED (NOTE 2)
                                            -----------------------------------------------------
                                                                   SEGMENT
                                            -----------------------------------------------------
                                             NORTH               ASIA    RECLASS &
                                            AMERICA   EUROPE   PACIFIC     ELIMS     CONSOLIDATED
                                            -------   ------   -------   ---------   ------------
                                                                  (MILLIONS)
AT SEPTEMBER 30, 2006 AND FOR THE THREE
  MONTHS THEN ENDED
Revenues from external customers..........   $  441   $  569     $111       $ --        $1,121
Intersegment revenues.....................        2       15        4        (21)           --
Income before interest expense, income
  taxes, and minority interest............       15       23        5         --            43
AT SEPTEMBER 30, 2006 AND FOR THE NINE
  MONTHS THEN ENDED
Revenues from external customers..........   $1,478   $1,692     $303       $ --        $3,473
Intersegment revenues.....................        5       47       11        (63)           --
Income before interest expense, income
  taxes, and minority interest............       85       65        7         --           157
Total assets..............................    1,412    1,411      290         57         3,170

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)

     (15) Supplemental guarantor condensed financial statements are presented below:

Basis of Presentation

     Subject to limited exceptions, all of our existing and future material domestic wholly-owned subsidiaries (which are referred to as the Guarantor Subsidiaries) fully and unconditionally guarantee our senior subordinated notes due 2014 and our senior secured notes due 2013 on a joint and several basis. We have not presented separate financial statements and other disclosures concerning each of the Guarantor Subsidiaries because management has determined that such information is not material to the holders of the notes. Therefore, the Guarantor Subsidiaries are combined in the presentation below.

     These condensed consolidating financial statements are presented using the equity method. Under this method, our investments are recorded at cost and adjusted for our ownership share of a subsidiary's cumulative results of operations, capital contributions and distributions, and other equity changes. You should read the condensed consolidating financial statements of the Guarantor Subsidiaries in connection with our consolidated financial statements and related notes of which this note is an integral part.

Distributions

     There are no significant restrictions on the ability of the Guarantor Subsidiaries to make distributions to us.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)

                           STATEMENT OF INCOME (LOSS)

                                                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007
                                    ---------------------------------------------------------------------
                                                                  TENNECO INC.
                                      GUARANTOR    NONGUARANTOR      (PARENT     RECLASS &
                                    SUBSIDIARIES   SUBSIDIARIES     COMPANY)       ELIMS     CONSOLIDATED
                                    ------------   ------------   ------------   ---------   ------------
                                                                  (MILLIONS)
REVENUES
  Net sales and operating
     revenues -- External.........      $725          $  831          $ --         $  --        $1,556
     Affiliated companies.........        19             249            --          (268)           --
                                        ----          ------          ----         -----        ------
                                         744           1,080            --          (268)        1,556
                                        ----          ------          ----         -----        ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below)....       694             887            --          (268)        1,313
  Engineering, research, and
     development..................        14              16            --            --            30
  Selling, general, and
     administrative...............        43              57             1            --           101
  Depreciation and amortization of
     other intangibles............        21              31            --            --            52
                                        ----          ------          ----         -----        ------
                                         772             991             1          (268)        1,496
                                        ----          ------          ----         -----        ------
OTHER INCOME (EXPENSE)
  Loss on sale of receivables.....        --              (3)           --            --            (3)
  Other income (loss).............         7              (3)           (4)           --            --
                                        ----          ------          ----         -----        ------
                                           7              (6)           (4)           --            (3)
                                        ----          ------          ----         -----        ------
INCOME BEFORE INTEREST EXPENSE,
  INCOME TAXES, MINORITY INTEREST,
  AND EQUITY IN NET INCOME FROM
  AFFILIATED COMPANIES............       (21)             83            (5)           --            57
                                        ----          ------          ----         -----        ------
  Interest expense --
     External (net of interest
       capitalized)...............        (1)             --            33            --            32
     Affiliated companies (net of
       interest income)...........        48              (4)          (44)           --            --
  Income tax expense (benefit)....       (24)             26             6            (8)           --
  Minority interest...............        --               4            --            --             4
                                        ----          ------          ----         -----        ------
                                         (44)             57            --             8            21
  Equity in net income from
     affiliated companies.........        51              --            21           (72)           --
                                        ----          ------          ----         -----        ------
NET INCOME........................      $  7          $   57          $ 21         $ (64)       $   21
                                        ====          ======          ====         =====        ======


                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)

                           STATEMENT OF INCOME (LOSS)

                                                             AS RESTATED (NOTE 2)
                                    ---------------------------------------------------------------------
                                                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006
                                    ---------------------------------------------------------------------
                                                                  TENNECO INC.
                                      GUARANTOR    NONGUARANTOR      (PARENT     RECLASS &
                                    SUBSIDIARIES   SUBSIDIARIES     COMPANY)       ELIMS     CONSOLIDATED
                                    ------------   ------------   ------------   ---------   ------------
                                                                  (MILLIONS)
REVENUES
  Net sales and operating
     revenues -- External.........      $429           $692           $ --         $  --        $1,121
     Affiliated companies.........        22            112             --          (134)           --
                                        ----           ----           ----         -----        ------
                                         451            804             --          (134)        1,121
                                        ----           ----           ----         -----        ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below)....       373            685             --          (133)          925
  Engineering, research, and
     development..................         8             16             --            --            24
  Selling, general, and
     administrative...............        34             46              1            --            81
  Depreciation and amortization of
     other intangibles............        17             28             --            --            45
                                        ----           ----           ----         -----        ------
                                         432            775              1          (133)        1,075
                                        ----           ----           ----         -----        ------
OTHER INCOME (EXPENSE)
  Loss on sale of receivables.....        --             (3)            --            --            (3)
  Other income (loss).............         2             --             (3)            1            --
                                        ----           ----           ----         -----        ------
                                           2             (3)            (3)            1            (3)
                                        ----           ----           ----         -----        ------
INCOME (LOSS) BEFORE INTEREST
  EXPENSE, INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN NET
  INCOME FROM AFFILIATED
  COMPANIES.......................        21             26             (4)           --            43
  Interest expense --
     External (net of interest
       capitalized)...............        (2)             1             31            --            30
     Affiliated companies (net of
       interest income)...........        43             (3)           (40)           --            --
  Income tax expense (benefit)....        (5)             8             13           (12)            4
  Minority interest...............        --              2             --            --             2
                                        ----           ----           ----         -----        ------
                                         (15)            18             (8)           12             7
  Equity in net income (loss) from
     affiliated companies.........        12              1             15           (28)           --
                                        ----           ----           ----         -----        ------
NET INCOME (LOSS).................      $ (3)          $ 19           $  7         $ (16)       $    7
                                        ====           ====           ====         =====        ======


                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)

                           STATEMENT OF INCOME (LOSS)

                                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
                                    ---------------------------------------------------------------------
                                                                  TENNECO INC.
                                      GUARANTOR    NONGUARANTOR      (PARENT     RECLASS &
                                    SUBSIDIARIES   SUBSIDIARIES     COMPANY)       ELIMS     CONSOLIDATED
                                    ------------   ------------   ------------   ---------   ------------
                                                                  (MILLIONS)
REVENUES
  Net sales and operating
     revenues -- External.........     $2,123         $2,496          $  --        $  --        $4,619
     Affiliated companies.........         77            678             --         (755)           --
                                       ------         ------          -----        -----        ------
                                        2,200          3,174             --         (755)        4,619
                                       ------         ------          -----        -----        ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below)....      1,973          2,651             --         (755)        3,869
  Engineering, research, and
     development..................         40             46             --           --            86
  Selling, general, and
     administrative...............        119            178              3           --           300
  Depreciation and amortization of
     other intangibles............         58             92             --           --           150
                                       ------         ------          -----        -----        ------
                                        2,190          2,967              3         (755)        4,405
                                       ------         ------          -----        -----        ------
OTHER INCOME (EXPENSE)
  Loss on sale of receivables.....         --             (8)            --           --            (8)
  Other income (loss).............         10             (2)            (1)          (4)            3
                                       ------         ------          -----        -----        ------
                                           10            (10)            (1)          (4)           (5)
                                       ------         ------          -----        -----        ------
INCOME BEFORE INTEREST EXPENSE,
  INCOME TAXES, MINORITY INTEREST,
  AND EQUITY IN NET INCOME FROM
  AFFILIATED COMPANIES............         20            197             (4)          (4)          209
                                       ------         ------          -----        -----        ------
  Interest expense --
     External (net of interest
       capitalized)...............         (2)             3            111           --           112
     Affiliated companies (net of
       interest income)...........        140            (12)          (128)          --            --
  Income tax expense (benefit)....        (48)            60              7            3            22
  Minority interest...............         --              8             --           --             8
                                       ------         ------          -----        -----        ------
                                          (70)           138              6           (7)           67
  Equity in net income (loss) from
     affiliated companies.........        132             --             61         (193)           --
                                       ------         ------          -----        -----        ------
NET INCOME (LOSS).................     $   62         $  138          $  67        $(200)       $   67
                                       ======         ======          =====        =====        ======


                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)

                           STATEMENT OF INCOME (LOSS)

                                                             AS RESTATED (NOTE 2)
                                    ---------------------------------------------------------------------
                                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
                                    ---------------------------------------------------------------------
                                                                  TENNECO INC.
                                      GUARANTOR    NONGUARANTOR      (PARENT     RECLASS &
                                    SUBSIDIARIES   SUBSIDIARIES     COMPANY)       ELIMS     CONSOLIDATED
                                    ------------   ------------   ------------   ---------   ------------
                                                                  (MILLIONS)
REVENUES
  Net sales and operating
     revenues -- External.........     $1,435         $2,038          $  --        $  --        $3,473
     Affiliated companies.........         66            360             --         (426)           --
                                       ------         ------          -----        -----        ------
                                        1,501          2,398             --         (426)        3,473
                                       ------         ------          -----        -----        ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below)....      1,210          2,032             --         (425)        2,817
  Engineering, research, and
     development..................         25             43             --           --            68
  Selling, general, and
     administrative...............        125            160              3           --           288
  Depreciation and amortization of
     other intangibles............         52             84             --           --           136
                                       ------         ------          -----        -----        ------
                                        1,412          2,319              3         (425)        3,309
                                       ------         ------          -----        -----        ------
OTHER INCOME (EXPENSE)
  Loss on sale of receivables.....         --             (7)            --           --            (7)
  Other income (loss).............          7             (5)            (1)          (1)           --
                                       ------         ------          -----        -----        ------
                                            7            (12)            (1)          (1)           (7)
INCOME BEFORE INTEREST EXPENSE,
  INCOME TAXES, MINORITY INTEREST,
  AND EQUITY IN NET INCOME FROM
  AFFILIATED COMPANIES............         96             67             (4)          (2)          157
  Interest expense --
     External (net of interest
       capitalized)...............         (4)             2            104           --           102
     Affiliated companies (net of
       interest income)...........        121             (9)          (112)          --            --
  Income tax expense (benefit)....         (1)            19             39          (40)           17
  Minority interest...............         --              4             --           --             4
                                       ------         ------          -----        -----        ------
                                          (20)            51            (35)          38            34
  Equity in net income (loss) from
     affiliated companies.........         38              1             69         (108)           --
                                       ------         ------          -----        -----        ------
NET INCOME (LOSS).................     $   18         $   52          $  34        $ (70)       $   34
                                       ======         ======          =====        =====        ======


                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)

                                  BALANCE SHEET


                                                             SEPTEMBER 30, 2007
                                     -----------------------------------------------------------------
                                                                 TENNECO INC.
                                       GUARANTOR   NONGUARANTOR     (PARENT    RECLASS &
                                     SUBSIDIARIES  SUBSIDIARIES    COMPANY)      ELIMS    CONSOLIDATED
                                     ------------  ------------  ------------  ---------  ------------
                                                                 (MILLIONS)
               ASSETS
Current assets:
  Cash and cash equivalents........     $    5        $   198       $   --      $     --     $   203
  Receivables, net.................        464          1,186           24          (760)        914
  Inventories......................        230            350           --            --         580
  Deferred income taxes............         13             16           39           (39)         29
  Prepayments and other............         17            151           --            --         168
                                        ------        -------       ------      --------     -------
                                           729          1,901           63          (799)      1,894
                                        ------        -------       ------      --------     -------
Other assets:
  Investment in affiliated
     companies.....................        702              2        1,242        (1,946)         --
  Notes and advances receivable
     from affiliates...............      3,422            232        5,172        (8,826)         --
  Long-term notes receivable, net..         --             22           --            --          22
  Goodwill.........................        135             72           --            --         207
  Intangibles, net.................         17              9           --            --          26
  Deferred income taxes............        326             67          180          (180)        393
  Other............................         38             70           28            --         136
                                        ------        -------       ------      --------     -------
                                         4,640            474        6,622       (10,952)        784
                                        ------        -------       ------      --------     -------
Plant, property, and equipment, at
  cost.............................        982          1,920           --            --       2,902
  Less -- Accumulated depreciation
     and amortization..............       (658)        (1,100)          --            --      (1,758)
                                        ------        -------       ------      --------     -------
                                           324            820           --            --       1,144
                                        ------        -------       ------      --------     -------
                                         5,693          3,195        6,685       (11,751)      3,822
                                        ======        =======       ======      ========     =======

   LIABILITIES AND SHAREHOLDERS'
               EQUITY
Current liabilities:
  Short-term debt (including
     current maturities of long-
     term debt)
     Short-term debt -- non-
       affiliated..................     $   --             31            2      $     --          33
     Short-term
       debt -- affiliated..........        216            391           10          (617)         --
  Trade payables...................        392            775           --          (142)      1,025
  Accrued taxes....................         59             30           --           (52)         37
  Other............................        126            138           28            (1)        291
                                        ------        -------       ------      --------     -------
                                           793          1,365           40          (812)      1,386
                                        ------        -------       ------      --------     -------
Long-term debt -- non-affiliated...         --              9        1,494            --       1,503
Long-term debt -- affiliated.......      4,049             43        4,734        (8,826)         --
Deferred income taxes..............        141            115           --          (173)         83
Postretirement benefits and other
  liabilities......................        286            108            4             6         404
Commitments and contingencies
Minority interest..................         --             33           --            --          33
Shareholders' equity...............        424          1,522          413        (1,946)        413
                                        ------        -------       ------      --------     -------
                                         5,693          3,195        6,685       (11,751)      3,822
                                        ======        =======       ======      ========     =======


                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)

                                  BALANCE SHEET


                                                             DECEMBER 31, 2006
                                     -----------------------------------------------------------------
                                                                 TENNECO INC.
                                       GUARANTOR   NONGUARANTOR     (PARENT    RECLASS &
                                     SUBSIDIARIES  SUBSIDIARIES    COMPANY)      ELIMS    CONSOLIDATED
                                     ------------  ------------  ------------  ---------  ------------
                                                                 (MILLIONS)
               ASSETS
Current assets:
  Cash and cash equivalents........     $   57        $  146        $   (1)     $     --     $   202
  Receivables, net.................        333           828            23          (589)        595
  Inventories......................        138           303            --            --         441
  Deferred income taxes............         34            12             7            (2)         51
  Prepayments and other............         24           102            --            --         126
                                        ------        ------        ------      --------     -------
                                           586         1,391            29          (591)      1,415
                                        ------        ------        ------      --------     -------
Other assets:
  Investment in affiliated
     companies.....................        587            --         1,108        (1,695)         --
  Notes and advances receivable
     from affiliates...............      3,442           215         5,012        (8,669)         --
  Long-term notes receivable, net..          2            27            (3)           --          26
  Goodwill.........................        135            68            --            --         203
  Intangibles, net.................         --             9            (1)           --           8
  Deferred income taxes............        327            67           200          (197)        397
  Other............................         34            70            28            --         132
                                        ------        ------        ------      --------     -------
                                         4,527           456         6,344       (10,561)        766
                                        ------        ------        ------      --------     -------
Plant, property, and equipment, at
  cost.............................        949         1,694            --            --       2,643
  Less -- Accumulated depreciation
     and amortization..............       (621)         (929)           --            --      (1,550)
                                        ------        ------        ------      --------     -------
                                           328           765            --            --       1,093
                                        ------        ------        ------      --------     -------
                                        $5,441        $2,612        $6,373      $(11,152)    $ 3,274
                                        ======        ======        ======      ========     =======

   LIABILITIES AND SHAREHOLDERS'
               EQUITY
Current liabilities:
  Short-term debt (including
     current maturities of long-
     term debt)
     Short-term debt -- non-
       affiliated..................     $   --        $   26        $    2      $     --     $    28
     Short-term
       debt -- affiliated..........        211           281            10          (502)         --
  Trade payables...................        248           618            (1)          (84)        781
  Accrued taxes....................         16            33             1            (1)         49
  Other............................        119           114            32            (4)        261
                                        ------        ------        ------      --------     -------
                                           594         1,072            44          (591)      1,119
                                        ------        ------        ------      --------     -------
Long-term debt-non-affiliated......         --            10         1,347            --       1,357
Long-term debt-affiliated..........      3,872            49         4,748        (8,669)         --
Deferred income taxes..............        212            92            --          (197)        107
Postretirement benefits and other
  liabilities......................        311           111             8             7         437
Commitments and contingencies
Minority interest..................         --            28            --            --          28
Shareholders' equity...............        452         1,250           226        (1,702)        226
                                        ------        ------        ------      --------     -------
                                        $5,441        $2,612        $6,373      $(11,152)    $ 3,274
                                        ======        ======        ======      ========     =======


                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)

                             STATEMENT OF CASH FLOWS


                                                        NINE MONTHS ENDED SEPTEMBER 30, 2007
                                         -----------------------------------------------------------------
                                                                     TENNECO INC.
                                           GUARANTOR   NONGUARANTOR     (PARENT    RECLASS &
                                         SUBSIDIARIES  SUBSIDIARIES    COMPANY)      ELIMS    CONSOLIDATED
                                         ------------  ------------  ------------  ---------  ------------
                                                                     (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by operating
  activities...........................      $ 181         $ 24          $(240)       $--         $ (35)
                                             -----         ----          -----        ---         -----
INVESTING ACTIVITIES
Net proceeds from the sale of assets...          2           --             --         --             2
Cash payment for plant, property, and
  equipment............................        (41)         (75)            --         --          (116)
Cash payment for net assets purchased..        (16)          --             --         --           (16)
Cash payment for software related
  intangible assets....................         (9)          (5)            --         --           (14)
Acquisition of businesses..............         --           --             --         --            --
Investments and other..................         --           --             --         --            --
                                             -----         ----          -----        ---         -----
Net cash used by investing activities..        (64)         (80)            --         --          (144)
                                             -----         ----          -----        ---         -----
FINANCING ACTIVITIES
Issuance of common stock...............         --           --              6         --             6
Issuance of long-term debt.............         --           --            150         --           150
Debt issuance cost of long-term debt...         --           --             (6)        --            (6)
Retirement of long-term debt...........         --           (2)          (359)        --          (361)
Net increase (decrease) in revolver
  borrowings and short-term debt
  excluding current maturities of long-
  term debt............................         --            3            357         --           360
Intercompany dividends and net increase
  (decrease) in intercompany
  obligations..........................       (168)          76             92         --            --
Distribution to minority interest
  partners.............................         --           (3)            --         --            (3)
Other..................................         --            2             --         --             2
                                             -----         ----          -----        ---         -----
Net cash provided (used) by financing
  activities...........................       (168)          76            240         --           148
                                             -----         ----          -----        ---         -----
Effect of foreign exchange rate changes
  on cash and cash equivalents.........         --           32             --         --            32
                                             -----         ----          -----        ---         -----
Increase (decrease) in cash and cash
  equivalents..........................        (51)          52             --         --             1
Cash and cash equivalents, January 1...         56          146             --         --           202
                                             -----         ----          -----        ---         -----
Cash and cash equivalents, September 30
  (Note)...............................      $   5         $198          $  --        $--         $ 203
                                             =====         ====          =====        ===         =====




NOTE: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)

                             STATEMENT OF CASH FLOWS

                                                                 AS RESTATED (NOTE 2)
                                        ---------------------------------------------------------------------
                                                         NINE MONTHS ENDED SEPTEMBER 30, 2006
                                        ---------------------------------------------------------------------
                                                                      TENNECO INC.
                                          GUARANTOR    NONGUARANTOR      (PARENT     RECLASS &
                                        SUBSIDIARIES   SUBSIDIARIES     COMPANY)       ELIMS     CONSOLIDATED
                                        ------------   ------------   ------------   ---------   ------------
                                                                      (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by operating
  activities.........................       $ 85           $ 193          $(213)        $--          $  65
                                            ----           -----          -----         ---          -----
INVESTING ACTIVITIES
Net proceeds from the sale of
  assets.............................         --               6             --          --              6
Cash payment for plant, property, and
  equipment..........................        (63)            (71)            --          --           (134)
Cash payment for software related
  intangible assets..................         (6)             (3)            --          --             (9)
Investments and other................          1              (2)            --          --             (1)
                                            ----           -----          -----         ---          -----
Net cash used by investing
  activities.........................        (68)            (70)            --          --           (138)
                                            ----           -----          -----         ---          -----
FINANCING ACTIVITIES
Issuance of common shares............         --              --             13          --             13
Retirement of long-term debt.........         --              (2)            (1)         --             (3)
Net increase (decrease) in revolver
  borrowings and short-term debt
  excluding current maturities of
  long-term debt.....................         --              --             29          --             29
Intercompany dividends and net
  increase (decrease) in intercompany
  obligations........................        (47)           (125)           172          --             --
Distribution to minority interest
  partners...........................         --              (1)            --          --             (1)
Other................................         --               2             --          --              2
                                            ----           -----          -----         ---          -----
Net cash provided (used) by financing
  activities.........................        (47)           (126)           213          --             40
                                            ----           -----          -----         ---          -----
Effect of foreign exchange rate
  changes on cash and cash
  equivalents........................         --               8             --          --              8
                                            ----           -----          -----         ---          -----
Increase (decrease) in cash and cash
  equivalents........................        (30)              5             --          --            (25)
Cash and cash equivalents, January
  1..................................         31             110             --          --            141
                                            ----           -----          -----         ---          -----
Cash and cash equivalents, September
  30 (Note)..........................       $  1           $ 115          $  --         $--          $ 116
                                            ====           =====          =====         ===          =====




NOTE: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)

                             STATEMENT OF CASH FLOWS

                                                       THREE MONTHS ENDED SEPTEMBER 30, 2007
                                         -----------------------------------------------------------------
                                                                     TENNECO INC.
                                           GUARANTOR   NONGUARANTOR     (PARENT    RECLASS &
                                         SUBSIDIARIES  SUBSIDIARIES    COMPANY)      ELIMS    CONSOLIDATED
                                         ------------  ------------  ------------  ---------  ------------
                                                                     (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by operating
  activities...........................      $ 63          $  9          $(81)        $--         $ (9)
                                             ----          ----          ----         ---         ----
INVESTING ACTIVITIES
Net proceeds from the sale of assets...         1            --            --          --            1
Cash payments for plant, property, and
  equipment............................       (14)          (27)           --          --          (41)
Cash payment for net assets purchased..       (16)           --            --          --          (16)
Cash payments for software related
  intangible assets....................        (3)           --            --          --           (3)
Investments and other..................        --            (2)           --          --           (2)
                                             ----          ----          ----         ---         ----
Net cash provided (used) by investing
  activities...........................       (32)          (29)           --          --          (61)
                                             ----          ----          ----         ---         ----
FINANCING ACTIVITIES
Issuance of common shares..............        --            --             2          --            2
Retirement of long-term debt...........        --            --            (2)         --           (2)
Net increase (decrease) in revolver
  borrowings and short-term debt
  excluding current maturities of long-
  term debt............................        --             1            86          --           87
Intercompany dividends and net increase
  (decrease) in intercompany
  obligations..........................       (35)           40            (5)         --           --
Distributions to minority interest
  partners.............................        --            (2)           --          --           (2)
Other..................................        --             2            --          --            2
                                             ----          ----          ----         ---         ----
Net cash provided (used) by financing
  activities...........................       (35)           41            81          --           87
                                             ----          ----          ----         ---         ----
Effect of foreign exchange rate changes
  on cash and cash equivalents.........        --            18            --          --           18
                                             ----          ----          ----         ---         ----
Increase (decrease) in cash and cash
  equivalents..........................        (4)           39            --          --           35
Cash and cash equivalents, July 1......         9           159            --          --          168
                                             ----          ----          ----         ---         ----
Cash and cash equivalents, September 30
  (Note)...............................      $  5          $198          $ --         $--         $203
                                             ====          ====          ====         ===         ====




NOTE: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)

                             STATEMENT OF CASH FLOWS


                                                                 AS RESTATED (NOTE 2)
                                        ---------------------------------------------------------------------
                                                        THREE MONTHS ENDED SEPTEMBER 30, 2006
                                        ---------------------------------------------------------------------
                                                                      TENNECO INC.
                                          GUARANTOR    NONGUARANTOR      (PARENT     RECLASS &
                                        SUBSIDIARIES   SUBSIDIARIES     COMPANY)       ELIMS     CONSOLIDATED
                                        ------------   ------------   ------------   ---------   ------------
                                                                      (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by operating
  activities.........................       $(103)         $ 183          $(75)         $--          $  5
                                            -----          -----          ----          ---          ----
INVESTING ACTIVITIES
Net proceeds from the sale of
  assets.............................          --              4            --           --             4
Cash payment for plant, property, and
  equipment..........................         (18)           (27)           --           --           (45)
Cash payment for software related
  intangible assets..................          (2)            (1)           --           --            (3)
Acquisition of businesses............          --             --            --           --            --
Investments and other................           1             (3)           --           --            (2)
                                            -----          -----          ----          ---          ----
Net cash used by investing
  activities.........................         (19)           (27)           --           --           (46)
                                            -----          -----          ----          ---          ----
FINANCING ACTIVITIES
Issuance of common shares............          --             --             3           --             3
Retirement of long-term debt.........          --             (1)           --           --            (1)
Net increase (decrease) in revolver
  borrowings and short-term debt
  excluding current maturities of
  long-term debt.....................          --              3            29           --            32
Intercompany dividends and net
  increase (decrease) in intercompany
  obligations........................         111           (154)           43           --            --
Other................................          --             --            --           --            --
                                            -----          -----          ----          ---          ----
Net cash provided (used) by financing
  activities.........................         111           (152)           75           --            34
                                            -----          -----          ----          ---          ----
Effect of foreign exchange rate
  changes on cash and cash
  equivalents........................          --             --            --           --            --
                                            -----          -----          ----          ---          ----
Increase (decrease) in cash and cash
  equivalents........................         (11)             4            --           --            (7)
Cash and cash equivalents, July 1....          12            111            --           --           123
                                            -----          -----          ----          ---          ----
Cash and cash equivalents, September
  30 (Note)..........................       $   1          $ 115          $ --          $--          $116
                                            =====          =====          ====          ===          ====




NOTE: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

     As you read Management's Discussion and Analysis, you should also read our Annual Report on Form 10-K/A for the year ended December 31, 2006. We are one of the world's leading manufacturers of automotive emission control and ride control products and systems. We serve both original equipment (OE) vehicle designers and manufacturers and the repair and replacement markets, or aftermarket, globally through leading brands, including Monroe(R), Rancho(R), Clevite(R) Elastomers and Fric Rot(TM) ride control products and Walker(R), Fonos(TM) and Gillet(TM) emission control products. Worldwide we serve more than 35 different original equipment manufacturers, and our products or systems are included on nine of the top 10 passenger car models produced for sale in Europe and nine of the top 10 light truck and SUV models produced for sale in North America for 2006. Our aftermarket customers are comprised of full-line and specialty warehouse distributors, retailers, jobbers, installer chains and car dealers. We operate more than 80 manufacturing facilities worldwide and employ approximately 19,000 people to service our customers' demands.

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

     The numbers reported as of September 30, 2006 and for the three and nine months then ended have been restated. See Note 2.

     Total revenues for the third quarter of 2007 were $1,556 million, compared to $1,121 million in the third quarter of 2006. Excluding the impact of currency and substrate sales, revenue was up $169 million, or 19 percent, from $900 million to $1,069 million, driven primarily by volume ramp-ups on platform launches in North America and higher OE revenues in Europe and Asia, more than offsetting lower aftermarket sales in North America and Europe. In addition, we benefited from our geographic balance, broad platform diversity and wide customer base.

     In the third quarter of 2007, net sales and operating revenues less cost of sales, excluding depreciation and amortization, as a percent of net sales and operating revenues ("gross margin") was 15.6 percent, down 1.9 percentage points from 17.5 percent in 2006. Substantially higher substrate sales, which typically carry lower margins, primarily from newly launched diesel platforms in North America and Europe, and a shift toward a lower percentage of total revenue generated by higher margin aftermarket business negatively impacted overall gross margin. Partially offsetting these items were favorable currency exchange rates and lower restructuring. Increased steel and other material costs were offset by cost reduction initiatives, material substitutions, low cost country sourcing, steel price recovery efforts with aftermarket and OE customers, as well as improved efficiencies from Lean manufacturing and Six Sigma programs.

     We reported selling, general, administrative and engineering expenses in the third quarter of 2007 at 8.4 percent of revenues, as compared to 9.4 percent of revenues for the third quarter of 2006. The improvement in this ratio was due to leveraging our higher revenues by tightly controlling selling, general and administrative spending while still making increased investments in engineering for next generation ride and emission control technologies as well as higher aftermarket changeover costs.

     Earnings before interest expense, taxes and minority interest ("EBIT") was $57 million for the third quarter of 2007, up $14 million, or 31 percent, from the $43 million reported in the third quarter of 2006. Global sales growth on OE platforms featuring advanced technology content, operational efficiencies, lower costs for restructuring and favorable currency drove the year-over-year improvement. Partially offsetting these improvements were higher aftermarket changeover costs and softer global aftermarket conditions. EBIT as a percent of revenue for the third quarter was 4%, unchanged from last year, as profit from new platform launches and the improved selling, general, administrative and engineering ratio offset the impact of gross margin dilution from the substrate sales increase.

     In the third quarter we also spent $16 million to acquire Combustion Components Associates' ELIM-NOx(TM) technology. The acquisition enhances our complete system integration capabilities for selective catalyst reduction (SCR) emissions control technologies designed to meet future more stringent diesel emissions regulations for passenger cars and trucks.

     Total revenues for the first nine months of 2007 were $4,619 million, compared to $3,473 million for the first nine months of 2006. Excluding the impact of currency and substrate sales, revenue was up $410 million, or 15 percent, from $2,843 million to $3,253 million, driven primarily by the new launches in North America and strong OE volumes in Europe. In addition to the benefit of the new launches, our geographic balance and diverse customer base helped offset the overall North American industry production decline.

     Gross margin for the first nine months of 2007 was 16.2 percent, down 2.7 percentage points from 18.9 percent in 2006. Higher substrate sales, which typically carry lower margins, driven by significant diesel platform launches in North America diluted gross margin. As these high volume new platforms launched, we also saw our revenue mix shift from higher-margin aftermarket revenues to OE revenues. Increased steel and other material costs were offset by cost reduction initiatives, material substitutions, low cost country sourcing, steel price recovery efforts with aftermarket and OE customers, as well as improved efficiencies from Lean manufacturing and Six Sigma programs.

     We reported selling, general, administrative and engineering expenses in the first nine months of 2007 at 8.4 percent of revenues, as compared to 10.3 percent of revenues for the first nine months of 2006. The improvement in this ratio was due to leveraging our higher revenues while tightly controlling our selling, general and administrative costs and continuing to increase our investment in engineering and technology development to prepare to meet customer needs for more stringent environmental regulations.

     EBIT was $209 million for the first nine months of 2007, up $52 million, or 32 percent, from the $157 million for 2006. Global sales growth on OE platforms benefits from the company's ongoing manufacturing efficiency programs, favorable currency and lower restructuring and aftermarket customer changeover costs more than offset higher material costs, reduced North American industry production volumes and softer global aftermarket conditions. EBIT as a percent of revenue was 5% for the first three quarters of 2007, unchanged from last year, as profitability from the new launches and the improvement in our selling, general, administrative and engineering ratio offset the impact of gross margin dilution from the higher mix of substrate sales.

RESULTS FROM OPERATIONS

NET SALES AND OPERATING REVENUES FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

     The following tables reflect our revenues for the third quarters of 2007 and 2006. We present these reconciliations of revenues in order to reflect the trend in our sales in various product lines and geographic regions separately from the effects of doing business in currencies other than the U.S. dollar. We have not reflected any currency impact in the 2006 table since this is the base period for measuring the effects of currency during 2007 on our operations. We believe investors find this information useful in understanding period-to-period comparisons in our revenues.

     Additionally, we show the component of our revenue represented by substrate sales in the following table. While we generally have primary design, engineering and manufacturing responsibility for OE emission control systems, we do not manufacture substrates. Substrates are porous ceramic filters coated with a catalyst -- precious metals such as platinum, palladium and rhodium. These are supplied to us by Tier 2 suppliers and directed by our OE customers. We generally earn a small margin on these components of the system. As the need for more sophisticated emission control solutions increases to meet more stringent environmental regulations, and as we capture more diesel after treatment business, these substrate components have been increasing as a percentage of our revenue. While these substrates dilute our gross margin percentage they are a necessary component of an emission control system. We view the growth of substrates as a key indicator that our value-add content in an emission control system is moving toward the higher technology hot-end gas and diesel business.

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

                                                   THREE MONTHS ENDED SEPTEMBER 30, 2007
                                        ----------------------------------------------------------
                                                                          SUBSTRATE     REVENUES
                                                                            SALES       EXCLUDING
                                                               REVENUES   EXCLUDING   CURRENCY AND
                                                   CURRENCY   EXCLUDING    CURRENCY     SUBSTRATE
                                        REVENUES    IMPACT     CURRENCY     IMPACT        SALES
                                        --------   --------   ---------   ---------   ------------
                                                                (MILLIONS)
North America Original Equipment
  Ride Control........................   $  126      $ --       $  126       $ --        $  126
  Emission Control....................      476         2          474        245           229
                                         ------      ----       ------       ----        ------
     Total North America Original
       Equipment......................      602         2          600        245           355
North America Aftermarket
  Ride Control........................       92        --           92         --            92
  Emission Control....................       40        --           40         --            40
                                         ------      ----       ------       ----        ------
     Total North America Aftermarket..      132        --          132         --           132
       Total North America............      734         2          732        245           487
Europe Original Equipment
  Ride Control........................       97         9           88         --            88
  Emission Control....................      381        30          351        124           227
                                         ------      ----       ------       ----        ------
     Total Europe Original Equipment..      478        39          439        124           315
Europe Aftermarket
  Ride Control........................       52         4           48         --            48
  Emission Control....................       56         4           52         --            52
                                         ------      ----       ------       ----        ------
     Total Europe Aftermarket.........      108         8          100         --           100
South America & India.................       86         6           80         10            70
       Total Europe, South America &
          India.......................      672        53          619        134           485
Asia..................................       99         6           93         33            60
Australia.............................       51         7           44          7            37
                                         ------      ----       ------       ----        ------
       Total Asia Pacific.............      150        13          137         40            97
                                         ------      ----       ------       ----        ------
Total Tenneco.........................   $1,556       $68       $1,488       $419        $1,069
                                         ======      ====       ======       ====        ======


                                                                AS RESTATED
                                        ----------------------------------------------------------
                                                   THREE MONTHS ENDED SEPTEMBER 30, 2006
                                        ----------------------------------------------------------
                                                                          SUBSTRATE     REVENUES
                                                                            SALES       EXCLUDING
                                                               REVENUES   EXCLUDING   CURRENCY AND
                                                   CURRENCY   EXCLUDING    CURRENCY     SUBSTRATE
                                        REVENUES    IMPACT     CURRENCY     IMPACT        SALES
                                        --------   --------   ---------   ---------   ------------
                                                                (MILLIONS)
North America Original Equipment
  Ride Control........................   $  109      $ --       $  109       $ --         $109
  Emission Control....................      198        --          198         54          144
                                         ------      ----       ------       ----         ----
     Total North America Original
       Equipment......................      307        --          307         54          253
North America Aftermarket
  Ride Control........................       90        --           90         --           90
  Emission Control....................       44        --           44         --           44
                                         ------      ----       ------       ----         ----
     Total North America Aftermarket..      134        --          134         --          134
       Total North America............      441        --          441         54          387
Europe Original Equipment
  Ride Control........................       87        --           87         --           87
  Emission Control....................      306        --          306        130          176
                                         ------      ----       ------       ----         ----
     Total Europe Original Equipment..      393        --          393        130          263
Europe Aftermarket
  Ride Control........................       48        --           48         --           48
  Emission Control....................       58        --           58         --           58
                                         ------      ----       ------       ----         ----
     Total Europe Aftermarket.........      106        --          106         --          106
South America & India.................       70        --           70          9           61
       Total Europe, South America &
          India.......................      569        --          569        139          430
Asia..................................       65        --           65         23           42
Australia.............................       46        --           46          5           41
                                         ------      ----       ------       ----         ----
       Total Asia Pacific.............      111        --          111         28           83
                                         ------      ----       ------       ----         ----
Total Tenneco.........................   $1,121      $ --       $1,121       $221         $900
                                         ======      ====       ======       ====         ====



     Revenues from our North American operations increased $293 million in the third quarter of 2007 compared to the same period last year. Higher sales from new North American OE platform launches more than offset lower aftermarket revenues. North American OE emission control revenues were up $278 million in the third quarter of 2007. Excluding substrate sales and currency impact, revenues were up $85 million compared to last year. This increase was primarily due to significant new OE platform launches which included the Ford Super Duty gas and diesel pick-up trucks, GM's three-quarter ton gasoline powered pick-up trucks, GM's light duty pick-up trucks and vans with the Duramax diesel engines, GM's new Lambda crossover, the International Truck and Engine medium duty diesel platform, Toyota's Tundra gasoline pick-up truck and the Dodge Ram three-quarter ton diesel pick-up truck. North American OE ride control revenues for the third quarter of 2007 were up $17 million from the prior year. Increased ride control content on the GMT900 platform, the launch of the Chevy Trailblazer and GMC Envoy platform and strong sales of the Chrysler Stratus and Sebring offset lower heavy duty and commercial vehicle volumes. Our total North American OE revenues, excluding substrate sales and currency, increased 41 percent in the third quarter of 2007 compared to third quarter of 2006, outpacing the North American light vehicle production rate increase of three percent. Aftermarket revenues for North America were $132 million in the third quarter of 2007, a decrease of $2 million compared to the prior year, driven by lower volumes in the emission control product line due to soft market conditions. These volume decreases were partially offset by price increases to recover steel costs. Aftermarket ride control revenues increased three percent in the third quarter of 2007 while aftermarket emission control revenues decreased nine percent in the third quarter of 2007.

     Our European, South American and Indian segment's revenues increased $103 million, or 18 percent, in the third quarter of 2007 compared to last year. The third quarter total European light vehicle industry production increased seven percent from the third quarter of 2006. Europe OE emission control revenues of $381 million in the third quarter of 2007 were up 25 percent as compared to the third quarter of last year. Excluding $30 million due to the impact of currency and a $6 million decrease of substrate sales, Europe OE emission control revenues increased 29 percent over 2006, due to a growing position on the hot-end of exhaust platforms. In addition, higher volumes on the BMW 1 and 3-Series, the Daimler Sprinter, the VW Golf and the Ford Mondeo drove the improvement. Europe OE ride control revenues of $97 million in the third quarter of 2007 were up 12 percent year-over-year. Excluding currency, revenues improved two percent in the 2007 third quarter due to favorable volumes on the VW Transporter and Renault's Dacia Logan, partially offset by lower volumes on the Nissan Almera and Audi A4 as well as a shift in some production of the Audi A6 from Europe to our Chinese operations. European aftermarket revenues increased $2 million in the third quarter of 2007 compared to last year. When adjusted for currency, aftermarket revenues were down $6 million year-over-year. Excluding the $4 million impact of currency, ride control aftermarket revenues were flat year-over-year. Emission control aftermarket revenues were down 10 percent, excluding $4 million in currency benefit, due to lower volumes which more than offset improved pricing. South American and Indian revenues were $86 million during the third quarter of 2007, compared to $70 million in the prior year. Stronger OE and aftermarket sales and currency appreciation drove this increase.

     Revenues from our Asia Pacific segment increased $39 million to $150 million in the third quarter of 2007 compared to the same period last year. Excluding the impact of substrate sales and currency, revenues increased to $97 million from $83 million in the prior year. Asian revenues for the third quarter of 2007 were $99 million, up 51 percent from last year. This increase was primarily due to higher OE sales in China driven by new launches and higher emission control volumes on existing platforms. Third quarter revenues for Australia increased 11 percent to $51 million. Excluding higher substrate sales and favorable currency of $7 million, Australian revenue was down $4 million due to lower volumes.

NET SALES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

                                                   NINE MONTHS ENDED SEPTEMBER 30, 2007
                                        ----------------------------------------------------------
                                                                          SUBSTRATE     REVENUES
                                                                            SALES       EXCLUDING
                                                               REVENUES   EXCLUDING   CURRENCY AND
                                                   CURRENCY   EXCLUDING    CURRENCY     SUBSTRATE
                                        REVENUES    IMPACT     CURRENCY     IMPACT        SALES
                                        --------   --------   ---------   ---------   ------------
                                                                (MILLIONS)
North America Original Equipment
  Ride Control........................   $  391      $ --       $  391      $   --       $  391
  Emission Control....................    1,381         2        1,379         677          702
                                         ------      ----       ------      ------       ------
     Total North America Original
       Equipment......................    1,772         2        1,770         677        1,093
North America Aftermarket
  Ride Control........................      300        --          300          --          300
  Emission Control....................      115        --          115          --          115
                                         ------      ----       ------      ------       ------
     Total North America Aftermarket..      415        --          415          --          415
       Total North America............    2,187         2        2,185         677        1,508
Europe Original Equipment
  Ride Control........................      311        25          286          --          286
  Emission Control....................    1,174        82        1,092         387          705
                                         ------      ----       ------      ------       ------
     Total Europe Original Equipment..    1,485       107        1,378         387          991
Europe Aftermarket
  Ride Control........................      152        10          142          --          142
  Emission Control....................      160        12          148          --          148
                                         ------      ----       ------      ------       ------
     Total Europe Aftermarket.........      312        22          290          --          290
South America & India.................      237        13          224          28          196
       Total Europe, South America &
          India.......................    2,034       142        1,892         415        1,477
Asia..................................      254         6          248          89          159
Australia.............................      144        16          128          19          109
                                         ------      ----       ------      ------       ------
       Total Asia Pacific.............      398        22          376         108          268
                                         ------      ----       ------      ------       ------
Total Tenneco.........................   $4,619      $166       $4,453      $1,200       $3,253
                                         ======      ====       ======      ======       ======


                                                                AS RESTATED
                                        ----------------------------------------------------------
                                                   NINE MONTHS ENDED SEPTEMBER 30, 2006
                                        ----------------------------------------------------------
                                                                          SUBSTRATE     REVENUES
                                                                            SALES       EXCLUDING
                                                               REVENUES   EXCLUDING   CURRENCY AND
                                                   CURRENCY   EXCLUDING    CURRENCY     SUBSTRATE
                                        REVENUES    IMPACT     CURRENCY     IMPACT        SALES
                                        --------   --------   ---------   ---------   ------------
                                                                (MILLIONS)
North America Original Equipment
  Ride Control........................   $  371       $ --      $  371       $ --        $  371
  Emission Control....................      677         --         677        181           496
                                         ------       ----      ------       ----        ------
     Total North America Original
       Equipment......................    1,048         --       1,048        181           867
North America Aftermarket
  Ride Control........................      302         --         302         --           302
  Emission Control....................      128         --         128         --           128
                                         ------       ----      ------       ----        ------
     Total North America Aftermarket..      430         --         430         --           430
       Total North America............    1,478         --       1,478        181         1,297
Europe Original Equipment
  Ride Control........................      280         --         280         --           280
  Emission Control....................      912         --         912        352           560
                                         ------       ----      ------       ----        ------
     Total Europe Original Equipment..    1,192         --       1,192        352           840
Europe Aftermarket
  Ride Control........................      138         --         138         --           138
  Emission Control....................      161         --         161         --           161
                                         ------       ----      ------       ----        ------
       Total Europe Aftermarket.......      299         --         299         --           299
South America & India.................      201         --         201         24           177
     Total Europe, South America &
       India..........................    1,692         --       1,692        376         1,316
Asia..................................      173         --         173         59           114
Australia.............................      130         --         130         14           116
                                         ------       ----      ------       ----        ------
       Total Asia Pacific.............      303         --         303         73           230
                                         ------       ----      ------       ----        ------
Total Tenneco.........................   $3,473       $ --      $3,473       $630        $2,843
                                         ======       ====      ======       ====        ======



     Revenues from our North American operations increased $709 million in the first nine months of 2007 compared to the same period last year. Higher sales from new North American OE platform launches more than offset lower aftermarket revenues. North American OE emission control revenues were up $704 million in the first nine months of 2007. Excluding substrate sales and currency impact, revenues were up $206 million compared to last year. This increase was primarily due to significant new OE platform launches as discussed in the three month section above. North American OE ride control revenues for the first nine months of 2007 were up $20 million from the prior year. Increased ride control content on the GMT900 platform more than offset lower heavy duty and commercial vehicle volumes. Our total North American OE revenues, excluding substrate sales and currency, increased 26 percent in the first nine months of 2007 compared to the first nine months of 2006 despite the North American light vehicle production rate decrease of two percent. Aftermarket revenues for North America were $415 million in the first nine months of 2007, a decrease of $15 million compared to the prior year, driven by lower volumes in both product lines due to soft market conditions. These volume decreases were partially offset by price increases to recover steel costs. Aftermarket ride control revenues decreased one percent in the first nine months of 2007 while aftermarket emission control revenues decreased 10 percent in the first nine months of 2007.

     Our European, South American and Indian segment's revenues increased $342 million, or 20 percent, in the first nine months of 2007 compared to last year. The first nine months total European light vehicle industry production increased six percent from the first nine months of 2006. Europe OE emission control revenues of

$1,174 million in the first nine months of 2007 were up 29 percent as compared to the first nine months of last year. Excluding $82 million due to the impact of currency and a $35 million increase in substrate sales, Europe OE emission control revenues increased 26 percent over 2006, due to a growing position on the hot-end of exhaust platforms, new launches and higher OE production levels as discussed in the three month discussion above. Europe OE ride control revenues of $311 million in the first nine months of 2007 were up 11 percent year-over-year. Excluding currency, revenues increased by two percent in the first nine months of 2007 due to improved volumes on the Ford Focus and the Audi A6 for both conventional and electronic shocks, and the Ford Galaxy and Mondeo for electronic shocks. European aftermarket revenues increased $13 million in the first nine months of 2007 compared to last year. When adjusted for currency, aftermarket revenues were down three percent. Excluding the $10 million impact of currency, ride control aftermarket revenues were up three percent due to strong volumes and improved pricing. Emission control aftermarket revenues were down eight percent, excluding $12 million in currency benefit, due to lower volumes which more than offset improved pricing. South American and Indian revenues were $237 million during the first nine months of 2007, compared to $201 million in the prior year. Stronger OE and aftermarket sales and currency appreciation drove this increase.

     Revenues from our Asia Pacific segment increased $95 million to $398 million in the first nine months of 2007 compared to the same period last year. Excluding the impact of substrate sales and currency, revenues increased to $268 million from $230 million in the prior year. Asian revenues for the first nine months of 2007 were $254 million, up 47 percent from last year. This increase was primarily due to higher OE sales in China driven by new launches and higher emission control volumes on existing platforms. Revenues for the first nine months of 2007 for Australia increased 11 percent to $144 million. Excluding higher substrate sales and favorable currency of $16 million, Australian revenue was down $7 million due to lower volumes.

EARNINGS BEFORE INTEREST EXPENSE, INCOME TAXES AND MINORITY INTEREST ("EBIT") FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

                                                                      AS RESTATED
                                                                     -------------
                                                      THREE MONTHS    THREE MONTHS
                                                         ENDED           ENDED
                                                     SEPTEMBER 30,   SEPTEMBER 30,
                                                          2007            2006       CHANGE
                                                     -------------   -------------   ------
                                                                       (MILLIONS)
North America......................................       $24             $15          $ 9
Europe, South America & India......................        22              23           (1)
Asia Pacific.......................................        11               5            6
                                                          ---             ---          ---
                                                          $57             $43          $14
                                                          ===             ===          ===



     The EBIT results shown in the preceding table include the following items, certain of which are discussed below under "Restructuring and Other Charges", which have an effect on the comparability of EBIT results between periods:

                                                            THREE MONTHS    THREE MONTHS
                                                               ENDED           ENDED
                                                           SEPTEMBER 30,   SEPTEMBER 30,
                                                                2007            2006
                                                           -------------   -------------
                                                                     (MILLIONS)
North America
  Restructuring and restructuring-related expenses.......       $ --            $ 3
  Changeover costs for a major new aftermarket
     customer(1).........................................          5             --
Europe, South America & India
  Restructuring and restructuring-related expenses.......          3              2
Asia Pacific
  Restructuring and restructuring-related expenses.......         --              2

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

     EBIT for North American operations increased to $24 million in the third quarter of 2007, from $15 million one year ago. Driving the increase to EBIT were strong OE emission control volumes, mainly on key truck platforms, of $12 million, improved pricing of $4 million, manufacturing efficiencies driven by Lean and Six Sigma of $6 million and reduced restructuring charges of $3 million. These improvements were partially offset by higher steel costs of $11 million, increased spending on engineering of $3 million and a softer aftermarket. Included in North America's third quarter 2007 EBIT was $5 million of changeover costs for new aftermarket customers. Included in North America's third quarter 2006 EBIT was $3 million in restructuring and restructuring-related costs.

     Our European, South American and Indian segment's EBIT was $22 million for the third quarter of 2007 compared to $23 million during the same period last year. The decrease was primarily due to higher steel costs of $8 million, net alloy surcharges of $3 million, increased spending on selling, general and administrative expenses of $2 million, increased spending on engineering of $2 million and higher manufacturing costs, driven by an industry-wide strike in South Africa and a Tenneco specific labor strike in France which had a combined $1 million impact and a stamping machine breakdown which had a $2 million impact at a major emission-control facility in Germany which caused a temporary outsourcing of production. These decreases where partially offset by manufacturing cost savings of $9 million gained primarily through material substitutions, Lean manufacturing and Six Sigma programs, higher European OE volumes on existing business and new platform launches combined for an EBIT increase of $8 million, as well as favorable currency of $1 million. Restructuring and restructuring-related expenses of $3 million were included in the third quarter of 2007 compared to $2 million in the third quarter of 2006.

     EBIT for our Asia Pacific segment in the third quarter of 2007 was $11 million compared to $5 million in the third quarter of 2006. Increased volume of $2 million driven primarily by OE production and new launches in China, reduced head count in Australia due to our 2006 restructuring activities and favorable currency of $2 million was partially offset by $1 million of increased steel. Included in the third quarter of 2006's EBIT was $2 million in restructuring and restructuring related expenses.

     Currency had a $4 million favorable impact on overall company EBIT for the three months ended September 30, 2007, as compared to the prior year.

EBIT AS A PERCENTAGE OF REVENUE

                                                                              AS RESTATED
                                                                             -------------
                                                           THREE MONTHS       THREE MONTHS
                                                              ENDED              ENDED
                                                          SEPTEMBER 30,      SEPTEMBER 30,
                                                               2007               2006
                                                          -------------      -------------
North America...........................................        3%                 3%
Europe, South America & India...........................        3%                 4%
Asia Pacific............................................        7%                 5%
  Total Tenneco.........................................        4%                 4%


     In North America, EBIT as a percentage of revenue for the third quarter of 2007 was even with last year. The benefits from our new platform launches, lower selling, general and administrative expenses and manufacturing efficiencies were offset by the margin impact from an increase in lower margin substrate sales, higher material costs, increased investments in engineering and soft aftermarket conditions. During the third quarter of 2007, North American results also included lower restructuring and restructuring-related charges but higher aftermarket customer changeover costs. In Europe, South America and India, EBIT margin for the third quarter of 2007 was one percentage point less than prior year. Higher European OE volumes on existing business, new platform launches and favorable currency were offset by higher material costs and manufacturing inefficiencies. Restructuring and restructuring-related expenses were $1 million greater than the prior year. EBIT as a percentage of revenue for our

Asia Pacific segment increased two percentage points in the third quarter of 2007 versus the prior year. Volume increases in China, favorable currency and benefits from last year's restructuring activities drove the improvement. Lower restructuring and restructuring-related expenses also benefited EBIT margin.

EBIT FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

                                                                      AS RESTATED
                                                                     -------------
                                                      NINE MONTHS     NINE MONTHS
                                                         ENDED           ENDED
                                                     SEPTEMBER 30,   SEPTEMBER 30,
                                                          2007            2006       CHANGE
                                                     -------------   -------------   ------
                                                                       (MILLIONS)
North America......................................       $104            $ 85         $19
Europe, South America & India......................         80              65          15
Asia Pacific.......................................         25               7          18
                                                          ----            ----         ---
                                                          $209            $157         $52
                                                          ====            ====         ===



     The EBIT results shown in the preceding table include the following items, certain of which are discussed below under "Restructuring and Other Charges", which have an effect on the comparability of EBIT results between periods:

                                                                     NINE MONTHS
                                                                        ENDED
                                                                    SEPTEMBER 30,
                                                                    -------------
                                                                    2007     2006
                                                                    ----     ----
                                                                      (MILLIONS)
North America
  Restructuring and restructuring-related expenses................   $ 1      $10
  Changeover costs for a major new aftermarket customer(1)........     5        6
Europe, South America & India
  Restructuring and restructuring-related expenses................     6        6
Asia Pacific
  Restructuring and restructuring-related expenses................    --        5


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

     EBIT for North American operations increased to $104 million in the first nine months of 2007, from $85 million one year ago. Improved OE volumes impacted EBIT by $18 million due to revenues on new platform launches, lower selling, general and administrative expenses, manufacturing efficiencies driven by Lean and Six Sigma of $18 million and lower restructuring costs of $9 million drove the improvement. These increases were partially offset by higher steel costs of $30 million, incremental launch costs, increased spending on engineering and a softer aftermarket. Included in North America's first nine months 2007 EBIT was $1 million in restructuring and restructuring-related expenses compared to $10 million in the first nine months of 2006. Also included in 2007 EBIT was $5 million of new aftermarket customer changeover costs compared to $6 million in the first nine months of 2006.

     Our European, South American and Indian segment's EBIT was $80 million for the first nine months of 2007 compared to $65 million during the same period last year. Higher European OE volumes on existing business, new platform launches, favorable currency of $6 million and manufacturing efficiencies of $26 million gained through Lean manufacturing and Six Sigma programs drove the improvement. These increases were partially offset by higher material costs which included $19 million of higher steel costs. Restructuring and restructuring-related expenses of $6 million were included in first nine months EBIT of 2007 and 2006.

     EBIT for our Asia Pacific segment in the first nine months of 2007 was $25 million compared to $7 million in the first nine months of 2006. Increased volume of $7 million driven primarily by OE production and new launches in China, reduced restructuring charges of $5 million and favorable currency of $4 million was partially offset by $3 million of increased steel costs and reduced light vehicle production in Australia. Included in the first nine months of 2006's EBIT was $5 million in restructuring and restructuring-related expenses.

     Currency had a $12 million favorable impact on overall company EBIT for the nine months ended September 30, 2007, as compared to the prior year.

EBIT AS A PERCENTAGE OF REVENUE

                                                                            AS RESTATED
                                                                           -------------
                                                            NINE MONTHS     NINE MONTHS
                                                               ENDED           ENDED
                                                           SEPTEMBER 30,   SEPTEMBER 30,
                                                                2007            2006
                                                           -------------   -------------
North America............................................        5%              6%
Europe, South America & India............................        4%              4%
Asia Pacific.............................................        6%              2%
  Total Tenneco..........................................        5%              5%


     In North America, EBIT as a percentage of revenue for the first nine months of 2007 was one percentage point less than last year. The benefits from our new platform launches, lower selling, general and administrative expenses and manufacturing efficiencies were more than offset by the margin impact from an increase in lower margin substrate sales, lower OE industry volumes, higher material costs, incremental launch costs, increased investments in engineering and soft aftermarket conditions. During the first nine months of 2007, North American results included lower restructuring and restructuring-related charges but higher aftermarket changeover costs. In Europe, South America and India, EBIT margin for the first nine months of 2007 was even with prior year. Higher European OE volumes on existing business, new platform launches, favorable currency and manufacturing efficiencies were offset by higher material costs. Restructuring and restructuring-related expenses were even with prior year. EBIT as a percentage of revenue for our Asia Pacific segment increased four percentage points in the first nine months of 2007 versus the prior year. OE production increases in China, favorable currency and benefits from last year's restructuring activities drove the improvement. Lower restructuring and restructuring-related expenses also benefited EBIT margin.

INTEREST EXPENSE, NET OF INTEREST CAPITALIZED

     We reported interest expense for the third quarter of 2007 of $32 million, up from $30 million a year ago. Higher borrowing levels in the quarter drove a majority of the interest expense increase. The requirement to mark the fixed to floating interest rate swaps to market reduced interest expense by $4 million in the third quarter of each year.

     We reported interest expense for the first nine months of 2007 of $112 million, up from $102 million in the first nine months a year ago. Higher borrowing levels for the first nine months of the year drove a majority of the interest expense increase. The requirement to mark the fixed to floating interest rate swaps to market reduced interest expense by $2 million for the first nine months of 2007, versus increased expense of $2 million in the first nine months of 2006. Included in the first nine months of 2007 results was a $5 million charge to expense the unamortized portion of debt issuance costs related to our 2003 amended and restated senior credit facility due to our debt refinancing in the first quarter of 2007.

     We have three fixed-to-floating interest rate swaps that effectively convert $150 million of our 10.25 percent fixed interest rate senior secured notes into floating interest rate debt at an annual rate of LIBOR plus 5.68 percent. Based upon the current LIBOR rate of 5.39 percent (which is in effect until January 15, 2008) these swaps are expected to increase our interest expense by $1 million in 2007 excluding any impact from marking the swaps to market. Since entering into these swaps, we have realized a net cumulative benefit of $3 million through September 30, 2007, in reduced cash interest payments. On September 30, 2007, we had $997 million in long-term debt obligations that have fixed interest rates. Of that amount, $475 million is fixed through July 2013 and

$500 million through November 2014, while the remainder is fixed from 2008 through 2025. Of the $475 million, $150 million has been swapped to floating rate debt and we also have $357 million in long-term debt obligations outstanding under our senior secured credit facility that are subject to variable interest rates. See Note 5.

INCOME TAXES

     We reported no income tax expense in the third quarter of 2007. We reported income tax expense of $4 million in the third quarter of 2006. The effective tax rate for the third quarter of 2007 was zero percent including tax benefits of $8 million related to a reduction in income tax rates in Germany and other jurisdictions and adjustments for prior year income tax returns. Absent these adjustments our effective tax rate in the third quarter was 33 percent. The effective tax rate for the third quarter of 2006 was 28 percent.

     Income tax expense was $22 million for the first nine months of 2007, compared to $17 million for the first nine months of 2006. The effective tax rate for the first nine months of 2007 was 22 percent as compared to 29 percent for the first nine months of 2006. The rate for 2007 included tax benefits of $8 million related to a reduction in income tax rates in Germany and other jurisdictions and adjustments for prior year income tax returns. Absent these adjustments our effective tax rate for the first nine months of 2007 was 33 percent. The rate for 2006 included a tax benefit of $3 million primarily related to the resolution of tax issues with former affiliates. Without the adjustment our effective tax rate was 35 percent.

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

     Our recent restructuring activities began in the fourth quarter of 2001, when our Board of Directors approved a restructuring plan, a project known as Project Genesis, which was designed to lower our fixed costs, relocate capacity, reduce our work force, improve efficiency and utilization, and better optimize our global footprint. We have subsequently engaged in various other restructuring projects related to Project Genesis. We incurred $27 million in restructuring and restructuring-related costs during 2006, of which $23 million was recorded in cost of sales and $4 million was recorded in selling, general and administrative expense. In the third quarter of 2007, we incurred $3 million in restructuring and restructuring-related costs which was recorded in cost of sales, $2 million of which related to a charge for asset impairments. For the first nine months of 2007, we incurred $7 million in restructuring and restructuring-related costs of which $6 million was recorded in cost of sales and $1 million in selling, general and administrative expense. Since Project Genesis was initiated, we have incurred costs of $137 million through September 30, 2007. We estimate that our current annual savings rate for completed projects is approximately $88 million. When all actions are complete, we expect an additional $16 million of annual savings.

     Under the terms of our amended and restated senior credit agreement that took effect on March 16, 2007, we are allowed to exclude $80 million of cash charges and expenses, before taxes, related to cost reduction initiatives excluding any charge for asset impairments incurred after March 16, 2007 from the calculation of the financial covenant ratios required under our senior credit facility. As of September 30, 2007, we have excluded $5 million in allowable charges relating to restructuring initiatives against the $80 million available under the terms of the March 2007 amended and restated to the senior credit facility.

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

EARNINGS PER SHARE

     We reported net income of $21 million or $0.45 per diluted common share for the third quarter of 2007, as compared to net income of $7 million or $0.16 per diluted common share for the third quarter of 2006. Included in the results for the third quarter of 2007 were negative impacts from expenses related to our restructuring and restructuring-related activities and new aftermarket customer changeover costs, more than offset by benefits from tax adjustments. The net impact of these items increased earnings per diluted share by $0.06. Included in the results for the third quarter of 2006 were negative impacts from expenses related to our restructuring activities decreasing earnings per diluted share by $0.10. Please read the Notes to the consolidated financial statements for more detailed information on earnings per share.

     We reported net income of $67 million or $1.42 per diluted common share for the first nine months of 2007, as compared to net income of $34 million or $0.74 per diluted common share for the first nine months of 2006. Included in the results for the first nine months of 2007 were negative impacts from expenses related to our restructuring activities, new aftermarket customer changeover costs and charges relating to refinancing in the first quarter partially offset by benefits from tax adjustments. The net impact of these items decreased earnings per diluted share by $0.06. Included in the results for the first nine months of 2006 were negative impacts from expenses related to our restructuring activities and new aftermarket customer changeover costs, partially offset by a positive impact from a tax adjustment. The net impact of these items decreased earnings per diluted share by $0.34. Please read the Notes to the consolidated financial statements for more detailed information on earnings per share.

OUTLOOK

     Current industry predictions indicate for the last three months of the year that the North American light vehicle production levels will be down three percent year-over-year. We believe that our new diesel pick-up truck platforms and our favorable platform mix will help us manage these production declines. We also believe the global aftermarket will remain relatively soft. However, we will continue to closely monitor market uncertainties in North America, including rising OE vehicle inventory levels and labor negotiations.

     We also expect that our strong performance in Europe and in emerging markets like China will continue, where industry production is projected to increase in the fourth quarter. In the aftermarket, we continue to support our strong brands and aggressively pursue new customers, actions that we hope will counter any continued softness in the European and North American markets.

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

CASH FLOWS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

                                                            THREE MONTHS    THREE MONTHS
                                                               ENDED           ENDED
                                                           SEPTEMBER 30,   SEPTEMBER 30,
                                                                2007            2006
                                                           -------------   -------------
                                                                     (MILLIONS)
Cash provided (used) by:
  Operating activities...................................       $ (9)           $  5
  Investing activities...................................        (61)            (46)
  Financing activities...................................         87              34


Operating Activities

     For the three months ended September 30, 2007, cash used for operating activities was $9 million compared to $5 million in cash provided during the same period last year. For the three months ended September 30, 2007, cash used for working capital was $70 million versus $44 million for the three months ended September 30, 2006 because of increased working capital needs for new business launches. Receivables provided cash of $29 million compared to $14 million in the prior year. Inventory represented a cash outflow of $42 million during the three months ended September 30, 2007. In addition to the higher level of receivables related to the revenue increase, we must carry higher inventory levels for these new platforms, a portion of which relates to higher value substrates sourced from South Africa. This inventory from South Africa increased our cash outflow from operating activities during the third quarter of 2007 by $24 million compared to no impact in the third quarter of 2006. Accounts payable used cash of $46 million, an increase from last year's cash outflow of $37 million. The year-over-year increase in the net use of cash for accounts receivable, inventory, and accounts payable was primarily a result of working capital requirements for our new platform launches in North America. To manage this growth efficiently, we focus on key working capital metrics that measure receivables, inventory and payables in relation to revenues or cost of sales. Cash taxes were $17 million, driven by a final payment on a foreign audit and the timing of certain tax payments, for the three months ended September 30, 2007, compared to $11 million in the prior year which included a tax refund.

     One of our European subsidiaries receives payment from one of its OE customers whereby the account receivables are satisfied through the delivery of negotiable financial instruments. These financial instruments are then sold at a discount to a European bank. The sales of these financial instruments are not included in the account receivables sold. Any of these financial instruments which were not sold as of September 30, 2007 and 2006 are classified as other current assets and are excluded from our definition of cash equivalents. We had sold approximately $16 million of these instruments at September 30, 2007 and $20 million at September 30, 2006.

     In certain instances several of our Chinese subsidiaries receive payment from OE customers and satisfy vendor payments through the receipt and delivery of negotiable financial instruments. Financial instruments used to satisfy vendor payables and not redeemed totaled $12 million and $9 million at September 30, 2007 and 2006, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $7 million as of September 30, 2007 and 2006, and were classified as other current assets. One of our Chinese subsidiaries is required to maintain a cash balance at a financial institution issuing the financial instruments which are used to satisfy vendor payments. The balance was less than a million dollars at September 30, 2007 and 2006, respectively, and was classified as cash and cash equivalents.

Investing Activities

     Cash used for investing activities was $15 million higher in the third quarter of 2007 compared to the same period a year ago. Cash payments for plant, property and equipment were $41 million in the third quarter of 2007 versus payments of $45 million in the third quarter of 2006. The decrease of $4 million in cash payments for plant, property and equipment was primarily due to the timing of investment in OE customer platform launches. In the third quarter of 2007, we spent $16 million to acquire Combustion Components Associates' ELIM-NOx(TM) technology. Cash payments for software-related intangible assets were $3 million in the third three months of 2007 which was the same as the third three months of 2006.

     Our capital spending is focused on new platform launches and the continued expansion of our engineering capabilities to take advantage of growth opportunities driven by tightening emission regulations. In particular, we have increased capital spending to meet launch dates beginning in mid 2008 for platforms recently awarded by one of our large customers.

Financing Activities

     Cash flow from financing activities was an $87 million inflow in the third quarter of 2007 compared to an inflow of $34 million in the same period of 2006.

CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

                                                                            AS RESTATED
                                                                           -------------
                                                            NINE MONTHS     NINE MONTHS
                                                               ENDED           ENDED
                                                           SEPTEMBER 30,   SEPTEMBER 30,
                                                                2007            2006
                                                           -------------   -------------
                                                                     (MILLIONS)
Cash provided (used) by:
  Operating activities...................................      $ (35)          $  65
  Investing activities...................................       (144)           (138)
  Financing activities...................................        148              40


Operating Activities

     For the nine months ended September 30, 2007, operating activities used $35 million in cash compared to $65 million in cash provided during the same period last year. For the nine months ended September 30, 2007, cash used for working capital was $224 million versus $124 million for the nine months ended September 30, 2006 because of working capital needs for new business launches. Receivables were a use of cash of $283 million compared to a cash use of $86 million in the prior year. Inventory represented a cash outflow of $113 million during the nine months ended September 30, 2007, an increased use of $65 million over the prior year. The year-over-year increase in the use of cash for both accounts receivable and inventory was primarily a result of working capital requirements for our new platform launches in North America. In addition to the higher level of receivables related to the revenue increase, we must carry higher inventory levels for these new platforms, a portion of which relates to higher value substrates sourced from South Africa. This inventory from South Africa increased our cash outflow from operating activities during the first nine months of 2007 by $53 million. Accounts payable provided cash of $195 million, an increase from last year's cash inflow of $54 million. This increase also primarily resulted from the working capital needed for our new platform launches in North America. Cash taxes were $45 million, driven by a final payment on a foreign audit and the timing of certain tax payments, for the nine months ended September 30, 2007, compared to $18 million in the prior year which included a tax refund.

Investing Activities

     Cash used for investing activities was $6 million higher in the first nine months of 2007 compared to the same period a year ago. Cash payments for plant, property and equipment were $116 million in the first nine months of 2007 versus payments of $134 million in the first nine months of 2006. The decrease of $18 million in cash payments for plant, property and equipment was primarily due to the timing of investment in OE customer platform launches. In the first nine months of 2007, we spent $16 million to acquire Combustion Components Associates' ELIM-NOx(TM) technology. Cash payments for software-related intangible assets were $14 million in the first nine months of 2007 compared to $9 million in the first nine months of 2006.

Financing Activities

     Cash flow from financing activities was a $148 million inflow in the first nine months of 2007 compared to an inflow of $40 million in the same period of 2006. The primary reason for the change is attributable to an increase in borrowings to fund 2007 working capital needs partially offset by debt issuance costs due to our debt refinancing in the first quarter of 2007.

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

Revenue Recognition

     We recognize revenue for sales to our original equipment and aftermarket customers when title and risk of loss passes to the customers under the terms of our arrangements with those customers, which is usually at the time of shipment from our plants or distribution centers. In connection with the sale of exhaust systems to certain original equipment manufacturers, we purchase catalytic converters or components thereof and diesel particulate filters including precious metals ("substrates") on behalf of our customers which are used in the assembled system. These substrates are included in our inventory and "passed through" to the customer at our cost, plus a small margin, since we take title to the inventory and are responsible for both the delivery and quality of the finished product. Revenues recognized for substrate sales were $430 million, and $221 million for the first nine months of 2007 and 2006, respectively. For our aftermarket customers, we provide for promotional incentives and returns at the time of sale. Estimates are based upon the terms of the incentives and historical experience with returns.

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

Long-Term Receivables

     We expense pre-production design and development costs incurred for our original equipment customers unless we have a contractual guarantee for reimbursement of those costs from the customer. At September 30, 2007, we had approximately $20 million recorded as a long-term receivable from original equipment customers for guaranteed pre-production design and development arrangements. While we believe that the vehicle programs behind these arrangements will enter production, these arrangements allow us to recover our pre-production design and development costs in the event that the programs are cancelled or do not reach expected production levels. We have not experienced any material losses on arrangements where we have a contractual guarantee of reimbursement from our customers.

Income Taxes

     We have a U.S. Federal tax net operating loss carryforward ("NOL") at December 31, 2006 of $597 million, which will expire in varying amounts from 2018 to 2026. The federal tax effect of that NOL is $209 million, and is recorded as a deferred tax asset on our balance sheet at December 31, 2006. We also have state NOL carryforwards of $585 million, which will expire in various years through 2026. The tax effect of the state NOL, net of a valuation allowance, is $29 million and is recorded as a deferred tax asset on our balance sheet at December 31, 2006. In the nine months ended September 30, 2007, we have a loss for U.S. Federal tax of $30 million for which we recorded an additional $10 million in deferred tax assets. We estimate, based on available evidence both positive and negative, that it is more likely than not that we will utilize these NOLs within the prescribed carryforward period. That estimate is based upon our expectations regarding future taxable income of our U.S. operations and the implementation of available tax planning strategies that accelerate usage of the NOL. Circumstances that could change that estimate include future U.S. earnings at lower than expected levels or a majority ownership change as defined in the rules of the U.S. tax law. If that estimate changed, we would be required to cease recognizing an income tax benefit for any new NOL and could be required to record a reserve for some or all of the asset currently recorded on our balance sheet.

Stock-Based Compensation

     Effective January 1, 2006, we account for our stock-based compensation plans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment" which requires a fair value method of accounting for compensation costs related to our stock-based compensation plans. Under the fair value method recognition provision of the statement, a share-based payment is measured at the grant date based upon the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards requires judgment in estimating employee and market behavior. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted. As of September 30, 2007, there is approximately $5 million, net of tax, of total unrecognized compensation costs related to these stock-based awards that is expected to be recognized over a weighted average period of 1.0 year as compared to $4 million, net of tax, and a weighted average period of 1.2 years as of September 30, 2006.

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

     Except in the U.K., generally, our pension plans do not require employee contributions. Our policy is to fund our pension plans in accordance with applicable U.S. and foreign government regulations and to make additional payments as funds are available to achieve full funding of the accumulated benefit obligation. At September 30, 2007, all legal funding requirements had been met. Other postretirement benefit obligations, such as retiree medical, and certain foreign pension plans are not funded.

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

     In addition, SFAS No. 158 requires that companies using a measurement date for their defined benefit pension plans and other postretirement benefit plans other than their fiscal year end, change the measurement date effective for fiscal years ending after December 15, 2008. Effective January 1, 2007, we elected to early adopt the measurement date provision of SFAS No. 158. Adoption of this part of the statement was not material to our financial position and results of operations. See Note 12.

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

     In April 2007, the FASB issued Interpretation No. 39-1, "Amendment of FASB Interpretation No. 39." This amendment allows a reporting entity to offset fair value amounts recognized for derivative instruments with fair value amounts recognized for the right to reclaim or realize cash collateral. Additionally, this amendment requires disclosure of the accounting policy on the reporting entity's election to offset or not offset amounts for derivative instruments. FIN 39-1 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of FIN 39-1 to have a material impact on our financial statements.

     In May 2007, the FASB issued Interpretation No. 48-1, "Definition of Settlement in FASB Interpretation No. 48%." FIN 48-1 is effective for fiscal years beginning after December 15, 2006 and provides guidance on how a reporting entity should determine when a tax position is effectively settled. We have applied FIN 48-1 in the second quarter. The adoption of FIN 48-1 did not have a material impact to our financial statements and related disclosures. See Note 6.

     In June 2007, the Emerging Issues Task Force ("EITF") issued EITF 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF 06-11 provides the final consensus on the application of paragraphs 62 and 63 of SFAS 123(R) on the accounting for income tax benefits relating to the payment of dividends on equity-classified employee share-based payment awards that are charged to retained earnings. EITF 06-11 affirms that the realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in-capital. Additionally, EITF 06-11 provides guidance on the amount of tax benefits from dividends that are reclassified from additional paid-in-capital to the income statement when an entity's estimate of forfeitures changes. EITF 06-11 is effective prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007. We do not expect the adoption of EITF 06-11 to have a material impact on our financial statements.

     In June 2007, the EITF issued EITF 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities." EITF 07-3 requires the deferral and capitalization of nonrefundable advance payments for goods or services that an entity will use in research and development activities pursuant to an executory contractual agreement. Expenditures which are capitalized under EITF 07-3 should be expensed as the goods are delivered or the related services are performed. EITF 07-3 is effective prospectively for fiscal years beginning after December 15, 2007 and interim periods within those fiscal years. EITF 07-3 is applicable to new contracts entered into after the effective date of this Issue. We do not expect the adoption of EITF 07-3 to have a material impact on our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

CAPITALIZATION

                                                                     AS RESTATED
                                                                    ------------
                                                    SEPTEMBER 30,   DECEMBER 31,
                                                         2007           2006       % CHANGE
                                                    -------------   ------------   --------
                                                                   (MILLIONS)
Short-term debt and current maturities............      $   33         $   28         18%
Long-term debt....................................       1,503          1,357         11
                                                        ------         ------
Total debt........................................       1,536          1,385         11
                                                        ------         ------
Total minority interest...........................          33             28         18
Shareholders' equity..............................         413            226         83
                                                        ------         ------         --
Total capitalization..............................      $1,982         $1,639         21%
                                                        ======         ======



     General. Short-term debt, which includes the current portion of long-term obligations and borrowings by foreign subsidiaries, was $33 million and $28 million as of September 30, 2007 and December 31, 2006, respectively. Borrowings under our revolving credit facilities, which are now classified as long-term debt, were approximately $357 million and $0 as of September 30, 2007 and December 31, 2006, respectively. The overall increase in debt resulted primarily from increased working capital levels.

     The year-to-date increase in shareholders' equity primarily resulted from $104 million of translation of foreign balances into U.S. dollars and net income of $67 million. In addition, the implementation of the measurement date provision of SFAS No. 158 and other transactions contributed $16 million to shareholders' equity. While our book equity balance was small at September 30, 2007, it had no effect on our business operations. We have no debt covenants that are based upon our book equity, and there are no other agreements that are adversely impacted by our relatively low book equity.

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

     In March 2007 we refinanced our $831 million senior credit facility. This transaction reduced the interest rates we pay on all portions of the facility. While the total amount of the new senior credit facility is $830 million, approximately the same as the previous facility, we changed the components of the facility to enhance our financial flexibility. We increased the amount of commitments under our revolving loan facility from $320 million to $550 million, reduced the amount of commitments under our tranche B-1 letter of credit/revolving loan facility from $155 million to $130 million and replaced the $356 million term loan B with a $150 million term loan A. As of September 30, 2007, the senior credit facility consisted of a five-year, $150 million term loan A maturing in March 2012, a five-year, $550 million revolving credit facility maturing in March 2012, and a seven-year $130 million tranche B-1 letter of credit/revolving loan facility maturing in March 2014.

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

     Senior Credit Facility -- Interest Rates and Fees. Prior to the March 2007 refinancing borrowings under the term loan B facility and the tranche B-1 letter of credit/revolving loan facility bore interest at an annual rate equal to, at our option, either (i) the London Interbank Offering Rate plus a margin of 200 basis points; or (ii) a rate consisting of the greater of the JP Morgan Chase prime rate or the Federal Funds rate plus 50 basis points, plus a margin of 100 basis points. As of September 30, 2007 borrowings under the term loan A facility and the tranche B-1 letter of credit/revolving loan facility bore interest at an annual rate equal to, at our option, either (i) the London Interbank Offering Rate plus a margin of 150 basis points; or (ii) a rate consisting of the greater of the JP Morgan Chase prime rate or the Federal Funds rate plus 50 basis points, plus a margin of 50 basis points. The interest margin for borrowings under the term loan A are subject to adjustment based on the consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA as defined in the senior credit facility agreement). The margin we pay on the term loan A and the tranche B-1 facility is reduced by 25 basis points following each fiscal quarter for which the consolidated net leverage ratio is less than 2.5 beginning in March 2007, and would increase by 25 basis points following each fiscal quarter for which the consolidated net leverage ratio exceeds 3.5. There is no cost to us for issuing letters of credit under the tranche B-1 letter of credit/revolving loan facility, however outstanding letters of credit reduce our availability to borrow revolving loans under this portion of the facility. If a letter of credit issued under this facility is subsequently paid and we do not reimburse the amount paid in full, then a ratable portion of each lender's deposit would be used to fund the letter of credit. We pay the tranche B-1 lenders a fee which is equal to LIBOR plus 150 basis points. This fee is offset by the return on the funds deposited with the administrative agent which earn interest at a per annum rate approximately equal to LIBOR. Outstanding revolving loans reduce the funds on deposit with the administrative agent which in turn reduce the earnings of those deposits and effectively increases our interest expense at a per annum rate equal to LIBOR.

     Prior to the March 2007 refinancing, borrowings under the revolving credit facility bore interest at an annual rate equal to, at our option, either (i) the London Interbank Offering Rate plus a margin of 275 basis points; or (ii) a rate consisting of the greater of the JP Morgan Chase prime rate or the Federal Funds rate plus 37.5 basis points, plus a margin of 175 basis points. As of September 30, 2007 borrowings under the revolving credit facility bore interest at an annual rate equal to, at our option, either (i) the London Interbank Offering Rate plus a margin of 150 basis points; or (ii) a rate consisting of the greater of the JP Morgan Chase prime rate or the Federal Funds rate plus 50 basis points, plus a margin of 50 basis points. Letters of credit issued under the revolving credit facility accrue a letter of credit fee at a per annum rate of 150 basis points for the pro rata account of the lenders under such facility and a fronting fee for the ratable account of the issuers thereof at a per annum rate in an amount to be agreed upon payable quarterly in arrears. We also pay a commitment fee of 35 basis points on the unused portion of the revolving credit facility. The interest margins for borrowings and letters of credit issued under the revolving credit facility are subject to adjustment based on the consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA as defined in the senior credit facility agreement) measured at the end of each quarter. The margin we pay on the revolving credit facility is reduced by 25 basis points and the commitment fee we pay on the revolving credit facility is reduced by 5 basis points following each fiscal quarter for which the consolidated net leverage ratio is less than 2.5 beginning in March 2007. The margin and the commitment fee would increase by 25 basis points and 2.5 basis points, respectively, following each fiscal quarter for which the consolidated net leverage ratio exceeds 3.5.

     Senior Credit Facility -- Other Terms and Conditions. As described above, we are highly leveraged. Our refinanced senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA, as defined in the senior credit facility agreement), and consolidated interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined under the senior credit facility agreement) at the end of each period indicated. Failure to maintain these ratios will result in a default under our senior credit facility. See "Contractual Obligations" below. The financial ratios required under the amended and restated senior credit facility and, the actual ratios we achieved for the first , second, and third quarter of 2007, are shown in the following tables:

                                                             QUARTER ENDED
                                        ------------------------------------------------------
                                            (AS
                                         RESTATED)                   SEPTEMBER
                                         MARCH 31,      JUNE 30,        30,       DECEMBER 31,
                                            2007          2007          2007          2007
                                        -----------   -----------   -----------   ------------
                                        REQ.   ACT.   REQ.   ACT.   REQ.   ACT.       REQ.
                                        ----   ----   ----   ----   ----   ----   ------------
Leverage Ratio (maximum)..............  4.25   3.27   4.25   2.99   4.25   2.97       4.25
Interest Coverage Ratio (minimum).....  2.10   3.09   2.10   3.21   2.10   3.35       2.10



                                                      2008   2009   2010   2011   2012
                                                      REQ.   REQ.   REQ.   REQ.   REQ.
                                                      ----   ----   ----   ----   ----
Leverage Ratio (maximum)............................  4.00   3.75   3.50   3.50   3.50
Interest Coverage Ratio (minimum)...................  2.10   2.25   2.40   2.55   2.75

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

     The refinanced senior credit facility agreement also contains restrictions on our operations that are customary for similar facilities, including limitations on: (i) incurring additional liens; (ii) sale and leaseback transactions (except for the permitted transactions as described in the amended and restated agreement); (iii) liquidations and dissolutions; (iv) incurring additional indebtedness or guarantees; (v) investments and acquisitions; (vi) dividends and share repurchases; (vii) mergers and consolidations; and (viii) refinancing of subordinated and 10.25 percent senior secured notes. Compliance with these requirements and restrictions is a condition for any incremental borrowings under the senior credit facility agreement and failure to meet these requirements enables the lenders to require repayment of any outstanding loans. As of September 30, 2007, we were in compliance with all the financial covenants and operational restrictions of the facility.

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

     Our senior secured and subordinated notes require that, as a condition precedent to incurring certain types of indebtedness not otherwise permitted, our consolidated fixed charge coverage ratio, as calculated on a proforma basis, to be greater than 2.25 and 2.00, respectively. We have not incurred any of the types of indebtedness not otherwise permitted by the indentures. The indentures also contain restrictions on our operations, including limitations on: (i) incurring additional indebtedness or liens; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; (v) asset sales and (vi) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. In addition, the senior secured notes and related guarantees are secured by second priority liens, subject to specified exceptions, on all of our and our subsidiary guarantors' assets that secure obligations under our senior credit facility, except that only a portion of the capital stock of our subsidiary guarantor's domestic subsidiaries is provided as collateral and no assets or capital stock of our direct or indirect foreign subsidiaries secure the notes or guarantees. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. The senior subordinated notes rank junior in right of payment to our senior credit facility and any future senior debt incurred. As of September 30, 2007, we were in compliance with the covenants and restrictions of these indentures.

     Subsequent Transaction. On November 1, 2007, we announced that we had priced a private placement offering of $250 million of 8 1/8 percent senior notes due November 15, 2015. The offering and related transactions are designed to (1) reduce our interest expense and extend the maturity of a portion of our debt (by using the proceeds of the offering to tender for a portion of our outstanding $475 million 10 1/4 percent senior secured notes due 2013), (2) facilitate the realignment of the ownership structure of some of our foreign subsidiaries and (3) otherwise amend certain of the covenants in the indenture for the senior secured notes to be consistent with those contained in our subordinated notes, including conforming the limitation on incurrence of indebtedness and the absence of a limitation on issuances or transfers of restricted subsidiary stock, and make other minor modifications. We expect to close this offering on November 20, 2007, assuming we receive the requisite consents to amend the indenture for the senior secured notes. We expect the indenture governing the new notes to be substantially similar to the indenture for our existing senior subordinated notes.

     The ownership structure realignment we intend to undertake is designed to more effectively align our domestic and foreign assets and revenues with expenses in the appropriate local currencies. Some of the desired results of the realignment will be to allow us to more rapidly use our U.S. net operating losses and reduce our cash tax payments.

     At present, the ownership structure realignment involves forming a new European holding company which will own some of our foreign entities. We need the consent of our lenders under our senior credit facility to complete these realignment transactions, which we expect we will be able to obtain. The realignment as currently structured is conditioned on our completing the refinancing of our senior secured notes described above. We may alter the components of the realignment from time to time. If market conditions permit in 2008, we may offer debt issued by the new European holding company. The proceeds of that debt would be used to repay intercompany debt and, in turn, to fund the redemption of our remaining senior secured notes outstanding. This realignment involves utilizing part of our U.S. net operating tax losses. Consequently, we expect to record a non-cash charge of about $66 million in the fourth quarter of 2007.

     We expect that the net impact of the offering of new notes and related initial repurchase of our senior secured notes, will be to (a) reduce our annual interest expense by approximately $3 million for 2008 and (b) increase our total debt outstanding to third-parties by approximately $20 million. In connection with this offering and the related initial repurchase of our senior secured notes, we also expect to record non-recurring pre-tax charges related to the tender premium and fees, the write-off of deferred debt issuance costs, and the write-off of previously recognized issuance premium totaling approximately $20 million in the fourth quarter of 2007.

     Accounts Receivable Securitization. In addition to our senior credit facility, senior secured notes and senior subordinated notes, we also sell some of our accounts receivable on a nonrecourse basis in North America and Europe. In North America, we have an accounts receivable securitization program with two commercial banks. We sell original equipment and aftermarket receivables on a daily basis under this program. We sold accounts receivable under this program of $94 million and $92 million as of September 30, 2007 and 2006, respectively. This program is subject to cancellation prior to its maturity date if we were to
(i) fail to pay interest or principal payments on an amount of indebtedness exceeding $50 million, (ii) default on the financial covenant ratios under the senior credit facility, or (iii) fail to maintain certain financial ratios in connection with the accounts receivable securitization program. In January 2007, this program was renewed for 364 days to January 28, 2008 at a facility size of $100 million. We also sell some receivables in our European operations to regional banks in Europe. As of September 30, 2007, we sold $55 million of accounts receivable in Europe up from $52 million at September 30, 2006. The arrangements to sell receivables in Europe are not committed and can be cancelled at any time. If we were not able to sell receivables under either the North American or European securitization programs, our borrowings under our revolving credit agreements may increase. These accounts receivable securitization programs provide us with access to cash at costs that are generally favorable to alternative sources of financing, and allow us to reduce borrowings under our revolving credit agreements.

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

CONTRACTUAL OBLIGATIONS

     Our remaining required debt principal amortization and payment obligations under lease and certain other financial commitments as of September 30, 2007, are shown in the following table:

                                                          PAYMENTS DUE IN:
                                         --------------------------------------------------
                                                                            BEYOND
                                         2007   2008   2009   2010   2011    2011     TOTAL
                                         ----   ----   ----   ----   ----   ------   ------
                                                             (MILLIONS)
Obligations:
  Revolver borrowings..................   $--   $ --   $ --   $ --   $ --   $  357   $  357
  Senior long-term debt................    --     --     17     50     66       17      150
  Long-term notes......................    --      2     --     --     --      476      478
  Capital leases.......................     1      3      3      3     --       --       10
  Subordinated long-term debt..........    --     --     --     --     --      500      500
  Other subsidiary debt................     1     --     --     --     --        2        3
  Short-term debt......................    27     --     --     --     --       --       27
                                          ---   ----   ----   ----   ----   ------   ------
Debt and capital lease obligations.....    29      5     20     53     66    1,352    1,525
Operating leases.......................     5     16     12      8      7        5       53
Interest payments......................    10    113    112    112    104      204      655
Capital commitments....................    16     --     --     --     --       --       16
                                          ---   ----   ----   ----   ----   ------   ------
Total Payments.........................   $60   $134   $144   $173   $177   $1,561   $2,249
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

     Included in our contractual obligations is the amount of interest to be paid on our long-term debt. As our debt structure contains both fixed and variable rate interest debt, we have made assumptions in calculating the amount of the future interest payments. Interest on our senior secured notes and senior subordinated notes is calculated using the fixed rates of 10 1/4 percent and 8 5/8 percent, respectively. Interest on our variable rate debt is calculated as 150 basis points plus LIBOR of 5.12 percent which was the rate at September 30, 2007. We have assumed that LIBOR will remain unchanged for the outlying years. See "-- Capitalization." In addition we have included the impact of our interest rate swaps entered into in April 2004, excluding any impact marking the swaps to market may have. See "Interest Rate Risk" below.

     We have also included an estimate of expenditures required after September 30, 2007 to complete the facilities and projects authorized at December 31, 2006, in which we have made substantial commitments in connections with facilities.

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

     We have not included material cash requirements for taxes as we are a taxpayer in certain foreign jurisdictions but not in domestic locations. Additionally, it is difficult to estimate taxes to be paid as changes in where we generate income can have a significant impact on future tax payments. We have also not included cash requirements for funding pension and postretirement benefit costs. Based upon current estimates we believe we will be required to make contributions of approximately $39 million to those plans in 2007, of which approximately $32 million has been contributed as of September 30, 2007. Pension and postretirement contributions beyond 2007 will be required but those amounts will vary based upon many factors, including the performance of our pension fund investments during 2007. In addition, we have not included cash requirements for environmental remediation. Based upon current estimates we believe we will be required to spend approximately $9 million over the next 20 to 30 years. However, due to possible modifications in remediation processes and other factors, it is difficult to determine the actual timing of the payments. See
"-- Environmental and Other Matters".

     We occasionally provide guarantees that could require us to make future payments in the event that the third party primary obligor does not make its required payments. We have not recorded a liability for any of these guarantees. The only third party guarantee we have made is the performance of lease obligations by a former affiliate. Our maximum liability under this guarantee was less than a million at both September 30, 2007 and 2006. We have no recourse in the event of default by the former affiliate. However, we have not been required to make any payments under this guarantee.

     Additionally, we have from time to time issued guarantees for the performance of obligations by some of our subsidiaries, and some of our subsidiaries have guaranteed our debt. All of our then existing and future material domestic wholly-owned subsidiaries fully and unconditionally guarantee our senior credit facility, our senior secured notes and our senior subordinated notes on a joint and several basis. The arrangement for the senior credit facility is also secured by first-priority liens on substantially all our domestic assets and pledges of 66 percent of the stock of certain first-tier foreign subsidiaries. The arrangement for the $475 million senior secured notes is also secured by second-priority liens on substantially all our domestic assets, excluding some of the stock of our domestic subsidiaries. No assets or capital stock of our direct or indirect foreign subsidiaries secure these notes. You should also read Note 15 where we present the Supplemental Guarantor Condensed Consolidating Financial Statements.

     We have issued guarantees through letters of credit in connection with some obligations of our affiliates. We have guaranteed $18 million in letters of credit to support some of our subsidiaries' insurance arrangements. In addition, we have issued $13 million in guarantees through letters of credit to guarantee other obligations of subsidiaries primarily related to environmental remediation activities and a foreign employee benefit program.

INTEREST RATE RISK

     Our financial instruments that are sensitive to market risk for changes in interest rates are primarily our debt securities and our interest rate swaps. We primarily use our revolving credit facilities to finance our short-term capital requirements. We pay a current market rate of interest on these borrowings. We have financed our long-term capital requirements with long-term debt with original maturity dates ranging from five to ten years. On September 30, 2007, we had $997 million in long-term debt obligations that have fixed interest rates. Of that amount, $475 million is fixed through July 2013 and $500 million through November 2014, while the remainder is fixed from 2008 through 2025. Of the $475 million, $150 million has been swapped to floating and we also have $357 million in long-term debt obligations outstanding under our senior secured credit facility that are subject to variable interest rates. See Note 5.

     We estimate that the fair value of our long-term debt at September 30, 2007 was about 104 percent of its book value. A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $3 million after tax, excluding the effect of the interest rate swaps we completed in April 2004. A one percentage point increase or decrease in interest rates on the swaps we completed in April 2004 would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by approximately $1 million after tax, excluding the effect on interest expense of marking the swaps to market.

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

     As of September 30, 2007, we are designated as a potentially responsible party in one Superfund site. Including the Superfund site, we may have the obligation to remediate current or former facilities, and we estimate our share of environmental remediation costs at these facilities to be approximately $9 million. For the Superfund site and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund site, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund site, and of other liable parties at our current and former facilities, has been considered, where appropriate, in our determination of our estimated liability. We believe that any potential costs associated with our current status as a potentially responsible party in the Superfund site, or as a liable party at our current or former facilities, will not be material to our results of operations or consolidated financial position.

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

EMPLOYEE STOCK OWNERSHIP PLANS

     We have established Employee Stock Ownership Plans for the benefit of our employees. Under the plans, subject to limitations in the Internal Revenue Code, participants may elect to defer up to 75 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We currently match in cash 50 percent of each employee's contribution up to eight percent of the employee's salary. In connection with freezing the defined benefit pension plans for nearly all U.S. based salaried and hourly employees effective December 31, 2006, and the related replacement of those defined benefit plans with defined contribution plans, we are making additional contributions to the Employee Stock Option Plans. We recorded expense for these matching contributions of approximately $12 million for the nine months ended September 30, 2007 as compared to $5 million for the nine months ended September 30, 2006. All contributions vest immediately.

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

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. As of December 31, 2006 we reported a material weakness in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) based upon our evaluation pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. We have taken actions to address the identified weaknesses, but due to the nature of the material weakness, remediation will not be completed until the annual tax processes are performed during the 2007 year end close. Consequently, our September 30, 2007 evaluation concluded that our disclosure controls and procedures were not effective for the reasons more fully described below related to the material weakness. To address this control weakness, we performed additional analysis and performed other procedures in order to prepare the unaudited quarterly consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. Accordingly, we believe that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     Except as described above, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     (a) None.

     (b) Not applicable.

     (c) Purchase of equity securities by the issuer and affiliated purchasers. The following table provides information relating to our purchase of shares of our common stock in the third quarter of 2007. All of these purchases reflect shares withheld upon vesting of restricted stock, to satisfy statutory minimum tax withholding obligations.

                                                       TOTAL NUMBER OF     AVERAGE
PERIOD                                                SHARES PURCHASED   PRICE PAID
------                                                ----------------   ----------
July 2007...........................................         333           $35.34
August 2007.........................................          --               --
September 2007......................................          --               --
                                                             ---           ------
  Total.............................................         333           $35.34


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

                                        TENNECO INC.

                                        By:      /s/ KENNETH R. TRAMMELL
                                            ------------------------------------
                                                     Kenneth R. Trammell
                                             Executive Vice President and Chief
                                                      Financial Officer

Dated: November 9, 2007

                                INDEX TO EXHIBITS
                                       TO
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 30, 2007

   EXHIBIT
   NUMBER                                       DESCRIPTION
   -------                                      -----------
    *12       --   Computation of Ratio of Earnings to Fixed Charges.
    *15       --   Letter of Deloitte and Touche LLP regarding interim financial information.
    *31.1     --   Certification of Gregg Sherrill under Section 302 of the Sarbanes-
                   Oxley Act of 2002.
    *31.2     --   Certification of Kenneth R. Trammell under Section 302 of the
                   Sarbanes-Oxley Act of 2002.
    *32.1     --   Certification of Gregg Sherrill and Kenneth R. Trammell under Section
                   906 of the Sarbanes-Oxley Act of 2002


--------

*    Filed herewith.