Form 10-K
period 2007-12-31
TENNECO INC
filed 2008-02-29
CIK 1024725

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  ------------

                                    FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
    OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
    OF THE SECURITIES EXCHANGE ACT OF 1934

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
                         7.45% Debentures due 2025;              New York Stock Exchange
                         9.20% Debentures due 2012;              New York Stock Exchange
                         10.20% Debentures due 2008              New York Stock Exchange
                         Common Stock, par value $.01 per share  New York, Chicago, and
                                                                 London Stock Exchanges
                         Preferred Share Purchase Rights         New York, Chicago, and
                                                                 London Stock Exchanges


Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act. Yes ______     No   X
     Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act. Yes ______     No   X
     Note -- Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X       No ______
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    X
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  X     Accelerated filer ___             Non-accelerated filer ___             Smaller reporting company ___
                                                       (Do not check if a smaller reporting company)


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

  CLASS OF COMMON EQUITY AND NUMBER OF SHARES
    HELD BY NON-AFFILIATES AT JUNE 30, 2007      MARKET VALUE HELD BY NON-AFFILIATES*
  -------------------------------------------    ------------------------------------
        Common Stock, 44,925,882 shares                     $1,574,202,905



--------------
* Based upon the closing sale price on the New York Stock Exchange Composite Tape for the Common Stock on June 30, 2007.

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE. Common Stock, par value $.01 per share, 46,584,982 shares outstanding as of February 22, 2008.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                                                      PART OF THE FORM 10-K
                              DOCUMENT                               INTO WHICH INCORPORATED
                              --------                               -----------------------
Portions of Tenneco Inc.'s Definitive Proxy Statement
  for the Annual Meeting of Stockholders to be held May 6, 2008              Part III



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

     - capital availability or costs, including changes in interest rates, our leverage, market perceptions of the industries in which we operate or ratings of securities;

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

     - the timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond our control.

                                TABLE OF CONTENTS


                                       PART I
Item 1.     Business.........................................................     1
            Tenneco Inc. ....................................................     1
            Contributions of Major Businesses................................     4
            Description of Our Business......................................     5
Item 1A.    Risk Factors.....................................................    21
Item 1B.    Unresolved Staff Comments........................................    27
Item 2.     Properties.......................................................    27
Item 3.     Legal Proceedings................................................    27
Item 4.     Submission of Matters to a Vote of Security Holders..............    28
Item 4.1.   Executive Officers of the Registrant.............................    29

                                      PART II
Item 5.     Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer
            Repurchases of Equity Securities.................................    31
Item 6.     Selected Financial Data..........................................    33
Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations............................................    35
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.......    65
Item 8.     Financial Statements and Supplementary Data......................    66
Item 9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure.............................................   129
Item 9A.    Controls and Procedures..........................................   129
Item 9B.    Other Information................................................   129

                                      PART III
Item 10.    Directors, Executive Officers and Corporate Governance...........   130
Item 11.    Executive Compensation...........................................   130
Item 12.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters..................................   130
Item 13.    Certain Relationships and Related Transactions, and Director
            Independence.....................................................   131
Item 14.    Principal Accountant Fees and Services...........................   131

                                      PART IV
Item 15.    Exhibits and Financial Statement Schedules.......................   132

                                     PART I

ITEM 1. BUSINESS.

                                  TENNECO INC.

GENERAL

     Our company, Tenneco Inc., is one of the world's largest producers of automotive emission control and ride control products and systems. Our company serves both original equipment vehicle manufacturers ("OEMs") and the repair and replacement markets, or aftermarket, worldwide. As used herein, the term "Tenneco", "we", "us", "our", or the "Company" refers to Tenneco Inc. and its consolidated subsidiaries.

     Tenneco was incorporated in Delaware in 1996. In 2005, we changed our name from Tenneco Automotive Inc. back to Tenneco Inc. The name Tenneco better represents the expanding number of markets we serve through our commercial and specialty vehicle businesses. Building a stronger presence in these markets complements our core businesses of supplying ride control and emission control products and systems for light vehicles to automotive original equipment and aftermarket customers worldwide. Our common stock continues to trade on the New York Stock Exchange under the symbol "TEN".

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

     For more information about these matters, see our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 6, 2008.

INDEPENDENCE OF DIRECTORS

     - Eight of our nine directors are independent under the New York Stock Exchange ("NYSE") listing standards.

     - Independent directors are scheduled to meet separately in executive session after every regularly scheduled Board of Directors meeting.

     - We have a lead independent director, Mr. Paul T. Stecko.

AUDIT COMMITTEE

     - All members meet the independence standards for audit committee membership under the NYSE listing standards and applicable Securities and Exchange Commission ("SEC") rules.

     - One member of the Audit Committee, Mr. Charles Cramb, has been designated by the Board as an "audit committee financial expert," as defined in the SEC rules, and the remaining members of the Audit Committee satisfy the NYSE's financial literacy requirements. Mr. Dennis Letham also meets the requirements to be considered a financial expert under SEC rules.

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

CORPORATE GOVERNANCE PRINCIPLES

     - We have adopted Corporate Governance Principles, including qualification and independence standards for directors.

STOCK OWNERSHIP GUIDELINES

     - We have adopted Stock Ownership Guidelines to align the interests of our executives with the interests of stockholders and promote our commitment to sound corporate governance.

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

CODES OF BUSINESS CONDUCT AND ETHICS

     - We have adopted a Code of Ethical Conduct for Financial Managers, which applies to our Chief Executive Officer, Chief Financial Officer, Controller and other key financial managers. This code is filed as
       Exhibit 14 to this report.

     - We also operate under a Statement of Business Principles that applies to all directors, officers and employees and includes provisions ranging from restrictions on gifts to conflicts of interests. All salaried employees are required to affirm in writing their acceptance of these principles.

RELATED PARTY TRANSACTIONS POLICY

     - We have adopted a Policy and Procedure for Transactions With Related Persons, under which our Audit Committee must generally pre-approve transactions involving more than $120,000 with our directors, executive officers, five percent or greater stockholders and their immediate family members.

EQUITY AWARD POLICY

     - We have adopted a written policy to be followed for all issuances by our company of compensatory awards in the form of our common stock or any derivative of the common stock.

PERSONAL LOANS TO EXECUTIVE OFFICERS AND DIRECTORS

     - We comply with and operate in a manner consistent with the legislation outlawing extensions of credit in the form of a personal loan to or for our directors or executive officers.

     Our Internet address is www.tenneco.com. We make our proxy statements, annual report to stockholders, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as filed with or furnished to the SEC, available free of charge on our Internet website as soon as reasonably practicable after submission to the SEC. Securities ownership reports on Forms 3, 4 and 5 are also available free of charge on our website as soon as reasonably practicable after submission to the SEC. The contents of our website are not, however, a part of this report.

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

CEO AND CFO CERTIFICATIONS

     In 2007 our chief executive officer provided to the NYSE and the Chicago Stock Exchange the annual CEO certification regarding our compliance with the corporate governance listing standards of those exchanges. In addition, our chief executive officer and chief financial officer filed with the Securities and Exchange Commission all required certifications regarding the quality of our disclosures in our fiscal 2007 SEC reports. There were no qualifications to these certifications.

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

NET SALES AND OPERATING REVENUES:

                                                  2007           2006           2005
                                              ------------   ------------   ------------
                                                     (DOLLAR AMOUNTS IN MILLIONS)
North America...............................  $2,910    47%  $1,963    42%  $2,033    46%
Europe, South America and India.............   3,135    51    2,387    51    2,110    48
Asia Pacific................................     560     9      436     9      371     8
Intergroup sales............................    (421)   (7)    (104)   (2)     (74)   (2)
                                              ------   ---   ------   ---   ------   ---
  Total.....................................  $6,184   100%  $4,682   100%  $4,440   100%
                                              ======   ===   ======   ===   ======   ===



EBIT:

                                                     2007         2006         2005
                                                  ----------   ----------   ----------
                                                      (DOLLAR AMOUNTS IN MILLIONS)
North America...................................  $120    48%  $103    53%  $148    69%
Europe, South America and India.................    99    39     81    41     53    24
Asia Pacific....................................    33    13     12     6     16     7
                                                  ----   ---   ----   ---   ----   ---
  Total.........................................  $252   100%  $196   100%  $217   100%
                                                  ====   ===   ====   ===   ====   ===



EXPENDITURES FOR PLANT, PROPERTY AND EQUIPMENT:

                                                     2007         2006         2005
                                                  ----------   ----------   ----------
                                                      (DOLLAR AMOUNTS IN MILLIONS)
North America...................................  $106    54%  $100    59%  $ 74    51%
Europe, South America and India.................    74    37     51    30     54    38
Asia Pacific....................................    18     9     19    11     16    11
                                                  ----   ---   ----   ---   ----   ---
  Total.........................................  $198   100%  $170   100%  $144   100%
                                                  ====   ===   ====   ===   ====   ===



     Interest expense, income taxes, and minority interest that were not allocated to our operating segments are:

                                                               2007   2006   2005
                                                               ----   ----   ----
                                                                   (MILLIONS)
Interest expense (net of interest capitalized)...............  $164   $136   $133
Income tax expense...........................................    83      5     26
Minority interest............................................    10      6      2

                           DESCRIPTION OF OUR BUSINESS

     We design, manufacture and sell automotive emission control and ride control systems and products, with 2007 revenues of $6.2 billion. We serve both original equipment manufacturers and replacement markets worldwide through leading brands, including Monroe(R), Rancho(R), Clevite(R) Elastomers, and Fric Rot(TM) ride control products and Walker(R), Fonos(TM), and Gillet(TM) emission control products.

     As an automotive parts supplier, we produce individual component parts for vehicles as well as groups of components that are combined as modules or systems within vehicles. These parts, modules and systems are sold globally to most leading OEMs and throughout all aftermarket distribution channels.

OVERVIEW OF AUTOMOTIVE PARTS INDUSTRY

     The automotive parts industry is generally separated into two categories:
(1) "original equipment" or "OE" sales, in which parts are sold in large quantities directly for use by OEMs; and (2) "aftermarket" sales, in which parts are sold as replacement parts in varying quantities to a wide range of wholesalers, retailers and installers. In the OE market, parts suppliers are generally divided into tiers -- "Tier 1" suppliers, who provide their products directly to OEMs, and "Tier 2" or "Tier 3" suppliers, who sell their products principally to other suppliers for combination into the other suppliers' own product offerings.

     Demand for automotive parts in the OE market is generally a function of the number of new vehicles produced, which in turn is a function of prevailing economic conditions and consumer preferences. In 2007, the number of light vehicles (i.e. passenger cars and light trucks) produced was 15.0 million in North America, 29.4 million in Europe, South America and India and 26.3 million in Asia Pacific. Worldwide new light vehicle production is forecasted to increase to 73.4 million units in 2008 from approximately 70.7 million units in 2007. Although OE demand is tied to planned vehicle production, parts suppliers also have the opportunity to grow through increasing their product content per vehicle, by further penetrating business with existing customers and by gaining new customers and markets. Companies with global presence and advanced technology, engineering, manufacturing and support capabilities, such as our company, are, we believe, well positioned to take advantage of these opportunities.

     Demand for aftermarket products is driven by the quality of OE parts, the number of vehicles in operation, the age of the vehicle fleet, vehicle usage and the average useful life of vehicle parts. Although more vehicles are on the road than ever before, the aftermarket has experienced longer replacement cycles due to improved quality of OE parts and increases in average useful lives of automotive parts as a result of technological innovation. Suppliers are increasingly being required to deliver innovative aftermarket products that upgrade the performance or safety of a vehicle's original components to drive aftermarket demand.

INDUSTRY TRENDS

     Currently, we believe several significant existing and emerging trends are dramatically impacting the automotive industry. As the dynamics of the automotive industry change, so do the roles, responsibilities and relationships of its participants. Key trends that we believe are affecting automotive parts suppliers include:

     INCREASING ENVIRONMENTAL STANDARDS

     Automotive parts suppliers and OE manufacturers are designing products and developing materials to respond to increasingly stringent environmental requirements, a growing diesel market and the demand for better fuel economy. Government regulations adopted over the past decade require substantial reductions in automobile tailpipe emissions, longer warranties on parts of an automobile's pollution control equipment and additional equipment to control fuel vapor emissions. Some of these regulations also mandate more frequent emission inspections for the existing fleet of vehicles. Manufacturers have responded by focusing their efforts towards technological development to minimize pollution. As a leading supplier of emission control systems with strong technical capabilities, we believe we are well positioned to benefit from more rigorous environmental standards. For example, we developed the diesel particulate filter to meet stricter air quality regulations in Europe. Diesel particulate filters are produced in both Europe on the Mercedes Benz Sprinter and E-class and North America on the GM Duramax, Ford Super Duty, Dodge Ram and ITEC Medium duty. Our particulate filter and De-NOx converter can reduce particulate emissions by up to 90 percent and nitrogen oxide emissions by up to 85 percent. We also have numerous development contracts with North American, European and Asian light and medium-duty truck manufacturers for our selective catalytic reduction (SCR) systems. In addition, we are actively working on development of a non-road emission aftertreatment system for multiple manufacturers, in order to meet Tier 4 environmental regulations. In China, we have development contracts for complete turnkey SCR systems, including the Elim-NOx urea dosing technology which we acquired in 2007. Several customers have also purchased prototypes of our hydrocarbon injector, acquired with the ELIM-NOx technology, for the purpose of actively regenerating diesel particulate filters and Lean NOx Traps through hydrocarbon injection directly into the exhaust system.

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

     Automotive parts customers are increasingly demanding technological innovation from suppliers to address more stringent emission and other regulatory standards and to improve vehicle performance. To develop innovative products, systems and modules, we have invested $114 million for 2007, $88 million for 2006 and $83 million for 2005, net of customer reimbursements, into engineering, research and development and we continuously seek to take advantage of our technology investments and brand strength by extending our products into new markets and categories. For example, we were the first supplier to develop and commercialize a diesel particulate filter that can virtually eliminate carbon and hydrocarbon emissions with minimal impact on engine performance.

     We have expanded our competence in diesel particulate filters in Europe and are winning business in North America on these same applications. In addition, we supply Volvo, Audi, Ford and Mercedes Benz with a computerized electronic suspension system that we co-developed with Ohlins Racing AB. As other examples, we are sponsoring funded University Research for advanced technologies for both emission control and ride control, and we are participating in the HyTRAN consortium in Europe for the development of practical fuel cell reformers and auxiliary power units.

     Our customers reimburse us for engineering, research, and development costs on some platforms when we prepare prototypes and incur costs before platform awards. Our engineering, research and development expense for 2007, 2006, and 2005 has been reduced by $72 million, $61 million, and $51 million, respectively, for these reimbursements.

     ENHANCED VEHICLE SAFETY

     Vehicle safety continues to gain increased industry attention and play a critical role in consumer purchasing decisions. As such, OEMs are seeking out suppliers with new technologies, capabilities and products that have the ability to advance vehicle safety. Continued research and development by select automotive suppliers in roll-over protection systems, smart airbag systems, braking electronics and safer, more durable materials has dramatically advanced the market for safety products and its evolving functional demands. Those suppliers who are able to enhance vehicle safety through innovative products and technologies have a distinct competitive advantage with the consumer, and thus their OEM customers. In the Aftermarket, Tenneco has promoted the "Safety Triangle" of Steering-Stopping-Stability to educate consumers of the detrimental effect of worn shock absorbers on vehicle steering and stopping distances. We further strengthened this message with the introduction of Monroe(R) branded brakes as an Aftermarket product offering during 2007. Also during 2007, the new Federal Motor Vehicle Safety Standard (FMVSS) 126 was introduced for electronic stability control (ECS) systems, making those systems mandatory by 2012. We believe that this legislation will encourage more vehicle manufacturers to specify products like CES and Kinetic, and we are sponsoring University Research to establish the synergistic impact of our technologies to ECS systems.

     OUTSOURCING AND DEMAND FOR SYSTEMS AND MODULES

     OE manufacturers have been steadily moving towards outsourcing automotive parts and systems to simplify the vehicle assembly process, lower costs and reduce vehicle development time. Outsourcing allows OE manufacturers to take advantage of the lower cost structure of the automotive parts suppliers and to benefit from multiple suppliers engaging in simultaneous development efforts. Furthermore, development of advanced electronics has enabled formerly independent vehicle components to become "interactive," leading to a shift in demand from individual parts to fully integrated systems. As a result, automotive parts suppliers offer OE manufacturers component products individually, as well as in a variety of integrated forms such as modules and systems:

     - "Modules" are groups of component parts arranged in close physical proximity to each other within a vehicle. Modules are often assembled by the supplier and shipped to the OEM for installation in a vehicle as a unit. Integrated shock and spring units, seats, instrument panels, axles and door panels are examples.

     - "Systems" are groups of component parts located throughout a vehicle which operate together to provide a specific vehicle function. Emission control systems, anti-lock braking systems, safety restraint systems, roll control systems and powertrain systems are examples.

     This shift in demand towards fully integrated systems has created the role of the Tier 1 systems integrator. These systems integrators increasingly have the responsibility to execute a number of activities, such as design, product development, engineering, testing of component systems and purchasing from Tier 2 suppliers. We are an established Tier 1 supplier with more than ten years of product integration experience. We have modules or systems for various vehicle platforms in production worldwide and modules or systems for additional platforms under development. For example, we supply ride control modules for the GM Chevy Silverado, GM Sierra and the VW Transporter and the emission control system for the Ford Super Duty, Toyota Tundra, Chrysler Dodge Ram, Ford Focus, and the GM Acadia, Enclave and Outlook.

     GLOBAL REACH OF OE CUSTOMERS

     OEMs are increasingly requesting suppliers to provide parts on a global basis to support global vehicle platforms. Also, as the customer base of OEMs has consolidated and emerging markets have become more important to achieving growth, suppliers must be prepared to provide products any place in the world.

     - Growing Importance of Emerging Markets: Because the North American and Western European automotive markets are relatively mature, OE manufacturers are increasingly focusing on emerging markets for growth opportunities, particularly the so-called BRIC economies, including Brazil, Russia, India, China and Eastern Europe. This increased OE focus has, in turn, increased the growth opportunities in the aftermarkets in these regions.

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

     GLOBAL RATIONALIZATION OF OE VEHICLE PLATFORMS

     OE manufacturers are increasingly designing "global platforms." A global platform is a basic mechanical structure of a vehicle that can accommodate different features and is in production and/or development in more than one region. Thus, OE manufacturers can design one platform for a number of similar vehicle models. This allows manufacturers to realize significant economies of scale through limiting variations across items such as steering columns, brake systems, transmissions, axles, exhaust systems, support structures and power window and door lock mechanisms. We believe that this shift towards standardization will have a large impact on automotive parts suppliers, who should experience a reduction in production costs as OE manufacturers reduce variations in components. We also expect parts suppliers to experience higher production volumes per platform and greater economies of scale, as well as reduced total investment costs for molds, dies and prototype development. Light vehicle platforms of over one million units are expected to grow from 34 percent to 45 percent of global OE production from 2007 to 2012.

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

     CHANGING AFTERMARKET DISTRIBUTION CHANNELS

     From 1997 to 2007, the number of retail automotive parts stores increased significantly while the number of jobber stores declined more than 16 percent in North America. Major automotive aftermarket retailers, such as AutoZone and Advance Auto Parts, are attempting to increase their commercial sales by selling directly to automotive parts installers in addition to individual consumers. These installers have historically purchased from their local warehouse distributors and jobbers, who are our more traditional customers. This enables the retailers to offer the option of a premium brand, which is often preferred by their commercial customers, or a standard product, which is often preferred by their retail customers. We believe we are well positioned to respond to this trend in the aftermarket because of our focus on cost reduction and high-quality, premium brands.

     CONTRACTING SUPPLIER BASE

     Over the past few years, automotive suppliers have been consolidating in an effort to become more global, have a broad integrated product and service offering, and gain economies of scale in order to remain competitive amidst growing pricing pressures and increased outsourcing opportunities from the OEMs. One industry consultant projects that the number of automotive supplier companies will decrease from 5,600 in 2000 to 2,800 by 2015. A supplier's viability in this market will depend, in part, on its ability to maintain and increase operating efficiencies and provide value-added services.

ANALYSIS OF REVENUES

     The table below provides, for each of the years 2007 through 2005, information relating to our net sales and operating revenues, by primary product lines and customer categories. You should read Note 4 to the consolidated financial statements of Tenneco Inc. and Consolidated Subsidiaries included in
Item 8 for a discussion of the changes in our results due to the restatement described therein.

                                                                    NET SALES
                                                             YEAR ENDED DECEMBER 31,
                                                            ------------------------
                                                             2007     2006     2005
                                                            ------   ------   ------
                                                                   (MILLIONS)
EMISSION CONTROL SYSTEMS & PRODUCTS
  Aftermarket.............................................  $  370   $  384   $  368
  Original Equipment market
     OE Value-add.........................................   2,288    1,665    1,709
     OE Substrate(1)......................................   1,673      927      681
                                                            ------   ------   ------
                                                             3,961    2,592    2,390
                                                            ------   ------   ------
                                                             4,331    2,976    2,758
                                                            ------   ------   ------
RIDE CONTROL SYSTEMS & PRODUCTS
  Aftermarket.............................................     734      690      653
  Original Equipment market...............................   1,119    1,016    1,029
                                                            ------   ------   ------
                                                             1,853    1,706    1,682
                                                            ------   ------   ------
     Total Revenues.......................................  $6,184   $4,682   $4,440
                                                            ======   ======   ======



--------

   (1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 for a discussion of substrate sales.

BRANDS

     In each of our operating segments, we manufacture and market leading brand names. Monroe(R) ride control products and Walker(R) exhaust products are two of the most recognized brand names in the automotive parts industry. We emphasize product value differentiation with these and other key brands such as Monroe Sensa-Trac(R) and Reflex(R) (shock absorbers and struts), Quiet-Flow(R) (mufflers), DynoMax(R) (performance exhaust products), Rancho(R) (ride control products for the high performance light truck market) and Clevite(R) Elastomers (elastomeric vibration control components), and Lukey (performance exhaust and filters). In Europe, our Gillet(TM) brand is recognized as a leader in developing highly engineered exhaust systems for OE customers.

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

     Worldwide we serve more than 39 different OE manufacturers, and our products or systems are included on 8 of the top 10 passenger car models produced for sale in Europe and 9 of the top 10 SUV and light truck models produced for sale in North America for 2007. During 2007, our OE customers included:

NORTH AMERICA                    EUROPE                           ASIA
AM General                       BMW                              BMW
CAMI Automotive                  Daimler                          Brilliance JinBei Automotive
Caterpillar                      Fiat                             Co.
Chrysler                         Ford                             Chang'an Automobile
Club Car                         General Motors                   Chery Automobile
E-Z Go Golf Car                  Nissan                           Daimler
Ford                             Paccar                           First Auto Works
General Motors                   Porsche                          Ford
Harley-Davidson                  PSA Peugeot Citroen              General Motors
Honda                            Renault                          Great Wall Motor Co.
John Deere                       Scania                           Isuzu
Motor Coach Industries           Suzuki                           Jiangling Motors
Navistar (International)         Toyota                           Mazda
Nissan                           Volkswagen                       Mitsubishi
Paccar                           Volvo Truck                      Nissan
Toyota                                                            PSA Peugeot Citroen
Volkswagen Group                 SOUTH AMERICA                    Shanghai Automotive (SAIC)
Volvo Truck                      Daimler                          Toyota
                                 Fiat                             Volkswagen Group
AUSTRALIA                        Ford
Club Car                         General Motors                   INDIA
Ford                             PSA Peugeot Citroen              Club Car
General Motors                   Renault                          E-Z Go Golf Car
Mazda                            Scania                           General Motors
Mitsubishi                       Toyota                           Mahindra & Mahindra
Toyota                           Volkswagen Group                 Suzuki
                                                                  TATA Motors
                                                                  TVS Motors


     The following customers accounted for 10 percent or more of our net sales in any of the last three years.

CUSTOMER                                                   2007   2006   2005
--------                                                   ----   ----   ----
General Motors...........................................   20%    14%    17%
Ford.....................................................   14%    11%    12%
Volkswagen Group.........................................    9%    11%     9%
DaimlerChrysler(1).......................................   --     11%     9%


--------

   (1) In 2007, DaimlerChrysler sold approximately 80% of its interest in its U.S. unit, Chrysler Group, to Cerberus Capital Management L.P. Daimler AG accounted for approximately 8 percent of our 2007 net sales. The Chrysler Group accounted for approximately 2 percent of our 2007 net sales.

     During 2007, our aftermarket customers were comprised of full-line and specialty warehouse distributors, retailers, jobbers, installer chains and car dealers. These customers included such wholesalers and retailers such as National Auto Parts Association (NAPA), Advance Auto Parts, Uni-Select and O'Reilly Automotive in North America and Temot, Group Auto Union, Mekonoman Grossist and Auto Distribution International in Europe. We believe we have a balanced mix of aftermarket customers, with our top 10 aftermarket customers accounting for 38 percent of our total net aftermarket sales and only 7 percent of our total net sales for 2007.

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

     We design, manufacture and distribute a variety of products and systems designed to reduce pollution and optimize engine performance, acoustic tuning and weight, including the following:

     - Catalytic converters and diesel oxidation catalysts -- Devices consisting of a substrate coated with precious metals enclosed in a steel casing used to reduce harmful gaseous emissions, such as carbon monoxide, below the EPA regulated limits for emissions;

     - Diesel Particulate Filters -- Devices to eliminate particulate matter emitted from diesel engines;

     - Selective Catalytic Reduction (SCR) systems -- Devices which reduce Nitrogen Oxide (NOx) emissions from diesel powertrains;

     - Mufflers and resonators -- Devices to provide noise elimination and acoustic tuning;

     - Exhaust manifolds -- Components that collect gases from individual cylinders of a vehicle's engine and direct them into a single exhaust pipe;

     - Pipes -- Utilized to connect various parts of both the hot and cold ends of an exhaust system;

     - Hydroformed assemblies -- Forms into various geometric shapes, such as Y-pipes or T-pipes, which provides optimization in both design and installation as compared to conventional pipes; and

     - Hangers and isolators -- Used for system installation and noise and vibration elimination;

     We entered the emission control product line in 1967 with the acquisition of Walker Manufacturing Company, which was founded in 1888. With the acquisition of Heinrich Gillet GmbH & Co. in 1994, we also became one of Europe's leading OE emission control systems suppliers. When the term "Walker" is used in this document, it refers to our subsidiaries and affiliates that produce emission control products and systems.

     We supply our emission control offerings to over 38 vehicle-makers for use on over 160 vehicle models, including 6 of the top 10 passenger cars produced for sale in Europe and 7 of the top 10 SUVs and light trucks produced for sale in North America in 2007. We also supply OE EC products to heavy duty and specialty vehicle manufacturers including Harley-Davidson, BMW Motorcycle, Daimler Trucks, and International Truck and Engine (Navistar).

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

     The following table provides, for each of the years 2007 through 2005, information relating to our sales of emission control products and systems for certain geographic areas:

                                                         PERCENTAGE OF NET SALES
                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                         2007      2006     2005
                                                         ----      ----     ----
UNITED STATES
  Aftermarket..........................................    10%       19%      18%
  OE market............................................    90        81       82
                                                          ---       ---      ---
                                                          100%      100%     100%
                                                          ===       ===      ===
FOREIGN SALES
  Aftermarket..........................................     8%       10%      11%
  OE market............................................    92        90       89
                                                          ---       ---      ---
                                                          100%      100%     100%
                                                          ===       ===      ===
TOTAL SALES BY GEOGRAPHIC AREA
  United States........................................    34%       29%      33%
  Foreign..............................................    66        71       67
                                                          ---       ---      ---
                                                          100%      100%     100%
                                                          ===       ===      ===



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

     We design, manufacture and distribute a variety of ride control products and systems. Our ride control offerings include:

     - Shock absorbers -- A broad range of mechanical shock absorbers and related components for light- and heavy-duty vehicles. We supply both twin-tube and monotube shock absorbers to vehicle manufacturers and the aftermarket;

     - Struts -- A complete line of struts and strut assemblies for light vehicles;

     - Vibration control components (Clevite(R) Elastomers) -- Generally rubber-to-metal bushings and mountings to reduce vibration between metal parts of a vehicle. Our offerings include a broad range of suspension arms, rods and links for light- and heavy-duty vehicles;

     - Kinetic(R) Suspension Technology -- A suite of roll control, near equal wheel loading systems ranging from simple mechanical systems to complex hydraulic systems featuring proprietary and patented technology. The Kinetic(R) Suspension Technology was incorporated on the Citroen World Rally Car that was featured in the World Rally Championship 2003, 2004 and 2005. Additionally, the Kinetic(R) Suspension Technology was incorporated on the Lexus GX 470 sport utility vehicle which resulted in our winning the PACE Award;

     - Advanced suspension systems -- Electronically adjustable shock absorbers and suspension systems that change performance based on vehicle inputs such as steering and braking; and

     - Other -- We also offer other ride control products such as load assist products, springs, steering stabilizers, adjustable suspension systems, suspension kits and modular assemblies.

     We supply our ride control offerings to over 37 vehicle-makers for use on over 155 vehicle models, including 8 of the top 10 SUV and light truck models produced for sale in North America for 2007. We also supply OE ride control products and systems to a range of heavy-duty and specialty vehicle manufacturers including Volvo Truck, Scania, International Truck and Engine (Navistar), and PACCAR.

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

     The following table provides, for each of the years 2007 through 2005, information relating to our sales of ride control equipment for certain geographic areas:

                                                         PERCENTAGE OF NET SALES
                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                         -----------------------
                                                         2007      2006     2005
                                                         ----      ----     ----
UNITED STATES
  Aftermarket..........................................    58%       53%      46%
  OE market............................................    42        47       54
                                                          ---       ---      ---
                                                          100%      100%     100%
                                                          ===       ===      ===
FOREIGN SALES
  Aftermarket..........................................    31%       33%      33%
  OE market............................................    69        67       67
                                                          ---       ---      ---
                                                          100%      100%     100%
                                                          ===       ===      ===
TOTAL SALES BY GEOGRAPHIC AREA
  United States........................................    32%       38%      42%
  Foreign..............................................    68        62       58
                                                          ---       ---      ---
                                                          100%      100%     100%
                                                          ===       ===      ===


FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

     Refer to Note 11 of the consolidated financial statements of Tenneco Inc. and Consolidated Subsidiaries included in Item 8 of this report for financial information about geographic areas.

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

     For aftermarket sales and marketing, our sales force is generally organized by customer and region and covers multiple product lines. We sell aftermarket products through four primary channels of distribution: (1) the traditional three-step distribution system: full line warehouse distributors, jobbers and installers; (2) the specialty two-step distribution system: specialty warehouse distributors that carry only specified automotive product groups and installers;
(3) direct sales to retailers; and (4) direct sales to installer chains. Our aftermarket sales and marketing representatives cover all levels of the distribution channel, stimulating interest in our products and helping our products move through the distribution system. Also, to generate demand for our products from end-users, we run print and television advertisements and offer pricing promotions. We were one of the first parts manufacturers to offer business-to-business services to customers with TA-Direct, an on-line order entry and customer service tool. In addition, we maintain detailed web sites for each of the Walker(R), Monroe(R), Rancho(R) and DynoMax(R) brands and our heavy duty products.

MANUFACTURING AND ENGINEERING

     We focus on achieving superior product quality at the lowest operating costs possible and generally use state-of-the-art manufacturing processes to achieve that goal. Our manufacturing strategy centers on a lean production system designed to reduce overall costs ,while maintaining quality standards and reducing manufacturing cycle time. In addition, we have implemented Six Sigma in our processes to minimize product defects and improve operational efficiencies. We deploy new technology to differentiate our products from our competitors' or to achieve higher quality and productivity. We continue to adapt our capacity to customer demand, both expanding capabilities in growth areas as well as reallocating capacity away from demand segments in decline.

     EMISSION CONTROL

     Our consolidated businesses operate 13 emission control manufacturing facilities in the U.S. and 39 emission control manufacturing facilities outside of the U.S. We operate 11 of these international manufacturing facilities through joint ventures in which we own a controlling interest. We operate 5 emission control engineering and technical facilities worldwide and share two other such facilities with our ride control operations. In addition, three joint ventures in which we hold a noncontrolling interest operate a total of three manufacturing facilities outside the U.S.

     Within each of our emission control manufacturing facilities, operations are organized by component (muffler, catalytic converter, pipe, resonator and manifold). Our manufacturing systems incorporate cell-based designs, allowing work-in-process to move through the operation with greater speed and flexibility. We continue to invest in plant and equipment to stay competitive in the industry. For instance, in our Smithville, Tennessee, OE manufacturing facility, we have developed a muffler assembly cell that utilizes laser welding. This allows for quicker change over times in the process as well as less material used and less weight for the product. There is also a reduced cycle time compared to traditional joining and increased manufacturing precision for superior durability and performance. In 2007, we introduced the Measured and Matched Converter technique in North America. This allows us to maintain the optimum GBD (Gap Bulk Density) in our converter manufacturing operations with Tenneco proprietary processing. This process, coupled with cold spinning of the converter body versus traditional cone to can welding, allows for more effective use of material through reduced welding, lower cost, and better performance of the product.

     In an effort to further improve our OE customer service and position ourselves as a Tier-1 OE systems supplier, we have been developing some of our emission control manufacturing operations into "just-in-time" or "JIT" systems. In this system, a JIT facility located close to our OE customer's manufacturing plant receives product components from both our manufacturing operations and independent suppliers, assembles and then ships products to the OEMs on an as-needed basis. To manage the JIT functions and material flow, we have advanced computerized material requirements planning systems linked with our customers' and supplier partners' resource management systems. We have 4 emission control JIT assembly facilities in the United States and 20 in the rest of the world.

     Our engineering capabilities include advanced predictive design tools, advanced prototyping processes and state-of-the-art testing equipment. This technological capability makes us a "full system" integrator, supplying complete emission control systems from the manifold to the tailpipe, to provide full emission and noise control. We have expanded our engineering capabilities with the recent acquisition of Combustion Component Associates Elim-NOx(R) mobile emission technology to include urea and hydrocarbon injection, and electronic controls and software for selective catalytic reduction. We have also developed advanced predictive engineering tools, including KBM&E (Knowledge Based Manufacturing & Engineering). The innovation of our KBM&E (which we call TEN-KBM&E) is a modular toolbox set of CAD embedded applications for manufacturing and engineering compliant design. The encapsulated TEN-KBM&E content is driven by an analytical method which continuously captures and updates the knowledge of our main manufacturing and engineering processes.

     RIDE CONTROL

     Our consolidated businesses operate 7 ride control manufacturing facilities in the U.S. and 21 ride control manufacturing facilities outside the U.S. We operate 2 of these international facilities through joint ventures in which we own a controlling interest. We operate 8 engineering and technical facilities worldwide and share 2 other such facilities with our emission control operations.

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

     As in the emission control business, in an effort to further improve our OE customer service and position us as a Tier 1 OE module supplier, we have been developing some of our manufacturing operations into JIT systems. We have 3 JIT ride control facilities outside the U.S.

     In designing our shock absorbers and struts, we use advanced engineering and test capabilities to provide product reliability, endurance and performance. Our engineering capabilities feature advanced computer aided design equipment and testing facilities. Our dedication to innovative solutions has led to such technological advances as:

     - Adaptive damping systems -- adapt to the vehicle's motion to better control undesirable vehicle motions;

     - Electronically adjustable suspensions -- change suspension performance based on a variety of inputs such as steering, braking, vehicle height, and velocity; and

     - Air leveling systems -- manually or automatically adjust the height of the vehicle.

     Conventional shock absorbers and struts generally compromise either ride comfort or vehicle control. Our innovative grooved-tube, gas-charged shock absorbers and struts provide both ride comfort and vehicle control, resulting in improved handling, reduced vibration and a wider range of vehicle control. This technology can be found in our premium quality Sensa-Trac(R) shock absorbers. We further enhanced this technology by adding the SafeTech(TM) fluon banded piston, which improves shock absorber performance and durability. We introduced the Monroe Reflex(R) shock absorber, which incorporates our Impact Sensor(TM) device. This technology permits the shock absorber to automatically switch in milliseconds between firm and soft compression damping when the vehicle encounters rough road conditions, thus maintaining better tire-to-road contact and improving handling and safety. We have also developed an innovative computerized electronic suspension system, which features dampers developed by Tenneco and electronic valves designed by Ohlins Racing AB. The continuously controlled electronic suspension ("CES") ride control system is featured on Audi, Volvo, Ford and Mercedes Benz vehicles.

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

     We believe our commitment to quality control and sound management practices and policies is demonstrated by our successful participation in the International Standards Organization/Quality Management Systems certification process ("ISO/TS"). ISO/TS certifications are semi-annual or annual audits that certify that a company's facilities meet stringent quality and business systems requirements. Without ISO or TS certification, we would not be able to supply our products for the aftermarket or the OE market, respectively, either locally or globally. Of those manufacturing facilities where we have determined that TS certification is required to service our customers or would provide us with an advantage in securing additional business, 95 percent have achieved TS 16949:2002 certification. We plan to complete the certification of the remaining plants by year end 2008. Of those manufacturing facilities where we have determined that ISO 9000 certification is required or would provide us with an advantage in securing additional business, all have achieved ISO 9000 certification.

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

     LEVERAGE GLOBAL ENGINEERING AND ADVANCED SYSTEM CAPABILITIES

     We continue to focus on the development of highly engineered systems and complex assemblies and modules, which are designed to provide value-added solutions to customers and generally increase vehicle content and carry higher profit margins than individualized components. We have developed integrated, electronically linked global engineering and manufacturing facilities, which we believe help us to maintain our presence on top-selling vehicles. We have more than 11 years of experience in integrating systems and modules. In addition, our JIT and in-line sequencing manufacturing and distribution capabilities have enabled us to better respond to our customers' needs. We operate 27 JIT facilities worldwide.

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

     COMMERCIALIZE INNOVATIVE, VALUE-ADDED PRODUCTS

     To differentiate our offerings from those of our competitors, we focus on commercializing innovative, value-added products, both on our own and through strategic alliances, with emphasis on highly engineered systems and complex assemblies and modules. We seek to continually identify and target new, fast-growing niche markets and commercialize our new technologies for these markets, as well as our existing markets. For example, our exclusive Kinetic(R) Dynamic Suspension System, a version of the Kinetic(R) Reversible Function Stabilizer Technology, is featured as an option on the Lexus GX470 sports utility vehicle and LX470 Land Cruiser through a licensing arrangement between us and Toyota.

     EXPAND OUR AFTERMARKET BUSINESS

     We manufacture and market leading brand name products. Monroe(R) ride control products and Walker(R) emission control products, which have been offered to consumers for approximately 76 years, are two of the most recognized brand name products in the automotive parts industry. We continue to emphasize product value differentiation with these brands and our other primary brands, including:

     - The Monroe Reflex(R) shock absorber which features an Acceleration Sensitive Damping Technology (ASD) to maintain better tire-to-road contact and improve handling and safety for high center of gravity vehicles (SUVs and light trucks) requiring more control;

     - The Monroe Sensa-Trac(R) line of shock absorbers, that has been enhanced by the PSD (Position Sensitive Damping) technology which offers both comfort and control when you need it;

     - Walker's Quiet-Flow(R) muffler, which features an open flow design that increases exhaust flow, improves sound quality and significantly reduces exhaust back pressure when compared to other replacement mufflers;

     - Rancho(R) ride control products provide on and off road performance for both stock or raised light truck vehicles;

     - DynoMax(R), which offers a complete line of mufflers, cat-back performance exhaust systems, headers and pipes engineered to increase the efficiency, horsepower, torque and sound of virtually any car, truck, or light vehicle;

     - Walker Ultra(TM) catalytic converters, which offer a higher loading of precious metals to help problematic vehicles pass emissions testing;

     - Monroe(R) Dynamics and Ceramics brakes offer the Complete Solution, combining wire wear sensors, hardware and lube allowing installers to do the job right the first time; and

     - In European markets, Walker(TM) and Aluminox Pro(TM) mufflers.

     We are capitalizing on our brand strength by incorporating newly acquired product lines within existing product families. We believe brand equity is a key asset in a time of customer consolidation and merging channels of distribution.

     Our plans to expand our aftermarket business are focused on four key marketing initiatives: new product introductions; building customer and industry awareness of the maintenance, performance and other benefits of ensuring that a vehicle's ride control systems are in good working condition; adding coverage to current brands; and extending our brands and aftermarket penetration to new product segments. For example, in North America we introduced a ride control line extension with the Quick Strut. This strut is a completed module that incorporates the spring and upper mount, resulting in a much easier installation. This allows installers quicker turn over of vehicles in their bay and the opportunity for do it yourself consumers to perform a task that previously required special tools and skills. In addition, Monroe(R) Dynamics and Ceramic Disc brake pads were introduced in the United States in 2006. We also created the Monroe(R) 50,000 mile replacement campaign to help increase customer and industry awareness. The campaign is being advertised via radio and outdoor billboards throughout the United States and Canada stating "Monroe(R) Recommends Replacing Your Shocks and Struts at 50,000 Miles." We will continue to carry that message to consumers and the trade in 2008, again utilizing billboards, radio spots and ads in both trade and consumer magazines. We are exploring a number of opportunities to extend our existing well-known brands, such as Monroe(R), and our product line generally, to aftermarket product segments not previously served. We believe that, when combined with our expansive customer service network, these initiatives will yield incremental aftermarket revenues.

     ACHIEVE GREATER CONTENT PER VEHICLE

     As a result of increasing emissions standards we believe that available emission control content per light vehicle will rise over the next several years. We believe that consumers' greater emphasis on automotive safety could also allow available ride control content per light vehicle to rise. In addition, advanced technologies and modular assemblies represent an opportunity to increase vehicle content. For example, our innovative CES system, which we supply on several Volvo, Audi, Ford and Mercedes Benz passenger cars, increases our content revenues seven-fold compared to a standard shock offering. We plan to take advantage of these trends by leveraging our existing position on many top-selling vehicle platforms and by continuing to enhance our modular/systems capabilities.

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

     We have developed a strategic alliance with Futaba, a leading exhaust manufacturer in Japan that also includes a joint venture operation in Burnley, England. We also have an alliance with Hitachi (as successor to Tokico Ltd. following its acquisition of Tokico), a leading Japanese ride control manufacturer. These alliances help us grow our business with Japan-based OEMs by leveraging the geographical presence of each partner to serve Japan-based global platforms. We have established a presence in Thailand through a joint venture that supplies exhaust components for GM Isuzu. Our joint venture operations in Dalian and Shanghai, China have established us as one of the leading exhaust suppliers in the rapidly growing Chinese automotive market. We also operate joint ventures with Eberspacher International GmbH to supply emission control products and systems for luxury cars produced by BMW and Audi in China, and with Chengdu Lingchuan Mechanical Plant to supply emission control products and systems for various Ford platforms produced in China.

     We are expanding our operations in China with investment in both manufacturing and engineering facilities. We opened our first wholly-owned operation in China, an elastomer manufacturing facility in Suzhou. In addition, we extended our joint venture with Shanghai Tractor and Engine Company, a subsidiary of Shanghai Automotive Industry Corp., by establishing an engineering center to develop automotive exhaust products. Finally, we increased our ownership stake in the Beijing Monroe Shock Absorber Co. Ltd. (a joint venture with Beijing Automotive Industry Corp.) from 51 percent to 65 percent in 2006.

     In September 2007, we acquired the mobile emissions business of Combustion Components Associates, Inc., a manufacturer of air pollution control technologies. The acquisition enhances Tenneco's complete system integration capabilities for selective catalyst reduction emissions control technologies designed to meet future more stringent diesel emissions regulations for passenger cars and trucks and is an example of our strategy to grow through expansion of our offerings.

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

     GROWTH IN ADJACENT MARKETS

     One of our goals is to apply our existing design, engineering and manufacturing capabilities to penetrate a variety of adjacent markets and to achieve growth in higher-margin businesses. For example, we are aggressively leveraging our technology and engineering leadership in emission and ride control into adjacent markets, such as the heavy-duty market for trucks, buses, agricultural equipment, construction machinery and other commercial vehicles. As an established leading supplier of heavy-duty ride control and elastomer products, we are already serving customers like Volvo Truck, Navistar (International), Freightliner and PACCAR. We also see tremendous opportunity to expand our presence in the heavy-duty market with our emission control products and systems, having recently entered this market in both North America and Europe with diesel technologies that will help customers meet environmental requirements.

     IMPROVE EFFICIENCY AND REDUCE COSTS

     We are a process-oriented company and have implemented and are continuing to implement several programs designed to improve efficiency and reduce costs.

     Our recent restructuring activities began in the fourth quarter of 2001, when our Board of Directors approved a restructuring plan, a project known as Project Genesis, which was designed to lower our fixed costs, relocate capacity, reduce our work force, improve efficiency and utilization, and better optimize our global footprint. We have subsequently engaged in various other restructuring projects related to Project Genesis. We incurred $27 million in restructuring and restructuring-related costs during 2006, of which $23 million was recorded in cost of sales and $4 million was recorded in selling, general and administrative expense. During 2007, we incurred $25 million in restructuring and restructuring-related costs of which $22 million was recorded in cost of sales, $2 million of which related to a charge for asset impairments, and $3 million in selling, general and administrative expense. The majority of the 2007 charges were related to the planned closing of our emission control plant in Wissembourg, France. Since Project Genesis was initiated, we have incurred costs of $155 million through December 31, 2007.

     Under the terms of our amended and restated senior credit agreement that took effect on March 16, 2007, we are allowed to exclude $80 million of cash charges and expenses, before taxes, related to cost reduction initiatives incurred after March 16, 2007 from the calculation of the financial covenant ratios required under our senior credit facility. As of December 31, 2007, we have excluded $23 million in allowable charges relating to restructuring initiatives against the $80 million available under the terms of the March 2007 amendment and restatement of the senior credit facility.

     In addition to the announced actions, we will continue to evaluate additional opportunities and expect that we will initiate actions that will reduce our costs through implementing the most appropriate and efficient logistics, distribution and manufacturing footprint for the future. We expect to continue to undertake additional restructuring actions as deemed necessary, however there can be no assurances we will undertake such actions. Actions that we take, if any, will require the approval of our Board of Directors, or its authorized committee. We plan to conduct any workforce reductions that result in compliance with all legal and contractual requirements including obligations to consult with workers' councils, union representatives and others.

     IMPROVE CASH FLOW

     We are focused on a core set of goals designed to improve cash flow: (i) continuing to reduce selling, general and administrative expenses plus engineering, research and development costs ("SGA&E") as a percentage of sales, while continuing to invest in sales and engineering; (ii) extracting significant cash flow from working capital initiatives; (iii) offsetting to the greatest extent possible pressures on overall gross margins in a challenging economic environment; and (iv) strengthening existing customer relationships and winning new long-term OE business. We intend to continue to use our cash flow after capital expenditures and other investments in our business to repay our borrowings.

ENVIRONMENTAL MATTERS

     We estimate that we and our subsidiaries will make expenditures for plant, property and equipment for environmental matters of approximately $12 million in 2008 and approximately $3 million in 2009.

     For additional information regarding environmental matters, see Item 3, "Legal Proceedings," Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Environmental and Other Matters," and
Note 12 to the consolidated financial statements of Tenneco Inc. and Consolidated Subsidiaries included in Item 8.

EMPLOYEES

     As of December 31, 2007, we had approximately 21,000 employees of which approximately 51 percent are covered by collective bargaining agreements. Of the employees covered by collective bargaining agreements, 47 percent are also governed by European works councils. Several of our existing labor agreements in the United States and Mexico are scheduled for renegotiation in 2008, in addition to fair agreements expiring in Europe covering plants in Spain, France, Portugal and the United Kingdom. We regard our employee relations as generally satisfactory.

OTHER

     The principal raw material utilized by us is steel. We obtain steel from a number of sources pursuant to various contractual and other arrangements. We believe that an adequate supply of steel can presently be obtained from a number of different domestic and foreign suppliers. However, we are actively addressing higher steels costs which are expected to continue through 2008. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Outlook" included in Item 7 for more information.

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

ITEM 1A. RISK FACTORS.

     AN ECONOMIC DOWNTURN OR OTHER FACTORS THAT REDUCE CONSUMER DEMAND FOR OUR PRODUCTS OR REDUCE PRICES COULD MATERIALLY AND ADVERSELY IMPACT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AND OUR DEBT MAKES US MORE SENSITIVE TO THESE EFFECTS.

     Demand for and pricing of our products are subject to economic conditions and other factors present in the various domestic and international markets where the products are sold. Demand for our OE products is subject to the level of consumer demand for new vehicles that are equipped with our parts. The level of new light vehicle purchases is cyclical, affected by such factors as general economic conditions, interest rates, consumer confidence, consumer preferences, patterns of consumer spending, fuel cost and the automobile replacement cycle. For example, in 2006 North American light vehicle production of light trucks and SUVs decreased 8.8 percent from 2005 to 2006 as consumers shifted their preferences from light trucks and SUVs to other vehicles in light of higher fuel costs. Because the percentage of our North American OE revenues related to light trucks and SUVs is greater than the percentage of the total North American light vehicle build rate represented by light trucks and SUVs, our North American OE business is sensitive to this type of change in consumer preferences. A decline in automotive sales and production would likely cause a decline in our sales to vehicle manufacturers, and could result in a decline in our results of operations and financial condition.

     Demand for our aftermarket, or replacement, products varies based upon such factors as general economic conditions, the level of new vehicle purchases, which initially displaces demand for aftermarket products, the severity of winter weather, which increases the demand for certain aftermarket products, and other factors, including the average useful life of parts and number of miles driven.

     The highly cyclical nature of the automotive industry presents a risk that is outside our control and that cannot be accurately predicted. For example, many predict an economic downturn in the United States in 2008 and we cannot assure you that we would be able to maintain or improve our results of operations in a stagnant or recessionary economic environment. Further decreases in demand for automobiles and automotive products generally, or in the demand for our products in particular, could materially and adversely impact our financial condition and results of operations. Our significant amount of debt makes us more vulnerable to changes in our results of operations because we must devote a significant portion of our cash flow to debt service, maintain financial ratios in our debt agreements and comply with covenants in our debt agreements that limit our flexibility in planning for or reacting to changes in our business and our industry. Our failure to maintain or improve our cash flows and other results of operations or our decision to otherwise increase our leverage could have an adverse effect on our ability to service our indebtedness, repay our debt at maturity, meet other obligations and fund other liquidity needs, all of which could have a material adverse effect on us.

     WE MAY BE UNABLE TO REALIZE SALES REPRESENTED BY OUR AWARDED BUSINESS, WHICH COULD MATERIALLY AND ADVERSELY IMPACT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The realization of future sales from awarded business is inherently subject to a number of important risks and uncertainties, including the number of vehicles that our OE customers will actually produce, the timing of that production and the mix of options that our OE customers and consumers may choose. Substantially all of our North American vehicle manufacturing customers have slowed or maintained at relatively flat levels new vehicle production for the past several years. More recently, new vehicle production has varied year-over-year from negative growth to positive growth. For example, production rates for SUVs and light trucks increased 2.4 percent in 2007 compared to 2006 and decreased 8.8 percent in 2006 compared to 2005. Production rates for passenger cars decreased 6.4 percent in 2007 compared to 2006 and increased 5.1 percent in 2006 compared to 2005. We remain cautious regarding production volumes for 2008 due to rising oil and steel prices, current OE manufacturers' inventory levels and uncertainty regarding the willingness of OE manufacturers to continue to support vehicle sales. Production rates for SUVs and light trucks in North America are expected to decrease by 5.7 percent and passenger car production rates are expected to decrease by 3.7 percent in 2008. We expect the light vehicle build for Asia to significantly increase in 2008 and production rates in Eastern Europe and South America to increase slightly. All other regions are expected to remain flat. In addition, our customers generally have the right to replace us with another supplier at any time for a variety of reasons and have increasingly demanded price decreases over the life of awarded business. Accordingly, we cannot assure you that we will in fact realize any or all of the future sales represented by our awarded business. Any failure to realize these sales could have a material adverse effect on our financial condition and results of operations.

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

     We depend on major vehicle manufacturers for a substantial portion of our net sales. For example, during 2007, General Motors, Ford, Volkswagen, and Daimler AG accounted for 20 percent, 14 percent, 9 percent, and 8 percent of our net sales, respectively. The loss of all or a substantial portion of our sales to any of our large-volume customers could have a material adverse effect on our financial condition and results of operations by reducing cash flows and our ability to spread costs over a larger revenue base. We may make fewer sales to these customers for a variety of reasons, including: (1) loss of awarded business; (2) reduced or delayed customer requirements; or (3) strikes or other work stoppages affecting production by the customers.

     During the past several years, General Motors, Ford and Chrysler have lost market share particularly in the United States, primarily to Asian competitors. While we are actively targeting Chinese and Korean automakers, any further market share loss by these North American-based and European-based automakers could, if we are unable to achieve increased sales to the Asian OE manufacturers, have a material adverse effect on our business.

     FINANCIAL DIFFICULTIES FACING OTHER AUTOMOTIVE COMPANIES MAY HAVE AN ADVERSE IMPACT ON US.

     A number of companies in the automotive industry are, and over the last several years have been, facing severe financial difficulties. As a result, there have been numerous recent bankruptcies of companies in the automotive industry, including the 2005 bankruptcy of Delphi Corporation, one of the world's largest automotive parts suppliers. In February 2008, Plastech Engineered Products filed for Chapter 11 protection. Severe financial difficulties at any major automotive manufacturer or automotive supplier could have a significantly disruptive effect on the automotive industry in general, including by leading to labor unrest, supply chain disruptions and weakness in demand. In particular, severe financial difficulties at any of our major suppliers could have a material adverse effect on us if we are unable to obtain on a timely basis the quantity and quality of components we require to produce our products. In addition, such financial difficulties at any of our major customers could have a material adverse impact on us if such customer were unable to pay for the products we provide or we experienced a loss of, or material reduction in, business from such customer.

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

     Significant increases in the cost of certain raw materials used in our products, to the extent they are not timely reflected in the price we charge our customers or otherwise mitigated, could materially and adversely impact our results. For example, since 2004, we have experienced significant increases in processed metal and steel prices. High steel prices are expected to continue into the foreseeable future. We expect that the pricing environment for steel will increase our costs by up to $40 million in 2008. We addressed this increase in 2005, 2006 and 2007 and will continue to address this issue in 2008 by evaluating alternative materials and processes, reviewing material substitution opportunities, increasing component and assembly outsourcing to low cost countries and aggressively negotiating with our customers to allow us to recover these higher costs from them. In addition to these actions, we continue to pursue productivity initiatives and review opportunities to reduce costs through restructuring activities. The situation remains fluid as we continue to pursue these actions and, at this point, we cannot assure you that these actions will be effective in containing margin pressures from these significant raw materials price increases. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Outlook" included in Item 7 for more information.

     WE MAY BE UNABLE TO REALIZE OUR BUSINESS STRATEGY OF IMPROVING OPERATING PERFORMANCE, GROWING OUR BUSINESS AND GENERATING SAVINGS AND IMPROVEMENTS TO HELP OFFSET PRICING PRESSURES FROM OUR SUPPLIERS AND CUSTOMERS AND TO OTHERWISE IMPROVE OUR RESULTS.

     We regularly implement strategic and other initiatives designed to improve our operating performance and grow our business. The failure to achieve the goals of these initiatives could have a material adverse effect on our business, particularly since we rely on these initiatives to offset pricing pressures from our suppliers and our customers, as described above. Furthermore, the terms of our senior credit agreement may restrict the types of initiatives we undertake, as the agreement restricts our uses of cash, requires us to maintain financial ratios and otherwise prohibits us from undertaking certain activities. In the past we have been successful in obtaining the consent of our senior lenders where appropriate in connection with our initiatives. We cannot assure you, however, that we will be able to pursue, successfully implement or realize the expected benefits of any initiative or that we will be able to sustain improvements made to date.

     In addition, we believe that increasingly stringent environmental standards for automotive emissions have presented and will continue to present an important opportunity for us to grow our emissions control business. We cannot assure you, however, that environmental standards for automotive emissions will continue to become more stringent or that the adoption of any new standards will not be delayed beyond our expectations.

     WE MAY INCUR MATERIAL COSTS RELATED TO PRODUCT WARRANTIES, ENVIRONMENTAL AND REGULATORY MATTERS AND OTHER CLAIMS, WHICH COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     From time to time, we receive product warranty claims from our customers, pursuant to which we may be required to bear costs of repair or replacement of certain of our products. Vehicle manufacturers are increasingly requiring their outside suppliers to guarantee or warrant their products and to be responsible for the operation of these component products in new vehicles sold to consumers. Warranty claims may range from individual customer claims to full recalls of all products in the field. We cannot assure you that costs associated with providing product warranties will not be material, or that those costs will not exceed any amounts reserved for them in our consolidated financial statements. For a description of our accounting policies regarding warranty reserves, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Policies" included in Item 7.

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

     We vigorously defend ourselves in connection with all of the matters described above. We cannot, however, assure you that the costs, charges and liabilities associated with these matters will not be material, or that those costs, charges and liabilities will not exceed any amounts reserved for them in our consolidated financial statements. In future periods, we could be subject to cash costs or non-cash charges to earnings if any of these matters is resolved unfavorably to us. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Environmental and Other Matters," included in Item 7 for further description.

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

     LONGER PRODUCT LIVES OF AUTOMOTIVE PARTS ARE ADVERSELY AFFECTING AFTERMARKET DEMAND FOR SOME OF OUR PRODUCTS.

     The average useful life of automotive parts has steadily increased in recent years due to innovations in products and technologies. The longer product lives allow vehicle owners to replace parts of their vehicles less often. As a result, a portion of sales in the aftermarket has been displaced. This has adversely impacted, and could continue to adversely impact, our aftermarket sales. Also, any additional increases in the average useful lives of automotive parts would further adversely affect the demand for our aftermarket products. Recently, we have experienced relative stabilization in our aftermarket business due to our ability to win new customers and recover steel price increases through selling price increases. However, there can be no assurance that we will be able to maintain this stabilization. Aftermarket sales represented approximately 18 percent and 23 percent of our net sales in 2007 and 2006, respectively.

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

     WE ARE SUBJECT TO RISKS RELATED TO OUR INTERNATIONAL OPERATIONS.

     We have manufacturing and distribution facilities in many regions and countries, including Australia, China, India, North America, Europe and South America, and sell our products worldwide. For 2007, approximately 53 percent of our net sales were derived from operations outside North America. International operations are subject to various risks which could have a material adverse effect on those operations or our business as a whole, including:

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

     The financial condition and results of operations of some of our operating entities are reported in foreign currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our consolidated financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies generally will have a negative impact on our reported revenues and operating profit while depreciation of the U.S. dollar against these foreign currencies will generally have a positive effect on reported revenues and operating profit. For example, our European operations were positively impacted in 2007 and 2006 due to the strengthening of the Euro against the U.S. dollar. However, in 2005, the dollar strengthened against the Euro which had a negative effect on our results of operations. Our South American operations were negatively impacted by the devaluation in 2000 of the Brazilian currency as well as by the devaluation of the Argentine currency in 2002. We do not generally seek to mitigate this translation effect through the use of derivative financial instruments.

     WE HAVE DISCLOSED A MATERIAL WEAKNESS IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING RELATING TO OUR ACCOUNTING FOR INCOME TAXES WHICH COULD ADVERSELY AFFECT OUR ABILITY TO REPORT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS ACCURATELY AND ON A TIMELY BASIS.

     In connection with our assessment of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, we identified a material weakness in our internal control over financial reporting relating to our accounting for income taxes as of December 31, 2006. Although we believe our processes have improved, during 2007, we believe we have a material weakness in accounting for income taxes as of December 31, 2007. For a discussion of our internal control over financial reporting and a description of the identified material weakness, see "Management's Report on Internal Control over Financial Reporting" under Item 8, "Financial Statements and Supplementary Data."

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

     Walker's consolidated businesses operate 13 manufacturing facilities in the U.S. and 39 manufacturing facilities outside of the U.S., operate 5 engineering and technical facilities worldwide and share 2 other such facilities with Monroe. Twenty-four of these manufacturing plants are JIT facilities. In addition, three joint ventures in which we hold a noncontrolling interest operate a total of three manufacturing facilities outside the U.S., 2 of which are JIT facilities.

     Monroe's consolidated businesses operate 7 manufacturing facilities in the U.S. and 21 manufacturing facilities outside the U.S., operate 8 engineering and technical facilities worldwide and share 2 other such facilities with Walker. Three of these manufacturing plants are JIT facilities.

     The above-described manufacturing locations outside of the U.S. are located in Argentina, Australia, Belgium, Brazil, Canada, China, the Czech Republic, France, Germany, India, Mexico, New Zealand, Poland, Portugal, Russia, Spain, South Africa, Sweden, Thailand and the United Kingdom. We also have sales offices located in Croatia, Egypt, Greece, Hungary, Italy, Japan, Korea, Lithuania, Singapore, Turkey and the Ukraine.

     We own approximately one half of the properties described above and lease the other half. We hold 13 of the above-described international manufacturing facilities through 7 joint ventures in which we own a controlling interest. In addition, three joint ventures in which we hold a noncontrolling interest operate a total of three manufacturing facilities outside the U.S. We also have distribution facilities at our manufacturing sites and at a few offsite locations, substantially all of which we lease.

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

ITEM 3. LEGAL PROCEEDINGS.

     As of December 31, 2007, we are designated as a potentially responsible party in one Superfund site. Including the Superfund site, we may have the obligation to remediate current or former facilities, and we estimate our share of environmental remediation costs at these facilities to be approximately $11 million. For the Superfund site and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund site, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund site, and of other liable parties at our current and former facilities, has been considered, where appropriate, in our determination of our estimated liability. We believe that any potential costs associated with our current status as a potentially responsible party in the Superfund site, or as a liable party at our current or former facilities, will not be material to our results of operations or consolidated financial position.

     From time to time we are subject to product warranty claims whereby we are required to bear costs of repair or replacement of certain of our products. Warranty claims may range from individual customer claims to full recalls of all products in the field. We believe that our warranty reserve is appropriate; however, actual claims incurred could differ from the original estimates requiring adjustments to the reserve. The reserve is included in current and long-term liabilities on the balance sheet. See Note 12 to the consolidated financial statements of Tenneco Inc. and Consolidated Subsidiaries included in Item 8 for information regarding our warranty reserves.

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

     No matters were submitted to the vote of security holders during the fourth quarter of 2007.

ITEM 4.1. EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following provides information concerning the persons who serve as our executive officers as of February 29, 2008.

   NAME (AND AGE AT
   DECEMBER 31, 2007)                           OFFICES HELD
   ------------------        -------------------------------------------------
Gregg Sherrill (54)......    Chairman and Chief Executive Officer
Hari N. Nair (47)........    Executive Vice President and
                             President -- International
Kenneth R. Trammell          Executive Vice President and Chief Financial
  (47)...................    Officer
Brent J. Bauer (52)......    Senior Vice President and General
                             Manager -- North American Original Equipment
                             Emission Control
Timothy E. Jackson (50)..    Senior Vice President and Chief Technology
                             Officer
Alain Michaelis (41).....    Senior Vice President, Global Supply Chain
                             Management and Manufacturing
Richard P. Schneider         Senior Vice President -- Global Administration
  (60)...................
David A. Wardell (53)....    Senior Vice President, General Counsel and
                             Secretary
Neal A. Yanos (45).......    Senior Vice President and General
                             Manager -- North American Original Equipment Ride
                             Control and North American Aftermarket
Paul D. Novas (49).......    Vice President and Controller


     GREGG SHERRILL -- Mr. Sherrill was named the Chairman and Chief Executive Officer of Tenneco in January 2007. Mr. Sherrill joined us from Johnson Controls Inc., where he served since 1998, most recently as President, Power Solutions. From 2002 to 2003, Mr. Sherrill served as the Vice President and Managing Director of Europe, South Africa and South America for Johnson Controls' Automotive Systems Group. Prior to joining Johnson Controls, Mr. Sherrill held various engineering and manufacturing assignments over a 22-year span at Ford Motor Company, including Plant Manager of Ford's Dearborn, Michigan engine plant and Director of Supplier Technical Assistance. Mr. Sherrill became a director of our company in January 2007.

     HARI N. NAIR -- Mr. Nair was named our Executive Vice President and President -- International effective March 2007. Previously, Mr. Nair served as Executive Vice President and Managing Director of our business in Europe, South America and India. Before that, he was Senior Vice President and Managing Director -- International. Prior to December 2000, Mr. Nair was the Vice President and Managing Director -- Emerging Markets. Previously, Mr. Nair was the Managing Director for Tenneco Automotive Asia, based in Singapore and responsible for all operations and development projects in Asia. He began his career with the former Tenneco Inc. in 1987, holding various positions in strategic planning, marketing, business development, quality and finance. From July 2006 until January 2007 during our search for our new Chief Executive Officer, he served as a member of our interim management committee known as the Office of the Chief Executive. Prior to joining Tenneco, Mr. Nair was a senior financial analyst at General Motors Corp. focusing on European operations.

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

     TIMOTHY E. JACKSON -- Mr. Jackson joined us as Senior Vice President and General Manager -- North American Original Equipment and Worldwide Program Management in June 1999. He served in this position until August 2000, at which time he was named Senior Vice President -- Global Technology. From 2002 to 2005, Mr. Jackson served as Senior Vice President -- Manufacturing, Engineering, and Global Technology. In July 2005, Mr. Jackson was named Senior Vice
President -- Global Technology and General Manager, Asia Pacific. In March 2007, he was named our Chief Technology Officer. Mr. Jackson joined us from ITT Industries where he was President of that company's Fluid Handling Systems Division. With over 20 years of management experience, 14 within the automotive industry, he was also Chief Executive Officer for HiSAN, a joint venture between ITT Industries and Sanoh Industrial Company. Mr. Jackson has also served in senior management positions at BF Goodrich Aerospace and General Motors Corporation.

     ALAIN MICHAELIS -- Mr. Michaelis joined Tenneco in July 2007 as Senior Vice President, Global Supply Chain Management & Manufacturing. He is responsible for the company's worldwide purchasing, logistics and material management functions, as well as our global manufacturing programs. Mr. Michaelis returned to Tenneco after working for three years at Wolseley PLC, where he served as the Supply Chain Director for Europe. Before that, Mr. Michaelis worked for Tenneco since 1996, serving as the Executive Director for Exhaust Operations in Europe, as well as holding operations and logistics positions for South America & Asia and the United States. He began his career in London at Ove Arup Partnership as a design engineer.

     RICHARD P. SCHNEIDER -- Mr. Schneider was named as our Senior Vice President -- Global Administration in 1999 and is responsible for the development and implementation of human resources programs and policies and employee communications activities for our worldwide operations. Prior to 1999, Mr. Schneider served as our Vice President -- Human Resources. He joined us in 1994 from International Paper Company where, during his 20 year tenure, he held key positions in labor relations, management development, personnel administration and equal employment opportunity.

     DAVID A. WARDELL -- Mr. Wardell joined Tenneco in May 2007 as Senior Vice President, General Counsel and Corporate Secretary. He is responsible for managing the company's worldwide legal affairs including corporate governance. Prior to joining Tenneco, Mr. Wardell was associated with Abbott Laboratories where he held several positions of increasing responsibility, most recently being named Associate General Counsel, Pharmaceutical Products Group Legal Operations in 2005. Before joining Abbott Laboratories, Mr. Wardell spent over ten years in the legal department of Bristol-Myers Squibb Company, where he spent six years living and working in London, England providing legal support to various business units in Europe, Middle East and Africa. Mr. Wardell started his legal career as a New York County Assistant District Attorney.

     NEAL A. YANOS -- Mr. Yanos was named our Senior Vice President and General Manager -- North American Original Equipment Ride Control and North American Aftermarket in May 2003. He joined our Monroe ride control division as a process engineer in 1988 and since that time has served in a broad range of assignments including product engineering, strategic planning, business development, finance, program management and marketing, including Director of our North American original equipment GM/VW business unit and most recently as our Vice President and General Manager -- North American Original Equipment Ride Control from December 2000. From July 2006 until January 2007 during our search for our new Chief Executive Officer, he served as a member of our interim management committee known as the Office of the Chief Executive. Before joining our company, Mr. Yanos was employed in various engineering positions by Sheller Globe Inc. from 1985 to 1988.

     PAUL D. NOVAS -- Mr. Novas was named our Vice President and Controller in July 2006. Mr. Novas served as Vice President, Finance and Administration for Tenneco Europe from January 2004 until July 2006 and as Vice President and Treasurer of Tenneco from November 1999 until January 2004. Mr. Novas joined Tenneco in 1996 as assistant treasurer responsible for corporate finance and North American treasury operations. Prior to joining Tenneco, Mr. Novas worked in the treasurer's office of General Motors Corporation for ten years.

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

                                                                    SALES PRICES
                                                                  ---------------
QUARTER                                                            HIGH      LOW
-------                                                           ------   ------
2007
  1st...........................................................  $27.34   $23.04
  2nd...........................................................   35.81    25.49
  3rd...........................................................   37.73    28.11
  4th...........................................................   33.46    24.16
2006
  1st...........................................................  $23.33   $19.61
  2nd...........................................................   27.55    20.64
  3rd...........................................................   26.39    20.03
  4th...........................................................   25.34    21.41


     As of February 22, 2008, there were approximately 22,036 holders of record of our common stock, including brokers and other nominees.

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

     We are highly leveraged and restricted with respect to the payment of dividends under the terms of our financing arrangements. On January 10, 2001, we announced that our Board of Directors eliminated the regular quarterly dividend on the Company's common stock. The Board took this action in response to then-current industry conditions, primarily greater than anticipated production volume reductions by original equipment manufacturers in North America and continued softness in the global aftermarket. We have not paid dividends on our common stock since the fourth quarter of 2000. There are no current plans to reinstate a dividend on our common stock, as the Board of Directors intends to retain any earnings for use in our business for the foreseeable future. For additional information concerning our payment of dividends, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7.

     See "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" included in Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

     The following table provides information relating to our purchase of shares of our common stock in the fourth quarter of 2007. All of these purchases reflect shares withheld upon vesting of restricted stock to satisfy minimum tax withholding obligations.

                                                     TOTAL NUMBER OF   AVERAGE PRICE
PERIOD                                              SHARES PURCHASED        PAID
------                                              ----------------   -------------
October 2007......................................         85              $30.69
November 2007.....................................         --                  --
December 2007.....................................         --                  --
                                                           --              ------
Total.............................................         85              $30.69


     We presently have no publicly announced repurchase plan or program, but intend to continue to satisfy statutory minimum tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares.

RECENT SALES OF UNREGISTERED SECURITIES

     On November 20, 2007, we sold $250 million of 8 1/8 percent Senior Notes due 2015 through offerings to "qualified institutional buyers" (as defined in Rule 144A under the Securities Act of 1933, as amended), and, outside the United States, to non-U.S. persons in reliance on Regulation S under the Securities Act. We offered and sold the notes to the initial purchasers in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. The initial purchasers then sold the Notes to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act. Banc of America Securities LLC and Citigroup Global Markets Inc. were the principal initial purchasers of the Notes. In connection with the transaction, we paid offering fees and expenses, including fees to the initial purchasers, of approximately $5 million. We used the net proceeds of $245 million and cash on hand to repurchase $230 million of our outstanding 10 1/4 percent Senior Notes due 2013 pursuant to a tender offer that closed on November 14, 2007.

     For further discussion of the issuance, see "Liquidity and Capital Resources" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation."

ITEM 6. SELECTED FINANCIAL DATA.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES
                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                         YEAR ENDED DECEMBER 31,
                                   -------------------------------------------------------------------
                                       2007       2006(A)      2005(A)    2004(A)(B)(D)  2003(B)(C)(D)
                                   -----------  -----------  -----------  -------------  -------------
                                              (MILLIONS EXCEPT SHARE AND PER SHARE AMOUNTS)
STATEMENTS OF INCOME (LOSS) DATA:
  Net sales and operating
     revenues --
     North America...............  $     2,910  $     1,963  $     2,033   $     1,966    $     1,889
     Europe, South America and
       India.....................        3,135        2,387        2,110         1,940          1,611
     Asia Pacific................          560          436          371           380            322
     Intergroup sales............         (421)        (104)         (74)          (73)           (54)
                                   -----------  -----------  -----------   -----------    -----------
                                   $     6,184  $     4,682  $     4,440   $     4,213    $     3,768
                                   ===========  ===========  ===========   ===========    ===========
  Income before interest expense,
     income taxes, and minority
     interest --
     North America...............  $       120  $       103  $       148   $       131    $       128
     Europe, South America and
       India.....................           99           81           53            19             20
     Asia Pacific................           33           12           16            20             23
                                   -----------  -----------  -----------   -----------    -----------
       Total.....................          252          196          217           170            171
Interest expense (net of interest
  capitalized)...................          164          136          133           178            146
Income tax expense (benefit).....           83            5           26           (21)            (6)
Minority interest................           10            6            2             4              6
                                   -----------  -----------  -----------   -----------    -----------
Net income (loss)................  $        (5) $        49  $        56   $         9    $        25
                                   ===========  ===========  ===========   ===========    ===========
Average number of shares of
  common stock outstanding
  Basic..........................   45,809,730   44,625,220   43,088,558    41,534,810     40,426,136
  Diluted........................   45,809,730   46,755,573   45,321,225    44,180,460     41,767,959
Basic earnings (loss) per share
  of common stock................  $     (0.11) $      1.11  $      1.30   $      0.22    $      0.60
                                   ===========  ===========  ===========   ===========    ===========
Diluted earnings (loss) per share
  of common stock................  $     (0.11) $      1.05  $      1.24   $      0.21    $      0.58
                                   ===========  ===========  ===========   ===========    ===========


                                                           YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------------
                                           2007    2006(A)   2005(A)   2004(A)(B)(D)   2003(B)(C)(D)
                                          ------   -------   -------   -------------   -------------
                                                  (MILLIONS EXCEPT RATIO AND PERCENT AMOUNTS)
BALANCE SHEET DATA:
  Total assets..........................  $3,590    $3,274    $2,945       $3,134          $2,883
  Short-term debt.......................      46        28        22           19              20
  Long-term debt........................   1,328     1,357     1,361        1,402           1,410
  Minority interest.....................      31        28        24           24              23
  Shareholders' equity..................     400       226       137          170              81
STATEMENT OF CASH FLOWS DATA:
  Net cash provided by operating
     activities.........................  $  165    $  203    $  123       $  218          $  290
  Net cash used by investing
     activities.........................    (202)     (172)     (164)        (131)           (134)
  Net cash provided (used) by financing
     activities.........................     (17)       12       (28)         (15)            (51)
  Cash Payments for plant, property and
     equipment..........................    (177)     (177)     (140)        (132)           (130)
OTHER DATA:
  EBITDA(e).............................  $  457    $  380    $  394       $  347          $  334
  Ratio of EBITDA to interest expense...    2.79      2.79      2.96         1.95            2.29
  Ratio of total debt to EBITDA.........    3.01      3.64      3.51         4.10            4.28
  Ratio of earnings to fixed
     charges(f).........................    1.46      1.35      1.55         0.95            1.15


--------

NOTE: Our consolidated financial statements for the three years ended December 31, 2007, which are discussed in the following notes, are included in this Form 10-K under Item 8.

   (a) These amounts reflect the restatement discussed in Note 4 to the consolidated financial statements of Tenneco Inc. and Consolidated Subsidiaries included in Item 8 -- Financial Statements and Supplementary Data.

       For a discussion of the significant items affecting comparability of the financial information for the years ended 2007, 2006 and 2005, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   (b) Prior to the first quarter of 2005, inventories in the U.S. based operations (17 percent and 19 percent of our total consolidated inventories at December 31, 2004 and 2003, respectively) were valued using the last-in, first-out ("LIFO") method and all other inventories were valued using the first-in, first-out ("FIFO") or average cost methods at the lower of cost or market value. Effective January 1, 2005, we changed our accounting method for valuing inventory for our U.S. based operations from the LIFO method to the FIFO method. As a result, all U.S. inventories are now stated at the lower of cost, determined on a FIFO basis, or market. We elected to change to the FIFO method as we believe it is preferable for the following reasons: 1) the change will provide better matching of revenue and expenditures and 2) the change will achieve greater consistency in valuing our global inventory. Additionally, we initially adopted LIFO as it provided certain U.S. tax benefits which we no longer realize due to our U.S. net operating losses (when applied for tax purposes, tax laws require that LIFO be applied for accounting principles generally accepted in the United States of America ("GAAP") as well). As a result of the change, we also expect to realize administrative efficiencies. In accordance with GAAP, the change in inventory accounting has been applied by restating prior years' consolidated financial statements. The effect of the change on our financial position and results of operations are presented below.

   (c) Similar correcting entries have been made to the 2003 amounts for the restatement discussed in Note 4 to the consolidated financial statements of Tenneco Inc. and Consolidated Subsidiaries included in Item
       8 -- Financial Statements and Supplementary Data.

                                                              AS OF DECEMBER 31,
                                                             -------------------
                                                              2004         2003
                                                             -----        ------
                                                               (MILLIONS EXCEPT
                                                              PER SHARE AMOUNTS)
Inventories................................................  $  14        $   11
Deferred income tax assets (noncurrent)....................  $  (5)       $   (4)
Shareholders' equity.......................................  $   9        $    7
Income (loss) before interest expense, income taxes and
  minority interest........................................  $   3        $   (2)
Income tax expense (benefit)...............................      1            (1)
                                                             -----        ------
Income (loss) before cumulative effect of change in
  accounting principle and net income (loss)...............  $   2        $   (1)
                                                             =====        ======
Basic earnings (loss) per share of common stock............  $0.04        $(0.03)
                                                             =====        ======
Diluted earnings (loss) per share of common stock..........  $0.04        $(0.03)
                                                             =====        ======



   (d) In October 2004 and July 2005, we announced a change in the structure of our organization which changed the components of our reportable segments. The European segment now includes our South American and Indian operations. While this has no impact on our consolidated results, it changes our segment results.

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

                                                         YEAR ENDED DECEMBER 31,
                                           --------------------------------------------------
                                           2007   2006(A)   2005(A)   2004(A)(B)   2003(B)(C)
                                           ----   -------   -------   ----------   ----------
                                                               (MILLIONS)
Net income (loss)........................  $ (5)    $ 49      $ 56       $  9         $ 25
Minority interest........................    10        6         2          4            6
Income tax expense (benefit).............    83        5        26        (21)          (6)
Interest expense, net of interest
  capitalized............................   164      136       133        178          146
Depreciation and amortization of other
  intangibles............................   205      184       177        177          163
                                           ----     ----      ----       ----         ----
Total EBITDA.............................  $457     $380      $394       $347         $334
                                           ====     ====      ====       ====         ====



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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     As you read the following review of our financial condition and results of operations, you should also read our consolidated financial statements and related notes beginning on page 66. As discussed in Note 4 to the consolidated financial statements of Tenneco Inc. and Consolidated Subsidiaries included in
Item 8, we
restated our financial statements as of December 31, 2006 and 2005 and for the three year period ended December 31, 2006. This management's discussion and analysis reflects that restatement.

EXECUTIVE SUMMARY

     We are one of the world's leading manufacturers of automotive emission control and ride control products and systems. We serve both original equipment
(OE) vehicle designers and manufacturers and the repair and replacement markets, or aftermarket, globally through leading brands, including Monroe(R), Rancho(R), Clevite(R) Elastomers and Fric Rot(TM) ride control products and Walker(R), Fonos(TM), and Gillet(TM) emission control products. Worldwide we serve more than 39 different original equipment manufacturers, and our products or systems are included on eight of the top 10 passenger car models produced for sale in Europe and nine of the top 10 light truck and SUV models produced for sale in North America for 2007. Our aftermarket customers are comprised of full-line and specialty warehouse distributors, retailers, jobbers, installer chains and car dealers. We operate 80 manufacturing facilities worldwide and employ approximately 21,000 people to service our customers' demands.

     Factors that are critical to our success include winning new business awards, managing our overall global manufacturing footprint to ensure proper placement and workforce levels in line with business needs, maintaining competitive wages and benefits, maximizing efficiencies in manufacturing processes, fixing or eliminating unprofitable businesses and reducing overall costs. In addition, our ability to adapt to key industry trends, such as a shift in consumer preferences to other vehicles in response to higher fuel costs and other economic and social factors, increasing technologically sophisticated content, changing aftermarket distribution channels, increasing environmental standards and extended product life of automotive parts, also play a critical role in our success. Other factors that are critical to our success include adjusting to industry and economic challenges such as increases in the cost of raw materials and our ability to successfully reduce the impact of any such cost increases through material substitutions, cost reduction initiatives and other methods.

     We have a substantial amount of indebtedness. As such, our ability to generate cash -- both to fund operations and service our debt -- is also a significant area of focus for our company. See "Liquidity and Capital Resources" below for further discussion of cash flows.

     Total revenues for 2007 were $6.2 billion, a 32 percent increase compared to 2006. Excluding the impact of currency and substrate sales, revenue was up $552 million, or 15 percent, driven primarily by volume ramp-ups on platform launches in North America, and higher OE revenues in Europe and Asia, more than offsetting lower aftermarket sales. In addition to the benefit of the new launches, our geographic balance and diverse customer base helped offset the overall North American industry production decline.

     Gross margin for 2007 was 15.8 percent, down 2.3 percentage points from
18.1 percent in 2006. Higher substrate sales, which typically carry lower margins, driven by significant diesel platforms in North America and Europe, and a shift toward a lower percentage of revenue generated by higher margin aftermarket business negatively impacted overall gross margin. Also impacting gross margin were increased steel and other material costs, and reduced North American production volumes, all of which more than offset savings and improved efficiencies from Lean manufacturing, Six Sigma programs, cost recoveries and other cost reduction initiatives.

     We reported selling, general, administrative and engineering expenses for 2007 of 8.3 percent of revenues, as compared to 9.8 percent of revenues for 2006. The improvement in this ratio was due to leveraging our higher revenues by tightly controlling selling, general and administrative spending while still making investments in engineering for next generation ride and emission control technologies.

     Earnings before interest expense, taxes and minority interest ("EBIT") was $252 million for 2007, up $56 million from the $196 million reported in 2006. Global sales growth on OE platforms, benefits from the company's ongoing manufacturing efficiency programs, favorable currency and lower restructuring and aftermarket customer changeover costs more than offset higher material costs, reduced North American industry production volumes and softer global aftermarket conditions.

RESULTS FROM OPERATIONS

  NET SALES AND OPERATING REVENUES FOR YEARS 2007 AND 2006

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

     Additionally, we show the component of our revenue represented by substrate sales in the following table. While we generally have primary design, engineering and manufacturing responsibility for OE emission control systems, we do not manufacture substrates. Substrates are porous ceramic filters coated with a catalyst -- precious metals such as platinum, palladium and rhodium. These are supplied to us by Tier 2 suppliers and directed by our OE customers. We generally earn a small margin on these components of the system. As the need for more sophisticated emission control solutions increases to meet more stringent environmental regulations, and as we capture more diesel aftertreatment business, these substrate components have been increasing as a percentage of our revenue. While these substrates dilute our gross margin percentage, they are a necessary component of an emission control system. We view the growth of substrates as a key indicator that our value-add content in an emission control system is moving toward the higher technology hot-end gas and diesel business.

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

                                                       YEAR ENDED DECEMBER 31, 2007
                                        ----------------------------------------------------------
                                                                                        REVENUES
                                                                          SUBSTRATE     EXCLUDING
                                                               REVENUES     SALES     CURRENCY AND
                                                   CURRENCY   EXCLUDING   EXCLUDING     SUBSTRATE
                                        REVENUES    IMPACT     CURRENCY    CURRENCY       SALES
                                        --------   --------   ---------   ---------   ------------
                                                                (MILLIONS)
North America Original Equipment
  Ride Control........................   $  514      $ --       $  514      $   --       $  514
  Emission Control....................    1,850         5        1,845         924          921
                                         ------      ----       ------      ------       ------
     Total North America Original
       Equipment......................    2,364         5        2,359         924        1,435
North America Aftermarket
  Ride Control........................      385        --          385          --          385
  Emission Control....................      152        --          152          --          152
                                         ------      ----       ------      ------       ------
     Total North America Aftermarket..      537        --          537          --          537
       Total North America............    2,901         5        2,896         924        1,972
Europe Original Equipment
  Ride Control........................      427        37          390          --          390
  Emission Control....................    1,569       120        1,449         511          938
                                         ------      ----       ------      ------       ------
     Total Europe Original Equipment..    1,996       157        1,839         511        1,328
Europe Aftermarket
  Ride Control........................      201        15          186          --          186
  Emission Control....................      207        16          191          --          191
                                         ------      ----       ------      ------       ------
     Total Europe Aftermarket.........      408        31          377          --          377
South America & India.................      333        24          309          39          270
       Total Europe, South America &
          India.......................    2,737       212        2,525         550        1,975
Asia..................................      352        15          337         123          214
Australia.............................      194        23          171          25          146
                                         ------      ----       ------      ------       ------
       Total Asia Pacific.............      546        38          508         148          360
                                         ------      ----       ------      ------       ------
Total Tenneco.........................   $6,184      $255       $5,929      $1,622       $4,307
                                         ======      ====       ======      ======       ======


                                                       YEAR ENDED DECEMBER 31, 2006
                                        ----------------------------------------------------------
                                                                                        REVENUES
                                                                          SUBSTRATE     EXCLUDING
                                                               REVENUES     SALES     CURRENCY AND
                                                   CURRENCY   EXCLUDING   EXCLUDING     SUBSTRATE
                                        REVENUES    IMPACT     CURRENCY    CURRENCY       SALES
                                        --------   --------   ---------   ---------   ------------
                                                                (MILLIONS)
North America Original Equipment
  Ride Control........................   $  483       $--       $  483       $ --        $  483
  Emission Control....................      928        --          928        272           656
                                         ------       ---       ------       ----        ------
     Total North America Original
       Equipment......................    1,411        --        1,411        272         1,139
North America Aftermarket
  Ride Control........................      383        --          383         --           383
  Emission Control....................      162        --          162         --           162
                                         ------       ---       ------       ----        ------
     Total North America Aftermarket..      545        --          545         --           545
       Total North America............    1,956        --        1,956        272         1,684
Europe Original Equipment
  Ride Control........................      380        --          380         --           380
  Emission Control....................    1,264        --        1,264        519           745
                                         ------       ---       ------       ----        ------
     Total Europe Original Equipment..    1,644        --        1,644        519         1,125
Europe Aftermarket
  Ride Control........................      178        --          178         --           178
  Emission Control....................      211        --          211         --           211
                                         ------       ---       ------       ----        ------
     Total Europe Aftermarket.........      389        --          389         --           389
South America & India.................      272        --          272         32           240
       Total Europe, South America and
          India.......................    2,305        --        2,305        551         1,754
Asia..................................      246        --          246         85           161
Australia.............................      175        --          175         19           156
                                         ------       ---       ------       ----        ------
       Total Asia Pacific.............      421        --          421        104           317
                                         ------       ---       ------       ----        ------
Total Tenneco.........................   $4,682       $--       $4,682       $927        $3,755
                                         ======       ===       ======       ====        ======



     Revenues from our North American operations increased $945 million in 2007 compared to the same period last year. Higher sales from new North American OE platform launches more than offset lower aftermarket revenues. Total North American OE revenues increased 68 percent to $2,364 million in 2007 from $1,411 million in 2006. North American OE emission control revenues were up 99 percent to $1,850 million, from $928 million in the prior year. Substrate emission control sales excluding currency increased 239 percent to $924 million, from $272 million in 2006. Excluding substrate sales and currency impact, OE emission control sales increased 41 percent from the prior year. This increase was primarily due to significant new OE platform launches which included GM's Lambda crossover, the Ford Super Duty gas and diesel pick-up trucks, GM's light duty pick-up trucks and vans with Duramax diesel engines, Toyota's Tundra gasoline pick-up truck, the International Truck and Engine medium duty diesel platform, GM's three-quarter ton gasoline powered pick-up trucks, and the Dodge Ram three-quarter ton diesel pick-up truck. North American OE ride control revenues for 2007 increased seven percent from the prior year. Expanded ride-control content on the GMT900 platform, the launch of the GMT360 platform, and strong sales of Chrysler's Jeep Wrangler, and Ford Ranger and Superduty, was partially offset by lower ride-control commercial vehicle sales. Total North American light vehicle production fell by two percent with a seven percent production decrease in passenger cars being partially offset by a three percent increase in light truck and SUV production. Aftermarket revenues for North America were $537 million in 2007, representing a decrease of $8 million compared to 2006. Volume decreases on our continuing business were partially offset by new customer wins and price increases to recover steel costs. Aftermarket ride control revenues were $385 million in 2007, an increase of $2 million from the prior year. Aftermarket emission control revenues were $152 million in 2007, down $10 million from the prior year.

     Our European, South American and Indian segment's revenues increased $432 million or 19 percent in 2007 compared to last year. Total Europe OE revenues were $1,996 million, up 21 percent from last year. Excluding favorable currency and substrate sales, total European OE revenue was up 18 percent while total light vehicle production for Europe was up six percent. Europe OE emission control revenues increased 24 percent to $1,569 million from $1,264 million in the prior year. Excluding the impact of $120 million of favorable currency and $511 million in substrate sales, OE emission control revenues increased 26 percent from 2006 due to a growing position on the hot-end of exhaust platforms, new launches and higher OE volumes on the BMW 1 and 3-Series, Daimler's Sprinter, C-Class, and Smart, Volvo's V50 and V70, PSA's Picasso and Ford's Mondeo. Europe OE ride control revenues increased by $47 million in 2007, up 12 percent from $380 million a year ago. Excluding currency, revenues increased by three percent in 2007 due to improved volumes on the Ford Focus, Ford Galaxy and Mondeo with electronic shocks, Dacia Logan, VW Transporter, Mazda 2, and Mercedes C-Class with electronic shocks, partially offset with lower volumes on the Audi A4 and a shift in some production for the Audi A6 to our Chinese operations. European aftermarket sales were $408 million in 2007 compared to $389 million last year. Excluding $31 million of favorable currency, European aftermarket revenues declined three percent in 2007 compared to last year. Ride control aftermarket revenues, excluding the impact of currency, were up five percent from the prior year, reflecting strong volumes and improved pricing. Emission control aftermarket revenues were down nine percent, excluding $16 million in currency benefit, due to lower volumes which more than offset improved pricing. South American and Indian revenues were $333 million in 2007, compared to $272 million in the prior year. Stronger OE and aftermarket sales and currency appreciation drove this increase.

     Revenues from our Asia Pacific segment, which includes Asia and Australia, increased $125 million to $546 million in 2007, as compared to $421 million in the prior year. Excluding the impact of substrate sales and currency, Asian revenues increased $53 million in 2007 compared to last year driven by higher OE sales in China due to new launches and higher emission control volumes on existing platforms. In Australia, industry OE production declines negatively impacted revenues. Excluding substrate sales and favorable currency of $23 million, Australian revenue was down $10 million due to lower volumes.

  NET SALES AND OPERATING REVENUES FOR YEARS 2006 AND 2005

     The following tables reflect our revenues for the years of 2006 and 2005. See "Net Sales and Operating Revenues for Years 2007 and 2006" for a description of why we present these reconciliations of revenue.

                                                       YEAR ENDED DECEMBER 31, 2006
                                        ----------------------------------------------------------
                                                                                        REVENUES
                                                                          SUBSTRATE     EXCLUDING
                                                               REVENUES     SALES     CURRENCY AND
                                                   CURRENCY   EXCLUDING   EXCLUDING     SUBSTRATE
                                        REVENUES    IMPACT     CURRENCY    CURRENCY       SALES
                                        --------   --------   ---------   ---------   ------------
                                                                (MILLIONS)
North America Original Equipment
  Ride Control........................   $  483       $--       $  483       $ --        $  483
  Emission Control....................      928         6          922        272           650
                                         ------       ---       ------       ----        ------
     Total North America Original
       Equipment......................    1,411         6        1,405        272         1,133
North America Aftermarket
  Ride Control........................      383        --          383         --           383
  Emission Control....................      162        --          162         --           162
                                         ------       ---       ------       ----        ------
     Total North America Aftermarket..      545        --          545         --           545
       Total North America............    1,956         6        1,950        272         1,678
Europe Original Equipment
  Ride Control........................      380        10          370         --           370
  Emission Control....................    1,264        34        1,230        504           726
                                         ------       ---       ------       ----        ------
     Total Europe Original Equipment..    1,644        44        1,600        504         1,096
Europe Aftermarket
  Ride Control........................      178         3          175         --           175
  Emission Control....................      211         5          206         --           206
                                         ------       ---       ------       ----        ------
     Total Europe Aftermarket.........      389         8          381         --           381
South America & India.................      272        14          258         32           226
       Total Europe, South America &
          India.......................    2,305        66        2,239        536         1,703
Asia..................................      246        --          246         85           161
Australia.............................      175        (1)         176         19           157
                                         ------       ---       ------       ----        ------
       Total Asia Pacific.............      421        (1)         422        104           318
                                         ------       ---       ------       ----        ------
Total Tenneco.........................   $4,682       $71       $4,611       $912        $3,699
                                         ======       ===       ======       ====        ======


                                                       YEAR ENDED DECEMBER 31, 2005
                                        ----------------------------------------------------------
                                                                                        REVENUES
                                                                          SUBSTRATE     EXCLUDING
                                                               REVENUES     SALES     CURRENCY AND
                                                   CURRENCY   EXCLUDING   EXCLUDING     SUBSTRATE
                                        REVENUES    IMPACT     CURRENCY    CURRENCY       SALES
                                        --------   --------   ---------   ---------   ------------
                                                                (MILLIONS)
North America Original Equipment
  Ride Control........................   $  495       $--       $  495       $ --        $  495
  Emission Control....................    1,011        --        1,011        272           739
                                         ------       ---       ------       ----        ------
     Total North America Original
       Equipment......................    1,506        --        1,506        272         1,234
North America Aftermarket
  Ride Control........................      361        --          361         --           361
  Emission Control....................      160        --          160         --           160
                                         ------       ---       ------       ----        ------
     Total North America Aftermarket..      521        --          521         --           521
       Total North America............    2,027        --        2,027        272         1,755
Europe Original Equipment
  Ride Control........................      378        --          378         --           378
  Emission Control....................    1,078        --        1,078        327           751
                                         ------       ---       ------       ----        ------
     Total Europe Original Equipment..    1,456        --        1,456        327         1,129
Europe Aftermarket
  Ride Control........................      169        --          169         --           169
  Emission Control....................      195        --          195         --           195
                                         ------       ---       ------       ----        ------
     Total Europe Aftermarket.........      364        --          364         --           364
South America & India.................      233        --          233         20           213
       Total Europe, South America and
          India.......................    2,053        --        2,053        347         1,706
Asia..................................      149        --          149         43           106
Australia.............................      211        --          211         19           192
                                         ------       ---       ------       ----        ------
       Total Asia Pacific.............      360        --          360         62           298
                                         ------       ---       ------       ----        ------
Total Tenneco.........................   $4,440       $--       $4,440       $681        $3,759
                                         ======       ===       ======       ====        ======



     Revenues from our North American operations decreased $71 million in 2006 compared to the same period in 2005 reflecting lower sales in OE partially offset by increased aftermarket sales. Total North American OE revenues decreased six percent to $1,411 million in 2006. North American industry production of SUVs and light trucks was down year-over-year which had a significant impact on OE volumes, particularly on key exhaust platforms. OE emission control revenues were down eight percent to $928 million from $1,011 million in 2005. Substrate emission control sales remained the same as 2005 at $272 million. Adjusted for substrate sales and currency, OE emission control sales were down 12 percent from 2005. This decline was primarily driven by the impact from lower OE production of light trucks and SUVs on key exhaust platforms. In addition, the timing on the transition of one of GM's largest light truck platforms negatively impacted revenue. OE ride control revenues for 2006 decreased two percent from 2005. Increased heavy duty and commercial volumes were more than offset by lower OE production of light trucks and SUVs. Total OE revenues, excluding substrate sales and currency, decreased eight percent in 2006. Total North American light vehicle production fell by three percent with a nine percent decline in light truck and SUV production being partially offset by a five percent production increase in passenger cars. Aftermarket revenues for North America were $545 million in 2006, representing an increase of five percent compared to 2005. Aftermarket ride control revenues increased $22 million or six percent in 2006, primarily due to increased sales to new and existing customers and price increases to help offset higher material costs. Aftermarket emission control revenues were $162 million in 2006, up $2 million from 2005. Price increases driven by higher steel costs more than offset lower volumes.

     Our European, South American and Indian segment's revenues increased $252 million or 12 percent in 2006 compared to 2005. Total Europe OE revenues were $1,644 million, up 13 percent from 2005. Excluding favorable currency and increased substrate sales, total European OE revenue was down three percent while total light vehicle production for Europe was up three percent. OE emission control revenues increased 17 percent to $1,264 million from $1,078 million in 2005. Excluding the impact of $34 million of favorable currency and $177 million in higher substrate sales, OE emission control revenues decreased three percent from 2005 primarily driven by OE price concessions. OE ride control revenues increased by $2 million in 2006, up one percent from $378 million in 2005. We changed our reporting in the second quarter of 2005 for an "assembly-only" contract with a European OE ride control customer and began accounting for those revenues as net of the related cost of sales. If we had reported our 2005 revenues in the same manner, they would have been lower by $15 million. Excluding a $10 million benefit from currency appreciation, OE ride control revenues decreased two percent. European aftermarket sales were $389 million in 2006 compared to $364 million in 2005. Excluding $8 million of favorable currency, European aftermarket revenues increased five percent in 2006 compared to 2005. Ride control aftermarket revenues, excluding the impact of currency, were up four percent from 2005, reflecting increased volumes. Aftermarket emission control revenues were up six percent from 2005 excluding the benefits of currency. Improved pricing, market share gains, and the introduction of new diesel particulate filter business drove the increase. South American and Indian revenues, excluding the benefits of currency appreciation and substrate sales, were up six percent compared to 2005. Higher volumes and improved pricing drove this increase.

     Revenues from our Asia Pacific segment, which includes Australia and Asia, increased $61 million to $421 million in 2006, as compared to $360 million in 2005. Excluding substrate sales, revenues increased $55 million at our Asian operations in 2006 compared to 2005 driven by higher OE volumes in China. In Australia, industry OE production declines and unfavorable currency negatively impacted revenues. Australian revenues were down 17 percent compared to 2005, or 18 percent when the impact of currency and substrate sales were excluded.

  EARNINGS BEFORE INTEREST EXPENSE, INCOME TAXES AND MINORITY INTEREST ("EBIT") FOR YEARS 2007 AND 2006

                                                         YEAR ENDED
                                                          DECEMBER
                                                            31,
                                                        -----------
                                                        2007   2006   CHANGE
                                                        ----   ----   ------
                                                             (MILLIONS)
North America.........................................  $120   $103     $17
Europe, South America and India.......................    99     81      18
Asia Pacific..........................................    33     12      21
                                                        ----   ----     ---
                                                        $252   $196     $56
                                                        ====   ====     ===


     The EBIT results shown in the preceding table include the following items, discussed below under "Restructuring and Other Charges" and "Liquidity and Capital Resources -- Capitalization", which have an effect on the comparability of EBIT results between periods:

                                                                YEAR ENDED
                                                                 DECEMBER
                                                                   31,
                                                               -----------
                                                               2007   2006
                                                               ----   ----
                                                                (MILLIONS)
North America
  Restructuring and restructuring-related expenses...........   $ 3    $13
  New aftermarket customer changeover costs(1)...............     5      6
  Pension replacement(2).....................................    --     (7)
  Reserve for receivable from former affiliate...............    --      3
Europe, South America and India
  Restructuring and restructuring-related expenses...........    22      8
Asia Pacific
  Restructuring and restructuring-related expenses...........    --      6


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

   (2) In August 2006, we announced that we were freezing future accruals under our U.S. defined benefit pension plans for substantially all our U.S. salaried and non-union hourly employees effective December 31, 2006. In lieu of those benefits, we are offering additional benefits under our defined contribution plan.

     EBIT for North American operations increased to $120 million from $103 million in the prior year. The improvement was primarily driven by the $22 million impact of higher OE volumes due to new platform launches, lower selling, general and administrative expenses, manufacturing efficiencies of $25 million driven by Lean and Six Sigma, lower changeover cost and lower restructuring costs of $10 million. These increases were partially offset by higher steel costs of $38 million, incremental launch costs of $2 million, increased spending on engineering and a softer aftermarket. Included in North America's 2007 EBIT is $3 million in restructuring and restructuring-related expenses and $5 million in customer changeover costs. Included in North America's 2006 EBIT were $13 million in restructuring and restructuring-related expenses, $6 million in customer changeover costs, $3 million of expense in connection with booking a reserve for a receivable from a former affiliate and a $7 million dollar benefit due to changes to our U.S. retirement plans for salaried and non-union hourly employees described above. Currency had a $1 million favorable impact on North American EBIT for 2007.

     Our European, South American and Indian segment's EBIT was $99 million for 2007, up $18 million from $81 million in 2006. Higher OE volumes on existing business and new platform launches had a combined $28 million impact, favorable currency of $10 million, manufacturing efficiencies of $43 million gained through Lean manufacturing and Six Sigma programs drove the improvement. These increases were partially offset by material cost increases which included $26 million of higher steel costs, higher SG&A of $8 million, net alloy surcharge of $10 million and increased spending on engineering of $5 million. Restructuring and restructuring-related expenses of $22 million were included in EBIT of 2007 compared to $8 million in 2006.

     EBIT for our Asia Pacific segment, which includes Asia and Australia, increased $21 million to $33 million in 2007 compared to $12 million in the prior year. Increased volume had an impact of $10 million driven primarily by OE production and new launches in China, reduced restructuring charges of $6 million and favorable currency of $4 million was partially offset by $5 million of increased steel costs and reduced light vehicle production in Australia. Included in Asia Pacific's 2006 EBIT were $6 million in restructuring and restructuring-related expenses.

     Currency had a $15 million favorable impact on overall company EBIT for 2007, as compared to the prior year.

  EBIT FOR YEARS 2006 AND 2005

                                                        YEARS ENDED
                                                          DECEMBER
                                                            31,
                                                        -----------
                                                        2006   2005   CHANGE
                                                        ----   ----   ------
                                                             (MILLIONS)
North America.........................................  $103   $148    $(45)
Europe, South America and India.......................    81     53      28
Asia Pacific..........................................    12     16      (4)
                                                        ----   ----    ----
                                                        $196   $217    $(21)
                                                        ====   ====    ====



     The EBIT results shown in the preceding table include the following items, discussed below under "Restructuring and Other Charges" and "Liquidity and Capital Resources -- Capitalization", which have an effect on the comparability of EBIT results between periods:

                                                                YEAR ENDED
                                                                 DECEMBER
                                                                   31,
                                                               -----------
                                                               2006   2005
                                                               ----   ----
                                                                (MILLIONS)
North America
  Restructuring and restructuring-related expenses...........   $13    $ 4
  New aftermarket customer changeover costs(1)...............     6     10
  Pension replacement(2).....................................    (7)    --
  Stock-based compensation accounting change(3)..............     1     --
  Reserve for receivable from former affiliate...............     3     --
Europe, South America and India
  Restructuring and restructuring-related expenses...........     8      8
Asia Pacific
  Restructuring and restructuring-related expenses...........     6     --


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

   (2) In August 2006, we announced that we were freezing future accruals under our U.S. defined benefit pension plans for substantially all our U.S. salaried and non-union hourly employees effective December 31, 2006. In lieu of those benefits, we are offering additional benefits under defined contribution plans.

   (3) Represents the expense associated with the change to the new stock-based accounting standard, Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment."

     EBIT for North American operations decreased to $103 million from $148 million in 2005. The decline was primarily driven by lower OE volumes of $27 million, OE price concessions of $17 million and higher material and restructuring costs. Partially offsetting these negative items were higher aftermarket sales, OE manufacturing efficiencies and lower selling, general and administrative costs of $16 million. Included in North America's 2006 EBIT were $13 million in restructuring and restructuring-related expenses, $6 million in customer changeover costs, $1 million of stock-based compensation expense due to an accounting change, $3 million of expense in connection with booking a reserve for a receivable from a former affiliate and a $7 million dollar benefit due to changes to our U.S. retirement plans for salaried and non-union hourly employees described above. Included in North America's 2005 EBIT were $4 million in restructuring and restructuring-related expenses and $10 million in customer changeover costs.

     Our European, South American and Indian segment's EBIT was $81 million for 2006, up $28 million from $53 million in 2005. Increased European aftermarket sales benefited EBIT by $5 million. Higher European OE volumes from both emission and ride control product lines, improved European OE manufacturing efficiencies of $34 million, particularly in our exhaust operations, and favorable currency all contributed to the EBIT improvement. These improvements were partially offset by higher steel costs and price concessions of $11 million. South America and India EBIT benefited from higher revenues. Included in Europe, South America and India's EBIT were $8 million in restructuring and restructuring-related expenses in both 2006 and 2005.

     EBIT for our Asia Pacific segment, which includes Asia and Australia, decreased $4 million to $12 million in 2006 compared to $16 million in 2005. Lower Australian production volumes of $4 million and higher material and restructuring costs more than offset stronger volumes of $5 million in Asia. Included in Asia Pacific's 2006 EBIT were $6 million in restructuring and restructuring-related expenses.

  EBIT AS A PERCENTAGE OF REVENUE FOR YEARS 2007, 2006 AND 2005

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                           ------------------
                                                           2007   2006   2005
                                                           ----   ----   ----
North America............................................    4%     5%     7%
Europe, South America and India..........................    4%     4%     3%
Asia Pacific.............................................    6%     3%     4%
  Total Tenneco..........................................    4%     4%     5%


     In North America, EBIT as a percentage of revenue for 2007 was down one percentage point from prior year levels. The benefits from our new platform launches, lower selling, general and administrative expenses and manufacturing efficiencies were more than offset by the margin impact from an increase in lower margin substrate sales, lower North American light vehicle production volumes, higher material costs, incremental launch costs, increased investments in engineering and soft aftermarket conditions. During 2007, North American results included lower restructuring and restructuring-related charges and lower aftermarket changeover costs. In Europe, South America and India, EBIT margin for 2007 was flat with prior year. Higher European OE volumes on existing business, new platform launches, favorable currency and manufacturing efficiencies were offset by higher material costs and restructuring charges. Restructuring and restructuring-related expenses were higher than prior year. EBIT as a percentage of revenue for our Asia Pacific segment increased three percentage points in 2007 versus the prior year. OE production increases in China, favorable currency and benefits from last year's restructuring activities drove the improvement. Lower restructuring and restructuring-related expenses also benefited EBIT margin.

     In North America, EBIT as a percentage of revenue for 2006 was down two percentage points from 2005 levels. Lower OE volumes, OE price concessions and higher material and restructuring costs, were partially offset by higher aftermarket sales, OE manufacturing efficiencies and lower selling, general and administrative costs. Our Europe, South America and India EBIT margin for 2006 increased one percentage point over 2005. Increased European aftermarket sales, as well as increased sales in South America and India, along with higher European OE volumes, improved European OE manufacturing efficiencies, particularly in our exhaust operations, and favorable currency drove the improvement to EBIT margin. These improvements were partially offset by higher steel costs, price concessions and a margin shift due to higher substrate sales. EBIT as a percentage of revenue for our Asia Pacific operations decreased one percentage point in 2006 compared to 2005. Higher revenues in Asia were more than offset by lower Australian production volumes and higher material and restructuring costs.

  INTEREST EXPENSE, NET OF INTEREST CAPITALIZED

     We reported interest expense of $164 million in 2007 compared to $136 million in 2006, net of interest capitalized of $6 million in each year. Of the increase, $5 million related to a charge to expense the unamortized portion of debt issuance costs related to our 2003 amended and restated senior credit facility in connection with our debt refinancing in the first quarter of 2007 and $21 million related to a net charge to expense the costs associated with the tender premium and fees, the write-off of deferred debt issuance costs and the write-off of previously recognized debt issuance premium in connection with our November 2007 refinancing transaction. The requirement to mark the fixed-to-floating interest rate swaps to market reduced interest expense by $6 million in 2007 and increased expense by $1 million in 2006. The remainder of the change was due to higher borrowing during the year to fund growth.

     We reported interest expense of $136 million in 2006 compared to $133 million in 2005, net of interest capitalized of $6 million in 2006 and $3 million in 2005. The increase in expense was due to higher LIBOR rates on the variable portion of our debt and higher average borrowings, offset by lower expense associated with our swaps. See more detailed explanations on our debt structure, prepayments and the amendment and restatement of our senior credit facility in March 2007 and our November 2007 refinancing transaction, and their impact on our interest expense, in "Liquidity and Capital
Resources -- Capitalization" later in this Management's Discussion and Analysis.

     We have three fixed-to-floating interest rate swaps that effectively convert $150 million of our 10.25 percent fixed interest rate senior secured notes into floating interest rate debt at an annual rate of LIBOR plus 5.68 percent. Based upon the current LIBOR rate of 4.08 percent (which is in effect until July 15, 2008) these swaps are expected to reduce our interest expense by $1 million in 2008 excluding any impact from marking the swaps to market. Since entering into these swaps, we have realized a net cumulative benefit of $2 million through December 31, 2007, in reduced cash interest payments. On December 31, 2007, we had $1,010 million in long-term debt obligations that have fixed interest rates. Of that amount, $245 million is fixed through July 2013, $500 million is fixed through November 2014, $250 million is fixed through November 2015 while the remaining $15 million is fixed over the 2008 through 2025 timeframe. Of the $245 million, $150 million has been swapped to floating rate debt and we also have $169 million in long-term debt obligations outstanding under our senior secured credit facility that are subject to variable interest rates. See Note 6 to the consolidated financial statements of Tenneco Inc. and Consolidated Subsidiaries included in Item 8.

  INCOME TAXES

     Income tax expense was $83 million in 2007, $5 million in 2006 and $26 million in 2005. The effective tax rate for 2007 was 94 percent as compared to 8 percent for 2006. The rate for 2007 included net tax expense of $56 million, including $66 million in non-cash tax expenses to realign the company's European ownership structure and net tax benefits of $10 million related to a reduction in foreign income tax rates and adjustments for prior year income tax returns. Included in 2006 were tax benefits of $15 million comprised of a FAS 109 adjustment, adjustments for prior year income tax returns, Czech Investment Credit and resolution of tax issues with former affiliates. Included in 2005 were benefits of $5 million, including settlements of prior year tax issues, prior year true-ups and resolution of some tax contingencies with our foreign operations.

  RESTRUCTURING AND OTHER CHARGES

     Over the past several years we have adopted plans to restructure portions of our operations. These plans were approved by Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. Prior to the change in accounting required for exit or disposal activities, we recorded charges to income related to these plans for costs that did not benefit future activities in the period in which the plans were finalized and approved, while actions necessary to affect these restructuring plans occurred over future periods in accordance with established plans.

     Our recent restructuring activities began in the fourth quarter of 2001, when our Board of Directors approved a restructuring plan, a project known as Project Genesis, which was designed to lower our fixed costs, relocate capacity, reduce our work force, improve efficiency and utilization, and better optimize our global footprint. We have subsequently engaged in various other restructuring projects related to Project Genesis. We incurred $27 million in restructuring and restructuring-related costs during 2006, of which $23 million was recorded in cost of sales and $4 million was recorded in selling, general and administrative expense. In 2007, we incurred $25 million in restructuring and restructuring-related costs of which $22 million was recorded in cost of sales, $2 million of which related to a charge for asset impairments for the plant closure in France, and $3 million was recorded in selling, general and administrative expense. The majority of the 2007 charges were related to the planned closing of our emission control plant in Wissenbourg, France. Since Project Genesis was initiated, we have incurred costs of $155 million through December 31, 2007. We estimate that our current annual savings rate for completed projects is approximately $102 million. When all actions are complete, we expect an additional $6 million of annual savings.

     Under the terms of our amended and restated senior credit agreement that took effect on March 16, 2007, we are allowed to exclude $80 million of cash charges and expenses, before taxes, related to cost reduction initiatives excluding any charge for asset impairments incurred after March 16, 2007 from the calculation of the financial covenant ratios required under our senior credit facility. As of December 31, 2007, we have excluded $23 million in allowable charges relating to restructuring initiatives against the $80 million available under the terms of the March 2007 amendment and restatement of the senior credit facility.

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

  EARNINGS PER SHARE

     We reported a net loss of $5 million or $0.11 per diluted common share for 2007, as compared to net income of $49 million or $1.05 per diluted common share for 2006. Included in the results for 2007 were negative impacts from expenses related to our restructuring activities, new aftermarket customer changeover costs, charges relating to refinancing activities and tax adjustments. The net impact of these items decreased earnings per diluted share by $1.93. Included in the results for 2006 were negative impacts from expenses related to our restructuring activities, new aftermarket customer changeover costs and expense in connection with booking a reserve for a receivable from a former affiliate, partially offset by a positive impact from tax adjustments and a benefit from replacing the defined benefit pension plans in the U.S. The net impact of these items decreased earnings per diluted share by $0.10.

     We reported net income of $56 million or $1.24 per diluted share for 2005. Included in the results for 2005 were expenses related to our restructuring activities, customer changeover costs and favorable tax adjustments. The net impact of these items decreased earnings per diluted share by $0.23. Please read
Note 8 to the consolidated financial statements of Tenneco Inc. and Consolidated Subsidiaries included in Item 8 for more detailed information on earnings per share.

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

OUTLOOK

     Total North American OE light vehicle production levels for 2007 were 15.0 million units, down two percent from 2006. Of this, production of passenger cars was down six percent while production of SUVs and light trucks was up two percent. Currently 2008 North American OE light vehicle production levels are expected to be down five percent, with passenger cars down four percent and SUVs and light trucks down six percent. We anticipate that 2008 will be another challenging year due to volatile oil prices, increasing demand for steel, and consumer caution due to recession concerns. We believe that new product launches, continued growth from existing platforms that launched in the first half of 2007, our position on top-selling platforms, our position with Japanese OE customers, flexible cost structure and a strong new product and technology pipeline will help us offset pressures from North American production rates. European light vehicle production volumes were 22.1 million units during 2007 compared to 20.9 million units in 2006. Expectations for 2008 indicate production will increase three percent in Europe. North American heavy-duty truck production rates for 2007 decreased by 54 percent. North American heavy-duty production rates for 2008 are expected to increase two percent. In China, 2007 light vehicle production levels were 8.1 million units, up 22 percent from last year. Light vehicle production levels in China are anticipated to grow 15 percent in 2008. In the global aftermarket we anticipate soft market conditions. We also plan to continue our efforts to increase new and existing sales in the global aftermarket business.

     Tenneco estimates that its global original equipment revenues will be approximately $5.5 billion in 2008 and $6.0 billion in 2009. Adjusted for lower margin substrate sales, the company's global original equipment value-added revenues are estimated to be approximately $3.7 billion in 2008 and $4.1 billion in 2009. In addition, we project we will achieve an average compounded annual OE revenue growth rate of 11% to 13% between 2008 and 2012, primarily driven by tightening emission control regulations globally. These revenue estimates are based on original equipment manufacturers' programs that have been formally awarded to the company; programs where the company is highly confident that it will be awarded business based on informal customer indications consistent with past practices; Tenneco's status as supplier for the existing program and its relationship with the customer; and the actual original equipment revenues achieved by the company for each of the last several years compared to the amount of those revenues that the company estimated it would generate at the beginning of each year. Our revenue estimate is subject to increase or decrease due to changes in customer requirements, customer and consumer preferences, and the number of vehicles actually produced by our customers. We do not intend, however, to update the amounts shown above due to these changes. In addition, our revenue estimate is based on our anticipated pricing for each applicable program over its life. However, we are under continuing pricing pressures from our OE customers. We do not intend to update the amounts shown above for any price changes. Finally, for our foreign operations, our revenue estimate assumes a fixed foreign currency value. This value is used to translate foreign business to the US dollar. Currency in our foreign operations is subject to fluctuation based on the economic conditions in each of our foreign operations. We do not intend to update the amounts shown above due to these fluctuations. See "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" and Item 1A, "Risk Factors."

     We expect the pricing environment for steel will increase gross steel costs year-over-year up to $40 million in 2008, which we anticipate fully offsetting through cost reductions, manufacturing efficiencies, material substitutions, low-cost country sourcing and customer recovery. We are leveraging our position in 2008 as we prepare for our new product launches to negotiate the best possible pricing. We worked hard in 2007 and continue to work hard to address this issue by evaluating alternative materials and processes, reviewing material substitution opportunities, increasing component and assembly outsourcing to low cost countries and aggressively pursuing recovery of higher costs from our customers. In addition to these actions, we continue to pursue productivity initiatives and review opportunities to reduce costs through Six Sigma, Lean manufacturing and restructuring activities. We will continue to focus on controlling costs and leveraging global supply chain spending.

  CASH FLOWS FOR 2007 AND 2006

                                                              YEARS ENDED
                                                              DECEMBER 31,
                                                             -------------
                                                              2007    2006
                                                             -----   -----
                                                               (MILLIONS)
Cash provided (used) by:
  Operating activities.....................................  $ 165   $ 203
  Investing activities.....................................   (202)   (172)
  Financing activities.....................................    (17)     12

  Operating Activities

     For the year ended December 31, 2007, cash flow provided from operating activities was $165 million as compared to $203 million in the prior year. For 2007 cash used by working capital was $56 million compared to cash provided of $6 million for 2006. Receivables were a cash use of $117 million for 2007, a $93 million increase from last year. Inventory was a use of cash of $66 million compared to cash use of $57 million in the prior year. Inventory was up year over year due to the ramp-up of future platform launches. The year-over-year increase in the use of cash for both accounts receivable and inventory was primarily a result of working capital requirements for our new platform launches in North America. In addition to the higher level of receivables related to the revenue increase, we must carry higher inventory levels for these new platforms, a portion of which relates to higher value substrates sourced from South Africa. This inventory from South Africa increased our cash outflow from operating activities during 2007 by $33 million. Accounts payable provided cash of $123 million versus last year's cash inflow of $92 million. Cash interest payments of $177 million in 2007 were higher than prior year payments of $137 million as a result of higher interest rates on our variable portion of debt, increased average borrowings, and costs related to our refinancing activities of $26 million. Cash tax payments were $60 million in 2007 compared to $26 million in 2006. We made tax payments in 2007 to resolve audits related to prior years' operations and for separation from the old Tenneco packaging company. In addition, cash collected from former affiliaties in 2006 offset other cash tax payments.

     Negotiable Financial Instruments -- One of our European subsidiaries receives payment from one of its OE customers whereby the account receivables are satisfied through the delivery of negotiable financial instruments. These financial instruments are then sold at a discount to a European bank. The sales of these financial instruments are not included in the account receivables sold. Any of these financial instruments which were not sold as of December 31, 2007 and 2006 are classified as other current assets and are excluded from our definition of cash equivalents. We had sold approximately $15 million of these instruments at December 31, 2007 and $26 million at December 31, 2006.

     In certain instances several of our Chinese subsidiaries receive payment from OE customers and satisfy vendor payments through the receipt and delivery of negotiable financial instruments. Financial instruments used to satisfy vendor payables and not redeemed totaled $23 million and $12 million at December 31, 2007 and 2006, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $8 million and $9 million at December 31, 2007 and 2006, respectively and were classified as other current assets. One of our Chinese subsidiaries is required to maintain a cash balance at a financial institution issuing the financial instruments which are used to satisfy vendor payments. No financial instruments were outstanding at that Chinese subsidiary as of December 31, 2007. As of December 31, 2006 the required cash balance was less than $1 million and was classified as cash and cash equivalents.

  Investing Activities

     Cash used for investing activities was $202 million in 2007, $30 million greater than the same period a year ago. In 2007 we received $10 million in cash from the sale of assets. Cash payments for plant, property and equipment (PP&E) were $177 million in 2007, equal to 2006. In 2007, we spent $16 million to acquire Combustion Components Associates' ELIM-NOx(TM) technology. Cash payments for software-related intangible assets were $19 million in 2007 compared to $13 million in 2006.

  Financing Activities

     Cash flow from financing activities was a $17 million outflow in 2007 compared to an inflow of $12 million in 2006. The primary reason for the change is debt issuance costs due to our long-term debt refinancing activities in the year.

  CASH FLOWS FOR 2006 AND 2005

                                                              YEARS ENDED
                                                              DECEMBER 31,
                                                             -------------
                                                              2006    2005
                                                             -----   -----
                                                               (MILLIONS)
Cash provided (used) by:
  Operating activities.....................................  $ 203   $ 123
  Investing activities.....................................   (172)   (164)
  Financing activities.....................................     12     (28)


  Operating Activities

     For the year ended December 31, 2006, cash flow provided from operating activities was $203 million as compared to $123 million in 2005. For 2006 cash provided by working capital was $6 million compared to cash used of $95 million for 2005. Receivables were a cash outflow of $24 million, a $62 million improvement from 2005, which was impacted by the discontinuation of the advance payment programs with three major OE customers in North America in 2005. Inventory was a use of cash of $57 million compared to cash provided of $6 million in 2005. Inventory was up year over year due to the ramp-up of future platform launches. Accounts payable provided cash of $92 million versus last year's cash outflow of $9 million. Cash interest payments of $137 million in 2006 were higher than 2005 payments of $126 million as a result of higher interest rates on our variable portion of debt and increased average borrowings. Cash tax payments were $26 million in 2006 compared to $23 million in 2005. Other operating activity was a use of $5 million in cash for 2006, compared to a cash outflow of $22 million in 2005 which was primarily related to an increase in pension contributions during 2005.

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

  Investing Activities

     Cash used for investing activities was $8 million higher in 2006 compared to 2005. In 2006 we received $17 million in cash from the sale of assets. Cash payments for plant, property and equipment (PP&E) were $177 million in 2006 versus $140 million in 2005. The increase of $37 million in cash payments for plant, property and equipment was primarily due to the timing of future OE customer platform launches. Without adjusting for changes in the balance of accounts payable relating to acquisitions of PP&E, the amount of PP&E acquired in 2006 and 2005 was $7 million lower and $3 million higher, respectively, than the cash payments reported. Acquisitions for PP&E were $170 million in 2006 and $143 million in 2005. Cash payments for software-related intangible assets were $13 million in 2006 compared to $14 million in 2005.

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

  CRITICAL ACCOUNTING POLICIES

     We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Preparing our consolidated financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The following paragraphs include a discussion of some critical areas where estimates are required.

  Revenue Recognition

     We recognize revenue for sales to our original equipment and aftermarket customers when title and risk of loss passes to the customers under the terms of our arrangements with those customers, which is usually at the time of shipment from our plants or distribution centers. In connection with the sale of exhaust systems to certain original equipment manufacturers, we purchase catalytic converters and diesel particulate filters or components thereof including precious metals ("substrates") on behalf of our customers which are used in the assembled system. These substrates are included in our inventory and "passed through" to the customer at our cost, plus a small margin, since we take title to the inventory and are responsible for both the delivery and quality of the finished product. Revenues recognized for substrate sales were $1,673 million, $927 million and $681 million in 2007, 2006 and 2005, respectively. For our aftermarket customers, we provide for promotional incentives and returns at the time of sale. Estimates are based upon the terms of the incentives and historical experience with returns. Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis. Shipping and handling costs billed to customers are included in revenues and the related costs are included in cost of sales in our Statements of Income (Loss).

  Warranty Reserves

     Where we have offered product warranty, we also provide for warranty costs. Those estimates are based upon historical experience and upon specific warranty issues as they arise. While we have not experienced any material differences between these estimates and our actual costs, it is reasonably possible that future warranty issues could arise that could have a significant impact on our consolidated financial statements.

  Pre-production Design and Development and Tooling Assets

     We expense pre-production design and development costs as incurred unless we have a contractual guarantee for reimbursement from the original equipment customer. We had long-term receivables of $20 million and $22 million on the balance sheet at December 31, 2007 and 2006, respectively, for guaranteed pre-production design and development reimbursement arrangements with our customers. In addition, plant, property and equipment includes $62 million and $63 million at December 31, 2007 and 2006, respectively, for original equipment tools and dies that we own, and prepayments and other includes $33 million and $38 million at December 31, 2007 and 2006, respectively, for in-process tools and dies that we are building for our original equipment customers.

  Income Taxes

     We have a U.S. Federal tax net operating loss carryforward ("NOL") at December 31, 2007, of $518 million, which will expire in varying amounts from 2020 to 2027. The federal tax effect of that NOL is recorded as a deferred tax asset on our balance sheet for $181 million and $209 million at December 31, 2007 and 2006, respectively. We also have state NOL carryforwards at December 31, 2007 of $767 million, which will expire in various years through 2027. The tax effect of the state NOL, net of a valuation allowance, is recorded as a deferred tax asset on our balance sheet for $40 million and $29 million at December 31, 2007 and 2006, respectively. We estimate, based on available evidence both positive and negative, that it is more likely than not that we will utilize these NOLs within the prescribed carryforward period. That estimate is based upon our expectations regarding future taxable income of our U.S. operations and the implementation of available tax planning strategies that accelerate usage of the NOL. Circumstances that could change that estimate include future U.S. earnings at lower than expected levels or a majority ownership change as defined in the rules of the U.S. tax law. If that estimate changed, we would be required to cease recognizing an income tax benefit for any new NOL and could be required to record a reserve for some or all of the asset currently recorded on our balance sheet.

  Stock-Based Compensation

     Effective January 1, 2006, we began accounting for our stock-based compensation plans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment," which requires a fair value method of accounting for compensation costs related to our stock-based compensation plans. Under the fair value method recognition provision of the statement, a share-based payment is measured at the grant date based upon the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards requires judgment in estimating employee and market behavior. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted. As of December 31, 2007, there is approximately $4 million, net of tax, of total unrecognized compensation costs related to these stock-based awards that is expected to be recognized over a weighted average period of 0.8 years as compared to $4 million, net of tax, and a weighted average period of 1.0 years as of December 31, 2006.

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

     Our approach to establishing the discount rate assumption for both our domestic and foreign plans starts with high-quality investment-grade bonds adjusted for an incremental yield based on actual historical performance. This incremental yield adjustment is the result of selecting securities whose yields are higher than the "normal" bonds that comprise the index. Based on this approach, for 2007 we raised the weighted average discount rate for all of our pension plans to 5.9 percent, from 5.5 percent. The discount rate for postretirement benefits was raised from approximately 5.9 percent for 2006 to approximately 6.2 percent for 2007.

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

     Except in the U.K., our pension plans generally do not require employee contributions. Our policy is to fund our pension plans in accordance with applicable U.S. and foreign government regulations and to make additional payments as funds are available to achieve full funding of the accumulated benefit obligation. At December 31, 2007 and 2006, all legal funding requirements had been met. Other postretirement benefit obligations, such as retiree medical, and certain foreign pension plans are not funded.

     Effective December 31, 2006, we froze future accruals under our defined benefit plans for substantially all U.S. salaried and non-union hourly employees and replaced these benefits with additional contributions under defined contribution plans. These changes reduced expense by approximately $11 million in 2007. These changes will continue to generate savings in future years but those savings will vary based on many factors, including the performance of our pension fund investments. Additionally, we realized a one-time benefit of $7 million in the fourth quarter 2006 related to curtailing the defined benefit pension plans.

  CHANGES IN ACCOUNTING PRONOUNCEMENTS

     In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 140-3, "Accounting for Transfers of Financial Assets and Repurchase Financing Transactions". FSP 140-3 provides guidance on accounting for a transfer of a financial asset and a repurchase financing which is a repurchase agreement that relates to a previously transferred financial asset between the same counterparties that is entered into contemporaneously with, or in contemplation of, the initial transfer. FSP 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We are evaluating FSP 140-3 to determine the effect on our financial statements and related disclosures.

     In February 2008, the FASB issued FSP 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13". FSP 157-1 provides a scope exception to SFAS No. 157 which does not apply under Statement 13 and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. FSP 157-1 is effective upon the initial adoption of SFAS No. 157. We do not expect the adoption of FSP 157-1 to have a material impact to our consolidated financial statements.

     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" (SFAS No. 141(R)). SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, contractual contingencies and any noncontrolling interest in the acquiree at the acquisition date at their fair values as of that date. SFAS No. 141(R) provides guidance on the accounting for acquisition-related costs, restructuring costs related to the acquisition and the measurement of goodwill and a bargain purchase. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after December 15, 2008. We do not expect the adoption of this statement to have a material impact to our consolidated financial statements.

     In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 5." SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarified that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements, establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that does not result in deconsolidation and provides for expanded disclosure in the consolidated financial statements relating to the interests of the parent's owners and the interests of the noncontrolling owners of the subsidary. SFAS No. 160 applies prospectively (except for the presentation and disclosure requirements) for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. The presentation and disclosure requirements will be applied retrospectively for all periods presented. We are evaluating this statement to determine the effect on our financial statements and related disclosures.

     In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulleting No. 110 (SAB 110). SAB 110 amends and replaces Question 6 of Section D.2 Topic 14, "Share-Based Payment." Question 6 of Topic 14:D.2 (as amended) expresses the views of the staff regarding the use of a "simplified" method in developing an estimate of the expected term of "plain vanilla" share options in accordance with SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123(R)). SAB 110 is effective January 1, 2008. The adoption of SAB 110 will have no impact to our consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement." This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued FSP 157-2, "Effective Date of FASB Statement No. 157," which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We do not expect the adoption of this statement to have a material impact to our consolidated financial statements.

     In June 2007, the Emerging Issues Task Force (EITF) issued EITF 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF 06-11 provides the final consensus on the application of paragraphs 62 and 63 of SFAS No. 123(R) on the accounting for income tax benefits relating to the payment of dividends on equity-classified employee share-based payment awards that are charged to retained earnings. EITF 06-11 affirms that the realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in-capital. Additionally, EITF 06-11 provides guidance on the amount of tax benefits from dividends that are reclassified from additional paid-in-capital to the income statement when an entity's estimate of forfeitures changes. EITF 06-11 is effective prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007. We do not expect the adoption of EITF 06-11 to have a material impact on our consolidated financial statements.

     In June 2007, the EITF issued EITF 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities." EITF 07-3 requires the deferral and capitalization of nonrefundable advance payments for goods or services that an entity will use in research and development activities pursuant to an executory contractual agreement. Expenditures which are capitalized under EITF 07-3 should be expensed as the goods are delivered or the related services are performed. EITF 07-3 is effective prospectively for fiscal years beginning after December 15, 2007 and interim periods within those fiscal years. EITF 07-3 is applicable to new contracts entered into after the effective date of this Issue. We do not expect the adoption of EITF 07-3 to have a material impact on our consolidated financial statements.

     In May 2007, the FASB issued Interpretation No. 48-1, "Definition of Settlement in FASB Interpretation No. 48" (FIN 48-1). FIN 48-1 is effective for fiscal years beginning after December 15, 2006 and provides guidance on how a reporting entity should determine when a tax position is effectively settled. We began applying FIN 48-1 in the second quarter. The adoption of FIN 48-1 did not have a material impact to our consolidated financial statements and related disclosures. See Note 7 to the consolidated financial statements of Tenneco Inc. and Consolidated Subsidiaries included in Item 8.

     In April 2007, the FASB issued Interpretation No. 39-1, "Amendment of FASB Interpretation No. 39" (FIN 39-1). This amendment allows a reporting entity to offset fair value amounts recognized for derivative instruments with fair value amounts recognized for the right to reclaim or realize cash collateral. Additionally, this amendment requires disclosure of the accounting policy on the reporting entity's election to offset or not offset amounts for derivative instruments. FIN 39-1 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of FIN 39-1 to have a material impact on our consolidated financial statements.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This statement permits companies to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning on or after November 15, 2007. We do not believe the statement will have a material effect on our consolidated financial statements and related disclosures.

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

     In addition, SFAS No. 158 requires that companies using a measurement date for their defined benefit pension plans and other postretirement benefit plans other than their fiscal year end, change the measurement date effective for fiscal years ending after December 15, 2008. Effective January 1, 2007, we elected to early adopt the measurement date provision of SFAS No. 158. Adoption of this part of the statement was not material to our financial position and results of operations. See Note 10 to the consolidated financial statements of Tenneco Inc. and Consolidated Subsidiaries included in Item 8.

  LIQUIDITY AND CAPITAL RESOURCES

  Capitalization

                                                       YEAR ENDED
                                                      DECEMBER 31,
                                                    ---------------
                                                     2007     2006    % CHANGE
                                                    ------   ------   --------
                                                            (MILLIONS)
Short-term debt and current maturities............  $   46   $   28      64%
Long-term debt....................................   1,328    1,357      (2)
                                                    ------   ------      --
Total debt........................................   1,374    1,385      (1)
                                                    ------   ------      --
Total minority interest...........................      31       28      11
Shareholders' equity..............................     400      226      77
                                                    ------   ------      --
Total capitalization..............................  $1,805   $1,639      10
                                                    ======   ======      ==



     General. Short-term debt, which includes the current portion of long-term obligations and borrowings by foreign subsidiaries, was $46 million and $28 million as of December 31, 2007 and December 31, 2006, respectively. Borrowings under our revolving credit facilities, which are now classified as long-term debt, were approximately $169 million as of December 31, 2007. There were no borrowings outstanding on our revolving credit facilities as of December 31, 2006.

     The 2007 increase in shareholders' equity primarily resulted from $138 million of translation of foreign balances into U.S. dollars partially offset by a net loss of $5 million. In addition, the implementation of the measurement date provision of SFAS No. 158, additional liability for pension benefits and other transactions contributed $41 million to shareholders' equity. While our book equity balance was small at December 31, 2007, it had no effect on our business operations. We have no debt covenants that are based upon our book equity, and there are no other agreements that are adversely impacted by our relatively low book equity. You should also read Note 5 to the consolidated financial statements Tenneco Inc. and Consolidated Subsidiaries included in Item 8.

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

     On November 20, 2007, we issued $250 million of 8 1/8 percent Senior Notes due November 15, 2015 through a private placement offering. The offering and related transactions were designed to (1) reduce our interest expense and extend the maturity of a portion of our debt (by using the proceeds of the offering to tender for $230 million of our outstanding $475 million 10 1/4 percent senior secured notes due 2013), (2) facilitate the realignment of the ownership structure of some of our foreign subsidiaries and (3) otherwise amend certain of the covenants in the indenture for our 10 1/4 percent senior secured notes to be consistent with those contained in our 8 5/8 percent senior subordinated notes, including conforming the limitation on incurrence of indebtedness and the absence of a limitation on issuances or transfers of restricted subsidiary stock, and make other minor modifications.

     The ownership structure realignment is designed to more effectively align our domestic and foreign assets and revenues with expenses in the appropriate local currencies. Some of the desired results of the realignment will be to allow us to more rapidly use our U.S. net operating losses and reduce our cash tax payments. At present, the ownership structure realignment involves a new European holding company which will own some of our foreign entities. We may alter the components of the realignment from time to time. If market conditions permit in 2008, we may offer debt issued by the new European holding company. The proceeds of that debt would be used to repay any outstanding intercompany debt and, in turn, to fund the redemption of any remaining 10 1/4 percent senior secured notes. This realignment involves utilizing part of our U.S. net operating tax losses. Consequently, we recorded a non-cash charge of $66 million in the fourth quarter of 2007.

     The offering of new notes and related repurchase of our senior secured notes will reduce our annual interest expense by approximately $3 million for 2008 and increased our total debt outstanding to third-parties by approximately $20 million. In connection with the offering and the related repurchase of our senior secured notes, we also recorded non-recurring pre-tax charges related to the tender premium and fees, the write-off of deferred debt issuance costs, and the write-off of previously recognized issuance premium totaling $21 million in the fourth quarter of 2007.

     In March 2007, we refinanced our $831 million senior credit facility. This transaction reduced the interest rates we pay on all portions of the facility. While the total amount of the new senior credit facility is $830 million, approximately the same as the previous facility, we changed the components of the facility to enhance our financial flexibility. We increased the amount of commitments under our revolving loan facility from $320 million to $550 million, reduced the amount of commitments under our tranche B-1 letter of credit/revolving loan facility from $155 million to $130 million and replaced the $356 million term loan B with a $150 million term loan A. As of December 31, 2007, the senior credit facility consisted of a five-year, $150 million term loan A maturing in March 2012, a five-year, $550 million revolving credit facility maturing in March 2012, and a seven-year $130 million tranche B-1 letter of credit/revolving loan facility maturing in March 2014.

     The refinancing of the prior facility allowed us to: (i) amend the consolidated net debt to EBITDA ratio, (ii) eliminate the fixed charge coverage ratio, (iii) eliminate the restriction on capital expenditures, (iv) increase the amount of acquisitions permitted to $250 million, (v) improve the flexibility to repurchase and retire higher cost junior debt, (vi) increase our ability to enter into capital leases, (vii) increase the ability of our foreign subsidiaries to incur debt, (viii) increase our ability to pay dividends and repurchase common stock, (ix) increase our ability to invest in joint ventures,
(x) allow for the increase in the existing tranche B-1 facility and/or the term loan A or the addition of a new term loan of up to $275 million in order to reduce our 10.25 percentage senior secured notes, and (xi) make other modifications.

     Following the refinancing, the term loan A facility is payable in twelve consecutive quarterly installments, commencing June 30, 2009 as follows: $6 million due each of June 30, September 30, December 31, 2009 and March 31, 2010, $15 million due each of June 30, September 30, December 31, 2010 and March 31, 2011, and $17 million due each of June 30, September 30, December 31, 2011 and March 16, 2012. The revolving credit facility requires that any amounts drawn be repaid by March 2012. Prior to that date, funds may be borrowed, repaid and reborrowed under the revolving credit facility without premium or penalty. Letters of credit may be issued under the revolving credit facility.

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

     Senior Credit Facility -- Interest Rates and Fees. Prior to the March 2007 refinancing, borrowings under the term loan B facility and the tranche B-1 letter of credit/revolving loan facility bore interest at an annual rate equal to, at our option, either (i) the London Interbank Offering Rate plus a margin of 200 basis points; or (ii) a rate consisting of the greater of the JP Morgan Chase prime rate or the Federal Funds rate plus 50 basis points, plus a margin of 100 basis points. As of December 31, 2007 borrowings under the term loan A facility and the tranche B-1 letter of credit/revolving loan facility bore interest at an annual rate equal to, at our option, either (i) the London Interbank Offering Rate plus a margin of 150 basis points; or (ii) a rate consisting of the greater of the JP Morgan Chase prime rate or the Federal Funds rate plus 50 basis points, plus a margin of 50 basis points. The interest margin for borrowings under the facilities are subject to adjustment based on the consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA as defined in the senior credit facility agreement). The margin we pay on the term loan A and the tranche B-1 facility is reduced by 25 basis points following each fiscal quarter for which the consolidated net leverage ratio is less than 2.5 beginning in March 2007, and would increase by 25 basis points following each fiscal quarter for which the consolidated net leverage ratio exceeds 3.5. There is no cost to us for issuing letters of credit under the tranche B-1 letter of credit/revolving loan facility, however outstanding letters of credit reduce our availability to borrow revolving loans under this portion of the facility. If a letter of credit issued under this facility is subsequently paid and we do not reimburse the amount paid in full, then a ratable portion of each lender's deposit would be used to fund the letter of credit. We pay the tranche B-1 lenders a fee which is equal to LIBOR plus 150 basis points. This fee is offset by the return on the funds deposited with the administrative agent which earn interest at a per annum rate approximately equal to LIBOR. Outstanding revolving loans reduce the funds on deposit with the administrative agent which in turn reduce the earnings of those deposits and effectively increases our interest expense at a per annum rate equal to LIBOR.

     Prior to the March 2007 refinancing, borrowings under the revolving credit facility bore interest at an annual rate equal to, at our option, either (i) the London Interbank Offering Rate plus a margin of 275 basis points; or (ii) a rate consisting of the greater of the JP Morgan Chase prime rate or the Federal Funds rate plus 37.5 basis points, plus a margin of 175 basis points. As of December 31, 2007 borrowings under the revolving credit facility bore interest at an annual rate equal to, at our option, either (i) the London Interbank Offering Rate plus a margin of 150 basis points; or (ii) a rate consisting of the greater of the JP Morgan Chase prime rate or the Federal Funds rate plus 50 basis points, plus a margin of 50 basis points. Letters of credit issued under the revolving credit facility accrue a letter of credit fee at a per annum rate of 150 basis points for the pro rata account of the lenders under such facility and a fronting fee for the ratable account of the issuers thereof at a per annum rate in an amount to be agreed upon payable quarterly in arrears. We also pay a commitment fee of 35 basis points on the unused portion of the revolving credit facility. The interest margins for borrowings and letters of credit issued under the revolving credit facility are subject to adjustment based on the consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA as defined in the senior credit facility agreement) measured at the end of each quarter. The margin we pay on the revolving credit facility is reduced by 25 basis points and the commitment fee we pay on the revolving credit facility is reduced by 5 basis points following each fiscal quarter for which the consolidated net leverage ratio is less than 2.5 beginning in March 2007. The margin and the commitment fee would increase by 25 basis points and 2.5 basis points, respectively, following each fiscal quarter for which the consolidated net leverage ratio exceeds 3.5.

     Senior Credit Facility -- Other Terms and Conditions. As described above, we are highly leveraged. Our refinanced senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA, as defined in the senior credit facility agreement), and consolidated interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined under the senior credit facility agreement) at the end of each period indicated. Failure to maintain these ratios will result in a default under our senior credit facility, which could result in all amounts due immediately, as well as most of our other debt, being declared immediately due and payable. The financial ratios required under the amended and restated senior credit facility and, the actual ratios we achieved for the four quarters of 2007, are shown in the following tables:

                                                            QUARTER ENDED
                                        -----------------------------------------------------
                                                                     SEPTEMBER      DECEMBER
                                         MARCH 31,      JUNE 30,        30,           31,
                                            2007          2007          2007          2007
                                        -----------   -----------   -----------   -----------
                                        REQ.   ACT.   REQ.   ACT.   REQ.   ACT.   REQ.   ACT.
                                        ----   ----   ----   ----   ----   ----   ----   ----
Leverage Ratio (maximum)..............  4.25   3.27   4.25   2.99   4.25   2.97   4.25   2.53
Interest Coverage Ratio (minimum).....  2.10   3.09   2.10   3.21   2.10   3.35   2.10   3.61



                                                      2008   2009   2010   2011   2012
                                                      REQ.   REQ.   REQ.   REQ.   REQ.
                                                      ----   ----   ----   ----   ----
Leverage Ratio (maximum)............................  4.00   3.75   3.50   3.50   3.50
Interest Coverage Ratio (minimum)...................  2.10   2.25   2.40   2.55   2.75


     The senior credit facility agreement provides the ability to refinance our senior subordinated notes and/or our senior secured notes in an amount equal to the sum of (i) the net cash proceeds of equity issued after the closing date plus (ii) the portion of annual excess cash flow (as defined in the senior credit facility agreement) that is not required to be applied to the payment of the credit facilities and which is not used for other purposes, provided that the amount of the subordinated notes and the aggregate amount of the senior secured notes and the subordinated notes that may be refinanced is capped based upon the pro forma consolidated leverage ratio after giving effect to such refinancing as shown in the following table:

                                                                    AGGREGATE SENIOR AND
                                               SUBORDINATED NOTES     SUBORDINATE NOTE
PROFORMA CONSOLIDATED LEVERAGE RATIO             MAXIMUM AMOUNT        MAXIMUM AMOUNT
------------------------------------           ------------------   --------------------
Greater than or equal to 3.0x................     $ 50 million          $150 million
Greater than or equal to 2.5x................     $100 million          $300 million
  Less than 2.5x.............................     $125 million          $375 million


     In addition, the senior secured notes may be refinanced with (i) the net cash proceeds of incremental facilities and permitted refinancing indebtedness (as defined in the senior credit facility agreement), (ii) the net cash proceeds of any new senior or subordinated unsecured indebtedness, (iii) proceeds of revolving credit loans (as defined in the senior credit facility agreement),
(iv) up to E200 million of unsecured indebtedness of the company's foreign subsidiaries and (v) cash generated by the company's operations.

     The refinanced senior credit facility agreement also contains restrictions on our operations that are customary for similar facilities, including limitations on: (i) incurring additional liens; (ii) sale and leaseback transactions (except for the permitted transactions as described in the amended and restated agreement);

(iii) liquidations and dissolutions; (iv) incurring additional indebtedness or guarantees; (v) investments and acquisitions; (vi) dividends and share repurchases; (vii) mergers and consolidations; and (viii) refinancing of subordinated and 10.25 percent senior secured notes. Compliance with these requirements and restrictions is a condition for any incremental borrowings under the senior credit facility agreement and failure to meet these requirements enables the lenders to require repayment of any outstanding loans. As of December 31, 2007, we were in compliance with all the financial covenants and operational restrictions of the facility.

     Our senior credit facility does not contain any terms that could accelerate the payment of the facility as a result of a credit rating agency downgrade.

     Senior Secured, Senior and Subordinated Notes. Our outstanding debt also includes $245 million of 10 1/4 percent senior secured notes due July 15, 2013, $250 million of 8 1/8 percent senior notes due November 15, 2015, and $500 million of 8 5/8 percent senior subordinated notes due November 15, 2014. We can redeem some or all of the notes at any time after July 15, 2008 in the case of the senior secured notes, November 15, 2009 in the case of the senior subordinated notes and November 15, 2011 in the case of the senior notes. If we sell certain of our assets or experience specified kinds of changes in control, we must offer to repurchase the notes. We are permitted to redeem up to 35 percent of the senior notes with the proceeds of certain equity offerings completed before November 15, 2010.

     Our senior secured, senior and subordinated notes require that, as a condition precedent to incurring certain types of indebtedness not otherwise permitted, our consolidated fixed charge coverage ratio, as calculated on a proforma basis, be greater than 2.00. We have not incurred any of the types of indebtedness not otherwise permitted by the indentures. The indentures also contain restrictions on our operations, including limitations on: (i) incurring additional indebtedness or liens; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; (v) asset sales and (vi) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. In addition, the senior secured notes and related guarantees are secured by second priority liens, subject to specified exceptions, on all of our and our subsidiary guarantors' assets that secure obligations under our senior credit facility, except that only a portion of the capital stock of our subsidiary guarantor's domestic subsidiaries is provided as collateral and no assets or capital stock of our direct or indirect foreign subsidiaries secure the notes or guarantees. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. The senior subordinated notes rank junior in right of payment to our senior credit facility and any future senior debt incurred. As of December 31, 2007, we were in compliance with the covenants and restrictions of these indentures.

     Accounts Receivable Securitization. In addition to our senior credit facility, senior secured notes, senior notes and senior subordinated notes, we also sell some of our accounts receivable on a nonrecourse basis in North America and Europe. In North America, we have an accounts receivable securitization program with two commercial banks. We sell original equipment and aftermarket receivables on a daily basis under this program. We sold accounts receivable under this program of $100 million and $85 million as of December 31, 2007 and 2006, respectively. This program is subject to cancellation prior to its maturity date if we (i) fail to pay interest or principal payments on an amount of indebtedness exceeding $50 million, (ii) default on the financial covenant ratios under the senior credit facility, or (iii) fail to maintain certain financial ratios in connection with the accounts receivable securitization program. In January 2008, this program was renewed for 364 days to January 26, 2009 at a facility size of $120 million. We also sell some receivables in our European operations to regional banks in Europe. As of December 31, 2007, we sold $57 million of accounts receivable in Europe up from $48 million at December 31, 2006. The arrangements to sell receivables in Europe are not committed and can be cancelled at any time. If we were not able to sell receivables under either the North American or European securitization programs, our borrowings under our revolving credit agreements may increase. These accounts receivable securitization programs provide us with access to cash at costs that are generally favorable to alternative sources of financing, and allow us to reduce borrowings under our revolving credit agreements.

     Capital Requirements. We believe that cash flows from operations, combined with available borrowing capacity described above, assuming that we maintain compliance with the financial covenants and other requirements of our loan agreement, will be sufficient to meet our future capital requirements for the following year. Our ability to meet the financial covenants depends upon a number of operational and economic factors, many of which are beyond our control. Factors that could impact our ability to comply with the financial covenants include the rate at which consumers continue to buy new vehicles and the rate at which they continue to repair vehicles already in service, as well as our ability to successfully implement our restructuring plans and offset higher raw material prices. Lower North American vehicle production levels, weakening in the global aftermarket, or a reduction in vehicle production levels in Europe, beyond our expectations, could impact our ability to meet our financial covenant ratios. In the event that we are unable to meet these financial covenants, we would consider several options to meet our cash flow needs. These options could include renegotiations with our senior credit lenders, additional cost reduction or restructuring initiatives, sales of assets or common stock, or other alternatives to enhance our financial and operating position. Should we be required to implement any of these actions to meet our cash flow needs, we believe we can do so in a reasonable time frame.

     Contractual Obligations.

     Our remaining required debt principal amortization and payment obligations under lease and certain other financial commitments as of December 31, 2007, are shown in the following table:

                                                         PAYMENTS DUE IN:
                                        --------------------------------------------------
                                                                           BEYOND
                                        2008   2009   2010   2011   2012    2012     TOTAL
                                        ----   ----   ----   ----   ----   ------   ------
                                                            (MILLIONS)
Obligations:
Revolver borrowings...................  $ --   $ --   $ --   $ --   $ --   $  169   $  169
Senior term loans.....................    --     17     50     66     17       --      150
Senior secured notes..................     2     --     --     --     --      246      248
Senior subordinated notes.............    --     --     --     --     --      500      500
Senior notes..........................    --     --     --     --     --      250      250
Capital leases........................     3      3      3     --     --       --        9
Other subsidiary debt.................     1     --     --     --     --        2        3
Short-term debt.......................    40     --     --     --     --       --       40
                                        ----   ----   ----   ----   ----   ------   ------
  Debt and capital lease obligations..    46     20     53     66     17    1,167    1,369
Operating leases......................    17     14     11      9      5        2       58
Interest payments.....................   110    110    108    104     99      165      696
Capital commitments...................    48     --     --     --     --       --       48
                                        ----   ----   ----   ----   ----   ------   ------
Total Payments........................  $221   $144   $172   $179   $121   $1,334   $2,171
                                        ====   ====   ====   ====   ====   ======   ======



     If we do not maintain compliance with the terms of our senior credit facility, senior secured notes indenture, senior notes indenture and senior subordinated debt indenture described above, all amounts under those arrangements could, automatically or at the option of the lenders or other debt holders, become due. Additionally, each of those facilities contains provisions that certain events of default under one facility will constitute a default under the other facility, allowing the acceleration of all amounts due. We currently expect to maintain compliance with terms of all of our various credit agreements for the foreseeable future.

     Included in our contractual obligations is the amount of interest to be paid on our long-term debt. As our debt structure contains both fixed and variable rate interest debt, we have made assumptions in calculating the amount of the future interest payments. Interest on our senior secured notes, senior subordinated notes, and senior notes is calculated using the fixed rates of 10 1/4 percent, 8 5/8 percent, and 8 1/8 percent respectively. Interest on our variable rate debt is calculated as 150 basis points plus LIBOR of 4.60 percent which was the rate at December 31, 2007. We have assumed that LIBOR will remain unchanged for the outlying years. See

"-- Capitalization." In addition we have included the impact of our interest rate swaps entered into in April 2004, excluding any impact marking the swaps to market may have. See "Interest Rate Risk" below.

     We have also included an estimate of expenditures required after December 31, 2007 to complete the projects authorized at December 31, 2007, in which we have made substantial commitments in connection with purchasing plant, property and equipment for our operations. For 2008, we expect our capital expenditure budget to be $200 million to $220 million.

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

     We have not included material cash requirements for taxes as we are a taxpayer in certain foreign jurisdictions but not domestically. Additionally, it is difficult to estimate taxes to be paid as changes in where we generate income can have a significant impact on future tax payments. We have also not included cash requirements for funding pension and postretirement benefit costs. Based upon current estimates we believe we will be required to make contributions of approximately $39 million to those plans in 2008. Pension and postretirement contributions beyond 2008 will be required but those amounts will vary based upon many factors, including the performance of our pension fund investments during 2008. In addition, we have not included cash requirements for environmental remediation. Based upon current estimates we believe we will be required to spend approximately $11 million over the next 20 to 30 years. However, due to possible modifications in remediation processes and other factors, it is difficult to determine the actual timing of the payments. See
"-- Environmental and Other Matters".

     We occasionally provide guarantees that could require us to make future payments in the event that the third party primary obligor does not make its required payments. We have not recorded a liability for any of these guarantees.

     Additionally, we have from time to time issued guarantees for the performance of obligations by some of our subsidiaries, and some of our subsidiaries have guaranteed our debt. All of our existing and future material domestic wholly-owned subsidiaries fully and unconditionally guarantee our senior credit facility, our senior secured notes, our senior notes and our senior subordinated notes on a joint and several basis. The arrangement for the senior credit facility is also secured by first-priority liens on substantially all our domestic assets and pledges of 66 percent of the stock of certain first-tier foreign subsidiaries. The arrangement for the $245 million senior secured notes is also secured by second-priority liens on substantially all our domestic assets, excluding some of the stock of our domestic subsidiaries. No assets or capital stock of our direct or indirect foreign subsidiaries secure these notes. You should also read Note 13 of the consolidated financial statements of Tenneco Inc. and Consolidated Subsidiaries included in Item 8, where we present the Supplemental Guarantor Condensed Consolidating Financial Statements.

     We have issued guarantees through letters of credit in connection with some obligations of our affiliates. As of December 31, 2007, we have guaranteed $18 million in letters of credit to support some of our subsidiaries' insurance arrangements. In addition, we have issued $13 million in guarantees through letters of credit to guarantee other obligations of subsidiaries primarily related to foreign employee benefit programs, environmental remediation activities, and cash management requirements.

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

     In managing our foreign currency exposures, we identify and aggregate existing offsetting positions and then hedge residual exposures through third-party derivative contracts. The following table summarizes by major currency the notional amounts, weighted average settlement rates, and fair value for foreign currency forward purchase and sale contracts as of December 31, 2007. All contracts in the following table mature in 2008.

                                                                    DECEMBER 31, 2007
                                                 ------------------------------------------------------
                                                   NOTIONAL AMOUNT     WEIGHTED AVERAGE   FAIR VALUE IN
                                                 IN FOREIGN CURRENCY   SETTLEMENT RATES    U.S. DOLLARS
                                                 -------------------   ----------------   -------------
                                                           (MILLIONS EXCEPT SETTLEMENT RATES)
Australian dollars................  --Purchase            13                  .876            $  11
                                    --Sell                (2)                 .876               (2)
British pounds....................  --Purchase             4                 1.987                8
                                    --Sell                (1)                1.987               (2)
European euro.....................  --Purchase             1                 1.464                1
                                    --Sell               (98)                1.461             (143)
South Africa rand.................  --Purchase           409                  .146               60
                                    --Sell               (92)                 .146              (13)
U.S. dollars......................  --Purchase           136                 1.000              136
                                    --Sell               (62)                1.003              (62)
Other.............................  --Purchase           414                  .009                4
                                    --Sell                --                    --               --
                                                                                              -----
                                                                                              $  (2)
                                                                                              =====



     Interest Rate Risk

     Our financial instruments that are sensitive to market risk for changes in interest rates are primarily our debt securities and our interest rate swaps. We use our revolving credit facilities to finance our short-term and long-term capital requirements. We pay a current market rate of interest on these borrowings. Our long-term capital requirements have been financed with long-term debt with original maturity dates ranging from five to ten years. On December 31, 2007, we had $1,010 million in long-term debt obligations that have fixed interest rates. Of that amount, $245 million is fixed through July 2013, $500 million is fixed through November 2014, $250 million is fixed through November 2015, and the remainder is fixed from 2008 through 2025. Of the $245 million, $150 million has been swapped to floating and we also have $169 million in long-term debt obligations outstanding under our senior secured credit facility that are subject to variable interest rates. See Note 5 to the consolidated financial statements of Tenneco Inc. and Consolidated Subsidiaries included in Item 8.

     We estimate that the fair value of our long-term debt at December 31, 2007 was about 99 percent of its book value. A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $2 million after tax, excluding the effect of the interest rate swaps we completed in April 2004. A one percentage point increase or decrease in interest rates on the swaps we completed in April 2004 would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by approximately $1 million after tax, excluding the effect on interest expense of marking the swaps to market.

ENVIRONMENTAL AND OTHER MATTERS

     We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense costs related to an existing environmental condition caused by past operations that do not contribute to current or future revenue generation. We record liabilities when environmental assessments indicate that remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology, and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors. We consider all available evidence including prior experience in remediation of contaminated sites, other companies' cleanup experiences and data released by the United States Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new information. Where future cash flows are fixed or reliably determinable, we have discounted the liabilities. All other environmental liabilities are recorded at their undiscounted amounts. We evaluate recoveries separately from the liability and, when they are assured, recoveries are recorded and reported separately from the associated liability in our consolidated financial statements.

     As of December 31, 2007, we are designated as a potentially responsible party in one Superfund site. Including the Superfund site, we may have the obligation to remediate current or former facilities, and we estimate our share of environmental remediation costs at these facilities to be approximately $11 million. For the Superfund site and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund site, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund site, and of other liable parties at our current and former facilities, has been considered, where appropriate, in our determination of our estimated liability. We believe that any potential costs associated with our current status as a potentially responsible party in the Superfund site, or as a liable party at our current or former facilities, will not be material to our results of operations or consolidated financial position.

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

EMPLOYEE STOCK OWNERSHIP PLANS

     We have established Employee Stock Ownership Plans for the benefit of our employees. Under the plans, subject to limitations in the Internal Revenue Code, participants may elect to defer up to 75 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We currently match in cash 50 percent of each employee's contribution up to eight percent of the employee's salary. In connection with freezing the defined benefit pension plans for nearly all U.S. based salaried and hourly employees effective December 31, 2006, and the related replacement of those defined benefit plans with defined contribution plans, we are making additional contributions to the Employee Stock Ownership Plans. We recorded expense for these matching and defined benefit replacement contributions of approximately $17 million for December 31, 2007 and $7 million for each of the years ended December 31, 2006 and 2005. Matching contributions vest immediately. Defined benefit replacement contributions fully vest on the employee's third anniversary of employment.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The section entitled "Derivative Financial Instruments" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  INDEX TO FINANCIAL STATEMENTS OF TENNECO INC.
                          AND CONSOLIDATED SUBSIDIARIES


                                                                           PAGE
                                                                           ----
Management's Report on Internal Control Over Financial Reporting........     67
Reports of Independent Registered Public Accounting Firm................     69
Statements of income (loss) for each of the three years in the period
  ended December 31, 2007...............................................     72
Balance sheets -- December 31, 2007 and 2006............................     73
Statements of cash flows for each of the three years in the period ended
  December 31, 2007.....................................................     74
Statements of changes in shareholders' equity for each of the three
  years in the period ended December 31, 2007...........................     75
Statements of comprehensive income (loss) for each of the three years in
  the period ended December 31, 2007....................................     76
Notes to financial statements...........................................     77
Schedule II -- Valuation and Qualifying Accounts........................    128

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

     Management assessed the company's effectiveness of internal controls over financial reporting. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

     Based on our assessment we believe that the company's internal control over financial reporting was not effective as a result of the material weakness related to accounting for income taxes as of December 31, 2007.

     A material weakness is a deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Accounting for income taxes was identified as a material weakness as of December 31, 2006. In response to this material weakness, we took substantial actions to strengthen our controls and processes. Despite our efforts, as of December 31, 2007, we believe additional controls are needed related to the oversight and review of tax coordination, documentation and reporting. We did not maintain effective controls over the monitoring of specific balance sheet accounts relating to obligations under a tax sharing agreement with a former subsidiary, the foreign currency valuation of foreign affiliate transactions which are subject to changes in exchange rates, and the accuracy and completeness of the tax components of a foreign affiliate.

     This control deficiency resulted in audit adjustments to the tax accounts for our financial statements as of December 31, 2007, as our internal controls did not operate effectively to detect errors that were or could have been, individually or in the aggregate, material.

     Our internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report, which is included herein.

February 29, 2008

REMEDIATION PLANS FOR A MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     To address the 2006 material weakness related to accounting for income taxes, we took the following actions to strengthen our internal controls over accounting for income taxes including:

     - With the assistance of an outside professional service provider, during the fourth quarter of 2006 we implemented procedures to more effectively and accurately accumulate detailed support for approximately 70 foreign tax basis balance sheets and related processes to quantify deferred tax balances.

     - We changed the tax provision reporting processes (including U.S. federal and state tax provision processes) to improve visibility, timeliness and accuracy, as well as technical support and documentation standards.

     - We reorganized functional responsibilities in the tax department to better control and manage the income tax data that is collected and enhance our current process for completing the provision and performing analysis.

     Despite our efforts, as of December 31, 2007, we encountered errors relating to obligations under a tax sharing agreement with a former subsidiary, the foreign currency valuation of foreign affiliate transactions which are subject to changes in exchange rates, and the accuracy and completeness of the tax components of a foreign affiliate. In addition, we believe additional controls are needed related to the oversight and review of tax coordination, documentation and reporting. As a result of these internal control deficiencies, there is a reasonable possibility that a material misstatement of the our annual and interim income tax provision and tax account balances will not be prevented or detected on a timely basis. Consequently, we concluded that we did not maintain effective controls over the monitoring of income tax accounts. To address the current material weakness in accounting for income taxes, we will undertake the following actions:

     1. We will require that all income tax entries approved for recording at the consolidated level include supporting documentation which will be provided to the local finance personnel with instructions for recording the transactions on the local ledgers.

     2. We will formalize a process for documenting decisions and journal entries made based upon the review of tax packages or any other supporting information provided.

     3. Based on review of each entity's quarterly balance sheet and income tax provision reconciliation, we will identify variances requiring additional balance sheet and income tax provision reconciliations. The tax department will institute a process whereby a member of the tax department will work with the location to review the tax accounting if an analysis of the balance sheet and income tax provision reconciliation identifies multiple and/or significant tax reporting variances requiring further analysis and training.

     4. We will accelerate year end tax analysis and reporting activities to
periods earlier in the year in order   to provide additional analysis and
reconciliation time.

     We are in the process of developing additional remediation plans which will be implemented to address the material weakness in internal controls in accounting for income taxes. Although the remediation plans include accelerating the occurrence of many of the controls to earlier in the year, many of the controls and procedures will only be executed annually during the year-end closing process. Our assessment of the remediation will remain open until that time.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Tenneco Inc.

     We have audited the internal control over financial reporting of Tenneco Inc. and subsidiaries (the "Company") as of December 31, 2007, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

     A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: accounting for income taxes. Specifically, the Company did not maintain effective controls over the monitoring of specific balance sheet accounts relating to obligations under a tax sharing agreement with a former subsidiary, the foreign currency valuation of foreign affiliate transactions which are subject to changes in exchange rates, and the accuracy and completeness of the tax components of a foreign affiliate. In addition, additional controls are needed related to the oversight and review of tax coordination, documentation and reporting. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated balance sheet of the Company as of December 31, 2007 and the related consolidated statements of income (loss), cash flows, changes in shareholders' equity and comprehensive income (loss) and financial statement schedule for the year ended December 31, 2007, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

     In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal
Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2007 and the related consolidated statements of income (loss), cash flows, changes in shareholders' equity and comprehensive income (loss) and financial statement schedule for the year ended December 31, 2007, and our report dated February 29, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company's adoption of the measurement date provisions of Statement of Financial Accounting Standards ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- an amendment of FASB Statements No. 87, 88, 106, and 132(R)" as of January 1, 2007.

DELOITTE & TOUCHE LLP
Chicago, Illinois
February 29, 2008

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Tenneco Inc.

     We have audited the accompanying consolidated balance sheets of Tenneco Inc and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of income (loss), cash flows, changes in shareholders' equity, and comprehensive income (loss) for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

     As discussed in Note 10, effective January 1, 2007, the Company adopted the measurement date provisions of Statement of Financial Accounting Standards ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- an amendment of FASB Statements No. 87, 88, 106, and 132(R)."

     As described in Note 8 to the consolidated financial statements, on January 1, 2006 , the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" and as discussed in Note 1 to the consolidated financial statements, on December 31, 2006, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- an amendment of FASB Statements No. 87, 88, 106 and 132(R)."

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting because of a material weakness.

DELOITTE & TOUCHE LLP
Chicago, Illinois
February 29, 2008

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                           STATEMENTS OF INCOME (LOSS)

                                                          YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------
                                                      2007          2006          2005
                                                  -----------   -----------   -----------
                                                    (MILLIONS EXCEPT SHARE AND PER SHARE
                                                                  AMOUNTS)
REVENUES
  Net sales and operating revenues..............  $     6,184   $     4,682   $     4,440
                                                  -----------   -----------   -----------
COSTS AND EXPENSES
  Cost of sales (exclusive of depreciation and
     amortization shown below)..................        5,210         3,836         3,578
  Engineering, research, and development........          114            88            83
  Selling, general, and administrative..........          399           373           384
  Depreciation and amortization of intangibles..          205           184           177
                                                  -----------   -----------   -----------
                                                        5,928         4,481         4,222
                                                  -----------   -----------   -----------
OTHER INCOME (EXPENSE)
  Loss on sale of receivables...................          (10)           (9)           (6)
  Other income..................................            6             4             5
                                                  -----------   -----------   -----------
                                                           (4)           (5)           (1)
                                                  -----------   -----------   -----------
INCOME BEFORE INTEREST EXPENSE, INCOME TAXES,
  AND MINORITY INTEREST.........................          252           196           217
  Interest expense (net of interest capitalized
     of $6 million, $6 million and $3 million,
     respectively)..............................          164           136           133
  Income tax expense............................           83             5            26
  Minority interest.............................           10             6             2
                                                  -----------   -----------   -----------
NET INCOME (LOSS)...............................  $        (5)  $        49   $        56
                                                  ===========   ===========   ===========
EARNINGS (LOSS) PER SHARE
Average shares of common stock outstanding --
     Basic......................................   45,809,730    44,625,220    43,088,558
     Diluted....................................   45,809,730    46,755,573    45,321,225
Basic earnings (loss) per share of common
  stock -- .....................................  $     (0.11)  $      1.11   $      1.30
Diluted earnings (loss) per share of common
  stock -- .....................................  $     (0.11)  $      1.05   $      1.24


   The accompanying notes to consolidated financial statements are an integral part of these statements of income (loss).

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                 BALANCE SHEETS

                                                                    DECEMBER 31,
                                                                 -----------------
                                                                   2007      2006
                                                                 -------   -------
                                                                     (MILLIONS)
                                      ASSETS
Current assets:
  Cash and cash equivalents....................................  $   188   $   202
  Receivables --
     Customer notes and accounts, net..........................      732       578
     Other.....................................................       25        17
  Inventories..................................................      539       441
  Deferred income taxes........................................       36        51
  Prepayments and other........................................      121       126
                                                                 -------   -------
                                                                   1,641     1,415
                                                                 -------   -------
Other assets:
  Long-term notes receivable, net..............................       19        26
  Goodwill.....................................................      208       203
  Intangibles, net.............................................       26         8
  Deferred income taxes........................................      370       397
  Other........................................................      141       132
                                                                 -------   -------
                                                                     764       766
                                                                 -------   -------
Plant, property, and equipment, at cost........................    2,978     2,643
  Less -- Accumulated depreciation and amortization............   (1,793)   (1,550)
                                                                 -------   -------
                                                                   1,185     1,093
                                                                 -------   -------
                                                                 $ 3,590   $ 3,274
                                                                 =======   =======

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current maturities of long-term
     debt).....................................................  $    46   $    28
  Trade payables...............................................      987       781
  Accrued taxes................................................       41        49
  Accrued interest.............................................       22        33
  Accrued liabilities..........................................      213       194
  Other........................................................       49        34
                                                                 -------   -------
                                                                   1,358     1,119
                                                                 -------   -------
Long-term debt.................................................    1,328     1,357
                                                                 -------   -------
Deferred income taxes..........................................      114       107
                                                                 -------   -------
Postretirement benefits........................................      288       350
                                                                 -------   -------
Deferred credits and other liabilities.........................       71        87
                                                                 -------   -------
Commitments and contingencies Minority interest................       31        28
                                                                 -------   -------
Shareholders' equity:
  Common stock.................................................       --        --
  Premium on common stock and other capital surplus............    2,800     2,790
  Accumulated other comprehensive loss.........................      (73)     (252)
  Retained earnings (accumulated deficit)......................   (2,087)   (2,072)
                                                                 -------   -------
                                                                     640       466
  Less -- Shares held as treasury stock, at cost...............      240       240
                                                                 -------   -------
                                                                     400       226
                                                                 -------   -------
                                                                 $ 3,590   $ 3,274
                                                                 =======   =======



   The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS


                                                              YEAR ENDED DECEMBER
                                                                      31,
                                                             ---------------------
                                                              2007    2006    2005
                                                             -----   -----   -----
                                                                   (MILLIONS)
OPERATING ACTIVITIES
Net income (loss)..........................................  $  (5)  $  49   $  56
Adjustments to reconcile net income (loss) to cash provided
  by operating activities --
  Depreciation and amortization of other intangibles.......    205     184     177
  Stock-based compensation.................................      9       7       3
  Deferred income taxes....................................     25     (41)      1
  Loss on sale of assets...................................      8       3       3
  Changes in components of working capital (net of
     acquisition) --
     (Increase) decrease in receivables....................   (117)    (24)    (86)
     (Increase) decrease in inventories....................    (66)    (57)      6
     (Increase) decrease in prepayments and other current
       assets..............................................     15     (25)      4
     Increase (decrease) in payables.......................    123      92      (9)
     Increase (decrease) in accrued taxes..................    (25)     15      13
     Increase (decrease) in accrued interest...............    (10)      2       4
     Increase (decrease) in other current liabilities......     24       3     (27)
  Other....................................................    (21)     (5)    (22)
                                                             -----   -----   -----
Net cash provided by operating activities..................    165     203     123
                                                             -----   -----   -----
INVESTING ACTIVITIES
Proceeds from sale of assets...............................     10      17       4
Cash payments for plant, property, and equipment...........   (177)   (177)   (140)
Cash payments for software related intangible assets.......    (19)    (13)    (14)
Cash payment for net assets purchased......................    (16)     --      --
Acquisition of businesses (net of cash acquired)...........     --      --     (14)
Investments and other......................................     --       1      --
                                                             -----   -----   -----
Net cash used by investing activities......................   (202)   (172)   (164)
                                                             -----   -----   -----
FINANCING ACTIVITIES
Issuance of common shares..................................      8      17       7
Issuance of long-term debt.................................    400      --       1
Debt issuance costs on long-term debt......................    (11)     --      --
Retirement of long-term debt...............................   (591)     (4)    (45)
Net increase (decrease) in revolver borrowings and short-
  term debt excluding current maturities of long-term
  debt.....................................................    183       3       9
Distribution to minority interest partners.................     (6)     (4)     --
                                                             -----   -----   -----
Net cash provided (used) by financing activities...........    (17)     12     (28)
                                                             -----   -----   -----
Effect of foreign exchange rate changes on cash and cash
  equivalents..............................................     40      18      (4)
                                                             -----   -----   -----
Increase (decrease) in cash and cash equivalents...........    (14)     61     (73)
Cash and cash equivalents, January 1.......................    202     141     214
                                                             -----   -----   -----
Cash and cash equivalents, December 31 (Note)..............  $ 188   $ 202   $ 141
                                                             =====   =====   =====
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for interest.....................  $ 177   $ 137   $ 126
Cash paid during the year for income taxes (net of
  refunds).................................................  $  60   $  26   $  23
NON-CASH INVESTING AND FINANCING ACTIVITIES
Retirement of obligation and exchange of property..........  $  --   $  --   $  (2)
Period ended balance of payables for plant, property, and
  equipment................................................  $  40   $  18   $  25


----------

Note: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

   The accompanying notes to consolidated financial statements are an integral part of these statements of cash flows.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                        YEAR ENDED DECEMBER 31,
                                     -------------------------------------------------------------
                                             2007                 2006                 2005
                                     -------------------  -------------------  -------------------
                                       SHARES     AMOUNT    SHARES     AMOUNT    SHARES     AMOUNT
                                     ----------  -------  ----------  -------  ----------  -------
                                                    (MILLIONS EXCEPT SHARE AMOUNTS)
COMMON STOCK
Balance January 1..................  47,085,274  $    --  45,544,668  $    --  44,275,594  $    --
  Issued (Reacquired) pursuant to
     benefit plans.................     209,558       --    (104,240)      --     283,797       --
  Stock options exercised..........     597,700       --   1,644,846       --     985,277       --
                                     ----------  -------  ----------  -------  ----------  -------
Balance December 31................  47,892,532       --  47,085,274       --  45,544,668       --
                                     ==========  =======  ==========  =======  ==========  =======
PREMIUM ON COMMON STOCK AND OTHER
  CAPITAL SURPLUS
Balance January 1..................                2,790                2,776                2,765
  Premium on common stock issued
     pursuant to benefit plans.....                   10                   14                   11
                                                 -------              -------              -------
Balance December 31................                2,800                2,790                2,776
                                                 -------              -------              -------
ACCUMULATED OTHER COMPREHENSIVE
  LOSS
Balance January 1..................                 (252)                (281)                (184)
  Adoption of Statement of
     Financial Accounting Standard
     (SFAS) No. 158, net of tax....                   --                  (59)                  --
  Other comprehensive income
     (loss)........................                  179                   88                  (97)
                                                 -------              -------              -------
Balance December 31................                  (73)                (252)                (281)
                                                 -------              -------              -------
RETAINED EARNINGS (ACCUMULATED
  DEFICIT)
Balance January 1..................               (2,072)              (2,118)              (2,171)
  Net income (loss)................                   (5)                  49                   56
  Measurement date implementation
     of SFAS No. 158, net of tax...                   (8)                  --                   --
  Other............................                   (2)                  (3)                  (3)
                                                 -------              -------              -------
Balance December 31................               (2,087)              (2,072)              (2,118)
                                                 -------              -------              -------
LESS -- COMMON STOCK HELD AS
  TREASURY STOCK, AT COST
Balance January 1 and December 31..   1,294,692      240   1,294,692      240   1,294,692      240
                                     ==========  -------  ==========  -------  ==========  -------
  Total............................              $   400              $   226              $   137
                                                 =======              =======              =======



   The accompanying notes to consolidated financial statements are an integral part of these statements of changes in shareholders' equity.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                    STATEMENTS OF COMPREHENSIVE INCOME (LOSS)


                                                                YEAR ENDED DECEMBER 31,
                              ------------------------------------------------------------------------------------------
                                           2007                           2006                          2005
                              ------------------------------  ----------------------------  ----------------------------
                               ACCUMULATED                     ACCUMULATED                   ACCUMULATED
                                  OTHER                           OTHER                         OTHER
                              COMPREHENSIVE    COMPREHENSIVE  COMPREHENSIVE  COMPREHENSIVE  COMPREHENSIVE  COMPREHENSIVE
                                  INCOME           INCOME         INCOME         INCOME         INCOME         INCOME
                                  (LOSS)           (LOSS)         (LOSS)         (LOSS)         (LOSS)         (LOSS)
                              -------------    -------------  -------------  -------------  -------------  -------------
                                                                      (MILLIONS)
NET INCOME (LOSS)...........                        $ (5)                         $ 49                          $ 56
                                                    ----                          ----                          ----
ACCUMULATED OTHER
  COMPREHENSIVE INCOME
  (LOSS)
CUMULATIVE TRANSLATION
  ADJUSTMENT
  Balance January 1.........      $ (53)                          $(149)                        $ (62)
     Translation of foreign
       currency statements..        138              138             96             96            (87)           (87)
                                  -----                           -----                         -----
  Balance December 31.......         85                             (53)                         (149)
                                  -----                           -----                         -----
  ADDITIONAL LIABILITY FOR
     PENSION BENEFITS
  Balance January 1.........       (199)                           (132)                         (122)
     Additional liability
       for pension
       benefits.............         27               27             (5)            (5)           (16)           (16)
     Measurement date
       implementation of
       SFAS No. 158, net of
       tax..................         14               14             --             --             --             --
     Income tax benefit.....         --               --             --             --              6              6
     Deferred tax valuation
       allowance
       adjustment...........         --               --             (3)            (3)            --             --
                                  -----                           -----                         -----
  Balance December 31.......       (158)                           (140)                         (132)
                                  -----                           -----                         -----
  ADOPTION OF SFAS NO. 158,
     NET OF TAX.............         --               --            (59)            --             --             --
                                  -----                           -----                         -----
Balance December 31.........      $ (73)                          $(252)                        $(281)
                                  =====             ----          =====           ----          =====           ----
Other comprehensive income
  (loss)....................                         179                            88                           (97)
                                                    ----                          ----                          ----
COMPREHENSIVE INCOME
  (LOSS)....................                        $174                          $137                          $(41)
                                                    ====                          ====                          ====




The accompanying notes to consolidated financial statements are an integral part of these
                   statements of comprehensive income (loss).

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF ACCOUNTING POLICIES

  Consolidation and Presentation

     Our consolidated financial statements include all majority-owned subsidiaries. We carry investments in 20 percent to 50 percent owned companies as an equity method investment, at cost plus equity in undistributed earnings since the date of acquisition and cumulative translation adjustments. We have eliminated all significant intercompany transactions.

  Sales of Accounts Receivable

     We entered into an agreement to sell an interest in some of our U.S. trade accounts receivable to a third party. Receivables become eligible for the program on a daily basis, at which time the receivables are sold to the third party, net of a factoring discount, through a wholly-owned subsidiary. Under this agreement, as well as individual agreements with third parties in Europe, we sell accounts receivable throughout the year. As of December 31, 2007, 2006, and 2005, we have sold accounts receivables of $157 million, $133 million and $129 million, respectively. We recognized losses of approximately $10 million, $9 million and $6 million during 2007, 2006, and 2005, respectively, on these sales of trade accounts receivable, representing the discount from book values at which these receivables were sold to the third party. The discount rate varies based on funding cost incurred by the third party, and it averaged six percent during 2007. We retained ownership of the remaining interest in the pool of receivables not sold to the third party. The retained interest represents a credit enhancement for the program. We value the retained interest based upon the amount we expect to collect from our customers, which approximates book value.

  Inventories

     At December 31, 2007 and 2006, inventory by major classification was as follows:

                                                              2007   2006
                                                              ----   ----
                                                               (MILLIONS)
Finished goods..............................................  $212   $193
Work in process.............................................   175     90
Raw materials...............................................   111    122
Materials and supplies......................................    41     36
                                                              ----   ----
                                                              $539   $441
                                                              ====   ====



     Our inventories are stated at the lower of cost or market value using the first-in, first-out ("FIFO") or average cost methods.

  Goodwill and Intangibles, net

     As required by Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," each year in the fourth quarter, or more frequently if events indicate it is warranted, we compare the estimated fair value of our reporting units with goodwill to the carrying value of the unit's assets and liabilities to determine if impairment exists within the recorded balance of goodwill. Inherent in this calculation is the use of estimates as the fair value of our designated reporting units is based upon the present value of our expected future cash flows. In addition, our calculation includes our best estimate of our weighted average cost of capital and growth rate. If the calculation results in a fair value of the reporting unit which is less than its book value, a goodwill impairment charge would be recorded in the operating results of the impaired reporting unit. We also evaluate the carrying value of our intangible assets with indefinite lives by comparing it to their estimated fair value. If the carrying value exceeds the estimated fair value, we would record an impairment charge.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

     The changes in the net carrying amount of goodwill for the twelve months ended December 31, 2007, are as follows:

                                                          EUROPE,
                                              NORTH    SOUTH AMERICA     ASIA
                                             AMERICA     AND INDIA     PACIFIC   TOTAL
                                             -------   -------------   -------   -----
                                                              (MILLIONS)
Balance at December 31, 2006...............    $138         $56          $ 9      $203
Translation adjustments....................      --           4            1         5
                                               ----         ---          ---      ----
Balance at December 31, 2007...............    $138         $60          $10      $208
                                               ====         ===          ===      ====



     We have capitalized certain intangible assets, primarily trademarks and patents, based on their estimated fair value at the date we acquired them. We amortize these intangible assets on a straight-line basis over periods ranging from five to 30 years. Amortization of intangibles amounted to $1 million in 2007, and less than $1 million in 2006 and 2005, and is included in the statements of income caption "Depreciation and amortization of other intangibles." The carrying amount and accumulated amortization are as follows:

                                        DECEMBER 31, 2007               DECEMBER 31, 2006
                                  -----------------------------   -----------------------------
                                  GROSS CARRYING    ACCUMULATED   GROSS CARRYING    ACCUMULATED
                                       VALUE       AMORTIZATION        VALUE       AMORTIZATION
                                  --------------   ------------   --------------   ------------
                                            (MILLIONS)                      (MILLIONS)
Amortized Intangible Assets
  Customer contract.............        $ 8             $(1)            $ 6             $--
  Patents.......................          3              (2)              3              (2)
  Noncompete covenants..........         --              --              --              --
  Trademarks....................         --              --               1              (1)
  Technology rights & capital
     subsidies..................         20              (2)              2              (1)
                                        ---             ---             ---             ---
  Total.........................        $31             $(5)            $12             $(4)
                                        ===             ===             ===             ===



     Estimated amortization of intangible assets over the next five years is expected to be $2 million each year. During 2007, we spent $16 million to acquire Combustion Components Associates' ELIM-NOx(TM) technology which we will begin to amortize in 2008.

  Plant, Property, and Equipment, at Cost

     At December 31, 2007 and 2006, plant, property, and equipment, at cost, by major category were as follows:

                                                             2007     2006
                                                            ------   ------
                                                               (MILLIONS)
Land, buildings, and improvements.........................  $  496   $  432
Machinery and equipment...................................   2,288    2,027
Other, including construction in progress.................     194      184
                                                            ------   ------
                                                            $2,978   $2,643
                                                            ======   ======



     We depreciate these properties excluding land on a straight-line basis over the estimated useful lives of the assets. Useful lives range from 10 to 50 years for buildings and improvements and from three to 25 years for machinery and equipment.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  Notes and Accounts Receivable and Allowance for Doubtful Accounts

     Short and long-term notes receivable outstanding were $23 million and $29 million at December 31, 2007 and 2006, respectively. The allowance for doubtful accounts on short-term and long-term notes receivable was $3 million at December 31, 2007, and $3 million at December 31, 2006.

     At December 31, 2007 and 2006, the allowance for doubtful accounts on short-term and long-term accounts receivable was $22 million and $20 million, respectively.

  Pre-production Design and Development and Tooling Assets

     We expense pre-production design and development costs as incurred unless we have a contractual guarantee for reimbursement from the original equipment customer. We had long-term receivables of $20 million and $22 million on the balance sheet at December 31, 2007 and 2006, respectively, for guaranteed pre-production design and development reimbursement arrangements with our customers. In addition, plant, property and equipment includes $62 million and $63 million at December 31, 2007 and 2006, respectively, for original equipment tools and dies that we own, and prepayments and other includes $33 million and $38 million at December 31, 2007 and 2006, respectively, for in-process tools and dies that we are building for our original equipment customers.

  Internal Use Software Assets

     We capitalize certain costs related to the purchase and development of software that we use in our business operations. We amortize the costs attributable to these software systems over their estimated useful lives, ranging from three to 12 years, based on various factors such as the effects of obsolescence, technology, and other economic factors. Capitalized software development costs, net of amortization, were $86 million and $81 million at December 31, 2007 and 2006, respectively, and are recorded in other long-term assets. Amortization of software development costs was approximately $21 million, $17 million and $16 million for the years ended December 31, 2007, 2006 and 2005, respectively, and is included in the statements of income caption "Depreciation and Amortization of other intangibles." Additions to capitalized software development costs, including payroll and payroll-related costs for those employees directly associated with developing and obtaining the internal use software, are classified as investing activities in the statements of cash flows.

  Income Taxes

     We have a U.S. Federal tax net operating loss carryforward ("NOL") at December 31, 2007, of $518 million, which will expire in varying amounts from 2020 to 2027. The federal tax effect of that NOL is recorded as a deferred tax asset on our balance sheet for $181 million and $209 million at December 31, 2007 and 2006, respectively. We also have state NOL carryforwards at December 31, 2007 of $767 million, which will expire in various years through 2027. The tax effect of the state NOL, net of a valuation allowance, is recorded as a deferred tax asset on our balance sheet for $40 million and $29 million at December 31, 2007 and 2006, respectively. We estimate, based on available evidence both positive and negative, that it is more likely than not that we will utilize these NOLs within the prescribed carryforward period. That estimate is based upon our expectations regarding future taxable income of our U.S. operations and the implementation of available tax planning strategies that accelerate usage of the NOL. Circumstances that could change that estimate include future U.S. earnings at lower than expected levels or a majority ownership change as defined in the rules of the U.S. tax law. If that estimate changed, we would be required to cease recognizing an income tax benefit for any new NOL and could be required to record a reserve for some or all of the asset currently recorded on our balance sheet.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  Revenue Recognition

     We recognize revenue for sales to our original equipment and aftermarket customers when title and risk of loss passes to the customers under the terms of our arrangements with those customers, which is usually at the time of shipment from our plants or distribution centers. In connection with the sale of exhaust systems to certain original equipment manufacturers, we purchase catalytic converters and diesel particulate filters or components thereof including precious metals ("substrates") on behalf of our customers which are used in the assembled system. These substrates are included in our inventory and "passed through" to the customer at our cost, plus a small margin, since we take title to the inventory and are responsible for both the delivery and quality of the finished product. Revenues recognized for substrate sales were $1,673 million, $927 million and $681 million in 2007, 2006 and 2005, respectively. For our aftermarket customers, we provide for promotional incentives and returns at the time of sale. Estimates are based upon the terms of the incentives and historical experience with returns. Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis. Shipping and handling costs billed to customers are included in revenues and the related costs are included in cost of sales in our Statements of Income (Loss).

  Warranty Reserves

     Where we have offered product warranty, we also provide for warranty costs. Those estimates are based upon historical experience and upon specific warranty issues as they arise. While we have not experienced any material differences between these estimates and our actual costs, it is reasonably possible that future warranty issues could arise that could have a significant impact on our consolidated financial statements.

  Earnings Per Share

     We compute basic earnings per share by dividing income available to common shareholders by the weighted-average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that we adjust the weighted-average number of shares outstanding to include estimates of additional shares that would be issued if potentially dilutive common shares had been issued. In addition, we adjust income available to common shareholders to include any changes in income or loss that would result from the assumed issuance of the dilutive common shares. Due to the net loss for the year ended December 31, 2007, the calculation of diluted earnings per share does not include the dilutive effect from shares of restricted stock and stock options. See Note 8 to the consolidated financial statements of Tenneco Inc. and Consolidated Subsidiaries.

  Engineering, Research and Development

     We expense engineering, research, and development costs as they are incurred. Engineering, research and development expenses were $114 million for 2007, $88 million for 2006 and $83 million for 2005, net of reimbursements from our customers. Of these amounts, $18 million in 2007, $13 million in 2006 and $11 million in 2005 relate to research and development, which includes the research, design, and development of a new unproven product or process. Additionally, $59 million, $45 million and $47 million of engineering, research, and development expense for 2007, 2006, and 2005, respectively, relates to improvements and enhancements to existing products and processes. The remainder of the expenses in each year relate to engineering costs we incurred for application of existing products and processes to vehicle platforms. Further, our customers reimburse us for engineering, research, and development costs on some platforms when we prepare prototypes and incur costs before platform awards. Our engineering research and development expense for 2007, 2006, and 2005 has been reduced by $72 million, $61 million and $51 million, respectively, for these reimbursements.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  Foreign Currency Translation

     We translate the consolidated financial statements of foreign subsidiaries into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted-average exchange rate for revenues and expenses in each period. We record translation adjustments for those subsidiaries whose local currency is their functional currency as a component of accumulated other comprehensive loss in shareholders' equity. We recognize transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency in earnings as incurred, except for those transactions which hedge purchase commitments and for those intercompany balances which are designated as long-term investments. Net income included foreign currency transaction gains of $15 million in 2007 and losses of $8 million and $5 million in 2006 and 2005, respectively.

  Risk Management Activities

     We use derivative financial instruments, principally foreign currency forward purchase and sale contracts with terms of less than one year, to hedge our exposure to changes in foreign currency exchange rates, and interest rate swaps to manage our exposure to changes in interest rates. Our primary exposure to changes in foreign currency rates results from intercompany loans made between affiliates to minimize the need for borrowings from third parties. Net gains or losses on these foreign currency exchange contracts that are designated as hedges are recognized in the income statement to offset the foreign currency gain or loss on the underlying transaction. From time to time we may enter into foreign currency forward purchase and sale contracts to mitigate our exposure to changes in exchange rates on some intercompany and third party trade receivables and payables. Since these anticipated transactions are not firm commitments, we mark these forward contracts to market each period and record any gain or loss in the income statement. We recognize the after-tax net gains or losses on these contracts on the accrual basis in the balance sheet caption "Accumulated other comprehensive loss." In the statement of cash flows, cash receipts or payments related to these exchange contracts are classified consistent with the cash flows from the transaction being hedged.

     We do not enter into derivative financial instruments for speculative purposes.

  Changes in Accounting Pronouncements

     In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 140-3, "Accounting for Transfers of Financial Assets and Repurchase Financing Transactions". FSP 140-3 provides guidance on accounting for a transfer of a financial asset and a repurchase financing which is a repurchase agreement that relates to a previously transferred financial asset between the same counterparties that is entered into contemporaneously with, or in contemplation of, the initial transfer. FSP 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We are evaluating FSP 140-3 to determine the effect on our financial statements and related disclosures.

     In February 2008, the FASB issued FSP 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13". FSP 157-1 provides a scope exception to SFAS No. 157 which does not apply under Statement 13 and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. FSP 157-1 is effective upon the initial adoption of SFAS No. 157. We do not expect the adoption of FSP 157-1 to have a material impact to our consolidated financial statements.

     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" (SFAS No. 141(R)). SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, contractual contingencies and any noncontrolling interest in the acquiree at the acquisition date at their fair

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES values as of that date. SFAS No. 141(R) provides guidance on the accounting for acquisition-related costs, restructuring costs related to the acquisition and the measurement of goodwill and a bargain purchase. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after December 15, 2008. We do not expect the adoption of this statement to have a material impact to our consolidated financial statements.

     In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51." SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarified that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements, establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that does not result in deconsolidation and provides for expanded disclosure in the consolidated financial statements relating to the interests of the parent's owners and the interests of the noncontrolling owners of the subsidary. SFAS No. 160 applies prospectively (except for the presentation and disclosure requirements) for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. The presentation and disclosure requirements will be applied retrospectively for all periods presented. We are evaluating this statement to determine the effect on our financial statements and related disclosures.

     In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulleting No. 110 (SAB 110). SAB 110 amends and replaces Question 6 of Section D.2 Topic 14, "Share-Based Payment." Question 6 of Topic 14:D.2 (as amended) expresses the views of the staff regarding the use of a "simplified" method in developing an estimate of the expected term of "plain vanilla" share options in accordance with SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123(R)). SAB 110 is effective January 1, 2008. The adoption of SAB 110 will have no impact to our consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement." This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued FSP 157-2, "Effective Date of FASB Statement No. 157," which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We do not expect the adoption of this statement to have a material impact to our consolidated financial statements.

     In June 2007, the Emerging Issues Task Force (EITF) issued EITF 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF 06-11 provides the final consensus on the application of paragraphs 62 and 63 of SFAS No. 123(R) on the accounting for income tax benefits relating to the payment of dividends on equity-classified employee share-based payment awards that are charged to retained earnings. EITF 06-11 affirms that the realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in-capital. Additionally, EITF 06-11 provides guidance on the amount of tax benefits from dividends that are reclassified from additional paid-in-capital to the income statement when an entity's estimate of forfeitures changes. EITF 06-11 is effective prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007. We do not expect the adoption of EITF 06-11 to have a material impact on our consolidated financial statements.

     In June 2007, the EITF issued EITF 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities." EITF 07-3 requires the deferral and capitalization of nonrefundable advance payments for goods or services that an entity will use in research and development activities pursuant to an executory contractual agreement. Expenditures which are capitalized

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES under EITF 07-3 should be expensed as the goods are delivered or the related services are performed. EITF 07-3 is effective prospectively for fiscal years beginning after December 15, 2007 and interim periods within those fiscal years. EITF 07-3 is applicable to new contracts entered into after the effective date of this Issue. We do not expect the adoption of EITF 07-3 to have a material impact on our consolidated financial statements.

     In May 2007, the FASB issued Interpretation No. 48-1, "Definition of Settlement in FASB Interpretation No. 48" (FIN 48-1). FIN 48-1 is effective for fiscal years beginning after December 15, 2006 and provides guidance on how a reporting entity should determine when a tax position is effectively settled. We began applying FIN 48-1 in the second quarter. The adoption of FIN 48-1 did not have a material impact to our consolidated financial statements and related disclosures. See Note 7 to the consolidated financial statements of Tenneco Inc. and Consolidated Subsidiaries included in Item 8.

     In April 2007, the FASB issued Interpretation No. 39-1, "Amendment of FASB Interpretation No. 39" (FIN 39-1). This amendment allows a reporting entity to offset fair value amounts recognized for derivative instruments with fair value amounts recognized for the right to reclaim or realize cash collateral. Additionally, this amendment requires disclosure of the accounting policy on the reporting entity's election to offset or not offset amounts for derivative instruments. FIN 39-1 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of FIN 39-1 to have a material impact on our consolidated financial statements.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This statement permits companies to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning on or after November 15, 2007. We do not believe the statement will have a material effect on our consolidated financial statements and related disclosures.

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

     In addition, SFAS No. 158 requires that companies using a measurement date for their defined benefit pension plans and other postretirement benefit plans other than their fiscal year end, change the measurement date effective for fiscal years ending after December 15, 2008. Effective January 1, 2007, we elected to early adopt the measurement date provision of SFAS No. 158. Adoption of this part of the statement was not material to our financial position and results of operations. See Note 10 to the consolidated financial statements of Tenneco Inc. and Consolidated Subsidiaries included in Item 8.

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include, among others allowances for doubtful receivables, promotional and product returns, pension and post-retirement benefit plans, income taxes, and contingencies. These items are covered in more detail elsewhere in Note 1, Note 7, Note 10, and Note 12 of the consolidated financial statements of Tenneco Inc. and Consolidated Subsidiaries. Actual results could differ from those estimates.

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

     Our recent restructuring activities began in the fourth quarter of 2001, when our Board of Directors approved a restructuring plan, a project known as Project Genesis, which was designed to lower our fixed costs, relocate capacity, reduce our work force, improve efficiency and utilization, and better optimize our global footprint. We have subsequently engaged in various other restructuring projects related to Project Genesis. We incurred $27 million in restructuring and restructuring-related costs during 2006, of which $23 million was recorded in cost of sales and $4 million was recorded in selling, general and administrative expense. In 2007, we incurred $25 million in restructuring and restructuring-related costs of which $22 million was recorded in cost of sales, $2 million of which related to a charge for asset impairments for the plant closure in France and $3 million was recorded in selling, general and administrative expense. At December 31, 2007, our restructuring reserve balance was $18 million, of which, $15 million relates to our remaining obligations for the Wissembourg, France plant closure. Since Project Genesis was initiated, we have incurred costs of $155 million through December 31, 2007.

     Under the terms of our amended and restated senior credit agreement that took effect on March 16, 2007, we are allowed to exclude $80 million of cash charges and expenses, before taxes, related to cost reduction initiatives excluding any charge for asset impairments incurred after March 16, 2007 from the calculation of the financial covenant ratios required under our senior credit facility. As of December 31, 2007, we have excluded $23 million in allowable charges relating to restructuring initiatives against the $80 million available under the terms of the March 2007 amended and restated senior credit facility.

     In addition to the announced actions, we will continue to evaluate additional opportunities and expect that we will initiate actions that will reduce our costs through implementing the most appropriate and efficient logistics, distribution and manufacturing footprint for the future. We expect to continue to undertake additional restructuring actions as deemed necessary, however, there can be no assurance we will undertake such actions. Actions that we take, if any, will require the approval of our Board of Directors, or its authorized committee. We plan to conduct any workforce reductions that result in compliance with all legal and contractual requirements including obligations to consult with workers' councils, union representatives and others.

3. ACQUISITIONS

     In September 2007, we completed the acquisition of Combustion Components Associates' ELIM-NOx(TM) technology for $16 million. The acquisition included a complete reactant dosing system design and associated intellectual property including granted patents and patent applications yet to be granted for selective catalytic reduction emission control systems that reduce emissions of oxides of nitrogen from diesel powered vehicles. The technology can be used for both urea and hydrocarbon injection. We have recorded the acquisition as part

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES of intangible assets on our balance sheet. The final allocation of the purchase price for the assets will be completed in the first quarter of 2008.

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

4. RESTATEMENT

     Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2006, we determined that an error existed in our consolidated financial statements relating to our accounting for three interest rate swaps. The error did not change the underlying economics of the transaction and had no effect on our cash flow or liquidity.

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

     As a result, we determined that these transactions do not meet the requirements for hedge accounting treatment under SFAS No. 133 and we corrected our past accounting for the swaps as hedges. Therefore, we recorded the changes in the fair value of the interest rate swaps as increases or decreases to interest expense in each period since we entered into them, instead of recording the changes in fair value as an offset to the underlying debt.

     In connection with the restatement, we requested and received from the lenders under the senior credit facility a waiver of any default or event of default that would otherwise have arisen because our prior consolidated financial statements could no longer be relied upon.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  Other restatement adjustments

     We also corrected other errors as part of this restatement that we originally determined to be immaterial, individually and in the aggregate, to our consolidated financial statements. In addition, we have conducted a detailed reconciliation of our deferred income tax balances. The corrections include the following:

          Stock option expense -- We moved the fourth quarter 2006 expense related to past administration of stock options to the periods to which the charges relate. In certain years our administrative procedures for determining the final allocation of the options granted to middle management were not finalized until after the Board approved the grants and set the exercise price. During certain years, at the time the administrative procedures were completed, the market value of the option was greater than the grant price. As a result, we are required to recognize expense for the difference in price. Approximately $1 million of expense was recorded in periods prior to 2006.

          Currency gains and losses -- In the second quarter of 2005, we recorded an expense to correct a system error in calculating realized and unrealized currency gains and losses. We have moved this expense from the second quarter of 2005 and recorded the expense in the periods to which it relates. Approximately $2 million was recorded in the fourth quarter of 2004 and $1 million was recorded in the first quarter of 2005.

          Deferred income taxes -- As part of our efforts to improve our internal control environment surrounding accounting for income taxes, we undertook a detailed reconciliation of deferred tax balances. As a result, we recorded a net increase of approximately $16 million in our net deferred tax assets. This tax adjustment recognized historical book to tax basis differences identified in the reconciliation including depreciation, property transfers and disposals, and state income taxes. A substantial portion of the adjustment also relates to the 1999 spin-off of our former packaging subsidiary now known as Pactiv, Inc., a 1996 acquisition and a 1994 U.K. business restructuring.

          Fees on Receivables Sold -- We corrected the classification of costs associated with our European receivables sale program. These costs were recorded in interest expense and selling, general and administrative expenses and should have been recorded in other income and expense. This change reduced interest expense by $1 million in each of the years ended December 31, 2006 and 2005 and selling, general and administrative expense by $2 million in each of the years ended December 31, 2006 and 2005, with a corresponding increase in other expense. This represents the discount from book values at which these receivables were sold to the third party. This adjustment did not impact net income.

     As a result, we filed restated financial statements for the year ended December 31, 2006 on Form 10-K/A on August 14, 2007.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

5. LONG-TERM DEBT, SHORT-TERM DEBT, AND FINANCING ARRANGEMENTS

  Long-Term Debt

     A summary of our long-term debt obligations at December 31, 2007 and 2006, is set forth in the following table:

                                                             2007     2006
                                                            ------   ------
                                                               (MILLIONS)
Tenneco Inc. --
Revolver borrowings due 2012, average effective interest
  rate 5.8% in 2007.......................................  $  169   $   --
Senior Term Loans due 2012, average effective interest
  rate 7.2% in 2007 and 7.1% in 2006......................     150      356
  10 1/4% Senior Secured Notes due 2013, including
     unamortized premium..................................     250      488
  8 5/8% Senior Subordinated Notes due 2014...............     500      500
  8 1/8% Senior Notes due 2015............................     250       --
  Debentures due 2008 through 2025, average effective
     interest rate 9.3% in both 2007 and 2006.............       3        3
  Notes due 2007, average effective interest rate 7.5% in
     both 2007 and 2006...................................      --        2
Other subsidiaries -- Notes due 2008 through 2016, average
  effective interest rate 4.6% in 2007 and 4.0% in 2006...      12       14
                                                            ------   ------
                                                             1,334    1,363
Less -- current maturities................................       6        6
                                                            ------   ------
Total long-term debt......................................  $1,328   $1,357
                                                            ======   ======



     The aggregate maturities and sinking fund requirements applicable to the issues outstanding at December 31, 2007, are $6 million, $21 million, $54 million, $67 million, and $18 million for 2008, 2009, 2010, 2011, and 2012, respectively.

  Short-Term Debt

     Our short-term debt includes the current portion of long-term obligations and borrowing by foreign subsidiaries. Information regarding our short-term debt as of and for the years ended December 31, 2007 and 2006 is as follows:

                                                               2007   2006
                                                               ----   ----
                                                                (MILLIONS)
Current maturities on long-term debt.........................   $ 6    $ 6
Notes payable................................................    40     22
                                                                ---    ---
Total short-term debt........................................   $46    $28
                                                                ===    ===


                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                                         2007               2006
                                                   ----------------   ----------------
                                                   NOTES PAYABLE(A)   NOTES PAYABLE(A)
                                                   ----------------   ----------------
                                                          (DOLLARS IN MILLIONS)
Outstanding borrowings at end of year............        $ 40               $ 22
Weighted average interest rate on outstanding
  borrowings at end of year(b)...................         4.0%               3.7%
Approximate maximum month-end outstanding
  borrowings during year.........................        $ 40               $175
Approximate average month-end outstanding
  borrowings during year.........................        $ 28               $ 97
Weighted average interest rate on approximate
  average month-end outstanding borrowings during
  year(b)........................................         4.5%               6.6%


--------

(a) Includes borrowings under both committed credit facilities and uncommitted lines of credit and similar arrangements.

(b) This calculation does not include the commitment fees to be paid on the unused revolving credit facilities balances which are recorded as interest expense for accounting purposes.

  Financing Arrangements

                                     COMMITTED CREDIT FACILITIES(A) AS OF DECEMBER 31, 2007
                                  -----------------------------------------------------------
                                                                       LETTERS OF
                                    TERM    COMMITMENTS   BORROWINGS    CREDIT(B)   AVAILABLE
                                  -------   -----------   ----------   ----------   ---------
                                                           (MILLIONS)
Tenneco Inc. revolving credit
  agreement.....................     2012       $550         $100          $31         $419
Tenneco Inc. tranche B letter of
  credit/revolving loan
  agreement.....................     2014        130           69           --           61
Subsidiaries' credit
  agreements....................  Various         40           40           --           --
                                                ----         ----          ---         ----
                                                $720         $209          $31         $480
                                                ====         ====          ===         ====



--------

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

     On November 20, 2007, we issued $250 million of 8 1/8 percent Senior Notes due November 15, 2015 through a private placement offering. The offering and related transactions were designed to (1) reduce our interest expense and extend the maturity of a portion of our debt (by using the proceeds of the offering to tender for $230 million of our outstanding $475 million 10 1/4 percent senior secured notes due 2013), (2) facilitate the realignment of the ownership structure of some of our foreign subsidiaries and (3) otherwise amend certain of the covenants in the indenture for the senior secured notes to be consistent with those contained in our 8 5/8 percent senior subordinated notes, including conforming the limitation on incurrence of indebtedness and the absence of a limitation on issuances or transfers of restricted subsidiary stock, and make other minor modifications.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

     The ownership structure realignment is designed to more effectively align our domestic and foreign assets and revenues with expenses in the appropriate local currencies. Some of the desired results of the realignment will be to allow us to more rapidly use our U.S. net operating losses and reduce our cash tax payments. At present, the ownership structure realignment involves a new European holding company which will own some of our foreign entities. We may alter the components of the realignment from time to time. If market conditions permit in 2008, we may offer debt issued by the new European holding company. The proceeds of that debt would be used to repay any outstanding intercompany debt and, in turn, to fund the redemption of any remaining senior secured notes. This realignment involves utilizing part of our U.S. net operating tax losses. Consequently, we recorded a non-cash charge of $66 million in the fourth quarter of 2007.

     The offering of new notes and related repurchase of our senior secured notes will reduce our annual interest expense by approximately $3 million for 2008 and increased our total debt outstanding to third-parties by approximately $20 million. In connection with the offering and the related repurchase of our senior secured notes, we also recorded non-recurring pre-tax charges related to the tender premium and fees, the write-off of deferred debt issuance costs, and the write-off of previously recognized issuance premium totaling $21 million in the fourth quarter of 2007.

     In March 2007, we refinanced our $831 million senior credit facility. This transaction reduced the interest rates we pay on all portions of the facility. While the total amount of the new senior credit facility is $830 million, approximately the same as the previous facility, we changed the components of the facility to enhance our financial flexibility. We increased the amount of commitments under our revolving loan facility from $320 million to $550 million, reduced the amount of commitments under our tranche B-1 letter of credit/revolving loan facility from $155 million to $130 million and replaced the $356 million term loan B with a $150 million term loan A. As of December 31, 2007, the senior credit facility consisted of a five-year, $150 million term loan A maturing in March 2012, a five-year, $550 million revolving credit facility maturing in March 2012, and a seven-year $130 million tranche B-1 letter of credit/revolving loan facility maturing in March 2014.

     The refinancing of the prior facility allowed us to: (i) amend the consolidated net debt to EBITDA ratio, (ii) eliminate the fixed charge coverage ratio, (iii) eliminate the restriction on capital expenditures, (iv) increase the amount of acquisitions permitted to $250 million, (v) improve the flexibility to repurchase and retire higher cost junior debt, (vi) increase our ability to enter into capital leases, (vii) increase the ability of our foreign subsidiaries to incur debt, (viii) increase our ability to pay dividends and repurchase common stock, (ix) increase our ability to invest in joint ventures,
(x) allow for the increase in the existing tranche B-1 facility and/or the term loan A or the addition of a new term loan of up to $275 million in order to reduce our 10.25 percentage senior secured notes, and (xi) make other modifications.

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

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

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

     Senior Credit Facility -- Interest Rates and Fees. Prior to the March 2007 refinancing, borrowings under the term loan B facility and the tranche B-1 letter of credit/revolving loan facility bore interest at an annual rate equal to, at our option, either (i) the London Interbank Offering Rate plus a margin of 200 basis points; or (ii) a rate consisting of the greater of the JP Morgan Chase prime rate or the Federal Funds rate plus 50 basis points, plus a margin of 100 basis points. As of December 31, 2007 borrowings under the term loan A facility and the tranche B-1 letter of credit/revolving loan facility bore interest at an annual rate equal to, at our option, either (i) the London Interbank Offering Rate plus a margin of 150 basis points; or (ii) a rate consisting of the greater of the JP Morgan Chase prime rate or the Federal Funds rate plus 50 basis points, plus a margin of 50 basis points. The interest margin for borrowings under the term loan A are subject to adjustment based on the consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA as defined in the senior credit facility agreement). The margin we pay on the term loan A and the tranche B-1 facility is reduced by 25 basis points following each fiscal quarter for which the consolidated net leverage ratio is less than 2.5 beginning in March 2007, and would increase by 25 basis points following each fiscal quarter for which the consolidated net leverage ratio exceeds 3.5. There is no cost to us for issuing letters of credit under the tranche B-1 letter of credit/revolving loan facility, however outstanding letters of credit reduce our availability to borrow revolving loans under this portion of the facility. If a letter of credit issued under this facility is subsequently paid and we do not reimburse the amount paid in full, then a ratable portion of each lender's deposit would be used to fund the letter of credit. We pay the tranche B-1 lenders a fee which is equal to LIBOR plus 150 basis points. This fee is offset by the return on the funds deposited with the administrative agent which earn interest at a per annum rate approximately equal to LIBOR. Outstanding revolving loans reduce the funds on deposit with the administrative agent which in turn reduce the earnings of those deposits and effectively increases our interest expense at a per annum rate equal to LIBOR.

     Prior to the March 2007 refinancing, borrowings under the revolving credit facility bore interest at an annual rate equal to, at our option, either (i) the London Interbank Offering Rate plus a margin of 275 basis points; or (ii) a rate consisting of the greater of the JP Morgan Chase prime rate or the Federal Funds rate plus 37.5 basis points, plus a margin of 175 basis points. As of December 31, 2007 borrowings under the revolving credit facility bore interest at an annual rate equal to, at our option, either (i) the London Interbank Offering Rate plus a margin of 150 basis points; or (ii) a rate consisting of the greater of the JP Morgan Chase prime rate or the Federal Funds rate plus 50 basis points, plus a margin of 50 basis points. Letters of credit issued under the revolving credit facility accrue a letter of credit fee at a per annum rate of 150 basis points for the pro rata account of the lenders under such facility and a fronting fee for the ratable account of the issuers thereof at a per annum rate in an amount to be agreed upon payable quarterly in arrears. We also pay a commitment fee of 35 basis points on the unused portion of the revolving credit facility. The interest margins for borrowings and letters of credit issued under the revolving credit facility are subject to adjustment based on the consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA as defined in the senior credit facility agreement) measured at the end of each quarter. The margin we pay on the revolving credit facility is reduced by 25 basis points and the commitment fee we pay on the revolving credit facility is reduced by 5 basis points following each fiscal quarter for which the consolidated net leverage ratio is less than 2.5 beginning in March 2007. The margin and the commitment fee would increase by 25 basis points and 2.5 basis points, respectively, following each fiscal quarter for which the consolidated net leverage ratio exceeds 3.5.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

     Senior Credit Facility -- Other Terms and Conditions. As described above, we are highly leveraged. Our refinanced senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA, as defined in the senior credit facility agreement), and consolidated interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined under the senior credit facility agreement) at the end of each period indicated. Failure to maintain these ratios will result in a default under our senior credit facility which could result in all amounts due immediately, as well as most of our other debt, being declared immediately due and payable. The financial ratios required under the amended and restated senior credit facility and, the actual ratios we achieved for the four quarters of 2007, are shown in the following tables:

                                                                QUARTER ENDED
                                        -------------------------------------------------------------
                                         MARCH 31,      JUNE 30,      SEPTEMBER 30,      DECEMBER 31,
                                            2007          2007             2007              2007
                                        -----------   -----------     -------------     -------------
                                        REQ.   ACT.   REQ.   ACT.     REQ.     ACT.     REQ.     ACT.
                                        ----   ----   ----   ----     ----     ----     ----     ----

Leverage Ratio (maximum)..............  4.25   3.27   4.25   2.99     4.25     2.97     4.25     2.53
Interest Coverage Ratio (minimum).....  2.10   3.09   2.10   3.21     2.10     3.35     2.10     3.61



                                                      2008   2009   2010   2011   2012
                                                      REQ.   REQ.   REQ.   REQ.   REQ.
                                                      ----   ----   ----   ----   ----
Leverage Ratio (maximum)............................  4.00   3.75   3.50   3.50   3.50
Interest Coverage Ratio (minimum)...................  2.10   2.25   2.40   2.55   2.75


     The senior credit facility agreement provides the ability to refinance our senior subordinated notes and/or our senior secured notes in an amount equal to the sum of (i) the net cash proceeds of equity issued after the closing date plus (ii) the portion of annual excess cash flow (as defined in the senior credit facility agreement) that is not required to be applied to the payment of the credit facilities and which is not used for other purposes, provided that the amount of the subordinated notes and the aggregate amount of the senior secured notes and the subordinated notes that may be refinanced is capped based upon the pro forma consolidated leverage ratio after giving effect to such refinancing as shown in the following table:

                                                                          AGGREGATE SENIOR AND
PROFORMA CONSOLIDATED                                SUBORDINATED NOTES     SUBORDINATE NOTES
LEVERAGE RATIO                                         MAXIMUM AMOUNT        MAXIMUM AMOUNT
---------------------                                ------------------   --------------------
Greater than or equal to 3.0x......................     $ 50 million          $150 million
Greater than or equal to 2.5x......................     $100 million          $300 million
Less than 2.5x.....................................     $125 million          $375 million


     In addition, the senior secured notes may be refinanced with (i) the net cash proceeds of incremental facilities and permitted refinancing indebtedness (as defined in the senior credit facility agreement), (ii) the net cash proceeds of any new senior or subordinated unsecured indebtedness, (iii) proceeds of revolving credit loans (as defined in the senior credit facility agreement),
(iv) up to E200 million of unsecured indebtedness of the company's foreign subsidiaries and (v) cash generated by the company's operations.

     The refinanced senior credit facility agreement also contains restrictions on our operations that are customary for similar facilities, including limitations on: (i) incurring additional liens; (ii) sale and leaseback transactions (except for the permitted transactions as described in the amended and restated agreement); (iii) liquidations and dissolutions; (iv) incurring additional indebtedness or guarantees; (v) investments and acquisitions; (vi) dividends and share repurchases; (vii) mergers and consolidations; and (viii) refinancing of subordinated and 10.25 percent senior secured notes. Compliance with these requirements and restrictions is a condition for any incremental borrowings under the senior credit facility agreement and failure to meet these

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES requirements enables the lenders to require repayment of any outstanding loans. As of December 31, 2007, we were in compliance with all the financial covenants and operational restrictions of the facility.

     Our senior credit facility does not contain any terms that could accelerate the payment of the facility as a result of a credit rating agency downgrade.

     Senior Secured, Senior and Subordinated Notes. Our outstanding debt also includes $245 million of 10.25 percent senior secured notes due July 15, 2013, $250 million of 8 1/8 percent senior notes due November 15, 2015, and $500 million of 8 5/8 percent senior subordinated notes due November 15, 2014. We can redeem some or all of the notes at any time after July 15, 2008 in the case of the senior secured notes, November 15, 2009 in the case of the senior subordinated notes and November 15, 2011 in the case of the senior notes. If we sell certain of our assets or experience specified kinds of changes in control, we must offer to repurchase the notes. We are permitted to redeem up to 35 percent of the senior notes with the proceeds of certain equity offerings completed before November 15, 2010.

     Our senior secured, senior and subordinated notes require that, as a condition precedent to incurring certain types of indebtedness not otherwise permitted, our consolidated fixed charge coverage ratio, as calculated on a proforma basis, be greater than 2.00. We have not incurred any of the types of indebtedness not otherwise permitted by the indentures. The indentures also contain restrictions on our operations, including limitations on: (i) incurring additional indebtedness or liens; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; (v) asset sales and (vi) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. In addition, the senior secured notes and related guarantees are secured by second priority liens, subject to specified exceptions, on all of our and our subsidiary guarantors' assets that secure obligations under our senior credit facility, except that only a portion of the capital stock of our subsidiary guarantor's domestic subsidiaries is provided as collateral and no assets or capital stock of our direct or indirect foreign subsidiaries secure the notes or guarantees. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. The senior subordinated notes rank junior in right of payment to our senior credit facility and any future senior debt incurred. As of December 31, 2007, we were in compliance with the covenants and restrictions of these indentures.

     Accounts Receivable Securitization. In addition to our senior credit facility, senior secured notes, senior notes and senior subordinated notes, we also sell some of our accounts receivable on a nonrecourse basis in North America and Europe. In North America, we have an accounts receivable securitization program with two commercial banks. We sell original equipment and aftermarket receivables on a daily basis under this program. We sold accounts receivable under this program of $100 million and $85 million as of December 31, 2007 and 2006, respectively. This program is subject to cancellation prior to its maturity date if we (i) fail to pay interest or principal payments on an amount of indebtedness exceeding $50 million, (ii) default on the financial covenant ratios under the senior credit facility, or (iii) fail to maintain certain financial ratios in connection with the accounts receivable securitization program. In January 2008, this program was renewed for 364 days to January 26, 2009 at a facility size of $120 million. We also sell some receivables in our European operations to regional banks in Europe. As of December 31, 2007, we sold $57 million of accounts receivable in Europe up from $48 million at December 31, 2006. The arrangements to sell receivables in Europe are not committed and can be cancelled at any time. If we were not able to sell receivables under either the North American or European securitization programs, our borrowings under our revolving credit agreements may increase. These accounts receivable securitization programs provide us with access to cash at costs that are generally favorable to alternative sources of financing, and allow us to reduce borrowings under our revolving credit agreements.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

6. FINANCIAL INSTRUMENTS

     The carrying and estimated fair values of our financial instruments by class at December 31, 2007 and 2006 were as follows:

                                                     2007                2006
                                              -----------------   -----------------
                                              CARRYING    FAIR    CARRYING    FAIR
                                               AMOUNT     VALUE    AMOUNT     VALUE
                                              --------   ------   --------   ------
                                                             (MILLIONS)
                                                       ASSETS (LIABILITIES)
Long-term debt (including current
  maturities)...............................   $1,334    $1,324    $1,363    $1,420
Instruments with off-balance sheet risk:
  Foreign currency contracts................       --        (2)       --         1
  Financial guarantees......................       --        --        --        --


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

  Instruments With Off-Balance Sheet Risk

     Foreign Currency Contracts -- Note 1 of the consolidated financial statements of Tenneco Inc. and Consolidated Subsidiaries, "Summary of Accounting Policies -- Risk Management Activities" describes our use of and accounting for foreign currency exchange contracts. The following table summarizes by major currency the contractual amounts of foreign currency contracts we utilize:

                                                         NOTIONAL AMOUNT
                                                ---------------------------------
                                                  DECEMBER 31,      DECEMBER 31,
                                                      2007              2006
                                                ---------------   ---------------
                                                PURCHASE   SELL   PURCHASE   SELL
                                                --------   ----   --------   ----
                                                            (MILLIONS)
Foreign currency contracts (in U.S.$):
  Australian dollars..........................    $ 11     $  2     $  2     $  7
  British pounds..............................       8        2      158      119
  Canadian dollars............................      --       --       13       --
  Czech Republic koruna.......................      --       --        7        9
  Danish kroner...............................      --       --       29        4
  European euro...............................       1      143      162        3
  Polish zloty................................      --       --       25       17
  South Africa rand...........................      60       13       --       --
  Swedish krona...............................      --       --       44       --
  U.S. dollars................................     136       62       --      282
  Other.......................................       4       --        3        1
                                                  ----     ----     ----     ----
                                                  $220     $222     $443     $442
                                                  ====     ====     ====     ====



     We manage our foreign currency risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements. Based on exchange rates at December 31, 2007 and 2006, the cost of replacing these contracts in the event of

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES non-performance by the counterparties would not have been material. The face value of these instruments is recorded in other current liabilities.

     Financial Guarantees -- We occasionally provide guarantees that could require us to make future payments in the event that the third party primary obligor does not make its required payments. We have not recorded a liability for any of these guarantees.

     Additionally, we have from time to time issued guarantees for the performance of obligations by some of our subsidiaries, and some of our subsidiaries have guaranteed our debt. All of our existing and future material domestic wholly-owned subsidiaries fully and unconditionally guarantee our senior credit facility, our senior secured notes, our senior notes and our senior subordinated notes on a joint and several basis. The arrangement for the senior credit facility is also secured by first-priority liens on substantially all our domestic assets and pledges of 66 percent of the stock of certain first-tier foreign subsidiaries. The arrangement for the $245 million senior secured notes is also secured by second-priority liens on substantially all our domestic assets, excluding some of the stock of our domestic subsidiaries. No assets or capital stock of our direct or indirect foreign subsidiaries secure these notes. You should also read Note 13 of the consolidated financial statements of Tenneco Inc. and Consolidated Subsidiaries, where we present the Supplemental Guarantor Condensed Consolidating Financial Statements.

     We have issued guarantees through letters of credit in connection with some obligations of our affiliates. As of December 31, 2007, we have guaranteed $18 million in letters of credit to support some of our subsidiaries' insurance arrangements. In addition, we have issued $13 million in guarantees through letters of credit to guarantee other obligations of subsidiaries primarily related to foreign employee benefit program, environmental remediation activities, and cash management requirements.

     Interest Rate Swaps -- In April 2004, we entered into fixed-to-floating interest rate swaps covering $150 million of our fixed interest rate debt. The change in market value of these swaps is recorded as part of interest expense and other long-term liabilities. The cost of replacing these contracts in the event of non-performance by the counterparties would not be material. You should also see Notes 4 and 5 of the consolidated financial statements of Tenneco Inc. and Consolidated Subsidiaries.

     Negotiable Financial Instruments -- One of our European subsidiaries receives payment from one of its OE customers whereby the account receivables are satisfied through the delivery of negotiable financial instruments. These financial instruments are then sold at a discount to a European bank. The sales of these financial instruments are not included in the account receivables sold. Any of these financial instruments which were not sold as of December 31, 2007 and 2006 are classified as other current assets and are excluded from our definition of cash equivalents. We had sold approximately $15 million of these instruments at December 31, 2007 and $26 million at December 31, 2006.

     In certain instances several of our Chinese subsidiaries receive payment from OE customers and satisfy vendor payments through the receipt and delivery of negotiable financial instruments. Financial instruments used to satisfy vendor payables and not redeemed totaled $23 million and $12 million at December 31, 2007 and 2006, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $8 million and $9 million at December 31, 2007 and 2006, respectively and were classified as other current assets. One of our Chinese subsidiaries is required to maintain a cash balance at a financial institution issuing the financial instruments which are used to satisfy vendor payments. No financial instruments were outstanding at that Chinese subsidiary as of December 31, 2007. As of December 31, 2006 the required cash balance was less than $1 million and was classified as cash and cash equivalents.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

7. INCOME TAXES

     The domestic and foreign components of our income before income taxes and minority interest are as follows:

                                                              YEAR ENDED
                                                             DECEMBER 31,
                                                          ------------------
                                                          2007   2006   2005
                                                          ----   ----   ----
                                                              (MILLIONS)
U.S. loss before income taxes...........................  $(99)  $(66)   $(5)
Foreign income before income taxes......................   187    126     89
                                                          ----   ----    ---
Income before income taxes and minority interest........  $ 88   $ 60    $84
                                                          ====   ====    ===



     Following is a comparative analysis of the components of income tax expense:

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                                ------------------
                                                                2007   2006   2005
                                                                ----   ----   ----
                                                                    (MILLIONS)
Current --
  U.S.........................................................  $ --   $ --   $ --
  State and local.............................................    --     --      2
  Foreign.....................................................    58     46     23
                                                                ----   ----   ----
                                                                  58     46     25
                                                                ----   ----   ----
Deferred --
  U.S.........................................................    38    (28)   (15)
  State and local.............................................     5     (1)     4
  Foreign.....................................................   (18)   (12)    12
                                                                ----   ----   ----
                                                                  25    (41)     1
                                                                ----   ----   ----
Income tax expense............................................  $ 83   $  5   $ 26
                                                                ====   ====   ====


                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

     Following is a reconciliation of income taxes computed at the statutory U.S. federal income tax rate (35 percent for all years presented) to the income tax expense reflected in the statements of income (loss):

                                                                 YEAR ENDED DECEMBER
                                                                         31,
                                                               ----------------------
                                                               2007     2006     2005
                                                               ----     ----     ----
                                                                     (MILLIONS)
Income tax expense computed at the statutory U.S. federal
  income tax rate............................................   $31     $ 21      $29
Increases (reductions) in income tax expense resulting from:
  Foreign income taxed at different rates and foreign losses
     with no tax benefit.....................................    (3)      (4)       1
  Taxes on repatriation of dividends.........................     1        2        1
  State and local taxes on income, net of U.S. federal income
     tax benefit.............................................    (1)      (1)       1
  Changes in valuation allowance for tax loss carryforwards
     and credits.............................................     6        3        2
  Amortization of tax goodwill...............................    (2)      (2)      (2)
  Income exempt from tax due to tax holidays.................    (5)      (3)      (2)
  Investment tax credit earned...............................    (1)      (8)      --
  European ownership structure realignment...................    66       --       --
  Foreign earnings subject to U.S. federal income tax........     4        3        1
  Adjustment of prior years taxes............................    (9)       3        2
  Impact of foreign rate reduction...........................    (7)      (1)      (1)
  Tax contingencies..........................................     6      (10)      (9)
  Other......................................................    (3)       2        3
                                                                ---     ----      ---
Income tax expense...........................................   $83     $  5      $26
                                                                ===     ====      ===


                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

     The components of our net deferred tax asset were as follows:

                                                                      DECEMBER
                                                                        31,
                                                                    -----------
                                                                    2007   2006
                                                                    ----   ----
                                                                     (MILLIONS)
Deferred tax assets --
  Tax loss carryforwards:
     U.S..........................................................  $181   $209
     State........................................................    57     35
     Foreign......................................................    61     59
  Investment tax credit benefits..................................    54     52
  Postretirement benefits other than pensions.....................    56     58
  Pensions........................................................    45     55
  Bad debts.......................................................     1      1
  Sales allowances................................................     5      7
  Other...........................................................    87    115
  Valuation allowance.............................................   (89)   (81)
                                                                    ----   ----
          Net deferred tax asset..................................   458    510
                                                                    ----   ----
Deferred tax liabilities --
  Tax over book depreciation......................................   101    129
  Other...........................................................    70     57
                                                                    ----   ----
       Total deferred tax liability...............................   171    186
                                                                    ----   ----
Net deferred tax asset............................................  $287   $324
                                                                    ====   ====



     Following is a reconciliation of deferred taxes to the deferred taxes shown in the balance sheet:

                                                                    DECEMBER 31,
                                                                   -------------
                                                                    2007    2006
                                                                   -----   -----
                                                                     (MILLIONS)
Balance Sheet:
  Current portion -- deferred tax asset..........................  $  36   $  51
  Non-current portion -- deferred tax asset......................    370     397
  Current portion -- deferred tax liability shown in other
     current liabilities.........................................     (5)    (17)
  Non-current portion -- deferred tax liability..................   (114)   (107)
                                                                   -----   -----
Net Deferred Tax Assets..........................................  $ 287   $ 324
                                                                   =====   =====



     As shown by the valuation allowance in the table above, we had potential tax benefits of $89 million and $81 million at December 31, 2007 and 2006, respectively, that we did not recognize in the statements of income when they were generated. These unrecognized tax benefits resulted primarily from foreign tax loss carryforwards, foreign investment tax credits and U.S. state net operating losses that are available to reduce future U.S. state and foreign tax liabilities.

     We have a U.S. Federal tax net operating loss carryforward ("NOL") at December 31, 2007, of $518 million, which will expire in varying amounts from 2020 to 2027. The federal tax effect of that NOL is recorded as a deferred tax asset on our balance sheet for $181 million and $209 million at December 31, 2007 and 2006, respectively. We also have state NOL carryforwards at December 31, 2007 of $767 million, which will expire in various years through 2027. The tax effect of the state NOL, net of a valuation allowance, is

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES recorded as a deferred tax asset on our balance sheet for $40 million and $29 million at December 31, 2007 and 2006, respectively. We estimate, based on available evidence both positive and negative, that it is more likely than not that we will utilize these NOLs within the prescribed carryforward period. That estimate is based upon our expectations regarding future taxable income of our U.S. operations and the implementation of available tax planning strategies that accelerate usage of the NOL. Circumstances that could change that estimate include future U.S. earnings at lower than expected levels or a majority ownership change as defined in the rules of the U.S. tax law. If that estimate changed, we would be required to cease recognizing an income tax benefit for any new NOL and could be required to record a reserve for some or all of the asset currently recorded on our balance sheet.

     As of December 31, 2007, for foreign income tax purposes, we have $61 million of foreign tax NOLs. Of the $61 million of foreign tax NOLs, $54 million does not expire and the remainder will expire in varying amounts from 2008 to 2022.

     We do not provide for U.S. income taxes on unremitted earnings of foreign subsidiaries, except for the earnings of certain of our China operations, as our present intention is to reinvest the unremitted earnings in our foreign operations. Unremitted earnings of foreign subsidiaries are approximately $594 million at December 31, 2007. We estimated that the amount of U.S. and foreign income taxes that would be accrued or paid upon remittance of the assets that represent those unremitted earnings is $215 million.

     We have tax sharing agreements with our former affiliates that allocate tax liabilities for prior periods and establish indemnity rights on certain tax issues.

     In July 2006, the FASB issued Financial Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes," which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interprepation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

     We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation, the Company recognized approximately a $1 million decrease in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007, balance of retained earnings.

                                                                     2007
                                                                     ----
Uncertain tax positions --
  Balance upon adoption (January 1, 2007)..........................   $42
  Gross increases in tax positions in current period...............     3
  Gross increases in tax positions in prior period.................     6
  Gross decreases in tax positions in prior period.................    (5)
  Gross decreases -- settlements...................................    (1)
  Gross decreases -- statute of limitations expired................    (1)
                                                                      ---
  Ending balance...................................................   $44
                                                                      ===



     Included in the balance of unrecognized tax benefits at December 31, 2007 are $41 million of tax benefits that, if recognized, would affect the effective tax rate. We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. Related to the uncertain tax benefits noted above, we

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES accrued penalties of $1 million and interest of $3 million during 2007 and in total, as of December 31, 2007, we have recognized a liability for penalties of $2 million and interest of $5 million.

     Our unrecognized tax benefits include foreign exposures relating to the disallowance of deductions, global transfer pricing and various other issues. We believe it is reasonably possible that a decrease of up to $7 million in unrecognized tax benefits related to the expiration of foreign statute of limitations and the conclusion of foreign income tax examinations may occur within the coming year.

     We are subject to taxation in the U.S. and various state and foreign jurisdictions. Our tax years open to examination in primary jurisdictions are as follows:

                                                               OPEN TO TAX
                                                                   YEAR
                                                               ------------
United States -- due to NOL..................................      1998
Germany......................................................      2002
Belgium......................................................      2005
Canada.......................................................      2002
UK...........................................................      2005
Spain........................................................      2003


8. COMMON STOCK

     We have authorized 135 million shares ($0.01 par value) of common stock, of which 47,892,532 shares and 47,085,274 shares were issued at December 31, 2007 and 2006, respectively. We held 1,294,692 shares of treasury stock at both December 31, 2007 and 2006.

     Equity Plans -- In December 1996, we adopted the 1996 Stock Ownership Plan, which permitted the granting of a variety of awards, including common stock, restricted stock, performance units, stock equivalent units, stock appreciation rights ("SARs"), and stock options to our directors, officers, employees and consultants. The 1996 plan, which terminated as to new awards on December 31, 2001, was renamed the "Stock Ownership Plan." In December 1999, we adopted the Supplemental Stock Ownership Plan, which permitted the granting of a variety of similar awards to our directors, officers, employees and consultants. We were authorized to deliver up to about 1.1 million treasury shares of common stock under the Supplemental Stock Ownership Plan, which also terminated as to new awards on December 31, 2001. In March 2002, we adopted the 2002 Long-Term Incentive Plan which permitted the granting of a variety of similar awards to our officers, directors, employees and consultants. Up to 4 million shares of our common stock were authorized for delivery under the 2002 Long-Term Incentive Plan. In March 2006, we adopted the 2006 Long-Term Incentive Plan which replaced the 2002 Long-Term Incentive Plan and permits the granting of a variety of similar awards to directors, officers, employees and consultants. As of December 31, 2007, up to 1,884,216 shares of our common stock remain authorized for delivery under the 2006 Long-Term Incentive Plan. Our nonqualified stock options have 7 to 20 year terms and vest equally over a three year service period from the date of the grant.

     We have granted restricted common stock to our directors and certain key employees. These awards generally require, among other things, that the award holder remains in service to our company during the restriction period. We have also granted stock equivalent units and long-term performance units to certain key employees that have been payable in cash. For 2007, the awards contain an annual stub-year grant payable in the first quarter of 2008 and a three year grant payable in the first quarter of 2010. Payment is based on the attainment of specified performance goals. The grant value is indexed to the stock price. In addition, we have granted SARs to certain key employees in our Asian operations that are payable in cash after a three year service period. The grant value is indexed to the stock price.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

     Accounting Methods -- Prior to January 1, 2006, we utilized the intrinsic value method to account for our stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Therefore, no compensation cost was reflected in net income related to stock options as all options granted under the plans had an exercise price equal to the market price of the underlying common stock on the date of the grant. Compensation cost was previously recognized for restricted stock, stock equivalent units and SARs under this accounting principle.

     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment," using the modified prospective application method. Under this transition method, compensation cost recognized for the twelve months ended December 31, 2007, includes the applicable amounts of: (1) compensation cost of all unvested stock-based awards granted prior to January 1, 2006, based upon the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in pro-forma footnote disclosures, and (2) compensation cost for all stock-based awards granted on or after January 1, 2006, based upon the grant date fair value estimated in accordance with the new provisions of SFAS No. 123(R).

     The table below illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 prior to January 1, 2006:

                                                                YEAR ENDED
                                                            DECEMBER 31, 2005
                                                            -----------------
                                                             (MILLIONS EXCEPT
                                                                   PER
                                                              SHARE AMOUNTS)
Net income................................................        $  56
Add: Stock-based employee compensation expense included in
  net income, net of income tax...........................            6
Deduct: Stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of income tax.......................................           (8)
                                                                  -----
Pro forma net income......................................        $  54
                                                                  =====
Earnings per share:
Basic.....................................................        $1.30
Basic -- pro forma for stock-based compensation expense...        $1.25
Diluted...................................................        $1.24
Diluted -- pro forma for stock-based compensation
  expense.................................................        $1.19


     The impact of recognizing compensation expense related to nonqualified stock options under the fair value recognition provisions of SFAS No. 123(R) is contained in the table below.

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                            ---------------
                                                             2007     2006
                                                            ------   ------
                                                               (MILLIONS)
Selling, general and administrative.......................  $    4   $    4
                                                            ------   ------
Loss before interest expense, income taxes and minority
  interest................................................      (4)      (4)
Income tax benefit........................................      (1)      (1)
                                                            ------   ------
Net loss..................................................  $   (3)      (3)
                                                            ======   ======
Decrease in basic earnings per share......................  $(0.06)  $(0.06)
Decrease in diluted earnings per share....................  $(0.06)  $(0.06)

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

     For stock options awarded to retirement eligible employees prior to the adoption of SFAS No. 123(R) we immediately accelerate the recognition of any outstanding compensation cost when employees become retiree eligible before the end of the explicit vesting period.

     As of December 31, 2007, there was approximately $4 million, net of tax, of total unrecognized compensation costs related to these stock-based awards that we expect to recognize over a weighted average period of 0.8 years.

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

     Compensation expense for restricted stock, stock equivalent units, long-term performance units and SARs net of tax, was $5 million for the year ended December 31, 2007 and $9 million for the year ended December 31, 2006 and was recorded in selling, general, and administrative expense on the statement of income.

     Cash received from option exercises for the year ended December 31, 2007, was approximately $4 million. Stock option exercises during the year ended December 31, 2007 generated an excess tax benefit of approximately $5 million. Pursuant to footnote 82 of SFAS No. 123(R), this benefit was not recorded as we have federal and state net operating losses which are not currently being utilized. As a result, the excess tax benefit had no impact on our financial position or statement of cash flows.

     Assumptions -- We calculated the fair values of the awards using the Black-Scholes option pricing model with the weighted average assumptions listed below. Determining the fair value of share-based awards requires judgment in estimating employee and market behavior. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------
                                                         2007    2006    2005
                                                        -----   -----   -----
Stock Options
Weighted average grant date fair value, per share.....  $9.93   $9.27   $8.14
Weighted average assumptions used:
Expected volatility...................................   38.4%   42.6%   43.0%
Expected lives........................................    4.1     5.1     7.0
Risk-free interest rates..............................    4.7%    4.2%    4.0%
Dividend yields.......................................    0.0%    0.0%    0.0%


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

     Stock Options -- The following table reflects the status and activity for all options to purchase common stock for the period indicated:

                                                        YEAR ENDED DECEMBER 31, 2007
                                              ------------------------------------------------
                                                          WEIGHTED   WEIGHTED AVG.
                                                SHARES      AVG.       REMAINING     AGGREGATE
                                                UNDER     EXERCISE      LIFE IN      INTRINSIC
                                                OPTION     PRICES        YEARS         VALUE
                                              ---------   --------   -------------   ---------
                                                                 (MILLIONS)
Outstanding Stock Options
Outstanding, January 1, 2007................  3,074,173    $10.13         5.5           $40
  Granted...................................    589,681     26.68
  Canceled..................................         --        --
  Forfeited.................................    (54,730)    23.67
  Exercised.................................   (192,563)     7.31                       $ 3
                                              ---------
Outstanding, March 31, 2007.................  3,416,561     12.93         5.2            42
  Granted...................................     33,039     13.86
  Canceled..................................   (159,800)    24.07
  Forfeited.................................    (31,317)    23.27
  Exercised.................................   (191,097)     6.58                         5
                                              ---------
Outstanding, June 30, 2007..................  3,067,386     12.65         5.2            55
  Granted...................................      5,884     32.08
  Canceled..................................         --        --
  Forfeited.................................     (6,419)    20.30
  Exercised.................................   (108,310)     8.72                         3
                                              ---------
Outstanding, September 30, 2007.............  2,958,541     12.82         4.9            61
  Granted...................................         --        --
  Canceled..................................    (10,000)    13.17
  Forfeited.................................    (21,922)    23.65
  Exercised.................................   (105,730)     6.02                         2
                                              ---------
Outstanding, December 31, 2007..............  2,820,889    $13.10         4.6           $46
                                              =========
Vested or Expected to Vest, December 31,
  2007......................................  2,761,658    $12.83         4.6           $46
                                              =========
Exercisable, December 31, 2007..............  1,919,624    $ 8.14         4.1           $41
                                              =========



     As previously disclosed, in certain years our administrative procedures for determining the final allocation of the options granted to middle management under our 2002 Long-Term Incentive Plan (the predecessor to our current equity incentive Plan) were not finalized until after the Board approved the grants and set the exercise price. At the time the administrative procedures were completed, the market values of some of the options were greater than the grant prices. While these option-grant practices were not intended to avoid regulations or gain unfair financial advantage, they did result in monetary gains that current law (recently enacted Section 409A of the Internal Revenue
Code) would subject to additional taxes and penalties.

     To mitigate this financial impact of the new tax rules for affected employees, we offered to amend the affected outstanding stock options so the exercise prices match the higher prices on the date they were actually

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES granted (we also offered to make up the difference between the revised exercise prices and the lower, original exercise prices with a special cash payment during the first pay period of 2008). Amended options are not liable for additional Section 409A tax liabilities. We also offered to "make whole" employees who were already subject to the additional Section 409A liabilities because of prior exercises or vesting of affected options.

     We completed the offer in November 2007 and accepted for amendment options to purchase 98,375 shares of our common stock.

     Restricted Stock -- The following table reflects the status for all nonvested restricted shares for the period indicated:

                                                                    YEAR ENDED
                                                                 DECEMBER 31, 2007
                                                             ------------------------
                                                                        WEIGHTED AVG.
                                                                          GRANT DATE
                                                              SHARES      FAIR VALUE
                                                             --------   -------------
Nonvested Restricted Shares
Nonvested balance at January 1, 2007.......................   386,507       $17.10
  Granted..................................................   364,018        26.73
  Vested...................................................  (222,040)       15.39
  Forfeited................................................   (35,972)       22.49
                                                             --------
Nonvested balance at March 31, 2007........................   492,513       $24.60
  Granted..................................................     6,527        30.22
  Vested...................................................      (833)       13.28
  Forfeited................................................   (17,199)       22.35
                                                             --------
Nonvested balance at June 30, 2007.........................   481,008       $24.77
  Granted..................................................     3,054        32.46
  Vested...................................................      (612)       16.59
  Forfeited................................................        --           --
                                                             --------
Nonvested balance at September 30, 2007....................   483,450       $24.83
  Granted..................................................       747        31.23
  Vested...................................................       (90)       13.97
  Forfeited................................................   (14,713)       22.81
                                                             --------
Nonvested balance at December 31, 2007.....................   469,394       $24.91
                                                             ========



     The fair value of restricted stock grants is equal to the average market price of our stock at the date of grant. As of December 31, 2007, $7 million of total unrecognized compensation costs related to compensation for restricted stock awards is expected to be recognized over a weighted-average period of 1.8 years.

     Long-term Performance Units and SARs -- Long-term performance units and SARs are paid in cash and recognized as a liability based upon their fair value. As of December 31, 2007, $2 million of total unrecognized compensation cost is expected to be recognized over a weighted average period of approximately 2 years.

  Rights Plan

     On September 9, 1998, we adopted a Rights Plan and established an independent Board committee to review it every three years. The Rights Plan was adopted to deter coercive takeover tactics and to prevent a

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES potential acquirer from gaining control of us in a transaction that is not in the best interests of our shareholders. Generally, under the Rights Plan, as it has been amended to date, if a person becomes the beneficial owner of 15 percent or more of our outstanding common stock, each right will entitle its holder to purchase, at the right's exercise price, a number of shares of our common stock or, under certain circumstances, of the acquiring person's common stock, having a market value of twice the right's exercise price. Rights held by the 15 percent or more holders will become void and will not be exercisable.

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

     In 2005, the Tide Committee met and reviewed, among other things, developments in rights plans and academic studies of rights plans and contests for corporate control since the last meeting of the Tide Committee. Based upon this review, the Tide Committee determined that the Rights Agreement continues to be in the best interests of our shareholders. The Tide Committee recommended to our Board of Directors that the Board should not take any action with respect to the Rights Plan.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

  Earnings (Loss) Per Share

     Earnings (loss) per share of common stock outstanding were computed as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------
                                                      2007          2006          2005
                                                  -----------   -----------   -----------
                                                    (MILLIONS EXCEPT SHARE AND PER SHARE
                                                                  AMOUNTS)
Basic earnings (loss) per share --
  Net income (loss).............................  $        (5)  $        49   $        56
                                                  ===========   ===========   ===========
  Average shares of common stock outstanding....   45,809,730    44,625,220    43,088,588
                                                  ===========   ===========   ===========
  Earnings (loss) per average share of common
     stock......................................  $     (0.11)  $      1.11   $      1.30
                                                  ===========   ===========   ===========
Diluted earnings (loss) per share --
  Net income (loss).............................  $        (5)  $        49   $        56
                                                  ===========   ===========   ===========
  Average shares of common stock outstanding....   45,809,730    44,625,220    43,088,588
Effect of dilutive securities:
  Restricted stock..............................           --       400,954       380,656
  Stock options.................................           --     1,729,399     1,852,011
                                                  -----------   -----------   -----------
Average shares of common stock outstanding
  including dilutive securities.................   45,809,730    46,755,573    45,321,225
                                                  ===========   ===========   ===========
Earnings (loss) per average share of common
  stock.........................................  $     (0.11)  $      1.05   $      1.24
                                                  ===========   ===========   ===========



     As a result of the net loss in 2007, the calculation of diluted earnings per share does not include the dilutive effect of 206,960 shares of restricted stock and 1,509,462 stock options. In addition, options to purchase 517,012, 564,749 and 716,441, shares of common stock were outstanding at December 31, 2007, 2006 and 2005, respectively, but were not included in the computation of diluted EPS because the options were anti-dilutive for the years ended December 31, 2007, 2006 and 2005, respectively.

9. PREFERRED STOCK

     We had 50 million shares of preferred stock ($0.01 par value) authorized at December 31, 2007 and 2006. No shares of preferred stock were outstanding at those dates. We have designated and reserved 2 million shares of the preferred stock as junior preferred stock for the Rights Plan.

10. PENSION PLANS, POSTRETIREMENT AND OTHER EMPLOYEE BENEFITS

     We have various defined benefit pension plans that cover substantially all of our employees. For 2007 we have adopted the measurement date provisions of SFAS No. 158, "Accounting for Defined Benefit Pension and Other Postretirement Plans." Therefore, the measurement date used to determine measurement of our pension plan assets and benefit obligations is December 31st for both our domestic and foreign plans. Benefits are based on years of service and, for most salaried employees, on final average compensation. Our funding policy is to contribute to the plans amounts necessary to satisfy the funding requirement of applicable federal or foreign laws and regulations. Of our $678 million benefit obligation at December 31, 2007, approximately $612 million required funding under applicable federal and foreign laws. At December 31, 2007, we had approximately $531 million in assets to fund that obligation. The balance of our benefit obligation, $66 million,

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES did not require funding under applicable federal or foreign laws and regulations. Pension plan assets were invested in the following classes of securities:

                                                       PERCENTAGE OF FAIR MARKET
                                                                 VALUE
                                                     -----------------------------
                                                      DECEMBER 31,   SEPTEMBER 30,
                                                          2007            2006
                                                     -------------   -------------
                                                      US   FOREIGN    US   FOREIGN
                                                     ---   -------   ---   -------
Equity Securities..................................   69%     61%     70%     60%
Debt Securities....................................   31%     34%     28%     36%
Real Estate........................................   --       1%     --      --
Other..............................................   --       4%      2%      4%


     Our investment policy for both our domestic and foreign plans is to invest more heavily in equity securities than debt securities. Targeted pension plan allocations are 70 percent in equity securities and 30 percent in debt securities, with acceptable tolerance levels of plus or minus five percent within each category for our domestic plans. Our foreign plans are individually managed to different target levels depending on the investing environment in each country.

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

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

     A summary of the change in benefit obligation, the change in plan assets, the development of net amount recognized, and the amounts recognized in the balance sheets for the pension plans and postretirement benefit plans follows:

                                                                                 POSTRETIRE-
                                                          PENSION                    MENT
                                              -------------------------------   -------------
                                                   2007             2006         2007    2006
                                              --------------   --------------   -----   -----
                                               US    FOREIGN    US    FOREIGN     US      US
                                              ----   -------   ----   -------   -----   -----
                                                                 (MILLIONS)
Change in benefit obligation:
  Benefit obligation at December 31 and
     September 30 of the previous year,
     respectively...........................  $325     $348    $332    $ 304    $ 158   $ 146
  Currency rate conversion..................    --       23      --       29       --      --
  Settlement................................    --       --      --       (2)      --      --
  Curtailment...............................    --       --     (30)      --       --      --
  Service cost..............................     1        5      15        6        2       2
  Interest cost.............................    19       19      19       16        9       8
  Plan amendments...........................    --        1      --        6       --      --
  Actuarial loss............................   (15)     (25)      1       (4)      (3)     11
  Benefits paid.............................   (18)     (14)    (12)      (9)      (9)     (9)
  Participants' contributions...............    --        4      --        2       --      --
  Impact of change in measurement data......     1        3      --       --       (5)     --
                                              ----     ----    ----    -----    -----   -----
  Benefit obligation at December 31 and
     September 30, respectively.............  $313     $364    $325    $ 348    $ 152   $ 158
                                              ====     ====    ====    =====    =====   =====
Change in plan assets:
  Fair value at December 31 and September
     30, of the previous year,
     respectively...........................  $229     $231    $196    $ 194    $  --   $  --
  Currency rate conversion..................    --       17      --       18       --      --
  Settlement................................    --       --      --       (2)      --      --
  Actual return on plan assets..............    13        9      18       16       --      --
  Employer contributions....................    16       20      27       12       10       9
  Participants' contributions...............    --        4      --        2       --      --
  Benefits paid.............................   (18)     (14)    (12)      (9)     (10)     (9)
  Impact of change in measurement date......     9       15      --       --       --      --
                                              ----     ----    ----    -----    -----   -----
  Fair value at December 31 and September
     30, respectively.......................  $249     $282    $229    $ 231    $  --   $  --
                                              ====     ====    ====    =====    =====   =====
Development of net amount recognized:
  Funded status at December 31 and September
     30 of the previous year, respectively..  $(64)    $(82)   $(97)   $(117)   $(152)  $(158)
  Post measurement date contributions.......    --       --       1        5       --       3
  Unrecognized cost:
     Actuarial loss.........................    81      101     102      123       87     102
     Prior service cost.....................     3       14       4       14      (42)    (48)
                                              ----     ----    ----    -----    -----   -----
     Net amount recognized at December 31...  $ 20     $ 33    $ 10    $  25    $(107)  $(101)
                                              ====     ====    ====    =====    =====   =====
Amounts recognized in the balance sheets as
  of December 31
  Noncurrent assets.........................  $ --     $  3    $ --    $   1    $  --   $  --
  Current liabilities.......................    (5)      (2)     (5)      (1)     (10)     (9)
  Noncurrent liabilities....................   (59)     (83)    (92)    (111)    (142)   (147)
                                              ----     ----    ----    -----    -----   -----
  Net amount recognized.....................  $(64)    $(82)   $(97)   $(111)   $(152)  $(156)
                                              ====     ====    ====    =====    =====   =====


                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

Assets of one plan may not be utilized to pay benefits of other plans. Additionally, the prepaid (accrued) pension cost has been recorded based upon certain actuarial estimates as described below. Those estimates are subject to revision in future periods given new facts or circumstances.

As a result of our adoption of the measurement date provisions of SFAS No. 158, the measurement date for our plans changed from September 30 in 2006 to December 31 in 2007.

     Net periodic pension costs (income) for the years 2007, 2006, and 2005, consist of the following components:

                                              2007             2006             2005
                                         --------------   --------------   --------------
                                          US    FOREIGN    US    FOREIGN    US    FOREIGN
                                         ----   -------   ----   -------   ----   -------
                                                            (MILLIONS)
Service cost -- benefits earned during
  the year.............................  $  1     $  5    $ 15     $  6    $ 15     $  6
Interest on prior year's projected
  benefit obligation...................    19       19      19       16      18       14
Expected return on plan assets.........   (21)     (20)    (19)     (16)    (16)     (15)
Curtailment gain.......................    --       --     (25)      --      --       --
Recognition of:
  Actuarial loss.......................     2        6      21        1       4        4
  Prior service cost...................     1        2       6        6       3        1
                                         ----     ----    ----     ----    ----     ----
Net pension costs......................  $  2     $ 12    $ 17     $ 13    $ 24     $ 10
                                         ====     ====    ====     ====    ====     ====
Other comprehensive loss...............  $ --     $ --    $ --     $ --    $ 10     $  5
                                         ====     ====    ====     ====    ====     ====



     As a result of the adoption of the recognition provisions of SFAS No. 158, "Employers Accounting for Defined Benefit Pension and Other Postretirement Plans," other changes in plan assets and benefit obligations recognized in other comprehensive income consisted of the following components:

                                                                  2007
                                                             --------------
                                                              US    FOREIGN
                                                             ----   -------
Net actuarial gain.........................................  $(18)    $(23)
Recognized actuarial loss..................................    (2)      (6)
Currency translation adjustment............................    --        9
Recognition of prior service cost..........................    (1)      (2)
                                                             ----     ----
Total recognized in other comprehensive income before tax
  effects..................................................  $(21)    $(22)
                                                             ====     ====



     Amounts recognized in accumulated other comprehensive income consist of:

                                                                   2007
                                                              -------------
                                                               US   FOREIGN
                                                              ---   -------
Net actuarial loss..........................................  $81     $101
Prior service cost..........................................    3       14
                                                              ---     ----
                                                              $84     $115
                                                              ===     ====


                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

     In 2008, we expect to recognize the following amounts, which are currently reflected in accumulated other comprehensive income, as components of net periodic benefit cost:

                                                                    2008
                                                               -------------
                                                                US   FOREIGN
                                                               ---   -------
Net actuarial loss...........................................   $2      $4
Prior service cost...........................................    1       2
                                                                --      --
                                                                $3      $6
                                                                ==      ==



     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for all pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2007 and September 30, 2006 were as follows:

                                                   DECEMBER 31,     SEPTEMBER 30,
                                                       2007             2006
                                                  --------------   --------------
                                                   US    FOREIGN    US    FOREIGN
                                                  ----   -------   ----   -------
                                                             (MILLIONS)
Projected Benefit Obligation....................  $314     $273    $325     $335
Accumulated Benefit Obligation..................   314      260     325      321
Fair Value of Plan Assets.......................   249      188     229      217


     The following estimated benefit payments are payable from the pension plans to participants:

                                                                   PENSION
YEAR                                                              BENEFITS
----                                                             ----------
                                                                 (MILLIONS)
2008...........................................................     $ 34
2009...........................................................       35
2010...........................................................       38
2011...........................................................       49
2012...........................................................       47
2013-2017......................................................      253


     The following assumptions were used in the accounting for the pension plans for the years of 2007, 2006, and 2005:

                                                         2007            2006
                                                    -------------   -------------
                                                     US   FOREIGN    US   FOREIGN
                                                    ---   -------   ---   -------
WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE
  BENEFIT OBLIGATIONS
Discount rate.....................................  6.2%    5.6%    5.9%    5.0%
Rate of compensation increase.....................  3.0%    4.4%    3.0%    4.1%



                                              2007            2006            2005
                                         -------------   -------------   -------------
                                          US   FOREIGN    US   FOREIGN    US   FOREIGN
                                         ---   -------   ---   -------   ---   -------
WEIGHTED-AVERAGE ASSUMPTIONS USED TO
  DETERMINE NET PERIODIC BENEFIT COST
Discount rate..........................  6.0%    5.0%    5.8%    5.0%    6.3%    5.7%
Expected long-term return on plan
  assets...............................  8.8%    7.6%    8.8%    7.6%    8.8%    7.7%
Rate of compensation increase..........  N/A     4.3%    3.2%    4.3%    4.5%    4.4%

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

     Effective January 1, 2007, we froze our defined benefit plans and replaced them with additional contributions under defined contribution plans for nearly all U.S.-based salaried and non-union hourly employees.

     Effective January 1, 2007, Tenneco elected to early-adopt the measurement date provisions of SFAS No. 158. As a result, during the first quarter of 2007, the following adjustments were made to retained earnings (accumulated deficit) and other comprehensive income (both net of tax effects) for our defined benefit pension plans:

                                                               US   FOREIGN
                                                              ---   -------
Retained earnings (accumulated deficit), net of tax.........  $(3)    $(2)
Accumulated other comprehensive income, net of tax..........    8       6


     We made contributions of $36 million to these pension plans during 2007. Based on current actuarial estimates, we believe we will be required to make contributions of $29 million to those plans during 2008. Pension contributions beyond 2008 will be required, but those amounts will vary based upon many factors, including the performance of our pension fund investments during 2008.

     Effective December 31, 2006, we froze future accruals under our defined benefit plans for substantially all U.S. salaried and non-union hourly employees and replaced these benefits with additional contributions under defined contribution plans. These changes saved approximately $11 million in earnings before taxes in 2007. Additionally, we realized a one-time benefit of $7 million in the fourth quarter 2006 related to curtailing the defined benefit pension plans.

     We have life insurance plans which cover a majority of our domestic employees. We also have postretirement plans for our domestic employees hired before January 1, 2001. The plans cover salaried employees retiring on or after attaining age 55 who have at least 10 years of service with us after attaining age 45. For hourly employees, the postretirement benefit plans generally cover employees who retire according to one of our hourly employee retirement plans. All of these benefits may be subject to deductibles, co-payment provisions and other limitations, and we have reserved the right to change these benefits. For those employees hired after January 1, 2001, we do not provide any postretirement benefits. Our postretirement healthcare and life insurance plans are not funded. The measurement date used to determine postretirement benefit obligations is December 31st.

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

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

     Net periodic postretirement benefit cost for the years 2007, 2006, and 2005, consists of the following components:

                                                           2007   2006   2005
                                                           ----   ----   ----
                                                               (MILLIONS)
Service cost -- benefits earned during the year..........   $ 2    $ 2    $ 3
Interest on accumulated postretirement benefit
  obligation.............................................     9      9      8
Recognition of:
  Actuarial loss.........................................     6      6      6
  Prior service cost.....................................    (5)    (6)    (6)
                                                            ---    ---    ---
Net periodic pension cost................................   $12    $11    $11
                                                            ===    ===    ===



     In 2008, we expect to recognize the following amounts, which are currently reflected in accumulated other comprehensive income, as components of net periodic benefit cost:

                                                                    2008
                                                                    ----
Net actuarial loss................................................   $ 5
Prior service cost................................................    (5)
                                                                     ---
                                                                     $--
                                                                     ===



     Effective January 1, 2007, Tenneco elected to early-adopt the measurement date provisions of SFAS No. 158. As a result, during the first quarter of 2007, the following adjustments were made to retained earnings (accumulated deficit) and other comprehensive income (both net of tax effects) for our postretirement plans:

                                                                      US
                                                                      --
Retained earnings (accumulated deficit), net of tax................  $3
Accumulated other comprehensive income, net of tax.................  --


     The following estimated postretirement benefit payments are payable from the plans to participants:

                                                               POSTRETIREMENT
YEAR                                                              BENEFITS
----                                                           --------------
                                                                 (MILLIONS)
2008.........................................................        $10
2009.........................................................         10
2010.........................................................         10
2011.........................................................         11
2012.........................................................         11
2013-2017....................................................         53


     The weighted average assumed health care cost trend rate used in determining the 2007 accumulated postretirement benefit obligation was 10 percent, declining to 5 percent by 2012. The healthcare cost trend rate was 10 percent and 9 percent for 2006 and 2005, respectively, in each case trading down to 5 percent over succeeding periods.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

     The following assumptions were used in the accounting for postretirement cost for the years of 2007, 2006 and 2005:

                                                               2007   2006
                                                               ----   ----
WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE BENEFIT
  OBLIGATIONS
Discount rate................................................   6.2%   5.9%
Rate of compensation increase................................   4.0%   4.0%



                                                           2007   2006   2005
                                                           ----   ----   ----
WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE NET
  PERIODIC BENEFIT COST
Discount rate............................................   6.0%   5.8%   6.3%
Rate of compensation increase............................   4.0%   4.5%   4.5%


     The effect of a one-percentage-point increase or decrease in the 2007 assumed health care cost trend rates on total service cost and interest and the postretirement benefit obligation are as follows:

                                                    ONE-PERCENTAGE   ONE-PERCENTAGE
                                                    POINT INCREASE   POINT DECREASE
                                                    --------------   --------------
                                                               (MILLIONS)
Effect on total of service cost and interest
  cost............................................        $ 1              $ 1
Effect on postretirement benefit obligation.......         14               12


     Based on current actuarial estimates, we believe we will be required to make postretirement contributions of approximately $10 million during 2008.

     In September 2006, the FASB issued Statement of Accounting Standards No. 158, "Accounting for Defined Benefit Pension and Other Postretirement Plans" which amended certain provisions of FASB Statements 87, 88, 106 and 132(R). As a result of implementing the recognition provisions of this Statement on our pension and postretirement plans, the incremental effect on individual line items in the consolidated financial statements as of December 31, 2006, is as follows:

                                         BEFORE APPLICATION                 AFTER APPLICATION
                                          OF STATEMENT 158    ADJUSTMENTS    OF STATEMENT 158
                                         ------------------   -----------   -----------------
Deferred Income Tax Assets.............        $  417             $ 31            $  448
Total Assets...........................         3,243               31             3,274
Liability for Pension Benefits.........           274               90               364
Total Liabilities......................         2,958               90             3,048
Accumulated Other Comprehensive loss...          (193)             (59)             (252)
Total Stockholders' Equity.............           285              (59)              226


     Employee Stock Ownership Plans (401(k) Plans) -- We have established Employee Stock Ownership Plans for the benefit of our employees. Under the plans, subject to limitations in the Internal Revenue Code, participants may elect to defer up to 75 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We currently match in cash 50 percent of each employee's contribution up to eight percent of the employee's salary. In connection with freezing the defined benefit pension plans for nearly all U.S. based salaried and hourly employees effective December 31, 2006, and the related replacement of those defined benefit plans with defined contribution plans, we are making additional contributions to the Employee Stock Ownership Plans. We recorded expense for these matching contributions of approximately $17 million for December 31, 2007 and $7 million for each of the years ended December 31, 2006 and 2005. All contributions vest immediately.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

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

     We are a global manufacturer with three geographic reportable segments: (1) North America, (2) Europe, South America and India ("Europe"), and (3) Asia Pacific. Each segment manufactures and distributes ride control and emission control products primarily for the automotive industry. We have not aggregated individual operating segments within these reportable segments. We evaluate segment performance based primarily on income before interest expense, income taxes, and minority interest. Products are

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES transferred between segments and geographic areas on a basis intended to reflect as nearly as possible the "market value" of the products. Segment results for 2007, 2006, and 2005 are as follows:

                                                                   SEGMENT
                                            -----------------------------------------------------
                                             NORTH               ASIA    RECLASS &
                                            AMERICA   EUROPE   PACIFIC     ELIMS     CONSOLIDATED
                                            -------   ------   -------   ---------   ------------
                                                                  (MILLIONS)
AT DECEMBER 31, 2007, AND FOR THE YEAR
  THEN ENDED
Revenues from external customers..........   $2,901   $2,737     $546      $  --        $6,184
Intersegment revenues.....................        9      398       14       (421)           --
Interest income...........................       --       12       --         --            12
Depreciation and amortization of other
  intangibles.............................      103       86       16         --           205
Income before interest expense, income
  taxes, and minority interest............      120       99       33         --           252
Total assets..............................    1,555    1,605      368         62         3,590
Investment in affiliated companies........       --       10       --         --            10
Expenditures for plant, property and
  equipment...............................      106       74       18         --           198
Noncash items other than depreciation and
  amortization............................      (18)      (1)       1         --           (18)
AT DECEMBER 31, 2006, AND FOR THE YEAR
  THEN ENDED
Revenues from external customers..........   $1,956   $2,305     $421      $  --        $4,682
Intersegment revenues.....................        7       82       15       (104)           --
Interest income...........................       --        7       --         --             7
Depreciation and amortization of other
  intangibles.............................       92       79       13         --           184
Income before interest expense, income
  taxes, and minority interest............      103       81       12         --           196
Total assets..............................    1,460    1,422      301         91         3,274
Investment in affiliated companies........       --        9       --         --             9
Expenditures for plant, property and
  equipment...............................      100       51       19         --           170
Noncash items other than depreciation and
  amortization............................      (14)       4       (1)        --           (11)
AT DECEMBER 31, 2005, AND FOR THE YEAR
  THEN ENDED
Revenues from external customers..........   $2,027   $2,053     $360      $  --        $4,440
Intersegment revenues.....................        6       57       11        (74)           --
Interest income...........................        1        3       --         --             4
Depreciation and amortization of other
  intangibles.............................       90       76       11         --           177
Income before interest expense, income
  taxes, and minority interest............      148       53       16         --           217
Total assets..............................    1,352    1,288      251         54         2,945
Investment in affiliated companies........       --        6       --         --             6
Expenditures for plant, property and
  equipment...............................       74       54       16         --           144
Noncash items other than depreciation and
  amortization............................       (8)       8       --         --            --

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

     The following table shows information relating to our external customer revenues for each product or each group of similar products:

                                                              NET SALES
                                                       YEAR ENDED DECEMBER 31,
                                                      ------------------------
                                                       2007     2006     2005
                                                      ------   ------   ------
                                                             (MILLIONS)
EMISSION CONTROL SYSTEMS & PRODUCTS
  Aftermarket.......................................  $  370   $  384   $  368
  Original Equipment market
     OE Value-add...................................   2,288    1,665    1,709
     OE Substrate...................................   1,673      927      681
                                                      ------   ------   ------
                                                       3,961    2,592    2,390
                                                      ------   ------   ------
                                                       4,331    2,976    2,758
                                                      ------   ------   ------
RIDE CONTROL SYSTEMS & PRODUCTS
  Aftermarket.......................................     734      690      653
  OE market.........................................   1,119    1,016    1,029
                                                      ------   ------   ------
                                                       1,853    1,706    1,682
                                                      ------   ------   ------
     Total Revenues.................................  $6,184   $4,682   $4,440
                                                      ======   ======   ======



     During 2007, sales to four major customers comprised approximately 20 percent, 14 percent, 9 percent and 8 percent of consolidated net sales and operating revenues. During 2006, sales to four major customers comprised approximately 14 percent, 11 percent, 11 percent and 11 percent of consolidated net sales and operating revenues. During 2005, sales to the same four major customers comprised approximately 17 percent, 12 percent, 9 percent and 9 percent of consolidated net sales and operating revenues.

                                                            GEOGRAPHIC AREA
                                   -----------------------------------------------------------------
                                   UNITED                         OTHER     RECLASS &
                                   STATES   GERMANY   CANADA   FOREIGN(A)     ELIMS     CONSOLIDATED
                                   ------   -------   ------   ----------   ---------   ------------
                                                           (MILLIONS)
AT DECEMBER 31, 2007, AND FOR THE
  YEAR THEN ENDED
Revenues from external
  customers(b)...................  $2,121    $1,036    $590      $2,437       $  --        $6,184
Long-lived assets(c).............     410       151      89         695          --         1,345
Total assets.....................   1,476       477     150       1,621        (134)        3,590
AT DECEMBER 31, 2006, AND FOR THE
  YEAR THEN ENDED
Revenues from external
  customers(b)...................  $1,538    $  842    $248      $2,054       $  --        $4,682
Long-lived assets(c).............     402       139      73         637          --         1,251
Total assets.....................   1,365       329     122       1,553         (95)        3,274
AT DECEMBER 31, 2005, AND FOR THE
  YEAR THEN ENDED
Revenues from external
  customers(b)...................  $1,625    $  633    $260      $1,922       $  --        $4,440
Long-lived assets(c).............     406       136      77         586          --         1,205
Total assets.....................   1,265       296     116       1,371        (103)        2,945

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

--------

   Notes: (a) Revenues from external customers and long-lived assets for individual foreign countries other than Germany and Canada are not material.

          (b) Revenues are attributed to countries based on location of the shipper.

          (c) Long-lived assets include all long-term assets except goodwill, intangibles and deferred tax assets.

12. COMMITMENTS AND CONTINGENCIES

  Capital Commitments

     We estimate that expenditures aggregating approximately $48 million will be required after December 31, 2007 to complete facilities and projects authorized at such date, and we have made substantial commitments in connection with these facilities and projects.

  Lease Commitments

     We have long-term leases for certain facilities, equipment and other assets. The minimum lease payments under non-cancelable leases with lease terms in excess of one year are:

                                                                             SUBSEQUENT
                                          2008   2009   2010   2011   2012      YEARS
                                          ----   ----   ----   ----   ----   ----------
                                                            (MILLIONS)
Operating Leases........................   $17    $14    $11    $ 9    $ 5       $ 2
Capital Leases..........................   $ 3    $ 3    $ 3    $--    $--       $--


     Total rental expense for the year 2007, 2006, and 2005 was $40 million, $37 million and $35 million respectively.

  Litigation

     We also from time to time are involved in legal proceedings, claims or investigations that are incidental to the conduct of our business. Some of these proceedings allege damages against us relating to environmental liabilities (including toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warnings issues, and other product liability related matters), taxes, employment matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. We vigorously defend ourselves against all of these claims. In future periods, we could be subjected to cash costs or non-cash charges to earnings if any of these matters are resolved on unfavorable terms. However, although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of the particular claim, we do not expect that these legal proceedings or claims will have any material adverse impact on our future consolidated financial position or results of operations.

     In addition, we are subject to a number of lawsuits initiated by a significant number of claimants alleging health problems as a result of exposure to asbestos. A small percentage of claims have been asserted by railroad workers alleging exposure to asbestos products in railroad cars manufactured by The Pullman Company, one of our subsidiaries. Nearly all of the claims are related to alleged exposure to asbestos in our automotive emission control products. Only a small percentage of these claimants allege that they were automobile mechanics and a significant number appear to involve workers in other industries or otherwise do not include sufficient information to determine whether there is any basis for a claim against us. We believe, based on scientific and other evidence, it is unlikely that mechanics were exposed to asbestos by our former muffler products and that, in any event, they would not be at increased risk of asbestos-related disease based on their work with these products. Further, many of these cases involve numerous defendants, with the number

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES of each in some cases exceeding 200 defendants from a variety of industries. Additionally, the plaintiffs either do not specify any, or specify the jurisdictional minimum, dollar amount for damages. As major asbestos manufacturers continue to go out of business or file for bankruptcy, we may experience an increased number of these claims. We vigorously defend ourselves against these claims as part of our ordinary course of business. In future periods, we could be subject to cash costs or non-cash charges to earnings if any of these matters are resolved unfavorably to us. To date, with respect to claims that have proceeded sufficiently through the judicial process, we have regularly achieved favorable resolution. Accordingly, we presently believe that these asbestos-related claims will not have a material adverse impact on our future financial condition or results of operations.

  Product Warranties

     We provide warranties on some of our products. The warranty terms vary but range from one year up to limited lifetime warranties on some of our premium aftermarket products. Provisions for estimated expenses related to product warranty are made at the time products are sold or when specific warranty issues are identified on OE products. These estimates are established using historical information about the nature, frequency and average cost of warranty claims. We actively study trends of warranty claims and take action to improve product quality and minimize warranty claims. We believe that the warranty reserve is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the reserve. The reserve is included in both current and long-term liabilities on the balance sheet.

     Below is a table that shows the activity in the warranty accrual accounts:

                                                                YEAR ENDED
                                                                 DECEMBER
                                                                   31,
                                                               -----------
                                                               2007   2006
                                                               ----   ----
                                                                (MILLIONS)
Beginning Balance............................................  $ 25   $ 22
Accruals related to product warranties.......................    12     17
Reductions for payments made.................................   (12)   (14)
                                                               ----   ----
Ending Balance...............................................  $ 25   $ 25
                                                               ====   ====



  Environmental Matters

     We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense costs related to an existing condition caused by past operations and that do not contribute to current or future revenue generation. We record liabilities when environmental assessments indicate that remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors. We consider all available evidence including prior experience in remediation of contaminated sites, other companies' cleanup experiences and data released by the United States Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new information. Where future cash flows are fixed or reliably determinable, we have discounted the liabilities. All other environmental liabilities are recorded at their undiscounted amounts. We evaluate recoveries separately from the liability and, when they are assured, recoveries are recorded and reported separately from the associated liability in our consolidated financial statements.

     As of December 31, 2007, we are designated as a potentially responsible party in one Superfund site. Including the Superfund site, we may have the obligation to remediate current or former facilities, and we

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES estimate our share of environmental remediation costs at these facilities to be approximately $11 million. For the Superfund site and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund site, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund site, and of other liable parties at our current and former facilities, has been considered, where appropriate, in our determination of our estimated liability.

     We believe that any potential costs associated with our current status as a potentially responsible party in the Superfund site, or as a liable party at our current or former facilities, will not be material to our results of operations or consolidated financial position.

13. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

  Basis of Presentation

     Subject to limited exceptions, all of our existing and future material domestic 100% owned subsidiaries (which are referred to as the Guarantor Subsidiaries) fully and unconditionally guarantee our senior subordinated notes due in 2014, our senior notes due in 2015 and our senior secured notes due 2013 on a joint and several basis. You should also read Note 6 of the consolidated financial statements of Tenneco Inc. and Consolidated Subsidiaries, "Financial Instruments" for further discussion of the notes and related guarantee. We have not presented separate financial statements and other disclosures concerning each of the Guarantor Subsidiaries because management has determined that such information is not material to the holders of the notes. Therefore, the Guarantor Subsidiaries are combined in the presentation below.

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

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                           STATEMENT OF INCOME (LOSS)

                                                     FOR THE YEAR ENDED DECEMBER 31, 2007
                                     -------------------------------------------------------------------
                                                                   TENNECO INC.
                                       GUARANTOR    NONGUARANTOR      (PARENT     RECLASS
                                     SUBSIDIARIES   SUBSIDIARIES     COMPANY)     & ELIMS   CONSOLIDATED
                                     ------------   ------------   ------------   -------   ------------
                                                                  (MILLIONS)
REVENUES
Net sales and operating
  revenues --
     External......................     $2,827         $3,357          $  --       $  --       $6,184
     Affiliated companies..........         95            895             --        (990)          --
                                        ------         ------          -----       -----       ------
                                         2,922          4,252             --        (990)       6,184
                                        ------         ------          -----       -----       ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below).....      2,619          3,582             (1)       (990)       5,210
  Engineering, research, and
     development...................         55             59             --          --          114
  Selling, general, and
     administrative................        145            249              4           1          399
  Depreciation and amortization of
     other intangibles.............         80            125             --          --          205
                                        ------         ------          -----       -----       ------
                                         2,899          4,015              3        (989)       5,928
                                        ------         ------          -----       -----       ------
OTHER INCOME (EXPENSE)
  Loss on sale of receivables......         --            (10)            --          --          (10)
  Other income (expense)...........         13              3             --         (10)           6
                                        ------         ------          -----       -----       ------
                                            13             (7)            --         (10)          (4)
                                        ------         ------          -----       -----       ------
INCOME (LOSS) BEFORE INTEREST
  EXPENSE, INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN NET
  INCOME FROM AFFILIATED
  COMPANIES........................         36            230             (3)        (11)         252
     Interest expense --
       External (net of interest
          capitalized).............         (2)             2            164          --          164
       Affiliated companies (net of
          interest income).........        185            (16)          (169)         --           --
     Income tax expense (benefit)..        (42)            78             57         (10)          83
     Minority interest.............         --             10             --          --           10
                                        ------         ------          -----       -----       ------
                                          (105)           156            (55)         (1)          (5)
     Equity in net income (loss)
       from affiliated companies...        135             --             50        (185)          --
                                        ------         ------          -----       -----       ------
NET INCOME (LOSS)..................     $   30         $  156          $  (5)      $(186)      $   (5)
                                        ======         ======          =====       =====       ======


                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                           STATEMENT OF INCOME (LOSS)

                                                     FOR THE YEAR ENDED DECEMBER 31, 2006
                                     -------------------------------------------------------------------
                                                                   TENNECO INC.
                                       GUARANTOR    NONGUARANTOR      (PARENT     RECLASS
                                     SUBSIDIARIES   SUBSIDIARIES     COMPANY)     & ELIMS   CONSOLIDATED
                                     ------------   ------------   ------------   -------   ------------
                                                                  (MILLIONS)
REVENUES
Net sales and operating
  revenues --
     External......................     $1,892         $2,790          $  --       $  --       $4,682
     Affiliated companies..........         88            483             --        (571)          --
                                        ------         ------          -----       -----       ------
                                         1,980          3,273             --        (571)       4,682
                                        ------         ------          -----       -----       ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below).....      1,614          2,793             --        (571)       3,836
  Engineering, research, and
     development...................         45             43             --          --           88
  Selling, general, and
     administrative................        131            238              4          --          373
  Depreciation and amortization of
     other intangibles.............         71            113             --          --          184
                                        ------         ------          -----       -----       ------
                                         1,861          3,187              4        (571)       4,481
                                        ------         ------          -----       -----       ------
OTHER INCOME (EXPENSE)
  Loss on sale of receivables......         --             (9)            --          --           (9)
  Other income (expense)...........         --              6             (3)          1            4
                                        ------         ------          -----       -----       ------
                                            --             (3)            (3)          1           (5)
                                        ------         ------          -----       -----       ------
INCOME (LOSS) BEFORE INTEREST
  EXPENSE, INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN NET
  INCOME FROM AFFILIATED
  COMPANIES........................        119             83             (7)          1          196
     Interest expense --
       External (net of interest
          capitalized).............         (4)             3            137          --          136
       Affiliated companies (net of
          interest income).........        165            (11)          (154)         --           --
     Income tax expense (benefit)..        (33)            41             (4)          1            5
     Minority interest.............         --              6             --          --            6
                                        ------         ------          -----       -----       ------
                                            (9)            44             14          --           49
     Equity in net income (loss)
       from affiliated companies...         24              3             35         (62)          --
                                        ------         ------          -----       -----       ------
NET INCOME (LOSS)..................     $   15         $   47          $  49       $ (62)      $   49
                                        ======         ======          =====       =====       ======


                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                           STATEMENT OF INCOME (LOSS)

                                                     FOR THE YEAR ENDED DECEMBER 31, 2005
                                     -------------------------------------------------------------------
                                                                   TENNECO INC.
                                       GUARANTOR    NONGUARANTOR      (PARENT     RECLASS
                                     SUBSIDIARIES   SUBSIDIARIES     COMPANY)     & ELIMS   CONSOLIDATED
                                     ------------   ------------   ------------   -------   ------------
                                                                  (MILLIONS)
REVENUES
Net sales and operating
  revenues --
     External......................     $2,026         $2,414          $  --       $  --       $4,440
     Affiliated companies..........         73            508             --        (581)          --
                                        ------         ------          -----       -----       ------
                                         2,099          2,922             --        (581)       4,440
                                        ------         ------          -----       -----       ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below).....      1,697          2,462             --        (581)       3,578
  Engineering, research, and
     development...................         41             42             --          --           83
  Selling, general, and
     administrative................        165            219             --          --          384
  Depreciation and amortization of
     other intangibles.............         71            106             --          --          177
                                        ------         ------          -----       -----       ------
                                         1,974          2,829             --        (581)       4,222
                                        ------         ------          -----       -----       ------
OTHER INCOME (EXPENSE)
  Loss on sale of receivables......         --             (6)            --          --           (6)
  Other income (expense)...........         43            (30)             2         (10)           5
                                        ------         ------          -----       -----       ------
                                            43            (36)             2         (10)          (1)
                                        ------         ------          -----       -----       ------
INCOME (LOSS) BEFORE INTEREST
  EXPENSE, INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN NET
  INCOME FROM AFFILIATED
  COMPANIES........................        168             57              2         (10)         217
     Interest expense --
       External (net of interest
          capitalized).............         (2)             3            132          --          133
       Affiliated companies (net of
          interest income).........        122             (8)          (114)         --           --
     Income tax expense (benefit)..        (76)            26             69           7           26
     Minority interest.............         --              2             --          --            2
                                        ------         ------          -----       -----       ------
                                           124             34            (85)        (17)          56
     Equity in net income (loss)
       from affiliated companies...         57             --            141        (198)          --
                                        ------         ------          -----       -----       ------
NET INCOME (LOSS)..................     $  181         $   34          $  56       $(215)      $   56
                                        ======         ======          =====       =====       ======


                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                  BALANCE SHEET

                                                                 DECEMBER 31, 2007
                                       --------------------------------------------------------------------
                                                                     TENNECO INC.
                                         GUARANTOR    NONGUARANTOR      (PARENT      RECLASS
                                       SUBSIDIARIES   SUBSIDIARIES     COMPANY)      & ELIMS   CONSOLIDATED
                                       ------------   ------------   ------------   --------   ------------
                                                                    (MILLIONS)
                ASSETS
Current assets:
  Cash and cash equivalents..........     $    6         $   182        $   --      $     --      $   188
  Receivables, net...................        385           1,090           148          (866)         757
  Inventories........................        198             341            --            --          539
  Deferred income taxes..............         53               0             3           (20)          36
  Prepayments and other..............         18             103            --            --          121
                                          ------         -------        ------      --------      -------
                                             660           1,716           151          (886)       1,641
                                          ------         -------        ------      --------      -------
Other assets:
  Investment in affiliated
     companies.......................        628              --         1,083        (1,711)          --
  Notes and advances receivable from
     affiliates......................      3,607             232         5,383        (9,222)          --
  Long-term notes receivable, net....         --              19            --            --           19
  Goodwill...........................        136              72            --            --          208
  Intangibles, net...................         17               9            --            --           26
  Deferred income taxes..............        310              60           180          (180)         370
  Other..............................         40              76            25            --          141
                                          ------         -------        ------      --------      -------
                                           4,738             468         6,671       (11,113)         764
                                          ------         -------        ------      --------      -------
Plant, property, and equipment, at
  cost...............................        994           1,984            --            --        2,978
  Less -- Accumulated depreciation
     and amortization................       (658)         (1,135)           --            --       (1,793)
                                          ------         -------        ------      --------      -------
                                             336             849            --            --        1,185
                                          ------         -------        ------      --------      -------
                                          $5,734         $ 3,033        $6,822      $(11,999)     $ 3,590
                                          ======         =======        ======      ========      =======

 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current
     maturities of long-term debt)
     Short-term debt -- non-
       affiliated....................     $   --         $    44        $    2      $     --      $    46
     Short-term debt -- affiliated...        274             439            10          (723)          --
  Trade payables.....................        350             774            --          (137)         987
  Accrued taxes......................         27              16            --            (2)          41
  Other..............................        118             169            21           (24)         284
                                          ------         -------        ------      --------      -------
                                             769           1,442            33          (886)       1,358
Long-term debt-non-affiliated........         --               7         1,321            --        1,328
Long-term debt-affiliated............      4,100              54         5,068        (9,222)          --
Deferred income taxes................        213              81            --          (180)         114
Postretirement benefits and other
  liabilities........................        264              89            --             6          359
Commitments and contingencies
Minority interest....................         --              31            --            --           31
Shareholders' equity.................        388           1,329           400        (1,717)         400
                                          ------         -------        ------      --------      -------
                                          $5,734         $ 3,033        $6,822      $(11,999)     $ 3,590
                                          ======         =======        ======      ========      =======


                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                                  BALANCE SHEET


                                                                 DECEMBER 31, 2006
                                       --------------------------------------------------------------------
                                                                     TENNECO INC.
                                         GUARANTOR    NONGUARANTOR      (PARENT      RECLASS
                                       SUBSIDIARIES   SUBSIDIARIES     COMPANY)      & ELIMS   CONSOLIDATED
                                       ------------   ------------   ------------   --------   ------------
                                                                    (MILLIONS)
                ASSETS
Current assets:
  Cash and cash equivalents..........     $   57         $  146         $   (1)     $     --      $   202
  Receivables, net...................        333            828             23          (589)         595
  Inventories........................        138            303             --            --          441
  Deferred income taxes..............         34             12              7            (2)          51
  Prepayments and other..............         24            102             --            --          126
                                          ------         ------         ------      --------      -------
                                             586          1,391             29          (591)       1,415
                                          ------         ------         ------      --------      -------
Other assets:
  Investment in affiliated
     companies.......................        587             --          1,108        (1,695)          --
  Notes and advances receivable from
     affiliates......................      3,442            215          5,012        (8,669)          --
  Long-term notes receivable, net....          2             27             (3)           --           26
  Goodwill...........................        135             68             --            --          203
  Intangibles, net...................         --              9             (1)           --            8
  Deferred income taxes..............        327             67            200          (197)         397
  Other..............................         34             70             28            --          132
                                          ------         ------         ------      --------      -------
                                           4,527            456          6,344       (10,561)         766
                                          ------         ------         ------      --------      -------
Plant, property, and equipment, at
  cost...............................        949          1,694             --            --        2,643
  Less -- Accumulated depreciation
     and amortization................       (621)          (929)            --            --       (1,550)
                                          ------         ------         ------      --------      -------
                                             328            765             --            --        1,093
                                          ------         ------         ------      --------      -------
                                          $5,441         $2,612         $6,373      $(11,152)     $ 3,274
                                          ======         ======         ======      ========      =======

 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current
     maturities of long-term debt)
     Short-term debt -- non-
       affiliated....................     $   --         $   26         $    2      $     --      $    28
     Short-term debt -- affiliated...        211            281             10          (502)          --
     Trade payables..................        248            618             (1)          (84)         781
  Accrued taxes......................         16             33              1            (1)          49
  Other..............................        119            114             32            (4)         261
                                          ------         ------         ------      --------      -------
                                             594          1,072             44          (591)       1,119
Long-term debt-non-affiliated........         --             10          1,347            --        1,357
Long-term debt-affiliated............      3,872             49          4,748        (8,669)          --
Deferred income taxes................        212             92             --          (197)         107
Postretirement benefits and other
  liabilities........................        311            111              8             7          437
Commitments and contingencies
Minority interest....................         --             28             --            --           28
Shareholders' equity.................        452          1,250            226        (1,702)         226
                                          ------         ------         ------      --------      -------
                                          $5,441         $2,612         $6,373      $(11,152)     $ 3,274
                                          ======         ======         ======      ========      =======


                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                             STATEMENT OF CASH FLOWS


                                                           YEAR ENDED DECEMBER 31, 2007
                                         ---------------------------------------------------------------
                                                                     TENNECO INC.
                                           GUARANTOR   NONGUARANTOR     (PARENT    RECLASS
                                         SUBSIDIARIES  SUBSIDIARIES    COMPANY)    & ELIMS  CONSOLIDATED
                                         ------------  ------------  ------------  -------  ------------
                                                                    (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by operating
  activities...........................      $ 380         $ 309         $(524)      $          $ 165
INVESTING ACTIVITIES
Net proceeds from the sale of assets...          1             9            --        --           10
Cash payments for plant, property, and
  equipment............................        (59)         (118)           --        --         (177)
Cash payments for software related
  intangible assets....................        (13)           (6)           --        --          (19)
Cash payment for net assets purchased..        (16)           --            --        --          (16)
Investments and other..................         --          (250)          250        --           --
                                             -----         -----         -----       ---        -----
Net cash used by investing activities..        (87)         (365)          250        --         (202)
                                             -----         -----         -----       ---        -----
FINANCING ACTIVITIES
Issuance of common shares..............         --            --             8        --            8
Issuance of Subsidiary Equity..........         41           (41)           --        --           --
Issuance of long-term debt.............         --            --           400        --          400
Retirement of long-term debt...........         --            (3)         (588)       --         (591)
Debt issuance cost of long-term debt...         --            --           (11)       --          (11)
Net increase (decrease) in revolver
  borrowings and short-term debt
  excluding current maturities of long-
  term debt............................         --            16           167        --          183
Intercompany dividends and net increase
  (decrease) in intercompany
  obligations..........................       (384)           86           298        --           --
Distribution to minority interest
  partners.............................         --            (6)           --        --           (6)
                                             -----         -----         -----       ---        -----
Net cash provided (used) by financing
  activities...........................       (343)           52           274        --          (17)
                                             -----         -----         -----       ---        -----
Effect of foreign exchange rate changes
  on cash and cash equivalents.........         --            40            --        --           40
                                             -----         -----         -----       ---        -----
Increase (decrease) in cash and cash
  equivalents..........................        (50)           36            --        --          (14)
Cash and cash equivalents, January 1...         56           146            --        --          202
                                             -----         -----         -----       ---        -----
Cash and cash equivalents, December 31
  (Note)...............................      $   6         $ 182         $  --       $--        $ 188
                                             =====         =====         =====       ===        =====




--------

Note: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                             STATEMENT OF CASH FLOWS

                                                         YEAR ENDED DECEMBER 31, 2006
                                     -------------------------------------------------------------------
                                                                   TENNECO INC.
                                       GUARANTOR    NONGUARANTOR      (PARENT     RECLASS
                                     SUBSIDIARIES   SUBSIDIARIES     COMPANY)     & ELIMS   CONSOLIDATED
                                     ------------   ------------   ------------   -------   ------------
                                                                  (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by
  operating activities.............      $ 242          $ 249          $(288)       $--         $ 203
INVESTING ACTIVITIES
Net proceeds from the sale of
  assets...........................         10              7             --         --            17
Cash payment for plant, property,
  and equipment....................        (78)           (99)            --         --          (177)
Cash payment for software related
  intangible assets................         (6)            (7)            --         --           (13)
Investments and other..............         --              1             --         --             1
                                         -----          -----          -----        ---         -----
Net cash used by investing
  activities.......................        (74)           (98)            --         --          (172)
                                         -----          -----          -----        ---         -----
FINANCING ACTIVITIES
Issuance of common shares..........         --             --             17         --            17
Retirement of long-term debt.......         --             (3)            (1)        --            (4)
Net increase (decrease) in revolver
  borrowings and short-term debt
  excluding current maturities of
  long-term debt...................         --              3             --         --             3
Intercompany dividends and net
  increase (decrease) in
  intercompany obligations.........       (142)          (129)           271         --            --
Distribution to minority interest
  partners.........................         --             (4)            --         --            (4)
                                         -----          -----          -----        ---         -----
Net cash provided (used) by
  financing activities.............       (142)          (133)           287         --            12
                                         -----          -----          -----        ---         -----
Effect of foreign exchange rate
  changes on cash and cash
  equivalents......................         --             18             --         --            18
                                         -----          -----          -----        ---         -----
Increase (decrease) in cash and
  cash equivalents.................         26             36             (1)        --            61
Cash and cash equivalents, January
  1................................         31            110             --         --           141
                                         -----          -----          -----        ---         -----
Cash and cash equivalents, December
  31 (Note)........................      $  57          $ 146          $  (1)       $--         $ 202
                                         =====          =====          =====        ===         =====



--------

Note: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                             STATEMENT OF CASH FLOWS


                                                         YEAR ENDED DECEMBER 31, 2005
                                     -------------------------------------------------------------------
                                                                   TENNECO INC.
                                       GUARANTOR    NONGUARANTOR      (PARENT     RECLASS
                                     SUBSIDIARIES   SUBSIDIARIES     COMPANY)     & ELIMS   CONSOLIDATED
                                     ------------   ------------   ------------   -------   ------------
                                                                  (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by
  operating activities.............      $ 202          $ 159          $(238)       $--         $ 123
INVESTING ACTIVITIES
Net proceeds from the sale of
  assets...........................          3              1             --         --             4
Cash payments for plant, property,
  and equipment....................        (47)           (93)            --         --          (140)
Cash payments for software related
  intangible assets................         (6)            (8)            --         --           (14)
Acquisition of business............         --            (14)            --         --           (14)
Investments and other..............          2             (2)            --         --            --
                                         -----          -----          -----        ---         -----
Net cash used by investing
  activities.......................        (48)          (116)            --         --          (164)
                                         -----          -----          -----        ---         -----
FINANCING ACTIVITIES
Issuance of common shares..........         --             --              7         --             7
Issuance of long-term debt.........         --              1             --         --             1
Retirement of long-term debt.......         --             (3)           (42)        --           (45)
Net increase (decrease) in revolver
  borrowings and short-term debt
  excluding current maturities of
  long-term debt...................         --              9             --         --             9
Intercompany dividends and net
  increase (decrease) in
  intercompany obligations.........       (264)            (9)           273         --            --
Distribution to minority interest
  partners.........................         --             --             --         --            --
                                         -----          -----          -----        ---         -----
Net cash provided (used) by
  financing activities.............       (264)            (2)           238         --           (28)
                                         -----          -----          -----        ---         -----
Effect of foreign exchange rate
  changes on cash and cash
  equivalents......................         --             (4)            --         --            (4)
                                         -----          -----          -----        ---         -----
Increase (decrease) in cash and
  cash equivalents.................       (110)            37             --         --           (73)
Cash and cash equivalents, January
  1................................        140             74             --         --           214
                                         -----          -----          -----        ---         -----
Cash and cash equivalents, December
  31 (Note)........................      $  30          $ 111          $  --        $--         $ 141
                                         =====          =====          =====        ===         =====




--------

Note: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                         INCOME BEFORE
                                        NET SALES     COST OF SALES    INTEREST EXPENSE,
                                           AND         (EXCLUDING         INCOME TAXES
                                        OPERATING   DEPRECIATION AND      AND MINORITY          NET
QUARTER                                  REVENUES     AMORTIZATION)         INTEREST       INCOME (LOSS)
-------                                 ---------   ----------------   -----------------   -------------
                                                                   (MILLIONS)
2007
  1st.................................    $1,400         $1,179               $ 49              $  5
  2nd.................................     1,663          1,377                103                41
  3rd.................................     1,556          1,313                 57                21
  4th.................................     1,565          1,341                 43               (72)
                                          ------         ------               ----              ----
                                          $6,184         $5,210               $252              $ (5)
                                          ======         ======               ====              ====
The net loss of $72 million in the fourth quarter of 2007 was primarily driven by $66 million in non-
cash tax expense to realign the European ownership structure, a net tax benefit of $4 million for prior year income tax returns, a charge of $14 million, after tax, for refinancing a portion of the company's debt and after tax restructuring and restructuring related expenses of $11 million.
2006
  1st.................................    $1,131         $  921               $ 41              $  3
  2nd.................................     1,221            971                 73                24
  3rd.................................     1,121            925                 43                 7
  4th.................................     1,209          1,019                 39                15
                                          ------         ------               ----              ----
                                          $4,682         $3,836               $196              $ 49
                                          ======         ======               ====              ====




                                                              BASIC         DILUTED
                                                            EARNINGS       EARNINGS
                                                          PER SHARE OF   PER SHARE OF
QUARTER                                                   COMMON STOCK   COMMON STOCK
-------                                                   ------------   ------------
2007
  1st...................................................     $ 0.11         $ 0.11
  2nd...................................................       0.89           0.85
  3rd...................................................       0.47           0.45
  4th...................................................      (1.57)         (1.57)
  Full Year.............................................      (0.11)         (0.11)
2006
  1st...................................................     $ 0.07         $ 0.07
  2nd...................................................       0.55           0.51
  3rd...................................................       0.16           0.16
  4th...................................................       0.32           0.31
  Full Year.............................................       1.11           1.05


--------

Note: The sum of the quarters may not equal the total of the respective year's earnings per share on either a basic or diluted basis due to changes in the weighted average shares outstanding throughout the year.

     (The preceding notes are an integral part of the foregoing consolidated financial statements.)

                                                                     SCHEDULE II

                   TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                            Column C
                                                      --------------------
                                           Column B         ADDITIONS
                                          ---------   --------------------                Column E
                                           BALANCE     CHARGED     CHARGED                --------
                Column A                      AT          TO         TO       Column D     BALANCE
                --------                  BEGINNING   COSTS AND     OTHER    ----------    AT END
DESCRIPTION                                OF YEAR     EXPENSES   ACCOUNTS   DEDUCTIONS    OF YEAR
-----------                               ---------   ---------   --------   ----------   --------
                                                                 (Millions)
Allowance for Doubtful Accounts and
  Notes Deducted from Assets to Which it
  Applies:
  Year Ended December 31, 2007..........     $23          $3         $2          $3          $25
                                             ===          ==         ==          ==          ===
  Year Ended December 31, 2006..........     $26          $4         $1          $8          $23
                                             ===          ==         ==          ==          ===
  Year Ended December 31, 2005..........     $26          $5         $1          $6          $26
                                             ===          ==         ==          ==          ===


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the year covered by this report. As described below under Management's Report on Internal Control Over Financial Reporting, we have identified a material weakness in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our Chief Executive Officer and Chief Financial Officer have concluded that as a result of this material weakness in accounting for income taxes, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective. See Item 8, "Financial Statements and Supplementary Data" for management's report on internal control over financial reporting and the report of our independent registered public accounting firm thereon.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     Except as described in management's report on internal control over financial reporting under Item 8, "Financial Statements and Supplementary Data", there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

     None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

     The sections entitled "Election of Directors" and "Corporate Governance" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 6, 2008 are incorporated herein by reference. In addition, Item 4.1 of this Annual Report on Form 10-K, which appears at the end of Part I, is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION.

     The section entitled "Executive Compensation" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 6, 2008 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The section entitled "Ownership of Common Stock" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 6, 2008 is incorporated herein by reference.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table shows, as of December 31, 2007, information regarding outstanding awards available under our compensation plans (including individual compensation arrangements) under which our equity securities may be delivered:

                                                        (A)                                  (C)
                                                     NUMBER OF             (B)            NUMBER OF
                                                 SECURITIES TO BE       WEIGHTED-        SECURITIES
                                                    ISSUED UPON     AVERAGE EXERCISE    AVAILABLE FOR
                                                    EXERCISE OF         PRICE OF           FUTURE
                                                    OUTSTANDING        OUTSTANDING        ISSUANCE
                                                     OPTIONS,           OPTIONS,         (EXCLUDING
                                                   WARRANTS AND       WARRANTS AND        SHARES IN
                 PLAN CATEGORY                       RIGHTS(1)           RIGHTS        COLUMN (A))(1)
-----------------------------------------------  ----------------   ----------------   --------------
EQUITY COMPENSATION PLANS APPROVED BY SECURITY
  HOLDERS:
  Stock Ownership Plan(2)......................        774,114           $ 6.01                  --
  2002 Long-Term Incentive Plan (as
     amended)(3)(4)............................      1,259,730           $12.44                  --
  2006 Long-Term Incentive Plan(5).............        541,814           $26.82           1,884,216
EQUITY COMPENSATION PLANS NOT APPROVED BY
  SECURITY HOLDERS:
  Supplemental Stock Ownership Plan(6).........        245,231           $ 8.56                  --


--------

   (1) Reflects the number of shares of the Company's common stock. Does not include 203,001 shares that may be issued in settlement of common stock equivalent units that were credited to outside directors as payment for their retainer and other fees. In general, these units are settled in cash. At the option of the Company, however, the units may be settled in shares of the Company's common stock.

   (2) This plan terminated as to new awards on December 31, 2001 (except awards pursuant to commitments outstanding at that date).

   (3) This plan terminated as to new awards upon adoption of our 2006 Long-term Incentive Plan (except awards pursuant to commitments outstanding on that date).

   (4) Does not include 145,797 shares subject to outstanding restricted stock (vest over time) as of December 31, 2007 that were issued at a weighted-average issue price of $19.24 per share.

   (5) Under this plan, as of December 31, 2007, a maximum of 463,236 shares remained available for delivery under full value awards (i.e., bonus stock, stock equivalent units, performance units, restricted stock and restricted stock units).

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

     The subsections entitled "The Board of Directors and its Committees -- General" and "Transactions with Related Persons" under the section entitled "Corporate Governance" in our definitive Proxy Statement for the annual meeting of Stockholders to be held on May 6, 2008 are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The sections entitled "Ratify Appointment of Independent Public
Accountants -- Audit, Audit-Related, Tax and Other Fees" and "Ratify Appointment of Independent Public Accountants -- Pre-Approval Policy" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 6, 2008 are incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

              CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN ITEM 8

     See "Index to Financial Statements of Tenneco Inc. and Consolidated Subsidiaries" set forth in Item 8, "Financial Statements and Supplementary Data" for a list of financial statements filed as part of this Report.

                      INDEX TO SCHEDULE INCLUDED IN ITEM 8


                                                                           PAGE
                                                                           ----
Schedule of Tenneco Inc. and Consolidated Subsidiaries -- Schedule II
  -- Valuation and qualifying accounts -- three years ended December 31,
  2007..................................................................    128


                SCHEDULES OMITTED AS NOT REQUIRED OR INAPPLICABLE

Schedule I -- Condensed financial information of registrant
Schedule III -- Real estate and accumulated depreciation
Schedule IV -- Mortgage loans on real estate
Schedule V -- Supplemental information concerning property -- casualty insurance operations

                                    EXHIBITS

     The following exhibits are filed with this Annual Report on Form 10-K for the fiscal year ended December 31, 2007, or incorporated herein by reference (exhibits designated by an asterisk are filed with the report; all other exhibits are incorporated by reference):

                                INDEX TO EXHIBITS

   EXHIBIT
   NUMBER                                      DESCRIPTION
   -------                                     -----------
2             --   None
3.1(a)             Restated Certificate of Incorporation of the registrant dated
                   December 11, 1996 (incorporated herein by reference from Exhibit
                   3.1(a) of the registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-12387).
3.1(b)        --   Certificate of Amendment, dated December 11, 1996 (incorporated herein by reference from Exhibit 3.1(c) of the registrant's Annual
                   Report on Form 10-K for the year ended December 31, 1997, File No.
                   1-12387).
3.1(c)        --   Certificate of Ownership and Merger, dated July 8, 1997
                   (incorporated herein by reference from Exhibit 3.1(d) of the registrant's Annual Report on Form 10-K for the year ended December
                   31, 1997, File No. 1-12387).
3.1(d)        --   Certificate of Designation of Series B Junior Participating
                   Preferred Stock dated September 9, 1998 (incorporated herein by reference from Exhibit 3.1(d) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 1-
                   12387).
3.1(e)        --   Certificate of Elimination of the Series A Participating Junior
                   Preferred Stock of the registrant dated September 11, 1998
                   (incorporated herein by reference from Exhibit 3.1(e) of the registrant's Quarterly Report on Form 10-Q for the quarter ended
                   September 30, 1998, File No. 1-12387).
3.1(f)        --   Certificate of Amendment to Restated Certificate of Incorporation
                   of the registrant dated November 5, 1999 (incorporated herein by reference from Exhibit 3.1(f) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-
                   12387).
3.1(g)        --   Certificate of Amendment to Restated Certificate of Incorporation
                   of the registrant dated November 5, 1999 (incorporated herein by reference from Exhibit 3.1(g) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-
                   12387).
3.1(h)        --   Certificate of Ownership and Merger merging Tenneco Automotive
                   Merger Sub Inc. with and into the registrant, dated November 5,
                   1999 (incorporated herein by reference from Exhibit 3.1(h) of the registrant's Quarterly Report on Form 10-Q for the quarter ended
                   September 30, 1999, File No. 1-12387).
3.1(i)        --   Certificate of Amendment to Restated Certificate of Incorporation
                   of the registrant dated May 9, 2000 (incorporated herein by reference from Exhibit 3.1(i) of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-
                   12387).
3.1(j)        --   Certificate of Ownership and Merger merging Tenneco Inc. with and into the registrant, dated October 27, 2005 (incorporated herein by reference from Exhibit 99.1 of the registrant's Current Report on
                   Form 8-K dated October 28, 2005, File No. 1-12387).
3.2           --   By-laws of the registrant, as amended July 10, 2006 (incorporated herein by reference from Exhibit 99.1 of the registrant's Current
                   Report on Form 8-K dated July 10, 2006, File No. 1-12387).
3.3           --   Certificate of Incorporation of Tenneco Global Holdings Inc.
                   ("Global"), as amended (incorporated herein by reference to Exhibit
                   3.3 to the registrant's Registration Statement on Form S-4, Reg.
                   No. 333-93757).
3.4           --   By-laws of Global (incorporated herein by reference to Exhibit 3.4 to the registrant's Registration Statement on Form S-4, Reg. No.
                   333-93757).
3.5           --   Certificate of Incorporation of TMC Texas Inc. ("TMC")
                   (incorporated herein by reference to Exhibit 3.5 to the
                   registrant's Registration Statement on Form S-4, Reg. No. 333-
                   93757).
3.6           --   By-laws of TMC (incorporated herein by reference to Exhibit 3.6 to the registrant's Registration Statement on Form S-4, Reg. No. 333-
                   93757).

   EXHIBIT
   NUMBER                                      DESCRIPTION
   -------                                     -----------
3.7           --   Amended and Restated Certificate of Incorporation of Tenneco
                   International Holding Corp. ("TIHC") (incorporated herein by reference to Exhibit 3.7 to the registrant's Registration Statement on Form S-4, Reg. No. 333-93757).
3.8           --   Amended and Restated By-laws of TIHC (incorporated herein by reference to Exhibit 3.8 to the registrant's Registration Statement on Form S-4, Reg. No. 333-93757).
3.9           --   Certificate of Incorporation of Clevite Industries Inc.
                   ("Clevite"), as amended (incorporated herein by reference to
                   Exhibit 3.9 to the registrant's Registration Statement on Form S-4,
                   Reg. No. 333-93757).
3.10          --   By-laws of Clevite (incorporated herein by reference to Exhibit
                   3.10 to the registrant's Registration Statement on Form S-4, Reg.
                   No. 333-93757).
3.11          --   Amended and Restated Certificate of Incorporation of the Pullman
                   Company ("Pullman") (incorporated herein by reference to Exhibit
                   3.11 to the registrant's Registration Statement on Form S-4, Reg.
                   No. 333-93757).
3.12          --   By-laws of Pullman (incorporated herein by reference to Exhibit
                   3.12 to the registrant's Registration Statement on Form S-4, Reg.
                   No. 333-93757).
3.13          --   Certificate of Incorporation of Tenneco Automotive Operating
                   Company Inc. ("Operating") (incorporated herein by reference to
                   Exhibit 3.13 to the registrant's Registration Statement on Form S-
                   4, Reg. No. 333-93757).
3.14          --   By-laws of Operating (incorporated herein by reference to Exhibit
                   3.14 to the registrant's Registration Statement on Form S-4, Reg.
                   No. 333-93757).
4.1(a)        --   Rights Agreement dated as of September 8, 1998, by and between the registrant and First Chicago Trust Company of New York, as Rights
                   Agent (incorporated herein by reference from Exhibit 4.1 of the registrant's Current Report on Form 8-K dated September 24, 1998,
                   File No. 1-12387).
4.1(b)        --   Amendment No. 1 to Rights Agreement, dated March 14, 2000, by and between the registrant and First Chicago Trust Company of New York, as Rights Agent (incorporated herein by reference from Exhibit
                   4.4(b) of the registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-12387).
4.1(c)        --   Amendment No. 2 to Rights Agreement, dated February 5, 2001, by and between the registrant and First Union National Bank, as Rights
                   Agent (incorporated herein by reference from Exhibit 4.4(b) of the registrant's Post-Effective Amendment No. 3, dated February 26,
                   2001, to its Registration Statement on Form 8-A dated September 17,
                   1998).
4.1(d)        --   Amendment No. 3 to Rights Agreement, dated November 13, 2006, by and between the registrant and Wells Fargo Bank, N.A., as Rights
                   Agent (incorporated herein by reference from Exhibit 99.2 of the registrant's Current Report on Form 8-K dated November 13, 2006,
                   File No. 1-12387.
4.2(a)        --   Indenture, dated as of November 1, 1996, between the registrant and
                   The Chase Manhattan Bank, as Trustee (incorporated herein by reference from Exhibit 4.1 of the registrant's Registration
                   Statement on Form S-4, Registration No. 333-14003).
4.2(b)        --   First Supplemental Indenture dated as of December 11, 1996 to
                   Indenture dated as of November 1, 1996 between the registrant and
                   The Chase Manhattan Bank, as Trustee (incorporated herein by reference from Exhibit 4.3(b) of the registrant's Annual Report on
                   Form 10-K for the year ended December 31, 1996, File No. 1-12387).
4.2(c)        --   Third Supplemental Indenture dated as of December 11, 1996 to
                   Indenture dated as of November 1, 1996 between the registrant and
                   The Chase Manhattan Bank, as Trustee (incorporated herein by reference from Exhibit 4.3(d) of the registrant's Annual Report on
                   Form 10-K for the year ended December 31, 1996, File No. 1-12387).
4.2(d)        --   Fourth Supplemental Indenture dated as of December 11, 1996 to
                   Indenture dated as of November 1, 1996 between the registrant and
                   The Chase Manhattan Bank, as Trustee (incorporated herein by reference from Exhibit 4.3(e) of the registrant's Annual Report on
                   Form 10-K for the year ended December 31, 1996, File No. 1-12387).
4.2(e)        --   Eleventh Supplemental Indenture, dated October 21, 1999, to
                   Indenture dated November 1, 1996 between The Chase Manhattan Bank, as Trustee, and the registrant (incorporated herein by reference from Exhibit 4.2(l) of the registrant's Quarterly Report on Form
                   10-Q for the quarter ended September 30, 1999, File No. 1-12387).

   EXHIBIT
   NUMBER                                      DESCRIPTION
   -------                                     -----------
4.3           --   Specimen stock certificate for Tenneco Inc. common stock
                   (incorporated herein by reference from Exhibit 4.3 of the
                   registrant's Annual Report on Form 10-K for the year ended December
                   31, 2006, File No. 1-12387).
4.4(a)        --   Indenture dated October 14, 1999 by and between the registrant and
                   The Bank of New York, as trustee (incorporated herein by reference from Exhibit 4.4(a) of the registrant's Quarterly Report on Form
                   10-Q for the quarter ended September 30, 1999, File No. 1-12387).
4.4(b)        --   Supplemental Indenture dated November 4, 1999 among Tenneco
                   Automotive Operating Company Inc., Tenneco International Holding
                   Corp., Tenneco Global Holdings Inc., the Pullman Company, Clevite
                   Industries Inc. and TMC Texas Inc. in favor of The Bank of New
                   York, as trustee (incorporated herein by reference from Exhibit
                   4.4(b) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
4.4(c)        --   Subsidiary Guarantee dated as of October 14, 1999 from Tenneco
                   Automotive Operating Company Inc., Tenneco International Holding
                   Corp., Tenneco Global Holdings Inc., the Pullman Company, Clevite
                   Industries Inc. and TMC Texas Inc. in favor of The Bank of New
                   York, as trustee (incorporated herein by reference to Exhibit
                   4.4(c) to the registrant's Registration Statement on Form S-4, Reg.
                   No. 333-93757).
4.5(a)        --   Second Amended and Restated Credit Agreement, dated as of March 16,
                   2007, among Tenneco Inc., JPMorgan Chase Bank, N.A., as
                   administrative agent, and the other lenders party thereto
                   (incorporated herein by reference from Exhibit 99.1 of the registrant's Current Report on Form 8-K dated March 16, 2007).
4.5(b)        --   Guarantee and Collateral Agreement, dated as of March 16, 2007
                   (amending and restating the Guarantee and Collateral Agreement dated as of November 4, 1999, as previously amended and amended and restated), among Tenneco Inc., various of its subsidiaries and
                   JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference from Exhibit 99.2 of the registrant's Current
                   Report on Form 8-K dated March 16, 2007).
*4.5(c)       --   Waiver, dated July 23, 2007, to Second Amended and Restated Credit
                   Agreement, dated as March 16, 2007, by and among the registrant,
                   JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto.
*4.5(d)       --   Second Amendment, dated November 26, 2007, to Second Amended and
                   Restated Credit Agreement, dated as March 16, 2007, by and among the registrant, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto.
4.6(a)        --   Indenture, dated as of June 19, 2003, among the registrant, the subsidiary guarantors named therein and Wachovia Bank, National
                   Association (incorporated herein by reference from Exhibit 4.6(a)
                   to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12387).
4.6(b)        --   Collateral Agreement, dated as of June 19, 2003, by the registrant and the subsidiary guarantors named therein in favor of Wachovia
                   Bank, National Association (incorporated herein by reference from
                   Exhibit 4.6(b) to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12387).
4.6(c)        --   Registration Rights Agreement, dated as of June 19, 2003, among the registrant, the subsidiary guarantors named therein, and the initial purchasers named therein, for whom JPMorgan Securities Inc.
                   acted as representative (incorporated herein by reference from
                   Exhibit 4.6(c) to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12387).
4.6(d)        --   Supplemental Indenture, dated as of December 12, 2003, among the registrant, the subsidiary guarantors named therein and Wachovia
                   Bank, National Association (incorporated herein by reference to
                   Exhibit 4.6(d) to the registrant's Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-12387).
4.6(e)        --   Registration Rights Agreement, dated as of December 12, 2003, among the registrant, the subsidiary guarantors named therein, and the initial purchasers named therein, for whom Banc of America
                   Securities LLC acted as representative agent (incorporated herein by reference to Exhibit 4.5(a) to the registrant's Annual Report on
                   Form 10-K for the year ended December 31, 2003, File No. 1-12387).
4.6(f)        --   Second Supplemental Indenture, dated as of October 28, 2005, among the registrant, the subsidiary guarantors named therein and
                   Wachovia Bank, National Association (incorporated herein by reference from Exhibit 4.6(f) to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 1-
                   12387).

   EXHIBIT
   NUMBER                                      DESCRIPTION
   -------                                     -----------
4.6(g)        --   Third Supplemental Indenture, dated as of November 14, 2007, by and among the registrant, the subsidiary guarantors party thereto and
                   U.S. Bank National Association, as trustee (incorporated herein by reference from Exhibit 4.1 to the Company's Current Report on Form
                   8-K, dated November 14, 2007).
4.7           --   Intercreditor Agreement, dated as of June 19, 2003, among JPMorgan
                   Chase Bank, as Credit Agent, Wachovia Bank, National Association,
                   as Trustee and Collateral Agent, and the registrant (incorporated herein by reference from Exhibit 4.7 to the registrant's Quarterly
                   Report on Form 10-Q for the quarter ended June 30, 2003, File No.
                   1-12387).
4.8(a)        --   Indenture, dated as of November 19, 2004, among the registrant, the subsidiary guarantors named therein and The Bank of New York Trust
                   Company (incorporated herein by reference from Exhibit 99.1 of the registrant's Current Report on Form 8-K dated November 19, 2004,
                   File No. 1-12387).
4.8(b)        --   Supplemental Indenture, dated as of March 28, 2005, among the registrant, the guarantors party thereto and the Bank of New York
                   Trust Company, N.A., as trustee (incorporated herein by reference from Exhibit 4.3 to the registrant's Registration Statement on Form
                   S-4, Reg. No. 333-123752).
4.8(c)        --   Registration Rights Agreement, dated as of November 19, 2004, among the registrant, the guarantors party thereto and the initial purchasers party thereto (incorporated herein by reference from
                   Exhibit 4.2 to the registrant's Registration Statement on Form S-4,
                   Reg. No. 333-123752).
4.8(d)        --   Second Supplemental Indenture, dated as of October 27, 2005, among the registrant, the guarantors party thereto and the Bank of New
                   York Trust Company, N.A., as trustee (incorporated herein by reference from Exhibit 4.8(d) to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 1-
                   12387).
*4.9(a)       --   Indenture, dated as of November 19, 2007, by and among the registrant, the subsidiary guarantors party thereto and Wells Fargo
                   Bank, N.A., as trustee.
*4.9(b)       --   Registration Rights Agreement, dated November 19, 2007, by and among the registrant, the subsidiary guarantors party thereto and the initial purchasers party thereto.
9             --   None.
10.1               Distribution Agreement, dated November 1, 1996, by and among El
                   Paso Tennessee Pipeline Co., the registrant, and Newport News
                   Shipbuilding Inc. (incorporated herein by reference from Exhibit 2 of the registrant's Form 10, File No. 1-12387).
10.2          --   Amendment No. 1 to Distribution Agreement, dated as of December 11,
                   1996, by and among El Paso Tennessee Pipeline Co., the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.2 of the registrant's Annual Report on
                   Form 10-K for the year ended December 31, 1996, File No. 1-12387).
10.3          --   Debt and Cash Allocation Agreement, dated December 11, 1996, by and among El Paso Tennessee Pipeline Co. , the registrant, and Newport
                   News Shipbuilding Inc. (incorporated herein by reference from
                   Exhibit 10.3 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
10.4          --   Benefits Agreement, dated December 11, 1996, by and among El Paso
                   Tennessee Pipeline Co., the registrant, and Newport News
                   Shipbuilding Inc. (incorporated herein by reference from Exhibit
                   10.4 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
10.5          --   Insurance Agreement, dated December 11, 1996, by and among El Paso
                   Tennessee Pipeline Co., the registrant, and Newport News
                   Shipbuilding Inc. (incorporated herein by reference from Exhibit
                   10.5 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
10.6          --   Tax Sharing Agreement, dated December 11, 1996, by and among El
                   Paso Tennessee Pipeline Co., Newport News Shipbuilding Inc., the
                   registrant, and El Paso Natural Gas Company (incorporated herein by reference from Exhibit 10.6 of the registrant's Annual Report on
                   Form 10-K for the year ended December 31, 1996, File No. 1-12387).
10.7          --   First Amendment to Tax Sharing Agreement, dated as of December 11,
                   1996, among El Paso Tennessee Pipeline Co., the registrant, El Paso
                   Natural Gas Company and Newport News Shipbuilding Inc.
                   (incorporated herein by reference from Exhibit 10.7 of the registrant's Annual Report on Form 10-K for the year ended December
                   31, 1996, File No. 1-12387).
+10.8         --   Value Added 'TAVA' Incentive Compensation Plan, as in effect for periods through December 31, 2005 (incorporated herein by reference from Exhibit 10.8 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-12387).

   EXHIBIT
   NUMBER                                      DESCRIPTION
   -------                                     -----------
+10.9         --   Change of Control Severance Benefits Plan for Key Executives
                   (incorporated herein by reference from Exhibit 10.13 of the registrant's Quarterly Report on Form 10-Q for the quarter ended
                   September 30, 1999, File No. 1-12387).
+10.10        --   Stock Ownership Plan (incorporated herein by reference from Exhibit
                   10.10 of the registrant's Registration Statement on Form S-4, Reg.
                   No. 333-93757).
+10.11        --   Key Executive Pension Plan (incorporated herein by reference from
                   Exhibit 10.11 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
+10.12        --   Deferred Compensation Plan (incorporated herein by reference from
                   Exhibit 10.12 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
+10.13        --   Supplemental Executive Retirement Plan (incorporated herein by reference from Exhibit 10.13 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-
                   12387).
10.14         --   Human Resources Agreement by and between the registrant and Tenneco
                   Packaging Inc. dated November 4, 1999 (incorporated herein by reference to Exhibit 99.1 to the registrant's Current Report on
                   Form 8-K dated November 4, 1999, File No. 1-12387).
10.15         --   Tax Sharing Agreement by and between the registrant and Tenneco
                   Packaging Inc. dated November 3, 1999 (incorporated herein by reference to Exhibit 99.2 to the registrant's Current Report on
                   Form 8-K dated November 4, 1999, File No. 1-12387).
10.16         --   Amended and Restated Transition Services Agreement by and between the registrant and Tenneco Packaging Inc. dated as of November 4,
                   1999 (incorporated herein by reference from Exhibit 10.21 of the registrant's Quarterly Report on Form 10-Q for the quarter ended
                   September 30, 1999, File No. 1-12387).
10.17         --   Assumption Agreement among Tenneco Automotive Operating Company
                   Inc., Tenneco International Holding Corp., Tenneco Global Holdings
                   Inc., The Pullman Company, Clevite Industries Inc., TMC Texas Inc.,
                   Salomon Smith Barney Inc. and the other Initial Purchasers listed in the Purchase Agreement dated as of November 4, 1999
                   (incorporated herein by reference from Exhibit 10.24 of the registrant's Registration Statement on Form S-4, Reg. No. 333-
                   93757).
+10.18        --   Amendment No. 1 to Change in Control Severance Benefits Plan for
                   Key Executives (incorporated herein by reference from Exhibit 10.23 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
+10.19        --   Letter Agreement dated July 27, 2000 between the registrant and
                   Mark P. Frissora (incorporated herein by reference from Exhibit
                   10.24 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
+10.20        --   Omitted.
+10.21        --   Letter Agreement dated July 27, 2000 between the registrant and
                   Timothy R. Donovan (incorporated herein by reference from Exhibit
                   10.28 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-12387).
+10.22        --   Form of Indemnity Agreement entered into between the registrant and the following directors of the registrant: Paul Stecko, M. Kathryn
                   Eickhoff and Dennis Severance (incorporated herein by reference from Exhibit 10.29 to the registrant's Quarterly Report on Form 10-
                   Q for the quarter ended September 30, 2000, File No. 1-12387).
+10.23        --   Letter Agreement dated July 27, 2000 between the registrant and
                   Timothy E. Jackson (incorporated herein by reference from Exhibit
                   10.27 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387)
+10.24        --   Letter Agreement dated as of June 1, 2001 between the registrant and Hari Nair (incorporated herein by reference from Exhibit 10.28 to the registrant's Annual Report on Form 10-K for the year ended
                   December 31, 2001. File No. 1-12387).
+10.25        --   2002 Long-Term Incentive Plan (As Amended and Restated Effective
                   March 11, 2003) (incorporated herein by reference from Exhibit
                   10.26 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. File No. 1-12387).
+10.26        --   Amendment No. 1 to Deferred Compensation Plan (incorporated herein by reference from Exhibit 10.27 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-
                   12387).
+10.27        --   Supplemental Stock Ownership Plan (incorporated herein by reference from Exhibit 10.28 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-12387).

   EXHIBIT
   NUMBER                                      DESCRIPTION
   -------                                     -----------
+10.28        --   Form of Stock Equivalent Unit Award Agreement under the 2002 Long-
                   Term Incentive Plan, as amended (incorporated herein by reference from Exhibit 99.1 of the registrant's Current Report on Form 8-K dated January 13, 2005, File No. 1-12387).
+10.29        --   Form of Stock Option Agreement for employees under the 2002 Long-
                   Term Incentive Plan, as amended (providing for a ten year option term) (incorporated herein by reference from Exhibit 99.2 of the registrant's Current Report on Form 8-K dated January 13, 2005,
                   File No. 1-12387).
+10.30        --   Form of Stock Option Agreement for non-employee directors under the
                   2002 Long-Term Incentive Plan, as amended (providing for a ten year option term) (incorporated herein by reference from Exhibit 99.3 of the registrant's Current Report on Form 8-K dated January 13, 2005,
                   File No. 1-12387).
+10.31        --   Form of Restricted Stock Award Agreement for employees under the
                   2002 Long-Term Incentive Plan, as amended (three year cliff vesting) (incorporated herein by reference from Exhibit 99.4 of the registrant's Current Report on Form 8-K dated January 13, 2005,
                   File No. 1-12387).
+10.32        --   Form of Restricted Stock Award Agreement for non-employee directors under the 2002 Long-Term Incentive Plan, as amended (incorporated herein by reference from Exhibit 99.5 of the registrant's Current
                   Report on Form 8-K dated January 13, 2005, File No. 1-12387).
+10.33        --   Form of Restricted Stock Award Agreement for employees under the
                   2002 Long-Term Incentive Plan, as amended (vesting 1/3 annually)
                   (incorporated herein by reference from Exhibit 99.1 of the registrant's Current Report on Form 8-K dated January 17, 2005,
                   File No. 1-12387).
+10.34        --   Form of Stock Option Agreement for employees under the 2002 Long-
                   Term Incentive Plan, as amended (providing for a seven year option term) (incorporated herein by reference from Exhibit 99.2 of the registrant's Current Report on Form 8-K dated January 17, 2005,
                   File No. 1-12387).
+10.35        --   Form of Stock Option Agreement for non-employee directors under the
                   2002 Long-Term Incentive Plan, as amended (providing for a seven year option term) (incorporated herein by reference from Exhibit
                   99.3 of the registrant's Current Report on Form 8-K dated January
                   17, 2005, File No. 1-12387).
+10.36        --   Form of Performance Share Agreement for non-employee directors under the 2002 Long-Term Incentive Plan, as amended (incorporated herein by reference from Exhibit 10.37 to the registrant's Annual
                   Report on Form 10-K for the year ended December 31, 2004, file No.
                   1-12387).
*+10.37       --   Summary of 2008 Outside Directors' Compensation.
*+10.38       --   Summary of 2008 Named Executive Officer Compensation.
+10.39        --   Amendment No. 1 to the Key Executive Pension Plan (incorporated herein by reference from Exhibit 10.39 to the registrant's
                   Quarterly Report on Form 10-Q for the quarter ended March 31, 2005,
                   File No. 1-12387).
+10.40        --   Amendment No. 1 to the Supplemental Executive Retirement Plan
                   (incorporated herein by reference from Exhibit 10.40 to the registrant's Quarterly Report on Form 10-Q for the quarter ended
                   June 30, 2005, File No. 1-12387).
+10.41        --   Second Amendment to the Key Executive Pension Plan (incorporated herein by reference from Exhibit 10.41 to the registrant's
                   Quarterly Report on Form 10-Q for the quarter ended June 30, 2005,
                   File No. 1-12387).
+10.42        --   Amendment No. 2 to the Deferred Compensation Plan (incorporated herein by reference from Exhibit 10.42 to the registrant's
                   Quarterly Report on Form 10-Q for the quarter ended June 30, 2005,
                   File No. 1-12387).
+10.43        --   Supplemental Retirement Plan (incorporated herein by reference from
                   Exhibit 10.43 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-12387).
+10.44        --   Mark P. Frissora Special Appendix under Supplemental Retirement
                   Plan (incorporated herein by reference from Exhibit 10.44 to the registrant's Quarterly Report on Form 10-Q for the quarter ended
                   June 30, 2005, File No. 1-12387).
+10.45        --   Supplemental Pension Plan for Management (incorporated herein by reference from Exhibit 10.45 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-
                   12387).
+10.46        --   Incentive Deferral Plan (incorporated herein by reference from
                   Exhibit 10.46 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1- 12387).
+10.47        --   Amended and Restated Value Added ("TAVA") Incentive Compensation
                   Plan, effective January 1, 2006 (incorporated herein by reference from Exhibit 10.47 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2005, file No. 1-12387).

   EXHIBIT
   NUMBER                                      DESCRIPTION
   -------                                     -----------
+10.48        --   Form of Restricted Stock Award Agreement for non-employee directors under the 2002 Long-Term Incentive Plan, as amended (providing for one year cliff vesting) (incorporated herein by reference from
                   Exhibit 10.48 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2005, file No. 1-12387).
+10.49        --   Form of Stock Equivalent Unit Award Agreement, as amended, under the 2002 Long-Term Incentive Plan, as amended (incorporated herein by reference from Exhibit 10.49 to the registrant's Quarterly
                   Report on Form 10-Q for the quarter ended March 31, 2006, File No.
                   1-12387).
+10.50        --   Summary of Amendments to Deferred Compensation Plan and Incentive
                   Deferral Plan (incorporated herein by reference from Exhibit 10.50 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 1-12387).
+10.51        --   Tenneco Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the registrant's Current Report on
                   Form 8-K, dated May 9, 2006).
+10.52        --   Form of Restricted Stock Award Agreement for non-employee directors under the Tenneco Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 to the registrant's Current Report on
                   Form 8-K, dated May 9, 2006).
+10.53        --   Form of Stock Option Agreement for employees under the Tenneco Inc.
                   2006 Long-Term Incentive Plan (incorporated by reference to Exhibit
                   99.3 to the registrant's Current Report on Form 8-K, dated May 9,
                   2006).
+10.54        --   Form of Restricted Stock Award Agreement for employees under the
                   Tenneco Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.4 to the registrant's Current Report on
                   Form 8-K, dated May 9, 2006).
+10.55        --   Summary of Amendments to the Company's excess defined benefit plans, the terms of a new excess defined contribution plan and
                   Amendments to certain executives' employment agreements
                   (incorporated herein by reference from Exhibit 10.55 to the registrant's Quarterly Report on Form 10-Q for the quarter ended
                   September 30, 2006, File No. 1-12387).
+10.56        --   Form of First Amendment to the Tenneco Inc. Supplemental Pension
                   Plan for Management (incorporated herein by reference from Exhibit
                   10.56 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2006.  File No. 1-12387).
+10.57        --   Form of First Amendment to the Tenneco Inc. Supplemental Retirement
                   Plan (incorporated herein by reference from Exhibit 10.57 to the registrant's Annual Report on Form 10-K for the year ended December
                   31, 2006.  File No. 1-12387).
+10.58        --   Form of Stock Equivalent Unit Award Agreement, as amended, under the 2002 Long-Term Incentive Plan, as amended (incorporated herein by reference from Exhibit 99.1 of the registrant's Current Report on Form 8-K dated as of December 6, 2006, File No. 1-12387).
+10.59        --   Letter Agreement dated December 4, 2006 between the registrant and
                   Timothy R. Donovan (incorporated herein by reference from Exhibit
                   10.59 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2006.  File No. 1-12387).
+10.60        --   Letter Agreement dated January 5, 2007 between the registrant and
                   Hari N. Nair (incorporated herein by reference from Exhibit 10.60 to the registrant's Annual Report on Form 10-K for the year ended
                   December 31, 2006.  File No. 1-12387).
+10.61        --   Letter Agreement between Tenneco Inc. and Gregg Sherrill
                   (incorporated herein by reference from Exhibit 99.2 of the registrant's Current Report on Form 8-K dated as of January 5,
                   2007, File No. 1-12387).
+10.62        --   Letter Agreement between Tenneco Inc. and Gregg Sherrill, dated as of January 15, 2007 (incorporated herein by reference from Exhibit
                   99.1 of the registrant's Current Report on Form 8-K dated as of
                   January 15, 2007, File No. 1-12387).
+10.63        --   Form of Restricted Stock Agreement between Tenneco Inc. and Gregg
                   Sherrill (incorporated by reference to Exhibit 10.63 to the registrant's Annual Report on Form 10-K for the year ended December
                   31, 2006, File No. 1-12387).
+10.64        --   Form of Long Term Performance Unit Award Under the 2006 Long-Term
                   Incentive Plan (stub period award for 2007) (incorporated herein by reference from Exhibit 10.64 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, File No. 1-
                   12387).

   EXHIBIT
   NUMBER                                      DESCRIPTION
   -------                                     -----------
+10.65        --   Form of Long Term Performance Unit Award Under the 2006 Long-Term
                   Incentive Plan (three year award for 2007-2009 period)
                   (incorporated herein by reference from Exhibit 10.65 to the registrant's Quarterly Report on Form 10-Q for the quarter ended
                   June 30, 2007, File No. 1-12387).
+10.66        --   Tenneco Inc. Change in Control Severance Benefit Plan for Key
                   Executives, as Amended and Restated effective December 12, 2007
                   (incorporated herein by reference from Exhibit 10.1 to the
                   Company's Current Report on Form 8-K, dated December 18, 2007).
+*10.67       --   Form of Long Term Performance Unit Award Under the 2006 Long-Term
                   Incentive Plan (stub period award for 2008).
+*10.68       --   Form of Long Term Performance Unit Award Under the 2006 Long-Term
                   Incentive Plan (three-year award for periods commencing with 2008).
+*10.69       --   Letter Agreement dated January 5, 2007 between the registrant and
                   Timothy E. Jackson.
11            --   None.
*12           --   Computation of Ratio of Earnings to Fixed Charges.
13            --   None.
14            --   Tenneco Inc. Code of Ethical Conduct for Financial Managers
                   (incorporated herein by reference from Exhibit 99.3 to the registrant's Annual Report on Form 10-K for the year ended December
                   31, 2002, File No. 1-12387).
16            --   None.
18            --   None.
*21           --   List of Subsidiaries of Tenneco Inc.
22            --   None.
*23           --   Consent of Independent Registered Public Accounting Firm.
*24           --   Powers of Attorney.
*31.1         --   Certification of Gregg Sherrill under Section 302 of the Sarbanes-
                   Oxley Act of 2002.
*31.2         --   Certification of Kenneth R. Trammell under Section 302 of the
                   Sarbanes-Oxley Act of 2002.
*32.1         --   Certification of Gregg Sherrill and Kenneth R. Trammell under
                   Section 906 of the
                   Sarbanes-Oxley Act of 2002.
33            --   None.
34            --   None.
35            --   None.
99            --   None.
100           --   None.


--------

   * Filed herewith.

   + Indicates a management contract or compensatory plan or arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TENNECO INC.

                                        By                   *
                                           -------------------------------------
                                                       Gregg Sherrill
                                            Chairman and Chief Executive Officer

Date: February 29, 2008

     Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons in the capacities indicated on February 29, 2008.


              SIGNATURE                                   TITLE
              ---------                                   -----
                  *                      Chairman, President and Chief
                                         Executive Officer and Director
-------------------------------------    (principal executive officer)
            Gregg Sherrill

     /s/ KENNETH R. TRAMMELL             Executive Vice President and Chief
                                         Financial Officer (principal financial
-------------------------------------    officer)
         Kenneth R. Trammell

                  *                      Vice President and Controller
                                         (principal accounting officer)
-------------------------------------
            Paul D. Novas

                  *                      Director

-------------------------------------
           Charles W. Cramb

                  *                      Director

-------------------------------------
           Dennis J. Letham

                  *                      Director

-------------------------------------
           Frank E. Macher

                  *                      Director

-------------------------------------
           Roger B. Porter

                  *                      Director

-------------------------------------
         David B. Price, Jr.

                  *                      Director

-------------------------------------
            Paul T. Stecko

                  *                      Director

-------------------------------------
          Mitsunobi Takeuchi

                  *                      Director

-------------------------------------
            Jane L. Warner

 By:    /s/ KENNETH R. TRAMMELL

      -------------------------------
            Kenneth R. Trammell
              Attorney in fact