Form 10-Q
period 2008-03-31
TENNECO INC
filed 2008-05-12
CIK 1024725

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                              ---------------------

                                    FORM 10-Q

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
                     For the Quarterly Period Ended March 31, 2008
                                       OR
[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934



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

Large accelerated filer [X]   Accelerated filer [ ]  Non-accelerated filer [ ]
                          Smaller reporting company [ ]
                           (Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                Yes [ ]     No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     Common Stock, par value $.01 per share: 46,601,468 shares as of April 30, 2008.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----
PART I -- FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)..............................   4
     Tenneco Inc. and Consolidated Subsidiaries --
       Report of Independent Registered Public Accounting Firm..........   4
       Condensed Consolidated Statements of Income......................   5
       Condensed Consolidated Balance Sheets............................   6
       Condensed Consolidated Statements of Cash Flows..................   7
       Condensed Consolidated Statements of Changes in Shareholders'
          Equity........................................................   8
       Condensed Consolidated Statements of Comprehensive Income........   9
       Notes to Condensed Consolidated Financial Statements.............   10
  Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations..........................................   31
  Item 3. Quantitative and Qualitative Disclosures About Market Risk....   51
  Item 4. Controls and Procedures.......................................   52
PART II -- OTHER INFORMATION
  Item 1. Legal Proceedings.............................................   *
     Item 1A. Risk Factors..............................................   54
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...   54
  Item 3. Defaults Upon Senior Securities...............................   *
  Item 4. Submission of Matters to a Vote of Security Holders...........   *
  Item 5. Other Information.............................................   *
  Item 6. Exhibits......................................................   54


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

     - labor disruptions at our facilities or any labor or other economic disruptions at any of our significant customers or suppliers or any of our customers' other suppliers (such as the recent strike at American Axle, which disrupted our supply of products for significant General Motors platforms);

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

     The risks included here are not exhaustive. Refer to "Part I, Item
1A -- Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2007, for further discussion regarding our exposure to risks. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor to assess the impact such risk factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

                                     PART I.

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
TENNECO INC.

     We have reviewed the accompanying condensed consolidated balance sheet of Tenneco Inc. and consolidated subsidiaries (the "Company") as of March 31, 2008, and the related condensed consolidated statements of income, cash flows, comprehensive income, and changes in shareholders' equity for the three-month periods ended March 31, 2008 and 2007. These interim financial statements are the responsibility of the Company's management.

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

     Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Tenneco Inc. and consolidated subsidiaries as of December 31, 2007, and the related consolidated statements of income (loss), cash flows, changes in shareholders' equity, and comprehensive income (loss) for the year then ended (not presented herein); and in our report dated February 29, 2008, we expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph regarding the Company's adoption of the measurement date provisions of Statement of Financial Accounting Standards ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- an amendment of FASB Statements No. 87, 88, 106 and 132(R)," on January 1, 2007. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Chicago, Illinois
May 9, 2008

                                  TENNECO INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED MARCH 31,
                                                           ----------------------------
                                                               2008             2007
                                                           -----------      -----------
                                                            (MILLIONS EXCEPT SHARE AND
                                                                 PER SHARE AMOUNT)
REVENUES
  Net sales and operating revenues.......................  $     1,560      $     1,400
                                                           -----------      -----------
COSTS AND EXPENSES
  Cost of sales (exclusive of depreciation and
     amortization shown below)...........................        1,326            1,179
  Engineering, research, and development.................           36               27
  Selling, general and administrative....................          105               95
  Depreciation and amortization of other intangibles.....           55               48
                                                           -----------      -----------
                                                                 1,522            1,349
                                                           -----------      -----------
OTHER INCOME (EXPENSE)
  Loss on sale of receivables............................           (2)              (2)
  Other income...........................................            3               --
                                                           -----------      -----------
                                                                     1               (2)
                                                           -----------      -----------
INCOME BEFORE INTEREST EXPENSE, INCOME TAXES, AND
  MINORITY INTEREST .....................................           39               49
  Interest expense (net of interest capitalized of $2
     million and $1 million, respectively)...............           25               40
  Income tax expense.....................................            5                2
  Minority interest......................................            3                2
                                                           -----------      -----------
NET INCOME...............................................  $         6      $         5
                                                           ===========      ===========
EARNINGS PER SHARE
  Weighted average shares of common stock outstanding --
  Basic..................................................   46,253,272       45,425,823
  Diluted................................................   47,737,835       47,320,779
Basic earnings per share of common stock.................  $      0.14      $      0.11
Diluted earnings per share of common stock...............  $      0.13      $      0.11



The accompanying notes to financial statements are an integral part of these statements of income.

                                  TENNECO INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                              MARCH 31,   DECEMBER 31,
                                                                 2008         2007
                                                              ---------   ------------
                                                                     (MILLIONS)
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................   $   161       $   188
  Receivables --
     Customer notes and accounts, net.......................       834           732
     Other..................................................        21            25
  Inventories --
     Finished goods.........................................       240           212
     Work in process........................................       196           175
     Raw materials..........................................       122           111
     Materials and supplies.................................        44            41
  Deferred income taxes.....................................        39            36
  Prepayments and other.....................................       143           121
                                                               -------       -------
                                                                 1,800         1,641
                                                               -------       -------
Other assets:
  Long-term notes receivable, net...........................        18            19
  Goodwill..................................................       209           208
  Intangibles, net..........................................        28            26
  Deferred income taxes.....................................       340           370
  Other.....................................................       146           141
                                                               -------       -------
                                                                   741           764
                                                               -------       -------
Plant, property, and equipment, at cost.....................     3,116         2,978
  Less -- Accumulated depreciation and amortization.........    (1,884)       (1,793)
                                                               -------       -------
                                                                 1,232         1,185
                                                               -------       -------
                                                               $ 3,773       $ 3,590
                                                               =======       =======

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current maturities of long-term
     debt)..................................................   $    44       $    46
  Trade payables............................................     1,039           987
  Accrued taxes.............................................        40            41
  Accrued interest..........................................        31            22
  Accrued liabilities.......................................       206           213
  Other.....................................................        53            49
                                                               -------       -------
                                                                 1,413         1,358
                                                               -------       -------
Long-term debt..............................................     1,419         1,328
                                                               -------       -------
Deferred income taxes.......................................        76           114
                                                               -------       -------
Postretirement benefits.....................................       290           288
                                                               -------       -------
Deferred credits and other liabilities......................        77            71
                                                               -------       -------
Commitments and contingencies
Minority interest...........................................        34            31
                                                               -------       -------
Shareholders' equity:
  Common stock..............................................        --            --
  Premium on common stock and other capital surplus.........     2,803         2,800
  Accumulated other comprehensive loss......................       (19)          (73)
  Retained earnings (accumulated deficit)...................    (2,080)       (2,087)
                                                               -------       -------
                                                                   704           640
  Less -- Shares held as treasury stock, at cost............       240           240
                                                               -------       -------
                                                                   464           400
                                                               -------       -------
                                                               $ 3,773       $ 3,590
                                                               =======       =======




The accompanying notes to financial statements are an integral part of these balance sheets.

                                  TENNECO INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      THREE MONTHS
                                                                    ENDED MARCH 31,
                                                                    ---------------
                                                                    2008       2007
                                                                    ----      -----
                                                                       (MILLIONS)
OPERATING ACTIVITIES
Net income........................................................  $  6      $   5
Adjustments to reconcile net income to cash provided (used) by operating activities --
  Depreciation and amortization of other intangibles..............    55         48
  Deferred income taxes...........................................    (5)        (3)
  Stock-based compensation........................................     3          2
  Loss on sale of assets..........................................     2          2
     Changes in components of working capital --
     (Increase) decrease in receivables...........................   (87)      (201)
     (Increase) decrease in inventories...........................   (43)       (74)
     (Increase) decrease in prepayments and other current assets..   (18)       (11)
     Increase (decrease) in payables..............................    16        150
     Increase (decrease) in accrued taxes.........................    (1)        (4)
     Increase (decrease) in accrued interest......................     9         (5)
     Increase (decrease) in other current liabilities.............   (15)         6
  Other...........................................................    11         (8)
                                                                    ----      -----
Net cash used by operating activities.............................   (67)       (93)
                                                                    ----      -----
INVESTING ACTIVITIES
Proceeds from the sale of assets..................................     1         --
Cash payments for plant, property, and equipment..................   (63)       (39)
Cash payments for software related intangible assets..............    (5)        (7)
Investments and other.............................................    --          1
                                                                    ----      -----
Net cash used by investing activities.............................   (67)       (45)
                                                                    ----      -----
FINANCING ACTIVITIES
Issuance of common shares.........................................     1          2
Issuance of long-term debt........................................    --        150
Debt issuance cost of long-term debt..............................    --         (6)
Retirement of long-term debt......................................    (3)      (357)
Net increase (decrease) in revolver borrowings and short-term debt
  excluding current maturities of long-term debt..................    91        280
Distributions to minority interest partners.......................    (2)        (1)
Other.............................................................    --          1
                                                                    ----      -----
Net cash provided by financing activities.........................    87         69
                                                                    ----      -----
Effect of foreign exchange rate changes on cash and cash
  equivalents.....................................................    20          3
Decrease in cash and cash equivalents.............................   (27)       (66)
Cash and cash equivalents, January 1..............................   188        202
                                                                    ----      -----
Cash and cash equivalents, March 31 (Note)........................  $161      $ 136
                                                                    ====      =====
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest..........................  $ 22      $  42
Cash paid during the period for income taxes (net of refunds).....  $ 12      $   8
NON-CASH INVESTING AND FINANCING ACTIVITIES
Period ended balance of payables for plant, property, and
  equipment.......................................................  $ 29      $  17


--------

NOTE: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

The accompanying notes to financial statements are an integral part of these statements of cash flows.

                                  TENNECO INC.

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED MARCH 31,
                                               -------------------------------------------
                                                       2008                   2007
                                               --------------------   --------------------
                                                 SHARES      AMOUNT     SHARES      AMOUNT
                                               ----------   -------   ----------   -------
                                                     (MILLIONS EXCEPT SHARE AMOUNTS)
COMMON STOCK
Balance January 1............................  47,892,532   $    --   47,085,274   $    --
  Issued (Reacquired) pursuant to benefit
     plans...................................     231,646        --      287,160        --
  Stock options exercised....................      43,824        --      192,563        --
                                               ----------   -------   ----------   -------
Balance March 31.............................  48,168,002        --   47,564,997        --
                                               ==========             ==========
PREMIUM ON COMMON STOCK AND OTHER CAPITAL
  SURPLUS
Balance January 1............................                 2,800                  2,790
  Premium on common stock issued pursuant to
     benefit plans...........................                     3                      1
                                                            -------                -------
Balance March 31.............................                 2,803                  2,791
                                                            -------                -------
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance January 1............................                   (73)                  (252)
  Measurement date implementation of SFAS No.
     158, net of tax of $7 million...........                    --                     14
  Other comprehensive income.................                    54                     12
                                                            -------                -------
Balance March 31.............................                   (19)                  (226)
                                                            -------                -------
RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance January 1............................                (2,087)                (2,072)
  Net income.................................                     6                      5
  Measurement date implementation of SFAS No.
     158, net of tax.........................                    --                     (5)
  Other......................................                     1                     (1)
                                                            -------                -------
Balance March 31.............................                (2,080)                (2,073)
                                                            -------                -------
LESS -- COMMON STOCK HELD AS TREASURY STOCK,
  AT COST
Balance January 1 and March 31...............   1,294,692       240    1,294,692       240
                                               ==========   -------   ==========   -------
     Total...................................               $   464                $   252
                                                            =======                =======




      The accompanying notes to financial statements are an integral part of these statements of changes in shareholders' equity.

                                  TENNECO INC.

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED MARCH 31,
                                        ------------------------------------------------------------
                                                    2008                            2007
                                        ----------------------------   -----------------------------
                                         ACCUMULATED                    ACCUMULATED
                                            OTHER                          OTHER
                                        COMPREHENSIVE                  COMPREHENSIVE
                                            INCOME     COMPREHENSIVE       INCOME      COMPREHENSIVE
                                            (LOSS)         INCOME          (LOSS)          INCOME
                                        -------------  -------------   -------------   -------------
                                                                 (MILLIONS)
NET INCOME............................                      $ 6                             $ 5
                                                            ---                             ---
ACCUMULATED OTHER COMPREHENSIVE INCOME
  (LOSS)
  CUMULATIVE TRANSLATION ADJUSTMENT
  Balance January 1...................      $  85                          $ (53)
     Translation of foreign currency
       statements.....................         54            54               12             12
                                            -----                          -----
  Balance March 31....................        139                            (41)
                                            -----                          -----
  ADDITIONAL LIABILITY FOR PENSION
     BENEFITS
  Balance January 1...................       (158)                          (199)
  Measurement date implementation of
     SFAS No. 158, net of tax of $7
     million..........................         --            --               14             --
                                            -----                          -----
  Balance March 31....................       (158)                          (185)
                                            -----                          -----
Balance March 31......................      $ (19)                         $(226)
                                            =====           ---            =====            ---
OTHER COMPREHENSIVE INCOME............                       54                              12
                                                            ---                             ---
COMPREHENSIVE INCOME..................                      $60                             $17
                                                            ===                             ===




      The accompanying notes to financial statements are an integral part of these statements of comprehensive income.

                                  TENNECO INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     (1) As you read the accompanying financial statements you should also read our Annual Report on Form 10-K for the year ended December 31, 2007.

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

     Our condensed consolidated financial statements include all majority-owned subsidiaries. We carry investments in 20 percent to 50 percent owned companies as an equity method investment, at cost plus equity in undistributed earnings since the date of acquisition and cumulative translation adjustments. We have eliminated intercompany transactions.

     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 158 "Employers' Accounting for Defined Benefit and Other Postretirement Plans." Effective January 1, 2007, Tenneco elected to early-adopt the measurement date provisions of SFAS No. 158. We previously presented the transition adjustment as part of other comprehensive income in our statement of comprehensive income and statement of changes in shareholders' equity for the three month period ended March 31, 2007. The transition adjustment should have been reported as a direct adjustment to the balance of accumulated other comprehensive income (loss) as of March 31, 2007. Comprehensive income for the three month period ended March 31, 2007 was previously reported as $31 million. The amount of comprehensive income for the three month period should have been reported as $17 million. The previously reported amount of other comprehensive income for the three month period ended March 31, 2007 was $26 million and the amount that should have been reported is $12 million. We have revised the presentation of comprehensive income and other comprehensive income for 2007 in the accompanying financial statements in this Form 10-Q. The statement of income, balance sheet and statement of cash flows were not affected.

     (2) In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157 "Fair Value Measurement" which is effective for financial statements issued for fiscal years beginning after November 15, 2007. We adopted SFAS No. 157 on January 1, 2008, with the exception of the application of this statement to non-recurring, nonfinancial assets and liabilities. The adoption of SFAS No. 157 did not have a material impact on our fair value measurements. SFAS No. 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal most advantageous market for the asset or liability in an orderly transaction between market participants. SFAS No. 157 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into the following levels:

     Level 1 -- Quoted prices in active markets for identical assets or liabilities.

     Level 2 -- Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

     Level 3 -- Unobservable inputs based on our own assumptions.

     The fair value of our recurring financial assets and liabilities at March 31, 2008 are as follows:

                                                             LEVEL 1   LEVEL 2   LEVEL 3
                                                             -------   -------   -------
                                                                      (MILLIONS)
FINANCIAL ASSETS:
Interest rate swaps........................................    $ --      $ 4       $ --
FINANCIAL LIABILITIES:
Foreign exchange forward contracts.........................    $ --      $10       $ --

                                  TENNECO INC.

                                   (Unaudited)

     Interest rate swaps -- In April 2004, we entered into fixed-to-floating interest rate swaps covering $150 million of our fixed interest rate debt. The fair value of our interest rate swap agreements are based on an internally developed model which incorporates observable inputs including LIBOR yield curves, the credit standing of the counterparties, nonperformance risk for similar cancelable forward option contracts, and discounted future expected cash flows utilizing market interest rates based on instruments with similar credit quality and maturities. The change in fair value of these swaps is recorded as part of interest expense and other long-term assets.

     Foreign exchange forward contracts -- We use foreign exchange forward purchase and sale contracts with terms of less than one year to hedge our exposure to changes in foreign currency exchange rates. The fair value of our foreign exchange forward contracts is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. The change in fair value of these foreign exchange forward contracts is recorded as part of currency gains (losses) and other current liabilities.

     (3) Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions. The arrangement is secured by substantially all our domestic assets and pledges of 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries.

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

     The ownership structure realignment is designed to more effectively align our domestic and foreign assets and revenues with expenses in the appropriate local currencies. Some of the desired results of the realignment will be to allow us to more rapidly use our U.S. net operating losses and reduce our cash tax payments. At present, the ownership structure realignment involves a new European holding company which will own some of our foreign entities. We may alter the components of the realignment from time to time. If market conditions permit in 2008, we may offer debt issued by the new European holding company. The proceeds of that debt would be used to repay any outstanding intercompany debt and, in turn, to fund the redemption of any remaining senior secured notes. This realignment utilized part of our U.S. net operating tax losses. Consequently, we recorded a non-cash charge of $66 million in the fourth quarter of 2007.

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

     In March 2007 we refinanced our $831 million senior credit facility. This transaction reduced the interest rates we pay on all portions of the facility. While the total amount of the new senior credit facility is $830 million, approximately the same as the previous facility, we changed the components of the facility to enhance our financial flexibility. We increased the amount of commitments under our revolving loan facility from $320 million to $550 million, reduced the amount of commitments under our tranche B-1 letter of credit/revolving loan facility from $155 million to $130 million and replaced the $356 million term loan B with a $150 million term loan A. As of

                                  TENNECO INC.

                                   (Unaudited)


March 31, 2008, the senior credit facility consisted of a five-year, $150 million term loan A maturing in March 2012, a five-year, $550 million revolving credit facility maturing in March 2012, and a seven-year $130 million tranche B-1 letter of credit/revolving loan facility maturing in March 2014.

     The refinancing of the prior facility allowed us to: (i) amend the consolidated net debt to EBITDA ratio, (ii) eliminate the fixed charge coverage ratio, (iii) eliminate the restriction on capital expenditures, (iv) increase the amount of acquisitions permitted to $250 million, (v) improve the flexibility to repurchase and retire higher cost junior debt, (vi) increase our ability to enter into capital leases, (vii) increase the ability of our foreign subsidiaries to incur debt, (viii) increase our ability to pay dividends and repurchase common stock, (ix) increase our ability to invest in joint ventures,
(x) allow for the increase in the existing tranche B-1 facility and/or the term loan A or the addition of a new term loan of up to $275 million in order to reduce our 10 1/4 percent senior secured notes, and (xi) make other modifications.

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

     We have three fixed-to-floating interest rate swaps that effectively convert $150 million of our 10 1/4 percent fixed interest rate senior secured notes into floating interest rate debt at an annual rate of LIBOR plus 5.68 percent. Based upon the current LIBOR rate of 4.08 percent (which is in effect until July 15, 2008) these swaps are expected to decrease our interest expense by $1 million in 2008 excluding any impact from marking the swaps to market. Since entering into these swaps, we have realized a net cumulative benefit of $2 million through March 31, 2008, in reduced interest payments. The change in the market value of these swaps is recorded as part of interest expense with an offset to other long-term assets. As of March 31, 2008, the fair value of the interest rate swaps was a asset of approximately $4 million which has been recorded in other long-term assets.

     (4) We have an agreement to sell an interest in some of our U.S. trade accounts receivable to a third party. Receivables become eligible for the program on a daily basis, at which time the receivables are sold to the third party without recourse, net of a discount, through a wholly-owned subsidiary. Under this agreement, as well as individual agreements with third parties in Europe, we have sold accounts receivable of $171 million and $145 million at March 31, 2008 and 2007, respectively. We recognized a loss of $2 million for each of the three months ended March 31, 2008 and 2007, on these sales of trade accounts, representing the discount from book values at which these receivables were sold to the third party. The discount rate varies based on funding cost

                                  TENNECO INC.

                                   (Unaudited)


incurred by the third party, which has averaged approximately five percent during 2008. We retain ownership of the remaining interest in the pool of receivables not sold to the third party. The retained interest represents a credit enhancement for the program. We value the retained interest based upon the amount we expect to collect from our customers, which approximates book value.

     (5) Over the past several years we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. Prior to the change in accounting required for exit or disposal activities, we recorded charges to income related to these plans for costs that did not benefit future activities in the period in which the plans were finalized and approved, while actions necessary to affect these restructuring plans occurred over future periods in accordance with established plans.

     Our recent restructuring activities began in the fourth quarter of 2001, when our Board of Directors approved a restructuring plan, a project known as Project Genesis, which was designed to lower our fixed costs, relocate capacity, reduce our work force, improve efficiency and utilization, and better optimize our global footprint. We have subsequently engaged in various other restructuring projects related to Project Genesis. In 2007, we incurred $25 million in restructuring and restructuring-related costs of which $22 million was recorded in cost of sales, $2 million of which related to a charge for asset impairments for the plant closure in France, and $3 million was recorded in selling, general and administrative expense. The majority of the 2007 charges were related to the planned closing of our emission control plant in Wissembourg, France. In the first quarter of 2008, we incurred $4 million restructuring and restructuring-related costs of which $3 million was recorded in cost of sales and $1 million in selling, general and administrative expense. Since Project Genesis was initiated, we have incurred costs of $159 million through March 31, 2008.

     Under the terms of our amended and restated senior credit agreement that took effect on March 16, 2007, we are allowed to exclude $80 million of cash charges and expenses, before taxes, related to cost reduction initiatives excluding any charge for asset impairments incurred after March 16, 2007 from the calculation of the financial covenant ratios required under our senior credit facility. As of March 31, 2008, we have excluded $27 million in allowable charges relating to restructuring initiatives against the $80 million available under the terms of the March 2007 amended and restated senior credit facility.

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

     (6) We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense costs related to an existing condition caused by past operations that do not contribute to current or future revenue generation. We record liabilities when environmental assessments indicate that remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology, and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors. We consider all available evidence including prior experience in remediation of contaminated sites, other companies' cleanup experiences and data released by the United States Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new information. Where future cash flows are fixed or reliably determinable, we have discounted the liabilities. All other environmental liabilities are recorded at their undiscounted amounts. We evaluate recoveries separately from the liability

                                  TENNECO INC.

                                   (Unaudited)


and, when they are assured, recoveries are recorded and reported separately from the associated liability in our condensed consolidated financial statements.

     As of March 31, 2008, we are designated as a potentially responsible party in one Superfund site. Including the Superfund site, we may have the obligation to remediate current or former facilities, and we estimate our share of environmental remediation costs at these facilities to be approximately $11 million. For the Superfund site and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund site, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund site, and of other liable parties at our current and former facilities, has been considered, where appropriate, in our determination of our estimated liability. We believe that any potential costs associated with our current status as a potentially responsible party in the Superfund site, or as a liable party at our current or former facilities, will not be material to our consolidated results of operations, financial position or cash flows.

     We also from time to time are involved in legal proceedings, claims or investigations that are incidental to the conduct of our business. Some of these proceedings allege damages against us relating to environmental liabilities (including toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warnings issues, and other product liability related matters), taxes, employment matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. We vigorously defend ourselves against all of these claims. In future periods, we could be subjected to cash costs or non-cash charges to earnings if any of these matters is resolved on unfavorable terms. However, although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, including our assessment of the merits of the particular claim, we do not expect that these legal proceedings or claims will have any material adverse impact on our future consolidated financial position, results of operations or cash flows.

     In addition, we are subject to a number of lawsuits initiated by a significant number of claimants alleging health problems as a result of exposure to asbestos. A small percentage of claims have been asserted by railroad workers alleging exposure to asbestos products in railroad cars manufactured by The Pullman Company, one of our subsidiaries. Nearly all of the claims are related to alleged exposure to asbestos in our automotive emission control products. Only a small percentage of these claimants allege that they were automobile mechanics and a significant number appear to involve workers in other industries or otherwise do not include sufficient information to determine whether there is any basis for a claim against us. We believe, based on scientific and other evidence, it is unlikely that mechanics were exposed to asbestos by our former muffler products and that, in any event, they would not be at increased risk of asbestos-related disease based on their work with these products. Further, many of these cases involve numerous defendants, with the number of each in some cases exceeding 200 defendants from a variety of industries. Additionally, the plaintiffs either do not specify any, or specify the jurisdictional minimum, dollar amount for damages. As major asbestos manufacturers continue to go out of business or file for bankruptcy, we may experience an increased number of these claims. We vigorously defend ourselves against these claims as part of our ordinary course of business. In future periods, we could be subject to cash costs or non-cash charges to earnings if any of these matters is resolved unfavorably to us. To date, with respect to claims that have proceeded sufficiently through the judicial process, we have regularly achieved favorable resolution. Accordingly, we presently believe that these asbestos-related claims will not have a material adverse impact on our future consolidated financial condition, results of operations or cash flows.

                                  TENNECO INC.

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

     Below is a table that shows the activity in the warranty accrual accounts:

                                                                      THREE MONTHS
                                                                    ENDED MARCH 31,
                                                                    ---------------
                                                                    2008       2007
                                                                    ----       ----
                                                                       (MILLIONS)
Beginning Balance January 1,......................................   $25        $25
Accruals related to product warranties............................     4          3
Reductions for payments made......................................    (2)        (2)
                                                                     ---        ---
Ending Balance March 31,..........................................   $27        $26
                                                                     ===        ===



     The current year increase in the warranty accrual is primarily driven by higher unit pricing and product mix in the North American aftermarket.

     (7) Earnings per share of common stock outstanding were computed as follows:

                                                           THREE MONTHS ENDED MARCH 31,
                                                           ----------------------------
                                                               2008             2007
                                                           -----------      -----------
                                                            (MILLIONS EXCEPT SHARE AND
                                                                PER SHARE AMOUNTS)
Basic earnings per share --
  Net Income.............................................  $         6      $         5
                                                           ===========      ===========
  Average shares of common stock outstanding.............   46,253,272       45,425,823
                                                           ===========      ===========
  Earnings per average share of common stock.............  $      0.14      $      0.11
                                                           ===========      ===========
Diluted earnings per share --
  Net Income.............................................  $         6      $         5
                                                           ===========      ===========
  Average shares of common stock outstanding.............   46,253,272       45,425,823
  Effect of dilutive securities:
  Restricted stock.......................................      128,199          245,270
  Stock options..........................................    1,356,364        1,649,686
                                                           -----------      -----------
Average shares of common stock outstanding including
  dilutive securities....................................   47,737,835       47,320,779
                                                           ===========      ===========
Earnings per weighted average share of common stock......  $      0.13      $      0.11
                                                           ===========      ===========



     Options to purchase 1,297,863 and 770,848 shares of common stock were outstanding at March 31, 2008 and 2007, respectively, but were not included in the computation of diluted EPS because the options were anti-dilutive for the quarters ended March 31, 2008 and 2007, respectively.

                                  TENNECO INC.

                                   (Unaudited)

     (8) Equity Plans -- In December 1996, we adopted the 1996 Stock Ownership Plan, which permitted the granting of a variety of awards, including common stock, restricted stock, performance units, stock equivalent units, stock appreciation rights ("SARs"), and stock options to our directors, officers, employees and consultants. The 1996 plan, which terminated as to new awards on December 31, 2001, was renamed the "Stock Ownership Plan." In December 1999, we adopted the Supplemental Stock Ownership Plan, which permitted the granting of a variety of similar awards to our directors, officers, employees and consultants. We were authorized to deliver up to about 1.1 million treasury shares of common stock under the Supplemental Stock Ownership Plan, which also terminated as to new awards on December 31, 2001. In March 2002, we adopted the 2002 Long-Term Incentive Plan which permitted the granting of a variety of similar awards to our officers, directors, employees and consultants. Up to 4 million shares of our common stock were authorized for award under the 2002 Long-Term Incentive Plan. In March 2006, we adopted the 2006 Long-Term Incentive Plan which replaced the 2002 Long-Term Incentive Plan and permits the granting of a variety of similar awards to directors, officers, employees and consultants. As of March 31, 2008, up to 1,143,426 shares of our common stock remain authorized for award under the 2006 Long-Term Incentive Plan. Our nonqualified stock options have 7 to 20 year terms and vest equally over a three year service period from the date of the grant.

     We have granted restricted common stock to our directors and certain key employees. These awards generally require, among other things, that the award holder remains in service to our company during the restriction period. We have also granted long-term performance units to certain key employees that are payable in cash. In 2008, the awards that are outstanding contain an annual stub-year grant payable in the first quarter of 2009, a three-year grant payable in the first quarter of 2010 and a second three year grant payable in the first quarter of 2011. Payment is based on the attainment of specified performance goals. The grant value is indexed to the stock price. Each employee granted long-term performance units will (based on the achievement of the applicable goals) receive a percentage of the total grant's value. In addition, we have granted SARs to certain key employees in our Asian operations that are payable in cash after a three year service period. The grant value is indexed to the stock price.

     Accounting Methods -- Effective January 1, 2006, we adopted SFAS No. 123(R), "Share-Based Payment," using the modified prospective application method. Under this transition method, compensation cost recognized for the three months ended March 31, 2008 and 2007, respectively, includes the applicable amounts of: (1) compensation cost of all unvested stock-based awards granted prior to January 1, 2006, based upon the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in pro-forma footnote disclosures, and (2) compensation cost for all stock-based awards granted on or after January 1, 2006, based upon the grant date fair value estimated in accordance with the new provisions of SFAS No. 123(R).

     The impact of recognizing compensation expense related to nonqualified stock options is contained in the table below.

                                                                     THREE MONTHS
                                                                   ENDED MARCH 31,
                                                                  -----------------
                                                                   2008       2007
                                                                  ------     ------
                                                                      (MILLIONS)
Selling, general and administrative.............................  $    1     $    1
                                                                  ------     ------
Loss before interest expense, income taxes and minority
  interest......................................................      (1)        (1)
Income tax benefit..............................................      --         --
                                                                  ------     ------
Net loss........................................................  $   (1)    $   (1)
                                                                  ======     ======
Decrease in basic earnings per share............................  $(0.02)    $(0.02)
Decrease in diluted earnings per share..........................  $(0.02)    $(0.02)

                                  TENNECO INC.

                                   (Unaudited)

     For stock options awarded to retirement eligible employees we immediately accelerate the recognition of any outstanding compensation cost when employees become retiree eligible before the end of the explicit vesting period.

     As of March 31, 2008, there was approximately $4 million, net of tax, of total unrecognized compensation costs related to these stock-based awards that we expect to recognize over a weighted average period of 1.5 years.

     Compensation expense for restricted stock, long-term performance units and SARs, net of tax, was approximately $2 million for the three months ended March 31, 2008 and 2007, and was recorded in selling, general, and administrative expense on the statement of income.

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

     Cash received from option exercises for the three months ended March 31, 2008, was less than $1 million. Stock option exercises during the first three months of 2008 generated an excess tax benefit of less than $1 million. Pursuant to footnote 82 of SFAS No. 123(R), this benefit was not recorded as we have federal and state net operating losses which are not currently being utilized. As a result, the excess tax benefit had no impact on our financial position or statement of cash flows.

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

                                                                    THREE MONTHS
                                                                       ENDED
                                                                     MARCH 31,
                                                                   -------------
                                                                    2008    2007
                                                                   -----   -----
Stock Options
Weighted average grant date fair value, per share................  $8.08   $9.83
Weighted average assumptions used:
Expected volatility..............................................   37.7%   38.4%
Expected lives...................................................    4.1     4.1
Risk-free interest rates.........................................    2.8%    4.7%
Dividend yields..................................................    0.0%    0.0%


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

                                   (Unaudited)

     Stock Options -- The following table reflects the status and activity for all options to purchase common stock for the period indicated:

                                                       THREE MONTHS ENDED MARCH 31, 2008
                                            ------------------------------------------------------
                                                                        WEIGHTED AVG.
                                              SHARES    WEIGHTED AVG.     REMAINING      AGGREGATE
                                              UNDER        EXERCISE        LIFE IN       INTRINSIC
                                              OPTION        PRICES          YEARS          VALUE
                                            ---------   -------------   -------------   ----------
                                                                                        (MILLIONS)
Outstanding Stock Options
Outstanding, January 1, 2008..............  2,820,889       $13.10           4.6            $46
  Granted.................................    580,750        23.75
  Canceled................................         --           --
  Forfeited...............................     (3,740)       22.50
  Exercised...............................    (43,824)        4.64                          $ 1
                                            ---------
Outstanding, March 31, 2008...............  3,354,075       $15.05           5.0            $37


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

     Restricted Stock -- The following table reflects the status for all nonvested restricted shares for the period indicated:

                                                                THREE MONTHS ENDED
                                                                  MARCH 31, 2008
                                                             ------------------------
                                                                        WEIGHTED AVG.
                                                                          GRANT DATE
                                                              SHARES      FAIR VALUE
                                                             --------   -------------
Nonvested Restricted Shares
Nonvested balance at January 1, 2008.......................   469,394       $24.91
  Granted..................................................   227,830        23.75
  Vested...................................................  (235,145)       24.10
  Forfeited................................................        --           --
                                                             --------
Nonvested balance at March 31, 2008........................   462,079       $24.75


     The fair value of restricted stock grants is equal to the average market price of our stock at the date of grant. As of March 31, 2008, approximately $11 million of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of approximately 2.1 years.

     Long-Term Performance Units and SARs -- Long-term performance units and SARs are paid in cash and recognized as a liability based upon their fair value. As of March 31, 2008, approximately $7 million of total unrecognized compensation costs is expected to be recognized over the weighted-average period of approximately 1.7 years.

                                  TENNECO INC.

                                   (Unaudited)

     (9) Net periodic pension costs (income) and postretirement benefit costs (income) consist of the following components:

                                                        THREE MONTHS ENDED MARCH 31,
                                               ---------------------------------------------
                                                                                POSTRETIRE-
                                                          PENSION                   MENT
                                               -----------------------------   -------------
                                                    2008            2007       2008     2007
                                               -------------   -------------   ----     ----
                                                US   FOREIGN    US   FOREIGN    US       US
                                               ---   -------   ---   -------   ----     ----
                                                                 (MILLIONS)
Service cost -- benefits earned during the
  period.....................................  $--     $ 2     $--     $ 2      $ 1      $ 1
Interest cost................................    5       4       5       4        2        2
Expected return on plan assets...............   (6)     (5)     (5)     (4)      --       --
Net amortization:
  Actuarial loss.............................    1       1       1       1        1        1
  Prior service cost.........................   --      --      --      --       (1)      (1)
                                               ---     ---     ---     ---      ---      ---
Net pension and postretirement costs.........  $--     $ 2     $ 1     $ 3      $ 3      $ 3
                                               ===     ===     ===     ===      ===      ===



     Effective January 1, 2007, we froze our defined benefit plans and replaced them with additional contributions under defined contribution plans for nearly all U.S.-based salaried and non-union hourly employees.

     In September 2006, the FASB issued Statement No. 158 "Employers' Accounting for Defined Benefit and Other Postretirement Plans." Effective January 1, 2007, Tenneco elected to early-adopt the measurement date provisions of SFAS No. 158. As a result, during the first quarter of 2007, the following adjustments were made to retained earnings (accumulated deficit) and accumulated other comprehensive income (both net of tax effects):

                                                                     US   FOREIGN
                                                                    ---   -------
Retained earnings (accumulated deficit)...........................   (3)     (2)
Accumulated other comprehensive income............................    8       6


     For the three months ended March 31, 2008, we made pension contributions of approximately $1 million for our domestic pension plans and $4 million for our foreign pension plans. Based on current actuarial estimates, we believe we will be required to make approximately $24 million in contributions for the remainder of 2008.

     We made postretirement contributions of approximately $1 million during the first three months of 2008. Based on current actuarial estimates, we believe we will be required to make approximately $9 million in contributions for the remainder of 2008.

     (10) In March 2008, we entered into a purchase agreement with Delphi Automotive Systems LLC to acquire certain ride control assets and inventory of Delphi's Kettering, Ohio facility. This purchase agreement has been filed with the bankruptcy court as part of Delphi's bankruptcy court proceedings. The closing of this purchase is subject to certain closing conditions. On April 30, 2008, the agreement was approved by the bankruptcy court.

     As part of the purchase agreement, we will be required to pay approximately $11 million for existing ride control components inventory and approximately $8 million for certain machinery and equipment. Additionally, we will lease a portion of the Kettering facility from Delphi.

     In connection with the purchase agreement, we have entered into an agreement with the International Union of Electrical Workers (IUE), which represents the Delphi workforce at the Kettering plant. The agreement was ratified by the IUE's rank and file in August 2007. Additionally, we have also entered into a long-term supply agreement with General Motors Corporation to continue to supply passenger car shock and strut business to General Motors from the Kettering facility.

                                  TENNECO INC.

                                   (Unaudited)

     In September 2007, we acquired Combustion Components Associates' ELIM-NOx(TM) technology for $16 million. The acquisition included a complete reactant dosing system design and associated intellectual property including granted patents and patent applications yet to be granted for selective catalytic reduction emission control systems that reduce emissions of oxides of nitrogen from diesel powered vehicles. The technology can be used for both urea and hydrocarbon injection. We have recorded the acquisition as part of intangible assets on our balance sheet. The final allocation of the purchase price for the assets was completed this quarter and did not result in a significant change to the assets initially recorded.

     (11) In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about an entity's derivative and hedging activities including how and why an entity uses derivative instruments, how an entity accounts for derivatives and hedges and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are evaluating SFAS No. 161 to determine the effect on our condensed consolidated financial statement disclosures.

     In February 2008, the FASB issued FASB Staff Position (FSP) 140-3, "Accounting for Transfers of Financial Assets and Repurchase Financing Transactions." FSP 140-3 provides guidance on accounting for a transfer of a financial asset and a repurchase financing which is a repurchase agreement that relates to a previously transferred financial asset between the same counterparties that is entered into contemporaneously with, or in contemplation of, the initial transfer. FSP 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We are evaluating FSP 140-3 to determine the effect on our condensed consolidated financial statements and related disclosures.

     In February 2008, the FASB issued FSP 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13." FSP 157-1 provides a scope exception to SFAS No. 157 which does not apply under Statement 13 and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. FSP 157-1 is effective upon the initial adoption of SFAS No. 157. FSP 157-1 did not have a material impact to our condensed consolidated financial statements.

     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" (SFAS No. 141(R)). SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, contractual contingencies and any noncontrolling interest in the acquiree at the acquisition date at their fair values as of that date. SFAS No. 141(R) provides guidance on the accounting for acquisition-related costs, restructuring costs related to the acquisition and the measurement of goodwill and a bargain purchase. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after December 15, 2008. We do not expect the adoption of this statement to have a material impact to our condensed consolidated financial statements.

     In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 5." SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarified that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements, establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that does not result in deconsolidation and provides for expanded disclosure in the consolidated financial statements relating to the interests of the parent's owners and the interests of the noncontrolling owners of the subsidary. SFAS No. 160 applies prospectively (except for the presentation and disclosure requirements) for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. The presentation and disclosure requirements will be applied retrospectively for all periods

                                  TENNECO INC.

                                   (Unaudited)


presented. We are evaluating this statement to determine the effect on our condensed consolidated financial statements and related disclosures.

     In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulleting No. 110 (SAB 110). SAB 110 amends and replaces Question 6 of Section D.2 Topic 14, "Share-Based Payment." Question 6 of Topic 14:D.2 (as amended) expresses the views of the staff regarding the use of a "simplified" method in developing an estimate of the expected term of "plain vanilla" share options in accordance with SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123(R)). SAB 110 is effective January 1, 2008. The adoption of SAB 110 had no impact to our condensed consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement." This statement defines fair value, establishes a fair value hierarchy for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. FSP 157-2 issued in February 2008 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We have adopted the measurement and disclosure impact of SFAS No. 157 relating to our financial assets and financial liabilities which are measured on a recurring basis (at least annually) effective January 1, 2008. See Note 2 to the condensed consolidated financial statements of Tenneco Inc. and Consolidated Subsidiaries. We do not expect the adoption of the nonfinancial assets and nonfinancial liabilities portion of SFAS No. 157 to have a material impact to our condensed consolidated financial statements.

     In June 2007, the Emerging Issues Task Force (EITF) issued EITF 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF 06-11 provides the final consensus on the application of paragraphs 62 and 63 of SFAS No. 123(R) on the accounting for income tax benefits relating to the payment of dividends on equity-classified employee share-based payment awards that are charged to retained earnings. EITF 06-11 affirms that the realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in-capital. Additionally, EITF 06-11 provides guidance on the amount of tax benefits from dividends that are reclassified from additional paid-in-capital to the income statement when an entity's estimate of forfeitures changes. EITF 06-11 is effective prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The adoption of EITF 06-11, on January 1, 2008, did not have a material impact on our condensed consolidated financial statements.

     In June 2007, the EITF issued EITF 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities." EITF 07-3 requires the deferral and capitalization of nonrefundable advance payments for goods or services that an entity will use in research and development activities pursuant to an executory contractual agreement. Expenditures which are capitalized under EITF 07-3 should be expensed as the goods are delivered or the related services are performed. EITF 07-3 is effective prospectively for fiscal years beginning after December 15, 2007 and interim periods within those fiscal years. EITF 07-3 is applicable to new contracts entered into after the effective date of this Issue. The adoption of EITF 07-3 on January 1, 2008, did not have a material impact on our condensed consolidated financial statements.

     In April 2007, the FASB issued Interpretation No. 39-1, "Amendment of FASB Interpretation No. 39" (FIN 39-1). This amendment allows a reporting entity to offset fair value amounts recognized for derivative instruments with fair value amounts recognized for the right to reclaim or realize cash collateral. Additionally, this amendment requires disclosure of the accounting policy on the reporting entity's election to offset or not offset amounts for derivative instruments. FIN 39-1 is effective for fiscal years beginning after November 15, 2007. The adoption of FIN 39-1 did not have a material impact on our condensed consolidated financial statements.

                                  TENNECO INC.

                                   (Unaudited)

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This statement permits companies to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning on or after November 15, 2007. The adoption of SFAS 159 did not have a material effect on our condensed consolidated financial statements and related disclosures.

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

     Additionally, we have from time to time issued guarantees for the performance of obligations by some of our subsidiaries, and some of our subsidiaries have guaranteed our debt. All of our existing and future material domestic wholly-owned subsidiaries fully and unconditionally guarantee our senior credit facility, our senior secured notes, our senior notes and our senior subordinated notes on a joint and several basis. The arrangement for the senior credit facility is also secured by first-priority liens on substantially all our domestic assets and pledges of 66 percent of the stock of certain first-tier foreign subsidiaries. The arrangement for the $245 million senior secured notes is also secured by second-priority liens on substantially all our domestic assets, excluding some of the stock of our domestic subsidiaries. No assets or capital stock of our direct or indirect foreign subsidiaries secure these notes. You should also read Note 14 of the condensed consolidated financial statements of Tenneco Inc., where we present the Supplemental Guarantor Condensed Consolidating Financial Statements.

     We have issued guarantees through letters of credit in connection with some obligations of our affiliates. As of March 31, 2008, we have guaranteed $42 million in letters of credit to support some of our subsidiaries' insurance arrangements, foreign employee benefit programs, environmental remediation activities, and cash management requirements.

     Negotiable Financial Instruments -- One of our European subsidiaries receives payment from one of its OE customers whereby the accounts receivable are satisfied through the delivery of negotiable financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets as they do not meet our definition of cash equivalents. The amount of these financial instruments that was collected before their maturity date totaled

                                  TENNECO INC.

                                   (Unaudited)


$5 million as of March 31, 2008, compared with $27 million at the same date in 2007. No negotiable financial instruments were held by our European subsidiary as of March 31, 2008 or March 31, 2007.

     In certain instances several of our Chinese subsidiaries receive payment from OE customers and satisfy vendor payments through the receipt and delivery of negotiable financial instruments. Financial instruments used to satisfy vendor payables and not redeemed totaled $18 million and $11 million at March 31, 2008 and 2007, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $15 million and $5 million at March 31, 2008 and 2007, respectively, and were classified as other current assets. One of our Chinese subsidiaries that issues its own negotiable financial instruments to pay its vendors is required to maintain a cash balance at a financial institution that guarantees those financial instruments. No financial instruments were outstanding at that Chinese subsidiary as of March 31, 2008. As of March 31, 2007 the required cash balance was approximately $1 million and was classified as cash and cash equivalents.

     The negotiable financial instruments received by one of our European subsidiaries and some of our Chinese subsidiaries are checks drawn by our OE customers and guaranteed by their banks that are payable at a future date. The use of these instruments for payment follows local commercial practice. Because negotiable financial instruments are financial obligations of our customers and are guaranteed by our customers' banks, we believe they represent a lower financial risk than the outstanding accounts receivable that they satisfy which are not guaranteed by a bank.

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

     The following table summarizes certain Tenneco Inc. segment information:

                                                                      SEGMENT
                                               -----------------------------------------------------
                                                NORTH               ASIA    RECLASS &
                                               AMERICA   EUROPE   PACIFIC     ELIMS     CONSOLIDATED
                                               -------   ------   -------   ---------   ------------
                                                                     (MILLIONS)
AT MARCH 31, 2008 AND FOR THE THREE MONTHS
  THEN ENDED
Revenues from external customers.............   $  683   $  736     $141      $  --        $1,560
Intersegment revenues........................        2       67        4        (73)           --
Income before interest expense, income taxes,
  and minority interest......................        9       25        5         --            39
Total assets.................................    1,606    1,766      385         16         3,773
AT MARCH 31, 2007 AND FOR THE THREE MONTHS
  THEN ENDED
Revenues from external customers.............   $  643   $  644     $113      $  --        $1,400
Intersegment revenues........................        2       99        3       (104)           --
Income before interest expense, income taxes,
  and minority interest......................       30       13        6         --            49
Total assets.................................    1,511    1,584      312         97         3,504

                                  TENNECO INC.

                                   (Unaudited)

     (14) Supplemental guarantor condensed consolidating financial statements are presented below:

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

     These condensed consolidating financial statements are presented on the equity method. Under this method, our investments are recorded at cost and adjusted for our ownership share of a subsidiary's cumulative results of operations, capital contributions and distributions, and other equity changes. You should read the condensed consolidating financial information of the Guarantor Subsidiaries in connection with our condensed consolidated financial statements and related notes of which this note is an integral part.

Distributions

     There are no significant restrictions on the ability of the Guarantor Subsidiaries to make distributions to us.

                                  TENNECO INC.

                                   (Unaudited)

                           STATEMENT OF INCOME (LOSS)

                                                     FOR THE THREE MONTHS ENDED MARCH 31, 2008
                                       ---------------------------------------------------------------------
                                                                     TENNECO INC.
                                         GUARANTOR    NONGUARANTOR      (PARENT     RECLASS &
                                       SUBSIDIARIES   SUBSIDIARIES     COMPANY)       ELIMS     CONSOLIDATED
                                       ------------   ------------   ------------   ---------   ------------
                                                                     (MILLIONS)
REVENUES
  Net sales and operating
     revenues --
     External........................      $664          $  896          $ --         $  --        $1,560
     Affiliated companies............        30             183            --          (213)           --
                                           ----          ------          ----         -----        ------
                                            694           1,079            --          (213)        1,560
                                           ----          ------          ----         -----        ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below).......       587             952            --          (213)        1,326
  Engineering, research, and
     development.....................        15              21            --            --            36
  Selling, general, and
     administrative..................        37              67             1            --           105
  Depreciation and amortization of
     other intangibles...............        21              34            --            --            55
                                           ----          ------          ----         -----        ------
                                            660           1,074             1          (213)        1,522
                                           ----          ------          ----         -----        ------
OTHER INCOME (EXPENSE)
  Loss on sale of receivables........        --              (2)           --            --            (2)
  Other income (loss)................         6              (1)           (1)           (1)            3
                                           ----          ------          ----         -----        ------
                                              6              (3)           (1)           (1)            1
                                           ----          ------          ----         -----        ------
INCOME (LOSS) BEFORE INTEREST
  EXPENSE, INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN NET INCOME
  FROM AFFILIATED COMPANIES..........        40               2            (2)           (1)           39
                                           ----          ------          ----         -----        ------
  Interest expense --
     External (net of interest
       capitalized)..................        --              --            25            --            25
     Affiliated companies (net of
       interest income)..............        38              (5)          (33)           --            --
  Income tax expense (benefit).......        --               2             3            --             5
  Minority interest..................        --               3            --            --             3
                                           ----          ------          ----         -----        ------
                                              2               2             3            (1)            6
  Equity in net income (loss) from
     affiliated companies............        (6)             --             3             3            --
                                           ----          ------          ----         -----        ------
NET INCOME (LOSS)....................      $ (4)         $    2          $  6         $   2        $    6
                                           ====          ======          ====         =====        ======


                                  TENNECO INC.

                                   (Unaudited)

                           STATEMENT OF INCOME (LOSS)

                                                     FOR THE THREE MONTHS ENDED MARCH 31, 2007
                                       ---------------------------------------------------------------------
                                                                     TENNECO INC.
                                         GUARANTOR    NONGUARANTOR      (PARENT     RECLASS &
                                       SUBSIDIARIES   SUBSIDIARIES     COMPANY)       ELIMS     CONSOLIDATED
                                       ------------   ------------   ------------   ---------   ------------
                                                                     (MILLIONS)
REVENUES
  Net sales and operating
     revenues --
     External........................      $615           $785           $ --         $  --        $1,400
     Affiliated companies............        28            206             --          (234)           --
                                           ----           ----           ----         -----        ------
                                            643            991             --          (234)        1,400
                                           ----           ----           ----         -----        ------
COSTS AND EXPENSES
  Cost of sales (exclusive of
     depreciation shown below).......       560            853             --          (234)        1,179
  Engineering, research, and
     development.....................        11             16             --            --            27
  Selling, general, and
     administrative..................        37             58             --            --            95
  Depreciation and amortization of
     other intangibles...............        18             30             --            --            48
                                           ----           ----           ----         -----        ------
                                            626            957             --          (234)        1,349
                                           ----           ----           ----         -----        ------
OTHER INCOME (EXPENSE)
  Loss on sale of receivables........        --             (2)            --            --            (2)
  Other income (loss)................         1             (2)            --             1            --
                                           ----           ----           ----         -----        ------
                                              1             (4)            --             1            (2)
                                           ----           ----           ----         -----        ------
INCOME (LOSS) BEFORE INTEREST
  EXPENSE, INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN NET INCOME
  FROM AFFILIATED COMPANIES..........        18             30             --             1            49
                                           ----           ----           ----         -----        ------
  Interest expense --
     External (net of interest
       capitalized)..................        (1)             1             40            --            40
     Affiliated companies (net of
       interest income)..............        45             (3)           (42)           --            --
  Income tax expense (benefit).......       (12)             9             --             5             2
  Minority interest..................        --              2             --            --             2
                                           ----           ----           ----         -----        ------
                                            (14)            21              2            (4)            5
  Equity in net income (loss) from
     affiliated companies............        21             --              3           (24)           --
                                           ----           ----           ----         -----        ------
NET INCOME (LOSS)....................      $  7           $ 21           $  5         $ (28)       $    5
                                           ====           ====           ====         =====        ======


                                  TENNECO INC.

                                   (Unaudited)

                                  BALANCE SHEET

                                                                   MARCH 31, 2008
                                       ---------------------------------------------------------------------
                                                                     TENNECO INC.
                                         GUARANTOR    NONGUARANTOR      (PARENT     RECLASS &
                                       SUBSIDIARIES   SUBSIDIARIES     COMPANY)       ELIMS     CONSOLIDATED
                                       ------------   ------------   ------------   ---------   ------------
                                                                     (MILLIONS)
                ASSETS
Current assets:
  Cash and cash equivalents..........     $    2         $   159        $   --       $     --      $   161
  Receivables, net...................        389           1,046            29           (609)         855
  Inventories........................        223             379            --             --          602
  Deferred income taxes..............         53              --             4            (18)          39
  Prepayments and other..............         28             121            --             (6)         143
                                          ------         -------        ------       --------      -------
                                             695           1,705            33           (633)       1,800
                                          ------         -------        ------       --------      -------
Other assets:
  Investment in affiliated
     companies.......................        645              --         1,122         (1,767)          --
  Notes and advances receivable from
     affiliates......................      3,479             241         5,500         (9,220)          --
  Long-term notes receivable, net....         --              18            --             --           18
  Goodwill...........................        135              74            --             --          209
  Intangibles, net...................         18              10            --             --           28
  Deferred income taxes..............        280              60           230           (230)         340
  Other..............................         41              76            29             --          146
                                          ------         -------        ------       --------      -------
                                           4,598             479         6,881        (11,217)         741
                                          ------         -------        ------       --------      -------
Plant, property, and equipment, at
  cost...............................      1,011           2,105            --             --        3,116
  Less -- Accumulated depreciation
     and amortization................       (671)         (1,213)           --             --       (1,884)
                                          ------         -------        ------       --------      -------
                                             340             892            --             --        1,232
                                          ------         -------        ------       --------      -------
                                          $5,633         $ 3,076        $6,914       $(11,850)     $ 3,773
                                          ======         =======        ======       ========      =======

 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current
     maturities of long-term debt)
     Short-term debt -- non-
     affiliated......................     $   --         $    44        $   --       $     --      $    44
     Short-term debt -- affiliated...        143             338            10           (491)          --
  Trade payables.....................        328             824            --           (113)       1,039
  Accrued taxes......................         42              --             6             (8)          40
  Other..............................        109             172            30            (21)         290
                                          ------         -------        ------       --------      -------
                                             622           1,378            46           (633)       1,413
                                          ------         -------        ------       --------      -------
Long-term debt -- non-affiliated.....         --               7         1,412             --        1,419
Long-term debt -- affiliated.........      4,137              91         4,992         (9,220)          --
Deferred income taxes................        223              83            --           (230)          76
Postretirement benefits and other
  liabilities........................        272              88            --              7          367
Commitments and contingencies
Minority interest....................         --              34            --             --           34
Shareholders' equity.................        379           1,395           464         (1,774)         464
                                          ------         -------        ------       --------      -------
                                          $5,633         $ 3,076        $6,914       $(11,850)     $ 3,773
                                          ======         =======        ======       ========      =======


                                  TENNECO INC.

                                   (Unaudited)

                                  BALANCE SHEET

                                                                 DECEMBER 31, 2007
                                       ---------------------------------------------------------------------
                                                                     TENNECO INC.
                                         GUARANTOR    NONGUARANTOR      (PARENT     RECLASS &
                                       SUBSIDIARIES   SUBSIDIARIES     COMPANY)       ELIMS     CONSOLIDATED
                                       ------------   ------------   ------------   ---------   ------------
                                                                     (MILLIONS)
                ASSETS
Current assets:
  Cash and cash equivalents..........     $    6         $   182        $   --       $     --      $   188
  Receivables, net...................        385           1,090           148           (866)         757
  Inventories........................        198             341            --             --          539
  Deferred income taxes..............         53              --             3            (20)          36
  Prepayments and other..............         18             103            --             --          121
                                          ------         -------        ------       --------      -------
                                             660           1,716           151           (886)       1,641
                                          ------         -------        ------       --------      -------
Other assets:
  Investment in affiliated
     companies.......................        628              --         1,083         (1,711)          --
  Notes and advances receivable from
     affiliates......................      3,607             232         5,383         (9,222)          --
  Long-term notes receivable, net....         --              19            --             --           19
  Goodwill...........................        136              72            --             --          208
  Intangibles, net...................         17               9            --             --           26
  Deferred income taxes..............        310              60           180           (180)         370
  Other..............................         40              76            25             --          141
                                          ------         -------        ------       --------      -------
                                           4,738             468         6,671        (11,113)         764
                                          ------         -------        ------       --------      -------
Plant, property, and equipment, at
  cost...............................        994           1,984            --             --        2,978
  Less -- Accumulated depreciation
     and amortization................       (658)         (1,135)           --             --       (1,793)
                                          ------         -------        ------       --------      -------
                                             336             849            --             --        1,185
                                          ------         -------        ------       --------      -------
                                          $5,734         $ 3,033        $6,822       $(11,999)     $ 3,590
                                          ======         =======        ======       ========      =======

 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (including current
     maturities of long-term debt)
     Short-term debt -- non-
     affiliated......................     $   --         $    44        $    2       $     --      $    46
     Short-term debt -- affiliated...        274             439            10           (723)          --
  Trade payables.....................        350             774            --           (137)         987
  Accrued taxes......................         27              16            --             (2)          41
  Other..............................        118             169            21            (24)         284
                                          ------         -------        ------       --------      -------
                                             769           1,442            33           (886)       1,358
                                          ------         -------        ------       --------      -------
Long-term debt-non-affiliated........         --               7         1,321             --        1,328
Long-term debt-affiliated............      4,100              54         5,068         (9,222)          --
Deferred income taxes................        213              81            --           (180)         114
Postretirement benefits and other
  liabilities........................        264              89            --              6          359
Commitments and contingencies
Minority interest....................         --              31            --             --           31
Shareholders' equity.................        388           1,329           400         (1,717)         400
                                          ------         -------        ------       --------      -------
                                          $5,734         $ 3,033        $6,822       $(11,999)     $ 3,590
                                          ======         =======        ======       ========      =======


                                  TENNECO INC.

                                   (Unaudited)

                             STATEMENT OF CASH FLOWS

                                                         THREE MONTHS ENDED MARCH 31, 2008
                                         -----------------------------------------------------------------
                                                                     TENNECO INC.
                                           GUARANTOR   NONGUARANTOR     (PARENT    RECLASS &
                                         SUBSIDIARIES  SUBSIDIARIES    COMPANY)      ELIMS    CONSOLIDATED
                                         ------------  ------------  ------------  ---------  ------------
                                                                     (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by operating
  activities...........................      $(91)         $(13)         $  37        $--         $(67)
                                             ----          ----          -----        ---         ----
INVESTING ACTIVITIES
Proceeds from the sale of assets.......        --             1             --         --            1
Cash payment for plant, property, and
  equipment............................       (33)          (30)            --         --          (63)
Cash payment for software related
  intangible assets....................        (3)           (2)            --         --           (5)
Investments and other..................        --            --             --         --           --
                                             ----          ----          -----        ---         ----
Net cash used by investing activities..       (36)          (31)            --         --          (67)
                                             ----          ----          -----        ---         ----
FINANCING ACTIVITIES
Issuance of common stock...............        --            --              1         --            1
Issuance of long-term debt.............        --            --             --         --           --
Debt issuance cost of long-term debt...        --            --             --         --           --
Retirement of long-term debt...........        --            (1)            (2)        --           (3)
Net increase (decrease) in revolver
  borrowings and short-term debt
  excluding current maturities of long-
  term debt............................        --            --             91         --           91
Intercompany dividends and net increase
  (decrease) in intercompany
  obligations..........................       123             4           (127)        --           --
Distribution to minority interest
  partners.............................        --            (2)            --         --           (2)
Other..................................        --            --             --         --           --
                                             ----          ----          -----        ---         ----
Net cash provided (used) by financing
  activities...........................       123             1            (37)        --           87
                                             ----          ----          -----        ---         ----
Effect of foreign exchange rate changes
  on cash and cash equivalents.........        --            20             --         --           20
                                             ----          ----          -----        ---         ----
Decrease in cash and cash equivalents..        (4)          (23)            --         --          (27)
Cash and cash equivalents, January 1...         6           182             --         --          188
                                             ----          ----          -----        ---         ----
Cash and cash equivalents, March 31
  (Note)...............................      $  2          $159          $  --        $--         $161
                                             ====          ====          =====        ===         ====



NOTE: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

                                  TENNECO INC.

                                   (Unaudited)

                             STATEMENT OF CASH FLOWS

                                                         THREE MONTHS ENDED MARCH 31, 2007
                                       ---------------------------------------------------------------------
                                                                     TENNECO INC.
                                         GUARANTOR    NONGUARANTOR      (PARENT     RECLASS &
                                       SUBSIDIARIES   SUBSIDIARIES     COMPANY)       ELIMS     CONSOLIDATED
                                       ------------   ------------   ------------   ---------   ------------
                                                                     (MILLIONS)
OPERATING ACTIVITIES
Net cash provided (used) by operating
  activities.........................      $ 24           $(33)          $ (82)        $ (2)        $ (93)
                                           ----           ----           -----         ----         -----
INVESTING ACTIVITIES
Proceeds from the sale of assets.....        --             --              --           --            --
Cash payment for plant, property, and
  equipment..........................       (16)           (24)             --            1           (39)
Cash payment for software related
  intangible assets..................        (5)            (2)             --           --            (7)
Investments and other................        --             --              --            1             1
                                           ----           ----           -----         ----         -----
Net cash used by investing
  activities.........................       (21)           (26)             --            2           (45)
                                           ----           ----           -----         ----         -----
FINANCING ACTIVITIES
Issuance of common shares............        --             --               2           --             2
Issuance of long-term debt...........        --             --             150           --           150
Debt issuance cost of long-term
  debt...............................        --             --              (6)          --            (6)
Retirement of long-term debt.........        --             --            (357)          --          (357)
Net increase (decrease) in revolver
  borrowings and short-term debt
  excluding current maturities of
  long-term debt.....................        --            106             218          (44)          280
Intercompany dividends and net
  increase (decrease) in intercompany
  obligations........................       (59)           (59)             74           44            --
Distribution to minority interest
  partners...........................        --             (1)             --           --            (1)
Other................................        --             --               1           --             1
                                           ----           ----           -----         ----         -----
Net cash provided (used) by financing
  activities.........................       (59)            46              82           --            69
                                           ----           ----           -----         ----         -----
Effect of foreign exchange rate
  changes on cash and cash
  equivalents........................        --              3              --           --             3
                                           ----           ----           -----         ----         -----
Decrease in cash and cash
  equivalents........................       (56)           (10)             --           --           (66)
Cash and cash equivalents, January
  1..................................        56            146              --           --           202
                                           ----           ----           -----         ----         -----
Cash and cash equivalents, March 31
  (Note).............................      $ --           $136           $  --         $ --         $ 136
                                           ====           ====           =====         ====         =====



NOTE: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As you read the following review of our financial condition and results of operations, you should also read our condensed consolidated financial statements and related notes beginning on page 4.

EXECUTIVE SUMMARY

     We are one of the world's leading manufacturers of automotive emission control and ride control products and systems. We serve both original equipment
(OE) vehicle designers and manufacturers and the repair and replacement markets, or aftermarket, globally through leading brands, including Monroe(R), Rancho(R), Clevite(R) Elastomers and Fric Rot(TM) ride control products and Walker(R), Fonos(TM), and Gillet(TM) emission control products. Worldwide we serve more than 39 different original equipment manufacturers, and our products or systems are included on eight of the top 10 passenger car models produced for sale in Europe and nine of the top 10 light truck and SUV models produced for sale in North America for 2008. Our aftermarket customers are comprised of full-line and specialty warehouse distributors, retailers, jobbers, installer chains and car dealers. We operate 80 manufacturing facilities worldwide and employ approximately 21,000 people to service our customers' demands.

     Factors that are critical to our success include winning new business awards, managing our overall global manufacturing footprint to ensure proper placement and workforce levels in line with business needs, maintaining competitive wages and benefits, maximizing efficiencies in manufacturing processes and reducing overall costs. In addition, our ability to adapt to key industry trends, such as a shift in consumer preferences to other vehicles in response to higher fuel costs and other economic and social factors, increasing technologically sophisticated content, changing aftermarket distribution channels, increasing environmental standards and extended product life of automotive parts, also play a critical role in our success. Other factors that are critical to our success include adjusting to industry and economic challenges such as increases in the cost of raw materials and our ability to successfully reduce the impact of any such cost increases through material substitutions, cost reduction initiatives and other methods.

     We have a substantial amount of indebtedness. As such, our ability to generate cash -- both to fund operations and service our debt -- is also a significant area of focus for our company. See "Results from Operations for the Three Months Ended March 31, 2008 and 2007 -- Cash Flows" and "Liquidity and Capital Resources" below for further discussion of cash flows.

     Total revenues for the first quarter of 2008 were $1,560 million, compared to $1,400 million in the first quarter of 2007. Excluding the impact of currency and substrate sales, revenue was nearly flat despite the lowest light vehicle production level of any first quarter in the last 15 years in North America. A significant contributing factor to the decline was the American Axle strike, which reduced the production of significant General Motors vehicle platforms. In addition, North American commercial vehicle (truck) production, which makes up about 6 percent of our total revenue, declined 15 percent from last year's first quarter. Increased sales in South America and Asia helped partially offset the reduced North American production.

     Gross margin in the first quarter of 2008 was 15.0 percent, down from 15.8 percent in 2007. Higher substrate sales, which typically carry lower margins, diluted gross margin. We also saw our revenue mix shift from higher-margin aftermarket revenues to OE revenues. Also negatively impacting gross margin was the American Axle strike and increased steel and other material costs.

     We reported selling, general, administrative and engineering expenses in the first three months of 2008 of 9.0 percent of revenues, as compared to 8.7 percent of revenues for the first three months of 2007. The increase was mainly due to higher investments in engineering for next-generation ride and emission control technologies.

     Earnings before interest expense, income taxes and minority interest ("EBIT") was $39 million for the first quarter of 2008, down $10 million from the $49 million reported in 2007. Reduced North American OE production, lower Aftermarket sales, increased spending on engineering, higher restructuring charges and depreciation and amortization costs all drove the decline. Partially offsetting the decline were benefits from the company's ongoing manufacturing efficiency programs and favorable currency.

RESULTS FROM OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

NET SALES AND OPERATING REVENUES

     The following tables reflect our revenues for the first quarter of 2008 and 2007. We present these reconciliations of revenues in order to reflect the trend in our sales in various product lines and geographic regions separately from the effects of doing business in currencies other than the U.S. dollar. We have not reflected any currency impact in the 2007 table since this is the base period for measuring the effects of currency during 2008 on our operations. We believe investors find this information useful in understanding period-to-period comparisons in our revenues.

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

                                                     THREE MONTHS ENDED MARCH 31, 2008
                                        ----------------------------------------------------------
                                                                          SUBSTRATE     REVENUES
                                                                            SALES       EXCLUDING
                                                               REVENUES   EXCLUDING   CURRENCY AND
                                                   CURRENCY   EXCLUDING    CURRENCY     SUBSTRATE
                                        REVENUES    IMPACT     CURRENCY     IMPACT        SALES
                                        --------   --------   ---------   ---------   ------------
                                                                (MILLIONS)
North America Original Equipment
  Ride Control........................   $  112      $ --       $  112       $ --        $  112
  Emission Control....................      438         2          436        217           219
                                         ------      ----       ------       ----        ------
     Total North America Original
       Equipment......................      550         2          548        217           331
North America Aftermarket
  Ride Control........................       98         1           97         --            97
  Emission Control....................       35         1           34         --            34
                                         ------      ----       ------       ----        ------
     Total North America Aftermarket..      133         2          131         --           131
       Total North America............      683         4          679        217           462
Europe Original Equipment
  Ride Control........................      129        17          112         --           112
  Emission Control....................      426        55          371        134           237
                                         ------      ----       ------       ----        ------
     Total Europe Original Equipment..      555        72          483        134           349
Europe Aftermarket
  Ride Control........................       47         6           41         --            41
  Emission Control....................       40         5           35         --            35
                                         ------      ----       ------       ----        ------
     Total Europe Aftermarket.........       87        11           76         --            76
South America & India.................       94        11           83         13            70
       Total Europe, South America &
          India.......................      736        94          642        147           495
Asia..................................       90         9           81         27            54
Australia.............................       51         7           44          6            38
                                         ------      ----       ------       ----        ------
       Total Asia Pacific.............      141        16          125         33            92
                                         ------      ----       ------       ----        ------
Total Tenneco.........................   $1,560      $114       $1,446       $397        $1,049
                                         ======      ====       ======       ====        ======


                                                     THREE MONTHS ENDED MARCH 31, 2007
                                        ----------------------------------------------------------
                                                                          SUBSTRATE     REVENUES
                                                                            SALES       EXCLUDING
                                                               REVENUES   EXCLUDING   CURRENCY AND
                                                   CURRENCY   EXCLUDING    CURRENCY     SUBSTRATE
                                        REVENUES    IMPACT     CURRENCY     IMPACT        SALES
                                        --------   --------   ---------   ---------   ------------
                                                                (MILLIONS)
North America Original Equipment
  Ride Control........................   $  133       $--       $  133       $ --        $  133
  Emission Control....................      376        --          376        166           210
                                         ------       ---       ------       ----        ------
     Total North America Original
       Equipment......................      509        --          509        166           343
North America Aftermarket
  Ride Control........................       98        --           98         --            98
  Emission Control....................       36        --           36         --            36
                                         ------       ---       ------       ----        ------
     Total North America Aftermarket..      134        --          134         --           134
       Total North America............      643        --          643        166           477
Europe Original Equipment
  Ride Control........................      107        --          107         --           107
  Emission Control....................      387        --          387        138           249
                                         ------       ---       ------       ----        ------
     Total Europe Original Equipment..      494        --          494        138           356
Europe Aftermarket
  Ride Control........................       39        --           39         --            39
  Emission Control....................       41        --           41         --            41
                                         ------       ---       ------       ----        ------
     Total Europe Aftermarket.........       80        --           80         --            80
South America & India.................       70        --           70          8            62
       Total Europe, South America &
          India.......................      644        --          644        146           498
Asia..................................       70        --           70         26            44
Australia.............................       43        --           43          5            38
                                         ------       ---       ------       ----        ------
       Total Asia Pacific.............      113        --          113         31            82
                                         ------       ---       ------       ----        ------
Total Tenneco.........................   $1,400       $--       $1,400       $343        $1,057
                                         ======       ===       ======       ====        ======



     Revenues from our North American operations increased $40 million in the first quarter of 2008 compared to the same period last year. Higher sales from North American OE revenues more than offset lower aftermarket revenues. North American OE emission control revenues were up $62 million in the first quarter of 2008; excluding favorable currency and substrate sales, revenues were up $9 million compared to last year. This increase was primarily due to higher year-over-year volumes on several early 2007 launches, strong volumes on GM's Epsilon and Lambda platforms as well as Volkswagen's PQ35 platform and Chrysler's launch of the JC49 platform, which is the Dodge Crew crossover. The benefits from these platforms were partially offset by lower volumes on the Ford Expedition and Navigator, GM's Chevy Colorado & Canyon, and Chrysler's Dodge Dakota and Ram. North American OE ride control revenues for the first quarter of 2008 were down $21 million from the prior year. The decline was driven by the shutdown of production for the GMT900, due to the American Axle strike, where we have content on the SUVs as well as the 1/2 ton and 3/4 ton pickups. Also, commercial-vehicle production was down 15 percent from last year's first quarter which significantly impacted our ride control performance. Our total North American OE revenues, excluding substrate sales and currency, decreased four percent in the first quarter of 2008 compared to first quarter of 2007 which compares to the North American light vehicle production rate decrease of seven percent. Aftermarket revenues for North America were $133 million in the first quarter of 2008, a decrease of $1 million compared to the prior year. Excluding $2 million in favorable currency, aftermarket revenues were down $3 million driven by lower sales in both product lines due to soft market conditions. Net of favorable currency, aftermarket ride control revenues decreased two percent in the first quarter of 2008 while aftermarket emission control revenues decreased five percent in the first quarter of 2008.

     Our European, South American and Indian segment's revenues increased $92 million, or 14 percent, in the first quarter of 2008 compared to last year. The first quarter total European light vehicle industry production was even with the first quarter of 2007. Europe OE emission control revenues of $426 million in the first quarter of 2008 were up 10 percent as compared to the first quarter of last year. Excluding $55 million of favorable currency and a reduction in substrate sales, Europe OE emission control revenues decreased five percent over 2007. Higher emission control volumes due primarily to our growing position on the hot-end of emission control platforms were more than offset by lower customer recovery of nickel surcharge because nickel surcharge costs were down year over year. The volume increase came primarily from new platforms launched in 2007 that continue to ramp up, including: BMW's new 1 and 3-Series and Mini, the new Daimler Sprinter and Smart models, the Ford Mondeo, the Jaguar XF and the Volvo V70. Europe OE ride control revenues of $129 million in the first quarter of 2008 were up 20 percent year-over-year. Excluding currency, revenues increased by four percent in the 2008 first quarter due to improved volumes on the Volkswagen Golf and Caddy, Audi A3 platform, the new Suzuki Splash, the Dacia Logan and the Mercedes C-Class with our electronic shock technology, offsetting lower volumes on the Audi A4 and A6 and Ford's Mazda 2. European aftermarket revenues increased $7 million in the first quarter of 2008 compared to last year. When adjusted for currency, aftermarket revenues were down five percent. Excluding the $6 million impact of currency, ride control aftermarket revenues were up five percent due to strong volumes while emission control aftermarket revenues were down 14 percent, excluding $5 million in currency benefit, due to lower volumes. South American and Indian revenues were $94 million during the first quarter of 2008, compared to $70 million in the prior year. This increase was due to stronger OE and aftermarket sales and currency appreciation.

     Revenues from our Asia Pacific segment, which includes Australia and Asia, increased $28 million to $141 million in the first quarter of 2008 compared to the same period last year. Excluding the impact of substrate sales and currency, revenues increased to $92 million from $82 million in the prior year. Asian revenues for the first quarter of 2008 were $90 million, up 28 percent from last year. This increase was primarily due to higher OE sales in China driven by new launches and higher emission control volumes on existing platforms. Excluding higher substrate sales and $9 million of favorable currency, Asian revenue increased $10 million when compared with last year. First quarter revenues for Australia increased 21 percent to $51 million. Excluding higher substrate sales and $7 million of favorable currency, Australian revenue was even with last year.

EARNINGS BEFORE INTEREST EXPENSE, INCOME TAXES AND MINORITY INTEREST ("EBIT")

                                                                THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ---------------
                                                              2008       2007   CHANGE
                                                              ----       ----   ------
                                                                     (MILLIONS)
North America...............................................   $ 9        $30    $(21)
Europe, South America & India...............................    25         13      12
Asia Pacific................................................     5          6      (1)
                                                               ---        ---    ----
                                                               $39        $49    $(10)
                                                               ===        ===    ====



     The EBIT results shown in the preceding table include the following items, discussed below under "Restructuring and Other Charges," which have an effect on the comparability of EBIT results between periods:

                                                                     THREE MONTHS
                                                                        ENDED
                                                                      MARCH 31,
                                                                    -------------
                                                                    2008     2007
                                                                    ----     ----
                                                                      (MILLIONS)
North America
  Restructuring and restructuring-related expenses................   $ 1      $ 1
Europe, South America & India
  Restructuring and restructuring-related expenses................     3        1
Asia Pacific
  Restructuring and restructuring-related expenses................    --       --

     EBIT for North American operations decreased to $9 million in the first quarter of 2008, from $30 million one year ago. Earnings on new OE emission control platforms launched in 2007 were more than offset by volume declines on other emission control platforms which resulted in a $2 million decrease to EBIT. Increased spending of $4 million on engineering to support future ride and emission control platform launches and higher depreciation expense of $3 million, resulting from capital expenditures to support our 2007 emission control platform launches, negatively impacted EBIT. In addition, soft aftermarket sales and lower OE ride control volumes, due to reduced industry light and commercial vehicle production, in particular the volumes related to the American Axle strike, had a combined unfavorable impact to EBIT of $11 million. Currency had a $1 million favorable impact on North American EBIT. Restructuring and restructuring-related expenses of $1 million were included in first quarter EBIT for both periods.

     Our European, South American and Indian segment's EBIT was $25 million for the first quarter of 2008 compared to $13 million during the same period last year. The improvement was driven by significant manufacturing efficiencies across all regions which favorably impacted EBIT by $12 million. Lower net alloy surcharges of $1 million and reduced selling, general and administrative spending of $3 million also benefited EBIT. These improvements were partially offset by increased spending of $2 million on engineering and higher steel costs of $3 million. Included in first quarter 2008 European, South American and Indian segment's EBIT was $3 million in restructuring and restructuring-related expenses compared to $1 million for the first quarter of 2007.

     EBIT for our Asia Pacific segment in the first quarter of 2008 was $5 million compared to $6 million in the first quarter of 2007. Volume increases, primarily in China, and favorable currency of $1 million benefited EBIT. More than offsetting the increases were higher selling, general and administrative expenses due to a charge of $1 million related to the bankruptcy of a major Australian aftermarket customer, manufacturing inefficiencies in Australia, higher steel costs of $1 million and an increase in depreciation expense.

     Currency had a $2 million favorable impact on overall company EBIT for the three months ended March 31, 2008, as compared to the prior year.

EBIT AS A PERCENTAGE OF REVENUE

                                                                     THREE MONTHS
                                                                        ENDED
                                                                      MARCH 31,
                                                                    -------------
                                                                    2008     2007
                                                                    ----     ----
North America.....................................................    1%       5%
Europe, South America & India.....................................    3%       2%
Asia Pacific......................................................    4%       5%
  Total Tenneco...................................................    3%       4%


     In North America, EBIT as a percentage of revenue for the first quarter of 2008 was four percentage points less than last year. Lower OE ride control volumes on light vehicle and commercial platforms, coupled with increased expenditures on engineering, steel, selling, general and administrative and depreciation, drove the decline. Partially offsetting the decline were higher OE emission control volumes and favorable currency. During the first quarter of 2008, North American results included the same amount as last year for restructuring and restructuring-related charges. In Europe, South America and India, EBIT margin for the first quarter of 2008 was one percentage point better than prior year. Manufacturing efficiencies in all regions were partially offset by higher steel costs and spending on engineering. Restructuring and restructuring-related expenses were higher than prior year. EBIT as a percentage of revenue for our Asia Pacific segment decreased one percentage point in the first quarter of 2008 versus the prior year. A charge related to the bankruptcy of a major aftermarket customer along with manufacturing inefficiencies in Australia more than offset volume increases in Asia, mainly China, and favorable currency. There were no restructuring and restructuring-related expenses in either quarter.

INTEREST EXPENSE, NET OF INTEREST CAPITALIZED

     We reported interest expense of $25 million (all in our U.S. operations) in the first quarter of 2008 compared to $40 million ($39 million in the U.S. and $1 million in our foreign operations) in the prior year. The requirement to mark to market the interest rate swaps described below decreased interest expense by $5 million in the first quarter 2008 and decreased interest expense by $1 million in the first quarter 2007. Included in the first quarter of 2007 results was a $5 million charge to expense for the unamortized portion of debt issuance costs related to our previous senior credit facility due to our debt refinancing in the first quarter of 2007. Interest expense also decreased as a result of lower LIBOR rates on the variable interest rate portion of our debt.

     We have three fixed-to-floating interest rate swaps that effectively convert $150 million of our 10 1/4 percent fixed interest rate senior secured notes into floating interest rates at an annual rate of LIBOR plus 5.68 percent. Based upon the current LIBOR rate of 4.08 percent (which is in effect until July 15, 2008) these swaps are expected to decrease our interest expense by $1 million in 2008 excluding any impact from marking the swaps to market. Since entering into these swaps, we have realized a net cumulative benefit of $2 million through March 31, 2008, in reduced interest payments. On March 31, 2008, we had $1,009 million in long-term debt obligations that have fixed interest rates. Of that amount, $245 million is fixed through July 2013, $500 million is fixed through November 2014, $250 million is fixed through November 2015, and the remainder is fixed from 2012 through 2025. Of the $245 million, $150 million has been swapped to floating and we also have $410 million in long-term debt obligations outstanding under our senior secured credit facility that are subject to variable interest rates. See Note 3 to the condensed consolidated financial statements of Tenneco Inc. and Consolidated Subsidiaries.

INCOME TAXES

     We reported income tax expense of $5 million in the first quarter of 2008 which included a $1 million non-cash charge for changes in our estimates for tax matters subject to audit. The effective tax rate for the first quarter of 2008 was 37 percent. We reported income tax expense of $2 million in the first quarter of 2007. The effective tax rate for the first quarter of 2007 was 22 percent.

RESTRUCTURING AND OTHER CHARGES

     Over the past several years we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. Prior to the change in accounting required for exit or disposal activities, we recorded charges to income related to these plans for costs that did not benefit future activities in the period in which the plans were finalized and approved, while actions necessary to affect these restructuring plans occurred over future periods in accordance with established plans.

     Our recent restructuring activities began in the fourth quarter of 2001, when our Board of Directors approved a restructuring plan, a project known as Project Genesis, which was designed to lower our fixed costs, relocate capacity, reduce our work force, improve efficiency and utilization, and better optimize our global footprint. We have subsequently engaged in various other restructuring projects related to Project Genesis. In 2007, we incurred $25 million in restructuring and restructuring-related costs of which $22 million was recorded in cost of sales, $2 million of which related to a charge for asset impairments for the plant closure in France, and $3 million was recorded in selling, general and administrative expense. The majority of the 2007 charges were related to the planned closing of our emission control plant in Wissembourg, France. In the first quarter of 2008, we incurred $4 million restructuring and restructuring-related costs of which $3 million was recorded in cost of sales and $1 million in selling, general and administrative expense. Since Project Genesis was initiated, we have incurred costs of $159 million through March 31, 2008. We estimate that our current annual savings rate for completed projects is approximately $102 million. When all actions are complete, we expect an additional $6 million of annual savings.

     Under the terms of our amended and restated senior credit agreement that took effect on March 16, 2007, we are allowed to exclude $80 million of cash charges and expenses, before taxes, related to cost reduction initiatives excluding any charge for asset impairments incurred after March 16, 2007 from the calculation of the financial covenant ratios required under our senior credit facility. As of March 31, 2008, we have excluded $27 million in allowable charges relating to restructuring initiatives against the $80 million available under the terms of the March 2007 amended and restated senior credit facility.

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

EARNINGS PER SHARE

     We reported net income of $6 million or $0.13 per diluted common share for the first quarter of 2008, as compared to net income of $5 million or $0.11 per diluted common share for the first quarter of 2007. Included in the results for the first quarter of 2008 were negative impacts from expenses related to our restructuring activities and tax adjustments. The net impact of these items decreased earnings per diluted share by $0.07. Included in the results for the first quarter of 2007 were negative impacts from expenses related to our restructuring activities and charges relating to refinancing activities. The net impact of these items decreased earnings per diluted share by $0.09. Please read the Notes to the condensed consolidated financial statements for more detailed information on earnings per share.

CASH FLOWS

                                                                      THREE MONTHS
                                                                    ENDED MARCH 31,
                                                                    ---------------
                                                                    2008       2007
                                                                    ----       ----
                                                                       (MILLIONS)
Cash provided (used) by:
  Operating activities............................................  $(67)      $(93)
  Investing activities............................................   (67)       (45)
  Financing activities............................................    87         69


Operating Activities

     For the three months ended March 31, 2008, operating activities used $67 million in cash compared to $93 million in cash used during the same period last year. Cash used for working capital was $139 million for both three month periods ended March 31, 2008 and 2007. Receivables were a use of cash of $87 million compared to a cash use of $201 million in the prior year. Inventory represented a cash outflow of $43 million during the three months ended March 31, 2008, an improvement of $31 million over the prior year. The year-over-year improvement in the use of cash for both accounts receivable and inventory was primarily a result of working capital requirements for our new platform launches in North America for 2007. Accounts payable provided cash of $16 million, a decrease from last year's cash inflow of $150 million. This decrease also primarily resulted from the working capital need for our new platform launches in North America for 2007. Cash taxes were $12 million for the three months ended March 31, 2008, compared to $8 million in the prior year.

     One of our European subsidiaries receives payment from one of its OE customers whereby the accounts receivable are satisfied through the delivery of negotiable financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets as they do not meet our definition of cash equivalents. The amount of these financial instruments that was collected before their maturity date totaled $5 million as of March 31, 2008, compared with $27 million at the same date in 2007. No negotiable financial instruments were held by our European subsidiary as of March 31, 2008 or March 31, 2007.

     In certain instances several of our Chinese subsidiaries receive payment from OE customers and satisfy vendor payments through the receipt and delivery of negotiable financial instruments. Financial instruments used to satisfy vendor payables and not redeemed totaled $18 million and $11 million at March 31, 2008 and 2007, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled

$15 million and $5 million at March 31, 2008 and 2007, respectively, and were classified as other current assets. One of our Chinese subsidiaries that issues its own negotiable financial instruments to pay its vendors is required to maintain a cash balance at a financial institution that guarantees those financial instruments. No financial instruments were outstanding at that Chinese subsidiary as of March 31, 2008. As of March 31, 2007 the required cash balance was approximately $1 million and was classified as cash and cash equivalents.

     The negotiable financial instruments received by one of our European subsidiaries and some of our Chinese subsidiaries are checks drawn by our OE customers and guaranteed by their banks that are payable at a future date. The use of these instruments for payment follows local commercial practice. Because negotiable financial instruments are financial obligations of our customers and are guaranteed by our customers' banks, we believe they represent a lower financial risk than the outstanding accounts receivable that they satisfy which are not guaranteed by a bank.

Investing Activities

     Cash used for investing activities was $22 million higher in the first quarter of 2008 compared to the same period a year ago. Cash payments for plant, property and equipment were $63 million in the first quarter of 2008 versus payments of $39 million in the first quarter of 2007. The increase of $24 million in cash payments for plant, property and equipment was to support new business that has been awarded for 2010 and 2011. Cash payments for software-related intangible assets were $5 million in the first three months of 2008 compared to $7 million in the first three months of 2007.

Financing Activities

     Cash flow from financing activities was an $87 million inflow in the first quarter of 2008 compared to an inflow of $69 million in the same period of 2007. The primary reason for the change is attributable to an increase in borrowings year-over-year.

OUTLOOK

     We expect little change in general industry conditions for the remainder of the year. In North America, uncertainty about the economic outlook for 2008 has increased. That uncertainty in the auto sector has been compounded by labor contract disputes. We believe that at some point these strikes will be resolved, however we do not expect to see an overall improvement in market conditions in North America this year. However, we believe that our strong performance in Asia, South America and Europe will continue to help offset the weakness in North America. In addition, we will continue to focus globally on increasing productivity through Six Sigma, Lean manufacturing, restructuring activities and cost improvements, including tight control of discretionary spending and deferrals of advertising and promotional campaigns in the aftermarket.

     Current second quarter industry projections are that North American OE production levels will be down year-over-year, however, we anticipate a mix improvement on the platforms we produce as current labor issues within the industry are resolved. European production levels are estimated to remain relatively stable in the second quarter, while South America and Asia markets should continue to grow. Soft market conditions are expected to continue in the global aftermarket.

     For the second half of the year, industry projections continue to show North American production volumes to be down compared to last year however, in Asia, Europe and South America industry projections show production volumes to be up year-over-year.

CRITICAL ACCOUNTING POLICIES

     We prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Preparing our condensed consolidated financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The following paragraphs include a discussion of some critical areas where estimates are required.

Revenue Recognition

     We recognize revenue for sales to our original equipment and aftermarket customers when title and risk of loss passes to the customers under the terms of our arrangements with those customers, which is usually at the time of shipment from our plants or distribution centers. In connection with the sale of exhaust systems to certain original equipment manufacturers, we purchase catalytic converters and diesel particulate filters or components thereof including precious metals ("substrates") on behalf of our customers which are used in the assembled system. These substrates are included in our inventory and "passed through" to the customer at our cost, plus a small margin, since we take title to the inventory and are responsible for both the delivery and quality of the finished product. Revenues recognized for substrate sales were $421 million, and $343 million for the first three months of 2008 and 2007, respectively. For our aftermarket customers, we provide for promotional incentives and returns at the time of sale. Estimates are based upon the terms of the incentives and historical experience with returns. Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis. Shipping and handling costs billed to customers are included in revenues and the related costs are included in cost of sales in our Statements of Income (Loss).

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

Pre-production Design and Development and Tooling Assets

     We expense pre-production design and development costs as incurred unless we have a contractual guarantee for reimbursement from the original equipment customer. We had long-term receivables of $18 million and $20 million on the balance sheet at March 31, 2008 and December 31, 2007, respectively, for guaranteed pre-production design and development reimbursement arrangements with our customers. In addition, plant, property and equipment includes $60 million and $62 million at March 31, 2008 and December 31, 2007, respectively, for original equipment tools and dies that we own. Prepayments and other includes $44 million and $33 million at March 31, 2008 and December 31, 2007, respectively, for in-process tools and dies that we are building for our original equipment customers.

Income Taxes

     We have a U.S. Federal tax net operating loss carryforward ("NOL") at December 31, 2007, of $518 million, which will expire in varying amounts from 2020 to 2027. The federal tax effect of that NOL is recorded as a deferred tax asset on our balance sheet for $181 million at December 31, 2007. In the quarter ended March 31, 2008, we recorded an additional $8 million in deferred tax assets. We also have state NOL carryforwards at December 31, 2007 of $767 million, which will expire in various years through 2027. The tax effect of the state NOL, net of a valuation allowance, is recorded as a deferred tax asset on our balance sheet for $40 million at December 31, 2007 and $38 million at March 31, 2008. We estimate, based on available evidence both positive and negative, that it is more likely than not that we will utilize these NOLs within the prescribed carryforward period. That estimate is based upon our expectations regarding future taxable income of our U.S. operations and the implementation of available tax planning strategies that accelerate usage of the NOL. Circumstances that could change that estimate include future U.S. earnings at lower than expected levels or a majority ownership change as defined in the rules of the U.S. tax law. If that estimate changed, we would be required to cease recognizing an income tax benefit for any new NOL and could be required to record a reserve for some or all of the asset currently recorded on our balance sheet.

Stock-Based Compensation

     Effective January 1, 2006, we began accounting for our stock-based compensation plans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment," which requires a fair value method of accounting for compensation costs related to our stock-based compensation plans. Under the fair value method recognition provision of the statement, a share-based payment is measured at the grant date based upon the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards requires judgment in estimating employee and market behavior. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted. As of March 31, 2008, there is approximately $4 million, net of tax, of total unrecognized compensation costs related to these stock-based awards that is expected to be recognized over a weighted average period of
1.5 years as compared to $5 million, net of tax, and a weighted average period of 1.6 years as of March 31, 2007.

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

     Our approach to establishing the discount rate assumption for both our domestic and foreign plans starts with high-quality investment-grade bonds adjusted for an incremental yield based on actual historical performance. This incremental yield adjustment is the result of selecting securities whose yields are higher than the "normal" bonds that comprise the index. Based on this approach, for 2008 we left the weighted average discount rate for all of our pension plans unchanged at 5.9 percent. The discount rate for postretirement benefits was also left unchanged at 6.2 percent for 2008.

     Our approach to determining expected return on plan asset assumptions evaluates both historical returns as well as estimates of future returns, and is adjusted for any expected changes in the long-term outlook for the equity and fixed income markets. As a result, our estimate of the weighted average long-term rate of return on plan assets for all of our pension plans was left unchanged at 8.2 percent for 2008.

     Except in the U.K., our pension plans generally do not require employee contributions. Our policy is to fund our pension plans in accordance with applicable U.S. and foreign government regulations and to make additional payments as funds are available to achieve full funding of the accumulated benefit obligation. At March 31, 2008, all legal funding requirements had been met. Other postretirement benefit obligations, such as retiree medical, and certain foreign pension plans are not funded.

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

CHANGES IN ACCOUNTING PRONOUNCEMENTS

     In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about an entity's derivative and hedging activities including how and why an entity uses derivative instruments, how an entity accounts for derivatives and hedges and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are evaluating SFAS No. 161 to determine the effect on our financial statement disclosures.

     In February 2008, the FASB issued FASB Staff Position (FSP) 140-3, "Accounting for Transfers of Financial Assets and Repurchase Financing Transactions". FSP 140-3 provides guidance on accounting for a transfer of a financial asset and a repurchase financing which is a repurchase agreement that relates to a previously transferred financial asset between the same counterparties that is entered into contemporaneously with, or in contemplation of, the initial transfer. FSP 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We are evaluating FSP 140-3 to determine the effect on our financial statements and related disclosures.

     In February 2008, the FASB issued FSP 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13". FSP 157-1 provides a scope exception to SFAS No. 157 which does not apply under Statement 13 and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. FSP 157-1 is effective upon the initial adoption of SFAS No. 157. FSP 157-1 did not have a material impact to our condensed consolidated financial statements.

     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" (SFAS No. 141(R)). SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, contractual contingencies and any noncontrolling interest in the acquiree at the acquisition date at their fair values as of that date. SFAS No. 141(R) provides guidance on the accounting for acquisition-related costs, restructuring costs related to the acquisition and the measurement of goodwill and a bargain purchase. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after December 15, 2008. We do not expect the adoption of this statement to have a material impact to our condensed consolidated financial statements.

     In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 5." SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarified that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements, establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that does not result in deconsolidation and provides for expanded disclosure in the consolidated financial statements relating to the interests of the parent's owners and the interests of the noncontrolling owners of the subsidiary. SFAS No. 160 applies prospectively (except for the presentation and disclosure requirements) for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. The presentation and disclosure requirements will be applied retrospectively for all periods presented. We are evaluating this statement to determine the effect on our financial statements and related disclosures.

     In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulleting No. 110 (SAB 110). SAB 110 amends and replaces Question 6 of Section D.2 Topic 14, "Share-Based Payment." Question 6 of Topic 14:D.2 (as amended) expresses the views of the staff regarding the use of a "simplified" method in developing an estimate of the expected term of "plain vanilla" share options in accordance with SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123(R)). SAB 110 is effective January 1, 2008. The adoption of SAB 110 had no impact to our condensed consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement." This statement defines fair value, establishes a fair value hierarchy for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. FSP 157-2 issued in February 2008 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We have adopted the measurement and disclosure impact of SFAS No. 157 relating to our financial assets and financial liabilities which are measured on a recurring basis (at least annually) effective January 1, 2008. See Note 2 to the condensed consolidated financial statements of Tenneco Inc. and Consolidated Subsidiaries. We do not expect the adoption of the nonfinancial assets and nonfinancial liabilities portion of SFAS No. 157 to have a material impact to our condensed consolidated financial statements.

     In June 2007, the Emerging Issues Task Force (EITF) issued EITF 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF 06-11 provides the final consensus on the application of paragraphs 62 and 63 of SFAS No. 123(R) on the accounting for income tax benefits relating to the payment of dividends on equity-classified employee share-based payment awards that are charged to retained earnings. EITF 06-11 affirms that the realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in-capital. Additionally, EITF 06-11 provides guidance on the amount of tax benefits from dividends that are reclassified from additional paid-in-capital to the income statement when an entity's estimate of forfeitures changes. EITF 06-11 is effective prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The adoption of EITF 06-11, on January 1, 2008, did not have a material impact on our condensed consolidated financial statements.

     In June 2007, the EITF issued EITF 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities." EITF 07-3 requires the deferral and capitalization of nonrefundable advance payments for goods or services that an entity will use in research and development activities pursuant to an executory contractual agreement. Expenditures which are capitalized under EITF 07-3 should be expensed as the goods are delivered or the related services are performed. EITF 07-3 is effective prospectively for fiscal years beginning after December 15, 2007 and interim periods within those fiscal years. EITF 07-3 is applicable to new contracts entered into after the effective date of this Issue. The adoption of EITF 07-3 on January 1, 2008, did not have a material impact on our condensed consolidated financial statements.

     In April 2007, the FASB issued Interpretation No. 39-1, "Amendment of FASB Interpretation No. 39" (FIN 39-1). This amendment allows a reporting entity to offset fair value amounts recognized for derivative instruments with fair value amounts recognized for the right to reclaim or realize cash collateral. Additionally, this amendment requires disclosure of the accounting policy on the reporting entity's election to offset or not offset amounts for derivative instruments. FIN 39-1 is effective for fiscal years beginning after November 15, 2007. The adoption of FIN 39-1 did not have a material impact on our condensed consolidated financial statements.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This statement permits companies to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning on or after November 15, 2007. The adoption of SFAS 159 did not have a material effect on our condensed consolidated financial statements and related disclosures.

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

LIQUIDITY AND CAPITAL RESOURCES

CAPITALIZATION

                                                      MARCH 31,   DECEMBER 31,
                                                         2008         2007       % CHANGE
                                                      ---------   ------------   --------
                                                                   (MILLIONS)
Short-term debt and current maturities..............    $   44       $   46          4%
Long-term debt......................................     1,419        1,328          7
                                                        ------       ------
Total debt..........................................     1,463        1,374          6
                                                        ------       ------
Total minority interest.............................        34           31         10
Shareholders' equity................................       465          400         16
                                                        ------       ------
Total capitalization................................    $1,962       $1,805          9
                                                        ======       ======



     General. Short-term debt, which includes the current portion of long-term obligations and borrowings by foreign subsidiaries, was $44 million and $46 million as of March 31, 2008 and December 31, 2007, respectively. Borrowings under our revolving credit facilities, which are classified as long-term debt, were approximately $260 million and $169 million as of March 31, 2008 and December 31, 2007, respectively. The overall increase in debt resulted primarily from increased working capital levels.

     The year-to-date increase in shareholders' equity primarily resulted from $54 million of translation of foreign balances into U.S. dollars and net income of $6 million. While our book equity balance was small at March 31, 2008, it had no effect on our business operations. We have no debt covenants that are based upon our book equity, and there are no other agreements that are adversely impacted by our relatively low book equity.

     Overview. Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions. The arrangement is secured by substantially all our domestic assets and pledges of 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries.

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

     The ownership structure realignment is designed to more effectively align our domestic and foreign assets and revenues with expenses in the appropriate local currencies. Some of the desired results of the realignment will be to allow us to more rapidly use our U.S. net operating losses and reduce our cash tax payments. At present, the ownership structure realignment involves a new European holding company which will own some of our foreign entities. We may alter the components of the realignment from time to time. If market conditions permit in 2008, we may offer debt issued by the new European holding company. The proceeds of that debt would be used to repay any outstanding intercompany debt and, in turn, to fund the redemption of any remaining 10 1/4 percent senior secured notes. This realignment utilized part of our U.S. net operating tax losses. Consequently, we recorded a non-cash charge of $66 million in the fourth quarter of 2007.

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

     In March 2007 we refinanced our $831 million senior credit facility. This transaction reduced the interest rates we pay on all portions of the facility. While the total amount of the new senior credit facility is $830 million, approximately the same as the previous facility, we changed the components of the facility to enhance our financial flexibility. We increased the amount of commitments under our revolving loan facility from $320 million to $550 million, reduced the amount of commitments under our tranche B-1 letter of credit/revolving loan facility from $155 million to $130 million and replaced the $356 million term loan B with a $150 million term loan A. As of March 31, 2008, the senior credit facility consisted of a five-year, $150 million term loan A maturing in March 2012, a five-year, $550 million revolving credit facility maturing in March 2012, and a seven-year $130 million tranche B-1 letter of credit/revolving loan facility maturing in March 2014.

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

     Senior Credit Facility -- Interest Rates and Fees. As of March 31, 2008 borrowings under the term loan A facility and the tranche B-1 letter of credit/revolving loan facility bore interest at an annual rate equal to, at our option, either (i) the London Interbank Offering Rate plus a margin of 150 basis points; or (ii) a rate consisting of the greater of the JP Morgan Chase prime rate or the Federal Funds rate plus 50 basis points, plus a margin of 50 basis points. The interest margin for borrowings under the term loan A are subject to adjustment based on the consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA as defined in the senior credit facility agreement). The margin we pay on the term loan A and the tranche B-1 facility is reduced by 25 basis points following each fiscal quarter for which the consolidated net leverage ratio is less than 2.5 beginning in March 2007, and would increase by 25 basis points following each fiscal quarter for which the consolidated net leverage ratio exceeds 3.5. There is no cost to us for issuing letters of credit under the tranche B-1 letter of credit/revolving loan facility, however outstanding letters of credit reduce our availability to borrow revolving loans under this portion of the facility. If a letter of credit issued under this facility is subsequently paid and we do not reimburse the amount paid in full, then a ratable portion of each lender's deposit would be used to fund the letter of credit. We pay the tranche B-1 lenders a fee which is equal to LIBOR plus 150 basis points. This fee is offset by the return on the funds deposited with the administrative agent which earn interest at a per annum rate approximately equal to LIBOR. Outstanding revolving loans reduce the funds on deposit with the administrative agent which in turn reduce the earnings of those deposits and effectively increases our interest expense at a per annum rate equal to LIBOR.

     As of March 31, 2008 borrowings under the revolving credit facility bore interest at an annual rate equal to, at our option, either (i) the London Interbank Offering Rate plus a margin of 150 basis points; or (ii) a rate consisting of the greater of the JP Morgan Chase prime rate or the Federal Funds rate plus 50 basis points, plus a margin of 50 basis points. Letters of credit issued under the revolving credit facility accrue a letter of credit fee at a per annum rate of 150 basis points for the pro rata account of the lenders under such facility and a fronting fee for the ratable account of the issuers thereof at a per annum rate in an amount to be agreed upon payable quarterly in arrears. We also pay a commitment fee of 35 basis points on the unused portion of the revolving credit facility. The interest margins for borrowings and letters of credit issued under the revolving credit facility are subject to adjustment based on the consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA as defined in the senior credit facility agreement) measured at the end of each quarter. The margin we pay on the revolving credit facility is reduced by 25 basis points and the commitment fee we pay on the revolving credit facility is reduced by 5 basis points following each fiscal quarter for which the consolidated net leverage ratio is less than
2.5 beginning in March 2007. The margin and the commitment fee would increase by 25 basis points and 2.5 basis points, respectively, following each fiscal quarter for which the consolidated net leverage ratio exceeds 3.5.

     Senior Credit Facility -- Other Terms and Conditions. As described above, we are highly leveraged. Our refinanced senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA, as defined in the senior credit facility agreement), and consolidated interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined under the senior credit facility agreement) at the end of each period indicated. Failure to maintain these ratios will result in a default under our senior credit facility. The financial ratios required under the amended and restated senior credit facility and, the actual ratios we achieved for the first quarter of 2008, are shown in the following tables:

                                                                QUARTER ENDED
                                            -----------------------------------------------------
                                             MARCH 31,    JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                2008        2008          2008           2008
                                            -----------   --------   -------------   ------------
                                            REQ.   ACT.     REQ.          REQ.           REQ.
                                            ----   ----   --------   -------------   ------------
Leverage Ratio (maximum)..................  4.00   2.79     4.00          4.00           4.00
Interest Coverage Ratio (minimum).........  2.10   4.06     2.10          2.10           2.10



                                                           2009   2010   2011   2012
                                                           REQ.   REQ.   REQ.   REQ.
                                                           ----   ----   ----   ----
Leverage Ratio (maximum).................................  3.75   3.50   3.50   3.50
Interest Coverage Ratio (minimum)........................  2.25   2.40   2.55   2.75


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

     The refinanced senior credit facility agreement also contains restrictions on our operations that are customary for similar facilities, including limitations on: (i) incurring additional liens; (ii) sale and leaseback transactions (except for the permitted transactions as described in the amended and restated agreement); (iii) liquidations and dissolutions; (iv) incurring additional indebtedness or guarantees; (v) investments and acquisitions; (vi) dividends and share repurchases; (vii) mergers and consolidations; and (viii) refinancing of subordinated and 10.25 percent senior secured notes. Compliance with these requirements and restrictions is a condition for any incremental borrowings under the senior credit facility agreement and failure to meet these requirements enables the lenders to require repayment of any outstanding loans. As of March 31, 2008, we were in compliance with all the financial covenants and operational restrictions of the facility.

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

     Our senior secured, senior and subordinated notes require that, as a condition precedent to incurring certain types of indebtedness not otherwise permitted, our consolidated fixed charge coverage ratio, as calculated on a proforma basis, be greater than 2.00. We have not incurred any of the types of indebtedness not otherwise permitted by the indentures. The indentures also contain restrictions on our operations, including limitations on: (i) incurring additional indebtedness or liens; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; (v) asset sales and (vi) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. In addition, the senior secured notes and related guarantees are secured by second priority liens, subject to specified exceptions, on all of our and our subsidiary guarantors' assets that secure obligations under our senior credit facility, except that only a portion of the capital stock of our subsidiary guarantor's domestic subsidiaries is provided as collateral and no assets or capital stock of our direct or indirect foreign subsidiaries secure the notes or guarantees. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. The senior subordinated notes rank junior in right of payment to our senior credit facility and any future senior debt incurred. As of March 31, 2008, we were in compliance with the covenants and restrictions of these indentures.

     Accounts Receivable Securitization. In addition to our senior credit facility, senior secured notes, senior notes and senior subordinated notes, we also sell some of our accounts receivable on a nonrecourse basis in North America and Europe. In North America, we have an accounts receivable securitization program with two commercial banks. We sell original equipment and aftermarket receivables on a daily basis under this program. We sold accounts receivable under this program of $99 million and $94 million as of March 31, 2008 and 2007, respectively. This program is subject to cancellation prior to its maturity date if we (i) fail to pay interest or principal payments on an amount of indebtedness exceeding $50 million, (ii) default on the financial covenant ratios under the senior credit facility, or (iii) fail to maintain certain financial ratios in connection with the accounts receivable securitization program. In January 2008, this program was renewed for 364 days to January 26, 2009 at a facility size of $120 million. We also sell some receivables in our European operations to regional banks in Europe. At March 31, 2008, we sold $72 million of accounts receivable in Europe up from $51 million at March 31, 2007. The arrangements to sell receivables in Europe are not committed and can be cancelled at any time. If we were not able to sell receivables under either the North American or European securitization programs, our borrowings under our revolving credit agreements may increase. These accounts receivable securitization programs provide us with access to cash at costs that are generally favorable to alternative sources of financing, and allow us to reduce borrowings under our revolving credit agreements.

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

     In managing our foreign currency exposures, we identify and aggregate existing offsetting positions and then hedge residual exposures through third-party derivative contracts. The following table summarizes by major currency the notional amounts, weighted-average settlement rates, and fair value for foreign currency forward purchase and sale contracts as of March 31, 2008. The fair value of our foreign currency forward contracts is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. All contracts in the following table mature in 2008.

                                                                     MARCH 31, 2008
                                                 ------------------------------------------------------
                                                   NOTIONAL AMOUNT     WEIGHTED AVERAGE   FAIR VALUE IN
                                                 IN FOREIGN CURRENCY   SETTLEMENT RATES    U.S. DOLLARS
                                                 -------------------   ----------------   -------------
                                                           (MILLIONS EXCEPT SETTLEMENT RATES)
Australian dollars................  --Purchase             13                0.914            $  12
                                    --Sell                 (4)               0.914               (4)
British pounds....................  --Purchase             63                1.985              125
                                    --Sell                (58)               1.985             (115)
European euro.....................  --Purchase             --                   --               --
                                    --Sell               (100)               1.579             (158)
South African rand................  --Purchase            383                0.123               47
                                    --Sell                (81)               0.123              (10)
U.S. dollars......................  --Purchase            132                1.000              132
                                    --Sell                (43)               1.002              (43)
Other.............................  --Purchase            414                0.010                4
                                    --Sell                 --                   --               --
                                                                                              -----
                                                                                              $ (10)
                                                                                              =====



INTEREST RATE RISK

     Our financial instruments that are sensitive to market risk for changes in interest rates are primarily our debt securities and our interest rate swaps. We use our revolving credit facilities to finance our short-term and long-term capital requirements. We pay a current market rate of interest on these borrowings. Our long-term capital requirements have been financed with long-term debt with original maturity dates ranging from five to ten years. On March 31, 2008, we had $1,009 million in long-term debt obligations that have fixed interest rates. Of that amount, $245 million is fixed through July 2013, $500 million is fixed through November 2014, $250 million is fixed through November 2015, and the remainder is fixed from 2012 through 2025. Of the $245 million, $150 million has been swapped to floating and we also have $410 million in long-term debt obligations outstanding under our senior secured credit facility that are subject to variable interest rates. See Note 3 to the condensed consolidated financial statements of Tenneco Inc. and Consolidated Subsidiaries.

     We estimate that the fair value of our long-term debt at March 31, 2008 was about 97 percent of its book value. A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $3 million after tax, excluding the effect of the interest rate swaps we completed in April 2004.

     The fair value of our interest rate swap agreements is $4 million. The fair value is based on an internally developed model which incorporates observable inputs including LIBOR yield curves, the credit standing of the counterparties, nonperformance risk for similar cancelable forward option contracts, and discounted future expected cash flows utilizing market interest rates based on instruments with similar credit quality and maturities. A one percentage point increase or decrease in interest rates on the swaps we completed in April 2004 would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by approximately $1 million after tax, excluding the effect on interest expense of marking the swaps to market.

ENVIRONMENTAL AND OTHER MATTERS

     We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense costs related to an existing condition caused by past operations that do not contribute to current or future revenue generation. We record liabilities when environmental assessments indicate that remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology, and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors. We consider all available evidence including prior experience in remediation of contaminated sites, other companies' cleanup experiences and data released by the United States Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new information. Where future cash flows are fixed or reliably determinable, we have discounted the liabilities. All other environmental liabilities are recorded at their undiscounted amounts. We evaluate recoveries separately from the liability and, when they are assured, recoveries are recorded and reported separately from the associated liability in our consolidated financial statements.

     As of March 31, 2008, we are designated as a potentially responsible party in one Superfund site. Including the Superfund site, we may have the obligation to remediate current or former facilities, and we estimate our share of environmental remediation costs at these facilities to be approximately $11 million. For the Superfund site and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund site, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund site, and of other liable parties at our current and former facilities, has been considered, where appropriate, in our determination of our estimated liability. We believe that any potential costs associated with our current status as a potentially responsible party in the Superfund site, or as a liable party at our current or former facilities, will not be material to our results of operations or consolidated financial position.

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

     In addition, we are subject to a number of lawsuits initiated by a significant number of claimants alleging health problems as a result of exposure to asbestos. A small percentage of claims have been asserted by railroad workers alleging exposure to asbestos products in railroad cars manufactured by The Pullman Company, one of our subsidiaries. Nearly all of the claims are related to alleged exposure to asbestos in our automotive emission control products. Only a small percentage of these claimants allege that they were automobile mechanics and a significant number appear to involve workers in other industries or otherwise do not include sufficient information to determine whether there is any basis for a claim against us. We believe, based on scientific and other evidence, it is unlikely that mechanics were exposed to asbestos by our former muffler products and that, in any event, they would not be at increased risk of asbestos-related disease based on their work with these products. Further, many of these cases involve numerous defendants, with the number of each in some cases exceeding 200 defendants from a variety of industries. Additionally, the plaintiffs either do not specify any, or specify the jurisdictional minimum, dollar amount for damages. As major asbestos manufacturers continue to go out of business or file for bankruptcy, we may experience an increased number of these claims. We vigorously defend ourselves against these claims as part of our ordinary course of business. In future periods, we could be subject to cash costs or non-cash charges to earnings if any of these matters is resolved unfavorably to us. To date, with respect to claims that have proceeded sufficiently through the judicial process, we have regularly achieved favorable resolution. During the first quarter of 2008, we were dismissed from over 600 of such cases. Accordingly, we presently believe that these asbestos-related claims will not have a material adverse impact on our future financial condition or results of operations.

EMPLOYEE STOCK OWNERSHIP PLANS

     We have established Employee Stock Ownership Plans for the benefit of our employees. Under the plans, subject to limitations in the Internal Revenue Code, participants may elect to defer up to 75 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We currently match in cash 50 percent of each employee's contribution up to eight percent of the employee's salary. In connection with freezing the defined benefit pension plans for nearly all U.S. based salaried and hourly employees effective December 31, 2006, and the related replacement of those defined benefit plans with defined contribution plans, we are making additional contributions to the Employee Stock Ownership Plans. We recorded expense for these matching contributions of approximately $4 million for the three months ended March 31, 2008 as compared to $3 million for the three months ended March 31, 2007. Matching contributions vest immediately. Defined benefit replacement contributions fully vest on the employee's third anniversary of employment.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For information regarding our exposure to interest rate risk and foreign currency exchange risk, see the caption entitled "Derivative Financial Instruments" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated herein by reference.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. As of December 31, 2007, we reported a material weakness in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) based upon our evaluation pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. We have taken actions to address the identified weaknesses, but due to the nature of the material weakness, remediation will not be completed until the annual tax processes are performed during the 2008 year end close. Consequently, our March 31, 2008 evaluation concluded that our disclosure controls and procedures were not effective for the reasons more fully described below related to the unremediated material weakness. To address this control weakness, we performed additional analysis and performed other procedures in order to prepare the unaudited quarterly condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Accordingly, we believe that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

INTERNAL CONTROLS SURROUNDING THE ACCOUNTING FOR INCOME TAXES

     A material weakness is a deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management identified a material weakness in our internal control over financial reporting as of December 31, 2007, related to our accounting for income taxes. We believe additional controls are needed related to the oversight and review of tax coordination, documentation and reporting. We also believe we did not maintain effective controls over the monitoring of specific balance sheet accounts relating to obligations under a tax sharing agreement with a former subsidiary, the foreign currency valuation of foreign affiliate transactions which are subject to changes in exchange rates, and the accuracy and completeness of the tax components of a foreign affiliate.

     This control deficiency resulted in audit adjustments to the tax accounts for our financial statements as of December 31, 2007, as our internal controls did not operate effectively to detect errors that were or could have been, individually or in the aggregate, material.

REMEDIATION PLAN FOR MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     To address the material weakness in accounting for income taxes, we will undertake the following actions during 2008:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     Except as described above, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

ITEM 1A.  RISK FACTORS

     We are exposed to certain risks and uncertainties that could have a material adverse impact on our business, financial condition and operating results. There have been no material changes to the Risk Factors described in
Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     (a) None.

     (b) Not applicable.

     (c) Purchase of equity securities by the issuer and affiliated purchasers. The following table provides information relating to our purchase of shares of our common stock in the first quarter of 2008. All of these purchases reflect shares withheld upon vesting of restricted stock, to satisfy statutory minimum tax withholding obligations.

                                                       TOTAL NUMBER OF     AVERAGE
PERIOD                                                SHARES PURCHASED   PRICE PAID
------                                                ----------------   ----------
January 2008........................................       62,668          $22.93
February 2008.......................................           --              --
March 2008..........................................        1,515           25.02
                                                           ------
  Total.............................................       64,183          $23.06


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

                                        TENNECO INC.

                                        By:     /s/ KENNETH R. TRAMMELL
                                            ------------------------------------
                                                     Kenneth R. Trammell
                                             Executive Vice President and Chief
                                                      Financial Officer

Dated: May 12, 2008

                                INDEX TO EXHIBITS
                                       TO
                          QUARTERLY REPORT ON FORM 10-Q
                        FOR QUARTER ENDED MARCH 31, 2008

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


--------

*    Filed herewith.