Form 10-Q
period 2008-06-30
TENNECO INC
filed 2008-08-08
CIK 1024725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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
  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, par value $0.01 per share: 46,648,024 shares outstanding as of July 31, 2008.

Page

Part I — Financial Information
Item 1. Financial Statements (Unaudited)	4
Tenneco Inc. and Consolidated Subsidiaries —
Report of Independent Registered Public Accounting Firm	4
Condensed Consolidated Statements of Income	5
Condensed Consolidated Balance Sheets	6
Condensed Consolidated Statements of Cash Flows	7
Condensed Consolidated Statements of Changes in Shareholders’ Equity	8
Condensed Consolidated Statements of Comprehensive Income	9
Notes to Condensed Consolidated Financial Statements	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3. Quantitative and Qualitative Disclosures About Market Risk	63
Item 4. Controls and Procedures	64
Part II — Other Information
Item 1. Legal Proceedings	*
Item 1A. Risk Factors	66
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	66
Item 3. Defaults Upon Senior Securities	*
Item 4. Submission of Matters to a Vote of Security Holders	66
Item 5. Other Information	*
Item 6. Exhibits	68
Exhibit 12
Exhibit 15
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

*	No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR”
PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, our prospects and business strategies. These forward-looking statements are included in various sections of this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Part I, Item 2. The words “may,” “will,” “believe,” “should,” “could,” “plans,” “expect,” “anticipated,” “estimates,” and similar expressions (and variations thereof), identify these forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, these expectations may not prove to be correct. Because these forward-looking statements are also subject to risks and uncertainties, actual results may differ materially from the expectations expressed in the forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include:

•	changes in consumer demand, prices and our ability to have our products included on top selling vehicles, such as the recent significant shift in consumer preferences from light trucks and SUVs to other vehicles in light of higher fuel costs (because the percentage of our North American OE revenues related to light trucks and SUVs is greater than the percentage of the total North American light vehicle build rate represented by light trucks and SUVs, our North American OE business is sensitive to this change in consumer preferences), and other factors impacting the cyclicality of automotive production and sales of automobiles which include our products, and the potential negative impact on our revenues and margins from such products;

•	changes in automotive manufacturers’ production rates and their actual and forecasted requirements for our products;

•	the overall highly competitive nature of the automotive parts industry, and our resultant inability to realize the sales represented by our awarded book of business (which is based on anticipated pricing for the applicable program over its life, and is subject to increases or decreases due to changes in customer requirements, customer and consumer preferences, and the number of vehicles actually produced by customers);

•	the loss of any of our large original equipment manufacturer (“OEM”) customers (on whom we depend for a substantial portion of our revenues), or the loss of market shares by these customers if we are unable to achieve increased sales to other OEMs;

•	general economic, business and market conditions, including without limitation the financial difficulties facing a number of companies in the automotive industry and the potential impact thereof on labor unrest, supply chain disruptions, weakness in demand and the collectibility of any accounts receivable due us from such companies;

•	labor disruptions at our facilities or any labor or other economic disruptions at any of our significant customers or suppliers or any of our customers’ other suppliers (such as the recent strike at American Axle, which disrupted our supply of products for significant General Motors platforms);

•	increases in the costs of raw materials, including our ability to successfully reduce the impact of any such cost increases through materials substitutions, cost reduction initiatives, low cost country sourcing, and price recovery efforts with aftermarket and OE customers;

•	the cyclical nature of the global vehicle industry, including the performance of the global aftermarket sector and the longer product lives of automobile parts;

•	our continued success in cost reduction and cash management programs and our ability to execute restructuring and other cost reduction plans and to realize anticipated benefits from these plans;

•	costs related to product warranties;

•	the impact of consolidation among automotive parts suppliers and customers on our ability to compete;

•	operating hazards associated with our business;

•	changes in distribution channels or competitive conditions in the markets and countries where we operate, including the impact of changes in distribution channels for aftermarket products on our ability to increase or maintain aftermarket sales;

•	the negative impact of higher fuel prices on discretionary purchases of aftermarket products by consumers;

•	the cost and outcome of existing and any future legal proceedings;

•	economic, exchange rate and political conditions in the foreign countries where we operate or sell our products;

•	customer acceptance of new products;

•	new technologies that reduce the demand for certain of our products or otherwise render them obsolete;

•	our ability to realize our business strategy of improving operating performance;

•	capital availability or costs, including changes in interest rates, market perceptions of the industries in which we operate or ratings of securities;

•	our inability to successfully integrate any acquisitions that we complete;

•	changes by the Financial Accounting Standards Board or the Securities and Exchange Commission of authoritative generally accepted accounting principles or policies;

•	potential legislation, regulatory changes and other governmental actions, including the ability to receive regulatory approvals and the timing of such approvals;

•	the impact of changes in and compliance with laws and regulations, including environmental laws and regulations, and environmental liabilities in excess of the amount reserved;

•	acts of war and/or terrorism, including, but not limited to, the events taking place in the Middle East, the current military action in Iraq and Afghanistan, the current situation in North Korea and the continuing war on terrorism, as well as actions taken or to be taken by the United States and other governments as a result of further acts or threats of terrorism, and the impact of these acts on economic, financial and social conditions in the countries where we operate; and

•	the timing and occurrence (or non-occurrence) of other transactions, events and circumstances which may be beyond our control.

The risks included here are not exhaustive. Refer to “Part I, Item 1A — Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2007, for further discussion regarding our exposure to risks. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor to assess the impact such risk factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

PART I.

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Tenneco Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Tenneco Inc. and consolidated subsidiaries (the “Company”) as of June 30, 2008, and the related condensed consolidated statements of income, cash flows, comprehensive income for the three-month and six-month periods ended June 30, 2008 and 2007, and of changes in shareholders’ equity for the six-month periods ended June 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Tenneco Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of income (loss), cash flows, changes in shareholders’ equity, and comprehensive income (loss) for the year then ended (not presented herein); and in our report dated February 29, 2008, we expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of the measurement date provisions of Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R), as of January 1, 2007. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Chicago, Illinois
August 7, 2008

TENNECO INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(Millions Except Share and Per Share Amounts)

Revenues
Net sales and operating revenues	$1,651	$1,663	$3,211	$3,063

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	1,383	1,377	2,709	2,556
Engineering, research, and development	34	29	70	56
Selling, general, and administrative	102	104	207	199
Depreciation and amortization of other intangibles	57	50	112	98

	1,576	1,560	3,098	2,909

Other income (expense)
Loss on sale of receivables	(2)	(3)	(4)	(5)
Other income	2	3	5	3

	—	—	1	(2)

Income before interest expense, income taxes, and minority interest	75	103	114	152
Interest expense (net of interest capitalized of $1 million and $1 million for the three months ended June 30, 2008 and 2007, respectively, and $3 million and $2 million for the six months ended June 30, 2008 and 2007, respectively)	33	40	58	80
Income tax expense	27	20	32	22
Minority interest	2	2	5	4

Net income	$13	$41	$19	$46

Earnings per share
Weighted average shares of common stock outstanding —
Basic	46,404,077	45,828,992	46,320,774	45,609,875
Diluted	47,729,214	47,680,883	47,719,218	47,415,922
Basic earnings per share of common stock	$0.26	$0.89	$0.40	$1.00
Diluted earnings per share of common stock	$0.26	$0.85	$0.39	$0.96

The accompanying notes to financial statements are an integral part of these statements of income.

TENNECO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2008	2007
	(Millions)

ASSETS
Current assets:
Cash and cash equivalents	$164	$188
Receivables —
Customer notes and accounts, net	907	732
Other	17	25
Inventories —
Finished goods	247	212
Work in process	198	175
Raw materials	128	111
Materials and supplies	48	41
Deferred income taxes	47	36
Prepayments and other	167	121

	1,923	1,641

Other assets:
Long-term notes receivable, net	13	19
Goodwill	209	208
Intangibles, net	27	26
Deferred income taxes	336	370
Other	140	141

	725	764

Plant, property, and equipment, at cost	3,181	2,978
Less — Accumulated depreciation and amortization	(1,937)	(1,793)

	1,244	1,185

	$3,892	$3,590

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)	$46	$46
Trade payables	1,074	987
Accrued taxes	50	41
Accrued interest	21	22
Accrued liabilities	245	213
Other	39	49

	1,475	1,358

Long-term debt	1,446	1,328

Deferred income taxes	78	114

Postretirement benefits	285	288

Deferred credits and other liabilities	85	71

Commitments and contingencies
Minority interest	33	31

Shareholders’ equity:
Common stock	—	—
Premium on common stock and other capital surplus	2,805	2,800
Accumulated other comprehensive loss	(7)	(73)
Retained earnings (accumulated deficit)	(2,068)	(2,087)

	730	640
Less — Shares held as treasury stock, at cost	240	240

	490	400

	$3,892	$3,590

The accompanying notes to financial statements are an integral part of these balance sheets.

TENNECO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(Millions)

Operating Activities
Net income	$13	$41	$19	$46
Adjustments to reconcile net income to cash provided (used) by operating activities —
Depreciation and amortization of other intangibles	57	50	112	98
Deferred income taxes	(13)	(10)	(18)	(13)
Stock-based compensation	2	2	5	4
Loss on sale of assets	3	1	5	3
Changes in components of working capital —
(Increase) decrease in receivables	(61)	(111)	(148)	(312)
(Increase) decrease in inventories	(4)	3	(47)	(71)
(Increase) decrease in prepayments and other current assets	(22)	(13)	(40)	(24)
Increase (decrease) in payables	29	91	45	241
Increase (decrease) in accrued taxes	26	—	25	(4)
Increase (decrease) in accrued interest	(10)	2	(1)	(3)
Increase (decrease) in other current liabilities	26	13	11	19
Other	15	(2)	26	(10)

Net cash provided (used) by operating activities	61	67	(6)	(26)

Investing Activities
Proceeds from the sale of assets	1	1	2	1
Cash payments for plant, property, and equipment	(64)	(36)	(127)	(75)
Acquisition of business	(19)	—	(19)	—
Cash payments for software related intangible assets	(3)	(4)	(8)	(11)
Investments and other	—	1	—	2

Net cash used by investing activities	(85)	(38)	(152)	(83)

Financing Activities
Issuance of common shares	—	2	1	4
Issuance of long-term debt	—	—	—	150
Debt issuance cost of long-term debt	—	—	—	(6)
Retirement of long-term debt	—	(2)	(3)	(359)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	30	(7)	121	273
Distributions to minority interest partners	(2)	—	(4)	(1)
Other	—	(1)	—	—

Net cash provided (used) by financing activities	28	(8)	115	61

Effect of foreign exchange rate changes on cash and cash equivalents	(1)	11	19	14

Increase (decrease) in cash and cash equivalents	3	32	(24)	(34)
Cash and cash equivalents, April 1 and January 1, respectively	161	136	188	202

Cash and cash equivalents, June 30 (Note)	$164	$168	$164	$168

Supplemental Cash Flow Information
Cash paid during the period for interest	$39	$35	$61	$77
Cash paid during the period for income taxes (net of refunds)	$12	$20	$24	$28
Non-cash Investing and Financing Activities
Period ended balance of payable for plant, property, and equipment	$22	$15	$22	$15

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

The accompanying notes to financial statements are an integral part of these statements of cash flows.

TENNECO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Six Months Ended June 30,
	2008		2007
	Shares	Amount	Shares	Amount
	(Millions Except Share Amounts)

Common Stock
Balance January 1	47,892,532	$—	47,085,274	$—
Issued pursuant to benefit plans	233,315	—	228,036	—
Stock options exercised	84,409	—	383,660	—

Balance June 30	48,210,256	—	47,696,970	—

Premium on Common Stock and Other Capital Surplus
Balance January 1		2,800		2,790
Premium on common stock issued pursuant to benefit plans		5		5

Balance June 30		2,805		2,795

Accumulated Other Comprehensive Loss
Balance January 1		(73)		(252)
Measurement date implementation of SFAS No. 158, net of tax of $7 million		—		14
Other comprehensive income		66		41

Balance June 30		(7)		(197)

Retained Earnings (Accumulated Deficit)
Balance January 1		(2,087)		(2,072)
Net income		19		46
Measurement date implementation of SFAS No. 158, net of tax		—		(5)
Other		—		(1)

Balance June 30		(2,068)		(2,032)

Less — Common Stock Held as Treasury Stock, at Cost
Balance January 1 and June 30	1,294,692	240	1,294,692	240

Total		$490		$326

The accompanying notes to financial statements are an integral part of these statements of changes in shareholders’ equity.

TENNECO INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,
	2008		2007
	Accumulated		Accumulated
	Other		Other
	Comprehensive	Comprehensive	Comprehensive	Comprehensive
	Income	Income	Income	Income
	(Loss)	(Loss)	(Loss)	(Loss)
	(Millions)

Net Income		$13		$41

Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance April 1	$139		$(41)
Translation of foreign currency statements	12	12	29	29

Balance June 30	151		(12)

Additional Liability for Pension Benefits
Balance April 1 and June 30	(158)		(185)

Balance June 30	$(7)		$(197)

Other comprehensive income		12		29

Comprehensive Income		$25		$70

	Six Months Ended June 30,
	2008		2007
	Accumulated		Accumulated
	Other		Other
	Comprehensive	Comprehensive	Comprehensive	Comprehensive
	Income	Income	Income	Income
	(Loss)	(Loss)	(Loss)	(Loss)
	(Millions)

Net Income		$19		$46

Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$85		$(53)
Translation of foreign currency statements	66	66	41	41

Balance June 30	151		(12)

Additional Liability for Pension Benefits
Balance January 1	(158)		(199)
Measurement date implementation of SFAS No. 158, net of tax of $7 million	—	—	14	—

Balance June 30	(158)		(185)

Balance June 30	$(7)		$(197)

Other comprehensive income		66		41

Comprehensive Income		$85		$87

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

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 158 “Employers’ Accounting for Defined Benefit and Other Postretirement Plans.” Effective January 1, 2007, Tenneco elected to early-adopt the measurement date provisions of SFAS No. 158. We previously presented the transition adjustment as part of other comprehensive income in our statement of comprehensive income and statement of changes in shareholders’ equity for the six month period ended June 30, 2007. The transition adjustment should have been reported as a direct adjustment to the balance of accumulated other comprehensive income (loss) as of June 30, 2007. Comprehensive income for the six month period ended June 30, 2007 was previously reported as $55 million. The amount of comprehensive income for the six month period should have been reported as $41 million. The previously reported amount of other comprehensive income for the six month period ended June 30, 2007 was $101 million and the amount that should have been reported is $87 million. We have revised the presentation of comprehensive income and other comprehensive income for 2007 in the accompanying financial statements in this Form 10-Q. The statement of income, balance sheet and statement of cash flows were not affected.

(2) In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement” which is effective for financial statements issued for fiscal years beginning after November 15, 2007. We adopted SFAS No. 157 on January 1, 2008, with the exception of the application of this statement to non-recurring, nonfinancial assets and liabilities. The adoption of SFAS No. 157 did not have a material impact on our fair value measurements. SFAS No. 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal most advantageous market for the asset or liability in an orderly transaction between market participants. SFAS No. 157 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into the following levels:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

Level 3 — Unobservable inputs based on our own assumptions.

The fair value of our recurring financial assets and liabilities at June 30, 2008 are as follows:

	Level 1	Level 2	Level 3
	(Millions)

Financial Liabilities:
Foreign exchange forward contracts	n/a	$1	n/a
Interest rate swaps	n/a	$—	n/a

		$1

We did not have any financial assets requiring fair value measurements as of June 30, 2008.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Interest rate swaps — In April 2004, we entered into fixed-to-floating interest rate swaps covering $150 million of our fixed interest rate debt. The fair value of our interest rate swap agreements are based on a model which incorporates observable inputs including LIBOR yield curves, the credit standing of the counterparties, nonperformance risk for similar cancelable forward option contracts, and discounted future expected cash flows utilizing market interest rates based on instruments with similar credit quality and maturities. The change in fair value of these swaps is recorded as part of interest expense and other long-term assets or liabilities.

Foreign exchange forward contracts — We use foreign exchange forward purchase and sale contracts with terms of less than one year to hedge our exposure to changes in foreign currency exchange rates. The fair value of our foreign exchange forward contracts is based on a model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. The change in fair value of these foreign exchange forward contracts is recorded as part of currency gains (losses) and other current liabilities.

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

In June 2008, we exchanged $250 million principal amount of 8 1/8 percent Senior Notes due on 2015 which have been registered under the Securities Act of 1933, for and in replacement of all outstanding 8 1/8 percent Senior Notes due 2015 which we issued on November 20, 2007 in a private placement. The terms of the new notes are substantially identical to the terms of the notes for which they are being exchanged, except that the transfer restrictions and registration rights applicable to the original notes generally do not apply to the new notes.

The realignment was designed to allow us to more rapidly use our U.S. net operating losses and reduce our cash tax payments. The ownership structure realignment involved a new European holding company which owns some of our foreign entities. We may further alter the components of the realignment from time to time. If market conditions permit, we may offer debt issued by the new European holding company. This realignment utilized part of our U.S. net operating tax losses. Consequently, we recorded a non-cash charge of $66 million in the fourth quarter of 2007.

In March 2007, we refinanced our $831 million senior credit facility. This transaction reduced the interest rates we pay on all portions of the facility. While the total amount of the new senior credit facility is $830 million, approximately the same as the previous facility, we changed the components of the facility to enhance our financial flexibility. We increased the amount of commitments under our revolving loan facility from $320 million to $550 million, reduced the amount of commitments under our tranche B-1 letter of credit/revolving loan facility from $155 million to $130 million and replaced the $356 million term loan B with a $150 million term loan A. As of June 30, 2008, the senior credit facility consisted of a five-year, $150 million term loan A maturing in March 2012, a five-year, $550 million revolving credit facility maturing in March 2012, and a seven-year $130 million tranche B-1 letter of credit/revolving loan facility maturing in March 2014.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

We have three fixed-to-floating interest rate swaps that effectively convert $150 million of our 10 1/4 percent fixed interest rate senior secured notes into floating interest rate debt at an annual rate of LIBOR plus 5.68 percent. Based upon the current LIBOR rate of 4.08 percent (which was in effect until July 15, 2008) these swaps are expected to decrease our interest expense by $1 million in 2008 excluding any impact from marking the swaps to market. Since entering into these swaps, we have realized a net cumulative benefit of $3 million through June 30, 2008, in reduced interest payments. The change in the market value of these swaps is recorded as part of interest expense with an offset to other long-term assets or liabilities. As of June 30, 2008, the fair value of the interest rate swaps was a liability of less than $1 million and has been recorded in other long-term liabilities.

(4) We have an agreement to sell an interest in some of our U.S. trade accounts receivable to a third party. Receivables become eligible for the program on a daily basis, at which time the receivables are sold to the third party without recourse, net of a discount, through a wholly-owned subsidiary. Under this agreement, as well as individual agreements with third parties in Europe, we have sold accounts receivable of $216 million and $148 million at June 30, 2008 and 2007, respectively. We recognized a loss of $2 million and $3 million for the three months ended June 30, 2008 and 2007, respectively, and $4 million and $5 million for the six months ended June 30, 2008 and 2007, respectively, on these sales of trade accounts, representing the discount from book values at which these receivables were sold to the third party. The discount rate varies based on funding cost incurred by the third party, which has averaged approximately five percent during 2008. We retain ownership of the remaining interest in the pool of receivables not sold to the third party. The retained interest represents a credit enhancement for the program. We value the retained interest based upon the amount we expect to collect from our customers, which approximates book value.

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Our recent restructuring activities began in the fourth quarter of 2001, when our Board of Directors approved a restructuring plan, a project known as Project Genesis, which was designed to lower our fixed costs, relocate capacity, reduce our work force, improve efficiency and utilization, and better optimize our global footprint. We have subsequently engaged in various other restructuring projects related to Project Genesis. We incurred $27 million in restructuring and restructuring-related costs during 2007, of which $23 million was recorded in cost of sales and $4 million was recorded in selling, general and administrative expense. In the second quarter of 2008, we incurred $6 million in restructuring and restructuring-related costs, of which $3 million was recorded in cost of sales and $3 million was recorded in selling, general and administrative expense. For the first six months of 2008, we incurred $10 million in restructuring and restructuring-related costs of which $6 million was recorded in cost of sales and $4 million in selling, general and administrative expense. Since Project Genesis was initiated, we have incurred costs of $165 million through June 30, 2008.

Under the terms of our amended and restated senior credit agreement that took effect on March 16, 2007, we are allowed to exclude $80 million of cash charges and expenses, before taxes, related to cost reduction initiatives incurred after March 16, 2007 from the calculation of the financial covenant ratios required under our senior credit facility. As of June 30, 2008, we have excluded $33 million in allowable charges relating to restructuring initiatives against the $80 million available under the terms of the March 2007 amended and restated senior credit facility.

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

As of June 30, 2008, we are designated as a potentially responsible party in one Superfund site. Including the Superfund site, we may have the obligation to remediate current or former facilities, and we estimate our share of environmental remediation costs at these facilities to be approximately $11 million. For the Superfund site and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund site, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund site, and of other liable parties at our current and former facilities, has been considered, where appropriate, in our determination of our estimated liability. We believe that any potential costs associated with our current status as a potentially responsible party in the Superfund site, or as a liable party at our current or former facilities, will not be material to our consolidated results of operations, financial position or cash flows.

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

In addition, we are subject to a number of lawsuits initiated by a significant number of claimants alleging health problems as a result of exposure to asbestos. A small percentage of claims have been asserted by railroad workers alleging exposure to asbestos products in railroad cars manufactured by The Pullman Company, one of our subsidiaries. Nearly all of the claims are related to alleged exposure to asbestos in our automotive emission control products. Only a small percentage of these claimants allege that they were automobile mechanics and a significant number appear to involve workers in other industries or otherwise do not include sufficient information to determine whether there is any basis for a claim against us. We believe, based on scientific and other evidence, it is unlikely that mechanics were exposed to asbestos by our former muffler products and that, in any event, they would not be at increased risk of asbestos-related disease based on their work with these products. Further, many of these cases involve numerous defendants, with the number of each in some cases exceeding 200 defendants from a variety of industries. Additionally, the plaintiffs either do not specify any, or specify the jurisdictional minimum, dollar amount for damages. As major asbestos manufacturers continue to go out of business or file for bankruptcy, we may experience an increased number of these claims. We vigorously defend ourselves against these claims as part of our ordinary course of business. In future periods, we could be subject to cash costs or non-cash charges to earnings if any of these matters is resolved unfavorably to us. To date, with respect to claims that have proceeded sufficiently through the judicial process, we have regularly achieved favorable resolution. During the first half of 2008, we were dismissed from over 635 of such cases. Accordingly, we presently believe that these asbestos-related claims will not have a material adverse impact on our future consolidated financial condition, results of operations or cash flows.

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Below is a table that shows the activity in the warranty accrual accounts:

	Six Months
	Ended
	June 30,
	2008	2007
	(Millions)

Beginning Balance January 1,	$25	$25
Accruals related to product warranties	8	7
Reductions for payments made	(6)	(5)

Ending Balance June 30,	$27	$27

(7) Earnings per share of common stock outstanding were computed as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(Millions Except Share and Per Share Amounts)

Basic earnings per share —
Net Income	$13	$41	$19	$46

Average shares of common stock outstanding	46,404,077	45,828,992	46,320,774	45,609,875

Earnings per average share of common stock	$0.26	$0.89	$0.40	$1.00

Diluted earnings per share —
Net Income	$13	$41	$19	$46

Average shares of common stock outstanding	46,404,077	45,828,992	46,320,774	45,609,875
Effect of dilutive securities:
Restricted stock	42,862	139,897	93,229	203,090
Stock options	1,282,275	1,711,994	1,305,215	1,602,957

Average shares of common stock outstanding including dilutive securities	47,729,214	47,680,883	47,719,218	47,415,992

Earnings per average share of common stock	$0.26	$0.85	$0.39	$0.96

Options to purchase 1,294,823 and 530,581 shares of common stock were outstanding at June 30, 2008 and 2007, respectively, but were not included in the computation of diluted EPS because the options were anti-dilutive for the quarters ended June 30, 2008 and 2007, respectively.

(8) Equity Plans — In December 1996, we adopted the 1996 Stock Ownership Plan, which permitted the granting of a variety of awards, including common stock, restricted stock, performance units, stock equivalent units, stock appreciation rights (“SARs”), and stock options to our directors, officers, employees and consultants. The 1996 plan, which terminated as to new awards on December 31, 2001, was renamed the “Stock Ownership Plan.” In December 1999, we adopted the Supplemental Stock Ownership Plan, which permitted the granting of a variety of similar awards to our directors, officers, employees and consultants. We were authorized to deliver up to about 1.1 million treasury shares of common stock under the Supplemental Stock Ownership Plan, which also terminated as to new awards on December 31, 2001. In March 2002, we adopted the 2002 Long-Term Incentive Plan which permitted the granting of a variety of similar awards to our officers, directors, employees and consultants. Up to 4 million shares of our common stock were authorized for award under the 2002 Long-Term Incentive Plan. In March 2006, we adopted the 2006 Long-Term Incentive Plan which replaced the 2002 Long-Term Incentive Plan and permits the granting of a variety of similar awards to directors, officers, employees and consultants. As of

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

June 30, 2008, up to 1,156,059 shares of our common stock remain authorized for award under the 2006 Long-Term Incentive Plan. Our nonqualified stock options have 7 to 20 year terms and vest equally over a three year service period from the date of the grant.

We have granted restricted common stock to our directors and certain key employees. These awards generally require, among other things, that the award holder remains in service to our company during the restriction period. We have also granted long-term performance units to certain key employees that are payable in cash. In 2008, the awards that are outstanding contain an annual stub-year grant payable in the first quarter of 2009, a three-year grant payable in the first quarter of 2010 and a second three year grant payable in the first quarter of 2011. Payment is based on the attainment of specified performance goals. The grant value is indexed to the stock price. Each employee granted long-term performance units will (based on the achievement of the applicable goals) receive a percentage of the total grant’s value. In addition, we have granted SARs to certain key employees in our Asian operations that are payable in cash after a three year service period. The grant value is indexed to the stock price.

Accounting Methods — Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” using the modified prospective application method. Under this transition method, compensation cost recognized for the six months ended June 30, 2008 and 2007, respectively, includes the applicable amounts of: (1) compensation cost of all unvested stock-based awards granted prior to January 1, 2006, based upon the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in pro-forma footnote disclosures, and (2) compensation cost for all stock-based awards granted on or after January 1, 2006, based upon the grant date fair value estimated in accordance with the new provisions of SFAS No. 123(R).

The impact of recognizing compensation expense related to nonqualified stock options is contained in the table below.

	Six Months Ended
	June 30,
	2008	2007
	(Millions)

Selling, general and administrative	$2	$2

Loss before interest expense, income taxes and minority interest	(2)	(2)
Income tax benefit	1	1

Net loss	$(1)	$(1)

Decrease in basic earnings per share	$(0.03)	$(0.04)
Decrease in diluted earnings per share	$(0.03)	$(0.04)

For stock options awarded to retirement eligible employees we immediately accelerate the recognition of any outstanding compensation cost when employees become retiree eligible before the end of the explicit vesting period.

As of June 30, 2008, there was approximately $4 million, net of tax, of total unrecognized compensation costs related to these stock-based awards that we expect to recognize over a weighted average period of 1.3 years.

Compensation expense for restricted stock, long-term performance units and SARs, net of tax, was approximately $2 million for the six months ended June 30, 2008 and 2007, and was recorded in selling, general, and administrative expense on the statement of income.

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

compensation cost recorded in our income statement, are recorded as an addition to paid-in capital. We would present cash retained as a result of excess tax benefits as financing cash flows. Any write-offs of deferred tax assets related to unrealized tax benefits associated with the recognized compensation cost would be reported as income tax expense.

Cash received from option exercises for the six months ended June 30, 2008, was $1 million. Stock option exercises during the first six months of 2008 generated an excess tax benefit of approximately $1 million. Pursuant to footnote 82 of SFAS No. 123(R), this benefit was not recorded as we have federal and state net operating losses which are not currently being utilized. As a result, the excess tax benefit had no impact on our financial position or statement of cash flows.

Assumptions — We calculated the fair values of stock option awards using the Black-Scholes option pricing model with the weighted average assumptions listed below. The fair value of share-based awards is determined at the time the awards are granted which is generally in January of each year, and requires judgment in estimating employee and market behavior. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

	Six Months Ended
	June 30,
	2008	2007

Stock Options
Weighted average grant date fair value, per share	$8.08	$9.91
Weighted average assumptions used:
Expected volatility	37.7%	38.4%
Expected lives	4.1	4.1
Risk-free interest rates	2.8%	4.7%
Dividend yields	0.0%	0.0%

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Stock Options — The following table reflects the status and activity for all options to purchase common stock for the period indicated:

	Six Months Ended June 30, 2008
			Weighted Avg.
	Shares	Weighted Avg.	Remaining	Aggregate
	Under	Exercise	Life in	Intrinsic
	Option	Prices	Years	Value
				(Millions)

Outstanding Stock Options
Outstanding, January 1, 2008	2,820,889	$13.10	4.6	$46
Granted	580,750	23.75
Canceled	—	—
Forfeited	(3,740)	22.50
Exercised	(43,824)	4.64		$1

Outstanding, March 31, 2008	3,354,075	$15.05	5.0	$37
Granted	3,306	25.26
Canceled	—	—
Forfeited	(14,528)	23.98
Exercised	(40,585)	11.35		$1

Outstanding, June 30, 2008	3,302,268	$15.06	4.5	$31

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

Restricted Stock — The following table reflects the status for all nonvested restricted shares for the period indicated:

	Six Months Ended
	June 30, 2008
		Weighted Avg.
		Grant Date
	Shares	Fair Value

Nonvested Restricted Shares
Nonvested balance at January 1, 2008	469,394	$24.91
Granted	227,830	23.75
Vested	(235,145)	24.10
Forfeited	—	—

Nonvested balance at March 31, 2008	462,079	$24.75
Granted	1,653	25.26
Vested	(11,442)	23.80
Forfeited	(2,975)	24.48

Nonvested balance at June 30, 2008	449,315	$24.47

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The fair value of restricted stock grants is equal to the average market price of our stock at the date of grant. As of June 30, 2008, approximately $9 million of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of approximately 1.9 years.

Long-Term Performance Units and SARs — Long-term performance units and SARs are paid in cash and recognized as a liability based upon their fair value. As of June 30, 2008, approximately $1 million of total unrecognized compensation costs is expected to be recognized over the weighted-average period of approximately 2.0 years.

(9) Net periodic pension costs (income) and postretirement benefit costs (income) consist of the following components:

	Three Months Ended June 30,
	Pension				Postretirement
	2008		2007		2008	2007
	US	Foreign	US	Foreign	US	US
	(Millions)

Service cost — benefits earned during the period	$1	$2	$1	$2	$—	$—
Interest cost	5	4	5	5	3	3
Expected return on plan assets	(5)	(6)	(6)	(6)	—	—
Net amortization:
Actuarial loss	—	1	—	2	2	2
Prior service cost	—	1	—	—	(2)	(2)

Net pension and postretirement costs	$1	$2	$—	$3	$3	$3

	Six Months Ended June 30,
	Pension				Postretirement
	2008		2007		2008	2007
	US	Foreign	US	Foreign	US	US
	(Millions)

Service cost — benefits earned during the period	$1	$4	$1	$4	$1	$1
Interest cost	10	8	10	9	5	5
Expected return on plan assets	(11)	(11)	(11)	(10)	—	—
Net amortization:
Actuarial loss	1	2	1	3	3	3
Prior service cost	—	1	—	—	(3)	(3)

Net pension and postretirement costs	$1	$4	$1	$6	$6	$6

Effective January 1, 2007, we froze our defined benefit plans and replaced them with additional contributions under defined contribution plans for nearly all U.S.-based salaried and non-union hourly employees.

In September 2006, the FASB issued Statement No. 158 “Employers’ Accounting for Defined Benefit and Other Postretirement Plans.” Effective January 1, 2007, Tenneco elected to early-adopt the measurement date provisions of SFAS No. 158. As a result, during the first quarter of 2007, the following adjustments were made to retained earnings (accumulated deficit) and accumulated other comprehensive income (both net of tax effects):

	US	Foreign

Retained earnings (accumulated deficit)	(3)	(2)
Accumulated other comprehensive income	8	6

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

For the six months ended June 30, 2008, we made pension contributions of approximately $3 million for our domestic pension plans and $8 million for our foreign pension plans. Based on current actuarial estimates, we believe we will be required to make approximately $18 million in contributions for the remainder of 2008.

We made postretirement contributions of approximately $3 million during the first six months of 2008. Based on current actuarial estimates, we believe we will be required to make approximately $7 million in contributions for the remainder of 2008.

(10) On July 9, 2008, we entered into a preliminary agreement to purchase the suspension business of Gruppo Marzocchi, an Italian based worldwide leader in supplying suspension technology in the two-wheeler market. If completed, the cost of this business acquisition would consist of the assumed debt of Marzocchi’s suspension business, which was approximately $15 million as of April 30, 2008, plus transaction costs. The final purchase agreement is dependent on a number of conditions including a legally-required consultation with the workers council representing Marzocchi’s employees.

On May 30, 2008, we finalized the purchase agreement with Delphi Automotive Systems LLC to acquire certain ride control assets and inventory at Delphi’s Kettering, Ohio facility which we will use to continue growing our OE ride control business globally. We paid approximately $10 million for existing ride control components inventory and approximately $9 million for certain machinery and equipment. In conjunction with the purchase agreement we have signed an agreement to lease a portion of the Kettering facility from Delphi and we have entered into a long-term supply agreement with General Motors Corporation to continue supplying passenger car shock and struts to General Motors from the Kettering facility. The final allocation of the purchase price for the assets will be completed within one year of acquisition.

In September 2007, we acquired Combustion Components Associates’ ELIM-NOxtm technology for $16 million. The acquisition included a complete reactant dosing system design and associated intellectual property including granted patents and patent applications yet to be granted for selective catalytic reduction emission control systems that reduce emissions of oxides of nitrogen from diesel powered vehicles. The technology can be used for both urea and hydrocarbon injection. We have recorded the acquisition as part of intangible assets on our balance sheet.

(11) In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” FSP EITF 03-6-1 requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating and shall be included in the computation of EPS pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. We are evaluating FSP EITF 03-6-1 to determine the effect on our condensed consolidated financial statements and related disclosures.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with generally accepted accounting principles. This statement will be effective 60 days after the Securities and Exchange Commission approves the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not anticipate the adoption of SFAS No. 162 will have a material effect on our condensed consolidated financial statements.

In April 2008, the FASB issued FSP 142-3, “Determination of Useful Life of Intangible Assets.” FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” and requires additional disclosure relating to an entity’s renewal or extension of recognized intangible assets. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

interim periods within those fiscal years. We do not expect the adoption of FSP 142-3 to have a material impact on our condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities including how and why an entity uses derivative instruments, how an entity accounts for derivatives and hedges and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are evaluating SFAS No. 161 to determine the effect on our condensed consolidated financial statement disclosures.

In February 2008, the FASB issued FSP 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” FSP 140-3 provides guidance on accounting for a transfer of a financial asset and a repurchase financing which is a repurchase agreement that relates to a previously transferred financial asset between the same counterparties that is entered into contemporaneously with, or in contemplation of, the initial transfer. FSP 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We are evaluating FSP 140-3 to determine the effect on our condensed consolidated financial statements and related disclosures.

In February 2008, the FASB issued FSP 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13.” FSP 157-1 provides a scope exception to SFAS No. 157 which does not apply under Statement 13 and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. FSP 157-1 is effective upon the initial adoption of SFAS No. 157. FSP 157-1 did not have a material impact to our condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS No. 141(R)). SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, contractual contingencies and any noncontrolling interest in the acquiree at the acquisition date at their fair values as of that date. SFAS No. 141(R) provides guidance on the accounting for acquisition-related costs, restructuring costs related to the acquisition and the measurement of goodwill and a bargain purchase. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after December 15, 2008. We do not expect the adoption of this statement to have a material impact to our condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51.” SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarified that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and provides for expanded disclosure in the consolidated financial statements relating to the interests of the parent’s owners and the interests of the noncontrolling owners of the subsidiary. SFAS No. 160 applies prospectively (except for the presentation and disclosure requirements) for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. The presentation and disclosure requirements will be applied retrospectively for all periods presented. We are evaluating this statement to determine the effect on our condensed consolidated financial statements and related disclosures.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulleting No. 110 (SAB 110). SAB 110 amends and replaces Question 6 of Section D.2 Topic 14, “Share-Based Payment.” Question 6 of Topic 14:D.2 (as amended) expresses the views of the staff regarding the use of a “simplified” method in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(revised 2004), “Share-Based Payment” (SFAS No. 123(R)). SAB 110 is effective January 1, 2008. The adoption of SAB 110 had no impact to our condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” This statement defines fair value, establishes a fair value hierarchy for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. FSP 157-2 issued in February 2008 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We have adopted the measurement and disclosure impact of SFAS No. 157 relating to our financial assets and financial liabilities which are measured on a recurring basis (at least annually) effective January 1, 2008. See Note 2 to the condensed consolidated financial statements of Tenneco Inc. and Consolidated Subsidiaries. We do not expect the adoption of the nonfinancial assets and nonfinancial liabilities portion of SFAS No. 157 to have a material impact to our condensed consolidated financial statements.

In June 2007, the Emerging Issues Task Force (EITF) issued EITF 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 provides the final consensus on the application of paragraphs 62 and 63 of SFAS No. 123(R) on the accounting for income tax benefits relating to the payment of dividends on equity-classified employee share-based payment awards that are charged to retained earnings. EITF 06-11 affirms that the realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in-capital. Additionally, EITF 06-11 provides guidance on the amount of tax benefits from dividends that are reclassified from additional paid-in-capital to the income statement when an entity’s estimate of forfeitures changes. EITF 06-11 is effective prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The adoption of EITF 06-11, on January 1, 2008, did not have a material impact on our condensed consolidated financial statements.

In June 2007, the EITF issued EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” EITF 07-3 requires the deferral and capitalization of nonrefundable advance payments for goods or services that an entity will use in research and development activities pursuant to an executory contractual agreement. Expenditures which are capitalized under EITF 07-3 should be expensed as the goods are delivered or the related services are performed. EITF 07-3 is effective prospectively for fiscal years beginning after December 15, 2007 and interim periods within those fiscal years. EITF 07-3 is applicable to new contracts entered into after the effective date of this Issue. The adoption of EITF 07-3 on January 1, 2008, did not have a material impact on our condensed consolidated financial statements.

In April 2007, the FASB issued Interpretation No. 39-1, “Amendment of FASB Interpretation No. 39” (FIN 39-1). This amendment allows a reporting entity to offset fair value amounts recognized for derivative instruments with fair value amounts recognized for the right to reclaim or realize cash collateral. Additionally, this amendment requires disclosure of the accounting policy on the reporting entity’s election to offset or not offset amounts for derivative instruments. FIN 39-1 is effective for fiscal years beginning after November 15, 2007. The adoption of FIN 39-1 did not have a material impact on our condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits companies to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning on or after November 15, 2007. As we did not elect the fair value option, the adoption of SFAS 159 did not have a material effect on our condensed consolidated financial statements and related disclosures.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” Part of this Statement was effective as of December 31, 2006, and requires companies that have defined benefit pension plans and other postretirement benefit plans to recognize the funded status of those plans on the balance sheet on a prospective basis from the effective date. The funded status of these plans is determined as of the plans’ measurement dates and represents the difference between the amount of the obligations owed to participants under each plan (including the effects of future salary increases for defined benefit plans) and the fair value of each plan’s assets dedicated to paying those obligations. To record the funded status of those plans, unrecognized prior service costs and net actuarial losses experienced by the plans will be recorded in the Accumulated Other Comprehensive Loss section of shareholders’ equity on the balance sheet. The initial adoption as of December 31, 2006 resulted in a reduction of Accumulated Other Comprehensive Loss in shareholders’ equity of $59 million.

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

We have issued guarantees through letters of credit in connection with some obligations of our affiliates. As of June 30, 2008, we have guaranteed $42 million in letters of credit to support some of our subsidiaries’ insurance arrangements, foreign employee benefit programs, environmental remediation activities and cash management requirements.

Negotiable Financial Instruments — One of our European subsidiaries receives payment from one of its OE customers whereby the accounts receivable are satisfied through the delivery of negotiable financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets as they do not meet our definition of cash equivalents. The amount of these financial instruments that was collected before their maturity date totaled $10 million as of June 30, 2008, compared with $21 million at the same date in 2007. No negotiable financial instruments were held by our European subsidiary as of June 30, 2008 or June 30, 2007.

In certain instances several of our Chinese subsidiaries receive payment from OE customers and satisfy vendor payments through the receipt and delivery of negotiable financial instruments. Financial instruments used to satisfy vendor payables and not redeemed totaled $14 million and $11 million at June 30, 2008 and 2007, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $11 million and $6 million at June 30, 2008 and 2007, respectively, and were classified as other current assets. One of our Chinese subsidiaries that issues its own negotiable financial instruments to pay its vendors is required to

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

maintain a cash balance at a financial institution that guarantees those financial instruments. No financial instruments were outstanding at that Chinese subsidiary as of June 30, 2008. As of June 30, 2007 the required cash balance was less than $1 million and was classified as cash and cash equivalents.

The negotiable financial instruments received by one of our European subsidiaries and some of our Chinese subsidiaries are checks drawn by our OE customers and guaranteed by their banks that are payable at a future date. The use of these instruments for payment follows local commercial practice. Because negotiable financial instruments are financial obligations of our customers and are guaranteed by our customers’ banks, we believe they represent a lower financial risk than the outstanding accounts receivable that they satisfy which are not guaranteed by a bank.

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

The following table summarizes certain Tenneco Inc. segment information:

	Segment
	North		Asia	Reclass &
	America	Europe	Pacific	Elims	Consolidated
	(Millions)

At June 30, 2008 and for the Three Months Then Ended
Revenues from external customers	$674	$815	$162	$—	$1,651
Intersegment revenues	3	38	5	(46)	—
Income before interest expense, income taxes, and minority interest	17	48	10	—	75
At June 30, 2007 and for the Three Months Then Ended
Revenues from external customers	$810	$718	$135	$—	$1,663
Intersegment revenues	2	93	4	(99)	—
Income before interest expense, income taxes, and minority interest	50	45	8	—	103
At June 30, 2008 and for the Six Months Then Ended
Revenues from external customers	$1,357	$1,551	$303	$—	$3,211
Intersegment revenues	5	105	9	(119)	—
Income before interest expense, income taxes, and minority interest	26	73	15	—	114
Total assets	1,655	1,806	414	17	3,892
At June 30, 2007 and for the Six Months Then Ended
Revenues from external customers	$1,453	$1,362	$248	$—	$3,063
Intersegment revenues	4	192	7	(203)	—
Income before interest expense, income taxes, and minority interest	80	58	14	—	152
Total assets	1,634	1,609	345	121	3,709

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF INCOME (LOSS)

	For the Three Months Ended June 30, 2008
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
	(Millions)

Revenues
Net sales and operating revenues —
External	$569	$1,082	$—	$—	$1,651
Affiliated companies	12	50	—	(62)	—

	581	1,132	—	(62)	1,651

Costs and expenses
Cost of sales (exclusive of depreciation shown below)	515	930	—	(62)	1,383
Engineering, research, and development	13	21	—	—	34
Selling, general, and administrative	35	66	1	—	102
Depreciation and amortization of other intangibles	20	37	—	—	57

	583	1,054	1	(62)	1,576

Other income (expense)
Loss on sale of receivables	—	(2)	—	—	(2)
Other income (loss)	4	2	(1)	(3)	2

	4	—	(1)	(3)	—

Income (loss) before interest expense, income taxes, minority interest, and equity in net income from affiliated companies	2	78	(2)	(3)	75

Interest expense —
External (net of interest capitalized)	(2)	—	35	—	33
Affiliated companies (net of interest income)	27	3	(30)	—	—
Income tax expense (benefit)	(4)	29	2	—	27
Minority interest	—	2	—	—	2

	(19)	44	(9)	(3)	13
Equity in net income (loss) from affiliated companies	40	—	22	(62)	—

Net income (loss)	$21	$44	$13	$(65)	$13

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF INCOME (LOSS)

	For the Three Months Ended June 30, 2007
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
	(Millions)

Revenues
Net sales and operating revenues —
External	$783	$880	$—	$—	$1,663
Affiliated companies	30	223	—	(253)	—

	813	1,103	—	(253)	1,663

Costs and expenses
Cost of sales (exclusive of depreciation shown below)	719	911	—	(253)	1,377
Engineering, research, and development	15	14	—	—	29
Selling, general, and administrative	39	63	2	—	104
Depreciation and amortization of other intangibles	19	31	—	—	50

	792	1,019	2	(253)	1,560

Other income (expense)
Loss on sale of receivables	—	(3)	—	—	(3)
Other income (loss)	2	3	3	(5)	3

	2	—	3	(5)	—

Income (loss) before interest expense, income taxes, minority interest, and equity in net income from affiliated companies	23	84	1	(5)	103

Interest expense —
External (net of interest capitalized)	—	2	38	—	40
Affiliated companies (net of interest income)	47	(5)	(42)	—	—
Income tax expense (benefit)	(12)	25	1	6	20
Minority interest	—	2	—	—	2

	(12)	60	4	(11)	41
Equity in net income (loss) from affiliated companies	60	—	37	(97)	—

Net income (loss)	$48	$60	$41	$(108)	$41

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF INCOME (LOSS)

	For the Six Months Ended June 30, 2008
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
	(Millions)

Revenues
Net sales and operating revenues —
External	$1,233	$1,978	$—	$—	$3,211
Affiliated companies	42	233	—	(275)	—

	1,275	2,211	—	(275)	3,211

Costs and expenses
Cost of sales (exclusive of depreciation shown below)	1,102	1,882	—	(275)	2,709
Engineering, research, and development	28	42	—	—	70
Selling, general, and administrative	72	133	2	—	207
Depreciation and amortization of other intangibles	41	71	—	—	112

	1,243	2,128	2	(275)	3,098

Other income (expense)
Loss on sale of receivables	—	(4)	—	—	(4)
Other income (loss)	10	1	(2)	(4)	5

	10	(3)	(2)	(4)	1

Income (loss) before interest expense, income taxes, minority interest, and equity in net income from affiliated companies	42	80	(4)	(4)	114

Interest expense —
External (net of interest capitalized)	(2)	—	60	—	58
Affiliated companies (net of interest income)	65	(2)	(63)	—	—
Income tax expense (benefit)	(4)	31	5	—	32
Minority interest	—	5	—	—	5

	(17)	46	(6)	(4)	19
Equity in net income (loss) from affiliated companies	34	—	25	(59)	—

Net income (loss)	$17	$46	$19	$(63)	$19

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF INCOME (LOSS)

	For the Six Months Ended June 30, 2007
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
	(Millions)

Revenues
Net sales and operating revenues —
External	$1,398	$1,665	$—	$—	$3,063
Affiliated companies	58	429	—	(487)	—

	1,456	2,094	—	(487)	3,063

Costs and expenses
Cost of sales (exclusive of depreciation shown below)	1,279	1,764	—	(487)	2,556
Engineering, research, and development	26	30	—	—	56
Selling, general, and administrative	76	121	2	—	199
Depreciation and amortization of other intangibles	37	61	—	—	98

	1,418	1,976	2	(487)	2,909

Other income (expense)
Loss on sale of receivables	—	(5)	—	—	(5)
Other income (loss)	3	1	3	(4)	3

	3	(4)	3	(4)	(2)

Income (loss) before interest expense, income taxes, minority interest, and equity in net income from affiliated companies	41	114	1	(4)	152

Interest expense —
External (net of interest capitalized)	(1)	3	78	—	80
Affiliated companies (net of interest income)	92	(8)	(84)	—	—
Income tax expense (benefit)	(24)	34	1	11	22
Minority interest	—	4	—	—	4

	(26)	81	6	(15)	46
Equity in net income (loss) from affiliated companies	81	—	40	(121)	—

Net income (loss)	$55	$81	$46	$(136)	$46

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

BALANCE SHEET

	June 30, 2008
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
	(Millions)

ASSETS
Current assets:
Cash and cash equivalents	$6	$158	$—	$—	$164
Receivables, net	411	1,133	30	(650)	924
Inventories	224	397	—	—	621
Deferred income taxes	53	—	3	(9)	47
Prepayments and other	30	137	—	—	167

	724	1,825	33	(659)	1,923

Other assets:
Investment in affiliated companies	620	—	1,145	(1,765)	—
Notes and advances receivable from affiliates	3,530	227	5,534	(9,291)	—
Long-term notes receivable, net	—	13	—	—	13
Goodwill	135	74	—	—	209
Intangibles, net	18	9	—	—	27
Deferred income taxes	291	45	239	(239)	336
Other	39	78	23	—	140

	4,633	446	6,941	(11,295)	725

Plant, property, and equipment, at cost	1,036	2,145	—	—	3,181
Less — Accumulated depreciation and amortization	(685)	(1,252)	—	—	(1,937)

	351	893	—	—	1,244

	$5,708	$3,164	$6,974	$(11,954)	$3,892

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)
Short-term debt — non-affiliated	$—	$46	$—	$—	$46
Short-term debt — affiliated	187	341	10	(538)	—
Trade payables	321	847	—	(94)	1,074
Accrued taxes	4	37	11	(2)	50
Other	124	186	20	(25)	305

	636	1,457	41	(659)	1,475

Long-term debt — non-affiliated	—	7	1,439	—	1,446
Long-term debt — affiliated	4,171	116	5,004	(9,291)	—
Deferred income taxes	256	61	—	(239)	78
Postretirement benefits and other liabilities	278	85	—	7	370
Commitments and contingencies	—	—	—	—	—
Minority interest	—	33	—	—	33
Shareholders’ equity	367	1,405	490	(1,772)	490

	$5,708	$3,164	$6,974	$(11,954)	$3,892

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

BALANCE SHEET

	December 31, 2007
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
	(Millions)

ASSETS
Current assets:
Cash and cash equivalents	$6	$182	$—	$—	$188
Receivables, net	385	1,090	148	(866)	757
Inventories	198	341	—	—	539
Deferred income taxes	53	—	3	(20)	36
Prepayments and other	18	103	—	—	121

	660	1,716	151	(886)	1,641

Other assets:
Investment in affiliated companies	628	—	1,083	(1,711)	—
Notes and advances receivable from affiliates	3,607	232	5,383	(9,222)	—
Long-term notes receivable, net	—	19	—	—	19
Goodwill	136	72	—	—	208
Intangibles, net	17	9	—	—	26
Deferred income taxes	310	60	180	(180)	370
Other	40	76	25	—	141

	4,738	468	6,671	(11,113)	764

Plant, property, and equipment, at cost	994	1,984	—	—	2,978
Less — Accumulated depreciation and amortization	(658)	(1,135)	—	—	(1,793)

	336	849	—	—	1,185

	$5,734	$3,033	$6,822	$(11,999)	$3,590

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)
Short-term debt — non-affiliated	$—	$44	$2	$—	$46
Short-term debt — affiliated	274	439	10	(723)	—
Trade payables	350	774	—	(137)	987
Accrued taxes	27	16	—	(2)	41
Other	118	169	21	(24)	284

	769	1,442	33	(886)	1,358

Long-term debt — non-affiliated	—	7	1,321	—	1,328
Long-term debt — affiliated	4,100	54	5,068	(9,222)	—
Deferred income taxes	213	81	—	(180)	114
Postretirement benefits and other liabilities	264	89	—	6	359
Commitments and contingencies
Minority interest	—	31	—	—	31
Shareholders’ equity	388	1,329	400	(1,717)	400

	$5,734	$3,033	$6,822	$(11,999)	$3,590

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Three Months Ended June 30, 2008
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
	(Millions)

Operating Activities
Net cash provided (used) by operating activities	$76	$55	$(70)	$—	$61

Investing Activities
Proceeds from the sale of assets	—	1	—	—	1
Cash payment for plant, property, and equipment	(20)	(44)	—	—	(64)
Acquisition of business	(19)	—	—	—	(19)
Cash payment for software related intangible assets	(2)	(1)	—	—	(3)
Investments and other	—	—	—	—	—

Net cash used by investing activities	(41)	(44)	—	—	(85)

Financing Activities

Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	—	2	28	—	30
Intercompany dividends and net increase (decrease) in intercompany obligations	(31)	(11)	42	—	—
Distribution to minority interest partners	—	(2)	—	—	(2)
Other	—	—	—	—	—

Net cash provided (used) by financing activities	(31)	(11)	70	—	28

Effect of foreign exchange rate changes on cash and cash equivalents	—	(1)	—	—	(1)

Increase (decrease) in cash and cash equivalents	4	(1)	—	—	3
Cash and cash equivalents, April 1	2	159	—	—	161

Cash and cash equivalents, June 30 (Note)	$6	$158	$—	$—	$164

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Three Months Ended June 30, 2007
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
	(Millions)

Operating Activities
Net cash provided (used) by operating activities	$94	$43	$(76)	$6	$67

Investing Activities
Proceeds from the sale of assets	1	1	—	(1)	1
Cash payment for plant, property, and equipment	(11)	(21)	—	(4)	(36)
Cash payment for software related intangible assets	(1)	(2)	—	(1)	(4)
Investments and other	—	2	—	(1)	1

Net cash used by investing activities	(11)	(20)	—	(7)	(38)

Financing Activities
Issuance of common shares	—	—	2	—	2
Retirement of long-term debt	—	(2)	(113)	113	(2)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	—	(104)	165	(68)	(7)
Intercompany dividends and net increase (decrease) in intercompany obligations	(74)	95	23	(44)	—
Other	—	—	(1)	—	(1)

Net cash provided (used) by financing activities	(74)	(11)	76	1	(8)

Effect of foreign exchange rate changes on cash and cash equivalents	—	11	—	—	11

Increase (decrease) in cash and cash equivalents	9	23	—	—	32
Cash and cash equivalents, April 1	—	136	—	—	136

Cash and cash equivalents, June 30 (Note)	$9	$159	$—	$—	$168

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2008
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
	(Millions)

Operating Activities
Net cash provided (used) by operating activities	$(15)	$42	$(33)	$—	$(6)

Investing Activities
Proceeds from the sale of assets	—	2	—	—	2
Cash payment for plant, property, and equipment	(53)	(74)	—	—	(127)
Acquisition of business	(19)	—	—	—	(19)
Cash payment for software related intangible assets	(5)	(3)	—	—	(8)
Investments and other	—	—	—	—	—

Net cash used by investing activities	(77)	(75)	—	—	(152)

Financing Activities
Issuance of common stock	—	—	1	—	1
Retirement of long-term debt	—	(1)	(2)	—	(3)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	—	2	119	—	121
Intercompany dividends and net increase (decrease) in intercompany obligations	92	(7)	(85)	—
Distribution to minority interest partners	—	(4)	—	—	(4)
Other	—	—	—	—	—

Net cash provided (used) by financing activities	92	(10)	33	—	115

Effect of foreign exchange rate changes on cash and cash equivalents	—	19	—	—	19

Increase (decrease) in cash and cash equivalents	—	(24)	—	—	(24)
Cash and cash equivalents, January 1	6	182	—	—	188

Cash and cash equivalents, June 30 (Note)	$6	$158	$—	$—	$164

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2007
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
	(Millions)

Operating Activities
Net cash provided (used) by operating activities	$118	$10	$(158)	$4	$(26)

Investing Activities
Proceeds from the sale of assets	1	1	—	(1)	1
Cash payment for plant, property, and equipment	(27)	(45)	—	(3)	(75)
Cash payment for software related intangible assets	(6)	(4)	—	(1)	(11)
Investments and other	—	2	—	—	2

Net cash used by investing activities	(32)	(46)	—	(5)	(83)

Financing Activities
Issuance of common stock	—	—	4	—	4
Issuance of long-term debt			150		150
Debt issuance cost of long-term debt	—	—	(6)	—	(6)
Retirement of long-term debt	—	(2)	(470)	113	(359)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	—	2	383	(112)	273
Intercompany dividends and net increase (decrease) in intercompany obligations	(133)	36	97	—	—
Distribution to minority interest partners	—	(1)	—	—	(1)
Other	—	—	—	—	—

Net cash provided (used) by financing activities	(133)	35	158	1	61

Effect of foreign exchange rate changes on cash and cash equivalents	—	14	—	—	14

Increase (decrease) in cash and cash equivalents	(47)	13	—	—	(34)
Cash and cash equivalents, January 1	56	146	—	—	202

Cash and cash equivalents, June 30 (Note)	$9	$159	$—	$—	$168

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As you read the following review of our financial condition and results of operations, you should also read our condensed consolidated financial statements and related notes beginning on page 4.

Executive Summary

We are one of the world’s leading manufacturers of automotive emission control and ride control products and systems. We serve both original equipment (OE) vehicle designers and manufacturers and the repair and replacement markets, or aftermarket, globally through leading brands, including Monroe®, Rancho®, Clevite® Elastomers and Fric Rottm ride control products and Walker®, Fonostm, and Gillettm emission control products. Worldwide we serve more than 39 different original equipment manufacturers, and our products or systems are included on eight of the top 10 passenger car models produced for sale in Europe and nine of the top 10 light truck and SUV models produced for sale in North America for 2007. Our aftermarket customers are comprised of full-line and specialty warehouse distributors, retailers, jobbers, installer chains and car dealers. We operate 80 manufacturing facilities worldwide and employ approximately 21,000 people to service our customers’ demands.

Factors that are critical to our success include winning new business awards, managing our overall global manufacturing footprint to ensure proper placement and workforce levels in line with business needs, maintaining competitive wages and benefits, maximizing efficiencies in manufacturing processes, reducing overall costs and expanding our products into adjacent markets. In addition, our ability to adapt to key industry trends, such as the significant shift in consumer preferences from light trucks and SUVs to other vehicles in response to higher fuel costs and other economic and social factors, increasing technologically sophisticated content, changing aftermarket distribution channels, increasing environmental standards and extended product life of automotive parts, also play a critical role in our success. Other factors that are critical to our success include adjusting to industry and economic challenges such as increases in the cost of raw materials and our ability to successfully reduce the impact of any such cost increases through material substitutions, cost reduction initiatives and other methods.

We have a substantial amount of indebtedness. As such, our ability to generate cash — both to fund operations and service our debt — is also a significant area of focus for our company. See “Results from Operations — Cash Flows for the Three Months Ended June 30, 2008 and 2007,” “Results from Operations — Cash Flows for the Six Months Ended June 30, 2008 and 2007” and “Liquidity and Capital Resources” below for further discussion of cash flows.

Total revenues for the second quarter of 2008 were $1,651 million, compared to $1,663 million in the second quarter of 2007. Excluding the impact of currency and substrate sales, revenue was down $42 million, from $1,203 million to $1,161 million, driven by lower North American production volumes, which declined 15 percent during the second quarter, as well as the negative impact of several strikes in North America. Increased sales in Asia, Australia, South America and India helped partially offset the overall North American industry production decline.

Gross margin in the second quarter of 2008 was 16.2 percent, down 1.0 percentage points from 17.2 percent in 2007. Lower manufacturing cost absorption in North America resulting from lower production levels and a mix shift away from higher margin light trucks negatively impacted overall gross margin.

Selling, general and administrative was down $2 million in the current quarter, at $102 million, including $7 million in aftermarket customer changeover costs and $3 million in restructuring and restructuring-related expense, compared to $104 million in the second quarter of 2007. Engineering expense was $34 million and $29 million in the second quarter of 2008 and 2007, respectively, as we continue to invest in engineering and technology development for OE emission control and ride control businesses globally. In total, we reported selling, general, administrative and engineering expenses in the second quarter of 2008 at 8.2 percent of revenues, as compared to 8.0 percent of revenues for the second quarter of 2007.

Earnings before interest expense, taxes and minority interest (“EBIT”) was $75 million for the second quarter of 2008, down $28 million from the $103 million reported in the second quarter of 2007. Improved earnings in our Europe and Asia Pacific segments partially offset higher restructuring charges, aftermarket customer changeover costs for new aftermarket business and reduced profitability in North America due to significant industry OE production cuts.

Total revenues for the first six months of 2008 were $3,211 million, compared to $3,063 million for the first six months of 2007. Excluding the impact of currency and substrate sales, revenue was down $50 million, from $2,260 million to $2,210 million, driven by an $83 million decline in North American OE revenues due to reduced light vehicle OE production volumes in North America in light of economic conditions, which were further impacted by several strikes including the American Axle strike. In addition, North American commercial vehicle (truck) production declined. Increased sales in South America, Asia and Australia helped partially offset the reduced North American OE production.

Gross margin in the first half of 2008 was 15.6 percent, down 1.0 percentage point from 16.6 percent in 2007. Lower North American OE production due in part to labor strikes, including the American Axle strike, and the mix shift away from the more profitable light trucks and SUVs more than accounted for the decline in gross margin. Lower manufacturing cost absorption in North America resulting from the lower production levels and higher restructuring charges negatively impacted overall gross margin.

We reported selling, general, administrative and engineering expenses in the first six months of 2008 at 8.6 percent of revenues, compared to 8.3 percent of revenues for the first six months of 2007. The increase was mainly due to $6 million in higher restructuring costs, $7 million in second quarter aftermarket customer changeover costs and our continued investment in engineering and technology development to prepare to meet customer needs for more stringent environmental regulations.

EBIT was $114 million for the first half of 2008, down $38 million from the $152 million for 2007. Reduced North American OE production volumes, higher restructuring and aftermarket customer changeover costs, and increased spending on engineering more than accounted for the decline.

Results from Operations

Net Sales and Operating Revenues for the Three Months Ended June 30, 2008 and 2007

The following tables reflect our revenues for the second quarter of 2008 and 2007. We present these reconciliations of revenues in order to reflect the trend in our sales in various product lines and geographic regions separately from the effects of doing business in currencies other than the U.S. dollar. We have not reflected any currency impact in the 2007 table since this is the base period for measuring the effects of currency during 2008 on our operations. We believe investors find this information useful in understanding period-to-period comparisons in our revenues.

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

We present these substrate sales separately in the following table because we believe investors utilize this information to understand the impact of this portion of our revenues on our overall business and because it removes the impact of potentially volatile precious metals pricing from our revenues. While, generally, our original equipment customers assume the risk of precious metals pricing volatility, it impacts our reported revenues. Excluding “substrate” catalytic converter and diesel particulate filters sales removes this impact.

	Three Months Ended June 30, 2008
				Substrate	Revenues
				Sales	Excluding
			Revenues	Excluding	Currency and
		Currency	Excluding	Currency	Substrate
	Revenues	Impact	Currency	Impact	Sales
	(Millions)

North America Original Equipment
Ride Control	$121	$—	$121	$—	$121
Emission Control	395	—	395	192	203

Total North America Original Equipment	516	—	516	192	324
North America Aftermarket
Ride Control	114	1	113	—	113
Emission Control	44	1	43	—	43

Total North America Aftermarket	158	2	156	—	156
Total North America	674	2	672	192	480
Europe Original Equipment
Ride Control	131	16	115	—	115
Emission Control	447	54	393	138	255

Total Europe Original Equipment	578	70	508	138	370
Europe Aftermarket
Ride Control	69	8	61	—	61
Emission Control	60	7	53	—	53

Total Europe Aftermarket	129	15	114	—	114
South America & India	108	11	97	15	82
Total Europe, South America & India	815	96	719	153	566
Asia	105	10	95	27	68
Australia	57	7	50	3	47

Total Asia Pacific	162	17	145	30	115

Total Tenneco	$1,651	$115	$1,536	$375	$1,161

	Three Months Ended June 30, 2007
				Substrate	Revenues
				Sales	Excluding
			Revenues	Excluding	Currency and
		Currency	Excluding	Currency	Substrate
	Revenues	Impact	Currency	Impact	Sales
	(Millions)

North America Original Equipment
Ride Control	$132	$—	$132	$—	$132
Emission Control	529	—	529	266	263

Total North America Original Equipment	661	—	661	266	395
North America Aftermarket
Ride Control	110	—	110	—	110
Emission Control	39	—	39	—	39

Total North America Aftermarket	149	—	149	—	149
Total North America	810	—	810	266	544
Europe Original Equipment
Ride Control	107	—	107	—	107
Emission Control	406	—	406	146	260

Total Europe Original Equipment	513	—	513	146	367
Europe Aftermarket
Ride Control	61	—	61	—	61
Emission Control	63	—	63	—	63

Total Europe Aftermarket	124	—	124	—	124
South America & India	81	—	81	11	70
Total Europe, South America & India	718	—	718	157	561
Asia	85	—	85	30	55
Australia	50	—	50	7	43

Total Asia Pacific	135	—	135	37	98

Total Tenneco	$1,663	$—	$1,663	$460	$1,203

Revenues from our North American operations decreased $136 million in the second quarter of 2008 compared to the same period last year. Higher aftermarket sales were more than offset by lower North American OE revenues. North American OE emission control revenues were down $134 million in the second quarter of 2008. Excluding substrate sales, revenues were down $60 million compared to last year. This decrease was primarily due to significant reduction in customer light truck production which included the Ford Super Duty gas and diesel pick up trucks, GM’s three-quarter ton gasoline powered pick-up trucks, GM’s light duty pick-up trucks and vans with the Duramax diesel engines and the Dodge Ram. North American OE ride control revenues for the second quarter of 2008 were down $11 million from the prior year. Revenues from our recently acquired Kettering, Ohio ride-control operations helped partially offset the significantly lower light truck and SUV production. Our total North American OE revenues, excluding substrate sales and currency, decreased 18 percent in the second quarter of 2008 compared to second quarter of 2007. The second quarter North American light truck production rate decreased 23 percent while production rates for passenger cars fell four percent. Aftermarket revenues for North America were $158 million in the second quarter of 2008, an increase of $9 million compared to the prior year, driven by higher volumes in both product lines due to sales to new customers. Aftermarket ride control revenues excluding currency increased four percent in the second quarter of 2008 while aftermarket emission control revenues excluding currency increased 10 percent in the second quarter of 2008.

Our geographic diversification benefitted us in the quarter as our European, South American and Indian segment’s revenues increased $97 million, or 14 percent, in the second quarter of 2008 compared to last year. The second quarter total European light vehicle industry production increased six percent from the second quarter of

2007. Europe OE emission control revenues of $447 million in the second quarter of 2008 were up 10 percent as compared to the second quarter of last year. Excluding substrate sales and a favorable impact of $54 million due to currency, Europe OE emission control revenues decreased two percent over 2007, primarily due to less than prior year alloy surcharge recovery as nickel alloy costs were lower in the current year. Improved volumes on the BMW 1 and 3 series, Mini and VW Golf helped partially offset the emission control decrease. Europe OE ride control revenues of $131 million in the second quarter of 2008 were up 23 percent year-over-year. Excluding currency, revenues increased by nine percent in the 2008 second quarter due to favorable volumes on the Suzuki Splash, VW Passat and Mercedes C-class. Lower volumes on the Audi A4 and A6 and the Renault Scenic partially offset the ride control increase. European aftermarket revenues increased $5 million in the second quarter of 2008 compared to last year. When adjusted for currency, aftermarket revenues were down seven percent year over year. Excluding the $8 million impact of currency, ride control aftermarket revenues were flat compared to prior year. Emission control aftermarket revenues were down $10 million, excluding $7 million in currency benefit, due to overall market declines. South American and Indian revenues were $108 million during the second quarter of 2008, compared to $81 million in the prior year. Stronger OE and aftermarket sales and currency appreciation drove this increase.

Our geographic diversification further benefitted us as revenues from our Asia Pacific segment increased $27 million to $162 million in the second quarter of 2008 compared to the same period last year. Excluding the impact of substrate sales and currency, revenues increased to $115 million from $98 million in the prior year. Asian revenues for the second quarter of 2008 were $105 million, up 23 percent from last year. This increase was primarily due to higher OE sales in China. Second quarter revenues for Australia increased 13 percent to $57 million. Excluding substrate sales and favorable currency of $7 million, Australian revenue was up $4 million.

Net Sales and Operating Revenues for the Six Months Ended June 30, 2008 and 2007

	Six Months Ended June 30, 2008
				Substrate	Revenues
				Sales	Excluding
			Revenues	Excluding	Currency and
		Currency	Excluding	Currency	Substrate
	Revenues	Impact	Currency	Impact	Sales
	(Millions)

North America Original Equipment
Ride Control	$233	$—	$233	$—	$233
Emission Control	833	2	831	409	422

Total North America Original Equipment	1,066	2	1,064	409	655
North America Aftermarket
Ride Control	212	2	210	—	210
Emission Control	79	2	77	—	77

Total North America Aftermarket	291	4	287	—	287
Total North America	1,357	6	1,351	409	942
Europe Original Equipment
Ride Control	260	33	227	—	227
Emission Control	873	109	764	272	492

Total Europe Original Equipment	1,133	142	991	272	719
Europe Aftermarket
Ride Control	116	14	102	—	102
Emission Control	100	12	88	—	88

Total Europe Aftermarket	216	26	190	—	190
South America & India	202	22	180	28	152
Total Europe, South America & India	1,551	190	1,361	300	1,061
Asia	195	19	176	54	122
Australia	108	14	94	9	85

Total Asia Pacific	303	33	270	63	207

Total Tenneco	$3,211	$229	$2,982	$772	$2,210

	Six Months Ended June 30, 2007
				Substrate	Revenues
				Sales	Excluding
			Revenues	Excluding	Currency and
		Currency	Excluding	Currency	Substrate
	Revenues	Impact	Currency	Impact	Sales
	(Millions)

North America Original Equipment
Ride Control	$265	$—	$265	$—	$265
Emission Control	905	—	905	432	473

Total North America Original Equipment	1,170	—	1,170	432	738
North America Aftermarket
Ride Control	208	—	208	—	208
Emission Control	75	—	75	—	75

Total North America Aftermarket	283	—	283	—	283
Total North America	1,453	—	1,453	432	1,021
Europe Original Equipment
Ride Control	214	—	214	—	214
Emission Control	793	—	793	284	509

Total Europe Original Equipment	1,007	—	1,007	284	723
Europe Aftermarket
Ride Control	100	—	100	—	100
Emission Control	104	—	104	—	104

Total Europe Aftermarket	204	—	204	—	204
South America & India	151	—	151	19	132
Total Europe, South America & India	1,362	—	1,362	303	1,059
Asia	155	—	155	56	99
Australia	93	—	93	12	81

Total Asia Pacific	248	—	248	68	180

Total Tenneco	$3,063	$—	$3,063	$803	$2,260

Revenues from our North American operations decreased $96 million in the first six months of 2008 compared to the same period last year. Higher aftermarket revenues were more than offset by lower OE revenues. North American OE emission control revenues were down $72 million in the first six months of 2008. Excluding substrate sales and currency impact, revenues were down $51 million compared to last year. This decrease was primarily due to significantly lower light vehicle OE production, as discussed in the three month discussion above. North American OE ride control revenues for the first six months of 2008 were down $32 million from the prior year. The increase to ride control revenues from our recently acquired Kettering, Ohio ride-control operations was more than offset by the significantly lower customer production schedules. Our total North American OE revenues, excluding substrate sales and currency, decreased 11 percent in the first six months of 2008 compared to the first six months of 2007, consistent with the North American light vehicle production rate decrease of 12 percent. Aftermarket revenues for North America were $291 million in the first six months of 2008, an increase of $8 million compared to the prior year, driven by higher sales in both product lines. Sales to new customers drove the increase. Excluding currency, aftermarket ride control revenues increased one percent in the first six months of 2008 while aftermarket emission control revenues increased three percent in the first six months of 2008.

Our geographic diversification benefitted us as our European, South American and Indian segment’s revenues increased $189 million, or 14 percent, in the first six months of 2008 compared to last year. The first six months total European light vehicle industry production increased five percent from the first six months of 2007. Europe OE emission control revenues of $873 million in the first six months of 2008 were up 10 percent as compared to the first six months of last year. Excluding substrate sales and a favorable impact of $109 million due to currency, Europe OE emission control revenues decreased four percent over 2007, primarily due to less than prior year alloy surcharge recovery as nickel alloy costs are lower in the current year. Europe OE ride control revenues of $260 million in the first six months of 2008 were up 22 percent year-over-year. Excluding currency, revenues increased by six percent in the first six months of 2008 due to improved volumes on the VW Passat and Mercedes C-class both equipped with our electronic shocks. European aftermarket revenues increased $12 million in the first six months of 2008 compared to last year. When adjusted for currency, aftermarket revenues were down six percent. Excluding the $14 million impact of currency, ride control aftermarket revenues were up four percent due to strong volumes and improved pricing. Emission control aftermarket revenues were down 16 percent, excluding $12 million in currency benefit, due to lower volumes which more than offset improved pricing. South American and Indian revenues were $202 million during the first six months of 2008, compared to $151 million in the prior year. Stronger OE and aftermarket sales and currency appreciation drove this increase.

Our geographic diversification further benefitted us as revenues from our Asia Pacific segment, increased $55 million to $303 million in the first six months of 2008 compared to the same period last year. Excluding the impact of substrate sales and currency, revenues increased to $207 million from $180 million in the prior year. Asian revenues for the first six months of 2008 were $195 million, up 25 percent from last year. This increase was primarily due to higher OE sales in China driven by new launches and higher emission control volumes on existing platforms. Revenues for the first six months of 2008 for Australia increased 17 percent to $108 million. Excluding substrate sales and favorable currency of $14 million, Australian revenue was up $4 million.

EBIT for the three months ended June 30, 2008 and 2007

	Three Months	Three Months
	Ended	Ended
	June 30, 2008	June 30, 2007	Change
	(Millions)

North America	$17	$50	$(33)
Europe, South America & India	48	45	3
Asia Pacific	10	8	2

	$75	$103	$(28)

The EBIT results shown in the preceding table include the following items, certain of which are discussed below under “Restructuring and Other Charges,” which have an effect on the comparability of EBIT results between periods:

	Three Months
	Ended
	June 30,
	2008	2007
	(Millions)

North America
Restructuring and restructuring-related expenses	$1	$—
Changeover costs for new aftermarket customers(1)	7	—
Europe, South America & India
Restructuring and restructuring-related expenses	3	2
Asia Pacific
Restructuring and restructuring-related expenses	2	—

(1)	Represents costs associated with changing new aftermarket customers from their prior suppliers to an inventory of our products. Although our aftermarket business regularly incurs changeover costs, we specifically identify in the table above those changeover costs that, based on the size or number of customers involved, we believe are of an unusual nature for the quarter in which they were incurred.

EBIT for North American operations decreased to $17 million in the second quarter of 2008, from $50 million one year ago. OE industry production volume declines, including the industry’s union labor strikes, and unfavorable vehicle mix shift negatively impacted EBIT by $27 million. Lower manufacturing cost absorption driven by significant downward changes to customer production schedules reduced EBIT by an additional $12 million. Higher depreciation expense of $2 million related to capital expenditures to support our sizeable 2007 emission control platform launches further reduced EBIT. North America’s second quarter 2008 EBIT was also negatively impacted by $1 million in restructuring and restructuring-related costs and $7 million of changeover costs for new aftermarket customers. Currency had a $1 million unfavorable impact on North American EBIT. These decreases were partially offset by higher aftermarket volumes and new OE platform launches in both emission and ride control business which combined to impact EBIT favorably by $9 million as well as focused spending reduction efforts to help counter the eroding North American industry environment, mainly in lower selling, general and administrative costs.

Our European, South American and Indian segment’s EBIT was $48 million for the second quarter of 2008 compared to $45 million during the same period last year. Higher OE volumes, lower net alloy surcharges, manufacturing efficiencies, as well as favorable currency of $2 million drove the increase. These increases were partially offset by lower European aftermarket sales. Restructuring and restructuring-related expenses of $3 million were included in the second quarter of 2008 compared to $2 million in the second quarter of 2007.

EBIT for our Asia Pacific segment in the second quarter of 2008 was $10 million compared to $8 million in the second quarter of 2007. Increased OE volumes impacted EBIT by $2 million mainly in China, favorable currency of $1 million and operational improvements drove the increase. Included in the second quarter of 2008’s EBIT was $2 million in restructuring and restructuring related expenses.

Currency had a $2 million favorable impact on overall company EBIT for the three months ended June 30, 2008, as compared to the prior year.

EBIT as a Percentage of Revenue

	Three Months
	Ended
	June 30,
	2008	2007

North America	3%	6%
Europe, South America & India	6%	6%
Asia Pacific	6%	6%
Total Tenneco	5%	6%

In North America, EBIT as a percentage of revenue for the second quarter of 2008 was three percentage points less than last year. Lower OE production of light trucks and SUVs, lower manufacturing cost absorption driven by the reduced OE production, higher spending on selling, general and administrative costs due to aftermarket changeover costs and increased depreciation expense were partially offset by the impact to EBIT margin due to increased aftermarket sales. During the second quarter of 2008, North American results also included higher restructuring and restructuring-related charges. In Europe, South America and India, EBIT margin for the second quarter of 2008 was even with prior year. Higher OE volumes, lower net alloy surcharges, favorable currency and manufacturing efficiencies were offset by higher restructuring costs. Restructuring and restructuring-related expenses were $1 million more than the prior year. EBIT as a percentage of revenue for our Asia Pacific segment remained even versus prior year. Volume increases in China, favorable currency and manufacturing efficiencies were offset by increased restructuring and restructuring-related expenses, which were $2 million more than the prior year.

EBIT for the Six Months Ended June 30, 2008 and 2007

	Six Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2007	Change
	(Millions)

North America	$26	$80	$(54)
Europe, South America & India	73	58	15
Asia Pacific	15	14	1

	$114	$152	$(38)

The EBIT results shown in the preceding table include the following items, certain of which are discussed below under “Restructuring and Other Charges,” which have an effect on the comparability of EBIT results between periods:

	Six Months
	Ended
	June 30,
	2008	2007
	(Millions)

North America
Restructuring and restructuring-related expenses	$2	$1
Changeover costs for new aftermarket customers(1)	7	—
Europe, South America & India
Restructuring and restructuring-related expenses	6	3
Asia Pacific
Restructuring and restructuring-related expenses	2	—

(1)	Represents costs associated with changing new aftermarket customers from their prior suppliers to an inventory of our products. Although our aftermarket business regularly incurs changeover costs, we specifically identify in the table above those changeover costs that, based on the size or number of customers involved, we believe are of an unusual nature for the quarter in which they were incurred.

EBIT from North American operations decreased to $26 million in the first six months of 2008, from $80 million one year ago. The decline was primarily related to lower OE production volumes, including the industry union strikes, and a vehicle mix shift from light truck and SUVs to passenger cars. The OE production volume declines and the vehicle mix shift reduced EBIT by $40 million for the first six months of 2008. Lower manufacturing cost absorption driven by the decline in overall OE production volumes reduced EBIT by $12 million. Higher depreciation expense of $5 million, resulting from capital expenditures to support our 2007 emission control platform launches, negatively impacted EBIT. In the first six months of 2008, North American EBIT was also negatively impacted by $1 million of higher restructuring and restructuring-related expenses and $7 million of new aftermarket customer changeover costs. These decreases were partially offset by higher aftermarket volumes and new OE platform launches in both emission and ride control business which had a combined favorable EBIT impact of $12 million.

Our European, South American and Indian segment’s EBIT was $73 million for the first six months of 2008 compared to $58 million during the same period last year. The improvement was driven by significant manufacturing efficiencies which favorably impacted EBIT by $16 million. Lower net alloy surcharges of $5 million and reduced selling, general and administrative spending of $8 million also benefited EBIT. These improvements were partially offset by increased spending of $5 million on engineering as we invest in future programs and technologies and higher steel costs of $8 million. Restructuring and restructuring-related expenses of $6 million were included in first six months’ EBIT of 2008, an increase of $3 million from the same period last year. Currency had a $2 million favorable impact on the first six months’ EBIT of 2008.

EBIT for our Asia Pacific segment in the first six months of 2008 was $15 million compared to $14 million in the first six months of 2007. Increased volumes, mainly in China, increased EBIT by $6 million while favorable currency had a $2 million impact on EBIT. Those benefits were partially offset by increased selling, general and administrative expenses of $2 million, higher steel costs of $2 million and increased depreciation expense of $1 million. Included in the first six months of 2008’s EBIT was $2 million of restructuring and restructuring-related expenses.

Currency had a $4 million favorable impact on overall company EBIT for the six months ended June 30, 2008, as compared to the prior year.

EBIT as a Percentage of Revenue

	Six Months
	Ended
	June 30,
	2008	2007

North America	2%	6%
Europe, South America & India	5%	4%
Asia Pacific	5%	6%
Total Tenneco	4%	5%

In North America, EBIT as a percentage of revenue for the first six months of 2008 was four percentage points less than last year. The benefits from our higher aftermarket sales were more than offset by lower OE volumes, lower manufacturing cost absorption due to the reduced OE volumes, higher depreciation costs, and increased investments in engineering. During the first six months of 2008, North American results include higher restructuring and restructuring-related charges and aftermarket changeover costs. In Europe, South America and India, EBIT margin for the first six months of 2008 was one percentage point better than prior year. Reduced spending on selling, general and administrative costs, lower net alloy surcharges, favorable currency and manufacturing efficiencies were partially offset by higher engineering and depreciation costs. Restructuring and restructuring-related expenses were more than prior year. EBIT as a percentage of revenue for our Asia Pacific segment decreased one percentage point in the first six months of 2008 versus the prior year. OE production increases mainly in China and favorable currency were more than offset by higher restructuring and restructuring-related expenses and increased selling, general, and administrative costs.

Interest Expense, Net of Interest Capitalized

We reported interest expense of $33 million ($25 million in our U.S. operations and $8 million in our foreign operations) in the second quarter of 2008 compared to $40 million ($39 million in the U.S. and $1 million in our foreign operations) in the prior year. The requirement to mark to market the interest rate swaps described below increased interest expense by $4 million in the second quarter 2008 and increased interest expense by $3 million in the second quarter 2007. Interest expense decreased in the second quarter of 2008 compared to the prior year comparable period as a result of lower rates on both our variable debt and a portion of fixed rate debt.

We reported interest expense for the first half of 2008 of $58 million ($50 million in our U.S. operations and $8 million in our foreign operations), down from $80 million ($78 million in our U.S. operations and $2 million in our foreign operations) a year ago. The requirement to mark to market the interest rate swaps described below decreased interest expense by $1 million for the first six months of 2008, versus an increase to expense of $2 million in the first half of 2007. Included in the first six months of 2007 results was a $5 million charge to expense the unamortized portion of debt issuance costs related to our previous senior credit facility due to our debt refinancing in the first quarter of 2007.

We have three fixed-to-floating interest rate swaps that effectively convert $150 million of our 10 1/4 percent fixed interest rate senior secured notes into floating interest rates at an annual rate of LIBOR plus 5.68 percent. Based upon the current LIBOR rate of 4.08 percent (which is in effect until July 15, 2008) these swaps are expected to decrease our interest expense by $1 million in 2008 excluding any impact from marking the swaps to market. Since entering into these swaps, we have realized a net cumulative benefit of $3 million through June 30, 2008, in reduced interest payments. On June 30, 2008, we had $1.012 billion in long-term debt obligations that have fixed interest rates. Of that amount, $245 million is fixed through July 2013, $500 million is fixed through

November 2014, $250 million is fixed through November 2015, and the remainder is fixed from 2012 through 2025. Of the $245 million, $150 million has been swapped to floating and we also have $438 million in long-term debt obligations outstanding under our senior secured credit facility that are subject to variable interest rates. See Note 3 to the condensed consolidated financial statements of Tenneco Inc. and Consolidated Subsidiaries.

Income Taxes

We reported income tax expense of $27 million in the second quarter of 2008 which included a $13 million non-cash charge for tax liabilities mostly related to changes in intercompany billing arrangements. The effective tax rate for the second quarter of 2008 was 64 percent. We reported income tax expense of $20 million in the second quarter of 2007. The effective tax rate for the second quarter of 2007 was 32 percent.

Income tax expense was $32 million for the first six months of 2008, compared to $22 million for the first six months of 2007. The effective tax rate for the first half of 2008 was 57 percent as compared to 31 percent for the first six months of 2007.

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

Our recent restructuring activities began in the fourth quarter of 2001, when our Board of Directors approved a restructuring plan, a project known as Project Genesis, which was designed to lower our fixed costs, relocate capacity, reduce our work force, improve efficiency and utilization, and better optimize our global footprint. We have subsequently engaged in various other restructuring projects related to Project Genesis. We incurred $27 million in restructuring and restructuring-related costs during 2007, of which $23 million was recorded in cost of sales and $4 million was recorded in selling, general and administrative expense. In the second quarter of 2008, we incurred $6 million in restructuring and restructuring-related costs, of which $3 million was recorded in cost of sales and $3 million was recorded in selling, general and administrative expense. For the first six months of 2008, we incurred $10 million in restructuring and restructuring-related costs of which $6 million was recorded in cost of sales and $4 million in selling, general and administrative expense. Since Project Genesis was initiated, we have incurred costs of $165 million through June 30, 2008. We estimate that our current annual savings rate for completed projects is approximately $102 million. When all actions are complete, we expect an additional $11 million of annual savings.

Under the terms of our amended and restated senior credit agreement that took effect on March 16, 2007, we are allowed to exclude $80 million of cash charges and expenses, before taxes, related to cost reduction initiatives incurred after March 16, 2007 from the calculation of the financial covenant ratios required under our senior credit facility. As of June 30, 2008, we have excluded $33 million in allowable charges relating to restructuring initiatives against the $80 million available under the terms of the March 2007 amended and restated to the senior credit facility.

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

Earnings Per Share

We reported net income of $13 million or $0.26 per diluted common share for the second quarter of 2008, as compared to net income of $41 million or $0.85 per diluted common share for the second quarter of 2007. Included in the results for the second quarter of 2008 were negative impacts from expenses related to our restructuring and restructuring related activities, the negative impact of new aftermarket customer changeovers and tax charges. The net impact of these items decreased earnings per diluted share by $0.45. Included in the results for the second quarter of 2007 were negative impacts from expenses related to our restructuring activities which decreased earnings per diluted share by $0.03. Please read the Notes to the consolidated financial statements for more detailed information on earnings per share.

We reported net income of $19 million or $0.39 per diluted common share for the first half of 2008, as compared to net income of $46 million or $0.96 per diluted common share for the first half of 2007. Included in the results for the first half of 2008 were negative impacts from expenses related to our restructuring activities, the negative impact of new aftermarket customer changeovers and tax charges. The net impact of these items decreased earnings per diluted share by $0.52. Included in the results for the first half of 2007 were negative impacts from expenses related to our restructuring activities and charges relating to refinancing in the first quarter. The net impact of these items decreased earnings per diluted share by $0.13.

Cash Flows for the Three Months Ended June 30, 2008 and 2007

	Three Months	Three Months
	Ended	Ended
	June 30, 2008	June 30, 2007
	(Millions)

Cash provided (used) by:
Operating activities	$61	$67
Investing activities	(85)	(38)
Financing activities	28	(8)

Operating Activities

For the three months ended June 30, 2008, operating activities provided $61 million in cash compared to $67 million in cash provided during the same period last year. For the three months ended June 30, 2008, cash used for working capital was $16 million versus $15 million for the three months ended June 30, 2007. Receivables were a use of cash of $61 million compared to a use of cash of $111 million in the prior year. The lower use of cash for receivables reflects the lower production activity in the U.S. as our OE customers reduced production in the quarter as well as an increase of $45 million in securitized accounts receivable. Inventory cash flow changed only slightly, representing a cash outflow of $4 million during the three months ended June 30, 2008 versus a cash inflow of $3 million in the prior year. Accounts payable provided cash of $29 million compared to last year’s cash inflow of $91 million driven by the lower level of U.S. production and lower days payable outstanding. The change in other operating cash flow is mostly related to a change in non-current liabilities driven by the tax liability recorded in the quarter as explained above. Cash taxes were $12 million for the three months ended June 30, 2008, compared to $20 million in the prior year.

One of our European subsidiaries receives payment from one of its OE customers whereby the accounts receivable are satisfied through the delivery of negotiable financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets as they do not meet our definition of cash equivalents. The amount of these financial instruments that was collected before their maturity date totaled $10 million as of June 30, 2008, compared with $21 million at the same date in 2007. No negotiable financial instruments were held by our European subsidiary as of June 30, 2008 or June 30, 2007.

In certain instances several of our Chinese subsidiaries receive payment from OE customers and satisfy vendor payments through the receipt and delivery of negotiable financial instruments. Financial instruments used to satisfy vendor payables and not redeemed totaled $14 million and $11 million at June 30, 2008 and 2007, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $11 million and $6 million at June 30, 2008 and 2007, respectively, and were classified as other current assets. One of our Chinese subsidiaries that issues its own negotiable financial instruments to pay its vendors is required to maintain a cash balance at a financial institution that guarantees those financial instruments. No financial instruments were outstanding at that Chinese subsidiary as of June 30, 2008. As of June 30, 2007 the required cash balance was less than $1 million and was classified as cash and cash equivalents.

The negotiable financial instruments received by one of our European subsidiaries and some of our Chinese subsidiaries are checks drawn by our OE customers and guaranteed by their banks that are payable at a future date. The use of these instruments for payment follows local commercial practice. Because negotiable financial instruments are financial obligations of our customers and are guaranteed by our customers’ banks, we believe they represent a lower financial risk than the outstanding accounts receivable that they satisfy which are not guaranteed by a bank.

Investing Activities

Cash used for investing activities was $47 million higher in the second quarter of 2008 compared to the same period a year ago. Cash payments for plant, property and equipment were $64 million in the second quarter of 2008 versus payments of $36 million in the second quarter of 2007. The increase of $28 million in cash payments for plant, property and equipment was to support new business that has been awarded for 2010 and 2011. Cash of $19 million was used to acquire the Kettering, Ohio ride control operations during the second quarter of 2008. Cash payments for software-related intangible assets were $3 million in the second quarter of 2008 compared to $4 million in the second quarter of 2007.

Financing Activities

Cash flow from financing activities was an $28 million inflow in the second quarter of 2008 compared to an outflow of $8 million in the same period of 2007. The increase was mainly due to borrowings against our revolver.

Cash Flows for the Six Months Ended June 30, 2008 and 2007

	Six Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2007
	(Millions)

Cash provided (used) by:
Operating activities	$(6)	$(26)
Investing activities	(152)	(83)
Financing activities	115	61

Operating Activities

For the six months ended June 30, 2008, operating activities used $6 million in cash compared to $26 million in cash used during the same period last year. For the six months ended June 30, 2008, cash used for working capital was $155 million versus $154 million for the six months ended June 30, 2007. Receivables were a use of cash of $148 million compared to a cash use of $312 million in the prior year. Inventory represented a cash outflow of $47 million during the six months ended June 30, 2008, an improvement of $24 million over the prior year. The year-over-year improvement in cash for both accounts receivable and inventory was primarily a result of higher working capital requirements for our new platform launches in North America in 2007. Accounts payable provided cash of $45 million, a decrease from last year’s cash inflow of $241 million. This decrease also primarily resulted from the working capital activity in 2007 for our new platform launches in North America. The increase in other operating cash flow was primarily due to the non-cash tax liability charge referred to above and a decrease in long-term assets mainly related to engineering reimbursement arrangements with other customers. Cash taxes were $24 million for the six months ended June 30, 2008, compared to $28 million in the prior year.

Investing Activities

Cash used for investing activities was $69 million higher in the first half of 2008 compared to the same period a year ago. Cash payments for plant, property and equipment were $127 million in the first half of 2008 versus payments of $75 million in the first six months of 2007. The increase of $52 million in cash payments for plant, property and equipment was to support new programs launching in 2010 and 2011 to meet the stricter emission regulations. Cash of $19 million was used to acquire ride control assets at Delphi’s Kettering, Ohio location during the first half of 2008. Cash payments for software-related intangible assets were $8 million in the first six months of 2008 compared to $11 million in the first six months of 2007.

Financing Activities

Cash flow from financing activities was a $115 million inflow in the first six months of 2008 compared to an inflow of $61 million in the same period of 2007. The primary reason for the change is attributable to an increase in borrowings to fund capital spending for future growth .

Outlook

For the second half of the year, North American light vehicle production levels are expected to remain volatile due to overall weak vehicle sales and a continued mix shift away from light trucks and SUVs. We should benefit from our recent Kettering, Ohio acquisition, which produces ride control systems for passenger cars. We will continue to closely watch market conditions, specifically trends in light vehicle purchases by consumers and fuel prices in North America.

Although European economic indicators are weakening, Global Insight projects that production will be up 2 percent year-over-year for the second half of the year, with western Europe’s estimated production decline of 1 percent more than offset by eastern Europe’s estimated 9 percent production growth. Global Insight projects production to grow in the second half of the year in South America and India by 9 percent and 19 percent, respectively. Global Insight’s second half of the year production estimate for China is a 16 percent increase. However, due to China’s increasing fuel costs, rising inflation, and the recent earthquake, we expect this estimate to moderate. We anticipate that the global aftermarket will be relatively flat to slightly down. We will continue to support our strong brands and aggressively pursue new customers, actions that we hope will counter any continued softness in the aftermarket.

Global Insight projects that full year light vehicle production for North America will be down 11 percent, while total Europe industry production will increase 4 percent. In addition, Global Insight projects full year production will increase year-over-year in South America by 13 percent, in India by 11 percent and in China by 16 percent. We anticipate the growth in these regions will help mitigate the impact of the weak North American market.

Tenneco’s guidance from the beginning of this year on its 2008 and 2009 global original equipment revenue is no longer applicable given the challenging economic conditions facing the automotive industry in North America and around the world. We are not providing a specific update to our 2008 and 2009 guidance due to the volatility of market conditions in North America and the uncertainties around customer restructurings and plant shut-downs. We will continue to focus globally on increasing productivity and cost improvements through Six Sigma, Lean manufacturing and restructuring activities. In North America, we may take additional restructuring actions as we adjust operations in the declining North American production environment, taking into account our capacity needs for future growth, particularly in the commercial vehicle segment. We have taken action to reduce salaried headcount in North America, and expect to record restructuring charges of $5 million for these actions in the third quarter of 2008.

We continue to expect that we can achieve an average compounded annual OE revenue growth rate of 11% to 13% between 2008 and 2012. We expect half of this growth to be generated in the commercial vehicle market with significant new emission control business for on-road and off-road applications. We have been awarded 37 development or production contracts globally to supply diesel after-treatment technologies to meet stricter emissions regulations that take effect in various regions of the world starting in 2010. These include more than 20 commercial vehicle contracts for on-road and off-road (construction and agriculture) applications. We announced last month that we will be working with Caterpillar Inc. to develop and produce diesel engine after-treatment systems for Caterpillar engines to meet stricter diesel emissions regulations that phase in beginning in 2011.

Our guidance on steel cost increases from earlier this year has changed. Rising alloy surcharges for chrome in North America and soaring carbon steel prices worldwide are having a greater impact on costs than foreseen at the beginning of 2008. While we have substantial protection from much of the current steel inflation for 2008 due to our annual contracts, we do have some shorter term contracts and renewals that occur during the course of the year. As such we are now forecasting 2008 steel cost increases of $50-$60 million versus our earlier estimate of $40 million. We believe we will offset these cost increases through our cost reduction efforts, aftermarket pricing and OE customer price recoveries. As current contracts expire, and we move into 2009, we are expecting an even more significant acceleration of these costs. Recovery discussions are already underway with our customers to pass these costs on to the market.

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

Revenue Recognition

We recognize revenue for sales to our original equipment and aftermarket customers when title and risk of loss pass to the customers under the terms of our arrangements with those customers, which is usually at the time of shipment from our plants or distribution centers. In connection with the sale of exhaust systems to certain original equipment manufacturers, we purchase catalytic converters and diesel particulate filters or components thereof including precious metals (“substrates”) on behalf of our customers which are used in the assembled system. These substrates are included in our inventory and “passed through” to the customer at our cost, plus a small margin, since we take title to the inventory and are responsible for both the delivery and quality of the finished product. Revenues recognized for substrate sales were $822 million, and $803 million for the first six months of 2008 and 2007, respectively. For our aftermarket customers, we provide for promotional incentives and returns at the time of sale. Estimates are based upon the terms of the incentives and historical experience with returns. Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis. Shipping and handling costs billed to customers are included in revenues and the related costs are included in cost of sales in our Statements of Income (Loss).

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

Pre-production Design and Development and Tooling Assets

We expense pre-production design and development costs as incurred unless we have a contractual guarantee for reimbursement from the original equipment customer. We had long-term receivables of $18 million and $20 million on the balance sheet at June 30, 2008 and December 31, 2007, respectively, for guaranteed pre-production design and development reimbursement arrangements with our customers. In addition, plant, property and equipment includes $60 million and $62 million at June 30, 2008 and December 31, 2007, respectively, for original equipment tools and dies that we own. Prepayments and other includes $53 million and $33 million at

June 30, 2008 and December 31, 2007, respectively, for in-process tools and dies that we are building for our original equipment customers.

Income Taxes

We have a U.S. Federal tax net operating loss carryforward (“NOL”) at December 31, 2007, of $518 million, which will expire in varying amounts from 2020 to 2027. The federal tax effect of that NOL is recorded as a deferred tax asset of $181 million at December 31, 2007. In the first six months of 2008, we recorded an additional $19 million in deferred tax assets. We also have state NOL carryforwards at December 31, 2007 of $767 million, which will expire in various years through 2027. The tax effect of the state NOL, net of a valuation allowance, is recorded as a deferred tax asset of $40 million at December 31, 2007 and $39 million at June 30, 2008. We estimate, based on available evidence both positive and negative, that it is more likely than not that we will utilize these NOLs within the prescribed carryforward period. That estimate is based upon our expectations regarding taxable income of our U.S. operations and the implementation of available tax planning strategies that increase U.S. taxable income and accelerate usage of the NOL. Circumstances that could change that estimate include future U.S. earnings at lower than expected levels, resulting, for example, from a further deterioration in the production schedules and vehicle mix of our OE customers or significant additional increases in material costs that we are unable to recover from our customers, or a majority ownership change as defined in the rules of the U.S. tax law. If that estimate that it is more likely than not that we will utilize these NOLs changes, we would be required to cease recognizing an income tax benefit for any new NOL and could be required to record a reserve for some or all of the asset currently recorded on our balance sheet.

Stock-Based Compensation

Effective January 1, 2006, we began accounting for our stock-based compensation plans in accordance with SFAS No. 123(R), “Share-Based Payment,” which requires a fair value method of accounting for compensation costs related to our stock-based compensation plans. Under the fair value method recognition provision of the statement, a share-based payment is measured at the grant date based upon the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards requires judgment in estimating employee and market behavior. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted. As of June 30, 2008, there is approximately $4 million, net of tax, of total unrecognized compensation costs related to these stock-based awards that is expected to be recognized over a weighted average period of 1.3 years as compared to $5 million, net of tax, and a weighted average period of 1.2 years as of June 30, 2007.

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

Except in the U.K., our pension plans generally do not require employee contributions. Our policy is to fund our pension plans in accordance with applicable U.S. and foreign government regulations and to make additional payments as funds are available to achieve full funding of the accumulated benefit obligation. At June 30, 2008, all legal funding requirements had been met. Other postretirement benefit obligations, such as retiree medical, and certain foreign pension plans are not funded.

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

Changes in Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” FSP EITF 03-6-1 requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating and shall be included in the computation of EPS pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. We are evaluating FSP EITF 03-6-1 to determine the effect on our condensed consolidated financial statements and related disclosures.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with generally accepted accounting principles. This statement will be effective 60 days after the Securities and Exchange Commission approves the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not anticipate the adoption of SFAS No. 162 will have a material effect on our condensed consolidated financial statements.

In April 2008, the FASB issued FSP 142-3, “Determination of Useful Life of Intangible Assets.” FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” and requires additional disclosure relating to an entity’s renewal or extension of recognized intangible assets. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We do not expect the adoption of FSP 142-3 to have a material impact on our condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities including how and why an entity uses derivative instruments, how an entity accounts for derivatives and hedges and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are evaluating SFAS No. 161 to determine the effect on our condensed consolidated financial statement disclosures.

In February 2008, the FASB issued FSP 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” FSP 140-3 provides guidance on accounting for a transfer of a financial asset and a repurchase financing which is a repurchase agreement that relates to a previously transferred financial asset between the same counterparties that is entered into contemporaneously with, or in contemplation of, the initial transfer. FSP 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We are evaluating FSP 140-3 to determine the effect on our condensed consolidated financial statements and related disclosures.

In February 2008, the FASB issued FSP 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13.” FSP 157-1 provides a scope exception to SFAS No. 157 which does not apply under Statement 13 and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. FSP 157-1 is effective upon the initial adoption of SFAS No. 157. FSP 157-1 did not have a material impact to our condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS No. 141(R)). SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, contractual contingencies and any noncontrolling interest in the acquiree at the acquisition date at their fair values as of that date. SFAS No. 141(R) provides guidance on the accounting for acquisition-related costs, restructuring costs related to the acquisition and the measurement of goodwill and a bargain purchase. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after December 15, 2008. We do not expect the adoption of this statement to have a material impact to our condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51.” SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarified that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and provides for expanded disclosure in the consolidated financial statements relating to the interests of the parent’s owners and the interests of the noncontrolling owners of the subsidary. SFAS No. 160 applies prospectively (except for the presentation and disclosure requirements) for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. The presentation and disclosure requirements will be applied retrospectively for all periods presented. We are evaluating this statement to determine the effect on our condensed consolidated financial statements and related disclosures.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulleting No. 110 (SAB 110). SAB 110 amends and replaces Question 6 of Section D.2 Topic 14, “Share-Based Payment.” Question 6 of Topic 14:D.2 (as amended) expresses the views of the staff regarding the use of a “simplified” method in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)). SAB 110 is effective January 1, 2008. The adoption of SAB 110 had no impact to our condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” This statement defines fair value, establishes a fair value hierarchy for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. FSP 157-2 issued in February 2008 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We have adopted the measurement and disclosure impact of SFAS No. 157 relating to our financial assets and financial liabilities which are measured on a recurring basis (at least annually) effective January 1, 2008. See Note 2 to the condensed consolidated financial statements of Tenneco Inc. and Consolidated Subsidiaries. We do not expect the adoption of the nonfinancial assets and nonfinancial liabilities portion of SFAS No. 157 to have a material impact to our condensed consolidated financial statements.

In June 2007, the Emerging Issues Task Force (EITF) issued EITF 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 provides the final consensus on the application of paragraphs 62 and 63 of SFAS No. 123(R) on the accounting for income tax benefits relating to the payment of dividends on equity-classified employee share-based payment awards that are charged to retained earnings. EITF 06-11 affirms that the realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in-capital. Additionally, EITF 06-11 provides guidance on the amount of tax benefits from dividends that are reclassified from additional paid-in-capital to the income statement when an entity’s estimate of forfeitures changes. EITF 06-11 is effective prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The adoption of EITF 06-11, on January 1, 2008, did not have a material impact on our condensed consolidated financial statements.

In June 2007, the EITF issued EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” EITF 07-3 requires the deferral and capitalization of nonrefundable advance payments for goods or services that an entity will use in research and development activities pursuant to an executory contractual agreement. Expenditures which are capitalized under EITF 07-3 should be expensed as the goods are delivered or the related services are performed. EITF 07-3 is effective prospectively for fiscal years beginning after December 15, 2007 and interim periods within those fiscal years. EITF 07-3 is applicable to new contracts entered into after the effective date of this Issue. The adoption of EITF 07-3 on January 1, 2008, did not have a material impact on our condensed consolidated financial statements.

In April 2007, the FASB issued Interpretation No. 39-1, “Amendment of FASB Interpretation No. 39” (FIN 39-1). This amendment allows a reporting entity to offset fair value amounts recognized for derivative instruments with fair value amounts recognized for the right to reclaim or realize cash collateral. Additionally, this amendment requires disclosure of the accounting policy on the reporting entity’s election to offset or not offset amounts for derivative instruments. FIN 39-1 is effective for fiscal years beginning after November 15, 2007. The adoption of FIN 39-1 did not have a material impact on our condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits companies to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning on or after November 15, 2007. As we did not elect the fair value option, the adoption of SFAS 159 did not have a material effect on our condensed consolidated financial statements and related disclosures.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” Part of this Statement was effective as of December 31, 2006, and requires companies that have defined benefit pension plans and other postretirement benefit plans to recognize the funded status of those plans on the balance sheet on a prospective basis from the effective date. The funded status of these plans is determined as of the plans’ measurement dates and represents the difference between the amount of the obligations owed to participants under each plan (including the effects of future salary increases for defined benefit plans) and the fair value of each plan’s assets dedicated to paying those obligations. To record the funded status of those plans, unrecognized prior service costs and net actuarial losses experienced by the plans will be recorded in the Accumulated Other Comprehensive Loss section of shareholders’ equity on the balance sheet. The initial adoption as of December 31, 2006 resulted in a reduction of Accumulated Other Comprehensive Loss in shareholders’ equity of $59 million.

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

Liquidity and Capital Resources

Capitalization

	June 30,	December 31,
	2008	2007	% Change
	(Millions)

Short-term debt and current maturities	$46	$46	—%
Long-term debt	1,446	1,328	9

Total debt	1,492	1,374	9

Total minority interest	33	31	6
Shareholders’ equity	489	400	22

Total capitalization	$2,014	$1,805	12

General.  Short-term debt, which includes the current portion of long-term obligations and borrowings by foreign subsidiaries, was $46 million as of June 30, 2008 and December 31, 2007. Borrowings under our revolving credit facilities, which are classified as long-term debt, were approximately $288 million and $169 million as of June 30, 2008 and December 31, 2007, respectively. The overall increase in debt resulted primarily from a seasonal increase in working capital levels.

The year-to-date increase in shareholders’ equity primarily resulted from $66 million of translation of foreign balances into U.S. dollars and net income of $19 million. While our book equity balance was small at June 30, 2008, it had no effect on our business operations. We have no debt covenants that are based upon our book equity, and there are no other agreements that are adversely impacted by our relatively low book equity.

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

In June 2008, we announced an offering to exchange $250 million principal amount of 8 1/8 percent Senior Notes due on 2015 which have been registered under the Securities Act of 1933, for and in replacement of all outstanding 8 1/8 percent Senior Notes due 2015 which we issued on November 20, 2007 in a private placement. The terms of the new notes are substantially identical to the terms of the notes for which they are being exchanged, except that the transfer restrictions and registration rights applicable to the original notes generally do not apply to the new notes. The exchange offer expired on June 30, 2008 and all notes were exchanged.

The realignment was designed to allow us to more rapidly use our U.S. net operating losses and reduce our cash tax payments. The ownership structure realignment involved a new European holding company which owns some of our foreign entities. We may further alter the components of the realignment from time to time. If market conditions permit, we may offer debt issued by the new European holding company. This realignment utilized part of our U.S. net operating tax losses. Consequently, we recorded a non-cash charge of $66 million in the fourth quarter of 2007.

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

In March 2007, we refinanced our $831 million senior credit facility. This transaction reduced the interest rates we pay on all portions of the facility. While the total amount of the new senior credit facility is $830 million, approximately the same as the previous facility, we changed the components of the facility to enhance our financial flexibility. We increased the amount of commitments under our revolving loan facility from $320 million to $550 million, reduced the amount of commitments under our tranche B-1 letter of credit/revolving loan facility from $155 million to $130 million and replaced the $356 million term loan B with a $150 million term loan A. As of June 30, 2008, the senior credit facility consisted of a five-year, $150 million term loan A maturing in March 2012, a five-year, $550 million revolving credit facility maturing in March 2012, and a seven-year $130 million tranche B-1 letter of credit/revolving loan facility maturing in March 2014.

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

Senior Credit Facility — Interest Rates and Fees.  As of June 30, 2008, borrowings under the term loan A facility and the tranche B-1 letter of credit/revolving loan facility bore interest at an annual rate equal to, at our option, either (i) the London Interbank Offering Rate plus a margin of 150 basis points; or (ii) a rate consisting of the greater of the JP Morgan Chase prime rate or the Federal Funds rate plus 50 basis points, plus a margin of 50 basis points. The interest margin for borrowings under the term loan A are subject to adjustment based on the consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA as defined in the senior credit facility agreement). The margin we pay on the term loan A and the tranche B-1 facility is reduced by 25 basis points following each fiscal quarter for which the consolidated net leverage ratio is less than 2.5 beginning in March 2007, and would increase by 25 basis points following each fiscal quarter for which the consolidated net leverage ratio exceeds 3.5. There is no cost to us for issuing letters of credit under the tranche B-1 letter of credit/revolving loan facility, however outstanding letters of credit reduce our availability to borrow revolving loans under this portion of the facility. If a letter of credit issued under this facility is subsequently paid and we do not reimburse the amount paid in full, then a ratable portion of each lender’s deposit would be used to fund the letter of credit. We pay the tranche B-1 lenders a fee which is equal to LIBOR plus 150 basis points. This fee is offset by the return on the funds deposited with the administrative agent which earn interest at a per annum rate approximately equal to LIBOR. Outstanding revolving loans reduce the funds on deposit with the administrative agent which in turn reduce the earnings of those deposits and effectively increases our interest expense at a per annum rate equal to LIBOR.

As of June 30, 2008, borrowings under the revolving credit facility bore interest at an annual rate equal to, at our option, either (i) the London Interbank Offering Rate plus a margin of 150 basis points; or (ii) a rate consisting of the greater of the JP Morgan Chase prime rate or the Federal Funds rate plus 50 basis points, plus a margin of 50 basis points. Letters of credit issued under the revolving credit facility accrue a letter of credit fee at a per annum rate of 150 basis points for the pro rata account of the lenders under such facility and a fronting fee for the ratable account of the issuers thereof at a per annum rate in an amount to be agreed upon payable quarterly in arrears. We also pay a commitment fee of 35 basis points on the unused portion of the revolving credit facility. The interest margins for borrowings and letters of credit issued under the revolving credit facility are subject to adjustment based on the consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA as defined in the senior credit facility agreement) measured at the end of each quarter. The margin we pay on the revolving credit facility is reduced by 25 basis points and the commitment fee we pay on the revolving credit facility is reduced by 5 basis points following each fiscal quarter for which the consolidated net leverage ratio is less than 2.5 beginning in March 2007. The margin and the commitment fee would increase by 25 basis points and 2.5 basis points, respectively, following each fiscal quarter for which the consolidated net leverage ratio exceeds 3.5.

Senior Credit Facility — Other Terms and Conditions.  As described above, we are highly leveraged. Our refinanced senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA, as defined in the senior credit facility agreement), and consolidated interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined under the senior credit facility agreement) at the end of each period indicated. Failure to maintain these ratios will result in a default under our senior credit facility. The financial ratios required under the amended and restated senior credit facility and, the actual ratios we achieved for the first and second quarter of 2008, are shown in the following tables:

	Quarter Ended
			June 30,		September 30,	December 31,
	March 31, 2008		2008		2008	2008
	Req.	Act.	Req.	Act.	Req.	Req.

Leverage Ratio (maximum)	4.00	2.79	4.00	2.92	4.00	4.00
Interest Coverage Ratio (minimum)	2.10	4.06	2.10	4.22	2.10	2.10

	2009	2010	2011	2012
	Req.	Req.	Req.	Req.

Leverage Ratio (maximum)	3.75	3.50	3.50	3.50
Interest Coverage Ratio (minimum)	2.25	2.40	2.55	2.75

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

In addition, the senior secured notes may be refinanced with (i) the net cash proceeds of incremental facilities and permitted refinancing indebtedness (as defined in the senior credit facility agreement), (ii) the net cash proceeds of any new senior or subordinated unsecured indebtedness, (iii) proceeds of revolving credit loans (as defined in the senior credit facility agreement), (iv) up to €200 million of unsecured indebtedness of the company’s foreign subsidiaries and (v) cash generated by the company’s operations.

The refinanced senior credit facility agreement also contains restrictions on our operations that are customary for similar facilities, including limitations on: (i) incurring additional liens; (ii) sale and leaseback transactions (except for the permitted transactions as described in the amended and restated agreement); (iii) liquidations and dissolutions; (iv) incurring additional indebtedness or guarantees; (v) investments and acquisitions; (vi) dividends and share repurchases; (vii) mergers and consolidations; and (viii) refinancing of subordinated and 10.25 percent senior secured notes. Compliance with these requirements and restrictions is a condition for any incremental borrowings under the senior credit facility agreement and failure to meet these requirements enables the lenders to require repayment of any outstanding loans. As of June 30, 2008, we were in compliance with all the financial covenants and operational restrictions of the facility.

Our senior credit facility does not contain any terms that could accelerate the payment of the facility as a result of a credit rating agency downgrade.

Senior Secured, Senior and Subordinated Notes.  As of June 30, 2008, our outstanding debt also includes $245 million of 10 1/4 percent senior secured notes due July 15, 2013, $250 million of 8 1/8 percent senior notes due November 15, 2015, and $500 million of 8 5/8 percent senior subordinated notes due November 15, 2014. We can redeem some or all of the notes at any time after July 15, 2008 in the case of the senior secured notes, November 15, 2009 in the case of the senior subordinated notes and November 15, 2011 in the case of the senior notes. If we sell certain of our assets or experience specified kinds of changes in control, we must offer to repurchase the notes. We are permitted to redeem up to 35 percent of the senior notes with the proceeds of certain equity offerings completed before November 15, 2010.

Our senior secured, senior and subordinated notes require that, as a condition precedent to incurring certain types of indebtedness not otherwise permitted, our consolidated fixed charge coverage ratio, as calculated on a proforma basis, be greater than 2.00. We have not incurred any of the types of indebtedness not otherwise permitted by the indentures. The indentures also contain restrictions on our operations, including limitations on: (i) incurring additional indebtedness or liens; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; (v) asset sales and (vi) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. In addition, the senior secured notes and related guarantees are secured by second priority liens, subject to specified exceptions, on all of our and our subsidiary guarantors’ assets that secure obligations under our senior credit facility, except that only a portion of the capital stock of our subsidiary guarantor’s domestic subsidiaries is provided as collateral and no assets or capital stock of our direct or indirect foreign subsidiaries secure the notes or guarantees. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. The senior subordinated notes rank junior in right of payment to our senior credit facility and any future senior debt incurred. As of June 30, 2008, we were in compliance with the covenants and restrictions of these indentures.

Accounts Receivable Securitization.  In addition to our senior credit facility, senior secured notes, senior notes and senior subordinated notes, we also sell some of our accounts receivable on a nonrecourse basis in North America and Europe. In North America, we have an accounts receivable securitization program with two commercial banks. We sell original equipment and aftermarket receivables on a daily basis under this program. We had sold accounts receivable under this program of $120 million and $89 million at June 30, 2008 and 2007, respectively. This program is subject to cancellation prior to its maturity date if we (i) fail to pay interest or principal payments on an amount of indebtedness exceeding $50 million, (ii) default on the financial covenant ratios under the senior credit facility, or (iii) fail to maintain certain financial ratios in connection with the accounts receivable securitization program. In January 2008, this program was renewed for 364 days to January 26, 2009 at a facility size of $120 million. We also sell some receivables in our European operations to regional banks in Europe. At June 30, 2008, we had sold $96 million of accounts receivable in Europe up from $59 million in the prior year comparable period. The arrangements to sell receivables in Europe are not committed and can be cancelled at any time. If we were not able to sell receivables under either the North American or European securitization programs, our borrowings under our revolving credit agreements may increase. These accounts receivable securitization programs provide us with access to cash at costs that are generally favorable to alternative sources of financing, and allow us to reduce borrowings under our revolving credit agreements.

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

In managing our foreign currency exposures, we identify and aggregate existing offsetting positions and then hedge residual exposures through third-party derivative contracts. The following table summarizes by major currency the notional amounts, weighted-average settlement rates, and fair value for foreign currency forward purchase and sale contracts as of June 30, 2008. The fair value of our foreign currency forward contracts is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. All contracts in the following table mature in 2008.

		June 30, 2008
		Notional Amount	Weighted Average	Fair Value in
		in Foreign Currency	Settlement Rates	U.S. Dollars
		(Millions Except Settlement Rates)

Australian dollars	—Purchase	28	0.959	$26
	—Sell	(12)	0.959	(11)
British pounds	—Purchase	67	1.992	134
	—Sell	(61)	1.992	(122)
European euro	—Purchase	—	—	—
	—Sell	(117)	1.576	(185)
South African rand	—Purchase	314	0.128	40
	—Sell	(21)	0.128	(3)
U.S. dollars	—Purchase	140	1.000	140
	—Sell	(41)	1.002	(41)
Other	—Purchase	496	0.041	21
	—Sell	—	—	—

				$(1)

Interest Rate Risk

Our financial instruments that are sensitive to market risk for changes in interest rates are primarily our debt securities and our interest rate swaps. We use our revolving credit facilities to finance our short-term and long-term capital requirements. We pay a current market rate of interest on these borrowings. Our long-term capital requirements have been financed with long-term debt with original maturity dates ranging from five to ten years. On June 30, 2008, we had $1.012 billion in long-term debt obligations that have fixed interest rates. Of that amount, $245 million is fixed through July 2013, $500 million is fixed through November 2014, $250 million is fixed through November 2015, and the remainder is fixed from 2012 through 2025. Of the $245 million, $150 million has been swapped to floating and we also have $438 million in long-term debt obligations outstanding under our senior secured credit facility that are subject to variable interest rates. See Note 3 to the condensed consolidated financial statements of Tenneco Inc. and Consolidated Subsidiaries.

We estimate that the fair value of our long-term debt at June 30, 2008 was about 92 percent of its book value. A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $3 million after tax, excluding the effect of the interest rate swaps we completed in April 2004.

The fair value of our interest rate swap agreements is a liability of less than $1 million. The fair value is based on a model which incorporates observable inputs including LIBOR yield curves, the credit standing of the counterparties, nonperformance risk for similar cancelable forward option contracts, and discounted future expected cash flows utilizing market interest rates based on instruments with similar credit quality and maturities. A one percentage point increase or decrease in interest rates on the swaps we completed in April 2004 would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by approximately $1 million after tax, excluding the effect on interest expense of marking the swaps to market.

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

As of June 30, 2008, we are designated as a potentially responsible party in one Superfund site. Including the Superfund site, we may have the obligation to remediate current or former facilities, and we estimate our share of environmental remediation costs at these facilities to be approximately $11 million. For the Superfund site and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund site, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund site, and of other liable parties at our current and former facilities, has been considered, where appropriate, in our determination of our estimated liability. We believe that any potential costs associated with our current status as a potentially responsible party in the Superfund site, or as a liable party at our current or former facilities, will not be material to our results of operations, financial position or cash flows.

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

In addition, we are subject to a number of lawsuits initiated by a significant number of claimants alleging health problems as a result of exposure to asbestos. A small percentage of claims have been asserted by railroad workers alleging exposure to asbestos products in railroad cars manufactured by The Pullman Company, one of our subsidiaries. Nearly all of the claims are related to alleged exposure to asbestos in our automotive emission control products. Only a small percentage of these claimants allege that they were automobile mechanics and a significant number appear to involve workers in other industries or otherwise do not include sufficient information to determine whether there is any basis for a claim against us. We believe, based on scientific and other evidence, it is unlikely that mechanics were exposed to asbestos by our former muffler products and that, in any event, they would not be at increased risk of asbestos-related disease based on their work with these products. Further, many of these cases involve numerous defendants, with the number of each in some cases exceeding 200 defendants from a variety of industries. Additionally, the plaintiffs either do not specify any, or specify the jurisdictional minimum, dollar amount for damages. As major asbestos manufacturers continue to go out of business or file for bankruptcy, we may experience an increased number of these claims. We vigorously defend ourselves against these claims as part of our ordinary course of business. In future periods, we could be subject to cash costs or non-cash charges to earnings if any of these matters is resolved unfavorably to us. To date, with respect to claims that have proceeded sufficiently through the judicial process, we have regularly achieved favorable resolution. During the first half of 2008, we were dismissed from over 635 of such cases. Accordingly, we presently believe that these asbestos-related claims will not have a material adverse impact on our future consolidated financial condition, results of operations or cash flows.

Employee Stock Ownership Plans

We have established Employee Stock Ownership Plans for the benefit of our employees. Under the plans, subject to limitations in the Internal Revenue Code, participants may elect to defer up to 75 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We currently match in cash 50 percent of each employee’s contribution up to eight percent of the employee’s salary. In connection with freezing the defined benefit pension plans for nearly all U.S. based salaried and hourly employees effective December 31, 2006, and the related replacement of those defined benefit plans with defined contribution plans, we are making additional contributions to the Employee Stock Ownership Plans. We recorded expense for these matching contributions of approximately $9 million for the six months ended June 30, 2008 as compared to $8 million for the six months ended June 30, 2007. Matching contributions vest immediately. Defined benefit replacement contributions fully vest on the employee’s third anniversary of employment.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to interest rate risk and foreign currency exchange risk, see the caption entitled “Derivative Financial Instruments” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated herein by reference.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. As of December 31, 2007, we reported a material weakness in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) based upon our evaluation pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. We have taken actions to address the identified weaknesses, but due to the nature of the material weakness, remediation will not be completed until the annual tax processes are performed during the 2008 year end close. Consequently, our June 30, 2008 evaluation concluded that our disclosure controls and procedures were not effective for the reasons more fully described below related to the unremediated material weakness. To address this control weakness, we performed additional analysis and performed other procedures in order to prepare the unaudited quarterly condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Accordingly, we believe that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

3. Based on review of each entity’s quarterly balance sheet and income tax provision reconciliation, we will identify variances requiring additional balance sheet and income tax provision reconciliations. The tax department will institute a process whereby a member of the tax department will work with the location to review the tax accounting if an analysis of the balance sheet and income tax provision reconciliation identifies multiple and/or significant tax reporting variances requiring further analysis and training.

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

Changes in Internal Control Over Financial Reporting

During the second quarter ended June 30, 2008, we outsourced our information technology application support and development for key applications including SAP to a third party vendor. We assessed the design effectiveness of the internal controls over the key processes affected by the system change. As a result of this assessment, management believes that we maintained adequate internal control over financial reporting. We outsourced this function as part of a planned restructuring of our information technology department.

Except as described above, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(a) None.

(b) Not applicable.

(c) Purchase of equity securities by the issuer and affiliated purchasers.  The following table provides information relating to our purchase of shares of our common stock in the second quarter of 2008. All of these purchases reflect shares withheld upon vesting of restricted stock, to satisfy statutory minimum tax withholding obligations.

	Total Number of	Average
Period	Shares Purchased	Price Paid

April 2008	—	—
May 2008	580	$26.85
June 2008	—	—

Total	580	$26.85

We presently have no publicly announced repurchase plan or program, but intend to continue to satisfy statutory minimum tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual stockholders’ meeting on May 6, 2008, to consider and vote on two separate proposals: (1) a proposal to elect Charles W. Cramb, Dennis J. Letham, Frank E. Macher, Roger B. Porter, David B. Price, Jr., Gregg M. Sherrill, Paul T. Stecko, Mitsunobu Takeuchi and Jane L. Warner as directors of our company for a term expiring at our next annual stockholders’ meeting and (2) a proposal to ratify the appointment of Deloitte & Touche LLP as independent public accountants for 2008. The following sets forth the vote results with respect to these proposals at the meeting:

Election of Directors

	Votes For	Votes Against	Abstentions

Charles W. Cramb	41,317,879	2,217,184	151,087
Dennis J. Letham	41,360,898	2,171,040	154,212
Frank E. Macher	41,256,292	2,274,632	155,226
Roger B. Porter	43,080,389	452,190	153,571
David B. Price, Jr.	43,411,047	162,941	112,162
Gregg M. Sherrill	43,195,312	413,651	77,187
Paul T. Stecko	43,121,154	432,799	132,197
Mitsunobu Takeuchi	41,370,949	2,210,085	105,116
Jane L. Warner	41,324,461	2,214,557	147,132

Ratification of Appointment of Deloitte & Touche LLP

Votes For	Votes Against	Abstentions

43,100,470	406,199	179,481

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Tenneco Inc. has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TENNECO INC.

By:	/s/ Kenneth R. Trammell
Kenneth R. Trammell
Executive Vice President and Chief
Financial Officer

Dated: August 8, 2008

INDEX TO EXHIBITS
TO
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2008

Exhibit
Number			Description

*12		—	Computation of Ratio of Earnings to Fixed Charges.
*15		—	Letter of Deloitte and Touche LLP regarding interim financial information.
*31	.1	—	Certification of Gregg M. Sherrill under Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	—	Certification of Kenneth R. Trammell under Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	—	Certification of Gregg M. Sherrill and Kenneth R. Trammell under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.