Form 10-Q
period 2008-09-30
TENNECO INC
filed 2008-11-10
CIK 1024725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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

Common Stock, par value $0.01 per share: 46,760,333 shares outstanding as of October 31, 2008.

Page

Part I — Financial Information
Item 1. Financial Statements (Unaudited)	4
Tenneco Inc. and Consolidated Subsidiaries —
Report of Independent Registered Public Accounting Firm	4
Condensed Consolidated Statements of Income (Loss)	5
Condensed Consolidated Balance Sheets	6
Condensed Consolidated Statements of Cash Flows	7
Condensed Consolidated Statements of Changes in Shareholders’ Equity	8
Condensed Consolidated Statements of Comprehensive Income (Loss)	9
Notes to Condensed Consolidated Financial Statements	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3. Quantitative and Qualitative Disclosures About Market Risk	62
Item 4. Controls and Procedures	63
Part II — Other Information
Item 1. Legal Proceedings	*
Item 1A. Risk Factors	65
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	65
Item 3. Defaults Upon Senior Securities	*
Item 4. Submission of Matters to a Vote of Security Holders	*
Item 5. Other Information	*
Item 6. Exhibits	67
EX-12
EX-15
EX-31.1
EX-31.2
EX-32.1

*	No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR”
PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, our prospects and business strategies. These forward-looking statements are included in various sections of this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Part I, Item 2. The words “may,” “will,” “believe,” “should,” “could,” “plan,” “expect,” “anticipate,” “estimate,” and similar expressions (and variations thereof), identify these forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, these expectations may not prove to be correct. Because these forward-looking statements are also subject to risks and uncertainties, actual results may differ materially from the expectations expressed in the forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include:

•	changes in consumer demand, prices and our ability to have our products included on top selling vehicles, such as the recent significant shift in consumer preferences from light trucks and SUVs to other vehicles in light of higher fuel cost and general economic conditions (because the percentage of our North American OE revenues related to light trucks and SUVs is greater than the percentage of the total North American light vehicle build rate represented by light trucks and SUVs, our North American OE business is sensitive to this change in consumer preferences), and other factors impacting the cyclicality of automotive production and sales of automobiles which include our products, and the potential negative impact on our revenues and margins from such products;

•	changes in automotive manufacturers’ production rates and their actual and forecasted requirements for our product, such as the recent and significant production cuts by automotive manufactures in response to difficult economic conditions.

•	the overall highly competitive nature of the automotive parts industry, and our resultant inability to realize the sales represented by our awarded book of business (which is based on anticipated pricing for the applicable program over its life, and is subject to increases or decreases due to changes in customer requirements, customer and consumer preferences, and the number of vehicles actually produced by customers);

•	the loss of any of our large original equipment manufacturer (“OEM”) customers (on whom we depend for a substantial portion of our revenues), or the loss of market shares by these customers if we are unable to achieve increased sales to other OEMs;

•	general economic, business and market conditions, including without limitation the financial difficulties facing a number of companies in the automotive industry and the potential impact thereof on labor unrest, supply chain disruptions, weakness in demand and the collectibility of any accounts receivable due to us from such companies;

•	labor disruptions at our facilities or any labor or other economic disruptions at any of our significant customers or suppliers or any of our customers’ other suppliers (such as the recent strike at American Axle, which disrupted our supply of products for significant General Motors platforms);

•	increases in the costs of raw materials, including our ability to successfully reduce the impact of any such cost increases through materials substitutions, cost reduction initiatives, low cost country sourcing, and price recovery efforts with aftermarket and OE customers;

•	the cyclical nature of the global vehicle industry, including the performance of the global aftermarket sector and the longer product lives of automobile parts;

•	our continued success in cost reduction and cash management programs and our ability to execute restructuring and other cost reduction plans and to realize anticipated benefits from these plans;

•	costs related to product warranties;

•	the impact of consolidation among automotive parts suppliers and customers on our ability to compete;

•	operating hazards associated with our business;

•	changes in distribution channels or competitive conditions in the markets and countries where we operate, including the impact of changes in distribution channels for aftermarket products on our ability to increase or maintain aftermarket sales;

•	the negative impact of higher fuel prices on discretionary purchases of aftermarket products by consumers;

•	the cost and outcome of existing and any future legal proceedings;

•	economic, exchange rate and political conditions in the foreign countries where we operate or sell our products;

•	customer acceptance of new products;

•	new technologies that reduce the demand for certain of our products or otherwise render them obsolete;

•	our ability to realize our business strategy of improving operating performance;

•	our ability to access the capital or credit markets and the costs of capital, including the recent global financial and liquidity crisis, changes in interest rates, market perceptions of the industries in which we operate or ratings of securities;

•	the recent volatility in the credit markets, the losses which may be sustained by our lenders due to their lending and other financial relationships and the general instability of financial institutions due to a weakening economy;

•	our inability to successfully integrate any acquisitions that we complete;

•	changes by the Financial Accounting Standards Board or the Securities and Exchange Commission of authoritative generally accepted accounting principles or policies;

•	potential legislation, regulatory changes and other governmental actions, including the ability to receive regulatory approvals and the timing of such approvals;

•	the impact of changes in and compliance with laws and regulations, including environmental laws and regulations, environmental liabilities in excess of the amount reserved and the adoption of the current mandated timelines for worldwide emission regulation;

•	acts of war and/or terrorism, including, but not limited to, the events taking place in the Middle East, the current military action in Iraq and Afghanistan, the current situation in North Korea and the continuing war on terrorism, as well as actions taken or to be taken by the United States and other governments as a result of further acts or threats of terrorism, and the impact of these acts on economic, financial and social conditions in the countries where we operate; and

•	the timing and occurrence (or non-occurrence) of other transactions, events and circumstances which may be beyond our control.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Tenneco Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Tenneco Inc. and consolidated subsidiaries (the “Company”) as of September 30, 2008, and the related condensed consolidated statements of income (loss), cash flows, comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2008 and 2007, and changes in shareholders’ equity for the nine-month periods ended September 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

DELOITTE & TOUCHE LLP

Chicago, Illinois
November 6, 2008

TENNECO INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(Millions Except Share and Per Share Amounts)

Revenues
Net sales and operating revenues	$1,497	$1,556	$4,708	$4,619

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	1,298	1,313	4,007	3,869
Engineering, research, and development	29	30	99	86
Selling, general, and administrative	87	101	294	300
Depreciation and amortization of other intangibles	56	52	168	150

	1,470	1,496	4,568	4,405

Other income (expense)
Loss on sale of receivables	(3)	(3)	(7)	(8)
Other income	4	—	9	3

	1	(3)	2	(5)

Income before interest expense, income taxes, and minority interest	28	57	142	209
Interest expense (net of interest capitalized of $2 million and $2 million for the three months ended September 30, 2008 and 2007, respectively, and $5 million and $4 million for the nine months ended September 30, 2008 and 2007, respectively)	30	32	88	112
Income tax expense	131	—	163	22
Minority interest	3	4	8	8

Net income (loss)	$(136)	$21	$(117)	$67

Earnings (loss) per share
Weighted average shares of common stock outstanding —
Basic	46,441,954	45,973,687	46,359,051	45,725,202
Diluted	46,441,954	47,899,357	46,359,051	47,521,738
Basic earnings (loss) per share of common stock	$(2.92)	$0.47	$(2.53)	$1.48
Diluted earnings (loss) per share of common stock	$(2.92)	$0.45	$(2.53)	$1.42

The accompanying notes to financial statements are an integral part of these statements of income.

TENNECO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2008	2007
	(Millions)

ASSETS
Current assets:
Cash and cash equivalents	$127	$188
Receivables —
Customer notes and accounts, net	795	732
Other	51	25
Inventories —
Finished goods	231	212
Work in process	188	175
Raw materials	134	111
Materials and supplies	46	41
Deferred income taxes	35	36
Prepayments and other	158	121

	1,765	1,641

Other assets:
Long-term receivables, net	14	19
Goodwill	213	208
Intangibles, net	26	26
Deferred income taxes	231	370
Other	129	141

	613	764

Plant, property, and equipment, at cost	3,053	2,978
Less — Accumulated depreciation and amortization	(1,869)	(1,793)

	1,184	1,185

	$3,562	$3,590

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)	$54	$46
Trade payables	1,012	987
Accrued taxes	38	41
Accrued interest	30	22
Accrued liabilities	223	213
Other	36	49

	1,393	1,358

Long-term debt	1,470	1,328

Deferred income taxes	55	114

Postretirement benefits	279	288

Deferred credits and other liabilities	108	71

Commitments and contingencies
Minority interest	35	31

Shareholders’ equity:
Common stock	—	—
Premium on common stock and other capital surplus	2,807	2,800
Accumulated other comprehensive loss	(141)	(73)
Retained earnings (accumulated deficit)	(2,204)	(2,087)

	462	640
Less — Shares held as treasury stock, at cost	240	240

	222	400

	$3,562	$3,590

The accompanying notes to financial statements are an integral part of these balance sheets.

TENNECO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(Millions)

Operating Activities
Net income (loss)	$(136)	$21	$(117)	$67
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities —
Depreciation and amortization of other intangibles	56	52	168	150
Deferred income taxes	102	(10)	84	(23)
Stock-based compensation	2	3	7	7
Loss on sale of assets	2	3	7	8
Changes in components of working capital —
(Increase) decrease in receivables	34	30	(114)	(282)
(Increase) decrease in inventories	(4)	(42)	(51)	(113)
(Increase) decrease in prepayments and other current assets	(3)	(11)	(42)	(35)
Increase (decrease) in payables	(9)	(47)	41	171
Increase (decrease) in accrued taxes	(17)	(6)	8	(10)
Increase (decrease) in accrued interest	9	(1)	8	(4)
Increase (decrease) in other current liabilities	(12)	5	4	25
Change in long-term assets	—	3	4	10
Change in long-term liabilities	19	(5)	25	(14)
Other	(3)	1	2	2

Net cash provided (used) by operating activities	40	(4)	34	(41)

Investing Activities
Proceeds from the sale of assets	—	1	2	2
Cash payments for plant, property, and equipment	(65)	(41)	(192)	(116)
Acquisition of business, net of cash acquired	3	—	(16)	—
Cash payment for net assets purchased	—	(16)	—	(16)
Cash payments for software related intangible assets	(1)	(3)	(9)	(14)
Investments and other	—	(2)	—	—

Net cash used by investing activities	(63)	(61)	(215)	(144)

Financing Activities
Issuance of common shares	—	2	1	6
Issuance of long-term debt	—	—	—	150
Debt issuance cost of long-term debt	—	—	—	(6)
Retirement of long-term debt	(1)	(2)	(4)	(361)
Increase (decrease) in bank overdrafts	(18)	(5)	(18)	6
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	27	87	148	360
Distributions to minority interest partners	—	(2)	(4)	(3)
Other	—	2	—	2

Net cash provided by financing activities	8	82	123	154

Effect of foreign exchange rate changes on cash and cash equivalents	(22)	18	(3)	32

Increase (decrease) in cash and cash equivalents	(37)	35	(61)	1
Cash and cash equivalents, July 1 and January 1, respectively	164	168	188	202

Cash and cash equivalents, September 30 (Note)	$127	$203	$127	$203

Supplemental Cash Flow Information
Cash paid during the period for interest	$22	$34	$83	$111
Cash paid during the period for income taxes (net of refunds)	$26	$17	$50	$45
Non-cash Investing and Financing Activities
Period ended balance of payable for plant, property, and equipment	$24	$24	$24	$24
Assumption of debt from business acquisition	$10	—	$10	—

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

The accompanying notes to financial statements are an integral part of these statements of cash flows.

TENNECO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Nine Months Ended September 30,
	2008		2007
	Shares	Amount	Shares	Amount
	(Millions Except Share Amounts)

Common Stock
Balance January 1	47,892,532	$—	47,085,274	$—
Issued pursuant to benefit plans	182,322	—	238,071	—
Stock options exercised	180,176	—	491,970	—

Balance September 30	48,255,030	—	47,815,315	—

Premium on Common Stock and Other Capital Surplus
Balance January 1		2,800		2,790
Premium on common stock issued pursuant to benefit plans		7		8

Balance September 30		2,807		2,798

Accumulated Other Comprehensive Loss
Balance January 1		(73)		(252)
Measurement date implementation of SFAS No. 158, net of tax of $7 million		—		14
Other comprehensive income		(68)		104

Balance September 30		(141)		(134)

Retained Earnings (Accumulated Deficit)
Balance January 1		(2,087)		(2,072)
Net income (loss)		(117)		67
Measurement date implementation of SFAS No. 158, net of tax		—		(5)
Other		—		(1)

Balance September 30		(2,204)		(2,011)

Less — Common Stock Held as Treasury Stock, at Cost
Balance January 1 and September 30	1,294,692	240	1,294,692	240

Total		$222		$413

The accompanying notes to financial statements are an integral part of these statements of changes in shareholders’ equity.

TENNECO INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,
	2008		2007
	Accumulated		Accumulated
	Other		Other
	Comprehensive	Comprehensive	Comprehensive	Comprehensive
	Income	Income	Income	Income
	(Loss)	(Loss)	(Loss)	(Loss)
	(Millions)

Net Income (Loss)		$(136)		$21

Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance July 1	$151		$(12)
Translation of foreign currency statements	(133)	(133)	63	63

Balance September 30	18		51

Additional Liability for Pension Benefits
Balance July 1	(158)		(185)
Additional liability for pension benefits, net of tax of $4 million	(1)	(1)	—	—

Balance September 30	(159)		(185)

Balance September 30	$(141)		$(134)

Other Comprehensive Income (Loss)		(134)		63

Comprehensive Income (Loss)		$(270)		$84

	Nine Months Ended September 30,
	2008		2007
	Accumulated		Accumulated
	Other		Other
	Comprehensive	Comprehensive	Comprehensive	Comprehensive
	Income	Income	Income	Income
	(Loss)	(Loss)	(Loss)	(Loss)
	(Millions)

Net Income (Loss)		$(117)		$67

Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$85		$(53)
Translation of foreign currency statements	(67)	(67)	104	104

Balance September 30	18		51

Additional Liability for Pension Benefits
Balance January 1	(158)		(199)
Additional liability for pension benefits, net of tax of $4 million	(1)	(1)	—	—
Measurement date implementation of SFAS No. 158, net of tax of $7 million	—	—	14	—

Balance September 30	(159)		(185)

Balance September 30	$(141)		$(134)

Other Comprehensive Income (Loss)		(68)		104

Comprehensive Income (Loss)		$(185)		$171

The accompanying notes to financial statements are an integral part of these statements of comprehensive income.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) As you read the accompanying financial statements you should also read our Annual Report on Form 10-K for the year ended December 31, 2007.

In our opinion, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly Tenneco Inc.’s financial position, results of operations, cash flows, changes in shareholders’ equity, and comprehensive income (loss) for the periods indicated. We have prepared the unaudited condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for annual financial statements.

Our condensed consolidated financial statements include all majority-owned subsidiaries. We carry investments in 20 percent to 50 percent owned companies as an equity method investment, at cost plus equity in undistributed earnings since the date of acquisition and cumulative translation adjustments. We have eliminated intercompany transactions.

Certain reclassifications have been made to the prior period cash flow statement to conform to the current year presentation. We have reclassified amounts from the line item other operating activities into two new line items, change in long-term assets and change in long-term liabilities to provide additional details on our cash flow statement. We have also reclassified $17 million and $6 million, respectively, from the line item other operating activities for the nine month period and three month period ended September 30, 2007 to classify currency movement with the related line items. The $17 million reclassification from other operating activities decreased the line item increase (decrease) in payables by $(18) million and increased the line item increase (decrease) in other current liabilities by $1 million for the nine month period ended September 30, 2007. The $6 million reclassification from other operating activities decreased the line item increase (decrease) in payables by $(6) million for the three month period ended September 30, 2007. We have also reclassified several amounts within the operating section of the cash flow statement, none of which were significant, to conform to the current year presentation. Additionally, we have reclassified $(6) million and $5 million for the nine month period and three month period ended September 30, 2007 from the line item increase (decrease) in payables in the operating section of the cash flow to a new line item increase (decrease) in bank overdrafts in the financing section.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 158 “Employers’ Accounting for Defined Benefit and Other Postretirement Plans.” Effective January 1, 2007, Tenneco elected to early-adopt the measurement date provisions of SFAS No. 158. We previously presented the transition adjustment as part of other comprehensive income in our statement of comprehensive income and statement of changes in shareholders’ equity for the nine month period ended September 30, 2007. The transition adjustment should have been reported as a direct adjustment to the balance of accumulated other comprehensive income (loss) as of September 30, 2007. Other comprehensive income for the nine month period ended September 30, 2007 was previously reported as $118 million. The amount of other comprehensive income for the nine month period should have been reported as $104 million. The previously reported amount of comprehensive income for the nine month period ended September 30, 2007 was $185 million and the amount that should have been reported is $171 million. We have revised the presentation of comprehensive income and other comprehensive income for 2007 in the accompanying financial statements in this Form 10-Q. The statement of income, balance sheet and statement of cash flows were not affected.

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

In October 2008, the FASB issued FASB Staff Position 157-3 (FSP FAS 157-3), “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” We reviewed the illustrative example provided in FSP FAS 157-3 along with the inputs used in our market approach valuation model for our interest rate swaps and have concluded that an active market exists for these financial assets as of September 30, 2008 and the direct and indirect inputs into our model are observable.

The fair value of our recurring financial assets and liabilities at September 30, 2008 are as follows:

	Level 1	Level 2	Level 3
	(Millions)

Financial Assets:
Interest rate swaps	n/a	$1	n/a
Financial Liabilities:
Foreign exchange forward contracts	n/a	$—	n/a

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In July 2008, we exchanged $250 million principal amount of 8 1/8 percent Senior Notes due on 2015 which have been registered under the Securities Act of 1933, for and in replacement of all outstanding 8 1/8 percent Senior Notes due 2015 which we issued on November 20, 2007 in a private placement. The terms of the new notes are substantially identical to the terms of the notes for which they were exchanged, except that the transfer restrictions and registration rights applicable to the original notes generally do not apply to the new notes.

The ownership structure realignment was designed to allow us to more rapidly use our U.S. net operating losses and reduce our cash tax payments. The realignment involved the creation of a new European holding company which now owns some of our foreign entities. We may further alter the components of the realignment from time to time. If market conditions permit, we may offer debt issued by the new European holding company. This realignment utilized part of our U.S. net operating tax losses. Consequently, we recorded a non-cash charge of $66 million in the fourth quarter of 2007.

In March 2007, we refinanced our $831 million senior credit facility. This transaction reduced the interest rates we pay on all portions of the facility. While the total amount of the new senior credit facility is $830 million, approximately the same as the previous facility, we changed the components of the facility to enhance our financial flexibility. We increased the amount of commitments under our revolving loan facility from $320 million to $550 million, reduced the amount of commitments under our tranche B-1 letter of credit/revolving loan facility from $155 million to $130 million and replaced the $356 million term loan B with a $150 million term loan A. As of September 30, 2008, the senior credit facility consisted of a five-year, $150 million term loan A maturing in March 2012, a five-year, $550 million revolving credit facility maturing in March 2012, and a seven-year $130 million tranche B-1 letter of credit/revolving loan facility maturing in March 2014.

The refinancing of the prior facility allowed us to: (i) amend the consolidated net debt to EBITDA ratio, (ii) eliminate the fixed charge coverage ratio, (iii) eliminate the restriction on capital expenditures, (iv) increase the amount of acquisitions permitted, (v) improve the flexibility to repurchase and retire higher cost junior debt, (vi) increase our ability to enter into capital leases, (vii) increase the ability of our foreign subsidiaries to incur debt, (viii) increase our ability to pay dividends and repurchase common stock, (ix) increase our ability to invest in joint ventures, (x) allow for the increase in the existing tranche B-1 facility and/or the term loan A or the addition of a new term loan of up to $275 million in order to reduce our 10 1/4 percent senior secured notes, and (xi) make other modifications.

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

We have three fixed-to-floating interest rate swaps that effectively convert $150 million of our 10 1/4 percent fixed interest rate senior secured notes into floating interest rate debt at an annual rate of LIBOR plus 5.68 percent. Based upon the current LIBOR rate of 3.12 percent (which is in effect until January 15, 2009) these swaps are expected to decrease our interest expense by $1 million in 2008 excluding any impact from marking the swaps to market. Since entering into these swaps, we have realized a net cumulative benefit of $3 million through September 30, 2008, in reduced interest payments. The change in the market value of these swaps is recorded

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

as part of interest expense with an offset to other long-term assets or liabilities. As of September 30, 2008, the fair value of the interest rate swaps was an asset of $1 million and has been recorded in other long-term assets.

(4) In accordance with SFAS No. 109 “Accounting for Income Taxes” (SFAS No. 109), we evaluate our deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. SFAS No. 109 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. This assessment considers, among other matters, the nature, frequency and amount of recent losses, the duration of statutory carryforward periods, and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified.

Valuation allowances have been established for deferred tax assets based on a “more likely than not” threshold. The ability to realize deferred tax assets depends on our ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each tax jurisdiction. We have considered the following possible sources of taxable income when assessing the realization of our deferred tax assets:

•	Future reversals of existing taxable temporary differences;

•	Taxable income or loss, based on recent results, exclusive of reversing temporary differences and carryforwards; and,

•	Tax-planning strategies.

In the third quarter of 2008, we recorded tax expense of $131 million primarily related to establishing a valuation allowance against our net deferred tax assets in the U.S. In the U.S. we utilize the results from 2007 and a projection of our results for 2008 as a measure of the cumulative losses in recent years. While our long-term financial outlook in the U.S. remains positive based on a likely economic recovery in the U.S. and on recent new business we have won particularly in the commercial vehicle segment, accounting standards do not permit us to give any consideration to those factors in evaluating the requirement to record a valuation allowance. Consequently, we concluded that our ability to fully utilize our NOLs was limited due to projecting the current negative economic environment into the future. As a result of tax planning strategies which have not yet been implemented but which we plan to implement and which do not depend upon generating future taxable income, we continue to carry deferred tax assets in the U.S. of $179 million relating to the expected utilization of those NOLs. The federal NOL expires beginning in 2020 through 2027. The state NOL expires in various years through 2027.

If our operating performance improves on a sustained basis, our conclusion regarding the need for full valuation allowance could change, resulting in the reversal of some or all of the valuation allowance in the future. The charge to establish the valuation allowance in the quarter also includes items related to the losses allocable to certain U.S. state jurisdictions where it was determined that tax attributes related to those jurisdictions were potentially not realizable.

Going forward, we will be required to record a valuation allowance against deferred tax assets generated by taxable losses in each period in the U.S. as well as other foreign countries. The Company’s future provision for income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these jurisdictions until the respective valuation allowance is eliminated. This will cause variability in our effective tax rate.

(5) We have an agreement to sell an interest in some of our U.S. trade accounts receivable to a third party. Receivables become eligible for the program on a daily basis, at which time the receivables are sold to the third party without recourse, net of a discount, through a wholly-owned subsidiary. Under this agreement, as well as individual agreements with third parties in Europe, we have sold accounts receivable of $226 million and $149 million at September 30, 2008 and 2007, respectively. We recognized a loss of $3 million for both three months periods ended September 30, 2008 and 2007, and $7 million and $8 million for the nine months ended

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

September 30, 2008 and 2007, respectively, on these sales of trade accounts, representing the discount from book values at which these receivables were sold to the third party. The discount rate varies based on funding cost incurred by the third party, which has averaged approximately four percent during 2008. We retain ownership of the remaining interest in the pool of receivables not sold to the third party. The retained interest represents a credit enhancement for the program. We record the retained interest based upon the amount we expect to collect from our customers, which approximates book value.

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

Our recent restructuring activities began in the fourth quarter of 2001, when our Board of Directors approved a restructuring plan, a project known as Project Genesis, which was designed to lower our fixed costs, relocate capacity, reduce our work force, improve efficiency and utilization, and better optimize our global footprint. We have subsequently engaged in various other restructuring projects related to Project Genesis. We incurred $25 million in restructuring and restructuring-related costs during 2007, of which $22 million was recorded in cost of sales and $3 million was recorded in selling, general and administrative expense. In the third quarter of 2008, we incurred $6 million in restructuring and restructuring-related costs, of which $3 million was recorded in cost of sales and $3 million was recorded in selling, general and administrative expense. For the first nine months of 2008, we incurred $16 million in restructuring and restructuring-related costs of which $9 million was recorded in cost of sales and $7 million in selling, general and administrative expense. Since Project Genesis was initiated, we have incurred costs of $171 million through September 30, 2008.

Under the terms of our amended and restated senior credit agreement that took effect on March 16, 2007, we are allowed to exclude $80 million of cash charges and expenses, before taxes, related to cost reduction initiatives incurred after March 16, 2007 from the calculation of the financial covenant ratios required under our senior credit facility. As of September 30, 2008, we have excluded $39 million in allowable charges relating to restructuring initiatives against the $80 million available under the terms of the March 2007 amended and restated senior credit facility.

On October 29, 2008, we announced a global operations restructuring initiative to reduce structural costs and capacity in response to the current industry downturn, marked by falling vehicle sales and OE production volumes worldwide. This initiative includes eliminating 1,100 positions, closing four facilities worldwide and restructuring another and implementing other cost reduction actions. We estimate that we will record up to $60 million in charges, of which approximately $44 million represents cash expenditures. We expect to record about $40 million of this charge in the fourth quarter of 2008 and the remainder through 2009. These planned activities will utilize the remainder of the allowable charges relating to restructuring initiatives referred to above. We may seek the approval of our lenders to exclude additional restructuring charges from the calculation of our financial covenant ratios or we may include those charges in the calculation of our ratios.

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

As of September 30, 2008, we are designated as a potentially responsible party in one Superfund site. Including the Superfund site, we may have the obligation to remediate current or former facilities, and we estimate our share of environmental remediation costs at these facilities to be approximately $12 million. For the Superfund site and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund site, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund site, and of other liable parties at our current and former facilities, has been considered, where appropriate, in our determination of our estimated liability. We believe that any potential costs associated with our current status as a potentially responsible party in the Superfund site, or as a liable party at our current or former facilities, will not be material to our consolidated results of operations, financial position or cash flows.

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

In addition, we are subject to a number of lawsuits initiated by a significant number of claimants alleging health problems as a result of exposure to asbestos. A small percentage of claims have been asserted by railroad workers alleging exposure to asbestos products in railroad cars manufactured by The Pullman Company, one of our subsidiaries. Nearly all of the claims are related to alleged exposure to asbestos in our automotive emission control products. Only a small percentage of these claimants allege that they were automobile mechanics and a significant number appear to involve workers in other industries or otherwise do not include sufficient information to determine whether there is any basis for a claim against us. We believe, based on scientific and other evidence, it is unlikely that mechanics were exposed to asbestos by our former muffler products and that, in any event, they would not be at

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

increased risk of asbestos-related disease based on their work with these products. Further, many of these cases involve numerous defendants, with the number of each in some cases exceeding 200 defendants from a variety of industries. Additionally, the plaintiffs either do not specify any, or specify the jurisdictional minimum, dollar amount for damages. As major asbestos manufacturers continue to go out of business or file for bankruptcy, we may experience an increased number of these claims. We vigorously defend ourselves against these claims as part of our ordinary course of business. In future periods, we could be subject to cash costs or non-cash charges to earnings if any of these matters is resolved unfavorably to us. To date, with respect to claims that have proceeded sufficiently through the judicial process, we have regularly achieved favorable resolution. During the first nine months of 2008, we were dismissed from nearly 700 of such cases. Accordingly, we presently believe that these asbestos-related claims will not have a material adverse impact on our future consolidated financial condition, results of operations or cash flows.

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

Below is a table that shows the activity in the warranty accrual accounts:

	Nine Months
	Ended
	September 30,
	2008	2007
	(Millions)

Beginning Balance January 1,	$25	$25
Accruals related to product warranties	13	11
Reductions for payments made	(10)	(8)

Ending Balance September 30,	$28	$28

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(8) Earnings per share of common stock outstanding were computed as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	Septembe 30,	September 30,	September 30,
	2008	2007	2008	2007
	(Millions Except Share and Per Share Amounts)

Basic earnings (loss) per share —
Net Income (loss)	$(136)	$21	$(117)	$67

Average shares of common stock outstanding	46,441,954	45,973,687	46,359,051	45,725,202

Earnings per average share of common stock	$(2.92)	$0.47	$(2.53)	$1.48

Diluted earnings (loss) per share —
Net Income (loss)	$(136)	$21	$(117)	$67

Average shares of common stock outstanding	46,441,954	45,973,687	46,359,051	45,725,202
Effect of dilutive securities:
Restricted stock	—	206,495	—	208,175
Stock options	—	1,719,175	—	1,588,361

Average shares of common stock outstanding including dilutive securities	46,441,954	47,899,357	46,359,051	47,521,738

Earnings (loss) per average share of common stock	$(2.92)	$0.45	$(2.53)	$1.42

As a result of the net loss for the three months ended September 30, 2008, the calculation of diluted loss per share does not include the dilutive effect of 879,990 stock options. The calculation of dilutive loss per share for the nine month period ended September 30, 2008 does not include the dilutive effect of 39,992 shares of restricted stock and 1,131,327 stock options. In addition, options to purchase 1,413,960 and 351,429 shares of common stock were outstanding at September 30, 2008 and 2007, respectively, but were not included in the computation of diluted earnings (loss) per share because the options were anti-dilutive as of September 30, 2008 and 2007, respectively.

(9) Equity Plans — Tenneco has granted a variety of awards, including common stock, restricted stock, performance units, stock equivalent units, stock appreciation rights (“SARs”), and stock options to our directors, officers, employees and consultants.

Accounting Methods — The impact of recognizing compensation expense related to nonqualified stock options is contained in the table below.

	Nine Months Ended
	September 30,
	2008	2007
	(Millions)

Selling, general and administrative	$3	$3

Loss before interest expense, income taxes and minority interest	(3)	(3)
Income tax benefit	—	1

Net loss	$(3)	$(2)

Decrease in basic earnings per share	$(0.07)	$(0.05)
Decrease in diluted earnings per share	$(0.07)	$(0.05)

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

For stock options awarded to retirement eligible employees we immediately accelerate the recognition of any outstanding compensation cost when employees become retiree eligible before the end of the explicit vesting period.

As of September 30, 2008, there was approximately $6 million of total unrecognized compensation costs related to these stock-based awards that we expect to recognize over a weighted average period of 1.1 years.

Compensation expense for restricted stock, long-term performance units and SARs, was approximately $4 million and $6 million, for the nine months ended September 30, 2008 and 2007, respectively, and was recorded in selling, general, and administrative expense on the statement of income.

Cash received from option exercises for the nine months ended September 30, 2008, was $1 million. Stock option exercises during the first nine months of 2008 would have generated an excess tax benefit of approximately $1 million. Pursuant to footnote 82 of SFAS No. 123(R), this benefit was not recorded as we have federal and state net operating losses which are not currently being utilized. As a result, the excess tax benefit had no impact on our financial position or statement of cash flows.

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

	Nine Months
	Ended
	September 30,
	2008	2007

Stock Options
Weighted average grant date fair value, per share	$8.03	$9.93
Weighted average assumptions used:
Expected volatility	37.7%	38.4%
Expected lives	4.1	4.1
Risk-free interest rates	2.79%	4.71%

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Stock Options — The following table reflects the status and activity for all options to purchase common stock for the period indicated:

	Nine Months Ended September 30, 2008
			Weighted Avg.
	Shares	Weighted Avg.	Remaining	Aggregate
	Under	Exercise	Life in	Intrinsic
	Option	Prices	Years	Value
				(Millions)

Outstanding Stock Options
Outstanding, January 1, 2008	2,820,889	$13.10	4.6	$46
Granted	580,750	23.75
Canceled	—	—
Forfeited	(3,740)	22.50
Exercised	(43,824)	4.64		$1

Outstanding, March 31, 2008	3,354,075	$15.05	5.0	$37
Granted	3,306	25.26
Canceled	—	—
Forfeited	(14,528)	23.98
Exercised	(40,585)	11.35		$1

Outstanding, June 30, 2008	3,302,268	$15.06	4.5	$31
Granted	9,130	12.77
Canceled	—	—
Forfeited	(17,732)	23.84
Exercised	(95,767)	8.42		$1

Outstanding, September 30, 2008	3,197,899	$15.06	4.3	$13

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Restricted Stock — The following table reflects the status for all nonvested restricted shares for the period indicated:

	Nine Months Ended
	September 30, 2008
		Weighted Avg.
		Grant Date
	Shares	Fair Value

Nonvested Restricted Shares
Nonvested balance at January 1, 2008	469,394	$24.91
Granted	227,830	23.75
Vested	(235,145)	24.10
Forfeited	—	—

Nonvested balance at March 31, 2008	462,079	$24.75
Granted	1,653	25.26
Vested	(11,442)	23.80
Forfeited	(2,975)	24.48

Nonvested balance at June 30, 2008	449,315	$24.77
Granted	6,040	12.76
Vested	(4,487)	25.69
Forfeited	(1,466)	24.24

Nonvested balance at September 30, 2008	449,402	$24.61

The fair value of restricted stock grants is equal to the average market price of our stock at the date of grant. As of September 30, 2008, approximately $8 million of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of approximately 1.7 years.

Long-Term Performance Units and SARs — Long-term performance units and SARs are paid in cash and recognized as a liability based upon their fair value. As of September 30, 2008, approximately $1 million of total unrecognized compensation costs is expected to be recognized over the weighted-average period of approximately 2.0 years.

(10) Net periodic pension costs (income) and postretirement benefit costs (income) consist of the following components:

	Three Months Ended September 30,
	Pension				Postretirement
	2008		2007		2008	2007
	US	Foreign	US	Foreign	US	US
	(Millions)

Service cost — benefits earned during the period	$—	$2	$1	$3	$—	$1
Interest cost	5	5	4	4	2	2
Expected return on plan assets	(6)	(5)	(5)	(5)	—	—
Net amortization:
Actuarial loss	1	1	2	1	1	1
Prior service cost	—	—	—	—	(1)	(1)

Net pension and postretirement costs	$—	$3	$2	$3	$2	$3

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Nine Months Ended September 30,
	Pension				Postretirement
	2008		2007		2008	2007
	US	Foreign	US	Foreign	US	US
	(Millions)

Service cost — benefits earned during the period	$1	$6	$2	$7	$1	$2
Interest cost	15	13	14	13	7	7
Expected return on plan assets	(17)	(16)	(16)	(15)	—	—
Net amortization:
Actuarial loss	2	3	3	4	4	4
Prior service cost	—	1	—	—	(4)	(4)

Net pension and postretirement costs	$1	$7	$3	$9	$8	$9

Effective January 1, 2007, we froze our defined benefit plans and replaced them with additional contributions under defined contribution plans for nearly all U.S.-based salaried and non-union hourly employees.

For the nine months ended September 30, 2008, we made pension contributions of approximately $7 million for our domestic pension plans and $11 million for our foreign pension plans. Based on current actuarial estimates, we believe we will be required to make approximately $11 million in contributions for the remainder of 2008.

We made postretirement contributions of approximately $4 million during the first nine months of 2008. Based on current actuarial estimates, we believe we will be required to make approximately $6 million in contributions for the remainder of 2008.

(11) On September 1, 2008, we acquired the suspension business of Gruppo Marzocchi, an Italy based worldwide leader in supplying suspension technology in the two wheeler market. The consideration paid for the Marzocchi acquisition included cash of approximately $1 million, plus the assumption of Marzocchi’s net debt (debt less cash acquired) of about $6 million. The Marzocchi acquisition is accounted for as a purchase business combination with assets acquired and liabilities assumed recorded in our condensed consolidated balance sheet as of September 1, 2008. The acquisition of the Gruppo Marzocchi suspension business includes a manufacturing facility in Bologna, Italy, associated engineering and intellectual property, the Marzocchi brand name, sales, marketing and customer service operations in the United States and Canada, and purchasing and sales operations in Taiwan. The final allocation of the purchase price will be completed within one year of acquisition.

On May 30, 2008, we acquired from Delphi Automotive Systems LLC certain ride control assets and inventory at Delphi’s Kettering, Ohio facility which we are using to grow our OE ride control business globally. We paid approximately $10 million for existing ride control components inventory and approximately $9 million for certain machinery and equipment. In conjunction with the purchase agreement we have signed an agreement to lease a portion of the Kettering facility from Delphi and we have entered into a long-term supply agreement with General Motors Corporation to continue supplying passenger car shocks and struts to General Motors from the Kettering facility. The final allocation of the purchase price for the assets will be completed within one year of acquisition.

In September 2007, we acquired Combustion Components Associates’ ELIM-NOxtm technology for $16 million. The acquisition included a complete reactant dosing system design and associated intellectual property including granted patents and patent applications yet to be granted for selective catalytic reduction emission control systems that reduce emissions of oxides of nitrogen from diesel powered vehicles. The technology can be used for both urea and hydrocarbon injection. We have recorded the acquisition as part of intangible assets on our condensed consolidated balance sheet.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(12) In October 2008, the FASB issued FASB Staff Position (FSP) 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP 157-3 provides clarification to FASB Statement No. 157, “Fair Value Measurements” and key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. We reviewed the illustrative example provided in FSP FAS 157-3 along with the inputs used in our market approach valuation model for our interest rate swaps and have concluded that an active market exists as of September 30, 2008, for the direct and indirect observable inputs into our model.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” FSP EITF 03-6-1 requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating and shall be included in the computation of EPS pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. We are evaluating FSP EITF 03-6-1 to determine the effect on our condensed consolidated financial statements and related disclosures.

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

(13) We have from time to time issued guarantees for the performance of obligations by some of our subsidiaries, and some of our subsidiaries have guaranteed our debt. All of our existing and future material domestic wholly-owned subsidiaries fully and unconditionally guarantee our senior credit facility, our senior secured notes, our senior notes and our senior subordinated notes on a joint and several basis. The arrangement for the senior credit

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

facility is also secured by first-priority liens on substantially all our domestic assets and pledges of 66 percent of the stock of certain first-tier foreign subsidiaries. The arrangement for the $245 million senior secured notes is also secured by second-priority liens on substantially all our domestic assets, excluding some of the stock of our domestic subsidiaries. No assets or capital stock of our direct or indirect foreign subsidiaries secure these notes. You should also read Note 14 of the condensed consolidated financial statements of Tenneco Inc., where we present the Supplemental Guarantor Condensed Consolidating Financial Statements.

We have issued guarantees through letters of credit in connection with some obligations of our affiliates. As of September 30, 2008, we have guaranteed $45 million in letters of credit to support some of our subsidiaries’ insurance arrangements, foreign employee benefit programs, environmental remediation activities and cash management and capital requirements.

Negotiable Financial Instruments — One of our European subsidiaries receives payment from one of its OE customers whereby the accounts receivable are satisfied through the delivery of negotiable financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets as they do not meet our definition of cash equivalents. The amount of these financial instruments that was collected before their maturity date and sold at a discount totaled $13 million as of September 30, 2008, compared with $16 million at the same date in 2007. No negotiable financial instruments were held by our European subsidiary as of September 30, 2008 or September 30, 2007.

In certain instances several of our Chinese subsidiaries receive payment from OE customers and satisfy vendor payments through the receipt and delivery of negotiable financial instruments. Financial instruments used to satisfy vendor payables and not redeemed totaled $13 million and $12 million at September 30, 2008 and 2007, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $9 million and $7 million at September 30, 2008 and 2007, respectively, and were classified as other current assets. One of our Chinese subsidiaries that issues its own negotiable financial instruments to pay its vendors is required to maintain a cash balance at a financial institution that guarantees those financial instruments. No financial instruments were outstanding at that Chinese subsidiary as of September 30, 2008 and 2007.

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table summarizes certain Tenneco Inc. segment information:

	Segment
	North		Asia	Reclass &
	America	Europe	Pacific	Elims	Consolidated
	(Millions)

For the Three Months Ended September 30, 2008
Revenues from external customers	$662	$707	$128	$—	$1,497
Intersegment revenues	4	73	3	(80)	—
Income (loss) before interest expense, income taxes, and minority interest	(2)	24	6	—	28
For the Three Months Ended September 30, 2007
Revenues from external customers	$734	$672	$150	$—	$1,556
Intersegment revenues	3	118	4	(125)	—
Income before interest expense, income taxes, and minority interest	24	22	11	—	57
At September 30, 2008 and for the Nine Months Then Ended
Revenues from external customers	$2,019	$2,258	$431	$—	$4,708
Intersegment revenues	9	178	12	(199)	—
Income before interest expense, income taxes, and minority interest	24	97	21	—	142
Total assets	1,585	1,573	367	37	3,562
At September 30, 2007 and for the Nine Months Then Ended
Revenues from external customers	$2,187	$2,034	$398	$—	$4,619
Intersegment revenues	7	310	11	(328)	—
Income before interest expense, income taxes, and minority interest	104	80	25	—	209
Total assets	1,627	1,740	369	86	3,822

(15) Supplemental guarantor condensed consolidating financial statements are presented below:

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF INCOME (LOSS)

	For the Three Months Ended September 30, 2008
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
	(Millions)

Revenues
Net sales and operating revenues — External	$602	$895	$—	$—	$1,497
Affiliated companies	26	140	—	(166)	—

	628	1,035	—	(166)	1,497

Costs and expenses
Cost of sales (exclusive of depreciation shown below)	533	931	—	(166)	1,298
Engineering, research, and development	12	17	—	—	29
Selling, general, and administrative	29	57	1	—	87
Depreciation and amortization of other intangibles	21	35	—	—	56

	595	1,040	1	(166)	1,470

Other income (expense)
Loss on sale of receivables	—	(3)	—	—	(3)
Other income (loss)	50	(6)	1	(41)	4

	50	(9)	1	(41)	1

Income (loss) before interest expense, income taxes, minority interest, and equity in net income from affiliated companies	83	(14)	—	(41)	28

Interest expense —
External (net of interest capitalized)	—	2	28	—	30
Affiliated companies (net of interest income)	33	(4)	(29)	—	—
Income tax expense (benefit)	39	6	86	—	131
Minority interest	—	3	—	—	3

	11	(21)	(85)	(41)	(136)
Equity in net income (loss) from affiliated companies	(23)	—	(51)	74	—

Net income (loss)	$(12)	$(21)	$(136)	$33	$(136)

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF INCOME (LOSS)

	For the Three Months Ended September 30, 2007
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
	(Millions)

Revenues
Net sales and operating revenues — External	$725	$831	$—	$—	$1,556
Affiliated companies	19	249	—	(268)	—

	744	1,080	—	(268)	1,556

Costs and expenses
Cost of sales (exclusive of depreciation shown below)	694	887	—	(268)	1,313
Engineering, research, and development	14	16	—	—	30
Selling, general, and administrative	43	57	1	—	101
Depreciation and amortization of other intangibles	21	31	—	—	52

	772	991	1	(268)	1,496

Other income (expense)
Loss on sale of receivables	—	(3)	—	—	(3)
Other income (loss)	7	(3)	(4)	—	—

	7	(6)	(4)	—	(3)

Income (loss) before interest expense, income taxes, minority interest, and equity in net income from affiliated companies	(21)	83	(5)	—	57

Interest expense —
External (net of interest capitalized)	(1)	—	33	—	32
Affiliated companies (net of interest income)	48	(4)	(44)	—	—
Income tax expense (benefit)	(24)	26	6	(8)	—
Minority interest	—	4	—	—	4

	(44)	57	—	8	21
Equity in net income (loss) from affiliated companies	51	—	21	(72)	—

Net income (loss)	$7	$57	$21	$(64)	$21

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF INCOME (LOSS)

	For the Nine Months Ended September 30, 2008
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
	(Millions)

Revenues
Net sales and operating revenues — External	$1,835	$2,873	$—	$—	$4,708
Affiliated companies	68	373	—	(441)	—

	1,903	3,246	—	(441)	4,708

Costs and expenses
Cost of sales (exclusive of depreciation shown below)	1,635	2,813	—	(441)	4,007
Engineering, research, and development	40	59	—	—	99
Selling, general, and administrative	101	190	3	—	294
Depreciation and amortization of other intangibles	62	106	—	—	168

	1,838	3,168	3	(441)	4,568

Other income (expense)
Loss on sale of receivables	—	(7)	—	—	(7)
Other income (loss)	60	(5)	(1)	(45)	9

	60	(12)	(1)	(45)	2

Income (loss) before interest expense, income taxes, minority interest, and equity in net income from affiliated companies	125	66	(4)	(45)	142

Interest expense —
External (net of interest capitalized)	(2)	2	88	—	88
Affiliated companies (net of interest income)	98	(6)	(92)	—	—
Income tax expense (benefit)	35	37	91	—	163
Minority interest	—	8	—	—	8

	(6)	25	(91)	(45)	(117)
Equity in net income (loss) from affiliated companies	11	—	(26)	15	—

Net income (loss)	5	$25	$(117)	$(30)	$(117)

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF INCOME (LOSS)

	For the Nine Months Ended September 30, 2007
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
	(Millions)

Revenues
Net sales and operating revenues — External	$2,123	$2,496	$—	$—	$4,619
Affiliated companies	77	678	—	(755)	—

	2,200	3,174	—	(755)	4,619

Costs and expenses
Cost of sales (exclusive of depreciation shown below)	1,973	2,651	—	(755)	3,869
Engineering, research, and development	40	46	—	—	86
Selling, general, and administrative	119	178	3	—	300
Depreciation and amortization of other intangibles	58	92	—	—	150

	2,190	2,967	3	(755)	4,405

Other income (expense)
Loss on sale of receivables	—	(8)	—	—	(8)
Other income (loss)	10	(2)	(1)	(4)	3

	10	(10)	(1)	(4)	(5)

Income (loss) before interest expense, income taxes, minority interest, and equity in net income from affiliated companies	20	197	(4)	(4)	209

Interest expense —
External (net of interest capitalized)	(2)	3	111	—	112
Affiliated companies (net of interest income)	140	(12)	(128)	—	—
Income tax expense (benefit)	(48)	60	7	3	22
Minority interest	—	8	—	—	8

	(70)	138	6	(7)	67
Equity in net income (loss) from affiliated companies	132	—	61	(193)	—

Net income (loss)	$62	$138	$67	$(200)	$67

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

BALANCE SHEET

	September 30, 2008
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
	(Millions)

ASSETS
Current assets:
Cash and cash equivalents	$10	$117	$—	$—	$127
Receivables, net	499	1,013	121	(787)	846
Inventories	233	366	—	—	599
Deferred income taxes	23	11	1	—	35
Prepayments and other	29	129	—	—	158

	794	1,636	122	(787)	1,765

Other assets:
Investment in affiliated companies	498	—	892	(1,390)	—
Notes and advances receivable from affiliates	3,694	211	5,428	(9,333)	—
Long-term notes receivable, net	—	13	1	—	14
Goodwill	136	77	—	—	213
Intangibles, net	17	9	—	—	26
Deferred income taxes	56	36	139	—	231
Other	37	70	22	—	129

	4,438	416	6,482	(10,723)	613

Plant, property, and equipment, at cost	1,048	2,005	—	—	3,053
Less — Accumulated depreciation and amortization	(691)	(1,178)	—	—	(1,869)

	357	827	—	—	1,184

	$5,589	$2,879	$6,604	$(11,510)	$3,562

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)
Short-term debt — non-affiliated	$—	$54	$—	$—	$54
Short-term debt — affiliated	159	385	11	(555)	—
Trade payables	370	856	—	(214)	1,012
Accrued taxes	8	30	—	—	38
Other	121	157	29	(18)	289

	658	1,482	40	(787)	1,393

Long-term debt — non-affiliated	—	12	1,458	—	1,470
Long-term debt — affiliated	4,330	119	4,884	(9,333)	—
Deferred income taxes	0	55	—	—	55
Postretirement benefits and other liabilities	302	81	—	4	387
Commitments and contingencies
Minority interest	—	35	—	—	35
Shareholders’ equity	299	1,095	222	(1,394)	222

	$5,589	$2,879	$6,604	$(11,510)	$3,562

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Three Months Ended September 30, 2008
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
	(Millions)

Operating Activities
Net cash provided (used) by operating activities	$46	$44	$(50)	$—	$40

Investing Activities
Proceeds from the sale of assets	—	—	—	—	—
Cash payment for plant, property, and equipment	(23)	(42)	—	—	(65)
Acquisition of business	—	3	—	—	3
Cash payment for software related intangible assets	—	(1)	—	—	(1)
Investments and other	—	—	—	—	—

Net cash used by investing activities	(23)	(40)	—	—	(63)

Financing Activities
Issuance of common stock	—	—	—	—	—
Retirement of long-term debt	—	(1)	—	—	(1)
Increase (decrease) in bank overdrafts	—	(18)	—	—	(18)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	—	8	19	—	27
Intercompany dividends and net increase (decrease) in intercompany obligations	(19)	(12)	31	—	—
Distribution to minority interest partners	—	—	—	—	—
Other	—	—	—	—	—

Net cash provided (used) by financing activities	(19)	(23)	50	—	8

Effect of foreign exchange rate changes on cash and cash equivalents	—	(22)	—	—	(22)
Increase (decrease) in cash and cash equivalents	4	(41)	—	—	(37)

Cash and cash equivalents, July 1	6	158	—	—	164

Cash and cash equivalents, September 30 (Note)	$10	$117	$—	$—	$127

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Three Months Ended September 30, 2007
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
	(Millions)

Operating Activities
Net cash provided (used) by operating activities	$63	$14	$(81)	$—	$(4)

Investing Activities
Net proceeds from the sale of assets	1	—	—	—	1
Cash payments for plant, property, and equipment	(14)	(27)	—	—	(41)
Cash payment for net assets purchased	(16)	—	—	—	(16)
Cash payments for software related intangible assets	(3)	—	—	—	(3)
Investments and other	—	(2)	—	—	(2)

Net cash provided (used) by investing activities	(32)	(29)	—	—	(61)

Financing Activities
Issuance of common stock	—	—	2	—	2
Retirement of long-term debt	—	—	(2)	—	(2)
Increase (decrease) in bank overdrafts	—	(5)	—	—	(5)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	—	1	86	—	87
Intercompany dividends and net increase (decrease) in intercompany obligations	(35)	40	(5)	—	—
Distributions to minority interest partners	—	(2)	—	—	(2)
Other	—	2	—	—	2

Net cash provided (used) by financing activities	(35)	36	81	—	82

Effect of foreign exchange rate changes on cash and cash equivalents	—	18	—	—	18

Increase (decrease) in cash and cash equivalents	(4)	39	—	—	35
Cash and cash equivalents, July 1	9	159	—	—	168

Cash and cash equivalents, September 30 (Note)	$5	$198	$—	$—	$203

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2008
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
	(Millions)

Operating Activities
Net cash provided (used) by operating activities	$31	$86	$(83)	$—	$34

Investing Activities
Proceeds from the sale of assets	—	2	—	—	2
Cash payment for plant, property, and equipment	(76)	(116)	—	—	(192)
Acquisition of business	(19)	3	—	—	(16)
Cash payment for software related intangible assets	(5)	(4)	—	—	(9)
Investments and other	—	—	—	—	—

Net cash used by investing activities	(100)	(115)	—	—	(215)

Financing Activities
Issuance of common stock	—	—	1	—	1
Retirement of long-term debt	—	(2)	(2)	—	(4)
Increase (decrease) in bank overdrafts	—	(18)	—	—	(18)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	—	10	138	—	148
Intercompany dividends and net increase (decrease) in intercompany obligations	73	(19)	(54)	—	—
Distribution to minority interest partners	—	(4)	—	—	(4)
Other	—	—	—	—	—

Net cash provided (used) by financing activities	73	(33)	83	—	123

Effect of foreign exchange rate changes on cash and cash equivalents	—	(3)	—	—	(3)

Increase (decrease) in cash and cash equivalents	4	(65)	—	—	(61)
Cash and cash equivalents, January 1	6	182	—	—	188

Cash and cash equivalents, September 30 (Note)	$10	$117	$—	$—	$127

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2007
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
	(Millions)

Operating Activities
Net cash provided (used) by operating activities	$181	$18	$(240)	$—	$(41)

Investing Activities
Net proceeds from the sale of assets	2	—	—	—	2
Cash payment for plant, property, and equipment	(41)	(75)	—	—	(116)
Cash payment for net assets purchased	(16)	—	—	—	(16)
Cash payment for software related intangible assets	(9)	(5)	—	—	(14)
Acquisition of businesses	—	—	—	—	—
Investments and other	—	—	—	—	—

Net cash used by investing activities	(64)	(80)	—	—	(144)

Financing Activities
Issuance of common stock	—	—	6	—	6
Issuance of long-term debt	—	—	150	—	150
Debt issuance cost of long-term debt	—	—	(6)	—	(6)
Retirement of long-term debt	—	(2)	(359)	—	(361)
Increase (decrease) in bank overdrafts	—	6	—	—	6
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	—	3	357	—	360
Intercompany dividends and net increase (decrease) in intercompany obligations	(168)	76	92	—	—
Distribution to minority interest partners	—	(3)	—	—	(3)
Other	—	2	—	—	2

Net cash provided (used) by financing activities	(168)	82	240	—	154

Effect of foreign exchange rate changes on cash and cash equivalents	—	32	—	—	32

Increase (decrease) in cash and cash equivalents	(51)	52	—	—	1
Cash and cash equivalents, January 1	56	146	—	—	202

Cash and cash equivalents, September 30 (Note)	$5	$198	$—	$—	$203

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As you read the following review of our financial condition and results of operations, you should also read our condensed consolidated financial statements and related notes beginning on page 4.

Executive Summary

We are one of the world’s leading manufacturers of automotive emission control and ride control products and systems. We serve both original equipment (OE) vehicle designers and manufacturers and the repair and replacement markets, or aftermarket, globally through leading brands, including Monroe® , Rancho® , Clevite® Elastomers and Fric Rottm ride control products and Walker® , Fonostm, and Gillettm emission control products. Worldwide we serve more than 39 different original equipment manufacturers, and our products or systems are included on eight of the top 10 passenger car models produced for sale in Europe and nine of the top 10 light truck and SUV models produced for sale in North America for 2007. Our aftermarket customers are comprised of full-line and specialty warehouse distributors, retailers, jobbers, installer chains and car dealers.

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

We have a substantial amount of indebtedness. As such, our ability to generate cash — both to fund operations and service our debt — is also a significant area of focus for our company. See “Results from Operations — Cash Flows for the Three Months Ended September 30, 2008 and 2007,” “Results from Operations — Cash Flows for the Nine Months Ended September 30, 2008 and 2007” and “Liquidity and Capital Resources” below for further discussion of cash flows.

Total revenues for the third quarter of 2008 were $1,497 million, compared to $1,556 million in the third quarter of 2007. Excluding the impact of currency and substrate sales, revenue was down $22 million or two percent, from $1,126 million to $1,104 million, driven by lower OE production volumes, most significantly in North America, compounded by the vehicle mix shift away from SUVs and light trucks in North America and lower volumes with key China customers. Increased sales in the North American aftermarket, Australia, and South America and India helped partially offset the overall North American industry production decline.

Gross margin in the third quarter of 2008 was 13.3 percent, down 2.3 percentage points from 15.6 percent in 2007. Lower production levels globally and a mix shift away from higher margin light trucks and SUVs negatively impacted overall gross margin. Our gross margin in third quarter 2008 was also negatively impacted by the timing of steel cost recovery from a major OE customer.

Selling, general and administrative was down $14 million in the current quarter, at $87 million, including $3 million in restructuring and restructuring-related expense, compared to $101 million in the third quarter of 2007 which included $5 million in aftermarket changeover costs. Lower administrative costs and intense efforts to cut discretionary spending drove the improvement. Engineering expense was $29 million and $30 million in the third quarter of 2008 and 2007, respectively, as we continue to make strategic investments in perparation for new platform launches and in the technology necessary for capturing future growth opportunities. In total, we reported selling, general, administrative and engineering expenses in the third quarter of 2008 at 7.7 percent of revenues, as compared to 8.4 percent of revenues for the third quarter of 2007.

Earnings before interest expense, taxes and minority interest (“EBIT”) was $28 million for the third quarter of 2008, down $29 million from $57 million in the third quarter of 2007. Improved earnings in our Europe segment partially offset higher restructuring charges and reduced profitability in North America due to a significant industry OE production decline and in Asia Pacific due to volume declines at significant customers.

Total revenues for the first nine months of 2008 were $4,708 million, compared to $4,619 million for the first nine months of 2007. Excluding the impact of currency and substrate sales, revenue was down $77 million, from $3,386 million to $3,309 million, driven by a $108 million decline in North American OE revenues due to reduced light vehicle OE production volumes in North America in light of economic conditions, which were further impacted by several strikes in the first half of the year. In addition, North American commercial vehicle (truck) production declined. Increased sales in South America and Australia and, during the first six months, Asia helped partially offset the reduced North American OE production.

Gross margin in the first nine months of 2008 was 14.9 percent, down 1.3 percentage points from 16.2 percent in 2007. Lower North American OE production due in part to labor strikes, the mix shift away from the more profitable light trucks and SUVs and higher restructuring charges negatively impacted overall gross margin. This was partially offset by new OE business.

We reported selling, general, and administrative expenses of $294 million in the first nine months of 2008, compared to $300 million for the first nine months of 2007. The decrease was mainly due to lower administrative costs and intense efforts to cut discretionary spending. Engineering expenses were $99 million in the first nine months of 2008 compared to $86 million for the first nine months of 2007 as we continued our investment in engineering and technology development to prepare to meet customer needs for more stringent environmental regulations.

EBIT was $142 million for the first three quarters of 2008, down $67 million from $209 million in 2007. Reduced North American OE production volumes, higher restructuring, depreciation, and aftermarket customer changeover costs, and increased spending on engineering more than accounted for the decline, partially offset by lower administrative costs.

Results from Operations

Net Sales and Operating Revenues for the Three Months Ended September 30, 2008 and 2007

The following tables reflect our revenues for the third quarter of 2008 and 2007. We present these reconciliations of revenues in order to reflect the trend in our sales in various product lines and geographic regions separately from the effects of doing business in currencies other than the U.S. dollar. We have not reflected any currency impact in the 2007 table since this is the base period for measuring the effects of currency during 2008 on our operations. We believe investors find this information useful in understanding period-to-period comparisons in our revenues.

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

	Three Months Ended September 30, 2008
				Substrate	Revenues
				Sales	Excluding
			Revenues	Excluding	Currency and
		Currency	Excluding	Currency	Substrate
	Revenues	Impact	Currency	Impact	Sales
	(Millions)

North America Original Equipment
Ride Control	$139	$—	$139	$—	$139
Emission Control	381	—	381	188	193

Total North America Original Equipment	520	—	520	188	332
North America Aftermarket
Ride Control	99	—	99	—	99
Emission Control	43	(1)	44	—	44

Total North America Aftermarket	142	(1)	143	—	143
Total North America	662	(1)	663	188	475
Europe Original Equipment
Ride Control	111	6	105	—	105
Emission Control	370	10	360	126	234

Total Europe Original Equipment	481	16	465	126	339
Europe Aftermarket
Ride Control	59	2	57	—	57
Emission Control	52	2	50	—	50

Total Europe Aftermarket	111	4	107	—	107
South America & India	115	11	104	16	88
Total Europe, South America & India	707	31	676	142	534
Asia	77	6	71	22	49
Australia	51	1	50	4	46

Total Asia Pacific	128	7	121	26	95

Total Tenneco	$1,497	$37	$1,460	$356	$1,104

	Three Months Ended September 30, 2007
				Substrate	Revenues
				Sales	Excluding
			Revenues	Excluding	Currency and
		Currency	Excluding	Currency	Substrate
	Revenues	Impact	Currency	Impact	Sales
	(Millions)

North America Original Equipment
Ride Control	$126	$—	$126	$—	$126
Emission Control	476	—	476	245	231

Total North America Original Equipment	602	—	602	245	357
North America Aftermarket
Ride Control	92	—	92	—	92
Emission Control	40	—	40	—	40

Total North America Aftermarket	132	—	132	—	132
Total North America	734	—	734	245	489
Europe Original Equipment
Ride Control	97	—	97	—	97
Emission Control	381	—	381	134	247

Total Europe Original Equipment	478	—	478	134	344
Europe Aftermarket
Ride Control	52	—	52	—	52
Emission Control	56	—	56	—	56

Total Europe Aftermarket	108	—	108	—	108
South America & India	86	—	86	10	76
Total Europe, South America & India	672	—	672	144	528
Asia	99	—	99	33	66
Australia	51	—	51	8	43

Total Asia Pacific	150	—	150	41	109

Total Tenneco	$1,556	$—	$1,556	$430	$1,126

Revenues from our North American operations decreased $72 million in the third quarter of 2008 compared to the same period last year. Higher OE ride control and aftermarket sales were more than offset by lower North American OE emission control revenues. North American OE emission control revenues were down $95 million in the third quarter of 2008. Excluding substrate sales, revenues were down $38 million compared to last year. This decrease was primarily due to a 16% year-over-year decline in industry production volumes, including a temporary stop of production on the Toyota Tundra, as well as significant reduction in customer light truck production which included the Ford Super Duty and F150, GMT 900 and the Dodge Ram. North American OE ride control revenues for the third quarter of 2008 were up $13 million from the prior year. Revenues of $40 million from our recently acquired Kettering, Ohio ride-control operations helped offset the significantly lower light truck and SUV production. Our total North American OE revenues, excluding substrate sales, decreased seven percent in the third quarter of 2008 compared to third quarter of 2007. The third quarter North American light truck and SUV production rate decreased 32 percent while production rates for passenger cars increased five percent. Aftermarket revenues for North America were $142 million in the third quarter of 2008, an increase of $10 million compared to the prior year, driven by higher volumes in both product lines as well as higher pricing to offset material cost increases. Aftermarket ride control revenues increased eight percent in the third quarter of 2008 while aftermarket emission control revenues excluding currency increased nine percent in the third quarter of 2008.

Our geographic diversification benefited us in the quarter as our European, South American and Indian segment’s revenues increased $35 million, or five percent, in the third quarter of 2008 compared to last year. The third quarter total European light vehicle industry production was relatively flat to the third quarter of 2007. Europe OE emission control revenues of $370 million in the third quarter of 2008 were down three percent as compared to the third quarter of last year. Excluding substrate sales and a favorable impact of $10 million due to currency, Europe OE emission control revenues decreased five percent over 2007, primarily due to lower volumes on the Opel Astra and Vectra, the BMW 3 Series and Volvo. Improved volumes on the BMW 1 series, VW Golf , the new Jaguar XF, and the Ford Mondea and C-Max helped partially offset the emission control decrease. Europe OE ride control revenues of $111 million in the third quarter of 2008 were up 13 percent year-over-year. Excluding currency, revenues increased by seven percent in the 2008 third quarter due to favorable volumes on the Suzuki Splash, VW Passat and Transporter, Ford Focus, the new Mazda 2 and Mercedes C-class. European aftermarket revenues increased $3 million in the third quarter of 2008 compared to last year. When adjusted for currency, aftermarket revenues were down $1 million year-over-year. Excluding the $2 million favorable impact of currency, ride control aftermarket revenues were $5 million better when compared to prior year. Emission control aftermarket revenues were down $6 million, excluding $2 million in currency benefit, due to overall market declines. South American and Indian revenues were $115 million during the third quarter of 2008, compared to $86 million in the prior year. Stronger OE and aftermarket sales and currency appreciation drove this increase.

Revenues from our Asia Pacific segment decreased $22 million to $128 million in the third quarter of 2008 compared to $150 million in the third quarter of 2007. Excluding the impact of substrate sales and currency, revenues decreased to $95 million from $109 million in the prior year. Asian revenues for the third quarter of 2008 were $77 million, down 22 percent from last year. Although overall China production was up slightly, GM, Volkswagen, Ford and Brilliance, our largest customers in this region, all took unplanned downtime in the summer, resulting in a year-over-year 14% production decline for these leading OEMs. Third quarter revenues for Australia were flat year-over-year. Excluding substrate sales and favorable currency of $1 million, Australian revenue was up $3 million.

Net Sales and Operating Revenues for the Nine Months Ended September 30, 2008 and 2007

	Nine Months Ended September 30, 2008
				Substrate	Revenues
				Sales	Excluding
			Revenues	Excluding	Currency and
		Currency	Excluding	Currency	Substrate
	Revenues	Impact	Currency	Impact	Sales
	(Millions)

North America Original Equipment
Ride Control	$372	$—	$372	$—	$372
Emission Control	1,214	2	1,212	597	615

Total North America Original Equipment	1,586	2	1,584	597	987
North America Aftermarket
Ride Control	311	2	309	—	309
Emission Control	122	1	121	—	121

Total North America Aftermarket	433	3	430	—	430
Total North America	2,019	5	2,014	597	1,417
Europe Original Equipment
Ride Control	371	39	332	—	332
Emission Control	1,243	119	1,124	398	726

Total Europe Original Equipment	1,614	158	1,456	398	1,058
Europe Aftermarket
Ride Control	175	16	159	—	159
Emission Control	152	14	138	—	138

Total Europe Aftermarket	327	30	297	—	297
South America & India	317	33	284	44	240
Total Europe, South America & India	2,258	221	2,037	442	1,595
Asia	272	25	247	81	166
Australia	159	15	144	13	131

Total Asia Pacific	431	40	391	94	297

Total Tenneco	$4,708	$266	$4,442	$1,133	$3,309

	Nine Months Ended September 30, 2007
				Substrate	Revenues
				Sales	Excluding
			Revenues	Excluding	Currency and
		Currency	Excluding	Currency	Substrate
	Revenues	Impact	Currency	Impact	Sales
	(Millions)

North America Original Equipment
Ride Control	$391	$—	$391	$—	$391
Emission Control	1,381	—	1,381	677	704

Total North America Original Equipment	1,772	—	1,772	677	1,095
North America Aftermarket
Ride Control	300	—	300	—	300
Emission Control	115	—	115	—	115

Total North America Aftermarket	415	—	415	—	415
Total North America	2,187	—	2,187	677	1,510
Europe Original Equipment
Ride Control	311	—	311	—	311
Emission Control	1,174	—	1,174	418	756

Total Europe Original Equipment	1,485	—	1,485	418	1,067
Europe Aftermarket
Ride Control	152	—	152	—	152
Emission Control	160	—	160	—	160

Total Europe Aftermarket	312	—	312	—	312
South America & India	237	—	237	29	208
Total Europe, South America & India	2,034	—	2,034	447	1,587
Asia	254	—	254	89	165
Australia	144	—	144	20	124

Total Asia Pacific	398	—	398	109	289

Total Tenneco	$4,619	$—	$4,619	$1,233	$3,386

Revenues from our North American operations decreased $168 million in the first nine months of 2008 compared to the same period last year. Higher aftermarket revenues were more than offset by lower OE revenues. North American OE emission control revenues were down $167 million in the first nine months of 2008. Excluding substrate sales and currency impact, revenues were down $89 million compared to last year. This decrease was primarily due to significantly lower light vehicle OE production, as discussed in the three month discussion above. North American OE ride control revenues for the first nine months of 2008 were down $19 million from the prior year. The increase to ride control revenues from our recently acquired Kettering, Ohio ride-control operations was more than offset by the significantly lower customer production schedules. Our total North American OE revenues, excluding substrate sales and currency, decreased 10 percent in the first nine months of 2008 compared to the first nine months of 2007, consistent with the North American light vehicle production rate decrease of 13 percent. Aftermarket revenues for North America were $433 million in the first nine months of 2008, an increase of $18 million compared to the prior year, driven by higher sales in both product lines. Sales to new customers and sales volume drove the increase. Excluding currency, aftermarket ride control revenues increased three percent in the first nine months of 2008 while aftermarket emission control revenues increased five percent in the first nine months of 2008.

Our geographic diversification benefited us as our European, South American and Indian segment’s revenues increased $224 million, or 11 percent, in the first nine months of 2008 compared to last year. The first nine months total European light vehicle industry production increased three percent from the first nine months of 2007. Europe

OE emission control revenues of $1,243 million in the first nine months of 2008 were up six percent as compared to the first nine months of last year. Excluding substrate sales and a favorable impact of $119 million due to currency, Europe OE emission control revenues decreased four percent over 2007, primarily due to less than prior year alloy surcharge recovery as nickel alloy costs are lower in the current year. Europe OE ride control revenues of $371 million in the first nine months of 2008 were up 19 percent year-over-year. Excluding currency, revenues increased by six percent in the first nine months of 2008 due to improved volumes on the VW Passat and Mercedes C-class both equipped with our electronic shocks. European aftermarket revenues increased $15 million in the first nine months of 2008 compared to last year. When adjusted for currency, aftermarket revenues were down five percent. Excluding the $16 million impact of currency, ride control aftermarket revenues were up four percent due to strong volumes and improved pricing. Emission control aftermarket revenues were down 14 percent, excluding $14 million in currency benefit, due to lower volumes which more than offset improved pricing. South American and Indian revenues were $317 million during the first nine months of 2008, compared to $237 million in the prior year. Stronger OE and aftermarket sales and currency appreciation drove this increase.

Our geographic diversification further benefited us as revenues from our Asia Pacific segment, increased $33 million to $431 million in the first nine months of 2008 compared to the same period last year. Excluding the impact of substrate sales and currency, revenues increased to $297 million from $289 million in the prior year. Asian revenues for the first nine months of 2008 were $272 million, up seven percent from last year. This increase was primarily due to higher OE sales in China during the first six months, driven by new launches and partially offset by lower volumes on existing platforms. Revenues for the first nine months of 2008 for Australia increased 11 percent to $159 million. Excluding substrate sales and favorable currency of $15 million, Australian revenue was up $7 million.

EBIT for the three months ended September 30, 2008 and 2007

	Three Months	Three Months
	Ended	Ended
	September 30, 2008	September 30, 2007	Change
	(Millions)

North America	$(2)	$24	$(26)
Europe, South America & India	24	22	2
Asia Pacific	6	11	(5)

	$28	$57	$(29)

The EBIT results shown in the preceding table include the following items, certain of which are discussed below under “Restructuring and Other Charges,” which have an effect on the comparability of EBIT results between periods:

	Three Months Ended
	September 30,
	2008	2007
	(Millions)

North America
Restructuring and restructuring-related expenses	$5	$—
Changeover costs for new aftermarket customers(1)	—	5
Europe, South America & India
Restructuring and restructuring-related expenses	1	3
Asia Pacific
Restructuring and restructuring-related expenses	—	—

(1)	Represents costs associated with changing new aftermarket customers from their prior suppliers to an inventory of our products. Although our aftermarket business regularly incurs changeover costs, we specifically identify in the table above those changeover costs that, based on the size or number of customers involved, we believe are of an unusual nature for the quarter in which they were incurred.

EBIT for North American operations was a loss of $2 million in the third quarter of 2008, a decrease of $26 million from $24 million one year ago. OE industry production volume declines and unfavorable product mix negatively impacted EBIT by $28 million. Lower manufacturing cost absorption driven by significant downward changes to customer production schedules reduced EBIT by an additional $14 million. Higher depreciation expense of $1 million related to capital expenditures to support our sizeable 2007 emission control platform launches further reduced EBIT. North America’s third quarter 2008 EBIT was also negatively impacted by $5 million in restructuring and restructuring-related costs and unfavorable currency exchange of $6 million, related to the Mexican Peso and Canadian dollar. These decreases were partially offset by higher aftermarket volumes and new OE platform launches in both emission and ride control business which combined to impact EBIT favorably by $15 million as well as focused spending reduction efforts to help counter the eroding North American industry environment, mainly in lower selling, general and administrative costs. Changeover costs for new aftermarket customers of $5 million were included in the third quarter EBIT of 2007.

Our European, South American and Indian segment’s EBIT was $24 million for the third quarter of 2008 compared to $22 million during the same period last year. Lower OE emission control volumes were offset by higher OE ride control volumes, manufacturing improvements and cost reduction efforts. Currency had a $1 million negative impact on EBIT for the third quarter of 2008. Restructuring and restructuring-related expenses of $1 million were included in the third quarter of 2008 compared to $3 million in the third quarter of 2007.

EBIT for our Asia Pacific segment in the third quarter of 2008 was $6 million compared to $11 million in the third quarter of 2007. Operational improvements in Australia of $1 million and favorable currency of $2 million benefited EBIT in the third quarter. This was more than offset by the lower volume in China, which reduced EBIT by $5 million year-over-year, $1 million of higher selling, general and administrative, and engineering expense and inventory adjustments related to platform changes had a negative $2 million impact.

Currency had a $5 million unfavorable impact on overall company EBIT for the three months ended September 30, 2008, as compared to the prior year.

EBIT as a Percentage of Revenue

	Three Months
	Ended
	September 30,
	2008	2007

North America	—	3%
Europe, South America & India	3%	3%
Asia Pacific	5%	7%
Total Tenneco	2%	4%

In North America, EBIT as a percentage of revenue for the third quarter of 2008 was three percentage points less than last year. Lower OE production, lower manufacturing cost absorption driven by the reduced OE production, unfavorable currency, higher restructuring and restructuring-related expenses and increased depreciation expense were partially offset by the impact to EBIT margin due to increased aftermarket sales, new OE business and reduced selling, general, and administrative expense. In Europe, South America and India, EBIT margin for the third quarter of 2008 was even with prior year. Higher OE ride control volumes, manufacturing efficiencies and cost reduction efforts were offset by unfavorable currency and lower OE emission control volumes. EBIT as a percentage of revenue for our Asia Pacific segment was down two percentage points versus prior year. OE production volume decreases with key customers in China and the related manufacturing costs were partially offset by cost reductions, manufacturing efficiencies and favorable currency in Australia.

EBIT for the Nine Months Ended September 30, 2008 and 2007

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2007	Change
	(Millions)

North America	$24	$104	$(80)
Europe, South America & India	97	80	17
Asia Pacific	21	25	(4)

	$142	$209	$(67)

The EBIT results shown in the preceding table include the following items, certain of which are discussed below under “Restructuring and Other Charges,” which have an effect on the comparability of EBIT results between periods:

	Nine Months
	Ended
	September 30,
	2008	2007
	(Millions)

North America
Restructuring and restructuring-related expenses	$7	$1
Changeover costs for new aftermarket customers(1)	7	5
Europe, South America & India
Restructuring and restructuring-related expenses	7	6
Asia Pacific
Restructuring and restructuring-related expenses	2	—

(1)	Represents costs associated with changing new aftermarket customers from their prior suppliers to an inventory of our products. Although our aftermarket business regularly incurs changeover costs, we specifically identify in the table above those changeover costs that, based on the size or number of customers involved, we believe are of an unusual nature for the quarter in which they were incurred.

EBIT from North American operations decreased to $24 million in the first nine months of 2008, from $104 million one year ago. The decline was primarily related to lower OE production volumes, including the industry union strikes, and a vehicle mix shift from light truck and SUVs to passenger cars. The OE production volume declines and the vehicle mix shift reduced EBIT by $68 million for the first nine months of 2008. Lower manufacturing cost absorption driven by the decline in overall OE production volumes reduced EBIT by $26 million. Higher depreciation expense of $6 million, resulting from capital expenditures to support our 2007 emission control platform launches, negatively impacted EBIT. In the first nine months of 2008, North American EBIT was also negatively impacted by $6 million of higher restructuring and restructuring-related expenses and $2 million of higher aftermarket customer changeover costs. These decreases were partially offset by higher aftermarket volumes and new OE platform launches in both emission and ride control business which had a combined favorable EBIT impact of $27 million.

Our European, South American and Indian segment’s EBIT was $97 million for the first nine months of 2008 compared to $80 million during the same period last year. The improvement was driven by significant manufacturing efficiencies which favorably impacted EBIT by $25 million. Lower net alloy surcharges of $7 million and reduced selling, general and administrative spending of $11 million also benefited EBIT. These improvements were partially offset by increased spending of $3 million on engineering as we invest in future programs and technologies and higher steel costs. Restructuring and restructuring-related expenses of $7 million were included in first nine months’ EBIT of 2008, an increase of $1 million from the same period last year. Currency had a $1 million favorable impact on the first nine months’ EBIT of 2008.

EBIT for our Asia Pacific segment in the first nine months of 2008 was $21 million compared to $25 million in the first nine months of 2007. Increased volumes, mainly in China for the first six months, increased EBIT by

$4 million while favorable currency had a $4 million impact on EBIT. Those benefits were more than offset by increased selling, general and administrative expenses of $3 million, higher steel costs, increased depreciation expense of $1 million and restructuring and restructuring-related expenses of $2 million in the first nine months of 2008.

Currency had a $1 million unfavorable impact on overall company EBIT for the nine months ended September 30, 2008, as compared to the prior year.

EBIT as a Percentage of Revenue

	Nine Months
	Ended
	September 30,
	2008	2007

North America	1%	5%
Europe, South America & India	4%	4%
Asia Pacific	5%	6%
Total Tenneco	3%	5%

In North America, EBIT as a percentage of revenue for the first nine months of 2008 was four percentage points less than last year. The benefits from our higher aftermarket sales and new platform launches were more than offset by lower OE volumes, lower manufacturing cost absorption due to the reduced OE volumes, higher depreciation costs, and increased investments in engineering. During the first nine months of 2008, North American results include higher restructuring and restructuring-related charges and aftermarket changeover costs. In Europe, South America and India, EBIT margin for the first nine months of 2008 was flat with prior year. Reduced spending on selling, general and administrative costs, lower net alloy surcharges, favorable currency and manufacturing efficiencies were offset by higher engineering and restructuring and restructuring-related expenses. EBIT as a percentage of revenue for our Asia Pacific segment decreased one percentage point in the first nine months of 2008 versus the prior year. OE production increases mainly in China and favorable currency were more than offset by higher steel, depreciation and restructuring and restructuring-related expenses and increased selling, general, and administrative costs.

Interest Expense, Net of Interest Capitalized

We reported interest expense of $30 million ($28 million in our U.S. operations and $2 million in our foreign operations) in the third quarter of 2008 compared to $32 million all in our U.S. operations in the prior year. The requirement to mark to market the interest rate swaps described below had no impact on interest expense in the third quarter 2008 and decreased interest expense by $4 million in the third quarter 2007. Interest expense decreased in the third quarter of 2008 compared to the prior year comparable period as a result of a decrease in our variable rate debt and lower rates on both our variable rate debt and a portion of our fixed rate debt.

We reported interest expense for the nine months of 2008 of $88 million ($78 million in our U.S. operations and $10 million in our foreign operations), down from $112 million ($110 million in our U.S. operations and $2 million in our foreign operations) a year ago. The requirement to mark to market the interest rate swaps described below decreased interest expense by $1 million for the first nine months of 2008, versus a decrease to expense of $2 million in the first nine months of 2007. Included in the first nine months of 2007 results was a $5 million charge to expense the unamortized portion of debt issuance costs related to our previous senior credit facility due to our debt refinancing in the first quarter of 2007. Interest expense decreased in the first nine months of 2008 compared to the comparable prior year period as a result of a decrease in our variable rate debt and lower rates on both our variable rate debt and a portion of our fixed rate debt.

We have three fixed-to-floating interest rate swaps that effectively convert $150 million of our 10 1/4 percent fixed interest rate senior secured notes into floating interest rates at an annual rate of LIBOR plus 5.68 percent. Based upon the current LIBOR rate of 3.12 percent (which is in effect until January 15, 2009) these swaps are expected to decrease our interest expense by $1 million in 2008 excluding any impact from marking the swaps to market. Since entering into these swaps, we have realized a net cumulative benefit of $3 million through

September 30, 2008, in reduced interest payments. On September 30, 2008, we had $1.012 billion in long-term debt obligations that have fixed interest rates. Of that amount, $245 million is fixed through July 2013, $500 million is fixed through November 2014, $250 million is fixed through November 2015, and the remainder is fixed from 2012 through 2025. Of the $245 million, $150 million has been swapped to floating and we also have $464 million in long-term debt obligations outstanding under our senior secured credit facility that are subject to variable interest rates. See Note 3 to the condensed consolidated financial statements of Tenneco Inc. and Consolidated Subsidiaries.

Income Taxes

We reported income tax expense of $131 million in the third quarter of 2008 which included $132 million in tax charges primarily related to recording a valuation allowance against deferred tax assets and repatriating $40 million in cash from Brazil as a result of strong performance in South America over the past several years. We reported no income tax expense in the third quarter of 2007 due to $8 million in tax benefits from a reduction in income tax rates in Germany and adjustments for prior year income tax returns.

Income tax expense was $163 million for the first nine months of 2008, compared to $22 million for the first nine months of 2007.

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

Our recent restructuring activities began in the fourth quarter of 2001, when our Board of Directors approved a restructuring plan, a project known as Project Genesis, which was designed to lower our fixed costs, relocate capacity, reduce our work force, improve efficiency and utilization, and better optimize our global footprint. We have subsequently engaged in various other restructuring projects related to Project Genesis. We incurred $25 million in restructuring and restructuring-related costs during 2007, of which $22 million was recorded in cost of sales and $3 million was recorded in selling, general and administrative expense. In the third quarter of 2008, we incurred $6 million in restructuring and restructuring-related costs, of which $3 million was recorded in cost of sales and $3 million was recorded in selling, general and administrative expense. For the first nine months of 2008, we incurred $16 million in restructuring and restructuring-related costs of which $9 million was recorded in cost of sales and $7 million in selling, general and administrative expense. Since Project Genesis was initiated, we have incurred costs of $171 million through September 30, 2008. We estimate that our current annual savings rate for completed projects is approximately $102 million. When all actions announced prior to September 30, 2008 are complete, we expect an additional $20 million of annual savings.

Under the terms of our amended and restated senior credit agreement that took effect on March 16, 2007, we are allowed to exclude $80 million of cash charges and expenses, before taxes, related to cost reduction initiatives incurred after March 16, 2007 from the calculation of the financial covenant ratios required under our senior credit facility. As of September 30, 2008, we have excluded $39 million in allowable charges relating to restructuring initiatives against the $80 million available under the terms of the March 2007 amended and restated senior credit facility.

On October 29, 2008, we announced a global operations restructuring initiative to reduce structural costs and capacity in response to the current industry downturn, marked by falling vehicle sales and OE production volumes worldwide. This initiative includes eliminating 1,100 positions, closing four facilities worldwide and restructuring another and implementing other cost reduction actions. We estimate that we will record up to $60 million in charges, of which approximately $44 million represents cash expenditures. We expect to record about $40 million of this charge in the fourth quarter of 2008 and the remainder through 2009. These planned activities will utilize the remainder of the allowable charges relating to restructuring initiatives referred to above. We may seek the approval of our lenders to exclude additional restructuring charges from the calculation of our financial covenant ratios or we may include those charges in the calculation of our ratios. We expect to generate approximately $64 million in annual savings beginning in 2009.

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

Earnings Per Share

We reported a net loss of $136 million or $2.92 per diluted common share for the third quarter of 2008, as compared to net income of $21 million or $0.45 per diluted common share for the third quarter of 2007. Included in the results for the third quarter of 2008 were negative impacts from expenses related to our restructuring and restructuring-related activities and the negative impact of our tax charges. The net impact of these items decreased earnings per diluted share by $2.93. Included in the results for the third quarter of 2007 were negative impacts from expenses related to our restructuring and restructuring-related activities and new aftermarket customer changeover costs, more than offset by benefits from tax adjustments. The net impact of these items increased earnings per diluted share by $0.06. Please read the Notes to the consolidated financial statements for more detailed information on earnings per share.

We reported a net loss of $117 million or $2.53 per diluted common share for the first three quarters of 2008, as compared to net income of $67 million or $1.42 per diluted common share for the first three quarters of 2007. Included in the results for the first nine months of 2008 were negative impacts from expenses related to our restructuring activities, the negative impact of new aftermarket customer changeovers and tax charges. The net impact of these items decreased earnings per diluted share by $3.45. Included in the results for the first nine months of 2007 were negative impacts from expenses related to our restructuring activities, new aftermarket customer changeover costs and charges relating to refinancing in the first quarter partially offset by benefits from tax adjustments. The net impact of these items decreased earnings per diluted share by $0.06.

Cash Flows for the Three Months Ended September 30, 2008 and 2007

	Three Months	Three Months
	Ended	Ended
	September 30, 2008	September 30, 2007
	(Millions)

Cash provided (used) by:
Operating activities	$40	$(4)
Investing activities	(63)	(61)
Financing activities	8	82

Operating Activities

For the three months ended September 30, 2008, operating activities provided $40 million in cash compared to $4 million in cash used during the same period last year. For the three months ended September 30, 2008, cash used for working capital was $2 million versus $72 million for the three months ended September 30, 2007. Receivables provided cash of $34 million compared to cash provided of $30 million in the prior year. The cash provided by receivables reflects an increase of $10 million in securitized accounts receivable. Inventory cash flow represented a cash outflow of $4 million during the three months ended September 30, 2008 versus a cash outflow of $42 million in the prior year. The improvement was primarily due to a significant decrease in cash used for inventories of catalytic converters sourced from South Africa. Accounts payable used cash of $9 million compared to last year’s cash outflow of $47 million driven by the lower level of U.S. production and lower days payable outstanding. Cash taxes were $26 million for the three months ended September 30, 2008, compared to $17 million in the prior year.

One of our European subsidiaries receives payment from one of its OE customers whereby the accounts receivable are satisfied through the delivery of negotiable financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets as they do not meet our definition of cash equivalents. The amount of these financial instruments that was collected before their maturity date totaled $13 million as of September 30, 2008, compared with $16 million at the same date in 2007. No negotiable financial instruments were held by our European subsidiary as of September 30, 2008 or September 30, 2007.

In certain instances several of our Chinese subsidiaries receive payment from OE customers and satisfy vendor payments through the receipt and delivery of negotiable financial instruments. Financial instruments used to satisfy vendor payables and not redeemed totaled $13 million and $12 million at September 30, 2008 and 2007, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $9 million and $7 million at September 30, 2008 and 2007, respectively, and were classified as other current assets. One of our Chinese subsidiaries that issues its own negotiable financial instruments to pay its vendors is required to maintain a cash balance at a financial institution that guarantees those financial instruments. No financial instruments were outstanding at that Chinese subsidiary as of September 30, 2008 and 2007.

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

Investing Activities

Cash used for investing activities was $2 million higher in the third quarter of 2008 compared to the same period a year ago. Cash payments for plant, property and equipment were $65 million in the third quarter of 2008 versus payments of $41 million in the third quarter of 2007. The increase of $24 million in cash payments for plant, property and equipment was to support new business that has been awarded for 2010 and 2011. In September 2008, we acquired Gruppo Marzocchi which resulted in a $3 million cash inflow ($(1) million cash consideration paid, net of $4 million cash acquired). Cash of $16 million was used to acquire Combustion Components Associates’ ELIM-NOxtm technology during the third quarter of 2007. Cash payments for software-related intangible assets were $1 million in the third quarter of 2008 compared to $3 million in the third quarter of 2007.

Financing Activities

Cash flow from financing activities was an $8 million inflow in the third quarter of 2008 compared to an inflow of $82 million in the same period of 2007. The decrease was mainly due to lower borrowings against our revolver.

Cash Flows for the Nine Months Ended September 30, 2008 and 2007

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2007
	(Millions)

Cash provided (used) by:
Operating activities	$34	$(41)
Investing activities	(215)	(144)
Financing activities	123	154

Operating Activities

For the nine months ended September 30, 2008, operating activities provided $34 million in cash compared to $41 million in cash used during the same period last year. For the nine months ended September 30, 2008, cash used for working capital was $146 million versus $248 million for the nine months ended September 30, 2007. Receivables were a use of cash of $114 million compared to a cash use of $282 million in the prior year. Inventory represented a cash outflow of $51 million during the nine months ended September 30, 2008, an improvement of $62 million over the prior year. The year-over-year improvement in cash for both accounts receivable and inventory was primarily a result of higher working capital requirements for our new platform launches in North America in 2007. Accounts payable provided cash of $41 million, a decrease from last year’s cash inflow of $171 million. This decrease also primarily resulted from the working capital activity in 2007 for our new platform launches in North America. Cash taxes were $50 million for the nine months ended September 30, 2008, compared to $45 million in the prior year.

Investing Activities

Cash used for investing activities was $71 million higher in the first three quarters of 2008 compared to the same period a year ago. Cash payments for plant, property and equipment were $192 million in the first nine months of 2008 versus payments of $116 million in the first nine months of 2007. The increase of $76 million in cash payments for plant, property and equipment was to support new programs launching in 2010 and 2011 to meet the stricter emission regulations. Cash of $19 million was used to acquire ride control assets at Delphi’s Kettering, Ohio location during the first nine months of 2008. In September 2008, we acquired Gruppo Marzocchi which resulted in a $3 million cash inflow ($(1) million cash consideration paid, net of $4 million cash acquired). Cash of $16 million was used to acquire Combustion Components Associates’ ELIM-NOxtm technology during the first three quarters of 2007. Cash payments for software-related intangible assets were $9 million in the first nine months of 2008 compared to $14 million in the first nine months of 2007.

Financing Activities

Cash flow from financing activities was a $123 million inflow in the first nine months of 2008 compared to an inflow of $154 million in the same period of 2007. The primary reason for the change is attributable to a decrease in borrowings.

Outlook

According to Global Insight, North American light vehicle production levels are expected to decline an estimated 16 percent in the fourth quarter compared to the fourth quarter 2007, with passenger car production levels expected to increase by two percent and light truck and SUVs projected to decline by 29 percent. We should continue to benefit from our recent Kettering, Ohio acquisition, which produces ride control systems for passenger cars, offsetting a portion of the industry decline. We will continue to closely watch market conditions, specifically the credit markets, unemployment rates, trends in light vehicle purchases by consumers including the continued mix shift away from light trucks and SUVs and fuel prices in North America.

Fourth quarter light vehicle production in Europe is projected by Global Insight to fall by 10 percent compared to the fourth quarter of 2007, with estimated production declines of 13 percent in western Europe and four percent in eastern Europe. Compared to the fourth quarter of 2007, Global Insight projects production to grow in the fourth quarter in South America and India by six percent and 24 percent, respectively. Global Insight also projects that China’s fourth quarter light vehicle production will increase by four percent. In China, several of our customers have been reducing their production schedules and we expect this to continue in the fourth quarter.

We anticipate that the global aftermarket will be relatively flat to slightly down. We will continue to support our strong brands and aggressively pursue new customers, actions that we hope will counter any continued softness in the aftermarket.

We will continue to focus globally on controlling discretionary spending, increasing productivity and cost improvements through Six Sigma, Lean manufacturing and restructuring activities. We recently announced actions expected to generate up to $64 million in savings, including reducing salaried and hourly headcount globally, closing four manufacturing plants and one engineering facility and significantly restructuring an additional emission control plant. While we are tightly controlling engineering spending, we continue to support customer programs and technology needed for environmental mandates. We expect to record restructuring charges estimated at $25 million for these actions in the fourth quarter of 2008 and an additional $35 million in restructuring charges during 2009.

In January, we announced that we expect to achieve a compounded annual OE revenue growth rate of 11% to 13% between 2007 and 2012. The projection was based primarily on the following factors: (i) third-party projections for light vehicle and commercial vehicle build rates in 2012; (ii) our future market share based on business already won and new business we expected to capture; (iii) current mandated timeline for worldwide emissions regulations; and (iv) increased content, especially for new emission control business, based on new technologies needed to meet future emissions regulations. We have stated that most of the growth would occur in the later years (2010-2012), and with about half occurring in the commercial vehicle segment.

The most recent third-party projections for 2012 light vehicle and commercial vehicle build rates globally are about the same as we used to make our five-year projection back in January. Consequently, we believe our 11% to 13% five-year compounded annual OE revenue growth rate is achievable.

Even though material prices have declined from peak levels earlier this year, they are still higher than prices at year-end 2007. We are still forecasting 2008 steel cost increases of $50-$60 million. We believe we will offset these cost increases through our cost reduction efforts, aftermarket pricing and OE customer price recoveries. As current contracts expire, and we move into 2009, we are expecting an increase in these costs based on current market prices. Recovery discussions are already underway with our customers to pass these costs on to the market.

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

Revenue Recognition

We recognize revenue for sales to our original equipment and aftermarket customers when title and risk of loss pass to the customers under the terms of our arrangements with those customers, which is usually at the time of shipment from our plants or distribution centers. In connection with the sale of exhaust systems to certain original equipment manufacturers, we purchase catalytic converters and diesel particulate filters or components thereof including precious metals (“substrates”) on behalf of our customers which are used in the assembled system. These substrates are included in our inventory and “passed through” to the customer at our cost, plus a small margin, since we take title to the inventory and are responsible for both the delivery and quality of the finished product. Revenues recognized for substrate sales were $368 million, and $430 million for the first nine months of 2008 and 2007, respectively. For our aftermarket customers, we provide for promotional incentives and returns at the time of sale. Estimates are based upon the terms of the incentives and historical experience with returns. Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis. Shipping and handling costs billed to customers are included in revenues and the related costs are included in cost of sales in our Statements of Income (Loss).

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

Pre-production Design and Development and Tooling Assets

We expense pre-production design and development costs as incurred unless we have a contractual guarantee for reimbursement from the original equipment customer. We had current and long-term receivables of $17 million and $20 million on the balance sheet at September 30, 2008 and December 31, 2007, respectively, for guaranteed pre-production design and development reimbursement arrangements with our customers. In addition, plant, property and equipment includes $52 million and $62 million at September 30, 2008 and December 31, 2007, respectively, for original equipment tools and dies that we own. Prepayments and other includes $57 million and $33 million at September 30, 2008 and December 31, 2007, respectively, for in-process tools and dies that we are building for our original equipment customers.

Income Taxes

In accordance with SFAS No. 109 “Accounting for Income Taxes” (SFAS No. 109), we evaluate our deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. SFAS No. 109 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. This assessment considers, among other matters, the nature, frequency and amount of recent losses, the duration of statutory carryforward periods, and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified.

Valuation allowances have been established for deferred tax assets based on a “more likely than not” threshold. The ability to realize deferred tax assets depends on our ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each tax jurisdiction. We have considered the following possible sources of taxable income when assessing the realization of our deferred tax assets:

•	Future reversals of existing taxable temporary differences;

•	Taxable income or loss, based on recent results, exclusive of reversing temporary differences and carryforwards; and,

•	Tax-planning strategies.

In the third quarter of 2008, we recorded tax expense of $131 million primarily related to establishing a valuation allowance against our net deferred tax assets in the U.S. In the U.S. we utilize the results from 2007 and a projection of our results for 2008 as a measure of the cumulative losses in recent years. While our long-term financial outlook in the U.S. remains positive based on a likely economic recovery in the U.S. and on recent new business we have won particularly in the commercial vehicle segment, accounting standards do not permit us to give any consideration to those factors in evaluating the requirement to record a valuation allowance. Consequently, we concluded that our ability to fully utilize our NOLs was limited due to projecting the current negative economic environment into the future. As a result of tax planning strategies which have not yet been implemented but which we plan to implement and which do not depend upon generating future taxable income, we continue to carry deferred tax assets in the U.S. of $179 million relating to the expected utilization of those NOLs. The federal NOL expires beginning in 2020 through 2027. The state NOL expires in various years through 2027.

If our operating performance improves on a sustained basis, our conclusion regarding the need for full valuation allowance could change, resulting in the reversal of some or all of the valuation allowance in the future. The charge to establish the valuation allowance in the quarter also includes items related to the losses allocable to certain U.S. state jurisdictions where it was determined that tax attributes related to those jurisdictions were potentially not realizable.

Going forward, we will be required to record a valuation allowance against deferred tax assets generated by taxable losses in each period in the U.S. as well as other foreign countries. The Company’s future provision for income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these jurisdictions until the respective valuation allowance is eliminated. This will cause variability in our effective tax rate.

Stock-Based Compensation

Effective January 1, 2006, we began accounting for our stock-based compensation plans in accordance with SFAS No. 123(R), “Share-Based Payment,” which requires a fair value method of accounting for compensation costs related to our stock-based compensation plans. Under the fair value method recognition provision of the statement, a share-based payment is measured at the grant date based upon the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards requires judgment in estimating employee and market behavior. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted. As of September 30, 2008, there is approximately $6 million, net of tax, of total unrecognized compensation costs related to these stock-based awards that is expected to be recognized over a weighted average period of 1.1 years as compared to $5 million, net of tax, and a weighted average period of 1.0 years as of September 30, 2007.

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

Except in the U.K., our pension plans generally do not require employee contributions. Our policy is to fund our pension plans in accordance with applicable U.S. and foreign government regulations and to make additional payments as funds are available to achieve full funding of the accumulated benefit obligation. At September 30, 2008, all legal funding requirements had been met. Other postretirement benefit obligations, such as retiree medical, and certain foreign pension plans are not funded.

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

Changes in Accounting Pronouncements

Footnote 12 in our Notes to Condensed Consolidated Financial Statements located in Part I Item 1 of this Form 10-Q is incorporated herein by reference.

Liquidity and Capital Resources

Capitalization

	September 30,	December 31,
	2008	2007	% Change
	(Millions)

Short-term debt and current maturities	$54	$46	17%
Long-term debt	1,470	1,328	11

Total debt	1,524	1,374	11

Total minority interest	35	31	13
Shareholders’ equity	222	400	(45)

Total capitalization	$1,781	$1,805	(1)

General.  Short-term debt, which includes the current portion of long-term obligations and borrowings by foreign subsidiaries, was $54 million and $46 million as of September 30, 2008 and December 31, 2007. Borrowings under our revolving credit facilities, which are classified as long-term debt, were approximately $307 million and $169 million as of September 30, 2008 and December 31, 2007, respectively. The overall increase in debt resulted primarily from a seasonal increase in working capital levels.

The year-to-date decrease in shareholders’ equity primarily resulted from $(67) million of translation of foreign balances into U.S. dollars and a net loss of $(117) million, primarily related to tax charges for a valuation allowance on deferred tax assets. While our book equity balance was small at September 30, 2008, it had no effect on our business operations. We have no debt covenants that are based upon our book equity, and there are no other agreements that are adversely impacted by our relatively low book equity.

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

In July 2008, we exchanged $250 million principal amount of 8 1/8 percent Senior Notes due on 2015 which have been registered under the Securities Act of 1933, for and in replacement of all outstanding 8 1/8 percent Senior Notes due 2015 which we issued on November 20, 2007 in a private placement. The terms of the new notes are substantially identical to the terms of the notes for which they were exchanged, except that the transfer restrictions and registration rights applicable to the original notes generally do not apply to the new notes.

The ownership structure realignment was designed to allow us to more rapidly use our U.S. net operating losses and reduce our cash tax payments. The realignment involved the creation of a new European holding company which now owns some of our foreign entities. We may further alter the components of the realignment from time to time. If market conditions permit, we may offer debt issued by the new European holding company. This realignment utilized part of our U.S. net operating tax losses. Consequently, we recorded a non-cash charge of $66 million in the fourth quarter of 2007.

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

In March 2007, we refinanced our $831 million senior credit facility. This transaction reduced the interest rates we pay on all portions of the facility. While the total amount of the new senior credit facility is $830 million, approximately the same as the previous facility, we changed the components of the facility to enhance our financial flexibility. We increased the amount of commitments under our revolving loan facility from $320 million to $550 million, reduced the amount of commitments under our tranche B-1 letter of credit/revolving loan facility from $155 million to $130 million and replaced the $356 million term loan B with a $150 million term loan A. As of September 30, 2008, the senior credit facility consisted of a five-year, $150 million term loan A maturing in March 2012, a five-year, $550 million revolving credit facility maturing in March 2012, and a seven-year $130 million tranche B-1 letter of credit/revolving loan facility maturing in March 2014.

The refinancing of the prior facility allowed us to: (i) amend the consolidated net debt to EBITDA ratio, (ii) eliminate the fixed charge coverage ratio, (iii) eliminate the restriction on capital expenditures, (iv) increase the amount of acquisitions permitted, (v) improve the flexibility to repurchase and retire higher cost junior debt, (vi) increase our ability to enter into capital leases, (vii) increase the ability of our foreign subsidiaries to incur debt, (viii) increase our ability to pay dividends and repurchase common stock, (ix) increase our ability to invest in joint ventures, (x) allow for the increase in the existing tranche B-1 facility and/or the term loan A or the addition of a new term loan of up to $275 million in order to reduce our 10 1/4 percent senior secured notes, and (xi) make other modifications.

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

Senior Credit Facility — Interest Rates and Fees.  As of September 30, 2008, borrowings under the term loan A facility and the tranche B-1 letter of credit/revolving loan facility bore interest at an annual rate equal to, at our option, either (i) the London Interbank Offering Rate plus a margin of 150 basis points; or (ii) a rate consisting of the greater of the JP Morgan Chase prime rate or the Federal Funds rate plus 50 basis points, plus a margin of 50 basis points. The interest margin for borrowings under the term loan A are subject to adjustment based on the consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA as defined in the senior credit facility agreement). The margin we pay on the term loan A and the tranche B-1 facility is reduced by 25 basis points following each fiscal quarter for which the consolidated net leverage ratio is less than 2.5 beginning in March 2007, and would increase by 25 basis points following each fiscal quarter for which the consolidated net leverage ratio exceeds 3.5. There is no cost to us for issuing letters of credit under the tranche B-1 letter of credit/revolving loan facility, however outstanding letters of credit reduce our availability to borrow revolving loans under this portion of the facility. If a letter of credit issued under this facility is subsequently paid and we do not reimburse the amount paid in full, then a ratable portion of each lender’s deposit would be used to fund the letter of credit. We pay the tranche B-1 lenders a fee which is equal to LIBOR plus 150 basis points. This fee is offset by the return on the funds deposited with the administrative agent which earn interest at a per annum rate approximately equal to LIBOR. Outstanding revolving loans reduce the funds on deposit with the administrative agent which in turn reduce the earnings of those deposits and effectively increases our interest expense at a per annum rate equal to LIBOR.

As of September 30, 2008, borrowings under the revolving credit facility bore interest at an annual rate equal to, at our option, either (i) the London Interbank Offering Rate plus a margin of 150 basis points; or (ii) a rate consisting of the greater of the JP Morgan Chase prime rate or the Federal Funds rate plus 50 basis points, plus a margin of 50 basis points. Letters of credit issued under the revolving credit facility accrue a letter of credit fee at a per annum rate of 150 basis points for the pro rata account of the lenders under such facility and a fronting fee for the ratable account of the issuers thereof at a per annum rate in an amount to be agreed upon payable quarterly in arrears. We also pay a commitment fee of 35 basis points on the unused portion of the revolving credit facility. The interest margins for borrowings and letters of credit issued under the revolving credit facility are subject to adjustment based on the consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA as defined in the senior credit facility agreement) measured at the end of each quarter. The margin we pay on the revolving credit facility is reduced by 25 basis points and the commitment fee we pay on the revolving credit facility is reduced by 5 basis points following each fiscal quarter for which the consolidated net leverage ratio is less than 2.5 beginning in March 2007. The margin and the commitment fee would increase by 25 basis points and 2.5 basis points, respectively, following each fiscal quarter for which the consolidated net leverage ratio exceeds 3.5.

Senior Credit Facility — Other Terms and Conditions.  As described above, we are highly leveraged. Our refinanced senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA, as defined in the senior credit facility agreement), and consolidated interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined under the senior credit facility agreement) at the end of each period indicated. Failure to maintain these ratios will result in a default under our senior credit facility. The financial ratios required under the amended and restated senior credit facility and, the actual ratios we achieved for the first three quarters of 2008, are shown in the following tables:

	Quarter Ended
	March 31,		June 30,		September 30,		December 31,
	2008		2008		2008		2008
	Req.	Act.	Req.	Act.	Req.	Act.	Req.

Leverage Ratio (maximum)	4.00	2.79	4.00	2.92	4.00	3.27	4.00
Interest Coverage Ratio (minimum)	2.10	4.06	2.10	4.22	2.10	4.08	2.10

	2009	2010	2011	2012
	Req.	Req.	Req.	Req.

Leverage Ratio (maximum)	3.75	3.50	3.50	3.50
Interest Coverage Ratio (minimum)	2.25	2.40	2.55	2.75

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

The refinanced senior credit facility agreement also contains restrictions on our operations that are customary for similar facilities, including limitations on: (i) incurring additional liens; (ii) sale and leaseback transactions (except for the permitted transactions as described in the amended and restated agreement); (iii) liquidations and dissolutions; (iv) incurring additional indebtedness or guarantees; (v) investments and acquisitions; (vi) dividends and share repurchases; (vii) mergers and consolidations; and (viii) refinancing of subordinated and 10.25 percent senior secured notes. Compliance with these requirements and restrictions is a condition for any incremental borrowings under the senior credit facility agreement and failure to meet these requirements enables the lenders to require repayment of any outstanding loans. As of September 30, 2008, we were in compliance with all the financial covenants and operational restrictions of the facility.

Our senior credit facility does not contain any terms that could accelerate the payment of the facility as a result of a credit rating agency downgrade.

Senior Secured, Senior and Subordinated Notes.  As of September 30, 2008, our outstanding debt also includes $245 million of 10 1/4 percent senior secured notes due July 15, 2013, $250 million of 8 1/8 percent senior notes due November 15, 2015, and $500 million of 8 5/8 percent senior subordinated notes due November 15, 2014. We can redeem some or all of the notes at any time after July 15, 2008 in the case of the senior secured notes, November 15, 2009 in the case of the senior subordinated notes and November 15, 2011 in the case of the senior notes. If we sell certain of our assets or experience specified kinds of changes in control, we must offer to repurchase the notes. We are permitted to redeem up to 35 percent of the senior notes with the proceeds of certain equity offerings completed before November 15, 2010.

Our senior secured, senior and subordinated notes require that, as a condition precedent to incurring certain types of indebtedness not otherwise permitted, our consolidated fixed charge coverage ratio, as calculated on a proforma basis, be greater than 2.00. We have not incurred any of the types of indebtedness not otherwise permitted by the indentures. The indentures also contain restrictions on our operations, including limitations on: (i) incurring additional indebtedness or liens; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; (v) asset sales and (vi) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. In addition, the senior secured notes and related guarantees are secured by second priority liens, subject to specified exceptions, on all of our and our subsidiary guarantors’ assets that secure obligations under our senior credit facility, except that only a portion of the capital stock of our subsidiary guarantor’s domestic subsidiaries is provided as collateral and no assets or capital stock of our direct or indirect foreign subsidiaries secure the notes or guarantees. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. The senior subordinated notes rank junior in right of payment to our senior credit facility and any future senior debt incurred. As of September 30, 2008, we were in compliance with the covenants and restrictions of these indentures.

Accounts Receivable Securitization.  In addition to our senior credit facility, senior secured notes, senior notes and senior subordinated notes, we also sell some of our accounts receivable on a nonrecourse basis in North America and Europe. In North America, we have an accounts receivable securitization program with two commercial banks. We sell original equipment and aftermarket receivables on a daily basis under this program. We had sold accounts receivable under this program of $99 million and $94 million at September 30, 2008 and 2007, respectively. This program is subject to cancellation prior to its maturity date if we (i) fail to pay interest or principal payments on an amount of indebtedness exceeding $50 million, (ii) default on the financial covenant ratios under the senior credit facility, or (iii) fail to maintain certain financial ratios in connection with the accounts receivable securitization program. In January 2008, this program was renewed for 364 days to January 26, 2009 at a facility size of $120 million. We also sell some receivables in our European operations to regional banks in Europe. At September 30, 2008, we had sold $127 million of accounts receivable in Europe up from $55 million in the prior year comparable period. The arrangements to sell receivables in Europe are not committed and can be cancelled at any time. If we were not able to sell receivables under either the North American or European securitization programs, our borrowings under our revolving credit agreements may increase. These accounts receivable securitization programs provide us with access to cash at costs that are generally favorable to alternative sources of financing, and allow us to reduce borrowings under our revolving credit agreements.

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

In managing our foreign currency exposures, we identify and aggregate existing offsetting positions and then hedge residual exposures through third-party derivative contracts. The following table summarizes by major currency the notional amounts, weighted-average settlement rates, and fair value for foreign currency forward purchase and sale contracts as of September 30, 2008. The fair value of our foreign currency forward contracts is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. All contracts in the following table mature in 2008.

		September 30, 2008
		Notional Amount	Weighted Average	Fair Value in
		in Foreign Currency	Settlement Rates	U.S. Dollars
		(Millions Except Settlement Rates)

Australian dollars	—Purchase	30	0.790	$24
	—Sell	(6)	0.791	(5)
British pounds	—Purchase	72	1.778	129
	—Sell	(65)	1.778	(116)
European euro	—Purchase	—	—	—
	—Sell	(108)	1.409	(152)
South African rand	—Purchase	483	0.121	58
	—Sell	(71)	0.121	(9)
U.S. dollars	—Purchase	131	1.000	131
	—Sell	(66)	1.002	(66)
Other	—Purchase	528	0.010	6
	—Sell	—	—	—

				$—

Interest Rate Risk

Our financial instruments that are sensitive to market risk for changes in interest rates are primarily our debt securities and our interest rate swaps. We use our revolving credit facilities to finance our short-term and long-term capital requirements. We pay a current market rate of interest on these borrowings. Our long-term capital requirements have been financed with long-term debt with original maturity dates ranging from five to ten years. On September 30, 2008, we had $1.012 billion in long-term debt obligations that have fixed interest rates. Of that amount, $245 million is fixed through July 2013, $500 million is fixed through November 2014, $250 million is fixed through November 2015, and the remainder is fixed from 2012 through 2025. Of the $245 million, $150 million has been swapped to floating and we also have $464 million in long-term debt obligations outstanding under our senior secured credit facility that are subject to variable interest rates. See Note 3 to the condensed consolidated financial statements of Tenneco Inc. and Consolidated Subsidiaries.

We estimate that the fair value of our long-term debt at September 30, 2008 was about 89 percent of its book value. A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $3 million after tax, excluding the effect of the interest rate swaps we completed in April 2004.

The fair value of our interest rate swap agreements is an asset of $1 million. The fair value is based on a model which incorporates observable inputs including LIBOR yield curves, the credit standing of the counterparties, nonperformance risk for similar cancelable forward option contracts, and discounted future expected cash flows utilizing market interest rates based on instruments with similar credit quality and maturities. A one percentage point increase or decrease in interest rates on the swaps we completed in April 2004 would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by approximately $1 million after tax, excluding the effect on interest expense of marking the swaps to market.

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

As of September 30, 2008, we are designated as a potentially responsible party in one Superfund site. Including the Superfund site, we may have the obligation to remediate current or former facilities, and we estimate our share of environmental remediation costs at these facilities to be approximately $12 million. For the Superfund site and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund site, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund site, and of other liable parties at our current and former facilities, has been considered, where appropriate, in our determination of our estimated liability. We believe that any potential costs associated with our current status as a potentially responsible party in the Superfund site, or as a liable party at our current or former facilities, will not be material to our results of operations, financial position or cash flows.

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

In addition, we are subject to a number of lawsuits initiated by a significant number of claimants alleging health problems as a result of exposure to asbestos. A small percentage of claims have been asserted by railroad workers alleging exposure to asbestos products in railroad cars manufactured by The Pullman Company, one of our subsidiaries. Nearly all of the claims are related to alleged exposure to asbestos in our automotive emission control products. Only a small percentage of these claimants allege that they were automobile mechanics and a significant number appear to involve workers in other industries or otherwise do not include sufficient information to determine whether there is any basis for a claim against us. We believe, based on scientific and other evidence, it is unlikely that mechanics were exposed to asbestos by our former muffler products and that, in any event, they would not be at increased risk of asbestos-related disease based on their work with these products. Further, many of these cases involve numerous defendants, with the number of each in some cases exceeding 200 defendants from a variety of industries. Additionally, the plaintiffs either do not specify any, or specify the jurisdictional minimum, dollar amount for damages. As major asbestos manufacturers continue to go out of business or file for bankruptcy, we may experience an increased number of these claims. We vigorously defend ourselves against these claims as part of our ordinary course of business. In future periods, we could be subject to cash costs or non-cash charges to earnings if any of these matters is resolved unfavorably. To date, with respect to claims that have proceeded sufficiently through the judicial process, we have regularly achieved favorable resolution. During the first nine months of 2008, we were dismissed from nearly 700 of such cases. Accordingly, we presently believe that these asbestos-related claims will not have a material adverse impact on our future consolidated financial condition, results of operations or cash flows.

Employee Stock Ownership Plans

We have established Employee Stock Ownership Plans for the benefit of our employees. Under the plans, subject to limitations in the Internal Revenue Code, participants may elect to defer up to 75 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We currently match in cash 50 percent of each employee’s contribution up to eight percent of the employee’s salary. In connection with freezing the defined benefit pension plans for nearly all U.S. based salaried and hourly employees effective December 31, 2006, and the related replacement of those defined benefit plans with defined contribution plans, we are making additional contributions to the Employee Stock Ownership Plans. We recorded expense for these matching contributions of approximately $13 million for the nine months ended September 30, 2008 as compared to $12 million for the nine months ended September 30, 2007. Matching contributions vest immediately. Defined benefit replacement contributions fully vest on the employee’s third anniversary of employment.

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

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. As of December 31, 2007, we reported a material weakness in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) based upon our evaluation pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. We have taken actions to address the identified weaknesses, but due to the nature of the material weakness, remediation will not be completed until the annual tax processes are performed during the 2008 year end close. Consequently, our September 30, 2008 evaluation concluded that our disclosure controls and procedures were not effective for the reasons more fully described below related to the unremediated material weakness. To address this control weakness, we performed additional analysis and performed other procedures in order to prepare the unaudited quarterly condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Accordingly, we believe that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(a) None.

(b) Not applicable.

(c) Purchase of equity securities by the issuer and affiliated purchasers.  The following table provides information relating to our purchase of shares of our common stock in the third quarter of 2008. All of these purchases reflect shares withheld upon vesting of restricted stock, to satisfy statutory minimum tax withholding obligations.

	Total Number of	Average
Period	Shares Purchased	Price Paid

July 2008	168	$13.80
August 2008	334	$14.29
September 2008	1,070	$14.89

Total	1,572	$14.64

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

Dated: November 10, 2008

INDEX TO EXHIBITS
TO
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2008

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