Form 10-Q
period 2009-03-31
TENNECO INC
filed 2009-05-08
CIK 1024725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
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
  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Common Stock, par value $0.01 per share: 47,247,724 shares outstanding as of April 30, 2009.

Page

Part I — Financial Information
Item 1. Financial Statements (Unaudited)	4
Tenneco Inc. and Consolidated Subsidiaries —
Report of Independent Registered Public Accounting Firm	4
Condensed Consolidated Statements of Income (Loss)	5
Condensed Consolidated Balance Sheets	6
Condensed Consolidated Statements of Cash Flows	7
Condensed Consolidated Statements of Changes in Shareholders’ Equity	8
Condensed Consolidated Statements of Comprehensive Income (Loss)	9
Notes to Condensed Consolidated Financial Statements	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3. Quantitative and Qualitative Disclosures About Market Risk	54
Item 4. Controls and Procedures	55
Part II — Other Information
Item 1. Legal Proceedings	*
Item 1A. Risk Factors	56
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	56
Item 3. Defaults Upon Senior Securities	*
Item 4. Submission of Matters to a Vote of Security Holders	*
Item 5. Other Information	*
Item 6. Exhibits	*
EX-10.1:
EX-12:
EX-15:
EX-31.1
EX-31.2:
EX-32.1:

*	No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR”
PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, our prospects and business strategies. These forward-looking statements are included in various sections of this report, including the section entitled “Outlook” appearing in Item 2 of this report. The words “may,” “will,” “believe,” “should,” “could,” “plan,” “expect,” “anticipate,” “estimate,” and similar expressions (and variations thereof), identify these forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, these expectations may not prove to be correct. Because these forward-looking statements are also subject to risks and uncertainties, actual results may differ materially from the expectations expressed in the forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include:

•	general economic, business and market conditions, including without limitation the severe financial difficulties facing a number of companies in the automotive industry as a result of the current global economic crisis, including the recent filing for bankruptcy protection by Chrysler LLC and a potential filing for bankruptcy protection by General Motors, and the potential impact thereof on labor unrest, supply chain disruptions, weakness in demand and the collectibility of any accounts receivable due to us from such companies;

•	our ability to access the capital or credit markets and the costs of capital, including the recent global financial and liquidity crisis, changes in interest rates, market perceptions of the industries in which we operate or ratings of securities;

•	the recent volatility in the credit markets, the losses which may be sustained by our lenders due to their lending and other financial relationships and the general instability of financial institutions due to a weakened economy;

•	changes in consumer demand, prices and our ability to have our products included on top selling vehicles, such as the significant shift in consumer preferences from light trucks, which tend to be higher margin products for our customers and us, to other vehicles in light of higher fuel cost and the impact of the current global economic crisis, and other factors impacting the cyclicality of automotive production and sales of automobiles which include our products, and the potential negative impact on our revenues and margins from such products;

•	changes in automotive manufacturers’ production rates and their actual and forecasted requirements for our products, such as the recent and significant production cuts by automotive manufacturers in response to difficult economic conditions;

•	the overall highly competitive nature of the automotive parts industry, and our resultant inability to realize the sales represented by our awarded book of business (which is based on anticipated pricing for the applicable program over its life, and is subject to increases or decreases due to changes in customer requirements, customer and consumer preferences, and the number of vehicles actually produced by customers);

•	the loss of any of our large original equipment manufacturer (“OEM”) customers (on whom we depend for a substantial portion of our revenues), or the loss of market shares by these customers if we are unable to achieve increased sales to other OEMs;

•	labor disruptions at our facilities or any labor or other economic disruptions at any of our significant customers or suppliers or any of our customers’ other suppliers (such as the 2008 strike at American Axle, which disrupted our supply of products for significant General Motors platforms);

•	increases in the costs of raw materials, including our ability to successfully reduce the impact of any such cost increases through materials substitutions, cost reduction initiatives, low cost country sourcing, and price recovery efforts with aftermarket and OE customers;

•	the cyclical nature of the global vehicle industry, including the performance of the global aftermarket sector and the longer product lives of automobile parts;

•	our continued success in cost reduction and cash management programs and our ability to execute restructuring and other cost reduction plans and to realize anticipated benefits from these plans;

•	costs related to product warranties;

•	the impact of consolidation among automotive parts suppliers and customers on our ability to compete;

•	operating hazards associated with our business;

•	changes in distribution channels or competitive conditions in the markets and countries where we operate, including the impact of changes in distribution channels for aftermarket products on our ability to increase or maintain aftermarket sales;

•	the negative impact of higher fuel prices and overall market weakness on discretionary purchases of aftermarket products by consumers;

•	the cost and outcome of existing and any future legal proceedings;

•	economic, exchange rate and political conditions in the foreign countries where we operate or sell our products;

•	customer acceptance of new products;

•	new technologies that reduce the demand for certain of our products or otherwise render them obsolete;

•	our ability to realize our business strategy of improving operating performance;

•	our inability to successfully integrate any acquisitions that we complete;

•	changes by the Financial Accounting Standards Board or the Securities and Exchange Commission of authoritative generally accepted accounting principles or policies;

•	potential legislation, regulatory changes and other governmental actions, including the ability to receive regulatory approvals and the timing of such approvals;

•	the impact of changes in and compliance with laws and regulations, including environmental laws and regulations, environmental liabilities in excess of the amount reserved and the adoption of the current mandated timelines for worldwide emission regulation;

•	the potential impairment in the carrying value of our long-lived assets and goodwill or our deferred tax assets;

•	potential volatility in our effective tax rate;

•	acts of war and/or terrorism, including, but not limited to, the events taking place in the Middle East, the current military action in Iraq and Afghanistan, the current situation in North Korea and the continuing war on terrorism, as well as actions taken or to be taken by the United States and other governments as a result of further acts or threats of terrorism, and the impact of these acts on economic, financial and social conditions in the countries where we operate; and

•	the timing and occurrence (or non-occurrence) of other transactions, events and circumstances which may be beyond our control.

The risks included here are not exhaustive. Refer to “Part I, Item 1A — Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2008, for further discussion regarding our exposure to risks. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor to assess the impact such risk factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

PART I.

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Tenneco Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Tenneco Inc. and consolidated subsidiaries (the “Company”) as of March 31, 2009, and the related condensed consolidated statements of income (loss), cash flows, comprehensive income (loss), and changes in shareholders’ equity for the three-month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Tenneco Inc. and subsidiaries as of December 31, 2008, and the related consolidated statements of income (loss), cash flows, changes in shareholders’ equity, and comprehensive income (loss) and financial statement schedule for the year then ended prior to retrospective adjustment for the adoption of FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, (not presented herein); and in our report dated February 27, 2009, we expressed an unqualified opinion on those consolidated financial statements and financial statement schedule. We also audited the adjustments described in Note 1 that were applied to retrospectively adjust the December 31, 2008 consolidated balance sheet of Tenneco Inc. and consolidated subsidiaries (not presented herein). In our opinion, such adjustments are appropriate and have been properly applied to the previously issued consolidated balance sheet in deriving the accompanying retrospectively adjusted condensed consolidated balance sheet as of December 31, 2008.

DELOITTE & TOUCHE LLP

Chicago, Illinois
May 6, 2009

TENNECO INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(Millions Except Share and Per Share Amounts)

Revenues
Net sales and operating revenues	$967	$1,560

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	827	1,326
Engineering, research, and development	21	36
Selling, general, and administrative	78	105
Depreciation and amortization of other intangibles	52	55

	978	1,522

Other income (expense)
Loss on sale of receivables	(2)	(2)
Other income	—	3

	(2)	1

Income (loss) before interest expense, income taxes, and noncontrolling interests	(13)	39
Interest expense (net of interest capitalized of $2 million for each of the three months ended March 31, 2009 and 2008)	31	25
Income tax expense	3	5

Net income (loss)	(47)	9

Less: Net income attributable to noncontrolling interests	2	3

Net income (loss) attributable to Tenneco Inc.	$(49)	$6

Earnings (loss) per share
Weighted average shares of common stock outstanding —
Basic	46,671,289	46,253,272
Diluted	46,671,289	47,737,835
Basic earnings (loss) per share of common stock	$(1.05)	$0.14
Diluted earnings (loss) per share of common stock	$(1.05)	$0.13

The accompanying notes to financial statements are an integral part of these statements of income (loss).

TENNECO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2009	2008
	(Millions)

ASSETS
Current assets:
Cash and cash equivalents	$113	$126
Receivables —
Customer notes and accounts, net	587	529
Other	23	45
Inventories —
Finished goods	199	211
Work in process	124	143
Raw materials	100	114
Materials and supplies	42	45
Deferred income taxes	21	18
Prepayments and other	104	107

Total current assets	1,313	1,338

Other assets:
Long-term receivables, net	10	11
Goodwill	91	95
Intangibles, net	26	26
Deferred income taxes	87	88
Other	123	125

	337	345

Plant, property, and equipment, at cost	2,896	2,960
Less — Accumulated depreciation and amortization	(1,804)	(1,815)

	1,092	1,145

Total assets	$2,742	$2,828

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)	$61	$49
Trade payables	663	790
Accrued taxes	29	30
Accrued interest	32	22
Accrued liabilities	205	201
Other	51	65

Total current liabilities	1,041	1,157

Long-term debt	1,526	1,402

Deferred income taxes	51	51

Postretirement benefits	368	377

Deferred credits and other liabilities	60	61

Commitments and contingencies
Total liabilities	3,046	3,048

Redeemable noncontrolling interests	8	7

Tenneco Inc. Shareholders’ equity:
Common stock	—	—
Premium on common stock and other capital surplus	2,812	2,809
Accumulated other comprehensive loss	(358)	(318)
Retained earnings (accumulated deficit)	(2,551)	(2,502)

	(97)	(11)
Less — Shares held as treasury stock, at cost	240	240

Total Tenneco Inc. shareholders’ equity	(337)	(251)

Noncontrolling interests	25	24

Total equity	(312)	(227)

Total liabilities, redeemable noncontrolling interests and equity	$2,742	$2,828

The accompanying notes to financial statements are an integral part of these balance sheets.

TENNECO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(Millions)

Operating Activities
Net income (loss)	$(47)	$9
Adjustments to reconcile net income (loss) to cash used by operating activities —
Depreciation and amortization of other intangibles	52	55
Deferred income taxes	1	(5)
Stock-based compensation	2	3
Loss on sale of assets	2	2
Changes in components of working capital —
(Increase) decrease in receivables	(54)	(87)
(Increase) decrease in inventories	34	(43)
(Increase) decrease in prepayments and other current assets	(1)	(17)
Increase (decrease) in payables	(74)	23
Increase (decrease) in accrued taxes	(3)	(1)
Increase (decrease) in accrued interest	10	9
Increase (decrease) in other current liabilities	(3)	(11)
Change in long-term assets	2	(5)
Change in long-term liabilities	(5)	3
Other	3	1

Net cash used by operating activities	(81)	(64)

Investing Activities
Proceeds from the sale of assets	2	1
Cash payments for plant, property, and equipment	(36)	(63)
Cash payments for software related intangible assets	(2)	(5)
Acquisition of business, net of cash acquired	1	—

Net cash used by investing activities	(35)	(67)

Financing Activities
Issuance of common shares	—	1
Issuance of long-term debt	2	—
Debt issuance cost of long-term debt	(8)	—
Retirement of long-term debt	(1)	(3)
Increase (decrease) in bank overdrafts	(13)	(3)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	137	91
Distributions to noncontrolling interest partners	—	(2)

Net cash provided by financing activities	117	84

Effect of foreign exchange rate changes on cash and cash equivalents	(14)	20

Increase (decrease) in cash and cash equivalents	(13)	(27)
Cash and cash equivalents January 1	126	188

Cash and cash equivalents, March 31 (Note)	$113	$161

Supplemental Cash Flow Information
Cash paid during the period for interest	$22	$22
Cash paid during the period for income taxes (net of refunds)	4	12
Non-cash Investing and Financing Activities
Period ended balance of payable for plant, property, and equipment	$17	$29

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

The accompanying notes to financial statements are an integral part of these statements of cash flows.

TENNECO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 31,
	2009		2008
	Shares	Amount	Shares	Amount
	(Millions Except Share Amounts)

Tenneco Inc. Shareholders:
Common Stock
Balance January 1	48,314,490	$—	47,892,532	$—
Issued pursuant to benefit plans	294,487	—	231,646	—
Stock options exercised	—	—	43,824	—

Balance March 31	48,608,977	—	48,168,002	—

Premium on Common Stock and Other Capital Surplus
Balance January 1		2,809		2,800
Premium on common stock issued pursuant to benefit plans		3		3

Balance March 31		2,812		2,803

Accumulated Other Comprehensive Loss
Balance January 1		(318)		(73)
Other comprehensive income (loss)		(40)		54

Balance March 31		(358)		(19)

Retained Earnings (Accumulated Deficit)
Balance January 1		(2,502)		(2,087)
Net income (loss) attributable to Tenneco Inc.		(49)		6
Other		—		1

Balance March 31		(2,551)		(2,080)

Less — Common Stock Held as Treasury Stock, at Cost
Balance January 1 and March 31	1,294,692	240	1,294,692	240

Total Tenneco Inc. shareholders’ equity		$(337)		$464

Noncontrolling Interests:
Balance January 1		24		25
Net income		1		2

Balance March 31		$25		$27

Total equity		$(312)		$491

The accompanying notes to financial statements are an integral part of these statements of changes in shareholders’ equity.

TENNECO INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31, 2009
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated		Accumulated		Accumulated
	Other		Other		Other
	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive
	Income	Income	Income	Income	Income	Income
	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)
	(Millions)

Net Income (Loss)		$(49)		$1		$(48)

Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$(42)		$—		$(42)
Translation of foreign currency statements	(40)	(40)	—	—	(40)	(40)

Balance March 31	(82)		—		(82)

Additional Liability for Pension Benefits
Balance January 1 and March 31	(276)		—		(276)

Balance March 31	$(358)		$—		$(358)

Other Comprehensive Income (Loss)		(40)		—		(40)

Comprehensive Income (Loss)		$(89)		$1		$(88)

	Three Months Ended March 31, 2008
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated		Accumulated		Accumulated
	Other		Other		Other
	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive
	Income	Income	Income	Income	Income	Income
	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)
	(Millions)

Net Income (Loss)		$6		$2		$8

Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$85		$—		$85
Translation of foreign currency statements	54	54	—	—	54	54

Balance March 31	139		—		139

Additional Liability for Pension Benefits
Balance January 1 and March 31	(158)		—		(158)

Balance March 31	$(19)		$—		$(19)

Other Comprehensive Income (Loss)		54		—		54
		—		—		—
Comprehensive Income (Loss)		$60		$2		$62

The accompanying notes to financial statements are an integral part of these statements of comprehensive income (loss).

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) As you read the accompanying financial statements you should also read our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Certain reclassifications have been made to the prior period cash flow statements to conform to the current year presentation. We have reclassified $(3) million from the line item other operating activities for the quarter ended March 31, 2008, into two new line items, change in long-term assets and change in long-term liabilities to provide additional details on our cash flow statement. We have also reclassified $(4) million from the line item other operating activities to increase (decrease) in payables to classify currency movement with the related line items. We have also reclassified several amounts within the operating section of the cash flow statement, none of which were significant, to conform to the current year presentation. Additionally, we have reclassified $3 million for the quarter ended March 31, 2008, from the line item increase (decrease) in payables in the operating section of the cash flow to a new line item increase (decrease) in bank overdrafts in the financing section.

On January 1, 2009, we adopted Statement of Financial Accounting Standards (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements” which required us to reclassify retrospectively for all periods presented, noncontrolling ownership interests (formerly called minority interests) from the mezzanine section of the balance sheet between liabilities and equity to the equity section of the balance sheet, and to change our presentation of net income (loss) in the condensed consolidated statements of cash flows to include the portion of net income (loss) attributable to noncontrolling ownership interests with a corresponding reduction in other operating activities. We have also expanded our financial statement presentation and disclosure of noncontrolling ownership interests on our condensed consolidated statements of income (loss), condensed consolidated statements of comprehensive income (loss) and condensed consolidated statements of changes in shareholders’ equity in accordance with the new SFAS No. 160 disclosure requirements.

We are subject to the requirements of EITF Topic No. D-98, Classification and Measurement of Redeemable Securities (“EITF D-98”), which interprets Rule 5-02.28 of Regulation S-X. Rule 5-02.28 requires shares whose redemption are outside of the control of the issuer to be classified outside of permanent equity. We have noncontrolling interests in two joint ventures with redemption features that could require us to purchase the noncontrolling interest at fair value in the event of a change in control of Tenneco, Inc. Additionally, a noncontrolling interest in a third joint venture requires us to purchase the noncontrolling interest at fair value in the event of default or under certain other circumstances. We do not believe that it is probable that the redemption features in any of these joint venture agreements will be triggered. However, the redemption of these shares is not solely within our control. Accordingly, the related noncontrolling interests are presented as “Redeemable noncontrolling interests” in the mezzanine section of our condensed consolidated balance sheets in accordance with EITF D-98. EITF D-98 does not impact the accounting for noncontrolling interests on our condensed consolidated statements of net income (loss).

(2) In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157 “Fair Value Measurement” which is effective for financial statements issued for fiscal years beginning after November 15,

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2007. We have adopted the measurement and disclosure provisions of SFAS No. 157 relating to our financial assets and liabilities which are measured on a recurring basis on January 1, 2008. On January 1, 2009, we adopted the measurement and disclosure provision of SFAS No. 157 relating to our non-recurring nonfinancial assets and liabilities. The adoption of SFAS No. 157 did not have a material impact on our fair value measurements. SFAS No. 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal most advantageous market for the asset or liability in an orderly transaction between market participants. SFAS No. 157 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into the following levels:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

Level 3 — Unobservable inputs based on our own assumptions.

The fair value of our recurring financial assets and liabilities at March 31, 2009 are as follows:

	Level 1	Level 2	Level 3
	(Millions)

Financial Assets:
Foreign exchange forward contracts	n/a	$1	n/a

Foreign exchange forward contracts — We use foreign exchange forward purchase and sales contracts with terms of less than one year to hedge our exposure to changes in foreign currency exchange rates. Our primary exposure to changes in foreign currency rates results from intercompany loans made between affiliates to minimize the need for borrowings from third parties. Additionally, we enter into foreign currency forward purchase and sale contracts to mitigate our exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables. We do not enter into derivative financial instruments for speculative purposes. The fair value of our foreign exchange forward contracts is based on a model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. We have not designated our foreign exchange forward contracts as hedging instruments under FASB Statement No. 133, Derivative Instruments and Hedging Activities. Accordingly, the change in fair value of these foreign exchange forward contracts is recorded as part of currency gains (losses) within Other income in the condensed consolidated statements of income (loss). The fair value of foreign exchange forward contracts are recorded in Prepayments and other current assets or Other current liabilities in the condensed consolidated balance sheet. The fair value of our foreign exchange forward contracts, presented on a gross basis by derivative contract at March 31, 2009 was as follows:

	Fair Value of Derivative Instruments
	Asset	Liability
	Derivatives	Derivatives	Total

Foreign exchange forward contracts	$2	$1	$1

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table summarizes by major currency the notional amounts, weighted-average settlement rates, and fair value for foreign currency forward purchase and sale contracts as of March 31, 2009:

		March 31, 2009
		Notional Amount	Weighted Average	Fair Value in
		in Foreign Currency	Settlement Rates	U.S. Dollars
	(Millions Except Settlement Rates)

Australian dollars	—Purchase	35	0.695	$25
	—Sell	(7)	0.695	(5)
British pounds	—Purchase	25	1.435	36
	—Sell	(23)	1.435	(33)
European euro	—Purchase	—	—	—
	—Sell	(17)	1.330	(22)
South African rand	—Purchase	392	0.105	41
	—Sell	(102)	0.105	(11)
U.S. dollars	—Purchase	15	1.004	15
	—Sell	(56)	1.003	(56)
Other	—Purchase	868	0.015	12
	—Sell	(1)	0.793	(1)

				$1

(3) Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions. The arrangement is secured by substantially all our domestic assets and pledges of up to 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries. As of March 31, 2009, the senior credit facility consisted of a five-year, $150 million term loan A maturing in March 2012, a five-year, $550 million revolving credit facility maturing in March 2012, and a seven-year $130 million tranche B-1 letter of credit/revolving loan facility maturing in March 2014. Our outstanding debt also includes $245 million of 10 1/4 percent senior secured notes due July 15, 2013, $250 million of 8 1/8 percent senior notes due November 15, 2015, and $500 million of 8 5/8 percent senior subordinated notes due November 15, 2014. At March 31, 2009, we had unused borrowing capacity of $270 million under our $680 million revolving credit facility with $363 million in outstanding borrowings and $47 million in letters of credit.

The term loan A facility is payable in twelve consecutive quarterly installments, commencing June 30, 2009 as follows: $6 million due each of June 30, September 30, December 31, 2009 and March 31, 2010, $15 million due each of June 30, September 30, December 31, 2010 and March 31, 2011, and $17 million due each of June 30, September 30, December 31, 2011 and March 16, 2012. In 2009, we plan to repay $17 million of the senior term loan due 2012 by increasing our revolver borrowings which are classified as long-term debt. Accordingly, we have classified the $17 million repayment as long-term debt. The revolving credit facility requires that any amounts drawn be repaid by March 2012. Prior to that date, funds may be borrowed, repaid and re-borrowed under the revolving credit facility without premium or penalty. Letters of credit may be issued under the revolving credit facility.

The tranche B-1 letter of credit/revolving loan facility requires repayment by March 2014. We can borrow revolving loans and issue letters of credit under the $130 million tranche B-1 letter of credit/revolving loan facility. The tranche B-1 letter of credit/revolving loan facility is reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. There is no additional cost to us for issuing letters of credit under the tranche B-1 letter of credit/revolving loan facility, however outstanding letters of credit reduce our availability to borrow revolving loans under this portion of the facility. We pay the tranche B-1 lenders interest equal to LIBOR plus a margin, which is offset by the return on the funds deposited with the administrative agent by the lenders which earn interest at an annual rate approximately equal to LIBOR less

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

25 basis points. Outstanding revolving loans reduce the funds on deposit with the administrative agent which in turn reduce the earnings of those deposits.

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

As of March 31, 2009, we were in compliance with all the financial covenants and operational restrictions of the senior credit facility. Beginning February 23, 2009 and following each fiscal quarter thereafter, the margin we pay on borrowings under our term loan A and revolving credit facility incurred interest at an annual rate equal to, at our option, either (i) the London Interbank Offered Rate plus a margin of 550 basis points, or (ii) a rate consisting of the greater of (a) the JPMorgan Chase prime rate plus a margin of 450 basis points, and (b) the Federal Funds rate plus 50 basis points plus a margin of 450 basis points. The margin we pay on these borrowings will be reduced by 50 basis points following each fiscal quarter for which our consolidated net leverage ratio is less than 5.0, and will be further reduced by an additional 50 basis points following each fiscal quarter for which the consolidated net leverage ratio is less than 4.0.

Also beginning February 23, 2009 and following each fiscal quarter thereafter, the margin we pay on borrowings under our tranche B-1 facility incurred interest at an annual rate equal to, at our option, either (i) the London Interbank Offered Rate plus a margin of 550 basis points, or (ii) a rate consisting of the greater of (a) the JPMorgan Chase prime rate plus a margin of 450 basis points, and (b) the Federal Funds rate plus 50 basis points plus a margin of 450 basis points. The margin we pay on these borrowings will be reduced by 50 basis points following each fiscal quarter for which our consolidated net leverage ratio is less than 5.0.

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

On December 23, 2008, we amended our senior secured credit facility to increase the margin we pay on the borrowings from 1.50% to 3.00% on revolver loans, term loan A and tranche B-1 loans, from 0.50% to 2.00% on prime-based loans, from 1.00% to 2.50% on federal funds based loans and from 0.35% to 0.50% on the commitment fee associated with the facility. In addition, we agreed to pay each consenting lender a fee. The lender fee plus amendment costs were approximately $3 million.

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

In 2008, we recorded tax expense of $289 million primarily related to establishing a valuation allowance against our net deferred tax assets in the U.S. During the first quarter of 2009, we recorded an additional valuation allowance of $12 million related to U.S. tax benefits recorded on first quarter 2009 U.S. losses. In the U.S. we utilize the results from 2008 and a projection of our results for 2009 as a measure of the cumulative losses in recent years. Accounting standards do not permit us to give any consideration to a likely economic recovery in the U.S. or the recent new business we have won particularly in the commercial vehicle segment in evaluating the requirement to record a valuation allowance. Consequently, we concluded that our ability to fully utilize our NOLs was limited due to projecting the current negative economic environment into the future and the impact of the current negative operating environment on our tax planning strategies. As a result of tax planning strategies which have not yet been implemented but which we plan to implement and which do not depend upon generating future taxable income, we continue to carry deferred tax assets in the U.S. of $70 million relating to the expected utilization of those NOLs. The federal NOL expires beginning in 2020 through 2028. The state NOL expires in various years through 2028.

If our operating performance improves on a sustained basis, our conclusion regarding the need for a valuation allowance could change, resulting in the reversal of some or all of the valuation allowance in the future. The charge to establish the U.S. valuation allowance also includes items related to the losses allocable to certain state jurisdictions where it was determined that tax attributes related to those jurisdictions were potentially not realizable.

We are required to record a valuation allowance against deferred tax assets generated by taxable losses in each period in the U.S. as well as in other foreign countries. Our future provision for income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these jurisdictions until the respective valuation allowance is eliminated. This will cause variability in our effective tax rate.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(5) We have an agreement to sell an interest in some of our U.S. trade accounts receivable to a third party. Receivables become eligible for the program on a daily basis, at which time the receivables are sold to the third party without recourse, net of a discount, through a wholly-owned subsidiary. Under this agreement, as well as individual agreements with third parties in Europe, we have sold accounts receivable of $148 million and $171 million at March 31, 2009 and 2008, respectively. We recognized a loss of $2 million for each of the three month periods ended March 31, 2009 and 2008, respectively, on these sales of trade accounts, representing the discount from book values at which these receivables were sold to the third party. The discount rate varies based on funding cost incurred by the third party, which has averaged approximately five percent during 2009. We retain ownership of the remaining interest in the pool of receivables not sold to the third party. The retained interest represents a credit enhancement for the program. We record the retained interest based upon the amount we expect to collect from our customers, which approximates book value.

In January 2009, the U.S. program was amended and extended to March 2, 2009 at a facility size of $120 million. These revisions had the affect of reducing the amount of receivables sold by approximately $10 million to $30 million compared to the terms of the previous program. On February 23, 2009 this program was extended for 364 days to February 22, 2010 at a facility size of $100 million. In April 2009, we further amended the U.S. Securitization program by removing receivables related to General Motors and Chrysler from the program. This revision will have the affect of reducing the amount of receivables sold by approximately $10 million to $20 million.

Removing General Motors and Chrysler from our existing securitization program will allow us to sell all or a portion of those receivables into the supplier program established by the United States Treasury Department created to support suppliers to domestic OEMs. Those receivables sold into the program will be paid in cash on or before the original due date of the accounts receivable.

(6) Over the past several years we have adopted plans to restructure portions of our operations. These plans were approved by the Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. In the fourth quarter of 2001 our Board of Directors approved a restructuring plan, a project known as Project Genesis, which was designed to lower our fixed costs, relocate capacity, reduce our work force, improve efficiency and utilization, and better optimize our global footprint. We have subsequently engaged in various other restructuring projects related to Project Genesis. We incurred $40 million in restructuring and restructuring-related costs during 2008, of which $17 million was recorded in cost of sales and $23 million was recorded in selling, general, administrative and engineering expense. In the first quarter of 2009, we incurred $3 million in restructuring and restructuring-related costs, of which $2 million was recorded in cost of sales and $1 million was recorded in depreciation and amortization expense.

Under the terms of our amended and restated senior credit agreement that took effect on February 23, 2009, we are allowed to exclude $40 million of cash charges and expenses, before taxes, related to cost reduction initiatives incurred after February 23, 2009 from the calculation of the financial covenant ratios required under our senior credit facility. As of March 31, 2009, we have excluded $2 million in allowable charges relating to restructuring initiatives against the $40 million available under the terms of the February 2009 amended and restated senior credit facility.

On January 13, 2009, we announced that we will postpone closing an original equipment ride control plant in the United States as part of our current global restructuring program. We still expect, as announced in October 2008, the elimination of 1,100 positions and estimate that we will record up to $31 million in charges, of which approximately $25 million represents cash expenditures, in connection with the restructuring program announced in the fourth quarter of 2008. We recorded $24 million of these charges in 2008, $3 million in the first quarter of 2009 and expect to record the remaining $4 million during the rest of 2009.

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

As of March 31, 2009, we are designated as a potentially responsible party in one Superfund site. Including the Superfund site, we may have the obligation to remediate current or former facilities, and we estimate our share of environmental remediation costs at these facilities to be approximately $11 million. For the Superfund site and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund site, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund site, and of other liable parties at our current and former facilities, has been considered, where appropriate, in our determination of our estimated liability. We believe that any potential costs associated with our current status as a potentially responsible party in the Superfund site, or as a liable party at our current or former facilities, will not be material to our consolidated results of operations, financial position or cash flows.

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

In addition, we are subject to a number of lawsuits initiated by a significant number of claimants alleging health problems as a result of exposure to asbestos. A small percentage of claims have been asserted by railroad workers alleging exposure to asbestos products in railroad cars manufactured by The Pullman Company, one of our subsidiaries. Nearly all of the claims are related to alleged exposure to asbestos in our automotive emission control products. Only a small percentage of these claimants allege that they were automobile mechanics and a significant number appear to involve workers in other industries or otherwise do not include sufficient information to determine whether there is any basis for a claim against us. We believe, based on scientific and other evidence, it is unlikely that mechanics were exposed to asbestos by our former muffler products and that, in any event, they would not be at increased risk of asbestos-related disease based on their work with these products. Further, many of these cases involve numerous defendants, with the number of each in some cases exceeding 200 defendants from a variety of industries. Additionally, the plaintiffs either do not specify any, or specify the jurisdictional minimum, dollar

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

amount for damages. As major asbestos manufacturers continue to go out of business or file for bankruptcy, we may experience an increased number of these claims. We vigorously defend ourselves against these claims as part of our ordinary course of business. In future periods, we could be subject to cash costs or non-cash charges to earnings if any of these matters is resolved unfavorably to us. To date, with respect to claims that have proceeded sufficiently through the judicial process, we have regularly achieved favorable resolution. During the first three months of 2009, voluntary dismissals were initiated on behalf of 12 plaintiffs and are in process; we were dismissed from an additional 76 cases. Accordingly, we presently believe that these asbestos-related claims will not have a material adverse impact on our future consolidated financial condition, results of operations or cash flows.

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

Below is a table that shows the activity in the warranty accrual accounts:

	Three Months Ended March 31,
	2009	2008
	(Millions)

Beginning Balance January 1,	$27	$25
Accruals related to product warranties	4	4
Reductions for payments made	(3)	(2)

Ending Balance March 31,	$28	$27

(8) Earnings (loss) per share of common stock outstanding were computed as follows:

	Three Months Ended March 31,
	2009	2008
	(Millions Except Share and Per
	Share Amounts)

Basic earnings (loss) per share —
Net income (loss) attributable to Tenneco Inc.	$(49)	$6

Average shares of common stock outstanding	46,671,289	46,253,272

Earnings (loss) per average share of common stock	$(1.05)	$0.14

Diluted earnings (loss) per share —
Net income (loss) attributable to Tenneco Inc.	$(49)	$6

Average shares of common stock outstanding	46,671,289	46,253,272
Effect of dilutive securities:
Restricted stock	—	128,199
Stock options	—	1,356,364

Average shares of common stock outstanding including dilutive securities	46,671,289	47,737,835

Earnings (loss) per average share of common stock	$(1.05)	$0.13

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

As a result of the net loss for the three months ended March 31, 2009, the calculation of diluted loss per share does not include the dilutive effect of 38,095 stock options and zero shares of restricted stock. In addition, options to purchase 3,795,881 and 2,000,711 shares of common stock and 665,238 and 211,169 shares of restricted stock were outstanding at March 31, 2009 and 2008, respectively, but were not included in the computation of diluted earnings (loss) per share because the options were anti-dilutive as of March 31, 2009 and 2008, respectively.

(9) Equity Plans — Tenneco has granted a variety of awards, including common stock, restricted stock, performance units, stock appreciation rights (“SARs”), and stock options to our directors, officers, employees and consultants.

Accounting Methods — The impact of recognizing compensation expense related to nonqualified stock options is contained in the table below.

	Three Months Ended March 31,
	2009	2008
	(Millions)

Selling, general and administrative	$1	$1

Loss before interest expense, income taxes and noncontrolling interests	(1)	(1)
Income tax benefit	—	—

Net loss	$(1)	$(1)

Decrease in basic earnings per share	$(0.02)	$(0.02)
Decrease in diluted earnings per share	$(0.02)	$(0.02)

For stock options awarded to retirement eligible employees we immediately accelerate the recognition of any outstanding compensation cost when employees become retiree eligible before the end of the explicit vesting period.

As of March 31, 2009, there was approximately $4 million of unrecognized compensation costs related to these stock-based awards that we expect to recognize over a weighted average period of 1.6 years.

Compensation expense for restricted stock, long-term performance units and SARs, was approximately $1 million and $2 million, for the three months ended March 31, 2009 and 2008, respectively, and was recorded in selling, general, and administrative expense on the statement of income (loss).

During the three months ended March 31, 2009, no stock options were exercised and as a result there was no cash received from option exercises or any associated excess tax benefit. Pursuant to footnote 82 of SFAS No. 123(R), this benefit would not have been recorded as we have federal and state net operating losses which are not currently being utilized.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Assumptions — We calculated the fair values of stock option awards using the Black-Scholes option pricing model with the weighted-average assumptions listed below. The fair value of share-based awards is determined at the time the awards are granted which is generally in January of each year, and requires judgment in estimating employee and market behavior. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

	Three Months Ended March 31,
	2009	2008

Stock Options Granted
Weighted average grant date fair value, per share	$1.26	$8.08
Weighted average assumptions used:
Expected volatility	82.6%	37.7%
Expected lives	4.5	4.1
Risk-free interest rates	1.5%	2.8%
Dividend yields	0.0%	0.0%

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

Stock Options — The following table reflects the status and activity for all options to purchase common stock for the period indicated:

	Three Months Ended March 31, 2009
			Weighted Avg.
	Shares	Weighted Avg.	Remaining	Aggregate
	Under	Exercise	Life in	Intrinsic
	Option	Prices	Years	Value
		(Millions)

Outstanding Stock Options
Outstanding, January 1, 2009	3,149,376	$15.16	4.1	$1
Granted	697,600	1.99
Canceled	—	—
Forfeited	(12,994)	19.41
Exercised	—	—		$—

Outstanding, March 31, 2009	3,833,982	$12.75	5.0	$—

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Restricted Stock — The following table reflects the status for all nonvested restricted shares for the period indicated:

	Three Months Ended
	March 31, 2009
		Weighted Avg.
		Grant Date
	Shares	Fair Value

Nonvested Restricted Shares
Nonvested balance at January 1, 2009	435,468	$24.58
Granted	434,735	1.96
Vested	(204,965)	24.17
Forfeited	—	—

Nonvested balance at March 31, 2009	665,238	$9.92

The fair value of restricted stock grants is equal to the average market price of our stock at the date of grant. As of March 31, 2009, approximately $5 million of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of approximately 1.7 years.

Long-Term Performance Units and SARs — Long-term performance units and SARs are paid in cash and recognized as a liability based upon their fair value. As of March 31, 2009, less than $1 million of total unrecognized compensation costs is expected to be recognized over the weighted-average period of approximately 1.4 years.

(10) Net periodic pension costs (income) and postretirement benefit costs (income) consist of the following components:

	Three Months Ended March 31,
	Pension				Postretirement
	2009		2008		2009	2008
	US	Foreign	US	Foreign	US	US
			(Millions)

Service cost — benefits earned during the period	$—	$1	$—	$2	$—	$1
Interest cost	5	4	5	4	2	2
Expected return on plan assets	(5)	(4)	(6)	(5)	—	—
Settlement loss	1	—	—	—	—	—
Net amortization:
Actuarial loss	1	1	1	1	1	1
Prior service cost	—	—	—	—	(1)	(1)

Net pension and postretirement costs	$2	$2	$—	$2	$2	$3

For the three months ended March 31, 2009, we made pension contributions of approximately $4 million for our domestic pension plans and $5 million for our foreign pension plans. Based on current actuarial estimates, we believe we will be required to make approximately $18 million in contributions for the remainder of 2009.

We made postretirement contributions of approximately $2 million during the first three months of 2009. Based on current actuarial estimates, we believe we will be required to make approximately $8 million in contributions for the remainder of 2009.

Our pension plan assets are invested in trusts that permit commingling of the assets of more than one employee benefit plan for investment and administrative purposes. Each of the plans participating in the trust has interests in the net assets of the underlying investment pools of the Trusts. The plans’ investments in the trusts are recorded at

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

estimated fair value, in compliance with the fair value measurement requirements of SFAS No. 157, as determined by the plan’s ownership interest in the underlying investment pools of each trust and their underlying assets.

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

(11) On September 1, 2008, we acquired the suspension business of Gruppo Marzocchi, an Italian based worldwide leader in supplying suspension technology in the two wheeler market. The consideration paid for the Marzocchi acquisition included cash of approximately $1 million, plus the assumption of Marzocchi’s net debt (debt less cash acquired) of about $5 million. The Marzocchi acquisition is accounted for as a purchase business combination with assets acquired and liabilities assumed recorded in our consolidated balance sheet as of September 1, 2008 including $9 million in goodwill as of March 31, 2009. In February 2009, we recorded an opening balance sheet adjustment of $1 million to cash, as a result of an expected post-closing purchase price settlement with Marzocchi, which resulted in a corresponding decrease to goodwill. The acquisition of the Gruppo Marzocchi suspension business includes a manufacturing facility in Bologna, Italy, associated engineering and intellectual property, the Marzocchi brand name, sales, marketing and customer service operations in the United States and Canada, and purchasing and sales operations in Taiwan. The final allocation of the purchase price is pending the fair value appraisal of the long-lived assets acquired which will be completed by the third quarter of 2009.

On May 30, 2008, we acquired from Delphi Automotive Systems LLC certain ride control assets and inventory at Delphi’s Kettering, Ohio facility. We are utilizing the purchased assets in other locations to grow our OE ride control business globally. We paid approximately $10 million for existing ride control components inventory and approximately $9 million for certain machinery and equipment. In conjunction with the purchase agreement, we entered into an agreement to lease a portion of the Kettering facility from Delphi and we have entered into a long-term supply agreement with General Motors Corporation to continue supplying passenger car shocks and struts to General Motors from the Kettering facility. The final allocation of the purchase price is pending the fair value appraisal of the fixed assets acquired which will be completed in the second quarter of 2009.

(12) In April 2009, the FASB issued FASB Staff Position (FSP) FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The objective of this FSP is to require public companies to disclose information relating to fair value of financial instruments for interim and annual reporting periods. This FSP will require additional disclosure for all financial instruments for which it is practicable to estimate fair value, including the fair value and carrying value and the significant assumptions used to estimate the fair value of these financial instruments. FSP 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009 on a prospective basis with comparative disclosures only for periods after initial adoption. We are reviewing FAS 107-1 and APB 28-1 and will adopt these disclosure requirements in our interim June 30, 2009 condensed consolidated financial statements. We do not believe the adoption of FAS 107-1 and APB 28-1 will have a material impact on our condensed consolidated financial statements and disclosures.

In April 2009, the FASB issued FSP FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP provides additional guidance on determining fair value when the volume and level of activity for a level 2 or level 3 asset or liability have significantly decreased when compared with normal market activity for that asset or liability (or similar assets or liabilities). This FSP amends FAS 157 to require companies to disclose in interim and annual periods the inputs and valuation technique(s) used to measure fair value and changes in valuation techniques and related inputs if applicable. Additionally, this FSP requires disclosure of major equity and debt security types as described in paragraph 19 of SFAS No. 115 “Accounting for Certain Investments in Debt and

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Equity Securities” and SFAS No. 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”, for all equity and debt securities measured at fair value even if these securities are not within the scope of SFAS No. 115. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 on a prospective basis with comparative disclosures only for periods after initial adoption. We are reviewing FSP 157-4 and will adopt these disclosure requirements in our interim June 30, 2009 condensed consolidated financial statements. We do not believe the adoption on FSP FAS 157-4 will have a material impact on our condensed consolidated financial statements and disclosures.

In April 2009, the FASB issued FSP FAS 141(R)-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies”. FSP FAS 141(R)-1 expands disclosure in the reporting period in which a company recognizes as a result of a business acquisition, assets and liabilities arising from contingencies. Expanded disclosures include the amounts recognized at the acquisition date and the measurement basis applied, the nature of contingencies and for contingencies that are not recognized at the acquisition date, the disclosures required by SFAS No. 5 “Accounting for Contingencies” if the criteria for disclosure are met. FSP FAS 141(R)-1 is effective for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS 141(R)-1 did not have a material impact to our condensed consolidated financial statements.

In December 2008, the FASB issued FSP FAS 132(R)-1 “Employers’ Disclosure about Postretirement Benefit Plan Assets.” FSP FAS 132(R)-1 amends SFAS No. 132(R), “Employers’ Disclosure about Pensions and Other Postretirement Benefits,” and provides guidance on disclosure for an employer’s plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 requires disclosure of plan asset investment policies and strategies, the fair value of each major category of plan assets, information about inputs and valuation techniques used to develop fair value measurements of plan assets, and additional disclosure about significant concentrations of risk in plan assets for an employer’s pension and other postretirement plans. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. We do not believe the adoption of FSP FAS 132(R)-1 will have a material impact on our condensed consolidated financial statements, however, we will expand our footnote disclosures relating to our pension plan to meet the disclosure requirements of FSP FAS 132(R)-1.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8 “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” The objective of this FSP is to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying special-purpose entities. This FSP amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financial assets. Additionally, this FSP amends FASB Interpretation No. 46-R, “Consolidation of Variable Interest Entities,” to require public enterprises to provide additional disclosures about their involvement with variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for the first reporting period (interim or annual) ending after December 15, 2008. The adoption of FSP FAS 140-4 and FIN 46(R)-8 did not have a material impact on our condensed consolidated financial statements or disclosures.

In September 2008, the Emerging Issues Task Force (EITF) issued EITF Issue No. 08-7 (EITF 08-7), “Accounting for Defensive Intangible Assets.” EITF 08-7 defines a defensive intangible asset as an intangible asset acquired by an entity in a business combination or an asset acquisition that the entity does not intend to actively use but rather intends to “lock up” the asset to prevent competitors from obtaining access to the asset. EITF 08-7 requires a defensive intangible asset to be accounted for as a separate unit of accounting and should be assigned a useful life that reflects the entity’s consumption of the expected benefits related to the asset. EITF 08-7 is effective prospectively for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of EITF 08-7 did not have a material impact on our condensed consolidated financial statements or disclosures.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In September 2008, the EITF issued EITF Issue No. 08-06 (EITF 08-6), “Equity Method Investment Accounting Considerations.” EITF 08-6 requires that the initial carrying value of an equity method investment should be based on the cost accumulation model described in SFAS No. 141(R), “Business Combinations.” EITF 08-6 also concluded that an equity method investor (1) should not separately test an investee’s underlying indefinite-life intangible assets for impairment, (2) should account for an investee’s share as if the equity method investor sold a proportionate share of its investment and (3) should continue applying the guidance of APB Opinion No. 18, “The Equity Method of Accounting for Investors of Common Stock,” upon a change in the investor’s accounting from the equity to the cost method. EITF 08-6 is effective on a prospective basis in fiscal years beginning on or after December 15, 2008 including interim periods within those fiscal years. The adoption of EITF 08-6 did not have a material impact on our condensed consolidated financial statements or disclosures.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” FSP EITF 03-6-1 requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating and shall be included in the computation of EPS pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The adoption of FSP EITF 03-6-1 did not have any effect on our condensed consolidated financial statements and related disclosures.

In April 2008, the FASB issued FSP 142-3, “Determination of Useful Life of Intangible Assets.” FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” and requires additional disclosure relating to an entity’s renewal or extension of recognized intangible assets. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of FSP 142-3 did not have a material impact on our condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities including how and why an entity uses derivative instruments, how an entity accounts for derivatives and hedges and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted SFAS No. 161 on a prospective basis on January 1, 2009 and have incorporated the disclosure requirements within footnote 2 of our notes to condensed consolidated financial statements.

In February 2008, the FASB issued FSP 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” FSP 140-3 provides guidance on accounting for a transfer of a financial asset and a repurchase financing which is a repurchase agreement that relates to a previously transferred financial asset between the same counterparties that is entered into contemporaneously with, or in contemplation of, the initial transfer. FSP 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of FSP 140-3 did not have a material impact on our condensed consolidated financial statements and related disclosures.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS No. 141(R)). SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, contractual contingencies and any noncontrolling interest in the acquiree at the acquisition date at their fair values as of that date. SFAS No. 141(R) provides guidance on the accounting for acquisition-related costs, restructuring costs related to the acquisition and the measurement of goodwill and a bargain purchase. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after December 15, 2008. The adoption of SFAS No. 141(R) did not have a material impact to our condensed consolidated financial statements.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51.” SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarified that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the condensed consolidated financial statements, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and provides for expanded disclosure in the condensed consolidated financial statements relating to the interests of the parent’s owners and the interests of the noncontrolling owners of the subsidiary. SFAS No. 160 applies prospectively (except for the presentation and disclosure requirements) for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. The presentation and disclosure requirements will be applied retrospectively for all periods presented. The adoption of this statement has changed the presentation of our condensed consolidated financial statements based on the new disclosure requirements for noncontrolling interests.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” This statement defines fair value, establishes a fair value hierarchy for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. FSP 157-2 issued in February 2008 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We have adopted the measurement and disclosure provisions of SFAS No. 157 relating to our financial assets and financial liabilities which are measured on a recurring basis (at least annually) effective January 1, 2008. We have adopted the measurement and disclosure provisions of SFAS 157 for our nonfinancial assets and liabilities on January 1, 2009. As a result of adopting SFAS No. 157, we have added additional disclosures in footnote 2 of our notes to condensed consolidated financial statements, relating to the fair value of our financial and non-financial assets and liabilities.

(13) We have from time to time issued guarantees for the performance of obligations by some of our subsidiaries, and some of our subsidiaries have guaranteed our debt. All of our existing and future material domestic wholly-owned subsidiaries fully and unconditionally guarantee our senior credit facility, our senior secured notes, our senior notes and our senior subordinated notes on a joint and several basis. The arrangement for the senior credit facility is also secured by first-priority liens on substantially all our domestic assets and pledges of up to 66 percent of the stock of certain first-tier foreign subsidiaries. The $245 million senior secured notes is also secured by second-priority liens on substantially all our domestic assets, excluding some of the stock of our domestic subsidiaries. No assets or capital stock of our direct or indirect foreign subsidiaries secure these notes. You should also read Note 16 of the condensed consolidated financial statements of Tenneco Inc., where we present the Supplemental Guarantor Condensed Consolidating Financial Statements.

We have issued guarantees through letters of credit in connection with some obligations of our affiliates. As of March 31, 2009, we have guaranteed $47 million in letters of credit to support some of our subsidiaries’ insurance arrangements, foreign employee benefit programs, environmental remediation activities and cash management and capital requirements.

Negotiable Financial Instruments — One of our European subsidiaries receives payment from one of its OE customers whereby the accounts receivable are satisfied through the delivery of negotiable financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets as they do not meet our definition of cash equivalents. The amount of these financial instruments that was collected before their maturity date and sold at a discount totaled $2 million as of March 31, 2009, compared with $23 million at December 31, 2008. No negotiable financial instruments were held by our European subsidiary as of March 31, 2009 or December 31, 2008.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In certain instances several of our Chinese subsidiaries receive payment from OE customers and satisfy vendor payments through the receipt and delivery of negotiable financial instruments. Financial instruments used to satisfy vendor payables and not redeemed totaled $13 million and $6 million at March 31, 2009 and December 31, 2008, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $7 million and $6 million at March 31, 2009 and December 31, 2008, respectively, and were classified as other current assets. One of our Chinese subsidiaries that issues its own negotiable financial instruments to pay its vendors is required to maintain a cash balance if they exceed certain credit limits with the financial institution that guarantees those financial instruments. A restricted cash balance was not required at that Chinese subsidiary at March 31, 2009 and December 31, 2008.

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

(14) The recent deterioration in the global economy and global credit markets has negatively impacted global business activity in general, and specifically the automotive industry in which we operate. The market turmoil and tightening of credit, as well as the recent and dramatic decline in the housing market in the United States and Western Europe, have led to a lack of consumer confidence evidenced by a rapid decline in light vehicle purchases in 2008 and the first quarter of 2009. Light vehicle production during the first quarter of 2009 decreased by 51 percent in North America and 48 percent in Europe as compared to first quarter 2008.

In response to current economic conditions, some of our customers are expected to eliminate certain light vehicle models in order to remain or become financially viable. Changes in the models produced by our customers may have an adverse effect on our market share. Additionally, while we expect that light vehicle production volumes will recover in future years, continued declines in consumer demand would have a further adverse effect on the financial condition of our OE customers, and on our future results of operations. Continued or further financial difficulties at any of our major customers could have an adverse impact on the level of our future revenues and collection of our receivables from such customers.

General Motors and Chrysler in particular are burdened with substantial structural costs, such as pension and healthcare costs, which have impacted their profitability and resulted in severe financial difficulty. On April 30, 2009, Chrysler LLC and its U.S. subsidiaries (Chrysler U.S.) filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Chrysler has announced that it intends to form a new company in partnership with Fiat that will begin operating outside of bankruptcy within 30-60 days. Chrysler intends to idle most of its U.S. manufacturing facilities during this 30-60 day period.

Chrysler represented 2 percent of our 2008 net sales and operating revenues. Net receivables due from Chrysler U.S. as of March 31, 2009 were $11 million. After giving effect to payments received from Chrysler U.S. in April 2009 of $8 million, we had net receivables with Chrysler U.S., as of March 31, 2009, of $3 million. As of April 30, 2009, we had net receivables due from Chrysler U.S. of $8 million.

On April 27, 2009, General Motors initiated a tender offer for $27 billion of outstanding notes, offering to exchange 225 shares of General Motors common stock for each $1,000 principal amount of notes. General Motors stated that, if it does not receive sufficient tenders of existing notes, it expects to seek relief under the U.S. Bankruptcy Code. General Motors has also announced that it intends to focus on four brands going forward — Cadillac, Chevrolet, Buick and GMC. General Motors represented 20 percent of our 2008 net sales and operating revenues. As of March 31, 2009, we had net receivables due from General Motors in North America that totaled $72 million.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Based on our initial review, we believe that a significant majority of our General Motors business will continue under the proposed reorganization.

In response to the risk being faced by suppliers to the U.S. automakers, the U.S. Department of Treasury recently announced the Auto Supplier Support program (the “Program”). The intent of the Program is to provide suppliers to the U.S. automotive industry with access to government supported protection for qualified accounts receivable that are owed to such suppliers for products sold to participating OEMs. The Program ensures that qualified accounts receivable will be paid even in the event of a bankruptcy of the OEM. Participating suppliers sell their qualified accounts receivable into the Program at a discount of two or three percent, depending on the timing of the payment. The U.S. Treasury has made available up to $5 billion in financing for the Program. Any domestic automotive OEM is eligible to participate in the Program, and General Motors and Chrysler have each agreed to participate. Both General Motors and Chrysler have invited us to participate in the Program, and we have been accepted into the Chrysler Program. We have completed the necessary documentation to request participation in the General Motors Program and expect to be accepted into that Program shortly.

In addition, as is customary in large Chapter 11 cases, Chrysler has, and General Motors likely will (should it become insolvent), seek court authority to pay certain pre-petition claims of critical vendors. Given our status as a key supplier, we expect that both Chrysler and General Motors will grant us critical vendor status. In exchange for the satisfaction of certain of our pre-petition claims, Chrysler and General Motors would likely require us to, among other things, commit to the uninterrupted supply of parts for certain of the platforms in which we are involved. If and when such negotiations arise, we will evaluate the impact of our continued participation in each such platform on a case by case basis.

Continued deterioration in the industry, the Chrysler reorganization or the bankruptcy of one or more of our major customers may have an impact on our ability to meet future financial covenants which would require us to enter into negotiations with our senior credit lenders to request additional covenant relief. Such conditions and events may also result in incremental charges related to impairment of goodwill, intangible assets and long-lived assets, and in charges to record an additional valuation allowance against our deferred tax assets. In addition, a bankruptcy filing by a significant customer (other than General Motors or Chrysler) could result in a condition of default under our U.S. accounts receivables securitization agreement, terminating future purchases of receivables under that agreement, which would have an adverse effect on our liquidity. See Note 5 of our notes to condensed consolidated financial statements.

In the event that economic conditions, the Chrysler bankruptcy or the bankruptcy of one of our major customers diminishes our future revenues or collection of receivables, we would pursue a range of actions to meet our cash flow needs. Such actions include additional restructuring initiatives and other cost reductions, sales of assets, reductions to working capital and capital spending, issuance of equity and other alternatives to enhance our financial and operating position.

(15) We are a global manufacturer with three geographic reportable segments: (1) North America, (2) Europe, South America and India (“Europe”), and (3) Asia Pacific. Each segment manufactures and distributes ride control and emission control products primarily for the automotive industry. We have not aggregated individual operating segments within these reportable segments. We evaluate segment performance based primarily on income before interest expense, income taxes, and noncontrolling interests. Products are transferred between segments and geographic areas on a basis intended to reflect as nearly as possible the “market value” of the products.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table summarizes certain Tenneco Inc. segment information:

	Segment
	North		Asia	Reclass &
	America	Europe	Pacific	Elims	Consolidated
	(Millions)

At March 31, 2009 and for the Three Months Then Ended
Revenues from external customers	$469	$406	$92	$—	$967
Intersegment revenues	1	38	2	(41)	—
Income before interest expense, income taxes, and noncontrolling interests	4	(17)	—	—	(13)
Total assets	890	1,512	318	22	2,742
At March 31, 2008 and for the Three Months Then Ended
Revenues from external customers	$683	$736	$141	$—	$1,560
Intersegment revenues	2	67	4	(73)	—
Income before interest expense, income taxes, and noncontrolling interests	9	25	5	—	39
Total assets	1,606	1,766	385	16	3,773

(16) Supplemental guarantor condensed consolidating financial statements are presented below:

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF INCOME (LOSS)

	For the Three Months Ended March 31, 2009
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
	(Millions)

Revenues
Net sales and operating revenues — External	$423	$544	$—	$—	$967
Affiliated companies	22	88	—	(110)	—

	445	632	—	(110)	967

Costs and expenses
Cost of sales (exclusive of depreciation shown below)	361	576	—	(110)	827
Engineering, research, and development	6	15	—	—	21
Selling, general, and administrative	24	53	1	—	78
Depreciation and amortization of other intangibles	22	30	—	—	52

	413	674	1	(110)	978

Other income (expense)
Loss on sale of receivables	—	(2)	—	—	(2)
Other income (loss)	(15)	15	—	—	—

	(15)	13	—	—	(2)

Income (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	17	(29)	(1)	—	(13)

Interest expense —
External (net of interest capitalized)	—	—	31	—	31
Affiliated companies (net of interest income)	32	(2)	(30)	—	—
Income tax expense (benefit)	1	2	—	—	3
Equity in net income (loss) from affiliated companies	(32)	—	(47)	79	—

Net Income (loss)	(48)	(29)	(49)	79	(47)

Less: Net income (loss) attributable to noncontrolling interests	—	2	—	—	2

Net income (loss) attributable to Tenneco Inc.	$(48)	$(31)	$(49)	$79	$(49)

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF INCOME (LOSS)

	For the Three Months Ended March 31, 2008
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
	(Millions)

Revenues
Net sales and operating revenues — External	$664	$896	$—	$—	$1,560
Affiliated companies	30	183	—	(213)	—

	694	1,079	—	(213)	1,560

Costs and expenses
Cost of sales (exclusive of depreciation shown below)	587	952	—	(213)	1,326
Engineering, research, and development	15	21	—	—	36
Selling, general, and administrative	37	67	1	—	105
Depreciation and amortization of other intangibles	21	34	—	—	55

	660	1,074	1	(213)	1,522

Other income (expense)
Loss on sale of receivables	—	(2)	—	—	(2)
Other income (loss)	6	(1)	(1)	(1)	3

	6	(3)	(1)	(1)	1

Income (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	40	2	(2)	(1)	39

Interest expense —
External (net of interest capitalized)	—	—	25	—	25
Affiliated companies (net of interest income)	38	(5)	(33)	—	—
Income tax expense (benefit)	—	2	3	—	5
Equity in net income (loss) from affiliated companies	(6)	—	3	3	—

Net income (loss)	(4)	5	6	2	9

Less: Net income (loss) attributable to noncontrolling interests	—	3	—	—	3

Net income (loss) attributable to Tenneco Inc.	$(4)	$2	$6	$2	$6

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

BALANCE SHEET

	March 31, 2009
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
	(Millions)

ASSETS
Current assets:
Cash and cash equivalents	$8	$105	$—	$—	$113
Receivables, net	498	778	34	(700)	610
Inventories	178	287	—	—	465
Deferred income taxes	—	63	—	(42)	21
Prepayments and other	18	86	4	(4)	104

	702	1,319	38	(746)	1,313

Other assets:
Investment in affiliated companies	369	—	524	(893)	—
Notes and advances receivable from affiliates	3,587	236	5,711	(9,534)	—
Long-term notes receivable, net	1	9	—	—	10
Goodwill	22	69	—	—	91
Intangibles, net	17	9	—	—	26
Deferred income taxes	63	24	12	(12)	87
Other	33	60	30	—	123

	4,092	407	6,277	(10,439)	337

Plant, property, and equipment, at cost	1,043	1,853	—	—	2,896
Less — Accumulated depreciation and amortization	(703)	(1,101)	—	—	(1,804)

	340	752	—	—	1,092

Total Assets	$5,134	$2,478	$6,315	$(11,185)	$2,742

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)
Short-term debt — non-affiliated	$—	$61	$—	$—	$61
Short-term debt — affiliated	132	426	10	(568)	—
Trade payables	273	503	—	(113)	663
Accrued taxes	13	20	—	(4)	29
Other	144	149	56	(61)	288

	562	1,159	66	(746)	1,041

Long-term debt — non-affiliated	—	11	1,515	—	1,526
Long-term debt — affiliated	4,262	201	5,071	(9,534)	—
Deferred income taxes	12	51	—	(12)	51
Postretirement benefits and other liabilities	341	83	—	4	428
Commitments and contingencies
Total Liabilities	5,177	1,505	6,652	(10,288)	3,046
Redeemable noncontrolling interests	—	8	—	—	8
Tenneco Inc. Shareholders’ equity	(43)	940	(337)	(897)	(337)

Noncontrolling interests	—	25	—	—	25

Total Equity	(43)	965	(337)	(897)	(312)

Total liabilities, redeemable noncontrolling interests and equity	$5,134	$2,478	$6,315	$(11,185)	$2,742

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

BALANCE SHEET

	December 31, 2008
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass
	Subsidiaries	Subsidiaries	Company)	& Elims	Consolidated
	(Millions)

ASSETS
Current assets:
Cash and cash equivalents	$16	$110	$—	$—	$126
Receivables, net	461	792	33	(712)	574
Inventories	193	320	—	—	513
Deferred income taxes	58	—	—	(40)	18
Prepayments and other	24	83	—	—	107

	752	1,305	33	(752)	1,338

Other assets:
Investment in affiliated companies	399	—	614	(1,013)	—
Notes and advances receivable from affiliates	3,641	234	5,605	(9,480)	—
Long-term receivables, net	1	10	—	—	11
Goodwill	22	73	—	—	95
Intangibles, net	17	9	—	—	26
Deferred income taxes	64	24	46	(46)	88
Other	36	66	23	—	125

	4,180	416	6,288	(10,539)	345

Plant, property, and equipment, at cost	1,039	1,921	—	—	2,960
Less — Accumulated depreciation and amortization	(687)	(1,128)	—	—	(1,815)

	352	793	—	—	1,145

Total Assets	$5,284	$2,514	$6,321	$(11,291)	$2,828

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)
Short-term debt — non-affiliated	$—	$49	$—	$—	$49
Short-term debt — affiliated	174	371	10	(555)	—
Trade payables	332	594	—	(136)	790
Accrued taxes	12	18	—	—	30
Other	132	169	48	(61)	288

	650	1,201	58	(752)	1,157
Long-term debt-non-affiliated	—	12	1,390	—	1,402
Long-term debt-affiliated	4,229	127	5,124	(9,480)	—
Deferred income taxes	43	54	—	(46)	51
Postretirement benefits and other liabilities	345	89	—	4	438
Commitments and contingencies
Total Liabilities	5,267	1,483	6,572	(10,274)	3,048

Redeemable noncontrolling interests	—	7	—	—	7
Tenneco Inc. Shareholders’ equity	17	1,000	(251)	(1,017)	(251)

Noncontrolling interests	—	24	—	—	24

Total Equity	17	1,024	(251)	(1,017)	(227)

Total liabilities, redeemable noncontrolling interests and equity	$5,284	$2,514	$6,321	$(11,291)	$2,828

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2009
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
	(Millions)

Operating Activities
Net cash provided (used) by operating activities	$(63)	$44	$(62)	$—	$(81)

Investing Activities
Proceeds from the sale of assets	—	2	—	—	2
Cash payment for plant, property, and equipment	(16)	(20)	—	—	(36)
Cash payment for software related intangible assets	(1)	(1)	—	—	(2)
Acquisition of business (net of cash acquired)	—	1	—	—	1

Net cash used by investing activities	(17)	(18)	—	—	(35)

Financing Activities
Issuance of long-term debt	—	—	2	—	2
Retirement of long-term debt	—	(1)	—	—	(1)
Increase (decrease) in bank overdrafts	—	(13)	—	—	(13)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	—	14	123	—	137
Intercompany dividends and net increase (decrease) in intercompany obligations	72	(17)	(55)	—	—
Distribution to noncontrolling interest partners	—	—	—	—	—
Debt issuance cost of long-term debt	—	—	(8)	—	(8)

Net cash provided (used) by financing activities	72	(17)	62	—	117

Effect of foreign exchange rate changes on cash and cash equivalents	—	(14)	—	—	(14)
Increase (decrease) in cash and cash equivalents	(8)	(5)	—	—	(13)

Cash and cash equivalents, January 1	16	110	—	—	126

Cash and cash equivalents, March 31 (Note)	$8	$105	$—	$—	$113

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2008
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
	(Millions)

Operating Activities
Net cash provided (used) by operating activities	$(91)	$(10)	$37	$—	$(64)

Investing Activities
Proceeds from the sale of assets	—	1	—	—	1
Cash payment for plant, property, and equipment	(33)	(30)	—	—	(63)
Cash payment for software related intangible assets	(3)	(2)	—	—	(5)

Net cash used by investing activities	(36)	(31)	—	—	(67)

Financing Activities
Issuance of common stock	—	—	1	—	1
Retirement of long-term debt	—	(1)	(2)	—	(3)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	—	—	91	—	91
Increase (decrease) in bank overdrafts	—	(3)	—	—	(3)
Intercompany dividends and net increase (decrease) in intercompany obligations	123	4	(127)	—	—
Distribution to noncontrolling interests partners	—	(2)	—	—	(2)
Other	—	—	—	—	—

Net cash provided (used) by financing activities	123	(2)	(37)	—	84

Effect of foreign exchange rate changes on cash and cash equivalents	—	20	—	—	20

Decrease in cash and cash equivalents	(4)	(23)	—	—	(27)
Cash and cash equivalents, January 1	6	182	—	—	188

Cash and cash equivalents, March 31 (Note)	$2	$159	$—	$—	$161

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As you read the following review of our financial condition and results of operations, you should also read our condensed consolidated financial statements and related notes beginning on page 4.

Executive Summary

We are one of the world’s leading manufacturers of automotive emission control and ride control products and systems. We serve both original equipment (OE) vehicle designers and manufacturers and the repair and replacement markets, or aftermarket, globally through leading brands, including Monroe®, Rancho®, Clevite® Elastomers and Fric Rottm ride control products and Walker®, Fonostm, and Gillettm emission control products. Worldwide we serve more than 37 different original equipment manufacturers, and our products or systems are included on eight of the top 10 passenger car models produced for sale in Europe and eight of the top 10 light truck models produced for sale in North America for 2008. Our aftermarket customers are comprised of full-line and specialty warehouse distributors, retailers, jobbers, installer chains and car dealers. As of December 31, 2008, we operated 83 manufacturing facilities worldwide and employed approximately 21,000 people to service our customers’ demands.

The recent deterioration in the global economy and global credit markets has negatively impacted global business activity in general, and specifically the automotive industry in which we operate. The market turmoil and tightening of credit, as well as the recent and dramatic decline in the housing market in the United States and Western Europe, have led to a lack of consumer confidence evidenced by a rapid decline in light vehicle purchases in 2008 and the first quarter of 2009. Light vehicle production during the first quarter of 2009 decreased by 51 percent in North America and 48 percent in Europe as compared to first quarter 2008.

In response to current economic conditions, some of our customers are expected to eliminate certain light vehicle models in order to remain or become financially viable. Changes in the models produced by our customers may have an adverse effect on our market share. Additionally, while we expect that light vehicle production volumes will recover in future years, continued declines in consumer demand would have a further adverse effect on the financial condition of our OE customers, and on our future results of operations. Continued or further financial difficulties at any of our major customers could have an adverse impact on the level of our future revenues and collection of our receivables from such customers.

General Motors and Chrysler in particular are burdened with substantial structural costs, such as pension and healthcare costs, which have impacted their profitability and resulted in severe financial difficulty. On April 30, 2009, Chrysler LLC and its U.S. subsidiaries (Chrysler U.S.) filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Chrysler has announced that it intends to form a new company in partnership with Fiat that will begin operating outside of bankruptcy within 30-60 days. Chrysler intends to idle most of its U.S. manufacturing facilities during this 30-60 day period.

Chrysler represented 2 percent of our 2008 net sales and operating revenues. Net receivables due from Chrysler U.S. as of March 31, 2009 were $11 million. After giving effect to payments received from Chrysler U.S. in April 2009 of $8 million, we had net receivables with Chrysler U.S., as of March 31, 2009, of $3 million. As of April 30, 2009, we had net receivables due from Chrysler U.S. of $8 million.

On April 27, 2009, General Motors initiated a tender offer for $27 billion of outstanding notes, offering to exchange 225 shares of General Motors common stock for each $1,000 principal amount of notes. General Motors stated that, if it does not receive sufficient tenders of existing notes, it expects to seek relief under the U.S. Bankruptcy Code. General Motors has also announced that it intends to focus on four brands going forward — Cadillac, Chevrolet, Buick and GMC. General Motors represented 20 percent of our 2008 net sales and operating revenues. As of March 31, 2009, we had net receivables due from General Motors in North America that totaled $72 million. Based on our initial review, we believe that a significant majority of our General Motors business will continue under the proposed reorganization.

In response to the risk being faced by suppliers to the U.S. automakers, the U.S. Department of Treasury recently announced the Auto Supplier Support program (the “Program”). The intent of the Program is to provide suppliers to the U.S. automotive industry with access to government supported protection for qualified accounts receivable that are owed to such suppliers for products sold to participating OEMs. The Program ensures that qualified accounts receivable will be paid even in the event of a bankruptcy of the OEM. Participating suppliers sell their qualified accounts receivable into the Program at a discount of two or three percent, depending on the timing of the payment. The U.S. Treasury has made available up to $5 billion in financing for the Program. Any domestic automotive OEM is eligible to participate in the Program, and General Motors and Chrysler have each agreed to participate. Both General Motors and Chrysler have invited us to participate in the Program, and we have been accepted into the Chrysler Program. We have completed the necessary documentation to request participation in the General Motors Program and expect to be accepted into that Program shortly.

In addition, as is customary in large Chapter 11 cases, Chrysler has, and General Motors likely will (should it become insolvent), seek court authority to pay certain pre-petition claims of critical vendors. Given our status as a key supplier, we expect that both Chrysler and General Motors will grant us critical vendor status. In exchange for the satisfaction of certain of our pre-petition claims, Chrysler and General Motors would likely require us to, among other things, commit to the uninterrupted supply of parts for certain of the platforms in which we are involved. If and when such negotiations arise, we will evaluate the impact of our continued participation in each such platform on a case by case basis.

Continued deterioration in the industry, the Chrysler reorganization or the bankruptcy of one or more of our major customers may have an impact on our ability to meet future financial covenants which would require us to enter into negotiations with our senior credit lenders to request additional covenant relief. Such conditions and events may also result in incremental charges related to impairment of goodwill, intangible assets and long-lived assets, and in charges to record an additional valuation allowance against our deferred tax assets. In addition, a bankruptcy filing by a significant customer (other than General Motors or Chrysler) could result in a condition of default under our U.S. accounts receivables securitization agreement, terminating future purchases of receivables under that agreement, which would have an adverse effect on our liquidity. See Note 5 of our notes to condensed consolidated financial statements.

In the event that economic conditions, the Chrysler bankruptcy or the bankruptcy of one of our major customers diminishes our future revenues or collection of receivables, we would pursue a range of actions to meet our cash flow needs. Such actions include additional restructuring initiatives and other cost reductions, sales of assets, reductions to working capital and capital spending, issuance of equity and other alternatives to enhance our financial and operating position.

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

We have a substantial amount of indebtedness. As such, our ability to generate cash — both to fund operations and service our debt — is also a significant area of focus for our company. See “Liquidity and Capital Resources” below for further discussion of cash flows and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Total revenues for the first quarter of 2009 were $967 million, compared to $1,560 million in the first quarter of 2008. Excluding the impact of currency and substrate sales, revenue was down $211 million or 18 percent due to lower year-over-year OE vehicle production levels in every geographic region. Increased sales in the North American aftermarket only slightly offset the reduced OE production.

Gross margin in the first quarter of 2009 was 14.5 percent, down from 15.0 percent in 2008. Lower OE production volumes, manufacturing fixed cost absorption and the impact of the stronger U.S. dollar through currency transaction losses negatively impacted overall gross margin. Partially offsetting these declines were cost reduction actions, customer recoveries, manufacturing efficiencies and lower restructuring charges. The first quarter’s gross margin performance was a sequential improvement over the fourth quarter of 2008, despite 20 percent lower revenues, and represents the strongest gross margin performance since the second quarter of 2008, reflecting the effectiveness of the company’s restructuring and operational cost reduction actions globally.

Selling, general and administrative expense was down $27 million in the first quarter of 2009, at $78 million, compared to $105 million in the first quarter of 2008 which included $1 million in restructuring and restructuring-related expense. Cost reduction efforts which included restructuring savings and employee furloughs drove the improvement. Engineering expense was $21 million and $36 million in the first quarter of 2009 and 2008, respectively. Cost reduction efforts, employee furloughs and customer recoveries reduced engineering costs. Selling, general, administrative and engineering expenses increased to 10.2 percent of revenues from 9.0 percent of revenues in 2008 due to lower year-over-year revenues.

Earnings before interest expense, taxes and noncontrolling interests (“EBIT”) was a loss of $13 million for the first quarter of 2009 compared to earnings of $39 million in the first quarter of 2008. Lower OE production volumes globally and the related manufacturing fixed cost absorption reduced EBIT by $100 million in addition to $13 million of negative currency year-over-year. We offset a little more than half of this negative impact, primarily through lower selling, general and administrative spending, customer recovery of engineering costs, operational flexing programs, manufacturing efficiency improvements and savings from our prior restructuring activities.

Results from Operations

Net Sales and Operating Revenues for the Three Months Ended March 31, 2009 and 2008

The following tables reflect our revenues for the first quarter of 2009 and 2008. We present these reconciliations of revenues in order to reflect the trend in our sales in various product lines and geographic regions separately from the effects of doing business in currencies other than the U.S. dollar. We have not reflected any currency impact in the 2008 table since this is the base period for measuring the effects of currency during 2008 on our operations. We believe investors find this information useful in understanding period-to-period comparisons in our revenues.

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

	Three Months Ended March 31, 2009
				Substrate	Revenues
				Sales	Excluding
			Revenues	Excluding	Currency and
		Currency	Excluding	Currency	Substrate
	Revenues	Impact	Currency	Impact	Sales
	(Millions)

North America Original Equipment
Ride Control	$86	$(4)	$90	$—	$90
Emission Control	247	(2)	249	114	135

Total North America Original Equipment	333	(6)	339	114	225
North America Aftermarket
Ride Control	99	(2)	101	—	101
Emission Control	37	(1)	38	—	38

Total North America Aftermarket	136	(3)	139	—	139
Total North America	469	(9)	478	114	364
Europe Original Equipment
Ride Control	91	(21)	112	—	112
Emission Control	187	(93)	280	69	211

Total Europe Original Equipment	278	(114)	392	69	323
Europe Aftermarket
Ride Control	31	(8)	39	—	39
Emission Control	29	(7)	36	—	36

Total Europe Aftermarket	60	(15)	75	—	75
South America & India	68	(22)	90	10	80
Total Europe, South America & India	406	(151)	557	79	478
Asia	67	1	66	18	48
Australia	25	(16)	41	3	38

Total Asia Pacific	92	(15)	107	21	86

Total Tenneco	$967	$(175)	$1,142	$214	$928

	Three Months Ended March 31, 2008
				Substrate	Revenues
				Sales	Excluding
			Revenues	Excluding	Currency and
		Currency	Excluding	Currency	Substrate
	Revenues	Impact	Currency	Impact	Sales
	(Millions)

North America Original Equipment
Ride Control	$112	$—	$112	$—	$112
Emission Control	438	—	438	217	221

Total North America Original Equipment	550	—	550	217	333
North America Aftermarket
Ride Control	98	—	98	—	98
Emission Control	35	—	35	—	35

Total North America Aftermarket	133	—	133	—	133
Total North America	683	—	683	217	466
Europe Original Equipment
Ride Control	129	—	129	—	129
Emission Control	426	—	426	155	271

Total Europe Original Equipment	555	—	555	155	400
Europe Aftermarket
Ride Control	47	—	47	—	47
Emission Control	40	—	40	—	40

Total Europe Aftermarket	87	—	87	—	87
South America & India	94	—	94	14	80
Total Europe, South America & India	736	—	736	169	567
Asia	90	—	90	28	62
Australia	51	—	51	7	44

Total Asia Pacific	141	—	141	35	106

Total Tenneco	$1,560	$—	$1,560	$421	$1,139

Revenues from our North American operations decreased $214 million in the first quarter of 2009 compared to the same period last year. Lower sales from North American OE revenues more than offset higher aftermarket revenues. North American OE emission control revenues were down $191 million in the first quarter of 2009; excluding unfavorable currency and substrate sales, revenues were down $86 million compared to last year. This decrease was primarily due to lower OE production volumes year-over-year. North American OE ride control revenues for the first quarter of 2009 were down $22 million from the prior year, excluding $4 million of unfavorable currency. The decline was driven by lower OE production volumes. Our total North American OE revenues, excluding substrate sales and currency, decreased 32 percent in the first quarter of 2009 compared to first quarter of 2008. North American light vehicle production decreased 51 percent. Industry Class 8 commercial vehicle production was down 42 percent and industry Class 5-7 commercial vehicle production was down 47 percent in first quarter of 2009 as compared to the previous year comparable period. Aftermarket revenues for North America were $136 million in the first quarter of 2009, an increase of $3 million compared to the prior year. Excluding $3 million in unfavorable currency, aftermarket revenues were up $6 million driven by higher sales in both product lines due to price increases to offset higher material costs. Net of unfavorable currency, aftermarket ride control revenues increased two percent in the first quarter of 2009 while aftermarket emission control revenues increased 10 percent in the first quarter of 2009.

Our European, South American and Indian segment’s revenues decreased $330 million, or 45 percent, in the first quarter of 2009 compared to last year. The first quarter total European light vehicle industry production was down 48 percent when compared to the first quarter of 2008. Europe OE emission control revenues of $187 million in the first quarter of 2009 were down 56 percent as compared to the first quarter of last year. Excluding $93 million of unfavorable currency and a reduction in substrate sales, Europe OE emission control revenues decreased 22 percent from 2008. Europe OE ride control revenues of $91 million in the first quarter of 2009 were down 29 percent year-over-year. Excluding unfavorable currency, revenues decreased by 12 percent in the 2009 first quarter due to the lower production volumes. European aftermarket revenues decreased 31 percent or $27 million in the first quarter of 2009 compared to last year. When adjusted for currency, aftermarket revenues were down 13 percent. Excluding the negative $8 million impact of currency, ride control aftermarket revenues were down 16 percent while emission control aftermarket revenues were down 10 percent, excluding $7 million in unfavorable currency, both due to lower unit sales. South American and Indian revenues were $68 million during the first quarter of 2009, compared to $94 million in the prior year. When unfavorable currency and substrates are excluded, revenue was even with the first quarter of last year. Our South American and Indian operations offset the lower industry production volumes in Brazil and Argentina through improved pricing.

Revenues from our Asia Pacific segment, which includes Australia and Asia, decreased $49 million to $92 million in the first quarter of 2009 compared to the same period last year. Excluding the impact of substrate sales and currency, revenues decreased to $86 million from $106 million in the prior year. Asian revenues for the first quarter of 2009 were $67 million, down 25 percent from last year. This decline was largely driven by OE production declines in China on key Tenneco-supplied General Motors and Volkswagen platforms. Excluding lower substrate sales and $1 million of favorable currency, Asian revenue decreased $14 million when compared with last year. First quarter revenues for Australia decreased 52 percent to $25 million. Excluding lower substrate sales and $16 million of unfavorable currency, Australian revenue decreased 15 percent due to industry light vehicle production declines.

EBIT for the three months ended March 31, 2009 and 2008

	Three Months
	Ended
	March 31,
	2009	2008	Change
	(Millions)

North America	$4	$9	$(5)
Europe, South America & India	(17)	25	(42)
Asia Pacific	—	5	(5)

	$(13)	$39	$(52)

The EBIT results shown in the preceding table include the following items, discussed below under “Restructuring and Other Charges,” which have an effect on the comparability of EBIT results between periods:

	Three Months
	Ended
	March 31,
	2009	2008
	(Millions)

North America
Restructuring and restructuring-related expenses	$2	$1
Europe, South America & India
Restructuring and restructuring-related expenses	1	3

EBIT for North American operations was $4 million in the first quarter of 2009, compared to $9 million one year ago. The benefits to EBIT from lower SGA&E spending, restructuring savings, improved aftermarket pricing, new platform launches and customer recoveries offset lower OE production volumes and related manufacturing fixed cost absorption, which together had the most significant negative impact on EBIT. Currency had a $6 million unfavorable impact on North American EBIT. Restructuring and restructuring-related expenses of $2 million were included in first quarter of 2009 up from $1 million in the first quarter of 2008.

Our European, South American and Indian segment’s EBIT was a loss of $17 million for the first quarter of 2009 compared to earnings of $25 million during the same period last year. European, South American and Indian segment’s EBIT benefited from reduced SGA&E spending of $6 million, restructuring savings of $2 million, improved aftermarket pricing and new OE platform launches. These improvements were more than offset by significantly lower OE production volumes and related manufacturing fixed cost absorption, which together had a negative impact on EBIT of $47 million. Currency had a $6 million unfavorable impact on European, South American and Indian segment’s EBIT. Included in first quarter 2009 European, South American and Indian segment’s EBIT was $1 million in restructuring and restructuring-related expenses compared to $3 million for the first quarter of 2008.

EBIT for our Asia Pacific segment in the first quarter of 2009 was breakeven compared to $5 million in the first quarter of 2008. Lower production volumes in China and Australia and the related manufacturing fixed cost absorption together reduced EBIT by $5 million and were the primary drivers of the EBIT decline year-over-year. EBIT was also negatively impacted by $1 million of currency in the first quarter of 2009 when compared to last year. These items were partially offset by cost reduction efforts and improved manufacturing efficiencies.

Currency had a $13 million unfavorable impact on overall company EBIT for the three months ended March 31, 2009, as compared to the prior year.

EBIT as a Percentage of Revenue

	Three Months
	Ended
	March 31,
	2009	2008

North America	1%	1%
Europe, South America & India	(4)%	3%
Asia Pacific	—%	4%
Total Tenneco	(1)%	3%

In North America, EBIT as a percentage of revenue for the first quarter of 2009 was even with last year. The decline in EBIT from lower OE production volumes and the related manufacturing fixed cost absorption, higher restructuring and restructuring related expenses and unfavorable currency was offset as a percentage of revenue by lower SGA&E spending, restructuring savings, improved aftermarket pricing, new platform launches and customer recoveries when coupled with the lower year-over year OE revenues in North America. In Europe, South America and India, EBIT margin for the first quarter of 2009 was seven percentage points lower than prior year due to significantly lower OE production volumes and related manufacturing fixed cost absorption and unfavorable currency, partially offset by reduced SGA&E spending, restructuring savings, improved aftermarket pricing and new OE platform launches. Restructuring and restructuring-related expenses were lower than prior year. EBIT as a percentage of revenue for our Asia Pacific segment decreased four percentage points in the first quarter of 2009 versus the prior year as lower production volumes in China and Australia and the related manufacturing fixed cost absorption and unfavorable currency were partially offset by cost reduction efforts and improved manufacturing efficiencies.

Interest Expense, Net of Interest Capitalized

We reported interest expense in the first quarter of 2009 of $31 million net of interest capitalized of $2 million ($30 million in our U.S. operations and $1 million in our foreign operations), up from $25 million net of interest capitalized of $2 million (all in our U.S. operations) from the first quarter of 2008. Excluding the $5 million reduction to interest expense from marking to market our interest rate swaps in the first quarter of 2008, interest expense increased slightly in the first quarter of 2009 compared to the prior year as a result of an increase in our variable and fixed rate debt partially offset by lower rates on both our variable rate debt and a portion of our fixed rate debt.

On March 31, 2009, we had $1.011 billion in long-term debt obligations that have fixed interest rates. Of that amount, $245 million is fixed through July 2013, $500 million is fixed through November 2014, $250 million is fixed through November 2015, and the remainder is fixed from 2009 through 2025. We also have $520 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” later in this Management’s Discussion and Analysis.

Income Taxes

We reported income tax expense of $3 million in the first quarter of 2009. The tax expense recorded differs from a statutory rate of 35 percent because of $18 million in tax charges primarily related to the impact of not benefiting tax losses in the U.S. and certain foreign jurisdictions. We reported income tax expense of $5 million in the first quarter of 2008 which included a $1 million non-cash charge for changes in our estimates for tax matters subject to audit.

Restructuring and Other Charges

Over the past several years we have adopted plans to restructure portions of our operations. These plans were approved by the Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. In the fourth quarter of 2001 our Board of Directors approved a restructuring plan, a project known as Project Genesis, which was designed to lower our fixed costs, relocate capacity, reduce our work force, improve efficiency and utilization, and better optimize our global footprint. We have subsequently engaged in various other restructuring projects related to Project Genesis. We incurred $40 million in restructuring and restructuring-related costs during 2008, of which $17 million was recorded in cost of sales and $23 million was recorded in selling, general, administrative and engineering expense. In the first quarter of 2009, we incurred $3 million in restructuring and restructuring-related costs, of which $2 million was recorded in cost of sales and $1 million was recorded in depreciation and amortization expense.

Under the terms of our amended and restated senior credit agreement that took effect on February 23, 2009, we are allowed to exclude $40 million of cash charges and expenses, before taxes, related to cost reduction initiatives incurred after February 23, 2009 from the calculation of the financial covenant ratios required under our senior credit facility. As of March 31, 2009, we have excluded $2 million in allowable charges relating to restructuring initiatives against the $40 million available under the terms of the February 2009 amended and restated senior credit facility.

On January 13, 2009, we announced that we will postpone closing an original equipment ride control plant in the United States as part of our current global restructuring program. We still expect, as announced in October 2008, the elimination of 1,100 positions and estimate that we will record up to $31 million in charges, of which approximately $25 million represents cash expenditures, in connection with the restructuring program announced in the fourth quarter of 2008. We recorded $24 million of these charges in 2008, $3 million in the first quarter of 2009 and expect to record the remaining $4 million during the rest of 2009. We expect to generate approximately $58 million in annual savings beginning in 2009 related to this restructuring program. Various restructuring projects announced prior to the fourth quarter of 2008 are still being completed, and when complete, will generate an additional $7 million in annual savings.

Earnings (loss) Per Share

We reported a net loss attributable to Tenneco Inc. of $49 million or $1.05 per diluted common share for the first quarter of 2009, as compared to net income attributable to Tenneco Inc. of $6 million or $0.13 per diluted common share for the first quarter of 2008. Included in the results for the first quarter of 2009 were negative impacts from expenses related to our restructuring activities and tax adjustments. The net impact of these items decreased earnings per diluted share by $0.44. Included in the results for the first quarter of 2008 were negative impacts from expenses related to our restructuring activities and tax adjustments. The net impact of these items decreased earnings per diluted share by $0.07. Please read the Notes to the condensed consolidated financial statements for more detailed information on earnings per share.

Cash Flows for the Three Months Ended March 31, 2009 and 2008

	Three Months Ended March 31,
	2009	2008
	(Millions)

Cash provided (used) by:
Operating activities	$(81)	$(64)
Investing activities	(35)	(67)
Financing activities	117	84

Operating Activities

For the three months ended March 31, 2009, operating activities used $81 million in cash compared to $64 million in cash used during the same period last year. Cash used for working capital was $91 million during the first quarter of 2009, an improvement of $36 million compared to the first quarter of 2008. Receivables were a use of cash of $54 million compared to a cash use of $87 million in the prior year, an improvement of $33 million despite a $45 million year-over-year reduction in cash flow from the sale of receivables. Inventory represented a cash inflow of $34 million during the three months ended March 31, 2009, an improvement of $77 million over the prior year. This year-over-year improvement in cash from inventory was primarily a result of our intense focus on controlling inventory levels. Accounts payable used cash of $74 million, a decrease from last year’s cash inflow of $23 million. This decrease was primarily driven by the rapid decline in global production levels. Cash taxes were $4 million for the three months ended March 31, 2009, compared to $12 million in the prior year.

One of our European subsidiaries receives payment from one of its OE customers whereby the accounts receivable are satisfied through the delivery of negotiable financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets as they do not meet our definition of cash equivalents. The amount of these financial instruments that was collected before their maturity date and sold at a discount totaled $2 million as of March 31, 2009, compared with $5 million at the same date in 2008. No negotiable financial instruments were held by our European subsidiary as of March 31, 2009 or March 31, 2008.

In certain instances several of our Chinese subsidiaries receive payment from OE customers and satisfy vendor payments through the receipt and delivery of negotiable financial instruments. Financial instruments used to satisfy vendor payables and not redeemed totaled $13 million and $18 million at March 31, 2009 and 2008, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $7 million and $15 million at March 31, 2009 and 2008, respectively, and were classified as other current assets. One of our Chinese subsidiaries that issues its own negotiable financial instruments to pay its vendors is required to maintain a cash balance if they exceed certain credit limits with the financial institution that guarantees those financial instruments. A restricted cash balance was not required at that Chinese subsidiary at March 31, 2009 and 2008.

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

Investing Activities

Cash used for investing activities was $32 million lower in the first quarter of 2009 compared to the same period a year ago. Cash payments for plant, property and equipment were $36 million in the first quarter of 2009 versus payments of $63 million in the first quarter of 2008. The decrease of $27 million in cash payments for plant, property and equipment was the result of our focus to reduce spending. Cash payments for software-related intangible assets were $2 million in the first three months of 2009 compared to $5 million in the first three months of 2008.

Financing Activities

Cash flow from financing activities was a $117 million inflow in the first quarter of 2009 compared to an inflow of $84 million in the same period of 2008. The primary reason for the change is an increase in borrowings year-over-year.

Outlook

We are still operating in the midst of the lowest OE production schedules in decades. A few encouraging signs have been the positive results from certain stimulus programs including scrappage incentives and tax incentives in countries such as Germany, France, Italy and Brazil. In addition, China light vehicle sales in March rose five percent year-over-year to the highest level ever but, again, with significant support from the Chinese government.

Some third-party experts are predicting an up-tick in North America and Europe production rates at some point in the second half of the year. However, as we have seen with the recent production schedule cuts from General Motors and Chrysler in North America, the situation is still uncertain. Therefore, we remain cautious and continue to plan conservatively.

According to Global Insight, light vehicle production is expected to be down in most of the geographic regions through out the world for the full year 2009 as compared to 2008. North American light vehicle production levels are expected to decline 32 percent in 2009 as compared to 2008. Full year vehicle production in Europe is expected to fall year-over-year by 25 percent. Global Insight projects full year production to decline in South America and India by 14 percent and one percent, respectively. China light vehicle production is expected to increase by five percent year-over-year, while Australia is projected to decline by 13 percent in 2009 as compared to 2008.

We will continue to focus on things under our control like strict cash and cost management efforts in response to the current global economic environment. In addition to the cash and cost containment actions announced during the second half of 2008 and earlier this year, we have also initiated plans globally to temporarily lower our salary costs for salaried employees by at least 10%, beginning April 1, 2009 to help counter the impact of ongoing production volume declines. These plans are being tailored to particular markets and include salary cuts, furloughs and work hour reduction programs. Executives at the most senior levels have taken larger salary reductions.

We will continue to work on striking the right balance between taking the actions necessary to withstand this current economic down turn and keeping us positioned and prepared to capitalize on an eventual recovery, especially given that our growth is more a function of new content and expansion into the commercial vehicle markets than light vehicle volume recovery. As early as the end of this year, we have new programs launching that require higher emission control content. We are targeting investments in the regulatory-driven technologies and capabilities required to support these light and commercial vehicle launches that ramp up in 2010. We continue to focus globally on controlling discretionary spending, increasing productivity and reducing costs through Six Sigma, Lean manufacturing and restructuring activities.

As the outlook for the rest of the year remains uncertain, it is still not possible to provide any OE revenue guidance at this time. Future global OE production projections are too unreliable for us to provide guidance regarding our OE revenue growth.

Finally, we continue to monitor the Chrysler and General Motors situations and their possible impact on our operations.

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

Revenue Recognition

We recognize revenue for sales to our original equipment and aftermarket customers when title and risk of loss passes to the customers under the terms of our arrangements with those customers, which is usually at the time of shipment from our plants or distribution centers. In connection with the sale of exhaust systems to certain original equipment manufacturers, we purchase catalytic converters and diesel particulate filters or components thereof including precious metals (“substrates”) on behalf of our customers which are used in the assembled system. These substrates are included in our inventory and “passed through” to the customer at our cost, plus a small margin, since we take title to the inventory and are responsible for both the delivery and quality of the finished product. Revenues recognized for substrate sales were $201 million, and $421 million for the first three months of 2009 and 2008, respectively. For our aftermarket customers, we provide for promotional incentives and returns at the time of sale. Estimates are based upon the terms of the incentives and historical experience with returns. Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis. Shipping and handling costs billed to customers are included in revenues and the related costs are included in cost of sales in our Statements of Income (Loss).

Warranty Reserves

Where we have offered product warranty, we also provide for warranty costs. Those estimates are based upon historical experience and upon specific warranty issues as they arise. While we have not experienced any material differences between these estimates and our actual costs, it is reasonably possible that future warranty issues could arise that could have a significant impact on our condensed consolidated financial statements.

Pre-production Design and Development and Tooling Assets

We expense pre-production design and development costs as incurred unless we have a contractual guarantee for reimbursement from the original equipment customer. We had current and long-term receivables of $13 million and $12 million on the balance sheet at March 31, 2009 and December 31, 2008, respectively, for guaranteed pre-production design and development reimbursement arrangements with our customers. In addition, plant, property and equipment included $52 million and $53 million at March 31, 2009 and December 31, 2008, respectively, for original equipment tools and dies that we own, and prepayments and other included $19 million and $22 million at March 31, 2009 and December 31, 2008, respectively, for in-process tools and dies that we are building for our original equipment customers.

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

In 2008, we recorded tax expense of $289 million primarily related to establishing a valuation allowance against our net deferred tax assets in the U.S. During the first quarter of 2009, we recorded an additional valuation allowance of $12 million related to U.S. tax benefits recorded on first quarter 2009 U.S. losses. In the U.S. we utilize the results from 2008 and a projection of our results for 2009 as a measure of the cumulative losses in recent years. Accounting standards do not permit us to give any consideration to a likely economic recovery in the U.S. or the recent new business we have won particularly in the commercial vehicle segment in evaluating the requirement to record a valuation allowance. Consequently, we concluded that our ability to fully utilize our NOLs was limited due to projecting the current negative economic environment into the future and the impact of the current negative operating environment on our tax planning strategies. As a result of tax planning strategies which have not yet been implemented but which we plan to implement and which do not depend upon generating future taxable income, we continue to carry deferred tax assets in the U.S. of $70 million relating to the expected utilization of those NOLs. The federal NOL expires beginning in 2020 through 2028. The state NOL expires in various years through 2028.

If our operating performance improves on a sustained basis, our conclusion regarding the need for a valuation allowance could change, resulting in the reversal of some or all of the valuation allowance in the future. The charge to establish the U.S. valuation allowance also includes items related to the losses allocable to certain state jurisdictions where it was determined that tax attributes related to those jurisdictions were potentially not realizable.

We are required to record a valuation allowance against deferred tax assets generated by taxable losses in each period in the U.S. as well as in other foreign countries. Our future provision for income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these jurisdictions until the respective valuation allowance is eliminated. This will cause variability in our effective tax rate.

Stock-Based Compensation

Effective January 1, 2006, we began accounting for our stock-based compensation plans in accordance with SFAS No. 123(R), “Share-Based Payment,” which requires a fair value method of accounting for compensation costs related to our stock-based compensation plans. Under the fair value method recognition provision of the Statement, a share-based payment is measured at the grant date based upon the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards requires judgment in estimating employee and market behavior. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted. As of March 31, 2009, there was approximately $4 million of total unrecognized compensation costs related to these stock-based awards that is expected to be recognized over a weighted average period of 1.6 years as compared to $4 million, net of tax, and a weighted average period of 1.5 years as of March 31, 2008.

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

Our approach to establishing the discount rate assumption for both our domestic and foreign plans starts with high-quality investment-grade bonds adjusted for an incremental yield based on actual historical performance. This incremental yield adjustment is the result of selecting securities whose yields are higher than the “normal” bonds that comprise the index. Based on this approach, for 2009 we left the weighted average discount rate for all our pension plans unchanged at 6.2 percent. The discount rate for postretirement benefits was also left unchanged at 6.2 percent for 2009.

Our approach to determining expected return on plan asset assumptions evaluates both historical returns as well as estimates of future returns, and is adjusted for any expected changes in the long-term outlook for the equity and fixed income markets. As a result, our estimate of the weighted average long-term rate of return on plan assets for all of our pension plans was left unchanged at 7.9 percent for 2009.

Except in the U.K., our pension plans generally do not require employee contributions. Our policy is to fund our pension plans in accordance with applicable U.S. and foreign government regulations and to make additional payments as funds are available to achieve full funding of the accumulated benefit obligation. At March 31, 2009, all legal funding requirements had been met. Other postretirement benefit obligations, such as retiree medical, and certain foreign pension plans are funded as the obligations become due.

Changes in Accounting Pronouncements

Footnote 12 in our Notes to Condensed Consolidated Financial Statements located in Part I Item 1 of this Form 10-Q is incorporated herein by reference.

Liquidity and Capital Resources

Capitalization

	March 31,	December 31,
	2009	2008	% Change
	(Millions)

Short-term debt and maturities classified as current	$61	$49	25%
Long-term debt	1,526	1,402	9

Total debt	1,587	1,451	9

Total redeemable noncontrolling interests	8	7	14

Total noncontrolling interests	25	24	4
Tenneco Inc. Shareholders’ equity	(337)	(251)	(34)

Total equity	(312)	(227)	(37)

Total capitalization	$1,283	$1,231	4

General.  Short-term debt, which includes maturities classified as current and borrowings by foreign subsidiaries, was $61 million and $49 million as of March 31, 2009 and December 31, 2008, respectively. Borrowings under our revolving credit facilities, which are classified as long-term debt, were approximately $363 million and $239 million as of March 31, 2009 and December 31, 2008.

The 2009 year-to-date decrease in total shareholders’ equity primarily resulted from $40 million of translation of foreign balances into U.S. dollars and a net loss of $49 million. While our book equity balance was negative at March 31, 2009, it had no effect on our business operations. We have no debt covenants that are based upon our book equity, and there are no other agreements that are adversely impacted by our negative book equity.

Overview.  Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions. The arrangement is secured by substantially all our domestic assets and pledges of up to 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries. As of March 31, 2009, the senior credit facility consisted of a five-

year, $150 million term loan A maturing in March 2012, a five-year, $550 million revolving credit facility maturing in March 2012, and a seven-year $130 million tranche B-1 letter of credit/revolving loan facility maturing in March 2014. Our outstanding debt also includes $245 million of 10 1/4 percent senior secured notes due July 15, 2013, $250 million of 8 1/8 percent senior notes due November 15, 2015, and $500 million of 8 5/8 percent senior subordinated notes due November 15, 2014. At March 31, 2009 we had unused borrowing capacity of $270 million under our $680 million revolving credit facility with $363 million in outstanding borrowings and $47 million in letters of credit.

The term loan A facility is payable in twelve consecutive quarterly installments, commencing June 30, 2009 as follows: $6 million due each of June 30, September 30, December 31, 2009 and March 31, 2010, $15 million due each of June 30, September 30, December 31, 2010 and March 31, 2011, and $17 million due each of June 30, September 30, December 31, 2011 and March 16, 2012. In 2009, we plan to repay $17 million of the senior term loan due 2012 by increasing our revolver borrowings which are classified as long-term debt. Accordingly, we have classified the $17 million repayment as long-term debt. The revolving credit facility requires that any amounts drawn be repaid by March 2012. Prior to that date, funds may be borrowed, repaid and re-borrowed under the revolving credit facility without premium or penalty. Letters of credit may be issued under the revolving credit facility.

The tranche B-1 letter of credit/revolving loan facility requires repayment by March 2014. We can borrow revolving loans and issue letters of credit under the $130 million tranche B-1 letter of credit/revolving loan facility. The tranche B-1 letter of credit/revolving loan facility is reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. There is no additional cost to us for issuing letters of credit under the tranche B-1 letter of credit/revolving loan facility, however outstanding letters of credit reduce our availability to borrow revolving loans under this portion of the facility. We pay the tranche B-1 lenders interest equal to LIBOR plus a margin, which is offset by the return on the funds deposited with the administrative agent by the lenders which earn interest at an annual rate approximately equal to LIBOR less 25 basis points. Outstanding revolving loans reduce the funds on deposit with the administrative agent which in turn reduce the earnings of those deposits.

On February 23, 2009, in light of the challenging macroeconomic environment and auto production outlook, we amended our senior credit facility to increase the allowable consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA as defined in the senior credit facility agreement) and reduce the allowable consolidated interest coverage ratio (consolidated EBITDA divided by consolidated interest expense as defined in the senior credit facility agreement). These changes are detailed in Liquidity and Capital Resources — Senior Credit Facility — Other Terms and Conditions.

Beginning February 23, 2009 and following each fiscal quarter thereafter, the margin we pay on borrowings under our term loan A and revolving credit facility incurred interest at an annual rate equal to, at our option, either (i) the London Interbank Offered Rate plus a margin of 550 basis points, or (ii) a rate consisting of the greater of (a) the JPMorgan Chase prime rate plus a margin of 450 basis points, and (b) the Federal Funds rate plus 50 basis points plus a margin of 450 basis points. The margin we pay on these borrowings will be reduced by 50 basis points following each fiscal quarter for which our consolidated net leverage ratio is less than 5.0, and will be further reduced by an additional 50 basis points following each fiscal quarter for which the consolidated net leverage ratio is less than 4.0.

Also beginning February 23, 2009 and following each fiscal quarter thereafter, the margin we pay on borrowings under our tranche B-1 facility incurred interest at an annual rate equal to, at our option, either (i) the London Interbank Offered Rate plus a margin of 550 basis points, or (ii) a rate consisting of the greater of (a) the JPMorgan Chase prime rate plus a margin of 450 basis points, and (b) the Federal Funds rate plus 50 basis points plus a margin of 450 basis points. The margin we pay on these borrowings will be reduced by 50 basis points following each fiscal quarter for which our consolidated net leverage ratio is less than 5.0.

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

On December 23, 2008, we amended our senior secured credit facility to increase the margin we pay on the borrowings from 1.50% to 3.00% on revolver loans, term loan A and tranche B-1 loans; from 0.50% to 2.00% on prime based loans; from 1.00% to 2.50% on federal funds based loans and from 0.35% to 0.50% on the commitment fee associated with the facility. In addition, we agreed to pay each consenting lender a fee. The lender fee plus amendment costs were approximately $3 million.

In December 2008, we terminated the fixed-to-floating interest rate swaps we entered into in April 2004. The change in the market value of these swaps was recorded as part of interest expense with an offset to other long-term assets or liabilities.

Senior Credit Facility — Interest Rates and Fees.  Borrowings and letters of credit issued under the senior credit facility bear interest at an annual rate equal to, at our option, either (i) the London Interbank Offered Rate plus a margin as set forth in the table below; or (ii) a rate consisting of the greater of the JPMorgan Chase prime rate or the Federal Funds rate, plus a margin as set forth in the table below.

	For the Period
	3/16/2007	12/23/2008	2/23/2009
	thru	thru	thru	Beginning
	12/22/2008	2/22/2009	3/1/2009	3/2/2009

Applicable Margin over LIBOR for Revolving Loans	1.50%	3.00%	5.50%	4.50%
Applicable Margin over LIBOR for Term Loan A Loans	1.50%	3.00%	5.50%	4.50%
Applicable Margin over LIBOR for Tranche B-1 Loans	1.50%	3.00%	5.50%	5.00%
Applicable Margin for Prime-based Loans	0.50%	2.00%	4.50%	3.50%
Applicable Margin for Federal Funds based Loans	1.00%	2.50%	5.00%	4.00%
Commitment Fee	0.35%	0.50%	0.75%	0.50%

Senior Credit Facility — Other Terms and Conditions.  As described above, we are highly leveraged. Our senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA, as defined in the senior credit facility agreement), and consolidated interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined under the senior credit facility agreement) at the end of each period indicated. Failure to maintain these ratios will result in a default under our senior credit facility. The financial ratios required under the amended and restated senior credit facility and, the actual ratios we achieved for the first quarter of 2009, are as follows:

	Quarter Ended
	March 31, 2009
	Req.	Act.

Leverage Ratio (maximum)	5.50	4.72
Interest Coverage Ratio (minimum)	2.25	2.91

The financial ratios required under the senior credit facility for the remainder of 2009 and beyond are set forth below.

		Interest
	Leverage	Coverage
Period Ending	Ratio	Ratio

June 30, 2009	7.35	1.85
September 30, 2009	7.90	1.55
December 31, 2009	6.60	1.60
March 31, 2010	5.50	2.00
June 30, 2010	5.00	2.25
September 30, 2010	4.75	2.30
December 31, 2010	4.50	2.35
March 31, 2011	4.00	2.55
June 30, 2011	3.75	2.55
September 30, 2011	3.50	2.55
December 31, 2011	3.50	2.55
2012 and 2013	3.50	2.75

The senior credit facility agreement provides the ability to refinance our senior subordinated notes and/or our senior secured notes (i) in exchange for permitted financing indebtedness (as defined in the senior credit facility agreement); (ii) in exchange for shares of common stock; or (iii) in an amount equal to the sum of (iv) the net cash proceeds of equity issued after March 16, 2007, plus (v) the portion of annual excess cash flow (as defined in the senior credit facility agreement) that is not required to be applied to the payment of the credit facilities and which is not used for other purposes, provided that the amount of the subordinated notes and the aggregate amount of the senior secured notes and the subordinated notes that may be refinanced is capped based upon the pro forma consolidated leverage ratio after giving effect to such refinancing as shown in the following table:

		Senior Subordinated
		Notes and Senior
	Senior Subordinated	Secured Notes
	Notes Aggregate	Aggregate
Pro forma Consolidated Leverage Ratio	Maximum Amount	Maximum Amount
(Millions)

Greater than or equal to 3.0x	$0	$10
Greater than or equal to 2.5x	$100	$300
Less than 2.5x	$125	$375

In addition, the senior secured notes may be refinanced with (i) the net cash proceeds of incremental facilities and permitted refinancing indebtedness (as defined in the senior credit facility agreement), (ii) shares of common stock, (iii) the net cash proceeds of any new senior or subordinated unsecured indebtedness, (iv) proceeds of revolving credit loans (as defined in the senior credit facility agreement), (v) up to €200 million of unsecured indebtedness of the company’s foreign subsidiaries and (vi) cash generated by the company’s operations provided that the amount of the senior secured notes that may be refinanced is capped based upon the pro forma consolidated leverage ratio after giving effect to such refinancing as shown in the following table:

Aggregate Senior and
Subordinate Note
Pro forma Consolidated Leverage Ratio	Maximum Amount
(Millions)

Greater than or equal to 3.0x	$10
Greater than or equal to 2.5x	$300
Less than 2.5x	$375

The senior credit facility agreement also contains restrictions on our operations that are customary for similar facilities, including limitations on: (i) incurring additional liens; (ii) sale and leaseback transactions (except for the permitted transactions as described in the amended and restated agreement); (iii) liquidations and dissolutions;

(iv) incurring additional indebtedness or guarantees; (v) investments and acquisitions; (vi) dividends and share repurchases; (vii) mergers and consolidations; and (viii) refinancing of subordinated and 10 1/4 percent senior secured notes. Compliance with these requirements and restrictions is a condition for any incremental borrowings under the senior credit facility agreement and failure to meet these requirements enables the lenders to require repayment of any outstanding loans. As of March 31, 2009, we were in compliance with all the financial covenants and operational restrictions of the facility.

Our senior credit facility does not contain any terms that could accelerate payment of the facility or affect pricing under the facility as a result of a credit rating agency downgrade.

Senior Secured, Senior and Subordinated Notes.  As of March 31, 2009, our outstanding debt also includes $245 million of 10 1/4 percent senior secured notes due July 15, 2013, $250 million of 8 1/8 percent senior notes due November 15, 2015, and $500 million of 8 5/8 percent senior subordinated notes due November 15, 2014. We can redeem some or all of the notes at any time after July 15, 2008 in the case of the senior secured notes, November 15, 2009 in the case of the senior subordinated notes and November 15, 2011 in the case of the senior notes. If we sell certain of our assets or experience specified kinds of changes in control, we must offer to repurchase the notes. We are permitted to redeem up to 35 percent of the senior notes with the proceeds of certain equity offerings completed before November 15, 2010.

Our senior secured, senior and subordinated notes require that, as a condition precedent to incurring certain types of indebtedness not otherwise permitted, our consolidated fixed charge coverage ratio, as calculated on a proforma basis, be greater than 2.00. We have not incurred any of the types of indebtedness not otherwise permitted by the indentures. The indentures also contain restrictions on our operations, including limitations on: (i) incurring additional indebtedness or liens; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; (v) asset sales and (vi) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. In addition, the senior secured notes and related guarantees are secured by second priority liens, subject to specified exceptions, on all of our and our subsidiary guarantors’ assets that secure obligations under our senior credit facility, except that only a portion of the capital stock of our subsidiary guarantors’ domestic subsidiaries is provided as collateral and no assets or capital stock of our direct or indirect foreign subsidiaries secure the notes or guarantees. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. The senior subordinated notes rank junior in right of payment to our senior credit facility and any future senior debt incurred. As of March 31, 2009, we were in compliance with the covenants and restrictions of these indentures.

Accounts Receivable Securitization.  In addition to our senior credit facility, senior secured notes, senior notes and senior subordinated notes, we also sell some of our accounts receivable on a nonrecourse basis in North America and Europe. In North America, we have an accounts receivable securitization program with two commercial banks. We sell original equipment and aftermarket receivables on a daily basis under this program. We had sold accounts receivable under this program of $62 million and $99 million at March 31, 2009 and 2008, respectively. This program is subject to cancellation prior to its maturity date if we (i) fail to pay interest or principal payments on an amount of indebtedness exceeding $50 million, (ii) default on the financial covenant ratios under the senior credit facility, or (iii) fail to maintain certain financial ratios in connection with the accounts receivable securitization program. In January 2009, the U.S. program was amended and extended to March 2, 2009 at a facility size of $120 million. These revisions had the affect of reducing the amount of receivables sold by approximately $10 million to $30 million compared to the terms of the previous program. On February 23, 2009 this program was renewed for 364 days to February 22, 2010 at a facility size of $100 million. As part of the renewal, the margin we pay the banks increased. In April 2009, we further amended the U.S. Securitization program by removing receivables related to General Motors and Chrysler from the program. This revision will have the affect of reducing the amount of receivables sold by approximately $10 million to $20 million. Removing General Motors and Chrysler from our existing securitization program will allow us to sell all or a portion of those receivables into the supplier program established by the United States Treasury Department created to support suppliers to domestic OEMs. Those receivables sold into the program will be paid in cash on or before the original due date of the amounts receivable. While the funding costs incurred by the banks are expected to be down in 2009, we estimate that the additional margin would otherwise increase the loss we record on the sale of receivables by approximately

$4 million annually. We also sell some receivables in our European operations to regional banks in Europe. At March 31, 2009, we had sold $86 million of accounts receivable in Europe up from $72 million at March 31, 2008. The arrangements to sell receivables in Europe are provided under 9 separate arrangements, by various financial institutions in each of the foreign jurisdictions. The commitments for these arrangements are generally for one year but may be cancelled with 90 day notice prior to renewal. In four instances, the arrangement provides for cancellation by financial institution at any time upon 30 days, or less, notification. If we were not able to sell receivables under either the North American or European securitization programs, our borrowings under our revolving credit agreements may increase. These accounts receivable securitization programs provide us with access to cash at costs that are generally favorable to alternative sources of financing, and allow us to reduce borrowings under our revolving credit agreements.

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

In managing our foreign currency exposures, we identify and aggregate existing offsetting positions and then hedge residual exposures through third-party derivative contracts. The following table summarizes by major currency the notional amounts, weighted-average settlement rates, and fair value for foreign currency forward purchase and sale contracts as of March 31, 2009. The fair value of our foreign currency forward contracts is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. All contracts in the following table mature in 2009.

		March 31, 2009
		Notional Amount	Weighted Average	Fair Value in
		in Foreign Currency	Settlement Rates	U.S. Dollars
		(Millions Except Settlement Rates)

Australian dollars	—Purchase	35	0.695	$25
	—Sell	(7)	0.695	(5)
British pounds	—Purchase	25	1.435	36
	—Sell	(23)	1.435	(33)
European euro	—Purchase	—	—	—
	—Sell	(17)	1.330	(22)
South African rand	—Purchase	392	0.105	41
	—Sell	(102)	0.105	(11)
U.S. dollars	—Purchase	15	1.004	15
	—Sell	(56)	1.003	(56)
Other	—Purchase	868	0.015	12
	—Sell	(1)	0.793	(1)

				$1

Interest Rate Risk

Our financial instruments that are sensitive to market risk for changes in interest rates are primarily our debt securities. We use our revolving credit facilities to finance our short-term and long-term capital requirements. We pay a current market rate of interest on these borrowings. Our long-term capital requirements have been financed with long-term debt with original maturity dates ranging from five to ten years. On March 31, 2009, we had $1.011 billion in long-term debt obligations that have fixed interest rates. Of that amount, $245 million is fixed through July 2013, $500 million is fixed through November 2014, $250 million is fixed through November 2015, and the remainder is fixed from 2009 through 2025. We also have $520 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” earlier in this Management’s Discussion and Analysis.

We estimate that the fair value of our long-term debt at March 31, 2009 was about 35 percent of its book value. A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $6 million.

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

As of March 31, 2009, we were designated as a potentially responsible party in one Superfund site. Including the Superfund site, we may have the obligation to remediate current or former facilities, and we estimate our share of environmental remediation costs at these facilities to be approximately $11 million. For the Superfund site and the current and former facilities, we have established reserves that we believe are adequate for these costs. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, at the Superfund site, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund site, and of other liable parties at our current and former facilities, has been considered, where appropriate, in our determination of our estimated liability. We believe that any potential costs associated with our current status as a potentially responsible party in the Superfund site, or as a liable party at our current or former facilities, will not be material to our results of operations, financial position or cash flows.

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

In addition, we are subject to a number of lawsuits initiated by a significant number of claimants alleging health problems as a result of exposure to asbestos. A small percentage of claims have been asserted by railroad workers alleging exposure to asbestos products in railroad cars manufactured by The Pullman Company, one of our subsidiaries. Nearly all of the claims are related to alleged exposure to asbestos in our automotive emission control products. Only a small percentage of these claimants allege that they were automobile mechanics and a significant number appear to involve workers in other industries or otherwise do not include sufficient information to determine whether there is any basis for a claim against us. We believe, based on scientific and other evidence, it is unlikely that mechanics were exposed to asbestos by our former muffler products and that, in any event, they would not be at increased risk of asbestos-related disease based on their work with these products. Further, many of these cases involve numerous defendants, with the number of each in some cases exceeding 200 defendants from a variety of industries. Additionally, the plaintiffs either do not specify any, or specify the jurisdictional minimum, dollar amount for damages. As major asbestos manufacturers continue to go out of business or file for bankruptcy, we may experience an increased number of these claims. We vigorously defend ourselves against these claims as part of our ordinary course of business. In future periods, we could be subject to cash costs or non-cash charges to earnings if any of these matters is resolved unfavorably to us. To date, with respect to claims that have proceeded sufficiently through the judicial process, we have regularly achieved favorable resolution. During the first quarter of 2009, voluntary dismissals were initiated on behalf of 12 plaintiffs and are in process; we were dismissed from an additional 76 cases. Accordingly, we presently believe that these asbestos-related claims will not have a material adverse impact on our future consolidated financial condition, results of operations or cash flows.

Employee Stock Ownership Plans

We have established Employee Stock Ownership Plans for the benefit of our employees. Under the plans, subject to limitations in the Internal Revenue Code, participants may elect to defer up to 75 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. Prior to January 1, 2009, we matched in cash 50 percent of each employee’s contribution up to eight percent of the employee’s salary. We have temporarily discontinued these matching contributions to salaried and hourly U.S. employees as a result of the recent global economic downturn. We will continue to reevaluate the Company’s ability to restore the matching contribution for the U.S. employees. In connection with freezing the defined benefit pension plans for nearly all U.S. based salaried and non-union hourly employees effective December 31, 2006, and the related replacement of those defined benefit plans with defined contribution plans, we are making additional contributions to the Employee Stock Ownership Plans. These additional contributions are not affected by the temporary disruption of matching contributions discussed above. We recorded expense for these contributions of approximately $2 million and $4 million for the three months ended March 31, 2009 and 2008, respectively. Matching contributions vest immediately. Defined benefit replacement contributions fully vest on the employee’s third anniversary of employment.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A.	RISK FACTORS

We are exposed to certain risks and uncertainties that could have a material adverse impact on our business, financial condition and operating results. There have been no material changes to the Risk Factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) Not applicable.

(c) Purchase of equity securities by the issuer and affiliated purchasers.  The following table provides information relating to our purchase of shares of our common stock in the first quarter of 2009. All of these purchases reflect shares withheld upon vesting of restricted stock, to satisfy statutory minimum tax withholding obligations.

	Total Number of	Average
Period	Shares Purchased	Price Paid

January 2009	63,092	$2.22
February 2009	—	$—
March 2009	1,153	$1.76

Total	64,245	$2.21

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
Kenneth R. Trammell
Executive Vice President and Chief
Financial Officer

Dated: May 7, 2009

INDEX TO EXHIBITS
TO
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2009

Exhibit
Number			Description

*12		—	Computation of Ratio of Earnings to Fixed Charges.
*15		—	Letter of Deloitte and Touche LLP regarding interim financial information.
*31	.1	—	Certification of Gregg M. Sherrill under Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	—	Certification of Kenneth R. Trammell under Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	—	Certification of Gregg M. Sherrill and Kenneth R. Trammell under Section 906 of the Sarbanes-Oxley Act of 2002.
*10	.1	—	Amendment No. 11, dated April 29, 2009, to Second Amended and Restated Receivables Purchase Agreement, dated as of May 4, 2005, among the Registrant, as Servicer, Tenneco Automotive RSA Company, as Seller, Jupiter Securitization Corporation and Liberty Street Funding Corp., as Conduits, The Bank of Nova Scotia JP Morgan Chase Bank, N.A. and the Committed Purchasers from time to time party thereto.

*	Filed herewith.