Form 10-Q
period 2009-06-30
TENNECO INC
filed 2009-08-06
CIK 1024725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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

Common Stock, par value $0.01 per share: 47,282,669 shares outstanding as of July 31, 2009.

Page

Part I — Financial Information
Item 1. Financial Statements (Unaudited)	4
Tenneco Inc. and Consolidated Subsidiaries —
Report of Independent Registered Public Accounting Firm	4
Condensed Consolidated Statements of Income (Loss)	5
Condensed Consolidated Balance Sheets	6
Condensed Consolidated Statements of Cash Flows	7
Condensed Consolidated Statements of Changes in Shareholders’ Equity	8
Condensed Consolidated Statements of Comprehensive Income (Loss)	9
Notes to Condensed Consolidated Financial Statements	11
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	41
Item 3. Quantitative and Qualitative Disclosures About Market Risk	67
Item 4. Controls and Procedures	68
Part II — Other Information
Item 1. Legal Proceedings	*
Item 1A. Risk Factors	69
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	69
Item 3. Defaults Upon Senior Securities	*
Item 4. Submission of Matters to a Vote of Security Holders	69
Item 5. Other Information	*
Item 6. Exhibits
EX-10.1
EX-10.2
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

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR”
PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, our prospects and business strategies. These forward-looking statements are included in various sections of this report, including the section entitled “Outlook” appearing in Item 2 of this report. The words “may,” “will,” “believe,” “should,” “could,” “plan,” “expect,” “anticipate,” “estimate,” and similar expressions (and variations thereof), identify these forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, these expectations may not prove to be correct. Because these forward-looking statements are also subject to risks and uncertainties, actual results may differ materially from the expectations expressed in the forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include:

•	general economic, business and market conditions, including without limitation the severe financial difficulties facing a number of companies in the automotive industry as a result of the current global economic crisis, including the potential impact thereof on labor unrest, supply chain disruptions, weakness in demand and the collectibility of any accounts receivable due to us from such companies;

•	our ability to access the capital or credit markets and the cost of capital, including the recent global financial and liquidity crisis, changes in interest rates, market perceptions of the sector in which we operate or ratings of our securities;

•	the recent volatility in the credit markets, the losses which may be sustained by our lenders due to their lending and other financial relationships and the general instability of financial institutions due to a weakened economy;

•	changes in consumer demand, prices and our ability to have our products included on top selling vehicles, such as the significant shift in consumer preferences from light trucks, which tend to be higher margin products for our customers and us, to other vehicles in light of higher fuel cost and the impact of the current global economic crisis, and other factors impacting the cyclicality of automotive production and sales of automobiles which include our products, and the potential negative impact on our revenues and margins from such products;

•	changes in automotive manufacturers’ production rates and their actual and forecasted requirements for our products, such as the recent and significant production cuts by automotive manufacturers in response to difficult economic conditions;

•	the overall highly competitive nature of the automotive parts industry, and our resultant inability to realize the sales represented by our awarded book of business (which is based on anticipated pricing for the applicable program over its life, and is subject to increases or decreases due to changes in customer requirements, customer and consumer preferences, and the number of vehicles actually produced by customers);

•	the loss of any of our large original equipment manufacturer (“OEM”) customers (on whom we depend for a substantial portion of our revenues), or the loss of market shares by these customers if we are unable to achieve increased sales to other OEMs;

•	labor disruptions at our facilities or any labor or other economic disruptions at any of our significant customers or suppliers or any of our customers’ other suppliers (such as the 2008 strike at American Axle, which disrupted our supply of products for significant General Motors platforms);

•	increases in the costs of raw materials, including our ability to successfully reduce the impact of any such cost increases through materials substitutions, cost reduction initiatives, low cost country sourcing, and price recovery efforts with aftermarket and OE customers;

•	the cyclical nature of the global vehicle industry, including the performance of the global aftermarket sector and the longer product lives of automobile parts;

•	our continued success in cost reduction and cash management programs and our ability to execute restructuring and other cost reduction plans and to realize anticipated benefits from these plans;

•	costs related to product warranties;

•	the impact of consolidation among automotive parts suppliers and customers on our ability to compete;

•	operating hazards associated with our business;

•	changes in distribution channels or competitive conditions in the markets and countries where we operate, including the impact of changes in distribution channels for aftermarket products on our ability to increase or maintain aftermarket sales;

•	the negative impact of higher fuel prices and overall market weakness on discretionary purchases of aftermarket products by consumers;

•	the cost and outcome of existing and any future legal proceedings;

•	economic, exchange rate and political conditions in the foreign countries where we operate or sell our products;

•	customer acceptance of new products;

•	new technologies that reduce the demand for certain of our products or otherwise render them obsolete;

•	our ability to realize our business strategy of improving operating performance;

•	our inability to successfully integrate any acquisitions that we complete;

•	changes by the Financial Accounting Standards Board or the Securities and Exchange Commission of authoritative generally accepted accounting principles or policies;

•	changes in accounting estimates and assumptions, including changes based on additional information;

•	potential legislation, regulatory changes and other governmental actions, including the ability to receive regulatory approvals and the timing of such approvals;

•	the impact of changes in and compliance with laws and regulations, including environmental laws and regulations, environmental liabilities in excess of the amount reserved and the adoption of the current mandated timelines for worldwide emission regulation;

•	the potential impairment in the carrying value of our long-lived assets and goodwill or our deferred tax assets;

•	potential volatility in our effective tax rate;

•	acts of war and/or terrorism, including, but not limited to, the events taking place in the Middle East, the current military action in Iraq and Afghanistan, and the current situation in North Korea, as well as actions taken or to be taken by the United States and other governments as a result of further acts or threats of terrorism, and the impact of these acts on economic, financial and social conditions in the countries where we operate; and

•	the timing and occurrence (or non-occurrence) of other transactions, events and circumstances which may be beyond our control.

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

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Tenneco Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Tenneco Inc. and consolidated subsidiaries (the “Company”) as of June 30, 2009, and the related condensed consolidated statements of income (loss), cash flows, comprehensive income (loss) for the three-month and six-month periods ended June 30, 2009 and 2008, and of changes in shareholders’ equity for the six-month periods ended June 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Tenneco Inc. and subsidiaries as of December 31, 2008, and the related consolidated statements of income (loss), cash flows, changes in shareholders’ equity, and comprehensive income (loss) and financial statement schedule for the year then ended prior to retrospective adjustment for the adoption of FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, (not presented herein); and in our report dated February 27, 2009, we expressed an unqualified opinion on those consolidated financial statements and financial statement schedule. We also audited the adjustments described in Note 1 that were applied to retrospectively adjust the December 31, 2008 consolidated balance sheet of the Company (not presented herein). In our opinion, such adjustments are appropriate and have been properly applied to the previously issued consolidated balance sheet in deriving the accompanying retrospectively adjusted condensed consolidated balance sheet as of December 31, 2008.

DELOITTE & TOUCHE LLP

Chicago, Illinois
August 6, 2009

TENNECO INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(Millions Except Share and Per Share Amounts)

Revenues
Net sales and operating revenues	$1,106	$1,651	$2,073	$3,211

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	913	1,383	1,740	2,709
Engineering, research, and development	24	34	45	70
Selling, general, and administrative	88	102	166	207
Depreciation and amortization of other intangibles	55	57	107	112

	1,080	1,576	2,058	3,098

Other income (expense)
Loss on sale of receivables	(2)	(2)	(4)	(4)
Other income (expense)	(7)	2	(7)	5

	(9)	—	(11)	1

Income before interest expense, income taxes, and noncontrolling interests	17	75	4	114
Interest expense (net of interest capitalized of $1 million for each of the three months ended June 30, 2009 and 2008, and $2 million and $3 million for the six months ended June 30, 2009 and 2008, respectively)	35	33	66	58
Income tax expense	11	27	14	32

Net income (loss)	(29)	15	(76)	24

Less: Net income attributable to noncontrolling interests	4	2	6	5

Net income (loss) attributable to Tenneco Inc.	$(33)	$13	$(82)	$19

Earnings (loss) per share
Weighted average shares of common stock outstanding —
Basic	46,660,573	46,404,077	46,668,343	46,320,774
Diluted	46,660,573	47,729,214	46,668,343	47,719,218
Basic earnings (loss) per share of common stock	$(0.72)	$0.26	$(1.76)	$0.40
Diluted earnings (loss) per share of common stock	$(0.72)	$0.26	$(1.76)	$0.39

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of income (loss).

TENNECO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2009	2008
	(Millions)

ASSETS
Current assets:
Cash and cash equivalents	$111	$126
Receivables —
Customer notes and accounts, net	581	529
Other	56	45
Inventories —
Finished goods	189	211
Work in process	124	143
Raw materials	96	114
Materials and supplies	43	45
Deferred income taxes	24	18
Prepayments and other	114	107

Total current assets	1,338	1,338

Other assets:
Long-term receivables, net	9	11
Goodwill	95	95
Intangibles, net	25	26
Deferred income taxes	61	88
Other	122	125

	312	345

Plant, property, and equipment, at cost	3,040	2,960
Less — Accumulated depreciation and amortization	(1,923)	(1,815)

	1,117	1,145

Total assets	$2,767	$2,828

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)	$65	$49
Trade payables	701	790
Accrued taxes	47	30
Accrued interest	23	22
Accrued liabilities	221	201
Other	41	65

Total current liabilities	1,098	1,157

Long-term debt	1,455	1,402

Deferred income taxes	33	51

Postretirement benefits	373	377

Deferred credits and other liabilities	71	61

Commitments and contingencies
Total liabilities	3,030	3,048

Redeemable noncontrolling interests	4	7

Tenneco Inc. Shareholders’ equity:
Common stock	—	—
Premium on common stock and other capital surplus	2,813	2,809
Accumulated other comprehensive loss	(279)	(318)
Retained earnings (accumulated deficit)	(2,584)	(2,502)

	(50)	(11)
Less — Shares held as treasury stock, at cost	240	240

Total Tenneco Inc. shareholders’ equity	(290)	(251)

Noncontrolling interests	23	24

Total equity	(267)	(227)

Total liabilities, redeemable noncontrolling interests and equity	$2,767	$2,828

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

TENNECO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(Millions)

Operating Activities
Net income (loss)	$(29)	$15	$(76)	$24
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities —
Depreciation and amortization of other intangibles	55	57	107	112
Deferred income taxes	(4)	(13)	(3)	(18)
Stock-based compensation	2	2	4	5
Loss on sale of assets	2	3	4	5
Changes in components of working capital —
(Increase) decrease in receivables	(3)	(61)	(57)	(148)
(Increase) decrease in inventories	33	(4)	67	(47)
(Increase) decrease in prepayments and other current assets	(4)	(22)	(5)	(39)
Increase (decrease) in payables	38	27	(36)	50
Increase (decrease) in accrued taxes	22	26	19	25
Increase (decrease) in accrued interest	(9)	(10)	1	(1)
Increase (decrease) in other current liabilities	(2)	27	(5)	16
Changes in long-term assets	4	14	6	9
Changes in long-term liabilities	6	2	1	5
Other	1	(5)	4	(4)

Net cash provided (used) by operating activities	112	58	31	(6)

Investing Activities
Proceeds from the sale of assets	—	1	2	2
Cash payments for plant, property, and equipment	(30)	(64)	(66)	(127)
Cash payments for software related intangible assets	(2)	(3)	(4)	(8)
Acquisition of business, net of cash acquired	—	(19)	1	(19)

Net cash used by investing activities	(32)	(85)	(67)	(152)

Financing Activities
Issuance of common shares	—	—	—	1
Issuance of long-term debt	—	—	2	—
Debt issuance cost of long-term debt	—	—	(8)	—
Retirement of long-term debt	(7)	—	(8)	(3)
Increase (decrease) in bank overdrafts	(11)	3	(24)	—
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	(62)	30	75	121
Distributions to noncontrolling interest partners	(10)	(2)	(10)	(4)

Net cash provided (used) by financing activities	(90)	31	27	115

Effect of foreign exchange rate changes on cash and cash equivalents	8	(1)	(6)	19

Increase (decrease) in cash and cash equivalents	(2)	3	(15)	(24)
Cash and cash equivalents, April 1 and January 1, respectively	113	161	126	188

Cash and cash equivalents, June 30 (Note)	$111	$164	$111	$164

Supplemental Cash Flow Information
Cash paid during the period for interest	$43	$39	$65	$61
Cash paid during the period for income taxes (net of refunds)	8	12	12	24
Non-cash Investing and Financing Activities
Period ended balance of payable for plant, property, and equipment	$11	$22	$11	$22

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of cash flows.

TENNECO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Six Months Ended June 30,
	2009		2008
	Shares	Amount	Shares	Amount
	(Millions Except Share Amounts)

Tenneco Inc. Shareholders:
Common Stock
Balance January 1	48,314,490	$—	47,892,532	$—
Issued pursuant to benefit plans	289,189	—	233,315	—
Stock options exercised	41,460	—	84,409	—

Balance June 30	48,645,139	—	48,210,256	—

Premium on Common Stock and Other Capital Surplus
Balance January 1		2,809		2,800
Premium on common stock issued pursuant to benefit plans		4		5

Balance June 30		2,813		2,805

Accumulated Other Comprehensive Loss
Balance January 1		(318)		(73)
Other comprehensive income (loss)		39		66

Balance June 30		(279)		(7)

Retained Earnings (Accumulated Deficit)
Balance January 1		(2,502)		(2,087)
Net income (loss) attributable to Tenneco Inc.		(82)		19

Balance June 30		(2,584)		(2,068)

Less — Common Stock Held as Treasury Stock, at Cost
Balance January 1 and June 30	1,294,692	240	1,294,692	240

Total Tenneco Inc. shareholders’ equity		$(290)		$490

Noncontrolling Interests:
Balance January 1		$24		$25
Net income attributable to noncontrolling interests		4		4
Dividend declared		(5)		(3)

Balance June 30		$23		$26

Total equity		$(267)		$516

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of changes in shareholders’ equity.

TENNECO INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30, 2009
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated		Accumulated		Accumulated
	Other		Other		Other
	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive
	Income	Income	Income	Income	Income	Income
	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)
	(Millions)

Net Income (Loss)		$(33)		$4		$(29)

Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance April 1	$(82)		$—		$(82)
Translation of foreign currency statements	79	79	—	—	79	79

Balance June 30	(3)		—		(3)

Additional Liability for Pension Benefits
Balance April 1 and June 30	(276)		—		(276)

Balance June 30	$(279)		$—		$(279)

Other Comprehensive Income (Loss)		79		—		79

Comprehensive Income (Loss)		$46		$4		$50

	Three Months Ended June 30, 2008
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated		Accumulated		Accumulated
	Other		Other		Other
	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive
	Income	Income	Income	Income	Income	Income
	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)
	(Millions)

Net Income (Loss)		$13		$2		$15

Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance April 1	$139		$—		$139
Translation of foreign currency statements	12	12	—	—	12	12

Balance June 30	151		—		151

Additional Liability for Pension Benefits
Balance April 1 and June 30	(158)		—		(158)

Balance June 30	$(7)		$—		$(7)

Other Comprehensive Income (Loss)		12		—		12

Comprehensive Income (Loss)		$25		$2		$27

	Six Months Ended June 30, 2009
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated		Accumulated		Accumulated
	Other		Other		Other
	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive
	Income	Income	Income	Income	Income	Income
	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)
	(Millions)

Net Income (Loss)		$(82)		$6		$(76)

Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$(42)		$—		$(42)
Translation of foreign currency statements	39	39	—	—	39	39

Balance June 30	(3)		—		(3)

Additional Liability for Pension Benefits
Balance January 1 and June 30	(276)		—		(276)

Balance June 30	$(279)		$—		$(279)

Other Comprehensive Income (Loss)		39		—		39

Comprehensive Income (Loss)		$(43)		$6		$(37)

	Six Months Ended June 30, 2008
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated		Accumulated		Accumulated
	Other		Other		Other
	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive
	Income	Income	Income	Income	Income	Income
	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)
	(Millions)

Net Income (Loss)		$19		$5		$24

Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$85		$—		$85
Translation of foreign currency statements	66	66	—	—	66	66

Balance June 30	151		—		151

Additional Liability for Pension Benefits
Balance January 1 and June 30	(158)		—		(158)

Balance June 30	$(7)		$—		$(7)

Other Comprehensive Income (Loss)		66		—		66

Comprehensive Income (Loss)		$85		$5		$90

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of comprehensive income (loss).

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

Our condensed consolidated financial statements include all majority-owned subsidiaries. We carry investments in 20 percent to 50 percent owned companies as an equity method investment, at cost plus equity in undistributed earnings since the date of acquisition and cumulative translation adjustments. We have eliminated all intercompany transactions. We have evaluated all subsequent events through August 6, 2009, the date the financial statements were issued.

Certain reclassifications have been made to the prior period cash flow statements to conform to the current year presentation. We have reclassified $(16) million and $(19) million from the line item other operating activities for the three months and six months ended June 30, 2008, respectively, into two new line items, change in long-term assets and change in long-term liabilities to provide additional details on our cash flow statement. We have also reclassified $1 million and $5 million from the line item increase (decrease) in payables and $1 million and $1 million from the line item increase (decrease) in other current liabilities to the line item other operating activities for the three months and six months ended June 30, 2008, respectively to classify currency movement with the related line items. We have also reclassified several amounts within the operating section of the cash flow statement, none of which were significant, to conform to the current year presentation. Additionally, we have reclassified $3 million for the three months ended June 30, 2008, from the line item increase (decrease) in payables in the operating section of the cash flow to a new line item increase (decrease) in bank overdrafts in the financing section. The increase (decrease) in bank overdrafts for the six months ended June 30, 2008 was less than $1 million.

On January 1, 2009, we adopted Statement of Financial Accounting Standards (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS No. 160) which required us to reclassify retrospectively for all periods presented, noncontrolling ownership interests (formerly called minority interests) from the mezzanine section of the balance sheet between liabilities and equity to the equity section of the balance sheet, and to change our presentation of net income (loss) in the condensed consolidated statements of cash flows to include the portion of net income (loss) attributable to noncontrolling ownership interests. We have also expanded our financial statement presentation and disclosure of noncontrolling ownership interests on our condensed consolidated statements of income (loss), condensed consolidated statements of comprehensive income (loss) and condensed consolidated statements of changes in shareholders’ equity in accordance with the new SFAS No. 160 disclosure requirements.

We are subject to the requirements of EITF Topic No. D-98, “Classification and Measurement of Redeemable Securities” (“EITF D-98”), which interprets Rule 5-02.28 of Regulation S-X. Rule 5-02.28 requires shares whose redemption are outside of the control of the issuer to be classified outside of permanent equity. We have noncontrolling interests in three joint ventures with redemption features that could require us to purchase the noncontrolling interest at fair value in the event of a change in control of Tenneco Inc. Additionally, a noncontrolling interest in a third joint venture requires us to purchase the noncontrolling interest at fair value in the event of default or under certain other circumstances. We do not believe that it is probable that the redemption features in any of these joint venture agreements will be triggered. However, the redemption of these shares is not solely within our control. Accordingly, the related noncontrolling interests are presented as “Redeemable noncontrolling interests” in the mezzanine section of our condensed consolidated balance sheets in accordance with

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

EITF D-98. EITF D-98 does not impact the accounting for noncontrolling interests on our condensed consolidated statements of net income (loss).

(2) In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157 “Fair Value Measurement” (SFAS No. 157) which was effective for financial statements issued for fiscal years beginning after November 15, 2007. We have adopted the measurement and disclosure provisions of SFAS No. 157 relating to our financial assets and liabilities which are measured on a recurring basis starting on January 1, 2008. On January 1, 2009, we adopted the measurement and disclosure provision of SFAS No. 157 relating to our non-recurring nonfinancial assets and liabilities. The adoption of SFAS No. 157 did not have a material impact on our fair value measurements. SFAS No. 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal most advantageous market for the asset or liability in an orderly transaction between market participants. SFAS No. 157 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into the following levels:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

Level 3 — Unobservable inputs based on our own assumptions.

The fair value of our recurring financial assets and liabilities at June 30, 2009 are as follows:

	Level 1	Level 2	Level 3
	(Millions)

Financial Assets:
Foreign exchange forward contracts	n/a	$3	n/a

Foreign exchange forward contracts — We use foreign exchange forward purchase and sales contracts with terms of less than one year to hedge our exposure to changes in foreign currency exchange rates. Our primary exposure to changes in foreign currency rates results from intercompany loans made between affiliates to minimize the need for borrowings from third parties. Additionally, we enter into foreign currency forward purchase and sale contracts to mitigate our exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables. We do not enter into derivative financial instruments for speculative purposes. The fair value of our foreign exchange forward contracts is based on a model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. We have not designated our foreign exchange forward contracts as hedging instruments under FASB Statement No. 133, “Derivative Instruments and Hedging Activities.” Accordingly, the change in fair value of these foreign exchange forward contracts is recorded as part of currency gains (losses) within cost of sales in the condensed consolidated statements of income (loss). The fair value of foreign exchange forward contracts are recorded in prepayments and other current assets or other current liabilities in the condensed consolidated balance sheet. The fair value of our foreign exchange forward contracts, presented on a gross basis by derivative contract at June 30, 2009 was as follows:

	Fair Value of Derivative Instruments
	Asset	Liability
	Derivatives	Derivatives	Total

Foreign exchange forward contracts	$4	$1	$3

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table summarizes by major currency the notional amounts, weighted-average settlement rates, and fair value for foreign currency forward purchase and sale contracts as of June 30, 2009:

		Notional Amount	Weighted Average	Fair Value in
		in Foreign Currency	Settlement Rates	U.S. Dollars
		(Millions Except Settlement Rates)

Australian dollars	—Purchase	37	0.806	$30
	—Sell	(3)	0.806	(3)
British pounds	—Purchase	26	1.645	44
	—Sell	(25)	1.646	(42)
European euro	—Purchase	—	—	—
	—Sell	(25)	1.404	(35)
South African rand	—Purchase	396	0.130	51
	—Sell	(26)	0.130	(3)
U.S. dollars	—Purchase	6	1.004	6
	—Sell	(58)	1.001	(58)
Other	—Purchase	911	0.016	14
	—Sell	(1)	0.860	(1)

				$3

(3) The carrying and estimated fair values of our financial instruments by class at June 30, 2009 were as follows:

	Carrying Amount	Fair Value
	(Millions)
	Asset (Liabilities)

Long-term debt (including current maturities)	$(1,460)	$(1,232)
Instruments with off-balance sheet risk:
Foreign exchange forward contracts	3	3

Asset and Liability Instruments — The fair value of cash and cash equivalents, short and long-term receivables, accounts payable, and short-term debt was considered to be the same as or was not determined to be materially different from the carrying amount.

Long-term Debt — The fair value of our public fixed rate senior secured, senior and senior subordinated notes is based on quoted market prices. The fair value of our private borrowings under our senior credit facility and other long-term debt instruments is based on the market value of debt with similar maturities, interest rates and risk characteristics.

(4) Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions. The arrangement is secured by substantially all our domestic assets and pledges of up to 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries. As of June 30, 2009, the senior credit facility consisted of a five-year, $144 million term loan A maturing in March 2012, a five-year, $550 million revolving credit facility maturing in March 2012, and a seven-year $130 million tranche B-1 letter of credit/revolving loan facility maturing in March 2014. Our outstanding debt also includes $245 million of 10 1/4 percent senior secured notes due July 15, 2013, $250 million of 8 1/8 percent senior notes due November 15, 2015, and $500 million of 8 5/8 percent senior subordinated notes due November 15, 2014. At June 30, 2009, we had unused borrowing capacity of $333 million under our $680 million revolving credit facility with $299 million in outstanding borrowings and $48 million in letters of credit.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The term loan A facility is payable in twelve consecutive quarterly installments, commencing June 30, 2009, as follows: $6 million due each of June 30, September 30, December 31, 2009 and March 31, 2010, $15 million due each of June 30, September 30, December 31, 2010 and March 31, 2011, and $17 million due each of June 30, September 30, December 31, 2011 and March 16, 2012. Over the next twelve months we plan to repay $32 million of the senior term loan due 2012 by increasing our revolver borrowings which are classified as long-term debt. Accordingly, we have classified the $32 million repayment as long-term debt. The revolving credit facility requires that any amounts drawn be repaid by March 2012. Prior to that date, funds may be borrowed, repaid and re-borrowed under the revolving credit facility without premium or penalty. Letters of credit may be issued under the revolving credit facility.

The tranche B-1 letter of credit/revolving loan facility requires repayment by March 2014. We can borrow revolving loans and issue letters of credit under the $130 million tranche B-1 letter of credit/revolving loan facility. The tranche B-1 letter of credit/revolving loan facility is reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. There is no additional cost to us for issuing letters of credit under the tranche B-1 letter of credit/revolving loan facility, however, outstanding letters of credit reduce our availability to borrow revolving loans under this portion of the facility. We pay the tranche B-1 lenders interest equal to LIBOR plus a margin, which is offset by the return on the funds deposited with the administrative agent by the lenders which earn interest at an annual rate approximately equal to LIBOR less 25 basis points. Outstanding revolving loans reduce the funds on deposit with the administrative agent which in turn reduce the earnings of those deposits.

On February 23, 2009, in light of the challenging macroeconomic environment and auto production outlook, we amended our senior credit facility to increase the allowable consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA as defined in the senior credit facility agreement) and reduce the allowable consolidated interest coverage ratio (consolidated EBITDA divided by consolidated interest expense as defined in the senior credit facility agreement). The financial ratios required under the senior credit facility for 2009 and beyond are set forth below. As of June 30, 2009, we were in compliance with all the financial covenants and operational restrictions of the senior credit facility.

		Interest
	Leverage	Coverage
Period Ending	Ratio	Ratio

March 31, 2009	5.50	2.25
June 30, 2009	7.35	1.85
September 30, 2009	7.90	1.55
December 31, 2009	6.60	1.60
March 31, 2010	5.50	2.00
June 30, 2010	5.00	2.25
September 30, 2010	4.75	2.30
December 31, 2010	4.50	2.35
March 31, 2011	4.00	2.55
June 30, 2011	3.75	2.55
September 30, 2011	3.50	2.55
December 31, 2011	3.50	2.55
Each quarter thereafter	3.50	2.75

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

On December 24, 2008, we amended our senior secured credit facility to increase the margin we pay on the borrowings from 1.50% to 3.00% on revolver loans, term loan A and tranche B-1 loans, from 0.50% to 2.00% on prime-based loans, from 1.00% to 2.50% on federal funds based loans and from 0.35% to 0.50% on the commitment fee associated with the facility. In addition, we agreed to pay each consenting lender a fee. The lender fee plus amendment costs were approximately $3 million.

In December 2008, we terminated the fixed-to-floating interest rate swaps we entered into in April 2004. The change in the market value of these swaps was recorded as part of interest expense with an offset to other long-term assets or liabilities.

(5) In accordance with SFAS No. 109 “Accounting for Income Taxes” (SFAS No. 109), we evaluate our deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. SFAS No. 109 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. This assessment considers, among other matters, the nature, frequency and amount of recent losses, the duration of statutory carryforward periods, and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified.

Valuation allowances have been established for deferred tax assets based on a “more likely than not” threshold. The ability to realize deferred tax assets depends on our ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each tax jurisdiction. We have considered the following possible sources of taxable income when assessing the realization of our deferred tax assets:

•	Future reversals of existing taxable temporary differences;

•	Taxable income or loss, based on recent results, exclusive of reversing temporary differences and carryforwards; and

•	Tax-planning strategies.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In 2008, we recorded tax expense of $289 million primarily related to establishing a valuation allowance against our net deferred tax assets in the U.S. During the first six months of 2009, we recorded an additional valuation allowance of $19 million primarily related to U.S. tax benefits recorded on first six months 2009 U.S. losses. In the U.S., we utilize the results from 2008 and a projection of our results for 2009 as a measure of the cumulative losses in recent years. Accounting standards do not permit us to give any consideration to a likely economic recovery in the U.S. or the recent new business we have won particularly in the commercial vehicle segment in evaluating the requirement to record a valuation allowance. Consequently, we concluded that our ability to fully utilize our NOLs was limited due to projecting the current negative economic environment into the future and the impact of the current negative operating environment on our tax planning strategies. As a result of tax planning strategies which have not yet been implemented but which we plan to implement and which do not depend upon generating future taxable income, we continue to carry deferred tax assets in the U.S. of $70 million relating to the expected utilization of those NOLs. The federal NOL expires beginning in 2020 through 2028. The state NOLs expire in various years through 2028.

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

(6) We have an agreement to sell an interest in some of our U.S. trade accounts receivable to a third party. Receivables become eligible for the program on a daily basis, at which time the receivables are sold to the third party without recourse, net of a discount, through a wholly-owned subsidiary. Under this agreement, as well as individual agreements with third parties in Europe, we have sold accounts receivable of $172 million and $216 million at June 30, 2009 and 2008, respectively. We recognized a loss of $2 million for each of the three month periods ended June 30, 2009 and 2008 and $4 million for each of the six month periods ended June 30, 2009 and 2008 on these sales of trade accounts, representing the discount from book values at which these receivables were sold to the third party. The discount rate varies based on funding cost incurred by the third party, which has averaged approximately five percent during 2009. In the U.S. securitization program, we retain ownership of the remaining interest in the pool of receivables not sold to the third party. The retained interest represents a credit enhancement for the program. We record the retained interest based upon the amount we expect to collect from our customers, which approximates book value.

In January 2009, the U.S. securitization program was amended and extended to March 2, 2009 at a facility size of $120 million. These revisions had the affect of reducing the amount of receivables sold by approximately $10 million to $30 million compared to the terms of the previous program. On February 23, 2009, this program was extended for 364 days to February 22, 2010 at a facility size of $100 million. In April 2009, we further amended the U.S. securitization program by removing receivables related to General Motors Corporation and Chrysler LLC from the program. The program was further amended in June 2009 to include receivables from Chrysler Group LLC and in July 2009 to include receivables from General Motors Company.

Removing General Motors Corporation and Chrysler LLC from our existing securitization program allowed us to sell all or a portion of those receivables into the supplier program established by the United States Treasury Department created to support suppliers to domestic OEMs. Those receivables sold into the program are paid in cash on the original due date of the accounts receivable. We elected to end our participation in the U.S. Treasury program in July. As of June 30, 2009, we sold $23 million into the program and recorded a loss of less than $1 million.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(7) Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. In the fourth quarter of 2001, our Board of Directors approved a restructuring plan, a project known as Project Genesis, which was designed to lower our fixed costs, relocate capacity, reduce our work force, improve efficiency and utilization, and better optimize our global footprint. We have subsequently engaged in various other restructuring projects related to Project Genesis. We incurred $40 million in restructuring and related costs during 2008, of which $17 million was recorded in cost of sales and $23 million was recorded in selling, general, administrative and engineering expense. In the second quarter of 2009, we incurred $3 million in restructuring and related costs, of which $1 million was recorded in cost of sales, $1 million was recorded in selling, general, administrative and engineering expense and $1 million was recorded in depreciation and amortization expense. In the first half of 2009, we incurred $6 million in restructuring and related costs, of which $3 million was recorded in cost of sales, $1 million was recorded in selling, general, administrative and engineering expense and $2 million was recorded in depreciation and amortization expense.

Under the terms of our amended and restated senior credit agreement that took effect on February 23, 2009, we are allowed to exclude $40 million of cash charges and expenses, before taxes, related to cost reduction initiatives incurred after February 23, 2009 from the calculation of the financial covenant ratios required under our senior credit facility. As of June 30, 2009, we have excluded $4 million in allowable charges relating to restructuring initiatives against the $40 million available under the terms of the February 2009 amended and restated senior credit facility.

On January 13, 2009, we announced that we will postpone closing an original equipment ride control plant in the United States as part of our current global restructuring program. We still expect, as announced in October 2008, the elimination of 1,100 positions and estimate that we will record up to $31 million in charges, of which approximately $25 million represents cash expenditures, in connection with the restructuring program announced in the fourth quarter of 2008. We recorded $24 million of these charges in 2008, $3 million in each of the first and second quarters of 2009 and expect to record the remaining $1 million during the rest of 2009.

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

As of June 30, 2009, we have the obligation to remediate or contribute towards the remediation of certain sites, including two existing Superfund sites. At June 30, our estimated share of environmental remediation costs at these sites was approximately $17 million. Based on information known to us, we have established reserves that we believe are adequate for these costs. Although we believe these estimates of remediation costs are reasonable and are based on the latest available information, the costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute towards the remediation costs. In addition, certain environmental statutes provide that our liability could

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at these sites has been considered, where appropriate, in our determination of our estimated liability.

The $17 million noted above includes $5 million of estimated environmental remediation costs that result from the recent bankruptcy of Mark IV Industries. Prior to our acquisition of The Pullman Company, Pullman had sold certain assets to Mark IV. As partial consideration for the purchase of these assets, Mark IV agreed to assume Pullman’s and its subsidiaries’ historical obligations to contribute towards the environmental remediation of certain sites. Mark IV recently filed a petition for insolvency under Chapter 11 of the United States Bankruptcy Code and notified Pullman that it no longer intends to continue to contribute toward the remediation of those sites. We are conducting a thorough analysis and review of these matters and it is possible that our estimate may change as additional information becomes available to us.

We do not believe that any potential costs associated with our current status as a potentially responsible party in the Superfund site, or as a liable party at the other locations referenced herein, will be material to our consolidated results of operations, financial position or cash flows.

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

In addition, we are subject to a number of lawsuits initiated by a significant number of claimants alleging health problems as a result of exposure to asbestos. A small percentage of claims have been asserted by railroad workers alleging exposure to asbestos products in railroad cars manufactured by The Pullman Company, one of our subsidiaries. Nearly all of the claims are related to alleged exposure to asbestos in our automotive emission control products. Only a small percentage of these claimants allege that they were automobile mechanics and a significant number appear to involve workers in other industries or otherwise do not include sufficient information to determine whether there is any basis for a claim against us. We believe, based on scientific and other evidence, it is unlikely that mechanics were exposed to asbestos by our former muffler products and that, in any event, they would not be at increased risk of asbestos-related disease based on their work with these products. Further, many of these cases involve numerous defendants, with the number of each in some cases exceeding 100 defendants from a variety of industries. Additionally, the plaintiffs either do not specify any, or specify the jurisdictional minimum, dollar amount for damages. As major asbestos manufacturers continue to go out of business or file for bankruptcy, we may experience an increased number of these claims. We vigorously defend ourselves against these claims as part of our ordinary course of business. In future periods, we could be subject to cash costs or non-cash charges to earnings if any of these matters is resolved unfavorably to us. To date, with respect to claims that have proceeded sufficiently through the judicial process, we have regularly achieved favorable resolution. During the first six months of 2009, dismissals were initiated on behalf of 6 plaintiffs and are in process; we were dismissed from an additional 697

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

cases. Accordingly, we presently believe that these asbestos-related claims will not have a material adverse impact on our future consolidated financial condition, results of operations or cash flows.

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

Below is a table that shows the activity in the warranty accrual accounts:

	Six Months
	Ended June 30,
	2009	2008
	(Millions)

Beginning Balance January 1,	$27	$25
Accruals related to product warranties	7	8
Reductions for payments made	(6)	(6)

Ending Balance June 30,	$28	$27

(9) Earnings (loss) per share of common stock outstanding were computed as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(Millions Except Share and Per Share Amounts)

Basic earnings (loss) per share —
Net income (loss) attributable to Tenneco Inc.	$(33)	$13	$(82)	$19

Average shares of common stock outstanding	46,660,573	46,404,077	46,668,343	46,320,774

Earnings (loss) per average share of common stock	$(0.72)	$0.26	$(1.76)	$0.40

Diluted earnings (loss) per share —
Net income (loss) attributable to Tenneco Inc.	$(33)	$13	$(82)	$19

Average shares of common stock outstanding	46,660,573	46,404,077	46,668,343	46,320,774
Effect of dilutive securities:
Restricted stock	—	42,862	—	93,229
Stock options	—	1,282,275	—	1,305,215

Average shares of common stock outstanding including dilutive securities	46,660,573	47,729,214	46,668,343	47,719,218

Earnings (loss) per average share of common stock	$(0.72)	$0.26	$(1.76)	$0.39

As a result of the net loss for the three months and six months ended June 30, 2009, the calculation of diluted loss per share does not include the dilutive effect of 698,919 stock options for the three month period, and 397,078

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

stock options for the six month period. In addition, for the three month periods ended June 30, 2009 and 2008, options to purchase 3,079,921 and 2,019,993 shares of common stock and 651,291 and 592,212 shares of restricted stock were outstanding, respectively, but not included in the computation of diluted earnings (loss) per share because the options were anti-dilutive. For the six month periods ended June 30, 2009 and 2008, options to purchase 3,381,762 and 1,997,053 shares of common stock and 651,291 and 541,845 shares of restricted stock were outstanding, respectively, but not included in the computation of diluted earnings (loss) per share as they were anti-dilutive.

(10) Equity Plans — Tenneco has granted a variety of awards, including common stock, restricted stock, performance units, stock equivalent units, stock appreciation rights (“SARs”), and stock options to our directors, officers, employees and consultants.

On May 13, 2009, our stockholders approved an amendment to the Tenneco Inc. 2006 Long-Term Incentive Plan to increase the shares of common stock available thereunder by 2.3 million. Each share underlying an award generally counts as one share against the total plan availability. Each share underlying a full value award (e.g. restricted stock), however, counts as 1.25 shares against the total plan availability.

Accounting Methods — The impact of recognizing compensation expense related to nonqualified stock options is contained in the table below.

	Six Months
	Ended June 30,
	2009	2008
	(Millions)

Selling, general and administrative	$2	$2

Loss before interest expense, income taxes and noncontrolling interests	(2)	(2)
Income tax benefit	—	1

Net loss	$(2)	$(1)

Decrease in basic earnings per share	$(0.03)	$(0.03)
Decrease in diluted earnings per share	$(0.03)	$(0.03)

We immediately expense stock options awarded to employees who are eligible to retire. When employees become eligible to retire during the vesting period, we accelerate the expense associated with their stock options.

As of June 30, 2009, there was approximately $4 million of unrecognized compensation costs related to these stock-based awards that we expect to recognize over a weighted average period of 1.4 years.

Compensation expense for restricted stock, long-term performance units and SARs, was approximately $3 million and $2 million, for the six months ended June 30, 2009 and 2008, respectively, and was recorded in selling, general, and administrative expense on the statement of income (loss).

Cash received from stock option exercises during the six months ended June 30, 2009 was less than $1 million. Stock option exercises during the first six months of 2009 would have generated an excess tax benefit of less than $1 million. Pursuant to footnote 82 of SFAS No. 123(R), this benefit would not have been recorded as we have federal and state net operating losses which are not currently being utilized.

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

	Six Months
	Ended June 30,
	2009	2008

Stock Options Granted
Weighted average grant date fair value, per share	$1.31	$8.08
Weighted average assumptions used:
Expected volatility	82.6%	37.7%
Expected lives	4.5	4.1
Risk-free interest rates	1.5%	2.8%
Dividends yields	0.0%	0.0%

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

Stock Options — The following table reflects the status and activity for all options to purchase common stock for the period indicated:

	Six Months Ended June 30, 2009
			Weighted Avg.
	Shares	Weighted Avg.	Remaining	Aggregate
	Under	Exercise	Life in	Intrinsic
	Option	Prices	Years	Value
	(Millions)

Outstanding Stock Options
Outstanding, January 1, 2009	3,149,376	$15.16	4.1	$1
Granted	697,600	1.99
Cancelled	—	—
Forfeited	(12,994)	19.41
Exercised	—	—		$—

Outstanding, March 31, 2009	3,833,982	$12.75	5.0	$—
Granted	12,159	6.61
Cancelled	—	—
Forfeited	(25,841)	26.31
Exercised	(41,460)	2.29		$—

Outstanding, June 30, 2009	3,778,840	$12.75	4.7	$5

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Restricted Stock — The following table reflects the status for all nonvested restricted shares for the period indicated:

	Six Months Ended
	June 30, 2009
		Weighted Avg.
		Grant Date
	Shares	Fair Value

Nonvested Restricted Shares
Nonvested balance at January 1, 2009	435,468	$24.58
Granted	434,735	1.96
Vested	(204,965)	24.17
Forfeited	—	—

Nonvested balance at March 31, 2009	665,238	$9.92
Granted	5,622	6.61
Vested	(19,569)	12.75
Forfeited	—	—

Nonvested balance at June 30, 2009	651,291	$9.81

The fair value of restricted stock grants is equal to the average market price of our stock at the date of grant. As of June 30, 2009, approximately $4 million of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of approximately 1.4 years.

Long-Term Performance Units and SARs — Long-term performance units and SARs are paid in cash and recognized as a liability based upon their fair value. As of June 30, 2009, $1 million of total unrecognized compensation costs is expected to be recognized over the weighted-average period of approximately 1.4 years.

(11) Net periodic pension costs (income) and postretirement benefit costs (income) consist of the following components:

	Three Months Ended June 30,
	Pension				Postretirement
	2009		2008		2009	2008
	US	Foreign	US	Foreign	US	US
	(Millions)

Service cost — benefits earned during the period	$1	$1	$1	$2	$—	$—
Interest cost	5	4	5	4	2	3
Expected return on plan assets	(6)	(5)	(5)	(6)	—	—
Settlement loss	1	—	—	—	—	—
Net amortization:
Actuarial loss	—	—	—	1	2	2
Prior service cost	—	1	—	1	(2)	(2)

Net pension and postretirement costs	$1	$1	$1	$2	$2	$3

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Six Months Ended June 30,
	Pension				Postretirement
	2009		2008		2009	2008
	US	Foreign	US	Foreign	US	US
	(Millions)

Service cost — benefits earned during the period	$1	$2	$1	$4	$—	$1
Interest cost	10	8	10	8	4	5
Expected return on plan assets	(11)	(9)	(11)	(11)	—	—
Settlement loss	2	—	—	—	—	—
Net amortization:
Actuarial loss	1	1	1	2	3	3
Prior service cost	—	1	—	1	(3)	(3)

Net pension and postretirement costs	$3	$3	$1	$4	$4	$6

For the six months ended June 30, 2009, we made pension contributions of approximately $6 million for our domestic pension plans and $9 million for our foreign pension plans. Based on current actuarial estimates, we believe we will be required to make approximately $12 million in contributions for the remainder of 2009.

We made postretirement contributions of approximately $5 million during the first six months of 2009. Based on current actuarial estimates, we believe we will be required to make approximately $5 million in contributions for the remainder of 2009.

The assets of some of our pension plans are invested in trusts that permit commingling of the assets of more than one employee benefit plan for investment and administrative purposes. Each of the plans participating in the trust has interests in the net assets of the underlying investment pools of the Trusts. The investments for all our pension plans are recorded at estimated fair value, in compliance with the fair value measurement requirements of SFAS No. 157.

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

(12) On September 1, 2008, we acquired the suspension business of Gruppo Marzocchi, an Italian based worldwide leader in supplying suspension technology in the two wheeler market. The consideration paid for the Marzocchi acquisition included cash of approximately $1 million, plus the assumption of Marzocchi’s net debt (debt less cash acquired) of about $5 million. The Marzocchi acquisition is accounted for as a purchase business combination with assets acquired and liabilities assumed recorded in our consolidated balance sheet as of September 1, 2008, including $8 million in goodwill as of June 30, 2009. In February 2009, we recorded an opening balance sheet adjustment of $1 million to cash, as a result of an expected post-closing purchase price settlement with Marzocchi, which resulted in a corresponding decrease to goodwill. The acquisition of the Gruppo Marzocchi suspension business includes a manufacturing facility in Bologna, Italy, associated engineering and intellectual property, the Marzocchi brand name, sales, marketing and customer service operations in the United States and Canada, and purchasing and sales operations in Taiwan. The final allocation of the purchase price is pending the fair value appraisal of the long-lived assets acquired which will be completed by the third quarter of 2009.

On May 30, 2008, we acquired from Delphi Automotive Systems LLC certain ride control assets and inventory at Delphi’s Kettering, Ohio facility for a cash payment of $19 million. We are utilizing a portion of the purchased assets in other locations to grow our OE ride control business globally. We finalized the purchase price allocation during the second quarter of 2009. Adjustments recorded to the opening balance sheet were not significant. The

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

calculated fair value of the purchased assets included Level 2 observable inputs and Level 3 unobservable inputs that utilized our own assumptions. The fair value of the inventory items was calculated at current replacement cost while the fair value of the machinery and equipment purchased was based on values existing in the used-asset market. In conjunction with the purchase agreement, we entered into an agreement to lease a portion of the Kettering facility from Delphi and we have entered into a long-term supply agreement with General Motors Corporation to continue supplying passenger car shocks and struts to General Motors from the Kettering facility. The agreement has been assumed by the new General Motors Company.

(13) In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162” (SFAS No. 168). The FASB Accounting Standards Codification is the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB. SFAS No. 162, “A Hierarchy of Generally Accepted Accounting Principles” arranged sources of GAAP in a hierarchy based on level of authority for users to apply accordingly. SFAS No. 168 amends SFAS No. 162 by stating that all content within the codification carry the same level of authority. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS No. 168 to have a material impact on our condensed consolidated financial statements and related disclosures.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS No. 167). SFAS No. 167 amends FIN 46(R), “Consolidation of Variable Interest Entities”, by changing the consolidation guidance applicable to a variable interest entity (VIE) and amending the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE by requiring a qualitative rather than quantitative analysis. SFAS No. 167 also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE and enhanced disclosures about an entity’s involvement with a VIE. SFAS No. 167 is effective for a reporting entity’s first annual reporting period that begins after November 15, 2009, and for interim and annual reporting periods thereafter. We are evaluating SFAS No. 167 to determine the effect on our condensed consolidated financial statements and related disclosures.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets-an amendment of SFAS No. 140” (SFAS No. 166). SFAS No. 166 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, by eliminating the concept of a qualifying special purpose entity (QSPE), clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale, amending and clarifying the unit of account eligible for sale accounting and requiring that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of a financial asset or group of financial assets accounted for as a sale. Additionally, all existing QSPE’s must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance. SFAS No. 166 requires additional disclosures about a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the statement of financial position. SFAS No. 166 is effective for a reporting entity’s first annual reporting period that begins after November 15, 2009, and for interim and annual reporting periods thereafter. We are evaluating SFAS No. 166 to determine the effect on our condensed consolidated financial statements and related disclosures.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165). SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for interim or annual reporting periods ending after June 15, 2009. We have incorporated the disclosure requirement of SFAS No. 165 as of June 30, 2009 within footnote 1 of our notes to condensed consolidated financial statements.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1 and APB 28-1). The objective of this FSP is to require public companies to disclose information relating to fair value of financial instruments for interim and annual reporting periods. This FSP will require additional disclosure for all financial instruments for which it is practicable to estimate fair value, including the fair value and carrying value and the significant assumptions used to estimate the fair value of these financial instruments. FSP 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009 on a prospective basis with comparative disclosures only for periods after initial adoption. We have incorporated the disclosure requirements of FSP 107-1 and APB 28-1 as of June 30, 2009 within footnote 3 of our notes to condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). This FSP provides additional guidance on determining fair value when the volume and level of activity for a level 2 or level 3 asset or liability have significantly decreased when compared with normal market activity for that asset or liability (or similar assets or liabilities). This FSP amends FAS 157 to require companies to disclose in interim and annual periods the inputs and valuation technique(s) used to measure fair value and changes in valuation techniques and related inputs if applicable. Additionally, this FSP requires disclosure of major equity and debt security types as described in paragraph 19 of SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and SFAS No. 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”, for all equity and debt securities measured at fair value even if these securities are not within the scope of SFAS No. 115. The adoption of FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 on a prospective basis with comparative disclosures only for periods after initial adoption. The adoption of FSP FAS 157-4 did not have a material impact on our condensed consolidated financial statement at June 30, 2009.

In April 2009, the FASB issued FSP FAS 141(R)-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” (FSP FAS 141(R)-1). FSP FAS 141(R)-1 expands disclosure in the reporting period in which a company recognizes as a result of a business acquisition, assets and liabilities arising from contingencies. Expanded disclosures include the amounts recognized at the acquisition date and the measurement basis applied, the nature of contingencies and for contingencies that are not recognized at the acquisition date, the disclosures required by SFAS No. 5 “Accounting for Contingencies” if the criteria for disclosure are met. FSP FAS 141(R)-1 is effective for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS 141(R)-1 did not have a material impact to our condensed consolidated financial statements.

In December 2008, the FASB issued FSP FAS 132(R)-1 “Employers’ Disclosure about Postretirement Benefit Plan Assets (FSP FAS 132(R)-1)”. FSP FAS 132(R)-1 amends SFAS No. 132(R), “Employers’ Disclosure about Pensions and Other Postretirement Benefits,” and provides guidance on disclosure for an employer’s plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 requires disclosure of plan asset investment policies and strategies, the fair value of each major category of plan assets, information about inputs and valuation techniques used to develop fair value measurements of plan assets, and additional disclosure about significant concentrations of risk in plan assets for an employer’s pension and other postretirement plans. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. We do not believe the adoption of FSP FAS 132(R)-1 will have a material impact on our condensed consolidated financial statements, however, we will expand our footnote disclosures relating to our pension plan to meet the disclosure requirements of FSP FAS 132(R)-1.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8 “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (FSP FAS 140-4 and FIN 46(R)-8)”. The objective of this FSP is to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

interest entities and qualifying special-purpose entities. This FSP amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financial assets. Additionally, this FSP amends FASB Interpretation No. 46-R, “Consolidation of Variable Interest Entities,” to require public enterprises to provide additional disclosures about their involvement with variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for the first reporting period (interim or annual) ending after December 15, 2008. The adoption of FSP FAS 140-4 and FIN 46(R)-8 did not have a material impact on our condensed consolidated financial statements or disclosures.

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

In September 2008, the EITF issued EITF Issue No. 08-6 (EITF 08-6), “Equity Method Investment Accounting Considerations.” EITF 08-6 requires that the initial carrying value of an equity method investment should be based on the cost accumulation model described in SFAS No. 141(R), “Business Combinations.” EITF 08-6 also concluded that an equity method investor (1) should not separately test an investee’s underlying indefinite-life intangible assets for impairment, (2) should account for an investee’s share as if the equity method investor sold a proportionate share of its investment and (3) should continue applying the guidance of APB Opinion No. 18, “The Equity Method of Accounting for Investors of Common Stock,” upon a change in the investor’s accounting from the equity to the cost method. EITF 08-6 is effective on a prospective basis in fiscal years beginning on or after December 15, 2008 including interim periods within those fiscal years. The adoption of EITF 08-6 did not have a material impact on our condensed consolidated financial statements or disclosures.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (FSP EITF 03-6-1)”. FSP EITF 03-6-1 requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating and shall be included in the computation of EPS pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The adoption of FSP EITF 03-6-1 did not have any effect on our condensed consolidated financial statements and related disclosures.

In April 2008, the FASB issued FSP 142-3, “Determination of Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” and requires additional disclosure relating to an entity’s renewal or extension of recognized intangible assets. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of FSP 142-3 did not have a material impact on our condensed consolidated financial statements.

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

SFAS No. 161 on a prospective basis on January 1, 2009 and have incorporated the disclosure requirements within footnote 2 of our notes to condensed consolidated financial statements.

In February 2008, the FASB issued FSP 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (FSP 140-3). FSP 140-3 provides guidance on accounting for a transfer of a financial asset and a repurchase financing which is a repurchase agreement that relates to a previously transferred financial asset between the same counterparties that is entered into contemporaneously with, or in contemplation of, the initial transfer. FSP 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of FSP 140-3 did not have a material impact on our condensed consolidated financial statements and related disclosures.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarified that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the condensed consolidated financial statements, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and provides for expanded disclosure in the condensed consolidated financial statements relating to the interests of the parent’s owners and the interests of the noncontrolling owners of the subsidiary. SFAS No. 160 applies prospectively (except for the presentation and disclosure requirements) for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. The presentation and disclosure requirements will be applied retrospectively for all periods presented. The adoption of this statement has changed the presentation of our condensed consolidated financial statements based on the new disclosure requirements for noncontrolling interests.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (SFAS No. 157). This statement defines fair value, establishes a fair value hierarchy for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. FSP 157-2 issued in February 2008 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We have adopted the measurement and disclosure provisions of SFAS No. 157 relating to our financial assets and financial liabilities which are measured on a recurring basis (at least annually) effective January 1, 2008. We have adopted the measurement and disclosure provisions of SFAS 157 for our nonfinancial assets and liabilities on January 1, 2009. As a result of adopting SFAS No. 157, we have added additional disclosures in footnote 2 of our notes to condensed consolidated financial statements, relating to the fair value of our financial and non-financial assets and liabilities.

(14) We have from time to time issued guarantees for the performance of obligations by some of our subsidiaries, and some of our subsidiaries have guaranteed our debt. All of our existing and future material domestic wholly-owned subsidiaries fully and unconditionally guarantee our senior credit facility, our senior secured notes, our senior notes and our senior subordinated notes on a joint and several basis. The arrangement for the senior credit facility is also secured by first-priority liens on substantially all our domestic assets and pledges of up to 66 percent of the stock of certain first-tier foreign subsidiaries. The $245 million senior secured notes is also secured by second-priority liens on substantially all our domestic assets, excluding some of the stock of our domestic

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

subsidiaries. No assets or capital stock of our direct or indirect foreign subsidiaries secure these notes. You should also read Note 17 of the condensed consolidated financial statements of Tenneco Inc., where we present the Supplemental Guarantor Condensed Consolidating Financial Statements.

We have issued guarantees through letters of credit in connection with some obligations of our affiliates. As of June 30, 2009, we have guaranteed $48 million in letters of credit to support some of our subsidiaries’ insurance arrangements, foreign employee benefit programs, environmental remediation activities and cash management and capital requirements.

Negotiable Financial Instruments — One of our European subsidiaries receives payment from one of its OE customers whereby the accounts receivable are satisfied through the delivery of negotiable financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets as they do not meet our definition of cash equivalents. The amount of these financial instruments that was collected before their maturity date and sold at a discount totaled $4 million as of June 30, 2009, compared with $23 million at December 31, 2008. No negotiable financial instruments were held by our European subsidiary as of June 30, 2009 or December 31, 2008.

In certain instances several of our Chinese subsidiaries receive payment from OE customers and satisfy vendor payments through the receipt and delivery of negotiable financial instruments. Financial instruments used to satisfy vendor payables and not redeemed totaled $11 million and $6 million at June 30, 2009 and December 31, 2008, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $13 million and $6 million at June 30, 2009 and December 31, 2008, respectively, and were classified as other current assets. One of our Chinese subsidiaries that issues its own negotiable financial instruments to pay its vendors is required to maintain a cash balance if they exceed certain credit limits with the financial institution that guarantees those financial instruments. A restricted cash balance was not required at that Chinese subsidiary at June 30, 2009 and December 31, 2008.

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

(15) The deterioration in the global economy and global credit markets in the past year has negatively impacted global business activity in general, and specifically the automotive industry in which we operate. The market turmoil and tightening of credit, as well as the dramatic decline in the housing market in the United States and Western Europe, have led to a lack of consumer confidence evidenced by a rapid decline in light vehicle purchases in 2008 and the first six months of 2009. Light vehicle production during the first six months of 2009 decreased by 50 percent in North America and 34 percent in Europe as compared to the first six months of 2008.

In response to current economic conditions, some of our customers have eliminated or are expected to eliminate certain light vehicle models or brands in order to remain or become financially viable. While we do not believe that models eliminated to date will have a significant impact to us, changes in the models produced by our customers or sales of their brands may have an adverse effect on our market share. Additional declines in consumer demand would have a further adverse effect on the financial condition of our OE customers, and on our future results of operations. Continued or further financial difficulties at any of our major customers could have an adverse impact on the level of our future revenues and collection of our receivables from such customers.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Other than the impact from production shutdowns during the second quarter, we incurred no other economic loss from the bankruptcy filings of Chrysler LLC or General Motors Corporation. We have collected substantially all of our pre-petition receivables from Chrysler LLC and General Motors Corporation.

Further deterioration in the industry may have an impact on our ability to meet future financial covenants which would require us to enter into negotiations with our senior credit lenders to request additional covenant relief. Such conditions and events may also result in incremental charges related to impairment of goodwill, intangible assets and long-lived assets, and in charges to record an additional valuation allowance against our deferred tax assets. In addition, a bankruptcy filing by a significant customer could result in a condition of default under our U.S. accounts receivables securitization agreement, terminating future purchases of receivables under that agreement, which would have an adverse effect on our liquidity. See Note 6 of our notes to condensed consolidated financial statements.

In the event that economic conditions diminish our future revenues, we would pursue a range of actions to meet our cash flow needs. Such actions include additional restructuring initiatives and other cost reductions, sales of assets, reductions to working capital and capital spending, issuance of equity and other alternatives to enhance our financial and operating position.

(16) We are a global manufacturer with three geographic reportable segments: (1) North America, (2) Europe, South America and India (“Europe”), and (3) Asia Pacific. Each segment manufactures and distributes ride control and emission control products primarily for the automotive industry. We have not aggregated individual operating segments within these reportable segments. We evaluate segment performance based primarily on income before interest expense, income taxes, and noncontrolling interests. Products are transferred between segments and geographic areas on a basis intended to reflect as nearly as possible the “market value” of the products.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table summarizes certain Tenneco Inc. segment information:

	Segment
	North		Asia	Reclass &
	America	Europe	Pacific	Elims	Consolidated
	(Millions)

At June 30, 2009 and for the Three Months Then Ended
Revenues from external customers	$468	$520	$118	$—	$1,106
Intersegment revenues	2	34	3	(39)	—
Income before interest expense, income taxes, and noncontrolling interests	6	6	5	—	17
At June 30, 2008 and for the Three Months Then Ended
Revenues from external customers	$674	$815	$162	$—	$1,651
Intersegment revenues	3	38	5	(46)	—
Income before interest expense, income taxes, and noncontrolling interests	17	48	10	—	75
At June 30, 2009 and for the Six Months Then Ended
Revenues from external customers	$937	$926	$210	$—	$2,073
Intersegment revenues	3	72	5	(80)	—
Income before interest expense, income taxes, and noncontrolling interests	10	(11)	5	—	4
Total assets	1,070	1,354	331	12	2,767
At June 30, 2008 and for the Six Months Then Ended
Revenues from external customers	$1,357	$1,551	$303	$—	$3,211
Intersegment revenues	5	105	9	(119)	—
Income before interest expense, income taxes, and noncontrolling interests	26	73	15	—	114
Total assets	1,655	1,806	414	17	3,892

(17) Supplemental guarantor condensed consolidating financial statements are presented below:

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF INCOME (LOSS)

	For the Three Months Ended June 30, 2009
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
	(Millions)

Revenues
Net sales and operating revenues —
External	$434	$672	$—	$—	$1,106
Affiliated companies	18	82	—	(100)	—

	452	754	—	(100)	1,106

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	440	573	—	(100)	913
Engineering, research, and development	8	16	—	—	24
Selling, general, and administrative	25	62	1	—	88
Depreciation and amortization of other intangibles	23	32	—	—	55

	496	683	1	(100)	1,080

Other income (expense)
Loss on sale of receivables	—	(2)	—	—	(2)
Other income (loss)	12	(6)	1	(14)	(7)

	12	(8)	1	(14)	(9)

Income (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	(32)	63	—	(14)	17

Interest expense —
External (net of interest capitalized)	(1)	2	34	—	35
Affiliated companies (net of interest income)	35	(4)	(31)	—	—
Income tax expense (benefit)	4	7	—	—	11
Equity in net income (loss) from affiliated companies	53	—	(30)	(23)	—

Net income (loss)	(17)	58	(33)	(37)	(29)

Less: Net income (loss) attributable to noncontrolling interests	—	4	—	—	4

Net income (loss) attributable to Tenneco Inc.	$(17)	$54	$(33)	$(37)	$(33)

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF INCOME (LOSS)

	For the Three Months Ended June 30, 2008
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
	(Millions)

Revenues
Net sales and operating revenues —
External	$569	$1,082	$—	$—	$1,651
Affiliated companies	12	50	—	(62)	—

	581	1,132	—	(62)	1,651

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	515	930	—	(62)	1,383
Engineering, research, and development	13	21	—	—	34
Selling, general, and administrative	35	66	1	—	102
Depreciation and amortization of other intangibles	20	37	—	—	57

	583	1,054	1	(62)	1,576

Other income (expense)
Loss on sale of receivables	—	(2)	—	—	(2)
Other income (loss)	4	2	(1)	(3)	2

	4	—	(1)	(3)	—

Income (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	2	78	(2)	(3)	75

Interest expense —
External (net of interest capitalized)	(2)	—	35	—	33
Affiliated companies (net of interest income)	27	3	(30)	—	—
Income tax expense (benefit)	(4)	29	2	—	27
Equity in net income (loss) from affiliated companies	40	—	22	(62)	—

Net income (loss)	21	46	13	(65)	15

Less: Net income (loss) attributable to noncontrolling interests	—	2	—	—	2

Net income (loss) attributable to Tenneco Inc.	$21	$44	$13	$(65)	$13

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF INCOME (LOSS)

	For the Six Months Ended June 30, 2009
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
	(Millions)

Revenues
Net sales and operating revenues —
External	$857	$1,216	$—	$—	$2,073
Affiliated companies	40	170	—	(210)	—

	897	1,386	—	(210)	2,073

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	801	1,149	—	(210)	1,740
Engineering, research, and development	14	31	—	—	45
Selling, general, and administrative	49	115	2	—	166
Depreciation and amortization of other intangibles	45	62	—	—	107

	909	1,357	2	(210)	2,058

Other income (expense)
Loss on sale of receivables	—	(4)	—	—	(4)
Other income (loss)	(3)	9	1	(14)	(7)

	(3)	5	1	(14)	(11)

Income (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	(15)	34	(1)	(14)	4

Interest expense —
External (net of interest capitalized)	(1)	2	65	—	66
Affiliated companies (net of interest income)	67	(6)	(61)	—	—
Income tax expense (benefit)	5	9	—	—	14
Equity in net income (loss) from affiliated companies	21	—	(77)	56	—

Net income (loss)	(65)	29	(82)	42	(76)

Less: Net income (loss) attributable to noncontrolling interests	—	6	—	—	6

Net income (loss) attributable to Tenneco Inc.	$(65)	$23	$(82)	$42	$(82)

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF INCOME (LOSS)

	For the Six Months Ended June 30, 2008
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
	(Millions)

Revenues
Net sales and operating revenues —
External	$1,233	$1,978	$—	$—	$3,211
Affiliated companies	42	233	—	(275)	—

	1,275	2,211	—	(275)	3,211

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	1,102	1,882	—	(275)	2,709
Engineering, research, and development	28	42	—	—	70
Selling, general, and administrative	72	133	2	—	207
Depreciation and amortization of other intangibles	41	71	—	—	112

	1,243	2,128	2	(275)	3,098

Other income (expense)
Loss on sale of receivables	—	(4)	—	—	(4)
Other income (loss)	10	1	(2)	(4)	5

	10	(3)	(2)	(4)	1

Income (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	42	80	(4)	(4)	114

Interest expense —
External (net of interest capitalized)	(2)	—	60	—	58
Affiliated companies (net of interest income)	65	(2)	(63)	—	—
Income tax expense (benefit)	(4)	31	5	—	32
Equity in net income (loss) from affiliated companies	34	—	25	(59)	—

Net income (loss)	17	51	19	(63)	24

Less: Net income (loss) attributable to noncontrolling interests	—	5	—	—	5

Net income (loss) attributable to Tenneco Inc.	$17	$46	$19	$(63)	$19

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

BALANCE SHEET

	June 30, 2009
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
	(Millions)

ASSETS
Current assets:
Cash and cash equivalents	$—	$111	$—	$—	$111
Receivables, net	423	849	35	(670)	637
Inventories	173	279	—	—	452
Deferred income taxes	—	66	—	(42)	24
Prepayments and other	15	99	4	(4)	114

Total current assets	611	1,404	39	(716)	1,338

Other assets:
Investment in affiliated companies	446	—	573	(1,019)	—
Notes and advances receivable from affiliates	3,701	241	5,744	(9,686)	—
Long-term receivables, net	4	5	—	—	9
Goodwill	22	73	—	—	95
Intangibles, net	16	9	—	—	25
Deferred income taxes	51	25	12	(27)	61
Other	32	62	28	—	122

	4,272	415	6,357	(10,732)	312

Plant, property, and equipment, at cost	1,036	2,004	—	—	3,040
Less — Accumulated depreciation and amortization	(709)	(1,214)	—	—	(1,923)

	327	790	—	—	1,117

Total assets	$5,210	$2,609	$6,396	$(11,448)	$2,767

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)
Short-term debt — non-affiliated	$—	$64	$1	$—	$65
Short-term debt — affiliated	207	319	10	(536)	—
Trade payables	248	571	—	(118)	701
Accrued taxes	25	26	—	(4)	47
Other	134	164	45	(58)	285

Total current liabilities	614	1,144	56	(716)	1,098

Long-term debt — non-affiliated	—	10	1,445	—	1,455
Long-term debt — affiliated	4,301	200	5,185	(9,686)	—
Deferred income taxes	—	60	—	(27)	33
Postretirement benefits and other liabilities	350	90	—	4	444
Commitments and contingencies

Total liabilities	5,265	1,504	6,686	(10,425)	3,030

Redeemable noncontrolling interests	—	4	—	—	4

Tenneco Inc. Shareholders’ equity	(55)	1,078	(290)	(1,023)	(290)

Noncontrolling interests	—	23	—	—	23

Total equity	(55)	1,101	(290)	(1,023)	(267)

Total liabilities, redeemable noncontrolling interests and equity	$5,210	$2,609	$6,396	$(11,448)	$2,767

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

BALANCE SHEET

	December 31, 2008
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass
	Subsidiaries	Subsidiaries	Company)	& Elims	Consolidated
	(Millions)

ASSETS
Current assets:
Cash and cash equivalents	$16	$110	$—	$—	$126
Receivables, net	461	792	33	(712)	574
Inventories	193	320	—	—	513
Deferred income taxes	58	—	—	(40)	18
Prepayments and other	24	83	—	—	107

Total current assets	752	1,305	33	(752)	1,338

Other assets:
Investment in affiliated companies	399	—	614	(1,013)	—
Notes and advances receivable from affiliates	3,641	234	5,605	(9,480)	—
Long-term receivables, net	1	10	—	—	11
Goodwill	22	73	—	—	95
Intangibles, net	17	9	—	—	26
Deferred income taxes	64	24	46	(46)	88
Other	36	66	23	—	125

	4,180	416	6,288	(10,539)	345

Plant, property, and equipment, at cost	1,039	1,921	—	—	2,960
Less — Accumulated depreciation and amortization	(687)	(1,128)	—	—	(1,815)

	352	793	—	—	1,145

Total assets	$5,284	$2,514	$6,321	$(11,291)	$2,828

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)
Short-term debt — non-affiliated	$—	$49	$—	$—	$49
Short-term debt — affiliated	174	371	10	(555)	—
Trade payables	332	594	—	(136)	790
Accrued taxes	12	18	—	—	30
Other	132	169	48	(61)	288

Total current liabilities	650	1,201	58	(752)	1,157
Long-term debt — non-affiliated	—	12	1,390	—	1,402
Long-term debt — affiliated	4,229	127	5,124	(9,480)	—
Deferred income taxes	43	54	—	(46)	51
Postretirement benefits and other liabilities	345	89	—	4	438
Commitments and contingencies

Total liabilities	5,267	1,483	6,572	(10,274)	3,048

Redeemable noncontrolling interests	—	7	—	—	7

Tenneco Inc. Shareholders’ equity	17	1,000	(251)	(1,017)	(251)

Noncontrolling interests	—	24	—	—	24

Total equity	17	1,024	(251)	(1,017)	(227)

Total liabilities, redeemable noncontrolling interests and equity	$5,284	$2,514	$6,321	$(11,291)	$2,828

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Three Months Ended June 30, 2009
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
	(Millions)

Operating Activities
Net cash provided (used) by operating activities	$103	$84	$(75)	$—	$112

Investing Activities
Cash payment for plant, property, and equipment	(8)	(22)	—	—	(30)
Cash payment for software related intangible assets	—	(2)	—	—	(2)

Net cash used by investing activities	(8)	(24)	—	—	(32)

Financing Activities
Retirement of long-term debt	—	(1)	(6)	—	(7)
Increase (decrease) in bank overdrafts	—	(11)	—	—	(11)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	—	1	(63)	—	(62)
Intercompany dividends and net increase (decrease) in intercompany obligations	(103)	(41)	144	—	—
Distribution to noncontrolling interest partners	—	(10)	—	—	(10)

Net cash provided (used) by financing activities	(103)	(62)	75	—	(90)

Effect of foreign exchange rate changes on cash and cash equivalents	—	8	—	—	8

Increase (decrease) in cash and cash equivalents	(8)	6	—	—	(2)
Cash and cash equivalents, April 1	8	105	—	—	113

Cash and cash equivalents, June 30 (Note)	$—	$111	$—	$—	$111

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Three Months Ended June 30, 2008
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
	(Millions)

Operating Activities
Net cash provided (used) by operating activities	$76	$52	$(70)	$—	$58

Investing Activities
Proceeds from the sale of assets	—	1	—	—	1
Cash payment for plant, property, and equipment	(20)	(44)	—	—	(64)
Cash payment for software related intangible assets	(2)	(1)	—	—	(3)
Acquisition of business (net of cash acquired)	(19)	—	—	—	(19)

Net cash used by investing activities	(41)	(44)	—	—	(85)

Financing Activities
Increase (decrease) in bank overdrafts	—	3	—	—	3
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	—	2	28	—	30
Intercompany dividends and net increase (decrease) in intercompany obligations	(31)	(11)	42	—	—
Distribution to noncontrolling interest partners	—	(2)	—	—	(2)

Net cash provided (used) by financing activities	(31)	(8)	70	—	31

Effect of foreign exchange rate changes on cash and cash equivalents	—	(1)	—	—	(1)

Increase (decrease) in cash and cash equivalents	4	(1)	—	—	3
Cash and cash equivalents, April 1	2	159	—	—	161

Cash and cash equivalents, June 30 (Note)	$6	$158	$—	$—	$164

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2009
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
	(Millions)

Operating Activities
Net cash provided (used) by operating activities	$40	$128	$(137)	$—	$31

Investing Activities
Proceeds from the sale of assets	—	2	—	—	2
Cash payment for plant, property, and equipment	(24)	(42)	—	—	(66)
Cash payment for software related intangible assets	(1)	(3)	—	—	(4)
Acquisition of business (net of cash acquired)	—	1	—	—	1

Net cash used by investing activities	(25)	(42)	—	—	(67)

Financing Activities
Issuance of long-term debt	—	—	2	—	2
Debt issuance cost of long-term debt	—	—	(8)	—	(8)
Retirement of long-term debt	—	(2)	(6)	—	(8)
Increase (decrease) in bank overdrafts	—	(24)	—	—	(24)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	—	15	60	—	75
Intercompany dividends and net increase (decrease) in intercompany obligations	(31)	(58)	89	—	—
Distribution to noncontrolling interest partners	—	(10)	—	—	(10)

Net cash provided (used) by financing activities	(31)	(79)	137	—	27

Effect of foreign exchange rate changes on cash and cash equivalents	—	(60)	—	—	(6)

Increase (decrease) in cash and cash equivalents	(16)	1	—	—	(15)
Cash and cash equivalents, January 1	16	110	—	—	126

Cash and cash equivalents, June 30 (Note)	$—	$111	$—	$—	$111

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2008
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
	(Millions)

Operating Activities
Net cash provided (used) by operating activities	$(15)	$42	$(33)	$—	$(6)

Investing Activities
Proceeds from the sale of assets	—	2	—	—	2
Cash payment for plant, property, and equipment	(53)	(74)	—	—	(127)
Cash payment for software related intangible assets	(5)	(3)	—	—	(8)
Acquisition of business (net of cash acquired)	(19)	—	—	—	(19)

Net cash used by investing activities	(77)	(75)	—	—	(152)

Financing Activities
Issuance of common stock	—	—	1	—	1
Retirement of long-term debt	—	(1)	(2)	—	(3)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	—	2	119	—	121
Intercompany dividends and net increase (decrease) in intercompany obligations	92	(7)	(85)	—	—
Distribution to noncontrolling interest partners	—	(4)	—	—	(4)

Net cash provided (used) by financing activities	92	(10)	33	—	115

Effect of foreign exchange rate changes on cash and cash equivalents	—	19	—	—	19

Increase (decrease) in cash and cash equivalents	—	(24)	—	—	(24)
Cash and cash equivalents, January 1	6	182	—	—	188

Cash and cash equivalents, June 30 (Note)	$6	$158	$—	$—	$164

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The deterioration in the global economy and global credit markets in the past year has negatively impacted global business activity in general, and specifically the automotive industry in which we operate. The market turmoil and tightening of credit, as well as the dramatic decline in the housing market in the United States and Western Europe, have led to a lack of consumer confidence evidenced by a rapid decline in light vehicle purchases in 2008 and the first six months of 2009. Light vehicle production during the first six months of 2009 decreased by 50 percent in North America and 34 percent in Europe as compared to the first six months of 2008.

In response to current economic conditions, some of our customers have eliminated or are expected to eliminate certain light vehicle models or brands in order to remain or become financially viable. While we do not believe that models eliminated to date will have a significant impact to us, changes in the models produced by our customers or sales of their brands may have an adverse effect on our market share. Additional declines in consumer demand would have a further adverse effect on the financial condition of our OE customers, and on our future results of operations. Continued or further financial difficulties at any of our major customers could have an adverse impact on the level of our future revenues and collection of our receivables from such customers.

Further deterioration in the industry may have an impact on our ability to meet future financial covenants which would require us to enter into negotiations with our senior credit lenders to request additional covenant relief. Such conditions and events may also result in incremental charges related to impairment of goodwill, intangible assets and long-lived assets, and in charges to record an additional valuation allowance against our deferred tax assets. In addition, a bankruptcy filing by a significant customer could result in a condition of default under our U.S. accounts receivables securitization agreement, terminating future purchases of receivables under that agreement, which would have an adverse effect on our liquidity. See Note 6 of our notes to condensed consolidated financial statements.

In the event that economic conditions diminish our future revenues, we would pursue a range of actions to meet our cash flow needs. Such actions include additional restructuring initiatives and other cost reductions, sales of assets, reductions to working capital and capital spending, issuance of equity and other alternatives to enhance our financial and operating position.

Other than the impact from production shutdowns during the second quarter, we incurred no other economic loss from the bankruptcy filings of Chrysler or General Motors. On April 30, 2009, Chrysler LLC and its U.S. subsidiaries filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Chrysler formed a new company in partnership with Fiat (Chrysler Group LLC) which, on June 10, 2009, purchased certain assets of Chrysler LLC in a sale under Section 363 of the Bankruptcy Code (Section 363). We collected substantially all of our pre-petition receivables and Chrysler Group LLC has assumed substantially all of the contracts which we had with Chrysler LLC.

On June 1, 2009, General Motors Corporation and certain of its U.S. subsidiaries filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. On July 10, 2009, a new company, General Motors Company, which is initially owned by the U.S. government, the UAW Retiree Medical Benefits Trust, the Canadian government, the Ontario government and the former bondholders of General Motors Corporation, purchased certain of the assets of General Motors Corporation in a sale under Section 363. We collected substantially all of our pre-petition receivables and General Motors Company has assumed substantially all of the contracts which we had with General Motors Corporation.

In April 2009, we removed both Chrysler LLC and General Motors Corporation from our U.S. accounts receivable securitization program. With respect to certain of our U.S. sales to General Motors Corporation, we participated in the U.S. Treasury Department’s Auto Supplier Support program. We have now opted out of that program and both Chrysler Group LLC and General Motors Company have been added back into our U.S. securitization program.

We have a substantial amount of indebtedness. As such, our ability to generate cash — both to fund operations and service our debt — is also a significant area of focus for our company. See “Liquidity and Capital Resources” below for further discussion of cash flows and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Total revenues for the second quarter of 2009 were $1,106 million, compared to $1,651 million in the second quarter of 2008. Excluding the impact of currency and substrate sales, revenue was down $217 million or 17 percent due to lower year-over-year OE vehicle production levels in most geographic regions.

Gross margin in the second quarter of 2009 was 17.5 percent, up from 16.2 percent in 2008. The improvement, despite lower year-over-year sales, was driven by our cost reduction efforts, restructuring savings and lower restructuring and related charges partially offset by lower OE production volumes and manufacturing fixed cost absorption. The second quarter’s gross margin performance was the best gross margin performance since the third quarter of 2006, reflecting the effectiveness of the company’s restructuring and operational cost reduction actions globally, as well as the benefit from a stronger mix between OE and aftermarket revenues as aftermarket revenues typically carry higher gross margins.

Selling, general and administrative expense was down $14 million in the second quarter of 2009, at $88 million, compared to $102 million in the second quarter of 2008. Cost reduction efforts, which included restructuring savings and employee salary reductions drove the improvement. The second quarter of 2009 included $1 million in restructuring and related expense compared to $7 million in aftermarket customer changeover costs and $3 million in restructuring and related expense in the second quarter of 2008. Engineering expense was $24 million and $34 million in the second quarter of 2009 and 2008, respectively. Cost reduction efforts, including engineering cost recoveries and employee salary reductions, reduced engineering costs. Selling, general, administrative and engineering expenses increased to 10.1 percent of revenues from 8.2 percent of revenues in 2008 due to lower year-over-year revenues.

Earnings before interest expense, taxes and noncontrolling interests (“EBIT”) was $17 million for the second quarter of 2009 compared to $75 million in the second quarter of 2008. Lower OE production volumes globally and the related manufacturing fixed cost absorption reduced EBIT by $89 million in addition to $9 million of unfavorable currency year-over-year. We offset a portion of this negative impact, primarily through cost reduction efforts and savings from restructuring activities.

Total revenues for the first six months of 2009 were $2,073 million, compared to $3,211 million for the first six months of 2008. Excluding the impact of currency and substrate sales, revenue was down $429 million, from $2,384 million to $1,955 million, driven by lower year-over-year OE vehicle production levels in almost every geographic region.

Gross margin in the first half of 2009 was 16.1 percent, up 0.5 percentage points from 15.6 percent in 2008. Cost reduction actions, customer recoveries, manufacturing efficiencies, lower restructuring charges and the benefit from a stronger mix between OE and aftermarket revenues drove the improvement.

Selling, general and administrative expense was down $41 million in the first half of 2009, at $166 million, compared to $207 million in the first half of 2008. Cost reduction efforts, which included restructuring savings, employee furloughs and salary reductions drove the improvement. The first six months of 2009 included $1 million in restructuring and related expense compared to $7 million in aftermarket customer changeover costs and $4 million in restructuring and related expense in the first six months of 2008. Engineering expense was $45 million and $70 million in the first half of 2009 and 2008, respectively. Cost reduction efforts including engineering cost recoveries, employee furloughs and salary reductions reduced engineering costs. Selling, general, administrative and engineering expenses increased in the first six months of 2009 to 10.2 percent of revenues from 8.6 percent of revenues in the first six months of 2008 due to lower year-over-year revenues.

EBIT was $4 million for the first half of 2009, down from $114 million in 2008. Lower OE production volumes globally and the related manufacturing fixed cost absorption reduced EBIT by $189 million in addition to $22 million of negative currency year-over-year. We offset almost half of this negative impact, primarily through lower selling, general and administrative spending, customer recovery of engineering costs, cost reduction actions and savings from restructuring activities.

Results from Operations

Net Sales and Operating Revenues for the Three Months Ended June 30, 2009 and 2008

The following tables reflect our revenues for the second quarter of 2009 and 2008. We present these reconciliations of revenues in order to reflect the trend in our sales in various product lines and geographic regions separately from the effects of doing business in currencies other than the U.S. dollar. We have not reflected any currency impact in the 2008 table since this is the base period for measuring the effects of currency during 2009 on our operations. We believe investors find this information useful in understanding period-to-period comparisons in our revenues.

Additionally, we show the component of our revenue represented by substrate sales in the following tables. While we generally have primary design, engineering and manufacturing responsibility for OE emission control systems, we do not manufacture substrates. Substrates are porous ceramic filters coated with a catalyst — precious metals such as platinum, palladium and rhodium. These are supplied to us by Tier 2 suppliers and directed by our OE customers. We generally earn a small margin on these components of the system. As the need for more sophisticated emission control solutions increases to meet more stringent environmental regulations, and as we capture more diesel aftertreatment business, these substrate components have been increasing as a percentage of our revenue. Changes in commodity prices as well as changes in the mix of vehicles produced by our customers as a result of the economic crisis have recently reduced the percentage of our revenue related to substrates. While these substrates dilute our gross margin percentage, they are a necessary component of an emission control system. We view the growth of substrates as a key indicator that our value-add content in an emission control system is moving toward the higher technology hot-end gas and diesel business.

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

	Three Months Ended June 30, 2009
				Substrate	Revenues
				Sales	Excluding
			Revenues	Excluding	Currency and
		Currency	Excluding	Currency	Substrate
	Revenues	Impact	Currency	Impact	Sales
	(Millions)

North America Original Equipment
Ride Control	$76	$(2)	$78	$—	$78
Emission Control	242	(1)	243	109	134

Total North America Original Equipment	318	(3)	321	109	212
North America Aftermarket
Ride Control	109	(2)	111	—	111
Emission Control	41	(1)	42	—	42

Total North America Aftermarket	150	(3)	153	—	153
Total North America	468	(6)	474	109	365
Europe Original Equipment
Ride Control	106	(16)	122	—	122
Emission Control	223	(77)	300	80	220

Total Europe Original Equipment	329	(93)	422	80	342
Europe Aftermarket
Ride Control	56	(9)	65	—	65
Emission Control	45	(9)	54	—	54

Total Europe Aftermarket	101	(18)	119	—	119
South America & India	90	(18)	108	14	94
Total Europe, South America & India	520	(129)	649	94	555
Asia	88	—	88	19	69
Australia	30	(13)	43	4	39

Total Asia Pacific	118	(13)	131	23	108

Total Tenneco	$1,106	$(148)	$1,254	$226	$1,028

	Three Months Ended June 30, 2008
				Substrate	Revenues
				Sales	Excluding
			Revenues	Excluding	Currency and
		Currency	Excluding	Currency	Substrate
	Revenues	Impact	Currency	Impact	Sales

North America Original Equipment
Ride Control	$121	$—	$121	$—	$121
Emission Control	395	—	395	192	203

Total North America Original Equipment	516	—	516	192	324
North America Aftermarket
Ride Control	114	—	114	—	114
Emission Control	44	—	44	—	44

Total North America Aftermarket	158	—	158	—	158
Total North America	674	—	674	192	482
Europe Original Equipment
Ride Control	131	—	131	—	131
Emission Control	447	—	447	159	288

Total Europe Original Equipment	578	—	578	159	419
Europe Aftermarket
Ride Control	69	—	69	—	69
Emission Control	60	—	60	—	60

Total Europe Aftermarket	129	—	129	—	129
South America & India	108	—	108	17	91
Total Europe, South America & India	815	—	815	176	639
Asia	105	—	105	35	70
Australia	57	—	57	3	54

Total Asia Pacific	162	—	162	38	124

Total Tenneco	$1,651	$—	$1,651	$406	$1,245

Revenues from our North American operations decreased $206 million in the second quarter of 2009 compared to the same period last year. Lower sales from both North American OE business units and lower aftermarket revenues drove the decline. North American OE emission control revenues were down $153 million in the second quarter of 2009; excluding unfavorable currency and substrate sales, revenues were down $69 million compared to last year. This decrease was mainly due to lower OE production volumes year-over-year, particularly impacted by GM and Chrysler plant shutdowns. North American OE ride control revenues for the second quarter of 2009 were down $43 million from the prior year, excluding $2 million of unfavorable currency. The decline was also driven by lower OE production volumes, particularly impacted by GM and Chrysler plant shutdowns. Our total North American OE revenues, excluding substrate sales and currency, decreased 35 percent in the second quarter of 2009 compared to second quarter of 2008. North American light vehicle production decreased 49 percent. Industry Class 8 commercial vehicle production was down 57 percent and industry Class 5-7 commercial vehicle production was down 53 percent in second quarter of 2009 as compared to the previous year comparable period. Aftermarket revenues for North America were $150 million in the second quarter of 2009, a decrease of $8 million compared to the prior year. Excluding $3 million in unfavorable currency, aftermarket revenues were down $5 million driven by lower sales in both product lines due to lower volumes. Net of unfavorable currency, aftermarket ride control revenues decreased two percent in the second quarter of 2009 while aftermarket emission control revenues decreased four percent in the second quarter of 2009.

Our European, South American and Indian segment’s revenues decreased $295 million, or 36 percent, in the second quarter of 2009 compared to last year. The second quarter total European light vehicle industry production was down 27 percent when compared to the second quarter of 2008. Europe OE emission control revenues of $223 million in the second quarter of 2009 were down 50 percent as compared to the second quarter of last year. Excluding $77 million of unfavorable currency and a reduction in substrate sales, Europe OE emission control revenues decreased 23 percent from 2008. Europe OE ride control revenues of $106 million in the second quarter of 2009 were down 20 percent year-over-year. Excluding unfavorable currency, revenues decreased by eight percent in the 2009 second quarter due to the lower production volumes. European aftermarket revenues decreased 22 percent or $28 million in the second quarter of 2009 compared to last year. When adjusted for currency, aftermarket revenues were down eight percent. Excluding the negative $9 million impact of currency, ride control aftermarket revenues were down seven percent while emission control aftermarket revenues were down nine percent, excluding $9 million in unfavorable currency. The decrease was driven by overall market declines affecting emission control products across the region and ride control products, mostly in Eastern Europe. South American and Indian revenues were $90 million during the second quarter of 2009, compared to $108 million in the prior year. When unfavorable currency and substrates are excluded, revenue was up $3 million compared to the second quarter of last year. Our South American revenues benefited from new platform launches and our Indian operations benefited from higher volumes.

Revenues from our Asia Pacific segment, which includes Australia and Asia, decreased $44 million to $118 million in the second quarter of 2009 compared to the same period last year. Excluding the impact of substrate sales and currency, revenues decreased to $108 million from $124 million in the prior year. Asian revenues for the second quarter of 2009 were $88 million, down 16 percent from last year. Lower substrate sales in China was the primary reason for the decline. Excluding substrate sales, Asian revenue decreased $1 million when compared with last year. Second quarter revenues for Australia decreased 47 percent to $30 million. Excluding higher substrate sales and $13 million of unfavorable currency, Australian revenue decreased 26 percent due to industry light vehicle production declines with customers taking significant plant shutdowns.

Net Sales and Operating Revenues for the Six Months Ended June 30, 2009 and 2008

	Six Months Ended June 30, 2009
				Substrate	Revenues
				Sales	Excluding
			Revenues	Excluding	Currency and
		Currency	Excluding	Currency	Substrate
	Revenues	Impact	Currency	Impact	Sales
	(Millions)

North America Original Equipment
Ride Control	$162	$(6)	$168	$—	$168
Emission Control	489	(3)	492	223	269

Total North America Original Equipment	651	(9)	660	223	437
North America Aftermarket
Ride Control	208	(4)	212	—	212
Emission Control	78	(2)	80	—	80

Total North America Aftermarket	286	(6)	292	—	292
Total North America	937	(15)	952	223	729
Europe Original Equipment
Ride Control	197	(37)	234	—	234
Emission Control	410	(170)	580	149	431

Total Europe Original Equipment	607	(207)	814	149	665
Europe Aftermarket
Ride Control	87	(17)	104	—	104
Emission Control	74	(16)	90	—	90

Total Europe Aftermarket	161	(33)	194	—	194
South America & India	158	(40)	198	25	173
Total Europe, South America & India	926	(280)	1,206	174	1,032
Asia	155	1	154	37	117
Australia	55	(29)	84	7	77

Total Asia Pacific	210	(28)	238	44	194

Total Tenneco	$2,073	$(323)	$2,396	$441	$1,955

	Six Months Ended June 30, 2008
				Substrate	Revenues
				Sales	Excluding
			Revenues	Excluding	Currency and
		Currency	Excluding	Currency	Substrate
	Revenues	Impact	Currency	Impact	Sales
	(Millions)

North America Original Equipment
Ride Control	$233	$—	$233	$—	$233
Emission Control	833	—	833	409	424

Total North America Original Equipment	1,066	—	1,066	409	657
North America Aftermarket
Ride Control	212	—	212	—	212
Emission Control	79	—	79	—	79

Total North America Aftermarket	291	—	291	—	291
Total North America	1,357	—	1,357	409	948
Europe Original Equipment
Ride Control	260	—	260	—	260
Emission Control	873	—	873	314	559

Total Europe Original Equipment	1,133	—	1,133	314	819
Europe Aftermarket
Ride Control	116	—	116	—	116
Emission Control	100	—	100	—	100

Total Europe Aftermarket	216	—	216	—	216
South America & India	202	—	202	31	171
Total Europe, South America & India	1,551	—	1,551	345	1,206
Asia	195	—	195	63	132
Australia	108	—	108	10	98

Total Asia Pacific	303	—	303	73	230

Total Tenneco	$3,211	$—	$3,211	$827	$2,384

Revenues from our North American operations decreased $420 million in the first six months of 2009 compared to the same period last year. Reduced OE and aftermarket revenues drove the decline. North American OE emission control revenues were down $344 million in the first six months of 2009. Excluding substrate sales and currency impact, revenues were down $155 million compared to last year. This decrease was primarily due to significantly lower light vehicle OE production, as discussed in the three month discussion above. North American OE ride control revenues for the first six months of 2009 were down $71 million from the prior year. Again, the decrease was primarily due to significantly lower light vehicle OE production, as discussed in the three month discussion above. Our total North American OE revenues, excluding substrate sales and currency, decreased 34 percent in the first six months of 2009 compared to the first six months of 2008, as compared to the North American light vehicle production rate decrease of 50 percent. Aftermarket revenues for North America were $286 million in the first six months of 2009, a decrease of $5 million compared to the prior year. Excluding currency, aftermarket ride control revenues were even with the first six months of 2008 while aftermarket emission control revenues increased two percent in the first six months of 2009 when compared to prior year.

European, South American and Indian segment’s revenues decreased $625 million, or 40 percent, in the first six months of 2009 compared to last year. European light vehicle industry production for the first six months of 2009 decreased 34 percent from the first six months of 2008. Europe OE emission control revenues of $410 million in the first six months of 2009 were down 53 percent as compared to the first six months of last year. Excluding substrate sales and unfavorable impact of $170 million due to currency, Europe OE emission control revenues decreased 23 percent over 2008. Europe OE ride control revenues of $197 million in the first six months of 2009 were down 24 percent year-over-year. Excluding currency, revenues decreased by 10 percent in the first six months of 2009 due to lower production volumes. European aftermarket revenues decreased $55 million in the first six months of 2009 compared to last year. When adjusted for currency, aftermarket revenues were down 10 percent. Excluding the $17 million negative impact of currency, ride control aftermarket revenues were down 11 percent. Emission control aftermarket revenues were down nine percent, excluding $16 million of negative currency, due to lower volumes which more than offset improved pricing. South American and Indian revenues were $158 million during the first six months of 2009, compared to $202 million in the prior year. Excluding negative currency and substrate sales, South American and Indian revenue was up $2 million from last year.

Revenues from our Asia Pacific segment decreased $93 million to $210 million in the first six months of 2009 compared to the same period last year. Excluding the impact of substrate sales and currency, revenues decreased to $194 million from $230 million in the prior year. Asian revenues for the first six months of 2009 were $155 million, down 20 percent from last year. This decrease was primarily due to lower substrate sales in China. Revenues for the first six months of 2009 for Australia decreased 49 percent to $55 million from $108 million. Excluding substrate sales and unfavorable currency, Australian revenue was down $21 million.

EBIT for the three months ended June 30, 2009 and 2008

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2009	2008	Change
	(Millions)

North America	$6	$17	$(11)
Europe, South America & India	6	48	(42)
Asia Pacific	5	10	(5)

	$17	$75	$(58)

The EBIT results shown in the preceding table include the following items, certain of which are discussed below under “Restructuring and Other Charges,” which have an effect on the comparability of EBIT results between periods:

	Three Months
	Ended
	June 30,
	2009	2008
	(Millions)

North America
Restructuring and related expenses	$1	$1
Environmental reserve(1)	5	—
Changeover costs for new aftermarket customers(2)	—	7
Europe, South America & India
Restructuring and related expenses	2	3
Asia Pacific
Restructuring and related expenses	—	2

(1)	Represents a reserve related to environmental liabilities of a company Tenneco acquired in 1996, at locations never operated by Tenneco, and for which that acquired company had been indemnified by Mark IV Industries, which declared bankruptcy in the second quarter of 2009.

(2)	Represents costs associated with changing new aftermarket customers from their prior suppliers to an inventory of our products. Although our aftermarket business regularly incurs changeover costs, we specifically identify in the table above those changeover costs that, based on the size or number of customers involved, we believe are of an unusual nature for the quarter in which they were incurred.

EBIT for North American operations was $6 million in the second quarter of 2009, compared to $17 million one year ago. The benefits to EBIT from lower SGA&E spending, restructuring savings, and manufacturing efficiencies partially offset lower OE production volumes and related manufacturing fixed cost absorption, which together had the most significant negative impact on EBIT. Currency had a $1 million unfavorable impact on North American EBIT. Restructuring and related expenses of $1 million were included in both second quarters of 2009 and 2008. The second quarter of 2009 included a $5 million charge for an environmental reserve while the second quarter of 2008 included $7 million of aftermarket changeover costs.

Our European, South American and Indian segment’s EBIT was $6 million for the second quarter of 2009 compared to $48 million during the same period last year. European, South American and Indian segment’s EBIT benefited from reduced SGA&E spending, restructuring savings and new OE platform launches. These improvements were more than offset by significantly lower OE production volumes and related manufacturing fixed cost absorption. Currency had a $6 million unfavorable impact on European, South American and Indian segment’s EBIT. Included in second quarter 2009 European, South American and Indian segment’s EBIT was $2 million in restructuring and related expenses compared to $3 million for the second quarter of 2008.

EBIT for our Asia Pacific segment in the second quarter of 2009 was $5 million compared to $10 million in the second quarter of 2008. Lower production volumes in Australia and the related manufacturing fixed cost absorption were the primary drivers of the EBIT decline year-over-year. EBIT was also negatively impacted by $2 million of currency in the second quarter of 2009 when compared to last year. The second quarter of 2008 included $2 million in restructuring and related expenses.

Currency had a $9 million unfavorable impact on overall company EBIT for the three months ended June 30, 2009, as compared to the prior year.

EBIT as a Percentage of Revenue

	Three Months
	Ended
	June 30,
	2009	2008

North America	1%	3%
Europe, South America & India	1%	6%
Asia Pacific	4%	6%
Total Tenneco	2%	5%

In North America, EBIT as a percentage of revenue for the second quarter of 2009 was down two percentage points when compared to last year. The decline in EBIT from lower OE production volumes and the related manufacturing fixed cost absorption, lower aftermarket sales, environmental charge and unfavorable currency was partially offset as a percentage of revenue by manufacturing efficiencies, lower aftermarket changeover costs, restructuring savings and other cost reduction efforts. In Europe, South America and India, EBIT margin for the second quarter of 2009 was five percentage points lower than prior year due to significantly lower OE production volumes and related manufacturing fixed cost absorption and unfavorable currency, partially offset by reduced SGA&E spending, restructuring savings, and lower restructuring and related expenses. EBIT as a percentage of revenue for our Asia Pacific segment decreased two percentage points in the second quarter of 2009 versus the prior year as lower production volumes in Australia and the related manufacturing fixed cost absorption and unfavorable currency were partially offset by cost reduction efforts and lower restructuring and related expenses.

EBIT for the Six Months Ended June 30, 2009 and 2008

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2009	2008	Change
	(Millions)

North America	$10	$26	$(16)
Europe, South America & India	(11)	73	(84)
Asia Pacific	5	15	(10)

	$4	$114	$(110)

The EBIT results shown in the preceding table include the following items, certain of which are discussed below under “Restructuring and Other Charges,” which have an effect on the comparability of EBIT results between periods:

	Six Months
	Ended
	June 30,
	2009	2008
	(Millions)

North America
Restructuring and related expenses	$3	$2
Environmental reserve(1)	5	—
Changeover costs for new aftermarket customers(2)	—	7
Europe, South America & India
Restructuring and related expenses	3	6
Asia Pacific
Restructuring and related expenses	—	2

(1)	Represents a reserve related to environmental liabilities of a company Tenneco acquired in 1996, at locations never operated by Tenneco, and for which that acquired company had been indemnified by Mark IV Industries, which declared bankruptcy in the second quarter of 2009.

(2)	Represents costs associated with changing new aftermarket customers from their prior suppliers to an inventory of our products. Although our aftermarket business regularly incurs changeover costs, we specifically identify in the table above those changeover costs that, based on the size or number of customers involved, we believe are of an unusual nature for the quarter in which they were incurred.

EBIT from North American operations decreased to $10 million in the first six months of 2009, from $26 million one year ago. The benefits to EBIT from new platform launches, manufacturing efficiencies, reduced SGA&E spending, lower customer changeover costs, restructuring savings and customer recoveries partially offset lower OE production volumes and related manufacturing fixed cost absorption. Currency had a $7 million unfavorable impact on North American EBIT. Restructuring and related expenses of $3 million and an environmental charge of $5 million were included in the first half of 2009 compared to $2 million of restructuring and related expenses and $7 million of aftermarket changeover costs in the first half of 2008.

Our European, South American and Indian segment’s EBIT was a loss of $11 million for the first six months of 2009 compared to $73 million of earnings during the same period last year. The decline was driven by significantly lower OE production volumes and related manufacturing fixed cost absorption. Reduced selling, general, administrative and engineering costs, restructuring savings, lower restructuring and related expenses and cost reduction efforts only partially offset the decline. Restructuring and related expenses of $3 million were included in EBIT for the first six months of 2009, a decrease of $3 million from the same period last year. Currency had a $12 million unfavorable impact on the first six months’ EBIT of 2009.

EBIT for our Asia Pacific segment in the first six months of 2009 was $5 million compared to $15 million in the first six months of 2008. Lower production volumes in Asia and Australia and the related manufacturing fixed cost absorption reduced EBIT. This decline was partially offset by manufacturing efficiencies, lower restructuring and related expenses, decreased selling, general and administrative costs and other cost reduction efforts. Currency had a negative impact on EBIT of $3 million in the first six months of 2009. Included in EBIT for the first six months of 2008 was $2 million of restructuring and related expenses.

Currency had a $22 million unfavorable impact on overall company EBIT for the six months ended June 30, 2009, as compared to the prior year.

EBIT as a Percentage of Revenue

	Six Months
	Ended
	June 30,
	2009	2008

North America	1%	2%
Europe, South America & India	(1)%	5%
Asia Pacific	2%	5%
Total Tenneco	—	4%

In North America, EBIT as a percentage of revenue for the first six months of 2009 was down one percentage point when compared to last year. The decline in EBIT from lower OE production volumes and the related manufacturing fixed cost absorption, higher restructuring and related expenses, an environmental reserve and unfavorable currency was only partially offset as a percentage of revenue by lower SGA&E spending, restructuring savings, new platform launches and customer recoveries. During the first six months of 2009, North American results included lower aftermarket changeover costs. In Europe, South America and India, EBIT margin for the first six months of 2009 was six percentage points lower than prior year due to significantly lower OE production volumes and related manufacturing fixed cost absorption and unfavorable currency, partially offset by reduced SGA&E spending, restructuring savings and new OE platform launches. Restructuring and related expenses were lower than prior year. EBIT as a percentage of revenue for our Asia Pacific segment decreased three percentage points in the first six months of 2009 versus the prior year as lower production volumes in China and Australia and the related manufacturing fixed cost absorption and unfavorable currency were partially offset by cost reduction efforts and improved manufacturing efficiencies.

Interest Expense, Net of Interest Capitalized

We reported interest expense in the second quarter of 2009 of $35 million net of interest capitalized of $1 million ($34 million in our U.S. operations and $1 million in our foreign operations), up from $33 million net of interest capitalized of $1 million (all in our U.S. operations) from the second quarter of 2008. Excluding the $4 million increase to interest expense from marking to market our interest rate swaps in the second quarter of 2008, interest expense increased in the second quarter of 2009 compared to the prior year as a result of our higher borrowing spreads under our amended credit agreement partially offset by lower LIBOR rates and an increase in our variable rate debt.

We reported interest expense for the first half of 2009 of $66 million net of interest capitalized of $2 million ($65 million in our U.S. operations and $1 million in our foreign operations), up from $58 million net of interest capitalized of $3 million (all in our U.S. operations) a year ago. The requirement to mark to market the interest rate swaps decreased interest expense by $1 million for the first six months of 2008.

On June 30, 2009, we had $1.010 billion in long-term debt obligations that have fixed interest rates. Of that amount, $245 million is fixed through July 2013, $500 million is fixed through November 2014, $250 million is fixed through November 2015, and the remainder is fixed from 2009 through 2025. We also have $450 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” later in this Management’s Discussion and Analysis.

Income Taxes

We reported income tax expense of $11 million in the second quarter of 2009. The tax expense recorded differs from a statutory rate of 35 percent because of $18 million in tax charges primarily related to the impact of not benefiting tax losses in the U.S. and certain foreign jurisdictions. We reported income tax expense of $27 million in the second quarter of 2008 which included a $13 million non-cash charge for tax liabilities related to changes in inter-company billing arrangements.

Income tax expense was $14 million for the first six months of 2009, compared to $32 million for the first six months of 2008. The tax expense recorded for the first six months of 2009 differs from a statutory rate of 35 percent because of $36 million in tax charges primarily related to the impact of not benefiting tax losses in the U.S. and certain foreign jurisdictions. The tax expense recorded for the first six months of 2008 includes $14 million of non-cash charges related to changes in our estimates for tax matters subject to audit and for tax liabilities related to changes in inter-company billing arrangements.

Restructuring and Other Charges

Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. In the fourth quarter of 2001, our Board of Directors approved a restructuring plan, a project known as Project Genesis, which was designed to lower our fixed costs, relocate capacity, reduce our work force, improve efficiency and utilization, and better optimize our global footprint. We have subsequently engaged in various other restructuring projects related to Project Genesis. We incurred $40 million in restructuring and related costs during 2008, of which $17 million was recorded in cost of sales and $23 million was recorded in selling, general, administrative and engineering expense. In the second quarter of 2009, we incurred $3 million in restructuring and related costs, of which $1 million was recorded in cost of sales, $1 million was recorded in selling, general, administrative and engineering expense and $1 million was recorded in depreciation and amortization expense. In the first half of 2009, we incurred $6 million in restructuring and related costs, of which $3 million was recorded in cost of sales, $1 million was recorded in selling, general, administrative and engineering expense and $2 million was recorded in depreciation and amortization expense.

Under the terms of our amended and restated senior credit agreement that took effect on February 23, 2009, we are allowed to exclude $40 million of cash charges and expenses, before taxes, related to cost reduction initiatives incurred after February 23, 2009 from the calculation of the financial covenant ratios required under our senior credit facility. As of June 30, 2009, we have excluded $4 million in allowable charges relating to restructuring initiatives against the $40 million available under the terms of the February 2009 amended and restated senior credit facility.

On January 13, 2009, we announced that we will postpone closing an original equipment ride control plant in the United States as part of our current global restructuring program. We still expect, as announced in October 2008, the elimination of 1,100 positions and estimate that we will record up to $31 million in charges, of which approximately $25 million represents cash expenditures, in connection with the restructuring program announced in the fourth quarter of 2008. We recorded $24 million of these charges in 2008, $3 million in each of the first and second quarters of 2009 and expect to record the remaining $1 million during the rest of 2009. We expect to generate approximately $58 million in annual savings beginning in 2009 related to this restructuring program. Various restructuring projects announced prior to the fourth quarter of 2008 are still being completed, and when complete, will generate an additional $7 million in annual savings.

Earnings (Loss) Per Share

We reported a net loss attributable to Tenneco Inc. of $33 million or $0.72 per diluted common share for the second quarter of 2009, as compared to net income attributable to Tenneco Inc. of $13 million or $0.26 per diluted common share for the second quarter of 2008. Included in the results for the second quarter of 2009 were negative impacts from expenses related to our restructuring activities, an environmental reserve and tax adjustments. The net impact of these items decreased earnings per diluted share by $0.50. Included in the results for the second quarter of 2008 were negative impacts from expenses related to our restructuring activities, the negative impact of new aftermarket changeover costs and tax adjustments. The net impact of these items decreased earnings per diluted share by $0.45. Please read the Notes to the condensed consolidated financial statements for more detailed information on earnings per share.

We reported a net loss attributable to Tenneco Inc of $82 million or $1.76 per diluted common share for the first half of 2009, as compared to net income of $19 million or $0.39 per diluted common share for the first half of 2008. Included in the results for the first half of 2009 were negative impacts from expenses related to our restructuring activities, an environmental reserve and tax adjustments. The net impact of these items decreased earnings per diluted share by $0.92. Included in the results for the first half of 2008 were negative impacts from expenses related to our restructuring activities, the negative impact of new aftermarket changeover costs and tax charges. The net impact of these items decreased earnings per diluted share by $0.52.

Cash Flows for the Three Months Ended June 30, 2009 and 2008

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2009	2008
	(Millions)

Cash provided (used) by:
Operating activities	$112	$58
Investing activities	(32)	(85)
Financing activities	(90)	31

Operating Activities

For the three months ended June 30, 2009, operating activities provided $112 million in cash compared to $58 million in cash provided during the same period last year. For the three months ended June 30, 2009, working capital provided cash of $75 million versus a cash use of $17 million for the three months ended June 30, 2008. Receivables were a use of cash of $3 million compared to a use of cash of $61 million in the prior year. This improvement was despite a year-over-year decrease of $21 million in securitized accounts receivable and was primarily driven by lower year-over-year sales. Inventory cash flow improved by $37 million as a result of our intense focus to reduce inventory levels. Accounts payable provided cash of $38 million compared to last year’s cash inflow of $27 million, an improvement of $11 million. Cash taxes were $8 million for the three months ended June 30, 2009, compared to $12 million in the prior year. Our cash flow from operations in the second quarter of 2009 was our best second quarter operating cash flow in our 10 year history as a stand alone company.

One of our European subsidiaries receives payment from one of its OE customers whereby the accounts receivable are satisfied through the delivery of negotiable financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets as they do not meet our definition of cash equivalents. The amount of these financial instruments that was collected before their maturity date totaled $4 million as of June 30, 2009, compared with $10 million at the same date in 2008. No negotiable financial instruments were held by our European subsidiary as of June 30, 2009 or June 30, 2008.

In certain instances, several of our Chinese subsidiaries receive payment from OE customers and satisfy vendor payments through the receipt and delivery of negotiable financial instruments. Financial instruments used to satisfy vendor payables and not redeemed totaled $11 million and $14 million at June 30, 2009 and 2008, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $13 million and $11 million at June 30, 2009 and 2008, respectively, and were classified as other current assets. One of our Chinese subsidiaries that issues its own negotiable financial instruments to pay its vendors is required to maintain a cash balance if they exceed certain credit limits with the financial institution that guarantees those financial instruments. A restricted cash balance was not required at that Chinese subsidiary at June 30, 2009 and 2008.

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

Investing Activities

Cash used for investing activities was $53 million lower in the second quarter of 2009 compared to the same period a year ago. Cash payments for plant, property and equipment were $30 million in the second quarter of 2009 versus payments of $64 million in the second quarter of 2008. Cash of $19 million was used to acquire the Kettering, Ohio ride control operations during the second quarter of 2008. Cash payments for software-related intangible assets were $2 million in the second quarter of 2009 compared to $3 million in the second quarter of 2008.

Financing Activities

Cash flow from financing activities was a $90 million outflow in the second quarter of 2009 compared to an inflow of $31 million in the same period of 2008. The decrease was mainly due to lower year-over-year borrowings against our revolver during the second quarter of 2009 as compared to the second quarter of 2008. Borrowings from our revolving credit facility are utilized as needed to supplement our cash flows from operating activities to fund our working capital requirements.

Cash Flows for the Six Months Ended June 30, 2009 and 2008

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2009	2008
	(Millions)

Cash provided (used) by:
Operating activities	$31	$(6)
Investing activities	(67)	(152)
Financing activities	27	115

Operating Activities

For the six months ended June 30, 2009, operating activities provided $31 million in cash compared to $6 million in cash used during the same period last year. For the six months ended June 30, 2009, cash used for working capital was $16 million versus $144 million for the six months ended June 30, 2008. Receivables were a use of cash of $57 million compared to a cash use of $148 million in the prior year. Inventory represented a cash inflow of $67 million during the six months ended June 30, 2009, an improvement of $114 million over the prior year. The year-over-year improvement of inventory was primarily a result of our intense focus to reduce inventory levels. Accounts payable used cash of $36 million, a decrease from last year’s cash inflow of $50 million due to the rapid decline in production levels. Cash taxes were $12 million for the six months ended June 30, 2009, compared to $24 million in the prior year.

Investing Activities

Cash used for investing activities was $85 million lower in the first half of 2009 compared to the same period a year ago. Cash payments for plant, property and equipment were $66 million in the first half of 2009 versus payments of $127 million in the first six months of 2008. The decrease of $61 million in cash payments for plant, property and equipment was a result of our efforts to conserve cash. We anticipate our capital spending for the entire 2009 year to be $140 million. Cash of $19 million was used to acquire ride control assets at Delphi’s Kettering, Ohio location during the first half of 2008. Cash payments for software-related intangible assets were $4 million in the first six months of 2009 compared to $8 million in the first six months of 2008.

Financing Activities

Cash flow from financing activities was a $27 million inflow in the first six months of 2009 compared to an inflow of $115 million in the same period of 2008. The primary reason for the change is attributable to a decrease in year-over-year borrowings against our revolver during the first six months of 2009 as compared to the same period in 2008. Borrowings from our revolving credit facility are utilized as needed to supplement our cash flows from operating activities to fund our working capital requirements.

Outlook

We are cautiously optimistic that the worst of the global automotive downturn is behind us. Current industry conditions remain weak in most regions of the world and economic conditions are fragile, making it difficult to predict when we will see the beginning of a sustainable recovery. Furthermore, the fact that sales levels in many key markets have been buoyed by government stimulus programs adds to the challenge of predicting a recovery given the uncertainty as to when many of these programs will end and their impact on future sales.

According to Global Insight, light vehicle production is expected to be down year-over-year in most geographic regions throughout the world for the second half of the year. North American light vehicle production levels are expected to decline 12 percent in the second half of 2009 as compared to 2008. Second half vehicle production in Europe is expected to fall year-over-year by five percent. Global Insight projects production in the second half of the year to decline in South America by seven percent, while India’s light vehicle production is projected to increase by 19 percent. China light vehicle production is expected to increase by eight percent year-over-year, while Australia’s production is projected to decline by four percent in the second half of the year.

As the outlook for the rest of the year remains uncertain, it is still not possible to provide any OE revenue guidance at this time. Future global OE production projections are too unreliable for us to provide guidance regarding our OE revenue growth.

Although numerous governments have enacted incentive programs, which are positively impacting vehicle sales, and the uncertainty over the GM and Chrysler bankruptcies has been alleviated, we are not anticipating a significant industry sales recovery over the remainder of 2009. However, the majority of vehicle inventory corrections were achieved in the first half of 2009 and we expect stronger OE production volumes in the second half of the year as production begins to track more closely with sales.

We will continue to plan conservatively for the remainder of the year and we will not let up on our cost reduction and cash generation initiatives. These strategies have proven effective in helping us manage through this tough and unstable environment during the first six months of the year. At the same time, we are continuing to make progress on achieving our long-term growth strategies. We will continue to work on striking the right balance between taking the actions necessary to withstand this current economic downturn and keeping us positioned and prepared to capitalize on an eventual recovery, especially given that our growth is more a function of new content and expansion into the commercial vehicle markets than light vehicle volume recovery. As early as the end of this year, we have new programs launching that require higher emission control content. We are targeting investments in the regulatory-driven technologies and capabilities required to support these light and commercial vehicle launches that ramp up in 2010.

We continue to focus globally on controlling discretionary spending, increasing productivity and reducing costs through Six Sigma, Lean manufacturing and restructuring activities.

We have revised our full year guidance down on capital spending to $140 million from $160 million, as well as our guidance on cash taxes from $40 - $45 million to $35 - $40 million.

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

Revenue Recognition

We recognize revenue for sales to our original equipment and aftermarket customers when title and risk of loss passes to the customers under the terms of our arrangements with those customers, which is usually at the time of shipment from our plants or distribution centers. In connection with the sale of exhaust systems to certain original equipment manufacturers, we purchase catalytic converters and diesel particulate filters or components thereof including precious metals (“substrates”) on behalf of our customers which are used in the assembled system. These substrates are included in our inventory and “passed through” to the customer at our cost, plus a small margin, since we take title to the inventory and are responsible for both the delivery and quality of the finished product. Revenues recognized for substrate sales were $416 million, and $827 million for the first six months of 2009 and 2008, respectively. For our aftermarket customers, we provide for promotional incentives and returns at the time of sale. Estimates are based upon the terms of the incentives and historical experience with returns. Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis. Shipping and handling costs billed to customers are included in revenues and the related costs are included in cost of sales in our Statements of Income (Loss).

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

Pre-production Design and Development and Tooling Assets

We expense pre-production design and development costs as incurred unless we have a contractual guarantee for reimbursement from the original equipment customer. Unbilled preproduction design and development costs recorded in prepayments and other and long-term receivables totaled $12 million on the balance sheet at both June 30, 2009 and December 31, 2008, respectively. In addition, plant, property and equipment included $53 million at both June 30, 2009 and December 31, 2008, respectively, for original equipment tools and dies that we own, and prepayments and other included $18 million and $22 million at June 30, 2009 and December 31, 2008, respectively, for in-process tools and dies that we are building for our original equipment customers.

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

Valuation allowances have been established for deferred tax assets based on a “more likely than not” threshold. The ability to realize deferred tax assets depends on our ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each tax jurisdiction. We have considered the following possible sources of taxable income when assessing the realization of our deferred tax assets:

•	Future reversals of existing taxable temporary differences;

•	Taxable income or loss, based on recent results, exclusive of reversing temporary differences and carryforwards; and

•	Tax-planning strategies.

In 2008, we recorded tax expense of $289 million primarily related to establishing a valuation allowance against our net deferred tax assets in the U.S. During the first six months of 2009, we recorded an additional valuation allowance of $19 million primarily related to U.S. tax benefits recorded on first six months 2009 U.S. losses. In the U.S., we utilize the results from 2008 and a projection of our results for 2009 as a measure of the cumulative losses in recent years. Accounting standards do not permit us to give any consideration to a likely economic recovery in the U.S. or the recent new business we have won particularly in the commercial vehicle segment in evaluating the requirement to record a valuation allowance. Consequently, we concluded that our ability to fully utilize our NOLs was limited due to projecting the current negative economic environment into the future and the impact of the current negative operating environment on our tax planning strategies. As a result of tax planning strategies which have not yet been implemented but which we plan to implement and which do not depend upon generating future taxable income, we continue to carry deferred tax assets in the U.S. of $70 million relating to the expected utilization of those NOLs. The federal NOL expires beginning in 2020 through 2028. The state NOLs expire in various years through 2028.

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

Except in the U.K., our pension plans generally do not require employee contributions. Our policy is to fund our pension plans in accordance with applicable U.S. and foreign government regulations and to make additional payments as funds are available to achieve full funding of the accumulated benefit obligation. At June 30, 2009, all legal funding requirements had been met. Other postretirement benefit obligations, such as retiree medical, and certain foreign pension plans are funded as the obligations become due.

Changes in Accounting Pronouncements

Footnote 13 in our Notes to Condensed Consolidated Financial Statements located in Part I Item 1 of this Form 10-Q is incorporated herein by reference.

Liquidity and Capital Resources

Capitalization

	June 30,	December 31,
	2009	2008	% Change
	(Millions)

Short-term debt and maturities classified as current	$65	$49	33%
Long-term debt	1,455	1,402	4

Total debt	1,520	1,451	5

Total redeemable noncontrolling interests	4	7	(43)

Total noncontrolling interests	23	24	(4)
Tenneco Inc. Shareholders’ equity	(290)	(251)	(16)

Total equity	(267)	(227)	(18)

Total capitalization	$1,257	$1,231	2

General.  Short-term debt, which includes maturities classified as current and borrowings by foreign subsidiaries, was $65 million and $49 million as of June 30, 2009 and December 31, 2008, respectively. Borrowings under our revolving credit facilities, which are classified as long-term debt, were $299 million and $239 million as of June 30, 2009 and December 31, 2008, respectively.

The 2009 year-to-date decrease in total equity primarily resulted from a $39 million increase of translation of foreign balances into U.S. dollars and a net loss attributable to Tenneco Inc. of $82 million. While our book equity balance was negative at June 30, 2009, it had no effect on our business operations. We have no debt covenants that are based upon our book equity, and there are no other agreements that are adversely impacted by our negative book equity.

Overview.  Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions. The arrangement is secured by substantially all our domestic assets and pledges of up to 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries. As of June 30, 2009, the senior credit facility consisted of a five- year, $144 million term loan A maturing in March 2012, a five-year, $550 million revolving credit facility maturing in March 2012, and a seven-year $130 million tranche B-1 letter of credit/revolving loan facility maturing in March 2014. Our outstanding debt also includes $245 million of 10 1/4 percent senior secured notes due July 15, 2013, $250 million of 8 1/8 percent senior notes due November 15, 2015, and $500 million of 8 5/8 percent senior subordinated notes due November 15, 2014. At June 30, 2009 we had unused borrowing capacity of $333 million under our $680 million revolving credit facility with $299 million in outstanding borrowings and $48 million in letters of credit.

The term loan A facility is payable in twelve consecutive quarterly installments, commencing June 30, 2009 as follows: $6 million due each of June 30, September 30, December 31, 2009 and March 31, 2010, $15 million due each of June 30, September 30, December 31, 2010 and March 31, 2011, and $17 million due each of June 30,

September 30, December 31, 2011 and March 16, 2012. Over the next twelve months we plan to repay $32 million of the senior term loan due 2012 by increasing our revolver borrowings which are classified as long-term debt. Accordingly, we have classified the $32 million repayment as long-term debt. The revolving credit facility requires that any amounts drawn be repaid by March 2012. Prior to that date, funds may be borrowed, repaid and re-borrowed under the revolving credit facility without premium or penalty. Letters of credit may be issued under the revolving credit facility.

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

On December 24, 2008, we amended our senior secured credit facility to increase the margin we pay on the borrowings from 1.50% to 3.00% on revolver loans, term loan A and tranche B-1 loans; from 0.50% to 2.00% on prime based loans; from 1.00% to 2.50% on federal funds based loans and from 0.35% to 0.50% on the commitment fee associated with the facility. In addition, we agreed to pay each consenting lender a fee. The lender fee plus amendment costs were approximately $3 million.

In December 2008, we terminated the fixed-to-floating interest rate swaps we entered into in April 2004. The change in the market value of these swaps was recorded as part of interest expense with an offset to other long-term assets or liabilities.

Senior Credit Facility — Interest Rates and Fees.  Borrowings and letters of credit issued under the senior credit facility bear interest at an annual rate equal to, at our option, either (i) the London Interbank Offered Rate plus a margin as set forth in the table below; or (ii) a rate consisting of the greater of the JPMorgan Chase prime rate or the Federal Funds rate, plus a margin as set forth in the table below:

	For the Period
	3/16/2007	12/24/2008	2/23/2009	3/2/2009
	thru	thru	thru	thru	Beginning
	12/23/2008	2/22/2009	3/1/2009	5/14/2009	5/15/2009

Applicable Margin over LIBOR for Revolving Loans	1.50%	3.00%	5.50%	4.50%	5.00%
Applicable Margin over LIBOR for Term Loan A Loans	1.50%	3.00%	5.50%	4.50%	5.00%
Applicable Margin over LIBOR for Tranche B-1 Loans	1.50%	3.00%	5.50%	5.00%	5.00%
Applicable Margin for Prime-based Loans	0.50%	2.00%	4.50%	3.50%	4.00%
Applicable Margin for Federal Funds based Loans	1.00%	2.50%	5.00%	4.00%	4.50%
Commitment Fee	0.35%	0.50%	0.75%	0.50%	0.50%

Senior Credit Facility — Other Terms and Conditions.  As described above, we are highly leveraged. Our senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA, as defined in the senior credit facility agreement), and consolidated interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined under the senior credit facility agreement) at the end of each period indicated. Failure to maintain these ratios will result in a default under our senior credit facility. The financial ratios required under the amended and restated senior credit facility and, the actual ratios we achieved for the first and second quarters of 2009, are as follows:

	Quarter Ended
	March 31, 2009		June 30, 2009
	Req.	Act.	Req.	Act.

Leverage Ratio (maximum)	5.50	4.72	7.35	5.77
Interest Coverage Ratio (minimum)	2.25	2.91	1.85	2.21

The financial ratios required under the senior credit facility for the remainder of 2009 and beyond are set forth below:

		Interest
	Leverage	Coverage
Period Ending	Ratio	Ratio

September 30, 2009	7.90	1.55
December 31, 2009	6.60	1.60
March 31, 2010	5.50	2.00
June 30, 2010	5.00	2.25
September 30, 2010	4.75	2.30
December 31, 2010	4.50	2.35
March 31, 2011	4.00	2.55
June 30, 2011	3.75	2.55
September 30, 2011	3.50	2.55
December 31, 2011	3.50	2.55
Each quarter thereafter	3.50	2.75

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

The senior credit facility agreement also contains restrictions on our operations that are customary for similar facilities, including limitations on: (i) incurring additional liens; (ii) sale and leaseback transactions (except for the permitted transactions as described in the amended and restated agreement); (iii) liquidations and dissolutions; (iv) incurring additional indebtedness or guarantees; (v) investments and acquisitions; (vi) dividends and share repurchases; (vii) mergers and consolidations; and (viii) refinancing of subordinated and 10 1/4 percent senior secured notes. Compliance with these requirements and restrictions is a condition for any incremental borrowings under the senior credit facility agreement and failure to meet these requirements enables the lenders to require repayment of any outstanding loans. As of June 30, 2009, we were in compliance with all the financial covenants and operational restrictions of the facility.

Our senior credit facility does not contain any terms that could accelerate payment of the facility or affect pricing under the facility as a result of a credit rating agency downgrade.

Senior Secured, Senior and Subordinated Notes.  As of June 30, 2009, our outstanding debt also includes $245 million of 10 1/4 percent senior secured notes due July 15, 2013, $250 million of 8 1/8 percent senior notes due November 15, 2015, and $500 million of 8 5/8 percent senior subordinated notes due November 15, 2014. We can redeem some or all of the notes at any time after July 15, 2008 in the case of the senior secured notes, November 15, 2009 in the case of the senior subordinated notes and November 15, 2011 in the case of the senior notes. If we sell certain of our assets or experience specified kinds of changes in control, we must offer to repurchase the notes. We are permitted to redeem up to 35 percent of the senior notes with the proceeds of certain equity offerings completed before November 15, 2010.

Our senior secured, senior and senior subordinated notes require that, as a condition precedent to incurring certain types of indebtedness not otherwise permitted, our consolidated fixed charge coverage ratio, as calculated on a proforma basis, be greater than 2.00. We have not incurred any of the types of indebtedness not otherwise permitted by the indentures. The indentures also contain restrictions on our operations, including limitations on: (i) incurring additional indebtedness or liens; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; (v) asset sales and (vi) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. In addition, the senior secured notes and related guarantees are secured by second priority liens, subject to specified exceptions, on all of our and our subsidiary guarantors’ assets that secure obligations under our senior credit facility, except that only a portion of the capital stock of our subsidiary guarantors’ domestic subsidiaries is provided as collateral and no assets or capital stock of our direct or indirect foreign subsidiaries secure the notes or guarantees. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. The senior subordinated notes rank junior in right of payment to our senior credit facility and any future senior debt incurred. As of June 30, 2009, we were in compliance with the covenants and restrictions of these indentures.

Accounts Receivable Securitization.  In addition to our senior credit facility, senior secured notes, senior notes and senior subordinated notes, we also sell some of our accounts receivable on a nonrecourse basis in North America and Europe. In North America, we have an accounts receivable securitization program with two commercial banks and we have sold some of our GM receivables into the U.S. Treasury program. We sell original equipment and aftermarket receivables on a daily basis under the bank program. We had sold accounts receivable under the bank program of $66 million and $101 million at June 30, 2009 and December 31, 2008, respectively. This program is subject to cancellation prior to its maturity date if we (i) fail to pay interest or principal payments on an amount of indebtedness exceeding $50 million, (ii) default on the financial covenant ratios under the senior credit facility, or (iii) fail to maintain certain financial ratios in connection with the accounts receivable securitization program. In January 2009, the U.S. program was amended and extended to March 2, 2009 at a facility size of $120 million. These revisions had the affect of reducing the amount of receivables sold by approximately $10 million to $30 million compared to the terms of the previous program. On February 23, 2009 this program was renewed for 364 days to February 22, 2010 at a facility size of $100 million. As part of the renewal, the margin we pay the banks increased. In April 2009, we further amended the U.S. Securitization program by removing receivables related to General Motors Corporation and Chrysler LLC from the program. The program was further amended in June 2009 to include receivables from Chrysler Group LLC and in July 2009 to include receivables from General Motors Company. Removing General Motors Corporation and Chrysler LLC from our existing securitization program allowed us to guarantee all or a portion of those receivables into the supplier program established by the United States Treasury Department created to support suppliers to domestic OEMs. While the funding costs incurred by the banks are expected to be down in 2009, we estimate that the additional margin would otherwise increase the loss we record on the sale of receivables by approximately $4 million annually. The loss we incurred under the U.S. Treasury program was 2% of the receivable. We elected to end our participation in the U.S. Treasury program in July 2009. We also sell some receivables in our European operations to regional banks in Europe. At June 30, 2009, we had sold $106 million of accounts receivable in Europe up from $78 million at December 31, 2008. The arrangements to sell receivables in Europe are provided under 9 separate arrangements, by various financial institutions in each of the foreign jurisdictions. The commitments for these arrangements are generally for one year but some may be cancelled with 90 day notice prior to renewal. In four instances, the arrangement provides for cancellation by financial institution at any time upon 30 days, or less, notification. If we were not able to sell receivables under either the North American or European securitization programs, our borrowings under our revolving credit agreements may increase. These accounts receivable securitization programs provide us with access to cash at costs that are generally favorable to alternative sources of financing, and allow us to reduce borrowings under our revolving credit agreements.

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

In managing our foreign currency exposures, we identify and aggregate existing offsetting positions and then hedge residual exposures through third-party derivative contracts. The following table summarizes by major currency the notional amounts, weighted-average settlement rates, and fair value for foreign currency forward purchase and sale contracts as of June 30, 2009. The fair value of our foreign currency forward contracts is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. All contracts in the following table mature in 2009.

		June 30, 2009
		Notional Amount	Weighted Average	Fair Value in
		in Foreign Currency	Settlement Rates	U.S. Dollars
		(Millions Except Settlement Rates)

Australian dollars	—Purchase	37	0.806	$30
	—Sell	(3)	0.806	(3)
British pounds	—Purchase	26	1.645	44
	—Sell	(25)	1.646	(42)
European euro	—Purchase	—	—	—
	—Sell	(25)	1.404	(35)
South African rand	—Purchase	396	0.130	51
	—Sell	(26)	0.130	(3)
U.S. dollars	—Purchase	6	1.004	6
	—Sell	(58)	1.001	(58)
Other	—Purchase	911	0.016	14
	—Sell	(1)	0.860	(1)

				$3

Interest Rate Risk

Our financial instruments that are sensitive to market risk for changes in interest rates are primarily our debt securities. We use our revolving credit facilities to finance our short-term and long-term capital requirements. We pay a current market rate of interest on these borrowings. Our long-term capital requirements have been financed with long-term debt with original maturity dates ranging from five to ten years. On June 30, 2009, we had $1.010 billion in long-term debt obligations that have fixed interest rates. Of that amount, $245 million is fixed through July 2013, $500 million is fixed through November 2014, $250 million is fixed through November 2015, and the remainder is fixed from 2009 through 2025. We also have $450 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” earlier in this Management’s Discussion and Analysis.

We estimate that the fair value of our long-term debt at June 30, 2009 was about 84 percent of its book value. A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $5 million.

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

As of June 30, 2009, we have the obligation to remediate or contribute towards the remediation of certain sites, including two existing Superfund sites. At June 30, our estimated share of environmental remediation costs at these sites was approximately $17 million. Based on information known to us, we have established reserves that we believe are adequate for these costs. Although we believe these estimates of remediation costs are reasonable and are based on the latest available information, the costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute towards the remediation costs. In addition, certain environmental statutes provide that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at these sites has been considered, where appropriate, in our determination of our estimated liability.

The $17 million noted above includes $5 million of estimated environmental remediation costs that result from the recent bankruptcy of Mark IV Industries. Prior to our acquisition of The Pullman Company, Pullman had sold certain assets to Mark IV. As partial consideration for the purchase of these assets, Mark IV agreed to assume Pullman’s and its subsidiaries’ historical obligations to contribute towards the environmental remediation of certain sites. Mark IV recently filed a petition for insolvency under Chapter 11 of the United States Bankruptcy Code and notified Pullman that it no longer intends to continue to contribute toward the remediation of those sites. We are conducting a thorough analysis and review of these matters and it is possible that our estimate may change as additional information becomes available to us. We do not believe that any potential costs associated with our current status as a potentially responsible party in the Superfund site, or as a liable party at the other locations referenced herein, will be material to our consolidated results of operations, financial position or cash flows.

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

In addition, we are subject to a number of lawsuits initiated by a significant number of claimants alleging health problems as a result of exposure to asbestos. A small percentage of claims have been asserted by railroad workers alleging exposure to asbestos products in railroad cars manufactured by The Pullman Company, one of our subsidiaries. Nearly all of the claims are related to alleged exposure to asbestos in our automotive emission control products. Only a small percentage of these claimants allege that they were automobile mechanics and a significant number appear to involve workers in other industries or otherwise do not include sufficient information to determine whether there is any basis for a claim against us. We believe, based on scientific and other evidence, it is unlikely that mechanics were exposed to asbestos by our former muffler products and that, in any event, they would not be at increased risk of asbestos-related disease based on their work with these products. Further, many of these cases involve numerous defendants, with the number of each in some cases exceeding 100 defendants from a variety of industries. Additionally, the plaintiffs either do not specify any, or specify the jurisdictional minimum, dollar amount for damages. As major asbestos manufacturers continue to go out of business or file for bankruptcy, we may experience an increased number of these claims. We vigorously defend ourselves against these claims as part of our ordinary course of business. In future periods, we could be subject to cash costs or non-cash charges to earnings if any of these matters is resolved unfavorably to us. To date, with respect to claims that have proceeded sufficiently through the judicial process, we have regularly achieved favorable resolution. During the first six months of 2009, dismissals were initiated on behalf of 6 plaintiffs and are in process; we were dismissed from an additional 697 cases. Accordingly, we presently believe that these asbestos-related claims will not have a material adverse impact on our future consolidated financial condition, results of operations or cash flows.

Employee Stock Ownership Plans

We have established Employee Stock Ownership Plans for the benefit of our domestic employees. Under the plans, subject to limitations in the Internal Revenue Code, participants may elect to defer up to 75 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. Prior to January 1, 2009, we matched in cash 50 percent of each employee’s contribution up to eight percent of the employee’s salary. We have temporarily discontinued these matching contributions to salaried and hourly U.S. employees as a result of the recent global economic downturn. We will continue to reevaluate the Company’s ability to restore the matching contribution for the U.S. employees. In connection with freezing the defined benefit pension plans for nearly all U.S. based salaried and non-union hourly employees effective December 31, 2006, and the related replacement of those defined benefit plans with defined contribution plans, we are making additional contributions to the Employee Stock Ownership Plans. These additional contributions are not affected by the temporary disruption of matching contributions discussed above. We recorded expense for these contributions of approximately $4 million and $9 million for the six months ended June 30, 2009 and 2008, respectively. Matching contributions vest immediately. Defined benefit replacement contributions fully vest on the employee’s third anniversary of employment.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(a) None.

(b) Not applicable.

(c) Purchase of equity securities by the issuer and affiliated purchasers.  The following table provides information relating to our purchase of shares of our common stock in the second quarter of 2009. All of these purchases reflect shares withheld upon vesting of restricted stock, to satisfy statutory minimum tax withholding obligations.

	Total Number of	Average
Period	Shares Purchased	Price Paid

April 2009	—	$—
May 2009	5,556	$6.50
June 2009	5,434	$8.15

Total	10,990	$7.32

We presently have no publicly announced repurchase plan or program, but intend to continue to satisfy statutory minimum tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual stockholders’ meeting on May 13, 2009, to consider and vote on three separate proposals: (1) a proposal to elect Charles W. Cramb, Dennis J. Letham, Frank E. Macher, Hari N. Nair, Roger B. Porter, David B. Price, Jr., Gregg M. Sherrill, Paul T. Stecko, Mitsunobu Takeuchi and Jane L. Warner as directors of our company for a term expiring at our next annual stockholders’ meeting (2) a proposal to ratify the appointment of Deloitte & Touche LLP as independent public accountants for 2009 and (3) a proposal to amend the Tenneco Inc. 2006 Long-Term Incentive Plan to increase the shares of the Company’s common stock available for delivering under the plan by 2.3 million additional shares, with each share underlying an option counting as one share and each share underlying a full value counting as 1.25 shares against the total plan availability. The following sets forth the vote results with respect to these proposals at the meeting:

Election of Directors

	Votes For	Votes Against	Abstentions

Charles W. Cramb	37,264,185	1,645,959	1,272,308
Dennis J. Letham	37,392,691	1,434,372	1,337,388
Frank E. Macher	37,309,972	1,551,667	1,302,814
Hari N. Nair	36,566,152	2,995,295	603,005
Roger B. Porter	36,243,146	2,618,784	1,302,522
David B. Price, Jr.	36,164,851	2,702,070	1,297,532
Gregg M. Sherrill	37,106,665	2,210,855	846,932
Paul T. Stecko	35,430,127	4,137,793	596,533
Mitsunobu Takeuchi	37,853,404	1,075,131	1,235,917
Jane L. Warner	36,628,109	2,262,672	1,273,671

Ratification of Appointment of Deloitte & Touche LLP

Votes For	Votes Against	Abstentions

38,193,092	970,624	1,000,737

Ratification of Amendment to the Tenneco Inc. 2006 Long-Term Incentive Plan

Votes For	Votes Against	Abstentions

24,129,265	9,541,792	109,629

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Tenneco Inc. has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TENNECO INC.

By:	/s/ Kenneth R. Trammell
Kenneth R. Trammell
Executive Vice President and Chief
Financial Officer

Dated: August 6, 2009

INDEX TO EXHIBITS
TO
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2009

Exhibit
Number			Description

*10	.1	—	Amendment No. 12, dated June 25, 2009, to the Second Amended and Restated Receivables Purchase Agreement, dated as of May 4, 2005, among Tenneco Automotive Operating Company Inc., as Servicer, Tenneco Automotive RSA Company, as Seller, Falcon Asset Securitization Company LLC as assignee of Jupiter Securitization Corporation and Liberty Street Funding Corp., as Conduits, The Bank of Nova Scotia, JP Morgan Chase Bank, N.A. and the Committed Purchasers from time to time party thereto.
*10	.2	—	Amendment No. 13, dated July 31, 2009, to the Second Amended and Restated Receivables Purchase Agreement, dated as of May 4, 2005, among Tenneco Automotive Operating Company Inc., as Servicer, Tenneco Automotive RSA Company, as Seller, Falcon Asset Securitization Company LLC as assignee of Jupiter Securitization Corporation and Liberty Street Funding Corp., as Conduits, The Bank of Nova Scotia, JP Morgan Chase Bank, N.A. and the Committed Purchasers from time to time party thereto.
10.3		—	Tenneco Inc. 2006 Long-Term Incentive Plan (as Amended and Restated Effective March 11, 2009) (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 31, 2009).
*12		—	Computation of Ratio of Earnings to Fixed Charges.
*15		—	Letter of Deloitte and Touche LLP regarding interim financial information.
*31	.1	—	Certification of Gregg M. Sherrill under Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	—	Certification of Kenneth R. Trammell under Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	—	Certification of Gregg M. Sherrill and Kenneth R. Trammell under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.