Form 10-Q
period 2009-09-30
TENNECO INC
filed 2009-11-06
CIK 1024725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
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

Common Stock, par value $0.01 per share: 47,393,593 shares outstanding as of October 30, 2009.

Page

Part I — Financial Information
Item 1. Financial Statements (Unaudited)	4
Tenneco Inc. and Consolidated Subsidiaries —
Report of Independent Registered Public Accounting Firm	4
Condensed Consolidated Statements of Income (Loss)	5
Condensed Consolidated Balance Sheets	6
Condensed Consolidated Statements of Cash Flows	7
Condensed Consolidated Statements of Changes in Shareholders’ Equity	8
Condensed Consolidated Statements of Comprehensive Income (Loss)	9
Notes to Condensed Consolidated Financial Statements	11
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item 3. Quantitative and Qualitative Disclosures About Market Risk	65
Item 4. Controls and Procedures	66
Part II — Other Information
Item 1. Legal Proceedings	*
Item 1A. Risk Factors	67
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	67
Item 3. Defaults Upon Senior Securities	*
Item 4. Submission of Matters to a Vote of Security Holders	*
Item 5. Other Information	*
Item 6. Exhibits	69
EX-10.1
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

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR”
PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, our prospects and business strategies. These forward-looking statements are included in various sections of this report, including the section entitled “Outlook” appearing in Item 2 of this report. The words “may,” “will,” “believe,” “should,” “could,” “plan,” “expect,” “anticipate,” “estimate,” and similar expressions (and variations thereof), identify these forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, these expectations may not prove to be correct. Because these forward-looking statements are also subject to risks and uncertainties, actual results may differ materially from the expectations expressed in the forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include:

•	general economic, business and market conditions, including without limitation the severe financial difficulties facing a number of companies in the automotive industry as a result of the current global economic crisis, including the potential impact thereof on labor unrest, supply chain disruptions, weakness in demand and the collectibility of any accounts receivable due to us from such companies;

•	our ability to access the capital or credit markets and the cost of capital, including the recent global financial and liquidity crisis, changes in interest rates, market perceptions of the sector in which we operate or ratings of our securities;

•	the recent volatility in the credit markets, the losses which may be sustained by our lenders due to their lending and other financial relationships and the general instability of financial institutions due to a weakened economy;

•	changes in consumer demand, prices and our ability to have our products included on top selling vehicles, such as the significant shift in consumer preferences from light trucks, which tend to be higher margin products for our customers and us, to other vehicles in light of higher fuel cost and the impact of the current global economic crisis, and other factors impacting the cyclicality of automotive production and sales of automobiles which include our products, and the potential negative impact on our revenues and margins from such products;

•	changes in automotive manufacturers’ production rates and their actual and forecasted requirements for our products, such as the significant production cuts over the past year by automotive manufacturers in response to difficult economic conditions;

•	the overall highly competitive nature of the automotive parts industry, and our resultant inability to realize the sales represented by our awarded book of business (which is based on anticipated pricing for the applicable program over its life, and is subject to increases or decreases due to changes in customer requirements, customer and consumer preferences, and the number of vehicles actually produced by customers);

•	the loss of any of our large original equipment manufacturer (“OEM”) customers (on whom we depend for a substantial portion of our revenues), or the loss of market shares by these customers if we are unable to achieve increased sales to other OEMs;

•	labor disruptions at our facilities or any labor or other economic disruptions at any of our significant customers or suppliers or any of our customers’ other suppliers (such as the 2008 strike at American Axle, which disrupted our supply of products for significant General Motors platforms);

•	increases in the costs of raw materials, including our ability to successfully reduce the impact of any such cost increases through materials substitutions, cost reduction initiatives, low cost country sourcing, and price recovery efforts with aftermarket and OE customers;

•	the cyclical nature of the global vehicle industry, including the performance of the global aftermarket sector and the longer product lives of automobile parts;

•	our continued success in cost reduction and cash management programs and our ability to execute restructuring and other cost reduction plans and to realize anticipated benefits from these plans;

•	costs related to product warranties;

•	the impact of consolidation among automotive parts suppliers and customers on our ability to compete;

•	operating hazards associated with our business;

•	changes in distribution channels or competitive conditions in the markets and countries where we operate, including the impact of changes in distribution channels for aftermarket products on our ability to increase or maintain aftermarket sales;

•	the negative impact of higher fuel prices and overall market weakness on discretionary purchases of aftermarket products by consumers;

•	the cost and outcome of existing and any future legal proceedings;

•	economic, exchange rate and political conditions in the foreign countries where we operate or sell our products;

•	customer acceptance of new products;

•	new technologies that reduce the demand for certain of our products or otherwise render them obsolete;

•	our ability to realize our business strategy of improving operating performance;

•	our ability to successfully integrate any acquisitions that we complete;

•	changes by the Financial Accounting Standards Board or the Securities and Exchange Commission of authoritative generally accepted accounting principles or policies;

•	changes in accounting estimates and assumptions, including changes based on additional information;

•	potential legislation, regulatory changes and other governmental actions, including the ability to receive regulatory approvals and the timing of such approvals;

•	the impact of changes in and compliance with laws and regulations, including environmental laws and regulations, environmental liabilities in excess of the amount reserved, the adoption of the current mandated timelines for worldwide emission regulation and any changes to the timing of the funding requirements for our pension and other postretirement benefit liabilities;

•	the potential impairment in the carrying value of our long-lived assets and goodwill or our deferred tax assets;

•	potential volatility in our effective tax rate;

•	acts of war and/or terrorism, including, but not limited to, the current military action in Iraq and Afghanistan, the current situation in North Korea, and the continuing war on terrorism, as well as actions taken or to be taken by the United States and other governments as a result of further acts or threats of terrorism, and the impact of these acts on economic, financial and social conditions in the countries where we operate; and

•	the timing and occurrence (or non-occurrence) of other transactions, events and circumstances which may be beyond our control.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Tenneco Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Tenneco Inc. and consolidated subsidiaries (the “Company”) as of September 30, 2009, and the related condensed consolidated statements of income (loss), cash flows, comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2009 and 2008, and of changes in shareholders’ equity for the nine-month periods ended September 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

Deloitte & Touche LLP

Chicago, IL
November 6, 2009

TENNECO INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(Millions Except Share and Per Share Amounts)

Revenues
Net sales and operating revenues	$1,254	$1,497	$3,327	$4,708

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	1,043	1,298	2,783	4,007
Engineering, research, and development	27	29	72	99
Selling, general, and administrative	90	87	256	294
Depreciation and amortization of other intangibles	55	56	162	168

	1,215	1,470	3,273	4,568

Other income (expense)
Loss on sale of receivables	(2)	(3)	(6)	(7)
Other income (expense)	(2)	4	(9)	9

	(4)	1	(15)	2

Income before interest expense, income taxes, and noncontrolling interests	35	28	39	142
Interest expense (net of interest capitalized of $1 million and $2 million for the three months ended September 30, 2009 and 2008, respectively and $3 million and $5 million for the nine months ended September 30, 2009 and 2008, respectively)	35	30	101	88
Income tax expense	4	131	18	163

Net income (loss)	(4)	(133)	(80)	(109)

Less: Net income attributable to noncontrolling interests	4	3	10	8

Net income (loss) attributable to Tenneco Inc.	$(8)	$(136)	$(90)	$(117)

Earnings (loss) per share
Weighted average shares of common stock outstanding —
Basic	46,742,403	46,441,954	46,694,885	46,359,051
Diluted	46,742,403	46,441,954	46,694,885	46,359,051
Basic earnings (loss) per share of common stock	$(0.17)	$(2.92)	$(1.93)	$(2.53)
Diluted earnings (loss) per share of common stock	$(0.17)	$(2.92)	$(1.93)	$(2.53)

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of income (loss).

TENNECO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2009	2008
	(Millions)

ASSETS
Current assets:
Cash and cash equivalents	$137	$126
Receivables —
Customer notes and accounts, net	669	529
Other	49	45
Inventories —
Finished goods	173	211
Work in process	136	143
Raw materials	104	114
Materials and supplies	43	45
Deferred income taxes	28	18
Prepayments and other	146	107

Total current assets	1,485	1,338

Other assets:
Long-term receivables, net	8	11
Goodwill	89	95
Intangibles, net	30	26
Deferred income taxes	85	88
Other	116	125

	328	345

Plant, property, and equipment, at cost	3,153	2,960
Less — Accumulated depreciation and amortization	(2,027)	(1,815)

	1,126	1,145

Total assets	$2,939	$2,828

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)	$73	$49
Trade payables	822	790
Accrued taxes	47	30
Accrued interest	31	22
Accrued liabilities	233	201
Other	46	65

Total current liabilities	1,252	1,157

Long-term debt	1,395	1,402

Deferred income taxes	62	51

Postretirement benefits	366	377

Deferred credits and other liabilities	77	61

Commitments and contingencies
Total liabilities	3,152	3,048

Redeemable noncontrolling interests	5	7

Tenneco Inc. Shareholders’ equity:
Common stock	—	—
Premium on common stock and other capital surplus	2,816	2,809
Accumulated other comprehensive loss	(228)	(318)
Retained earnings (accumulated deficit)	(2,592)	(2,502)

	(4)	(11)
Less — Shares held as treasury stock, at cost	240	240

Total Tenneco Inc. shareholders’ equity	(244)	(251)

Noncontrolling interests	26	24

Total equity	(218)	(227)

Total liabilities, redeemable noncontrolling interests and equity	$2,939	$2,828

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

TENNECO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
		(Millions)

Operating Activities
Net income (loss)	$ (4)	$ (133)	$(80)	$ (109)
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities —
Depreciation and amortization of other intangibles	55	56	162	168
Deferred income taxes	(7)	102	(10)	84
Stock-based compensation	1	2	5	7
Loss on sale of assets	2	2	6	7
Changes in components of working capital —
(Increase) decrease in receivables	(67)	34	(124)	(114)
(Increase) decrease in inventories	9	(4)	76	(51)
(Increase) decrease in prepayments and other current assets	(30)	(3)	(35)	(42)
Increase (decrease) in payables	92	(9)	56	41
Increase (decrease) in accrued taxes	1	(17)	20	8
Increase (decrease) in accrued interest	8	9	9	8
Increase (decrease) in other current liabilities	13	(12)	8	4
Changes in long-term assets	2	(3)	8	6
Changes in long-term liabilities	3	19	4	24
Other	(1)	(3)	3	(7)

Net cash provided by operating activities	77	40	108	34

Investing Activities
Proceeds from the sale of assets	1	—	3	2
Cash payments for plant, property, and equipment	(20)	(65)	(86)	(192)
Cash payments for software related intangible assets	(1)	(1)	(5)	(9)
Acquisition of business, net of cash acquired	—	3	1	(16)
Investments and other	1	—	1	—

Net cash used by investing activities	(19)	(63)	(86)	(215)

Financing Activities
Issuance of common shares	—	—	—	1
Issuance of long-term debt	4	—	6	—
Debt issuance cost of long-term debt	—	—	(8)	—
Retirement of long-term debt	(7)	(1)	(15)	(4)
Increase (decrease) in bank overdrafts	6	(18)	(18)	(18)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	(51)	27	24	148
Distributions to noncontrolling interest partners	—	—	(10)	(4)

Net cash provided (used) by financing activities	(48)	8	(21)	123

Effect of foreign exchange rate changes on cash and cash equivalents	16	(22)	10	(3)

Increase (decrease) in cash and cash equivalents	26	(37)	11	(61)
Cash and cash equivalents, July 1 and January 1, respectively	111	164	126	188

Cash and cash equivalents, September 30 (Note)	$ 137	$ 127	$137	$ 127

Supplemental Cash Flow Information
Cash paid during the period for interest	$ 26	$ 22	$91	$ 83
Cash paid during the period for income taxes (net of refunds)	20	26	32	50
Non-cash Investing and Financing Activities
Period ended balance of payable for plant, property, and equipment	$ 13	$ 24	$13	$ 24
Assumption of debt from business acquisition	—	$ 10	—	$ 10

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of cash flows.

TENNECO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Nine Months Ended September 30,
	2009		2008
	Shares	Amount	Shares	Amount
	(Millions Except Share Amounts)

Tenneco Inc. Shareholders:
Common Stock
Balance January 1	48,314,490	$—	47,892,532	$—
Issued pursuant to benefit plans	287,704	—	182,322	—
Stock options exercised	131,904	—	180,176	—

Balance September 30	48,734,098	—	48,255,030	—

Premium on Common Stock and Other Capital Surplus
Balance January 1		2,809		2,800
Premium on common stock issued pursuant to benefit plans		7		7

Balance September 30		2,816		2,807

Accumulated Other Comprehensive Loss
Balance January 1		(318)		(73)
Other comprehensive income (loss)		90		(68)

Balance September 30		(228)		(141)

Retained Earnings (Accumulated Deficit)
Balance January 1		(2,502)		(2,087)
Net income (loss) attributable to Tenneco Inc.		(90)		(117)

Balance September 30		(2,592)		(2,204)

Less — Common Stock Held as Treasury Stock, at Cost
Balance January 1 and September 30	1,294,692	240	1,294,692	240

Total Tenneco Inc. shareholders’ equity		$(244)		$222

Noncontrolling Interests:
Balance January 1		$24		$25
Net income attributable to noncontrolling interests		7		5
Dividend declared		(5)		(3)

Balance September 30		$26		$27

Total equity		$(218)		$249

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of changes in shareholders’ equity.

TENNECO INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30, 2009
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated		Accumulated		Accumulated
	Other		Other		Other
	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive
	Income	Income	Income	Income	Income	Income
	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)
			(Millions)

Net Income (Loss)		$ (8)		$ 4		$ (4)

Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance July 1	$ (3)		$ —		$ (3)
Translation of foreign currency statements	47	47	—	—	47	47

Balance September 30	44		—		44

Additional Liability for Pension Benefits
Balance July 1	(276)		—		(276)

Additional liability for pension benefits, net of tax of $1 million	4	4			4	4

Balance September 30	(272)				(272)

Balance September 30	$ (228)		$ —		$ (228)

Other Comprehensive Income (Loss)		51		—		51

Comprehensive Income (Loss)		$ 43		$ 4		$ 47

	Three Months Ended September 30, 2008
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated		Accumulated		Accumulated
	Other		Other		Other
	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive
	Income	Income	Income	Income	Income	Income
	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)
			(Millions)

Net Income (Loss)		$ (136)		$3		$ (133)

Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance July 1	$ 151		$—		$ 151
Translation of foreign currency statements	(133)	(133)	—	—	(133)	(133)

Balance September 30	18		—		18

Additional Liability for Pension Benefits
Balance July 1	(158)		—		(158)

Additional liability for pension benefits, net of tax of $4 million	(1)	(1)			(1)	(1)

Balance September 30	(159)				(159)

Balance September 30	$ (141)		$—		$ (141)

Other Comprehensive Income (Loss)		(134)		—		(134)

Comprehensive Income (Loss)		$ (270)		$3		$ (267)

TENNECO INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Nine Months Ended September 30, 2009
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated		Accumulated		Accumulated
	Other		Other		Other
	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive
	Income	Income	Income	Income	Income	Income
	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)
			(Millions)

Net Income (Loss)		$(90)		$10		$(80)

Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$ (42)		$—		$ (42)
Translation of foreign currency statements	86	86	—	—	86	86

Balance September 30	44		—		44

Additional Liability for Pension Benefits
Balance January 1	(276)		—		(276)

Additional liability for pension benefits, net of tax of $1 million	4	4			4	4

Balance September 30	(272)				(272)

Balance September 30	$ (228)		$—		$ (228)

Other Comprehensive Income (Loss)		90		—		90

Comprehensive Income (Loss)		$—		$10		$10

	Nine Months Ended September 30, 2008
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated		Accumulated		Accumulated
	Other		Other		Other
	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive
	Income	Income	Income	Income	Income	Income
	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)
			(Millions)

Net Income (Loss)		$(117)		$8		$(109)

Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$ 85		$—		$ 85
Translation of foreign currency statements	(67)	(67)	—	—	(67)	(67)

Balance September 30	18		—		18

Additional Liability for Pension Benefits
Balance January 1	(158)		—		(158)

Additional liability for pension benefits, net of tax of $4 million	(1)	(1)			(1)	(1)

Balance September 30	(159)				(159)

Balance September 30	$ (141)		$—		$ (141)

Other Comprehensive Income (Loss)		(68)		—		(68)

Comprehensive Income (Loss)		$(185)		$8		$(177)

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of comprehensive income (loss).

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) As you read the accompanying financial statements you should also read our Annual Report on Form 10-K for the year ended December 31, 2008.

In our opinion, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly Tenneco Inc.’s financial position, results of operations, cash flows, changes in shareholders’ equity, and comprehensive income (loss) for the periods indicated. We have prepared the unaudited condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (U.S. GAAP) for annual financial statements.

Our condensed consolidated financial statements include all majority-owned subsidiaries. We carry investments in 20 percent to 50 percent owned companies as an equity method investment, at cost plus equity in undistributed earnings since the date of acquisition and cumulative translation adjustments. We have eliminated all intercompany transactions. We have evaluated all subsequent events through November 6, 2009, the date the financial statements were issued.

Certain reclassifications have been made to the prior period cash flow statements to conform to the current year presentation. We have reclassified several amounts within the operating section of the cash flow statement, none of which were significant, to conform to the current year presentation.

On January 1, 2009, we adopted new accounting guidance on the presentation and disclosure of noncontrolling interests in consolidated financial statements, which required us to reclassify retrospectively for all periods presented, noncontrolling ownership interests (formerly called minority interests) from the mezzanine section of the balance sheet between liabilities and equity to the equity section of the balance sheet, and to change our presentation of net income (loss) in the condensed consolidated statements of cash flows to include the portion of net income (loss) attributable to noncontrolling ownership interests. We have noncontrolling interests in two joint ventures with redemption features that could require us to purchase the noncontrolling interest at fair value in the event of a change in control of Tenneco Inc. Additionally, a noncontrolling interest in a third joint venture requires us to purchase the noncontrolling interest at fair value in the event of default or under certain other circumstances. We do not believe that it is probable that the redemption features in any of these joint venture agreements will be triggered. However, the redemption of these shares is not solely within our control. Accordingly, the related noncontrolling interests are presented as “Redeemable noncontrolling interests” in the mezzanine section of our condensed consolidated balance sheets. We have also expanded our financial statement presentation and disclosure of noncontrolling ownership interests on our condensed consolidated statements of income (loss), condensed consolidated statements of comprehensive income (loss) and condensed consolidated statements of changes in shareholders’ equity in accordance with these new disclosure requirements.

(2) We adopted new accounting guidance on fair value measurements and disclosures relating to our financial assets and liabilities which are measured on a recurring basis on January 1, 2008, and on January 1, 2009, for those financial assets and liabilities which are measured on non-recurring basis. The adoption of the new fair value accounting guidance did not have a material impact on our fair value measurements. The new guidance defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal most advantageous market for the asset or liability in an orderly transaction between market participants. A fair value hierarchy has been defined, which prioritizes the inputs used in measuring fair value into the following levels:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

Level 3 — Unobservable inputs based on our own assumptions.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The fair value of our recurring financial assets and liabilities at September 30, 2009 are as follows:

	Level 1	Level 2	Level 3
	(Millions)

Financial Assets:
Foreign exchange forward contracts	n/a	$1	n/a

Foreign exchange forward contracts — We use foreign exchange forward purchase and sales contracts with terms of less than one year to hedge our exposure to changes in foreign currency exchange rates. Our primary exposure to changes in foreign currency rates results from intercompany loans made between affiliates to minimize the need for borrowings from third parties. Additionally, we enter into foreign currency forward purchase and sale contracts to mitigate our exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables. We do not enter into derivative financial instruments for speculative purposes. The fair value of our foreign exchange forward contracts is based on a model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. We record the change in fair value of these foreign exchange forward contracts as part of currency gains (losses) within cost of sales in the condensed consolidated statements of income (loss). The fair value of foreign exchange forward contracts are recorded in prepayments and other current assets or other current liabilities in the condensed consolidated balance sheet. The fair value of our foreign exchange forward contracts, presented on a gross basis by derivative contract at September 30, 2009 was as follows:

	Fair Value of Derivative Instruments
	Asset	Liability
	Derivatives	Derivatives	Total

Foreign exchange forward contracts	$2	$1	$1

The following table summarizes by major currency the notional amounts, weighted-average settlement rates, and fair value for foreign currency forward purchase and sale contracts as of September 30, 2009:

		Notional Amount	Weighted Average	Fair Value in
		in Foreign Currency	Settlement Rates	U.S. Dollars
		(Millions Except Settlement Rates)

Australian dollars	—Purchase	51	0.882	$45
	—Sell	(9)	0.882	(8)
British pounds	—Purchase	33	1.598	53
	—Sell	(32)	1.598	(51)
European euro	—Purchase	—	—	—
	—Sell	(20)	1.465	(29)
South African rand	—Purchase	429	0.133	57
	—Sell	(89)	0.133	(12)
U.S. dollars	—Purchase	19	1.002	19
	—Sell	(85)	1.001	(85)
Other	—Purchase	789	0.017	13
	—Sell	(1)	0.934	(1)

				$1

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(3) The carrying and estimated fair values of our financial instruments by class at September 30, 2009 were as follows:

	Carrying Amount	Fair Value
	(Millions)
	Asset (Liabilities)

Long-term debt (including current maturities)	$(1,400)	$(1,364)
Instruments with off-balance sheet risk:
Foreign exchange forward contracts	1	1

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

(4) Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions. The arrangement is secured by substantially all our domestic assets and pledges of up to 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries. As of September 30, 2009, the senior credit facility consisted of a five-year, $139 million term loan A maturing in March 2012, a five-year, $550 million revolving credit facility maturing in March 2012, and a seven-year $130 million tranche B-1 letter of credit/revolving loan facility maturing in March 2014. Our outstanding debt also includes $245 million of 10 1/4 percent senior secured notes due July 15, 2013, $250 million of 8 1/8 percent senior notes due November 15, 2015, and $500 million of 8 5/8 percent senior subordinated notes due November 15, 2014. At September 30, 2009, we had unused borrowing capacity of $390 million under our $680 million revolving credit facility with $242 million in outstanding borrowings and $48 million in letters of credit.

The term loan A facility is payable in twelve consecutive quarterly installments, commencing June 30, 2009, as follows: $6 million due each of June 30, September 30, December 31, 2009 and March 31, 2010, $15 million due each of June 30, September 30, December 31, 2010 and March 31, 2011, and $17 million due each of June 30, September 30, December 31, 2011 and March 16, 2012. Over the next twelve months we plan to repay $41 million of the senior term loan due 2012 by increasing our revolver borrowings which are classified as long-term debt. Accordingly, we have classified the $41 million repayment as long-term debt. The revolving credit facility requires that any amounts drawn be repaid by March 2012. Prior to that date, funds may be borrowed, repaid and re-borrowed under the revolving credit facility without premium or penalty. Letters of credit may be issued under the revolving credit facility.

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

On February 23, 2009, in light of the challenging macroeconomic environment and auto production outlook, we amended our senior credit facility to increase the allowable consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA as defined in the senior credit facility agreement) and reduce the allowable consolidated interest coverage ratio (consolidated EBITDA divided by consolidated interest expense as defined in the senior credit facility agreement). The financial ratios required under the senior credit facility for the remainder of 2009 and beyond are set forth below. As of September 30, 2009, we were in compliance with all the financial covenants and operational restrictions of the senior credit facility.

		Interest
	Leverage	Coverage
Period Ending	Ratio	Ratio

December 31, 2009	6.60	1.60
March 31, 2010	5.50	2.00
June 30, 2010	5.00	2.25
September 30, 2010	4.75	2.30
December 31, 2010	4.50	2.35
March 31, 2011	4.00	2.55
June 30, 2011	3.75	2.55
September 30, 2011	3.50	2.55
December 31, 2011	3.50	2.55
Each quarter thereafter	3.50	2.75

Beginning February 23, 2009, and following each fiscal quarter thereafter, the margin we pay on borrowings under our term loan A and revolving credit facility incurred interest at an annual rate equal to, at our option, either (i) the London Interbank Offered Rate plus a margin of 550 basis points, or (ii) a rate consisting of the greater of (a) the JPMorgan Chase prime rate plus a margin of 450 basis points, and (b) the Federal Funds rate plus 50 basis points plus a margin of 450 basis points. The margin we pay on these borrowings will be reduced by 50 basis points following each fiscal quarter for which our consolidated net leverage ratio is less than 5.0, and will be further reduced by an additional 50 basis points following each fiscal quarter for which the consolidated net leverage ratio is less than 4.0.

Also beginning February 23, 2009, and following each fiscal quarter thereafter, the margin we pay on borrowings under our tranche B-1 facility incurred interest at an annual rate equal to, at our option, either (i) the London Interbank Offered Rate plus a margin of 550 basis points, or (ii) a rate consisting of the greater of (a) the JPMorgan Chase prime rate plus a margin of 450 basis points, and (b) the Federal Funds rate plus 50 basis points plus a margin of 450 basis points. The margin we pay on these borrowings will be reduced by 50 basis points following each fiscal quarter for which our consolidated net leverage ratio is less than 5.0.

The February 23, 2009, amendment to our senior credit facility also placed further restrictions on our operations including limitations on: (i) debt incurrence, (ii) incremental loan extensions, (iii) liens, (iv) restricted payments, (v) optional prepayments of junior debt, (vi) investments, (vii) acquisitions, and (viii) mandatory prepayments. The definition of EBIDTA was amended to allow for $40 million of cash restructuring charges taken after the date of the amendment and $4 million annually in aftermarket changeover costs. We agreed to pay each consenting lender a fee. The lender fee plus amendment costs were approximately $8 million.

On December 24, 2008, we amended our senior secured credit facility to increase the margin we pay on the borrowings from 1.50 percent to 3.00 percent on revolver loans, term loan A and tranche B-1 loans, from 0.50 percent to 2.00 percent on prime-based loans, from 1.00 percent to 2.50 percent on federal funds based loans and from 0.35 percent to 0.50 percent on the commitment fee associated with the facility. In addition, we agreed to pay each consenting lender a fee. The lender fee plus amendment costs were approximately $3 million.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In December 2008, we terminated the fixed-to-floating interest rate swaps we entered into in April 2004. The change in the market value of these swaps was recorded as part of interest expense with an offset to other long-term assets or liabilities.

(5) We evaluate our deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. U.S. GAAP requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. This assessment considers, among other matters, the nature, frequency and amount of recent losses, the duration of statutory carryforward periods, and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified.

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

In 2008, we recorded tax expense of $289 million primarily related to establishing a valuation allowance against our net deferred tax assets in the U.S. During the first nine months of 2009, we recorded an additional valuation allowance of $25 million primarily related to U.S. tax benefits recorded on first nine months 2009 U.S. losses. In the U.S., we utilize the results from 2008 and a projection of our results for 2009 as a measure of the cumulative losses in recent years. Accounting standards do not permit us to give any consideration to a likely economic recovery in the U.S. or the recent new business we have won particularly in the commercial vehicle segment in evaluating the requirement to record a valuation allowance. Consequently, we concluded that our ability to fully utilize our NOLs was limited due to projecting the current negative economic environment into the future and the impact of the current negative operating environment on our tax planning strategies. As a result of tax planning strategies which have not yet been implemented but which we plan to implement and which do not depend upon generating future taxable income, we continue to carry deferred tax assets in the U.S. of $70 million relating to the expected utilization of those NOLs. The federal NOL expires beginning in 2020 through 2028. The state NOLs expire in various years through 2028.

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

(6) We have an agreement to sell an interest in some of our U.S. trade accounts receivable to a third party. Receivables become eligible for the program on a daily basis, at which time the receivables are sold to the third party without recourse, net of a discount, through a wholly-owned subsidiary. Under this agreement, as well as individual agreements with third parties in Europe, we have sold accounts receivable of $208 million and $179 million at September 30, 2009 and December 31, 2008, respectively. We recognized a loss of $2 million and $3 million for the three month periods ended September 30, 2009 and 2008, respectively, and $6 million and

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

$7 million for the nine month periods ended September 30, 2009 and 2008, respectively, on these sales of trade accounts, representing the discount from book values at which these receivables were sold to the third party. The discount rate varies based on funding cost incurred by the third party, which has averaged approximately five percent during 2009. In the U.S. securitization program, we retain ownership of the remaining interest in the pool of receivables not sold to the third party. The retained interest represents a credit enhancement for the program. We record the retained interest based upon the amount we expect to collect from our customers, which approximates book value.

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

Removing General Motors Corporation and Chrysler LLC from our existing securitization program allowed us to sell all or a portion of those receivables into the supplier program established by the United States Treasury Department to support suppliers by guaranteeing receivables of certain domestic OEMs. Those receivables sold into the program were paid in cash on the original due date of the accounts receivable. We elected to end our participation in the U.S. Treasury program in July.

(7) Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. Our Board of Directors approved a restructuring project in 2001, known as Project Genesis, which was designed to lower our fixed costs, relocate capacity, reduce our work force, improve efficiency and utilization, and better optimize our global footprint. We have subsequently engaged in various other restructuring projects related to Project Genesis. We incurred $40 million in restructuring and related costs during 2008, of which $17 million was recorded in cost of sales and $23 million was recorded in selling, general, administrative and engineering expense. In the third quarter of 2009, we incurred $11 million in restructuring and related costs, all of which was recorded in cost of sales. In the first nine months of 2009, we incurred $17 million in restructuring and related costs, of which $14 million was recorded in cost of sales, $1 million was recorded in selling, general, administrative and engineering expense and $2 million was recorded in depreciation and amortization expense.

Under the terms of our amended and restated senior credit agreement that took effect on February 23, 2009, we are allowed to exclude $40 million of cash charges and expenses, before taxes, related to cost reduction initiatives incurred after February 23, 2009 from the calculation of the financial covenant ratios required under our senior credit facility. As of September 30, 2009, we have excluded $15 million in allowable charges relating to restructuring initiatives against the $40 million available under the terms of the February 2009 amended and restated senior credit facility.

On September 22, 2009, we announced that we will be closing our original equipment ride control plant in Cozad, Nebraska as we continue to restructure our operations. We had originally announced plans to close one OE ride control plant in the United States as part of our global restructuring announcement in October of 2008, but postponed this action in January 2009 in order to preserve cash during the global economic crisis. We expect the elimination of 500 positions at the Cozad plant and expect to record up to $20 million in restructuring and related expenses, of which approximately $14 million represents cash expenditures, with all expenses recorded by third quarter of 2010. We plan to hire at other facilities as we move production from Cozad to those facilities, resulting in a net decrease of approximately 60 positions. During the third quarter of 2009 we did record $11 million of restructuring and related expenses related to this initiative.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

We still expect, as originally announced in October 2008 and revised in January 2009, the elimination of 1,100 positions and estimate that we will record up to $31 million in charges, of which approximately $25 million represents cash expenditures, in connection with the restructuring program announced in the fourth quarter of 2008. We recorded $24 million of these charges in 2008, $6 million in the first nine months of 2009 and expect to record the remaining $1 million during the rest of 2009.

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

As of September 30, 2009, we have the obligation to remediate or contribute towards the remediation of certain sites, including two existing Superfund sites. At September 30, our estimated share of environmental remediation costs at these sites was approximately $17 million. Based on information known to us, we have established reserves that we believe are adequate for these costs. Although we believe these estimates of remediation costs are reasonable and are based on the latest available information, the costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute towards the remediation costs. In addition, certain environmental statutes provide that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at these sites has been considered, where appropriate, in our determination of our estimated liability.

The $17 million noted above includes $5 million of estimated environmental remediation costs that result from the bankruptcy of Mark IV Industries. Prior to our 1996 acquisition of The Pullman Company, Pullman had sold certain assets to Mark IV. As partial consideration for the purchase of these assets, Mark IV agreed to assume Pullman’s and its subsidiaries’ historical obligations to contribute to the environmental remediation of certain sites. Mark IV recently filed a petition for insolvency under Chapter 11 of the United States Bankruptcy Code and notified Pullman that it no longer intends to continue to contribute toward the remediation of those sites. We are conducting a thorough analysis and review of these matters and it is possible that our estimate may change as additional information becomes available to us.

We do not believe that any potential costs associated with our current status as a potentially responsible party in the Superfund sites, or as a liable party at the other locations referenced herein, will be material to our consolidated results of operations, financial position or cash flows.

We are from time to time involved in legal proceedings, claims or investigations that are incidental to the conduct of our business. Some of these proceedings allege damages against us relating to environmental liabilities (including toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warning issues, and other product liability related matters), taxes, employment matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. For example, one of our

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Argentine subsidiaries is currently defending against a criminal complaint alleging the failure to comply with laws requiring the proceeds of export transactions to be collected, reported and/or converted to local currency within specified time periods. As another example, we have recently become subject to an audit in 11 states of our practices with respect to the payment of unclaimed property to those states. We have practices in place designed to ensure that we pay unclaimed property as required. We are in the early stages of this audit, which could cover over 20 years. We vigorously defend ourselves against all of these claims. In future periods, we could be subjected to cash costs or non-cash charges to earnings if any of these matters is resolved on unfavorable terms. However, although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, including our assessment of the merits of the particular claim, we do not expect that these legal proceedings or claims will have any material adverse impact on our future consolidated financial position, results of operations or cash flows.

In addition, we are subject to a number of lawsuits initiated by a significant number of claimants alleging health problems as a result of exposure to asbestos. A small percentage of claims have been asserted by railroad workers alleging exposure to asbestos products in railroad cars manufactured by The Pullman Company, one of our subsidiaries. Nearly all of the claims are related to alleged exposure to asbestos in our automotive emission control products. Only a small percentage of these claimants allege that they were automobile mechanics and a significant number appear to involve workers in other industries or otherwise do not include sufficient information to determine whether there is any basis for a claim against us. We believe, based on scientific and other evidence, it is unlikely that mechanics were exposed to asbestos by our former muffler products and that, in any event, they would not be at increased risk of asbestos-related disease based on their work with these products. Further, many of these cases involve numerous defendants, with the number of each in some cases exceeding 100 defendants from a variety of industries. Additionally, the plaintiffs either do not specify any, or specify the jurisdictional minimum, dollar amount for damages. As major asbestos manufacturers continue to go out of business or file for bankruptcy, we may experience an increased number of these claims. We vigorously defend ourselves against these claims as part of our ordinary course of business. In future periods, we could be subject to cash costs or non-cash charges to earnings if any of these matters is resolved unfavorably to us. To date, with respect to claims that have proceeded sufficiently through the judicial process, we have regularly achieved favorable resolution. During the first nine months of 2009, dismissals were initiated on behalf of 3 plaintiffs and are in process; we were dismissed from an additional 737 cases. Accordingly, we presently believe that these asbestos-related claims will not have a material adverse impact on our future consolidated financial condition, results of operations or cash flows.

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Below is a table that shows the activity in the warranty accrual accounts:

	Nine Months
	Ended September 30,
	2009	2008
	(Millions)

Beginning Balance January 1,	$27	$25
Accruals related to product warranties	10	13
Reductions for payments made	(9)	(10)

Ending Balance September 30,	$28	$28

(9) Earnings (loss) per share of common stock outstanding were computed as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(Millions Except Share and Per Share Amounts)

Basic earnings (loss) per share —
Net income (loss) attributable to Tenneco Inc.	$(8)	$(136)	$(90)	$(117)

Average shares of common stock outstanding	46,742,403	46,441,954	46,694,885	46,359,051

Earnings (loss) per average share of common stock	$(0.17)	$(2.92)	$(1.93)	$(2.53)

Diluted earnings (loss) per share —
Net income (loss) attributable to Tenneco Inc.	$(8)	$(136)	$(90)	$(117)

Average shares of common stock outstanding	46,742,403	46,441,954	46,694,885	46,359,051
Effect of dilutive securities:
Restricted stock	—	—	—	—
Stock options	—	—	—	—

Average shares of common stock outstanding including dilutive securities	46,742,403	46,441,954	46,694,885	46,359,051

Earnings (loss) per average share of common stock	$(0.17)	$(2.92)	$(1.93)	$(2.53)

As a result of the net loss for the three months and nine months ended September 30, 2009 and 2008, the calculation of diluted loss per share does not include the dilutive effect of 1,342,994 and 879,990 stock options for the three month periods ended September 30, 2009 and 2008, respectively, and 907,178 and 1,131,327 stock options for the nine month periods ended September 30, 2009 and 2008, respectively. The calculation also does not include the dilutive effect of 381,159 shares of restricted stock for the three month period ended September 30, 2009 and 39,992 shares of restricted stock for the nine month period ended September 30, 2008. In addition, for the three month periods ended September 30, 2009 and 2008, options to purchase 2,336,927 and 2,317,909 shares of common stock and 264,354 and 492,923 shares of restricted stock were outstanding, respectively, but not included in the computation of diluted earnings (loss) per share because the options were anti-dilutive. For the nine month periods ended September 30, 2009 and 2008, options to purchase 2,772,743 and 2,066,572 shares of common stock and 645,513 and 452,931 shares of restricted stock were outstanding, respectively, but not included in the computation of diluted earnings (loss) per share as they were anti-dilutive.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(10) Equity Plans — Tenneco has granted a variety of awards, including common stock, restricted stock, performance units, stock appreciation rights (“SARs”), and stock options to our directors, officers, and employees.

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

Accounting Methods — The impact of recognizing compensation expense related to nonqualified stock options is contained in the table below.

	Nine Months Ended September 30,
	2009	2008
	(Millions)

Selling, general and administrative	$2	$3

Loss before interest expense, income taxes and noncontrolling interests	(2)	(3)
Income tax benefit	—	—

Net loss	$(2)	$(3)

Decrease in basic earnings per share	$(0.05)	$(0.07)
Decrease in diluted earnings per share	$(0.05)	$(0.07)

We immediately expense stock options awarded to employees who are eligible to retire. When employees become eligible to retire during the vesting period, we recognize the remaining expense associated with their stock options.

As of September 30, 2009, there was approximately $3 million of unrecognized compensation costs related to these stock-based awards that we expect to recognize over a weighted average period of 1.2 years.

Compensation expense for restricted stock, long-term performance units and SARs, was approximately $4 million for the nine months ended September 30, 2009 and 2008, respectively, and was recorded in selling, general, and administrative expense on the statement of income (loss).

Cash received from stock option exercises during the nine months ended September 30, 2009 and 2008 was $1 million in each period, respectively. Stock option exercises during the first nine months of 2009 and 2008 would have generated an excess tax benefit of $1 million in each period, respectively. We did not record the excess tax benefit as we have federal and state net operating losses which are not currently being utilized.

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Nine Months
	Ended September 30,
	2009	2008

Stock Options Granted
Weighted average grant date fair value, per share	$1.31	$8.03
Weighted average assumptions used:
Expected volatility	82.6%	37.7%
Expected lives	4.5	4.1
Risk-free interest rates	1.48%	2.79%
Dividends yields	0.00%	0.00%

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

Stock Options — The following table reflects the status and activity for all options to purchase common stock for the period indicated:

	Nine Months Ended September 30, 2009
			Weighted Avg.
	Shares	Weighted Avg.	Remaining	Aggregate
	Under	Exercise	Life in	Intrinsic
	Option	Prices	Years	Value
				(Millions)

Outstanding Stock Options
Outstanding, January 1, 2009	3,149,376	$15.16	4.1	$1
Granted	697,600	1.99
Cancelled	—	—
Forfeited	(12,994)	19.41
Exercised	—	—		$—

Outstanding, March 31, 2009	3,833,982	$12.75	5.0	$—
Granted	12,159	6.61
Cancelled	—	—
Forfeited	(25,841)	26.31
Exercised	(41,460)	2.29		$—

Outstanding, June 30, 2009	3,778,840	$12.75	4.7	$5
Granted	—	—
Cancelled	—	—
Forfeited	(8,775)	14.36
Exercised	(90,144)	7.59		$1

Outstanding, September 30, 2009	3,679,921	$12.87	4.6	$19

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Restricted Stock — The following table reflects the status for all nonvested restricted shares for the period indicated:

	Nine Months Ended
	September 30, 2009
		Weighted Avg.
		Grant Date
	Shares	Fair Value

Nonvested Restricted Shares
Nonvested balance at January 1, 2009	435,468	$24.58
Granted	431,975	1.96
Vested	(204,965)	24.17
Forfeited	—	—

Nonvested balance at March 31, 2009	662,478	$9.92
Granted	5,622	6.61
Vested	(19,569)	12.75
Forfeited	—	—

Nonvested balance at June 30, 2009	648,531	$9.81
Granted	—	—
Vested	(2,277)	14.58
Forfeited	(741)	1.84

Nonvested balance at September 30, 2009	645,513	$9.84

The fair value of restricted stock grants is equal to the average market price of our stock at the date of grant. As of September 30, 2009, approximately $4 million of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of approximately 1.1 years.

Long-Term Performance Units and SARs — Long-term performance units and SARs are paid in cash and recognized as a liability based upon their fair value. As of September 30, 2009, less than $1 million of total unrecognized compensation costs is expected to be recognized over a weighted-average period of approximately 1.1 years.

(11) Net periodic pension costs (income) and postretirement benefit costs (income) consist of the following components:

	Three Months Ended September 30,
	Pension				Postretirement
	2009		2008		2009	2008
	US	Foreign	US	Foreign	US	US
	(Millions)

Service cost — benefits earned during the period	$—	$1	$—	$2	$1	$—
Interest cost	5	5	5	5	2	2
Expected return on plan assets	(6)	(5)	(6)	(5)	—	—
Settlement loss	—	—	—	—	—	—
Net amortization:
Actuarial loss	1	1	1	1	1	1
Prior service cost	—	—	—	—	(1)	(1)

Net pension and postretirement costs	$—	$2	$—	$3	$3	$2

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Nine Months Ended September 30,
	Pension				Postretirement
	2009		2008		2009	2008
	US	Foreign	US	Foreign	US	US
			(Millions)

Service cost — benefits earned during the period	$1	$3	$1	$6	$1	$1
Interest cost	15	13	15	13	6	7
Expected return on plan assets	(17)	(14)	(17)	(16)	—	—
Settlement loss	2	—	—	—	—	—
Net amortization:
Actuarial loss	2	2	2	3	4	4
Prior service cost	—	1	—	1	(4)	(4)

Net pension and postretirement costs	$3	$5	$1	$7	$7	$8

For the nine months ended September 30, 2009, we made pension contributions of approximately $8 million for our domestic pension plans and $13 million for our foreign pension plans. Based on current actuarial estimates, we believe we will be required to make approximately $6 million in contributions for the remainder of 2009.

We made postretirement contributions of approximately $7 million during the first nine months of 2009. Based on current actuarial estimates, we believe we will be required to make approximately $3 million in contributions for the remainder of 2009.

The assets of some of our pension plans are invested in trusts that permit commingling of the assets of more than one employee benefit plan for investment and administrative purposes. Each of the plans participating in the trust has interests in the net assets of the underlying investment pools of the trusts. The investments for all our pension plans are recorded at estimated fair value, in compliance with the recent accounting guidance on fair value measurement.

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

(12) On September 1, 2008, we acquired the suspension business of Gruppo Marzocchi, an Italian based worldwide leader in supplying suspension technology in the two wheeler market. The consideration paid for the Marzocchi acquisition included cash of approximately $1 million, plus the assumption of Marzocchi’s net debt (debt less cash acquired) of about $5 million. In February 2009, we recorded an opening balance sheet adjustment of $1 million to cash, as a result of an expected post-closing purchase price settlement with Marzocchi, which resulted in a corresponding decrease to goodwill. We finalized the purchase price allocation during the third quarter of 2009. Adjustments to the opening balance sheet decreased goodwill to zero and included the capitalization of intangible assets, including $4 million for trademarks and $2 million for patents, the capitalization of $2 million of fixed assets, and the release of $1 million in a restructuring accrual. The calculated fair value of these intangible and tangible purchased assets included Level 2 observable inputs and Level 3 unobservable inputs that utilized our own assumptions. The fair value of fixed assets purchased was calculated based on a current cost to replace valuation methodology adjusted for various factors including physical deterioration and functional and economic obsolescence. The fair value of the intangible assets purchased was calculated using a market-based model to calculate the discounted after-tax royalty savings based on the Company’s weighted average cost of capital. This market-based model utilized inputs such as similar market transactions in the marketplace and the Company’s historic and

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

projected revenue growth trends. The acquisition of the Gruppo Marzocchi suspension business includes a manufacturing facility in Bologna, Italy, associated engineering and intellectual property, the Marzocchi brand name, sales, marketing and customer service operations in the United States and Canada, and purchasing and sales operations in Taiwan.

On May 30, 2008, we acquired from Delphi Automotive Systems LLC certain ride control assets and inventory at Delphi’s Kettering, Ohio facility for a cash payment of $19 million. We are utilizing a portion of the purchased assets in other locations to grow our OE ride control business globally. We finalized the purchase price allocation during the second quarter of 2009. Adjustments recorded to the opening balance sheet were not significant. The calculated fair value of the purchased assets included Level 2 observable inputs and Level 3 unobservable inputs that utilized our own assumptions. The fair value of the inventory items was calculated at current replacement cost while the fair value of the machinery and equipment purchased was based on values existing in the used-asset market. In conjunction with the purchase agreement, we entered into an agreement to lease a portion of the Kettering facility from Delphi and we have entered into a long-term supply agreement with General Motors Corporation to continue supplying passenger car shocks and struts to General Motors from the Kettering facility. The agreement has been assumed by the new General Motors Company.

(13) In August 2009, the Financial Accounting Standards Board (FASB) issued new accounting guidance relating to the fair value measurement for liabilities in which a quoted price in an active market for the identical liability is not available. The new accounting guidance requires the use of a valuation technique that uses a quoted price of either an identical liability or similar liability when traded as an asset or another valuation technique based on the amount an entity would either pay to transfer the identical liability or would receive to enter into an identical liability. This new guidance is effective for the first reporting period (including interim periods) beginning after issuance, which is October 1, 2009 for the Company. We do not believe the adoption of this new accounting guidance will have a material impact on our condensed consolidated financial statements.

In June 2009, the FASB issued new accounting guidance which changes the criterion relating to the consolidation of variable interest entities (VIE) and amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE by requiring a qualitative rather than quantitative analysis. The new accounting guidance also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE and enhanced disclosures about an entity’s involvement with a VIE. The new accounting guidance is effective for a reporting entity’s first annual reporting period that begins after November 15, 2009, and for interim and annual reporting periods thereafter. We are evaluating the new guidelines applicable to the consolidation of variable interest entities to determine the effect on our condensed consolidated financial statements and related disclosures.

In May 2009, the FASB issued new accounting guidance on subsequent events which requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The new accounting guidance for subsequent events is effective for interim or annual reporting periods ending after June 15, 2009. We have incorporated these new disclosure requirements within footnote 1 of our notes to condensed consolidated financial statements.

In April 2009, the FASB issued new accounting guidance which requires public companies to disclose information relating to fair value of financial instruments for interim and annual reporting periods. Additional disclosure is required for all financial instruments for which it is practicable to estimate fair value, including the fair value and carrying value and the significant assumptions used to estimate the fair value of these financial instruments. This new accounting guidance is effective for interim reporting periods ending after June 15, 2009 on a prospective basis with comparative disclosures only for periods after initial adoption. We have incorporated these new disclosure requirements within footnote 3 of our notes to condensed consolidated financial statements.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In December 2008, the FASB issued new accounting guidance on employers’ disclosure about postretirement benefit plan assets which requires disclosure of plan asset investment policies and strategies, the fair value of each major category of plan assets, information about inputs and valuation techniques used to develop fair value measurements of plan assets, and additional disclosure about significant concentrations of risk in plan assets for an employer’s pension and other postretirement plans. These additional disclosure requirements for postretirement benefit plan assets is effective for fiscal years ending after December 15, 2009. We do not believe the adoption of this new accounting guidance will have a material impact on our condensed consolidated financial statements, however, we will expand our footnote disclosures relating to our pension plan to meet the additional disclosure requirements.

In March 2008, the FASB issued new accounting guidance on the disclosures about derivative instruments and hedging activities which requires enhanced disclosures about an entity’s derivative and hedging activities including how and why an entity uses derivative instruments, how an entity accounts for derivatives and hedges and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This new accounting guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted these new guidelines on a prospective basis on January 1, 2009 and have incorporated the disclosure requirements within footnote 2 of our notes to condensed consolidated financial statements.

In December 2007, the FASB issued new accounting guidance on noncontrolling interests in consolidated financial statements to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. The new accounting guidance clarified that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the condensed consolidated financial statements, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and provides for expanded disclosure in the condensed consolidated financial statements relating to the interests of the parent’s owners and the interests of the noncontrolling owners of the subsidiary. The new accounting guidance applies prospectively (except for the presentation and disclosure requirements) for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. The presentation and disclosure requirements will be applied retrospectively for all periods presented. The adoption of this new accounting guidance has changed the presentation of our condensed consolidated financial statements based on the new disclosure requirements for noncontrolling interests.

In September 2006, the FASB issued new accounting guidance on fair value measurements which defines fair value, establishes a fair value hierarchy for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. This new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007. The FASB issued in February 2008 a delay in the effective date of this new guidance for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We have adopted the measurement and disclosure provisions of this new guidance relating to our financial assets and financial liabilities which are measured on a recurring basis (at least annually) effective January 1, 2008. For our nonfinancial assets and liabilities, we have adopted the measurement and disclosure provisions of this new guidance on January 1, 2009. We have added additional disclosures in footnote 2 of our notes to condensed consolidated financial statements, relating to the fair value of our financial and non-financial assets and liabilities.

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

We have issued guarantees through letters of credit in connection with some obligations of our affiliates. As of September 30, 2009, we have guaranteed $48 million in letters of credit to support some of our subsidiaries’ insurance arrangements, foreign employee benefit programs, environmental remediation activities and cash management and capital requirements.

Negotiable Financial Instruments — One of our European subsidiaries receives payment from one of its OE customers whereby the accounts receivable are satisfied through the delivery of negotiable financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets as they do not meet our definition of cash equivalents. The amount of these financial instruments that was collected before their maturity date and sold at a discount totaled $2 million as of September 30, 2009, compared with $23 million at December 31, 2008. No negotiable financial instruments were held by our European subsidiary as of September 30, 2009 or December 31, 2008.

In certain instances several of our Chinese subsidiaries receive payment from OE customers and satisfy vendor payments through the receipt and delivery of negotiable financial instruments. Financial instruments used to satisfy vendor payables and not redeemed totaled $17 million and $6 million at September 30, 2009 and December 31, 2008, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $18 million and $6 million at September 30, 2009 and December 31, 2008, respectively, and were classified as other current assets. One of our Chinese subsidiaries that issues its own negotiable financial instruments to pay its vendors is required to maintain a cash balance if they exceed certain credit limits with the financial institution that guarantees those financial instruments. A restricted cash balance was not required at that Chinese subsidiary at September 30, 2009 and December 31, 2008.

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

(15) The deterioration in the global economy and global credit markets in the past year has negatively impacted global business activity in general, and specifically the automotive industry in which we operate. The market turmoil and tightening of credit, as well as the dramatic decline in the housing market in the United States and Western Europe, have led to a lack of consumer confidence evidenced by a rapid decline in light vehicle purchases in 2008 and the first six months of 2009. Light vehicle production during the first six months of 2009 decreased by 50 percent in North America and 35 percent in Europe as compared to the first six months of 2008. OE production has stabilized and overall the production environment strengthened in the third quarter compared to the second quarter as production began to track more closely to vehicle sales after inventory corrections in the first half of the year. In North America, light vehicle production in the third quarter 2009 was down 21 percent year-over-year. However, the industry built 2.3 million vehicles in the third quarter compared with 1.8 million in the second quarter of this year, a 32 percent increase. In Europe, light vehicle production in the third quarter 2009 was down 15 percent year-over-year. Approximately 4.2 million vehicles were built in the third quarter, down from 4.4 million in the second quarter primarily due to the normal August shut-downs.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

Other than the impact from production shutdowns during the second and third quarters, we incurred no other economic loss from the bankruptcy filings of Chrysler LLC or General Motors Corporation. We have collected substantially all of our pre-petition receivables from Chrysler LLC and General Motors Corporation.

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table summarizes certain Tenneco Inc. segment information:

	Segment
	North		Asia	Reclass &
	America	Europe	Pacific	Elims	Consolidated
			(Millions)

At September 30, 2009 and for the Three Months Then Ended
Revenues from external customers	$578	$541	$135	$—	$1,254
Intersegment revenues	2	47	4	(53)	—
Income before interest expense, income taxes, and noncontrolling interests	17	10	8	—	35
At September 30, 2008 and for the Three Months Then Ended
Revenues from external customers	$662	$707	$128	$—	$1,497
Intersegment revenues	4	73	3	(80)	—
Income before interest expense, income taxes, and noncontrolling interests	(2)	24	6	—	28
At September 30, 2009 and for the Nine Months Then Ended
Revenues from external customers	$1,515	$1,467	$345	$—	$3,327
Intersegment revenues	5	119	9	(133)	—
Income before interest expense, income taxes, and noncontrolling interests	27	(1)	13	—	39
Total assets	1,148	1,413	361	17	2,939
At September 30, 2008 and for the Nine Months Then Ended
Revenues from external customers	$2,019	$2,258	$431	$—	$4,708
Intersegment revenues	9	178	12	(199)	—
Income before interest expense, income taxes, and noncontrolling interests	24	97	21	—	142
Total assets	1,585	1,573	367	37	3,562

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF INCOME (LOSS)

	For the Three Months Ended September 30, 2009
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
	(Millions)

Revenues
Net sales and operating revenues —
External	$ 533	$ 721	$ —	$ —	$ 1,254
Affiliated companies	31	118	—	(149)	—

	564	839	—	(149)	1,254

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	547	645	—	(149)	1,043
Engineering, research, and development	11	16	—	—	27
Selling, general, and administrative	29	61	—	—	90
Depreciation and amortization of other intangibles	22	33	—	—	55

	609	755	—	(149)	1,215

Other income (expense)
Loss on sale of receivables	—	(2)	—	—	(2)
Other income (loss)	(1)	—	(1)	—	(2)

	(1)	(2)	(1)	—	(4)

Income (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	(46)	82	(1)	—	35

Interest expense —
External (net of interest capitalized)	—	1	34	—	35
Affiliated companies (net of interest income)	36	(4)	(32)	—	—
Income tax expense (benefit)	(1)	5	—	—	4
Equity in net income (loss) from affiliated companies	73	—	(5)	(68)	—

Net income (loss)	(8)	80	(8)	(68)	(4)

Less: Net income (loss) attributable to noncontrolling interests	—	4	—	—	4

Net income (loss) attributable to Tenneco Inc.	$ (8)	$ 76	$ (8)	$ (68)	$ (8)

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF INCOME (LOSS)

	For the Three Months Ended September 30, 2008
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
	(Millions)

Revenues
Net sales and operating revenues — External	$ 602	$ 895	$ —	$ —	$ 1,497
Affiliated companies	26	140	—	(166)	—

	628	1,035	—	(166)	1,497

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	533	931	—	(166)	1,298
Engineering, research, and development	12	17	—	—	29
Selling, general, and administrative	29	57	1	—	87
Depreciation and amortization of other intangibles	21	35	—	—	56

	595	1,040	1	(166)	1,470

Other income (expense)
Loss on sale of receivables	—	(3)	—	—	(3)
Other income (loss)	50	(6)	1	(41)	4

	50	(9)	1	(41)	1

Income (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	83	(14)	—	(41)	28

Interest expense —
External (net of interest capitalized)	—	2	28	—	30
Affiliated companies (net of interest income)	33	(4)	(29)	—	—
Income tax expense (benefit)	39	6	86	—	131
Equity in net income (loss) from affiliated companies	(23)	—	(51)	74	—

Net income (loss)	(12)	(18)	(136)	33	(133)

Less: Net income (loss) attributable to noncontrolling interests	—	3	—	—	3

Net income (loss) attributable to Tenneco Inc.	$ (12)	$ (21)	$ (136)	$ 33	$ (136)

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF INCOME (LOSS)

	For the Nine Months Ended September 30, 2009
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
	(Millions)

Revenues
Net sales and operating revenues —
External	$ 1,390	$ 1,937	$ —	$—	$ 3,327
Affiliated companies	71	288	—	(359)	—

	1,461	2,225	—	(359)	3,327

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	1,348	1,794	—	(359)	2,783
Engineering, research, and development	25	47	—	—	72
Selling, general, and administrative	78	176	2	—	256
Depreciation and amortization of other intangibles	67	95	—	—	162

	1,518	2,112	2	(359)	3,273

Other income (expense)
Loss on sale of receivables	—	(6)	—	—	(6)
Other income (loss)	(4)	9	—	(14)	(9)

	(4)	3	—	(14)	(15)

Income (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	(61)	116	(2)	(14)	39

Interest expense —
External (net of interest capitalized)	(1)	3	99	—	101
Affiliated companies (net of interest income)	103	(10)	(93)	—	—
Income tax expense (benefit)	4	14	—	—	18
Equity in net income (loss) from affiliated companies	94	—	(82)	(12)	—

Net income (loss)	(73)	109	(90)	(26)	(80)

Less: Net income (loss) attributable to noncontrolling interests	—	10	—	—	10

Net income (loss) attributable to Tenneco Inc.	$ (73)	$ 99	$ (90)	$(26)	$ (90)

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF INCOME (LOSS)

	For the Nine Months Ended September 30, 2008
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
	(Millions)

Revenues
Net sales and operating revenues — External	$ 1,835	$ 2,873	$ —	$ —	$ 4,708
Affiliated companies	68	373	—	(441)	—

	1,903	3,246	—	(441)	4,708

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	1,635	2,813	—	(441)	4,007
Engineering, research, and development	40	59	—	—	99
Selling, general, and administrative	101	190	3	—	294
Depreciation and amortization of other intangibles	62	106	—	—	168

	1,838	3,168	3	(441)	4,568

Other income (expense)
Loss on sale of receivables	—	(7)	—	—	(7)
Other income (loss)	60	(5)	(1)	(45)	9

	60	(12)	(1)	(45)	2

Income (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	125	66	(4)	(45)	142

Interest expense —
External (net of interest capitalized)	(2)	2	88	—	88
Affiliated companies (net of interest income)	98	(6)	(92)	—	—
Income tax expense (benefit)	35	37	91	—	163
Equity in net income (loss) from affiliated companies	11	—	(26)	15	—

Net income (loss)	5	33	(117)	(30)	(109)

Less: Net income (loss) attributable to noncontrolling interests	—	8	—	—	8

Net income (loss) attributable to Tenneco Inc.	$ 5	$ 25	$ (117)	$ (30)	$ (117)

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

BALANCE SHEET

	September 30, 2009
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
		(Millions)

ASSETS
Current assets:
Cash and cash equivalents	$ —	$ 137	$ —	$ —	$ 137
Receivables, net	402	1,001	36	(721)	718
Inventories	172	284	—	—	456
Deferred income taxes	—	70	—	(42)	28
Prepayments and other	29	117	4	(4)	146

Total current assets	603	1,609	40	(767)	1,485

Other assets:
Investment in affiliated companies	543	—	619	(1,162)	—
Notes and advances receivable from affiliates	3,771	264	5,787	(9,822)	—
Long-term receivables, net	4	4	—	—	8
Goodwill	22	67	—	—	89
Intangibles, net	16	14	—	—	30
Deferred income taxes	63	23	—	(1)	85
Other	30	60	26	—	116

	4,449	432	6,432	(10,985)	328

Plant, property, and equipment, at cost	1,036	2,117	—	—	3,153
Less — Accumulated depreciation and amortization	(721)	(1,306)	—	—	(2,027)

	315	811	—	—	1,126

Total assets	$ 5,367	$ 2,852	$ 6,472	$ (11,752)	$ 2,939

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)
Short-term debt — non-affiliated	$ —	$ 72	$ 1	$ —	$ 73
Short-term debt — affiliated	240	335	10	(585)	—
Trade payables	310	631	—	(119)	822
Accrued taxes	26	25	—	(4)	47
Other	151	162	56	(59)	310

Total current liabilities	727	1,225	67	(767)	1,252

Long-term debt — non-affiliated	—	10	1,385	—	1,395
Long-term debt — affiliated	4,339	219	5,264	(9,822)	—
Deferred income taxes	—	63	—	(1)	62
Postretirement benefits and other liabilities	351	88	—	4	443
Commitments and contingencies

Total liabilities	5,417	1,605	6,716	(10,586)	3,152

Redeemable noncontrolling interests	—	5	—	—	5

Tenneco Inc. Shareholders’ equity	(50)	1,216	(244)	(1,166)	(244)

Noncontrolling interests	—	26	—	—	26

Total equity	(50)	1,242	(244)	(1,166)	(218)

Total liabilities, redeemable noncontrolling interests and equity	$ 5,367	$ 2,852	$ 6,472	$ (11,752)	$ 2,939

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

BALANCE SHEET

	December 31, 2008
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass
	Subsidiaries	Subsidiaries	Company)	& Elims	Consolidated
	(Millions)

ASSETS
Current assets:
Cash and cash equivalents	$ 16	$ 110	$ —	$ —	$ 126
Receivables, net	461	792	33	(712)	574
Inventories	193	320	—	—	513
Deferred income taxes	58	—	—	(40)	18
Prepayments and other	24	83	—	—	107

Total current assets	752	1,305	33	(752)	1,338

Other assets:
Investment in affiliated companies	399	—	614	(1,013)	—
Notes and advances receivable from affiliates	3,641	234	5,605	(9,480)	—
Long-term receivables, net	1	10	—	—	11
Goodwill	22	73	—	—	95
Intangibles, net	17	9	—	—	26
Deferred income taxes	64	24	46	(46)	88
Other	36	66	23	—	125

	4,180	416	6,288	(10,539)	345

Plant, property, and equipment, at cost	1,039	1,921	—	—	2,960
Less — Accumulated depreciation and amortization	(687)	(1,128)	—	—	(1,815)

	352	793	—	—	1,145

Total assets	$ 5,284	$ 2,514	$ 6,321	$ (11,291)	$ 2,828

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)
Short-term debt — non-affiliated	$ —	$ 49	$ —	$ —	$ 49
Short-term debt — affiliated	174	371	10	(555)	—
Trade payables	332	594	—	(136)	790
Accrued taxes	12	18	—	—	30
Other	132	169	48	(61)	288

Total current liabilities	650	1,201	58	(752)	1,157

Long-term debt — non-affiliated	—	12	1,390	—	1,402
Long-term debt — affiliated	4,229	127	5,124	(9,480)	—
Deferred income taxes	43	54	—	(46)	51
Postretirement benefits and other liabilities	345	89	—	4	438
Commitments and contingencies

Total liabilities	5,267	1,483	6,572	(10,274)	3,048

Redeemable noncontrolling interests	—	7	—	—	7

Tenneco Inc. Shareholders’ equity	17	1,000	(251)	(1,017)	(251)

Noncontrolling interests	—	24	—	—	24

Total equity	17	1,024	(251)	(1,017)	(227)

Total liabilities, redeemable noncontrolling interests and equity	$ 5,284	$ 2,514	$ 6,321	$ (11,291)	$ 2,828

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Three Months Ended September 30, 2009
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
	(Millions)

Operating Activities
Net cash provided (used) by operating activities	$144	$ (12)	$(55)	$ —	$ 77

Investing Activities
Proceeds from the sale of assets	—	1	—	—	1
Cash payment for plant, property, and equipment	(11)	(9)	—	—	(20)
Cash payment for software related intangible assets	—	(1)	—	—	(1)
Investments and other	—	1	—	—	1

Net cash used by investing activities	(11)	(8)	—	—	(19)

Financing Activities
Issuance of long-term debt	—	—	4	—	4
Retirement of long-term debt	—	(2)	(5)	—	(7)
Increase (decrease) in bank overdrafts	—	6	—	—	6
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	—	6	(57)	—	(51)
Intercompany dividends and net increase (decrease) in intercompany obligations	(133)	20	113	—	—
Distribution to noncontrolling interest partners	—	—	—	—	—

Net cash provided (used) by financing activities	(133)	30	55	—	(48)

Effect of foreign exchange rate changes on cash and cash equivalents	—	16	—	—	16

Increase (decrease) in cash and cash equivalents	—	26	—	—	26
Cash and cash equivalents, July 1	—	111	—	—	111

Cash and cash equivalents, September 30 (Note)	$—	$ 137	$—	$ —	$ 137

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF CASH FLOW

	Three Months Ended September 30, 2008
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
	(Millions)

Operating Activities
Net cash provided (used) by operating activities	$46	$ 44	$ (50)	$ —	$ 40

Investing Activities
Proceeds from the sale of assets	—	—	—	—	—
Cash payment for plant, property, and equipment	(23)	(42)	—	—	(65)
Cash payment for software related intangible assets	—	(1)	—	—	(1)
Acquisition of business (net of cash acquired)	—	3	—	—	3
Investments and other	—	—	—	—	—

Net cash used by investing activities	(23)	(40)	—	—	(63)

Financing Activities
Issuance of common stock	—	—	—	—	—
Retirement of long-term debt	—	(1)	—	—	(1)
Increase (decrease) in bank overdrafts	—	(18)	—	—	(18)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	—	8	19	—	27
Intercompany dividends and net increase (decrease) in intercompany obligations	(19)	(12)	31	—	—
Distribution to minority interest partners	—	—	—	—	—
Other	—	—	—	—	—

Net cash provided (used) by financing activities	(19)	(23)	50	—	8

Effect of foreign exchange rate changes on cash and cash equivalents	—	(22)	—	—	(22)
Increase (decrease) in cash and cash equivalents	4	(41)	—	—	(37)

Cash and cash equivalents, July 1	6	158	—	—	164

Cash and cash equivalents, September 30 (Note)	$10	$ 117	$ —	$ —	$ 127

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2009
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
	(Millions)

Operating Activities
Net cash provided (used) by operating activities	$184	$ 116	$ (192)	$ —	$ 108

Investing Activities
Proceeds from the sale of assets	—	3	—	—	3
Cash payment for plant, property, and equipment	(35)	(51)	—	—	(86)
Cash payment for software related intangible assets	(1)	(4)	—	—	(5)
Acquisition of business (net of cash acquired)	—	1	—	—	1
Investments and other	—	1	—	—	1

Net cash used by investing activities	(36)	(50)	—	—	(86)

Financing Activities
Issuance of long-term debt	—	—	6	—	6
Debt issuance cost of long-term debt	—	—	(8)	—	(8)
Retirement of long-term debt	—	(4)	(11)	—	(15)
Increase (decrease) in bank overdrafts	—	(18)	—	—	(18)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	—	21	3	—	24
Intercompany dividends and net increase (decrease) in intercompany obligations	(164)	(38)	202	—	—
Distribution to noncontrolling interest partners	—	(10)	—	—	(10)

Net cash provided (used) by financing activities	(164)	(49)	192	—	(21)

Effect of foreign exchange rate changes on cash and cash equivalents	—	10	—	—	10

Increase (decrease) in cash and cash equivalents	(16)	27	—	—	11
Cash and cash equivalents, January 1	16	110	—	—	126

Cash and cash equivalents, September 30 (Note)	$—	$ 137	$ —	$ —	$ 137

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2008
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
	(Millions)

Operating Activities
Net cash provided (used) by operating activities	$31	$86	$(83)	$ —	$34

Investing Activities
Proceeds from the sale of assets	—	2	—	—	2
Cash payment for plant, property, and equipment	(76)	(116)	—	—	(192)
Cash payment for software related intangible assets	(5)	(4)	—	—	(9)
Acquisition of business	(19)	3	—	—	(16)
Investments and other	—	—	—	—	—

Net cash used by investing activities	(100)	(115)	—	—	(215)

Financing Activities
Issuance of common stock	—	—	1	—	1
Retirement of long-term debt	—	(2)	(2)	—	(4)
Increase (decrease) in bank overdrafts	—	(18)	—	—	(18)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	—	10	138	—	148
Intercompany dividends and net increase (decrease) in intercompany obligations	73	(19)	(54)	—	—
Distribution to noncontrolling interest partners	—	(4)	—	—	(4)
Other	—	—	—	—	—

Net cash provided (used) by financing activities	73	(33)	83	—	123

Effect of foreign exchange rate changes on cash and cash equivalents	—	(3)	—	—	(3)

Increase (decrease) in cash and cash equivalents	4	(65)	—	—	(61)
Cash and cash equivalents, January 1	6	182	—	—	188

Cash and cash equivalents, September 30 (Note)	$10	$117	$—	$ —	$127

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The deterioration in the global economy and global credit markets in the past year has negatively impacted global business activity in general, and specifically the automotive industry in which we operate. The market turmoil and tightening of credit, as well as the dramatic decline in the housing market in the United States and Western Europe, have led to a lack of consumer confidence evidenced by a rapid decline in light vehicle purchases in 2008 and the first six months of 2009. Light vehicle production during the first six months of 2009 decreased by 50 percent in North America and 35 percent in Europe as compared to the first six months of 2008. OE production has stabilized and overall the production environment strengthened in the third quarter compared to the second quarter as production began to track more closely to vehicle sales after inventory corrections in the first half of the year. In North America, light vehicle production in the third quarter 2009 was down 21 percent year-over-year. However, the industry built 2.3 million vehicles in the third quarter compared with 1.8 million in the second quarter of this year, a 32 percent increase. In Europe, light vehicle production in the third quarter 2009 was down 15 percent year-over-year. Approximately 4.2 million vehicles were built in the third quarter, down from 4.4 million in the second quarter primarily due to the normal August shut-downs.

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

Total revenues for the third quarter of 2009 were $1,254 million, compared to $1,497 million in the third quarter of 2008. Excluding the impact of currency and substrate sales, revenue was down $71 million or six percent due to lower year-over-year OE vehicle production levels in North America, Europe and Australia. Higher North American aftermarket revenues and stronger production volumes in South America and Asia partially offset these declines.

Gross margin in the third quarter of 2009 was 16.8 percent, up from 13.3 percent in 2008. The improvement, despite higher restructuring and related expenses year-over-year, was driven by our cost reduction efforts, restructuring savings, efficiency improvements, material cost management, lower percentage of substrate revenue and the benefit from a stronger mix between aftermarket and OE revenues as aftermarket revenues typically carry higher gross margins. These improvements were partially offset by lower OE production volumes and manufacturing fixed cost absorption.

Selling, general and administrative expense was up $3 million in the third quarter of 2009, at $90 million, compared to $87 million in the third quarter of 2008. Cost reduction efforts, which included restructuring savings and temporary employee salary reductions and 401(k) match suspension were more than offset by higher year-over-year expense for other compensation related costs and the acquisition of Marzocchi in the third quarter of 2008. The third quarter of 2008 included $3 million in restructuring and related expense. Engineering expense was $27 million and $29 million in the third quarter of 2009 and 2008, respectively. Cost reduction efforts including temporary employee salary reductions, drove the improvement. Selling, general, administrative and engineering expenses increased to 9.3 percent of revenues from 7.7 percent of revenues in 2008 due to lower year-over-year revenues.

Earnings before interest expense, taxes and noncontrolling interests (“EBIT”) was $35 million for the third quarter of 2009 compared to $28 million in the third quarter of 2008. Cost reduction efforts and savings from restructuring activities, along with material cost reductions and the impact of the temporary salary reduction which provided $7 million of savings, more than offset the negative impact from lower OE production volumes and the related manufacturing fixed cost absorption and the unfavorable currency year-over-year impact of $2 million.

Total revenues for the first nine months of 2009 were $3,327 million, compared to $4,708 million for the first nine months of 2008. Excluding the impact of currency and substrate sales, revenue was down $500 million, from $3,513 million to $3,013 million, driven by lower year-over-year OE vehicle production levels in North America, Europe and Australia. Partially offsetting the decline were increased North American aftermarket sales and higher revenues in South America and Asia.

Gross margin in the first three quarters of 2009 was 16.4 percent, up 1.5 percentage points from 14.9 percent in 2008. Cost reduction actions, customer recoveries, manufacturing efficiencies, lower percentage of substrate revenue and the benefit from a stronger mix between OE and aftermarket revenues drove the improvement. These improvements were partially offset by lower OE production volumes and the related manufacturing fixed cost absorption and higher restructuring and related expenses.

Selling, general and administrative expense was down $38 million in the first three quarters of 2009, at $256 million, compared to $294 million in the first three quarters of 2008. Cost reduction efforts, which included restructuring savings, employee furloughs, 401 (k) match suspension and temporary salary reductions drove the improvement. The first nine months of 2009 included $1 million in restructuring and related expense compared to $7 million in aftermarket customer changeover costs and $7 million in restructuring and related expense in the first nine months of 2008. Engineering expense was $72 million and $99 million in the first three quarters of 2009 and 2008, respectively. Cost reduction efforts including engineering cost recoveries, employee furloughs and temporary salary reductions reduced engineering costs. Selling, general, administrative and engineering expenses increased in the first nine months of 2009 to 9.9 percent of revenues from 8.3 percent of revenues in the first nine months of 2008 due to lower year-over-year revenues.

EBIT was $39 million for the first three quarters of 2009, down from $142 million in 2008. Lower OE production volumes in most geographic regions and the related manufacturing fixed cost absorption reduced EBIT by $225 million in addition to $24 million of negative currency year-over-year. We offset over half of this negative impact, primarily through lower selling, general and administrative spending, customer recovery of engineering costs, material cost savings, cost reduction actions, the impact of the temporary salary reduction which provided savings of $14 million and savings from restructuring activities.

Results from Operations

Net Sales and Operating Revenues for the Three Months Ended September 30, 2009 and 2008

The following tables reflect our revenues for the third quarter of 2009 and 2008. We present these reconciliations of revenues in order to reflect the trend in our sales in various product lines and geographic regions separately from the effects of doing business in currencies other than the U.S. dollar. We have not reflected any currency impact in the 2008 table since this is the base period for measuring the effects of currency during 2009 on our operations. We believe investors find this information useful in understanding period-to-period comparisons in our revenues.

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

	Three Months Ended September 30, 2009
				Substrate	Revenues
				Sales	Excluding
			Revenues	Excluding	Currency and
		Currency	Excluding	Currency	Substrate
	Revenues	Impact	Currency	Impact	Sales
	(Millions)

North America Original Equipment
Ride Control	$107	$(1)	$108	$—	$108
Emission Control	321	—	321	147	174

Total North America Original Equipment	428	(1)	429	147	282
North America Aftermarket
Ride Control	110	—	110	—	110
Emission Control	40	(1)	41	—	41

Total North America Aftermarket	150	(1)	151	—	151
Total North America	578	(2)	580	147	433
Europe Original Equipment
Ride Control	107	(2)	109	—	109
Emission Control	235	(41)	276	75	201

Total Europe Original Equipment	342	(43)	385	75	310
Europe Aftermarket
Ride Control	50	(2)	52	—	52
Emission Control	46	(3)	49	—	49

Total Europe Aftermarket	96	(5)	101	—	101
South America & India	103	(12)	115	14	101
Total Europe, South America & India	541	(60)	601	89	512
Asia	102	—	102	21	81
Australia	33	(1)	34	2	32

Total Asia Pacific	135	(1)	136	23	113

Total Tenneco	$1,254	$(63)	$1,317	$259	$1,058

	Three Months Ended September 30, 2008
				Substrate	Revenues
				Sales	Excluding
			Revenues	Excluding	Currency and
		Currency	Excluding	Currency	Substrate
	Revenues	Impact	Currency	Impact	Sales
			(Millions)

North America Original Equipment
Ride Control	$139	$—	$139	$—	$139
Emission Control	381	—	381	188	193

Total North America Original Equipment	520	—	520	188	332
North America Aftermarket
Ride Control	99	—	99	—	99
Emission Control	43	—	43	—	43

Total North America Aftermarket	142	—	142	—	142
Total North America	662	—	662	188	474
Europe Original Equipment
Ride Control	111	—	111	—	111
Emission Control	370	—	370	135	235

Total Europe Original Equipment	481	—	481	135	346
Europe Aftermarket
Ride Control	59	—	59	—	59
Emission Control	52	—	52	—	52

Total Europe Aftermarket	111	—	111	—	111
South America & India	115	—	115	17	98
Total Europe, South America & India	707	—	707	152	555
Asia	77	—	77	24	53
Australia	51	—	51	4	47

Total Asia Pacific	128	—	128	28	100

Total Tenneco	$1,497	$—	$1,497	$368	$1,129

Revenues from our North American operations decreased $84 million in the third quarter of 2009 compared to the same period last year. Lower sales from both North American OE business units was partially offset by higher aftermarket revenues. North American OE emission control revenues were down $60 million in the third quarter of 2009; excluding substrate sales, revenues were down $19 million compared to last year. This decrease was mainly due to lower OE production volumes year-over-year. North American OE ride control revenues for the third quarter of 2009 were down $31 million from the prior year, excluding $1 million of unfavorable currency. The decline was also driven by lower OE production volumes. Our total North American OE revenues, excluding substrate sales and currency, decreased 15 percent in the third quarter of 2009 compared to third quarter of 2008. North American light vehicle production decreased 21 percent. Industry Class 8 commercial vehicle production was down 42 percent and industry Class 5-7 commercial vehicle production was down 32 percent in third quarter of 2009 as compared to the previous year’s comparable period. Aftermarket revenues for North America were $150 million in the third quarter of 2009, an increase of $8 million compared to the prior year. Excluding $1 million in unfavorable currency, aftermarket revenues were up $9 million driven by stronger ride control volumes and pricing, partially offset by lower emission control volumes. Aftermarket ride control revenues increased 11 percent in the third quarter of 2009 while aftermarket emission control revenues, net of unfavorable currency, decreased seven percent in the third quarter of 2009.

Our European, South American and Indian segment’s revenues decreased $166 million, or 23 percent, in the third quarter of 2009 compared to last year. Europe OE emission control revenues of $235 million in the third quarter of 2009 were down 37 percent as compared to the third quarter of last year. Excluding $41 million of unfavorable currency and a reduction in substrate sales, Europe OE emission control revenues decreased 15 percent from 2008 due to lower OE production volumes. Europe OE ride control revenues of $107 million in the third quarter of 2009 were down three percent year-over-year. Excluding unfavorable currency, ride control revenues decreased by two percent in the 2009 third quarter due to the lower production volumes, partially offset by new ride control launches, including new CES business, and a favorable vehicle mix, weighted toward the A/B segment vehicles, which have been better sellers under the recent government incentive programs. Our total European OE revenues, excluding substrate sales and currency, decreased 10 percent in the third quarter of 2009 compared to the third quarter 2008. The third quarter total European light vehicle industry production was down 15 percent when compared to the third quarter of 2008. European aftermarket revenues decreased 13 percent or $15 million in the third quarter of 2009 compared to last year. When adjusted for unfavorable currency, aftermarket revenues were down nine percent. Excluding the negative $2 million impact of currency, ride control aftermarket revenues were down 10 percent while emission control aftermarket revenues were down seven percent, excluding $3 million in unfavorable currency. The decrease was driven by overall market declines but particularly heavy duty ride control products, and the ride control market in Eastern Europe where economies have been more severely impacted by the economic crisis. South American and Indian revenues were $103 million during the third quarter of 2009, compared to $115 million in the prior year. When unfavorable currency and substrates are excluded, revenue was up $3 million compared to the third quarter of last year. Our South American and Indian operations benefited from improved OE production volumes.

Revenues from our Asia Pacific segment, which includes Australia and Asia, increased $7 million to $135 million in the third quarter of 2009 compared to the same period last year. Excluding the impact of substrate sales and currency, revenues increased to $113 million from $100 million in the prior year. Asian revenues for the third quarter of 2009 were $102 million, up 32 percent from last year. Higher OE production volumes in China were the primary reason for the increase. Excluding substrate sales, Asian revenue increased $28 million when compared with last year. Third quarter revenues for Australia decreased 33 percent to $33 million. Excluding lower substrate sales and $1 million of unfavorable currency, Australian revenue decreased 29 percent due to industry light vehicle production declines.

Net Sales and Operating Revenues for the Nine Months Ended September 30, 2009 and 2008

	Nine Months Ended September 30, 2009
				Substrate	Revenues
				Sales	Excluding
			Revenues	Excluding	Currency and
		Currency	Excluding	Currency	Substrate
	Revenues	Impact	Currency	Impact	Sales
			(Millions)

North America Original Equipment
Ride Control	$269	$(7)	$276	$—	$276
Emission Control	810	(3)	813	370	443

Total North America Original Equipment	1,079	(10)	1,089	370	719
North America Aftermarket
Ride Control	318	(4)	322	—	322
Emission Control	118	(3)	121	—	121

Total North America Aftermarket	436	(7)	443	—	443
Total North America	1,515	(17)	1,532	370	1,162
Europe Original Equipment
Ride Control	304	(39)	343	—	343
Emission Control	645	(211)	856	224	632

Total Europe Original Equipment	949	(250)	1,199	224	975
Europe Aftermarket
Ride Control	137	(19)	156	—	156
Emission Control	120	(19)	139	—	139

Total Europe Aftermarket	257	(38)	295	—	295
South America & India	261	(52)	313	39	274
Total Europe, South America & India	1,467	(340)	1,807	263	1,544
Asia	257	1	256	58	198
Australia	88	(30)	118	9	109

Total Asia Pacific	345	(29)	374	67	307

Total Tenneco	$3,327	$(386)	$3,713	$700	$3,013

	Nine Months Ended September 30, 2008
				Substrate	Revenues
				Sales	Excluding
			Revenues	Excluding	Currency and
		Currency	Excluding	Currency	Substrate
	Revenues	Impact	Currency	Impact	Sales
			(Millions)

North America Original Equipment
Ride Control	$372	$—	$372	$—	$372
Emission Control	1,214	—	1,214	597	617

Total North America Original Equipment	1,586	—	1,586	597	989
North America Aftermarket
Ride Control	311	—	311	—	311
Emission Control	122	—	122	—	122

Total North America Aftermarket	433	—	433	—	433
Total North America	2,019	—	2,019	597	1,422
Europe Original Equipment
Ride Control	371	—	371	—	332
Emission Control	1,243	—	1,243	449	794

Total Europe Original Equipment	1,614	—	1,614	449	1,165
Europe Aftermarket
Ride Control	175	—	175	—	175
Emission Control	152	—	152	—	152

Total Europe Aftermarket	327	—	327	—	327
South America & India	317	—	317	48	269
Total Europe, South America & India	2,258	—	2,258	497	1,761
Asia	272	—	272	87	185
Australia	159	—	159	14	145

Total Asia Pacific	431	—	431	101	330

Total Tenneco	$4,708	$—	$4,708	$1,195	$3,513

Revenues from our North American operations decreased $504 million in the first nine months of 2009 compared to the same period last year. Reduced OE revenues were slightly offset by higher aftermarket revenues. North American OE emission control revenues were down $404 million in the first nine months of 2009. Excluding substrate sales and currency impact, OE emission control revenues were down $174 million compared to last year. This decrease was primarily due to significantly lower light vehicle OE production, as discussed in the three month discussion above. North American OE ride control revenues for the first nine months of 2009 were down $103 million from the prior year. Again, the decrease was primarily due to significantly lower light vehicle OE production, as discussed in the three month discussion above. Our total North American OE revenues, excluding substrate sales and currency, decreased 27 percent in the first nine months of 2009 compared to the first nine months of 2008. By comparison, the North American light vehicle production rate decreased 41 percent in the first three quarters of 2009 year-over-year. Aftermarket revenues for North America were $436 million in the first nine months of 2009, an increase of $3 million compared to the prior year. Excluding currency, aftermarket ride control revenues were up $11 million compared with the first nine months of 2008 while aftermarket emission control revenues decreased $1 million in the first nine months of 2009 when compared to prior year.

European, South American and Indian segment’s revenues decreased $791 million, or 35 percent, in the first nine months of 2009 compared to last year. European light vehicle industry production for the first nine months of 2009 decreased 29 percent from the first nine months of 2008. Europe OE emission control revenues of $645 million in the first nine months of 2009 were down 48 percent as compared to the first nine months of last year. Excluding substrate sales and unfavorable impact of $211 million due to currency, Europe OE emission control revenues decreased 20 percent over 2008. Europe OE ride control revenues of $304 million in the first nine months of 2009 were down 18 percent year-over-year. Excluding currency, revenues decreased by 8 percent in the first nine months of 2009 due to lower production volumes. European aftermarket revenues decreased $70 million in the first nine months of 2009 compared to last year. When adjusted for currency, aftermarket revenues were down 10 percent. Excluding the $19 million negative impact of currency, ride control aftermarket revenues were down 11 percent. Emission control aftermarket revenues were down nine percent, excluding $19 million of negative currency, due to lower volumes which more than offset improved pricing. South American and Indian revenues were $261 million during the first nine months of 2009, compared to $317 million in the prior year. Excluding negative currency and substrate sales, South American and Indian revenue was up $5 million from last year.

Revenues from our Asia Pacific segment decreased $86 million to $345 million in the first nine months of 2009 compared to the same period last year. Excluding the impact of substrate sales and currency, revenues decreased to $307 million from $330 million in the prior year. Asian revenues for the first nine months of 2009 were $257 million, down six percent from last year. This decrease was primarily due to lower substrate sales in China. Excluding currency and substrates, Asian revenue was up seven percent in the first nine months of 2009 when compared to the same time period last year. Revenues for the first nine months of 2009 for Australia decreased 44 percent to $88 million from $159 million. Excluding substrate sales and unfavorable currency, Australian revenue was down $36 million.

EBIT for the Three Months ended September 30, 2009 and 2008

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2009	2008	Change
		(Millions)

North America	$17	$(2)	$19
Europe, South America & India	10	24	(14)
Asia Pacific	8	6	2

	$35	$28	$7

The EBIT results shown in the preceding table include the following items, certain of which are discussed below under “Restructuring and Other Charges,” which have an effect on the comparability of EBIT results between periods:

	Three Months
	Ended
	September 30,
	2009	2008
	(Millions)

North America
Restructuring and related expenses	$11	$5
Europe, South America & India
Restructuring and related expenses	—	1
Asia Pacific
Restructuring and related expenses	—	—

EBIT for North American operations was $17 million in the third quarter of 2009, compared to a loss of $2 million one year ago. The benefits to EBIT from cost reduction efforts, restructuring savings, manufacturing efficiencies, material cost management as well as the benefit from higher aftermarket sales and new platform launches more than offset the negative impact on EBIT from lower OE production volumes, the related manufacturing fixed cost absorption and higher restructuring and related expenses. Currency had a $4 million favorable impact on North American EBIT. Restructuring and related expenses of $11 million were included in third quarter of 2009 compared to restructuring and related expenses of $5 million in the third quarter of 2008.

Our European, South American and Indian segment’s EBIT was $10 million for the third quarter of 2009 compared to $24 million during the same period last year. European, South American and Indian segment’s EBIT benefited from cost reductions, restructuring savings, material cost management, new OE platform launches and lower restructuring and related expense. These benefits were more than offset by significantly lower OE production volumes, the related manufacturing fixed cost absorption and decreased aftermarket sales. Currency had a $5 million unfavorable impact on European, South American and Indian segment’s EBIT. Included in third quarter 2008 European, South American and Indian segment’s EBIT was $1 million in restructuring and related expenses.

EBIT for our Asia Pacific segment in the third quarter of 2009 increased to $8 million from $6 million in the third quarter of 2008. Asia Pacific EBIT benefited from OE production volume increases in Asia, particularly China. This benefit was partially offset by lower production volumes and the related manufacturing fixed cost absorption in Australia. EBIT was also negatively impacted by $1 million of currency in the third quarter of 2009 when compared to last year.

Currency had a $2 million unfavorable impact on overall company EBIT for the three months ended September 30, 2009, as compared to the prior year.

EBIT as a Percentage of Revenue

	Three Months
	Ended
	September 30,
	2009	2008

North America	3%	—
Europe, South America & India	2%	3%
Asia Pacific	6%	5%
Total Tenneco	3%	2%

In North America, EBIT as a percentage of revenue for the third quarter of 2009 was up three percentage points when compared to last year. The increase in EBIT from cost reduction efforts, restructuring savings, manufacturing efficiencies, currency gains, material cost management as well as the benefit from higher aftermarket sales more than offset the negative impact on EBIT from lower OE production volumes and the related manufacturing fixed cost absorption and increased restructuring and related expenses. In Europe, South America and India, EBIT margin for the third quarter of 2009 was one percentage point lower than prior year. Cost reductions, restructuring savings, new OE platform launches and lower restructuring and related expense were more than offset by lower OE production volumes, the related manufacturing fixed cost absorption, decreased aftermarket sales and unfavorable currency. EBIT as a percentage of revenue for our Asia Pacific segment increased one percentage point in the third quarter of 2009 versus the prior year as lower production volumes and the related manufacturing fixed cost absorption in Australia and unfavorable currency were more than offset by higher OE volumes in Asia and cost reduction efforts.

EBIT for the Nine Months Ended September 30, 2009 and 2008

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2009	2008	Change
		(Millions)

North America	$27	$24	$3
Europe, South America & India	(1)	97	(98)
Asia Pacific	13	21	(8)

	$39	$142	$(103)

The EBIT results shown in the preceding table include the following items, certain of which are discussed below under “Restructuring and Other Charges,” which have an effect on the comparability of EBIT results between periods:

	Nine Months
	Ended
	September 30,
	2009	2008
	(Millions)

North America
Restructuring and related expenses	$14	$7
Environmental reserve(1)	5	—
Changeover costs for new aftermarket customers(2)	—	7
Europe, South America & India
Restructuring and related expenses	3	7
Asia Pacific
Restructuring and related expenses	—	2

(1)	Represents a reserve related to environmental liabilities of a company Tenneco acquired in 1996, at locations never operated by Tenneco, and for which that acquired company had been indemnified by Mark IV Industries, which declared bankruptcy in the second quarter of 2009.

(2)	Represents costs associated with changing new aftermarket customers from their prior suppliers to an inventory of our products. Although our aftermarket business regularly incurs changeover costs, we specifically identify in the table above those changeover costs that, based on the size or number of customers involved, we believe are of an unusual nature for the quarter in which they were incurred.

EBIT from North American operations increased to $27 million in the first nine months of 2009, from $24 million one year ago. The benefits to EBIT from new platform launches, manufacturing efficiencies, reduced selling, general, administrative and engineering spending, lower customer changeover costs, restructuring savings and customer recoveries were only partially offset by lower OE production volumes and the related manufacturing fixed cost absorption and increased restructuring and related expenses. Currency had a $3 million unfavorable impact on North American EBIT. Restructuring and related expenses of $14 million and an environmental charge of $5 million were included in the first nine months of 2009 compared to $7 million of restructuring and related expenses and $7 million of aftermarket changeover costs in the first nine months of 2008.

Our European, South American and Indian segment’s EBIT was a loss of $1 million for the first nine months of 2009 compared to $97 million of earnings during the same period last year. The decline was driven by significantly lower OE production volumes and the related manufacturing fixed cost absorption. Reduced selling, general, administrative and engineering costs, favorable material costs, restructuring savings, lower restructuring and related expenses and cost reduction efforts only slightly offset the decline. Restructuring and related expenses of $3 million were included in EBIT for the first nine months of 2009, a decrease of $4 million from the same period last year. Currency had a $17 million unfavorable impact on the first nine months’ EBIT of 2009.

EBIT for our Asia Pacific segment in the first nine months of 2009 was $13 million compared to $21 million in the first nine months of 2008. Lower production volumes in Australia and the related manufacturing fixed cost absorption drove the decline to EBIT. This decline was partially offset by higher production volumes in Asia, manufacturing efficiencies, lower restructuring and related expenses and cost reduction efforts. Currency had a negative impact on EBIT of $4 million in the first nine months of 2009. Included in EBIT for the first nine months of 2008 was $2 million of restructuring and related expenses.

Currency had a $24 million unfavorable impact on overall company EBIT for the nine months ended September 30, 2009, as compared to the prior year.

EBIT as a Percentage of Revenue

	Nine Months
	Ended
	September 30,
	2009	2008

North America	2%	1%
Europe, South America & India	—	4%
Asia Pacific	4%	5%
Total Tenneco	1%	3%

In North America, EBIT as a percentage of revenue for the first nine months of 2009 was up one percentage point when compared to last year. The benefits to EBIT from new platform launches, manufacturing efficiencies, material cost management, reduced selling, general, administrative and engineering spending, lower customer changeover costs, restructuring savings and customer recoveries were only partially offset by lower OE production volumes and related manufacturing fixed cost absorption, higher restructuring and related expenses, an environmental reserve and unfavorable currency. In Europe, South America and India, EBIT margin for the first nine months of 2009 was four percentage points lower than prior year due to significantly lower OE production volumes and related manufacturing fixed cost absorption and unfavorable currency, partially offset by material cost management, restructuring savings, lower restructuring and related expenses and new OE platform launches. EBIT as a percentage of revenue for our Asia Pacific segment decreased one percentage point in the first nine months of 2009 versus the prior year as lower production volumes in Australia and the related manufacturing fixed cost absorption and unfavorable currency were partially offset by improved OE volumes in Asia, cost reduction efforts, material cost management, lower restructuring and related expenses and improved manufacturing efficiencies.

Interest Expense, Net of Interest Capitalized

We reported interest expense in the third quarter of 2009 of $35 million net of interest capitalized of $1 million ($33 million in our U.S. operations and $2 million in our foreign operations), up from $30 million net of interest capitalized of $2 million ($29 million in our U.S. operations and $1 million in our foreign operations) from the third quarter of 2008. Interest expense increased in the third quarter of 2009 compared to the prior year as a result of our higher borrowing spreads under our amended credit agreement partially offset by lower LIBOR rates.

We reported interest expense for the first nine months of 2009 of $101 million net of interest capitalized of $3 million ($98 million in our U.S. operations and $3 million in our foreign operations), up from $88 million net of interest capitalized of $5 million ($87 million in our U.S. operations and $1 million in our foreign operations) a year ago. The requirement to mark to market the interest rate swaps decreased interest expense by $1 million for the first nine months of 2008.

On September 30, 2009, we had $1.013 billion in long-term debt obligations that have fixed interest rates. Of that amount, $245 million is fixed through July 2013, $500 million is fixed through November 2014, $250 million is fixed through November 2015, and the remainder is fixed from 2009 through 2025. We also have $387 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” later in this Management’s Discussion and Analysis.

Income Taxes

We reported income tax expense of $4 million in the third quarter of 2009. The tax expense recorded differs from a statutory rate of 35 percent because of $4 million in tax charges primarily related to the impact of not benefiting tax losses in the U.S. and certain foreign jurisdictions. We reported income tax expense of $131 million in the third quarter of 2008 which included a $132 million non-cash charge primarily related to recording a valuation allowance against deferred tax assets and repatriating $40 million in cash from Brazil as a result of strong performance in South America over the past several years.

Income tax expense was $18 million for the first nine months of 2009, compared to $163 million for the first nine months of 2008. The tax expense recorded for the first nine months of 2009 differs from a statutory rate of 35 percent because of $40 million in tax charges primarily related to the impact of not benefiting tax losses in the U.S. and certain foreign jurisdictions. The tax expense recorded for the first nine months of 2008 includes $146 million of non-cash charges related to recording a valuation allowance against deferred tax assets, repatriating $40 million in cash from Brazil as a result of strong performance in South America over the past several years, changes in our estimates for tax matters subject to audit and for tax liabilities related to changes in inter-company billing arrangements.

Restructuring and Other Charges

Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. Our Board of Directors approved a restructuring project in 2001, known as Project Genesis, which was designed to lower our fixed costs, relocate capacity, reduce our work force, improve efficiency and utilization, and better optimize our global footprint. We have subsequently engaged in various other restructuring projects related to Project Genesis. We incurred $40 million in restructuring and related costs during 2008, of which $17 million was recorded in cost of sales and $23 million was recorded in selling, general, administrative and engineering expense. In the third quarter of 2009, we incurred $11 million in restructuring and related costs, all of which was recorded in cost of sales. In the first nine months of 2009, we incurred $17 million in restructuring and related costs, of which $14 million was recorded in cost of sales, $1 million was recorded in selling, general, administrative and engineering expense and $2 million was recorded in depreciation and amortization expense.

Under the terms of our amended and restated senior credit agreement that took effect on February 23, 2009, we are allowed to exclude $40 million of cash charges and expenses, before taxes, related to cost reduction initiatives incurred after February 23, 2009 from the calculation of the financial covenant ratios required under our senior credit facility. As of September 30, 2009, we have excluded $15 million in allowable charges relating to restructuring initiatives against the $40 million available under the terms of the February 2009 amended and restated senior credit facility.

On September 22, 2009, we announced that we will be closing our original equipment ride control plant in Cozad, Nebraska as we continue to restructure our operations. We had originally announced plans to close one OE ride control plant in the United States as part of our global restructuring announcement in October of 2008, but postponed this action in January 2009 in order to preserve cash during the global economic crisis. We now estimate this closing will generate $8 million in annualized cost savings once completed, incremental to the $58 million of savings related to our October 2008 announcement. We expect the elimination of 500 positions at the Cozad plant and expect to record up to $20 million in restructuring and related expenses, of which approximately $14 million represents cash expenditures, with all expenses recorded by third quarter of 2010. We plan to hire at other facilities as we move the production from Cozad to those facilities, resulting in a net decrease of approximately 60 positions. During the third quarter of 2009 we recorded $11 million of restructuring and related expenses related to this initiative.

We still expect, as originally announced in October 2008 and revised in January 2009, the elimination of 1,100 positions and estimate that we will record up to $31 million in charges, of which approximately $25 million represents cash expenditures, in connection with the restructuring program announced in the fourth quarter of 2008. We recorded $24 million of these charges in 2008, $6 million in the first nine months of 2009 and expect to record the remaining $1 million during the rest of 2009. We expect to generate approximately $58 million in annual savings beginning in 2009 related to this restructuring program. Various restructuring projects announced prior to the fourth quarter of 2008 are still being completed, and when complete, will generate an additional $7 million in annual savings.

Earnings (Loss) Per Share

We reported a net loss attributable to Tenneco Inc. of $8 million or $0.17 per diluted common share for the third quarter of 2009, as compared to net loss attributable to Tenneco Inc. of $136 million or $2.92 per diluted common share for the third quarter of 2008. Included in the results for the third quarter of 2009 were negative impacts from expenses related to our restructuring activities and tax adjustments. The net impact of these items decreased earnings per diluted share by $0.24. Included in the results for the third quarter of 2008 were negative impacts from expenses related to our restructuring activities and the negative impact of our tax adjustments. The net impact of these items decreased earnings per diluted share by $2.93. Please read the Notes to the condensed consolidated financial statements for more detailed information on earnings per share.

We reported a net loss attributable to Tenneco Inc. of $90 million or $1.93 per diluted common share for the first three quarters of 2009, as compared to a net loss attributable to Tenneco Inc. of $117 million or $2.53 per diluted common share for the first three quarters of 2008. Included in the results for the first three quarters of 2009 were negative impacts from expenses related to our restructuring activities, an environmental reserve and tax adjustments. The net impact of these items decreased earnings per diluted share by $1.17. Included in the results for the first three quarters of 2008 were negative impacts from expenses related to our restructuring activities, new aftermarket changeover costs and tax charges. The net impact of these items decreased earnings per diluted share by $3.45.

Cash Flows for the Three Months Ended September 30, 2009 and 2008

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2009	2008
	(Millions)

Cash provided (used) by:
Operating activities	$77	$40
Investing activities	(19)	(63)
Financing activities	(48)	8

Operating Activities

For the three months ended September 30, 2009, operating activities provided $77 million in cash compared to $40 million in cash provided during the same period last year. For the three months ended September 30, 2009, working capital provided cash of $26 million versus a cash use of $2 million for the three months ended September 30, 2008. Receivables were a use of cash of $67 million compared to cash provided by receivables of $34 million in the prior year. This decrease in cash flow from receivables was primarily driven by the year over year change in production activity. In 2008, production decreased from the second quarter, resulting in declining receivables and producing positive receivables cash flow. Production increased in the third quarter of 2009 compared to the second quarter, resulting in increasing receivables and a use of cash. This impact was partially offset by improved cash flow from factored receivables which increased receivable collections by $36 million in the third quarter of 2009 compared to $10 million in the same period last year. Inventory cash flow improved by $13 million as a result of our inventory management efforts. Accounts payable provided cash of $92 million compared to last year’s cash outflow of $9 million, an improvement of $101 million. Cash taxes were $20 million for the three months ended September 30, 2009, compared to $26 million in the prior year.

One of our European subsidiaries receives payment from one of its OE customers whereby the accounts receivable are satisfied through the delivery of negotiable financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets as they do not meet our definition of cash equivalents. The amount of these financial instruments that was collected before their maturity date totaled $2 million as of September 30, 2009, compared with $13 million at the same date in 2008. No negotiable financial instruments were held by our European subsidiary as of September 30, 2009 or September 30, 2008.

In certain instances, several of our Chinese subsidiaries receive payment from OE customers and satisfy vendor payments through the receipt and delivery of negotiable financial instruments. Financial instruments used to satisfy vendor payables and not redeemed totaled $17 million and $13 million at September 30, 2009 and 2008, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $18 million and $9 million at September 30, 2009 and 2008, respectively, and were classified as other current assets. One of our Chinese subsidiaries that issues its own negotiable financial instruments to pay its vendors is required to maintain a cash balance if they exceed certain credit limits with the financial institution that guarantees those financial instruments. A restricted cash balance was not required at that Chinese subsidiary at September 30, 2009 and 2008.

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

Investing Activities

Cash used for investing activities was $44 million lower in the third quarter of 2009 compared to the same period a year ago. Cash payments for plant, property and equipment were $20 million in the third quarter of 2009 versus payments of $65 million in the third quarter of 2008. We continue to closely manage and prioritize capital spending without compromising investments needed for new business launches, technology development and future growth opportunities. In September 2008, we acquired Gruppo Marzocchi which resulted in a $3 million cash inflow ($(1) million cash consideration paid, net of $4 million cash acquired). Cash payments for software-related intangible assets were $1 million in each third quarter of 2009 and 2008.

Financing Activities

Cash flow from financing activities was a $48 million outflow in the third quarter of 2009 compared to an inflow of $8 million in the same period of 2008. The decrease was mainly due to lower year-over-year borrowings against our revolver during the third quarter of 2009 as compared to the third quarter of 2008. Borrowings from our revolving credit facility are utilized as needed to supplement our cash flows from operating activities to fund our working capital requirements.

Cash Flows for the Nine Months Ended September 30, 2009 and 2008

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2009	2008
	(Millions)

Cash provided (used) by:
Operating activities	$108	$34
Investing activities	(86)	(215)
Financing activities	(21)	123

Operating Activities

For the nine months ended September 30, 2009, operating activities provided $108 million in cash compared to $34 million in cash provided during the same period last year. For the nine months ended September 30, 2009, cash provided from working capital was $10 million versus $146 million in cash used for the nine months ended September 30, 2008. Receivables were a use of cash of $124 million compared to a cash use of $114 million in the prior year. Lower year-over-year sales combined with reduced cash flow from factored receivables drove the decrease. Inventory represented a cash inflow of $76 million during the nine months ended September 30, 2009, an improvement of $127 million over the prior year. The year-over-year improvement of inventory was primarily a result of our intense focus to reduce inventory levels. Accounts payable provided cash of $56 million, an increase from last year’s cash inflow of $41 million. Cash taxes were $32 million for the nine months ended September 30, 2009, compared to $50 million in the prior year.

Investing Activities

Cash used for investing activities was $129 million lower in the first three quarters of 2009 compared to the same period a year ago. Cash payments for plant, property and equipment were $86 million in the first three quarter of 2009 versus payments of $192 million in the first nine months of 2008. The decrease of $106 million in cash payments for plant, property and equipment was a result of our efforts to conserve cash. We anticipate our capital spending for the entire 2009 year to be $125 million. Cash of $19 million was used to acquire ride control assets at Delphi’s Kettering, Ohio location during the first three quarters of 2008. In September 2008, we acquired Gruppo Marzocchi which resulted in a $3 million cash inflow ($(1) million cash consideration paid, net of $4 million cash acquired). Cash payments for software-related intangible assets were $5 million in the first nine months of 2009 compared to $9 million in the first nine months of 2008.

Financing Activities

Cash flow from financing activities was a $21 million outflow in the first nine months of 2009 compared to an inflow of $123 million in the same period of 2008. The primary reason for the change is attributable to a decrease in year-over-year borrowings against our revolver during the first nine months of 2009 as compared to the same period in 2008. Borrowings from our revolving credit facility are utilized as needed to supplement our cash flows from operating activities to fund our working capital requirements.

Outlook

We believe that the worst of the global economic crisis is behind us and that the overall industry production levels will improve starting in the fourth quarter and going forward into next year. Build rates, however, will continue to be lower than in recent years in most mature markets in the near future and there may be additional challenges ahead. In North America and Europe for the fourth quarter, we expect production to increase over the third quarter and that the strong year-over-year production growth will continue in China and India. The global aftermarket, we anticipate, will remain stable year-over-year.

According to Global Insight, light vehicle production for the entire year is expected to be down year-over-year in most geographic regions throughout the world. North American light vehicle production levels are expected to decline 32 percent for the full year of 2009 as compared to 2008. Full year vehicle production for 2009 in Europe is expected to fall year-over-year by 21 percent. Global Insight projects production for the full year to decline in South America by seven percent, while India’s light vehicle production is projected to increase by 13 percent. China light vehicle production for the entire year of 2009 is expected to increase by 37 percent year-over-year, when compared to 2008, while Australia’s production is projected to decline by 33 percent for the full year 2009 when compared to 2008.

We will continue to focus our efforts on cost reduction and cash generation initiatives, which include controlling discretionary spending, increasing productivity and reducing costs through Six Sigma, Lean manufacturing and restructuring activities. These strategies have proven effective in helping us manage through this economic crisis during the first nine months of the year and will continue to help us counter any potential industry downturn in the future. At the same time, we are continuing to make progress on achieving our long-term growth strategies. We have not sacrificed any of our long term growth plans during this economic downturn. We are positioned and prepared to capitalize on an eventual recovery, especially given that our growth is more a function of new content and expansion into the commercial vehicle markets than light vehicle volume recovery. As early as the end of this year, we have new programs launching, including for commercial vehicles, that require higher emission control content. We are targeting our investments toward regulatory-driven technologies and capabilities required to support the light and commercial vehicle launches that ramp up in 2010.

We have revised our full year guidance down on capital spending to $125 million from $140 million.

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

Revenue Recognition

We recognize revenue for sales to our original equipment and aftermarket customers when title and risk of loss passes to the customers under the terms of our arrangements with those customers, which is usually at the time of shipment from our plants or distribution centers. In connection with the sale of exhaust systems to certain original equipment manufacturers, we purchase catalytic converters and diesel particulate filters or components thereof including precious metals (“substrates”) on behalf of our customers which are used in the assembled system. These substrates are included in our inventory and “passed through” to the customer at our cost, plus a small margin, since we take title to the inventory and are responsible for both the delivery and quality of the finished product. Revenues recognized for substrate sales were $671 million, and $1,195 million for the first nine months of 2009 and 2008, respectively. For our aftermarket customers, we provide for promotional incentives and returns at the time of sale. Estimates are based upon the terms of the incentives and historical experience with returns. Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis. Shipping and handling costs billed to customers are included in revenues and the related costs are included in cost of sales in our Statements of Income (Loss).

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

Pre-production Design and Development and Tooling Assets

We expense pre-production design and development costs as incurred unless we have a contractual guarantee for reimbursement from the original equipment customer. Unbilled pre-production design and development costs recorded in prepayments and other and long-term receivables totaled $12 million on the balance sheet at both September 30, 2009 and December 31, 2008, respectively. In addition, plant, property and equipment included $50 million and $53 million at September 30, 2009 and December 31, 2008, respectively, for original equipment tools and dies that we own, and prepayments and other included $33 million and $22 million at September 30, 2009 and December 31, 2008, respectively, for in-process tools and dies that we are building for our original equipment customers.

Income Taxes

We evaluate our deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. U.S. GAAP requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. This assessment considers, among other matters, the nature, frequency and amount of recent losses, the duration of statutory carryforward periods, and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified.

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

In 2008, we recorded tax expense of $289 million primarily related to establishing a valuation allowance against our net deferred tax assets in the U.S. During the first nine months of 2009, we recorded an additional valuation allowance of $25 million primarily related to U.S. tax benefits recorded on first nine months 2009 U.S. losses. In the U.S., we utilize the results from 2008 and a projection of our results for 2009 as a measure of the cumulative losses in recent years. Accounting standards do not permit us to give any consideration to a likely economic recovery in the U.S. or the recent new business we have won particularly in the commercial vehicle segment in evaluating the requirement to record a valuation allowance. Consequently, we concluded that our ability to fully utilize our NOLs was limited due to projecting the current negative economic environment into the future and the impact of the current negative operating environment on our tax planning strategies. As a result of tax planning strategies which have not yet been implemented but which we plan to implement and which do not depend upon generating future taxable income, we continue to carry deferred tax assets in the U.S. of $70 million relating to the expected utilization of those NOLs. The federal NOL expires beginning in 2020 through 2028. The state NOLs expire in various years through 2028.

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

Except in the U.K., our pension plans generally do not require employee contributions. Our policy is to fund our pension plans in accordance with applicable U.S. and foreign government regulations and to make additional payments as funds are available to achieve full funding of the accumulated benefit obligation. At September 30, 2009, all legal funding requirements had been met. Other postretirement benefit obligations, such as retiree medical, and certain foreign pension plans are funded as the obligations become due.

Changes in Accounting Pronouncements

Footnote 13 in our Notes to Condensed Consolidated Financial Statements located in Part I Item 1 of this Form 10-Q is incorporated herein by reference.

Liquidity and Capital Resources

Capitalization

	September 30,	December 31,
	2009	2008	% Change
	(Millions)

Short-term debt and maturities classified as current	$73	$49	49%
Long-term debt	1,395	1,402	—

Total debt	1,468	1,451	1

Total redeemable noncontrolling interests	5	7	(29)

Total noncontrolling interests	26	24	8
Tenneco Inc. Shareholders’ equity	(244)	(251)	3

Total equity	(218)	(227)	4

Total capitalization	$1,255	$1,231	2

General.  Short-term debt, which includes maturities classified as current and borrowings by foreign subsidiaries, was $73 million and $49 million as of September 30, 2009 and December 31, 2008, respectively. Borrowings under our revolving credit facilities, which are classified as long-term debt, were $242 million and $239 million as of September 30, 2009 and December 31, 2008, respectively.

The 2009 year-to-date increase in total equity primarily resulted from a $86 million increase of translation of foreign balances into U.S. dollars and a net loss attributable to Tenneco Inc. of $90 million. While our book equity balance was negative at September 30, 2009, it had no effect on our business operations. We have no debt covenants that are based upon our book equity, and there are no other agreements that are adversely impacted by our negative book equity.

Overview.  Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions. The arrangement is secured by substantially all our domestic assets and pledges of up to 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries. As of September 30, 2009, the senior credit facility consisted of a five-year, $139 million term loan A maturing in March 2012, a five-year, $550 million revolving credit facility maturing in March 2012, and a seven-year $130 million tranche B-1 letter of credit/revolving loan facility maturing in March 2014. Our outstanding debt also includes $245 million of 10 1/4 percent senior secured notes due July 15, 2013, $250 million of 8 1/8 percent senior notes due November 15, 2015, and $500 million of 8 5/8 percent senior subordinated notes due November 15, 2014. At September 30, 2009 we had unused borrowing capacity of $390 million under our $680 million revolving credit facility with $242 million in outstanding borrowings and $48 million in letters of credit.

The term loan A facility is payable in twelve consecutive quarterly installments, commencing June 30, 2009 as follows: $6 million due each of June 30, September 30, December 31, 2009 and March 31, 2010, $15 million due each of June 30, September 30, December 31, 2010 and March 31, 2011, and $17 million due each of June 30, September 30, December 31, 2011 and March 16, 2012. Over the next twelve months we plan to repay $41 million of the senior term loan due 2012 by increasing our revolver borrowings which are classified as long-term debt. Accordingly, we have classified the $41 million repayment as long-term debt. The revolving credit facility requires that any amounts drawn be repaid by March 2012. Prior to that date, funds may be borrowed, repaid and re-borrowed under the revolving credit facility without premium or penalty. Letters of credit may be issued under the revolving credit facility.

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

Beginning February 23, 2009, and following each fiscal quarter thereafter, the margin we pay on borrowings under our term loan A and revolving credit facility incurred interest at an annual rate equal to, at our option, either (i) the London Interbank Offered Rate plus a margin of 550 basis points, or (ii) a rate consisting of the greater of (a) the JPMorgan Chase prime rate plus a margin of 450 basis points, and (b) the Federal Funds rate plus 50 basis points plus a margin of 450 basis points. The margin we pay on these borrowings will be reduced by 50 basis points following each fiscal quarter for which our consolidated net leverage ratio is less than 5.0, and will be further reduced by an additional 50 basis points following each fiscal quarter for which the consolidated net leverage ratio is less than 4.0.

Also beginning February 23, 2009, and following each fiscal quarter thereafter, the margin we pay on borrowings under our tranche B-1 facility incurred interest at an annual rate equal to, at our option, either (i) the London Interbank Offered Rate plus a margin of 550 basis points, or (ii) a rate consisting of the greater of (a) the JPMorgan Chase prime rate plus a margin of 450 basis points, and (b) the Federal Funds rate plus 50 basis points plus a margin of 450 basis points. The margin we pay on these borrowings will be reduced by 50 basis points following each fiscal quarter for which our consolidated net leverage ratio is less than 5.0.

The February 23, 2009, amendment to our senior credit facility also placed further restrictions on our operations including limitations on: (i) debt incurrence, (ii) incremental loan extensions, (iii) liens, (iv) restricted payments, (v) optional prepayments of junior debt, (vi) investments, (vii) acquisitions, and (viii) mandatory prepayments. The definition of EBIDTA was amended to allow for $40 million of cash restructuring charges taken after the date of the amendment and $4 million annually in aftermarket changeover costs. We agreed to pay each consenting lender a fee. The lender fee plus amendment costs were approximately $8 million.

On December 24, 2008, we amended our senior secured credit facility to increase the margin we pay on the borrowings from 1.50 percent to 3.00 percent on revolver loans, term loan A and tranche B-1 loans; from 0.50 percent to 2.00 percent on prime based loans; from 1.00 percent to 2.50 percent on federal funds based loans and from 0.35 percent to 0.50 percent on the commitment fee associated with the facility. In addition, we agreed to pay each consenting lender a fee. The lender fee plus amendment costs were approximately $3 million.

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

	For the Period
	3/16/2007	12/24/2008	2/23/2009	3/2/2009	5/15/2009
	thru	thru	thru	thru	thru	Beginning
	12/23/2008	2/22/2009	3/1/2009	5/14/2009	8/13/2009	8/14/2009

Applicable Margin over LIBOR for Revolving Loans	1.50%	3.00%	5.50%	4.50%	5.00%	5.50%
Applicable Margin over LIBOR for Term Loan A Loans	1.50%	3.00%	5.50%	4.50%	5.00%	5.50%
Applicable Margin over LIBOR for Tranche B-1 Loans	1.50%	3.00%	5.50%	5.00%	5.00%	5.50%
Applicable Margin for Prime-based Loans	0.50%	2.00%	4.50%	3.50%	4.00%	4.50%
Applicable Margin for Federal Funds based Loans	1.00%	2.50%	5.00%	4.00%	4.50%	5.00%
Commitment Fee	0.35%	0.50%	0.75%	0.50%	0.50%	0.75%

Senior Credit Facility — Other Terms and Conditions.  As described above, we are highly leveraged. Our senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA, as defined in the senior credit facility agreement), and consolidated interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined under the senior credit facility agreement) at the end of each period indicated. Failure to maintain these ratios will result in a default under our senior credit facility. The financial ratios required under the amended and restated senior credit facility and, the actual ratios we achieved for the first three quarters of 2009, are as follows:

	Quarter Ended
	March 31,		June 30,		September 30,
	2009		2009		2009
	Req.	Act.	Req.	Act.	Req.	Act.

Leverage Ratio (maximum)	5.50	4.72	7.35	5.77	7.90	5.17
Interest Coverage Ratio (minimum)	2.25	2.91	1.85	2.21	1.55	2.16

The financial ratios required under the senior credit facility for the remainder of 2009 and beyond are set forth below:

		Interest
	Leverage	Coverage
Period Ending	Ratio	Ratio

December 31, 2009	6.60	1.60
March 31, 2010	5.50	2.00
June 30, 2010	5.00	2.25
September 30, 2010	4.75	2.30
December 31, 2010	4.50	2.35
March 31, 2011	4.00	2.55
June 30, 2011	3.75	2.55
September 30, 2011	3.50	2.55
December 31, 2011	3.50	2.55
Each quarter thereafter	3.50	2.75

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

The senior credit facility agreement also contains restrictions on our operations that are customary for similar facilities, including limitations on: (i) incurring additional liens; (ii) sale and leaseback transactions (except for the permitted transactions as described in the amended and restated agreement); (iii) liquidations and dissolutions; (iv) incurring additional indebtedness or guarantees; (v) investments and acquisitions; (vi) dividends and share repurchases; (vii) mergers and consolidations; and (viii) refinancing of subordinated and 10 1/4 percent senior secured notes. Compliance with these requirements and restrictions is a condition for any incremental borrowings under the senior credit facility agreement and failure to meet these requirements enables the lenders to require repayment of any outstanding loans. As of September 30, 2009, we were in compliance with all the financial covenants and operational restrictions of the facility.

Our senior credit facility does not contain any terms that could accelerate payment of the facility or affect pricing under the facility as a result of a credit rating agency downgrade.

Senior Secured, Senior and Subordinated Notes.  As of September 30, 2009, our outstanding debt also includes $245 million of 10 1/4 percent senior secured notes due July 15, 2013, $250 million of 8 1/8 percent senior notes due November 15, 2015, and $500 million of 8 5/8 percent senior subordinated notes due November 15, 2014. We can redeem some or all of the notes at any time after July 15, 2008 in the case of the senior secured notes, November 15, 2009 in the case of the senior subordinated notes and November 15, 2011 in the case of the senior notes. If we sell certain of our assets or experience specified kinds of changes in control, we must offer to repurchase the notes. We are permitted to redeem up to 35 percent of the senior notes with the proceeds of certain equity offerings completed before November 15, 2010.

Our senior secured, senior and senior subordinated notes require that, as a condition precedent to incurring certain types of indebtedness not otherwise permitted, our consolidated fixed charge coverage ratio, as calculated on a pro forma basis, be greater than 2.00. We have not incurred any of the types of indebtedness not otherwise permitted by the indentures. The indentures also contain restrictions on our operations, including limitations on: (i) incurring additional indebtedness or liens; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; (v) asset sales and (vi) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. In addition, the senior secured notes and related guarantees are secured by second priority liens, subject to specified exceptions, on all of our and our subsidiary guarantors’ assets that secure obligations under our senior credit facility, except that only a portion of the capital stock of our subsidiary guarantors’ domestic subsidiaries is provided as collateral and no assets or capital stock of our direct or indirect foreign subsidiaries secure the notes or guarantees. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. The senior subordinated notes rank junior in right of payment to our senior credit facility and any future senior debt incurred. As of September 30, 2009, we were in compliance with the covenants and restrictions of these indentures.

Accounts Receivable Securitization.  In addition to our senior credit facility, senior secured notes, senior notes and senior subordinated notes, we also sell some of our accounts receivable on a nonrecourse basis in North America and Europe. In North America, we have an accounts receivable securitization program with two commercial banks. We sell original equipment and aftermarket receivables on a daily basis under the bank program. We had sold accounts receivable under the bank program of $85 million and $101 million at September 30, 2009 and December 31, 2008, respectively. This program is subject to cancellation prior to its maturity date if we (i) fail to pay interest or principal payments on an amount of indebtedness exceeding $50 million, (ii) default on the financial covenant ratios under the senior credit facility, or (iii) fail to maintain certain financial ratios in connection with the accounts receivable securitization program. In January 2009, the U.S. program was amended and extended to March 2, 2009 at a facility size of $120 million. These revisions had the affect of reducing the amount of receivables sold by approximately $10 million to $30 million compared to the terms of the previous program. On February 23, 2009 this program was renewed for 364 days to February 22, 2010 at a facility size of $100 million. As part of the renewal, the margin we pay the banks increased. In April 2009, we further amended the U.S. Securitization program by removing receivables related to General Motors Corporation and Chrysler LLC from the program. The program was further amended in June 2009 to include receivables from Chrysler Group LLC and in July 2009 to include receivables from General Motors Company. Removing General Motors Corporation and Chrysler LLC from our existing securitization program allowed us to guarantee all or a portion of those receivables into the supplier program established by the United States Treasury Department created to support suppliers to domestic OEMs. While the funding costs incurred by the banks are expected to be down in 2009, we estimate that the additional margin we pay the banks will increase the loss we record on the sale of receivables by approximately $3 million annually. The loss we incurred under the U.S. Treasury program was 2 percent of the receivable. We elected to end our participation in the U.S. Treasury program in July 2009. We also sell some receivables in our

European operations to regional banks in Europe. At September 30, 2009, we had sold $123 million of accounts receivable in Europe up from $78 million at December 31, 2008. The arrangements to sell receivables in Europe are provided under 8 separate arrangements, by various financial institutions in each of the foreign jurisdictions. The commitments for these arrangements are generally for one year but some may be cancelled with 90 day notice prior to renewal. In four instances, the arrangement provides for cancellation by financial institution at any time upon 30 days, or less, notification. If we were not able to sell receivables under either the North American or European securitization programs, our borrowings under our revolving credit agreements may increase. These accounts receivable securitization programs provide us with access to cash at costs that are generally favorable to alternative sources of financing, and allow us to reduce borrowings under our revolving credit agreements.

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

In managing our foreign currency exposures, we identify and aggregate existing offsetting positions and then hedge residual exposures through third-party derivative contracts. The following table summarizes by major currency the notional amounts, weighted-average settlement rates, and fair value for foreign currency forward purchase and sale contracts as of September 30, 2009. The fair value of our foreign currency forward contracts is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. All contracts in the following table mature in 2009.

		September 30, 2009
		Notional Amount	Weighted Average	Fair Value in
		in Foreign Currency	Settlement Rates	U.S. Dollars
		(Millions Except Settlement Rates)

Australian dollars	—Purchase	51	0.882	45
	—Sell	(9)	0.882	(8)
British pounds	—Purchase	33	1.598	53
	—Sell	(32)	1.598	(51)
European euro	—Purchase	—	—	—
	—Sell	(20)	1.465	(29)
South African rand	—Purchase	429	0.133	57
	—Sell	(89)	0.133	(12)
U.S. dollars	—Purchase	19	1.002	19
	—Sell	(85)	1.001	(85)
Other	—Purchase	789	0.017	13
	—Sell	(1)	0.934	(1)

				$1

Interest Rate Risk

Our financial instruments that are sensitive to market risk for changes in interest rates are primarily our debt securities. We use our revolving credit facilities to finance our short-term and long-term capital requirements. We pay a current market rate of interest on these borrowings. Our long-term capital requirements have been financed with long-term debt with original maturity dates ranging from five to ten years. On September 30, 2009, we had $1.013 billion in long-term debt obligations that have fixed interest rates. Of that amount, $245 million is fixed through July 2013, $500 million is fixed through November 2014, $250 million is fixed through November 2015, and the remainder is fixed from 2009 through 2025. We also have $388 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” earlier in this Management’s Discussion and Analysis.

We estimate that the fair value of our long-term debt at September 30, 2009 was about 97 percent of its book value. A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $5 million.

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

As of September 30, 2009, we have the obligation to remediate or contribute towards the remediation of certain sites, including two existing Superfund sites. At September 30, our estimated share of environmental remediation costs at these sites was approximately $17 million. Based on information known to us, we have established reserves that we believe are adequate for these costs. Although we believe these estimates of remediation costs are reasonable and are based on the latest available information, the costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute towards the remediation costs. In addition, certain environmental statutes provide that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at these sites has been considered, where appropriate, in our determination of our estimated liability.

The $17 million noted above includes $5 million of estimated environmental remediation costs that result from the bankruptcy of Mark IV Industries. Prior to our 1996 acquisition of The Pullman Company, Pullman had sold certain assets to Mark IV. As partial consideration for the purchase of these assets, Mark IV agreed to assume Pullman’s and its subsidiaries’ historical obligations to contribute to the environmental remediation of certain sites. Mark IV recently filed a petition for insolvency under Chapter 11 of the United States Bankruptcy Code and notified Pullman that it no longer intends to continue to contribute toward the remediation of those sites. We are conducting a thorough analysis and review of these matters and it is possible that our estimate may change as additional information becomes available to us. We do not believe that any potential costs associated with our current status as a potentially responsible party in the Superfund sites, or as a liable party at the other locations referenced herein, will be material to our consolidated results of operations, financial position or cash flows.

We also from time to time are involved in legal proceedings, claims or investigations that are incidental to the conduct of our business. Some of these proceedings allege damages against us relating to environmental liabilities (including toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warning issues, and other product liability related matters), taxes, employment matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. For example, one of our Argentine subsidiaries is currently defending against a criminal complaint alleging the failure to comply with laws requiring the proceeds of export transactions to be collected, reported and/or converted to local currency within specified time periods. As another example, we have recently become subject to an audit in 11 states of our practices with respect to the payment of unclaimed property to those states. We have practices in place designed to ensure that we pay unclaimed property as required. We are in the early stages of this audit, which could cover over 20 years. We vigorously defend ourselves against all of these claims. In future periods, we could be subjected to cash costs or non-cash charges to earnings if any of these matters is resolved on unfavorable terms. However, although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, including our assessment of the merits of the particular claim, we do not expect that these legal proceedings or claims will have any material adverse impact on our future consolidated financial position, results of operations or cash flows.

In addition, we are subject to a number of lawsuits initiated by a significant number of claimants alleging health problems as a result of exposure to asbestos. A small percentage of claims have been asserted by railroad workers alleging exposure to asbestos products in railroad cars manufactured by The Pullman Company, one of our subsidiaries. Nearly all of the claims are related to alleged exposure to asbestos in our automotive emission control products. Only a small percentage of these claimants allege that they were automobile mechanics and a significant number appear to involve workers in other industries or otherwise do not include sufficient information to determine whether there is any basis for a claim against us. We believe, based on scientific and other evidence, it is unlikely that mechanics were exposed to asbestos by our former muffler products and that, in any event, they would not be at increased risk of asbestos-related disease based on their work with these products. Further, many of these cases involve numerous defendants, with the number of each in some cases exceeding 100 defendants from a variety of industries. Additionally, the plaintiffs either do not specify any, or specify the jurisdictional minimum, dollar amount for damages. As major asbestos manufacturers continue to go out of business or file for bankruptcy, we may experience an increased number of these claims. We vigorously defend ourselves against these claims as part of our ordinary course of business. In future periods, we could be subject to cash costs or non-cash charges to earnings if any of these matters is resolved unfavorably to us. To date, with respect to claims that have proceeded sufficiently through the judicial process, we have regularly achieved favorable resolution. During the first nine months of 2009, dismissals were initiated on behalf of 3 plaintiffs and are in process; we were dismissed from an additional 737 cases. Accordingly, we presently believe that these asbestos-related claims will not have a material adverse impact on our future consolidated financial condition, results of operations or cash flows.

Employee Stock Ownership Plans

We have established Employee Stock Ownership Plans for the benefit of our domestic employees. Under the plans, subject to limitations in the Internal Revenue Code, participants may elect to defer up to 75 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. Prior to January 1, 2009, we matched in cash 50 percent of each employee’s contribution up to eight percent of the employee’s salary. We have temporarily discontinued these matching contributions to salaried and hourly U.S. employees as a result of the recent global economic downturn. We will continue to reevaluate the Company’s ability to restore the matching contribution for the U.S. employees. In connection with freezing the defined benefit pension plans for nearly all U.S. based salaried and non-union hourly employees effective December 31, 2006, and the related replacement of those defined benefit plans with defined contribution plans, we are making additional contributions to the Employee Stock Ownership Plans. These additional contributions are not affected by the temporary disruption of matching contributions discussed above. We recorded expense for these contributions of approximately $7 million and $13 million for the nine months ended September 30, 2009 and 2008, respectively. Matching contributions vest immediately. Defined benefit replacement contributions fully vest on the employee’s third anniversary of employment.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(a) None.

(b) Not applicable.

(c) Purchase of equity securities by the issuer and affiliated purchasers.  The following table provides information relating to our purchase of shares of our common stock in the third quarter of 2009. All of these purchases reflect shares withheld upon vesting of restricted stock, to satisfy statutory minimum tax withholding obligations.

	Total Number of	Average
Period	Shares Purchased	Price Paid

July 2009	744	$10.98
August 2009	—	$—
September 2009	—	$—

Total	744	$10.98

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
Kenneth R. Trammell
Executive Vice President and Chief
Financial Officer

Dated: November 6, 2009

INDEX TO EXHIBITS
TO
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2009

Exhibit
Number			Description

*10	.1	—	Agreement of Resignation, Appointment and Acceptance, dated as of June 18, 2009, by and among the Registrant, Wells Fargo Bank, National Association, as Trustee under the Registrant’s 8 1/8% Senior Notes due 2015, and The Bank of New York Mellon Trust Company, N.A., as Successor Trustee under the Registrant’s 8 1/8% Senior Notes due 2015.
*12		—	Computation of Ratio of Earnings to Fixed Charges.
*15		—	Letter of Deloitte and Touche LLP regarding interim financial information.
*31	.1	—	Certification of Gregg M. Sherrill under Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	—	Certification of Kenneth R. Trammell under Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	—	Certification of Gregg M. Sherrill and Kenneth R. Trammell under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.