Form 10-K
period 2009-12-31
TENNECO INC
filed 2010-02-26
CIK 1024725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ✓       No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ✓
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes             No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer ✓	Non-accelerated filer	Smaller reporting company
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

Class of Common Equity and Number of Shares
held by Non-affiliates at June 30, 2009	Market Value held by Non-affiliates*

Common Stock, 45,373,857 shares	$480,962,884
* Based upon the closing sale price on the New York Stock Exchange Composite Tape for the Common Stock on June 30, 2009.

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE. Common Stock, par value $.01 per share, 59,459,360 shares outstanding as of February 22, 2010.

Documents Incorporated by Reference:

Part of the Form 10-K
Document	into which incorporated
Portions of Tenneco Inc.’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 12, 2010	Part III

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, our prospects and business strategies. These forward-looking statements are included in various sections of this report, including the section entitled “Outlook” appearing in Item 7 of this report. The words “may,” “will,” “believe,” “should,” “could,” “plan,” “expect,” “anticipate,” “estimate,” and similar expressions (and variations thereof), identify these forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, these expectations may not prove to be correct. Because these forward-looking statements are also subject to risks and uncertainties, actual results may differ materially from the expectations expressed in the forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include:

•	general economic, business and market conditions, including without limitation the ongoing financial difficulties facing a number of companies in the automotive industry as a result of the difficult global economic environment, including the potential impact thereof on labor unrest, supply chain disruptions, weakness in demand and the collectability of any accounts receivable due to us from such companies;

•	changes in capital availability or costs, including increases in our cost of borrowing (i.e., interest rate increases), the amount of our debt, our ability to access capital markets at favorable rates, and the credit ratings of our debt;

•	the impact of the recent global economic crisis on the credit markets, which continue to be volatile and more restricted than they were previously;

•	our ability to source and procure needed materials, components and other products and services as the economy recovers from the recent global economic crisis;

•	changes in consumer demand, prices and our ability to have our products included on top selling vehicles, such as the recent shift in consumer preferences from light trucks, which tend to be higher margin products for our customers and us, to other vehicles, and other factors impacting the cyclicality of automotive production and sales of automobiles which include our products, and the potential negative impact on our revenues and margins from such products;

•	changes in automotive manufacturers’ production rates and their actual and forecasted requirements for our products, such as the significant production cuts during 2008 and 2009 by automotive manufacturers in response to difficult economic conditions;

•	the overall highly competitive nature of the automotive parts industry, and our resultant inability to realize the sales represented by our awarded book of business (which is based on anticipated pricing for the applicable program over its life, and is subject to increases or decreases due to changes in customer requirements, customer and consumer preferences, and the number of vehicles actually produced by customers);

•	the loss of any of our large original equipment manufacturer (“OEM”) customers (on whom we depend for a substantial portion of our revenues), or the loss of market shares by these customers if we are unable to achieve increased sales to other OEMs;

•	labor disruptions at our facilities or any labor or other economic disruptions at any of our significant customers or suppliers or any of our customers’ other suppliers (such as the 2008 strike at American Axle, which disrupted our supply of products for significant General Motors platforms);

•	increases in the costs of raw materials, including our ability to successfully reduce the impact of any such cost increases through materials substitutions, cost reduction initiatives, low cost country sourcing, and price recovery efforts with aftermarket and OE customers;

•	the cyclical nature of the global vehicle industry, including the performance of the global aftermarket sector and the longer product lives of automobile parts;

i

•	our continued success in cost reduction and cash management programs and our ability to execute restructuring and other cost reduction plans and to realize anticipated benefits from these plans;

•	costs related to product warranties;

•	the impact of consolidation among automotive parts suppliers and customers on our ability to compete;

•	operating hazards associated with our business;

•	changes in distribution channels or competitive conditions in the markets and countries where we operate, including the impact of changes in distribution channels for aftermarket products on our ability to increase or maintain aftermarket sales;

•	the negative impact of higher fuel prices and overall market weakness on discretionary purchases of aftermarket products by consumers;

•	the cost and outcome of existing and any future legal proceedings;

•	economic, exchange rate and political conditions in the foreign countries where we operate or sell our products;

•	customer acceptance of new products;

•	new technologies that reduce the demand for certain of our products or otherwise render them obsolete;

•	our ability to realize our business strategy of improving operating performance;

•	our ability to successfully integrate any acquisitions that we complete;

•	changes by the Financial Accounting Standards Board or the Securities and Exchange Commission of authoritative generally accepted accounting principles or policies;

•	changes in accounting estimates and assumptions, including changes based on additional information;

•	potential legislation, regulatory changes and other governmental actions, including the ability to receive regulatory approvals and the timing of such approvals;

•	the impact of changes in and compliance with laws and regulations, including environmental laws and regulations, environmental liabilities in excess of the amount reserved, the adoption of the current mandated timelines for worldwide emission regulation and any changes to the timing of the funding requirements for our pension and other postretirement benefit liabilities;

•	decisions by federal, state and local governments to provide (or discontinue) incentive programs related to automobile purchases;

•	the potential impairment in the carrying value of our long-lived assets and goodwill or our deferred tax assets;

•	potential volatility in our effective tax rate;

•	acts of war and/or terrorism, including, but not limited to, the current military action in Iraq and Afghanistan, the current situation in North Korea, and the continuing war on terrorism, as well as actions taken or to be taken by the United States and other governments as a result of further acts or threats of terrorism, and the impact of these acts on economic, financial and social conditions in the countries where we operate; and

•	the timing and occurrence (or non-occurrence) of other transactions, events and circumstances which may be beyond our control.

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

TENNECO INC.

General

Our company, Tenneco Inc., is one of the world’s largest producers of automotive emission control and ride control products and systems. Our company serves both original equipment vehicle manufacturers (“OEMs”) and the repair and replacement markets, or aftermarket, worldwide. As used herein, the term “Tenneco,” “we,” “us,” “our,” or the “Company” refers to Tenneco Inc. and its consolidated subsidiaries.

Tenneco was incorporated in Delaware in 1996. In 2005, we changed our name from Tenneco Automotive Inc. back to Tenneco Inc. The name Tenneco better represents the expanding number of markets we serve through our commercial and specialty vehicle businesses. Building a stronger presence in these markets complements our core businesses of supplying ride control and emission control products and systems for light vehicles to automotive original equipment and aftermarket customers worldwide. Our common stock is traded on the New York Stock Exchange under the symbol “TEN.”

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

For more information about these matters, see our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2010.

Independence of Directors

•	Eight of our ten directors are independent under the New York Stock Exchange (“NYSE”) listing standards.

•	Independent directors are scheduled to meet separately in executive session after every regularly scheduled Board of Directors meeting.

•	We have a lead independent director, Mr. Paul T. Stecko.

Audit Committee

•	All members meet the independence standards for audit committee membership under the NYSE listing standards and applicable Securities and Exchange Commission (“SEC”) rules.

•	Two members of the Audit Committee, Messrs. Charles Cramb and Dennis Letham, have been designated by the Board as “audit committee financial experts,” as defined in the SEC rules, and the remaining members of the Audit Committee satisfy the NYSE’s financial literacy requirements.

•	The Audit Committee operates under a written charter which governs its duties and responsibilities, including its sole authority to appoint, review, evaluate and replace our independent auditors.

•	The Audit Committee has adopted policies and procedures governing the pre-approval of all audit, audit-related, tax and other services provided by our independent auditors.

Compensation/Nominating/Governance Committee

•	All members meet the independence standards for compensation and nominating committee membership under the NYSE listing standards.

•	The Compensation/Nominating/Governance Committee operates under a written charter that governs its duties and responsibilities, including the responsibility for executive compensation.

•	We have an Executive Compensation Subcommittee which has the responsibility to consider and approve equity based compensation for our executive officers which is intended to qualify as “performance based compensation” under Section 162(m) of the Internal Revenue Code.

Corporate Governance Principles

•	We have adopted Corporate Governance Principles, including qualification and independence standards for directors.

Stock Ownership Guidelines

•	We have adopted Stock Ownership Guidelines to align the interests of our executives with the interests of stockholders and promote our commitment to sound corporate governance.

•	The Stock Ownership Guidelines apply to the independent directors, the Chairman and Chief Executive Officer, all Executive Vice Presidents and all Senior Vice Presidents.

Communication with Directors

•	The Audit Committee has established a process for confidential and anonymous submission by our employees, as well as submissions by other interested parties, regarding questionable accounting or auditing matters.

•	Additionally, the Board of Directors has established a process for stockholders to communicate with the Board of Directors, as a whole, or any independent director.

Codes of Business Conduct and Ethics

•	We have adopted a Code of Ethical Conduct for Financial Managers, which applies to our Chief Executive Officer, Chief Financial Officer, Controller and other key financial managers. This code is filed as Exhibit 14 to this report.

•	We also operate under a Statement of Business Principles that applies to all directors, officers and employees and includes provisions ranging from restrictions on gifts to conflicts of interests. All salaried employees are required to affirm annually in writing their acceptance of, and compliance with, these principles.

Related Party Transactions Policy

•	We have adopted a Policy and Procedure for Transactions With Related Persons, under which our Audit Committee must generally pre-approve transactions involving more than $120,000 with our directors, executive officers, five percent or greater stockholders and their immediate family members.

Equity Award Policy

•	We have adopted a written policy to be followed for all issuances by our company of compensatory awards in the form of our common stock or any derivative of the common stock.

Personal Loans to Executive Officers and Directors

•	We comply with and operate in a manner consistent with the legislation outlawing extensions of credit in the form of a personal loan to or for our directors or executive officers.

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

CONTRIBUTIONS OF MAJOR BUSINESSES

For information concerning our operating segments, geographic areas and major products or groups of products, see Note 11 to the consolidated financial statements of Tenneco Inc. included in Item 8. The following tables summarize for each of our reporting segments for the periods indicated: (i) net sales and operating revenues; (ii) earnings before interest expense, income taxes and noncontrolling interests (“EBIT”); and (iii) expenditures for plant, property and equipment. You should also read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 for information about certain costs and charges included in our results.

Net Sales and Operating Revenues:

	2009		2008		2007
	(Dollar Amounts in Millions)

North America	$2,099	45%	$2,641	45%	$2,910	47%
Europe, South America and India	2,209	48	2,983	50	3,135	51
Asia Pacific	525	11	543	9	560	9
Intergroup sales	(184)	(4)	(251)	(4)	(421)	(7)

Total	$4,649	100%	$5,916	100%	$6,184	100%

EBIT:

	2009		2008		2007
	(Dollar Amounts in Millions)

North America	$42	45%	$(107)	NM	$120	48%
Europe, South America and India	20	22	85	NM	99	39
Asia Pacific	30	33	19	NM	33	13

Total	$92	100%	$(3)		$252	100%

Expenditures for plant, property and equipment:

	2009		2008		2007
	(Dollar Amounts in Millions)

North America	$45	38%	$108	49%	$106	54%
Europe, South America and India	58	49	89	40	74	37
Asia Pacific	15	13	24	11	18	9

Total	$118	100%	$221	100%	$198	100%

Interest expense, income taxes, and noncontrolling interests that were not allocated to our operating segments are:

	2009	2008	2007
	(Millions)

Interest expense (net of interest capitalized)	$133	$113	$164
Income tax expense	13	289	83
Noncontrolling interests	19	10	10

DESCRIPTION OF OUR BUSINESS

We design, manufacture and sell automotive emission control and ride control systems and products, with 2009 revenues of $4.6 billion. We serve both original equipment manufacturers (OEMs) and replacement markets worldwide through leading brands, including Monroe®, Rancho®, Clevite® Elastomers, and Fric Rottm ride control products and Walker®, Fonostm, and Gillettm emission control products.

As a parts supplier, we produce individual component parts for vehicles as well as groups of components that are combined as modules or systems within vehicles. These parts, modules and systems are sold globally to most leading OEMs and throughout all aftermarket distribution channels.

Overview of Automotive Parts Industry and Adjacent Markets

The automotive parts industry is generally separated into two categories: (1) “original equipment” or “OE” in which parts are sold in large quantities directly for use by OEMs; and (2) “aftermarket” in which replacement parts are sold in varying quantities to a wide range of wholesalers, retailers and installers. In the OE market, parts suppliers are generally divided into tiers — “Tier 1” suppliers that provide their products directly to OEMs, and “Tier 2” or “Tier 3” suppliers that sell their products principally to other suppliers for combination into the other suppliers’ own product offerings.

Demand for automotive parts in the OE market is generally a function of the number of new vehicles produced, which in turn is a function of prevailing economic conditions and consumer preferences. In 2009, the number of light vehicles produced was 8.6 million in North America, 24.6 million in Europe, South America and India and 26.5 million in Asia Pacific. The term “light vehicles” is comprised of two groups: (1) passenger cars and (2) light trucks. When we refer to “light trucks,” we are including sport-utility vehicles (SUV), crossover vehicles (CUV), pick-up trucks, vans and multi-purpose passenger vehicles. Worldwide new light vehicle production is forecasted to increase to 66.4 million units in 2010 from approximately 59.7 million units in 2009. Although OE demand is tied to planned vehicle production, parts suppliers also have the opportunity to grow through increasing their product content per vehicle, by further expanding business with existing customers and by serving new customers in existing or new markets. Companies with global presence and advanced technology, engineering, manufacturing and support capabilities, such as our company, are better positioned to take advantage of these opportunities.

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

Demand for aftermarket products is driven by general economic conditions, the number of vehicles in operation, the age and distance driven of the vehicle fleet, and the average useful life and quality of vehicle parts. Although more vehicles are on the road than ever before, the aftermarket has experienced longer replacement cycles due to the improved quality of OE parts and increases in the average useful life of automotive parts as a result of technological innovation. In addition, the difficult global economic climate has negatively impacted aftermarket sales. Suppliers are increasingly being required to deliver innovative aftermarket products that upgrade the performance or safety of a vehicle’s original components to drive aftermarket demand.

Industry Trends

Currently, we believe several significant existing and emerging trends are dramatically impacting the automotive industry and the other markets we serve. As the dynamics of the markets we serve change, so do the roles, responsibilities and relationships of the participants. Key trends that we believe are affecting parts suppliers include:

General Economic Factors and Production Levels

The recent global financial crisis materially and negatively impacted the automotive industry and our customers’ businesses in the U.S. and elsewhere. Automakers around the world experienced financial difficulties from a weakened economy, tightening credit markets, low consumer confidence, and reduced demand for their products. General Motors and Chrysler reorganized under bankruptcy protection in 2009, and other OE manufacturers took actions to improve profitability and remain solvent. The automotive supply base in turn also faced severe cash flow problems as a result of the significantly lower production levels of light vehicles, increased costs of certain raw material, commodity and energy costs, and restricted access to additional liquidity through the capital markets. Consumers facing a weak job market and inadequate financing options were reluctant to purchase durable goods such as automobiles.

During 2008 and 2009, the North American market in particular witnessed a shift away from higher-margin light trucks to more fuel-efficient passenger cars, negatively impacting the sales and profitability of suppliers such as us. These trends are still impacting OE manufacturers and their suppliers.

Increasing Environmental Standards

OE manufacturers and their parts suppliers are designing and developing products to respond to increasingly stringent environmental requirements, growth in the diesel markets and increased demands for better fuel economy. Government regulations adopted over the past decade require substantial reductions in vehicle tailpipe emissions, longer warranties on parts of a vehicle’s pollution control equipment and additional equipment to control fuel vapor emissions. Manufacturers are responding with new technologies for gasoline- and diesel-fueled vehicles that minimize pollution and improve fuel economy.

As a leading supplier of emission control systems with strong technical capabilities, we believe we are well positioned to benefit from the more rigorous environmental standards being adopted around the world. To meet stricter air quality regulations, we have developed and sold diesel particulate filters for the Mercedes Benz Sprinter and BMW 1 and 3 series passenger cars in Europe and for the GM Duramax engine applications, the Ford Super Duty, the Dodge Ram and International Truck and Engine Corporation’s medium-duty trucks in North America. These particulate filters, coupled with De-NOx converters, reduce emissions of particulate matter by up to 90 percent and of nitrogen oxide by up to 85 percent. In addition, we have development and production contracts for our selective catalytic reduction (SCR) systems with light and medium-duty truck manufacturers in North America, Europe and Asia. In China, we have development contracts for complete turnkey SCR systems, including the ELIM-NOxtm urea dosing technology which we acquired in 2007. Customers have also purchased prototypes of our hydrocarbon injector, a product acquired alongside the ELIM-NOxtm technology, which is used to inject hydrocarbon directly into the exhaust system to regenerate diesel particulate filters and Lean NOx Traps. Lastly, for various non-road customers, we are developing emission aftertreatment systems designed to meet Tier 4 environmental regulations.

Increasing Technologically Sophisticated Content

As consumers continue to demand vehicles with improved performance, safety and functionality at competitive prices, the components and systems in these vehicles become technologically more advanced and sophisticated. Mechanical functions are replaced with electronics; and mechanical and electronic devices are integrated into single systems. More stringent emission and other regulatory standards increase the complexity of the systems as well.

To remain competitive as a parts and systems supplier, we invest in engineering, research and development, spending $97 million in 2009, $127 million in 2008 and $114 million in 2007, net of customer reimbursements. In addition, we build prototypes and incur other costs on behalf of our customers to further our technological capabilities. Such expenses reimbursed by our customers totaled $104 million in 2009,

$120 million in 2008, and $72 million in 2007. We also fund and sponsor university research to advance our emission control and ride control development.

By investing in technology, we can expand our product offerings and penetrate new markets. We developed diesel particulate filters (DPFs) which were first sold in Europe and then offered in North America. We co-developed with Öhlins Racing AB a computerized electronic suspension system (CES) now offered by Volvo, Audi, Ford, VW and Mercedes Benz on their vehicles.

Enhanced Vehicle Safety

Vehicle safety and handling continue to gain increased industry attention and play a critical role in consumer purchasing decisions. The U.S. made electronic stability control (ESC) systems mandatory by 2012 with the adoption of the Federal Motor Vehicle Safety Standard 126 (FMVSS-126). OEMs, to serve the needs of their customers and meet government mandates, are seeking parts suppliers that invest in new technologies, capabilities and products that advance vehicle safety, such as roll-over protection systems, smart airbags, braking electronics, computerized electronic suspension and safer, more durable materials. Those suppliers able to offer such innovative products and technologies have a distinct competitive advantage.

Tenneco co-developed CES and offers Kinetic® ride control technology to improve vehicle stability and handling. We promoted the “Safety Triangle” of Steering-Stopping-Stability to educate consumers about the detrimental effect of worn shock absorbers on vehicle steering and stopping distances. We introduced premium, Monroe® branded brakes to the aftermarket.

Outsourcing and Demand for Systems and Modules

OEMs have steadily outsourced more of the design and manufacturing of vehicle parts and systems to simplify the assembly process, lower costs and reduce development times. Furthermore, they have demanded fully integrated, functional systems made possible with the development of advanced electronics in addition to innovative, individual vehicle components and parts that may not readily interface together. As a result, successful parts suppliers offer a variety of component products individually as well as integrated modules and systems:

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

This shift towards fully integrated systems created the role of the Tier 1 systems integrator, a supplier responsible for executing a broad array of activities, including design, development, engineering, and testing of component parts, systems and modules. With more than a decade of experience as an established Tier 1 supplier, we have produced modules and systems for various vehicle platforms produced worldwide, supplying ride control modules for the GM Chevy Silverado, GM Sierra and the VW Transporter and emission control systems for the Ford Super Duty, Toyota Tundra, Chrysler Dodge Ram, Ford Focus, and the GM Acadia and Enclave. In addition, we continue to design other modules and systems for platforms yet to be introduced to the global marketplace.

Global Reach of OE Customers

Changing market dynamics are driving OE manufacturers and their parts suppliers to expand their global reach:

•	Growing Importance of Developing Markets: Because the North American and Western European automotive markets are relatively mature, OEMs are increasingly focusing on developing markets for growth opportunities, particularly Brazil, Russia, India and China, collectively known as the BRIC economies, as well as Thailand. As OEMs have penetrated new regions, growth opportunities for suppliers have emerged.

•	Governmental Tariffs and Local Parts Requirements: Many governments around the world require vehicles sold within their country to contain specified percentages of locally produced parts. Additionally, some governments place high tariffs on imported parts.

•	Location of Production Closer to End Markets: As OE manufacturers and parts suppliers have shifted production globally to be closer to their end markets, suppliers have expanded their reach, capturing sales in developing markets and taking advantage of relatively lower labor costs.

Because of these trends, OE manufacturers are increasingly seeking suppliers capable of supporting vehicle platforms being introduced globally. They want suppliers like Tenneco with design, production, engineering and logistics capabilities that can be accessed not just in North America and Europe but also in the developing markets.

Global Rationalization of OE Vehicle Platforms

OE manufacturers continue to standardize on “global platforms,” designing basic mechanical structures that are each suited for a number of similar vehicle models and able to accommodate different features for more than one region. Light vehicle platforms of over one million units are expected to grow from 36 percent to 52 percent of global OE production from 2009 to 2014.

With such global platforms, OE manufacturers realize significant economies of scale by limiting variations in items such as steering columns, brake systems, transmissions, axles, exhaust systems, support structures and power window and door lock mechanisms. The shift towards standardization can also benefit automotive parts suppliers. They can experience greater economies of scale, lower material costs, and reduced investment expenses for molds, dies and prototype development.

Extended Product Life of Automotive Parts

The average useful life of automotive parts, both OE and replacement, has been steadily increasing in recent years due to technological innovations. As a result, although there are more vehicles on the road than ever before, the global aftermarket has not kept pace with that growth. Accordingly, aftermarket suppliers have focused on reducing costs and providing product differentiation through advanced technology and recognized brand names. With our long history of technological innovation, brand awareness and operational effectiveness, we believe we are well positioned to leverage our products and technology.

Changing Aftermarket Distribution Channels

From 1999 to 2009, the number of retail outlets supplying aftermarket parts increased significantly while the number of jobber stores declined 14 percent in the U.S. Major aftermarket retailers, such as AutoZone and Advance Auto Parts, attempted to expand their commercial sales by selling directly to parts installers, which had historically purchased from their local warehouse distributors and jobbers, as they continued to market to individual retail consumers. Retailers now have the option to offer premium brands which are often preferred by their commercial customers in addition to standard products which are often selected by their individual store buyers. We believe we are well positioned to respond to this trend because we continue to produce high-quality, premium brands and products.

Contracting Supplier Base

Over the past few years, as OEMs expanded geographically, pricing pressures grew and outsourcing increased, parts suppliers fought to remain competitive through consolidation, investing or restructuring to broaden their global reach, offering integrated products and services and gaining economies of scale. The recent economic crisis only exacerbated this situation with 340 suppliers worldwide filing for insolvency in

2009. We believe that a supplier’s viability in this marketplace will depend, in part, on its ability to maintain and increase operating efficiencies and provide value-added services.

Analysis of Revenues

The table below provides, for each of the years 2007 through 2009, information relating to our net sales and operating revenues, by primary product lines and customer categories.

	Net Sales
	Year Ended December 31,
	2009	2008	2007
	(Millions)

Emission Control Systems & Products
Aftermarket	$315	$358	$370
Original Equipment
OE Value-add	1,638	2,128	2,288
OE Substrate(1)	966	1,492	1,673

	2,604	3,620	3,961

	2,919	3,978	4,331

Ride Control Systems & Products
Aftermarket	721	761	734
Original Equipment	1,009	1,177	1,119

	1,730	1,938	1,853

Total Revenues	$4,649	$5,916	$6,184

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 for a discussion of substrate sales.

Brands

In each of our operating segments, we manufacture and market products with leading brand names. Monroe® ride control products and Walker® exhaust products are two of the most recognized brands in the industry. We emphasize product value differentiation with brands such as Monroe Sensa-Trac® and Reflex® (shock absorbers and struts), Quiet-Flow® (mufflers), DynoMax® (performance exhaust products), Rancho® (ride control products for the high performance light truck market), Clevite® Elastomers (elastomeric vibration control components), Marzocchitm (forks and suspensions for the two-wheeler market) and Lukey (performance exhaust and filters). In Europe, our Gillettm brand is recognized as a leader in highly engineered exhaust systems for OE customers.

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

Worldwide we serve more than 65 different OEMs, and our products or systems are included on six of the top 10 passenger models produced in Europe and eight of the top 10 light truck models produced in North America for 2009. During 2009, our OEM customers included:

North America	Europe	Asia
AM General
Caterpillar
Chrysler
Club Car
Daimler AG
Fiat
Ford Motor
General Motors
Harley-Davidson
Honda Motor
John Deere
Navistar International
Nissan Motor
Oshkosh Truck
Paccar
Toyota Motor
Volkswagen Group
Volvo Global Truck

Australia
Club Car
Fiat
Ford Motor
General Motors
Mazda Motor
Toyota Motor	BMW
Daimler AG
Fiat
Ford Motor
General Motors
Harley-Davidson
Mazda Motor
Nissan Motor
Paccar
Porsche
PSA Peugeot Citroen
Renault
Suzuki
Tata Motors
Toyota Motor
Volkswagen Group
Volvo Global Truck

South America
Daimler AG
Fiat
Ford Motor
General Motors
Navistar International
Nissan Motor
PSA Peugeot Citroen
Renault
Toyota Motor
Volkswagen Group	BMW
Brilliance Automobile
Changan Automotive
Dongfeng Motor
First Auto Works
Ford Motor
General Motors
Great Wall Motor Co.
Isuzu Motors
Jiangling Motors
Mazda Motor
Nissan Motor
PSA Peugeot Citroen
SAIC Motor Corp.
Toyota Motor
Volkswagen Group

India
Club Car
General Motors
Mahindra & Mahindra
Suzuki
Tata Motors
TVS Motors

The following customers accounted for 10 percent or more of our net sales in any of the last three years.

Customer	2009	2008	2007

General Motors	16%	20%	20%
Ford	14%	11%	13%

During 2009, our aftermarket customers were comprised of full-line and specialty warehouse distributors, retailers, jobbers, installer chains and car dealers. These customers included National Auto Parts Association (NAPA), Advance Auto Parts, Uni-Select, Pep Boys and O’Reilly Automotive in North America and Temot, Auto Distribution International, Group Auto Union, Kwik-Fit and Mekonomen Grossist in Europe. We believe our revenue mix is balanced, with our top 10 aftermarket customers accounting for 45 percent of our net aftermarket sales and our aftermarket sales representing 22 percent of our total net sales in 2009.

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

Seasonality

Our OE and aftermarket businesses are somewhat seasonal. OE production is historically higher in the first half of the year compared to the second half. It decreases in the third quarter due to OE plant shutdowns; and softens in the fourth quarter due to reduced consumer demand for new vehicles during the holiday season and the winter months in North America and Europe generally. Our aftermarket operations, also affected by seasonality, experience relatively higher demand during the Spring as vehicle owners prepare for the Summer driving season.

While seasonality does impact our business, actual results may vary from the above trends due to global and local economic dynamics as well as industry-specific platform launches and other production-related events. For instance, in 2008 and 2009, seasonal OE plant closures were longer and more pronounced than normal due to the global recession.

Traditionally, during recessions, OE sales decline due to reduced consumer demand for automobiles and other capital goods. Aftermarket sales do not see the same impact as consumers forego new vehicle purchases and keep their vehicles longer, choosing to spend instead on repair and maintenance services. By participating in both the OE and aftermarket segments, we generally see a smaller revenue decline than the overall change in OE production.

Emission Control Systems

Vehicle emission control products and systems play a critical role in safely conveying noxious exhaust gases away from the passenger compartment and reducing the level of pollutants and engine exhaust noise emitted to acceptable levels. Precise engineering of the exhaust system — extending from the manifold that connects an engine’s exhaust ports to an exhaust pipe, to the catalytic converter that eliminates pollutants from the exhaust, and to the muffler that modulates noise and emissions — leads to a pleasant, tuned engine sound, reduced pollutants and optimized engine performance.

We design, manufacture and distribute a variety of products and systems designed to reduce pollution and optimize engine performance, acoustic tuning and weight, including the following:

•	Catalytic converters and diesel oxidation catalysts — Devices consisting of a substrate coated with precious metals enclosed in a steel casing used to reduce harmful gaseous emissions, such as carbon monoxide;

•	Diesel Particulate Filters (DPFs) — Devices to eliminate particulate matter emitted from diesel engines;

•	Burner systems — Devices which actively combust fuel and air inside the exhaust system to create extra heat for DPF regeneration, or for improved efficiency of SCR systems;

•	Hydrocarbon vaporizers and injectors — Devices to add fuel to a diesel exhaust system in order to regenerate diesel particulate filters or Lean NOx traps;

•	Lean NOx traps — Devices which reduce Nitrogen Oxide (NOx) emissions from diesel powertrains using capture and store technology;

•	Selective Catalytic Reduction (SCR) systems — Devices which reduce NOx emissions from diesel powertrains using injected reductants such as AdBLuetm or Diesel Exhaust Fuel (DEF);

•	Mufflers and resonators — Devices to provide noise elimination and acoustic tuning;

•	Exhaust manifolds — Components that collect gases from individual cylinders of a vehicle’s engine and direct them into a single exhaust pipe;

•	Pipes — Utilized to connect various parts of both the hot and cold ends of an exhaust system;

•	Hydroformed assemblies — Forms in various geometric shapes, such as Y-pipes or T-pipes, which provide optimization in both design and installation as compared to conventional pipes; and

•	Hangers and isolators — Used for system installation and elimination of noise and vibration.

For the catalytic converters we sell, we either buy completed catalytic converters systems themselves or procure substrates coated with precious metals which we incorporate into entire systems. We obtain from third parties or directly from OE manufacturers these components and systems, often at the OEM’s discretion. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on our sales of these products.

We entered the emission control market in 1967 with the acquisition of Walker Manufacturing Company, which was founded in 1888, and became one of Europe’s leading OE emission control systems suppliers with the acquisition of Heinrich Gillet GmbH & Co. in 1994. Throughout this document, the term “Walker” refers to our subsidiaries and affiliates that produce emission control products and systems.

We supply our emission control offerings to 40 vehicle makers for use on over 200 vehicle models, including five of the top 10 passenger cars produced in Europe and six of the top 10 light truck models produced in North America for 2009. We also delivered emission control products to heavy-duty truck and specialty vehicle manufacturers including Harley-Davidson, BMW Motorcycle, Daimler Trucks, and International Truck and Engine Corporation (Navistar).

In the aftermarket, we manufacture, market and distribute replacement mufflers for virtually all North American, European, and Asian makes of light vehicles under brand names including Quiet-Flow®, TruFit® and Aluminox Protm, in addition to offering a variety of other related products such as pipes and catalytic converters (Walker Perfection®). We also serve the specialty exhaust aftermarket with offerings that include Mega-Flowtm exhaust products for heavy-duty vehicle applications and DynoMax® high performance exhaust products. We continue to emphasize product-value differentiation with other aftermarket brands such as Thrush® and Fonostm.

The following table provides, for each of the years 2007 through 2009, information relating to our sales of emission control products and systems for certain geographic areas:

	Percentage of Net Sales
	Year Ended December 31,
	2009	2008	2007

United States
Aftermarket	17%	12%	10%
OE market	83	88	90

	100%	100%	100%

Foreign Sales
Aftermarket	8%	8%	8%
OE market	92	92	92

	100%	100%	100%

Total Sales by Geographic Area
United States	31%	32%	34%
Foreign	69	68	66

	100%	100%	100%

Ride Control Systems

Superior ride control is governed by a vehicle’s suspension system, including its shock absorbers and struts. Shock absorbers and struts serve to maintain the vertical loads placed on the vehicle’s tires and thus, help keep the tires in contact with the road. A vehicle’s ability to steer, brake, accelerate and operate safely depends on the contact between the vehicle’s tires and the road. Worn shocks and struts can allow excess transfer of the vehicle’s weight — either from side to side which is called “roll;” from front to rear which is called “pitch;” or up and down, which is called “bounce.” Shock absorbers are designed to control the vertical loads placed on tires and thereby provide resistance to vehicle roll, pitch and bounce. They not only function as safety components but also provide a comfortable ride.

We design, manufacture and distribute a variety of ride control products and systems. Our ride control offerings include:

•	Shock absorbers — A broad range of mechanical shock absorbers and related components for light- and heavy-duty vehicles, including twin-tube and monotube shock absorbers;

•	Struts — A complete line of struts and strut assemblies for light vehicles;

•	Vibration control components (Clevite® Elastomers) — Generally, rubber-to-metal bushings and mountings to reduce vibration between metal parts of a vehicle. Offerings include a broad range of suspension arms, rods and links for light- and heavy-duty vehicles;

•	Kinetic® Suspension Technology — A suite of roll-control and nearly equal wheel-loading systems ranging from simple mechanical systems to complex hydraulic ones featuring proprietary and patented technology. The Kinetic® Suspension Technology was incorporated on the Citroën World Rally Car that was featured in the World Rally Championship 2003, 2004 and 2005. Additionally, the Kinetic® Suspension Technology was offered on the Lexus GX 470 sport utility vehicle which resulted in our winning the PACE Award;

•	Advanced suspension systems — Shock absorbers and suspension systems that electronically adjust a vehicle’s performance based on inputs such as steering and braking; and

•	Other — We also offer other ride control products such as load assist products, springs, steering stabilizers, adjustable suspension systems, suspension kits and modular assemblies.

We supply our ride control offerings to over 65 vehicle-makers for use on over 210 vehicle models, including three of the top 10 passenger cars produced in Europe and 7 of the top 10 light truck models produced in North America for 2009. We also supply OE ride control products and systems to a range of heavy-duty and specialty vehicle manufacturers including Volvo Truck, Scania, International Truck and Engine Corporation (Navistar), and PACCAR.

In the ride control aftermarket, we manufacture, market and distribute replacement shock absorbers for virtually all North American, European and Asian makes of light vehicles under several brand names including Gas Matic®, Sensa-Trac®, Monroe Reflex® and Monroe Adventure®, as well as Clevite® Elastomers for elastomeric vibration control components. We also sell ride control offerings for the heavy-duty, off-road and specialty aftermarket, such as our Gas-Magnum® shock absorbers for the North American heavy-duty category and Marzocchi front forks for two wheelers.

We entered the ride control product line in 1977 with the acquisition of Monroe Auto Equipment Company, which was founded in 1916, and introduced the world’s first modern tubular shock absorber in 1930. When the term “Monroe” is used in this document it refers to our subsidiaries and affiliates that produce ride control products and systems.

The following table provides, for each of the years 2007 through 2009, information relating to our sales of ride control equipment for certain geographic areas:

	Percentage of Net Sales
	Year Ended
	December 31,
	2009	2008	2007

United States
Aftermarket	60%	53%	58%
OE market	40	47	42

	100%	100%	100%

Foreign Sales
Aftermarket	32%	32%	31%
OE market	68	68	69

	100%	100%	100%

Total Sales by Geographic Area
United States	36%	34%	32%
Foreign	64	66	68

	100%	100%	100%

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

Emission Control

Our consolidated businesses operate 11 emission control manufacturing facilities in the U.S. and 43 emission control manufacturing facilities outside of the U.S. We operate 14 of these international manufacturing facilities through joint ventures in which we hold a controlling interest. We operate five emission control engineering and technical facilities worldwide and share two other such facilities with our ride control operations. In addition, three joint ventures in which we hold a noncontrolling interest operate a total of three manufacturing facilities outside the U.S.

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

To strengthen our position as a Tier-1 OE systems supplier, we have developed some of our emission control manufacturing operations into “just-in-time” or “JIT” systems. In this system, a JIT facility located close to our OE customer’s manufacturing plant receives product components from both our manufacturing operations and independent suppliers, and then assembles and ships products to the OEMs on an as-needed basis. To manage the JIT functions and material flow, we have advanced computerized material requirements planning systems linked with our customers’ and supplier partners’ resource management systems. We have three emission control JIT assembly facilities in the United States and 23 throughout the rest of the world.

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

Ride Control

Our consolidated businesses operate seven ride control manufacturing facilities in the U.S. and 23 ride control manufacturing facilities outside the U.S. We operate two of these international facilities through joint ventures in which we hold a controlling interest. We operate seven engineering and technical facilities worldwide and share two other such facilities with our emission control operations.

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

To strengthen our position as a Tier 1 OE module supplier, we have developed some of our manufacturing operations into JIT systems. We have three JIT ride control facilities outside the U.S.

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

Conventional shock absorbers and struts generally compromise either ride comfort or vehicle control. Our innovative grooved-tube, gas-charged shock absorbers and struts provide both ride comfort and vehicle control, resulting in improved handling, reduced vibration and a wider range of vehicle control. This technology can be found in our premium quality Sensa-Trac® shock absorbers. We further enhanced this technology by adding the SafeTechtm fluon banded piston, which improves shock absorber performance and durability. We introduced the Monroe Reflex® shock absorber, which incorporates our Impact Sensortm device. This technology permits the shock absorber to automatically switch in milliseconds between firm and soft compression damping when the vehicle encounters rough road conditions, thus maintaining better tire-to-road contact and improving handling and safety. We have also developed an innovative computerized electronic suspension system, which features dampers developed by Tenneco and electronic valves designed by öhlins Racing AB. The continuously controlled electronic suspension (“CES”) ride control system is featured on Audi, Volvo, Ford, VW and Mercedes Benz vehicles.

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

We believe our commitment to quality control and sound management practices and policies is demonstrated by our successful participation in the International Standards Organization/Technical Specifications certification process (“ISO/TS”). ISO/TS certifications are semi-annual or annual audits that certify that a company’s facilities meet stringent quality and business systems requirements. Without ISO or TS certification, we would not be able to supply our products for the aftermarket or the OE market, respectively, either locally or globally. All of our manufacturing facilities where we have determined that TS certification is required to serve our customers or would provide us with an advantage in securing additional business, have achieved ISO/TS 16949 certification.

Business Strategy

We strive to strengthen our global market position by designing, manufacturing, delivering and marketing technologically innovative emission control and ride control products and systems for OEMs and the aftermarket. We work toward achieving a balanced mix of products, markets and customers by capitalizing on emerging trends, specific regional preferences and changing customer requirements. We target both mature and developing markets for not just light vehicles, but also for commercial and specialty vehicles. We further enhance our operations by focusing on operational excellence in all functional areas.

The key components of our business strategy are described below:

Develop and Commercialize Advanced Technologies

We develop and commercialize technologies that allow us to expand into new, fast-growing markets and serve our existing customers. By anticipating customer needs and preferences, we design advanced technologies that meet global market needs. For example, to meet the increasingly stringent emissions regulations being introduced around the world, we offer an integrated Selective Catalytic Reduction (SCR) system that incorporates our ELIM-NOxtm technology.

We expect available content per vehicle to continue to rise over the next several years. Advanced aftertreatment exhaust systems will be required to comply with emissions regulations that affect light and commercial vehicles as well as locomotive and stationary engines. In addition, vehicle manufacturers, we believe, will offer greater comfort, handling and safety features by offering products such as electronic suspension and adjustable dampers. Our Continuously Controlled Electronic Suspension (CES) shock absorbers are now sold to Volvo, Audi, Mercedes, VW, and Ford, among others, and our engineered elastomers to manufacturers with unique requirements.

We continue to focus on developing highly engineered systems and complex assemblies and modules designed to provide value-added solutions to customers and increase vehicle content generally. Having many of our engineering and manufacturing facilities integrated electronically, we believe, has helped our products continue to be selected for inclusion in top-selling vehicles. In addition, our just-in-time and in-line sequencing manufacturing processes and distribution capabilities have enabled us to be more responsive to our customers’ needs.

Penetrate Adjacent Markets

We seek to penetrate a variety of adjacent markets and achieve growth in higher-margin businesses by applying our existing design, engineering and manufacturing capabilities. For example, we are aggressively leveraging our technology and engineering leadership in emission and ride control into adjacent markets such as the heavy-duty market for trucks, buses, agricultural equipment, construction machinery and other commercial vehicles. We have expanded our presence into the global market for off-road equipment by our newly formed relationship with Caterpillar as their global diesel emission control system integration supplier. We have added the ride control products and technologies of Gruppo Marzocchi to our existing exhaust systems for two-wheelers obtained from the Gabilan Manufacturing acquisition. In addition, we are evaluating and selectively pursuing retrofit opportunities which will allow us to penetrate new markets or expand our products in existing markets.

Expand in Developing Economies

We continue to adjust our global footprint to follow our customers into growth regions around the world and capture our fair share of new business. Recently, we opened a wholly-owned elastomer manufacturing facility in Suzhou, China; built and expanded several facilities in India; opened a second emissions control facility in St. Petersburg, Russia; and opened a new manufacturing plant in Korea. As OEMs have entered the fast-growing economies of Brazil, Russia, India, China, and Thailand, we have followed, building our capabilities to engineer and produce locally cost-competitive and cutting-edge products and capturing new business.

Maintain Our Aftermarket Leadership

We manufacture and market leading, brand-name products to a diversified and global aftermarket customer base. Two of the most recognized brand-name products in the automotive parts industry are our Monroe® ride control products and Walker® emission control products, which have been offered to consumers since the 1930s. We believe our brand equity in the aftermarket is a key asset especially as customers consolidate and channels of distribution converge.

We provide value differentiation by creating product extensions bearing our various brands. For example, we offer Monroe Reflex® and Monroe Sensa-Trac® shock absorbers, Walker Quiet-Flow® mufflers, Rancho® ride control products, DynoMax® exhaust products and Walker Ultra® catalytic converters, and in European markets, Walker and Aluminox Protm mufflers. Further, we introduced Monroe Springstm and Monroe Magnumtm (bus and truck shock line) in Europe and in 2006 Monroe Dynamics® and Monroe Ceramics® brake pads in the United States. We continue to explore other opportunities for developing new product lines that bear our existing, well-known brands.

We strive to gain market share in the aftermarket business by adding new product offerings and increasing our market coverage of existing brands and products. To this end, we now offer an innovative, ride control product, the Quick-Strut®, that combines the spring and the upper mount into a single, complete module and simplifies and shortens the installation process, eliminating the need for the special tools and skills required previously. We plan on adapting our products further for use in Japanese and Korean vehicles. We benefited from the consolidation of, and regional expansion by, our customers and gained business lost by competitors that encountered financial difficulties.

Our success in the aftermarket business strengthens our competitive position with OEMs. We gain timely market and product knowledge that can be used to modify and enhance our original equipment offerings for greater customer acceptance.

Execute Focused Transactions

In the past , we have successfully identified and capitalized on strategic acquisitions and alliances to achieve growth. Through these acquisitions and alliances, we have (1) expanded our product portfolio with complementary technologies; (2) realized incremental business from existing customers; (3) gained access to new customers; and (4) achieved leadership positions in geographic markets outside North America.

We developed a strategic alliance with Futaba, a leading exhaust manufacturer in Japan. We also created an alliance with Hitachi (as successor to Tokico Ltd. following its acquisition of Tokico), a leading Japanese ride control manufacturer. These alliances help us grow our business with Japan-based OEMs by leveraging the geographical reach of each partner to serve global vehicle platforms of these OEMs.

We positioned ourselves as a leading exhaust supplier in the rapidly growing Chinese market through majority-owned joint venture operations in Dalian and Shanghai. In June of 2009, we formed a joint venture with Beijing Hainachuan Automotive Parts Company Limited in Beijing that will produce emission-control exhaust systems for Hyundai. In addition, we continue to serve North American and European OEMs located in China; we supply luxury cars produced by BMW and Audi through our joint venture with Eberspächer International GmbH, and we supply various Ford platforms through our joint venture with Chengdu Lingchuan Mechanical Plant. We established a local engineering center in Shanghai to develop automotive exhaust products when our joint venture with Shanghai Tractor and Engine Company, a subsidiary of Shanghai Automotive Industry Corp., was expanded. Also, we increased our stake from 60 percent to 80 percent in Tenneco Tongtai Exhaust Company Limited located in Dalian in January 2010.

In September 2007, we bought the mobile emissions business of Combustion Components Associates, Inc., a manufacturer of air pollution control technologies. The acquisition augmented Tenneco’s system integration capabilities and offerings related to Selective Catalyst Reduction (SCR) technologies designed to meet future, more stringent diesel emissions regulations for passenger cars, trucks, and other vehicles.

In May 2008, we acquired from Delphi Automotive System LLC certain ride control assets at Delphi’s Kettering, Ohio facility to allow us to grow our OE ride control business globally. This acquisition allowed us to diversify our ride control business in North America and elsewhere.

In September 2008, we purchased the suspension business of Gruppo Marzocchi, an Italy-based worldwide supplier of suspension technology for the two-wheeler market. This acquisition helped to expand our business beyond light vehicles and brings us strong brands, leading products and advanced technology capabilities.

In February 2009, we signed a joint development agreement with GE Transportation, a unit of General Electric Company, to develop a proprietary SCR and aftertreatment technology designed to reduce and control diesel engine emissions for various transportation and other applications. We are collaborating with GE Transportation on the development and production of GE’s Hydrocarbon-Selective Catalytic Reduction catalyst technology (HC-SCR), a diesel aftertreatment innovation aimed at reducing harmful nitrogen oxide (NOx) emissions as effectively as urea-based SCR systems. We are working with others on alternative urea SCR technologies, such as solid SCR.

We signed exclusive licensing agreements for T.R.U.E. Cleantm, an exhaust aftertreatment technology used for automatic and active regeneration of Diesel Particulate Filters (DPFs), with Woodward Governor Company and for vaporizer technologies with another company. These technologies, which complement our array of existing emissions control products, allow us to provide integrated exhaust aftertreatment systems to commercial vehicle manufacturers and others.

We intend to continue to pursue strategic alliances, joint ventures, acquisitions and other transactions that complement or enhance our existing products, technology, systems development efforts, customer base and/or global presence. We will align with companies that have proven products, proprietary technology, advanced research capabilities, broad geographic reach, and/or strong market positions to further strengthen our product leadership, technological edge, international reach and customer relationships.

Adapt Cost Structure to Economic Realities

We aggressively respond to difficult economic environments, aligning our operations to any resulting reductions in production levels and replacement demand and executing comprehensive restructuring and cost-reduction initiatives. In the fourth quarter of 2008, we launched a global restructuring program that is generating annual savings of about $58 million since fully implemented at the end of 2009. The restructuring program included actions to permanently reduce our fixed cost base and flex our costs, such as:

•	Permanently eliminating 1,100 jobs worldwide, which is in addition to 1,150 jobs previously eliminated in 2008;

•	Closing three North American manufacturing plants and an engineering facility in Australia;

•	Suspending matching contributions to employee 401(k) programs (which we reinstituted in 2010); and

•	Cutting spending on information technology, sales and marketing programs.

During 2009, we further flexed our operations to address the market conditions, implementing temporary layoffs of hourly workers at our plants worldwide that are impacted by customers’ plant shutdowns. We announced the closing of another manufacturing facility. In North America, where customer production cuts were the greatest, we also initiated salaried employee furloughs. In Europe, we eliminated all temporary positions and negotiated with various works councils to pursue similar cost reduction efforts including reduced work hours. We instituted cuts in salaries of at least 10 percent for salaried employees effective April 1, 2009, and implemented other actions to control employee costs. As economic and industry-wide conditions improved, we restored salaries to their prior levels effective October 1, 2009, and reinstated the employer matching contributions to the employee 401(k) plans for the year 2010.

In addition, we strategically reduced capital expenditures and engineering investments where possible without compromising our long-term growth prospects. We eliminated or postponed regional expansion projects, deferred spending tied to delayed customer launches, redeployed assets where feasible, and eliminated all discretionary capital spending. We focused on developing technologies and capabilities tied to business launching within the next two to three years, making exceptions in instances where the customer agreed to pay upfront for engineering and advance technology developments for programs launching in 2012 and beyond. In this way, we were able to continue all programs critical to our growth while limiting any near-term cash impact.

We are also focusing on generating cash flow through working capital improvements, particularly by reducing inventories and strengthening our management of payables and receivables.

Strengthen Operational Excellence

We will continue to focus on operational excellence by optimizing our manufacturing footprint, enhancing our Six Sigma processes and Lean productivity tools, developing further our engineering capabilities, managing the complexities of our global supply chain to realize purchasing economies of scale while satisfying diverse and global requirements, and supporting our businesses with robust information technology systems. We will make investments in our operations and infrastructure as required to achieve our strategic goals. We will be mindful of the changing market conditions that might necessitate adjustments to our resources and manufacturing capacity around the world. We will remain committed to protecting the environment as well as the health and safety of our employees.

Environmental Matters

We estimate that we and our subsidiaries will make expenditures for plant, property and equipment for environmental matters of approximately $3 million in 2010 and $2 million in 2011.

For additional information regarding environmental matters, see Item 3, “Legal Proceedings,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental and Other Matters,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 12 to the consolidated financial statements of Tenneco Inc. included in Item 8.

Employees

As of December 31, 2009, we had approximately 21,000 employees of which approximately 49 percent were covered by collective bargaining agreements. European works councils cover 21 percent of our total employees, a majority of whom are also included under collective bargaining agreements. Several of our existing labor agreements in the United States and Mexico are scheduled for renegotiation in 2010. In addition, agreements are expiring in 2010 in Europe and South America covering plants in Spain, Germany, Portugal and Argentina. We regard our employee relations as satisfactory.

Other

The principal raw material that we use is steel. We obtain steel from a number of sources pursuant to various contractual and other arrangements. We believe that an adequate supply of steel can presently be obtained from a number of different domestic and foreign suppliers. From 2004 through 2008, we experienced higher steel prices which we have addressed by evaluating alternative materials and processes, reviewing material substitution opportunities, increasing component and assembly outsourcing to low cost countries and aggressively negotiating with our customers to allow us to recover these higher costs from them. While the recent global economic crisis has reduced the pressure on raw material prices, market prices remain volatile and we may face increased prices in the future.

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

The recent global economic crisis severely and negatively affected the automotive industry and our business, financial position and liquidity and future deterioration or prolonged difficulty in economic conditions could have a material adverse impact on our business, financial position and liquidity.

The economic crisis in 2008 and 2009 arising out of the subprime mortgage market collapse and the resulting worldwide financial industry turmoil resulted in a severe and global tightening of credit and a liquidity crisis. As a result, nearly every major economy in the world faced a widespread reduction of business activity, seized-up credit markets and rising unemployment. These conditions led to a low consumer confidence, which resulted in delayed and reduced purchases of durable consumer goods such as automobiles. As a result, our OEM customers significantly reduced their production schedules. Light vehicle production during 2009 decreased by 32 percent in North America and 20 percent in Europe as compared to 2008. These unprecedented conditions had a severe and negative impact on our business and financial position and vehicle production remains at its lowest level in decades. Although we believe that 2010 production in North America and Europe will increase over 2009, we cannot assure you of this. Accordingly, we remain cautious.

We face several risks relating to difficult economic conditions, including the following:

Disruptions in the financial markets may adversely impact the availability and cost of credit which could materially and negatively affect our company.  The recent global financial crisis materially and negatively impacted our business and our customers’ businesses in the U.S. and globally. Longer term disruptions in the capital and credit markets could further adversely affect our customers’ and our ability to access the liquidity that is necessary to fund operations on terms that are acceptable to us or at all. The recent global economic crisis also negatively impacted consumer spending patterns in the automotive industry. During periods of economic difficulty, purchases of our customers’ products may be limited by their customers’ inability to obtain adequate financing for such purchases. In addition, as our customers and suppliers respond to rapidly changing consumer preferences, they may require access to additional capital. If that capital is not available or its cost is prohibitively high, their businesses would be negatively impacted which could result in further restructuring or even reorganization under bankruptcy laws. Any such negative impact, in turn, could materially and negatively affect our company either through loss of sales to any of our customers so affected or through inability to meet our commitments (or inability to meet them without excess expense) because of loss of supplies from any of our suppliers so affected.

Financial or other difficulties facing other automotive companies may have a material and adverse impact on us.  Over the last several years, a number of companies in the automotive industry have been facing severe financial difficulties. GM, Ford and Chrysler undertook significant restructuring actions in an effort to improve profitability and remain solvent. The North American automotive manufacturers were burdened with substantial structural and embedded costs, such as facility overhead as well as pension and healthcare costs, that led GM and Chrysler to reorganize under bankruptcy protection in 2009. Automakers in other markets in the world also have been experiencing difficulties from a weakened economy, tightening credit markets and reduced demand for their products. The automotive supply base in turn has also been faced with severe cash flow problems as a result of the significantly lower production levels of light vehicles, increases in certain costs and restricted access to additional liquidity through the credit markets. Several suppliers have filed for bankruptcy protection or ceased operations.

Severe financial or other difficulties, including bankruptcy, of any automotive manufacturer or significant automotive supplier could have a significant disruptive effect on the entire automotive industry, leading to supply chain disruptions and labor unrest, among other things. For example, if a parts supplier were to cease operations, it could force the automotive manufacturers to whom the supplier provides parts to shut down their operations. This, in turn, could force other suppliers, including us, to shut down production at plants that are producing products for these automotive manufacturers. Severe financial or other difficulties at any of our major suppliers could have a material adverse effect on us if we are unable to obtain on a timely basis on similar economic terms the quantity and quality of components we require to produce our products. While the difficulties facing our customers and suppliers over the last two years have been primarily financial in nature, other difficulties, such as an inability to meet increased demand as the economy recovers, could also result in supply chain and other disruptions.

Financial or other difficulties at any of our major customers could have a material adverse impact on us if such customer were unable to pay for the products we provide or we experience a loss of, or material reduction in, business from such customer. In connection with the 2009 bankruptcies of GM and Chrysler, we collected substantially all of our pre-petition receivables and the reorganized GM and Chrysler assumed substantially all of the pre-petition contracts we had with them. However, further financial difficulties at any of our major customers (including Chrysler or GM, as reorganized) could have a material adverse impact on us, including as a result of lost revenues, significant write offs of accounts receivable, significant impairment charges or additional restructurings beyond our current global plans. In addition, a bankruptcy filing by one of our other large customers could result in a default under our U.S. securitization agreement. Our inability to collect receivables in a timely manner or to sell receivables under our U.S. securitization program may have a material adverse effect on our liquidity.

Our failure to comply with the covenants contained in our senior credit facility or the indentures for our other debt instruments, including as a result of events beyond our control, could result in an event of default, which could materially and adversely affect our operating results and our financial condition.  Our senior credit facility and receivables securitization program in the U.S. require us to maintain certain financial ratios. Our senior credit facility and our other debt instruments require us to comply with various operational and other covenants. If there were an event of default under any of our debt instruments that was not cured or waived, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments, either upon maturity or if accelerated, upon an event of default, or that we would be able to refinance or restructure the payments on those debt instruments.

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

Any further continuation of the global economic downturn or other factors that reduce consumer demand for our products or reduce prices could materially and adversely impact our financial condition and results of operations.  Demand for and pricing of our products are subject to economic conditions and other factors present in the various domestic and international markets where the products are sold. Demand for our OE products is subject to the level of consumer demand for new vehicles that are equipped with our parts. The level of new light vehicle purchases is cyclical, affected by such factors as general economic conditions, interest rates, consumer confidence, patterns of consumer spending, fuel cost and the automobile replacement cycle. Consumer preferences also impact the level of new light vehicle purchases. For example, if increasing consumer awareness of climate change issues causes consumers to increasingly prefer electric vehicles, demand for the vehicles equipped with our products would decrease.

As described above, the recent unprecedented deterioration in the global economy, global credit markets and the financial services industry has negatively impacted our operations, including by leading to a rapid decline in light vehicle purchases. In 2009, North American light vehicle production decreased 32 percent from 2008. During 2009, European production declined 20 percent as compared to 2008. In addition, significant increases in gasoline prices in the United States, starting in the first half of 2008, accelerated the shift in the North American market away from light trucks, which tend to be higher margin products for OEMs and suppliers, to more fuel-efficient passenger cars. During 2009, SUV and pick-up truck business accounted for 55 percent of our North American OE revenues, relatively unchanged from 54 percent in 2008. A further decline in automotive sales and production would likely cause a decline in our sales to vehicle manufacturers, and would likely result in a decline in our results of operations and financial condition.

Demand for our aftermarket, or replacement, products varies based upon such factors as general economic conditions, the level of new vehicle purchases, which initially displaces demand for aftermarket products, the severity of winter weather, which increases the demand for certain aftermarket products, and other factors, including the average useful life of parts and number of miles driven.

The highly cyclical nature of the automotive industry presents a risk that is outside our control and that cannot be accurately predicted. For example, we cannot assure you that difficult economic conditions will not continue into 2010 or that we would be able to maintain or improve our results of operations in a stagnant or extended recessionary economic environment. Further decreases in demand for automobiles and automotive products generally, or in the demand for our products in particular, could materially and adversely impact our financial condition and results of operations.

Our level of debt makes us more sensitive to the effects of economic dowturns; our level of debt and provisions in our debt agreements could limit our ability to react to changes in the economy or our industry.  Our level of debt makes us more vulnerable to changes in our results of operations because a substantial portion of our cash flow from operations is dedicated to servicing our debt and is not available for other purposes. Our level of debt could have other negative consequences to us, including the following:

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

Our ability to make payments on our indebtedness depends on our ability to generate cash in the future. If we do not generate sufficient cash flow to meet our debt service and working capital requirements, we may need to seek additional financing or sell assets. This may make it more difficult for us to obtain financing on terms that are acceptable to us, or at all. Without any such financing, we could be forced to sell assets to make up for any shortfall in our payment obligations under unfavorable circumstances. During periods of economic difficulty, conditions for asset sales may be very difficult due to tight credit conditions and other factors. In addition, our debt agreements contain covenants which limit our ability to sell assets and also restrict the use of proceeds from any asset sale. Moreover, our senior credit facility is secured on a first priority basis by, among other things, substantially all of our and our subsidiary guarantors’ tangible and intangible domestic assets. If necessary, we may not be able to sell assets quickly enough or for sufficient amounts to enable us to meet our obligations.

In addition, our senior credit facility and our other debt agreements contain other restrictive covenants that limit our flexibility in planning for or reacting to changes in our business and our industry, including limitations on incurring additional indebtedness, making investments, granting liens and merging or consolidating with other companies. Our senior credit facility also requires us to maintain certain financial ratios. Complying with these restrictive covenants and financial ratios may impair our ability to finance our future operations or capital needs or to engage in other favorable business activities.

We are dependent on large customers for future revenue. The loss of any of these customers or the loss of market share by these customers could have a material adverse impact on us.

We depend on major vehicle manufacturers for a substantial portion of our net sales. For example, during fiscal year ended December 31, 2009, GM and Ford accounted for 16 percent and 14 percent of our net sales, respectively. The loss of all or a substantial portion of our sales to any of our large-volume customers could have a material adverse effect on our financial condition and results of operations by reducing cash flows and our ability to spread costs over a larger revenue base. We may make fewer sales to these customers for a variety of reasons, including but not limited to: (1) loss of awarded business; (2) reduced or delayed customer requirements; (3) strikes or other work stoppages affecting production by the customers; or (4) reduced demand for our customers’ products. See the risk factor “Financial difficulties facing other automotive companies may have a material and adverse impact on us”.

During the past several years, GM and Ford have lost market share particularly in the United States, primarily to Asian competitors. While we are actively targeting Japanese, Chinese and Korean automakers, any further market share loss by these North American-based and European-based automakers could, if we are unable to achieve increased sales to the Asian OE manufacturers, have a material adverse effect on our business.

We may be unable to realize sales represented by our awarded business, which could materially and adversely impact our financial condition and results of operations.

The realization of future sales from awarded business is inherently subject to a number of important risks and uncertainties, including the number of vehicles that our OE customers will actually produce, the timing of that production and the mix of options that our OE customers and consumers may choose. Prior to 2008, substantially all of our North American vehicle manufacturing customers had slowed or maintained at relatively flat levels new vehicle production for several years. More recently, new vehicle production has decreased dramatically as a result of the recent global economic crisis. In addition, our customers generally have the right to replace us with another supplier at any time for a variety of reasons and have demanded price decreases over the life of awarded business. Accordingly, we cannot assure you that we will in fact realize any or all of the future sales represented by our awarded business. Any failure to realize these sales could have a material adverse effect on our financial condition, results of operations, and liquidity.

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

Although we consider our current relations with our employees to be satisfactory, if major work disruptions were to occur, our business could be adversely affected by, for instance, a loss of revenues,

increased costs or reduced profitability. We have not experienced a material labor disruption in our workforce in the last ten years, but there can be no assurance that we will not experience a material labor disruption at one of our facilities in the future in the course of renegotiation of our labor arrangements or otherwise. In addition, substantially all of the hourly employees of North American vehicle manufacturers and many of their other suppliers are represented by the United Automobile, Aerospace and Agricultural Implement Workers of America under collective bargaining agreements. Vehicle manufacturers and such suppliers and their employees in other countries are also subject to labor agreements. A work stoppage or strike at our production facilities, at those of a significant customer, or at a significant supplier of ours or any of our customers, such as the 2008 strike at American Axle which resulted in 30 GM facilities in North America being idled for several months, could have an adverse impact on us by disrupting demand for our products and/or our ability to manufacture our products.

In the past, we have experienced significant increases in raw materials pricing; and future changes in the prices of raw materials or utilities could have a material adverse impact on us.

Significant increases in the cost of certain raw materials used in our products or the cost of utilities required to produce our products, to the extent they are not timely reflected in the price we charge our customers or are otherwise mitigated, could materially and adversely impact our results. For example, from 2004 through 2008, we experienced significant increases in processed metal and steel prices. We addressed these increases by evaluating alternative materials and processes, reviewing material substitution opportunities, increasing component and assembly outsourcing to low cost countries and aggressively negotiating with our customers to allow us to recover these higher costs from them. In addition to these actions, we continue to pursue productivity initiatives and review opportunities to reduce costs through restructuring activities. We cannot assure you that we will not face increased prices in the future or, if we do, whether these actions will be effective in containing margin pressures from any further raw material or utility price increases.

We may be unable to realize our business strategy of improving operating performance, growing our business and generating savings and improvements.

We regularly implement strategic and other initiatives designed to improve our operating performance and grow our business. The failure to achieve the goals of these initiatives could have a material adverse effect on our business, particularly since we rely on these initiatives to offset pricing pressures from our suppliers and our customers, as described above, as well as to manage the impacts of production cuts such as the significant production decreases we are experiencing as a result of the recent global economic crisis. Furthermore, the terms of our senior credit facility may restrict the types of initiatives we undertake, as these agreements restrict our uses of cash, certain of these agreements require us to maintain financial ratios and otherwise prohibit us from undertaking certain activities. In the past we have been successful in obtaining the consent of our senior lenders where appropriate in connection with our initiatives. We cannot assure you, however, that we will be able to pursue, successfully implement or realize the expected benefits of any initiative or that we will be able to sustain improvements made to date.

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

We are subject to extensive government regulations worldwide. Foreign, Federal, state and local laws and regulations may change from time to time and our compliance with new or amended laws and regulations in the future may require a material increase in our costs and could adversely affect our results of operations and competitive position. For example, we are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. Soil and groundwater remediation activities are being conducted at certain of our current and former real properties. We record liabilities for these activities when environmental assessments indicate that the remedial efforts are probable and the costs can be reasonably estimated. On this basis, we have established reserves that we believe are adequate for the remediation activities at our current and former real properties for which we could be held responsible. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. In future periods, we could be subject to cash or non-cash charges to earnings if we are required to undertake material additional remediation efforts based on the results of our ongoing analyses of the environmental status of our properties, as more information becomes available to us.

We also from time to time are involved in legal proceedings, claims or investigations that are incidental to the conduct of our business. Some of these proceedings allege damages against us relating to environmental liabilities, intellectual property matters, personal injury claims, taxes, employment matters or commercial or contractual disputes. For example, we are subject to a number of lawsuits initiated by a significant number of claimants alleging health problems as a result of exposure to asbestos. Many of these cases involve significant numbers of individual claimants. Many of these cases also involve numerous defendants, with the number of defendants in some cases exceeding 100 defendants from a variety of industries. As major asbestos manufacturers or other companies that used asbestos in their manufacturing processes continue to go out of business, we may experience an increased number of these claims.

We vigorously defend ourselves in connection with all of the matters described above. We cannot, however, assure you that the costs, charges and liabilities associated with these matters will not be material, or that those costs, charges and liabilities will not exceed any amounts reserved for them in our consolidated financial statements. In future periods, we could be subject to cash costs or non-cash charges to earnings if any of these matters is resolved unfavorably to us. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental and Other Matters” included in Item 7.

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

The average useful life of automotive parts has steadily increased in recent years due to innovations in products and technologies. The longer product lives allow vehicle owners to replace parts of their vehicles less often. As a result, a portion of sales in the aftermarket has been displaced. This has adversely impacted, and could continue to adversely impact, our aftermarket sales. Also, any additional increases in the average useful lives of automotive parts would further adversely affect the demand for our aftermarket products. Recently, we have experienced relative stabilization in our aftermarket business due to our ability to win new customers and recover steel price increases through selling price increases. However, there can be no assurance that we will be able to maintain this stabilization. Aftermarket sales represented approximately 22 percent and 19 percent of our net sales in the fiscal years ended December 31, 2009 and 2008, respectively.

Assertions against us or our customers relating to intellectual property rights could materially impact our business.

We and others in our industry hold a number of patents and other intellectual property rights that are critical to our respective businesses. On occasion, third parties may assert claims against us and our customers and distributors alleging our products or technology infringe upon third-party intellectual property rights. Similarly, we may assert claims against third-parties who are taking actions that we believe are infringing on our intellectual property rights. These claims, regardless of their merit or resolution, are frequently costly to prosecute, defend or settle and divert the efforts and attention of our management and employees. Claims of this sort also could harm our relationships with our customers and might deter future customers from doing business with us. If any such claim were to result in an adverse outcome, we could be required to take actions which may include: cease the manufacture, use or sale of the infringing products; pay substantial damages to third parties, including to customers to compensate them for their discontinued use or replace infringing technology with non-infringing technology; or expend significant resources to develop or license non-infringing products. Any of the foregoing results could have a material adverse effect on our business, financial condition and results of operations.

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

We have manufacturing and distribution facilities in many regions and countries, including Australia, China, India, North America, Europe and South America, and sell our products worldwide. For the fiscal year ended December 31, 2009, approximately 55 percent of our net sales were derived from operations outside North America. International operations are subject to various risks which could have a material adverse effect on those operations or our business as a whole, including:

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

As a result of our international operations, we are subject to increased risk because we generate a significant portion of our net sales and incur a significant portion of our expenses in currencies other than the U.S. dollar. For example, where we have significantly more costs than revenues generated in a foreign currency, we are subject to risk if the foreign currency in which our costs are paid appreciates against the currency in which we generate revenue because the appreciation effectively increases our cost in that country.

The financial condition and results of operations of some of our operating entities are reported in foreign currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our consolidated financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies generally will have a negative impact on our reported revenues and operating profit while depreciation of the U.S. dollar against these foreign currencies will generally have a positive effect on reported revenues and operating profit. For example, our European operations were positively impacted in 2007 due to the strengthening of the Euro against the U.S. dollar. However, in 2008, the dollar strengthened against the Euro which had a negative effect on our results of operations. Our South American operations were negatively impacted by the devaluation in 2000 of the Brazilian currency as well as by the devaluation of the Argentine currency in 2002. We do not generally seek to mitigate this translation effect through the use of derivative financial instruments. To the extent we are unable to match revenues received in foreign currencies with costs paid in the same currency, exchange rate fluctuations in that currency could have a material adverse effect on our business.

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

We have a significant amount of long-lived assets and goodwill on our consolidated balance sheet. Under generally accepted accounting principles, long-lived assets, excluding goodwill, are required to be reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. If business conditions or other factors cause profitability and cash flows to decline, we may be required to record non-cash impairment charges. Goodwill must be evaluated for impairment annually or more frequently if events indicate it is warranted. If the carrying value of our reporting units exceeds their current fair value as determined based on the discounted future cash flows of the related business, the goodwill is considered impaired and is reduced to fair value by a non-cash charge to earnings. Events and conditions that could result in impairment in the value of our long-lived assets and goodwill include changes in the industries in which we operate, particularly the impact of the current downturn in the global economy, as well as competition and advances in technology, adverse changes in the regulatory environment, or other factors leading to reduction in expected long-term sales or profitability. For example, during the fiscal year ended December 31, 2008, we were required to record a $114 million asset impairment charge to write-off the remaining goodwill related to our 1996 acquisition of Clevite Industries.

The value of our deferred tax assets could become impaired, which could materially and adversely affect our operating results.

As of December 31, 2009, we had approximately $63 million in net deferred tax assets. These deferred tax assets include net operating loss carryovers that can be used to offset taxable income in future periods and reduce income taxes payable in those future periods. We periodically determine the probability of the realization of deferred tax assets, using significant judgments and estimates with respect to, among other things, historical operating results, expectations of future earnings and tax planning strategies. For example, we were required to record charges during the fiscal year ended December 31, 2008 for a valuation allowance against our U.S. deferred tax assets. These charges were attributable to the significant decline in production which resulted from the recent global economic crisis and the accounting requirement to project that the current negative operating environment will continue through the expiration of the net operating loss carry-forward periods. If we determine in the future that there is not sufficient positive evidence to support the valuation of these assets, due to the risk factors described herein or other factors, we may be required to further adjust the valuation allowance to reduce our deferred tax assets. Such a reduction could result in material non-cash expenses in the period in which the valuation allowance is adjusted and could have a material adverse effect on our results of operations.

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

Walker’s consolidated businesses operate 11 manufacturing facilities in the U.S. and 43 manufacturing facilities outside of the U.S., operate five engineering and technical facilities worldwide and share two other such facilities with Monroe. Twenty-six of these manufacturing plants are JIT facilities. In addition, three joint ventures in which we hold a noncontrolling interest operate a total of three manufacturing facilities outside the U.S., two of which are JIT facilities.

Monroe’s consolidated businesses operate seven manufacturing facilities in the U.S. and 23 manufacturing facilities outside the U.S., operate seven engineering and technical facilities worldwide and share two other such facilities with Walker. Three of these manufacturing plants are JIT facilities.

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

We own approximately one-half of the properties described above and lease the other half. We hold 16 of the above-described international manufacturing facilities through seven joint ventures in which we own a controlling interest. In addition, three joint ventures in which we hold a noncontrolling interest operate a total of three manufacturing facilities outside the U.S. We also have distribution facilities at our manufacturing sites and at a few offsite locations, substantially all of which we lease.

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

As of December 31, 2009, we have the obligation to remediate or contribute towards the remediation of certain sites, including two existing Superfund sites. At December 31, 2009, our estimated share of environmental remediation costs at these sites was approximately $16 million, on a discounted basis. The undiscounted value of the estimated remediation costs was $23 million. For those locations in which the liability was discounted, the weighted average discount rate used was 3.6 percent. Based on information known to us, we have established reserves that we believe are adequate for these costs. Although we believe these estimates of remediation costs are reasonable and are based on the latest available information, the costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute towards the remediation costs. In addition, certain environmental statutes provide that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at these sites has been considered, where appropriate, in our determination of our estimated liability.

The $16 million noted above includes $5 million of estimated environmental remediation costs that resulted from the bankruptcy of Mark IV Industries in 2009. Prior to our 1996 acquisition of The Pullman Company, Pullman had sold certain assets to Mark IV. As partial consideration for the purchase of these assets, Mark IV agreed to assume Pullman’s and its subsidiaries’ historical obligations to contribute to the environmental remediation of certain sites. Mark IV has filed a petition for insolvency under Chapter 11 of the United States Bankruptcy Code and notified Pullman that it no longer intends to continue to contribute toward the remediation of those sites. We are conducting a thorough analysis and review of these matters and it is possible that our estimate may change as additional information becomes available to us.

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

In addition, we are subject to a number of lawsuits initiated by claimants alleging health problems as a result of exposure to asbestos. In the early 2000’s we were named in nearly 20,000 complaints, most of which were filed in Mississippi state court and the vast majority of which made no allegations of exposure to asbestos from our product categories. Most of these claims have been dismissed and our current docket of active and inactive cases is less than 500 cases nationwide. A small number of claims have been asserted by railroad workers alleging exposure to asbestos products in railroad cars manufactured by The Pullman Company, one of our subsidiaries. The balance of the claims is related to alleged exposure to asbestos in our automotive emission control products. Only a small percentage of the claimants allege that they were automobile mechanics and a significant number appear to involve workers in other industries or otherwise do not include sufficient information to determine whether there is any basis for a claim against us. We believe, based on scientific and other evidence, it is unlikely that mechanics were exposed to asbestos by our former muffler products and that, in any event, they would not be at increased risk of asbestos-related disease based on their work with these products. Further, many of these cases involve numerous defendants, with the number of each in some cases exceeding 100 defendants from a variety of industries. Additionally, the plaintiffs either do not specify any, or specify the jurisdictional minimum, dollar amount for damages. As major asbestos manufacturers continue to go out of business or file for bankruptcy, we may experience an increased number of these claims. We vigorously defend ourselves against these claims as part of our ordinary course of business. In future periods, we could be subject to cash costs or non-cash charges to earnings if any of these matters is resolved unfavorably to us. To date, with respect to claims that have proceeded sufficiently through the judicial process, we have regularly achieved favorable resolution. Accordingly, we presently believe that these asbestos-related claims will not have a material adverse impact on our future consolidated financial condition, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to the vote of security holders during the fourth quarter of 2009.

ITEM 4.1.	EXECUTIVE OFFICERS OF THE REGISTRANT.

The following provides information concerning the persons who serve as our executive officers as of February 26, 2010.

Name (and Age at
December 31, 2009)	Offices Held

Gregg M. Sherrill (56)	Chairman and Chief Executive Officer
Hari N. Nair (49)	Executive Vice President and President — International
Kenneth R. Trammell (49)	Executive Vice President and Chief Financial Officer
Neal A. Yanos (47)	Executive Vice President, North America
Brent J. Bauer (54)	Senior Vice President and General Manager — North American Original Equipment Emission Control
Michael J. Charlton (51)	Senior Vice President, Global Supply Chain Management and Manufacturing
James D. Harrington (48)	Senior Vice President, General Counsel and Corporate Secretary
Timothy E. Jackson (52)	Senior Vice President and Chief Technology Officer
Richard P. Schneider (62)	Senior Vice President — Global Administration
Paul D. Novas (51)	Vice President and Controller

Gregg M. Sherrill — Mr. Sherrill was named the Chairman and Chief Executive Officer of Tenneco in January 2007. Mr. Sherrill joined us from Johnson Controls Inc., where he served since 1998, most recently as President, Power Solutions. From 2002 to 2003, Mr. Sherrill served as the Vice President and Managing Director of Europe, South Africa and South America for Johnson Controls’ Automotive Systems Group. Prior to joining Johnson Controls, Mr. Sherrill held various engineering and manufacturing assignments over a 22-year span at Ford Motor Company, including Plant Manager of Ford’s Dearborn, Michigan engine plant, Chief Engineer, Steering Systems and Director of Supplier Technical Assistance. Mr. Sherrill became a director of our company in January 2007.

Hari N. Nair — Mr. Nair was named our Executive Vice President and President — International effective March 2007. Previously, Mr. Nair served as Executive Vice President and Managing Director of our business in Europe, South America and India. Before that, he was Senior Vice President and Managing Director — International. Prior to December 2000, Mr. Nair was the Vice President and Managing Director — Emerging Markets. Previously, Mr. Nair was the Managing Director for Tenneco Automotive Asia, based in Singapore and responsible for all operations and development projects in Asia. He began his career with the former Tenneco Inc. in 1987, holding various positions in strategic planning, marketing, business development, quality control and finance. Prior to joining Tenneco, Mr. Nair was a senior financial analyst at General Motors Corporation focusing on European operations. Mr. Nair became a director of our company in March 2009.

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

Michael J. Charlton — Mr. Charlton has served as our Senior Vice President, Global Supply Chain Management and Manufacturing since January 2010. Mr. Charlton served as our Vice President, Global Supply Chain Management and Manufacturing from November 2008 through December 2009. Mr. Charlton served as Tenneco’s Managing Director for India from January 2008 until November 2008. Prior to that, he served as the operations director for the Company’s emission control business in Europe since 2005. Prior to joining Tenneco in 2005, Mr. Charlton held a variety of positions of increasing responsibility at TRW Automotive, the most recent being Lead Director, European Purchasing and Operations for the United Kingdom.

James D. Harrington — Mr. Harrington has served as our Senior Vice President, General Counsel and Corporate Secretary since June 2009 and is responsible for managing our worldwide legal affairs including corporate governance and compliance. Mr. Harrington joined us in January 2005 as Corporate Counsel and was named Vice President — Law in July 2007. Prior to joining Tenneco, he worked at Mayer Brown LLP in the firm’s corporate and securities practice.

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

Richard P. Schneider — Mr. Schneider was named our Senior Vice President — Global Administration in 1999 and is responsible for the development and implementation of human resources programs and policies and employee communications activities for our worldwide operations. Prior to 1999, Mr. Schneider served as our Vice President — Human Resources. He joined us in 1994 from International Paper Company where, during his 20 year tenure, he held key positions in labor relations, management development, personnel administration and equal employment opportunity.

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

	Sales Prices
Quarter	High	Low

2009
1st	$4.14	$0.67
2nd	11.19	1.56
3rd	18.11	8.14
4th	19.78	11.35
2008
1st	$29.41	$20.18
2nd	30.41	13.52
3rd	16.92	9.58
4th	10.63	1.31

As of February 22, 2010, there were approximately 21,015 holders of record of our common stock, including brokers and other nominees.

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

Purchase of equity securities by the issuer and affiliated purchasers

We have not purchased any shares of our common stock in the fourth quarter of 2009. We presently have no publicly announced repurchase plan or program, but intend to continue to satisfy statutory minimum tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Tenneco, Inc., The S&P 500 Index
And A Peer Group

*	$100 invested on 12/31/04 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Tenneco Inc	100.00	113.75	143.39	151.22	17.11	102.84
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11
Peer Group	100.00	104.24	121.18	161.42	70.79	122.39

The graph and other information furnished in the section titled “Share Performance” under this Part II, Item 5 of this Form 10-K shall not be deemed to be “soliciting” material or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 6.	SELECTED FINANCIAL DATA.

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
	2009	2008	2007	2006	2005(a)
	(Millions Except Share and Per Share Amounts)

Statements of Income (Loss) Data:
Net sales and operating revenues —
North America	$2,099	$2,641	$2,910	$1,963	$2,033
Europe, South America and India	2,209	2,983	3,135	2,387	2,110
Asia Pacific	525	543	560	436	371
Intergroup sales	(184)	(251)	(421)	(104)	(74)

	$4,649	$5,916	$6,184	$4,682	$4,440

Income (loss) before interest expense, income taxes, and noncontrolling interests
North America	$42	$(107)	$120	$103	$148
Europe, South America and India	20	85	99	81	53
Asia Pacific	30	19	33	12	16

Total	92	(3)	252	196	217
Interest expense (net of interest capitalized)	133	113	164	136	133
Income tax expense	13	289	83	5	26

Net income (loss)	(54)	(405)	5	55	58

Less: Net income attributable to noncontrolling interests	19	10	10	6	2

Net income (loss) attributable to Tenneco, Inc.	$(73)	$(415)	$(5)	$49	$56

Weighted average shares of common stock outstanding —
Basic	48,572,463	46,406,095	45,809,730	44,625,220	43,088,558
Diluted	48,572,463	46,406,095	45,809,730	46,755,573	45,321,225
Basic earnings (loss) per share of common stock	$(1.50)	$(8.95)	$(0.11)	$1.11	$1.30
Diluted earnings (loss) per share of common stock	$(1.50)	$(8.95)	$(0.11)	$1.05	$1.24

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(Millions Except Ratio and Percent Amounts)

Balance Sheet Data (at year end):
Total assets	$2,841	$2,828	$3,590	$3,274	$2,945
Short-term debt	75	49	46	28	22
Long-term debt	1,145	1,402	1,328	1,357	1,361
Redeemable noncontrolling interests	7	7	6	4	3

Total Tenneco Inc. shareholders’ equity	(21)	(251)	400	226	137
Noncontrolling interests	32	24	25	24	21

Total equity	11	(227)	425	250	158
Statement of Cash Flows Data:
Net cash provided by operating activities	$241	$160	$158	$203	$123
Net cash used by investing activities	(119)	(261)	(202)	(172)	(164)
Net cash provided (used) by financing activities	87	58	(10)	12	(28)
Cash payments for plant, property and equipment	(120)	(233)	(177)	(177)	(140)
Other Data:
EBITDA including noncontrolling interests(a)	$313	$219	$457	$380	$394
Ratio of EBITDA including noncontrolling interests to interest expense	2.35	1.94	2.79	2.79	2.96
Ratio of total debt to EBITDA including noncontrolling interests	3.90	6.63	3.01	3.64	3.51
Ratio of earnings to fixed charges(b)	—	—	1.46	1.35	1.55

NOTE: Our consolidated financial statements for the three years ended December 31, 2009, which are discussed in the following notes, are included in this Form 10-K under Item 8.

(a)	EBITDA including noncontrolling interests is a non-GAAP measure defined as net income before extraordinary items, cumulative effect of changes in accounting principle, interest expense, income taxes, depreciation and amortization and noncontrolling interests. We use EBITDA including noncontrolling interests, together with GAAP measures, to evaluate and compare our operating performance on a consistent basis between time periods and with other companies that compete in our markets but which may have different capital structures and tax positions, which can have an impact on the comparability of interest expense, noncontrolling interests and tax expense. We also believe that using this measure allows us to understand and compare operating performance both with and without depreciation expense, which can vary based on several factors. We believe EBITDA including noncontrolling interests is useful to our investors and other parties for these same reasons.

EBITDA including noncontrolling interests should not be used as a substitute for net income or for net cash provided by operating activities prepared in accordance with GAAP. It should also be noted that EBITDA including noncontrolling interests may not be comparable to similarly titled measures used by other companies and, furthermore, that it excludes expenditures for debt financing, taxes and future capital requirements that are essential to our ongoing business operations. For these reasons, EBITDA including noncontrolling interests is of value to management and investors only as a supplement to, and not in lieu of, GAAP results. EBITDA including noncontrolling interests are derived from the statements of income (loss) as follows:

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Millions)

Net income (loss)	$(73)	$(415)	$(5)	$49	$56
Noncontrolling interests	19	10	10	6	2
Income tax expense	13	289	83	5	26
Interest expense, net of interest capitalized	133	113	164	136	133
Depreciation and amortization of other intangibles	221	222	205	184	177

Total EBITDA including noncontrolling interests	$313	$219	$457	$380	$394

(b)	For purposes of computing this ratio, earnings generally consist of income before income taxes and fixed charges excluding capitalized interest. Fixed charges consist of interest expense, the portion of rental expense considered representative of the interest factor and capitalized interest. Earnings were insufficient to cover fixed charges by $39 million and $121 million for the years ended December 31, 2009 and 2008, respectively. See Exhibit 12 to this Form 10-K for the calculation of this ratio.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As you read the following review of our financial condition and results of operations, you should also read our consolidated financial statements and related notes beginning on page 67.

Executive Summary

We are one of the world’s leading manufacturers of automotive emission control and ride control products and systems. We serve both original equipment (OE) vehicle designers and manufacturers and the repair and replacement markets, or aftermarket, globally through leading brands, including Monroe®, Rancho®, Clevite® Elastomers and Fric Rottm ride control products and Walker®, Fonostm, and Gillettm emission control products. Worldwide we serve more than 65 different original equipment manufacturers, and our products or systems are included on six of the top 10 passenger models produced in Europe and eight of the top 10 light truck models produced in North America for 2009. Our aftermarket customers are comprised of full-line and specialty warehouse distributors, retailers, jobbers, installer chains and car dealers. As of December 31, 2009, we operated 84 manufacturing facilities worldwide and employed approximately 21,000 people to service our customers’ demands.

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

The deterioration in the global economy and global credit markets beginning in 2008 has negatively impacted global business activity in general, and specifically the automotive industry in which we operate. The market turmoil and tightening of credit, as well as the dramatic decline in the housing market in the United States and Western Europe, have led to a lack of consumer confidence evidenced by a rapid decline in light vehicle purchases in 2008 and the first six months of 2009. Light vehicle production during the first six months of 2009 decreased by 50 percent in North America and 35 percent in Europe as compared to the first six months of 2008. OE production has stabilized and overall the production environment strengthened in the third and fourth quarters compared to the first half of the year as production began to track more closely to vehicle sales after inventory corrections in the first half of the year. In North America, light vehicle production in the fourth quarter 2009 was up one percent year-over-year. In Europe, light vehicle production in the fourth quarter 2009 was up 14 percent year-over-year.

In response to current economic conditions, some of our customers have eliminated or are expected to eliminate certain light vehicle models or brands. While we do not believe that models eliminated to date will have a significant impact on us, changes in the models produced by our customers or sales of their brands may have an adverse effect on our market share. Additional declines in consumer demand would have a further adverse effect on the financial condition of our OE customers, and on our future results of operations. Continued or further financial difficulties at any of our major customers could have an adverse impact on the level of our future revenues and collection of our receivables from such customers.

Other than the impact from production shutdowns during the second quarter, we incurred no other economic loss from the bankruptcy filings of Chrysler or General Motors. We collected substantially all of our pre-petition receivables from Chrysler Group LLC and Chrysler Group LLC has assumed substantially all of the contracts which we had with Chrysler LLC. We collected substantially all of our pre-petition receivables from General Motors Company and General Motors Company has assumed substantially all of the contracts which we had with General Motors Corporation.

We have a substantial amount of indebtedness. As such, our ability to generate cash — both to fund operations and service our debt — is also a significant area of focus for our company. As part of our strategic imperative to improve financial flexibility, we completed a common stock offering of 12 million shares in November 2009. We used the net proceeds of $188 million from the offering to pay down debt. See “Liquidity and Capital Resources” below for further discussion of cash flows and “Risk Factors” included in Item 1A.

Total revenues for 2009 were $4.6 billion, a 21 percent decrease from $5.9 billion in 2008. Excluding the impact of currency and substrate sales, revenue was down $456 million, or 10 percent, driven primarily by lower OE production in North America, Europe and Australia and lower European aftermarket sales. Partially offsetting these declines were increased North American aftermarket sales and higher sales in South America and Asia.

Gross margin for 2009 was 16.6 percent, up 2.2 percentage points from 14.4 percent in 2008. The gross margin improvement was driven by the benefits from our restructuring activities in 2008, material cost management, improved manufacturing efficiencies, lower year-over-year restructuring and related expenses and currency gains. Lower OE production volumes and the related fixed cost absorption partially offset these improvements.

Selling, general and administrative expense was down $48 million in 2009, to $344 million, including $1 million in restructuring and related expense, compared to $392 million in 2008 which included $22 million in restructuring and related expense and $7 million in aftermarket changeover costs. Cost reduction efforts, which included restructuring savings, 401(k) match suspension, temporary salary reductions and employee furloughs, drove the improvement. Engineering expense was $97 million and $127 million in 2009 and 2008, respectively. 2008 engineering expense included $1 million of restructuring and related expenses. The reduction in engineering expense was driven by engineering cost recoveries, employee furloughs and temporary salary reductions. In total, we reported selling, general, administrative and engineering expenses in 2009 at 9.5 percent of revenues, as compared to 8.8 percent of revenues in 2008 due to a decline in year-over-year revenues which out paced the decrease in selling, general, administrative and engineering costs.

Earnings before interest expense, taxes and noncontrolling interests (“EBIT”) was $92 million for 2009, an improvement of $95 million, when compared to a loss of $3 million in 2008. This increase was driven by the savings from prior restructuring activities, manufacturing efficiency improvements, lower selling, general and administrative spending, customer recovery of engineering costs, material cost management actions, lower restructuring and related expenses, reduced aftermarket changeover costs and lower goodwill impairment charges. The negative impact of currency and lower OE production and the related fixed cost absorption partially offset the EBIT improvement.

Results from Operations

Net Sales and Operating Revenues for Years 2009 and 2008

The following tables reflect our revenues for 2009 and 2008. We present these reconciliations of revenues in order to reflect the trend in our sales in various product lines and geographic regions separately from the effects of doing business in currencies other than the U.S. dollar. We have not reflected any currency impact in the 2008 table since this is the base period for measuring the effects of currency during 2009 on our operations. We believe investors find this information useful in understanding period-to-period comparisons in our revenues.

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

	Year Ended December 31, 2009
					Revenues
				Substrate	Excluding
			Revenues	Sales	Currency and
		Currency	Excluding	Excluding	Substrate
	Revenues	Impact	Currency	Currency	Sales
	(Millions)

North America Original Equipment
Ride Control	$382	$(4)	$386	$—	$386
Emission Control	1,154	(2)	1,156	530	626

Total North America Original Equipment	1,536	(6)	1,542	530	1,012
North America Aftermarket
Ride Control	406	(4)	410	—	410
Emission Control	150	(2)	152	—	152

Total North America Aftermarket	556	(6)	562	—	562
Total North America	2,092	(12)	2,104	530	1,574
Europe Original Equipment
Ride Control	421	(25)	446	—	446
Emission Control	917	(178)	1,095	305	790

Total Europe Original Equipment	1,338	(203)	1,541	305	1,236
Europe Aftermarket
Ride Control	181	(14)	195	—	195
Emission Control	154	(16)	170	—	170

Total Europe Aftermarket	335	(30)	365	—	365
South America & India	374	(40)	414	50	364
Total Europe, South America & India	2,047	(273)	2,320	355	1,965
Asia	380	6	374	84	290
Australia	130	(20)	150	11	139

Total Asia Pacific	510	(14)	524	95	429

Total Tenneco	$4,649	$(299)	$4,948	$980	$3,968

	Year Ended December 31, 2008
					Revenues
				Substrate	Excluding
			Revenues	Sales	Currency and
		Currency	Excluding	Excluding	Substrate
	Revenues	Impact	Currency	Currency	Sales
	(Millions)

North America Original Equipment
Ride Control	$493	$—	$493	$—	$493
Emission Control	1,591	—	1,591	773	818

Total North America Original Equipment	2,084	—	2,084	773	1,311
North America Aftermarket
Ride Control	390	—	390	—	390
Emission Control	156	—	156	—	156

Total North America Aftermarket	546	—	546	—	546
Total North America	2,630	—	2,630	773	1,857
Europe Original Equipment
Ride Control	479	—	479	—	479
Emission Control	1,487	—	1,487	539	948

Total Europe Original Equipment	1,966	—	1,966	539	1,427
Europe Aftermarket
Ride Control	213	—	213	—	213
Emission Control	190	—	190	—	190

Total Europe Aftermarket	403	—	403	—	403
South America & India	389	—	389	55	334
Total Europe, South America & India	2,758	—	2,758	594	2,164
Asia	342	—	342	109	233
Australia	186	—	186	16	170

Total Asia Pacific	528	—	528	125	403

Total Tenneco	$5,916	$—	$5,916	$1,492	$4,424

Revenues from our North American operations decreased $538 million for 2009 compared to the same period last year. Lower sales from both North American OE business units were partially offset by higher aftermarket revenues. North American OE emission control revenues were down $437 million for 2009; excluding substrate sales and currency, revenues were down $192 million compared to last year. This decrease was mainly due to lower OE production volumes year-over-year and a decrease in steel recovery due to lower steel costs. North American OE ride control revenues for 2009 were down $107 million from the prior year, excluding $4 million of unfavorable currency. The decline was mainly driven by lower OE production volumes. Our total North American OE revenues, excluding substrate sales and currency, decreased 23 percent for 2009 compared to 2008. North American light vehicle production decreased 32 percent in 2009 compared to 2008. Industry Class 8 commercial vehicle production was down 38 percent and industry Class 4-7 commercial vehicle production was down 39 percent in 2009 as compared to the previous year. Aftermarket revenues for North America were $556 million for 2009, an increase of $10 million compared to the prior year. Excluding $6 million in unfavorable currency, aftermarket revenues were up $16 million driven by stronger ride control volumes and pricing, partially offset by lower emission control volumes. Aftermarket ride control revenues, net of unfavorable currency, increased five percent for 2009 while aftermarket emission control revenues, net of unfavorable currency, decreased three percent for 2009.

Our European, South American and Indian segment’s revenues decreased $711 million, or 26 percent, in 2009 compared to 2008. Europe OE emission control revenues of $917 million for 2009 were down 38 percent as compared to 2008. Excluding $178 million of unfavorable currency and a reduction in substrate sales, Europe OE emission control revenues decreased 17 percent from 2008 due to lower OE production volumes and decreased year-over-year alloy surcharge recovery due to lower alloy surcharge costs. Europe OE ride control revenues of $421 million in 2009 were down 12 percent year-over-year. Excluding unfavorable currency, ride control revenues decreased by seven percent for 2009 due to lower production volumes, partially offset by new ride control launches, including new CES business, and a favorable vehicle mix weighted toward the A/B segment vehicles, which have been better sellers under the recent government incentive programs. Our total European OE revenues, excluding substrate sales and currency, decreased 13 percent in 2009 compared to 2008. The 2009 total European light vehicle industry production was down 20 percent when compared to 2008. European aftermarket revenues decreased 17 percent or $68 million for 2009 compared to last year. When adjusted for unfavorable currency, aftermarket revenues were down nine percent. Excluding the negative $14 million impact of currency, ride control aftermarket revenues were down eight percent while emission control aftermarket revenues were down 11 percent, excluding $16 million in unfavorable currency. The decrease was driven by overall market declines but particularly heavy duty ride control products and the ride control market in Eastern Europe where economies have been more severely impacted by the economic crisis. South American and Indian revenues were $374 million during 2009, compared to $389 million in the prior year. When unfavorable currency and substrates are excluded, revenue was up $30 million compared to last year. Our South American and Indian operations benefited from improved OE production volumes and favorable pricing.

Revenues from our Asia Pacific segment, which includes Australia and Asia, decreased $18 million to $510 million in 2009 compared to last year. Excluding the impact of substrate sales and currency, revenues increased $26 million from $403 million in the prior year. Asian revenues for 2009 were $380 million, up 11 percent from last year. Higher OE production volumes in China were the primary reason for the increase. Excluding substrate sales and currency, Asian revenue increased $57 million when compared with last year. Full year 2009 revenues for Australia decreased 30 percent to $130 million. Excluding lower substrate sales and $20 million of unfavorable currency, Australian revenue decreased 18 percent due to industry light vehicle production declines.

Net Sales and Operating Revenues for Years 2008 and 2007

The following tables reflect our revenues for the years of 2008 and 2007. See “Net Sales and Operating Revenues for Years 2009 and 2008” for a description of why we present these reconciliations of revenue.

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

Revenues from our North American operations decreased $271 million in 2008 compared to 2007. Higher aftermarket sales were more than offset by lower North American OE revenues. North American OE emission control revenues were down $259 million in 2008. Excluding substrate sales and currency, revenues were down $106 million compared to 2007. This decrease was primarily due to a 16% year-over-year decline in industry production volumes, including a temporary stop of production on the Toyota Tundra, as well as significant reduction in customer light truck production which included the Ford Super Duty and F150, GMT 900 and the Chevrolet Trailblazer and GMC Envoy. North American OE ride control revenues for 2008 were down $21 million from 2007 or down $16 million excluding unfavorable currency. Revenues of $84 million from our Kettering, Ohio ride-control operations which we acquired in May 2008 helped offset the significantly lower light truck production. Our total North American OE revenues, excluding substrate sales and currency, decreased nine percent in 2008 compared to 2007. The North American light truck production rate decreased 25 percent while production rates for passenger cars decreased three percent. Aftermarket revenues for North America were $546 million in 2008, an increase of $9 million compared to 2007, driven by higher volumes in both product lines as well as higher pricing to offset material cost increases. Aftermarket ride control revenues increased one percent in 2008 while aftermarket emission control revenues increased three percent in 2008.

Our European, South American and Indian segment’s revenues increased $21 million or one percent in 2008 compared to 2007. Total Europe OE revenues were $1,966 million, down one percent from 2007. Excluding favorable currency and substrate sales, total European OE revenue was down four percent while total light vehicle production for Europe was down five percent. Europe OE emission control revenues decreased five percent to $1,487 million from $1,569 million in 2007. Excluding substrate sales and a favorable impact of $54 million due to currency, Europe OE emission control revenues decreased eight percent from 2007, primarily due to lower volumes on the Opel Astra and Vectra, the BMW 3 Series and Volvo. Improved volumes on the BMW 1 series, VW Golf, the new Jaguar XF, and the Ford Mondea and C-Max helped partially offset the emission control decrease. Europe OE ride control revenues of $479 million in 2008 were up 12 percent year-over-year. Excluding currency, revenues increased by six percent in 2008 due to favorable volumes on the Suzuki Splash, VW Passat and Transporter, Ford Focus, the new Mazda 2 and Mercedes C-class. Also benefiting 2008 Europe OE ride control revenues were $18 million from our recently acquired suspension business of Gruppo Marzocchi. European aftermarket revenues decreased $5 million in 2008 compared to 2007. When adjusted for currency, aftermarket revenues were down $22 million year-over-year. Excluding the $10 million favorable impact of currency, ride control aftermarket revenues were $2 million better when compared to 2007. Emission control aftermarket revenues were down $24 million, excluding $7 million in currency benefit, due to overall market declines. South American and Indian revenues were $389 million during 2008, compared to $333 million in 2007. Stronger OE and aftermarket sales and currency appreciation drove this increase.

Revenues from our Asia Pacific segment decreased $18 million to $528 million in 2008 compared to $546 million in 2007. Excluding the impact of substrate sales and currency, revenues decreased to $377 million from $394 million in 2007. Asian revenues for 2008 were $342 million, down three percent from 2007. Although overall China OE production was up slightly, GM, Volkswagen, Ford and Brilliance, our largest customers in this region, all took unplanned downtime during the year. Revenues for Australia were down $8 million, to $186 million in 2008 compared to $194 million in 2007. Excluding substrate sales and favorable currency of $6 million, Australian revenue was down $2 million versus 2007.

Earnings before Interest Expense, Income Taxes and Noncontrolling Interests (“EBIT”) for Years 2009 and 2008

	Year Ended
	December 31,
	2009	2008	Change
	(Millions)

North America	$42	$(107)	$149
Europe, South America and India	20	85	(65)
Asia Pacific	30	19	11

	$92	$(3)	$95

The EBIT results shown in the preceding table include the following items, discussed below under “Restructuring and Other Charges” and “Liquidity and Capital Resources — Capitalization”, which have an effect on the comparability of EBIT results between periods:

	Year Ended
	December 31,
	2009	2008
	(Millions)

North America
Restructuring and related expenses	$17	$16
Environmental reserve(1)	5	—
New aftermarket customer changeover costs(2)	—	7
Goodwill impairment charge(3)	—	114
Europe, South America and India
Restructuring and related expenses	4	22
Asia Pacific
Restructuring and related expenses	—	2

(1)	Represents a reserve related to environmental liabilities of a company Tenneco acquired in 1996, at locations never operated by Tenneco, and for which that acquired company had been indemnified by Mark IV Industries, which declared bankruptcy in the second quarter of 2009.

(2)	Represents costs associated with changing new aftermarket customers from their prior suppliers to an inventory of our products. Although our aftermarket business regularly incurs changeover costs, we specifically identify in the table above those changeover costs that, based on the size or number of customers involved, we believe are of an unusual nature for the period in which they were incurred.

(3)	Non-cash asset impairment charge related to goodwill for Tenneco’s 1996 acquisition of Clevite Industries.

EBIT for North American operations was $42 million in 2009, an increase of $149 million from a loss of $107 million one year ago. The benefits to EBIT from new platform launches, manufacturing efficiencies, reduced selling, general, administrative and engineering spending, lower customer changeover costs, restructuring savings, impairment charge and customer recoveries were only partially offset by lower OE production volumes and the related manufacturing fixed cost absorption and increased restructuring and related expenses. Currency had a $10 million favorable impact on North American EBIT. Restructuring and related expenses of $17 million and an environmental charge of $5 million were included in 2009. Restructuring and related costs of $16 million, a goodwill impairment charge of $114 million and changeover costs for new aftermarket customers of $7 million were included in 2008 EBIT.

Our European, South American and Indian segment’s EBIT was $20 million for 2009, down $65 million from $85 million in 2008. Significant OE production volume declines, the related manufacturing fixed cost absorption and lower aftermarket sales drove the decline in EBIT. Currency further reduced EBIT by $14 million. These decreases were partially offset by the impact of our new OE platform launches, improved pricing, favorable material costs, savings from our prior restructuring activities and reduced restructuring and related expenses. EBIT for 2009 included $4 million of restructuring and related expenses compared to $22 million in 2008.

EBIT for our Asia Pacific segment, which includes Asia and Australia, increased $11 million to $30 million in 2009 compared to $19 million in the prior year. Higher OE production volumes in Asia, restructuring savings, manufacturing cost improvements, material cost management and reduced restructuring and related expenses drove the improvement. Lower OE production volumes in Australia and the related manufacturing fixed cost absorption partially offset these improvements. Unfavorable currency of $3 million impacted Asia Pacific’s 2009 EBIT. Included in Asia Pacific’s 2008 EBIT was $2 million in restructuring and related expenses.

Currency had a $7 million unfavorable impact on overall company EBIT for 2009 as compared to the prior year.

EBIT for Years 2008 and 2007

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

The EBIT results shown in the preceding table include the following items, discussed below under “Restructuring and Other Charges” and “Liquidity and Capital Resources — Capitalization”, which have an effect on the comparability of EBIT results between periods:

	Year Ended
	December 31,
	2008	2007
	(Millions)

North America
Restructuring and related expenses	$16	$3
New aftermarket customer changeover costs(1)	7	5
Goodwill impairment charge(2)	114	—
Europe, South America and India
Restructuring and related expenses	22	22
Asia Pacific
Restructuring and related expenses	2	—

(1)	Represents costs associated with changing new aftermarket customers from their prior suppliers to an inventory of our products. Although our aftermarket business regularly incurs changeover costs, we specifically identify in the table above those changeover costs that, based on the size or number of customers involved, we believe are of an unusual nature for the period in which they were incurred.

(2)	Non-cash asset impairment charge related to goodwill for Tenneco’s 1996 acquisition of Clevite Industries.

EBIT for North American operations was a loss of $107 million in 2008, a decrease of $227 million from $120 million of earnings in 2007. OE industry production volume declines and unfavorable product mix from reduced sales on light trucks negatively impacted EBIT by $89 million. SUV and pick-up truck business accounted for 54 percent of 2008 revenues compared to 72 percent of 2007 revenues. Lower manufacturing cost absorption driven by significant downward changes to customer production schedules reduced EBIT by an additional $31 million. Higher depreciation expense related to capital expenditures to support our sizeable 2007 emission control platform launches further reduced EBIT. North America’s 2008 EBIT was also negatively impacted by $16 million in restructuring and related costs, goodwill impairment charge of $114 million, changeover costs for new aftermarket customers of $7 million and unfavorable currency exchange of $20 million, related to the Mexican Peso and Canadian dollar. These decreases were partially offset by higher aftermarket volumes and new OE platform launches in both emission and ride control business which combined to impact EBIT favorably by $29 million as well as focused spending reduction efforts to help counter the eroding North American industry environment, mainly in lower selling, general and administrative costs. Restructuring and related costs of $3 million and changeover costs for new aftermarket customers of $5 million were included in 2007 EBIT.

Our European, South American and Indian segment’s EBIT was $85 million for 2008, down $14 million from $99 million in 2007. OE production volume declines, unfavorable vehicle mix, lower aftermarket sales volumes and related manufacturing fixed cost absorption had a combined $45 million unfavorable impact on 2008 EBIT. Currency further reduced EBIT by $6 million. These decreases were partially offset by the impact of our new OE platform launches, improved pricing, restructuring savings, and reduced selling, general and administrative spending due to discretionary spending controls and overhead reduction efforts. Restructuring and related expenses of $22 million were included in EBIT for each of 2008 and 2007.

EBIT for our Asia Pacific segment, which includes Asia and Australia, decreased $14 million to $19 million in 2008 compared to $33 million in 2007. Lower OE production volumes and the related manufacturing fixed cost absorption combined to reduce EBIT by $12 million. Favorable currency of $4 million partially offset these declines. Included in Asia Pacific’s 2008 EBIT were $2 million in restructuring and related expenses.

Currency had a $22 million unfavorable impact on overall company EBIT for 2008, as compared to 2007.

EBIT as a Percentage of Revenue for Years 2009, 2008 and 2007

	Year Ended
	December 31,
	2009	2008	2007

North America	2%	(4)%	4%
Europe, South America and India	1%	3%	4%
Asia Pacific	6%	4%	6%
Total Tenneco	2%	—	4%

In North America, EBIT as a percentage of revenue for 2009 was up six percentage points from the prior year level. The benefits to EBIT from new platform launches, manufacturing efficiencies, reduced selling, general, administrative and engineering spending, lower customer changeover costs and goodwill impairment charges, favorable currency, restructuring savings and customer recoveries were only partially offset by lower OE production volumes, the related manufacturing fixed cost absorption and an environmental reserve. During 2009, North American results included higher restructuring and related charges. In Europe, South America and India, EBIT margin for 2009 was down two percentage points from prior year. Lower OE production volumes and the related manufacturing fixed cost absorption, aftermarket sales declines and unfavorable currency impact were partially offset by new platform launches, improved pricing, favorable material costs and savings from our prior restructuring activities. Restructuring and related expenses were lower in Europe, South America and India’s 2009 EBIT compared to prior year. EBIT as a percentage of revenue for our Asia Pacific segment increased two percentage points in 2009 versus the prior year. Higher OE production volumes in Asia, restructuring savings, manufacturing cost improvements, material cost management and reduced restructuring and related expenses drove the improvement which was partially offset by OE production volume decreases in Australia and the related manufacturing fixed cost absorption and unfavorable currency. Asia Pacific 2009 results included lower restructuring and related expenses over prior year.

In North America, EBIT as a percentage of revenue for 2008 was down eight percentage points from 2007 levels. OE industry production volume declines, unfavorable product mix, lower manufacturing cost absorption driven by significant downward changes to customer production schedules, goodwill impairment charge, higher depreciation expense and unfavorable currency impact drove the decrease. During 2008, North American results included higher restructuring and related charges and aftermarket changeover costs. In Europe, South America and India, EBIT margin for 2008 was down one percentage point from 2007. Lower OE production volumes and the related manufacturing fixed cost absorption, aftermarket sales declines, unfavorable currency impact and increased investments in engineering were partially offset by new platform launches. Restructuring and related expenses were the same as 2007. EBIT as a percentage of revenue for our Asia Pacific segment decreased two percentage points in 2008 versus 2007. OE production volume decreases and manufacturing fixed cost absorption, drove the decline. Favorable currency partially offset the decline in EBIT margin. Asia Pacific 2008 results included higher restructuring and related expenses over 2007.

Interest Expense, Net of Interest Capitalized

We reported interest expense for 2009 of $133 million net of interest capitalized of $4 million ($130 million in our U.S. operations and $3 million in our foreign operations), up from $113 million net of interest capitalized of $6 million ($111 million in our U.S. operations and $2 million in our foreign operations) a year ago primarily related to higher interest rates due to the amendment of the senior credit facility in February 2009. In addition, the requirement to mark to market our interest rate swaps decreased interest expense by $7 million in 2008.

We reported interest expense in 2008 of $113 million net of interest capitalized of $6 million ($111 million in our U.S. operations and $2 million in our foreign operations), down from $164 million ($162 million in our U.S. operations and $2 million in our foreign operations) in 2007. The requirement to mark to market the interest rate swaps decreased interest expense by $7 million for 2008, versus a decrease to expense of $6 million in 2007. Included in the 2007 results was $5 million related to a charge to expense the unamortized portion of debt issuance costs related to our amended and restated senior credit facility in connection with our debt refinancing in the first quarter of 2007 and $21 million related to a net charge to expense the costs associated with the tender premium and fees, the write-off of deferred debt issuance costs and the write-off of previously recognized debt issuance premium in connection with our November 2007 refinancing transaction. Interest expense decreased in 2008 compared to 2007 as a result of a decrease in our variable and fixed rate debt and lower rates on both our variable rate debt and a portion of our fixed rate debt.

On December 31, 2009, we had $1.012 billion in long-term debt obligations that have fixed interest rates. Of that amount, $245 million is fixed through July 2013, $500 million is fixed through November 2014, $250 million is fixed through November 2015, and the remainder is fixed from 2010 through 2025. We also have $139 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” later in this Management’s Discussion and Analysis.

Income Taxes

In 2009, we recorded income tax expense of $13 million. Computed using the U.S. Federal statutory income tax rate of 35 percent, income tax would be a benefit of $14 million. The difference is due primarily to valuation allowances against deferred tax assets generated by 2009 losses in the U.S. and in certain foreign countries which we cannot benefit, partially offset by adjustments to past valuation allowances for deferred tax assets including a reversal of $20 million of U.S. valuation allowance based on the change in the fair value of a tax planning strategy. We reported income tax expense of $289 million in 2008 which included $244 million in tax charges primarily related to recording a valuation allowance against our U.S. deferred tax assets, repatriating cash from Brazil as a result of strong performance in South America over the past several years and changes in foreign tax rates. We reported $83 million of income tax expense in 2007 which included $56 million in tax charges primarily related to a $66 million non-cash tax charge to realign the company’s European ownership structure, partially offset by net tax benefits of $10 million related to a reduction in foreign income tax rates and adjustments for prior year income tax returns

Restructuring and Other Charges

Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. Our Board of Directors approved a restructuring project in 2001, known as Project Genesis, which was designed to lower our fixed costs, relocate capacity, reduce our work force, improve efficiency and utilization, and better optimize our global footprint. We have subsequently engaged in various other restructuring projects related to Project Genesis. We incurred $25 million in restructuring and related costs during 2007, of which $22 million was recorded in cost of sales and $3 million was recorded in selling, general, administrative and engineering expense. We incurred $40 million in restructuring and related costs during 2008, of which $17 million was recorded in cost of sales and $23 million was recorded in selling, general, administrative and engineering expense. In 2009, we incurred $21 million in restructuring and related costs, of which $16 million was recorded in cost of sales, $1 million was recorded in selling, general, administrative and engineering expense and $4 million was recorded in depreciation and amortization expense.

Under the terms of our amended and restated senior credit agreement that took effect on February 23, 2009, we are allowed to exclude $40 million of cash charges and expenses, before taxes, related to cost reduction initiatives incurred after February 23, 2009 from the calculation of the financial covenant ratios required under our senior credit facility. As of December 31, 2009, we have excluded $16 million in allowable charges relating to restructuring initiatives against the $40 million available under the terms of the February 2009 amended and restated senior credit facility.

On September 22, 2009, we announced that we will be closing our original equipment ride control plant in Cozad, Nebraska as we continue to restructure our operations. We now estimate this closing will generate $8 million in annualized cost savings once completed, incremental to the $58 million of savings related to our October 2008 announcement. We expect the elimination of 500 positions at the Cozad plant and expect to record up to $20 million in restructuring and related expenses, of which approximately $14 million represents cash expenditures, with all expenses recorded by third quarter 2010. We plan to hire at other facilities as we move the production from Cozad to those facilities, resulting in a net decrease of approximately 60 positions. During 2009 we recorded $11 million of restructuring and related expenses related to this initiative.

As originally announced in October 2008 and revised in January 2009, we eliminated 1,100 positions and recorded $31 million in charges, of which approximately $25 million represented cash expenditures. We recorded $24 million of these charges in 2008 and $7 million in 2009. We generated approximately $58 million in annual savings beginning in 2009 related to this restructuring program.

Earnings (Loss) Per Share

We reported a net loss of $73 million or $1.50 per diluted common share for 2009, as compared to a net loss of $415 million or $8.95 per diluted common share for 2008. Included in the results for 2009 were negative impacts from expenses related to our restructuring activities, an environmental reserve and tax adjustments. The net impact of these items decreased earnings per diluted share by $0.91. Included in the results for 2008 were negative impacts from expenses related to our restructuring activities, new aftermarket customer changeover costs, a goodwill impairment charge and tax adjustments. The net impact of these items decreased earnings per diluted share by $9.37.

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

Cash Flows for 2009 and 2008

	Year Ended
	December 31,
	2009	2008
	(Millions)

Cash provided (used) by:
Operating activities	$241	$160
Investing activities	(119)	(261)
Financing activities	(87)	58

Operating Activities

In 2009, operating activities provided $241 million in cash compared to $160 million in cash provided during last year. In 2009, working capital provided cash of $65 million versus a cash use of $31 million in 2008. Receivables were a use of cash of $8 million compared to cash provided by receivables of $126 million in the prior year. This decrease in cash flow from receivables was attributable to the revenue decline in the fourth quarter 2008 as compared to the revenue increase in the fourth quarter 2009 combined with reduced cash flow from factored receivables which decreased receivable collections by $42 million in 2009 compared to $22 million in increased collections of receivables for last year. Inventory cash flow improved by $82 million as a result of our inventory management efforts. Accounts payable used cash of $2 million compared to $181 million last year, an improvement of $179 million. Cash taxes were $38 million for 2009, compared to $62 million in the prior year, reflecting lower 2009 taxable income in jurisdictions where we were taxpayers.

One of our European subsidiaries receives payment from one of its OE customers whereby the accounts receivable are satisfied through the delivery of negotiable financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets as they do not meet our definition of cash equivalents. The amount of these financial instruments that was collected before their maturity date and sold at a discount totaled $5 million as of December 31, 2009, compared with $23 million at December 31, 2008. No negotiable financial instruments were held by our European subsidiary as of December 31, 2009 or 2008, respectively.

In certain instances several of our Chinese subsidiaries receive payment from OE customers and satisfy vendor payments through the receipt and delivery of negotiable financial instruments. Financial instruments used to satisfy vendor payables and not redeemed totaled $15 million and $6 million at December 31, 2009 and 2008, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $15 million and $6 million at December 31, 2009 and 2008, respectively, and were classified as other current assets. Some of our Chinese subsidiaries that issue their own negotiable financial instruments to pay vendors are required to maintain a cash balance if they exceed certain credit limits with the financial institution that guarantees those financial instruments. A restricted cash balance was not required at those Chinese subsidiaries at December 31, 2009 and 2008, respectively.

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

Investing Activities

Cash used for investing activities was $142 million lower in 2009 compared to a year ago. Cash payments for plant, property and equipment were $120 million in 2009 versus payments of $233 million in 2008, a reduction of $113 million. This reduction was due to deferring discretionary projects, redeploying assets and using existing capacity while continuing to make the investments needed for new business launches, technology development and future growth opportunities. Cash of $19 million was used to acquire ride control assets at Delphi’s Kettering, Ohio location during 2008. Also in 2008, we acquired Gruppo Marzocchi which resulted in a $3 million cash inflow ($(1) million cash consideration paid, net of $4 million cash acquired). Cash payments for software-related intangible assets were $6 million in 2009 compared to $15 million in 2008.

Financing Activities

Cash flow from financing activities was an outflow of $87 million in 2009 compared to an inflow of $58 million in 2008. We used the $188 million in net proceeds from our common stock offering in the fourth quarter of 2009 to pay down debt, primarily borrowings against our revolving credit facility. We ended 2009 with no borrowings under our revolving credit facility.

Cash Flows for 2008 and 2007

	Year Ended
	December 31,
	2008	2007
	(Millions)

Cash provided (used) by:
Operating activities	$160	$158
Investing activities	(261)	(202)
Financing activities	58	(10)

Operating Activities

For 2008, operating activities provided $160 million in cash compared to $158 million in cash from 2007. Cash used for working capital during 2008 was $31 million versus $83 million in 2007. Receivables provided cash of $126 million compared to a use of cash of $116 million in 2007. The cash provided by receivables reflects an increase of $22 million in securitized accounts receivable. Inventory cash flow represented a cash inflow of $19 million during 2008 versus a cash outflow of $66 million in 2007. The improvement was primarily due to a significant decrease in cash used for inventories of catalytic converters sourced from South Africa. Accounts payable used cash of $181 million compared to 2007’s cash inflow of $100 million driven by the rapid decline in global production. Cash taxes were $62 million for 2008, compared to $60 million in 2007.

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

Investing Activities

Cash used for investing activities was $59 million higher in 2008 compared to 2007. Cash payments for plant, property and equipment were $233 million in 2008 versus payments of $177 million in 2007. The increase of $56 million in cash payments for plant, property and equipment was to support new business that has been awarded for 2010 and 2011. Cash of $19 million was used to acquire ride control assets at Delphi’s Kettering, Ohio location during 2008. Also in 2008, we acquired Gruppo Marzocchi which resulted in a $3 million cash inflow ($(1) million cash consideration paid, net of $4 million cash acquired). Cash of $16 million was used to acquire Combustion Components Associates’ ELIM-NOxtm technology during 2007. Cash payments for software-related intangible assets were $15 million in 2008 compared to $19 million in 2007.

Financing Activities

Cash flow from financing activities was a $58 million inflow in 2008 compared to an outflow of $10 million in 2007. The increase was mainly due to higher borrowings under our revolving credit facility.

Outlook

In 2010, OE production schedules are projected to increase over 2009’s record low levels. According to Global Insight, North American light vehicle production levels are expected to increase an estimated 24 percent in 2010 compared to 2009, with passenger car production levels expected to increase by 22 percent and light trucks projected to increase by 26 percent. Light vehicle production for 2010 in Europe is projected by Global Insight to improve by four percent compared to 2009, with estimated production increases of three percent for passenger cars and 19 percent for light trucks. Compared to 2009, Global Insight projects production to rise in South America by eight percent, and 20 percent in India in 2010. Global Insight also projects that China’s 2010 light vehicle production will increase by eight percent over 2009. For the Class 4-8 on-road commercial vehicle segment, Global Insight projects that OE production schedules will increase 18 percent in North America, 36 percent in Europe and eight percent in China. We anticipate that the global aftermarket for 2010 will be stable. We will continue to support our strong brands and aggressively pursue new customers, actions that we hope will help expand our market share globally.

We are well positioned to deliver revenue and earnings growth in 2010 as we launch new business and take advantage of volume increases while continuing to benefit from cost reductions and operational improvements. Tenneco estimates that our global original equipment revenues will be approximately $4.4 billion in 2010 and $5.7 billion in 2011. Adjusted for substrate sales, the company’s global original equipment value-added revenues are estimated to be approximately $3.2 billion in 2010 and $4.0 billion in 2011. Our estimates are based on 2010 light vehicle production forecasts of 10.6 million units in North America, 17.6 million units in Europe and 13.4 million units in China. In 2011, light vehicle production is forecasted to be 12.3 million in North America, 18.3 million in Europe and 14.8 million in China.

In addition, we project we will achieve a five year average compounded annual OE revenue growth rate of 18 percent to 20 percent through 2014. The growth is primarily driven by increasingly stringent and broader emissions regulations that are being implemented globally, which will accelerate growth in the on-road and off-road commercial vehicle markets. Our estimates of our future OE revenue growth is also based on unit volume projections by Global Insight that global light vehicle production will grow at an annual compounded growth rate of seven percent through 2014 and on-road commercial vehicle production will grow at an annual compounded growth rate of 12 percent through 2014. We assume non-road commercial vehicle production will grow at slightly lower growth rates than on-road commercial vehicles.

Between fourth quarter 2009 and fourth quarter 2011, we are launching multiple programs with eleven different commercial vehicle customers, both truck and engine manufacturers, to help customers meet new emissions regulations for on and off-road commercial vehicles. We began launching some of these programs in China at the end of last year with China National Heavy Truck Company, Shanghai Diesel Engine Company and Weichai Power. Programs in North America, Europe and South America primarily begin launching in the second half of 2010. Our commercial vehicle emission control customers also include Caterpillar, Navistar and Deutz as well as five customers who will be announced as programs launch. We will also supply diesel aftertreatment systems, including selective catalytic reduction, for next generation heavy-duty pick-up trucks in North America. Based on current light and commercial vehicle production forecasts, we project that 15 percent of our global OE revenues for 2011 and between 25 percent and 30 percent of our global OE revenues for 2012 will be generated by commercial vehicle business.

The revenue estimates presented in this “Outlook” are based on original equipment manufacturers’ programs that have been formally awarded to the company; programs where the company is highly confident that it will be awarded business based on informal customer indications consistent with past practices; Tenneco’s status as supplier for the existing program and its relationship with the customer; and the actual original equipment revenues achieved by the company for each of the last several years compared to the amount of those revenues that the company estimated it would generate at the beginning of each year. Our revenue estimates are subject to increase or decrease due to changes in customer requirements, customer and consumer preferences, and the number of vehicles actually produced by our customers. We update these estimates annually. In the interim we do not intend to otherwise update the estimates to reflect future changes in these assumptions. In addition, our revenue estimate is based on our anticipated pricing for each applicable program over its life. However, we are under continuing pricing pressures from our OE customers. We do not intend to update the amounts shown above for any price changes. Finally, for our foreign operations, our revenue estimate assumes a fixed foreign currency value. This value is used to translate foreign business to the U.S. dollar. Currency in our foreign operations is subject to fluctuation based on the economic conditions in each of our foreign operations. We do not intend to update the amounts shown above due to these fluctuations. See “Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995” and Item 1A, “Risk Factors.”

We expect our capital expenditures for 2010 to be approximately $160 million to $170 million. Depreciation and amortization for 2010 will be approximately $225 million. We expect our interest expense to be about $125 million and our cash taxes to range between $50 million and $60 million.

Liquidity and Capital Resources

Capitalization

	Year Ended
	December 31,
	2009	2008	% Change
	(Millions)

Short-term debt and maturities classified as current	$75	$49	53%
Long-term debt	1,145	1,402	(18)

Total debt	1,220	1,451	(16)

Total redeemable noncontrolling interests	7	7	—

Total noncontrolling interests	32	24	33

Tenneco Inc. Shareholders’ equity	(21)	(251)	92

Total equity	11	(227)	105

Total capitalization	$1,238	$1,231	1

General.  Short-term debt, which includes maturities classified as current and borrowings by foreign subsidiaries, was $75 million and $49 million as of December 31, 2009 and 2008, respectively. Borrowings under our revolving credit facilities, which are classified as long-term debt, were $0 million and $239 million as of December 31, 2009 and December 31, 2008, respectively.

The 2009 increase in total equity resulted primarily from a $188 million increase in common stock due to the November 2009 public offering of 12 million shares of common stock at a price of $16.50 per share, a $79 million increase from translation of foreign balances into U.S. dollars, a $27 million increase in additional liability for pension and postretirement benefits offset by a net loss attributable to Tenneco Inc. of $73 million. While our shareholders’ equity balance was negative at December 31, 2009 and 2008, it had no effect on our business operations. We have no debt covenants that are based upon our book equity, and there are no other agreements that are adversely impacted by our negative book equity.

Overview.  Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions. The arrangement is secured by substantially all our domestic assets and pledges of up to 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries. As of December 31, 2009, the senior credit facility consisted of a five-year, $133 million term loan A maturing in March 2012, a five-year, $550 million revolving credit facility maturing in March 2012, and a seven-year $130 million tranche B-1 letter of credit/revolving loan facility maturing in March 2014. Our outstanding debt also includes $245 million of 10 1/4 percent senior secured notes due July 15, 2013, $250 million of 8 1/8 percent senior notes due November 15, 2015 and $500 million of 8 5/8 percent senior subordinated notes due November 15, 2014. At December 31, 2009 we had unused borrowing capacity of $630 million under our $680 million revolving credit facilities with $50 million in letters of credit outstanding and no borrowings.

The term loan A facility is payable in twelve consecutive quarterly installments, commencing June 30, 2009 as follows: $6 million due each of June 30, September 30, December 31, 2009 and March 31, 2010, $15 million due each of June 30, September 30, December 31, 2010 and March 31, 2011, and $17 million due each of June 30, September 30, December 31, 2011 and March 16, 2012. Over the next twelve months we plan to repay $51 million of the senior term loan due 2012 by increasing our revolver borrowings which are classified as long-term debt. Accordingly, we have classified the $51 million repayment as long-term debt. The revolving credit facility requires that any amounts drawn be repaid by March 2012. Prior to that date, funds may be borrowed, repaid and re-borrowed under the revolving credit facility without premium or penalty. Letters of credit may be issued under the revolving credit facility.

The tranche B-1 letter of credit/revolving loan facility requires repayment by March 2014. We can borrow revolving loans and issue letters of credit under the $130 million tranche B-1 letter of credit/revolving loan facility. The tranche B-1 letter of credit/revolving loan facility is reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. There is no additional cost to us for issuing letters of credit under the tranche B-1 letter of credit/revolving loan facility. However, outstanding letters of credit reduce our availability to borrow revolving loans under this portion of the facility. We pay the tranche B-1 lenders interest equal to LIBOR plus a margin, which is offset by the return on the funds deposited with the administrative agent by the lenders which earn interest at an annual rate approximately equal to LIBOR less 25 basis points. Outstanding revolving loans reduce the funds on deposit with the administrative agent which in turn reduce the earnings of those deposits.

On February 23, 2009, in light of the then challenging macroeconomic environment and auto production outlook, we amended our senior credit facility to increase the allowable consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA as defined in the senior credit facility agreement) and reduce the allowable consolidated interest coverage ratio (consolidated EBITDA divided by consolidated interest expense as defined in the senior credit facility agreement). These changes are detailed in “Management’s Discussion and Analysis of Financial Conditions and Operations — Liquidity and Capital Resources — Senior Credit Facility — Other Terms and Conditions.”

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

The February 23, 2009, amendment to our senior credit facility also placed further restrictions on our operations including limitations on: (i) debt incurrence, (ii) incremental loan extensions, (iii) liens, (iv) restricted payments, (v) optional prepayments of junior debt, (vi) investments, (vii) acquisitions, and (viii) mandatory prepayments. The definition of EBIDTA was amended to allow for $40 million of cash restructuring charges taken after the date of the amendment and $4 million annually in aftermarket changeover costs. We agreed to pay each consenting lender a fee. The lender fee plus amendment costs were paid in February 2009 and approximated $8 million.

On December 23, 2008, we amended our senior secured credit facility leverage covenant effective for the fourth quarter of 2008 which increased the consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA, as defined in the senior credit facility agreement) by increasing the maximum ratio to 4.25 from 4.0. We also agreed to increase the margin we pay on the borrowings from 1.50 percent to 3.00 percent on revolver loans, term loan A and tranche B-1 loans; from 0.50 percent to 2.00 percent on prime based loans; from 1.00 percent to 2.50 percent on Federal Funds based loans and from 0.35 percent to 0.50 percent on the commitment fee associated with the facility. In addition, we agreed to pay each consenting lender a fee. The lender fee plus amendment costs were approximately $3 million and were paid in December 2008.

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

	For the Period
	4/3/2006	3/16/2007	12/24/2008	2/23/2009	3/2/2009	5/15/2009
	thru	thru	thru	thru	thru	thru	Beginning
	3/15/2007	12/23/2008	2/22/2009	3/1/2009	5/14/2009	8/13/2009	8/14/2009

Applicable Margin over LIBOR for Revolving Loans	2.75%	1.50%	3.00%	5.50%	4.50%	5.00%	5.50%
Applicable Margin over LIBOR for Term Loan B Loans	2.00%	N/A	N/A	N/A	N/A	N/A	N/A
Applicable Margin over LIBOR for Term Loan A Loans	N/A	1.50%	3.00%	5.50%	4.50%	5.00%	5.50%
Applicable Margin over LIBOR for Tranche B-1 Loans	2.00%	1.50%	3.00%	5.50%	5.00%	5.00%	5.50%
Applicable Margin for Prime-based Loans	1.75%	0.50%	2.00%	4.50%	3.50%	4.00%	4.50%
Applicable Margin for Federal Funds based Loans	2.125%	1.00%	2.50%	5.00%	4.00%	4.50%	5.00%
Commitment Fee	0.375%	0.35%	0.50%	0.75%	0.50%	0.50%	0.75%

Senior Credit Facility — Other Terms and Conditions.  As described above, we are highly leveraged. Our senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA, as defined in the senior credit facility agreement), and consolidated interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined under the senior credit facility agreement) at the end of each period indicated. Failure to maintain these ratios will result in a default under our senior credit facility. The financial ratios required under the amended and restated senior credit facility and, the actual ratios we achieved for four quarters of 2009, are as follows:

	Quarter Ended
	March 31,		June 30,		September 30,		December 31,
	2009		2009		2009		2009
	Req.	Act.	Req.	Act.	Req.	Act.	Req.	Act.

Leverage Ratio (maximum)	5.50	4.72	7.35	5.77	7.90	5.16	6.60	3.43
Interest Coverage Ratio (minimum)	2.25	2.91	1.85	2.21	1.55	2.17	1.60	2.48

The financial ratios required under the senior credit facility for 2010 and beyond are set forth below.

		Interest
	Leverage	Coverage
Period Ending	Ratio	Ratio

March 31, 2010	5.50	2.00
June 30, 2010	5.00	2.25
September 30, 2010	4.75	2.30
December 31, 2010	4.50	2.35
March 31, 2011	4.00	2.55
June 30, 2011	3.75	2.55
September 30, 2011	3.50	2.55
December 31, 2011	3.50	2.55
Each quarter thereafter	3.50	2.75

The senior credit facility agreement provides the ability to refinance our senior subordinated notes and/or our senior secured notes (i) in exchange for permitted refinancing indebtedness (as defined in the senior credit facility agreement); (ii) in exchange for shares of common stock; or (iii) in an amount equal to the sum of (A) the net cash proceeds of equity issued after March 16, 2007, plus (B) the portion of annual excess cash flow (as defined in the senior credit facility agreement) that is not required to be applied to the payment of the credit facilities and which is not used for other purposes, provided that the amount of the subordinated notes and the aggregate amount of the senior secured notes and the subordinated notes that may be refinanced is capped based upon the pro forma consolidated leverage ratio after giving effect to such refinancing as shown in the following table:

		Senior Subordinated
		Notes and Senior
	Senior Subordinated	Secured Notes
	Notes Aggregate	Aggregate
Proforma Consolidated Leverage Ratio	Maximum Amount	Maximum Amount
	(Millions)

Greater than or equal to 3.0x	$0	$10
Greater than or equal to 2.5x	$100	$300
Less than 2.5x	$125	$375

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

The senior credit facility agreement also contains restrictions on our operations that are customary for similar facilities, including limitations on: (i) incurring additional liens; (ii) sale and leaseback transactions (except for the permitted transactions as described in the amended and restated agreement); (iii) liquidations and dissolutions; (iv) incurring additional indebtedness or guarantees; (v) investments and acquisitions; (vi) dividends and share repurchases; (vii) mergers and consolidations; and (viii) refinancing of subordinated and 10 1/4 percent senior secured notes. Compliance with these requirements and restrictions is a condition for any incremental borrowings under the senior credit facility agreement and failure to meet these requirements enables the lenders to require repayment of any outstanding loans. As of December 31, 2009, we were in compliance with all the financial covenants and operational restrictions of the facility. Our senior credit facility does not contain any terms that could accelerate payment of the facility or affect pricing under the facility as a result of a credit rating agency downgrade.

Senior Secured, Senior and Subordinated Notes.  As of December 31, 2009, our outstanding debt includes $245 million of 10 1/4 percent senior secured notes due July 15, 2013, $250 million of 8 1/8 percent senior notes due November 15, 2015, and $500 million of 8 5/8 percent senior subordinated notes due November 15, 2014. We can redeem some or all of the notes at any time after July 15, 2008 in the case of the senior secured notes, November 15, 2009 in the case of the senior subordinated notes and November 15, 2011 in the case of the senior notes. If we sell certain of our assets or experience specified kinds of changes in control, we must offer to repurchase the notes. We are permitted to redeem up to 35 percent of the senior notes with the proceeds of certain equity offerings completed before November 15, 2010.

Our senior secured, senior and senior subordinated notes require that, as a condition precedent to incurring certain types of indebtedness not otherwise permitted, our consolidated fixed charge coverage ratio, as calculated on a pro forma basis, be greater than 2.00. We have not incurred any of the types of indebtedness not otherwise permitted by the indentures. The indentures also contain restrictions on our operations, including limitations on: (i) incurring additional indebtedness or liens; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; (v) asset sales and (vi) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. In addition, the senior secured notes and related guarantees are secured by second priority liens, subject to specified exceptions, on all of our and our subsidiary guarantors’ assets that secure obligations under our senior credit facility, except that only a portion of the capital stock of our subsidiary guarantors’ domestic subsidiaries is provided as collateral and no assets or capital stock of our direct or indirect foreign subsidiaries secure the notes or guarantees. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. The senior subordinated notes rank junior in right of payment to our senior credit facility and any future senior debt incurred. As of December 31, 2009, we were in compliance with the covenants and restrictions of these indentures.

Accounts Receivable Securitization.  In addition to our senior credit facility, senior secured notes, senior notes and senior subordinated notes, we also sell some of our accounts receivable on a nonrecourse basis in North America and Europe. In North America, we have an accounts receivable securitization program with two commercial banks. We sell original equipment and aftermarket receivables on a daily basis under the bank program. We had sold accounts receivable under the bank program of $62 million and $101 million at December 31, 2009 and 2008, respectively. This program is subject to cancellation prior to its maturity date if we (i) fail to pay interest or principal payments on an amount of indebtedness exceeding $50 million, (ii) default on the financial covenant ratios under the senior credit facility, or (iii) fail to maintain certain financial ratios in connection with the accounts receivable securitization program. In February 2010, the U.S. program was amended and extended to February 18, 2011 at a facility size of $100 million. As part of the renewal, the margin we pay the banks decreased. We also sell some receivables in our European operations to regional banks in Europe. At December 31, 2009, we had sold $75 million of accounts receivable in Europe down from $78 million at December 31, 2008. The arrangements to sell receivables in Europe are provided under seven separate arrangements, by various financial institutions in each of the foreign jurisdictions. The commitments for these arrangements are generally for one year but some may be cancelled with 90 day notice prior to renewal. In some instances, the arrangement provides for cancellation by financial institution at any time upon 15 days, or less, notification. If we were not able to sell receivables under either the North American or European securitization programs, our borrowings under our revolving credit agreements may increase. These accounts receivable securitization programs provide us with access to cash at costs that are generally favorable to alternative sources of financing, and allow us to reduce borrowings under our revolving credit agreements.

Capital Requirements.  We believe that cash flow from operations, combined with available borrowing capacity described above, assuming that we maintain compliance with the financial covenants and other requirements of our loan agreement, will be sufficient to meet our future capital requirements for the following year. Our ability to meet the financial covenants depends upon a number of operational and economic factors, many of which are beyond our control. Factors that could impact our ability to comply with the financial covenants include the rate at which consumers continue to buy new vehicles and the rate at which they continue to repair vehicles already in service, as well as our ability to successfully implement our restructuring plans and operate at historically low production rates. Further deterioration in North American vehicle production levels, weakening in the global aftermarket, or a further reduction in vehicle production levels in Europe, beyond our expectations, could impact our ability to meet our financial covenant ratios. In the event that we are unable to meet these financial covenants, we would consider several options to meet our cash flow needs. Such actions include additional restructuring initiatives and other cost reductions, sales of assets, reductions to working capital and capital spending, issuance of equity and other alternatives to enhance our financial and operating position. Should we be required to implement any of these actions to meet our cash flow needs, we believe we can do so in a reasonable time frame.

Contractual Obligations.

Our remaining required debt principal amortization and payment obligations under lease and certain other financial commitments as of December 31, 2009 are shown in the following table:

	Payments due in:
						Beyond
	2010	2011	2012	2013	2014	2014	Total
	(Millions)

Obligations:
Revolver borrowings	$—	$—	$—	$—	$—	$—	$—
Senior term loans	50	66	17	—	—	—	133
Senior secured notes	—	—	1	245	—	—	246
Senior subordinated notes	—	—	—	—	500	—	500
Senior notes	—	—	—	—	—	250	250
Customer notes	2	1	1	2	—	—	6
Capital leases	4	—	—	—	—	—	4
Other subsidiary debt	1	1	1	1	1	3	8
Short-term debt	69	—	—	—	—	—	69

Debt and capital lease obligations	126	68	20	248	501	253	1,216
Operating leases	19	15	11	6	3	13	67
Interest payments	107	104	97	84	60	20	472
Capital commitments	36	—	—	—	—	—	36

Total Payments	$288	$187	$128	$338	$564	$286	$1,791

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

Included in our contractual obligations is the amount of interest to be paid on our long-term debt. As our debt structure contains both fixed and variable rate obligations, we have made assumptions in calculating the amount of future interest payments. Interest on our senior secured notes, senior subordinated notes, and senior notes is calculated using the fixed rates of 10 1/4 percent, 8 5/8 percent, and 8 1/8 percent respectively. Interest on our variable rate debt is calculated as LIBOR plus the applicable margin in effect at December 31, 2009 for the Eurodollar, term loan A and tranche B-1 loans and prime plus the applicable margin in effect on December 31, 2009 on the prime-based loans. We have assumed that both LIBOR and the prime rate will remain unchanged for the outlying years. See “— Capitalization.”

We have also included an estimate of expenditures required after December 31, 2009 to complete the projects authorized at December 31, 2009, in which we have made substantial commitments in connection with purchasing plant, property and equipment for our operations. For 2010, we expect our capital expenditures to be about $160 million to $170 million.

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

We have not included material cash requirements for unrecognized tax benefits or taxes as we are a taxpayer in certain foreign jurisdictions but not in the U.S. Additionally, it is difficult to estimate taxes to be paid as changes in where we generate income can have a significant impact on future tax payments. We have also not included cash requirements for funding pension and postretirement benefit costs. Based upon current estimates, we believe we will be required to make contributions of approximately $64 million to those plans in 2010. Pension and postretirement contributions beyond 2010 will be required but those amounts will vary based upon many factors, including the performance of our pension fund investments during 2010. In addition, we have not included cash requirements for environmental remediation. Based upon current estimates we believe we will be required to spend approximately $23 million over the next 20 to 30 years. However, due to possible modifications in remediation processes and other factors, it is difficult to determine the actual timing of the payments. See “— Environmental and Other Matters.”

We occasionally provide guarantees that could require us to make future payments in the event that the third party primary obligor does not make its required payments. We have not recorded a liability for any of these guarantees.

Additionally, we have from time to time issued guarantees for the performance of obligations by some of our subsidiaries, and some of our subsidiaries have guaranteed our debt. All of our existing and future material domestic wholly-owned subsidiaries fully and unconditionally guarantee our senior credit facility, our senior secured notes, our senior notes and our senior subordinated notes on a joint and several basis. The arrangement for the senior credit facility is also secured by first-priority liens on substantially all our domestic assets and pledges of up to 66 percent of the stock of certain first-tier foreign subsidiaries. Our $245 million senior secured notes are also secured by second-priority liens on substantially all our domestic assets, excluding some of the stock of our domestic subsidiaries. No assets or capital stock of our direct or indirect foreign subsidiaries secure these notes. You should also read Note 14 of the consolidated financial statements of Tenneco Inc., where we present the Supplemental Guarantor Condensed Consolidating Financial Statements.

We have issued guarantees through letters of credit in connection with some obligations of our affiliates. As of December 31, 2009, we have $50 million in letters of credit to support some of our subsidiaries’ insurance arrangements, foreign employee benefit programs, environmental remediation activities and cash management and capital requirements.

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

Revenue Recognition

We recognize revenue for sales to our original equipment and aftermarket customers when title and risk of loss passes to the customers under the terms of our arrangements with those customers, which is usually at the time of shipment from our plants or distribution centers. In connection with the sale of exhaust systems to certain original equipment manufacturers, we purchase catalytic converters and diesel particulate filters or components thereof including precious metals (“substrates”) on behalf of our customers which are used in the assembled system. These substrates are included in our inventory and “passed through” to the customer at our cost, plus a small margin, since we take title to the inventory and are responsible for both the delivery and quality of the finished product. Revenues recognized for substrate sales were $966 million, $1,492 million and $1,673 million for 2009, 2008, and 2007 respectively. For our aftermarket customers, we provide for promotional incentives and returns at the time of sale. Estimates are based upon the terms of the incentives and historical experience with returns. Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis. Shipping and handling costs billed to customers are included in revenues and the related costs are included in cost of sales in our Statements of Income (Loss).

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

Engineering, Research and Development

We expense engineering, research, and development costs as they are incurred. Engineering, research, and development expenses were $97 million for 2009, $127 million for 2008 and $114 million for 2007, net of reimbursements from our customers. Of these amounts, $10 million in 2009, $18 million in 2008 and $20 million in 2007 relate to research and development, which includes the research, design, and development of a new unproven product or process. Additionally, $61 million, $80 million and $62 million of engineering, research, and development expense for 2009, 2008, and 2007, respectively, relates to engineering costs we incurred for application of existing products and processes to vehicle platforms. The remainder of the expenses in each year relate to improvements and enhancements to existing products and processes. Reclassifications have been made to prior year amounts in each engineering cost category to be consistent with current year classification. Further, our customers reimburse us for engineering, research, and development costs on some platforms when we prepare prototypes and incur costs before platform awards. Our engineering, research, and development expense for 2009, 2008, and 2007 has been reduced by $104 million, $120 million and $72 million, respectively, for these reimbursements.

Pre-production Design and Development and Tooling Assets

We expense pre-production design and development costs as incurred unless we have a contractual guarantee for reimbursement from the original equipment customer. Unbilled pre-production design and development costs recorded in prepayments and other and long-term receivables was $14 million and $12 million on December 31, 2009 and 2008, respectively. In addition, plant, property and equipment included $49 million and $53 million at December 31, 2009 and 2008, respectively, for original equipment tools and dies that we own, and prepayments and other included $50 million and $22 million at December 31, 2009 and 2008, respectively, for in-process tools and dies that we are building for our original equipment customers.

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

In 2009, we recorded income tax expense of $13 million. Computed using the U.S. Federal statutory income tax rate of 35 percent, income tax would be a benefit of $14 million. The difference is due primarily to valuation allowances against deferred tax assets generated by 2009 losses in the U.S. and in certain foreign countries which we cannot benefit, partially offset by adjustments to past valuation allowances for deferred tax assets including a reversal of $20 million of U.S. valuation allowance based on the change in the fair value of a tax planning strategy. In evaluating the requirements to record a valuation allowance, accounting standards do not permit us to consider an economic recovery in the U.S. or new business we have won in the commercial vehicle segment. Consequently, beginning in 2008, given our historical losses, we concluded that our ability to fully utilize our NOLs was limited due to projecting the continuation of the negative economic environment and the impact of the negative operating environment on our tax planning strategies. As a result of the tax planning strategy which has not yet been implemented but which we plan to implement and which does not depend upon generating future taxable income, we carry deferred tax assets in the U.S. of $90 million relating to the expected utilization of those NOLs. The federal NOLs expire beginning in 2020 through 2029. The state NOLs expire in various years through 2029.

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

Goodwill, net

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

In the fourth quarter of 2009, estimated fair value of each of our reporting units significantly exceeded the carrying value of its assets and liabilities. In the fourth quarter of 2008, the fair value also exceeded the carrying value for all of our reporting units with the exception of our North America Original Equipment Ride Control reporting unit whose carrying value exceeded the estimated fair value. We were required to calculate the implied fair value of goodwill of the North America Original Equipment Ride Control reporting unit by allocating the estimated fair value to the assets and liabilities of this reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the acquisition price. As a result of this testing, we determined that the remaining amount of goodwill related to our elastomer business acquired in 1996 was impaired due to the significant decline in light vehicle production in 2008 and anticipated in future periods. Accordingly, we recorded an impairment charge of $114 million during the fourth quarter of 2008.

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

Our approach to establishing the discount rate assumption for both our domestic and foreign plans starts with high-quality investment-grade bonds adjusted for an incremental yield based on actual historical performance. This incremental yield adjustment is the result of selecting securities whose yields are higher than the “normal” bonds that comprise the index. Based on this approach, we lowered the weighted average discount rate for all of our pension plans to 6.0 percent in 2009 from 6.2 percent in 2008. The discount rate for our postretirement benefits was also lowered to 6.1 percent for 2009 from 6.2 percent in 2008.

Our approach to determining expected return on plan asset assumptions evaluates both historical returns as well as estimates of future returns, and is adjusted for any expected changes in the long-term outlook for the equity and fixed income markets. As a result, our estimate of the weighted average long-term rate of return on plan assets for all of our pension plans was lowered to 7.8 percent for 2009 from 7.9 percent for 2008.

Except in the U.K., our pension plans generally do not require employee contributions. Our policy is to fund our pension plans in accordance with applicable U.S. and foreign government regulations and to make additional payments as funds are available to achieve full funding of the accumulated benefit obligation. At December 31, 2009 and 2008, all legal funding requirements had been met. Other postretirement benefit obligations, such as retiree medical, and certain foreign pension plans are funded as the obligations become due.

Recent Accounting Pronouncements

Footnote 1 to the consolidated financial statements of Tenneco Inc. located in Item 8 — Financial Statements and Supplemental Data are incorporated herein by reference.

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

In managing our foreign currency exposures, we identify and aggregate existing offsetting positions and then hedge residual exposures through third-party derivative contracts. The following table summarizes by major currency the notional amounts, weighted-average settlement rates, and fair value for foreign currency forward purchase and sale contracts as of December 31, 2009. The fair value of our foreign currency forward contracts is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. All contracts in the following table mature in 2010.

		December 31, 2009
		Notional Amount	Weighted Average	Fair Value in
		in Foreign Currency	Settlement Rates	U.S. Dollars
		(Millions Except Settlement Rates)

Australian dollars	—Purchase	82	.898	$73
	—Sell	(39)	.898	(35)
British pounds	—Purchase	10	1.598	16
	—Sell	(10)	1.598	(16)
European euro	—Purchase	—	—	—
	—Sell	(18)	1.432	(26)
South African rand	—Purchase	329	0.135	44
	—Sell	(63)	0.135	(8)
U.S. dollars	—Purchase	41	1.000	41
	—Sell	(98)	1.000	(98)
Other	—Purchase	752	0.016	12
	—Sell	(1)	0.951	(1)

				$2

Interest Rate Risk

Our financial instruments that are sensitive to market risk for changes in interest rates are primarily our debt securities. We use our revolving credit facilities to finance our short-term and long-term capital requirements. We pay a current market rate of interest on these borrowings. Our long-term capital requirements have been financed with long-term debt with original maturity dates ranging from five to ten years. On December 31, 2009, we had $1.012 billion in long-term debt obligations that have fixed interest rates. Of that amount, $245 million is fixed through July 2013, $500 million is fixed through November 2014, $250 million is fixed through November 2015, and the remainder is fixed from 2010 through 2025. We also have $139 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” earlier in this Management’s Discussion and Analysis.

We estimate that the fair value of our long-term debt at December 31, 2009 was about 101 percent of its book value. A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $2 million.

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

As of December 31, 2009, we have the obligation to remediate or contribute towards the remediation of certain sites, including two existing Superfund sites. At December 31, our estimated share of environmental remediation costs at these sites was approximately $16 million, on a discounted basis. The undiscounted value of the estimated remediation costs was $23 million. For those locations in which the liability was discounted, the weighted average discount rate used was 3.6 percent. Based on information known to us, we have established reserves that we believe are adequate for these costs. Although we believe these estimates of remediation costs are reasonable and are based on the latest available information, the costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute towards the remediation costs. In addition, certain environmental statutes provide that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at these sites has been considered, where appropriate, in our determination of our estimated liability.

The $16 million noted above includes $5 million of estimated environmental remediation costs that result from the bankruptcy of Mark IV Industries in 2009. Prior to our 1996 acquisition of The Pullman Company, Pullman had sold certain assets to Mark IV. As partial consideration for the purchase of these assets, Mark IV agreed to assume Pullman’s and its subsidiaries’ historical obligations to contribute to the environmental remediation of certain sites. Mark IV has filed a petition for insolvency under Chapter 11 of the United States Bankruptcy Code and notified Pullman that it no longer intends to continue to contribute toward the remediation of those sites. We are conducting a thorough analysis and review of these matters and it is possible that our estimate may change as additional information becomes available to us.

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

In addition, we are subject to a number of lawsuits initiated by claimants alleging health problems as a result of exposure to asbestos. In the early 2000’s we were named in nearly 20,000 complaints, most of which were filed in Mississippi state court and the vast majority of which made no allegations of exposure to asbestos from our product categories. Most of these claims have been dismissed and our current docket of active and inactive cases is less than 500 cases nationwide. A small number of claims have been asserted by railroad workers alleging exposure to asbestos products in railroad cars manufactured by The Pullman Company, one of our subsidiaries. The balance of the claims is related to alleged exposure to asbestos in our automotive emission control products. Only a small percentage of the claimants allege that they were automobile mechanics and a significant number appear to involve workers in other industries or otherwise do not include sufficient information to determine whether there is any basis for a claim against us. We believe, based on scientific and other evidence, it is unlikely that mechanics were exposed to asbestos by our former muffler products and that, in any event, they would not be at increased risk of asbestos-related disease based on their work with these products. Further, many of these cases involve numerous defendants, with the number of each in some cases exceeding 100 defendants from a variety of industries. Additionally, the plaintiffs either do not specify any, or specify the jurisdictional minimum, dollar amount for damages. As major asbestos manufacturers continue to go out of business or file for bankruptcy, we may experience an increased number of these claims. We vigorously defend ourselves against these claims as part of our ordinary course of business. In future periods, we could be subject to cash costs or non-cash charges to earnings if any of these matters is resolved unfavorably to us. To date, with respect to claims that have proceeded sufficiently through the judicial process, we have regularly achieved favorable resolution. Accordingly, we presently believe that these asbestos-related claims will not have a material adverse impact on our future consolidated financial condition, results of operations or cash flows.

Employee Stock Ownership Plans

We have established Employee Stock Ownership Plans for the benefit of our domestic employees. Under the plans, subject to limitations in the Internal Revenue Code, participants may elect to defer up to 75 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We match in cash 50 percent of each employee’s contribution up to eight percent of the employee’s salary. In 2009, we temporarily discontinued these matching contributions as a result of the recent global economic downturn. We restored the matching contributions to salaried and non-union hourly U.S. employees beginning on January 1, 2010. In connection with freezing the defined benefit pension plans for nearly all U.S. based salaried and non-union hourly employees effective December 31, 2006, and the related replacement of those defined benefit plans with defined contribution plans, we are making additional contributions to the Employee Stock Ownership Plans. We recorded expense for these contributions of $10 million, $18 million, and $17 million in 2009, 2008 and 2007 respectively. Matching contributions vest immediately. Defined benefit replacement contributions fully vest on the employee’s third anniversary of employment.

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

Based on our assessment we have concluded that the company’s internal control over financial reporting was effective as of December 31, 2009.

Our internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report, which is included herein.

February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Tenneco Inc.:

We have audited the internal control over financial reporting of Tenneco Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2009, and the related consolidated statements of income (loss), cash flows, changes in shareholders’ equity and comprehensive income (loss), and financial statement schedule for the year ended December 31, 2009, and our report dated February 26, 2010, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of the new measurement date provisions for defined benefit pension and other postretirement plans, effective January 1, 2007.

Deloitte & Touche llp
Chicago, Illinois
February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Tenneco Inc.:

We have audited the accompanying consolidated balance sheets of Tenneco Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income (loss), cash flows, changes in shareholders’ equity, and comprehensive income (loss) for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 10, effective January 1, 2007, the Company adopted the new measurement date provisions for defined benefit pension and other postretirement plans.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Deloitte & Touche llp
Chicago, Illinois
February 26, 2010

TENNECO INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
	2009	2008	2007
	(Millions Except Share and Per Share Amounts)

Revenues
Net sales and operating revenues	$4,649	$5,916	$6,184

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	3,875	5,063	5,210
Goodwill impairment charge	—	114	—
Engineering, research, and development	97	127	114
Selling, general, and administrative	344	392	399
Depreciation and amortization of intangibles	221	222	205

	4,537	5,918	5,928

Other income (expense)
Loss on sale of receivables	(9)	(10)	(10)
Other income (expense)	(11)	9	6

	(20)	(1)	(4)

Income (loss) before interest expense, income taxes, and noncontrolling interests	92	(3)	252
Interest expense (net of interest capitalized of $4 million, $6 million and $6 million, respectively)	133	113	164
Income tax expense	13	289	83

Net income (loss)	(54)	(405)	5

Less: Net income attributable to noncontrolling interests	19	10	10

Net loss attributable to Tenneco, Inc.	$(73)	$(415)	$(5)

Earnings (loss) per share
Weighted average shares of common stock outstanding —
Basic	48,572,463	46,406,095	45,809,730
Diluted	48,572,463	46,406,095	45,809,730
Basic loss per share of common stock	$(1.50)	$(8.95)	$(0.11)
Diluted loss per share of common stock	$(1.50)	$(8.95)	$(0.11)

The accompanying notes to consolidated financial statements are an integral part of these statements of income (loss).

TENNECO INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(Millions)

ASSETS
Current assets:
Cash and cash equivalents	$167	$126
Receivables —
Customer notes and accounts, net	572	529
Other	24	45
Inventories	428	513
Deferred income taxes	35	18
Prepayments and other	167	107

Total Current Assets	1,393	1,338

Other assets:
Long-term receivables, net	8	11
Goodwill	89	95
Intangibles, net	30	26
Deferred income taxes	100	88
Other	111	125

	338	345

Plant, property, and equipment, at cost	3,099	2,960
Less — Accumulated depreciation and amortization	(1,989)	(1,815)

	1,110	1,145

	$2,841	$2,828

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)	$75	$49
Trade payables	766	790
Accrued taxes	36	30
Accrued interest	22	22
Accrued liabilities	257	201
Other	45	65

Total current liabilities	1,201	1,157

Long-term debt	1,145	1,402

Deferred income taxes	66	51

Postretirement benefits	331	377

Deferred credits and other liabilities	80	61

Commitments and contingencies
Total liabilities	2,823	3,048

Redeemable noncontrolling interests	7	7

Tenneco Inc. Shareholders’ equity:
Common stock	1	—
Premium on common stock and other capital surplus	3,005	2,809
Accumulated other comprehensive loss	(212)	(318)
Retained earnings (accumulated deficit)	(2,575)	(2,502)

	219	(11)
Less — Shares held as treasury stock, at cost	240	240

Total Tenneco Inc. shareholders’ equity	(21)	(251)

Noncontrolling interests	32	24

Total equity	11	(227)

Total liabilities, redeemable noncontrolling interests and equity	$2,841	$2,828

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

TENNECO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(Millions)

Operating Activities
Net income (loss)	$(54)	$(405)	$5
Adjustments to reconcile net income (loss) to cash provided by operating activities —
Depreciation and amortization of other intangibles	221	222	205
Goodwill impairment charge	—	114	—
Deferred income taxes	(24)	204	25
Stock-based compensation	7	10	9
Loss on sale of assets	9	10	8
Changes in components of working capital —
(Increase) decrease in receivables	(8)	126	(116)
(Increase) decrease in inventories	101	19	(66)
(Increase) decrease in prepayments and other current assets	(55)	1	15
Increase (decrease) in payables	(2)	(181)	100
Increase (decrease) in accrued taxes	10	4	(25)
Increase (decrease) in accrued interest	(1)	—	(10)
Increase (decrease) in other current liabilities	20	—	19
Change in long-term assets	10	16	6
Change in long-term liabilities	2	19	(13)
Other	5	1	(4)

Net cash provided by operating activities	241	160	158

Investing Activities
Proceeds from sale of assets	5	3	10
Cash payments for plant, property, and equipment	(120)	(233)	(177)
Cash payments for software related intangible assets	(6)	(15)	(19)
Cash payment for net assets purchased	—	—	(16)
Acquisition of businesses (net of cash acquired)	1	(16)	—
Investments and other	1	—	—

Net cash used by investing activities	(119)	(261)	(202)

Financing Activities
Issuance of common shares	188	2	8
Issuance of long-term debt	6	1	400
Debt issuance costs on long-term debt	(8)	(2)	(11)
Increase (decrease) in bank overdrafts	(23)	(1)	7
Retirement of long-term debt	(22)	(6)	(591)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	(218)	77	183
Distribution to noncontrolling interests partners	(10)	(13)	(6)

Net cash provided (used) by financing activities	(87)	58	(10)

Effect of foreign exchange rate changes on cash and cash equivalents	6	(19)	40

Increase (decrease) in cash and cash equivalents	41	(62)	(14)
Cash and cash equivalents, January 1	126	188	202

Cash and cash equivalents, December 31 (Note)	$167	$126	$188

Supplemental Cash Flow Information
Cash paid during the year for interest	$131	$117	$177
Cash paid during the year for income taxes (net of refunds)	38	62	60
Non-cash Investing and Financing Activities
Period ended balance of payables for plant, property, and equipment	$26	$28	$40
Assumption of debt from business acquisition	—	10	—

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

The accompanying notes to consolidated financial statements are an integral part of these statements of cash flows.

TENNECO INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2009		2008		2007
	Shares	Amount	Shares	Amount	Shares	Amount
	(Millions Except Share Amounts)

Common Stock
Balance January 1	48,314,490	$—	47,892,532	$—	47,085,274	$—
Issued	12,000,000	1	—	—	—	—
Issued (Reacquired) pursuant to benefit plans	283,195	—	238,982	—	209,558	—
Stock options exercised	192,054	—	182,976	—	597,700	—

Balance December 31	60,789,739	1	48,314,490	—	47,892,532	—

Premium on Common Stock and Other Capital Surplus
Balance January 1		2,809		2,800		2,790
Premium on common stock issued		188		—		—
Premium on common stock issued pursuant to benefit plans		8		9		10

Balance December 31		3,005		2,809		2,800

Accumulated Other Comprehensive Loss
Balance January 1		(318)		(73)		(252)
Measurement date implementation of Statement of Accounting Standards Codification (ASC) 715, net of tax of $7 million		—		—		14
Other comprehensive income (loss)		106		(245)		165

Balance December 31		(212)		(318)		(73)

Retained Earnings (Accumulated Deficit)
Balance January 1		(2,502)		(2,087)		(2,072)
Net income (loss) attributable to Tenneco Inc.		(73)		(415)		(5)
Measurement date implementation ASC 715, net of tax of $2 million		—		—		(8)
Other		—		—		(2)

Balance December 31		(2,575)		(2,502)		(2,087)

Less — Common Stock Held as Treasury Stock, at Cost
Balance January 1 and December 31	1,294,692	240	1,294,692	240	1,294,692	240

Total Tenneco Inc. shareholders’ equity		$(21)		$(251)		$400

Noncontrolling interests:
Balance January 1		24		25		24
Net income attributable to noncontrolling interests		13		6		7
Dividends declared		(5)		(7)		(6)

Balance December 31		$32		$24		$25

Total equity		$11		$(227)		$425

The accompanying notes to consolidated financial statements are an integral part of these statements of changes in shareholders’ equity.

TENNECO INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2009
	Tenneco Inc.		Noncontrolling interests		Total
	Accumulated		Accumulated		Accumulated
	Other		Other		Other
	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive
	Income	Income	Income	Income	Income	Income
	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)
	(Millions)

Net Income (Loss)		$(73)		$19		$(54)

Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$(42)		$—		$(42)
Translation of foreign currency statements	79	79	—	—	79	79

Balance December 31	37		—		37

Additional Liability for Pension Benefits
Balance January 1	(276)		—		(276)
Additional liability for pension and postretirement benefits, net of tax of $1 million	27	27			27	27

Balance December 31	(249)				(249)

Balance December 31	$(212)		$—		$(212)

Other comprehensive income (loss)		106		—		106

Comprehensive Income (Loss)		$33		$19		$52

The accompanying notes to consolidated financial statements are an integral part of these statements of comprehensive income (loss).

TENNECO INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2008
	Tenneco Inc.		Noncontrolling interests		Total
	Accumulated		Accumulated		Accumulated
	Other		Other		Other
	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive
	Income	Income	Income	Income	Income	Income
	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)
	(Millions)

Net Income (Loss)		$(415)		$10		$(405)

Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$85		$—		$85
Translation of foreign currency statements	(127)	(127)	—		(127)	(127)

Balance December 31	(42)		—		(42)

Additional Liability for Pension Benefits
Balance January 1	(158)		—		(158)
Additional liability for pension and postretirement benefits, net of tax of $9 million	(118)	(118)			(118)	(118)

Balance December 31	(276)				(276)

Balance December 31	$(318)		$—		$(318)

Other comprehensive income (loss)		(245)		—		(245)

Comprehensive Income (Loss)		$(660)		$10		$(650)

The accompanying notes to consolidated financial statements are an integral part of these statements of comprehensive income (loss).

TENNECO INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2007
	Tenneco Inc.		Noncontrolling interests		Total
	Accumulated		Accumulated		Accumulated
	Other		Other		Other
	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive
	Income	Income	Income	Income	Income	Income
	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)
	(Millions)

Net Income (Loss)		$(5)		$10		$5

Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$(53)		$—		$(53)
Translation of foreign currency statements	138	138	—		138	138

Balance December 31	85		—		85

Additional Liability for Pension Benefits
Balance January 1	(199)		—		(199)
Additional liability for pension and postretirement benefits, net of tax of $(15) million	27	27			27	27
Measurement date implementation of ASC 715, net of tax of $7 million	14	—			14	—

Balance December 31	(158)		—		(158)

Balance December 31	$(73)		$—		$(73)

Other comprehensive income (loss)		165		—		165

Comprehensive Income (Loss)		$160		$10		$170

The accompanying notes to consolidated financial statements are an integral part of these statements of comprehensive income (loss).

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Accounting Policies

Consolidation and Presentation

Our consolidated financial statements include all majority-owned subsidiaries. We carry investments in 20 percent to 50 percent owned companies as an equity method investment, at cost plus equity in undistributed earnings since the date of acquisition and cumulative translation adjustments. We have eliminated intercompany transactions. We have evaluated all subsequent events through the date our financial statements were issued.

On January 1, 2009, we adopted new accounting guidance on the presentation and disclosure of noncontrolling interests in our consolidated financial statements, which required us to reclassify retrospectively for all periods presented, noncontrolling ownership interests (formerly called minority interests) from the mezzanine section of the balance sheet between liabilities and equity to the equity section of the balance sheet, and to change our presentation of net income (loss) in the consolidated statements of cash flows to include the portion of net income (loss) attributable to noncontrolling ownership interests. We have noncontrolling interests in two joint ventures with redemption features that could require us to purchase the noncontrolling interests at fair value in the event of a change in control of Tenneco Inc. Additionally, a noncontrolling interest in a third joint venture requires us to purchase the noncontrolling interest at fair value in the event of default or under certain other circumstances. We do not believe that it is probable that the redemption features in any of these joint venture agreements will be triggered. However, the redemption of these shares is not solely within our control. Accordingly, the related noncontrolling interests are presented as “Redeemable noncontrolling interests” in the mezzanine section of our consolidated balance sheets. We have also expanded our financial statement presentation and disclosure of noncontrolling ownership interests on our consolidated statements of income (loss), consolidated statements of comprehensive income (loss) and consolidated statements of changes in shareholders’ equity in accordance with these new disclosure requirements.

The following is a rollforward of activity in our redeemable noncontrolling interests for the years ending December 31, 2009, 2008 and 2007, respectively:

	2009	2008	2007
	(Millions)

Redeemable noncontrolling interests:
Balance January 1	$7	$6	$4
Net income attributable to redeemable noncontrolling interests	5	4	3
Dividends declared	(5)	(3)	(1)

Balance December 31	$7	$7	$6

Sales of Accounts Receivable

We have an agreement to sell an interest in some of our U.S. trade accounts receivable to a third party. Receivables become eligible for the program on a daily basis, at which time the receivables are sold to the third party without recourse, net of a discount, through a wholly-owned subsidiary. Under this agreement, as well as individual agreements with third parties in Europe, we have accounts receivable of $137 million and $179 million at December 31, 2009 and 2008, respectively. We recognized a loss of $9 million, $10 million, and $10 million during 2009, 2008, and 2007 respectively, on these sales of trade accounts, representing the discount from book values at which these receivables were sold to the third party. The discount rate varies based on funding cost incurred by the third party, which has averaged approximately five percent during 2009. In the U.S. securitization program, we retain ownership of the remaining interest in the pool of receivables not sold to the third party. The retained interest represents a credit enhancement for the program. We record the retained interest based upon the amount we expect to collect from our customers, which approximates book

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value. In February 2010, the U.S. program was amended and extended to February 18, 2011 at a facility size of $100 million. As part of the renewal, the margin we pay the banks decreased.

Inventories

At December 31, 2009 and 2008, inventory by major classification was as follows:

	2009	2008
	(Millions)

Finished goods	$175	$211
Work in process	116	143
Raw materials	95	114
Materials and supplies	42	45

	$428	$513

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

In the fourth quarter of 2009, estimated fair value of each of our reporting units significantly exceeded the carrying value of its assets and liabilities. In the fourth quarter of 2008, the fair value also exceeded the carrying value for all of our reporting units with the exception of our North America Original Equipment Ride Control reporting unit whose carrying value exceeded the estimated fair value. We were required to calculate the implied fair value of goodwill of the North America Original Equipment Ride Control reporting unit by allocating the estimated fair value to the assets and liabilities of this reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the acquisition price. As a result of this testing, we determined that the remaining amount of goodwill related to our elastomer business acquired in 1996 was impaired due to the significant decline in light vehicle production in 2008 and anticipated in future periods. Accordingly, we recorded an impairment charge of $114 million during the fourth quarter of 2008.

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the net carrying amount of goodwill for the twelve months ended December 31, 2009 and 2008 were as follows:

	Year Ended December 31, 2009
		Europe,
		South
	North	America	Asia
	America	and India	Pacific	Total
		(Millions)

Balance as January 1
Goodwill	$330	$95	$8	$433
Accumulated impairment losses	(306)	(32)	—	(338)

	24	63	8	95
Acquisition of business opening balance sheet adjustments	—	(10)	—	(10)
Translation adjustments	—	2	2	4

Balance at December 31
Goodwill	330	87	10	427
Accumulated impairment losses	(306)	(32)	—	(338)

	$24	$55	$10	$89

	Year Ended December 31, 2008
		Europe,
		South
	North	America	Asia
	America	and India	Pacific	Total
		(Millions)

Balance as January 1
Goodwill	$330	$92	$10	$432
Accumulated impairment losses	(192)	(32)	—	(224)

	138	60	10	208
Acquisition of business	—	10	—	10
Goodwill impairment write-off	(114)	—	—	(114)
Translation adjustments	—	(7)	(2)	(9)

Balance at December 31
Goodwill	330	95	8	433
Accumulated impairment losses	(306)	(32)	—	(338)

	$24	$63	$8	$95

We have capitalized certain intangible assets, primarily technology rights, trademarks and patents, based on their estimated fair value at the date we acquired them. We amortize our finite useful life intangible assets on a straight-line basis over periods ranging from 5 to 30 years. Amortization of intangibles amounted to $2 million in 2009, $3 million in 2008 and $1 million in 2007, and is included in the statements of income

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

caption “Depreciation and amortization of intangibles.” The carrying amount and accumulated amortization of our finite useful life intangible assets were as follows:

	December 31, 2009		December 31, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Value	Amortization	Value	Amortization
	(Millions)		(Millions)

Customer contract	$8	$(2)	$8	$(2)
Patents	4	(3)	3	(3)
Technology rights	22	(5)	23	(3)
Other	2	—	—	—

Total	$36	$(10)	$34	$(8)

Estimated amortization of intangible assets over the next five years is expected to be $2 million in 2010 through 2012 and $4 million in 2013 through 2014. We have capitalized indefinite life intangibles of $4 million relating to purchased trademarks from our Marzocchi acquisition in 2007.

Plant, Property, and Equipment, at Cost

At December 31, 2009 and 2008, plant, property, and equipment, at cost, by major category were as follows:

	2009	2008
	(Millions)

Land, buildings, and improvements	$516	$490
Machinery and equipment	2,431	2,282
Other, including construction in progress	152	188

	$3,099	$2,960

We depreciate these properties excluding land on a straight-line basis over the estimated useful lives of the assets. Useful lives range from 10 to 50 years for buildings and improvements and from three to 25 years for machinery and equipment.

Notes and Accounts Receivable and Allowance for Doubtful Accounts

Short and long-term notes receivable outstanding were $3 million at both December 31, 2009 and 2008. The allowance for doubtful accounts on short-term and long-term notes receivable was approximately $3 million at both December 31, 2009 and 2008.

Short and long-term accounts receivable outstanding were $602 million and $561 million at December 31, 2009 and 2008, respectively. The allowance for doubtful accounts on short-term and long-term accounts receivable was $22 million and $21 million, at December 31, 2009 and 2008, respectively.

Pre-production Design and Development and Tooling Assets

We expense pre-production design and development costs as incurred unless we have a contractual guarantee for reimbursement from the original equipment customer. Unbilled pre-production design and development costs recorded in prepayments and other and long-term receivables was $14 million and $12 million on December 31, 2009 and 2008, respectively. In addition, plant, property and equipment included $49 million and $53 million at December 31, 2009 and 2008, respectively, for original equipment tools and dies that we own, and prepayments and other included $50 million and $22 million at December 31, 2009 and 2008, respectively, for in-process tools and dies that we are building for our original equipment customers.

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Internal Use Software Assets

We capitalize certain costs related to the purchase and development of software that we use in our business operations. We amortize the costs attributable to these software systems over their estimated useful lives, ranging from three to 15 years, based on various factors such as the effects of obsolescence, technology, and other economic factors. Capitalized software development costs, net of amortization, were $60 million and $74 million at December 31, 2009 and 2008 respectively, and are recorded in other long-term assets. Amortization of software development costs was approximately $22 million, $24 million and $21 million for the years ended December 31, 2009, 2008 and 2007, respectively, and is included in the statements of income (loss) caption “Depreciation and amortization of intangibles.” Additions to capitalized software development costs, including payroll and payroll-related costs for those employees directly associated with developing and obtaining the internal use software, are classified as investing activities in the statements of cash flows.

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

In 2009, we recorded income tax expense of $13 million. Computed using the U.S. Federal statutory income tax rate of 35 percent, income tax would be a benefit of $14 million. The difference is due primarily to valuation allowances against deferred tax assets generated by 2009 losses in the U.S. and in certain foreign countries which we cannot benefit, partially offset by adjustments to past valuation allowances for deferred tax assets including a reversal of $20 million of U.S. valuation allowance based on the change in the fair value of a tax planning strategy. In evaluating the requirements to record a valuation allowance, accounting standards do not permit us to consider an economic recovery in the U.S. or new business we have won in the commercial vehicle segment. Consequently, beginning in 2008, given our historical losses, we concluded that our ability to fully utilize our NOLs was limited due to projecting the continuation of the negative economic environment and the impact of the negative operating environment on our tax planning strategies. As a result of the tax planning strategy which has not yet been implemented but which we plan to implement and which does not depend upon generating future taxable income, we carry deferred tax assets in the U.S. of $90 million relating to the expected utilization of those NOLs. The federal NOLs expire beginning in 2020 through 2029. The state NOLs expire in various years through 2029.

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

Revenue Recognition

We recognize revenue for sales to our original equipment and aftermarket customers when title and risk of loss passes to the customers under the terms of our arrangements with those customers, which is usually at the time of shipment from our plants or distribution centers. In connection with the sale of exhaust systems to certain original equipment manufacturers, we purchase catalytic converters and diesel particulate filters or components thereof including precious metals (“substrates”) on behalf of our customers which are used in the assembled system. These substrates are included in our inventory and “passed through” to the customer at our cost, plus a small margin, since we take title to the inventory and are responsible for both the delivery and quality of the finished product. Revenues recognized for substrate sales were $966 million, $1,492 million and $1,673 million in 2009 and 2008 and 2007 respectively. For our aftermarket customers, we provide for promotional incentives and returns at the time of sale. Estimates are based upon the terms of the incentives and historical experience with returns. Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis. Shipping and handling costs billed to customers are included in revenues and the related costs are included in cost of sales in our Statements of Income (Loss).

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

Earnings Per Share

We compute basic earnings per share by dividing income available to common shareholders by the weighted-average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that we adjust the weighted-average number of shares outstanding to include estimates of additional shares that would be issued if potentially dilutive common shares had been issued. In addition, we adjust income available to common shareholders to include any changes in income or loss that would result from the assumed issuance of the dilutive common shares. Due to the net losses for the years ended December 31, 2009, 2008 and 2007, respectively, the calculation of diluted earnings per share does not include the dilutive effect from shares of restricted stock and stock options. See Note 2 to the consolidated financial statements of Tenneco Inc.

Engineering, Research and Development

We expense engineering, research, and development costs as they are incurred. Engineering, research, and development expenses were $97 million for 2009, $127 million for 2008 and $114 million for 2007, net of reimbursements from our customers. Our customers reimburse us for engineering, research, and development costs on some platforms when we prepare prototypes and incur costs before platform awards. Our engineering,

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

research, and development expense for 2009, 2008, and 2007 has been reduced by $104 million, $120 million and $72 million, respectively, for these reimbursements.

Foreign Currency Translation

We translate the consolidated financial statements of foreign subsidiaries into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted-average exchange rate for revenues and expenses in each period. We record translation adjustments for those subsidiaries whose local currency is their functional currency as a component of accumulated other comprehensive loss in shareholders’ equity. We recognize transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency in earnings as incurred, except for those transactions which hedge purchase commitments and for those intercompany balances which are designated as long-term investments. Our results include foreign currency transaction gains of $4 million in 2009, $11 million in foreign currency transaction losses in 2008 and $15 million in foreign currency transaction gains 2007.

Risk Management Activities

We use foreign exchange forward purchase and sales contracts with terms of less than one year to hedge our exposure to changes in foreign currency exchange rates. Our primary exposure to changes in foreign currency rates results from intercompany loans made between affiliates to minimize the need for borrowings from third parties. Additionally, we enter into foreign currency forward purchase and sale contracts to mitigate our exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables. We do not enter into derivative financial instruments for speculative purposes. The fair value of our foreign exchange forward contracts is based on a model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. We record the change in fair value of these foreign exchange forward contracts as part of currency gains (losses) within cost of sales in the consolidated statements of income (loss). The fair value of foreign exchange forward contracts are recorded in prepayments and other current assets or other current liabilities in the consolidated balance sheet.

We do not enter into derivative financial instruments for speculative purposes.

Recent Accounting Pronouncements

In August 2009, the Financial Accounting Standards Board (FASB) issued new accounting guidance relating to the fair value measurement for liabilities in which a quoted price in an active market for the identical liability is not available. The new accounting guidance requires the use of a valuation technique that uses a quoted price of either an identical liability or similar liability when traded as an asset or another valuation technique based on the amount an entity would either pay to transfer the identical liability or would receive to enter into an identical liability. This new guidance is effective for the first reporting period (including interim periods) beginning after issuance, which is October 1, 2009 for the Company. The adoption of this new accounting guidance did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued new accounting guidance which changes the criterion relating to the consolidation of variable interest entities (VIE) and amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE by requiring a qualitative rather than quantitative analysis. The new accounting guidance also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE and enhanced disclosures about an entity’s involvement with a VIE. The new accounting guidance is effective for a reporting entity’s first annual reporting period that begins after November 15, 2009, and for interim and annual reporting periods thereafter. We do not believe the adoption of this new accounting guidance on January 1, 2010 will have a material impact on our consolidated financial

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements. Additional disclosure relating to this new accounting guidance will be added to the notes to our consolidated financial statements.

In May 2009, the FASB issued new accounting guidance on subsequent events which were further amended in February 2010 to require SEC filers to evaluate subsequent events through the date the financial statements were issued. The new accounting guidance for subsequent events is effective for interim or annual reporting periods ending after June 15, 2009. The adoption of this accounting guidance did not have a material impact on our notes or consolidated financial statements.

In April 2009, the FASB issued new accounting guidance which requires public companies to disclose information relating to fair value of financial instruments for interim and annual reporting periods. Additional disclosure is required for all financial instruments for which it is practicable to estimate fair value, including the fair value and carrying value and the significant assumptions used to estimate the fair value of these financial instruments. This new accounting guidance is effective for interim reporting periods ending after June 15, 2009 on a prospective basis with comparative disclosures only for periods after initial adoption. We have incorporated these new disclosure requirements within footnote 6 of our notes to consolidated financial statements.

In December 2008, the FASB issued new accounting guidance on employers’ disclosure about postretirement benefit plan assets which requires disclosure of plan asset investment policies and strategies, the fair value of each major category of plan assets, information about inputs and valuation techniques used to develop fair value measurements of plan assets, and additional disclosure about significant concentrations of risk in plan assets for an employer’s pension and other postretirement plans. These additional disclosure requirements for postretirement benefit plan assets is effective for fiscal years ending after December 15, 2009. The adoption of this new accounting guidance did not have a material impact on our consolidated financial statements. We have added disclosure in footnote 10 to consolidated financial statements to meet these new disclosure requirements.

In March 2008, the FASB issued new accounting guidance on the disclosures about derivative instruments and hedging activities which requires enhanced disclosures about an entity’s derivative and hedging activities including how and why an entity uses derivative instruments, how an entity accounts for derivatives and hedges and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This new accounting guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted these new guidelines on a prospective basis on January 1, 2009 and have incorporated the disclosure requirements within footnote 6 of our notes to consolidated financial statements.

In December 2007, the FASB issued new accounting guidance on noncontrolling interests in consolidated financial statements to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. The new accounting guidance clarified that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and provides for expanded disclosure in the consolidated financial statements relating to the interests of the parent’s owners and the interests of the noncontrolling owners of the subsidiary. The new accounting guidance applies prospectively (except for the presentation and disclosure requirements) for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. The presentation and disclosure requirements will be applied retrospectively for all periods presented. The adoption of this new accounting guidance has changed the presentation of our consolidated financial statements based on the new disclosure requirements for noncontrolling interests.

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2006, the FASB issued new accounting guidance on fair value measurements which defines fair value, establishes a fair value hierarchy for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. This new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007. The FASB issued in February 2008 a delay in the effective date of this new guidance for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We have adopted the measurement and disclosure provisions of this new guidance relating to our financial assets and financial liabilities which are measured on a recurring basis (at least annually) effective January 1, 2008. For our nonfinancial assets and liabilities, we have adopted the measurement and disclosure provisions of this new guidance on January 1, 2009. We have added additional disclosures in footnote 6 of our notes to consolidated financial statements, relating to the fair value of our financial and nonfinancial assets and liabilities.

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

2.	Earnings (Loss) Per Share

Earnings (loss) per share of common stock outstanding were computed as follows:

	Year Ended December 31,
	2009	2008	2007
	(Millions Except Share and Per Share Amounts)

Basic loss per share —
Net loss attributable to Tenneco Inc.	$(73)	$(415)	$(5)

Average shares of common stock outstanding	48,572,463	46,406,095	45,809,730

Earnings (loss) per average share of common stock	$(1.50)	$(8.95)	$(0.11)

Diluted loss per share —
Net loss attributable to Tenneco Inc.	$(73)	$(415)	$(5)

Average shares of common stock outstanding	48,572,463	46,406,095	45,809,730
Effect of dilutive securities:
Restricted stock	—	—	—
Stock options	—	—	—

Average shares of common stock outstanding including dilutive securities	48,572,463	46,406,095	45,809,730

Earnings (loss) per average share of common stock	$(1.50)	$(8.95)	$(0.11)

As a result of the net loss in 2009, 2008, and 2007, the calculation of diluted loss per share does not include the dilutive effect of 1,026,955 and 955,072 and 1,509,462 stock options, respectively. The calculation also does not include the dilutive effect of 174,545, 8,915 and 206,960 shares of restricted stock, respectively.

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, options to purchase 2,403,502, 2,194,304 and 1,311,427 shares of common stock and 469,507, 426,553 and 262,434 shares of restricted stock were outstanding, respectively, but not included in the computation of diluted loss per share because the options were anti-dilutive.

3.	Acquisitions

On September 1, 2008, we acquired the suspension business of Gruppo Marzocchi, an Italian based worldwide leader in supplying suspension technology in the two wheeler market. The consideration paid for the Marzocchi acquisition included cash of approximately $1 million, plus the assumption of Marzocchi’s net debt (debt less cash acquired) of about $5 million. In February 2009, we recorded an opening balance sheet adjustment of $1 million to cash, as a result of an expected post-closing purchase price settlement with Marzocchi, which resulted in a corresponding decrease to goodwill. We finalized the purchase price allocation during the third quarter of 2009. Adjustments to the opening balance sheet decreased goodwill to zero and included the capitalization of intangible assets, including $4 million for trademarks and $2 million for patents, the capitalization of $2 million of fixed assets, and the release of $1 million in a restructuring accrual. The calculated fair value of these intangible and tangible purchased assets included Level 2 observable inputs and Level 3 unobservable inputs that utilized our own assumptions. The fair value of fixed assets purchased was calculated based on a current cost to replace valuation methodology adjusted for various factors including physical deterioration and functional and economic obsolescence. The fair value of the intangible assets purchased was calculated using a market-based model to calculate the discounted after-tax royalty savings based on the Company’s weighted average cost of capital. This market-based model utilized inputs such as similar market transactions in the marketplace and the Company’s historic and projected revenue growth trends. The acquisition of the Gruppo Marzocchi suspension business includes a manufacturing facility in Bologna, Italy, associated engineering and intellectual property, the Marzocchi brand name, sales, marketing and customer service operations in the United States and Canada, and purchasing and sales operations in Taiwan.

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

4.	Restructuring and Other Charges

Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. Our Board of Directors approved a restructuring project in 2001, known as Project Genesis, which was designed to lower our fixed costs, relocate capacity, reduce our work force, improve efficiency and utilization, and better optimize our global footprint. We have subsequently engaged in various other restructuring projects related to Project Genesis. We incurred $25 million in restructuring and related costs during 2007, of which $22 million was recorded in cost of sales and $3 million was recorded in selling, general, administrative and engineering expense. We incurred $40 million in restructuring and related costs during 2008, of which $17 million was recorded in cost of sales and $23 million was recorded in selling,

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

general, administrative and engineering expense. In 2009, we incurred $21 million in restructuring and related costs, of which $16 million was recorded in cost of sales, $1 million was recorded in selling, general, administrative and engineering expense and $4 million was recorded in depreciation and amortization expense.

Under the terms of our amended and restated senior credit agreement that took effect on February 23, 2009, we are allowed to exclude $40 million of cash charges and expenses, before taxes, related to cost reduction initiatives incurred after February 23, 2009 from the calculation of the financial covenant ratios required under our senior credit facility. As of December 31, 2009, we have excluded $16 million in allowable charges relating to restructuring initiatives against the $40 million available under the terms of the February 2009 amended and restated senior credit facility.

On September 22, 2009, we announced that we will be closing our original equipment ride control plant in Cozad, Nebraska as we continue to restructure our operations. We expect the elimination of 500 positions at the Cozad plant and expect to record up to $20 million in restructuring and related expenses, of which approximately $14 million represents cash expenditures, with all expenses recorded by third quarter 2010. We plan to hire at other facilities as we move the production from Cozad to those facilities, resulting in a net decrease of approximately 60 positions.

As originally announced in October 2008 and revised in January 2009, we eliminated 1,100 positions and recorded $31 million in charges, of which approximately $25 million represented cash expenditures. We recorded $24 million of these charges in 2008 and $7 million in 2009. We generated approximately $58 million in annual savings beginning in 2009 related to this restructuring program.

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Long-Term Debt, Short-Term Debt, and Financing Arrangements

Long-Term Debt

A summary of our long-term debt obligations at December 31, 2009 and 2008, is set forth in the following table:

	2009	2008
	(Millions)

Tenneco Inc. —
Revolver borrowings due 2012 and 2014, average effective interest rate 5.6% in 2009 and 4.4% in 2008	$—	$239
Senior Term Loans due 2012, average effective interest rate 5.7% in 2009 and 4.8% in 2008	133	150
10 1/4% Senior Secured Notes due 2013, including unamortized premium	249	250
8 5/8% Senior Subordinated Notes due 2014	500	500
8 1/8% Senior Notes due 2015	250	250
Debentures due 2012 through 2025, average effective interest rate 8.4% in 2009 and 2008	1	1
Customer Notes due 2013, average effective interest rate 8.0% in 2009	6	—
Other subsidiaries —
Notes due 2010 through 2017, average effective interest rate 4.0% in 2009 and 4.8% in 2008	12	17

	1,151	1,407
Less — maturities classified as current	6	5

Total long-term debt	$1,145	$1,402

The aggregate maturities and sinking fund requirements applicable to the long-term debt outstanding at December 31, 2009, are $57 million, $68 million, $20 million, $248 million, and $501 million for 2010, 2011, 2012, 2013 and 2014, respectively.

Short-Term Debt

Our short-term debt includes the current portion of long-term obligations and borrowing by foreign subsidiaries. Information regarding our short-term debt as of and for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008
	(Millions)

Maturities classified as current	$6	$5
Notes payable	69	44

Total short-term debt	$75	$49

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2009	2008
	Notes Payable(a)	Notes Payable(a)
	(Dollars in Millions)

Outstanding borrowings at end of year	$69	$44
Weighted average interest rate on outstanding borrowings at end of year(b)	6.9%	10.5%
Approximate maximum month-end outstanding borrowings during year	$71	$49
Approximate average month-end outstanding borrowings during year	$60	$43
Weighted average interest rate on approximate average month-end outstanding borrowings during year(b)	7.8%	7.1%

(a)	Includes borrowings under both committed credit facilities and uncommitted lines of credit and similar arrangements.

(b)	This calculation does not include the commitment fees to be paid on the unused revolving credit facility balances which are recorded as interest expense for accounting purposes.

Financing Arrangements

	Committed Credit Facilities(a) as of December 31, 2009
				Letters of
	Term	Commitments	Borrowings	Credit(b)	Available
	(Millions)

Tenneco Inc. revolving credit agreement	2012	$550	$—	$50	$500
Tenneco Inc. tranche B-1 letter of credit/revolving loan agreement	2014	130	—	—	130
Tenneco Inc. Senior Term Loans	2012	133	133	—	—
Subsidiaries’ credit agreements	2010-2017	80	77	—	3

		$893	$210	$50	$633

(a)	We generally are required to pay commitment fees on the unused portion of the total commitment.

(b)	Letters of credit reduce the available borrowings under the tranche B-1 letter of credit/revolving loan agreement.

Overview.  Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions. The arrangement is secured by substantially all our domestic assets and pledges of up to 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries. As of December 31, 2009, the senior credit facility consisted of a five-year, $133 million term loan A maturing in March 2012, a five-year, $550 million revolving credit facility maturing in March 2012, and a seven-year $130 million tranche B-1 letter of credit/revolving loan facility maturing in March 2014. Our outstanding debt also includes $245 million of 10 1/4 percent senior secured notes due July 15, 2013, $250 million of 8 1/8 percent senior notes due November 15, 2015 and $500 million of 8 5/8 percent senior subordinated notes due November 15, 2014. At December 31, 2009 we had unused borrowing capacity of $630 million under our $680 million revolving credit facilities with $50 million in letters of credit outstanding and no borrowings.

The term loan A facility is payable in twelve consecutive quarterly installments, commencing June 30, 2009 as follows: $6 million due each of June 30, September 30, December 31, 2009 and March 31, 2010,

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$15 million due each of June 30, September 30, December 31, 2010 and March 31, 2011, and $17 million due each of June 30, September 30, December 31, 2011 and March 16, 2012. Over the next twelve months we plan to repay $51 million of the senior term loan due 2012 by increasing our revolver borrowings which are classified as long-term debt. Accordingly, we have classified the $51 million repayment as long-term debt. The revolving credit facility requires that any amounts drawn be repaid by March 2012. Prior to that date, funds may be borrowed, repaid and re-borrowed under the revolving credit facility without premium or penalty. Letters of credit may be issued under the revolving credit facility.

The tranche B-1 letter of credit/revolving loan facility requires repayment by March 2014. We can borrow revolving loans and issue letters of credit under the $130 million tranche B-1 letter of credit/revolving loan facility. The tranche B-1 letter of credit/revolving loan facility is reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. There is no additional cost to us for issuing letters of credit under the tranche B-1 letter of credit/revolving loan facility. However, outstanding letters of credit reduce our availability to borrow revolving loans under this portion of the facility. We pay the tranche B-1 lenders interest equal to LIBOR plus a margin, which is offset by the return on the funds deposited with the administrative agent by the lenders which earn interest at an annual rate approximately equal to LIBOR less 25 basis points. Outstanding revolving loans reduce the funds on deposit with the administrative agent which in turn reduce the earnings of those deposits.

On February 23, 2009, in light of the then challenging macroeconomic environment and auto production outlook, we amended our senior credit facility to increase the allowable consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA as defined in the senior credit facility agreement) and reduced the allowable consolidated interest coverage ratio (consolidated EBITDA divided by consolidated interest expense as defined in the senior credit facility agreement). These changes are detailed in “Management’s Discussion and Analysis of Financial Conditions and Operations — Liquidity and Capital Resources — Senior Credit Facility — Other Terms and Conditions.”

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

The February 23, 2009, amendment to our senior credit facility also placed further restrictions on our operations including limitations on: (i) debt incurrence, (ii) incremental loan extensions, (iii) liens, (iv) restricted payments, (v) optional prepayments of junior debt, (vi) investments, (vii) acquisitions, and (viii) mandatory prepayments. The definition of EBIDTA was amended to allow for $40 million of cash restructuring charges taken after the date of the amendment and $4 million annually in aftermarket changeover costs. We agreed to pay each consenting lender a fee. The lender fee plus amendment costs were paid in February 2009 and approximated $8 million.

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 23, 2008, we amended our senior secured credit facility leverage covenant effective for the fourth quarter of 2008 which increased the consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA, as defined in the senior credit facility agreement) by increasing the maximum ratio to 4.25 from 4.0. We also agreed to increase the margin we pay on the borrowings from 1.50 percent to 3.00 percent on revolver loans, term loan A and tranche B-1 loans; from 0.50 percent to 2.00 percent on prime based loans; from 1.00 percent to 2.50 percent on Federal Funds based loans and from 0.35 percent to 0.50 percent on the commitment fee associated with the facility. In addition, we agreed to pay each consenting lender a fee. The lender fee plus amendment costs were approximately $3 million and were paid in December 2008.

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

	For the Period
	4/3/2006	3/16/2007	12/24/2008	2/23/2009	3/2/2009	5/15/2009
	thru	thru	thru	thru	thru	thru	Beginning
	3/15/2007	12/23/2008	2/22/2009	3/1/2009	5/14/2009	8/13/2009	8/14/2009

Applicable Margin over LIBOR for Revolving Loans	2.75%	1.50%	3.00%	5.50%	4.50%	5.00%	5.50%
Applicable Margin over LIBOR for Term Loan B Loans	2.00%	N/A	N/A	N/A	N/A	N/A	N/A
Applicable Margin over LIBOR for Term Loan A Loans	N/A	1.50%	3.00%	5.50%	4.50%	5.00%	5.50%
Applicable Margin over LIBOR for Tranche B-1 Loans	2.00%	1.50%	3.00%	5.50%	5.00%	5.00%	5.50%
Applicable Margin for Prime-based Loans	1.75%	0.50%	2.00%	4.50%	3.50%	4.00%	4.50%
Applicable Margin for Federal Funds based Loans	2.125%	1.00%	2.50%	5.00%	4.00%	4.50%	5.00%
Commitment Fee	0.375%	0.35%	0.50%	0.75%	0.50%	0.50%	0.75%

Senior Credit Facility — Other Terms and Conditions.  As described above, we are highly leveraged. Our senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA, as defined in the senior credit facility agreement), and consolidated interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined under the senior credit facility agreement) at the end of each period indicated. Failure to maintain these ratios will result in a default under our senior credit facility. The financial ratios required under the amended and restated senior credit facility and, the actual ratios we achieved for four quarters of 2009, are as follows:

	Quarter Ended
	March 31,		June 30,		September 30,		December 31,
	2009		2009		2009		2009
	Req.	Act.	Req.	Act.	Req.	Act.	Req.	Act.

Leverage Ratio (maximum)	5.50	4.72	7.35	5.77	7.90	5.16	6.60	3.43
Interest Coverage Ratio (minimum)	2.25	2.91	1.85	2.21	1.55	2.17	1.60	2.48

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The financial ratios required under the senior credit facility for 2010 and beyond are set forth below.

		Interest
	Leverage	Coverage
Period Ending	Ratio	Ratio

March 31, 2010	5.50	2.00
June 30, 2010	5.00	2.25
September 30, 2010	4.75	2.30
December 31, 2010	4.50	2.35
March 31, 2011	4.00	2.55
June 30, 2011	3.75	2.55
September 30, 2011	3.50	2.55
December 31, 2011	3.50	2.55
Each quarter thereafter	3.50	2.75

The senior credit facility agreement provides the ability to refinance our senior subordinated notes and/or our senior secured notes (i) in exchange for permitted refinancing indebtedness (as defined in the senior credit facility agreement); (ii) in exchange for shares of common stock; or (iii) in an amount equal to the sum of (A) the net cash proceeds of equity issued after March 16, 2007, plus (B) the portion of annual excess cash flow (as defined in the senior credit facility agreement) that is not required to be applied to the payment of the credit facilities and which is not used for other purposes, provided that the amount of the subordinated notes and the aggregate amount of the senior secured notes and the subordinated notes that may be refinanced is capped based upon the pro forma consolidated leverage ratio after giving effect to such refinancing as shown in the following table:

		Senior Subordinated
		Notes and Senior
	Senior Subordinated	Secured Notes
Proforma Consolidated	Notes Aggregate	Aggregate
Leverage Ratio	Maximum Amount	Maximum Amount
	(Millions)

Greater than or equal to 3.0x	$0	$10
Greater than or equal to 2.5x	$100	$300
Less than 2.5x	$125	$375

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

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The senior credit facility agreement also contains restrictions on our operations that are customary for similar facilities, including limitations on: (i) incurring additional liens; (ii) sale and leaseback transactions (except for the permitted transactions as described in the amended and restated agreement); (iii) liquidations and dissolutions; (iv) incurring additional indebtedness or guarantees; (v) investments and acquisitions; (vi) dividends and share repurchases; (vii) mergers and consolidations; and (viii) refinancing of subordinated and 10 1/4 percent senior secured notes. Compliance with these requirements and restrictions is a condition for any incremental borrowings under the senior credit facility agreement and failure to meet these requirements enables the lenders to require repayment of any outstanding loans. As of December 31, 2009, we were in compliance with all the financial covenants and operational restrictions of the facility. Our senior credit facility does not contain any terms that could accelerate payment of the facility or affect pricing under the facility as a result of a credit rating agency downgrade.

Senior Secured, Senior and Subordinated Notes.  As of December 31, 2009, our outstanding debt includes $245 million of 10 1/4 percent senior secured notes due July 15, 2013, $250 million of 8 1/8 percent senior notes due November 15, 2015, and $500 million of 8 5/8 percent senior subordinated notes due November 15, 2014. We can redeem some or all of the notes at any time after July 15, 2008 in the case of the senior secured notes, November 15, 2009 in the case of the senior subordinated notes and November 15, 2011 in the case of the senior notes. If we sell certain of our assets or experience specified kinds of changes in control, we must offer to repurchase the notes. We are permitted to redeem up to 35 percent of the senior notes with the proceeds of certain equity offerings completed before November 15, 2010.

Our senior secured, senior and senior subordinated notes require that, as a condition precedent to incurring certain types of indebtedness not otherwise permitted, our consolidated fixed charge coverage ratio, as calculated on a pro forma basis, be greater than 2.00. We have not incurred any of the types of indebtedness not otherwise permitted by the indentures. The indentures also contain restrictions on our operations, including limitations on: (i) incurring additional indebtedness or liens; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; (v) asset sales and (vi) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. In addition, the senior secured notes and related guarantees are secured by second priority liens, subject to specified exceptions, on all of our and our subsidiary guarantors’ assets that secure obligations under our senior credit facility, except that only a portion of the capital stock of our subsidiary guarantors’ domestic subsidiaries is provided as collateral and no assets or capital stock of our direct or indirect foreign subsidiaries secure the notes or guarantees. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. The senior subordinated notes rank junior in right of payment to our senior credit facility and any future senior debt incurred. As of December 31, 2009, we were in compliance with the covenants and restrictions of these indentures.

Accounts Receivable Securitization.  In addition to our senior credit facility, senior secured notes, senior notes and senior subordinated notes, we also sell some of our accounts receivable on a nonrecourse basis in North America and Europe. In North America, we have an accounts receivable securitization program with two commercial banks. We sell original equipment and aftermarket receivables on a daily basis under the bank program. We had sold accounts receivable under the bank program of $62 million and $101 million at December 31, 2009 and 2008, respectively. This program is subject to cancellation prior to its maturity date if we (i) fail to pay interest or principal payments on an amount of indebtedness exceeding $50 million, (ii) default on the financial covenant ratios under the senior credit facility, or (iii) fail to maintain certain financial ratios in connection with the accounts receivable securitization program. In February 2010, the U.S. program was amended and extended to February 18, 2011 at a facility size of $100 million. As part of the renewal, the margin we pay the banks decreased. We also sell some receivables in our European operations to regional banks in Europe. At December 31, 2009, we had sold $75 million of accounts receivable in Europe down from $78 million at December 31, 2008. The arrangements to sell receivables in Europe are provided

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under seven separate arrangements, by various financial institutions in each of the foreign jurisdictions. The commitments for these arrangements are generally for one year but some may be cancelled with 90 day notice prior to renewal. In some instances, the arrangement provides for cancellation by financial institution at any time upon 15 days, or less, notification. If we were not able to sell receivables under either the North American or European securitization programs, our borrowings under our revolving credit agreements may increase. These accounts receivable securitization programs provide us with access to cash at costs that are generally favorable to alternative sources of financing, and allow us to reduce borrowings under our revolving credit agreements.

6.	Financial Instruments

We adopted new accounting guidance on fair value measurements and disclosures relating to our financial assets and liabilities which were measured on a recurring basis on January 1, 2008, and on January 1, 2009, for those financial assets and liabilities which are measured on non-recurring basis. The adoption of the new fair value accounting guidance did not have a material impact on our fair value measurements. The new guidance defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal most advantageous market for the asset or liability in an orderly transaction between market participants. A fair value hierarchy has been defined, which prioritizes the inputs used in measuring fair value into the following levels:

Level 1 —	Quoted prices in active markets for identical assets or liabilities.

Level 2 —	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

Level 3 —	Unobservable inputs based on our own assumptions.

The carrying and estimated fair values of our financial instruments by class at December 31, 2009 and 2008 were as follows:

	December 31, 2009		December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
		(Millions)
	Asset (Liabilities)

Long-term debt (including current maturities)	$1,151	$1,168	$1,407	$713
Instruments with off-balance sheet risk:
Foreign exchange forward contracts	—	2	—	2

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

Instruments With Off-Balance Sheet Risk

Foreign Exchange Forward Contracts — Note 1 of the consolidated financial statements of Tenneco Inc. and Consolidated Subsidiaries, “Summary of Accounting Policies — Risk Management Activities” describes our use of and accounting for foreign currency exchange contracts.

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summaries by major currency the contractual amounts of currency we utilize:

	Notional Amount
	December 31,		December 31,
	2009		2008
	Purchase	Sell	Purchase	Sell
		(Millions)

Foreign currency contracts (in U.S.$):
Australian dollars	$73	$35	$23	$5
British pounds	16	16	20	17
European euro	—	26	—	13
South Africa rand	44	8	30	5
U.S. dollars	41	98	9	46
Other	12	1	7	1

	$186	$184	$89	$87

We manage our foreign currency risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements. Based on exchange rates at December 31, 2009 and 2008, the cost of replacing these contracts in the event of non-performance by the counterparties would not have been material. The fair value of these instruments is recorded in other current assets or liabilities.

The fair value of our foreign exchange forward contracts, presented on a gross basis by derivative contract at December 31, 2009 was as follows:

	Fair Value of Derivative Instruments
	Asset	Liability
	Derivatives	Derivatives	Total

Foreign exchange forward contracts	$3	$1	$2

The fair value of our recurring financial assets and liabilities at December 31, 2009 are as follows:

	Level 1	Level 2	Level 3
		(Millions)

Financial Assets:
Foreign exchange forward contracts	n/a	$2	n/a

Financial Guarantees — We have from time to time issued guarantees for the performance of obligations by some of our subsidiaries, and some of our subsidiaries have guaranteed our debt. All of our existing and future material domestic wholly-owned subsidiaries fully and unconditionally guarantee our senior credit facility, our senior secured notes, our senior notes and our senior subordinated notes on a joint and several basis. The arrangement for the senior credit facility is also secured by first-priority liens on substantially all our domestic assets and pledges of up to 66 percent of the stock of certain first-tier foreign subsidiaries. The $245 million senior secured notes is also secured by second-priority liens on substantially all our domestic assets, excluding some of the stock of our domestic subsidiaries. No assets or capital stock of our direct or indirect foreign subsidiaries secure these notes. For additional information, refer to Note 13 of the consolidated financial statements of Tenneco Inc., where we present the Supplemental Guarantor Condensed Consolidating Financial Statements.

We have issued guarantees through letters of credit in connection with some obligations of our affiliates. As of December 31, 2009, we have guaranteed $50 million in letters of credit to support some of our subsidiaries’ insurance arrangements, foreign employee benefit programs, environmental remediation activities and cash management and capital requirements.

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Negotiable Financial Instruments — One of our European subsidiaries receives payment from one of its OE customers whereby the accounts receivable are satisfied through the delivery of negotiable financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets as they do not meet our definition of cash equivalents. The amount of these financial instruments that was collected before their maturity date and sold at a discount totaled $5 million as of December 31, 2009, compared with $23 million at December 31, 2008. No negotiable financial instruments were held by our European subsidiary as of December 31, 2009 or 2008, respectively.

In certain instances several of our Chinese subsidiaries receive payment from OE customers and satisfy vendor payments through the receipt and delivery of negotiable financial instruments. Financial instruments used to satisfy vendor payables and not redeemed totaled $15 million and $6 million at December 31, 2009 and 2008, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $15 million and $6 million at December 31, 2009 and 2008, respectively, and were classified as other current assets. Some of our Chinese subsidiaries that issue their own negotiable financial instruments to pay vendors are required to maintain a cash balance if they exceed certain credit limits with the financial institution that guarantees those financial instruments. A restricted cash balance was not required at those Chinese subsidiaries at December 31, 2009 and 2008, respectively.

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

7.	Income Taxes

The domestic and foreign components of our income before income taxes and noncontrolling interests are as follows:

	Year Ended
	December 31,
	2009	2008	2007
	(Millions)

U.S. loss before income taxes	$(118)	$(257)	$(99)
Foreign income before income taxes	77	141	187

Income (loss) before income taxes and noncontrolling interests	$(41)	$(116)	$88

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following is a comparative analysis of the components of income tax expense:

	Year Ended December 31,
	2009	2008	2007
	(Millions)

Current —
U.S.	$(2)	$42	$—
State and local	4	—	—
Foreign	35	12	58

	37	54	58

Deferred —
U.S.	(18)	190	38
State and local	(3)	45	5
Foreign	(3)	—	(18)

	(24)	235	25

Income tax expense	$13	$289	$83

Following is a reconciliation of income taxes computed at the statutory U.S. federal income tax rate (35 percent for all years presented) to the income tax expense reflected in the statements of income (loss):

	Year Ended December 31,
	2009	2008	2007
	(Millions)

Income tax expense (benefit) computed at the statutory U.S. federal income tax rate	$(14)	$(41)	$31
Increases (reductions) in income tax expense resulting from:
Foreign income taxed at different rates and foreign losses with no tax benefit	14	(6)	(3)
Taxes on repatriation of dividends	4	15	1
State and local taxes on income, net of U.S. federal income tax benefit	2	2	(1)
Changes in valuation allowance for tax loss carryforwards and credits	5	233	6
Amortization of tax goodwill	—	(6)	(2)
Foreign tax holidays	(3)	—	(5)
Investment and R&D tax credits	(5)	(1)	(1)
European ownership structure realignment	—	—	66
Foreign earnings subject to U.S. federal income tax	3	3	4
Adjustment of prior years taxes	—	(2)	(9)
Impact of foreign tax law changes	2	10	(7)
Tax contingencies	6	40	6
Goodwill impairment	—	40	—
Other	(1)	2	(3)

Income tax expense	$13	$289	$83

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of our net deferred tax asset were as follows:

	December 31,
	2009	2008
	(Millions)

Deferred tax assets —
Tax loss carryforwards:
U.S.	$218	$165
State	61	56
Foreign	55	44
Investment tax credit benefits	44	46
Postretirement benefits other than pensions	54	48
Pensions	69	81
Bad debts	3	2
Sales allowances	5	5
Other	91	107
Valuation allowance	(378)	(336)

Total deferred tax assets	222	218

Deferred tax liabilities —
Tax over book depreciation	89	92
Other	70	81

Total deferred tax liabilities	159	173

Net deferred tax assets	$63	$45

Following is a reconciliation of deferred taxes to the deferred taxes shown in the balance sheet:

	December 31,
	2009	2008
	(Millions)

Balance Sheet:
Current portion — deferred tax asset	$35	$18
Non-current portion — deferred tax asset	100	88
Current portion — deferred tax liability shown in other current liabilities	(6)	(10)
Non-current portion — deferred tax liability	(66)	(51)

Net deferred tax assets	$63	$45

We had potential tax assets of $378 million and $336 million at December 31, 2009 and 2008, respectively, that were not recognized on our balance sheet as a result of the valuation allowance recorded. These unrecognized tax assets resulted primarily from U.S. tax loss carryforwards, foreign tax loss carryforwards, foreign investment tax credits and U.S. state net operating losses that are available to reduce future U.S., U.S. state and foreign tax liabilities.

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

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In 2009, we recorded income tax expense of $13 million. Computed using the U.S. Federal statutory income tax rate of 35 percent, income tax would be a benefit of $14 million. The difference is due primarily to valuation allowances against deferred tax assets generated by 2009 losses in the U.S. and in certain foreign countries which we cannot benefit, partially offset by adjustments to past valuation allowances for deferred tax assets including a reversal of $20 million of U.S. valuation allowance based on the change in the fair value of a tax planning strategy. In evaluating the requirements to record a valuation allowance, accounting standards do not permit us to consider an economic recovery in the U.S. or new business we have won in the commercial vehicle segment. Consequently, beginning in 2008, given our historical losses, we concluded that our ability to fully utilize our NOLs was limited due to projecting the continuation of the negative economic environment and the impact of the negative operating environment on our tax planning strategies. As a result of the tax planning strategy which has not yet been implemented but which we plan to implement and which does not depend upon generating future taxable income, we carry deferred tax assets in the U.S. of $90 million relating to the expected utilization of those NOLs. The federal NOLs expire beginning in 2020 through 2029. The state NOLs expire in various years through 2029.

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

We do not provide for U.S. income taxes on unremitted earnings of foreign subsidiaries, except for the earnings of our Brazilian operations and certain of our China operations, as our present intention is to reinvest the unremitted earnings in our foreign operations. Unremitted earnings of foreign subsidiaries were approximately $604 million at December 31, 2009. We estimated that the amount of U.S. and foreign income taxes that would be accrued or paid upon remittance of the assets that represent those unremitted earnings was $111 million.

We have tax sharing agreements with our former affiliates that allocate tax liabilities for prior periods and establish indemnity rights on certain tax issues.

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. GAAP provides that a tax benefit from an uncertain tax position may be recognized when it is “more likely than not” that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.

A reconciliation of our uncertain tax positions is as follows:

	2009	2008	2007

Uncertain tax positions —
Balance January 1	$83	$44	$42
Gross increases in tax positions in current period	17	16	3
Gross increases in tax positions in prior period	16	56	6
Gross decreases in tax positions in prior period	—	(12)	(5)
Gross decreases — settlements	(17)	(8)	(1)
Gross decreases — statute of limitations expired	(3)	(13)	(1)

Balance December 31	$96	$83	$44

Included in the balance of uncertain tax positions at December 31, 2009, 2008 and 2007 were $28 million, $75 million and $41 million, respectively, of tax benefits, that, if recognized, would affect the effective tax rate. We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. Related to the uncertain tax positions noted above, we accrued penalties of $2 million in 2009. No penalties were accrued in 2008 and penalties of $1 million were accrued in 2007. Additionally, no interest was accrued in 2009 and $2 million and $3 million of interest related to uncertain tax positions was accrued in 2008 and 2007, respectively. Our liability for penalties was $3 million, $1 million and $2 million at December 31, 2009, 2008 and 2007, respectively, and our liability for interest was $4 million, $7 million and $5 million at December 31, 2009, 2008 and 2007, respectively.

Our uncertain tax position at December 31, 2009 and 2008 included foreign exposures relating to the disallowance of deductions, global transfer pricing and various other issues. We believe it is reasonably possible that a decrease of up to $2 million in unrecognized tax benefits related to the expiration of foreign statute of limitations and the conclusion of foreign income tax examinations may occur within the coming year.

We are subject to taxation in the U.S. and various state and foreign jurisdictions. As of December 31, 2009, our tax years open to examination in primary jurisdictions are as follows:

Open To Tax
Year

United States — due to NOL	1998
Germany	2006
Belgium	2007
Canada	2005
United Kingdom	2008
Spain	2003

8.	Common Stock

We have authorized 135 million shares ($0.01 par value) of common stock, of which 60,789,739 shares and 48,314,490 shares were issued at December 31, 2009 and 2008, respectively. We held 1,294,692 shares of treasury stock at both December 31, 2009 and 2008.

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity Plans — In December 1996, we adopted the 1996 Stock Ownership Plan, which permitted the granting of a variety of awards, including common stock, restricted stock, performance units, stock equivalent units, stock appreciation rights (“SARs”) and stock options to our directors, officers, employees and consultants. The 1996 plan, which terminated as to new awards on December 31, 2001, was renamed the “Stock Ownership Plan.” In December 1999, we adopted the Supplemental Stock Ownership Plan, which permitted the granting of a variety of similar awards to our directors, officers, employees and consultants. We were authorized to deliver up to about 1.1 million treasury shares of common stock under the Supplemental Stock Ownership Plan, which also terminated as to new awards on December 31, 2001. In March 2002, we adopted the 2002 Long-Term Incentive Plan which permitted the granting of a variety of similar awards to our officers, directors, employees and consultants. Up to 4 million shares of our common stock were authorized for delivery under the 2002 Long-Term Incentive Plan. In March 2006, we adopted the 2006 Long-Term Incentive Plan which replaced the 2002 Long-Term Incentive Plan and permits the granting of a variety of similar awards to directors, officers, employees and consultants. On May 13, 2009, our stockholders approved an amendment to the Tenneco Inc. 2006 Long-Term Incentive Plan to increase the shares of common stock available thereunder by 2.3 million. Each share underlying an award generally counts as one share against the total plan availability. Each share underlying a full value award (e.g. restricted stock), however, counts as 1.25 shares against the total plan availability. As of December 31, 2009, up to 2,551,620 shares of our common stock remain authorized for delivery under the 2006 Long-Term Incentive Plan. Our nonqualified stock options have 7 to 20 year terms and vest equally over a three-year service period from the date of the grant.

We have granted restricted common stock to our directors and certain key employees. These awards generally require, among other things, that the award holder remain in service to our company during the restriction period, which is currently 3 years, with a portion of the award vesting equally each year. We also have granted stock equivalent units and long-term performance units to certain key employees that are payable in cash. At December 31, 2009, the long-term performance units outstanding included a three year grant for 2007-2009 payable in the first quarter of 2010 and a three-year grant for 2008-2010 payable in the first quarter of 2011. Payment is based on the attainment of specified performance goals. The grant value is indexed to the stock price. In addition, we have granted SARs to certain key employees in our Asian and Indian operations that are payable in cash after a three-year service period. The grant value is indexed to the stock price.

In November 2009, we successfully completed the public offering of 12 million shares of common stock at a price of $16.50 per share. We received $198 million in gross proceeds and approximately $188 million in net proceeds, after expenses from the sales of our common stock. We used the proceeds to repay outstanding borrowings under our revolving credit facility and for general corporate purpose.

Accounting Methods — The impact of recognizing compensation expense related to nonqualified stock options is contained in the table below.

	Year Ended December 31,
	2009	2008	2007
	(Millions)

Selling, general and administrative	$3	$4	$4

Loss before interest expense, income taxes and noncontrolling interests	(3)	(4)	(4)
Income tax benefit	—	—	(1)

Net loss	$(3)	$(4)	$(3)

Decrease in basic earnings per share	$(0.06)	$(0.09)	$(0.06)
Decrease in diluted earnings per share	$(0.06)	$(0.09)	$(0.06)

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We immediately expense stock options awarded to employees who are eligible to retire. When employees become eligible to retire during the vesting period, we recognize the remaining expense associated with their stock options.

As of December 31, 2009, there was approximately $4 million of unrecognized compensation costs related to these stock-based awards that we expect to recognize over a weighted average period of 1.0 year.

Compensation expense for restricted stock, long-term performance units and SARs, was $5 million for each of the years ended December 31, 2009, 2008 and 2007 respectively, and was recorded in selling, general, and administrative expense on the statement of income (loss).

Cash received from stock option exercises for the year ended December 31, 2009 and 2008 was $1 million and $2 million, respectively. Stock option exercises in 2009 and 2008 would have generated an excess tax benefit of $1 million in each period, respectively. We did not record the excess tax benefit as we have federal and state net operating losses which are not currently being utilized.

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

	Year Ended December 31,
	2009	2008	2007

Stock Options Granted
Weighted average grant date fair value, per share	$1.34	$8.03	$9.93
Weighted average assumptions used:
Expected volatility	82.6%	37.7%	38.4%
Expected lives	4.5	4.1	4.1
Risk-free interest rates	1.48%	2.8%	4.7%
Dividends yields	0.00%	0.0%	0.0%

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

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options — The following table reflects the status and activity for all options to purchase common stock for the period indicated:

	Year Ended December 31, 2009
			Weighted Avg.
	Shares	Weighted Avg.	Remaining	Aggregate
	Under	Exercise	Life in	Intrinsic
	Option	Prices	Years	Value
	(Millions)

Outstanding Stock Options
Outstanding, January 1, 2009	3,149,376	$15.16	4.1	$1
Granted	697,600	1.99
Cancelled	—	—
Forfeited	(12,994)	19.41
Exercised	—	—		$—

Outstanding, March 31, 2009	3,833,982	$12.75	5.0	$—
Granted	12,159	6.61
Cancelled	—	—
Forfeited	(25,841)	26.31
Exercised	(41,460)	2.29		$—

Outstanding, June 30, 2009	3,778,840	$12.75	4.7	$5
Granted	—	—
Cancelled	—	—
Forfeited	(8,775)	14.36
Exercised	(90,144)	7.59		$1

Outstanding, September 30, 2009	3,679,921	$12.87	4.6	$19
Granted	3,123	11.72
Cancelled	(186,804)	8.56
Forfeited	(5,633)	23.47
Exercised	(65,150)	6.31		$1

Outstanding, December 31, 2009	3,425,457	$13.21	4.6	$20

Vested or Expected to Vest, December 31, 2009	3,300,800	$13.37	4.6	$19

Exercisable, December 31, 2009	2,235,424	$13.81	4.5	$11

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock — The following table reflects the status for all nonvested restricted shares for the period indicated:

	Year Ended
	December 31, 2009
		Weighted Avg.
		Grant Date
	Shares	Fair Value

Nonvested balance at January 1, 2009	435,468	$24.58
Granted	431,975	1.96
Vested	(204,965)	24.17
Forfeited	—	—

Nonvested balance at March 31, 2009	662,478	$9.92
Granted	5,622	6.61
Vested	(19,569)	12.75
Forfeited	—	—

Nonvested balance at June 30, 2009	648,531	$9.81
Granted	—	—
Vested	(2,277)	14.58
Forfeited	(741)	1.84

Nonvested balance at September 30, 2009	645,513	$9.84
Granted	—	—
Vested	—	—
Forfeited	(1,461)	1.86

Nonvested balance at December 31, 2009	644,052	$9.85

The fair value of restricted stock grants is equal to the average market price of our stock at the date of grant. As of December 31, 2009, approximately $2 million of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of approximately 1.3 years.

Long-Term Performance Units and SARs — Long-term performance units and SARs are paid in cash and recognized as a liability based upon their fair value. As of December 31, 2009, less than $1 million of total unrecognized compensation costs is expected to be recognized over a weighted-average period of approximately 1.3 years.

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

We had 50 million shares of preferred stock ($0.01 par value) authorized at December 31, 2009 and 2008, respectively. No shares of preferred stock were outstanding at those dates.

10.	Pension Plans, Postretirement and Other Employee Benefits

We have various defined benefit pension plans that cover some of our employees. On January 1, 2007, we changed the measurement date used to determine the measurement of our pension plan assets and benefit obligations from September 30th to December 31st in 2007 for both our domestic and foreign plans.

The changes in plan assets and benefit obligations recognized in accumulated other comprehensive loss as a result of our adoption of the measurement date provision of Financial Accounting Standards Codification (“ASC”) Section 715, Compensation-Retirement Plans consisted of the following components:

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

Pension benefits are based on years of service and, for most salaried employees, on average compensation. Our funding policy is to contribute to the plans amounts necessary to satisfy the funding requirement of applicable federal or foreign laws and regulations. Of our $674 million benefit obligation at December 31, 2009, approximately $597 million required funding under applicable federal and foreign laws. At December 31, 2009, we had approximately $461 million in assets to fund that obligation. The balance of our benefit

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligation, $77 million, did not require funding under applicable federal or foreign laws and regulations. Pension plan assets were invested in the following classes of securities:

	Percentage of Fair Market Value
	December 31,		December 31,
	2009		2008
	US	Foreign	US	Foreign

Equity Securities	71%	55%	59%	51%
Debt Securities	29%	38%	41%	37%
Real Estate	—	2%	—	3%
Other	—	5%	—	9%

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

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents our plan assets using the fair value hierarchy as of December 31, 2009. The fair value hierarchy has three levels based on the methods used to determine the fair value. Level 1 assets refer to those asset values based on quoted market in active markets for identical assets at the measurement date. Level 2 assets refer to assets with values determined using significant other observable inputs, and Level 3 assets include values determined with non-observable inputs.

	Fair Value Level as of December 31, 2009
	US			Foreign
Asset Category	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(Millions)

Equity securities:
U.S. large cap	$14	$89	$—	$4	$24	$—
U.S. mid cap	—	3	—	—	—	—
U.S. Small Cap	—	16	—	—	—	—
Non-U.S. large cap	—	15	—	35	60	—
Non-U.S. mid cap	—	—	—	—	17	—
Non-U.S. small cap	—	—	—	—	—	—
Emerging markets	5	—	—	—	6	—
Debt securities:
U.S. treasuries/government bonds	13	3	—	—	—	—
U.S. corporate bonds	—	14	—	—	—	—
U.S. mortgage backed securities	—	20	—	—	—	—
U.S. municipal obligations	—	—	—	—	—	—
U.S. asset backed securities	—	3	—	—	—	—
U.S. other fixed income	—	4	—	—	—	—
Non-U.S. treasuries / government bonds	—	—	—	33	22	—
Non-U.S. corporate bonds	—	—	—	7	31	—
Non-U.S. mortgage backed securities	—	—	—	—	—	—
Non-U.S. municipal obligations	—	—	—	—	1	—
Non-U.S. asset backed securities	—	—	—	—	—	—
Non-U.S. other fixed income	—	—	—	—	—	6
Real Estate:
U.S. real estate	—	—	—	—	—	—
Non-U.S. real estate	—	—	—	—	5	—
Other:
Hedge funds	—	—	—	—	—	—
Insurance contracts	—	—	—	—	7	—
Other alternative	—	—	—	—	—	—
Cash held in bank accounts	—	—	—	4	—	—

Total	$32	$167	$—	$83	$173	$6

Level 1 assets were valued using market prices based on daily net asset value (NAV) or prices available through a public stock exchange. Level 2 assets were valued primarily using market prices, sometimes net of estimated realization expenses, and based on broker/dealer markets or in commingled funds where NAV is not available publicly. For insurance contracts, the estimated surrender value of the policy was used to estimate

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair market value. Level 3 assets were valued using the net present value of the future cash flows based on certain assumptions such as discount rate and estimated redemptions.

The table below summarizes the changes in the fair value of the Level 3 assets for the year ended December 31, 2009:

	Level 3 Assets
	US	Foreign
	(Millions)

Balance at December 31 of the previous year	$—	$4
Actual return on plan assets:
Relating to assets still held at the reporting date	—	2
Relating to assets sold during the period	—	—
Purchases, sales and settlements	—	—
Transfers in and/or out of level 3	—	—
Currency translation adjustment	—	—
Ending Balance at December 31	$—	$6

The following table contains information about significant concentrations of risk, including all individual assets that make up more than 5% of the total assets and any direct investments in Tenneco stock:

			Percentage of
Asset Category	Fair Value Level	Value	Total Assets
	(Millions)

Tenneco Stock	1	$14	7.3%

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

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the change in benefit obligation, the change in plan assets, the development of net amount recognized, and the amounts recognized in the balance sheets for the pension plans and postretirement benefit plan follows:

	Pension				Postretirement
	2009		2008		2009	2008
	US	Foreign	US	Foreign	US	US
	(Millions)

Change in benefit obligation:
Benefit obligation at December 31 of the previous year	$334	$276	$313	$364	$143	$152
Adjustment to benefit obligation	—	—	—	17	—	—
Currency rate conversion	—	31	—	(73)	—	—
Settlement	—	(1)	—	(2)	—	—
Curtailment	—	—	—	—	—	—
Service cost	1	3	1	5	1	2
Interest cost	20	18	20	20	8	9
Plan amendments	—	—	—	—	—	(10)
Acquisition	—	—	—	3	—	—
Actuarial (gain)/loss	4	17	14	(45)	(2)	(2)
Benefits paid	(18)	(13)	(14)	(17)	(9)	(8)
Participants’ contributions	—	2	—	4	—	—

Benefit obligation at December 31	$341	$333	$334	$276	$141	$143

Change in plan assets:
Fair value at December 31 of the previous year	$165	$196	$249	$282	$—	$—
Adjustment to plan assets	—	—	—	17	—	—
Currency rate conversion	—	25	—	(57)	—	—
Settlement	—	(1)	—	(2)	—	—
Actual return on plan assets	43	35	(78)	(50)	—	—
Employer contributions	9	18	8	19	9	9
Participants’ contributions	—	2	—	4	—	—
Benefits paid	(18)	(13)	(14)	(17)	(9)	(9)

Fair value at December 31	$199	$262	$165	$196	$—	$—

Development of net amount recognized:
Unfunded status at December 31	$(142)	$(71)	$(169)	$(80)	$(141)	$(143)
Unrecognized cost:
Actuarial loss	171	104	192	95	74	80
Prior service cost	2	11	3	11	(41)	(46)

Net amount recognized at December 31	$31	$44	$26	$26	$(108)	$(109)

Amounts recognized in the balance sheets as of December 31
Noncurrent assets	$—	$2	$—	$—	$—	$—
Current liabilities	(17)	(2)	(7)	(2)	(10)	(9)
Noncurrent liabilities	(125)	(71)	(162)	(78)	(131)	(134)

Net amount recognized	$(142)	$(71)	$(169)	$(80)	$(141)	$(143)

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets of one plan may not be utilized to pay benefits of other plans. Additionally, the prepaid (accrued) pension cost has been recorded based upon certain actuarial estimates as described below. Those estimates are subject to revision in future periods given new facts or circumstances.

Net periodic pension costs (income) for the years 2009, 2008, and 2007, consist of the following components:

	2009		2008		2007
	US	Foreign	US	Foreign	US	Foreign
	(Millions)

Service cost — benefits earned during the year	$1	$4	$1	$5	$1	$5
Interest on prior year’s projected benefit obligation	20	18	20	20	19	19
Expected return on plan assets	(22)	(19)	(23)	(21)	(21)	(20)
Curtailment loss	1	—	—	—	—	—
Settlement loss	2	—	—	1	—	—
Recognition of:
Actuarial loss	2	2	3	4	2	6
Prior service cost	1	2	1	1	1	2

Net pension costs	$5	$7	$2	$10	$2	$12

Other comprehensive loss	$—	$—	$—	$—	$—	$—

Amounts recognized in accumulated other comprehensive loss for pension benefits consist of the following components:

	2009		2008
	US	Foreign	US	Foreign
	(Millions)

Net actuarial loss	$171	$104	$192	$95
Prior service cost	2	11	3	11

	$173	$115	$195	$106

In 2010, we expect to recognize the following amounts, which are currently reflected in accumulated other comprehensive income, as components of net periodic benefit cost:

	2010
	US	Foreign
	(Millions)

Net actuarial loss	$3	$4
Prior service cost	—	2

	$3	$6

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for all pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2009 and 2008 were as follows:

	December 31,		December 31,
	2009		2008
	US	Foreign	US	Foreign
	(Millions)

Projected Benefit Obligation	$341	$302	$334	$271
Accumulated Benefit Obligation	339	297	333	266
Fair Value of Plan Assets	199	229	165	191

The following estimated benefit payments are payable from the pension plans to participants:

Year	US	Foreign
	(Millions)

2010	$32	$14
2011	17	18
2012	18	15
2013	19	16
2014	20	17
2015-2018	113	98

The following assumptions were used in the accounting for the pension plans for the years of 2009, 2008, and 2007:

	2009		2008
	US	Foreign	US	Foreign

Weighted-average assumptions used to determine benefit obligations
Discount rate	6.1%	6.0%	6.2%	6.3%
Rate of compensation increase	N/A	3.5%	N/A	3.1%

	2009		2008		2007
	US	Foreign	US	Foreign	US	Foreign

Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	6.2%	6.3%	6.2%	5.6%	6.0%	5.0%
Expected long-term return on plan assets	8.8%	7.3%	8.8%	7.7%	8.8%	7.6%
Rate of compensation increase	N/A	3.1%	N/A	4.4%	N/A	4.3%

We made contributions of $27 million to our pension plans during 2009. Based on current actuarial estimates, we believe we will be required to make contributions of $54 million to those plans during 2010. Pension contributions beyond 2010 will be required, but those amounts will vary based upon many factors, including the performance of our pension fund investments during 2010.

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

Effective December 31, 2006, we froze future accruals under our defined benefit plans for substantially all U.S. salaried and non-union hourly employees and replaced these benefits with additional contributions under defined contribution plans. These changes reduced expense in 2007 by approximately $11 million. As of December 31, 2008, we froze future accruals for the formerly unionized employees at Grass Lake, Michigan participating in the Tenneco Pension Plan for Hourly Employees defined benefit plan.

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

Net periodic postretirement benefit cost for the years 2009, 2008, and 2007, consists of the following components:

	2009	2008	2007
	(Millions)

Service cost — benefits earned during the year	$1	$2	$2
Interest on accumulated postretirement benefit obligation	8	8	9
Recognition of:
Actuarial loss	5	5	6
Prior service cost	(6)	(5)	(5)

Net periodic pension cost	$8	$10	$12

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2010, we expect to recognize the following amounts, which are currently reflected in accumulated other comprehensive income, as components of net periodic benefit cost:

2010

Net actuarial loss	$5
Prior service cost	(6)

$(1)

The following estimated postretirement benefit payments are payable from the plan to participants:

Postretirement
Year	Benefits
(Millions)

2010	$10
2011	11
2012	11
2013	11
2014	11
2015-2018	54

The following estimated subsidies under the Medicare Prescription Drug, Improvement, and Modernization Act are expected to be received :

Postretirement
Year	Benefits
(Millions)

2010	$1
2011	1
2012	1
2013	1
2014	1
2015-2018	4

The weighted average assumed health care cost trend rate used in determining the 2009 accumulated postretirement benefit obligation was 8.3 percent, declining to 5 percent by 2014. The healthcare cost trend rate was 9 percent for both 2008 and 2007, declining to 5 percent over succeeding periods.

The following assumptions were used in the accounting for postretirement cost for the years of 2009, 2008 and 2007:

	2009	2008

Weighted-average assumptions used to determine benefit obligations
Discount rate	6.1%	6.2%
Rate of compensation increase	N/A	4.0%

	2009	2008	2007

Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	6.2%	6.2%	6.0%
Rate of compensation increase	4.0%	4.0%	4.0%

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effect of a one-percentage-point increase or decrease in the 2009 assumed health care cost trend rates on total service cost and interest and the postretirement benefit obligation are as follows:

	One-Percentage	One-Percentage
	Point Increase	Point Decrease
	(Millions)

Effect on total of service cost and interest cost	$1	$(1)
Effect on postretirement benefit obligation	11	(9)

Based on current actuarial estimates, we believe we will be required to make postretirement contributions of approximately $10 million during 2010.

We have established Employee Stock Ownership Plans for the benefit of our domestic employees. Under the plans, subject to limitations in the Internal Revenue Code, participants may elect to defer up to 75 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We match in cash 50 percent of each employee’s contribution up to eight percent of the employee’s salary. In 2009, we temporarily discontinued these matching contributions as a result of the recent global economic downturn. We restored the matching contributions to salaried and non-union hourly U.S. employees beginning on January 1, 2010. In connection with freezing the defined benefit pension plans for nearly all U.S. based salaried and non-union hourly employees effective December 31, 2006, and the related replacement of those defined benefit plans with defined contribution plans, we are making additional contributions to the Employee Stock Ownership Plans. We recorded expense for these contributions of $10 million, $18 million, and $17 million in 2009, 2008 and 2007 respectively. Matching contributions vest immediately. Defined benefit replacement contributions fully vest on the employee’s third anniversary of employment.

11.	Segment and Geographic Area Information

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

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment results for 2009, 2008, and 2007 are as follows:

	Segment
	North		Asia	Reclass &
	America	Europe	Pacific	Elims	Consolidated
	(Millions)

At December 31, 2009, and for the Year Then Ended
Revenues from external customers	$2,092	$2,047	$510	$—	$4,649
Intersegment revenues	7	162	15	(184)	—
Interest income	—	3	1	—	4
Depreciation and amortization of intangibles	113	89	19	—	221
Income before interest expense, income taxes, and noncontrolling interests	42	20	30	—	92
Total assets	1,102	1,338	391	10	2,841
Investment in affiliated companies	—	12	—	—	12
Expenditures for plant, property and equipment	45	58	15	—	118
Noncash items other than depreciation and amortization	8	(1)	1	—	8
At December 31, 2008, and for the Year Then Ended
Revenues from external customers	$2,630	$2,758	$528	$—	$5,916
Intersegment revenues	11	225	15	(251)	—
Interest income	—	10	1	—	11
Depreciation and amortization of intangibles	108	97	17	—	222
Income before interest expense, income taxes, and noncontrolling interests	(107)	85	19	—	(3)
Total assets	1,120	1,352	322	34	2,828
Investment in affiliated companies	—	14	—	—	14
Expenditures for plant, property and equipment	108	89	24	—	221
Noncash items other than depreciation and amortization	(122)	(11)	—	—	(133)
At December 31, 2007, and for the Year Then Ended
Revenues from external customers	$2,901	$2,737	$546	$—	$6,184
Intersegment revenues	9	398	14	(421)	—
Interest income	—	12	—	—	12
Depreciation and amortization of intangibles	103	86	16	—	205
Income before interest expense, income taxes, and noncontrolling interests	120	99	33	—	252
Total assets	1,555	1,605	368	62	3,590
Investment in affiliated companies	—	10	—	—	10
Expenditures for plant, property and equipment	106	74	18	—	198
Noncash items other than depreciation and amortization	(18)	(1)	1	—	(18)

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows information relating to our external customer revenues for each product or each group of similar products:

	Net Sales
	Year Ended December 31,
	2009	2008	2007
	(Millions)

Emission Control Systems & Products
Aftermarket	$315	$358	$370
Original Equipment
OE Value-add	1,638	2,128	2,288
OE Substrate	966	1,492	1,673

	2,604	3,620	3,961

	2,919	3,978	4,331

Ride Control Systems & Products
Aftermarket	721	761	734
Original Equipment	1,009	1,177	1,119

	1,730	1,938	1,853

Total Revenues	$4,649	$5,916	$6,184

The following customers accounted for 10 percent or more of our net sales in any of the last three years.

Customer	2009	2008	2007

General Motors	16%	20%	20%
Ford	14%	11%	13%

	Geographic Area
	United				Other	Reclass &
	States	Germany	Canada	China	Foreign(a)	Elims	Consolidated
				(Millions)

At December 31, 2009, and for the Year Then Ended
Revenues from external customers(b)	$1,531	$559	$416	$361	$1,782	$—	$4,649
Long-lived assets(c)	373	116	75	61	604	—	1,229
Total assets	984	409	125	249	1,153	(79)	2,841
At December 31, 2008, and for the Year Then Ended
Revenues from external customers(b)	$1,954	$898	$483	$309	$2,272	$—	$5,916
Long-lived assets(c)	421	130	74	57	599	—	1,281
Total assets	1,066	429	112	186	1,149	(114)	2,828
At December 31, 2007, and for the Year Then Ended
Revenues from external customers(b)	$2,121	$1,036	$590	$320	$2,117	$—	$6,184
Long-lived assets(c)	410	151	89	46	649	—	1,345
Total assets	1,476	477	150	198	1,423	(134)	3,590

Note:	(a) Revenues from external customers and long-lived assets for individual foreign countries other than Germany, Canada, and China are not material.

(b)	Revenues are attributed to countries based on location of the shipper.

(c)	Long-lived assets include all long-term assets except goodwill, intangibles and deferred tax assets.

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Commitments and Contingencies

Capital Commitments

We estimate that expenditures aggregating approximately $36 million will be required after December 31, 2009 to complete facilities and projects authorized at such date, and we have made substantial commitments in connection with these facilities and projects.

Lease Commitments

We have long-term leases for certain facilities, equipment and other assets. The minimum lease payments under non-cancelable leases with lease terms in excess of one year are:

						Subsequent
	2010	2011	2012	2013	2014	Years
	(Millions)

Operating Leases	$19	$15	$11	$6	$3	$13
Capital Leases	4	—	—	—	—	—

Total rental expense for the year 2009, 2008 and 2007 was $43 million, $46 million and $40 million, respectively.

Risk Related to the Automotive Industry and Concentration of Credit Risk

The deterioration in the global economy and global credit markets beginning in 2008 has negatively impacted global business activity in general, and specifically the automotive industry in which we operate. The market turmoil and tightening of credit, as well as the dramatic decline in the housing market in the United States and Western Europe, have led to a lack of consumer confidence evidenced by a rapid decline in light vehicle purchases in 2008 and the first six months of 2009. Light vehicle production during the first six months of 2009 decreased by 50 percent in North America and 35 percent in Europe as compared to the first six months of 2008. OE production has stabilized and overall the production environment strengthened in the third and fourth quarters compared to the first half of the year as production began to track more closely to vehicle sales after inventory corrections in the first half of the year. In North America, light vehicle production in the fourth quarter 2009 was up one percent year-over-year. In Europe, light vehicle production in the fourth quarter 2009 was up 14 percent year-over-year.

In response to current economic conditions, some of our customers have eliminated or are expected to eliminate certain light vehicle models or brands. While we do not believe that models eliminated to date will have a significant impact on us, changes in the models produced by our customers or sales of their brands may have an adverse effect on our market share. Additional declines in consumer demand would have a further adverse effect on the financial condition of our OE customers, and on our future results of operations. Continued or further financial difficulties at any of our major customers could have an adverse impact on the level of our future revenues and collection of our receivables from such customers.

Other than the impact from production shutdowns during the second quarter, we incurred no other economic loss from the bankruptcy filings of Chrysler or General Motors. We collected substantially all of our pre-petition receivables from Chrysler Group LLC and Chrysler Group LLC has assumed substantially all of the contracts which we had with Chrysler LLC. We collected substantially all of our pre-petition receivables from General Motors Company and General Motors Company has assumed substantially all of the contracts which we had with General Motors Corporation.

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In addition, we are subject to a number of lawsuits initiated by claimants alleging health problems as a result of exposure to asbestos. In the early 2000’s we were named in nearly 20,000 complaints, most of which were filed in Mississippi state court and the vast majority of which made no allegations of exposure to asbestos from our product categories. Most of these claims have been dismissed and our current docket of active and inactive cases is less than 500 cases nationwide. A small number of claims have been asserted by railroad workers alleging exposure to asbestos products in railroad cars manufactured by The Pullman Company, one of our subsidiaries. The balance of the claims is related to alleged exposure to asbestos in our automotive emission control products. Only a small percentage of the claimants allege that they were automobile mechanics and a significant number appear to involve workers in other industries or otherwise do not include sufficient information to determine whether there is any basis for a claim against us. We believe, based on scientific and other evidence, it is unlikely that mechanics were exposed to asbestos by our former muffler products and that, in any event, they would not be at increased risk of asbestos-related disease based on their work with these products. Further, many of these cases involve numerous defendants, with the number of each in some cases exceeding 100 defendants from a variety of industries. Additionally, the plaintiffs either do not specify any, or specify the jurisdictional minimum, dollar amount for damages. As major asbestos manufacturers continue to go out of business or file for bankruptcy, we may experience an increased number of these claims. We vigorously defend ourselves against these claims as part of our ordinary course of business. In future periods, we could be subject to cash costs or non-cash charges to earnings if any of these matters is resolved unfavorably to us. To date, with respect to claims that have proceeded sufficiently through the judicial process, we have regularly achieved favorable resolution. Accordingly, we presently believe that these asbestos-related claims will not have a material adverse impact on our future consolidated financial condition, results of operations or cash flows.

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

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the reserve. The reserve is included in both current and long-term liabilities on the balance sheet.

Below is a table that shows the activity in the warranty accrual accounts:

	Year Ended
	December 31,
	2009	2008	2007
	(Millions)

Beginning Balance	$27	$25	$25
Accruals related to product warranties	18	17	12
Reductions for payments made	(13)	(15)	(12)

Ending Balance	$32	$27	$25

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

As of December 31, 2009, we have the obligation to remediate or contribute towards the remediation of certain sites, including two existing Superfund sites. At December 31, 2009, our estimated share of environmental remediation costs at these sites was approximately $16 million on a discounted basis. The undiscounted value of the estimated remediation costs was $23 million. For those locations in which the liability was discounted, the weighted average discount rate used was 3.6 percent. Based on information known to us, we have established reserves that we believe are adequate for these costs. Although we believe these estimates of remediation costs are reasonable and are based on the latest available information, the costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute towards the remediation costs. In addition, certain environmental statutes provide that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at these sites has been considered, where appropriate, in our determination of our estimated liability.

The $16 million noted above includes $5 million of estimated environmental remediation costs that result from the bankruptcy of Mark IV Industries in 2009. Prior to our 1996 acquisition of The Pullman Company, Pullman had sold certain assets to Mark IV. As partial consideration for the purchase of these assets, Mark IV agreed to assume Pullman’s and its subsidiaries’ historical obligations to contribute to the environmental remediation of certain sites. Mark IV has filed a petition for insolvency under Chapter 11 of the United States Bankruptcy Code and notified Pullman that it no longer intends to continue to contribute toward the

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remediation of those sites. We are conducting a thorough analysis and review of these matters and it is possible that our estimate may change as additional information becomes available to us.

We do not believe that any potential costs associated with our current status as a potentially responsible party in the Superfund sites, or as a liable party at the other locations referenced herein, will be material to our condensed consolidated results of operations, financial position or cash flows.

13.	Supplemental Guarantor Condensed Consolidating Financial Statements

Basis of Presentation

Subject to limited exceptions, all of our existing and future material domestic 100 percent owned subsidiaries (which are referred to as the Guarantor Subsidiaries) fully and unconditionally guarantee our senior subordinated notes due in 2014, our senior notes due in 2015 and our senior secured notes due 2013 on a joint and several basis. We have not presented separate financial statements and other disclosures concerning each of the Guarantor Subsidiaries because management has determined that such information is not material to the holders of the notes. Therefore, the Guarantor Subsidiaries are combined in the presentation below.

These consolidating financial statements are presented on the equity method. Under this method, our investments are recorded at cost and adjusted for our ownership share of a subsidiary’s cumulative results of operations, capital contributions and distributions, and other equity changes. You should read the consolidating financial information of the Guarantor Subsidiaries in connection with our condensed consolidated financial statements and related notes of which this note is an integral part.

Distributions

There are no significant restrictions on the ability of the Guarantor Subsidiaries to make distributions to us.

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENT OF INCOME (LOSS)

	For the Year Ended December 31, 2009
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass
	Subsidiaries	Subsidiaries	Company)	& Elims	Consolidated
	(Millions)

Revenues
Net sales and operating revenues —
External	$1,915	$2,734	$—	$—	$4,649
Affiliated companies	92	399	—	(491)	—

	2,007	3,133	—	(491)	4,649

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	1,836	2,530	—	(491)	3,875
Engineering, research, and development	36	61	—	—	97
Selling, general, and administrative	105	236	3	—	344
Depreciation and amortization of intangibles	91	130	—	—	221

	2,068	2,957	3	(491)	4,537

Other income (expense)
Loss on sale of receivables	—	(9)	—	—	(9)
Other income (expense)	(2)	4	—	(13)	(11)

	(2)	(5)	—	(13)	(20)

Income (loss) before interest expense, income taxes, noncontrolling interests and equity in net income from affiliated companies	(63)	171	(3)	(13)	92

Interest expense —
External (net of interest capitalized)	(1)	4	130	—	133
Affiliated companies (net of interest income)	140	(15)	(125)	—	—
Income tax expense (benefit)	(1)	33	(19)	—	13
Equity in net income (loss) from affiliated companies	124	—	(84)	(40)	—

Net income (loss)	(77)	149	(73)	(53)	(54)

Less: Net income attributable to noncontrolling interests	—	19	—	—	19

Net income (loss) attributable to Tenneco Inc.	$(77)	$130	$(73)	$(53)	$(73)

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENT OF INCOME (LOSS)

	For the Year Ended December 31, 2008
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass
	Subsidiaries	Subsidiaries	Company)	& Elims	Consolidated
	(Millions)

Revenues
Net sales and operating revenues —
External	$2,392	$3,524	$—	$—	$5,916
Affiliated companies	66	476	—	(542)	—

	2,458	4,000	—	(542)	5,916

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	2,058	3,547	—	(542)	5,063
Goodwill impairment charge	114	—	—	—	114
Engineering, research, and development	52	75	—	—	127
Selling, general, and administrative	124	264	4	—	392
Depreciation and amortization of intangibles	86	136	—	—	222

	2,434	4,022	4	(542)	5,918

Other income (expense)
Loss on sale of receivables	—	(10)	—	—	(10)
Other income (expense)	63	(1)	(1)	(52)	9

	63	(11)	(1)	(52)	(1)

Income (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	87	(33)	(5)	(52)	(3)

Interest expense —
External (net of interest capitalized)	(3)	3	113	—	113
Affiliated companies (net of interest income)	124	(10)	(114)	—	—
Income tax expense (benefit)	20	89	185	(5)	289
Equity in net income (loss) from affiliated companies	(138)	—	(226)	364	—

Net income (loss)	(192)	(115)	(415)	317	(405)

Less: Net income attributable to noncontrolling interests	—	10	—	—	10

Net income (loss) attributable to Tenneco Inc.	$(192)	$(125)	$(415)	$317	$(415)

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENT OF INCOME (LOSS)

	For the Year Ended December 31, 2007
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass
	Subsidiaries	Subsidiaries	Company)	& Elims	Consolidated
	(Millions)

Revenues
Net sales and operating revenues —
External	$2,827	$3,357	$—	$—	$6,184
Affiliated companies	95	895	—	(990)	—

	2,922	4,252	—	(990)	6,184

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	2,619	3,582	(1)	(990)	5,210
Engineering, research, and development	55	59	—	—	114
Selling, general, and administrative	145	249	4	1	399
Depreciation and amortization of intangibles	80	125	—	—	205

	2,899	4,015	3	(989)	5,928

Other income (expense)
Loss on sale of receivables	—	(10)	—	—	(10)
Other income (expense)	13	3	—	(10)	6

	13	(7)	—	(10)	(4)

Income (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	36	230	(3)	(11)	252

Interest expense —
External (net of interest capitalized)	(2)	2	164	—	164
Affiliated companies (net of interest income)	185	(16)	(169)	—	—
Income tax expense (benefit)	(42)	78	57	(10)	83
Equity in net income (loss) from affiliated companies	135	—	50	(185)	—

Net income (loss)	30	166	(5)	186	5

Less: Net income attributable to noncontrolling interests	—	10	—	—	10

Net income (loss) attributable to Tenneco Inc.	$30	$156	$(5)	$(186)	$(5)

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

BALANCE SHEET

	December 31, 2009
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass
	Subsidiaries	Subsidiaries	Company)	& Elims	Consolidated
	(Millions)

ASSETS
Current assets:
Cash and cash equivalents	$20	$147	$—	$—	$167
Receivables, net	289	936	39	(668)	596
Inventories	161	267	—	—	428
Deferred income taxes	—	69	—	(34)	35
Prepayments and other	43	124	—	—	167

Total current assets	513	1,543	39	(702)	1,393

Other assets:
Investment in affiliated companies	591	—	632	(1,223)	—
Notes and advances receivable from affiliates	3,872	308	5,818	(9,998)	—
Long-term receivables, net	3	5	—	—	8
Goodwill	22	67	—	—	89
Intangibles, net	16	14	—	—	30
Deferred income taxes	75	25	15	(15)	100
Other	28	58	25	—	111

	4,607	477	6,490	(11,236)	338

Plant, property, and equipment, at cost	1,005	2,094	—	—	3,099
Less — Accumulated depreciation and amortization	(696)	(1,293)	—	—	(1,989)

	309	801	—	—	1,110

Total assets	$5,429	$2,821	$6,529	$(11,938)	$2,841

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)
Short-term debt — non-affiliated	$—	$74	$1	$—	$75
Short-term debt — affiliated	302	229	10	(541)	—
Trade payables	270	609	—	(113)	766
Accrued taxes	6	30	—	—	36
Other	167	166	39	(48)	324

Total current liabilities	745	1,108	50	(702)	1,201

Long-term debt — non-affiliated	—	8	1,137	—	1,145
Long-term debt — affiliated	4,374	261	5,363	(9,998)	—
Deferred income taxes	15	66	—	(15)	66
Postretirement benefits and other liabilities	326	81	—	4	411
Commitments and contingencies

Total liabilities	5,460	1,524	6,550	(10,711)	2,823

Redeemable noncontrolling interests	—	7	—	—	7

Tenneco Inc. Shareholders’ equity	(31)	1,258	(21)	(1,227)	(21)

Noncontrolling interests	—	32	—	—	32

Total equity	(31)	1,290	(21)	(1,227)	11

Total liabilities, redeemable noncontrolling interests and equity	$5,429	$2,821	$6,529	$(11,938)	$2,841

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

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENT OF CASH FLOWS

	Year Ended December 31, 2009
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass
	Subsidiaries	Subsidiaries	Company)	& Elims	Consolidated
	(Millions)

Operating Activities
Net cash provided (used) by operating activities	$347	$160	$(266)	$—	$241

Investing Activities
Proceeds from sale of assets	—	5	—	—	5
Cash payments for plant, property, and equipment	(42)	(78)	—	—	(120)
Acquisition of business (net of cash acquired)	—	1	—	—	1
Cash payments for software related intangible assets	(2)	(4)	—	—	(6)
Investments and other	—	1	—	—	1

Net cash used by investing activities	(44)	(75)	—	—	(119)

Financing Activities
Issuance of common shares	—	—	188	—	188
Issuance of long-term debt	—	—	6	—	6
Retirement of long-term debt	—	(5)	(17)	—	(22)
Debt issuance cost on long-term debt	—	—	(8)	—	(8)
Increase (decrease) in bank overdrafts	—	(23)	—	—	(23)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	—	21	(239)	—	(218)
Intercompany dividends and net increase (decrease) in intercompany obligations	(299)	(37)	336	—	—
Distribution to noncontrolling interests partners	—	(10)	—	—	(10)

Net cash provided (used) by financing activities	(299)	(54)	266	—	(87)

Effect of foreign exchange rate changes on cash and cash equivalents	—	6	—	—	6

Increase (decrease) in cash and cash equivalents	4	37	—	—	41
Cash and cash equivalents, January 1	16	110	—	—	126

Cash and cash equivalents, December 31 (Note)	$20	$147	$—	$—	$167

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENT OF CASH FLOWS

	Year Ended December 31, 2008
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass
	Subsidiaries	Subsidiaries	Company)	& Elims	Consolidated
	(Millions)

Operating Activities
Net cash provided (used) by operating activities	$167	$130	$(137)	$—	$160

Investing Activities
Proceeds from sale of assets	—	3	—	—	3
Cash payments for plant, property, and equipment	(90)	(143)	—	—	(233)
Acquisition of business (net of cash acquired)	(19)	3	—	—	(16)
Cash payments for software related intangible assets	(9)	(6)	—	—	(15)
Investments and other	—	—	—	—	—

Net cash used by investing activities	(118)	(143)	—	—	(261)

Financing Activities
Issuance of common shares	—	—	2	—	2
Issuance of long-term debt	—	1	—	—	1
Retirement of long-term debt	—	(4)	(2)	—	(6)
Debit issuance cost on long-term debt	—	—	(2)	—	(2)
Increase (decrease) in bank overdrafts	—	(1)	—	—	(1)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	—	7	70	—	77
Intercompany dividends and net increase (decrease) in intercompany obligations	(39)	(30)	69	—	—
Distribution to noncontrolling interests partners	—	(13)	—	—	(13)

Net cash provided (used) by financing activities	(39)	(40)	137	—	58

Effect of foreign exchange rate changes on cash and cash equivalents	—	(19)	—	—	(19)

Increase (decrease) in cash and cash equivalents	10	(72)	—	—	(62)
Cash and cash equivalents, January 1	6	182	—	—	188

Cash and cash equivalents, December 31 (Note)	$16	$110	$—	$—	$126

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENT OF CASH FLOWS

	Year Ended December 31, 2007
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass
	Subsidiaries	Subsidiaries	Company)	& Elims	Consolidated
	(Millions)

Operating Activities
Net cash provided (used) by operating activities	$380	$302	$(524)	$—	$158

Investing Activities
Proceeds from sale of assets	1	9	—	—	10
Cash payments for plant, property, and equipment	(59)	(118)	—	—	(177)
Cash payment for net assets purchased	(16)	—	—	—	(16)
Cash payments for software related intangible assets	(13)	(6)	—	—	(19)
Investments and other	—	(250)	250	—	—

Net cash provided (used) by investing activities	(87)	(365)	250	—	(202)

Financing Activities
Issuance of common shares	—	—	8	—	8
Issuance of subsidiary equity	41	(41)	—	—	—
Issuance of long-term debt	—	—	400	—	400
Retirement of long-term debt	—	(3)	(588)	—	(591)
Debt issuance cost on long-term debt	—	—	(11)	—	(11)
Increase (decrease) in bank overdrafts	—	7	—	—	7
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	—	16	167	—	183
Intercompany dividends and net increase (decrease) in intercompany obligations	(384)	86	298	—	—
Distribution to noncontrolling interests partners	—	(6)	—	—	(6)

Net cash provided (used) by financing activities	(343)	59	274	—	(10)

Effect of foreign exchange rate changes on cash and cash equivalents	—	40	—	—	40

Increase (decrease) in cash and cash equivalents	(50)	36	—	—	(14)
Cash and cash equivalents, January 1	56	146	—	—	202

Cash and cash equivalents, December 31 (Note)	$6	$182	$—	$—	$188

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Quarterly Financial Data (Unaudited)

			Income Before
	Net Sales	Cost of Sales	Interest Expense,
	and	(Excluding	Income Taxes
	Operating	Depreciation and	and Noncontrolling	Net
Quarter	Revenues	Amortization)	Interests	Income (Loss)
	(Millions)

2009
1st	$967	$827	$(13)	$(49)
2nd	1,106	913	17	(33)
3rd	1,254	1,043	35	(8)
4th	1,322	1,092	53	17

	$4,649	$3,875	$92	$(73)

2008
1st	$1,560	$1,326	$39	$6
2nd	1,651	1,383	75	13
3rd	1,497	1,298	28	(136)
4th	1,208	1,056	(145)	(298)

	$5,916	$5,063	$(3)	$(415)

	Basic	Diluted
	Earnings (Loss)	Earnings (Loss)
	per Share of	per Share of
Quarter	Common Stock	Common Stock

2009
1st	$(1.05)	$(1.05)
2nd	(0.72)	(0.72)
3rd	(0.17)	(0.17)
4th	0.33	0.32
Full Year	(1.50)	(1.50)
2008
1st	$0.14	$0.13
2nd	0.26	0.26
3rd	(2.92)	(2.92)
4th	(6.40)	(6.40)
Full Year	(8.95)	(8.95)

Note:	The sum of the quarters may not equal the total of the respective year’s earnings per share on either a basic or diluted basis due to changes in the weighted average shares outstanding throughout the year.

(The preceding notes are an integral part of the foregoing consolidated financial statements.)

SCHEDULE II

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance	Charged	Charged
	at	to	to		Balance
	Beginning	Costs and	Other		at End
Description	of Year	Expenses	Accounts	Deductions	of Year
	(Millions)

Allowance for Doubtful Accounts and Notes Deducted from Assets to Which it Applies:
Year Ended December 31, 2009	$24	$5	$—	$4	$25

Year Ended December 31, 2008	$25	$3	$2	$6	$24

Year Ended December 31, 2007	$23	$3	$2	$3	$25

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The sections entitled “Election of Directors” and “Corporate Governance” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 12, 2010 are incorporated herein by reference. In addition, Item 4.1 of this Annual Report on Form 10-K, which appears at the end of Part I, is incorporated herein by reference.

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

The section entitled “Executive Compensation” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2010 is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The section entitled “Ownership of Common Stock” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2010 is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows, as of December 31, 2009, information regarding outstanding awards available under our compensation plans (including individual compensation arrangements) under which our equity securities may be delivered:

	(a)		(c)
	Number of	(b)	Number of
	securities to be	Weighted-	securities
	issued upon	average exercise	available for
	exercise of	price of	future
	outstanding	outstanding	issuance
	options,	options,	(excluding
	warrants and	warrants and	shares in
Plan category	rights(1)	rights	column (a))(1)

Equity compensation plans approved by security holders:
Stock Ownership Plan(2)	535,728	$5.65	—
2002 Long-Term Incentive Plan (as amended)(3)	1,156,746	$12.58	—
2006 Long-Term Incentive Plan(4)	1,732,983	$15.98	2,551,620

(1)	Reflects the number of shares of the Company’s common stock. Does not include 335,513 shares that may be issued in settlement of common stock equivalent units that were credited to outside directors as payment for their retainer and other fees. In general, these units are settled in cash. At the option of the Company, however, the units may be settled in shares of the Company’s common stock.

(2)	This plan terminated as to new awards on December 31, 2001 (except awards pursuant to commitments outstanding at that date).

(3)	This plan terminated as to new awards upon adoption of our 2006 Long-term Incentive Plan (except awards pursuant to commitments outstanding on that date).

(4)	Does not include 644,052 shares subject to outstanding restricted stock (vest over time) as of December 31, 2009 that were issued at a weighted average exercise price of $9.85. Under this plan, as of December 31, 2009, a maximum of 2,041,296 shares remained available for delivery under full value awards (i.e., bonus stock, stock equivalent units, performance units, restricted stock and restricted stock units).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The subsections entitled “The Board of Directors and its Committees — General” and “Transactions with Related Persons” under the section entitled “Corporate Governance” in our definitive Proxy Statement for the annual meeting of Stockholders to be held on May 12, 2010 are incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The sections entitled “Ratify Appointment of Independent Public Accountants — Audit, Audit-Related, Tax and All Other Fees” and “Ratify Appointment of Independent Public Accountants — Pre-Approval Policy” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2010 are incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN ITEM 8

See “Index to Financial Statements of Tenneco Inc. and Consolidated Subsidiaries” set forth in Item 8, “Financial Statements and Supplementary Data” for a list of financial statements filed as part of this Report.

INDEX TO SCHEDULE INCLUDED IN ITEM 8

Page

Schedule of Tenneco Inc. and Consolidated Subsidiaries — Schedule II — Valuation and qualifying accounts — three years ended December 31, 2009	131

SCHEDULES OMITTED AS NOT REQUIRED OR INAPPLICABLE

Schedule I — Condensed financial information of registrant
Schedule III — Real estate and accumulated depreciation
Schedule IV — Mortgage loans on real estate
Schedule V — Supplemental information concerning property — casualty insurance operations

EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-K for the fiscal year ended December 31, 2009, or incorporated herein by reference (exhibits designated by an asterisk are filed with the report; all other exhibits are incorporated by reference):

INDEX TO EXHIBITS

Exhibit
Number			Description

2		—	None.
3	.1(a)	—	Restated Certificate of Incorporation of the registrant dated December 11, 1996 (incorporated herein by reference from Exhibit 3.1(a) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-12387).
3	.1(b)	—	Certificate of Amendment, dated December 11, 1996 (incorporated herein by reference from Exhibit 3.1(c) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-12387).
3	.1(c)	—	Certificate of Ownership and Merger, dated July 8, 1997 (incorporated herein by reference from Exhibit 3.1(d) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-12387).
3	.1(d)	—	Certificate of Designation of Series B Junior Participating Preferred Stock dated September 9, 1998 (incorporated herein by reference from Exhibit 3.1(d) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 1-12387).
3	.1(e)	—	Certificate of Elimination of the Series A Participating Junior Preferred Stock of the registrant dated September 11, 1998 (incorporated herein by reference from Exhibit 3.1(e) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 1-12387).
3	.1(f)	—	Certificate of Amendment to Restated Certificate of Incorporation of the registrant dated November 5, 1999 (incorporated herein by reference from Exhibit 3.1(f) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
3	.1(g)	—	Certificate of Amendment to Restated Certificate of Incorporation of the registrant dated November 5, 1999 (incorporated herein by reference from Exhibit 3.1(g) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
3	.1(h)	—	Certificate of Ownership and Merger merging Tenneco Automotive Merger Sub Inc. with and into the registrant, dated November 5, 1999 (incorporated herein by reference from Exhibit 3.1(h) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
3	.1(i)	—	Certificate of Amendment to Restated Certificate of Incorporation of the registrant dated May 9, 2000 (incorporated herein by reference from Exhibit 3.1(i) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-12387).
3	.1(j)	—	Certificate of Ownership and Merger merging Tenneco Inc. with and into the registrant, dated October 27, 2005 (incorporated herein by reference from Exhibit 99.1 of the registrant’s Current Report on Form 8-K dated October 28, 2005, File No. 1-12387).
3.2		—	By-laws of the registrant, as amended March 4, 2008 (incorporated herein by reference from Exhibit 99.1 of the registrant’s Current Report on Form 8-K event date March 4, 2008, File No. 1-12387).
3.3		—	Certificate of Incorporation of Tenneco Global Holdings Inc. (“Global”), as amended (incorporated herein by reference to Exhibit 3.3 to the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
3.4		—	By-laws of Global (incorporated herein by reference to Exhibit 3.4 to the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
3.5		—	Certificate of Incorporation of TMC Texas Inc. (“TMC”) (incorporated herein by reference to Exhibit 3.5 to the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
3.6		—	By-laws of TMC (incorporated herein by reference to Exhibit 3.6 to the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).

Exhibit
Number			Description

3.7		—	Amended and Restated Certificate of Incorporation of Tenneco International Holding Corp. (“TIHC”) (incorporated herein by reference to Exhibit 3.7 to the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
3.8		—	Amended and Restated By-laws of TIHC (incorporated herein by reference to Exhibit 3.8 to the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
3.9		—	Certificate of Incorporation of Clevite Industries Inc. (“Clevite”), as amended (incorporated herein by reference to Exhibit 3.9 to the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
3.10		—	By-laws of Clevite (incorporated herein by reference to Exhibit 3.10 to the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
3.11		—	Amended and Restated Certificate of Incorporation of The Pullman Company (“Pullman”) (incorporated herein by reference to Exhibit 3.11 to the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
3.12		—	By-laws of Pullman (incorporated herein by reference to Exhibit 3.12 to the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
3.13		—	Certificate of Incorporation of Tenneco Automotive Operating Company Inc. (“Operating”) (incorporated herein by reference to Exhibit 3.13 to the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
3.14		—	By-laws of Operating (incorporated herein by reference to Exhibit 3.14 to the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
4	.1(a)	—	Indenture, dated as of November 1, 1996, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference from Exhibit 4.1 of the registrant’s Registration Statement on Form S-4, Registration No. 333-14003).
4	.1(b)	—	First Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference from Exhibit 4.3(b) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
4	.1(c)	—	Third Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference from Exhibit 4.3(d) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
4	.1(d)	—	Fourth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference from Exhibit 4.3(e) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
4	.1(e)	—	Eleventh Supplemental Indenture, dated October 21, 1999, to Indenture dated November 1, 1996 between The Chase Manhattan Bank, as Trustee, and the registrant (incorporated herein by reference from Exhibit 4.2(l) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
4.2		—	Specimen stock certificate for Tenneco Inc. common stock (incorporated herein by reference from Exhibit 4.3 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-12387).
4	.3(a)	—	Indenture dated October 14, 1999 by and between the registrant and The Bank of New York, as trustee (incorporated herein by reference from Exhibit 4.4(a) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
4	.3(b)	—	Supplemental Indenture dated November 4, 1999 among Tenneco Automotive Operating Company Inc., Tenneco International Holding Corp., Tenneco Global Holdings Inc., The Pullman Company, Clevite Industries Inc. and TMC Texas Inc. in favor of The Bank of New York, as trustee (incorporated herein by reference from Exhibit 4.4(b) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).

Exhibit
Number			Description

4	.3(c)	—	Subsidiary Guarantee dated as of October 14, 1999 from Tenneco Automotive Operating Company Inc., Tenneco International Holding Corp., Tenneco Global Holdings Inc., The Pullman Company, Clevite Industries Inc. and TMC Texas Inc. in favor of The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.4(c) to the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
4	.4(a)	—	Second Amended and Restated Credit Agreement, dated as of March 16, 2007, among Tenneco Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto (incorporated herein by reference from Exhibit 99.1 of the registrant’s Current Report on Form 8-K dated March 16, 2007).
4	.4(b)	—	Guarantee and Collateral Agreement, dated as of March 16, 2007 (amending and restating the Guarantee and Collateral Agreement dated as of November 4, 1999, as previously amended and amended and restated), among Tenneco Inc., various of its subsidiaries and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference from Exhibit 99.2 of the registrant’s Current Report on Form 8-K dated March 16, 2007).
4	.4(c)	—	Waiver, dated July 23, 2007, to Second Amended and Restated Credit Agreement, dated as March 16, 2007, by and among the registrant, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto (incorporated herein by reference from Exhibit 4.5(c) to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-12387).
4	.4(d)	—	Second Amendment, dated November 26, 2007, to Second Amended and Restated Credit Agreement, dated as March 16, 2007, by and among the registrant, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto (incorporated herein by reference from Exhibit 4.5(d) to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-12387).
4	.4(e)	—	Third Amendment, dated as of December 23, 2008, to Second Amended and Restated Credit Agreement, dated as of March 16, 2007, by and among the registrant, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto (incorporated herein by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated December 23, 2008).
4	.4(f)	—	Fourth Amendment, dated as of February 23, 2009, to Second Amended and Restated Credit Agreement, dated as of March 16, 2007, by and among the registrant, JP Morgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto (incorporated herein by reference from Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated February 23, 2009).
4	.5(a)	—	Indenture, dated as of June 19, 2003, among the registrant, the subsidiary guarantors named therein and Wachovia Bank, National Association (incorporated herein by reference from Exhibit 4.6(a) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12387).
4	.5(b)	—	Collateral Agreement, dated as of June 19, 2003, by the registrant and the subsidiary guarantors named therein in favor of Wachovia Bank, National Association (incorporated herein by reference from Exhibit 4.6(b) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12387).
4	.5(c)	—	Registration Rights Agreement, dated as of June 19, 2003, among the registrant, the subsidiary guarantors named therein, and the initial purchasers named therein, for whom JPMorgan Securities Inc. acted as representative (incorporated herein by reference from Exhibit 4.6(c) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12387).
4	.5(d)	—	Supplemental Indenture, dated as of December 12, 2003, among the registrant, the subsidiary guarantors named therein and Wachovia Bank, National Association (incorporated herein by reference to Exhibit 4.6(d) to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-12387).
4	.5(e)	—	Registration Rights Agreement, dated as of December 12, 2003, among the registrant, the subsidiary guarantors named therein, and the initial purchasers named therein, for whom Banc of America Securities LLC acted as representative agent (incorporated herein by reference to Exhibit 4.5(a) to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-12387).

Exhibit
Number			Description

4	.5(f)	—	Second Supplemental Indenture, dated as of October 28, 2005, among the registrant, the subsidiary guarantors named therein and Wachovia Bank, National Association (incorporated herein by reference from Exhibit 4.6(f) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 1-12387).
4	.5(g)	—	Third Supplemental Indenture, dated as of November 14, 2007, by and among the registrant, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated November 14, 2007).
4.6		—	Intercreditor Agreement, dated as of June 19, 2003, among JPMorgan Chase Bank, as Credit Agent, Wachovia Bank, National Association, as Trustee and Collateral Agent, and the registrant (incorporated herein by reference from Exhibit 4.7 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12387).
4	.7(a)	—	Indenture, dated as of November 19, 2004, among the registrant, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A. (incorporated herein by reference from Exhibit 99.1 of the registrant’s Current Report on Form 8-K dated November 19, 2004, File No. 1-12387).
4	.7(b)	—	Supplemental Indenture, dated as of March 28, 2005, among the registrant, the guarantors party thereto and the Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference from Exhibit 4.3 to the registrant’s Registration Statement on Form S-4, Reg. No. 333-123752).
4	.7(c)	—	Registration Rights Agreement, dated as of November 19, 2004, among the registrant, the guarantors party thereto and the initial purchasers party thereto (incorporated herein by reference from Exhibit 4.2 to the registrant’s Registration Statement on Form S-4, Reg. No. 333-123752).
4	.7(d)	—	Second Supplemental Indenture, dated as of October 27, 2005, among the registrant, the guarantors party thereto and the Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference from Exhibit 4.8(d) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 1-12387).
4	.8(a)	—	Indenture, dated as of November 19, 2007, by and among the registrant, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated herein by reference from Exhibit 4.9(a) to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-12387).
4	.8(b)	—	Registration Rights Agreement, dated November 19, 2007, by and among the registrant, the subsidiary guarantors party thereto and the initial purchasers party thereto (incorporated herein by reference from Exhibit 4.9(b) to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-12387).
4	.8(c)	—	Agreement of Resignation, Appointment and Acceptance between Tenneco Inc., Wells Fargo Bank, National Association and Bank of New York Mellon Trust Company, N. A. (incorporated herein by reference from Exhibit 10.1 of the registrant’s Quarterly report on form 10-Q for the quarter ended September 30, 2009, File No. 1-12387).
9		—	None.
10.1			Distribution Agreement, dated November 1, 1996, by and among El Paso Tennessee Pipeline Co., the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 2 of the registrant’s Form 10, File No. 1-12387).
10.2		—	Amendment No. 1 to Distribution Agreement, dated as of December 11, 1996, by and among El Paso Tennessee Pipeline Co., the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.2 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
10.3		—	Debt and Cash Allocation Agreement, dated December 11, 1996, by and among El Paso Tennessee Pipeline Co. , the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.3 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
10.4		—	Benefits Agreement, dated December 11, 1996, by and among El Paso Tennessee Pipeline Co., the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.4 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).

Exhibit
Number			Description

10.5		—	Insurance Agreement, dated December 11, 1996, by and among El Paso Tennessee Pipeline Co., the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.5 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
10.6		—	Tax Sharing Agreement, dated December 11, 1996, by and among El Paso Tennessee Pipeline Co., Newport News Shipbuilding Inc., the registrant, and El Paso Natural Gas Company (incorporated herein by reference from Exhibit 10.6 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
10.7		—	First Amendment to Tax Sharing Agreement, dated as of December 11, 1996, among El Paso Tennessee Pipeline Co., the registrant, El Paso Natural Gas Company and Newport News Shipbuilding Inc. (incorporated herein by reference from Exhibit 10.7 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
+10	.8	—	Change of Control Severance Benefits Plan for Key Executives (incorporated herein by reference from Exhibit 10.13 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
+10	.9	—	Stock Ownership Plan (incorporated herein by reference from Exhibit 10.10 of the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
+10	.10	—	Key Executive Pension Plan (incorporated herein by reference from Exhibit 10.11 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
+10	.11	—	Deferred Compensation Plan (incorporated herein by reference from Exhibit 10.12 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
+10	.12	—	Supplemental Executive Retirement Plan (incorporated herein by reference from Exhibit 10.13 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
10.13		—	Human Resources Agreement by and between the registrant and Tenneco Packaging Inc. dated November 4, 1999 (incorporated herein by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated November 4, 1999, File No. 1-12387).
10.14		—	Tax Sharing Agreement by and between the registrant and Tenneco Packaging Inc. dated November 3, 1999 (incorporated herein by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K dated November 4, 1999, File No. 1-12387).
10.15		—	Amended and Restated Transition Services Agreement by and between the registrant and Tenneco Packaging Inc. dated as of November 4, 1999 (incorporated herein by reference from Exhibit 10.21 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
10.16		—	Assumption Agreement among Tenneco Automotive Operating Company Inc., Tenneco International Holding Corp., Tenneco Global Holdings Inc., The Pullman Company, Clevite Industries Inc., TMC Texas Inc., Salomon Smith Barney Inc. and the other Initial Purchasers listed in the Purchase Agreement dated as of November 4, 1999 (incorporated herein by reference from Exhibit 10.24 of the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
+10	.17	—	Amendment No. 1 to Change in Control Severance Benefits Plan for Key Executives (incorporated herein by reference from Exhibit 10.23 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
+10	.18	—	Form of Indemnity Agreement entered into between the registrant and the following directors of the registrant: Paul Stecko, M. Kathryn Eickhoff and Dennis Severance (incorporated herein by reference from Exhibit 10.29 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-12387).
+10	.19	—	Letter Agreement dated July 27, 2000 between the registrant and Timothy E. Jackson (incorporated herein by reference from Exhibit 10.27 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
+10	.20	—	Letter Agreement dated as of June 1, 2001 between the registrant and Hari Nair (incorporated herein by reference from Exhibit 10.28 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-12387).

Exhibit
Number			Description

+10	.21	—	2002 Long-Term Incentive Plan (As Amended and Restated Effective March 11, 2003) (incorporated herein by reference from Exhibit 10.26 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12387).
+10	.22	—	Amendment No. 1 to Deferred Compensation Plan (incorporated herein by reference from Exhibit 10.27 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-12387).
+10	.23	—	Supplemental Stock Ownership Plan (incorporated herein by reference from Exhibit 10.28 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-12387).
+10	.24	—	Form of Stock Option Agreement for employees under the 2002 Long-Term Incentive Plan, as amended (providing for a ten year option term) (incorporated herein by reference from Exhibit 99.2 of the registrant’s Current Report on Form 8-K dated January 13, 2005, File No. 1-12387).
+10	.25	—	Form of Stock Option Agreement for non-employee directors under the 2002 Long-Term Incentive Plan, as amended (providing for a ten year option term) (incorporated herein by reference from Exhibit 99.3 of the registrant’s Current Report on Form 8-K dated January 13, 2005, File No. 1-12387).
+10	.26	—	Form of Stock Option Agreement for employees under the 2002 Long-Term Incentive Plan, as amended (providing for a seven year option term) (incorporated herein by reference from Exhibit 99.2 of the registrant’s Current Report on Form 8-K dated January 17, 2005, File No. 1-12387).
+10	.27	—	Form of Stock Option Agreement for non-employee directors under the 2002 Long-Term Incentive Plan, as amended (providing for a seven year option term) (incorporated herein by reference from Exhibit 99.3 of the registrant’s Current Report on Form 8-K dated January 17, 2005, File No. 1-12387).
+10	.28	—	Amendment No. 1 to the Key Executive Pension Plan (incorporated herein by reference from Exhibit 10.39 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-12387).
+10	.29	—	Amendment No. 1 to the Supplemental Executive Retirement Plan (incorporated herein by reference from Exhibit 10.40 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-12387).
+10	.30	—	Second Amendment to the Key Executive Pension Plan (incorporated herein by reference from Exhibit 10.41 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-12387).
+10	.31	—	Amendment No. 2 to the Deferred Compensation Plan (incorporated herein by reference from Exhibit 10.42 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-12387).
+10	.32	—	Supplemental Retirement Plan (incorporated herein by reference from Exhibit 10.43 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-12387).
+10	.33	—	Supplemental Pension Plan for Management (incorporated herein by reference from Exhibit 10.45 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-12387).
+10	.34	—	Intentionally omitted.
+10	.35	—	Amended and Restated Value Added (“TAVA”) Incentive Compensation Plan, effective January 1, 2006 (incorporated herein by reference from Exhibit 10.47 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-12387).
+10	.36	—	Tenneco Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K, dated May 9, 2006).
+10	.37	—	Form of Restricted Stock Award Agreement for non-employee directors under the Tenneco Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K, dated May 9, 2006).
+10	.38	—	Form of Stock Option Agreement for employees under the Tenneco Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.3 to the registrant’s Current Report on Form 8-K, dated May 9, 2006).

Exhibit
Number			Description

+10	.39	—	Form of Restricted Stock Award Agreement for employees under the Tenneco Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.4 to the registrant’s Current Report on Form 8-K, dated May 9, 2006).
+10	.40	—	Form of First Amendment to the Tenneco Inc. Supplemental Pension Plan for Management (incorporated herein by reference from Exhibit 10.56 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-12387).
+10	.41	—	Form of First Amendment to the Tenneco Inc. Supplemental Retirement Plan (incorporated herein by reference from Exhibit 10.57 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-12387).
+10	.42	—	Letter Agreement dated January 5, 2007 between the registrant and Hari N. Nair (incorporated herein by reference from Exhibit 10.60 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-12387).
+10	.43	—	Letter Agreement between Tenneco Inc. and Gregg Sherrill (incorporated herein by reference from Exhibit 99.2 of the registrant’s Current Report on Form 8-K dated as of January 5, 2007, File No. 1-12387).
+10	.44	—	Letter Agreement between Tenneco Inc. and Gregg Sherrill, dated as of January 15, 2007 (incorporated herein by reference from Exhibit 99.1 of the registrant’s Current Report on Form 8-K dated as of January 15, 2007, File No. 1-12387).
+10	.45	—	Form of Restricted Stock Agreement between Tenneco Inc. and Gregg M. Sherrill (incorporated by reference to Exhibit 10.63 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-12387).
+10	.46	—	Form of Long-Term Performance Unit Award Under the 2006 Long-Term Incentive Plan (stub period award for 2007) (incorporated herein by reference from Exhibit 10.64 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, File No. 1-12387).
+10	.47	—	Form of Long-Term Performance Unit Award Under the 2006 Long-Term Incentive Plan (three-year award for 2007-2009 period) (incorporated herein by reference from Exhibit 10.65 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, File No. 1-12387).
*+10	.48	—	Tenneco Inc. Change in Control Severance Benefit Plan for Key Executives, as Amended and Restated effective December 12, 2007 (incorporated herein by reference from Exhibit 10.61 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-12387).
+10	.49	—	Form of Long-Term Performance Unit Award Under the 2006 Long-Term Incentive Plan (stub period award for 2008) (incorporated herein by reference from Exhibit 10.67 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-12387).
+10	.50	—	Form of Long-Term Performance Unit Award Under the 2006 Long-Term Incentive Plan (three-year award for periods commencing with 2008) (incorporated herein by reference from Exhibit 10.68 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-12387).
+10	.51	—	Letter Agreement dated January 5, 2007 between the registrant and Timothy E. Jackson (incorporated herein by reference from Exhibit 10.69 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-12387).
+10	.52	—	Excess Benefit Plan, including Supplements for Gregg M. Sherrill and Kenneth R. Trammell (incorporated by reference to Exhibit 10.65 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 1-12387).
+10	.53	—	Amendment No. 2 to Change in Control Severance Benefit Plan for Key Executives (incorporated by reference to Exhibit 10.66 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 1-12387).
+10	.54	—	Incentive Deferral Plan, as Amended and Restated Effective as of January 1, 2008 (incorporated by reference to Exhibit 10.67 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 1-12387).
+10	.55	—	Code Section 409A Amendment to 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.68 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 1-12387).

Exhibit
Number			Description

+10	.56	—	Code Section 409A Amendment to 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.69 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 1-12387).
+10	.57	—	Code Section 409A to Excess Benefit Plan (incorporated by reference to Exhibit 10.70 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 1-12387).
+10	.58	—	Code Section 409A Amendment to Supplemental Retirement Plan (incorporated by reference to Exhibit 10.71 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 1-12387).
+10	.59	—	Code Section 409A Amendment to Supplemental Pension Plan for Management (incorporated by reference to Exhibit 10.72 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 1-12387).
+10	.60	—	Code Section 409A Amendment to Amended and Restated Value Added (“TAVA”) Incentive Compensation Plan (incorporated by reference to Exhibit 10.73 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 1-12387).
+10	.61	—	Code Section 409A Amendment to Letter Agreement between the registrant and Gregg M. Sherrill (incorporated by reference to Exhibit 10.74 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 1-12387).
+10	.62	—	Code Section 409A Amendment to Letter Agreement between the registrant and Hari N. Nair (incorporated by reference to Exhibit 10.75 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 1-12387).
+10	.63	—	Code Section 409A Amendment to Letter Agreement between the registrant and Timothy E. Jackson (incorporated by reference to Exhibit 10.76 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 1-12387).
10.64		—	Second Amended and Restated Receivables Purchase Agreement, dated as of May 4, 2005, among the registrant, as Servicer, Tenneco Automotive RSA Company, as Seller, Jupiter Securitization Corporation and Liberty Street Funding Corp., as Conduits The Bank of Nova Scotia, JP Morgan Chase Bank, N.A. and the Committed Purchasers from time to time party thereto, and Amendments 1 through 10 thereto (incorporated herein by reference from Exhibit 10.77 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-12387).
10.65		—	Amendment No. 11, dated as of April 29, 2009, to Second Amended and Restated Receivable Purchase Agreement (incorporated herein by reference from Exhibit 10.1 of the registrant’s Quarterly report on form 10-Q for the quarter ended March 31, 2009, File No. 1-12387).
+10	.66	—	Tenneco Inc. 2006 Long-Term Incentive Plan (as amended and restated effective March 11, 2009) (incorporated herein by reference to Appendix A of the registrant’s proxy statement on Schedule 14A, filed with the Securities and Exchange Commission on March 31, 2009, File No. 1-12387).
10.67		—	Amendment No. 12, dated as of June 25, 2009, to Second Amended and Restated Receivable Purchase Agreement (incorporated herein by reference from Exhibit 10.1 of the registrant’s Quarterly report on form 10-Q for the quarter ended June 30, 2009, File No. 1-12387).
10.68		—	Amendment No. 13, dated as of July 31, 2009, to Second Amended and Restated Receivable Purchase Agreement (incorporated herein by reference from Exhibit 10.2 of the registrant’s Quarterly report on form 10-Q for the quarter ended June 30, 2009, File No. 1-12387).
10.69		—	Underwriting Agreement, dated November 18, 2009, between Tenneco Inc. and the underwriters named therein (incorporated by reference to Exhibit 1.1 of the registrant’s Current Report on Form 8-K filed November 19, 2009, File No. 1-12387).
*+10	.70	—	Amendment, effective January 15, 2010, to Amended and Restated Tenneco Value Added Incentive Compensation Plan.
*+10	.71	—	Amendment dated December 18, 2009, to Tenneco Inc. Incentive Deferral Plan.
*+10	.72	—	Form of Amendment to Long-Term Performance Unit Award under the 2006 Long-Term Incentive Plan (three year award for 2007-2009 period).
*+10	.73	—	Form of Amendment to Long-Term Performance Unit Award under the 2006 Long-Term Incentive Plan (three year award for 2008-2010 period).

Exhibit
Number			Description

*10	.74	—	Amendment No. 14, dated February 19, 2010, to Second Amended and Restated Receivable Purchase Agreement.
11		—	None.
*12		—	Computation of Ratio of Earnings to Fixed Charges.
13		—	None.
14		—	Tenneco Inc. Code of Ethical Conduct for Financial Managers (incorporated herein by reference from Exhibit 99.3 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-12387).
16		—	Letter from Deloitte & Touche LLP to the Securities and Exchange Commission dated August 6, 2009 (incorporated herein by reference from Exhibit 10.1 of the registrants’ current report on form 8-K dated August 6, 2009, File No. 1-12387).
18		—	None.
*21		—	List of Subsidiaries of Tenneco Inc.
22		—	None.
*23		—	Consent of Independent Registered Public Accounting Firm.
*24		—	Powers of Attorney.
*31	.1	—	Certification of Gregg M. Sherrill under Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	—	Certification of Kenneth R. Trammell under Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	—	Certification of Gregg M. Sherrill and Kenneth R. Trammell under Section 906 of the Sarbanes-Oxley Act of 2002.
33		—	None.
34		—	None.
35		—	None.
99		—	None.
100		—	None.
101		—	None.

*	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENNECO INC.

By	*
Gregg M. Sherrill
Chairman and Chief Executive Officer

Date: February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons in the capacities indicated on February 26, 2010.

Signature	Title

* Gregg M. Sherrill	Chairman, President and Chief Executive Officer and Director (principal executive officer)

/s/ Kenneth R. Trammell Kenneth R. Trammell	Executive Vice President and Chief Financial Officer (principal financial officer)

* Paul D. Novas	Vice President and Controller (principal accounting officer)

* Charles W. Cramb	Director

* Dennis J. Letham	Director

* Frank E. Macher	Director

* Hari N. Nair	Director

* Roger B. Porter	Director

* David B. Price, Jr.	Director

* Paul T. Stecko	Director

* Mitsunobi Takeuchi	Director

* Jane L. Warner	Director

*By: /s/ Kenneth R. Trammell Kenneth R. Trammell Attorney in fact