Form 10-Q
period 2010-03-31
TENNECO INC
filed 2010-05-07
CIK 1024725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, par value $0.01 per share: 59,732,688 shares outstanding as of April 30, 2010.

Page

Part I — Financial Information
Item 1. Financial Statements (Unaudited)	4
Tenneco Inc. and Consolidated Subsidiaries —
Reports of Independent Registered Public Accounting Firms	4
Condensed Consolidated Statements of Income (Loss)	6
Condensed Consolidated Balance Sheets	7
Condensed Consolidated Statements of Cash Flows	8
Condensed Consolidated Statements of Changes in Shareholders’ Equity	9
Condensed Consolidated Statements of Comprehensive Income (Loss)	10
Notes to Condensed Consolidated Financial Statements	11
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3. Quantitative and Qualitative Disclosures About Market Risk	51
Item 4. Controls and Procedures	52
Part II — Other Information
Item 1. Legal Proceedings	*
Item 1A. Risk Factors	53
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 3. Defaults Upon Senior Securities	*
Item 4. Removed and Reserved	*
Item 5. Other Information	*
Item 6. Exhibits	55
EX-12
EX-15.1
EX-15.2
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

The risks included here are not exhaustive. Refer to “Part I, Item 1A — Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2009, for further discussion regarding our exposure to risks. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor to assess the impact such risk factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

PART I.

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Tenneco Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Tenneco Inc. and consolidated subsidiaries as of March 31, 2010, and the related condensed consolidated statements of income (loss), cash flows, comprehensive income (loss) for the three-month period ended March 31, 2010, and of changes in shareholders’ equity for the three-month period ended March 31, 2010. These interim financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

PricewaterhouseCoopers LLP

Chicago, Illinois
May 7, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Tenneco Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Tenneco Inc. and consolidated subsidiaries (the “Company”) as of March 31, 2009, and the related condensed consolidated statements of income (loss), cash flows, comprehensive income (loss), and changes in shareholders’ equity for the three-month period ended March 31, 2009. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Tenneco Inc. and subsidiaries as of December 31, 2009, and the related consolidated statements of income (loss), cash flows, changes in shareholders’ equity, and comprehensive income (loss) and financial statement schedule for the year then ended (not presented herein); and in our report dated February 26, 2010, we expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

Deloitte & Touche LLP

Chicago, Illinois
February 26, 2010

TENNECO INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(Millions Except Share and Per Share Amounts)

Revenues
Net sales and operating revenues	$1,316	$967

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	1,073	827
Engineering, research, and development	27	21
Selling, general, and administrative	100	78
Depreciation and amortization of other intangibles	55	52

	1,255	978

Other income (expense)
Loss on sale of receivables	(1)	(2)
Other income (loss)	(1)	—

	(2)	(2)

Income (loss) before interest expense, income taxes, and noncontrolling interests	59	(13)
Interest expense (net of interest capitalized of $1 million and $2 million for the three months ended March 31, 2010 and 2009, respectively)	32	31
Income tax expense	15	3

Net income (loss)	12	(47)

Less: Net income attributable to noncontrolling interests	5	2

Net income (loss) attributable to Tenneco Inc.	$7	$(49)

Earnings (loss) per share
Weighted average shares of common stock outstanding —
Basic	58,948,351	46,671,289
Diluted	60,811,047	46,671,289
Basic earnings (loss) per share of common stock	$0.11	$(1.05)
Diluted earnings (loss) per share of common stock	$0.11	$(1.05)

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of income (loss).

TENNECO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2010	2009
	(Millions)

ASSETS
Current assets:
Cash and cash equivalents	$193	$167
Receivables —
Customer notes and accounts, net	750	572
Other	29	24
Inventories —
Finished goods	188	175
Work in process	133	116
Raw materials	103	95
Materials and supplies	41	42
Deferred income taxes	35	35
Prepayments and other	171	167

Total current assets	1,643	1,393

Other assets:
Long-term receivables, net	9	8
Goodwill	88	89
Intangibles, net	32	30
Deferred income taxes	96	100
Other	103	111

	328	338

Plant, property, and equipment, at cost	3,060	3,099
Less — Accumulated depreciation and amortization	(1,997)	(1,989)

	1,063	1,110

	$3,034	$2,841

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)	$202	$75
Trade payables	874	766
Accrued taxes	41	36
Accrued interest	31	22
Accrued liabilities	256	257
Other	36	45

Total current liabilities	1,440	1,201

Long-term debt	1,137	1,145

Deferred income taxes	60	66

Postretirement benefits	326	331

Deferred credits and other liabilities	85	80

Commitments and contingencies
Total liabilities	3,048	2,823

Redeemable noncontrolling interests	9	7

Tenneco Inc. Shareholders’ equity:
Common stock	1	1
Premium on common stock and other capital surplus	2,996	3,005
Accumulated other comprehensive loss	(243)	(212)
Retained earnings (accumulated deficit)	(2,568)	(2,575)

	186	219
Less — Shares held as treasury stock, at cost	240	240

Total Tenneco Inc. shareholders’ equity	(54)	(21)

Noncontrolling interests	31	32

Total equity	(23)	11

Total liabilities, redeemable noncontrolling interests and equity	$3,034	$2,841

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

TENNECO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months
	Ended
	March 31,
	2010	2009
	(Millions)

Operating Activities
Net income (loss)	$12	$(47)
Adjustments to reconcile net income (loss) to cash used by operating activities —
Depreciation and amortization of other intangibles	55	52
Deferred income taxes	(3)	1
Stock-based compensation	3	2
Loss on sale of assets	2	2
Changes in components of working capital —
(Increase) decrease in receivables	(191)	(54)
(Increase) decrease in inventories	(44)	34
(Increase) decrease in prepayments and other current assets	(7)	(1)
Increase (decrease) in payables	120	(74)
Increase (decrease) in accrued taxes	7	(3)
Increase (decrease) in accrued interest	9	10
Increase (decrease) in other current liabilities	(6)	(3)
Change in long-term assets	(1)	2
Change in long-term liabilities	(11)	(5)
Other	(2)	3

Net cash used by operating activities	(57)	(81)

Investing Activities
Proceeds from the sale of assets	1	2
Cash payments for plant, property, and equipment	(38)	(36)
Cash payments for software related intangible assets	(2)	(2)
Acquisition of business, net of cash acquired	—	1
Other	1	—

Net cash used by investing activities	(38)	(35)

Financing Activities
Issuance of long-term debt	—	2
Debt issuance cost of long-term debt	—	(8)
Retirement of long-term debt	(8)	(1)
Increase (decrease) in bank overdrafts	(1)	(13)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivable	2	137
Net increase (decrease) in short-term borrowings secured by accounts receivable	126	—
Distributions to noncontrolling interest partners	(1)	—

Net cash provided by financing activities	118	117

Effect of foreign exchange rate changes on cash and cash equivalents	3	(14)

Increase (decrease) in cash and cash equivalents	26	(13)
Cash and cash equivalents January 1	167	126

Cash and cash equivalents, March 31 (Note)	$193	$113

Supplemental Cash Flow Information
Cash paid during the period for interest	$22	$22
Cash paid during the period for income taxes (net of refunds)	8	4
Non-cash Investing and Financing Activities
Period ended balance of payable for plant, property, and equipment	$16	$17

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of cash flows.

TENNECO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 31,
	2010		2009
	Shares	Amount	Shares	Amount
	(Millions Except Share Amounts)

Tenneco Inc. Shareholders:
Common Stock
Balance January 1	60,789,739	$1	48,314,490	$—
Issued pursuant to benefit plans	149,417	—	294,487	—
Stock options exercised	60,375	—	—	—

Balance March 31	60,999,531	1	48,608,977	—

Premium on Common Stock and Other Capital Surplus
Balance January 1		3,005		2,809
Purchase of additional noncontrolling equity interest		(11)		—
Premium on common stock issued pursuant to benefit plans		2		3

Balance March 31		2,996		2,812

Accumulated Other Comprehensive Loss
Balance January 1		(212)		(318)
Other comprehensive income (loss)		(31)		(40)

Balance March 31		(243)		(358)

Retained Earnings (Accumulated Deficit)
Balance January 1		(2,575)		(2,502)
Net income (loss) attributable to Tenneco Inc.		7		(49)
Other		—		—

Balance March 31		(2,568)		(2,551)

Less — Common Stock Held as Treasury Stock, at Cost
Balance January 1 and March 31	1,294,692	240	1,294,692	240

Total Tenneco Inc. shareholders’ equity		$(54)		$(337)

Noncontrolling Interests:
Balance January 1		32		24
Net income		3		1
Sale of twenty percent equity interest to Tenneco Inc.		(4)		—

Balance March 31		$31		$25

Total equity		$(23)		$(312)

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of changes in shareholders’ equity.

TENNECO INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31, 2010
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated		Accumulated		Accumulated
	Other		Other		Other
	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive
	Income	Income	Income	Income	Income	Income
	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)
			(Millions)

Net Income		$7		$5		$12

Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$37		$—		$37
Translation of foreign currency statements	(32)	(32)	—	—	(32)	(32)

Balance March 31	5		—		5

Additional Liability for Pension Benefits
Balance January 1	(249)		—		(249)

Additional Liability for Pension and Postretirement Benefits, net of tax	1	1			1	1

Balance March 31	(248)		—		(248)

Balance March 31	$(243)		$—		$(243)

Other Comprehensive Income (Loss)		(31)		—		(31)

Comprehensive Income (Loss)		$(24)		$5		$(19)

	Three Months Ended March 31, 2009
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated		Accumulated		Accumulated
	Other		Other		Other
	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive
	Income	Income	Income	Income	Income	Income
	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)
			(Millions)

Net Income (Loss)		$(49)		$1		$(48)

Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$(42)		$—		$(42)
Translation of foreign currency statements	(40)	(40)	—	—	(40)	(40)

Balance March 31	(82)		—		(82)

Additional Liability for Pension Benefits
Balance January 1 and March 31	(276)		—		(276)

Balance March 31	$(358)		$—		$(358)

Other Comprehensive Income (Loss)		(40)		—		(40)

Comprehensive Income (Loss)		$(89)		$1		$(88)

The accompanying notes to financial statements are in an integral part of these statements of comprehensive income (loss).

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) As you read the accompanying financial statements you should also read our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Our condensed consolidated financial statements include all majority-owned subsidiaries. We carry investments in 20 percent to 50 percent owned companies as equity method investments, at cost plus equity in undistributed earnings since the date of acquisition and cumulative translation adjustments. We have eliminated all intercompany transactions. We have evaluated all subsequent events through the date the financial statements were issued.

(2) The carrying and estimated fair values of our financial instruments by class at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Millions)

Long-term debt (including current maturities)	$1,142	$1,171	$1,151	$1,168
Instruments with off-balance sheet risk:
Foreign exchange forward contracts	—	1	—	2

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

Foreign exchange forward contracts — We use foreign exchange forward purchase and sales contracts with terms of less than one year to hedge our exposure to changes in foreign currency exchange rates. Our primary exposure to changes in foreign currency rates results from intercompany loans made between affiliates to minimize the need for borrowings from third parties. Additionally, we enter into foreign currency forward purchase and sale contracts to mitigate our exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables. We do not enter into derivative financial instruments for speculative purposes. The fair value of our foreign exchange forward contracts is based on a model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. We record the change in fair value of these foreign exchange forward contracts as part of currency gains (losses) within cost of sales in the condensed consolidated statements of income (loss). The fair value of foreign exchange forward contracts are recorded in prepayments and other current assets or other current liabilities in the condensed consolidated balance sheet. The fair value of our foreign exchange

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

forward contracts, presented on a gross basis by derivative contract at March 31, 2010 and December 31, 2009, respectively, was as follows:

Fair Value of Derivative Instruments
	March 31, 2010			December 31, 2009
	Asset	Liability		Asset	Liability
	Derivatives	Derivatives	Total	Derivatives	Derivatives	Total

Foreign exchange forward contracts	$2	$1	$1	$3	$1	$2

The fair value of our recurring financial assets and liabilities at March 31, 2010 and December 31, 2009, respectively, are as follows:

	March 31, 2010			December 31, 2009
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(Millions)

Financial Assets:
Foreign exchange forward contracts	n/a	$1	n/a	n/a	$2	n/a

The fair value hierarchy definition prioritizes the inputs used in measuring fair value into the following levels:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

Level 3 — Unobservable inputs based on our own assumptions.

The following table summarizes by major currency the notional amounts, weighted-average settlement rates, and fair value for foreign currency forward purchase and sale contracts as of March 31, 2010:

		Notional Amount	Weighted Average	Fair Value in
		in Foreign Currency	Settlement Rates	U.S. Dollars
		(Millions Except Settlement Rates)

Australian dollars	—Purchase	49	0.916	$46
	—Sell	(8)	0.916	(8)
British pounds	—Purchase	35	1.518	53
	—Sell	(32)	1.518	(49)
European euro	—Purchase	—	—	—
	—Sell	(23)	1.352	(32)
South African rand	—Purchase	313	0.137	43
	—Sell	(44)	0.137	(6)
U.S. dollars	—Purchase	10	1.001	10
	—Sell	(63)	1.000	(63)
Other	—Purchase	693	0.011	8
	—Sell	(1)	0.985	(1)

				$1

(3) Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions. The arrangement is secured by substantially all our domestic assets and pledges of up to 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries. As of March 31, 2010, the senior credit facility consisted of a five-year, $128 million term loan A maturing in March 2012, a five-year, $550 million revolving credit facility maturing in March 2012, and a seven-year $130 million tranche B-1 letter of credit/revolving loan facility maturing in

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

March 2014. Our outstanding debt also includes $245 million of 10 1/4 percent senior secured notes due July 15, 2013, $250 million of 8 1/8 percent senior notes due November 15, 2015, and $500 million of 8 5/8 percent senior subordinated notes due November 15, 2014. At March 31, 2010, we had unused borrowing capacity of $629 million under our $680 million revolving credit facility with $51 million in letters of credit outstanding and no borrowings.

The term loan A facility of $128 million as of March 31, 2010, is payable in twelve consecutive quarterly installments, which commenced June 30, 2009, as follows: $6 million due each of June 30, September 30, December 31, 2009 and March 31, 2010, $15 million due each of June 30, September 30, December 31, 2010 and March 31, 2011, and $17 million due each of June 30, September 30, December 31, 2011 and March 16, 2012. Over the next twelve months we plan to repay $60 million of the senior term loan due 2012 by increasing our revolver borrowings which are classified as long-term debt. Accordingly, we have classified the $60 million repayment as long-term debt. The revolving credit facility requires that any amounts drawn be repaid by March 2012. Prior to that date, funds may be borrowed, repaid and re-borrowed under the revolving credit facility without premium or penalty. Letters of credit may be issued under the revolving credit facility.

The tranche B-1 letter of credit/revolving loan facility requires repayment by March 2014. We can borrow revolving loans and issue letters of credit under the $130 million tranche B-1 letter of credit/revolving loan facility. The tranche B-1 letter of credit/revolving loan facility is reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. There is no additional cost to us for issuing letters of credit under the tranche B-1 letter of credit/revolving loan facility. However, outstanding letters of credit reduce our availability to borrow revolving loans under this portion of the facility. We pay the tranche B-1 lenders interest at a rate equal to LIBOR plus a margin, which is offset by the return on the funds deposited with the administrative agent by the lenders which earn interest at an annual rate approximately equal to LIBOR less 20 basis points. Outstanding revolving loans reduce the funds on deposit with the administrative agent which in turn reduce the earnings of those deposits.

On February 23, 2009, in light of the challenging macroeconomic environment and auto production outlook, we amended our senior credit facility to increase the allowable consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA as defined in the senior credit facility agreement) and reduced the allowable consolidated interest coverage ratio (consolidated EBITDA divided by consolidated interest expense as defined in the senior credit facility agreement). The financial ratios required under the senior credit facility for the remainder of 2010 and beyond are set forth below. As of March 31, 2010, we were in compliance with all the financial covenants and operational restrictions of the senior credit facility.

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

(4) We evaluate our deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. U.S. GAAP requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. This assessment considers, among other matters, the nature, frequency and amount of recent losses, the duration of statutory carryforward periods, and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified.

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

In 2009, we recorded tax expense of $13 million. Computed using the U.S. Federal statutory income tax rate of 35 percent, income tax would be a benefit of $14 million. The difference is due primarily to valuation allowances against deferred tax assets generated by 2009 losses in the U.S. and in certain foreign countries which we cannot benefit, partially offset by adjustments to past valuation allowances for deferred tax assets including a reversal of $20 million of U.S. valuation allowance based on the change in the fair value of a tax planning strategy. We reported income tax expense of $15 million in the first quarter of 2010. The tax expense recorded differs from the expense that would be recorded using a U.S. Federal statutory rate of 35 percent because of $5 million in tax charges primarily related to adjustments to prior year income tax estimates and the impact of not benefiting tax losses in the U.S. and certain foreign jurisdictions offset by a favorable mix of tax rates in the jurisdictions we pay taxes. During the first three months of 2010, we recorded an additional valuation allowance of less than $1 million primarily related to U.S. tax benefits recorded in the first three months of 2010 on U.S. losses. In evaluating the requirements to record a valuation allowance, accounting standards do not permit us to consider an economic recovery in the U.S. or new business we have won in the commercial vehicle segment. Consequently, beginning in 2008, given our historical losses, we concluded that our ability to fully utilize our NOLs was limited due to projecting the

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

continuation of the negative economic environment and the impact of the negative operating environment on our tax planning strategies. As a result of the tax planning strategy which has not yet been implemented but which we plan to implement and which does not depend upon generating future taxable income, we carry deferred tax assets in the U.S. of $90 million relating to the expected utilization of those NOLs. The federal NOLs expire beginning in 2020 through 2029. The state NOLs expire in various years through 2029.

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

(5) In addition to our senior credit facility, senior secured notes, senior notes and senior subordinated notes, we also securitize some of our accounts receivable on a limited recourse basis in North America and Europe. Tenneco, as servicer under these accounts receivable securitization programs, is responsible for performing all accounts receivable administration functions for these securitized financial assets including collections and processing of customer invoice adjustments. In North America, we have an accounts receivable securitization program with three commercial banks. We securitize original equipment and aftermarket receivables on a daily basis under the bank program. The amount of outstanding third party investments in our securitized accounts receivable under the bank program was $127 million and $62 million at March 31, 2010 and December 31, 2009, respectively. In February 2010, the North American program was amended and extended to February 18, 2011, at a maximum facility size of $100 million. As part of this renewal, the margin we pay to our banks decreased. In March 2010, the North American program was further amended to extend the revolving terms of the program to March 25, 2011, add an additional bank and increase the available financing under the facility by $10 million to a new maximum of $110 million. In addition, we added a second priority facility to the North American program, which provides up to an additional $40 million of financing against accounts receivable generated in the U.S. or Canada that would otherwise be ineligible under the existing securitization facility. This new second priority facility also expires on March 25, 2011, and is subordinated to the existing securitization facility.

Each facility contains customary covenants for financings of this type, including restrictions related to liens, payments, merger or consolidation and amendments to the agreements underlying the receivables pool. Further, each facility may be terminated upon the occurrence of customary events (with customary grace periods, if applicable), including breaches of covenants, failure to maintain certain financial ratios, inaccuracies of representations and warranties, bankruptcy and insolvency events, certain changes in the rate of default or delinquency of the receivables, a change of control and the entry or other enforcement of material judgments. In addition, each facility contains cross-default provisions, where the facility could be terminated in the event of non-payment of other material indebtedness when due and any other event which permits the acceleration of the maturity of material indebtedness.

We also securitize receivables in our European operations to regional banks in Europe. The amount of outstanding third party investments in our securitized accounts receivable in Europe was $96 million and $75 million at March 31, 2010 and December 31, 2009, respectively. The arrangements to securitize receivables in Europe are provided under seven separate facilities provided by various financial institutions in each of the foreign jurisdictions. The commitments for these arrangements are generally for one year but some may be cancelled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon 15 days, or less, notification.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

If we were not able to securitize receivables under either the North American or European securitization programs, our borrowings under our revolving credit agreements might increase. These accounts receivable securitization programs provide us with access to cash at costs that are generally favorable to alternative sources of financing, and allow us to reduce borrowings under our revolving credit agreements.

We adopted the new accounting guidance for transfers of financial assets effective January 1, 2010. Prior to the adoption of this new guidance, we accounted for activities under our North American and European accounts receivable securitization programs as sales of financial assets to our banks. The new accounting guidance changed the accounting rules for the transfer of financial assets which companies need to meet to qualify for sales accounting treatment. Based on these new accounting rules, effective January 1, 2010, we account for our North American securitization program as a secured borrowing as we no longer meet the conditions required for sales accounting treatment. Our European securitization programs continue to qualify for sales accounting treatment under these new accounting rules. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under our European securitization programs approximates the fair value of such receivables. We recognized $1 million in interest expense for the three month period ended March 31, 2010 relating to our North American securitization program which effective January 1, 2010, is accounted for as a secured borrowing arrangement under the new accounting guidance for transfers of financial assets. In addition, we recognized a loss of $1 million and $2 million for the three month period ended March 31, 2010 and 2009, respectively, on the sale of trade accounts receivable in both the North American and European accounts receivable securitization programs, representing the discount from book values at which these receivables were sold to our banks. The discount rate varies based on funding costs incurred by our banks, which averaged approximately four percent during 2010.

The impact of the new accounting rules on our condensed consolidated financial statements is an increase of $126 million both in accounts receivables and short-term debt on the balance sheet as of March 31, 2010 as well as an increase of $1 million in interest expense and a corresponding decrease in loss on sale of receivables on our income statement for the three months ended March 31, 2010. In addition, the funding levels provided by our North American accounts receivable securitization program subsequent to January 1, 2010 are reflected as a $126 million change in net increase (decrease) in short-term borrowings secured by accounts receivables and included in net cash provided by financing activities in our cash flow statement for the three month period ending March 31, 2010. Funding levels provided by our European securitization programs continue to be reflected as a change in receivables and included in net cash provided (used) by operating activities as under the previous accounting rules. Had the new accounting rules been in effect in 2009, reported receivables and short-term debt would both have been $62 million higher as of December 31, 2009. The loss on sale of receivables would have been $1 million lower, offset by a corresponding $1 million increase to interest expense for the three month period ended March 31, 2009. Additionally, our cash provided (used) by operations would have decreased by $62 million with a corresponding increase in cash provided by financing activities for the same amount for the three month period ended March 31, 2009.

(6) Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. Our Board of Directors approved a restructuring project in 2001, known as Project Genesis, which was designed to lower our fixed costs, relocate capacity, reduce our work force, improve efficiency and utilization, and better optimize our global footprint. We have subsequently engaged in various other restructuring projects related to Project Genesis. In 2009, we incurred $21 million in restructuring and related costs, of which $16 million was recorded in cost of sales, $1 million was recorded in selling, general, administrative and engineering expense and $4 million was recorded in depreciation and amortization expense. In the first quarter of 2010, we incurred $5 million in restructuring and related costs, of which $4 million was recorded in cost of sales and $1 million was recorded in depreciation and amortization expense.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Amounts related to activities that are part of our restructuring plans are as follows:

(Millions)	December 31,				March 31,
	2009	2010	Impact of		2010
	Restructuring	Cash	Exchange	Reserve	Restructuring
	Reserve	Payments	Rates	Adjustments	Reserve

Severence	15	(2)	—	(1)	12

Under the terms of our amended and restated senior credit agreement that took effect on February 23, 2009, we are allowed to exclude $40 million of cash charges and expenses, before taxes, related to cost reduction initiatives incurred after February 23, 2009 from the calculation of the financial covenant ratios required under our senior credit facility. As of March 31, 2010, we have excluded $20 million in cumulative allowable charges relating to restructuring initiatives against the $40 million available under the terms of the February 2009 amended and restated senior credit facility.

On September 22, 2009, we announced that we will be closing our original equipment ride control plant in Cozad, Nebraska. We expect the elimination of 500 positions at the Cozad plant and expect to record up to $20 million in restructuring and related expenses, of which approximately $14 million represents cash expenditures. We expect that all expenses will be recorded by the end 2010. We plan to hire at other facilities as we move the production from Cozad to those facilities, resulting in a net decrease of approximately 60 positions. During 2009 we recorded $11 million of restructuring and related expenses related to this initiative. For the first quarter of 2010, we recorded $3 million of restructuring and related expenses related to this initiative.

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

As of March 31, 2010, we have the obligation to remediate or contribute towards the remediation of certain sites, including two existing Superfund sites. At March 31, 2010, our estimated share of environmental remediation costs at these sites was approximately $17 million on a discounted basis. The undiscounted value of the estimated remediation costs was $23 million. For those locations in which the liability was discounted, the weighted average discounted rate used was 3.6 percent. Based on information known to us, we have established reserves that we believe are adequate for these costs. Although we believe these estimates of remediation costs are reasonable and are based on the latest available information, the costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute towards the remediation costs. In addition, certain environmental statutes provide that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at these sites has been considered, where appropriate, in our determination of our estimated liability.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

We also from time to time are involved in legal proceedings, claims or investigations that are incidental to the conduct of our business. Some of these proceedings allege damages against us relating to environmental liabilities (including toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warning issues, and other product liability related matters), taxes, employment matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. For example, one of our Argentine subsidiaries is currently defending against a criminal complaint alleging the failure to comply with laws requiring the proceeds of export transactions to be collected, reported and/or converted to local currency within specified time periods. As another example, we have become subject to an audit in 11 states of our practices with respect to the payment of unclaimed property to those states. We have practices in place designed to ensure that we pay unclaimed property as required. We are in the initial stages of this audit, which could cover over 20 years. We vigorously defend ourselves against all of these claims. In future periods, we could be subjected to cash costs or non-cash charges to earnings if any of these matters is resolved on unfavorable terms. However, although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, including our assessment of the merits of the particular claim, we do not expect that these legal proceedings or claims will have any material adverse impact on our future consolidated financial position, results of operations or cash flows.

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Below is a table that shows the activity in the warranty accrual accounts:

	Three Months
	Ended
	March 31,
	2010	2009
	(Millions)

Beginning Balance January 1,	$32	$27
Accruals related to product warranties	4	4
Reductions for payments made	(4)	(3)

Ending Balance March 31,	$32	$28

(8) Earnings (loss) per share of common stock outstanding were computed as follows:

	Three Months Ended March 31,
	2010	2009
	(Millions Except Share and Per Share Amounts)

Basic earnings (loss) per share —
Net income (loss) attributable to Tenneco Inc.	$7	$(49)

Average shares of common stock outstanding	58,948,351	46,671,289

Earnings (loss) per average share of common stock	$0.11	$(1.05)

Diluted earnings (loss) per share —
Net income (loss) attributable to Tenneco Inc.	$7	$(49)

Average shares of common stock outstanding	58,948,351	46,671,289
Effect of dilutive securities:
Restricted stock	449,259	—
Stock options	1,413,437	—

Average shares of common stock outstanding including dilutive securities	60,811,047	46,671,289

Earnings (loss) per average share of common stock	$0.11	$(1.05)

The calculation of diluted earnings per share for the three months ended March 31, 2010 includes the dilutive effect of 1,413,437 stock options and 449,259 shares of restricted stock. The calculation of diluted loss per share for the same three month period in 2009 does not include the dilutive effect of 38,095 stock options or any shares of restricted stock. In addition, options to purchase 2,271,948 and 3,795,881 shares of common stock and 124,303 and

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

665,238 shares of restricted stock were antidilutive at March 31, 2010 and 2009, respectively, and therefore, not included in the calculation of diluted earnings per share.

(9) Equity Plans — Tenneco has granted a variety of awards, including common stock, restricted stock, restricted stock units, performance units, stock appreciation rights (“SARs”), and stock options to our directors, officers, and employees.

Accounting Methods — The impact of recognizing compensation expense related to nonqualified stock options is contained in the table below.

	Three Months Ended March 31,
	2010	2009
	(Millions)

Selling, general and administrative	$1	$1

Loss before interest expense, income taxes and noncontrolling interests	(1)	(1)
Income tax benefit	—	—

Net loss	$(1)	$(1)

Decrease in basic earnings per share	$(0.01)	$(0.02)
Decrease in diluted earnings per share	$(0.01)	$(0.02)

We immediately expense stock options awarded to employees who are eligible to retire. When employees become eligible to retire during the vesting period, we recognize the remaining expense associated with their stock options.

As of March 31, 2010, there was approximately $5 million of unrecognized compensation costs related to these stock-based awards that we expect to recognize over a weighted average period of 1.1 years.

Compensation expense for restricted stock, restricted stock units, long-term performance units and SARs, was $4 million and $1 million for the three months ended March 31, 2010 and 2009, respectively, and was recorded in selling, general, and administrative expense on the statement of income (loss).

Cash received from stock option exercises during the three months ended March 31, 2010 was less than $1 million and stock options exercised during the first three months of 2010 would have generated an excess tax benefit of less than $1 million. No stock options were exercised during the three months ended March 31, 2009 and as a result there was no cash received from option exercises or any associated excess tax benefit for the period. We did not record the excess tax benefit as we have federal and state net operating losses which are not currently being utilized.

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months
	Ended
	March 31,
	2010	2009

Stock Options Granted
Weighted average grant date fair value, per share	$11.76	$1.26
Weighted average assumptions used:
Expected volatility	75.37%	82.6%
Expected lives	4.6	4.5
Risk-free interest rates	2.2%	1.5%
Dividend yields	0.0%	0.0%

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

Stock Options — The following table reflects the status and activity for all options to purchase common stock for the period indicated:

	Three Months Ended March 31, 2010
			Weighted Avg.
	Shares	Weighted Avg.	Remaining	Aggregate
	Under	Exercise	Life in	Intrinsic
	Option	Prices	Years	Value
	(Millions)

Outstanding Stock Options
Outstanding, January 1, 2010	3,425,457	$13.21	4.6	$20
Granted	346,774	19.48
Canceled	(15,000)	10.66
Forfeited	(16,471)	19.72
Exercised	(55,375)	6.06		1

Outstanding, March 31, 2010	3,685,385	$13.89	4.7	$30

Restricted Stock — The following table reflects the status for all nonvested restricted shares for the period indicated:

	Three Months Ended
	March 31, 2010
		Weighted Avg.
		Grant Date
	Shares	Fair Value

Nonvested Restricted Shares
Nonvested balance at January 1, 2010	644,052	$9.85
Granted	240,555	19.48
Vested	(307,981)	13.82
Forfeited	(3,064)	4.10

Nonvested balance at March 31, 2010	573,562	$11.50

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The fair value of restricted stock grants is equal to the average of the high and low market price of our stock at the date of grant. As of March 31, 2010, approximately $5 million of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of approximately 1.5 years.

Long-Term Performance Units, Restricted Stock Units and SARs — Long-term performance units, restricted stock units and SARs are paid in cash and recognized as a liability based upon their fair value. As of March 31, 2010, $13 million of unrecognized compensation costs is expected to be recognized over a weighted-average period of approximately 2.7 years.

(10) Net periodic pension costs (income) and postretirement benefit costs (income) consist of the following components:

	Three Months Ended March 31,
	Pension				Postretirement
	2010		2009		2010	2009
	US	Foreign	US	Foreign	US	US
	(Millions)

Service cost — benefits earned during the period	$—	$1	$—	$1	$—	$—
Interest cost	5	5	5	4	2	2
Expected return on plan assets	(5)	(5)	(5)	(4)	—	—
Settlement loss	—	—	1	—	—	—
Net amortization:
Actuarial loss	1	1	1	1	1	1
Prior service cost	—	—	—	—	(1)	(1)

Net pension and postretirement costs	$1	$2	$2	$2	$2	$2

For the three months ended March 31, 2010, we made pension contributions of less than $1 million for our domestic pension plans and $3 million for our foreign pension plans. Based on current actuarial estimates, we believe we will be required to make approximately $50 million in contributions for the remainder of 2010.

We made postretirement contributions of approximately $2 million during the first three months of 2010. Based on current actuarial estimates, we believe we will be required to make approximately $8 million in contributions for the remainder of 2010.

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

(11) In January 2010, we purchased an additional 20 percent equity interest in our Dalian Walker Gillet Automobile Muffler Co. Ltd. joint venture investment in China for $15 million in cash. As a result of this purchase, our equity ownership percentage of this joint venture investment increased to 80 percent from 60 percent.

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

(12) In June 2009, the FASB issued new accounting guidance which changes the accounting for transfers of financial assets, by eliminating the concept of a qualifying special purpose entity (QSPE), clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale, amending and clarifying the unit of account eligible for sale accounting and requiring that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of a financial asset or group of financial assets accounted for as a sale. Additionally, all existing QSPE’s must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance. The new accounting guidance requires additional disclosures about a transferor’s continuing involvement with transfers of financial assets accounted for as a sale, the risks inherent in the transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the statement of financial position. The new accounting guidance is effective for a reporting entity’s first annual reporting period that begins after November 15, 2009, and for interim and annual reporting periods thereafter. We have adopted this new accounting guidance on January 1, 2010. Prior to the adoption of this new accounting guidance, our securitized accounts receivable programs qualified for sales accounting treatment. The discount fees charged by the factor banks were recorded as a loss on sale of receivables in our condensed consolidated statements of income (loss). Based on the new accounting rules, effective January 1, 2010, we account for our North American securitization programs as a secured borrowing as we no longer meet the conditions required for sales accounting treatment. Our European securitization programs continue to qualify for sales accounting treatment under these new accounting rules. We have disclosed the impact of this accounting rule change on our condensed consolidated financial statements and added additional disclosures as required under this new accounting guidance in footnote 5 of our notes to condensed consolidated financial statements.

In June 2009, the FASB issued new accounting guidance which changes the criterion relating to the consolidation of variable interest entities (VIE) and amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE by requiring a qualitative rather than quantitative analysis. The new accounting guidance also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE and enhanced disclosures about an entity’s involvement with a VIE. The new accounting guidance is effective

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

for a reporting entity’s first annual reporting period that begins after November 15, 2009, and for interim and annual reporting periods thereafter. The adoption of this new accounting guidance on January 1, 2010 did not have any impact on our condensed consolidated financial statements as we did not hold an interest in a VIE for the three month period ended March 31, 2010.

(13) We have from time to time issued guarantees for the performance of obligations by some of our subsidiaries, and some of our subsidiaries have guaranteed our debt. All of our existing and future material domestic wholly-owned subsidiaries fully and unconditionally guarantee our senior credit facility, our senior secured notes, our senior notes and our senior subordinated notes on a joint and several basis. The arrangement for the senior credit facility is also secured by first-priority liens on substantially all our domestic assets and pledges of up to 66 percent of the stock of certain first-tier foreign subsidiaries. The $245 million senior secured notes is also secured by second-priority liens on substantially all our domestic assets, excluding some of the stock of our domestic subsidiaries. No assets or capital stock of our direct or indirect foreign subsidiaries secure these notes. You should also read Note 15 of the condensed consolidated financial statements of Tenneco Inc., where we present the Supplemental Guarantor Condensed Consolidating Financial Statements.

We have issued guarantees through letters of credit in connection with some obligations of our affiliates. As of March 31, 2010, we have guaranteed $51 million in letters of credit to support some of our subsidiaries’ insurance arrangements, foreign employee benefit programs, environmental remediation activities and cash management and capital requirements.

Negotiable Financial Instruments — One of our European subsidiaries receives payment from one of its OE customers whereby the accounts receivable are satisfied through the delivery of negotiable financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets as they do not meet our definition of cash equivalents. The amount of these financial instruments that was collected before their maturity date and sold at a discount totaled $5 million at both March 31, 2010 and December 31, 2009, respectively. No negotiable financial instruments were held by our European subsidiary as of March 31, 2010 or December 31, 2009, respectively.

In certain instances several of our Chinese subsidiaries receive payment from OE customers and satisfy vendor payments through the receipt and delivery of negotiable financial instruments. Financial instruments used to satisfy vendor payables and not redeemed totaled $17 million and $15 million at March 31, 2010 and December 31, 2009, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $22 million and $15 million at March 31, 2010 and December 31, 2009, respectively, and were classified as other current assets. Some of our Chinese subsidiaries that issue their own negotiable financial instruments to pay vendors are required to maintain a cash balance if they exceed certain credit limits with the financial institution that guarantees those financial instruments. A restricted cash balance was not required at those Chinese subsidiaries at March 31, 2010 and December 31, 2009, respectively.

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

interest expense, income taxes, and noncontrolling interests. Products are transferred between segments and geographic areas on a basis intended to reflect as nearly as possible the “market value” of the products.

The following table summarizes certain Tenneco Inc. segment information:

	Segment
	North		Asia	Reclass &
	America	Europe	Pacific	Elims	Consolidated
			(Millions)

At March 31, 2010 and for the Three Months Then Ended
Revenues from external customers	$605	$561	$150	$—	$1,316
Intersegment revenues	3	29	5	(37)	—
Income before interest expense, income taxes, and noncontrolling interests	36	12	11	—	59
Total assets	1,242	1,365	415	12	3,034
At March 31, 2009 and for the Three Months Then Ended
Revenues from external customers	$469	$406	$92	$—	$967
Intersegment revenues	1	38	2	(41)	—
Income before interest expense, income taxes, and noncontrolling interests	4	(17)	—	—	(13)
Total assets	890	1,512	318	22	2,742

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF INCOME (LOSS)

	For the Three Months Ended March 31, 2010
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
	(Millions)

Revenues
Net sales and operating revenues —
External	$543	$773	$—	$—	$1,316
Affiliated companies	31	109	—	(140)	—

	574	882	—	(140)	1,316

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	519	694	—	(140)	1,073
Engineering, research, and development	9	18	—	—	27
Selling, general, and administrative	37	63	—	—	100
Depreciation and amortization of other intangibles	22	33	—	—	55

	587	808	—	(140)	1,255

Other income (expense)
Loss on sale of receivables	—	(1)	—	—	(1)
Other income (loss)	—	(1)	—	—	(1)

	—	(2)	—	—	(2)

Income (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	(13)	72	—	—	59

Interest expense —
External (net of interest capitalized)	—	1	31	—	32
Affiliated companies (net of interest income)	37	(5)	(32)	—	—
Income tax expense (benefit)	1	14	—	—	15
Equity in net income (loss) from affiliated companies	55	—	6	(61)	—

Net Income (loss)	4	62	7	(61)	12

Less: Net income (loss) attributable to noncontrolling interests	—	5	—	—	5

Net income (loss) attributable to Tenneco Inc.	$4	$57	$7	$(61)	$7

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF INCOME (LOSS)

	For the Three Months Ended March 31, 2009
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
	(Millions)

Revenues
Net sales and operating revenues —
External	$423	$544	$—	$—	$967
Affiliated companies	22	88	—	(110)	—

	445	632	—	(110)	967

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	361	576	—	(110)	827
Engineering, research, and development	6	15	—	—	21
Selling, general, and administrative	24	53	1	—	78
Depreciation and amortization of other intangibles	22	30	—	—	52

	413	674	1	(110)	978

Other income (expense)
Loss on sale of receivables	—	(2)	—	—	(2)
Other income (loss)	(15)	15	—	—	—

	(15)	13	—	—	(2)

Income (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	17	(29)	(1)	—	(13)

Interest expense —
External (net of interest capitalized)	—	—	31	—	31
Affiliated companies (net of interest income)	32	(2)	(30)	—	—
Income tax expense (benefit)	1	2	—	—	3
Equity in net income (loss) from affiliated companies	(32)	—	(47)	79	—

Net Income (loss)	(48)	(29)	(49)	79	(47)

Less: Net income (loss) attributable to noncontrolling interests	—	2	—	—	2

Net income (loss) attributable to Tenneco Inc.	$(48)	$(31)	$(49)	$79	$(49)

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

BALANCE SHEET

	March 31, 2010
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass
	Subsidiaries	Subsidiaries	Company)	& Elims	Consolidated
		(Millions)

ASSETS
Current assets:
Cash and cash equivalents	$—	$193	$—	$—	$193
Receivables, net	394	1,164	40	(819)	779
Inventories	185	280	—	—	465
Deferred income taxes	99	—	—	(64)	35
Prepayments and other	18	153	1	(1)	171

Total current assets	696	1,790	41	(884)	1,643

Other assets:
Investment in affiliated companies	630	—	607	(1,237)	—
Notes and advances receivable from affiliates	3,818	387	5,750	(9,955)	—
Long-term receivables, net	3	6	—	—	9
Goodwill	22	66	—	—	88
Intangibles, net	15	17	—	—	32
Deferred income taxes	73	23	39	(39)	96
Other	27	53	23	—	103

	4,588	552	6,419	(11,231)	328

Plant, property, and equipment, at cost	1,009	2051	—	—	3,060
Less — Accumulated depreciation and amortization	(709)	(1,288)	—	—	(1,997)

	300	763	—	—	1,063

Total assets	$5,584	$3,105	$6,460	$(12,115)	$3,034

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)
Short-term debt — non-affiliated	$—	$201	$1	$—	$202
Short-term debt — affiliated	350	327	10	(687)	—
Trade payables	327	665	1	(119)	874
Accrued taxes	4	38	—	(1)	41
Other	152	183	65	(77)	323

Total current liabilities	833	1,414	77	(884)	1,440

Long-term debt — non-affiliated	—	7	1,130	—	1,137
Long-term debt — affiliated	4,434	214	5,307	(9,955)	—
Deferred income taxes	38	61	—	(39)	60
Postretirement benefits and other liabilities	332	75	—	4	411
Commitments and contingencies

Total liabilities	5,637	1,771	6,514	(10,874)	3,048

Redeemable noncontrolling interests	—	9	—	—	9

Tenneco Inc. Shareholders’ equity	(53)	1,294	(54)	(1,241)	(54)

Noncontrolling interests	—	31	—	—	31

Total equity	(53)	1,325	(54)	(1,241)	(23)

Total liabilities, redeemable noncontrolling interests and equity	$5,584	$3,105	$6,460	$(12,115)	$3,034

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2010
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass
	Subsidiaries	Subsidiaries	Company)	& Elims	Consolidated
	(Millions)

Operating Activities
Net cash provided (used) by operating activities	$28	$(36)	$(49)	$—	$(57)

Investing Activities
Proceeds from sale of assets	—	1	—	—	1
Cash payments for plant, property, and equipment	(15)	(23)	—	—	(38)
Acquisition of business (net of cash acquired)	—	—	—	—	—
Cash payments for software related intangible assets	(1)	(1)	—	—	(2)
Investments and other	—	1	—	—	1

Net cash used by investing activities	(16)	(22)	—	—	(38)

Financing Activities
Issuance of common shares	—	—	—	—	—
Issuance of long-term debt	—	—	—	—	—
Retirement of long-term debt	—	(1)	(7)	—	(8)
Debt issuance cost on long-term debt	—	—	—	—	—
Increase (decrease) in bank overdrafts	—	(1)	—	—	(1)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivables	—	2	—	—	2
Net increase (decrease) in short-term borrowings secured by accounts receivables	—	126	—	—	126
Intercompany dividends and net increase (decrease) in intercompany obligations	(32)	(24)	56	—	—
Distribution to noncontrolling interests partners	—	(1)	—	—	(1)

Net cash provided (used) by financing activities	(32)	101	49	—	118

Effect of foreign exchange rate changes on cash and cash equivalents	—	3	—	—	3

Increase (decrease) in cash and cash equivalents	(20)	46	—	—	26
Cash and cash equivalents, January 1	20	147	—	—	167

Cash and cash equivalents, March 31 (Note)	$—	$193	$—	$—	$193

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

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

The deterioration in the global economy and global credit markets beginning in 2008 negatively impacted global business activity in general, and specifically the automotive industry in which we operate. The market turmoil and tightening of credit, as well as the dramatic decline in the housing market in the United States and Western Europe, led to a lack of consumer confidence evidenced by a rapid decline in light vehicle purchases in 2008 and the first six months of 2009. OE production started to stabilize and overall the production environment strengthened during the second half of 2009 compared to the first half of 2009 as production began to track more closely to vehicle sales after inventory corrections in the first half of 2009. Light vehicle production in the first quarter of 2010 has continued to strengthen. North American light vehicle production was up 67 percent year-over-year, while in Europe, light vehicle production in the first quarter 2010 was up 35 percent year-over-year. Current light vehicle production projections for the remainder of 2010 are that production levels will be up year-over-year when compared to 2009. Declines in production would have an adverse effect on the financial condition of our OE customers, and on our future results of operations.

We have a substantial amount of indebtedness. As such, our ability to generate cash — both to fund operations and service our debt — is also a significant area of focus for our company. See “Liquidity and Capital Resources” below for further discussion of cash flows and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Total revenues for the first quarter of 2010 were $1,316 million, compared to $967 million in the first quarter of 2009. Excluding the impact of currency and substrate sales, revenue was up $234 million or 31 percent due to higher year-over-year OE vehicle production levels in every geographic region with increased revenue in both of our product lines. New platform launches and increased aftermarket sales in North America and South America also drove the improvement.

Gross margin in the first quarter of 2010 was 18.5 percent, up from 14.5 percent in 2009. Stronger OE production volumes and the related manufacturing efficiency improvements drove the improvement. Gross margin also benefited from material cost management and an increase in higher-margin aftermarket sales, which increased globally by 15 percent. Gross margin for the first quarter of 2010 included $4 million of restructuring and related expenses, compared to $2 million of restructuring and related expenses in the first quarter of 2009.

Selling, general and administrative expense was up $22 million in the first quarter of 2010, at $100 million, compared to $78 million in the first quarter of 2009. Restoration of the company’s 401(k) match in North America as of January 1, 2010 along with the furloughing of salaried employees during the first quarter of 2009, which didn’t occur in the first quarter of 2010, contributed to the increase in expense. In addition, higher year-over-year expense related to performance-based compensation plans for employees at all levels contributed to the increase. Engineering expense was $27 million and $21 million in the first quarter of 2010 and 2009, respectively. Engineering spending was $6 million higher than a year ago, reflecting timing on engineering cost recoveries as well as planned expenses for upcoming new business launches. Also driving the increase in engineering costs was the employee furloughs in the first quarter of 2009, which did not occur in the first quarter of 2010, and the timing of customer recoveries during the first quarter of 2009. Selling, general, administrative and engineering expenses decreased to 9.7 percent of revenues from 10.2 percent of revenues in 2009 due to higher year-over-year revenues.

Earnings before interest expense, taxes and noncontrolling interests (“EBIT”) was $59 million for the first quarter of 2010 compared to a loss of $13 million in the first quarter of 2009. Higher OE production volumes globally and the related manufacturing efficiencies, material cost management, and increased aftermarket sales drove the improvement to EBIT. In addition, currency benefited EBIT by $12 million year-over-year. Partially offsetting the increase was higher selling, general, administrative and engineering spending, and increased restructuring and related costs.

Results from Operations

Net Sales and Operating Revenues for the Three Months Ended March 31, 2010 and 2009

The following tables reflect our revenues for the first quarter of 2010 and 2009. We present these reconciliations of revenues in order to reflect the trend in our sales in various product lines and geographic regions separately from the effects of doing business in currencies other than the U.S. dollar. We have not reflected any currency impact in the 2009 table since this is the base period for measuring the effects of currency during 2010 on our operations. We believe investors find this information useful in understanding period-to-period comparisons in our revenues.

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

	Three Months Ended March 31, 2010
				Substrate	Revenues
				Sales	Excluding
			Revenues	Excluding	Currency and
		Currency	Excluding	Currency	Substrate
	Revenues	Impact	Currency	Impact	Sales
	(Millions)

North America Original Equipment
Ride Control	$128	$4	$124	$—	$124
Emission Control	326	2	324	135	189

Total North America Original Equipment	454	6	448	135	313
North America Aftermarket
Ride Control	113	2	111	—	111
Emission Control	38	1	37	—	37

Total North America Aftermarket	151	3	148	—	148
Total North America	605	9	596	135	461
Europe Original Equipment
Ride Control	116	5	111	—	111
Emission Control	269	17	252	82	170

Total Europe Original Equipment	385	22	363	82	281
Europe Aftermarket
Ride Control	39	3	36	—	36
Emission Control	27	2	25	—	25

Total Europe Aftermarket	66	5	61	—	61
South America & India	110	15	95	13	82
Total Europe, South America & India	561	42	519	95	424
Asia	111	1	110	25	85
Australia	39	9	30	1	29

Total Asia Pacific	150	10	140	26	114

Total Tenneco	$1,316	$61	$1,255	$256	$999

	Three Months Ended March 31, 2009
				Substrate	Revenues
				Sales	Excluding
			Revenues	Excluding	Currency and
		Currency	Excluding	Currency	Substrate
	Revenues	Impact	Currency	Impact	Sales
	(Millions)

North America Original Equipment
Ride Control	$86	$—	$86	$—	$86
Emission Control	247	—	247	114	133

Total North America Original Equipment	333	—	333	114	219
North America Aftermarket
Ride Control	99	—	99	—	99
Emission Control	37	—	37	—	37

Total North America Aftermarket	136	—	136	—	136
Total North America	469	—	469	114	355
Europe Original Equipment
Ride Control	91	—	91	—	91
Emission Control	187	—	187	58	129

Total Europe Original Equipment	278	—	278	58	220
Europe Aftermarket
Ride Control	31	—	31	—	31
Emission Control	29	—	29	—	29

Total Europe Aftermarket	60	—	60	—	60
South America & India	68	—	68	9	59
Total Europe, South America & India	406	—	406	67	339
Asia	67	—	67	19	48
Australia	25	—	25	2	23

Total Asia Pacific	92	—	92	21	71

Total Tenneco	$967	$—	$967	$202	$765

Revenues from our North American operations increased $136 million in the first quarter of 2010 compared to the same period last year. The increase was due to higher sales from both North American OE product lines as well as aftermarket sales. North American OE emission control revenues were up $79 million in the first quarter of 2010; excluding favorable currency and substrate sales, revenues were up $56 million compared to last year. North American OE ride control revenues for the first quarter of 2010 were up $38 million from the prior year, excluding $4 million of favorable currency. The increase for emission control and ride control was driven by higher production volumes on OE platforms including the Ford Expedition/Navigator, the GMT 900 half-ton pick-up trucks and GM crossover vehicles, partially offset by some key light truck platforms in launch. Our total North American OE revenues, excluding substrate sales and currency, increased 42 percent in the first quarter of 2010 compared to first quarter of 2009. North American light vehicle production increased 67 percent. Industry Class 8 commercial vehicle production was up 25 percent and industry Class 5-7 commercial vehicle production was up 15 percent in first quarter of 2010 as compared to the previous year comparable period. Aftermarket revenues for North America were $151 million in the first quarter of 2010, an increase of $15 million compared to the prior year. Excluding $3 million in favorable currency, aftermarket revenues were up $12 million driven by higher sales in the ride control product line due to strong demand. Net of favorable currency, aftermarket ride control revenues increased 13 percent in the first quarter of 2010 while aftermarket emission control revenues were about even with the first quarter of 2009.

Our European, South American and Indian segment’s revenues increased $155 million, or 38 percent, in the first quarter of 2010 compared to last year. The first quarter total European light vehicle industry production was up 35 percent when compared to the first quarter of 2009. Europe OE emission control revenues of $269 million in the first quarter of 2010 were up 44 percent as compared to the first quarter of last year. Excluding $17 million of favorable currency and an increase in substrate sales, Europe OE emission control revenues increased 32 percent from 2009. Europe OE ride control revenues of $116 million in the first quarter of 2010 were up 27 percent year-over-year. Excluding favorable currency, revenues increased by 21 percent in the 2010 first quarter. The increase for emission control and ride control was due to the higher production volumes on platforms including the Ford Focus, Opel Astra, VW Golf and BMW 1 and 3 Series. New ride control platform launches such as the Renault Scenic also contributed to the revenue gain. These revenue improvements were partially offset by the continuing decline in the two-wheeler market. European aftermarket revenues increased 10 percent or $6 million in the first quarter of 2010 compared to last year. When adjusted for currency, aftermarket revenues were up two percent. Excluding the positive $3 million impact of currency, ride control aftermarket revenues were up 17 percent while emission control aftermarket revenues were down 14 percent, excluding $2 million in favorable currency. South American and Indian revenues were $110 million during the first quarter of 2010, compared to $68 million in the prior year. When favorable currency and substrates were excluded, revenue was up $23 million in the first quarter of 2010 when compared to the first quarter of last year. The increase to revenue in our South American and Indian operations was primarily the result of higher OE and aftermarket sales in South America.

Revenues from our Asia Pacific segment, which includes Australia and Asia, increased $58 million to $150 million in the first quarter of 2010 compared to the same period last year. Excluding the impact of substrate sales and currency, revenues increased to $114 million from $71 million in the prior year. Asian revenues for the first quarter of 2010 were $111 million, up 65 percent from last year. This increase was largely driven by OE production increases in China on key Tenneco-supplied General Motors and Volkswagen platforms and new platform launches. Excluding higher substrate sales and $1 million of favorable currency, Asian revenue increased $37 million when compared with last year. First quarter revenues for Australia increased 59 percent to $39 million. Excluding lower substrate sales and $9 million of favorable currency, Australian revenue increased 26 percent due to industry light vehicle production increases.

EBIT for the three months ended March 31, 2010 and 2009

	Three Months
	Ended
	March 31,
	2010	2009	Change
	(Millions)

North America	$36	$4	$32
Europe, South America & India	12	(17)	29
Asia Pacific	11	—	11

	$59	$(13)	$72

The EBIT results shown in the preceding table include the following items, discussed below under “Restructuring and Other Charges,” which have an effect on the comparability of EBIT results between periods:

	Three Months
	Ended
	March 31,
	2010	2009
	(Millions)

North America
Restructuring and related expenses	$4	$2
Europe, South America & India
Restructuring and related expenses	1	1

EBIT for North American operations was $36 million in the first quarter of 2010, compared to $4 million one year ago. The benefit to EBIT from the increase in higher-margin aftermarket sales and higher OE production volumes and the related manufacturing efficiencies drove the improvement. Increased selling, general, administrative and engineering costs partially offset the EBIT improvement. Currency had a $12 million favorable impact on North American EBIT. Restructuring and related expenses of $4 million were included in first quarter of 2010 up from $2 million in the first quarter of 2009.

Our European, South American and Indian segment’s EBIT was $12 million for the first quarter of 2010 compared to a loss of $17 million during the same period last year. European, South American and Indian segment’s EBIT benefited from stronger OE production volumes in all regions and the related manufacturing efficiency improvements, favorable platform mix in Europe and material cost management actions. Currency had a $1 million favorable impact on European, South American and Indian segment’s EBIT. Partially offsetting these improvements were higher selling, general, administrative and engineering costs. Included in first quarter 2010 and 2009 European, South American and Indian segment’s EBIT was $1 million in restructuring and related expenses.

EBIT for our Asia Pacific segment in the first quarter of 2010 was $11 million compared to breakeven in the first quarter of 2009. Stronger production volumes, mainly in China, and the related manufacturing efficiencies were the primary drivers of the EBIT improvement year-over-year. EBIT was negatively impacted by $1 million of currency in the first quarter of 2010 when compared to last year which slightly offset the improvement.

Currency had a $12 million favorable impact on overall company EBIT for the three months ended March 31, 2010, as compared to the prior year.

EBIT as a Percentage of Revenue

	Three Months
	Ended
	March 31,
	2010	2009

North America	6%	1%
Europe, South America & India	2%	(4)%
Asia Pacific	7%	—%
Total Tenneco	4%	(1)%

In North America, EBIT as a percentage of revenue for the first quarter of 2010 increased five percentage points over last year. The increase in EBIT from higher OE production volumes and the related manufacturing efficiencies, favorable currency, and the increase in higher-margin aftermarket sales more than offset as a percentage of revenue the higher restructuring and related expenses and increased selling, general, administrative and engineering spending. In Europe, South America and India, EBIT margin for the first quarter of 2010 was six percentage points higher than prior year due to significantly higher OE production volumes and related manufacturing efficiency improvements, favorable platform mix, material cost management actions and currency gains, partially offset by increased selling, general, administrative and engineering spending. Restructuring and related expenses were even with prior year. EBIT as a percentage of revenue for our Asia Pacific segment increased seven percentage points in the first quarter of 2010 versus the prior year as stronger production volumes mainly in China and the related manufacturing efficiency improvements more than offset unfavorable currency.

Interest Expense, Net of Interest Capitalized

We reported interest expense in the first quarter of 2010 of $32 million net of interest capitalized of $1 million ($31 million in our U.S. operations and $1 million in our foreign operations), up from $31 million net of interest capitalized of $2 million ($30 million in our U.S. operations and $1 million in our foreign operations), from the first quarter of 2009. Interest expense increased slightly in the first quarter of 2010 compared to the prior year as a result of an increase to the average spread we pay over LIBOR on our senior credit facility which was partially offset by lower year-over-year average borrowings. Interest expense in the first quarter of 2010 included $1 million of interest expense related to the accounting change impacting our factored receivables. See “Liquidity and Capital Resources” below for further discussion of the accounting change.

On March 31, 2010, we had $1.009 billion in long-term debt obligations that have fixed interest rates. Of that amount, $245 million is fixed through July 2013, $500 million is fixed through November 2014, $250 million is fixed through November 2015, and the remainder is fixed from 2010 through 2025. We also have $133 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” later in this Management’s Discussion and Analysis.

Income Taxes

We reported income tax expense of $15 million in the first quarter of 2010. The tax expense recorded differs from the expense that would have been recorded using a statutory rate of 35 percent because of $5 million in non-cash tax charges related to adjustments to prior year income tax estimates and the impact of not benefiting tax losses in the U.S. and certain foreign jurisdictions offset by a favorable mix of tax rates in the jurisdictions we pay taxes. We reported income tax expense of $3 million in the first quarter of 2009 which included $18 million of non-cash tax charges primarily related to the impact of not benefiting tax losses in the U.S. and certain foreign jurisdictions.

Restructuring and Other Charges

Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. Our Board of Directors approved a restructuring project in 2001, known as Project Genesis, which was designed to lower our fixed costs, relocate capacity, reduce our work force, improve efficiency and utilization, and better optimize our global footprint. We have subsequently engaged in various other restructuring projects related to Project Genesis. In 2009, we incurred $21 million in restructuring and related costs, of which $16 million was recorded in cost of sales, $1 million was recorded in selling, general, administrative and engineering expense and $4 million was recorded in depreciation and amortization expense. In the first quarter of 2010, we incurred $5 million in restructuring and related costs, of which $4 million was recorded in cost of sales and $1 million was recorded in depreciation and amortization expense.

Amounts related to activities that are part of our restructuring plans are as follows:

(Millions)	December 31,				March 31,
	2009	2010	Impact of		2010
	Restructuring	Cash	Exchange	Reserve	Restructuring
	Reserve	Payments	Rates	Adjustments	Reserve

Severence	15	(2)	—	(1)	12

Under the terms of our amended and restated senior credit agreement that took effect on February 23, 2009, we are allowed to exclude $40 million of cash charges and expenses, before taxes, related to cost reduction initiatives incurred after February 23, 2009 from the calculation of the financial covenant ratios required under our senior credit facility. As of March 31, 2010, we have excluded $20 million in cumulative allowable charges relating to restructuring initiatives against the $40 million available under the terms of the February 2009 amended and restated senior credit facility.

On September 22, 2009, we announced that we will be closing our original equipment ride control plant in Cozad, Nebraska. We estimate this closing will generate $8 million in annualized cost savings once completed, incremental to the $58 million of savings related to our October 2008 restructuring announcement. We expect the elimination of 500 positions at the Cozad plant and expect to record up to $20 million in restructuring and related expenses, of which approximately $14 million represents cash expenditures. We expect that all expenses will be recorded by the end 2010. We plan to hire at other facilities as we move the production from Cozad to those facilities, resulting in a net decrease of approximately 60 positions. During 2009 we recorded $11 million of restructuring and related expenses related to this initiative. For the first quarter of 2010, we recorded $3 million of restructuring and related expenses related to this initiative.

Earnings (Loss) Per Share

We reported net income attributable to Tenneco Inc. of $7 million or $0.11 per diluted common share for the first quarter of 2010, as compared to net loss attributable to Tenneco Inc. of $49 million or $1.05 per diluted common share for the first quarter of 2009. Included in the results for the first quarter of 2010 were negative impacts from expenses related to our restructuring activities and tax adjustments. The net impact of these items decreased earnings per diluted share by $0.14. Included in the results for the first quarter of 2009 were negative impacts from expenses related to our restructuring activities and tax adjustments. The net impact of these items decreased earnings per diluted share by $0.44. Please read the notes to the condensed consolidated financial statements for more detailed information on earnings per share.

Cash Flows for the Three Months Ended March 31, 2010 and 2009

	Three Months
	Ended
	March 31,
	2010	2009
	(Millions)

Cash provided (used) by:
Operating activities	$(57)	$(81)
Investing activities	(38)	(35)
Financing activities	118	117

Operating Activities

For the three months ended March 31, 2010, operating activities used $57 million in cash compared to $81 million in cash used during the same period last year. Cash used for working capital was $112 million during the first quarter of 2010, a decrease in cash flow of $21 million when compared to the first quarter of 2009. Receivables were a use of cash of $191 million compared to a cash use of $54 million in the prior year. This increase in cash use was impacted by a change in accounting in the first quarter of 2010. This accounting change requires that North America accounts receivable securitization programs be accounted for as secured borrowings rather than as a sale of accounts receivables. As a result, funding from the North America accounts receivable securitization program is included in net cash provided by financing activities on the statement of cash flows and was previously reflected in net cash used by operating activities. See “Liquidity and Capital Resources” below for further discussion of the accounting change. Had the accounting change been in effect in 2009, our cash used by operations would have decreased by $62 million with a corresponding increase in cash provided by financing activities for the three month period ended March 31, 2009. Inventory represented a cash outflow of $44 million during the three months ended March 31, 2010, a decrease in cash flow of $78 million compared to prior year. This year-over-year change in cash from inventory was primarily a result of low inventory levels in the first quarter of 2009 due to lower production levels. Accounts payable provided cash of $120 million, an increase from last year’s cash outflow of $74 million. This increase was primarily driven by the increase in global production levels. Cash taxes were $8 million for the three months ended March 31, 2010, compared to $4 million in the prior year.

One of our European subsidiaries receives payment from one of its OE customers whereby the accounts receivable are satisfied through the delivery of negotiable financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets as they do not meet our definition of cash equivalents. The amount of these financial instruments that was collected before their maturity date and sold at a discount totaled $5 million at both March 31, 2010 and December 31, 2009. No negotiable financial instruments were held by our European subsidiary as of March 31, 2010 or December 31, 2009.

In certain instances several of our Chinese subsidiaries receive payment from OE customers and satisfy vendor payments through the receipt and delivery of negotiable financial instruments. Financial instruments used to satisfy vendor payables and not redeemed totaled $17 million and $15 million at March 31, 2010 and December 31, 2009, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $22 million and $15 million at March 31, 2010 and December 31, 2009, respectively, and were classified as other current assets. One of our Chinese subsidiaries that issues its own negotiable financial instruments to pay its vendors is required to maintain a cash balance if they exceed certain credit limits with the financial institution that guarantees those financial instruments. A restricted cash balance was not required at that Chinese subsidiary at March 31, 2010 and December 31, 2009, respectively.

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

Investing Activities

Cash used for investing activities was $3 million higher in the first quarter of 2010 compared to the same period a year ago. Cash payments for plant, property and equipment were $38 million in the first quarter of 2010 versus payments of $36 million in the first quarter of 2009. Cash payments for software-related intangible assets were $2 million in the first three months of 2010 and 2009.

Financing Activities

Cash flow from financing activities was a $118 million inflow in the first quarter of 2010 compared to an inflow of $117 million in the same period of 2009. As mentioned above in the “Operating Activities” section of this cash flow discussion, cash flow from financing activities was impacted by the accounting change for the way we account for our North American accounts receivable securitization programs.

Outlook

According to Global Insight, global light vehicle production is expected to be up for the full year 2010 as compared to 2009, with most of the geographic regions throughout the world contributing to this increase. North America OE production levels are strengthening as Global Insight projects that 10.9 million units will now be produced in 2010, an increase of 28 percent from 2009. Projections from Global Insight remain stable for Europe with 17.6 million units produced for this year an increase of five percent over last year. Global Insight projects full year production to increase in South America and India by nine percent and 21 percent, respectively. China OE production will continue to grow with 15.6 million units being produced in 2010, an increase of 21 percent year-over-year, while Australia is projected to increase by six percent in 2010 as compared to 2009. In addition we expect our global aftermarket to be a stable contributor.

We will continue to focus on cash generation and operational excellence. We will maintain a high level of operational excellence as we execute major launches scheduled for this year, including 3/4 ton diesel launches in North America and commercial vehicle launches to meet the 2010 and 2011 diesel emissions regulations.

We will also continue to execute on our emission control growth opportunities globally. Projections for China are that its growth will continue to expand at a rapid rate in both the light and commercial vehicle markets. This year we have partnered with FAW-Sihuan to open our seventh Chinese joint venture in Changchun to manufacture emission control components and systems for both the commercial vehicle and light vehicle markets.

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

Revenue Recognition

We recognize revenue for sales to our original equipment and aftermarket customers when title and risk of loss passes to the customers under the terms of our arrangements with those customers, which is usually at the time of shipment from our plants or distribution centers. In connection with the sale of exhaust systems to certain original equipment manufacturers, we purchase catalytic converters and diesel particulate filters or components thereof including precious metals (“substrates”) on behalf of our customers which are used in the assembled system. These substrates are included in our inventory and “passed through” to the customer at our cost, plus a small margin, since we take title to the inventory and are responsible for both the delivery and quality of the finished product. Revenues recognized for substrate sales were $261 million, and $201 million for the first three months of 2010 and 2009, respectively. For our aftermarket customers, we provide for promotional incentives and returns at the time of sale. Estimates are based upon the terms of the incentives and historical experience with returns. Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis. Shipping and handling costs billed to customers are included in revenues and the related costs are included in cost of sales in our Statements of Income (Loss).

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

Pre-production Design and Development and Tooling Assets

We expense pre-production design and development costs as incurred unless we have a contractual guarantee for reimbursement from the original equipment customer. Unbilled pre-production design and development costs recorded in prepayments and other and long-term receivables totaled $15 and $14 million at both March 31, 2010 and December 31, 2009, respectively. In addition, plant, property and equipment included $44 million and $49 million at March 31, 2010 and December 31, 2009, respectively, for original equipment tools and dies that we own, and prepayments and other included $52 million and $50 million at March 31, 2010 and December 31, 2009, respectively, for in-process tools and dies that we are building for our original equipment customers.

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

In 2009, we recorded tax expense of $13 million.  Computed using the U.S. Federal statutory income tax rate of 35 percent, income tax would be a benefit of $14 million. The difference is due primarily to valuation allowances against deferred tax assets generated by 2009 losses in the U.S. and in certain foreign countries which we cannot benefit, partially offset by adjustments to past valuation allowances for deferred tax assets including a reversal of $20 million of U.S. valuation allowance based on the change in the fair value of a tax planning strategy. We reported income tax expense of $15 million in the first quarter of 2010. The tax expense recorded differs from the expense that would be recorded using a U.S. Federal statutory rate of 35 percent because of $5 million in tax charges primarily related to adjustments to prior year income tax estimates and the impact of not benefiting tax losses in the U.S. and certain foreign jurisdictions offset by a favorable mix of tax rates in the jurisdictions we pay taxes. During the first three months of 2010, we recorded an additional valuation allowance of less than $1 million primarily related to U.S. tax benefits recorded in the first three months of 2010 on U.S. losses. In evaluating the requirements to record a valuation allowance, accounting standards do not permit us to consider an economic recovery in the U.S. or new business we have won in the commercial vehicle segment. Consequently, beginning in 2008, given our historical losses, we concluded that our ability to fully utilize our NOLs was limited due to projecting the continuation of the negative economic environment and the impact of the negative operating environment on our tax planning strategies. As a result of the tax planning strategy which has not yet been implemented but which we plan to implement and which does not depend upon generating future taxable income, we carry deferred tax assets in the U.S. of $90 million relating to the expected utilization of those NOLs. The federal NOLs expire beginning in 2020 through 2029. The state NOLs expire in various years through 2029.

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

Our approach to establishing the discount rate assumption for both our domestic and foreign plans starts with high-quality investment-grade bonds adjusted for an incremental yield based on actual historical performance. This incremental yield adjustment is the result of selecting securities whose yields are higher than the “normal” bonds that comprise the index. Based on this approach, for 2010 we lowered the weighted average discount rate for all our pension plans to 6.0 percent from 6.2 percent. The discount rate for postretirement benefits was also lowered from 6.2 percent to 6.1 percent for 2010.

Our approach to determining expected return on plan asset assumptions evaluates both historical returns as well as estimates of future returns, and is adjusted for any expected changes in the long-term outlook for the equity and fixed income markets. As a result, our estimate of the weighted average long-term rate of return on plan assets for all of our pension plans was lowered from 7.9 percent to 7.6 percent for 2010.

Except in the U.K., our pension plans generally do not require employee contributions. Our policy is to fund our pension plans in accordance with applicable U.S. and foreign government regulations and to make additional payments as funds are available to achieve full funding of the accumulated benefit obligation. At March 31, 2010, all legal funding requirements had been met. Other postretirement benefit obligations, such as retiree medical, and certain foreign pension plans are funded as the obligations become due.

Changes in Accounting Pronouncements

Footnote 12 in our Notes to Condensed Consolidated Financial Statements located in Part I Item 1 of this Form 10-Q is incorporated herein by reference.

Liquidity and Capital Resources

Capitalization

	March 31,	December 31,
	2010	2009	% Change
	(Millions)

Short-term debt and maturities classified as current	$202	$75	169%
Long-term debt	1,137	1,145	(1)

Total debt	1,339	1,220	10

Total redeemable noncontrolling interests	9	7	29

Total noncontrolling interests	31	32	(3)

Tenneco Inc. Shareholders’ equity	(54)	(21)	(157)

Total equity	(23)	11	n/m

Total capitalization	$1,325	$1,238	7

General.  Short-term debt, which includes maturities classified as current and borrowings by foreign subsidiaries, was $202 million and $75 million as of March 31, 2010 and December 31, 2009, respectively. We adopted the new accounting guidance for transfers of financial assets on January 1, 2010, which resulted in an increase of $126 million in short-term debt as of March 31, 2010. We had no borrowings under our revolving credit facilities at either March 31, 2010 or December 31, 2009.

The 2010 year-to-date decrease in total equity primarily resulted from a $32 million decrease of translation of foreign balances into U.S. dollars, $11 million decrease in premium on common stock and other capital surplus relating to the purchase of an additional 20 percent of equity interest from a Chinese noncontrolling joint venture partner, offset by net income attributable to Tenneco Inc. of $7 million. While our shareholders’ equity balance was negative at March 31, 2010, it had no effect on our business operations. We have no debt covenants that are based upon our book equity, and there are no other agreements that are adversely impacted by our negative book equity.

Overview.  Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions. The arrangement is secured by substantially all our domestic assets and pledges of up to 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries. As of March 31, 2010, the senior credit facility consisted of a five-year, $128 million term loan A maturing in March 2012, a five-year, $550 million revolving credit facility maturing in March 2012, and a seven-year $130 million tranche B-1 letter of credit/revolving loan facility maturing in March 2014. Our outstanding debt also includes $245 million of 10 1/4 percent senior secured notes due July 15, 2013, $250 million of 8 1/8 percent senior notes due November 15, 2015, and $500 million of 8 5/8 percent senior subordinated notes due November 15, 2014. At March 31, 2010, we had unused borrowing capacity of $629 million under our $680 million revolving credit facility with $51 million in letters of credit outstanding and no borrowings.

The term loan A facility of $128 million as of March 31, 2010, is payable in twelve consecutive quarterly installments, which commenced June 30, 2009 as follows: $6 million due each of June 30, September 30, December 31, 2009 and March 31, 2010, $15 million due each of June 30, September 30, December 31, 2010 and March 31, 2011, and $17 million due each of June 30, September 30, December 31, 2011 and March 16, 2012. Over the next twelve months we plan to repay $60 million of the senior term loan due 2012 by increasing our revolver borrowings which are classified as long-term debt. Accordingly, we have classified the $60 million repayment as long-term debt. The revolving credit facility requires that any amounts drawn be repaid by March 2012. Prior to that date, funds may be borrowed, repaid and re-borrowed under the revolving credit facility without premium or penalty. Letters of credit may be issued under the revolving credit facility.

The tranche B-1 letter of credit/revolving loan facility requires repayment by March 2014. We can borrow revolving loans and issue letters of credit under the $130 million tranche B-1 letter of credit/revolving loan facility. The tranche B-1 letter of credit/revolving loan facility is reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. There is no additional cost to us for issuing letters of credit under the tranche B-1 letter of credit/revolving loan facility. However outstanding letters of credit reduce our availability to borrow revolving loans under this portion of the facility. We pay the tranche B-1 lenders interest equal to LIBOR plus a margin, which is offset by the return on the funds deposited with the administrative agent by the lenders which earn interest at an annual rate approximately equal to LIBOR less 20 basis points. Outstanding revolving loans reduce the funds on deposit with the administrative agent which in turn reduce the earnings of those deposits.

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

	12/24/2008	2/23/2009	3/2/2009	5/15/2009	8/14/2009
	thru	thru	thru	thru	thru	Beginning
	2/22/2009	3/1/2009	5/14/2009	8/13/2009	2/28/2010	3/1/2010

Applicable Margin over LIBOR for Revolving Loans	3.00%	5.50%	4.50%	5.00%	5.50%	4.50%
Applicable Margin over LIBOR for Term Loan A Loans	3.00%	5.50%	4.50%	5.00%	5.50%	4.50%
Applicable Margin over LIBOR for Tranche B-1 Loans	3.00%	5.50%	5.00%	5.00%	5.50%	5.00%
Applicable Margin for Prime-based Loans	2.00%	4.50%	3.50%	4.00%	4.50%	3.50%
Applicable Margin for Federal Funds-based Loans	2.50%	5.00%	4.00%	4.50%	5.00%	4.00%
Commitment Fee	0.50%	0.75%	0.50%	0.50%	0.75%	0.50%

Senior Credit Facility — Other Terms and Conditions.  As described above, we are highly leveraged. Our senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA, as defined in the senior credit facility agreement), and consolidated interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined under the senior credit facility agreement) at the end of each period indicated. Failure to maintain these ratios will result in a default under our senior credit facility. The financial ratios required under the amended and restated senior credit facility and, the actual ratios we achieved for the first quarter of 2010, are as follows:

	Quarter Ended
	March 31, 2010
	Req.	Act.

Leverage Ratio (maximum)	5.50	2.77
Interest Coverage Ratio (minimum)	2.00	3.04

The financial ratios required under the senior credit facility for the remainder of 2010 and beyond are set forth below:

		Interest
	Leverage	Coverage
Period Ending	Ratio	Ratio

June 30, 2010	5.00	2.25
September 30, 2010	4.75	2.30
December 31, 2010	4.50	2.35
March 31, 2011	4.00	2.55
June 30, 2011	3.75	2.55
September 30, 2011	3.50	2.55
December 31, 2011	3.50	2.55
Each quarter thereafter	3.50	2.75

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

		Senior Subordinated
		Notes and Senior
	Senior Subordinated	Secured Notes
	Notes Aggregate	Aggregate
Pro forma Consolidated Leverage Ratio	Maximum Amount	Maximum Amount
(Millions)

Greater than or equal to 3.0x	$—	$10
Greater than or equal to 2.5x	$100	$300
Less than 2.5x	$125	$375

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

The senior credit facility agreement also contains restrictions on our operations that are customary for similar facilities, including limitations on: (i) incurring additional liens; (ii) sale and leaseback transactions (except for the permitted transactions as described in the amended and restated agreement); (iii) liquidations and dissolutions; (iv) incurring additional indebtedness or guarantees; (v) investments and acquisitions; (vi) dividends and share repurchases; (vii) mergers and consolidations; and (viii) refinancing of subordinated and 10 1/4 percent senior secured notes. Compliance with these requirements and restrictions is a condition for any incremental borrowings under the senior credit facility agreement and failure to meet these requirements enables the lenders to require repayment of any outstanding loans. As of March 31, 2010, we were in compliance with all the financial covenants and operational restrictions of the facility. Our senior credit facility does not contain any terms that could accelerate payment of the facility or affect pricing under the facility as a result of a credit rating agency downgrade.

Senior Secured, Senior and Subordinated Notes.  As of March 31, 2010, our outstanding debt also includes $245 million of 10 1/4 percent senior secured notes due July 15, 2013, $250 million of 8 1/8 percent senior notes due November 15, 2015, and $500 million of 8 5/8 percent senior subordinated notes due November 15, 2014. We can redeem some or all of the notes at any time after July 15, 2008 in the case of the senior secured notes, November 15, 2009 in the case of the senior subordinated notes and November 15, 2011 in the case of the senior notes. If we sell certain of our assets or experience specified kinds of changes in control, we must offer to repurchase the notes. We are permitted to redeem up to 35 percent of the senior notes with the proceeds of certain equity offerings completed before November 15, 2010.

Our senior secured, senior and senior subordinated notes require that, as a condition precedent to incurring certain types of indebtedness not otherwise permitted, our consolidated fixed charge coverage ratio, as calculated on a pro forma basis, be greater than 2.00. We have not incurred any of the types of indebtedness not otherwise permitted by the indentures. The indentures also contain restrictions on our operations, including limitations on: (i) incurring additional indebtedness or liens; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; (v) asset sales and (vi) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. In addition, the senior secured notes and related guarantees are secured by second priority liens, subject to specified exceptions, on all of our and our subsidiary guarantors’ assets that secure obligations under our senior credit facility, except that only a portion of the capital stock of our subsidiary guarantors’ domestic subsidiaries is provided as collateral and no assets or capital stock of our direct or indirect foreign subsidiaries secure the notes or guarantees. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. The senior subordinated notes rank junior in right of payment to our senior credit facility and any future senior debt incurred. As of March 31, 2010, we were in compliance with the covenants and restrictions of these indentures.

Accounts Receivable Securitization.  In addition to our senior credit facility, senior secured notes, senior notes and senior subordinated notes, we also securitize some of our accounts receivable on a limited recourse basis in North America and Europe. Tenneco, as servicer under these accounts receivable securitization programs, is responsible for performing all accounts receivable administration functions for these securitized financial assets including collections and processing of customer invoice adjustments. In North America, we have an accounts receivable securitization program with three commercial banks. We securitize original equipment and aftermarket receivables on a daily basis under the bank program. The amount of outstanding third party investments in our securitized accounts receivable under the bank program was $127 million and $62 million at March 31, 2010 and December 31, 2009, respectively. In February 2010, the North American program was amended and extended to February 18, 2011, at a maximum facility size of $100 million. As part of this renewal, the margin we pay to our banks decreased. In March 2010, the North American program was further amended to extend the revolving terms of the program to March 25, 2011, add an additional bank and increase the available financing under the facility by $10 million to a new maximum of $110 million. In addition, we added a second priority facility to the North American program, which provides up to an additional $40 million of financing against accounts receivable generated in the U.S. or Canada that would otherwise be ineligible under the existing securitization facility. This new second priority facility also expires on March 25, 2011, and is subordinated to the existing securitization facility.

Each facility contains customary covenants for financings of this type, including restrictions related to liens, payments, merger or consolidation and amendments to the agreements underlying the receivables pool. Further, each facility may be terminated upon the occurrence of customary events (with customary grace periods, if applicable), including breaches of covenants, failure to maintain certain financial ratios, inaccuracies of representations and warranties, bankruptcy and insolvency events, certain changes in the rate of default or delinquency of the receivables, a change of control and the entry or other enforcement of material judgments. In addition, each facility contains cross-default provisions, where the facility could be terminated in the event of non-payment of other material indebtedness when due and any other event which permits the acceleration of the maturity of material indebtedness.

We also securitize receivables in our European operations to regional banks in Europe. The amount of outstanding third party investments in our securitized accounts receivable in Europe was $96 million and $75 million at March 31, 2010 and December 31, 2009, respectively. The arrangements to securitize receivables in Europe are provided under seven separate facilities provided by various financial institutions in each of the foreign jurisdictions. The commitments for these arrangements are generally for one year but some may be cancelled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon 15 days, or less, notification.

If we were not able to securitize receivables under either the North American or European securitization programs, our borrowings under our revolving credit agreements might increase. These accounts receivable securitization programs provide us with access to cash at costs that are generally favorable to alternative sources of financing, and allow us to reduce borrowings under our revolving credit agreements.

We adopted the new accounting guidance for transfers of financial assets effective January 1, 2010. Prior to the adoption of this new guidance, we accounted for activities under our North American and European accounts receivable securitization programs as sales of financial assets to our banks. The new accounting guidance changed the accounting rules for the transfer of financial assets which companies need to meet to qualify for sales accounting treatment. Based on these new accounting rules, effective January 1, 2010, we account for our North American securitization program as a secured borrowing as we no longer meet the conditions required for sales accounting treatment. Our European securitization programs continue to qualify for sales accounting treatment under these new accounting rules. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under our European securitization programs approximates the fair value of such receivables. We recognized $1 million in interest expense for the three month period ended March 31, 2010 relating to our North American securitization program which effective January 1, 2010, is accounted for as a secured borrowing arrangement under the new accounting guidance for transfers of financial assets. In addition, we recognized a loss of $1 million and $2 million for the three month period ended March 31, 2010 and 2009, respectively, on the sale of trade accounts receivable in both the North American and European accounts receivable securitization programs, representing the discount from book values at which these receivables were sold to our banks. The discount rate varies based on funding costs incurred by our banks, which averaged approximately four percent during 2010.

The impact of the new accounting rules on our condensed consolidated financial statements is an increase of $126 million both in accounts receivables and short-term debt on the balance sheet as of March 31, 2010 as well as an increase of $1 million in interest expense and a corresponding decrease in loss on sale of receivables on our income statement for the three months ended March 31, 2010. In addition, the funding levels provided by our North American accounts receivable securitization program subsequent to January 1, 2010 are reflected as a $126 million change in net increase (decrease) in short-term borrowings secured by accounts receivables and included in net cash provided by financing activities in our cash flow statement for the three month period ending March 31, 2010. Funding levels provided by our European securitization programs continue to be reflected as a change in receivables and included in net cash provided (used) by operating activities as under the previous accounting rules. Had the new accounting rules been in effect in 2009, reported receivables and short-term debt would both have been $62 million higher as of December 31, 2009. The loss on sale of receivables would have been $1 million lower, offset by a corresponding $1 million increase to interest expense for the three month period ended March 31, 2009. Additionally, our cash provided (used) by operations would have decreased by $62 million with a corresponding increase in cash provided by financing activities for the same amount for the three month period ended March 31, 2009.

Capital Requirements.  We believe that cash flows from operations, combined with available borrowing capacity described above, assuming that we maintain compliance with the financial covenants and other requirements of our loan agreement, will be sufficient to meet our future capital requirements, including debt amortization, capital expenditures, pension contributions, and other operational requirements, for the following year. Our ability to meet the financial covenants depends upon a number of operational and economic factors, many of which are beyond our control. Factors that could impact our ability to comply with the financial covenants include the rate at which consumers continue to buy new vehicles and the rate at which they continue to repair vehicles already in service, as well as our ability to successfully implement our restructuring plans and operate at historically low production rates. Further deterioration in North American vehicle production levels, weakening in the global aftermarket, or a further reduction in vehicle production levels in Europe, beyond our expectations, could impact our ability to meet our financial covenant ratios. In the event that we are unable to meet these financial covenants, we would consider several options to meet our cash flow needs. Such actions include additional restructuring initiatives and other cost reductions, sales of assets, reductions to working capital and capital spending, issuance of equity and other alternatives to enhance our financial and operating position. Should we be required to implement any of these actions to meet our cash flow needs, we believe we can do so in a reasonable time frame.

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

In managing our foreign currency exposures, we identify and aggregate existing offsetting positions and then hedge residual exposures through third-party derivative contracts. The following table summarizes by major currency the notional amounts, weighted-average settlement rates, and fair value for foreign currency forward purchase and sale contracts as of March 31, 2010. The fair value of our foreign currency forward contracts is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. All contracts in the following table mature in 2010.

		March 31, 2010
		Notional Amount	Weighted Average	Fair Value in
		in Foreign Currency	Settlement Rates	U.S. Dollars
		(Millions Except Settlement Rates)

Australian dollars	—Purchase	49	0.916	46
	—Sell	(8)	0.916	(8)
British pounds	—Purchase	35	1.518	53
	—Sell	(32)	1.518	(49)
European euro	—Purchase	—	—	—
	—Sell	(23)	1.352	(32)
South African rand	—Purchase	313	0.137	43
	—Sell	(44)	0.137	(6)
U.S. dollars	—Purchase	10	1.001	10
	—Sell	(63)	1.000	(63)
Other	—Purchase	693	0.011	8
	—Sell	(1)	0.985	(1)

				$1

Interest Rate Risk

Our financial instruments that are sensitive to market risk for changes in interest rates are primarily our debt securities. We use our revolving credit facilities to finance our short-term and long-term capital requirements. We pay a current market rate of interest on these borrowings. Our long-term capital requirements have been financed with long-term debt with original maturity dates ranging from five to ten years. On March 31, 2010, we had $1.009 billion in long-term debt obligations that have fixed interest rates. Of that amount, $245 million is fixed through July 2013, $500 million is fixed through November 2014, $250 million is fixed through November 2015, and the remainder is fixed from 2010 through 2025. We also have $133 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” earlier in this Management’s Discussion and Analysis.

We estimate that the fair value of our long-term debt at March 31, 2010 was about 102 percent of its book value. A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $3 million.

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

As of March 31, 2010, we have the obligation to remediate or contribute towards the remediation of certain sites, including two existing Superfund sites. At March 31, 2010, our estimated share of environmental remediation costs at these sites was approximately $17 million on a discounted basis. The undiscounted value of the estimated remediation costs was $23 million. For those locations in which the liability was discounted, the weighted average discounted rate used was 3.6 percent. Based on information known to us, we have established reserves that we believe are adequate for these costs. Although we believe these estimates of remediation costs are reasonable and are based on the latest available information, the costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute towards the remediation costs. In addition, certain environmental statutes provide that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at these sites has been considered, where appropriate, in our determination of our estimated liability.

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

We also from time to time are involved in legal proceedings, claims or investigations that are incidental to the conduct of our business. Some of these proceedings allege damages against us relating to environmental liabilities (including toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warning issues, and other product liability related matters), taxes, employment matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. For example, one of our Argentine subsidiaries is currently defending against a criminal complaint alleging the failure to comply with laws requiring the proceeds of export transactions to be collected, reported and/or converted to local currency within specified time periods. As another example, we have become subject to an audit in 11 states of our practices with respect to the payment of unclaimed property to those states. We have practices in place designed to ensure that we pay unclaimed property as required. We are in the initial stages of this audit, which could cover over 20 years. We vigorously defend ourselves against all of these claims. In future periods, we could be subjected to cash costs or non-cash charges to earnings if any of these matters is resolved on unfavorable terms. However, although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, including our assessment of the merits of the particular claim, we do not expect that these legal proceedings or claims will have any material adverse impact on our future consolidated financial position, results of operations or cash flows.

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

Employee Stock Ownership Plans

We have established Employee Stock Ownership Plans for the benefit of our domestic employees. Under the plans, subject to limitations in the Internal Revenue Code, participants may elect to defer up to 75 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We match in cash 50 percent of each employee’s contribution up to eight percent of the employee’s salary. In 2009, we temporarily discontinued these matching contributions as a result of the recent global economic downturn. We restored the matching contributions to salaried and non-union hourly U.S. employees beginning on January 1, 2010. In connection with freezing the defined benefit pension plans for nearly all U.S. based salaried and non-union hourly employees effective December 31, 2006, and the related replacement of those defined benefit plans with defined contribution plans, we are making additional contributions to the Employee Stock Ownership Plans. We recorded expense for these contributions of approximately $3 million and $2 million for the three months ended March 31, 2010 and 2009, respectively. Matching contributions vest immediately. Defined benefit replacement contributions fully vest on the employee’s third anniversary of employment.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to interest rate risk and foreign currency exchange rate risk, see the caption entitled “Derivative Financial Instruments” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated herein by reference.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A.	RISK FACTORS

We are exposed to certain risks and uncertainties that could have a material adverse impact on our business, financial condition and operating results. There have been no material changes to the Risk Factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) Not applicable.

(c) Purchase of equity securities by the issuer and affiliated purchasers.  The following table provides information relating to our purchase of shares of our common stock in the first quarter of 2010. All of these purchases reflect shares withheld upon vesting of restricted stock, to satisfy statutory minimum tax withholding obligations.

	Total Number of	Average
Period	Shares Purchased	Price Paid

January 2010	87,233	$18.98
February 2010	—	—
March 2010	6,864	$23.21

Total	94,097	$19.29

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
Kenneth R. Trammell
Executive Vice President and Chief
Financial Officer

Dated: May 7, 2010

INDEX TO EXHIBITS
TO
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2010

Exhibit
Number			Description

10.1			Third Amended and Restated Receivables Purchase Agreement, dated as of March 26, 2010, among Tenneco Automotive RSA Company, as Seller, Tenneco Automotive Operating Company Inc., as Servicer, Falcon Asset Securitization Company LLC and Liberty Street Funding LLC, as Conduits, the Committed Purchasers from time to time party thereto, JPMorgan Chase Bank, N.A., The Bank of Nova Scotia and Wells Fargo Bank, N.A., as Co-Agents and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference from Exhibit 10.1 of the registrant’s Current Report on Form 8-K dated as of March 26, 2010, File No. 1-12387).
10.2			Intercreditor Agreement, dated as of March 26, 2010, among Tenneco Automotive RSA Company, Tenneco Automotive Operating Company Inc., JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. (incorporated herein by reference from Exhibit 10.2 of the registrant’s Current Report on Form 8-K dated as of March 26, 2010, File No. 1-12387).
10.3			Omnibus Amendment No. 4, dated as of March 26, 2010, to Receivables Sale Agreements, as amended (incorporated herein by reference from Exhibit 10.3 of the registrant’s Current Report on Form 8-K dated as of March 26, 2010, File No. 1-12387).
10.4			SLOT Receivables Purchase Agreement, dated as of March 26, 2010, among Tenneco Automotive RSA Company, as Seller, Tenneco Automotive Operating Company Inc., as Servicer, and Wells Fargo Bank, N.A., individually and as SLOT Agent (incorporated herein by reference from Exhibit 10.4 of the registrant’s Current Report on Form 8-K dated as of March 26, 2010, File No. 1-12387).
10.5			Fourth Amended and Restated Performance Undertaking, dated as of March 26, 2010, by the registrant in favor of Tenneco Automotive RSA Company (incorporated herein by reference from Exhibit 10.5 of the registrant’s Current Report on Form 8-K dated as of March 26, 2010, File No. 1-12387).
10.6			Form of Tenneco Inc. Three Year Long-Term Performance Unit Award Agreement (incorporated herein by reference from Exhibit 10.1 of the registrant’s Current Report on Form 8-K dated as of March 15, 2010, File No. 1-12387).
*12		—	Computation of Ratio of Earnings to Fixed Charges.
*15	.1	—	Letter of PricewaterhouseCoopers regarding interim financial information.
*15	.2		Letter of Deloitte and Touche LLP regarding interim financial information.
*31	.1	—	Certification of Gregg M. Sherrill under Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	—	Certification of Kenneth R. Trammell under Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	—	Certification of Gregg M. Sherrill and Kenneth R. Trammell under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.