Form 10-Q
period 2010-06-30
TENNECO INC
filed 2010-08-05
CIK 1024725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
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

Common Stock, par value $0.01 per share: 59,763,458 shares outstanding as of July 30, 2010.

TABLE OF CONTENTS

Page

Part I — Financial Information
Item 1. Financial Statements (Unaudited)	4
Tenneco Inc. and Consolidated Subsidiaries —
Reports of Independent Registered Public Accounting Firms	4
Condensed Consolidated Statements of Income (Loss)	6
Condensed Consolidated Balance Sheets	7
Condensed Consolidated Statements of Cash Flows	8
Condensed Consolidated Statements of Changes in Shareholders’ Equity	9
Condensed Consolidated Statements of Comprehensive Income (Loss)	10
Notes to Condensed Consolidated Financial Statements	12
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Item 3. Quantitative and Qualitative Disclosures About Market Risk	64
Item 4. Controls and Procedures	65
Part II — Other Information
Item 1. Legal Proceedings	*
Item 1A. Risk Factors	66
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	66
Item 3. Defaults Upon Senior Securities	*
Item 4. Removed and Reserved	*
Item 5. Other Information	*
Item 6. Exhibits	68

*	No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR”
PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, our prospects and business strategies. These forward-looking statements are included in various sections of this report, including the section entitled “Outlook” appearing in Item 2 of this report. The words “may,” “will,” “believe,” “should,” “could,” “plan,” “expect,” “anticipate,” “estimate,” and similar expressions (and variations thereof), identify these forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, these expectations may not prove to be correct. Because these forward-looking statements are also subject to risks and uncertainties, actual results may differ materially from the expectations expressed in the forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include:

•	general economic, business and market conditions, including without limitation the ongoing financial difficulties facing a number of companies in the automotive industry as a result of the difficult global economic environment, including the potential impact thereof on labor unrest, supply chain disruptions, weakness in demand and the collectability of any accounts receivable due to us from such companies;

•	changes in capital availability or costs, including increases in our cost of borrowing (i.e., interest rate increases), the amount of our debt, our ability to access capital markets at favorable rates, and the credit ratings of our debt;

•	the impact of the recent global economic crisis on the credit markets, which continue to be volatile and more restricted than they were previously;

•	our ability to source and procure needed materials, components and other products and services as the economy recovers from the recent global economic crisis;

•	changes in consumer demand, prices and our ability to have our products included on top selling vehicles, such as the recent shift in consumer preferences from light trucks, which tend to be higher margin products for our customers and us, to other vehicles, and other factors impacting the cyclicality of automotive production and sales of automobiles which include our products, and the potential negative impact on our revenues and margins from such products;

•	changes in automotive manufacturers’ production rates and their actual and forecasted requirements for our products, such as the significant production cuts during 2008 and 2009 by automotive manufacturers in response to difficult economic conditions;

•	the overall highly competitive nature of the automotive parts industry, and our resultant inability to realize the sales represented by our awarded book of business (which is based on anticipated pricing for the applicable program over its life, and is subject to increases or decreases due to changes in customer requirements, customer and consumer preferences, and the number of vehicles actually produced by customers);

•	the loss of any of our large original equipment manufacturer (“OEM”) customers (on whom we depend for a substantial portion of our revenues), or the loss of market shares by these customers if we are unable to achieve increased sales to other OEMs;

•	labor disruptions at our facilities or any labor or other economic disruptions at any of our significant customers or suppliers or any of our customers’ other suppliers (such as the 2008 strike at American Axle, which disrupted our supply of products for significant General Motors platforms);

•	increases in the costs of raw materials, including our ability to successfully reduce the impact of any such cost increases through materials substitutions, cost reduction initiatives, low cost country sourcing, and price recovery efforts with aftermarket and OE customers;

•	the cyclical nature of the global vehicle industry, including the performance of the global aftermarket sector and the longer product lives of automobile parts;

•	our continued success in cost reduction and cash management programs and our ability to execute restructuring and other cost reduction plans and to realize anticipated benefits from these plans;

•	costs related to product warranties;

•	the impact of consolidation among automotive parts suppliers and customers on our ability to compete;

•	operating hazards associated with our business;

•	changes in distribution channels or competitive conditions in the markets and countries where we operate, including the impact of changes in distribution channels for aftermarket products on our ability to increase or maintain aftermarket sales;

•	the negative impact of higher fuel prices and overall market weakness on discretionary purchases of aftermarket products by consumers;

•	the cost and outcome of existing and any future legal proceedings;

•	economic, exchange rate and political conditions in the foreign countries where we operate or sell our products;

•	customer acceptance of new products;

•	new technologies that reduce the demand for certain of our products or otherwise render them obsolete;

•	our ability to realize our business strategy of improving operating performance;

•	our ability to successfully integrate any acquisitions that we complete;

•	changes by the Financial Accounting Standards Board or the Securities and Exchange Commission of authoritative generally accepted accounting principles or policies;

•	changes in accounting estimates and assumptions, including changes based on additional information;

•	potential legislation, regulatory changes and other governmental actions, including the ability to receive regulatory approvals and the timing of such approvals;

•	the impact of changes in and compliance with laws and regulations, including environmental laws and regulations, environmental liabilities in excess of the amount reserved, the adoption of the current mandated timelines for worldwide emission regulation and any changes to the timing of the funding requirements for our pension and other postretirement benefit liabilities;

•	decisions by federal, state and local governments to provide (or discontinue) incentive programs related to automobile purchases;

•	the potential impairment in the carrying value of our long-lived assets and goodwill or our deferred tax assets;

•	potential volatility in our effective tax rate;

•	acts of war and/or terrorism, as well as actions taken or to be taken by the United States and other governments as a result of further acts or threats of terrorism, and the impact of these acts on economic, financial and social conditions in the countries where we operate; and

•	the timing and occurrence (or non-occurrence) of other transactions, events and circumstances which may be beyond our control.

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

We have reviewed the accompanying condensed consolidated balance sheet of Tenneco Inc. and consolidated subsidiaries as of June 30, 2010, and the related condensed consolidated statements of income (loss), cash flows, comprehensive income (loss) for the three-month and six-month periods ended June 30, 2010, and the changes in shareholders’ equity for the six-month period ended June 30, 2010. These interim financial statements are the responsibility of the Company’s management.

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

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
August 5, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Tenneco Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Tenneco Inc. and consolidated subsidiaries (the “Company”) as of June 30, 2009, and the related condensed consolidated statements of income (loss), cash flows, comprehensive income (loss) for the three-month and six-month periods ended June 30, 2009, and of changes in shareholder’s equity for the six-month period ended June 30, 2009. These interim financial statements are the responsibility of the Company’s management.

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

Deloitte & Touche LLP

Chicago, Illinois
February 26, 2010

TENNECO INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(Millions Except Share and Per Share Amounts)

Revenues
Net sales and operating revenues	$1,502	$1,106	$2,818	$2,073

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	1,222	913	2,295	1,740
Engineering, research, and development	33	24	60	45
Selling, general, and administrative	98	88	198	166
Depreciation and amortization of other intangibles	53	55	108	107

	1,406	1,080	2,661	2,058

Other expense
Loss on sale of receivables	(1)	(2)	(2)	(4)
Other expense	(2)	(7)	(3)	(7)

	(3)	(9)	(5)	(11)

Income before interest expense, income taxes, and noncontrolling interests	93	17	152	4
Interest expense (net of interest capitalized of $1 million in each of the three months ended June 30, 2010 and 2009, and $2 million in each of the six months ended June 30, 2010 and 2009)	32	35	64	66
Income tax expense	15	11	30	14

Net income (loss)	46	(29)	58	(76)

Less: Net income attributable to noncontrolling interests	6	4	11	6

Net income (loss) attributable to Tenneco Inc.	$40	$(33)	$47	$(82)

Earnings (loss) per share
Weighted average shares of common stock outstanding —
Basic	59,142,946	46,660,573	59,033,416	46,668,343
Diluted	60,999,029	46,660,573	60,892,967	46,668,343
Basic earnings (loss) per share of common stock	$0.68	$(0.72)	$0.79	$(1.76)
Diluted earnings (loss) per share of common stock	$0.66	$(0.72)	$0.77	$(1.76)

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of income (loss).

TENNECO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2010	2009
	(Millions)

ASSETS
Current assets:
Cash and cash equivalents	$146	$167
Receivables —
Customer notes and accounts, net	820	572
Other	35	24
Inventories —
Finished goods	193	175
Work in process	133	116
Raw materials	107	95
Materials and supplies	38	42
Deferred income taxes	47	35
Prepayments and other	153	167

Total current assets	1,672	1,393

Other assets:
Long-term receivables, net	9	8
Goodwill	85	89
Intangibles, net	32	30
Deferred income taxes	86	100
Other	103	111

	315	338

Plant, property, and equipment, at cost	2,886	3,099
Less — Accumulated depreciation and amortization	(1,893)	(1,989)

	993	1,110

	$2,980	$2,841

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)	$65	$75
Trade payables	954	766
Accrued taxes	40	36
Accrued interest	22	22
Accrued liabilities	268	257
Other	37	45

Total current liabilities	1,386	1,201

Long-term debt	1,189	1,145

Deferred income taxes	57	66

Postretirement benefits	314	331

Deferred credits and other liabilities	81	80

Commitments and contingencies
Total liabilities	3,027	2,823

Redeemable noncontrolling interests	10	7

Tenneco Inc. shareholders’ equity:
Common stock	1	1
Premium on common stock and other capital surplus	2,999	3,005
Accumulated other comprehensive loss	(318)	(212)
Retained earnings (accumulated deficit)	(2,528)	(2,575)

	154	219
Less — Shares held as treasury stock, at cost	240	240

Total Tenneco Inc. shareholders’ equity	(86)	(21)

Noncontrolling interests	29	32

Total equity	(57)	11

Total liabilities, redeemable noncontrolling interests and equity	$2,980	$2,841

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

TENNECO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(Millions)

Operating Activities
Net income (loss)	$46	$(29)	$58	$(76)
Adjustments to reconcile net income (loss) to cash provided by operating activities —
Depreciation and amortization of other intangibles	53	55	108	107
Deferred income taxes	5	(4)	2	(3)
Stock-based compensation	2	2	5	4
Loss on sale of assets	1	2	3	4
Changes in components of working capital —
(Increase) decrease in receivables	(102)	(3)	(293)	(57)
(Increase) decrease in inventories	(27)	33	(71)	67
(Increase) decrease in prepayments and other current assets	9	(4)	2	(5)
Increase (decrease) in payables	112	38	232	(36)
Increase (decrease) in accrued taxes	(6)	22	1	19
Increase (decrease) in accrued interest	(8)	(9)	1	1
Increase (decrease) in other current liabilities	25	(2)	19	(5)
Changes in long-term assets	2	4	1	6
Changes in long-term liabilities	(10)	6	(21)	1
Other	2	1	—	4

Net cash provided by operating activities	104	112	47	31

Investing Activities
Proceeds from the sale of assets	—	—	1	2
Cash payments for plant, property, and equipment	(34)	(30)	(72)	(66)
Cash payments for software related intangible assets	(6)	(2)	(8)	(4)
Acquisition of business, net of cash acquired	—	—	—	1
Other	1	—	2	—

Net cash used by investing activities	(39)	(32)	(77)	(67)

Financing Activities
Issuance of long-term debt	155	—	155	2
Debt issuance cost of long-term debt	(9)	—	(9)	(8)
Retirement of long-term debt	(129)	(7)	(137)	(8)
Increase (decrease) in bank overdrafts	3	(11)	2	(24)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivable	18	(62)	20	75
Net decrease in short-term borrowings secured by accounts receivable	(126)	—	—	—
Distributions to noncontrolling interest partners	(10)	(10)	(11)	(10)

Net cash provided (used) by financing activities	(98)	(90)	20	27

Effect of foreign exchange rate changes on cash and cash equivalents	(14)	8	(11)	(6)

Decrease in cash and cash equivalents	(47)	(2)	(21)	(15)
Cash and cash equivalents, April 1 and January 1, respectively	193	113	167	126

Cash and cash equivalents, June 30 (Note)	$146	$111	$146	$111

Supplemental Cash Flow Information
Cash paid during the period for interest	$39	$43	$61	$65
Cash paid during the period for income taxes (net of refunds)	16	8	24	12
Non-cash Investing and Financing Activities
Period ended balance of payable for plant, property, and equipment	$11	$11	$11	$11

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of cash flows.

TENNECO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’EQUITY
(Unaudited)

	Six Months Ended June 30,
	2010		2009
	Shares	Amount	Shares	Amount
	(Millions Except Share Amounts)

Tenneco Inc. Shareholders:
Common Stock
Balance January 1	60,789,739	$1	48,314,490	$—
Issued pursuant to benefit plans	141,246	—	289,189	—
Stock options exercised	92,921	—	41,460	—

Balance June 30	61,023,906	1	48,645,139	—

Premium on Common Stock and Other Capital Surplus
Balance January 1		3,005		2,809
Purchase of additional noncontrolling equity interest		(11)		—
Premium on common stock issued pursuant to benefit plans		5		4

Balance June 30		2,999		2,813

Accumulated Other Comprehensive Loss
Balance January 1		(212)		(318)
Other comprehensive income (loss)		(106)		39

Balance June 30		(318)		(279)

Retained Earnings (Accumulated Deficit)
Balance January 1		(2,575)		(2,502)
Net income (loss) attributable to Tenneco Inc.		47		(82)

Balance June 30		(2,528)		(2,584)

Less — Common Stock Held as Treasury Stock, at Cost
Balance January 1 and June 30	1,294,692	240	1,294,692	240

Total Tenneco Inc. shareholders’ equity		$(86)		$(290)

Noncontrolling Interests:
Balance January 1		$32		$24
Net income		7		4
Sale of twenty percent equity interest to Tenneco Inc.		(4)		—
Other comprehensive income (loss)		2		—
Dividend declared		(8)		(5)

Balance June 30		$29		$23

Total equity		$(57)		$(267)

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of changes in shareholders’ equity.

TENNECO INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June, 2010
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated		Accumulated		Accumulated
	Other		Other		Other
	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive
	Income	Income	Income	Income	Income	Income
	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)
	(Millions)

Net Income		$40		$6		$46

Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance April 1	$5		$—		$5
Translation of foreign currency statements	(77)	(77)	3	3	(74)	(74)

Balance June 30	(72)		3		(69)

Additional Liability for Pension Benefits
Balance April 1	(248)		—		(248)
Additional Liability for Pension and Postretirement Benefits, net of tax	2	2			2	2

Balance June 30	(246)		—		(246)

Balance June 30	$(318)		$3		$(315)

Other Comprehensive Income (Loss)		(75)		3		(72)

Comprehensive Income (Loss)		$(35)		$9		$(26)

	Three Months Ended June 30, 2009
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated		Accumulated		Accumulated
	Other		Other		Other
	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive
	Income	Income	Income	Income	Income	Income
	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)
	(Millions)

Net Income (Loss)		$(33)		$4		$(29)

Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance April 1	$(82)		$—		$(82)
Translation of foreign currency statements	79	79	—	—	79	79

Balance June 30	(3)		—		(3)

Additional Liability for Pension Benefits
Balance April 1 and June 30	(276)		—		(276)

Balance June 30	$(279)		$—		$(279)

Other Comprehensive Income		79		—		79

Comprehensive Income		$46		$4		$50

TENNECO INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Six Months Ended June, 2010
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated		Accumulated		Accumulated
	Other		Other		Other
	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive
	Income	Income	Income	Income	Income	Income
	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)
	(Millions)

Net Income		$47		$11		$58

Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$37		$—		$37
Translation of foreign currency statements	(109)	(109)	3	3	(106)	(106)

Balance June 30	(72)		3		(69)

Additional Liability for Pension Benefits
Balance January 1	(249)		—		(249)
Additional Liability for Pension and Postretirement Benefits, net of tax	3	3			3	3

Balance June 30	(246)		—		(246)

Balance June 30	$(318)		$3		$(315)

Other Comprehensive Income (Loss)		(106)		3		(103)

Comprehensive Income (Loss)		$(59)		$14		$(45)

	Six Months Ended June 30, 2009
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated		Accumulated		Accumulated
	Other		Other		Other
	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive
	Income	Income	Income	Income	Income	Income
	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)
	(Millions)

Net Income (Loss)		$(82)		$6		$(76)

Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$(42)		$—		$(42)
Translation of foreign currency statements	39	39	—	—	39	39

Balance June 30	(3)		—		(3)

Additional Liability for Pension Benefits
Balance January 1 and June 30	(276)		—		(276)

Balance June 30	$(279)		$—		$(279)

Other Comprehensive Income (Loss)		39		—		39

Comprehensive Income (Loss)		$(43)		$6		$(37)

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

Our condensed consolidated financial statements include all majority-owned subsidiaries. We carry investments in 20 percent to 50 percent owned companies in which the Company does not have a controlling interest, as equity method investments, at cost plus equity in undistributed earnings since the date of acquisition and cumulative translation adjustments. We have eliminated all intercompany transactions. We have evaluated all subsequent events through the date the financial statements were issued.

(2) The carrying and estimated fair values of our financial instruments by class at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Millions)

Long-term debt (including current maturities)	$1,193	$1,207	$1,151	$1,168
Instruments with off-balance sheet risk:
Foreign exchange forward contracts	—	(1)	—	2

Asset and Liability Instruments — The fair value of cash and cash equivalents, short and long-term receivables, accounts payable, and short-term debt was considered to be the same as or was not determined to be materially different from their carrying amount.

Long-term Debt — The fair value of our public fixed rate senior secured, senior and senior subordinated notes is based on quoted market prices. The fair value of our private borrowings under our senior credit facility and other long-term debt instruments is based on the market value of debt with similar maturities, interest rates and risk characteristics.

Foreign exchange forward contracts — We use foreign exchange forward purchase and sales contracts with terms of less than one year to hedge our exposure to changes in foreign currency exchange rates. Our primary exposure to changes in foreign currency rates results from intercompany loans made between affiliates to minimize the need for borrowings from third parties. Additionally, we enter into foreign currency forward purchase and sale contracts to mitigate our exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables. We do not enter into derivative financial instruments for speculative purposes. The fair value of our foreign exchange forward contracts is based on a model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. We record the change in fair value of these foreign exchange forward contracts as part of currency gains (losses) within cost of sales in the condensed consolidated statements of income (loss). The fair value of foreign exchange forward contracts are recorded in prepayments and other current assets or other current liabilities in the condensed consolidated balance sheet. The fair value of our foreign exchange

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

forward contracts, presented on a gross basis by derivative contract at June 30, 2010 and December 31, 2009, respectively, was as follows:

Fair Value of Derivative Instruments
	June 30, 2010			December 31, 2009
	Asset	Liability		Asset	Liability
	Derivatives	Derivatives	Total	Derivatives	Derivatives	Total

Foreign exchange forward contracts	$1	$2	$(1)	$3	$1	$2

The fair value of our recurring financial assets and liabilities at June 30, 2010 and December 31, 2009, respectively, are as follows:

	June 30, 2010			December 31, 2009
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
			(Millions)

Financial Assets:
Foreign exchange forward contracts	n/a	n/a	n/a	n/a	$2	n/a
Financial Liabilities:
Foreign exchange forward contracts	n/a	$1	n/a	n/a	n/a	n/a

The fair value hierarchy definition prioritizes the inputs used in measuring fair value into the following levels:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

Level 3 — Unobservable inputs based on our own assumptions.

The following table summarizes by major currency the notional amounts, weighted-average settlement rates, and fair value for foreign currency forward purchase and sale contracts as of June 30, 2010:

		Notional Amount	Weighted Average	Fair Value in
		in Foreign Currency	Settlement Rates	U.S. Dollars
		(Millions Except Settlement Rates)

Australian dollars	—Purchase	50	0.840	$42
	—Sell	(12)	0.840	(10)
British pounds	—Purchase	38	1.494	56
	—Sell	(34)	1.494	(51)
European euro	—Purchase	—	—	—
	—Sell	(21)	1.223	(26)
South African rand	—Purchase	323	0.130	42
	—Sell	(44)	0.130	(5)
U.S. dollars	—Purchase	7	1.000	7
	—Sell	(61)	1.000	(61)
Other	—Purchase	548	0.011	6
	—Sell	(1)	0.939	(1)

				$(1)

(3) Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions. The arrangement is secured by substantially all our domestic assets and pledges of up to 65 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

On June 3, 2010 we completed an amendment and extension of our senior secured credit facility by extending the term of our revolving credit facility and replacing our $128 million term loan A with a larger and longer maturity term loan B facility. As a result of the amendment and extension, as of June 30, 2010, the senior credit facility provides us with a total revolving credit facility size of $622 million until March 16, 2012, when commitments of $66 million will expire. After March 16, 2012, the extended revolving credit facility will provide $556 million of revolving credit and will mature on May 31, 2014. The extended facility will mature on December 14, 2013 if our tranche B-1 letter of credit/revolving loan facility is not refinanced by that date. Prior to maturity, funds may be borrowed, repaid and re-borrowed under the revolving credit facilities without premium or penalty. The leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA as defined in the senior credit facility agreement) was decreased from 5.00 to 4.50 for the second quarter of 2010; from 4.75 to 4.25 for the third quarter of 2010; and from 4.50 to 4.25 for the fourth quarter of 2010 as a result of the June 3, 2010 amendment.

As of June 30, 2010, the senior credit facility also provides a six-year, $150 million term loan B maturing in June 2016, and a seven-year $130 million tranche B-1 letter of credit/revolving loan facility maturing in March 2014. The term loan B facility will mature on August 16, 2014 if we do not refinance our senior subordinated notes by that date.

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

As of June 30, 2010 our outstanding debt also includes $245 million of 10 1/4 percent senior secured notes due July 15, 2013, $250 million of 8 1/8 percent senior notes due November 15, 2015, and $500 million of 8 5/8 percent senior subordinated notes due November 15, 2014. At June 30, 2010, we had unused borrowing capacity of $675 million under our $752 million revolving credit facilities with $25 million in outstanding borrowings and $52 million in letters of credit outstanding.

The financial ratios required under the senior credit facility for the remainder of 2010 and beyond are set forth below. As of June 30, 2010, we were in compliance with all the financial covenants and operational restrictions of the senior credit facility.

		Interest
	Leverage	Coverage
Period Ending	Ratio	Ratio

September 30, 2010	4.25	2.30
December 31, 2010	4.25	2.35
March 31, 2011	4.00	2.55
June 30, 2011	3.75	2.55
September 30, 2011	3.50	2.55
December 31, 2011	3.50	2.55
Each quarter thereafter	3.50	2.75

Beginning June 3, 2010 and following each fiscal quarter thereafter, the margin we pay on borrowings under our term loan B and revolving credit facility, incurred interest at an annual rate equal to, at our option, either (i) the

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

London Interbank Offered Rate plus a margin of 475 and 450 basis points, respectively, or (ii) a rate consisting of the greater of (a) the JPMorgan Chase prime rate plus a margin of 375 and 350 basis points, respectively, (b) the Federal Funds rate plus 50 basis points plus a margin of 375 and 350 basis points, respectively, and (c) the Eurodollar Rate plus 100 basis points plus a margin of 375 and 350 basis points, respectively. The margin we pay on these borrowings will be reduced by 25 basis points following each fiscal quarter for which our consolidated net leverage ratio is less than 2.25 for extending lenders and will be further reduced by an additional 25 basis points following each fiscal quarter for which the consolidated net leverage ratio is less than 2.0 for extending lenders.

The margin we pay on borrowings under our tranche B-1 facility incurred interest at an annual rate equal to, at our option, either (i) the London Interbank Offered Rate plus a margin of 500 basis points, or (ii) a rate consisting of the greater of (a) the JPMorgan Chase prime rate plus a margin of 400 basis points, (b) the Federal Funds rate plus 50 basis points plus a margin of 400 basis points, and (c) the Eurodollar Rate plus 100 basis points plus a margin of 400 basis points.

On August 3, 2010 we issued $225 million of 7 3/4 percent senior notes due August 15, 2018 in a private offering. The net proceeds of this transaction, together with cash and available liquidity, will be used to finance the redemption of our 10 1/4 percent senior secured notes due in 2013. We called the senior secured notes for redemption on August 3, 2010, and expect to complete the redemption on September 2, 2010 at a price of 101.708 percent of the principal amount, plus accrued and unpaid interest. The new notes are general senior obligations of the subsidiary guarantors and will not be secured by assets of Tenneco Inc. or the guarantors.

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

We reported income tax expense of $30 million in the first six months of 2010. The tax expense recorded differs from the expense that would be recorded using a U.S. Federal statutory rate of 35 percent because a favorable mix of tax rates in the jurisdictions we pay taxes more than offset the impact of charges primarily related to adjustments to prior year income tax estimates and the impact of not benefiting tax losses in the U.S. and certain foreign jurisdictions. During the first six months of 2010, we recorded a $52 million reduction in our valuation allowance related to the utilization of U.S. NOLs resulting from a reorganization of our European operations. The amount recorded is an estimate that can not be finalized until year end. The estimated amount recorded does not impact the tax rate. In evaluating the requirements to record a valuation allowance, accounting standards do not permit us to consider an economic recovery in the U.S. or new business we have won. Consequently, beginning in 2008, given our historical losses, we concluded that our ability to fully utilize our NOLs was limited due to projecting the continuation of the negative economic environment and the impact of the negative operating environment on our tax planning strategies. As a result of our tax planning strategies which have not yet been

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

implemented and which do not depend upon generating future taxable income, we carry deferred tax assets in the U.S. of $90 million relating to the expected utilization of those NOLs. The federal NOLs expire beginning in 2020 through 2029. The state NOLs expire in various years through 2029.

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

We are required to record a valuation allowance against deferred tax assets generated by taxable losses in each period in the U.S. as well as in other foreign jurisdictions. Our future provision for income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these jurisdictions until the respective valuation allowance is eliminated. This will cause variability in our effective tax rate.

(5) In addition to our senior credit facility, senior secured notes, senior notes and senior subordinated notes, we also securitize some of our accounts receivable on a limited recourse basis in North America and Europe. As servicer under these accounts receivable securitization programs, we are responsible for performing all accounts receivable administration functions for these securitized financial assets including collections and processing of customer invoice adjustments. In North America, we have an accounts receivable securitization program with three commercial banks. We securitize original equipment and aftermarket receivables on a daily basis under the bank program. The amount of outstanding third party investments in our securitized accounts receivable bank program was $0 and $62 million at June 30, 2010 and December 31, 2009, respectively. In February 2010, the North American program was amended and extended to February 18, 2011, at a maximum facility size of $100 million. As part of this renewal, the margin we pay to our banks decreased. In March 2010, the North American program was further amended to extend the revolving terms of the program to March 25, 2011, add an additional bank and increase the available financing under the facility by $10 million to a new maximum of $110 million. In addition, we added a second priority facility to the North American program, which provides up to an additional $40 million of financing against accounts receivable generated in the U.S. or Canada that would otherwise be ineligible under the existing securitization facility. This new second priority facility also expires on March 25, 2011, and is subordinated to the existing securitization facility.

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

We also securitize receivables in our European operations to regional banks in Europe. The amount of outstanding third party investments in our securitized accounts receivable in Europe was $105 million and $75 million at June 30, 2010 and December 31, 2009, respectively. The arrangements to securitize receivables in Europe are provided under seven separate facilities provided by various financial institutions in each of the foreign jurisdictions. The commitments for these arrangements are generally for one year but some may be cancelled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon 15 days, or less, notification.

If we were not able to securitize receivables under either the North American or European securitization programs, our borrowings under our revolving credit agreements might increase. These accounts receivable

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

securitization programs provide us with access to cash at costs that are generally favorable to alternative sources of financing, and allow us to reduce borrowings under our revolving credit agreements.

We adopted the new accounting guidance for transfers of financial assets effective January 1, 2010. Prior to the adoption of this new guidance, we accounted for activities under our North American and European accounts receivable securitization programs as sales of financial assets to our banks. The new accounting guidance changed the accounting rules for the transfer of financial assets which companies need to meet to qualify for sales accounting treatment. Based on these new accounting rules, effective January 1, 2010, we account for our North American securitization program as a secured borrowing as we no longer meet the conditions required for sales accounting treatment. Our European securitization programs continue to qualify for sales accounting treatment under these new accounting rules. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under our European securitization programs approximates the fair value of such receivables. We recognized $1 million and $2 million in interest expense for the three month and six month periods ended June 30, 2010, respectively, relating to our North American securitization program which effective January 1, 2010, is accounted for as a secured borrowing arrangement under the new accounting guidance for transfers of financial assets. In addition, we recognized a loss of $1 million and $2 million for the three month periods ended June 30, 2010 and 2009, respectively, and $2 million and $4 million for the six month periods ended June 30, 2010 and 2009, respectively, on the sale of trade accounts receivable in both the North American and European accounts receivable securitization programs, representing the discount from book values at which these receivables were sold to our banks. The discount rate varies based on funding costs incurred by our banks, which averaged approximately five percent during 2010.

The impact of the new accounting rules on our condensed consolidated financial statements includes an increase of $1 million and $2 million in interest expense and a corresponding decrease in loss on sale of receivables on our income statement for the three month and six month periods ended June 30, 2010, respectively. For the six month period ended June 30, 2010, there was no cash flow impact as a result of the new accounting rules, however, for the three month period ended June 30, 2010, our cash flow provided (used) by financing activities decreased by $126 million, due to the impact of the accounting rule changes on our North America accounts receivable securitization program. Funding levels provided by our European securitization programs continue to be reflected as a change in receivables and included in net cash provided (used) by operating activities as under the previous accounting rules. Had the new accounting rules been in effect in 2009, reported receivables and short-term debt would both have been $62 million higher as of December 31, 2009. The loss on sale of receivables would have been $1 million and $2 million lower, offset by a corresponding $1 million and $2 million increase to interest expense for the three month and six month periods ended June 30, 2009, respectively. Additionally, our cash provided (used) by operations would have decreased by $4 million and $66 million with a corresponding increase in cash provided by financing activities for the same amount for the three month and six month periods ended June 30, 2009, respectively.

(6) Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. Our Board of Directors approved a restructuring project in 2001, known as Project Genesis, which was designed to lower our fixed costs, relocate capacity, reduce our work force, improve efficiency and utilization, and better optimize our global footprint. We have subsequently engaged in various other restructuring projects related to Project Genesis. In 2009, we incurred $21 million in restructuring and related costs, of which $16 million was recorded in cost of sales, $1 million was recorded in selling, general, administrative and engineering expense and $4 million was recorded in depreciation and amortization expense. In the second quarter of 2010, we incurred $4 million in restructuring and related costs, of which $3 million was recorded in cost of sales and $1 million was recorded in depreciation and amortization expense. In the first half of 2010, we incurred $9 million in restructuring and related costs, of which $7 million was recorded in cost of sales and $2 million was recorded in depreciation and amortization expense.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Amounts related to activities that are part of our restructuring plans are as follows:

(Millions)	December 31,				June 30,
	2009	2010	Impact of		2010
	Restructuring	Cash	Exchange	Reserve	Restructuring
	Reserve	Payments	Rates	Adjustments	Reserve

Severance	15	(4)	—	(2)	9

Under the terms of our amended and restated senior credit agreement that took effect on June 3, 2010, we are allowed to exclude $60 million of cash charges and expenses, before taxes, related to cost reduction initiatives incurred after June 3, 2010 from the calculation of the financial covenant ratios required under our senior credit facility. As of June 30, 2010, we have excluded $3 million in cumulative allowable charges relating to restructuring initiatives against the $60 million available under the terms of the February 2010 amended and restated senior credit facility.

On September 22, 2009, we announced that we will be closing our original equipment ride control plant in Cozad, Nebraska. We expect the elimination of 500 positions at the Cozad plant and expect to record up to $20 million in restructuring and related expenses, of which approximately $14 million represents cash expenditures. We expect that all expenses will be recorded by the end 2010. We plan to hire at other facilities as we move the production from Cozad to those facilities, resulting in a net decrease of approximately 60 positions. During 2009, we recorded $11 million of restructuring and related expenses related to this initiative. For the second quarter of 2010, we recorded $2 million of restructuring and related expenses related to this initiative. For the first six months of 2010, we recorded $5 million of restructuring and related expenses related to this initiative.

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

As of June 30, 2010, we have the obligation to remediate or contribute towards the remediation of certain sites, including two existing Superfund sites. At June 30, 2010, our estimated share of environmental remediation costs at these sites was approximately $17 million on a discounted basis. The undiscounted value of the estimated remediation costs was $21 million. For those locations in which the liability was discounted, the weighted average discounted rate used was 2.9 percent. Based on information known to us, we have established reserves that we believe are adequate for these costs. Although we believe these estimates of remediation costs are reasonable and are based on the latest available information, the costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute towards the remediation costs. In addition, certain environmental statutes provide that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at these sites has been considered, where appropriate, in our determination of our estimated liability.

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

We also from time to time are involved in legal proceedings, claims or investigations that are incidental to the conduct of our business. Some of these proceedings allege damages against us relating to environmental liabilities (including toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warning issues, and other product liability related matters), taxes, employment matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. For example, one of our Argentine subsidiaries is currently defending against a criminal complaint alleging the failure to comply with laws requiring the proceeds of export transactions to be collected, reported and/or converted to local currency within specified time periods. As another example, we have become subject to an audit in 12 states of our practices with respect to the payment of unclaimed property to those states. We have practices in place which we believe ensure that we pay unclaimed property as required. We are in the initial stages of this audit, which could cover nearly 25 years. We vigorously defend ourselves against all of these claims. In future periods, we could be subjected to cash costs or non-cash charges to earnings if any of these matters is resolved on unfavorable terms. However, although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, including our assessment of the merits of the particular claim, we do not expect that these legal proceedings or claims will have any material adverse impact on our future consolidated financial position, results of operations or cash flows.

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

Below is a table that shows the activity in the warranty accrual accounts:

	Six Months
	Ended
	June 30,
	2010	2009
	(Millions)

Beginning Balance January 1,	$32	$27
Accruals related to product warranties	8	7
Reductions for payments made	(8)	(6)

Ending Balance June 30,	$32	$28

(8) Earnings (loss) per share of common stock outstanding were computed as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(Millions Except Share and Per Share Amounts)

Basic earnings (loss) per share —
Net income (loss) attributable to Tenneco Inc.	$40	$(33)	$47	$(82)

Average shares of common stock outstanding	59,142,946	46,660,573	59,033,416	46,668,343

Earnings (loss) per average share of common stock	$0.68	$(0.72)	$0.79	$(1.76)

Diluted earnings (loss) per share —
Net income (loss) attributable to Tenneco Inc.	$40	$(33)	$47	$(82)

Average shares of common stock outstanding	59,142,946	46,660,573	59,033,416	46,668,343
Effect of dilutive securities:
Restricted stock	354,974	—	414,059	—
Stock options	1,501,109	—	1,445,492	—

Average shares of common stock outstanding including dilutive securities	60,999,029	46,660,573	60,892,967	46,668,343

Earnings (loss) per average share of common stock	$0.66	$(0.72)	$0.77	$(1.76)

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The calculation of diluted earnings per share includes the dilutive effect of 1,501,109 stock options and 354,974 shares of restricted stock for the three months ended June 30, 2010 and 1,445,492 stock options and 414,059 shares of restricted stock for the six months ended June 30, 2010. The calculation of diluted loss per share for the same three month and six month periods in 2009 does not include the dilutive effect of 698,919 and 397,078 stock options or any shares of restricted stock. In addition, for the three month periods ended June 30, 2010 and 2009, options to purchase 2,156,778 and 3,079,921 shares of common stock and 219,614 and 651,291 shares of restricted stock were outstanding, respectively, but not included in the computation of dilutive earnings (loss) per share, because the options were antidilutive. For the six month periods ended June 30, 2010 and 2009, options to purchase, 2,212,395 and 3,381,762 shares of common stock and 160,529 and 651,291 shares of restricted stock were outstanding, respectively, but not included in the computation of diluted earnings (loss) per share as they were antidilutive.

(9) Equity Plans — We have granted a variety of awards, including common stock, restricted stock, restricted stock units, performance units, stock appreciation rights (“SARs”), and stock options to our directors, officers, and employees.

Accounting Methods — The impact of recognizing compensation expense related to nonqualified stock options is contained in the table below.

	Six Months
	Ended June 30,
	2010	2009
	(Millions)

Selling, general and administrative	$2	$2

Loss before interest expense, income taxes and noncontrolling interests	(2)	(2)
Income tax benefit	—	—

Net loss	$(2)	$(2)

Decrease in basic earnings per share	$(0.03)	$(0.03)
Decrease in diluted earnings per share	$(0.03)	$(0.03)

We immediately expense stock options and restricted stock awarded to employees who are eligible to retire. When employees become eligible to retire during the vesting period, we recognize the remaining expense associated with their stock options and restricted stock.

As of June 30, 2010, there was approximately $5 million of unrecognized compensation costs related to our stock option awards that we expect to recognize over a weighted average period of 1.1 years.

Compensation expense for restricted stock, restricted stock units, long-term performance units and SARs, was $5 million and $3 million for the six months ended June 30, 2010 and 2009, respectively, and was recorded in selling, general, and administrative expense on the statement of income (loss).

Cash received from stock option exercises during the six months ended June 30, 2010 was $1 million and stock options exercised during the first six months of 2010 would have generated an excess tax benefit of less than $1 million. Cash received from stock option exercises during the six months ended June 30, 2009 was less than $1 million. Stock options exercised during the first six months of 2009 would have generated an excess tax benefit of less than $1 million. We did not record the excess tax benefit as we have federal and state net operating losses which are not currently being utilized.

Assumptions — We calculated the fair values of stock option awards using the Black-Scholes option pricing model with the weighted average assumptions listed below. The fair value of share-based awards is determined at

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

the time the awards are granted which is generally in January of each year, and requires judgment in estimating employee and market behavior.

	Six Months
	Ended
	June 30,
	2010	2009

Stock Options Granted
Weighted average grant date fair value, per share	$11.76	$1.31
Weighted average assumptions used:
Expected volatility	75.4%	82.6%
Expected lives	4.6	4.5
Risk-free interest rates	2.2%	1.5%
Dividend yields	0.0%	0.0%

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

Stock Options — The following table reflects the status and activity for all options to purchase common stock for the period indicated:

	Six Months Ended June 30, 2010
			Weighted Avg.
	Shares	Weighted Avg.	Remaining	Aggregate
	Under	Exercise	Life in	Intrinsic
	Option	Prices	Years	Value
				(Millions)

Outstanding Stock Options
Outstanding, January 1, 2010	3,425,457	$13.21	4.6	$20
Granted	346,774	19.48
Canceled	(15,000)	10.66
Forfeited	(16,471)	19.72
Exercised	(55,375)	6.06		1

Outstanding, March 31, 2010	3,685,385	$13.89	4.7	$30
Granted	6,398	24.27
Canceled	—	—
Forfeited	(1,350)	25.09
Exercised	(32,546)	11.30		—

Outstanding, June 30, 2010	3,657,887	$13.93	4.6	$37

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Restricted Stock — The following table reflects the status for all nonvested restricted shares for the period indicated:

	Six Months Ended
	June 30, 2010
		Weighted Avg.
		Grant Date
	Shares	Fair Value

Nonvested Restricted Shares
Nonvested balance at January 1, 2010	644,052	$9.85
Granted	240,555	19.48
Vested	(307,981)	13.82
Forfeited	(3,064)	4.10

Nonvested balance at March 31, 2010	573,562	$11.50
Granted	4,099	24.27
Vested	(2,913)	13.54
Forfeited	(160)	1.85

Nonvested balance at June 30, 2010	574,588	$11.59

The fair value of restricted stock grants is equal to the average of the high and low market price of our stock at the date of grant. As of June 30, 2010, approximately $5 million of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of approximately 2.0 years.

Long-Term Performance Units, Restricted Stock Units and SARs — Long-term performance units, restricted stock units and SARs are paid in cash and recognized as a liability based upon their fair value. As of June 30, 2010, $7 million of unrecognized compensation costs is expected to be recognized over a weighted-average period of approximately 2.4 years.

(10) Net periodic pension costs (income) and postretirement benefit costs (income) consist of the following components:

	Three Months Ended June 30,
	Pension				Postretirement
	2010		2009		2010	2009
	US	Foreign	US	Foreign	US	US
			(Millions)

Service cost — benefits earned during the period	$—	$2	$1	$1	$1	$—
Interest cost	5	4	5	4	2	2
Expected return on plan assets	(5)	(5)	(6)	(5)	—	—
Settlement loss	—	—	1	—	—	—
Net amortization:
Actuarial loss	1	1	—	—	1	2
Prior service cost	—	1	—	1	(2)	(2)

Net pension and postretirement costs	$1	$3	$1	$1	$2	$2

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Six Months Ended June 30,
	Pension				Postretirement
	2010		2009		2010	2009
	US	Foreign	US	Foreign	US	US
			(Millions)

Service cost — benefits earned during the period	$—	$3	$1	$2	$1	$—
Interest cost	10	9	10	8	4	4
Expected return on plan assets	(10)	(10)	(11)	(9)	—	—
Settlement loss	—	—	2	—	—	—
Net amortization:
Actuarial loss	2	2	1	1	2	3
Prior service cost	—	1	—	1	(3)	(3)

Net pension and postretirement costs	$2	$5	$3	$3	$4	$4

For the six months ended June 30, 2010, we made pension contributions of $4 million for our domestic pension plans and $8 million for our foreign pension plans. Based on current actuarial estimates, we believe we will be required to make approximately $42 million in contributions for the remainder of 2010.

We made postretirement contributions of approximately $4 million during the first six months of 2010. Based on current actuarial estimates, we believe we will be required to make approximately $6 million in contributions for the remainder of 2010.

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

sales accounting treatment under these new accounting rules. We have disclosed the impact of this accounting rule change on our condensed consolidated financial statements and added additional disclosures as required under this new accounting guidance in footnote 5 of our notes to condensed consolidated financial statements.

In June 2009, the FASB issued new accounting guidance which changes the criterion relating to the consolidation of variable interest entities (VIE) and amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE by requiring a qualitative rather than quantitative analysis. The new accounting guidance also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE and enhanced disclosures about an entity’s involvement with a VIE. The new accounting guidance is effective for a reporting entity’s first annual reporting period that begins after November 15, 2009, and for interim and annual reporting periods thereafter. The adoption of this new accounting guidance on January 1, 2010 did not have any impact on our condensed consolidated financial statements.

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

We have issued guarantees through letters of credit in connection with some obligations of our affiliates. As of June 30, 2010, we have guaranteed $52 million in letters of credit to support some of our subsidiaries’ insurance arrangements, foreign employee benefit programs, environmental remediation activities and cash management and capital requirements.

Negotiable Financial Instruments — One of our European subsidiaries receives payment from one of its OE customers whereby the accounts receivable are satisfied through the delivery of negotiable financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets as they do not meet the definition of cash equivalents. The amount of these financial instruments that was collected before their maturity date and sold at a discount totaled $4 million and $5 million at June 30, 2010 and December 31, 2009, respectively. No negotiable financial instruments were held by our European subsidiary as of June 30, 2010 or December 31, 2009, respectively.

In certain instances several of our Chinese subsidiaries receive payment from OE customers and satisfy vendor payments through the receipt and delivery of negotiable financial instruments. Financial instruments used to satisfy vendor payables and not redeemed totaled $11 million and $15 million at June 30, 2010 and December 31, 2009, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $22 million and $15 million at June 30, 2010 and December 31, 2009, respectively. We classify financial instruments received from our OE customers as other current assets if issued by a financial institution of our customers or as customer notes and accounts, net if issued by our customer. At June 30, 2010, we classified $21 million in other current assets and $1 million in customer notes and accounts, net. At December 31, 2009, we classified $15 million in other current assets. Some of our Chinese subsidiaries that issue their own negotiable financial instruments to pay vendors are required to maintain a cash balance if they exceed certain credit limits with the financial institution that guarantees those financial instruments. A restricted cash balance of $1 million was required at one of our Chinese subsidiaries at June 30, 2010. At December 31, 2009, there was no restricted cash balance required.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

The following table summarizes certain Tenneco Inc. segment information:

	Segment
	North		Asia	Reclass &
	America	Europe	Pacific	Elims	Consolidated
			(Millions)

For the Three Months Ended June 30, 2010
Revenues from external customers	$738	$606	$158	$—	$1,502
Intersegment revenues	2	42	7	(51)	—
Income before interest expense, income taxes, and noncontrolling interests	50	30	13	—	93
For the Three Months Ended June 30, 2009
Revenues from external customers	$468	$520	$118	$—	$1,106
Intersegment revenues	2	34	3	(39)	—
Income before interest expense, income taxes, and noncontrolling interests	6	6	5	—	17
At June 30, 2010 and for the Six Months Then Ended
Revenues from external customers	$1,343	$1,167	$308	$—	$2,818
Intersegment revenues	5	71	12	(88)	—
Income before interest expense, income taxes, and noncontrolling interests	86	42	24	—	152
Total assets	1,310	1,254	397	19	2,980
At June 30, 2009 and for the Six Months Then Ended
Revenues from external customers	$937	$926	$210	$—	$2,073
Intersegment revenues	3	72	5	(80)	—
Income before interest expense, income taxes, and noncontrolling interests	10	(11)	5	—	4
Total assets	1,070	1,354	331	12	2,767

(15)  Supplemental guarantor condensed consolidating financial statements are presented below:

Basis of Presentation

Subject to limited exceptions, all of our existing and future material domestic 100% owned subsidiaries (which are referred to as the Guarantor Subsidiaries) fully and unconditionally guarantee our senior subordinated notes due

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF INCOME (LOSS)

	For the Three Months Ended June 30, 2010
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
			(Millions)

Revenues
Net sales and operating revenues —
External	$677	$825	$—	$—	$1,502
Affiliated companies	31	126	—	(157)	—

	708	951	—	(157)	1,502

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	533	846	—	(157)	1,222
Engineering, research, and development	17	16	—	—	33
Selling, general, and administrative	36	60	2	—	98
Depreciation and amortization of other intangibles	21	32	—	—	53

	607	954	2	(157)	1,406

Other income (expense)
Loss on sale of receivables	—	(1)	—	—	(1)
Other income (loss)	9	3	1	(15)	(2)

	9	2	1	(15)	(3)

Income (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	110	(1)	(1)	(15)	93

Interest expense —
External (net of interest capitalized)	(1)	3	30	—	32
Affiliated companies (net of interest income)	50	(18)	(32)	—	—
Income tax expense (benefit)	3	12	—	—	15
Equity in net income (loss) from affiliated companies	(8)	—	39	(31)	—

Net Income (loss)	50	2	40	(46)	46

Less: Net income (loss) attributable to noncontrolling interests	—	6	—	—	6

Net income (loss) attributable to Tenneco Inc.	$50	$(4)	$40	$(46)	$40

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF INCOME (LOSS)

	For the Six Months Ended June 30, 2010
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
			(Millions)

Revenues
Net sales and operating revenues —
External	$1,220	$1,598	$—	$—	$2,818
Affiliated companies	62	235	—	(297)	—

	1,282	1,833	—	(297)	2,818

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	1,052	1,540	—	(297)	2,295
Engineering, research, and development	26	34	—	—	60
Selling, general, and administrative	73	123	2	—	198
Depreciation and amortization of other intangibles	43	65	—	—	108

	1,194	1,762	2	(297)	2,661

Other income (expense)
Loss on sale of receivables	—	(2)	—	—	(2)
Other income (loss)	9	2	1	(15)	(3)

	9	—	1	(15)	(5)

Income (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	97	71	(1)	(15)	152

Interest expense —
External (net of interest capitalized)	(1)	4	61	—	64
Affiliated companies (net of interest income)	87	(23)	(64)	—	—
Income tax expense (benefit)	4	26	—	—	30
Equity in net income (loss) from affiliated companies	47	—	45	(92)	—

Net Income (loss)	54	64	47	(107)	58

Less: Net income (loss) attributable to noncontrolling interests	—	11	—	—	11

Net income (loss) attributable to Tenneco Inc.	$54	$53	$47	$(107)	$47

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

BALANCE SHEET

	June 30, 2010
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass
	Subsidiaries	Subsidiaries	Company)	& Elims	Consolidated
	(Millions)

ASSETS
Current assets:
Cash and cash equivalents	$2	$144	$—	$—	$146
Receivables, net	591	1,012	39	(787)	855
Inventories	193	278	—	—	471
Deferred income taxes	101	—	—	(54)	47
Prepayments and other	23	130	1	(1)	153

Total current assets	910	1,564	40	(842)	1,672

Other assets:
Investment in affiliated companies	400	—	572	(972)	—
Notes and advances receivable from affiliates	3,814	593	5,782	(10,189)	—
Long-term receivables, net	2	7	—	—	9
Goodwill	22	63	—	—	85
Intangibles, net	15	17	—	—	32
Deferred income taxes	66	20	28	(28)	86
Other	28	45	30	—	103

	4,347	745	6,412	(11,189)	315

Plant, property, and equipment, at cost	991	1,895	—	—	2,886
Less — Accumulated depreciation and amortization	(696)	(1,197)	—	—	(1,893)

	295	698	—	—	993

Total assets	$5,552	$3,007	$6,452	$(12,031)	$2,980

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)
Short-term debt — non-affiliated	$—	$64	$1	$—	$65
Short-term debt — affiliated	143	502	10	(655)	—
Trade payables	399	674	—	(119)	954
Accrued taxes	18	23	—	(1)	40
Other	157	192	45	(67)	327

Total current liabilities	717	1,455	56	(842)	1,386

Long-term debt — non-affiliated	—	11	1,178	—	1,189
Long-term debt — affiliated	4,539	346	5,304	(10,189)	—
Deferred income taxes	28	57	—	(28)	57
Postretirement benefits and other liabilities	325	66	—	4	395
Commitments and contingencies

Total liabilities	5,609	1,935	6,538	(11,055)	3,027

Redeemable noncontrolling interests	—	10	—	—	10

Tenneco Inc. Shareholders’ equity	(57)	1,033	(86)	(976)	(86)

Noncontrolling interests	—	29	—	—	29

Total equity	(57)	1,062	(86)	(976)	(57)

Total liabilities, redeemable noncontrolling interests and equity	$5,552	$3,007	$6,452	$(12,031)	$2,980

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Three Months Ended June 30, 2010
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass
	Subsidiaries	Subsidiaries	Company)	& Elims	Consolidated
	(Millions)

Operating Activities
Net cash provided (used) by operating activities	$(91)	$263	$(68)	$—	$104

Investing Activities
Cash payments for plant, property, and equipment	(14)	(20)	—	—	(34)
Cash payments for software related intangible assets	(4)	(2)	—	—	(6)
Investments and other	—	1	—	—	1

Net cash used by investing activities	(18)	(21)	—	—	(39)

Financing Activities
Issuance of long-term debt	—	5	150	—	155
Retirement of long-term debt	—	(1)	(128)	—	(129)
Debt issuance cost on long-term debt	—	—	(9)	—	(9)
Increase (decrease) in bank overdrafts	—	3	—	—	3
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivables	—	(7)	25	—	18
Net increase (decrease) in short-term borrowings secured by accounts receivables	—	(126)	—	—	(126)
Intercompany dividends and net increase (decrease) in intercompany obligations	111	(141)	30	—	—
Distribution to noncontrolling interests partners	—	(10)	—	—	(10)

Net cash provided (used) by financing activities	111	(277)	68	—	(98)

Effect of foreign exchange rate changes on cash and cash equivalents	—	(14)	—	—	(14)

Increase (decrease) in cash and cash equivalents	2	(49)	—	—	(47)
Cash and cash equivalents, April 1	—	193	—	—	193

Cash and cash equivalents, June 30 (Note)	$2	$144	$—	$—	$146

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2010
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass
	Subsidiaries	Subsidiaries	Company)	& Elims	Consolidated
	(Millions)

Operating Activities
Net cash provided (used) by operating activities	$(63)	$227	$(117)	$—	$47

Investing Activities
Proceeds from sale of assets	—	1	—	—	1
Cash payments for plant, property, and equipment	(29)	(43)	—	—	(72)
Cash payments for software related intangible assets	(5)	(3)	—	—	(8)
Investments and other	—	2	—	—	2

Net cash used by investing activities	(34)	(43)	—	—	(77)

Financing Activities
Issuance of long-term debt	—	5	150	—	155
Retirement of long-term debt	—	(2)	(135)	—	(137)
Debt issuance cost on long-term debt	—	—	(9)	—	(9)
Increase (decrease) in bank overdrafts	—	2	—	—	2
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	—	(5)	25	—	20
Intercompany dividends and net increase (decrease) in intercompany obligations	79	(165)	86	—	—
Distribution to noncontrolling interests partners	—	(11)	—	—	(11)

Net cash provided (used) by financing activities	79	(176)	117	—	20

Effect of foreign exchange rate changes on cash and cash equivalents	—	(11)	—	—	(11)

Increase (decrease) in cash and cash equivalents	(18)	(3)	—	—	(21)
Cash and cash equivalents, January 1	20	147	—	—	167

Cash and cash equivalents, June 30 (Note)	$2	$144	$—	$—	$146

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2009
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
	(Millions)

Operating Activities
Net cash provided (used) by operating activities	$40	$128	$(137)	$—	$31

Investing Activities
Proceeds from the sale of assets	—	2	—	—	2
Cash payment for plant, property, and equipment	(24)	(42)	—	—	(66)
Cash payment for software related intangible assets	(1)	(3)	—	—	(4)
Acquisition of business (net of cash acquired)	—	1	—	—	1

Net cash used by investing activities	(25)	(42)	—	—	(67)

Financing Activities
Issuance of long-term debt	—	—	2	—	2
Debt issuance cost of long-term debt	—	—	(8)	—	(8)
Retirement of long-term debt	—	(2)	(6)	—	(8)
Increase (decrease) in bank overdrafts	—	(24)	—	—	(24)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	—	15	60	—	75
Intercompany dividends and net increase (decrease) in intercompany obligations	(31)	(58)	89	—	—
Distribution to noncontrolling interest partners	—	(10)	—	—	(10)

Net cash provided (used) by financing activities	(31)	(79)	137	—	27

Effect of foreign exchange rate changes on cash and cash equivalents	—	(6)	—	—	(6)

Increase (decrease) in cash and cash equivalents	(16)	1	—	—	(15)
Cash and cash equivalents, January 1	16	110	—	—	126

Cash and cash equivalents, June 30 (Note)	$—	$111	$—	$—	$111

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As you read the following review of our financial condition and results of operations, you should also read our condensed consolidated financial statements and related notes beginning on page 6.

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

The deterioration in the global economy and global credit markets beginning in 2008 negatively impacted global business activity in general, and specifically the automotive industry in which we operate. The market turmoil and tightening of credit, as well as the dramatic decline in the housing market in the United States and Western Europe, led to a lack of consumer confidence evidenced by a rapid decline in light vehicle purchases in 2008 and the first six months of 2009. OE production started to stabilize and overall the production environment strengthened during the second half of 2009 compared to the first half of 2009 as production began to track more closely to vehicle sales after inventory corrections in the first half of 2009. Light vehicle production in the first half of 2010 has continued to strengthen. North American light vehicle production was up 72 percent year-over-year, while in Europe, light vehicle production in the first half of 2010 was up 26 percent year-over-year. Current light vehicle production projections for the remainder of 2010 for North America, China, South America and India are up year-over-year when compared to the second half of 2009, while for Europe and Australia, current light vehicle production projections for the remainder of 2010 are down year-over-year when compared to the second half of 2009. Declines in production would have an adverse effect on the financial condition of our OE customers, and on our future results of operations.

We have a substantial amount of indebtedness. As such, our ability to generate cash — both to fund operations and service our debt — is also a significant area of focus for our company. See “Liquidity and Capital Resources” below for further discussion of cash flows and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Total revenues for the second quarter of 2010 were $1,502 million, compared to $1,106 million in the second quarter of 2009. Excluding the impact of currency and substrate sales, revenue was up $317 million or 36 percent due to higher year-over-year OE vehicle production levels in all geographic regions and new platform launches. Stronger year-over-year aftermarket sales globally, in particular North America and South America, also contributed to the increase.

Gross margin in the second quarter of 2010 was 18.6 percent, up from 17.5 percent in the second quarter of 2009. The improvement was driven by higher year-over-year OE production volumes and the related manufacturing efficiencies. Also benefitting gross margin were higher aftermarket revenues as aftermarket revenues typically carry higher gross margins.

Selling, general and administrative expense was up $10 million in the second quarter of 2010, at $98 million, compared to $88 million in the second quarter of 2009. Increased changeover costs due to new aftermarket business in North America, the restoration of salary and benefit cuts made in the second quarter of 2009 along with higher performance-based compensation costs drove the increase. The second quarter of 2009 included $1 million in restructuring and related expense. Engineering expense was $33 million and $24 million in the second quarter of 2010 and 2009, respectively. The restoration of employee salary and benefit reductions made in the second quarter of 2009 coupled with increased engineering spending, related to diesel aftertreatment technology development and customer programs, drove the higher engineering costs year-over-year. Selling, general, administrative and engineering expenses decreased to 8.7 percent of revenues from 10.1 percent of revenues in 2009 due to higher year-over-year revenues.

Earnings before interest expense, taxes and noncontrolling interests (“EBIT”) was $93 million for the second quarter of 2010 compared to $17 million in the second quarter of 2009. Improved year-over-year OE production volumes in every geographic region, the related manufacturing efficiencies and higher aftermarket sales globally drove the increase to EBIT. Higher selling, general, administrative and engineering expenses and unfavorable currency impact of $7 million partially offset the increase.

Total revenues for the first six months of 2010 were $2,818 million, compared to $2,073 million for the first six months of 2009. Excluding the impact of currency and substrate sales, revenue was up $551 million, from $1,657 million to $2,208 million, driven by higher year-over-year OE vehicle production levels in every geographic region, new platform launches and higher aftermarket volumes.

Gross margin in the first half of 2010 was 18.6 percent, up 2.5 percentage points from 16.1 percent in 2009. The improvement was driven by higher year-over-year OE production volumes, the related manufacturing efficiencies and higher aftermarket revenues.

Selling, general and administrative expense was up $32 million in the first half of 2010, at $198 million, compared to $166 million in the first half of 2009. Increased changeover costs due to new aftermarket business in North America, higher performance-based compensation costs and the cost reduction efforts from the first half of 2009, which included employee furloughs and salary and benefit reductions, drove the increase in expense year-over-year. The first six months of 2009 included $1 million in restructuring and related expense. Engineering expense was $60 million and $45 million in the first half of 2010 and 2009, respectively. Increased spending related to diesel aftertreatment technology development and the cost reduction efforts, including employee furloughs and salary and benefit reductions, in the first half of 2009 drove the increase in expense year-over-year. Selling, general, administrative and engineering expenses decreased in the first six months of 2010 to 9.2 percent of revenues from 10.2 percent of revenues in the first six months of 2009 due to higher year-over-year revenues.

EBIT was $152 million for the first half of 2010, up from $4 million in 2009. Higher OE production volumes globally and the related manufacturing efficiencies, higher aftermarket sales and $5 million of positive currency drove the year-over-year increase. Partially offsetting the increase was higher selling, general, administrative and engineering spending and increased restructuring and related costs.

Results from Operations

Net Sales and Operating Revenues for the Three Months Ended June 30, 2010 and 2009

The following tables reflect our revenues for the second quarter of 2010 and 2009. We present these reconciliations of revenues in order to reflect the trend in our sales in various product lines and geographic regions separately from the effects of doing business in currencies other than the U.S. dollar. We have not reflected any currency impact in the 2009 table since this is the base period for measuring the effects of currency during 2010 on our operations. We believe investors find this information useful in understanding period-to-period comparisons in our revenues.

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

	Three Months Ended June 30, 2010
				Substrate	Revenues
				Sales	Excluding
			Revenues	Excluding	Currency and
		Currency	Excluding	Currency	Substrate
	Revenues	Impact	Currency	Impact	Sales
	(Millions)

North America Original Equipment
Ride Control	$140	$4	$136	$—	$136
Emission Control	417	3	414	181	233

Total North America Original Equipment	557	7	550	181	369
North America Aftermarket
Ride Control	138	1	137	—	137
Emission Control	43	1	42	—	42

Total North America Aftermarket	181	2	179	—	179
Total North America	738	9	729	181	548
Europe Original Equipment
Ride Control	114	(10)	124	—	124
Emission Control	266	(21)	287	85	202

Total Europe Original Equipment	380	(31)	411	85	326
Europe Aftermarket
Ride Control	56	(5)	61	—	61
Emission Control	41	(3)	44	—	44

Total Europe Aftermarket	97	(8)	105	—	105
South America & India	129	9	120	13	107
Total Europe, South America & India	606	(30)	636	98	538
Asia	121	—	121	27	94
Australia	37	5	32	3	29

Total Asia Pacific	158	5	153	30	123

Total Tenneco	$1,502	$(16)	$1,518	$309	$1,209

	Three Months Ended June 30, 2009
				Substrate	Revenues
				Sales	Excluding
			Revenues	Excluding	Currency and
		Currency	Excluding	Currency	Substrate
	Revenues	Impact	Currency	Impact	Sales

North America Original Equipment
Ride Control	$76	$—	$76	$—	$76
Emission Control	242	—	242	109	133

Total North America Original Equipment	318	—	318	109	209
North America Aftermarket
Ride Control	109	—	109	—	109
Emission Control	41	—	41	—	41

Total North America Aftermarket	150	—	150	—	150
Total North America	468	—	468	109	359
Europe Original Equipment
Ride Control	106	—	106	—	106
Emission Control	223	—	223	71	152

Total Europe Original Equipment	329	—	329	71	258
Europe Aftermarket
Ride Control	56	—	56	—	56
Emission Control	45	—	45	—	45

Total Europe Aftermarket	101	—	101	—	101
South America & India	90	—	90	12	78
Total Europe, South America & India	520	—	520	83	437
Asia	88	—	88	19	69
Australia	30	—	30	3	27

Total Asia Pacific	118	—	118	22	96

Total Tenneco	$1,106	$—	$1,106	$214	$892

Revenues from our North American operations increased $270 million in the second quarter of 2010 compared to the same period last year. Higher sales from both North American OE business units and aftermarket sales in both product lines drove the increase. North American OE emission control revenues were up $175 million in the second quarter of 2010; excluding favorable currency and substrate sales, revenues were up $100 million compared to last year. North American OE ride control revenues for the second quarter of 2010 were up $60 million from the prior year, excluding $4 million of favorable currency. Our total North American OE revenues, excluding substrate sales and currency, increased 78 percent in the second quarter of 2010 compared to second quarter of 2009. The improvement for both product lines was driven by higher OE production volumes, in particular on Tenneco supplied vehicles such as the Ford Super Duty pick-up, GMT 900, Dodge Ram pick-up and GM Epsilon models. North American light vehicle production increased 72 percent. Industry Class 8 commercial vehicle production was up 45 percent and industry Class 4-7 commercial vehicle production was up 29 percent in second quarter of 2010 as compared to the previous year comparable period. Aftermarket revenues for North America were $181 million in the second quarter of 2010, an increase of $31 million compared to the prior year. Excluding $2 million in favorable currency, aftermarket revenues were up $29 million driven by higher sales in both product lines due to improved volumes. Net of favorable currency, aftermarket ride control revenues increased 25 percent in the second quarter of 2010 while aftermarket emission control revenues increased three percent in the second quarter of 2010.

Our European, South American and Indian segment’s revenues increased $86 million, or 17 percent, in the second quarter of 2010 compared to last year. Europe OE emission control revenues of $266 million in the second quarter of 2010 were up 20 percent as compared to the second quarter of last year. Excluding $21 million of unfavorable currency and an increase in substrate sales, Europe OE emission control revenues increased 33 percent from 2009. Europe OE ride control revenues of $114 million in the second quarter of 2010 were up nine percent year-over-year. Excluding unfavorable currency, revenues increased by 18 percent in the second quarter of 2010 when compared to the second quarter of 2009. The increase for both product lines was driven by our content on strong selling vehicles including the VW Golf, Daimler Sprinter, Ford Focus, Mazda 3, the BMW 5-Series and Audi 3. Our total Europe OE revenues, excluding substrate sales and currency, increased 27% in the second quarter of 2010 compared to the second quarter of 2009. The second quarter total European light vehicle industry production was up 16 percent when compared to the second quarter of 2009. European aftermarket revenues decreased five percent or $4 million in the second quarter of 2010 compared to last year. When adjusted for currency, aftermarket revenues were up three percent. Excluding the negative $5 million impact of currency, ride control aftermarket revenues were up eight percent while emission control aftermarket revenues were down four percent, when $3 million of unfavorable currency was excluded. The increase in ride control aftermarket revenues was driven by improved volumes while the decline in emission control revenues was driven by lower volumes. South American and Indian revenues were $129 million during the second quarter of 2010, compared to $90 million in the prior year. When favorable currency and substrates were excluded, revenue was up $29 million compared to the second quarter of last year. Our South American revenues benefited from higher aftermarket sales and increased OE volumes. Our Indian operations benefited from higher OE volumes year-over-year as well.

Revenues from our Asia Pacific segment, which includes Australia and Asia, increased $40 million to $158 million in the second quarter of 2010 compared to the same period last year. Excluding the impact of substrate sales and currency, revenues increased to $123 million from $96 million in the prior year. Asian revenues for the second quarter of 2010 were $121 million, up 38 percent from last year. Excluding substrate sales, Asian revenue increased $25 million when compared with last year due to strong OE volumes in China in particular on Tenneco-supplied GM and VW platforms. Second quarter revenues for Australia increased 22 percent to $37 million. Excluding substrate sales and $5 million of favorable currency, Australian revenue increased 12 percent due to higher OE production volumes.

Net Sales and Operating Revenues for the Six Months Ended June 30, 2010 and 2009

	Six Months Ended June 30, 2010
				Substrate	Revenues
				Sales	Excluding
			Revenues	Excluding	Currency and
		Currency	Excluding	Currency	Substrate
	Revenues	Impact	Currency	Impact	Sales
	(Millions)

North America Original Equipment
Ride Control	$268	$8	$260	$—	$260
Emission Control	743	5	738	316	422

Total North America Original Equipment	1,011	13	998	316	682
North America Aftermarket
Ride Control	251	3	248	—	248
Emission Control	81	2	79	—	79

Total North America Aftermarket	332	5	327	—	327
Total North America	1,343	18	1,325	316	1,009
Europe Original Equipment
Ride Control	230	(5)	235	—	235
Emission Control	535	(4)	539	167	372

Total Europe Original Equipment	765	(9)	774	167	607
Europe Aftermarket
Ride Control	95	(2)	97	—	97
Emission Control	68	(1)	69	—	69

Total Europe Aftermarket	163	(3)	166	—	166
South America & India	239	24	215	26	189
Total Europe, South America & India	1,167	12	1,155	193	962
Asia	232	1	231	52	179
Australia	76	14	62	4	58

Total Asia Pacific	308	15	293	56	237

Total Tenneco	$2,818	$45	$2,773	$565	$2,208

	Six Months Ended June 30, 2009
				Substrate	Revenues
				Sales	Excluding
			Revenues	Excluding	Currency and
		Currency	Excluding	Currency	Substrate
	Revenues	Impact	Currency	Impact	Sales
	(Millions)

North America Original Equipment
Ride Control	$162	$—	$162	$—	$162
Emission Control	489	—	489	223	266

Total North America Original Equipment	651	—	651	223	428
North America Aftermarket
Ride Control	208	—	208	—	208
Emission Control	78	—	78	—	78

Total North America Aftermarket	286	—	286	—	286
Total North America	937	—	937	223	714
Europe Original Equipment
Ride Control	197	—	197	—	197
Emission Control	410	—	410	129	281

Total Europe Original Equipment	607	—	607	129	478
Europe Aftermarket
Ride Control	87	—	87	—	87
Emission Control	74	—	74	—	74

Total Europe Aftermarket	161	—	161	—	161
South America & India	158	—	158	21	137
Total Europe, South America & India	926	—	926	150	776
Asia	155	—	155	38	117
Australia	55	—	55	5	50

Total Asia Pacific	210	—	210	43	167

Total Tenneco	$2,073	$—	$2,073	$416	$1,657

Revenues from our North American operations increased $406 million in the first six months of 2010 compared to the same period last year. Increased OE and aftermarket revenues drove the improvement. North American OE emission control revenues were up $254 million in the first six months of 2010. Excluding substrate sales and currency impact, revenues were up $156 million compared to last year’s first six months. This increase was due to significantly higher light vehicle OE production, as mentioned in the three month discussion above. North American OE ride control revenues for the first six months of 2010 were up $106 million from the prior year. Again, the increase was primarily due to significantly higher light vehicle OE production, as discussed in the three month discussion above. Our total North American OE revenues, excluding substrate sales and currency, increased 59 percent in the first six months of 2010 over the first six months of 2009, as compared to the North American light vehicle production rate increase of 72 percent. Industry Class 8 commercial vehicle production was up 34 percent and industry Class 4-7 commercial vehicle production was up 22 percent in the first six months of 2010 as compared to the prior year comparable period. Aftermarket revenues for North America were $332 million in the first six months of 2010, an increase of $46 million compared to the prior year. Excluding currency, aftermarket ride control revenues were up 19 percent when compared with the first six months of 2009 while aftermarket emission control revenues increased one percent in the first six months of 2010 when compared to prior year.

European, South American and Indian segment’s revenues increased $241 million, or 26 percent, in the first six months of 2010 compared to last year. Europe OE emission control revenues of $535 million in the first six months of 2010 were up 31 percent as compared to the first six months of last year. Excluding substrate sales and unfavorable impact of $4 million due to currency, Europe OE emission control revenues increased 32 percent over 2009. Europe OE ride control revenues of $230 million in the first six months of 2010 were up 17 percent year-over-year. Excluding currency, revenues increased by 20 percent in the first six months of 2010 when compared to the same period of the prior year. Our total Europe OE revenues, excluding substrate sales and currency, increased 27 percent in the first half of 2010 compared to the first half of 2009. The European light vehicle industry production for the first six months of 2010 increased 26 percent from the first six months of 2009. European aftermarket revenues increased $2 million in the first six months of 2010 compared to last year. When adjusted for currency, aftermarket revenues were up $5 million or three percent from last year. Excluding the $2 million negative impact of currency, ride control aftermarket revenues were up 11 percent. Emission control aftermarket revenues were down eight percent, excluding $1 million of negative currency. South American and Indian revenues were $239 million during the first six months of 2010, compared to $158 million in the prior year’s first six months. Excluding positive currency and substrate sales, South American and Indian revenue was up $52 million or 37 percent from last year.

Revenues from our Asia Pacific segment increased $98 million to $308 million in the first six months of 2010 compared to the same period last year. Excluding the impact of substrate sales and currency, revenues increased to $237 million from $167 million in the prior year. Asian revenues for the first six months of 2010 were $232 million, an improvement of 50 percent from last year. Excluding currency and substrate sales, Asian revenues increased $62 million or 53 percent during the first half of 2010 when compared to the first half of 2009 due to strong OE volumes in China in particular on Tenneco-supplied GM and VW platforms. Revenues for the first six months of 2010 for Australia increased 39 percent to $76 million from $55 million in the first six months of last year. Excluding substrate sales and unfavorable currency, Australian revenue was up $8 million due to higher OE production volumes.

EBIT for the three months ended June 30, 2010 and 2009

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2010	2009	Change
	(Millions)

North America	$50	$6	$44
Europe, South America & India	30	6	24
Asia Pacific	13	5	8

	$93	$17	$76

The EBIT results shown in the preceding table include the following items, certain of which are discussed below under “Restructuring and Other Charges,” which have an effect on the comparability of EBIT results between periods:

	Three Months
	Ended
	June 30,
	2010	2009
	(Millions)

North America
Restructuring and related expenses	$3	$1
Environmental reserve(1)	—	5
Europe, South America & India
Restructuring and related expenses	1	2
Asia Pacific
Restructuring and related expenses	—	—

(1)	Represents a reserve related to environmental liabilities of a company Tenneco acquired in 1996, at locations never operated by Tenneco, and for which that acquired company had been indemnified by Mark IV Industries, which declared bankruptcy in the second quarter of 2009.

EBIT for North American operations was $50 million in the second quarter of 2010, compared to $6 million one year ago. Significantly higher OE production volumes, the related manufacturing efficiencies and improved aftermarket revenues drove the year-over year increase. This increase in EBIT was partially offset by higher selling, general, administrative and engineering costs, which included a $5 million year-over-year increase to aftermarket changeover costs related to new aftermarket business, primarily emission control business with NAPA Canada. Currency had a $3 million unfavorable impact on North American EBIT. Restructuring and related expenses of $3 million were included in the second quarter of 2010. Restructuring and related expenses of $1 million and a $5 million charge for an environmental reserve were included in the second quarter of 2009.

Our European, South American and Indian segment’s EBIT was $30 million for the second quarter of 2010 compared to $6 million during the same period last year. European, South American and Indian segment’s EBIT benefited from improved volumes, the related manufacturing efficiencies and material cost management. Higher selling, general, administrative and engineering expenses partially offset these improvements. Currency had a $5 million unfavorable impact on European, South American and Indian segment’s EBIT. Included in second quarter 2010 European, South American and Indian segment’s EBIT was $1 million in restructuring and related expenses compared to $2 million for the second quarter of 2009.

EBIT for our Asia Pacific segment in the second quarter of 2010 was $13 million compared to $5 million in the second quarter of 2009. Higher production volumes and the related manufacturing efficiencies were the primary drivers of the EBIT increase year-over-year. EBIT was also impacted by $1 million of favorable currency in the second quarter of 2010 when compared to last year. Increased selling, general and administrative expenses partially offset the EBIT improvement.

Currency had a $7 million unfavorable impact on overall company EBIT for the three months ended June 30, 2010, as compared to the prior year.

EBIT as a Percentage of Revenue

	Three Months
	Ended
	June 30,
	2010	2009

North America	7%	1%
Europe, South America & India	5%	1%
Asia Pacific	8%	4%
Total Tenneco	6%	2%

In North America, EBIT as a percentage of revenue for the second quarter of 2010 was up six percentage points when compared to last year. The increase in EBIT from higher OE production volumes and the related manufacturing efficiencies, and higher aftermarket sales was partially offset as a percentage of revenue by unfavorable currency, increased restructuring and related charges and higher selling, general, administrative and engineering expenses, including higher aftermarket changeover costs. In Europe, South America and India, EBIT margin for the second quarter of 2010 was four percentage points higher than prior year due to improved volumes and related manufacturing efficiencies, lower restructuring and related expenses and material cost management actions, partially offset by unfavorable currency and increased selling, general, administrative and engineering expenses. EBIT as a percentage of revenue for our Asia Pacific segment increased four percentage points in the second quarter of 2010 versus the prior year as higher volumes and the related manufacturing efficiencies and favorable currency were partially offset by increased selling, general and administrative expenses.

EBIT for the Six Months Ended June 30, 2010 and 2009

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2010	2009	Change
	(Millions)

North America	$86	$10	$76
Europe, South America & India	42	(11)	53
Asia Pacific	24	5	19

	$152	$4	$148

The EBIT results shown in the preceding table include the following items, certain of which are discussed below under “Restructuring and Other Charges,” which have an effect on the comparability of EBIT results between periods:

	Six Months
	Ended
	June 30,
	2010	2009
	(Millions)

North America
Restructuring and related expenses	$7	$3
Environmental reserve(1)	—	5
Europe, South America & India
Restructuring and related expenses	2	3
Asia Pacific
Restructuring and related expenses	—	—

(1)	Represents a reserve related to environmental liabilities of a company Tenneco acquired in 1996, at locations never operated by Tenneco, and for which that acquired company had been indemnified by Mark IV Industries, which declared bankruptcy in the second quarter of 2009.

EBIT from North American operations increased to $86 million in the first six months of 2010, from $10 million one year ago. The benefits to EBIT from significantly higher OE production volumes, the related manufacturing efficiencies and improved aftermarket revenues were partially offset by higher selling, general, administrative and engineering costs, which included a year-over-year increase to aftermarket changeover costs related to new aftermarket business. Currency had a $9 million favorable impact on North American EBIT for the first six months of 2010 when compared to the first six months of 2009. Restructuring and related expenses of $7 million were included in the first half of 2010 compared to $3 million of restructuring and related expenses and an environmental reserve charge of $5 million in the first half of 2009.

Our European, South American and Indian segment’s EBIT was $42 million for the first six months of 2010 compared to a loss of $11 million during the same period last year. The increase was driven by higher OE production volumes and the related manufacturing efficiencies, favorable platform mix in Europe and material cost management activities. Increased selling, general, administrative and engineering costs partially offset the increase. Restructuring and related expenses of $2 million were included in EBIT for the first six months of 2010, a decrease of $1 million from the same period last year. Currency had a $4 million unfavorable impact on the first six months’ EBIT of 2010 when compared to the first six months of last year.

EBIT for our Asia Pacific segment in the first six months of 2010 was $24 million compared to $5 million in the first six months of 2009. Higher volumes and the related manufacturing efficiencies drove the EBIT improvement. This increase was partially offset by increased selling, general and administrative costs.

Currency had a $5 million favorable impact on overall company EBIT for the six months ended June 30, 2010, as compared to the prior year.

EBIT as a Percentage of Revenue

	Six Months
	Ended
	June 30,
	2010	2009

North America	6%	1%
Europe, South America & India	4%	(1)%
Asia Pacific	8%	2%
Total Tenneco	5%	—

In North America, EBIT as a percentage of revenue for the first six months of 2010 was up five percentage points when compared to last year. The increase in EBIT from higher OE production volumes and the related manufacturing efficiencies, higher aftermarket sales and favorable currency was partially offset as a percentage of revenue by increased restructuring and related charges and higher selling, general, administrative and engineering expenses, including higher aftermarket changeover costs. In Europe, South America and India, EBIT margin for the first half of 2010 was five percentage points higher than prior year due to improved volumes, the related manufacturing efficiencies, lower restructuring and related expenses, favorable platform mix and material cost management actions, partially offset by unfavorable currency and increased selling, general, administrative and engineering expenses. EBIT as a percentage of revenue for our Asia Pacific segment increased six percentage points in the first six months of 2010 versus the prior year as higher volumes and the related manufacturing efficiencies were partially offset by increased selling, general and administrative expenses.

Interest Expense, Net of Interest Capitalized

We reported interest expense in the second quarter of 2010 of $32 million net of interest capitalized of $1 million ($31 million in our U.S. operations and $1 million in our foreign operations), down from $35 million net of interest capitalized of $1 million ($34 million in our U.S. operations and $1 million in our foreign operations) from the second quarter of 2009. Included in the second quarter of 2010 was $1 million of expense related to amending and extending our senior credit facility. Also, included in the second quarter of 2010 was $1 million of expense for factored receivables in North America. Interest expense decreased in the second quarter of 2010 compared to the prior year as a result of our lower average borrowings due to our operating cash performance and last year’s equity offering.

We reported interest expense for the first half of 2010 of $64 million net of interest capitalized of $2 million ($62 million in our U.S. operations and $2 million in our foreign operations), down from $66 million net of interest capitalized of $2 million ($65 million in our U.S. operations and $1 million in our foreign operations) a year ago.

On June 30, 2010, we had $1.012 billion in long-term debt obligations that have fixed interest rates. Of that amount, $245 million is fixed through July 2013 (we have sent bond holders a notice of redemption that these senior secured notes will be redeemed on September 2, 2010), $500 million is fixed through November 2014, $250 million is fixed through November 2015, and the remainder is fixed from 2010 through 2025. We also had $180 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” later in this Management’s Discussion and Analysis.

Income Taxes

We reported income tax expense of $15 million in the second quarter of 2010. The tax expense recorded differs from a statutory rate of 35 percent because of tax benefits of $6 million primarily related to income generated in lower tax rate jurisdictions as well as adjustments to tax estimates. We reported income tax expense of $11 million in the second quarter of 2009. The tax expense recorded differs from a statutory rate of 35 percent because of an $18 million non-cash charge for tax charges primarily related to the impact of not benefiting tax losses in the U.S. and certain foreign jurisdictions.

Income tax expense was $30 million for the first six months of 2010, compared to $14 million for the first six months of 2009. The tax expense recorded for the first six months of 2010 differs from a statutory rate of 35 percent because of a net tax benefit of $1 million primarily related to income generated in lower tax rate jurisdictions as well as adjustments to tax estimates, which were partially offset by non-cash tax charges related to adjustments to prior year income tax estimates and the impact of not benefiting tax losses in the U.S. and certain foreign jurisdictions. The tax expense recorded for the first six months of 2009 was $14 million. The tax expense recorded differs from a statutory rate of 35 percent because of a $36 million non-cash tax charge primarily related to the impact of not benefiting tax losses in the U.S. and certain foreign jurisdictions.

Restructuring and Other Charges

Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. Our Board of Directors approved a restructuring project in 2001, known as Project Genesis, which was designed to lower our fixed costs, relocate capacity, reduce our work force, improve efficiency and utilization, and better optimize our global footprint. We have subsequently engaged in various other restructuring projects related to Project Genesis. In 2009, we incurred $21 million in restructuring and related costs, of which $16 million was recorded in cost of sales, $1 million was recorded in selling, general, administrative and engineering expense and $4 million was recorded in depreciation and amortization expense. In the second quarter of 2010, we incurred $4 million in restructuring and related costs, of which $3 million was recorded in cost of sales and $1 million was recorded in depreciation and amortization expense. In the first half of 2010, we incurred $9 million in restructuring and related costs, of which $7 million was recorded in cost of sales and $2 million was recorded in depreciation and amortization expense.

Amounts related to activities that are part of our restructuring plans are as follows:

	December 31,				June 30,
	2009	2010	Impact of		2010
	Restructuring	Cash	Exchange	Reserve	Restructuring
(Millions)	Reserve	Payments	Rates	Adjustments	Reserve

Severance	15	(4)	—	(2)	9

Under the terms of our amended and extended senior credit agreement that took effect on June 3, 2010, we are allowed to exclude $60 million of cash charges and expenses, before taxes, related to cost reduction initiatives incurred after June 3, 2010 from the calculation of the financial covenant ratios required under our senior credit facility. As of June 30, 2010, we have excluded $3 million in cumulative allowable charges relating to restructuring initiatives against the $60 million available under the terms of the February 2010 amended and restated senior credit facility.

On September 22, 2009, we announced that we will be closing our original equipment ride control plant in Cozad, Nebraska. We estimate this closing will generate $8 million in annualized cost savings once completed, incremental to the $58 million of savings related to our October 2008 restructuring announcement. We expect the elimination of 500 positions at the Cozad plant and expect to record up to $20 million in restructuring and related expenses, of which approximately $14 million represents cash expenditures. We expect that all expenses will be recorded by the end 2010. We plan to hire at other facilities as we move the production from Cozad to those facilities, resulting in a net decrease of approximately 60 positions. During 2009 we recorded $11 million of restructuring and related expenses related to this initiative. For the second quarter of 2010, we recorded $2 million of restructuring and related expenses related to this initiative. For the first six months of 2010, we recorded $5 million of restructuring and related expenses related to this initiative.

Earnings (Loss) Per Share

We reported net income attributable to Tenneco Inc. of $40 million or $0.66 per diluted common share for the second quarter of 2010, as compared to net loss attributable to Tenneco Inc. of $33 million or $0.72 per diluted common share for the second quarter of 2009. Included in the results for the second quarter of 2010 were negative impacts from expenses related to our restructuring activities and charges related to debt refinancing, more than offset by the positive impact from tax adjustments. The net impact of these items increased earnings per diluted common share by $0.04. Included in the results for the second quarter of 2009 were negative impacts from expenses related to our restructuring activities, a charge for an environmental reserve and tax adjustments. The net impact of these items decreased earnings per diluted common share by $0.50. Please read the Notes to the condensed consolidated financial statements for more detailed information on earnings per share.

We reported net income attributable to Tenneco Inc. of $47 million or $0.77 per diluted common share for the first half of 2010, as compared to net loss attributable to Tenneco Inc. of $82 million or $1.76 per diluted common share for the first half of 2009. Included in the results for the first half of 2010 were negative impacts from expenses related to our restructuring activities and charges related to debt refinancing, partially offset by the positive impact from tax adjustments. The net impact of these items decreased earnings per diluted common share by $0.10. Included in the results for the first half of 2009 were negative impacts from expenses related to our restructuring activities, an environmental reserve and tax adjustments. The net impact of these items decreased earnings per diluted common share by $0.92.

Cash Flows for the Three Months Ended June 30, 2010 and 2009

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2010	2009
	(Millions)

Cash provided (used) by:
Operating activities	$104	$112
Investing activities	(39)	(32)
Financing activities	(98)	(90)

Operating Activities

For the three months ended June 30, 2010, operating activities provided $104 million in cash compared to $112 million in cash provided during the same period last year. For the three months ended June 30, 2010, working capital provided cash of $3 million versus $75 million cash provided for the three months ended June 30, 2009. Receivables were a use of cash of $102 million compared to a use of cash of $3 million in the prior year due to higher revenues year-over-year. Inventory was a use of cash of $27 million in the second quarter of 2010 versus $33 million in cash inflow from the second quarter of last year, driven by higher year-over-year production volumes. Accounts payable provided cash of $112 million compared to last year’s cash inflow of $38 million, an improvement of $74 million. The improvement was driven by spending to support the stronger production volumes. Cash taxes were $16 million for the three months ended June 30, 2010, compared to $8 million in the prior year. Our cash flow from operations in the second quarter of 2010 was only slightly lower than last year’s second quarter despite a much stronger year-over-year production environment, due to our higher earnings and efficient management of working capital.

One of our European subsidiaries receives payment from one of its OE customers whereby the accounts receivable are satisfied through the delivery of negotiable financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets as they do not meet the definition of cash equivalents. The amount of these financial instruments that was collected before their maturity date and sold at a discount totaled $4 million and $5 million at June 30, 2010 and December 31, 2009, respectively. No negotiable financial instruments were held by our European subsidiary as of June 30, 2010 or December 31, 2009, respectively.

In certain instances several of our Chinese subsidiaries receive payment from OE customers and satisfy vendor payments through the receipt and delivery of negotiable financial instruments. Financial instruments used to satisfy vendor payables and not redeemed totaled $11 million and $15 million at June 30, 2010 and December 31, 2009, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $22 million and $15 million at June 30, 2010 and December 31, 2009, respectively. We classify financial instruments received from our OE customers as other current assets if issued by a financial institution of our customers or as customer notes and accounts, net if issued by our customer. At June 30, 2010, we classified $21 million in other current assets and $1 million in customer notes and accounts, net. At December 31, 2009, we classified $15 million in other current assets. Some of our Chinese subsidiaries that issue their own negotiable financial instruments to pay vendors are required to maintain a cash balance if they exceed certain credit limits with the financial institution that guarantees those financial instruments. A restricted cash balance of $1 million was required at one of our Chinese subsidiaries at June 30, 2010. At December 31, 2009, there was no restricted cash balance required.

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

Investing Activities

Cash used for investing activities was $39 million in the second quarter of 2010 compared to $32 million in the same period a year ago. Cash payments for plant, property and equipment were $34 million in the second quarter of 2010 versus payments of $30 million in the second quarter of 2009. Cash payments for software-related intangible assets were $6 million in the second quarter of 2010 compared to $2 million in the second quarter of 2009.

Financing Activities

Cash flow from financing activities was a $98 million outflow in the second quarter of 2010 compared to an outflow of $90 million in the same period of 2009.

Cash Flows for the Six Months Ended June 30, 2010 and 2009

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2010	2009
	(Millions)

Cash provided (used) by:
Operating activities	$47	$31
Investing activities	(77)	(67)
Financing activities	20	27

Operating Activities

For the six months ended June 30, 2010, operating activities provided $47 million in cash compared to $31 million in cash during the same period last year. For the six months ended June 30, 2010, cash used for working capital was $109 million versus $16 million for the six months ended June 30, 2009. Receivables were a use of cash of $293 million compared to a cash use of $57 million in the prior year. The change in cash flow from receivables was partially due to higher year-over-year sales. Also impacting cash flow from receivables was the change in accounting in the first quarter of 2010. This accounting change requires that North America accounts receivable securitization programs be accounted for as secured borrowings rather than as a sale of accounts receivables. As a result, funding from the North America accounts receivable securitization program is included in net cash provided by financing activities on the statement of cash flows and was previously reflected in net cash used by operating activities. See “Liquidity and Capital Resources” below for further discussion of the accounting change. Inventory represented a cash outflow of $71 million during the six months ended June 30, 2010, compared to a cash inflow of $67 million in the first six months of the prior year. The year-over-year change to cash flow from inventory was primarily a result of the higher OE production levels. Accounts payable provided cash of $232 million in the first half of 2010, an increase from last year’s first six month’s cash outflow of $36 million due to spending to support the improved production environment. Cash taxes were $24 million for the six months ended June 30, 2010, compared to $12 million in the prior year.

Investing Activities

Cash used for investing activities was $77 million in the first half of 2010 compared to $67 million in cash used for the same period a year ago. Cash payments for plant, property and equipment were $72 million in the first half of 2010 versus payments of $66 million in the first six months of 2009. Cash payments for software-related intangible assets were $8 million in the first six months of 2010 compared to $4 million in the first six months of 2009.

Financing Activities

Cash flow from financing activities was a $20 million inflow in the first six months of 2010 compared to an inflow of $27 million in the same period of 2009. As mentioned above in the “Operating Activities” section of this cash flow discussion, cash flow from financing activities was impacted by the accounting change for the way we account for our North American accounts receivable securitization programs. At June 30, 2010, there were no borrowings outstanding under the North American accounts receivable securitization programs.

Outlook

According to IHS Automotive, light vehicle production in the second half of 2010, versus last year’s second half, is projected to be up 11 percent in North America, five percent in China and five percent in South America, whereas Europe light vehicle production is expected to be down seven percent.

Our revenue growth has been driven by production volume recovery, emissions regulations, our strong position on many top-selling vehicle platforms, increased light vehicle content for both ride and emission control products, advanced technologies and demand for lightweight components. In addition, we are launching programs with 11 different commercial vehicle customers through 2011 to meet diesel emissions regulations in China, North America, Europe and South America. Most of these programs will begin to launch in the fourth quarter of this year and ramp up over the course of 2011.

While the pace of the economic and industry recovery will vary by region in the second half of 2010, we are well positioned for continued growth given our revenue drivers. We should continue to benefit from the cost structure savings and operational improvements we achieved over the last year. We also continue to improve our overall cost structure as we complete the consolidation of our ride control operations by closing a U.S. facility by the end of 2010, as we previously announced.

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

Revenue Recognition

We recognize revenue for sales to our original equipment and aftermarket customers when title and risk of loss passes to the customers under the terms of our arrangements with those customers, which is usually at the time of shipment from our plants or distribution centers. In connection with the sale of exhaust systems to certain original equipment manufacturers, we purchase catalytic converters and diesel particulate filters or components thereof including precious metals (“substrates”) on behalf of our customers which are used in the assembled system. These substrates are included in our inventory and “passed through” to the customer at our cost, plus a small margin, since we take title to the inventory and are responsible for both the delivery and quality of the finished product. Revenues recognized for substrate sales were $565 million, and $416 million for the first six months of 2010 and 2009, respectively. For our aftermarket customers, we provide for promotional incentives and returns at the time of sale. Estimates are based upon the terms of the incentives and historical experience with returns. Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis. Shipping and handling costs billed to customers are included in revenues and the related costs are included in cost of sales in our Statements of Income (Loss).

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

Pre-production Design and Development and Tooling Assets

We expense pre-production design and development costs as incurred unless we have a contractual guarantee for reimbursement from the original equipment customer. Unbilled pre-production design and development costs recorded in prepayments and other and long-term receivables totaled $13 and $14 million at June 30, 2010 and December 31, 2009, respectively. In addition, plant, property and equipment included $40 million and $49 million at June 30, 2010 and December 31, 2009, respectively, for original equipment tools and dies that we own, and prepayments and other included $47 million and $50 million at June 30, 2010 and December 31, 2009, respectively, for in-process tools and dies that we are building for our original equipment customers.

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

We reported income tax expense of $30 million in the first six months of 2010. The tax expense recorded differs from the expense that would be recorded using a U.S. Federal statutory rate of 35 percent because a favorable mix of tax rates in the jurisdictions we pay taxes more than offset the impact of charges primarily related to adjustments to prior year income tax estimates and the impact of not benefiting tax losses in the U.S. and certain foreign jurisdictions. During the first six months of 2010, we recorded a $52 million reduction in our valuation allowance related to the utilization of U.S. NOLs resulting from a reorganization of our European operations. The amount recorded is an estimate that can not be finalized until year end. The estimated amount recorded does not impact the tax rate. In evaluating the requirements to record a valuation allowance, accounting standards do not permit us to consider an economic recovery in the U.S. or new business we have won in the commercial vehicle segment. Consequently, beginning in 2008, given our historical losses, we concluded that our ability to fully utilize our NOLs was limited due to projecting the continuation of the negative economic environment and the impact of the negative operating environment on our tax planning strategies. As a result of our tax planning strategies which have not yet been implemented and which do not depend upon generating future taxable income, we carry deferred tax assets in the U.S. of $90 million relating to the expected utilization of those NOLs. The federal NOLs expire beginning in 2020 through 2029. The state NOLs expire in various years through 2029.

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

We are required to record a valuation allowance against deferred tax assets generated by taxable losses in each period in the U.S. as well as in other foreign jurisdictions. Our future provision for income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these jurisdictions until the respective valuation allowance is eliminated. This will cause variability in our effective tax rate.

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

Except in the U.K., our pension plans generally do not require employee contributions. Our policy is to fund our pension plans in accordance with applicable U.S. and foreign government regulations and to make additional payments as funds are available to achieve full funding of the accumulated benefit obligation. At June 30, 2010, all legal funding requirements had been met. Other postretirement benefit obligations, such as retiree medical, and certain foreign pension plans are funded as the obligations become due.

Changes in Accounting Pronouncements

Footnote 12 in our Notes to Condensed Consolidated Financial Statements located in Part I Item 1 of this Form 10-Q is incorporated herein by reference.

Liquidity and Capital Resources

Capitalization

	June 30,	December 31,
	2010	2009	% Change
	(Millions)

Short-term debt and maturities classified as current	$65	$75	(13)%
Long-term debt	1,189	1,145	4

Total debt	1,254	1,220	3

Total redeemable noncontrolling interests	10	7	43

Total noncontrolling interests	29	32	(9)

Tenneco Inc. shareholders’ equity	(86)	(21)	(310)

Total equity	(57)	11	n/m

Total capitalization	$1,207	$1,238	(3)

General.  Short-term debt, which includes maturities classified as current and borrowings by foreign subsidiaries, was $65 million and $75 million as of June 30, 2010 and December 31, 2009, respectively. Borrowings under our revolving credit facilities, which are classified as long-term debt, were $25 million and $0 at June 30, 2010 and December 31, 2009, respectively.

The 2010 year-to-date decrease in total equity primarily resulted from a $106 million decrease caused by the impact of changes in foreign exchange rates on the translation of financial statements of our foreign subsidiaries into U.S. dollars, $11 million decrease in premium on common stock and other capital surplus relating to the purchase of an additional 20 percent of equity interest from a Chinese noncontrolling joint venture partner, offset by net income attributable to Tenneco Inc. of $47 million. While our shareholders’ equity balance was negative at June 30, 2010, it had no effect on our business operations. We have no debt covenants that are based upon our book equity, and there are no other agreements that are adversely impacted by our negative book equity.

Overview  Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions. The arrangement is secured by substantially all our domestic assets and pledges of up to 65 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries.

On June 3, 2010 we completed an amendment and extension of our senior secured credit facility by extending the term of our revolving credit facility and replacing our $128 million term loan A with a larger and longer maturity term loan B facility. As a result of the amendment and extension, as of June 30, 2010, the senior credit facility provides us with a total revolving credit facility size of $622 million until March 16, 2012, when commitments of $66 million will expire. After March 16, 2012, the extended revolving credit facility will provide $556 million of revolving credit and will mature on May 31, 2014. The extended facility will mature on December 14, 2013 if our tranche B-1 letter of credit/revolving loan facility is not refinanced by that date. Prior to maturity, funds may be borrowed, repaid and re-borrowed under the revolving credit facilities without premium or penalty. The leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA as defined in the senior credit facility agreement) was decreased from 5.00 to 4.50 for the second quarter of 2010; from 4.75 to 4.25 for the third quarter of 2010; and from 4.50 to 4.25 for the fourth quarter of 2010 as a result of the June 3, 2010 amendment.

As of June 30, 2010, the senior credit facility also provides a six-year, $150 million term loan B maturing in June 2016, and a seven-year $130 million tranche B-1 letter of credit/revolving loan facility maturing in March 2014. The term loan B facility will mature on August 16, 2014 if we do not refinance our senior subordinated notes by that date.

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

Beginning June 3, 2010 and following each fiscal quarter thereafter, the margin we pay on borrowings under our term loan B and revolving credit facility, incurred interest at an annual rate equal to, at our option, either (i) the London Interbank Offered Rate plus a margin of 475 and 450 basis points, respectively, or (ii) a rate consisting of the greater of (a) the JPMorgan Chase prime rate plus a margin of 375 and 350 basis points, respectively, (b) the Federal Funds rate plus 50 basis points plus a margin of 375 and 350 basis points, respectively, and (c) the Eurodollar Rate plus 100 basis points plus a margin of 375 and 350 basis points, respectively. The margin we pay on these borrowings will be reduced by 25 basis points following each fiscal quarter for which our consolidated net leverage ratio is less than 2.25 for extending lenders and will be further reduced by an additional 25 basis points following each fiscal quarter for which the consolidated net leverage ratio is less than 2.0 for extending lenders.

The margin we pay on borrowings under our tranche B-1 facility incurred interest at an annual rate equal to, at our option, either (i) the London Interbank Offered Rate plus a margin of 500 basis points, or (ii) a rate consisting of the greater of (a) the JPMorgan Chase prime rate plus a margin of 400 basis points, (b) the Federal Funds rate plus 50 basis points plus a margin of 400 basis points, and (c) the Eurodollar Rate plus 100 basis points plus a margin of 400 basis points.

As of June 30, 2010 our outstanding debt also includes $245 million of 10 1/4 percent senior secured notes due July 15, 2013, $250 million of 8 1/8 percent senior notes due November 15, 2015, and $500 million of 8 5/8 percent senior subordinated notes due November 15, 2014. At June 30, 2010, we had unused borrowing capacity of $675 million under our $752 million revolving credit facilities with $25 million in outstanding borrowings and $52 million in letters of credit outstanding.

Senior Credit Facility — Interest Rates and Fees.  Borrowings and letters of credit issued under the senior credit facility bear interest at an annual rate equal to, at our option, either (i) the London Interbank Offered Rate plus a margin as set forth in the table below; or (ii) a rate consisting of the greater of the JPMorgan Chase prime rate, the Federal Funds rate plus 50 basis points or the Eurodollar Rate plus 100 basis points, plus a margin as set forth in the table below:

	12/24/2008	2/23/2009	3/2/2009	5/15/2009	8/14/2009	3/1/2010
	thru	thru	thru	thru	thru	thru	Beginning
	2/22/2009	3/1/2009	5/14/2009	8/13/2009	2/28/2010	6/2/2010	6/3/2010

Applicable Margin over LIBOR for Revolving Loans	3.00%	5.50%	4.50%	5.00%	5.50%	4.50%	4.50%
Applicable Margin over LIBOR for Term Loan B Loans	—	—	—	—	—	—	4.75%
Applicable Margin over LIBOR for Term Loan A Loans	3.00%	5.50%	4.50%	5.00%	5.50%	4.50%	—
Applicable Margin over LIBOR for Tranche B-1 Loans	3.00%	5.50%	5.00%	5.00%	5.50%	5.00%	5.00%
Applicable Margin over Prime-based Loans	2.00%	4.50%	3.50%	4.00%	4.50%	3.50%	—
Applicable Margin over Prime for Revolving Loans	—	—	—	—	—	—	3.50%
Applicable Margin over Prime for Term Loan B Loans	—	—	—	—	—	—	3.75%
Applicable Margin over Prime for Tranche B-1 Loans	—	—	—	—	—	—	4.00%
Applicable Margin over Federal Funds for Revolving Loans	—	—	—	—	—	—	3.50%
Applicable Margin over Federal Funds for Term Loan B Loans	—	—	—	—	—	—	3.75%
Applicable Margin for Federal Funds for Tranche B-1 Loans	2.50%	5.00%	4.00%	4.50%	5.00%	4.00%	4.00%
Commitment Fee	0.50%	0.75%	0.50%	0.50%	0.75%	0.50%	0.75%

Senior Credit Facility — Other Terms and Conditions.  As described above, we are highly leveraged. Our senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA, as defined in the senior credit facility agreement), and consolidated interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined under the senior credit facility agreement) at the end of each period indicated. Failure to maintain these ratios will result in a default under our senior credit facility. The financial ratios required under the senior credit facility and, the actual ratios we achieved for the first and second quarters of 2010, are as follows:

	Quarter Ended
			June 30,
	March 31, 2010		2010
	Req.	Act.	Req.	Act.

Leverage Ratio (maximum)	5.50	2.77	4.50	2.42
Interest Coverage Ratio (minimum)	2.00	3.04	2.25	3.70

The financial ratios required under the senior credit facility for the remainder of 2010 and beyond are set forth below:

		Interest
	Leverage	Coverage
Period Ending	Ratio	Ratio

September 30, 2010	4.25	2.30
December 31, 2010	4.25	2.35
March 31, 2011	4.00	2.55
June 30, 2011	3.75	2.55
September 30, 2011	3.50	2.55
December 31, 2011	3.50	2.55
Each quarter thereafter	3.50	2.75

The senior credit facility agreement provides the ability to refinance our senior subordinated notes (i) with the net cash proceeds of permitted refinancing indebtedness (as defined in the senior credit facility agreement); (ii) with the net cash proceeds of shares of our common stock; and (iii) in an amount equal to the sum of (A) the net cash proceeds of qualified capital stock issued by us after March 16, 2007, plus (B) the portion of annual excess cash flow (as defined in the senior credit facility agreement), beginning with excess cash flow for fiscal year 2010, not required to be applied to the payment of the senior credit facilities and which is not used for other purposes, provided that (1) the aggregate principal amount of the senior subordinated notes purchased and cancelled or redeemed pursuant to this clause (iii) and (2) the sum of the aggregate principal amount of the senior subordinated notes purchased and cancelled or redeemed pursuant to this clause (iii) and the aggregate principle amount of senior unsecured notes purchased and cancelled or redeemed pursuant to clauses (iv), (v), and (vi) of the next paragraph are capped as follows based on the pro forma consolidated leverage ratio after giving effect to such purchase, cancellation or redemption, and (iv) in exchange for permitted refinancing indebtedness or in exchange for shares of our common stock as shown in the following table:

		Senior Subordinated
		Notes and Senior
	Senior Subordinated	Unsecured Notes
	Notes Aggregate	Aggregate
Pro forma Consolidated Leverage Ratio	Maximum Amount	Maximum Amount
(Millions)

Greater than or equal to 3.0x	$20	$20
Greater than or equal to 2.5x	$100	$100
Less than 2.5x	$125	$125

In addition, the senior credit facility agreement permits us to refinance the senior unsecured notes with (i) the net cash proceeds of incremental facilities and permitted refinancing indebtedness (as defined in the senior credit facility agreement), (ii) the net cash proceeds of shares of our common stock, (iii) the net cash proceeds of any new senior or subordinated unsecured indebtedness, (iv) the proceeds of revolving credit loans (as defined in the senior credit facility agreement), (v) the cash generated by the operations of the company, and (vi) in an amount equal to the sum of (A) the net cash proceeds of qualified stock issued by the company after March 16, 2007, plus (B) the portion of annual excess cash flow (beginning with excess cash flow for fiscal year 2010) not required to be applied to payment of the credit facilities and which is not used for other purposes, provided that the aggregate principal amount of senior unsecured notes purchased and cancelled or redeemed pursuant to clauses (iv), (v) and (vi), together with the aggregate principal amount of senior subordinated notes purchased and cancelled or redeemed pursuant to clause (iii) of the immediately preceding paragraph, is capped as follows based on the pro forma consolidated leverage ratio after giving effect to such purchase, cancellation or redemption:

Aggregate Senior and
Subordinated Note
Pro forma Consolidated Leverage Ratio	Maximum Amount
(Millions)

Greater than or equal to 3.0x	$20
Greater than or equal to 2.5x	$100
Less than 2.5x	$125

The senior credit facility agreement also contains restrictions on our operations that are customary for similar facilities, including limitations on: (i) incurring additional liens; (ii) sale and leaseback transactions (except for the permitted transactions as described in the senior credit facility agreement); (iii) liquidations and dissolutions; (iv) incurring additional indebtedness or guarantees; (v) investments and acquisitions; (vi) dividends and share repurchases; (vii) mergers and consolidations; and (viii) refinancing of subordinated and senior notes. Compliance with these requirements and restrictions is a condition for any incremental borrowings under the senior credit facility agreement and failure to meet these requirements enables the lenders to require repayment of any outstanding loans. As of June 30, 2010, we were in compliance with all the financial covenants and operational restrictions of the facility. Our senior credit facility does not contain any terms that could accelerate payment of the facility or affect pricing under the facility as a result of a credit rating agency downgrade.

Senior Secured, Senior and Subordinated Notes.  As of June 30, 2010, our outstanding debt also includes $245 million of 10 1/4 percent senior secured notes due July 15, 2013, $250 million of 8 1/8 percent senior notes due November 15, 2015, and $500 million of 8 5/8 percent senior subordinated notes due November 15, 2014. On August 3, 2010, we issued $225 million of 7 3/4 percent senior notes due August 15, 2018 and will use the net proceeds of the issuance, together with cash and available liquidity, to redeem the senior secured notes. We called the senior secured notes for redemption on August 3, 2010 and expect to complete the redemption on September 2, 2010. We can redeem some or all of the remaining notes at any time after November 15, 2009 in the case of the senior subordinated notes, November 15, 2011 in the case of the senior notes due 2015 and August 14, 2014 in the case of the senior notes due 2018. If we sell certain of our assets or experience specified kinds of changes in control, we must offer to repurchase the notes. We are permitted to redeem up to 35 percent of the senior notes due 2015 and the senior notes due 2018, with the proceeds of certain equity offerings completed before November 15, 2010 and August 13, 2013, respectively.

Our senior secured, senior and senior subordinated notes require that, as a condition precedent to incurring certain types of indebtedness not otherwise permitted, our consolidated fixed charge coverage ratio, as calculated on a pro forma basis, be greater than 2.00. The indentures also contain restrictions on our operations, including limitations on: (i) incurring additional indebtedness or liens; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; (v) asset sales and (vi) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. In addition, the senior secured notes and related guarantees are secured by second priority liens, subject to specified exceptions, on all of our and our subsidiary guarantors’ assets that secure obligations under our senior credit facility, except that only a portion of the capital stock of our subsidiary guarantors’ domestic subsidiaries is provided as collateral and no assets or capital stock of our direct or indirect foreign subsidiaries secure the notes or guarantees. These liens will be released upon completion of the redemption of the senior secured notes on September 2, 2010. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. The senior subordinated notes rank junior in right of payment to our senior credit facility and any future senior debt incurred. As of June 30, 2010, we were in compliance with the covenants and restrictions of these indentures.

Accounts Receivable Securitization.  In addition to our senior credit facility, senior secured notes, senior notes and senior subordinated notes, we also securitize some of our accounts receivable on a limited recourse basis in North America and Europe. As servicer under these accounts receivable securitization programs, we are responsible for performing all accounts receivable administration functions for these securitized financial assets including collections and processing of customer invoice adjustments. In North America, we have an accounts receivable securitization program with three commercial banks. We securitize original equipment and aftermarket receivables on a daily basis under the bank program. The amount of outstanding third party investments in our securitized accounts receivable bank program was $0 and $62 million at June 30, 2010 and December 31, 2009, respectively. In February 2010, the North American program was amended and extended to February 18, 2011, at a maximum facility size of $100 million. As part of this renewal, the margin we pay to our banks decreased. In March 2010, the North American program was further amended to extend the revolving terms of the program to March 25, 2011, add an additional bank and increase the available financing under the facility by $10 million to a new maximum of $110 million. In addition, we added a second priority facility to the North American program, which provides up to an additional $40 million of financing against accounts receivable generated in the U.S. or Canada that would otherwise be ineligible under the existing securitization facility. This new second priority facility also expires on March 25, 2011, and is subordinated to the existing securitization facility.

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

We also securitize receivables in our European operations to regional banks in Europe. The amount of outstanding third party investments in our securitized accounts receivable in Europe was $105 million and $75 million at June 30, 2010 and December 31, 2009, respectively. The arrangements to securitize receivables in Europe are provided under seven separate facilities provided by various financial institutions in each of the foreign jurisdictions. The commitments for these arrangements are generally for one year but some may be cancelled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon 15 days, or less, notification.

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

We adopted the new accounting guidance for transfers of financial assets effective January 1, 2010. Prior to the adoption of this new guidance, we accounted for activities under our North American and European accounts receivable securitization programs as sales of financial assets to our banks. The new accounting guidance changed the accounting rules for the transfer of financial assets which companies need to meet to qualify for sales accounting treatment. Based on these new accounting rules, effective January 1, 2010, we account for our North American securitization program as a secured borrowing as we no longer meet the conditions required for sales accounting treatment. Our European securitization programs continue to qualify for sales accounting treatment under these new accounting rules. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under our European securitization programs approximates the fair value of such receivables. We recognized $1 million and $2 million in interest expense for the three month and six month periods ended June 30, 2010, respectively, relating to our North American securitization program which effective January 1, 2010, is accounted for as a secured borrowing arrangement under the new accounting guidance for transfers of financial assets. In addition, we recognized a loss of $1 million and $2 million for the three month period ended June 30, 2010 and 2009 respectively, and $2 million and $4 million for the six month periods ended June 30, 2010 and 2009 respectively, on the sale of trade accounts receivable in both the North American and European accounts receivable securitization programs, representing the discount from book values at which these receivables were sold to our banks. The discount rate varies based on funding costs incurred by our banks, which averaged approximately five percent during 2010.

The impact of the new accounting rules on our condensed consolidated financial statements includes an increase of $1 million and $2 million in interest expense and a corresponding decrease in loss on sale of receivables on our income statement for the three month and six month periods ended June 30, 2010, respectively. For the six month period ended June 30, 2010, there was no cash flow impact as a result of the new accounting rules, however, for the three month period ended June 30, 2010, our cash flow provided (used) by financing activities decreased by $126 million due to the impact of the accounting rule changes on our North America accounts receivable securitization program. Funding levels provided by our European securitization programs continue to be reflected as a change in receivables and included in net cash provided (used) by operating activities as under the previous accounting rules. Had the new accounting rules been in effect in 2009, reported receivables and short-term debt would both have been $62 million higher as of December 31, 2009. The loss on sale of receivables would have been $1 million and $2 million lower, offset by a corresponding $1 million and $2 million increase to interest expense for the three month and six month periods ended June 30, 2009, respectively. Additionally, our cash provided (used) by operations would have decreased by $4 million and $66 million with a corresponding increase in cash provided by financing activities for the same amount for the three month and six month periods ended June 30, 2009, respectively.

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

In managing our foreign currency exposures, we identify and aggregate existing offsetting positions and then hedge residual exposures through third-party derivative contracts. The following table summarizes by major currency the notional amounts, weighted-average settlement rates, and fair value for foreign currency forward purchase and sale contracts as of June 30, 2010. The fair value of our foreign currency forward contracts is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. All contracts in the following table mature in 2010.

		June 30, 2010
		Notional Amount	Weighted Average	Fair Value in
		in Foreign Currency	Settlement Rates	U.S. Dollars
		(Millions Except Settlement Rates)

Australian dollars	—Purchase	50	0.840	42
	—Sell	(12)	0.840	(10)
British pounds	—Purchase	38	1.494	56
	—Sell	(34)	1.494	(51)
European euro	—Purchase	—	—	—
	—Sell	(21)	1.223	(26)
South African rand	—Purchase	323	0.130	42
	—Sell	(44)	0.130	(5)
U.S. dollars	—Purchase	7	1.000	7
	—Sell	(61)	1.000	(61)
Other	—Purchase	548	0.011	6
	—Sell	(1)	0.939	(1)

				$(1)

Interest Rate Risk

Our financial instruments that are sensitive to market risk for changes in interest rates are primarily our debt securities. We use our revolving credit facilities to finance our short-term and long-term capital requirements. We pay a current market rate of interest on these borrowings. Our long-term capital requirements have been financed with long-term debt with original maturity dates ranging from five to ten years. On June 30, 2010, we had $1.012 billion in long-term debt obligations that have fixed interest rates. Of that amount, $245 million is fixed through July 2013 (we have sent bond holders a notice of redemption that these senior secured notes will be redeemed on September 2, 2010), $500 million is fixed through November 2014, $250 million is fixed through November 2015, and the remainder is fixed from 2010 through 2025. We also have $180 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” earlier in this Management’s Discussion and Analysis.

We estimate that the fair value of our long-term debt at June 30, 2010 was about 101 percent of its book value. A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $2 million.

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

As of June 30, 2010, we have the obligation to remediate or contribute towards the remediation of certain sites, including two existing Superfund sites. At June 30, 2010, our estimated share of environmental remediation costs at these sites was approximately $17 million on a discounted basis. The undiscounted value of the estimated remediation costs was $21 million. For those locations in which the liability was discounted, the weighted average discounted rate used was 2.9 percent. Based on information known to us, we have established reserves that we believe are adequate for these costs. Although we believe these estimates of remediation costs are reasonable and are based on the latest available information, the costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute towards the remediation costs. In addition, certain environmental statutes provide that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at these sites has been considered, where appropriate, in our determination of our estimated liability.

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

We also from time to time are involved in legal proceedings, claims or investigations that are incidental to the conduct of our business. Some of these proceedings allege damages against us relating to environmental liabilities (including toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warning issues, and other product liability related matters), taxes, employment matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. For example, one of our Argentine subsidiaries is currently defending against a criminal complaint alleging the failure to comply with laws requiring the proceeds of export transactions to be collected, reported and/or converted to local currency within specified time periods. As another example, we have become subject to an audit in 12 states of our practices with respect to the payment of unclaimed property to those states. We have practices in place which we believe ensure that we pay unclaimed property as required. We are in the initial stages of this audit, which could cover nearly 25 years. We vigorously defend ourselves against all of these claims. In future periods, we could be subjected to cash costs or non-cash charges to earnings if any of these matters is resolved on unfavorable terms. However, although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, including our assessment of the merits of the particular claim, we do not expect that these legal proceedings or claims will have any material adverse impact on our future consolidated financial position, results of operations or cash flows.

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

Employee Stock Ownership Plans

We have established Employee Stock Ownership Plans for the benefit of our domestic employees. Under the plans, subject to limitations in the Internal Revenue Code, participants may elect to defer up to 75 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We match in cash 50 percent of each employee’s contribution up to eight percent of the employee’s salary. In 2009, we temporarily discontinued these matching contributions as a result of the recent global economic downturn. We restored the matching contributions to salaried and non-union hourly U.S. employees beginning on January 1, 2010. In connection with freezing the defined benefit pension plans for nearly all U.S. based salaried and non-union hourly employees effective December 31, 2006, and the related replacement of those defined benefit plans with defined contribution plans, we are making additional contributions to the Employee Stock Ownership Plans. We recorded expense for these contributions of approximately $8 million and $4 million for the six months ended June 30, 2010 and 2009, respectively. Matching contributions vest immediately. Defined benefit replacement contributions fully vest on the employee’s third anniversary of employment.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(a) None.

(b) Not applicable.

(c) Purchase of equity securities by the issuer and affiliated purchasers.  The following table provides information relating to our purchase of shares of our common stock in the second quarter of 2010. All of these purchases reflect shares withheld upon vesting of restricted stock, to satisfy statutory minimum tax withholding obligations.

	Total Number of	Average
Period	Shares Purchased	Price Paid

April 2010	22	$25.44
May 2010	125	$21.89
June 2010	554	$22.09

Total	701	$22.16

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
Kenneth R. Trammell
Executive Vice President and Chief
Financial Officer

Dated: August 5, 2010

INDEX TO EXHIBITS
TO
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2010

Exhibit
Number			Description

10.1		—	Fifth Amendment to the Second Amended and Restated Credit Agreement, dated June 3, 2010, by and among the registrant, various subsidiaries of the registrant and JP Morgan Chase, N.A., as administrative agent (incorporated herein by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed June 9, 2010, File No. 1-12387).
10.2		—	Indenture, dated August 3, 2010, among the registrant, various subsidiaries of the registrant and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed August 3, 2010, File No. 1-12387).
10.3		—	Registration Rights Agreement, dated August 3, 2010, among the registrant, various subsidiaries of the registrant and the initial purchasers named therein (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed August 3, 2010, File No. 1-12387).
*12		—	Computation of Ratio of Earnings to Fixed Charges.
*15	.1	—	Letter of PricewaterhouseCoopers regarding interim financial information.
*15	.2	—	Letter of Deloitte and Touche LLP regarding interim financial information.
*31	.1	—	Certification of Gregg M. Sherrill under Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	—	Certification of Kenneth R. Trammell under Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	—	Certification of Gregg M. Sherrill and Kenneth R. Trammell under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.