Form 10-Q
period 2010-09-30
TENNECO INC
filed 2010-11-08
CIK 1024725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
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

Common Stock, par value $0.01 per share: 59,988,725 shares outstanding as of October 29, 2010.

TABLE OF CONTENTS

Page

Part I — Financial Information
Item 1. Financial Statements (Unaudited)	4
Tenneco Inc. and Consolidated Subsidiaries —
Reports of Independent Registered Public Accounting Firms	4
Condensed Consolidated Statements of Income (Loss)	6
Condensed Consolidated Balance Sheets	7
Condensed Consolidated Statements of Cash Flows	8
Condensed Consolidated Statements of Changes in Shareholders’ Equity	9
Condensed Consolidated Statements of Comprehensive Income (Loss)	10
Notes to Condensed Consolidated Financial Statements	12
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item 3. Quantitative and Qualitative Disclosures About Market Risk	68
Item 4. Controls and Procedures	68
Part II — Other Information
Item 1. Legal Proceedings	*
Item 1A. Risk Factors	69
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	69
Item 3. Defaults Upon Senior Securities	*
Item 4. Removed and Reserved	*
Item 5. Other Information	*
Item 6. Exhibits

*	No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR”
PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, our prospects and business strategies. These forward-looking statements are included in various sections of this report, including the section entitled “Outlook” appearing in Item 2 of this report. The words “may,” “will,” “believe,” “should,” “could,” “plan,” “expect,” “anticipate,” “estimate,” and similar expressions (and variations thereof), identify these forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, these expectations may not prove to be correct. Because these forward-looking statements are also subject to risks and uncertainties, actual results may differ materially from the expectations expressed in the forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include:

•	general economic, business and market conditions, including without limitation the ongoing financial difficulties facing a number of companies in the automotive industry as a result of the difficult global economic environment, including the potential impact thereof on labor unrest, supply chain disruptions, weakness in demand and the collectability of any accounts receivable due to us from such companies;

•	changes in capital availability or costs, including increases in our cost of borrowing (i.e., interest rate increases), the amount of our debt, our ability to access capital markets at favorable rates, and the credit ratings of our debt;

•	the impact of the recent global economic crisis on the credit markets, which continue to be volatile and more restricted than they were previously;

•	our ability to source and procure needed materials, components and other products and services as the economy recovers from the recent global economic crisis;

•	changes in consumer demand, prices and our ability to have our products included on top selling vehicles, such as the recent shift in consumer preferences from light trucks, which tend to be higher margin products for our customers and us, to other vehicles, and other factors impacting the cyclicality of automotive production and sales of automobiles which include our products, and the potential negative impact on our revenues and margins from such products;

•	changes in automotive manufacturers’ production rates and their actual and forecasted requirements for our products, such as the significant production cuts during 2008 and 2009 by automotive manufacturers in response to difficult economic conditions;

•	the overall highly competitive nature of the automotive parts industry, and our resultant inability to realize the sales represented by our awarded book of business (which is based on anticipated pricing for the applicable program over its life, and is subject to increases or decreases due to changes in customer requirements, customer and consumer preferences, and the number of vehicles actually produced by customers);

•	the loss of any of our large original equipment manufacturer (“OEM”) customers (on whom we depend for a substantial portion of our revenues), or the loss of market shares by these customers if we are unable to achieve increased sales to other OEMs;

•	Industrywide strikes, labor disruptions at our facilities or any labor or other economic disruptions at any of our significant customers or suppliers or any of our customers’ other suppliers (such as the 2008 strike at American Axle, which disrupted our supply of products for significant General Motors platforms);

•	increases in the costs of raw materials, including our ability to successfully reduce the impact of any such cost increases through materials substitutions, cost reduction initiatives, low cost country sourcing, and price recovery efforts with aftermarket and OE customers;

•	the cyclical nature of the global vehicle industry, including the performance of the global aftermarket sector and the longer product lives of automobile parts;

•	our continued success in cost reduction and cash management programs and our ability to execute restructuring and other cost reduction plans and to realize anticipated benefits from these plans;

•	costs related to product warranties;

•	the impact of consolidation among automotive parts suppliers and customers on our ability to compete;

•	operating hazards associated with our business;

•	changes in distribution channels or competitive conditions in the markets and countries where we operate, including the impact of changes in distribution channels for aftermarket products on our ability to increase or maintain aftermarket sales;

•	the negative impact of higher fuel prices and overall market weakness on discretionary purchases of aftermarket products by consumers;

•	the cost and outcome of existing and any future legal proceedings, including, but not limited to, proceedings against us or our customers relating to intellectual property rights;

•	economic, exchange rate and political conditions in the foreign countries where we operate or sell our products;

•	customer acceptance of new products;

•	new technologies that reduce the demand for certain of our products or otherwise render them obsolete;

•	our ability to realize our business strategy of improving operating performance;

•	our ability to successfully integrate any acquisitions that we complete;

•	changes by the Financial Accounting Standards Board or the Securities and Exchange Commission of authoritative generally accepted accounting principles or policies;

•	changes in accounting estimates and assumptions, including changes based on additional information;

•	potential legislation, regulatory changes and other governmental actions, including the ability to receive regulatory approvals and the timing of such approvals;

•	the impact of changes in and compliance with laws and regulations, including environmental laws and regulations, environmental liabilities in excess of the amount reserved, the adoption of the current mandated timelines for worldwide emission regulation and any changes to the timing of the funding requirements for our pension and other postretirement benefit liabilities;

•	decisions by federal, state and local governments to provide (or discontinue) incentive programs related to automobile purchases;

•	the potential impairment in the carrying value of our long-lived assets and goodwill or our deferred tax assets;

•	potential volatility in our effective tax rate;

•	acts of war and/or terrorism, as well as actions taken or to be taken by the United States and other governments as a result of further acts or threats of terrorism, and the impact of these acts on economic, financial and social conditions in the countries where we operate; and

•	the timing and occurrence (or non-occurrence) of other transactions, events and circumstances which may be beyond our control.

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

We have reviewed the accompanying condensed consolidated balance sheet of Tenneco Inc. and consolidated subsidiaries as of September 30, 2010, and the related condensed consolidated statements of income (loss), cash flows, comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2010, and the changes in shareholders’ equity for the nine-month period ended September 30, 2010. These interim financial statements are the responsibility of the Company’s management.

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
November 8, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Tenneco Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Tenneco Inc. and consolidated subsidiaries (the “Company”) as of September 30, 2009, and the related condensed consolidated statements of income (loss), cash flows, comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2009, and of changes in shareholders’ equity for the nine-month period ended September 30, 2009. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 26, 2010

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(Millions Except Share and Per Share Amounts)

Revenues
Net sales and operating revenues	$1,542	$1,254	$4,360	$3,327

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	1,280	1,043	3,575	2,783
Engineering, research, and development	30	27	90	72
Selling, general, and administrative	109	90	307	256
Depreciation and amortization of other intangibles	55	55	163	162

	1,474	1,215	4,135	3,273

Other expense
Loss on sale of receivables	(1)	(2)	(3)	(6)
Other expense	—	(2)	(3)	(9)

	(1)	(4)	(6)	(15)

Income before interest expense, income taxes, and noncontrolling interests	67	35	219	39
Interest expense (net of interest capitalized of $1 million in each of the three months ended September 30, 2010 and 2009, respectively and $3 million in each of the nine months ended September 30, 2010 and 2009, respectively)	36	35	100	101
Income tax expense	15	4	45	18

Net income (loss)	16	(4)	74	(80)

Less: Net income attributable to noncontrolling interests	6	4	17	10

Net income (loss) attributable to Tenneco Inc.	$10	$(8)	$57	$(90)

Earnings (loss) per share
Weighted average shares of common stock outstanding —
Basic	59,235,282	46,742,403	59,102,041	46,694,885
Diluted	61,079,919	46,742,403	60,859,093	46,694,885
Basic earnings (loss) per share of common stock	$0.17	$(0.17)	$0.97	$(1.93)
Diluted earnings (loss) per share of common stock	$0.17	$(0.17)	$0.94	$(1.93)

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of income (loss).

TENNECO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2010	2009
	(Millions)

ASSETS
Current assets:
Cash and cash equivalents	$184	$167
Receivables —
Customer notes and accounts, net	929	572
Other	40	24
Inventories —
Finished goods	219	175
Work in process	162	116
Raw materials	126	95
Materials and supplies	42	42
Deferred income taxes	48	35
Prepayments and other	167	167

Total current assets	1,917	1,393

Other assets:
Long-term receivables, net	11	8
Goodwill	89	89
Intangibles, net	32	30
Deferred income taxes	77	100
Other	107	111

	316	338

Plant, property, and equipment, at cost	3,069	3,099
Less — Accumulated depreciation and amortization	(2,032)	(1,989)

	1,037	1,110

	$3,270	$2,841

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)	$70	$75
Trade payables	1,070	766
Accrued taxes	49	36
Accrued interest	30	22
Accrued liabilities	270	257
Other	63	45

Total current liabilities	1,552	1,201

Long-term debt	1,227	1,145

Deferred income taxes	53	66

Postretirement benefits	297	331

Deferred credits and other liabilities	93	80

Commitments and contingencies
Total liabilities	3,222	2,823

Redeemable noncontrolling interests	10	7

Tenneco Inc. shareholders’ equity:
Common stock	1	1
Premium on common stock and other capital surplus	3,002	3,005
Accumulated other comprehensive loss	(240)	(212)
Retained earnings (accumulated deficit)	(2,518)	(2,575)

	245	219
Less — Shares held as treasury stock, at cost	240	240

Total Tenneco Inc. shareholders’ equity	5	(21)

Noncontrolling interests	33	32

Total equity	38	11

Total liabilities, redeemable noncontrolling interests and equity	$3,270	$2,841

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
		(Millions)

Operating Activities
Net income (loss)	$16	$(4)	$74	$(80)
Adjustments to reconcile net income (loss) to cash provided by operating activities —
Depreciation and amortization of other intangibles	55	55	163	162
Deferred income taxes	(6)	(7)	(4)	(10)
Stock-based compensation	2	1	7	5
Loss on sale of assets	—	2	3	6
Changes in components of working capital —
(Increase) decrease in receivables	(81)	(67)	(374)	(124)
(Increase) decrease in inventories	(52)	9	(123)	76
(Increase) decrease in prepayments and other current assets	(3)	(30)	(1)	(35)
Increase (decrease) in payables	33	92	265	56
Increase (decrease) in accrued taxes	12	1	13	20
Increase (decrease) in accrued interest	7	8	8	9
Increase (decrease) in other current liabilities	15	13	34	8
Changes in long-term assets	3	2	4	8
Changes in long-term liabilities	18	3	(3)	4
Other	(2)	(1)	(2)	3

Net cash provided by operating activities	17	77	64	108

Investing Activities
Proceeds from the sale of assets	2	1	3	3
Cash payments for plant, property, and equipment	(33)	(20)	(105)	(86)
Cash payments for software related intangible assets	(3)	(1)	(11)	(5)
Acquisition of business, net of cash acquired	—	—	—	1
Other	(1)	1	1	1

Net cash used by investing activities	(35)	(19)	(112)	(86)

Financing Activities
Issuance of long-term debt	225	4	380	6
Debt issuance cost of long-term debt	(5)	—	(14)	(8)
Retirement of long-term debt	(246)	(7)	(383)	(15)
Increase (decrease) in bank overdrafts	10	6	12	(18)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	63	(51)	83	24
Distributions to noncontrolling interest partners	(3)	—	(14)	(10)

Net cash provided (used) by financing activities	44	(48)	64	(21)

Effect of foreign exchange rate changes on cash and cash equivalents	12	16	1	10

Increase (decrease) in cash and cash equivalents	38	26	17	11
Cash and cash equivalents, July 1 and January 1, respectively	146	111	167	126

Cash and cash equivalents, September 30 (Note)	$184	$137	$184	$137

Supplemental Cash Flow Information
Cash paid during the period for interest	$28	$26	$89	$91
Cash paid during the period for income taxes (net of refunds)	18	20	42	32
Non-cash Investing and Financing Activities
Period ended balance of payable for plant, property, and equipment	$12	$13	$12	$13

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of cash flows.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Nine Months Ended September 30,
	2010		2009
	Shares	Amount	Shares	Amount
	(Millions Except Share Amounts)

Tenneco Inc. Shareholders:
Common Stock
Balance January 1	60,789,739	$1	48,314,490	$—
Issued pursuant to benefit plans	172,022	—	287,704	—
Stock options exercised	301,029	—	131,904	—

Balance September 30	61,262,790	1	48,734,098	—

Premium on Common Stock and Other Capital Surplus
Balance January 1		3,005		2,809
Purchase of additional noncontrolling equity interest		(11)		—
Premium on common stock issued pursuant to benefit plans		8		7

Balance September 30		3,002		2,816

Accumulated Other Comprehensive Loss
Balance January 1		(212)		(318)
Other comprehensive income (loss)		(28)		90

Balance September 30		(240)		(228)

Retained Earnings (Accumulated Deficit)
Balance January 1		(2,575)		(2,502)
Net income (loss) attributable to Tenneco Inc.		57		(90)

Balance September 30		(2,518)		(2,592)

Less — Common Stock Held as Treasury Stock, at Cost
Balance January 1 and September 30	1,294,692	240	1,294,692	240

Total Tenneco Inc. shareholders’ equity		$5		$(244)

Noncontrolling Interests:
Balance January 1		$32		$24
Net income		11		7
Sale of twenty percent equity interest to Tenneco Inc.		(4)		—
Other comprehensive income (loss)		2		—
Dividend declared		(8)		(5)

Balance September 30		$33		$26

Total equity		$38		$(218)

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of changes in shareholders’ equity.

TENNECO INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30, 2010
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated		Accumulated		Accumulated
	Other		Other		Other
	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive
	Income	Income	Income	Income	Income	Income
	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)
			(Millions)

Net Income		$10		$6		$16

Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance July 1	$(72)		$3		$(69)
Translation of foreign currency statements	75	75	1	1	76	76

Balance September 30	3		4		7

Additional Liability for Pension Benefits
Balance July 1	(246)		—		(246)
Additional Liability for Pension and Postretirement Benefits, net of tax	3	3	—		3	3

Balance September 30	(243)		—		(243)

Balance September 30	$(240)		$4		$(236)

Other Comprehensive Income (Loss)		78		1		79

Comprehensive Income (Loss)		$88		$7		$95

	Three Months Ended September 30, 2009
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated		Accumulated		Accumulated
	Other		Other		Other
	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive
	Income	Income	Income	Income	Income	Income
	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)
			(Millions)

Net Income (Loss)		$(8)		$4		$(4)

Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance July 1	$(3)		$—		$(3)
Translation of foreign currency statements	47	47	—	—	47	47

Balance September 30	44		—		44

Additional Liability for Pension Benefits
Balance July 1	(276)		—		(276)

Additional liability for pension benefits, net of tax of $1 million	4	4			4	4

Balance September 30	(272)				(272)

Balance September 30	$(228)		$—		$(228)

Other Comprehensive Income (Loss)		51		—		51

Comprehensive Income (Loss)		$43		$4		$47

TENNECO INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Nine Months Ended September 30, 2010
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated		Accumulated		Accumulated
	Other		Other		Other
	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive
	Income	Income	Income	Income	Income	Income
	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)
	(Millions)

Net Income		$57		$17		$74

Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$37		$—		$37
Translation of foreign currency statements	(34)	(34)	4	4	(30)	(30)

Balance September 30	3		4		7

Additional Liability for Pension Benefits
Balance January 1	(249)		—		(249)
Additional Liability for Pension and Postretirement Benefits, net of tax	6	6	—		6	6

Balance September 30	(243)		—		(243)

Balance September 30	$(240)		$4		$(236)

Other Comprehensive Income (Loss)		(28)		4		(24)

Comprehensive Income (Loss)		$29		$21		$50

	Nine Months Ended September 30, 2009
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated		Accumulated		Accumulated
	Other		Other		Other
	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive
	Income	Income	Income	Income	Income	Income
	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)
			(Millions)

Net Income (Loss)		$(90)		$10		$(80)

Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$(42)		$—		$(42)
Translation of foreign currency statements	86	86	—	—	86	86

Balance September 30	44		—		44

Additional Liability for Pension Benefits
Balance January 1	(276)		—		(276)

Additional liability for pension benefits, net of tax of $1 million	4	4			4	4

Balance September 30	(272)				(272)

Balance September 30	$(228)		$—		$(228)

Other Comprehensive Income (Loss)		90		—		90

Comprehensive Income (Loss)		$—		$10		$10

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

(2)  The carrying and estimated fair values of our financial instruments by class at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Millions)

Long-term debt (including current maturities)	$1,230	$1,261	$1,151	$1,168
Instruments with off-balance sheet risk:
Foreign exchange forward contracts	—	—	—	2

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

Foreign Exchange Forward Contracts — We use foreign exchange forward purchase and sales contracts with terms of less than one year to hedge our exposure to changes in foreign currency exchange rates. Our primary exposure to changes in foreign currency rates results from intercompany loans made between affiliates to minimize the need for borrowings from third parties. Additionally, we enter into foreign currency forward purchase and sale contracts to mitigate our exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables. We do not enter into derivative financial instruments for speculative purposes. The fair value of our foreign exchange forward contracts is based on a model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. We record the change in fair value of these foreign exchange forward contracts as part of currency gains (losses) within cost of sales in the condensed consolidated statements of income (loss). The fair value of foreign exchange forward contracts are recorded in prepayments and other current assets or other current liabilities in the condensed consolidated balance sheet. The fair value of our foreign exchange

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

forward contracts, presented on a gross basis by derivative contract at September 30, 2010 and December 31, 2009, respectively, was as follows:

Fair Value of Derivative Instruments
	September 30, 2010			December 31, 2009
	Asset	Liability		Asset	Liability
	Derivatives	Derivatives	Total	Derivatives	Derivatives	Total

Foreign exchange forward contracts	$1	$1	$—	$3	$1	$2

The fair value of our recurring financial assets and liabilities at September 30, 2010 and December 31, 2009, respectively, are as follows:

	September 30, 2010			December 31, 2009
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
(Millions)

Financial Assets:
Foreign exchange forward contracts	n/a	n/a	n/a	n/a	$2	n/a
Financial Liabilities:
Foreign exchange forward contracts	n/a	$—	n/a	n/a	n/a	n/a

The fair value hierarchy definition prioritizes the inputs used in measuring fair value into the following levels:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

Level 3 — Unobservable inputs based on our own assumptions.

The following table summarizes by major currency the notional amounts, weighted-average settlement rates, and fair value for foreign currency forward purchase and sale contracts as of September 30, 2010:

		Notional Amount	Weighted Average	Fair Value in
		in Foreign Currency	Settlement Rates	U.S. Dollars
		(Millions Except Settlement Rates)

Australian dollars	—Purchase	26	0.965	$26
	—Sell	(5)	0.964	(5)
British pounds	—Purchase	29	1.572	45
	—Sell	(25)	1.572	(39)
European euro	—Purchase	—	—	—
	—Sell	(4)	1.368	(6)
South African rand	—Purchase	204	0.144	29
	—Sell	(51)	0.144	(7)
U.S. dollars	—Purchase	3	1.003	3
	—Sell	(50)	1.001	(50)
Other	—Purchase	498	0.012	6
	—Sell	(1)	0.972	(1)

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

On August 3, 2010 we issued $225 million of 7 3/4 percent senior notes due August 15, 2018 in a private offering. The net proceeds of this transaction, together with cash and available liquidity, was used to finance the redemption of our 10 1/4 percent senior secured notes due in 2013. We called the senior secured notes for redemption on August 3, 2010, and completed the redemption on September 2, 2010 at a price of 101.708 percent of the principal amount, plus accrued and unpaid interest. We recorded $5 million of expense related to our redemption of our 10 1/4 percent senior secured notes in the third quarter of 2010. The new notes are general senior obligations of Tenneco Inc. and will not be secured by assets of Tenneco Inc. or the guarantors.

On June 3, 2010 we completed an amendment and extension of our senior secured credit facility by extending the term of our revolving credit facility and replacing our $128 million term loan A with a larger and longer maturity term loan B facility. As a result of the amendment and extension, as of September 30, 2010, the senior credit facility provides us with a total revolving credit facility size of $622 million until March 16, 2012, when commitments of $66 million will expire. After March 16, 2012, the extended revolving credit facility will provide $556 million of revolving credit and will mature on May 31, 2014. The extended facility will mature earlier on December 15, 2013, if our $130 million tranche B-1 letter of credit/revolving loan facility is not refinanced by that date. Prior to maturity, funds may be borrowed, repaid and re-borrowed under the two revolving credit facilities without premium or penalty. The leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA as defined in the senior credit facility agreement) was decreased from 5.00 to 4.50 for the second quarter of 2010; from 4.75 to 4.25 for the third quarter of 2010; and from 4.50 to 4.25 for the fourth quarter of 2010 as a result of the June 3, 2010 amendment.

As of September 30, 2010, the senior credit facility also provides a six-year, $150 million term loan B maturing in June 2016, and a seven-year $130 million tranche B-1 letter of credit/revolving loan facility maturing in March 2014. The term loan B facility will mature earlier on August 16, 2014, if we do not refinance our senior subordinated notes by that date.

The tranche B-1 letter of credit/revolving loan facility requires repayment by March 2014. We can enter into revolving loans and issue letters of credit under the $130 million tranche B-1 letter of credit/revolving loan facility. The tranche B-1 letter of credit/revolving loan facility is reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. There is no additional cost to us for issuing letters of credit under the tranche B-1 letter of credit/revolving loan facility. However, outstanding letters of credit reduce our availability to enter into revolving loans under the facility. We pay the tranche B-1 lenders interest at a rate equal to LIBOR plus a margin, which is offset by the return on the funds deposited with the administrative agent by the lenders which earn interest at an annual rate approximately equal to LIBOR less 25 basis points. Outstanding revolving loans reduce the funds on deposit with the administrative agent which in turn reduce the earnings of those deposits.

As of September 30, 2010 our outstanding debt also includes $225 million of 7 3/4 percent senior notes due August 15, 2018, $250 million of 8 1/8 percent senior notes due November 15, 2015, and $500 million of 8 5/8 percent senior subordinated notes due November 15, 2014. At September 30, 2010, we had unused borrowing capacity of $614 million under the $752 million amount available under the two revolving credit facilities within our senior secured credit facility with $86 million in outstanding borrowings and $52 million in letters of credit outstanding.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The financial ratios required under the senior credit facility for the remainder of 2010 and beyond are set forth below. As of September 30, 2010, we were in compliance with all the financial covenants and operational restrictions of the senior credit facility.

		Interest
	Leverage	Coverage
Period Ending	Ratio	Ratio

December 31, 2010	4.25	2.35
March 31, 2011	4.00	2.55
June 30, 2011	3.75	2.55
September 30, 2011	3.50	2.55
December 31, 2011	3.50	2.55
Each quarter thereafter	3.50	2.75

Beginning June 3, 2010 and following each fiscal quarter thereafter, the margin we pay on borrowings under our term loan B and revolving credit facility, incur interest at an annual rate equal to, at our option, either (i) the London Interbank Offered Rate plus a margin of 475 and 450 basis points, respectively, or (ii) a rate consisting of the greater of (a) the JPMorgan Chase prime rate plus a margin of 375 and 350 basis points, respectively, (b) the Federal Funds rate plus 50 basis points plus a margin of 375 and 350 basis points, respectively, and (c) the Eurodollar Rate plus 100 basis points plus a margin of 375 and 350 basis points, respectively. The margin we pay on these borrowings will be reduced by 25 basis points following each fiscal quarter for which our consolidated net leverage ratio is less than 2.25 for extending lenders and for the term loan B and will be further reduced by an additional 25 basis points following each fiscal quarter for which the consolidated net leverage ratio is less than 2.0 for extending lenders. The margin we pay on these borrowings for extending lenders will increase by 50 basis points following each fiscal quarter for which our consolidated net leverage ratio is greater than or equal to 4.0 and will be further increased by an additional 50 basis points following each fiscal quarter for which the consolidated net leverage ratio is greater than or equal to 5.0.

The margin we pay on borrowings under our tranche B-1 facility incurred interest at an annual rate equal to, at our option, either (i) the London Interbank Offered Rate plus a margin of 500 basis points, or (ii) a rate consisting of the greater of (a) the JPMorgan Chase prime rate plus a margin of 400 basis points, (b) the Federal Funds rate plus 50 basis points plus a margin of 400 basis points, and (c) the Eurodollar Rate plus 100 basis points plus a margin of 400 basis points. This rate will increase by 50 basis points following each fiscal quarter for which our consolidated net leverage ratio is greater than or equal to 5.0.

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

We reported income tax expense of $45 million in the first nine months of 2010. The tax expense recorded differs from the expense that would be recorded using a U.S. Federal statutory rate of 35 percent because the impact of not benefiting tax losses in the U.S. and certain foreign jurisdictions and charges primarily related to adjustments to prior year income tax estimates more than offset a favorable mix of tax rates in the jurisdictions we pay taxes. During the first nine months of 2010, we recorded a $52 million reduction in our valuation allowance related to the utilization of U.S. NOLs resulting from a reorganization of our European operations. The amount recorded is an estimate that can not be finalized until year end. The estimated amount recorded does not impact the tax rate. In evaluating the requirements to record a valuation allowance, accounting standards do not permit us to consider an economic recovery in the U.S. or new business we have won. Consequently, beginning in 2008, given our historical losses, we concluded that our ability to fully utilize our NOLs was limited due to projecting the continuation of the negative economic environment and the impact of the negative operating environment on our tax planning strategies. As a result of our tax planning strategies which have not yet been implemented and which do not depend upon generating future taxable income, we carry deferred tax assets in the U.S. of $90 million relating to the expected utilization of those NOLs. The federal NOLs expire beginning in tax years ending in 2020 through 2029. The state NOLs expire in various tax years ending through 2029.

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

(5)  In addition to our senior credit facility, senior notes and senior subordinated notes, we also securitize some of our accounts receivable on a limited recourse basis in North America and Europe. As servicer under these accounts receivable securitization programs, we are responsible for performing all accounts receivable administration functions for these securitized financial assets including collections and processing of customer invoice adjustments. In North America, we have an accounts receivable securitization program with three commercial banks. We securitize original equipment and aftermarket receivables on a daily basis under the bank program. The amount of outstanding third party investments in our securitized accounts receivable bank program was $0 and $62 million at September 30, 2010 and December 31, 2009, respectively. In February 2010, the North American program was amended and extended to February 18, 2011, at a maximum facility size of $100 million. As part of this renewal, the margin we pay to our banks decreased. In March 2010, the North American program was further amended to extend the revolving terms of the program to March 25, 2011, add an additional bank and increase the available financing under the facility by $10 million to a new maximum of $110 million. In addition, we added a second priority facility to the North American program, which provides up to an additional $40 million of financing against accounts receivable generated in the U.S. or Canada that would otherwise be ineligible under the existing securitization facility. This new second priority facility also expires on March 25, 2011, and is subordinated to the existing securitization facility.

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

other material indebtedness when due and any other event which permits the acceleration of the maturity of material indebtedness.

We also securitize receivables in our European operations to regional banks in Europe. The amount of outstanding third party investments in our securitized accounts receivable in Europe was $106 million and $75 million at September 30, 2010 and December 31, 2009, respectively. The arrangements to securitize receivables in Europe are provided under seven separate facilities provided by various financial institutions in each of the foreign jurisdictions. The commitments for these arrangements are generally for one year but some may be cancelled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon 15 days, or less, notification.

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

We adopted the amended accounting guidance under ASC Topic 860, Accounting for Transfers of Financial Assets effective January 1, 2010. Prior to the adoption of this new guidance, we accounted for activities under our North American and European accounts receivable securitization programs as sales of financial assets to our banks. The new accounting guidance changed the conditions that must be met for the transfer of financial assets to be accounted for as a sale. The new guidance adds additional conditions that must be satisfied for transfers of financial assets to be accounted for as sales when the transferor has not transferred the entire original financial asset, including the requirement that no partial interest holder have rights in the transferred asset that are subordinate to the rights of other partial interest holders. In our North American accounts receivable securitization programs we transfer a partial interest in a pool of receivables and the interest that we retain is subordinate to the transferred interest. Accordingly, beginning January 1, 2010, we account for our North American securitization program as a secured borrowing. In our European programs we transfer accounts receivables in their entirety to the acquiring entities and satisfy all of the conditions established under amended ASC Topic 860 to report the transfer of financial assets in their entirety as a sale. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under our European securitization programs approximates the fair value of such receivables. We recognized $1 million and $3 million in interest expense for the three month and nine month periods ended September 30, 2010, respectively, relating to our North American securitization program which effective January 1, 2010, is accounted for as a secured borrowing arrangement under the amended accounting guidance for transfers of financial assets. In addition, we recognized a loss of $1 million and $2 million for the three month periods ended September 30, 2010 and 2009, respectively, and $3 million and $6 million for the nine month periods ended September 30, 2010 and 2009, respectively, on the sale of trade accounts receivable in both the North American and European accounts receivable securitization programs, representing the discount from book values at which these receivables were sold to our banks. The discount rate varies based on funding costs incurred by our banks, which averaged approximately 4 percent during 2010.

The impact of the new accounting rules on our condensed consolidated financial statements includes an increase of $1 million and $3 million in interest expense and a corresponding decrease in loss on sale of receivables on our income statement for the three month and nine month periods ended September 30, 2010, respectively. For the three and nine month periods ended September 30, 2010, there was no cash flow impact as a result of the new accounting rules. Funding levels provided by our European securitization programs continue to be reflected as a change in receivables and included in net cash provided (used) by operating activities as under the previous accounting rules. Had the new accounting rules been in effect in 2009, reported receivables and short-term debt would both have been $62 million higher as of December 31, 2009. The loss on sale of receivables would have been $1 million and $4 million lower, offset by a corresponding $1 million and $4 million increase to interest expense for the three month and nine month periods ended September 30, 2009, respectively. Additionally, our cash provided

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(used) by operations would have decreased by $19 million and $85 million with a corresponding increase in cash provided by financing activities for the same amount for the three month and nine month periods ended September 30, 2009, respectively.

(6)  Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. Our Board of Directors approved a restructuring project in 2001, known as Project Genesis, which was designed to lower our fixed costs, relocate capacity, reduce our work force, improve efficiency and utilization, and better optimize our global footprint. We have subsequently engaged in various other restructuring projects related to Project Genesis. In 2009, we incurred $21 million in restructuring and related costs, of which $16 million was recorded in cost of sales, $1 million was recorded in selling, general, administrative and engineering expense and $4 million was recorded in depreciation and amortization expense. In the third quarter of 2010, we incurred $6 million in restructuring and related costs, of which $3 million was recorded in cost of sales and $3 million was recorded in depreciation and amortization expense. In the first nine months of 2010, we incurred $15 million in restructuring and related costs, of which $10 million was recorded in cost of sales and $5 million was recorded in depreciation and amortization expense.

Amounts related to activities that are part of our restructuring plans are as follows:

	December 31,				September 30,
	2009	2010	Impact of		2010
	Restructuring	Cash	Exchange	Reserve	Restructuring
(Millions)	Reserve	Payments	Rates	Adjustments	Reserve

Severance	$15	(6)	—	(1)	$8

Under the terms of our amended and restated senior credit agreement that took effect on June 3, 2010, we are allowed to exclude $60 million of cash charges and expenses, before taxes, related to cost reduction initiatives incurred after June 3, 2010 from the calculation of the financial covenant ratios required under our senior credit facility. As of September 30, 2010, we have excluded $5 million in cumulative allowable charges relating to restructuring initiatives against the $60 million available under the terms of the February 2010 amended and restated senior credit facility.

On September 22, 2009, we announced that we will be closing our original equipment ride control plant in Cozad, Nebraska. We expect the elimination of 500 positions at the Cozad plant and expect to record up to $20 million in restructuring and related expenses, of which approximately $14 million represents cash expenditures. We originally planned to have completed the closing of this facility by the end of 2010, however, as a result of the faster than expected increase in light vehicle production in North America and to better optimize the transfer of some of the manufacturing activities, we plan to continue certain production lines through the first half of 2011. We plan to hire at other facilities as we move the production from Cozad to those facilities, resulting in a net decrease of approximately 60 positions. During 2009 we recorded $11 million of restructuring and related expenses related to this initiative. For the third quarter of 2010, we recorded $3 million of restructuring and related expenses related to this initiative. For the first nine months of 2010, we recorded $8 million of restructuring and related expenses related to this initiative.

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

As of September 30, 2010, we have the obligation to remediate or contribute towards the remediation of certain sites, including two existing Superfund sites. At September 30, 2010, our estimated share of environmental remediation costs at these sites was approximately $18 million on a discounted basis. The undiscounted value of the estimated remediation costs was $22 million. For those locations in which the liability was discounted, the weighted average discounted rate used was 2.6 percent. Based on information known to us, we have established reserves that we believe are adequate for these costs. Although we believe these estimates of remediation costs are reasonable and are based on the latest available information, the costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute towards the remediation costs. In addition, certain environmental statutes provide that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at these sites has been considered, where appropriate, in our determination of our estimated liability.

The $18 million noted above includes $6 million of estimated environmental remediation costs that result from the bankruptcy of Mark IV Industries in 2009. Prior to our 1996 acquisition of The Pullman Company, Pullman had sold certain assets to Mark IV. As partial consideration for the purchase of these assets, Mark IV agreed to assume Pullman’s and its subsidiaries’ historical obligations to contribute to the environmental remediation of certain sites. Mark IV has filed a petition for insolvency under Chapter 11 of the United States Bankruptcy Code and notified Pullman that it no longer intends to continue to contribute toward the remediation of those sites. We are conducting a thorough analysis and review of these matters and it is possible that our estimate may change as additional information becomes available to us.

We do not believe that any potential costs associated with our current status as a potentially responsible party in the Superfund sites, or as a liable party at the other locations referenced herein, will be material to our condensed consolidated results of operations, financial position or cash flows.

We also from time to time are involved in legal proceedings, claims or investigations that are incidental to the conduct of our business. Some of these proceedings allege damages against us relating to environmental liabilities (including toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warning issues, and other product liability related matters), taxes, employment matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. For example, one of our Argentine subsidiaries is currently defending against a criminal complaint alleging the failure to comply with laws requiring the proceeds of export transactions to be collected, reported and/or converted to local currency within specified time periods. As another example, we have become subject to an audit in 12 states of our practices with respect to the payment of unclaimed property to those states. We currently have practices in place which we believe ensure that we pay unclaimed property as required. We are in the initial stages of this audit, which could cover nearly 30 years. We vigorously defend ourselves against all of these claims. In future periods, we could be subjected to cash costs or non-cash charges to earnings if any of these matters is resolved on unfavorable terms. However, although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, including our assessment of the merits of the particular claim, we do not expect that these legal proceedings or claims will have any material adverse impact on our future consolidated financial position, results of operations or cash flows.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

Below is a table that shows the activity in the warranty accrual accounts:

	Nine Months
	Ended
	September 30,
	2010	2009
	(Millions)

Beginning Balance January 1,	$32	$27
Accruals related to product warranties	13	10
Reductions for payments made	(12)	(9)

Ending Balance September 30,	$33	$28

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(8)  Earnings (loss) per share of common stock outstanding were computed as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(Millions Except Share and Per Share Amounts)

Basic earnings (loss) per share —
Net income (loss) attributable to Tenneco Inc.	$10	$(8)	$57	$(90)

Average shares of common stock outstanding	59,235,282	46,742,403	59,102,041	46,694,885

Earnings (loss) per average share of common stock	$0.17	$(0.17)	$0.97	$(1.93)

Diluted earnings (loss) per share —
Net income (loss) attributable to Tenneco Inc.	$10	$(8)	$57	$(90)

Average shares of common stock outstanding	59,235,282	46,742,403	59,102,041	46,694,885
Effect of dilutive securities:
Restricted stock	411,115	—	417,262	—
Stock options	1,433,522	—	1,339,790	—

Average shares of common stock outstanding including dilutive securities	61,079,919	46,742,403	60,859,093	46,694,885

Earnings (loss) per average share of common stock	$0.17	$(0.17)	$0.94	$(1.93)

The calculation of diluted earnings per share includes the dilutive effect of 1,433,522 stock options and 411,115 shares of restricted stock for the three months ended September 30, 2010 and 1,339,790 stock options and 417,262 shares of restricted stock for the nine months ended September 30, 2010. As a result of the net loss for the three months and nine months ended September 30, 2009, the calculation of diluted share excludes the dilutive effect of 1,342,994 stock options and 381,159 shares of restrictive stock for the three months ended September 30, 2009 and 907,178 stock options for the nine month period ended September 30, 2009. In addition, for the three month periods ended September 30, 2010 and 2009, options to purchase 2,006,906 and 2,336,927 shares of common stock and 162,608 and 264,354 shares of restricted stock were outstanding, respectively, but not included in the computation of dilutive earnings (loss) per share, because the options were antidilutive. For the nine month periods ended September 30, 2010 and 2009, options to purchase 2,100,638 and 2,772,743 shares of common stock and 156,461 and 645,513 shares of restricted stock were outstanding, respectively, but not included in the computation of diluted earnings (loss) per share as they were antidilutive.

(9)  Equity Plans — We have granted a variety of awards, including common stock, restricted stock, restricted stock units, performance units, stock appreciation rights (“SARs”), and stock options to our directors, officers, and employees.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Accounting Methods — The impact of recognizing compensation expense related to nonqualified stock options is contained in the table below.

	Nine Months
	Ended September 30,
	2010	2009
	(Millions)

Selling, general and administrative	$2	$2

Loss before interest expense, income taxes and noncontrolling interests	(2)	(2)
Income tax benefit	—	—

Net loss	$(2)	$(2)

Decrease in basic earnings per share	$(0.04)	$(0.05)
Decrease in diluted earnings per share	$(0.04)	$(0.05)

We immediately expense stock options and restricted stock awarded to employees who are eligible to retire. When employees become eligible to retire during the vesting period, we recognize the remaining expense associated with their stock options and restricted stock.

As of September 30, 2010, there was approximately $5 million of unrecognized compensation costs related to our stock option awards that we expect to recognize over a weighted average period of 0.9 years.

Compensation expense for restricted stock, restricted stock units, long-term performance units and SARs, was $8 million and $4 million for the nine months ended September 30, 2010 and 2009, respectively, and was recorded in selling, general, and administrative expense on the statement of income (loss).

Cash received from stock option exercises during the nine months ended September 30, 2010 was $2 million and stock options exercised during the first nine months of 2010 would have generated an excess tax benefit of $2 million. We did not record the excess tax benefit as we have federal and state net operating losses which are not currently being utilized.

Assumptions — We calculated the fair values of stock option awards using the Black-Scholes option pricing model with the weighted average assumptions listed below. The fair value of share-based awards is determined at the time the awards are granted which is generally in January of each year, and requires judgment in estimating employee and market behavior.

	Nine Months
	Ended
	September 30,
	2010	2009

Stock Options Granted
Weighted average grant date fair value, per share	$11.76	$1.31
Weighted average assumptions used:
Expected volatility	75.4%	82.6%
Expected lives	4.6	4.5
Risk-free interest rates	2.2%	1.48%
Dividend yields	0.0%	0.0%

Expected lives of options are based upon the historical and expected time to post-vesting forfeiture and exercise. We believe this method is the best estimate of the future exercise patterns currently available.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The risk-free interest rates are based upon the Constant Maturity Rates provided by the U.S. Treasury. For our valuations, we used the continuous rate with a term equal to the expected life of the options.

Stock Options — The following table reflects the status and activity for all options to purchase common stock for the period indicated:

	Nine Months Ended September 30, 2010
			Weighted Avg.
	Shares	Weighted Avg.	Remaining	Aggregate
	Under	Exercise	Life in	Intrinsic
	Option	Prices	Years	Value
				(Millions)

Outstanding Stock Options
Outstanding, January 1, 2010	3,425,457	$13.21	4.6	$20
Granted	346,774	19.48
Canceled	(15,000)	10.66
Forfeited	(16,471)	19.72
Exercised	(55,375)	6.06		1

Outstanding, March 31, 2010	3,685,385	$13.89	4.7	$30
Granted	6,398	24.27
Canceled	—	—
Forfeited	(1,350)	25.09
Exercised	(32,546)	11.30		—

Outstanding, June 30, 2010	3,657,887	$13.93	4.6	$37
Granted	4,540	22.58
Canceled	—	—
Forfeited	(13,891)	6.58
Exercised	(208,108)	6.56		4

Outstanding, September 30, 2010	3,440,428	$14.38	4.3	$39

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Restricted Stock — The following table reflects the status for all nonvested restricted shares for the period indicated:

	Nine Months Ended
	September 30, 2010
		Weighted Avg.
		Grant Date
	Shares	Fair Value

Nonvested Restricted Shares
Nonvested balance at January 1, 2010	644,052	$9.85
Granted	240,555	19.48
Vested	(307,981)	13.82
Forfeited	(3,064)	4.10

Nonvested balance at March 31, 2010	573,562	$11.50
Granted	4,099	24.27
Vested	(2,913)	13.54
Forfeited	(160)	1.85

Nonvested balance at June 30, 2010	574,588	$11.59
Granted	2,909	22.58
Vested	(3,338)	18.46
Forfeited	(436)	1.85

Nonvested balance at September 30, 2010	573,723	$11.61

The fair value of restricted stock grants is equal to the average of the high and low market price of our stock at the date of grant. As of September 30, 2010, approximately $4 million of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of approximately 1.9 years.

Long-Term Performance Units, Restricted Stock Units and SARs — Long-term performance units, restricted stock units and SARs are paid in cash and recognized as a liability based upon their fair value. As of September 30, 2010, $8 million of unrecognized compensation costs is expected to be recognized over a weighted-average period of approximately 2.2 years.

(10)  Net periodic pension costs (income) and postretirement benefit costs (income) consist of the following components:

	Three Months Ended September 30,
	Pension				Postretirement
	2010		2009		2010	2009
	US	Foreign	US	Foreign	US	US
			(Millions)

Service cost — benefits earned during the period	$1	$1	$—	$1	$—	$1
Interest cost	5	5	5	5	2	2
Expected return on plan assets	(5)	(5)	(6)	(5)	—	—
Settlement loss	4	—	—	—	—	—
Net amortization:
Actuarial loss	—	1	1	1	2	1
Prior service cost	—	—	—	—	(2)	(1)

Net pension and postretirement costs	$5	$2	$—	$2	$2	$3

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Nine Months Ended September 30,
	Pension				Postretirement
	2010		2009		2010	2009
	US	Foreign	US	Foreign	US	US
			(Millions)

Service cost — benefits earned during the period	$1	$4	$1	$3	$1	$1
Interest cost	15	14	15	13	6	6
Expected return on plan assets	(15)	(15)	(17)	(14)	—	—
Settlement loss	4	—	2	—	—	—
Net amortization:
Actuarial loss	2	3	2	2	4	4
Prior service cost	—	1	—	1	(5)	(4)

Net pension and postretirement costs	$7	$7	$3	$5	$6	$7

In September 2010, we recognized a charge of $4 million related to an actuarial loss for a lump-sum pension payment to a former employee. For the nine months ended September 30, 2010, we made pension contributions of $21 million for our domestic pension plans and $12 million for our foreign pension plans. Based on current actuarial estimates, we believe we will be required to make approximately $21 million in contributions for the remainder of 2010.

We made postretirement contributions of approximately $6 million during the first nine months of 2010. Based on current actuarial estimates, we believe we will be required to make approximately $4 million in contributions for the remainder of 2010.

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

(11)  In January 2010, we purchased an additional 20 percent equity interest in our Tenneco Tongtai (Dalian) Exhaust System Co., Ltd. joint venture investment in China for $15 million in cash. As a result of this purchase, our equity ownership percentage of this joint venture investment increased to 80 percent from 60 percent.

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

In June 2009, the FASB issued new accounting guidance which changes the criterion relating to the consolidation of variable interest entities (VIE) and amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE by requiring a qualitative rather than quantitative analysis. The new accounting guidance also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE and enhanced disclosures about an entity’s involvement with a VIE. The new accounting guidance is effective for a reporting entity’s first annual reporting period that begins after November 15, 2009, and for interim and annual reporting periods thereafter. The adoption of this new accounting guidance on January 1, 2010, did not have any impact on our condensed consolidated financial statements.

(13)  We have from time to time issued guarantees for the performance of obligations by some of our subsidiaries, and some of our subsidiaries have guaranteed our debt. All of our existing and future material domestic wholly-owned subsidiaries fully and unconditionally guarantee our senior credit facility, our senior notes and our senior subordinated notes on a joint and several basis. The arrangement for the senior credit facility is also secured by first-priority liens on substantially all our domestic assets and pledges of up to 66 percent of the stock of certain first-tier foreign subsidiaries. You should also read Note 15 of the condensed consolidated financial statements of Tenneco Inc., where we present the Supplemental Guarantor Condensed Consolidating Financial Statements.

We have issued guarantees through letters of credit in connection with some obligations of our affiliates. As of September 30, 2010, we have guaranteed $52 million in letters of credit to support some of our subsidiaries’ insurance arrangements, foreign employee benefit programs, environmental remediation activities and cash management and capital requirements.

Negotiable Financial Instruments — One of our European subsidiaries receives payment from one of its OE customers whereby the accounts receivable are satisfied through the delivery of negotiable financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets as they do not meet the definition of cash equivalents. The amount of these financial instruments that was collected before their maturity date and sold at a discount totaled $1 million and $5 million at September 30, 2010 and December 31, 2009, respectively. No negotiable financial instruments were held by our European subsidiary as of September 30, 2010 or December 31, 2009, respectively.

In certain instances several of our Chinese subsidiaries receive payment from OE customers and satisfy vendor payments through the receipt and delivery of negotiable financial instruments. Financial instruments used to satisfy vendor payables and not redeemed totaled $14 million and $15 million at September 30, 2010 and December 31, 2009, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $21 million and $15 million at September 30, 2010 and December 31, 2009, respectively. We classify financial instruments received from our OE customers as other current assets if issued by a financial institution of our customers or as customer notes and accounts, net if issued by our customer. At September 30, 2010, we classified $20 million in other current assets and $1 million in customer notes and accounts, net. At December 31, 2009, we classified $15 million in other current assets. Some of our Chinese subsidiaries that issue their own negotiable financial instruments to pay vendors are required to maintain a cash balance if they exceed certain credit limits with the financial institution that guarantees those financial instruments. A restricted cash balance was not required at those Chinese subsidiaries at September 30, 2010 and December 31, 2009, respectively.

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

The following table summarizes certain Tenneco Inc. segment information:

	Segment
	North		Asia	Reclass &
	America	Europe	Pacific	Elims	Consolidated
	(Millions)

For the Three Months Ended September 30, 2010
Revenues from external customers	$762	$613	$167	$—	$1,542
Intersegment revenues	3	44	9	(56)	—
Income before interest expense, income taxes, and noncontrolling interests	42	15	10	—	67
For the Three Months Ended September 30, 2009
Revenues from external customers	$578	$541	$135	$—	$1,254
Intersegment revenues	2	47	4	(53)	—
Income before interest expense, income taxes, and noncontrolling interests	17	10	8	—	35
At September 30, 2010 and for the Nine Months Then Ended
Revenues from external customers	$2,105	$1,780	$475	$—	$4,360
Intersegment revenues	8	115	21	(144)	—
Income before interest expense, income taxes, and noncontrolling interests	128	57	34	—	219
Total assets	1,345	1,450	459	16	3,270
At September 30, 2009 and for the Nine Months Then Ended
Revenues from external customers	$1,515	$1,467	$345	$—	$3,327
Intersegment revenues	5	119	9	(133)	—
Income before interest expense, income taxes, and noncontrolling interests	27	(1)	13	—	39
Total assets	1,148	1,413	361	17	2,939

(15)  Supplemental guarantor condensed consolidating financial statements are presented below:

Basis of Presentation

Subject to limited exceptions, all of our existing and future material domestic 100% owned subsidiaries (which are referred to as the Guarantor Subsidiaries) fully and unconditionally guarantee our senior subordinated notes due

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

in 2014 and our senior notes due in 2015 and 2018 on a joint and several basis. The Guarantor Subsidiaries are combined in the presentation below.

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF INCOME (LOSS)

	For the Three Months Ended September 30, 2010
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
			(Millions)

Revenues
Net sales and operating revenues —
External	$699	$843	$—	$—	$1,542
Affiliated companies	33	125	—	(158)	—

	732	968	—	(158)	1,542

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	655	783	—	(158)	1,280
Engineering, research, and development	14	16	—	—	30
Selling, general, and administrative	42	66	1	—	109
Depreciation and amortization of other intangibles	23	32	—	—	55

	734	897	1	(158)	1,474

Other income (expense)
Loss on sale of receivables	—	(1)	—	—	(1)
Other income (loss)	5	(4)	—	(1)	—

	5	(5)	—	(1)	(1)

Income (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	3	66	(1)	(1)	67

Interest expense —
External (net of interest capitalized)	—	2	34	—	36
Affiliated companies (net of interest income)	49	(17)	(32)	—	—
Income tax expense (benefit)	1	14	—	—	15
Equity in net income (loss) from affiliated companies	57	—	13	(70)	—

Net Income (loss)	10	67	10	(71)	16

Less: Net income (loss) attributable to noncontrolling interests	—	6	—	—	6

Net income (loss) attributable to Tenneco Inc.	$10	$61	$10	$(71)	$10

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF INCOME (LOSS)

	For the Three Months Ended September 30, 2009
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
			(Millions)

Revenues
Net sales and operating revenues —
External	$533	$721	$—	$—	$1,254
Affiliated companies	31	118	—	(149)	—

	564	839	—	(149)	1,254

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	547	645	—	(149)	1,043
Engineering, research, and development	11	16	—	—	27
Selling, general, and administrative	29	61	—	—	90
Depreciation and amortization of other intangibles	22	33	—	—	55

	609	755	—	(149)	1,215

Other income (expense)
Loss on sale of receivables	—	(2)	—	—	(2)
Other income (loss)	(1)	—	(1)	—	(2)

	(1)	(2)	(1)	—	(4)

Income (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	(46)	82	(1)	—	35

Interest expense —
External (net of interest capitalized)	—	1	34	—	35
Affiliated companies (net of interest income)	36	(4)	(32)	—	—
Income tax expense (benefit)	(1)	5	—	—	4
Equity in net income (loss) from affiliated companies	73	—	(5)	(68)	—

Net income (loss)	(8)	80	(8)	(68)	(4)

Less: Net income (loss) attributable to noncontrolling interests	—	4	—	—	4

Net income (loss) attributable to Tenneco Inc.	$(8)	$76	$(8)	$(68)	$(8)

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF INCOME (LOSS)

	For the Nine Months Ended September 30, 2010
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
			(Millions)

Revenues
Net sales and operating revenues —
External	$1,919	$2,441	$—	$—	$4,360
Affiliated companies	95	360	—	(455)	—

	2,014	2,801	—	(455)	4,360

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	1,707	2,323	—	(455)	3,575
Engineering, research, and development	40	50	—	—	90
Selling, general, and administrative	115	189	3	—	307
Depreciation and amortization of other intangibles	66	97	—	—	163

	1,928	2,659	3	(455)	4,135

Other income (expense)
Loss on sale of receivables	—	(3)	—	—	(3)
Other income (loss)	14	(2)	1	(16)	(3)

	14	(5)	1	(16)	(6)

Income (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	100	137	(2)	(16)	219

Interest expense —
External (net of interest capitalized)	(1)	6	95	—	100
Affiliated companies (net of interest income)	136	(40)	(96)	—	—
Income tax expense (benefit)	5	40	—	—	45
Equity in net income (loss) from affiliated companies	104	—	58	(162)	—

Net Income (loss)	64	131	57	(178)	74

Less: Net income (loss) attributable to noncontrolling interests	—	17	—	—	17

Net income (loss) attributable to Tenneco Inc.	$64	$114	$57	$(178)	$57

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF INCOME (LOSS)

	For the Nine Months Ended September 30, 2009
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
			(Millions)

Revenues
Net sales and operating revenues —
External	$1,390	$1,937	$—	$—	$3,327
Affiliated companies	71	288	—	(359)	—

	1,461	2,225	—	(359)	3,327

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	1,348	1,794	—	(359)	2,783
Engineering, research, and development	25	47	—	—	72
Selling, general, and administrative	78	176	2	—	256
Depreciation and amortization of other intangibles	67	95	—	—	162

	1,518	2,112	2	(359)	3,273

Other income (expense)
Loss on sale of receivables	—	(6)	—	—	(6)
Other income (loss)	(4)	9	—	(14)	(9)

	(4)	3	—	(14)	(15)

Income (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	(61)	116	(2)	(14)	39

Interest expense —
External (net of interest capitalized)	(1)	3	99	—	101
Affiliated companies (net of interest income)	103	(10)	(93)	—	—
Income tax expense (benefit)	4	14	—	—	18
Equity in net income (loss) from affiliated companies	94	—	(82)	(12)	—

Net income (loss)	(73)	109	(90)	(26)	(80)

Less: Net income (loss) attributable to noncontrolling interests	—	10	—	—	10

Net income (loss) attributable to Tenneco Inc.	$(73)	$99	$(90)	$(26)	$(90)

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

BALANCE SHEET

	September 30, 2010
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass
	Subsidiaries	Subsidiaries	Company)	& Elims	Consolidated
			(Millions)

ASSETS
Current assets:
Cash and cash equivalents	$—	$184	$—	$—	$184
Receivables, net	574	1,079	23	(707)	969
Inventories	220	329	—	—	549
Deferred income taxes	102	—	—	(54)	48
Prepayments and other	28	139	—	—	167

Total current assets	924	1,731	23	(761)	1,917

Other assets:
Investment in affiliated companies	332	—	702	(1,034)	—
Notes and advances receivable from affiliates	3,992	626	5,817	(10,435)	—
Long-term receivables, net	2	9	—	—	11
Goodwill	22	67	—	—	89
Intangibles, net	15	17	—	—	32
Deferred income taxes	33	20	24	—	77
Other	28	50	29	—	107

	4,424	789	6,572	(11,469)	316

Plant, property, and equipment, at cost	991	2,078	—	—	3,069
Less — Accumulated depreciation and amortization	(704)	(1,328)	—	—	(2,032)

	287	750	—	—	1,037

Total assets	$5,635	$3,270	$6,595	$(12,230)	$3,270

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)
Short-term debt — non-affiliated	$—	$69	$1	$—	$70
Short-term debt — affiliated	102	452	10	(564)	—
Trade payables	450	746	—	(126)	1,070
Accrued taxes	21	28	—	—	49
Other	155	227	52	(71)	363

Total current liabilities	728	1,522	63	(761)	1,552

Long-term debt — non-affiliated	—	12	1,215	—	1,227
Long-term debt — affiliated	4,578	578	5,279	(10,435)	—
Deferred income taxes	—	53	—	—	53
Postretirement benefits and other liabilities	319	67	—	4	390
Commitments and contingencies

Total liabilities	5,625	2,232	6,557	(11,192)	3,222

Redeemable noncontrolling interests	—	10	—	—	10

Tenneco Inc. Shareholders’ equity	10	995	38	(1,038)	5

Noncontrolling interests	—	33	—	—	33

Total equity	10	1,028	38	(1,038)	38

Total liabilities, redeemable noncontrolling interests and equity	$5,635	$3,270	$6,595	$(12,230)	$3,270

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Three Months Ended September 30, 2010
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass
	Subsidiaries	Subsidiaries	Company)	& Elims	Consolidated
	(Millions)

Operating Activities
Net cash provided (used) by operating activities	$(25)	$65	$(23)	$—	$17

Investing Activities
Proceeds from the sale of assets	1	1	—	—	2
Cash payments for plant, property, and equipment	(11)	(22)	—	—	(33)
Cash payments for software related intangible assets	(2)	(1)	—	—	(3)
Investments and other	—	(1)	—	—	(1)

Net cash used by investing activities	(12)	(23)	—	—	(35)

Financing Activities
Issuance of long-term debt	—	—	225	—	225
Retirement of long-term debt	—	(1)	(245)	—	(246)
Debt issuance cost on long-term debt	—	—	(5)	—	(5)
Increase (decrease) in bank overdrafts	—	10	—	—	10
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	—	2	61	—	63
Intercompany dividends and net increase (decrease) in intercompany obligations	35	(22)	(13)	—	—
Distribution to noncontrolling interests partners	—	(3)	—	—	(3)

Net cash provided (used) by financing activities	35	(14)	23	—	44

Effect of foreign exchange rate changes on cash and cash equivalents	—	12	—	—	12

Increase (decrease) in cash and cash equivalents	(2)	40	—	—	38
Cash and cash equivalents, July 1	2	144	—	—	146

Cash and cash equivalents, September 30 (Note)	$—	$184	$—	$—	$184

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Three Months Ended September 30, 2009
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
	(Millions)

Operating Activities
Net cash provided (used) by operating activities	$144	$(12)	$(55)	$—	$77

Investing Activities
Proceeds from the sale of assets	—	1	—	—	1
Cash payment for plant, property, and equipment	(11)	(9)	—	—	(20)
Cash payment for software related intangible assets	—	(1)	—	—	(1)
Investments and other	—	1	—	—	1

Net cash used by investing activities	(11)	(8)	—	—	(19)

Financing Activities
Issuance of long-term debt	—	—	4	—	4
Retirement of long-term debt	—	(2)	(5)	—	(7)
Increase (decrease) in bank overdrafts	—	6	—	—	6
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	—	6	(57)	—	(51)
Intercompany dividends and net increase (decrease) in intercompany obligations	(133)	20	113	—	—
Distribution to noncontrolling interest partners	—	—	—	—	—

Net cash provided (used) by financing activities	(133)	30	55	—	(48)

Effect of foreign exchange rate changes on cash and cash equivalents	—	16	—	—	16

Increase (decrease) in cash and cash equivalents	—	26	—	—	26
Cash and cash equivalents, July 1	—	111	—	—	111

Cash and cash equivalents, September 30 (Note)	$—	$137	$—	$—	$137

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2010
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass
	Subsidiaries	Subsidiaries	Company)	& Elims	Consolidated
	(Millions)

Operating Activities
Net cash provided (used) by operating activities	$(88)	$292	$(140)	$—	$64

Investing Activities
Proceeds from sale of assets	1	2	—	—	3
Cash payments for plant, property, and equipment	(40)	(65)	—	—	(105)
Cash payments for software related intangible assets	(7)	(4)	—	—	(11)
Investments and other	—	1	—	—	1

Net cash used by investing activities	(46)	(66)	—	—	(112)

Financing Activities
Issuance of long-term debt	—	5	375	—	380
Retirement of long-term debt	—	(3)	(380)	—	(383)
Debt issuance cost on long-term debt	—	—	(14)	—	(14)
Increase (decrease) in bank overdrafts	—	12	—	—	12
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	—	(3)	86	—	83
Intercompany dividends and net increase (decrease) in intercompany obligations	114	(187)	73	—	—
Distribution to noncontrolling interests partners	—	(14)	—	—	(14)

Net cash provided (used) by financing activities	114	(190)	140	—	64

Effect of foreign exchange rate changes on cash and cash equivalents	—	1	—	—	1

Increase (decrease) in cash and cash equivalents	(20)	37	—	—	17
Cash and cash equivalents, January 1	20	147	—	—	167

Cash and cash equivalents, September 30 (Note)	$—	$184	$—	$—	$184

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2009
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
	(Millions)

Operating Activities
Net cash provided (used) by operating activities	$184	$116	$(192)	$—	$108

Investing Activities
Proceeds from the sale of assets	—	3	—	—	3
Cash payment for plant, property, and equipment	(35)	(51)	—	—	(86)
Cash payment for software related intangible assets	(1)	(4)	—	—	(5)
Acquisition of business (net of cash acquired)	—	1	—	—	1
Investments and other	—	1	—	—	1

Net cash used by investing activities	(36)	(50)	—	—	(86)

Financing Activities
Issuance of long-term debt	—	—	6	—	6
Debt issuance cost of long-term debt	—	—	(8)	—	(8)
Retirement of long-term debt	—	(4)	(11)	—	(15)
Increase (decrease) in bank overdrafts	—	(18)	—	—	(18)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	—	21	3	—	24
Intercompany dividends and net increase (decrease) in intercompany obligations	(164)	(38)	202	—	—
Distribution to noncontrolling interest partners	—	(10)	—	—	(10)

Net cash provided (used) by financing activities	(164)	(49)	192	—	(21)

Effect of foreign exchange rate changes on cash and cash equivalents	—	10	—	—	10

Increase (decrease) in cash and cash equivalents	(16)	27	—	—	11
Cash and cash equivalents, January 1	16	110	—	—	126

Cash and cash equivalents, September 30 (Note)	$—	$137	$—	$—	$137

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The deterioration in the global economy and global credit markets beginning in 2008 negatively impacted global business activity in general, and specifically the automotive industry in which we operate. The market turmoil and tightening of credit, as well as the dramatic decline in the housing market in the United States and Western Europe, led to a lack of consumer confidence evidenced by a rapid decline in light vehicle purchases in 2008 and the first six months of 2009. OE production started to stabilize and overall the production environment strengthened during the second half of 2009 compared to the first half of 2009 as production began to track more closely to vehicle sales after inventory corrections in the first half of 2009. Light vehicle production in the first nine months of 2010 has continued to strengthen. North American light vehicle production was up 53 percent year-over-year, while in Europe, light vehicle production in the first nine months of 2010 was up 18 percent year-over-year. Current light vehicle production projections for the fourth quarter of 2010 for North America and India are up year-over-year when compared to the fourth quarter of 2009, while projected light vehicle production for the fourth quarter for China is relatively even when compared to the fourth quarter of last year. Europe, South America and Australia, current light vehicle production projections for the fourth quarter of 2010 are down year-over-year when compared to the fourth quarter of 2009. Declines in production would have an adverse effect on the financial condition of our OE customers, and on our future results of operations.

We have a substantial amount of indebtedness. As such, our ability to generate cash — both to fund operations and service our debt — is also a significant area of focus for our company. See “Liquidity and Capital Resources” below for further discussion of cash flows and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Total revenues for the third quarter of 2010 were $1,542 million, compared to $1,254 million in the third quarter of 2009. Excluding the impact of currency and substrate sales, revenue was up $202 million or 20 percent due to higher year-over-year OE vehicle production levels in all geographic regions and new platform launches. Stronger year-over-year aftermarket sales globally, in particular North America and South America, also contributed to the increase.

Gross margin in the third quarter of 2010 was 17.0 percent, up 0.2 percentage points from 16.8 percent in the third quarter of 2009. The increase was driven by an improvement in our cost of sales resulting from our lower year-over-year restructuring and related expenses which had a favorable impact on gross margin of 0.5 percentage points, higher year-over-year OE production and aftermarket volumes and the related manufacturing efficiencies, which had a favorable impact on gross margin of 2.0 percentage points and material cost management, which had a favorable impact on gross margin of 0.2 percentage points. Partially offsetting these improvements were a higher mix of OE revenues which included a higher mix of substrate sales, which had an unfavorable impact on gross margin of 1.1 percentage points, unfavorable currency, which had an unfavorable impact on gross margin of 0.1 percentage points, pricing primarily related to contractual price reductions, which had an unfavorable impact on gross margin of 0.5 percentage points, and various other items which in total had an unfavorable impact on gross margin of 0.8 percentage points.

Selling, general and administrative expense was up $19 million in the third quarter of 2010, at $109 million, compared to $90 million in the third quarter of 2009. Higher performance-based compensation costs, the restoration of salary and benefit cuts which were in place in the third quarter of 2009, along with a charge related to an actuarial loss for a lump-sum pension payment drove the increase. This pension charge relates to a non-qualified pension plan in which one current and three former employees were participants. Lump-sum pension payments are required when participants retire or when they turn 55. One former employee turned 55 in the current year third quarter. Another former employee will turn 55 in the fourth quarter which will result in an additional $2 million charge at that time. Engineering expense was $30 million and $27 million in the third quarter of 2010 and 2009, respectively. The restoration of employee salary and benefit cuts which were in place in the third quarter of 2009 primarily drove the higher engineering costs year-over-year. Selling, general, administrative and engineering expenses decreased to 9.0 percent of revenues from 9.3 percent of revenues in 2009 due to higher year-over-year revenues.

Earnings before interest expense, taxes and noncontrolling interests (“EBIT”) was $67 million for the third quarter of 2010 compared to $35 million in the third quarter of 2009. Improved year-over-year OE production volumes in every geographic region, the related manufacturing efficiencies, lower restructuring and related expenses and higher aftermarket sales globally drove the increase to EBIT. Higher selling, general, administrative and engineering expenses and an unfavorable currency impact of $1 million partially offset the increase.

Total revenues for the first nine months of 2010 were $4,360 million, compared to $3,327 million for the first nine months of 2009. Excluding the impact of currency and substrate sales, revenue was up $753 million, from $2,656 million to $3,409 million, driven by higher year-over-year OE vehicle production levels in every geographic region, new platform launches and higher aftermarket volumes.

Gross margin in the first nine months of 2010 was 18.0 percent, up 1.6 percentage points from 16.4 percent in 2009. The increase was driven by an improvement in our cost of sales resulting from our lower year-over-year restructuring and related expenses, which had a favorable impact on gross margin of 0.1 percentage points, higher year-over-year OE production and aftermarket volumes and the related manufacturing efficiencies, which had a favorable impact on gross margin of 3.2 percentage points and material cost management, which had a favorable impact on gross margin of 0.4 percentage points. Partially offsetting these improvements were a higher mix of OE revenues with substrate sales, which had an unfavorable impact on gross margin of 1.2 percentage points, and various other items which in total had an unfavorable impact on gross margin of 0.9 percentage points.

Selling, general and administrative expense was up $51 million in the first three quarters of 2010, at $307 million, compared to $256 million in the first three quarters of 2009. Increased changeover costs due to new aftermarket business in North America, higher performance-based compensation costs, a charge related to an actuarial loss for a lump-sum pension payment and the cost reduction efforts from the first three quarters of 2009, which included employee furloughs and salary and benefit cuts that were subsequently restored, drove the increase in expense year-over-year. The first nine months of 2009 included $1 million in restructuring and related expense. Engineering expense was $90 million and $72 million in the first three quarters of 2010 and 2009, respectively. Increased spending related to diesel aftertreatment technology development, higher performance-based compensation costs and the cost reduction efforts, including employee furloughs and salary and benefit cuts, in the first three quarters of 2009 drove the increase in expense year-over-year. Selling, general, administrative and engineering expenses decreased in the first nine months of 2010 to 9.1 percent of revenues from 9.9 percent of revenues in the first nine months of 2009 due to higher year-over-year revenues.

EBIT was $219 million for the first three quarters of 2010, up from $39 million in 2009. Higher OE production volumes globally and the related manufacturing efficiencies, higher aftermarket sales, decreased restructuring and related costs and $4 million of positive currency drove the year-over-year increase. Partially offsetting the increase was higher selling, general, administrative and engineering spending.

Results from Operations

Net Sales and Operating Revenues for the Three Months Ended September 30, 2010 and 2009

The following tables reflect our revenues for the third quarter of 2010 and 2009. We present these reconciliations of revenues in order to reflect the trend in our sales in various product lines and geographic regions separately from the effects of doing business in currencies other than the U.S. dollar. We have not reflected any currency impact in the 2009 table since this is the base period for measuring the effects of currency during 2010 on our operations. We believe investors find this information useful in understanding period-to-period comparisons in our revenues.

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

We present these substrate sales separately in the following tables because we believe investors utilize this information to understand the impact of this portion of our revenues on our overall business and because it removes the impact of potentially volatile precious metals pricing from our revenues. While our original equipment customers generally assume the risk of precious metals pricing volatility, it impacts our reported revenues. Excluding “substrate” catalytic converter and diesel particulate filter sales removes this impact.

	Three Months Ended September 30, 2010
				Substrate	Revenues
				Sales	Excluding
			Revenues	Excluding	Currency and
		Currency	Excluding	Currency	Substrate
	Revenues	Impact	Currency	Impact	Sales
	(Millions)

North America Original Equipment
Ride Control	$133	$2	$131	$—	$131
Emission Control	457	1	456	216	240

Total North America Original Equipment	590	3	587	216	371
North America Aftermarket
Ride Control	125	—	125	—	125
Emission Control	47	—	47	—	47

Total North America Aftermarket	172	—	172	—	172
Total North America	762	3	759	216	543
Europe Original Equipment
Ride Control	110	(10)	120	—	120
Emission Control	270	(18)	288	95	193

Total Europe Original Equipment	380	(28)	408	95	313
Europe Aftermarket
Ride Control	50	(3)	53	—	53
Emission Control	40	(3)	43	—	43

Total Europe Aftermarket	90	(6)	96	—	96
South America & India	143	4	139	23	116
Total Europe, South America & India	613	(30)	643	118	525
Asia	127	1	126	26	100
Australia	40	4	36	3	33

Total Asia Pacific	167	5	162	29	133

Total Tenneco	$1,542	$(22)	$1,564	$363	$1,201

	Three Months Ended September 30, 2009
				Substrate	Revenues
				Sales	Excluding
			Revenues	Excluding	Currency and
		Currency	Excluding	Currency	Substrate
	Revenues	Impact	Currency	Impact	Sales
	(Millions)

North America Original Equipment
Ride Control	$107	$—	$107	$—	$107
Emission Control	321	—	321	147	174

Total North America Original Equipment	428		428	147	281
North America Aftermarket
Ride Control	110	—	110	—	110
Emission Control	40	—	40	—	40

Total North America Aftermarket	150		150	—	150
Total North America	578		578	147	431
Europe Original Equipment
Ride Control	107	—	107	—	107
Emission Control	235	—	235	73	162

Total Europe Original Equipment	342		342	73	269
Europe Aftermarket
Ride Control	50	—	50	—	50
Emission Control	46	—	46	—	46

Total Europe Aftermarket	96	—	96	—	96
South America & India	103	—	103	12	91
Total Europe, South America & India	541	—	541	85	456
Asia	102	—	102	21	81
Australia	33	—	33	2	31

Total Asia Pacific	135	—	135	23	112

Total Tenneco	$1,254	$—	$1,254	$255	$999

	Three Months Ended September 30, 2010
	Versus Three Months Ended September 30, 2009
	Dollar and Percent Increase (Decrease)
			Revenues
			Excluding
			Currency and
			Substrate
	Revenues	Percent	Sales	Percent
	(Millions Except Percent Amounts)

North America Original Equipment
Ride Control	$26	25%	$24	23%
Emission Control	136	42%	66	38%

Total North America Original Equipment	162	38%	90	32%
North America Aftermarket
Ride Control	15	13%	15	13%
Emission Control	7	20%	7	19%

Total North America Aftermarket	22	15%	22	14%
Total North America	184	32%	112	26%
Europe Original Equipment
Ride Control	3	3%	13	12%
Emission Control	35	15%	31	18%

Total Europe Original Equipment	38	11%	44	16%
Europe Aftermarket
Ride Control	—	1%	3	7%
Emission Control	(6)	(12)%	(3)	(4)%

Total Europe Aftermarket	(6)	(5)%	—	2%
South America & India	40	38%	25	27%
Total Europe, South America & India	72	13%	69	15%
Asia	25	25%	19	24%
Australia	7	16%	2	2%

Total Asia Pacific	32	23%	21	18%

Total Tenneco	$288	23%	$202	20%

Light Vehicle Industry Production by Region (According to Global Insight, October 2010, Federation of Automotive Products Manufacturers for Australia production estimates, October 2010)

	Three Months
	Ended September 30,
	2010	2009	Increase	% Increase
	(Number of Vehicles in Thousands)

North America	2,948	2,351	597	25%
Europe	4,327	4,241	86	2%
South America	1,037	988	49	5%
India	848	640	208	32%

Total Europe, South America & India	6,212	5,869	343	6%
China	3,850	3,367	483	14%
Australia	59	56	3	6%

North American light vehicle production increased 25 percent, while industry Class 8 commercial vehicle production was up 28 percent and industry Class 4-7 commercial vehicle production was up 23 percent in third quarter of 2010 as compared to the previous year’s comparable period. Revenues from our North American operations increased in the third quarter of 2010 compared to the same period last year due to higher sales from both North American OE business units and aftermarket sales in both product lines. The increase in North American OE revenues was primarily driven by improved volumes which resulted in an increase in revenue of $156 million on Tenneco supplied vehicles such as the Ford F-150 and Super-Duty pick-ups, GM’s crossover models and the GMT900 platform. The increase in aftermarket revenues for North America was primarily due to higher sales volumes which resulted in a combined increase in revenue of $24 million for both product lines, which was driven by customer demand.

The third quarter total European light vehicle industry production was up two percent when compared to the third quarter of 2009. Our European, South American and Indian segment’s revenues increased in the third quarter of 2010 compared to last year, due to increased year-over-year sales in both Europe OE business units as well as in South America and India. Improved volumes due to our position on better-selling vehicles such as the Ford Focus, VW Polo, Opel Astra, Ford Mondeo and the Daimler Sprinter was the primary driver of our increased Europe OE revenues and resulted in an increase in revenue of $60 million, partially offset by a decrease of $28 million due to foreign currency. Excluding currency, European aftermarket revenues improved on higher ride control sales including an increase in heavy duty sales, mostly offset by lower emission control sales. Light vehicle production increased five percent in South America and 32 percent in India for the third quarter of 2010 when compared to the same quarter a year ago. South American and Indian revenues were higher for the third quarter of 2010 when compared to the prior year’s third quarter primarily due to stronger OE production volumes in both regions, which increased revenue by $33 million.

Industry light vehicle production increased 14 percent and 6 percent year-over-year in China and Australia, respectively. Revenues from our Asia Pacific segment, which includes Australia and Asia, increased due to higher sales in both regions. Asian revenues for the third quarter of 2010 improved from last year primarily due to strong production volumes which resulted in an increase in revenue of $25 million, particularly in China on key Tenneco-supplied GM, VW and Audi platforms. A $3 million impact on revenue due to stronger OE production volumes primarily drove the third quarter 2010 revenue increase for Australia over the third quarter of 2009.

Net Sales and Operating Revenues for the Nine Months Ended September 30, 2010 and 2009

	Nine Months Ended September 30, 2010
				Substrate	Revenues
				Sales	Excluding
			Revenues	Excluding	Currency and
		Currency	Excluding	Currency	Substrate
	Revenues	Impact	Currency	Impact	Sales
	(Millions)

North America Original Equipment
Ride Control	$401	$10	$391	$—	$391
Emission Control	1,200	6	1,194	532	662

Total North America Original Equipment	1,601	16	1,585	532	1,053
North America Aftermarket
Ride Control	376	3	373	—	373
Emission Control	128	2	126	—	126

Total North America Aftermarket	504	5	499	—	499
Total North America	2,105	21	2,084	532	1,552
Europe Original Equipment
Ride Control	340	(15)	355	—	355
Emission Control	805	(22)	827	262	565

Total Europe Original Equipment	1,145	(37)	1,182	262	920
Europe Aftermarket
Ride Control	145	(5)	150	—	150
Emission Control	108	(4)	112	—	112

Total Europe Aftermarket	253	(9)	262	—	262
South America & India	382	28	354	49	305
Total Europe, South America & India	1,780	(18)	1,798	311	1,487
Asia	359	2	357	78	279
Australia	116	18	98	7	91

Total Asia Pacific	475	20	455	85	370

Total Tenneco	$4,360	$23	$4,337	$928	$3,409

	Nine Months Ended September 30, 2009
				Substrate	Revenues
				Sales	Excluding
			Revenues	Excluding	Currency and
		Currency	Excluding	Currency	Substrate
	Revenues	Impact	Currency	Impact	Sales
	(Millions)

North America Original Equipment
Ride Control	$269	$—	$269	$—	$269
Emission Control	810	—	810	370	440

Total North America Original Equipment	1,079		1,079	370	709
North America Aftermarket
Ride Control	318	—	318	—	318
Emission Control	118	—	118	—	118

Total North America Aftermarket	436		436	—	436
Total North America	1,515		1,515	370	1,145
Europe Original Equipment
Ride Control	304	—	304	—	304
Emission Control	645	—	645	202	443

Total Europe Original Equipment	949		949	202	747
Europe Aftermarket
Ride Control	137	—	137	—	137
Emission Control	120	—	120	—	120

Total Europe Aftermarket	257	—	257	—	257
South America & India	261	—	261	33	228
Total Europe, South America & India	1,467	—	1,467	235	1,232
Asia	257	—	257	59	198
Australia	88	—	88	7	81

Total Asia Pacific	345	—	345	66	279

Total Tenneco	$3,327	$—	$3,327	$671	$2,656

	Nine Months Ended September 30, 2010
	Versus Nine Months Ended September 30, 2009
	Dollar and Percent Increase (Decrease)
			Revenues
			Excluding
			Currency and
			Substrate
	Revenues	Percent	Sales	Percent
	(Millions Except Percent Amounts)

North America Original Equipment
Ride Control	$132	49%	$122	46%
Emission Control	390	48%	222	51%

Total North America Original Equipment	522	48%	344	49%
North America Aftermarket
Ride Control	58	18%	55	17%
Emission Control	10	9%	8	7%

Total North America Aftermarket	68	16%	63	14%
Total North America	590	39%	407	36%
Europe Original Equipment
Ride Control	36	12%	51	17%
Emission Control	160	25%	122	27%

Total Europe Original Equipment	196	21%	173	23%
Europe Aftermarket
Ride Control	8	6%	13	10%
Emission Control	(12)	(10)%	(8)	(6)%

Total Europe Aftermarket	(4)	(1)%	5	2%
South America & India	121	46%	77	33%
Total Europe, South America & India	313	21%	255	21%
Asia	102	40%	81	41%
Australia	28	30%	10	12%

Total Asia Pacific	130	37%	91	33%

Total Tenneco	$1,033	31%	$753	28%

Light Vehicle Industry Production by Region (According to Global Insight, October 2010, Federation of Automotive Products Manufacturers for Australia production estimates, October 2010)

	Nine Months Ended September 30,
	2010	2009	Increase	% Increase
	(Number of Vehicles in Thousands)

North America	8,925	5,821	3,104	53%
Europe	14,303	12,141	2,162	18%
South America	2,969	2,658	311	12%
India	2,366	1,727	639	37%

Total Europe, South America & India	19,638	16,526	3,112	19%
China	11,995	8,942	3,053	34%
Australia	189	153	36	24%

The North American light vehicle production rate increased 53 percent for the first three quarters of 2010 compared to the same period last year. Industry Class 8 commercial vehicle production was up 32 percent and industry Class 4-7 commercial vehicle production was up 22 percent in the first nine months of 2010 as compared to the prior year’s comparable period. Revenues from our North American operations increased in both OE business units as well as both aftermarket product lines. North American OE revenues were up primarily due to significantly higher light vehicle OE production, as mentioned in the three month discussion above. This increase in production resulted in a $546 million increase in revenue, partially offset by unfavorable platform mix which caused revenue to fall $31 million year-over-year. Aftermarket revenues excluding currency for North America increased primarily due to improved year-over-year volumes, which resulted in an increase in revenues of $65 million, driven by customer demand and sales to new customers.

The European light vehicle industry production for the first nine months of 2010 increased 18 percent from the first nine months of 2009. European, South American and Indian segment’s revenues increased in both European business units as well as in South America and India. Our total Europe OE revenues were up in the first three quarters of 2010 when compared to the first three quarters of 2009, as a result of improved volumes which was driven by our content on strong selling vehicles. The impact on Europe OE revenues due to this volume increase was $218 million year-over-year partially offset by $37 million of unfavorable currency. Excluding currency, European aftermarket revenues increased year-over-year due to higher ride control sales partially offset by emission control sales. The increase in light vehicle industry production for South America and India was 12 percent and 37 percent respectively. The increase in South American and Indian revenues was driven by higher aftermarket sales in South America and higher OE production volumes in both regions.

In China and Australia, light vehicle industry production increased 34 percent and 24 percent, respectively, for the first three quarters of 2010 when compared to the first three quarters of 2009. Revenues from our Asia Pacific segment increased in both regions, Asia and Australia, for the first nine months of this year when compared to the same period of last year. Asian revenues increased during the first three quarters of 2010 when compared to the first three quarters of 2009 primarily due to strong OE volumes, which resulted in a revenue increase of $104 million, particularly in China on Tenneco-supplied GM, VW and Audi platforms. Australian revenues increased in the first nine months of 2010 over the prior year comparable period primarily due to higher OE production volumes which resulted in an $13 million increase in revenue.

EBIT for the Three Months Ended September 30, 2010 and 2009

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2010	2009	Change
	(Millions)

North America	$42	$17	$25
Europe, South America & India	15	10	5
Asia Pacific	10	8	2

	$67	$35	$32

The EBIT results shown in the preceding table include the following items, certain of which are discussed below under “Restructuring and Other Charges,” which have an effect on the comparability of EBIT results between periods:

	Three Months
	Ended
	September 30,
	2010	2009
	(Millions)

North America
Restructuring and related expenses	$5	$11
Pension Charge(1)	4	—
Asia Pacific
Restructuring and related expenses	1	—

(1)	Represents a charge related to an actuarial loss for a lump-sum pension payment in a non-qualified pension plan in which one current and three former employees were participants. Lump-sum pension payments are required when participants retire or when they turn 55. One former employee turned 55 in the current year third quarter. Another former employee will turn 55 in the fourth quarter which will result in an additional $2 million charge at that time.

EBIT for North American operations was $42 million in the third quarter of 2010, compared to $17 million one year ago. Significantly higher OE production volumes, the related manufacturing efficiencies and improved aftermarket revenues drove the year-over year increase. This increase in EBIT was partially offset by higher selling, general, administrative and engineering costs, which included higher performance-based compensation costs, the restoration of salary and benefit cuts which were in place in the third quarter of 2009, and a charge of $4 million related to an actuarial loss for a lump-sum pension payment. Currency had a $1 million favorable impact on North American EBIT. Restructuring and related expenses of $5 million were included in the third quarter of 2010. Restructuring and related expenses of $11 million were included in the third quarter of 2009.

Our European, South American and Indian segment’s EBIT was $15 million for the third quarter of 2010 compared to $10 million during the same period last year. European, South American and Indian segment’s EBIT benefited from improved volumes, the related manufacturing efficiencies and material cost management. Higher selling, general, administrative and engineering expenses partially offset these improvements. Currency had a $2 million unfavorable impact on European, South American and Indian segment’s EBIT.

EBIT for our Asia Pacific segment in the third quarter of 2010 was $10 million compared to $8 million in the third quarter of 2009. Higher production volumes and the related manufacturing efficiencies were the primary drivers of the EBIT increase year-over-year. Increased selling, general and administrative expenses partially offset the EBIT improvement. Included in third quarter 2010 Asia Pacific segment’s EBIT was $1 million in restructuring and related expenses.

Currency had a $1 million unfavorable impact on overall company EBIT for the three months ended September 30, 2010, as compared to the prior year.

EBIT as a Percentage of Revenue

	Three Months
	Ended
	September 30,
	2010	2009

North America	6%	3%
Europe, South America & India	2%	2%
Asia Pacific	6%	6%
Total Tenneco	4%	3%

In North America, EBIT as a percentage of revenue for the third quarter of 2010 was up three percentage points when compared to last year. The increase in EBIT from higher OE production volumes and the related manufacturing efficiencies, favorable currency, decreased restructuring and related charges and higher aftermarket sales was partially offset as a percentage of revenue by higher selling, general, administrative and engineering expenses, including a pension charge for an actuarial loss for a lump-sum pension payment. In Europe, South America and India, EBIT margin for the third quarter of 2010 was even with prior year. Improved volumes and material cost management actions were offset by unfavorable currency and increased selling, general, administrative and engineering expenses. EBIT as a percentage of revenue for our Asia Pacific segment was the same in the third quarter of 2010 as the third quarter of 2009. Higher volumes and the related manufacturing efficiencies were offset by increased selling, general, administrative and engineering costs and higher restructuring and related expenses.

EBIT for the Nine Months Ended September 30, 2010 and 2009

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2010	2009	Change
	(Millions)

North America	$128	$27	$101
Europe, South America & India	57	(1)	58
Asia Pacific	34	13	21

	$219	$39	$180

The EBIT results shown in the preceding table include the following items, certain of which are discussed below under “Restructuring and Other Charges,” which have an effect on the comparability of EBIT results between periods:

	Nine Months
	Ended
	September 30,
	2010	2009
	(Millions)

North America
Restructuring and related expenses	$12	$14
Pension Charge(1)	4	—
Environmental reserve(2)	—	5
Europe, South America & India
Restructuring and related expenses	2	3
Asia Pacific
Restructuring and related expenses	1	—

(1)	Represents a charge related to an actuarial loss for a lump-sum pension payment.

(2)	Represents a reserve related to environmental liabilities of a company Tenneco acquired in 1996, at locations never operated by Tenneco, and for which that acquired company had been indemnified by Mark IV Industries, which declared bankruptcy in the second quarter of 2009.

EBIT from North American operations increased to $128 million in the first nine months of 2010, from $27 million one year ago. The benefits to EBIT from significantly higher OE production volumes, the related manufacturing efficiencies and improved aftermarket revenues were partially offset by higher selling, general, administrative and engineering costs, which included increased aftermarket changeover costs related to new aftermarket business, higher performance-based compensation costs, a charge of $4 million related to an actuarial loss for a lump-sum pension payment and the cost reduction efforts from the first three quarters of 2009, which included employee furloughs and salary and benefit cuts that were subsequently restored. Currency had a $10 million favorable impact on North American EBIT for the first nine months of 2010 when compared to the first nine months of 2009. Restructuring and related expenses of $12 million were included in the first three quarters of 2010 compared to $14 million of restructuring and related expenses and an environmental reserve charge of $5 million in the first nine months of 2009.

Our European, South American and Indian segment’s EBIT was $57 million for the first nine months of 2010 compared to a loss of $1 million during the same period last year. The increase was driven by higher OE production volumes and the related manufacturing efficiencies, favorable platform mix in Europe and material cost management activities. Increased selling, general, administrative and engineering costs partially offset the increase. Restructuring and related expenses of $2 million were included in EBIT for the first nine months of 2010, versus $3 million from the same period last year. Currency had a $6 million unfavorable impact on the first nine months’ EBIT of 2010.

EBIT for our Asia Pacific segment in the first nine months of 2010 was $34 million compared to $13 million in the first nine months of 2009. Higher volumes and the related manufacturing efficiencies drove the EBIT improvement. This increase was partially offset by increased selling, general, administrative and engineering costs.

Currency had a $4 million favorable impact on overall company EBIT for the nine months ended September 30, 2010, as compared to the prior year.

EBIT as a Percentage of Revenue

	Nine Months
	Ended
	September 30,
	2010	2009

North America	6%	2%
Europe, South America & India	3%	—
Asia Pacific	7%	4%
Total Tenneco	5%	1%

In North America, EBIT as a percentage of revenue for the first nine months of 2010 was up four percentage points when compared to last year. The increase in EBIT from higher OE production volumes and the related manufacturing efficiencies, decreased restructuring and related charges, higher aftermarket sales and favorable currency was partially offset as a percentage of revenue by higher selling, general, administrative and engineering expenses, including higher aftermarket changeover costs and a charge for an actuarial loss for a lump-sum pension payment. In Europe, South America and India, EBIT margin for the first three quarters of 2010 was three percentage points higher than prior year due to improved volumes, the related manufacturing efficiencies, lower restructuring and related expenses, favorable platform mix and material cost management actions, partially offset by unfavorable currency and increased selling, general, administrative and engineering expenses. EBIT as a percentage of revenue for our Asia Pacific segment increased three percentage points in the first nine months of 2010 versus the prior year as higher volumes and the related manufacturing efficiencies were partially offset by increased selling, general, administrative and engineering expenses.

Interest Expense, Net of Interest Capitalized

We reported interest expense in the third quarter of 2010 of $36 million net of interest capitalized of $1 million ($33 million in our U.S. operations and $3 million in our foreign operations), up from $35 million net of interest capitalized of $1 million ($33 million in our U.S. operations and $2 million in our foreign operations) from the third quarter of 2009. Included in the third quarter of 2010 was $5 million of expense related to refinancing our senior secured notes. Also, included in the third quarter of 2010 was $1 million of expense for factored receivables in North America. Excluding the refinancing expenses, interest expense decreased in the third quarter of 2010 compared to the prior year as a result of our lower average borrowings due to our operating cash performance and last year’s equity offering.

We reported interest expense for the first three quarters of 2010 of $100 million net of interest capitalized of $3 million ($95 million in our U.S. operations and $5 million in our foreign operations), down from $101 million net of interest capitalized of $3 million ($98 million in our U.S. operations and $3 million in our foreign operations) a year ago. Included in the first nine months of 2010 was $6 million of costs related to our refinancing activities.

On September 30, 2010, we had $989 million in long-term debt obligations that have fixed interest rates. Of that amount, $225 million is fixed through August 2018, $500 million is fixed through November 2014, $250 million is fixed through November 2015, and the remainder is fixed from 2010 through 2025. We also had $241 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” later in this Management’s Discussion and Analysis.

Income Taxes

We reported income tax expense of $15 million in the third quarter of 2010. The tax expense recorded differs from a statutory rate of 35 percent because of tax expenses of $4 million primarily related to the impact of recording a valuation allowance against our tax benefit for losses in certain foreign jurisdictions. We reported income tax expense of $4 million in the third quarter of 2009. The tax expense recorded differs from a statutory rate of 35 percent because of a $4 million charge primarily related to the impact of not benefiting tax losses in the U.S. and certain foreign jurisdictions.

Income tax expense was $45 million for the first nine months of 2010, compared to $18 million for the first nine months of 2009. The tax expense recorded for the first nine months of 2010 differs from a statutory rate of 35 percent because of tax expenses of $3 million primarily related to income generated in lower tax rate jurisdictions as well as adjustments to tax estimates, which were more than offset by non-cash tax charges related to adjustments to prior year income tax estimates and the impact of not benefiting tax losses in the U.S. and certain foreign jurisdictions. The tax expense recorded for the first nine months of 2009 was $18 million. The tax expense recorded differs from a statutory rate of 35 percent due to $40 million in tax charges primarily related to the impact of not benefiting tax losses in the U.S. and certain foreign jurisdictions.

Restructuring and Other Charges

Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. Our Board of Directors approved a restructuring project in 2001, known as Project Genesis, which was designed to lower our fixed costs, relocate capacity, reduce our work force, improve efficiency and utilization, and better optimize our global footprint. We have subsequently engaged in various other restructuring projects related to Project Genesis. In 2009, we incurred $21 million in restructuring and related costs, of which $16 million was recorded in cost of sales, $1 million was recorded in selling, general, administrative and engineering expense and $4 million was recorded in depreciation and amortization expense. In the third quarter of 2010, we incurred $6 million in restructuring and related costs, of which $3 million was recorded in cost of sales and $3 million was recorded in depreciation and amortization expense. In the first nine months of 2010, we incurred $15 million in restructuring and related costs, of which $10 million was recorded in cost of sales and $5 million was recorded in depreciation and amortization expense.

Amounts related to activities that are part of our restructuring plans are as follows:

	December 31,				September 30,
	2009	2010	Impact of		2010
	Restructuring	Cash	Exchange	Reserve	Restructuring
(Millions)	Reserve	Payments	Rates	Adjustments	Reserve

Severance	$15	(6)	—	(1)	$8

Under the terms of our amended and extended senior credit agreement that took effect on June 3, 2010, we are allowed to exclude $60 million of cash charges and expenses, before taxes, related to cost reduction initiatives incurred after June 3, 2010 from the calculation of the financial covenant ratios required under our senior credit facility. As of September 30, 2010, we have excluded $5 million in cumulative allowable charges relating to restructuring initiatives against the $60 million available under the terms of the February 2010 amended and restated senior credit facility.

On September 22, 2009, we announced that we will be closing our original equipment ride control plant in Cozad, Nebraska. We estimate this closing will generate $8 million in annualized cost savings once completed, incremental to the $58 million of savings related to our October 2008 restructuring announcement. We expect the elimination of 500 positions at the Cozad plant and expect to record up to $20 million in restructuring and related expenses, of which approximately $14 million represents cash expenditures. We originally planned to have completed the closing of this facility by the end of 2010, however, as a result of the faster than expected increase in light vehicle production in North America and to better optimize the transfer of some of the manufacturing activities, we plan to continue certain production lines through the first half of 2011. We plan to hire at other facilities as we move the production from Cozad to those facilities, resulting in a net decrease of approximately 60 positions. During 2009 we recorded $11 million of restructuring and related expenses related to this initiative. For the third quarter of 2010, we recorded $3 million of restructuring and related expenses related to this initiative. For the first nine months of 2010, we recorded $8 million of restructuring and related expenses related to this initiative.

Earnings (Loss) Per Share

We reported net income attributable to Tenneco Inc. of $10 million or $0.17 per diluted common share for the third quarter of 2010, as compared to a net loss attributable to Tenneco Inc. of $8 million or $0.17 per diluted common share for the third quarter of 2009. Included in the results for the third quarter of 2010 were negative impacts from expenses related to our restructuring activities, a pension charge, costs related to debt refinancing and tax adjustments. The net impact of these items decreased earnings per diluted common share by $0.22. Included in the results for the third quarter of 2009 were negative impacts from expenses related to our restructuring activities and tax adjustments. The net impact of these items decreased earnings per diluted common share by $0.24. Please read the Notes to the condensed consolidated financial statements for more detailed information on earnings per share.

We reported net income attributable to Tenneco Inc. of $57 million or $0.94 per diluted common share for the first three quarters of 2010, as compared to net loss attributable to Tenneco Inc. of $90 million or $1.93 per diluted common share for the first three quarters of 2009. Included in the results for the first three quarters of 2010 were negative impacts from expenses related to our restructuring activities, a pension charge, costs related to debt refinancing and tax adjustments. The net impact of these items decreased earnings per diluted common share by $0.33. Included in the results for the first three quarters of 2009 were negative impacts from expenses related to our restructuring activities, an environmental reserve and tax adjustments. The net impact of these items decreased earnings per diluted common share by $1.17.

Cash Flows for the Three Months Ended September 30, 2010 and 2009

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2010	2009
	(Millions)

Cash provided (used) by:
Operating activities	$17	$77
Investing activities	(35)	(19)
Financing activities	44	(48)

Operating Activities

For the three months ended September 30, 2010, operating activities provided $17 million in cash compared to $77 million in cash provided during the same period last year. For the three months ended September 30, 2010, working capital was a use of cash of $69 million versus $26 million cash provided for the three months ended September 30, 2009. Receivables were a use of cash of $81 million compared to a use of cash of $67 million in the prior year due to higher revenues year-over-year. Inventory was a use of cash of $52 million in the third quarter of 2010 versus $9 million cash provided from the third quarter of last year, driven by higher year-over-year production volumes. Accounts payable provided cash of $33 million compared to last year’s cash inflow of $92 million. Cash taxes were $18 million for the three months ended September 30, 2010, compared to $20 million in the prior year. Our overall cash flow from operations in the third quarter of 2010 was impacted by an increase in sales which drove the use of cash for accounts receivables and inventories.

One of our European subsidiaries receives payment from one of its OE customers whereby the accounts receivable are satisfied through the delivery of negotiable financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets as they do not meet the definition of cash equivalents. The amount of these financial instruments that was collected before their maturity date and sold at a discount totaled $1 million and $5 million at September 30, 2010 and December 31, 2009, respectively. No negotiable financial instruments were held by our European subsidiary as of September 30, 2010 or December 31, 2009, respectively.

In certain instances several of our Chinese subsidiaries receive payment from OE customers and satisfy vendor payments through the receipt and delivery of negotiable financial instruments. Financial instruments used to satisfy vendor payables and not redeemed totaled $14 million and $15 million at September 30, 2010 and December 31, 2009, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $21 million and $15 million at September 30, 2010 and December 31, 2009, respectively. We classify financial instruments received from our OE customers as other current assets if issued by a financial institution of our customers or as customer notes and accounts, net if issued by our customer. At September 30, 2010, we classified $20 million in other current assets and $1 million in customer notes and accounts, net. At December 31, 2009, we classified $15 million in other current assets. Some of our Chinese subsidiaries that issue their own negotiable financial instruments to pay vendors are required to maintain a cash balance if they exceed certain credit limits with the financial institution that guarantees those financial instruments. A restricted cash balance was not required at those Chinese subsidiaries at September 30, 2010 and December 31, 2009, respectively.

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

Investing Activities

Cash used for investing activities was $35 million in the third quarter of 2010 compared to $19 million in the same period a year ago. Cash payments for plant, property and equipment were $33 million in the third quarter of 2010 versus payments of $20 million in the third quarter of 2009. Cash payments for software-related intangible assets were $3 million in the third quarter of 2010 compared to $1 million in the third quarter of 2009.

Financing Activities

Cash flow from financing activities was a $44 million inflow in the third quarter of 2010 compared to an outflow of $48 million in the same period of 2009. Increased borrowings from our revolving credit facility drove the cash flow increase.

Cash Flows for the Nine Months Ended September 30, 2010 and 2009

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2010	2009
	(Millions)

Cash provided (used) by:
Operating activities	$64	$108
Investing activities	(112)	(86)
Financing activities	64	(21)

Operating Activities

For the nine months ended September 30, 2010, operating activities provided $64 million in cash compared to $108 million in cash during the same period last year. For the nine months ended September 30, 2010, cash used for working capital was $178 million versus $10 million provided for the nine months ended September 30, 2009. Receivables were a use of cash of $374 million compared to a cash use of $124 million in the prior year. The change in cash flow from receivables was partially due to higher year-over-year sales. Also impacting cash flow from receivables was the change in accounting in the first quarter of 2010. This accounting change requires that North America accounts receivable securitization programs be accounted for as secured borrowings rather than as a sale of accounts receivables. As a result, funding from the North America accounts receivable securitization program is included in net cash provided by financing activities on the statement of cash flows and was previously reflected in net cash used by operating activities. See “Liquidity and Capital Resources” below for further discussion of the accounting change. Inventory represented a cash outflow of $123 million during the nine months ended September 30, 2010, compared to a cash inflow of $76 million in the first nine months of the prior year. The year-over-year change to cash flow from inventory was primarily a result of the higher OE production levels. Accounts payable provided cash of $265 million in the first nine months of 2010, compared to $56 million in the first nine months of the prior year. Cash taxes were $42 million for the nine months ended September 30, 2010, compared to $32 million in the prior year.

Investing Activities

Cash used for investing activities was $112 million in the first nine months of 2010 compared to $86 million in cash used for the same period a year ago. Cash payments for plant, property and equipment were $105 million in the first nine months of 2010 versus payments of $86 million in the first nine months of 2009. Cash payments for software-related intangible assets were $11 million in the first nine months of 2010 compared to $5 million in the first nine months of 2009.

Financing Activities

Cash flow from financing activities was a $64 million inflow in the first nine months of 2010 compared to an outflow of $21 million in the same period of 2009. As mentioned above in the “Operating Activities” section of this cash flow discussion, cash flow from financing activities was impacted by the accounting change for the way we account for our North American accounts receivable securitization programs. At September 30, 2010, there were no borrowings outstanding under the North American accounts receivable securitization programs.

Outlook

The industry continues to recover overall, but according to IHS Automotive’s light vehicle production estimates for the fourth quarter the recovery is uneven in the different geographic regions of the world. IHS Automotive estimates that light vehicle production in the fourth quarter of 2010, versus last year’s fourth quarter, is projected to be up three percent in North America, 32 percent in India, relatively even in China, but down two percent in South America and down five percent in Europe.

Our revenue growth has been driven by production volume recovery, expanding business in fast-growing vehicle markets, emissions regulations, our strong position on many top-selling vehicle platforms, increased light vehicle content for both ride and emission control products, advanced technologies and demand for lightweight components. In addition, we are launching programs with 11 different commercial vehicle customers through 2011 to meet diesel emissions regulations in China, North America, Europe and South America. We began launching these programs in the fourth quarter of last year and will continue to ramp up over the course of 2011.

While the pace of the economic and industry recovery continues to vary by region, we believe we are well positioned globally. We expect to continue to benefit from our technology-driven growth, our lower cost structure and operational improvements achieved over the last year and our strengthening balance sheet. Our execution of these strategies should continue to drive our success in capturing future growth opportunities.

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

Revenue Recognition

We recognize revenue for sales to our original equipment and aftermarket customers when title and risk of loss passes to the customers under the terms of our arrangements with those customers, which is usually at the time of shipment from our plants or distribution centers. Generally, in connection with the sale of exhaust systems to certain original equipment manufacturers, we purchase catalytic converters and diesel particulate filters or components thereof including precious metals (“substrates”) on behalf of our customers which are used in the assembled system. These substrates are included in our inventory and “passed through” to the customer at our cost, plus a small margin, since we take title to the inventory and are responsible for both the delivery and quality of the finished product. Revenues recognized for substrate sales were $922 million, and $671 million for the first nine months of 2010 and 2009, respectively. For our aftermarket customers, we provide for promotional incentives and returns at the time of sale. Estimates are based upon the terms of the incentives and historical experience with returns. Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis. Shipping and handling costs billed to customers are included in revenues and the related costs are included in cost of sales in our Statements of Income (Loss).

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

Pre-production Design and Development and Tooling Assets

We expense pre-production design and development costs as incurred unless we have a contractual guarantee for reimbursement from the original equipment customer. Unbilled pre-production design and development costs recorded in prepayments and other and long-term receivables totaled $17 and $14 million at September 30, 2010 and December 31, 2009, respectively. In addition, plant, property and equipment included $39 million and $49 million at September 30, 2010 and December 31, 2009, respectively, for original equipment tools and dies that we own, and prepayments and other included $54 million and $50 million at September 30, 2010 and December 31, 2009, respectively, for in-process tools and dies that we are building for our original equipment customers.

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

We reported income tax expense of $45 million in the first nine months of 2010. The tax expense recorded differs from the expense that would be recorded using a U.S. Federal statutory rate of 35 percent because the impact of not benefiting tax losses in the U.S. and certain foreign jurisdictions and charges primarily related to adjustments to prior year income tax estimates more than offset a favorable mix of tax rates in the jurisdictions we pay taxes. During the first nine months of 2010, we recorded a $52 million reduction in our valuation allowance related to the utilization of U.S. NOLs resulting from a reorganization of our European operations. The amount recorded is an estimate that can not be finalized until year end. The estimated amount recorded does not impact the tax rate. In evaluating the requirements to record a valuation allowance, accounting standards do not permit us to consider an economic recovery in the U.S. or new business we have won. Consequently, beginning in 2008, given our historical losses, we concluded that our ability to fully utilize our NOLs was limited due to projecting the continuation of the negative economic environment and the impact of the negative operating environment on our tax planning strategies. As a result of our tax planning strategies which have not yet been implemented and which do not depend upon generating future taxable income, we carry deferred tax assets in the U.S. of $90 million relating to the expected utilization of those NOLs. The federal NOLs expire beginning in tax years ending in 2020 through 2029. The state NOLs expire in various tax years through 2029.

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

Except in the U.K., our pension plans generally do not require employee contributions. Our policy is to fund our pension plans in accordance with applicable U.S. and foreign government regulations and to make additional payments as funds are available to achieve full funding of the accumulated benefit obligation. At September 30, 2010, all legal funding requirements had been met. In September 2010, we recognized a charge of $4 million related to an actuarial loss for a lump-sum pension payment to a former employee. In the fourth quarter of 2010, we expect to recognize an additional $2 million charge related to a lump-sum pension payment. Other postretirement benefit obligations, such as retiree medical, and certain foreign pension plans are funded as the obligations become due.

Changes in Accounting Pronouncements

Footnote 12 in our Notes to Condensed Consolidated Financial Statements located in Part I Item 1 of this Form 10-Q is incorporated herein by reference.

Liquidity and Capital Resources

Capitalization

	September 30,	December 31,
	2010	2009	% Change
	(Millions)

Short-term debt and maturities classified as current	$70	$75	(7)%
Long-term debt	1,227	1,145	7

Total debt	1,297	1,220	6

Total redeemable noncontrolling interests	10	7	43

Total noncontrolling interests	33	32	3

Tenneco Inc. shareholders’ equity	5	(21)	n/m

Total equity	38	11	245

Total capitalization	$1,345	$1,238	9

General.  Short-term debt, which includes maturities classified as current and borrowings by foreign subsidiaries, was $70 million and $75 million as of September 30, 2010 and December 31, 2009, respectively. Borrowings under our revolving credit facilities, which are classified as long-term debt, were $86 million and $0 at September 30, 2010 and December 31, 2009, respectively.

The 2010 year-to-date increase in total equity primarily resulted from net income attributable to Tenneco Inc. of $57 million, a $8 million increase in premium on common stock and other capital surplus relating to common stock issued pursuant to benefit plans, a $6 million increase in additional liability for pension and postretirement benefits, offset by a $34 million decrease caused by the impact of changes in foreign exchange rates on the translation of financial statements of our foreign subsidiaries into U.S. dollars and a net decrease in premium on common stock and other capital surplus relating to a $11 million purchase of an additional 20 percent of equity interest from a Chinese noncontrolling joint venture partner.

Overview.  Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions. The arrangement is secured by substantially all our domestic assets and pledges of up to 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries.

On August 3, 2010 we issued $225 million of 7 3/4 percent senior notes due August 15, 2018 in a private offering. The net proceeds of this transaction, together with cash and available liquidity, was used to finance the redemption of our 10 1/4 percent senior secured notes due in 2013. We called the senior secured notes for redemption on August 3, 2010, and completed the redemption on September 2, 2010 at a price of 101.708 percent of the principal amount, plus accrued and unpaid interest. We recorded $5 million of expense related to our redemption of our 10 1/4 percent senior secured notes in the third quarter of 2010. The new notes are general senior obligations of Tenneco Inc. and are not secured by assets of Tenneco Inc. or the guarantors.

On June 3, 2010 we completed an amendment and extension of our senior secured credit facility by extending the term of our revolving credit facility and replacing our $128 million term loan A with a larger and longer maturity term loan B facility. As a result of the amendment and extension, as of September 30, 2010, the senior credit facility provides us with a total revolving credit facility size of $622 million until March 16, 2012, when commitments of $66 million will expire. After March 16, 2012, the extended revolving credit facility will provide $556 million of revolving credit and will mature on May 31, 2014. The extended facility will mature earlier on December 15, 2013, if our $130 million tranche B-1 letter of credit/revolving loan facility is not refinanced by that date. Prior to maturity, funds may be borrowed, repaid and re-borrowed under the two revolving credit facilities without premium or penalty. The leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA as defined in the senior credit facility agreement) was decreased from 5.00 to 4.50 for the second quarter of 2010; from 4.75 to 4.25 for the third quarter of 2010; and from 4.50 to 4.25 for the fourth quarter of 2010 as a result of the June 3, 2010 amendment.

As of September 30, 2010, the senior credit facility also provides a six-year, $150 million term loan B maturing in June 2016, and a seven-year $130 million tranche B-1 letter of credit/revolving loan facility maturing in March 2014. The term loan B facility will mature earlier on August 16, 2014, if we do not refinance our senior subordinated notes by that date.

The tranche B-1 letter of credit/revolving loan facility requires repayment by March 2014. We can enter into revolving loans and issue letters of credit under the $130 million tranche B-1 letter of credit/revolving loan facility. The tranche B-1 letter of credit/revolving loan facility is reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. There is no additional cost to us for issuing letters of credit under the tranche B-1 letter of credit/revolving loan facility. However, outstanding letters of credit reduce our availability to enter into revolving loans under the facility. We pay the tranche B-1 lenders interest at a rate equal to LIBOR plus a margin, which is offset by the return on the funds deposited with the administrative agent by the lenders which earn interest at an annual rate approximately equal to LIBOR less 25 basis points. Outstanding revolving loans reduce the funds on deposit with the administrative agent which in turn reduce the earnings of those deposits.

Beginning June 3, 2010 and following each fiscal quarter thereafter, the margin we pay on borrowings under our term loan B and revolving credit facility, incur interest at an annual rate equal to, at our option, either (i) the London Interbank Offered Rate plus a margin of 475 and 450 basis points, respectively, or (ii) a rate consisting of the greater of (a) the JPMorgan Chase prime rate plus a margin of 375 and 350 basis points, respectively, (b) the Federal Funds rate plus 50 basis points plus a margin of 375 and 350 basis points, respectively, and (c) the Eurodollar Rate plus 100 basis points plus a margin of 375 and 350 basis points, respectively. The margin we pay on these borrowings will be reduced by 25 basis points following each fiscal quarter for which our consolidated net leverage ratio is less than 2.25 for extending lenders and for the term loan B and will be further reduced by an additional 25 basis points following each fiscal quarter for which the consolidated net leverage ratio is less than 2.0 for extending lenders. The margin we pay on these borrowings for extending lenders will increase by 50 basis points following each fiscal quarter for which our consolidated net leverage ratio is greater than or equal to 4.0 and will be further increased by an additional 50 basis points following each fiscal quarter for which the consolidated net leverage ratio is greater than or equal to 5.0.

The margin we pay on borrowings under our tranche B-1 facility incurred interest at an annual rate equal to, at our option, either (i) the London Interbank Offered Rate plus a margin of 500 basis points, or (ii) a rate consisting of the greater of (a) the JPMorgan Chase prime rate plus a margin of 400 basis points, (b) the Federal Funds rate plus 50 basis points plus a margin of 400 basis points, and (c) the Eurodollar Rate plus 100 basis points plus a margin of 400 basis points. The rate will increase by 50 basis points following each fiscal quarter for which our consolidated net leverage ratio is greater than or equal to 5.0.

As of September 30, 2010 our outstanding debt also includes $225 million of 7 3/4 percent senior notes due August 15, 2018, $250 million of 8 1/8 percent senior notes due November 15, 2015, and $500 million of 8 5/8 percent senior subordinated notes due November 15, 2014. At September 30, 2010, we had unused borrowing capacity of $614 million under the $752 million amount available under the two revolving credit facilities within our senior secured credit facility with $86 million in outstanding borrowings and $52 million in letters of credit outstanding.

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

Senior Credit Facility — Other Terms and Conditions.  As described above, we are highly leveraged. Our senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA, as defined in the senior credit facility agreement), and consolidated interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined under the senior credit facility agreement) at the end of each period indicated. Failure to maintain these ratios will result in a default under our senior credit facility. The financial ratios required under the senior credit facility and, the actual ratios we achieved for the first three quarters of 2010, are as follows:

	Quarter Ended
	March 31,		June 30,		September 30,
	2010		2010		2010
	Req.	Act.	Req.	Act.	Req.	Act.

Leverage Ratio (maximum)	5.50	2.77	4.50	2.42	4.25	2.41
Interest Coverage Ratio (minimum)	2.00	3.04	2.25	3.70	2.30	3.97

The financial ratios required under the senior credit facility for the remainder of 2010 and beyond are set forth below:

		Interest
	Leverage	Coverage
Period Ending	Ratio	Ratio

December 31, 2010	4.25	2.35
March 31, 2011	4.00	2.55
June 30, 2011	3.75	2.55
September 30, 2011	3.50	2.55
December 31, 2011	3.50	2.55
Each quarter thereafter	3.50	2.75

The covenants in our senior credit facility agreement generally prohibit us from repaying or refinancing our senior subordinated notes. We are, however, permitted under our senior credit facility agreement to repay or refinance our senior subordinated notes: (i) with the net cash proceeds of permitted refinancing indebtedness (as defined in the senior credit facility agreement); (ii) with the net cash proceeds of shares of our common stock; (iii) in exchange for permitted refinancing indebtedness or in exchange for shares of our common stock; and (iv) in an amount equal to the sum of (A) the net cash proceeds of qualified capital stock issued by us after March 16, 2007, plus (B) the portion of annual excess cash flow (as defined in the senior credit facility agreement), beginning with excess cash flow for fiscal year 2010, not required to be applied to the payment of the senior credit facilities and which is not used for other purposes, provided that (1) the aggregate principal amount of the senior subordinated notes purchased and cancelled or redeemed pursuant to this clause (iv) and (2) the sum of the aggregate principal amount of the senior subordinated notes purchased and cancelled or redeemed pursuant to this clause (iv) and the aggregate principle amount of senior unsecured notes purchased and cancelled or redeemed pursuant to clauses (v), (vi), and (vii) of the next paragraph are capped as follows based on the pro forma consolidated leverage ratio after giving effect to such purchase, cancellation or redemption:

		Senior Subordinated
		Notes and Senior
	Senior Subordinated	Unsecured Notes
	Notes Aggregate	Aggregate
Pro forma Consolidated Leverage Ratio	Maximum Amount	Maximum Amount
(Millions)

Greater than or equal to 3.0x	$20	$20
Greater than or equal to 2.5x	$100	$100
Less than 2.5x	$125	$125

In addition, the covenants in our senior credit facility agreement generally prohibit us from repaying or refinancing our senior unsecured notes. We are, however, permitted under our senior credit facility agreement to repay or refinance our senior unsecured notes: (i) with the net cash proceeds of incremental facilities and permitted refinancing indebtedness (as defined in the senior credit facility agreement); (ii) with the net cash proceeds of shares of our common stock; (iii) in exchange for permitted refinancing indebtedness or in exchange for shares of our common stock; (iv) with the net cash proceeds of any new senior or subordinated unsecured indebtedness; (v) with the proceeds of revolving credit loans (as defined in the senior credit facility agreement); (vi) with the cash generated by the operations of the company; and (vii) in an amount equal to the sum of (A) the net cash proceeds of qualified stock issued by the company after March 16, 2007, plus (B) the portion of annual excess cash flow (beginning with excess cash flow for fiscal year 2010) not required to be applied to payment of the credit facilities and which is not used for other purposes, provided that the aggregate principal amount of senior unsecured notes purchased and cancelled or redeemed pursuant to clauses (v), (vi) and (vii), together with the aggregate principal amount of senior subordinated notes purchased and cancelled or redeemed pursuant to clause (iv) of the immediately preceding paragraph, is capped as follows based on the pro forma consolidated leverage ratio after giving effect to such purchase, cancellation or redemption:

Aggregate Senior and
Subordinated Note
Pro forma Consolidated Leverage Ratio	Maximum Amount
(Millions)

Greater than or equal to 3.0x	$20
Greater than or equal to 2.5x	$100
Less than 2.5x	$125

Any repayment or refinancing of our outstanding notes would be subject to market conditions and either the voluntary participation of noteholders or our ability to redeem the notes under the terms of the applicable indenture. The senior credit facility agreement also contains other restrictions on our operations that are customary for similar facilities, including limitations on: (i) incurring additional liens; (ii) sale and leaseback transactions (except for the permitted transactions as described in the senior credit facility agreement); (iii) liquidations and dissolutions; (iv) incurring additional indebtedness or guarantees; (v) investments and acquisitions; (vi) dividends and share repurchases; (vii) mergers and consolidations; and (viii) refinancing of subordinated and senior notes. Compliance with these requirements and restrictions is a condition for any incremental borrowings under the senior credit facility agreement and failure to meet these requirements enables the lenders to require repayment of any outstanding loans. As of September 30, 2010, we were in compliance with all the financial covenants and operational restrictions of the facility. Our senior credit facility does not contain any terms that could accelerate payment of the facility or affect pricing under the facility as a result of a credit rating agency downgrade.

Senior and Subordinated Notes.  As of September 30, 2010, our outstanding debt also includes $225 million of 7 3/4 percent senior notes due August 15, 2018, $250 million of 8 1/8 percent senior notes due November 15, 2015, and $500 million of 8 5/8 percent senior subordinated notes due November 15, 2014. Under the indentures governing the notes, we are permitted to redeem some or all of the remaining notes at any time after November 15, 2009 in the case of the senior subordinated notes, November 15, 2011 in the case of the senior notes due 2015 and August 14, 2014 in the case of the senior notes due 2018. If we sell certain of our assets or experience specified kinds of changes in control, we must offer to repurchase the notes. Under the indentures governing the notes, we are permitted to redeem up to 35 percent of the senior notes due 2015 and the senior notes due 2018, with the proceeds of certain equity offerings completed before November 15, 2010 and August 13, 2013, respectively.

Our senior and senior subordinated notes require that, as a condition precedent to incurring certain types of indebtedness not otherwise permitted, our consolidated fixed charge coverage ratio, as calculated on a pro forma basis, be greater than 2.00. The indentures also contain restrictions on our operations, including limitations on: (i) incurring additional indebtedness or liens; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; (v) asset sales and (vi) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. The senior subordinated notes rank junior in right of payment to our senior credit facility and any future senior debt incurred. As of September 30, 2010, we were in compliance with the covenants and restrictions of these indentures.

Accounts Receivable Securitization.  In addition to our senior credit facility, senior notes and senior subordinated notes, we also securitize some of our accounts receivable on a limited recourse basis in North America and Europe. As servicer under these accounts receivable securitization programs, we are responsible for performing all accounts receivable administration functions for these securitized financial assets including collections and processing of customer invoice adjustments. In North America, we have an accounts receivable securitization program with three commercial banks. We securitize original equipment and aftermarket receivables on a daily basis under the bank program. The amount of outstanding third party investments in our securitized accounts receivable bank program was $0 and $62 million at September 30, 2010 and December 31, 2009, respectively. In February 2010, the North American program was amended and extended to February 18, 2011, at a maximum facility size of $100 million. As part of this renewal, the margin we pay to our banks decreased. In March 2010, the North American program was further amended to extend the revolving terms of the program to March 25, 2011, add an additional bank and increase the available financing under the facility by $10 million to a new maximum of $110 million. In addition, we added a second priority facility to the North American program, which provides up to an additional $40 million of financing against accounts receivable generated in the U.S. or Canada that would otherwise be ineligible under the existing securitization facility. This new second priority facility also expires on March 25, 2011, and is subordinated to the existing securitization facility.

Each facility contains customary covenants for financings of this type, including restrictions related to liens, payments, mergers or consolidation and amendments to the agreements underlying the receivables pool. Further, each facility may be terminated upon the occurrence of customary events (with customary grace periods, if applicable), including breaches of covenants, failure to maintain certain financial ratios, inaccuracies of representations and warranties, bankruptcy and insolvency events, certain changes in the rate of default or delinquency of the receivables, a change of control and the entry or other enforcement of material judgments. In addition, each facility contains cross-default provisions, where the facility could be terminated in the event of non-payment of other material indebtedness when due and any other event which permits the acceleration of the maturity of material indebtedness.

We also securitize receivables in our European operations to regional banks in Europe. The amount of outstanding third party investments in our securitized accounts receivable in Europe was $106 million and $75 million at September 30, 2010 and December 31, 2009, respectively. The arrangements to securitize receivables in Europe are provided under seven separate facilities provided by various financial institutions in each of the foreign jurisdictions. The commitments for these arrangements are generally for one year but some may be cancelled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon 15 days, or less, notification.

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

We adopted the amended accounting guidance under ASC Topic 860, Accounting for Transfers of Financial Assets effective January 1, 2010. Prior to the adoption of this new guidance, we accounted for activities under our North American and European accounts receivable securitization programs as sales of financial assets to our banks. The new accounting guidance changed the conditions that must be met for the transfer of financial assets to be accounted for as a sale. The new guidance adds additional conditions that must be satisfied for transfers of financial assets to be accounted for as sales when the transferor has not transferred the entire original financial asset, including the requirement that no partial interest holder have rights in the transferred asset that are subordinate to the rights of other partial interest holders. In our North American accounts receivable securitization programs we transfer a partial interest in a pool of receivables and the interest that we retain is subordinate to the transferred interest. Accordingly, beginning January 1, 2010, we account for our North American securitization program as a secured borrowing. In our European programs we transfer accounts receivables in their entirety to the acquiring entities and satisfy all of the conditions established under amended ASC Topic 860 to report the transfer of financial assets in their entirety as a sale. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under our European securitization programs approximates the fair value of such receivables. We recognized $1 million and $3 million in interest expense for the three month and nine month periods ended September 30, 2010, respectively, relating to our North American securitization program which effective January 1, 2010, is accounted for as a secured borrowing arrangement under the amended accounting guidance for transfers of financial assets. In addition, we recognized a loss of $1 million and $2 million for the three month periods ended September 30, 2010 and 2009, respectively, and $3 million and $6 million for the nine month periods ended September 30, 2010 and 2009, respectively, on the sale of trade accounts receivable in both the North American and European accounts receivable securitization programs, representing the discount from book values at which these receivables were sold to our banks. The discount rate varies based on funding costs incurred by our banks, which averaged approximately 4 percent during 2010.

The impact of the new accounting rules on our condensed consolidated financial statements includes an increase of $1 million and $3 million in interest expense and a corresponding decrease in loss on sale of receivables on our income statement for the three month and nine month periods ended September 30, 2010, respectively. For the three and nine month periods ended September 30, 2010, there was no cash flow impact as a result of the new accounting rules. Funding levels provided by our European securitization programs continue to be reflected as a change in receivables and included in net cash provided (used) by operating activities as under the previous accounting rules. Had the new accounting rules been in effect in 2009, reported receivables and short-term debt would both have been $62 million higher as of December 31, 2009. The loss on sale of receivables would have been $1 million and $4 million lower, offset by a corresponding $1 million and $4 million increase to interest expense for the three month and nine month periods ended September 30, 2009, respectively. Additionally, our cash provided (used) by operations would have decreased by $19 million and $85 million with a corresponding increase in cash provided by financing activities for the same amount for the three month and nine month periods ended September 30, 2009, respectively.

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

In managing our foreign currency exposures, we identify and aggregate existing offsetting positions and then hedge residual exposures through third-party derivative contracts. The following table summarizes by major currency the notional amounts, weighted-average settlement rates, and fair value for foreign currency forward purchase and sale contracts as of September 30, 2010. The fair value of our foreign currency forward contracts is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. All contracts in the following table mature in 2010.

		September 30, 2010
		Notional Amount	Weighted Average	Fair Value in
		in Foreign Currency	Settlement Rates	U.S. Dollars
		(Millions Except Settlement Rates)

Australian dollars	—Purchase	26	0.965	26
	—Sell	(5)	0.964	(5)
British pounds	—Purchase	29	1.572	45
	—Sell	(25)	1.572	(39)
European euro	—Purchase	—	—	—
	—Sell	(4)	1.368	(6)
South African rand	—Purchase	204	0.144	29
	—Sell	(51)	0.144	(7)
U.S. dollars	—Purchase	3	1.003	3
	—Sell	(50)	1.001	(50)
Other	—Purchase	498	0.012	6
	—Sell	(1)	0.972	(1)

				$1

Interest Rate Risk

Our financial instruments that are sensitive to market risk for changes in interest rates are primarily our debt securities. We use our revolving credit facilities to finance our short-term and long-term capital requirements. We pay a current market rate of interest on these borrowings. Our long-term capital requirements have been financed with long-term debt with original maturity dates ranging from five to ten years. On September 30, 2010, we had $989 million in long-term debt obligations that have fixed interest rates. Of that amount, $225 million is fixed through August 2018, $500 million is fixed through November 2014, $250 million is fixed through November 2015, and the remainder is fixed from 2010 through 2025. We also have $241 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” earlier in this Management’s Discussion and Analysis.

We estimate that the fair value of our long-term debt at September 30, 2010 was about 102 percent of its book value. A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $3 million.

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

As of September 30, 2010, we have the obligation to remediate or contribute towards the remediation of certain sites, including two existing Superfund sites. At September 30, 2010, our estimated share of environmental remediation costs at these sites was approximately $18 million on a discounted basis. The undiscounted value of the estimated remediation costs was $22 million. For those locations in which the liability was discounted, the weighted average discounted rate used was 2.6 percent. Based on information known to us, we have established reserves that we believe are adequate for these costs. Although we believe these estimates of remediation costs are reasonable and are based on the latest available information, the costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute towards the remediation costs. In addition, certain environmental statutes provide that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at these sites has been considered, where appropriate, in our determination of our estimated liability.

The $18 million noted above includes $6 million of estimated environmental remediation costs that result from the bankruptcy of Mark IV Industries in 2009. Prior to our 1996 acquisition of The Pullman Company, Pullman had sold certain assets to Mark IV. As partial consideration for the purchase of these assets, Mark IV agreed to assume Pullman’s and its subsidiaries’ historical obligations to contribute to the environmental remediation of certain sites. Mark IV has filed a petition for insolvency under Chapter 11 of the United States Bankruptcy Code and notified Pullman that it no longer intends to continue to contribute toward the remediation of those sites. We are conducting a thorough analysis and review of these matters and it is possible that our estimate may change as additional information becomes available to us.

We do not believe that any potential costs associated with our current status as a potentially responsible party in the Superfund sites, or as a liable party at the other locations referenced herein, will be material to our condensed consolidated results of operations, financial position or cash flows.

We also from time to time are involved in legal proceedings, claims or investigations that are incidental to the conduct of our business. Some of these proceedings allege damages against us relating to environmental liabilities (including toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warning issues, and other product liability related matters), taxes, employment matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. For example, one of our Argentine subsidiaries is currently defending against a criminal complaint alleging the failure to comply with laws requiring the proceeds of export transactions to be collected, reported and/or converted to local currency within specified time periods. As another example, we have become subject to an audit in 12 states of our practices with respect to the payment of unclaimed property to those states. We currently have practices in place which we believe ensure that we pay unclaimed property as required. We are in the initial stages of this audit, which could cover nearly 30 years. We vigorously defend ourselves against all of these claims. In future periods, we could be subjected to cash costs or non-cash charges to earnings if any of these matters is resolved on unfavorable terms. However, although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, including our assessment of the merits of the particular claim, we do not expect that these legal proceedings or claims will have any material adverse impact on our future consolidated financial position, results of operations or cash flows.

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

Employee Stock Ownership Plans

We have established Employee Stock Ownership Plans for the benefit of our domestic employees. Under the plans, subject to limitations in the Internal Revenue Code, participants may elect to defer up to 75 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We match in cash 50 percent of each employee’s contribution up to eight percent of the employee’s salary. In 2009, we temporarily discontinued these matching contributions as a result of the recent global economic downturn. We restored the matching contributions to salaried and non-union hourly U.S. employees beginning on January 1, 2010. In connection with freezing the defined benefit pension plans for nearly all U.S. based salaried and non-union hourly employees effective December 31, 2006, and the related replacement of those defined benefit plans with defined contribution plans, we are making additional contributions to the Employee Stock Ownership Plans. We recorded expense for these contributions of approximately $12 million and $7 million for the nine months ended September 30, 2010 and 2009, respectively. Matching contributions vest immediately. Defined benefit replacement contributions fully vest on the employee’s third anniversary of employment.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) Not applicable.

(c) Purchase of equity securities by the issuer and affiliated purchasers.  The following table provides information relating to our purchase of shares of our common stock in the third quarter of 2010. All of these purchases reflect shares withheld upon vesting of restricted stock, to satisfy statutory minimum tax withholding obligations.

	Total Number of	Average
Period	Shares Purchased	Price Paid

July 2010	667	$22.02
August 2010	—	$—
September 2010	—	$—

Total	667	$22.02

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
Kenneth R. Trammell
Executive Vice President and Chief
Financial Officer

Dated: November 8, 2010

INDEX TO EXHIBITS
TO
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2010

Exhibit
Number			Description

*3	.1	—	Amended and Restated Certificate of Incorporation of Tenneco International Holding Corp. dated as of April 29, 2010.
*10	.1	—	Form of Tenneco Inc. 2006 Long-Term Incentive Plan Restricted Stock Award Agreement.
*10	.2	—	Second Amendment to Tenneco Inc. Incentive Deferral Plan effective as of January 1, 2011.
*12		—	Computation of Ratio of Earnings to Fixed Charges.
*15	.1	—	Letter of PricewaterhouseCoopers regarding interim financial information.
*15	.2	—	Letter of Deloitte and Touche LLP regarding interim financial information.
*31	.1	—	Certification of Gregg M. Sherrill under Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	—	Certification of Kenneth R. Trammell under Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	—	Certification of Gregg M. Sherrill and Kenneth R. Trammell under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.