Form 10-K/A
period 2009-12-31
TENNECO INC
filed 2010-12-09
CIK 1024725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-12387
TENNECO INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0515284 (I.R.S. Employer Identification No.)

500 North Field Drive Lake Forest, IL (Address of principal executive offices)	60045 (Zip Code)
Registrant’s telephone number, including area code: (847) 482-5000
Securities registered pursuant to Section 12(b) of the Act:

Name of each Exchange
Title of each class	on which registered
Common Stock, par value $.01 per share	New York and Chicago Stock Exchanges
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Note — Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
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

EXPLANATORY NOTE
     Tenneco Inc. (the “Company”) is filing this Form 10-K/A to refile the signatures to its Annual Report on Form 10-K for the year ended December 31, 2009 that was originally filed on February 26, 2010 (the “Original Annual Report”), in response to comments received from the Securities and Exchange Commission (the “SEC”) regarding the signature page to the Original Annual Report as part of the SEC’s comment letter dated September 28, 2010. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, currently dated certifications by the Company’s principal executive officer and principal financial officer are being provided as exhibits to this Form 10-K/A.
     The Original Annual Report has been revised solely to reflect the changes above. This Form 10-K/A speaks only as of the date the Original Annual Report was filed, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Annual Report to give effect to any subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Original Annual Report and the Company’s other reports filed with the SEC subsequent to the filing of the Original Annual Report, including any amendments to those filings.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENNECO INC.
By	/s/ Gregg M. Sherrill
Gregg M. Sherrill
Chairman and Chief Executive Officer

Date: December 9, 2010
     Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons in the capacities indicated on December 9, 2010.

Signature	Title

/s/ Gregg M. Sherrill Gregg M. Sherrill	Chairman and Chief Executive Officer and Director (principal executive officer)

/s/ Kenneth R. Trammell Kenneth R. Trammell	Executive Vice President and Chief Financial Officer (principal financial officer)

* Paul D. Novas	Vice President and Controller (principal accounting officer)

* Charles W. Cramb	Director

* Dennis J. Letham	Director

* Hari N. Nair	Director

* Roger B. Porter	Director

* David B. Price, Jr.	Director

* Paul T. Stecko	Director

* Mitsunobu Takeuchi	Director

* Jane L. Warner	Director

*By:	/s/ Kenneth R. Trammell
Kenneth R. Trammell
Attorney in fact

EXHIBITS
     The following exhibits are provided with this Amendment No. 1 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009.
INDEX TO EXHIBITS
31.1	Certification of Gregg M. Sherrill under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kenneth R. Trammell under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Gregg M. Sherrill and Kenneth R. Trammell under Section 906 of the Sarbanes-Oxley Act of 2002.