Form 10-K
period 2010-12-31
TENNECO INC
filed 2011-02-28
CIK 1024725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Class of Common Equity and Number of Shares
held by Non-affiliates at June 30, 2010	Market Value held by Non-affiliates*

Common Stock, 57,802,789 shares	$1,217,326,736
* Based upon the closing sale price on the New York Stock Exchange Composite Tape for the Common Stock on June 30, 2010.

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE. Common Stock, par value $.01 per share, 60,265,974 shares outstanding as of February 21, 2011.

Documents Incorporated by Reference:

Part of the Form 10-K
Document	into which incorporated

Portions of Tenneco Inc.’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 18, 2011	Part III

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, our prospects and business strategies. These forward-looking statements are included in various sections of this report, including the section entitled “Outlook” appearing in Item 7 of this report. The words “may,” “will,” “believe,” “should,” “could,” “plan,” “expect,” “anticipate,” “estimate,” and similar expressions (and variations thereof), identify these forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, these expectations may not prove to be correct. Because these forward-looking statements are also subject to risks and uncertainties, actual results may differ materially from the expectations expressed in the forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include:

•	general economic, business and market conditions, including without limitation any deterioration in the global economic environment, including the potential impact thereof on labor unrest, supply chain disruptions, weakness in demand and the collectability of any accounts receivable due to us;

•	our ability to source and procure needed materials, components and other products and services in accordance with customer demand and at competitive prices;

•	changes in capital availability or costs, including increases in our cost of borrowing (i.e., interest rate increases), the amount of our debt, our ability to access capital markets at favorable rates, and the credit ratings of our debt;

•	changes in consumer demand, prices and our ability to have our products included on top selling vehicles, including any shifts in consumer preferences away from light trucks, which tend to be higher margin products for our customers and us, to other lower margin vehicles, for which we may or may not have supply contracts, and other factors impacting the cyclicality of automotive and commercial vehicle production and the sales of such vehicles which include our products, and the potential negative impact on our revenues and margins from such products;

•	changes in automotive and commercial vehicle manufacturers’ production rates and their actual and forecasted requirements for our products, such as the significant production cuts during 2008 and 2009 by automotive manufacturers in response to difficult economic conditions;

•	the overall highly competitive nature of the automobile and commercial vehicle parts industry, and any resultant inability to realize the sales represented by our awarded book of business (which is based on anticipated pricing and volumes for the applicable program over its life, and is subject to increases or decreases due to changes in customer requirements, customer and consumer preferences, and the number of vehicles actually produced by customers);

•	the loss of any of our large original equipment manufacturer (“OEM”) customers (on whom we depend for a substantial portion of our revenues), or the loss of market shares by these customers if we are unable to achieve increased sales to other OEMs;

•	industrywide strikes, labor disruptions at our facilities or any labor or other economic disruptions at any of our significant customers or suppliers or any of our customers’ other suppliers (such as the 2008 strike at American Axle, which disrupted our supply of products for significant General Motors platforms);

•	increases in the costs of raw materials, including our ability to successfully reduce the impact of any such cost increases through materials substitutions, cost reduction initiatives, low cost country sourcing, and price recovery efforts with aftermarket and OE customers;

•	the cyclical nature of the global vehicle industry, including the performance of the global aftermarket sector and the longer product lives of vehicle parts;

•	our ability to successfully execute cash management, restructuring and other cost reduction plans and to realize anticipated benefits from these plans;

i

•	costs related to product warranties and other customer satisfaction actions;

•	the impact of consolidation among vehicle parts suppliers and customers on our ability to compete;

•	changes in distribution channels or competitive conditions in the markets and countries where we operate, including the impact of changes in distribution channels for aftermarket products on our ability to increase or maintain aftermarket sales;

•	the negative impact of higher fuel prices on transportation and logistics costs, raw material costs and discretionary purchases of vehicles or aftermarket products;

•	the cost and outcome of existing and any future legal proceedings, including, but not limited to, proceedings against us or our customers relating to intellectual property rights;

•	economic, exchange rate and political conditions in the countries where we operate or sell our products;

•	customer acceptance of new products;

•	new technologies that reduce the demand for certain of our products or otherwise render them obsolete;

•	our ability to realize our business strategy of improving operating performance;

•	our ability to successfully integrate any acquisitions that we complete and effectively manage our joint ventures and other third-party partnerships;

•	changes by the Financial Accounting Standards Board or the Securities and Exchange Commission of authoritative generally accepted accounting principles or policies;

•	changes in accounting estimates and assumptions, including changes based on additional information;

•	potential legislation, regulatory changes and other governmental actions, including the ability to receive regulatory approvals and the timing of such approvals, as well as any changes by International Standards Organization (ISO), Technical Specifications (TS) and other such committees in their certification processes for processes and products, which may have the effect of delaying or hindering our ability to bring new products to market;

•	the impact of changes in and compliance with laws and regulations, including environmental laws and regulations, which may result in our incurrence of environmental liabilities in excess of the amount reserved, the adoption of the current mandated timelines for worldwide emission regulation, which could impact the demand for certain of our products, and any changes to the timing of the funding requirements for our pension and other postretirement benefit liabilities;

•	decisions by federal, state and local governments to provide (or discontinue) incentive programs related to automobile or other vehicle purchases;

•	the potential impairment in the carrying value of our long-lived assets and goodwill or our deferred tax assets;

•	potential volatility in our effective tax rate;

•	acts of war and/or terrorism, as well as actions taken or to be taken by the United States and other governments as a result of further acts or threats of terrorism, and the impact of these acts on economic, financial and social conditions in the countries where we operate; and

•	the timing and occurrence (or non-occurrence) of other transactions, events and circumstances which may be beyond our control.

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

TENNECO INC.

General

Our company, Tenneco Inc., is one of the world’s largest producers of emission control and ride control products and systems for light, commercial and specialty vehicle applications. Our company serves both original equipment vehicle manufacturers (“OEMs”) and the repair and replacement markets, or aftermarket, worldwide. As used herein, the term “Tenneco,” “we,” “us,” “our,” or the “Company” refers to Tenneco Inc. and its consolidated subsidiaries.

We were incorporated in Delaware in 1996. In 2005, we changed our name from Tenneco Automotive Inc. to Tenneco Inc. The name Tenneco better represents the expanding number of markets we serve through our commercial and specialty vehicle businesses. Building a stronger presence in these markets complements our core businesses of supplying ride control and emission control products and systems for light vehicles to automotive original equipment and aftermarket customers worldwide. Our common stock is traded on the New York Stock Exchange under the symbol “TEN.”

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

For more information about these matters, see our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2011.

Independence of Directors

•	Seven of our nine directors are independent under the New York Stock Exchange (“NYSE”) listing standards.

•	Independent directors are scheduled to meet separately in executive session after every regularly scheduled Board of Directors meeting.

•	We have a lead independent director, Mr. Paul T. Stecko.

Audit Committee

•	All members meet the independence standards for audit committee membership under the NYSE listing standards and applicable Securities and Exchange Commission (“SEC”) rules.

•	Two members of the Audit Committee, Messrs. Charles Cramb and Dennis Letham, have been designated by the Board as “audit committee financial experts,” as defined in the SEC rules, and the remaining member of the Audit Committee satisfies the NYSE’s financial literacy requirements.

•	The Audit Committee operates under a written charter which governs its duties and responsibilities, including its sole authority to appoint, review, evaluate and replace our independent auditors.

•	The Audit Committee has adopted policies and procedures governing the pre-approval of all audit, audit-related, tax and other services provided by our independent auditors.

Compensation/Nominating/Governance Committee

•	All members meet the independence standards for compensation and nominating committee membership under the NYSE listing standards.

•	The Compensation/Nominating/Governance Committee operates under a written charter that governs its duties and responsibilities, including the responsibility for executive compensation.

•	We have an Executive Compensation Subcommittee which has the responsibility to consider and approve equity based compensation for our executive officers which is intended to qualify as “performance based compensation” under Section 162(m) of the Internal Revenue Code.

Corporate Governance Principles

•	We have adopted Corporate Governance Principles, including qualification and independence standards for directors.

Stock Ownership Guidelines

•	We have adopted Stock Ownership Guidelines to align the interests of our executives with the interests of stockholders and promote our commitment to sound corporate governance.

•	The Stock Ownership Guidelines apply to the independent directors, the Chairman and Chief Executive Officer, and all other officers with a rank of Senior Vice President or higher.

Communication with Directors

•	The Audit Committee has established a process for confidential and anonymous submission by our employees, as well as submissions by other interested parties, regarding questionable accounting or auditing matters.

•	Additionally, the Board of Directors has established a process for stockholders to communicate with the Board of Directors, as a whole, or any independent director.

Codes of Business Conduct and Ethics

•	We have adopted a Code of Ethical Conduct for Financial Managers, which applies to our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Controller and other key financial managers. This code is filed as Exhibit 14 to this report.

•	We also operate under a Statement of Business Principles that applies to all directors, officers and employees and includes provisions ranging from restrictions on gifts to conflicts of interests. All salaried employees are required to affirm annually their acceptance of, and compliance with, these principles.

Related Party Transactions Policy

•	We have adopted a Policy and Procedure for Transactions With Related Persons, under which our Board of Directors must generally pre-approve transactions involving more than $120,000 with our directors, executive officers, five percent or greater stockholders and their immediate family members.

Equity Award Policy

•	We have adopted a written policy for all issuances by our company of compensatory awards in the form of our common stock or any derivative of the common stock.

Personal Loans to Executive Officers and Directors

•	We comply with and operate in a manner consistent with the legislation outlawing extensions of credit in the form of a personal loan to or for our directors or executive officers.

Our Internet address is http://www.tenneco.com. We make our proxy statements, annual report to stockholders, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as filed with or furnished to the SEC, available free of charge on our Internet website as soon as reasonably practicable after submission to the SEC. Securities ownership reports on Forms 3, 4 and 5 are also available free of charge on our website as soon as reasonably practicable after submission to the SEC. The contents of our website are not, however, a part of this report. All such statements and reports can also be found at the Internet site maintained by the SEC at http://www.sec.gov.

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

CONTRIBUTIONS OF MAJOR BUSINESSES

For information concerning our operating segments, geographic areas and major products or groups of products, see Note 11 to the consolidated financial statements of Tenneco Inc. included in Item 8. The following tables summarize for each of our reportable segments for the periods indicated: (i) net sales and operating revenues; (ii) earnings before interest expense, income taxes and noncontrolling interests (“EBIT”); and (iii) expenditures for plant, property and equipment. You should also read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 for information about certain costs and charges included in our results.

Net Sales and Operating Revenues:

	2010		2009		2008
	(Dollar Amounts in Millions)

North America	$2,832	48%	$2,099	45%	$2,641	45%
Europe, South America and India	2,594	44	2,209	48	2,983	50
Asia Pacific	698	12	525	11	543	9
Intergroup sales	(187)	(4)	(184)	(4)	(251)	(4)

Total	$5,937	100%	$4,649	100%	$5,916	100%

EBIT:

	2010		2009		2008
	(Dollar Amounts in Millions)

North America	$155	55%	$42	45%	$(107)	NM
Europe, South America and India	76	27	20	22	85	NM
Asia Pacific	50	18	30	33	19	NM

Total	$281	100%	$92	100%	$(3)	NM

Expenditures for plant, property and equipment:

	2010		2009		2008
	(Dollar Amounts in Millions)

North America	$59	38%	$45	38%	$108	49%
Europe, South America and India	66	43	58	49	89	40
Asia Pacific	29	19	15	13	24	11

Total	$154	100%	$118	100%	$221	100%

Interest expense, income taxes, and noncontrolling interests that were not allocated to our operating segments are:

	2010	2009	2008
		(Millions)

Interest expense (net of interest capitalized)	$149	$133	$113
Income tax expense	69	13	289
Noncontrolling interests	24	19	10

DESCRIPTION OF OUR BUSINESS

We design, manufacture and sell emission control and ride control systems and products for light, commercial and specialty vehicle applications, and generated revenues of $5.9 billion in 2010. We serve both original equipment manufacturers (OEMs) and replacement markets worldwide through leading brands, including Monroe®, Rancho®, Clevite® Elastomers, Marzocchi® and Fric Rottm ride control products and Walker®, Fonostm, and Gillettm emission control products.

As a parts supplier, we produce individual component parts for vehicles as well as groups of components that are combined as modules or systems within vehicles. These parts, modules and systems are sold globally to most leading OEMs and throughout all aftermarket distribution channels.

Overview of Automotive Parts Industry and Adjacent Markets

The automotive parts industry is generally separated into two categories: (1) “original equipment” or “OE” in which parts are sold in large quantities directly for use by OEMs; and (2) “aftermarket” in which replacement parts are sold in varying quantities to a wide range of wholesalers, retailers and installers. In the OE market, parts suppliers are generally divided into tiers — “Tier 1” suppliers that provide their products directly to OEMs, and “Tier 2” or “Tier 3” suppliers that sell their products principally to other suppliers for combination into the other supplier’s own product offerings.

Demand for automotive parts in the OE market is generally a function of the number of new vehicles produced, which in turn is a function of prevailing economic conditions and consumer preferences. In 2010, the number of light vehicles produced by region was 11.9 million in North America, 28.9 million in Europe, South America and India and 33.4 million in Asia Pacific. The term “light vehicles” is comprised of two groups: (1) passenger cars and (2) light trucks. When we refer to “light trucks,” we are including sport-utility vehicles (SUV), crossover vehicles (CUV), pick-up trucks, vans and multi-purpose passenger vehicles. Worldwide light vehicle production is forecasted to increase to 78.0 million units in 2011 from approximately 74.2 million units in 2010. Although OE demand is tied to planned vehicle production, parts suppliers also have the opportunity to grow through increasing their product content per vehicle, by further expanding business with existing customers and by serving new customers in existing or new markets. Companies with global presence and advanced technology, engineering, manufacturing and support capabilities, such as our company, are better positioned to take advantage of these opportunities.

These same competitive advantages have enabled suppliers such as us to serve customers beyond the light vehicle market. Certain automotive parts suppliers are now developing and producing components and integrated systems for the commercial market of medium- and heavy-duty trucks, buses, and non-road equipment as well as the recreational segment for two-wheelers and all-terrain vehicles. Tenneco foresees this market diversification as a source of future growth.

Demand for aftermarket products is driven by general economic conditions, the number of vehicles in operation, the age and distance driven of the vehicle fleet, and the average useful life and quality of vehicle parts. Although more vehicles are on the road than ever before, the aftermarket has experienced longer replacement cycles due to the improved quality of OE parts and increases in the average useful life of automotive parts as a result of technological innovation. Suppliers are increasingly being required to deliver innovative aftermarket products to drive increased aftermarket demand. Global economic downturns generally impact aftermarket sales less adversely than OE sales, as customers forego new vehicle purchases and keep their vehicles longer, thereby increasing demand for repair and maintenance services.

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

General Economic Factors and Production Levels

The economic crisis in 2008 and 2009 materially and negatively impacted the automotive industry and our customers’ businesses in the U.S. and elsewhere. Automakers around the world experienced financial difficulties from a weakened economy, tightening credit markets, low consumer confidence, and reduced demand for their products. General Motors and Chrysler reorganized under bankruptcy protection in 2009, and other OE manufacturers took actions to improve profitability and remain solvent. The automotive supply base in turn also faced severe cash flow problems as a result of the significantly lower production levels of light vehicles, increased costs of certain raw materials, commodity and energy costs, and restricted access to additional liquidity through the capital markets. Consumers facing a weak job market and inadequate financing options were reluctant to purchase durable goods such as automobiles.

As a result of the lack of consumer confidence caused by the global economic downturn and credit market crisis, the industry experienced a rapid decline in light vehicle purchases in 2008 and the first half of 2009. The industry began to recover during the second half of 2009 when OE light vehicle production began to stabilize and then strengthen, tracking more closely to vehicle sales, and inventory levels began to be replenished. In 2010, light vehicle production continued to strengthen, evidenced by North America, Asia Pacific and Europe light vehicle production volumes increasing 39 percent, 30 percent and 15 percent, respectively in 2010 as compared to 2009.

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

As a leading supplier of emission control systems with strong technical capabilities, we believe we are well positioned to benefit from the more rigorous environmental standards being adopted around the world. To meet stricter air quality regulations, we have developed and sold diesel particulate filters (DPFs) for the Mercedes Benz Sprinter and BMW 1 and 3 series passenger cars in Europe and for the GM Duramax engine applications, the Ford Super Duty, the Dodge Ram and International Truck and Engine Corporation’s medium-duty trucks in North America. These particulate filters, coupled with converters, reduce emissions of particulate matter by up to 90 percent and of nitrogen oxide by up to 85 percent. In addition, we have development and production contracts for our selective catalytic reduction (SCR) systems with light and medium-duty truck manufacturers in North America, South America, Europe and Asia. In China, we have development contracts for complete turnkey SCR systems, including the ELIM-NOx® urea dosing technology acquired in 2007, now sold globally under the name XNOxtm. Customers have also purchased prototypes of our hydrocarbon injector, a product acquired alongside the XNOxtm technology, which is used to inject hydrocarbon directly into the exhaust system to regenerate diesel particulate filters and Lean NOx Traps. Lastly, for various non-road customers, we are developing emission aftertreatment systems designed to meet Tier 4A and Tier 4 Final environmental regulations.

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

To remain competitive as a parts and systems supplier, we invest in engineering, research and development, spending $117 million in 2010, $97 million in 2009, and $127 million in 2008, net of customer reimbursements. In addition, we build prototypes and incur other costs on behalf of our customers to further our technological capabilities. Such expenses reimbursed by our customers totaled $109 million in 2010, $104 million in 2009, and $120 million in 2008. We also fund and sponsor university research to advance our emission control and ride control development.

By investing in technology, we can expand our product offerings and penetrate new markets. We developed DPFs which were first sold in Europe and then offered in North America. We co-developed with Öhlins Racing AB a continuously controlled electronic suspension system (CES) now offered by Volvo, Audi, Ford, VW and Mercedes Benz in their vehicles.

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

Tenneco co-developed CES and offers Kinetic® ride control technology to improve vehicle stability and handling. We are also developing other advanced suspension systems like Actively Controlled Car (ACOCAR) that are being designed to provide improved vehicle safety and control. In addition to these efforts, we continue to promote the “Safety Triangle” of Steering-Stopping-Stability to educate consumers about the detrimental effect of worn shock absorbers on vehicle steering and stopping distances. Further, we introduced premium Monroe® branded brakes to the aftermarket to further complement our product offerings in the aftermarket space.

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

This shift towards fully integrated systems created the role of the Tier 1 systems integrator, a supplier responsible for executing a broad array of activities, including design, development, engineering, and testing of component parts, systems and modules. With more than a decade of experience as an established Tier 1 supplier, we have produced modules and systems for various vehicle platforms produced worldwide, supplying ride control modules for the GM Chevy Silverado, GM Sierra and the GM Malibu, Impala and Cruze and emission control systems for the Ford Super Duty, Ford Focus, GM Chevy Silverado, GM Sierra, SmartForTwo, Opel Astra, and VW Passat and Golf. In addition, we continue to design other modules and systems for platforms yet to be introduced to the global marketplace.

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

Global Rationalization of OE Vehicle Platforms

OE manufacturers continue to standardize on “global platforms,” designing basic mechanical structures that are each suited for a number of similar vehicle models and able to accommodate different features for more than one region. Light vehicle platforms of over one million units are expected to grow from 42 percent to 50 percent of global OE production from 2010 to 2015.

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

Changing Aftermarket Distribution Channels

From 2000 to 2010, the number of retail outlets supplying aftermarket parts increased significantly while the number of jobber stores declined 12 percent in the U.S. Major aftermarket retailers, such as AutoZone and Advance Auto Parts, attempted to expand their commercial sales by selling directly to parts installers, which had historically purchased from their local warehouse distributors and jobbers, as they continued to market to individual retail consumers. Retailers now have the option to offer premium brands which are often preferred by their commercial customers in addition to standard products which are often selected by their individual store buyers. We believe we are well positioned to respond to this trend because we continue to produce high-quality, premium brands and products. As distribution channels continue to consolidate, both wholesalers and retailers can realize the benefits of sourcing products from a supplier like Tenneco with our breadth of suspension and emissions control products.

Contracting Supplier Base

Over the past few years, as OEMs expanded geographically, pricing pressures grew and outsourcing increased, parts suppliers fought to remain competitive through consolidation, investing or restructuring to broaden their global reach, offering integrated products and services and gaining economies of scale. Additionally, a number of suppliers took significant restructuring actions or became insolvent, which has resulted in a substantial portion of the supply base’s manufacturing capacity being taken out of the marketplace. We believe that a supplier’s viability in this marketplace will depend, in part, on its ability to maintain and increase operating efficiencies, provide value-added services and secure a stable source of components and raw materials.

Analysis of Revenues

The table below provides, for each of the years 2008 through 2010, information relating to our net sales and operating revenues, by primary product lines and customer categories.

	Net Sales
	Year Ended December 31,
	2010	2009	2008
		(Millions)

Emission Control Systems & Products
Aftermarket	$318	$315	$358
Original Equipment
OE Value-add	2,223	1,638	2,128
OE Substrate(1)	1,284	966	1,492

	3,507	2,604	3,620

	3,825	2,919	3,978

Ride Control Systems & Products
Aftermarket	851	721	761
Original Equipment	1,261	1,009	1,177

	2,112	1,730	1,938

Total Revenues	$5,937	$4,649	$5,916

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 for a discussion of substrate sales.

Brands

In each of our operating segments, we manufacture and market products with leading brand names. Monroe® ride control products and Walker® exhaust products are two of the most recognized brands in the industry. We emphasize product value differentiation with brands such as Monroe Sensa-Trac® and Reflex® (shock absorbers and struts), Quiet-Flow® (mufflers), DynoMax® (performance exhaust products), Rancho® (ride control products for the high performance light truck market), Clevite® Elastomers (elastomeric vibration control components), Marzocchi® (forks and suspensions for the two-wheeler market) and Lukeytm (performance exhaust and filters). In Europe, our Gillettm brand is recognized as a leader in highly engineered exhaust systems for OE customers.

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

Worldwide we serve more than 64 different OEMs, and our products or systems are included on nine of the top 10 passenger models produced in Europe and nine of the top 10 light truck models produced in North America for 2010. During 2010, our OEM customers included:

North America	Europe	Asia
AM General	AvtoVAZ	Beijing Automotive
Caterpillar	BMW	BMW
Chrysler	Daimler AG	Brilliance Automobile
Club Car	Ducati Motor	Changan Automotive
Daimler AG	Fiat Group	Daimler AG
Fiat Group	Ford Motor	Dongfeng Motor
Ford Motor	Geely Automobile	First Auto Works
General Motors	General Motors	Fiat Group
Harley-Davidson	Harley-Davidson	Ford Motor
Honda Motor	Mazda Motor	Geely Automobile
John Deere	Nissan Motor	General Motors
Mazda Motor	Paccar	Great Wall Motor
Navistar International	Porsche	Isuzu Motors
Nissan Motor	PSA Peugeot Citroën	Jiangling Motors
Oshkosh Truck	Renault	Mazda Motor
Paccar	Suzuki Motor	Nissan Motor
Toyota Motor	Saab Spyker	SAIC Motor Corp.
Volkswagen Group	Tata Motors	Toyota Motor
Volvo Global Truck	Toyota Motor	Volkswagen Group
Volkswagen Group
Volvo Global Truck

Australia	South America	India
Club Car	Daimler AG	Club Car
Fiat Group	Fiat Group	General Motors
Ford Motor	Ford Motor	Mahindra & Mahindra
General Motors	General Motors	Nissan Motor
Mazda Motor	MAN SE	Suzuki Motor
Toyota Motor	Navistar International	Tata Motors
	Nissan Motor	Toyota Motor
	PSA Peugeot Citroën	TVS Motors
	Renault	Volkswagen Group
Toyota Motor
Volkswagen Group

The following customers accounted for 10 percent or more of our net sales in any of the last three years.

Customer	2010	2009	2008

General Motors	19%	16%	20%
Ford	13%	14%	11%

During 2010, our aftermarket customers were comprised of full-line and specialty warehouse distributors, retailers, jobbers, installer chains and car dealers. These customers included National Auto Parts Association (NAPA), Advance Auto Parts, Uni-Select, Pep Boys and O’Reilly Automotive in North America, Temot

Autoteile GmbH, Autodistribution International, Group Auto Union, and Auto Teile Ring in Europe and Rede Presidente in South America. We believe our revenue mix is balanced, with our top 10 aftermarket customers accounting for 46 percent of our net aftermarket sales and our aftermarket sales representing 20 percent of our total net sales in 2010.

Competition

We operate in highly competitive markets. Customer loyalty is a key element of competition in these markets and is developed through long-standing relationships, customer service, high quality value-added products and timely delivery. Product pricing and services provided are other important competitive factors.

In both the OE light vehicle market and aftermarket, we compete with the vehicle manufacturers, some of which are also customers of ours, and numerous independent suppliers. In the OE market, we believe that we rank among the top two suppliers in the markets we serve throughout the world for both emission control and ride control products and systems for light vehicles. In the aftermarket, we believe that we are the market share leader in the supply of both emission control and ride control products for light vehicles in the markets we serve throughout the world.

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

While seasonality does impact our business, actual results may vary from the above trends due to global and local economic dynamics as well as industry-specific platform launches and other production-related events. During periods of economic recession, OE sales traditionally decline due to reduced consumer demand for automobiles and other capital goods. Aftermarket sales tend not to be as adversely affected during periods of economic downturn, as consumers forego new vehicle purchases and keep their vehicles longer, thereby increasing demand for repair and maintenance services. By participating in both the OE and aftermarket segments, we generally see a smaller revenue decline than the overall change in OE production.

During the recent global recession that began in 2008, seasonal OE plant closures were longer and more pronounced and aftermarket inventory levels remained leaner than normal. As the industry began to recover, the effects of seasonality were somewhat masked during the later half of 2009 through 2010, as OE sales and inventories improved from their depressed levels as consumers began spending again on the maintenance and repair of their vehicles.

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

We design, manufacture and distribute a variety of products and systems designed to reduce pollution and optimize engine performance, acoustic tuning and weight, including the following:

•	Catalytic converters and diesel oxidation catalysts — Devices consisting of a substrate coated with precious metals enclosed in a steel casing used to reduce harmful gaseous emissions, such as carbon monoxide;

•	Diesel Particulate Filters (DPFs) — Devices to capture and regenerate particulate matter emitted from diesel engines;

•	Burner systems — Devices which actively combust fuel and air inside the exhaust system to create extra heat for DPF regeneration, or for improved efficiency of SCR systems;

•	Hydrocarbon vaporizers and injectors — Devices to add fuel to a diesel exhaust system in order to regenerate diesel particulate filters or Lean NOx traps;

•	Lean NOx traps — Devices which reduce Nitrogen Oxide (NOx) emissions from diesel powertrains using capture and store technology;

•	Selective Catalytic Reduction (SCR) systems — Devices which reduce NOx emissions from diesel powertrains using injected reductants such as AdBLuetm or Diesel Exhaust Fluid (DEF);

•	Alternative NOx reduction technologies — Devices which reduce NOx emissions from diesel powertrains, by using alternative reductants such as diesel fuel, E85 (85% ethanol, 15% gasoline), or solid ammonium carbamate;

•	Mufflers and resonators — Devices to provide noise elimination and acoustic tuning;

•	Exhaust manifolds — Components that collect gases from individual cylinders of a vehicle’s engine and direct them into a single exhaust pipe;

•	Pipes — Utilized to connect various parts of both the hot and cold ends of an exhaust system;

•	Hydroformed assemblies — Forms in various geometric shapes, such as Y-pipes or T-pipes, which provide optimization in both design and installation as compared to conventional pipes;

•	Hangers and isolators — Used for system installation and elimination of noise and vibration, and for the improvement of useful life; and

•	Aftertreatment control units — Computerized electronic devices that utilize embedded software to regulate the performance of active aftertreatment system, including the control of sensors, injectors, vaporizers, pumps, heaters, valves, actuators, wiring harnesses, relays and other mechatronic components.

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

We supply our emission control offerings to 41 vehicle makers for use on over 200 vehicle models, including five of the top 10 passenger cars produced in Europe and seven of the top 10 light truck models produced in North America for 2010. We also delivered emission control products to heavy-duty truck and specialty vehicle manufacturers including Harley-Davidson, BMW Motorcycle, Daimler Trucks, and International Truck and Engine Corporation (Navistar).

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

In the aftermarket, we manufacture, market and distribute replacement mufflers for virtually all North American, European, and Asian makes of light vehicles under brand names including Quiet-Flow®, Tru_Fit® and Aluminox Protm, in addition to offering a variety of other related products such as pipes and catalytic converters (Walker® Perfection). We also serve the specialty exhaust aftermarket with offerings that include Mega-Flow® exhaust products for heavy-duty vehicle applications and DynoMax® high performance exhaust products. We continue to emphasize product-value differentiation with other aftermarket brands such as Thrush® and Fonostm.

The following table provides, for each of the years 2008 through 2010, information relating to our sales of emission control products and systems for certain geographic areas:

	Percentage of Net Sales
	Year Ended December 31,
	2010	2009	2008

United States
Aftermarket	11%	17%	12%
OE market	89	83	88

	100%	100%	100%

Foreign Sales
Aftermarket	7%	8%	8%
OE market	93	92	92

	100%	100%	100%

Total Sales by Geographic Area
United States	39%	31%	32%
Foreign	61	69	68

	100%	100%	100%

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

We supply our ride control offerings to over 62 vehicle-makers for use on over 220 vehicle models, including five of the top 10 passenger cars produced in Europe and eight of the top 10 light truck models produced in North America for 2010. We also supply OE ride control products and systems to a range of heavy-duty and specialty vehicle manufacturers including Volvo Truck, Scania, International Truck and Engine Corporation (Navistar), and PACCAR.

In the ride control aftermarket, we manufacture, market and distribute replacement shock absorbers for virtually all North American, European and Asian makes of light vehicles under several brand names including Gas Matic®, Sensa-Trac®, Monroe Reflex® and Monroe Adventuretm, as well as Clevite® Elastomers for elastomeric vibration control components. We also sell ride control offerings for the heavy-duty, non-road and specialty aftermarket, such as our Gas-Magnum® shock absorbers for the North American heavy-duty category and Marzocchi front forks for two-wheelers.

We entered the ride control product line in 1977 with the acquisition of Monroe Auto Equipment Company, which was founded in 1916, and introduced the world’s first modern tubular shock absorber in 1930. When the term “Monroe” is used in this document it refers to our subsidiaries and affiliates that produce ride control products and systems.

The following table provides, for each of the years 2008 through 2010, information relating to our sales of ride control equipment for certain geographic areas:

	Percentage of Net Sales
	Year Ended December 31,
	2010	2009	2008

United States
Aftermarket	59%	60%	53%
OE market	41	40	47

	100%	100%	100%

Foreign Sales
Aftermarket	30%	32%	32%
OE market	70	68	68

	100%	100%	100%

Total Sales by Geographic Area
United States	35%	36%	34%
Foreign	65	64	66

	100%	100%	100%

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

Emission Control

Our consolidated businesses operate 11 emission control manufacturing facilities in the U.S. and 45 emission control manufacturing facilities outside of the U.S. We operate 16 of these international manufacturing facilities through joint ventures in which we hold a controlling interest. We operate five emission control engineering and technical facilities worldwide and share two other such facilities with our ride control operations. In addition, three joint ventures in which we hold a noncontrolling interest operate a total of three manufacturing facilities outside the U.S.

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

To strengthen our position as a Tier 1 OE systems supplier, we have developed some of our emission control manufacturing operations into “just-in-time” or “JIT” systems. In this system, a JIT facility located close to our OE customer’s manufacturing plant receives product components from both our manufacturing operations and independent suppliers, and then assembles and ships products to the OEMs on an as-needed basis. To manage the JIT functions and material flow, we have advanced computerized material requirements planning systems linked with our customers’ and supplier partners’ resource management systems. We have three emission control JIT assembly facilities in the United States and 22 throughout the rest of the world.

Our engineering capabilities include advanced predictive design tools, advanced prototyping processes and state-of-the-art testing equipment. These technological capabilities make us a “full system” integrator to the OEMs, supplying complete emission control systems from the manifold to the tailpipe, to provide full emission and noise control. We have expanded our engineering capabilities with the 2007 acquisition of Combustion Component Associates’ ELIM-NOx®, mobile emission technology, now sold globally under the XNOxtm name, that includes urea and hydrocarbon injection, and electronic controls and software for selective catalytic reduction. We also offer a complete suite of alternative full system NOx aftertreatment technologies, including the Hydrocarbon Lean NOx Catalyst (HC-LNC) technology under joint development with General Electric, and SOLID-SCRtm technology licensed from FEV, a Powertrain development and engineering company based in Germany. We have also developed advanced predictive engineering tools, including KBM&E (Knowledge Based Manufacturing & Engineering). The innovation of our KBM&E (which we call TEN-KBM&E) is a modular toolbox set of CAD embedded applications for manufacturing and engineering compliant design. The encapsulated TEN-KBM&E content is driven by an analytical method which continuously captures and updates the knowledge of our main manufacturing and engineering processes. Our global engineering capabilities are standardized through the use of the ATLAS Global PDM (Product data management) system, enabling a more efficient transfer of knowledge around the world.

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

The key components of our business strategy are described below:

Develop and Commercialize Advanced Technologies

We develop and commercialize technologies that allow us to expand into new, fast-growing markets and serve our existing customers. By anticipating customer needs and preferences, we design advanced technologies that meet global market needs. For example, to meet the increasingly stringent emissions regulations being introduced around the world, we offer several technologies designed to reduce NOx emissions on passenger and commercial vehicles. This includes an integrated Selective Catalytic Reduction (SCR) system that incorporates our ELIM-NOx® technology, now sold globally under the name XNOxtm. We also offer a NOx absorber and are developing a hydrocarbon lean NOx catalyst system and a solid urea SCR system to address NOx emissions. Additionally, we offer thermal management solutions, including our T.R.U.E.-Clean® active diesel particulate filter system.

We expect available content per vehicle to continue to rise over the next several years. Advanced aftertreatment exhaust systems will be required to comply with emissions regulations that affect light and commercial vehicles as well as non-road, locomotive and stationary engines. In addition, vehicle manufacturers, we believe, will offer greater comfort, handling and safety features by offering products such as electronic suspension and adjustable dampers. Our Continuously Controlled Electronic Suspension (CES) shock absorbers are now sold to Volvo, Audi, Mercedes, VW, and Ford, among others, and our engineered elastomers to manufacturers with unique requirements. Our newest electronic suspension product DRiVtm, licensed from Sturman Industries, is the first industry example of digital valves for ride control products, thereby offering faster response, lighter weight, and reduced power consumption compared to existing analog products.

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

Penetrate Adjacent Markets

We seek to penetrate a variety of adjacent markets and achieve growth in higher-margin businesses by applying our existing design, engineering and manufacturing capabilities. For example, we are aggressively leveraging our technology and engineering leadership in emission and ride control into adjacent markets for two wheelers, heavy-duty trucks, buses, agricultural equipment, construction machinery and other commercial and specialty vehicles. We are launching programs with 13 commercial vehicle customers for on- and non-road equipment in China, North America, Europe and South America. These customers include Caterpillar, for whom we are their global diesel emission control system integrator, as well as John Deere, Navistar, Deutz, China National Heavy Truck Company, Shanghai Diesel Engine Company, Weichai Power, FAW, and Guangxi Yuchai Machinery Company. We plan to announce four additional customers when we get approval to do so. Three of these customers are in South America where Brazil regulations change in 2012, and one is in China. Our 2010 revenue generated by our commercial and specialty vehicle business was 9 percent of our total OE revenue. In 2008, we added the ride control products and technologies of Gruppo Marzocchi to our existing exhaust systems business for two-wheelers. In addition, we are evaluating and selectively pursuing retrofit opportunities which will allow us to penetrate new markets or expand our products in existing markets.

Expand in Developing Economies

We continue to expand our global footprint into growth regions around the world. Recently, we opened wholly-owned emission control manufacturing facilities in Chennai, India and Guangzhou, China, and a ride control facility in Chonburi, Thailand. In addition, we opened new emission control facilities in Changchun, China and in Beijing, China as a result of our new joint venture agreements with FAW Sihuan and Beijing Hainachuan Automotive Part Company Limited, respectively. As OEMs have entered the fast-growing economies of Brazil, Russia, India, China, and Thailand, we have followed, building our capabilities to engineer and produce locally cost-competitive and cutting-edge products and capturing new business.

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

We provide value differentiation by creating product extensions bearing our various brands. For example, we offer Monroe Reflex® and Monroe Sensa-Trac® shock absorbers, Walker Quiet-Flow® mufflers, Rancho® ride control products, DynoMax® exhaust products and Walker Ultra® catalytic converters, and in European markets, Walker and Aluminox Protm mufflers. Further, we introduced Monroe Springstm and Monroe Magnumtm (bus and truck shock line) in Europe and Monroe Dynamics® and Monroe Ceramics® brake pads in the United States. We continue to explore other opportunities for developing new product lines that bear our existing, well-known brands.

We strive to gain market share in the aftermarket business by adding new product offerings and increasing our market coverage of existing brands and products. To this end, we offer an innovative, ride control product, the Quick-Strut®, that combines the spring and the upper mount into a single, complete module and simplifies and shortens the installation process, eliminating the need for the special tools and skills required previously. We plan on adapting our products further for use in foreign nameplate vehicles with the introduction of

OESpectrum to our ride control line. We benefited from the consolidation of, and regional expansion by, our customers and gained business lost by competitors that encountered financial difficulties.

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

We positioned ourselves as a leading exhaust supplier in the rapidly growing Chinese market through majority-owned joint venture operations in Dalian and Shanghai. In June 2009, we formed a joint venture with Beijing Hainachuan Automotive Parts Company Limited in Beijing that will produce emission-control exhaust systems for Hyundai. In addition, we continue to serve North American and European OEMs located in China; we supply luxury cars produced by BMW and Audi through our joint venture with Eberspächer International GmbH, and we supply various Ford platforms through our joint venture with Chengdu Lingchuan Mechanical Plant. We established a local engineering center in Shanghai to develop automotive exhaust products when our joint venture with Shanghai Tractor and Engine Company, a subsidiary of Shanghai Automotive Industry Corp., was expanded. Also, we increased our stake from 60 percent to 80 percent in Tenneco Tongtai Exhaust Company Limited located in Dalian in January 2010 and formed a new joint venture in March 2010 with FAW Sihuan to supply emission control components and systems for passenger and commercial vehicles.

In February 2009, we signed a joint development agreement with GE Transportation, a unit of General Electric Company, to develop a proprietary SCR and aftertreatment technology designed to reduce and control diesel engine emissions for various transportation and other applications. We are collaborating with GE Transportation on the development and production of GE’s Hydrocarbon Lean NOx catalyst technology (LNC), a diesel aftertreatment innovation aimed at reducing harmful nitrogen oxide (NOx) emissions as effectively as urea-based SCR systems. We are working with others on alternative urea SCR technologies, such as solid ammonium carbamate SCR.

We signed exclusive licensing agreements for T.R.U.E. Clean®, an exhaust aftertreatment technology used for automatic and active regeneration of Diesel Particulate Filters (DPFs), with Woodward Governor Company and for vaporizer technologies with another company. These technologies, which complement our array of existing emissions control products, allow us to provide integrated exhaust aftertreatment systems to commercial vehicle manufacturers and others.

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

Adapt Cost Structure to Economic Realities

We aggressively respond to difficult economic environments, aligning our operations to any resulting reductions in production levels and replacement demand and executing comprehensive restructuring and cost-reduction initiatives. In the fourth quarter of 2008, we launched a global restructuring program that is generating annual savings of about $58 million since being fully implemented at the end of 2009. The restructuring program included actions to permanently reduce our fixed cost base and flex our costs, such as:

•	Permanently eliminating 1,100 jobs worldwide, which is in addition to 1,150 jobs previously eliminated in 2008;

•	Closing three North American manufacturing plants and an engineering facility in Australia;

•	Suspending matching contributions to employee 401(k) programs (which we reinstituted in 2010); and

•	Cutting spending on information technology, sales and marketing programs.

During 2009, we further flexed our operations to address the market conditions, implementing temporary layoffs of hourly workers at our plants worldwide that were impacted by customers’ plant shutdowns. We announced the closing of another manufacturing facility. In North America, where customer production cuts were the greatest, we also initiated salaried employee furloughs. In Europe, we eliminated all temporary positions and negotiated with various works councils to pursue similar cost reduction efforts including reduced work hours. We instituted cuts in salaries of at least 10 percent for salaried employees effective April 1, 2009, and implemented other actions to control employee costs. As economic and industry-wide conditions improved, we restored salaries to their prior levels effective October 1, 2009, and reinstated the employer matching contributions to the employee 401(k) plans for the year 2010.

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

Environmental Matters

We estimate that we and our subsidiaries will make expenditures for plant, property and equipment for environmental matters of approximately $7 million in 2011 and $3 million in 2012.

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

Employees

As of December 31, 2010, we had approximately 22,000 employees of which approximately 50 percent were covered by collective bargaining agreements. European works councils cover 20 percent of our total employees, a majority of whom are also included under collective bargaining agreements. Several of our existing labor agreements in the United States and Mexico are scheduled for renegotiation in 2011. In addition, agreements are expiring in 2011 in Europe and South America covering plants in Spain, Poland, Portugal and Argentina. We regard our employee relations as satisfactory.

Other

The principal raw material that we use is steel. We obtain steel from a number of sources pursuant to various contractual and other arrangements. We believe that an adequate supply of steel can presently be obtained from a number of different domestic and foreign suppliers. From 2004 through 2008, we experienced higher steel prices which we addressed by evaluating alternative materials and processes, increasing component and assembly outsourcing to low cost countries and aggressively negotiating with our customers to allow us to recover these higher costs from them. As global economies continue to recover, we expect increasing price pressure on key commodities, including rubber, oil and steel.

We hold a number of domestic and foreign patents and trademarks relating to our products and businesses. We manufacture and distribute our products primarily under the Walker® and Monroe® brand names, which are well-recognized in the marketplace and are registered trademarks. We also sell certain of our emission control products to OE manufacturers under the names SOLID-SCRtm and XNOxtm. The patents, trademarks and other intellectual property owned by or licensed to us are important in the manufacturing, marketing and distribution of our products.

ITEM 1A.	RISK FACTORS.

Future deterioration or prolonged difficulty in economic conditions could have a material adverse impact on our business, financial position and liquidity.

The economic crisis in 2008 and 2009 and the related worldwide financial industry turmoil resulted in a severe and global tightening of credit and liquidity. These conditions led to low consumer confidence, which resulted in delayed and reduced purchases of durable consumer goods such as automobiles. As a result, our OEM customers significantly reduced their production schedules. While light vehicle production has been increasing since the second half of 2009 and is forecasted to increase globally in 2011 as compared to 2010, production is still at low levels, particularly in the United States and Western Europe. We cannot assure you that production levels will continue to increase or that they may not decline. Future deterioration or prolonged difficulty in economic conditions could have a material adverse effect on our business, financial position and liquidity.

For example, as we saw in 2008 and 2009, disruptions in the financial markets may adversely impact the availability and cost of credit which could materially and negatively affect our company. Future disruptions in the capital and credit markets could adversely affect our customers’ and our ability to access the liquidity that is necessary to fund operations on terms that are acceptable to us or at all.

In addition, financial or other difficulties at any of our major customers could have a material adverse impact on us, including as a result of lost revenues, significant write offs of accounts receivable, significant impairment charges or additional restructurings beyond our current global plans. Severe financial or other difficulties at any of our major suppliers could have a material adverse effect on us if we are unable to obtain on a timely basis on similar economic terms the quantity and quality of components we require to produce our products.

Moreover, severe financial or operating difficulties at any automotive manufacturer or other supplier could have a significant disruptive effect on the entire automotive industry, leading to supply chain disruptions and labor unrest, among other things. These disruptions could force automotive manufacturers and, in turn, other suppliers, including us, to shut down production at plants. While the difficulties facing our customers and suppliers over the last several years have been primarily financial in nature, other difficulties, such as an inability to meet increased demand as the economy recovers, could also result in supply chain and other disruptions.

Factors that reduce demand for our products or reduce prices could materially and adversely impact our financial condition and results of operations.

Demand for and pricing of our products are subject to economic conditions and other factors present in the various domestic and international markets where the products are sold. Demand for our OE products is subject to the level of consumer demand for new vehicles that are equipped with our parts. The level of new light vehicle purchases is cyclical, affected by such factors as general economic conditions, interest rates and availability of credit, consumer confidence, patterns of consumer spending, fuel cost and the automobile replacement cycle. Consumer preferences also impact the demand for new light vehicle purchases. For example, if consumers increasingly prefer electric vehicles, demand for the vehicles equipped with our emission control products would decrease.

Demand for our aftermarket, or replacement, products varies based upon such factors as general economic conditions; the level of new vehicle purchases, which initially displaces demand for aftermarket products; the severity of winter weather, which increases the demand for certain aftermarket products; and other factors, including the average useful life of parts and number of miles driven.

The highly cyclical nature of the automotive industry presents a risk that is outside our control and that cannot be accurately predicted. Decreases in demand for automobiles and automotive products generally, or in the demand for our products in particular, could materially and adversely impact our financial condition and results of operations.

We are dependent on large customers for future revenue. The loss of all or a substantial portion of our sales to any of these customers or the loss of market share by these customers could have a material adverse impact on us.

We depend on major vehicle manufacturers for a substantial portion of our net sales. For example, during fiscal year ended December 31, 2010, GM and Ford accounted for 19 percent and 13 percent of our net sales, respectively. The loss of all or a substantial portion of our sales to any of our large-volume customers could have a material adverse effect on our financial condition and results of operations by reducing cash flows and our ability to spread costs over a larger revenue base. We may make fewer sales to these customers for a variety of reasons, including but not limited to: (1) loss of awarded business; (2) reduced or delayed customer requirements; (3) strikes or other work stoppages affecting production by the customers; or (4) reduced demand for our customers’ products.

In addition, our OE customers compete intensively against each other and other OE manufacturers. The loss of market share by any of our significant OE customers could have a material adverse effect on our business unless we are able to achieve increased sales to other OE manufacturers.

We may be unable to realize sales represented by our awarded business, which could materially and adversely impact our financial condition and results of operations.

The realization of future sales from awarded business is inherently subject to a number of important risks and uncertainties, including the number of vehicles that our OE customers will actually produce, the timing of that production and the mix of options that our OE customers and consumers may choose. For several years prior to 2008, substantially all of our North American vehicle manufacturing customers had slowed or maintained at relatively flat levels new vehicle production. In 2009, new vehicle production decreased dramatically in many geographic regions as a result of the global economic crisis. During the second half of 2009 and in 2010, new vehicle production stabilized and began to strengthen from these low production levels, though not to the levels seen in recent history. In addition to the risks inherent in the cyclicality of vehicle production, our customers generally have the right to replace us with another supplier at any time for a variety of reasons and have demanded price decreases over the life of awarded business. Accordingly, we cannot assure you that we will in fact realize any or all of the future sales represented by our awarded business. Any failure to realize these sales could have a material adverse effect on our financial condition, results of operations, and liquidity.

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

Our level of debt makes us more sensitive to the effects of economic downturns; our level of debt and provisions in our debt agreements could limit our ability to react to changes in the economy or our industry.

Our level of debt makes us more vulnerable to changes in our results of operations because a substantial portion of our cash flow from operations is dedicated to servicing our debt and is not available for other purposes. Our level of debt could have other negative consequences to us, including the following:

•	limiting our ability to borrow money or sell stock for our working capital, capital expenditures, debt service requirements or other general corporate purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our operations, our business or the industry in which we compete; and

•	our leverage may place us at a competitive disadvantage by limiting our ability to invest in the business or in further research and development.

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

In addition, our senior credit facility and our other debt agreements contain covenants that limit our flexibility in planning for or reacting to changes in our business and our industry, including limitations on incurring additional indebtedness, making investments, granting liens and merging or consolidating with other companies. Complying with these covenants may impair our ability to finance our future operations or capital needs or to engage in other favorable business activities.

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

For example, in February 2009, we sought an amendment to our senior credit facility to revise the financial ratios we are required to maintain thereunder. If, in the future, we are required to obtain similar amendments as a result of our inability to meet the required financial ratios, there can be no assurance that those amendments will be available on commercially reasonable terms or at all. If, as or when required, we are unable to repay, refinance or restructure our indebtedness under our senior credit facility, or amend the covenants contained therein, the lenders under our senior credit facility could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets. Under such circumstances, we could be forced into bankruptcy or liquidation. In addition, any event of default or declaration of acceleration under one of our debt instruments could also result in an event of default under one or more of our other financing agreements, including our other debt instruments and/or the agreements under which we sell certain of our accounts receivable. This would have a material adverse impact on our liquidity, financial position and results of operations.

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

A portion of our hourly workforce in North America and the majority of our hourly workforce in Europe is unionized. Although we consider our current relations with our employees to be satisfactory, if major work disruptions were to occur, our business could be adversely affected by, for instance, a loss of revenues, increased costs or reduced profitability. We have not experienced a material labor disruption in our recent history, but there can be no assurance that we will not experience a material labor disruption at one of our facilities in the future in the course of renegotiation of our labor arrangements or otherwise.

In addition, substantially all of the hourly employees of General Motors, Ford and Chrysler in North America and many of their other suppliers are represented by the United Automobile, Aerospace and Agricultural Implement Workers of America under collective bargaining agreements. Vehicle manufacturers and such suppliers and their employees in other countries are also subject to labor agreements. A work stoppage or strike at one of our production facilities, at those of a customer, or at or impacting a supplier of ours or any of our customers, such as the 2008 strike at American Axle which resulted in 30 GM facilities in North America being idled for several months, could have an adverse impact on us by disrupting demand for our products and/or our ability to manufacture our products.

In the past, we have experienced significant increases in raw materials pricing; and future changes in the prices of raw materials or utilities could have a material adverse impact on us.

Significant increases in the cost of certain raw materials used in our products or the cost of utilities required to produce our products, to the extent they are not timely reflected in the price we charge our customers or are otherwise mitigated, could materially and adversely impact our results. For example, from 2004 through 2008, we experienced significant increases in processed metal and steel prices. We addressed these increases by evaluating alternative materials and processes, reviewing material substitution opportunities, increasing component and assembly outsourcing to low cost countries and aggressively negotiating with our customers to allow us to recover these higher costs from them. In addition to these actions, we continue to pursue productivity initiatives and review opportunities to reduce costs through restructuring activities. During periods of economic recovery, the cost of raw materials and utilities generally rise. Accordingly, we cannot assure you that we will not face increased prices in the future or, if we do, whether these actions will be effective in containing margin pressures from any further raw material or utility price increases.

We may be unable to realize our business strategy of improving operating performance, growing our business and generating savings and improvements.

We regularly implement strategic and other initiatives designed to improve our operating performance and grow our business. The failure to achieve the goals of these initiatives could have a material adverse effect on our business, particularly since we rely on these initiatives to offset pricing pressures from our suppliers and our customers, as described above, as well as to manage the impacts of production cuts such as the significant production decreases we experienced during 2008 and 2009 in particular as a result of the recent global economic crisis. Furthermore, the terms of our senior credit facility may restrict the types of initiatives we undertake, as these agreements restrict our uses of cash, certain of these agreements require us to maintain financial ratios and otherwise prohibit us from undertaking certain activities. In the past we have been successful in obtaining the consent of our senior lenders where appropriate in connection with our initiatives. We cannot assure you, however, that we will be able to pursue, successfully implement or realize the expected benefits of any initiative or that we will be able to sustain improvements made to date.

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

We are subject to extensive government regulations worldwide. Foreign, Federal, state and local laws and regulations may change from time to time and our compliance with new or amended laws and regulations in the future may require a material increase in our costs and could adversely affect our results of operations and competitive position. For example, we are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. Soil and groundwater remediation activities are being conducted at certain of our current and former real properties. We record liabilities for these activities when environmental assessments indicate that the remedial efforts are probable and the costs can be reasonably estimated. On this basis, we have established reserves that we believe are adequate for the remediation activities at our current and former real properties for which we could be held responsible. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. In future periods, we could be subject to charges to earnings if we are required to undertake material additional remediation efforts based on the results of our ongoing analyses of the environmental status of our properties, as more information becomes available to us.

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

We vigorously defend ourselves in connection with all of the matters described above. We cannot, however, assure you that the costs, charges and liabilities associated with these matters will not be material, or that those costs, charges and liabilities will not exceed any amounts reserved for them in our consolidated financial statements. In future periods, we could be subject to cash costs or charges to earnings if any of these matters are resolved unfavorably to us. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental and Other Matters” included in Item 7.

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

The average useful life of automotive parts has steadily increased in recent years due to innovations in products and technologies. The longer product lives allow vehicle owners to replace parts of their vehicles less often. As a result, a portion of sales in the aftermarket has been displaced. This has adversely impacted, and could continue to adversely impact, our aftermarket sales. Also, any additional increases in the average useful lives of automotive parts would further adversely affect the demand for our aftermarket products. Aftermarket sales represented approximately 20 percent and 22 percent of our net sales in the fiscal years ended December 31, 2010 and 2009, respectively.

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

We have manufacturing and distribution facilities in many regions and countries, including Australia, Asia, North America, Europe, South Africa and South America, and sell our products worldwide. For the fiscal year ended December 31, 2010, approximately 52 percent of our net sales were derived from operations outside North America. International operations are subject to various risks which could have a material adverse effect on those operations or our business as a whole, including:

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

As a result of our international operations, we are subject to increased risk because we generate a significant portion of our net sales and incur a significant portion of our expenses in currencies other than the U.S. dollar. For example, where we have a greater portion of costs than revenues generated in a foreign currency, we are subject to risk if the foreign currency in which our costs are paid appreciates against the currency in which we generate revenue because the appreciation effectively increases our cost in that country.

The financial condition and results of operations of some of our operating entities are reported in foreign currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our consolidated financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies generally will have a negative impact on our reported revenues and operating profit while depreciation of the U.S. dollar against these foreign currencies will generally have a positive effect on reported revenues and operating profit. For example, our European operations were positively impacted in 2007 due to the strengthening of the Euro against the U.S. dollar. However, in 2008 through 2010, the dollar strengthened against the Euro which had negative effects on our results of operations. Our South American operations were negatively impacted by the devaluation in 2000 of the Brazilian currency as well as by the devaluation of the Argentine currency in 2002. We do not generally seek to mitigate this translation effect through the use of derivative financial instruments. To the extent we are unable to match revenues received in foreign currencies with costs paid in the same currency, exchange rate fluctuations in that currency could have a material adverse effect on our business.

Entering new markets poses new competitive threats and commercial risks.

As we have expanded into markets beyond light vehicles, we expect to diversify our product sales by leveraging technologies being developed for the light vehicle segment. Such diversification requires investments and resources which may not be available as needed. We cannot guarantee that we will be successful in leveraging our capabilities into new markets and thus, in meeting the needs of these new customers and competing favorably in these new markets. Further, a significant portion of our growth potential is dependent on our ability to increase sales to commercial vehicle customers. While we believe that we can achieve our growth targets with the production contracts that have been awarded to us, our future prospects will be negatively affected if those customers underlying these contracts experience reduced demand for their production or financial difficulties.

Impairment in the carrying value of long-lived assets and goodwill could negatively affect our operating results.

We have a significant amount of long-lived assets and goodwill on our consolidated balance sheet. Under generally accepted accounting principles, long-lived assets are required to be reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. If business conditions or other factors cause profitability and cash flows to decline, we may be required to record non-cash impairment charges. Goodwill must be evaluated for impairment annually or more frequently if events indicate it is warranted. If the carrying value of our reporting units exceeds their current fair value as determined based on the discounted future cash flows of the related business, the goodwill is considered impaired and is reduced to fair value by a non-cash charge to earnings. Events and conditions that could result in impairment in the value of our long-lived assets and goodwill include changes in the industries in which we operate, particularly the impact of a downturn in the global economy, as well as competition and advances in technology, adverse changes in the regulatory environment, or other factors leading to reduction in expected long-term sales or profitability. For example, during the fiscal year ended December 31, 2008, we were required to record a $114 million asset impairment charge to write-off the remaining goodwill related to our 1996 acquisition of Clevite Industries.

The value of our deferred tax assets could become impaired, which could materially and adversely affect our operating results.

As of December 31, 2010, we had approximately $67 million in net deferred tax assets. These deferred tax assets include net operating loss carryovers that can be used to offset taxable income in future periods and reduce income taxes payable in those future periods. Each quarter, we determine the probability of the realization of deferred tax assets, using significant judgments and estimates with respect to, among other things, historical operating results, expectations of future earnings and tax planning strategies. For example, we were required to record charges during the fiscal year ended December 31, 2008 for a valuation allowance against our U.S. deferred tax assets. These charges were attributable to the significant decline in production which resulted from the global economic crisis which began in 2008, and the accounting requirement to project that the negative operating environment will continue through the expiration of the net operating loss carry-forward periods. If we determine in the future that there is not sufficient positive evidence to support the valuation of these assets, due to the risk factors described herein or other factors, we may be required to further adjust the valuation allowance to reduce our deferred tax assets. Such a reduction could result in material non-cash expenses in the period in which the valuation allowance is adjusted and could have a material adverse effect on our results of operations.

Our expected annual effective tax rate could be volatile and materially change as a result of changes in mix of earnings and other factors.

Our overall effective tax rate is equal to our total tax expense as a percentage of our total profit or loss before tax. However, tax expenses and benefits are determined separately for each tax paying entity or group of entities that is consolidated for tax purposes in each jurisdiction. Losses in certain jurisdictions may provide no current financial statement tax benefit. As a result, changes in the mix of profits and losses between jurisdictions, among other factors, could have a significant impact on our overall effective tax rate.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We lease our principal executive offices, which are located at 500 North Field Drive, Lake Forest, Illinois, 60045.

Walker’s consolidated businesses operate 11 manufacturing facilities in the U.S. and 45 manufacturing facilities outside of the U.S. Walker consolidated businesses also operate five engineering and technical facilities worldwide and share two other such facilities with Monroe. Twenty-seven of these manufacturing plants are JIT facilities. In addition, three joint ventures in which we hold a noncontrolling interest operate a total of three manufacturing facilities outside the U.S., all of which are JIT facilities.

Monroe’s consolidated businesses operate seven manufacturing facilities in the U.S. and 23 manufacturing facilities outside the U.S. Monroe’s consolidated businesses also operate seven engineering and technical facilities worldwide and share two other such facilities with Walker. Three of these manufacturing plants are JIT facilities.

The above-described manufacturing locations outside of the U.S. are located in Argentina, Austria, Australia, Belgium, Brazil, Canada, China, the Czech Republic, Denmark, France, Germany, India, Italy, Korea, Mexico, New Zealand, Poland, Portugal, Russia, Spain, South Africa, Sweden, Thailand, and the United Kingdom. We also have sales offices located in Japan, Singapore and Taiwan.

We own 52 of the properties described above and lease 60. We hold 16 of the above-described international manufacturing facilities through seven joint ventures in which we own a controlling interest. In addition, three joint ventures in which we hold a noncontrolling interest operate a total of three manufacturing facilities outside the U.S. We also have distribution facilities at our manufacturing sites and at a few offsite locations, substantially all of which we lease.

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

We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense costs related to an existing condition caused by past operations that do not contribute to current or future revenue generation. We record liabilities when environmental assessments indicate that required remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology, and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors. We consider all available evidence including prior experience in remediation of contaminated sites, other companies’ cleanup experiences and data released by the United States Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new information. Where future cash flows are fixed or reliably determinable, we have discounted the liabilities, as discussed in Footnote 12 — Commitments and Contingency — Litigation, of our notes to consolidated financial statements. All other environmental liabilities are recorded at their undiscounted amounts. We evaluate recoveries separately from the liability and, when they are assured, recoveries are recorded and reported separately from the associated liability in our consolidated financial statements.

As of December 31, 2010, we have the obligation to remediate or contribute towards the remediation of certain sites, including two existing Superfund sites. At December 31, 2010, our aggregated estimated share of environmental remediation costs for all these sites on a discounted basis was approximately $16 million, of which $5 million is recorded in other current liabilities and $11 million is recorded in deferred credits and other liabilities in our consolidated balance sheet. For those locations in which the liability was discounted, the weighted average discount rate used was 3.2 percent. The undiscounted value of the estimated remediation costs was $21 million. Our expected payments of environmental remediation costs are estimated to be approximately $5 million in 2011, $1 million in each year beginning 2012 through 2015 and $12 million thereafter. Based on information known to us, we have established reserves that we believe are adequate for these costs. Although we believe these estimates of remediation costs are reasonable and are based on the latest available information, the costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute towards the remediation costs. In addition, certain environmental statutes provide that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at these sites has been considered, where appropriate, in our determination of our estimated liability.

The $16 million noted above includes $5 million of estimated environmental remediation costs that resulted from the bankruptcy of Mark IV Industries in 2009. Prior to our 1996 acquisition of The Pullman Company, Pullman had sold certain assets to Mark IV. As partial consideration for the purchase of these assets, Mark IV agreed to assume Pullman’s and its subsidiaries’ historical obligations to contribute to the environmental remediation of certain sites. In April 2009, Mark IV filed a petition for insolvency under Chapter 11 of the United States Bankruptcy Code and notified Pullman that it no longer intends to continue to contribute toward the remediation of those sites. We are continuing to conduct a thorough analysis and review of our remediation obligations and it is possible that our estimate may change as additional information becomes available to us.

We do not believe that any potential costs associated with our current status as a potentially responsible party in the Superfund sites, or as a liable party at the other locations referenced herein, will be material to our consolidated results of operations, financial position or cash flows.

We also from time to time are involved in legal proceedings, claims or investigations that are incidental to the conduct of our business. Some of these proceedings allege damages against us relating to environmental liabilities (including toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warning issues, and other product liability related matters), taxes, employment matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. For example, one of our Argentine subsidiaries is currently defending against a criminal complaint alleging the failure to comply with laws requiring the proceeds of export transactions to be collected, reported and/or converted to local currency within specified time periods. As another example, we are subject to an audit in 11 states of our practices with respect to the payment of unclaimed property to those states. We are in the early stages of this audit, which could cover over 30 years. We now have practices in place which we believe ensure that we pay unclaimed property as required. We vigorously defend ourselves against all of these claims. In future periods, we could be subject to cash costs or charges to earnings if any of these matters are resolved on unfavorable terms. However, although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, including our assessment of the merits of the particular claim, we do not expect that these legal proceedings or claims will have any material adverse impact on our future consolidated financial position, results of operations or cash flows.

In addition, we are subject to a number of lawsuits initiated by a significant number of claimants alleging health problems as a result of exposure to asbestos. In the early 2000’s we were named in nearly 20,000 complaints, most of which were filed in Mississippi state court and the vast majority of which made no allegations of exposure to asbestos from our product categories. Most of these claims have been dismissed and our current docket of active and inactive cases is less than 500 cases nationwide. A small number of claims have been asserted by railroad workers alleging exposure to asbestos products in railroad cars manufactured by

The Pullman Company, one of our subsidiaries. The balance of the claims is related to alleged exposure to asbestos in our automotive emission control products. Only a small percentage of the claimants allege that they were automobile mechanics and a significant number appear to involve workers in other industries or otherwise do not include sufficient information to determine whether there is any basis for a claim against us. We believe, based on scientific and other evidence, it is unlikely that mechanics were exposed to asbestos by our former muffler products and that, in any event, they would not be at increased risk of asbestos-related disease based on their work with these products. Further, many of these cases involve numerous defendants, with the number of each in some cases exceeding 100 defendants from a variety of industries. Additionally, the plaintiffs either do not specify any, or specify the jurisdictional minimum, dollar amount for damages. As major asbestos manufacturers continue to go out of business or file for bankruptcy, we may experience an increased number of these claims. We vigorously defend ourselves against these claims as part of our ordinary course of business. In future periods, we could be subject to charges to earnings if any of these matters are resolved unfavorably to us. To date, with respect to claims that have proceeded sufficiently through the judicial process, we have regularly achieved favorable resolutions. Accordingly, we presently believe that these asbestos-related claims will not have a material adverse impact on our future consolidated financial condition, results of operations or cash flows.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 4.1.	EXECUTIVE OFFICERS OF THE REGISTRANT.

The following provides information concerning the persons who serve as our executive officers as of February 25, 2011.

Name and Age	Offices Held

Gregg M. Sherrill (58)	Chairman and Chief Executive Officer
Hari N. Nair (51)	Chief Operating Officer
Kenneth R. Trammell (50)	Executive Vice President and Chief Financial Officer
Neal A. Yanos (49)	Executive Vice President, North America
Josep Fornos (58)	Senior Vice President, Europe, South America and India
Brent J. Bauer (55)	Senior Vice President and General Manager — North American Original Equipment Emission Control
Michael J. Charlton (52)	Senior Vice President, Global Supply Chain Management and Manufacturing
James D. Harrington (50)	Senior Vice President, General Counsel and Corporate Secretary
Timothy E. Jackson (54)	Senior Vice President and Chief Technology Officer
Barbara A. Kluth (54)	Vice President — Global Human Resources
Paul D. Novas (52)	Vice President and Controller

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

Hari N. Nair — Mr. Nair was named Chief Operating Officer in July 2010. Prior to that, he served as our Executive Vice President and President — International since March 2007. Previously, Mr. Nair served as Executive Vice President and Managing Director of our business in Europe, South America and India. Before that, he was Senior Vice President and Managing Director — International. Prior to December 2000, Mr. Nair was the Vice President and Managing Director — Emerging Markets. Previously, Mr. Nair was the Managing Director for Tenneco Automotive Asia, based in Singapore and responsible for all operations and development projects in Asia. He began his career with the former Tenneco Inc. in 1987, holding various positions in strategic planning, marketing, business development, quality systems and finance. Prior to joining Tenneco, Mr. Nair was a senior financial analyst at General Motors Corporation focusing on European operations. Mr. Nair became a director of our company in March 2009.

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

Josep Fornos — Josep Fornos was named Senior Vice President, Europe, South America and India in July 2010. Prior to this appointment, he had served as Vice President and General Manager, Europe Original Equipment Emission Control since March 2007. Mr. Fornos joined Tenneco in July 2000 as Vice President and General Manager, Europe Original Equipment Ride Control. Prior to joining Tenneco, Fornos spent a year at Lear Corporation as General Manager of the company’s seating and wire and harness business in France, following Lear’s acquisition of United Technologies Automotive. Mr. Fornos spent 16 years with United Technologies Automotive, holding several management positions in production, engineering and quality control in Spain and later having Europe-wide responsibility for engineering and quality control.

Brent J. Bauer — Mr. Bauer has served as the Senior Vice President and General Manager — North American Original Equipment Emission Control since May 2002. Prior to this appointment, Mr. Bauer was named Vice President and General Manager — European and North American Original Equipment Emission Control in July 2001. Mr. Bauer joined Tenneco Automotive in August 1996 as a Plant Manager and was named Vice President and General Manager — European Original Equipment Emission Control in September 1999. Prior to joining Tenneco, he was employed at AeroquipVickers Corporation for 20 years in positions of increasing responsibility serving most recently as Director of Operations.

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

Timothy E. Jackson — In March 2007, Mr. Jackson was named our Chief Technology Officer. Prior to this role, Mr. Jackson served as our Senior Vice President — Global Technology and General Manager, Asia Pacific since July 2005. From 2002 to 2005, Mr. Jackson served as Senior Vice President — Manufacturing,

Engineering, and Global Technology. In August 2000, he was named Senior Vice President — Global Technology, a role he served in after joining us as Senior Vice President and General Manager — North American Original Equipment and Worldwide Program Management in June 1999. Mr. Jackson came to Tenneco from ITT Industries where he was President of that company’s Fluid Handling Systems Division. With over 30 years of management experience, 14 within the automotive industry, he had also served as Chief Executive Officer for HiSAN, a joint venture between ITT Industries and Sanoh Industrial Company. Mr. Jackson has also held senior management positions at BF Goodrich Aerospace and General Motors Corporation.

Barbara A. Kluth — Ms. Kluth currently serves as Vice President, Global Human Resources, a position she has held since April 2010. In December 2001, she was named Executive Director, HR, North America after beginning her career in human resources in 1988 as HR manager for our Marshall, Michigan facility. She joined Tenneco in 1985 as an internal auditor.

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

	Sales Prices
Quarter	High	Low

2010
1st	$25.00	$17.17
2nd	27.50	19.06
3rd	31.46	19.29
4th	43.71	28.47
2009
1st	$4.14	$0.67
2nd	11.19	1.56
3rd	18.11	8.14
4th	19.78	11.35

As of February 21, 2011, there were approximately 19,691 holders of record of our common stock, including brokers and other nominees.

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

We are highly leveraged and restricted with respect to the payment of dividends under the terms of our financing arrangements. On January 10, 2001, we announced that our Board of Directors eliminated the regular quarterly dividend on the Company’s common stock. The Board took this action in response to then-

current industry conditions, primarily greater than anticipated production volume reductions by OEMs in North America and continued softness in the global aftermarket. We have not paid dividends on our common stock since the fourth quarter of 2000. There are no current plans to reinstate a dividend on our common stock, as the Board of Directors intends to retain any earnings for use in our business for the foreseeable future. For additional information concerning our payment of dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.

See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” included in Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Purchase of equity securities by the issuer and affiliated purchasers

The following table provides information relating to our purchase of shares of our common stock in fourth quarter of 2010. All these purchases reflect shares withheld upon vesting of restricted stock for minimum tax withholding obligations.

	Total Number of	Average Price
Period	Shares Purchased	Paid

October 2010	—	$—
November 2010	8,067	36.34
December 2010	3,279	21.68

Total	11,346	$32.10

We presently have no publicly announced repurchase plan or program, but intend to continue to allow participants to satisfy statutory minimum tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Tenneco, Inc., The S&P 500 Index
And A Peer Group

*	$100 invested on 12/31/05 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Tenneco Inc.	100.00	126.06	132.94	15.04	90.41	209.89
S&P 500	100.00	115.80	122.16	76.96	97.33	111.99
Peer Group	100.00	116.24	154.85	67.91	117.41	220.13

The graph and other information furnished in the section titled “Share Performance” under this Part II, Item 5 of this Form 10-K shall not be deemed to be “soliciting” material or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 6.	SELECTED FINANCIAL DATA.

The following data should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Operations” and our consolidated financial statements in Item 8 — “Financial Statements and Supplementary Data.” These items include discussions of factors affecting comparability of the information shown below.

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
	2010	2009(a)	2008(b)	2007	2006
	(Millions Except Share and Per Share Amounts)

Statements of Income (Loss) Data:
Net sales and operating revenues —
North America	$2,832	$2,099	$2,641	$2,910	$1,963
Europe, South America and India	2,594	2,209	2,983	3,135	2,387
Asia Pacific	698	525	543	560	436
Intergroup sales	(187)	(184)	(251)	(421)	(104)

	$5,937	$4,649	$5,916	$6,184	$4,682

Earnings (loss) before interest expense, income taxes, and noncontrolling interests
North America	$155	$42	$(107)	$120	$103
Europe, South America and India	76	20	85	99	81
Asia Pacific	50	30	19	33	12

Total	281	92	(3)	252	196
Interest expense (net of interest capitalized)	149	133	113	164	136
Income tax expense	69	13	289	83	5

Net income (loss)	63	(54)	(405)	5	55

Less: Net income attributable to noncontrolling interests	24	19	10	10	6

Net income (loss) attributable to Tenneco Inc.	$39	$(73)	$(415)	$(5)	$49

Weighted average shares of common stock outstanding —
Basic	59,208,103	48,572,463	46,406,095	45,809,730	44,625,220
Diluted	60,998,694	48,572,463	46,406,095	45,809,730	46,755,573
Basic earnings (loss) per share of common stock	$0.65	$(1.50)	$(8.95)	$(0.11)	$1.11
Diluted earnings (loss) per share of common stock	$0.63	$(1.50)	$(8.95)	$(0.11)	$1.05

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(Millions Except Ratio and Percent Amounts)

Balance Sheet Data (at year end):
Total assets	$3,167	$2,841	$2,828	$3,590	$3,274
Short-term debt	63	75	49	46	28
Long-term debt	1,160	1,145	1,402	1,328	1,357
Redeemable noncontrolling interests	12	7	7	6	4
Total Tenneco Inc. shareholders’ equity	(4)	(21)	(251)	400	226
Noncontrolling interests	39	32	24	25	24

Total equity	35	11	(227)	425	250
Statement of Cash Flows Data:
Net cash provided by operating activities	$244	$241	$160	$158	$203
Net cash used by investing activities	(157)	(119)	(261)	(202)	(172)
Net cash provided (used) by financing activities	(30)	87	58	(10)	12
Cash payments for plant, property and equipment	(151)	(120)	(233)	(177)	(177)
Other Data:
EBITDA including noncontrolling interests(c)	$497	$313	$219	$457	$380
Ratio of EBITDA including noncontrolling interests to interest expense	3.34	2.35	1.94	2.79	2.79
Ratio of net debt (total debt less cash and cash equivalents) to EBITDA including noncontrolling interests(d)	1.99	3.36	6.05	2.60	3.11
Ratio of earnings to fixed charges(e)	1.79	—	—	1.46	1.35

NOTE: Our consolidated financial statements for the three years ended December 31, 2010, which are discussed in the following notes, are included in this Form 10-K under Item 8.

(a)	We incurred no direct economic loss from the bankruptcy filing of Chrysler and General Motors plants in North America during the second and third quarters of 2009. In this regard, we collected substantially all of our pre-petition receivables from Chrysler Group LLC and Chrysler Group LLC has assumed substantially all of the contracts which we had with Chrysler LLC. We collected substantially all of our pre-petition receivables from General Motors Company and General Motors Company has assumed substantially all of the contracts which we had with General Motors Corporation. However, the vehicle production shutdowns at Chrysler and significant reductions in vehicle production volumes at General Motors plants in North America during the second quarter of 2009 that coincided with their bankruptcies did cause Tenneco’s revenue from those two customers in North America to decline to $123 million in the second quarter of 2009, down from $242 million in the second quarter of 2008. We believe that General Motors and Chrysler were able to meet any unmet demand for their vehicles resulting from their production volume reductions in the second quarter of 2009 during the second half of 2009 after they exited their respective bankruptcy proceedings. Accordingly, for the entire 2009 calendar year, we consider the vehicle production volume reductions at Chrysler and General Motors to have been primarily driven by the same severe deterioration in overall economic conditions that caused substantially all of our original equipment customers in North America to significantly reduce production volumes in response to lower purchases of new vehicles.

(b)	During the fourth quarter of 2008, we recorded a goodwill impairment charge of $114 million related to our North American Original Equipment Ride Control reporting unit whose carrying value exceeded the estimated fair value. In addition, during the second half of 2008, we recorded tax expense of $190 million related to establishing a valuation allowance against our net deferred tax assets in the U.S.

(c)	EBITDA including noncontrolling interests is a non-GAAP measure defined as net income before extraordinary items, cumulative effect of changes in accounting principle, interest expense, income taxes, depreciation and amortization and noncontrolling interests. We use EBITDA including noncontrolling interests, together with GAAP measures, to evaluate and compare our operating performance on a consistent basis between time periods and with other companies that compete in our markets but which may have different capital structures and tax positions, which can have an impact on the comparability of interest expense, noncontrolling interests and tax expense. We also believe that using this measure allows us to understand and compare operating performance both with and without depreciation expense, which can vary based on several factors. We believe EBITDA including noncontrolling interests is useful to our investors and other parties for these same reasons.

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

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Millions)

Net income (loss)	$39	$(73)	$(415)	$(5)	$49
Noncontrolling interests	24	19	10	10	6
Income tax expense	69	13	289	83	5
Interest expense, net of interest capitalized	149	133	113	164	136
Depreciation and amortization of other intangibles	216	221	222	205	184

Total EBITDA including noncontrolling interests	$497	$313	$219	$457	$380

(d)	We present the ratio of net debt (total debt less cash and cash equivalents) to EBITDA including noncontrolling interests because management believes it is a useful measure of Tenneco’s credit position and progress toward reducing leverage. The calculation is limited in that we may not always be able to use cash to repay debt on a dollar-for-dollar basis.

(e)	For purposes of computing this ratio, earnings generally consist of income before income taxes and fixed charges excluding capitalized interest. Fixed charges consist of interest expense, the portion of rental expense considered representative of the interest factor and capitalized interest. Earnings were insufficient to cover fixed charges by $39 million and $121 million for the years ended December 31, 2009 and 2008, respectively. See Exhibit 12 to this Form 10-K for the calculation of this ratio.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As you read the following review of our financial condition and results of operations, you should also read our consolidated financial statements and related notes beginning on page 74.

Executive Summary

We are one of the world’s leading manufacturers of automotive emission control and ride control products and systems for light, commercial and specialty vehicle applications. We serve both original equipment (OE) vehicle designers and manufacturers and the repair and replacement markets, or aftermarket, globally through leading brands, including Monroe®, Rancho®, Clevite® Elastomers, Marzocchi® and Fric Rottm ride control products and Walker®, Fonostm, and Gillettm emission control products. We serve more than 64 different original equipment manufacturers, and our products or systems are included on nine of the top 10 passenger models produced in Europe and nine of the top 10 light truck models produced in North America for 2010. Our aftermarket customers are comprised of full-line and specialty warehouse distributors, retailers, jobbers, installer chains and car dealers. As of December 31, 2010, we operated 88 manufacturing facilities worldwide and employed approximately 22,000 people to service our customers’ demands.

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

The deterioration in the global economy and credit markets which began in 2008 negatively impacted business activity in general, and specifically the automotive industry in which we operate. The market turmoil and tightening of credit led to a steep drop in consumer confidence and consequently, a rapid decline in light vehicle purchases in 2008 and the first half of 2009. The industry began to recover during the second half of 2009 when OE production started to stabilize and strengthen, tracking more closely to vehicle sales, and inventory levels began to be replenished. Light vehicle production in 2010 continued to strengthen in all regions in which we operate. North American light vehicle production was up 39 percent year-over-year, while in Europe, light vehicle production in 2010 was up 15 percent year-over-year.

We have a substantial amount of indebtedness. As such, our ability to generate cash — both to fund operations and service our debt — is also a significant area of focus for our company. See “Liquidity and Capital Resources” below for further discussion of cash flows and Item 1A, “Risk Factors” included in this Annual Report on Form 10-K.

Total revenues for 2010 were $5.9 billion, a 28 percent increase from $4.6 billion in 2009. Excluding the impact of currency and substrate sales, revenue was up $955 million, or 26 percent, driven primarily by higher OE production in all geographic regions, stronger aftermarket sales, particularly in North and South America, and new launches of light and commercial vehicle programs.

Cost of sales: Cost of sales for 2010 was $4,900 million, or 82.5 percent of sales, compared to $3,875 million, or 83.4 percent of sales in 2009. The following table lists the primary drivers behind the change in cost of sales ($ millions).

Year ended December 31, 2009	$3,875
Volume and mix	976
Material	23
Currency	8
Restructuring	(6)
Other Costs	24

Year ended December 31, 2010	$4,900

The increase in cost of sales was due primarily to the year-over-year increase in production volumes, higher material and other costs, mainly manufacturing.

Gross margin: Gross margin for 2010 was 17.5 percent, up 0.9 percentage points from 16.6 percent in 2009. The gross margin improvement was driven by manufacturing efficiencies due to higher year-over-year OE production volumes, lower restructuring and related expenses, material cost management and higher aftermarket revenues. A higher mix of OE revenues which included a higher mix of substrate sales, pricing, primarily related to contractual price reductions, and unfavorable currency partially offset these improvements.

Engineering, research and development: Engineering, research and development expense was $117 million and $97 million in 2010 and 2009, respectively. Increased spending related to diesel aftertreatment technology development, higher performance-based compensation costs and the elimination of temporary cost reduction efforts which were in effect during 2009, including employee furloughs and salary and benefit cuts, drove the increase in expense year-over-year.

Selling, general and administrative: Selling, general and administrative expense was up $73 million in 2010, at $417 million, compared to $344 million in 2009. Higher performance-based and stock indexed compensation costs, the temporary cost reduction efforts of 2009, which included employee furloughs and salary and benefit cuts that were subsequently restored by the beginning of 2010, charges related to an actuarial loss for lump-sum pension payments and increased changeover costs due to new aftermarket business in North America, drove the increase in expenses year-over-year. These pension charges relate to a non-qualified pension plan in which one current and three former employees were participants. Lump-sum pension payments are required when participants retire or when they turn 55. Two former employees turned 55 in 2010. Included in 2009 was $1 million of restructuring and related expenses.

Depreciation and amortization: Depreciation and amortization expense in 2010 was $216 million, compared to $221 million in 2009.

Goodwill impairment: There were no goodwill impairment charges in either 2010 or 2009.

Earnings before interest expense, taxes and noncontrolling interests (“EBIT”) was $281 million for 2010, an improvement of $189 million, when compared to $92 million in 2009. Higher OE production volumes globally and the related manufacturing efficiencies, materials cost management, higher aftermarket sales, decreased restructuring and related costs and $1 million of positive currency drove the year-over-year increase. Partially offsetting the increase was higher selling, general, administrative and engineering spending, which included higher performance-based and stock indexed compensation costs and the pension charges related to an actuarial loss for lump-sum pension payments, increased changeover costs and unfavorable pricing, primarily related to contractual price reductions. Included in 2009 EBIT was a $5 million charge related to an environmental reserve.

Results from Operations

Net Sales and Operating Revenues for Years 2010 and 2009

The following tables reflect our revenues for 2010 and 2009. We present these reconciliations of revenues in order to reflect the trend in our sales in various product lines and geographic regions separately from the effects of doing business in currencies other than the U.S. dollar. We have not reflected any currency impact in the 2009 table since this is the base period for measuring the effects of currency during 2010 on our operations. We believe investors find this information useful in understanding period-to-period comparisons in our revenues.

Additionally, we show the component of our revenue represented by substrate sales in the following tables. While we generally have primary design, engineering and manufacturing responsibility for OE emission control systems, we do not manufacture substrates. Substrates are porous ceramic filters coated with a catalyst — precious metals such as platinum, palladium and rhodium. These are supplied to us by Tier 2 suppliers as directed by our OE customers. We generally earn a small margin on these components of the system. As the need for more sophisticated emission control solutions increases to meet more stringent environmental regulations, and as we capture more diesel aftertreatment business, these substrate components have been increasing as a percentage of our revenue. Changes in commodity prices as well as changes in the mix of vehicles produced by our customers as a result of the economic crisis have recently reduced the percentage of our revenue related to substrates. While these substrates dilute our gross margin percentage, they are a necessary component of an emission control system. We view the growth of substrates as a key indicator that our value-add content in an emission control system is moving toward the higher technology hot-end gas and diesel business.

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

	Year Ended December 31, 2010
					Revenues
				Substrate	Excluding
			Revenues	Sales	Currency and
		Currency	Excluding	Excluding	Substrate
	Revenues	Impact	Currency	Currency	Sales
	(Millions)

North America Original Equipment
Ride Control	$527	$11	$516	$—	$516
Emission Control	1,642	7	1,635	739	896

Total North America Original Equipment	2,169	18	2,151	739	1,412
North America Aftermarket
Ride Control	484	4	480	—	480
Emission Control	168	2	166	—	166

Total North America Aftermarket	652	6	646	—	646
Total North America	2,821	24	2,797	739	2,058
Europe Original Equipment
Ride Control	462	(26)	488	—	488
Emission Control	1,121	(40)	1,161	369	792

Total Europe Original Equipment	1,583	(66)	1,649	369	1,280
Europe Aftermarket
Ride Control	190	(8)	198	—	198
Emission Control	141	(7)	148	—	148

Total Europe Aftermarket	331	(15)	346	—	346
South America & India	532	33	499	74	425
Total Europe, South America & India	2,446	(48)	2,494	443	2,051
Asia	517	8	509	106	403
Australia	153	18	135	9	126

Total Asia Pacific	670	26	644	115	529

Total Tenneco	$5,937	$2	$5,935	$1,297	$4,638

	Year Ended December 31, 2009
					Revenues
				Substrate	Excluding
			Revenues	Sales	Currency and
		Currency	Excluding	Excluding	Substrate
	Revenues	Impact	Currency	Currency	Sales
	(Millions)

North America Original Equipment
Ride Control	$382	$—	$382	$—	$382
Emission Control	1,154	—	1,154	530	624

Total North America Original Equipment	1,536	—	1,536	530	1,006
North America Aftermarket
Ride Control	406	—	406	—	406
Emission Control	150	—	150	—	150

Total North America Aftermarket	556	—	556	—	556
Total North America	2,092	—	2,092	530	1,562
Europe Original Equipment
Ride Control	421	—	421	—	421
Emission Control	917	—	917	296	621

Total Europe Original Equipment	1,338	—	1,338	296	1,042
Europe Aftermarket
Ride Control	181	—	181	—	181
Emission Control	154	—	154	—	154

Total Europe Aftermarket	335	—	335	—	335
South America & India	374	—	374	45	329
Total Europe, South America & India	2,047	—	2,047	341	1,706
Asia	380	—	380	85	295
Australia	130	—	130	10	120

Total Asia Pacific	510	—	510	95	415

Total Tenneco	$4,649	$—	$4,649	$966	$3,683

	Year Ended December 31, 2010
	Versus Year Ended December 31, 2009
	Dollar and Percent Increase (Decrease)
			Revenues
			Excluding
			Currency and
			Substrate
	Revenues	Percent	Sales	Percent
	(Millions Except Percent Amounts)

North America Original Equipment
Ride Control	$145	38%	$134	35%
Emission Control	488	42%	272	44%

Total North America Original Equipment	633	41%	406	40%
North America Aftermarket
Ride Control	78	19%	74	18%
Emission Control	18	12%	16	10%

Total North America Aftermarket	96	17%	90	16%
Total North America	729	35%	496	32%
Europe Original Equipment
Ride Control	41	10%	67	16%
Emission Control	204	22%	171	28%

Total Europe Original Equipment	245	18%	238	23%
Europe Aftermarket
Ride Control	9	6%	17	10%
Emission Control	(13)	(9)%	(6)	(4)%

Total Europe Aftermarket	(4)	(1)%	11	3%
South America & India	158	42%	96	29%
Total Europe, South America & India	399	20%	345	20%
Asia	137	36%	108	37%
Australia	23	18%	6	4%

Total Asia Pacific	160	31%	114	27%

Total Tenneco	$1,288	28%	$955	26%

Light Vehicle Industry Production by Region for Years Ended December 31, 2010 and 2009 (According to IHS Automotive, January, 2011)

	Year Ended
	December 31,		Increase
	2010	2009	(Decrease)	% Increase
	(Number of Vehicles in Thousands)

North America	11,912	8,566	3,346	39%

Europe	19,290	16,844	2,446	15%
South America	4,014	3,697	317	9%
India	3,242	2,402	840	35%

Total Europe, South America & India	26,546	22,943	3,603	16%

China	16,786	12,886	3,900	30%

Australia	239	222	17	8%

North American light vehicle production increased 39 percent, while industry Class 8 commercial vehicle production was up 25 percent and industry Class 4-7 commercial vehicle production was flat in 2010 when compared to 2009. Revenues from our North American operations increased in 2010 compared to last year due to higher OE and aftermarket sales of both product lines. The increase in North American OE revenues was primarily driven by improved production volumes of Tenneco-supplied vehicles such as the Ford F-150 and Super-Duty pick-ups, GM’s crossover models and the GMT900 platform which accounted for $655 million in revenues. Partially offsetting the increase was unfavorable platform mix which impacted revenue by $31 million year-over-year. The increase in aftermarket revenues for North America was primarily due to higher customer demand for both product lines which resulted in a combined increase in revenue of $101 million.

Our European, South American and Indian segment’s revenues increased in 2010 compared to last year, due to increased sales in both Europe OE business units as well as in South America and India. The full year total European light vehicle industry production was up 15 percent, while industry Class 8 commercial vehicle production was up 55 percent and industry Class 4-7 commercial vehicle production was up 38 percent in 2010 when compared to 2009. Improved volumes due to our content on better-selling vehicles such as the Ford Focus, VW Polo, Opel Astra, Ford Mondeo and the Daimler Sprinter was the primary driver of our increased Europe OE revenues and resulted in an increase in revenue of $292 million, partially offset by a decrease of $66 million due to foreign currency. Excluding currency, European aftermarket revenues improved on higher ride control sales volumes of $16 million, tied in part to heavy duty sales, partially offset by lower emission control sales volumes of $6 million. Light vehicle production increased nine percent in South America and 35 percent in India for 2010 when compared to 2009. South American and Indian revenues were higher in 2010 when compared to the prior year primarily due to higher aftermarket sales in South America and stronger OE production volumes in both regions, which increased revenue by $112 million. Currency also added $33 million to South American and Indian revenue.

Industry light vehicle production increased 30 percent and 8 percent year-over-year in China and Australia, respectively. Revenues from our Asia Pacific segment, which includes Australia and Asia, increased due to higher sales in both regions. Asian revenues for 2010 improved from last year, primarily due to $133 million from stronger production volumes, particularly in China on key Tenneco-supplied GM, VW and Audi platforms. A $9 million impact on revenue due to stronger OE production volumes drove the 2010 revenue increase for Australia over 2009. Currency added $8 million to Asia revenue and $18 million to Australia revenue.

Net Sales and Operating Revenues for Years 2009 and 2008

The following tables reflect our revenues for the years of 2009 and 2008. See “Net Sales and Operating Revenues for Years 2010 and 2009” for a description of why we present these reconciliations of revenue.

	Year Ended December 31, 2009
					Revenues
				Substrate	Excluding
			Revenues	Sales	Currency and
		Currency	Excluding	Excluding	Substrate
	Revenues	Impact	Currency	Currency	Sales
	(Millions)

North America Original Equipment
Ride Control	$382	$(4)	$386	$—	$386
Emission Control	1,154	(2)	1,156	530	626

Total North America Original Equipment	1,536	(6)	1,542	530	1,012
North America Aftermarket
Ride Control	406	(4)	410	—	410
Emission Control	150	(2)	152	—	152

Total North America Aftermarket	556	(6)	562	—	562
Total North America	2,092	(12)	2,104	530	1,574
Europe Original Equipment
Ride Control	421	(25)	446	—	446
Emission Control	917	(178)	1,095	305	790

Total Europe Original Equipment	1,338	(203)	1,541	305	1,236
Europe Aftermarket
Ride Control	181	(14)	195	—	195
Emission Control	154	(16)	170	—	170

Total Europe Aftermarket	335	(30)	365	—	365
South America & India	374	(40)	414	50	364
Total Europe, South America & India	2,047	(273)	2,320	355	1,965
Asia	380	6	374	84	290
Australia	130	(20)	150	11	139

Total Asia Pacific	510	(14)	524	95	429

Total Tenneco	$4,649	$(299)	$4,948	$980	$3.968

	Year Ended December 31, 2008
					Revenues
				Substrate	Excluding
			Revenues	Sales	Currency and
		Currency	Excluding	Excluding	Substrate
	Revenues	Impact	Currency	Currency	Sales
	(Millions)

North America Original Equipment
Ride Control	$493	$—	$493	$—	$493
Emission Control	1,591	—	1,591	773	818

Total North America Original Equipment	2,084	—	2,084	773	1,311
North America Aftermarket
Ride Control	390	—	390	—	390
Emission Control	156	—	156	—	156

Total North America Aftermarket	546	—	546	—	546
Total North America	2,630	—	2,630	773	1,857
Europe Original Equipment
Ride Control	479	—	479	—	479
Emission Control	1,487	—	1,487	539	948

Total Europe Original Equipment	1,966	—	1,966	539	1,427
Europe Aftermarket
Ride Control	213	—	213	—	213
Emission Control	190	—	190	—	190

Total Europe Aftermarket	403	—	403	—	403
South America & India	389	—	389	55	334
Total Europe, South America and India	2,758	—	2,758	594	2,164
Asia	342	—	342	109	233
Australia	186	—	186	16	170

Total Asia Pacific	528	—	528	125	403

Total Tenneco	$5,916	$—	$5,916	$1,492	$4,424

	Year Ended December 31, 2009
	Versus Year Ended December 31, 2008
	Dollar and Percent Increase (Decrease)
			Revenues
			Excluding
			Currency and
			Substrate
	Revenues	Percent	Sales	Percent
	(Millions Except Percent Amounts)

North America Original Equipment
Ride Control	$(111)	(23)%	$(107)	(22)%
Emission Control	(437)	(27)%	(192)	(23)%

Total North America Original Equipment	(548)	(26)%	(299)	(23)%
North America Aftermarket
Ride Control	16	4%	20	5%
Emission Control	(6)	(4)%	(4)	(3)%

Total North America Aftermarket	10	2%	16	3%
Total North America	(538)	(20)%	(283)	(15)%
Europe Original Equipment
Ride Control	(58)	(12)%	(33)	(7)%
Emission Control	(570)	(38)%	(158)	(17)%

Total Europe Original Equipment	(628)	(32)%	(191)	(13)%
Europe Aftermarket
Ride Control	(32)	(15)%	(18)	(8)%
Emission Control	(36)	(19)%	(20)	(11)%

Total Europe Aftermarket	(68)	(17)%	(38)	(9)%
South America & India	(15)	(4)%	30	9%
Total Europe, South America & India	(711)	(26)%	(199)	(9)%
Asia	38	11%	57	25%
Australia	(56)	(30)%	(31)	(18)%

Total Asia Pacific	(18)	(3)%	26	6%

Total Tenneco	$(1,267)	(21)%	$(456)	(10)%

Light Vehicle Industry Production by Region for Years Ended December 31, 2009 and 2008 (According to IHS Automotive, January, 2011)

	Year Ended
	December 31,		Increase
	2009	2008	(Decrease)	% Increase
	(Number of Vehicles in Thousands)

North America	8,566	12,592	(4,026)	(32)%

Europe	16,844	21,204	(4,360)	(21)%
South America	3,697	3,765	(68)	(2)%
India	2,402	2,045	357	17%

Total Europe, South America & India	22,943	27,014	(4,071)	(15)%

China	12,886	8,483	4,403	52%

Australia	222	323	(101)	(31)%

North American light vehicle production decreased 32 percent in 2009 as compared to 2008. Industry Class 8 commercial vehicle production was down 38 percent and industry Class 4-7 commercial vehicle production was down 39 percent in 2009 compared to 2008. Revenues from our North American operations decreased for 2009 compared to 2008; lower sales from both North American OE business units were partially offset by higher aftermarket revenues. North American OE revenues were down mainly due to lower OE production volumes year-over-year and lower pricing, mainly a decrease in steel recovery due to lower steel costs, which had a combined impact on OE revenues of $552 million. Excluding unfavorable currency, aftermarket revenues were up driven by stronger ride control volumes and favorable pricing in both product lines, which impacted revenue in total by $32 million partially offset by lower emission control volumes of $15 million.

Our European, South American and Indian segment’s revenues decreased in 2009 compared to 2008 due to lower sales in all European business units and South America. The 2009 total European light vehicle industry production was down 21 percent when compared to 2008. Europe OE emission control revenues for 2009 were down compared to 2008 due to unfavorable currency of $178 million and lower OE production volumes and unfavorable pricing, primarily decreased year-over-year alloy surcharge recovery due to lower alloy surcharge costs, which had a combined impact on revenue of $392 million. Europe OE ride control revenues in 2009 were down from 2008, due to unfavorable currency of $25 million and lower production volumes, partially offset by new ride control launches including new CES business, and a favorable vehicle mix weighted toward the A/B segment vehicles, which were better sellers under the 2009 government incentive programs, which combined, impacted revenues by $41 million. European aftermarket revenues decreased for 2009 compared to 2008 due to unfavorable currency of $30 million. The overall market declined but particularly heavy duty ride control products and the ride control market in Eastern Europe where economies were more severely impacted by the economic crisis. Light vehicle production decreased 2 percent in South America and increased 17 percent in India for 2009 when compared to 2008. South American and Indian revenues were down during 2009 compared to 2008 due mainly to unfavorable currency of $40 million. When unfavorable currency and substrates were excluded, revenue was up compared to 2008. Our South American and Indian operations benefited from improved OE production volumes in India and favorable pricing in both regions.

Industry light vehicle production increased 52 percent in China and decreased 31 percent in Australia in 2009 compared to 2008. Revenues from our Asia Pacific segment, which includes Australia and Asia, decreased in 2009 compared to 2008 due to lower sales in Australia partially offset by higher sales in Asia. Asian revenues were up from 2008 primarily due to higher OE production volumes, mainly due to China, which impacted revenue by $34 million. Full year 2009 revenues for Australia decreased due to $20 million of unfavorable currency and industry light vehicle production declines.

Earnings before Interest Expense, Income Taxes and Noncontrolling Interests (“EBIT”) for Years 2010 and 2009

	Year Ended December 31,
	2010	2009	Change
		(Millions)

North America	$155	$42	$113
Europe, South America and India	76	20	56
Asia Pacific	50	30	20

	$281	$92	$189

The EBIT results shown in the preceding table include the following items, discussed below under “Restructuring and Other Charges” and “Liquidity and Capital Resources — Capitalization”, which have an effect on the comparability of EBIT results between periods:

	Year Ended
	December 31,
	2010	2009
	(Millions)

North America
Restructuring and related expenses	$14	$17
Pension Charges(1)	6	—
Environmental reserve(2)	—	5
Europe, South America and India
Restructuring and related expenses	3	4
Asia Pacific
Restructuring and related expenses	2	—

(1)	Represents charges related to an actuarial loss for lump-sum pension payments in a non-qualified pension plan in which one current and three former employees were participants. Lump-sum pension payments are required when participants retire or when they turn 55. Two former employees turned 55 in 2010.

(2)	Represents a reserve related to environmental liabilities of a company Tenneco acquired in 1996, at locations never operated by Tenneco, and for which that acquired company had been indemnified by Mark IV Industries, which declared bankruptcy in the second quarter of 2009.

EBIT for North American operations was $155 million in 2010, an increase of $113 million from $42 million one year ago. The benefits to EBIT from significantly higher OE production volumes, the related manufacturing efficiencies and improved aftermarket revenues were partially offset by higher selling, general, administrative and engineering costs, which included higher performance-based compensation costs, the temporary cost reduction efforts from 2009, which included employee furloughs and salary and benefit cuts, that were subsequently restored by the beginning of 2010, charges of $6 million related to an actuarial loss for lump-sum pension payments and increased aftermarket changeover costs related to new aftermarket business. Currency had a $13 million favorable impact on North American EBIT for 2010 when compared to 2009. Restructuring and related expenses of $14 million were included in 2010 compared to $17 million of restructuring and related expenses and an environmental reserve charge of $5 million in 2009.

Our European, South American and Indian segment’s EBIT was $76 million for 2010, up $56 million from $20 million in 2009. The increase was driven by higher OE production volumes and the related manufacturing efficiencies, new platform launches, favorable platform mix in Europe and material cost management activities. Increased selling, general, administrative and engineering costs partially offset the increase. Restructuring and related expenses of $3 million were included in EBIT for 2010, versus $4 million from the same period last year. Currency had a $13 million unfavorable impact on EBIT for 2010.

EBIT for our Asia Pacific segment, which includes Asia and Australia, increased $20 million to $50 million in 2010 from $30 million in the prior year. Higher volumes and the related manufacturing efficiencies drove the EBIT improvement. This increase was partially offset by increased selling, general, administrative and engineering costs. Currency had a $1 million favorable impact on 2010 EBIT for our Asia Pacific segment.

Currency had a $1 million favorable impact on overall company EBIT for 2010 as compared to the prior year.

EBIT for Years 2009 and 2008

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

The EBIT results shown in the preceding table include the following items, discussed below under “Restructuring and Other Charges” and “Liquidity and Capital Resources — Capitalization”, which have an effect on the comparability of EBIT results between periods:

	Year Ended
	December 31,
	2009	2008
	(Millions)

North America
Restructuring and related expenses	$17	$16
Environmental reserve(1)	5	—
New aftermarket customer changeover costs(2)	—	7
Goodwill impairment charge(3)	—	114
Europe, South America and India
Restructuring and related expenses	4	22
Asia Pacific
Restructuring and related expenses	—	2

(1)	Represents a reserve related to environmental liabilities of a company Tenneco acquired in 1996, at locations never operated by Tenneco, and for which that acquired company had been indemnified by Mark IV Industries, which declared bankruptcy in the second quarter of 2009.

(2)	Represents costs associated with changing new aftermarket customers from their prior suppliers to an inventory of our products. Although our aftermarket business regularly incurs changeover costs, we specifically identify in the table above those changeover costs that, based on the size or number of customers involved, we believe are of an unusual nature for the period which they were incurred.

(3)	Non-cash asset impairment charge related to goodwill for Tenneco’s 1996 acquisition of Clevite Industries.

EBIT for North American operations was $42 million in 2009, an increase of $149 million from a loss of $107 million in 2008. The benefits to EBIT from new platform launches, manufacturing efficiencies, reduced selling, general, administrative and engineering spending, lower customer changeover costs, restructuring savings, impairment charge and customer recoveries were only partially offset by lower OE production volumes and the related manufacturing fixed cost absorption and increased restructuring and related expenses. Currency had a $10 million favorable impact on North American EBIT. Restructuring and related expenses of $17 million and an environmental charge of $5 million were included in 2009. Restructuring and related costs of $16 million, a goodwill impairment charge of $114 million and changeover costs for new aftermarket customers of $7 million were included in 2008 EBIT.

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

EBIT for our Asia Pacific segment, which includes Asia and Australia, increased $11 million to $30 million in 2009 compared to $19 million in 2008. Higher OE production volumes in Asia, restructuring savings, manufacturing cost improvements, material cost management and reduced restructuring and related expenses drove the improvement. Lower OE production volumes in Australia and the related manufacturing fixed cost absorption partially offset these improvements. Unfavorable currency of $3 million impacted Asia Pacific’s 2009 EBIT. Included in Asia Pacific’s 2008 EBIT was $2 million in restructuring and related expenses.

Currency had a $7 million unfavorable impact on overall company EBIT for 2009 as compared to 2008.

EBIT as a Percentage of Revenue for Years 2010, 2009 and 2008

	Year Ended
	December 31,
	2010	2009	2008

North America	6%	2%	(4)%
Europe, South America and India	3%	1%	3%
Asia Pacific	7%	6%	4%
Total Tenneco	5%	2%	—

In North America, EBIT as a percentage of revenue for 2010 was up four percentage points when compared to last year. The increase in EBIT from higher OE production volumes and the related manufacturing efficiencies, decreased restructuring and related charges, higher aftermarket sales and favorable currency was partially offset as a percentage of revenue by higher selling, general, administrative and engineering expenses, including higher aftermarket changeover costs, higher performance-based compensation costs and charges for an actuarial loss for lump-sum pension payments. In Europe, South America and India, EBIT margin for 2010 was two percentage points higher than prior year due to improved volumes, the related manufacturing efficiencies, lower restructuring and related expenses, favorable platform mix and material cost management actions, partially offset by unfavorable currency and increased selling, general, administrative and engineering expenses. EBIT as a percentage of revenue for our Asia Pacific segment increased one percentage point in 2010 versus the prior year as higher volumes and the related manufacturing efficiencies were partially offset by increased selling, general, administrative and engineering expenses.

In North America, EBIT as a percentage of revenue for 2009 was up six percentage points from 2008. The benefits to EBIT from new platform launches, manufacturing efficiencies, reduced selling, general, administrative and engineering spending, lower customer changeover costs and goodwill impairment charges, favorable currency, restructuring savings and customer recoveries were only partially offset by lower OE production volumes, the related manufacturing fixed cost absorption and an environmental reserve. During 2009, North American results included higher restructuring and related charges. In Europe, South America and India, EBIT margin for 2009 was down two percentage points from 2008. Lower OE production volumes and the related manufacturing fixed cost absorption, aftermarket sales declines and unfavorable currency impact were partially offset by new platform launches, improved pricing, favorable material costs and savings from our prior restructuring activities. Restructuring and related expenses were lower in Europe, South America and India’s 2009 EBIT compared to 2008. EBIT as a percentage of revenue for our Asia Pacific segment increased two percentage points in 2009 versus 2008. Higher OE production volumes in Asia, restructuring savings, manufacturing cost improvements, material cost management and reduced restructuring and related expenses drove the improvement which was partially offset by OE production volume decreases in Australia and the related manufacturing fixed cost absorption and unfavorable currency. Asia Pacific 2009 results included lower restructuring and related expenses over 2008.

Interest Expense, Net of Interest Capitalized

We reported interest expense in 2010 of $149 million net of interest capitalized of $4 million ($146 million in our U.S. operations and $3 million in our foreign operations), up from $133 million net of interest capitalized of $4 million ($130 million in our U.S. operations and $3 million in our foreign operations) in 2009. Included in 2010 was $27 million of expense related to our refinancing activities and $4 million of expense related to an accounting change impacting our factored receivables. See “Liquidity and Capital Resources” below for further discussion of the accounting change. Excluding the refinancing expenses, interest expense decreased in 2010 compared to the prior year as a result of our lower average borrowings due to our operating cash performance and last year’s equity offering.

We reported interest expense in 2009 of $133 million net of interest capitalized of $4 million ($130 million in our U.S. operations and $3 million in our foreign operations), up from $113 million net of interest capitalized of $6 million ($111 million in our U.S. operations and $2 million in our foreign operations) in 2008 primarily related to higher interest rates due to the amendment of the senior credit facility in February 2009. In addition, the requirement to mark to market our interest rate swaps decreased interest expense by $7 million in 2008.

On December 31, 2010, we had $1,011 million in long-term debt obligations that have fixed interest rates. $20 million was fixed through November 2014, $250 million is fixed through November 2015, $225 million is fixed through August 2018, $500 million is fixed through December 2020 and the remainder is fixed from 2011 through 2025. On January 7, 2011, we redeemed the remaining outstanding $20 million principal amount of our 8 5/8 percent senior subordinated notes plus accrued and unpaid interest. We also have $152 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” later in this Management’s Discussion and Analysis.

Income Taxes

Income tax expense was $69 million for 2010. The tax expense recorded for 2010 differs from a statutory rate of 35 percent due to tax charges of $23 million primarily related to the impact of recording a valuation allowance against the tax benefit for losses in the U.S. and certain foreign jurisdictions and charges related to adjustments to prior year income taxes and tax contingencies, partially offset by income generated in lower tax rate jurisdictions. In 2009, we recorded income tax expense of $13 million. Computed using the U.S. Federal statutory income tax rate of 35 percent, income tax would be a benefit of $14 million. The difference is due primarily to valuation allowances against deferred tax assets generated by 2009 losses in the U.S. and in certain foreign countries which we cannot benefit, partially offset by adjustments to past valuation allowances for deferred tax assets including a reversal of $20 million of U.S. valuation allowance based on the change in the fair value of a tax planning strategy. We reported income tax expense of $289 million in 2008 which included $244 million in tax charges primarily related to recording a valuation allowance against our U.S. deferred tax assets, repatriating cash from Brazil as a result of strong performance in South America over the past several years and changes in foreign tax rates.

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

In 2010, we incurred $19 million in restructuring and related costs, of which $14 million was recorded in cost of sales and $5 million was recorded in depreciation and amortization expense.

Amounts related to activities that are part of our restructuring plans are as follows:

	December 31,				December 31,
	2009	2010	Impact of		2010
	Restructuring	Cash	Exchange	Reserve	Restructuring
	Reserve	Payments	Rates	Adjustments	Reserve
	(Millions)

Severance	$15	(7)	—	(1)	$7

Under the terms of our amended and extended senior credit agreement that took effect on June 3, 2010, we are allowed to exclude $60 million of cash charges and expenses, before taxes, related to cost reduction initiatives incurred after June 3, 2010 from the calculation of the financial covenant ratios required under our senior credit facility. As of December 31, 2010, we have excluded $9 million in cumulative allowable charges relating to restructuring initiatives against the $60 million available under the terms of the senior credit facility.

On September 22, 2009, we announced that we will be closing our original equipment ride control plant in Cozad, Nebraska. We estimate this closing will generate $8 million in annualized cost savings once completed, incremental to the $58 million of savings related to our October 2008 restructuring announcement. We expect the elimination of 500 positions at the Cozad plant and expect to record up to $21 million in restructuring and related expenses, of which approximately $16 million represents cash expenditures. We originally planned to have completed the closing of this facility by the end of 2010, however, as a result of the faster than expected increase in light vehicle production in North America and to better optimize the transfer of some of the manufacturing activities, we plan to continue certain production lines through the first half of 2011. We plan to hire at other facilities as we move the production from Cozad to those facilities, resulting in a net decrease of approximately 60 positions. During 2009 we recorded $11 million of restructuring and related expenses related to this initiative. For the twelve months ended December 31, 2010 we recorded $10 million of restructuring and related expenses related to this initiative.

At December 31, 2010, our restructuring reserve in Europe was $1 million which relates to a number of restructuring activities at certain European facilities.

Earnings (Loss) Per Share

We reported net income of $39 million or $0.63 per diluted common share for 2010. Included in the results for 2010 were negative impacts from expenses related to our restructuring activities, pension charges, costs related to our refinancing activities and tax adjustments. The net impact of these items decreased earnings per diluted share by $0.94. We reported a net loss of $73 million or $1.50 per diluted common share for 2009. Included in the results for 2009 were negative impacts from expenses related to our restructuring activities, an environmental reserve and tax adjustments. The net impact of these items decreased earnings per diluted share by $0.91. We reported a net loss of $415 million or $8.95 per diluted common share for 2008. Included in the results for 2008 were negative impacts from expenses related to our restructuring activities, new aftermarket customer changeover costs, a goodwill impairment charge and tax adjustments. The net impact of these items decreased earnings per diluted share by $9.37.

Dividends on Common Stock

On January 10, 2001, our Board of Directors eliminated the quarterly dividend on our common stock. There are no current plans to reinstate a dividend on our common stock.

Cash Flows for 2010 and 2009

	Year Ended
	December 31,
	2010	2009
	(Millions)

Cash provided (used) by:
Operating activities	$244	$241
Investing activities	$(157)	(119)
Financing activities	$(30)	(87)

Operating Activities

For 2010, operating activities provided $244 million in cash compared to $241 million in cash during the same period last year. For 2010, cash used for working capital was $71 million versus $65 million of cash provided from working capital in 2009. Receivables were a use of cash of $231 million compared to a cash use of $8 million in the prior year. The change in cash flow from receivables was partially due to higher year-over-year sales and a change in accounting in the first quarter of 2010. This accounting change requires that North America accounts receivable securitization programs be accounted for as secured borrowings rather than as a sale of accounts receivables. As a result, funding from the North America accounts receivable securitization program is included in net cash provided by financing activities on the statement of cash flows and was previously reflected in net cash used by operating activities. See “Liquidity and Capital Resources” below for further discussion of the accounting change. Inventory represented a cash outflow of $122 million during 2010, compared to a cash inflow of $101 million in the prior year. The year-over-year change to cash flow from inventory was primarily a result of higher OE production levels. The higher production environment also led to accounts payable providing cash of $238 million in 2010, compared to a use of cash of $2 million in the prior year. Cash taxes were $53 million for 2010 compared to $38 million in the prior year.

One of our European subsidiaries receives payment from one of its OE customers whereby the accounts receivable are satisfied through the delivery of negotiable financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets as they do not meet our definition of cash equivalents. The amount of these financial instruments that were collected before their maturity date and sold at a discount totaled $6 million as of December 31, 2010, compared with $5 million at December 31, 2009. No negotiable financial instruments were held by our European subsidiary as of December 31, 2010 or 2009, respectively.

In certain instances several of our Chinese subsidiaries receive payment from OE customers and satisfy vendor payments through the receipt and delivery of negotiable financial instruments. Financial instruments used to satisfy vendor payables and not redeemed totaled $8 million and $15 million at December 31, 2010 and 2009, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $11 million and $15 million at December 31, 2010 and 2009, respectively. We classify financial instruments received from our OE customers as other current assets if issued by a financial institution of our customers or as customer notes and accounts, net if issued by our customer. We classified $11 million and $15 million in other current assets at December 31, 2010 and 2009, respectively. Some of our Chinese subsidiaries that issue their own negotiable financial instruments to pay vendors are required to maintain a cash balance if they exceed certain credit limits with the financial institution that guarantees those financial instruments. A restricted cash balance was not required at those Chinese subsidiaries at December 31, 2010 and 2009, respectively.

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

Investing Activities

Cash used for investing activities was $38 million higher in 2010 compared to a year ago. Cash payments for plant, property, and equipment were $151 million in 2010 versus payments of $120 million in 2009, an increase of $31 million. This increase was due to deferring discretionary projects in 2009, the investments for new business launches, technology development and future growth opportunities. Cash payments for software-related intangible assets were $12 million in 2010 compared to $6 million in 2009.

Financing Activities

Cash flow from financing activities was an outflow of $30 million in 2010 compared to an outflow of $87 million in 2009. The 2010 outflow was primarily due to debt issuance costs related to our refinancing activities. We used $188 million in net proceeds from our common stock offering in 2009 to pay down debt, primarily borrowings against our revolving credit facility. We ended 2010 with no borrowings under our revolving credit facility. As mentioned above in the “Operating Activities” section of this cash flow discussion, cash flow from financing activities was impacted by the accounting change for the way we account for our North American accounts receivable securitization programs. At December 31, 2010, there were no borrowings outstanding under the North American accounts receivable securitization programs.

Cash Flows for 2009 and 2008

	Year Ended
	December 31,
	2009	2008
	(Millions)

Cash provided (used) by:
Operating activities	$241	$160
Investing activities	(119)	(261)
Financing activities	(87)	(58)

Operating Activities

In 2009, operating activities provided $241 million in cash compared to $160 million in cash provided during 2008. In 2009, working capital provided cash of $65 million versus a cash use of $31 million in 2008. Receivables were a use of cash of $8 million compared to cash provided by receivables of $126 million in 2008. This decrease in cash flow from receivables was attributable to the revenue decline in the fourth quarter of 2008 as compared to the revenue increase in the fourth quarter of 2009 combined with reduced cash flow from factored receivables which decreased receivable collections by $42 million in 2009 compared to $22 million in increased collections of receivables for 2008. Inventory cash flow improved by $82 million as a result of our inventory management efforts. Accounts payable used cash of $2 million compared to $181 million in 2008, an improvement of $179 million. Cash taxes were $38 million for 2009, compared to $62 million in 2008, reflecting lower 2009 taxable income in jurisdictions where we were taxpayers.

One of our European subsidiaries receives payment from one of its OE customers whereby the accounts receivable are satisfied through the delivery of negotiable financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets as they do not meet our definition of cash equivalents. The amount of these financial instruments that were collected before their maturity date and sold at a discount totaled $5 million as of December 31, 2009, compared with $23 million at December 31, 2008. No negotiable financial instruments were held by our European subsidiary as of December 31, 2009 or 2008, respectively.

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

Investing Activities

Cash used for investing activities was $142 million lower in 2009 compared to 2008. Cash payments for plant, property and equipment were $120 million in 2009 versus payments of $233 million in 2008, a reduction of $113 million. This reduction was due to deferring discretionary projects, redeploying assets and using existing capacity while continuing to make the investments needed for new business launches, technology development and future growth opportunities. Cash of $19 million was used to acquire ride control assets at Delphi’s Kettering, Ohio location during 2008. Also in 2008, we acquired Gruppo Marzocchi which resulted in a $3 million cash inflow ($(1) million cash consideration paid, net of $4 million cash acquired). Cash payments for software-related intangible assets were $6 million in 2009 compared to $15 million in 2008.

Financing Activities

Cash flow from financing activities was an outflow of $87 million in the fourth quarter of 2009 compared to an inflow of $58 million in 2008. We used the $188 million in net proceeds from our common stock offering in the fourth quarter of 2009 to pay down debt, primarily borrowings against our revolving credit facility. We ended 2009 with no borrowings under our revolving credit facility.

Outlook

We are well positioned to deliver revenue growth in 2011 as we launch new business, ramp up programs that have already launched, help our customers meet stricter emissions standards for both on-road and non-road vehicles and take advantage of volume increases while continuing to benefit from cost reductions and operational improvements. We estimate that our global original equipment revenues will be approximately $5.9 billion in 2011 and $7.1 billion in 2012 with substrate sales making up 29 percent of total OE revenue each year. We expect our global original equipment revenue to increase to between $9.5 billion and $11 billion by 2015, with substrate sales comprising 32 percent of total OE revenue.

Between 2009 and 2012, we are launching multiple programs with thirteen different commercial vehicle customers, both truck and engine manufacturers, to help customers meet new emissions regulations for on-road and non-road commercial vehicles. We began to launch some of these programs in China at the end of 2009 with China National Heavy Truck Company, Shanghai Diesel Engine Company and Weichai Power. Programs in North America, Europe and South America primarily began to launch in the second half of 2010. Our commercial vehicle emission control customers also include Caterpillar, John Deere, Navistar, FAW, Deutz and Guangxi Yuchai Machinery Company as well as four customers who will be announced as programs launch. We will also be supplying diesel aftertreatment systems, including selective catalytic reduction, for next generation heavy-duty pick-up trucks in North America. Based on the current commercial vehicle production forecasts mentioned above, we project that our commercial and specialty vehicle revenue to be

$0.8 billion in 2011 and $1.6 billion in 2012 and account for about 30 percent to 35 percent of our global original equipment revenue by 2015.

The revenue estimates presented in this “Outlook” are based on volume projections summarized in the following chart and on original equipment manufacturers’ programs that have been formally awarded to the company; programs where the company is highly confident that it will be awarded business based on informal customer indications consistent with past practices; our status as supplier for existing programs and our relationships and experience with the customer; and the actual original equipment revenues achieved by the company for each of the last several years compared to the amount of those revenues that the company estimated it would generate at the beginning of each year. Our revenue estimates are subject to increase or decrease due to changes in customer requirements, customer and consumer preferences, and the number of vehicles actually produced by our customers. We update these estimates annually. In the interim we do not intend to otherwise update the estimates to reflect future changes in these assumptions. In addition, our revenue estimate is based on our anticipated pricing for each applicable program over its life. However, we are under continuing pricing pressures from our OE customers. We do not intend to update the amounts shown above for any price changes. Finally, for our foreign operations, our revenue estimate assumes fixed foreign currency values relative to the U.S. dollar. These values are used to translate foreign revenues to the U.S. dollar. Although such currency values are subject to fluctuations based on the economic conditions in each of our foreign operations, we do not intend to update the annual revenue estimates shown above due to these fluctuations. See “Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995” and Item 1A, “Risk Factors”.

Light Vehicle Production (According to IHS Automotive, January, 2011)

	2010A	2011	2012	2015
	(Number of Vehicles in Millions)

North America	11.9	12.7	13.9	16.6
Europe	19.3	19.8	20.6	23.2
China	16.8	18.0	19.9	24.3
South America	4.0	4.5	4.6	5.4

On-Road Commercial Vehicle Production (Class 4-8) (According to Power Systems Research, January, 2011)

	2010A	2011	2012	2015
	(Number of Vehicles in Thousands)

North America	270	360	468	439
Europe	387	499	643	708
China	1,116	1,002	1,029	1,077
Brazil	176	188	161	185

Non-Road Commercial Vehicle Production (Agriculture, Construction, Mining & Forestry) (According to Power Systems Research, January, 2011)

	2010A	2011	2012	2015
	(Number of Vehicles in Thousands)

U.S. (≥25hp)	198	210	229	266
Europe (≥50hp)	369	390	421	470

We anticipate that the global aftermarket for 2011 will continue to be a strong contributor to our business. We will continue to support our strong brands and aggressively pursue new customers, actions that we hope will help expand our market share globally.

We expect our capital expenditures for 2011 to be approximately $190 million to $210 million. We expect our 2011 interest expense to be about $105 million and our 2011 cash taxes to range between $75 million and $90 million.

Liquidity and Capital Resources

Capitalization

	Year Ended
	December 31,
	2010	2009	% Change
	(Millions)

Short-term debt and maturities classified as current	$63	$75	(16)%
Long-term debt	1,160	1,145	1

Total debt	1,223	1,220	—

Total redeemable noncontrolling interests	12	7	71

Total noncontrolling interests	39	32	22

Tenneco Inc. shareholders’ equity	(4)	(21)	81

Total equity	35	11	218

Total capitalization	$1,270	$1,238	(3)

General.  Short-term debt, which includes maturities classified as current and borrowings by foreign subsidiaries, was $63 million and $75 million as of December 31, 2010 and 2009, respectively. We had no borrowings outstanding under our revolving credit facilities, which would otherwise be classified as long-term debt, as of December 31, 2010 and, 2009, respectively.

The 2010 year-to-date increase in total equity primarily resulted from net income attributable to Tenneco Inc. of $39 million, a $14 million increase in premium on common stock and other capital surplus relating to common stock issued pursuant to benefit plans, offset by a $24 million decrease caused by the impact of changes in foreign exchange rates on the translation of financial statements of our foreign subsidiaries into U.S. dollars, a net decrease in premium on common stock and other capital surplus relating to a $11 million purchase of an additional 20 percent of equity interest from a Chinese noncontrolling joint venture partner and a $1 million decrease in additional liability for pension and postretirement benefits.

Overview.  Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions. The arrangement is secured by substantially all our domestic assets and pledges of up to 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries.

On June 3, 2010 we completed an amendment and extension of our senior secured credit facility by extending the term of our revolving credit facility and replacing our $128 million term loan A with a larger and longer maturity term loan B facility. As a result of the amendment and extension, as of December 31, 2010, the senior credit facility provides us with a total revolving credit facility size of $622 million until March 16, 2012, when commitments of $66 million will expire. After March 16, 2012, the extended revolving credit facility will provide $556 million of revolving credit and will mature on May 31, 2014. The extended facility will mature earlier on December 15, 2013, if our $130 million tranche B-1 letter of credit/revolving loan facility is not refinanced by that date. Prior to maturity, funds may be borrowed, repaid and re-borrowed under the two revolving credit facilities without premium or penalty. The leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA as defined in the senior credit facility agreement) was decreased from 5.00 to 4.50 for the second quarter of 2010; from 4.75 to 4.25 for the third quarter of 2010; and from 4.50 to 4.25 for the fourth quarter of 2010 as a result of the June 3, 2010 amendment.

As of December 31, 2010, the senior credit facility also provides a six-year, $150 million term loan B maturing in June 2016, and a seven-year $130 million tranche B-1 letter of credit/revolving loan facility maturing in March 2014. We are required to make quarterly principal payments of $375 thousand on the term loan B, beginning on September 30, 2010 through March 31, 2016 with a final payment of $141 million due June 3, 2016. The tranche B-1 letter of credit/revolving loan facility requires repayment by March 2014. We can enter into revolving loans and issue letters of credit under the $130 million tranche B-1 letter of credit/

revolving loan facility. The tranche B-1 letter of credit/revolving loan facility is reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. There is no additional cost to us for issuing letters of credit under the tranche B-1 letter of credit/revolving loan facility. However, outstanding letters of credit reduce our availability to enter into revolving loans under the facility. We pay the tranche B-1 lenders interest equal to LIBOR plus a margin on all borrowings under the facility. Funds deposited with the administrative agent by the lenders and not borrowed by the Company earn interest at an annual rate approximately equal to LIBOR less 25 basis points.

Beginning June 3, 2010 our term loan B and revolving credit facility, bear interest at an annual rate equal to, at our option, either (i) the London Interbank Offered Rate plus a margin of 475 and 450 basis points, respectively, or (ii) a rate consisting of the greater of (a) the JPMorgan Chase prime rate plus a margin of 375 and 350 basis points, respectively, (b) the Federal Funds rate plus 50 basis points plus a margin of 375 and 350 basis points, respectively, and (c) the Eurodollar Rate plus 100 basis points plus a margin of 375 and 350 basis points, respectively. The margin we pay on these borrowings will be reduced by 25 basis points following each fiscal quarter for which our consolidated net leverage ratio is less than 2.25 for extending lenders and for the term loan B and will be further reduced by an additional 25 basis points following each fiscal quarter for which the consolidated net leverage ratio is less than 2.0 for extending lenders. The margin we pay on these borrowings for extending lenders will increase by 50 basis points following each fiscal quarter for which our consolidated net leverage ratio is greater than or equal to 4.0 and will be further increased by an additional 50 basis points following each fiscal quarter for which the consolidated net leverage ratio is greater than or equal to 5.0. Our consolidated net leverage ratio was 2.24 as of December 31, 2010. Accordingly, in March of 2011 the margin we pay on these borrowings will be reduced by 25 basis points for extending lenders and will remain at such level for so long as our consolidated net leverage ratio remains below 2.25 and greater than or equal to 2.0.

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

At December 31, 2010, we had unused borrowing capacity of $699 million under the $752 million amount available under the two revolving credit facilities within our senior secured credit facility with no outstanding borrowings and $53 million in letters of credit outstanding. As of December 31, 2010 our outstanding debt also includes $20 million of 8 5/8 percent subordinated notes due January 7, 2011, $250 million of 8 1/8 percent senior notes due November 15, 2015, $149 million term loan B due June 3, 2016, $225 million of 7 3/4 percent senior notes due August 15, 2018, $500 million of 6 7/8 percent senior notes due December 15, 2020, and $78 million of other debt.

On December 9, 2010, we commenced a cash tender offer of our outstanding $500 million 8 5/8 percent senior subordinated notes due in 2014 and a consent solicitation to amend the indenture governing these notes. The consent solicitation expired on December 22, 2010 and the cash tender offer expired on January 6, 2011. On December 23, 2010, we issued $500 million of 6 7/8 percent senior notes due December 15, 2020. The net proceeds of this transaction, together with cash and available liquidity, was used to finance the purchase of our 8 5/8 percent senior subordinated notes pursuant to the tender offer at a price of 103.25 percent of the principal amount, plus accrued and unpaid interest for holders who tendered prior to the expiration of the consent solicitation, and 100.25 percent of the principal amount, plus accrued and unpaid interest, for other participants. On January 7, 2011, we redeemed all remaining senior subordinated notes that were not previously tendered at a price of 102.875 percent of the principal amount, plus accrued and unpaid interest. To facilitate these transactions, we amended our senior credit agreement to permit us to refinance our senior subordinated notes with new senior unsecured notes. We did not incur any fee in connection with this amendment. The new notes are general senior obligations of Tenneco Inc. and are not secured by assets of Tenneco Inc. or the guarantors. We recorded $20 million of pre-tax charges in December 2010 and expect to record an additional $1 million of pre-tax charges in the first quarter of 2011 related to our repurchase and redemption of our 8 5/8 percent senior subordinated notes.

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

	12/24/2008	2/23/2009	3/2/2009	5/15/2009	8/14/2009	3/1/2010
	thru	thru	thru	thru	thru	thru	Beginning
	2/22/2009	3/1/2009	5/14/2009	8/13/2009	2/28/2010	6/2/2010	6/3/2010

Applicable Margin over LIBOR for Revolving Loans	3.00%	5.50%	4.50%	5.00%	5.50%	4.50%	4.50%
Applicable Margin over LIBOR for Term Loan B Loans	—	—	—	—	—	—	4.75%
Applicable Margin over LIBOR for Term Loan A Loans	3.00%	5.50%	4.50%	5.00%	5.50%	4.50%	—
Applicable Margin over LIBOR for Tranche B-1 Loans	3.00%	5.50%	5.00%	5.00%	5.50%	5.00%	5.00%
Applicable Margin over Prime-based Loans	2.00%	4.50%	3.50%	4.00%	4.50%	3.50%	—
Applicable Margin over Prime for Revolving Loans	—	—	—	—	—	—	3.50%
Applicable Margin over Prime for Term Loan B Loans	—	—	—	—	—	—	3.75%
Applicable Margin over Prime for Tranche B-1 Loans	—	—	—	—	—	—	4.00%
Applicable Margin over Federal Funds for Revolving Loans	—	—	—	—	—	—	3.50%
Applicable Margin over Federal Funds for Term Loan B Loans	—	—	—	—	—	—	3.75%
Applicable Margin over Federal Funds for Tranche B-1 Loans	2.50%	5.00%	4.00%	4.50%	5.00%	4.00%	4.00%
Commitment Fee	0.50%	0.75%	0.50%	0.50%	0.75%	0.50%	0.75%

Senior Credit Facility — Other Terms and Conditions.  Our senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA, as defined in the senior credit facility agreement), and consolidated interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined under the senior credit facility agreement) at the end of each period indicated. Failure to maintain these ratios will result in a default under our senior credit facility. The financial ratios required under the amended and restated senior credit facility and, the actual ratios we achieved for four quarters of 2010, are as follows:

	Quarter Ended
	March 31,		June 30,		September 30,		December 31,
	2010		2010		2010		2010
	Req.	Act.	Req.	Act.	Req.	Act.	Req.	Act.

Leverage Ratio (maximum)	5.50	2.77	4.50	2.42	4.25	2.41	4.25	2.24
Interest Coverage Ratio (minimum)	2.00	3.04	2.25	3.70	2.30	3.97	2.35	3.99

The financial ratios required under the senior credit facility for 2011 and beyond are set forth below.

		Interest
	Leverage	Coverage
Period Ending	Ratio	Ratio

March 31, 2011	4.00	2.55
June 30, 2011	3.75	2.55
September 30, 2011	3.50	2.55
December 31, 2011	3.50	2.55
Each quarter thereafter	3.50	2.75

The covenants in our senior credit facility agreement generally prohibit us from repaying or refinancing our senior notes. So long as no default existed, we would, however, under our senior credit facility agreement, be permitted to repay or refinance our senior notes: (i) with the net cash proceeds of incremental facilities and permitted refinancing indebtedness (as defined in the senior credit facility agreement); (ii) with the net cash proceeds from the sale of shares of our common stock; (iii) in exchange for permitted refinancing indebtedness or in exchange for shares of our common stock; (iv) with the net cash proceeds of any new senior or subordinated unsecured indebtedness; (v) with the proceeds of revolving credit loans (as defined in the senior credit facility agreement); (vi) with the cash generated by the operations of the company; and (vii) in an amount equal to the sum of (A) the net cash proceeds of qualified stock issued by the Company after March 16, 2007, plus (B) the portion of annual excess cash flow (beginning with excess cash flow for fiscal year 2010) not required to be applied to payment of the credit facilities and which is not used for other purposes, provided that the aggregate principal amount of senior notes purchased and cancelled or redeemed pursuant to clauses (v), (vi) and (vii), is capped as follows based on the pro forma consolidated leverage ratio after giving effect to such purchase, cancellation or redemption:

Aggregate Senior
Note Maximum
Proforma Consolidated Leverage Ratio	Amount
(Millions)

Greater than or equal to 3.0x	$20
Greater than or equal to 2.5x	$100
Less than 2.5x	$125

Although the senior credit facility agreement would permit us to repay or refinance our senior notes under the conditions described above, any repayment or refinancing of our outstanding notes would be subject to market conditions and either the voluntary participation of noteholders or our ability to redeem the notes under the terms of the applicable note indenture. For example, while the senior credit agreement would allow us to repay our outstanding notes via a direct exchange of the notes for either permitted refinancing indebtedness or for shares of our common stock, we do not, under the terms of the agreements governing our outstanding notes, have the right to refinance the notes via any type of direct exchange.

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

(vi) dividends and share repurchases; (vii) mergers and consolidations; and (viii) refinancing of the senior notes. Compliance with these requirements and restrictions is a condition for any incremental borrowings under the senior credit facility agreement and failure to meet these requirements enables the lenders to require repayment of any outstanding loans. As of December 31, 2010, we were in compliance with all the financial covenants and operational restrictions of the facility. Our senior credit facility does not contain any terms that could accelerate payment of the facility or affect pricing under the facility as a result of a credit rating agency downgrade.

Senior and Subordinated Notes.  As of December 31, 2010, our outstanding debt also includes $20 million of 8 5/8 percent senior subordindated notes due January 7, 2011, $250 million of 8 1/8 percent senior notes due November 15, 2015, $225 million of 7 3/4 percent senior notes due August 15, 2018 and $500 million of 6 7/8 percent senior notes due December 15, 2020. Under the indentures governing the notes, we are permitted to redeem some or all of the remaining senior notes at any time after November 15, 2011 in the case of the senior notes due 2015, August 14, 2014 in the case of the senior notes due 2018, and December 15, 2015 in the case of senior notes due 2020. On January 7, 2011, we redeemed all remaining senior subordinated notes at a price of 102.875 percent of principal amount plus accrued and unpaid interest. If we sell certain of our assets or experience specified kinds of changes in control, we must offer to repurchase the notes. Under the indentures governing the notes, we are permitted to redeem up to 35 percent of the senior notes due 2018, with the proceeds of certain equity offerings completed before August 13, 2013 and up to 35 percent of the senior notes due 2020, with the proceeds of certain equity offerings completed before December 15, 2013.

Our senior notes require that, as a condition precedent to incurring certain types of indebtedness not otherwise permitted, our consolidated fixed charge coverage ratio, as calculated on a pro forma basis, be greater than 2.00. The indentures also contain restrictions on our operations, including limitations on: (i) incurring additional indebtedness or liens; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; (v) asset sales and (vi) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. As of December 31, 2010, we were in compliance with the covenants and restrictions of these indentures.

Accounts Receivable Securitization.  We also securitize some of our accounts receivable on a limited recourse basis in North America and Europe. As servicer under these accounts receivable securitization programs, we are responsible for performing all accounts receivable administration functions for these securitized financial assets including collections and processing of customer invoice adjustments. In North America, we have an accounts receivable securitization program with three commercial banks. We securitize original equipment and aftermarket receivables on a daily basis under the bank program. We had no outstanding third party investments in our securitized accounts receivable bank program as of December 31, 2010 and $62 million at December 31, 2009. In February 2010, the North American program was amended and extended to February 18, 2011, at a maximum facility size of $100 million. As part of this renewal, the margin we pay to our banks decreased. In March 2010, the North American program was further amended to extend the revolving terms of the program to March 25, 2011, add an additional bank and increase the available financing under the facility by $10 million to a new maximum of $110 million. In addition, we added a second priority facility to the North American program, which provides up to an additional $40 million of financing against accounts receivable generated in the U.S. or Canada that would otherwise be ineligible under the existing securitization facility. This new second priority facility also expires on March 25, 2011, and is subordinated to the existing securitization facility.

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

We also securitize receivables in our European operations with regional banks in Europe. The amount of outstanding third party investments in our securitized accounts receivable in Europe was $91 million and $75 million at December 31, 2010 and December 31, 2009, respectively. The arrangements to securitize receivables in Europe are provided under seven separate facilities provided by various financial institutions in each of the foreign jurisdictions. The commitments for these arrangements are generally for one year, but some may be cancelled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon 15 days, or less, notification.

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

We adopted the amended accounting guidance under ASC Topic 860, Accounting for Transfers of Financial Assets effective January 1, 2010. Prior to the adoption of this new guidance, we accounted for activities under our North American and European accounts receivable securitization programs as sales of financial assets to our banks. The new accounting guidance changed the conditions that must be met for the transfer of financial assets to be accounted for as a sale. The new guidance adds additional conditions that must be satisfied for transfers of financial assets to be accounted for as sales when the transferor has not transferred the entire original financial asset, including the requirement that no partial interest holder have rights in the transferred asset that are subordinate to the rights of other partial interest holders. In our North American accounts receivable securitization programs, we transfer a partial interest in a pool of receivables and the interest that we retain is subordinate to the transferred interest. Accordingly, beginning January 1, 2010, we account for our North American securitization program as a secured borrowing. In our European programs we transfer accounts receivables in their entirety to the acquiring entities and satisfy all of the conditions established under amended ASC Topic 860 to report the transfer of financial assets in their entirety as a sale. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under our European securitization programs approximates the fair value of such receivables. We recognized $4 million in interest expense in 2010 relating to our North American securitization program which effective January 1, 2010, is accounted for as a secured borrowing arrangement under the amended accounting guidance for transfers of financial assets. In addition, we recognized a loss of $3 million, $9 million and $10 million for the years ended 2010, 2009 and 2008, respectively, on the sale of trade accounts receivable in both the North American and European accounts receivable securitization programs, representing the discount from book values at which these receivables were sold to our banks. The discount rate varies based on funding costs incurred by our banks, which averaged approximately four percent during 2010.

The impact of the new accounting rules on our consolidated financial statements includes an increase of $4 million in interest expense and a corresponding decrease in loss on sale of receivables on our income statement in 2010. In 2010, there was no cash flow impact as a result of the new accounting rules. Funding levels provided by our European securitization programs continue to be reflected as a change in receivables and included in net cash provided (used) by operating activities as under the previous accounting rules. Had the new accounting rules been in effect prior to 2010, reported receivables and short-term debt would both have been $62 million higher as of December 31, 2009. The loss on sale of receivables would have been $5 million lower, offset by a corresponding $5 million increase to interest expense for 2009. The loss on sales of receivables would have been $4 million lower, offset by a corresponding $4 million increase to interest expense for 2008. Additionally, our cash provided (used) by operations would have decreased by $62 million with a corresponding increase in cash provided by financing activities for the same amount for 2009.

Capital Requirements.  We believe that cash flows from operations, combined with our cash on hand and available borrowing capacity described above, assuming that we maintain compliance with the financial covenants and other requirements of our loan agreement, will be sufficient to meet our future capital requirements, including debt amortization, capital expenditures, pension contributions, and other operational requirements, for the following year. Our ability to meet the financial covenants depends upon a number of operational and economic factors, many of which are beyond our control. In the event that we are unable to meet these financial covenants, we would consider several options to meet our cash flow needs. Such actions include additional restructuring initiatives and other cost reductions, sales of assets, reductions to working capital and capital spending, issuance of equity and other alternatives to enhance our financial and operating position. Should we be required to implement any of these actions to meet our cash flow needs, we believe we can do so in a reasonable time frame.

Contractual Obligations.

Our remaining required debt principal amortization and payment obligations under lease and certain other financial commitments as of December 31, 2010 are shown in the following table:

	Payments due in:
						Beyond
	2011(a)	2012	2013	2014	2015	2015	Total
	(Millions)

Obligations:
Revolver borrowings	$—	$—	$—	$—	$—	$—	$—
Senior term loans	2	2	2	2	2	139	149
Senior subordinated notes	20	—	—	—	—	—	20
Senior notes	—	—	—	—	250	725	975
Customer notes	1	1	2	—	—	—	4
Capital leases	1	—	—	—	—	—	1
Other subsidiary debt	1	1	1	1	1	7	12
Short-term debt	61	—	—	—	—	—	61

Debt and capital lease obligations	86	4	5	3	253	871	1,222
Operating leases	26	19	13	8	5	17	88
Interest payments	104	97	84	60	73	366	784
Capital commitments	48	—	—	—	—	—	48

Total Payments	$264	$120	$102	$71	$331	$1,254	$2,142

Note:	(a) We have included in the 2011 payments, the redemption of all of the outstanding 8 5/8 percent senior subordinated notes that were not previously tendered.

If we do not maintain compliance with the terms of our senior credit facility or senior notes indentures described above, all amounts under those arrangements could, automatically or at the option of the lenders or other debt holders, become due. Additionally, each of those facilities contains provisions that certain events of default under one facility will constitute a default under the other facility, allowing the acceleration of all amounts due. We currently expect to maintain compliance with the terms of all of our various credit agreements for the foreseeable future.

Included in our contractual obligations is the amount of interest to be paid on our long-term debt. As our debt structure contains both fixed and variable rate obligations, we have made assumptions in calculating the amount of future interest payments. Interest on our senior subordinated notes and senior notes is calculated using the fixed rates of 7 3/4 percent, 6 7/8 percent, and 8 1/8 percent respectively. Interest on our variable rate debt is calculated as LIBOR plus the applicable margin in effect at December 31, 2010 for the Eurodollar, term loan B and tranche B-1 loans and prime plus the applicable margin in effect on December 31, 2010 on the prime-based loans. We have assumed that both LIBOR and the prime rate will remain unchanged for the outlying years. See “— Capitalization.”

We have also included an estimate of expenditures required after December 31, 2010 to complete the projects authorized at December 31, 2010, in which we have made substantial commitments in connection with purchasing plant, property and equipment for our operations. For 2011, we expect our capital expenditures to be about $190 million to $210 million.

We have not included purchase obligations as part of our contractual obligations as we generally do not enter into long-term agreements with our suppliers. In addition, the agreements we currently have do not specify the volumes we are required to purchase. If any commitment is provided, in many cases the agreements state only the minimum percentage of our purchase requirements we must buy from the supplier. As a result, these purchase obligations fluctuate from year-to-year and we are not able to quantify the amount of our future obligations.

We have not included material cash requirements for unrecognized tax benefits or taxes as we are a taxpayer in certain foreign jurisdictions, but not in the U.S. Additionally, it is difficult to estimate taxes to be paid as changes in where we generate income can have a significant impact on future tax payments. We have also not included cash requirements for funding pension and postretirement benefit costs. Based upon current estimates, we believe we will be required to make contributions of approximately $54 million to those plans in 2011. Pension and postretirement contributions beyond 2011 will be required but those amounts will vary based upon many factors, including the performance of our pension fund investments during 2011. For additional information relating to the funding of our pension and other postretirement plans, refer to footnote 10 of our notes to consolidated financial statements. In addition, we have not included cash requirements for environmental remediation. Based upon current estimates we believe we will be required to spend approximately $21 million over the next 30 years. However, due to possible modifications in remediation processes and other factors, it is difficult to determine the actual timing of the payments. See “— Environmental and Other Matters.”

We occasionally provide guarantees that could require us to make future payments in the event that the third party primary obligor does not make its required payments. We have not recorded a liability for any of these guarantees.

Additionally, we have from time to time issued guarantees for the performance of obligations by some of our subsidiaries, and some of our subsidiaries have guaranteed our debt. All of our existing and future material domestic wholly-owned subsidiaries fully and unconditionally guarantee our senior credit facility and our senior notes on a joint and several basis. The arrangement for the senior credit facility is also secured by first-priority liens on substantially all our domestic assets and pledges of up to 66 percent of the stock of certain first-tier foreign subsidiaries. You should also read Note 13 of the consolidated financial statements of Tenneco Inc., where we present the Supplemental Guarantor Condensed Consolidating Financial Statements.

We have issued guarantees through letters of credit in connection with some obligations of our affiliates. As of December 31, 2010, we have $53 million in letters of credit to support some of our subsidiaries’ insurance arrangements, foreign employee benefit programs, environmental remediation activities and cash management and capital requirements.

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

Revenue Recognition

We recognize revenue for sales to our original equipment and aftermarket customers when title and risk of loss passes to the customers under the terms of our arrangements with those customers, which is usually at the time of shipment from our plants or distribution centers. Generally, in connection with the sale of exhaust systems to certain original equipment manufacturers, we purchase catalytic converters and diesel particulate filters or components thereof including precious metals (“substrates”) on behalf of our customers which are used in the assembled system. These substrates are included in our inventory and “passed through” to the customer at our cost, plus a small margin, since we take title to the inventory and are responsible for both the delivery and quality of the finished product. Revenues recognized for substrate sales were $1,297 million, $966 million and $1,492 million for 2010, 2009 and 2008, respectively. For our aftermarket customers, we provide for promotional incentives and returns at the time of sale. Estimates are based upon the terms of the incentives and historical experience with returns. Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis. Shipping and handling costs billed to customers are included in revenues and the related costs are included in cost of sales in our Statements of Income (Loss).

Warranty Reserves

Where we have offered product warranty, we also provide for warranty costs. Provisions for estimated expenses related to product warranty are made at the time products are sold or when specific warranty issues are identified on OE products. These estimates are established using historical information about the nature, frequency, and average cost of warranty claims and upon specific warranty issues as they arise. The warranty terms vary but range from one year up to limited lifetime warranties on some of our premium aftermarket products. We actively study trends of our warranty claims and take action to improve product quality and minimize warranty claims. While we have not experienced any material differences between these estimates and our actual costs, it is reasonably possible that future warranty issues could arise that could have a significant impact on our consolidated financial statements.

Engineering, Research and Development

We expense engineering, research, and development costs as they are incurred. Engineering, research, and development expenses were $117 million for 2010, $97 million for 2009 and $127 million for 2008, net of reimbursements from our customers. Of these amounts, $13 million in 2010, $10 million in 2009 and $18 million in 2008 relate to research and development, which includes the research, design, and development of a new unproven product or process. Additionally, $80 million, $61 million and $80 million of engineering, research, and development expense for 2010, 2009 and 2008, respectively, relates to engineering costs we incurred for application of existing products and processes to vehicle platforms. The remainder of the expenses in each year relate to improvements and enhancements to existing products and processes. Further, our customers reimburse us for engineering, research, and development costs on some platforms when we prepare prototypes and incur costs before platform awards. Our engineering, research, and development expense for 2010, 2009 and 2008 has been reduced by $110 million, $104 million and $120 million, respectively, for these reimbursements.

Pre-production Design and Development and Tooling Assets

We expense pre-production design and development costs as incurred unless we have a contractual guarantee for reimbursement from the original equipment customer. Unbilled pre-production design and development costs recorded in prepayments and other and long-term receivables was $15 million and $14 million on December 31, 2010 and 2009, respectively. In addition, plant, property and equipment included $38 million and $49 million at December 31, 2010 and 2009, respectively, for original equipment tools and dies that we own, and prepayments and other included $46 million and $50 million at December 31, 2010 and 2009, respectively, for in-process tools and dies that we are building for our original equipment customers.

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

In 2010, we reported income tax expense of $69 million. The tax expense recorded differs from the expense that would be recorded using a U.S. Federal statutory rate of 35 percent due to the impact of not benefiting tax losses in the U.S. and certain foreign jurisdictions, and charges primarily related to adjustments to prior year income taxes and tax contingencies which more than offset a favorable mix of tax rates in the jurisdictions we pay taxes. During 2010, we recorded a $52 million reduction in our valuation allowance related to the utilization of U.S. NOLs resulting from a reorganization of our European operations. In evaluating the requirements to record a valuation allowance, accounting standards do not permit us to consider an economic recovery in the U.S. or new business we have won. Consequently, beginning in 2008, given our historical losses, we concluded that our ability to fully utilize our NOLs was limited due to projecting the continuation of the negative economic environment and the impact of the negative operating environment on our tax planning strategies. As a result of our tax planning strategies which have not yet been implemented and which do not depend upon generating future taxable income, we carry deferred tax assets in the U.S. of $90 million relating to the expected utilization of those NOLs. The federal NOLs expire beginning in tax years ending in 2020 through 2029. The state NOLs expire in various tax years through 2029.

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

Goodwill, net

We evaluate goodwill for impairment in the fourth quarter of each year, or more frequently if events indicate it is warranted. The goodwill impairment test consists of a two-step process. In step one, we compare the estimated fair value of our reporting units with goodwill to the carrying value of the unit’s assets and liabilities to determine if impairment exists within the recorded balance of goodwill. We estimate the fair value of each reporting unit using the income approach which is based on the present value of estimated future cash flows. The income approach is dependent on a number of factors, including estimates of market trends, forecasted revenues and expenses, capital expenditures, weighted average cost of capital and other variables. A separate discount rate derived by a combination of published sources, internal estimates and weighted based on our debt and equity structure, was used to calculate the discounted cash flows for each of our reporting units. These estimates are based on assumptions that we believe to be reasonable, but which are inherently uncertain and outside of the control of management. If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist which requires step two to be performed to measure the amount of the impairment loss. The amount of impairment is determined by comparing the implied fair value of a reporting unit’s goodwill to its carrying value.

In the fourth quarter of 2009, the estimated fair value of each of our reporting units significantly exceeded the carrying value of its assets and liabilities. In the fourth quarter of 2010, the estimated fair value of all of our reporting units, except for our Australian reporting unit, significantly exceeded the carrying value of its assets and liabilities. Our Australian reporting unit had a goodwill balance of $11 million with an estimated fair value in excess of its net carrying value of one percent as of the testing date. Although our Australian operations support the value of goodwill reported as tested in the fourth quarter of 2010, it is possible that assumptions and estimates could change in future periods and result in a future impairment of our Australian reporting unit.

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

Our approach to establishing the discount rate assumption for both our domestic and foreign plans is generally based on the yield on high-quality corporate fixed-income investments. At the end of each year, the discount rate is determined using the results of bond yield curve models based on a portfolio of high quality bonds matching the notional cash inflows with the expected benefit payments for each significant benefit plan. Based on this approach, for 2010 we lowered the weighted average discount rate for all our pension plans to 5.5 percent in 2010 from 6.0 percent in 2009. The discount rate for postretirement benefits was lowered to 5.6 percent in 2010 from 6.1 percent in 2009.

Our approach to determining expected return on plan asset assumptions evaluates both historical returns as well as estimates of future returns, and is adjusted for any expected changes in the long-term outlook for the equity and fixed income markets. As a result, our estimate of the weighted average long-term rate of return on plan assets for all of our pension plans was lowered from 7.6 percent in 2009 to 7.2 percent for 2010.

Except in the U.K., our pension plans generally do not require employee contributions. Our policy is to fund our pension plans in accordance with applicable U.S. and foreign government regulations and to make additional payments as funds are available to achieve full funding of the accumulated benefit obligation. At December 31, 2010, all legal funding requirements had been met. In 2010, we recognized a charge of $6 million related to an actuarial loss for lump-sum pension payments to two former employees. Other postretirement benefit obligations, such as retiree medical, and certain foreign pension plans are funded as the obligations become due.

Refer to Footnote 10 of our notes to consolidated financial statements for more information regarding our pension and other postretirement employee benefit costs and assumptions.

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

In managing our foreign currency exposures, we identify and aggregate existing offsetting positions and then hedge residual exposures through third-party derivative contracts. The fair value of our foreign currency forward contracts was $2 million at December 31, 2010 and is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. The following table summarizes by major currency the notional amounts for our foreign currency forward purchase and sale contracts as of December 31, 2010. All contracts in the following table mature no later than March 31, 2011.

		December 31, 2010
		Notional Amount
		in Foreign Currency
		(Millions)

Australian dollars	—Purchase	1
British pounds	—Purchase	10
	—Sell	(8)
European euro	—Sell	(15)
South African rand	—Purchase	217
	—Sell	(41)
U.S. dollars	—Purchase	2
	—Sell	(18)
Other	—Purchase	652
	—Sell	(1)

Interest Rate Risk

Our financial instruments that are sensitive to market risk for changes in interest rates are primarily our debt securities. We use our revolving credit facilities to finance our short-term and long-term capital requirements. We pay a current market rate of interest on these borrowings. Our long-term capital requirements have been financed with long-term debt with original maturity dates ranging from four to ten years. On December 31, 2010, we had $1,011 million in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed through December 2020, $250 million is fixed through November 2015, $225 million is fixed through August 2018, $20 million was fixed through November 2014 and the remainder is fixed from 2011 through 2025. On January 7, 2011, we redeemed the remaining outstanding $20 million of the 8 5/8 percent senior subordinated notes at a price of 102.875 percent of principal amount plus accrued and unpaid interest. We also have $152 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” earlier in this Management’s Discussion and Analysis.

We estimate that the fair value of our long-term debt at December 31, 2010 was about 103 percent of its book value. A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $2 million.

Environmental and Other Matters

We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense costs related to an existing condition caused by past operations that do not contribute to current or future revenue generation. We record liabilities when environmental assessments indicate that required remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology, and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors. We consider all available evidence including prior experience in remediation of contaminated sites, other companies’ cleanup experiences and data released by the United States Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new information. Where future cash flows are fixed or reliably determinable, we have discounted the liabilities, as discussed in Footnote 12 — Commitments and Contingency — Litigation, of our notes to consolidated financial statements. All other environmental liabilities are recorded at their undiscounted amounts. We evaluate recoveries separately from the liability and, when they are assured, recoveries are recorded and reported separately from the associated liability in our consolidated financial statements.

As of December 31, 2010, we have the obligation to remediate or contribute towards the remediation of certain sites, including two existing Superfund sites. At December 31, 2010, our aggregated estimated share of environmental remediation costs for all these sites on a discounted basis was approximately $16 million, of which $5 million is recorded in other current liabilities and $11 million is recorded in deferred credits and other liabilities in our consolidated balance sheet. For those locations in which the liability was discounted, the weighted average discount rate used was 3.2 percent. The undiscounted value of the estimated remediation costs was $21 million. Our expected payments of environmental remediation costs are estimated to be approximately $5 million in 2011, $1 million in each year beginning 2012 through 2015 and $12 million thereafter. Based on information known to us, we have established reserves that we believe are adequate for these costs. Although we believe these estimates of remediation costs are reasonable and are based on the latest available information, the costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute towards the remediation costs. In addition, certain environmental statutes provide that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at these sites has been considered, where appropriate, in our determination of our estimated liability.

The $16 million noted above includes $5 million of estimated environmental remediation costs that resulted from the bankruptcy of Mark IV Industries in 2009. Prior to our 1996 acquisition of The Pullman Company, Pullman had sold certain assets to Mark IV. As partial consideration for the purchase of these assets, Mark IV agreed to assume Pullman’s and its subsidiaries’ historical obligations to contribute to the environmental remediation of certain sites. In April of 2009, Mark IV filed a petition for insolvency under Chapter 11 of the United States Bankruptcy Code and notified Pullman that it no longer intends to continue to contribute toward the remediation of those sites. We are continuing to conduct a thorough analysis and review of our remediation obligations and it is possible that our estimate may change as additional information becomes available to us.

We do not believe that any potential costs associated with our current status as a potentially responsible party in the Superfund sites, or as a liable party at the other locations referenced herein, will be material to our consolidated results of operations, financial position or cash flows.

We also from time to time are involved in legal proceedings, claims or investigations that are incidental to the conduct of our business. Some of these proceedings allege damages against us relating to environmental liabilities (including toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warning issues, and other product liability related matters), taxes, employment matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. For example, one of our Argentine subsidiaries is currently defending against a criminal complaint alleging the failure to comply with laws requiring the proceeds of export transactions to be collected, reported and/or converted to local currency within specified time periods. As another example, we are subject to an audit in 11 states of our practices with respect to the payment of unclaimed property to those states. We are in the early stages of this audit, which could cover over 30 years and we now have practices in place which we believe ensure that we pay unclaimed property as required. We vigorously defend ourselves against all of these claims. In future periods, we could be subject to cash costs or charges to earnings if any of these matters are resolved on unfavorable terms. However, although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, including our assessment of the merits of the particular claim, we do not expect that these legal proceedings or claims will have any material adverse impact on our future consolidated financial position, results of operations or cash flows.

In addition, we are subject to a number of lawsuits initiated by a significant number of claimants alleging health problems as a result of exposure to asbestos. In the early 2000’s we were named in nearly 20,000 complaints, most of which were filed in Mississippi state court and the vast majority of which made no allegations of exposure to asbestos from our product categories. Most of these claims have been dismissed and our current docket of active and inactive cases is less than 500 cases nationwide. A small number of claims have been asserted by railroad workers alleging exposure to asbestos products in railroad cars manufactured by The Pullman Company, one of our subsidiaries. The balance of the claims is related to alleged exposure to asbestos in our automotive emission control products. Only a small percentage of these claimants allege that they were automobile mechanics and a significant number appear to involve workers in other industries or otherwise do not include sufficient information to determine whether there is any basis for a claim against us. We believe, based on scientific and other evidence, it is unlikely that mechanics were exposed to asbestos by our former muffler products and that, in any event, they would not be at increased risk of asbestos-related disease based on their work with these products. Further, many of these cases involve numerous defendants, with the number of each in some cases exceeding 100 defendants from a variety of industries. Additionally, the plaintiffs either do not specify any, or specify the jurisdictional minimum, dollar amount for damages. As major asbestos manufacturers continue to go out of business or file for bankruptcy, we may experience an increased number of these claims. We vigorously defend ourselves against these claims as part of our ordinary course of business. In future periods, we could be subject to charges to earnings if any of these matters are resolved unfavorably to us. To date, with respect to claims that have proceeded sufficiently through the judicial process, we have regularly achieved favorable resolutions. Accordingly, we presently believe that these asbestos-related claims will not have a material adverse impact on our future consolidated financial condition, results of operations or cash flows.

Employee Stock Ownership Plans

We have established Employee Stock Ownership Plans for the benefit of U.S. employees. Under the plans, subject to limitations in the Internal Revenue Code, participants may elect to defer up to 75 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We match in cash 50 percent of each employee’s contribution up to eight percent of the employee’s salary. In 2009, we temporarily discontinued these matching contributions as a result of the global economic downturn which began in 2008. We restored the matching contributions to salaried and non-union hourly U.S. employees beginning on January 1, 2010. In connection with freezing the defined benefit pension plans for nearly all U.S. based salaried and non-union hourly employees effective December 31, 2006, and the related replacement of those defined benefit plans with defined contribution plans, we are making additional contributions to the Employee Stock Ownership Plans. We recorded expense for these contributions of $17 million, $10 million, and $18 million in 2010, 2009 and 2008, respectively. Matching contributions vest immediately. Defined benefit replacement contributions fully vest on the employee’s third anniversary of employment.

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

Based on our assessment we have concluded that the company’s internal control over financial reporting was effective as of December 31, 2010.

Our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included herein.

February 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Tenneco Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income (loss), cash flows, changes in shareholders’ equity and comprehensive income (loss) present fairly, in all material respects, the financial position of Tenneco Inc. and its subsidiaries at December 31, 2010 and the results of their operations and their cash flows for the year ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2010 in Item 8 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/  PricewaterhouseCoopers LLP
Chicago, Illinois
February 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Tenneco Inc.:

We have audited the accompanying consolidated balance sheet of Tenneco Inc. and subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of income (loss), cash flows, changes in shareholders’ equity, and comprehensive income (loss) for each of the two years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 8 for each of the two years in the period ended December 31, 2009. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2009, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/  Deloitte & Touche LLP
Chicago, Illinois
February 26, 2010

TENNECO INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
	2010	2009	2008
	(Millions Except Share and Per Share Amounts)

Revenues
Net sales and operating revenues	$5,937	$4,649	$5,916

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	4,900	3,875	5,063
Goodwill impairment charge	—	—	114
Engineering, research, and development	117	97	127
Selling, general, and administrative	417	344	392
Depreciation and amortization of other intangibles	216	221	222

	5,650	4,537	5,918

Other income (expense)
Loss on sale of receivables	(3)	(9)	(10)
Other income (expense)	(3)	(11)	9

	(6)	(20)	(1)

Earnings (loss) before interest expense, income taxes, and noncontrolling interests	281	92	(3)
Interest expense (net of interest capitalized of $4 million, $4 million and $6 million, respectively)	149	133	113
Income tax expense	69	13	289

Net income (loss)	63	(54)	(405)

Less: Net income attributable to noncontrolling interests	24	19	10

Net income (loss) attributable to Tenneco Inc.	$39	$(73)	$(415)

Earnings (loss) per share
Weighted average shares of common stock outstanding —
Basic	59,208,103	48,572,463	46,406,095
Diluted	60,998,694	48,572,463	46,406,095
Basic earnings (loss) per share of common stock	$0.65	$(1.50)	$(8.95)
Diluted earnings (loss) per share of common stock	$0.63	$(1.50)	$(8.95)

The accompanying notes to consolidated financial statements are an integral part of these statements of income (loss).

TENNECO INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(Millions)

ASSETS
Current assets:
Cash and cash equivalents	$233	$167
Receivables —
Customer notes and accounts, net	796	572
Other	30	24
Inventories	547	428
Deferred income taxes	38	35
Prepayments and other	146	167

Total current assets	1,790	1,393

Other assets:
Long-term receivables, net	9	8
Goodwill	89	89
Intangibles, net	32	30
Deferred income taxes	92	100
Other	105	111

	327	338

Plant, property, and equipment, at cost	3,109	3,099
Less — Accumulated depreciation and amortization	(2,059)	(1,989)

	1,050	1,110

	$3,167	$2,841

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)	$63	$75
Trade payables	1,048	766
Accrued taxes	51	36
Accrued interest	13	22
Accrued liabilities	227	257
Other	66	45

Total current liabilities	1,468	1,201

Long-term debt	1,160	1,145

Deferred income taxes	56	66

Postretirement benefits	311	331

Deferred credits and other liabilities	125	80

Commitments and contingencies
Total liabilities	3,120	2,823

Redeemable noncontrolling interests	12	7

Tenneco Inc. Shareholders’ equity:
Common stock	1	1
Premium on common stock and other capital surplus	3,008	3,005
Accumulated other comprehensive loss	(237)	(212)
Retained earnings (accumulated deficit)	(2,536)	(2,575)

	236	219
Less — Shares held as treasury stock, at cost	240	240

Total Tenneco Inc. shareholders’ equity	(4)	(21)

Noncontrolling interests	39	32

Total equity	35	11

Total liabilities, redeemable noncontrolling interests and equity	$3,167	$2,841

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

TENNECO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(Millions)

Operating Activities
Net income (loss)	$63	$(54)	$(405)
Adjustments to reconcile net income (loss) to cash provided by operating activities —
Depreciation and amortization of other intangibles	216	221	222
Goodwill impairment charge	—	—	114
Deferred income taxes	4	(24)	204
Stock-based compensation	9	7	10
Loss on sale of assets	3	9	10
Changes in components of working capital —
(Increase) decrease in receivables	(231)	(8)	126
(Increase) decrease in inventories	(122)	101	19
(Increase) decrease in prepayments and other current assets	20	(55)	1
Increase (decrease) in payables	238	(2)	(181)
Increase (decrease) in accrued taxes	12	10	4
Increase (decrease) in accrued interest	(8)	(1)	—
Increase (decrease) in other current liabilities	20	20	—
Change in long-term assets	12	10	16
Change in long-term liabilities	6	2	19
Other	2	5	1

Net cash provided by operating activities	244	241	160

Investing Activities
Proceeds from sale of assets	3	5	3
Cash payments for plant, property, and equipment	(151)	(120)	(233)
Cash payments for software related intangible assets	(12)	(6)	(15)
Acquisition of businesses, net of cash acquired	—	1	(16)
Other	3	1	—

Net cash used by investing activities	(157)	(119)	(261)

Financing Activities
Issuance of common shares	—	188	2
Issuance of long-term debt	880	6	1
Debt issuance costs on long-term debt	(24)	(8)	(2)
Increase (decrease) in bank overdrafts	2	(23)	(1)
Retirement of long-term debt	(864)	(22)	(6)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	(10)	(218)	77
Distribution to noncontrolling interests partners	(14)	(10)	(13)

Net cash provided (used) by financing activities	(30)	(87)	58

Effect of foreign exchange rate changes on cash and cash equivalents	9	6	(19)

Increase (decrease) in cash and cash equivalents	66	41	(62)
Cash and cash equivalents, January 1	167	126	188

Cash and cash equivalents, December 31 (Note)	$233	$167	$126

Supplemental Cash Flow Information
Cash paid during the year for interest	$149	$131	$117
Cash paid during the year for income taxes (net of refunds)	53	38	62
Non-cash Investing and Financing Activities
Period ended balance of payables for plant, property, and equipment	$29	$26	$28
Assumption of debt from business acquisition	—	—	10

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

The accompanying notes to consolidated financial statements are an integral part of these statements of cash flows.

TENNECO INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2010		2009		2008
	Shares	Amount	Shares	Amount	Shares	Amount
	(Millions Except Share Amounts)

Common Stock
Balance January 1	60,789,739	$1	48,314,490	$—	47,892,532	$—
Issued	—	—	12,000,000	1	—	—
Issued pursuant to benefit plans	142,643	—	283,195	—	238,982	—
Stock options exercised	609,378	—	192,054	—	182,976	—

Balance December 31	61,541,760	1	60,789,739	1	48,314,490	—

Premium on Common Stock and Other Capital Surplus
Balance January 1		3,005		2,809		2,800
Purchase of additional noncontrolling equity interest		(11)			—	—
Premium on common stock issued		—		188		—
Premium on common stock issued pursuant to benefit plans		14		8		9

Balance December 31		3,008		3,005		2,809

Accumulated Other Comprehensive Loss
Balance January 1		(212)		(318)		(73)
Other comprehensive income (loss)		(25)		106		(245)

Balance December 31		(237)		(212)		(318)

Retained Earnings (Accumulated Deficit)
Balance January 1		(2,575)		(2,502)		(2,087)
Net income (loss) attributable to Tenneco Inc.		39		(73)		(415)
Balance December 31		(2,536)		(2,575)		(2,502)

Less — Common Stock Held as Treasury Stock, at Cost
Balance January 1 and December 31	1,294,692	240	1,294,692	240	1,294,692	240

Total Tenneco Inc. shareholders’ equity		$(4)		$(21)		$(251)

Noncontrolling interests:
Balance January 1		32		24		25
Net income attributable to noncontrolling interests		16		13		6
Sale of twenty percent equity interest to Tenneco Inc.		(4)		—		—
Other comprehensive income (loss)		3		—		—
Dividends declared		(8)		(5)		(7)

Balance December 31		$39		$32		$24

Total equity		$35		$11		$(227)

The accompanying notes to consolidated financial statements are an integral part of these statements of changes in shareholders’ equity.

TENNECO INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2010
	Tenneco Inc.		Noncontrolling interests		Total
	Accumulated		Accumulated		Accumulated
	Other		Other		Other
	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive
	Income	Income	Income	Income	Income	Income
	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)
			(Millions)

Net Income		$39		$24		$63

Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$37		$—		$37
Translation of foreign currency statements	(29)	(29)	5	5	(24)	(24)

Balance December 31	8		5		13

Additional Liability for Pension and Postretirement Benefits
Balance January 1	(249)		—		(249)
Additional Liability for Pension and Postretirement benefits, net of tax	(1)	(1)			(1)	(1)

Balance December 31	(250)				(250)

Balance December 31	$(242)		$5		$(237)

Other comprehensive income (loss)		(30)		5		(25)

Comprehensive Income		$9		$29		$38

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

Additional Liability for Pension and Postretirement Benefits
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

TENNECO INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2008
	Tenneco Inc.		Noncontrolling interests		Total
	Accumulated		Accumulated		Accumulated
	Other		Other		Other
	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive
	Income	Income	Income	Income	Income	Income
	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)
			(Millions)

Net Income (Loss)		$(415)		$10		$(405)

Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$85		$—		$85
Translation of foreign currency statements	(127)	(127)	—	—	(127)	(127)

Balance December 31	(42)		—		(42)

Additional Liability for Pension and Postretirement Benefits
Balance January 1	(158)		—		(158)
Additional liability for pension and postretirement benefits, net of tax of $9 million	(118)	(118)			(118)	(118)

Balance December 31	(276)				(276)

Balance December 31	$(318)		$—		$(318)

Other comprehensive income (loss)		(245)		—		(245)

Comprehensive Income (Loss)		$(660)		$10		$(650)

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

Redeemable Noncontrolling Interests

On January 1, 2009, we adopted new accounting guidance on the presentation and disclosure of noncontrolling interests in our consolidated financial statements, which required us to reclassify retrospectively for all periods presented, noncontrolling ownership interests (formerly called minority interests) from the mezzanine section of the balance sheet between liabilities and equity to the equity section of the balance sheet, and to change our presentation of net income (loss) in the consolidated statements of cash flows to include the portion of net income (loss) attributable to noncontrolling ownership interests. We have noncontrolling interests in four joint ventures with redemption features that could require us to purchase the noncontrolling interests at fair value in the event of a change in control of Tenneco Inc. or certain of our subsidiaries. Additionally, we hold a noncontrolling interest in a joint venture which requires us to purchase the noncontrolling interest at fair value in the event of default or under certain other circumstances. We do not believe that it is probable that the redemption features in any of these joint venture agreements will be triggered. However, the redemption of these shares is not solely within our control. Accordingly, the related noncontrolling interests are presented as “Redeemable noncontrolling interests” in the mezzanine section of our consolidated balance sheets. We have also expanded our financial statement presentation and disclosure of noncontrolling ownership interests on our consolidated statements of income (loss), consolidated statements of comprehensive income (loss) and consolidated statements of changes in shareholders’ equity in accordance with these new disclosure requirements.

The following is a rollforward of activity in our redeemable noncontrolling interests for the years ending December 31, 2010, 2009 and 2008, respectively:

	2010	2009	2008
	(Millions)

Balance January 1	$7	$7	$6
Net income attributable to redeemable noncontrolling interests	8	5	4
Other comprehensive income (loss)	2	—	—
Dividends declared	(5)	(5)	(3)

Balance December 31	$12	$7	$7

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

At December 31, 2010 and 2009, inventory by major classification was as follows:

	2010	2009
	(Millions)

Finished goods	$222	$175
Work in process	164	116
Raw materials	118	95
Materials and supplies	43	42

	$547	$428

Our inventories are stated at the lower of cost or market value using the first-in, first-out (“FIFO”) or average cost methods.

Goodwill and Intangibles, net

We evaluate goodwill for impairment in the fourth quarter of each year, or more frequently if events indicate it is warranted. The goodwill impairment test consists of a two-step process. In step one, we compare the estimated fair value of our reporting units with goodwill to the carrying value of the unit’s assets and liabilities to determine if impairment exists within the recorded balance of goodwill. We estimate the fair value of each reporting unit using the income approach which is based on the present value of estimated future cash flows. The income approach is dependent on a number of factors, including estimates of market trends, forecasted revenues and expenses, capital expenditures, weighted average cost of capital and other variables. A separate discount rate derived by a combination of published sources, internal estimates and weighted based on our debt and equity structure, was used to calculate the discounted cash flows for each of our reporting units. These estimates are based on assumptions that we believe to be reasonable, but which are inherently uncertain and outside of the control of management. If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist which requires step two to be performed to measure the amount of the impairment loss. The amount of impairment is determined by comparing the implied fair value of a reporting unit’s goodwill to its carrying value.

In the fourth quarter of 2009, the estimated fair value of each of our reporting units significantly exceeded the carrying value of its assets and liabilities. In the fourth quarter of 2010, the estimated fair value of all of our reporting units, except for our Australian reporting unit, significantly exceeded the carrying value of its assets and liabilities. Our Australian reporting unit had a goodwill balance of $11 million with an estimated fair value in excess of its net carrying value of one percent as of the testing date. Although our Australian operations support the value of goodwill reported as tested in the fourth quarter of 2010, it is possible that assumptions and estimates could change in future periods and result in a future impairment of our Australian reporting unit.

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the net carrying amount of goodwill for the years ended December 31, 2010 and 2009 were as follows:

	Year Ended December 31, 2010
		Europe,
		South
	North	America	Asia
	America	and India	Pacific	Total
	(Millions)

Balance as January 1
Goodwill	$330	$87	$10	$427
Accumulated impairment losses	(306)	(32)	—	(338)

	24	55	10	89
Translation adjustments	—	(1)	1	—

Balance at December 31
Goodwill	330	85	12	427
Accumulated impairment losses	(306)	(31)	(1)	(338)

	$24	$54	$11	$89

	Year Ended December 31, 2009
		Europe,
		South
	North	America	Asia
	America	and India	Pacific	Total
	(Millions)

Balance as January 1
Goodwill	$330	$95	$8	$433
Accumulated impairment losses	(306)	(32)	—	(338)

	24	63	8	95
Acquisition of business opening balance sheet adjustments	—	(10)	—	(10)
Translation adjustments	—	2	2	4

Balance at December 31
Goodwill	330	87	10	427
Accumulated impairment losses	(306)	(32)	—	(338)

	$24	$55	$10	$89

We have capitalized certain intangible assets, primarily technology rights, trademarks and patents, based on their estimated fair value at the date we acquired them. We amortize our finite useful life intangible assets on a straight-line basis over periods ranging from 5 to 50 years. Amortization of intangibles amounted to $2 million in each of 2010 and 2009 and $3 million in 2008, and is included in the statements of income

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

caption “Depreciation and amortization of intangibles.” The carrying amount and accumulated amortization of our finite useful life intangible assets were as follows:

	December 31, 2010		December 31, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Value	Amortization	Value	Amortization
	(Millions)		(Millions)

Customer contract	$8	$(2)	$8	$(2)
Patents	5	(4)	4	(3)
Technology rights	21	(5)	22	(5)
Other	6	(1)	2	—

Total	$40	$(12)	$36	$(10)

Estimated amortization of intangible assets over the next five years is expected to be $2 million in 2011 and 2012, $4 million in 2013 and 2014 and $3 million in 2015. We have capitalized indefinite life intangibles of $4 million relating to purchased trademarks from our Marzocchi acquisition in 2007.

Plant, Property, and Equipment, at Cost

At December 31, 2010 and 2009, plant, property, and equipment, at cost, by major category were as follows:

	2010	2009
	(Millions)

Land, buildings, and improvements	$524	$516
Machinery and equipment	2,406	2,431
Other, including construction in progress	179	152

	$3,109	$3,099

We depreciate these properties excluding land on a straight-line basis over the estimated useful lives of the assets. Useful lives range from 10 to 50 years for buildings and improvements and from three to 25 years for machinery and equipment.

Notes and Accounts Receivable and Allowance for Doubtful Accounts

Receivables consist of amounts billed and currently due from customers and unbilled pre-production design and development costs. Short and long-term accounts receivable outstanding were $823 million and $602 million at December 31, 2010 and 2009, respectively. The allowance for doubtful accounts on short-term and long-term accounts receivable was $20 million and $22 million at December 31, 2010 and 2009, respectively. Short and long-term notes receivable outstanding were $2 million and $3 million at December 31, 2010 and 2009, respectively. The allowance for doubtful accounts on short-term and long-term notes receivable was zero and $3 million at December 31, 2010 and 2009, respectively.

Pre-production Design and Development and Tooling Assets

We expense pre-production design and development costs as incurred unless we have a contractual guarantee for reimbursement from the original equipment customer. Unbilled pre-production design and development costs recorded in prepayments and other and long-term receivables was $15 million and $14 million on December 31, 2010 and 2009, respectively. In addition, plant, property and equipment included $38 million and $49 million at December 31, 2010 and 2009, respectively, for original equipment tools and

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dies that we own, and prepayments and other included $46 million and $50 million at December 31, 2010 and 2009, respectively, for in-process tools and dies that we are building for our original equipment customers.

Internal Use Software Assets

We capitalize certain costs related to the purchase and development of software that we use in our business operations. We amortize the costs attributable to these software systems over their estimated useful lives, ranging from 3 to 12 years, based on various factors such as the effects of obsolescence, technology, and other economic factors. Capitalized software development costs, net of amortization, were $53 million and $60 million at December 31, 2010 and 2009, respectively, and are recorded in other long-term assets. Amortization of software development costs was approximately $18 million, $22 million and $24 million for the years ended December 31, 2010, 2009 and 2008, respectively, and is included in the statements of income (loss) caption “Depreciation and amortization of intangibles.” Additions to capitalized software development costs, including payroll and payroll-related costs for those employees directly associated with developing and obtaining the internal use software, are classified as investing activities in the statements of cash flows.

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

In 2010, we reported income tax expense of $69 million. The tax expense recorded differs from the expense that would be recorded using a U.S. Federal statutory rate of 35 percent due to the impact of not benefiting tax losses in the U.S. and certain foreign jurisdictions, and charges primarily related to adjustments to prior year income taxes and tax contingencies which more than offset a favorable mix of tax rates in the jurisdictions we pay taxes. During 2010, we recorded a $52 million reduction in our valuation allowance related to the utilization of U.S. NOLs resulting from a reorganization of our European operations. In evaluating the requirements to record a valuation allowance, accounting standards do not permit us to consider an economic recovery in the U.S. or new business we have won. Consequently, beginning in 2008, given our historical losses, we concluded that our ability to fully utilize our NOLs was limited due to projecting the continuation of the negative economic environment and the impact of the negative operating environment on our tax planning strategies. As a result of our tax planning strategies which have not yet been implemented and which do not depend upon generating future taxable income, we carry deferred tax assets in the U.S. of $90 million relating to the expected utilization of those NOLs. The federal NOLs expire beginning in tax years ending in 2020 through 2029. The state NOLs expire in various tax years through 2029.

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenue Recognition

We recognize revenue for sales to our original equipment and aftermarket customers when title and risk of loss passes to the customers under the terms of our arrangements with those customers, which is usually at the time of shipment from our plants or distribution centers. Generally, in connection with the sale of exhaust systems to certain original equipment manufacturers, we purchase catalytic converters and diesel particulate filters or components thereof including precious metals (“substrates”) on behalf of our customers which are used in the assembled system. These substrates are included in our inventory and “passed through” to the customer at our cost, plus a small margin, since we take title to the inventory and are responsible for both the delivery and quality of the finished product. Revenues recognized for substrate sales were $1,297 million, $966 million and $1,492 million in 2010, 2009 and 2008, respectively. For our aftermarket customers, we provide for promotional incentives and returns at the time of sale. Estimates are based upon the terms of the incentives and historical experience with returns. Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis. Shipping and handling costs billed to customers are included in revenues and the related costs are included in cost of sales in our Statements of Income (Loss).

Warranty Reserves

Where we have offered product warranty, we also provide for warranty costs. Provisions for estimated expenses related to product warranty are made at the time products are sold or when specific warranty issues are identified on OE products. These estimates are established using historical information about the nature, frequency, and average cost of warranty claims and upon specific warranty issues as they arise. The warranty terms vary but range from one year up to limited lifetime warranties on some of our premium aftermarket products. We actively study trends of our warranty claims and take action to improve product quality and minimize warranty claims. While we have not experienced any material differences between these estimates and our actual costs, it is reasonably possible that future warranty issues could arise that could have a significant impact on our consolidated financial statements.

Earnings Per Share

We compute basic earnings per share by dividing income available to common shareholders by the weighted-average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that we adjust the weighted-average number of shares outstanding to include estimates of additional shares that would be issued if potentially dilutive common shares had been issued. In addition, we adjust income available to common shareholders to include any changes in income or loss that would result from the assumed issuance of the dilutive common shares. Due to the net losses for the years ended December 31, 2009 and 2008, respectively, the calculation of diluted

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings per share does not include the dilutive effect from shares of restricted stock and stock options. See Note 2 to the consolidated financial statements of Tenneco Inc.

Engineering, Research and Development

We expense engineering, research, and development costs as they are incurred. Engineering, research, and development expenses were $117 million for 2010, $97 million for 2009 and $127 million for 2008, net of reimbursements from our customers. Our customers reimburse us for engineering, research, and development costs on some platforms when we prepare prototypes and incur costs before platform awards. Our engineering, research, and development expense for 2010, 2009, and 2008 has been reduced by $110 million, $104 million and $120 million, respectively, for these reimbursements.

Advertising and Promotion Expenses

We expense advertising and promotion expenses as they are incurred. Advertising and promotion expenses were $59 million, $50 million, and $49 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Foreign Currency Translation

We translate the consolidated financial statements of foreign subsidiaries into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted-average exchange rate for revenues and expenses in each period. We record translation adjustments for those subsidiaries whose local currency is their functional currency as a component of accumulated other comprehensive loss in shareholders’ equity. We recognize transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency in earnings as incurred, except for those transactions which hedge purchase commitments and for those intercompany balances which are designated as long-term investments. Our results include foreign currency transaction losses of less than $1 million in 2010, $4 million in 2009, and $11 million in 2008, respectively.

Risk Management Activities

We use derivative financial instruments, principally foreign currency forward purchase and sales contracts with terms of less than one year, to hedge our exposure to changes in foreign currency exchange rates. Our primary exposure to changes in foreign currency rates results from intercompany loans made between affiliates to minimize the need for borrowings from third parties. Additionally, we enter into foreign currency forward purchase and sale contracts to mitigate our exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables. We manage counter-party credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements. We do not enter into derivative financial instruments for speculative purposes. The fair value of our foreign currency forward contracts is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. We record the change in fair value of these foreign exchange forward contracts as part of currency gains (losses) within cost of sales in the consolidated statements of income (loss). The fair value of foreign exchange forward contracts are recorded in prepayments and other current assets or other current liabilities in the consolidated balance sheet.

Recent Accounting Pronouncements

In July 2010, the Financial Accounting Standard Board (FASB) issued new accounting guidance on the disclosure of a company’s credit quality of financing receivables and the allowance for credit losses. Additional disclosure is required for financing receivables on a disaggregated basis including a rollforward

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

schedule of the allowance for credit losses on a portfolio segment basis, the recorded investment in financing receivables for each portfolio segment, the nonaccrual status of financing receivables by class of financing receivables and the amount of impaired financing receivables by class of financing receivables. In addition, disclosures are required relating to the credit quality indicators, past due information and modifications made to an entity’s financing receivables. These new disclosure requirements are effective for interim and annual reporting periods ending on or after December 15, 2010. We have incorporated these new disclosure requirements in Footnote 1 of our notes to consolidated financial statements.

In June 2009, the FASB issued new accounting guidance which changes the accounting for transfers of financial assets, by eliminating the concept of a qualifying special purpose entity (QSPE), clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale, amending and clarifying the unit of account eligible for sale accounting and requiring that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of a financial asset or group of financial assets accounted for as a sale. Additionally, all existing QSPE’s must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance. The new accounting guidance requires additional disclosures about a transferor’s continuing involvement with transfers of financial assets accounted for as a sale, the risks inherent in the transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the statement of financial position. The new accounting guidance was effective for a reporting entity’s first annual reporting period that begins after November 15, 2009, and for interim and annual reporting periods thereafter. We have adopted this new accounting guidance on January 1, 2010. Prior to the adoption of this new accounting guidance, our securitized accounts receivable programs qualified for sales accounting treatment. The discount fees charged by the factor banks were recorded as a loss on sale of receivables in our consolidated statements of income (loss). Based on the new accounting rules, effective January 1, 2010, we account for our North American securitization programs as a secured borrowing as we no longer meet the conditions required for sales accounting treatment. Our European securitization programs continue to qualify for sales accounting treatment under these new accounting rules. We have disclosed the impact of this accounting rule change on our consolidated financial statements and added additional disclosures as required under this new accounting guidance in Footnote 5 of our notes to consolidated financial statements.

In June 2009, the FASB issued new accounting guidance which changes the criterion relating to the consolidation of variable interest entities (VIE) and amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE by requiring a qualitative rather than quantitative analysis. The new accounting guidance also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE and enhanced disclosures about an entity’s involvement with a VIE. The new accounting guidance is effective for a reporting entity’s first annual reporting period that begins after November 15, 2009, and for interim and annual reporting periods thereafter. The adoption of this new accounting guidance on January 1, 2010, did not have any impact on our consolidated financial statements.

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Earnings (Loss) Per Share

Earnings (loss) per share of common stock outstanding were computed as follows:

	Year Ended December 31,
	2010	2009	2008
	(Millions Except Share and Per Share Amounts)

Basic earnings (loss) per share —
Net earnings (loss) attributable to Tenneco Inc.	$39	$(73)	$(415)

Weighted average shares of common stock outstanding	59,208,103	48,572,463	46,406,095

Earnings (loss) per average share of common stock	$0.65	$(1.50)	$(8.95)
Diluted earnings (loss) per share —
Net earnings (loss) attributable to Tenneco Inc.	$39	$(73)	$(415)
Weighted average shares of common stock outstanding	59,208,103	48,572,463	46,406,095
Effect of dilutive securities:
Restricted stock	441,561	—	—
Stock options	1,349,030	—	—

Weighted average shares of common stock outstanding including dilutive securities	60,998,694	48,572,463	46,406,095

Earnings (loss) per average share of common stock	$0.63	$(1.50)	$(8.95)

Options to purchase 612,832 shares of common stock were outstanding as of December 31, 2010, but not included in the computation of diluted earnings per share, because the options were anti-dilutive. As a result of the net loss in 2009 and 2008, the calculation of diluted loss per share excludes the dilutive effect of options and restricted stock.

3.	Acquisitions

In January 2010, we purchased an additional 20 percent equity interest in our Tenneco Tongtai (Dalian) Exhaust System Co., Ltd. joint venture investment in China for $15 million in cash. As a result of this purchase, our equity ownership percentage of this joint venture investment increased to 80 percent from 60 percent.

4.	Restructuring and Other Charges

Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. Our Board of Directors approved a restructuring project in 2001, known as Project Genesis, which was designed to lower our fixed costs, relocate capacity, reduce our work force, improve efficiency and utilization, and better optimize our global footprint. We have subsequently engaged in various other restructuring projects related to Project Genesis. We incurred $40 million in restructuring and related costs during 2008, of which $17 million was recorded in cost of sales and $23 million was recorded in selling, general, administrative and engineering expense. In 2009, we incurred $21 million in restructuring and related costs, of which $16 million was recorded in cost of sales, $1 million was recorded in selling, general, administrative and engineering expense and $4 million was recorded in depreciation and amortization expense. In 2010, we incurred $19 million in restructuring and related costs, of which $14 million was recorded in cost of sales and $5 million was recorded in depreciation and amortization expense.

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts related to activities that are part of our restructuring plans are as follows:

	December 31,				December 31,
	2009	2010	Impact of		2010
	Restructuring	Cash	Exchange	Reserve	Restructuring
	Reserve	Payments	Rates	Adjustments	Reserve
	(Millions)

Severance	$15	(7)	—	(1)	$7

Under the terms of our amended and extended senior credit agreement that took effect on June 3, 2010, we are allowed to exclude $60 million of cash charges and expenses, before taxes, related to cost reduction initiatives incurred after June 3, 2010 from the calculation of the financial covenant ratios required under our senior credit facility. As of December 31, 2010, we have excluded $9 million in cumulative allowable charges relating to restructuring initiatives against the $60 million available under the terms of the senior credit facility.

On September 22, 2009, we announced that we will be closing our original equipment ride control plant in Cozad, Nebraska. We estimate this closing will generate $8 million in annualized cost savings once completed, incremental to the $58 million of savings related to our October 2008 restructuring announcement. We originally planned to have completed the closing of this facility by the end of 2010, however, as a result of the faster than expected increase in light vehicle production in North America and to better optimize the transfer of some of the manufacturing activities, we plan to continue certain production lines through the first half of 2011. We plan to hire at other facilities as we move the production from Cozad to those facilities, resulting in a net decrease of approximately 60 positions. During 2009 we recorded $11 million of restructuring and related expenses related to this initiative. For the twelve months ended December 31, 2010 we recorded $10 million of restructuring and related expenses related to this initiative.

At December 31, 2010, our restructuring reserve in Europe was $1 million which relates to a number of restructuring activities at certain European facilities.

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Long-Term Debt, Short-Term Debt, and Financing Arrangements

Long-Term Debt

A summary of our long-term debt obligations at December 31, 2010 and 2009, is set forth in the following table:

	2010	2009
	(Millions)

Tenneco Inc. —
Revolver borrowings due 2014, average effective interest rate 5.4% in 2010 and 5.6% in 2009	$—	$—
Senior Term Loans due 2012 and 2016, average effective interest rate 5.1% in 2010 and 5.7% in 2009	149	133
7 3/4% Senior Notes due 2018	225	—
10 1/4% Senior Secured Notes due 2013, including unamortized premium	—	249
6 7/8% Senior Notes due 2020	500	—
8 5/8% Senior Subordinated Notes due 2014(a)	20	500
8 1/8% Senior Notes due 2015	250	250
Debentures due 2012 through 2025, average effective interest rate 8.4% in 2010 and 2009	1	1
Customer Notes due 2013, average effective interest rate 8.0% in 2010 and 2009	4	6
Other subsidiaries —
Notes due 2011 through 2025, average effective interest rate 3.0% in 2010 and 4.0% in 2009	13	12

	1,162	1,151
Less — maturities classified as current	2	6

Total long-term debt	$1,160	$1,145

(a)	On January 7, 2010, we redeemed the remaining $20 million 8 5/8 percent senior subordinated notes by increasing our revolver borrowings which are classified as long-term debt. Accordingly, we have classified the $20 million as long-term debt.

The aggregate maturities and sinking fund requirements applicable to the long-term debt outstanding at December 31, 2010, are $24 million, $5 million, $4 million, $2 million and $252 million for 2011, 2012, 2013, 2014 and 2015, respectively. We have included in the 2011 payments, the redemption of all of the outstanding 8 5/8 percent senior subordinated notes that were not previously tendered.

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short-Term Debt

Our short-term debt includes the current portion of long-term obligations and borrowings by foreign subsidiaries. Information regarding our short-term debt as of and for the years ended December 31, 2010 and 2009 is as follows:

	2010	2009
	(Millions)

Maturities classified as current	$2	$6
Notes payable	61	69

Total short-term debt	$63	$75

	2010	2009
	Notes Payable(a)	Notes Payable(a)
	(Dollars in Millions)

Outstanding borrowings at end of year	$61	$69
Weighted average interest rate on outstanding borrowings at end of year(b)	7.8%	6.9%
Approximate maximum month-end outstanding borrowings during year	$201	$71
Approximate average month-end outstanding borrowings during year	$109	$60
Weighted average interest rate on approximate average month-end outstanding borrowings during year(b)	5.5%	7.8%

(a)	Includes borrowings under both committed credit facilities and uncommitted lines of credit and similar arrangements.

(b)	This calculation does not include the commitment fees to be paid on the unused revolving credit facility balances which are recorded as interest expense for accounting purposes.

Financing Arrangements

	Committed Credit Facilities(a) as of December 31, 2010
				Letters of
	Term	Commitments	Borrowings	Credit(b)	Available
	(Millions)

Tenneco Inc. revolving credit agreement	2014	622	—	—	622
Tenneco Inc. tranche B-1 letter of credit/revolving loan agreement	2014	130	—	53	77
Tenneco Inc. Senior Term Loans	2016	149	149	—	—
Subsidiaries’ credit agreements	2011-2030	84	72	—	12

		$985	$221	$53	$711

(a)	We generally are required to pay commitment fees on the unused portion of the total commitment.

(b)	Letters of credit reduce the available borrowings under the tranche B-1 letter of credit/revolving loan agreement.

Overview.  Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions. The arrangement is secured by

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

substantially all our domestic assets and pledges of up to 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries.

On June 3, 2010 we completed an amendment and extension of our senior secured credit facility by extending the term of our revolving credit facility and replacing our $128 million term loan A with a larger and longer maturity term loan B facility. As a result of the amendment and extension, as of December 31, 2010, the senior credit facility provides us with a total revolving credit facility size of $622 million until March 16, 2012, when commitments of $66 million will expire. After March 16, 2012, the extended revolving credit facility will provide $556 million of revolving credit and will mature on May 31, 2014. The extended facility will mature earlier on December 15, 2013, if our $130 million tranche B-1 letter of credit/revolving loan facility is not refinanced by that date. Prior to maturity, funds may be borrowed, repaid and re-borrowed under the two revolving credit facilities without premium or penalty. The leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA as defined in the senior credit facility agreement) was decreased from 5.00 to 4.50 for the second quarter of 2010; from 4.75 to 4.25 for the third quarter of 2010; and from 4.50 to 4.25 for the fourth quarter of 2010 as a result of the June 3, 2010 amendment.

As of December 31, 2010, the senior credit facility also provides a six-year, $150 million term loan B maturing in June 2016, and a seven-year $130 million tranche B-1 letter of credit/revolving loan facility maturing in March 2014. We are required to make quarterly principal payments of $375 thousand on the term loan B, beginning on September 20, 2010 through March 31, 2016 with a final payment of $141 million due June 3, 2016. The tranche B-1 letter of credit/revolving loan facility requires repayment by March 2014. We can enter into revolving loans and issue letters of credit under the $130 million tranche B-1 letter of credit/revolving loan facility. The tranche B-1 letter of credit/revolving loan facility is reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. There is no additional cost to us for issuing letters of credit under the tranche B-1 letter of credit/revolving loan facility. However, outstanding letters of credit reduce our availability to enter into revolving loans under the facility. We pay the tranche B-1 lenders interest equal to LIBOR plus a margin on all borrowings under the facility. Funds deposited with the administrative agent by the lenders and not borrowed by the Company earn interest at an annual rate approximately equal to LIBOR less 25 basis points.

Beginning June 3, 2010 our term loan B and revolving credit facility, bear interest at an annual rate equal to, at our option, either (i) the London Interbank Offered Rate plus a margin of 475 and 450 basis points, respectively, or (ii) a rate consisting of the greater of (a) the JPMorgan Chase prime rate plus a margin of 375 and 350 basis points, respectively, (b) the Federal Funds rate plus 50 basis points plus a margin of 375 and 350 basis points, respectively, and (c) the Eurodollar Rate plus 100 basis points plus a margin of 375 and 350 basis points, respectively. The margin we pay on these borrowings will be reduced by 25 basis points following each fiscal quarter for which our consolidated net leverage ratio is less than 2.25 for extending lenders and for the term loan B and will be further reduced by an additional 25 basis points following each fiscal quarter for which the consolidated net leverage ratio is less than 2.0 for extending lenders. The margin we pay on these borrowings for extending lenders will increase by 50 basis points following each fiscal quarter for which our consolidated net leverage ratio is greater than or equal to 4.0 and will be further increased by an additional 50 basis points following each fiscal quarter for which the consolidated net leverage ratio is greater than or equal to 5.0. Our consolidated net leverage ratio was 2.24 as of December 31, 2010. Accordingly, in March of 2011 the margin we pay on these borrowings will be reduced by 25 basis points for extending lenders and will remain at such level for so long as our consolidated net leverage ratio remains below 2.25 and greater than or equal to 2.0.

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

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

100 basis points plus a margin of 400 basis points. The rate will increase by 50 basis points following each fiscal quarter for which our consolidated net leverage ratio is greater than or equal to 5.0.

At December 31, 2010, we had unused borrowing capacity of $699 million under the $752 million amount available under the two revolving credit facilities within our senior secured credit facility with no outstanding borrowings and $53 million in letters of credit outstanding. As of December 31, 2010 our outstanding debt also includes $20 million of 8 5/8 percent subordinated notes due January 7, 2011, $250 million of 8 1/8 percent senior notes due November 15, 2015, $149 million term loan B due June 3, 2016, $225 million of 7 3/4 percent senior notes due August 15, 2018, $500 million of 6 7/8 percent senior notes due December 15, 2020, and $78 million of other debt.

On December 9, 2010, we commenced a cash tender offer of our outstanding $500 million 8 5/8 percent senior subordinated notes due in 2014 and a consent solicitation to amend the indenture governing these notes. The consent solicitation expired on December 22, 2010 and the cash tender offer expired on January 6, 2011. On December 23, 2010, we issued $500 million of 6 7/8 percent senior notes due December 15, 2020. The net proceeds of this transaction, together with cash and available liquidity, was used to finance the purchase of our 8 5/8 percent senior subordinated notes pursuant to the tender offer at a price of 103.25 percent of the principal amount, plus accrued and unpaid interest for holders who tendered prior to the expiration of the consent solicitation, and 100.25 percent of the principal amount, plus accrued and unpaid interest, for other participants. On January 7, 2011, we redeemed all remaining senior subordinated notes that were not previously tendered, at a price of 102.875 percent of the principal amount, plus accrued and unpaid interest. To facilitate these transactions, we amended our senior credit agreement to permit us to refinance our senior subordinated notes with new senior unsecured notes. We did not incur any fee in connection with this amendment. The new notes are general senior obligations of Tenneco Inc. and are not secured by assets of Tenneco Inc. or the guarantors. We recorded $20 million of pre-tax charges in December 2010 and expect to record an additional $1 million of pre-tax charges in the first quarter of 2011 related to our repurchase and redemption of our 8 5/8 percent senior subordinated notes.

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

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

JPMorgan Chase prime rate, the Federal Funds rate plus 50 basis points or the Eurodollar Rate plus 100 basis points, plus a margin as set forth in the table below:

	12/24/2008	2/23/2009	3/2/2009	5/15/2009	8/14/2009	3/1/2010
	thru	thru	thru	thru	thru	thru	Beginning
	2/22/2009	3/1/2009	5/14/2009	8/13/2009	2/28/2010	6/2/2010	6/3/2010

Applicable Margin over LIBOR for Revolving Loans	3.00%	5.50%	4.50%	5.00%	5.50%	4.50%	4.50%
Applicable Margin over LIBOR for Term Loan B Loans	—	—	—	—	—	—	4.75%
Applicable Margin over LIBOR for Term Loan A Loans	3.00%	5.50%	4.50%	5.00%	5.50%	4.50%	—
Applicable Margin over LIBOR for Tranche B-1 Loans	3.00%	5.50%	5.00%	5.00%	5.50%	5.00%	5.00%
Applicable Margin over Prime-based Loans	2.00%	4.50%	3.50%	4.00%	4.50%	3.50%	—
Applicable Margin over Prime for Revolving Loans	—	—	—	—	—	—	3.50%
Applicable Margin over Prime for Term Loan B Loans	—	—	—	—	—	—	3.75%
Applicable Margin over Prime for Tranche B-1 Loans	—	—	—	—	—	—	4.00%
Applicable Margin over Federal Funds for Revolving Loans	—	—	—	—	—	—	3.50%
Applicable Margin over Federal Funds for Term Loan B Loans	—	—	—	—	—	—	3.75%
Applicable Margin over Federal Funds for Tranche B-1 Loans	2.50%	5.00%	4.00%	4.50%	5.00%	4.00%	4.00%
Commitment Fee	0.50%	0.75%	0.50%	0.50%	0.75%	0.50%	0.75%

Senior Credit Facility — Other Terms and Conditions.  Our senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA, as defined in the senior credit facility agreement), and consolidated interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined under the senior credit facility agreement) at the end of each period indicated. Failure to maintain these ratios will result in a default under our senior credit facility. The financial ratios required under the amended and restated senior credit facility and, the actual ratios we achieved for four quarters of 2010, are as follows:

	Quarter Ended
	March 31,		June 30,		September 30,		December 31,
	2010		2010		2010		2010
	Req.	Act.	Req.	Act.	Req.	Act.	Req.	Act.

Leverage Ratio (maximum)	5.50	2.77	4.50	2.42	4.25	2.41	4.25	2.24
Interest Coverage Ratio (minimum)	2.00	3.04	2.25	3.70	2.30	3.97	2.35	3.99

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The financial ratios required under the senior credit facility for 2011 and beyond are set forth below.

		Interest
	Leverage	Coverage
Period Ending	Ratio	Ratio

March 31, 2011	4.00	2.55
June 30, 2011	3.75	2.55
September 30, 2011	3.50	2.55
December 31, 2011	3.50	2.55
Each quarter thereafter	3.50	2.75

The covenants in our senior credit facility agreement generally prohibit us from repaying or refinancing our senior notes. So long as no default existed, we would, however, under our senior credit facility agreement, be permitted to repay or refinance our senior notes: (i) with the net cash proceeds of incremental facilities and permitted refinancing indebtedness (as defined in the senior credit facility agreement); (ii) with the net cash proceeds from the sale of shares of our common stock; (iii) in exchange for permitted refinancing indebtedness or in exchange for shares of our common stock; (iv) with the net cash proceeds of any new senior or subordinated unsecured indebtedness; (v) with the proceeds of revolving credit loans (as defined in the senior credit facility agreement); (vi) with the cash generated by the operations of the company; and (vii) in an amount equal to the sum of (A) the net cash proceeds of qualified stock issued by the Company after March 16, 2007, plus (B) the portion of annual excess cash flow (beginning with excess cash flow for fiscal year 2010) not required to be applied to payment of the credit facilities and which is not used for other purposes, provided that the aggregate principal amount of senior notes purchased and cancelled or redeemed pursuant to clauses (v), (vi) and (vii), is capped as follows based on the pro forma consolidated leverage ratio after giving effect to such purchase, cancellation or redemption:

Proforma Consolidated	Aggregate Senior Note
Leverage Ratio	Maximum Amount
(Millions)

Greater than or equal to 3.0x	$20
Greater than or equal to 2.5x	$100
Less than 2.5x	$125

Although the senior credit facility agreement would permit us to repay or refinance our senior notes under the conditions described above, any repayment or refinancing of our outstanding notes would be subject to market conditions and either the voluntary participation of noteholders or our ability to redeem the notes under the terms of the applicable note indenture. For example, while the senior credit agreement would allow us to repay our outstanding notes via a direct exchange of the notes for either permitted refinancing indebtedness or for shares of our common stock, we do not, under the terms of the agreements governing our outstanding notes, have the right to refinance the notes via any type of direct exchange.

The senior credit facility agreement also contains other restrictions on our operations that are customary for similar facilities, including limitations on: (i) incurring additional liens; (ii) sale and leaseback transactions (except for the permitted transactions as described in the senior credit facility agreement); (iii) liquidations and dissolutions; (iv) incurring additional indebtedness or guarantees; (v) investments and acquisitions; (vi) dividends and share repurchases; (vii) mergers and consolidations; and (viii) refinancing of the senior notes. Compliance with these requirements and restrictions is a condition for any incremental borrowings under the senior credit facility agreement and failure to meet these requirements enables the lenders to require repayment of any outstanding loans. As of December 31, 2010, we were in compliance with all the financial covenants and operational restrictions of the facility. Our senior credit facility does not contain any terms that could accelerate payment of the facility or affect pricing under the facility as a result of a credit rating agency downgrade.

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior and Subordinated Notes.  As of December 31, 2010, our outstanding debt also includes $20 million of 8 5/8 percent senior subordindated notes due January 7, 2011, $250 million of 8 1/8 percent senior notes due November 15, 2015, $225 million of 7 3/4 percent senior notes due August 15, 2018 and $500 million of 6 7/8 percent senior notes due December 15, 2020. Under the indentures governing the notes, we are permitted to redeem some or all of the remaining senior notes at any time after November 15, 2011 in the case of the senior notes due 2015, August 14, 2014 in the case of the senior notes due 2018, and December 15, 2015 in the case of senior notes due 2020. On January 7, 2011, we redeemed all remaining senior subordinated notes at a price of 102.875 percent of principal amount plus accrued and unpaid interest. If we sell certain of our assets or experience specified kinds of changes in control, we must offer to repurchase the notes. Under the indentures governing the notes, we are permitted to redeem up to 35 percent of the senior notes due 2018, with the proceeds of certain equity offerings completed before August 13, 2013 and up to 35 percent of the senior notes due 2020, with the proceeds of certain equity offerings completed before December 15, 2013.

Our senior notes require that, as a condition precedent to incurring certain types of indebtedness not otherwise permitted, our consolidated fixed charge coverage ratio, as calculated on a pro forma basis, be greater than 2.00. The indentures also contain restrictions on our operations, including limitations on: (i) incurring additional indebtedness or liens; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; (v) asset sales and (vi) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. As of December 31, 2010, we were in compliance with the covenants and restrictions of these indentures.

Accounts Receivable Securitization.  We also securitize some of our accounts receivable on a limited recourse basis in North America and Europe. As servicer under these accounts receivable securitization programs, we are responsible for performing all accounts receivable administration functions for these securitized financial assets including collections and processing of customer invoice adjustments. In North America, we have an accounts receivable securitization program with three commercial banks. We securitize original equipment and aftermarket receivables on a daily basis under the bank program. We had no outstanding third party investments in our securitized accounts receivable bank program as of December 31, 2010 and $62 million at December 31, 2009. In February 2010, the North American program was amended and extended to February 18, 2011, at a maximum facility size of $100 million. As part of this renewal, the margin we pay to our banks decreased. In March 2010, the North American program was further amended to extend the revolving terms of the program to March 25, 2011, add an additional bank and increase the available financing under the facility by $10 million to a new maximum of $110 million. In addition, we added a second priority facility to the North American program, which provides up to an additional $40 million of financing against accounts receivable generated in the U.S. or Canada that would otherwise be ineligible under the existing securitization facility. This new second priority facility also expires on March 25, 2011, and is subordinated to the existing securitization facility.

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

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

-

We also securitize receivables in our European operations with regional banks in Europe. The amount of outstanding third party investments in our securitized accounts receivable in Europe was $91 million and $75 million at December 31, 2010 and December 31, 2009, respectively. The arrangements to securitize receivables in Europe are provided under seven separate facilities provided by various financial institutions in each of the foreign jurisdictions. The commitments for these arrangements are generally for one year, but some may be cancelled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon 15 days, or less, notification.

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

We adopted the amended accounting guidance under ASC Topic 860, Accounting for Transfers of Financial Assets effective January 1, 2010. Prior to the adoption of this new guidance, we accounted for activities under our North American and European accounts receivable securitization programs as sales of financial assets to our banks. The new accounting guidance changed the conditions that must be met for the transfer of financial assets to be accounted for as a sale. The new guidance adds additional conditions that must be satisfied for transfers of financial assets to be accounted for as sales when the transferor has not transferred the entire original financial asset, including the requirement that no partial interest holder have rights in the transferred asset that are subordinate to the rights of other partial interest holders. In our North American accounts receivable securitization programs we transfer a partial interest in a pool of receivables and the interest that we retain is subordinate to the transferred interest. Accordingly, beginning January 1, 2010, we account for our North American securitization program as a secured borrowing. In our European programs we transfer accounts receivables in their entirety to the acquiring entities and satisfy all of the conditions established under amended ASC Topic 860 to report the transfer of financial assets in their entirety as a sale. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under our European securitization programs approximates the fair value of such receivables. We recognized $4 million in interest expense in 2010 relating to our North American securitization program which effective January 1, 2010, is accounted for as a secured borrowing arrangement under the amended accounting guidance for transfers of financial assets. In addition, we recognized a loss of $3 million, $9 million and $10 million for the years ended 2010, 2009 and 2008, respectively, on the sale of trade accounts receivable in both the North American and European accounts receivable securitization programs, representing the discount from book values at which these receivables were sold to our banks. The discount rate varies based on funding costs incurred by our banks, which averaged approximately four percent during 2010.

The impact of the new accounting rules on our consolidated financial statements includes an increase of $4 million in interest expense and a corresponding decrease in loss on sale of receivables on our income statement in 2010. In 2010, there was no cash flow impact as a result of the new accounting rules. Funding levels provided by our European securitization programs continue to be reflected as a change in receivables and included in net cash provided (used) by operating activities as under the previous accounting rules. Had the new accounting rules been in effect prior to 2010, reported receivables and short-term debt would both have been $62 million higher as of December 31, 2009. The loss on sale of receivables would have been $5 million lower, offset by a corresponding $5 million increase to interest expense for 2009. The loss on sales of receivables would have been $4 million lower, offset by a corresponding $4 million increase to interest expense for 2008. Additionally, our cash provided (used) by operations would have decreased by $62 million with a corresponding increase in cash provided by financing activities for the same amount for 2009.

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Financial Instruments

The carrying and estimated fair values of our financial instruments by class at December 31, 2010 and 2009 were as follows:

	December 31, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
		(Millions)

Long-term debt (including current maturities)	$1,162	$1,201	$1,151	$1,168
Instruments with off-balance sheet risk:
Foreign exchange forward contracts	2	2	2	2

Asset and Liability Instruments — The fair value of cash and cash equivalents, short and long-term receivables, accounts payable, and short-term debt was considered to be the same as or was not determined to be materially different from their carrying amount.

Long-term Debt — The fair value of our public fixed rate senior and senior subordinated notes ($20 million remaining principal balance was redeemed on January 7, 2011) is based on quoted market prices. The fair value of our private borrowings under our senior credit facility and other long-term debt instruments is based on the market value of debt with similar maturities, interest rates and risk characteristics.

Foreign Exchange Forward Contracts — We use derivative financial instruments, principally foreign currency forward purchase and sales contracts with terms of less than one year, to hedge our exposure to changes in foreign currency exchange rates. Our primary exposure to changes in foreign currency rates results from intercompany loans made between affiliates to minimize the need for borrowings from third parties. Additionally, we enter into foreign currency forward purchase and sale contracts to mitigate our exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables. We manage counter-party credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements. We do not enter into derivative financial instruments for speculative purposes. The fair value of our foreign currency forward contracts is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. We record the change in fair value of these foreign exchange forward contracts as part of currency gains (losses) within cost of sales in the consolidated statements of income (loss). The fair value of foreign exchange forward contracts are recorded in prepayments and other current assets or other current liabilities in the consolidated balance sheet. The fair value of our foreign exchange forward contracts, presented on a gross basis by derivative contract at December 31, 2010 and 2009, respectively, was as follows:

Fair Value of Derivative Instruments
	December 31, 2010		December 31, 2009
	Asset	Liability		Asset	Liability
	Derivatives	Derivatives	Total	Derivatives	Derivatives	Total

Foreign exchange forward contracts	$2	$—	$2	$3	$1	$2

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of our recurring financial assets and liabilities at December 31, 2010 and 2009, respectively, are as follows:

	December 31, 2010			December 31, 2009
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
(Millions)

Financial Assets:
Foreign exchange forward contracts	n/a	$2	n/a	n/a	$2	n/a
Financial Liabilities:
Foreign exchange forward contracts	n/a	$—	n/a	n/a	$—	n/a

The fair value hierarchy definition prioritizes the inputs used in measuring fair value into the following levels:

Level 1 —	Quoted prices in active markets for identical assets or liabilities.

Level 2 —	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

Level 3 —	Unobservable inputs based on our own assumptions.

The following table summarizes by major currency the notional amounts for foreign currency forward purchase and sale contracts as of December 31, 2010 (all of which mature no later than March 31, 2011):

		Notional Amount
		In Foreign Currency
		(Millions)

Australian dollars	—Purchase	1
British pounds	—Purchase	10
	—Sell	(8)
European euro	—Sell	(15)
South African rand	—Purchase	217
	—Sell	(41)
U.S. dollars	—Purchase	2
	—Sell	(18)
Other	—Purchase	652
	—Sell	(1)

Financial Guarantees — We have from time to time issued guarantees for the performance of obligations by some of our subsidiaries, and some of our subsidiaries have guaranteed our debt. All of our existing and future material domestic wholly-owned subsidiaries fully and unconditionally guarantee our senior credit facility, our senior notes and our senior subordinated notes ($20 million remaining principal balance was redeemed on January 7, 2011) on a joint and several basis. The arrangement for the senior credit facility is also secured by first-priority liens on substantially all our domestic assets and pledges of up to 66 percent of the stock of certain first-tier foreign subsidiaries. No assets or capital stock of our direct or indirect foreign subsidiaries secure these notes. For additional information, refer to Note 13 of the consolidated financial statements of Tenneco Inc., where we present the Supplemental Guarantor Condensed Consolidating Financial Statements.

We have issued guarantees through letters of credit in connection with some obligations of our affiliates. As of December 31, 2010, we have guaranteed $53 million in letters of credit to support some of our subsidiaries’ insurance arrangements, foreign employee benefit programs, environmental remediation activities and cash management and capital requirements.

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Negotiable Financial Instruments — One of our European subsidiaries receives payment from one of its OE customers whereby the accounts receivable are satisfied through the delivery of negotiable financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets as they do not meet our definition of cash equivalents. The amount of these financial instruments that was collected before their maturity date and sold at a discount totaled $6 million as of December 31, 2010, and $5 million as of December 31, 2009, respectively. No negotiable financial instruments were held by our European subsidiary as of December 31, 2010 or 2009, respectively.

In certain instances several of our Chinese subsidiaries receive payment from OE customers and satisfy vendor payments through the receipt and delivery of negotiable financial instruments. Financial instruments used to satisfy vendor payables and not redeemed totaled $8 million and $15 million at December 31, 2010 and 2009, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $11 million and $15 million at December 31, 2010 and 2009, respectively. We classify financial instruments received from our OE customers as other current assets if issued by a financial institution of our customers or as customer notes and accounts, net if issued by our customer. We classified $11 million and $15 million in other current assets at December 31, 2010 and 2009, respectively. Some of our Chinese subsidiaries that issue their own negotiable financial instruments to pay vendors are required to maintain a cash balance if they exceed certain credit limits with the financial institution that guarantees those financial instruments. A restricted cash balance was not required at those Chinese subsidiaries at December 31, 2010 and 2009, respectively.

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

7.	Income Taxes

The domestic and foreign components of our income before income taxes and noncontrolling interests are as follows:

	Year Ended
	December 31,
	2010	2009	2008
	(Millions)

U.S. income (loss) before income taxes	$(45)	$(118)	$(257)
Foreign income before income taxes	177	77	141

Income (loss) before income taxes and noncontrolling interests	$132	$(41)	$(116)

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following is a comparative analysis of the components of income tax expense:

	Year Ended December 31,
	2010	2009	2008
	(Millions)

Current —
U.S.	$—	$(2)	$42
State and local	1	4	—
Foreign	64	35	12

	65	37	54

Deferred —
U.S.	—	(18)	190
State and local	—	(3)	45
Foreign	4	(3)	—

	4	(24)	235

Income tax expense	$69	$13	$289

Following is a reconciliation of income taxes computed at the statutory U.S. federal income tax rate (35 percent for all years presented) to the income tax expense reflected in the statements of income (loss):

	Year Ended December 31,
	2010	2009	2008
	(Millions)

Income tax expense (benefit) computed at the statutory U.S. federal income tax rate	$46	$(14)	$(41)
Increases (reductions) in income tax expense resulting from:
Foreign income taxed at different rates and foreign losses with no tax benefit	(16)	14	(6)
Taxes on repatriation of dividends	4	4	15
State and local taxes on income, net of U.S. federal income tax benefit	2	2	2
Changes in valuation allowance for tax loss carryforwards and credits	16	5	233
Amortization of tax goodwill	—	—	(6)
Foreign tax holidays	(5)	(3)	—
Investment and R&D tax credits	(2)	(5)	(1)
Foreign earnings subject to U.S. federal income tax	5	3	3
Adjustment of prior years taxes	4	—	(2)
Impact of foreign tax law changes	(1)	2	10
Tax contingencies	12	6	40
Goodwill impairment	—	—	40
Other	4	(1)	2

Income tax expense	$69	$13	$289

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of our net deferred tax assets were as follows:

	December 31,
	2010	2009
	(Millions)

Deferred tax assets —
Tax loss carryforwards:
U.S.	$157	$218
State	53	61
Foreign	56	55
Investment tax credit benefits	46	44
Postretirement benefits other than pensions	52	54
Pensions	55	69
Bad debts	3	3
Sales allowances	6	5
Payroll and other accruals	93	91
Valuation allowance	(318)	(378)

Total deferred tax assets	203	222

Deferred tax liabilities —
Tax over book depreciation	82	89
Other	54	70

Total deferred tax liabilities	136	159

Net deferred tax assets	$67	$63

Following is a reconciliation of deferred taxes to the deferred taxes shown in the balance sheet:

	December 31,
	2010	2009
	(Millions)

Balance Sheet:
Current portion — deferred tax asset	$38	$35
Non-current portion — deferred tax asset	92	100
Current portion — deferred tax liability shown in other current liabilities	(7)	(6)
Non-current portion — deferred tax liability	(56)	(66)

Net deferred tax assets	$67	$63

We had potential tax assets of $318 million and $378 million at December 31, 2010 and 2009, respectively, that were not recognized on our balance sheet as a result of the valuation allowance recorded. These unrecognized tax assets resulted primarily from U.S. tax loss carryforwards, foreign tax loss carryforwards, foreign investment tax credits and U.S. state net operating losses that are available to reduce future U.S., U.S. state and foreign tax liabilities.

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

In 2010, we reported income tax expense of $69 million. The tax expense recorded differs from the expense that would be recorded using a U.S. Federal statutory rate of 35 percent due to the impact of not benefiting tax losses in the U.S. and certain foreign jurisdictions, and charges primarily related to adjustments to prior year income taxes and tax contingencies which more than offset a favorable mix of tax rates in the jurisdictions we pay taxes. During 2010, we recorded a $52 million reduction in our valuation allowance related to the utilization of U.S. NOLs resulting from a reorganization of our European operations. In evaluating the requirements to record a valuation allowance, accounting standards do not permit us to consider an economic recovery in the U.S. or new business we have won. Consequently, beginning in 2008, given our historical losses, we concluded that our ability to fully utilize our NOLs was limited due to projecting the continuation of the negative economic environment and the impact of the negative operating environment on our tax planning strategies. As a result of our tax planning strategies which have not yet been implemented and which do not depend upon generating future taxable income, we carry deferred tax assets in the U.S. of $90 million relating to the expected utilization of those NOLs. The federal NOLs expire beginning in tax years ending in 2020 through 2029. The state NOLs expire in various tax years through 2029.

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

We do not provide for U.S. income taxes on unremitted earnings of foreign subsidiaries, except for the earnings of certain of our China operations, as our present intention is to reinvest the unremitted earnings in our foreign operations. Unremitted earnings of foreign subsidiaries were approximately $683 million at December 31, 2010. We estimated that the amount of U.S. and foreign income taxes that would be accrued or paid upon remittance of the assets that represent those unremitted earnings was $203 million.

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

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of our uncertain tax positions is as follows:

	2010	2009	2008

Uncertain tax positions —
Balance January 1	$96	$83	$44
Gross increases in tax positions in current period	23	17	16
Gross increases in tax positions in prior period	4	16	56
Gross decreases in tax positions in prior period	(6)	—	(12)
Gross decreases — settlements	(2)	(17)	(8)
Gross decreases — statute of limitations expired	(4)	(3)	(13)

Balance December 31	$111	$96	$83

Included in the balance of uncertain tax positions at December 31, 2010, 2009 and 2008 were $36 million, $28 million and $75 million, respectively, of tax benefits, that, if recognized, would affect the effective tax rate. We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. Related to the uncertain tax positions noted above, we accrued penalties of $2 million in 2009. No penalties were accrued in 2010 and 2008. Additionally, interest of less than one million was accrued related to uncertain tax positions in 2010. No interest was accrued in 2009 and $2 million of interest related to uncertain tax positions was accrued in 2008. Our liability for penalties was $3 million at both December 31, 2010 and 2009 respectively and $1 million at December 31, 2008, and our liability for interest was $5 million, $4 million and $7 million at December 31, 2010, 2009 and 2008, respectively.

Our uncertain tax position at December 31, 2010 and 2009 included foreign exposures relating to the disallowance of deductions, global transfer pricing and various other issues. We believe it is reasonably possible that a decrease of up to $1 million in unrecognized tax benefits related to the expiration of foreign statute of limitations and the conclusion of foreign income tax examinations may occur within the coming year.

We are subject to taxation in the U.S. and various state and foreign jurisdictions. As of December 31, 2010, our tax years open to examination in primary jurisdictions are as follows:

Open To Tax
Year

United States — due to NOL	1998
Germany	2006
Belgium	2008
Canada	2005
United Kingdom	2009
Spain	2003

8.	Common Stock

We have authorized 135 million shares ($0.01 par value) of common stock, of which 61,541,760 shares and 60,789,739 shares were issued at December 31, 2010 and 2009, respectively. We held 1,294,692 shares of treasury stock at both December 31, 2010 and 2009.

Equity Plans — In December 1996, we adopted the 1996 Stock Ownership Plan, which permitted the granting of a variety of awards, including common stock, restricted stock, performance units, stock equivalent units, stock appreciation rights (“SARs”) and stock options to our directors, officers, employees and consultants. The 1996 plan, which terminated as to new awards on December 31, 2001, was renamed the

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Stock Ownership Plan.” In December 1999, we adopted the Supplemental Stock Ownership Plan, which permitted the granting of a variety of similar awards to our directors, officers, employees and consultants. We were authorized to deliver up to about 1.1 million treasury shares of common stock under the Supplemental Stock Ownership Plan, which also terminated as to new awards on December 31, 2001. In March 2002, we adopted the 2002 Long-Term Incentive Plan which permitted the granting of a variety of similar awards to our officers, directors, employees and consultants. Up to 4 million shares of our common stock were authorized for delivery under the 2002 Long-Term Incentive Plan. In March 2006, we adopted the 2006 Long-Term Incentive Plan which replaced the 2002 Long-Term Incentive Plan and permits the granting of a variety of similar awards to directors, officers, employees and consultants. On May 13, 2009, our stockholders approved an amendment to the Tenneco Inc. 2006 Long-Term Incentive Plan to increase the shares of common stock available thereunder by 2.3 million. Each share underlying an award generally counts as one share against the total plan availability. Each share underlying a full value award (e.g. restricted stock), however, counts as 1.25 shares against the total plan availability. As of December 31, 2010, up to 1,912,243 shares of our common stock remain authorized for delivery under the 2006 Long-Term Incentive Plan. Our nonqualified stock options have 7 to 20 year terms and vest equally over a three-year service period from the date of the grant.

We have granted restricted common stock to our directors and certain key employees and restricted stock units, payable in cash, to certain key employees. These awards generally require, among other things, that the award holder remain in service to our company during the restriction period, which is currently 3 years, with a portion of the award vesting equally each year. We also have granted stock equivalent units and long-term performance units to certain key employees that are payable in cash. At December 31, 2010, the long-term performance units outstanding included a three-year grant for 2008-2010 (“the 2008 Grant”) payable in the first quarter of 2011 and a three-year grant for 2010-2012 (“the 2010 Grant”) payable in the first quarter of 2013. Payment is based on the attainment of specified performance goals. The 2008 Grant value is indexed to the stock price. The 2010 Grant value is based on stock price, cumulative EBITDA and free cashflow metrics. In addition, we have granted SARs to certain key employees in our Asian and Indian operations that are payable in cash after a three-year service period. The grant value is indexed to the stock price.

In November 2009, we successfully completed the public offering of 12 million shares of common stock at a price of $16.50 per share. We received $198 million in gross proceeds and approximately $188 million in net proceeds, after expenses from the sales of our common stock. We used the proceeds to repay outstanding borrowings under our revolving credit facility and for general corporate purposes.

Accounting Methods — The impact of recognizing compensation expense related to nonqualified stock options is contained in the table below.

	Year Ended December 31,
	2010	2009	2008
	(Millions)

Selling, general and administrative	$3	$3	$4

Loss before interest expense, income taxes and noncontrolling interests	(3)	(3)	(4)
Net loss	$(3)	$(3)	$(4)

Decrease in basic earnings per share	$(0.05)	$(0.06)	$(0.09)
Decrease in diluted earnings per share	$(0.05)	$(0.06)	$(0.09)

We immediately expense stock options and restricted stock awarded to employees who are eligible to retire. When employees become eligible to retire during the vesting period, we recognize the remaining expense associated with their stock options and restricted stock.

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2010, there was approximately $4 million of unrecognized compensation costs related to our stock option awards that we expect to recognize over a weighted average period of 0.7 years.

Compensation expense for restricted stock, restricted stock units, long-term performance units and SARs, was $14 million for the year ended December 31, 2010 and $5 million for each of the years ended December 31, 2009 and 2008 respectively, and was recorded in selling, general, and administrative expense on the statement of income (loss).

Cash received from stock option exercises for the year ended December 31, 2010, 2009, and 2008 was $6 million, $1 million, and $2 million, respectively. Stock option exercises in 2010 and 2009 would have generated an excess tax benefit of $4 million and $1 million in each period, respectively. We did not record the excess tax benefit as we have federal and state net operating losses which are not currently being utilized.

Assumptions — We calculated the fair values of stock option awards using the Black-Scholes option pricing model with the weighted average assumptions listed below. The fair value of share-based awards is determined at the time the awards are granted which is generally in January of each year, and requires judgment in estimating employee and market behavior.

	Year Ended December 31,
	2010	2009	2008

Stock Options Granted
Weighted average grant date fair value, per share	$11.76	$1.34	$8.03
Weighted average assumptions used:
Expected volatility	75.4%	82.6%	37.7%
Expected lives	4.6	4.5	4.1
Risk-free interest rates	2.2%	1.48%	2.8%
Dividends yields	0.0%	0.00%	0.0%

Expected volatility is calculated based on current implied volatility and historical realized volatility for the Company.

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

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options — The following table reflects the status and activity for all options to purchase common stock for the period indicated:

	Year Ended December 31, 2010
			Weighted Avg.
	Shares	Weighted Avg.	Remaining	Aggregate
	Under	Exercise	Life in	Intrinsic
	Option	Prices	Years	Value
	(Millions)

Outstanding Stock Options
Outstanding, January 1, 2010	3,425,457	$13.21	4.6	$20
Granted	346,774	19.48
Canceled	(15,000)	10.66
Forfeited	(16,471)	19.72
Exercised	(55,375)	6.06		1

Outstanding, March 31, 2010	3,685,385	$13.89	4.7	$30
Granted	6,398	24.27
Canceled	—	—
Forfeited	(1,350)	25.09
Exercised	(32,546)	11.30		—

Outstanding, June 30, 2010	3,657,887	$13.93	4.6	$37
Granted	4,540	22.58
Canceled	—	—
Forfeited	(13,891)	6.58
Exercised	(208,108)	6.56		4

Outstanding, September 30, 2010	3,440,428	$14.38	4.3	$39

Granted	127	33.34
Canceled	—	—
Forfeited	(2,965)	20.33
Exercised	(308,349)	14.19		7

Outstanding, December 31, 2010	3,129,241	$14.43	4.3	$68

Vested and Expected to Vest, December 31, 2010	3,051,525	14.50	4.3	$66

Exercisable, December 31, 2010	2,242,478	$15.23	4.1	$47

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock — The following table reflects the status for all nonvested restricted shares for the period indicated:

	Year Ended
	December 31, 2010
		Weighted Avg.
		Grant Date
	Shares	Fair Value

Nonvested Restricted Shares
Nonvested balance at January 1, 2010	644,052	$9.85
Granted	240,555	19.48
Vested	(307,981)	13.82
Forfeited	(3,064)	4.10

Nonvested balance at March 31, 2010	573,562	$11.50
Granted	4,099	24.27
Vested	(2,913)	13.54
Forfeited	(160)	1.85

Nonvested balance at June 30, 2010	574,588	$11.59
Granted	2,909	22.58
Vested	(3,338)	18.46
Forfeited	(436)	1.85

Nonvested balance at September 30, 2010	573,723	$11.61

Granted	81	33.34
Vested	(14,094)	13.39
Forfeited	(1,512)	7.45

Nonvested balance at December 31, 2010	558,198	$11.58

The fair value of restricted stock grants is equal to the average market price of our stock at the date of grant. As of December 31, 2010, approximately $3 million of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of approximately 2.1 years.

Long-Term Performance Units, Restricted Stock Units and SARs — Long-term performance units, restricted stock units, and SARs are paid in cash and recognized as a liability based upon their fair value. As of December 31, 2010, $7 million of total unrecognized compensation costs is expected to be recognized over a weighted-average period of approximately 2.0 years.

9.	Preferred Stock

We had 50 million shares of preferred stock ($0.01 par value) authorized at December 31, 2010 and 2009, respectively. No shares of preferred stock were outstanding at those dates.

10.	Pension Plans, Postretirement and Other Employee Benefits

Pension benefits are based on years of service and, for most salaried employees, on average compensation. Our funding policy is to contribute to the plans amounts necessary to satisfy the funding requirement of applicable federal or foreign laws and regulations. Of our $715 million benefit obligation at December 31, 2010, approximately $650 million required funding under applicable federal and foreign laws. At December 31,

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2010, we had approximately $529 million in assets to fund that obligation. The balance of our benefit obligation, $65 million, did not require funding under applicable federal or foreign laws and regulations. Pension plan assets were invested in the following classes of securities:

	Percentage of Fair Market Value
	December 31,		December 31,
	2010		2009
	US	Foreign	US	Foreign

Equity Securities	71%	57%	71%	55%
Debt Securities	28%	36%	29%	38%
Real Estate	—	2%	—	2%
Other	1%	5%	—	5%

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

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents our plan assets using the fair value hierarchy as of December 31, 2010 and December 31, 2009. The fair value hierarchy has three levels based on the methods used to determine the fair value. Level 1 assets refer to those asset values based on quoted market prices in active markets for identical assets at the measurement date. Level 2 assets refer to assets with values determined using significant other observable inputs, and Level 3 assets include values determined with non-observable inputs.

	Fair Value Level as of December 31, 2010
	US			Foreign
Asset Category	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
			(Millions)

Equity securities:
U.S. large cap	$33	$96	$—	$25	$7	$—
U.S. mid cap	—	—	—	—	1	—
U.S. Small Cap	—	18	—	—	1	—
Non-U.S. large cap	—	18	—	36	65	—
Non-U.S. mid cap	—	—	—	—	19	—
Non-U.S. small cap	—	—	—	—	8	—
Emerging markets	—	6	—	1	—	—
Debt securities:
U.S. treasuries/government bonds	20	—	—	—	—	—
U.S. corporate bonds	—	20	—	—	—	—
U.S. mortgage backed securities	—	24	—	—	—	—
U.S. asset backed securities	—	1	—	—	—	—
U.S. other fixed income	—	4	—	—	—	—
Non-U.S. treasuries /government bonds	—	1	—	59	5	—
Non-U.S. corporate bonds	—	1	—	15	21	—
Non-U.S. other fixed income	—	—	—	—	—	6
Real Estate:
Non-U.S. real estate	—	—	—	—	5	—
Other:
Insurance contracts	—	—	—	—	7	—
Cash held in bank accounts	—	—	—	6	—	—

Total	$53	$189	$—	$142	$139	$6

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value Level as of December 31, 2009
	US			Foreign
Asset Category	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
			(Millions)

Equity securities:
U.S. large cap	$14	$89	$—	$4	$24	$—
U.S. mid cap	—	3	—	—	—	—
U.S. Small Cap	—	16	—	—	—	—
Non-U.S. large cap	—	15	—	35	60	—
Non-U.S. mid cap	—	—	—	—	17	—
Emerging markets	5	—	—	—	6	—
Debt securities:
U.S. treasuries/government bonds	13	3	—	—	—	—
U.S. corporate bonds	—	14	—	—	—	—
U.S. mortgage backed securities	—	20	—	—	—	—
U.S. asset backed securities	—	3	—	—	—	—
U.S. other fixed income	—	4	—	—	—	—
Non-U.S. treasuries /government bonds	—	—	—	33	22	—
Non-U.S. corporate bonds	—	—	—	7	31	—
Non-U.S. municipal obligations	—	—	—	—	1	—
Non-U.S. other fixed income	—	—	—	—	—	6
Real Estate:
Non-U.S. real estate	—	—	—	—	5	—
Other:
Insurance contracts	—	—	—	—	7	—
Cash held in bank accounts	—	—	—	4	—	—

Total	$32	$167	$—	$83	$173	$6

Level 1 assets were valued using market prices based on daily net asset value (NAV) or prices available daily through a public stock exchange. Level 2 assets were valued primarily using market prices, sometimes net of estimated realization expenses, and based on broker/dealer markets or in commingled funds where NAV is not available daily or publicly. For insurance contracts, the estimated surrender value of the policy was used to estimate fair market value. Level 3 assets in the Netherlands were valued using an industry standard model based on certain assumptions such as the U-return and estimated technical reserve.

The table below summarizes the changes in the fair value of the Level 3 assets:

	December 31,
	2010		December 31, 2009
	Level 3 Assets		Level 3 Assets
	US	Foreign	US	Foreign
	(Millions)		(Millions)

Balance at December 31 of the previous year	$—	$6	$—	$4
Actual return on plan assets:
Relating to assets still held at the reporting date	—	—	—	2
Ending Balance at December 31	$—	$6	$—	$6

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table contains information about significant concentrations of risk, including all individual assets that make up more than 5% of the total assets and any direct investments in Tenneco stock:

			Percentage of
Asset Category	Fair Value Level	Value	Total Assets
	(Millions)

2010:
Tenneco Stock	1	$34	14.0%
2009:
Tenneco Stock	1	$14	7.3%

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

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the change in benefit obligation, the change in plan assets, the development of net amount recognized, and the amounts recognized in the balance sheets for the pension plans and postretirement benefit plan follows:

	Pension				Postretirement
	2010		2009		2010	2009
	US	Foreign	US	Foreign	US	US
			(Millions)

Change in benefit obligation:
Benefit obligation at December 31 of the previous year	$341	$333	$334	$276	$142	$143
Currency rate conversion	—	(3)	—	31	—	—
Settlement	—	(2)	—	(1)	—	—
Service cost	1	4	1	3	1	1
Interest cost	20	19	20	18	8	8
Plan amendments	—	1	—	—	—	—
Actuarial (gain)/loss	22	21	4	17	(7)	(2)
Benefits paid	(30)	(15)	(18)	(13)	(9)	(9)
Participants’ contributions	—	3	—	2	—	—

Benefit obligation at December 31	$354	$361	$341	$333	$135	$141

Change in plan assets:
Fair value at December 31 of the previous year	$199	$262	$165	$196	$—	$—
Currency rate conversion	—	(1)	—	25	—	—
Settlement	—	(2)	—	(1)	—	—
Actual return on plan assets	40	20	43	35	—	—
Employer contributions	33	20	9	18	9	9
Participants’ contributions	—	3	—	2	—	—
Benefits paid	(30)	(15)	(18)	(13)	(9)	(9)

Fair value at December 31	$242	$287	$199	$262	$—	$—

Development of net amount recognized:
Unfunded status at December 31	$(112)	$(74)	$(142)	$(71)	$(135)	$(141)
Unrecognized cost:
Actuarial loss	165	120	171	104	63	74
Prior service cost/ (credit)	2	11	2	11	(35)	(41)

Net amount recognized at December 31	$55	$57	$31	$44	$(107)	$(108)

Amounts recognized in the balance sheets as of December 31
Noncurrent assets	$—	$1	$—	$2	$—	$—
Current liabilities	(3)	(3)	(17)	(2)	(10)	(10)
Noncurrent liabilities	(109)	(72)	(125)	(71)	(125)	(131)

Net amount recognized	$(112)	$(74)	$(142)	$(71)	$(135)	$(141)

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets of one plan may not be utilized to pay benefits of other plans. Additionally, the prepaid (accrued) pension cost has been recorded based upon certain actuarial estimates as described below. Those estimates are subject to revision in future periods given new facts or circumstances.

Net periodic pension costs (income) for the years 2010, 2009, and 2008, consist of the following components:

	2010		2009		2008
	US	Foreign	US	Foreign	US	Foreign
	(Millions)

Service cost — benefits earned during the year	$1	$5	$1	$4	$1	$5
Interest cost	20	19	20	18	20	20
Expected return on plan assets	(21)	(19)	(22)	(19)	(23)	(21)
Curtailment loss	—	—	1	—	—	—
Settlement loss	6	—	2	—	—	1
Net amortization:
Actuarial loss	3	3	2	2	3	4
Prior service cost	—	2	1	2	1	1

Net pension costs	$9	$10	$5	$7	$2	$10

Amounts recognized in accumulated other comprehensive loss for pension benefits consist of the following components:

	2010		2009
	US	Foreign	US	Foreign
	(Millions)

Net actuarial loss	$165	$120	$171	$104
Prior service cost	2	11	2	11

	$167	$131	$173	$115

In 2011, we expect to recognize the following amounts, which are currently reflected in accumulated other comprehensive income, as components of net periodic benefit cost:

	2011
	US	Foreign
	(Millions)

Net actuarial loss	$4	$5
Prior service cost	—	2

	$4	$7

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for all pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2010 and 2009 were as follows:

	December 31,		December 31,
	2010		2009
	US	Foreign	US	Foreign
	(Millions)

Projected Benefit Obligation	$354	$332	$341	$302
Accumulated Benefit Obligation	352	328	339	297
Fair Value of Plan Assets	242	257	199	229

The following estimated benefit payments are payable from the pension plans to participants:

Year	US	Foreign
	(Millions)

2011	18	17
2012	18	15
2013	18	16
2014	20	17
2015	21	17
2016-2019	123	100

The following assumptions were used in the accounting for the pension plans for the years of 2010, 2009, and 2008:

	2010		2009
	US	Foreign	US	Foreign

Weighted-average assumptions used to determine benefit obligations
Discount rate	5.6%	5.4%	6.1%	6.0%
Rate of compensation increase	N/A	3.5%	N/A	3.5%

	2010		2009		2008
	US	Foreign	US	Foreign	US	Foreign

Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	6.1%	6.0%	6.2%	6.3%	6.2%	5.6%
Expected long-term return on plan assets	8.3%	6.9%	8.8%	7.3%	8.8%	7.7%
Rate of compensation increase	N/A	3.5%	N/A	3.1%	N/A	4.4%

We made contributions of $53 million to our pension plans during 2010. Based on current actuarial estimates, we believe we will be required to make contributions of $44 million to those plans during 2011. Pension contributions beyond 2011 will be required, but those amounts will vary based upon many factors, including the performance of our pension fund investments during 2011.

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

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have life insurance plans which provided benefit to a majority of our U.S. employees. We also have postretirement plans for our U.S. employees hired before January 1, 2001. The plans cover salaried employees retiring on or after attaining age 55 who have at least 10 years of service with us after attaining age 45. For hourly employees, the postretirement benefit plans generally cover employees who retire according to one of our hourly employee retirement plans. All of these benefits may be subject to deductibles, co-payment provisions and other limitations, and we have reserved the right to change these benefits. For those employees hired after January 1, 2001, we do not provide any postretirement benefits. Our postretirement healthcare and life insurance plans are not funded. The measurement date used to determine postretirement benefit obligations is December 31.

Net periodic postretirement benefit cost for the years 2010, 2009, and 2008, consists of the following components:

	2010	2009	2008
	(Millions)

Service cost — benefits earned during the year	$1	$1	$2
Interest on accumulated postretirement benefit obligation	8	8	8
Net amortization:
Actuarial loss	4	5	5
Prior service credit	(6)	(6)	(5)

Net periodic postretirement benefit cost	$7	$8	$10

In 2011, we expect to recognize the following amounts, which are currently reflected in accumulated other comprehensive income, as components of net periodic benefit cost:

2011

Net actuarial loss	$4
Prior service credit	(6)

$(2)

The following estimated postretirement benefit payments are payable from the plan to participants:

Postretirement
Year	Benefits
(Millions)

2011	10
2012	10
2013	10
2014	10
2015	10
2016-2019	49

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following estimated subsidies under the Medicare Prescription Drug, Improvement, and Modernization Act are expected to be received:

Postretirement
Year	Benefits
(Millions)

2011	1
2012	1
2013	1
2014	1
2015	1
2016-2019	3

The weighted average assumed health care cost trend rate used in determining the 2010 accumulated postretirement benefit obligation was 7.5 percent, declining to 5 percent by 2014. The healthcare cost trend rate was 8.3 percent for 2009 and 9 percent 2008, declining to 5 percent over succeeding periods.

The following assumptions were used in the accounting for postretirement cost for the years of 2010, 2009 and 2008:

	2010	2009

Weighted-average assumptions used to determine benefit obligations
Discount rate	5.6%	6.1%
Rate of compensation increase	N/A	N/A

	2010	2009	2008

Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	6.1%	6.2%	6.2%
Rate of compensation increase	N/A	4.0%	4.0%

The effect of a one-percentage-point increase or decrease in the 2010 assumed health care cost trend rates on total service cost and interest and the postretirement benefit obligation are as follows:

	One-Percentage	One-Percentage
	Point Increase	Point Decrease
	(Millions)

Effect on total of service cost and interest cost	$1	$—
Effect on postretirement benefit obligation	10	(9)

Based on current actuarial estimates, we believe we will be required to make postretirement contributions of approximately $10 million during 2011.

We have established Employee Stock Ownership Plans for the benefit of our domestic employees. Under the plans, subject to limitations in the Internal Revenue Code, participants may elect to defer up to 75 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We match in cash 50 percent of each employee’s contribution up to eight percent of the employee’s salary. In 2009, we temporarily discontinued these matching contributions as a result of the global economic downturn that began in 2008. We restored the matching contributions to salaried and non-union hourly U.S. employees beginning on January 1, 2010. In connection with freezing the defined benefit pension plans for nearly all U.S. based salaried and non-union hourly employees effective December 31, 2006, and the related replacement of those defined benefit plans with defined contribution plans, we are making additional contributions to the Employee Stock Ownership Plans. We recorded expense for these contributions of $17 million, $10 million, and $18 million in 2010, 2009 and 2008, respectively. Matching contributions vest

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

immediately. Defined benefit replacement contributions fully vest on the employee’s third anniversary of employment.

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

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment results for 2010, 2009, and 2008 are as follows:

	Segment
	North		Asia	Reclass &
	America	Europe	Pacific	Elims	Consolidated
	(Millions)

At December 31, 2010, and for the Year Then Ended
Revenues from external customers	$2,821	$2,446	$670	$—	$5,937
Intersegment revenues	11	148	28	(187)	—
Interest income	—	3	1	—	4
Depreciation and amortization of intangibles	109	86	21	—	216
Income before interest expense, income taxes, and noncontrolling interests	155	76	50	—	281
Total assets	1,281	1,337	525	24	3,167
Equity in net assets of unconsolidated affiliates	—	9	—	—	9
Expenditures for plant, property and equipment	59	66	29	—	154
Noncash items other than depreciation and amortization	4	6	—	—	10
At December 31, 2009, and for the Year Then Ended
Revenues from external customers	$2,092	$2,047	$510	$—	$4,649
Intersegment revenues	7	162	15	(184)	—
Interest income	—	3	1	—	4
Depreciation and amortization of intangibles	113	89	19	—	221
Income before interest expense, income taxes, and noncontrolling interests	42	20	30	—	92
Total assets	1,102	1,338	391	10	2,841
Equity in net assets of unconsolidated affiliates	—	12	—	—	12
Expenditures for plant, property and equipment	45	58	15	—	118
Noncash items other than depreciation and amortization	8	(1)	1	—	8
At December 31, 2008, and for the Year Then Ended
Revenues from external customers	$2,630	$2,758	$528	$—	$5,916
Intersegment revenues	11	225	15	(251)	—
Interest income	—	10	1	—	11
Depreciation and amortization of intangibles	108	97	17	—	222
Income before interest expense, income taxes, and noncontrolling interests	(107)	85	19	—	(3)
Total assets	1,120	1,352	322	34	2,828
Equity in net assets of unconsolidated affiliates	—	14	—	—	14
Expenditures for plant, property and equipment	108	89	24	—	221
Noncash items other than depreciation and amortization	(122)	(11)	—	—	(133)

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows information relating to our external customer revenues for each product or each group of similar products:

	Net Sales
	Year Ended December 31,
	2010	2009	2008
	(Millions)

Emission Control Systems & Products
Aftermarket	$318	$315	$358
Original Equipment
OE Value-add	2,223	1,638	2,128
OE Substrate	1,284	966	1,492

	3,507	2,604	3,620

	3,825	2,919	3,978

Ride Control Systems & Products
Aftermarket	851	721	761
Original Equipment	1,261	1,009	1,177

	2,112	1,730	1,938

Total Revenues	$5,937	$4,649	$5,916

The following customers accounted for 10 percent or more of our net sales in any of the last three years.

Customer	2010	2009	2008

General Motors	19%	16%	20%
Ford	13%	14%	11%

	Geographic Area
	United				Other	Reclass &
	States	Germany	Canada	China	Foreign(a)	Elims	Consolidated
	(Millions)

At December 31, 2010, and for the Year Then Ended
Revenues from external customers(b)	$2,275	$616	$327	$473	$2,246	$—	$5,937
Long-lived assets(c)	352	109	64	76	564	—	1,165
Total assets	1,147	322	149	321	1,308	(80)	3,167
At December 31, 2009, and for the Year Then Ended
Revenues from external customers(b)	$1,531	$559	$416	$361	$1,782	$—	$4,649
Long-lived assets(c)	373	116	75	61	604	—	1,229
Total assets	984	409	125	249	1,153	(79)	2,841
At December 31, 2008, and for the Year Then Ended
Revenues from external customers(b)	$1,954	$898	$483	$309	$2,272	$—	$5,916
Long-lived assets(c)	421	130	74	57	599	—	1,281
Total assets	1,066	429	112	186	1,149	(114)	2,828

Note:	(a) Revenues from external customers and long-lived assets for individual foreign countries other than Germany, Canada, and China are not material.

(b)	Revenues are attributed to countries based on location of the shipper.

(c)	Long-lived assets include all long-term assets except goodwill, intangibles and deferred tax assets.

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Commitments and Contingencies

Capital Commitments

We estimate that expenditures aggregating approximately $48 million will be required after December 31, 2010 to complete facilities and projects authorized at such date, and we have made substantial commitments in connection with these facilities and projects.

Lease Commitments

We have long-term leases for certain facilities, equipment and other assets. The minimum lease payments under non-cancelable leases with lease terms in excess of one year are:

						Subsequent
	2011	2012	2013	2014	2015	Years
	(Millions)

Operating Leases	$26	$19	$13	$8	$5	$17
Capital Leases	1	—	—	—	—	—

Total rental expense for the year 2010, 2009 and 2008 was $45 million, $43 million and $46 million, respectively.

Litigation

We also from time to time are involved in legal proceedings, claims or investigations that are incidental to the conduct of our business. Some of these proceedings allege damages against us relating to environmental liabilities (including toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warning issues, and other product liability related matters), taxes, employment matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. For example, one of our Argentine subsidiaries is currently defending against a criminal complaint alleging the failure to comply with laws requiring the proceeds of export transactions to be collected, reported and/or converted to local currency within specified time periods. As another example, we are subject to an audit in 11 states of our practices with respect to the payment of unclaimed property to those states. We are in the early stages of this audit, which could cover over 30 years and we now have practices in place which we believe ensure that we pay unclaimed property as required. We vigorously defend ourselves against all of these claims. In future periods, we could be subject to cash costs or charges to earnings if any of these matters are resolved on unfavorable terms. However, although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, including our assessment of the merits of the particular claim, we do not expect that these legal proceedings or claims will have any material adverse impact on our future consolidated financial position, results of operations or cash flows.

In addition, we are subject to a number of lawsuits initiated by a significant number of claimants alleging health problems as a result of exposure to asbestos. In the early 2000’s we were named in nearly 20,000 complaints, most of which were filed in Mississippi state court and the vast majority of which made no allegations of exposure to asbestos from our product categories. Most of these claims have been dismissed and our current docket of active and inactive cases is less than 500 cases nationwide. A small number of claims have been asserted by railroad workers alleging exposure to asbestos products in railroad cars manufactured by The Pullman Company, one of our subsidiaries. The balance of the claims is related to alleged exposure to asbestos in our automotive emission control products. Only a small percentage of these claimants allege that they were automobile mechanics and a significant number appear to involve workers in other industries or otherwise do not include sufficient information to determine whether there is any basis for a claim against us. We believe, based on scientific and other evidence, it is unlikely that mechanics were exposed to asbestos by

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our former muffler products and that, in any event, they would not be at increased risk of asbestos-related disease based on their work with these products. Further, many of these cases involve numerous defendants, with the number of each in some cases exceeding 100 defendants from a variety of industries. Additionally, the plaintiffs either do not specify any, or specify the jurisdictional minimum, dollar amount for damages. As major asbestos manufacturers continue to go out of business or file for bankruptcy, we may experience an increased number of these claims. We vigorously defend ourselves against these claims as part of our ordinary course of business. In future periods, we could be subject to charges to earnings if any of these matters are resolved unfavorably to us. To date, with respect to claims that have proceeded sufficiently through the judicial process, we have regularly achieved favorable resolutions. Accordingly, we presently believe that these asbestos-related claims will not have a material adverse impact on our future consolidated financial condition, results of operations or cash flows.

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

Below is a table that shows the activity in the warranty accrual accounts:

	Year Ended
	December 31,
	2010	2009	2008
	(Millions)

Beginning Balance	$32	$27	$25
Accruals related to product warranties	19	18	17
Reductions for payments made	(18)	(13)	(15)

Ending Balance	$33	$32	$27

Environmental Matters

We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense costs related to an existing condition caused by past operations that do not contribute to current or future revenue generation. We record liabilities when environmental assessments indicate that required remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology, and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors. We consider all available evidence including prior experience in remediation of contaminated sites, other companies’ cleanup experiences and data released by the United States Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new information. Where future cash flows are fixed or reliably determinable, we have discounted the liabilities. All other environmental liabilities are recorded at their undiscounted amounts. We evaluate recoveries separately from the liability and, when they are assured, recoveries are recorded and reported separately from the associated liability in our consolidated financial statements.

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2010, we have the obligation to remediate or contribute towards the remediation of certain sites, including two existing Superfund sites. At December 31, 2010, our aggregated estimated share of environmental remediation costs for all these sites on a discounted basis was approximately $16 million, of which $5 million is recorded in other current liabilities and $11 million is recorded in deferred credits and other liabilities in our consolidated balance sheet. For those locations in which the liability was discounted, the weighted average discount rate used was 3.2 percent. The undiscounted value of the estimated remediation costs was $21 million. Our expected payments of environmental remediation costs are estimated to be approximately $5 million in 2011, $1 million in each year beginning 2012 through 2015 and $12 million thereafter. Based on information known to us, we have established reserves that we believe are adequate for these costs. Although we believe these estimates of remediation costs are reasonable and are based on the latest available information, the costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute towards the remediation costs. In addition, certain environmental statutes provide that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at these sites has been considered, where appropriate, in our determination of our estimated liability.

The $16 million noted above includes $5 million of estimated environmental remediation costs that resulted from the bankruptcy of Mark IV Industries in 2009. Prior to our 1996 acquisition of The Pullman Company, Pullman had sold certain assets to Mark IV. As partial consideration for the purchase of these assets, Mark IV agreed to assume Pullman’s and its subsidiaries’ historical obligations to contribute to the environmental remediation of certain sites. In April of 2009, Mark IV filed a petition for insolvency under Chapter 11 of the United States Bankruptcy Code and notified Pullman that it no longer intends to continue to contribute toward the remediation of those sites. We are continuing to conduct a thorough analysis and review of our remediation obligations and it is possible that our estimate may change as additional information becomes available to us.

We do not believe that any potential costs associated with our current status as a potentially responsible party in the Superfund sites, or as a liable party at the other locations referenced herein, will be material to our consolidated results of operations, financial position or cash flows.

13.	Supplemental Guarantor Condensed Consolidating Financial Statements

Basis of Presentation

Subject to limited exceptions, all of our existing and future material domestic 100% owned subsidiaries (which are referred to as the Guarantor Subsidiaries) fully and unconditionally guarantee our senior notes due in 2015, 2018, and 2020 on a joint and several basis. The Guarantor Subsidiaries are combined in the presentation below.

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

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENT OF INCOME (LOSS)

	For the Year Ended December 31, 2010
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass
	Subsidiaries	Subsidiaries	Company)	& Elims	Consolidated
	(Millions)

Revenues
Net sales and operating revenues —
External	$2,571	$3,366	$—	$—	$5,937
Affiliated companies	130	472	—	(602)	—

	2,701	3,838	—	(602)	5,937

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	2,331	3,171	—	(602)	4,900
Engineering, research, and development	48	69	—	—	117
Selling, general, and administrative	153	261	3	—	417
Depreciation and amortization of other intangibles	86	130	—	—	216

	2,618	3,631	3	(602)	5,650

Other income (expense)
Loss on sale of receivables	—	(3)	—	—	(3)
Other income (expense)	12	1	—	(16)	(3)

	12	(2)	—	(16)	(6)

Earnings before interest expense, income taxes, noncontrolling interests and equity in net income from affiliated companies	95	205	(3)	(16)	281

Interest expense —
External (net of interest capitalized)	(2)	7	144	—	149
Affiliated companies (net of interest income)	186	(54)	(132)	—	—
Income tax expense (benefit)	7	62	—	—	69
Equity in net income (loss) from affiliated companies	154	—	54	(208)	—

Net income (loss)	58	190	39	(224)	63

Less: Net income attributable to noncontrolling interests	—	24	—	—	24

Net income (loss) attributable to Tenneco Inc.	$58	$166	$39	$(224)	$39

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENT OF INCOME (LOSS)

	For the Year Ended December 31, 2009
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass
	Subsidiaries	Subsidiaries	Company)	& Elims	Consolidated
	(Millions)

Revenues
Net sales and operating revenues —
External	$1,915	$2,734	$—	$—	$4,649
Affiliated companies	92	399	—	(491)	—

	2,007	3,133	—	(491)	4,649

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	1,836	2,530	—	(491)	3,875
Engineering, research, and development	36	61	—	—	97
Selling, general, and administrative	105	236	3	—	344
Depreciation and amortization of other intangibles	91	130	—	—	221

	2,068	2,957	3	(491)	4,537

Other income (expense)
Loss on sale of receivables	—	(9)	—	—	(9)
Other income (expense)	(2)	4	—	(13)	(11)

	(2)	(5)	—	(13)	(20)

Earnings (loss) before interest expense, income taxes, noncontrolling interests and equity in net income from affiliated companies	(63)	171	(3)	(13)	92

Interest expense —
External (net of interest capitalized)	(1)	4	130	—	133
Affiliated companies (net of interest income)	140	(15)	(125)	—	—
Income tax expense (benefit)	(1)	33	(19)	—	13
Equity in net income (loss) from affiliated companies	124	—	(84)	(40)	—

Net income (loss)	(77)	149	(73)	(53)	(54)

Less: Net income attributable to noncontrolling interests	—	19	—	—	19

Net income (loss) attributable to Tenneco Inc.	$(77)	$130	$(73)	$(53)	$(73)

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENT OF INCOME (LOSS)

	For the Year Ended December 31, 2008
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass
	Subsidiaries	Subsidiaries	Company)	& Elims	Consolidated
	(Millions)

Revenues
Net sales and operating revenues —
External	$2,392	$3,524	$—	$—	$5,916
Affiliated companies	66	476	—	(542)	—

	2,458	4,000	—	(542)	5,916

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	2,058	3,547	—	(542)	5,063
Goodwill impairment charge	114	—	—	—	114
Engineering, research, and development	52	75	—	—	127
Selling, general, and administrative	124	264	4	—	392
Depreciation and amortization of other intangibles	86	136	—	—	222

	2,434	4,022	4	(542)	5,918

Other income (expense)
Loss on sale of receivables	—	(10)	—	—	(10)
Other income (expense)	63	(1)	(1)	(52)	9

	63	(11)	(1)	(52)	(1)

Earnings (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	87	(33)	(5)	(52)	(3)

Interest expense —
External (net of interest capitalized)	(3)	3	113	—	113
Affiliated companies (net of interest income)	124	(10)	(114)	—	—
Income tax expense (benefit)	20	89	185	(5)	289
Equity in net income (loss) from affiliated companies	(138)	—	(226)	364	—

Net income (loss)	(192)	(115)	(415)	317	(405)

Less: Net income attributable to noncontrolling interests	—	10	—	—	10

Net income (loss) attributable to Tenneco Inc.	$(192)	$(125)	$(415)	$317	$(415)

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

BALANCE SHEET

	December 31, 2010
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass
	Subsidiaries	Subsidiaries	Company)	& Elims	Consolidated
	(Millions)

ASSETS
Current assets:
Cash and cash equivalents	$—	$233	$—	$—	$233
Receivables, net	402	1,106	24	(706)	826
Inventories	221	326	—	—	547
Deferred income taxes	103	—	—	(65)	38
Prepayments and other	35	111	—	—	146

Total current assets	761	1,776	24	(771)	1,790

Other assets:
Investment in affiliated companies	391	—	707	(1,098)	—
Notes and advances receivable from affiliates	4,119	788	5,853	(10,760)	—
Long-term receivables, net	1	8	—	—	9
Goodwill	22	67	—	—	89
Intangibles, net	14	18	—	—	32
Deferred income taxes	37	21	34	—	92
Other	26	46	33	—	105

	4,610	948	6,627	(11,858)	327

Plant, property, and equipment, at cost	997	2,112	—	—	3,109
Less — Accumulated depreciation and amortization	(713)	(1,346)	—	—	(2,059)

	284	766	—	—	1,050

Total assets	$5,655	$3,490	$6,651	$(12,629)	$3,167

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)
Short-term debt — non-affiliated	$—	$62	$1	$—	$63
Short-term debt — affiliated	214	371	10	(595)	—
Trade payables	367	773	—	(92)	1,048
Accrued taxes	20	31	—	—	51
Other	130	213	47	(84)	306

Total current liabilities	731	1,450	58	(771)	1,468

Long-term debt — non-affiliated	—	11	1,149	—	1,160
Long-term debt — affiliated	4,583	768	5,409	(10,760)	—
Deferred income taxes	—	56	—	—	56
Postretirement benefits and other liabilities	347	85	—	4	436
Commitments and contingencies

Total liabilities	5,661	2,370	6,616	(11,527)	3,120

Redeemable noncontrolling interests	—	12	—	—	12

Tenneco Inc. Shareholders’ equity	(6)	1,069	35	(1,102)	(4)

Noncontrolling interests	—	39	—	—	39

Total equity	(6)	1,108	35	(1,102)	35

Total liabilities, redeemable noncontrolling interests and equity	$5,655	$3,490	$6,651	$(12,629)	$3,167

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

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENT OF CASH FLOWS

	Year Ended December 31, 2010
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass
	Subsidiaries	Subsidiaries	Company)	& Elims	Consolidated
	(Millions)

Operating Activities
Net cash provided (used) by operating activities	$97	$380	$(233)	$—	$244

Investing Activities
Proceeds from sale of assets	1	2	—	—	3
Cash payments for plant, property, and equipment	(50)	(101)	—	—	(151)
Cash payments for software related intangible assets	(7)	(5)	—	—	(12)
Investments and other	—	3	—	—	3

Net cash used by investing activities	(56)	(101)	—	—	(157)

Financing Activities
Issuance of long-term debt	—	5	875	—	880
Retirement of long-term debt	—	(4)	(860)	—	(864)
Debt issuance cost on long-term debt	—	—	(24)	—	(24)
Increase (decrease) in bank overdrafts	—	2	—	—	2
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	—	(10)	—	—	(10)
Intercompany dividends and net increase (decrease) in intercompany obligations	(61)	(181)	242	—	—
Distribution to noncontrolling interests partners	—	(14)	—	—	(14)

Net cash provided (used) by financing activities	(61)	(202)	233	—	(30)

Effect of foreign exchange rate changes on cash and cash equivalents	—	9	—	—	9

Increase (decrease) in cash and cash equivalents	(20)	86	—	—	66
Cash and cash equivalents, January 1	20	147	—	—	167

Cash and cash equivalents, December 31 (Note)	$—	$233	$—	$—	$233

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

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

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENT OF CASH FLOWS

	Year Ended December 31, 2008
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass
	Subsidiaries	Subsidiaries	Company)	& Elims	Consolidated
	(Millions)

Operating Activities
Net cash provided (used) by operating activities	$167	$130	$(137)	$—	$160

Investing Activities
Proceeds from sale of assets	—	3	—	—	3
Cash payments for plant, property, and equipment	(90)	(143)	—	—	(233)
Acquisition of business (net of cash acquired)	(19)	3	—	—	(16)
Cash payments for software related intangible assets	(9)	(6)	—	—	(15)

Net cash used by investing activities	(118)	(143)	—	—	(261)

Financing Activities
Issuance of common shares	—	—	2	—	2
Issuance of long-term debt	—	1	—	—	1
Retirement of long-term debt	—	(4)	(2)	—	(6)
Debit issuance cost on long-term debt	—	—	(2)	—	(2)
Increase (decrease) in bank overdrafts	—	(1)	—	—	(1)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	—	7	70	—	77
Intercompany dividends and net increase (decrease) in intercompany obligations	(39)	(30)	69	—	—
Distribution to noncontrolling interests partners	—	(13)	—	—	(13)

Net cash provided (used) by financing activities	(39)	(40)	137	—	58

Effect of foreign exchange rate changes on cash and cash equivalents	—	(19)	—	—	(19)

Increase (decrease) in cash and cash equivalents	10	(72)	—	—	(62)
Cash and cash equivalents, January 1	6	182	—	—	188

Cash and cash equivalents, December 31 (Note)	$16	$110	$—	$—	$126

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Quarterly Financial Data (Unaudited)

			Earnings Before
	Net Sales	Cost of Sales	Interest Expense,	Net Income (Loss)
	and	(Excluding	Income Taxes	Attributable
	Operating	Depreciation and	and Noncontrolling	to Tenneco
Quarter	Revenues	Amortization)	Interests	Inc.
	(Millions)

2010
1st	$1,316	$1,073	$59	$7
2nd	1,502	1,222	93	40
3rd	1,542	1,280	67	10
4th	1,577	1,325	62	(18)

	$5,937	$4,900	$281	$39

2009
1st	$967	$827	$(13)	$(49)
2nd	1,106	913	17	(33)
3rd	1,254	1,043	35	(8)
4th	1,322	1,092	53	17

	$4,649	$3,875	$92	$(73)

	Basic	Diluted
	Earnings (Loss)	Earnings (Loss)
	per Share of	per Share of
Quarter	Common Stock	Common Stock

2010
1st	$0.11	$0.11
2nd	0.68	0.66
3rd	0.17	0.17
4th	(0.31)	(0.31)
Full Year	0.65	0.63
2009
1st	$(1.05)	$(1.05)
2nd	(0.72)	(0.72)
3rd	(0.17)	(0.17)
4th	0.33	0.32
Full Year	(1.50)	(1.50)

Note:	The sum of the quarters may not equal the total of the respective year’s earnings per share on either a basic or diluted basis due to changes in the weighted average shares outstanding throughout the year.

(The preceding notes are an integral part of the foregoing consolidated financial statements.)

SCHEDULE II

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance	Charged	Charged
	at	to	to		Balance
	Beginning	Costs and	Other		at End
Description	of Year	Expenses	Accounts	Deductions	of Year
	(Millions)

Allowance for Doubtful Accounts and Notes Receivable Deducted from Assets to Which it Applies:
Year Ended December 31, 2010	$25	$2	$—	$7	$20

Year Ended December 31, 2009	$24	$5	$—	$4	$25

Year Ended December 31, 2008	$25	$3	$2	$6	$24

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The sections entitled “Election of Directors” and “Corporate Governance” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 18, 2011 are incorporated herein by reference. In addition, Item 4.1 of this Annual Report on Form 10-K, which appears at the end of Part I, is incorporated herein by reference.

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

The section entitled “Executive Compensation” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2011 is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The section entitled “Ownership of Common Stock” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2011 is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows, as of December 31, 2010, information regarding outstanding awards available under our compensation plans (including individual compensation arrangements) under which our equity securities may be delivered:

	(a)		(c)
	Number of	(b)	Number of
	securities to be	Weighted-	securities
	issued upon	average exercise	available for
	exercise of	price of	future
	outstanding	outstanding	issuance
	options,	options,	(excluding
	warrants and	warrants and	shares in
Plan category	rights(1)	rights	column (a))(1)

Equity compensation plans approved by security holders:
Stock Ownership Plan(2)	293,266	$7.37	—
2002 Long-Term Incentive Plan (as amended)(3)	892,587	$12.32	—
2006 Long-Term Incentive Plan(4)	1,943,388	$16.47	1,912,243

(1)	Reflects the number of shares of the Company’s common stock. Does not include 418,832 shares that may be issued in settlement of common stock equivalent units that were (i) credited to outside directors as payment for their retainer and other fees or (ii) credited to any of our executive officers who have elected to defer a portion of their compensation. In general, these units are settled in cash. At the option of the Company, however, the units may be settled in shares of the Company’s common stock.

(2)	This plan terminated as to new awards on December 31, 2001 (except awards pursuant to commitments outstanding at that date).

(3)	This plan terminated as to new awards upon adoption of our 2006 Long-term Incentive Plan (except awards pursuant to commitments outstanding on that date).

(4)	Does not include 558,198 shares subject to outstanding restricted stock (vest over time) as of December 31, 2010 that were issued at a weighted average exercise price of $11.58. Under this plan, as of December 31, 2010, a maximum of 1,529,794 shares remained available for delivery under full value awards (i.e., bonus stock, stock equivalent units, performance units, restricted stock and restricted stock units).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The subsections entitled “The Board of Directors and its Committees — General” and “Transactions with Related Persons” under the section entitled “Corporate Governance” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2011 are incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The sections entitled “Ratify Appointment of Independent Public Accountants — Audit, Audit-Related, Tax and All Other Fees” and “Ratify Appointment of Independent Public Accountants — Pre-Approval Policy” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2011 are incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN ITEM 8

See “Index to Financial Statements of Tenneco Inc. and Consolidated Subsidiaries” set forth in Item 8, “Financial Statements and Supplementary Data” for a list of financial statements filed as part of this Report.

INDEX TO SCHEDULE INCLUDED IN ITEM 8

Page

Schedule of Tenneco Inc. and Consolidated Subsidiaries — Schedule II — Valuation and qualifying accounts — three years ended December 31, 2010	138

SCHEDULES OMITTED AS NOT REQUIRED OR INAPPLICABLE

Schedule I — Condensed financial information of registrant
Schedule III — Real estate and accumulated depreciation
Schedule IV — Mortgage loans on real estate
Schedule V — Supplemental information concerning property — casualty insurance operations

EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-K for the fiscal year ended December 31, 2010, or incorporated herein by reference (exhibits designated by an asterisk are filed with the report; all other exhibits are incorporated by reference):

INDEX TO EXHIBITS

Exhibit
Number			Description

2		—	None.
3	.1(a)	—	Restated Certificate of Incorporation of the registrant dated December 11, 1996 (incorporated herein by reference to Exhibit 3.1(a) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-12387).
3	.1(b)	—	Certificate of Amendment, dated December 11, 1996 (incorporated herein by reference to Exhibit 3.1(c) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-12387).
3	.1(c)	—	Certificate of Ownership and Merger, dated July 8, 1997 (incorporated herein by reference to Exhibit 3.1(d) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-12387).
3	.1(d)	—	Certificate of Designation of Series B Junior Participating Preferred Stock dated September 9, 1998 (incorporated herein by reference to Exhibit 3.1(d) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 1-12387).
3	.1(e)	—	Certificate of Elimination of the Series A Participating Junior Preferred Stock of the registrant dated September 11, 1998 (incorporated herein by reference to Exhibit 3.1(e) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 1-12387).
3	.1(f)	—	Certificate of Amendment to Restated Certificate of Incorporation of the registrant dated November 5, 1999 (incorporated herein by reference to Exhibit 3.1(f) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
3	.1(g)	—	Certificate of Amendment to Restated Certificate of Incorporation of the registrant dated November 5, 1999 (incorporated herein by reference to Exhibit 3.1(g) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
3	.1(h)	—	Certificate of Ownership and Merger merging Tenneco Automotive Merger Sub Inc. with and into the registrant, dated November 5, 1999 (incorporated herein by reference to Exhibit 3.1(h) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
3	.1(i)	—	Certificate of Amendment to Restated Certificate of Incorporation of the registrant dated May 9, 2000 (incorporated herein by reference to Exhibit 3.1(i) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-12387).
3	.1(j)	—	Certificate of Ownership and Merger merging Tenneco Inc. with and into the registrant, dated October 27, 2005 (incorporated herein by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K dated October 28, 2005, File No. 1-12387).
3.2		—	By-laws of the registrant, as amended March 4, 2008 (incorporated herein by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K event date March 4, 2008, File No. 1-12387).
3.3		—	Certificate of Incorporation of Tenneco Global Holdings Inc. (“Global”), as amended (incorporated herein by reference to Exhibit 3.3 of the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
3.4		—	By-laws of Global (incorporated herein by reference to Exhibit 3.4 of the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
3.5		—	Certificate of Incorporation of TMC Texas Inc. (“TMC”) (incorporated herein by reference to Exhibit 3.5 of the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
3.6		—	By-laws of TMC (incorporated herein by reference to Exhibit 3.6 of the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).

Exhibit
Number			Description

3.7		—	Amended and Restated Certificate of Incorporation of Tenneco International Holding Corp. dated as of April 29, 2010 (incorporated herein by reference to Exhibit 3.1 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, File No. 1-12387).
3.8		—	Amended and Restated By-laws of TIHC (incorporated herein by reference to Exhibit 3.8 of the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
3.9		—	Certificate of Incorporation of Clevite Industries Inc. (“Clevite”), as amended (incorporated herein by reference to Exhibit 3.9 of the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
3.10		—	By-laws of Clevite (incorporated herein by reference to Exhibit 3.10 of the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
3.11		—	Amended and Restated Certificate of Incorporation of The Pullman Company (“Pullman”) (incorporated herein by reference to Exhibit 3.11 of the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
3.12		—	By-laws of Pullman (incorporated herein by reference to Exhibit 3.12 of the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
3.13		—	Certificate of Incorporation of Tenneco Automotive Operating Company Inc. (“Operating”) (incorporated herein by reference to Exhibit 3.13 of the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
3.14		—	By-laws of Operating (incorporated herein by reference to Exhibit 3.14 of the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
4	.1(a)	—	Indenture, dated as of November 1, 1996, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 of the registrant’s Registration Statement on Form S-4, Registration No. 333-14003).
4	.1(b)	—	Third Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(d) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
4	.1(c)	—	Fourth Supplemental Indenture dated as of December 11, 1996 to Indenture dated as of November 1, 1996 between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(e) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
4	.1(d)	—	Eleventh Supplemental Indenture, dated October 21, 1999, to Indenture dated November 1, 1996 between The Chase Manhattan Bank, as Trustee, and the registrant (incorporated herein by reference to Exhibit 4.2(l) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
4.2		—	Specimen stock certificate for Tenneco Inc. common stock (incorporated herein by reference to Exhibit 4.3 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-12387).
4	.3(a)	—	Second Amended and Restated Credit Agreement, dated as of March 16, 2007, among Tenneco Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto (incorporated herein by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K dated March 16, 2007).
4	.3(b)	—	Guarantee and Collateral Agreement, dated as of March 16, 2007 (amending and restating the Guarantee and Collateral Agreement dated as of November 4, 1999, as previously amended and amended and restated), among Tenneco Inc., various of its subsidiaries and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 99.2 of the registrant’s Current Report on Form 8-K dated March 16, 2007).
4	.3(c)	—	Waiver, dated July 23, 2007, to Second Amended and Restated Credit Agreement, dated as March 16, 2007, by and among the registrant, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto (incorporated herein by reference to Exhibit 4.5(c) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-12387).

Exhibit
Number			Description

4	.3(d)	—	Second Amendment, dated November 26, 2007, to Second Amended and Restated Credit Agreement, dated as March 16, 2007, by and among the registrant, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto (incorporated herein by reference to Exhibit 4.5(d) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-12387).
4	.3(e)	—	Third Amendment, dated as of December 23, 2008, to Second Amended and Restated Credit Agreement, dated as of March 16, 2007, by and among the registrant, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K dated December 23, 2008).
4	.3(f)	—	Fourth Amendment, dated as of February 23, 2009, to Second Amended and Restated Credit Agreement, dated as of March 16, 2007, by and among the registrant, JP Morgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto (incorporated herein by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K dated February 23, 2009).
4	.3(g)	—	Fifth Amendment to the Second Amended and Restated Credit Agreement, dated June 3, 2010, by and among the registrant, various subsidiaries of the registrant and JP Morgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K filed June 9, 2010, File No. 1-12387).
4	.3(h)	—	Sixth Amendment to the Second Amended and Restated Credit Agreement, dated November 15, 2010, by and among the registrant, various subsidiaries of the registrant and JP Morgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed November 30, 2010, File No. 1-12387).
4	.4(a)	—	Indenture, dated as of November 19, 2007, by and among the registrant, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated herein by reference to Exhibit 4.9(a) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-12387).
4	.4(b)	—	Agreement of Resignation, Appointment and Acceptance between Tenneco Inc., Wells Fargo Bank, National Association and Bank of New York Mellon Trust Company, N. A. (incorporated herein by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-12387).
4	.5(a)	—	Indenture, dated August 3, 2010, among the registrant, various subsidiaries of the registrant and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed August 3, 2010, File No. 1-12387).
4	.5(b)	—	Registration Rights Agreement, dated August 3, 2010, among the registrant, various subsidiaries of the registrant and the initial purchasers named therein (incorporated herein by reference to Exhibit 4.2 of the registrant’s Current Report on Form 8-K filed August 3, 2010, File No. 1-12387).
4	.6(a)		Indenture, dated December 23, 2010, among the registrant, various subsidiaries of the registrant and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed December 23, 2010, File No. 1-12387).
4	.6(b)		Registration Rights Agreement, dated December 23, 2010, among the registrant, various subsidiaries of the registrant and the initial purchasers named therein (incorporated herein by reference to Exhibit 4.2 of the registrant’s Current Report on Form 8-K filed December 23, 2010, File No. 1-12387).
9		—	None.
10.1			Distribution Agreement, dated November 1, 1996, by and among El Paso Tennessee Pipeline Co., the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference to Exhibit 2 of the registrant’s Form 10, File No. 1-12387).
10.2		—	Amendment No. 1 to Distribution Agreement, dated as of December 11, 1996, by and among El Paso Tennessee Pipeline Co., the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference to Exhibit 10.2 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
10.3		—	Debt and Cash Allocation Agreement, dated December 11, 1996, by and among El Paso Tennessee Pipeline Co. , the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference to Exhibit 10.3 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).

Exhibit
Number			Description

10.4		—	Benefits Agreement, dated December 11, 1996, by and among El Paso Tennessee Pipeline Co., the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference to Exhibit 10.4 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
10.5		—	Insurance Agreement, dated December 11, 1996, by and among El Paso Tennessee Pipeline Co., the registrant, and Newport News Shipbuilding Inc. (incorporated herein by reference to Exhibit 10.5 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
10.6		—	Tax Sharing Agreement, dated December 11, 1996, by and among El Paso Tennessee Pipeline Co., Newport News Shipbuilding Inc., the registrant, and El Paso Natural Gas Company (incorporated herein by reference to Exhibit 10.6 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
10.7		—	First Amendment to Tax Sharing Agreement, dated as of December 11, 1996, among El Paso Tennessee Pipeline Co., the registrant, El Paso Natural Gas Company and Newport News Shipbuilding Inc. (incorporated herein by reference to Exhibit 10.7 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12387).
+10	.8	—	Change of Control Severance Benefits Plan for Key Executives (incorporated herein by reference to Exhibit 10.13 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
+10	.9	—	Stock Ownership Plan (incorporated herein by reference to Exhibit 10.10 of the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
+10	.10	—	Key Executive Pension Plan (incorporated herein by reference to Exhibit 10.11 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
+10	.11	—	Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.12 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
+10	.12	—	Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.13 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
10.13		—	Human Resources Agreement by and between the registrant and Tenneco Packaging Inc. dated November 4, 1999 (incorporated herein by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K dated November 4, 1999, File No. 1-12387).
10.14		—	Tax Sharing Agreement by and between the registrant and Tenneco Packaging Inc. dated November 3, 1999 (incorporated herein by reference to Exhibit 99.2 of the registrant’s Current Report on Form 8-K dated November 4, 1999, File No. 1-12387).
10.15		—	Amended and Restated Transition Services Agreement by and between the registrant and Tenneco Packaging Inc. dated as of November 4, 1999 (incorporated herein by reference to Exhibit 10.21 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-12387).
10.16		—	Assumption Agreement among Tenneco Automotive Operating Company Inc., Tenneco International Holding Corp., Tenneco Global Holdings Inc., The Pullman Company, Clevite Industries Inc., TMC Texas Inc., Salomon Smith Barney Inc. and the other Initial Purchasers listed in the Purchase Agreement dated as of November 4, 1999 (incorporated herein by reference to Exhibit 10.24 of the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
+10	.17	—	Amendment No. 1 to Change in Control Severance Benefits Plan for Key Executives (incorporated herein by reference to Exhibit 10.23 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
+10	.18	—	Form of Indemnity Agreement entered into between the registrant and the following directors of the registrant: Paul Stecko, M. Kathryn Eickhoff and Dennis Severance (incorporated herein by reference to Exhibit 10.29 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-12387).
+10	.19	—	Letter Agreement dated July 27, 2000 between the registrant and Timothy E. Jackson (incorporated herein by reference to Exhibit 10.27 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).

Exhibit
Number			Description

+10	.20	—	Letter Agreement dated as of June 1, 2001 between the registrant and Hari Nair (incorporated herein by reference to Exhibit 10.28 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-12387).
+10	.21	—	2002 Long-Term Incentive Plan (As Amended and Restated Effective March 11, 2003) (incorporated herein by reference to Exhibit 10.26 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12387).
+10	.22	—	Amendment No. 1 to Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.27 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-12387).
+10	.23	—	Supplemental Stock Ownership Plan (incorporated herein by reference to Exhibit 10.28 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-12387).
+10	.24	—	Form of Stock Option Agreement for employees under the 2002 Long-Term Incentive Plan, as amended (providing for a ten year option term) (incorporated herein by reference to Exhibit 99.2 of the registrant’s Current Report on Form 8-K dated January 13, 2005, File No. 1-12387).
+10	.25	—	Form of Stock Option Agreement for non-employee directors under the 2002 Long-Term Incentive Plan, as amended (providing for a ten year option term) (incorporated herein by reference to Exhibit 99.3 of the registrant’s Current Report on Form 8-K dated January 13, 2005, File No. 1-12387).
+10	.26	—	Form of Stock Option Agreement for employees under the 2002 Long-Term Incentive Plan, as amended (providing for a seven year option term) (incorporated herein by reference to Exhibit 99.2 of the registrant’s Current Report on Form 8-K dated January 17, 2005, File No. 1-12387).
+10	.27	—	Form of Stock Option Agreement for non-employee directors under the 2002 Long-Term Incentive Plan, as amended (providing for a seven year option term) (incorporated herein by reference to Exhibit 99.3 of the registrant’s Current Report on Form 8-K dated January 17, 2005, File No. 1-12387).
+10	.28	—	Amendment No. 1 to the Key Executive Pension Plan (incorporated herein by reference to Exhibit 10.39 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-12387).
+10	.29	—	Amendment No. 1 to the Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.40 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-12387).
+10	.30	—	Second Amendment to the Key Executive Pension Plan (incorporated herein by reference to Exhibit 10.41 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-12387).
+10	.31	—	Amendment No. 2 to the Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.42 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-12387).
+10	.32	—	Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.43 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-12387).
+10	.33	—	Supplemental Pension Plan for Management (incorporated herein by reference to Exhibit 10.45 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-12387).
+10	.34	—	Intentionally omitted.
+10	.35	—	Amended and Restated Value Added (“TAVA”) Incentive Compensation Plan, effective January 1, 2006 (incorporated herein by reference to Exhibit 10.47 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-12387).
+10	.36	—	Tenneco Inc. 2006 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K, dated May 9, 2006).
+10	.37	—	Form of Restricted Stock Award Agreement for non-employee directors under the Tenneco Inc. 2006 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 99.2 of the registrant’s Current Report on Form 8-K, dated May 9, 2006).
+10	.38	—	Form of Stock Option Agreement for employees under the Tenneco Inc. 2006 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 99.3 of the registrant’s Current Report on Form 8-K, dated May 9, 2006).

Exhibit
Number			Description

+10	.39	—	Form of Restricted Stock Award Agreement for employees under the Tenneco Inc. 2006 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 99.4 of the registrant’s Current Report on Form 8-K, dated May 9, 2006).
+10	.40	—	Form of First Amendment to the Tenneco Inc. Supplemental Pension Plan for Management (incorporated herein by reference to Exhibit 10.56 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-12387).
+10	.41	—	Form of First Amendment to the Tenneco Inc. Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.57 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-12387).
+10	.42	—	Letter Agreement dated January 5, 2007 between the registrant and Hari N. Nair (incorporated herein by reference to Exhibit 10.60 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-12387).
+10	.43	—	Letter Agreement between Tenneco Inc. and Gregg Sherrill (incorporated herein by reference to Exhibit 99.2 of the registrant’s Current Report on Form 8-K dated as of January 5, 2007, File No. 1-12387).
+10	.44	—	Letter Agreement between Tenneco Inc. and Gregg Sherrill, dated as of January 15, 2007 (incorporated herein by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K dated as of January 15, 2007, File No. 1-12387).
+10	.45	—	Form of Restricted Stock Agreement between Tenneco Inc. and Gregg M. Sherrill (incorporated herein by reference to Exhibit 10.63 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-12387).
+10	.46	—	Form of Long-Term Performance Unit Award Under the 2006 Long-Term Incentive Plan (stub period award for 2007) (incorporated herein by reference to Exhibit 10.64 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, File No. 1-12387).
+10	.47	—	Form of Long-Term Performance Unit Award Under the 2006 Long-Term Incentive Plan (three-year award for 2007-2009 period) (incorporated herein by reference to Exhibit 10.65 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, File No. 1-12387).
+10	.48	—	Tenneco Inc. Change in Control Severance Benefit Plan for Key Executives, as Amended and Restated effective December 12, 2007 (incorporated herein by reference to Exhibit 10.61 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-12387).
+10	.49	—	Form of Long-Term Performance Unit Award Under the 2006 Long-Term Incentive Plan (stub period award for 2008) (incorporated herein by reference to Exhibit 10.67 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-12387).
+10	.50	—	Form of Long-Term Performance Unit Award Under the 2006 Long-Term Incentive Plan (three-year award for periods commencing with 2008) (incorporated herein by reference to Exhibit 10.68 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-12387).
+10	.51	—	Letter Agreement dated January 5, 2007 between the registrant and Timothy E. Jackson (incorporated herein by reference to Exhibit 10.69 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-12387).
+10	.52	—	Excess Benefit Plan, including Supplements for Gregg M. Sherrill and Kenneth R. Trammell (incorporated herein by reference to Exhibit 10.65 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-12387).
+10	.53	—	Amendment No. 2 to Change in Control Severance Benefit Plan for Key Executives (incorporated herein by reference to Exhibit 10.66 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-12387).
+10	.54	—	Incentive Deferral Plan, as Amended and Restated Effective as of January 1, 2008 (incorporated herein by reference to Exhibit 10.67 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-12387).
+10	.55	—	Code Section 409A Amendment to 2002 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.68 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-12387).

Exhibit
Number			Description

+10	.56	—	Code Section 409A Amendment to 2006 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.69 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-12387).
+10	.57	—	Code Section 409A to Excess Benefit Plan (incorporated herein by reference to Exhibit 10.70 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-12387).
+10	.58	—	Code Section 409A Amendment to Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.71 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-12387).
+10	.59	—	Code Section 409A Amendment to Supplemental Pension Plan for Management (incorporated herein by reference to Exhibit 10.72 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-12387).
+10	.60	—	Code Section 409A Amendment to Amended and Restated Value Added (“TAVA”) Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.73 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-12387).
+10	.61	—	Code Section 409A Amendment to Letter Agreement between the registrant and Gregg M. Sherrill (incorporated herein by reference to Exhibit 10.74 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-12387).
+10	.62	—	Code Section 409A Amendment to Letter Agreement between the registrant and Hari N. Nair (incorporated herein by reference to Exhibit 10.75 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-12387).
+10	.63	—	Code Section 409A Amendment to Letter Agreement between the registrant and Timothy E. Jackson (incorporated herein by reference to Exhibit 10.76 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-12387).
10.64		—	Second Amended and Restated Receivables Purchase Agreement, dated as of May 4, 2005, among the registrant, as Servicer, Tenneco Automotive RSA Company, as Seller, Jupiter Securitization Corporation and Liberty Street Funding Corp., as Conduits The Bank of Nova Scotia, JP Morgan Chase Bank, N.A. and the Committed Purchasers from time to time party thereto, and Amendments 1 through 10 thereto (incorporated herein by reference to Exhibit 10.77 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-12387).
10.65		—	Amendment No. 11, dated as of April 29, 2009, to Second Amended and Restated Receivable Purchase Agreement (incorporated herein by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, File No. 1-12387).
+10	.66	—	Tenneco Inc. 2006 Long-Term Incentive Plan (as amended and restated effective March 11, 2009) (incorporated herein by reference to Appendix A of the registrant’s proxy statement on Schedule 14A, filed with the Securities and Exchange Commission on March 31, 2009, File No. 1-12387).
10.67		—	Amendment No. 12, dated as of June 25, 2009, to Second Amended and Restated Receivable Purchase Agreement (incorporated herein by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 1-12387).
10.68		—	Amendment No. 13, dated as of July 31, 2009, to Second Amended and Restated Receivable Purchase Agreement (incorporated herein by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 1-12387).
10.69		—	Underwriting Agreement, dated November 18, 2009, between Tenneco Inc. and the underwriters named therein (incorporated herein by reference to Exhibit 1.1 of the registrant’s Current Report on Form 8-K filed November 19, 2009, File No. 1-12387).
+10	.70	—	Amendment No. 2, effective January 15, 2010, to Amended and Restated Tenneco Value Added Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.70 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 1-12387).
+10	.71	—	Amendment dated December 18, 2009, to Tenneco Inc. Incentive Deferral Plan (incorporated herein by reference to Exhibit 10.71 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 1-12387).
+10	.72	—	Form of Amendment to Long-Term Performance Unit Award under the 2006 Long-Term Incentive Plan (three year award for 2007-2009 period) (incorporated herein by reference to Exhibit 10.72 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 1-12387).

Exhibit
Number			Description

+10	.73	—	Form of Amendment to Long-Term Performance Unit Award under the 2006 Long-Term Incentive Plan (three year award for 2008-2010 period) (incorporated herein by reference to Exhibit 10.73 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 1-12387).
10.74		—	Amendment No. 14, dated February 19, 2010, to Second Amended and Restated Receivables Purchase Agreement (incorporated herein by reference to Exhibit 10.74 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 1-12387).
10.75		—	Third Amended and Restated Receivables Purchase Agreement, dated as of March 26, 2010, among Tenneco Automotive RSA Company, as Seller, Tenneco Automotive Operating Company Inc., as Servicer, Falcon Asset Securitization Company LLC and Liberty Street Funding LLC, as Conduits, the Committed Purchasers from time to time party thereto, JPMorgan Chase Bank, N.A., The Bank of Nova Scotia and Wells Fargo Bank, N.A., as Co-Agents and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K dated as of March 26, 2010, File No. 1-12387).
10.76		—	Intercreditor Agreement, dated as of March 26, 2010, among Tenneco Automotive RSA Company, Tenneco Automotive Operating Company Inc., JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K dated as of March 26, 2010, File No. 1-12387).
10.77		—	Omnibus Amendment No. 4, dated as of March 26, 2010, to Receivables Sale Agreements, as amended (incorporated herein by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K dated as of March 26, 2010, File No. 1-12387).
10.78		—	SLOT Receivables Purchase Agreement, dated as of March 26, 2010, among Tenneco Automotive RSA Company, as Seller, Tenneco Automotive Operating Company Inc., as Servicer, and Wells Fargo Bank, N.A., individually and as SLOT Agent (incorporated herein by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K dated as of March 26, 2010, File No. 1-12387).
10.79		—	Fourth Amended and Restated Performance Undertaking, dated as of March 26, 2010, by the registrant in favor of Tenneco Automotive RSA Company (incorporated herein by reference to Exhibit 10.5 of the registrant’s Current Report on Form 8-K dated as of March 26, 2010, File No. 1-12387).
+10	.80	—	Form of Tenneco Inc. Three Year Long-Term Performance Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K dated as of March 15, 2010, File No. 1-12387).
+10	.81	—	Form of Tenneco Inc. 2006 Long-Term Incentive Plan Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, File No. 1-12387).
+10	.82	—	Second Amendment to Tenneco Inc. Incentive Deferral Plan effective as of January 1, 2011 (incorporated herein by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, File No. 1-12387).
11		—	None.
*12		—	Computation of Ratio of Earnings to Fixed Charges.
13		—	None.
14		—	Tenneco Inc. Code of Ethical Conduct for Financial Managers (incorporated herein by reference from Exhibit 99.3 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-12387).
16.1		—	Letter from Deloitte & Touche LLP to the Securities and Exchange Commission dated August 6, 2009 (incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K dated August 6, 2009, File No. 1-12387).
16.2		—	Letter from Deloitte & Touche LLP to the Securities and Exchange Commission dated March 3, 2010 (incorporated herein by reference to Exhibit 16.1 of the registrant’s Current Report on Form 8-K dated March 3, 2010, File No. 1-12387).
18		—	None.
*21		—	List of Subsidiaries of Tenneco Inc.
22		—	None.
*23	.1	—	Consent of PricewaterhouseCoopers LLP.

Exhibit
Number			Description

*23	.2	—	Consent of Deloitte & Touche LLP.
*24		—	Powers of Attorney.
*31	.1	—	Certification of Gregg M. Sherrill under Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	—	Certification of Kenneth R. Trammell under Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	—	Certification of Gregg M. Sherrill and Kenneth R. Trammell under Section 906 of the Sarbanes-Oxley Act of 2002.
33		—	None.
34		—	None.
35		—	None.
99		—	None.
100		—	None.
101		—	None.

*	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENNECO INC.

By	/s/ Gregg M. Sherrill
Gregg M. Sherrill
Chairman and Chief Executive Officer

Date: February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons in the capacities indicated on February 25, 2011.

Signature	Title

/s/ Gregg M. Sherrill Gregg M. Sherrill	Chairman, President and Chief Executive Officer and Director (principal executive officer)

/s/ Kenneth R. Trammell Kenneth R. Trammell	Executive Vice President and Chief Financial Officer (principal financial officer)

* Paul D. Novas	Vice President and Controller (principal accounting officer)

* Charles W. Cramb	Director

* Dennis J. Letham	Director

* Hari N. Nair	Director

* Roger B. Porter	Director

* David B. Price, Jr.	Director

* Paul T. Stecko	Director

* Mitsunobu Takeuchi	Director

* Jane L. Warner	Director

*By: /s/ Kenneth R. Trammell Kenneth R. Trammell Attorney in fact