Form 10-Q
period 2011-03-31
TENNECO INC
filed 2011-05-10
CIK 1024725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-12387

TENNECO INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0515284 (I.R.S. Employer Identification No.)

500 North Field Drive, Lake Forest, Illinois (Address of principal executive offices)	60045 (Zip Code)

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

Common Stock, par value $0.01 per share: 60,457,773 shares outstanding as of April 29, 2011.

Page

Part I — Financial Information
Item 1. Financial Statements (Unaudited)	4
Tenneco Inc. and Consolidated Subsidiaries —
Report of Independent Registered Public Accounting Firm	4
Condensed Consolidated Statements of Income	5
Condensed Consolidated Balance Sheets	6
Condensed Consolidated Statements of Cash Flows	7
Condensed Consolidated Statements of Changes in Shareholders’ Equity	8
Condensed Consolidated Statements of Comprehensive Income (Loss)	9
Notes to Condensed Consolidated Financial Statements	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3. Quantitative and Qualitative Disclosures About Market Risk	52
Item 4. Controls and Procedures	52
Part II — Other Information
Item 1. Legal Proceedings	*
Item 1A. Risk Factors	53
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 3. Defaults Upon Senior Securities	*
Item 4. Removed and Reserved	*
Item 5. Other Information	*
Item 6. Exhibits	55
EX-10.3
EX-12
EX-15.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR”
PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, our prospects and business strategies. These forward-looking statements are included in various sections of this report, including the section entitled “Outlook” appearing in Item 2 of this report. The words “may,” “will,” “believe,” “should,” “could,” “plan,” “expect,” “anticipate,” “estimate,” and similar expressions (and variations thereof), identify these forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, these expectations may not prove to be correct. Because these forward-looking statements are also subject to risks and uncertainties, actual results may differ materially from the expectations expressed in the forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include:

•	general economic, business and market conditions;

•	our ability to source and procure needed materials, components and other products and services in accordance with customer demand and at competitive prices, including any impact on our ability to source and procure such items and services due to supply disruptions that may be caused by the recent earthquake and tsunami in Japan;

•	changes in capital availability or costs, including increases in our cost of borrowing (i.e., interest rate increases), the amount of our debt, our ability to access capital markets at favorable rates, and the credit ratings of our debt;

•	changes in consumer demand, prices and our ability to have our products included on top selling vehicles, including any shifts in consumer preferences away from light trucks, which tend to be higher margin products for our customers and us, to other lower margin vehicles, for which we may or may not have supply contracts;

•	changes in automotive and commercial vehicle manufacturers’ production rates and their actual and forecasted requirements for our products, such as the significant production cuts during 2008 and 2009 by automotive manufacturers in response to difficult economic conditions;

•	the overall highly competitive nature of the automobile and commercial vehicle parts industry, and any resultant inability to realize the sales represented by our awarded book of business (which is based on anticipated pricing and volumes for the applicable program over its life);

•	the loss of any of our large original equipment manufacturer (“OEM”) customers (on whom we depend for a substantial portion of our revenues), or the loss of market shares by these customers if we are unable to achieve increased sales to other OEMs;

•	industrywide strikes, labor disruptions at our facilities or any labor or other economic disruptions at any of our significant customers or suppliers or any of our customers’ other suppliers (such as the 2008 strike at American Axle, which disrupted our supply of products for significant General Motors platforms);

•	increases in the costs of raw materials, including our ability to successfully reduce the impact of any such cost increases through materials substitutions, cost reduction initiatives, low cost country sourcing, and price recovery efforts with aftermarket and OE customers;

•	the negative impact of higher fuel prices on transportation and logistics costs, raw material costs and discretionary purchases of vehicles or aftermarket products;

•	the cyclical nature of the global vehicle industry, including the performance of the global aftermarket sector and the longer product lives of vehicle parts;

•	our ability to successfully execute cash management, restructuring and other cost reduction plans and to realize anticipated benefits from these plans;

•	costs related to product warranties and other customer satisfaction actions;

•	the impact of consolidation among vehicle parts suppliers and customers on our ability to compete;

•	changes in distribution channels or competitive conditions in the markets and countries where we operate, including the impact of changes in distribution channels for aftermarket products on our ability to increase or maintain aftermarket sales;

•	the cost and outcome of existing and any future legal proceedings, including, but not limited to, proceedings against us or our customers relating to intellectual property rights;

•	economic, exchange rate and political conditions in the countries where we operate or sell our products;

•	customer acceptance of new products;

•	new technologies that reduce the demand for certain of our products or otherwise render them obsolete;

•	our ability to realize our business strategy of improving operating performance;

•	our ability to successfully integrate any acquisitions that we complete and effectively manage our joint ventures and other third-party partnerships;

•	changes by the Financial Accounting Standards Board or the Securities and Exchange Commission of authoritative generally accepted accounting principles or policies;

•	changes in accounting estimates and assumptions, including changes based on additional information;

•	any changes by International Standards Organization (ISO), Technical Specifications (TS) and other such committees in their certification processes for processes and products, which may have the effect of delaying or hindering our ability to bring new products to market;

•	the impact of changes in and compliance with laws and regulations, including environmental laws and regulations, which may result in our incurrence of environmental liabilities in excess of the amount reserved, the implementation of mandated timelines for worldwide emission regulation, which could impact the demand for certain of our products, and any changes to the timing of the funding requirements for our pension and other postretirement benefit liabilities;

•	decisions by federal, state and local governments to provide (or discontinue) incentive programs related to automobile or other vehicle purchases;

•	the potential impairment in the carrying value of our long-lived assets and goodwill or our deferred tax assets;

•	potential volatility in our effective tax rate;

•	acts of war and/or terrorism, as well as actions taken or to be taken by the United States and other governments as a result of further acts or threats of terrorism, and the impact of these acts on economic, financial and social conditions in the countries where we operate; and

•	the timing and occurrence (or non-occurrence) of other transactions, events and circumstances which may be beyond our control.

The risks included here are not exhaustive. Refer to “Part I, Item 1A — Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2010, for further discussion regarding our exposure to risks. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor to assess the impact such risk factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

PART I.

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Tenneco Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Tenneco Inc. and consolidated subsidiaries as of March 31, 2011, and the related condensed consolidated statements of income, cash flows, changes in shareholders’ equity, and comprehensive income (loss) for the three-month periods ended March 31, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2010, and the related consolidated statements of income (loss), cash flows, changes in shareholders’ equity and comprehensive income (loss) for the year then ended (not presented herein), and in our report dated February 25, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2010, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
May 6, 2011

TENNECO INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(Millions Except Share and Per Share Amounts)

Revenues
Net sales and operating revenues	$1,760	$1,316

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	1,466	1,073
Engineering, research, and development	35	27
Selling, general, and administrative	109	100
Depreciation and amortization of other intangibles	51	55

	1,661	1,255

Other income (expense)
Loss on sale of receivables	(1)	(1)
Other income (expense)	(4)	(1)

	(5)	(2)

Earnings before interest expense, income taxes, and noncontrolling interests	94	59
Interest expense (net of interest capitalized of $1 million in each of the three months ended March 31, 2011 and 2010, respectively)	28	32
Income tax expense	14	15

Net income	52	12

Less: Net income attributable to noncontrolling interests	5	5

Net income attributable to Tenneco Inc.	$47	$7

Earnings per share
Weighted average shares of common stock outstanding —
Basic	59,849,278	58,948,351
Diluted	62,074,523	60,811,047
Basic earnings per share of common stock	$0.78	$0.11
Diluted earnings per share of common stock	$0.75	$0.11

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of income.

TENNECO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2011	2010
	(Millions)

ASSETS
Current assets:
Cash and cash equivalents	$199	$233
Receivables —
Customer notes and accounts, net	1,038	796
Other	52	30
Inventories —
Finished goods	266	222
Work in process	192	164
Raw materials	134	118
Materials and supplies	45	43
Deferred income taxes	39	38
Prepayments and other	164	146

Total current assets	2,129	1,790

Other assets:
Long-term receivables, net	12	9
Goodwill	90	89
Intangibles, net	34	32
Deferred income taxes	91	92
Other	104	105

	331	327

Plant, property, and equipment, at cost	3,208	3,109
Less — Accumulated depreciation and amortization	(2,136)	(2,059)

	1,072	1,050

Total assets	$3,532	$3,167

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)	$146	$63
Trade payables	1,205	1,048
Accrued taxes	59	51
Accrued interest	22	13
Accrued liabilities	240	227
Other	57	66

Total current liabilities	1,729	1,468

Long-term debt	1,185	1,160

Deferred income taxes	57	56

Postretirement benefits	306	311

Deferred credits and other liabilities	122	125

Commitments and contingencies
Total liabilities	3,399	3,120

Redeemable noncontrolling interests	14	12

Tenneco Inc. Shareholders’ equity:
Common stock	1	1
Premium on common stock and other capital surplus	3,009	3,008
Accumulated other comprehensive loss	(205)	(237)
Retained earnings (accumulated deficit)	(2,489)	(2,536)

	316	236
Less — Shares held as treasury stock, at cost	240	240

Total Tenneco Inc. shareholders’ equity	76	(4)

Noncontrolling interests	43	39

Total equity	119	35

Total liabilities, redeemable noncontrolling interests and equity	$3,532	$3,167

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

TENNECO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months
	Ended
	March 31,
	2011	2010
	(Millions)

Operating Activities
Net income	$52	$12
Adjustments to reconcile net income to cash used by operating activities —
Depreciation and amortization of other intangibles	51	55
Deferred income taxes	(5)	(3)
Stock-based compensation	2	3
Loss on sale of assets	—	2
Changes in components of working capital —
(Increase) decrease in receivables	(251)	(191)
(Increase) decrease in inventories	(77)	(44)
(Increase) decrease in prepayments and other current assets	(15)	(7)
Increase (decrease) in payables	139	120
Increase (decrease) in accrued taxes	8	7
Increase (decrease) in accrued interest	8	9
Increase (decrease) in other current liabilities	1	(6)
Change in long-term assets	(3)	(1)
Change in long-term liabilities	(12)	(11)
Other	(1)	(2)

Net cash used by operating activities	(103)	(57)

Investing Activities
Proceeds from the sale of assets	4	1
Cash payments for plant, property, and equipment	(46)	(38)
Cash payments for software related intangible assets	(3)	(2)
Other	—	1

Net cash used by investing activities	(45)	(38)

Financing Activities
Retirement of long-term debt	(22)	(8)
Increase (decrease) in bank overdrafts	7	(1)
Net increase in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivable	47	2
Net increase in short-term borrowings secured by accounts receivable	82	126
Distributions to noncontrolling interest partners	—	(1)

Net cash provided by financing activities	114	118

Effect of foreign exchange rate changes on cash and cash equivalents	—	3

Increase (decrease) in cash and cash equivalents	(34)	26
Cash and cash equivalents January 1	233	167

Cash and cash equivalents, March 31 (Note)	$199	$193

Supplemental Cash Flow Information
Cash paid during the period for interest	$19	$22
Cash paid during the period for income taxes (net of refunds)	10	8
Non-cash Investing and Financing Activities
Period ended balance of payable for plant, property, and equipment	$25	$16

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of cash flows.

TENNECO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 31,
	2011		2010
	Shares	Amount	Shares	Amount
	(Millions Except Share Amounts)

Tenneco Inc. Shareholders:
Common Stock
Balance January 1	61,541,760	$1	60,789,739	$1
Issued pursuant to benefit plans	59,904	—	149,417	—
Stock options exercised	125,624	—	60,375	—

Balance March 31	61,727,288	1	60,999,531	1

Premium on Common Stock and Other Capital Surplus
Balance January 1		3,008		3,005
Purchase of additional noncontrolling equity interest		—		(11)
Premium on common stock issued pursuant to benefit plans		1		2

Balance March 31		3,009		2,996

Accumulated Other Comprehensive Loss
Balance January 1		(237)		(212)
Other comprehensive income (loss)		32		(31)

Balance March 31		(205)		(243)

Retained Earnings (Accumulated Deficit)
Balance January 1		(2,536)		(2,575)
Net income attributable to Tenneco Inc.		47		7

Balance March 31		(2,489)		(2,568)

Less — Common Stock Held as Treasury Stock, at Cost
Balance January 1 and March 31	1,294,692	240	1,294,692	240

Total Tenneco Inc. shareholders’ equity		$76		$(54)

Noncontrolling Interests:
Balance January 1		39		32
Net income		4		3
Sale of twenty percent equity interest to Tenneco Inc.		—		(4)

Balance March 31		$43		$31

Total equity		$119		$(23)

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of changes in shareholders’ equity.

TENNECO INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31, 2011
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated		Accumulated		Accumulated
	Other		Other		Other
	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive
	Income	Income	Income	Income	Income	Income
	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)
			(Millions)

Net Income		$47		$5		$52

Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$8		$5		$13
Translation of foreign currency statements	30	30	1	1	31	31

Balance March 31	38		6		44

Additional Liability for Pension Benefits
Balance January 1	(250)		—		(250)

Additional Liability for Pension and Postretirement Benefits, net of tax	1	1			1	1

Balance March 31	(249)		—		(249)

Balance March 31	$(211)		$6		$(205)

Other Comprehensive Income		31		1		32

Comprehensive Income		$78		$6		$84

	Three Months Ended March 31, 2010
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated		Accumulated		Accumulated
	Other		Other		Other
	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive
	Income	Income	Income	Income	Income	Income
	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)
			(Millions)

Net Income		$7		$5		$12

Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$37		$—		$37
Translation of foreign currency statements	(32)	(32)	—	—	(32)	(32)

Balance March 31	5		—		5

Additional Liability for Pension Benefits
Balance January 1	(249)		—		(249)

Additional Liability for Pension and Postretirement Benefits, net of tax	1	1			1	1

Balance March 31	(248)		—		(248)

Balance March 31	$(243)		$—		$(243)

Other Comprehensive Income (Loss)		(31)		—		(31)

Comprehensive Income (Loss)		$(24)		$5		$(19)

The accompanying notes to the condensed consolidated financial statements are in an integral part of these statements of comprehensive income (loss).

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Consolidation and Presentation

As you read the accompanying financial statements you should also read our Annual Report on Form 10-K for the year ended December 31, 2010.

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

(2)	Financial Instruments

The carrying and estimated fair values of our financial instruments by class at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Millions)

Long-term debt (including current maturities)	$1,188	$1,236	$1,162	$1,201
Instruments with off-balance sheet risk:
Foreign exchange forward contracts	1	1	2	2

Asset and Liability Instruments — The fair value of cash and cash equivalents, short and long-term receivables, accounts payable, and short-term debt was considered to be the same as or was not determined to be materially different from the carrying amount.

Long-term Debt — The fair value of our public fixed rate senior notes is based on quoted market prices. The fair value of our private borrowings under our senior credit facility and other long-term debt instruments is based on the market value of debt with similar maturities, interest rates and risk characteristics.

Foreign exchange forward contracts — We use derivative financial instruments, principally foreign currency forward purchase and sales contracts with terms of less than one year, to hedge our exposure to changes in foreign currency exchange rates. Our primary exposure to changes in foreign currency rates results from intercompany loans made between affiliates to minimize the need for borrowings from third parties. Additionally, we enter into foreign currency forward purchase and sale contracts to mitigate our exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables. We manage counter-party credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements. We do not enter into derivative financial instruments for speculative purposes. The fair value of our foreign currency forward contracts is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. We record the change in fair value of these foreign exchange forward contracts as part of currency gains (losses) within cost of sales in the condensed consolidated statements of income. The fair value of foreign exchange forward contracts are recorded in

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

prepayments and other current assets or other current liabilities in the condensed consolidated balance sheet. The fair value of our foreign exchange forward contracts, presented on a gross basis by derivative contract at March 31, 2011 and December 31, 2010, respectively, was as follows:

Fair Value of Derivative Instruments
	March 31, 2011			December 31, 2010
	Asset	Liability		Asset	Liability
	Derivatives	Derivatives	Total	Derivatives	Derivatives	Total
(Millions)

Foreign exchange forward contracts	$1	$—	$1	$2	$—	$2

The fair value of our recurring financial assets and liabilities at March 31, 2011 and December 31, 2010, respectively, are as follows:

	March 31, 2011			December 31, 2010
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(Millions)

Financial Assets:
Foreign exchange forward contracts	n/a	$1	n/a	n/a	$2	n/a

The fair value hierarchy definition prioritizes the inputs used in measuring fair value into the following levels:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

Level 3 — Unobservable inputs based on our own assumptions.

The following table summarizes by major currency the notional amounts for foreign currency forward purchase and sale contracts as of March 31, 2011 (all of which mature in 2011):

		Notional Amount
		in Foreign Currency
		(Millions)

Australian dollars	—Purchase	13
	—Sell	(5)
British pounds	—Purchase	2
	—Sell	(1)
European euro	—Sell	(20)
Czech Republic koruna	—Purchase	122
Japanese Yen	—Purchase	585
South African rand	—Purchase	208
U.S. dollars	—Purchase	6
	—Sell	(31)
Other	—Purchase	1
	—Sell	(1)

(3)	Long-Term Debt and Financing Arrangements

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

On June 3, 2010, we completed an amendment and extension of our senior secured credit facility by extending the term of our revolving credit facility and replacing our $128 million term loan A with a larger and longer maturity term loan B facility. As a result of the amendment and extension, as of March 31, 2011, the senior credit facility provides us with a total revolving credit facility size of $622 million until March 16, 2012, when commitments of $66 million will expire. After March 16, 2012, the extended revolving credit facility will provide $556 million of revolving credit and will mature on May 31, 2014. The extended facility will mature earlier on December 15, 2013, if our $130 million tranche B-1 letter of credit/revolving loan facility is not refinanced by that date. Prior to maturity, funds may be borrowed, repaid and re-borrowed under the two revolving credit facilities without premium or penalty. The leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA as defined in the senior credit facility agreement) was decreased from 5.00 to 4.50 for the second quarter of 2010; from 4.75 to 4.25 for the third quarter of 2010; and from 4.50 to 4.25 for the fourth quarter of 2010 as a result of the June 3, 2010 amendment.

As of March 31, 2011, the senior credit facility also provides a six-year, $150 million term loan B maturing in June 2016, and a seven-year $130 million tranche B-1 letter of credit/revolving loan facility maturing in March 2014. We are required to make quarterly principal payments of $375 thousand on the term loan B, beginning on September 20, 2010 through March 31, 2016 with a final payment of $141 million due June 3, 2016. The tranche B-1 letter of credit/revolving loan facility requires repayment by March 2014. We can enter into revolving loans and issue letters of credit under the $130 million tranche B-1 letter of credit/revolving loan facility. The tranche B-1 letter of credit/revolving loan facility is reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. There is no additional cost to us for issuing letters of credit under the tranche B-1 letter of credit/revolving loan facility. However, outstanding letters of credit reduce our availability to enter into revolving loans under the facility. We pay the tranche B-1 lenders interest equal to LIBOR plus a margin on all borrowings under the facility. Funds deposited with the administrative agent by the lenders and not borrowed by the Company earn interest at an annual rate approximately equal to LIBOR less 25 basis points.

The financial ratios required under the senior credit facility for the remainder of 2011 and beyond are set forth below. As of March 31, 2011, we were in compliance with all the financial covenants and operational restrictions of the senior credit facility.

		Interest
	Leverage	Coverage
Period Ending	Ratio	Ratio

June 30, 2011	3.75	2.55
September 30, 2011	3.50	2.55
December 31, 2011	3.50	2.55
Each quarter thereafter	3.50	2.75

Beginning June 3, 2010, our term loan B and revolving credit facility bear interest at an annual rate equal to, at our option, either (i) the London Interbank Offered Rate plus a margin of 475 and 450 basis points, respectively, or (ii) a rate consisting of the greater of (a) the JPMorgan Chase prime rate plus a margin of 375 and 350 basis points, respectively, (b) the Federal Funds rate plus 50 basis points plus a margin of 375 and 350 basis points, respectively, and (c) the Eurodollar Rate plus 100 basis points plus a margin of 375 and 350 basis points, respectively. The margin we pay on these borrowings will be reduced by 25 basis points following each fiscal quarter for which our consolidated net leverage ratio is less than 2.25 for extending lenders and for the term loan B and will be further reduced by an additional 25 basis points following each fiscal quarter for which the consolidated net leverage ratio is less than 2.0 for extending lenders. The margin we pay on these borrowings for extending lenders will increase by 50 basis points following each fiscal quarter for which our consolidated net leverage ratio is greater than or equal to 4.00 and will be further increased by an additional 50 basis points following each fiscal quarter for which the

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

consolidated net leverage ratio is greater than or equal to 5.00. Our consolidated net leverage ratio was 2.32 and 2.24 as of March 31, 2011 and December 31, 2010, respectively. As a result, the margin we pay on these borrowings was reduced in February 2011 by 25 basis points for extending lenders. However, since the ratio increased during the quarter, the margin we pay on borrowings will increase by 25 basis points beginning in May 2011 and will remain at such level for so long as our consolidated net leverage ratio remains above 2.25 and less than 4.00.

The borrowings under our tranche B-1 letter of credit/revolving loan facility incur interest at an annual rate equal to, at our option, either (i) the London Interbank Offered Rate plus a margin of 500 basis points, or (ii) a rate consisting of the greater of (a) the JPMorgan Chase prime rate plus a margin of 400 basis points, (b) the Federal Funds rate plus 50 basis points plus a margin of 400 basis points, and (c) the Eurodollar Rate plus 100 basis points plus a margin of 400 basis points. The rate will increase by 50 basis points following each fiscal quarter for which our consolidated net leverage ratio is greater than or equal to 5.0.

At March 31, 2011, of the $752 million available under the two revolving credit facilities within our senior secured credit facility, we had unused borrowing capacity of $652 million with $47 million in outstanding borrowings and $53 million in letters of credit outstanding. As of March 31, 2011, our outstanding debt also included $250 million of 8 1/8 percent senior notes due November 15, 2015, $149 million term loan B due June 3, 2016, $225 million of 7 3/4 percent senior notes due August 15, 2018, $500 million of 6 7/8 percent senior notes due December 15, 2020, and $160 million of other debt.

On December 9, 2010, we commenced a cash tender offer of our outstanding $500 million 8 5/8 percent senior subordinated notes due in 2014 and a consent solicitation to amend the indenture governing these notes. The consent solicitation expired on December 22, 2010 and the cash tender offer expired on January 6, 2011. On December 23, 2010, we issued $500 million of 6 7/8 percent senior notes due December 15, 2020 in a private offering. The net proceeds of this transaction, together with cash and available liquidity, were used to finance the purchase of our 8 5/8 percent senior subordinated notes pursuant to the tender offer at a price of 103.25 percent of the principal amount, plus accrued and unpaid interest for holders who tendered prior to the expiration of the consent solicitation, and 100.25 percent of the principal amount, plus accrued and unpaid interest, for other participants. On January 7, 2011, we redeemed all remaining outstanding $20 million of senior subordinated notes that were not previously tendered, at a price of 102.875 percent of the principal amount, plus accrued and unpaid interest. To facilitate these transactions, we amended our senior credit agreement to permit us to refinance our senior subordinated notes with new senior unsecured notes. We did not incur any fee in connection with this amendment. The new notes are general senior obligations of Tenneco Inc. and are not secured by assets of Tenneco Inc. or any of our subsidiaries that guarantee the new notes. We recorded $20 million of pre-tax charges in December 2010 and an additional $1 million of pre-tax charges in the first quarter of 2011 related to our repurchase and redemption of our 8 5/8 percent senior subordinated notes. On March 14, 2011, we completed an offer to exchange the $500 million of 6 7/8 percent senior notes due in 2020 which have been registered under the Securities Act of 1933, for and in replacement of all outstanding unregistered 6 7/8 percent senior notes due in 2020. We received tenders from holders of all $500 million of the aggregate outstanding amount of the original notes. The terms of the new notes are substantially identical to the terms of the original notes for which they were exchanged, except that the transfer restrictions and the registration rights applicable to the original notes generally do not apply to the new notes.

On August 3, 2010, we issued $225 million of 7 3/4 percent senior notes due August 15, 2018 in a private offering. The net proceeds of this transaction, together with cash and available liquidity, were used to finance the redemption of our 10 1/4 percent senior secured notes due in 2013. We called the senior secured notes for redemption on August 3, 2010, and completed the redemption on September 2, 2010 at a price of 101.708 percent of the principal amount, plus accrued and unpaid interest. We recorded $5 million of expense related to our redemption of our 10 1/4 percent senior secured notes in the third quarter of 2010. The new notes are general senior obligations of Tenneco Inc. and are not secured by assets of Tenneco Inc. or any of our subsidiaries that guarantee the new notes. On February 14, 2011, we completed an offer to exchange the $225 million of 7 3/4 percent senior notes due in 2018

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

which have been registered under the Securities Act of 1933, for and in replacement of all outstanding unregistered 7 3/4 percent senior notes due in 2018. We received tenders from holders of all $225 million of the aggregate outstanding amount of the original notes. The terms of the new notes are substantially identical to the terms of the original notes for which they were exchanged, except that the transfer restrictions and the registration rights applicable to the original notes generally do not apply to the new notes.

(4)	Income Taxes

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

We reported income tax expense of $14 million in the first quarter of 2011. The tax expense recorded differs from the expense that would be recorded using a U.S. Federal statutory rate of 35 percent due to a net tax benefit of $10 million primarily related to U.S. taxable income with no associated tax expense due to our net operating loss (“NOL”) position, and income generated in lower tax rate jurisdictions, partially offset by the impact of recording a valuation allowance against the tax benefit for losses in certain foreign jurisdictions. In evaluating the requirements to record a valuation allowance, accounting standards do not permit us to consider an economic recovery in the U.S. or new business we have won. Consequently, beginning in 2008, given our historical losses, we concluded that our ability to fully utilize our NOLs was limited due to projecting the continuation of the negative economic environment and the impact of the negative operating environment on our tax planning strategies. As a result of our tax planning strategies which have not yet been implemented and which do not depend upon generating future taxable income, we carry deferred tax assets in the U.S. of $90 million relating to the expected utilization of those NOLs. The federal NOLs expire beginning in tax years ending in 2020 through 2029. The state NOLs expire in various tax years through 2029.

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(5)	Accounts Receivable Securitization

We securitize some of our accounts receivable on a limited recourse basis in North America and Europe. As servicer under these accounts receivable securitization programs, we are responsible for performing all accounts receivable administration functions for these securitized financial assets including collections and processing of customer invoice adjustments. In North America, we have an accounts receivable securitization program with three commercial banks. We securitize original equipment and aftermarket receivables on a daily basis under the bank program. In March 2011, the North American program was amended and extended to March 23, 2012. The first priority facility continues to provide financing of up to $110 million and the second priority facility, which is subordinated to the first priority facility, continues to provide up to an additional $40 million of financing. Both facilities monetize accounts receivable generated in the U.S. and Canada that meet certain eligibility requirements, and the second priority facility also monetizes certain accounts receivable generated in the U.S. or Canada that would otherwise be ineligible under the first priority securitization facility. The amendments to the North American program expand the trade receivables that are eligible for purchase under the program and decrease the margin we pay to our banks. The amount of outstanding third party investments in our securitized accounts receivable under the North American program was $82 million at March 31, 2011 and zero at December 31, 2010.

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

We also securitize receivables in our European operations with regional banks in Europe. The arrangements to securitize receivables in Europe are provided under seven separate facilities provided by various financial institutions in each of the foreign jurisdictions. The commitments for these arrangements are generally for one year, but some may be cancelled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon 15 days, or less, notification. The amount of outstanding third party investments in our securitized accounts receivable in Europe was $147 million and $91 million at March 31, 2011 and December 31, 2010, respectively.

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

In our North American accounts receivable securitization programs, we transfer a partial interest in a pool of receivables and the interest that we retain is subordinate to the transferred interest. Accordingly, we account for our North American securitization program as a secured borrowing. In our European programs, we transfer accounts receivables in their entirety to the acquiring entities and satisfy all of the conditions established under ASC Topic 860, “Transfers and Servicing,” to report the transfer of financial assets in their entirety as a sale. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under our European securitization programs approximates the fair value of such receivables. We recognized $1 million in interest expense in both the three month period ended March 31, 2011 and 2010, respectively, relating to our North American securitization program. In addition, we recognized a loss of $1 million in both the three month period ended March 31, 2011 and 2010, respectively, on the sale of trade accounts receivable in our European accounts receivable securitization programs, representing the discount from book values at which these receivables were sold

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

to our banks. The discount rate varies based on funding costs incurred by our banks, which averaged approximately three percent and four percent during the first quarter of 2011 and 2010, respectively.

(6)	Restructuring and Other Charges

Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. In 2010, we incurred $19 million in restructuring and related costs, of which $14 million was recorded in cost of sales and $5 million was recorded in depreciation and amortization expense. In the first quarter of 2011, we incurred $1 million in restructuring and related costs, all of which was recorded in cost of sales.

Amounts related to activities that are part of our restructuring plans are as follows:

	December 31,				March 31,
	2010	2011	Impact of		2011
	Restructuring	Cash	Exchange	Reserve	Restructuring
	Reserve	Payments	Rates	Adjustments	Reserve
	(Millions)

Severance	$7	(1)	—	(1)	$5

Under the terms of our amended and extended senior credit agreement that took effect on June 3, 2010, we are allowed to exclude $60 million of cash charges and expenses, before taxes, related to cost reduction initiatives incurred after June 3, 2010 from the calculation of the financial covenant ratios required under our senior credit facility. As of March 31, 2011, we have excluded $10 million in cumulative allowable charges relating to restructuring initiatives against the $60 million available under the terms of the senior credit facility.

On September 22, 2009, we announced that we will be closing our original equipment ride control plant in Cozad, Nebraska. We plan to hire at other facilities as we move production from Cozad to those facilities, resulting in a net decrease of approximately 60 positions. We originally planned to have completed the closing of this facility by the end of 2010, however, as a result of increased customer demand and to better optimize the transfer of some of the manufacturing activities, we plan to supply certain of our other facilities with components from Cozad to support this increased demand until capacity adjustments are completed at our other facilities. During 2009 and 2010, we recorded $11 million and $10 million, respectively, of restructuring and related expenses related to this initiative, of which approximately $16 million represents cash expenditures.

(7)	Environmental Matters, Litigation and Product Warranties

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

and, when they are assured, recoveries are recorded and reported separately from the associated liability in our condensed consolidated financial statements.

As of March 31, 2011, we have the obligation to remediate or contribute towards the remediation of certain sites, including two existing Federal Superfund sites. At March 31, 2011, our aggregated estimated share of environmental remediation costs for all these sites on a discounted basis was approximately $16 million, of which $5 million is recorded in other current liabilities and $11 million is recorded in deferred credits and other liabilities in our condensed consolidated balance sheet. For those locations in which the liability was discounted, the weighted average discount rate used was 2.6 percent. The undiscounted value of the estimated remediation costs was $21 million. Based on information known to us, we have established reserves that we believe are adequate for these costs. Although we believe these estimates of remediation costs are reasonable and are based on the latest available information, the costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute towards the remediation costs. In addition, certain environmental statutes provide that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at these sites has been considered, where appropriate, in our determination of our estimated liability.

We do not believe that any potential costs associated with our current status as a potentially responsible party in the Federal Superfund sites, or as a liable party at the other locations referenced herein, will be material to our condensed consolidated results of operations, financial position or cash flows.

We also from time to time are involved in legal proceedings, claims or investigations that are incidental to the conduct of our business. Some of these proceedings allege damages against us relating to environmental liabilities (including toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warning issues, and other product liability related matters), taxes, employment matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. For example, one of our Argentine subsidiaries is currently defending against a criminal complaint alleging the failure to comply with laws requiring the proceeds of export transactions to be collected, reported and/or converted to local currency within specified time periods. As another example, we are subject to an audit in 11 states of our practices with respect to the payment of unclaimed property to those states, which could cover over 30 years. We now have practices in place which we believe ensure that we pay unclaimed property as required. We vigorously defend ourselves against all of these claims. In future periods, we could be subject to cash costs or charges to earnings if any of these matters are resolved on unfavorable terms. However, although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, including our assessment of the merits of the particular claim, we do not expect that these legal proceedings or claims will have any material adverse impact on our future consolidated financial position, results of operations or cash flows.

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

Below is a table that shows the activity in the warranty accrual accounts:

	Three Months
	Ended
	March 31,
	2011	2010
	(Millions)

Beginning Balance January 1,	$33	$32
Accruals related to product warranties	1	4
Reductions for payments made	(1)	(4)

Ending Balance March 31,	$33	$32

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(8)	Earnings Per Share

Earnings per share of common stock outstanding were computed as follows:

	Three Months Ended March 31,
	2011	2010
	(Millions Except Share and Per Share Amounts)

Basic earnings per share —
Net earnings attributable to Tenneco Inc.	$47	$7

Weighted average shares of common stock outstanding	59,849,278	58,948,351

Earnings per average share of common stock	$0.78	$0.11

Diluted earnings per share —
Net earnings attributable to Tenneco Inc.	$47	$7

Weighted average shares of common stock outstanding	59,849,278	58,948,351
Effect of dilutive securities:
Restricted stock	352,512	449,259
Stock options	1,872,733	1,413,437

Weighted average shares of common stock outstanding including dilutive securities	62,074,523	60,811,047

Earnings per average share of common stock	$0.75	$0.11

Options to purchase 201,260 and 1,671,083 shares of common stock were outstanding as of March 31, 2011 and 2010, respectively, but not included in the computation of diluted earnings per share respectively, because the options were anti-dilutive.

(9)	Common Stock

Equity Plans — We have granted a variety of awards, including common stock, restricted stock, restricted stock units, performance units, stock appreciation rights (“SARs”), and stock options to our directors, officers, and employees.

Accounting Methods — We have recorded $1 million in compensation expense in each of the quarters ended March 31, 2011 and 2010, respectively, related to nonqualified stock options as part of our selling, general and administrative expense. This resulted in a decrease of $.01 in both basic and diluted earnings per share for each of the quarters ended March 31, 2011 and 2010, respectively.

We immediately expense stock options and restricted stock awarded to employees who are eligible to retire. When employees become eligible to retire during the vesting period, we recognize the remaining expense associated with their stock options and restricted stock.

As of March 31, 2011, there was approximately $7 million of unrecognized compensation costs related to our stock options awards that we expect to recognize over a weighted average period of 1.4 years.

Compensation expense for restricted stock, restricted stock units, long-term performance units and SARs was $4 million for each of the quarters ended March 31, 2011 and 2010 respectively, and was recorded in selling, general, and administrative expense on the statement of income.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Cash received from stock option exercises for the three months ended March 31, 2011 and 2010 was $2 million, and less than $1 million, respectively. Stock option exercises in the first three months of 2011 and 2010 would have generated an excess tax benefit of $1 million and less than $1 million, respectively. We did not record the excess tax benefit as we have federal and state net operating losses which are not currently being utilized.

Assumptions — We calculated the fair values of stock option awards using the Black-Scholes option pricing model with the weighted average assumptions listed below. The fair value of share-based awards is determined at the time the awards are granted which is generally in January of each year, and requires judgment in estimating employee and market behavior.

	Three Months
	Ended
	March 31,
	2011	2010

Stock Options Granted
Weighted average grant date fair value, per share	$26.13	$11.76
Weighted average assumptions used:
Expected volatility	70.1%	75.37%
Expected lives	4.8	4.6
Risk-free interest rates	1.8%	2.2%
Dividend yields	0.0%	0.0%

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

Stock Options — The following table reflects the status and activity for all options to purchase common stock for the period indicated:

	Three Months Ended March 31, 2011
			Weighted Avg.
	Shares	Weighted Avg.	Remaining	Aggregate
	Under	Exercise	Life in	Intrinsic
	Option	Prices	Years	Value
				(Millions)

Outstanding Stock Options
Outstanding, January 1, 2011	3,129,241	$14.43	4.3	$68
Granted	201,133	45.42
Canceled	(56,046)	3.66
Forfeited	(13,184)	9.36
Exercised	(125,624)	17.10		3

Outstanding, March 31, 2011	3,135,520	$16.53	4.4	$80

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Restricted Stock — The following table reflects the status for all nonvested restricted shares for the period indicated:

	Three Months Ended
	March 31, 2011
		Weighted Avg.
		Grant Date
	Shares	Fair Value

Nonvested Restricted Shares
Nonvested balance at January 1, 2011	558,198	$11.58
Granted	141,036	45.42
Vested	(268,891)	12.00
Forfeited	(4,822)	13.74

Nonvested balance at March 31, 2011	425,521	$22.51

The fair value of restricted stock grants is equal to the average market price of our stock at the date of grant. As of March 31, 2011, approximately $8 million of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of approximately 2.4 years.

Long-Term Performance Units, Restricted Stock Units and SARs — Long-term performance units, restricted stock units and SARs are paid in cash and recognized as a liability based upon their fair value. As of March 31, 2011, $15 million of unrecognized compensation costs is expected to be recognized over a weighted-average period of approximately 1.9 years.

(10)	Pension Plans, Postretirement and Other Employee Benefits

Net periodic pension costs (income) and postretirement benefit costs (income) consist of the following components:

	Three Months Ended March 31,
	Pension				Postretirement
	2011		2010		2011	2010
	US	Foreign	US	Foreign	US	US
	(Millions)

Service cost — benefits earned during the period	$—	$2	$—	$1	$—	$—
Interest cost	5	5	5	5	2	2
Expected return on plan assets	(5)	(5)	(5)	(5)	—	—
Net amortization:
Actuarial loss	1	1	1	1	1	1
Prior service cost	—	—	—	—	(1)	(1)

Net pension and postretirement costs	$1	$3	$1	$2	$2	$2

For the three months ended March 31, 2011, we made pension contributions of $4 million for our domestic pension plans and $5 million for our foreign pension plans. Based on current actuarial estimates, we believe we will be required to make approximately $35 million in contributions for the remainder of 2011. Pension contributions beyond 2011 will be required, but those amounts will vary based upon many factors, including the performance of our pension fund investments during 2011.

We made postretirement contributions of approximately $2 million during the first three months of 2011. Based on current actuarial estimates, we believe we will be required to make approximately $8 million in contributions for the remainder of 2011.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

(11)	Acquisitions

In January 2010, we purchased an additional 20 percent equity interest in our Tenneco Tongtai (Dalian) Exhaust System Co. Ltd. joint venture investment in China for $15 million in cash. As a result of this purchase, our equity ownership percentage of this joint venture investment increased to 80 percent from 60 percent.

(12)	Guarantees

We have from time to time issued guarantees for the performance of obligations by some of our subsidiaries, and some of our subsidiaries have guaranteed our debt. All of our existing and future material domestic wholly-owned subsidiaries fully and unconditionally guarantee our senior credit facility and our senior notes on a joint and several basis. The arrangement for the senior credit facility is also secured by first-priority liens on substantially all our domestic assets and pledges of up to 66 percent of the stock of certain first-tier foreign subsidiaries. No assets or capital stock of our direct or indirect foreign subsidiaries secure our senior notes. For additional information, refer to Note 14 of the condensed consolidated financial statements of Tenneco Inc., where we present the Supplemental Guarantor Condensed Consolidating Financial Statements.

In March 2011, we entered into two performance guarantee agreements in the U.K. between Tenneco Management Europe Limited (“TMEL”) and the two Walker Group Retirement Plans, the Walker Group Employee Benefit Plan and the Walker Group Executive Retirement Benefit Plan (the “Walker Plans”), whereby TMEL will guarantee the payment of all current and future pension contributions in event of a payment default by the sponsoring or participating employers of the Walker Plans. As a result of our decision to enter into these performance guarantee agreements, the levy due to the U.K. Pension Protection Fund will be reduced. The Walker Plans are comprised of employees from Tenneco Walker (U.K.) Limited and our Futaba Tenneco U.K. joint venture. Employer contributions are funded by both Tenneco Walker (U.K.) Limited, as the sponsoring employer and Futaba Tenneco U.K., as a participating employer. The performance guarantee agreements are expected to remain in effect until all pension obligations for the Walker Plans’ sponsoring and participating employers have been satisfied. The maximum amount payable for these pension performance guarantees is approximately $26 million as of March 31, 2011 which is determined by taking 105 percent of the liability of the Walker Plans calculated under section 179 of the U.K. Pension Act of 2004 offset by plan assets. We did not record an additional liability in March 2011 for this performance guarantee since Tenneco Walker (U.K.) Limited, as the sponsoring employer of the Walker Plans, already recognizes 100 percent of the pension obligation calculated based on U.S. GAAP, for all of the Walker Plans’ participating employers on its balance sheet, which was $8 million and $9 million at March 31, 2011 and December 31, 2010, respectively. At March 31, 2011, all pension contributions under the Walker Plans were current for all of the Walker Plans’ sponsoring and participating employers.

We have issued guarantees through letters of credit in connection with some obligations of our affiliates. As of March 31, 2011, we have guaranteed $53 million in letters of credit to support some of our subsidiaries’ insurance arrangements, foreign employee benefit programs, environmental remediation activities and cash management and capital requirements.

Negotiable Financial Instruments — One of our European subsidiaries receives payment from one of its OE customers whereby the accounts receivable are satisfied through the delivery of negotiable financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

instruments which are not sold are classified as other current assets. The amount of these financial instruments that was collected before their maturity date and sold at a discount totaled $5 million and $6 million at March 31, 2011 and December 31, 2010, respectively. No negotiable financial instruments were held by our European subsidiary as of March 31, 2011 and December 31, 2010, respectively.

In certain instances, several of our Chinese subsidiaries receive payment from OE customers and satisfy vendor payments through the receipt and delivery of negotiable financial instruments. Financial instruments used to satisfy vendor payables and not redeemed totaled $8 million at both March 31, 2011 and December 31, 2010, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $12 million and $11 million at March 31, 2011 and December 31, 2010, respectively. We classify financial instruments received from our OE customers as other current assets if issued by a financial institution of our customers or as customer notes and accounts, net if issued by our customer. We classified $12 million and $11 million in other current assets at March 31, 2011 and December 31, 2010, respectively. Some of our Chinese subsidiaries that issue their own negotiable financial instruments to pay vendors are required to maintain a cash balance if they exceed certain credit limits with the financial institution that guarantees those financial instruments. A restricted cash balance was not required at those Chinese subsidiaries at March 31, 2011 and December 31, 2010, respectively.

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(13)	Segment Information

We are a global manufacturer with three geographic reportable segments: (1) North America, (2) Europe, South America and India (“Europe”), and (3) Asia Pacific. Each segment manufactures and distributes ride control and emission control products primarily for the automotive industry. We have not aggregated individual operating segments within these reportable segments. We evaluate segment performance based primarily on earnings before interest expense, income taxes, and noncontrolling interests. Products are transferred between segments and geographic areas on a basis intended to reflect as nearly as possible the “market value” of the products.

The following table summarizes certain Tenneco Inc. segment information:

	Segment
	North		Asia	Reclass &
	America	Europe	Pacific	Elims	Consolidated
	(Millions)

At March 31, 2011 and for the Three Months Then Ended
Revenues from external customers	$851	$741	$168	$—	$1,760
Intersegment revenues	3	37	6	(46)	—
Earnings before interest expense, income taxes, and noncontrolling interests	62	24	8	—	94
Total assets	1,469	1,498	539	26	3,532
At March 31, 2010 and for the Three Months Then Ended
Revenues from external customers	$605	$561	$150	$—	$1,316
Intersegment revenues	3	29	5	(37)	—
Earnings before interest expense, income taxes, and noncontrolling interests	36	12	11	—	59
Total assets	1,242	1,365	415	12	3,034

(14)	Supplemental Guarantor Condensed Consolidating Financial Statements

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF INCOME

	For the Three Months Ended March 31, 2011
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
	(Millions)

Revenues
Net sales and operating revenues —
External	$773	$987	$—	$—	$1,760
Affiliated companies	41	131	—	(172)	—

	814	1,118	—	(172)	1,760

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	724	914	—	(172)	1,466
Engineering, research, and development	15	20	—	—	35
Selling, general, and administrative	33	75	1	—	109
Depreciation and amortization of other intangibles	18	33	—	—	51

	790	1,042	1	(172)	1,661

Other income (expense)
Loss on sale of receivables	—	(1)	—	—	(1)
Other income (expense)	(1)	(3)	—	—	(4)

	(1)	(4)	—	—	(5)

Earnings (loss) before interest expense, income taxes, noncontrolling interests and equity in net income from affiliated companies	23	72	(1)	—	94

Interest expense —
External (net of interest capitalized)	—	1	27	—	28
Affiliated companies (net of interest income)	49	(15)	(34)	—	—
Income tax expense	1	13	—	—	14
Equity in net income (loss) from affiliated companies	65	—	41	(106)	—

Net income	38	73	47	(106)	52

Less: Net income attributable to noncontrolling interests	—	5	—	—	5

Net income attributable to Tenneco Inc.	$38	$68	$47	$(106)	$47

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF INCOME

	For the Three Months Ended March 31, 2010
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
	(Millions)

Revenues
Net sales and operating revenues —
External	$543	$773	$—	$—	$1,316
Affiliated companies	31	109	—	(140)	—

	574	882	—	(140)	1,316

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	519	694	—	(140)	1,073
Engineering, research, and development	9	18	—	—	27
Selling, general, and administrative	37	63	—	—	100
Depreciation and amortization of other intangibles	22	33	—	—	55

	587	808	—	(140)	1,255

Other income (expense)
Loss on sale of receivables	—	(1)	—	—	(1)
Other income (loss)	—	(1)	—	—	(1)

	—	(2)	—	—	(2)

Earnings (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	(13)	72	—	—	59

Interest expense —
External (net of interest capitalized)	—	1	31	—	32
Affiliated companies (net of interest income)	37	(5)	(32)	—	—
Income tax expense (benefit)	1	14	—	—	15
Equity in net income (loss) from affiliated companies	55	—	6	(61)	—

Net Income	4	62	7	(61)	12

Less: Net income attributable to noncontrolling interests	—	5	—	—	5

Net income attributable to Tenneco Inc.	$4	$57	$7	$(61)	$7

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

BALANCE SHEET

	March 31, 2011
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass
	Subsidiaries	Subsidiaries	Company)	& Elims	Consolidated
	(Millions)

ASSETS
Current assets:
Cash and cash equivalents	$2	$197	$—	$—	$199
Receivables, net	426	1,318	23	(677)	1,090
Inventories	252	385	—	—	637
Deferred income taxes	72	—	—	(33)	39
Prepayments and other	27	137	—	—	164

Total current assets	779	2,037	23	(710)	2,129

Other assets:
Investment in affiliated companies	469	—	784	(1,253)	—
Notes and advances receivable from affiliates	4,137	938	5,914	(10,989)	—
Long-term receivables, net	—	12	—	—	12
Goodwill	22	68	—	—	90
Intangibles, net	14	20	—	—	34
Deferred income taxes	50	21	20	—	91
Other	27	46	31	—	104

	4,719	1,105	6,749	(12,242)	331

Plant, property, and equipment, at cost	989	2,219	—	—	3,208
Less — Accumulated depreciation and amortization	(711)	(1,425)	—	—	(2,136)

	278	794	—	—	1,072

Total assets	$5,776	$3,936	$6,772	$(12,952)	$3,532

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)
Short-term debt — non-affiliated	$—	$145	$1	$—	$146
Short-term debt — affiliated	200	344	10	(554)	—
Trade payables	444	861	—	(100)	1,205
Accrued taxes	25	34	—	—	59
Other	125	199	51	(56)	319

Total current liabilities	794	1,583	62	(710)	1,729

Long-term debt — non-affiliated	—	11	1,174	—	1,185
Long-term debt — affiliated	4,601	971	5,417	(10,989)	—
Deferred income taxes	—	57	—	—	57
Postretirement benefits and other liabilities	340	84	—	4	428
Commitments and contingencies

Total liabilities	5,735	2,706	6,653	(11,695)	3,399

Redeemable noncontrolling interests	—	14	—	—	14

Tenneco Inc. Shareholders’ equity	41	1,173	119	(1,257)	76

Noncontrolling interests	—	43	—	—	43

Total equity	41	1,216	119	(1,257)	119

Total liabilities, redeemable noncontrolling interests and equity	$5,776	$3,936	$6,772	$(12,952)	$3,532

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2011
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass
	Subsidiaries	Subsidiaries	Company)	& Elims	Consolidated
	(Millions)

Operating Activities
Net cash provided (used) by operating activities	$106	$(160)	$(49)	$—	$(103)

Investing Activities
Proceeds from sale of assets	4	—	—	—	4
Cash payments for plant, property, and equipment	(14)	(32)	—	—	(46)
Cash payments for software related intangible assets	(1)	(2)	—	—	(3)

Net cash used by investing activities	(11)	(34)	—	—	(45)

Financing Activities
Retirement of long-term debt	—	—	(22)	—	(22)
Increase (decrease) in bank overdrafts	—	7	—	—	7
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivables	—	—	47	—	47
Net increase (decrease) in short-term borrowings secured by accounts receivables	—	82	—	—	82
Intercompany dividends and net increase (decrease) in intercompany obligations	(93)	69	24	—	—

Net cash provided (used) by financing activities	(93)	158	49	—	114

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	—	—

Increase (decrease) in cash and cash equivalents	2	(36)	—	—	(34)
Cash and cash equivalents, January 1	—	233	—	—	233

Cash and cash equivalents, March 31 (Note)	$2	$197	$—	$—	$199

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

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

As you read the following review of our financial condition and results of operations, you should also read our condensed consolidated financial statements and related notes beginning on page 5.

Executive Summary

We are one of the world’s leading manufacturers of automotive emission control and ride control products and systems for light, commercial and specialty vehicle applications. We serve both original equipment (OE) vehicle designers and manufacturers and the repair and replacement markets, or aftermarket, globally through leading brands, including Monroe®, Rancho®, Clevite® Elastomers, Marzocchi® and Fric Rottm ride control products and Walker®, Fonostm, and Gillettm emission control products. We serve more than 64 different original equipment manufacturers, and our products or systems are included on nine of the top 10 passenger models produced in Europe and nine of the top 10 light truck models produced in North America for 2010. Our aftermarket customers are comprised of full-line and specialty warehouse distributors, retailers, jobbers, installer chains and car dealers. As of December 31, 2010, we operated 86 manufacturing facilities worldwide and employed approximately 22,000 people to service our customers’ demands.

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

Light vehicle production in 2010 continued to strengthen in all regions in which we operate, from the recession that began in 2008. North American light vehicle production was up 39 percent from 2009, while in Europe, light vehicle production in 2010 was up 15 percent from 2009. For the first quarter of 2011, light vehicle production has continued to improve in most geographic regions in which we operate. Light vehicle production was up 13 percent in North America, 10 percent in Europe and seven percent in China.

We have a substantial amount of indebtedness. As such, our ability to generate cash — both to fund operations and service our debt — is also a significant area of focus for our company. See “Liquidity and Capital Resources” below for further discussion of cash flows and Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Total revenues for the first quarter of 2011 were $1,760 million, a 34 percent increase from $1,316 million in the first quarter of 2010. Excluding the impact of currency and substrate sales, revenue was up $244 million, or 23 percent, driven primarily by higher OE production in most geographic regions in which we operate, our strong positions on some of the best-selling vehicle platforms globally, higher aftermarket sales globally and new launches of light and commercial vehicle programs.

Cost of sales: Cost of sales for the first quarter of 2011 was $1,466 million, or 83.3 percent of sales, compared to $1,073 million, or 81.5 percent of sales in the first quarter of 2010. The following table lists the primary drivers behind the change in cost of sales ($ millions).

Quarter ended March 31, 2010	$1,073
Volume and mix	326
Material	22
Currency	38
Restructuring	(3)
Other Costs	10

Quarter ended March 31, 2011	$1,466

The increase in cost of sales was due primarily to the year-over-year increase in production volumes, the impact of foreign currency, and higher material and other costs, mainly manufacturing.

Gross margin: Gross margin for the first three months of 2011 was 16.7 percent, down 1.8 percentage points from 18.5 percent in the first three months of 2010. The gross margin decline was primarily driven by a higher mix of OE revenues, higher substrate sales and the negative margin impact of material cost recoveries, which together had a 1.7 percentage point impact on gross margin. The remaining effects on gross margin resulting from higher volumes, lower restructuring and related expenses, unfavorable currency and pricing, primarily related to contractual price reductions, largely offset each other.

Engineering, research and development: Engineering, research and development expense was $35 million and $27 million in the first quarter of 2011 and 2010, respectively. Increased spending to support customer programs, technology applications, and growth in emerging markets, drove the increase in expense year-over-year.

Selling, general and administrative: Selling, general and administrative expense was up $9 million in the first quarter of 2011, at $109 million, compared to $100 million in the first quarter of 2010. Investments in new facilities in China and Thailand primarily drove the increase in expense year-over-year.

Depreciation and amortization: Depreciation and amortization expense in the first three months of 2011 was $51 million, compared to $55 million in the first three months of 2010. Included in 2010 was $1 million of restructuring and related expenses.

Goodwill impairment: There were no goodwill impairment charges in either first quarter of 2011 or 2010.

Earnings before interest expense, taxes and noncontrolling interests (“EBIT”) was $94 million for the first quarter of 2011, an improvement of $35 million, when compared to $59 million in the first quarter of 2010. Higher OE revenues, stronger margins on new light and commercial vehicle launches, lower depreciation and amortization expense, decreased restructuring and related costs, and higher aftermarket sales drove the year-over-year increase to EBIT. Partially offsetting the increase were higher selling, general, administrative and engineering spending, $1 million of negative currency and unfavorable pricing, primarily related to contractual price reductions.

Results from Operations

Net Sales and Operating Revenues for the Three Months Ended March 31, 2011 and 2010

The following tables reflect our revenues for 2011 and 2010. We present these reconciliations of revenues in order to reflect the trend in our sales in various product lines and geographic regions separately from the effects of doing business in currencies other than the U.S. dollar. We have not reflected any currency impact in the 2010 table since this is the base period for measuring the effects of currency during 2011 on our operations. We believe investors find this information useful in understanding period-to-period comparisons in our revenues.

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

	Three Months Ended March 31, 2011
					Revenues
				Substrate	Excluding
			Revenues	Sales	Currency and
		Currency	Excluding	Excluding	Substrate
	Revenues	Impact	Currency	Currency	Sales
	(Millions)

North America Original Equipment
Ride Control	$152	$2	$150	$—	$150
Emission Control	526	—	526	249	277

Total North America Original Equipment	678	2	676	249	427
North America Aftermarket
Ride Control	127	1	126	—	126
Emission Control	46	1	45	—	45

Total North America Aftermarket	173	2	171	—	171
Total North America	851	4	847	249	598
Europe Original Equipment
Ride Control	139	3	136	—	136
Emission Control	376	16	360	122	238

Total Europe Original Equipment	515	19	496	122	374
Europe Aftermarket
Ride Control	44	1	43	—	43
Emission Control	30	1	29	—	29

Total Europe Aftermarket	74	2	72	—	72
South America & India	152	7	145	25	120
Total Europe, South America & India	741	28	713	147	566
Asia	131	5	126	20	106
Australia	37	5	32	3	29

Total Asia Pacific	168	10	158	23	135

Total Tenneco	$1,760	$42	$1,718	$419	$1,299

	Three Months Ended March 31, 2010
					Revenues
				Substrate	Excluding
			Revenues	Sales	Currency and
		Currency	Excluding	Excluding	Substrate
	Revenues	Impact	Currency	Currency	Sales
	(Millions)

North America Original Equipment
Ride Control	$128	$—	$128	$—	$128
Emission Control	326	—	326	135	191

Total North America Original Equipment	454	—	454	135	319
North America Aftermarket
Ride Control	113	—	113	—	113
Emission Control	38	—	38	—	38

Total North America Aftermarket	151	—	151	—	151
Total North America	605	—	605	135	470
Europe Original Equipment
Ride Control	116	—	116	—	116
Emission Control	269	—	269	86	183

Total Europe Original Equipment	385	—	385	86	299
Europe Aftermarket
Ride Control	39	—	39	—	39
Emission Control	27	—	27	—	27

Total Europe Aftermarket	66	—	66	—	66
South America & India	110	—	110	13	97
Total Europe, South America & India	561	—	561	99	462
Asia	111	—	111	25	86
Australia	39	—	39	2	37

Total Asia Pacific	150	—	150	27	123

Total Tenneco	$1,316	$—	$1,316	$261	$1,055

	Three Months Ended March 31, 2011
	Versus Three Months Ended March 31, 2010
	Dollar and Percent Increase (Decrease)
			Revenues
			Excluding
			Currency and
			Substrate
	Revenues	Percent	Sales	Percent
	(Millions Except Percent Amounts)

North America Original Equipment
Ride Control	$24	19%	$22	17%
Emission Control	200	61%	86	45%

Total North America Original Equipment	224	49%	108	34%
North America Aftermarket
Ride Control	14	13%	13	12%
Emission Control	8	20%	7	18%

Total North America Aftermarket	22	15%	20	13%
Total North America	246	41%	128	27%
Europe Original Equipment
Ride Control	23	19%	20	17%
Emission Control	107	40%	55	31%

Total Europe Original Equipment	130	34%	75	26%
Europe Aftermarket
Ride Control	5	13%	4	10%
Emission Control	3	12%	2	7%

Total Europe Aftermarket	8	12%	6	9%
South America & India	42	37%	23	22%
Total Europe, South America & India	180	32%	104	22%
Asia	20	17%	20	22%
Australia	(2)	(4)%	(8)	(18)%

Total Asia Pacific	18	12%	12	10%

Total Tenneco	$444	34%	$244	23%

Light Vehicle Industry Production by Region for Three Months Ended March 31, 2011 and 2010 (According to IHS Automotive, April, 2011)

	Three Months Ended March 31,
			Increase
	2011	2010	(Decrease)	% Increase
	(Number of Vehicles in Thousands)

North America	3,261	2,894	367	13%

Europe	5,310	4,841	469	10%
South America	991	921	70	8%
India	949	779	170	22%

Total Europe, South America & India	7,250	6,541	709	11%

China	4,496	4,184	312	7%

Australia	52	62	(10)	(15)%

North American light vehicle production increased 13 percent, while industry Class 8 commercial vehicle production was up 56 percent and industry Class 4-7 commercial vehicle production was up five percent in the first quarter of 2011 when compared to the first quarter of 2010. Revenues from our North American operations increased in the first three months of 2011 compared to last year’s first three months due to higher OE and aftermarket sales of both product lines. The increase in North American OE revenues was primarily driven by improved production volumes, which accounted for $221 million of the year-over-year change in revenues, on Tenneco-supplied vehicles such as the Ford Super-Duty pick-up, GM’s crossover models and the Toyota Tundra. Also contributing to the increase were incremental commercial vehicle revenues and a favorable $2 million currency impact on OE revenue year-over-year. The increase in aftermarket revenue for North America was primarily due to higher customer demand in both product lines which resulted in a combined increase in revenue of $20 million. Favorable currency impacted aftermarket revenue by $2 million year-over-year.

Our European, South American and Indian segment’s revenues increased in the first quarter of 2011 compared to last year’s first quarter, due to increased sales in all European business units as well as in South America and India. The first quarter total European light vehicle industry production was up 10 percent, while industry Class 8 commercial vehicle production was up 52 percent and industry Class 4-7 commercial vehicle production was up 44 percent in the first three months of 2011 when compared to the first three months of 2010. Improved volumes due to higher OE production on platforms such as the VW Golf, BMW 1 and 3 Series and the Daimler Sprinter were the primary driver of our increased Europe OE revenues and contributed to an increase in revenue of $100 million. European OE revenue also benefited compared to last year, from improved pricing, mainly material cost recovery and favorable foreign currency which had a combined impact of $30 million. Excluding currency, European aftermarket revenues improved compared to last year on higher ride control sales volumes which had a $6 million impact, tied in part to heavy duty sales, as well as higher emission control sales volumes of $3 million. Light vehicle production increased eight percent in South America and 22 percent in India for the first quarter of 2011 when compared to the first quarter of 2010. South American and Indian revenues were higher in the first quarter of 2011 when compared to the prior year’s first quarter primarily due to stronger OE and aftermarket volumes in both regions, which increased revenue by $32 million. Currency also added $7 million to South American and Indian revenue.

Industry light vehicle production for 2011 in the first quarter increased seven percent in China but decreased 15 percent in Australia year-over-year. Revenues from our Asia Pacific segment, which includes Australia and Asia, increased due to higher sales in Asia. Asian revenues for 2011 improved from last year, primarily due to $14 million from stronger production volumes, particularly in China on key Tenneco-supplied GM, VW and Nissan platforms. A $6 million negative impact on revenue due to lower OE production volumes drove the first quarter 2011 revenue decrease for Australia over the first quarter of 2010. Currency benefited revenue by $5 million each in Asia and Australia.

Earnings before Interest Expense, Income Taxes and Noncontrolling Interests (“EBIT”) for the Three Months Ended March 31, 2011 and 2010

	Three Months Ended
	March 31,
	2011	2010	Change
	(Millions)

North America	$62	$36	$26
Europe, South America and India	24	12	12
Asia Pacific	8	11	(3)

	$94	$59	$35

The EBIT results shown in the preceding table include the following items, discussed below under “Restructuring and Other Charges” and “Liquidity and Capital Resources — Capitalization,” which have an effect on the comparability of EBIT results between periods:

	Three Months Ended
	March 31,
	2011	2010
	(Millions)

North America
Restructuring and related expenses	$—	$4
Europe, South America and India
Restructuring and related expenses	1	1
Asia Pacific
Restructuring and related expenses	—	—

EBIT for North American operations was $62 million in the first quarter of 2011, an increase of $26 million from $36 million in the first quarter one year ago. The benefits to EBIT from higher OE revenues, stronger margins on new light and commercial vehicle launches, lower depreciation and amortization expense and improved aftermarket revenues were partially offset by unfavorable pricing, mainly contractual price reductions, increased material spending and higher selling, general, administrative and engineering costs. There were no restructuring and related expenses in the first three months of 2011 compared to $4 million of restructuring and related expenses in the first three months of 2010.

Our European, South American and Indian segment’s EBIT was $24 million for the first quarter of 2011, up $12 million from $12 million in the first quarter of 2010. The increase was driven by higher OE production volumes and the related manufacturing efficiencies, new platform launches, higher aftermarket sales and material cost management activities. Unfavorable pricing, mainly contractual price reductions and increased selling, general, and administrative costs partially offset the increase. Restructuring and related expenses of $1 million were included in EBIT for the first three months of both 2011 and 2010.

EBIT for our Asia Pacific segment, which includes Asia and Australia, decreased $3 million to $8 million in the first quarter of 2011 from $11 million in the prior year’s first quarter. The EBIT improvement from higher volumes and material cost management in Asia were more than offset by volume declines in Australia, unfavorable pricing, mainly contractual price reductions, and increased selling, general, administrative costs to support new plants in China and Thailand and engineering costs to support growth projects in these markets and Japan. Currency had a $1 million unfavorable impact on 2011 EBIT for our Asia Pacific segment.

Currency had a $1 million unfavorable impact on overall company EBIT for 2011 as compared to the prior year.

EBIT as a Percentage of Revenue for the Three Months Ended March 31, 2011 and 2010

	Three Months
	Ended
	March 31,
	2011	2010

North America	7%	6%
Europe, South America & India	3%	2%
Asia Pacific	5%	7%
Total Tenneco	5%	4%

In North America, EBIT as a percentage of revenue for the first quarter of 2011 was up one percentage point when compared to last year’s first quarter. The increase in EBIT from higher OE revenues, new platform launches, lower depreciation and amortization expense, higher aftermarket revenues and decreased restructuring and related charges was partially offset as a percentage of revenue by unfavorable pricing, increased material spending and higher selling, general, administrative and engineering costs. In Europe, South America and India, EBIT margin for the first three months of 2011 was one percentage point higher than the prior year’s first three months due to improved volumes, the related manufacturing efficiencies, new platform launches, material cost management actions, and higher aftermarket revenues partially offset by unfavorable pricing and increased selling, general, and administrative expenses. EBIT as a percentage of revenue for our Asia Pacific segment decreased two percentage points in the first quarter of 2011 versus the prior year’s first quarter as higher volumes and material cost management activities in Asia were more than offset as a percentage of revenue by decreased volumes in Australia, unfavorable pricing, increased selling, general, administrative and engineering expenses and the negative impact of currency.

Interest Expense, Net of Interest Capitalized

We reported interest expense in the first quarter of 2011 of $28 million net of interest capitalized of $1 million ($27 million in our U.S. operations and $1 million in our foreign operations), down from $32 million net of interest capitalized of $1 million ($31 million in our U.S. operations and $1 million in our foreign operations) in the first quarter of 2010. Included in the first three months of 2011 was $1 million of expense related to our refinancing activities. Excluding the refinancing expenses, interest expense decreased in the first quarter of 2011 compared to the first quarter of the prior year as a result of our lower average borrowings due to our operating cash performance and lower rates due to last year’s debt refinancing transactions.

On March 31, 2011, we had $990 million in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed through December 2020, $250 million is fixed through November 2015, $225 million is fixed through August 2018 and the remainder is fixed from 2011 through 2025. We also have $198 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” later in this Management’s Discussion and Analysis.

Income Taxes

Income tax expense was $14 million for the first quarter of 2011. The tax expense recorded for the first quarter 2011 differs from a statutory rate of 35 percent due to a net tax benefit of $10 million primarily related to U.S. taxable income with no associated tax expense due to our net operating loss position and income generated in lower tax rate jurisdictions, partially offset by the impact of recording a valuation allowance against the tax benefit for losses in certain foreign jurisdictions. In the first quarter of 2010, we recorded income tax expense of $15 million. The tax expense recorded differs from the expense that would have been recorded using a statutory rate of 35 percent because of $5 million in non-cash tax charges related to adjustments to prior year income tax estimates and the impact of not benefiting tax losses in the U.S. and certain foreign jurisdictions offset by a favorable mix of tax rates in the jurisdictions we pay taxes.

Restructuring and Other Charges

Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. In 2010, we incurred $19 million in restructuring and related costs, of which $14 million was recorded in cost of sales and $5 million was recorded in depreciation and amortization expense. In the first quarter of 2011, we incurred $1 million in restructuring and related costs, all of which was recorded in cost of sales.

Amounts related to activities that are part of our restructuring plans are as follows:

	December 31,				March 31,
	2010	2011	Impact of		2011
	Restructuring	Cash	Exchange	Reserve	Restructuring
	Reserve	Payments	Rates	Adjustments	Reserve
	(Millions)

Severance	$7	(1)	—	(1)	$5

Under the terms of our amended and extended senior credit agreement that took effect on June 3, 2010, we are allowed to exclude $60 million of cash charges and expenses, before taxes, related to cost reduction initiatives incurred after June 3, 2010 from the calculation of the financial covenant ratios required under our senior credit facility. As of March 31, 2011, we have excluded $10 million in cumulative allowable charges relating to restructuring initiatives against the $60 million available under the terms of the senior credit facility.

On September 22, 2009, we announced that we will be closing our original equipment ride control plant in Cozad, Nebraska. We estimate this closing will generate $8 million in annualized cost savings once completed, incremental to the $58 million of savings related to our October 2008 restructuring announcement. Approximately 500 positions will be eliminated at the Cozad plant and we expect that by June 30, 2011 95 percent of those positions will have been eliminated. We plan to hire at other facilities as we move production from Cozad to those facilities, resulting in a net decrease of approximately 60 positions. We originally planned to have completed the closing of this facility by the end of 2010, however, as a result of increased customer demand and to better optimize the transfer of some of the manufacturing activities, we plan to supply certain of our other facilities with components from Cozad to support this increased demand until capacity adjustments are completed at our other facilities. During 2009 and 2010, we recorded $11 million and $10 million, respectively, of restructuring and related expenses related to this initiative, of which approximately $16 million represents cash expenditures. We do not expect that we will incur any additional restructuring and related expenses related to this initiative.

Earnings Per Share

We reported net income attributable to Tenneco Inc. of $47 million or $0.75 per diluted common share for the first quarter of 2011. Included in the first quarter results for 2011 were negative impacts from expenses related to our restructuring activities and costs related to our refinancing activities, which were more than offset by net tax benefits. The net impact of these items increased earnings per diluted share by $0.12. We reported net income attributable to Tenneco Inc. of $7 million or $0.11 per diluted common share for the first quarter of 2010. Included in the first quarter results for 2010 were negative impacts from expenses related to our restructuring activities and tax adjustments. The net impact of these items decreased earnings per diluted share by $0.14.

Dividends on Common Stock

On January 10, 2001, our Board of Directors eliminated the quarterly dividend on our common stock. There are no current plans to reinstate a dividend on our common stock.

Cash Flows for the Three Months Ended March 31, 2011 and 2010

	Three Months Ended
	March 31,
	2011	2010
	(Millions)

Cash provided (used) by:
Operating activities	$(103)	$(57)
Investing activities	$(45)	(38)
Financing activities	$114	118

Operating Activities

For the three months ended March 31, 2011, operating activities used $103 million in cash compared to $57 million in cash used during the same period last year. Our cash flow from operations is seasonal with a greater use of cash in the first quarter as we prepare for OE platform launches and the aftermarket selling season. For the first quarter of 2011, cash used for working capital was $187 million versus $112 million of cash used for working capital in the same period of 2010. Receivables were a use of cash of $251 million in the first three months of 2011 compared to a cash use of $191 million in the prior year’s first three months. The change in cash flow from receivables was primarily due to higher year-over-year sales. Inventory represented a cash outflow of $77 million during the first quarter of 2011, compared to a cash outflow of $44 million for the same period of the prior year. The year-over-year change to cash flow from inventory was primarily a result of higher production levels. The higher production environment also led to accounts payable providing cash of $139 million for the three months ended March 31, 2011, compared to cash provided of $120 million for the three months ended March 31, 2010. Cash taxes were $10 million for the first quarter of 2011 compared to $8 million in the first quarter of the prior year.

One of our European subsidiaries receives payment from one of its OE customers whereby the accounts receivable are satisfied through the delivery of negotiable financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets. The amount of these financial instruments that was collected before their maturity date and sold at a discount totaled $5 million and $6 million at March 31, 2011 and December 31, 2010, respectively. No negotiable financial instruments were held by our European subsidiary as of March 31, 2011 and December 31, 2010, respectively.

In certain instances, several of our Chinese subsidiaries receive payment from OE customers and satisfy vendor payments through the receipt and delivery of negotiable financial instruments. Financial instruments used to satisfy vendor payables and not redeemed totaled $8 million at both March 31, 2011 and December 31, 2010, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $12 million and $11 million at March 31, 2011 and December 31, 2010, respectively. We classify financial instruments received from our OE customers as other current assets if issued by a financial institution of our customers or as customer notes and accounts, net if issued by our customer. We classified $12 million and $11 million in other current assets at March 31, 2011 and December 31, 2010, respectively. Some of our Chinese subsidiaries that issue their own negotiable financial instruments to pay vendors are required to maintain a cash balance if they exceed certain credit limits with the financial institution that guarantees those financial instruments. A restricted cash balance was not required at those Chinese subsidiaries at March 31, 2011 and December 31, 2010, respectively.

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

Investing Activities

Cash used for investing activities was $7 million higher in the first quarter of 2011 compared to the same period a year ago. Cash payments for plant, property and equipment were $46 million in the first quarter of 2011 versus payments of $38 million in the first quarter of 2010, an increase of $8 million. This increase was due to investments for new business launches, technology development and future growth opportunities. Cash payments for software-related intangible assets were $3 million in the first three months of 2011 compared to $2 million in the first three months of 2010.

Financing Activities

Cash flow from financing activities was an inflow of $114 million for the quarter ending March 31, 2011 compared to an inflow of $118 million for the quarter ending March 31, 2010. Borrowings under our revolving credit facility were $47 million in the first quarter of 2011 and zero in the prior year first quarter. At March 31, 2011, there were $82 million in borrowings outstanding under the North American accounts receivable securitization programs compared to $126 million at March 31, 2010.

Outlook

Industry production in the second quarter will see some impact from the crisis in Japan. Prior to these events, IHS Automotive forecasted a 9 percent increase in light vehicle production in the regions where Tenneco operates. However, the current forecast, while still up in most regions, has been adjusted to an overall 3 percent increase in light vehicle production to account for temporary customer disruptions. This includes an 11 percent year-over-year increase in North America, 6 percent in China, 16 percent in India and 7 percent in South America. The Japan impact has now lowered Europe production estimates to a 6 percent year-over-year decrease in the second quarter but still up for the year. In addition, weaker industry conditions, separate from the Japan crisis, are continuing in Australia with a forecasted 3 percent decline.

Despite the temporary disruptions to customer production, volumes are expected to recover by the end of the year. According to IHS Automotive, full-year production in the regions where we operate is still predicted to increase 7 percent versus last year, unchanged from previous forecasts.

On the commercial vehicle side of our business, we are launching diesel aftertreatment programs with 13 commercial vehicle and engine manufacturers globally through 2012. These programs are launching in North America, Europe, China and South America. We are adding Daimler and MAN, both in South America, to our list of nine previously announced commercial vehicle customers.

In addition we expect our global aftermarket to be a stable contributor. We recently announced new aftermarket business in North America with seven customers, which is expected to generate more than $15 million in annual revenue. In the second quarter of this year, we expect to incur $12 million in changeover costs, primarily in the form of customer credits related to this new business. The new customers will apply these credits as payment for the initial shipments of Tenneco products used to replace our competitors products at the customers’ locations.

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

Revenue Recognition

We recognize revenue for sales to our original equipment and aftermarket customers when title and risk of loss passes to the customers under the terms of our arrangements with those customers, which is usually at the time of shipment from our plants or distribution centers. Generally, in connection with the sale of exhaust systems to certain original equipment manufacturers, we purchase catalytic converters and diesel particulate filters or components thereof including precious metals (“substrates”) on behalf of our customers which are used in the assembled system. These substrates are included in our inventory and “passed through” to the customer at our cost, plus a small margin, since we take title to the inventory and are responsible for both the delivery and quality of the finished product. Revenues recognized for substrate sales were $423 million, and $261 million for the first three months of 2011 and 2010, respectively. For our aftermarket customers, we provide for promotional incentives and returns at the time of sale. Estimates are based upon the terms of the incentives and historical experience with returns. Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis. Shipping and handling costs billed to customers are included in revenues and the related costs are included in cost of sales in our Statements of Income.

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

Pre-production Design and Development and Tooling Assets

We expense pre-production design and development costs as incurred unless we have a contractual guarantee for reimbursement from the original equipment customer. Unbilled pre-production design and development costs recorded in prepayments and other and long-term receivables totaled $17 and $15 million at March 31, 2011 and December 31, 2010, respectively. In addition, plant, property and equipment included $37 million and $38 million at March 31, 2011 and December 31, 2010, respectively, for original equipment tools and dies that we own, and prepayments and other included $51 million and $46 million at March 31, 2011 and December 31, 2010, respectively, for in-process tools and dies that we are building for our original equipment customers.

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

We reported income tax expense of $14 million in the first quarter of 2011. The tax expense recorded differs from the expense that would be recorded using a U.S. Federal statutory rate of 35 percent due to a net tax benefit of $10 million primarily related to U.S. taxable income with no associated tax expense due to our net operating loss (“NOL”) position and income generated in lower tax rate jurisdictions, partially offset by the impact of recording a valuation allowance against the tax benefit for losses in certain foreign jurisdictions. In evaluating the requirements to record a valuation allowance, accounting standards do not permit us to consider an economic recovery in the U.S. or new business we have won. Consequently, beginning in 2008, given our historical losses, we concluded that our ability to fully utilize our NOLs was limited due to projecting the continuation of the negative economic environment and the impact of the negative operating environment on our tax planning strategies. As a result of our tax planning strategies which have not yet been implemented and which do not depend upon generating future taxable income, we carry deferred tax assets in the U.S. of $90 million relating to the expected utilization of those NOLs. The federal NOLs expire beginning in tax years ending in 2020 through 2029. The state NOLs expire in various tax years through 2029.

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

Goodwill, net

We evaluate goodwill for impairment in the fourth quarter of each year, or more frequently if events indicate it is warranted. The goodwill impairment test consists of a two-step process. In step one, we compare the estimated fair value of our reporting units with goodwill to the carrying value of the unit’s assets and liabilities to determine if impairment exists within the recorded balance of goodwill. We estimate the fair value of each reporting unit using the income approach which is based on the present value of estimated future cash flows. The income approach is dependent on a number of factors, including estimates of market trends, forecasted revenues and expenses, capital expenditures, weighted average cost of capital and other variables. A separate discount rate derived by a combination of published sources, internal estimates and weighted based on our debt and equity structure, was used to calculate the discounted cash flows for each of our reporting units. These estimates are based on assumptions that we believe to be reasonable, but which are inherently uncertain and outside of the control of management. If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist which requires step two to be performed to measure the amount of the impairment loss. The amount of impairment is determined by comparing the implied fair value of a reporting unit’s goodwill to its carrying value. In the fourth quarter of 2010, the estimated fair value of all of our reporting units, except for our Australian reporting unit, significantly exceeded the carrying value of its assets and liabilities. Our Australian reporting unit had a goodwill balance of $11 million with an estimated fair value in excess of its net carrying value of one percent as of the testing date. Although our Australian operations support the value of goodwill reported as tested in the fourth quarter of 2010, in view of the continued decline in industry production volumes, it is possible that assumptions and estimates could change in future periods and result in a future impairment of our Australian reporting unit.

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

Our approach to establishing the discount rate assumption for both our domestic and foreign plans is generally based on the yield on high-quality corporate fixed-income investments. At the end of each year, the discount rate is determined using the results of bond yield curve models based on a portfolio of high quality bonds matching the notional cash inflows with the expected benefit payments for each significant benefit plan. Based on this approach, for 2011 we lowered the weighted average discount rate for all our pension plans to 5.5 percent in 2011 from 6.0 percent in 2010. The discount rate for postretirement benefits was lowered to 5.6 percent in 2011 from 6.1 percent in 2010.

Our approach to determining expected return on plan asset assumptions evaluates both historical returns as well as estimates of future returns, and is adjusted for any expected changes in the long-term outlook for the equity and fixed income markets. As a result, our estimate of the weighted average long-term rate of return on plan assets for all of our pension plans was lowered from 7.6 percent in 2010 to 7.2 percent for 2011.

Except in the U.K., our pension plans generally do not require employee contributions. Our policy is to fund our pension plans in accordance with applicable U.S. and foreign government regulations and to make additional payments as funds are available to achieve full funding of the accumulated benefit obligation. At March 31, 2011, all legal funding requirements had been met.

Changes in Accounting Pronouncements

There were no recent accounting pronouncements that were issued or became effective during the first quarter of 2011 which affect our financial statements and footnote disclosures.

Liquidity and Capital Resources

Capitalization

	March 31,	December 31,
	2011	2010	% Change
	(Millions)

Short-term debt and maturities classified as current	$146	$63	132%
Long-term debt	1,185	1,160	2

Total debt	1,331	1,223	9

Total redeemable noncontrolling interests	14	12	17

Total noncontrolling interests	43	39	10

Tenneco Inc. shareholders’ equity	76	(4)	NM

Total equity	119	35	240

Total capitalization	$1,464	$1,270	15

General.  Short-term debt, which includes maturities classified as current, borrowings by foreign subsidiaries, and borrowings securitized by our North American accounts receivable securitization program, was $146 million and $63 million as of March 31, 2011 and December 31, 2010, respectively. Borrowings under our revolving credit facilities, which are classified as long-term debt, were $47 million and zero at March 31, 2011 and December 31, 2010, respectively.

The 2011 year-to-date increase in total equity primarily resulted from net income attributable to Tenneco Inc. of $47 million, a $31 million increase caused by the impact of changes in foreign exchange rates on the translation of financial statements of our foreign subsidiaries into U.S. dollars, a $1 million increase in premium on common stock and other capital surplus relating to common stock issued pursuant to benefit plans, and a $1 million increase in additional liability for pension and postretirement benefits.

Overview.  Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions. The arrangement is secured by substantially all our domestic assets and pledges of up to 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries.

On June 3, 2010, we completed an amendment and extension of our senior secured credit facility by extending the term of our revolving credit facility and replacing our $128 million term loan A with a larger and longer maturity term loan B facility. As a result of the amendment and extension, as of March 31, 2011, the senior credit facility provides us with a total revolving credit facility size of $622 million until March 16, 2012, when commitments of $66 million will expire. After March 16, 2012, the extended revolving credit facility will provide $556 million of revolving credit and will mature on May 31, 2014. The extended facility will mature earlier on December 15, 2013, if our $130 million tranche B-1 letter of credit/revolving loan facility is not refinanced by that date. Prior to maturity, funds may be borrowed, repaid and re-borrowed under the two revolving credit facilities without premium or penalty. The leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA as defined in the senior credit facility agreement) was decreased from 5.00 to 4.50 for the second quarter of 2010; from 4.75 to 4.25 for the third quarter of 2010; and from 4.50 to 4.25 for the fourth quarter of 2010 as a result of the June 3, 2010 amendment.

As of March 31, 2011, the senior credit facility also provides a six-year, $150 million term loan B maturing in June 2016, and a seven-year $130 million tranche B-1 letter of credit/revolving loan facility maturing in March 2014.

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

Beginning June 3, 2010, our term loan B and revolving credit facility bear interest at an annual rate equal to, at our option, either (i) the London Interbank Offered Rate plus a margin of 475 and 450 basis points, respectively, or (ii) a rate consisting of the greater of (a) the JPMorgan Chase prime rate plus a margin of 375 and 350 basis points, respectively, (b) the Federal Funds rate plus 50 basis points plus a margin of 375 and 350 basis points, respectively, and (c) the Eurodollar Rate plus 100 basis points plus a margin of 375 and 350 basis points, respectively. The margin we pay on these borrowings will be reduced by 25 basis points following each fiscal quarter for which our consolidated net leverage ratio is less than 2.25 for extending lenders and for the term loan B and will be further reduced by an additional 25 basis points following each fiscal quarter for which the consolidated net leverage ratio is less than 2.0 for extending lenders. The margin we pay on these borrowings for extending lenders will increase by 50 basis points following each fiscal quarter for which our consolidated net leverage ratio is greater than or equal to 4.00 and will be further increased by an additional 50 basis points following each fiscal quarter for which the consolidated net leverage ratio is greater than or equal to 5.00. Our consolidated net leverage ratio was 2.32 and 2.24 as of March 31, 2011 and December 31, 2010, respectively. As a result, the margin we pay on these borrowings was reduced in February 2011 by 25 basis points for extending lenders. However, since the ratio increased during the quarter, the margin we pay on borrowings will increase by 25 basis points beginning in May 2011 and will remain at such level for so long as our consolidated net leverage ratio remains above 2.25 and less than 4.00.

The borrowings under our tranche B-1 letter of credit/revolving loan facility incur interest at an annual rate equal to, at our option, either (i) the London Interbank Offered Rate plus a margin of 500 basis points, or (ii) a rate consisting of the greater of (a) the JPMorgan Chase prime rate plus a margin of 400 basis points, (b) the Federal Funds rate plus 50 basis points plus a margin of 400 basis points, and (c) the Eurodollar Rate plus 100 basis points plus a margin of 400 basis points. The rate will increase by 50 basis points following each fiscal quarter for which our consolidated net leverage ratio is greater than or equal to 5.00.

At March 31, 2011, of the $752 million available under the two revolving credit facilities within our senior secured credit facility, we had unused borrowing capacity of $652 million with $47 million in outstanding borrowings and $53 million in letters of credit outstanding. As of March 31, 2011, our outstanding debt also included $250 million of 8 1/8 percent senior notes due November 15, 2015, $149 million term loan B due June 3, 2016, $225 million of 7 3/4 percent senior notes due August 15, 2018, $500 million of 6 7/8 percent senior notes due December 15, 2020, and $160 million of other debt.

On December 9, 2010, we commenced a cash tender offer of our outstanding $500 million 8 5/8 percent senior subordinated notes due in 2014 and a consent solicitation to amend the indenture governing these notes. The consent solicitation expired on December 22, 2010 and the cash tender offer expired on January 6, 2011. On December 23, 2010, we issued $500 million of 6 7/8 percent senior notes due December 15, 2020 in a private offering. The net proceeds of this transaction, together with cash and available liquidity, were used to finance the purchase of our 8 5/8 percent senior subordinated notes pursuant to the tender offer at a price of 103.25 percent of the principal amount, plus accrued and unpaid interest for holders who tendered prior to the expiration of the consent solicitation, and 100.25 percent of the principal amount, plus accrued and unpaid interest, for other participants. On January 7, 2011, we redeemed all remaining outstanding $20 million of senior subordinated notes that were not previously tendered, at a price of 102.875 percent of the principal amount, plus accrued and unpaid interest. To facilitate these transactions, we amended our senior credit agreement to permit us to refinance our senior subordinated notes with new senior unsecured notes. We did not incur any fee in connection with this amendment. The new notes are general senior obligations of Tenneco Inc. and are not secured by assets of Tenneco Inc. or any of our subsidiaries that guarantee the new notes. We recorded $20 million of pre-tax charges in December 2010 and an additional $1 million of pre-tax charges in the first quarter of 2011 related to our repurchase and redemption of our 8 5/8 percent senior subordinated notes. On March 14, 2011, we completed an offer to exchange the $500 million of 6 7/8 percent senior notes due in 2020 which have been registered under the Securities Act of 1933, for and in replacement of all outstanding unregistered 6 7/8 percent senior notes due in 2020. We received tenders from holders of all $500 million of the aggregate outstanding amount of the original notes. The terms of the new notes are substantially identical to the terms of the original notes for which they were exchanged, except that the transfer restrictions and the registration rights applicable to the original notes generally do not apply to the new notes.

On August 3, 2010, we issued $225 million of 7 3/4 percent senior notes due August 15, 2018 in a private offering. The net proceeds of this transaction, together with cash and available liquidity, were used to finance the redemption of our 10 1/4 percent senior secured notes due in 2013. We called the senior secured notes for redemption on August 3, 2010, and completed the redemption on September 2, 2010 at a price of 101.708 percent of the principal amount, plus accrued and unpaid interest. We recorded $5 million of expense related to our redemption of our 10 1/4 percent senior secured notes in the third quarter of 2010. The new notes are general senior obligations of Tenneco Inc. and are not secured by assets of Tenneco Inc. or any of our subsidiaries that guarantee the new notes. On February 14, 2011, we completed an offer to exchange the $225 million of 7 3/4 percent senior notes due in 2018 which have been registered under the Securities Act of 1933, for and in replacement of all outstanding unregistered 7 3/4 percent senior notes due in 2018. We received tenders from holders of all $225 million of the aggregate outstanding amount of the original notes. The terms of the new notes are substantially identical to the terms of the original notes for which they were exchanged, except that the transfer restrictions and the registration rights applicable to the original notes generally do not apply to the new notes.

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

	8/14/2009	3/1/2010	6/3/2010
	thru	thru	thru	Beginning
	2/28/2010	6/2/2010	2/27/2011	2/28/2011

Applicable Margin over LIBOR for Revolving Loans	5.50%	4.50%	4.50%	4.25	%*
Applicable Margin over LIBOR for Term Loan B Loans	—	—	4.75%	4.50	%*
Applicable Margin over LIBOR for Term Loan A Loans	5.50%	4.50%	—	—
Applicable Margin over LIBOR for Tranche B-1 Loans	5.50%	5.00%	5.00%	5.00%
Applicable Margin over Prime-based Loans	4.50%	3.50%	—	—
Applicable Margin over Prime for Revolving Loans	—	—	3.50%	3.25	%*
Applicable Margin over Prime for Term Loan B Loans	—	—	3.75%	3.50	%*
Applicable Margin over Prime for Tranche B-1 Loans	—	—	4.00%	4.00%
Applicable Margin over Federal Funds for Revolving Loans	—	—	3.50%	3.25	%*
Applicable Margin over Federal Funds for Term Loan B Loans	—	—	3.75%	3.50	%*
Applicable Margin over Federal Funds for Tranche B-1 Loans	5.00%	4.00%	4.00%	4.00%
Commitment Fee	0.75%	0.50%	0.75%	0.50	%*

*	In May 2011, the margin we pay on borrowings will increase by 25 basis points, as a result of an increase in our consolidated net leverage ratio from 2.24 at December 31, 2010 to 2.32 at March 31, 2011.

Senior Credit Facility — Other Terms and Conditions.  Our senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA, as defined in the senior credit facility agreement), and consolidated interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined under the senior credit facility agreement) at the end of each period indicated. Failure to maintain these ratios will result in a default under our senior credit facility. The financial ratios required under the amended and restated senior credit facility and, the actual ratios we achieved for the first quarter of 2011, are as follows:

	Quarter Ended
	March 31, 2011
	Req.	Act.

Leverage Ratio (maximum)	4.00	2.32
Interest Coverage Ratio (minimum)	2.55	4.37

The financial ratios required under the senior credit facility for the remainder of 2011 and beyond are set forth below:

		Interest
	Leverage	Coverage
Period Ending	Ratio	Ratio

June 30, 2011	3.75	2.55
September 30, 2011	3.50	2.55
December 31, 2011	3.50	2.55
Each quarter thereafter	3.50	2.75

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

Although the senior credit facility agreement would permit us to repay or refinance our senior notes under the conditions described above, any repayment or refinancing of our outstanding notes would be subject to market conditions and either the voluntary participation of note holders or our ability to redeem the notes under the terms of the applicable note indenture. For example, while the senior credit agreement would allow us to repay our outstanding notes via a direct exchange of the notes for either permitted refinancing indebtedness or for shares of our common stock, we do not, under the terms of the agreements governing our outstanding notes, have the right to refinance the notes via any type of direct exchange.

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

As of March 31, 2011, we were in compliance with all the financial covenants and operational restrictions of the facility. Our senior credit facility does not contain any terms that could accelerate payment of the facility or affect pricing under the facility as a result of a credit rating agency downgrade.

Senior Notes.  As of March 31, 2011, our outstanding debt also includes $250 million of 8 1/8 percent senior notes due November 15, 2015, $225 million of 7 3/4 percent senior notes due August 15, 2018 and $500 million of 6 7/8 percent senior notes due December 15, 2020. Under the indentures governing the notes, we are permitted to redeem some or all of the remaining senior notes at any time after November 15, 2011 in the case of the senior notes due 2015, August 14, 2014 in the case of the senior notes due 2018, and December 15, 2015 in the case of senior notes due 2020. On January 7, 2011, we redeemed all remaining outstanding $20 million of senior subordinated notes at a price of 102.875 percent of principal amount plus accrued and unpaid interest. If we sell certain of our assets or experience specified kinds of changes in control, we must offer to repurchase the notes. Under the indentures governing the notes, we are permitted to redeem up to 35 percent of the senior notes due 2018, with the proceeds of certain equity offerings completed before August 13, 2013 and up to 35 percent of the senior notes due 2020, with the proceeds of certain equity offerings completed before December 15, 2013.

Our senior notes require that, as a condition precedent to incurring certain types of indebtedness not otherwise permitted, our consolidated fixed charge coverage ratio, as calculated on a pro forma basis, be greater than 2.00. The indentures also contain restrictions on our operations, including limitations on: (i) incurring additional indebtedness or liens; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; (v) asset sales and (vi) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. As of March 31, 2011, we were in compliance with the covenants and restrictions of these indentures.

Accounts Receivable Securitization.  We securitize some of our accounts receivable on a limited recourse basis in North America and Europe. As servicer under these accounts receivable securitization programs, we are responsible for performing all accounts receivable administration functions for these securitized financial assets including collections and processing of customer invoice adjustments. In North America, we have an accounts receivable securitization program with three commercial banks. We securitize original equipment and aftermarket receivables on a daily basis under the bank program. In March 2011, the North American program was amended and extended to March 23, 2012. The first priority facility continues to provide financing of up to $110 million and the second priority facility, which is subordinated to the first priority facility, continues to provide up to an additional $40 million of financing. Both facilities monetize accounts receivable generated in the U.S. and Canada that meet certain eligibility requirements, and the second priority facility also monetizes certain accounts receivable generated in the U.S. or Canada that would otherwise be ineligible under the first priority securitization facility. The amendments to the North American program expand the trade receivables that are eligible for purchase under the program and decrease the margin we pay to our banks. The amount of outstanding third party investments in our securitized accounts receivable under the North American program was $82 million at March 31, 2011 and zero at December 31, 2010.

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

We also securitize receivables in our European operations with regional banks in Europe. The arrangements to securitize receivables in Europe are provided under seven separate facilities provided by various financial institutions in each of the foreign jurisdictions. The commitments for these arrangements are generally for one year, but some may be cancelled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon 15 days, or less, notification. The amount of outstanding third party investments in our securitized accounts receivable in Europe was $147 million and $91 million at March 31, 2011 and December 31, 2010, respectively.

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

In our North American accounts receivable securitization programs, we transfer a partial interest in a pool of receivables and the interest that we retain is subordinate to the transferred interest. Accordingly, we account for our North American securitization program as a secured borrowing. In our European programs, we transfer accounts receivables in their entirety to the acquiring entities and satisfy all of the conditions established under ASC Topic 860, “Transfers and Servicing,” to report the transfer of financial assets in their entirety as a sale. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under our European securitization programs approximates the fair value of such receivables. We recognized $1 million in interest expense in both the three month period ended March 31, 2011 and 2010, respectively, relating to our North American securitization program. In addition, we recognized a loss of $1 million in both the three month period ended March 31, 2011 and 2010, respectively, on the sale of trade accounts receivable in our European accounts receivable securitization programs, representing the discount from book values at which these receivables were sold to our banks. The discount rate varies based on funding costs incurred by our banks, which averaged approximately 3 percent during the first quarter of 2011.

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

In managing our foreign currency exposures, we identify and aggregate existing offsetting positions and then hedge residual exposures through third-party derivative contracts. The fair value of our foreign currency forward contracts was $1 million at March 31, 2011 and is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. The following table summarizes by major currency the notional amounts for our foreign currency forward purchase and sale contracts as of March 31, 2011. All contracts in the following table mature in 2011.

		March 31, 2011
		Notional Amount
		in Foreign Currency
		(Millions)

Australian dollars	—Purchase	13
	—Sell	(5)
British pounds	—Purchase	2
	—Sell	(1)
European euro	—Sell	(20)
Czech Republic koruna	—Purchase	122
Japanese yen	—Purchase	585
South African rand	—Purchase	208
U.S. dollars	—Purchase	6
	—Sell	(31)
Other	—Purchase	1
	—Sell	(1)

Interest Rate Risk

Our financial instruments that are sensitive to market risk for changes in interest rates are primarily our debt securities. We use our revolving credit facilities to finance our short-term and long-term capital requirements. We pay a current market rate of interest on these borrowings. Our long-term capital requirements have been financed with long-term debt with original maturity dates ranging from four to ten years. On March 31, 2011, we had $990 million in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed through December 2020, $250 million is fixed through November 2015, $225 million is fixed through August 2018 and the remainder is fixed from 2012 through 2025. We also have $198 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” earlier in this Management’s Discussion and Analysis.

We estimate that the fair value of our long-term debt at March 31, 2011 was about 104 percent of its book value. A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $3 million.

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

As of March 31, 2011, we have the obligation to remediate or contribute towards the remediation of certain sites, including two existing Federal Superfund sites. At March 31, 2011, our aggregated estimated share of environmental remediation costs for all these sites on a discounted basis was approximately $16 million, of which $5 million is recorded in other current liabilities and $11 million is recorded in deferred credits and other liabilities in our condensed consolidated balance sheet. For those locations in which the liability was discounted, the weighted average discount rate used was 2.6 percent. The undiscounted value of the estimated remediation costs was $21 million. Our expected payments of environmental remediation costs are estimated to be approximately $5 million in 2011, $1 million each year beginning 2012 through 2015 and $12 million thereafter. Based on information known to us, we have established reserves that we believe are adequate for these costs. Although we believe these estimates of remediation costs are reasonable and are based on the latest available information, the costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute towards the remediation costs. In addition, certain environmental statutes provide that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at these sites has been considered, where appropriate, in our determination of our estimated liability.

We do not believe that any potential costs associated with our current status as a potentially responsible party in the Federal Superfund sites, or as a liable party at the other locations referenced herein, will be material to our condensed consolidated results of operations, financial position or cash flows.

We also from time to time are involved in legal proceedings, claims or investigations that are incidental to the conduct of our business. Some of these proceedings allege damages against us relating to environmental liabilities (including toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warning issues, and other product liability related matters), taxes, employment matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. For example, one of our Argentine subsidiaries is currently defending against a criminal complaint alleging the failure to comply with laws requiring the proceeds of export transactions to be collected, reported and/or converted to local currency within specified time periods. As another example, we are subject to an audit in 11 states of our practices with respect to the payment of unclaimed property to those states, which could cover over 30 years. We now have practices in place which we believe ensure that we pay unclaimed property as required. We vigorously defend ourselves against all of these claims. In future periods, we could be subject to cash costs or charges to earnings if any of these matters are resolved on unfavorable terms. However, although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, including our assessment of the merits of the particular claim, we do not expect that these legal proceedings or claims will have any material adverse impact on our future consolidated financial position, results of operations or cash flows.

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

Employee Stock Ownership Plans

We have established Employee Stock Ownership Plans for the benefit of U.S. employees. Under the plans, subject to limitations in the Internal Revenue Code, participants may elect to defer up to 75 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We match in cash 50 percent of each employee’s contribution up to eight percent of the employee’s salary. In connection with freezing the defined benefit pension plans for nearly all U.S. based salaried and non-union hourly employees effective December 31, 2006, and the related replacement of those defined benefit plans with defined contribution plans, we are making additional contributions to the Employee Stock Ownership Plans. We recorded expense for these contributions of approximately $4 million and $3 million for the three months ended March 31, 2011 and 2010, respectively. Matching contributions vest immediately. Defined benefit replacement contributions fully vest on the employee’s third anniversary of employment.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A.	RISK FACTORS

We are exposed to certain risks and uncertainties that could have a material adverse impact on our business, financial condition and operating results. There have been no material changes to the Risk Factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) Not applicable.

(c) Purchase of equity securities by the issuer and affiliated purchasers.  The following table provides information relating to our purchase of shares of our common stock in the first quarter of 2011. All of these purchases reflect shares withheld upon vesting of restricted stock, to satisfy statutory minimum tax withholding obligations.

	Total Number of	Average
Period	Shares Purchased	Price Paid

January 2011	71,731	$43.59
February 2011	—	—
March 2011	1,267	$40.06

Total	72,998	$43.53

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
Kenneth R. Trammell
Executive Vice President and Chief
Financial Officer

Dated: May 10, 2011

INDEX TO EXHIBITS
TO
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2011

Exhibit
Number			Description

10.1		—	Amendment No. 1 to Third Amended and Restated Receivables Purchase Agreement, dated as of March 25, 2011, among Tenneco Automotive RSA Company, as Seller, Tenneco Automotive Operating Company Inc., as Servicer, Falcon Asset Securitization Company LLC and Liberty Street Funding LLC, as Conduits, the Committed Purchasers from time to time party thereto, JPMorgan Chase Bank, N.A., The Bank of Nova Scotia and Wells Fargo Bank, N.A., as Co-Agents and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference from Exhibit 10.1 of the registrant’s Current Report on Form 8-K dated as of March 29, 2011, File No. 1-12387).
10.2		—	Amendment No. 1 to SLOT Receivables Purchase Agreement, dated as of March 25, 2011, among Tenneco Automotive RSA Company, as Seller, Tenneco Automotive Operating Company Inc. as Servicer, and Wells Fargo Bank, N.A., individually and as SLOT Agent (incorporated herein by reference from Exhibit 10.2 of the registrant’s Current Report on Form 8-K dated as of March 29, 2011, File No. 1-12387).
*10	.3	—	First Amendment to Tenneco Inc. Change in Control Severance Benefit Plan for Key Executives, as Amended and Restated effective December 12, 2007
*12		—	Computation of Ratio of Earnings to Fixed Charges.
*15	.1	—	Letter of PricewaterhouseCoopers regarding interim financial information.
*31	.1	—	Certification of Gregg M. Sherrill under Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	—	Certification of Kenneth R. Trammell under Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	—	Certification of Gregg M. Sherrill and Kenneth R. Trammell under Section 906 of the Sarbanes-Oxley Act of 2002.
*101	.INS	—	XBRL Instance Document.
*101	.SCH	—	XBRL Taxonomy Extension Schema Document.
*101	.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.
*101	.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.
*101	.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.
*101	.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.