Form 10-Q
period 2011-06-30
TENNECO INC
filed 2011-08-08
CIK 1024725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011
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

Common Stock, par value $0.01 per share: 60,207,236 shares outstanding as of July 29, 2011.

Page

Part I — Financial Information
Item 1. Financial Statements (Unaudited)	4
Tenneco Inc. and Consolidated Subsidiaries —
Report of Independent Registered Public Accounting Firm	4
Condensed Consolidated Statements of Income	5
Condensed Consolidated Balance Sheets	6
Condensed Consolidated Statements of Cash Flows	7
Condensed Consolidated Statements of Changes in Shareholders’ Equity	8
Condensed Consolidated Statements of Comprehensive Income (Loss)	9
Notes to Condensed Consolidated Financial Statements	11
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Item 3. Quantitative and Qualitative Disclosures About Market Risk	67
Item 4. Controls and Procedures	68
Part II — Other Information
Item 1. Legal Proceedings	*
Item 1A. Risk Factors	69
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	69
Item 3. Defaults Upon Senior Securities	*
Item 4. Removed and Reserved	*
Item 5. Other Information	*
Item 6. Exhibits	71
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

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR”
PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, our prospects and business strategies. These forward-looking statements are included in various sections of this report, including the section entitled “Outlook” appearing in Item 2 of this report. The words “may,” “will,” “believe,” “should,” “could,” “plan,” “expect,” “anticipate,” “estimate,” and similar expressions (and variations thereof), identify these forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, these expectations may not prove to be correct. Because these forward-looking statements are also subject to risks and uncertainties, actual results may differ materially from the expectations expressed in the forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include:

•	general economic, business and market conditions;

•	our ability to source and procure needed materials, components and other products and services in accordance with customer demand and at competitive prices, including any impact on our ability to source and procure such items and services due to supply disruptions that may be caused by the recent earthquake and tsunami in Japan;

•	changes in capital availability or costs, including increases in our cost of borrowing (i.e., interest rate increases), the amount of our debt, our ability to access capital markets at favorable rates, and the credit ratings of our debt;

•	changes in consumer demand, prices and our ability to have our products included on top selling vehicles, including any shifts in consumer preferences away from light trucks, which tend to be higher margin products for our customers and us, to other lower margin vehicles, for which we may or may not have supply contracts;

•	changes in automotive and commercial vehicle manufacturers’ production rates and their actual and forecasted requirements for our products, such as the significant production cuts during 2008 and 2009 by automotive manufacturers in response to difficult economic conditions;

•	the overall highly competitive nature of the automobile and commercial vehicle parts industries, and any resultant inability to realize the sales represented by our awarded book of business (which is based on anticipated pricing and volumes for the applicable program over its life);

•	the loss of any of our large original equipment manufacturer (“OEM”) customers (on whom we depend for a substantial portion of our revenues), or the loss of market shares by these customers if we are unable to achieve increased sales to other OEMs;

•	industrywide strikes, labor disruptions at our facilities or any labor or other economic disruptions at any of our significant customers or suppliers or any of our customers’ other suppliers (such as the 2008 strike at American Axle, which disrupted our supply of products for significant General Motors platforms);

•	increases in the costs of raw materials, including our ability to successfully reduce the impact of any such cost increases through materials substitutions, cost reduction initiatives, low cost country sourcing, and price recovery efforts with aftermarket and OE customers;

•	the negative impact of higher fuel prices on transportation and logistics costs, raw material costs and discretionary purchases of vehicles or aftermarket products;

•	the cyclical nature of the global vehicle industry, including the performance of the global aftermarket sector and the longer product lives of vehicle parts;

•	our ability to successfully execute cash management, restructuring and other cost reduction plans and to realize anticipated benefits from these plans;

•	costs related to product warranties and other customer satisfaction actions;

•	the impact of consolidation among vehicle parts suppliers and customers on our ability to compete;

•	changes in distribution channels or competitive conditions in the markets and countries where we operate, including the impact of changes in distribution channels for aftermarket products on our ability to increase or maintain aftermarket sales;

•	the cost and outcome of existing and any future legal proceedings, including, but not limited to, proceedings against us or our customers relating to intellectual property rights;

•	economic, exchange rate and political conditions in the countries where we operate or sell our products;

•	customer acceptance of new products;

•	new technologies that reduce the demand for certain of our products or otherwise render them obsolete;

•	our ability to realize our business strategy of improving operating performance;

•	our ability to successfully integrate any acquisitions that we complete and effectively manage our joint ventures and other third-party partnerships;

•	changes by the Financial Accounting Standards Board or the Securities and Exchange Commission of authoritative generally accepted accounting principles or policies;

•	changes in accounting estimates and assumptions, including changes based on additional information;

•	any changes by International Standards Organization (ISO), Technical Specifications (TS) and other such committees in their certification processes for processes and products, which may have the effect of delaying or hindering our ability to bring new products to market;

•	the impact of changes in and compliance with laws and regulations, including environmental laws and regulations, which may result in our incurrence of environmental liabilities in excess of the amount reserved, the implementation of mandated timelines for worldwide emission regulation, which could impact the demand for certain of our products, and any changes to the timing of the funding requirements for our pension and other postretirement benefit liabilities;

•	decisions by federal, state and local governments to provide (or discontinue) incentive programs related to automobile or other vehicle purchases;

•	the potential impairment in the carrying value of our long-lived assets and goodwill or our deferred tax assets;

•	potential volatility in our effective tax rate;

•	acts of war and/or terrorism, as well as actions taken or to be taken by the United States and other governments as a result of further acts or threats of terrorism, and the impact of these acts on economic, financial and social conditions in the countries where we operate; and

•	the timing and occurrence (or non-occurrence) of other transactions, events and circumstances which may be beyond our control.

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

We have reviewed the accompanying condensed consolidated balance sheet of Tenneco Inc. and consolidated subsidiaries as of June 30, 2011, and the related condensed consolidated statements of income, of cash flows, and of comprehensive income (loss) for the three-month and six-month periods ended June 30, 2011 and 2010, and of changes in shareholders’ equity for the six-month periods ended June 30, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2010, and the related consolidated statements of income (loss), of cash flows, of changes in shareholders’ equity and of comprehensive income (loss) for the year then ended (not presented herein), and in our report dated February 25, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2010, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Chicago, Illinois
August 5, 2011

The “Report of Independent Registered Public Accounting Firm” included above is not a “report” or “part of a Registration Statement” prepared or certified by an independent accountant within the meaning of Sections 7 and 11 of the Securities Act of 1933, and the accountants’ Section 11 liability does not extend to such report.

TENNECO INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
	(Millions Except Share and Per Share Amounts)

Revenues
Net sales and operating revenues	$1,888	$1,502	$3,648	$2,818

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	1,565	1,222	3,031	2,295
Engineering, research, and development	35	33	70	60
Selling, general, and administrative	118	98	227	198
Depreciation and amortization of other intangibles	54	53	105	108

	1,772	1,406	3,433	2,661

Other income (expense)
Loss on sale of receivables	(2)	(1)	(3)	(2)
Other income (expense)	(1)	(2)	(5)	(3)

	(3)	(3)	(8)	(5)

Earnings before interest expense, income taxes, and noncontrolling interests	113	93	207	152
Interest expense (net of interest capitalized of $1 million in each of the three months ended June 30, 2011 and 2010, respectively and $2 million in each of the six months ended June 30, 2011 and 2010, respectively)	26	32	54	64
Income tax expense	30	15	44	30

Net income	57	46	109	58

Less: Net income attributable to noncontrolling interests	7	6	12	11

Net income attributable to Tenneco Inc.	$50	$40	$97	$47

Earnings per share
Weighted average shares of common stock outstanding —
Basic	59,980,866	59,142,946	59,901,929	59,033,416
Diluted	61,813,474	60,999,029	61,913,337	60,892,967
Basic earnings per share of common stock	$0.84	$0.68	$1.62	$0.79
Diluted earnings per share of common stock	$0.81	$0.66	$1.56	$0.77

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of income.

TENNECO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2011	2010
	(Millions)

ASSETS
Current assets:
Cash and cash equivalents	$161	$233
Receivables —
Customer notes and accounts, net	1,091	796
Other	45	30
Inventories —
Finished goods	262	222
Work in process	179	164
Raw materials	138	118
Materials and supplies	47	43
Deferred income taxes	42	38
Prepayments and other	177	146

Total current assets	2,142	1,790

Other assets:
Long-term receivables, net	12	9
Goodwill	91	89
Intangibles, net	34	32
Deferred income taxes	92	92
Other	104	105

	333	327

Plant, property, and equipment, at cost	3,282	3,109
Less — Accumulated depreciation and amortization	(2,199)	(2,059)

	1,083	1,050

Total assets	$3,558	$3,167

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)	$67	$63
Trade payables	1,208	1,048
Accrued taxes	55	51
Accrued interest	13	13
Accrued liabilities	265	227
Other	62	66

Total current liabilities	1,670	1,468

Long-term debt	1,227	1,160
Deferred income taxes	58	56
Postretirement benefits	297	311
Deferred credits and other liabilities	121	125
Commitments and contingencies

Total liabilities	3,373	3,120

Redeemable noncontrolling interests	10	12

Tenneco Inc. Shareholders’ equity:
Common stock	1	1
Premium on common stock and other capital surplus	3,011	3,008
Accumulated other comprehensive loss	(182)	(237)
Retained earnings (accumulated deficit)	(2,439)	(2,536)

	391	236
Less — Shares held as treasury stock, at cost	251	240

Total Tenneco Inc. shareholders’ equity	140	(4)

Noncontrolling interests	35	39

Total equity	175	35

Total liabilities, redeemable noncontrolling interests and equity	$3,558	$3,167

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

TENNECO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
		(Millions)

Operating Activities
Net income	$57	$46	$109	$58
Adjustments to reconcile net income to cash provided (used) by operating activities —
Depreciation and amortization of other intangibles	54	53	105	108
Deferred income taxes	—	5	(5)	2
Stock-based compensation	2	2	4	5
Loss on sale of assets	1	1	1	3
Changes in components of working capital —
(Increase) decrease in receivables	(39)	(102)	(290)	(293)
(Increase) decrease in inventories	17	(27)	(60)	(71)
(Increase) decrease in prepayments and other current assets	(9)	9	(24)	2
Increase (decrease) in payables	(5)	112	134	232
Increase (decrease) in accrued taxes	(8)	(6)	—	1
Increase (decrease) in accrued interest	(8)	(8)	—	1
Increase (decrease) in other current liabilities	16	25	17	19
Changes in long-term assets	—	2	(3)	1
Changes in long-term liabilities	(9)	(10)	(21)	(21)
Other	(2)	2	(3)	—

Net cash provided (used) by operating activities	67	104	(36)	47

Investing Activities
Proceeds from the sale of assets	—	—	4	1
Cash payments for plant, property, and equipment	(49)	(34)	(95)	(72)
Cash payments for software related intangible assets	(3)	(6)	(6)	(8)
Other	—	1	—	2

Net cash used by investing activities	(52)	(39)	(97)	(77)

Financing Activities
Capital contribution from noncontrolling interest partner	1	—	1	—
Purchase of common stock under the share repurchase program	(11)	—	(11)	—
Issuance of long-term debt	4	155	4	155
Debt issuance cost of long-term debt	(1)	(9)	(1)	(9)
Retirement of long-term debt	(1)	(129)	(23)	(137)
Increase (decrease) in bank overdrafts	1	3	8	2
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivable	41	18	88	20
Net decrease in short-term borrowings secured by accounts receivable	(82)	(126)	—	—
Distributions to noncontrolling interest partners	(10)	(10)	(10)	(11)

Net cash provided (used) by financing activities	(58)	(98)	56	20

Effect of foreign exchange rate changes on cash and cash equivalents	5	(14)	5	(11)

Decrease in cash and cash equivalents	(38)	(47)	(72)	(21)
Cash and cash equivalents, April 1 and January 1, respectively	199	193	233	167

Cash and cash equivalents, June 30 (Note)	$161	$146	$161	$146

Supplemental Cash Flow Information
Cash paid during the period for interest	$34	$39	$53	$61
Cash paid during the period for income taxes (net of refunds)	23	16	33	24
Non-cash Investing and Financing Activities
Period end balance of trade payables for plant, property, and equipment	$22	$11	$22	$11

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of cash flows.

TENNECO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Six Months Ended June 30,
	2011		2010
	Shares	Amount	Shares	Amount
	(Millions Except Share Amounts)

Tenneco Inc. Shareholders:
Common Stock
Balance January 1	61,541,760	$1	60,789,739	$1
Issued pursuant to benefit plans	53,302	—	141,246	—
Stock options exercised	207,790	—	92,921	—

Balance June 30	61,802,852	1	61,023,906	1

Premium on Common Stock and Other Capital Surplus
Balance January 1		3,008		3,005
Purchase of additional noncontrolling equity interest		—		(11)
Premium on common stock issued pursuant to benefit plans		3		5

Balance June 30		3,011		2,999

Accumulated Other Comprehensive Loss
Balance January 1		(237)		(212)
Other comprehensive income (loss)		55		(106)

Balance June 30		(182)		(318)

Retained Earnings (Accumulated Deficit)
Balance January 1		(2,536)		(2,575)
Net income attributable to Tenneco Inc.		97		47

Balance June 30		(2,439)		(2,528)

Less — Common Stock Held as Treasury Stock, at Cost
Balance January 1	1,294,692	240	1,294,692	240
Purchase of common stock through stock repurchase program	270,500	11	—	—

Balance June 30	1,565,192	251	1,294,692	240

Total Tenneco Inc. shareholders’ equity		$140		$(86)

Noncontrolling Interests:
Balance January 1		$39		$32
Net income		10		7
Sale of twenty percent equity interest to Tenneco Inc.		—		(4)
Other comprehensive income (loss)		—		2
Dividend declared		(14)		(8)

Balance June 30		$35		$29

Total equity		$175		$(57)

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of changes in shareholders’ equity.

TENNECO INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30, 2011
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated		Accumulated		Accumulated
	Other		Other		Other
	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive
	Income	Income	Income	Income	Income	Income
	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)
	(Millions)

Net Income		$50		$7		$57

Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance April 1	$38		$6		$44
Translation of foreign currency statements	21	21	(1)	(1)	20	20

Balance June 30	59		5		64

Additional Liability for Pension Benefits
Balance April 1	(249)		—		(249)

Additional Liability for Pension and Postretirement Benefits, net of tax	3	3			3	3

Balance June 30	(246)		—		(246)

Balance June 30	$(187)		$5		$(182)

Other Comprehensive Income (Loss)		24		(1)		23

Comprehensive Income		$74		$6		$80

	Three Months Ended June, 2010
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated		Accumulated		Accumulated
	Other		Other		Other
	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive
	Income	Income	Income	Income	Income	Income
	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)
	(Millions)

Net Income		$40		$6		$46

Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance April 1	$5		$—		$5
Translation of foreign currency statements	(77)	(77)	3	3	(74)	(74)

Balance June 30	(72)		3		(69)

Additional Liability for Pension Benefits
Balance April 1	(248)		—		(248)

Additional Liability for Pension and Postretirement Benefits, net of tax	2	2			2	2

Balance June 30	(246)		—		(246)

Balance June 30	$(318)		$3		$(315)

Other Comprehensive Income (Loss)		(75)		3		(72)

Comprehensive Income (Loss)		$(35)		$9		$(26)

The accompanying notes to the condensed consolidated financial statements are in an integral part of these statements of comprehensive income (loss).

TENNECO INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Six Months Ended June 30, 2011
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated		Accumulated		Accumulated
	Other		Other		Other
	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive
	Income	Income	Income	Income	Income	Income
	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)
	(Millions)

Net Income		$97		$12		$109

Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$8		$5		$13
Translation of foreign currency statements	51	51	—	—	51	51

Balance June 30	59		5		64

Additional Liability for Pension Benefits
Balance January 1	(250)		—		(250)

Additional Liability for Pension and Postretirement Benefits, net of tax	4	4			4	4

Balance June 30	(246)		—		(246)

Balance June 30	$(187)		$5		$(182)

Other Comprehensive Income		55		—		55

Comprehensive Income		$152		$12		$164

	Six Months Ended June, 2010
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated		Accumulated		Accumulated
	Other		Other		Other
	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive
	Income	Income	Income	Income	Income	Income
	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)
	(Millions)

Net Income		$47		$11		$58

Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$37		$—		$37
Translation of foreign currency statements	(109)	(109)	3	3	(106)	(106)

Balance June 30	(72)		3		(69)

Additional Liability for Pension Benefits
Balance January 1	(249)		—		(249)

Additional Liability for Pension and Postretirement Benefits, net of tax	3	3			3	3

Balance June 30	(246)		—		(246)

Balance June 30	$(318)		$3		$(315)

Other Comprehensive Income (Loss)		(106)		3		(103)

Comprehensive Income (Loss)		$(59)		$14		$(45)

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

(2)	Financial Instruments

The carrying and estimated fair values of our financial instruments by class at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Millions)

Long-term debt (including current maturities)	$1,230	$1,265	$1,162	$1,201
Instruments with off-balance sheet risk:
Foreign exchange forward contracts	—	—	2	2

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

Foreign exchange forward contracts — We use derivative financial instruments, principally foreign currency forward purchase and sales contracts with terms of less than one year, to hedge our exposure to changes in foreign currency exchange rates. Our primary exposure to changes in foreign currency rates results from intercompany loans made between affiliates to minimize the need for borrowings from third parties. Additionally, we enter into foreign currency forward purchase and sale contracts to mitigate our exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables. We manage counter-party credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements. We do not enter into derivative financial instruments for speculative purposes. The fair value of our foreign currency forward contracts is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. We record the change in fair value of these foreign exchange forward contracts as part of currency gains (losses) within cost of sales in the condensed consolidated statements of income. The fair value of foreign exchange forward contracts are recorded in

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

prepayments and other current assets or other current liabilities in the condensed consolidated balance sheet. The fair value of our foreign exchange forward contracts, presented on a gross basis by derivative contract at June 30, 2011 and December 31, 2010, respectively, was as follows:

Fair Value of Derivative Instruments
	June 30, 2011			December 31, 2010
	Asset	Liability		Asset	Liability
	Derivatives	Derivatives	Total	Derivatives	Derivatives	Total
(Millions)

Foreign exchange forward contracts	$—	$—	$—	$2	$—	$2

The fair value of our recurring financial assets at June 30, 2011 and December 31, 2010, respectively, are as follows:

	June 30, 2011			December 31, 2010
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(Millions)

Financial Assets:
Foreign exchange forward contracts	n/a	$—	n/a	n/a	$2	n/a

The fair value hierarchy definition prioritizes the inputs used in measuring fair value into the following levels:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

Level 3 — Unobservable inputs based on our own assumptions.

The following table summarizes by major currency the notional amounts for foreign currency forward purchase and sale contracts as of June 30, 2011 (all of which mature in 2011):

		Notional Amount
		in Foreign Currency
		(Millions)

Australian dollars	—Purchase	2
British pounds	—Purchase	4
European euro	—Sell	(12)
Japanese Yen	—Purchase	532
South African rand	—Purchase	164
U.S. dollars	—Purchase	14
	—Sell	(22)
Other	—Purchase	1
	—Sell	(13)

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

On June 3, 2010, we completed an amendment and extension of our senior secured credit facility by extending the term of our revolving credit facility and replacing our $128 million term loan A with a larger and longer maturity term loan B facility. As a result of the amendment and extension, as of June 30, 2011, the senior credit facility

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

provides us with a total revolving credit facility size of $622 million until March 16, 2012, when commitments of $66 million will expire. After March 16, 2012, the extended revolving credit facility will provide $556 million of revolving credit and will mature on May 31, 2014. The extended facility will mature earlier on December 15, 2013, if our $130 million tranche B-1 letter of credit/revolving loan facility is not refinanced by that date. Prior to maturity, funds may be borrowed, repaid and re-borrowed under the two revolving credit facilities without premium or penalty.

As of June 30, 2011, the senior credit facility also provides a six-year, $150 million term loan B maturing in June 2016, and a seven-year $130 million tranche B-1 letter of credit/revolving loan facility maturing in March 2014. We are required to make quarterly principal payments of $375 thousand on the term loan B, beginning on September 20, 2010 through March 31, 2016 with a final payment of $141 million due June 3, 2016. The tranche B-1 letter of credit/revolving loan facility requires repayment by March 2014. We can enter into revolving loans and issue letters of credit under the $130 million tranche B-1 letter of credit/revolving loan facility. The tranche B-1 letter of credit/revolving loan facility is reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. There is no additional cost to us for issuing letters of credit under the tranche B-1 letter of credit/revolving loan facility. However, outstanding letters of credit reduce our availability to enter into revolving loans under the facility. We pay the tranche B-1 lenders interest equal to the London Interbank Offered Rate (“LIBOR”) plus a margin on all borrowings under the facility. Funds deposited with the administrative agent by the lenders and not borrowed by the Company earn interest at an annual rate approximately equal to LIBOR less 25 basis points.

The financial ratios required under the senior credit facility for the remainder of 2011 and beyond are set forth below. As of June 30, 2011, we were in compliance with all the financial covenants and operational restrictions of the senior credit facility.

		Interest
	Leverage	Coverage
Period Ending	Ratio	Ratio

September 30, 2011	3.50	2.55
December 31, 2011	3.50	2.55
Each quarter thereafter	3.50	2.75

Beginning June 3, 2010, our term loan B and revolving credit facility bear interest at an annual rate equal to, at our option, either (i) LIBOR plus a margin of 475 and 450 basis points, respectively, or (ii) a rate consisting of the greater of (a) the JPMorgan Chase prime rate plus a margin of 375 and 350 basis points, respectively, (b) the Federal Funds rate plus 50 basis points plus a margin of 375 and 350 basis points, respectively, and (c) the Eurodollar Rate plus 100 basis points plus a margin of 375 and 350 basis points, respectively. The margin we pay on these borrowings will be reduced by 25 basis points following each fiscal quarter for which our consolidated net leverage ratio is less than 2.25 for extending lenders and for the term loan B and will be further reduced by an additional 25 basis points following each fiscal quarter for which the consolidated net leverage ratio is less than 2.0 for extending lenders. The margin we pay on these borrowings for extending lenders will increase by 50 basis points following each fiscal quarter for which our consolidated net leverage ratio is greater than or equal to 4.00 and will be further increased by an additional 50 basis points following each fiscal quarter for which the consolidated net leverage ratio is greater than or equal to 5.00. Our consolidated net leverage ratio was 2.17 and 2.24 as of June 30, 2011 and December 31, 2010, respectively. As a result, the margin we pay on these borrowings was reduced in February 2011 by 25 basis points for extending lenders. However, since the ratio increased during the first quarter to 2.32, the margin we pay on borrowings increased by 25 basis points beginning in May 2011 and will remain at such level until August 2011 when it will decrease again by 25 basis points.

The borrowings under our tranche B-1 letter of credit/revolving loan facility incur interest at an annual rate equal to, at our option, either (i) LIBOR plus a margin of 500 basis points, or (ii) a rate consisting of the greater of

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(a) the JPMorgan Chase prime rate plus a margin of 400 basis points, (b) the Federal Funds rate plus 50 basis points plus a margin of 400 basis points, and (c) the Eurodollar Rate plus 100 basis points plus a margin of 400 basis points. The rate will increase by 50 basis points following each fiscal quarter for which our consolidated net leverage ratio is greater than or equal to 5.00.

At June 30, 2011, of the $752 million available under the two revolving credit facilities within our senior secured credit facility, we had unused borrowing capacity of $614 million with $85 million in outstanding borrowings and $53 million in letters of credit outstanding. As of June 30, 2011, our outstanding debt also included $250 million of 8 1/8 percent senior notes due November 15, 2015, $149 million term loan B due June 3, 2016, $225 million of 7 3/4 percent senior notes due August 15, 2018, $500 million of 6 7/8 percent senior notes due December 15, 2020, and $85 million of other debt.

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

We reported income tax expense of $30 million and $44 million in the three month and six month periods ending June 30, 2011, respectively. The tax expense recorded for the first six months of 2011 differs from the expense that would be recorded using a U.S. Federal statutory rate of 35 percent due to a net tax benefit of $11 million primarily related to U.S. taxable income with no associated tax expense due to our net operating loss (“NOL”) carryforward and income generated in lower tax rate jurisdictions, partially offset by adjustments to prior year income tax estimates and the impact of recording a valuation allowance against the tax benefit for losses in certain foreign jurisdictions. In evaluating the requirements to record a valuation allowance, accounting standards do not permit us to consider an economic recovery in the U.S. or new business we have won. Consequently, beginning in 2008, given our historical losses, we concluded that our ability to fully utilize our NOLs was limited due to projecting the continuation of the negative economic environment and the impact of the negative operating environment on our tax planning strategies. As a result of our tax planning strategies which have not yet been implemented and which do not depend upon generating future taxable income, we carry deferred tax assets in the U.S. of $90 million relating to the expected utilization of those NOLs. The federal NOLs expire beginning in tax years ending in 2020 through 2029. The state NOLs expire in various tax years through 2029.

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

We securitize some of our accounts receivable on a limited recourse basis in North America and Europe. As servicer under these accounts receivable securitization programs, we are responsible for performing all accounts receivable administration functions for these securitized financial assets including collections and processing of customer invoice adjustments. In North America, we have an accounts receivable securitization program with three commercial banks comprised of a first priority facility and a second priority facility. We securitize original

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

equipment and aftermarket receivables on a daily basis under the bank program. In March 2011, the North American program was amended and extended to March 23, 2012. The first priority facility continues to provide financing of up to $110 million and the second priority facility, which is subordinated to the first priority facility, continues to provide up to an additional $40 million of financing. Both facilities monetize accounts receivable generated in the U.S. and Canada that meet certain eligibility requirements, and the second priority facility also monetizes certain accounts receivable generated in the U.S. or Canada that would otherwise be ineligible under the first priority securitization facility. The amendments to the North American program expand the trade receivables that are eligible for purchase under the program and decrease the margin we pay to our banks. We had no outstanding third party investments in our securitized accounts receivable under the North American program at June 30, 2011 and December 31, 2010, respectively.

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

We also securitize receivables in our European operations with regional banks in Europe. The arrangements to securitize receivables in Europe are provided under seven separate facilities provided by various financial institutions in each of the foreign jurisdictions. The commitments for these arrangements are generally for one year, but some may be cancelled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon 15 days, or less, notification. The amount of outstanding third party investments in our securitized accounts receivable in Europe was $136 million and $91 million at June 30, 2011 and December 31, 2010, respectively.

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

In our North American accounts receivable securitization programs, we transfer a partial interest in a pool of receivables and the interest that we retain is subordinate to the transferred interest. Accordingly, we account for our North American securitization program as a secured borrowing. In our European programs, we transfer accounts receivables in their entirety to the acquiring entities and satisfy all of the conditions established under ASC Topic 860, “Transfers and Servicing,” to report the transfer of financial assets in their entirety as a sale. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under our European securitization programs approximates the fair value of such receivables. We recognized $1 million in interest expense in each of the three month periods ended June 30, 2011 and 2010, respectively, and $2 million for each of the six month periods ended June 30, 2011 and 2010 respectively, relating to our North American securitization program. In addition, we recognized a loss of $2 million and $1 million in the three month periods ended June 30, 2011 and 2010, respectively, and $3 million and $2 million for the six month periods ended June 30, 2011 and 2010, respectively, on the sale of trade accounts receivable in our European accounts receivable securitization programs, representing the discount from book values at which these receivables were sold to our banks. The discount rate varies based on funding costs incurred by our banks, which averaged approximately three percent and five percent during the first half of 2011 and 2010, respectively.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(6)	Restructuring and Other Charges

Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. In 2010, we incurred $19 million in restructuring and related costs, of which $14 million was recorded in cost of sales and $5 million was recorded in depreciation and amortization expense. In the second quarter of 2011, we incurred $2 million in restructuring and related costs, all of which was recorded in cost of sales. For the first six months of 2011, we incurred $3 million in restructuring and related costs, primarily related to headcount reductions in Europe and the closure of our ride control plant in Cozad, Nebraska, all of which was recorded in cost of sales.

Amounts related to activities that are part of our restructuring plans are as follows:

	December 31,				June 30,
	2010	2011	Impact of		2011
	Restructuring	Cash	Exchange	Reserve	Restructuring
	Reserve	Payments	Rates	Adjustments	Reserve
	(Millions)

Severance	$7	(4)	—	—	$3

Under the terms of our amended and extended senior credit agreement that took effect on June 3, 2010, we are allowed to exclude $60 million of cash charges and expenses, before taxes, related to cost reduction initiatives incurred after June 3, 2010 from the calculation of the financial covenant ratios required under our senior credit facility. As of June 30, 2011, we have excluded $12 million in cumulative allowable charges relating to restructuring initiatives against the $60 million available under the terms of the senior credit facility.

On September 22, 2009, we announced that we will be closing our original equipment ride control plant in Cozad, Nebraska. Approximately 500 positions are being eliminated at the Cozad plant. As of June 30, 2011, 95 percent of those positions have been eliminated. We are hiring at other facilities as we move production from Cozad to those facilities, which will result in a net decrease of approximately 60 positions. We originally planned to have completed the closing of this facility by the end of 2010, however, as a result of increased customer demand and to better optimize the transfer of some of the manufacturing activities, we are supplying certain of our other facilities with components from Cozad to support this increased demand until capacity adjustments are completed at our other facilities. During 2009 and 2010, we recorded $11 million and $10 million, respectively, of restructuring and related expenses related to this initiative, of which approximately $16 million represents cash expenditures.

(7)	Environmental Matters, Litigation and Product Warranties

We are involved in environmental remediation matters, legal proceedings, claims, investigations and warranty obligations that are incidental to the conduct of our business and create the potential for contingent losses. We accrue for potential contingent losses when our review of available facts indicates that it is probable a loss has been incurred and the amount of the loss is reasonably estimable. Each quarter we assess our loss contingencies based on currently available facts, existing technology, and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors and record adjustments to these reserves as required. As an example, we consider all available evidence including prior experience in remediation of contaminated sites, other companies’ cleanup experiences and data released by the United States Environmental Protection Agency or other organizations when we evaluate our environmental remediation contingencies. Further, all of our loss contingency estimates are subject to revision in future periods based on actual costs or new information. With respect to our environmental liabilities, where future cash flows are fixed or reliably determinable, we have discounted those liabilities. All other environmental liabilities are recorded at their undiscounted amounts. We evaluate recoveries separately from the liability and, when they are assured, recoveries are recorded and reported separately from the associated liability in our condensed consolidated financial statements.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense costs related to an existing condition caused by past operations that do not contribute to current or future revenue generation. As of June 30, 2011, we have the obligation to remediate or contribute towards the remediation of certain sites, including two existing Federal Superfund sites. At June 30, 2011, our aggregated estimated share of environmental remediation costs for all these sites on a discounted basis was approximately $16 million, of which $5 million is recorded in other current liabilities and $11 million is recorded in deferred credits and other liabilities in our condensed consolidated balance sheet. For those locations in which the liability was discounted, the weighted average discount rate used was 3.0 percent. The undiscounted value of the estimated remediation costs was $21 million. Based on information known to us, we have established reserves that we believe are adequate for these costs. Although we believe these estimates of remediation costs are reasonable and are based on the latest available information, the costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute towards the remediation costs. In addition, certain environmental statutes provide that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at these sites has been considered, where appropriate, in our determination of our estimated liability. We do not believe that any potential costs associated with our current status as a potentially responsible party in the Federal Superfund sites, or as a liable party at the other locations referenced herein, will be material to our condensed consolidated results of operations, financial position or cash flows.

We also from time to time are involved in legal proceedings, claims or investigations. Some of these proceedings allege damages against us relating to environmental liabilities (including toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warning issues, and other product liability related matters), taxes, employment matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. For example, one of our Argentine subsidiaries is currently defending against a criminal complaint alleging the failure to comply with laws requiring the proceeds of export transactions to be collected, reported and/or converted to local currency within specified time periods. As another example, we are subject to an audit in 11 states of our practices with respect to the payment of unclaimed property to those states, which could cover over 30 years. We now have practices in place which we believe ensure that we pay unclaimed property as required. We vigorously defend ourselves against all of these claims. In future periods, we could be subject to cash costs or charges to earnings if any of these matters are resolved on unfavorable terms. However, although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, including our assessment of the merits of the particular claim, we do not expect that these legal proceedings or claims will have any material adverse impact on our future consolidated financial position, results of operations or cash flows.

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

Below is a table that shows the activity in the warranty accrual accounts:

	Six Months
	Ended
	June 30,
	2011	2010
	(Millions)

Beginning Balance January 1,	$33	$32
Accruals related to product warranties	2	8
Reductions for payments made	(6)	(8)

Ending Balance June 30,	$29	$32

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(8)	Earnings Per Share

Earnings per share of common stock outstanding were computed as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
	(Millions Except Share and Per Share Amounts)

Basic earnings per share —
Net income attributable to Tenneco Inc.	$50	$40	$97	$47

Average shares of common stock outstanding	59,980,866	59,142,946	59,901,929	59,033,416

Earnings per average share of common stock	$0.84	$0.68	$1.62	$0.79

Diluted earnings per share —
Net income attributable to Tenneco Inc.	$50	$40	$97	$47

Average shares of common stock outstanding	59,980,866	59,142,946	59,901,929	59,033,416
Effect of dilutive securities:
Restricted stock	211,556	354,974	294,526	414,059
Stock options	1,621,052	1,501,109	1,716,882	1,445,492

Average shares of common stock outstanding including dilutive securities	61,813,474	60,999,029	61,913,337	60,892,967

Earnings per average share of common stock	$0.81	$0.66	$1.56	$0.77

Options to purchase 200,360 and 1,393,879 shares of common stock were outstanding as of June 30, 2011 and 2010, respectively, but not included in the computation of diluted earnings per share respectively, because the options were anti-dilutive.

(9)	Common Stock

Equity Plans — We have granted a variety of awards, including common stock, restricted stock, restricted stock units, performance units, stock appreciation rights (“SARs”), and stock options to our directors, officers, and employees.

Accounting Methods — We have recorded $1 million in compensation expense in both the three months ended June 30, 2011 and 2010, and $2 million in compensation expense in both the six months ended June 30, 2011 and 2010, related to nonqualified stock options as part of our selling, general and administrative expense. This resulted in a decrease of $0.01 and $0.02 in basic and diluted earnings per share for the three month periods ended June 30, 2011 and 2010, respectively, and a decrease of $0.03 in basic and diluted earnings per share for both the six month periods ended June 20, 2011 and 2010.

We immediately expense stock options and restricted stock awarded to employees who are eligible to retire. When employees become eligible to retire during the vesting period, we recognize the remaining expense associated with their stock options and restricted stock.

As of June 30, 2011, there was approximately $6 million of unrecognized compensation costs related to our stock options awards that we expect to recognize over a weighted average period of 1.2 years.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Compensation expense for restricted stock, restricted stock units, long-term performance units and SARs was $7 million and $5 million for the six month periods ended June 30, 2011 and 2010 respectively, and was recorded in selling, general, and administrative expense on the statement of income.

Cash received from stock option exercises for the six months ended June 30, 2011 and 2010 was $3 million, and $1 million, respectively. Stock option exercises in the first six months of 2011 and 2010 would have generated an excess tax benefit of $2 million and less than $1 million, respectively. We did not record the excess tax benefit as we have federal and state net operating losses which are not currently being utilized.

Assumptions — We calculated the fair values of stock option awards using the Black-Scholes option pricing model with the weighted average assumptions listed below. The fair value of share-based awards is determined at the time the awards are granted which is generally in January of each year, and requires judgment in estimating employee and market behavior.

	Six Months
	Ended
	June 30,
	2011	2010

Stock Options Granted
Weighted average grant date fair value, per share	$26.13	$11.76
Weighted average assumptions used:
Expected volatility	70.1%	75.4%
Expected lives	4.8	4.6
Risk-free interest rates	1.8%	2.2%
Dividend yields	0.0%	0.0%

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Stock Options — The following table reflects the status and activity for all options to purchase common stock for the period indicated:

	Six Months Ended June 30, 2011
			Weighted Avg.
	Shares	Weighted Avg.	Remaining	Aggregate
	Under	Exercise	Life in	Intrinsic
	Option	Prices	Years	Value
				(Millions)

Outstanding Stock Options
Outstanding, January 1, 2011	3,129,241	$14.43	4.3	$68
Granted	201,133	45.42
Expired	(56,046)	3.66
Forfeited	(13,184)	9.36
Exercised	(125,624)	17.10		3

Outstanding, March 31, 2011	3,135,520	$16.53	4.4	$80
Granted	2,711	43.51
Forfeited	(23,841)	14.26
Exercised	(82,166)	11.50		3

Outstanding, June 30, 2011	3,032,224	$16.71	4.2	$76

Restricted Stock — The following table reflects the status for all nonvested restricted shares for the period indicated:

	Six Months Ended
	June 30, 2011
		Weighted Avg.
		Grant Date
	Shares	Fair Value

Nonvested Restricted Shares
Nonvested balance at January 1, 2011	558,198	$11.58
Granted	141,036	45.42
Vested	(268,891)	12.00
Forfeited	(4,822)	13.74

Nonvested balance at March 31, 2011	425,521	$22.51
Granted	1,381	43.51
Vested	(3,851)	15.47
Forfeited	(7,190)	23.82

Nonvested balance at June 30, 2011	415,861	$22.62

The fair value of restricted stock grants is equal to the average market price of our stock at the date of grant. As of June 30, 2011, approximately $7 million of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of approximately 2.1 years.

Share Repurchase Program — In May 2011, our Board of Directors approved a share repurchase program, authorizing our company to repurchase up to 400,000 shares of our outstanding common stock over a 12 month period. Our share repurchase program is intended to offset dilution from shares of restricted stock and stock options that were issued in 2011 to employees. As of June 30, 2011, we purchased 270,500 shares at a total cost of

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

$10.5 million through this program. These repurchased shares are held as part of our treasury stock which increased to 1,565,192 shares at June 30, 2011 from 1,294,692 shares at December 31, 2010. We completed the repurchase of the remaining 129,500 shares by August 3, 2011, at a total cost of $5.5 million through this program. We have acquired all of these shares through open market purchases, which were funded through cash from operations.

Long-Term Performance Units, Restricted Stock Units and SARs — Long-term performance units, restricted stock units and SARs are paid in cash and recognized as a liability based upon their fair value. As of June 30, 2011, $14 million of unrecognized compensation costs is expected to be recognized over a weighted-average period of approximately 1.9 years.

(10)	Pension Plans, Postretirement and Other Employee Benefits

Net periodic pension costs (income) and postretirement benefit costs (income) consist of the following components:

	Three Months Ended June 30,
	Pension				Postretirement
	2011		2010		2011	2010
	US	Foreign	US	Foreign	US	US
	(Millions)

Service cost — benefits earned during the period	$—	$1	$—	$2	$—	$1
Interest cost	5	5	5	4	2	2
Expected return on plan assets	(6)	(5)	(5)	(5)	—	—
Net amortization:
Actuarial loss	1	2	1	1	1	1
Prior service cost (credit)	—	1	—	1	(2)	(2)

Net pension and postretirement costs	$—	$4	$1	$3	$1	$2

	Six Months Ended June 30,
	Pension				Postretirement
	2011		2010		2011	2010
	US	Foreign	US	Foreign	US	US
	(Millions)

Service cost — benefits earned during the period	$—	$3	$—	$3	$—	$1
Interest cost	10	10	10	9	4	4
Expected return on plan assets	(11)	(10)	(10)	(10)	—	—
Net amortization:
Actuarial loss	2	3	2	2	2	2
Prior service cost (credit)	—	1	—	1	(3)	(3)

Net pension and postretirement costs	$1	$7	$2	$5	$3	$4

For the six months ended June 30, 2011, we made pension contributions of $8 million for our domestic pension plans and $11 million for our foreign pension plans. Based on current actuarial estimates, we believe we will be required to make approximately $25 million in contributions for the remainder of 2011. Pension contributions beyond 2011 will be required, but those amounts will vary based upon many factors, including the performance of our pension fund investments during 2011.

We made postretirement contributions of approximately $4 million during the first six months of 2011. Based on current actuarial estimates, we believe we will be required to make approximately $6 million in contributions for the remainder of 2011.

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

(12)	New Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting guidance for transfers of financial assets which changes the criteria that must be met to achieve sales accounting. This amendment removes from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. In addition, this amendment eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. This amendment is effective for a reporting entity’s first interim or annual period beginning on or after December 15, 2011. We do not believe the adoption of this amendment to the accounting guidance for transfers of financial assets on January 1, 2012 will have a material impact on our condensed consolidated financial statements.

In May 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. The amendment includes (1) that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets, (2) provides specific requirements for measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, (3) requires disclosure of quantitative information about unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy, (4) allows the use of a price, that would be received to sell a net asset position for a particular risk or to transfer a net liability position for a particular risk, in measuring the fair value of financial instruments that are managed within a portfolio, (5) in the absence of a Level 1 input a reporting entity should apply premiums or discounts when market participants would do so when pricing an asset or liability and (6) additional disclosure about fair value measurements. This amendment is effective for a reporting entity’s interim and annual periods beginning after December 15, 2011. We do not believe the adoption of this amendment for fair value measurements on January 1, 2012 will have a material impact on the measurement of our financial assets and liabilities. We will add additional fair value disclosures, as required by this amendment, beginning with our first interim reporting period ending March 31, 2012.

In June 2011, the FASB issued an amendment to the accounting guidance for the presentation on comprehensive income. This amendment removes one of the three presentation options for presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires either a single continuous statement of comprehensive income or a two statement approach. If a reporting entity elects the two statement approach, this amendment requires consecutive presentation of the statement of net income followed by the statement of other comprehensive income. In addition, this amendment requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. This amendment shall be applied retrospectively and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. We do not believe the adoption of this amendment to the accounting

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

guidance for the presentation of comprehensive income on January 1, 2012 will have a material impact on our condensed consolidated financial statements.

(13)	Guarantees

We have from time to time issued guarantees for the performance of obligations by some of our subsidiaries, and some of our subsidiaries have guaranteed our debt. All of our existing and future material domestic wholly-owned subsidiaries fully and unconditionally guarantee our senior credit facility and our senior notes on a joint and several basis. The arrangement for the senior credit facility is also secured by first-priority liens on substantially all our domestic assets and pledges of up to 66 percent of the stock of certain first-tier foreign subsidiaries. No assets or capital stock of our direct or indirect foreign subsidiaries secure our senior notes. For additional information, refer to Note 15 of the condensed consolidated financial statements of Tenneco Inc., where we present the Supplemental Guarantor Condensed Consolidating Financial Statements.

In March 2011, we entered into two performance guarantee agreements in the U.K. between Tenneco Management Europe Limited (“TMEL”) and the two Walker Group Retirement Plans, the Walker Group Employee Benefit Plan and the Walker Group Executive Retirement Benefit Plan (the “Walker Plans”), whereby TMEL will guarantee the payment of all current and future pension contributions in event of a payment default by the sponsoring or participating employers of the Walker Plans. As a result of our decision to enter into these performance guarantee agreements, the levy due to the U.K. Pension Protection Fund will be reduced. The Walker Plans are comprised of employees from Tenneco Walker (U.K.) Limited and our Futaba Tenneco U.K. joint venture. Employer contributions are funded by both Tenneco Walker (U.K.) Limited, as the sponsoring employer and Futaba Tenneco U.K., as a participating employer. The performance guarantee agreements are expected to remain in effect until all pension obligations for the Walker Plans’ sponsoring and participating employers have been satisfied. The maximum amount payable for these pension performance guarantees is approximately $26 million as of June 30, 2011 which is determined by taking 105 percent of the liability of the Walker Plans calculated under section 179 of the U.K. Pension Act of 2004 offset by plan assets. We did not record an additional liability in March 2011 for this performance guarantee since Tenneco Walker (U.K.) Limited, as the sponsoring employer of the Walker Plans, already recognizes 100 percent of the pension obligation calculated based on U.S. GAAP, for all of the Walker Plans’ participating employers on its balance sheet, which was $7 million and $9 million at June 30, 2011 and December 31, 2010, respectively. At June 30, 2011, all pension contributions under the Walker Plans were current for all of the Walker Plans’ sponsoring and participating employers.

In June 2011, we entered into an indemnity agreement between TMEL and Futaba Industrial Co. Ltd. (“Futaba”) which requires Futaba to indemnify TMEL for any cost, loss or liability which TMEL may incur under the performance guarantee agreements. The maximum amount reimbursable by Futaba to TMEL under this indemnity agreement is equal to the amount incurred by TMEL under the performance guarantee agreements multiplied by Futaba’s shareholder ownership percentage of the Futaba Tenneco U.K. joint venture. At June 30, 2011 the maximum amount reimbursable by Futaba to TMEL is approximately $4 million.

We have issued guarantees through letters of credit in connection with some obligations of our affiliates. As of June 30, 2011, we have guaranteed $53 million in letters of credit to support some of our subsidiaries’ insurance arrangements, foreign employee benefit programs, environmental remediation activities and cash management and capital requirements.

Negotiable Financial Instruments — One of our European subsidiaries receives payment from one of its OE customers whereby the accounts receivable are satisfied through the delivery of negotiable financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets. The amount of these financial instruments that was collected before their maturity date and sold at a discount totaled $6 million at June 30, 2011 and December 31,

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2010, respectively. No negotiable financial instruments were held by our European subsidiary as of June 30, 2011 and December 31, 2010, respectively.

In certain instances, several of our Chinese subsidiaries receive payment from OE customers and satisfy vendor payments through the receipt and delivery of negotiable financial instruments. Financial instruments used to satisfy vendor payables and not redeemed totaled $13 million and $8 million at June 30, 2011 and December 31, 2010, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $18 million and $11 million at June 30, 2011 and December 31, 2010, respectively. We classify financial instruments received from our OE customers as other current assets if issued by a financial institution of our customers or as customer notes and accounts, net if issued by our customer. We classified $17 million in other current assets and $1 million in customer notes and accounts, net at June 30, 2011. At December 31, 2010, we classified $11 million in other current assets. Some of our Chinese subsidiaries that issue their own negotiable financial instruments to pay vendors are required to maintain a cash balance if they exceed certain credit limits with the financial institution that guarantees those financial instruments. A restricted cash balance was not required at those Chinese subsidiaries at June 30, 2011 and December 31, 2010, respectively.

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

(14)	Segment Information

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table summarizes certain Tenneco Inc. segment information:

	Segment
	North		Asia	Reclass &
	America	Europe	Pacific	Elims	Consolidated
	(Millions)

For the Three Months Ended June 30, 2011
Revenues from external customers	$874	$817	$197	$—	$1,888
Intersegment revenues	3	42	7	(52)	—
Earnings before interest expense, income taxes, and noncontrolling interests	62	37	14	—	113
For the Three Months Ended June 30, 2010
Revenues from external customers	$738	$606	$158	$—	$1,502
Intersegment revenues	2	42	7	(51)	—
Earnings before interest expense, income taxes, and noncontrolling interests	50	30	13	—	93
At June 30, 2011 and for the Six Months Then Ended
Revenues from external customers	$1,725	$1,558	$365	$—	$3,648
Intersegment revenues	6	79	13	(98)	—
Earnings before interest expense, income taxes, and noncontrolling interests	124	61	22	—	207
Total assets	1,436	1,548	549	25	3,558
At June 30, 2010 and for the Six Months Then Ended
Revenues from external customers	$1,343	$1,167	$308	$—	$2,818
Intersegment revenues	5	71	12	(88)	—
Earnings before interest expense, income taxes, and noncontrolling interests	86	42	24	—	152
Total assets	1,310	1,254	397	19	2,980

(15)	Supplemental Guarantor Condensed Consolidating Financial Statements

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF INCOME (LOSS)

	For the Three Months Ended June 30, 2011
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
			(Millions)

Revenues
Net sales and operating revenues —
External	$797	$1,091	$—	$—	$1,888
Affiliated companies	40	126	—	(166)	—

	837	1,217	—	(166)	1,888

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	721	1,010	—	(166)	1,565
Engineering, research, and development	13	22	—	—	35
Selling, general, and administrative	39	79	—	—	118
Depreciation and amortization of other intangibles	19	35	—	—	54

	792	1,146	—	(166)	1,772

Other income (expense)
Loss on sale of receivables	—	(2)	—	—	(2)
Other income (loss)	33	1	—	(35)	(1)

	33	(1)	—	(35)	(3)

Earnings before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	78	70	—	(35)	113

Interest expense —
External (net of interest capitalized)	—	1	25	—	26
Affiliated companies (net of interest income)	53	(19)	(34)	—	—
Income tax expense	4	26	—	—	30
Equity in net income (loss) from affiliated companies	53	—	41	(94)	—

Net Income	74	62	50	(129)	57

Less: Net income attributable to noncontrolling interests	—	7	—	—	7

Net income (loss) attributable to Tenneco Inc.	$74	$55	$50	$(129)	$50

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF INCOME (LOSS)

	For the Six Months Ended June 30, 2011
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
	(Millions)

Revenues
Net sales and operating revenues —
External	$1,570	$2,078	$—	$—	$3,648
Affiliated companies	81	257	—	(338)	—

	1,651	2,335	—	(338)	3,648

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	1,445	1,924	—	(338)	3,031
Engineering, research, and development	28	42	—	—	70
Selling, general, and administrative	72	154	1	—	227
Depreciation and amortization of other intangibles	37	68	—	—	105

	1,582	2,188	1	(338)	3,433

Other income (expense)
Loss on sale of receivables	—	(3)	—	—	(3)
Other income (loss)	32	(2)	—	(35)	(5)

	32	(5)	—	(35)	(8)

Earnings before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	101	142	(1)	(35)	207

Interest expense —
External (net of interest capitalized)	—	2	52	—	54
Affiliated companies (net of interest income)	102	(34)	(68)	—	—
Income tax expense	5	39	—	—	44
Equity in net income (loss) from affiliated companies	118	—	82	(200)	—

Net Income	112	135	97	(235)	109

Less: Net income attributable to noncontrolling interests	—	12	—	—	12

Net income (loss) attributable to Tenneco Inc.	$112	$123	$97	$(235)	$97

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

BALANCE SHEET

	June 30, 2011
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass
	Subsidiaries	Subsidiaries	Company)	& Elims	Consolidated
	(Millions)

ASSETS
Current assets:
Cash and cash equivalents	$—	$161	$—	$—	$161
Receivables, net	512	1,374	24	(774)	1,136
Inventories	233	393	—	—	626
Deferred income taxes	73	—	—	(31)	42
Prepayments and other	28	149	—	—	177

Total current assets	846	2,077	24	(805)	2,142

Other assets:
Investment in affiliated companies	495	—	830	(1,325)	—
Notes and advances receivable from affiliates	4,149	963	5,950	(11,062)	—
Long-term receivables, net	1	11	—	—	12
Goodwill	22	69	—	—	91
Intangibles, net	14	20	—	—	34
Deferred income taxes	41	24	27	—	92
Other	25	48	31	—	104

	4,747	1,135	6,838	(12,387)	333

Plant, property, and equipment, at cost	998	2,284	—	—	3,282
Less — Accumulated depreciation and amortization	(723)	(1,476)	—	—	(2,199)

	275	808	—	—	1,083

Total assets	$5,868	$4,020	$6,862	$(13,192)	$3,558

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)
Short-term debt — non-affiliated	$—	$66	$1	$—	$67
Short-term debt — affiliated	219	394	10	(623)	—
Trade payables	445	873	1	(111)	1,208
Accrued taxes	27	28	—	—	55
Other	132	238	41	(71)	340

Total current liabilities	823	1,599	53	(805)	1,670

Long-term debt — non-affiliated	—	16	1,211	—	1,227
Long-term debt — affiliated	4,649	990	5,423	(11,062)	—
Deferred income taxes	—	58	—	—	58
Postretirement benefits and other liabilities	332	82	—	4	418
Commitments and contingencies

Total liabilities	5,804	2,745	6,687	(11,863)	3,373

Redeemable noncontrolling interests	—	10	—	—	10

Tenneco Inc. Shareholders’ equity	64	1,230	175	(1,329)	140

Noncontrolling interests	—	35	—	—	35

Total equity	64	1,265	175	(1,329)	175

Total liabilities, redeemable noncontrolling interests and equity	$5,868	$4,020	$6,862	$(13,192)	$3,558

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Three Months Ended June 30, 2011
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass
	Subsidiaries	Subsidiaries	Company)	& Elims	Consolidated
	(Millions)

Operating Activities
Net cash provided (used) by operating activities	$46	$90	$(69)	$—	$67

Investing Activities
Proceeds from sale of assets	(1)	1	—	—	—
Cash payments for plant, property, and equipment	(16)	(33)	—	—	(49)
Cash payments for software related intangible assets	(1)	(2)	—	—	(3)

Net cash used by investing activities	(18)	(34)	—	—	(52)

Financing Activities
Capital contribution from noncontrolling interest partner	—	1	—	—	1
Purchase of common stock under the share repurchase program	—	—	(11)	—	(11)
Issuance of long-term debt	—	4	—	—	4
Debt issuance cost of long-term debt	—	—	(1)	—	(1)
Retirement of long-term debt	—	(1)	—	—	(1)
Increase (decrease) in bank overdrafts	—	1	—	—	1
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivables	—	3	38	—	41
Net increase (decrease) in short-term borrowings secured by accounts receivables	—	(82)	—	—	(82)
Intercompany dividends and net increase (decrease) in intercompany obligations	(30)	(13)	43	—	—

Distributions to noncontrolling interest partners	—	(10)	—	—	(10)

Net cash provided (used) by financing activities	(30)	(97)	69	—	(58)

Effect of foreign exchange rate changes on cash and cash equivalents	—	5	—	—	5

Increase (decrease) in cash and cash equivalents	(2)	(36)	—	—	(38)
Cash and cash equivalents, April 1	2	197	—	—	199

Cash and cash equivalents, June 30 (Note)	$—	$161	$—	$—	$161

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2011
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass
	Subsidiaries	Subsidiaries	Company)	& Elims	Consolidated
			(Millions)

Operating Activities
Net cash provided (used) by operating activities	$152	$(70)	$(118)	$—	$(36)

Investing Activities
Proceeds from sale of assets	3	1	—	—	4
Cash payments for plant, property, and equipment	(30)	(65)	—	—	(95)
Cash payments for software related intangible assets	(2)	(4)	—	—	(6)

Net cash used by investing activities	(29)	(68)	—	—	(97)

Financing Activities
Capital contribution from noncontrolling interest partner	—	1	—	—	1
Purchase of common stock under the share repurchase program	—	—	(11)	—	(11)
Issuance of long-term debt	—	4	—	—	4
Debt issuance cost of long-term debt	—	—	(1)	—	(1)
Retirement of long-term debt	—	(1)	(22)	—	(23)
Increase (decrease) in bank overdrafts	—	8	—	—	8
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	—	3	85	—	88
Intercompany dividends and net increase (decrease) in intercompany obligations	(123)	56	67	—	—
Distribution to noncontrolling interest partners	—	(10)	—	—	(10)

Net cash provided (used) by financing activities	(123)	61	118	—	56

Effect of foreign exchange rate changes on cash and cash equivalents	—	5	—	—	5

Increase (decrease) in cash and cash equivalents	—	(72)	—	—	(72)
Cash and cash equivalents, January 1	—	233	—	—	233

Cash and cash equivalents, June 30 (Note)	$—	$161	$—	$—	$161

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

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

For the first half of 2011, light vehicle production has continued to improve in most geographic regions in which we operate. Light vehicle production was up six percent in North America, eight percent in Europe and four percent in China.

We have a substantial amount of indebtedness. As such, our ability to generate cash — both to fund operations and service our debt — is also a significant area of focus for our company. See “Liquidity and Capital Resources” below for further discussion of cash flows and Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Total revenues for the second quarter of 2011 were $1,888 million ($363 million in aftermarket revenues and $1,525 million in original equipment revenues), a 26 percent increase from $1,502 million ($321 million in aftermarket revenues and $1,181 million in original equipment revenues) in the second quarter of 2010. Excluding the impact of currency and substrate sales, revenue was up $161 million, or 13 percent, driven primarily by higher OE production volumes, higher aftermarket sales globally and new launches of emission control light and commercial vehicle programs. Partially offsetting these increases was the loss of revenue due to the Japan earthquake.

Cost of sales: Cost of sales for the second quarter of 2011 was $1,565 million, or 82.9 percent of sales, compared to $1,222 million, or 81.4 percent of sales in the second quarter of 2010. The following table lists the primary drivers behind the change in cost of sales ($ millions).

Quarter ended June 30, 2010	$1,222
Volume and mix	218
Material	16
Currency exchange rates	103
Restructuring	(3)
Other Costs	9

Quarter ended June 30, 2011	$1,565

The increase in cost of sales was due primarily to the year-over-year increase in production volumes, the impact of foreign currency exchange rates and higher material and other costs, mainly manufacturing.

Gross margin: Revenue less cost of sales for the second quarter of 2011 was $323 million, or 17.1 percent, versus $280 million, or 18.6 percent in the second quarter of 2010. The gross margin decline of 1.5 percentage points was primarily driven by a higher mix of OE revenues, higher substrate sales and the negative margin impact of material cost recoveries, which together had a 1.3 percentage point impact on gross margin. The effects on gross margin resulting from higher volumes and lower restructuring and related expenses were more than offset by higher manufacturing and material costs which accounted for the remaining decline in gross margin.

Engineering, research and development: Engineering, research and development expense was $35 million and $33 million in the second quarter of 2011 and 2010, respectively. Increased spending to support customer programs, technology applications, growth in emerging markets, and higher foreign exchange rates, drove the increase in expense year-over-year.

Selling, general and administrative: Selling, general and administrative expense was up $20 million in the second quarter of 2011, at $118 million, compared to $98 million in the second quarter of 2010. Higher foreign currency exchange rates accounted for $7 million of the increase. Higher aftermarket changeover costs, wage inflation in South America, and costs to support new plants in China primarily drove the remaining increase in expense year-over-year.

Depreciation and amortization: Depreciation and amortization expense in the second quarter of 2011 was $54 million, compared to $53 million in the second quarter of 2010. Included in 2010 was $1 million of restructuring and related expenses.

Goodwill impairment: There were no goodwill impairment charges in the second quarter of 2011 or 2010.

Earnings before interest expense, taxes and noncontrolling interests (“EBIT”) was $113 million for the second quarter of 2011, an improvement of $20 million, when compared to $93 million in the second quarter of 2010. Higher OE volumes globally, the launch and ramp-up of strong-margin light and commercial vehicle business, decreased restructuring and related costs, higher aftermarket sales, and $10 million of favorable currency, drove the year-over-year increase to EBIT. Partially offsetting the increase were higher selling, general, administrative and engineering spending, which included higher aftermarket changeover costs and an increase in certain manufacturing and freight expenses.

Total revenues for the first six months of 2011 were up 29 percent to $3,648 million ($660 million in aftermarket revenues and $2,988 million in original equipment revenues), from $2,818 million ($578 million in aftermarket revenues and $2,240 million in original equipment revenues) for the first six months of 2010. Excluding the impact of currency and substrate sales, revenue was up $405 million, from $2,253 million to $2,658 million, driven by higher year-over-year OE vehicle production levels in most regions in which we operate, new platform launches and higher aftermarket sales.

Cost of sales: Cost of sales for the first half of 2011 was $3,031 million, or 83.1 percent of sales, compared to $2,295 million, or 81.4 percent of sales in the first half of 2010. The following table lists the primary drivers behind the change in cost of sales ($ millions).

Six months ended June 30, 2010	$2,295
Volume and mix	544
Material	39
Currency exchange rates	140
Restructuring	(6)
Other Costs	19

Six months ended June 30, 2011	$3,031

The increase in cost of sales was due primarily to the year-over-year increase in production volumes, the impact of foreign currency exchange rates and higher material and other costs, mainly manufacturing.

Gross margin: Revenue less cost of sales for the first six months of 2011 was $617 million, or 16.9 percent, versus $523 million, or 18.6 percent in the first six months of 2010. The gross margin decline was primarily driven by a higher mix of OE revenues, higher substrate sales and the negative margin impact of material cost recoveries, which together had a 1.5 percentage point impact on gross margin. The effects on gross margin resulting from higher volumes and lower restructuring and related expenses were more than offset by unfavorable pricing, primarily related to contractual price reductions and higher material and manufacturing costs which accounted for the remaining decline of gross margin.

Engineering, research and development: Engineering, research and development expense was $70 million and $60 million in the first six months of 2011 and 2010, respectively. Increased spending to support customer programs, technology applications, and growth in emerging markets, drove the increase in expense year-over-year.

Selling, general and administrative: Selling, general and administrative expense was up $29 million in the first half of 2011, at $227 million, compared to $198 million in the first half of 2010. Investments in new facilities in China and Thailand and higher aftermarket changeover costs primarily drove the increase in expense year-over-year.

Depreciation and amortization: Depreciation and amortization expense in the first six months of 2011 was $105 million, compared to $108 million in the first six months of 2010. Included in 2010 was $2 million of restructuring and related expenses.

Goodwill impairment: There were no goodwill impairment charges in the first six months of 2011 or 2010.

Earnings before interest expense, taxes and noncontrolling interests (“EBIT”) was $207 million for the first half of 2011, an improvement of $55 million, when compared to $152 million in the first half of 2010. Higher OE revenues, stronger margins on new light and commercial vehicle launches, lower depreciation and amortization expense, decreased restructuring and related costs, higher aftermarket sales, and $9 million of positive currency, drove the year-over-year increase to EBIT. Partially offsetting the increase were higher selling, general, administrative and engineering spending, which included higher aftermarket changeover costs and investments in new facilities in China and Thailand, unfavorable pricing, primarily related to contractual price reductions, and higher manufacturing and freight expenses.

Results from Operations

Net Sales and Operating Revenues for the Three Months Ended June 30, 2011 and 2010

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

	Three Months Ended June 30, 2011
					Revenues
				Substrate	Excluding
			Revenues	Sales	Currency and
		Currency	Excluding	Excluding	Substrate
	Revenues	Impact	Currency	Currency	Sales
	(Millions)

North America Original Equipment
Ride Control	$161	$2	$159	$—	$159
Emission Control	520	—	520	246	274

Total North America Original Equipment	681	2	679	246	433
North America Aftermarket
Ride Control	145	2	143	—	143
Emission Control	48	—	48	—	48

Total North America Aftermarket	193	2	191	—	191
Total North America	874	4	870	246	624
Europe Original Equipment
Ride Control	151	20	131	—	131
Emission Control	385	51	334	112	222

Total Europe Original Equipment	536	71	465	112	353
Europe Aftermarket
Ride Control	70	10	60	—	60
Emission Control	44	6	38	—	38

Total Europe Aftermarket	114	16	98	—	98
South America & India	167	11	156	28	128
Total Europe, South America & India	817	98	719	140	579
Asia	155	8	147	23	124
Australia	42	8	34	2	32

Total Asia Pacific	197	16	181	25	156

Total Tenneco	$1,888	$118	$1,770	$411	$1,359

	Three Months Ended June 30, 2010
					Revenues
				Substrate	Excluding
			Revenues	Sales	Currency and
		Currency	Excluding	Excluding	Substrate
	Revenues	Impact	Currency	Currency	Sales
	(Millions)

North America Original Equipment
Ride Control	$140	$—	$140	$—	$140
Emission Control	417	—	417	181	236

Total North America Original Equipment	557	—	557	181	376
North America Aftermarket
Ride Control	138	—	138	—	138
Emission Control	43	—	43	—	43

Total North America Aftermarket	181	—	181	—	181
Total North America	738	—	738	181	557
Europe Original Equipment
Ride Control	114	—	114	—	114
Emission Control	266	—	266	79	187

Total Europe Original Equipment	380	—	380	79	301
Europe Aftermarket
Ride Control	56	—	56	—	56
Emission Control	41	—	41	—	41

Total Europe Aftermarket	97	—	97	—	97
South America & India	129	—	129	14	115
Total Europe, South America & India	606	—	606	93	513
Asia	121	—	121	27	94
Australia	37	—	37	3	34

Total Asia Pacific	158	—	158	30	128

Total Tenneco	$1,502	$—	$1,502	$304	$1,198

	Three Months Ended June 30, 2011
	Versus Three Months Ended June 30, 2010
	Dollar and Percent Increase (Decrease)
			Revenues
			Excluding
			Currency and
			Substrate
	Revenues	Percent	Sales	Percent
	(Millions Except Percent Amounts)

North America Original Equipment
Ride Control	$21	15%	$19	13%
Emission Control	103	25%	38	16%

Total North America Original Equipment	124	22%	57	15%
North America Aftermarket
Ride Control	7	5%	5	4%
Emission Control	5	13%	5	12%

Total North America Aftermarket	12	7%	10	6%
Total North America	136	18%	67	12%
Europe Original Equipment
Ride Control	37	32%	17	14%
Emission Control	119	44%	35	18%

Total Europe Original Equipment	156	40%	52	17%
Europe Aftermarket
Ride Control	14	25%	4	8%
Emission Control	3	8%	(3)	(7)%

Total Europe Aftermarket	17	18%	1	2%
South America & India	38	31%	13	13%
Total Europe, South America & India	211	35%	66	13%
Asia	34	29%	30	32%
Australia	5	11%	(2)	(11)%

Total Asia Pacific	39	25%	28	21%

Total Tenneco	$386	26%	$161	13%

Light Vehicle Industry Production by Region for Three Months Ended June 30, 2011 and 2010 (According to IHS Automotive, July, 2011)

	Three Months Ended June 30,
			Increase
	2011	2010	(Decrease)	% Increase
	(Number of Vehicles in Thousands)

North America	2,981	3,080	(99)	(3)%
Europe	5,345	5,137	208	4%
South America	1,126	1,046	80	8%
India	876	743	133	18%

Total Europe, South America & India	7,347	6,926	421	6%
China	3,990	3,983	7	—
Australia	56	65	(9)	(15)%

North American light vehicle production decreased three percent, while industry Class 8 commercial vehicle production was up 84 percent and industry Class 4-7 commercial vehicle production was up 27 percent in the second quarter of 2011 when compared to the second quarter of 2010. Revenues from our North American operations increased in the second quarter of 2011 compared to last year’s second quarter due to higher OE and aftermarket sales of both product lines. The increase in North American OE revenues was primarily driven by improved volumes, which accounted for $116 million of the year-over-year change in revenues, on Tenneco-supplied vehicles such as the Ford F-150 pick-up, the Ford Focus, the Chevrolet Equinox, and GM’s Sierra/Silverado and Tahoe/Yukon platforms. Also contributing to the increase were incremental commercial vehicle revenues including Navistar and Caterpillar and a favorable $2 million currency impact on OE revenue year-over-year. The increase in aftermarket revenue for North America was primarily due to higher volumes in both product lines which resulted in a combined increase in revenue of $8 million. In addition, favorable currency impacted aftermarket revenue by $2 million year-over-year.

Our European, South American and Indian segment’s revenues increased in the second quarter of 2011 compared to last year’s second quarter, due to increased sales in all European business units as well as in South America and India. The second quarter total European light vehicle industry production was up four percent, while industry Class 8 commercial vehicle production was up 44 percent and industry Class 4-7 commercial vehicle production was up 29 percent in the second quarter of 2011 when compared to the second quarter of 2010. Improved volumes on platforms such as the VW Golf and Polo, the Mercedes E-class and Sprinter, the Ford Focus, Audi A6 and A1, Renault/Dacia Logan and the Opel Astra and Zafira were the primary drivers of our increased Europe OE revenues and contributed to an increase in revenue of $81 million. Higher commercial and specialty revenue also contributed to the increase. In addition, European OE revenue benefited compared to last year from improved pricing, mainly material cost recovery, and favorable foreign currency which had a combined impact of $75 million. Excluding currency, European ride control aftermarket revenues improved compared to last year on higher volumes which had a $4 million impact, tied in part to heavy duty sales. Excluding currency, lower emission control aftermarket sales volumes of $3 million almost completely offset the ride control increase. Light vehicle production increased eight percent in South America and 18 percent in India for the second quarter of 2011 when compared to the second quarter of 2010. South American and Indian revenues were higher in the second quarter of 2011 when compared to the prior year’s second quarter primarily due to stronger OE and aftermarket volumes in both regions, which increased revenue by $23 million. Currency also added $11 million to South American and Indian revenue.

Industry light vehicle production for 2011 in the second quarter was relatively flat with last year in China but decreased 15 percent in Australia year-over-year. Revenues from our Asia Pacific segment, which includes Australia and Asia, increased due to higher sales in Asia. Asian revenues for 2011 improved from last year, primarily due to $28 million from strong volumes, particularly in China on key Tenneco-supplied Audi, Ford and Nissan platforms. A $3 million negative impact on revenue due to lower OE production volumes drove the second quarter 2011 revenue decrease excluding currency for Australia over the second quarter of 2010. Currency benefited revenue by $8 million each in Asia and Australia.

Net Sales and Operating Revenues for the Six Months Ended June 30, 2011 and 2010

	Six Months Ended June 30, 2011
				Substrate	Revenues
				Sales	Excluding
			Revenues	Excluding	Currency and
		Currency	Excluding	Currency	Substrate
	Revenues	Impact	Currency	Impact	Sales
	(Millions)

North America Original Equipment
Ride Control	$313	$4	$309	$—	$309
Emission Control	1,046	—	1,046	495	551

Total North America Original Equipment	1,359	4	1,355	495	860
North America Aftermarket
Ride Control	272	3	269	—	269
Emission Control	94	1	93	—	93

Total North America Aftermarket	366	4	362	—	362
Total North America	1,725	8	1,717	495	1,222
Europe Original Equipment
Ride Control	290	23	267	—	267
Emission Control	761	67	694	234	460

Total Europe Original Equipment	1,051	90	961	234	727
Europe Aftermarket
Ride Control	114	11	103	—	103
Emission Control	74	7	67	—	67

Total Europe Aftermarket	188	18	170	—	170
South America & India	319	18	301	53	248
Total Europe, South America & India	1,558	126	1,432	287	1,145
Asia	286	13	273	43	230
Australia	79	13	66	5	61

Total Asia Pacific	365	26	339	48	291

Total Tenneco	$3,648	$160	$3,488	$830	$2,658

	Six Months Ended June 30, 2010
				Substrate	Revenues
				Sales	Excluding
			Revenues	Excluding	Currency and
		Currency	Excluding	Currency	Substrate
	Revenues	Impact	Currency	Impact	Sales
	(Millions)

North America Original Equipment
Ride Control	$268	$—	$268	$—	$268
Emission Control	743	—	743	316	427

Total North America Original Equipment	1,011	—	1,011	316	695
North America Aftermarket
Ride Control	251	—	251	—	251
Emission Control	81	—	81	—	81

Total North America Aftermarket	332	—	332	—	332
Total North America	1,343	—	1,343	316	1,027
Europe Original Equipment
Ride Control	230	—	230	—	230
Emission Control	535	—	535	165	370

Total Europe Original Equipment	765	—	765	165	600
Europe Aftermarket
Ride Control	95	—	95	—	95
Emission Control	68	—	68	—	68

Total Europe Aftermarket	163	—	163	—	163
South America & India	239	—	239	27	212
Total Europe, South America & India	1,167	—	1,167	192	975
Asia	232	—	232	52	180
Australia	76	—	76	5	71

Total Asia Pacific	308	—	308	57	251

Total Tenneco	$2,818	$—	$2,818	$565	$2,253

	Six Months Ended June 30, 2011
	Versus Six Months Ended June 30, 2010
	Dollar and Percent Increase (Decrease)
			Revenues
			Excluding
			Currency and
			Substrate
	Revenues	Percent	Sales	Percent
	(Millions Except Percent Amounts)

North America Original Equipment
Ride Control	$45	17%	$41	15%
Emission Control	303	41%	124	29%

Total North America Original Equipment	348	34%	165	24%
North America Aftermarket
Ride Control	21	8%	18	7%
Emission Control	13	16%	12	14%

Total North America Aftermarket	34	10%	30	9%
Total North America	382	28%	195	19%
Europe Original Equipment
Ride Control	60	26%	37	16%
Emission Control	226	42%	90	24%

Total Europe Original Equipment	286	37%	127	21%
Europe Aftermarket
Ride Control	19	20%	8	9%
Emission Control	6	9%	(1)	(1)%

Total Europe Aftermarket	25	16%	7	4%
South America & India	80	34%	36	17%
Total Europe, South America & India	391	34%	170	17%
Asia	54	23%	50	28%
Australia	3	3%	(10)	(14)%

Total Asia Pacific	57	18%	40	16%

Total Tenneco	$830	29%	$405	18%

Light Vehicle Industry Production by Region for Six Months Ended June 30, 2011 and 2010 (According to IHS Automotive, July, 2011)

	Six Months Ended June 30,
			Increase
	2011	2010	(Decrease)	% Increase
	(Number of Vehicles in Thousands)

North America	6,354	5,974	380	6%
Europe	10,732	9,978	754	8%
South America	2,124	1,967	157	8%
India	1,825	1,522	303	20%

Total Europe, South America & India	14,681	13,467	1,214	9%
China	8,489	8,167	322	4%
Australia	107	127	(20)	(16)%

North American light vehicle production increased six percent, while industry Class 8 commercial vehicle production was up 77 percent and industry Class 4-7 commercial vehicle production was up 22 percent in the first six months of 2011 when compared to the first six months of 2010. Revenues from our North American operations increased in the first half of 2011 compared to last year’s first half due to higher OE and aftermarket sales of both product lines. The increase in North American OE revenues was primarily driven by improved production volumes, which accounted for $337 million of the year-over-year change in revenues, on Tenneco-supplied vehicles such as the Ford Super-Duty and F-150 pick-ups, Ford Focus, Chevrolet Equinox, GM’s crossover models and the Toyota Tundra. Also contributing to the increase were incremental commercial vehicle revenues and a favorable $4 million currency impact on OE revenue year-over-year. The increase in aftermarket revenue for North America was primarily due to higher volumes in both product lines which resulted in a combined increase in revenue of $28 million. Favorable currency impacted aftermarket revenue by $4 million year-over-year.

Our European, South American and Indian segment’s revenues increased in the first six months of 2011 compared to last year’s first six months, due to increased sales in all European business units as well as in South America and India. The first six months total European light vehicle industry production was up eight percent, while industry Class 8 commercial vehicle production was up 50 percent and industry Class 4-7 commercial vehicle production was up 33 percent in the first half of 2011 when compared to the first half of 2010. Improved volumes due to higher OE production on platforms such as the VW Golf and Polo, the Mercedes E-class and Sprinter, the Ford Focus, the BMW 1 and 3 Series, Audi A6 and A1, Renault/Dacia Logan and Opel Astra and Zafira were the primary drivers of our increased Europe OE revenues and contributed to an increase in revenue of $181 million. Higher commercial and specialty revenue also contribute to this increase. European OE revenue also benefited compared to last year, from improved pricing, mainly material cost recovery and favorable foreign currency which had a combined impact of $105 million. Excluding currency, European ride control aftermarket revenues improved compared to last year on higher sales volumes which had a $10 million impact, tied in part to heavy duty sales. Excluding currency, European emission control aftermarket sales were down due to pricing. Light vehicle production increased eight percent in South America and 20 percent in India for the first six months of 2011 when compared to the first six months of 2010. South American and Indian revenues were higher in the first six months of 2011 when compared to the prior year’s first six months primarily due to stronger OE and aftermarket volumes in both regions, which increased revenue by $56 million. Currency also added $18 million to South American and Indian revenue.

Industry light vehicle production for 2011 in the first six months increased four percent in China but decreased 16 percent in Australia year-over-year. Revenues from our Asia Pacific segment, which includes Australia and Asia, increased due to higher sales in Asia. Asian revenues for 2011 improved from last year, primarily due to $42 million from stronger production volumes, particularly in China on key Tenneco-supplied GM, Ford, Audi and Nissan platforms. A $9 million negative impact on revenue due to lower OE production volumes drove the first six months 2011 revenue decrease excluding currency for Australia over the first six months of 2010. Currency benefited revenue by $13 million each in Asia and Australia

Earnings before Interest Expense, Income Taxes and Noncontrolling Interests (“EBIT”) for the Three Months Ended June 30, 2011 and 2010

	Three Months Ended
	June 30,
	2011	2010	Change
	(Millions)

North America	$62	$50	$12
Europe, South America and India	37	30	7
Asia Pacific	14	13	1

	$113	$93	$20

The EBIT results shown in the preceding table include the following items, discussed below under “Restructuring and Other Charges,” which have an effect on the comparability of EBIT results between periods:

	Three Months
	Ended
	June 30,
	2011	2010
	(Millions)

North America
Restructuring and related expenses	$1	$3
Europe, South America and India
Restructuring and related expenses	1	1
Asia Pacific
Restructuring and related expenses	—	—

EBIT for North American operations was $62 million in the second quarter of 2011, an increase of $12 million from $50 million in the second quarter one year ago. The benefits to EBIT from higher OE revenues, stronger margins on new light and commercial vehicle launches, decreased depreciation and amortization expense and improved aftermarket revenues were partially offset by increased material spending, increased manufacturing and distribution costs, and higher selling, general, and administrative costs, which included increased aftermarket changeover costs. There were $1 million of restructuring and related expenses in the second quarter of 2011, primarily related to the closure of a North American ride control plant, compared to $3 million of restructuring and related expenses in the second quarter of 2010. Currency had a favorable year-over-year impact of $7 million in North America’s second quarter 2011 EBIT, which included $4 million in currency transaction benefits in the second quarter of 2011, compared to $2 million in currency transaction losses in the second quarter of 2010.

Our European, South American and Indian segment’s EBIT was $37 million for the second quarter of 2011, up $7 million from $30 million in the second quarter of 2010. The increase was driven by higher OE production volumes, new platform launches, and material cost management activities. Unfavorable pricing, mainly contractual price reductions and the timing of price recoveries for material costs in the Europe aftermarket, and increased selling, general, administrative, and engineering costs, in particular inflationary wage costs in South America, partially offset the increase. Restructuring and related expenses of $1 million, primarily related to headcount reductions in Europe, were included in EBIT for the second quarter of both 2011 and 2010. Currency had a $3 million favorable year-over-year impact on European, South American and Indian segment’s second quarter 2011 EBIT.

EBIT for our Asia Pacific segment, which includes Asia and Australia, increased $1 million to $14 million in the second quarter of 2011 from $13 million in the prior year’s second quarter. The EBIT improvement from higher volumes in China were almost entirely offset by volume declines in Australia, unfavorable pricing, mainly contractual price reductions, and increased selling, general, administrative costs to support new plants in China.

Currency had a $10 million favorable impact on overall company EBIT for 2011 as compared to the prior year.

EBIT as a Percentage of Revenue for the Three Months Ended June 30, 2011 and 2010

	Three Months
	Ended
	June 30,
	2011	2010

North America	7%	7%
Europe, South America & India	5%	5%
Asia Pacific	7%	8%
Total Tenneco	6%	6%

In North America, EBIT as a percentage of revenue for the second quarter of 2011 was even when compared to last year’s second quarter. The increase in EBIT from higher OE revenues, new platform launches, higher aftermarket revenues and decreased restructuring and related charges was offset as a percentage of revenue by increased material spending, higher manufacturing and distribution costs and higher selling, general, and administrative costs, which included increased aftermarket changeover costs. In Europe, South America and India, EBIT margin for the second quarter of 2011 was the same as the prior year’s second quarter. Improved volumes, new platform launches, material cost management actions, and higher aftermarket revenues were offset by unfavorable pricing and increased selling, general, administrative, and engineering expenses. EBIT as a percentage of revenue for our Asia Pacific segment decreased one percentage point in the second quarter of 2011 versus the prior year’s second quarter as higher volumes in China were more than offset as a percentage of revenue by decreased volumes in Australia, unfavorable pricing and increased selling, general, and administrative expenses.

EBIT for the Six Months Ended June 30, 2011 and 2010

	Six Months
	Ended
	June 30,
	2011	2010	Change
	(Millions)

North America	$124	$86	$38
Europe, South America & India	61	42	19
Asia Pacific	22	24	(2)

	$207	$152	$55

The EBIT results shown in the preceding table include the following items, certain of which are discussed below under “Restructuring and Other Charges,” which have an effect on the comparability of EBIT results between periods:

	Six Months
	Ended
	June 30,
	2011	2010
	(Millions)

North America
Restructuring and related expenses	$1	$7
Europe, South America & India
Restructuring and related expenses	2	2
Asia Pacific
Restructuring and related expenses	—	—

EBIT from North American operations increased to $124 million in the first six months of 2011, from $86 million one year ago. The benefits to EBIT from significantly higher OE production volumes, the related manufacturing efficiencies, decreased depreciation and amortization expense and improved aftermarket revenues were partially offset by increased material spending, increased manufacturing and distribution costs, and higher selling, general, administrative and engineering costs, which included a year-over-year increase to aftermarket changeover costs related to new aftermarket business. Restructuring and related expenses of $1 million were included in the first half of 2011 compared to $7 million of restructuring and related expenses in the first half of 2010. Currency had a $7 million favorable impact on North America’s first six months of 2011 EBIT.

Our European, South American and Indian segment’s EBIT was $61 million for the first six months of 2011 compared to $42 million during the same period last year. The increase was driven by higher OE production volumes and the related manufacturing efficiencies, and material cost management activities. Unfavorable pricing, mainly contractual price reductions and the timing of price recoveries for material costs in the Europe aftermarket, and increased selling, general, administrative and engineering costs, in particular inflationary wage costs in South America, partially offset the increase. Restructuring and related expenses of $2 million were included in EBIT for the first six months of both 2011 and 2010. Currency had a $3 million favorable impact on the first six months’ EBIT of 2011 when compared to the first six months of last year.

EBIT for our Asia Pacific segment in the first six months of 2011 was $22 million compared to $24 million in the first six months of 2010. Higher volumes and the related manufacturing efficiencies in China drove EBIT improvement, but was more than offset by volume declines in Australia and increased selling, general, administrative, and engineering costs to support new plants in China and Thailand. Currency had a $1 million unfavorable impact on the first six months’ EBIT of 2011 when compared to the first six months of last year.

Currency had a $9 million favorable impact on overall company EBIT for the six months ended June 30, 2011, as compared to the prior year.

EBIT as a Percentage of Revenue for the Six Months Ended June 30, 2011 and 2010

	Six Months
	Ended
	June 30,
	2011	2010

North America	7%	6%
Europe, South America & India	4%	4%
Asia Pacific	6%	8%
Total Tenneco	6%	5%

In North America, EBIT as a percentage of revenue for the first six months of 2011 was up one percentage point when compared to last year. The increase in EBIT from higher OE production volumes and the related manufacturing efficiencies, higher aftermarket sales, lower depreciation and amortization expense, decreased restructuring and related charges and favorable currency was partially offset as a percentage of revenue by increased material spending and manufacturing and distribution costs and higher selling, general, administrative and engineering expenses, including higher aftermarket changeover costs. In Europe, South America and India, EBIT margin for the first half of 2011 was even with prior year. Improved volumes, the related manufacturing efficiencies, currency benefits and material cost management actions, were offset as a percentage of revenue by unfavorable pricing and increased selling, general, administrative and engineering expenses. EBIT as a percentage of revenue for our Asia Pacific segment decreased two percentage points in the first six months of 2011 versus the prior year as higher volumes and the related manufacturing efficiencies in China, were more than offset by production declines in Australia, increased selling, general, administrative, and engineering expenses and unfavorable pricing.

Interest Expense, Net of Interest Capitalized

We reported interest expense in the second quarter of 2011 of $26 million net of interest capitalized of $1 million (all in our U.S. operations), down from $32 million net of interest capitalized of $1 million ($31 million in our U.S. operations and $1 million in our foreign operations) in the second quarter of 2010. Included in the second quarter of 2010 was $1 million of expense related to our refinancing activities. Excluding the refinancing expenses, interest expense decreased in the second quarter of 2011 compared to the second quarter of the prior year as a result of lower rates due to last year’s debt refinancing transactions.

We reported interest expense in the first half of 2011 of $54 million net of interest capitalized of $2 million ($53 million in our U.S. operations and $1 million in our foreign operations), down from $64 million net of interest capitalized of $2 million ($62 million in our U.S. operations and $2 million in our foreign operations) in the second quarter of 2010. Included in the first half of both 2011 and 2010 was $1 million of expense related to our refinancing activities. Excluding the refinancing expenses, interest expense decreased in the first half of 2011 compared to the first half of the prior year as a result of lower rates due to last year’s debt refinancing transactions.

On June 30, 2011, we had $994 million in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed through December 2020, $250 million is fixed through November 2015, $225 million is fixed through August 2018 and the remainder is fixed from 2012 through 2025. We also have $236 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” later in this Management’s Discussion and Analysis.

Income Taxes

Income tax expense was $30 million for the second quarter of 2011. The tax expense recorded for the second quarter 2011 differs from a statutory rate of 35 percent due to a net tax benefit of $1 million primarily related to U.S. taxable income with no associated tax expense due to our net operating loss carryforward, partially offset by the impact of recording a valuation allowance against the tax benefit for losses in certain foreign jurisdictions and adjustments to prior year income tax estimates. In the second quarter of 2010, we recorded income tax expense of $15 million. The tax expense recorded differs from a statutory rate of 35 percent because of tax benefits of $6 million primarily related to income generated in lower tax rate jurisdictions as well as adjustments to tax estimates.

Income tax expense was $44 million for the first six months of 2011. The tax expense recorded for the first six months of 2011 differs from a statutory rate of 35 percent due to a net tax benefit of $11 million primarily related to U.S. taxable income with no associated tax expense due to our net operating loss carryforward and income generated in lower tax rate jurisdictions, partially offset by adjustments to prior year income tax estimates and the impact of recording a valuation allowance against the tax benefit for losses in certain foreign jurisdictions. In the first six months of 2010, we recorded income tax expense of $30 million. The tax expense recorded for the first six months of 2010 differs from a statutory rate of 35 percent because of a net tax benefit of $1 million primarily related to income generated in lower tax rate jurisdictions as well as adjustments to tax estimates, which were partially offset by non-cash tax charges related to adjustments to prior year income tax estimates and the impact of not benefiting tax losses in the U.S. and certain foreign jurisdictions.

Restructuring and Other Charges

Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. In 2010, we incurred $19 million in restructuring and related costs, of which $14 million was recorded in cost of sales and $5 million was recorded in depreciation and amortization expense. In the second quarter of 2011, we incurred $2 million in restructuring and related costs, all of which was recorded in cost of sales. For the first six months of 2011, we incurred $3 million in restructuring and related costs, primarily related to headcount reductions in Europe and the closure of our ride control plant in Cozad, Nebraska, all of which was recorded in cost of sales.

Amounts related to activities that are part of our restructuring plans are as follows:

	December 31,				June 30,
	2010	2011	Impact of		2011
	Restructuring	Cash	Exchange	Reserve	Restructuring
	Reserve	Payments	Rates	Adjustments	Reserve
	(Millions)

Severance	$7	(4)	—	—	$3

Under the terms of our amended and extended senior credit agreement that took effect on June 3, 2010, we are allowed to exclude $60 million of cash charges and expenses, before taxes, related to cost reduction initiatives incurred after June 3, 2010 from the calculation of the financial covenant ratios required under our senior credit facility. As of June 30, 2011, we have excluded $12 million in cumulative allowable charges relating to restructuring initiatives against the $60 million available under the terms of the senior credit facility.

On September 22, 2009, we announced that we will be closing our original equipment ride control plant in Cozad, Nebraska. We estimate this closing will generate $8 million in annualized cost savings once completed, incremental to the $58 million of savings related to our October 2008 restructuring announcement. Approximately 500 positions are being eliminated at the Cozad plant. As of June 30, 2011, 95 percent of those positions have been eliminated. We are hiring at other facilities as we move production from Cozad to those facilities, which will result in a net decrease of approximately 60 positions. We originally planned to have completed the closing of this facility by the end of 2010, however, as a result of increased customer demand and to better optimize the transfer of some of the manufacturing activities, we are supplying certain of our other facilities with components from Cozad to support this increased demand until capacity adjustments are completed at our other facilities. During 2009 and 2010, we recorded $11 million and $10 million, respectively, of restructuring and related expenses related to this initiative, of which approximately $16 million represents cash expenditures.

Earnings Per Share

We reported net income attributable to Tenneco Inc. of $50 million or $0.81 per diluted common share for the second quarter of 2011. Included in the second quarter results for 2011 were negative impacts from expenses related to our restructuring activities which were offset by net tax benefits. The net impact of these items had no impact on earnings per diluted common share. We reported net income attributable to Tenneco Inc. of $40 million or $0.66 per diluted common share for the second quarter of 2010. Included in the results for the second quarter of 2010 were negative impacts from expenses related to our restructuring activities and costs related to debt refinancing, which were more than offset by the positive impact from tax adjustments. The net impact of these items increased earnings per diluted common share by $0.04.

We reported net income attributable to Tenneco Inc. of $97 million or $1.56 per diluted common share for the first half of 2011. Included in the first six months results for 2011 were negative impacts from expenses related to our restructuring activities and costs related to our refinancing activities, which were more than offset by net tax benefits. The net impact of these items increased earnings per diluted common share by $0.12. We reported net income attributable to Tenneco Inc. of $47 million or $0.77 per diluted common share for the first half of 2010. Included in the results for the first half of 2010 were negative impacts from expenses related to our restructuring activities and costs related to debt refinancing, partially offset by the positive impact from tax adjustments. The net impact of these items decreased earnings per diluted common share by $0.10.

Dividends on Common Stock

On January 10, 2001, our Board of Directors eliminated the quarterly dividend on our common stock. There are no current plans to reinstate a dividend on our common stock.

Cash Flows for the Three Months Ended June 30, 2011 and 2010

	Three Months Ended
	June 30,
	2011	2010
	(Millions)

Cash provided (used) by:
Operating activities	$67	$104
Investing activities	(52)	(39)
Financing activities	(58)	(98)

Operating Activities

For the three months ended June 30, 2011, operating activities provided $67 million in cash compared to $104 million in cash provided during the same period last year. For the second quarter of 2011, cash used for working capital was $36 million versus $3 million of cash provided from working capital in the same period of 2010. Receivables, inventory and accounts payable represented a combined use of $27 million in the second quarter of 2011 compared to a use of $17 million in the second quarter of 2010, driven in both periods by higher demand on working capital to support increased revenue. Cash used for other current assets was $9 million in the second quarter of 2011 compared to a cash source of $9 million in the second quarter of 2010 with the year-over-year difference caused primarily by the timing of engineering and tooling costs recoveries. Cash provided by other current liabilities in the second quarter of 2011 totaled $16 million versus cash provided of $25 million in the second quarter of 2010 reflecting timing differences between the two quarters in the payment of aftermarket customer promotions and rebates. Cash taxes were $23 million for the second quarter of 2011 compared to $16 million in the second quarter of the prior year.

One of our European subsidiaries receives payment from one of its OE customers whereby the accounts receivable are satisfied through the delivery of negotiable financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets. The amount of these financial instruments that was collected before their maturity date and sold at a discount totaled $6 million at June 30, 2011 and December 31, 2010, respectively. No negotiable financial instruments were held by our European subsidiary as of June 30, 2011 and December 31, 2010, respectively.

In certain instances, several of our Chinese subsidiaries receive payment from OE customers and satisfy vendor payments through the receipt and delivery of negotiable financial instruments. Financial instruments used to satisfy vendor payables and not redeemed totaled $13 million and $8 million at June 30, 2011 and December 31, 2010, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $18 million and $11 million at June 30, 2011 and December 31, 2010, respectively. We classify financial instruments received from our OE customers as other current assets if issued by a financial institution of our customers or as customer notes and accounts, net if issued by our customer. We classified $17 million in other current assets and $1 million in customer notes and accounts, net at June 30, 2011. At December 31, 2010, we classified $11 million in other current assets. Some of our Chinese subsidiaries that issue their own negotiable financial instruments to pay vendors are required to maintain a cash balance if they exceed certain credit limits with the financial institution that guarantees those financial instruments. A restricted cash balance was not required at those Chinese subsidiaries at June 30, 2011 and December 31, 2010, respectively.

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

Investing Activities

Cash used for investing activities was $13 million higher in the second quarter of 2011 compared to the same period a year ago. Cash payments for plant, property and equipment were $49 million in the second quarter of 2011 versus payments of $34 million in the second quarter of 2010, an increase of $15 million. This increase was due to investments for new business launches, technology development and future growth opportunities. Cash payments for software-related intangible assets were $3 million in the second quarter of 2011 compared to $6 million in the second quarter of 2010.

Financing Activities

Cash flow from financing activities was an outflow of $58 million for the quarter ending June 30, 2011 compared to an outflow of $98 million for the quarter ending June 30, 2010. In the second quarter of 2011 we announced a plan to repurchase up to 400,000 shares of our outstanding common stock. During the second quarter of 2011, we purchased 270,500 shares of our outstanding common stock for $10.5 million. Borrowings under our revolving credit facility were $85 million in the second quarter of 2011 and $25 million in the prior year second quarter. There were no borrowings outstanding under the North American accounts receivable securitization programs in either quarter ended June 30 of 2011 or 2010.

Cash Flows for the Six Months Ended June 30, 2011 and 2010

	Six Months Ended
	June 30,
	2011	2010
	(Millions)

Cash provided (used) by:
Operating activities	$(36)	$47
Investing activities	(97)	(77)
Financing activities	56	20

Operating Activities

For the six months ended June 30, 2011, operating activities used $36 million in cash compared to $47 million in cash provided during the same period last year. For the first six months of 2011, cash used for working capital was $223 million versus $109 million of cash used for working capital in the same period of 2010. The demand for working capital to support higher revenue drove the increase in the first six months of 2011 versus 2010. Receivables were a use of cash of $290 million in the first six months of 2011 compared to a cash use of $293 million in the prior year’s first six months. Inventory represented a cash outflow of $60 million during the first six months of 2011, compared to a cash outflow of $71 million for the same period of the prior year. Accounts payable provided cash of $134 million for the six months ended June 30, 2011, compared to cash provided of $232 million for the six months ended June 30, 2010. Cash taxes were $33 million for the first six months of 2011 compared to $24 million in the first six months of the prior year.

Investing Activities

Cash used for investing activities was $20 million higher in the first six months of 2011 compared to the same period a year ago. Cash payments for plant, property and equipment were $95 million in the first six months of 2011 versus payments of $72 million in the first six months of 2010, an increase of $23 million. This increase was due to investments for new business launches, technology development and future growth opportunities. Cash payments for software-related intangible assets were $6 million in the first six months of 2011 compared to $8 million in the first six months of 2010.

Financing Activities

Cash flow from financing activities was an inflow of $56 million for the six months ending June 30, 2011 compared to an inflow of $20 million for the six months ending June 30, 2010. In the second quarter of 2011 we announced a plan to repurchase up to 400,000 shares of our outstanding common stock. During the first six months of 2011, we purchased 270,500 shares of our outstanding common stock for $10.5 million.

Outlook

Industry light vehicle production in the third quarter is forecasted to increase four percent year-over-year in regions where Tenneco operates according to IHS Automotive. IHS Automotive projects that light vehicle production in the third quarter will increase year-over-year by six percent in North America, five percent in Europe, one percent in China, 10 percent in India, seven percent in South America and three percent in Australia. These projections include the initial recovery from the impact of the Japan earthquake. Full-year production in the regions where we operate is still predicted to increase seven percent versus last year according to IHS Automotive.

In addition to capitalizing on recovering light vehicle production volumes, we are continuing to launch and ramp-up incremental commercial vehicle emission control business to help our customers meet stricter diesel emissions control standards for on-road and off-road vehicles. Commercial vehicle emission control launches are already underway in North America and will continue to grow as those programs ramp up. We have been delivering small volumes of commercial vehicle emission control products in China and expect volumes in that market to increase significantly as emission control regulations begin to be enforced. We are launching these diesel aftertreatment programs with 13 commercial vehicle and engine manufacturers globally including new programs that will launch in Europe and Brazil later this year.

Our revenue growth will continue to be driven by leveraging production volume recovery with our global platform strength, successfully launching and ramping up new commercial vehicle business and continued strong contributions from our global aftermarket. In addition, we will continue to grow our business on our strong technology foundation as we expand into new markets and with new customers.

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

Revenue Recognition

We recognize revenue for sales to our original equipment and aftermarket customers when title and risk of loss passes to the customers under the terms of our arrangements with those customers, which is usually at the time of shipment from our plants or distribution centers. Generally, in connection with the sale of exhaust systems to certain original equipment manufacturers, we purchase catalytic converters and diesel particulate filters or components thereof including precious metals (“substrates”) on behalf of our customers which are used in the assembled system. These substrates are included in our inventory and “passed through” to the customer at our cost, plus a small margin, since we take title to the inventory and are responsible for both the delivery and quality of the finished product. Revenues recognized for substrate sales were $858 million, and $565 million for the first six months of 2011 and 2010, respectively. For our aftermarket customers, we provide for promotional incentives and returns at the time of sale. Estimates are based upon the terms of the incentives and historical experience with returns. Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis. Shipping and handling costs billed to customers are included in revenues and the related costs are included in cost of sales in our Statements of Income.

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

Pre-production Design and Development and Tooling Assets

We expense pre-production design and development costs as incurred unless we have a contractual guarantee for reimbursement from the original equipment customer. Unbilled pre-production design and development costs recorded in prepayments and other and long-term receivables totaled $20 and $15 million at June 30, 2011 and December 31, 2010, respectively. In addition, plant, property and equipment included $39 million and $38 million at June 30, 2011 and December 31, 2010, respectively, for original equipment tools and dies that we own, and prepayments and other included $52 million and $46 million at June 30, 2011 and December 31, 2010, respectively, for in-process tools and dies that we are building for our original equipment customers.

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

We reported income tax expense of $30 million and $44 million in the three month and six month periods ending June 30, 2011, respectively. The tax expense recorded differs for the first six months of 2011 from the expense that would be recorded using a U.S. Federal statutory rate of 35 percent due to a net tax benefit of $11 million primarily related to U.S. taxable income with no associated tax expense due to our net operating loss (“NOL”) carryforward and income generated in lower tax rate jurisdictions, partially offset by adjustments to prior year income tax estimates and the impact of recording a valuation allowance against the tax benefit for losses in certain foreign jurisdictions. In evaluating the requirements to record a valuation allowance, accounting standards do not permit us to consider an economic recovery in the U.S. or new business we have won. Consequently, beginning in 2008, given our historical losses, we concluded that our ability to fully utilize our NOLs was limited due to projecting the continuation of the negative economic environment and the impact of the negative operating environment on our tax planning strategies. As a result of our tax planning strategies which have not yet been implemented and which do not depend upon generating future taxable income, we carry deferred tax assets in the U.S. of $90 million relating to the expected utilization of those NOLs. The federal NOLs expire beginning in tax years ending in 2020 through 2029. The state NOLs expire in various tax years through 2029.

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

Except in the U.K., our pension plans generally do not require employee contributions. Our policy is to fund our pension plans in accordance with applicable U.S. and foreign government regulations and to make additional payments as funds are available to achieve full funding of the accumulated benefit obligation. At June 30, 2011, all legal funding requirements had been met.

Changes in Accounting Pronouncements

Footnote 12 in our Notes to Condensed Consolidated Financial Statements located in Part I Item 1 of this Form 10-Q is incorporated herein for reference.

Liquidity and Capital Resources

Capitalization

	June 30,	December 31,
	2011	2010	% Change
	(Millions)

Short-term debt and maturities classified as current	$67	$63	6%
Long-term debt	1,227	1,160	6

Total debt	1,294	1,223	6

Total redeemable noncontrolling interests	10	12	(17)

Total noncontrolling interests	35	39	(10)

Tenneco Inc. shareholders’ equity	140	(4)	NM

Total equity	175	35	400

Total capitalization	$1,479	$1,270	16

General.  Short-term debt, which includes maturities classified as current and borrowings by foreign subsidiaries, was $67 million and $63 million as of June 30, 2011 and December 31, 2010, respectively. Borrowings under our revolving credit facilities, which are classified as long-term debt, were $85 million and zero at June 30, 2011 and December 31, 2010, respectively.

The 2011 year-to-date increase in total equity primarily resulted from net income attributable to Tenneco Inc. of $97 million, a $51 million increase caused by the impact of changes in foreign exchange rates on the translation of financial statements of our foreign subsidiaries into U.S. dollars, a $4 million increase in additional liability for pension and postretirement benefits, and a $3 million increase in premium on common stock and other capital surplus relating to common stock issued pursuant to benefit plans, offset by a $10.5 million increase in treasury stock as a result of open market purchases of common stock under our share repurchase program .

Overview.  Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions. The arrangement is secured by substantially all our domestic assets and pledges of up to 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries.

On June 3, 2010, we completed an amendment and extension of our senior secured credit facility by extending the term of our revolving credit facility and replacing our $128 million term loan A with a larger and longer maturity term loan B facility. As a result of the amendment and extension, as of June 30, 2011, the senior credit facility provides us with a total revolving credit facility size of $622 million until March 16, 2012, when commitments of $66 million will expire. After March 16, 2012, the extended revolving credit facility will provide $556 million of revolving credit and will mature on May 31, 2014. The extended facility will mature earlier on December 15, 2013, if our $130 million tranche B-1 letter of credit/revolving loan facility is not refinanced by that date. Prior to maturity, funds may be borrowed, repaid and re-borrowed under the two revolving credit facilities without premium or penalty.

As of June 30, 2011, the senior credit facility also provides a six-year, $150 million term loan B maturing in June 2016, and a seven-year $130 million tranche B-1 letter of credit/revolving loan facility maturing in March 2014. We are required to make quarterly principal payments of $375 thousand on the term loan B, beginning on September 20, 2010 through March 31, 2016 with a final payment of $141 million due June 3, 2016. The tranche B-1 letter of credit/revolving loan facility requires repayment by March 2014. We can enter into revolving loans and issue letters of credit under the $130 million tranche B-1 letter of credit/revolving loan facility. The tranche B-1 letter of credit/revolving loan facility is reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. There is no additional cost to us for issuing letters of credit under the tranche B-1 letter of credit/revolving loan facility. However, outstanding letters of credit reduce our availability to enter into revolving loans under the facility. We pay the tranche B-1 lenders interest equal to the London Interbank Offered Rate (“LIBOR”) plus a margin on all borrowings under the facility. Funds deposited with the administrative agent by the lenders and not borrowed by the Company earn interest at an annual rate approximately equal to LIBOR less 25 basis points.

Beginning June 3, 2010, our term loan B and revolving credit facility bear interest at an annual rate equal to, at our option, either (i) LIBOR plus a margin of 475 and 450 basis points, respectively, or (ii) a rate consisting of the greater of (a) the JPMorgan Chase prime rate plus a margin of 375 and 350 basis points, respectively, (b) the Federal Funds rate plus 50 basis points plus a margin of 375 and 350 basis points, respectively, and (c) the Eurodollar Rate plus 100 basis points plus a margin of 375 and 350 basis points, respectively. The margin we pay on these borrowings will be reduced by 25 basis points following each fiscal quarter for which our consolidated net leverage ratio is less than 2.25 for extending lenders and for the term loan B and will be further reduced by an additional 25 basis points following each fiscal quarter for which the consolidated net leverage ratio is less than 2.0 for extending lenders. The margin we pay on these borrowings for extending lenders will increase by 50 basis points following each fiscal quarter for which our consolidated net leverage ratio is greater than or equal to 4.00 and will be further increased by an additional 50 basis points following each fiscal quarter for which the consolidated net leverage ratio is greater than or equal to 5.00. Our consolidated net leverage ratio was 2.17 and 2.24 as of June 30, 2011 and December 31, 2010, respectively. As a result, the margin we pay on these borrowings was reduced in February 2011 by 25 basis points for extending lenders. However, since the ratio increased during the first quarter to 2.32, the margin we pay on borrowings increased by 25 basis points beginning in May 2011 and will remain at such level until August 2011 when it will decrease again by 25 basis points.

The borrowings under our tranche B-1 letter of credit/revolving loan facility incur interest at an annual rate equal to, at our option, either (i) LIBOR plus a margin of 500 basis points, or (ii) a rate consisting of the greater of

(a) the JPMorgan Chase prime rate plus a margin of 400 basis points, (b) the Federal Funds rate plus 50 basis points plus a margin of 400 basis points, and (c) the Eurodollar Rate plus 100 basis points plus a margin of 400 basis points. The rate will increase by 50 basis points following each fiscal quarter for which our consolidated net leverage ratio is greater than or equal to 5.00.

At June 30, 2011, of the $752 million available under the two revolving credit facilities within our senior secured credit facility, we had unused borrowing capacity of $614 million with $85 million in outstanding borrowings and $53 million in letters of credit outstanding. As of June 30, 2011, our outstanding debt also included $250 million of 8 1/8 percent senior notes due November 15, 2015, $149 million term loan B due June 3, 2016, $225 million of 7 3/4 percent senior notes due August 15, 2018, $500 million of 6 7/8 percent senior notes due December 15, 2020, and $85 million of other debt.

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

Senior Credit Facility — Interest Rates and Fees.  Borrowings and letters of credit issued under the senior credit facility bear interest at an annual rate equal to, at our option, either (i) LIBOR plus a margin as set forth in the table below; or (ii) a rate consisting of the greater of the JPMorgan Chase prime rate, the Federal Funds rate plus 50 basis points or the Eurodollar Rate plus 100 basis points, plus a margin as set forth in the table below:

	8/14/2009	3/1/2010	6/3/2010	2/28/2011
	thru	thru	thru	thru	Beginning
	2/28/2010	6/2/2010	2/27/2011	5/15/2011	5/16/2011

Applicable Margin over LIBOR for Revolving Loans	5.50%	4.50%	4.50%	4.25%	4.50	%*
Applicable Margin over LIBOR for Term Loan B Loans	—	—	4.75%	4.50%	4.75	%*
Applicable Margin over LIBOR for Term Loan A Loans	5.50%	4.50%	—	—	—
Applicable Margin over LIBOR for Tranche B-1 Loans	5.50%	5.00%	5.00%	5.00%	5.00%
Applicable Margin over Prime-based Loans	4.50%	3.50%	—	—	—
Applicable Margin over Prime for Revolving Loans	—	—	3.50%	3.25%	3.50	%*
Applicable Margin over Prime for Term Loan B Loans	—	—	3.75%	3.50%	3.75	%*
Applicable Margin over Prime for Tranche B-1 Loans	—	—	4.00%	4.00%	4.00%
Applicable Margin over Federal Funds for Revolving Loans	—	—	3.50%	3.25%	3.50	%*
Applicable Margin over Federal Funds for Term Loan B Loans	—	—	3.75%	3.50%	3.75	%*
Applicable Margin over Federal Funds for Tranche B-1 Loans	5.00%	4.00%	4.00%	4.00%	4.00%
Commitment Fee	0.75%	0.50%	0.75%	0.50%	0.75	%*

*	In August 2011, the margin we pay on borrowings will decrease by 25 basis points, as a result of a decrease in our consolidated net leverage ratio from 2.32 at March 31, 2011 to 2.17 at June 30, 2011.

Senior Credit Facility — Other Terms and Conditions.  Our senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA, as defined in the senior credit facility agreement), and consolidated interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined under the senior credit facility agreement) at the end of each period indicated. Failure to maintain these ratios will result in a default under our senior credit facility. The financial ratios required under the amended and restated senior credit facility and, the actual ratios we achieved for the first and second quarter of 2011, are as follows:

	Quarter Ended
	March 31,		June 30,
	2011		2011
	Req.	Act.	Req.	Act.

Leverage Ratio (maximum)	4.00	2.32	3.75	2.17
Interest Coverage Ratio (minimum)	2.55	4.37	2.55	4.76

The financial ratios required under the senior credit facility for the remainder of 2011 and beyond are set forth below:

		Interest
	Leverage	Coverage
Period Ending	Ratio	Ratio

September 30, 2011	3.50	2.55
December 31, 2011	3.50	2.55
Each quarter thereafter	3.50	2.75

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

As of June 30, 2011, we were in compliance with all the financial covenants and operational restrictions of the facility. Our senior credit facility does not contain any terms that could accelerate payment of the facility or affect pricing under the facility as a result of a credit rating agency downgrade.

Senior Notes.  As of June 30, 2011, our outstanding debt also includes $250 million of 8 1/8 percent senior notes due November 15, 2015, $225 million of 7 3/4 percent senior notes due August 15, 2018 and $500 million of 6 7/8 percent senior notes due December 15, 2020. Under the indentures governing the notes, we are permitted to redeem some or all of the remaining senior notes at any time after November 15, 2011 in the case of the senior notes due 2015, August 14, 2014 in the case of the senior notes due 2018, and December 15, 2015 in the case of senior notes due 2020. On January 7, 2011, we redeemed all remaining outstanding $20 million of senior subordinated notes at a price of 102.875 percent of principal amount plus accrued and unpaid interest. If we sell certain of our assets or experience specified kinds of changes in control, we must offer to repurchase the notes. Under the indentures governing the notes, we are permitted to redeem up to 35 percent of the senior notes due 2018, with the proceeds of certain equity offerings completed before August 13, 2013 and up to 35 percent of the senior notes due 2020, with the proceeds of certain equity offerings completed before December 15, 2013.

Our senior notes require that, as a condition precedent to incurring certain types of indebtedness not otherwise permitted, our consolidated fixed charge coverage ratio, as calculated on a pro forma basis, be greater than 2.00. The indentures also contain restrictions on our operations, including limitations on: (i) incurring additional indebtedness or liens; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; (v) asset sales and (vi) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. As of June 30, 2011, we were in compliance with the covenants and restrictions of these indentures.

Accounts Receivable Securitization.  We securitize some of our accounts receivable on a limited recourse basis in North America and Europe. As servicer under these accounts receivable securitization programs, we are responsible for performing all accounts receivable administration functions for these securitized financial assets including collections and processing of customer invoice adjustments. In North America, we have an accounts receivable securitization program with three commercial banks comprised of a first priority facility and a second priority facility. We securitize original equipment and aftermarket receivables on a daily basis under the bank program. In March 2011, the North American program was amended and extended to March 23, 2012. The first priority facility continues to provide financing of up to $110 million and the second priority facility, which is subordinated to the first priority facility, continues to provide up to an additional $40 million of financing. Both facilities monetize accounts receivable generated in the U.S. and Canada that meet certain eligibility requirements, and the second priority facility also monetizes certain accounts receivable generated in the U.S. or Canada that would otherwise be ineligible under the first priority securitization facility. The amendments to the North American program expand the trade receivables that are eligible for purchase under the program and decrease the margin we pay to our banks. We had no outstanding third party investments in our securitized accounts receivable under the North American program at June 30, 2011 and December 31, 2010, respectively.

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

We also securitize receivables in our European operations with regional banks in Europe. The arrangements to securitize receivables in Europe are provided under seven separate facilities provided by various financial institutions in each of the foreign jurisdictions. The commitments for these arrangements are generally for one year, but some may be cancelled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon 15 days, or less, notification. The amount of outstanding third party investments in our securitized accounts receivable in Europe was $136 million and $91 million at June 30, 2011 and December 31, 2010, respectively.

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

In our North American accounts receivable securitization programs, we transfer a partial interest in a pool of receivables and the interest that we retain is subordinate to the transferred interest. Accordingly, we account for our North American securitization program as a secured borrowing. In our European programs, we transfer accounts receivables in their entirety to the acquiring entities and satisfy all of the conditions established under ASC Topic 860, “Transfers and Servicing,” to report the transfer of financial assets in their entirety as a sale. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under our European securitization programs approximates the fair value of such receivables. We recognized $1 million in interest expense in each of the three month periods ended June 30, 2011 and 2010, respectively, and $2 million in each of the six month periods ended June 30, 2011 and 2010, respectively, relating to our North American securitization program. In addition, we recognized a loss of $2 million and $1 million in the three month periods ended June 30, 2011 and 2010, respectively, and $3 million and $2 million in the six month periods ended June 30, 2011 and 2010, respectively, on the sale of trade accounts receivable in our European accounts receivable securitization programs, representing the discount from book values at which these receivables were sold to our banks. The discount rate varies based on funding costs incurred by our banks, which averaged approximately three percent and five percent during the first half of 2011 and 2010, respectively.

Capital Requirements.  We believe that cash flows from operations, combined with our cash on hand, subject to any applicable withholding taxes upon repatriation of cash balances from our foreign operations, and available borrowing capacity described above, assuming that we maintain compliance with the financial covenants and other requirements of our loan agreement, will be sufficient to meet our future capital requirements, including debt amortization, capital expenditures, pension contributions, and other operational requirements, for the following year. Our ability to meet the financial covenants depends upon a number of operational and economic factors, many of which are beyond our control. In the event that we are unable to meet these financial covenants, we would consider several options to meet our cash flow needs. Such actions include additional restructuring initiatives and other cost reductions, sales of assets, reductions to working capital and capital spending, issuance of equity and other alternatives to enhance our financial and operating position. Should we be required to implement any of these actions to meet our cash flow needs, we believe we can do so in a reasonable time frame.

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

In managing our foreign currency exposures, we identify and aggregate existing offsetting positions and then hedge residual exposures through third-party derivative contracts. The fair value of our foreign currency forward contracts was less than $1 million at June 30, 2011 and is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. The following table summarizes by major currency the notional amounts for our foreign currency forward purchase and sale contracts as of June 30, 2011. All contracts in the following table mature in 2011.

		Notional Amount
		in Foreign Currency
		(Millions)

Australian dollars	—Purchase	2
British pounds	—Purchase	4
European euro	—Sell	(12)
Japanese yen	—Purchase	532
South African rand	—Purchase	164
U.S. dollars	—Purchase	14
	—Sell	(22)
Other	—Purchase	1
	—Sell	(13)

Interest Rate Risk

Our financial instruments that are sensitive to market risk for changes in interest rates are primarily our debt securities. We use our revolving credit facilities to finance our short-term and long-term capital requirements. We pay a current market rate of interest on these borrowings. Our long-term capital requirements have been financed with long-term debt with original maturity dates ranging from four to ten years. On June 30, 2011, we had $994 million in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed through December 2020, $250 million is fixed through November 2015, $225 million is fixed through August 2018 and the remainder is fixed from 2012 through 2025. We also have $236 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” earlier in this Management’s Discussion and Analysis.

We estimate that the fair value of our long-term debt at June 30, 2011 was about 103 percent of its book value. A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $3 million.

Environmental and Legal Contingencies

We are involved in environmental remediation matters, legal proceedings, claims, investigations and warranty obligations that are incidental to the conduct of our business and create the potential for contingent losses. We accrue for potential contingent losses when our review of available facts indicates that it is probable a loss has been incurred and the amount of the loss is reasonably estimable. Each quarter we assess our loss contingencies based upon currently available facts, existing technology, and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors and record adjustments to these reserves as required. As an example, we consider all available evidence including prior experience in remediation of contaminated sites, other companies’ cleanup experiences and data released by the United States Environmental Protection Agency or other organizations when we evaluate our environmental remediation contingencies. Further, all of our loss contingency estimates are subject to revision in future periods based on actual costs or new information. With respect to our environmental liabilities, where future cash flows are fixed or reliably determinable, we have discounted those liabilities. All other environmental liabilities are recorded at their undiscounted amounts. We evaluate recoveries separately from the liability and, when they are assured, recoveries are recorded and reported separately from the associated liability in our condensed consolidated financial statements.

We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense costs related to an existing condition caused by past operations that do not contribute to current or future revenue generation. As of June 30, 2011, we have the obligation to remediate or contribute towards the remediation of certain sites, including two existing Federal Superfund sites. At June 30, 2011, our aggregated estimated share of environmental remediation costs for all these sites on a discounted basis was approximately $16 million, of which $5 million is recorded in other current liabilities and $11 million is recorded in deferred credits and other liabilities in our condensed consolidated balance sheet. For those locations in which the liability was discounted, the weighted average discount rate used was 3.0 percent. The undiscounted value of the estimated remediation costs was $21 million. Our expected payments of environmental remediation costs are estimated to be approximately $5 million in 2011, $1 million each year beginning 2012 through 2015 and $13 million thereafter. Based on information known to us, we have established reserves that we believe are adequate for these costs. Although we believe these estimates of remediation costs are reasonable and are based on the latest available information, the costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute towards the remediation costs. In addition, certain environmental statutes provide that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at these sites has been considered, where appropriate, in our determination of our estimated liability. We do not believe that any potential costs associated with our current status as a potentially responsible party in the Federal Superfund sites, or as a liable party at the other locations referenced herein, will be material to our condensed consolidated results of operations, financial position or cash flows.

We also from time to time are involved in legal proceedings, claims or investigations. Some of these proceedings allege damages against us relating to environmental liabilities (including, toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warning issues, and other product liability related matters), taxes, employment matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. For example, one of our Argentine subsidiaries is currently defending against a criminal complaint alleging the failure to comply with laws requiring the proceeds of export transactions to be collected, reported and/or converted to local currency within specified time periods. As another example, we are subject to an audit in 11 states of our practices with respect to the payment of unclaimed property to those states, which could cover over 30 years. We now have practices in place which we believe ensure that we pay unclaimed property as required. We vigorously defend ourselves against all of these claims. In future periods, we could be subject to cash costs or charges to earnings if any of these matters are resolved on unfavorable terms. However, although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, including our assessment of the merits of the particular claim, we do not expect that these legal proceedings or claims will have any material adverse impact on our future consolidated financial position, results of operations or cash flows.

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

Employee Stock Ownership Plans

We have established Employee Stock Ownership Plans for the benefit of U.S. employees. Under the plans, subject to limitations in the Internal Revenue Code, participants may elect to defer up to 75 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We match in cash 50 percent of each employee’s contribution up to eight percent of the employee’s salary. In connection with freezing the defined benefit pension plans for nearly all U.S. based salaried and non-union hourly employees effective December 31, 2006, and the related replacement of those defined benefit plans with defined contribution plans, we are making additional contributions to the Employee Stock Ownership Plans. We recorded expense for these contributions of approximately $9 million and $8 million for the six months ended June 30, 2011 and 2010, respectively. Matching contributions vest immediately. Defined benefit replacement contributions fully vest on the employee’s third anniversary of employment.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(a) None.

(b) Not applicable.

(c) Purchase of equity securities by the issuer and affiliated purchasers.  The following table provides information relating to our purchase of shares of our common stock in the second quarter of 2011. These purchases reflect shares purchased through our share repurchase program and shares withheld upon vesting of restricted stock, to satisfy statutory minimum tax withholding obligations.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares That
			Part of	May Yet be
			Publicly	Purchased
			Announced	Under
	Total Number of	Average	Plans or	These Plans
Period	Shares Purchased	Price Paid	Programs	or Programs

April 2011	145	$44.85	—	—
May 2011	648	$43.51	—	—
June 2011	271,090	$38.76	270,500	129,500

Total	271,883	$38.77	270,500	129,500

In May 2011, our Board of Directors approved a share repurchase program, authorizing our company to repurchase up to 400,000 shares of our outstanding common stock over a 12 months period. Our share repurchase program is intended to offset dilution from shares of restricted stock and stock options that were issued in 2011 to employees. As of June 30, 2011, we purchased 270,500 shares at a total cost of $10.5 million through this program. These repurchased shares are held as part of our treasury stock which increased to 1,565,192 shares at June 30, 2011 from 1,294,692 shares at December 31, 2010. We completed the repurchase of the remaining 129,500 shares by August 3, 2011, at a total cost of $5.5 million through this program. We have acquired all of these shares through open market purchases, which were funded through cash from operations.

During the second quarter of 2011, we repurchased and subsequently cancelled 1,383 shares to satisfy the statutory minimum tax withholding requirements for restricted stock which vested during the quarter. We intend to continue to satisfy statutory minimum tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Tenneco Inc. has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TENNECO INC.

By:	/s/ Kenneth R. Trammell
Kenneth R. Trammell
Executive Vice President and Chief
Financial Officer

Dated: August 8, 2011

INDEX TO EXHIBITS
TO
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2011

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