Form 10-Q
period 2011-09-30
TENNECO INC
filed 2011-11-07
CIK 1024725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011
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

Common Stock, par value $0.01 per share: 60,296,327 shares outstanding as of October 31, 2011.

Page

Part I — Financial Information
Item 1. Financial Statements (Unaudited)	4
Tenneco Inc. and Consolidated Subsidiaries —
Report of Independent Registered Public Accounting Firm	4
Condensed Consolidated Statements of Income	5
Condensed Consolidated Balance Sheets	6
Condensed Consolidated Statements of Cash Flows	7
Condensed Consolidated Statements of Changes in Shareholders’ Equity	8
Condensed Consolidated Statements of Comprehensive Income (Loss)	9
Notes to Condensed Consolidated Financial Statements	11
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item 3. Quantitative and Qualitative Disclosures About Market Risk	70
Item 4. Controls and Procedures	70
Part II — Other Information
Item 1. Legal Proceedings	*
Item 1A. Risk Factors	71
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	71
Item 3. Defaults Upon Senior Securities	*
Item 4. Removed and Reserved	*
Item 5. Other Information	*
Item 6. Exhibits	*
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

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR”
PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, our prospects and business strategies. These forward-looking statements are included in various sections of this report, including the section entitled “Outlook” appearing in Item 2 of this report. The words “may,” “will,” “believe,” “should,” “could,” “plan,” “expect,” “anticipate,” “estimate,” and similar expressions (and variations thereof), identify these forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, these expectations may not prove to be correct. Because these forward-looking statements are also subject to risks and uncertainties, actual results may differ materially from the expectations expressed in the forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include:

•	general economic, business and market conditions;

•	our ability to source and procure needed materials, components and other products and services in accordance with customer demand and at competitive prices;

•	changes in capital availability or costs, including increases in our cost of borrowing (i.e., interest rate increases), the amount of our debt, our ability to access capital markets at favorable rates, and the credit ratings of our debt;

•	changes in consumer demand, prices and our ability to have our products included on top selling vehicles, including any shifts in consumer preferences away from light trucks, which tend to be higher margin products for our customers and us, to other lower margin vehicles, for which we may or may not have supply contracts;

•	changes in automotive and commercial vehicle manufacturers’ production rates and their actual and forecasted requirements for our products, such as the significant production cuts during 2008 and 2009 by automotive manufacturers in response to difficult economic conditions;

•	the overall highly competitive nature of the automobile and commercial vehicle parts industries, and any resultant inability to realize the sales represented by our awarded book of business (which is based on anticipated pricing and volumes for the applicable program over its life);

•	the loss of any of our large original equipment manufacturer (“OEM”) customers (on whom we depend for a substantial portion of our revenues), or the loss of market shares by these customers if we are unable to achieve increased sales to other OEMs;

•	industrywide strikes, labor disruptions at our facilities or any labor or other economic disruptions at any of our significant customers or suppliers or any of our customers’ other suppliers (such as the 2008 strike at American Axle, which disrupted our supply of products for significant General Motors platforms);

•	increases in the costs of raw materials, including our ability to successfully reduce the impact of any such cost increases through materials substitutions, cost reduction initiatives, low cost country sourcing, and price recovery efforts with aftermarket and OE customers;

•	the negative impact of higher fuel prices on transportation and logistics costs, raw material costs and discretionary purchases of vehicles or aftermarket products;

•	the cyclical nature of the global vehicle industry, including the performance of the global aftermarket sector and the longer product lives of vehicle parts;

•	our ability to successfully execute cash management, restructuring and other cost reduction plans and to realize anticipated benefits from these plans;

•	costs related to product warranties and other customer satisfaction actions;

•	the impact of consolidation among vehicle parts suppliers and customers on our ability to compete;

•	changes in distribution channels or competitive conditions in the markets and countries where we operate, including the impact of changes in distribution channels for aftermarket products on our ability to increase or maintain aftermarket sales;

•	the cost and outcome of existing and any future legal proceedings, including, but not limited to, proceedings against us or our customers relating to intellectual property rights;

•	economic, exchange rate and political conditions in the countries where we operate or sell our products;

•	customer acceptance of new products;

•	new technologies that reduce the demand for certain of our products or otherwise render them obsolete;

•	our ability to realize our business strategy of improving operating performance;

•	our ability to successfully integrate any acquisitions that we complete and effectively manage our joint ventures and other third-party partnerships;

•	changes by the Financial Accounting Standards Board or the Securities and Exchange Commission of authoritative generally accepted accounting principles or policies;

•	changes in accounting estimates and assumptions, including changes based on additional information;

•	any changes by International Standards Organization (ISO), Technical Specifications (TS) and other such committees in their certification processes for processes and products, which may have the effect of delaying or hindering our ability to bring new products to market;

•	the impact of changes in and compliance with laws and regulations, including environmental laws and regulations, which may result in our incurrence of environmental liabilities in excess of the amount reserved, the implementation of mandated timelines for worldwide emission regulation, which could impact the demand for certain of our products, and any changes to the timing of the funding requirements for our pension and other postretirement benefit liabilities;

•	decisions by federal, state and local governments to provide (or discontinue) incentive programs related to automobile or other vehicle purchases;

•	the potential impairment in the carrying value of our long-lived assets and goodwill or our deferred tax assets;

•	potential volatility in our effective tax rate;

•	natural disasters, such as the recent earthquake in Japan and flooding in Thailand, and any resultant disruptions in the supply of goods or services to us or in production or demand by our customers;

•	acts of war and/or terrorism, as well as actions taken or to be taken by the United States and other governments as a result of further acts or threats of terrorism, and the impact of these acts on economic, financial and social conditions in the countries where we operate; and

•	the timing and occurrence (or non-occurrence) of other transactions, events and circumstances which may be beyond our control.

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

We have reviewed the accompanying condensed consolidated balance sheet of Tenneco Inc. and consolidated subsidiaries as of September 30, 2011, and the related condensed consolidated statements of income (loss), of cash flows, and of comprehensive income for the three-month and nine-month periods ended September 30, 2011 and 2010, and of changes in shareholders’ equity for the nine-month periods ended September 30, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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
November 7, 2011

The “Report of Independent Registered Public Accounting Firm” included above is not a “report” or “part of a Registration Statement” prepared or certified by an independent accountant within the meaning of Sections 7 and 11 of the Securities Act of 1933, and the accountants’ Section 11 liability does not extend to such report.

TENNECO INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
	(Millions Except Share and Per Share Amounts)

Revenues
Net sales and operating revenues	$1,773	$1,542	$5,421	$4,360

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	1,492	1,280	4,523	3,575
Goodwill impairment charge	11	—	11	—
Engineering, research, and development	32	30	102	90
Selling, general, and administrative	101	109	328	307
Depreciation and amortization of other intangibles	51	55	156	163

	1,687	1,474	5,120	4,135

Other income (expense)
Loss on sale of receivables	(1)	(1)	(4)	(3)
Other income (expense)	(1)	—	(6)	(3)

	(2)	(1)	(10)	(6)

Earnings before interest expense, income taxes, and noncontrolling interests	84	67	291	219
Interest expense (net of interest capitalized of $1 million in each of the three months ended September 30, 2011 and 2010, respectively and $3 million in each of the nine months ended September 30, 2011 and 2010, respectively)	27	36	81	100
Income tax expense	21	15	65	45

Net income	36	16	145	74

Less: Net income attributable to noncontrolling interests	6	6	18	17

Net income attributable to Tenneco Inc.	$30	$10	$127	$57

Earnings per share
Weighted average shares of common stock outstanding —
Basic	59,793,866	59,235,282	59,866,717	59,102,041
Diluted	61,541,476	61,079,919	61,738,278	60,859,093
Basic earnings per share of common stock	$0.51	$0.17	$2.12	$0.97
Diluted earnings per share of common stock	$0.49	$0.17	$2.06	$0.94

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of income.

TENNECO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2011	2010
	(Millions)

ASSETS
Current assets:
Cash and cash equivalents	$163	$233
Receivables —
Customer notes and accounts, net	1,073	796
Other	44	30
Inventories —
Finished goods	250	222
Work in process	194	164
Raw materials	131	118
Materials and supplies	46	43
Deferred income taxes	42	38
Prepayments and other	160	146

Total current assets	2,103	1,790

Other assets:
Long-term receivables, net	13	9
Goodwill	75	89
Intangibles, net	33	32
Deferred income taxes	87	92
Other	99	105

	307	327

Plant, property, and equipment, at cost	3,136	3,109
Less — Accumulated depreciation and amortization	(2,110)	(2,059)

	1,026	1,050

Total assets	$3,436	$3,167

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)	$70	$63
Trade payables	1,181	1,048
Accrued taxes	46	51
Accrued interest	23	13
Accrued liabilities	246	227
Other	56	66

Total current liabilities	1,622	1,468

Long-term debt	1,234	1,160
Deferred income taxes	50	56
Postretirement benefits	279	311
Deferred credits and other liabilities	121	125
Commitments and contingencies

Total liabilities	3,306	3,120

Redeemable noncontrolling interests	10	12

Tenneco Inc. Shareholders’ equity:
Common stock	1	1
Premium on common stock and other capital surplus	3,012	3,008
Accumulated other comprehensive loss	(265)	(237)
Retained earnings (accumulated deficit)	(2,409)	(2,536)

	339	236
Less — Shares held as treasury stock, at cost	256	240

Total Tenneco Inc. shareholders’ equity	83	(4)

Noncontrolling interests	37	39

Total equity	120	35

Total liabilities, redeemable noncontrolling interests and equity	$3,436	$3,167

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

TENNECO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
		(Millions)

Operating Activities
Net income	$36	$16	$145	$74
Adjustments to reconcile net income to cash provided by operating activities —
Goodwill impairment charge	11	—	11	—
Depreciation and amortization of other intangibles	51	55	156	163
Deferred income taxes	2	(6)	(3)	(4)
Stock-based compensation	2	2	6	7
Loss on sale of assets	2	—	3	3
Changes in components of working capital —
(Increase) decrease in receivables	(24)	(81)	(314)	(374)
(Increase) decrease in inventories	(25)	(52)	(85)	(123)
(Increase) decrease in prepayments and other current assets	6	(3)	(18)	(1)
Increase (decrease) in payables	25	33	159	265
Increase (decrease) in accrued taxes	(7)	12	(7)	13
Increase (decrease) in accrued interest	9	7	9	8
Increase (decrease) in other current liabilities	(2)	15	15	34
Changes in long-term assets	1	3	(2)	4
Changes in long-term liabilities	(10)	18	(31)	(3)
Other	3	(2)	—	(2)

Net cash provided by operating activities	80	17	44	64

Investing Activities
Proceeds from the sale of assets	—	2	4	3
Cash payments for plant, property, and equipment	(50)	(33)	(145)	(105)
Cash payments for software related intangible assets	(4)	(3)	(10)	(11)
Other	—	(1)	—	1

Net cash used by investing activities	(54)	(35)	(151)	(112)

Financing Activities
Purchase of common stock under the share repurchase program	(5)	—	(16)	—
Issuance of long-term debt	1	225	5	380
Debt issuance cost of long-term debt	—	(5)	(1)	(14)
Retirement of long-term debt	—	(246)	(23)	(383)
Increase (decrease) in bank overdrafts	(5)	10	3	12
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	20	63	108	83
Capital contribution from noncontrolling interest partner	—	—	1	—
Purchase of additional noncontrolling equity interest	(4)	—	(4)	—
Distributions to noncontrolling interest partners	(10)	(3)	(20)	(14)

Net cash provided (used) by financing activities	(3)	44	53	64

Effect of foreign exchange rate changes on cash and cash equivalents	(21)	12	(16)	1

Increase (decrease) in cash and cash equivalents	2	38	(70)	17
Cash and cash equivalents, July 1 and January 1, respectively	161	146	233	167

Cash and cash equivalents, September 30 (Note)	$163	$184	$163	$184

Supplemental Cash Flow Information
Cash paid during the period for interest	$18	$28	$71	$89
Cash paid during the period for income taxes (net of refunds)	25	18	58	42
Non-cash Investing and Financing Activities
Period end balance of trade payables for plant, property, and equipment	$23	$12	$23	$12

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of cash flows.

TENNECO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Nine Months Ended September 30,
	2011		2010
	Shares	Amount	Shares	Amount
	(Millions Except Share Amounts)

Tenneco Inc. Shareholders:
Common Stock
Balance January 1	61,541,760	$1	60,789,739	$1
Issued pursuant to benefit plans	52,394	—	172,022	—
Stock options exercised	323,039	—	301,029	—

Balance September 30	61,917,193	1	61,262,790	1

Premium on Common Stock and Other Capital Surplus
Balance January 1		3,008		3,005
Purchase of additional noncontrolling equity interest		(2)		(11)
Premium on common stock issued pursuant to benefit plans		6		8

Balance September 30		3,012		3,002

Accumulated Other Comprehensive Loss
Balance January 1		(237)		(212)
Other comprehensive loss		(28)		(28)

Balance September 30		(265)		(240)

Retained Earnings (Accumulated Deficit)
Balance January 1		(2,536)		(2,575)
Net income attributable to Tenneco Inc.		127		57

Balance September 30		(2,409)		(2,518)

Less — Common Stock Held as Treasury Stock, at Cost
Balance January 1	1,294,692	240	1,294,692	240
Purchase of common stock through stock repurchase program	400,000	16	—	—

Balance September 30	1,694,692	256	1,294,692	240

Total Tenneco Inc. shareholders’ equity		$83		$5

Noncontrolling Interests:
Balance January 1		$39		$32
Net income		13		11
Sale of twenty percent equity interest to Tenneco Inc.		—		(4)
Other comprehensive income		(1)		2
Dividends declared		(14)		(8)

Balance September 30		$37		$33

Total equity		$120		$38

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of changes in shareholders’ equity.

TENNECO INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30, 2011
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated		Accumulated		Accumulated
	Other		Other		Other
	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive
	Income	Income	Income	Income	Income	Income
	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)
	(Millions)

Net Income		$30		$6		$36

Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance July 1	$59		$5		$64
Translation of foreign currency statements	(82)	(82)	(1)	(1)	(83)	(83)

Balance September 30	(23)		4		(19)

Additional Liability for Pension Benefits
Balance July 1	(246)		—		(246)

Additional Liability for Pension and Postretirement Benefits, net of tax	4	4			4	4

Balance September 30	(242)		—		(242)

Balance September 30	$(265)		$4		$(261)

Other Comprehensive Income (Loss)		(78)		(1)		(79)

Comprehensive Income (Loss)		$(48)		$5		$(43)

	Three Months Ended September 30, 2010
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated		Accumulated		Accumulated
	Other		Other		Other
	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive
	Income	Income	Income	Income	Income	Income
	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)
			(Millions)

Net Income		$10		$6		$16

Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance July 1	$(72)		$3		$(69)
Translation of foreign currency statements	75	75	1	1	76	76

Balance September 30	3		4		7

Additional Liability for Pension Benefits
Balance July 1	(246)		—		(246)

Additional Liability for Pension and Postretirement Benefits, net of tax	3	3	—		3	3

Balance September 30	(243)		—		(243)

Balance September 30	$(240)		$4		$(236)

Other Comprehensive Income		78		1		79

Comprehensive Income		$88		$7		$95

The accompanying notes to the condensed consolidated financial statements are in an integral part of these statements of comprehensive income.

TENNECO INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Nine Months Ended September 30, 2011
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated		Accumulated		Accumulated
	Other		Other		Other
	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive
	Income	Income	Income	Income	Income	Income
	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)
			(Millions)

Net Income		$127		$18		$145

Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$8		$5		$13
Translation of foreign currency statements	(31)	(31)	(1)	(1)	(32)	(32)

Balance September 30	(23)		4		(19)

Additional Liability for Pension Benefits
Balance January 1	(250)		—		(250)

Additional Liability for Pension and Postretirement Benefits, net of tax	8	8			8	8

Balance September 30	(242)		—		(242)

Balance September 30	$(265)		$4		$(261)

Other Comprehensive Income (Loss)		(23)		(1)		(24)

Comprehensive Income		$104		$17		$121

	Nine Months Ended September 30, 2010
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated		Accumulated		Accumulated
	Other		Other		Other
	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive
	Income	Income	Income	Income	Income	Income
	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)	(Loss)
			(Millions)

Net Income		$57		$17		$74

Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$37		$—		$37
Translation of foreign currency statements	(34)	(34)	4	4	(30)	(30)

Balance September 30	3		4		7

Additional Liability for Pension Benefits
Balance January 1	(249)		—		(249)

Additional Liability for Pension and Postretirement Benefits, net of tax	6	6			6	6

Balance September 30	(243)		—		(243)

Balance September 30	$(240)		$4		$(236)

Other Comprehensive Income (Loss)		(28)		4		(24)

Comprehensive Income		$29		$21		$50

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

(2)	Financial Instruments

The carrying and estimated fair values of our financial instruments by class at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Millions)

Long-term debt (including current maturities)	$1,236	$1,245	$1,162	$1,201
Instruments with off-balance sheet risk:
Foreign exchange forward contracts:
Asset derivative contracts	—	—	2	2
Liability derivative contracts	2	2	—	—

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

Foreign exchange forward contracts — We use derivative financial instruments, principally foreign currency forward purchase and sales contracts with terms of less than one year, to hedge our exposure to changes in foreign currency exchange rates. Our primary exposure to changes in foreign currency rates results from intercompany loans made between affiliates to minimize the need for borrowings from third parties. Additionally, we enter into foreign currency forward purchase and sale contracts to mitigate our exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables. We manage counter-party credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements. We do not enter into derivative financial instruments for speculative purposes. The fair value of our foreign currency forward contracts is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. We record the change in

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

fair value of these foreign exchange forward contracts as part of currency gains (losses) within cost of sales in the condensed consolidated statements of income. The fair value of foreign exchange forward contracts are recorded in prepayments and other current assets or other current liabilities in the condensed consolidated balance sheet. The fair value of our foreign exchange forward contracts, presented on a gross basis by derivative contract at September 30, 2011 and December 31, 2010, respectively, was as follows:

Fair Value of Derivative Instruments
	September 30, 2011			December 31, 2010
	Asset	Liability		Asset	Liability
	Derivatives	Derivatives	Total	Derivatives	Derivatives	Total
(Millions)

Foreign exchange forward contracts	$—	$2	$2	$2	$—	$2

The fair value of our recurring financial assets and liabilities at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011			December 31, 2010
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(Millions)

Financial Assets:
Foreign exchange contracts	n/a	$—	n/a	n/a	$2	n/a
Financial Liabilities:
Foreign exchange contracts	n/a	$2	n/a	n/a	$—	n/a

The fair value hierarchy definition prioritizes the inputs used in measuring fair value into the following levels:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

Level 3 — Unobservable inputs based on our own assumptions.

The following table summarizes by major currency the notional amounts for foreign currency forward purchase and sale contracts as of September 30, 2011 (all of which mature in 2011):

		Notional Amount
		in Foreign Currency
		(Millions)

Australian dollars	—Purchase	2
British pounds	—Purchase	4
European euro	—Sell	(9)
Japanese Yen	—Purchase	442
South African rand	—Purchase	162
U.S. dollars	—Purchase	1
	—Sell	(23)
Other	—Sell	(1)

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

On June 3, 2010, we completed an amendment and extension of our senior secured credit facility by extending the term of our revolving credit facility and replacing our $128 million term loan A with a larger and longer maturity term loan B facility. As a result of the amendment and extension, as of September 30, 2011, the senior credit facility provides us with a total revolving credit facility size of $622 million until March 16, 2012, when commitments of $66 million will expire. After March 16, 2012, the extended revolving credit facility will provide $556 million of revolving credit and will mature on May 31, 2014. The extended facility will mature earlier on December 15, 2013, if our $130 million tranche B-1 letter of credit/revolving loan facility is not refinanced by that date. Prior to maturity, funds may be borrowed, repaid and re-borrowed under the two revolving credit facilities without premium or penalty.

As of September 30, 2011, the senior credit facility also provides a six-year, $148 million term loan B maturing in June 2016, and a seven-year $130 million tranche B-1 letter of credit/revolving loan facility maturing in March 2014. We are required to make quarterly principal payments of $375 thousand on the term loan B, through March 31, 2016 with a final payment of $141 million due June 3, 2016. The tranche B-1 letter of credit/revolving loan facility requires repayment by March 2014. We can enter into revolving loans and issue letters of credit under the $130 million tranche B-1 letter of credit/revolving loan facility. The tranche B-1 letter of credit/revolving loan facility is reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. There is no additional cost to us for issuing letters of credit under the tranche B-1 letter of credit/revolving loan facility. However, outstanding letters of credit reduce our availability to enter into revolving loans under the facility. We pay the tranche B-1 lenders interest equal to the London Interbank Offered Rate (“LIBOR”) plus a margin on all borrowings under the facility. Funds deposited with the administrative agent by the lenders and not borrowed by the Company earn interest at an annual rate approximately equal to LIBOR less 25 basis points.

The financial ratios required under the senior credit facility for the remainder of 2011 and beyond are set forth below. As of September 30, 2011, we were in compliance with all the financial covenants and operational restrictions of the senior credit facility.

		Interest
	Leverage	Coverage
Period Ending	Ratio	Ratio

December 31, 2011	3.50	2.55
Each quarter thereafter	3.50	2.75

Beginning June 3, 2010, our term loan B and revolving credit facility bear interest at an annual rate equal to, at our option, either (i) LIBOR plus a margin of 475 and 450 basis points, respectively, or (ii) a rate consisting of the greater of (a) the JPMorgan Chase prime rate plus a margin of 375 and 350 basis points, respectively, (b) the Federal Funds rate plus 50 basis points plus a margin of 375 and 350 basis points, respectively, and (c) the Eurodollar Rate plus 100 basis points plus a margin of 375 and 350 basis points, respectively. The margin we pay on these borrowings will be reduced by 25 basis points following each fiscal quarter for which our consolidated net leverage ratio is less than 2.25 for extending lenders and for the term loan B and will be further reduced by an additional 25 basis points following each fiscal quarter for which the consolidated net leverage ratio is less than 2.00 for extending lenders. Our consolidated net leverage ratio was 2.07 and 2.24 as of September 30, 2011 and December 31, 2010, respectively. As a result, the margin we pay on these borrowings was reduced in February 2011 by 25 basis points for extending lenders. However, since the ratio increased during the first quarter to 2.32, the margin we pay on borrowings increased by 25 basis points beginning in May 2011 and remained at such level until August 2011 when it decreased again by 25 basis points.

The borrowings under our tranche B-1 letter of credit/revolving loan facility incur interest at an annual rate equal to, at our option, either (i) LIBOR plus a margin of 500 basis points, or (ii) a rate consisting of the greater of (a) the JPMorgan Chase prime rate plus a margin of 400 basis points, (b) the Federal Funds rate plus 50 basis points

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

plus a margin of 400 basis points, and (c) the Eurodollar Rate plus 100 basis points plus a margin of 400 basis points. The rate will increase by 50 basis points following each fiscal quarter for which our consolidated net leverage ratio is greater than or equal to 5.00.

At September 30, 2011, of the $752 million available under the two revolving credit facilities within our senior secured credit facility, we had unused borrowing capacity of $601 million with $97 million in outstanding borrowings and $54 million in letters of credit outstanding. As of September 30, 2011, our outstanding debt also included $250 million of 8 1/8 percent senior notes due November 15, 2015, $148 million term loan B due June 3, 2016, $225 million of 7 3/4 percent senior notes due August 15, 2018, $500 million of 6 7/8 percent senior notes due December 15, 2020, and $84 million of other debt.

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

We reported income tax expense of $21 million and $65 million in the three month and nine month periods ending September 30, 2011, respectively. The tax expense recorded for the first nine months of 2011 differs from the expense that would be recorded using a U.S. Federal statutory rate of 35 percent due to a net tax benefit of $9 million primarily related to U.S. taxable income with no associated tax expense due to our net operating loss (“NOL”) carryforward and income generated in lower tax rate jurisdictions, partially offset by adjustments to prior year income tax estimates and the impact of recording a valuation allowance against the tax benefit for losses in certain foreign jurisdictions. Beginning in 2008, given our historical losses, we concluded that our ability to fully utilize our NOLs was limited due to projecting the continuation of the negative economic environment and the impact of the negative operating environment on our tax planning strategies. As a result of our tax planning strategies which have not yet been implemented and which do not depend upon generating future taxable income, we carry deferred tax assets in the U.S. of $90 million relating to the expected utilization of those NOLs. The federal NOLs expire beginning in tax years ending in 2021 through 2029. The state NOLs expire in various tax years through 2029.

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

We securitize some of our accounts receivable on a limited recourse basis in North America and Europe. As servicer under these accounts receivable securitization programs, we are responsible for performing all accounts receivable administration functions for these securitized financial assets including collections and processing of customer invoice adjustments. In North America, we have an accounts receivable securitization program with three commercial banks comprised of a first priority facility and a second priority facility. We securitize original equipment and aftermarket receivables on a daily basis under the bank program. In March 2011, the North American program was amended and extended to March 23, 2012. The first priority facility continues to provide

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

financing of up to $110 million and the second priority facility, which is subordinated to the first priority facility, continues to provide up to an additional $40 million of financing. Both facilities monetize accounts receivable generated in the U.S. and Canada that meet certain eligibility requirements, and the second priority facility also monetizes certain accounts receivable generated in the U.S. or Canada that would otherwise be ineligible under the first priority securitization facility. The amendments to the North American program expand the trade receivables that are eligible for purchase under the program and decrease the margin we pay to our banks. We had no outstanding third party investments in our securitized accounts receivable under the North American program at September 30, 2011 and December 31, 2010, respectively.

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

We also securitize receivables in our European operations with regional banks in Europe. The arrangements to securitize receivables in Europe are provided under seven separate facilities provided by various financial institutions in each of the foreign jurisdictions. The commitments for these arrangements are generally for one year, but some may be cancelled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon 15 days, or less, notification. The amount of outstanding third party investments in our securitized accounts receivable in Europe was $140 million and $91 million at September 30, 2011 and December 31, 2010, respectively.

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

In our North American accounts receivable securitization programs, we transfer a partial interest in a pool of receivables and the interest that we retain is subordinate to the transferred interest. Accordingly, we account for our North American securitization program as a secured borrowing. In our European programs, we transfer accounts receivables in their entirety to the acquiring entities and satisfy all of the conditions established under ASC Topic 860, “Transfers and Servicing,” to report the transfer of financial assets in their entirety as a sale. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under our European securitization programs approximates the fair value of such receivables. We recognized interest expense of less than $1 million in the three month period ending September 30, 2011 and $1 million in the three month period ended September 30, 2010, and $2 million and $3 million for each of the nine month periods ended September 30, 2011 and 2010 respectively, relating to our North American securitization program. In addition, we recognized a loss of $1 million in each of the three month periods ended September 30, 2011 and 2010, respectively, and $4 million and $3 million for the nine month periods ended September 30, 2011 and 2010, respectively, on the sale of trade accounts receivable in our European accounts receivable securitization programs, representing the discount from book values at which these receivables were sold to our banks. The discount rate varies based on funding costs incurred by our banks, which averaged approximately three percent and four percent during the first nine months of 2011 and 2010, respectively.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(6)	Restructuring and Goodwill Impairment Charge

Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. In 2010, we incurred $19 million in restructuring and related costs, of which $14 million was recorded in cost of sales and $5 million was recorded in depreciation and amortization expense. In the third quarter of 2011, we incurred $4 million in restructuring and related costs, all of which was recorded in cost of sales. For the first nine months of 2011, we incurred $7 million in restructuring and related costs, primarily related to headcount reductions in Europe and Australia and the closure of our ride control plant in Cozad, Nebraska, all of which was recorded in cost of sales.

Amounts related to activities that are part of our restructuring plans are as follows:

	December 31,					September 30,
	2010		2011	Impact of		2011
	Restructuring	2011	Cash	Exchange	Reserve	Restructuring
	Reserve	Expenses	Payments	Rates	Adjustments	Reserve
	(Millions)

Severance	$7	7	(12)	—	(1)	$1

Under the terms of our amended and extended senior credit agreement that took effect on June 3, 2010, we are allowed to exclude $60 million of cash charges and expenses, before taxes, related to cost reduction initiatives incurred after June 3, 2010 from the calculation of the financial covenant ratios required under our senior credit facility. As of September 30, 2011, we have excluded $17 million in cumulative allowable charges relating to restructuring initiatives against the $60 million available under the terms of the senior credit facility.

On September 22, 2009, we announced that we were closing our original equipment ride control plant in Cozad, Nebraska. The closure of the Cozad plant will eliminate approximately 500 positions. We are hiring at other facilities as we move production from Cozad to those facilities, which will result in a net decrease of approximately 60 positions. Much of the production is being shifted from Cozad to our plant in Hartwell, Georgia.

During the transition of production from our Cozad facility to our Hartwell facility, several customer programs, which were planned to phase out, were reinstated and volumes increased beyond the amount in our original restructuring plan. To meet the higher volume requirements, we have taken a number of actions over the past few months to stabilize the production environment in Hartwell including reinforcing several core processes, realigning assembly lines, upgrading equipment to increase output and accelerating our Lean manufacturing activities. Based on the higher volumes, we are adjusting our consolidation plan. Our revised consolidation plan includes temporarily continuing some basic production operations in Cozad, and redirecting some programs from our Hartwell facility to our other North American facilities to better balance production. These actions will take place over the next several quarters. As of September 30, 2011, more than 95 percent of the positions at our Cozad facility have been eliminated.

During 2009 and 2010, we recorded $11 million and $10 million, respectively, of restructuring and related expenses related to this initiative, of which approximately $16 million represents cash expenditures. For the first nine months of 2011, we have recorded an additional cash charge of $1 million related to this initiative.

During the third quarter of 2011, we recorded $3 million of restructuring and related expenses, all of which represented cash expenditures, related to the permanent elimination of 53 positions in our Australia operations as a result of the continued decline in industry production volumes in that region.

In addition, during the third quarter of 2011, we performed an impairment evaluation within the Asia Pacific segment, of our Australian reporting unit’s goodwill balance as a result of continued deterioration of that reporting unit’s financial performance driven primarily by significant declines in industry production volumes in that region. The goodwill impairment test consists of a two-step process. In step one, we compared the estimated fair value for

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

our Australian reporting unit to the carrying value of its assets and liabilities to determine if impairment exists. We estimated the fair value of our Australian reporting unit using the income approach which is based on the present value of estimated future cash flows. The income approach is dependent on a number of factors, including estimates of market trends, forecast revenues and expenses, capital expenditures, weighted average cost of capital and other variables. A separate discount rate derived by a combination of published sources, internal estimates and weighted based on our consolidated debt and equity structure, was used to calculate the discounted cash flows of our Australian reporting unit. These estimates are based on assumptions that we believe to be reasonable, but which are inherently uncertain and outside of the control of management. We identified in our step one test that the carrying value of our Australian reporting unit was higher than its fair value which is an indication that impairment may exist which required us to perform step two of the goodwill impairment test to measure the amount of the impairment loss.

Step two of the goodwill impairment evaluation required us to calculate the implied fair value of goodwill of our Australian reporting unit by allocating the estimated fair value to the assets and liabilities of this reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the acquisition price. As a result of performing steps one and two of the goodwill impairment test, we concluded that the remaining amount of goodwill related to our Australian reporting unit was impaired and accordingly, we recorded a goodwill impairment charge of $11 million during the third quarter of 2011.

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

We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense costs related to an existing condition caused by past operations that do not contribute to current or future revenue generation. As of September 30, 2011, we have the obligation to remediate or contribute towards the remediation of certain sites, including one Federal Superfund site. At September 30, 2011, our aggregated estimated share of environmental remediation costs for all these sites on a discounted basis was approximately $18 million, of which $5 million is recorded in other current liabilities and $13 million is recorded in deferred credits and other liabilities in our condensed consolidated balance sheet. For those locations in which the liability was discounted, the weighted average discount rate used was 1.9 percent. The undiscounted value of the estimated remediation costs was $21 million. Based on information known to us, we have established reserves that we believe are adequate for these costs. Although we believe these estimates of remediation costs are reasonable and are based on the latest available information, the costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute towards the remediation costs. In addition, certain environmental

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

statutes provide that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at these sites has been considered, where appropriate, in our determination of our estimated liability. We do not believe that any potential costs associated with our current status as a potentially responsible party in the Federal Superfund site, or as a liable party at the other locations referenced herein, will be material to our condensed consolidated results of operations, financial position or cash flows.

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

In addition, we are subject to a number of lawsuits initiated by a significant number of claimants alleging health problems as a result of exposure to asbestos. In the early 2000’s we were named in nearly 20,000 complaints, most of which were filed in Mississippi state court and the vast majority of which made no allegations of exposure to asbestos from our product categories. Most of these claims have been dismissed and our current docket of active and inactive cases is less than 500 cases nationwide. A small number of claims have been asserted by railroad workers alleging exposure to asbestos products in railroad cars manufactured by The Pullman Company, one of our subsidiaries. The balance of the claims is related to alleged exposure to asbestos in our automotive products. Only a small percentage of the claimants allege that they were automobile mechanics and a significant number appear to involve workers in other industries or otherwise do not include sufficient information to determine whether there is any basis for a claim against us. We believe, based on scientific and other evidence, it is unlikely that mechanics were exposed to asbestos by our former products and that, in any event, they would not be at increased risk of asbestos-related disease based on their work with these products. Further, many of these cases involve numerous defendants, with the number of each in some cases exceeding 100 defendants from a variety of industries. Additionally, the plaintiffs either do not specify any, or specify the jurisdictional minimum, dollar amount for damages. As major asbestos manufacturers continue to go out of business or file for bankruptcy, we may experience an increased number of these claims. We vigorously defend ourselves against these claims as part of our ordinary course of business. In future periods, we could be subject to charges to earnings if any of these matters are resolved unfavorably to us. To date, with respect to claims that have proceeded sufficiently through the judicial process, we have regularly achieved favorable resolutions. Accordingly, we presently believe that these asbestos-related claims will not have a material adverse impact on our future consolidated financial condition, results of operations or cash flows.

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

Below is a table that shows the activity in the warranty accrual accounts:

	Nine Months
	Ended
	September 30,
	2011	2010
	(Millions)

Beginning Balance January 1,	$33	$32
Accruals related to product warranties	7	13
Reductions for payments made	(13)	(12)

Ending Balance September 30,	$27	$33

(8)	Earnings Per Share

Earnings per share of common stock outstanding were computed as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
	(Millions Except Share and Per Share Amounts)

Basic earnings per share —
Net income attributable to Tenneco Inc.	$30	$10	$127	$57

Average shares of common stock outstanding	59,793,866	59,235,282	59,866,717	59,102,041

Earnings per average share of common stock	$0.51	$0.17	$2.12	$0.97

Diluted earnings per share —
Net income attributable to Tenneco Inc.	$30	$10	$127	$57

Average shares of common stock outstanding	59,793,866	59,235,282	59,866,717	59,102,041
Effect of dilutive securities:
Restricted stock	227,243	411,115	275,333	417,262
Stock options	1,520,367	1,433,522	1,596,228	1,339,790

Average shares of common stock outstanding including dilutive securities	61,541,476	61,079,919	61,738,278	60,859,093

Earnings per average share of common stock	$0.49	$0.17	$2.06	$0.94

Options to purchase 202,009 and 1,385,988 shares of common stock were outstanding as of September 30, 2011 and 2010, respectively, but not included in the computation of diluted earnings per share respectively, because the options were anti-dilutive.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(9)	Common Stock

Equity Plans — We have granted a variety of awards, including common stock, restricted stock, restricted stock units, performance units, stock appreciation rights (“SARs”), and stock options to our directors, officers, and employees.

Accounting Methods — We have recorded $1 million and less than $1 million in compensation expense in the three months ended September 30, 2011 and 2010, and $2 million in compensation expense for both the nine months ended September 30, 2011 and 2010, related to nonqualified stock options as part of our selling, general and administrative expense. This resulted in a decrease of $0.01 in basic and diluted earnings per share for both the three month periods ended September 30, 2011 and 2010, respectively, and a decrease of $0.04 in basic and diluted earnings per share for both the nine month periods ended September 30, 2011 and 2010.

We immediately expense stock options and restricted stock awarded to employees who are eligible to retire. When employees become eligible to retire during the vesting period, we recognize the remaining expense associated with their stock options and restricted stock.

As of September 30, 2011, there was approximately $6 million of unrecognized compensation costs related to our stock option awards that we expect to recognize over a weighted average period of 0.9 years.

Compensation expense for restricted stock, restricted stock units, long-term performance units and SARs was $8 million for both the nine month periods ended September 30, 2011 and 2010 respectively, and was recorded in selling, general, and administrative expense in the Condensed Consolidated Statements of Income.

Cash received from stock option exercises for the nine months ended September 30, 2011 and 2010 was $4 million, and $2 million, respectively. Stock option exercises in the first nine months of 2011 and 2010 would have generated an excess tax benefit of $3 million and $2 million, respectively. We did not record the excess tax benefit as we have federal and state net operating losses which are not currently being utilized.

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Stock Options — The following table reflects the status and activity for all options to purchase common stock for the period indicated:

	Nine Months Ended September 30, 2011
			Weighted Avg.
	Shares	Weighted Avg.	Remaining	Aggregate
	Under	Exercise	Life in	Intrinsic
	Option	Prices	Years	Value
				(Millions)

Outstanding Stock Options
Outstanding, January 1, 2011	3,129,241	$14.43	4.3	$68
Granted	201,133	45.42
Expired	(56,046)	3.66
Forfeited	(13,184)	9.36
Exercised	(125,624)	17.10		3

Outstanding, March 31, 2011	3,135,520	$16.53	4.4	$80
Granted	2,711	43.51
Forfeited	(23,841)	14.26
Exercised	(82,166)	11.50		3

Outstanding, June 30, 2011	3,032,224	$16.71	4.2	$76
Granted	1,649	44.02
Forfeited	(450)	4.03
Exercised	(115,249)	8.94		3

Outstanding, September 30, 2011	2,918,174	$17.03	4.0	$54

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Restricted Stock — The following table reflects the status for all nonvested restricted shares for the period indicated:

	Nine Months Ended
	September 30, 2011
		Weighted Avg.
		Grant Date
	Shares	Fair Value

Nonvested Restricted Shares
Nonvested balance at January 1, 2011	558,198	$11.58
Granted	141,036	45.42
Vested	(268,891)	12.00
Forfeited	(4,822)	13.74

Nonvested balance at March 31, 2011	425,521	$22.51
Granted	1,381	43.51
Vested	(3,851)	15.47
Forfeited	(7,190)	23.82

Nonvested balance at June 30, 2011	415,861	$22.62
Granted	1,042	44.02
Vested	(3,206)	15.41
Forfeited	(158)	1.86

Nonvested balance at September 30, 2011	413,539	$22.74

The fair value of restricted stock grants is equal to the market price of our stock at the date of grant. As of September 30, 2011, approximately $6 million of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of approximately 2.1 years.

Share Repurchase Program — In May 2011, our Board of Directors approved a share repurchase program, authorizing our company to repurchase up to 400,000 shares of our outstanding common stock over a 12 month period. Our share repurchase program is intended to offset dilution from shares of restricted stock and stock options that were issued in 2011 to employees. We repurchased all of the 400,000 shares through open market purchases, which were funded through cash from operations, as of August 3, 2011 at a total cost of $16 million through this program. These repurchased shares are held as part of our treasury stock which increased to 1,694,692 shares at September 30, 2011 from 1,294,692 shares at December 31, 2010.

Long-Term Performance Units, Restricted Stock Units and SARs — Long-term performance units, restricted stock units and SARs are paid in cash and recognized as a liability based upon their fair value. As of September 30, 2011, $10 million of unrecognized compensation costs is expected to be recognized over a weighted-average period of approximately 1.6 years.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(10)	Pension Plans, Postretirement and Other Employee Benefits

Net periodic pension costs (income) and postretirement benefit costs (income) consist of the following components:

	Three Months Ended September 30,
	Pension				Postretirement
	2011		2010		2011	2010
	US	Foreign	US	Foreign	US	US
	(Millions)

Service cost — benefits earned during the period	$1	$2	$1	$1	$—	$—
Interest cost	5	5	5	5	2	2
Expected return on plan assets	(6)	(5)	(5)	(5)	—	—
Settlement loss	—	—	4	—	—	—
Net amortization:
Actuarial loss	1	1	—	1	1	2
Prior service cost (credit)	—	—	—	—	(1)	(2)

Net pension and postretirement costs	$1	$3	$5	$2	$2	$2

	Nine Months Ended September 30,
	Pension				Postretirement
	2011		2010		2011	2010
	US	Foreign	US	Foreign	US	US
	(Millions)

Service cost — benefits earned during the period	$1	$5	$1	$4	$—	$1
Interest cost	15	15	15	14	6	6
Expected return on plan assets	(17)	(15)	(15)	(15)	—	—
Settlement loss	—	—	4	—	—	—
Net amortization:
Actuarial loss	3	4	2	3	3	4
Prior service cost (credit)	—	1	—	1	(4)	(5)

Net pension and postretirement costs	$2	$10	$7	$7	$5	$6

For the nine months ended September 30, 2011, we made pension contributions of $17 million for our domestic pension plans and $16 million for our foreign pension plans. Based on current actuarial estimates, we believe we will be required to make approximately $11 million in contributions for the remainder of 2011. Pension contributions beyond 2011 will be required, but those amounts will vary based upon many factors, including the performance of our pension fund investments during 2011.

We made postretirement contributions of approximately $6 million during the first nine months of 2011. Based on current actuarial estimates, we believe we will be required to make approximately $3 million in contributions for the remainder of 2011.

The assets of some of our pension plans are invested in trusts that permit commingling of the assets of more than one employee benefit plan for investment and administrative purposes. Each of the plans participating in the trust has interests in the net assets of the underlying investment pools of the trusts. The investments for all our pension plans are recorded at estimated fair value.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(11)	Acquisitions

In August 2011, we purchased the remaining 25 percent equity interest in our Tenneco Automotive (Thailand) Limited emission control joint venture in Thailand for $4 million in cash. As a result of this purchase, our equity ownership of this joint venture investment changed to 100 percent from 75 percent.

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

In June 2011, the FASB issued an amendment to the accounting guidance for the presentation on comprehensive income. This amendment removes one of the three presentation options for presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires either a single continuous statement of comprehensive income or a two statement approach. If a reporting entity elects the two statement approach, this amendment requires consecutive presentation of the statement of net income followed by the statement of other comprehensive income. In addition, this amendment requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. This amendment shall be applied retrospectively and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. We do not believe the adoption of this amendment to the accounting guidance for the presentation of comprehensive income on January 1, 2012 will have a material impact on our condensed consolidated financial statements.

In September 2011, the FASB issued an amendment to the accounting guidance for testing goodwill for impairment. This amendment provides a reporting entity the option to first assess qualitative factors to determine whether the existence of events and circumstances leads to a determination that it is more likely than not that the fair

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

value of a reporting unit is less than its carrying amount. If the reporting entity’s assessment after considering all events and circumstances is that it is not more likely than not that its fair value is less than its carrying amount, then performing the two-step impairment test is not required. If the reporting entity concludes that it is more likely than not that its fair value is less than its carrying amount then the first step of the two-step impairment test is required. If the carrying amount of the reporting unit exceeds its fair value, then the reporting unit is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss. This amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not believe the adoption of this amendment on January 1, 2012 for testing goodwill for impairment will have a material impact on our condensed consolidated financial statements.

In September 2011, the FASB issued an amendment to the accounting guidance relating to employers’ disclosures for multiemployer pension and multiemployer other postretirement benefit plans. The amendment requires additional disclosures including a description of the nature of the plan benefits, a qualitative description of an employer’s responsibility for the obligations of the plan, including benefits earned by employees during employment with another employer and other quantitative information to help readers understand the financial information about the plan such as total plan assets, actuarial present value of accumulated plan benefits and total contributions received by the plan. The amendment is effective for annual periods for fiscal years ending after December 15, 2011. We do not believe the adoption of this amendment on January 1, 2012 will have a material impact on our condensed consolidated financial statements. We will add additional disclosures relating to our participation in multiemployer pension plans beginning with the annual reporting period ending December 31, 2011.

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

In March 2011, we entered into two performance guarantee agreements in the U.K. between Tenneco Management Europe Limited (“TMEL”) and the two Walker Group Retirement Plans, the Walker Group Employee Benefit Plan and the Walker Group Executive Retirement Benefit Plan (the “Walker Plans”), whereby TMEL will guarantee the payment of all current and future pension contributions in event of a payment default by the sponsoring or participating employers of the Walker Plans. As a result of our decision to enter into these performance guarantee agreements, the levy due to the U.K. Pension Protection Fund will be reduced. The Walker Plans are comprised of employees from Tenneco Walker (U.K.) Limited and our Futaba Tenneco U.K. joint venture. Employer contributions are funded by both Tenneco Walker (U.K.) Limited, as the sponsoring employer and Futaba Tenneco U.K., as a participating employer. The performance guarantee agreements are expected to remain in effect until all pension obligations for the Walker Plans’ sponsoring and participating employers have been satisfied. The maximum amount payable for these pension performance guarantees is approximately $25 million as of September 30, 2011 which is determined by taking 105 percent of the liability of the Walker Plans calculated under section 179 of the U.K. Pension Act of 2004 offset by plan assets. We did not record an additional liability in March 2011 for this performance guarantee since Tenneco Walker (U.K.) Limited, as the sponsoring employer of the Walker Plans, already recognizes 100 percent of the pension obligation calculated based on U.S. GAAP, for all of the Walker Plans’ participating employers on its balance sheet, which was $6 million and $9 million at September 30, 2011 and December 31, 2010, respectively. At September 30, 2011, all pension contributions under the Walker Plans were current for all of the Walker Plans’ sponsoring and participating employers.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In June 2011, we entered into an indemnity agreement between TMEL and Futaba Industrial Co. Ltd. (“Futaba”) which requires Futaba to indemnify TMEL for any cost, loss or liability which TMEL may incur under the performance guarantee agreements. The maximum amount reimbursable by Futaba to TMEL under this indemnity agreement is equal to the amount incurred by TMEL under the performance guarantee agreements multiplied by Futaba’s shareholder ownership percentage of the Futaba Tenneco U.K. joint venture. At September 30, 2011 the maximum amount reimbursable by Futaba to TMEL is approximately $4 million.

We have issued guarantees through letters of credit in connection with some obligations of our affiliates. As of September 30, 2011, we have guaranteed $54 million in letters of credit to support some of our subsidiaries’ insurance arrangements, foreign employee benefit programs, environmental remediation activities and cash management and capital requirements.

Negotiable Financial Instruments — One of our European subsidiaries receives payment from one of its OE customers whereby the accounts receivable are satisfied through the delivery of negotiable financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets. The amount of these financial instruments that was collected before their maturity date and sold at a discount totaled $1 million and $6 million at September 30, 2011 and December 31, 2010, respectively. No negotiable financial instruments were held by our European subsidiary as of September 30, 2011 and December 31, 2010, respectively.

In certain instances, several of our Chinese subsidiaries receive payment from OE customers and satisfy vendor payments through the receipt and delivery of negotiable financial instruments. Financial instruments used to satisfy vendor payables and not redeemed totaled $19 million and $8 million at September 30, 2011 and December 31, 2010, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $11 million at both September 30, 2011 and December 31, 2010, respectively. We classify financial instruments received from our OE customers as other current assets if issued by a financial institution of our customers or as customer notes and accounts, net if issued by our customer. We classified $11 million in other current assets at both September 30, 2011 and December 31, 2010, respectively. Some of our Chinese subsidiaries that issue their own negotiable financial instruments to pay vendors are required to maintain a cash balance if they exceed certain credit limits with the financial institution that guarantees those financial instruments. A restricted cash balance was not required at those Chinese subsidiaries at September 30, 2011 and December 31, 2010, respectively.

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table summarizes certain Tenneco Inc. segment information:

	Segment
	North		Asia		Reclass &
	America	Europe	Pacific		Elims	Consolidated
	(Millions)

For the Three Months Ended September 30, 2011
Revenues from external customers	$842	$727	$204		$—	$1,773
Intersegment revenues	3	43	6		(52)	—
Earnings before interest expense, income taxes, and noncontrolling interests	46	36	2	(1)	—	84
For the Three Months Ended September 30, 2010
Revenues from external customers	$762	$613	$167		$—	$1,542
Intersegment revenues	3	44	9		(56)	—
Earnings before interest expense, income taxes, and noncontrolling interests	42	15	10		—	67
At September 30, 2011 and for the Nine Months Then Ended
Revenues from external customers	$2,567	$2,285	$569		$—	$5,421
Intersegment revenues	9	122	19		(150)	—
Earnings before interest expense, income taxes, and noncontrolling interests	170	97	24	(1)	—	291
Total assets	$1,473	$1,408	$528		$27	$3,436
At September 30, 2010 and for the Nine Months Then Ended
Revenues from external customers	$2,105	$1,780	$475		$—	$4,360
Intersegment revenues	8	115	21		(144)	—
Earnings before interest expense, income taxes, and noncontrolling interests	128	57	34		—	219
Total assets	$1,345	$1,450	$459		$16	$3,270

(1)	Includes a goodwill impairment charge of $11 million related to our Australian reporting unit (see Note 6).

(15)	Supplemental Guarantor Condensed Consolidating Financial Statements

Basis of Presentation

Substantially all of our existing and future material domestic 100% owned subsidiaries (which are referred to as the Guarantor Subsidiaries) fully and unconditionally guarantee our senior notes due in 2015, 2018, and 2020 on a joint and several basis. The Guarantor Subsidiaries are combined in the presentation below.

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF INCOME (LOSS)

	For the Three Months Ended September 30, 2011
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
			(Millions)

Revenues
Net sales and operating revenues —
External	$761	$1,012	$—	$—	$1,773
Affiliated companies	40	126	—	(166)	—

	801	1,138	—	(166)	1,773

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	568	1,090	—	(166)	1,492
Goodwill impairment charge	—	11	—	—	11
Engineering, research, and development	14	18	—	—	32
Selling, general, and administrative	34	65	2	—	101
Depreciation and amortization of other intangibles	18	33	—	—	51

	634	1,217	2	(166)	1,687

Other income (expense)
Loss on sale of receivables	—	(1)	—	—	(1)
Other income (expense)	(3)	2	—	—	(1)

	(3)	1	—	—	(2)

Earnings before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	164	(78)	(2)	—	84

Interest expense —
External (net of interest capitalized)	—	2	25	—	27
Affiliated companies (net of interest income)	54	(18)	(36)	—	—
Income tax expense	3	18	—	—	21
Equity in net income (loss) from affiliated companies	(89)	—	21	68	—

Net income (loss)	18	(80)	30	68	36

Less: Net income attributable to noncontrolling interests	—	6	—	—	6

Net income (loss) attributable to Tenneco Inc.	$18	$(86)	$30	$68	$30

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF INCOME (LOSS)

	For the Three Months Ended September 30, 2010
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
			(Millions)

Revenues
Net sales and operating revenues —
External	$699	$843	$—	$—	$1,542
Affiliated companies	33	125	—	(158)	—

	732	968	—	(158)	1,542

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	655	783	—	(158)	1,280
Engineering, research, and development	14	16	—	—	30
Selling, general, and administrative	42	66	1	—	109
Depreciation and amortization of other intangibles	23	32	—	—	55

	734	897	1	(158)	1,474

Other income (expense)
Loss on sale of receivables	—	(1)	—	—	(1)
Other income (expense)	5	(4)	—	(1)	—

	5	(5)	—	(1)	(1)

Earnings (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	3	66	(1)	(1)	67

Interest expense —
External (net of interest capitalized)	—	2	34	—	36
Affiliated companies (net of interest income)	49	(17)	(32)	—	—
Income tax expense (benefit)	1	14	—	—	15
Equity in net income (loss) from affiliated companies	57	—	13	(70)	—

Net income (loss)	10	67	10	(71)	16

Less: Net income attributable to noncontrolling interests	—	6	—	—	6

Net income (loss) attributable to Tenneco Inc.	$10	$61	$10	$(71)	$10

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF INCOME (LOSS)

	For the Nine Months Ended September 30, 2011
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
	(Millions)

Revenues
Net sales and operating revenues —
External	$2,331	$3,090	$—	$—	$5,421
Affiliated companies	121	383	—	(504)	—

	2,452	3,473	—	(504)	5,421

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	2,013	3,014	—	(504)	4,523
Goodwill impairment charge	—	11	—	—	11
Engineering, research, and development	42	60	—	—	102
Selling, general, and administrative	106	219	3	—	328
Depreciation and amortization of other intangibles	55	101	—	—	156

	2,216	3,405	3	(504)	5,120

Other income (expense)
Loss on sale of receivables	—	(4)	—	—	(4)
Other income (expense)	29	—	—	(35)	(6)

	29	(4)	—	(35)	(10)

Earnings before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	265	64	(3)	(35)	291

Interest expense —
External (net of interest capitalized)	—	4	77	—	81
Affiliated companies (net of interest income)	156	(52)	(104)	—	—
Income tax expense	8	57	—	—	65
Equity in net income (loss) from affiliated companies	29	—	103	(132)	—

Net income (loss)	130	55	127	(167)	145

Less: Net income attributable to noncontrolling interests	—	18	—	—	18

Net income (loss) attributable to Tenneco Inc.	$130	$37	$127	$(167)	$127

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF INCOME (LOSS)

	For the Nine Months Ended September 30, 2010
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass &
	Subsidiaries	Subsidiaries	Company)	Elims	Consolidated
	(Millions)

Revenues
Net sales and operating revenues —
External	$1,919	$2,441	$—	$—	$4,360
Affiliated companies	95	360	—	(455)	—

	2,014	2,801	—	(455)	4,360

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	1,707	2,323	—	(455)	3,575
Engineering, research, and development	40	50	—	—	90
Selling, general, and administrative	115	189	3	—	307
Depreciation and amortization of other intangibles	66	97	—	—	163

	1,928	2,659	3	(455)	4,135

Other income (expense)
Loss on sale of receivables	—	(3)	—	—	(3)
Other income (expense)	14	(2)	1	(16)	(3)

	14	(5)	1	(16)	(6)

Earnings (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	100	137	(2)	(16)	219

Interest expense —
External (net of interest capitalized)	(1)	6	95	—	100
Affiliated companies (net of interest income)	136	(40)	(96)	—	—
Income tax expense (benefit)	5	40	—	—	45
Equity in net income (loss) from affiliated companies	104	—	58	(162)	—

Net income (loss)	64	131	57	(178)	74

Less: Net income attributable to noncontrolling interests	—	17	—	—	17

Net income (loss) attributable to Tenneco Inc.	$64	$114	$57	$(178)	$57

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

BALANCE SHEET

	September 30, 2011
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass
	Subsidiaries	Subsidiaries	Company)	& Elims	Consolidated
	(Millions)

ASSETS
Current assets:
Cash and cash equivalents	$2	$161	$—	$—	$163
Receivables, net	616	1,358	25	(882)	1,117
Inventories	251	370	—	—	621
Deferred income taxes	77	—	—	(35)	42
Prepayments and other	29	131	—	—	160

Total current assets	975	2,020	25	(917)	2,103

Other assets:
Investment in affiliated companies	412	—	770	(1,182)	—
Notes and advances receivable from affiliates	4,144	1,010	5,986	(11,140)	—
Long-term receivables, net	1	12	—	—	13
Goodwill	22	53	—	—	75
Intangibles, net	13	20	—	—	33
Deferred income taxes	32	22	33	—	87
Other	25	45	29	—	99

	4,649	1,162	6,818	(12,322)	307

Plant, property, and equipment, at cost	1,013	2,123	—	—	3,136
Less — Accumulated depreciation and amortization	(735)	(1,375)	—	—	(2,110)

	278	748	—	—	1,026

Total assets	$5,902	$3,930	$6,843	$(13,239)	$3,436

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)
Short-term debt — non-affiliated	$—	$69	$1	$—	$70
Short-term debt — affiliated	210	517	10	(737)	—
Trade payables	483	813	—	(115)	1,181
Accrued taxes	21	25	—	—	46
Other	126	213	51	(65)	325

Total current liabilities	840	1,637	62	(917)	1,622

Long-term debt — non-affiliated	—	11	1,223	—	1,234
Long-term debt — affiliated	4,678	1,024	5,438	(11,140)	—
Deferred income taxes	—	50	—	—	50
Postretirement benefits and other liabilities	324	72	—	4	400
Commitments and contingencies

Total liabilities	5,842	2,794	6,723	(12,053)	3,306

Redeemable noncontrolling interests	—	10	—	—	10

Tenneco Inc. Shareholders’ equity	60	1,089	120	(1,186)	83

Noncontrolling interests	—	37	—	—	37

Total equity	60	1,126	120	(1,186)	120

Total liabilities, redeemable noncontrolling interests and equity	$5,902	$3,930	$6,843	$(13,239)	$3,436

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Three Months Ended September 30, 2011
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass
	Subsidiaries	Subsidiaries	Company)	& Elims	Consolidated
	(Millions)

Operating Activities
Net cash provided (used) by operating activities	$74	$57	$(51)	$—	$80

Investing Activities
Cash payments for plant, property, and equipment	(14)	(36)	—	—	(50)
Cash payments for software related intangible assets	(1)	(3)	—	—	(4)

Net cash used by investing activities	(15)	(39)	—	—	(54)

Financing Activities
Issuance of long-term debt	—	1	—	—	1
Increase (decrease) in bank overdrafts	—	(5)	—	—	(5)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	—	8	12	—	20
Intercompany dividends and net increase (decrease) in intercompany obligations	(57)	13	44	—	—
Purchase of additional noncontrolling equity interest	—	(4)	—	—	(4)
Distributions to noncontrolling interest partners	—	(10)	—	—	(10)
Purchase of common stock under the share repurchase program	—	—	(5)	—	(5)

Net cash provided (used) by financing activities	(57)	3	51	—	(3)

Effect of foreign exchange rate changes on cash and cash equivalents	—	(21)	—	—	(21)

Increase (decrease) in cash and cash equivalents	2	—	—	—	2
Cash and cash equivalents, July 1	—	161	—	—	161

Cash and cash equivalents, September 30 (Note)	$2	$161	$—	$—	$163

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Three Months Ended September 30, 2010
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass
	Subsidiaries	Subsidiaries	Company)	& Elims	Consolidated
			(Millions)

Operating Activities
Net cash provided (used) by operating activities	$(25)	$65	$(23)	$—	$17

Investing Activities
Proceeds from the sale of assets	1	1	—	—	2
Cash payments for plant, property, and equipment	(11)	(22)	—	—	(33)
Cash payments for software related intangible assets	(2)	(1)	—	—	(3)
Investments and other	—	(1)	—	—	(1)

Net cash used by investing activities	(12)	(23)	—	—	(35)

Financing Activities
Issuance of long-term debt	—	—	225	—	225
Debt issuance cost on long-term debt	—	—	(5)	—	(5)
Retirement of long-term debt	—	(1)	(245)	—	(246)
Increase (decrease) in bank overdrafts	—	10	—	—	10
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	—	2	61	—	63
Intercompany dividends and net increase (decrease) in intercompany obligations	35	(22)	(13)	—	—
Distribution to noncontrolling interests partners	—	(3)	—	—	(3)

Net cash provided (used) by financing activities	35	(14)	23	—	44

Effect of foreign exchange rate changes on cash and cash equivalents	—	12	—	—	12

Increase (decrease) in cash and cash equivalents	(2)	40	—	—	38
Cash and cash equivalents, July 1	2	144	—	—	146

Cash and cash equivalents, September 30 (Note)	$—	$184	$—	$—	$184

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2011
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass
	Subsidiaries	Subsidiaries	Company)	& Elims	Consolidated
			(Millions)

Operating Activities
Net cash provided (used) by operating activities	$226	$(13)	$(169)	$—	$44

Investing Activities
Proceeds from sale of assets	3	1	—	—	4
Cash payments for plant, property, and equipment	(44)	(101)	—	—	(145)
Cash payments for software related intangible assets	(3)	(7)	—	—	(10)

Net cash used by investing activities	(44)	(107)	—	—	(151)

Financing Activities
Issuance of long-term debt	—	5	—	—	5
Debt issuance cost of long-term debt	—	—	(1)	—	(1)
Retirement of long-term debt	—	(1)	(22)	—	(23)
Increase (decrease) in bank overdrafts	—	3	—	—	3
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	—	11	97	—	108
Intercompany dividends and net increase (decrease) in intercompany obligations	(180)	69	111	—	—
Capital contribution from noncontrolling interest partner	—	1	—	—	1
Purchase of additional noncontrolling equity interest	—	(4)	—	—	(4)
Distribution to noncontrolling interest partners	—	(20)	—	—	(20)
Purchase of common stock under the share repurchase program	—	—	(16)	—	(16)

Net cash provided (used) by financing activities	(180)	64	169	—	53

Effect of foreign exchange rate changes on cash and cash equivalents	—	(16)	—	—	(16)

Increase (decrease) in cash and cash equivalents	2	(72)	—	—	(70)
Cash and cash equivalents, January 1	—	233	—	—	233

Cash and cash equivalents, September 30 (Note)	$2	$161	$—	$—	$163

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2010
			Tenneco Inc.
	Guarantor	Nonguarantor	(Parent	Reclass
	Subsidiaries	Subsidiaries	Company)	& Elims	Consolidated
	(Millions)

Operating Activities
Net cash provided (used) by operating activities	$(88)	$292	$(140)	$—	$64

Investing Activities
Proceeds from sale of assets	1	2	—	—	3
Cash payments for plant, property, and equipment	(40)	(65)	—	—	(105)
Cash payments for software related intangible assets	(7)	(4)	—	—	(11)
Investments and other	—	1	—	—	1

Net cash used by investing activities	(46)	(66)	—	—	(112)

Financing Activities
Issuance of long-term debt	—	5	375	—	380
Debt issuance cost on long-term debt	—	—	(14)	—	(14)
Retirement of long-term debt	—	(3)	(380)	—	(383)
Increase (decrease) in bank overdrafts	—	12	—	—	12
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	—	(3)	86	—	83
Intercompany dividends and net increase (decrease) in intercompany obligations	114	(187)	73	—	—
Distribution to noncontrolling interests partners	—	(14)	—	—	(14)

Net cash provided (used) by financing activities	114	(190)	140	—	64

Effect of foreign exchange rate changes on cash and cash equivalents	—	1	—	—	1

Increase (decrease) in cash and cash equivalents	(20)	37	—	—	17
Cash and cash equivalents, January 1	20	147	—	—	167

Cash and cash equivalents, September 30 (Note)	$—	$184	$—	$—	$184

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the first nine months of 2011, light vehicle production has continued to improve in most geographic regions in which we operate. Light vehicle production was up eight percent in North America and up seven percent in both Europe and China.

We have a substantial amount of indebtedness. As such, our ability to generate cash — both to fund operations and service our debt — is also a significant area of focus for our company. See “Liquidity and Capital Resources” below for further discussion of cash flows and Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Total revenues for the third quarter of 2011 were $1,773 million ($339 million in aftermarket revenues and $1,434 million in original equipment revenues), a 15 percent increase from $1,542 million ($312 million in aftermarket revenues and $1,230 million in original equipment revenues) in the third quarter of 2010. Excluding the impact of currency and substrate sales, revenue was up $147 million, or 13 percent, driven primarily by higher OE production volumes, higher aftermarket sales globally and new launches of light and commercial vehicle emission control programs.

Cost of sales: Cost of sales for the third quarter of 2011 was $1,492 million, or 84.2 percent of sales, compared to $1,280 million, or 83.0 percent of sales in the third quarter of 2010. The following table lists the primary drivers behind the change in cost of sales ($ millions).

Quarter ended September 30, 2010	$1,280
Volume and mix	155
Material	15
Currency exchange rates	45
Restructuring	(4)
Other Costs	1

Quarter ended September 30, 2011	$1,492

The increase in cost of sales was due primarily to the year-over-year increase in production volumes, the impact of foreign currency exchange rates and higher material and other costs, mainly manufacturing.

Gross margin: Revenue less cost of sales for the third quarter of 2011 was $281 million, or 15.8 percent, versus $262 million, or 17.0 percent in the third quarter of 2010. The gross margin decline of 1.2 percentage points was primarily driven by a higher mix of OE revenues and higher material costs net of recoveries, which together had a 1.2 percentage point negative impact on gross margin. The effects on gross margin resulting from higher volumes and lower restructuring and related expenses were offset by higher manufacturing costs, particularly in our North America OE ride control business.

Engineering, research and development: Engineering, research and development expense was $32 million and $30 million in the third quarter of 2011 and 2010, respectively. Increased spending to support customer programs, technology applications, and growth in emerging markets, drove the increase in expense year-over-year.

Selling, general and administrative: Selling, general and administrative expense was down $8 million in the third quarter of 2011, at $101 million, compared to $109 million in the third quarter of 2010. The decrease in expense year-over-year was driven by lower deferred and long-term compensation expense indexed to the Company’s stock price, which was partially offset by wage inflation in South America and costs to support new plants in China. The third quarter of 2010 included a $4 million charge related to an actuarial loss for a lump-sum pension payment.

Depreciation and amortization: Depreciation and amortization expense in the third quarter of 2011 was $51 million, compared to $55 million in the third quarter of 2010. Included in the third quarter of 2010 was $3 million of restructuring and related expenses.

Goodwill impairment: In the third quarter of 2011, we performed an impairment evaluation of our Australian reporting unit’s goodwill balance as a result of continued deterioration of that reporting unit’s financial performance driven primarily by significant declines in industry production volumes in that region. As a result of our impairment evaluation, we concluded that the remaining amount of goodwill related to our Australian reporting unit was impaired and accordingly, we recorded a goodwill impairment charge of $11 million during the third quarter of 2011.

Earnings before interest expense, taxes and noncontrolling interests (“EBIT”) was $84 million for the third quarter of 2011, an improvement of $17 million, when compared to $67 million in the third quarter of 2010. Higher OE volumes globally, the launch of strong-margin light and commercial vehicle business, decreased restructuring and related costs, lower selling, general, and administrative costs, mainly due to deferred and long-term compensation expense indexed to the Company’s stock price, and $7 million of favorable currency, drove the year-over-year increase to EBIT. Partially offsetting the increase were higher operational costs in North America OE ride control business, which included material costs and manufacturing inefficiencies, and a goodwill impairment charge in Australia.

Total revenues for the first nine months of 2011 were up 24 percent to $5,421 million ($999 million in aftermarket revenues and $4,422 million in original equipment revenues), from $4,360 million ($890 million in aftermarket revenues and $3,470 million in original equipment revenues) for the first nine months of 2010. Excluding the impact of currency and substrate sales, revenue was up $552 million, from $3,438 million to $3,990 million, driven by higher year-over-year OE vehicle production levels in most regions in which we operate, new platform launches and higher aftermarket sales.

Cost of sales: Cost of sales for the first three quarters of 2011 was $4,523 million, or 83.4 percent of sales, compared to $3,575 million, or 82.0 percent of sales in the first three quarters of 2010. The following table lists the primary drivers behind the change in cost of sales ($ millions).

Nine months ended September 30, 2010	$3,575
Volume and mix	698
Material	54
Currency exchange rates	186
Restructuring	(11)
Other Costs	21

Nine months ended September 30, 2011	$4,523

The increase in cost of sales was due primarily to the year-over-year increase in production volumes, the impact of foreign currency exchange rates and higher material and other costs, mainly manufacturing.

Gross margin: Revenue less cost of sales for the first nine months of 2011 was $898 million, or 16.6 percent, versus $785 million, or 18.0 percent in the first nine months of 2010. The gross margin decline was primarily driven by a higher mix of OE revenues, higher substrate sales and higher material costs net of recoveries, which together had a 1.4 percentage point impact on gross margin. The effects on gross margin resulting from higher volumes and lower restructuring and related expenses were offset by unfavorable pricing, primarily related to contractual price reductions and higher manufacturing costs, particularly in our North America OE ride control business.

Engineering, research and development: Engineering, research and development expense was $102 million and $90 million in the first nine months of 2011 and 2010, respectively. Increased spending to support customer programs, technology applications, and growth in emerging markets, and higher foreign exchange rates drove the increase in expense year-over-year.

Selling, general and administrative: Selling, general and administrative expense was up $21 million in the first three quarters of 2011, at $328 million, compared to $307 million in the first three quarters of 2010. Investments in new facilities in China and Thailand and higher aftermarket changeover costs primarily drove the increase in expense year-over-year. Lower deferred and long-term compensation expense indexed to the Company’s stock price partially offset these increases.

Depreciation and amortization: Depreciation and amortization expense in the first nine months of 2011 was $156 million, compared to $163 million in the first nine months of 2010. Included in the first nine months of 2010 was $5 million of restructuring and related expenses.

Goodwill impairment: We recorded a goodwill impairment charge of $11 million during the first nine months of 2011.

Earnings before interest expense, taxes and noncontrolling interests was $291 million for the first three quarters of 2011, an improvement of $72 million, when compared to $219 million in the first three quarters of 2010. Higher OE revenues, stronger margins on new light and commercial vehicle launches, lower depreciation and amortization expense, decreased restructuring and related costs, higher aftermarket sales, lower deferred and long-term compensation expense indexed to the Company’s stock price and $16 million of positive currency, drove the year-over-year increase to EBIT. Partially offsetting the increase were higher selling, general, administrative and engineering spending, which included higher aftermarket changeover costs and investments in new facilities in China and Thailand, unfavorable pricing, primarily related to contractual price reductions, increased material costs net of recoveries, a goodwill impairment charge of $11 million in Australia and higher manufacturing and freight expenses.

Results from Operations

Net Sales and Operating Revenues for the Three Months Ended September 30, 2011 and 2010

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

	Three Months Ended September 30, 2011
					Revenues
				Substrate	Excluding
			Revenues	Sales	Currency and
		Currency	Excluding	Excluding	Substrate
	Revenues	Impact	Currency	Currency	Sales
	(Millions)

North America Original Equipment
Ride Control	$149	$1	$148	$—	$148
Emission Control	500	—	500	225	275

Total North America Original Equipment	649	1	648	225	423
North America Aftermarket
Ride Control	133	1	132	—	132
Emission Control	60	1	59	—	59

Total North America Aftermarket	193	2	191	—	191
Total North America	842	3	839	225	614
Europe Original Equipment
Ride Control	138	8	130	—	130
Emission Control	335	19	316	110	206

Total Europe Original Equipment	473	27	446	110	336
Europe Aftermarket
Ride Control	57	2	55	—	55
Emission Control	35	2	33	—	33

Total Europe Aftermarket	92	4	88	—	88
South America & India	162	3	159	26	133
Total Europe, South America & India	727	34	693	136	557
Asia	159	8	151	26	125
Australia	45	6	39	3	36

Total Asia Pacific	204	14	190	29	161

Total Tenneco	$1,773	$51	$1,722	$390	$1,332

	Three Months Ended September 30, 2010
					Revenues
				Substrate	Excluding
			Revenues	Sales	Currency and
		Currency	Excluding	Excluding	Substrate
	Revenues	Impact	Currency	Currency	Sales
	(Millions)

North America Original Equipment
Ride Control	$133	$—	$133	$—	$133
Emission Control	457	—	457	216	241

Total North America Original Equipment	590	—	590	216	374
North America Aftermarket
Ride Control	125	—	125	—	125
Emission Control	47	—	47	—	47

Total North America Aftermarket	172	—	172	—	172
Total North America	762	—	762	216	546
Europe Original Equipment
Ride Control	110	—	110	—	110
Emission Control	270	—	270	88	182

Total Europe Original Equipment	380	—	380	88	292
Europe Aftermarket
Ride Control	50	—	50	—	50
Emission Control	40	—	40	—	40

Total Europe Aftermarket	90	—	90	—	90
South America & India	143	—	143	24	119
Total Europe, South America & India	613	—	613	112	501
Asia	127	—	127	26	101
Australia	40	—	40	3	37

Total Asia Pacific	167	—	167	29	138

Total Tenneco	$1,542	$—	$1,542	$357	$1,185

	Three Months Ended September 30, 2011
	Versus Three Months Ended September 30, 2010
	Dollar and Percent Increase (Decrease)
			Revenues
			Excluding
			Currency and
			Substrate
	Revenues	Percent	Sales	Percent
	(Millions Except Percent Amounts)

North America Original Equipment
Ride Control	$16	13%	$15	12%
Emission Control	43	9%	34	14%

Total North America Original Equipment	59	10%	49	13%
North America Aftermarket
Ride Control	8	7%	7	6%
Emission Control	13	25%	12	24%

Total North America Aftermarket	21	12%	19	11%
Total North America	80	10%	68	12%
Europe Original Equipment
Ride Control	28	26%	20	19%
Emission Control	65	24%	24	14%

Total Europe Original Equipment	93	25%	44	16%
Europe Aftermarket
Ride Control	7	12%	5	8%
Emission Control	(5)	(12)%	(7)	(18)%

Total Europe Aftermarket	2	1%	(2)	(3)%
South America & India	19	13%	14	12%
Total Europe, South America & India	114	19%	56	11%
Asia	32	25%	24	24%
Australia	5	14%	(1)	(2)%

Total Asia Pacific	37	23%	23	17%

Total Tenneco	$231	15%	$147	13%

Light Vehicle Industry Production by Region for Three Months Ended September 30, 2011 and 2010 (According to IHS Automotive, October, 2011)

	Three Months Ended September 30,
			Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
	(Number of Vehicles in Thousands)

North America	3,150	2,981	169	6%
Europe	4,527	4,418	109	2%
South America	1,144	1,103	41	4%
India	879	850	29	3%

Total Europe, South America & India	6,550	6,371	179	3%
China	4,099	3,783	316	8%
Australia	65	63	2	3%

North American light vehicle production increased six percent, while industry Class 8 commercial vehicle production was up 63 percent and industry Class 4-7 commercial vehicle production was up 56 percent in the third quarter of 2011 when compared to the third quarter of 2010. Revenues from our North American operations increased in the third quarter of 2011 compared to last year’s third quarter due to higher OE and aftermarket sales of both product lines. The increase in North American OE revenues was primarily driven by improved volumes, which accounted for $55 million of the year-over-year change in revenues, on Tenneco-supplied vehicles such as the Ford F-150 pick-up, the Ford Focus, and VW Jetta platforms. Also contributing to the increase were incremental commercial vehicle revenues including Navistar and Caterpillar and a favorable $1 million currency impact on OE revenue year-over-year. The increase in aftermarket revenue for North America was primarily due to higher volumes in both product lines which resulted in a combined increase in revenue of $17 million. In addition, favorable currency impacted aftermarket revenue by $2 million year-over-year.

Our European, South American and Indian segment’s revenues increased in the third quarter of 2011 compared to last year’s third quarter, due to increased sales in both European OE business units, European aftermarket ride control, as well as in South America and India. European light vehicle industry production was up two percent, while industry Class 8 commercial vehicle production was up 23 percent and industry Class 4-7 commercial vehicle production was up six percent in the third quarter of 2011 when compared to the third quarter of 2010. Improved volumes on platforms such as the VW Polo, the Mercedes CLS and the Audi A4 were the primary drivers of our increased Europe OE revenues and contributed to an increase in revenue of $69 million. Higher commercial and specialty revenue also contributed to the increase. In addition, European OE revenue benefited compared to last year from favorable foreign currency which had an impact of $27 million. European ride control aftermarket revenues improved compared to last year on higher volumes which had a $4 million impact, tied in part to heavy duty sales and favorable foreign currency which had a $2 million impact. Lower emission control aftermarket sales volumes of $7 million were partially offset by $2 million in favorable foreign currency. Light vehicle production increased four percent in South America and three percent in India for the third quarter of 2011 when compared to the third quarter of 2010. South American and Indian revenues were higher in the third quarter of 2011 when compared to the prior year’s third quarter primarily due to stronger OE volumes in India, which increased revenue by $12 million. Currency also added $3 million to South American and Indian revenue.

Industry light vehicle production for the third quarter 2011 increased eight percent from last year in China and increased three percent in Australia year-over-year. Revenues from our Asia Pacific segment, which includes Australia and Asia, increased due to higher sales in Asia and Australia. Asian revenues for 2011 improved from last year, primarily due to $26 million from strong volumes, particularly in China on key Tenneco-supplied Audi, Volkswagon and Nissan platforms. Favorable foreign currency of $8 million also added to the improvement year-over-year in Asia. The positive impact on revenue of $1 million due to higher OE production volumes and favorable foreign currency of $6 million drove the third quarter 2011 revenue increase for Australia over the third quarter of 2010.

Net Sales and Operating Revenues for the Nine months Ended September 30, 2011 and 2010

	Nine Months Ended September 30, 2011
				Substrate	Revenues
				Sales	Excluding
			Revenues	Excluding	Currency and
		Currency	Excluding	Currency	Substrate
	Revenues	Impact	Currency	Impact	Sales
	(Millions)

North America Original Equipment
Ride Control	$462	$5	$457	$—	$457
Emission Control	1,546	—	1,546	720	826

Total North America Original Equipment	2,008	5	2,003	720	1,283
North America Aftermarket
Ride Control	405	4	401	—	401
Emission Control	154	2	152	—	152

Total North America Aftermarket	559	6	553	—	553
Total North America	2,567	11	2,556	720	1,836
Europe Original Equipment
Ride Control	428	31	397	—	397
Emission Control	1,096	86	1,010	344	666

Total Europe Original Equipment	1,524	117	1,407	344	1,063
Europe Aftermarket
Ride Control	171	13	158	—	158
Emission Control	109	9	100	—	100

Total Europe Aftermarket	280	22	258	—	258
South America & India	481	21	460	79	381
Total Europe, South America & India	2,285	160	2,125	423	1,702
Asia	445	21	424	69	355
Australia	124	19	105	8	97

Total Asia Pacific	569	40	529	77	452

Total Tenneco	$5,421	$211	$5,210	$1,220	$3,990

	Nine Months Ended September 30, 2010
				Substrate	Revenues
				Sales	Excluding
			Revenues	Excluding	Currency and
		Currency	Excluding	Currency	Substrate
	Revenues	Impact	Currency	Impact	Sales
	(Millions)

North America Original Equipment
Ride Control	$401	$—	$401	$—	$401
Emission Control	1,200	—	1,200	532	668

Total North America Original Equipment	1,601	—	1,601	532	1,069
North America Aftermarket
Ride Control	376	—	376	—	376
Emission Control	128	—	128	—	128

Total North America Aftermarket	504	—	504	—	504
Total North America	2,105	—	2,105	532	1,573
Europe Original Equipment
Ride Control	340	—	340	—	340
Emission Control	805	—	805	253	552

Total Europe Original Equipment	1,145	—	1,145	253	892
Europe Aftermarket
Ride Control	145	—	145	—	145
Emission Control	108	—	108	—	108

Total Europe Aftermarket	253	—	253	—	253
South America & India	382	—	382	51	331
Total Europe, South America & India	1,780	—	1,780	304	1,476
Asia	359	—	359	78	281
Australia	116	—	116	8	108

Total Asia Pacific	475	—	475	86	389

Total Tenneco	$4,360	$—	$4,360	$922	$3,438

	Nine Months Ended September 30, 2011
	Versus Nine Months Ended September 30, 2010
	Dollar and Percent Increase (Decrease)
			Revenues
			Excluding
			Currency and
			Substrate
	Revenues	Percent	Sales	Percent
	(Millions Except Percent Amounts)

North America Original Equipment
Ride Control	$61	15%	$56	14%
Emission Control	346	29%	158	23%

Total North America Original Equipment	407	25%	214	20%
North America Aftermarket
Ride Control	29	8%	25	7%
Emission Control	26	20%	24	18%

Total North America Aftermarket	55	11%	49	10%
Total North America	462	22%	263	17%
Europe Original Equipment
Ride Control	88	26%	57	17%
Emission Control	291	36%	114	21%

Total Europe Original Equipment	379	33%	171	19%
Europe Aftermarket
Ride Control	26	17%	13	9%
Emission Control	1	1%	(8)	(7)%

Total Europe Aftermarket	27	11%	5	2%
South America & India	99	26%	50	15%
Total Europe, South America & India	505	28%	226	15%
Asia	86	24%	74	26%
Australia	8	7%	(11)	(10)%

Total Asia Pacific	94	20%	63	16%

Total Tenneco	$1,061	24%	$552	16%

Light Vehicle Industry Production by Region for Nine Months Ended September 30, 2011 and 2010 (According to IHS Automotive, October, 2011)

	Nine Months Ended September 30,
			Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
	(Number of Vehicles in Thousands)

North America	9,649	8,968	681	8%
Europe	15,211	14,229	982	7%
South America	3,297	3,084	213	7%
India	2,726	2,380	346	15%

Total Europe, South America & India	21,234	19,693	1,541	8%
China	12,548	11,740	808	7%
Australia	173	191	(18)	(9)%

North American light vehicle production increased eight percent, while industry Class 8 commercial vehicle production was up 68 percent and industry Class 4-7 commercial vehicle production was up 49 percent in the first nine months of 2011 when compared to the first nine months of 2010. Revenues from our North American operations increased in the first three quarters of 2011 compared to last year’s first three quarters due to higher OE and aftermarket sales of both product lines. The increase in North American OE revenues was primarily driven by improved production volumes, which accounted for $392 million of the year-over-year change in revenues, on Tenneco-supplied vehicles such as the Ford Super-Duty and F-150 pick-ups, Ford Focus, VW Jetta, Chevrolet Equinox, GM’s crossover models and the Toyota Tundra. Also contributing to the increase were incremental commercial vehicle revenues and a favorable $5 million currency impact on OE revenue year-over-year. The increase in aftermarket revenue for North America was primarily due to higher volumes in both product lines which resulted in a combined increase in revenue of $45 million. Favorable currency impacted aftermarket revenue by $6 million year-over-year.

Our European, South American and Indian segment’s revenues increased in the first nine months of 2011 compared to last year’s first nine months, due to increased sales in both European OE business units, European aftermarket ride control, as well as in South America and India. European light vehicle industry production was up seven percent, while industry Class 8 commercial vehicle production was up 39 percent and industry Class 4-7 commercial vehicle production was up 19 percent in the first three quarters of 2011 when compared to the first three quarters of 2010. Improved volumes due to higher OE production on platforms such as the VW Golf and Polo, the Mercedes E-class, CLS and Sprinter, the Ford Focus, the BMW 1 and 3 Series, Audi A4, A6 and A1, Renault/Dacia Logan and Opel Astra and Zafira were the primary drivers of our increased Europe OE revenues and contributed to an increase in revenue of $250 million. Higher commercial and specialty revenue also contribute to this increase. European OE revenue also benefited compared to last year from improved pricing, mainly material cost recovery and favorable foreign currency which had a combined impact of $129 million. Excluding currency, European ride control aftermarket revenues improved compared to last year on higher sales volumes which had a $14 million impact, tied in part to heavy duty sales. Excluding currency, European emission control aftermarket sales were down due to volumes which accounted for $7 million of the decline. Light vehicle production increased seven percent in South America and 15 percent in India for the first nine months of 2011 when compared to the first nine months of 2010. South American and Indian revenues were higher in the first nine months of 2011 when compared to the prior year’s first nine months primarily due to stronger OE and aftermarket volumes in both regions, which increased revenue by $68 million. Currency also added $21 million to South American and Indian revenue.

Industry light vehicle production for the first nine months of 2011 increased seven percent in China but decreased nine percent in Australia year-over-year. Revenues from our Asia Pacific segment, which includes Australia and Asia, increased due to higher sales in Asia. Asian revenues for the first nine months of 2011 improved from last year, primarily due to $68 million from stronger production volumes, particularly in China on key Tenneco-supplied GM, Ford, Audi, Volkswagon and Nissan platforms. Foreign currency also benefited Asian revenue by $21 million. Excluding $19 million in favorable foreign currency, lower OE production volumes in Australia drove an $8 million negative impact on revenue for the first nine months of 2011 over the first nine months of 2010.

Earnings before Interest Expense, Income Taxes and Noncontrolling Interests (“EBIT”) for the Three Months Ended September 30, 2011 and 2010

	Three Months
	Ended
	September 30,
	2011	2010	Change
	(Millions)

North America	$46	$42	$4
Europe, South America and India	36	15	21
Asia Pacific	2	10	(8)

	$84	$67	$17

The EBIT results shown in the preceding table include the following items, certain of which are discussed below under “Restructuring and Other Charges,” which have an effect on the comparability of EBIT results between periods:

	Three Months
	Ended
	September 30,
	2011	2010
	(Millions)

North America
Restructuring and related expenses	$—	$5
Pension Charge(1)	—	4
Europe, South America and India
Restructuring and related expenses	1	—
Asia Pacific
Restructuring and related expenses	3	1
Goodwill impairment charge(2)	11	—

(1)	Represents a charge related to an actuarial loss for a lump-sum pension payment in a non-qualified pension plan in which one current and three former employees were participants. Lump-sum pension payments are required when participants retire or when they turn 55. One former employee turned 55 in the third quarter 2010.

(2)	Non-cash asset impairment charge related to goodwill for Tenneco’s Australian reporting unit.

EBIT for North American operations was $46 million in the third quarter of 2011, an increase of $4 million from $42 million in the third quarter one year ago. The benefits to EBIT from higher OE revenues, stronger margins on new light and commercial vehicle launches, lower selling, general, and administrative costs, in particular deferred and long-term compensation expense indexed to the Company’s stock price, decreased depreciation and amortization expense and improved aftermarket revenues were partially offset by increased operational costs in North America OE ride control business, which included material costs and manufacturing inefficiencies. There were $5 million of restructuring and related expenses in the third quarter of 2010. Currency had a unfavorable year-over-year impact of $5 million in North America’s third quarter 2011 EBIT.

Our European, South American and Indian segment’s EBIT was $36 million for the third quarter of 2011, up $21 million from $15 million in the third quarter of 2010. The increase was driven by higher OE production volumes, new platform launches, and lower selling, general, and administrative costs, in particular deferred and long-term compensation expense indexed to the Company’s stock price. Increased engineering expense partially offset the increase. Restructuring and related expenses of $1 million, primarily related to headcount reductions in Europe, were included in EBIT for the third quarter of 2011. Currency had a $10 million favorable year-over-year impact on European, South American and Indian segment’s third quarter 2011 EBIT.

EBIT for our Asia Pacific segment, which includes Asia and Australia, decreased $8 million to $2 million in the third quarter of 2011 from $10 million in the prior year’s third quarter. An $11 million goodwill impairment charge recorded in Australia was the primary driver of the decline to Asia Pacific’s EBIT. Partially offsetting this EBIT decline was the improvement from higher volumes in Asia and lower deferred and long-term compensation expense indexed to the Company’s stock price. There were $3 million of restructuring and related expenses in the third quarter of 2011 related to permanently eliminating 53 positions in Australia compared to $1 million of restructuring and related expense in the third quarter of 2010. Currency had a favorable year-over-year impact of $2 million in Asia Pacific’s third quarter 2011 EBIT.

Currency had a $7 million favorable impact on overall company EBIT for 2011 as compared to the prior year.

EBIT as a Percentage of Revenue for the Three Months Ended September 30, 2011 and 2010

	Three Months
	Ended
	September 30,
	2011	2010

North America	6%	6%
Europe, South America & India	5%	2%
Asia Pacific	1%	6%
Total Tenneco	5%	4%

In North America, EBIT as a percentage of revenue for the third quarter of 2011 was even when compared to last year’s third quarter. The increase in EBIT from higher OE revenues, new platform launches, higher aftermarket revenues, lower selling, general and administrative costs, in particular deferred and long-term compensation expense indexed to the Company’s stock price, and decreased restructuring and related charges was offset as a percentage of revenue by increased operational costs in North America OE ride control business, which included material costs and manufacturing inefficiencies, and unfavorable currency. In Europe, South America and India, EBIT margin for the third quarter of 2011 was up three percentage points from the prior year’s third quarter. Improved volumes, new platform launches, lower selling, general, and administrative costs, in particular deferred and long-term compensation expense indexed to the Company’s stock price, and favorable currency were partially offset by increased engineering expense and higher restructuring and related expenses. EBIT as a percentage of revenue for our Asia Pacific segment decreased five percentage points in the third quarter of 2011 versus the prior year’s third quarter as a goodwill impairment charge recorded in the third quarter of 2011 and increased restructuring and related expenses more than offset higher volumes in China, lower deferred and long-term compensation expense indexed to the Company’s stock price and favorable currency as a percentage of revenue.

EBIT for the Nine months Ended September 30, 2011 and 2010

	Nine Months
	Ended
	September 30,
	2011	2010	Change
	(Millions)

North America	$170	$128	$42
Europe, South America & India	97	57	40
Asia Pacific	24	34	(10)

	$291	$219	$72

The EBIT results shown in the preceding table include the following items, certain of which are discussed below under “Restructuring and Other Charges,” which have an effect on the comparability of EBIT results between periods:

	Nine Months
	Ended
	September 30,
	2011	2010
	(Millions)

North America
Restructuring and related expenses	$1	$12
Pension Charge(1)	—	4
Europe, South America & India
Restructuring and related expenses	3	2
Asia Pacific
Restructuring and related expenses	3	1
Goodwill impairment charge(2)	11	—

(1)	Represents a charge related to an actuarial loss for a lump-sum pension payment.

(2)	Non-cash asset impairment charge related to goodwill for Tenneco’s Australian reporting unit.

EBIT from North American operations increased to $170 million in the first nine months of 2011, from $128 million one year ago. The benefits to EBIT from significantly higher OE production volumes, the related manufacturing efficiencies, decreased depreciation and amortization expense, lower deferred and long-term compensation expense indexed to the Company’s stock price and improved aftermarket revenues were partially offset by increased material spending, increased manufacturing and distribution costs, and higher selling, general, administrative and engineering costs, which included a year-over-year increase to aftermarket changeover costs related to new aftermarket business. Restructuring and related expenses of $1 million were included in the first three quarters of 2011 compared to $12 million of restructuring and related expenses in the first three quarters of 2010. Currency had a $2 million favorable impact on North America’s first nine months of 2011 EBIT.

Our European, South American and Indian segment’s EBIT was $97 million for the first nine months of 2011 compared to $57 million during the same period last year. The increase was driven by higher OE production volumes and the related manufacturing efficiencies, material cost management activities and lower deferred and long-term compensation expense indexed to the Company’s stock price. Unfavorable pricing, mainly contractual price reductions and the timing of price recoveries for material costs in the Europe aftermarket, and increased selling, general, administrative and engineering costs, in particular inflationary wage costs in South America, partially offset the increase. Restructuring and related expenses of $3 million were included in EBIT for the first nine months of 2011 and $2 million were included in the first nine months of 2010. Currency had a $13 million favorable impact on the first nine months’ EBIT of 2011 when compared to the first nine months of last year.

EBIT for our Asia Pacific segment in the first nine months of 2011 was $24 million compared to $34 million in the first nine months of 2010. Higher volumes and the related manufacturing efficiencies in China and lower deferred and long-term compensation expense indexed to the Company’s stock price drove EBIT improvement, but was more than offset by a goodwill impairment charge and volume declines in Australia, unfavorable pricing and increased selling, general, administrative, and engineering costs to support new plants in China and Thailand. Currency had a $1 million favorable impact on the first nine months’ EBIT of 2011 when compared to the first nine months of last year.

Currency had a $16 million favorable impact on overall company EBIT for the nine months ended September 30, 2011, as compared to the prior year.

EBIT as a Percentage of Revenue for the Nine months Ended September 30, 2011 and 2010

	Nine Months
	Ended
	September 30,
	2011	2010

North America	7%	6%
Europe, South America & India	4%	3%
Asia Pacific	4%	7%
Total Tenneco	5%	5%

In North America, EBIT as a percentage of revenue for the first nine months of 2011 was up one percentage point when compared to last year. The increase in EBIT from higher OE production volumes and the related manufacturing efficiencies, higher aftermarket sales, lower depreciation and amortization expense, lower deferred and long-term compensation expense indexed to the Company’s stock price, decreased restructuring and related charges and favorable currency was partially offset as a percentage of revenue by increased material spending and manufacturing and distribution costs and higher selling, general, administrative and engineering expenses, including higher aftermarket changeover costs. In Europe, South America and India, EBIT margin for the first three quarters of 2011 was up one percentage point from prior year. Improved volumes, the related manufacturing efficiencies, lower deferred and long-term compensation expense indexed to the Company’s stock price, currency benefits and material cost management actions, were almost offset as a percentage of revenue by unfavorable pricing and increased selling, general, administrative and engineering expenses. EBIT as a percentage of revenue for our Asia Pacific segment decreased three percentage points in the first nine months of 2011 versus the prior year as higher volumes and the related manufacturing efficiencies in China and lower deferred and long-term compensation expense indexed to the Company’s stock price, were more than offset by a goodwill impairment charge and production declines in Australia, increased selling, general, administrative, and engineering expenses and unfavorable pricing.

Interest Expense, Net of Interest Capitalized

We reported interest expense in the third quarter of 2011 of $27 million net of interest capitalized of $1 million ($26 million in our U.S. operations and $1 million in our foreign operations), down from $36 million net of interest capitalized of $1 million ($35 million in our U.S. operations and $1 million in our foreign operations) in the third quarter of 2010. Included in the third quarter of 2010 was $5 million of expense related to our refinancing activities. Excluding the refinancing expenses, interest expense decreased in the third quarter of 2011 compared to the third quarter of the prior year as a result of lower rates due to last year’s debt refinancing transactions.

We reported interest expense in the first three quarters of 2011 of $81 million net of interest capitalized of $3 million ($79 million in our U.S. operations and $2 million in our foreign operations), down from $100 million net of interest capitalized of $3 million ($97 million in our U.S. operations and $3 million in our foreign operations) in the first three quarters of 2010. Included in the first three quarters of 2011 was $1 million of expense related to our refinancing activities. Included in the first three quarters of 2010 was $6 million of expense related to our refinancing activities. Excluding the refinancing expenses, interest expense decreased in the first three quarters of 2011 compared to the first three quarters of the prior year as a result of lower rates due to last year’s debt refinancing transactions.

On September 30, 2011, we had $989 million in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed through December 2020, $250 million is fixed through November 2015, $225 million is fixed through August 2018 and the remainder is fixed from 2012 through 2025. We also have $247 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” later in this Management’s Discussion and Analysis.

Income Taxes

Income tax expense was $21 million for the third quarter of 2011. The tax expense recorded for the third quarter 2011 differs from a statutory rate of 35 percent due to net tax charges of $2 million primarily related to losses in certain foreign jurisdictions and adjustments to prior tax estimates partially offset by the benefit of U.S. taxable income with no associated tax expense due to our net operating loss carryforward. In the third quarter of 2010, we reported income tax expense of $15 million. The tax expense recorded differs from a statutory rate of 35 percent because of tax expenses of $4 million primarily related to the impact of recording a valuation allowance against our tax benefit for losses in certain foreign jurisdictions.

Income tax expense was $65 million for the first nine months of 2011. The tax expense recorded for the first nine months of 2011 differs from a statutory rate of 35 percent due to a net tax benefit of $9 million primarily related to U.S. taxable income with no associated tax expense due to our net operating loss carryforward and income generated in lower tax rate jurisdictions, partially offset by adjustments to prior year income tax estimates and the impact of recording a valuation allowance against the tax benefit for losses in certain foreign jurisdictions. In the first nine months of 2010, income tax expense was $45 million. The tax expense recorded for the first nine months of 2010 differs from a statutory rate of 35 percent because of tax expenses of $3 million primarily related to income generated in lower tax rate jurisdictions as well as adjustments to tax estimates, which were more than offset by non-cash tax charges related to adjustments to prior year income tax estimates and the impact of not benefiting tax losses in the U.S. and certain foreign jurisdictions.

Restructuring and Other Charges

Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. In 2010, we incurred $19 million in restructuring and related costs, of which $14 million was recorded in cost of sales and $5 million was recorded in depreciation and amortization expense. In the third quarter of 2011, we incurred $4 million in restructuring and related costs, all of which was recorded in cost of sales. For the first nine months of 2011, we incurred $7 million in restructuring and related costs, primarily related to headcount reductions in Europe and Australia and the closure of our ride control plant in Cozad, Nebraska, all of which was recorded in cost of sales.

Amounts related to activities that are part of our restructuring plans are as follows:

	December 31,					September 30,
	2010		2011	Impact of		2011
	Restructuring	2011	Cash	Exchange	Reserve	Restructuring
	Reserve	Expenses	Payments	Rates	Adjustments	Reserve
			(Millions)

Severance	$7	7	(12)	—	(1)	$1

Under the terms of our amended and extended senior credit agreement that took effect on June 3, 2010, we are allowed to exclude $60 million of cash charges and expenses, before taxes, related to cost reduction initiatives incurred after June 3, 2010 from the calculation of the financial covenant ratios required under our senior credit facility. As of September 30, 2011, we have excluded $16 million in cumulative allowable charges relating to restructuring initiatives against the $60 million available under the terms of the senior credit facility.

On September 22, 2009, we announced that we were closing our original equipment ride control plant in Cozad, Nebraska. The closure of the Cozad plant will eliminate approximately 500 positions. We are hiring at other facilities as we move production from Cozad to those facilities, which will result in a net decrease of approximately 60 positions. Much of the production is being shifted from Cozad to our plant in Hartwell, Georgia.

During the transition of production from our Cozad facility to our Hartwell facility, several customer programs, which were planned to phase out, were reinstated and volumes increased beyond the amount in our original restructuring plan. To meet the higher volume requirements, we have taken a number of actions over the past few months to stabilize the production environment in Hartwell including reinforcing several core processes, realigning assembly lines, upgrading equipment to increase output and accelerating our Lean manufacturing activities. Based on the higher volumes, we are adjusting our consolidation plan. Our revised consolidation plan includes temporarily continuing some basic production operations in Cozad, and redirecting some programs from our Hartwell facility to our other North American facilities to better balance production. These actions will take place over the next several quarters. As of September 30, 2011, more than 95 percent of the positions at our Cozad facility have been eliminated. We still estimate that we will generate $8 million in annualized cost savings once these actions are completed.

During 2009 and 2010, we recorded $11 million and $10 million, respectively, of restructuring and related expenses related to this initiative, of which approximately $16 million represents cash expenditures. For the first nine months of 2011, we have recorded an additional cash charge of $1 million related to this initiative.

During the third quarter of 2011, we recorded $3 million of restructuring and related expenses, all of which represented cash expenditures, related to the permanent elimination of 53 positions in our Australian operations as a result of the continued decline in industry production volumes in that region.

In addition, during the third quarter of 2011, we performed an impairment evaluation within the Asia Pacific segment, of our Australian reporting unit’s goodwill balance as a result of continued deterioration of that reporting unit’s financial performance driven primarily by significant declines in industry production volumes in that region. As a result of our impairment evaluation, we concluded that the remaining amount of goodwill related to our Australian reporting unit was impaired and accordingly, we recorded a goodwill impairment charge of $11 million during the third quarter of 2011.

Earnings Per Share

We reported net income attributable to Tenneco Inc. of $30 million or $0.49 per diluted common share for the third quarter of 2011. Included in the third quarter results for 2011 were negative impacts from expenses related to our restructuring activities, a goodwill impairment charge and tax charges. The net impact of these items had reduced earnings per diluted common share by $0.18. We reported net income attributable to Tenneco Inc. of $10 million or $0.17 per diluted common share for the third quarter of 2010. Included in the results for the third quarter of 2010 were negative impacts from expenses related to our restructuring activities, a pension charge, costs related to debt refinancing and tax adjustments. The net impact of these items decreased earnings per diluted common share by $0.22.

We reported net income attributable to Tenneco Inc. of $127 million or $2.06 per diluted common share for the first three quarters of 2011. Included in the first nine months results for 2011 were negative impacts from expenses related to our restructuring activities, a goodwill impairment charge and costs related to our refinancing activities, which were partially offset by net tax benefits. The net impact of these items decreased earnings per diluted common share by $0.06. We reported net income attributable to Tenneco Inc. of $57 million or $0.94 per diluted common share for the first three quarters of 2010. Included in the results for the first three quarters of 2010 were negative impacts from expenses related to our restructuring activities, a pension charge, costs related to debt refinancing and tax adjustments. The net impact of these items decreased earnings per diluted common share by $0.33.

Dividends on Common Stock

On January 10, 2001, our Board of Directors eliminated the quarterly dividend on our common stock. There are no current plans to reinstate a dividend on our common stock.

Cash Flows for the Three Months Ended September 30, 2011 and 2010

	Three Months
	Ended
	September 30,
	2011	2010
	(Millions)

Cash provided (used) by:
Operating activities	$80	$17
Investing activities	(54)	(35)
Financing activities	(3)	44

Operating Activities

For the three months ended September 30, 2011, operating activities provided $80 million in cash compared to $17 million in cash provided during the same period last year. For the third quarter of 2011, cash used for working capital was $18 million versus $69 million of cash used for working capital in the same period of 2010. Receivables, inventory and accounts payable represented a combined use of $24 million in the third quarter of 2011 compared to a use of $100 million in the third quarter of 2010, driven in both periods by higher demand on working capital to support increased revenue. Cash taxes were $25 million for the third quarter of 2011 compared to $18 million in the third quarter of the prior year.

One of our European subsidiaries receives payment from one of its OE customers whereby the accounts receivable are satisfied through the delivery of negotiable financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets. The amount of these financial instruments that was collected before their maturity date and sold at a discount totaled $1 million and $6 million at September 30, 2011 and December 31, 2010, respectively. No negotiable financial instruments were held by our European subsidiary as of September 30, 2011 and December 31, 2010, respectively.

In certain instances, several of our Chinese subsidiaries receive payment from OE customers and satisfy vendor payments through the receipt and delivery of negotiable financial instruments. Financial instruments used to satisfy vendor payables and not redeemed totaled $19 million and $8 million at September 30, 2011 and December 31, 2010, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $11 million at both September 30, 2011 and December 31, 2010, respectively. We classify financial instruments received from our OE customers as other current assets if issued by a financial institution of our customers or as customer notes and accounts, net if issued by our customer. We classified $11 million in other current assets at both September 30, 2011 and December 31, 2010, respectively. Some of our Chinese subsidiaries that issue their own negotiable financial instruments to pay vendors are required to maintain a cash balance if they exceed certain credit limits with the financial institution that guarantees those financial instruments. A restricted cash balance was not required at those Chinese subsidiaries at September 30, 2011 and December 31, 2010, respectively.

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

Investing Activities

Cash used for investing activities was $19 million higher in the third quarter of 2011 compared to the same period a year ago. Cash payments for plant, property and equipment were $50 million in the third quarter of 2011 versus payments of $33 million in the third quarter of 2010, an increase of $17 million. This increase was due to investments for new business launches, technology development and future growth opportunities. Cash payments for software-related intangible assets were $4 million in the third quarter of 2011 compared to $3 million in the third quarter of 2010.

Financing Activities

Cash flow from financing activities was an outflow of $3 million for the quarter ending September 30, 2011 compared to an inflow of $44 million for the quarter ending September 30, 2010. In the second quarter of 2011 we announced a plan to repurchase up to 400,000 shares of our outstanding common stock. During the third quarter of 2011, we purchased 129,500 shares of our outstanding common stock for $5 million which completed the stock buyback plan. We also paid $4 million to secure the remaining 25 percent interest in our emission control joint venture in Thailand, now wholly-owned, during the third quarter of 2011. Borrowings under our revolving credit facility were $97 million in the third quarter of 2011 and $86 million in the prior year third quarter. There were no borrowings outstanding under the North American accounts receivable securitization programs in either quarter ended September 30 of 2011 or 2010.

Cash Flows for the Nine Months Ended September 30, 2011 and 2010

	Nine Months
	Ended
	September 30,
	2011	2010
	(Millions)

Cash provided (used) by:
Operating activities	$44	$64
Investing activities	(151)	(112)
Financing activities	53	64

Operating Activities

For the nine months ended September 30, 2011, operating activities provided $44 million in cash compared to $64 million in cash provided during the same period last year. For the first nine months of 2011, cash used for working capital was $241 million versus $178 million of cash used for working capital in the same period of 2010. The demand for working capital to support higher revenue drove the increase in the first nine months of 2011 versus 2010. Receivables were a use of cash of $314 million in the first nine months of 2011 compared to a cash use of $374 million in the prior year’s first nine months. Inventory represented a cash outflow of $85 million during the first nine months of 2011, compared to a cash outflow of $123 million for the same period of the prior year. Accounts payable provided cash of $159 million for the nine months ended September 30, 2011, compared to cash provided of $265 million for the nine months ended September 30, 2010. Cash taxes were $58 million for the first nine months of 2011 compared to $42 million in the first nine months of the prior year.

Investing Activities

Cash used for investing activities was $39 million higher in the first nine months of 2011 compared to the same period a year ago. Cash payments for plant, property and equipment were $145 million in the first nine months of 2011 versus payments of $105 million in the first nine months of 2010, an increase of $40 million. This increase was due to investments for new business launches, technology development and future growth opportunities. Cash payments for software-related intangible assets were $10 million in the first nine months of 2011 compared to $11 million in the first nine months of 2010.

Financing Activities

Cash flow from financing activities was an inflow of $53 million for the nine months ending September 30, 2011 compared to an inflow of $64 million for the nine months ending September 30, 2010. In the second quarter of 2011 we announced a plan to repurchase up to 400,000 shares of our outstanding common stock. During the first nine months of 2011, we purchased all 400,000 shares of our outstanding common stock for $16 million. We also paid $4 million to secure the remaining 25 percent interest in our emission control joint venture in Thailand, now wholly-owned, during the first nine months of 2011.

Outlook

Industry light vehicle production in the fourth quarter is forecasted to increase two percent year-over-year in regions where Tenneco operates according to IHS Automotive. IHS Automotive projects that light vehicle production in the fourth quarter will increase year-over-year by 12 percent in North America, two percent in China, one percent in South America and eight percent in Australia. Light vehicle production is predicted by IHS Automotive to decline two percent in Europe and eight percent in India. Full-year production in the regions where we operate is predicted to increase six percent versus last year according to IHS Automotive.

Besides benefiting from recovering light vehicle production volumes, we are continuing to launch and ramp-up incremental commercial vehicle emission control business to help our customers meet stricter diesel emissions control standards for on-road and off-road vehicles. Commercial vehicle emission control launches are currently underway in North America, Europe, China and South America. We now expect that commercial vehicle OE revenue will be approximately $650 million for the full year, entirely due to lower volumes related to launch timing and ramp-up schedules, primarily in the Europe segment. However, we remain confident in our total OE revenue guidance for 2011. In addition, we continue to expand into new markets with new customers, including our most recently announced new emission control business with a commercial vehicle customer in Japan.

We expect our revenue growth to continue to be driven by leveraging production volume recovery with our global platform strength, successfully launching and ramping up new commercial vehicle business and continued strong contributions from our global aftermarket. We plan to continue to grow our business by investing in new manufacturing and engineering capacity to meet customer demand in the world’s fastest growing markets and we will continue to take actions to improve our operations in established markets.

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

Revenue Recognition

We recognize revenue for sales to our original equipment and aftermarket customers when title and risk of loss passes to the customers under the terms of our arrangements with those customers, which is usually at the time of shipment from our plants or distribution centers. Generally, in connection with the sale of exhaust systems to certain original equipment manufacturers, we purchase catalytic converters and diesel particulate filters or components thereof including precious metals (“substrates”) on behalf of our customers which are used in the assembled system. These substrates are included in our inventory and “passed through” to the customer at our cost, plus a small margin, since we take title to the inventory and are responsible for both the delivery and quality of the finished product. Revenues recognized for substrate sales were $1,258 million, and $922 million for the first nine months of 2011 and 2010, respectively. For our aftermarket customers, we provide for promotional incentives and returns at the time of sale. Estimates are based upon the terms of the incentives and historical experience with returns. Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis. Shipping and handling costs billed to customers are included in revenues and the related costs are included in cost of sales in our Condensed Consolidated Statements of Income.

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

Pre-production Design and Development and Tooling Assets

We expense pre-production design and development costs as incurred unless we have a contractual guarantee for reimbursement from the original equipment customer. Unbilled pre-production design and development costs recorded in prepayments and other and long-term receivables totaled $20 and $15 million at September 30, 2011 and December 31, 2010, respectively. In addition, plant, property and equipment included $36 million and $38 million at September 30, 2011 and December 31, 2010, respectively, for original equipment tools and dies that we own, and prepayments and other included $44 million and $46 million at September 30, 2011 and December 31, 2010, respectively, for in-process tools and dies that we are building for our original equipment customers.

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

We reported income tax expense of $21 million and $65 million in the three month and nine month periods ending September 30, 2011, respectively. The tax expense recorded differs for the first nine months of 2011 from the expense that would be recorded using a U.S. Federal statutory rate of 35 percent due to a net tax benefit of $9 million primarily related to U.S. taxable income with no associated tax expense due to our net operating loss (“NOL”) carryforward and income generated in lower tax rate jurisdictions, partially offset by adjustments to prior year income tax estimates and the impact of recording a valuation allowance against the tax benefit for losses in certain foreign jurisdictions. Beginning in 2008, given our historical losses, we concluded that our ability to fully utilize our NOLs was limited due to projecting the continuation of the negative economic environment and the impact of the negative operating environment on our tax planning strategies. As a result of our tax planning strategies which have not yet been implemented and which do not depend upon generating future taxable income, we carry deferred tax assets in the U.S. of $90 million relating to the expected utilization of those NOLs. The federal NOLs expire beginning in tax years ending in 2021 through 2029. The state NOLs expire in various tax years through 2029.

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

During the third quarter of 2011, we performed an impairment evaluation of our Australian reporting unit’s goodwill balance as a result of continued deterioration of that reporting unit’s financial performance driven primarily by significant declines in industry production volumes in that region. We identified in our step one test that the carrying value of our Australian reporting unit was higher than its fair value which is an indication that impairment may exist which required us to perform step two of the goodwill impairment test to measure the amount of the impairment loss. Step two of the goodwill impairment evaluation required us to calculate the implied fair value of goodwill of our Australian reporting unit by allocating the estimated fair value to the assets and liabilities of this reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the acquisition price. As a result of performing steps one and two of the goodwill impairment test, we concluded that the remaining amount of goodwill related to our Australian reporting unit was impaired and accordingly, we recorded a goodwill impairment charge of $11 million during the third quarter of 2011.

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

Except in the U.K., our pension plans generally do not require employee contributions. Our policy is to fund our pension plans in accordance with applicable U.S. and foreign government regulations and to make additional payments as funds are available to achieve full funding of the projected benefit obligation. At September 30, 2011, all legal funding requirements had been met.

Changes in Accounting Pronouncements

Footnote 12 in our Notes to Condensed Consolidated Financial Statements located in Part I Item 1 of this Form 10-Q is incorporated herein for reference.

Liquidity and Capital Resources

Capitalization

	September 30,	December 31,
	2011	2010	% Change
	(Millions)

Short-term debt and maturities classified as current	$70	$63	11%
Long-term debt	1,234	1,160	6

Total debt	1,304	1,223	7

Total redeemable noncontrolling interests	10	12	(17)

Total noncontrolling interests	37	39	(5)

Tenneco Inc. shareholders’ equity	83	(4)	NM

Total equity	120	35	243

Total capitalization	$1,434	$1,270	13

General.  Short-term debt, which includes maturities classified as current and borrowings by foreign subsidiaries, was $70 million and $63 million as of September 30, 2011 and December 31, 2010, respectively. Borrowings under our revolving credit facilities, which are classified as long-term debt, were $97 million and zero at September 30, 2011 and December 31, 2010, respectively.

The 2011 year-to-date increase in total equity primarily resulted from net income attributable to Tenneco Inc. of $127 million, an $8 million increase in additional liability for pension and postretirement benefits, a $6 million increase in premium on common stock and other capital surplus relating to common stock issued pursuant to benefit plans, offset by a $36 million decrease caused by the impact of changes in foreign exchange rates on the translation of financial statements of our foreign subsidiaries into U.S. dollars, a $16 million increase in treasury stock as a result of open market purchases of common stock under our share repurchase program, and a $2 million decrease in premium on common stock and other capital surplus due to the purchase of the remaining 25 percent equity interest in our Tenneco Automotive (Thailand) Limited joint venture.

Overview.  Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions. The arrangement is secured by substantially all our domestic assets and pledges of up to 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries.

On June 3, 2010, we completed an amendment and extension of our senior secured credit facility by extending the term of our revolving credit facility and replacing our $128 million term loan A with a larger and longer maturity term loan B facility. As a result of the amendment and extension, as of September 30, 2011, the senior credit facility provides us with a total revolving credit facility size of $622 million until March 16, 2012, when commitments of $66 million will expire. After March 16, 2012, the extended revolving credit facility will provide $556 million of revolving credit and will mature on May 31, 2014. The extended facility will mature earlier on December 15, 2013, if our $130 million tranche B-1 letter of credit/revolving loan facility is not refinanced by that date. Prior to maturity, funds may be borrowed, repaid and re-borrowed under the two revolving credit facilities without premium or penalty.

As of September 30, 2011, the senior credit facility also provides a six-year, $148 million term loan B maturing in June 2016, and a seven-year $130 million tranche B-1 letter of credit/revolving loan facility maturing in March 2014. We are required to make quarterly principal payments of $375 thousand on the term loan B, through March 31, 2016 with a final payment of $141 million due June 3, 2016. The tranche B-1 letter of credit/revolving loan facility requires repayment by March 2014. We can enter into revolving loans and issue letters of credit under the $130 million tranche B-1 letter of credit/revolving loan facility. The tranche B-1 letter of credit/revolving loan facility is reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. There is no additional cost to us for issuing letters of credit under the tranche B-1 letter of credit/revolving loan facility. However, outstanding letters of credit reduce our availability to enter into revolving loans under the facility. We pay the tranche B-1 lenders interest equal to the London Interbank

Offered Rate (“LIBOR”) plus a margin on all borrowings under the facility. Funds deposited with the administrative agent by the lenders and not borrowed by the Company earn interest at an annual rate approximately equal to LIBOR less 25 basis points.

Beginning June 3, 2010, our term loan B and revolving credit facility bear interest at an annual rate equal to, at our option, either (i) LIBOR plus a margin of 475 and 450 basis points, respectively, or (ii) a rate consisting of the greater of (a) the JPMorgan Chase prime rate plus a margin of 375 and 350 basis points, respectively, (b) the Federal Funds rate plus 50 basis points plus a margin of 375 and 350 basis points, respectively, and (c) the Eurodollar Rate plus 100 basis points plus a margin of 375 and 350 basis points, respectively. The margin we pay on these borrowings will be reduced by 25 basis points following each fiscal quarter for which our consolidated net leverage ratio is less than 2.25 for extending lenders and for the term loan B and will be further reduced by an additional 25 basis points following each fiscal quarter for which the consolidated net leverage ratio is less than 2.00 for extending lenders. Our consolidated net leverage ratio was 2.07 and 2.24 as of September 30, 2011 and December 31, 2010, respectively. As a result, the margin we pay on these borrowings was reduced in February 2011 by 25 basis points for extending lenders. However, since the ratio increased during the first quarter to 2.32, the margin we pay on borrowings increased by 25 basis points beginning in May 2011 and remained at such level until August 2011 when it decreased again by 25 basis points.

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

At September 30, 2011, of the $752 million available under the two revolving credit facilities within our senior secured credit facility, we had unused borrowing capacity of $601 million with $97 million in outstanding borrowings and $54 million in letters of credit outstanding. As of September 30, 2011, our outstanding debt also included $250 million of 8 1/8 percent senior notes due November 15, 2015, $148 million term loan B due June 3, 2016, $225 million of 7 3/4 percent senior notes due August 15, 2018, $500 million of 6 7/8 percent senior notes due December 15, 2020, and $84 million of other debt.

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

	8/14/2009	3/1/2010	6/3/2010	2/28/2011	5/16/2011
	thru	thru	thru	thru	thru	Beginning
	2/28/2010	6/2/2010	2/27/2011	5/15/2011	8/7/2011	8/8/2011

Applicable Margin over:
LIBOR for Revolving Loans	5.50%	4.50%	4.50%	4.25%	4.50%	4.25%
LIBOR for Term Loan B Loans	—	—	4.75%	4.50%	4.75%	4.50%
LIBOR for Term Loan A Loans	5.50%	4.50%	—	—	—	—
LIBOR for Tranche B-1 Loans	5.50%	5.00%	5.00%	5.00%	5.00%	5.00%
Prime-based Loans	4.50%	3.50%	—	—	—	—
Prime for Revolving Loans	—	—	3.50%	3.25%	3.50%	3.25%
Prime for Term Loan B Loans	—	—	3.75%	3.50%	3.75%	3.50%
Prime for Tranche B-1 Loans	—	—	4.00%	4.00%	4.00%	4.00%
Federal Funds for Revolving Loans	—	—	3.50%	3.25%	3.50%	3.25%
Federal Funds for Term Loan B Loans	—	—	3.75%	3.50%	3.75%	3.50%
Federal Funds for Tranche B-1 Loans	5.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Commitment Fee	0.75%	0.50%	0.75%	0.50%	0.75%	0.50%

Senior Credit Facility — Other Terms and Conditions.  Our senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA, as defined in the senior credit facility agreement), and consolidated interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined under the senior credit facility agreement) at the end of each period indicated. Failure to maintain these ratios will result in a default under our senior credit facility. The financial ratios required under the amended and restated senior credit facility and, the actual ratios we achieved for the first three quarters of 2011, are as follows:

	Quarter Ended
	March 31,		June 30,		September 30,
	2011		2011		2011
	Req.	Act.	Req.	Act.	Req.	Act.

Leverage Ratio (maximum)	4.00	2.32	3.75	2.17	3.50	2.07
Interest Coverage Ratio (minimum)	2.55	4.37	2.55	4.76	2.55	5.17

The financial ratios required under the senior credit facility for the remainder of 2011 and beyond are set forth below:

		Interest
	Leverage	Coverage
Period Ending	Ratio	Ratio

December 31, 2011	3.50	2.55
Each quarter thereafter	3.50	2.75

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

As of September 30, 2011, we were in compliance with all the financial covenants and operational restrictions of the facility. Our senior credit facility does not contain any terms that could accelerate payment of the facility or affect pricing under the facility as a result of a credit rating agency downgrade.

Senior Notes.  As of September 30, 2011, our outstanding debt also includes $250 million of 8 1/8 percent senior notes due November 15, 2015, $225 million of 7 3/4 percent senior notes due August 15, 2018 and $500 million of 6 7/8 percent senior notes due December 15, 2020. Under the indentures governing the notes, we are permitted to redeem some or all of the remaining senior notes at any time after November 15, 2011 in the case of the senior notes due 2015, August 14, 2014 in the case of the senior notes due 2018, and December 15, 2015 in the case of senior notes due 2020. On January 7, 2011, we redeemed all remaining outstanding $20 million of senior subordinated notes at a price of 102.875 percent of principal amount plus accrued and unpaid interest. If we sell certain of our assets or experience specified kinds of changes in control, we must offer to repurchase the notes. Under the indentures governing the notes, we are permitted to redeem up to 35 percent of the senior notes due 2018, with the proceeds of certain equity offerings completed before August 13, 2013 and up to 35 percent of the senior notes due 2020, with the proceeds of certain equity offerings completed before December 15, 2013.

Our senior notes require that, as a condition precedent to incurring certain types of indebtedness not otherwise permitted, our consolidated fixed charge coverage ratio, as calculated on a pro forma basis, be greater than 2.00. The indentures also contain restrictions on our operations, including limitations on: (i) incurring additional indebtedness or liens; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; (v) asset sales and (vi) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. As of September 30, 2011, we were in compliance with the covenants and restrictions of these indentures.

Accounts Receivable Securitization.  We securitize some of our accounts receivable on a limited recourse basis in North America and Europe. As servicer under these accounts receivable securitization programs, we are responsible for performing all accounts receivable administration functions for these securitized financial assets including collections and processing of customer invoice adjustments. In North America, we have an accounts receivable securitization program with three commercial banks comprised of a first priority facility and a second priority facility. We securitize original equipment and aftermarket receivables on a daily basis under the bank program. In March 2011, the North American program was amended and extended to March 23, 2012. The first priority facility continues to provide financing of up to $110 million and the second priority facility, which is subordinated to the first priority facility, continues to provide up to an additional $40 million of financing. Both facilities monetize accounts receivable generated in the U.S. and Canada that meet certain eligibility requirements, and the second priority facility also monetizes certain accounts receivable generated in the U.S. or Canada that would otherwise be ineligible under the first priority securitization facility. The amendments to the North American program expand the trade receivables that are eligible for purchase under the program and decrease the margin we pay to our banks. We had no outstanding third party investments in our securitized accounts receivable under the North American program at September 30, 2011 and December 31, 2010, respectively.

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

We also securitize receivables in our European operations with regional banks in Europe. The arrangements to securitize receivables in Europe are provided under seven separate facilities provided by various financial institutions in each of the foreign jurisdictions. The commitments for these arrangements are generally for one year, but some may be cancelled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon 15 days, or less, notification. The amount of outstanding third party investments in our securitized accounts receivable in Europe was $140 million and $91 million at September 30, 2011 and December 31, 2010, respectively.

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

In our North American accounts receivable securitization programs, we transfer a partial interest in a pool of receivables and the interest that we retain is subordinate to the transferred interest. Accordingly, we account for our

North American securitization program as a secured borrowing. In our European programs, we transfer accounts receivables in their entirety to the acquiring entities and satisfy all of the conditions established under ASC Topic 860, “Transfers and Servicing,” to report the transfer of financial assets in their entirety as a sale. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under our European securitization programs approximates the fair value of such receivables. We recognized interest expense of less than $1 million in the three month period ending September 30, 2011 and $1 million in the three month period ended September 30, 2010, and $2 million and $3 million for each of the nine month periods ended September 30, 2011 and 2010 respectively, relating to our North American securitization program. In addition, we recognized a loss of $1 million in each of the three month periods ended September 30, 2011 and 2010, respectively, and $4 million and $3 million for the nine month periods ended September 30, 2011 and 2010, respectively, on the sale of trade accounts receivable in our European accounts receivable securitization programs, representing the discount from book values at which these receivables were sold to our banks. The discount rate varies based on funding costs incurred by our banks, which averaged approximately three percent and four percent during the first nine months of 2011 and 2010, respectively.

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

In managing our foreign currency exposures, we identify and aggregate existing offsetting positions and then hedge residual exposures through third-party derivative contracts. The fair value of our foreign currency forward contracts was a net liability position of $2 million at September 30, 2011 and is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. The following table summarizes by major currency the notional amounts for our foreign currency forward purchase and sale contracts as of September 30, 2011. All contracts in the following table mature in 2011.

		Notional Amount
		in Foreign Currency
		(Millions)

Australian dollars	—Purchase	2
British pounds	—Purchase	4
European euro	—Sell	(9)
Japanese yen	—Purchase	442
South African rand	—Purchase	162
U.S. dollars	—Purchase	1
	—Sell	(23)
Other	—Sell	(1)

Interest Rate Risk

Our financial instruments that are sensitive to market risk for changes in interest rates are primarily our debt securities. We use our revolving credit facilities to finance our short-term and long-term capital requirements. We pay a current market rate of interest on these borrowings. Our long-term capital requirements have been financed with long-term debt with original maturity dates ranging from four to ten years. On September 30, 2011, we had $989 million in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed through December 2020, $250 million is fixed through November 2015, $225 million is fixed through August 2018 and the remainder is fixed from 2012 through 2025. We also have $247 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” earlier in this Management’s Discussion and Analysis.

We estimate that the fair value of our long-term debt at September 30, 2011 was about 101 percent of its book value. A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $3 million.

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

We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense costs related to an existing condition caused by past operations that do not contribute to current or future revenue generation. As of September 30, 2011, we have the obligation to remediate or contribute towards the remediation of certain sites, including one Federal Superfund site. At September 30, 2011, our aggregated estimated share of environmental remediation costs for all these sites on a discounted basis was approximately $18 million, of which $5 million is recorded in other current liabilities and $13 million is recorded in deferred credits and other liabilities in our condensed consolidated balance sheet. For those locations in which the liability was discounted, the weighted average discount rate used was 1.9 percent. The undiscounted value of the estimated remediation costs was $21 million. Our expected payments of environmental remediation costs are estimated to be approximately $3 million in 2011 and 2012, $2 million in 2013, $1 million in 2014 through 2015 and $12 million thereafter. Based on information known to us, we have established reserves that we believe are adequate for these costs. Although we believe these estimates of remediation costs are reasonable and are based on the latest available information, the costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute towards the remediation costs. In addition, certain environmental statutes provide that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at these sites has been considered, where appropriate, in our determination of our estimated liability. We do not believe that any potential costs associated with our current status as a potentially responsible party in the Federal Superfund site, or as a liable party at the other locations referenced herein, will be material to our condensed consolidated results of operations, financial position or cash flows.

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

In addition, we are subject to a number of lawsuits initiated by a significant number of claimants alleging health problems as a result of exposure to asbestos. In the early 2000’s we were named in nearly 20,000 complaints, most of which were filed in Mississippi state court and the vast majority of which made no allegations of exposure to asbestos from our product categories. Most of these claims have been dismissed and our current docket of active and inactive cases is less than 500 cases nationwide. A small number of claims have been asserted by railroad workers alleging exposure to asbestos products in railroad cars manufactured by The Pullman Company, one of our subsidiaries. The balance of the claims is related to alleged exposure to asbestos in our automotive products. Only a small percentage of the claimants allege that they were automobile mechanics and a significant number appear to involve workers in other industries or otherwise do not include sufficient information to determine whether there is any basis for a claim against us. We believe, based on scientific and other evidence, it is unlikely that mechanics were exposed to asbestos by our former products and that, in any event, they would not be at increased risk of asbestos-related disease based on their work with these products. Further, many of these cases involve numerous defendants, with the number of each in some cases exceeding 100 defendants from a variety of industries. Additionally, the plaintiffs either do not specify any, or specify the jurisdictional minimum, dollar amount for damages. As major asbestos manufacturers continue to go out of business or file for bankruptcy, we may experience an increased number of these claims. We vigorously defend ourselves against these claims as part of our ordinary course of business. In future periods, we could be subject to charges to earnings if any of these matters are resolved unfavorably to us. To date, with respect to claims that have proceeded sufficiently through the judicial process, we have regularly achieved favorable resolutions. Accordingly, we presently believe that these asbestos-related claims will not have a material adverse impact on our future consolidated financial condition, results of operations or cash flows.

Employee Stock Ownership Plans

We have established Employee Stock Ownership Plans for the benefit of U.S. employees. Under the plans, subject to limitations in the Internal Revenue Code, participants may elect to defer up to 75 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We match in cash 50 percent of each employee’s contribution up to eight percent of the employee’s salary. In connection with freezing the defined benefit pension plans for nearly all U.S. based salaried and non-union hourly employees effective December 31, 2006, and the related replacement of those defined benefit plans with defined contribution plans, we are making additional contributions to the Employee Stock Ownership Plans. We recorded expense for these contributions of approximately $14 million and $12 million for the nine months ended September 30, 2011 and 2010, respectively. Matching contributions vest immediately. Defined benefit replacement contributions fully vest on the employee’s third anniversary of employment.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(a) None.

(b) Not applicable.

(c) Purchase of equity securities by the issuer and affiliated purchasers.  The following table provides information relating to our purchase of shares of our common stock in the third quarter of 2011. These purchases reflect shares purchased through our share repurchase program and shares withheld upon vesting of restricted stock, to satisfy statutory minimum tax withholding obligations.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares That
			Part of	May Yet be
			Publicly	Purchased
			Announced	Under
	Total Number of	Average	Plans or	These Plans
Period	Shares Purchased	Price Paid	Programs	or Programs

July 2011	76,684	$43.28	75,500	54,000
August 2011	54,018	$40.43	54,000	—

Total	130,702	$42.10	129,500	—

In May 2011, our Board of Directors approved a share repurchase program, authorizing our company to repurchase up to 400,000 shares of our outstanding common stock over a 12 month period. Our share repurchase program is intended to offset dilution from shares of restricted stock and stock options that were issued in 2011 to employees. We repurchased all of the 400,000 shares through open market purchases, which were funded through cash from operations, as of August 3, 2011 at a total cost of $16 million through this program. These repurchased shares are held as part of our treasury stock which increased to 1,694,692 shares at September 30, 2011 from 1,294,692 shares at December 31, 2010.

During the third quarter of 2011, we repurchased and subsequently cancelled 1,202 shares to satisfy the statutory minimum tax withholding requirements for restricted stock which vested during the quarter. We intend to continue to satisfy statutory minimum tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Tenneco Inc. has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TENNECO INC.

By:	/s/ Kenneth R. Trammell
Kenneth R. Trammell
Executive Vice President and Chief
Financial Officer

Dated: November 7, 2011

INDEX TO EXHIBITS
TO
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2011

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