Form 10-Q
period 2012-03-31
TENNECO INC
filed 2012-05-08
CIK 1024725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Common Stock, par value $0.01 per share: 60,699,850 shares outstanding as of April 30, 2012.

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

•

changes in consumer demand, prices and our ability to have our products included on top selling vehicles, including any shifts in consumer preferences away from light trucks, which tend to be higher margin products for our customers and us, to other lower margin vehicles, for which we may or may not have supply arrangements;

•

changes in automotive and commercial vehicle manufacturers’ production rates and their actual and forecasted requirements for our products, such as the significant production cuts during 2008 and 2009 by automotive manufacturers in response to difficult economic conditions;

•

the overall highly competitive nature of the automobile and commercial vehicle parts industries, and any resultant inability to realize the sales represented by our awarded book of business (which is based on anticipated pricing and volumes over the life of the applicable program);

•

the loss of any of our large original equipment manufacturer (“OEM”) customers (on whom we depend for a substantial portion of our revenues), or the loss of market shares by these customers if we are unable to achieve increased sales to other OEMs or any change in customer demand due to delays in the adoption or enforcement of worldwide emissions regulations;

•

industrywide strikes, labor disruptions at our facilities or any labor or other economic disruptions at any of our significant customers or suppliers or any of our customers’ other suppliers (such as the 2008 strike at American Axle, which disrupted our supply of products for significant General Motors (GM) platforms);

•

increases in the costs of raw materials, including our ability to successfully reduce the impact of any such cost increases through materials substitutions, cost reduction initiatives, customer recovery and other methods;

•	the negative impact of higher fuel prices on transportation and logistics costs, raw material costs and discretionary purchases of vehicles or aftermarket products;

•	the cyclical nature of the global vehicle industry, including the performance of the global aftermarket sector and the impact of vehicle parts’ longer product lives;

•	our ability to successfully execute cash management, restructuring and other cost reduction plans and to realize anticipated benefits from these plans;

•	costs related to product warranties and other customer satisfaction actions;

•	the impact of consolidation among vehicle parts suppliers and customers on our ability to compete;

•

changes in distribution channels or competitive conditions in the markets and countries where we operate, including the impact of changes in distribution channels for aftermarket products on our ability to increase or maintain aftermarket sales;

•

the cost and outcome of existing and any future claims or legal proceedings, including, but not limited to, claims or proceedings against us or our customers relating to product performance, product safety or intellectual property rights;

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

•

any changes by the International Organization for Standardization (ISO) or other such committees in their certification protocols for processes and products, which may have the effect of delaying or hindering our ability to bring new products to market;

•

the impact of changes in and compliance with laws and regulations, including: environmental laws and regulations, which may result in our incurrence of environmental liabilities in excess of the amount reserved; and any changes to the timing of the funding requirements for our pension and other postretirement benefit liabilities;

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

The risks included here are not exhaustive. Refer to “Part I, Item 1A — Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2011, for further discussion regarding our exposure to risks. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor to assess the impact such risk factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Tenneco Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Tenneco Inc. and consolidated subsidiaries as of March 31, 2012, and the related condensed consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for the three-month periods ended March 31, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2011, and the related consolidated statements of income (loss), cash flows, changes in shareholders’ equity and comprehensive income for the year then ended (not presented herein), and in our report dated February 24, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2011, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
May 7, 2012

The “Report of Independent Registered Public Accounting Firm” included above is not a “report” or “part of a Registration Statement” prepared or certified by an independent accountant within the meaning of Sections 7 and 11 of the Securities Act of 1933, and the accountants’ Section 11 liability does not extend to such report.

TENNECO INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(Millions Except Share and Per Share Amounts)
Revenues
Net sales and operating revenues	$1,912	$1,760

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	1,607	1,466
Engineering, research, and development	38	35
Selling, general, and administrative	118	109
Depreciation and amortization of other intangibles	49	51

	1,812	1,661

Other income (expense)
Loss on sale of receivables	(1)	(1)
Other income (expense)	(3)	(4)

	(4)	(5)

Earnings before interest expense, income taxes, and noncontrolling interests	96	94
Interest expense (net of interest capitalized of $1 million in both the three months ended March 31, 2012 and 2011, respectively)	42	28

Earnings before income taxes and noncontrolling interests	54	66
Income tax expense	18	14

Net income	36	52

Less: Net income attributable to noncontrolling interests	6	5

Net income attributable to Tenneco Inc.	$30	$47

Earnings per share
Weighted average shares of common stock outstanding —
Basic	60,196,428	59,849,278
Diluted	61,736,204	62,074,523
Basic earnings per share of common stock	$0.50	$0.78
Diluted earnings per share of common stock	$0.49	$0.75

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of income.

TENNECO INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31, 2012
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Accumulated Other Comprehensive Income	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income
	(Millions)
Net Income		$30		$6		$36

Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$(30)		$4		$(26)
Translation of foreign currency statements	26	26	(1)	(1)	25	25

Balance March 31	(4)		3		(1)

Additional Liability for Pension and Postretirement Benefits
Balance January 1	(352)		—		(352)
Additional Liability for Pension and Postretirement Benefits, net of tax	3	3			3	3

Balance March 31	(349)				(349)

Balance March 31	$(353)		$3		$(350)

Other Comprehensive Income		29		(1)		28

Comprehensive Income		$59		$5		$64

The accompanying notes to the condensed consolidated financial statements are in an integral part of these condensed consolidated statements of comprehensive income.

TENNECO INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31, 2011
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Accumulated Other Comprehensive Income	Comprehensive Income	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income
	(Millions)
Net Income		$47		$5		$52

Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$8		$5		$13
Translation of foreign currency statements	30	30	1	1	31	31

Balance March 31	38		6		44

Additional Liability for Pension and Postretirement Benefits
Balance January 1	(250)		—		(250)

Additional Liability for Pension and Postretirement Benefits, net of tax	1	1			1	1

Balance March 31	(249)		—		(249)

Balance March 31	$(211)		$6		$(205)

Other Comprehensive Income		31		1		32

Comprehensive Income		$78		$6		$84

The accompanying notes to the condensed consolidated financial statements are in an integral part of these condensed consolidated statements of comprehensive income.

TENNECO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2012	December 31, 2011
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$193	$214
Receivables —
Customer notes and accounts, net	1,135	936
Other	37	44
Inventories —
Finished goods	287	244
Work in process	208	181
Raw materials	134	121
Materials and supplies	50	46
Deferred income taxes	43	40
Prepayments and other	172	153

Total current assets	2,259	1,979

Other assets:
Long-term receivables, net	9	10
Goodwill	75	74
Intangibles, net	32	32
Deferred income taxes	89	92
Other	110	103

	315	311

Plant, property, and equipment, at cost	3,234	3,153
Less — Accumulated depreciation and amortization	(2,157)	(2,106)

	1,077	1,047

Total Assets	$3,651	$3,337

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)	$94	$66
Trade payables	1,270	1,171
Accrued taxes	43	44
Accrued interest	14	13
Accrued liabilities	250	226
Other	42	50

Total current liabilities	1,713	1,570

Long-term debt	1,264	1,158
Deferred income taxes	50	51
Postretirement benefits	377	385
Deferred credits and other liabilities	127	118
Commitments and contingencies

Total liabilities	3,531	3,282

Redeemable noncontrolling interests	13	12

Tenneco Inc. Shareholders’ equity:
Common stock	1	1
Premium on common stock and other capital surplus	3,019	3,016
Accumulated other comprehensive loss	(353)	(382)
Retained earnings (accumulated deficit)	(2,349)	(2,379)

	318	256
Less — Shares held as treasury stock, at cost	256	256

Total Tenneco Inc. shareholders’ equity	62	—

Noncontrolling interests	45	43

Total equity	107	43

Total liabilities, redeemable noncontrolling interests and equity	$3,651	$3,337

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

TENNECO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(Millions)
Operating Activities
Net income	$36	$52
Adjustments to reconcile net income to cash used by operating activities —
Depreciation and amortization of other intangibles	49	51
Deferred income taxes	(5)	(5)
Stock-based compensation	4	2
Loss on sale of assets	1	—
Changes in components of working capital —
(Increase) decrease in receivables	(181)	(251)
(Increase) decrease in inventories	(76)	(77)
(Increase) decrease in prepayments and other current assets	(16)	(15)
Increase (decrease) in payables	88	139
Increase (decrease) in accrued taxes	1	8
Increase (decrease) in accrued interest	—	8
Increase (decrease) in other current liabilities	13	1
Change in long-term assets	8	(3)
Change in long-term liabilities	(5)	(12)
Other	(2)	(1)

Net cash used by operating activities	(85)	(103)

Investing Activities
Proceeds from the sale of assets	1	4
Cash payments for plant, property, and equipment	(65)	(46)
Cash payments for software related intangible assets	(4)	(3)

Net cash used by investing activities	(68)	(45)

Financing Activities
Retirement of long-term debt	(381)	(22)
Issuance of long-term debt	250	—
Debt issuance cost of long-term debt	(12)	—
Increase in bank overdrafts	2	7
Net increase in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivable	233	47
Net increase in short-term borrowings secured by accounts receivable	30	82

Net cash provided by financing activities	122	114

Effect of foreign exchange rate changes on cash and cash equivalents	10	—

Increase (decrease) in cash and cash equivalents	(21)	(34)
Cash and cash equivalents January 1	214	233

Cash and cash equivalents, March 31 (Note)	$193	$199

Supplemental Cash Flow Information
Cash paid during the period for interest	$35	$19
Cash paid during the period for income taxes (net of refunds)	17	10
Non-cash Investing and Financing Activities
Period ended balance of payable for plant, property, and equipment	$29	$25

Note: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of cash flows.

TENNECO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31,
	2012		2011
	Shares	Amount	Shares	Amount
	(Millions Except Share Amounts)
Tenneco Inc. Shareholders:
Common Stock
Balance January 1	62,101,335	$1	61,541,760	$1
Issued pursuant to benefit plans	148,397	—	59,904	—
Stock options exercised	104,742	—	125,624	—

Balance March 31	62,354,474	1	61,727,288	1

Premium on Common Stock and Other Capital Surplus
Balance January 1		3,016		3,008
Premium on common stock issued pursuant to benefit plans		3		1

Balance March 31		3,019		3,009

Accumulated Other Comprehensive Loss
Balance January 1		(382)		(237)
Other comprehensive income		29		32

Balance March 31		(353)		(205)

Retained Earnings (Accumulated Deficit)
Balance January 1		(2,379)		(2,536)
Net income attributable to Tenneco Inc.		30		47

Balance March 31		(2,349)		(2,489)

Less — Common Stock Held as Treasury Stock, at Cost
Balance January 1 and March 31	1,694,692	256	1,294,692	240

Total Tenneco Inc. shareholders’ equity		$62		$76

Noncontrolling Interests:
Balance January 1		43		39
Net income		5		4
Dividends declared		(2)		—
Other comprehensive income (loss)		(1)		—

Balance March 31		$45		$43

Total equity		$107		$119

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of changes in shareholders’ equity.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Consolidation and Presentation

As you read the accompanying financial statements you should also read our Annual Report on Form 10-K for the year ended December 31, 2011.

In our opinion, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly Tenneco Inc.’s results of operations, comprehensive income, financial position, cash flows, and changes in shareholders’ equity for the periods indicated. We have prepared the unaudited condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (U.S. GAAP) for annual financial statements.

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

(2) Financial Instruments

The carrying and estimated fair values of our financial instruments by class at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Millions)
Long-term debt (including current maturities)	$1,268	$1,325	$1,162	$1,200
Instruments with off-balance sheet risk:
Foreign exchange forward contracts:
Asset derivative contracts	—	—	1	1

Asset and Liability Instruments — The fair value of cash and cash equivalents, short and long-term receivables, accounts payable, and short-term debt was considered to be the same as or was not determined to be materially different from the carrying amount.

Long-term Debt — The fair value of our public fixed rate senior notes is based on quoted market prices. The fair value of our private borrowings under our senior credit facility and other long-term debt instruments is based on the market value of debt with similar maturities, interest rates and risk characteristics. At March 31, 2012, the fair value of our level 1 debt, as classified in the fair value hierarchy, was $800 million. We have classified the remaining $525 million as level 2 in the fair value hierarchy since we utilize valuation inputs that are observable both directly and indirectly.

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The fair value of our foreign currency forward contracts is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. We record the change in fair value of these foreign exchange forward contracts as part of currency gains (losses) within cost of sales in the condensed consolidated statements of income. The fair value of foreign exchange forward contracts are recorded in prepayments and other current assets or other current liabilities in the condensed consolidated balance sheet. The fair value of our foreign exchange forward contracts, presented on a gross basis by derivative contract at March 31, 2012 and December 31, 2011, respectively, was as follows:

	Fair Value of Derivative Instruments
	March 31, 2012			December 31, 2011
	Asset Derivatives	Liability Derivatives	Total	Asset Derivatives	Liability Derivatives	Total
	(Millions)
Foreign exchange forward contracts	$—	$—	$—	$1	$—	$1

The fair value of our recurring financial assets at March 31, 2012 and December 31, 2011, respectively, are as follows:

	March 31, 2012			December 31, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(Millions)
Financial Assets:
Foreign exchange forward contracts	n/a	$—	n/a	n/a	$1	n/a

The fair value hierarchy definition prioritizes the inputs used in measuring fair value into the following levels:

Level 1	—	Quoted prices in active markets for identical assets or liabilities.

Level 2	—	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

Level 3	—	Unobservable inputs based on our own assumptions.

The following table summarizes by major currency the notional amounts for foreign currency forward purchase and sale contracts as of March 31, 2012 (all of which mature in 2012):

		Notional Amount in Foreign Currency
		(Millions)
Australian dollars	—Purchase	3
British pounds	—Purchase	4
European euro	—Sell	(108)
Japanese Yen	—Purchase	270
South African rand	—Purchase	179
U.S. dollars	—Purchase	1,099
	—Sell	(86)
Other	—Purchase	1
	—Sell	(1)

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

On March 22, 2012, we completed an amendment and restatement of our senior credit facility by increasing the amount and extending the maturity date of our revolving credit facility and adding a new Tranche A Term Facility. The amended and restated facility replaces our former $556 million revolving credit facility, $148 million Tranche B Term Facility and $130 million Tranche B-1 letter of credit/revolving loan facility. The proceeds from this refinancing transaction were used to repay our $148 million Tranche B Term Facility and to fund the purchase and redemption of our $250 million 8  1/8 percent senior notes due in 2015. As of March 31, 2012, the senior credit facility provides us with a total revolving credit facility size of $850 million and a $250 million Tranche A Term Facility, both of which will mature on March 22, 2017. Funds may be borrowed, repaid and re-borrowed under the revolving credit facility without premium or penalty. The revolving credit facility is reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. Outstanding letters of credit reduce our availability to enter into revolving loans under the facility. We are required to make quarterly principal payments under the Tranche A Term Facility of $3.1 million beginning June 30, 2012 through March 31, 2014, $6.3 million beginning June 30, 2014 through March 31, 2015, $9.4 million beginning June 30, 2015 through March 31, 2016, $12.5 million beginning June 30, 2016 through December 31, 2016 and a final payment of $125 million is due on March 22, 2017.

Beginning March 22, 2012, our Tranche A Term and revolving credit facilities bear interest at an annual rate equal to, at our option, either (i) London Interbank Offered Rate (“LIBOR”) plus a margin of 250 basis points, or (ii) a rate consisting of the greater of (a) the JPMorgan Chase prime rate plus a margin of 150 basis points, (b) the Federal Funds rate plus 50 basis points plus a margin of 150 basis points, and (c) the Eurodollar Rate plus 100 basis points plus a margin of 150 basis points. The margin we pay on these borrowings will be reduced by 25 basis points following each fiscal quarter for which our consolidated net leverage ratio is less than 1.50 or will be increased by 25 basis points if our consolidated net leverage ratio is greater than or equal to 2.50.

The financial ratios required under the amended and restated senior credit facility and, the actual ratios we achieved for the first quarter of 2012, are as follows:

	Quarter Ended March 31, 2012
	Req.	Act.
Leverage Ratio (maximum)	3.50	2.07
Interest Coverage Ratio (minimum)	2.55	6.11

The financial ratios required under the senior credit facility for each quarter beyond March 31, 2012 include a maximum leverage ratio of 3.50 and a minimum interest coverage ratio of 2.55 through December 31, 2013 and 2.75 thereafter.

On March 8, 2012, we announced a cash tender offer to purchase our outstanding $250 million 8  1/8 percent senior notes due in 2015 and a solicitation of consents to certain proposed amendments to the indenture governing these notes. We received tenders and consents representing $232 million aggregate principal amount of the notes and, on March 22, 2012, we purchased the tendered notes at a price of 104.44 percent of the principal amount (which includes a consent payment of three percent of the principal amount), plus accrued and unpaid interest, and amended the related indenture. On April 6, 2012, we redeemed all remaining outstanding $18 million aggregate principal amount of senior notes that were not purchased pursuant to the tender offer at a price

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

of 104.06 percent of the principal amount, plus accrued and unpaid interest. The additional liquidity provided by the new $850 million revolving bank facility and the new $250 million Tranche A Term Facility was used to fund the total cost of the tender offer and redemption, including all related fees and expenses.

We recorded $17 million of pre-tax charges in March 2012 related to the refinancing of our senior credit facility, the repurchase and redemption of $232 million aggregate principal amount of our 8  1/8 percent senior notes due in 2015 and the write-off of deferred debt issuance costs relating to these senior notes. During the first quarter of 2011, we recorded $1 million of pre-tax charges related to our repurchase and redemption of our 8 5/8 percent senior subordinated notes.

At March 31, 2012, of the $850 million available under the revolving credit facility, we had unused borrowing capacity of $554 million with $260 million in outstanding borrowings and $36 million in outstanding letters of credit. As of March 31, 2012, our outstanding debt also included $18 million of 8  1/8 percent senior notes redeemed on April 6, 2012 as described above, $250 million Tranche A Term Facility due March 22, 2017, $225 million of 7  3/4 percent senior notes due August 15, 2018, $500 million of 6  7/8 percent senior notes due December 15, 2020, and $105 million of other debt.

(4) Income Taxes

We reported income tax expense of $18 million and $14 million in the first quarter of 2012 and 2011, respectively. The tax expense recorded in 2012 differs from the expense that would be recorded using a U.S. Federal statutory rate of 35 percent due to a net tax benefit of $1 million primarily related to U.S. taxable income with no associated tax expense due to our net operating loss (“NOL”) carryforward and income generated in lower tax rate jurisdictions, partially offset by the impact of recording a valuation allowance against the tax benefit for losses in certain foreign jurisdictions. We evaluate our deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. U.S. GAAP requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. This assessment considers, among other matters, the nature, frequency and amount of recent losses, the duration of statutory carryforward periods, and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified.

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

In 2008, given our historical losses in the U.S., we concluded that our ability to fully utilize our NOLs was limited, as we were required to project the continuation of the negative economic environment at that time and the impact of the negative operating environment on our tax planning strategies. As a result, we recorded a valuation allowance against all of our U.S. deferred tax assets except for our tax planning strategies which have not yet been implemented and which do not depend upon generating future taxable income. We carry deferred tax assets in the U.S. of $90 million, as of March 31, 2012, relating to the expected utilization of those NOLs.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

In prior years, we recorded a valuation allowance against deferred tax assets generated by taxable losses in the U.S. as well as certain other foreign jurisdictions. Our provision for income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these jurisdictions until the respective valuation allowance is eliminated. In certain foreign jurisdictions, we have recorded a tax benefit on NOLs and tax credits with unlimited lives that are supported by tax actions and forecasted profitability. If the tax actions are not successful or losses are incurred, we may need to record a valuation allowance in a future period. These actions will cause variability in our effective tax rate.

(5) Accounts Receivable Securitization

We securitize some of our accounts receivable on a limited recourse basis in North America and Europe. As servicer under these accounts receivable securitization programs, we are responsible for performing all accounts receivable administration functions for these securitized financial assets including collections and processing of customer invoice adjustments. In North America, we have an accounts receivable securitization program with three commercial banks comprised of a first priority facility and a second priority facility. We securitize original equipment and aftermarket receivables on a daily basis under the bank program. In March 2012, the North American program was amended and extended to March 22, 2013. The first priority facility continues to provide financing of up to $110 million and the second priority facility, which is subordinated to the first priority facility, continues to provide up to an additional $40 million of financing. Both facilities monetize accounts receivable generated in the U.S. and Canada that meet certain eligibility requirements, and the second priority facility also monetizes certain accounts receivable generated in the U.S. or Canada that would otherwise be ineligible under the first priority securitization facility. The amendments to the North American program decreased the margin we pay to our banks. The amount of outstanding third party investments in our securitized accounts receivable under the North American program was $30 million at March 31, 2012 and zero at December 31, 2011.

Each facility contains customary covenants for financings of this type, including restrictions related to liens, payments, mergers or consolidations and amendments to the agreements underlying the receivables pool. Further, each facility may be terminated upon the occurrence of customary events (with customary grace periods, if applicable), including breaches of covenants, failure to maintain certain financial ratios, inaccuracies of representations and warranties, bankruptcy and insolvency events, certain changes in the rate of default or delinquency of the receivables, a change of control and the entry or other enforcement of material judgments. In addition, each facility contains cross-default provisions, where the facility could be terminated in the event of non-payment of other material indebtedness when due and any other event which permits the acceleration of the maturity of material indebtedness.

We also securitize receivables in our European operations with regional banks in Europe. The arrangements to securitize receivables in Europe are provided under seven separate facilities provided by various financial institutions in each of the foreign jurisdictions. The commitments for these arrangements are generally for one year, but some may be cancelled with notice 90 days prior to renewal. In some instances, the arrangement

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

provides for cancellation by the applicable financial institution at any time upon 15 days, or less, notification. The amount of outstanding third party investments in our securitized accounts receivable in Europe was $139 million and $121 million at March 31, 2012 and December 31, 2011, respectively.

If we were not able to securitize receivables under either the North American or European securitization programs, our borrowings under our revolving credit agreement might increase. These accounts receivable securitization programs provide us with access to cash at costs that are generally favorable to alternative sources of financing, and allow us to reduce borrowings under our revolving credit agreement.

In our North American accounts receivable securitization programs, we transfer a partial interest in a pool of receivables and the interest that we retain is subordinate to the transferred interest. Accordingly, we account for our North American securitization program as a secured borrowing. In our European programs, we transfer accounts receivables in their entirety to the acquiring entities and satisfy all of the conditions established under ASC Topic 860, “Transfers and Servicing,” to report the transfer of financial assets in their entirety as a sale. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under our European securitization programs approximates the fair value of such receivables. We recognized $1 million in interest expense in each of the three month periods ended March 31, 2012 and 2011, relating to our North American securitization program. In addition, we recognized a loss of $1 million in each of the three month periods ended March 31, 2012 and 2011, on the sale of trade accounts receivable in our European accounts receivable securitization programs, representing the discount from book values at which these receivables were sold to our banks. The discount rate varies based on funding costs incurred by our banks, which averaged approximately three percent during both the first quarter of 2012 and 2011.

(6) Restructuring and Other Charges

Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. In 2011, we incurred $8 million in restructuring and related costs, primarily related to headcount reductions in Europe and Australia and the closure of our ride control plant in Cozad, Nebraska, all of which was recorded in cost of sales. In the first quarter of 2012, we incurred $1 million in restructuring and related costs, primarily related to headcount reductions in South America, all of which was recorded in cost of sales.

Amounts related to activities that are part of our restructuring plans are as follows:

	December 31, 2011 Restructuring Reserve	2012 Expenses	2012 Cash Payments	March 31, 2012 Restructuring Reserve
	(Millions)
Severance	$1	1	(1)	$1

Under the terms of our amended and restated senior credit agreement that took effect on March 22, 2012, we are allowed to exclude $80 million of cash charges and expenses, before taxes, related to cost reduction initiatives incurred after March 22, 2012 from the calculation of the financial covenant ratios required under our senior credit facility. As of March 31, 2012, we have excluded $1 million in cumulative allowable charges relating to restructuring initiatives against the $80 million available under the terms of the senior credit facility.

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

During the transition of production from our Cozad facility to our Hartwell facility, several customer programs, which were planned to phase out, were reinstated and volumes increased beyond the amount in our original restructuring plan. To meet the higher volume requirements, we have taken a number of actions to stabilize the production environment in Hartwell including reinforcing several core processes, realigning assembly lines, upgrading equipment to increase output and accelerating our Lean manufacturing activities. Based on the higher volumes, we have adjusted our consolidation plan. Our revised consolidation plan includes temporarily continuing some basic production operations in Cozad, and redirecting some programs from our Hartwell facility to our other North American facilities to better balance production. These actions are anticipated to conclude during the third quarter of 2012. As of March 31, 2012, more than 95 percent of the positions at our Cozad facility have been eliminated.

During 2009 and 2010, we recorded $11 million and $10 million, respectively, of restructuring and related expenses related to this initiative, of which approximately $16 million represents cash expenditures. In 2011, we recorded an additional cash charge of $2 million related to this initiative.

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

We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense costs related to an existing condition caused by past operations that do not contribute to current or future revenue generation. As of March 31, 2012, we have the obligation to remediate or contribute towards the remediation of certain sites, including one Federal Superfund site. At March 31, 2012, our aggregated estimated share of environmental remediation costs for all these sites on a discounted basis was approximately $17 million, of which $5 million is recorded in other current liabilities and $12 million is recorded in deferred credits and other liabilities in our condensed consolidated balance sheet. For those locations in which the liability was discounted, the weighted average discount rate used was 2.2 percent. The undiscounted value of the estimated remediation costs was $20 million. Based on information known to us, we have established reserves that we believe are adequate for these costs. Although we believe these estimates of remediation costs are reasonable and are based on the latest available information, the costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute towards the remediation costs. In addition, certain environmental statutes provide that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at these sites has been considered, where appropriate, in our determination

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

of our estimated liability. We do not believe that any potential costs associated with our current status as a potentially responsible party in the Federal Superfund site, or as a liable party at the other locations referenced herein, will be material to our consolidated results of operations, financial position or cash flows.

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

In addition, we are subject to lawsuits initiated by a significant number of claimants alleging health problems as a result of exposure to asbestos. In the early 2000’s we were named in nearly 20,000 complaints, most of which were filed in Mississippi state court and the vast majority of which made no allegations of exposure to asbestos from our product categories. Most of these claims have been dismissed and our current docket of active and inactive cases is less than 500 cases nationwide. A small number of claims have been asserted by railroad workers alleging exposure to asbestos products in railroad cars manufactured by The Pullman Company, one of our subsidiaries. The balance of the claims is related to alleged exposure to asbestos in our automotive products. Only a small percentage of the claimants allege that they were automobile mechanics and a significant number appear to involve workers in other industries or otherwise do not include sufficient information to determine whether there is any basis for a claim against us. We believe, based on scientific and other evidence, it is unlikely that mechanics were exposed to asbestos by our former products and that, in any event, they would not be at increased risk of asbestos-related disease based on their work with these products. Further, many of these cases involve numerous defendants, with the number in some cases exceeding 100 defendants from a variety of industries. Additionally, the plaintiffs either do not specify any, or specify the jurisdictional minimum, dollar amount for damages. As major asbestos manufacturers and/or users continue to go out of business or file for bankruptcy, we may experience an increased number of these claims. We vigorously defend ourselves against these claims as part of our ordinary course of business. In future periods, we could be subject to charges to earnings if any of these matters are resolved unfavorably to us. To date, with respect to claims that have proceeded sufficiently through the judicial process, we have regularly achieved favorable resolutions. Accordingly, we presently believe that these asbestos-related claims will not have a material adverse impact on our future consolidated financial condition, results of operations or cash flows.

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

actual claims incurred could differ from the original estimates, requiring adjustments to the reserve. The reserve is included in both current and long-term liabilities on the balance sheet.

Below is a table that shows the activity in the warranty accrual accounts:

	Three Months Ended March 31,
	2012	2011
	(Millions)
Beginning Balance January 1,	$26	$33
Accruals related to product warranties	5	1
Reductions for payments made	(4)	(1)

Ending Balance March 31,	$27	$33

In the fourth quarter of 2011, we encountered an issue in our North America OE ride control business involving struts supplied on one particular OE platform. As a result, we directly incurred approximately $2 million in premium freight and overtime costs in the fourth quarter of 2011 and $2 million in the first quarter of 2012. We are continuing to work through details with the customer to determine responsibility for any other costs associated with this issue. We cannot estimate the amount of these costs at this time, but do not believe they will be material to our annual operating results.

(8) Earnings Per Share

Earnings per share of common stock outstanding were computed as follows:

	Three Months Ended March 31,
	2012	2011
	(Millions Except Share and Per
	Share Amounts)
Basic earnings per share —
Net income attributable to Tenneco Inc.	$30	$47

Weighted average shares of common stock outstanding	60,196,428	59,849,278

Earnings per average share of common stock	$0.50	$0.78

Diluted earnings per share —
Net income attributable to Tenneco Inc.	$30	$47

Weighted average shares of common stock outstanding	60,196,428	59,849,278
Effect of dilutive securities:
Restricted stock	160,346	352,512
Stock options	1,379,430	1,872,733

Weighted average shares of common stock outstanding including dilutive securities	61,736,204	62,074,523

Earnings per average share of common stock	$0.49	$0.75

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Options to purchase 202,064 and 201,260 shares of common stock were outstanding as of March 31, 2012 and 2011, respectively, but not included in the computation of diluted earnings per share respectively, because the options were anti-dilutive.

(9) Common Stock

Equity Plans — We have granted a variety of awards, including common stock, restricted stock, restricted stock units, performance units, stock appreciation rights (“SARs”), and stock options to our directors, officers, and employees.

Accounting Methods — We have recorded $2 million and $1 million in compensation expense in the quarters ended March 31, 2012 and 2011, respectively, related to nonqualified stock options as part of our selling, general and administrative expense. This resulted in a decrease of $.03 and $.01 in both basic and diluted earnings per share for each of the quarters ended March 31, 2012 and 2011, respectively.

For employees eligible to retire at the grant date, we immediately expense stock options and restricted stock. If employees become eligible to retire during the vesting period, we immediately recognize any remaining expense associated with their stock options and restricted stock.

As of March 31, 2012, there was approximately $5 million of unrecognized compensation costs related to our stock option awards that we expect to recognize over a weighted average period of 1.8 years.

Compensation expense for restricted stock, restricted stock units, long-term performance units and SARs was $6 million and $4 million for the quarters ended March 31, 2012 and 2011 respectively, and was recorded in selling, general, and administrative expense in our condensed consolidated statements of income.

Cash received from stock option exercises for the three months ended March 31, 2012 and 2011 was $1 million and $2 million, respectively. Stock option exercises in the first three months of 2012 and 2011 would have generated an excess tax benefit of $1 million in each period, respectively. We did not record the excess tax benefit as we have federal and state net operating losses which are not currently being utilized.

Assumptions — We calculated the fair values of stock option awards using the Black-Scholes option pricing model with the weighted average assumptions listed below. The fair value of share-based awards is determined at the time the awards are granted which is generally in January of each year, and requires judgment in estimating employee and market behavior.

	Three Months Ended March 31,
	2012	2011
Stock Options Granted
Weighted average grant date fair value, per share	$17.35	$26.13
Weighted average assumptions used:
Expected volatility	73.5%	70.1%
Expected lives	4.7	4.8
Risk-free interest rates	0.8%	1.8%
Dividend yields	0.0%	0.0%

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

Stock Options — The following table reflects the status and activity for all options to purchase common stock for the period indicated:

	Three Months Ended March 31, 2012
	Shares Under Option	Weighted Avg. Exercise Prices	Weighted Avg. Remaining Life in Years	Aggregate Intrinsic Value
				(Millions)
Outstanding Stock Options
Outstanding, January 1, 2012	2,743,199	$17.43	4.0	$37
Granted	316,799	29.83
Canceled	(22,840)	16.00
Forfeited	(15,206)	16.68
Exercised	(104,742)	13.99		2

Outstanding, March 31, 2012	2,917,210	$18.92	4.2	$51

The weighted average grant-date fair value of options granted during the three months ended March 31, 2012 and 2011 was $17.35 and $26.13, respectively. The total fair value of shares vested was $3 million for both the periods ended March 31, 2012 and 2011, respectively.

Restricted Stock — The following table reflects the status for all nonvested restricted shares for the period indicated:

	Three Months Ended March 31, 2012
	Shares	Weighted Avg. Grant Date Fair Value
Nonvested Restricted Shares
Nonvested balance at January 1, 2012	407,751	$22.64
Granted	217,225	29.83
Vested	(246,314)	15.74
Forfeited	(2,378)	9.71

Nonvested balance at March 31, 2012	376,284	$31.39

The fair value of restricted stock grants is equal to the average market price of our stock at the date of grant. As of March 31, 2012, approximately $9 million of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of approximately 2.2 years. The total fair value of restricted shares vested was $4 million and $2 million at March 31, 2012 and 2011, respectively.

In January 2012, our Board of Directors approved a share repurchase program, authorizing our Company to repurchase up to 600,000 shares of the Company’s outstanding common stock over a 12 month period. This share repurchase program is intended to offset dilution from shares of restricted stock and stock options issued in 2012 to employees. We did not repurchase any shares through this program in the three month period ended March 31, 2012.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Long-Term Performance Units, Restricted Stock Units and SARs — Long-term performance units, restricted stock units and SARs are paid in cash and recognized as a liability based upon their fair value. As of March 31, 2012, $18 million of total unrecognized compensation costs is expected to be recognized over a weighted-average period of approximately 2.2 years.

(10) Pension Plans, Postretirement and Other Employee Benefits

Net periodic pension costs (income) and postretirement benefit costs (income) consist of the following components:

	Three Months Ended March 31,
	Pension				Postretirement
	2012		2011		2012	2011
	US	Foreign	US	Foreign	US	US
	(Millions)
Service cost — benefits earned during the period	$—	$2	$—	$2	$—	$—
Interest cost	5	4	5	5	2	2
Expected return on plan assets	(5)	(5)	(5)	(5)	—	—
Net amortization:
Actuarial loss	2	2	1	1	1	1
Prior service cost	—	—	—	—	(1)	(1)

Net pension and postretirement costs	$2	$3	$1	$3	$2	$2

For the three months ended March 31, 2012, we made pension contributions of $4 million for our domestic pension plans and $5 million for our foreign pension plans. Based on current actuarial estimates, we believe we will be required to contribute approximately $39 million for the remainder of 2012. Pension contributions beyond 2012 will be required, but those amounts will vary based upon many factors, including the performance of our pension fund investments during 2012.

We made postretirement contributions of approximately $3 million during the first three months of 2012. Based on current actuarial estimates, we believe we will be required to contribute approximately $6 million for the remainder of 2012.

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Amounts recognized for pension and postretirement benefits in other comprehensive income for the three month periods ended March 31, 2012 and 2011 include the following components:

	Three Months Ended March 31,
	2012			2011
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
	(Millions)
Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension and postretirement cost	(1)	—	(1)	(1)	—	(1)
Amortization of actuarial loss included in net periodic pension and postretirement cost	5	(1)	4	3	(1)	2

Other Comprehensive income (loss) — pension benefits	4	(1)	3	2	(1)	1

Effective January 1, 2012, the Tenneco Employee Stock Ownership Plan for Hourly Employees and the Tenneco Employee Stock Ownership Plan for Salaried Employees were merged into one plan called the Tenneco 401(k) Retirement Savings Plan (the “Retirement Savings Plan”). The Retirement Savings Plan has been designed to adopt a Safe-Harbor approach approved by the Internal Revenue Service and which will provide for increased company matching contributions at lower percentages of employee deferrals. The company matching contribution has changed from 50 percent on the first eight percent of employee contributions to 100 percent on the first three percent and 50 percent on the next two percent of employee contributions effective January 1, 2012.

(11) New Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting guidance for transfers of financial assets which changes the criteria that must be met to achieve sales accounting. This amendment removes from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. In addition, this amendment eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. This amendment is effective for a reporting entity’s first interim or annual period beginning on or after December 15, 2011. The adoption of this amendment on January 1, 2012 did not have any impact on our condensed consolidated financial statements.

In May 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements in United States Generally Accepted Accounting Principles (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”). The amendment (1) allows the concepts of highest and best use and valuation premise when measuring the fair value of nonfinancial assets, (2) provides specific requirements for measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, (3) requires disclosure of quantitative information about unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy, (4) allows the use of a price, that would be received to sell a net asset position for a particular risk or to transfer a net liability position for a particular risk, in measuring the fair value of financial instruments that are managed within a portfolio, (5) requires a reporting entity, in the absence of a Level 1 input, to apply premiums or discounts when market participants would do so when pricing an asset or liability and (6) requires additional disclosure about fair value measurements. This amendment is

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

effective for a reporting entity’s interim and annual periods beginning after December 15, 2011. The adoption of this amendment on January 1, 2012 did not have any impact on the measurement of our financial assets and liabilities. We have added additional disclosures, as required by this amendment, in Note 2 “Financial Instruments” of our notes to condensed consolidated financial statements.

In June 2011, the FASB issued an amendment to the accounting guidance for the presentation on comprehensive income which must be applied retrospectively for all periods presented. This amendment removes one of the three presentation options for presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires either a single continuous statement of comprehensive income or a two statement approach and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. If a reporting entity elects the two statement approach, this amendment requires consecutive presentation of the statement of net income followed by the statement of other comprehensive income. In addition, this amendment requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The FASB issued in December 2011, an amendment to defer the presentation of reclassification adjustments to allow additional time to redeliberate these new presentation requirements. We have adopted this amendment on January 1, 2012 and have elected the two statement approach which requires us to present our condensed consolidated statements of income followed by our condensed consolidated statements of comprehensive income.

In September 2011, the FASB issued an amendment to the accounting guidance for testing goodwill for impairment. This amendment provides a reporting entity the option to first assess qualitative factors to determine whether the existence of events and circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the reporting entity’s assessment after considering all events and circumstances is that it is not more likely than not that its fair value is less than its carrying amount, then performing the two-step impairment test is not required. If the reporting entity concludes that it is more likely than not that its fair value is less than its carrying amount then the first step of the two-step impairment test is required. If the carrying amount of the reporting unit exceeds its fair value, then the reporting unit is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss. This amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this amendment on January 1, 2012 for testing goodwill for impairment did not have any impact on our condensed consolidated financial statements.

In December 2011, the FASB issued an amendment relating to the disclosure about offsetting assets and liabilities. This amendment requires disclosure to provide information to help reconcile differences in the offsetting requirements under U.S. GAAP and IFRS. A reporting entity will be required to disclose (1) the gross amount of recognized assets and liabilities, (2) the amounts offset to determine the net amounts presented in the statement of financial position, (3) the net amounts presented in the statement of financial position, (4) the amounts subject to an enforceable master netting arrangement or similar agreement not otherwise included in (2), and (5) the net amount after deducting the amounts in (4) and (3). This amendment is effective for a reporting entity’s interim and annual periods beginning on or after January 1, 2013. We do not believe the adoption of this amendment relating to the disclosure about offsetting assets and liabilities on January 1, 2013 will have any impact on our condensed consolidated financial statements.

(12) Guarantees

We have from time to time issued guarantees for the performance of obligations by some of our subsidiaries, and some of our subsidiaries have guaranteed our debt. All of our existing and future material domestic wholly-owned subsidiaries fully and unconditionally guarantee our senior credit facility and our senior notes on a joint and several basis. The arrangement for the senior credit facility is also secured by first-priority liens on substantially all our domestic assets and pledges of up to 66 percent of the stock of certain first-tier

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

foreign subsidiaries. No assets or capital stock of our direct or indirect foreign subsidiaries secure our senior notes. For additional information, refer to Note 14 of our condensed consolidated financial statements, where we present the Supplemental Guarantor Condensed Consolidating Financial Statements.

We have two performance guarantee agreements in the U.K. between Tenneco Management Europe Limited (“TMEL”) and the two Walker Group Retirement Plans, the Walker Group Employee Benefit Plan and the Walker Group Executive Retirement Benefit Plan (the “Walker Plans”), whereby TMEL will guarantee the payment of all current and future pension contributions in event of a payment default by the sponsoring or participating employers of the Walker Plans. As a result of our decision to enter into these performance guarantee agreements, the levy due to the U.K. Pension Protection Fund will be reduced. The Walker Plans are comprised of employees from Tenneco Walker (U.K.) Limited and our Futaba Tenneco U.K. joint venture. Employer contributions are funded by both Tenneco Walker (U.K.) Limited, as the sponsoring employer and Futaba Tenneco U.K., as a participating employer. The performance guarantee agreements are expected to remain in effect until all pension obligations for the Walker Plans’ sponsoring and participating employers have been satisfied. The maximum amount payable for these pension performance guarantees is approximately $16 million as of March 31, 2012 which is determined by taking 105 percent of the liability of the Walker Plans calculated under section 179 of the U.K. Pension Act of 2004 offset by plan assets. We did not record an additional liability for this performance guarantee since Tenneco Walker (U.K.) Limited, as the sponsoring employer of the Walker Plans, already recognizes 100 percent of the pension obligation calculated based on U.S. GAAP, for all of the Walker Plans’ participating employers on its balance sheet, which was $12 million and $13 million at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012, all pension contributions under the Walker Plans were current for all of the Walker Plans’ sponsoring and participating employers.

We have an indemnity agreement between TMEL and Futaba Industrial Co. Ltd. (“Futaba”) which requires Futaba to indemnify TMEL for any cost, loss or liability which TMEL may incur under the performance guarantee agreements. The maximum amount reimbursable by Futaba to TMEL under this indemnity agreement is equal to the amount incurred by TMEL under the performance guarantee agreements multiplied by Futaba’s shareholder ownership percentage of the Futaba Tenneco U.K. joint venture. At March 31, 2012 the maximum amount reimbursable by Futaba to TMEL is approximately $3 million.

We have issued guarantees through letters of credit in connection with some obligations of our affiliates. As of March 31, 2012, we have guaranteed $36 million in letters of credit to support some of our subsidiaries’ insurance arrangements, foreign employee benefit programs, environmental remediation activities and cash management and capital requirements.

Negotiable Financial Instruments — One of our European subsidiaries receives payment from one of its OE customers whereby the accounts receivable are satisfied through the delivery of negotiable financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets. The amount of these financial instruments that was collected before their maturity date and sold at a discount totaled $4 million and $10 million at March 31, 2012 and December 31, 2011, respectively. No negotiable financial instruments were held by our European subsidiary as of March 31, 2012 and December 31, 2011, respectively.

In certain instances, several of our Chinese subsidiaries receive payment from OE customers and satisfy vendor payments through the receipt and delivery of negotiable financial instruments. Financial instruments used to satisfy vendor payables and not redeemed totaled $9 million and $14 million at March 31, 2012 and December 31, 2011, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $11 million and $9 million at March 31, 2012 and December 31, 2011, respectively. We classify financial instruments received from our OE customers as other current assets if issued

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

by a financial institution of our customers or as customer notes and accounts, net if issued by our customer. We classified $11 million and $9 million in other current assets at March 31, 2012 and December 31, 2011, respectively. Some of our Chinese subsidiaries that issue their own negotiable financial instruments to pay vendors are required to maintain a cash balance if they exceed certain credit limits with the financial institution that guarantees those financial instruments. A restricted cash balance was not required at those Chinese subsidiaries at March 31, 2012 or December 31, 2011.

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

The following table summarizes certain Tenneco Inc. segment information:

	Segment
	North America	Europe	Asia Pacific	Reclass & Elims	Consolidated
	(Millions)
At March 31, 2012 and for the Three Months Then Ended
Revenues from external customers	$986	$732	$194	$—	$1,912
Intersegment revenues	6	44	8	(58)	—
Earnings before interest expense, income taxes, and noncontrolling interests	71	17	8	—	96
Total assets	1,607	1,433	581	30	3,651
At March 31, 2011 and for the Three Months Then Ended
Revenues from external customers	$851	$741	$168	$—	$1,760
Intersegment revenues	3	37	6	(46)	—
Earnings before interest expense, income taxes, and noncontrolling interests	62	24	8	—	94
Total assets	1,469	1,498	539	26	3,532

(14) Supplemental Guarantor Condensed Consolidating Financial Statements

Basis of Presentation

Substantially all of our existing and future material domestic 100% owned subsidiaries (which are referred to as the Guarantor Subsidiaries) fully and unconditionally guarantee our senior notes due in 2015 (which were repurchased and redeemed at the aggregate principal amount of $232 million in March 2012 and $18 million in

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

April 2012), 2018, and 2020 on a joint and several basis. However, a subsidiary’s guarantee may be released in certain customary circumstances such as a sale of the subsidiary or all or substantially all of its assets in accordance with the indenture applicable to the notes. The Guarantor Subsidiaries are combined in the presentation below.

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended March 31, 2012
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$890	$1,022	$—	$—	$1,912
Affiliated companies	51	152	—	(203)	—

	941	1,174	—	(203)	1,912

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	847	963	—	(203)	1,607
Engineering, research, and development	16	22	—	—	38
Selling, general, and administrative	39	77	2	—	118
Depreciation and amortization of other intangibles	18	31	—	—	49

	920	1,093	2	(203)	1,812

Other income (expense)
Loss on sale of receivables	—	(1)	—	—	(1)
Other income (expense)	3	(6)	—	—	(3)

	3	(7)	—	—	(4)

Earnings (loss) before interest expense, income taxes, noncontrolling interests and equity in net income from affiliated companies	24	74	(2)	—	96

Interest expense —
External (net of interest capitalized)	—	1	41	—	42
Affiliated companies (net of interest income)	54	(19)	(35)	—	—

Earnings (loss) before income taxes, noncontrolling interests and equity in net income from affiliated companies	(30)	92	(8)	—	54

Income tax expense	2	16	—	—	18
Equity in net income (loss) from affiliated companies	68	—	38	(106)	—

Net income	36	76	30	(106)	36

Less: Net income attributable to noncontrolling interests	—	6	—	—	6

Net income (loss) attributable to Tenneco Inc.	$36	$70	$30	$(106)	$30

Comprehensive income (loss) attributable to Tenneco Inc.	$43	$92	$30	$(106)	$59

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended March 31, 2011
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$773	$987	$—	$—	$1,760
Affiliated companies	41	131	—	(172)	—

	814	1,118	—	(172)	1,760

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	724	914	—	(172)	1,466
Engineering, research, and development	15	20	—	—	35
Selling, general, and administrative	33	75	1	—	109
Depreciation and amortization of other intangibles	18	33	—	—	51

	790	1,042	1	(172)	1,661

Other income (expense)
Loss on sale of receivables	—	(1)	—	—	(1)
Other income (expense)	(1)	(3)	—	—	(4)

	(1)	(4)	—	—	(5)

Earnings (loss) before interest expense, income taxes, noncontrolling interests and equity in net income from affiliated companies	23	72	(1)	—	94

Interest expense —
External (net of interest capitalized)	—	1	27	—	28
Affiliated companies (net of interest income)	49	(15)	(34)	—	—

Earnings (loss) before income taxes, noncontrolling interests and equity in net income from affiliated companies	(26)	86	6	—	66

Income tax expense	1	13	—	—	14
Equity in net income (loss) from affiliated companies	65	—	41	(106)	—

Net income	38	73	47	(106)	52

Less: Net income attributable to noncontrolling interests	—	5	—	—	5

Net income (loss) attributable to Tenneco Inc.	$38	$68	$47	$(106)	$47

Comprehensive income (loss) attributable to Tenneco Inc.	$49	$88	$47	$(106)	$78

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

BALANCE SHEET

	March 31, 2012
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$3	$190	$—	$—	$193
Receivables, net	499	1,387	27	(741)	1,172
Inventories	277	402	—	—	679
Deferred income taxes	35	32	—	(24)	43
Prepayments and other	22	150	—	—	172

Total current assets	836	2,161	27	(765)	2,259

Other assets:
Investment in affiliated companies	474	—	750	(1,224)	—
Notes and advances receivable from affiliates	4,197	2,377	6,094	(12,668)	—
Long-term receivables, net	2	7	—	—	9
Goodwill	22	53	—	—	75
Intangibles, net	12	20	—	—	32
Deferred income taxes	64	24	1	—	89
Other	30	46	34	—	110

	4,801	2,527	6,879	(13,892)	315

Plant, property, and equipment, at cost	1,039	2,195	—	—	3,234
Less — Accumulated depreciation and amortization	(740)	(1,417)	—	—	(2,157)

	299	778	—	—	1,077

Total assets	$5,936	$5,466	$6,906	$(14,657)	$3,651

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)
Short-term debt — non-affiliated	$—	$92	$2	$—	$94
Short-term debt — affiliated	173	416	10	(599)	—
Trade payables	501	888	—	(119)	1,270
Accrued taxes	12	31	—	—	43
Other	127	188	38	(47)	306

Total current liabilities	813	1,615	50	(765)	1,713

Long-term debt — non-affiliated	—	9	1,255	—	1,264
Long-term debt — affiliated	4,754	2,420	5,494	(12,668)	—
Deferred income taxes	—	50	—	—	50
Postretirement benefits and other liabilities	410	91	—	3	504
Commitments and contingencies
Total liabilities	5,977	4,185	6,799	(13,430)	3,531

Redeemable noncontrolling interests	—	13	—	—	13

Tenneco Inc. Shareholders’ equity	(41)	1,223	107	(1,227)	62

Noncontrolling interests	—	45	—	—	45

Total equity	(41)	1,268	107	(1,227)	107

Total liabilities, redeemable noncontrolling interests and equity	$5,936	$5,466	$6,906	$(14,657)	$3,651

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2012
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$2	$(21)	$(66)	$—	$(85)

Investing Activities
Proceeds from sale of assets	—	1	—	—	1
Cash payments for plant, property, and equipment	(25)	(40)	—	—	(65)
Cash payments for software related intangible assets	(1)	(3)	—	—	(4)

Net cash used by investing activities	(26)	(42)	—	—	(68)

Financing Activities
Retirement of long-term debt	—	—	(381)	—	(381)
Issuance of long-term debt	—	—	250	—	250
Debt issuance cost of long-term debt	—	—	(12)	—	(12)
Increase (decrease) in bank overdrafts	—	2	—	—	2
Net increase in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivable	—	27	206	—	233
Net increase in short-term borrowings secured by accounts receivable	—	—	30	—	30
Intercompany dividends and net increase (decrease) in intercompany obligations	26	1	(27)	—	—

Net cash provided (used) by financing activities	26	30	66	—	122

Effect of foreign exchange rate changes on cash and cash equivalents	—	10	—	—	10

Increase (decrease) in cash and cash equivalents	2	(23)	—	—	(21)
Cash and cash equivalents, January 1	1	213	—	—	214

Cash and cash equivalents, March 31 (Note)	$3	$190	$—	$—	$193

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

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

Executive Summary

We are one of the world’s leading manufacturers of emission control and ride control products and systems for light, commercial and specialty vehicle applications. We serve both original equipment (OE) vehicle designers and manufacturers and the repair and replacement markets, or aftermarket, globally through leading brands, including Monroe®, Rancho®, Clevite® Elastomers, Marzocchi®, Axios™, Kinetic™ and Fric-Rot™ ride control products and Walker®, Fonos™, DynoMax®, Thrush™ and Lukey™ emission control products. We serve more than 64 different original equipment manufacturers and commercial vehicle engine manufacturers, and our products are included on nine of the top 10 car models produced for sale in Europe and nine of the top 10 light truck models produced for sale in North America for 2011. Our aftermarket customers are comprised of full-line and specialty warehouse distributors, retailers, jobbers, installer chains and car dealers. As of December 31, 2011, we operated 87 manufacturing facilities worldwide and employed approximately 24,000 people to service our customers’ demands.

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

For the first quarter of 2012, light vehicle production was up 16 percent in North America, 11 percent in India and four percent in Australia. Light vehicle production was down in the first quarter of 2012 when compared to the first quarter of 2011 in both Europe and China by four percent and six percent in South America.

We have a substantial amount of indebtedness. As such, our ability to generate cash — both to fund operations and service our debt — is also a significant area of focus for our Company. See “Liquidity and Capital Resources” below for further discussion of cash flows and Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Total revenues for the first quarter of 2012 were $1,912 million ($311 million in aftermarket revenues and $1,601 million in original equipment revenues), a nine percent increase from $1,760 million ($297 million in aftermarket revenues and $1,463 million in original equipment revenues) in the first quarter of 2011. Excluding the impact of currency and substrate sales, revenue was up $162 million, or 12 percent, from $1,337 million to $1,499 million, driven primarily by higher OE light vehicle production volumes, higher North American aftermarket sales and incremental commercial vehicle business.

Cost of sales: Cost of sales for the first quarter of 2012 was $1,607 million, or 84.0 percent of sales, compared to $1,466 million, or 83.3 percent of sales in the first quarter of 2011. The following table lists the primary drivers behind the change in cost of sales ($ millions).

Quarter ended March 31, 2011	$1,466
Volume and mix	159
Material	5
Currency exchange rates	(43)
Restructuring	—
Other Costs	20

Quarter ended March 31, 2012	$1,607

The increase in cost of sales was due primarily to the year-over-year increase in production volumes, higher material and other costs, mainly manufacturing, partially offset by the impact of foreign currency exchange rates.

Gross margin: Revenue less cost of sales for the first quarter of 2012 was $305 million, or 16.0 percent, versus $294 million, or 16.7 percent in the first quarter of 2011. The effects on gross margin resulting from higher volumes were more than offset by a higher mix of OE revenues, unfavorable pricing, primarily related to contractual price reductions, negative currency and higher manufacturing costs.

Engineering, research and development: Engineering, research and development expense was $38 million and $35 million in the first quarters of 2012 and 2011, respectively. Increased spending to support customer programs, technology applications and growth in emerging markets drove the increase in expense year-over-year.

Selling, general and administrative: Selling, general and administrative expense was up $9 million in the first quarter of 2012, at $118 million, compared to $109 million in the first quarter of 2011. Expenses to support new customer programs and new manufacturing facilities in China, and higher aftermarket changeover costs primarily drove the increase in expense year-over-year.

Depreciation and amortization: Depreciation and amortization expense in the first quarter of 2012 was $49 million, compared to $51 million in the first quarter of 2011.

Goodwill impairment: There were no goodwill impairment charges in either first quarter of 2012 or 2011.

Earnings before interest expense, taxes and noncontrolling interests (“EBIT”) was $96 million for the first quarter of 2012, an improvement of $2 million, when compared to $94 million in the first quarter of the prior year. Higher light vehicle production volumes, growing commercial vehicle business, lower depreciation and amortization expense, decreased material costs net of recoveries and higher North American aftermarket sales drove the year-over-year increase to EBIT. Partially offsetting the increase were unfavorable product mix shift in our North America and Europe aftermarket, higher selling, general, administrative and engineering spending to support new customer programs, which included higher aftermarket changeover costs and investments in new facilities in China, unfavorable pricing, primarily related to contractual price reductions, higher manufacturing expenses and $4 million of negative currency.

Results from Operations

Net Sales and Operating Revenues for the three months ended March 31, 2012 and 2011

The following tables reflect our revenues for 2012 and 2011. We present these reconciliations of revenues in order to reflect the trend in our sales in various product lines and geographic regions separately from the effects of doing business in currencies other than the U.S. dollar. We have not reflected any currency impact in the 2011 table since this is the base period for measuring the effects of currency during 2012 on our operations. We believe investors find this information useful in understanding period-to-period comparisons in our revenues.

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

	Three Months Ended March 31, 2012
	Revenues	Currency Impact	Revenues Excluding Currency	Substrate Sales Excluding Currency	Revenues Excluding Currency and Substrate Sales
	(Millions)
North America Original Equipment
Ride Control	$171	$—	$171	$—	$171
Emission Control	617	—	617	277	340

Total North America Original Equipment	788	—	788	277	511
North America Aftermarket
Ride Control	146	$—	146	—	146
Emission Control	52	—	52	—	52

Total North America Aftermarket	198	—	198	—	198
Total North America	986	—	986	277	709
Europe Original Equipment
Ride Control	139	(7)	146	—	146
Emission Control	381	(20)	401	139	262

Total Europe Original Equipment	520	(27)	547	139	408
Europe Aftermarket
Ride Control	43	(3)	46	—	46
Emission Control	22	(1)	23	—	23

Total Europe Aftermarket	65	(4)	69	—	69
South America & India	147	(13)	160	23	137
Total Europe, South America & India	732	(44)	776	162	614
Asia	155	(7)	162	22	140
Australia	39	1	38	2	36

Total Asia Pacific	194	(6)	200	24	176

Total Tenneco	$1,912	$(50)	$1,962	$463	$1,499

	Three Months Ended March 31, 2011
	Revenues	Currency Impact	Revenues Excluding Currency	Substrate Sales Excluding Currency	Revenues Excluding Currency and Substrate Sales
	(Millions)
North America Original Equipment
Ride Control	$152	$—	$152	$—	$152
Emission Control	526	—	526	249	277

Total North America Original Equipment	678	—	678	249	429
North America Aftermarket
Ride Control	127	—	127	—	127
Emission Control	46	—	46	—	46

Total North America Aftermarket	173	—	173	—	173
Total North America	851	—	851	249	602
Europe Original Equipment
Ride Control	139	—	139	—	139
Emission Control	376	—	376	124	252

Total Europe Original Equipment	515	—	515	124	391
Europe Aftermarket
Ride Control	44	—	44	—	44
Emission Control	30	—	30	—	30

Total Europe Aftermarket	74	—	74	—	74
South America & India	152	—	152	26	126
Total Europe, South America & India	741	—	741	150	591
Asia	131	—	131	21	110
Australia	37	—	37	3	34

Total Asia Pacific	168	—	168	24	144

Total Tenneco	$1,760	$—	$1,760	$423	$1,337

	Three Months Ended March 31, 2012 Versus Three Months Ended March 31, 2011 Dollar and Percent Increase (Decrease)
	Revenues	Percent	Revenues Excluding Currency and Substrate Sales	Percent
	(Millions Except Percent Amounts)
North America Original Equipment
Ride Control	$19	12%	$19	13%
Emission Control	91	18%	63	23%

Total North America Original Equipment	110	16%	82	19%
North America Aftermarket
Ride Control	19	14%	19	14%
Emission Control	6	14%	6	14%

Total North America Aftermarket	25	14%	25	14%
Total North America	135	16%	107	18%
Europe Original Equipment
Ride Control	—	0%	7	5%
Emission Control	5	1%	10	4%

Total Europe Original Equipment	5	1%	17	4%
Europe Aftermarket
Ride Control	(1)	(3)%	2	3%
Emission Control	(8)	(26)%	(7)	(20)%

Total Europe Aftermarket	(9)	(12)%	(5)	(7)%
South America & India	(5)	(3)%	11	9%
Total Europe, South America & India	(9)	(1)%	23	4%
Asia	24	18%	30	28%
Australia	2	3%	2	2%

Total Asia Pacific	26	15%	32	22%

Total Tenneco	$152	9%	$162	12%

Light Vehicle Industry Production by Region for Three Months Ended March 31, 2012 and 2011 (According to IHS Automotive, April 2012)

	Three Months Ended March 31,
	2012	2011	Increase (Decrease)	% Increase
	(Number of Vehicles in Thousands)
North America	3,931	3,381	550	16%
Europe	5,085	5,319	(234)	(4)%
South America	959	1,022	(63)	(6)%
India	1,088	983	105	11%

Total Europe, South America & India	7,132	7,324	(192)	(3)%
China	4,315	4,507	(192)	(4)%
Australia	53	51	2	4%

North American light vehicle production increased 16 percent, while industry Class 8 commercial vehicle production was up nine percent and industry Class 4-7 commercial vehicle production was up eight percent in the first quarter of 2012 when compared to the first quarter of last year. Revenues from our North American operations increased in 2012 compared to last year’s first quarter due to higher OE and aftermarket sales of both product lines. The increase in North American OE revenues was primarily driven by improved production volumes, which accounted for $106 million of the year-over-year change in revenues, on Tenneco-supplied vehicles such as the Ford Focus, Chevrolet Equinox and GM’s Silverado/Sierra. Also contributing to the increase was a 50 percent increase in commercial vehicle OE revenues year-over-year. The increase in aftermarket revenue for North America was primarily due to higher volumes in both product lines which resulted in a combined increase in revenue of $23 million.

Our European, South American and Indian segment’s revenues decreased in the first quarter of 2012 compared to the first quarter of last year, due to decreased sales in both European Aftermarket business units as well as in South America. In the first quarter of 2012, total European light vehicle industry production was down four percent, and industry Class 8 commercial vehicle production was down three percent while industry Class 4-7 commercial vehicle production was up four percent when compared to the first quarter of 2011. Currency negatively impacted Europe OE revenues by $27 million and also negatively impacted European Aftermarket revenues by $4 million year-over-year. Excluding currency, Europe OE revenues improved due to higher volumes of $32 million on platforms such as the VW Golf, Diamler Sprinter, and the Daimler B-class and incremental revenue on the VW Up and Amarok as well as the beginning of the ramp-up on commercial vehicle programs. Excluding currency, European ride control aftermarket revenues improved compared to last year due to higher sales volumes which had a $2 million impact. Excluding currency, European emission control aftermarket sales were down mainly due to volumes which accounted for $6 million of the decline, primarily related to weak market conditions. Light vehicle production decreased six percent in South America but increased 11 percent in India for the first quarter of 2012 when compared to the first quarter of 2011. Excluding the negative impact of currency, South American OE volume declines were more than offset by higher revenues in India in the first quarter of 2012 when compared to the prior year’s first quarter, which increased revenue by $6 million.

Industry light vehicle production in the first quarter of 2012 decreased four percent year-over-year in China but increased four percent year-over-year in Australia. Revenues from our Asia Pacific segment increased mainly due to higher sales in China. Excluding negative foreign currency, Asian revenues for the first quarter of 2012 improved from the first quarter of last year, primarily due to $35 million from higher volumes and strong platform mix, particularly in China, on key Tenneco-supplied Audi, Volkswagon, and Hyundai platforms. Excluding $1 million in favorable foreign currency, higher OE production volumes in Australia drove a $1 million impact on revenue for the first three months of 2012 over the first three months of 2011.

Earnings before Interest Expense, Income Taxes and Noncontrolling Interests (“EBIT”) for the Three Months Ended March 31, 2012 and 2011

	Three Months Ended March 31,		Change
	2012	2011
	(Millions)
North America	$71	$62	$9
Europe, South America and India	17	24	(7)
Asia Pacific	8	8	—

	$96	$94	$2

The EBIT results shown in the preceding table include the following items, certain of which are discussed below under “Restructuring and Other Charges,” which have an effect on the comparability of EBIT results between periods:

	Three Months Ended March 31,
	2012	2011
	(Millions)
North America
Restructuring and related expenses	$—	$—
Europe, South America and India
Restructuring and related expenses	1	1
Asia Pacific
Restructuring and related expenses	—	—

EBIT from North American operations increased $9 million to $71 million in the first quarter of 2012, from $62 million in the first quarter of one year ago. The benefits to EBIT from significantly higher OE production volumes, the related manufacturing efficiencies, incremental commercial vehicle revenue, decreased depreciation and amortization expense and increased aftermarket revenues were partially offset by negative aftermarket product mix change of $6 million, increased manufacturing and distribution costs, negative currency of $1 million and higher selling, general, administrative and engineering costs, which included a year-over year increase to aftermarket changeover costs of $2 million related to new aftermarket business.

Our European, South American and Indian segment’s EBIT was $17 million for the first three months of 2012 compared to $24 million during the same period last year. The decrease was driven by unfavorable pricing, mainly contractual price reductions and increased manufacturing and selling, general, administrative and engineering costs. In addition, lower OE production volumes and the Company’s decision to relinquish a platform due to pricing and profitability in South America, lower Europe aftermarket emission control sales, as well as unfavorable aftermarket ride control product mix driven by higher unit sales in Eastern Europe, where the premium mix is lower than Western Europe where unit sales decreased, contributed to the year-over-year decrease. Stronger European OE emission control volumes, higher revenues in India, new platform launches and material cost management activities, partially offset the decrease. Restructuring and related expenses of $1 million was included in EBIT for both first quarters of 2012 and 2011. Currency had a $2 million unfavorable impact on EBIT for 2012 when compared to last year.

EBIT for our Asia Pacific segment in the first quarter of 2012 was $8 million even with the first quarter of 2011. Higher volumes, the related manufacturing efficiencies, decreased material costs net of recoveries and restructuring savings from last year’s restructuring activities drove EBIT improvement, but was offset by unfavorable pricing and increased selling, general, administrative, and engineering costs to support new plants and new customers in China. Currency had a $1 million unfavorable impact on EBIT for the first quarter of 2012 when compared to the first quarter of last year.

Currency had a $4 million unfavorable impact on overall company EBIT for the first quarter of 2012 as compared to the prior year’s first quarter.

EBIT as a Percentage of Revenue for the Three Months Ended March 31, 2012 and 2011

	Three Months Ended March 31,
	2012	2011
North America	7%	7%
Europe, South America & India	2%	3%
Asia Pacific	4%	5%
Total Tenneco	5%	5%

In North America, EBIT as a percentage of revenue for the first quarter of 2012 was even when compared to last year’s first quarter. The benefits to EBIT from significantly higher OE production volumes, the related manufacturing efficiencies, incremental commercial vehicle revenue, decreased depreciation and amortization expense and improved aftermarket revenues was offset as a percentage of revenue by increased manufacturing costs, negative currency, unfavorable aftermarket product mix change and higher selling, general, administrative and engineering costs, which included a year-over-year increase to aftermarket changeover costs related to new aftermarket business. In Europe, South America and India, EBIT margin for the first quarter of 2012 was down one percentage point from the prior year’s first quarter. The decrease was driven by lower OE production volumes in South America, decreased revenues in Europe Aftermarket, unfavorable pricing, mainly contractual price reductions, negative currency and increased manufacturing and selling, general, administrative and engineering costs which more than offset as a percentage of revenue, stronger European OE emission control volumes, higher revenues in India, new platform launches and material cost management activities. EBIT as a percentage of revenue for our Asia Pacific segment decreased one percentage point in the first quarter of 2012 versus the prior year’s first quarter as higher volumes, the related manufacturing efficiencies, decreased material costs net of recoveries and restructuring savings from last year’s restructuring activities were more than offset as a percent of revenue by unfavorable pricing, negative currency and increased selling, general, administrative, and engineering costs to support new plants and new customers in China.

Interest Expense, Net of Interest Capitalized

We reported interest expense in the first quarter of 2012 of $42 million net of interest capitalized of $1 million (all in our U.S. operations), up from $28 million net of interest capitalized of $1 million ($27 million in our U.S. operations and $1 million in our foreign operations) in the first quarter of 2011. Included in the first quarter of 2012 was $17 million of expense related to our refinancing activities. Included in the first quarter of 2011 was $1 million of expense related to our refinancing activities. Excluding the refinancing expenses, interest expense decreased in the first quarter of 2012 compared to the prior year’s first quarter as a result of lower rates due to last year’s debt refinancing transactions.

On March 31, 2012, we had $754 million in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed through March 2020, $225 million is fixed through August 2018, $18 million was fixed through April 2012, and the remainder is fixed from 2012 through 2025. We also have $514 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” later in this Management’s Discussion and Analysis.

Income Taxes

Income tax expense was $18 million for 2012. The tax expense recorded for 2012 differs from a statutory rate of 35 percent due to a net tax benefit of $1 million primarily related to U.S. taxable income with no associated tax expense due to our net operating loss carryforward and income generated in lower tax rate jurisdictions, partially offset by the impact of recording a valuation allowance against the tax benefit for losses in certain foreign jurisdictions. Income tax expense was $14 million for 2011. The tax expense recorded for 2011 differs from a statutory rate of 35 percent due to a net tax benefit of $10 million primarily related to U.S. taxable income with no associated tax expense due to our net operating loss carryforward and income generated in lower tax rate jurisdictions, partially offset by the impact of recording a valuation allowance against the tax benefit for losses in certain foreign jurisdictions.

Restructuring and Other Charges

Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. In 2011, we incurred $8 million in restructuring and related costs, primarily related to headcount reductions in Europe and Australia and the closure of our ride control plant in Cozad, Nebraska, all of which was recorded in cost of sales. In the first quarter of 2012, we incurred $1 million in restructuring and related costs, primarily related to headcount reductions in South America, all of which was recorded in cost of sales.

Amounts related to activities that are part of our restructuring plans are as follows:

	December 31, 2011 Restructuring Reserve	2012 Expenses	2012 Cash Payments		March 31, 2012 Restructuring Reserve
	(Millions)
Severance	$1	1		(1)	$1

Under the terms of our amended and restated senior credit agreement that took effect on March 22, 2012, we are allowed to exclude $80 million of cash charges and expenses, before taxes, related to cost reduction initiatives incurred after March 22, 2012 from the calculation of the financial covenant ratios required under our senior credit facility. As of March 31, 2012, we have excluded $1 million in cumulative allowable charges relating to restructuring initiatives against the $80 million available under the terms of the senior credit facility.

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

During the transition of production from our Cozad facility to our Hartwell facility, several customer programs, which were planned to phase out, were reinstated and volumes increased beyond the amount in our original restructuring plan. To meet the higher volume requirements, we have taken a number of actions to stabilize the production environment in Hartwell including reinforcing several core processes, realigning assembly lines, upgrading equipment to increase output and accelerating our Lean manufacturing activities. Based on the higher volumes, we have adjusted our consolidation plan. Our revised consolidation plan includes temporarily continuing some basic production operations in Cozad, and redirecting some programs from our Hartwell facility to our other North American facilities to better balance production. These actions are anticipated to conclude during the third quarter of 2012. As of March 31, 2012, more than 95 percent of the positions at our Cozad facility have been eliminated. We still estimate that we will generate $8 million in annualized cost savings once these actions are completed.

During 2009 and 2010, we recorded $11 million and $10 million, respectively, of restructuring and related expenses related to this initiative, of which approximately $16 million represents cash expenditures. In 2011, we recorded an additional cash charge of $2 million related to this initiative.

Earnings Per Share

We reported net income of $30 million or $0.49 per diluted common share for the first quarter of 2012. Included in the results for the first quarter of 2012 were negative impacts from expenses related to our restructuring activities and costs related to our refinancing activities which were partially offset by net tax benefits. The net impact of these items decreased earnings per diluted share by $0.17. We reported net income of $47 million or $0.75 per diluted common share for the first quarter of 2011. Included in the results for 2011 were negative impacts from expenses related to our restructuring activities and costs related to our refinancing activities, which were more than offset by net tax benefits. The net impact of these items increased earnings per diluted share by $0.12.

Dividends on Common Stock

On January 10, 2001, our Board of Directors eliminated the quarterly dividend on our common stock. There are no current plans to reinstate a dividend on our common stock.

Cash Flows for 2012 and 2011

	Three Months Ended March 31,
	2012	2011
	(Millions)
Cash provided (used) by:
Operating activities	$(85)	$(103)
Investing activities	(68)	(45)
Financing activities	122	114

Operating Activities

For the first quarter of 2012, operating activities used $85 million in cash compared to $103 million in cash used during last year’s first quarter. For the first quarter of 2012, cash used for working capital was $171 million versus $187 million of cash used for working capital in the first quarter of 2011. Receivables were a use of cash of $181 million in the first quarter of 2012 compared to a cash use of $251 million in the prior year’s first quarter. Inventory represented a cash outflow of $76 million during the first quarter of 2012, compared to a cash outflow of $77 million for last year’s first quarter. Accounts payable provided cash of $88 million for the quarter ended March 31, 2012, compared to cash provided of $139 million for the quarter ended March 31, 2011. Cash taxes were $17 million for the first quarter of 2012 compared to $10 million in the prior year’s first quarter.

One of our European subsidiaries receives payment from one of its OE customers whereby the accounts receivable are satisfied through the delivery of negotiable financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets. The amount of these financial instruments that was collected before their maturity date and sold at a discount totaled $4 million and $10 million at March 31, 2012 and December 31, 2011, respectively. No negotiable financial instruments were held by our European subsidiary as of March 31, 2012 and December 31, 2011, respectively.

In certain instances, several of our Chinese subsidiaries receive payment from OE customers and satisfy vendor payments through the receipt and delivery of negotiable financial instruments. Financial instruments used to satisfy vendor payables and not redeemed totaled $9 million and $14 million at March 31, 2012 and December 31, 2011, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $11 million and $9 million at March 31, 2012 and December 31, 2011, respectively. We classify financial instruments received from our OE customers as other current assets if issued by a financial institution of our customers or as customer notes and accounts, net if issued by our customer. We classified $11 million and $9 million in other current assets at March 31, 2012 and December 31, 2011, respectively. Some of our Chinese subsidiaries that issue their own negotiable financial instruments to pay vendors are required to maintain a cash balance if they exceed certain credit limits with the financial institution that guarantees those financial instruments. A restricted cash balance was not required at those Chinese subsidiaries at March 31, 2012 or December 31, 2011.

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

Investing Activities

Cash used for investing activities was $23 million higher in the first three months of 2012 compared to the same period a year ago. Cash payments for plant, property and equipment were $65 million in the first quarter of

2012 versus payments of $46 million in the first quarter of 2011, an increase of $19 million. The majority of the spending was in Europe and North America OE businesses to support new light and commercial vehicle program launches, and in China to accommodate new programs and new customers. Cash payments for software-related intangible assets were $4 million in 2012 compared to $3 million in 2011.

Financing Activities

Cash flow from financing activities was an inflow of $122 million for the quarter ending March 31, 2012 compared to an inflow of $114 million for the quarter ending March 31, 2011. We ended the first quarter of 2012 with $260 million in borrowings under our revolving credit facility. At March 31, 2011, there were $47 million in borrowings outstanding under our revolving credit facility. The increase was due to refinancing activities in the first quarter of this year which included retiring certain of our 8  1/8 percent senior notes due in 2015 and the $148 million Tranche B Term Facility, adding a new $250 million Tranche A Term Facility and increasing the amount and extending the maturity date of our revolving credit facility.

Outlook

Industry light vehicle production in the second quarter is forecasted by IHS Automotive to increase in most of the regions where we operate. This includes a 21 percent year-over-year increase in North America, 18 percent in China, 12 percent in India and 4 percent in South America. Forecasts from IHS Automotive estimate that European light vehicle production will fall nine percent and Australia light vehicle production will fall four percent in the second quarter of 2012 when compared to the second quarter of 2011.

According to IHS Automotive, full-year light vehicle production in the regions where we operate is still predicted to increase four percent versus last year. Full-year light vehicle production is estimated by IHS Automotive to increase in North America by 12 percent, in India by 15 percent, in China by seven percent, in South America by five percent and in Australia by two percent. While full-year light vehicle production in Europe is projected to decline six percent, we should continue to benefit from our strong customer and platform mix.

On the commercial vehicle side of our business, this is the second year in a six-year period where we are launching and ramping up new commercial vehicle business. Commercial vehicle emission control launches are currently underway and will ramp up in line with regulatory enforcement, for on- and off-road equipment in North America, Europe, China and South America.

We have implemented price increases with our aftermarket customers in Europe and North America and expect to see the full effect of these increases in the second quarter of 2012.

In North America, we expect continued margin improvement in the OE emission control business, driven by higher volumes and the benefit from commercial vehicle programs. Our North America OE ride control business continues to improve sequentially and margins are expected to strengthen in the second quarter of 2012.

In Europe, our OE emission control business is expected to benefit from its strong customer and platform mix with positive contribution from the ramp up of new commercial vehicle business.

In South America, we have completed a restructuring action to address the volume decline from relinquishing business on a platform, and we anticipate positive volume contributions to margins as the production environment improves in the second quarter of 2012. In addition, having won significant commercial vehicle business in South America, we expect to benefit from these programs as they continue to ramp up in the second quarter of 2012.

Strong OE volumes in China will continue to drive EBIT for our Asia Pacific segment. Costs associated with preparing for new programs and new customers are not fully absorbed but will continue to improve as programs ramp up and added capacity becomes fully utilized at our new facilities.

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

Revenue Recognition

We recognize revenue for sales to our original equipment and aftermarket customers when title and risk of loss passes to the customers under the terms of our arrangements with those customers, which is usually at the time of shipment from our plants or distribution centers. Generally, in connection with the sale of exhaust systems to certain original equipment manufacturers, we purchase catalytic converters and diesel particulate filters or components thereof including precious metals (“substrates”) on behalf of our customers which are used in the assembled system. These substrates are included in our inventory and “passed through” to the customer at our cost, plus a small margin, since we take title to the inventory and are responsible for both the delivery and quality of the finished product. Revenues recognized for substrate sales were $456 million and $423 million for the first three months of 2012 and 2011, respectively. For our aftermarket customers, we provide for promotional incentives and returns at the time of sale. Estimates are based upon the terms of the incentives and historical experience with returns. Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis. Shipping and handling costs billed to customers are included in revenues and the related costs are included in cost of sales in our condensed consolidated statements of income.

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

Pre-production Design and Development and Tooling Assets

We expense pre-production design and development costs as incurred unless we have a contractual guarantee for reimbursement from the original equipment customer. Unbilled pre-production design and development costs recorded in prepayments and other and long-term receivables totaled $21 million and $19 million at March 31, 2012 and December 31, 2011, respectively. In addition, plant, property and equipment included $38 million at both March 31, 2012 and December 31, 2011, respectively, for original equipment tools and dies that we own, and prepayments and other included $59 million and $49 million at March 31, 2012 and December 31, 2011, respectively, for in-process tools and dies that we are building for our original equipment customers.

Income Taxes

We reported income tax expense of $18 million and $14 million in the first quarter of 2012 and 2011, respectively. The tax expense recorded in 2012 differs from the expense that would be recorded using a U.S. Federal statutory rate of 35 percent due to a net tax benefit of $1 million primarily related to U.S. taxable income with no associated tax expense due to our net operating loss (“NOL”) carryforward and income generated in lower tax rate jurisdictions, partially offset by the impact of recording a valuation allowance against the tax benefit for losses in certain foreign jurisdictions. We evaluate our deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. U.S. GAAP requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. This assessment considers, among other matters, the nature, frequency and amount of recent losses, the duration of statutory carryforward periods, and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified.

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

In 2008, given our historical losses in the U.S., we concluded that our ability to fully utilize our NOLs was limited, as we were required to project the continuation of the negative economic environment at that time and the impact of the negative operating environment on our tax planning strategies. As a result, we recorded a valuation allowance against all of our U.S. deferred tax assets except for our tax planning strategies which have not yet been implemented and which do not depend upon generating future taxable income. We carry deferred tax assets in the U.S. of $90 million, as of March 31, 2012, relating to the expected utilization of those NOLs. The recording of a valuation allowance does not impact the amount of the NOL that would be available for federal and state income tax purposes in future periods. The federal NOLs expire beginning in tax years ending in 2021 through 2029. The state NOLs expire in various tax years through 2029.

The charge to establish the U.S. valuation allowance also includes items related to the losses allocable to certain state jurisdictions where it was determined that tax attributes related to those jurisdictions were potentially not realizable. In addition, the charge to establish the U.S. valuation allowance eliminated the need for certain tax reserves which would need to be recorded if the valuation allowance was reversed. Based on the operating improvements we have made, the outlook for light and commercial vehicle production in the U.S., and the positive impact this should have on our U.S. operations, we expect that we should be able to reverse the valuation allowance by the third quarter of 2012.

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

Our approach to establishing the discount rate assumption for both our domestic and foreign plans is generally based on the yield on high-quality corporate fixed-income investments. At the end of each year, the discount rate is determined using the results of bond yield curve models based on a portfolio of high quality bonds matching the notional cash inflows with the expected benefit payments for each significant benefit plan. Based on this approach, we lowered the weighted average discount rate for all our pension plans to 4.9 percent in 2012 from 5.5 percent in 2011. The discount rate for postretirement benefits was lowered to 4.9 percent in 2012 from 5.6 percent in 2011.

Our approach to determining expected return on plan asset assumptions evaluates both historical returns as well as estimates of future returns, and is adjusted for any expected changes in the long-term outlook for the equity and fixed income markets. As a result, our estimate of the weighted average long-term rate of return on plan assets for all of our pension plans was left unchanged at 7.2 percent for both 2012 and 2011.

Except in the U.K., our pension plans generally do not require employee contributions. Our policy is to fund our pension plans in accordance with applicable U.S. and foreign government regulations and to make additional payments as funds are available to achieve full funding of the accumulated benefit obligation. At March 31, 2012, all legal funding requirements had been met.

Changes in Accounting Pronouncements

Note 11 in our notes to condensed consolidated financial statements located in Part I Item 1 of this Form 10-Q is incorporated herein for reference.

Liquidity and Capital Resources

Capitalization

	March 31, 2012	December 31, 2011	% Change
	(Millions)
Short-term debt and maturities classified as current	$94	$66	42%
Long-term debt	1,264	1,158	9

Total debt	1,358	1,224	11

Total redeemable noncontrolling interests	13	12	8

Total noncontrolling interests	45	43	5

Tenneco Inc. shareholders’ equity	62	—	100

Total equity	107	43	149

Total capitalization	$1,478	$1,279	16

General.    Short-term debt, which includes maturities classified as current, borrowings by foreign subsidiaries, and borrowings securitized by our North American accounts receivable securitization program, was $94 million and $66 million as of March 31, 2012 and December 31, 2011, respectively. Borrowings under our revolving credit facilities, which are classified as long-term debt, were $260 million and $24 million at March 31, 2012 and December 31, 2011, respectively.

The 2012 year-to-date increase in total equity primarily resulted from net income attributable to Tenneco Inc. of $30 million, a $26 million increase caused by the impact of changes in foreign exchange rates on the translation of financial statements of our foreign subsidiaries into U.S. dollars, a $3 million increase in premium on common stock and other capital surplus relating to common stock issued pursuant to benefit plans, and a $3 million increase in additional liability for pension and postretirement benefits.

Overview.    Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions. The arrangement is secured by substantially all our domestic assets and pledges of up to 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries.

On March 22, 2012, we completed an amendment and restatement of our senior credit facility by increasing the amount and extending the maturity date of our revolving credit facility and adding a new Tranche A Term Facility. The amended and restated facility replaces our former $556 million revolving credit facility, $148 million Tranche B Term Facility and $130 million Tranche B-1 letter of credit/revolving loan facility. The proceeds from this refinancing transaction were used to repay our $148 million Tranche B Term Facility and to fund the purchase and redemption of our $250 million 8  1/8 percent senior notes due in 2015. As of March 31, 2012, the senior credit facility provides us with a total revolving credit facility size of $850 million and a $250 million Tranche A Term Facility, both of which will mature on March 22, 2017. Funds may be borrowed, repaid and re-borrowed under the revolving credit facility without premium or penalty. The revolving credit facility is reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. Outstanding letters of credit reduce our availability to enter into revolving loans under the facility. We are required to make quarterly principal payments under the Tranche A Term Facility of $3.1 million beginning June 30, 2012 through March 31, 2014, $6.3 million beginning June 30, 2014 through March 31, 2015, $9.4 million beginning June 30, 2015 through March 31, 2016, $12.5 million beginning June 30, 2016 through December 31, 2016 and a final payment of $125 million is due on March 22, 2017.

Beginning March 22, 2012, our Tranche A Term and revolving credit facilities bear interest at an annual rate equal to, at our option, either (i) London Interbank Offered Rate (“LIBOR”) plus a margin of 250 basis points, or (ii) a rate consisting of the greater of (a) the JPMorgan Chase prime rate plus a margin of 150 basis points, (b) the

Federal Funds rate plus 50 basis points plus a margin of 150 basis points, and (c) the Eurodollar Rate plus 100 basis points plus a margin of 150 basis points. The margin we pay on these borrowings will be reduced by 25 basis points following each fiscal quarter for which our consolidated net leverage ratio is less than 1.50 or will be increased by 25 basis points if our consolidated net leverage ratio is greater than or equal to 2.50.

At March 31, 2012, of the $850 million available under the revolving credit facility, we had unused borrowing capacity of $554 million with $260 million in outstanding borrowings and $36 million in outstanding letters of credit.

On March 8, 2012, we announced a cash tender offer to purchase our outstanding $250 million 8  1/8 percent senior notes due in 2015 and a solicitation of consents to certain proposed amendments to the indenture governing these notes. We received tenders and consents representing $232 million aggregate principal amount of the notes and, on March 22, 2012, we purchased the tendered notes at a price of 104.44 percent of the principal amount (which includes a consent payment of three percent of the principal amount), plus accrued and unpaid interest, and amended the related indenture. On April 6, 2012, we redeemed the remaining outstanding $18 million aggregate principal amount of senior notes that were not purchased pursuant to the tender offer at a price of 104.06 percent of the principal amount, plus accrued and unpaid interest. The additional liquidity provided by the new $850 million revolving bank facility and the new $250 million Tranche A Term Facility was used to fund the total cost of the tender offer and redemption, including all related fees and expenses.

As a result of the refinancing of our senior credit facility and the repurchase of our 8  1/8 percent senior notes due in 2015, we expect to reduce our annual interest expense by approximately $20 million. We recorded $17 million of pre-tax charges in March 2012 related to the refinancing of our senior credit facility, the repurchase and redemption of $232 million aggregate principal amount of our 8  1/8 percent senior notes due in 2015 and the write-off of deferred debt issuance costs relating to these senior notes. We expect to record an additional $1 million of pre-tax charges during the second quarter of 2012 relating to the redemption of the remaining $18 million aggregate principal amount of our 8  1/8 percent senior notes which occurred in April 2012. During the first quarter of 2011, we recorded $1 million of pre-tax charges related to our repurchase and redemption of our 8  5/8 percent senior subordinated notes.

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

	6/3/2010 thru 2/27/2011	2/28/2011 thru 5/15/2011	5/16/2011 thru 8/7/2011	8/8/2011 thru 2/26/2012	2/27/2012 thru 3/21/2012	Beginning 3/22/2012
Applicable Margin over:
LIBOR for Revolving Loans	4.50%	4.25%	4.50%	4.25%	4.00%	2.50%
LIBOR for Term Loan B Loans	4.75%	4.50%	4.75%	4.50%	4.50%	—
LIBOR for Tranche B-1 Loans	5.00%	5.00%	5.00%	5.00%	5.00%	—
LIBOR for Tranche A Loans	—	—	—	—	—	2.50%
Prime for Revolving Loans	3.50%	3.25%	3.50%	3.25%	3.00%	1.50%
Prime for Term Loan B Loans	3.75%	3.50%	3.75%	3.50%	3.50%	—
Prime for Tranche B-1 Loans	4.00%	4.00%	4.00%	4.00%	4.00%	—
Prime for Tranche A Loans	—	—	—	—	—	1.50%
Federal Funds for Revolving Loans	3.50%	3.25%	3.50%	3.25%	3.00%	1.50%
Federal Funds for Term Loan B Loans	3.75%	3.50%	3.75%	3.50%	3.50%	—
Federal Funds for Tranche B-1 Loans	4.00%	4.00%	4.00%	4.00%	4.00%	—
Federal Funds for Tranche A Loans	—	—	—	—	—	1.50%
Commitment Fee	0.75%	0.50%	0.75%	0.50%	0.50%	0.40%

Senior Credit Facility — Other Terms and Conditions.    Our senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA, as defined in the senior credit facility agreement), and consolidated interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined under the senior credit facility agreement) at the end of each period indicated. Failure to maintain these ratios will result in a default under our senior credit facility. The financial ratios required under the amended and restated senior credit facility and, the actual ratios we achieved for the first quarter of 2012, are as follows:

	Quarter Ended March 31, 2012
	Req.	Act.
Leverage Ratio (maximum)	3.50	2.07
Interest Coverage Ratio (minimum)	2.55	6.11

The financial ratios required under the senior credit facility for each quarter beyond March 31, 2012 include a maximum leverage ratio of 3.50 and a minimum interest coverage ratio of 2.55 through December 31, 2013 and 2.75 thereafter.

The covenants in our senior credit facility agreement generally prohibit us from repaying or refinancing our senior notes. So long as no default existed, we would, however, under our senior credit facility agreement, be permitted to repay or refinance our senior notes (i) with the net cash proceeds of permitted refinancing indebtedness (as defined in the senior credit facility agreement or with the net cash proceeds of our common stock); (ii) with the net cash proceeds of the incremental facilities (as defined in the senior credit facility agreement); (iii) with the net cash proceeds of the revolving loans (as defined in the senior credit facility agreement); (iv) with the cash generated by the operations of the Company; (v) in an amount equal to the net cash proceeds of qualified capital stock (as defined in the senior credit facility agreement) issued by the Company after March 22, 2012; and (vi) in exchange for permitted refinancing indebtedness or in exchange for shares of our common stock; provided that such purchases are capped as follows (with respect to clauses (iii), (iv) and (v) on a pro forma consolidated leverage ratio after giving effect to such purchase, cancellation or redemption:

Proforma Consolidated Leverage Ratio	Aggregate Senior Note Maximum Amount
(Millions)
Greater than or equal to 3.0x	$20
Greater than or equal to 2.5x	$100
Greater than or equal to 2.0x	$200
Less than 2.0x	no limit

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

As of March 31, 2012, we were in compliance with all the financial covenants and operational restrictions of the senior credit facility. Our senior credit facility does not contain any terms that could accelerate payment of the facility or affect pricing under the facility as a result of a credit rating agency downgrade.

Senior Notes.    As of March 31, 2012, our outstanding debt also included $18 million of 8  1/8 percent senior notes redeemed on April 6, 2012, $225 million of 7  3/4 percent senior notes due August 15, 2018 and $500 million of 6  7/8 percent senior notes due December 15, 2020. Under the indentures governing the notes, we are permitted to redeem some or all of the remaining senior notes at any time after August 14, 2014 in the case of the senior notes due 2018, and December 15, 2015 in the case of senior notes due 2020. If we sell certain of our assets or experience specified kinds of changes in control, we must offer to repurchase the notes. Under the indentures governing the notes, we are permitted to redeem up to 35 percent of the senior notes due 2018, with the proceeds of certain equity offerings completed before August 13, 2013 and up to 35 percent of the senior notes due 2020, with the proceeds of certain equity offerings completed before December 15, 2013.

Our senior notes require that, as a condition precedent to incurring certain types of indebtedness not otherwise permitted, our consolidated fixed charge coverage ratio, as calculated on a pro forma basis, be greater than 2.00. The indentures also contain restrictions on our operations, including limitations on: (i) incurring additional indebtedness or liens; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; (v) asset sales and (vi) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. As of March 31, 2012, we were in compliance with the covenants and restrictions of these indentures.

Accounts Receivable Securitization.    We securitize some of our accounts receivable on a limited recourse basis in North America and Europe. As servicer under these accounts receivable securitization programs, we are responsible for performing all accounts receivable administration functions for these securitized financial assets including collections and processing of customer invoice adjustments. In North America, we have an accounts receivable securitization program with three commercial banks comprised of a first priority facility and a second priority facility. We securitize original equipment and aftermarket receivables on a daily basis under the bank program. In March 2012, the North American program was amended and extended to March 22, 2013. The first priority facility continues to provide financing of up to $110 million and the second priority facility, which is subordinated to the first priority facility, continues to provide up to an additional $40 million of financing. Both facilities monetize accounts receivable generated in the U.S. and Canada that meet certain eligibility requirements. The second priority facility also monetizes certain accounts receivable generated in the U.S. or Canada that would otherwise be ineligible under the first priority securitization facility. The amendments to the North American program decreased the margin we pay to our banks. The amount of outstanding third party investments in our securitized accounts receivable under the North American program was $30 million at March 31, 2012 and zero at December 31, 2011.

Each facility contains customary covenants for financings of this type, including restrictions related to liens, payments, mergers or consolidations and amendments to the agreements underlying the receivables pool. Further, each facility may be terminated upon the occurrence of customary events (with customary grace periods, if applicable), including breaches of covenants, failure to maintain certain financial ratios, inaccuracies of representations and warranties, bankruptcy and insolvency events, certain changes in the rate of default or delinquency of the receivables, a change of control and the entry or other enforcement of material judgments. In addition, each facility contains cross-default provisions, where the facility could be terminated in the event of non-payment of other material indebtedness when due and any other event which permits the acceleration of the maturity of material indebtedness.

We also securitize receivables in our European operations with regional banks in Europe. The arrangements to securitize receivables in Europe are provided under seven separate facilities provided by various financial institutions in each of the foreign jurisdictions. The commitments for these arrangements are generally for one year, but some may be cancelled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon 15 days, or less, notification. The amount of outstanding third party investments in our securitized accounts receivable in Europe was $139 million and $121 million at March 31, 2012 and December 31, 2011, respectively.

If we were not able to securitize receivables under either the North American or European securitization programs, our borrowings under our revolving credit agreement might increase. These accounts receivable securitization programs provide us with access to cash at costs that are generally favorable to alternative sources of financing, and allow us to reduce borrowings under our revolving credit agreement.

In our North American accounts receivable securitization programs, we transfer a partial interest in a pool of receivables and the interest that we retain is subordinate to the transferred interest. Accordingly, we account for our North American securitization program as a secured borrowing. In our European programs, we transfer accounts receivables in their entirety to the acquiring entities and satisfy all of the conditions established under ASC Topic 860, “Transfers and Servicing,” to report the transfer of financial assets in their entirety as a sale. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under our European securitization programs approximates the fair value of such receivables. We recognized $1 million in interest expense in each of the three month periods ended March 31, 2012 and 2011, relating to our North American securitization program. In addition, we recognized a loss of $1 million in each of the three month periods ended March 31, 2012 and 2011, on the sale of trade accounts receivable in our European accounts receivable securitization programs, representing the discount from book values at which these receivables were sold to our banks. The discount rate varies based on funding costs incurred by our banks, which averaged approximately three percent during both the first quarter of 2012 and 2011.

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

In managing our foreign currency exposures, we identify and aggregate existing offsetting positions and then hedge residual exposures through third-party derivative contracts. The fair value of our foreign currency forward contracts was less than $1 million at March 31, 2012 and is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. The following table summarizes by major currency the notional amounts for our foreign currency forward purchase and sale contracts as of March 31, 2012. All contracts in the following table mature in 2012.

		March 31, 2012
		Notional Amount in Foreign Currency
		(Millions)
Australian dollars	—Purchase	3
British pounds	—Purchase	4
European euro	—Sell	(108)
Japanese yen	—Purchase	270
South African rand	—Purchase	179
U.S. dollars	—Purchase	1,099
	—Sell	(86)
Other	—Purchase	1
	—Sell	(1)

Interest Rate Risk

Our financial instruments that are sensitive to market risk for changes in interest rates are primarily our debt securities. We use our revolving credit facility to finance our short-term and long-term capital requirements. We pay a current market rate of interest on these borrowings. Our long-term capital requirements have been financed with long-term debt with original maturity dates ranging from five to ten years. On March 31, 2012, we had $754 million in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed through December 2020, $225 million is fixed through August 2018, $18 million was fixed through April 2012, and the remainder is fixed from 2012 through 2025. We also have $514 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” earlier in this Management’s Discussion and Analysis.

We estimate that the fair value of our long-term debt at March 31, 2012 was about 105 percent of its book value. A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $6 million.

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

We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense costs related to an existing condition caused by past operations that do not contribute to current or future revenue generation. As of March 31, 2012, we have the obligation to remediate or contribute towards the remediation of certain sites, including one Federal Superfund site. At March 31, 2012, our aggregated estimated share of environmental remediation costs for all these sites on a discounted basis was approximately $17 million, of which $5 million is recorded in other current liabilities and $12 million is recorded in deferred credits and other liabilities in our consolidated balance sheet. For those locations in which the liability was discounted, the weighted average discount rate used was 2.2 percent. The undiscounted value of the estimated remediation costs was $20 million. Our expected payments of environmental remediation costs are estimated to be approximately $4 million in 2012, $2 million in 2013 and $1 million in each year beginning 2014 through 2016 and $11 million thereafter. Based on information known to us, we have established reserves that we believe are adequate for these costs. Although we believe these estimates of remediation costs are reasonable and are based on the latest available information, the costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute towards the remediation costs. In addition, certain environmental statutes provide that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at these sites has been considered, where appropriate, in our determination of our estimated liability. We do not believe that any potential costs associated with our current status as a potentially responsible party in the Federal Superfund site, or as a liable party at the other locations referenced herein, will be material to our condensed consolidated results of operations, financial position or cash flows.

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

In addition, we are subject to lawsuits initiated by a significant number of claimants alleging health problems as a result of exposure to asbestos. In the early 2000’s we were named in nearly 20,000 complaints, most of which were filed in Mississippi state court and the vast majority of which made no allegations of exposure to asbestos from our product categories. Most of these claims have been dismissed and our current docket of active and inactive cases is less than 500 cases nationwide. A small number of claims have been asserted by railroad workers alleging exposure to asbestos products in railroad cars manufactured by The Pullman Company, one of our subsidiaries. The balance of the claims is related to alleged exposure to asbestos in our automotive products. Only a small percentage of the claimants allege that they were automobile mechanics and a significant number appear to involve workers in other industries or otherwise do not include sufficient information to determine whether there is any basis for a claim against us. We believe, based on scientific and other evidence, it is unlikely that mechanics were exposed to asbestos by our former products and that, in any event, they would not be at increased risk of asbestos-related disease based on their work with these products. Further, many of these cases involve numerous defendants, with the number in some cases exceeding

100 defendants from a variety of industries. Additionally, the plaintiffs either do not specify any, or specify the jurisdictional minimum, dollar amount for damages. As major asbestos manufacturers and/or users continue to go out of business or file for bankruptcy, we may experience an increased number of these claims. We vigorously defend ourselves against these claims as part of our ordinary course of business. In future periods, we could be subject to charges to earnings if any of these matters are resolved unfavorably to us. To date, with respect to claims that have proceeded sufficiently through the judicial process, we have regularly achieved favorable resolutions. Accordingly, we presently believe that these asbestos-related claims will not have a material adverse impact on our future consolidated financial condition, results of operations or cash flows.

In the fourth quarter of 2011, we encountered an issue in our North America OE ride control business involving struts supplied on one particular OE platform. As a result, we directly incurred approximately $2 million in premium freight and overtime costs in the fourth quarter of 2011 and $2 million in the first quarter of 2012. We are continuing to work through details with the customer to determine responsibility for any other costs associated with this issue. We cannot estimate the amount of these costs at this time, but do not believe they will be material to our annual operating results.

Tenneco 401(K) Retirement Savings Plan

Effective January 1, 2012, the Tenneco Employee Stock Ownership Plan for Hourly Employees and the Tenneco Employee Stock Ownership Plan for Salaried Employees were merged into one plan called the Tenneco 401(k) Retirement Savings Plan (the “Retirement Savings Plan”). Under the plan, subject to limitations in the Internal Revenue Code, participants may elect to defer up to 75 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We match in cash 100 percent on the first three percent and 50 percent on the next two percent of employee contributions. In connection with freezing the defined benefit pension plans for nearly all U.S. based salaried and non-union hourly employees effective December 31, 2006, and the related replacement of those defined benefit plans with defined contribution plans, we are making additional contributions to the Employee Stock Ownership Plans. We recorded expense for these contributions of approximately $5 million and $4 million for the three months ended March 31, 2012 and 2011, respectively. Matching contributions vest immediately. Defined benefit replacement contributions fully vest on the employee’s third anniversary of employment.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A. RISK FACTORS

We are exposed to certain risks and uncertainties that could have a material adverse impact on our business, financial condition and operating results. There have been no material changes to the Risk Factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) Not applicable.

(c) Purchase of equity securities by the issuer and affiliated purchasers.    The following table provides information relating to our purchase of shares of our common stock in the first quarter of 2012. All of these purchases reflect shares withheld upon vesting of restricted stock for minimum tax withholding obligations. We intend to continue to satisfy statutory minimum tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares.

Period	Total Number of Shares Purchased	Average Price Paid
January 2012	66,580	$30.44
February 2012	—	$—
March 2012	1,327	$38.36

Total	67,907	$30.60

In January 2012, our Board of Directors approved a share repurchase program, authorizing our Company to repurchase up to 600,000 shares of the Company’s outstanding common stock over a 12 month period. Our share repurchase program is intended to offset dilution from shares of restricted stock and stock options issued in 2012 to employees. We did not repurchase any shares through this program in the three month period ended March 31, 2012.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Tenneco Inc. has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TENNECO INC.

By:	/S/ KENNETH R. TRAMMELL
Kenneth R. Trammell
Executive Vice President and Chief Financial Officer

Dated: May 7, 2012

INDEX TO EXHIBITS

TO

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED MARCH 31, 2012

Exhibit Number	Description
4.1	—	Third Amended and Restated Credit Agreement, dated as of March 22, 2012, among Tenneco Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto (incorporated herein by reference from Exhibit 4.1 of the registrant’s Current Report on Form 8-K dated as of March 22, 2012, File No. 1-12387).
4.2	—	Guarantee and Collateral Agreement, dated as of March 22, 2012 (amending and restating the Guarantee and Collateral Agreement dated as of March 17, 2007, as previously amended and restated), among Tenneco Inc., various of its subsidiaries and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference from Exhibit 4.2 of the registrant’s Current Report on Form 8-K dated as of March 22, 2012, File No. 1-12387).
4.3	—	First Supplemental Indenture, dated as of March 22, 2012, among Tenneco Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference from Exhibit 4.3 of the registrant’s Current Report on Form 8-K dated as of March 22, 2012, File No. 1-12387).
10.1	—	Form of Tenneco Inc. 2006 Long-Term Incentive Plan Board of Directors Restricted Stock Notification (incorporated herein by reference from Exhibit 10.1 of the registrant’s Current Report on Form 8-K dated as of January 18, 2012, File No. 1-12387).
10.2	—	Form of Tenneco Inc. 2006 Long-Term Incentive Plan Restricted Stock Award Agreement (incorporated herein by reference from Exhibit 10.2 of the registrant’s Current Report on Form 8-K dated as of January 18, 2012, File No. 1-12387).
10.3	—	Form of Tenneco Inc. 2006 Long-Term Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated herein by reference from Exhibit 10.3 of the registrant’s Current Report on Form 8-K dated as of January 18, 2012, File No. 1-12387).
10.4	—	Amendment No. 2 to Third Amended and Restated Receivables Purchase Agreement, dated as of March 23, 2012 (incorporated herein by reference from Exhibit 10.1 of the registrant’s Current Report on Form 8-K dated as of March 26, 2012, File No. 1-12387).
10.5	—	Amendment No. 2 to Receivables Purchase Agreement, dated as of March 23, 2012 (incorporated herein by reference from Exhibit 10.2 of the registrant’s Current Report on Form 8-K dated as of March 26, 2012, File No. 1-12387).
*12	—	Computation of Ratio of Earnings to Fixed Charges.
*15.1	—	Letter of PricewaterhouseCoopers regarding interim financial information.
*31.1	—	Certification of Gregg M. Sherrill under Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	—	Certification of Kenneth R. Trammell under Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	—	Certification of Gregg M. Sherrill and Kenneth R. Trammell under Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	—	XBRL Instance Document.
*101.SCH	—	XBRL Taxonomy Extension Schema Document.
*101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.