Form 10-Q
period 2012-06-30
TENNECO INC
filed 2012-08-07
CIK 1024725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Common Stock, par value $0.01 per share: 60,130,424 shares outstanding as of July 31, 2012.

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

•

changes in consumer demand for our automotive, commercial or aftermarket products, or changes in automotive and commercial vehicle manufacturers’ production rates and their actual and forecasted requirements for our products, due to difficult economic conditions, such as the significant production cuts by automotive manufacturers during 2008 and 2009, as well as any future reduction in demand for our products due to the sovereign debt crisis in Europe;

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

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Tenneco Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Tenneco Inc. and consolidated subsidiaries as of June 30, 2012, and the related condensed consolidated statements of income, comprehensive income, and cash flows for the three-month and six-month periods ended June 30, 2012 and 2011, and changes in shareholders’ equity for the six-month periods ended June 30, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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
August 7, 2012

The “Report of Independent Registered Public Accounting Firm” included above is not a “report” or “part of a Registration Statement” prepared or certified by an independent accountant within the meaning of Sections 7 and 11 of the Securities Act of 1933, and the accountants’ Section 11 liability does not extend to such report.

TENNECO INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
	(Millions Except Share and Per Share Amounts)
Revenues
Net sales and operating revenues	$1,920	$1,888	$3,832	$3,648

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	1,595	1,565	3,202	3,031
Engineering, research, and development	28	35	66	70
Selling, general, and administrative	109	118	227	227
Depreciation and amortization of other intangibles	50	54	99	105

	1,782	1,772	3,594	3,433

Other income (expense)
Loss on sale of receivables	(1)	(2)	(2)	(3)
Other income (expense)	—	(1)	(3)	(5)

	(1)	(3)	(5)	(8)

Earnings before interest expense, income taxes, and noncontrolling interests	137	113	233	207
Interest expense (net of interest capitalized of $1 million in both the three months ended June 30, 2012 and 2011, respectively and $2 million in both the six months ended June 30, 2012 and 2011, respectively)	21	26	63	54

Earnings before income taxes and noncontrolling interests	116	87	170	153
Income tax expense	21	30	39	44

Net income	95	57	131	109

Less: Net income attributable to noncontrolling interests	8	7	14	12

Net income attributable to Tenneco Inc.	$87	$50	$117	$97

Earnings per share
Weighted average shares of common stock outstanding —
Basic	59,992,055	59,980,866	60,067,205	59,901,929
Diluted	61,260,871	62,011,879	61,470,513	62,004,267
Basic earnings per share of common stock	$1.45	$0.84	$1.95	$1.62
Diluted earnings per share of common stock	$1.42	$0.81	$1.90	$1.56

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of income.

TENNECO INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30, 2012
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Accumulated Other Comprehensive Income	Comprehensive Income	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income
	(Millions)
Net Income		$87		$8		$95

Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance April 1	$(4)		$3		$(1)
Translation of foreign currency statements	(43)	(43)	1	1	(42)	(42)

Balance June 30	(47)		4		(43)

Additional Liability for Pension and Postretirement Benefits
Balance April 1	(349)		—		(349)

Additional Liability for Pension and Postretirement Benefits, net of tax	5	5			5	5

Balance June 30	(344)		—		(344)

Balance June 30	$(391)		$4		$(387)

Other Comprehensive Income (Loss)		(38)		1		(37)

Comprehensive Income		$49		$9		$58

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

Additional Liability for Pension and Postretirement Benefits
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

TENNECO INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Six Months Ended June 30, 2012
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Accumulated Other Comprehensive Income	Comprehensive Income	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income
	(Millions)
Net Income		$117		$14		$131

Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$(30)		$4		$(26)
Translation of foreign currency statements	(17)	(17)	—	—	(17)	(17)

Balance June 30	(47)		4		(43)

Additional Liability for Pension and Postretirement Benefits
Balance January 1	(352)		—		(352)

Additional Liability for Pension and Postretirement Benefits, net of tax	8	8			8	8

Balance June 30	(344)		—		(344)

Balance June 30	$(391)		$4		$(387)

Other Comprehensive Loss		(9)		—		(9)

Comprehensive Income		$108		$14		$122

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

TENNECO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2012	December 31, 2011
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$181	$214
Receivables —
Customer notes and accounts, net	1,144	936
Other	37	44
Inventories —
Finished goods	274	244
Work in process	205	181
Raw materials	138	121
Materials and supplies	51	46
Deferred income taxes	44	40
Prepayments and other	190	153

Total current assets	2,264	1,979

Other assets:
Long-term receivables, net	8	10
Goodwill	72	74
Intangibles, net	31	32
Deferred income taxes	85	92
Other	107	103

	303	311

Plant, property, and equipment, at cost	3,192	3,153
Less — Accumulated depreciation and amortization	(2,132)	(2,106)

	1,060	1,047

Total Assets	$3,627	$3,337

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)	$132	$66
Trade payables	1,231	1,171
Accrued taxes	58	44
Accrued interest	10	13
Accrued liabilities	252	226
Other	41	50

Total current liabilities	1,724	1,570

Long-term debt	1,234	1,158
Deferred income taxes	44	51
Postretirement benefits	364	385
Deferred credits and other liabilities	119	118
Commitments and contingencies

Total liabilities	3,485	3,282

Redeemable noncontrolling interests	9	12

Tenneco Inc. Shareholders’ equity:
Common stock	1	1
Premium on common stock and other capital surplus	3,022	3,016
Accumulated other comprehensive loss	(391)	(382)
Retained earnings (accumulated deficit)	(2,262)	(2,379)

	370	256
Less — Shares held as treasury stock, at cost	274	256

Total Tenneco Inc. shareholders’ equity	96	—

Noncontrolling interests	37	43

Total equity	133	43

Total liabilities, redeemable noncontrolling interests and equity	$3,627	$3,337

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

TENNECO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
	(Millions)
Operating Activities
Net income	$95	$57	$131	$109
Adjustments to reconcile net income to cash provided (used) by operating activities —
Depreciation and amortization of other intangibles	50	54	99	105
Deferred income taxes	(2)	—	(7)	(5)
Stock-based compensation	3	2	7	4
Loss on sale of assets	1	1	2	1
Changes in components of working capital —
(Increase) decrease in receivables	(31)	(39)	(212)	(290)
(Increase) decrease in inventories	(7)	17	(83)	(60)
(Increase) in prepayments and other current assets	(23)	(9)	(39)	(24)
Increase (decrease) in payables	(2)	(5)	86	134
Increase (decrease) in accrued taxes	17	(8)	18	—
Increase (decrease) in accrued interest	(4)	(8)	(4)	—
Increase in other current liabilities	2	16	15	17
Changes in long-term assets	1	—	9	(3)
Changes in long-term liabilities	(17)	(9)	(22)	(21)
Other	3	(2)	1	(3)

Net cash provided (used) by operating activities	86	67	1	(36)

Investing Activities
Proceeds from the sale of assets	—	—	1	4
Cash payments for plant, property, and equipment	(60)	(49)	(125)	(95)
Cash payments for software related intangible assets	(3)	(3)	(7)	(6)

Net cash used by investing activities	(63)	(52)	(131)	(97)

Financing Activities
Retirement of long-term debt	(22)	(1)	(403)	(23)
Issuance of long-term debt	—	4	250	4
Debt issuance cost of long-term debt	(1)	(1)	(13)	(1)
Purchase of common stock under the share repurchase program	(18)	(11)	(18)	(11)
Increase (decrease) in bank overdrafts	(2)	1	—	8
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivable	3	41	236	88
Net increase (decrease) in short-term borrowings secured by accounts receivable	30	(82)	60	—
Capital contribution from noncontrolling interest partner	1	1	1	1
Distributions to noncontrolling interest partners	(18)	(10)	(18)	(10)

Net cash provided (used) by financing activities	(27)	(58)	95	56

Effect of foreign exchange rate changes on cash and cash equivalents	(8)	5	2	5

Increase (decrease) in cash and cash equivalents	(12)	(38)	(33)	(72)
Cash and cash equivalents, April 1 and January 1, respectively	193	199	214	233

Cash and cash equivalents, June 30 (Note)	$181	$161	$181	$161

Supplemental Cash Flow Information
Cash paid during the period for interest	$24	$34	$59	$53
Cash paid during the period for income taxes (net of refunds)	19	23	36	33
Non-cash Investing and Financing Activities
Period end balance of trade payables for plant, property, and equipment	$30	$22	$30	$22

Note: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of cash flows.

TENNECO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Six Months Ended June 30,
	2012		2011
	Shares	Amount	Shares	Amount
	(Millions Except Share Amounts)
Tenneco Inc. Shareholders:
Common Stock
Balance January 1	62,101,335	$1	61,541,760	$1
Issued pursuant to benefit plans	152,705	—	53,302	—
Stock options exercised	115,016	—	207,790	—

Balance June 30	62,369,056	1	61,802,852	1

Premium on Common Stock and Other Capital Surplus
Balance January 1		3,016		3,008
Premium on common stock issued pursuant to benefit plans		6		3

Balance June 30		3,022		3,011

Accumulated Other Comprehensive Loss
Balance January 1		(382)		(237)
Other comprehensive income (loss)		(9)		55

Balance June 30		(391)		(182)

Retained Earnings (Accumulated Deficit)
Balance January 1		(2,379)		(2,536)
Net income attributable to Tenneco Inc.		117		97

Balance June 30		(2,262)		(2,439)

Less — Common Stock Held as Treasury Stock, at Cost
Balance January 1	1,694,692	256	1,294,692	240
Purchase of common stock through stock repurchase program	600,000	18	270,500	11

Balance June 30	2,294,692	274	1,565,192	251

Total Tenneco Inc. shareholders’ equity		$96		$140

Noncontrolling Interests:
Balance January 1		$43		$39
Net income		10		10
Other comprehensive income		1		—
Dividends declared		(17)		(14)

Balance June 30		$37		$35

Total equity		$133		$175

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

Our condensed consolidated financial statements include all majority-owned subsidiaries. We carry investments in 20 percent to 50 percent owned companies in which the Company does not have a controlling interest, as equity method investments, at cost plus equity in undistributed earnings since the date of acquisition and cumulative translation adjustments. We have eliminated all intercompany transactions. We have evaluated all significant subsequent events for any impact on these financial statements through the date they were issued.

(2) Financial Instruments

The carrying and estimated fair values of our financial instruments by class at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Millions)
Long-term debt (including current maturities)	$1,237	$1,299	$1,162	$1,200
Instruments with off-balance sheet risk:
Foreign exchange forward contracts:
Asset derivative contracts	—	—	1	1

Asset and Liability Instruments — The fair value of cash and cash equivalents, short and long-term receivables, accounts payable, and short-term debt was considered to be the same as or was not determined to be materially different from the carrying amount.

Long-term Debt — The fair value of our public fixed rate senior notes is based on quoted market prices. The fair value of our private borrowings under our senior credit facility and other long-term debt instruments is based on the market value of debt with similar maturities, interest rates and risk characteristics. The fair value of our level 1 debt, as classified in the fair value hierarchy, was $786 million and $1,013 million at June 30, 2012 and December 31, 2011, respectively. We have classified the remaining $513 million and $188 million as level 2 in the fair value hierarchy at June 30, 2012 and December 31, 2011, respectively, since we utilize valuation inputs that are observable both directly and indirectly.

Foreign exchange forward contracts — We use derivative financial instruments, principally foreign currency forward purchase and sales contracts with terms of less than one year, to hedge our exposure to changes in foreign currency exchange rates. Our primary exposure to changes in foreign currency rates results from intercompany loans made between affiliates to minimize the need for borrowings from third parties. Additionally, we enter into foreign currency forward purchase and sale contracts to mitigate our exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables. We manage

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

counter-party credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements. We do not enter into derivative financial instruments for speculative purposes. The fair value of our foreign currency forward contracts is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. We record the change in fair value of these foreign exchange forward contracts as part of currency gains (losses) within cost of sales in the condensed consolidated statements of income. The fair value of foreign exchange forward contracts are recorded in prepayments and other current assets or other current liabilities in the condensed consolidated balance sheet. The fair value of our foreign exchange forward contracts, presented on a gross basis by derivative contract at June 30, 2012 and December 31, 2011, respectively, was as follows:

	Fair Value of Derivative Instruments
	June 30, 2012			December 31, 2011
	Asset Derivatives	Liability Derivatives	Total	Asset Derivatives	Liability Derivatives	Total
	(Millions)
Foreign exchange forward contracts	$—	$—	$—	$1	$—	$1

The fair value of our recurring financial assets at June 30, 2012 and December 31, 2011, respectively, are as follows:

	June 30, 2012			December 31, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(Millions)
Financial Assets:
Foreign exchange forward contracts	n/a	$—	n/a	n/a	$1	n/a

The fair value hierarchy definition prioritizes the inputs used in measuring fair value into the following levels:

Level 1	—	Quoted prices in active markets for identical assets or liabilities.

Level 2	—	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

Level 3	—	Unobservable inputs based on our own assumptions.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table summarizes by major currency the notional amounts for foreign currency forward purchase and sale contracts as of June 30, 2012 (all of which mature in 2012):

		Notional Amount in Foreign Currency
		(Millions)
Australian dollars	—Purchase	5
British pounds	—Purchase	5
European euro	—Sell	(97)
Polish zloty	—Purchase	21
South African rand	—Purchase	152
Japanese yen	—Purchase	179
	—Sell	(295)
U.S. dollars	—Purchase	1,551
	—Sell	(74)
Other	—Purchase	1
	—Sell	(1)

Guarantees —We have from time to time issued guarantees for the performance of obligations by some of our subsidiaries, and some of our subsidiaries have guaranteed our debt. All of our existing and future material domestic wholly-owned subsidiaries fully and unconditionally guarantee our senior credit facility and our senior notes on a joint and several basis. The arrangement for the senior credit facility is also secured by first-priority liens on substantially all our domestic assets and pledges of up to 66 percent of the stock of certain first-tier foreign subsidiaries. No assets or capital stock of our direct or indirect subsidiaries secure our senior notes. For additional information, refer to Note 13 of our condensed consolidated financial statements, where we present the Supplemental Guarantor Condensed Consolidating Financial Statements.

We have two performance guarantee agreements in the U.K. between Tenneco Management Europe Limited (“TMEL”) and the two Walker Group Retirement Plans, the Walker Group Employee Benefit Plan and the Walker Group Executive Retirement Benefit Plan (the “Walker Plans”), whereby TMEL will guarantee the payment of all current and future pension contributions in event of a payment default by the sponsoring or participating employers of the Walker Plans. As a result of our decision to enter into these performance guarantee agreements, the levy due to the U.K. Pension Protection Fund was reduced. The Walker Plans are comprised of employees from Tenneco Walker (U.K.) Limited and Futaba-Tenneco U.K. Limited, our joint venture with Futaba Industrial Co. Ltd (“Futaba”). Employer contributions are funded by both Tenneco Walker (U.K.) Limited, as the sponsoring employer and Futaba Tenneco U.K., as a participating employer. The performance guarantee agreements are expected to remain in effect until all pension obligations for the Walker Plans’ sponsoring and participating employers have been satisfied. The maximum amount payable for these pension performance guarantees is approximately $16 million as of June 30, 2012 which is determined by taking 105 percent of the liability of the Walker Plans calculated under section 179 of the U.K. Pension Act of 2004 offset by plan assets. We did not record an additional liability for this performance guarantee since Tenneco Walker (U.K.) Limited, as the sponsoring employer of the Walker Plans, already recognizes 100 percent of the pension obligation calculated based on U.S. GAAP, for all of the Walker Plans’ participating employers on its balance sheet, which was $11 million and $13 million at June 30, 2012 and December 31, 2011, respectively. At June 30, 2012, all pension contributions under the Walker Plans were current for all of the Walker Plans’ sponsoring and participating employers.

We have an indemnity agreement between TMEL and Futaba which requires Futaba to indemnify TMEL for any cost, loss or liability which TMEL may incur under the performance guarantee agreements relating to the

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Futaba-Tenneco joint venture. The maximum amount reimbursable by Futaba to TMEL under this indemnity agreement is equal to the amount incurred by TMEL under the performance guarantee agreements multiplied by Futaba’s shareholder ownership percentage of the Futaba-Tenneco joint venture. At June 30, 2012 the maximum amount reimbursable by Futaba to TMEL is approximately $3 million.

We have issued guarantees through letters of credit in connection with some obligations of our affiliates. As of June 30, 2012, we have guaranteed $44 million in letters of credit to support some of our subsidiaries’ insurance arrangements, foreign employee benefit programs, environmental remediation activities and cash management and capital requirements.

Negotiable Financial Instruments — One of our European subsidiaries receives payment from one of its OE customers whereby the accounts receivable are satisfied through the delivery of negotiable financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets. The amount of these financial instruments that was collected before their maturity date and sold at a discount totaled $4 million and $10 million at June 30, 2012 and December 31, 2011, respectively. No negotiable financial instruments were held by our European subsidiary as of June 30, 2012 and December 31, 2011, respectively.

In certain instances, several of our Chinese subsidiaries receive payment from OE customers and satisfy vendor payments through the receipt and delivery of negotiable financial instruments. Financial instruments used to satisfy vendor payables and not redeemed totaled $15 million and $14 million at June 30, 2012 and December 31, 2011, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled less than $1 million and $9 million at June 30, 2012 and December 31, 2011, respectively. We classify financial instruments received from our OE customers as other current assets if issued by a financial institution of our customers or as customer notes and accounts, net if issued by our customer. We classified $16 million and $9 million in other current assets at June 30, 2012 and December 31, 2011, respectively. Some of our Chinese subsidiaries that issue their own negotiable financial instruments to pay vendors are required to maintain a cash balance if they exceed certain credit limits with the financial institution that guarantees those financial instruments. A restricted cash balance was not required at those Chinese subsidiaries at June 30, 2012 or December 31, 2011.

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

On March 22, 2012, we completed an amendment and restatement of our senior credit facility by increasing the amount and extending the maturity date of our revolving credit facility and adding a new Tranche A Term Facility. The amended and restated facility replaces our former $556 million revolving credit facility, $148 million Tranche B Term Facility and $130 million Tranche B-1 letter of credit/revolving loan facility. The

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

proceeds from this refinancing transaction were used to repay our $148 million Tranche B Term Facility and to fund the purchase and redemption of our $250 million 8 1/8 percent senior notes due in 2015. As of June 30, 2012, the senior credit facility provides us with a total revolving credit facility size of $850 million and a $247 million Tranche A Term Facility, both of which will mature on March 22, 2017. Funds may be borrowed, repaid and re-borrowed under the revolving credit facility without premium or penalty. The revolving credit facility is reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. Outstanding letters of credit reduce our availability to enter into revolving loans under the facility. We are required to make quarterly principal payments under the Tranche A Term Facility of $3.1 million beginning June 30, 2012 through March 31, 2014, $6.3 million beginning June 30, 2014 through March 31, 2015, $9.4 million beginning June 30, 2015 through March 31, 2016, $12.5 million beginning June 30, 2016 through December 31, 2016 and a final payment of $125 million is due on March 22, 2017.

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

The financial ratios required under the amended and restated senior credit facility and, the actual ratios we achieved for the first and second quarter of 2012, are as follows:

	Quarter Ended
	March 31, 2012		June 30, 2012
	Req.	Act.	Req.	Act.
Leverage Ratio (maximum)	3.50	2.07	3.50	2.05
Interest Coverage Ratio (minimum)	2.55	5.82	2.55	6.40

The financial ratios required under the senior credit facility for each quarter beyond June 30, 2012 include a maximum leverage ratio of 3.50 and a minimum interest coverage ratio of 2.55 through December 31, 2013 and 2.75 thereafter.

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

We recorded $17 million of pre-tax charges in March 2012 related to the refinancing of our senior credit facility, the repurchase and redemption of $232 million aggregate principal amount of our 8 1/8 percent senior notes due in 2015 and the write-off of deferred debt issuance costs relating to these senior notes. We recorded an additional $1 million of pre-tax charges during the second quarter of 2012 relating to the redemption of the remaining $18 million aggregate principal amount of our 8 1/8 percent senior notes which occurred in April 2012.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

During the first quarter of 2011, we recorded $1 million of pre-tax charges related to our repurchase and redemption of our 8  5/8 percent senior subordinated notes.

At June 30, 2012, of the $850 million available under the revolving credit facility, we had unused borrowing capacity of $554 million with $252 million in outstanding borrowings and $44 million in outstanding letters of credit. As of June 30, 2012, our outstanding debt also included $247 million Tranche A Term Facility due March 22, 2017, $225 million of 7 3/4 percent senior notes due August 15, 2018, $500 million of 6 7/8 percent senior notes due December 15, 2020, and $142 million of other debt.

(4) Income Taxes

We reported income tax expense of $21 million and $30 million in the three month periods ended June 30, 2012 and 2011, respectively, and $39 million and $44 million in the six month periods ended June 30, 2012 and 2011, respectively. The tax expense recorded in 2012 differs from the expense that would be recorded using a U.S. Federal statutory rate of 35 percent due to a net tax benefit of $20 million primarily related to U.S. taxable income with no associated tax expense due to the valuation allowance on our net operating loss (“NOL”) carryforward and prior year tax adjustments, partially offset by the impact of recording a valuation allowance against the tax benefit for losses in certain foreign jurisdictions. We evaluate our deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. U.S. GAAP requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. This assessment considers, among other matters, the nature, frequency and amount of recent losses, the duration of statutory carryforward periods, and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified.

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

In 2008, given our historical losses in the U.S., we concluded that our ability to fully utilize our NOLs was limited. As a result, we recorded a valuation allowance against all of our U.S. deferred tax assets except for our tax planning strategies which have not yet been implemented and which do not depend upon generating future taxable income. We carry deferred tax assets in the U.S. of $90 million, as of June 30, 2012, relating to the expected utilization of those NOLs. The recording of a valuation allowance does not impact the amount of the NOL that would be available for federal and state income tax purposes in future periods. The federal NOLs expire beginning in tax years ending in 2021 through 2030. The state NOLs expire in various tax years through 2031.

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

At June 30, 2012, we continue to carry a valuation allowance against our net deferred tax assets in the U.S. Based on operating improvements we had made, the outlook for light and commercial vehicle production in the U.S. and the positive impact this should have on our U.S. operations, we expect that we should be able to reverse the valuation allowance by the third quarter of 2012. Had we reversed the valuation allowance at the end of the second quarter of 2012, the net income impact would have been approximately $111 million.

The valuation allowances recorded against deferred tax assets generated by taxable losses in the U.S. as well as certain other foreign jurisdictions will impact our provision for income taxes until the valuation allowances are released. Our provision for income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these jurisdictions until the respective valuation allowance is eliminated. In certain foreign jurisdictions, we have recorded a tax benefit on NOLs and tax credits with unlimited lives that are supported by tax actions and forecasted profitability. If the tax actions are not successful or losses are incurred, we may need to record a valuation allowance in a future period. These actions will cause variability in our effective tax rate.

(5) Accounts Receivable Securitization

We securitize some of our accounts receivable on a limited recourse basis in North America and Europe. As servicer under these accounts receivable securitization programs, we are responsible for performing all accounts receivable administration functions for these securitized financial assets including collections and processing of customer invoice adjustments. In North America, we have an accounts receivable securitization program with three commercial banks comprised of a first priority facility and a second priority facility. We securitize original equipment and aftermarket receivables on a daily basis under the bank program. In March 2012, the North American program was amended and extended to March 22, 2013. The first priority facility continues to provide financing of up to $110 million and the second priority facility, which is subordinated to the first priority facility, continues to provide up to an additional $40 million of financing. Both facilities monetize accounts receivable generated in the U.S. and Canada that meet certain eligibility requirements, and the second priority facility also monetizes certain accounts receivable generated in the U.S. or Canada that would otherwise be ineligible under the first priority securitization facility. The amendments to the North American program decreased the margin we pay to our banks. The amount of outstanding third-party investments in our securitized accounts receivable under the North American program was $60 million at June 30, 2012 and zero at December 31, 2011.

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

We also securitize receivables in our European operations with regional banks in Europe. The arrangements to securitize receivables in Europe are provided under seven separate facilities provided by various financial institutions in each of the foreign jurisdictions. The commitments for these arrangements are generally for one year, but some may be cancelled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon 15 days, or less, notification. The amount of outstanding third-party investments in our securitized accounts receivable in Europe was $132 million and $121 million at June 30, 2012 and December 31, 2011, respectively.

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

In our North American accounts receivable securitization programs, we transfer a partial interest in a pool of receivables and the interest that we retain is subordinate to the transferred interest. Accordingly, we account for our North American securitization program as a secured borrowing. In our European programs, we transfer accounts receivables in their entirety to the acquiring entities and satisfy all of the conditions established under ASC Topic 860, “Transfers and Servicing,” to report the transfer of financial assets in their entirety as a sale. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under our European securitization programs approximates the fair value of such receivables. We recognized less than $1 million and $1 million in interest expense in the three month periods ended June 30, 2012 and 2011, respectively, and $1 million and $2 million for the six month periods ended June 30, 2012 and 2011, respectively, relating to our North American securitization program. In addition, we recognized a loss of $1 million and $2 million in the three month periods ended June 30, 2012 and 2011, respectively, and $2 million and $3 million for the six month periods ended June 30, 2012 and 2011, respectively, on the sale of trade accounts receivable in our European accounts receivable securitization programs, representing the discount from book values at which these receivables were sold to our banks. The discount rate varies based on funding costs incurred by our banks, which averaged approximately three percent during both the first half of 2012 and 2011, respectively.

(6) Restructuring and Other Charges

Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. In 2011, we incurred $8 million in restructuring and related costs, primarily related to headcount reductions in Europe and Australia and the closure of our ride control plant in Cozad, Nebraska, all of which was recorded in cost of sales. In the second quarter of 2012, we incurred $2 million in restructuring and related costs, primarily related to headcount reductions in South America, all of which was recorded in cost of sales. For the first six months of 2012 we have incurred $3 million in restructuring and related costs primarily related to headcount reductions in South America, all of which was recorded in cost of sales.

Amounts related to activities that are part of our restructuring plans are as follows:

	December 31, 2011 Restructuring Reserve	2012 Expenses	2012 Cash Payments	June 30, 2012 Restructuring Reserve
	(Millions)
Severance	$1	3	3	$1

Under the terms of our amended and restated senior credit agreement that took effect on March 22, 2012, we are allowed to exclude $80 million of cash charges and expenses, before taxes, related to cost reduction initiatives incurred after March 22, 2012 from the calculation of the financial covenant ratios required under our senior credit facility. As of June 30, 2012, we have excluded $3 million in cumulative allowable charges relating to restructuring initiatives against the $80 million available under the terms of the senior credit facility.

On September 22, 2009, we announced that we were closing our original equipment ride control plant in Cozad, Nebraska. The closure of the Cozad plant eliminated approximately 500 positions. We hired at other facilities as we moved production from Cozad to those facilities, which resulted in a net decrease of approximately 60 positions. Much of the production was shifted from Cozad to our plant in Hartwell, Georgia.

During the transition of production from our Cozad facility to our Hartwell facility, several customer programs, which were planned to phase out, were reinstated and volumes increased beyond the amount in our

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

original restructuring plan. To meet the higher volume requirements, we took a number of actions to stabilize the production environment in Hartwell including reinforcing several core processes, realigning assembly lines, upgrading equipment to increase output and accelerating our Lean manufacturing activities. Based on the higher volumes, we have adjusted our consolidation plan which included temporarily continuing some basic production operations in Cozad, and redirecting some programs from our Hartwell facility to our other North American facilities to better balance production. In August 2012, we completed the closure of our Cozad facility and transitioned all remaining production to other North American facilities.

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

We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense costs related to an existing condition caused by past operations that do not contribute to current or future revenue generation. As of June 30, 2012, we have the obligation to remediate or contribute towards the remediation of certain sites, including one Federal Superfund site. At June 30, 2012, our aggregated estimated share of environmental remediation costs for all these sites on a discounted basis was approximately $18 million, of which $5 million is recorded in other current liabilities and $13 million is recorded in deferred credits and other liabilities in our condensed consolidated balance sheet. For those locations where the liability was discounted, the weighted average discount rate used was 1.5 percent. The undiscounted value of the estimated remediation costs was $20 million. Based on information known to us, we have established reserves that we believe are adequate for these costs. Although we believe these estimates of remediation costs are reasonable and are based on the latest available information, the costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, certain environmental statutes provide that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at these sites has been considered, where appropriate, in our determination of our estimated liability. We do not believe that any potential costs associated with our current status as a potentially responsible party in the Federal Superfund site, or as a liable party at the other locations referenced herein, will be material to our consolidated results of operations, financial position or cash flows.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

We also from time to time are involved in legal proceedings, claims or investigations. Some of these proceedings allege damages against us relating to environmental liabilities (including toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warning issues, and other product liability related matters), taxes, employment matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. For example, one of our Argentine subsidiaries is currently defending against a criminal complaint alleging the failure to comply with laws requiring the proceeds of export transactions to be collected, reported and/or converted to local currency within specified time periods. As another example, in the U.S. we are subject to an audit in 11 states with respect to the payment of unclaimed property to those states, spanning a period as far back as over 30 years. While we vigorously defend ourselves against all of these claims, in future periods, we could be subject to cash costs or charges to earnings if any of these matters are resolved on unfavorable terms. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, including our assessment of the merits of the particular claim, we do not expect that these legal proceedings or claims will have any material adverse impact on our future consolidated financial position, results of operations or cash flows.

In addition, we are subject to lawsuits initiated by a significant number of claimants alleging health problems as a result of exposure to asbestos. In the early 2000’s we were named in nearly 20,000 complaints, most of which were filed in Mississippi state court and the vast majority of which made no allegations of exposure to asbestos from our product categories. Most of these claims have been dismissed and our current docket of active and inactive cases is less than 500 cases nationwide. A small number of claims have been asserted by railroad workers alleging exposure to asbestos products in railroad cars manufactured by The Pullman Company, one of our subsidiaries. The substantial majority of the remaining claims are related to alleged exposure to asbestos in our automotive products. Only a small percentage of the claimants allege that they were automobile mechanics and a significant number appear to involve workers in other industries or otherwise do not include sufficient information to determine whether there is any basis for a claim against us. We believe, based on scientific and other evidence, it is unlikely that mechanics were exposed to asbestos by our former products and that, in any event, they would not be at increased risk of asbestos-related disease based on their work with these products. Further, many of these cases involve numerous defendants, with the number in some cases exceeding 100 defendants from a variety of industries. Additionally, the plaintiffs either do not specify any, or specify the jurisdictional minimum, dollar amount for damages. As major asbestos manufacturers and/or users continue to go out of business or file for bankruptcy, we may experience an increased number of these claims. We vigorously defend ourselves against these claims as part of our ordinary course of business. In future periods, we could be subject to charges to earnings if any of these matters are resolved unfavorably to us. To date, with respect to claims that have proceeded sufficiently through the judicial process, we have regularly achieved favorable resolutions. Accordingly, we presently believe that these asbestos-related claims will not have a material adverse impact on our future consolidated financial condition, results of operations or cash flows.

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Below is a table that shows the activity in the warranty accrual accounts:

	Six Months Ended June 30,
	2012	2011
	(Millions)
Beginning Balance January 1,	$26	$33
Accruals related to product warranties	7	2
Reductions for payments made	(9)	(6)

Ending Balance June 30,	$24	$29

In the fourth quarter of 2011, we encountered an issue in our North America OE ride control business involving struts supplied on one particular OE platform. As a result, we directly incurred approximately $2 million in premium freight and overtime costs in the fourth quarter of 2011 and $2 million in the first half of 2012. We are continuing to work through details with the customer to determine responsibility for any other costs associated with this issue. We cannot estimate the amount of these costs at this time, but do not believe they will be material to our annual operating results.

(8) Earnings Per Share

Earnings per share of common stock outstanding were computed as follows:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
	(Millions Except Share and Per Share Amounts)
Basic earnings per share —
Net income attributable to Tenneco Inc.	$87	$50	$117	$97

Weighted average shares of common stock outstanding	59,992,055	59,980,866	60,067,205	59,901,929

Earnings per average share of common stock	$1.45	$0.84	$1.95	$1.62

Diluted earnings per share —
Net income attributable to Tenneco Inc.	$87	$50	$117	$97

Weighted average shares of common stock outstanding	59,992,055	59,980,866	60,067,205	59,901,929
Effect of dilutive securities:
Restricted stock	109,722	240,599	139,995	305,870
Stock options	1,159,094	1,790,414	1,263,313	1,796,468

Weighted average shares of common stock outstanding including dilutive securities	61,260,871	62,011,879	61,470,513	62,004,267

Earnings per average share of common stock	$1.42	$0.81	$1.90	$1.56

Options to purchase 524,701 and 200,360 shares of common stock were outstanding as of June 30, 2012 and 2011, respectively, but not included in the computation of diluted earnings per share respectively, because the options were anti-dilutive.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

(9) Common Stock

Equity Plans — We have granted a variety of awards, including common stock, restricted stock, restricted stock units, performance units, stock appreciation rights (“SARs”), and stock options to our directors, officers, and employees.

Accounting Methods — We have recorded $1 million in compensation expense in both the three months ended June 30, 2012 and 2011, and $3 million and $2 million in compensation expense in the six months ended June 30, 2012 and 2011, respectively, related to nonqualified stock options as part of our selling, general and administrative expense. This resulted in a decrease of $0.02 and $0.01 in both basic and diluted earnings per share for the three months ended June 30, 2012 and 2011, respectively, and a decrease of $0.05 and $0.03 in both basic and diluted earnings per share for the six months ended June 30, 2012 and 2011, respectively.

For employees eligible to retire at the grant date, we immediately expense stock options and restricted stock. If employees become eligible to retire during the vesting period, we immediately recognize any remaining expense associated with their stock options and restricted stock.

As of June 30, 2012, there was approximately $8 million of unrecognized compensation costs related to our stock option awards that we expect to recognize over a weighted average period of 1.5 years.

Compensation expense for restricted stock, restricted stock units, long-term performance units and SARs was $2 million and $3 million for the three months ended June 30, 2012 and 2011, respectively, and $8 million and $7 million for the six months ended June 30, 2012 and 2011 respectively, and was recorded in selling, general, and administrative expense in our condensed consolidated statements of income.

Cash received from stock option exercises for the six months ended June 30, 2012 and 2011 was $2 million and $3 million, respectively. Stock option exercises in the first six months of 2012 and 2011 would have generated an excess tax benefit of $1 million and $2 million, respectively. We did not record the excess tax benefit as we have federal and state net operating losses which are not currently being utilized.

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Stock Options — The following table reflects the status and activity for all options to purchase common stock for the period indicated:

	Six Months Ended June 30, 2012
	Shares Under Option	Weighted Avg. Exercise Prices	Weighted Avg. Remaining Life in Years	Aggregate Intrinsic Value
				(Millions)
Outstanding Stock Options
Outstanding, January 1, 2012	2,743,199	$17.43	4.0	$37
Granted	316,799	29.83
Canceled	(22,840)	16.00
Forfeited	(15,206)	16.68
Exercised	(104,742)	13.99		2

Outstanding, March 31, 2012	2,917,210	$18.92	4.2	$51
Granted	8,729	38.52
Forfeited	(4,417)	32.03
Exercised	(10,274)	5.56		—

Outstanding, June 30, 2012	2,911,248	$19.00	4.0	$36

The weighted average grant-date fair value of options granted during the six months ended June 30, 2012 and 2011 was $17.49 and $26.12, respectively. The total fair value of shares vested was $3 million for both the periods ended June 30, 2012 and 2011.

Restricted Stock — The following table reflects the status for all nonvested restricted shares for the period indicated:

	Six Months Ended June 30, 2012
	Shares	Weighted Avg. Grant Date Fair Value
Nonvested Restricted Shares
Nonvested balance at January 1, 2012	407,751	$22.64
Granted	217,225	29.83
Vested	(246,314)	15.74
Forfeited	(2,378)	9.71

Nonvested balance at March 31, 2012	376,284	$31.39
Granted	5,974	38.52
Vested	(7,126)	24.32
Forfeited	(2,491)	31.79

Nonvested balance at June 30, 2012	372,641	$31.64

The fair value of restricted stock grants is equal to the average market price of our stock at the date of grant. As of June 30, 2012, approximately $8 million of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of approximately 2.0 years. The total fair value of restricted shares vested was $4 million and $2 million at June 30, 2012 and 2011, respectively.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

In January 2012, our Board of Directors approved a share repurchase program, authorizing us to repurchase up to 600,000 shares of Tenneco’s outstanding common stock over a 12 month period. This share repurchase program is intended to offset dilution from shares of restricted stock and stock options issued in 2012 to employees. We purchased all of the 600,000 shares during the second quarter of 2012 through open market purchases, which were funded through cash from operations, at a total cost of $18 million, at an average price of $29.22 per share. These repurchased shares are held as part of our treasury stock which increased to 2,294,692 shares at June 30, 2012 from 1,694,692 shares at December 31, 2011.

Long-Term Performance Units, Restricted Stock Units and SARs — Long-term performance units, restricted stock units and SARs are paid in cash and recognized as a liability based upon their fair value. As of June 30, 2012, $12 million of total unrecognized compensation costs is expected to be recognized over a weighted-average period of approximately 2.1 years.

(10) Pension Plans, Postretirement and Other Employee Benefits

Net periodic pension costs (income) and postretirement benefit costs (income) consist of the following components:

	Three Months Ended June 30,
	Pension				Postretirement
	2012		2011		2012	2011
	US	Foreign	US	Foreign	US	US
	(Millions)
Service cost — benefits earned during the period	$—	$2	$—	$1	$—	$—
Interest cost	5	5	5	5	1	2
Expected return on plan assets	(6)	(6)	(6)	(5)	—	—
Net amortization:
Actuarial loss	2	2	1	2	2	1
Prior service cost (credit)	—	1	—	1	(2)	(2)

Net pension and postretirement costs	$1	$4	$—	$4	$1	$1

	Six Months Ended June 30,
	Pension				Postretirement
	2012		2011		2012	2011
	US	Foreign	US	Foreign	US	US
	(Millions)
Service cost — benefits earned during the period	$—	$4	$—	$3	$—	$—
Interest cost	10	9	10	10	3	4
Expected return on plan assets	(11)	(11)	(11)	(10)	—	—
Net amortization:
Actuarial loss	4	4	2	3	3	2
Prior service cost (credit)	—	1	—	1	(3)	(3)

Net pension and postretirement costs	$3	$7	$1	$7	$3	$3

For the six months ended June 30, 2012, we made pension contributions of $10 million for each of our domestic and foreign pension plans. Based on current actuarial estimates, we believe we will be required to contribute approximately $28 million for the remainder of 2012. Pension contributions beyond 2012 will be required, but those amounts will vary based upon many factors, including the performance of our pension fund investments during 2012.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

We made postretirement contributions of approximately $5 million during the first six months of 2012. Based on current actuarial estimates, we believe we will be required to contribute approximately $4 million for the remainder of 2012.

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

Amounts recognized for pension and postretirement benefits in other comprehensive income for the three and six month periods ended June 30, 2012 and 2011 include the following components:

	Three Months Ended June 30,
	2012			2011
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before- Tax Amount	Tax Expense	Net-of-Tax Amount
	(Millions)
Defined benefit pension and postretirement plans:
Amortization of prior service cost included in net periodic pension and postretirement cost	$(1)	$—	$(1)	$(1)	$—	$(1)
Amortization of actuarial loss included in net periodic pension and postretirement cost	6	—	6	4	—	4

Other comprehensive income (loss) – pension benefits	$5	$—	$5	$3	$—	$3

	Six Months Ended June 30,
	2012			2011
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before- Tax Amount	Tax Expense	Net-of-Tax Amount
	(Millions)
Defined benefit pension and postretirement plans:
Amortization of prior service cost included in net periodic pension and postretirement cost	$(2)	$—	$(2)	$(2)	$—	$(2)
Amortization of actuarial loss included in net periodic pension and postretirement cost	11	(1)	10	7	(1)	6

Other comprehensive income (loss) – pension benefits	$9	$(1)	$8	$5	$(1)	$4

Effective January 1, 2012, the Tenneco Employee Stock Ownership Plan for Hourly Employees and the Tenneco Employee Stock Ownership Plan for Salaried Employees were merged into one plan called the Tenneco 401(k) Retirement Savings Plan (the “Retirement Savings Plan”). The Retirement Savings Plan has been

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

In June 2011, the FASB issued an amendment to the accounting guidance for the presentation on comprehensive income which must be applied retrospectively for all periods presented. This amendment removes one of the three presentation options for presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires either a single continuous statement of comprehensive income or a two statement approach and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. If a reporting entity elects the two statement approach, this amendment requires consecutive presentation of the statement of net income followed by the statement of other comprehensive income. In addition, this amendment requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The FASB issued in December 2011, an amendment to defer the presentation of reclassification adjustments to allow additional time to redeliberate these new presentation requirements. In June 2012 the FASB announced their decision to indefinitely defer the presentation requirement of reclassification adjustments and issued an exposure draft requiring new footnote disclosures for reclassifications from accumulated other comprehensive income to net income. We have adopted this amendment on January 1, 2012 and have elected the two statement approach which requires us to present our condensed consolidated statements of income followed by our condensed consolidated statements of comprehensive income.

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

(12) Segment Information

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table summarizes certain Tenneco Inc. segment information:

	Segment
	North America	Europe	Asia Pacific	Reclass & Elims	Consolidated
	(Millions)
For the Three Months Ended June 30, 2012
Revenues from external customers	$996	$710	$214	$—	$1,920
Intersegment revenues	3	44	8	(55)	—
Earnings before interest expense, income taxes, and noncontrolling interests	86	32	19	—	137
For the Three Months Ended June 30, 2011
Revenues from external customers	$874	$817	$197	$—	$1,888
Intersegment revenues	3	42	7	(52)	—
Earnings before interest expense, income taxes, and noncontrolling interests	62	37	14	—	113
At June 30, 2012 and for the Six Months Then Ended
Revenues from external customers	$1,982	$1,442	$408	$—	$3,832
Intersegment revenues	10	87	16	(113)	—
Earnings before interest expense, income taxes, and noncontrolling interests	157	49	27	—	233
Total assets	1,616	1,408	574	29	3,627
At June 30, 2011 and for the Six Months Then Ended
Revenues from external customers	$1,725	$1,558	$365	$—	$3,648
Intersegment revenues	6	79	13	(98)	—
Earnings before interest expense, income taxes, and noncontrolling interests	124	61	22	—	207
Total assets	1,436	1,548	549	25	3,558

(13) Supplemental Guarantor Condensed Consolidating Financial Statements

Basis of Presentation

Substantially all of our existing and future material domestic 100% owned subsidiaries (which are referred to as the Guarantor Subsidiaries) fully and unconditionally guarantee our senior notes due in 2018 and 2020 on a joint and several basis. However, a subsidiary’s guarantee may be released in certain customary circumstances such as a sale of the subsidiary or all or substantially all of its assets in accordance with the indenture applicable to the notes. The Guarantor Subsidiaries are combined in the presentation below.

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended June 30, 2012
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$897	$1,023	$—	$—	$1,920
Affiliated companies	45	145	—	(190)	—

	942	1,168	—	(190)	1,920

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	771	1,014	—	(190)	1,595
Engineering, research, and development	12	16	—	—	28
Selling, general, and administrative	38	70	1	—	109
Depreciation and amortization of other intangibles	18	32	—	—	50

	839	1,132	1	(190)	1,782

Other income (expense)
Loss on sale of receivables	—	(1)	—	—	(1)
Other income (loss)	43	(4)	—	(39)	—

	43	(5)	—	(39)	(1)

Earnings (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	146	31	(1)	(39)	137

Interest expense —
External (net of interest capitalized)	—	1	20	—	21
Affiliated companies (net of interest income)	58	(23)	(35)	—	—

Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	88	53	14	(39)	116

Income tax expense	5	16	—	—	21
Equity in net income (loss) from affiliated companies	29	—	73	(102)	—

Net Income	112	37	87	(141)	95

Less: Net income attributable to noncontrolling interests	—	8	—	—	8

Net income (loss) attributable to Tenneco Inc.	$112	$29	$87	$(141)	$87

Comprehensive income (loss) attributable to Tenneco Inc.	$102	$1	$87	$(141)	$49

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended June 30, 2011
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$797	$1,091	$—	$—	$1,888
Affiliated companies	40	126	—	(166)	—

	837	1,217	—	(166)	1,888

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	721	1,010	—	(166)	1,565
Engineering, research, and development	13	22	—	—	35
Selling, general, and administrative	39	79	—	—	118
Depreciation and amortization of other intangibles	19	35	—	—	54

	792	1,146	—	(166)	1,772

Other income (expense)
Loss on sale of receivables	—	(2)	—	—	(2)
Other income (loss)	33	1	—	(35)	(1)

	33	(1)	—	(35)	(3)

Earnings (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	78	70	—	(35)	113

Interest expense —
External (net of interest capitalized)	—	1	25	—	26
Affiliated companies (net of interest income)	53	(19)	(34)	—	—

Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	25	88	9	(35)	87

Income tax expense	4	26	—	—	30
Equity in net income (loss) from affiliated companies	53	—	41	(94)	—

Net Income	74	62	50	(129)	57

Less: Net income attributable to noncontrolling interests	—	7	—	—	7

Net income (loss) attributable to Tenneco Inc.	$74	$55	$50	$(129)	$50

Comprehensive income (loss) attributable to Tenneco Inc.	$80	$73	$50	$(129)	$74

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the Six Months Ended June 30, 2012
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$1,787	$2,045	$—	$—	$3,832
Affiliated companies	96	297	—	(393)	—

	1,883	2,342	—	(393)	3,832

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	1,618	1,977	—	(393)	3,202
Engineering, research, and development	28	38	—	—	66
Selling, general, and administrative	77	147	3	—	227
Depreciation and amortization of other intangibles	36	63	—	—	99

	1,759	2,225	3	(393)	3,594

Other income (expense)
Loss on sale of receivables	—	(2)	—	—	(2)
Other income (loss)	46	(10)	—	(39)	(3)

	46	(12)	—	(39)	(5)

Earnings (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	170	105	(3)	(39)	233

Interest expense —
External (net of interest capitalized)	—	2	61	—	63
Affiliated companies (net of interest income)	112	(42)	(70)	—	—

Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	58	145	6	(39)	170

Income tax expense	7	32	—	—	39
Equity in net income (loss) from affiliated companies	97	—	111	(208)	—

Net Income	148	113	117	(247)	131

Less: Net income attributable to noncontrolling interests	—	14	—	—	14

Net income (loss) attributable to Tenneco Inc.	$148	$99	$117	$(247)	$117

Comprehensive income (loss) attributable to Tenneco Inc.	$145	$93	$117	$(247)	$108

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the Six Months Ended June 30, 2011
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$1,570	$2,078	$—	$—	$3,648
Affiliated companies	81	257	—	(338)	—

	1,651	2,335	—	(338)	3,648

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	1,445	1,924	—	(338)	3,031
Engineering, research, and development	28	42	—	—	70
Selling, general, and administrative	72	154	1	—	227
Depreciation and amortization of other intangibles	37	68	—	—	105

	1,582	2,188	1	(338)	3,433

Other income (expense)
Loss on sale of receivables	—	(3)	—	—	(3)
Other income (loss)	32	(2)	—	(35)	(5)

	32	(5)	—	(35)	(8)

Earnings (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	101	142	(1)	(35)	207

Interest expense —
External (net of interest capitalized)	—	2	52	—	54
Affiliated companies (net of interest income)	102	(34)	(68)	—	—

Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	(1)	174	15	(35)	153

Income tax expense	5	39	—	—	44
Equity in net income (loss) from affiliated companies	118	—	82	(200)	—

Net Income	112	135	97	(235)	109

Less: Net income attributable to noncontrolling interests	—	12	—	—	12

Net income (loss) attributable to Tenneco Inc.	$112	$123	$97	$(235)	$97

Comprehensive income (loss) attributable to Tenneco Inc.	$130	$160	$97	$(235)	$152

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

BALANCE SHEET

	June 30, 2012
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$181	$—	$—	$181
Receivables, net	483	1,354	28	(684)	1,181
Inventories	276	392	—	—	668
Deferred income taxes	14	30	—	—	44
Prepayments and other	25	165	—	—	190

	798	2,122	28	(684)	2,264

Other assets:
Investment in affiliated companies	450	—	777	(1,227)	—
Notes and advances receivable from affiliates	4,259	2,986	6,129	(13,374)	—
Long-term receivables, net	1	7	—	—	8
Goodwill	21	51	—	—	72
Intangibles, net	12	19	—	—	31
Deferred income taxes	62	23	—	—	85
Other	30	45	32	—	107

	4,835	3,131	6,938	(14,601)	303

Plant, property, and equipment, at cost	1,054	2,138	—	—	3,192
Less — Accumulated depreciation and amortization	(746)	(1,386)	—	—	(2,132)

	308	752	—	—	1,060

Total assets	$5,941	$6,005	$6,966	$(15,285)	$3,627

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)
Short-term debt — non-affiliated	$—	$130	$2	$—	$132
Short-term debt — affiliated	139	389	10	(538)	—
Trade payables	484	868	—	(121)	1,231
Accrued taxes	11	47	—	—	58
Other	113	185	30	(25)	303

Total current liabilities	747	1,619	42	(684)	1,724

Long-term debt — non-affiliated	—	9	1,225	—	1,234
Long-term debt — affiliated	4,794	3,016	5,564	(13,374)	—
Deferred income taxes	(2)	44	2	—	44
Postretirement benefits and other liabilities	398	82	—	3	483
Commitments and contingencies
Total liabilities	5,937	4,770	6,833	(14,055)	3,485

Redeemable noncontrolling interests	—	9	—	—	9

Tenneco Inc. shareholders’ equity	4	1,189	133	(1,230)	96

Noncontrolling interests	—	37	—	—	37

Total equity	4	1,226	133	(1,230)	133

Total liabilities, redeemable noncontrolling interests and equity	$5,941	$6,005	$6,966	$(15,285)	$3,627

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

STATEMENT OF CASH FLOWS

	Three Months Ended June 30, 2012
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$122	$24	$(60)	$—	$86

Investing Activities
Cash payments for plant, property, and equipment	(22)	(38)	—	—	(60)
Cash payments for software related intangible assets	(1)	(2)	—	—	(3)

Net cash used by investing activities	(23)	(40)	—	—	(63)

Financing Activities
Retirement of long-term debt	—	(1)	(21)	—	(22)
Debt issuance cost of long-term debt	—	—	(1)	—	(1)
Purchase of common stock under the share repurchase program	—	—	(18)	—	(18)
Increase (decrease) in bank overdrafts	—	(2)	—	—	(2)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivables	—	41	(38)	—	3
Net increase (decrease) in short-term borrowings secured by accounts receivables	—	—	30	—	30
Intercompany dividends and net increase (decrease) in intercompany obligations	(102)	(6)	108	—	—
Capital contribution from noncontrolling interest partner	—	1	—	—	1
Distributions to noncontrolling interest partners	—	(18)	—	—	(18)

Net cash provided (used) by financing activities	(102)	15	60	—	(27)

Effect of foreign exchange rate changes on cash and cash equivalents	—	(8)	—	—	(8)

Increase (decrease) in cash and cash equivalents	(3)	(9)	—	—	(12)
Cash and cash equivalents, April 1	3	190	—	—	193

Cash and cash equivalents, June 30 (Note)	$—	$181	$—	$—	$181

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

STATEMENT OF CASH FLOWS

	Three Months Ended June 30, 2011
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$46	$90	$(69)	$—	$67

Investing Activities
Proceeds from sale of assets	(1)	1	—	—	—
Cash payments for plant, property, and equipment	(16)	(33)	—	—	(49)
Cash payments for software related intangible assets	(1)	(2)	—	—	(3)

Net cash used by investing activities	(18)	(34)	—	—	(52)

Financing Activities
Retirement of long-term debt	—	(1)	—	—	(1)
Issuance of long-term debt	—	4	—	—	4
Debt issuance cost of long-term debt	—	—	(1)	—	(1)
Purchase of common stock under the share repurchase program	—	—	(11)	—	(11)
Increase (decrease) in bank overdrafts	—	1	—	—	1
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivables	—	3	38	—	41
Net increase (decrease) in short-term borrowings secured by accounts receivables	—	(82)	—	—	(82)
Intercompany dividends and net increase (decrease) in intercompany obligations	(30)	(13)	43	—	—
Capital contribution from noncontrolling interest partner	—	1	—	—	1
Distributions to noncontrolling interest partners	—	(10)	—	—	(10)

Net cash provided (used) by financing activities	(30)	(97)	69	—	(58)

Effect of foreign exchange rate changes on cash and cash equivalents	—	5	—	—	5

Increase (decrease) in cash and cash equivalents	(2)	(36)	—	—	(38)
Cash and cash equivalents, April 1	2	197	—	—	199

Cash and cash equivalents, June 30 (Note)	$—	$161	$—	$—	$161

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2012
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$124	$3	$(126)	$—	$1

Investing Activities
Proceeds from sale of assets	—	1	—	—	1
Cash payments for plant, property, and equipment	(47)	(78)	—	—	(125)
Cash payments for software related intangible assets	(2)	(5)	—	—	(7)

Net cash used by investing activities	(49)	(82)	—	—	(131)

Financing Activities
Retirement of long-term debt	—	(1)	(402)	—	(403)
Issuance of long-term debt	—	—	250	—	250
Debt issuance cost of long-term debt	—	—	(13)	—	(13)
Purchase of common stock under the share repurchase program	—	—	(18)	—	(18)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivables	—	68	168	—	236
Net increase (decrease) in short-term borrowings secured by accounts receivables	—	—	60	—	60
Intercompany dividends and net increase (decrease) in intercompany obligations	(76)	(5)	81	—	—
Capital contribution from noncontrolling interest partner	—	1	—	—	1
Distributions to noncontrolling interest partners	—	(18)	—	—	(18)

Net cash provided (used) by financing activities	(76)	45	126	—	95

Effect of foreign exchange rate changes on cash and cash equivalents	—	2	—	—	2

Increase (decrease) in cash and cash equivalents	(1)	(32)	—	—	(33)
Cash and cash equivalents, January 1	1	213	—	—	214

Cash and cash equivalents, June 30 (Note)	$—	$181	$—	$—	$181

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2011
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$152	$(70)	$(118)	$—	$(36)

Investing Activities
Proceeds from sale of assets	3	1	—	—	4
Cash payments for plant, property, and equipment	(30)	(65)	—	—	(95)
Cash payments for software related intangible assets	(2)	(4)	—	—	(6)

Net cash used by investing activities	(29)	(68)	—	—	(97)

Financing Activities
Retirement of long-term debt	—	(1)	(22)	—	(23)
Issuance of long-term debt	—	4	—	—	4
Debt issuance cost of long-term debt	—	—	(1)	—	(1)
Purchase of common stock under the share repurchase program	—	—	(11)	—	(11)
Increase (decrease) in bank overdrafts	—	8	—	—	8
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	—	3	85	—	88
Intercompany dividends and net increase (decrease) in intercompany obligations	(123)	56	67	—	—
Capital contribution from noncontrolling interest partner	—	1	—	—	1
Distribution to noncontrolling interest partners	—	(10)	—	—	(10)

Net cash provided (used) by financing activities	(123)	61	118	—	56

Effect of foreign exchange rate changes on cash and cash equivalents	—	5	—	—	5

Increase (decrease) in cash and cash equivalents	—	(72)	—	—	(72)
Cash and cash equivalents, January 1	—	233	—	—	233

Cash and cash equivalents, June 30 (Note)	$—	$161	$—	$—	$161

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

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

Factors that continue to be critical to our success include winning new business awards, managing our overall global manufacturing footprint to ensure proper placement and workforce levels in line with business needs, maintaining competitive wages and benefits, maximizing efficiencies in manufacturing processes and reducing overall costs. In addition, our ability to adapt to key industry trends, such as a shift in consumer preferences in response to higher fuel costs and other economic and social factors, increasing technologically sophisticated content, changing aftermarket distribution channels, increasing environmental standards and extended product life of automotive parts, also play a critical role in our success. Other factors that are critical to our success include adjusting to economic challenges such as increases in the cost of raw materials and our ability to successfully reduce the impact of any such cost increases through material substitutions, cost reduction initiatives and other methods.

For the second quarter of 2012, light vehicle production was up 27 percent in North America, four percent in India and 14 percent in China. Light vehicle production was down in the second quarter of 2012 when compared to the second quarter of 2011 by seven percent in Europe, nine percent in South America and 12 percent in Australia.

We have a substantial amount of indebtedness. As such, our ability to generate cash — both to fund operations and service our debt — is also a significant area of focus for our Company. See “Liquidity and Capital Resources” below for further discussion of cash flows and Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Total revenues for the second quarter of 2012 were $1,920 million a two percent increase from $1,888 million in the second quarter of 2011. Excluding the impact of currency and substrate sales, revenue was up $134 million, or nine percent, from $1,453 million to $1,587 million, driven primarily by strong OE light vehicle production volumes in North America and China and incremental commercial vehicle business revenues globally.

Cost of sales: Cost of sales for the second quarter of 2012 was $1,595 million, or 83.1 percent of sales, compared to $1,565 million, or 82.9 percent of sales in the second quarter of 2011. The following table lists the primary drivers behind the change in cost of sales ($ millions).

Quarter ended June 30, 2011	$1,565
Volume and mix	118
Material	(4)
Currency exchange rates	(94)
Other Costs	10

Quarter ended June 30, 2012	$1,595

The increase in cost of sales was due primarily to the year-over-year increase in production volumes, other costs, mainly manufacturing, partially offset by lower material costs and the impact of foreign currency exchange rates.

Gross margin: Revenue less cost of sales for the second quarter of 2012 was $325 million, or 16.9 percent, versus $323 million, or 17.1 percent in the second quarter of 2011. The effects on gross margin resulting from higher volumes and material cost management were more than offset by a higher mix of OE revenues, negative currency and higher manufacturing costs.

Engineering, research and development: Engineering, research and development expense was $28 million and $35 million in the second quarters of 2012 and 2011, respectively. Increased engineering cost recoveries and a stronger U.S. dollar drove the decrease in expense year-over-year.

Selling, general and administrative: Selling, general and administrative expense was down $9 million in the second quarter of 2012, at $109 million, compared to $118 million in the second quarter of 2011. Reduced stock-indexed compensation and lower aftermarket changeover costs and a stronger U.S. dollar primarily drove the decrease in expense year-over-year.

Depreciation and amortization: Depreciation and amortization expense in the second quarter of 2012 was $50 million, compared to $54 million in the second quarter of 2011 primarily due to a stronger U.S. dollar.

Goodwill impairment: There were no goodwill impairment charges in either second quarter of 2012 or 2011.

Earnings before interest expense, taxes and noncontrolling interests (“EBIT”) were $137 million for the second quarter of 2012, an improvement of $24 million, when compared to $113 million in the second quarter of the prior year. Stronger light vehicle production volumes, the related fixed manufacturing cost absorption, incremental commercial vehicle business, decreased material costs net of recoveries, lower stock-indexed compensation, higher engineering cost recoveries and reduced aftermarket changeover costs drove the year-over-year increase to EBIT. Partially offsetting the increase were increased manufacturing costs and $13 million of negative currency driven mostly by $6 million in negative swings in currency transactions in North America and the impact of translating earnings on our European business at the strong U.S. dollar exchange rate this year compared to 2011.

Total revenues for the first six months of 2012 were up five percent to $3,832 million from $3,648 million for the first six months of 2011. Excluding the impact of currency and substrate sales, revenue was up $296 million, from $2,790 million to $3,086 million, driven by higher year-over-year OE vehicle production levels, incremental commercial vehicle revenue and higher North American aftermarket sales.

Cost of sales: Cost of sales for the first half of 2012 was $3,202 million, or 83.6 percent of sales, compared to $3,031 million, or 83.1 percent of sales in the first half of 2011. The following table lists the primary drivers behind the change in cost of sales ($ millions).

Six months ended June 30, 2011	$3,031
Volume and mix	276
Material	2
Currency exchange rates	(138)
Other Costs	31

Six months ended June 30, 2012	$3,202

The increase in cost of sales was due primarily to the year-over-year increase in production volumes, and higher material and other costs, mainly manufacturing, partially offset by the impact of foreign currency exchange rates.

Gross margin: Revenue less cost of sales for the first six months of 2012 was $630 million, or 16.4 percent, versus $617 million, or 16.9 percent in the first six months of 2011. The effect on gross margin resulting from higher volumes were more than offset by a higher mix of OE revenues, unfavorable pricing, primarily related to contractual price reductions, negative currency and higher manufacturing costs.

Engineering, research and development: Engineering, research and development expense was $66 million and $70 million in the first six months of 2012 and 2011, respectively. Increased spending to support customer programs, technology applications, and growth in emerging markets were more than offset by increased engineering cost recoveries and a strong U.S. dollar which drove the decrease in expense year-over-year.

Selling, general and administrative: Selling, general and administrative expense was even in the first half of 2012, at $227 million, with the first half of 2011. Increased costs due to investments in new facilities in China and Thailand were offset by reduced stock-indexed compensation and lower aftermarket changeover costs.

Depreciation and amortization: Depreciation and amortization expense in the first six months of 2012 was $99 million, compared to $105 million in the first six months of 2011 primarily due to a stronger U.S. dollar.

Goodwill impairment: There were no goodwill impairment charges in the first six months of 2012 or 2011.

EBIT was $233 million for the first half of 2012, an improvement of $26 million, when compared to $207 million in the first half of 2011. Higher light vehicle OE production volumes, the related fixed manufacturing cost absorption, incremental commercial vehicle business, higher North American aftermarket sales, and increased engineering cost recoveries drove the year-over-year increase to EBIT. Partially offsetting the increase were increased costs due to investments in new facilities in China and Thailand, unfavorable pricing, primarily related to contractual price reductions, higher manufacturing and freight expenses and negative currency of $17 million.

Results from Operations

Net Sales and Operating Revenues for the Three Months Ended June 30, 2012 and 2011

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

Additionally, we show the component of our revenue represented by substrate sales in the following tables. While we generally have primary design, engineering and manufacturing responsibility for OE emission control systems, we do not manufacture substrates. Substrates are porous ceramic filters coated with a catalyst — precious metals such as platinum, palladium and rhodium. These are supplied to us by Tier 2 suppliers as directed by our OE customers. We generally earn a small margin, intended to cover handling costs, on these components of the system. As the need for more sophisticated emission control solutions increases to meet more stringent environmental regulations, and as we capture more diesel after treatment business, these substrate components have been increasing as a percentage of our revenue. While these substrates dilute our gross margin percentage, they are a necessary component of an emission control system. We view the growth of substrates as a key indicator that our value-add content in an emission control system is moving toward the higher technology hot-end gas and diesel business.

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

We present these substrate sales separately in the following table because we believe investors utilize this information to understand the impact of this portion of our revenues on our overall business and because it removes the impact of potentially volatile precious metals pricing from our revenues. While our original equipment customers generally assume the risk of precious metals pricing volatility, it impacts our reported revenues. Excluding substrate catalytic converter and diesel particulate filter sales removes this impact.

	Three Months Ended June 30, 2012
	Revenues	Currency Impact	Revenues Excluding Currency	Substrate Sales Excluding Currency	Revenues Excluding Currency and Substrate Sales
	(Millions)
North America Original Equipment
Ride Control	$173	$(2)	$175	$—	$175
Emission Control	617	—	617	269	348

Total North America Original Equipment	790	(2)	792	269	523
North America Aftermarket
Ride Control	152	$—	152	—	152
Emission Control	54	—	54	—	54

Total North America Aftermarket	206	—	206	—	206
Total North America	996	(2)	998	269	729
Europe Original Equipment
Ride Control	130	(19)	149	—	149
Emission Control	351	(55)	406	139	267

Total Europe Original Equipment	481	(74)	555	139	416
Europe Aftermarket
Ride Control	57	(10)	67	—	67
Emission Control	30	(4)	34	—	34

Total Europe Aftermarket	87	(14)	101	—	101
South America & India	142	(30)	172	21	151
Total Europe, South America & India	710	(118)	828	160	668
Asia	177	3	174	20	154
Australia	37	(2)	39	3	36

Total Asia Pacific	214	1	213	23	190

Total Tenneco	$1,920	$(119)	$2,039	$452	$1,587

	Three Months Ended June 30, 2011
	Revenues	Currency Impact	Revenues Excluding Currency	Substrate Sales Excluding Currency	Revenues Excluding Currency and Substrate Sales
	(Millions)
North America Original Equipment
Ride Control	$161	$—	$161	$—	$161
Emission Control	520	—	520	246	274

Total North America Original Equipment	681	—	681	246	435
North America Aftermarket
Ride Control	145	—	145	—	145
Emission Control	48	—	48	—	48

Total North America Aftermarket	193	—	193	—	193
Total North America	874	—	874	246	628
Europe Original Equipment
Ride Control	151	—	151	—	151
Emission Control	385	—	385	133	252

Total Europe Original Equipment	536	—	536	133	403
Europe Aftermarket
Ride Control	70	—	70	—	70
Emission Control	44	—	44	—	44

Total Europe Aftermarket	114	—	114	—	114
South America & India	167	—	167	29	138
Total Europe, South America & India	817	—	817	162	655
Asia	155	—	155	24	131
Australia	42	—	42	3	39

Total Asia Pacific	197	—	197	27	170

Total Tenneco	$1,888	$—	$1,888	$435	$1,453

	Three Months Ended June 30, 2012 Versus Three Months Ended June 30, 2011 Dollar and Percent Increase (Decrease)
	Revenues	Percent	Revenues Excluding Currency and Substrate Sales	Percent
	(Millions Except Percent Amounts)
North America Original Equipment
Ride Control	$12	7%	$14	8%
Emission Control	97	18%	74	27%

Total North America Original Equipment	109	16%	88	20%
North America Aftermarket
Ride Control	7	6%	7	5%
Emission Control	6	11%	6	11%

Total North America Aftermarket	13	7%	13	7%
Total North America	122	14%	101	16%
Europe Original Equipment
Ride Control	(21)	(13)%	(2)	(1)%
Emission Control	(34)	(9)%	15	6%

Total Europe Original Equipment	(55)	(10)%	13	4%
Europe Aftermarket
Ride Control	(13)	(19)%	(3)	(5)%
Emission Control	(14)	(32)%	(10)	(22)%

Total Europe Aftermarket	(27)	(24)%	(13)	(12)%
South America & India	(25)	(16)%	13	9%
Total Europe, South America & India	(107)	(13)%	13	2%
Asia	22	14%	23	17%
Australia	(5)	(9)%	(3)	(3)%

Total Asia Pacific	17	9%	20	13%

Total Tenneco	$32	2%	$134	9%

Light Vehicle Industry Production by Region for Three Months Ended June 30, 2012 and 2011 (According to IHS Automotive, July 2012)

	Three Months Ended June 30,
	2012	2011	Increase (Decrease)	% Increase
	(Number of Vehicles in Thousands)
North America	3,971	3,124	847	27%

Europe	4,930	5,313	(383)	(7)%
South America	1,036	1,138	(102)	(9)%
India	895	864	31	4%

Total Europe, South America & India	6,861	7,315	(454)	(6)%

China	4,526	3,974	552	14%

Australia	50	57	(7)	(12)%

Total revenues for the second quarter of 2012 were $1,920 million ($344 million in aftermarket revenues and $1,576 million in original equipment revenues), a two percent increase from $1,888 million ($363 million in aftermarket revenues and $1,525 million in original equipment revenues).

North American light vehicle production increased 27 percent, while industry Class 8 commercial vehicle production was up five percent and industry Class 4-7 commercial vehicle production was up 10 percent in the second quarter of 2012 when compared to the second quarter of last year. Revenues from our North American operations increased in 2012 compared to last year’s second quarter due to higher OE and aftermarket sales of both product lines. The increase in North American OE revenues was primarily driven by improved production volumes, which accounted for $102 million of the year-over-year change in revenues, on Tenneco-supplied vehicles. Also contributing to the increase was a 38 percent increase in commercial vehicle OE revenues year-over-year. The increase in aftermarket revenue for North America was primarily due to higher volumes and price increases in both product lines which resulted in a combined increase in revenue of $12 million.

Our European, South American and Indian segment’s revenues decreased in the second quarter of 2012 compared to the second quarter of last year, due to decreased sales in our European ride control business, both European Aftermarket product lines as well as in South America. In the second quarter of 2012, total European light vehicle industry production was down seven percent, and industry Class 8 commercial vehicle production was down six percent while industry Class 4-7 commercial vehicle production was down three percent when compared to the second quarter of 2011. Currency negatively impacted Europe OE revenues by $74 million and also negatively impacted European Aftermarket revenues by $14 million year-over-year. Excluding currency, Europe OE revenues improved due to higher volumes of $20 million as well as the beginning of the ramp-up on commercial vehicle programs. Excluding currency, European ride control aftermarket revenues were down compared to last year due to lower sales volumes which had a $4 million impact. Excluding currency, European emission control aftermarket sales were down mainly due to volumes which accounted for $10 million of the decline, primarily related to weak market conditions. Light vehicle production decreased nine percent in South America but increased four percent in India for the second quarter of 2012 when compared to the second quarter of 2011. Excluding the negative impact of currency, the South American revenue decline was more than offset by higher revenues in India in the second quarter of 2012 when compared to the prior year’s second quarter.

Industry light vehicle production in the second quarter of 2012 increased 14 percent year-over-year in China but decreased 12 percent year-over-year in Australia. Revenues from our Asia Pacific segment increased mainly due to higher sales in China. Excluding positive foreign currency, Asian revenues for the second quarter of 2012 improved from the second quarter of last year, primarily due to $22 million from higher volumes and strong platform mix, particularly in China, on key Tenneco-supplied platforms. Excluding $2 million in unfavorable foreign currency, lower OE production volumes in Australia drove a $3 million impact on revenue for the second quarter of 2012 over the second quarter of 2011.

Net Sales and Operating Revenues for the Six Months Ended June 30, 2012 and 2011

	Six Months Ended June 30, 2012
	Revenues	Currency Impact	Revenues Excluding Currency	Substrate Sales Excluding Currency Impact	Revenues Excluding Currency and Substrate Sales
	(Millions)
North America Original Equipment
Ride Control	$344	$(2)	$346	$—	$346
Emission Control	1,234	—	1,234	546	688

Total North America Original Equipment	1,578	(2)	1,580	546	1,034
North America Aftermarket
Ride Control	298	—	298	—	298
Emission Control	106	—	106	—	106

Total North America Aftermarket	404	—	404	—	404
Total North America	1,982	(2)	1,984	546	1,438
Europe Original Equipment
Ride Control	269	(26)	295	—	295
Emission Control	732	(75)	807	278	529

Total Europe Original Equipment	1,001	(101)	1,102	278	824
Europe Aftermarket
Ride Control	100	(13)	113	—	113
Emission Control	52	(5)	57	—	57

Total Europe Aftermarket	152	(18)	170	—	170
South America & India	289	(43)	332	44	288
Total Europe, South America & India	1,442	(162)	1,604	322	1,282
Asia	332	(4)	336	42	294
Australia	76	(1)	77	5	72

Total Asia Pacific	408	(5)	413	47	366

Total Tenneco	$3,832	$(169)	$4,001	$915	$3,086

	Six Months Ended June 30, 2011
	Revenues	Currency Impact	Revenues Excluding Currency	Substrate Sales Excluding Currency Impact	Revenues Excluding Currency and Substrate Sales
	(Millions)
North America Original Equipment
Ride Control	$313	$—	$313	$—	$313
Emission Control	1,046	—	1,046	495	551

Total North America Original Equipment	1,359	—	1,359	495	864
North America Aftermarket
Ride Control	272	—	272	—	272
Emission Control	94	—	94	—	94

Total North America Aftermarket	366	—	366	—	366
Total North America	1,725	—	1,725	495	1,230
Europe Original Equipment
Ride Control	290	—	290	—	290
Emission Control	761	—	761	257	504

Total Europe Original Equipment	1,051	—	1,051	257	794
Europe Aftermarket
Ride Control	114	—	114	—	114
Emission Control	74	—	74	—	74

Total Europe Aftermarket	188	—	188	—	188
South America & India	319	—	319	55	264
Total Europe, South America & India	1,558	—	1,558	312	1,246
Asia	286	—	286	45	241
Australia	79	—	79	6	73

Total Asia Pacific	365	—	365	51	314

Total Tenneco	$3,648	$—	$3,648	$858	$2,790

	Six Months Ended June 30, 2012 Versus Six Months Ended June 30, 2011 Dollar and Percent Increase (Decrease)
	Revenues	Percent	Revenues Excluding Currency and Substrate Sales	Percent
	(Millions Except Percent Amounts)
North America Original Equipment
Ride Control	$31	10%	$33	10%
Emission Control	188	18%	137	25%

Total North America Original Equipment	219	16%	170	20%
North America Aftermarket
Ride Control	26	10%	26	9%
Emission Control	12	13%	12	13%

Total North America Aftermarket	38	10%	38	10%
Total North America	257	15%	208	17%
Europe Original Equipment
Ride Control	(21)	(7)%	5	2%
Emission Control	(29)	(4)%	25	5%

Total Europe Original Equipment	(50)	(5)%	30	4%
Europe Aftermarket
Ride Control	(14)	(13)%	(1)	(2)%
Emission Control	(22)	(29)%	(17)	(22)%

Total Europe Aftermarket	(36)	(19)%	(18)	(10)%
South America & India	(30)	(9)%	24	9%
Total Europe, South America & India	(116)	(7)%	36	3%
Asia	46	16%	53	22%
Australia	(3)	(3)%	(1)	—

Total Asia Pacific	43	12%	52	17%

Total Tenneco	$184	5%	$296	11%

Light Vehicle Industry Production by Region for Six Months Ended June 30, 2012 and 2011 (According to IHS Automotive, July, 2012)

	Six Months Ended June 30,
	2012	2011	Increase (Decrease)	% Increase
	(Number of Vehicles in Thousands)
North America	7,944	6,505	1,439	22%

Europe	10,149	10,639	(490)	(5)%
South America	1,988	2,159	(171)	(8)%
India	1,983	1,847	136	7%

Total Europe, South America & India	14,120	14,645	(525)	(4)%

China	8,996	8,481	515	6%

Australia	107	108	(1)	(2)%

Total revenues for the first six months of 2012 were up five percent to $3,832 million ($655 million in aftermarket revenues and $3,177 million in original equipment revenues), from $3,648 million ($660 million in aftermarket revenues and $2,988 million in original equipment revenues) for the first six months of 2011.

North American light vehicle production increased 22 percent, while industry Class 8 commercial vehicle production was up three percent and industry Class 4-7 commercial vehicle production was up eight percent in the first six months of 2012 when compared to the first six months of 2011. Revenues from our North American operations increased in the first half of 2012 compared to last year’s first half due to higher OE and aftermarket sales of both product lines. The increase in North American OE revenues was primarily driven by improved production volumes, which accounted for $208 million of the year-over-year change in revenues, on Tenneco-supplied platforms. Also contributing to the increase were incremental commercial vehicle revenues. The increase in aftermarket revenue for North America was primarily due to higher volumes in both product lines which resulted in a combined increase in revenue of $37 million.

Our European, South American and Indian segment’s revenues decreased in the first six months of 2012 compared to last year’s first six months, due to unfavorable currency, decreased aftermarket sales in Europe and lower revenues in South America. The first six months total European light vehicle industry production was down five percent, while industry Class 8 commercial vehicle production was down nine percent and industry Class 4-7 commercial vehicle production was down four percent when compared to the first half of 2011. Excluding negative currency, our Europe OE revenues increased on improved volumes due to higher OE production on Tenneco-supplied platforms, as well as the beginning of the ramp-up on commercial vehicle programs which contributed to an increase in revenue of $52 million. Excluding currency, European ride control aftermarket revenues were down compared to last year due to lower sales volumes which had a $2 million impact. Excluding currency, European emission control aftermarket sales were down due to lower volumes which impacted revenue by $16 million. Light vehicle production decreased eight percent in South America but increased seven percent in India for the first six months of 2012 when compared to the first six months of 2011. Excluding negative currency, combined South American and Indian revenues were higher in the first six months of 2012 when compared to the prior year’s first six months primarily due to stronger volumes in India partially offset by lower volumes in South America, which combined affected revenue by $4 million.

Industry light vehicle production for 2012 in the first six months increased six percent in China but decreased two percent in Australia year-over-year. Revenues from our Asia Pacific segment increased due to higher sales in Asia. Asian revenues for 2012 improved from last year, primarily due to $57 million from stronger production volumes, particularly in China on key Tenneco-supplied platforms. Negative currency and lower OE production volumes drove the first six months 2012 revenue decrease for Australia over the first six months of 2011.

Earnings before Interest Expense, Income Taxes and Noncontrolling Interests (“EBIT”) for the Three Months Ended June 30, 2012 and 2011

	Three Months Ended June 30,		Change
	2012	2011
	(Millions)
North America	$86	$62	$24
Europe, South America and India	32	37	(5)
Asia Pacific	19	14	5

	$137	$113	$24

The EBIT results shown in the preceding table include the following items, certain of which are discussed below under “Restructuring and Other Charges,” which have an effect on the comparability of EBIT results between periods:

	Three Months Ended June 30,
	2012	2011
	(Millions)
North America
Restructuring and related expenses	$—	$1
Europe, South America and India
Restructuring and related expenses	2	1
Asia Pacific
Restructuring and related expenses	—	—

EBIT from North American operations increased $24 million to $86 million in the second quarter of 2012, from $62 million in the second quarter of one year ago. The benefits to EBIT from higher OE production volumes, the related manufacturing efficiencies, incremental commercial vehicle revenue, material cost management, lower selling, general, administrative and engineering costs, which included a year-over year decrease to aftermarket changeover costs and lower stock-indexed compensation, decreased depreciation and amortization expense and increased aftermarket revenues were partially offset by increased manufacturing and distribution costs and negative currency of $6 million due to transaction losses year-over-year. Restructuring and related expenses of $1 million were included in EBIT for the second quarter of 2011.

Our European, South American and Indian segment’s EBIT was $32 million for the second quarter of 2012 compared to $37 million during the same period last year. Currency had a $9 million unfavorable impact on EBIT for the second quarter of 2012 when compared to last year’s second quarter. Stronger European OE emission control volumes, material cost management activities, and lower selling, general, administrative and engineering costs, due to engineering recoveries and lower stock-indexed compensation were offset by lower production volumes in South America and in our Europe ride control business unit, the related manufacturing inefficiencies, lower aftermarket revenues and increased manufacturing costs. Restructuring and related expenses of $2 million were included in EBIT for the second quarter of 2012. Restructuring and related expenses of $1 million were included in EBIT for the second quarter of 2011.

EBIT for our Asia Pacific segment in the second quarter of 2012 was $19 million compared to $14 million during the same period last year. Higher volumes, the related manufacturing efficiencies, decreased material costs net of recoveries and lower stock-indexed compensation drove EBIT improvement which was partially offset by unfavorable pricing and increased investments in Asia. Currency had a $2 million favorable impact on EBIT for the second quarter of 2012 when compared to the second quarter of last year.

Currency had a $13 million unfavorable impact on overall company EBIT for the second quarter of 2012 as compared to the prior year’s second quarter.

EBIT as a Percentage of Revenue for the Three Months Ended June 30, 2012 and 2011

	Three Months Ended June 30,
	2012	2011
North America	9%	7%
Europe, South America & India	5%	5%
Asia Pacific	9%	7%
Total Tenneco	7%	6%

In North America, EBIT as a percentage of revenue for the second quarter of 2012 was up two percentage points when compared to last year’s second quarter. The benefits to EBIT from higher OE production volumes, the related manufacturing efficiencies, incremental commercial vehicle revenue, material cost management, lower selling, general, administrative and engineering costs, which included a year-over year decrease to aftermarket changeover costs and lower stock-indexed compensation, decreased depreciation and amortization expense and increased aftermarket revenues were partially offset as a percentage of revenue by increased manufacturing and distribution costs and negative currency. In Europe, South America and India, EBIT margin for the second quarter of 2012 was even with the prior year’s second quarter. Lower production volumes in South America and in our OE Europe ride control business unit, the related manufacturing inefficiencies, lower aftermarket revenues, increased manufacturing costs and negative currency were offset as a percent of revenue by stronger European OE emission control volumes, material cost management activities, and lower selling, general, administrative and engineering costs, which included engineering recoveries and lower stock-indexed compensation. EBIT as a percentage of revenue for our Asia Pacific segment increased two percentage points in the second quarter of 2012 versus the prior year’s second quarter as higher volumes, the related manufacturing efficiencies, decreased material costs net of recoveries, lower stock-indexed compensation and favorable currency drove EBIT margin improvement. This improvement was partially offset by unfavorable pricing and increased investments in Asia.

EBIT for the Six Months Ended June 30, 2012 and 2011

	Six Months Ended June 30,		Change
	2012	2011
	(Millions)
North America	$157	$124	$33
Europe, South America & India	49	61	(12)
Asia Pacific	27	22	5

	$233	$207	$26

The EBIT results shown in the preceding table include the following items, certain of which are discussed below under “Restructuring and Other Charges,” which have an effect on the comparability of EBIT results between periods:

	Six Months Ended June 30,
	2012	2011
	(Millions)
North America
Restructuring and related expenses	$—	$1
Europe, South America & India
Restructuring and related expenses	3	2
Asia Pacific
Restructuring and related expenses	—	—

EBIT from North American operations increased $33 million to $157 million in the first half of 2012, from $124 million in the first half of last year. The benefits to EBIT from higher OE production volumes, the related manufacturing efficiencies, incremental commercial vehicle revenue, material cost management activities, decreased depreciation and amortization expense and increased aftermarket revenues were partially offset by negative aftermarket product mix change, increased manufacturing and distribution costs, negative currency of $7 million and higher selling, general, administrative and engineering costs. Restructuring and related expenses of $1 million were included in EBIT for first half of 2011.

Our European, South American and Indian segment’s EBIT was $49 million for the first six months of 2012 compared to $61 million during the same period last year. Currency had an $11 million unfavorable impact on EBIT for 2012 when compared to last year. The decrease in EBIT was driven by unfavorable pricing, mainly contractual price reductions and increased manufacturing expense. In addition, lower OE production volumes and the Company’s decision to relinquish a platform due to pricing and profitability in South America, lower Europe aftermarket emission control sales, as well as unfavorable aftermarket ride control product mix driven by higher unit sales in Eastern Europe, where the premium mix is lower than Western Europe where unit sales decreased, contributed to the year-over-year decrease. Stronger European OE emission control volumes, higher revenues in India, new platform launches, material cost management activities and higher engineering recoveries, partially offset the decrease. Restructuring and related expenses of $3 million was included in EBIT for first half of 2012 and $2 million in the first half of 2011.

EBIT for our Asia Pacific segment in the first six months of 2012 was $27 million up $5 million from the first six months of 2011. Higher volumes, the related manufacturing efficiencies, decreased material costs net of recoveries and restructuring savings from last year’s restructuring activities drove EBIT improvement, but was partially offset by unfavorable pricing and increased selling, general, administrative, and engineering costs to support new plants and new customers in Asia. Currency had a $1 million favorable impact on EBIT for the first half of 2012 when compared to the first half of last year.

Currency had a $17 million unfavorable impact on overall company EBIT for the six months ended June 30, 2012, as compared to the prior year.

EBIT as a Percentage of Revenue for the Six Months Ended June 30, 2012 and 2011

	Six Months Ended June 30,
	2012	2011
North America	8%	7%
Europe, South America & India	3%	4%
Asia Pacific	7%	6%
Total Tenneco	6%	6%

In North America, EBIT as a percentage of revenue for the first six months of 2012 was up one percentage point when compared to last year. The increase in EBIT from higher OE production volumes and the related manufacturing efficiencies, higher aftermarket sales, lower depreciation and amortization expense, decreased restructuring and related charges and material cost management activities was partially offset as a percentage of revenue by unfavorable currency, increased manufacturing and distribution costs and higher selling, general, administrative and engineering expenses. In Europe, South America and India, EBIT margin for the first half of 2012 was down one percentage point compared with prior year. Lower volumes, the related manufacturing inefficiencies, negative currency and unfavorable pricing, were partially offset as a percentage of revenue by material cost management actions, and decreased selling, general, administrative and engineering expenses. EBIT as a percentage of revenue for our Asia Pacific segment increased one percentage point in the first six months of 2012 versus the prior year as higher volumes and the related manufacturing efficiencies in China, decreased material costs net of recoveries, restructuring savings and positive currency were partially offset by increased selling, general, administrative, and engineering expenses and unfavorable pricing.

Interest Expense, Net of Interest Capitalized

We reported interest expense in the second quarter of 2012 of $21 million (all in our U.S. operations) net of interest capitalized of $1 million, down from $26 million (all in our U.S. operations) net of interest capitalized of $1 million in the second quarter of 2011. Included in the second quarter of 2012 was $1 million of expense related to our refinancing activities. Excluding the refinancing expenses, interest expense decreased in the second quarter of 2012 compared to the prior year’s second quarter as a result of lower rates due to the refinancing transactions from the first quarter of this year.

We reported interest expense in the first half of 2012 of $63 million (all in our U.S. operations) net of interest capitalized of $2 million, up from $54 million ($53 million in our U.S. operations and $1 million in our foreign operations) net of interest capitalized of $2 million in the first half of 2011. Included in the first half of 2012 was $18 million of expense related to our refinancing activities. Included in the first half of 2011 was $1 million of expense related to our refinancing activities. Excluding the refinancing expenses, interest expense decreased in the first half of 2012 compared to the first half of the prior year as a result of lower rates due to the debt refinancing transactions from the first quarter of this year.

On June 30, 2012, we had $735 million in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed through December 2020, $225 million is fixed through August 2018, and the remainder is fixed from 2015 through 2025. We also have $502 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” later in this Management’s Discussion and Analysis.

Income Taxes

Income tax expense was $21 million for the second quarter of 2012. The tax expense recorded for 2012 differs from a statutory rate of 35 percent due to a net tax benefit of $19 million primarily related to U.S. taxable income with no associated tax expense due to the valuation allowance on our net operating loss position and prior year tax adjustments, partially offset by the impact of recording a valuation allowance against the tax benefit for losses in certain foreign jurisdictions. Income tax expense was $30 million for the second quarter of 2011. The tax expense recorded for the second quarter 2011 differs from a statutory rate of 35 percent due to a net tax benefit of $1 million primarily related to U.S. taxable income with no associated tax expense due to our net operating loss carryforward, partially offset by the impact of recording a valuation allowance against the tax benefit for losses in certain foreign jurisdictions and adjustments to prior year income tax estimates.

Income tax expense was $39 million for the first six months of 2012. The tax expense recorded for the first six months of 2011 differs from a statutory rate of 35 percent due to a net tax benefit of $20 million primarily related to U.S. taxable income with no associated tax expense due to the valuation allowance on our net operating loss carryforward and prior year tax adjustments, partially offset by the impact of recording a valuation allowance against the tax benefit for losses in certain foreign jurisdictions. Income tax expense was $44 million for the first six months of 2011. The tax expense recorded for the first six months of 2011 differs from a statutory rate of 35 percent due to a net tax benefit of $11 million primarily related to U.S. taxable income with no associated tax expense due to our net operating loss carryforward and income generated in lower tax rate jurisdictions, partially offset by adjustments to prior year income tax estimates and the impact of recording a valuation allowance against the tax benefit for losses in certain foreign jurisdictions.

At June 30, 2012, we continue to carry a valuation allowance against our net deferred tax assets in the U.S Based on the operating improvements we have made, the outlook for light and commercial vehicle production in the U.S. and the positive impact this should have on our U.S. operations, we expect that we should be able to reverse the valuation allowance by the third quarter of 2012. Had we reversed the valuation allowance at the end of the second quarter of 2012, the net income impact would have been approximately $111 million.

The valuation allowances recorded against deferred tax assets generated by taxable losses in the U.S. as well as certain other foreign jurisdictions will impact our provision for income taxes until the valuation allowances are released. Our provision for income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these jurisdictions until the respective valuation allowance is eliminated. In certain foreign jurisdictions, we have recorded a tax benefit on NOLs and tax credits with unlimited lives that are supported by tax actions and forecasted profitability. If the tax actions are not successful or losses are incurred, we may need to record a valuation allowance in a future period. These actions will cause variability in our effective tax rate.

Restructuring and Other Charges

Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. In 2011, we incurred $8 million in restructuring and related costs, primarily related to headcount reductions in Europe and Australia and the closure of our ride control plant in Cozad, Nebraska, all of which was recorded in cost of sales. In the second quarter of 2012, we incurred $2 million in restructuring and related costs, primarily related to headcount reductions in South America, all of which was recorded in cost of sales. For the first six months of 2012 we have incurred $3 million in restructuring and related costs primarily related to headcount reductions in South America, all of which was recorded in cost of sales.

Amounts related to activities that are part of our restructuring plans are as follows:

	December 31, 2011 Restructuring Reserve	2012 Expenses	2012 Cash Payments	June 30, 2012 Restructuring Reserve
	(Millions)
Severance	$1	3	3	$1

Under the terms of our amended and restated senior credit agreement that took effect on March 22, 2012, we are allowed to exclude $80 million of cash charges and expenses, before taxes, related to cost reduction initiatives incurred after March 22, 2012 from the calculation of the financial covenant ratios required under our senior credit facility. As of June 30, 2012, we have excluded $3 million in cumulative allowable charges relating to restructuring initiatives against the $80 million available under the terms of the senior credit facility.

On September 22, 2009, we announced that we were closing our original equipment ride control plant in Cozad, Nebraska. The closure of the Cozad plant eliminated approximately 500 positions. We hired at other facilities as we moved production from Cozad to those facilities, which resulted in a net decrease of approximately 60 positions. Much of the production was shifted from Cozad to our plant in Hartwell, Georgia.

During the transition of production from our Cozad facility to our Hartwell facility, several customer programs, which were planned to phase out, were reinstated and volumes increased beyond the amount in our original restructuring plan. To meet the higher volume requirements, we took a number of actions to stabilize the production environment in Hartwell including reinforcing several core processes, realigning assembly lines, upgrading equipment to increase output and accelerating our Lean manufacturing activities. Based on the higher volumes, we have adjusted our consolidation plan which included temporarily continuing some basic production operations in Cozad, and redirecting some programs from our Hartwell facility to our other North American facilities to better balance production. In August 2012, we completed the closure of our Cozad facility and transitioned all remaining production to other North American facilities. We still estimate that we will generate $8 million in annualized cost savings as a result of these actions.

During 2009 and 2010, we recorded $11 million and $10 million, respectively, of restructuring and related expenses related to this initiative, of which approximately $16 million represents cash expenditures. In 2011, we recorded an additional cash charge of $2 million related to this initiative.

Earnings Per Share

We reported net income attributable to Tenneco Inc. of $87 million or $1.42 per diluted common share for the second quarter of 2012. Included in the results for the second quarter of 2012 were negative impacts from expenses related to our restructuring activities and costs related to our refinancing activities which were more than offset by net tax benefits. The net impact of these items increased earnings per diluted share by $0.28. We reported net income of $50 million or $0.81 per diluted common share for the second quarter of 2011. Included in the results for 2011 were negative impacts from expenses related to our restructuring activities which were offset by net tax benefits. The net impact of these items had no impact on earnings per diluted common share.

We reported net income attributable to Tenneco Inc. of $117 million or $1.90 per diluted common share for the first half of 2012. Included in the first six months results for 2012 were negative impacts from expenses related to our restructuring activities and costs related to our refinancing activities, which were more than offset by net tax benefits. The net impact of these items increased earnings per diluted common share by $0.10. We reported net income attributable to Tenneco Inc. of $97 million or $1.56 per diluted common share for the first half of 2011. Included in the results for the first half of 2011 were negative impacts from expenses related to our restructuring activities and costs related to our debt refinancing activities, more than offset by net tax benefits. The net impact of these items increased earnings per diluted common share by $0.12.

Dividends on Common Stock

On January 10, 2001, our Board of Directors eliminated the quarterly dividend on our common stock. There are no current plans to reinstate a dividend on our common stock.

Cash Flows for the Three Months Ended June 30, 2012 and 2011

	Three Months Ended June 30,
	2012	2011
	(Millions)
Cash provided (used) by:
Operating activities	$86	$67
Investing activities	(63)	(52)
Financing activities	(27)	(58)

Operating Activities

For the second quarter of 2012, operating activities provided $86 million in cash compared to $67 million in cash provided during last year’s second quarter. For the second quarter of 2012, cash used for working capital was $48 million versus $36 million of cash used for working capital in the second quarter of 2011. Receivables were a use of cash of $31 million in the second quarter of 2012 compared to a cash use of $39 million in the prior year’s second quarter. Inventory represented a cash outflow of $7 million during the second quarter of 2012, compared to a cash inflow of $17 million for last year’s second quarter. Accounts payable used cash of $2 million for the quarter ended June 30, 2012, compared to cash used of $5 million for the quarter ended June 30, 2011. Cash taxes were $19 million for the second quarter of 2012 compared to $23 million in the prior year’s second quarter.

Investing Activities

Cash used for investing activities was $11 million higher in the second quarter of 2012 compared to the same period a year ago. Cash payments for plant, property and equipment were $60 million in the second quarter of 2012 versus payments of $49 million in the second quarter of 2011, an increase of $11 million. The majority of the spending was in Europe and North America OE businesses to support new light and commercial vehicle program launches, and in China to accommodate new programs and new customers. Cash payments for software-related intangible assets were $3 million in both second quarters of 2012 and 2011.

Financing Activities

Cash flow from financing activities was an outflow of $27 million for the quarter ending June 30, 2012 compared to an outflow of $58 million for the quarter ending June 30, 2011. During the second quarter of 2012, we completed a previously announced stock buyback plan, repurchasing 600,000 shares of our outstanding common stock for $18 million, at an average price of $29.22 per share. In the second quarter of 2011, we announced a plan to repurchase up to 400,000 shares of our outstanding common stock and during that quarter we purchased 270,500 shares of our outstanding common stock for $11 million, at an average price of $38.78 per share. Borrowings under our revolving credit facility were $252 million at June 30, 2012 versus $85 million at June 30, 2011. The increase was due to refinancing activities in the first quarter of this year which included retiring our 8 1/8 percent senior notes due in 2015 and the $148 million Tranche B Term Facility, adding a new $250 million Tranche A Term Facility and increasing the amount and extending the maturity date of our revolving credit facility.

Cash Flows for the Six Months Ended June 30, 2012 and 2011

	Six Months Ended June 30,
	2012	2011
	(Millions)
Cash provided (used) by:
Operating activities	$1	$(36)
Investing activities	(131)	(97)
Financing activities	95	56

Operating Activities

For the six months ended June 30, 2012, operating activities provided $1 million in cash compared to $36 million in cash used during the same period last year. For the first six months of 2012, cash used for working capital was $219 million versus $223 million of cash used for working capital in the same period of 2011. Receivables were a use of cash of $212 million in the first six months of 2012 compared to a cash use of $290 million in the prior year’s first six months. Inventory represented a cash outflow of $83 million during the first six months of 2012, compared to a cash outflow of $60 million for the same period of the prior year. Accounts payable provided cash of $86 million for the six months ended June 30, 2012, compared to cash provided of $134 million for the six months ended June 30, 2011. Cash taxes were $36 million for the first six months of 2012 compared to $33 million in the first six months of the prior year.

Investing Activities

Cash used for investing activities was $34 million higher in the first six months of 2012 compared to the same period a year ago. Cash payments for plant, property and equipment were $125 million in the first six months of 2012 versus payments of $95 million in the first six months of 2011, an increase of $30 million. The majority of the spending was in Europe and North America OE businesses to support new light and commercial vehicle program launches, and in China to accommodate new programs and new customers. Cash payments for software-related intangible assets were $7 million in the first six months of 2012 compared to $6 million in the first six months of 2011.

Financing Activities

Cash flow from financing activities was an inflow of $95 million for the six months ending June 30, 2012 compared to an inflow of $56 million for the six months ending June 30, 2011. During the first half of 2012, we completed a previously announced stock buyback plan, repurchasing 600,000 shares of our outstanding common stock for $18 million, at an average price of $29.22 per share. In the second quarter of 2011, we announced a plan to repurchase up to 400,000 shares of our outstanding common stock and during that quarter we purchased 270,500 shares of our outstanding common stock for $11 million, at an average price of $38.78 per share.

Borrowings under our revolving credit facility were $252 million at June 30, 2012 versus $85 million at June 30, 2011. The increase was due to refinancing activities in the first half of this year which included retiring our 8 1/8 percent senior notes due in 2015 and the $148 million Tranche B Term Facility, adding a new $250 million Tranche A Term Facility and increasing the amount and extending the maturity date of our revolving credit facility.

Outlook

Industry light vehicle production in the second half of the year is forecasted by IHS Automotive to increase in most of the regions where we operate, except Europe. IHS Automotive forecasts indicate that global light vehicle production is expected to rise two percent year-over-year in the second half of 2012 in the regions where we operate, with a six percent year-over-year increase in North America, seven percent in China, two percent in India and 13 percent in South America. According to IHS Automotive, full-year light vehicle production in the regions where we operate is still predicted to increase three percent versus last year. Full-year light vehicle production is estimated by IHS Automotive to increase in North America by 14 percent, in India by five percent, in China by six percent and in South America by three percent.

Forecasts from IHS Automotive estimate that European light vehicle production will fall seven percent and Australia light vehicle production will fall four percent in the second half of 2012 when compared to the second half of 2011. Full-year light vehicle production in Europe is projected to decline six percent. Although light vehicle production in Europe is forecasted to decline in the second half of 2012, we expect to partially offset the decline with our strong customer and platform mix in our OE emission control business. As over the last several quarters, economic weakness will continue to drag on our European aftermarket business.

Stronger North America vehicle production, particularly in our OE emission control business, is expected to drive solid year-over-year revenue growth. We expect North America third quarter aftermarket revenues will be roughly the same as last year’s very strong third quarter.

In China, stronger year-over-year OE volume is expected to continue driving our growth for the Asia Pacific segment.

The weakening global economic conditions are having somewhat more of an effect on commercial vehicle production schedules. While we will experience very strong commercial vehicle revenue growth for 2012, due to these slower production schedules commercial vehicle revenues are now expected to be closer to the first half run rate than our forecast in the beginning of the year. We continue to successfully launch and grow our commercial vehicle business and recently announced three new commercial vehicle business wins in Europe (MAN and another new customer) and India (Tata Motors).

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

Revenue Recognition

We recognize revenue for sales to our original equipment and aftermarket customers when title and risk of loss passes to the customers under the terms of our arrangements with those customers, which is usually at the time of shipment from our plants or distribution centers. Generally, in connection with the sale of exhaust systems to certain original equipment manufacturers, we purchase catalytic converters and diesel particulate filters or components thereof including precious metals (“substrates”) on behalf of our customers which are used in the assembled system. These substrates are included in our inventory and “passed through” to the customer at our cost, plus a small margin, since we take title to the inventory and are responsible for both the delivery and quality of the finished product. Revenues recognized for substrate sales were $885 million and $858 million for the first six months of 2012 and 2011, respectively. For our aftermarket customers, we provide for promotional incentives and returns at the time of sale. Estimates are based upon the terms of the incentives and historical experience with returns. Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis. Shipping and handling costs billed to customers are included in revenues and the related costs are included in cost of sales in our condensed consolidated statements of income.

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

Pre-production Design and Development and Tooling Assets

We expense pre-production design and development costs as incurred unless we have a contractual guarantee for reimbursement from the original equipment customer. Unbilled pre-production design and development costs recorded in prepayments and other and long-term receivables totaled $23 million and $19 million at June 30, 2012 and December 31, 2011, respectively. In addition, plant, property and equipment included $40 million and $38 million at June 30, 2012 and December 31, 2011, respectively, for original equipment tools and dies that we own, and prepayments and other included $65 million and $49 million at June 30, 2012 and December 31, 2011, respectively, for in-process tools and dies that we are building for our original equipment customers.

Income Taxes

We reported income tax expense of $21 million and $30 million in the three month periods ended June 30, 2012 and 2011, respectively, and $39 million and $44 million in the six month periods ended June 30, 2012 and 2011, respectively. The tax expense recorded in 2012 differs from the expense that would be recorded using a U.S. Federal statutory rate of 35 percent due to a net tax benefit of $20 million primarily related to U.S. taxable income with no associated tax expense due to the valuation allowance on our net operating loss (“NOL”) carryforward and prior year tax adjustments, partially offset by the impact of recording a valuation allowance against the tax benefit for losses in certain foreign jurisdictions. We evaluate our deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. U.S. GAAP requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. This assessment considers, among other matters, the nature, frequency and amount of recent losses, the duration of statutory carryforward periods, and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified.

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

In 2008, given our historical losses in the U.S., we concluded that our ability to fully utilize our NOLs was limited. As a result, we recorded a valuation allowance against all of our U.S. deferred tax assets except for our tax planning strategies which have not yet been implemented and which do not depend upon generating future taxable income. We carry deferred tax assets in the U.S. of $90 million, as of June 30, 2012, relating to the expected utilization of those NOLs. The recording of a valuation allowance does not impact the amount of the NOL that would be available for federal and state income tax purposes in future periods. The federal NOLs expire beginning in tax years ending in 2021 through 2030. The state NOLs expire in various tax years through 2031.

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

At June 30, 2012, we continue to carry a valuation allowance against our net deferred tax assets in the U.S. Based on the operating improvements we have made, the outlook for light and commercial vehicle production in the U.S. and the positive impact this should have on our U.S. operations, we expect that we should be able to reverse the valuation allowance by the third quarter of 2012. Had we reversed the valuation allowance at the end of the second quarter of 2012, the net income impact would have been approximately $111 million.

The valuation allowances recorded against deferred tax assets generated by taxable losses in the U.S. as well as certain other foreign jurisdictions will impact our provision for income taxes until the valuation allowances are released. Our provision for income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these jurisdictions until the respective valuation allowance is eliminated. In certain foreign jurisdictions, we have recorded a tax benefit on NOLs and tax credits with unlimited lives that are supported by tax actions and forecasted profitability. If the tax actions are not successful or losses are incurred, we may need to record a valuation allowance in a future period. These actions will cause variability in our effective tax rate.

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

Except in the U.K., our pension plans generally do not require employee contributions. Our policy is to fund our pension plans in accordance with applicable U.S. and foreign government regulations and to make additional payments as funds are available to achieve full funding of the accumulated benefit obligation. At June 30, 2012, all legal funding requirements had been met.

Changes in Accounting Pronouncements

Note 11 in our notes to condensed consolidated financial statements located in Part I Item 1 of this Form 10-Q is incorporated herein for reference.

Liquidity and Capital Resources

Capitalization

	June 30, 2012	December 31, 2011	% Change
	(Millions)
Short-term debt and maturities classified as current	$132	$66	100%
Long-term debt	1,234	1,158	7

Total debt	1,366	1,224	12

Total redeemable noncontrolling interests	9	12	(25)

Total noncontrolling interests	37	43	(14)

Tenneco Inc. shareholders’ equity	96	—	100

Total equity	133	43	209

Total capitalization	$1,508	$1,279	18

General.    Short-term debt, which includes maturities classified as current, borrowings by foreign subsidiaries, and borrowings securitized by our North American accounts receivable securitization program, was $132 million and $66 million as of June 30, 2012 and December 31, 2011, respectively. Borrowings under our revolving credit facilities, which are classified as long-term debt, were $252 million and $24 million at June 30, 2012 and December 31, 2011, respectively.

The 2012 year-to-date increase in total equity primarily resulted from net income attributable to Tenneco Inc. of $117 million, a $8 million increase in additional liability for pension and postretirement benefits, a $6 million increase in premium on common stock and other capital surplus relating to common stock issued pursuant to benefit plans, offset in part by a $18 million increase in treasury stock as a result of open market purchases of common stock under our share repurchase program and a $17 million decrease caused by the impact of changes in foreign exchange rates on the translation of financial statements of our foreign subsidiaries into U.S. dollars.

Overview.    Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions. The arrangement is secured by substantially all our domestic assets and pledges of up to 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries.

On March 22, 2012, we completed an amendment and restatement of our senior credit facility by increasing the amount and extending the maturity date of our revolving credit facility and adding a new Tranche A Term Facility. The amended and restated facility replaces our former $556 million revolving credit facility, $148 million Tranche B Term Facility and $130 million Tranche B-1 letter of credit/revolving loan facility. The proceeds from this refinancing transaction were used to repay our $148 million Tranche B Term Facility and to fund the purchase and redemption of our $250 million 8 1/8 percent senior notes due in 2015. As of June 30, 2012, the senior credit facility provides us with a total revolving credit facility size of $850 million and a $247 million Tranche A Term Facility, both of which will mature on March 22, 2017. Funds may be borrowed, repaid and re-borrowed under the revolving credit facility without premium or penalty. The revolving credit facility is reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. Outstanding letters of credit reduce our availability to enter into revolving loans under the facility. We are required to make quarterly principal payments under the Tranche A Term Facility of $3.1 million beginning June 30, 2012 through March 31, 2014, $6.3 million beginning June 30, 2014 through March 31, 2015, $9.4 million beginning June 30, 2015 through March 31, 2016, $12.5 million beginning June 30, 2016 through December 31, 2016 and a final payment of $125 million is due on March 22, 2017.

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

As a result of the refinancing of our senior credit facility and the repurchase of our 8 1/8 percent senior notes due in 2015, we expect to reduce our annual interest expense by approximately $20 million. We recorded $17 million of pre-tax charges in March 2012 related to the refinancing of our senior credit facility, the repurchase and redemption of $232 million aggregate principal amount of our 8  1/8 percent senior notes due in 2015 and the write-off of deferred debt issuance costs relating to these senior notes. We recorded an additional $1 million of pre-tax charges during the second quarter of 2012 relating to the redemption of the remaining $18 million aggregate principal amount of our 8  1/8 percent senior notes which occurred in April 2012. During the first quarter of 2011, we recorded $1 million of pre-tax charges related to our repurchase and redemption of our 8  5/8 percent senior subordinated notes.

At June 30, 2012, of the $850 million available under the revolving credit facility, we had unused borrowing capacity of $554 million with $252 million in outstanding borrowings and $44 million in outstanding letters of credit. As of June 30, 2012, our outstanding debt also included $247 million Tranche A Term Facility due March 22, 2017, $225 million of 7 3/4 percent senior notes due August 15, 2018, $500 million of 6 7/8 percent senior notes due December 15, 2020, and $142 million of other debt.

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

Senior Credit Facility — Other Terms and Conditions.    Our senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA, as defined in the senior credit facility agreement), and consolidated interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined under the senior credit facility agreement) at the end of each period indicated. Failure to maintain these ratios will result in a default under our senior credit facility. The financial ratios required under the amended and restated senior credit facility and, the actual ratios we achieved for the first and second quarter of 2012, are as follows:

	Quarter Ended
	March 31, 2012		June 30, 2012
	Req.	Act.	Req.	Act.
Leverage Ratio (maximum)	3.50	2.07	3.50	2.05
Interest Coverage Ratio (minimum)	2.55	5.82	2.55	6.40

The financial ratios required under the senior credit facility for each quarter beyond June 30, 2012 include a maximum leverage ratio of 3.50 and a minimum interest coverage ratio of 2.55 through December 31, 2013 and 2.75 thereafter.

The covenants in our senior credit facility agreement generally prohibit us from repaying or refinancing our senior notes. So long as no default existed, we would, however, under our senior credit facility agreement, be permitted to repay or refinance our senior notes (i) with the net cash proceeds of permitted refinancing indebtedness (as defined in the senior credit facility agreement or with the net cash proceeds of our common stock); (ii) with the net cash proceeds of the incremental facilities (as defined in the senior credit facility agreement); (iii) with the net cash proceeds of the revolving loans (as defined in the senior credit facility agreement); (iv) with the cash generated by the operations of the Company; (v) in an amount equal to the net cash proceeds of qualified capital stock (as defined in the senior credit facility agreement) issued by the Company after March 22, 2012; and (vi) in exchange for permitted refinancing indebtedness or in exchange for shares of our common stock; provided that such purchases are capped as follows (with respect to clauses (iii), (iv) and (v) on a pro forma consolidated leverage ratio after giving effect to such purchase, cancellation or redemption):

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

As of June 30, 2012, we were in compliance with all the financial covenants and operational restrictions of the senior credit facility. Our senior credit facility does not contain any terms that could accelerate payment of the facility or affect pricing under the facility as a result of a credit rating agency downgrade.

Senior Notes.    As of June 30, 2012, our outstanding senior notes also included $225 million of 7 3/4 percent senior notes due August 15, 2018 and $500 million of 6 7/8 percent senior notes due December 15, 2020. Under the indentures governing the notes, we are permitted to redeem some or all of the remaining senior notes at specified prices that decline to par over a specified period at any time on and after August 15, 2014 in the case of the senior notes due 2018, and December 15, 2015 in the case of senior notes due 2020. In addition, prior to such dates the notes may also be redeemed at a price generally equal to 100 percent of the principal amount thereof plus a premium based on the present values of the remaining payments due to the noteholders. Further, the indentures governing the notes also permit us to redeem up to 35 percent of the senior notes due 2018, with the proceeds of certain equity offerings completed on or before August 15, 2013 and up to 35 percent of the senior notes due 2020, with the proceeds of certain equity offerings completed on or before December 15, 2013. If we sell certain of our assets or experience specified kinds of changes in control, we must offer to repurchase the notes due 2018 and 2020 at 101 percent of the principal amount thereof plus accrued and unpaid interest.

Our senior notes require that, as a condition precedent to incurring certain types of indebtedness not otherwise permitted, our consolidated fixed charge coverage ratio, as calculated on a pro forma basis, be greater than 2.00. The indentures also contain restrictions on our operations, including limitations on: (i) incurring additional indebtedness or liens; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; (v) asset sales and (vi) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. As of June 30, 2012, we were in compliance with the covenants and restrictions of these indentures.

Accounts Receivable Securitization.    We securitize some of our accounts receivable on a limited recourse basis in North America and Europe. As servicer under these accounts receivable securitization programs, we are responsible for performing all accounts receivable administration functions for these securitized financial assets including collections and processing of customer invoice adjustments. In North America, we have an accounts receivable securitization program with three commercial banks comprised of a first priority facility and a second priority facility. We securitize original equipment and aftermarket receivables on a daily basis under the bank program. In March 2012, the North American program was amended and extended to March 22, 2013. The first priority facility continues to provide financing of up to $110 million and the second priority facility, which is subordinated to the first priority facility, continues to provide up to an additional $40 million of financing. Both facilities monetize accounts receivable generated in the U.S. and Canada that meet certain eligibility requirements. The second priority facility also monetizes certain accounts receivable generated in the U.S. or Canada that would otherwise be ineligible under the first priority securitization facility. The amendments to the North American program decreased the margin we pay to our banks. The amount of outstanding third-party investments in our securitized accounts receivable under the North American program was $60 million at June 30, 2012 and zero at December 31, 2011.

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

We also securitize receivables in our European operations with regional banks in Europe. The arrangements to securitize receivables in Europe are provided under seven separate facilities provided by various financial institutions in each of the foreign jurisdictions. The commitments for these arrangements are generally for one year, but some may be cancelled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon 15 days, or less, notification. The amount of outstanding third-party investments in our securitized accounts receivable in Europe was $132 million and $121 million at June 30, 2012 and December 31, 2011, respectively.

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

In our North American accounts receivable securitization programs, we transfer a partial interest in a pool of receivables and the interest that we retain is subordinate to the transferred interest. Accordingly, we account for our North American securitization program as a secured borrowing. In our European programs, we transfer accounts receivables in their entirety to the acquiring entities and satisfy all of the conditions established under ASC Topic 860, “Transfers and Servicing,” to report the transfer of financial assets in their entirety as a sale. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under our European securitization programs approximates the fair value of such receivables. We recognized less than $1 million and $1 million in interest expense in the three month periods ended June 30, 2012 and 2011, respectively, and $1 million and $2 million in the six month periods ended June 30, 2012 and 2011, respectively, relating to our North American securitization program. In addition, we recognized a loss of $1 million and $2 million in the three month periods ended June 30, 2012 and 2011, respectively, and $2 million and $3 million in the six month periods ended June 30, 2012 and 2011, respectively, on the sale of trade accounts receivable in our European accounts receivable securitization programs, representing the discount from book values at which these receivables were sold to our banks. The discount rate varies based on funding costs incurred by our banks, which averaged approximately three percent during both the first half of 2012 and 2011, respectively.

Negotiable Financial Instruments.    One of our European subsidiaries receives payment from one of its OE customers whereby the accounts receivable are satisfied through the delivery of negotiable financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets. The amount of these financial instruments that was collected before their maturity date and sold at a discount totaled $4 million and $10 million at June 30, 2012 and December 31, 2011, respectively. No negotiable financial instruments were held by our European subsidiary as of June 30, 2012 and December 31, 2011, respectively.

In certain instances, several of our Chinese subsidiaries receive payment from OE customers and satisfy vendor payments through the receipt and delivery of negotiable financial instruments. Financial instruments used to satisfy vendor payables and not redeemed totaled $15 million and $14 million at June 30, 2012 and December 31, 2011, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled less than $1 million and $9 million at June 30, 2012 and December 31, 2011, respectively. We classify financial instruments received from our OE customers as other current assets if issued by a financial institution of our customers or as customer notes and accounts, net if issued by our customer. We classified $16 million and $9 million in other current assets at June 30, 2012 and December 31, 2011, respectively. Some of our Chinese subsidiaries that issue their own negotiable financial instruments to pay vendors are required to maintain a cash balance if they exceed certain credit limits with the financial institution that guarantees those financial instruments. A restricted cash balance was not required at those Chinese subsidiaries at June 30, 2012 or December 31, 2011.

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

In managing our foreign currency exposures, we identify and aggregate existing offsetting positions and then hedge residual exposures through third-party derivative contracts. The fair value of our foreign currency forward contracts was less than $1 million at June 30, 2012 and is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. The following table summarizes by major currency the notional amounts for our foreign currency forward purchase and sale contracts as of June 30, 2012. All contracts in the following table mature in 2012.

		June 30, 2012
		Notional Amount in Foreign Currency
		(Millions)
Australian dollars	—Purchase	5
British pounds	—Purchase	5
European euro	—Sell	(97)
Polish zloty	—Purchase	21
South African rand	—Purchase	152
Japanese yen	—Purchase	179
	—Sell	(295)
U.S. dollars	—Purchase	1,551
	—Sell	(74)
Other	—Purchase	1
	—Sell	(1)

Interest Rate Risk

Our financial instruments that are sensitive to market risk for changes in interest rates are primarily our debt securities. We use our revolving credit facility to finance our short-term and long-term capital requirements. We pay a current market rate of interest on these borrowings. Our long-term capital requirements have been financed with long-term debt with original maturity dates ranging from five to ten years. On June 30, 2012, we had $735 million in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed through December 2020, $225 million is fixed through August 2018, and the remainder is fixed from 2015 through 2025. We also have $502 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” earlier in this Management’s Discussion and Analysis.

We estimate that the fair value of our long-term debt at June 30, 2012 was about 105 percent of its book value. A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $6 million.

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

We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense costs related to an existing condition caused by past operations that do not contribute to current or future revenue generation. As of June 30, 2012, we have the obligation to remediate or contribute towards the remediation of certain sites, including one Federal Superfund site. At June 30, 2012, our aggregated estimated share of environmental remediation costs for all these sites on a discounted basis was approximately $18 million, of which $5 million is recorded in other current liabilities and $13 million is recorded in deferred credits and other liabilities in our consolidated balance sheet. For those locations where the liability was discounted, the weighted average discount rate used was 1.5 percent. The undiscounted value of the estimated remediation costs was $20 million. Our expected full year payments of environmental remediation costs are estimated to be approximately $5 million in 2012, $2 million in 2013 and $1 million in each year beginning 2014 through 2016 and $11 million thereafter. Based on information known to us, we have established reserves that we believe are adequate for these costs. Although we believe these estimates of remediation costs are reasonable and are based on the latest available information, the costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, certain environmental statutes provide that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at these sites has been considered, where appropriate, in our determination of our estimated liability. We do not believe that any potential costs associated with our current status as a potentially responsible party in the Federal Superfund site, or as a liable party at the other locations referenced herein, will be material to our condensed consolidated results of operations, financial position or cash flows.

We also from time to time are involved in legal proceedings, claims or investigations. Some of these proceedings allege damages against us relating to environmental liabilities (including toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warning issues, and other product liability related matters), taxes, employment matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. For example, one of our Argentine subsidiaries is currently defending against a criminal complaint alleging the failure to comply with laws requiring the proceeds of export transactions to be collected, reported and/or converted to local currency within specified time periods. As another example, in the U.S. we are subject to an audit in 11 states with respect to the payment of unclaimed property to those states, spanning a period as far back as over 30 years. While we vigorously defend ourselves against all of these claims, in future periods, we could be subject to cash costs or charges to earnings if any of these matters are resolved on unfavorable terms. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, including our assessment of the merits of the particular claim, we do not expect that these legal proceedings or claims will have any material adverse impact on our future consolidated financial position, results of operations or cash flows.

In addition, we are subject to lawsuits initiated by a significant number of claimants alleging health problems as a result of exposure to asbestos. In the early 2000’s we were named in nearly 20,000 complaints, most of which were filed in Mississippi state court and the vast majority of which made no allegations of exposure to asbestos from our product categories. Most of these claims have been dismissed and our current docket of active and inactive cases is less than 500 cases nationwide. A small number of claims have been asserted by railroad workers alleging exposure to asbestos products in railroad cars manufactured by The Pullman Company, one of our subsidiaries. The substantial majority of the remaining claims are related to alleged exposure to asbestos in our automotive products. Only a small percentage of the claimants allege that they were automobile mechanics and a significant number appear to involve workers in other industries or otherwise do not include sufficient information to determine whether there is any basis for a claim against us. We believe, based on scientific and other evidence, it is unlikely that mechanics were exposed to asbestos by our former products and that, in any event, they would not be at increased risk of asbestos-related disease based on their work with these products. Further, many of these cases involve numerous defendants, with the number in some cases exceeding 100 defendants from a variety of industries. Additionally, the plaintiffs either do not specify any, or specify the jurisdictional minimum, dollar amount for damages. As major asbestos manufacturers and/or users continue to go out of business or file for bankruptcy, we may experience an increased number of these claims. We vigorously defend ourselves against these claims as part of our ordinary course of business. In future periods, we could be subject to charges to earnings if any of these matters are resolved unfavorably to us. To date, with respect to claims that have proceeded sufficiently through the judicial process, we have regularly achieved favorable resolutions. Accordingly, we presently believe that these asbestos-related claims will not have a material adverse impact on our future consolidated financial condition, results of operations or cash flows.

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

Below is a table that shows the activity in the warranty accrual accounts:

	Six Months Ended June 30,
	2012	2011
	(Millions)
Beginning Balance January 1,	$26	$33
Accruals related to product warranties	7	2
Reductions for payments made	(9)	(6)

Ending Balance June 30,	$24	$29

In the fourth quarter of 2011, we encountered an issue in our North America OE ride control business involving struts supplied on one particular OE platform. As a result, we directly incurred approximately $2 million in premium freight and overtime costs in the fourth quarter of 2011 and $2 million in the first half of 2012. We are continuing to work through details with the customer to determine responsibility for any other costs associated with this issue. We cannot estimate the amount of these costs at this time, but do not believe they will be material to our annual operating results.

Tenneco 401(K) Retirement Savings Plan

Effective January 1, 2012, the Tenneco Employee Stock Ownership Plan for Hourly Employees and the Tenneco Employee Stock Ownership Plan for Salaried Employees were merged into one plan called the Tenneco 401(k) Retirement Savings Plan (the “Retirement Savings Plan”). Under the plan, subject to limitations in the Internal Revenue Code, participants may elect to defer up to 75 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We match in cash 100 percent on the first three percent and 50 percent on the next two percent of employee contributions. In connection with freezing the defined benefit pension plans for nearly all U.S. based salaried and non-union hourly employees effective December 31, 2006, and the related replacement of those defined benefit plans with defined contribution plans, we are making additional contributions to the Employee Stock Ownership Plans. We recorded expense for these contributions of approximately $11 million and $9 million for the six months ended June 30, 2012 and 2011, respectively. Matching contributions vest immediately. Defined benefit replacement contributions fully vest on the employee’s third anniversary of employment.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) Not applicable.

(c) Purchase of equity securities by the issuer and affiliated purchasers.    The following table provides information relating to our purchase of shares of our common stock in the second quarter of 2012. These purchases reflect shares purchased through our share repurchase program and shares withheld upon vesting of restricted stock for minimum tax withholding obligations.

Period	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under These Plans or Programs
April 2012	106	$37.33	—	—
May 2012	600,184	$29.20	600,000	—
June 2012	2,044	$29.07	—	—

Total	602,334	$29.20	600,000	—

In January 2012, our Board of Directors approved a share repurchase program, authorizing our Company to repurchase up to 600,000 shares of the Company’s outstanding common stock over a 12 month period. Our share repurchase program is intended to offset dilution from shares of restricted stock and stock options issued in 2012 to employees. We purchased all of the 600,000 shares during the second quarter of 2012 through open market purchases, which were funded through cash from operations, at a total cost of $18 million, at an average price of $29.22 per share. These repurchased shares are held as part of our treasury stock which increased to 2,294,692 shares at June 30, 2012 from 1,694,692 shares at December 31, 2011.

During the second quarter of 2012, we repurchased and subsequently cancelled 2,334 shares to satisfy the statutory minimum tax withholding requirements for restricted stock which vested during the quarter. We intend to continue to satisfy statutory minimum tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Tenneco Inc. has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TENNECO INC.

By:	/S/ KENNETH R. TRAMMELL
Kenneth R. Trammell
Executive Vice President and Chief Financial Officer

Dated: August 7, 2012

INDEX TO EXHIBITS

TO

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED JUNE 30, 2012

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