Form 10-Q
period 2012-09-30
TENNECO INC
filed 2012-11-06
CIK 1024725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Common Stock, par value $0.01 per share: 60,220,472 shares outstanding as of October 31, 2012.

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

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Tenneco Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Tenneco Inc. and consolidated subsidiaries as of September 30, 2012, and the related condensed consolidated statements of income, comprehensive income, and cash flows for the three-month and nine-month periods ended September 30, 2012 and 2011, and changes in shareholders’ equity for the nine-month periods ended September 30, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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
November 6, 2012

The “Report of Independent Registered Public Accounting Firm” included above is not a “report” or “part of a Registration Statement” prepared or certified by an independent accountant within the meaning of Sections 7 and 11 of the Securities Act of 1933, and the accountants’ Section 11 liability does not extend to such report.

TENNECO INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
	(Millions Except Share and Per Share Amounts)
Revenues
Net sales and operating revenues	$1,778	$1,773	$5,610	$5,421

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	1,494	1,492	4,696	4,523
Goodwill impairment charge	—	11	—	11
Engineering, research, and development	28	32	94	102
Selling, general, and administrative	94	101	321	328
Depreciation and amortization of other intangibles	49	51	148	156

	1,665	1,687	5,259	5,120

Other expense
Loss on sale of receivables	(1)	(1)	(3)	(4)
Other	(1)	(1)	(4)	(6)

	(2)	(2)	(7)	(10)

Earnings before interest expense, income taxes, and noncontrolling interests	111	84	344	291
Interest expense (net of interest capitalized of $1 million for both three months ended September 30, 2012 and 2011, respectively, and $3 million for both nine months ended September 30, 2012 and 2011, respectively)	21	27	84	81

Earnings before income taxes and noncontrolling interests	90	57	260	210
Income tax (benefit) expense	(42)	21	(3)	65

Net income	132	36	263	145

Less: Net income attributable to noncontrolling interests	7	6	21	18

Net income attributable to Tenneco Inc.	$125	$30	$242	$127

Earnings per share
Weighted average shares of common stock outstanding —
Basic	59,766,097	59,793,866	59,983,310	59,866,717
Diluted	60,949,632	61,541,476	61,266,124	61,802,403
Basic earnings per share of common stock	$2.09	$0.51	$4.04	$2.12
Diluted earnings per share of common stock	$2.05	$0.49	$3.95	$2.06

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of income.

TENNECO INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30, 2012
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	(Millions)
Net Income		$125		$7		$132

Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance July 1	$(47)		$4		$(43)
Translation of foreign currency statements	14	14	—	—	14	14

Balance September 30	(33)		4		(29)

Additional Liability for Pension and Postretirement Benefits
Balance July 1	(344)		—		(344)

Additional Liability for Pension and Postretirement Benefits, net of tax	3	3			3	3

Balance September 30	(341)		—		(341)

Balance September 30	$(374)		$4		$(370)

Other Comprehensive Income		17		—		17

Comprehensive Income		$142		$7		$149

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of comprehensive income.

TENNECO INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30, 2011
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	(Millions)
Net Income		$30		$6		$36

Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance July 1	$59		$5		$64
Translation of foreign currency statements	(82)	(82)	(1)	(1)	(83)	(83)

Balance September 30	(23)		4		(19)

Additional Liability for Pension and Postretirement Benefits
Balance July 1	(246)		—		(246)

Additional Liability for Pension and Postretirement Benefits, net of tax	4	4			4	4

Balance September 30	(242)		—		(242)

Balance September 30	$(265)		$4		$(261)

Other Comprehensive Loss		(78)		(1)		(79)

Comprehensive Income (Loss)		$(48)		$5		$(43)

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of comprehensive income.

TENNECO INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Nine Months Ended September 30, 2012
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	(Millions)
Net Income		$242		$21		$263

Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$(30)		$4		$(26)
Translation of foreign currency statements	(3)	(3)	—	—	(3)	(3)

Balance September 30	(33)		4		(29)

Additional Liability for Pension and Postretirement Benefits
Balance January 1	(352)		—		(352)

Additional Liability for Pension and Postretirement Benefits, net of tax	11	11			11	11

Balance September 30	(341)		—		(341)

Balance September 30	$(374)		$4		$(370)

Other Comprehensive Income		8		—		8

Comprehensive Income		$250		$21		$271

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of comprehensive income.

TENNECO INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Nine Months Ended September 30, 2011
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	(Millions)
Net Income		$127		$18		$145

Accumulated Other Comprehensive Income
Cumulative Translation Adjustment
Balance January 1	$8		$5		$13
Translation of foreign currency statements	(31)	(31)	(1)	(1)	(32)	(32)

Balance September 30	(23)		4		(19)

Additional Liability for Pension and Postretirement Benefits
Balance January 1	(250)		—		(250)

Additional Liability for Pension and Postretirement Benefits, net of tax	8	8			8	8

Balance September 30	(242)		—		(242)

Balance September 30	$(265)		$4		$(261)

Other Comprehensive Loss		(23)		(1)		(24)

Comprehensive Income		$104		$17		$121

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of comprehensive income.

TENNECO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2012	December 31, 2011
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$207	$214
Receivables —
Customer notes and accounts, net	1,098	936
Other	33	44
Inventories —
Finished goods	256	244
Work in process	217	181
Raw materials	147	121
Materials and supplies	52	46
Deferred income taxes	70	40
Prepayments and other	193	153

Total current assets	2,273	1,979

Other assets:
Long-term receivables, net	4	10
Goodwill	73	74
Intangibles, net	37	32
Deferred income taxes	122	92
Other	105	103

	341	311

Plant, property, and equipment, at cost	3,282	3,153
Less — Accumulated depreciation and amortization	(2,194)	(2,106)

	1,088	1,047

Total Assets	$3,702	$3,337

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)	$134	$66
Trade payables	1,188	1,171
Accrued taxes	57	44
Accrued interest	14	13
Accrued liabilities	245	226
Other	43	50

Total current liabilities	1,681	1,570

Long-term debt	1,211	1,158
Deferred income taxes	41	51
Postretirement benefits	350	385
Deferred credits and other liabilities	122	118
Commitments and contingencies

Total liabilities	3,405	3,282

Redeemable noncontrolling interests	13	12

Tenneco Inc. Shareholders’ equity:
Common stock	1	1
Premium on common stock and other capital surplus	3,026	3,016
Accumulated other comprehensive loss	(374)	(382)
Retained earnings (accumulated deficit)	(2,137)	(2,379)

	516	256
Less — Shares held as treasury stock, at cost	274	256

Total Tenneco Inc. shareholders’ equity	242	—

Noncontrolling interests	42	43

Total equity	284	43

Total liabilities, redeemable noncontrolling interests and equity	$3,702	$3,337

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

TENNECO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
	(Millions)
Operating Activities
Net income	$132	$36	$263	$145
Adjustments to reconcile net income to cash provided by operating activities —
Goodwill impairment charge	—	11	—	11
Depreciation and amortization of other intangibles	49	51	148	156
Deferred income taxes	(87)	2	(94)	(3)
Stock-based compensation	2	2	9	6
Loss on sale of assets	1	2	3	3
Changes in components of working capital —
(Increase) decrease in receivables	55	(24)	(157)	(314)
(Increase) decrease in inventories	2	(25)	(81)	(85)
(Increase) decrease in prepayments and other current assets	(1)	6	(40)	(18)
Increase (decrease) in payables	(50)	25	36	159
Increase (decrease) in accrued taxes	19	(7)	37	(7)
Increase in accrued interest	5	9	1	9
Increase (decrease) in other current liabilities	—	(2)	15	15
Changes in long-term assets	7	1	16	(2)
Changes in long-term liabilities	(13)	(10)	(35)	(31)
Other	4	3	5	—

Net cash provided by operating activities	125	80	126	44

Investing Activities
Proceeds from the sale of assets	1	—	2	4
Cash payments for plant, property, and equipment	(70)	(50)	(195)	(145)
Cash payments for software related intangible assets	(3)	(4)	(10)	(10)
Cash payments for net assets purchased	(7)	—	(7)	—

Net cash used by investing activities	(79)	(54)	(210)	(151)

Financing Activities
Retirement of long-term debt	(3)	—	(406)	(23)
Issuance of long-term debt	—	1	250	5
Debt issuance cost of long-term debt	—	—	(13)	(1)
Purchase of common stock under the share repurchase program	—	(5)	(18)	(16)
Increase (decrease) in bank overdrafts	2	(5)	2	3
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	(19)	20	217	108
Net increase (decrease) in short-term borrowings secured by accounts receivable	—	—	60	—
Capital contribution from noncontrolling interest partner	4	—	5	1
Purchase of additional noncontrolling equity interest	—	(4)	—	(4)
Distributions to noncontrolling interest partners	(9)	(10)	(27)	(20)

Net cash provided (used) by financing activities	(25)	(3)	70	53

Effect of foreign exchange rate changes on cash and cash equivalents	5	(21)	7	(16)

Increase (decrease) in cash and cash equivalents	26	2	(7)	(70)
Cash and cash equivalents, July 1 and January 1, respectively	181	161	214	233

Cash and cash equivalents, September 30 (Note)	$207	$163	$207	$163

Supplemental Cash Flow Information
Cash paid during the period for interest	$16	$18	$75	$71
Cash paid during the period for income taxes (net of refunds)	18	25	54	58
Non-cash Investing and Financing Activities
Period end balance of trade payables for plant, property, and equipment	$25	$23	$25	$23

Note: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of cash flows.

TENNECO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Nine Months Ended September 30,
	2012		2011
	Shares	Amount	Shares	Amount
	(Millions Except Share Amounts)
Tenneco Inc. Shareholders:
Common Stock
Balance January 1	62,101,335	$1	61,541,760	$1
Issued pursuant to benefit plans	149,497	—	52,394	—
Stock options exercised	232,258	—	323,039	—

Balance September 30	62,483,090	1	61,917,193	1

Premium on Common Stock and Other Capital Surplus
Balance January 1		3,016		3,008
Purchase of additional noncontrolling equity interest		—		(2)
Premium on common stock issued pursuant to benefit plans		10		6

Balance September 30		3,026		3,012

Accumulated Other Comprehensive Loss
Balance January 1		(382)		(237)
Other comprehensive income (loss)		8		(28)

Balance September 30		(374)		(265)

Retained Earnings (Accumulated Deficit)
Balance January 1		(2,379)		(2,536)
Net income attributable to Tenneco Inc.		242		127

Balance September 30		(2,137)		(2,409)

Less — Common Stock Held as Treasury Stock, at Cost
Balance January 1	1,694,692	256	1,294,692	240
Purchase of common stock through stock repurchase program	600,000	18	400,000	16

Balance September 30	2,294,692	274	1,694,692	256

Total Tenneco Inc. shareholders’ equity		$242		$83

Noncontrolling Interests:
Balance January 1		$43		$39
Net income		16		13
Capital contribution		3		—
Other comprehensive loss		—		(1)
Dividends declared		(20)		(14)

Balance September 30		$42		$37

Total equity		$284		$120

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

(2) Financial Instruments

The carrying and estimated fair values of our financial instruments by class at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Millions)
Long-term debt (including current maturities)	$1,215	$1,282	$1,162	$1,200
Instruments with off-balance sheet risk:
Foreign exchange forward contracts:
Asset derivative contracts	—	—	1	1

Asset and Liability Instruments — The fair value of cash and cash equivalents, short and long-term receivables, accounts payable, and short-term debt was considered to be the same as or was not determined to be materially different from the carrying amount.

Long-term Debt — The fair value of our public fixed rate senior notes is based on quoted market prices. The fair value of our private borrowings under our senior credit facility and other long-term debt instruments is based on the market value of debt with similar maturities, interest rates and risk characteristics. The fair value of our level 1 debt, as classified in the fair value hierarchy, was $791 million and $1,013 million at September 30, 2012 and December 31, 2011, respectively. We have classified the remaining $491 million and $187 million as level 2 in the fair value hierarchy at September 30, 2012 and December 31, 2011, respectively, since we utilize valuation inputs that are observable both directly and indirectly.

Foreign Exchange Forward Contracts — We use derivative financial instruments, principally foreign currency forward purchase and sales contracts with terms of less than one year, to hedge our exposure to changes in foreign currency exchange rates. Our primary exposure to changes in foreign currency rates results from intercompany loans made between affiliates to minimize the need for borrowings from third parties. Additionally, we enter into foreign currency forward purchase and sale contracts to mitigate our exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables. We manage counter-party credit risk by entering into derivative financial instruments with major financial institutions that

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

can be expected to fully perform under the terms of such agreements. We do not enter into derivative financial instruments for speculative purposes. The fair value of our foreign currency forward contracts is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. We record the change in fair value of these foreign exchange forward contracts as part of currency gains (losses) within cost of sales in the condensed consolidated statements of income. The fair value of foreign exchange forward contracts are recorded in prepayments and other current assets or other current liabilities in the condensed consolidated balance sheet. The fair value of our foreign exchange forward contracts, presented on a gross basis at September 30, 2012 and December 31, 2011, respectively, was as follows:

	Fair Value of Derivative Instruments
	September 30, 2012			December 31, 2011
	Asset Derivatives	Liability Derivatives	Total	Asset Derivatives	Liability Derivatives	Total
	(Millions)
Foreign exchange forward contracts	$—	$—	$—	$1	$—	$1

The fair value of our recurring financial assets at September 30, 2012 and December 31, 2011, respectively, are as follows:

	September 30, 2012			December 31, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(Millions)
Financial Assets:
Foreign exchange forward contracts	n/a	$—	n/a	n/a	$1	n/a

The fair value hierarchy definition prioritizes the inputs used in measuring fair value into the following levels:

Level 1	—	Quoted prices in active markets for identical assets or liabilities.

Level 2	—	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

Level 3	—	Unobservable inputs based on our own assumptions.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table summarizes by major currency the notional amounts for foreign currency forward purchase and sale contracts as of September 30, 2012 (all of which mature in 2012):

		Notional Amount in Foreign Currency
		(Millions)
Australian dollars	—Purchase	4
British pounds	—Purchase	6
European euro	—Sell	(27)
South African rand	—Purchase	92
Japanese yen	—Purchase	127
	—Sell	(475)
U.S. dollars	—Purchase	1,299
	—Sell	(81)
Other	—Purchase	1
	—Sell	(1)

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

We have two performance guarantee agreements in the U.K. between Tenneco Management Europe Limited (“TMEL”) and the two Walker Group Retirement Plans, the Walker Group Employee Benefit Plan and the Walker Group Executive Retirement Benefit Plan (the “Walker Plans”), whereby TMEL will guarantee the payment of all current and future pension contributions in event of a payment default by the sponsoring or participating employers of the Walker Plans. As a result of our decision to enter into these performance guarantee agreements, the levy due to the U.K. Pension Protection Fund was reduced. The Walker Plans are comprised of employees from Tenneco Walker (U.K.) Limited and Futaba-Tenneco U.K. Limited, our joint venture with Futaba Industrial Co. Ltd. (“Futaba”). Employer contributions are funded by both Tenneco Walker (U.K.) Limited, as the sponsoring employer and Futaba Tenneco U.K., as a participating employer. The performance guarantee agreements are expected to remain in effect until all pension obligations for the Walker Plans’ sponsoring and participating employers have been satisfied. The maximum amount payable for these pension performance guarantees is approximately $16 million as of September 30, 2012 which is determined by taking 105 percent of the liability of the Walker Plans calculated under section 179 of the U.K. Pension Act of 2004 offset by plan assets. We did not record an additional liability for this performance guarantee since Tenneco Walker (U.K.) Limited, as the sponsoring employer of the Walker Plans, already recognizes 100 percent of the pension obligation calculated based on U.S. GAAP, for all of the Walker Plans’ participating employers on its balance sheet, which was $10 million and $13 million at September 30, 2012 and December 31, 2011, respectively. At September 30, 2012, all pension contributions under the Walker Plans were current for all of the Walker Plans’ sponsoring and participating employers.

We have an indemnity agreement between TMEL and Futaba which requires Futaba to indemnify TMEL for any cost, loss or liability which TMEL may incur under the performance guarantee agreements relating to the Futaba-Tenneco joint venture. The maximum amount reimbursable by Futaba to TMEL under this indemnity

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

agreement is equal to the amount incurred by TMEL under the performance guarantee agreements multiplied by Futaba’s shareholder ownership percentage of the Futaba-Tenneco joint venture. At September 30, 2012 the maximum amount reimbursable by Futaba to TMEL is approximately $3 million.

We have issued guarantees through letters of credit in connection with some obligations of our affiliates. As of September 30, 2012, we have guaranteed $48 million in letters of credit to support some of our subsidiaries’ insurance arrangements, foreign employee benefit programs, environmental remediation activities and cash management and capital requirements.

Negotiable Financial Instruments — One of our European subsidiaries receives payment from one of its Original Equipment (OE) customers whereby the accounts receivable are satisfied through the delivery of negotiable financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets. The amount of these financial instruments that was collected before their maturity date and sold at a discount totaled $1 million and $10 million at September 30, 2012 and December 31, 2011, respectively. No negotiable financial instruments were held by our European subsidiary as of September 30, 2012 and December 31, 2011, respectively.

In certain instances, several of our Chinese subsidiaries receive payment from OE customers and satisfy vendor payments through the receipt and delivery of negotiable financial instruments. Financial instruments used to satisfy vendor payables and not redeemed totaled $14 million at both September 30, 2012 and December 31, 2011, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled less than $1 million and $9 million at September 30, 2012 and December 31, 2011, respectively. We classify financial instruments received from our OE customers as other current assets if issued by a financial institution of our customers or as customer notes and accounts, net if issued by our customer. We classified $14 million and $9 million in other current assets at September 30, 2012 and December 31, 2011, respectively. Some of our Chinese subsidiaries that issue their own negotiable financial instruments to pay vendors are required to maintain a cash balance if they exceed certain credit limits with the financial institution that guarantees those financial instruments. A restricted cash balance was not required at those Chinese subsidiaries at September 30, 2012 or December 31, 2011.

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

On March 22, 2012, we completed an amendment and restatement of our senior credit facility by increasing the amount and extending the maturity date of our revolving credit facility and adding a new Tranche A Term Facility. The amended and restated facility replaces our former $556 million revolving credit facility, $148 million Tranche B Term Facility and $130 million Tranche B-1 letter of credit/revolving loan facility. The proceeds from this refinancing transaction were used to repay our $148 million Tranche B Term Facility and to

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

fund the purchase and redemption of our $250 million 8 1/8 percent senior notes due in 2015. As of September 30, 2012, the senior credit facility provides us with a total revolving credit facility size of $850 million and a $244 million Tranche A Term Facility, both of which will mature on March 22, 2017. Funds may be borrowed, repaid and re-borrowed under the revolving credit facility without premium or penalty. The revolving credit facility is reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. Outstanding letters of credit reduce our availability to enter into revolving loans under the facility. We are required to make quarterly principal payments under the Tranche A Term Facility of $3.1 million beginning June 30, 2012 through March 31, 2014, $6.3 million beginning June 30, 2014 through March 31, 2015, $9.4 million beginning June 30, 2015 through March 31, 2016, $12.5 million beginning June 30, 2016 through December 31, 2016 and a final payment of $125 million is due on March 22, 2017.

On March 22, 2012, our Tranche A Term Facility and revolving credit facility bear interest at an annual rate equal to, at our option, either (i) London Interbank Offered Rate (“LIBOR”) plus a margin of 250 basis points, or (ii) a rate consisting of the greater of (a) the JPMorgan Chase prime rate plus a margin of 150 basis points, (b) the Federal Funds rate plus 50 basis points plus a margin of 150 basis points, and (c) the Eurodollar Rate plus 100 basis points plus a margin of 150 basis points. The margin we pay on these borrowings will be reduced by 25 basis points following each fiscal quarter for which our consolidated net leverage ratio is less than 1.50 or will be increased by 25 basis points if our consolidated net leverage ratio is greater than or equal to 2.50.

The financial ratios required under the amended and restated senior credit facility and, the actual ratios we achieved for the three quarters of 2012, are as follows:

	Quarter Ended
	March 31, 2012		June 30, 2012		September 30, 2012
	Req.	Act.	Req.	Act.	Req.	Act.
Leverage Ratio (maximum)	3.50	2.07	3.50	2.05	3.50	1.96
Interest Coverage Ratio (minimum)	2.55	5.82	2.55	6.40	2.55	7.18

The financial ratios required under the senior credit facility for each quarter beyond September 30, 2012 include a maximum leverage ratio of 3.50 and a minimum interest coverage ratio of 2.55 through December 31, 2013 and 2.75 thereafter, through March 22, 2017.

On March 8, 2012, we announced a cash tender offer to purchase our outstanding $250 million 8 1/8 percent senior notes due in 2015 and a solicitation of consents to certain proposed amendments to the indenture governing these notes. We received tenders and consents representing $232 million aggregate principal amount of the notes and, on March 22, 2012, we purchased the tendered notes at a price of 104.44 percent of the principal amount (which includes a consent payment of three percent of the principal amount), plus accrued and unpaid interest, and amended the related indenture. On April 6, 2012, we redeemed all remaining outstanding $18 million aggregate principal amount of senior notes that were not purchased pursuant to the tender offer at a price of 104.06 percent of the principal amount, plus accrued and unpaid interest. The additional liquidity provided by the new $850 million revolving credit facility and the new $250 million Tranche A Term Facility was used to fund the total cost of the tender offer and redemption, including all related fees and expenses.

We recorded $17 million of pre-tax charges in March 2012 related to the refinancing of our senior credit facility, the repurchase and redemption of $232 million aggregate principal amount of our 8 1/8 percent senior notes due in 2015 and the write-off of deferred debt issuance costs relating to these senior notes. We recorded an additional $1 million of pre-tax charges during the second quarter of 2012 relating to the redemption of the remaining $18 million aggregate principal amount of our 8 1/8 percent senior notes which occurred in April 2012. During the first quarter of 2011, we recorded $1 million of pre-tax charges related to the repurchase and redemption of our 8 5/ 8 percent senior subordinated notes.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

At September 30, 2012, of the $850 million available under the revolving credit facility, we had unused borrowing capacity of $568 million with $233 million in outstanding borrowings and $49 million in outstanding letters of credit. As of September 30, 2012, our outstanding debt also included $244 million related to our Tranche A Term Facility due March 22, 2017, $225 million of 7 3/4 percent senior notes due August 15, 2018, $500 million of 6 7/8 percent senior notes due December 15, 2020, and $143 million of other debt.

(4) Income Taxes

We reported an income tax benefit of $42 million and expense of $21 million in the three month periods ended September 30, 2012 and 2011, respectively, and an income tax benefit of $3 million and expense of $65 million in the nine month periods ended September 30, 2012 and 2011, respectively. The tax benefit recorded in 2012 differs from the benefit that would be recorded using a U.S. Federal statutory rate of 35 percent due to a net tax benefit of $94 million primarily related to the U.S. 2012 valuation allowance release described below and U.S. taxable income with no associated tax expense, partially offset by the impact of recording a valuation allowance against the tax benefit for tax credits and losses in certain foreign jurisdictions.

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

In 2008, given our historical losses in the U.S., we concluded that our ability to fully utilize our federal and state net operating loss carryforward (“NOL”) was limited. As a result, we recorded a valuation allowance against all of our U.S. deferred tax assets except for our tax planning strategies which had not yet been implemented and which did not depend upon generating future taxable income. Prior to the reversal of the valuation allowance in the third quarter of 2012, we carried a deferred tax asset in the U.S. of $90 million relating to the expected utilization of the federal and state NOL. The recording of a valuation allowance did not impact the amount of the NOL that would be available for federal and state income tax purposes in future periods.

In the three month period ending September 30, 2012, we reversed the tax valuation allowance against our net deferred tax assets in the U.S. based on operating improvements we had made, the outlook for light and commercial vehicle production in the U.S. and the positive impact this should have on our U.S. operations. The net income impact of the tax valuation allowance release in the U.S was a tax benefit of approximately $81 million. We now have a federal NOL at December 31, 2011 of $392 million, which expires beginning in tax years ending in 2022 through 2030. The state NOLs expire in various tax years through 2032.

Valuation allowances have been established in certain foreign jurisdictions for deferred tax assets based on a “more likely than not” threshold. The ability to realize deferred tax assets depends on our ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each tax jurisdiction. We have considered the following possible sources of taxable income when assessing the realization of our deferred tax assets:

•	Future reversals of existing taxable temporary differences;

•	Taxable income or loss, based on recent results, exclusive of reversing temporary differences and carryforwards;

•	Tax-planning strategies; and

•	Taxable income in prior carryback years if carryback is permitted under the relevant tax law.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

In the three month period ending September 30, 2012, we recorded a $21 million tax valuation allowance in Spain for tax credits that may not be utilized due to tax losses in Spain.

The valuation allowances recorded against deferred tax assets generated by taxable losses in Spain and certain other foreign jurisdictions will impact our provision for income taxes until the valuation allowances are released. Our provision for income taxes will include no tax benefit for losses incurred and no tax expense with respect to income generated in these jurisdictions until the respective valuation allowance is eliminated.

(5) Accounts Receivable Securitization

We securitize some of our accounts receivable on a limited recourse basis in North America and Europe. As servicer under these accounts receivable securitization programs, we are responsible for performing all accounts receivable administration functions for these securitized financial assets including collections and processing of customer invoice adjustments. In North America, we have an accounts receivable securitization program with three commercial banks comprised of a first priority facility and a second priority facility. We securitize original equipment and aftermarket receivables on a daily basis under the bank program. In March 2012, the North American program was amended and extended to March 22, 2013. The first priority facility continues to provide financing of up to $110 million and the second priority facility, which is subordinated to the first priority facility, continues to provide up to an additional $40 million of financing. Both facilities monetize accounts receivable generated in the U.S. and Canada that meet certain eligibility requirements, and the second priority facility also monetizes certain accounts receivable generated in the U.S. or Canada that would otherwise be ineligible under the first priority securitization facility. The amendments to the North American program decreased the margin we pay to our banks. The amount of outstanding third-party investments in our securitized accounts receivable under the North American program was $60 million at September 30, 2012 and zero at December 31, 2011.

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

We also securitize receivables in our European operations with regional banks in Europe. The arrangements to securitize receivables in Europe are provided under seven separate facilities provided by various financial institutions in each of the foreign jurisdictions. The commitments for these arrangements are generally for one year, but some may be cancelled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon 15 days, or less, notification. The amount of outstanding third-party investments in our securitized accounts receivable in Europe was $134 million and $121 million at September 30, 2012 and December 31, 2011, respectively.

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

In our North American accounts receivable securitization programs, we transfer a partial interest in a pool of receivables and the interest that we retain is subordinate to the transferred interest. Accordingly, we account for our North American securitization program as a secured borrowing. In our European programs, we transfer

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

accounts receivables in their entirety to the acquiring entities and satisfy all of the conditions established under ASC Topic 860, “Transfers and Servicing,” to report the transfer of financial assets in their entirety as a sale. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under our European securitization programs approximates the fair value of such receivables. We recognized $1 million and less than $1 million in interest expense in the three month periods ended September 30, 2012 and 2011, respectively, and $2 million for each of the nine month periods ended September 30, 2012 and 2011, respectively, relating to our North American securitization program. In addition, we recognized a loss of $1 million in each of three month periods ended September 30, 2012 and 2011, respectively, and $3 million and $4 million for the nine month periods ended September 30, 2012 and 2011, respectively, on the sale of trade accounts receivable in our European accounts receivable securitization programs, representing the discount from book values at which these receivables were sold to our banks. The discount rate varies based on funding costs incurred by our banks, which averaged approximately three percent during the first nine months of both 2012 and 2011.

(6) Restructuring and Other Charges

Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. In 2011, we incurred $8 million in restructuring and related costs, primarily related to headcount reductions in Europe and Australia and the closure of our ride control plant in Cozad, Nebraska, all of which was recorded in cost of sales. In the third quarter of 2012, we incurred $7 million in restructuring and related costs, primarily related to non-cash asset write downs of $4 million in Europe and headcount reductions in South America of which $4 million was recorded in cost of sales and $3 million was recorded in SG&A. For the first nine months of 2012 we have incurred $10 million in restructuring and related costs, primarily related to non-cash asset write downs of $4 million in Europe and headcount reductions in South America of which $7 million was recorded in cost of sales and $3 million was recorded in SG&A.

Amounts related to activities that are part of our restructuring reserves are as follows:

	December 31, 2011 Restructuring Reserve	2012 Expenses	2012 Cash Payments	September 30, 2012 Restructuring Reserve
	(Millions)
Employee Severance and Termination Benefits	$1	6	(6)	$1

Under the terms of our amended and restated senior credit agreement that took effect on March 22, 2012, we are allowed to exclude $80 million of cash charges and expenses, before taxes, related to cost reduction initiatives incurred after March 22, 2012 from the calculation of the financial covenant ratios required under our senior credit facility. As of September 30, 2012, we have excluded $10 million in cumulative allowable charges relating to restructuring initiatives against the $80 million available under the terms of the senior credit facility.

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

On September 13, 2012, we announced our intention to close our aftermarket emission control plant in Vittaryd, Sweden. We expect to complete the closure in the third quarter of 2013. We expect a smooth transition of production from the Vittaryd plant to other Tenneco emission control operations in Laval, France; Edenkoben, Germany; Valencia, Spain and Rybnik, Poland, beginning later this year. The plant closure is subject to consultation with employee works councils. We expect to take restructuring and related charges in the range of $10 million to $14 million. These charges include non-cash asset impairments, the cost of relocating tooling, equipment and production to other facilities, severance and retention payments to employees, and other costs related to the closure. In the third quarter of 2012, we recorded non-cash charges of $4 million related to this initiative. We expect to record the remainder of the charges over the next four quarters.

(7) Environmental Matters, Litigation and Product Warranties

We are involved in environmental remediation matters, legal proceedings, claims, investigations and warranty obligations that are incidental to the conduct of our business and create the potential for contingent losses. We accrue for potential contingent losses when our review of available facts indicates that it is probable a loss has been incurred and the amount of the loss is reasonably estimable. Each quarter we assess our loss contingencies based upon currently available facts, existing technology, and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors and record adjustments to these reserves as required. As an example, we consider all available evidence, including prior experience in remediation of contaminated sites, other companies’ cleanup experiences and data released by the United States Environmental Protection Agency or other organizations when we evaluate our environmental remediation contingencies. Further, all of our loss contingency estimates are subject to revision in future periods based on actual costs or new information. With respect to our environmental liabilities, where future cash flows are fixed or reliably determinable, we have discounted those liabilities. All other environmental liabilities are recorded at their undiscounted amounts. We evaluate recoveries separately from the liability and, when they are assured, recoveries are recorded and reported separately from the associated liability in our consolidated financial statements.

We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense costs related to an existing condition caused by past operations that do not contribute to current or future revenue generation. As of September 30, 2012, we have the obligation to remediate or contribute towards the remediation of certain sites, including one Federal Superfund site. At September 30, 2012, our aggregated estimated share of environmental remediation costs for all these sites on a discounted basis was approximately $18 million, of which $5 million is recorded in other current liabilities and $13 million is recorded in deferred credits and other liabilities in our condensed consolidated balance sheet. For those locations where the liability was discounted, the weighted average discount rate used was 1.45 percent. The undiscounted value of the estimated remediation costs was $21 million. Based on information known to us, we have established reserves that we believe are adequate for these costs. Although we believe these estimates of remediation costs are reasonable and are based on the latest available information, the costs are estimates and are subject to revision as more information becomes available about the extent of

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, certain environmental statutes provide that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at these sites has been considered, where appropriate, in our determination of our estimated liability. We do not believe that any potential costs associated with our current status as a potentially responsible party in the Federal Superfund site, or as a liable party at the other locations referenced herein, will be material to our consolidated results of operations, financial position or cash flows.

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

Below is a table that shows the activity in the warranty accrual accounts:

	Nine Months Ended September 30,
	2012	2011
	(Millions)
Beginning Balance January 1,	$26	$33
Accruals related to product warranties	10	7
Reductions for payments made	(13)	(13)

Ending Balance September 30,	$23	$27

In the fourth quarter of 2011, we encountered an issue in our North America OE ride control business involving struts supplied on one particular OE platform. As a result, we directly incurred approximately $2 million in premium freight and overtime costs in the fourth quarter of 2011 and $2 million in the first nine months of 2012. We are continuing to work through details with the customer to determine responsibility for any other costs associated with this issue. We cannot estimate the amount of these costs at this time, but do not believe they will be material to our annual operating results.

(8) Earnings Per Share

Earnings per share of common stock outstanding were computed as follows:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
	(Millions Except Share and Per Share Amounts)
Basic earnings per share —
Net income attributable to Tenneco Inc.	$125	$30	$242	$127

Weighted Average shares of common stock outstanding	59,766,097	59,793,866	59,983,310	59,866,717

Earnings per average share of common stock	$2.09	$0.51	$4.04	$2.12

Diluted earnings per share —
Net income attributable to Tenneco Inc.	$125	$30	$242	$127

Weighted Average shares of common stock outstanding	59,766,097	59,793,866	59,983,310	59,866,717
Effect of dilutive securities:
Restricted stock	120,169	227,243	132,755	283,543
Stock options	1,063,366	1,520,367	1,150,059	1,652,143

Weighted Average shares of common stock outstanding including dilutive securities	60,949,632	61,541,476	61,266,124	61,802,403

Earnings per average share of common stock	$2.05	$0.49	$3.95	$2.06

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Options to purchase 521,249 and 202,009 shares of common stock were outstanding as of September 30, 2012 and 2011, respectively, but not included in the computation of diluted earnings per share respectively, because the options were anti-dilutive.

(9) Common Stock

Equity Plans — We have granted a variety of awards, including common stock, restricted stock, restricted stock units, performance units, stock appreciation rights (“SARs”), and stock options to our directors, officers, and employees.

Accounting Methods — We have recorded $1 million in compensation expense in the three months ended September 30, 2012 and 2011, and $4 million and $2 million in compensation expense in the nine months ended September 30, 2012 and 2011, respectively, related to nonqualified stock options as part of our selling, general and administrative expense. This resulted in a decrease of $0.02 and $0.01 in both basic and diluted earnings per share for the three months ended September 30, 2012 and 2011, respectively, and a decrease of $0.07 and $0.04 in both basic and diluted earnings per share for the nine months ended September 30, 2012 and 2011, respectively.

For employees eligible to retire at the grant date, we immediately expense stock options and restricted stock. If employees become eligible to retire during the vesting period, we immediately recognize any remaining expense associated with their stock options and restricted stock.

As of September 30, 2012, there was approximately $6 million of unrecognized compensation costs related to our stock option awards that we expect to recognize over a weighted average period of 1.3 years.

Compensation expense for restricted stock, restricted stock units, long-term performance units and SARs was $3 million and $1 million for the three months ended September 30, 2012 and 2011, respectively, and $11 million and $8 million for the nine months ended September 30, 2012 and 2011 respectively, and was recorded in selling, general, and administrative expense in our condensed consolidated statements of income.

Cash received from stock option exercises for the nine months ended September 30, 2012 and 2011 was $3 million and $4 million, respectively. Stock option exercises in the first nine months of 2012 and 2011 would have generated an excess tax benefit of $1 million and $3 million, respectively. We did not record the excess tax benefit as we have federal and state net operating losses which were not being utilized.

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

Stock Options — The following table reflects the status and activity for all options to purchase common stock for the period indicated:

	Nine Months Ended September 30, 2012
	Shares Under Option	Weighted Avg. Exercise Prices	Weighted Avg. Remaining Life in Years	Aggregate Intrinsic Value
				(Millions)
Outstanding Stock Options
Outstanding, January 1, 2012	2,743,199	$17.43	4.0	$37
Granted	316,799	29.83
Canceled	(22,840)	16.00
Forfeited	(15,206)	16.68
Exercised	(104,742)	13.99		2

Outstanding, March 31, 2012	2,917,210	$18.92	4.2	$51
Granted	8,729	38.52
Forfeited	(4,417)	32.03
Exercised	(10,274)	5.56		—

Outstanding, June 30, 2012	2,911,248	$19.00	4.0	$36
Granted	202	28.76
Forfeited	(15,602)	25.54
Exercised	(117,242)	12.75		2

Outstanding, September 30, 2012	2,778,606	$19.23	3.9	$31

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2012 and 2011 was $17.49 and $26.11, respectively. The total fair value of shares vested was $4 million and $3 million for the periods ended September 30, 2012 and 2011.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Restricted Stock — The following table reflects the status for all nonvested restricted shares for the period indicated:

	Nine Months Ended September 30, 2012
	Shares	Weighted Avg. Grant Date Fair Value
Nonvested Restricted Shares
Nonvested balance at January 1, 2012	407,751	$22.64
Granted	217,225	29.83
Vested	(246,314)	15.74
Forfeited	(2,378)	9.71

Nonvested balance at March 31, 2012	376,284	$31.39
Granted	5,974	38.52
Vested	(7,126)	24.32
Forfeited	(2,491)	31.79

Nonvested balance at June 30, 2012	372,641	$31.64
Granted	125	28.76
Vested	(20,660)	30.63
Forfeited	(3,161)	32.12

Nonvested balance at September 30, 2012	348,945	$31.69

The fair value of restricted stock grants is equal to the average of the high and low trading price of our stock on the date of grant. As of September 30, 2012, approximately $6 million of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of approximately 1.8 years. The total fair value of restricted shares vested was $5 million and $2 million at September 30, 2012 and 2011, respectively.

In January 2012, our Board of Directors approved a share repurchase program, authorizing us to repurchase up to 600,000 shares of Tenneco’s outstanding common stock over a 12 month period. This share repurchase program is intended to offset dilution from shares of restricted stock and stock options issued in 2012 to employees. We purchased all of the 600,000 shares during the second quarter of 2012 through open market purchases, which were funded through cash from operations, at a total cost of $18 million, at an average price of $29.22 per share. These repurchased shares are held as part of our treasury stock which increased to 2,294,692 shares at September 30, 2012 from 1,694,692 shares at December 31, 2011.

Long-Term Performance Units, Restricted Stock Units and SARs — Long-term performance units, restricted stock units and SARs are paid in cash and recognized as a liability based upon their fair value. As of September 30, 2012, $10 million of total unrecognized compensation costs is expected to be recognized over a weighted-average period of approximately 1.8 years.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

(10) Pension Plans, Postretirement and Other Employee Benefits

Net periodic pension costs (income) and postretirement benefit costs (income) consist of the following components:

	Three Months Ended September 30,
	Pension				Postretirement
	2012		2011		2012	2011
	US	Foreign	US	Foreign	US	US
	(Millions)
Service cost — benefits earned during the period	$1	$1	$1	$2	$—	$—
Interest cost	5	5	5	5	2	2
Expected return on plan assets	(5)	(4)	(6)	(5)	—	—
Net amortization:
Actuarial loss	1	2	1	1	1	1
Prior service cost (credit)	—	—	—	—	(2)	(1)

Net pension and postretirement costs	$2	$4	$1	$3	$1	$2

	Nine Months Ended September 30,
	Pension				Postretirement
	2012		2011		2012	2011
	US	Foreign	US	Foreign	US	US
	(Millions)
Service cost — benefits earned during the period	$1	$5	$1	$5	$—	$—
Interest cost	15	14	15	15	5	6
Expected return on plan assets	(16)	(15)	(17)	(15)	—	—
Net amortization:
Actuarial loss	5	6	3	4	4	3
Prior service cost (credit)	—	1	—	1	(5)	(4)

Net pension and postretirement costs	$5	$11	$2	$10	$4	$5

For the nine months ended September 30, 2012, we made pension contributions of $21 million and $16 million for our domestic and foreign pension plans, respectively. Based on current actuarial estimates, we believe we will be required to contribute approximately $11 million for the remainder of 2012. Pension contributions beyond 2012 will be required, but those amounts will vary based upon many factors, including the performance of our pension fund investments during 2012.

We made postretirement contributions of approximately $7 million during the first nine months of 2012. Based on current actuarial estimates, we believe we will be required to contribute approximately $2 million for the remainder of 2012.

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Amounts recognized for pension and postretirement benefits in other comprehensive income for the three and nine month periods ended September 30, 2012 and 2011 include the following components:

	Three Months Ended September 30,
	2012			2011
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before- Tax Amount	Tax Benefit	Net-of-Tax Amount
	(Millions)
Defined benefit pension and postretirement plans:
Amortization of prior service cost included in net periodic pension and postretirement cost	$(2)	$—	$(2)	$(1)	$—	$(1)
Amortization of actuarial loss included in net periodic pension and postretirement cost	4	1	5	3	2	5

Other comprehensive income – pension benefits	$2	$1	$3	$2	$2	$4

	Nine Months Ended September 30,
	2012			2011
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before- Tax Amount	Tax Benefit	Net-of-Tax Amount
	(Millions)
Defined benefit pension and postretirement plans:
Amortization of prior service cost included in net periodic pension and postretirement cost	$(4)	$—	$(4)	$(3)	$—	$(3)
Amortization of actuarial loss included in net periodic pension and postretirement cost	15	—	15	10	1	11

Other comprehensive income – pension benefits	$11	$—	$11	$7	$1	$8

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

(11) New Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting guidance for impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories.

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with the accounting guidance for goodwill for impairment. This amendment is effective for a reporting entity’s first interim or annual period beginning on or after September 15, 2012. The adoption of this amendment on October 1, 2012 did not have any impact on our condensed consolidated financial statements.

In December 2011, the FASB issued an amendment relating to the disclosure about offsetting assets and liabilities. This amendment requires disclosure to provide information to help reconcile differences in the offsetting requirements under U.S. GAAP and IFRS. A reporting entity will be required to disclose (1) the gross amount of recognized assets and liabilities, (2) the amounts offset to determine the net amounts presented in the statement of financial position, (3) the net amounts presented in the statement of financial position, (4) the amounts subject to an enforceable master netting arrangement or similar agreement not otherwise included in (2), and (5) the net amount after deducting the amounts in (4) and (3). This amendment is effective for a reporting entity’s interim and annual periods beginning on or after January 1, 2013. We do not believe the adoption of this amendment relating to the disclosure about offsetting assets and liabilities on January 1, 2013 will have any material impact on our condensed consolidated financial statements.

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

In April 2011, the FASB issued an amendment to the accounting guidance for transfers of financial assets which changes the criteria that must be met to achieve sales accounting. This amendment removes from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. In addition, this amendment eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. This amendment is effective for a reporting entity’s first interim or annual period beginning on or after December 15, 2011. The adoption of this amendment on January 1, 2012 did not have any impact on our condensed consolidated financial statements.

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table summarizes certain Tenneco Inc. segment information:

	Segment
	North America	Europe	Asia Pacific		Reclass & Elims	Consolidated
	(Millions)
For the Three Months Ended September 30, 2012
Revenues from external customers	$891	$659	$228		$—	$1,778
Intersegment revenues	4	32	7		(43)	—
Earnings before interest expense, income taxes, and noncontrolling interests	77	13	21		—	111
For the Three Months Ended September 30, 2011
Revenues from external customers	$842	$727	$204		$—	$1,773
Intersegment revenues	3	43	6		(52)	—
Earnings before interest expense, income taxes, and noncontrolling interests	46	36	2	(1)	—	84
At September 30, 2012 and for the Nine Months Then Ended
Revenues from external customers	$2,873	$2,101	$636		$—	$5,610
Intersegment revenues	14	119	23		(156)	—
Earnings before interest expense, income taxes, and noncontrolling interests	234	62	48		—	344
Total assets	$1,686	$1,402	$603		$11	$3,702
At September, 2011 and for the Nine Months Then Ended
Revenues from external customers	$2,567	$2,285	$569		$—	$5,421
Intersegment revenues	9	122	19		(150)	—
Earnings before interest expense, income taxes, and noncontrolling interests	170	97	24	(1)	—	291
Total assets	1,473	1,408	528		27	3,436

(1)	Includes a goodwill impairment charge of $11 million related to our Australian reporting unit.

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended September 30, 2012
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$792	$986	$—	$—	$1,778
Affiliated companies	43	123	—	(166)	—

	835	1,109	—	(166)	1,778

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	771	889	—	(166)	1,494
Engineering, research, and development	14	14	—	—	28
Selling, general, and administrative	26	67	1	—	94
Depreciation and amortization of other intangibles	18	31	—	—	49

	829	1,001	1	(166)	1,665

Other income (expense)
Loss on sale of receivables	—	(1)	—	—	(1)
Other income (loss)	13	(11)	—	(3)	(1)

	13	(12)	—	(3)	(2)

Earnings (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	19	96	(1)	(3)	111

Interest expense —
External (net of interest capitalized)	—	1	20	—	21
Affiliated companies (net of interest income)	57	(21)	(36)	—	—

Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	(38)	116	15	(3)	90

Income tax expense	(77)	35	—	—	(42)
Equity in net income (loss) from affiliated companies	73	—	110	(183)	—

Net Income	112	81	125	(186)	132

Less: Net income attributable to noncontrolling interests	—	7	—	—	7

Net income (loss) attributable to Tenneco Inc.	$112	$74	$125	$(186)	$125

Comprehensive income (loss) attributable to Tenneco Inc.	$117	$86	$125	$(186)	$142

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended September 30, 2011
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$761	$1,012	$—	$—	$1,773
Affiliated companies	40	126	—	(166)	—

	801	1,138	—	(166)	1,773

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	568	1,090	—	(166)	1,492
Goodwill impairment charge	—	11	—	—	11
Engineering, research, and development	14	18	—	—	32
Selling, general, and administrative	34	65	2	—	101
Depreciation and amortization of other intangibles	18	33	—	—	51

	634	1,217	2	(166)	1,687

Other income (expense)
Loss on sale of receivables	—	(1)	—	—	(1)
Other income (expense)	(3)	2	—	—	(1)

	(3)	1	—	—	(2)

Earnings before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	164	(78)	(2)	—	84

Interest expense —
External (net of interest capitalized)	—	2	25	—	27
Affiliated companies (net of interest income)	54	(18)	(36)	—	—

Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	110	(62)	9	—	57

Income tax expense	3	18	—	—	21
Equity in net income (loss) from affiliated companies	(89)	—	21	68	—

Net income (loss)	18	(80)	30	68	36

Less: Net income attributable to noncontrolling interests	—	6	—	—	6

Net income (loss) attributable to Tenneco Inc.	$18	$(86)	$30	$68	$30

Comprehensive income (loss) attributable to Tenneco Inc.	$1	$(147)	$30	$68	$(48)

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the Nine Months Ended September 30, 2012
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$2,579	$3,031	$—	$—	$5,610
Affiliated companies	139	420	—	(559)	—

	2,718	3,451	—	(559)	5,610

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	2,389	2,866	—	(559)	4,696
Engineering, research, and development	42	52	—	—	94
Selling, general, and administrative	103	214	4	—	321
Depreciation and amortization of other intangibles	54	94	—	—	148

	2,588	3,226	4	(559)	5,259

Other income (expense)
Loss on sale of receivables	—	(3)	—	—	(3)
Other income (loss)	59	(21)	—	(42)	(4)

	59	(24)	—	(42)	(7)

Earnings (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	189	201	(4)	(42)	344

Interest expense —
External (net of interest capitalized)	—	3	81	—	84
Affiliated companies (net of interest income)	169	(63)	(106)	—	—

Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	20	261	21	(42)	260

Income tax expense	(70)	67	—	—	(3)
Equity in net income (loss) from affiliated companies	170	—	221	(391)	—

Net Income	260	194	242	(433)	263

Less: Net income attributable to noncontrolling interests	—	21	—	—	21

Net income (loss) attributable to Tenneco Inc.	$260	$173	$242	$(433)	$242

Comprehensive income (loss) attributable to Tenneco Inc.	$262	$179	$242	$(433)	$250

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the Nine Months Ended September 30, 2011
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$2,331	$3,090	$—	$—	$5,421
Affiliated companies	121	383	—	(504)	—

	2,452	3,473	—	(504)	5,421

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	2,013	3,014	—	(504)	4,523
Goodwill impairment charge	—	11	—	—	11
Engineering, research, and development	42	60	—	—	102
Selling, general, and administrative	106	219	3	—	328
Depreciation and amortization of other intangibles	55	101	—	—	156

	2,216	3,405	3	(504)	5,120

Other income (expense)
Loss on sale of receivables	—	(4)	—	—	(4)
Other income (expense)	29	—	—	(35)	(6)

	29	(4)	—	(35)	(10)

Earnings before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	265	64	(3)	(35)	291

Interest expense —
External (net of interest capitalized)	—	4	77	—	81
Affiliated companies (net of interest income)	156	(52)	(104)	—	—

Earnings before income taxes, noncontrolling interests, and equity in net income from affiliated companies	109	112	24	(35)	210

Income tax expense	8	57	—	—	65
Equity in net income (loss) from affiliated companies	29	—	103	(132)	—

Net income (loss)	130	55	127	(167)	145

Less: Net income attributable to noncontrolling interests	—	18	—	—	18

Net income (loss) attributable to Tenneco Inc.	$130	$37	$127	$(167)	$127

Comprehensive income (loss) attributable to Tenneco Inc.	$131	$13	$127	$(167)	$104

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

BALANCE SHEET

	September 30, 2012
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$4	$203	$—	$—	$207
Receivables, net	362	1,290	29	(550)	1,131
Inventories	280	392	—	—	672
Deferred income taxes	70	—	5	(5)	70
Prepayments and other	22	171	—	—	193

Total current assets	738	2,056	34	(555)	2,273

Other assets:
Investment in affiliated companies	537	—	758	(1,295)	—
Notes and advances receivable from affiliates	4,227	3,773	6,130	(14,130)	—
Long-term receivables, net	2	2	—	—	4
Goodwill	22	51	—	—	73
Intangibles, net	18	19	—	—	37
Deferred income taxes	7	24	91	—	122
Other	31	44	30	—	105

	4,844	3,913	7,009	(15,425)	341

Plant, property, and equipment, at cost	1,076	2,206	—	—	3,282
Less — Accumulated depreciation and amortization	(756)	(1,438)	—	—	(2,194)

	320	768	—	—	1,088

Total assets	$5,902	$6,737	$7,043	$(15,980)	$3,702

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)
Short-term debt — non-affiliated	$—	$132	$2	$—	$134
Short-term debt — affiliated	131	266	10	(407)	—
Trade payables	460	842	—	(114)	1,188
Accrued taxes	(91)	148	—	—	57
Other	132	190	14	(34)	302

Total current liabilities	632	1,578	26	(555)	1,681

Long-term debt — non-affiliated	—	8	1,203	—	1,211
Long-term debt — affiliated	4,833	3,767	5,530	(14,130)	—
Deferred income taxes	—	41	—	—	41
Postretirement benefits and other liabilities	390	78	—	4	472
Commitments and contingencies
Total liabilities	5,855	5,472	6,759	(14,681)	3,405

Redeemable noncontrolling interests	—	13	—	—	13

Tenneco Inc. shareholders’ equity	47	1,210	284	(1,299)	242

Noncontrolling interests	—	42	—	—	42

Total equity	47	1,252	284	(1,299)	284

Total liabilities, redeemable noncontrolling interests and equity	$5,902	$6,737	$7,043	$(15,980)	$3,702

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

STATEMENT OF CASH FLOWS

	Three Months Ended September 30, 2012
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$107	$69	$(51)	$—	$125

Investing Activities
Proceeds from sale of assets	—	1	—	—	1
Cash payments for plant, property, and equipment	(32)	(38)	—	—	(70)
Cash payments for software related intangible assets	(3)	—	—	—	(3)
Cash payments for net assets purchased	(7)	—	—	—	(7)

Net cash used by investing activities	(42)	(37)	—	—	(79)

Financing Activities
Retirement of long-term debt	—	—	(3)	—	(3)
Issuance of long-term debt	—	—	—	—	—
Debt issuance cost of long-term debt	—	—	—	—	—
Purchase of common stock under the share repurchase program	—	—	—	—	—
Increase (decrease) in bank overdrafts	—	2	—	—	2
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivables	—	(1)	(18)	—	(19)
Net increase (decrease) in short-term borrowings secured by accounts receivables	—	—	—	—	—
Intercompany dividends and net increase (decrease) in intercompany obligations	(61)	(11)	72	—	—
Capital contribution from noncontrolling interest partners	—	4	—	—	4
Distributions to noncontrolling interest partners	—	(9)	—	—	(9)

Net cash provided (used) by financing activities	(61)	(15)	51	—	(25)

Effect of foreign exchange rate changes on cash and cash equivalents	—	5	—	—	5

Increase (decrease) in cash and cash equivalents	4	22	—	—	26
Cash and cash equivalents, July 1	—	181	—	—	181

Cash and cash equivalents, September 30 (Note)	$4	$203	$—	$—	$207

Note: Cash	and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

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

TENNECO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2012
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$231	$72	$(177)	$—	$126

Investing Activities
Proceeds from sale of assets	—	2	—	—	2
Cash payments for plant, property, and equipment	(79)	(116)	—	—	(195)
Cash payments for software related intangible assets	(5)	(5)	—	—	(10)
Cash payments for net assets purchased	(7)	—	—	—	(7)

Net cash used by investing activities	(91)	(119)	—	—	(210)

Financing Activities
Retirement of long-term debt	—	(1)	(405)	—	(406)
Issuance of long-term debt	—	—	250	—	250
Debt issuance cost of long-term debt	—	—	(13)	—	(13)
Purchase of common stock under the share repurchase program	—	—	(18)	—	(18)
Increase (decrease) in bank overdrafts	—	2	—	—	2
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivables	—	67	150	—	217
Net increase (decrease) in short-term borrowings secured by accounts receivables	—	—	60	—	60
Intercompany dividends and net increase (decrease) in intercompany obligations	(137)	(16)	153	—	—
Capital contribution from noncontrolling interest partners	—	5	—	—	5
Distributions to noncontrolling interest partners	—	(27)	—	—	(27)

Net cash provided (used) by financing activities	(137)	30	177	—	70

Effect of foreign exchange rate changes on cash and cash equivalents	—	7	—	—	7

Increase (decrease) in cash and cash equivalents	3	(10)	—	—	(7)
Cash and cash equivalents, January 1	1	213	—	—	214

Cash and cash equivalents, September 30 (Note)	$4	$203	$—	$—	$207

Note: Cash	and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

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

For the third quarter of 2012, light vehicle production was up 14 percent in North America, seven percent in Australia, six percent in China, and two percent in South America. Light vehicle production was down in the third quarter of 2012 when compared to the third quarter of 2011 by six percent in Europe and three percent in India.

We have a substantial amount of indebtedness. As such, our ability to generate cash — both to fund operations and service our debt — is also a significant area of focus for our Company. See “Liquidity and Capital Resources” below for further discussion of cash flows and Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Total revenues for the third quarter of 2012 were $1,778 million slightly up from $1,773 million in the third quarter of 2011. Excluding the impact of currency and substrate sales, revenue was up $89 million, or 6 percent, from $1,373 million to $1,462 million, driven primarily by strong OE light vehicle production volumes in North America and China and incremental commercial vehicle business revenues globally.

Cost of sales: Cost of sales for the third quarter of 2012 was $1,494 million, or 84.0 percent of sales, compared to $1,492 million, or 84.2 percent of sales in the third quarter of 2011. The following table lists the primary drivers behind the change in cost of sales ($ millions).

Quarter ended September 30, 2011	$1,492
Volume and mix	71
Material	(12)
Currency exchange rates	(73)
Other Costs	16

Quarter ended September 30, 2012	$1,494

The increase in cost of sales was due primarily to the year-over-year increase in production volumes, other costs, mainly manufacturing, partially offset by lower material costs and the impact of foreign currency exchange rates.

Gross margin: Revenue less cost of sales for the third quarter of 2012 was $284 million, or 16.0 percent, versus $281 million, or 15.8 percent in the third quarter of 2011. The effects on gross margin resulting from higher volumes and material cost management were partially offset by a higher mix of OE revenues, negative currency and higher manufacturing costs.

Engineering, research and development: Engineering, research and development expense was $28 million and $32 million in the third quarters of 2012 and 2011, respectively. Increased engineering cost recoveries and a stronger U.S. dollar drove the decrease in expense year-over-year.

Selling, general and administrative: Selling, general and administrative expense was down $7 million in the third quarter of 2012, at $94 million, compared to $101 million in the third quarter of 2011. A $5 million benefit from property recoveries related to transactions originated by The Pullman Company before being acquired by Tenneco in 1996 and the stronger U.S. dollar primarily drove the decrease in expense year-over-year.

Depreciation and amortization: Depreciation and amortization expense in the third quarter of 2012 was $49 million, compared to $51 million in the third quarter of 2011 primarily due to a stronger U.S. dollar.

Goodwill impairment: There were no goodwill impairment charges in the third quarter of 2012. In August 2011, we performed an impairment evaluation of our Australian reporting unit’s goodwill balance as a result of continued deterioration of that reporting unit’s financial performance driven primarily by significant declines in industry production volumes in that region. As a result of our impairment evaluation, we concluded that the remaining amount of goodwill related to our Australian reporting unit was impaired and accordingly, we recorded a goodwill impairment charge of $11 million during the third quarter of 2011.

Earnings before interest expense, taxes and noncontrolling interests (“EBIT”) were $111 million for the third quarter of 2012, an improvement of $27 million when compared to $84 million in the third quarter of the prior year. Stronger light vehicle production volumes in North America and China, the related fixed manufacturing cost absorption, incremental commercial vehicle business, effective operational cost control, which included decreased material costs net of recoveries partially offset by increased manufacturing costs, a benefit of $5 million from property recoveries related to transactions originated by The Pullman Company before being acquired by Tenneco in 1996, higher engineering cost recoveries, and no goodwill impairment charges drove the year-over-year increase to EBIT. Partially offsetting the increase were higher restructuring and related expenses and $2 million of negative currency.

Total revenues for the first nine months of 2012 were up three percent to $5,610 million from $5,421 million for the first nine months of 2011. Excluding the impact of currency and substrate sales, revenue was up $385 million, from $4,163 million to $4,548 million, driven by higher year-over-year OE vehicle production levels, incremental commercial vehicle revenue and higher North American aftermarket sales.

Cost of sales: Cost of sales for the first nine months of 2012 was $4,696 million, or 83.7 percent of sales, compared to $4,523 million, or 83.4 percent of sales in the first nine months of 2011. The following table lists the primary drivers behind the change in cost of sales ($ millions).

Nine months ended September 30, 2011	$4,523
Volume and mix	348
Material	(10)
Currency exchange rates	(210)
Other Costs	45

Nine months ended September 30, 2012	$4,696

The increase in cost of sales was due primarily to the year-over-year increase in production volumes, and other costs, mainly manufacturing, partially offset by lower material costs and the impact of foreign currency exchange rates.

Gross margin: Revenue less cost of sales for the first nine months of 2012 was $914 million, or 16.3 percent, versus $898 million, or 16.6 percent in the first nine months of 2011. The effect on gross margin resulting from higher volumes and material cost management were more than offset by a higher mix of OE revenues, negative currency and higher manufacturing costs.

Engineering, research and development: Engineering, research and development expense was $94 million and $102 million in the first nine months of 2012 and 2011, respectively. Increased spending to support customer programs, technology applications, and growth in emerging markets were more than offset by increased engineering cost recoveries and a strong U.S. dollar which drove the decrease in expense year-over-year.

Selling, general and administrative: Selling, general and administrative expense was $321 million and $328 million in the first nine months of 2012 and 2011, respectively. Increased costs due to investments in new facilities in China and Thailand were more than offset by reduced stock-indexed compensation, lower aftermarket changeover costs, and a $5 million benefit from property recoveries related to transactions originated by The Pullman Company before being acquired by Tenneco in 1996.

Depreciation and amortization: Depreciation and amortization expense in the first nine months of 2012 was $148 million, compared to $156 million in the first nine months of 2011 primarily due to a stronger U.S. dollar.

Goodwill impairment: There were no goodwill impairment charges in the first nine months of 2012. We recorded a goodwill impairment charge of $11 million during the first nine months of 2011.

EBIT was $344 million for the first nine months of 2012, an improvement of $53 million, when compared to $291 million in the first nine months of 2011. Higher light vehicle OE production volumes, the related fixed manufacturing cost absorption, incremental commercial vehicle business, higher North American aftermarket sales, a $5 million benefit from property recoveries related to transactions originated by The Pullman Company before being acquired by Tenneco in 1996, increased engineering cost recoveries and no goodwill impairment charges drove the year-over-year increase to EBIT. Partially offsetting the increase were higher costs due to investments in new facilities in China and Thailand, unfavorable pricing, primarily related to contractual price reductions, higher restructuring and related expenses, increased manufacturing and freight expenses and negative currency of $19 million.

Results from Operations

Net Sales and Operating Revenues for the Three Months Ended September 30, 2012 and 2011

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

	Three Months Ended September 30, 2012
	Revenues	Currency Impact	Revenues Excluding Currency	Substrate Sales Excluding Currency	Revenues Excluding Currency and Substrate Sales
	(Millions)
North America Original Equipment
Ride Control	$160	$—	$160	$—	$160
Emission Control	537	—	537	227	310

Total North America Original Equipment	697	—	697	227	470
North America Aftermarket
Ride Control	139	1	138	—	138
Emission Control	55	—	55	—	55

Total North America Aftermarket	194	1	193	—	193
Total North America	891	1	890	227	663
Europe Original Equipment
Ride Control	112	(13)	125	—	125
Emission Control	328	(38)	366	131	235

Total Europe Original Equipment	440	(51)	491	131	360
Europe Aftermarket
Ride Control	50	(6)	56	—	56
Emission Control	29	(3)	32	—	32

Total Europe Aftermarket	79	(9)	88	—	88
South America & India	140	(28)	168	24	144
Total Europe, South America & India	659	(88)	747	155	592
Asia	186	2	184	17	167
Australia	42	(1)	43	3	40

Total Asia Pacific	228	1	227	20	207

Total Tenneco	$1,778	$(86)	$1,864	$402	$1,462

	Three Months Ended September 30, 2011
	Revenues	Currency Impact	Revenues Excluding Currency	Substrate Sales Excluding Currency	Revenues Excluding Currency and Substrate Sales
	(Millions)
North America Original Equipment
Ride Control	$149	$—	$149	$—	$149
Emission Control	500	—	500	225	275

Total North America Original Equipment	649	—	649	225	424
North America Aftermarket
Ride Control	133	—	133	—	133
Emission Control	60	—	60	—	60

Total North America Aftermarket	193	—	193	—	193
Total North America	842	—	842	225	617
Europe Original Equipment
Ride Control	138	—	138	—	138
Emission Control	335	—	335	117	218

Total Europe Original Equipment	473	—	473	117	356
Europe Aftermarket
Ride Control	57	—	57	—	57
Emission Control	35	—	35	—	35

Total Europe Aftermarket	92	—	92	—	92
South America & India	162	—	162	26	136
Total Europe, South America & India	727	—	727	143	584
Asia	159	—	159	28	131
Australia	45	—	45	4	41

Total Asia Pacific	204	—	204	32	172

Total Tenneco	$1,773	$—	$1,773	$400	$1,373

	Three Months Ended September 30, 2012 Versus Three Months Ended September 30, 2011 Dollar and Percent Increase (Decrease)
	Revenues	Percent	Revenues Excluding Currency and Substrate Sales	Percent
	(Millions Except Percent Amounts)
North America Original Equipment
Ride Control	$11	7%	$11	7%
Emission Control	37	7%	35	13%

Total North America Original Equipment	48	7%	46	11%
North America Aftermarket
Ride Control	6	5%	5	4%
Emission Control	(5)	(8)%	(5)	(8)%

Total North America Aftermarket	1	1%	—	—
Total North America	49	6%	46	7%
Europe Original Equipment
Ride Control	(26)	(20)%	(13)	(10)%
Emission Control	(7)	(2)%	17	8%

Total Europe Original Equipment	(33)	(7)%	4	1%
Europe Aftermarket
Ride Control	(7)	(9)%	(1)	(2)%
Emission Control	(6)	(19)%	(3)	(12)%

Total Europe Aftermarket	(13)	(13)%	(4)	(3)%
South America & India	(22)	(14)%	8	5%
Total Europe, South America & India	(68)	(9)%	8	1%
Asia	27	17%	36	27%
Australia	(3)	(5)%	(1)	(2)%

Total Asia Pacific	24	12%	35	20%

Total Tenneco	$5	0%	$89	6%

Light Vehicle Industry Production by Region for Three Months Ended September 30, 2012 and 2011 (According to IHS Automotive, October 2012)

	Three Months Ended September 30,
	2012	2011	Increase (Decrease)	% Increase (Decrease)
	(Number of Vehicles in Thousands)
North America	3,631	3,182	449	14%
Europe	4,273	4,541	(268)	(6)%
South America	1,168	1,148	20	2%
India	858	881	(23)	(3)%

Total Europe, South America & India	6,299	6,570	(271)	(4)%
China	4,338	4,091	247	6%
Australia	67	63	4	7%

Total revenues for the third quarter of 2012 were $1,778 million ($324 million in aftermarket revenues and $1,454 million in original equipment revenues), slightly up from $1,773 million ($339 million in aftermarket revenues and $1,434 million in original equipment revenues).

North American light vehicle production increased 14 percent, while industry Class 8 commercial vehicle production was up nine percent and industry Class 4-7 commercial vehicle production was up seven percent in the third quarter of 2012 when compared to the third quarter of last year. Revenues from our North American operations increased in 2012 compared to last year’s third quarter due to higher OE sales of both business units. Aftermarket revenues were even with last year’s third quarter. The increase in North American OE revenues was primarily driven by improved production volumes, which accounted for $44 million of the year-over-year change in revenues, on Tenneco-supplied vehicles. Also contributing to the increase was a five percent increase in commercial vehicle OE revenues year-over-year. The increase in ride control aftermarket revenue for North America was primarily due to higher volumes and price increases which were offset by lower emission controls volumes.

Our European, South American and Indian segment’s revenues decreased in the third quarter of 2012 compared to the third quarter of last year, due to decreased sales in all European OE and aftermarket business units, as well as in South America. In the third quarter of 2012, total European light vehicle industry production was down six percent, and industry Class 8 commercial vehicle production was down nine percent while industry Class 4-7 commercial vehicle production was down two percent when compared to the third quarter of 2011. Currency negatively impacted Europe OE revenues by $51 million and also negatively impacted European aftermarket revenues by $9 million year-over-year. Excluding currency, Europe OE revenues improved due to higher volumes of $20 million as well as the ramp-up on commercial vehicle programs. Excluding currency, European ride control aftermarket revenues were down compared to last year due to lower sales volumes which had a $1 million impact. Excluding currency, European emission control aftermarket sales were down mainly due to volumes which accounted for $4 million of the decline, primarily related to weak market conditions. Light vehicle production increased two percent in South America but decreased three percent in India for the third quarter of 2012 when compared to the third quarter of 2011. Excluding the negative impact of currency, the South American revenue decline was more than offset by higher revenues in India in the third quarter of 2012 when compared to the prior year’s third quarter.

Industry light vehicle production in the third quarter of 2012 increased six percent year-over-year in China and seven percent year-over-year in Australia. Revenues from our Asia Pacific segment increased mainly due to higher sales in China. Excluding positive foreign currency, Asian revenues for the third quarter of 2012 improved from the third quarter of last year, primarily due to $29 million from higher volumes and strong platform mix, particularly in China, on key Tenneco-supplied platforms. Excluding $1 million in unfavorable foreign currency, lower OE production volumes in Australia drove a $2 million impact on revenue for the third quarter of 2012 over the third quarter of 2011.

Net Sales and Operating Revenues for the Nine Months Ended September 30, 2012 and 2011

	Nine Months Ended September 30, 2012
	Revenues	Currency Impact	Revenues Excluding Currency	Substrate Sales Excluding Currency Impact	Revenues Excluding Currency and Substrate Sales
	(Millions)
North America Original Equipment
Ride Control	$504	$(2)	$506	$—	$506
Emission Control	1,771	—	1,771	773	998

Total North America Original Equipment	2,275	(2)	2,277	773	1,504
North America Aftermarket
Ride Control	437	1	436	—	436
Emission Control	161	—	161	—	161

Total North America Aftermarket	598	1	597	—	597
Total North America	2,873	(1)	2,874	773	2,101
Europe Original Equipment
Ride Control	381	(39)	420	—	420
Emission Control	1,060	(113)	1,173	409	764

Total Europe Original Equipment	1,441	(152)	1,593	409	1,184
Europe Aftermarket
Ride Control	150	(19)	169	—	169
Emission Control	81	(8)	89	—	89

Total Europe Aftermarket	231	(27)	258	—	258
South America & India	429	(71)	500	68	432
Total Europe, South America & India	2,101	(250)	2,351	477	1,874
Asia	518	(2)	520	59	461
Australia	118	(2)	120	8	112

Total Asia Pacific	636	(4)	640	67	573

Total Tenneco	$5,610	$(255)	$5,865	$1,317	$4,548

	Nine Months Ended September 30, 2011
	Revenues	Currency Impact	Revenues Excluding Currency	Substrate Sales Excluding Currency Impact	Revenues Excluding Currency and Substrate Sales
	(Millions)
North America Original Equipment
Ride Control	$462	$—	$462	$—	$462
Emission Control	1,546	—	1,546	720	826

Total North America Original Equipment	2,008	—	2,008	720	1,288
North America Aftermarket
Ride Control	405	—	405	—	405
Emission Control	154	—	154	—	154

Total North America Aftermarket	559	—	559	—	559
Total North America	2,567	—	2,567	720	1,847
Europe Original Equipment
Ride Control	428	—	428	—	428
Emission Control	1,096	—	1,096	374	722

Total Europe Original Equipment	1,524	—	1,524	374	1,150
Europe Aftermarket
Ride Control	171	—	171	—	171
Emission Control	109	—	109	—	109

Total Europe Aftermarket	280	—	280	—	280
South America & India	481	—	481	81	400
Total Europe, South America & India	2,285	—	2,285	455	1,830
Asia	445	—	445	73	372
Australia	124	—	124	10	114

Total Asia Pacific	569	—	569	83	486

Total Tenneco	$5,421	$—	$5,421	$1,258	$4,163

	Nine Months Ended September 30, 2012 Versus Nine Months Ended September 30, 2011 Dollar and Percent Increase (Decrease)
	Revenues	Percent	Revenues Excluding Currency and Substrate Sales	Percent
	(Millions Except Percent Amounts)
North America Original Equipment
Ride Control	$42	9%	$44	9%
Emission Control	225	15%	172	21%

Total North America Original Equipment	267	13%	216	17%
North America Aftermarket
Ride Control	32	8%	31	8%
Emission Control	7	5%	7	5%

Total North America Aftermarket	39	7%	38	7%
Total North America	306	12%	254	14%
Europe Original Equipment
Ride Control	(47)	(11)%	(8)	(2)%
Emission Control	(36)	(3)%	42	6%

Total Europe Original Equipment	(83)	(5)%	34	3%
Europe Aftermarket
Ride Control	(21)	(12)%	(2)	(1)%
Emission Control	(28)	(26)%	(20)	(18)%

Total Europe Aftermarket	(49)	(17)%	(22)	(8)%
South America & India	(52)	(11)%	32	8%
Total Europe, South America & India	(184)	(8)%	44	2%
Asia	73	16%	89	24%
Australia	(6)	(4)%	(2)	—

Total Asia Pacific	67	12%	87	18%

Total Tenneco	$189	3%	$385	9%

Light Vehicle Industry Production by Region for Nine Months Ended September 30, 2012 and 2011 (According to IHS Automotive, October, 2012)

	Nine Months Ended September 30,
	2012	2011	Increase (Decrease)	% Increase (Decrease)
	(Number of Vehicles in Thousands)
North America	11,583	9,687	1,896	20%
Europe	14,531	15,182	(651)	(4)%
South America	3,147	3,307	(160)	(5)%
India	2,855	2,728	127	5%

Total Europe, South America & India	20,533	21,217	(684)	(3)%
China	13,341	12,572	769	6%
Australia	180	171	9	5%

Total revenues for the first nine months of 2012 were up three percent to $5,610 million ($979 million in aftermarket revenues and $4,631 million in original equipment revenues), from $5,421 million ($999 million in aftermarket revenues and $4,422 million in original equipment revenues) for the first nine months of 2011.

North American light vehicle production increased 20 percent, while industry Class 8 commercial vehicle production was up seven percent and industry Class 4-7 commercial vehicle production was up six percent in the first nine months of 2012 when compared to the first nine months of 2011. Revenues from our North American operations increased in the first nine months of 2012 compared to last year’s first nine months due to higher OE and aftermarket sales of both product lines. The increase in North American OE revenues was primarily driven by improved production volumes, which accounted for $252 million of the year-over-year change in revenues, on Tenneco-supplied platforms. Also contributing to the increase were incremental commercial vehicle revenues. The increase in aftermarket revenue for North America was primarily due to higher ride control volumes which resulted in an increase in revenue of $29 million.

Our European, South American and Indian segment’s revenues decreased in the first nine months of 2012 compared to last year’s first nine months, due to unfavorable currency, decreased OE ride control and aftermarket sales in Europe and lower revenues in South America. The first nine months total European light vehicle industry production was down four percent, while industry Class 8 commercial vehicle production was down nine percent and industry Class 4-7 commercial vehicle production was down two percent when compared to the first nine months of 2011. Excluding negative currency, our Europe OE emission control revenues increased on improved volumes due to higher OE production on Tenneco-supplied platforms, as well as the beginning of the ramp-up on commercial vehicle programs which contributed to an increase in revenue of $82 million. Excluding currency, European ride control aftermarket revenues were down compared to last year due to lower sales volumes which had a $3 million impact. Excluding currency, European emission control aftermarket sales were down due to lower volumes which impacted revenue by $20 million. Light vehicle production decreased five percent in South America but increased five percent in India for the first nine months of 2012 when compared to the first nine months of 2011. Excluding negative currency, combined South American and Indian revenues were higher in the first nine months of 2012 when compared to the prior year’s first nine months primarily due to improved pricing in South America and stronger volumes in India partially offset by lower volumes in South America, which combined affected revenue by $13 million.

Industry light vehicle production for 2012 in the first nine months increased six percent in China and five percent in Australia year-over-year. Revenues from our Asia Pacific segment increased due to higher sales in Asia. Asian revenues for 2012 improved from last year, primarily due to $86 million from stronger production volumes, particularly in China on key Tenneco-supplied platforms. Negative currency and lower OE volumes drove the first nine months 2012 revenue decrease for Australia over the first nine months of 2011.

Earnings before Interest Expense, Income Taxes and Noncontrolling Interests (“EBIT”) for the Three Months Ended September 30, 2012 and 2011

	Three Months Ended September 30,		Change
	2012	2011
	(Millions)
North America	$77	$46	$31
Europe, South America & India	13	36	(23)
Asia Pacific	21	2	19

	$111	$84	$27

The EBIT results shown in the preceding table include the following items, certain of which are discussed below under “Restructuring and Other Charges,” which have an effect on the comparability of EBIT results between periods:

	Three Months Ended September 30,
	2012	2011
	(Millions)
North America
Pullman property recoveries(1)	$(5)	$—
Europe, South America & India
Restructuring and related expenses	7	1
Asia Pacific
Restructuring and related expenses	—	3
Goodwill impairment charge(2)	—	11

(1)	Benefit from property recoveries related to transactions originated by The Pullman Company before being acquired by Tenneco in 1996.

(2)	Non-cash asset impairment charge related to goodwill for Australia.

EBIT from North American operations increased $31 million to $77 million in the third quarter of 2012, from $46 million in the third quarter of one year ago. The benefits to EBIT from higher OE production volumes, the related manufacturing efficiencies, incremental commercial vehicle revenue, material cost management, operational improvement in our North America OE ride control business, lower selling and general, administrative, which included a benefit of $5 million from property recoveries related to transactions originated by The Pullman Company before being acquired by Tenneco in 1996, decreased depreciation and amortization expense, increased aftermarket revenues, and positive currency of $8 million due to transaction gains year-over-year were partially offset by increased manufacturing and distribution costs.

Our European, South American and Indian segment’s EBIT was $13 million for the third quarter of 2012 compared to $36 million during the same period last year. Currency had a $9 million unfavorable impact on EBIT for the third quarter of 2012 when compared to last year’s third quarter. Material cost management activities, and lower selling, general, administrative and engineering costs, due to engineering recoveries and were more than offset by lower production volumes in South America and in our Europe ride control business unit, the related manufacturing inefficiencies, lower aftermarket revenues and increased manufacturing costs. Restructuring and related expenses of $7 million and $1 million were included in EBIT for the third quarter of 2012 and 2011, respectively.

EBIT for our Asia Pacific segment in the third quarter of 2012 was $21 million compared to $2 million during the same period last year. Higher volumes particularly in China on current and new platforms, the related manufacturing efficiencies, decreased material costs net of recoveries, the benefit from restructuring and operating improvements in Australia drove EBIT improvement which was partially offset by unfavorable pricing and increased investments in Asia. Restructuring and related expenses of $3 million and a goodwill impairment charge of $11 million were included in EBIT for the third quarter of 2011. Currency had a $1 million unfavorable impact on EBIT for the third quarter of 2012 when compared to the third quarter of last year.

Currency had a $2 million unfavorable impact on overall company EBIT for the third quarter of 2012 as compared to the prior year’s third quarter.

EBIT as a Percentage of Revenue for the Three Months Ended September 30, 2012 and 2011

	Three Months Ended September 30,
	2012	2011
North America	9%	6%
Europe, South America & India	2%	5%
Asia Pacific	9%	1%
Total Tenneco	6%	5%

In North America, EBIT as a percentage of revenue for the third quarter of 2012 was up three percentage points when compared to last year’s third quarter. The benefits to EBIT from higher OE production volumes, the related manufacturing efficiencies, incremental commercial vehicle revenue, positive currency, material cost management, lower selling, general, administrative and engineering costs, decreased depreciation and amortization expense and increased aftermarket revenues were partially offset as a percentage of revenue by increased manufacturing and distribution costs. In Europe, South America and India, EBIT margin for the third quarter of 2012 was down three percentage points from the prior year’s third quarter. Lower production volumes in South America and in our OE Europe ride control business unit, the related manufacturing inefficiencies, lower aftermarket revenues, increased manufacturing costs and negative currency were partially offset as a percent of revenue by material cost management activities and lower selling, general, administrative and engineering costs, which included engineering recoveries. EBIT as a percentage of revenue for our Asia Pacific segment increased eight percentage points in the third quarter of 2012 versus the prior year’s third quarter as higher volumes, particularly in China on current and new platforms, the related manufacturing efficiencies, decreased material costs net of recoveries, the benefit from restructuring and operating improvements in Australia, drove EBIT margin improvement. This improvement was partially offset by unfavorable pricing, currency, and increased investments in Asia.

EBIT for the Nine Months Ended September 30, 2012 and 2011

	Nine Months Ended September 30,		Change
	2012	2011
	(Millions)
North America	$234	$170	$64
Europe, South America & India	62	97	(35)
Asia Pacific	48	24	24

	$344	$291	$53

The EBIT results shown in the preceding table include the following items, certain of which are discussed below under “Restructuring and Other Charges,” which have an effect on the comparability of EBIT results between periods:

	Nine Months Ended September 30,
	2012	2011
	(Millions)
North America
Restructuring and related expenses	$—	$1
Pullman property recoveries(1)	(5)	—
Europe, South America & India
Restructuring and related expenses	10	3
Asia Pacific
Restructuring and related expenses	—	3
Goodwill impairment charge(2)	—	11

(1)	Benefit from property recoveries related to transactions originated by The Pullman Company before being acquired by Tenneco in 1996.

(2)	Non-cash asset impairment charge related to goodwill for Australia.

EBIT from North American operations increased $64 million to $234 million in the first nine months of 2012, from $170 million in the first nine months of last year. The benefits to EBIT from higher OE production volumes, the related manufacturing efficiencies, incremental commercial vehicle revenue, material cost management activities, decreased depreciation and amortization expense, increased aftermarket revenues, lower selling, general, administrative and engineering costs, and positive currency of $1 million were partially offset by a negative aftermarket product mix change and increased manufacturing and distribution costs. Restructuring and related expenses of $1 million were included in EBIT for the first nine months of 2011.

Our European, South American and Indian segment’s EBIT was $62 million for the first nine months of 2012 compared to $97 million during the same period last year. Currency had an $20 million unfavorable impact on EBIT for 2012 when compared to last year. The decrease in EBIT was driven by unfavorable pricing, mainly contractual price reductions and increased manufacturing expense. In addition, lower volumes in our European OE ride control business, the Company’s decision to relinquish a platform due to pricing and profitability in South America, lower Europe aftermarket emission control sales, as well as unfavorable aftermarket ride control product mix driven by higher unit sales in eastern Europe, where the premium mix is lower than western Europe where unit sales decreased, contributed to the year-over-year decrease. Stronger European OE emission control volumes, higher revenues in India, new platform launches, material cost management activities and higher engineering recoveries, partially offset the decrease. Restructuring and related expenses of $10 million was included in EBIT for the first nine months of 2012 and $3 million in the first nine months of 2011.

EBIT for our Asia Pacific segment in the first nine months of 2012 was $48 million up $24 million from the first nine months of 2011. Higher volumes, mostly in China on current and new platforms, the related manufacturing efficiencies, decreased material costs net of recoveries and restructuring savings from last year’s restructuring activities drove EBIT improvement, but was partially offset by unfavorable pricing and increased selling, general, administrative, and engineering costs to support new plants and new customers in Asia. A goodwill impairment charge of $11 million and restructuring and related expenses of $3 million were included in EBIT for the first nine months of 2011

Currency had a $19 million unfavorable impact on overall company EBIT for the first nine months ended September 30, 2012, as compared to the prior year.

EBIT as a Percentage of Revenue for the Nine Months Ended September 30, 2012 and 2011

	Nine Months Ended September 30,
	2012	2011
North America	8%	7%
Europe, South America & India	3%	4%
Asia Pacific	8%	4%
Total Tenneco	6%	5%

In North America, EBIT as a percentage of revenue for the first nine months of 2012 was up one percentage point when compared to last year. The increase in EBIT from higher OE production volumes and the related manufacturing efficiencies, higher aftermarket sales, lower depreciation and amortization expense, decreased restructuring and related charges, favorable currency, material cost management activities and lower selling, general, administrative and engineering expenses was partially offset as a percentage of revenue by increased manufacturing and distribution costs. In Europe, South America and India, EBIT margin for the first nine months of 2012 was down one percentage point compared with prior year. Lower volumes, the related manufacturing inefficiencies, negative currency and unfavorable pricing, were partially offset as a percentage of revenue by material cost management actions, and decreased selling, general, administrative and engineering expenses. EBIT as a percentage of revenue for our Asia Pacific segment increased four percentage points in the first nine months of 2012 versus the first nine months of the prior year as higher volumes and the related manufacturing efficiencies in China, decreased material costs net of recoveries, restructuring savings were partially offset by increased selling, general, administrative, and engineering expenses and unfavorable pricing.

Interest Expense, Net of Interest Capitalized

We reported interest expense in the third quarter of 2012 of $21 million ($19 million in our U.S. operations and $2 million in our foreign operations) net of interest capitalized of $1 million, down from $27 million ($26 million in our U.S. operations and $1 million in our foreign operations) net of interest capitalized of $1 million in the third quarter of 2011. Interest expense decreased due to the refinancing transactions from the first quarter of this year.

We reported interest expense in the nine months of 2012 of $84 million ($82 million in our U.S. operations and $2 million in our foreign operations) net of interest capitalized of $3 million, up from $81 million ($79 million in our U.S. operations and $2 million in our foreign operations) net of interest capitalized of $3 million in the first nine months of 2011. Included in the first nine months of 2012 was $18 million of expense related to our refinancing activities. Included in the first nine months of 2011 was $1 million of expense related to our refinancing activities. Excluding the refinancing expenses, interest expense decreased in the first nine months of 2012 compared to the first nine months of the prior year as a result of lower rates due to the debt refinancing transactions from the first quarter of this year.

On September 30, 2012, we had $734 million in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed through December 2020, $225 million is fixed through August 2018, and the remainder is fixed from 2015 through 2025. We also have $481 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” later in this Management’s Discussion and Analysis.

Income Taxes

We reported an income tax benefit of $42 million and expense of $21 million in the three month period ended September 30, 2012 and 2011, respectively, and an income tax benefit of $3 million and expense of $65 million in the first nine month period ended September 30, 2012 and 2011, respectively. The tax benefit recorded in 2012 differs from the benefit that would be recorded using a U.S. Federal statutory rate of 35 percent due to a net tax benefit of $94 million primarily related to the U.S. 2012 valuation allowance release described below and U.S. taxable income with no associated tax expense, partially offset by the impact of recording a valuation allowance against the tax benefit for tax credits and losses in certain foreign jurisdictions.

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

In 2008, given our historical losses in the U.S., we concluded that our ability to fully utilize our federal and state net operating loss carryforward (“NOL”) was limited. As a result, we recorded a valuation allowance against all of our U.S. deferred tax assets except for our tax planning strategies which had not yet been implemented and which did not depend upon generating future taxable income. Prior to the reversal of the valuation allowance in the third quarter of 2012, we carried a deferred tax asset in the U.S. of $90 million relating to the expected utilization of the federal and state NOL. The recording of a valuation allowance did not impact the amount of the NOL that would be available for federal and state income tax purposes in future periods.

In the three month period ending September 30, 2012, we reversed the tax valuation allowance against our net deferred tax assets in the U.S. based on operating improvements we had made, the outlook for light and commercial vehicle production in the U.S. and the positive impact this should have on our U.S. operations. The net income impact of the tax valuation allowance release in the U.S was a tax benefit of approximately $81 million. We now have a federal NOL at December 31, 2011 of $392 million, which expires beginning in tax years ending in 2022 through 2030. The state NOLs expire in various tax years through 2032.

Valuation allowances have been established in certain foreign jurisdictions for deferred tax assets based on a “more likely than not” threshold. The ability to realize deferred tax assets depends on our ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each tax jurisdiction. We have considered the following possible sources of taxable income when assessing the realization of our deferred tax assets:

•	Future reversals of existing taxable temporary differences;

•	Taxable income or loss, based on recent results, exclusive of reversing temporary differences and carryforwards;

•	Tax-planning strategies; and

•	Taxable income in prior carryback years if carryback is permitted under the relevant tax law.

In the three month period ending September 30, 2012, we recorded a $21 million tax valuation allowance in Spain for tax credits that may not be utilized due to tax losses in Spain.

The valuation allowances recorded against deferred tax assets generated by taxable losses in Spain and certain other foreign jurisdictions will impact our provision for income taxes until the valuation allowances are released. Our provision for income taxes will include no tax benefit for losses incurred and no tax expense with respect to income generated in these jurisdictions until the respective valuation allowance is eliminated.

Restructuring and Other Charges

Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. In 2011, we incurred $8 million in restructuring and related costs, primarily related to headcount reductions in Europe and Australia and the closure of our ride control plant in Cozad, Nebraska, all of which was recorded in cost of sales. In the third quarter of 2012, we incurred $7 million in restructuring and related costs, primarily related to non-cash asset write downs of $4 million in Europe and headcount reductions in South America of which $4 million was recorded in cost of sales and $3 million was recorded in SG&A. For the first nine months of 2012 we have incurred $10 million in restructuring and related costs, primarily related to non-cash asset write downs of $4 million in Europe and headcount reductions in South America of which $7 million was recorded in cost of sales and $3 million was recorded in SG&A.

Amounts related to activities that are part of our restructuring reserves are as follows:

	December 31, 2011 Restructuring Reserve	2012 Expenses	2012 Cash Payments	September 30, 2012 Restructuring Reserve
	(Millions)
Employee Severance and Termination Benefits	$1	6	(6)	$1

Under the terms of our amended and restated senior credit agreement that took effect on March 22, 2012, we are allowed to exclude $80 million of cash charges and expenses, before taxes, related to cost reduction initiatives incurred after March 22, 2012 from the calculation of the financial covenant ratios required under our senior credit facility. As of September 30, 2012, we have excluded $10 million in cumulative allowable charges relating to restructuring initiatives against the $80 million available under the terms of the senior credit facility.

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

On September 13, 2012, we announced our intention to close our aftermarket emission control plant in Vittaryd, Sweden. We expect to complete the closure in the third quarter of 2013. We expect a smooth transition of production from the Vittaryd plant to other Tenneco emission control operations in Laval, France; Edenkoben, Germany; Valencia, Spain and Rybnik, Poland, beginning later this year. The plant closure is subject to consultation with employee works councils. We expect to take restructuring and related charges in the range of $10 million to $14 million. These charges include non-cash asset impairments, the cost of relocating tooling, equipment and production to other facilities, severance and retention payments to employees, and other costs related to the closure. In the third quarter of 2012, we recorded non-cash charges of $4 million related to this initiative. We expect to record the remainder of the charges over the next four quarters.

Earnings Per Share

We reported net income attributable to Tenneco Inc. of $125 million or $2.05 per diluted common share for the third quarter of 2012. Included in the results for the third quarter of 2012 were negative impacts from expenses related to our restructuring activities which were more than offset by the benefit from The Pullman Company property recoveries and net tax benefits. The net impact of these items increased earnings per diluted share by $1.20. We reported net income of $30 million or $0.49 per diluted common share for the third quarter of

2011. Included in the results for 2011 were negative impacts from expenses related to our restructuring activities, a goodwill impairment charge and net tax charges. The net impact of these items reduced earnings per diluted common share by $0.18.

We reported net income attributable to Tenneco Inc. of $242 million or $3.95 per diluted common share for the first nine months of 2012. Included in the first nine months results for 2012 were negative impacts from expenses related to our restructuring activities and costs related to our refinancing activities, which were more than offset by the benefit from The Pullman Company property recoveries and net tax benefits. The net impact of these items increased earnings per diluted common share by $1.30. We reported net income attributable to Tenneco Inc. of $127 million or $2.06 per diluted common share for the first nine months of 2011. Included in the results for the first nine months of 2011 were negative impacts from expenses related to our restructuring activities, a goodwill impairment charge and costs related to our debt refinancing activities, partially offset by net tax benefits. The net impact of these items decreased earnings per diluted common share by $0.06.

Dividends on Common Stock

On January 10, 2001, our Board of Directors eliminated the quarterly dividend on our common stock. There are no current plans to reinstate a dividend on our common stock.

Cash Flows for the Three Months Ended September 30, 2012 and 2011

	Three Months Ended September 30,
	2012	2011
	(Millions)
Cash provided (used) by:
Operating activities	$125	$80
Investing activities	(79)	(54)
Financing activities	(25)	(3)

Operating Activities

For the third quarter of 2012, operating activities provided $125 million in cash compared to $80 million in cash provided during last year’s third quarter. For the third quarter of 2012, cash provided from working capital was $30 million versus $18 million of cash used for working capital in the third quarter of 2011. Receivables were a source of cash of $55 million in the third quarter of 2012 compared to a cash use of $24 million in the prior year’s third quarter. Inventory represented a cash inflow of $2 million during the third quarter of 2012, compared to a cash outflow of $25 million for last year’s third quarter. Accounts payable used cash of $50 million for the quarter ended September 30, 2012, compared to cash generated of $25 million for the quarter ended September 30, 2011. Cash taxes were $18 million for the third quarter of 2012 compared to $25 million in the prior year’s third quarter.

Investing Activities

Cash used for investing activities was $25 million higher in the third quarter of 2012 compared to the same period a year ago. Cash payments for plant, property and equipment were $70 million in the third quarter of 2012 versus payments of $50 million in the third quarter of 2011, an increase of $20 million. The majority of the spending was in Europe and North America OE businesses to support new light and commercial vehicle program launches, and in China to accommodate new programs and new customers. Cash of $7 million was used to acquire certain rights from Combustion Components Associates, Inc. primarily pertaining to emission control technology for stationary reciprocating engine applications in the third quarter of 2012. Cash payments for software-related intangible assets were $3 million and $4 million respectively for third quarters of 2012 and 2011.

Financing Activities

Cash flow from financing activities was an outflow of $25 million for the quarter ending September 30, 2012 compared to an outflow of $3 million for the quarter ending September 30, 2011. During the third quarter of 2011, we purchased 129,500 shares of our outstanding common stock for $5 million, at an average price of $42.10 per share, which completed the stock buyback plan announced in the second quarter of 2011. We also paid $4 million to secure the remaining 25 percent interest in our emission control joint venture in Thailand, now wholly-owned, during the third quarter of 2011.

Borrowings under our revolving credit facility were $233 million at September 30, 2012 versus $97 million at September 30, 2011. The increase was due to refinancing activities in the first quarter of this year which included retiring our 8 1/8 percent senior notes due in 2015 and the $148 million Tranche B Term Facility, adding a new $250 million Tranche A Term Facility and increasing the amount and extending the maturity date of our revolving credit facility.

Cash Flows for the Nine Months Ended September 30, 2012 and 2011

	Nine Months Ended September 30,
	2012	2011
	(Millions)
Cash provided (used) by:
Operating activities	$126	$44
Investing activities	(210)	(151)
Financing activities	70	53

Operating Activities

For the first nine months ended September 30, 2012, operating activities provided $126 million in cash compared to $44 million in cash used during the same period last year. For the first nine months of 2012, cash used for working capital was $189 million versus $241 million of cash used for working capital in the same period of 2011. Receivables were a use of cash of $157 million in the first nine months of 2012 compared to a cash use of $314 million in the prior year’s first nine months. Inventory represented a cash outflow of $81 million during the first nine months of 2012, compared to a cash outflow of $85 million for the same period of the prior year. Accounts payable provided cash of $36 million for the first nine months ended September 30, 2012, compared to cash provided of $159 million for the first nine months ended September 30, 2011. Cash taxes were $54 million for the first nine months of 2012 compared to $58 million in the first nine months of the prior year.

Investing Activities

Cash used for investing activities was $59 million higher in the first nine months of 2012 compared to the same period a year ago. Cash payments for plant, property and equipment were $195 million in the first nine months of 2012 versus payments of $145 million in the first nine months of 2011, an increase of $50 million. The majority of the spending was in Europe and North America OE businesses to support new light and commercial vehicle program launches, and in China to accommodate new programs and new customers. Cash of $7 million was used to acquire certain rights from Combustion Components Associates, Inc. primarily pertaining to emission control technology for stationary reciprocating engine applications in the first nine months of 2012. Cash payments for software-related intangible assets were $10 million in the first nine months of both 2012 and 2011.

Financing Activities

Cash flow from financing activities was an inflow of $70 million for the first nine months ending September 30, 2012 compared to an inflow of $53 million for the first nine months ending September 30, 2011. During the first nine months of 2012, we completed a previously announced stock buyback plan, repurchasing 600,000 shares of our outstanding common stock for $18 million, at an average price of $29.22 per share. In the first nine months of 2011, we announced a plan to repurchase up to 400,000 shares of our outstanding common stock. We purchased all 400,000 shares of our outstanding common stock for $16 million, at an average price of $39.84 per share during the first three quarters of 2011. We also paid $4 million to secure the remaining 25 percent interest in our emission control joint venture in Thailand, now wholly-owned, during the first nine months of 2011.

Borrowings under our revolving credit facility were $233 million at September 30, 2012 versus $97 million at September 30, 2011. The increase was due to refinancing activities in the first nine months of this year which included retiring our 8 1/8 percent senior notes due in 2015 and the $148 million Tranche B Term Facility, adding a new $250 million Tranche A Term Facility and increasing the amount and extending the maturity date of our revolving credit facility.

Outlook

IHS Automotive forecasts indicate that global light vehicle production is expected to rise one percent year-over-year in the fourth quarter of 2012 in the regions where we operate, with a five percent year-over-year increase in North America, seven percent in China, five percent in India, 18 percent in South America and 28 percent in Australia. According to IHS Automotive, full-year light vehicle production in the regions where we operate is predicted to increase four percent versus last year. Full-year light vehicle production is estimated by IHS Automotive to increase in North America by 16 percent, in India by five percent, in China by six percent, in South America by one percent and in Australia by 10 percent. As discussed below, fourth quarter and full year light vehicle production in Europe is expected to decrease year-over-year according to IHS Automotive.

We expect sustained economic weakness in Europe to negatively impact our Europe, South America and India segment results. Forecasts from IHS Automotive estimate that European light vehicle production will fall 10 percent in the fourth quarter of 2012 when compared to the fourth quarter of 2011. Full-year light vehicle production in Europe is projected to decline six percent. While we have a strong customer and platform position, we expect lower year-over-year revenue in both OE European businesses due to this forecasted industry decline. Economic weakness throughout the region will also continue to impact the Europe aftermarket. In light of this weak industry environment, we announced in the third quarter our intention to close an aftermarket emission control plant in Vittaryd, Sweden, which would eliminate 122 positions. This is a first step in our plans to further reduce fixed costs and better align our operations with the market in response to the ongoing economic challenges in Europe.

Forecasted stronger North America vehicle production is expected to drive year-over-year revenue growth. We expect North America fourth quarter aftermarket revenues will be roughly the same as last year’s strong fourth quarter.

In China, stronger year-over-year OE volume is expected to continue driving our growth for the Asia Pacific segment. Our strong position with market-leading OE customers in China and a forecasted rise in industry light vehicle production is expected to drive an increase to our fourth quarter Asia Pacific segment revenues.

Commercial vehicle markets around the world continue to be softer than anticipated and this weakness is expected to continue. For the fourth quarter, we estimate that revenue from our commercial and specialty vehicle business will be about even with the third quarter of 2012, which would result in approximately a 25% year-over-year increase in commercial vehicle revenue for the full year. Our strong book of business with leading commercial vehicle customers worldwide positions us to capitalize on stronger volumes when industry production recovers. In the third quarter, we further strengthened our position with the opening of our first manufacturing facility in Japan to supply diesel aftertreatment systems to Kubota, a leading global manufacturer of commercial vehicle engines and equipment. We also announced that we will supply Scania with Euro VI on-road diesel aftertreatment systems in Europe and diesel aftertreatment in South America.

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

Revenue Recognition

We recognize revenue for sales to our original equipment and aftermarket customers when title and risk of loss passes to the customers under the terms of our arrangements with those customers, which is usually at the time of shipment from our plants or distribution centers. Generally, in connection with the sale of exhaust systems to certain original equipment manufacturers, we purchase catalytic converters and diesel particulate filters or components thereof including precious metals (“substrates”) on behalf of our customers which are used in the assembled system. These substrates are included in our inventory and “passed through” to the customer at our cost, plus a small margin, since we take title to the inventory and are responsible for both the delivery and quality of the finished product. Revenues recognized for substrate sales were $1,271 million and $1,258 million for the first nine months of 2012 and 2011, respectively. For our aftermarket customers, we provide for promotional incentives and returns at the time of sale. Estimates are based upon the terms of the incentives and historical experience with returns. Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis. Shipping and handling costs billed to customers are included in revenues and the related costs are included in cost of sales in our condensed consolidated statements of income.

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

Pre-production Design and Development and Tooling Assets

We expense pre-production design and development costs as incurred unless we have a contractual guarantee for reimbursement from the original equipment customer. Unbilled pre-production design and development costs recorded in prepayments and other and long-term receivables totaled $22 million and $19 million at September 30, 2012 and December 31, 2011, respectively. In addition, plant, property and equipment included $45 million and $38 million at September 30, 2012 and December 31, 2011, respectively, for original equipment tools and dies that we own, and prepayments and other included $75 million and $49 million at September 30, 2012 and December 31, 2011, respectively, for in-process tools and dies that we are building for our original equipment customers.

Income Taxes

We reported an income tax benefit of $42 million and expense of $21 million in the three month periods ended September 30, 2012 and 2011, respectively, and an income tax benefit of $3 million and expense of $65 million in the nine month periods ended September 30, 2012 and 2011, respectively. The tax benefit recorded in 2012 differs from the benefit that would be recorded using a U.S. Federal statutory rate of 35 percent due to a net tax benefit of $94 million primarily related to the U.S. 2012 valuation allowance release described below and U.S. taxable income with no associated tax expense, partially offset by the impact of recording a valuation allowance against the tax benefit for tax credits and losses in certain foreign jurisdictions.

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

In 2008, given our historical losses in the U.S., we concluded that our ability to fully utilize our federal and state net operating loss carryforward (“NOL”) was limited. As a result, we recorded a valuation allowance against all of our U.S. deferred tax assets except for our tax planning strategies which had not yet been implemented and which did not depend upon generating future taxable income. Prior to the reversal of the valuation allowance in the third quarter of 2012, we carried a deferred tax asset in the U.S. of $90 million relating to the expected utilization of the federal and state NOL. The recording of a valuation allowance did not impact the amount of the NOL that would be available for federal and state income tax purposes in future periods.

In the three month period ending September 30, 2012, we reversed the tax valuation allowance against our net deferred tax assets in the U.S. based on operating improvements we had made, the outlook for light and commercial vehicle production in the U.S. and the positive impact this should have on our U.S. operations. The net income impact of the tax valuation allowance release in the U.S. was a tax benefit of approximately $81 million. We now have a federal NOL at December 31, 2011 of $392 million, which expires beginning in tax years ending in 2022 through 2030. The state NOLs expire in various tax years through 2032.

Valuation allowances have been established in certain foreign jurisdictions for deferred tax assets based on a “more likely than not” threshold. The ability to realize deferred tax assets depends on our ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each tax jurisdiction. We have considered the following possible sources of taxable income when assessing the realization of our deferred tax assets:

•	Future reversals of existing taxable temporary differences;

•	Taxable income or loss, based on recent results, exclusive of reversing temporary differences and carryforwards;

•	Tax-planning strategies; and

•	Taxable income in prior carryback years if carryback is permitted under the relevant tax law.

In the three month period ending September 30, 2012, we recorded a $21 million tax valuation allowance in Spain for tax credits that may not be utilized due to tax losses in Spain.

The valuation allowances recorded against deferred tax assets generated by taxable losses in Spain and certain other foreign jurisdictions will impact our provision for income taxes until the valuation allowances are released. Our provision for income taxes will include no tax benefit for losses incurred and no tax expense with respect to income generated in these jurisdictions until the respective valuation allowance is eliminated.

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

Except in the U.K., our pension plans generally do not require employee contributions. Our policy is to fund our pension plans in accordance with applicable U.S. and foreign government regulations and to make additional payments as funds are available to achieve full funding of the accumulated benefit obligation. At September 30, 2012, all legal funding requirements had been met.

Changes in Accounting Pronouncements

Note 11 in our notes to condensed consolidated financial statements located in Part I Item 1 of this Form 10-Q is incorporated herein for reference.

Liquidity and Capital Resources

Capitalization

	September 30, 2012	December 31, 2011	% Change
	(Millions)
Short-term debt and maturities classified as current	$134	$66	103%
Long-term debt	1,211	1,158	5

Total debt	1,345	1,224	10

Total redeemable noncontrolling interests	13	12	8

Total noncontrolling interests	42	43	(1)

Tenneco Inc. shareholders’ equity	242	—	100

Total equity	284	43	560

Total capitalization	$1,642	$1,279	28

General. Short-term debt, which includes maturities classified as current, borrowings by foreign subsidiaries, and borrowings securitized by our North American accounts receivable securitization program, was $134 million and $66 million as of September 30, 2012 and December 31, 2011, respectively. Borrowings under our revolving credit facilities, which are classified as long-term debt, were $233 million and $24 million at September 30, 2012 and December 31, 2011, respectively.

The 2012 year-to-date increase in total equity primarily resulted from net income attributable to Tenneco Inc. of $242 million, an $11 million increase in additional liability for pension and postretirement benefits, a $10 million increase in premium on common stock and other capital surplus relating to common stock issued pursuant to benefit plans, offset in part by an $18 million increase in treasury stock as a result of open market purchases of common stock under our share repurchase program and a $3 million decrease caused by the impact of changes in foreign exchange rates on the translation of financial statements of our foreign subsidiaries into U.S. dollars.

Overview. Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions. The arrangement is secured by substantially all our domestic assets and pledges of up to 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries.

On March 22, 2012, we completed an amendment and restatement of our senior credit facility by increasing the amount and extending the maturity date of our revolving credit facility and adding a new Tranche A Term Facility. The amended and restated facility replaces our former $556 million revolving credit facility, $148 million Tranche B Term Facility and $130 million Tranche B-1 letter of credit/revolving loan facility. The proceeds from this refinancing transaction were used to repay our $148 million Tranche B Term Facility and to fund the purchase and redemption of our $250 million 8  1/8 percent senior notes due in 2015. As of September 30, 2012, the senior credit facility provides us with a total revolving credit facility size of $850 million and a $244 million Tranche A Term Facility, both of which will mature on March 22, 2017. Funds may be borrowed, repaid and re-borrowed under the revolving credit facility without premium or penalty. The revolving credit facility is reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. Outstanding letters of credit reduce our availability to enter into revolving loans under the facility. We are required to make quarterly principal payments under the Tranche A Term Facility of $3.1 million beginning June 30, 2012 through March 31, 2014, $6.3 million beginning June 30, 2014 through March 31, 2015, $9.4 million beginning June 30, 2015 through March 31, 2016, $12.5 million beginning June 30, 2016 through December 31, 2016 and a final payment of $125 million is due on March 22, 2017.

Beginning March 22, 2012, our Tranche A Term Facility and revolving credit facility bear interest at an annual rate equal to, at our option, either (i) London Interbank Offered Rate (“LIBOR”) plus a margin of 250 basis points, or (ii) a rate consisting of the greater of (a) the JPMorgan Chase prime rate plus a margin of 150 basis points, (b) the Federal Funds rate plus 50 basis points plus a margin of 150 basis points, and (c) the Eurodollar Rate plus 100 basis points plus a margin of 150 basis points. The margin we pay on these borrowings will be reduced by 25 basis points following each fiscal quarter for which our consolidated net leverage ratio is less than 1.50 or will be increased by 25 basis points if our consolidated net leverage ratio is greater than or equal to 2.50.

On March 8, 2012, we announced a cash tender offer to purchase our outstanding $250 million 8  1/8 percent senior notes due in 2015 and a solicitation of consents to certain proposed amendments to the indenture governing these notes. We received tenders and consents representing $232 million aggregate principal amount of the notes and, on March 22, 2012, we purchased the tendered notes at a price of 104.44 percent of the principal amount (which includes a consent payment of three percent of the principal amount), plus accrued and unpaid interest, and amended the related indenture. On April 6, 2012, we redeemed the remaining outstanding $18 million aggregate principal amount of senior notes that were not purchased pursuant to the tender offer at a price of 104.06 percent of the principal amount, plus accrued and unpaid interest. The additional liquidity provided by the new $850 million revolving credit facility and the new $250 million Tranche A Term Facility was used to fund the total cost of the tender offer and redemption, including all related fees and expenses.

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

At September 30, 2012, of the $850 million available under the revolving credit facility, we had unused borrowing capacity of $568 million with $233 million in outstanding borrowings and $49 million in outstanding letters of credit. As of September 30, 2012, our outstanding debt also included $244 million related to our Tranche A Term Facility due March 22, 2017, $225 million of 7  3/4 percent senior notes due August 15, 2018, $500 million of 6  7/8 percent senior notes due December 15, 2020, and $143 million of other debt.

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

Senior Credit Facility — Other Terms and Conditions. Our senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA, as defined in the senior credit facility agreement), and consolidated interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined under the senior credit facility agreement) at the end of each period indicated. Failure to maintain these ratios will result in a default under our senior credit facility. The financial ratios required under the amended and restated senior credit facility and, the actual ratios we achieved for the first three quarters of 2012, are as follows:

	Quarter Ended
	March 31, 2012		June 30, 2012		September 30, 2012
	Req.	Act.	Req.	Act.	Req.	Act.
Leverage Ratio (maximum)	3.50	2.07	3.50	2.05	3.50	1.96
Interest Coverage Ratio (minimum)	2.55	5.82	2.55	6.40	2.55	7.18

The financial ratios required under the senior credit facility for each quarter beyond September 30, 2012 include a maximum leverage ratio of 3.50, and a minimum interest coverage ratio of 2.55 through December 31, 2013 and 2.75 thereafter.

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

As of September 30, 2012, we were in compliance with all the financial covenants and operational restrictions of the senior credit facility. Our senior credit facility does not contain any terms that could accelerate payment of the facility or affect pricing under the facility as a result of a credit rating agency downgrade.

Senior Notes. As of September 30, 2012, our outstanding senior notes also included $225 million of 7  3/4 percent senior notes due August 15, 2018 and $500 million of 6  7/8 percent senior notes due December 15, 2020. Under the indentures governing the notes, we are permitted to redeem some or all of the remaining senior notes at specified prices that decline to par over a specified period at any time on and after August 15, 2014 in the case of the senior notes due 2018, and December 15, 2015 in the case of the senior notes due 2020. In addition, prior to such dates the notes may also be redeemed at a price generally equal to 100 percent of the principal amount thereof plus a premium based on the present values of the remaining payments due to the noteholders. Further, the indentures governing the notes also permit us to redeem up to 35 percent of the senior notes due 2018, with the proceeds of certain equity offerings completed on or before August 15, 2013 and up to 35 percent of the senior notes due 2020, with the proceeds of certain equity offerings completed on or before December 15, 2013. If we sell certain of our assets or experience specified kinds of changes in control, we must offer to repurchase the notes due 2018 and 2020 at 101 percent of the principal amount thereof plus accrued and unpaid interest.

Our senior notes require that, as a condition precedent to incurring certain types of indebtedness not otherwise permitted, our consolidated fixed charge coverage ratio, as calculated on a pro forma basis, be greater than 2.00. The indentures also contain restrictions on our operations, including limitations on: (i) incurring additional indebtedness or liens; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; (v) asset sales and (vi) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. As of September 30, 2012, we were in compliance with the covenants and restrictions of these indentures.

Accounts Receivable Securitization. We securitize some of our accounts receivable on a limited recourse basis in North America and Europe. As servicer under these accounts receivable securitization programs, we are responsible for performing all accounts receivable administration functions for these securitized financial assets including collections and processing of customer invoice adjustments. In North America, we have an accounts receivable securitization program with three commercial banks comprised of a first priority facility and a second priority facility. We securitize original equipment and aftermarket receivables on a daily basis under the bank program. In March 2012, the North American program was amended and extended to March 22, 2013. The first priority facility continues to provide financing of up to $110 million and the second priority facility, which is subordinated to the first priority facility, continues to provide up to an additional $40 million of financing. Both facilities monetize accounts receivable generated in the U.S. and Canada that meet certain eligibility requirements. The second priority facility also monetizes certain accounts receivable generated in the U.S. or Canada that would otherwise be ineligible under the first priority securitization facility. The amendments to the North American program decreased the margin we pay to our banks. The amount of outstanding third-party investments in our securitized accounts receivable under the North American program was $60 million at September 30, 2012 and zero at December 31, 2011.

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

We also securitize receivables in our European operations with regional banks in Europe. The arrangements to securitize receivables in Europe are provided under seven separate facilities provided by various financial institutions in each of the foreign jurisdictions. The commitments for these arrangements are generally for one year, but some may be cancelled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon 15 days, or less, notification. The amount of outstanding third-party investments in our securitized accounts receivable in Europe was $134 million and $121 million at September 30, 2012 and December 31, 2011, respectively.

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

In our North American accounts receivable securitization programs, we transfer a partial interest in a pool of receivables and the interest that we retain is subordinate to the transferred interest. Accordingly, we account for our North American securitization program as a secured borrowing. In our European programs, we transfer accounts receivables in their entirety to the acquiring entities and satisfy all of the conditions established under ASC Topic 860, “Transfers and Servicing,” to report the transfer of financial assets in their entirety as a sale. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under our European securitization programs approximates the fair value of such receivables. We recognized $1 million and less than $1 million in interest expense in the three month periods ended September 30, 2012 and 2011, respectively, and $2 million and $2 million in the nine month periods ended September 30, 2012 and 2011, respectively, relating to our North American securitization program. In addition, we recognized a loss of $1 million and $1 million in the three month periods ended September 30, 2012 and 2011, respectively, and $3 million and $4 million in the nine month periods ended September 30, 2012 and 2011, respectively, on the sale of trade accounts receivable in our European accounts receivable securitization programs, representing the discount from book values at which these receivables were sold to our banks. The discount rate varies based on funding costs incurred by our banks, which averaged approximately three percent and three percent during the first nine months of 2012 and 2011, respectively.

Negotiable Financial Instruments. One of our European subsidiaries receives payment from one of its OE customers whereby the accounts receivable are satisfied through the delivery of negotiable financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets. The amount of these financial instruments that was collected before their maturity date and sold at a discount totaled $1 million and $10 million at September 30, 2012 and December 31, 2011, respectively. No negotiable financial instruments were held by our European subsidiary as of September 30, 2012 and December 31, 2011, respectively.

In certain instances, several of our Chinese subsidiaries receive payment from OE customers and satisfy vendor payments through the receipt and delivery of negotiable financial instruments. Financial instruments used to satisfy vendor payables and not redeemed totaled $14 million and $14 million at September 30, 2012 and December 31, 2011, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled less than $1 million and $9 million at September 30, 2012 and December 31, 2011, respectively. We classify financial instruments received from our OE customers as other current assets if issued by a financial institution of our customers or as customer notes and accounts, net if issued by our customer. We classified $14 million and $9 million in other current assets at September 30, 2012 and December 31, 2011, respectively. Some of our Chinese subsidiaries that issue their own negotiable financial instruments to pay vendors are required to maintain a cash balance if they exceed certain credit limits with the financial institution that guarantees those financial instruments. A restricted cash balance was not required at those Chinese subsidiaries at September 30, 2012 or December 31, 2011.

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

In managing our foreign currency exposures, we identify and aggregate existing offsetting positions and then hedge residual exposures through third-party derivative contracts. The fair value of our foreign currency forward contracts was less than $1 million at September 30, 2012 and is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. The following table summarizes by major currency the notional amounts for our foreign currency forward purchase and sale contracts as of September 30, 2012. All contracts in the following table mature in 2012.

		September 30, 2012
		Notional Amount in Foreign Currency
		(Millions)
Australian dollars	—Purchase	4
British pounds	—Purchase	6
European euro	—Sell	(27)
South African rand	—Purchase	92
Japanese yen	—Purchase	127
	—Sell	(475)
U.S. dollars	—Purchase	1,299
	—Sell	(81)
Other	—Purchase	1
	—Sell	(1)

Interest Rate Risk

Our financial instruments that are sensitive to market risk for changes in interest rates are primarily our debt securities. We use our revolving credit facility to finance our short-term and long-term capital requirements. We pay a current market rate of interest on these borrowings. Our long-term capital requirements have been financed with long-term debt with original maturity dates ranging from five to ten years. On September 30, 2012, we had $734 million in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed through December 2020, $225 million is fixed through August 2018, and the remainder is fixed from 2015 through 2025. We also have $481 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” earlier in this Management’s Discussion and Analysis.

We estimate that the fair value of our long-term debt at September 30, 2012 was about 106 percent of its book value. A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $6 million.

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

We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense costs related to an existing condition caused by past operations that do not contribute to current or future revenue generation. As of September 30, 2012, we have the obligation to remediate or contribute towards the remediation of certain sites, including one Federal Superfund site. At September 30, 2012, our aggregated estimated share of environmental remediation costs for all these sites on a discounted basis was approximately $18 million, of which $5 million is recorded in other current liabilities and $13 million is recorded in deferred credits and other liabilities in our consolidated balance sheet. For those locations where the liability was discounted, the weighted average discount rate used was 1.45 percent. The undiscounted value of the estimated remediation costs was $21 million. Our expected full year payments of environmental remediation costs are estimated to be approximately $5 million in 2012, $3 million in 2013 and $1 million in each year beginning 2014 through 2016 and $12 million thereafter. Based on information known to us, we have established reserves that we believe are adequate for these costs. Although we believe these estimates of remediation costs are reasonable and are based on the latest available information, the costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, certain environmental statutes provide that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at these sites has been considered, where appropriate, in our determination of our estimated liability. We do not believe that any potential costs associated with our current status as a potentially responsible party in the Federal Superfund site, or as a liable party at the other locations referenced herein, will be material to our condensed consolidated results of operations, financial position or cash flows.

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

Below is a table that shows the activity in the warranty accrual accounts:

	Nine Months Ended September 30,
	2012	2011
	(Millions)
Beginning Balance January 1,	$26	$33
Accruals related to product warranties	10	7
Reductions for payments made	(13)	(13)

Ending Balance September 30,	$23	$27

In the fourth quarter of 2011, we encountered an issue in our North America OE ride control business involving struts supplied on one particular OE platform. As a result, we directly incurred approximately $2 million in premium freight and overtime costs in the fourth quarter of 2011 and $2 million in the first nine months of 2012. We are continuing to work through details with the customer to determine responsibility for any other costs associated with this issue. We cannot estimate the amount of these costs at this time, but do not believe they will be material to our annual operating results.

Tenneco 401(K) Retirement Savings Plan

Effective January 1, 2012, the Tenneco Employee Stock Ownership Plan for Hourly Employees and the Tenneco Employee Stock Ownership Plan for Salaried Employees were merged into one plan called the Tenneco 401(k) Retirement Savings Plan (the “Retirement Savings Plan”). Under the plan, subject to limitations in the

Internal Revenue Code, participants may elect to defer up to 75 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We match in cash 100 percent on the first three percent and 50 percent on the next two percent of employee contributions. In connection with freezing the defined benefit pension plans for nearly all U.S. based salaried and non-union hourly employees effective December 31, 2006, and the related replacement of those defined benefit plans with defined contribution plans, we are making additional contributions to the Employee Stock Ownership Plans. We recorded expense for these contributions of approximately $16 million and $14 million for the nine months ended September 30, 2012 and 2011, respectively. Matching contributions vest immediately. Defined benefit replacement contributions fully vest on the employee’s third anniversary of employment.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) Not applicable.

(c) Purchase of equity securities by the issuer and affiliated purchasers. The following table provides information relating to our purchase of shares of our common stock in the third quarter of 2012. All of these purchases reflect shares withheld upon vesting of restricted stock for minimum tax withholding obligations. We intend to continue to satisfy statutory minimum tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares.

Period	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under These Plans or Programs
July 2012	287	$26.89	—	—
August 2012	—	$—	—	—
September 2012	—	$—	—	—

Total	287	$26.89	—	—

In January 2012, our Board of Directors approved a share repurchase program, authorizing our Company to repurchase up to 600,000 shares of the Company’s outstanding common stock over a 12 month period. Our share repurchase program is intended to offset dilution from shares of restricted stock and stock options issued in 2012 to employees. We purchased all of the 600,000 shares during the second quarter of 2012 through open market purchases, which were funded through cash from operations, at a total cost of $18 million, at an average price of $29.22 per share. These repurchased shares are held as part of our treasury stock which increased to 2,294,692 shares at September 30, 2012 from 1,694,692 shares at December 31, 2011.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Tenneco Inc. has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TENNECO INC.

By:	/S/ KENNETH R. TRAMMELL
Kenneth R. Trammell
Executive Vice President and Chief Financial Officer

Dated: November 6, 2012

INDEX TO EXHIBITS

TO

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED SEPTEMBER 30, 2012

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