Form 10-Q
period 2013-03-31
TENNECO INC
filed 2013-05-07
CIK 1024725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013
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
Common Stock, par value $0.01 per share: 60,832,361 shares outstanding as of May 3, 2013.

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
The risks included here are not exhaustive. Refer to “Part I, Item 1A — Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2012, for further discussion regarding our exposure to risks. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor to assess the impact such risk factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

PART I.
FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS (UNAUDITED)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Tenneco Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Tenneco Inc. and consolidated subsidiaries as of March 31, 2013, and the related condensed consolidated statements of income, comprehensive income, cash flows and changes in shareholders’ equity for the three-month periods ended March 31, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2012, and the related consolidated statements of income, comprehensive income, cash flows and changes in shareholders’ equity for the year then ended (not presented herein), and in our report dated February 27, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2012, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
May 7, 2013

The “Report of Independent Registered Public Accounting Firm” included above is not a “report” or “part of a Registration Statement” prepared or certified by an independent accountant within the meaning of Sections 7 and 11 of the Securities Act of 1933, and the accountants’ Section 11 liability does not extend to such report.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(Millions Except Share and Per Share Amounts)
Revenues
Net sales and operating revenues	$1,903	$1,912

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	1,604	1,607
Engineering, research, and development	35	38
Selling, general, and administrative	119	118
Depreciation and amortization of other intangibles	50	49
	1,808	1,812
Other expense
Loss on sale of receivables	(1)	(1)
Other	(1)	(3)
	(2)	(4)
Earnings before interest expense, income taxes, and noncontrolling interests	93	96
Interest expense (net of interest capitalized of $1 million in each of the three months ended March 31, 2013 and 2012)	20	42
Earnings before income taxes and noncontrolling interests	73	54
Income tax expense	12	18
Net income	61	36
Less: Net income attributable to noncontrolling interests	7	6
Net income attributable to Tenneco Inc.	$54	$30
Earnings per share
Weighted average shares of common stock outstanding —
Basic	60,288,997	60,196,428
Diluted	61,481,835	61,736,204
Basic earnings per share of common stock	$0.90	$0.50
Diluted earnings per share of common stock	$0.88	$0.49
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of income.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31, 2013
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	(Millions)
Net Income		$54		$7		$61
Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$(24)		$5		$(19)
Translation of foreign currency statements	(26)	(26)	—	—	(26)	(26)
Balance March 31	(50)		5		(45)
Additional Liability for Pension and Postretirement Benefits
Balance January 1	(384)		—		(384)
Additional Liability for Pension and Postretirement Benefits, net of tax	4	4			4	4
Balance March 31	(380)		—		(380)
Balance March 31	$(430)		$5		$(425)
Other Comprehensive Loss		(22)		—		(22)
Comprehensive Income		$32		$7		$39
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of comprehensive income.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31, 2012
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income
	(Millions)
Net Income		$30		$6		$36
Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$(30)		$4		$(26)
Translation of foreign currency statements	26	26	(1)	(1)	25	25
Balance March 31	(4)		3		(1)
Additional Liability for Pension and Postretirement Benefits
Balance January 1	(352)		—		(352)
Additional Liability for Pension and Postretirement Benefits, net of tax	3	3			3	3
Balance March 31	(349)		—		(349)
Balance March 31	$(353)		$3		$(350)
Other Comprehensive Income (Loss)		29		(1)		28
Comprehensive Income		$59		$5		$64
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of comprehensive income.

TENNECO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2013	December 31, 2012
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$233	$223
Restricted Cash	9	—
Receivables —
Customer notes and accounts, net	1,129	966
Other	24	20
Inventories —
Finished goods	271	273
Work in process	228	207
Raw materials	143	133
Materials and supplies	55	54
Deferred income taxes	70	72
Prepayments and other	221	176
Total current assets	2,383	2,124
Other assets:
Long-term receivables, net	6	4
Goodwill	71	72
Intangibles, net	34	35
Deferred income taxes	140	116
Other	125	135
	376	362
Plant, property, and equipment, at cost	3,349	3,365
Less — Accumulated depreciation and amortization	(2,230)	(2,243)
	1,119	1,122
Total Assets	$3,878	$3,608
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)	$115	$113
Trade payables	1,245	1,186
Accrued taxes	39	50
Accrued interest	14	10
Accrued liabilities	238	239
Other	39	51
Total current liabilities	1,690	1,649
Long-term debt	1,252	1,067
Deferred income taxes	29	27
Postretirement benefits	389	407
Deferred credits and other liabilities	167	152
Commitments and contingencies
Total liabilities	3,527	3,302
Redeemable noncontrolling interests	17	15
Tenneco Inc. Shareholders’ equity:
Common stock	1	1
Premium on common stock and other capital surplus	3,037	3,031
Accumulated other comprehensive loss	(430)	(408)
Retained earnings (accumulated deficit)	(2,050)	(2,104)
	558	520
Less — Shares held as treasury stock, at cost	274	274
Total Tenneco Inc. shareholders’ equity	284	246
Noncontrolling interests	50	45
Total equity	334	291
Total liabilities, redeemable noncontrolling interests and equity	$3,878	$3,608
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(Millions)
Operating Activities
Net income	$61	$36
Adjustments to reconcile net income to cash used by operating activities —
Depreciation and amortization of other intangibles	50	49
Deferred income taxes	(5)	(5)
Stock-based compensation	5	4
Loss on sale of assets	—	1
Changes in components of working capital —
(Increase) in receivables	(176)	(181)
(Increase) in inventories	(40)	(76)
(Increase) in prepayments and other current assets	(49)	(16)
Increase in payables	77	88
Increase (decrease) in accrued taxes	(5)	1
Increase in accrued interest	4	—
Increase (decrease) in other current liabilities	(8)	13
Changes in long-term assets	—	8
Changes in long-term liabilities	(10)	(5)
Other	4	(2)
Net cash used by operating activities	(92)	(85)
Investing Activities
Proceeds from the sale of assets	2	1
Cash payments for plant, property, and equipment	(70)	(65)
Cash payments for software related intangible assets	(6)	(4)
Changes in restricted cash	(9)	—
Net cash used by investing activities	(83)	(68)
Financing Activities
Issuance of common shares	1	—
Retirement of long-term debt	(5)	(381)
Issuance of long-term debt	—	250
Debt issuance cost of long-term debt	—	(12)
Increase in bank overdrafts	(9)	2
Net increase in revolver borrowings and short-term debt excluding current maturities of long-term debt	191	233
Net increase in short-term borrowings secured by accounts receivable	—	30
Net cash provided by financing activities	178	122
Effect of foreign exchange rate changes on cash and cash equivalents	7	10
Increase (decrease) in cash and cash equivalents	10	(21)
Cash and cash equivalents January 1	223	214
Cash and cash equivalents, March 31	$233	$193
Supplemental Cash Flow Information
Cash paid during the period for interest	$16	$35
Cash paid during the period for income taxes (net of refunds)	25	17
Non-cash Investing and Financing Activities
Period end balance of trade payables for plant, property, and equipment	$31	$29

Note: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of cash flows.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	For the Three Months Ended March 31,
	2013		2012
	Shares	Amount	Shares	Amount
	(Millions Except Share Amounts)
Tenneco Inc. Shareholders:
Common Stock
Balance January 1	62,789,382	$1	62,101,335	$1
Issued pursuant to benefit plans	160,827	—	148,397	—
Stock options exercised	97,622	—	104,742	—
Balance March 31	63,047,831	1	62,354,474	1
Premium on Common Stock and Other Capital Surplus
Balance January 1		3,031		3,016
Premium on common stock issued pursuant to benefit plans		6		3
Balance March 31		3,037		3,019
Accumulated Other Comprehensive Loss
Balance January 1		(408)		(382)
Other comprehensive income (loss)		(22)		29
Balance March 31		(430)		(353)
Retained Earnings (Accumulated Deficit)
Balance January 1		(2,104)		(2,379)
Net income attributable to Tenneco Inc.		54		30
Balance March 31		(2,050)		(2,349)
Less — Common Stock Held as Treasury Stock, at Cost
Balance January 1 and March 31	2,294,692	274	1,694,692	256
Total Tenneco Inc. shareholders’ equity		$284		$62
Noncontrolling Interests:
Balance January 1		$45		$43
Net income		5		5
Other comprehensive loss		—		(1)
Dividends declared		—		(2)
Balance March 31		$50		$45
Total equity		$334		$107
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of changes in shareholders’ equity.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Consolidation and Presentation
As you read the accompanying financial statements you should also read our Annual Report on Form 10-K for the year ended December 31, 2012.
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

(2)	Financial Instruments
The carrying and estimated fair values of our financial instruments by class at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Millions)
Long-term debt (including current maturities)	$1,253	$1,328	$1,070	$1,136
Instruments with off-balance sheet risk:
Foreign exchange forward contracts:
Asset derivative contracts	—	—	1	1
Asset and Liability Instruments — The fair value of cash and cash equivalents, short and long-term receivables, accounts payable, and short-term debt was considered to be the same as or was not determined to be materially different from the carrying amount.
Long-term Debt — The fair value of our public fixed rate senior notes is based on quoted market prices (level 1). The fair value of our private borrowings under our senior credit facility and other long-term debt instruments is based on the market value of debt with similar maturities, interest rates and risk characteristics (level 2). The fair value of our level 1 debt, as classified in the fair value hierarchy, was $799 million and $790 million at March 31, 2013 and December 31, 2012, respectively. We have classified $518 million and $334 million as level 2 in the fair value hierarchy at March 31, 2013 and December 31, 2012, respectively, since we utilize valuation inputs that are observable both directly and indirectly. We classified the remaining $11 million and $12 million, consisting of foreign subsidiary debt, as level 3 in the fair value hierarchy at March 31, 2013 and December 31, 2012, respectively.
Foreign Exchange Forward Contracts — We use derivative financial instruments, principally foreign currency forward purchase and sales contracts with terms of less than one year, to hedge our exposure to changes in foreign currency exchange rates. Our primary exposure to changes in foreign currency rates results from intercompany loans made between affiliates to minimize the need for borrowings from third parties. Additionally, we enter into foreign currency forward purchase and sale contracts to mitigate our exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables. We manage counter-party credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements. We do not enter into derivative financial instruments for speculative purposes. The fair value of our foreign currency forward contracts is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. We record the change in fair value of these foreign exchange forward contracts as part of currency gains (losses) within cost of sales in the condensed consolidated statements of income. The fair value of foreign exchange forward contracts are recorded in prepayments and other current assets or other current liabilities in the condensed consolidated balance sheet. The fair value of our foreign exchange forward contracts, presented on a gross basis at March 31, 2013 and December 31, 2012, respectively, was as follows:

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

	Fair Value of Derivative Instruments
	March 31, 2013			December 31, 2012
	Asset Derivatives	Liability Derivatives	Total	Asset Derivatives	Liability Derivatives	Total
	(Millions)
Foreign exchange forward contracts	$—	$—	$—	$1	$—	$1

The fair value of our recurring financial assets at March 31, 2013 and December 31, 2012, respectively, are as follows:

	March 31, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(Millions)
Financial Assets:
Foreign exchange forward contracts	n/a	$—	n/a	n/a	$1	n/a

The fair value hierarchy definition prioritizes the inputs used in measuring fair value into the following levels:

Level 1	—	Quoted prices in active markets for identical assets or liabilities.

Level 2	—	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

Level 3	—	Unobservable inputs based on our own assumptions.

The following table summarizes by major currency the notional amounts for foreign currency forward purchase and sale contracts as of March 31, 2013 (all of which mature in 2013):

		Notional Amount in Foreign Currency
		(Millions)
Australian dollars	—Purchase	2
British pounds	—Purchase	6
European euro	—Sell	(51)
South African rand	—Purchase	153
Japanese yen	—Sell	(781)
U.S. dollars	—Purchase	1,958
	—Sell	(117)
Other	—Sell	(1)
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
We have two performance guarantee agreements in the U.K. between Tenneco Management Europe Limited (“TMEL”) and the two Walker Group Retirement Plans, the Walker Group Employee Benefit Plan and the Walker Group Executive Retirement Benefit Plan (the “Walker Plans”), whereby TMEL will guarantee the payment of all current and future pension contributions in event of a payment default by the sponsoring or participating employers of the Walker Plans. As a result of our decision to enter into these performance guarantee agreements, the levy due to the U.K. Pension Protection Fund was reduced. The Walker Plans are comprised of employees from Tenneco Walker (U.K.) Limited and our Futaba-Tenneco U.K. joint venture. Employer contributions are funded by both Tenneco Walker (U.K.) Limited, as the sponsoring employer and Futaba-Tenneco U.K., as a participating employer. The performance guarantee agreements are expected to remain in effect until all pension obligations for the Walker Plans’ sponsoring and participating employers have been satisfied. The maximum amount

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

payable for these pension performance guarantees is approximately $32 million as of March 31, 2013 which is determined by taking 105 percent of the liability of the Walker Plans calculated under section 179 of the U.K. Pension Act of 2004 offset by plan assets. We did not record an additional liability for this performance guarantee since Tenneco Walker (U.K.) Limited, as the sponsoring employer of the Walker Plans, already recognizes 100 percent of the pension obligation calculated based on U.S. GAAP, for all of the Walker Plans’ participating employers on its balance sheet, which was $5 million and $7 million at March 31, 2013 and December 31, 2012, respectively. At March 31, 2013, all pension contributions under the Walker Plans were current for all of the Walker Plans’ sponsoring and participating employers.
In June 2011, we entered into an indemnity agreement between TMEL and Futaba Industrial Co. Ltd. which requires Futaba to indemnify TMEL for any cost, loss or liability which TMEL may incur under the performance guarantee agreements relating to the Futaba-Tenneco U.K. joint venture. The maximum amount reimbursable by Futaba to TMEL under this indemnity agreement is equal to the amount incurred by TMEL under the performance guarantee agreements multiplied by Futaba’s shareholder ownership percentage of the Futaba-Tenneco U.K. joint venture. At March 31, 2013, the maximum amount reimbursable by Futaba to TMEL is approximately $6 million.
We have issued guarantees through letters of credit in connection with some obligations of our affiliates. As of March 31, 2013, we have guaranteed $39 million in letters of credit to support some of our subsidiaries’ insurance arrangements, foreign employee benefit programs, environmental remediation activities and cash management and capital requirements.
Negotiable Financial Instruments — One of our European subsidiaries receives payment from one of its Original Equipment (OE) customers whereby the accounts receivable are satisfied through the delivery of negotiable financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets. The amount of these financial instruments that was collected before their maturity date and sold at a discount totaled $3 million and $6 million at March 31, 2013 and December 31, 2012, respectively. No negotiable financial instruments were held by our European subsidiary as of March 31, 2013 and December 31, 2012, respectively.
In certain instances, several of our Chinese subsidiaries receive payment from OE customers and satisfy vendor payments through the receipt and delivery of negotiable financial instruments. Financial instruments used to satisfy vendor payables and not redeemed totaled $14 million and $12 million at March 31, 2013 and December 31, 2012, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $12 million and $8 million at March 31, 2013 and December 31, 2012, respectively. We classify financial instruments received from our OE customers as other current assets if issued by a financial institution of our customers or as customer notes and accounts, net if issued by our customer. We classified $12 million and $8 million in other current assets at March 31, 2013 and December 31, 2012, respectively. Some of our Chinese subsidiaries that issue their own negotiable financial instruments to pay vendors are required to maintain a cash balance if they exceed certain credit limits with the financial institution that guarantees those financial instruments. A restricted cash balance was not required at those Chinese subsidiaries at March 31, 2013 or December 31, 2012.
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
Restricted Cash - Two of our Australian subsidiaries have arranged for $9 million in guarantees to be issued by a financial institution to support some of our subsidiaries' insurance arrangements and foreign employee benefit programs. These guarantees were supported by a cash deposit with the financial institution which has been classified as restricted cash on the Tenneco Inc. consolidated balance sheet at March 31, 2013.

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
On March 22, 2012, we completed an amendment and restatement of our senior credit facility by increasing the amount and extending the maturity date of our revolving credit facility and adding a new $250 million Tranche A Term Facility. The amended and restated facility replaces our former $556 million revolving credit facility, $148 million Tranche B Term Facility and $130 million Tranche B-1 letter of credit/revolving loan facility. The proceeds from this refinancing transaction were used

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

to repay our $148 million Tranche B Term Facility and, as described below, to fund the purchase and redemption of our $250 million 8.125 percent senior notes due in 2015. As of March 31, 2013, the senior credit facility provides us with a total revolving credit facility size of $850 million and had a $237 million debt balance outstanding under the Tranche A Term Facility, both of which will mature on March 22, 2017. Funds may be borrowed, repaid and re-borrowed under the revolving credit facility without premium or penalty. The revolving credit facility is reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. Outstanding letters of credit reduce our availability to enter into revolving loans under the facility. We are required to make quarterly principal payments under the Tranche A Term Facility of $3.1 million through March 31, 2014, $6.3 million beginning June 30, 2014 through March 31, 2015, $9.4 million beginning June 30, 2015 through March 31, 2016, $12.5 million beginning June 30, 2016 through December 31, 2016 and a final payment of $125 million is due on March 22, 2017.
The financial ratios required under the amended and restated senior credit facility, and the actual ratios we achieved for the first quarter of 2013, are as follows:

	Quarter Ended
	March 31, 2013
	Req.	Act.
Leverage Ratio (maximum)	3.50	1.98
Interest Coverage Ratio (minimum)	2.55	8.39
The senior credit facility includes a maximum leverage ratio covenant of 3.50 through March 22, 2017 and a minimum interest coverage ratio of 2.55 through December 31, 2013 and 2.75 thereafter, through March 22, 2017.
On March 8, 2012, we announced a cash tender offer to purchase our outstanding $250 million 8.125 percent senior notes due in 2015 and a solicitation of consents to certain proposed amendments to the indenture governing these notes. We received tenders and consents representing $232 million aggregate principal amount of the notes and, on March 22, 2012, we purchased the tendered notes at a price of 104.44 percent of the principal amount (which includes a consent payment of three percent of the principal amount), plus accrued and unpaid interest, and amended the related indenture. On April 6, 2012, we redeemed all remaining outstanding $18 million aggregate principal amount of senior notes that were not purchased pursuant to the tender offer at a price of 104.06 percent of the principal amount, plus accrued and unpaid interest. The additional liquidity provided by the new $850 million revolving credit facility and the new $250 million Tranche A Term Facility was used to fund the total cost of the tender offer and redemption, including all related fees and expenses.
We recorded $17 million of pre-tax charges in March 2012 related to the refinancing of our senior credit facility, the repurchase and redemption of $232 million aggregate principal amount of our 8.125 percent senior notes due in 2015 and the write-off of deferred debt issuance costs relating to these senior notes. We recorded an additional $1 million of pre-tax charges during the second quarter of 2012 relating to the redemption of the remaining $18 million aggregate principal amount of our 8.125 percent senior notes which occurred in April 2012.

At March 31, 2013, of the $850 million available under the revolving credit facility, we had unused borrowing capacity of $531 million with $280 million in outstanding borrowings and $39 million in outstanding letters of credit. As of March 31, 2013, our outstanding debt also included $237 million related to our Tranche A Term Facility which is subject to quarterly principle payments as described above through March 22, 2017, $225 million of 7.75 percent senior notes due August 15, 2018, $500 million of 6.875 percent senior notes due December 15, 2020, and $125 million of other debt.

(4)	Income Taxes
We reported income tax expenses of $12 million and $18 million in the three month periods ended March 31, 2013 and 2012, respectively. The tax expense recorded in 2013 includes a net tax benefit of $13 million for tax adjustments primarily related to recognizing a U.S. tax benefit for foreign taxes.
The U.S. tax benefit for foreign taxes is driven by our ability to claim a U.S. foreign tax credit beginning in 2013. The U.S. foreign tax credit regime provides for a credit against U.S. taxes otherwise payable for foreign taxes paid with regard to dividends, interest and royalties paid to us in the U.S.
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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

valuation allowance did not impact the amount of the NOL that would be available for federal and state income tax purposes in future periods.
In 2012, we reversed the tax valuation allowance against our net deferred tax assets in the U.S. based on operating improvements we had made, the outlook for light and commercial vehicle production in the U.S. and the positive impact this should have on our U.S. operations. The net income impact of the tax valuation allowance release in the U.S was a tax benefit of approximately $81 million. Our federal NOL at December 31, 2012 totaled $190 million and expires beginning in tax years ending in 2022 through 2030. The state NOLs expire in various tax years through 2032.
Valuation allowances have been established in certain foreign jurisdictions for deferred tax assets based on a “more likely than not” standard. The ability to realize deferred tax assets depends on our ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each tax jurisdiction. We have considered the following possible sources of taxable income when assessing the realization of our deferred tax assets:

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
We securitize some of our accounts receivable on a limited recourse basis in North America and Europe. As servicer under these accounts receivable securitization programs, we are responsible for performing all accounts receivable administration functions for these securitized financial assets including collections and processing of customer invoice adjustments. In North America, we have an accounts receivable securitization program with three commercial banks comprised of a first priority facility and a second priority facility. We securitize original equipment and aftermarket receivables on a daily basis under the bank program. In March 2013, the North American program was amended and extended to March 21, 2014. The first priority facility continues to provide financing of up to $110 million and the second priority facility, which is subordinated to the first priority facility, continues to provide up to an additional $40 million of financing. Both facilities monetize accounts receivable generated in the U.S. and Canada that meet certain eligibility requirements, and the second priority facility also monetizes certain accounts receivable generated in the U.S. or Canada that would otherwise be ineligible under the first priority securitization facility. The amount of outstanding third-party investments in our securitized accounts receivable under the North American program was $50 million at both March 31, 2013 and December 31, 2012.
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
We also securitize receivables in our European operations with regional banks in Europe. The arrangements to securitize receivables in Europe are provided under seven separate facilities provided by various financial institutions in each of the foreign jurisdictions. The commitments for these arrangements are generally for one year, but some may be canceled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon 15 days, or less, notification. The amount of outstanding third-party investments in our securitized accounts receivable in Europe was $145 million and $94 million at March 31, 2013 and December 31, 2012, respectively.
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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

In our North American accounts receivable securitization programs, we transfer a partial interest in a pool of receivables and the interest that we retain is subordinate to the transferred interest. Accordingly, we account for our North American securitization program as a secured borrowing. In our European programs, we transfer accounts receivables in their entirety to the acquiring entities and satisfy all of the conditions established under Accounting Standards Codification (ASC) Topic 860, “Transfers and Servicing,” to report the transfer of financial assets in their entirety as a sale. The proceeds received in exchange for the transfer of accounts receivable under our European securitization programs approximates the fair value of such receivables. We recognized $1 million interest expense in each of the three month periods ended March 31, 2013 and 2012 relating to our North American securitization program. In addition, we recognized a loss of $1 million in each of the three month periods ended March 31, 2013 and 2012 on the sale of trade accounts receivable in our European accounts receivable securitization programs, representing the discount from book values at which these receivables were sold to our banks. The discount rate varies based on funding costs incurred by our banks, which averaged approximately two percent and three percent during the first three months of 2013 and 2012, respectively.

(6)	Restructuring and Other Charges
Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. In 2012, we incurred $13 million in restructuring and related costs, primarily related to headcount reductions in South America and non-cash asset write downs of $4 million in Europe, of which $10 million was recorded in cost of sales and $3 million was recorded in SG&A. In the first quarter of 2013, we incurred $4 million in restructuring and related costs, primarily related to European cost reduction efforts and the costs to exit the distribution of aftermarket exhaust products in Australia, of which $3 million was recorded in cost of sales and $1 million was recorded in SG&A. During the first quarter of 2012, we incurred $1 million in restructuring and related costs.
Amounts related to activities that are part of our restructuring reserves are as follows:

	December 31, 2012 Restructuring Reserve	2013 Expenses	2013 Cash Payments	March 31, 2013 Restructuring Reserve
	(Millions)
Employee Severance and Termination Benefits	$—	$4	($4)	$—
Under the terms of our amended and restated senior credit agreement that took effect on March 22, 2012, we are allowed to exclude $80 million of cash charges and expenses, before taxes, related to cost reduction initiatives incurred after March 22, 2012 from the calculation of the financial covenant ratios required under our senior credit facility. As of March 31, 2013, we have excluded $17 million in cumulative allowable charges relating to restructuring initiatives against the $80 million available under the terms of the senior credit facility.
On January 31, 2013, we announced our plan to reduce structural costs in Europe which includes the closing of the Vittaryd facility in Sweden that we announced in September 2012 and a $7 million charge recorded in the fourth quarter of 2012 related to the impairment of certain assets in the European ride performance business. $2 million of the total of $4 million we incurred in restructuring and related costs in the first quarter of 2013 related to this initiative. In 2012, we recorded non-cash charges of $4 million related to the closing of the Vittaryd facility.

(7)	Environmental Matters, Litigation and Product Warranties
We are involved in environmental remediation matters, legal proceedings, claims, investigations and warranty obligations that are incidental to the conduct of our business and create the potential for contingent losses. We accrue for potential contingent losses when our review of available facts indicates that it is probable a loss has been incurred and the amount of the loss is reasonably estimable. Each quarter we assess our loss contingencies based upon currently available facts, existing technology, presently enacted laws and regulations and taking into consideration the likely effects of inflation and other societal and economic factors and record adjustments to these reserves as required. As an example, we consider all available evidence, including prior experience in remediation of contaminated sites, other companies’ cleanup experiences and data released by the United States Environmental Protection Agency or other organizations when we evaluate our environmental remediation contingencies. All of our loss contingency estimates are subject to revision in future periods based on actual costs or new information. With respect to our environmental liabilities, where future cash flows are fixed or reliably determinable, we have discounted those liabilities. All other environmental liabilities are recorded at their undiscounted amounts. We evaluate recoveries separately from the liability and, when they are assured, recoveries are recorded and reported separately from the associated liability in our consolidated financial statements.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense costs related to an existing condition caused by past operations that do not contribute to current or future revenue generation. As of March 31, 2013, we have the obligation to remediate or contribute towards the remediation of certain sites, including one Federal Superfund site. At March 31, 2013, our aggregated estimated share of environmental remediation costs for all these sites on a discounted basis was approximately $18 million, of which $5 million is recorded in other current liabilities and $13 million is recorded in deferred credits and other liabilities in our condensed consolidated balance sheet. For those locations where the liability was discounted, the weighted average discount rate used was 1.50 percent. The undiscounted value of the estimated remediation costs was $20 million. Our expected payments of environmental remediation costs are estimated to be approximately $4 million in 2013, $2 million in 2014, $1 million each year beginning 2015 through 2017 and $11 million in aggregate thereafter.
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
We are also from time to time involved in legal proceedings, claims or investigations. Some of these proceedings allege damages against us relating to environmental liabilities (including toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warning issues, and other product liability related matters), taxes, employment matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. For example, one of our Argentine subsidiaries is currently defending against a criminal complaint alleging the failure to comply with laws requiring the proceeds of export transactions to be collected, reported and/or converted to local currency within specified time periods. As another example, in the U.S. we are subject to an audit in 11 states with respect to the payment of unclaimed property to those states, spanning a period as far back as over 30 years. While we vigorously defend ourselves against all of these claims, in future periods, we could be subject to cash costs or charges to earnings if any of these matters are resolved on unfavorable terms. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, including our assessment of the merits of the particular claim, we do not expect that these legal proceedings or claims will have any material adverse impact on our future consolidated financial position, results of operations or cash flows.
In addition, we are subject to lawsuits initiated by a significant number of claimants alleging health problems as a result of exposure to asbestos. In the early 2000s we were named in nearly 20,000 complaints, most of which were filed in Mississippi state court and the vast majority of which made no allegations of exposure to asbestos from our product categories. Most of these claims have been dismissed and our current docket of active and inactive cases is less than 500 cases nationwide. A small number of claims have been asserted by railroad workers alleging exposure to asbestos products in railroad cars manufactured by The Pullman Company, one of our subsidiaries. The substantial majority of the remaining claims are related to alleged exposure to asbestos in our automotive products. Only a small percentage of the claimants allege that they were automobile mechanics and a significant number appear to involve workers in other industries or otherwise do not include sufficient information to determine whether there is any basis for a claim against us. We believe, based on scientific and other evidence, it is unlikely that mechanics were exposed to asbestos by our former products and that, in any event, they would not be at increased risk of asbestos-related disease based on their work with these products. Further, many of these cases involve numerous defendants, with the number in some cases exceeding 100 defendants from a variety of industries. Additionally, the plaintiffs either do not specify any, or specify the jurisdictional minimum, dollar amount for damages. As major asbestos manufacturers and/or users continue to go out of business or file for bankruptcy, we may experience an increased number of these claims. We vigorously defend ourselves against these claims as part of our ordinary course of business. In future periods, we could be subject to charges to earnings if any of these matters are resolved unfavorably to us. To date, with respect to claims that have proceeded sufficiently through the judicial process, we have regularly achieved favorable resolutions. Accordingly, we presently believe that these asbestos-related claims will not have a material adverse impact on our future consolidated financial condition, results of operations or cash flows.
In the fourth quarter of 2011, we encountered an issue in our North America OE ride control business involving struts supplied on one particular OE platform. As a result, we directly incurred approximately $2 million in premium freight and

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

overtime costs in the fourth quarter of 2011 and $3 million in 2012. In the first quarter of 2013 we incurred a charge of $2 million in connection with the resolution of all existing claims pertaining to this matter.
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
Below is a table that shows the activity in the warranty accrual accounts:

	Three Months Ended March 31,
	2013	2012
	(Millions)
Beginning Balance January 1,	$23	$26
Accruals related to product warranties	2	5
Reductions for payments made	(4)	(4)
Ending Balance March 31,	$21	$27

(8)	Earnings Per Share
Earnings per share of common stock outstanding were computed as follows:

	Three Months Ended March 31,
	2013	2012
	(Millions Except Share and Per Share Amounts)
Basic earnings per share —
Net income attributable to Tenneco Inc.	$54	$30
Weighted Average shares of common stock outstanding	60,288,997	60,196,428
Earnings per average share of common stock	$0.90	$0.50
Diluted earnings per share —
Net income attributable to Tenneco Inc.	$54	$30
Weighted Average shares of common stock outstanding	60,288,997	60,196,428
Effect of dilutive securities:
Restricted stock	138,594	160,346
Stock options	1,054,244	1,379,430
Weighted Average shares of common stock outstanding including dilutive securities	61,481,835	61,736,204
Earnings per average share of common stock	$0.88	$0.49

Options to purchase 831,243 and 202,064 shares of common stock were outstanding as of March 31, 2013 and 2012, respectively, but not included in the computation of diluted earnings per share respectively, because the options were anti-dilutive.

(9)	Common Stock
Equity Plans — We have granted a variety of awards, including common stock, restricted stock, restricted stock units, performance units, stock appreciation rights (“SARs”), and stock options to our directors, officers, and employees.
Accounting Methods — We have recorded $2 million in compensation expense in each of the quarters ended March 31, 2013 and 2012 related to nonqualified stock options as part of our selling, general and administrative expense. This resulted in a decrease of $0.04 and $0.03 in basic and diluted earnings per share, respectively, for the quarter ended March 31, 2013 and a decrease of $0.03 in both basic and diluted earnings per share for the quarter ended March 31, 2012.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

For employees eligible to retire at the grant date, we immediately expense stock options and restricted stock. If employees become eligible to retire during the vesting period, we immediately recognize any remaining expense associated with their stock options and restricted stock.
As of March 31, 2013, there was approximately $9 million of unrecognized compensation costs related to our stock option awards that we expect to recognize over a weighted average period of 1.9 years.
Compensation expense for restricted stock, restricted stock units, long-term performance units and SARs was $5 million and $6 million for the quarters ended March 31, 2013 and 2012, and was recorded in selling, general, and administrative expense in our condensed consolidated statements of income.
Cash received from stock option exercises for the quarters ended March 31, 2013 and 2012 was $2 million and $1 million, respectively. Stock option exercises in the first three months of 2013 and 2012 would have generated an excess tax benefit of $1 million and $1 million, respectively. We did not record the excess tax benefit as we have federal and state net operating losses which were not being utilized.
Assumptions — We calculated the fair values of stock option awards using the Black-Scholes option pricing model with the weighted average assumptions listed below. The fair value of share-based awards is determined at the time the awards are granted which is generally in January of each year, and requires judgment in estimating employee and market behavior.

	Three Months Ended March 31,
	2013	2012
Stock Options Granted
Weighted average grant date fair value, per share	$19.84	$17.35
Weighted average assumptions used:
Expected volatility	66.4%	73.5%
Expected lives	4.9	4.7
Risk-free interest rates	0.7%	0.8%
Dividend yields	—%	—%

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
Stock Options — The following table reflects the status and activity for all options to purchase common stock for the period indicated:

	Three Months Ended March 31, 2013
	Shares Under Option	Weighted Avg. Exercise Prices	Weighted Avg. Remaining Life in Years	Aggregate Intrinsic Value
				(Millions)
Outstanding Stock Options
Outstanding, January 1, 2013	2,447,475	$20.14	4.1	$29
Granted	311,539	36.29
Canceled	(7,225)	11.73
Forfeited	(14,920)	14.59
Exercised	(82,622)	19.96		1
Outstanding, March 31, 2013	2,654,247	$22.12	4.3	$41
The weighted average grant-date fair value of options granted during the three months ended March 31, 2013 and 2012 was $19.84 and $17.35, respectively. The total fair value of shares vested was $3 million for both the periods ended March 31, 2013 and 2012.

Restricted Stock — The following table reflects the status for all nonvested restricted shares for the period indicated:

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

	Three Months Ended March 31, 2013
	Shares	Weighted Avg. Grant Date Fair Value
Nonvested Restricted Shares
Nonvested balance at January 1, 2013	348,918	$31.69
Granted	204,731	36.28
Vested	(154,160)	29.54
Nonvested balance at March 31, 2013	399,489	$34.88
The fair value of restricted stock grants is equal to the average of the high and low trading price of our stock on the date of grant. As of March 31, 2013, approximately $10 million of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of approximately 2.1 years. The total fair value of restricted shares vested was $5 million and $4 million at March 31, 2013 and 2012, respectively.
In January 2013, our Board of Directors approved a share repurchase program, authorizing us to repurchase up to 550,000 shares of Tenneco’s outstanding common stock over a 12 months period. This share repurchase program is intended to offset dilution from shares of restricted stock and stock options issued in 2013 to employees. We did not purchase any shares through this program in the three month period ended March 31, 2013.
Long-Term Performance Units, Restricted Stock Units and SARs — Long-term performance units, restricted stock units and SARs are paid in cash and recognized as a liability based upon their fair value. As of March 31, 2013, $19 million of total unrecognized compensation costs is expected to be recognized over a weighted-average period of approximately 2.4 years.

(10)	Pension Plans, Postretirement and Other Employee Benefits
Net periodic pension costs and postretirement benefit costs consist of the following components:

	Three Months Ended March 31,
	Pension				Postretirement
	2013		2012		2013	2012
	US	Foreign	US	Foreign	US	US
	(Millions)
Service cost — benefits earned during the period	$—	$2	$—	$2	$—	$—
Interest cost	5	4	5	4	1	2
Expected return on plan assets	(5)	(5)	(5)	(5)	—	—
Net amortization:
Actuarial loss	2	3	2	2	1	1
Prior service cost (credit)	—	—	—	—	(1)	(1)
Net pension and postretirement costs	$2	$4	$2	$3	$1	$2
For the three months ended March 31, 2013, we made pension contributions of $6 million and $8 million for our domestic and foreign pension plans, respectively. Based on current actuarial estimates, we believe we will be required to contribute approximately $45 million for the remainder of 2013. Pension contributions beyond 2013 will be required, but those amounts will vary based upon many factors, including the performance of our pension fund investments during 2013.
We made postretirement contributions of approximately $2 million during the first three months of 2013. Based on current actuarial estimates, we believe we will be required to contribute approximately $7 million for the remainder of 2013.
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

Amounts recognized for pension and postretirement benefits in other comprehensive income for the three month periods ended March 31, 2013 and 2012 include the following components:

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

	Three Months Ended March 31,
	2013			2012
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before- Tax Amount	Tax Benefit	Net-of-Tax Amount
	(Millions)
Defined benefit pension and postretirement plans:
Amortization of prior service cost included in net periodic pension and postretirement cost	$(1)	$—	$(1)	$(1)	$—	$(1)
Amortization of actuarial loss included in net periodic pension and postretirement cost	6	(1)	5	5	(1)	4
Other comprehensive income – pension benefits	$5	$(1)	$4	$4	$(1)	$3
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
In February 2013, the Financial Accounting Standards Board (“FASB”) issued an amendment to resolve the diversity in practice about whether Subtopic 810-10, Consolidation-Overall, or Subtopic 830-30, Foreign Currency Matters-Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part of all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real state or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. This amendment is effective for reporting periods beginning after December 15, 2013. Adoption of the amendment will not have any impact on our consolidated financial statements.
In February 2013, the FASB issued an amendment to the accounting guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement amount its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this amendment also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This amendment is effective for reporting periods beginning after December 15, 2013. Adoption of the amendment will not have any impact on our consolidated financial statements.
In February 2013, the FASB issued an amendment to the accounting guidance to improve the transparency of reporting amounts reclassified out of other comprehensive income. Other comprehensive income (loss) includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. This amendment does not change the current requirements for reporting net income or other comprehensive income in the financial statements. All of the information that this amendment requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. This new amendment requires presentation either on the face of the statement where net income is presented or in the notes, the effects of significant amounts reclassified out of accumulated other comprehensive income, and that the reclassified amounts be cross-referenced to the other disclosures required under U.S. GAAP. This amendment was effective for reporting periods beginning after December 15, 2012. This amendment has not had a material impact on our condensed consolidated financial statements.
In December 2011, the FASB issued an amendment relating to the disclosure about offsetting assets and liabilities. This amendment requires disclosure to provide information to help reconcile differences in the offsetting requirements under U.S. GAAP and International Financial Reporting Standards ("IFRS"). A reporting entity will be required to disclose (1) the gross

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

amount of recognized assets and liabilities, (2) the amounts offset to determine the net amounts presented in the statement of financial position, (3) the net amounts presented in the statement of financial position, (4) the amounts subject to an enforceable master netting arrangement or similar agreement not otherwise included in (2), and (5) the net amount after deducting the amounts in (4) and (3). This amendment was effective for a reporting entity’s interim and annual periods beginning on or after January 1, 2013. Following issuance of this amendment, considerable concerns were raised regarding the broad scope of this amendment. In response to the concerns, in January, 2013, the FASB issued a new amendment revising the scope of the disclosure requirements to apply only to derivatives, repurchase agreements and reverse repurchase agreements, and security borrowing and lending transactions subject to a master netting arrangement or similar agreement. As a result of this new amendment the disclosure about offsetting assets and liabilities did not have any impact to our consolidated financial statements.

(12)	Segment Information
In connection with the organizational changes announced on February 14, 2013 that aligned our businesses along product lines, effective with the first quarter of 2013, our three prior geographic reportable segments have each been split into two product segments. Beginning with the first quarter of 2013, we are managed and organized along our two major product lines (emission control and ride control) and three geographic areas (North America (“NA”); Europe, South America and India (“ESI”); and Asia Pacific (“AP”)), resulting in six operating segments (NA Clean Air, NA Ride Performance, ESI Clean Air, ESI Ride Performance, AP Clean Air and AP Ride Performance). Within each geographical area, each operating segment manufactures and distributes either ride control or emission control products primarily for the original equipment and aftermarket industries. Each of the six operating segments constitutes a reportable segment. Costs related to other business activities, primarily corporate headquarter functions, are disclosed separately from the six operating segments as "Other." We evaluate segment performance based primarily on earnings before interest expense, income taxes, and noncontrolling interests. Products are transferred between segments and geographic areas on a basis intended to reflect as nearly as possible the “market value” of the products. Prior period segment information has been revised to reflect our new reporting segments.

The following table summarizes certain Tenneco Inc. segment information:

	Clean Air Division			Ride Performance Division
	North America	Europe, SA & India	Asia Pacific	North America	Europe, SA & India	Asia Pacific	Other	Reclass & Elims	Total
	(Millions)
At March 31, 2013 and for the Three Months Ended March 31, 2013
Revenues from external customers	$646	$467	$183	$307	$252	$48	$—	$—	$1,903
Intersegment revenues	1	31	—	2	12	7	—	(53)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	49	11	15	25	10	4	(21)	—	93
Total assets	1,144	833	469	645	557	207	—	23	3,878
At March 31,2012 and for the Three Months Ended March 31, 2012
Revenues from external customers	669	460	156	317	272	38	—	—	1,912
Intersegment revenues	4	30	—	2	14	8	—	(58)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	48	16	12	35	10	(2)	(23)	—	96
Total Assets	1,037	808	396	570	625	185	—	30	3,651

(13)	Supplemental Guarantor Condensed Consolidating Financial Statements

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended March 31, 2013
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$852	$1,051	$—	$—	$1,903
Affiliated companies	79	150	—	(229)	—
	931	1,201	—	(229)	1,903
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	742	1,091	—	(229)	1,604
Engineering, research, and development	15	20	—	—	35
Selling, general, and administrative	53	64	2	—	119
Depreciation and amortization of other intangibles	19	31	—	—	50
	829	1,206	2	(229)	1,808
Other income (expense)
Loss on sale of receivables	—	(1)	—	—	(1)
Other income (loss)	(1)	—	—	—	(1)
	(1)	(1)	—	—	(2)
Earnings (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	101	(6)	(2)	—	93
Interest expense —
External (net of interest capitalized)	—	1	19	—	20
Affiliated companies (net of interest income)	18	(19)	1	—	—
Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	83	12	(22)	—	73
Income tax expense	6	6	—	—	12
Equity in net income (loss) from affiliated companies	(5)	—	76	(71)	—
Net Income	72	6	54	(71)	61
Less: Net income attributable to noncontrolling interests	—	7	—	—	7
Net income (loss) attributable to Tenneco Inc.	$72	$(1)	$54	$(71)	$54
Comprehensive income (loss) attributable to Tenneco Inc.	$67	$(18)	$54	$(71)	$32

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended March 31, 2012
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$890	$1,022	$—	$—	$1,912
Affiliated companies	51	152	—	(203)	—
	941	1,174	—	(203)	1,912
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	847	963	—	(203)	1,607
Goodwill impairment charge	—	—	—	—	—
Engineering, research, and development	16	22	—	—	38
Selling, general, and administrative	39	77	2	—	118
Depreciation and amortization of other intangibles	18	31	—	—	49
	920	1,093	2	(203)	1,812
Other income (expense)
Loss on sale of receivables	—	(1)	—	—	(1)
Other income (expense)	3	(6)	—	—	(3)
	3	(7)	—	—	(4)
Earnings before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	24	74	(2)	—	96
Interest expense —
External (net of interest capitalized)	—	1	41	—	42
Affiliated companies (net of interest income)	54	(19)	(35)	—	—
Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	(30)	92	(8)	—	54
Income tax expense	2	16	—	—	18
Equity in net income (loss) from affiliated companies	68	—	38	(106)	—
Net income (loss)	36	76	30	(106)	36
Less: Net income attributable to noncontrolling interests	—	6	—	—	6
Net income (loss) attributable to Tenneco Inc.	$36	$70	$30	$(106)	$30
Comprehensive income (loss) attributable to Tenneco Inc.	$43	$92	$30	$(106)	$59

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

BALANCE SHEET

	March 31, 2013
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$4	$229	$—	$—	$233
Restricted cash	—	9	—	—	9
Receivables, net	423	1,268	28	(566)	1,153
Inventories	297	400	—	—	697
Deferred income taxes	90	—	6	(26)	70
Prepayments and other	40	181	—	—	221
Total current assets	854	2,087	34	(592)	2,383
Other assets:
Investment in affiliated companies	561	—	785	(1,346)	—
Notes and advances receivable from affiliates	957	5,030	4,769	(10,756)	—
Long-term receivables, net	3	3	—	—	6
Goodwill	21	50	—	—	71
Intangibles, net	17	17	—	—	34
Deferred income taxes	78	11	51	—	140
Other	48	50	27	—	125
	1,685	5,161	5,632	(12,102)	376
Plant, property, and equipment, at cost	1,115	2,234	—	—	3,349
Less — Accumulated depreciation and amortization	(769)	(1,461)	—	—	(2,230)
	346	773	—	—	1,119
Total assets	$2,885	$8,021	$5,666	$(12,694)	$3,878
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)
Short-term debt — non-affiliated	$—	$115	$—	$—	$115
Short-term debt — affiliated	84	292	9	(385)	—
Trade payables	494	899	1	(149)	1,245
Accrued taxes	8	31	—	—	39
Other	115	221	13	(58)	291
Total current liabilities	701	1,558	23	(592)	1,690
Long-term debt — non-affiliated	—	9	1,243	—	1,252
Long-term debt — affiliated	1,623	5,067	4,066	(10,756)	—
Deferred income taxes	—	29	—	—	29
Postretirement benefits and other liabilities	446	106	—	4	556
Commitments and contingencies
Total liabilities	2,770	6,769	5,332	(11,344)	3,527
Redeemable noncontrolling interests	—	17	—	—	17
Tenneco Inc. shareholders’ equity	115	1,185	334	(1,350)	284
Noncontrolling interests	—	50	—	—	50
Total equity	115	1,235	334	(1,350)	334
Total liabilities, redeemable noncontrolling interests and equity	$2,885	$8,021	$5,666	$(12,694)	$3,878

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2013
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash used by operating activities	$(102)	$15	$(5)	$—	$(92)
Investing Activities
Proceeds from sale of assets	—	2	—	—	2
Cash payments for plant, property, and equipment	(32)	(38)	—	—	(70)
Cash payments for software related intangible assets	(3)	(3)	—	—	(6)
Changes in restricted cash	—	(9)	—	—	(9)
Net cash used by investing activities	(35)	(48)	—	—	(83)
Financing Activities
Issuance of common and treasury shares	—	—	1	—	1
Retirement of long-term debt	—	—	(5)	—	(5)
Increase (decrease) in bank overdrafts	—	(9)	—	—	(9)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivables	—	3	188	—	191
Intercompany dividends and net increase (decrease) in intercompany obligations	137	42	(179)	—	—
Net cash provided by financing activities	137	36	5	—	178
Effect of foreign exchange rate changes on cash and cash equivalents	—	7	—	—	7
Increase (decrease) in cash and cash equivalents	—	10	—	—	10
Cash and cash equivalents, January 1	4	219	—	—	223
Cash and cash equivalents, March 31 (Note)	$4	$229	$—	$—	$233

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2012
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided used by operating activities	$2	$(21)	$(66)	$—	$(85)
Investing Activities
Proceeds from sale of assets	—	1	—	—	1
Cash payments for plant, property, and equipment	(25)	(40)	—	—	(65)
Cash payments for software related intangible assets	(1)	(3)	—	—	(4)
Net cash used by investing activities	(26)	(42)	—	—	(68)
Financing Activities
Retirement of long-term debt	—	—	(381)	—	(381)
Issuance of long-term debt	—	—	250	—	250
Debt issuance cost of long-term debt	—	—	(12)	—	(12)
Increase (decrease) in bank overdrafts	—	2	—	—	2
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	—	27	206	—	233
Net increase in short-term borrowings secured by accounts receivable	—	—	30	—	30
Intercompany dividends and net increase (decrease) in intercompany obligations	26	1	(27)	—	—
Net cash provided by financing activities	26	30	66	—	122
Effect of foreign exchange rate changes on cash and cash equivalents	—	10	—	—	10
Increase (decrease) in cash and cash equivalents	2	(23)	—	—	(21)
Cash and cash equivalents, January 1	1	213	—	—	214
Cash and cash equivalents, March 31 (Note)	$3	$190	$—	$—	$193

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As you read the following review of our financial condition and results of operations, you should also read our condensed consolidated financial statements and related notes beginning on page 6.
Executive Summary
We are one of the world's leading manufacturers of emission control and ride control products and systems for light, commercial and specialty vehicle applications. We serve both original equipment (OE) vehicle designers and manufacturers and the repair and replacement markets, or aftermarket, globally through leading brands, including Monroe®, Rancho®, Clevite® Elastomers, Marzocchi®, Axios™, Kinetic™ and Fric-Rot™ ride control products and Walker®, XNOx™, Fonos™, DynoMax® and Thrush™ emission control products. We serve more than 63 different original equipment manufacturers and commercial vehicle engine manufacturers, and our products are included on all ten of the top 10 car models produced for sale in Europe and eight of the top 10 light truck models produced for sale in North America for 2012. Our aftermarket customers are comprised of full-line and specialty warehouse distributors, retailers, jobbers, installer chains and car dealers. As of December 31, 2012, we operated 89 manufacturing facilities worldwide and employed approximately 25,000 people to service our customers' demands.
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
For the first quarter of 2013, light vehicle production was up one percent in North America, 10 percent in China, 11 percent in Australia and eight percent in South America. Light vehicle production was down eight percent in Europe and six percent in India in the first quarter of 2013 when compared to the first quarter of 2012.
Total revenues for the first quarter of 2013 were $1,903 million, slightly down from $1,912 million in the first quarter of 2012. Excluding the impact of currency and substrate sales, revenue was up $21 million, or one percent, from $1,456 million to $1,477 million, driven primarily by strong OE light vehicle production volumes in China.
Cost of sales (exclusive of depreciation and amortization): Cost of sales for the first quarter of 2013 was $1,604 million, or 84.3 percent of sales, compared to $1,607 million, or 84.0 percent of sales in the first quarter of 2012. The following table lists the primary drivers behind the change in cost of sales ($ millions).

Quarter ended March 31, 2012	$1,607
Volume and mix	37
Material	(20)
Currency exchange rates	(26)
Restructuring	2
Other Costs	4
Quarter ended March 31, 2013	$1,604

The decrease in cost of sales was due primarily to the year-over-year decrease in material costs and the impact of foreign currency exchange rates.
Gross margin: Revenue less cost of sales for the first quarter of 2013 was $299 million, or 15.7 percent, versus $305 million, or 16.0 percent, in the first quarter of 2012. The effects on gross margin resulting from lower volumes, negative currency and higher restructuring costs were partially offset by better material cost management.
Engineering, research and development: Engineering, research and development expense was $35 million and $38 million in the first quarters of 2013 and 2012, respectively. Increased engineering cost recoveries drove the decrease in expense year-over-year.
Selling, general and administrative: Selling, general and administrative expense was up $1 million in the first quarter of 2013, at $119 million, compared to $118 million in the first quarter of 2012.
Depreciation and amortization: Depreciation and amortization expense in the first quarter of 2013 was $50 million, compared to $49 million in the first quarter of 2012.

Earnings before interest expense, taxes and noncontrolling interests (“EBIT”) were $93 million for the first quarter of 2013, a decrease of $3 million when compared to $96 million in the first quarter of the prior year. Lower volumes in Europe and North America Ride Performance, the related manufacturing absorption costs, costs in North America Ride Performance related to the resolution of an issue from late 2011 related to struts supplied to one particular OE platform, higher restructuring and related expenses and $2 million of negative currency were partially offset by higher production volumes in China for both product lines and effective operational cost management.
Results from Operations
Net Sales and Operating Revenues for the Three Months Ended March 31, 2013 and 2012
The tables below reflect our revenues for the first quarters of 2013 and 2012. We show the component of our OE revenue represented by substrate sales. While we generally have primary design, engineering and manufacturing responsibility for OE emission control systems, we do not manufacture substrates. Substrates are porous ceramic filters coated with a catalyst - typically, precious metals such as platinum, palladium and rhodium. These are supplied to us by Tier 2 suppliers generally as directed by our OE customers. We generally earn a small margin on these components of the system. As the need for more sophisticated emission control solutions increases to meet more stringent environmental regulations, and as we capture more diesel aftertreatment business, these substrate components have been increasing as a percentage of our revenue. While these substrates dilute our gross margin percentage, they are a necessary component of an emission control system. We view the growth of substrates as a key indicator that our value-add content in an emission control system is moving toward the higher technology hot-end gas and diesel business.
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
Additionally, we present these reconciliations of revenues in order to reflect value-add revenues without the effect of changes in foreign currency rates. We have not reflected any currency impact in the 2012 table since this is the base period for measuring the effects of currency during 2013 on our operations. We believe investors find this information useful in understanding period-to-period comparisons in our revenues.

	Three Months Ended March 31, 2013
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$646	$260	$386	$—	$386
Europe, South America & India	467	169	298	(13)	311
Asia Pacific	183	25	158	—	158
Total Clean Air Division	1,296	454	842	(13)	855
Ride Performance Division
North America	307	—	307	(1)	308
Europe, South America & India	252	—	252	(14)	266
Asia Pacific	48	—	48	—	48
Total Ride Performance Division	607	—	607	(15)	622
Total Tenneco Inc.	$1,903	$454	$1,449	$(28)	$1,477

	Three Months Ended March 31, 2012
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$669	$277	$392	$—	$392
Europe, South America & India	460	153	307	—	307
Asia Pacific	156	26	130	—	130
Total Clean Air Division	1,285	456	829	—	829
Ride Performance Division
North America	317	—	317	—	317
Europe, South America & India	272	—	272	—	272
Asia Pacific	38	—	38	—	38
Total Ride Performance Division	627	—	627	—	627
Total Tenneco Inc.	$1,912	$456	$1,456	$—	$1,456

	Three Months Ended March 31, 2013 Versus Three Months Ended March 31, 2012 Dollar and Percent Increase (Decrease)
	Revenues	Percent	Value-add Revenues excluding Currency	Percent
	(Millions Except Percent Amounts)
Clean Air Division
North America	$(23)	(3)%	$(6)	(2)%
Europe, South America & India	7	2%	4	1%
Asia Pacific	27	17%	28	22%
Total Clean Air Division	11	1%	26	3%
Ride Performance Division
North America	(10)	(3)%	(9)	(3)%
Europe, South America & India	(20)	(7)%	(6)	(2)%
Asia Pacific	10	26%	10	26%
Total Ride Performance Division	(20)	(3)%	(5)	(1)%
Total Tenneco Inc.	$(9)	—%	$21	1%

Light Vehicle Industry Production by Region for Three Months Ended March 31, 2013 and 2012 (According to IHS Automotive, April 2013)

	Three Months Ended March 31,
	2013	2012	Increase (Decrease)	% Increase (Decrease)
	(Number of Vehicles in Thousands)
North America	3,984	3,964	20	1%
Europe	4,826	5,243	(417)	(8)%
South America	1,026	954	72	8%
India	1,011	1,077	(66)	(6)%
Total Europe, South America & India	6,863	7,274	(411)	(6)%
China	4,939	4,481	458	10%
Australia	63	57	6	11%
Clean Air revenue was up $11 million in the first quarter of 2013 compared to the first quarter of 2012, primarily driven by higher sales in Asia Pacific segment and European, South American and Indian region, partially offset by declines in the North American region. The decrease in North American revenues was driven by lower volumes, which accounted for $23 million of the year-over-year change in revenues, including lower commercial vehicle revenues. The increase in European, South American and Indian revenues was mostly driven by higher volumes of $27 million, mainly due to higher year-over-year commercial vehicle revenues. Currency had a $17 million unfavorable impact on European, South American and Indian revenues. The increase in Asia Pacific revenues was primarily driven by higher volumes of $32 million, mostly due to higher light vehicle production volumes in China.
Ride Performance revenue was down $20 million in the first quarter of 2013 compared to the first quarter of 2012, primarily driven by lower volumes in North America and Europe, South America and India, partially offset by higher volumes in Asia Pacific region. The decrease in North American revenues was driven by lower volumes, which accounted for $10 million of the year-over-year change in revenues, including lower commercial vehicle revenues. Currency had a $1 million unfavorable impact on year-over-year North American revenues. The decrease in European, South American and Indian revenues was primarily driven by lower volumes of $9 million and an unfavorable currency impact of $14 million. The increase in Asia Pacific revenues was driven by higher volumes of $10 million, mostly due to higher light vehicle production volumes in China.

Earnings before Interest Expense, Income Taxes and Noncontrolling Interests (“EBIT”) for the Three Months Ended March 31, 2013 and 2012

	Three Months Ended March 31,		Change
	2013	2012
	(Millions)
Clean Air Division
North America	$49	$48	$1
Europe, South America & India	11	16	(5)
Asia Pacific	15	12	3
Total Clean Air Division	75	76	(1)
Ride Performance Division
North America	25	35	(10)
Europe, South America & India	10	10	—
Asia Pacific	4	(2)	6
Total Ride Performance Division	39	43	(4)
Other	(21)	(23)	2
Total Tenneco Inc.	$93	$96	$(3)
The EBIT results shown in the preceding table include the following items, certain of which are discussed below under “Restructuring and Other Charges,” which have an effect on the comparability of EBIT results between periods:

	Three Months Ended March 31,
	2013	2012
	(Millions)
Clean Air Division
Europe, South America & India
Restructuring and related expenses	$1	$—
Asia Pacific
Restructuring and related expenses	2	—
Total Clear Air Division	$3	$—
Ride Performance Division
Europe, South America & India
Restructuring and related expenses	1	1
Total Ride Performance Division	$1	$1
EBIT for the Clean Air division was $75 million in the first quarter of 2013 compared to $76 million in the first quarter a year ago. EBIT for North America increased $1 million to $49 million in the first three months of 2013 versus the first three months of 2012. The benefits to EBIT from solid aftermarket performance and operational cost management were partially offset by lower OE revenues, their related manufacturing absorption costs and negative currency. Europe, South America and India's EBIT decreased $5 million in the first quarter of 2013 to $11 million from $16 million in the first quarter of 2012. The decrease was driven by lower aftermarket volumes, increased restructuring and related expenses and negative currency partially offset by operational cost management. EBIT from Asia Pacific increased $3 million to $15 million in the first quarter of 2013 from $12 million in the first quarter of 2012. The benefits to EBIT from higher production volumes in China, operational cost management and positive currency were partially offset by higher restructuring and related expenses. For the Clean Air division, restructuring and related expenses of $3 million were included in EBIT for the first quarter of 2013. Currency had a $2 million unfavorable impact on EBIT of the Clean Air division for 2013 when compared to last year.
EBIT for the Ride Performance division was $39 million in the first quarter of 2013 compared to $43 million in the first quarter a year ago. EBIT for North America decreased $10 million in the first three months of 2013 to $25 million from $35 million in the first three months of 2012. The decrease was driven by lower OE and aftermarket volumes, the related manufacturing absorption costs, costs related to the resolution of an issue from late 2011 related to struts supplied to one particular OE platform and negative currency partially offset by operational cost management. Europe, South America and India's EBIT was $10 million in the first quarter of 2013, flat with the prior year's first quarter. The benefits to EBIT from operational cost management and restructuring savings were offset by volume declines in both the OE and aftermarket businesses. EBIT from Asia Pacific increased $6 million to $4 million in the first quarter of 2013 from a loss of $2 million in the first quarter of 2012. EBIT benefited from higher production volumes in China, positive currency and operational improvements. For the Ride Performance division, restructuring and related expenses of $1 million were included in EBIT for the first quarters of both 2013 and 2012.
Currency had a $2 million unfavorable impact on overall company EBIT for the first quarter of 2013 as compared to the prior year’s first quarter.
EBIT as a Percentage of Revenue for the Three Months Ended March 31, 2013 and 2012

	Three Months Ended March 31,
	2013	2012
Clean Air Division
North America	8%	7%
Europe, South America & India	2%	3%
Asia Pacific	8%	8%
Total Clean Air Division	6%	6%
Ride Performance Division
North America	8%	11%
Europe, South America & India	4%	4%
Asia Pacific	8%	(5)%
Total Ride Performance Division	6%	7%
Total Tenneco Inc.	5%	5%

In the Clean Air division, EBIT as a percentage of revenues for the first quarter of 2013 was even when compared to last year's first quarter. In North America, EBIT as a percentage of revenues for the first quarter of 2013 was up one percentage point from last year's first quarter due to solid aftermarket performance and operational cost management which were partially offset as a percentage of revenue by lower OE revenues, their related manufacturing absorption costs and negative currency. Europe, South America and India's EBIT as a percentage of revenues for the first quarter of 2013 decreased one percentage point from the prior year's first quarter, driven by lower aftermarket volumes, increased restructuring and related expenses and negative currency which were offset partially as a percentage of revenue by operational cost management. EBIT as a percentage of revenues for Asia Pacific was even in the first quarter of 2013 when compared to the first quarter of 2012 due to higher production volumes in China, operational cost management and positive currency, which were offset as a percentage of revenue by higher restructuring and related expenses.

In the Ride Performance division, EBIT as a percentage of revenues was down one percentage point from the prior year's first quarter. In the first quarter of 2013, EBIT as a percentage of revenues for North America decreased three percentage points when compared to the first quarter of 2012 driven by lower OE and aftermarket volumes, the related manufacturing absorption costs, costs related to the resolution of an issue from late 2011 related to struts supplied to one particular OE platform and negative currency which were offset partially as a percentage of revenue by operational cost management. EBIT as a percentage of revenues in Europe, South America and India was flat in the first quarter of 2013 when compared to the prior year's first quarter due to the benefits to EBIT from operational cost management and restructuring savings offset as a percentage of revenue by volume declines in both the OE and aftermarket businesses. In Asia Pacific, EBIT as a percentage of revenues for the first quarter of 2013 was up 13 percentage points from last year's first quarter due to higher production volumes in China, positive currency and operational improvements.
Interest Expense, Net of Interest Capitalized
We reported interest expense in the first quarter of 2013 of $20 million ($19 million in our U.S. operations and $1 million in our foreign operations) net of interest capitalized of $1 million, down from $42 million (all in our U.S. operations) net of interest capitalized of $1 million in the first quarter of 2012. Included in the first quarter of 2012 was $17 million of expense related to our refinancing activities. Excluding the refinancing expenses, interest expense decreased in the first quarter of 2013 compared to the prior year's first quarter as a result of lower rates due to last year's debt refinancing transactions.
On March 31, 2013, we had $734 million in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed through December 2020, $225 million is fixed through August 2018, and the remainder is fixed from 2015 through 2025. We also have $518 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” later in this Management’s Discussion and Analysis.

Income Taxes
We reported an income tax expense of $12 million for the first quarter of 2013. The tax expense recorded in 2013 includes a net tax benefit of $13 million for tax adjustment primarily related to recognizing a U.S. tax benefit for foreign taxes. Income tax expense was $18 million for the first quarter of 2012. The tax expense recorded for 2012 differs from a statutory rate of 35 percent due to a net tax benefit of $1 million primarily related to U.S. taxable income with no associated tax expense due to our net operating loss carryforward and income generated in lower tax jurisdictions, partially offset by the impact of recording a valuation allowance against the tax benefit for losses in certain foreign jurisdictions.
The U.S. tax benefit for foreign taxes is driven by our ability to claim a U.S. foreign tax credit beginning in 2013. The U.S. foreign tax credit regime provides for a credit against U.S. taxes otherwise payable for foreign taxes paid with regard to dividends, interest and royalties paid to us in the U.S.
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
In 2012, we reversed the tax valuation allowance against our net deferred tax assets in the U.S. based on operating improvements we had made, the outlook for light and commercial vehicle production in the U.S. and the positive impact this should have on our U.S. operations. The net income impact of the tax valuation allowance release in the U.S was a tax benefit of approximately $81 million. Our federal NOL at December 31, 2012 totaled $190 million and expires beginning in tax years ending in 2022 through 2030. The state NOLs expire in various tax years through 2032.
Valuation allowances have been established in certain foreign jurisdictions for deferred tax assets based on a “more likely than not” standard. The ability to realize deferred tax assets depends on our ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each tax jurisdiction. We have considered the following possible sources of taxable income when assessing the realization of our deferred tax assets:

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
During 2013 we expect to conclude examinations on favorable terms that will result in a reduction in the accrued tax liability for uncertain tax positions which will favorably impact our tax expense.
Restructuring and Other Charges
Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. In 2012, we incurred $13 million in restructuring and related costs, primarily related to headcount reductions in South America and non-cash asset write downs of $4 million in Europe, of which $10 million was recorded in cost of sales and $3 million was recorded in SG&A. In the first quarter of 2013, we incurred $4 million in restructuring and related costs, primarily related to European cost reduction efforts and the costs to exit the distribution of aftermarket exhaust products in Australia, of which $3 million was recorded in cost of sales and $1 million was recorded in SG&A. In the first quarter of 2012, we incurred $1 million in restructuring and related costs.
Amounts related to activities that are part of our restructuring reserves are as follows:

	December 31, 2012 Restructuring Reserve	2013 Expenses	2013 Cash Payments	March 31, 2013 Restructuring Reserve
	(Millions)
Employee Severance and Termination Benefits	$—	4	(4)	$—

Under the terms of our amended and restated senior credit agreement that took effect on March 22, 2012, we are allowed to exclude $80 million of cash charges and expenses, before taxes, related to cost reduction initiatives incurred after March 22, 2012 from the calculation of the financial covenant ratios required under our senior credit facility. As of March 31, 2013, we have excluded $17 million in cumulative allowable charges relating to restructuring initiatives against the $80 million available under the terms of the senior credit facility.
On January 31, 2013, we announced our plan to reduce structural costs in Europe by approximately $60 million annually, and anticipate related costs of approximately $120 million, which includes the closing of the Vittaryd facility in Sweden that we announced in September 2012 and a $7 million charge recorded in the fourth quarter of 2012 related to the impairment of certain assets in the European ride performance business. We expect that most of the remaining expense will be recorded later in 2013 and 2014, and that the company will reach a full savings run rate in 2016. Any plans affecting our European hourly and salaried workforce would be subject to union consultation. $2 million of the total of $4 million we incurred in restructuring and related costs in the first quarter of 2013 related this initiative. In 2012, we recorded non-cash charges of $4 million related to the closing of the Vittaryd facility.
Earnings Per Share
We reported net income attributable to Tenneco Inc. of $54 million or $0.88 per diluted common share for the first quarter of 2013. Included in the results for the first quarter of 2013 were negative impacts from expenses related to our restructuring activities, which were more than offset by net tax benefits. The net impact of these items increased earnings per diluted share by $0.16. We reported net income of $30 million or $0.49 per diluted common share for the first quarter of 2012. Included in the results for 2012 were negative impacts from expenses related to our restructuring activities and costs related to our refinancing activities which were partially offset by net tax benefits. The net impact of these items decreased earnings per diluted share by $0.17.
Dividends on Common Stock
On January 10, 2001, our Board of Directors eliminated the quarterly dividend on our common stock. There are no current plans to reinstate a dividend on our common stock.
Cash Flows for the Three Months Ended March 31, 2013 and 2012

	Three Months Ended March 31,
	2013	2012
	(Millions)
Cash provided (used) by:
Operating activities	$(92)	$(85)
Investing activities	(83)	(68)
Financing activities	178	122
Operating Activities
For the first quarter of 2013, operating activities used $92 million in cash compared to $85 million in cash used during last year’s first quarter. For the first quarter of 2013, cash used for working capital was $197 million versus $171 million of cash used for working capital in the first quarter of 2012. The greater use of cash was primarily driven by the timing of tooling and engineering recoveries for future program launch activities and long-term incentive compensation payments. Receivables were a use of cash of $176 million in the first quarter of 2013 compared to a cash use of $181 million in the prior year’s first quarter. Inventory represented a cash outflow of $40 million during the first quarter of 2013, compared to a cash outflow of $76 million for last year’s first quarter. Accounts payable provided $77 million of cash for the quarter ended March 31, 2013, compared to cash generated of $88 million for the quarter ended March 31, 2012. Cash taxes were $25 million for the first quarter of 2013 compared to $17 million in the prior year’s first quarter.
Investing Activities
Cash used for investing activities was $83 million in the first quarter of 2013 compared to $68 million in the same period a year ago. Cash payments for plant, property and equipment were $70 million in the first quarter of 2013 versus payments of $65 million in the first quarter of 2012, an increase of $5 million. The majority of the spending was to support continued growth in the Clean Air business. Cash payments for software-related intangible assets were $6 million and $4 million, respectively, for first quarters of 2013 and 2012. Changes in restricted cash were a use of cash of $9 million in the first quarter of 2013.

Financing Activities

Cash flow from financing activities was an inflow of $178 million for the quarter ending March 31, 2013 compared to an inflow of $122 million for the quarter ending March 31, 2012. Borrowings under our revolving credit facility were $280 million at March 31, 2013 versus $260 million at March 31, 2012. In the first quarter of 2012, refinancing activities included retiring certain of our 8.125 percent senior notes due in 2015 and the $148 million Tranche B Term Facility, adding a new $250 million Tranche A Term Facility and increasing the amount and extending the maturity date of our revolving credit facility.
Outlook
Industry light vehicle production in the second quarter is forecasted by IHS Automotive to increase in most of the regions where we operate. This includes a four percent year-over-year increase in North America, eight percent in China, nine percent in South America and three percent in India. We are well positioned to benefit from these higher volumes with our strong platform position globally and excellent footprint in the fastest growing markets.
Europe will continue to be weak in the second quarter with IHS forecasts showing a three percent decline. As previously announced, we intend to reduce structural costs in Europe by $60 million annually with a related cost of about $120 million, most of which we expect to record later in 2013 and in 2014.
According to IHS Automotive, full-year light vehicle production in the regions where we operate is predicted to increase four percent versus last year. Full-year light vehicle production is estimated by IHS Automotive to increase in North America by four percent, in India by seven percent, in China by 10 percent, in South America by four percent and in Australia by six percent. Full-year light vehicle production in Europe is projected to decline three percent.
Global commercial vehicle production is expected to continue at low levels in the second quarter due to ongoing negative economic conditions and customers reducing inventory levels. We anticipate some volume recovery in the second half of the year as the industry works through these reductions. The majority of our 2013 new commercial vehicle launches will also occur later in the year as customers begin preparing for 2014 regulatory changes.
Global aftermarket revenue in the second quarter is expected to be similar year-over-year, with steady performance in North America, and a continued weak industry environment in Europe.
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
Revenue Recognition
We recognize revenue for sales to our original equipment and aftermarket customers when title and risk of loss passes to the customers under the terms of our arrangements with those customers, which is usually at the time of shipment from our plants or distribution centers. Generally, in connection with the sale of exhaust systems to certain original equipment manufacturers, we purchase catalytic converters and diesel particulate filters or components thereof including precious metals (“substrates”) on behalf of our customers which are used in the assembled system. These substrates are included in our inventory and “passed through” to the customer at our cost, plus a small margin, since we take title to the inventory and are responsible for both the delivery and quality of the finished product. Revenues recognized for substrate sales were $454 million and $456 million for the first three months of 2013 and 2012, respectively. For our aftermarket customers, we provide for promotional incentives and returns at the time of sale. Estimates are based upon the terms of the incentives and historical experience with returns. Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis. Shipping and handling costs billed to customers are included in revenues and the related costs are included in cost of sales in our condensed consolidated statements of income.
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

Pre-production Design and Development and Tooling Assets
We expense pre-production design and development costs as incurred unless we have a contractual guarantee for reimbursement from the original equipment customer. Unbilled pre-production design and development costs recorded in prepayments and other and long-term receivables totaled $33 million and $25 million at March 30, 2013 and December 31, 2012, respectively. In addition, plant, property and equipment included $47 million and $50 million at March 30, 2013 and December 31, 2012, respectively, for original equipment tools and dies that we own, and prepayments and other included $86 million and $66 million at March 30, 2013 and December 31, 2012, respectively, for in-process tools and dies that we are building for our original equipment customers.
Income Taxes
We reported income tax expenses of $12 million and $18 million in the three month periods ended March 31, 2013 and 2012, respectively. The tax expense recorded in 2013 includes net tax benefit of $13 million for tax adjustments primarily related to recognizing a U.S. tax benefit for foreign taxes.
The U.S. tax benefit for foreign taxes is driven by our ability to claim a U.S. foreign tax credit beginning in 2013. The U.S. foreign tax credit regime provides for a credit against U.S. taxes otherwise payable for foreign taxes paid with regard to dividends, interest and royalties paid to us in the U.S.
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
In 2012, we reversed the tax valuation allowance against our net deferred tax assets in the U.S. based on operating improvements we had made, the outlook for light and commercial vehicle production in the U.S. and the positive impact this should have on our U.S. operations. The net income impact of the tax valuation allowance release in the U.S was a tax benefit of approximately $81 million. Our federal NOL at December 31, 2012 totaled $190 million and expires beginning in tax years ending in 2022 through 2030. The state NOLs expire in various tax years through 2032.
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
During 2013 we expect to conclude examinations on favorable terms that will result in a reduction in the accrued tax liability for uncertain tax positions which will favorably impact our tax expense.
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
In the fourth quarter of 2012, the estimated fair value of each of our reporting units exceeded the carrying value of their assets and liabilities as of the testing date.
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
Our approach to establishing the discount rate assumption for both our domestic and foreign plans is generally based on the yield on high-quality corporate fixed-income investments. At the end of each year, the discount rate is determined using the results of bond yield curve models based on a portfolio of high quality bonds matching the notional cash inflows with the expected benefit payments for each significant benefit plan. Based on this approach, we lowered the weighted average discount rate for all our pension plans to 4.1 percent in 2013 from 4.9 percent in 2012. The discount rate for postretirement benefits was lowered to 4.1 percent in 2013 from 4.8 percent in 2012.
Our approach to determining expected return on plan asset assumptions evaluates both historical returns as well as estimates of future returns, and is adjusted for any expected changes in the long-term outlook for the equity and fixed income markets. As a result, our estimate of the weighted average long-term rate of return on plan assets for all of our pension plans was lowered to 6.9 percent in 2013 from 7.2 percent for 2012.
Except in the U.K., our pension plans generally do not require employee contributions. Our policy is to fund our pension plans in accordance with applicable U.S. and foreign government regulations and to make additional payments as funds are available to achieve full funding of the accumulated benefit obligation. As of March 31, 2013, all legal funding requirements have been met.
Changes in Accounting Pronouncements
Note 11 in our notes to condensed consolidated financial statements located in Part I Item 1 of this Form 10-Q is incorporated herein for reference.

Liquidity and Capital Resources
Capitalization

	March 31, 2013	December 31, 2012	% Change
	(Millions)
Short-term debt and maturities classified as current	$115	$113	2%
Long-term debt	1,252	1,067	17
Total debt	1,367	1,180	16
Total redeemable noncontrolling interests	17	15	13
Total noncontrolling interests	50	45	11
Tenneco Inc. shareholders’ equity	284	246	15
Total equity	334	291	15
Total capitalization	$1,718	$1,486	16
General. Short-term debt, which includes maturities classified as current, borrowings by foreign subsidiaries, and borrowings securitized by our North American accounts receivable securitization program, was $115 million and $113 million as of March 31, 2013 and December 31, 2012, respectively. Borrowings under our revolving credit facilities, which are classified as long-term debt, were $280 million and $92 million at March 31, 2013 and December 31, 2012, respectively.
The 2013 year-to-date increase in total equity primarily resulted from net income attributable to Tenneco Inc. of $54 million, a $4 million increase in additional liability for pension and postretirement benefits, a $6 million increase in premium on common stock and other capital surplus relating to common stock issued pursuant to benefit plans and a $26 million decrease caused by the impact of changes in foreign exchange rates on the translation of financial statements of our foreign subsidiaries into U.S. dollars.
Overview. Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions. The arrangement is secured by substantially all our domestic assets and pledges of up to 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries.
On March 22, 2012, we completed an amendment and restatement of our senior credit facility by increasing the amount and extending the maturity date of our revolving credit facility and adding a new Tranche A Term Facility. The amended and restated facility replaces our former $556 million revolving credit facility, $148 million Tranche B Term Facility and $130 million Tranche B-1 letter of credit/revolving loan facility. The proceeds from this refinancing transaction were used to repay our $148 million Tranche B Term Facility and, as described below, to fund the purchase and redemption of our $250 million 8.125 percent senior notes due in 2015. As of March 31, 2013, the senior credit facility provides us with a total revolving credit facility size of $850 million and had a $237 million debt balance outstanding under the Tranche A Term Facility, both of which will mature on March 22, 2017. Funds may be borrowed, repaid and re-borrowed under the revolving credit facility without premium or penalty. The revolving credit facility is reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. Outstanding letters of credit reduce our availability to enter into revolving loans under the facility. We are required to make quarterly principal payments under the Tranche A Term Facility of $3.1 million beginning June 30, 2012 through March 31, 2014, $6.3 million beginning June 30, 2014 through March 31, 2015, $9.4 million beginning June 30, 2015 through March 31, 2016, $12.5 million beginning June 30, 2016 through December 31, 2016 and a final payment of $125 million is due on March 22, 2017.
On March 8, 2012, we announced a cash tender offer to purchase our outstanding $250 million 8.125 percent senior notes due in 2015 and a solicitation of consents to certain proposed amendments to the indenture governing these notes. We received tenders and consents representing $232 million aggregate principal amount of the notes and, on March 22, 2012, we purchased the tendered notes at a price of 104.44 percent of the principal amount (which includes a consent payment of three percent of the principal amount), plus accrued and unpaid interest, and amended the related indenture. On April 6, 2012, we redeemed the remaining outstanding $18 million aggregate principal amount of senior notes that were not purchased pursuant to the tender offer at a price of 104.06 percent of the principal amount, plus accrued and unpaid interest. The additional liquidity provided by the new $850 million revolving credit facility and the new $250 million Tranche A Term Facility was used to fund the total cost of the tender offer and redemption, including all related fees and expenses.
At March 31, 2013, of the $850 million available under the revolving credit facility, we had unused borrowing capacity of $531 million with $280 million in outstanding borrowings and $39 million in outstanding letters of credit. As of March 31, 2013, our outstanding debt also included $237 million related to our Tranche A Term Facility which is subject to quarterly principal payments as described above through March 22, 2017, $225 million of 7.75 percent senior notes due August 15, 2018, $500 million of 6.875 percent senior notes due December 15, 2020, and $125 million of other debt.
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
Senior Credit Facility — Other Terms and Conditions. Our senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA, as defined in the senior credit facility agreement), and consolidated interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined under the senior credit facility agreement) at the end of each period indicated. Failure to maintain these ratios will result in a default under our senior credit facility. The financial ratios required under the amended and restated senior credit facility and, the actual ratios we achieved for the first quarter of 2013, are as follows:

	Quarter Ended
	March 31, 2013
	Req.	Act.
Leverage Ratio (maximum)	3.50	1.98
Interest Coverage Ratio (minimum)	2.55	8.39

The senior credit facility includes a maximum leverage ratio covenant of 3.50 through March 22, 2017 and a minimum interest coverage ratio of 2.55 through December 31, 2013 and 2.75 thereafter, through March 22, 2017.
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
As of March 31, 2013, we were in compliance with all the financial covenants and operational restrictions of the senior credit facility. Our senior credit facility does not contain any terms that could accelerate payment of the facility or affect pricing under the facility as a result of a credit rating agency downgrade.
Senior Notes. As of March 31, 2013, our outstanding senior notes also included $225 million of 7.75 percent senior notes due August 15, 2018 and $500 million of 6.875 percent senior notes due December 15, 2020. Under the indentures governing the notes, we are permitted to redeem some or all of the remaining senior notes at specified prices that decline to par over a specified period at any time on and after August 15, 2014 in the case of the senior notes due 2018, and December 15, 2015 in the case of the senior notes due 2020. In addition, prior to such dates the notes may also be redeemed at a price generally equal to 100 percent of the principal amount thereof plus a premium based on the present values of the remaining payments due to the noteholders. Further, the indentures governing the notes also permit us to redeem up to 35 percent of the senior notes due 2018, with the proceeds of certain equity offerings completed on or before August 15, 2013 and up to 35 percent of the senior notes due 2020, with the proceeds of certain equity offerings completed on or before December 15, 2013. If we sell certain of our assets or experience specified kinds of changes in control, we must offer to repurchase the notes due 2018 and 2020 at 101 percent of the principal amount thereof plus accrued and unpaid interest.
Our senior notes require that, as a condition precedent to incurring certain types of indebtedness not otherwise permitted, our consolidated fixed charge coverage ratio, as calculated on a pro forma basis, be greater than 2.00. The indentures also contain restrictions on our operations, including limitations on: (i) incurring additional indebtedness or liens; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; (v) asset sales and (vi) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. As of March 31, 2013, we were in compliance with the covenants and restrictions of these indentures.

Accounts Receivable Securitization. We securitize some of our accounts receivable on a limited recourse basis in North America and Europe. As servicer under these accounts receivable securitization programs, we are responsible for performing all accounts receivable administration functions for these securitized financial assets including collections and processing of customer invoice adjustments. In North America, we have an accounts receivable securitization program with three commercial banks comprised of a first priority facility and a second priority facility. We securitize original equipment and aftermarket receivables on a daily basis under the bank program. In March 2013, the North American program was amended and extended to March 21, 2014. The first priority facility continues to provide financing of up to $110 million and the second priority facility, which is subordinated to the first priority facility, continues to provide up to an additional $40 million of financing. Both facilities monetize accounts receivable generated in the U.S. and Canada that meet certain eligibility requirements. The second priority facility also monetizes certain accounts receivable generated in the U.S. or Canada that would otherwise be ineligible under the first priority securitization facility. The amount of outstanding third-party investments in our securitized accounts receivable under the North American program was $50 million at March 31, 2013 and $50 million at December 31, 2012.
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
We also securitize receivables in our European operations with regional banks in Europe. The arrangements to securitize receivables in Europe are provided under seven separate facilities provided by various financial institutions in each of the foreign jurisdictions. The commitments for these arrangements are generally for one year, but some may be cancelled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon 15 days, or less, notification. The amount of outstanding third-party investments in our securitized accounts receivable in Europe was $145 million and $94 million at March 31, 2013 and December 31, 2012, respectively.
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
In our North American accounts receivable securitization programs, we transfer a partial interest in a pool of receivables and the interest that we retain is subordinate to the transferred interest. Accordingly, we account for our North American securitization program as a secured borrowing. In our European programs, we transfer accounts receivables in their entirety to the acquiring entities and satisfy all of the conditions established under ASC Topic 860, “Transfers and Servicing,” to report the transfer of financial assets in their entirety as a sale. The proceeds received in exchange for the transfer of accounts receivable under our European securitization programs approximates the fair value of such receivables. We recognized $1 million interest expense in each of the three month periods ended March 31, 2013 and 2012 relating to our North American securitization program. In addition, we recognized a loss of $1 million in each of the three month periods ended March 31, 2013 and 2012 on the sale of trade accounts receivable in our European accounts receivable securitization programs, representing the discount from book values at which these receivables were sold to our banks. The discount rate varies based on funding costs incurred by our banks, which averaged approximately two percent and three percent during the first three months of 2013 and 2012, respectively.
Negotiable Financial Instruments. One of our European subsidiaries receives payment from one of its OE customers whereby the accounts receivable are satisfied through the delivery of negotiable financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets. The amount of these financial instruments that was collected before their maturity date and sold at a discount totaled $3 million and $6 million at March 31, 2013 and December 31, 2012, respectively. No negotiable financial instruments were held by our European subsidiary as of March 31, 2013 and December 31, 2012, respectively.
In certain instances, several of our Chinese subsidiaries receive payment from OE customers and satisfy vendor payments through the receipt and delivery of negotiable financial instruments. Financial instruments used to satisfy vendor payables and not redeemed totaled $14 million and $12 million at March 31, 2013 and December 31, 2012, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $12 million and $8 million at March 31, 2013 and December 31, 2012, respectively. We classify financial instruments received from our OE customers as other current assets if issued by a financial institution of our customers or as customer notes and accounts, net if issued by our customer. We classified $12 million and $8 million in other current assets at March 31, 2013 and December 31, 2012, respectively. Some of our Chinese subsidiaries that issue their own negotiable financial instruments to pay vendors are required to maintain a cash balance if they exceed certain credit limits with the financial institution that guarantees those financial instruments. A restricted cash balance was not required at those Chinese subsidiaries at March 31, 2013 or December 31, 2012.
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
Capital Requirements. We believe that cash flows from operations, combined with our cash on hand and available borrowing capacity described above, assuming that we maintain compliance with the financial covenants and other requirements of our loan agreement, will be sufficient to meet our future capital requirements, including debt amortization, capital expenditures, pension contributions, and other operational requirements including cost reduction plans, for the following year. Our ability to meet the financial covenants depends upon a number of operational and economic factors, many of which are beyond our control. In the event that we are unable to meet these financial covenants, we would consider several options to meet our cash flow needs. Such actions include additional restructuring initiatives and other cost reductions, sales of assets, reductions to working capital and capital spending, issuance of equity and other alternatives to enhance our financial and operating position. Should we be required to implement any of these actions to meet our cash flow needs, we believe we can do so in a reasonable time frame.

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
In managing our foreign currency exposures, we identify and aggregate existing offsetting positions and then hedge residual exposures through third-party derivative contracts. The fair value of our foreign currency forward contracts was less than $1 million at March 31, 2013 and is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. The following table summarizes by major currency the notional amounts for our foreign currency forward purchase and sale contracts as of March 31, 2013. All contracts in the following table mature in 2013.

		March 31, 2013
		Notional Amount in Foreign Currency
		(Millions)
Australian dollars	—Purchase	2
British pounds	—Purchase	6
European euro	—Sell	(51)
South African rand	—Purchase	153
Japanese yen	—Sell	(781)
U.S. dollars	—Purchase	1,958
	—Sell	(117)
Other	—Sell	(1)
Interest Rate Risk
Our financial instruments that are sensitive to market risk for changes in interest rates are primarily our debt securities. We use our revolving credit facility to finance our short-term and long-term capital requirements. We pay a current market rate of interest on these borrowings. Our long-term capital requirements have been financed with long-term debt with original maturity dates ranging from five to ten years. On March 31, 2013, we had $734 million in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed through December 2020, $225 million is fixed through August 2018, and the remainder is fixed from 2015 through 2026. We also have $518 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” earlier in this Management’s Discussion and Analysis.
We estimate that the fair value of our long-term debt at March 31, 2013 was about 106 percent of its book value. A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $6 million.

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
We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense costs related to an existing condition caused by past operations that do not contribute to current or future revenue generation. As of March 31, 2013, we have the obligation to remediate or contribute towards the remediation of certain sites, including one Federal Superfund site. At March 31, 2013, our aggregated estimated share of environmental remediation costs for all these sites on a discounted basis was approximately $18 million, of which $5 million is recorded in other current liabilities and $13 million is recorded in deferred credits and other liabilities in our condensed consolidated balance sheet. For those locations where the liability was discounted, the weighted average discount rate used was 1.50 percent. The undiscounted value of the estimated remediation costs was $20 million. Our expected payments of environmental remediation costs are estimated to be approximately $4 million in 2013, $2 million in 2014, $1 million each year beginning 2015 through 2017 and $11 million in aggregate thereafter.
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
In addition, we are subject to lawsuits initiated by a significant number of claimants alleging health problems as a result of exposure to asbestos. In the early 2000s we were named in nearly 20,000 complaints, most of which were filed in

Mississippi state court and the vast majority of which made no allegations of exposure to asbestos from our product categories. Most of these claims have been dismissed and our current docket of active and inactive cases is less than 500 cases nationwide. A small number of claims have been asserted by railroad workers alleging exposure to asbestos products in railroad cars manufactured by The Pullman Company, one of our subsidiaries. The substantial majority of the remaining claims are related to alleged exposure to asbestos in our automotive products. Only a small percentage of the claimants allege that they were automobile mechanics and a significant number appear to involve workers in other industries or otherwise do not include sufficient information to determine whether there is any basis for a claim against us. We believe, based on scientific and other evidence, it is unlikely that mechanics were exposed to asbestos by our former products and that, in any event, they would not be at increased risk of asbestos-related disease based on their work with these products. Further, many of these cases involve numerous defendants, with the number in some cases exceeding 100 defendants from a variety of industries. Additionally, the plaintiffs either do not specify any, or specify the jurisdictional minimum, dollar amount for damages. As major asbestos manufacturers and/or users continue to go out of business or file for bankruptcy, we may experience an increased number of these claims. We vigorously defend ourselves against these claims as part of our ordinary course of business. In future periods, we could be subject to charges to earnings if any of these matters are resolved unfavorably to us. To date, with respect to claims that have proceeded sufficiently through the judicial process, we have regularly achieved favorable resolutions. Accordingly, we presently believe that these asbestos-related claims will not have a material adverse impact on our future consolidated financial condition, results of operations or cash flows.
In the fourth quarter of 2011, we encountered an issue in our North America OE ride control business involving struts supplied on one particular OE platform. As a result, we directly incurred approximately $2 million in premium freight and overtime costs in the fourth quarter of 2011 and $3 million in 2012. In the first quarter of 2013 we incurred a charge of $2 million in connection with the resolution of all existing claims pertaining to this matter. We expect to pay the customer the $2 million in the second quarter.
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
Below is a table that shows the activity in the warranty accrual accounts:

	Three Months Ended March 31,
	2013	2012
	(Millions)
Beginning Balance January 1,	$23	$26
Accruals related to product warranties	2	5
Reductions for payments made	(4)	(4)
Ending Balance March 31,	$21	$27
Tenneco 401(K) Retirement Savings Plan
Effective January 1, 2012, the Tenneco Employee Stock Ownership Plan for Hourly Employees and the Tenneco Employee Stock Ownership Plan for Salaried Employees were merged into one plan called the Tenneco 401(k) Retirement Savings Plan (the “Retirement Savings Plan”). Under the plan, subject to limitations in the Internal Revenue Code, participants may elect to defer up to 75 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We match in cash 100 percent on the first three percent and 50 percent on the next two percent of employee contributions. In connection with freezing the defined benefit pension plans for nearly all U.S. based salaried and non-union hourly employees effective December 31, 2006, and the related replacement of those defined benefit plans with defined contribution plans, we are making additional contributions to the Employee Stock Ownership Plans. We recorded expense for these contributions of approximately $6 million and $5 million for the three months ended March 31, 2013 and 2012, respectively. Matching contributions vest immediately. Defined benefit replacement contributions fully vest on the employee’s third anniversary of employment.
ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information regarding our exposure to interest rate risk and foreign currency exchange rate risk, see the caption entitled “Derivative Financial Instruments” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated herein by reference.
ITEM 4.CONTROLS AND PROCEDURES

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1A.RISK FACTORS
We are exposed to certain risks and uncertainties that could have a material adverse impact on our business, financial condition and operating results. There have been no material changes to the Risk Factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) Not applicable.
(c) Purchase of equity securities by the issuer and affiliated purchasers. The following table provides information relating to our purchase of shares of our common stock in the first quarter of 2013. All of these purchases reflect shares withheld upon vesting of restricted stock for minimum tax withholding obligations. We intend to continue to satisfy statutory minimum tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares.

Period	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under These Plans or Programs
January 2013	43,771	$36.17	—	—
February 2013	—	$—	—	—
March 2013	—	$—	—	—
Total	43,771	$36.17	—	—
In January 2013, our Board of Directors approved a share repurchase program, authorizing our company to repurchase up to 550,000 shares of the Company's outstanding common stock over a 12 month period. Our share repurchase program is intended to offset dilution from shares of restricted stock and stock options issued in 2013 to employees.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, Tenneco Inc. has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TENNECO INC.

By:	/S/ KENNETH R. TRAMMELL
Kenneth R. Trammell
Executive Vice President and Chief Financial Officer
Dated: May 7, 2013

INDEX TO EXHIBITS
TO
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2013

Exhibit Number		Description

10.1
Omnibus Amendment No. 5, dated as of March 22, 2013, to Third Amended and Restated Receivables Purchase Agreement and Receivables Sale Agreements, as amended (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated March 22, 2013, File No. 1-12387).

10.2
Amendment No. 3 to SLOT Receivables Purchase Agreement, dated as of March 22, 2013 (incorporated herein by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K dated March 22, 2013, File No. 1-12387).

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