Form 10-Q
period 2013-06-30
TENNECO INC
filed 2013-08-06
CIK 1024725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013
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
Common Stock, par value $0.01 per share: 61,095,991 shares outstanding as of August 1, 2013.

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

•
changes in consumer demand for our automotive, commercial or aftermarket products, or changes in automotive and commercial vehicle manufacturers’ production rates and their actual and forecasted requirements for our products, due to difficult economic conditions, such as the prolonged recession in Europe;

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

•	economic, exchange rate and political conditions in the countries where we operate or sell our products;

•	customer acceptance of new products;

•	new technologies that reduce the demand for certain of our products or otherwise render them obsolete;

•	our ability to introduce new products and technologies that satisfy customers' needs in a timely fashion;

•	our ability to realize our business strategy of improving operating performance;

•	our ability to successfully integrate any acquisitions that we complete and effectively manage our joint ventures and other third-party relationships;

•	changes by the Financial Accounting Standards Board or the Securities and Exchange Commission of authoritative generally accepted accounting principles or policies;

•	changes in accounting estimates and assumptions, including changes based on additional information;

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
FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS (UNAUDITED)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Tenneco Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Tenneco Inc. and consolidated subsidiaries as of June 30, 2013, and the related condensed consolidated statements of income, comprehensive income, and cash flows for the three and six month periods ended June 30, 2013 and 2012 and changes in shareholders' equity for the six months ended June 30, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.
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
August 6, 2013

The “Report of Independent Registered Public Accounting Firm” included above is not a “report” or “part of a Registration Statement” prepared or certified by an independent accountant within the meaning of Sections 7 and 11 of the Securities Act of 1933, and the accountants’ Section 11 liability does not extend to such report.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
	(Millions Except Share and Per Share Amounts)
Revenues
Net sales and operating revenues	$2,067	$1,920	$3,970	$3,832

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	1,736	1,595	3,340	3,202
Engineering, research, and development	33	28	68	66
Selling, general, and administrative	106	109	225	227
Depreciation and amortization of other intangibles	50	50	100	99
	1,925	1,782	3,733	3,594
Other expense
Loss on sale of receivables	(1)	(1)	(2)	(2)
Other	—	—	(1)	(3)
	(1)	(1)	(3)	(5)
Earnings before interest expense, income taxes, and noncontrolling interests	141	137	234	233
Interest expense (net of interest capitalized of $1 million in both of the three months ended June 30, 2013 and 2012, respectively, and $2 million in both of the six months ended June 30, 2013 and 2012, respectively)	20	21	40	63
Earnings before income taxes and noncontrolling interests	121	116	194	170
Income tax expense	47	21	59	39
Net income	74	95	135	131
Less: Net income attributable to noncontrolling interests	11	8	18	14
Net income attributable to Tenneco Inc.	$63	$87	$117	$117
Earnings per share
Weighted average shares of common stock outstanding —
Basic	60,542,361	59,992,055	60,424,540	60,067,205
Diluted	61,724,124	61,260,871	61,532,550	61,470,513
Basic earnings per share of common stock	$1.04	$1.45	1.94	1.95
Diluted earnings per share of common stock	$1.02	$1.42	1.91	1.90
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of income.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30, 2013
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	(Millions)
Net Income		$63		$11		$74
Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance April 1	$(50)		$5		$(45)
Translation of foreign currency statements	(24)	(24)	—	—	(24)	(24)
Balance June 30	(74)		5		(69)
Additional Liability for Pension and Postretirement Benefits
Balance April 1	(380)		—		(380)
Additional Liability for Pension and Postretirement Benefits, net of tax	6	6			6	6
Balance June 30	(374)		—		(374)
Balance June 30	$(448)		$5		$(443)
Other Comprehensive Loss		(18)		—		(18)
Comprehensive Income		$45		$11		$56
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of comprehensive income.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30, 2012
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

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Six Months Ended June 30, 2013
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	(Millions)
Net Income		$117		$18		$135
Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$(24)		$5		$(19)
Translation of foreign currency statements	(50)	(50)	—	—	(50)	(50)
Balance June 30	(74)		5		(69)
Additional Liability for Pension and Postretirement Benefits
Balance January 1	(384)		—		(384)
Additional Liability for Pension and Postretirement Benefits, net of tax	10	10			10	10
Balance June 30	(374)		—		(374)
Balance June 30	$(448)		$5		$(443)
Other Comprehensive Income		(40)		—		(40)
Comprehensive Income		$77		$18		$95
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of comprehensive income.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Six Months Ended June 30, 2012
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	(Millions)
Net Income		$117		$14		$131
Accumulated Other Comprehensive Income
Cumulative Translation Adjustment
Balance January 1	$(30)		$4		$(26)
Translation of foreign currency statements	(17)	(17)	—	—	(17)	(17)
Balance June 30	(47)		4		(43)
Additional Liability for Pension and Postretirement Benefits
Balance January 1	(352)		—		(352)
Additional Liability for Pension and Postretirement Benefits, net of tax	8	8			8	8
Balance June 30	(344)		—		(344)
Balance June 30	$(391)		$4		$(387)
Other Comprehensive Loss		(9)		—		(9)
Comprehensive Income		$108		$14		$122
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of comprehensive income.

TENNECO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2013	December 31, 2012
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$235	$223
Restricted cash	5	—
Receivables —
Customer notes and accounts, net	1,196	966
Other	22	20
Inventories —
Finished goods	271	273
Work in process	206	207
Raw materials	138	133
Materials and supplies	54	54
Deferred income taxes	72	72
Prepayments and other	248	176
Total current assets	2,447	2,124
Other assets:
Long-term receivables, net	8	4
Goodwill	70	72
Intangibles, net	32	35
Deferred income taxes	151	116
Other	121	135
	382	362
Plant, property, and equipment, at cost	3,333	3,365
Less — Accumulated depreciation and amortization	(2,223)	(2,243)
	1,110	1,122
Total Assets	$3,939	$3,608
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)	$120	$113
Trade payables	1,339	1,186
Accrued taxes	36	50
Accrued interest	9	10
Accrued liabilities	246	239
Other	44	51
Total current liabilities	1,794	1,649
Long-term debt	1,158	1,067
Deferred income taxes	26	27
Postretirement benefits	374	407
Deferred credits and other liabilities	194	152
Commitments and contingencies
Total liabilities	3,546	3,302
Redeemable noncontrolling interests	13	15
Tenneco Inc. Shareholders’ equity:
Common stock	1	1
Premium on common stock and other capital surplus	3,049	3,031
Accumulated other comprehensive loss	(448)	(408)
Retained earnings (accumulated deficit)	(1,987)	(2,104)
	615	520
Less — Shares held as treasury stock, at cost	276	274
Total Tenneco Inc. shareholders’ equity	339	246
Noncontrolling interests	41	45
Total equity	380	291
Total liabilities, redeemable noncontrolling interests and equity	$3,939	$3,608
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
	(Millions)

Net income	$74	$95	$135	$131
Adjustments to reconcile net income to cash provided by operating activities —
Depreciation and amortization of other intangibles	50	50	100	99
Deferred income taxes	21	(2)	16	(7)
Stock-based compensation	2	3	7	7
Loss on sale of assets	2	1	2	2
Changes in components of working capital —
(Increase) decrease in receivables	(77)	(31)	(253)	(212)
(Increase) decrease in inventories	22	(7)	(18)	(83)
(Increase) decrease in prepayments and other current assets	(32)	(23)	(81)	(39)
Increase (decrease) in payables	72	(2)	149	86
Increase (decrease) in accrued taxes	(8)	17	(13)	18
Increase (decrease) in accrued interest	(4)	(4)	—	(4)
Increase (decrease) in other current liabilities	15	2	7	15
Changes in long-term assets	3	1	3	9
Changes in long-term liabilities	(10)	(17)	(20)	(22)
Other	3	3	7	1
Net cash provided by operating activities	133	86	41	1
Investing Activities
Proceeds from the sale of assets	—	—	2	1
Cash payments for plant, property, and equipment	(54)	(60)	(124)	(125)
Cash payments for software related intangible assets	(6)	(3)	(12)	(7)
Changes in restricted cash	4	—	(5)	—
Net cash (used) by investing activities	(56)	(63)	(139)	(131)
Financing Activities
Issuance of common shares	12	—	13	—
Retirement of long-term debt	(3)	(22)	(8)	(403)
Issuance of long-term debt	—	—	—	250
Debt issuance cost of long-term debt	—	(1)	—	(13)
Purchase of common stock under the share repurchase program	(2)	(18)	(2)	(18)
Increase (decrease) in bank overdrafts	44	(2)	35	—
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	(84)	3	107	236
Net increase in short-term borrowings secured by accounts receivable	—	30	—	60
Capital contribution from noncontrolling interest partner	—	1	—	1
Distributions to noncontrolling interest partners	(23)	(18)	(23)	(18)
Net cash provided (used) by financing activities	(56)	(27)	122	95
Effect of foreign exchange rate changes on cash and cash equivalents	(19)	(8)	(12)	2
Increase (decrease) in cash and cash equivalents	2	(12)	12	(33)
Cash and cash equivalents, April 1 and January 1, respectively	233	193	223	214
Cash and cash equivalents, June 30	$235	$181	$235	$181
Supplemental Cash Flow Information
Cash paid during the period for interest	$23	$24	$39	$59
Cash paid during the period for income taxes (net of refunds)	46	19	71	36
Non-cash Investing and Financing Activities
Period end balance of trade payables for plant, property, and equipment	$24	$30	$24	$30

Note: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of cash flows.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Six Months Ended June 30,
	2013		2012
	Shares	Amount	Shares	Amount
	(Millions Except Share Amounts)
Tenneco Inc. Shareholders:
Common Stock
Balance January 1	62,789,382	$1	62,101,335	$1
Issued pursuant to benefit plans	156,357	—	152,705	—
Stock options exercised	491,064	—	115,016	—
Balance June 30	63,436,803	1	62,369,056	1
Premium on Common Stock and Other Capital Surplus
Balance January 1		3,031		3,016
Premium on common stock issued pursuant to benefit plans		18		6
Balance June 30		3,049		3,022
Accumulated Other Comprehensive Loss
Balance January 1		(408)		(382)
Other comprehensive income (loss)		(40)		(9)
Balance June 30		(448)		(391)
Retained Earnings (Accumulated Deficit)
Balance January 1		(2,104)		(2,379)
Net income attributable to Tenneco Inc.		117		117
Balance June 30		(1,987)		(2,262)
Less — Common Stock Held as Treasury Stock, at Cost
Balance January 1	2,294,692	274	1,694,692	256
Purchase of common stock through stock repurchase program	45,000	2	600,000	18
Balance June 30	2,339,692	276	2,294,692	274
Total Tenneco Inc. shareholders’ equity		$339		$96
Noncontrolling Interests:
Balance January 1		$45		$43
Net income		12		10
Other comprehensive income (loss)		(1)		1
Dividends declared		(15)		(17)
Balance June 30		$41		$37
Total equity		$380		$133
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

(2)	Financial Instruments
The carrying and estimated fair values of our financial instruments by class at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Millions)
Long-term debt (including current maturities)	$1,160	$1,217	$1,070	$1,136
Instruments with off-balance sheet risk:
Foreign exchange forward contracts:
Asset derivative contracts	—	—	1	1
Asset and Liability Instruments — The fair value of cash and cash equivalents, short and long-term receivables, accounts payable, and short-term debt was considered to be the same as or was not determined to be materially different from the carrying amount.
Long-term Debt — The fair value of our public fixed rate senior notes is based on quoted market prices (level 1). The fair value of our private borrowings under our senior credit facility and other long-term debt instruments is based on the market value of debt with similar maturities, interest rates and risk characteristics (level 2). The fair value of our level 1 debt, as classified in the fair value hierarchy, was $782 million and $790 million at June 30, 2013 and December 31, 2012, respectively. We have classified $425 million and $334 million as level 2 in the fair value hierarchy at June 30, 2013 and December 31, 2012, respectively, since we utilize valuation inputs that are observable both directly and indirectly. We classified the remaining $10 million and $12 million, consisting of foreign subsidiary debt, as level 3 in the fair value hierarchy at June 30, 2013 and December 31, 2012, respectively.
Foreign Exchange Forward Contracts — We use derivative financial instruments, principally foreign currency forward purchase and sales contracts with terms of less than one year, to hedge our exposure to changes in foreign currency exchange rates. Our primary exposure to changes in foreign currency rates results from intercompany loans made between affiliates to minimize the need for borrowings from third parties. Additionally, we enter into foreign currency forward purchase and sale contracts to mitigate our exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables. We manage counter-party credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements. We do not enter into derivative financial instruments for speculative purposes. The fair value of our foreign currency forward contracts is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. We record the change in fair value of these foreign exchange forward contracts as part of currency gains (losses) within cost of sales in the condensed consolidated statements of income. The fair value of foreign exchange forward contracts are recorded in prepayments and other current assets or other current liabilities in the condensed consolidated balance sheet. The fair value of our foreign exchange forward contracts, presented on a gross basis at June 30, 2013 and December 31, 2012, respectively, was as follows:

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

	Fair Value of Derivative Instruments
	June 30, 2013			December 31, 2012
	Asset Derivatives	Liability Derivatives	Total	Asset Derivatives	Liability Derivatives	Total
	(Millions)
Foreign exchange forward contracts	$—	$—	$—	$1	$—	$1

The fair value of our recurring financial assets at June 30, 2013 and December 31, 2012, respectively, are as follows:

	June 30, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(Millions)
Financial Assets:
Foreign exchange forward contracts	n/a	$—	n/a	n/a	$1	n/a

The fair value hierarchy definition prioritizes the inputs used in measuring fair value into the following levels:

Level 1	—	Quoted prices in active markets for identical assets or liabilities.

Level 2	—	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

Level 3	—	Unobservable inputs based on our own assumptions.

The following table summarizes by major currency the notional amounts for foreign currency forward purchase and sale contracts as of June 30, 2013 (all of which mature in 2013):

		Notional Amount in Foreign Currency
		(Millions)
Australian dollars	—Purchase	3
	—Sell	(2)
British pounds	—Purchase	8
European euro	—Sell	(8)
South African rand	—Purchase	103
Japanese yen	—Purchase	159
	—Sell	(790)
U.S. dollars	—Purchase	13
	—Sell	(17)
Other	—Purchase	1
	—Sell	(2)
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
We have two performance guarantee agreements in the U.K. between Tenneco Management Europe Limited (“TMEL”) and the two Walker Group Retirement Plans, the Walker Group Employee Benefit Plan and the Walker Group Executive Retirement Benefit Plan (the “Walker Plans”), whereby TMEL will guarantee the payment of all current and future pension contributions in event of a payment default by the sponsoring or participating employers of the Walker Plans. As a result of our decision to enter into these performance guarantee agreements, the levy due to the U.K. Pension Protection Fund was reduced. The Walker Plans are comprised of employees from Tenneco Walker (U.K.) Limited and our Futaba-Tenneco U.K. joint

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

venture. Employer contributions are funded by both Tenneco Walker (U.K.) Limited, as the sponsoring employer and Futaba-Tenneco U.K., as a participating employer. The performance guarantee agreements are expected to remain in effect until all pension obligations for the Walker Plans’ sponsoring and participating employers have been satisfied. The maximum amount payable for these pension performance guarantees is approximately $32 million as of June 30, 2013 which is determined by taking 105 percent of the liability of the Walker Plans calculated under section 179 of the U.K. Pension Act of 2004 offset by plan assets. We did not record an additional liability for this performance guarantee since Tenneco Walker (U.K.) Limited, as the sponsoring employer of the Walker Plans, already recognizes 100 percent of the pension obligation calculated based on U.S. GAAP, for all of the Walker Plans’ participating employers on its balance sheet, which was $5 million and $7 million at June 30, 2013 and December 31, 2012, respectively. At June 30, 2013, all pension contributions under the Walker Plans were current for all of the Walker Plans’ sponsoring and participating employers.
In June 2011, we entered into an indemnity agreement between TMEL and Futaba Industrial Co. Ltd. which requires Futaba to indemnify TMEL for any cost, loss or liability which TMEL may incur under the performance guarantee agreements relating to the Futaba-Tenneco U.K. joint venture. The maximum amount reimbursable by Futaba to TMEL under this indemnity agreement is equal to the amount incurred by TMEL under the performance guarantee agreements multiplied by Futaba’s shareholder ownership percentage of the Futaba-Tenneco U.K. joint venture. At June 30, 2013, the maximum amount reimbursable by Futaba to TMEL is approximately $6 million.
We have issued guarantees through letters of credit in connection with some obligations of our affiliates. As of June 30, 2013, we have guaranteed $39 million in letters of credit to support some of our subsidiaries’ insurance arrangements, foreign employee benefit programs, environmental remediation activities and cash management and capital requirements.
Negotiable Financial Instruments — One of our European subsidiaries receives payment from one of its Original Equipment (OE) customers whereby the accounts receivable are satisfied through the delivery of negotiable financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets. The amount of these financial instruments that was collected before their maturity date and sold at a discount totaled $6 million at both June 30, 2013 and December 31, 2012. No negotiable financial instruments were held by our European subsidiary as of June 30, 2013 or December 31, 2012.
In certain instances, several of our Chinese subsidiaries receive payment from OE customers and satisfy vendor payments through the receipt and delivery of negotiable financial instruments. Financial instruments used to satisfy vendor payables and not redeemed totaled $18 million and $12 million at June 30, 2013 and December 31, 2012, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $16 million and $8 million at June 30, 2013 and December 31, 2012, respectively. We classify financial instruments received from our OE customers as other current assets if issued by a financial institution of our customers or as customer notes and accounts, net if issued by our customer. We classified $16 million and $8 million in other current assets at June 30, 2013 and December 31, 2012, respectively. Some of our Chinese subsidiaries that issue their own negotiable financial instruments to pay vendors are required to maintain a cash balance if they exceed certain credit limits with the financial institution that guarantees those financial instruments. A restricted cash balance was not required at those Chinese subsidiaries at June 30, 2013 or December 31, 2012.
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
Restricted Cash - Two of our Australian subsidiaries have arranged for $5 million in guarantees to be issued by a financial institution to support some of our subsidiaries' insurance arrangements and foreign employee benefit programs. These guarantees were supported by a cash deposit with the financial institution which has been classified as restricted cash on the Tenneco Inc. consolidated balance sheet at June 30, 2013.

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
On March 22, 2012, we completed an amendment and restatement of our senior credit facility by increasing the amount and extending the maturity date of our revolving credit facility and adding a new $250 million Tranche A Term Facility. The

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

amended and restated facility replaces our former $556 million revolving credit facility, $148 million Tranche B Term Facility and $130 million Tranche B-1 letter of credit/revolving loan facility. The proceeds from this refinancing transaction were used to repay our $148 million Tranche B Term Facility and, as described below, to fund the purchase and redemption of our $250 million 8.125 percent senior notes due in 2015. As of June 30, 2013, the senior credit facility provides us with a total revolving credit facility size of $850 million and had a $234 million balance outstanding under the Tranche A Term Facility, both of which will mature on March 22, 2017. Funds may be borrowed, repaid and re-borrowed under the revolving credit facility without premium or penalty. The revolving credit facility is reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. Outstanding letters of credit reduce our availability to enter into revolving loans under the facility. We are required to make quarterly principal payments under the Tranche A Term Facility of $3.1 million through March 31, 2014, $6.3 million beginning June 30, 2014 through March 31, 2015, $9.4 million beginning June 30, 2015 through March 31, 2016, $12.5 million beginning June 30, 2016 through December 31, 2016 and a final payment of $125 million is due on March 22, 2017.
The financial ratios required under the amended and restated senior credit facility, and the actual ratios we achieved for the two quarters of 2013, are as follows:

	Quarter Ended
	March 31, 2013		June 30, 2013
	Required	Actual	Required	Actual
Leverage Ratio (maximum)	3.50	1.98	3.50	1.79
Interest Coverage Ratio (minimum)	2.55	8.39	2.55	8.74
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
At June 30, 2013, of the $850 million available under the revolving credit facility, we had unused borrowing capacity of $621 million with $190 million in outstanding borrowings and $39 million in outstanding letters of credit. The $190 million in outstanding borrowings under the revolving credit facility reflected a banking error on the last day of the second quarter of 2013 that reduced the revolver borrowings and increased bank overdrafts by $40 million. Without this our debt balance would have been $40 million higher. As of June 30, 2013, our outstanding debt also included $234 million related to our Tranche A Term Facility which is subject to quarterly principal payments as described above through March 22, 2017, $225 million of 7.75 percent senior notes due August 15, 2018, $500 million of 6.875 percent senior notes due December 15, 2020, and $130 million of other debt.

(4)	Income Taxes
We reported income tax expenses of $47 million and $21 million in the three month periods ended June 30, 2013 and 2012, respectively, and $59 million and $39 million in the six month periods ended June 30, 2013 and 2012, respectively. The tax expense recorded in the first six months of 2013 includes a net tax benefit of $13 million for tax adjustments primarily related to recognizing a U.S. tax benefit for foreign taxes.
The U.S. tax benefit for foreign taxes is driven by our ability to claim a U.S. foreign tax credit beginning in 2013. The U.S. foreign tax credit regime provides for a credit against U.S. taxes otherwise payable for foreign taxes paid with regard to dividends, interest and royalties paid to us in the U.S.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

In 2008, given our historical losses in the U.S., we concluded that our ability to fully utilize our federal and state net operating loss ("NOL") carryforward was limited. As a result, we recorded a valuation allowance against all of our U.S. deferred tax assets except for our tax planning strategies which had not yet been implemented and which did not depend upon generating future taxable income. Prior to the reversal of the valuation allowance in the third quarter of 2012, we carried a deferred tax asset in the U.S. of $90 million relating to the expected utilization of the federal and state NOL. The recording of a valuation allowance did not impact the amount of the NOL that would be available for federal and state income tax purposes in future periods.
In the third quarter of 2012, we reversed the tax valuation allowance against our net deferred tax assets in the U.S. based on operating improvements we had made, the outlook for light and commercial vehicle production in the U.S. and the positive impact this should have on our U.S. operations. The net income impact of the tax valuation allowance release in the U.S was a tax benefit of approximately $81 million. Our federal NOL at December 31, 2012 totaled $190 million and expires beginning in tax years ending in 2022 through 2030. The state NOLs expire in various tax years through 2032.
Valuation allowances are established in certain foreign jurisdictions for deferred tax assets based on a “more likely than not” standard. The ability to realize deferred tax assets depends on our ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each tax jurisdiction. We have considered the following possible sources of taxable income when assessing the realization of our deferred tax assets:

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
We securitize some of our accounts receivable on a limited recourse basis in North America and Europe. As servicer under these accounts receivable securitization programs, we are responsible for performing all accounts receivable administration functions for these securitized financial assets including collections and processing of customer invoice adjustments. In North America, we have an accounts receivable securitization program with three commercial banks comprised of a first priority facility and a second priority facility. We securitize original equipment and aftermarket receivables on a daily basis under the bank program. In March 2013, the North American program was amended and extended to March 21, 2014. The first priority facility continues to provide financing of up to $110 million and the second priority facility, which is subordinated to the first priority facility, continues to provide up to an additional $40 million of financing. Both facilities monetize accounts receivable generated in the U.S. and Canada that meet certain eligibility requirements, and the second priority facility also monetizes certain accounts receivable generated in the U.S. and Canada that would otherwise be ineligible under the first priority securitization facility. The amount of outstanding third-party investments in our securitized accounts receivable under the North American program was $50 million at both June 30, 2013 and December 31, 2012.
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
We also securitize receivables in our European operations with regional banks in Europe under seven separate facilities. The commitments for these arrangements are generally for one year, but some may be canceled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon 15 days, or less, notification. The amount of outstanding third-party investments in our securitized accounts receivable in Europe was $151 million and $94 million at June 30, 2013 and December 31, 2012, respectively.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
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
In our North American accounts receivable securitization programs, we transfer a partial interest in a pool of receivables and the interest that we retain is subordinate to the transferred interest. Accordingly, we account for our North American securitization program as a secured borrowing. In our European programs, we transfer accounts receivables in their entirety to the acquiring entities and satisfy all of the conditions established under Accounting Standards Codification (ASC) Topic 860, “Transfers and Servicing,” to report the transfer of financial assets in their entirety as a sale. The proceeds received in exchange for the transfer of accounts receivable under our European securitization programs approximates the fair value of such receivables. We recognized less than $1 million interest expense in each of the three month periods ended June 30, 2013 and 2012, and $1 million for each of the six month periods ended June 30, 2013 and 2012, relating to our North American securitization program. In addition, we recognized a loss of $1 million in each of the three month periods ended June 30, 2013 and 2012, and $2 million for each of the six month periods ended June 30, 2013 and 2012, on the sale of trade accounts receivable in our European accounts receivable securitization programs, representing the discount from book values at which these receivables were sold to our banks. The discount rate varies based on funding costs incurred by our banks, which averaged approximately three percent during both the first half of 2013 and 2012, respectively.

(6)	Restructuring and Other Charges
Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. In 2012, we incurred $13 million in restructuring and related costs, primarily related to headcount reductions in South America and non-cash asset write downs of $4 million in Europe, of which $10 million was recorded in cost of sales and $3 million was recorded in SG&A. In the second quarter of 2013, we incurred $7 million in restructuring and related costs, primarily related to European cost reduction efforts, the ending of production of leaf springs in Australia, headcount reductions in various regions, and the net impact of freezing our defined benefit plans in the United Kingdom, of which $4 million was recorded in cost of sales and $3 million was recorded in SG&A. In the second quarter of 2012, we incurred $2 million in restructuring and related costs, primarily related to headcount reductions in South America, all of which was recorded in cost of sales. For the first six months of 2013, we have incurred $11 million in restructuring and related costs, primarily related to European cost reduction efforts, our exit from the distribution of aftermarket exhaust products, the ending of production of leaf springs in Australia, headcount reductions in various regions, and the net impact of freezing our defined benefit plans in the United Kingdom, of which $7 million was recorded in cost of sales and $4 million was recorded in SG&A. For the first six months of 2012, we incurred $3 million in restructuring and related costs primarily related to headcount reductions in South America, all of which was recorded in cost of sales.
Amounts related to activities that are part of our restructuring reserves are as follows:

	December 31, 2012 Restructuring Reserve	2013 Expenses	2013 Cash Payments	June 30, 2013 Restructuring Reserve
	(Millions)
Employee Severance and Termination Benefits	$—	$11	($6)	$5
Under the terms of our amended and restated senior credit agreement that took effect on March 22, 2012, we are allowed to exclude $80 million of cash charges and expenses, before taxes, related to cost reduction initiatives incurred after March 22, 2012 from the calculation of the financial covenant ratios required under our senior credit facility. As of June 30, 2013, we have excluded $24 million in cumulative allowable charges relating to restructuring initiatives against the $80 million available under the terms of the senior credit facility.
On January 31, 2013, we announced our plan to reduce structural costs in Europe which includes the closing of the Vittaryd facility in Sweden that we announced in September 2012 and a $7 million charge recorded in the fourth quarter of 2012 related to the impairment of certain assets in the European ride performance business. $3 million of the total of $7 million we incurred in restructuring and related costs in the second quarter of 2013 was related to this initiative. $5 million of the total of $11 million we incurred in restructuring and related costs in the first six months of 2013 was related to this initiative. In 2012, we recorded non-cash charges of $4 million related to the closing of the Vittaryd facility.

(7)	Environmental Matters, Litigation and Product Warranties

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

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
We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense costs related to an existing condition caused by past operations that do not contribute to current or future revenue generation. As of June 30, 2013, we have the obligation to remediate or contribute towards the remediation of certain sites, including one Federal Superfund site. At June 30, 2013, our aggregated estimated share of environmental remediation costs for all these sites on a discounted basis was approximately $17 million, of which $5 million is recorded in other current liabilities and $12 million is recorded in deferred credits and other liabilities in our condensed consolidated balance sheet. For those locations where the liability was discounted, the weighted average discount rate used was 2.10 percent. The undiscounted value of the estimated remediation costs was $20 million. Our expected payments of environmental remediation costs are estimated to be approximately $3 million in 2013, $2 million in 2014, $1 million each year beginning 2015 through 2017 and $12 million in aggregate thereafter.
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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

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
Below is a table that shows the activity in the warranty accrual accounts:

	Six Months Ended June 30,
	2013	2012
	(Millions)
Beginning Balance January 1,	$23	$26
Accruals related to product warranties	6	7
Reductions for payments made	(9)	(9)
Ending Balance June 30,	$20	$24

In the fourth quarter of 2011, we encountered an issue in our North America OE ride control business involving struts supplied on one particular OE platform. As a result, we directly incurred approximately $2 million in premium freight and overtime costs in the fourth quarter of 2011 and $3 million in 2012. In the first quarter of 2013 we incurred a charge of $2 million in connection with the resolution of all existing claims pertaining to this matter. We paid the customer the $2 million in the second quarter of 2013.

(8)	Earnings Per Share
Earnings per share of common stock outstanding were computed as follows:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
	(Millions Except Share and Per Share Amounts)
Basic earnings per share —
Net income attributable to Tenneco Inc.	$63	$87	$117	$117
Weighted Average shares of common stock outstanding	60,542,361	59,992,055	60,424,540	60,067,205
Earnings per share of common stock	$1.04	$1.45	$1.94	$1.95
Diluted earnings per share —
Net income attributable to Tenneco Inc.	$63	$87	$117	$117
Weighted Average shares of common stock outstanding	60,542,361	59,992,055	60,424,540	60,067,205
Effect of dilutive securities:
Restricted stock	170,950	109,722	157,551	139,995
Stock options	1,010,813	1,159,094	950,459	1,263,313
Weighted Average shares of common stock outstanding including dilutive securities	61,724,124	61,260,871	61,532,550	61,470,513
Earnings per share of common stock	$1.02	$1.42	$1.91	$1.90

Options to purchase 830,486 and 524,701 shares of common stock were outstanding as of June 30, 2013 and 2012, respectively, but not included in the computation of diluted earnings per share respectively, because the options were anti-dilutive.

(9)	Common Stock
Equity Plans — We have granted a variety of awards, including common stock, restricted stock, restricted stock units, performance units, stock appreciation rights (“SARs”), and stock options to our directors, officers, and employees.

Accounting Methods — We have recorded $1 million in compensation expense in each of the three month periods ended June 30, 2013 and 2012 and $3 million in compensation expense for each of the six month periods ended June 30, 2013 and 2012, related to nonqualified stock options as part of our selling, general and administrative expense. This resulted in a decrease of $0.02 in both basic and diluted earnings per share for the three month periods ended June 30, 2013 and 2012 and a decrease of $0.05 in both basic and diluted earnings per share for the six month periods ended June 30, 2013 and 2012.
For employees eligible to retire at the grant date, we immediately expense stock options and restricted stock. If employees become eligible to retire during the vesting period, we immediately recognize any remaining expense associated with their stock options and restricted stock.
As of June 30, 2013, there was approximately $8 million of unrecognized compensation costs related to our stock option awards that we expect to recognize over a weighted average period of 1.7 years.
Compensation expense for restricted stock, restricted stock units, long-term performance units and SARs was $5 million and $2 million for the three months ended June 30, 2013 and 2012, respectively, and $8 million for each of the six months ended June 30, 2013 and 2012 and was recorded in selling, general, and administrative expense in our condensed consolidated statements of income.
Cash received from stock option exercises for the six months ended June 30, 2013 and 2012 was $10 million and $2 million, respectively. Stock option exercises in the first six months of 2013 and 2012 would have generated an excess tax benefit of $3 million and $1 million, respectively. We did not record the excess tax benefit as we have federal and state net operating losses which were not being utilized.
Assumptions — We calculated the fair values of stock option awards using the Black-Scholes option pricing model with the weighted average assumptions listed below. The fair value of share-based awards is determined at the time the awards are granted which is generally in January of each year, and requires judgment in estimating employee and market behavior.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

	Six Months Ended June 30,
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
Stock Options — The following table reflects the status and activity for all options to purchase common stock for the period indicated:

	Six Months Ended June 30, 2013
	Shares Under Option	Weighted Avg. Exercise Prices	Weighted Avg. Remaining Life in Years	Aggregate Intrinsic Value
				(Millions)
Outstanding Stock Options
Outstanding, January 1, 2013	2,447,475	$20.14	4.1	$29
Granted	311,539	36.29
Canceled	(7,225)	11.73
Forfeited	(14,920)	14.59
Exercised	(82,622)	19.96		1
Outstanding, March 31, 2013	2,654,247	$22.12	4.3	$41
Granted	388	38.90
Forfeited	(450)	21.81
Exercised	(393,442)	22.53		7
Outstanding, June 30, 2013	2,260,743	22.06	4.7	44

The weighted average grant-date fair value of options granted during the six months ended June 30, 2013 and 2012 was $19.84 and $17.49, respectively. The total fair value of shares vested was $3 million for both the periods ended June 30, 2013 and 2012.

Restricted Stock — The following table reflects the status for all nonvested restricted shares for the period indicated:

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

	Six Months Ended June 30, 2013
	Shares	Weighted Avg. Grant Date Fair Value
Nonvested Restricted Shares
Nonvested balance at January 1, 2013	348,918	$31.69
Granted	204,731	36.28
Vested	(154,160)	29.54
Forfeited	—	—
Nonvested balance at March 31, 2013	399,489	$34.88
Granted	226	38.90
Vested	(15,289)	35.40
Forfeited	—	—
Nonvested balance at June 30, 2013	384,426	34.86
The fair value of restricted stock grants is equal to the average of the high and low trading price of our stock on the date of grant. As of June 30, 2013, approximately $9 million of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of approximately 2.0 years. The total fair value of restricted shares vested was $5 million and $4 million at June 30, 2013 and 2012, respectively.
In January 2013, our Board of Directors approved a share repurchase program, authorizing us to repurchase up to 550,000 shares of Tenneco’s outstanding common stock over a 12 months period. This share repurchase program is intended to offset dilution from shares of restricted stock and stock options issued in 2013 to employees. We purchased 45,000 shares during the second quarter of 2013 through open market purchases, which were funded through cash from operations at a total cost of $2 million at an average price of $44.56 per share. These repurchased shares are held as part of our treasury stock which increased to 2,339,692 shares at June 30, 2013 from 2,294,692 shares at December 31, 2012.
Long-Term Performance Units, Restricted Stock Units and SARs — Long-term performance units, restricted stock units and SARs are paid in cash and recognized as a liability based upon their fair value. As of June 30, 2013, $18 million of total unrecognized compensation costs is expected to be recognized over a weighted-average period of approximately 2.1 years.

(10)	Pension Plans, Postretirement and Other Employee Benefits
Net periodic pension costs and postretirement benefit costs consist of the following components:

	Three Months Ended June 30,
	Pension				Postretirement
	2013		2012		2013	2012
	US	Foreign	US	Foreign	US	US
	(Millions)
Service cost — benefits earned during the period	$1	$3	$—	$2	$—	$—
Interest cost	4	4	5	5	2	1
Expected return on plan assets	(6)	(5)	(6)	(6)	—	—
Net amortization:
Actuarial loss	3	3	2	2	1	2
Prior service cost (credit)	—	1	—	1	(2)	(2)
Net pension and postretirement costs	$2	$6	$1	$4	$1	$1

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

	Six Months Ended June 30,
	Pension				Postretirement
	2013		2012		2013	2012
	US	Foreign	US	Foreign	US	US
	(Millions)
Service cost — benefits earned during the period	$1	$5	$—	$4	$—	$—
Interest cost	9	8	10	9	3	3
Expected return on plan assets	(11)	(10)	(11)	(11)	—	—
Net amortization:
Actuarial loss	5	6	4	4	2	3
Prior service cost (credit)	—	1	—	1	(3)	(3)
Net pension and postretirement costs	$4	$10	$3	$7	$2	$3

For the six months ended June 30, 2013, we made pension contributions of $12 million and $15 million for our domestic and foreign pension plans, respectively. Based on current actuarial estimates, we believe we will be required to contribute approximately $32 million for the remainder of 2013. Pension contributions beyond 2013 will be required, but those amounts will vary based upon many factors including, for example, the performance of our pension fund investments during 2013.
We made postretirement contributions of approximately $4 million during the first six months of 2013. Based on current actuarial estimates, we believe we will be required to contribute approximately $5 million for the remainder of 2013.
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

Amounts recognized for pension and postretirement benefits in other comprehensive income for the three and six month periods ended June 30, 2013 and 2012 include the following components:

	Three Months Ended June 30,
	2013			2012
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before- Tax Amount	Tax Benefit	Net-of-Tax Amount
	(Millions)
Defined benefit pension and postretirement plans:
Amortization of prior service cost included in net periodic pension and postretirement cost	$(1)	$—	$(1)	$(1)	$—	$(1)
Amortization of actuarial loss included in net periodic pension and postretirement cost	7	—	7	6	—	6
Other comprehensive income – pension benefits	$6	$—	$6	$5	$—	$5

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

	Six Months Ended June 30,
	2013			2012
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before- Tax Amount	Tax Benefit	Net-of-Tax Amount
	(Millions)
Defined benefit pension and postretirement plans:
Amortization of prior service cost included in net periodic pension and postretirement cost	$(2)	$—	$(2)	$(2)	$—	$(2)
Amortization of actuarial loss included in net periodic pension and postretirement cost	13	(1)	12	11	(1)	10
Other comprehensive income – pension benefits	$11	$(1)	$10	$9	$(1)	$8

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
In July 2013, the Financial Accounting Standards Board (“FASB”) issued an amendment to provide explicit guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. The objective of the amendment is to eliminate the diversity in practice in the presentation of unrecognized tax benefits in those instances. This amendment is effective for reporting periods beginning after December 15, 2013. We will adopt this amendment on January 1, 2014. Adoption of the amendment is not expected to have a material impact on our consolidated financial statements.
In April 2013, the FASB issued an amendment to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendment applies to all entities that issue financial statements that are presented in conformity with U.S. GAAP except investment companies that are regulated under the Investment Company Act of 1940. This amendment is effective for reporting periods beginning after December 15, 2013. Adoption of the amendment will not have any impact on our consolidated financial statements.
In February 2013, the FASB issued an amendment to resolve the diversity in practice about whether Subtopic 810-10, Consolidation-Overall, or Subtopic 830-30, Foreign Currency Matters-Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part of all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real state or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. This amendment is effective for reporting periods beginning after December 15, 2013. Adoption of the amendment will not have any impact on our consolidated financial statements.
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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

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
In connection with the organizational changes announced on February 14, 2013 that aligned our businesses along product lines, effective with the first quarter of 2013, our three prior geographic reportable segments have each been split into two product segments. Beginning with the first quarter of 2013, we are managed and organized along our two major product lines (emission control and ride control) and three geographic areas (North America; Europe, South America and India; and Asia Pacific), resulting in six operating segments (North America Clean Air, North America Ride Performance, Europe, South America and India Clean Air, Europe, South America and India Ride Performance, Asia Pacific Clean Air and Asia Pacific Ride Performance). Within each geographical area, each operating segment manufactures and distributes either ride control or emission control products primarily for the original equipment and aftermarket industries. Each of the six operating segments constitutes a reportable segment. Costs related to other business activities, primarily corporate headquarter functions, are disclosed separately from the six operating segments as "Other." We evaluate segment performance based primarily on earnings before interest expense, income taxes, and noncontrolling interests. Products are transferred between segments and geographic areas on a basis intended to reflect as nearly as possible the “market value” of the products. Prior period segment information has been revised to reflect our new reporting segments.

The following table summarizes certain Tenneco Inc. segment information:

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

	Clean Air Division			Ride Performance Division
	North America	Europe, South America & India	Asia Pacific	North America	Europe, South America & India	Asia Pacific	Other	Reclass & Elims	Total
	(Millions)
At June 30, 2013 and for the Three Months Ended June 30, 2013
Revenues from external customers	$687	$516	$203	$324	$281	$56	$—	$—	$2,067
Intersegment revenues	1	26	—	3	9	8	—	(47)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	68	18	21	36	14	6	(22)	—	141
Total assets	1,099	869	451	682	593	208	—	37	3,939
At June 30, 2012 and for the Three Months Ended June 30, 2012
Revenues from external customers	671	434	169	325	276	45	—	—	1,920
Intersegment revenues	1	29	—	3	14	8	—	(55)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	57	20	18	37	16	2	(13)	—	137
Total assets	1,021	804	384	595	604	190	—	29	3,627
At June 30, 2013 and for the Six Months Ended June 30, 2013
Revenues from external customers	$1,333	$983	$386	$631	$533	$104	$—	$—	$3,970
Intersegment revenues	2	57	—	5	21	15	—	(100)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	117	29	36	61	24	10	(43)	—	234
Total assets	1,099	869	451	682	593	208	—	37	3,939
At June 30, 2012 and for the Six Months Ended June 30, 2012
Revenues from external customers	1,340	894	325	642	548	83	—	—	3,832
Intersegment revenues	5	59	—	5	28	16	—	(113)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	105	36	30	72	26	—	(36)	—	233
Total assets	1,021	804	384	595	604	190	—	29	3,627

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended June 30, 2013
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$904	$1,163	$—	$—	$2,067
Affiliated companies	92	141	—	(233)	—
	996	1,304	—	(233)	2,067
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	776	1,192	—	(232)	1,736
Engineering, research, and development	14	19	—	—	33
Selling, general, and administrative	45	60	1	—	106
Depreciation and amortization of other intangibles	19	31	—	—	50
	854	1,302	1	(232)	1,925
Other income (expense)
Loss on sale of receivables	—	(1)	—	—	(1)
Other income (loss)	34	5	—	(39)	—
	34	4	—	(39)	(1)
Earnings (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	176	6	(1)	(40)	141
Interest expense —
External (net of interest capitalized)	(1)	1	20	—	20
Affiliated companies (net of interest income)	18	(18)	—	—	—
Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	159	23	(21)	(40)	121
Income tax expense	40	7	—	—	47
Equity in net income (loss) from affiliated companies	2	—	84	(86)	—
Net Income	121	16	63	(126)	74
Less: Net income attributable to noncontrolling interests	—	11	—	—	11
Net income (loss) attributable to Tenneco Inc.	$121	$5	$63	$(126)	$63
Comprehensive income (loss) attributable to Tenneco Inc.	$126	$(18)	$63	$(126)	$45

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended June 30, 2012
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$897	$1,023	$—	$—	$1,920
Affiliated companies	45	145	—	(190)	—
	942	1,168	—	(190)	1,920
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	771	1,014	—	(190)	1,595
Engineering, research, and development	12	16	—	—	28
Selling, general, and administrative	38	70	1	—	109
Depreciation and amortization of other intangibles	18	32	—	—	50
	839	1,132	1	(190)	1,782
Other income (expense)
Loss on sale of receivables	—	(1)	—	—	(1)
Other income (expense)	43	(4)	—	(39)	—
	43	(5)	—	(39)	(1)
Earnings before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	146	31	(1)	(39)	137
Interest expense —
External (net of interest capitalized)	—	1	20	—	21
Affiliated companies (net of interest income)	58	(23)	(35)	—	—
Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	88	53	14	(39)	116
Income tax expense	5	16	—	—	21
Equity in net income (loss) from affiliated companies	29	—	73	(102)	—
Net income (loss)	112	37	87	(141)	95
Less: Net income attributable to noncontrolling interests	—	8	—	—	8
Net income (loss) attributable to Tenneco Inc.	$112	$29	$87	$(141)	$87
Comprehensive income (loss) attributable to Tenneco Inc.	$102	$1	$87	$(141)	$49

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the Six Months Ended June 30, 2013
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$1,756	$2,214	$—	$—	$3,970
Affiliated companies	171	291	—	(462)	—
	1,927	2,505	—	(462)	3,970
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	1,518	2,283	—	(461)	3,340
Goodwill impairment charge	—	—	—	—	—
Engineering, research, and development	29	39	—	—	68
Selling, general, and administrative	98	124	3	—	225
Depreciation and amortization of other intangibles	38	62	—	—	100
	1,683	2,508	3	(461)	3,733
Other income (expense)
Loss on sale of receivables	—	(2)	—	—	(2)
Other income (expense)	33	5	—	(39)	(1)
	33	3	—	(39)	(3)
Earnings before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	277	—	(3)	(40)	234
Interest expense —
External (net of interest capitalized)	(1)	2	39	—	40
Affiliated companies (net of interest income)	36	(37)	1	—	—
Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	242	35	(43)	(40)	194
Income tax expense	46	13	—	—	59
Equity in net income (loss) from affiliated companies	(3)	—	160	(157)	—
Net income (loss)	193	22	117	(197)	135
Less: Net income attributable to noncontrolling interests	—	18	—	—	18
Net income (loss) attributable to Tenneco Inc.	$193	$4	$117	$(197)	$117
Comprehensive income (loss) attributable to Tenneco Inc.	$193	$(36)	$117	$(197)	$77

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the Six Months Ended June 30, 2012
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$1,787	$2,045	$—	$—	$3,832
Affiliated companies	96	297	—	(393)	—
	1,883	2,342	—	(393)	3,832
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	1,618	1,977	—	(393)	3,202
Goodwill impairment charge	—	—	—	—	—
Engineering, research, and development	28	38	—	—	66
Selling, general, and administrative	77	147	3	—	227
Depreciation and amortization of other intangibles	36	63	—	—	99
	1,759	2,225	3	(393)	3,594
Other income (expense)
Loss on sale of receivables	—	(2)	—	—	(2)
Other income (expense)	46	(10)	—	(39)	(3)
	46	(12)	—	(39)	(5)
Earnings before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	170	105	(3)	(39)	233
Interest expense —
External (net of interest capitalized)	—	2	61	—	63
Affiliated companies (net of interest income)	112	(42)	(70)	—	—
Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	58	145	6	(39)	170
Income tax expense	7	32	—	—	39
Equity in net income (loss) from affiliated companies	97	—	111	(208)	—
Net income (loss)	148	113	117	(247)	131
Less: Net income attributable to noncontrolling interests	—	14	—	—	14
Net income (loss) attributable to Tenneco Inc.	$148	$99	$117	$(247)	$117
Comprehensive income (loss) attributable to Tenneco Inc.	$145	$93	$117	$(247)	$108

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

BALANCE SHEET

	June 30, 2013
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$1	$234	$—	$—	$235
Restricted cash	—	5	—	—	5
Receivables, net	488	1,227	30	(527)	1,218
Inventories	273	396	—	—	669
Deferred income taxes	90	—	6	(24)	72
Prepayments and other	39	209	—	—	248
Total current assets	891	2,071	36	(551)	2,447
Other assets:
Investment in affiliated companies	518	—	870	(1,388)	—
Notes and advances receivable from affiliates	960	5,768	4,660	(11,388)	—
Long-term receivables, net	6	2	—	—	8
Goodwill	21	48	—	1	70
Intangibles, net	15	17	—	—	32
Deferred income taxes	116	11	24	—	151
Other	48	48	26	(1)	121
	1,684	5,894	5,580	(12,776)	382
Plant, property, and equipment, at cost	1,129	2,204	—	—	3,333
Less — Accumulated depreciation and amortization	(781)	(1,442)	—	—	(2,223)
	348	762	—	—	1,110
Total assets	$2,923	$8,727	$5,616	$(13,327)	$3,939
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)
Short-term debt — non-affiliated	$—	$120	$—	$—	$120
Short-term debt — affiliated	62	262	9	(333)	—
Trade payables	522	975	—	(158)	1,339
Accrued taxes	12	23	1	—	36
Other	120	230	9	(60)	299
Total current liabilities	716	1,610	19	(551)	1,794
Long-term debt — non-affiliated	—	8	1,150	—	1,158
Long-term debt — affiliated	1,515	5,806	4,067	(11,388)	—
Deferred income taxes	—	26	—	—	26
Postretirement benefits and other liabilities	467	98	—	3	568
Commitments and contingencies
Total liabilities	2,698	7,548	5,236	(11,936)	3,546
Redeemable noncontrolling interests	—	13	—	—	13
Tenneco Inc. shareholders’ equity	225	1,125	380	(1,391)	339
Noncontrolling interests	—	41	—	—	41
Total equity	225	1,166	380	(1,391)	380
Total liabilities, redeemable noncontrolling interests and equity	$2,923	$8,727	$5,616	$(13,327)	$3,939

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Three Months Ended June 30, 2013
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$87	$73	$(27)	$—	$133
Investing Activities
Proceeds from sale of assets	1	(1)	—	—	—
Cash payments for plant, property, and equipment	(23)	(31)	—	—	(54)
Cash payments for software related intangible assets	(6)	—	—	—	(6)
Changes in restricted cash	—	4	—	—	4
Net cash used by investing activities	(28)	(28)	—	—	(56)
Financing Activities
Issuance of common and treasury shares	—	—	12	—	12
Retirement of long-term debt	—	(1)	(2)	—	(3)
Purchase of common stock under the share repurchase program	—	—	(2)	—	(2)
Increase (decrease) in bank overdrafts	40	4	—	—	44
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivables	—	7	(91)	—	(84)
Intercompany dividends and net increase (decrease) in intercompany obligations	(102)	(8)	110	—	—
Distributions to noncontrolling interest partners	—	(23)	—	—	(23)
Net cash provided (used) by financing activities	(62)	(21)	27	—	(56)
Effect of foreign exchange rate changes on cash and cash equivalents	—	(19)	—	—	(19)
Increase (decrease) in cash and cash equivalents	(3)	5	—	—	2
Cash and cash equivalents, April 1	4	229	—	—	233
Cash and cash equivalents, June 30 (Note)	$1	$234	$—	$—	$235

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Three Months Ended June 30, 2012
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$122	$24	$(60)	$—	$86
Investing Activities
Cash payments for plant, property, and equipment	(22)	(38)	—	—	(60)
Cash payments for software related intangible assets	(1)	(2)	—	—	(3)
Net cash used by investing activities	(23)	(40)	—	—	(63)
Financing Activities
Retirement of long-term debt	—	(1)	(21)	—	(22)
Debt issuance cost of long-term debt	—	—	(1)	—	(1)
Purchase of common stock under the share repurchase program	—	—	(18)	—	(18)
Increase (decrease) in bank overdrafts	—	(2)	—	—	(2)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	—	41	(38)	—	3
Net increase in short-term borrowings secured by accounts receivable	—	—	30	—	30
Intercompany dividends and net increase (decrease) in intercompany obligations	(102)	(6)	108	—	—
Capital contribution from noncontrolling interest partner	—	1	—	—	1
Distributions to noncontrolling interest partners	—	(18)	—	—	(18)
Net cash provided (used) by financing activities	(102)	15	60	—	(27)
Effect of foreign exchange rate changes on cash and cash equivalents	—	(8)	—	—	(8)
Increase (decrease) in cash and cash equivalents	(3)	(9)	—	—	(12)
Cash and cash equivalents, April 1	3	190	—	—	193
Cash and cash equivalents, June 30 (Note)	$—	$181	$—	$—	$181

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2013
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$(15)	$88	$(32)	$—	$41
Investing Activities
Proceeds from sale of assets	1	1	—	—	2
Cash payments for plant, property, and equipment	(55)	(69)	—	—	(124)
Cash payments for software related intangible assets	(9)	(3)	—	—	(12)
Changes in restricted cash	—	(5)	—	—	(5)
Net cash used by investing activities	(63)	(76)	—	—	(139)
Financing Activities
Issuance of common and treasury shares	—	—	13	—	13
Retirement of long-term debt	—	(1)	(7)	—	(8)
Purchase of common stock under the share repurchase program	—	—	(2)	—	(2)
Increase (decrease) in bank overdrafts	40	(5)	—	—	35
Net increase (decrease) in short-term borrowings secured by accounts receivables	—	10	97	—	107
Intercompany dividends and net increase (decrease) in intercompany obligations	35	34	(69)	—	—
Distributions to noncontrolling interest partners	—	(23)	—	—	(23)
Net cash provided by financing activities	$75	$15	$32	$—	$122
Effect of foreign exchange rate changes on cash and cash equivalents	—	(12)	—	—	(12)
Increase (decrease) in cash and cash equivalents	(3)	15	—	—	12
Cash and cash equivalents, January 1	4	219	—	—	223
Cash and cash equivalents, June 30 (Note)	$1	$234	$—	$—	$235

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2012
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$124	$3	$(126)	$—	$1
Investing Activities
Proceeds from sale of assets	—	1	—	—	1
Cash payments for plant, property, and equipment	(47)	(78)	—	—	(125)
Cash payments for software related intangible assets	(2)	(5)	—	—	(7)
Net cash used by investing activities	(49)	(82)	—	—	(131)
Financing Activities
Retirement of long-term debt	—	(1)	(402)	—	(403)
Issuance of long-term debt	—	—	250	—	250
Debt issuance cost of long-term debt	—	—	(13)	—	(13)
Purchase of common stock under the share repurchase program	—	—	(18)	—	(18)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivables	—	68	168	—	236
Net increase (decrease) in short-term borrowings secured by accounts receivables	—	—	60	—	60
Intercompany dividends and net increase (decrease) in intercompany obligations	(76)	(5)	81	—	—
Capital contribution from noncontrolling interest partners	—	1	—	—	1
Distributions to noncontrolling interest partners	—	(18)	—	—	(18)
Net cash provided (used) by financing activities	(76)	45	126	—	95
Effect of foreign exchange rate changes on cash and cash equivalents	—	2	—	—	2
Increase (decrease) in cash and cash equivalents	(1)	(32)	—	—	(33)
Cash and cash equivalents, January 1	1	213	—	—	214
Cash and cash equivalents, June 30 (Note)	$—	$181	$—	$—	$181

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

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
For the second quarter of 2013, light vehicle production was up six percent in North America, 11 percent in China, one percent in Europe and 22 percent in South America. Light vehicle production was down six percent in India and one percent in Australia in the second quarter of 2013 when compared to the second quarter of 2012.
Total revenues for the second quarter of 2013 were $2,067 million, up from $1,920 million in the second quarter of 2012. Excluding the impact of currency and substrate sales, revenue was up $94 million, or six percent, from $1,491 million to $1,585 million, driven primarily by strong OE light vehicle production volumes in North America, South America and China.
Cost of sales (exclusive of depreciation and amortization): Cost of sales for the second quarter of 2013 was $1,736 million, or 84.0 percent of sales, compared to $1,595 million, or 83.1 percent of sales in the second quarter of 2012. The following table lists the primary drivers behind the change in cost of sales ($ millions).

Quarter ended June 30, 2012	$1,595
Volume and mix	144
Material	(15)
Currency exchange rates	3
Restructuring	1
Other Costs	8
Quarter ended June 30, 2013	$1,736

The increase in cost of sales was due primarily to the year-over-year increase in volume, higher other costs, mainly manufacturing costs, and the impact of currency exchange rates, partially offset by lower material costs.
Gross margin: Revenue less cost of sales for the second quarter of 2013 was $331 million, or 16.0 percent, versus $325 million, or 16.9 percent, in the second quarter of 2012. The effects on gross margin resulting from higher volumes and better material cost management were partially offset by currency.
Engineering, research and development: Engineering, research and development expense was $33 million and $28 million in the second quarters of 2013 and 2012, respectively. Increased spending to support customer programs, growth in emerging markets and decreased engineering cost recoveries drove the increase in expense year-over-year.
Selling, general and administrative: Selling, general and administrative expense was down $3 million in the second quarter of 2013, at $106 million, compared to $109 million in the second quarter of 2012.
Depreciation and amortization: Depreciation and amortization expense was $50 million in both the second quarter of 2013 and 2012.

Earnings before interest expense, taxes and noncontrolling interests (“EBIT”) were $141 million for the second quarter of 2013, an increase of $4 million when compared to $137 million in the second quarter of the prior year. Higher light vehicle production volumes in North America, South America and China and effective operational cost management were partially offset by lower commercial vehicle volumes in North America and their related costs, higher restructuring and related expenses and $8 million of negative currency.
Total revenues for the first six months of 2013 were up four percent to $3,970 million from $3,832 million for the first six months of 2012. Excluding the impact of currency and substrate sales, revenue was up $115 million, from $2,947 million to $3,062 million, driven primarily by strong OE light vehicle production volumes in North America, South America and China.

Cost of sales: Cost of sales for the first half of 2013 was $3,340 million, or 84.1 percent of sales, compared to $3,202 million, or 83.6 percent of sales in the first half of 2012. The following table lists the primary drivers behind the change in cost of sales ($ millions).

Six months ended June 30, 2012	$3,202
Volume and mix	180
Material	(35)
Currency exchange rates	(25)
Restructuring	3
Other Costs	15
Six months ended June 30, 2013	$3,340
The increase in cost of sales was due primarily to the year-over-year increase in volumes, higher restructuring and other costs, mainly manufacturing, partially offset by lower material costs and the impact of foreign currency exchange rates.
Gross margin: Revenue less cost of sales for the first six months of 2013 was $630 million, or 15.9 percent, versus $630 million, or 16.4 percent in the first six months of 2012. The effect on gross margin resulting from higher volumes and better material cost management were offset by negative currency, higher restructuring expenses and higher manufacturing costs.
Engineering, research and development: Engineering, research and development expense was $68 million and $66 million in the first six months of 2013 and 2012, respectively.
Selling, general and administrative: Selling, general and administrative expense was $225 million and $227 million in the first half of 2013 and 2012, respectively.
Depreciation and amortization: Depreciation and amortization expense in the first six months of 2013 was $100 million, compared to $99 million in the first six months of 2012.
EBIT was $234 million for the first half of 2013, an improvement of $1 million, when compared to $233 million in the first half of 2012. Higher production volumes in China for both product lines and effective operational cost management were partially offset by lower volumes in Europe and North America Ride Performance, the related manufacturing absorption costs, costs in North America Ride Performance related to the resolution of an issue from late 2011 related to struts supplied to one particular OE platform, higher restructuring and related expenses and $8 million of negative currency.

Results from Operations
The tables below reflect our revenues for 2013 and 2012. We show the component of our OE revenue represented by substrate sales. While we generally have primary design, engineering and manufacturing responsibility for OE emission control systems, we do not manufacture substrates. Substrates are porous ceramic filters coated with a catalyst - typically, precious metals such as platinum, palladium and rhodium. These are supplied to us by Tier 2 suppliers generally as directed by our OE customers. We generally earn a small margin on these components of the system. As the need for more sophisticated emission control solutions increases to meet more stringent environmental regulations, and as we capture more diesel aftertreatment business, these substrate components have been increasing as a percentage of our revenue. While these substrates dilute our gross margin percentage, they are a necessary component of an emission control system. We view the growth of substrates as a key indicator that our value-add content in an emission control system is moving toward the higher technology hot-end gas and diesel business.
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

Net Sales and Operating Revenues for the Three Months Ended June 30, 2013 and 2012

	Three Months Ended June 30, 2013
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$687	$272	$415	$—	$415
Europe, South America & India	516	184	332	(4)	336
Asia Pacific	203	32	171	4	167
Total Clean Air Division	1,406	488	918	—	918
Ride Performance Division
North America	324	—	324	—	324
Europe, South America & India	281	—	281	(5)	286
Asia Pacific	56	—	56	(1)	57
Total Ride Performance Division	661	—	661	(6)	667
Total Tenneco Inc.	$2,067	$488	$1,579	$(6)	$1,585

	Three Months Ended June 30, 2012
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$671	$269	$402	$—	$402
Europe, South America & India	434	137	297	—	297
Asia Pacific	169	23	146	—	146
Total Clean Air Division	1,274	429	845	—	845
Ride Performance Division
North America	325	—	325	—	325
Europe, South America & India	276	—	276	—	276
Asia Pacific	45	—	45	—	45
Total Ride Performance Division	646	—	646	—	646
Total Tenneco Inc.	$1,920	$429	$1,491	$—	$1,491

	Three Months Ended June 30, 2013 Versus Three Months Ended June 30, 2012 Dollar and Percent Increase (Decrease)
	Revenues	Percent	Value-add Revenues excluding Currency	Percent
	(Millions Except Percent Amounts)
Clean Air Division
North America	$16	2%	$13	3%
Europe, South America & India	82	19%	39	13%
Asia Pacific	34	20%	21	14%
Total Clean Air Division	132	10%	73	9%
Ride Performance Division
North America	(1)	—%	(1)	—%
Europe, South America & India	5	2%	10	4%
Asia Pacific	11	24%	12	27%
Total Ride Performance Division	15	2%	21	3%
Total Tenneco Inc.	$147	8%	$94	6%

Light Vehicle Industry Production by Region for Three Months Ended June 30, 2013 and 2012 (According to IHS Automotive, July 2013)

	Three Months Ended June 30,
	2013	2012	Increase (Decrease)	% Increase (Decrease)
	(Number of Vehicles in Thousands)
North America	4,221	3,986	235	6%
Europe	5,065	5,017	48	1%
South America	1,253	1,029	224	22%
India	863	921	(58)	(6)%
Total Europe, South America & India	7,181	6,967	214	3%
China	5,020	4,513	507	11%
Australia	55	56	(1)	(1)%
Clean Air revenue was up $132 million in the second quarter of 2013 compared to the second quarter of 2012, driven by higher sales in all the regions. The increase in North American revenues was driven by higher volumes, which accounted for $16 million of the year-over-year change in revenues. The increase in European, South American and Indian revenues was mostly driven by higher volumes of $87 million, mainly due to higher year-over-year OE light and commercial vehicle revenues. Currency had a $3 million unfavorable impact on European, South American and Indian revenues. The increase in Asia Pacific revenues was primarily driven by higher volumes of $32 million, mostly due to new platforms and higher light vehicle production volumes in China. Currency had a $5 million favorable impact on Asia Pacific revenues.
Ride Performance revenue was up $15 million in the second quarter of 2013 compared to the second quarter of 2012, primarily driven by higher volumes in Europe, South America and India and Asia Pacific regions, partially offset by lower volumes in North America. The decrease in North American revenues was driven by lower volumes, which accounted for $2 million of the year-over-year change in revenues, including lower commercial vehicle revenues. The increase in European, South American and Indian revenues was primarily driven by higher volumes of $7 million. Currency had a $5 million unfavorable impact on European, South American and Indian revenues. The increase in Asia Pacific revenues was driven by higher volumes of $12 million, mostly due to new platforms in the region and higher light vehicle production volumes in China. Currency had a $1 million unfavorable impact on Asia Pacific revenues.

Net Sales and Operating Revenues for the Six Months Ended June 30, 2013 and 2012

	Six Months Ended June 30, 2013
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$1,333	$532	$801	$—	$801
Europe, South America & India	983	353	630	(17)	647
Asia Pacific	386	57	329	4	325
Total Clean Air Division	2,702	942	1,760	(13)	1,773
Ride Performance Division
North America	631	—	631	(1)	632
Europe, South America & India	533	—	533	(19)	552
Asia Pacific	104	—	104	(1)	105
Total Ride Performance Division	1,268	—	1,268	(21)	1,289
Total Tenneco Inc.	$3,970	$942	$3,028	$(34)	$3,062

	Six Months Ended June 30, 2012
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$1,340	$546	$794	$—	$794
Europe, South America & India	894	290	604	—	604
Asia Pacific	325	49	276	—	276
Total Clean Air Division	2,559	885	1,674	—	1,674
Ride Performance Division
North America	642	—	642	—	642
Europe, South America & India	548	—	548	—	548
Asia Pacific	83	—	83	—	83
Total Ride Performance Division	1,273	—	1,273	—	1,273
Total Tenneco Inc.	$3,832	$885	$2,947	$—	$2,947

	Six Months Ended June 30, 2013 Versus Six Months Ended June 30, 2012 Dollar and Percent Increase (Decrease)
	Revenues	Percent	Value-add Revenues excluding Currency	Percent
	(Millions Except Percent Amounts)
Clean Air Division
North America	$(7)	(1)%	$7	1%
Europe, South America & India	89	10%	43	7%
Asia Pacific	61	19%	49	18%
Total Clean Air Division	143	6%	99	6%
Ride Performance Division
North America	(11)	(2)%	(10)	(2)%
Europe, South America & India	(15)	(3)%	4	1%
Asia Pacific	21	25%	22	27%
Total Ride Performance Division	(5)	—%	16	1%
Total Tenneco Inc.	$138	4%	$115	4%

Light Vehicle Industry Production by Region for Six Months Ended June 30, 2013 and 2012 (According to IHS Automotive, July 2013)

	Six Months Ended June 30,
	2013	2012	Increase (Decrease)	% Increase (Decrease)
	(Number of Vehicles in Thousands)
North America	8,233	7,951	282	4%
Europe	9,885	10,271	(386)	(4)%
South America	2,275	1,983	292	15%
India	1,874	1,998	(124)	(6)%
Total Europe, South America & India	14,034	14,252	(218)	(2)%
China	10,130	8,994	1,136	13%
Australia	119	113	6	5%
Clean Air revenue was up $143 million in the first six months of 2013 compared to the first six months of 2012, primarily driven by higher sales in the Europe, South America and India and Asia Pacific regions, partially offset by declines in the North American region. The decrease in North American revenues was driven by lower volumes, which accounted for $7 million of the year-over-year change in revenues, including lower commercial vehicle revenues. The increase in European, South American and Indian revenues was mostly driven by higher volumes of $114 million, mainly due to higher year-over-year OE light and commercial vehicle revenues. Currency had a $20 million unfavorable impact on European, South American and Indian revenues. The increase in Asia Pacific revenues was primarily driven by higher volumes of $64 million, mostly due to new platforms and higher light vehicle production volumes in China. Currency had a $5 million favorable impact on Asia Pacific revenues.
Ride Performance revenue was down $5 million in the first six months of 2013 compared to the first six months of 2012, primarily driven by lower volumes in North America and Europe, South America and India, partially offset by higher volumes in the Asia Pacific region. The decrease in North American revenues was driven by lower volumes, which accounted for $12 million of the year-over-year change in revenues, including lower commercial vehicle revenues. Currency had a $1 million unfavorable impact on year-over-year North American revenues. The decrease in European, South American and Indian revenues was primarily driven by lower volumes of $2 million and an unfavorable currency impact of $19 million. The increase in Asia Pacific revenues was driven by higher volumes of $22 million, mostly due to new platforms in the region and higher light vehicle production volumes in China. Currency had a $1 million unfavorable impact on year-over-year Asia Pacific revenues.

Earnings before Interest Expense, Income Taxes and Noncontrolling Interests (“EBIT”) for the Three Months Ended June 30, 2013 and 2012

	Three Months Ended June 30,		Change
	2013	2012
	(Millions)
Clean Air Division
North America	$68	$57	$11
Europe, South America & India	18	20	(2)
Asia Pacific	21	18	3
Total Clean Air Division	107	95	12
Ride Performance Division
North America	36	37	(1)
Europe, South America & India	14	16	(2)
Asia Pacific	6	2	4
Total Ride Performance Division	56	55	1
Other	(22)	(13)	(9)
Total Tenneco Inc.	$141	$137	$4
The EBIT results shown in the preceding table include the following items, certain of which are discussed below under “Restructuring and Other Charges,” which have an effect on the comparability of EBIT results between periods:

	Three Months Ended June 30,
	2013	2012
	(Millions)
Clean Air Division
Europe, South America & India
Restructuring and related expenses	$3	$1
Total Clear Air Division	$3	$1
Ride Performance Division
Europe, South America & India
Restructuring and related expenses	1	1
Asia Pacific
Restructuring and related expenses	1	$—
Total Ride Performance Division	$2	$1
Other
Restructuring and related expenses	$2	$—
EBIT for the Clean Air division was $107 million in the second quarter of 2013 compared to $95 million in the second quarter a year ago. EBIT for North America increased $11 million to $68 million in the second quarter of 2013 versus the second quarter of 2012. EBIT benefited from higher OE light vehicle production volumes, higher aftermarket sales and operational cost management. Europe, South America and India's EBIT decreased $2 million in the second quarter of 2013 to $18 million from $20 million in the second quarter of 2012. The decrease was driven by increased restructuring and related expenses and negative currency partially offset by new platforms in Europe and higher OE light and commercial vehicle revenue in Europe and South America. EBIT for Asia Pacific increased $3 million to $21 million in the second quarter of 2013 from $18 million in the second quarter of 2012. EBIT benefited from new platforms and higher production volumes in China. For the Clean Air division, restructuring and related expenses of $3 million were included in EBIT for the second quarter of 2013 and $1 million for the same period in 2012. Currency had a $3 million unfavorable impact on EBIT of the Clean Air division for 2013 when compared to last year.
EBIT for the Ride Performance division was $56 million in the second quarter of 2013 compared to $55 million in the second quarter a year ago. EBIT for North America decreased $1 million in the second quarter of 2013 to $36 million from $37 million in the second quarter of 2012. The decrease was driven by lower OE commercial vehicle volumes and the related manufacturing absorption costs partially offset by higher OE light vehicle volumes and operational cost management. Europe, South America and India's EBIT was $14 million in the second quarter of 2013, compared to $16 million in the second quarter a year ago. The decrease was driven by negative currency impact partially offset by higher aftermarket volumes in Europe and higher revenues for OE light and commercial vehicles in South America. EBIT for Asia Pacific increased $4 million to $6 million in the second quarter of 2013 from $2 million in the second quarter of 2012. EBIT benefited from new platforms in the region and higher production volumes in China partially offset by negative currency. For the Ride Performance division, restructuring and related expenses of $2 million were included in EBIT for the second quarter of 2013 and $1 million for the same period in 2012. Currency had a $5 million unfavorable impact on EBIT of the Ride Performance division for 2013 when compared to last year.
Currency had an $8 million unfavorable impact on overall company EBIT for the second quarter of 2013 as compared to the prior year's second quarter.
EBIT as a Percentage of Revenue for the Three Months Ended June 30, 2013 and 2012

	Three Months Ended June 30,
	2013	2012
Clean Air Division
North America	10%	8%
Europe, South America & India	3%	5%
Asia Pacific	10%	11%
Total Clean Air Division	8%	7%
Ride Performance Division
North America	11%	11%
Europe, South America & India	5%	6%
Asia Pacific	11%	4%
Total Ride Performance Division	8%	9%
Total Tenneco Inc.	7%	7%

In the Clean Air division, EBIT as a percentage of revenues for the second quarter of 2013 was up one percentage point compared to last year's second quarter. In North America, EBIT as a percentage of revenues for the second quarter of 2013 was up two percentage points from last year's second quarter due to higher OE light vehicle production volumes, higher aftermarket sales and operational cost management. Europe, South America and India's EBIT as a percentage of revenues for the second quarter of 2013 decreased two percentage points from the prior year's second quarter, driven by increased restructuring and related expenses and negative currency partially offset by new platforms in Europe and higher OE light and commercial vehicle revenue in Europe and South America. EBIT as a percentage of revenues for Asia Pacific was down one percentage point in the second quarter of 2013 when compared to the second quarter of 2012 due to a higher mix of lower margin substrate sales.

In the Ride Performance division, EBIT as a percentage of revenues was down one percentage point compared to the prior year's second quarter. In the second quarter of 2013, EBIT as a percentage of revenues for North America was even compared to the second quarter of 2012 driven by lower OE commercial vehicle volumes and the related manufacturing absorption costs offset by higher OE light vehicle volumes and operational cost management. EBIT as a percentage of revenues in Europe, South America and India was down one percentage point in the second quarter of 2013 when compared to the prior year's second quarter due to negative currency partially offset by higher aftermarket volumes in Europe and higher revenues for OE light and commercial vehicles in South America. In Asia Pacific, EBIT as a percentage of revenues for the second quarter of 2013 was up seven percentage points from last year's second quarter due to new platforms in the region and higher production volumes in China partially offset by negative currency.

EBIT for the Six Months Ended June 30, 2013 and 2012

	Six Months Ended June 30,		Change
	2013	2012
	(Millions)
Clean Air Division
North America	$117	$105	$12
Europe, South America & India	29	36	(7)
Asia Pacific	36	30	6
Total Clean Air Division	182	171	11
Ride Performance Division
North America	61	72	(11)
Europe, South America & India	24	26	(2)
Asia Pacific	10	—	10
Total Ride Performance Division	95	98	(3)
Other	(43)	(36)	(7)
Total Tenneco Inc.	$234	$233	$1
The EBIT results shown in the preceding table include the following items, certain of which are discussed below under “Restructuring and Other Charges,” which have an effect on the comparability of EBIT results between periods:

	Six Months Ended June 30,
	2013	2012
	(Millions)
Clean Air Division
Europe, South America & India
Restructuring and related expenses	$4	$1
Asia Pacific
Restructuring and related expenses	2	—
Total Clean Air Division	$6	$1
Ride Performance Division
Europe, South America & India
Restructuring and related expenses	2	2
Asia Pacific
Restructuring and related expenses	1	—
Total Ride Performance Division	$3	$2
Other
Restructuring and related expenses	$2	$—
EBIT for the Clean Air division was $182 million in the first half of 2013 compared to $171 million in the first half of 2012. EBIT for North America increased $12 million to $117 million in the first half of 2013 versus the first half of 2012. The benefits to EBIT from solid aftermarket performance and operational cost management were partially offset by negative currency. Europe, South America and India's EBIT decreased $7 million in the first half of 2013 to $29 million from $36 million in the first half of 2012. The decrease was driven by lower aftermarket volumes, increased restructuring and related expenses and negative currency partially offset by higher OE revenues and operational cost management. EBIT for Asia Pacific increased $6 million to $36 million in the first half of 2013 from $30 million in the first half of 2012. The benefits to EBIT from new platforms and higher production volumes in China, operational cost management and positive currency were partially offset by higher engineering expense and increased restructuring and related expenses. For the Clean Air division, EBIT included restructuring and related expenses of $6 million for the first half of 2013 and $1 million for the first half of 2012. Currency had a $3 million unfavorable impact on EBIT of the Clean Air division for 2013 when compared to last year.

EBIT for the Ride Performance division was $95 million in the first half of 2013 compared to $98 million in the first half of 2012. EBIT for North America decreased $11 million in the first half of 2013 to $61 million from $72 million in the first half of 2012. The decrease was driven by lower OE commercial vehicle revenues, aftermarket volumes, the related manufacturing absorption costs, costs related to the resolution of an issue from late 2011 related to struts supplied to one particular OE platform and negative currency partially offset by operational cost management. Europe, South America and India's EBIT was $24 million in the first half of 2013, compared to $26 million in the first half a year ago. The decrease was driven by lower volumes in OE production and negative currency impact offset by operational cost management. EBIT from Asia Pacific increased $10 million in the first half of 2013 from the first half of 2012. EBIT benefited from new platforms in the region, higher production volumes in China and operational cost management. For the Ride Performance division, EBIT included restructuring and related expenses of $3 million for the first half of 2013 and $2 million for the first half of 2012. Currency had a $5 million unfavorable impact on EBIT of the Ride Performance division for 2013 when compared to last year.
Currency had an $8 million unfavorable impact on overall company EBIT for the first half of 2013 as compared to the first half of prior year.
EBIT as a Percentage of Revenue for the Six Months Ended June 30, 2013 and 2012

	Six Months Ended June 30,
	2013	2012
Clean Air Division
North America	9%	8%
Europe, South America & India	3%	4%
Asia Pacific	9%	9%
Total Clean Air Division	7%	7%
Ride Performance Division
North America	10%	11%
Europe, South America & India	5%	5%
Asia Pacific	10%	—%
Total Ride Performance Division	7%	8%
Total Tenneco Inc.	6%	6%

In the Clean Air division, EBIT as a percentage of revenues for the first half of 2013 was even compared to the first half of last year. In North America, EBIT as a percentage of revenues for the first half of 2013 was up one percentage point from the first half of last year due to solid aftermarket performance and operational cost management partially offset by negative currency. Europe, South America and India's EBIT as a percentage of revenues for the first half of 2013 decreased one percentage point from the first half of prior year, driven by lower aftermarket volumes, increased restructuring and related expenses and negative currency partially offset by higher OE revenues and operational cost management. EBIT as a percentage of revenues for Asia Pacific was even in the first half of 2013 when compared to the first half of 2012 due to new platforms and higher production volumes in China, operational cost management and positive currency offset by higher engineering expense and increased restructuring and related expenses.

In the Ride Performance division, EBIT as a percentage of revenues was down one percentage point compared to the first half of prior year. In the first half of 2013, EBIT as a percentage of revenues for North America decreased one percentage point when compared to the first half of 2012 driven by lower OE commercial vehicle revenues, aftermarket volumes, the related manufacturing absorption costs, costs related to the resolution of an issue from late 2011 related to struts supplied to one particular OE platform and negative currency partially offset by operational cost management. EBIT as a percentage of revenues in Europe, South America and India was flat in the first half of 2013 when compared to the prior year's first half due to lower volumes in OE production and negative currency impact offset by operational cost management. In Asia Pacific, EBIT as a percentage of revenues for the first half of 2013 was up 10 percentage points from the first half of last year due to new platforms in the region, higher production volumes in China and operational cost management.
Interest Expense, Net of Interest Capitalized
We reported interest expense in the second quarter of 2013 of $20 million (all in our U.S. operations) net of interest capitalized of $1 million, down from $21 million (all in our U.S. operations) net of interest capitalized of $1 million in the second quarter of 2012. Included in the second quarter of 2012 was $1 million of expense related to our refinancing activities.

Excluding the refinancing expenses, interest expense was flat in the second quarter of 2013 compared to the prior year's second quarter.
We reported interest expense in the first half of 2013 of $40 million ($39 million in our U.S. operations and $1 million in our foreign operations) net of interest capitalized of $2 million, down from $63 million (all in our U.S. operations) net of interest capitalized of $2 million in the first half of 2012. Included in the first half of 2012 was $18 million of expense related to our refinancing activities. Excluding the refinancing expenses, interest expense decreased in the first half of 2013 compared to the first half of prior year as a result of lower rates due to last year's debt refinancing transactions.
On June 30, 2013, we had $734 million in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed through December 2020, $225 million is fixed through August 2018, and the remainder is fixed from 2015 through 2025. We also have $426 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” later in this Management’s Discussion and Analysis.
Income Taxes
We reported an income tax expense of $47 million for the second quarter of 2013. Income tax expense was $21 million for the second quarter of 2012. The tax expense recorded for 2012 included a net tax benefit primarily related to U.S. taxable income with no associated tax expense due to the valuation allowance on our net operating loss ("NOL") position and prior year tax adjustments, partially offset by the impact of recording a valuation allowance against the tax benefit for losses in certain foreign jurisdictions.
We reported an income tax expense of $59 million for the first six months of 2013. The tax expense recorded in the first six months of 2013 includes a net tax benefit of $13 million for tax adjustment primarily related to recognizing a U.S. tax benefit for foreign taxes. Income tax expense was $39 million for the first six months of 2012. The tax expense recorded for the first six months of 2012 included a net tax benefit primarily related to U.S. taxable income with no associated tax expense due to the valuation allowance on our NOL carryforward and prior year tax adjustments, partially offset by the impact of recording a valuation allowance against the tax benefit for losses in certain foreign jurisdictions.
The U.S. tax benefit for foreign taxes is driven by our ability to claim a U.S. foreign tax credit beginning in 2013. The U.S. foreign tax credit regime provides for a credit against U.S. taxes otherwise payable for foreign taxes paid with regard to dividends, interest and royalties paid to us in the U.S.
In 2008, given our historical losses in the U.S., we concluded that our ability to fully utilize our federal and state NOL carryforward was limited. As a result, we recorded a valuation allowance against all of our U.S. deferred tax assets except for our tax planning strategies which had not yet been implemented and which did not depend upon generating future taxable income. Prior to the reversal of the valuation allowance in the third quarter of 2012, we carried a deferred tax asset in the U.S. of $90 million relating to the expected utilization of the federal and state NOL. The recording of a valuation allowance did not impact the amount of the NOL that would be available for federal and state income tax purposes in future periods.
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
Valuation allowances are established in certain foreign jurisdictions for deferred tax assets based on a “more likely than not” standard. The ability to realize deferred tax assets depends on our ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each tax jurisdiction. We have considered the following possible sources of taxable income when assessing the realization of our deferred tax assets:

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

Restructuring and Other Charges
Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. In 2012, we incurred $13 million in restructuring and related costs, primarily related to headcount reductions in South America and non-cash asset write downs of $4 million in Europe, of which $10 million was recorded in cost of sales and $3 million was recorded in SG&A. In the second quarter of 2013, we incurred $7 million in restructuring and related costs, primarily related to European cost reduction efforts, the ending of production of leaf springs in Australia, headcount reductions in various regions, and the net impact of freezing our defined benefit plans in the United Kingdom, of which $4 million was recorded in cost of sales and $3 million was recorded in SG&A. In the second quarter of 2012, we incurred $2 million in restructuring and related costs, primarily related to headcount reductions in South America, all of which was recorded in cost of sales. For the first six months of 2013, we have incurred $11 million in restructuring and related costs, primarily related to European cost reduction efforts, our exit from the distribution of aftermarket exhaust products, the ending of production of leaf springs in Australia, headcount reductions in various regions, and the net impact of freezing our defined benefit plans in the United Kingdom, of which $7 million was recorded in cost of sales and $4 million was recorded in SG&A. For the first six months of 2012, we incurred $3 million in restructuring and related costs primarily related to headcount reductions in South America, all of which was recorded in cost of sales.
Amounts related to activities that are part of our restructuring reserves are as follows:

	December 31, 2012 Restructuring Reserve	2013 Expenses	2013 Cash Payments	June 30, 2013 Restructuring Reserve
	(Millions)
Employee Severance and Termination Benefits	$—	11	(6)	$5
Under the terms of our amended and restated senior credit agreement that took effect on March 22, 2012, we are allowed to exclude $80 million of cash charges and expenses, before taxes, related to cost reduction initiatives incurred after March 22, 2012 from the calculation of the financial covenant ratios required under our senior credit facility. As of June 30, 2013, we have excluded $24 million in cumulative allowable charges relating to restructuring initiatives against the $80 million available under the terms of the senior credit facility.
On January 31, 2013, we announced our plan to reduce structural costs in Europe by approximately $60 million annually, and anticipate related costs of approximately $120 million, which includes the closing of the Vittaryd facility in Sweden that we announced in September 2012 and a $7 million charge recorded in the fourth quarter of 2012 related to the impairment of certain assets in the European ride performance business. We expect that most of the remaining expense will be recorded later in 2013 and 2014, and that the company will reach a full savings run rate in 2016. Any plans affecting our European hourly and salaried workforce would be subject to union consultation. $3 million of the total of $7 million we incurred in restructuring and related costs in the second quarter of 2013 was related to this initiative. $5 million of the total of $11 million we incurred in restructuring and related costs in the first six months of 2013 was related to this initiative. In 2012, we recorded non-cash charges of $4 million related to the closing of the Vittaryd facility.
Earnings Per Share
We reported net income attributable to Tenneco Inc. of $63 million or $1.02 per diluted common share for the second quarter of 2013. Included in the results for the second quarter of 2013 were negative impacts from expenses related to our restructuring activities, which decreased earnings per diluted share by $0.08. We reported net income attributable to Tenneco Inc. of $87 million or $1.42 per diluted common share for the second quarter of 2012. Included in the results for the second quarter of 2012 were negative impacts from expenses related to our restructuring activities and costs related to our refinancing activities which were more than offset by net tax benefits. The net impact of these items increased earnings per diluted share by $0.28.
We reported net income attributable to Tenneco Inc. of $117 million or $1.91 per diluted common share for the first half of 2013. Included in the results for the first half of 2013 were negative impacts from expenses related to our restructuring activities, which were more than offset by net tax benefits. The net impact of these items increased earnings per diluted share by $0.08. We reported net income attributable to Tenneco Inc. of $117 million or $1.90 per diluted common share for the first half of 2012. Included in the first six months results for 2012 were negative impacts from expenses related to our restructuring activities and costs related to our refinancing activities which were more than offset by net tax benefits. The net impact of these items increased earnings per diluted share by $0.10.
Dividends on Common Stock

On January 10, 2001, our Board of Directors eliminated the quarterly dividend on our common stock. There are no current plans to reinstate a dividend on our common stock.
Cash Flows for the Three Months Ended June 30, 2013 and 2012

	Three Months Ended June 30,
	2013	2012
	(Millions)
Cash provided (used) by:
Operating activities	$133	$86
Investing activities	(56)	(63)
Financing activities	(56)	(27)
Operating Activities
For the second quarter of 2013, operating activities provided $133 million in cash compared to $86 million in cash provided during last year’s second quarter. Compared to the prior year, the increase in cash from operations was primarily driven by working capital improvements including strong year-over-year improvement in inventories. For the second quarter of 2013, cash used for working capital was $12 million versus $48 million of cash used for working capital in the second quarter of 2012. Receivables were a use of cash of $77 million in the second quarter of 2013 compared to a cash use of $31 million in the prior year’s second quarter. Inventory represented a cash inflow of $22 million during the second quarter of 2013, compared to a cash outflow of $7 million for last year’s second quarter. Accounts payable provided $72 million of cash for the quarter ended June 30, 2013, compared to cash used of $2 million for the quarter ended June 30, 2012. Cash taxes were $46 million for the second quarter of 2013 compared to $19 million in the prior year’s second quarter.
Investing Activities
Cash used for investing activities was $56 million in the second quarter of 2013 compared to $63 million in the same period a year ago. Cash payments for plant, property and equipment were $54 million in the second quarter of 2013 versus payments of $60 million in the second quarter of 2012, a decrease of $6 million. The majority of the spending was to support continued growth in the Clean Air business. Cash payments for software-related intangible assets were $6 million and $3 million, respectively, for the second quarters of 2013 and 2012. Changes in restricted cash provided cash of $4 million in the second quarter of 2013.

Financing Activities
Cash flow from financing activities was an outflow of $56 million for the quarter ending June 30, 2013 compared to an outflow of $27 million for the quarter ending June 30, 2012. During the second quarter of 2013, we repurchased 45,000 shares of our outstanding common stock for $2 million at an average price of $44.56 per share as part of a previously announced stock buyback plan for 550,000 shares of outstanding common stock. During the second quarter of 2012, we completed a previously announced stock buyback plan, repurchasing 600,000 shares of our outstanding common stock for $18 million, at an average price of $29.22 per share.
Cash Flows for the Six Months Ended June 30, 2013 and 2012

	Six Months Ended June 30,
	2013	2012
	(Millions)
Cash provided (used) by:
Operating activities	$41	$1
Investing activities	(139)	(131)
Financing activities	122	95
Operating Activities
For the first six months of 2013, operating activities provided $41 million in cash compared to $1 million in cash provided during the first six months of last year. For the first six months of 2013, cash used for working capital was $209 million versus $219 million of cash used for working capital in the first six months of 2012. Receivables were a use of cash of $253 million in the first six months of 2013 compared to a cash use of $212 million in the first six months of prior year. Inventory represented a cash outflow of $18 million during the first six months of 2013, compared to a cash outflow of

$83 million for the first six months of last year. Accounts payable provided $149 million of cash for the the first six months ended June 30, 2013, compared to cash provided of $86 million for the first six months ended June 30, 2012. Cash taxes were $71 million for the first six months of 2013 compared to $36 million in the first six months of prior year.
Investing Activities
Cash used for investing activities was $139 million in the first six months of 2013 compared to $131 million in the same period a year ago. Cash payments for plant, property and equipment were $124 million in the first six months of 2013 versus payments of $125 million in the first six months of 2012, a decrease of $1 million. The majority of the spending was to support continued growth in the Clean Air business. Cash payments for software-related intangible assets were $12 million and $7 million, respectively, for the first six months of 2013 and 2012. Changes in restricted cash were a use of cash of $5 million in the first six months of 2013.

Financing Activities
Cash flow from financing activities was an inflow of $122 million for the six months ending June 30, 2013 compared to an inflow of $95 million for the six months ending June 30, 2012. During the first six months of 2013, we repurchased 45,000 shares of our outstanding common stock for $2 million at an average price of $44.56 per share as part of a previously announced stock buyback plan for 550,000 shares of outstanding common stock. During the first six months of 2012, we completed a previously announced stock buyback plan, repurchasing 600,000 shares of our outstanding common stock for $18 million, at an average price of $29.22 per share. Borrowings under our revolving credit facility were $190 million at June 30, 2013 versus $252 million at June 30, 2012. In the first six months of 2012, refinancing activities included retiring certain of our 8.125 percent senior notes due in 2015 and the $148 million Tranche B Term Facility, adding a new $250 million Tranche A Term Facility and increasing the amount and extending the maturity date of our revolving credit facility.
Outlook

In the third quarter of 2013, IHS Automotive forecasts a four percent increase in light vehicle production in the regions where we operate versus a year ago with both North America and China increasing eight percent year-over-year. South America is expected to be even with last year and production declines of three percent are expected in Europe.
According to IHS Automotive, full-year light vehicle production in the regions where we operate is also predicted to increase four percent versus last year. Full-year light vehicle production is estimated by IHS Automotive to increase in North America by five percent, in China by 10 percent, and in South America by six percent. Full-year light vehicle production in Europe is projected to decline three percent.
We are well-positioned to capitalize on the stronger global light vehicle production environment with an excellent platform mix, the continued ramp-up on new programs and a well-established footprint in the fastest growing markets.
In general, the global commercial vehicle market remains weak. There is modest demand improvement in certain areas; however, inventory corrections are still expected to impact production levels. We anticipate commercial vehicle revenues for the next two quarters to be relatively flat compared with the second quarter, bringing full year commercial vehicle revenues within the lower end of the our previously announced range.
For the remainder of the year, we anticipate a tax rate between 36 percent and 38 percent, and 2013 cash taxes to be approximately $110 million.

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
Revenue Recognition
We recognize revenue for sales to our original equipment and aftermarket customers when title and risk of loss passes to the customers under the terms of our arrangements with those customers, which is usually at the time of shipment from our plants or distribution centers. Generally, in connection with the sale of exhaust systems to certain original equipment manufacturers, we purchase catalytic converters and diesel particulate filters or components thereof including precious metals (“substrates”) on behalf of our customers which are used in the assembled system. These substrates are included in our inventory and “passed through” to the customer at our cost, plus a small margin, since we take title to the inventory and are responsible for both the delivery and quality of the finished product. Revenues recognized for substrate sales were $942 million and $885 million for the first six months of 2013 and 2012, respectively. For our aftermarket customers, we provide for promotional incentives and returns at the time of sale. Estimates are based upon the terms of the incentives and historical experience with returns. Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis. Shipping and handling costs billed to customers are included in revenues and the related costs are included in cost of sales in our condensed consolidated statements of income.
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
Pre-production Design and Development and Tooling Assets
We expense pre-production design and development costs as incurred unless we have a contractual guarantee for reimbursement from the original equipment customer. Unbilled pre-production design and development costs recorded in prepayments and other and long-term receivables totaled $34 million and $25 million at June 30, 2013 and December 31, 2012, respectively. In addition, plant, property and equipment included $55 million and $50 million at June 30, 2013 and December 31, 2012, respectively, for original equipment tools and dies that we own, and prepayments and other included $91 million and $66 million at June 30, 2013 and December 31, 2012, respectively, for in-process tools and dies that we are building for our original equipment customers.
Income Taxes
We recognize deferred tax assets and liabilities on the basis of the future tax consequences attributable to temporary differences that exist between the financial statement carrying value of assets and liabilities and their respective tax values, and net operating losses ("NOL") and tax credit carryforwards on a taxing jurisdiction basis. We measure deferred tax assets and liabilities using enacted tax rates that will apply in the years in which we expect the temporary differences to be recovered or paid.
We evaluate our deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. U.S. GAAP requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence, both positive and negative, using a "more likely than not" standard. This assessment considers, among other matters, the nature, frequency and amount of recent losses, the duration of statutory carryforward periods, and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified.
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
Our pension plans generally do not require employee contributions. Our policy is to fund our pension plans in accordance with applicable U.S. and foreign government regulations and to make additional payments as funds are available to achieve full funding of the accumulated benefit obligation. As of June 30, 2013, all legal funding requirements have been met.
Changes in Accounting Pronouncements
Note 11 in our notes to condensed consolidated financial statements located in Part I Item 1 of this Form 10-Q is incorporated herein for reference.

Liquidity and Capital Resources
Capitalization

	June 30, 2013	December 31, 2012	% Change
	(Millions)
Short-term debt and maturities classified as current	$120	$113	6%
Long-term debt	1,158	1,067	9
Total debt	1,278	1,180	8
Total redeemable noncontrolling interests	13	15	(13)
Total noncontrolling interests	41	45	(9)
Tenneco Inc. shareholders’ equity	339	246	38
Total equity	380	291	31
Total capitalization	$1,671	$1,486	12
General. Short-term debt, which includes maturities classified as current, borrowings by foreign subsidiaries, and borrowings securitized by our North American accounts receivable securitization program, was $120 million and $113 million as of June 30, 2013 and December 31, 2012, respectively. Borrowings under our revolving credit facilities, which are classified as long-term debt, were $190 million and $92 million at June 30, 2013 and December 31, 2012, respectively.
The 2013 year-to-date increase in total equity primarily resulted from net income attributable to Tenneco Inc. of $63 million, a $10 million increase in additional liability for pension and postretirement benefits, a $18 million increase in premium on common stock and other capital surplus relating to common stock issued pursuant to benefit plans and a $51 million decrease caused by the impact of changes in foreign exchange rates on the translation of financial statements of our foreign subsidiaries into U.S. dollars.
Overview. Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions. The arrangement is secured by substantially all our domestic assets and pledges of up to 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries.
On March 22, 2012, we completed an amendment and restatement of our senior credit facility by increasing the amount and extending the maturity date of our revolving credit facility and adding a new Tranche A Term Facility. The amended and restated facility replaces our former $556 million revolving credit facility, $148 million Tranche B Term Facility and $130 million Tranche B-1 letter of credit/revolving loan facility. The proceeds from this refinancing transaction were used to repay our $148 million Tranche B Term Facility and, as described below, to fund the purchase and redemption of our $250 million 8.125 percent senior notes due in 2015. As of June 30, 2013, the senior credit facility provides us with a total revolving credit facility size of $850 million and had a $234 million balance outstanding under the Tranche A Term Facility, both of which will mature on March 22, 2017. Funds may be borrowed, repaid and re-borrowed under the revolving credit facility without premium or penalty. The revolving credit facility is reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. Outstanding letters of credit reduce our availability to enter into revolving loans under the facility. We are required to make quarterly principal payments under the Tranche A Term Facility of $3.1 million beginning June 30, 2012 through March 31, 2014, $6.3 million beginning June 30, 2014 through March 31, 2015, $9.4 million beginning June 30, 2015 through March 31, 2016, $12.5 million beginning June 30, 2016 through December 31, 2016 and a final payment of $125 million is due on March 22, 2017.
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
At June 30, 2013, of the $850 million available under the revolving credit facility, we had unused borrowing capacity of $621 million with $190 million in outstanding borrowings and $39 million in outstanding letters of credit. As of June 30, 2013, our outstanding debt also included $234 million related to our Tranche A Term Facility which is subject to quarterly principal payments as described above through March 22, 2017, $225 million of 7.75 percent senior notes due August 15, 2018, $500 million of 6.875 percent senior notes due December 15, 2020, and $130 million of other debt.
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
Senior Credit Facility — Other Terms and Conditions. Our senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA, as defined in the senior credit facility agreement), and consolidated interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined under the senior credit facility agreement) at the end of each period indicated. Failure to maintain these ratios will result in a default under our senior credit facility. The financial ratios required under the amended and restated senior credit facility and, the actual ratios we achieved for the two quarters of 2013, are as follows:

	Quarter Ended
	March 31, 2013		June 30, 2013
	Required	Actual	Required	Actual
Leverage Ratio (maximum)	3.50	1.98	3.50	1.79
Interest Coverage Ratio (minimum)	2.55	8.39	2.55	8.74
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
As of June 30, 2013, we were in compliance with all the financial covenants and operational restrictions of the senior credit facility. Our senior credit facility does not contain any terms that could accelerate payment of the facility or affect pricing under the facility as a result of a credit rating agency downgrade.
Senior Notes. As of June 30, 2013, our outstanding senior notes also included $225 million of 7.75 percent senior notes due August 15, 2018 and $500 million of 6.875 percent senior notes due December 15, 2020. Under the indentures governing the notes, we are permitted to redeem some or all of the remaining senior notes at specified prices that decline to par over a specified period at any time on and after August 15, 2014 in the case of the senior notes due 2018, and December 15, 2015 in the case of the senior notes due 2020. In addition, prior to such dates the notes may also be redeemed at a price generally equal to 100 percent of the principal amount thereof plus a premium based on the present values of the remaining payments due to the noteholders. Further, the indentures governing the notes also permit us to redeem up to 35 percent of the senior notes due 2018, with the proceeds of certain equity offerings completed on or before August 15, 2013 and up to 35 percent of the senior notes due 2020, with the proceeds of certain equity offerings completed on or before December 15, 2013. If we sell certain of our assets or experience specified kinds of changes in control, we must offer to repurchase the notes due 2018 and 2020 at 101 percent of the principal amount thereof plus accrued and unpaid interest.
Our senior notes require that, as a condition precedent to incurring certain types of indebtedness not otherwise permitted, our consolidated fixed charge coverage ratio, as calculated on a pro forma basis, be greater than 2.00. The indentures also contain restrictions on our operations, including limitations on: (i) incurring additional indebtedness or liens; (ii) dividends;

(iii) distributions and stock repurchases; (iv) investments; (v) asset sales and (vi) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. As of June 30, 2013, we were in compliance with the covenants and restrictions of these indentures.
Accounts Receivable Securitization. We securitize some of our accounts receivable on a limited recourse basis in North America and Europe. As servicer under these accounts receivable securitization programs, we are responsible for performing all accounts receivable administration functions for these securitized financial assets including collections and processing of customer invoice adjustments. In North America, we have an accounts receivable securitization program with three commercial banks comprised of a first priority facility and a second priority facility. We securitize original equipment and aftermarket receivables on a daily basis under the bank program. In March 2013, the North American program was amended and extended to March 21, 2014. The first priority facility continues to provide financing of up to $110 million and the second priority facility, which is subordinated to the first priority facility, continues to provide up to an additional $40 million of financing. Both facilities monetize accounts receivable generated in the U.S. and Canada that meet certain eligibility requirements. The second priority facility also monetizes certain accounts receivable generated in the U.S. or Canada that would otherwise be ineligible under the first priority securitization facility. The amount of outstanding third-party investments in our securitized accounts receivable under the North American program was $50 million at both June 30, 2013 and December 31, 2012.
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
We also securitize receivables in our European operations with regional banks in Europe under seven separate facilities. The commitments for these arrangements are generally for one year, but some may be cancelled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon 15 days, or less, notification. The amount of outstanding third-party investments in our securitized accounts receivable in Europe was $151 million and $94 million at June 30, 2013 and December 31, 2012, respectively.
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
In our North American accounts receivable securitization programs, we transfer a partial interest in a pool of receivables and the interest that we retain is subordinate to the transferred interest. Accordingly, we account for our North American securitization program as a secured borrowing. In our European programs, we transfer accounts receivables in their entirety to the acquiring entities and satisfy all of the conditions established under ASC Topic 860, “Transfers and Servicing,” to report the transfer of financial assets in their entirety as a sale. The proceeds received in exchange for the transfer of accounts receivable under our European securitization programs approximates the fair value of such receivables. We recognized less than $1 million interest expense in each of the three month periods ended June 30, 2013 and 2012, respectively, and $1 million in the six month periods ended June 30, 2013 and 2012, respectively, relating to our North American securitization program. In addition, we recognized a loss of $1 million in each of the three month periods ended June 30, 2013 and 2012, respectively, and $2 million in each of the six month periods ended June 30, 2013 and 2012, respectively, on the sale of trade accounts receivable in our European accounts receivable securitization programs, representing the discount from book values at which these receivables were sold to our banks. The discount rate varies based on funding costs incurred by our banks, which averaged approximately three percent during both the first half of 2013 and 2012, respectively.
Negotiable Financial Instruments. One of our European subsidiaries receives payment from one of its OE customers whereby the accounts receivable are satisfied through the delivery of negotiable financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets. The amount of these financial instruments that was collected before their maturity date and sold at a discount totaled $6 million at both June 30, 2013 and December 31, 2012. No negotiable financial instruments were held by our European subsidiary as of June 30, 2013 and December 31, 2012, respectively.
In certain instances, several of our Chinese subsidiaries receive payment from OE customers and satisfy vendor payments through the receipt and delivery of negotiable financial instruments. Financial instruments used to satisfy vendor payables and not redeemed totaled $18 million and $12 million at June 30, 2013 and December 31, 2012, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $16 million and $8 million at June 30, 2013 and December 31, 2012, respectively. We classify financial instruments received from our OE customers as other current assets if issued by a financial institution of our customers or as customer notes and accounts, net if issued by our customer. We classified $16 million and $8 million in other current assets at June 30, 2013 and December 31, 2012, respectively. Some of our Chinese subsidiaries that issue their own negotiable financial instruments to pay vendors are required to maintain a cash balance if they exceed certain credit limits with the financial institution that guarantees those financial instruments. A restricted cash balance was not required at those Chinese subsidiaries at June 30, 2013 or December 31, 2012.
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
In managing our foreign currency exposures, we identify and aggregate existing offsetting positions and then hedge residual exposures through third-party derivative contracts. The fair value of our foreign currency forward contracts was less than $1 million at June 30, 2013 and is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. The following table summarizes by major currency the notional amounts for our foreign currency forward purchase and sale contracts as of June 30, 2013. All contracts in the following table mature in 2013.

		June 30, 2013
		Notional Amount in Foreign Currency
		(Millions)
Australian dollars	—Purchase	3
	—Sell	(2)
British pounds	—Purchase	8
European euro	—Sell	(8)
South African rand	—Purchase	103
Japanese yen	—Purchase	159
	—Sell	(790)
U.S. dollars	—Purchase	13
	—Sell	(17)
Other	—Purchase	1
	—Sell	(2)

Interest Rate Risk
Our financial instruments that are sensitive to market risk for changes in interest rates are primarily our debt securities. We use our revolving credit facility to finance our short-term and long-term capital requirements. We pay a current market rate of interest on these borrowings. Our long-term capital requirements have been financed with long-term debt with original maturity dates ranging from five to ten years. On June 30, 2013, we had $734 million in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed through December 2020, $225 million is fixed through August 2018, and the remainder is fixed from 2015 through 2026. We also have $426 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” earlier in this Management’s Discussion and Analysis.
We estimate that the fair value of our long-term debt at June 30, 2013 was about 105 percent of its book value. A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $5 million.

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
We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense costs related to an existing condition caused by past operations that do not contribute to current or future revenue generation. As of June 30, 2013, we have the obligation to remediate or contribute towards the remediation of certain sites, including one Federal Superfund site. At June 30, 2013, our aggregated estimated share of environmental remediation costs for all these sites on a discounted basis was approximately $17 million, of which $5 million is recorded in other current liabilities and $12 million is recorded in deferred credits and other liabilities in our condensed consolidated balance sheet. For those locations where the liability was discounted, the weighted average discount rate used was 2.10 percent. The undiscounted value of the estimated remediation costs was $20 million. Our expected payments of environmental remediation costs are estimated to be approximately $3 million in 2013, $2 million in 2014, $1 million each year beginning 2015 through 2017 and $12 million in aggregate thereafter.
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
Below is a table that shows the activity in the warranty accrual accounts:

	Six Months Ended June 30,
	2013	2012
	(Millions)
Beginning Balance January 1,	$23	$26
Accruals related to product warranties	6	7
Reductions for payments made	(9)	(9)
Ending Balance June 30,	$20	$24

In the fourth quarter of 2011, we encountered an issue in our North America OE ride control business involving struts supplied on one particular OE platform. As a result, we directly incurred approximately $2 million in premium freight and overtime costs in the fourth quarter of 2011 and $3 million in 2012. In the first quarter of 2013 we incurred a charge of $2 million in connection with the resolution of all existing claims pertaining to this matter. We paid the customer the $2 million in the second quarter of 2013.

Tenneco 401(K) Retirement Savings Plan
Effective January 1, 2012, the Tenneco Employee Stock Ownership Plan for Hourly Employees and the Tenneco Employee Stock Ownership Plan for Salaried Employees were merged into one plan called the Tenneco 401(k) Retirement Savings Plan (the “Retirement Savings Plan”). Under the plan, subject to limitations in the Internal Revenue Code, participants may elect to defer up to 75 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We match in cash 100 percent on the first three percent and 50 percent on the next two percent of employee contributions. In connection with freezing the defined benefit pension plans for nearly all U.S. based salaried and non-union hourly employees effective December 31, 2006, and the related replacement of those defined benefit plans with defined contribution plans, we are making additional contributions to the Employee Stock Ownership Plans. We recorded expense for these contributions of approximately $11 million for each of the six month periods ended June 30, 2013 and 2012. Matching contributions vest immediately. Defined benefit replacement contributions fully vest on the employee’s third anniversary of employment.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under These Plans or Programs
April 2013	—	$—	—	550,000
May 2013	96	$38.60	—	550,000
June 2013	55,979	$42.91	45,000	505,000
Total	56,075	$42.91	45,000	505,000
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
Kenneth R. Trammell
Executive Vice President and Chief Financial Officer
Dated: August 6, 2013

INDEX TO EXHIBITS
TO
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2013

Exhibit Number		Description

10.1
Amended and Restated Tenneco Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Appendix A of the Company's Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 3, 2013, File No. 1-12387).

10.2		Form of Restricted Stock Award Agreement for Employees (incorporated herein by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K dated May 21, 2013, File No. 1-12387).
10.3		Form of Stock Option Award Agreement for Employees (incorporated herein by reference to Exhibit 10.4 to the registrant's Current Report on Form 8-K dated May 21, 2013, File No. 1-12387).

10.4
Amendment No. 4 to SLOT Receivables Purchase Agreement, dated May 22, 2013 (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated May 28, 2013, File No. 1-12387).

*10.5	—	Tenneco Inc. Excess Benefit Plan (as Amended and Restated Effective as of January 1, 2013).

*10.6	—	Tenneco Inc. Deferred Compensation Plan (as Amended and Restated Effective as of August 1, 2013).

*10.7	—	Tenneco Inc. Incentive Deferral Plan (as Amended and Restated Effective as of August 1, 2013).

*12	—	Computation of Ratio of Earnings to Fixed Charges.

*15.1	—	Letter of PricewaterhouseCoopers LLP regarding interim financial information.

*31.1	—	Certification of Gregg M. Sherrill under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Kenneth R. Trammell under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of Gregg M. Sherrill and Kenneth R. Trammell under Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	—	XBRL Instance Document.

*101.SCH	—	XBRL Taxonomy Extension Schema Document.

*101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.