Form 10-Q
period 2013-09-30
TENNECO INC
filed 2013-11-07
CIK 1024725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013
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
Common Stock, par value $0.01 per share: 60,834,533 shares outstanding as of November 1, 2013.

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
FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS (UNAUDITED)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Tenneco Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Tenneco Inc. and consolidated subsidiaries as of September 30, 2013, and the related condensed consolidated statements of income, comprehensive income, and cash flows for the three and nine month periods ended September 30, 2013 and 2012 and changes in shareholders' equity for the nine months ended September 30, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.
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
November 7, 2013

The “Report of Independent Registered Public Accounting Firm” included above is not a “report” or “part of a Registration Statement” prepared or certified by an independent accountant within the meaning of Sections 7 and 11 of the Securities Act of 1933, and the accountants’ Section 11 liability does not extend to such report.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
	(Millions Except Share and Per Share Amounts)
Revenues
Net sales and operating revenues	$1,963	$1,778	$5,933	$5,610

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	1,691	1,494	5,031	4,696
Engineering, research, and development	35	28	103	94
Selling, general, and administrative	112	94	337	321
Depreciation and amortization of other intangibles	51	49	151	148
	1,889	1,665	5,622	5,259
Other expense
Loss on sale of receivables	(1)	(1)	(3)	(3)
Other	(1)	(1)	(2)	(4)
	(2)	(2)	(5)	(7)
Earnings before interest expense, income taxes, and noncontrolling interests	72	111	306	344
Interest expense (net of interest capitalized of $1 million in both of the three months ended September 30, 2013 and 2012, respectively, and $3 million in both of the nine months ended September 30, 2013 and 2012, respectively)	20	21	60	84
Earnings before income taxes and noncontrolling interests	52	90	246	260
Income tax (benefit) expense	30	(42)	89	(3)
Net income	22	132	157	263
Less: Net income attributable to noncontrolling interests	10	7	28	21
Net income attributable to Tenneco Inc.	$12	$125	$129	$242
Earnings per share
Weighted average shares of common stock outstanding —
Basic	60,624,358	59,766,097	60,475,652	59,983,310
Diluted	61,865,375	60,949,632	61,583,629	61,266,124
Basic earnings per share of common stock	$0.19	$2.09	2.13	4.04
Diluted earnings per share of common stock	$0.19	$2.05	2.09	3.95
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of income.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30, 2013
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	(Millions)
Net Income		$12		$10		$22
Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance July 1	$(74)		$5		$(69)
Translation of foreign currency statements	23	23	—	—	23	23
Balance September 30	(51)		5		(46)
Additional Liability for Pension and Postretirement Benefits
Balance July 1	(374)		—		(374)
Additional Liability for Pension and Postretirement Benefits, net of tax	3	3			3	3
Balance September 30	(371)		—		(371)
Balance September 30	$(422)		$5		$(417)
Other Comprehensive Income		26		—		26
Comprehensive Income		$38		$10		$48
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of comprehensive income.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30, 2012
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

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Nine Months Ended September 30, 2013
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	(Millions)
Net Income		$129		$28		$157
Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$(24)		$5		$(19)
Translation of foreign currency statements	(27)	(27)		—	(27)	(27)
Balance September 30	(51)		5		(46)
Additional Liability for Pension and Postretirement Benefits
Balance January 1	(384)		—		(384)
Additional Liability for Pension and Postretirement Benefits, net of tax	13	13			13	13
Balance September 30	(371)		—		(371)
Balance September 30	$(422)		$5		$(417)
Other Comprehensive Loss		(14)		—		(14)
Comprehensive Income		$115		$28		$143
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of comprehensive income.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Nine Months Ended September 30, 2012
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

TENNECO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2013	December 31, 2012
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$276	$223
Restricted cash	5	—
Receivables —
Customer notes and accounts, net	1,226	966
Other	29	20
Inventories —
Finished goods	267	273
Work in process	228	207
Raw materials	148	133
Materials and supplies	56	54
Deferred income taxes	76	72
Prepayments and other	268	176
Total current assets	2,579	2,124
Other assets:
Long-term receivables, net	8	4
Goodwill	70	72
Intangibles, net	31	35
Deferred income taxes	158	116
Other	120	135
	387	362
Plant, property, and equipment, at cost	3,423	3,365
Less — Accumulated depreciation and amortization	(2,290)	(2,243)
	1,133	1,122
Total Assets	$4,099	$3,608
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)	$131	$113
Trade payables	1,288	1,186
Accrued taxes	45	50
Accrued interest	14	10
Accrued liabilities	270	239
Other	104	51
Total current liabilities	1,852	1,649
Long-term debt	1,226	1,067
Deferred income taxes	25	27
Postretirement benefits	358	407
Deferred credits and other liabilities	199	152
Commitments and contingencies
Total liabilities	3,660	3,302
Redeemable noncontrolling interests	15	15
Tenneco Inc. Shareholders’ equity:
Common stock	1	1
Premium on common stock and other capital surplus	3,070	3,031
Accumulated other comprehensive loss	(422)	(408)
Retained earnings (accumulated deficit)	(1,975)	(2,104)
	674	520
Less — Shares held as treasury stock, at cost	294	274
Total Tenneco Inc. shareholders’ equity	380	246
Noncontrolling interests	44	45
Total equity	424	291
Total liabilities, redeemable noncontrolling interests and equity	$4,099	$3,608
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
	(Millions)

Net income	$22	$132	$157	$263
Adjustments to reconcile net income to cash provided by operating activities —
Depreciation and amortization of other intangibles	51	49	151	148
Deferred income taxes	(10)	(87)	6	(94)
Stock-based compensation	3	2	10	9
Loss on sale of assets	(1)	1	1	3
Changes in components of working capital —
(Increase) decrease in receivables	(27)	55	(280)	(157)
(Increase) decrease in inventories	(21)	2	(39)	(81)
(Increase) decrease in prepayments and other current assets	(16)	(1)	(97)	(40)
Increase (decrease) in payables	(38)	(50)	111	36
Increase (decrease) in accrued taxes	8	19	(5)	37
Increase (decrease) in accrued interest	4	5	4	1
Increase (decrease) in other current liabilities	79	—	86	15
Changes in long-term assets	6	7	9	16
Changes in long-term liabilities	(11)	(13)	(31)	(35)
Other	1	4	8	5
Net cash provided by operating activities	50	125	91	126
Investing Activities
Proceeds from the sale of assets	4	1	6	2
Cash payments for plant, property, and equipment	(54)	(70)	(178)	(195)
Cash payments for software related intangible assets	(7)	(3)	(19)	(10)
Cash payments for net assets purchased	—	(7)	—	(7)
Changes in restricted cash	—	—	(5)	—
Net cash (used) by investing activities	(57)	(79)	(196)	(210)
Financing Activities
Issuance of common shares	4	—	17	—
Tax benefit from stock-based compensation	17	—	17	—
Retirement of long-term debt	(5)	(3)	(13)	(406)
Issuance of long-term debt	—	—	—	250
Debt issuance cost of long-term debt	—	—	—	(13)
Purchase of common stock under the share repurchase program	(18)	—	(20)	(18)
Increase (decrease) in bank overdrafts	(38)	2	(3)	2
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	84	(19)	191	217
Net increase in short-term borrowings secured by accounts receivable	—	—	—	60
Capital contribution from noncontrolling interest partner	—	4	—	5
Distributions to noncontrolling interest partners	(6)	(9)	(29)	(27)
Net cash provided (used) by financing activities	38	(25)	160	70
Effect of foreign exchange rate changes on cash and cash equivalents	10	5	(2)	7
Increase (decrease) in cash and cash equivalents	41	26	53	(7)
Cash and cash equivalents, July 1 and January 1, respectively	235	181	223	214
Cash and cash equivalents, September 30 (Note)	$276	$207	$276	$207
Supplemental Cash Flow Information
Cash paid during the period for interest	$16	$16	$55	$75
Cash paid during the period for income taxes (net of refunds)	21	18	92	54
Non-cash Investing and Financing Activities
Period end balance of trade payables for plant, property, and equipment	$27	$25	$27	$25

Note: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of cash flows.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Nine Months Ended September 30,
	2013		2012
	Shares	Amount	Shares	Amount
	(Millions Except Share Amounts)
Tenneco Inc. Shareholders:
Common Stock
Balance January 1	62,789,382	$1	62,101,335	$1
Issued pursuant to benefit plans	158,308	—	149,497	—
Stock options exercised	638,817	—	232,258	—
Balance September 30	63,586,507	1	62,483,090	1
Premium on Common Stock and Other Capital Surplus
Balance January 1		3,031		3,016
Premium on common stock issued pursuant to benefit plans		39		10
Balance September 30		3,070		3,026
Accumulated Other Comprehensive Loss
Balance January 1		(408)		(382)
Other comprehensive income (loss)		(14)		8
Balance September 30		(422)		(374)
Retained Earnings (Accumulated Deficit)
Balance January 1		(2,104)		(2,379)
Net income attributable to Tenneco Inc.		129		242
Balance September 30		(1,975)		(2,137)
Less — Common Stock Held as Treasury Stock, at Cost
Balance January 1	2,294,692	274	1,694,692	256
Purchase of common stock through stock repurchase program	419,900	20	600,000	18
Balance September 30	2,714,592	294	2,294,692	274
Total Tenneco Inc. shareholders’ equity		$380		$242
Noncontrolling Interests:
Balance January 1		$45		$43
Net income		18		16
Capital contribution		—		3
Dividends declared		(19)		(20)
Balance September 30		$44		$42
Total equity		$424		$284
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

(2)	Financial Instruments
The carrying and estimated fair values of our financial instruments by class at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Millions)
Long-term debt (including current maturities)	$1,227	$1,290	$1,070	$1,136
Instruments with off-balance sheet risk:
Foreign exchange forward contracts:
Asset derivative contracts	—	—	1	1
Asset and Liability Instruments — The fair value of cash and cash equivalents, short and long-term receivables, accounts payable, and short-term debt was considered to be the same as or was not determined to be materially different from the carrying amount.
Long-term Debt — The fair value of our public fixed rate senior notes is based on quoted market prices (level 1). The fair value of our private borrowings under our senior credit facility and other long-term debt instruments is based on the market value of debt with similar maturities, interest rates and risk characteristics (level 2). The fair value of our level 1 debt, as classified in the fair value hierarchy, was $787 million and $790 million at September 30, 2013 and December 31, 2012, respectively. We have classified $493 million and $334 million as level 2 in the fair value hierarchy at September 30, 2013 and December 31, 2012, respectively, since we utilize valuation inputs that are observable both directly and indirectly. We classified the remaining $10 million and $12 million, consisting of foreign subsidiary debt, as level 3 in the fair value hierarchy at September 30, 2013 and December 31, 2012, respectively.
Foreign Exchange Forward Contracts — We use derivative financial instruments, principally foreign currency forward purchase and sales contracts with terms of less than one year, to hedge our exposure to changes in foreign currency exchange rates. Our primary exposure to changes in foreign currency rates results from intercompany loans made between affiliates to minimize the need for borrowings from third parties. Additionally, we enter into foreign currency forward purchase and sale contracts to mitigate our exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables. We manage counter-party credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements. We do not enter into derivative financial instruments for speculative purposes. The fair value of our foreign currency forward contracts is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. We record the change in fair value of these foreign exchange forward contracts as part of currency gains (losses) within cost of sales in the condensed consolidated statements of income. The fair value of foreign exchange forward contracts are recorded in prepayments and other current assets or other current liabilities in the condensed consolidated balance sheet. The fair value of our foreign exchange forward contracts, presented on a gross basis at September 30, 2013 and December 31, 2012, respectively, was as follows:

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

	Fair Value of Derivative Instruments
	September 30, 2013			December 31, 2012
	Asset Derivatives	Liability Derivatives	Total	Asset Derivatives	Liability Derivatives	Total
	(Millions)
Foreign exchange forward contracts	$—	$—	$—	$1	$—	$1

The fair value of our recurring financial assets at September 30, 2013 and December 31, 2012, respectively, are as follows:

	September 30, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(Millions)
Financial Assets:
Foreign exchange forward contracts	n/a	$—	n/a	n/a	$1	n/a

The fair value hierarchy definition prioritizes the inputs used in measuring fair value into the following levels:

Level 1	—	Quoted prices in active markets for identical assets or liabilities.

Level 2	—	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

Level 3	—	Unobservable inputs based on our own assumptions.

The following table summarizes by major currency the notional amounts for foreign currency forward purchase and sale contracts as of September 30, 2013 (all of which mature in 2013):

		Notional Amount in Foreign Currency
		(Millions)
Australian dollars	—Purchase	3
British pounds	—Purchase	9
European euro	—Sell	(9)
South African rand	—Purchase	107
Japanese yen	—Purchase	98
	—Sell	(842)
Mexican peso	—Purchase	6
Polish zloty	—Purchase	21
U.S. dollars	—Purchase	13
	—Sell	(25)
Other	—Sell	(2)
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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

The Walker Plans are comprised of employees from Tenneco Walker (U.K.) Limited and our Futaba-Tenneco U.K. joint venture. Employer contributions are funded by both Tenneco Walker (U.K.) Limited, as the sponsoring employer and Futaba-Tenneco U.K., as a participating employer. The performance guarantee agreements are expected to remain in effect until all pension obligations for the Walker Plans’ sponsoring and participating employers have been satisfied. The maximum amount payable for these pension performance guarantees is approximately $34 million as of September 30, 2013 which is determined by taking 105 percent of the liability of the Walker Plans calculated under section 179 of the U.K. Pension Act of 2004 offset by plan assets. We did not record an additional liability for this performance guarantee since Tenneco Walker (U.K.) Limited, as the sponsoring employer of the Walker Plans, already recognizes 100 percent of the pension obligation calculated based on U.S. GAAP, for all of the Walker Plans’ participating employers on its balance sheet, which was $4 million and $7 million at September 30, 2013 and December 31, 2012, respectively. At September 30, 2013, all pension contributions under the Walker Plans were current for all of the Walker Plans’ sponsoring and participating employers.
In June 2011, we entered into an indemnity agreement between TMEL and Futaba Industrial Co. Ltd. which requires Futaba to indemnify TMEL for any cost, loss or liability which TMEL may incur under the performance guarantee agreements relating to the Futaba-Tenneco U.K. joint venture. The maximum amount reimbursable by Futaba to TMEL under this indemnity agreement is equal to the amount incurred by TMEL under the performance guarantee agreements multiplied by Futaba’s shareholder ownership percentage of the Futaba-Tenneco U.K. joint venture. At September 30, 2013, the maximum amount reimbursable by Futaba to TMEL is approximately $6 million.
We have issued guarantees through letters of credit in connection with some obligations of our affiliates. As of September 30, 2013, we have guaranteed $40 million in letters of credit to support some of our subsidiaries’ insurance arrangements, foreign employee benefit programs, environmental remediation activities and cash management and capital requirements.
Negotiable Financial Instruments — One of our European subsidiaries receives payment from one of its customers whereby the accounts receivable are satisfied through the delivery of negotiable financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets. The amount of these financial instruments that was collected before their maturity date and sold at a discount totaled $4 million and $6 million at September 30, 2013 and December 31, 2012, respectively. No negotiable financial instruments were held by our European subsidiary as of September 30, 2013 or December 31, 2012.
In certain instances, several of our Chinese subsidiaries receive payment from customers and satisfy vendor payments through the receipt and delivery of negotiable financial instruments. Financial instruments used to satisfy vendor payables and not redeemed totaled $13 million and $12 million at September 30, 2013 and December 31, 2012, respectively, and were classified as notes payable. Financial instruments received from customers and not redeemed totaled $16 million and $8 million at September 30, 2013 and December 31, 2012, respectively. We classify financial instruments received from our customers as other current assets if issued by a financial institution of our customers or as customer notes and accounts, net if issued by our customer. We classified $16 million and $8 million in other current assets at September 30, 2013 and December 31, 2012, respectively. Some of our Chinese subsidiaries that issue their own negotiable financial instruments to pay vendors are required to maintain a cash balance if they exceed certain credit limits with the financial institution that guarantees those financial instruments. A restricted cash balance was not required at those Chinese subsidiaries at September 30, 2013 or December 31, 2012.
The negotiable financial instruments received by one of our European subsidiaries and some of our Chinese subsidiaries are checks drawn by our customers and guaranteed by their banks that are payable at a future date. The use of these instruments for payment follows local commercial practice. Because negotiable financial instruments are financial obligations of our customers and are guaranteed by our customers’ banks, we believe they represent a lower financial risk than the outstanding accounts receivable that they satisfy which are not guaranteed by a bank.
Supply Chain Financing — Near the end of the second quarter of 2013 certain of our suppliers in the U.S. extended their payment terms to Tenneco. The liquidity benefit to Tenneco from the extended payment terms totaled $10 million at September 30, 2013. These suppliers also began participating in a supply chain financing program under which they securitize their accounts receivables from Tenneco with several financial institutions. The financial institutions participate in the supply chain financing program on an uncommitted basis and can cease purchasing receivables from Tenneco's suppliers at any time. If the financial institutions did not continue to purchase receivables from Tenneco's suppliers under this program, the participating vendors could reduce their payment terms to Tenneco which in turn would cause our borrowings under our revolving credit facility to increase.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

Restricted Cash - Two of our Australian subsidiaries have arranged for $5 million in guarantees to be issued by a financial institution to support some of our subsidiaries' insurance arrangements and foreign employee benefit programs. These guarantees were supported by a cash deposit with the financial institution which has been classified as restricted cash on the Tenneco Inc. consolidated balance sheet at September 30, 2013.

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
On March 22, 2012, we completed an amendment and restatement of our senior credit facility by increasing the amount and extending the maturity date of our revolving credit facility and adding a new $250 million Tranche A Term Facility. The amended and restated facility replaces our former $556 million revolving credit facility, $148 million Tranche B Term Facility and $130 million Tranche B-1 letter of credit/revolving loan facility. The proceeds from this refinancing transaction were used to repay our $148 million Tranche B Term Facility and, as described below, to fund the purchase and redemption of our $250 million 8.125 percent senior notes due in 2015. As of September 30, 2013, the senior credit facility provides us with a total revolving credit facility size of $850 million and had a $231 million balance outstanding under the Tranche A Term Facility, both of which will mature on March 22, 2017. Funds may be borrowed, repaid and re-borrowed under the revolving credit facility without premium or penalty. The revolving credit facility is reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. Outstanding letters of credit reduce our availability to enter into revolving loans under the facility. We are required to make quarterly principal payments under the Tranche A Term Facility of $3.1 million through March 31, 2014, $6.3 million beginning June 30, 2014 through March 31, 2015, $9.4 million beginning June 30, 2015 through March 31, 2016, $12.5 million beginning June 30, 2016 through December 31, 2016 and a final payment of $125 million is due on March 22, 2017.
The financial ratios required under the amended and restated senior credit facility, and the actual ratios we achieved for the three quarters of 2013, are as follows:

	Quarter Ended
	March 31, 2013		June 30, 2013		September 30, 2013
	Required	Actual	Required	Actual	Required	Actual
Leverage Ratio (maximum)	3.50	1.98	3.50	1.79	3.50	1.86
Interest Coverage Ratio (minimum)	2.55	8.39	2.55	8.74	2.55	9.09
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
At September 30, 2013, of the $850 million available under the revolving credit facility, we had unused borrowing capacity of $550 million with $261 million in outstanding borrowings and $39 million in outstanding letters of credit. As of September 30, 2013, our outstanding debt also included $231 million related to our Tranche A Term Facility which is subject to

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

quarterly principal payments as described above through March 22, 2017, $225 million of 7.75 percent senior notes due August 15, 2018, $500 million of 6.875 percent senior notes due December 15, 2020, and $140 million of other debt.

(4)	Income Taxes
We reported an income tax expense of $30 million and benefit of $42 million in the three month periods ended September 30, 2013 and 2012, respectively, and an income tax expense of $89 million and benefit of $3 million in the nine month periods ended September 30, 2013 and 2012, respectively. The tax expense recorded in the first nine months of 2013 includes a net tax benefit of $22 million for changes to prior year estimates primarily related to recognizing a U.S. tax benefit for foreign taxes. Because our operations in Spain and Belgium are in a valuation allowance position, we were unable to recognize a tax benefit for the $55 million of restructuring charges incurred in these two countries during the third quarter of 2013.
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
In the third quarter of 2012, we reversed the tax valuation allowance against our net deferred tax assets in the U.S. based on operating improvements we had made, the outlook for light and commercial vehicle production in the U.S. and the positive impact this should have on our U.S. operations. The net income impact of the tax valuation allowance release in the U.S was a tax benefit of approximately $81 million. Our federal NOL at December 31, 2012 totaled $190 million and expires beginning in tax years ending in 2025 through 2030. The state NOLs expire in various tax years through 2032.
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
We securitize some of our accounts receivable on a limited recourse basis in North America and Europe. As servicer under these accounts receivable securitization programs, we are responsible for performing all accounts receivable administration functions for these securitized financial assets including collections and processing of customer invoice adjustments. In North America, we have an accounts receivable securitization program with three commercial banks comprised of a first priority facility and a second priority facility. We securitize original equipment and aftermarket receivables on a daily basis under the bank program. In March 2013, the North American program was amended and extended to March 21, 2014. The first priority facility continues to provide financing of up to $110 million and the second priority facility, which is subordinated to the first priority facility, continues to provide up to an additional $40 million of financing. Both facilities monetize accounts receivable generated in the U.S. and Canada that meet certain eligibility requirements, and the second priority facility also monetizes certain accounts receivable generated in the U.S. and Canada that would otherwise be ineligible under the first priority securitization facility. The amount of outstanding third-party investments in our securitized accounts receivable under the North American program was $50 million at both September 30, 2013 and December 31, 2012.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

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
We also securitize receivables in our European operations with regional banks in Europe under various separate facilities. The commitments for these arrangements are generally for one year, but some may be canceled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon 15 days, or less, notification. The amount of outstanding third-party investments in our securitized accounts receivable in Europe was $150 million and $94 million at September 30, 2013 and December 31, 2012, respectively.
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
In our North American accounts receivable securitization programs, we transfer a partial interest in a pool of receivables and the interest that we retain is subordinate to the transferred interest. Accordingly, we account for our North American securitization program as a secured borrowing. In our European programs, we transfer accounts receivables in their entirety to the acquiring entities and satisfy all of the conditions established under Accounting Standards Codification (ASC) Topic 860, “Transfers and Servicing,” to report the transfer of financial assets in their entirety as a sale. The proceeds received in exchange for the transfer of accounts receivable under our European securitization programs approximates the fair value of such receivables. We recognized less than $1 million interest expense in each of the three month periods ended September 30, 2013 and 2012, and $2 million for each of the nine month periods ended September 30, 2013 and 2012, relating to our North American securitization program. In addition, we recognized a loss of $1 million in each of the three month periods ended September 30, 2013 and 2012, and $3 million for each of the nine month periods ended September 30, 2013 and 2012, on the sale of trade accounts receivable in our European accounts receivable securitization programs, representing the discount from book values at which these receivables were sold to our banks. The discount rate varies based on funding costs incurred by our banks, which averaged approximately three percent during both the first half of 2013 and 2012, respectively.

(6)	Restructuring and Other Charges
Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. In 2012, we incurred $13 million in restructuring and related costs, primarily related to headcount reductions in South America and non-cash asset write downs of $4 million in Europe, of which $10 million was recorded in cost of sales and $3 million was recorded in SG&A. In the third quarter of 2013, we incurred $58 million in restructuring and related costs, primarily related to European cost reduction efforts including non-cash asset write downs of $2 million and headcount reductions in various regions, of which $56 million was recorded in cost of sales, $1 million was recorded in SG&A and $1 million was recorded in other expense. In the third quarter of 2012, we incurred $7 million in restructuring and related costs, primarily related to non-cash asset write downs of $4 million in Europe and headcount reductions in South America of which $4 million was recorded in cost of sales and $3 million was recorded in SG&A. For the first nine months of 2013, we have incurred $69 million in restructuring and related costs, primarily related to European cost reduction efforts including non-cash asset write downs of $2 million, our exit from the distribution of aftermarket exhaust products and ending production of leaf springs in Australia, headcount reductions in various regions, and the net impact of freezing our defined benefit plans in the United Kingdom, of which $63 million was recorded in cost of sales, $5 million was recorded in SG&A and $1 million was recorded in other expense. For the first nine months of 2012, we incurred $10 million in restructuring and related costs primarily related to non-cash asset write downs of $4 million in Europe and headcount reductions in South America, of which $7 million was recorded in cost of sales and $3 million was recorded in SG&A.
Amounts related to activities that are part of our restructuring reserves are as follows:

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

	December 31, 2012 Restructuring Reserve	2013 Expenses	2013 Cash Payments	September 30, 2013 Restructuring Reserve
	(Millions)
Employee Severance and Termination Benefits	$—	$67	($14)	$53
Under the terms of our amended and restated senior credit agreement that took effect on March 22, 2012, we are allowed to exclude $80 million of cash charges and expenses, before taxes, related to cost reduction initiatives incurred after March 22, 2012 from the calculation of the financial covenant ratios required under our senior credit facility. As of September 30, 2013, we have excluded $75 million in cumulative allowable charges relating to restructuring initiatives against the $80 million available under the terms of the senior credit facility.
On January 31, 2013, we announced our intent to reduce structural costs in Europe. This initiative includes the non-cash charges of $4 million we incurred in 2012 in connection with the announced closing of the Vittaryd facility in Sweden and a $7 million charge recorded in the fourth quarter of 2012 related to the impairment of certain assets in the European ride performance business. In August 2013, we completed the closure of the Vittaryd facility. $56 million of the total of $58 million we incurred in restructuring and related costs in the third quarter of 2013 was related to this initiative, including $2 million for non-cash asset write downs. $61 million of the total of $69 million we incurred in restructuring and related costs in the first nine months of 2013 was related to this initiative, including $2 million for non-cash asset write downs. On September 5, 2013, we announced our intent to close our ride performance plant in Gijon, Spain and reduce the workforce at our ride performance plant in Sint-Truiden, Belgium. We recorded $55 million in charges related to these actions in the third quarter of 2013. These charges included non-cash asset impairments, the cost of relocating tooling, equipment and production to other facilities, severance and retention payments to employees and other costs related to these actions.

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
We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense costs related to an existing condition caused by past operations that do not contribute to current or future revenue generation. As of September 30, 2013, we have the obligation to remediate or contribute towards the remediation of certain sites, including one Federal Superfund site. At September 30, 2013, our aggregated estimated share of environmental remediation costs for all these sites on a discounted basis was approximately $16 million, of which $4 million is recorded in other current liabilities and $12 million is recorded in deferred credits and other liabilities in our condensed consolidated balance sheet. For those locations where the liability was discounted, the weighted average discount rate used was 2.40 percent. The undiscounted value of the estimated remediation costs was $20 million. Our expected payments of environmental remediation costs are estimated to be approximately $2 million in 2013, $2 million in 2014, $1 million each year beginning 2015 through 2017 and $13 million in aggregate thereafter.
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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

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
Below is a table that shows the activity in the warranty accrual accounts:

	Nine Months Ended September 30,
	2013	2012
	(Millions)
Beginning Balance January 1,	$23	$26
Accruals related to product warranties	12	10
Reductions for payments made	(13)	(13)
Ending Balance September 30,	$22	$23

In the fourth quarter of 2011, we encountered an issue in our North America OE ride control business involving struts supplied on one particular OE platform. As a result, we directly incurred approximately $2 million in premium freight and overtime costs in the fourth quarter of 2011 and $3 million in 2012. In the first quarter of 2013 we incurred a charge of $2

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

million in connection with the resolution of all existing claims pertaining to this matter. We paid the customer the $2 million in the second quarter of 2013.

(8)	Earnings Per Share
Earnings per share of common stock outstanding were computed as follows:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
	(Millions Except Share and Per Share Amounts)
Basic earnings per share —
Net income attributable to Tenneco Inc.	$12	$125	$129	$242
Weighted Average shares of common stock outstanding	60,624,358	59,766,097	60,475,652	59,983,310
Earnings per share of common stock	$0.19	$2.09	$2.13	$4.04
Diluted earnings per share —
Net income attributable to Tenneco Inc.	$12	$125	$129	$242
Weighted Average shares of common stock outstanding	60,624,358	59,766,097	60,475,652	59,983,310
Effect of dilutive securities:
Restricted stock	220,132	120,169	182,378	132,755
Stock options	1,020,885	1,063,366	925,599	1,150,059
Weighted Average shares of common stock outstanding including dilutive securities	61,865,375	60,949,632	61,583,629	61,266,124
Earnings per share of common stock	$0.19	$2.05	$2.09	$3.95

Options to purchase 516,957 and 521,249 shares of common stock were outstanding as of September 30, 2013 and 2012, respectively, but not included in the computation of diluted earnings per share respectively, because the options were anti-dilutive.

(9)	Common Stock
Equity Plans — We have granted a variety of awards, including common stock, restricted stock, restricted stock units, performance units, stock appreciation rights (“SARs”), and stock options to our directors, officers, and employees.

Accounting Methods — We have recorded $1 million in compensation expense in each of the three month periods ended September 30, 2013 and 2012 and $4 million in compensation expense for each of the nine month periods ended September 30, 2013 and 2012, related to nonqualified stock options as part of our selling, general and administrative expense. This resulted in a decrease of $0.02 in both basic and diluted earnings per share for the three month periods ended September 30, 2013 and 2012 and a decrease of $0.07 in both basic and diluted earnings per share for the nine month periods ended September 30, 2013 and 2012.
For employees eligible to retire at the grant date, we immediately expense stock options and restricted stock. If employees become eligible to retire during the vesting period, we immediately recognize any remaining expense associated with their stock options and restricted stock.
As of September 30, 2013, there was approximately $7 million of unrecognized compensation costs related to our stock option awards that we expect to recognize over a weighted average period of 1.4 years.
Compensation expense for restricted stock, restricted stock units, long-term performance units and SARs was $4 million and $3 million for the three months ended September 30, 2013 and 2012, respectively, and $14 million and $11 million for the nine months ended September 30, 2013 and 2012 respectively, and was recorded in selling, general, and administrative expense in our condensed consolidated statements of income.
Cash received from stock option exercises for the nine months ended September 30, 2013 and 2012 was $13 million and $3 million, respectively. Stock option exercises in the first nine months of 2013 and 2012 would have generated an excess tax

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

benefit of $4 million and $1 million, respectively. In September 2013 we also recorded a tax benefit of $17 million related to the historic tax benefit on stock options because we have begun utilizing our federal and state net operating losses.
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
Stock Options — The following table reflects the status and activity for all options to purchase common stock for the period indicated:

	Nine Months Ended September 30, 2013
	Shares Under Option	Weighted Avg. Exercise Prices	Weighted Avg. Remaining Life in Years	Aggregate Intrinsic Value
				(Millions)
Outstanding Stock Options
Outstanding, January 1, 2013	2,447,475	$20.14	4.1	$29
Granted	311,539	36.29
Canceled	(7,225)	11.73
Forfeited	(14,920)	14.59
Exercised	(82,622)	19.96		1
Outstanding, March 31, 2013	2,654,247	$22.12	4.3	$41
Granted	388	38.90
Forfeited	(450)	21.81
Exercised	(393,442)	22.53		7
Outstanding, June 30, 2013	2,260,743	$22.06	4.7	$44
Granted	1,182	35.41
Forfeited	(283)	8.68
Exercised	(147,753)	15.42
Outstanding, September 30, 2013	2,113,889	$22.52	4.6	$56

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2013 and 2012 was $19.86 and $17.49, respectively. The total fair value of shares vested was $5 million and $4 million for the periods ended September 30, 2013 and 2012, respectively.

Restricted Stock — The following table reflects the status for all nonvested restricted shares for the period indicated:

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

	Nine Months Ended September 30, 2013
	Shares	Weighted Avg. Grant Date Fair Value
Nonvested Restricted Shares
Nonvested balance at January 1, 2013	348,918	$31.69
Granted	204,731	36.28
Vested	(154,160)	29.54
Forfeited	—	—
Nonvested balance at March 31, 2013	399,489	$34.88
Granted	226	38.90
Vested	(15,289)	35.40
Forfeited	—	—
Nonvested balance at June 30, 2013	384,426	$34.86
Granted	2,223	46.91
Vested	(16,255)	35.58
Forfeited	—	—
Nonvested balance at September 30, 2013	370,394	$34.90
The fair value of restricted stock grants is equal to the average of the high and low trading price of our stock on the date of grant. As of September 30, 2013, approximately $7 million of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of approximately 1.8 years. The total fair value of restricted shares vested was $6 million and $5 million at September 30, 2013 and 2012, respectively.
In January 2013, our Board of Directors approved a share repurchase program, authorizing us to repurchase up to 550,000 shares of Tenneco’s outstanding common stock over a 12 month period. This share repurchase program is intended to offset dilution from shares of restricted stock and stock options issued in 2013 to employees. We purchased 45,000 shares during the second quarter of 2013, which were funded through cash from operations at a total cost of $2 million and an average price of $44.56 per share. During the third quarter of 2013, we purchased 374,900 shares, which were funded through cash from operations at a total cost of $18 million and an average price of $48.89 per share. These repurchased shares are held as part of our treasury stock which increased to 2,714,592 shares at September 30, 2013 from 2,294,692 shares at December 31, 2012.
Long-Term Performance Units, Restricted Stock Units and SARs — Long-term performance units, restricted stock units and SARs are paid in cash and recognized as a liability based upon their fair value. As of September 30, 2013, $16 million of total unrecognized compensation costs is expected to be recognized over a weighted-average period of approximately 1.9 years.

Pension Plans, Postretirement and Other Employee Benefits
Net periodic pension costs and postretirement benefit costs consist of the following components:

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

	Three Months Ended September 30,
	Pension				Postretirement
	2013		2012		2013	2012
	US	Foreign	US	Foreign	US	US
	(Millions)
Service cost — benefits earned during the period	$—	$1	$1	$1	$—	$—
Interest cost	5	5	5	5	1	2
Expected return on plan assets	(6)	(5)	(5)	(4)	—	—
Net amortization:
Actuarial loss	3	2	1	2	2	1
Prior service cost (credit)	—	—	—	—	(2)	(2)
Net pension and postretirement costs	$2	$3	$2	$4	$1	$1

	Nine Months Ended September 30,
	Pension				Postretirement
	2013		2012		2013	2012
	US	Foreign	US	Foreign	US	US
	(Millions)
Service cost — benefits earned during the period	$1	$6	$1	$5	$—	$—
Interest cost	14	13	15	14	4	5
Expected return on plan assets	(17)	(15)	(16)	(15)	—	—
Net amortization:
Actuarial loss	8	8	5	6	4	4
Prior service cost (credit)	—	1	—	1	(5)	(5)
Net pension and postretirement costs	$6	$13	$5	$11	$3	$4

For the nine months ended September 30, 2013, we made pension contributions of $24 million and $20 million for our domestic and foreign pension plans, respectively. Based on current actuarial estimates, we believe we will be required to contribute approximately $15 million for the remainder of 2013. Pension contributions beyond 2013 will be required, but those amounts will vary based upon many factors including, for example, the performance of our pension fund investments during 2013.
We made postretirement contributions of approximately $5 million during the first nine months of 2013. Based on current actuarial estimates, we believe we will be required to contribute approximately $4 million for the remainder of 2013.
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

Amounts recognized for pension and postretirement benefits in other comprehensive income for the three and nine month periods ended September 30, 2013 and 2012 include the following components:

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

	Three Months Ended September 30,
	2013			2012
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before- Tax Amount	Tax Benefit	Net-of-Tax Amount
	(Millions)
Defined benefit pension and postretirement plans:
Amortization of prior service cost included in net periodic pension and postretirement cost	$(2)	$—	$(2)	$(2)	$—	$(2)
Amortization of actuarial loss included in net periodic pension and postretirement cost	7	(2)	5	4	1	5
Other comprehensive income – pension benefits	$5	$(2)	$3	$2	$1	$3

	Nine Months Ended September 30,
	2013			2012
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before- Tax Amount	Tax Benefit	Net-of-Tax Amount
	(Millions)
Defined benefit pension and postretirement plans:
Amortization of prior service cost included in net periodic pension and postretirement cost	$(4)	$—	$(4)	$(4)	$—	$(4)
Amortization of actuarial loss included in net periodic pension and postretirement cost	21	(4)	17	15	—	15
Other comprehensive income – pension benefits	$17	$(4)	$13	$11	$—	$11

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

The following table summarizes certain Tenneco Inc. segment information:

	Clean Air Division			Ride Performance Division
	North America	Europe, South America & India	Asia Pacific	North America	Europe, South America & India	Asia Pacific	Other	Reclass & Elims	Total
	(Millions)
At September 30, 2013 and for the Three Months Ended September 30, 2013
Revenues from external customers	$648	$470	$210	$321	$258	$56	$—	$—	$1,963
Intersegment revenues	2	29	—	3	10	8	—	(52)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	57	16	22	33	(40)	5	(21)	—	72
Total assets	1,133	912	515	696	584	213	—	46	4,099
At September 30, 2012 and for the Three Months Ended September 30, 2012
Revenues from external customers	592	414	179	299	245	49	—	—	1,778
Intersegment revenues	1	21	—	3	11	7	—	(43)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	48	7	20	35	10	3	(12)	—	111
Total assets	1,069	820	401	617	582	202	—	11	3,702
At September 30, 2013 and for the Nine Months Ended September 30, 2013
Revenues from external customers	$1,981	$1,453	$596	$952	$791	$160	$—	$—	$5,933
Intersegment revenues	4	86	—	8	31	23	—	(152)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	174	45	58	94	(16)	15	(64)	—	306
Total assets	1,133	912	515	696	584	213	—	46	4,099
At September 30, 2012 and for the Nine Months Ended September 30, 2012
Revenues from external customers	1,932	1,308	504	941	793	132	—	—	5,610
Intersegment revenues	6	80	—	8	39	23	—	(156)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	153	43	50	107	36	3	(48)	—	344
Total assets	1,069	820	401	617	582	202	—	11	3,702

(13)	Supplemental Guarantor Condensed Consolidating Financial Statements
Basis of Presentation
Substantially all of our existing and future material domestic 100% owned subsidiaries (which are referred to as the Guarantor Subsidiaries) fully and unconditionally guarantee our senior notes due in 2018 and 2020 on a joint and several basis.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended September 30, 2013
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$864	$1,099	$—	$—	$1,963
Affiliated companies	89	139	—	(228)	—
	953	1,238	—	(228)	1,963
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	827	1,093	—	(229)	1,691
Engineering, research, and development	16	19	—	—	35
Selling, general, and administrative	42	68	2	—	112
Depreciation and amortization of other intangibles	20	31	—	—	51
	905	1,211	2	(229)	1,889
Other income (expense)
Loss on sale of receivables	—	(1)	—	—	(1)
Other income (loss)	6	2	—	(9)	(1)
	6	1	—	(9)	(2)
Earnings (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	54	28	(2)	(8)	72
Interest expense —
External (net of interest capitalized)	—	1	19	—	20
Affiliated companies (net of interest income)	17	(17)	—	—	—
Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	37	44	(21)	(8)	52
Income tax (benefit) expense	(12)	42			30
Equity in net income (loss) from affiliated companies	(10)	—	33	(23)	—
Net Income	39	2	12	(31)	22
Less: Net income attributable to noncontrolling interests	—	10	—	—	10
Net income (loss) attributable to Tenneco Inc.	$39	$(8)	$12	$(31)	$12
Comprehensive income (loss) attributable to Tenneco Inc.	$50	$7	$12	$(31)	$38

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended September 30, 2012
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$792	$986	$—	$—	$1,778
Affiliated companies	43	123	—	(166)	—
	835	1,109	—	(166)	1,778
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	771	889	—	(166)	1,494
Engineering, research, and development	14	14	—	—	28
Selling, general, and administrative	26	67	1	—	94
Depreciation and amortization of other intangibles	18	31	—	—	49
	829	1,001	1	(166)	1,665
Other income (expense)
Loss on sale of receivables	—	(1)	—	—	(1)
Other income (expense)	13	(11)	—	(3)	(1)
	13	(12)	—	(3)	(2)
Earnings before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	19	96	(1)	(3)	111
Interest expense —
External (net of interest capitalized)	—	1	20	—	21
Affiliated companies (net of interest income)	57	(21)	(36)	—	—
Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	(38)	116	15	(3)	90
Income tax (benefit) expense	(77)	35	—	—	(42)
Equity in net income (loss) from affiliated companies	73	—	110	(183)	—
Net income (loss)	112	81	125	(186)	132
Less: Net income attributable to noncontrolling interests	—	7	—	—	7
Net income (loss) attributable to Tenneco Inc.	$112	$74	$125	$(186)	$125
Comprehensive income (loss) attributable to Tenneco Inc.	$117	$86	$125	$(186)	$142

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the Nine Months Ended September 30, 2013
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$2,620	$3,313	$—	$—	$5,933
Affiliated companies	260	430	—	(690)	—
	2,880	3,743	—	(690)	5,933
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	2,345	3,376	—	(690)	5,031
Goodwill impairment charge	—	—	—	—	—
Engineering, research, and development	45	58	—	—	103
Selling, general, and administrative	140	192	5	—	337
Depreciation and amortization of other intangibles	58	93	—	—	151
	2,588	3,719	5	(690)	5,622
Other income (expense)
Loss on sale of receivables	—	(3)	—	—	(3)
Other income (expense)	39	7	—	(48)	(2)
	39	4	—	(48)	(5)
Earnings before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	331	28	(5)	(48)	306
Interest expense —
External (net of interest capitalized)	(1)	3	58		60
Affiliated companies (net of interest income)	53	(54)	1	—	—
Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	279	79	(64)	(48)	246
Income tax expense	34	55	—	—	89
Equity in net income (loss) from affiliated companies	(13)	—	193	(180)	—
Net income (loss)	232	24	129	(228)	157
Less: Net income attributable to noncontrolling interests	—	28	—	—	28
Net income (loss) attributable to Tenneco Inc.	$232	$(4)	$129	$(228)	$129
Comprehensive income (loss) attributable to Tenneco Inc.	$243	$(29)	$129	$(228)	$115

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the Nine Months Ended September 30, 2012
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$2,579	$3,031	$—	$—	$5,610
Affiliated companies	139	420	—	(559)	—
	2,718	3,451	—	(559)	5,610
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	2,389	2,866	—	(559)	4,696
Goodwill impairment charge	—	—	—	—	—
Engineering, research, and development	42	52	—	—	94
Selling, general, and administrative	103	214	4	—	321
Depreciation and amortization of other intangibles	54	94	—	—	148
	2,588	3,226	4	(559)	5,259
Other income (expense)
Loss on sale of receivables	—	(3)	—	—	(3)
Other income (expense)	59	(21)	—	(42)	(4)
	59	(24)	—	(42)	(7)
Earnings before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	189	201	(4)	(42)	344
Interest expense —
External (net of interest capitalized)	—	3	81	—	84
Affiliated companies (net of interest income)	169	(63)	(106)	—	—
Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	20	261	21	(42)	260
Income (benefit) tax expense	(70)	67	—	—	(3)
Equity in net income (loss) from affiliated companies	170	—	221	(391)	—
Net income (loss)	260	194	242	(433)	263
Less: Net income attributable to noncontrolling interests	—	21	—	—	21
Net income (loss) attributable to Tenneco Inc.	$260	$173	$242	$(433)	$242
Comprehensive income (loss) attributable to Tenneco Inc.	$262	$179	$242	$(433)	$250

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

BALANCE SHEET

	September 30, 2013
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$3	$273	$—	$—	$276
Restricted cash	—	5	—	—	5
Receivables, net	451	1,223	16	(435)	1,255
Inventories	288	411	—	—	699
Deferred income taxes	91	—	6	(21)	76
Prepayments and other	39	229	—	—	268
Total current assets	872	2,141	22	(456)	2,579
Other assets:
Investment in affiliated companies	629	—	889	(1,518)	—
Notes and advances receivable from affiliates	971	6,535	4,760	(12,266)	—
Long-term receivables, net	6	2	—	—	8
Goodwill	22	48	—	—	70
Intangibles, net	14	17	—	—	31
Deferred income taxes	112	10	36	—	158
Other	47	48	25	—	120
	1,801	6,660	5,710	(13,784)	387
Plant, property, and equipment, at cost	1,145	2,278	—	—	3,423
Less — Accumulated depreciation and amortization	(792)	(1,498)	—	—	(2,290)
	353	780	—	—	1,133
Total assets	$3,026	$9,581	$5,732	$(14,240)	$4,099
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)
Short-term debt — non-affiliated	$—	$131	$—	$—	$131
Short-term debt — affiliated	50	206	10	(266)	—
Trade payables	468	948	—	(128)	1,288
Accrued taxes	14	31	—	—	45
Other	136	300	14	(62)	388
Total current liabilities	668	1,616	24	(456)	1,852
Long-term debt — non-affiliated	—	8	1,218	—	1,226
Long-term debt — affiliated	1,620	6,580	4,066	(12,266)	—
Deferred income taxes	—	25	—	—	25
Postretirement benefits and other liabilities	458	95	—	4	557
Commitments and contingencies
Total liabilities	2,746	8,324	5,308	(12,718)	3,660
Redeemable noncontrolling interests	—	15	—	—	15
Tenneco Inc. shareholders’ equity	280	1,198	424	(1,522)	380
Noncontrolling interests	—	44	—	—	44
Total equity	280	1,242	424	(1,522)	424
Total liabilities, redeemable noncontrolling interests and equity	$3,026	$9,581	$5,732	$(14,240)	$4,099

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Three Months Ended September 30, 2013
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided by operating activities	$21	$16	$13	$—	$50
Investing Activities
Proceeds from sale of assets	—	4	—	—	4
Cash payments for plant, property, and equipment	(21)	(33)	—	—	(54)
Cash payments for software related intangible assets	(6)	(1)	—	—	(7)
Net cash used by investing activities	(27)	(30)	—	—	(57)
Financing Activities
Issuance of common and treasury shares	—	—	4	—	4
Tax benefit from stock-based compensation	17	—	—	—	17
Retirement of long-term debt	—	(1)	(4)	—	(5)
Purchase of common stock under the share repurchase program	—	—	(18)	—	(18)
Increase (decrease) in bank overdrafts	(40)	2		—	(38)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivables	—	12	72	—	84
Intercompany dividends and net increase (decrease) in intercompany obligations	31	36	(67)	—	—
Distributions to noncontrolling interest partners	—	(6)	—	—	(6)
Net cash provided (used) by financing activities	8	43	(13)	—	38
Effect of foreign exchange rate changes on cash and cash equivalents	—	10	—	—	10
Increase (decrease) in cash and cash equivalents	2	39	—	—	41
Cash and cash equivalents, July 1	1	234	—	—	235
Cash and cash equivalents, September 30 (Note)	$3	$273	$—	$—	$276

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Three Months Ended September 30, 2012
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$107	$69	$(51)	$—	$125
Investing Activities
Proceeds from sale of assets	—	1	—	—	1
Cash payments for plant, property, and equipment	(32)	(38)	—	—	(70)
Cash payments for software related intangible assets	(3)	—	—	—	(3)
Cash payments for net assets purchased	(7)				(7)
Net cash used by investing activities	(42)	(37)	—	—	(79)
Financing Activities
Retirement of long-term debt	—	—	(3)	—	(3)
Increase (decrease) in bank overdrafts	—	2	—	—	2
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	—	(1)	(18)	—	(19)
Intercompany dividends and net increase (decrease) in intercompany obligations	(61)	(11)	72	—	—
Capital contribution from noncontrolling interest partner	—	4	—	—	4
Distributions to noncontrolling interest partners	—	(9)	—	—	(9)
Net cash provided (used) by financing activities	(61)	(15)	51	—	(25)
Effect of foreign exchange rate changes on cash and cash equivalents	—	5	—	—	5
Increase (decrease) in cash and cash equivalents	4	22	—	—	26
Cash and cash equivalents, July 1	—	181	—	—	181
Cash and cash equivalents, September 30 (Note)	$4	$203	$—	$—	$207

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2013
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$6	$104	$(19)	$—	$91
Investing Activities
Proceeds from sale of assets	1	5	—	—	6
Cash payments for plant, property, and equipment	(76)	(102)	—	—	(178)
Cash payments for software related intangible assets	(15)	(4)	—	—	(19)
Changes in restricted cash	—	(5)	—	—	(5)
Net cash used by investing activities	(90)	(106)	—	—	(196)
Financing Activities
Issuance of common and treasury shares	—	—	17	—	17
Tax benefit from stock-based compensation	17	—	—	—	17
Retirement of long-term debt	—	(2)	(11)		(13)
Purchase of common stock under the share repurchase program	—	—	(20)	—	(20)
Increase (decrease) in bank overdrafts	—	(3)	—	—	(3)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivables	—	22	169	—	191
Intercompany dividends and net increase (decrease) in intercompany obligations	66	70	(136)	—	—
Distributions to noncontrolling interest partners	—	(29)		—	(29)
Net cash provided by financing activities	$83	$58	$19	$—	$160
Effect of foreign exchange rate changes on cash and cash equivalents	—	(2)	—	—	(2)
Increase (decrease) in cash and cash equivalents	(1)	54	—	—	53
Cash and cash equivalents, January 1	4	219	—	—	223
Cash and cash equivalents, September 30 (Note)	$3	$273	$—	$—	$276

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

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
For the third quarter of 2013, light vehicle production was up six percent in North America, nine percent in China, two percent in Europe, and four percent in both South America and India. Light vehicle production was down one percent in Australia in the third quarter of 2013 when compared to the third quarter of 2012.
Total revenues for the third quarter of 2013 were $1,963 million, up from $1,778 million in the third quarter of 2012. Excluding the impact of currency and substrate sales, revenue was up $149 million, or 11 percent, from $1,392 million to $1,541 million, driven primarily by strong OE light vehicle production volumes in North America, South America and China, stronger global commercial vehicle volumes, new light vehicle platform launches and higher aftermarket sales in Europe.
Cost of sales (exclusive of depreciation and amortization): Cost of sales for the third quarter of 2013 was $1,691 million, or 86.1 percent of sales, compared to $1,494 million, or 84.0 percent of sales in the third quarter of 2012. The following table lists the primary drivers behind the change in cost of sales ($ millions).

Quarter ended September 30, 2012	$1,494
Volume and mix	154
Material	(13)
Currency exchange rates	(2)
Restructuring	51
Other Costs	7
Quarter ended September 30, 2013	$1,691

The increase in cost of sales was due primarily to the year-over-year increase in volume, higher restructuring costs, higher other costs, mainly manufacturing costs, partially offset by lower net material costs and the impact of currency exchange rates.
Gross margin: Revenue less cost of sales for the third quarter of 2013 was $272 million, or 13.9 percent, versus $284 million, or 16.0 percent, in the third quarter of 2012. The effect on gross margin resulting from higher restructuring cost, higher manufacturing costs and currency was partially offset by higher volumes and better material cost management.
Engineering, research and development: Engineering, research and development expense was $35 million and $28 million in the third quarters of 2013 and 2012, respectively. Increased spending to support customer programs and growth in emerging markets drove the increase in expense year-over-year.
Selling, general and administrative: Selling, general and administrative expense was up $18 million in the third quarter of 2013, at $112 million, compared to $94 million in the third quarter of 2012. The year-over-year increase is due to higher compensation related accruals, growth in emerging markets and a benefit of $5 million in the third quarter of 2012 from property recoveries related to transactions originated by The Pullman Company before being acquired by Tenneco in 1996.
Depreciation and amortization: Depreciation and amortization expense was $51 million in the third quarter of 2013, compared to $49 million in the third quarter of 2012.
Earnings before interest expense, taxes and noncontrolling interests (“EBIT”) were $72 million for the third quarter of 2013, a decrease of $39 million when compared to $111 million in the third quarter of the prior year. Higher restructuring and related expenses in Europe, $6 million negative currency and a benefit of $5 million in the third quarter of 2012 from property recoveries related to transactions originated by The Pullman Company before being acquired by Tenneco in 1996 were partially offset by new light vehicle platforms and stronger volumes, higher year-over-year commercial vehicle revenue and higher aftermarket sales.
Total revenues for the first nine months of 2013 were up six percent to $5,933 million from $5,610 million for the first nine months of 2012. Excluding the impact of currency and substrate sales, revenue was up $264 million, from $4,339 million to $4,603 million, driven primarily by strong OE light vehicle production volumes in North America, South America and China and new light vehicle platform launches in Europe.

Cost of sales: Cost of sales for the first nine months of 2013 was $5,031 million, or 84.8 percent of sales, compared to $4,696 million, or 83.7 percent of sales in the first nine months of 2012. The following table lists the primary drivers behind the change in cost of sales ($ millions).

Nine months ended September 30, 2012	$4,696
Volume and mix	334
Material	(48)
Currency exchange rates	(27)
Restructuring	54
Other Costs	22
Nine months ended September 30, 2013	$5,031
The increase in cost of sales was due primarily to the year-over-year increase in volumes, higher restructuring and other costs, mainly manufacturing, partially offset by lower net material costs and the impact of foreign currency exchange rates.
Gross margin: Revenue less cost of sales for the first nine months of 2013 was $902 million, or 15.2 percent, versus $914 million, or 16.3 percent in the first nine months of 2012. The effect on gross margin resulting from higher restructuring expenses, higher manufacturing costs and negative currency was partially offset by higher volumes and better material cost management.
Engineering, research and development: Engineering, research and development expense was $103 million and $94 million in the first nine months of 2013 and 2012, respectively. Increased spending to support customer programs, growth in emerging markets and decreased engineering costs recoveries drove the year-over-year increase.
Selling, general and administrative: Selling, general and administrative expense was $337 million and $321 million in the first nine months of 2013 and 2012, respectively. The year-over-year increase is due to higher compensation related accruals, growth in emerging markets and a benefit of $5 million in the third quarter of 2012 from property recoveries related to transactions originated by The Pullman Company before being acquired by Tenneco in 1996.
Depreciation and amortization: Depreciation and amortization expense in the first nine months of 2013 was $151 million, compared to $148 million in the first nine months of 2012.
EBIT was $306 million for the first nine months of 2013, a decrease of $38 million, when compared to $344 million in the first nine months of 2012. Higher restructuring and related expenses, $14 million of negative currency and a benefit of $5 million in the third quarter of 2012 from property recoveries related to transactions originated by The Pullman Company before being acquired by Tenneco in 1996 were partially offset by higher light vehicle production volumes in North America and China for both product lines, new light vehicle platforms, higher commercial vehicle volumes in Europe, South America and China and higher European Ride Performance aftermarket sales.

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
Net Sales and Operating Revenues for the Three Months Ended September 30, 2013 and 2012

	Three Months Ended September 30, 2013
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$648	$246	$402	$—	$402
Europe, South America & India	470	152	318	(1)	319
Asia Pacific	210	33	177	3	174
Total Clean Air Division	1,328	431	897	2	895
Ride Performance Division
North America	321	—	321	(2)	323
Europe, South America & India	258	—	258	(7)	265
Asia Pacific	56	—	56	(2)	58
Total Ride Performance Division	635	—	635	(11)	646
Total Tenneco Inc.	$1,963	$431	$1,532	$(9)	$1,541

	Three Months Ended September 30, 2012
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$592	$227	$365	$—	$365
Europe, South America & India	414	139	275	—	275
Asia Pacific	179	20	159	—	159
Total Clean Air Division	1,185	386	799	—	799
Ride Performance Division
North America	299	—	299	—	299
Europe, South America & India	245	—	245	—	245
Asia Pacific	49	—	49	—	49
Total Ride Performance Division	593	—	593	—	593
Total Tenneco Inc.	$1,778	$386	$1,392	$—	$1,392

	Three Months Ended September 30, 2013 Versus Three Months Ended September 30, 2012 Dollar and Percent Increase (Decrease)
	Revenues	Percent	Value-add Revenues excluding Currency	Percent
	(Millions Except Percent Amounts)
Clean Air Division
North America	$56	9%	$37	10%
Europe, South America & India	56	14%	44	16%
Asia Pacific	31	17%	15	9%
Total Clean Air Division	143	12%	96	12%
Ride Performance Division
North America	22	7%	24	8%
Europe, South America & India	13	5%	20	8%
Asia Pacific	7	14%	9	18%
Total Ride Performance Division	42	7%	53	9%
Total Tenneco Inc.	$185	10%	$149	11%

Light Vehicle Industry Production by Region for Three Months Ended September 30, 2013 and 2012 (According to IHS Automotive, October 2013)

	Three Months Ended September 30,
	2013	2012	Increase (Decrease)	% Increase (Decrease)
	(Number of Vehicles in Thousands)
North America	3,896	3,667	229	6%
Europe	4,453	4,352	101	2%
South America	1,219	1,168	51	4%
India	897	859	38	4%
Total Europe, South America & India	6,569	6,379	190	3%
China	4,760	4,385	375	9%
Australia	61	62	(1)	(1)%
Clean Air revenue was up $143 million in the third quarter of 2013 compared to the third quarter of 2012, driven by higher sales in all the regions. The increase in North American revenues was driven by higher volumes, which accounted for $58 million of the year-over-year change in revenues. The increase in European, South American and Indian revenues was mostly driven by higher volumes of $54 million, mainly due to higher year-over-year OE light and commercial vehicle revenues. Currency had a $3 million favorable impact on European, South American and Indian revenues. The increase in Asia Pacific revenues was primarily driven by higher volumes of $32 million, mostly due to higher light and commercial vehicle volumes in China. Currency had a $3 million favorable impact on Asia Pacific revenues.
Ride Performance revenue was up $42 million in the third quarter of 2013 compared to the third quarter of 2012, primarily driven by higher volumes in all the regions. The increase in North American revenues was primarily driven by higher volumes of $22 million. Currency had a $2 million unfavorable impact on North American revenues. The increase in European, South American and Indian revenues was primarily driven by higher volumes of $15 million. Currency had a $7 million unfavorable impact on European, South American and Indian revenues. The increase in Asia Pacific revenues was driven by higher volumes of $10 million, mostly due to higher light vehicle production volumes in China. Currency had a $2 million unfavorable impact on Asia Pacific revenues.

Net Sales and Operating Revenues for the Nine Months Ended September 30, 2013 and 2012

	Nine Months Ended September 30, 2013
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$1,981	$778	$1,203	$—	$1,203
Europe, South America & India	1,453	505	948	(18)	966
Asia Pacific	596	90	506	7	499
Total Clean Air Division	4,030	1,373	2,657	(11)	2,668
Ride Performance Division
North America	952	—	952	(3)	955
Europe, South America & India	791	—	791	(26)	817
Asia Pacific	160	—	160	(3)	163
Total Ride Performance Division	1,903	—	1,903	(32)	1,935
Total Tenneco Inc.	$5,933	$1,373	$4,560	$(43)	$4,603

	Nine Months Ended September 30, 2012
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$1,932	$773	$1,159	$—	$1,159
Europe, South America & India	1,308	429	879	—	879
Asia Pacific	504	69	435	—	435
Total Clean Air Division	3,744	1,271	2,473	—	2,473
Ride Performance Division
North America	941	—	941	—	941
Europe, South America & India	793	—	793	—	793
Asia Pacific	132	—	132	—	132
Total Ride Performance Division	1,866	—	1,866	—	1,866
Total Tenneco Inc.	$5,610	$1,271	$4,339	$—	$4,339

	Nine Months Ended September 30, 2013 Versus Nine Months Ended September 30, 2012 Dollar and Percent Increase (Decrease)
	Revenues	Percent	Value-add Revenues excluding Currency	Percent
	(Millions Except Percent Amounts)
Clean Air Division
North America	$49	3%	$44	4%
Europe, South America & India	145	11%	87	10%
Asia Pacific	92	18%	64	15%
Total Clean Air Division	286	8%	195	8%
Ride Performance Division
North America	11	1%	14	1%
Europe, South America & India	(2)	—%	24	3%
Asia Pacific	28	21%	31	23%
Total Ride Performance Division	37	2%	69	4%
Total Tenneco Inc.	$323	6%	$264	6%

Light Vehicle Industry Production by Region for Nine Months Ended September 30, 2013 and 2012 (According to IHS Automotive, October 2013)

	Nine Months Ended September 30,
	2013	2012	Increase (Decrease)	% Increase (Decrease)
	(Number of Vehicles in Thousands)
North America	12,165	11,618	547	5%
Europe	14,408	14,623	(215)	(1)%
South America	3,491	3,151	340	11%
India	2,777	2,876	(99)	(3)%
Total Europe, South America & India	20,676	20,650	26	—%
China	14,886	13,379	1,507	11%
Australia	158	174	(16)	(9)%
Clean Air revenue was up $286 million in the first nine months of 2013 compared to the first nine months of 2012, primarily driven by higher sales in all the regions. The increase in North American revenues was driven by higher volumes, which accounted for $51 million of the year-over-year change in revenues. The increase in European, South American and Indian revenues was mostly driven by higher volumes of $168 million, mainly due to higher year-over-year OE light and commercial vehicle revenues. Currency had a $17 million unfavorable impact on European, South American and Indian revenues. The increase in Asia Pacific revenues was primarily driven by higher volumes of $96 million, mostly due to higher light and commercial vehicle production volumes and new platforms in China. Currency had a $8 million favorable impact on Asia Pacific revenues.
Ride Performance revenue was up $37 million in the first nine months of 2013 compared to the first nine months of 2012, primarily driven by higher volumes in North America and Asia Pacific, partially offset by lower volumes in the Europe, South America and Indian region. The increase in North American revenues was driven by higher volumes, which accounted for $10 million of the year-over-year change in revenues. Currency had a $3 million unfavorable impact on year-over-year North American revenues. The decrease in European, South American and Indian revenues was primarily driven by an unfavorable currency impact of $26 million, partially offset by higher volumes of $13 million. The increase in Asia Pacific revenues was driven by higher volumes of $32 million, mostly due to new platforms in the region and higher light vehicle production volumes in China. Currency had a $3 million unfavorable impact on year-over-year Asia Pacific revenues.

Earnings before Interest Expense, Income Taxes and Noncontrolling Interests (“EBIT”) for the Three Months Ended September 30, 2013 and 2012

	Three Months Ended September 30,		Change
	2013	2012
	(Millions)
Clean Air Division
North America	$57	$48	$9
Europe, South America & India	16	7	9
Asia Pacific	22	20	2
Total Clean Air Division	95	75	20
Ride Performance Division
North America	33	35	(2)
Europe, South America & India	(40)	10	(50)
Asia Pacific	5	3	2
Total Ride Performance Division	(2)	48	(50)
Other	(21)	(12)	(9)
Total Tenneco Inc.	$72	$111	$(39)
The EBIT results shown in the preceding table include the following items, certain of which are discussed below under “Restructuring and Other Charges,” which have an effect on the comparability of EBIT results between periods:

	Three Months Ended September 30,
	2013	2012
	(Millions)
Clean Air Division
Europe, South America & India
Restructuring and related expenses	$1	$4
Total Clean Air Division	$1	$4
Ride Performance Division
North America
Restructuring and related expenses	1	—
Pullman property recoveries (1)	—	(5)
Europe, South America & India
Restructuring and related expenses	55	3
Asia Pacific
Restructuring and related expenses	1	$—
Total Ride Performance Division	$57	$(2)
(1) Benefit from property recoveries related to transactions originated by The Pullman Company before being acquired by Tenneco in 1996.
EBIT for the Clean Air division was $95 million in the third quarter of 2013 compared to $75 million in the third quarter a year ago. EBIT for North America increased $9 million to $57 million in the third quarter of 2013 versus the third quarter of 2012. EBIT benefited from higher OE light and commercial vehicle production volumes and ramp up on new platforms, partially offset by negative currency. Europe, South America and India's EBIT increased $9 million in the third quarter of 2013 to $16 million from $7 million in the third quarter of 2012. The increase was driven by higher OE light and commercial vehicle production volumes and lower restructuring and related expenses, partially offset by negative currency. EBIT for Asia Pacific increased $2 million to $22 million in the third quarter of 2013 from $20 million in the third quarter of 2012. EBIT benefited from higher production volumes, new platforms in China and positive currency. For the Clean Air division, restructuring and related expenses of $1 million were included in EBIT for the third quarter of 2013 and $4 million for the same period in 2012. Currency had a $1 million unfavorable impact on EBIT of the Clean Air division for 2013 when compared to last year.
EBIT for the Ride Performance division was $(2) million in the third quarter of 2013 compared to $48 million in the third quarter a year ago. EBIT for North America decreased $2 million in the third quarter of 2013 to $33 million from $35 million in the third quarter of 2012. The benefit of higher volumes on new platforms was more than offset by higher restructuring and related expenses, unfavorable currency and a benefit of $5 million in the third quarter of 2012 from property recoveries related to transactions originated by The Pullman Company before being acquired by Tenneco in 1996. Europe, South America and

India's EBIT was $(40) million in the third quarter of 2013, compared to $10 million in the third quarter a year ago. The decrease was driven by higher restructuring costs and negative currency impact partially offset by higher aftermarket sales and volumes on new platforms in Europe and South America. EBIT for Asia Pacific increased $2 million to $5 million in the third quarter of 2013 from $3 million in the third quarter of 2012. EBIT benefited from higher production volumes in China, partially offset by higher restructuring and related expenses. For the Ride Performance division, restructuring and related expenses of $57 million were included in EBIT for the third quarter of 2013 and $3 million for the same period in 2012. Currency had a $5 million unfavorable impact on EBIT of the Ride Performance division for 2013 when compared to last year.
Currency had a $6 million unfavorable impact on overall company EBIT for the third quarter of 2013 as compared to the prior year's third quarter.
EBIT as a Percentage of Revenue for the Three Months Ended September 30, 2013 and 2012

	Three Months Ended September 30,
	2013	2012
Clean Air Division
North America	9%	8%
Europe, South America & India	3%	2%
Asia Pacific	10%	11%
Total Clean Air Division	7%	6%
Ride Performance Division
North America	10%	12%
Europe, South America & India	(16)%	4%
Asia Pacific	9%	6%
Total Ride Performance Division	—%	8%
Total Tenneco Inc.	4%	6%

In the Clean Air division, EBIT as a percentage of revenues for the third quarter of 2013 was up one percentage point compared to last year's third quarter. In North America, EBIT as a percentage of revenues for the third quarter of 2013 was up one percentage point from last year's third quarter due to higher OE light and commercial vehicle production volumes and ramp up on new platforms, offset partially by negative currency. Europe, South America and India's EBIT as a percentage of revenues for the third quarter of 2013 increased one percentage point from the prior year's third quarter, driven by higher OE light and commercial vehicle volumes and lower restructuring expenses, offset partially by negative currency. EBIT as a percentage of revenues for Asia Pacific in the third quarter of 2013 was down one percent point compared to the third quarter of 2012 due to a higher mix of lower margin substrate sales.

In the Ride Performance division, EBIT as a percentage of revenues was down eight percentage points compared to the prior year's third quarter. In the third quarter of 2013, EBIT as a percentage of revenues for North America was down two percentage points compared to the third quarter of 2012. The benefit of higher volumes was more than offset by higher restructuring costs, unfavorable currency impact and a benefit of $5 million in the third quarter of 2012 from property recoveries related to transactions originated by The Pullman Company before being acquired by Tenneco in 1996. EBIT as a percentage of revenues in Europe, South America and India was down 20 percentage points in the third quarter of 2013 when compared to the prior year's third quarter due to higher restructuring costs and negative currency partially offset by higher aftermarket sales and volumes on new platforms in Europe and South America. In Asia Pacific, EBIT as a percentage of revenues for the third quarter of 2013 was up three percentage points from last year's third quarter due to higher production volumes in China, partially offset by higher restructuring costs.

EBIT for the Nine Months Ended September 30, 2013 and 2012

	Nine Months Ended September 30,		Change
	2013	2012
	(Millions)
Clean Air Division
North America	$174	$153	$21
Europe, South America & India	45	43	2
Asia Pacific	58	50	8
Total Clean Air Division	277	246	31
Ride Performance Division
North America	94	107	(13)
Europe, South America & India	(16)	36	(52)
Asia Pacific	15	3	12
Total Ride Performance Division	93	146	(53)
Other	(64)	(48)	(16)
Total Tenneco Inc.	$306	$344	$(38)
The EBIT results shown in the preceding table include the following items, certain of which are discussed below under “Restructuring and Other Charges,” which have an effect on the comparability of EBIT results between periods:

	Nine Months Ended September 30,
	2013	2012
	(Millions)
Clean Air Division
Europe, South America & India
Restructuring and related expenses	$5	$5
Asia Pacific
Restructuring and related expenses	2	—
Total Clean Air Division	$7	$5
Ride Performance Division
North America
Restructuring and related expenses	1	—
Pullman property recoveries (1)	—	(5)
Europe, South America & India
Restructuring and related expenses	57	5
Asia Pacific
Restructuring and related expenses	2	—
Total Ride Performance Division	$60	$—
Other
Restructuring and related expenses	$2	$—
(1) Benefit from property recoveries related to transactions originated by The Pullman Company before being acquired by Tenneco in 1996.
EBIT for the Clean Air division was $277 million in the first nine months of 2013 compared to $246 million in the first nine months of 2012. EBIT for North America increased $21 million to $174 million in the first nine months of 2013 versus the first nine months of 2012. The benefits to EBIT from higher OE light vehicle production volumes, solid aftermarket performance and operational cost management were partially offset by negative currency. Europe, South America and India's EBIT increased $2 million in the first nine months of 2013 to $45 million from $43 million in the first nine months of 2012. The increase was driven by higher OE revenues and operational cost management offset by negative currency. EBIT for Asia Pacific increased $8 million to $58 million in the first nine months of 2013 from $50 million in the first nine months of 2012. The benefits to EBIT from new platforms and higher production volumes in China, operational cost management and positive currency were partially offset by higher engineering expense and increased restructuring and related expenses. For the Clean Air division, EBIT included restructuring and related expenses of $7 million for the first nine months of 2013 and $5 million for the first nine months of 2012. Currency had a $4 million unfavorable impact on EBIT of the Clean Air division for 2013 when compared to last year.
EBIT for the Ride Performance division was $93 million in the first nine months of 2013 compared to $146 million in the first nine months of 2012. EBIT for North America decreased $13 million in the first nine months of 2013 to $94 million from $107 million in the first nine months of 2012. The decrease was driven by lower OE commercial vehicle revenues, lower aftermarket volumes, the related manufacturing absorption costs, costs related to the resolution of an issue from late 2011 related to struts supplied to one particular OE platform, increased restructuring costs and negative currency partially offset by higher OE light vehicle volumes. The first nine months of 2012 also included a benefit of $5 million from property recoveries related to transactions originated by The Pullman Company before being acquired by Tenneco in 1996. Europe, South America and India's EBIT was $(16) million in the first nine months of 2013, compared to $36 million in the first nine months a year ago. The decrease was driven by higher restructuring costs, lower volumes in OE production and negative currency impact. EBIT from Asia Pacific increased $12 million in the first nine months of 2013 to $15 million from the first nine months of 2012. EBIT benefited from new platforms in the region, higher production volumes in China and operational cost management, offset partially by higher restructuring costs. For the Ride Performance division, EBIT included restructuring and related expenses of $60 million for the first nine months of 2013 and $5 million for the first nine months of 2012. Currency had a $10 million unfavorable impact on EBIT of the Ride Performance division for 2013 when compared to last year.
Currency had a $14 million unfavorable impact on overall company EBIT for the first nine months of 2013 as compared to the first nine months of prior year.
EBIT as a Percentage of Revenue for the Nine Months Ended September 30, 2013 and 2012

	Nine Months Ended September 30,
	2013	2012
Clean Air Division
North America	9%	8%
Europe, South America & India	3%	3%
Asia Pacific	10%	10%
Total Clean Air Division	7%	7%
Ride Performance Division
North America	10%	11%
Europe, South America & India	(2)%	5%
Asia Pacific	9%	2%
Total Ride Performance Division	5%	8%
Total Tenneco Inc.	5%	6%

In the Clean Air division, EBIT as a percentage of revenues for the first nine months of 2013 was even compared to the first nine months of last year. In North America, EBIT as a percentage of revenues for the first nine months of 2013 was up one percentage point from the first nine months of last year due to higher OE light vehicle production volumes, solid aftermarket performance and operational cost management partially offset by negative currency. Europe, South America and India's EBIT as a percentage of revenues for the first nine months of 2013 was even compared to the first nine months of prior year, driven by higher OE revenues and operational cost management offset by negative currency. EBIT as a percentage of revenues for Asia Pacific was even in the first nine months of 2013 when compared to the first nine months of 2012 due to new platforms and higher production volumes in China, operational cost management and positive currency offset by higher engineering expense and increased restructuring and related expenses.

In the Ride Performance division, EBIT as a percentage of revenues was down three percentage points compared to the first nine months of prior year. In the first nine months of 2013, EBIT as a percentage of revenues for North America decreased one percentage point when compared to the first nine months of 2012 driven by lower OE commercial vehicle revenues, lower aftermarket volumes, the related manufacturing absorption costs, costs related to the resolution of an issue from late 2011 related to struts supplied to one particular OE platform, increased restructuring costs and negative currency partially offset by higher OE light vehicle volumes. EBIT as a percentage of revenues in Europe, South America and India was down seven percentage points in the first nine months of 2013 when compared to the prior year's first nine months due to higher restructuring costs, lower volumes in OE production and negative currency impact. In Asia Pacific, EBIT as a percentage of revenues for the first nine months of 2013 was up seven percentage points from the first nine months of last year due to new platforms in the region, higher production volumes in China and operational cost management partially offset by higher restructuring costs.
Interest Expense, Net of Interest Capitalized
We reported interest expense in the third quarter of 2013 of $20 million ($19 million in our U.S. operations and $1 million in our foreign operations) net of interest capitalized of $1 million, down from $21 million ($19 million in our U.S. operations and $2 million in our foreign operations) net of interest capitalized of $1 million in the third quarter of 2012. Interest expense decreased by $1 million in the third quarter of 2013 compared to the prior year's third quarter.
We reported interest expense in the first nine months of 2013 of $60 million ($58 million in our U.S. operations and $2 million in our foreign operations) net of interest capitalized of $3 million, down from $84 million ($82 million in our U.S. operations and $2 million in our foreign operations) net of interest capitalized of $3 million in the first nine months of 2012. Included in the first nine months of 2012 was $18 million of expense related to our refinancing activities. Excluding the refinancing expenses, interest expense decreased in the first nine months of 2013 compared to the first nine months of the prior year as a result of lower rates due to last year's debt refinancing transactions.
On September 30, 2013, we had $733 million in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed through December 2020, $225 million is fixed through August 2018, and the remainder is fixed from 2015 through 2025. We also have $494 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” later in this Management’s Discussion and Analysis.
Income Taxes
We reported an income tax expense of $30 million for the third quarter of 2013. The tax expense recorded in the third quarter of 2013 includes a net tax benefit of $9 million for tax adjustments to prior year estimates. Because our operations in Spain and Belgium are in a valuation allowance position, we were unable to recognize a tax benefit for the $55 million of restructuring charges incurred in these two countries during the third quarter of 2013. Income tax benefit was $42 million for the third quarter of 2012. The tax benefit recorded in 2012 included a net tax benefit primarily related to the U.S. 2012 valuation allowance release described below and U.S. taxable income with no associated tax expense, partially offset by the impact of recording a valuation allowance against the tax benefit for tax credits and losses in certain foreign jurisdictions.
We reported an income tax expense of $89 million for the first nine months of 2013. The tax expense recorded in the first nine months of 2013 includes a net tax benefit of $22 million for tax adjustments primarily related to recognizing a U.S. tax benefit for foreign taxes. Income tax benefit was $3 million for the first nine months of 2012. The tax benefit recorded in 2012 included a net tax benefit primarily related to the U.S. 2012 valuation allowance release described below and U.S. taxable income with no associated tax expense and prior year tax adjustments, partially offset by the impact of recording a valuation allowance against the tax benefit for tax credits and losses in certain foreign jurisdictions.
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
In 2012, we reversed the tax valuation allowance against our net deferred tax assets in the U.S. based on operating improvements we had made, the outlook for light and commercial vehicle production in the U.S. and the positive impact this should have on our U.S. operations. The net income impact of the tax valuation allowance release in the U.S was a tax benefit of approximately $81 million. Our federal NOL at December 31, 2012 totaled $190 million and expires beginning in tax years ending in 2025 through 2030. The state NOLs expire in various tax years through 2032.
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
Restructuring and Other Charges
Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. In 2012, we incurred $13 million in restructuring and related costs, primarily related to headcount reductions in South America and non-cash asset write downs of $4 million in Europe, of which $10 million was recorded in cost of sales and $3 million was recorded in SG&A. In the third quarter of 2013, we incurred $58 million in restructuring and related costs, primarily related to European cost reduction efforts including non-cash asset write downs of $2 million and headcount reductions in various regions, of which $56 million was recorded in cost of sales, $1 million was recorded in SG&A and $1 million was recorded in other expense. In the third quarter of 2012, we incurred $7 million in restructuring and related costs, primarily related to non-cash asset write downs of $4 million in Europe and headcount reductions in South America of which $4 million was recorded in cost of sales and $3 million was recorded in SG&A.
For the first nine months of 2013, we have incurred $69 million in restructuring and related costs, primarily related to European cost reduction efforts including non-cash asset write downs of $2 million, our exit from the distribution of aftermarket exhaust products and ending production of leaf springs in Australia, headcount reductions in various regions, and the net impact of freezing our defined benefit plans in the United Kingdom, of which $63 million was recorded in cost of sales, $5 million was recorded in SG&A and $1 million was recorded in other expense. For the first nine months of 2012 we incurred $10 million in restructuring and related costs, primarily related to non-cash asset write downs of $4 million in Europe and headcount reductions in South America of which $7 million was recorded in cost of sales and $3 million was recorded in SG&A.
Amounts related to activities that are part of our restructuring reserves are as follows:

	December 31, 2012 Restructuring Reserve	2013 Expenses	2013 Cash Payments	September 30, 2013 Restructuring Reserve
	(Millions)
Employee Severance and Termination Benefits	$—	67	(14)	$53
Under the terms of our amended and restated senior credit agreement that took effect on March 22, 2012, we are allowed to exclude $80 million of cash charges and expenses, before taxes, related to cost reduction initiatives incurred after March 22, 2012 from the calculation of the financial covenant ratios required under our senior credit facility. As of September 30, 2013, we have excluded $75 million in cumulative allowable charges relating to restructuring initiatives against the $80 million available under the terms of the senior credit facility.
On January 31, 2013, we announced our intent to reduce structural costs in Europe by approximately $60 million annually, and anticipate related costs of approximately $120 million, which includes the closing of the Vittaryd facility in Sweden that we announced in September 2012 and a $7 million charge recorded in the fourth quarter of 2012 related to the impairment of certain assets in the European ride performance business. The $120 million of anticipated costs includes approximately $20 million of non-cash asset write downs, the cost of relocating tooling, equipment and production to other facilities, severance and retention payments to employees and other costs related to these actions. Any plans affecting our European hourly and salaried workforce would be subject to consultation with the relevant employee representatives. $56 million of the total of $58 million we incurred in restructuring and related costs in the third quarter of 2013 was related to this initiative, including $2 million for non-cash asset write downs. $61 million of the total of $69 million we incurred in restructuring and related costs in the first nine months of 2013 was related to this initiative, including $2 million for non-cash asset write downs. We expect that most of the remaining expense will be recorded later in 2013 and 2014, and that the company will reach a full savings run rate in 2016. On September 5, 2013, we announced our intent to close our ride performance plant in Gijon, Spain and reduce the workforce at our ride performance plant in Sint-Truiden, Belgium. The actions are subject to consultation with the relevant employee representatives and in total would eliminate approximately 480 jobs in Western Europe while allowing the most efficient use of our capital assets and production capacity across the region. We currently employ 230 people at the Gijon plant. We intend to begin transferring current customer business to other ride performance operations and intend to complete the closure in the first quarter of 2014. The actions in Sint-Truiden would transfer higher labor assemblies to other ride performance operations while focusing the Sint-Truiden plant on more highly automated, advanced component production and final assembly. We expect to record charges of $63 million related to these actions, of which $55 million was recorded in the third quarter of 2013. These charges include non-cash asset impairments, the cost of relocating tooling, equipment and production to other facilities, severance and retention payments to employees and other costs related to these actions. In 2012, we recorded non-cash charges of $4 million related to the closing of the Vittaryd facility. In August 2013, we completed the closure of the Vittaryd facility.
Earnings Per Share
We reported net income attributable to Tenneco Inc. of $12 million or $0.19 per diluted common share for the third quarter of 2013. Included in the results for the third quarter of 2013 were negative impacts from expenses related to our restructuring activities, which were partially offset by net tax benefits. The net impact of these items decreased earnings per diluted share by $0.80. We reported net income attributable to Tenneco Inc. of $125 million or $2.05 per diluted common share for the third quarter of 2012. Included in the results for the third quarter of 2012 were negative impacts from expenses related to our restructuring activities which were more than offset by the benefit from The Pullman Company property recoveries and net tax benefits. The net impact of these items increased earnings per diluted share by $1.20.
We reported net income attributable to Tenneco Inc. of $129 million or $2.09 per diluted common share for the first nine months of 2013. Included in the results for the first nine months of 2013 were negative impacts from expenses related to our restructuring activities, which were partially offset by net tax benefits. The net impact of these items decreased earnings per diluted share by $0.73. We reported net income attributable to Tenneco Inc. of $242 million or $3.95 per diluted common share for the first nine months of 2012. Included in the first nine months results for 2012 were negative impacts from expenses related to our restructuring activities and costs related to our refinancing activities, which were more than offset by the benefit from The Pullman Company property recoveries and net tax benefits. The net impact of these items increased earnings per diluted common share by $1.30.
Dividends on Common Stock
On January 10, 2001, our Board of Directors eliminated the quarterly dividend on our common stock. There are no current plans to reinstate a dividend on our common stock.
Cash Flows for the Three Months Ended September 30, 2013 and 2012

	Three Months Ended September 30,
	2013	2012
	(Millions)
Cash provided (used) by:
Operating activities	$50	$125
Investing activities	(57)	(79)
Financing activities	38	(25)
Operating Activities
For the third quarter of 2013, operating activities provided $50 million in cash compared to $125 million in cash provided during last year’s third quarter. Compared to the prior year, the decrease in cash from operations was primarily driven by increased working capital investments on higher revenues and timing on collecting certain receivables. For the third quarter of 2013, cash used for working capital was $11 million versus $30 million of cash provided for working capital in the third quarter of 2012. Receivables were a use of cash of $27 million in the third quarter of 2013 compared to a source of cash of $55 million in the prior year’s third quarter. Inventory represented a cash outflow of $21 million during the third quarter of 2013, compared to a cash inflow of $2 million for last year’s third quarter. Accounts payable used $38 million of cash for the quarter ended September 30, 2013, compared to cash used of $50 million for the quarter ended September 30, 2012. Cash taxes were $21 million for the third quarter of 2013 compared to $18 million in the prior year’s third quarter.
Investing Activities
Cash used for investing activities was $57 million in the third quarter of 2013 compared to cash used of $79 million in the same period a year ago. Cash payments for plant, property and equipment were $54 million in the third quarter of 2013 versus payments of $70 million in the third quarter of 2012, a decrease of $16 million. The majority of the spending was to support continued growth in the Clean Air business. Cash of $7 million was used to acquire certain rights from Combustion Components Associates, Inc. primarily pertaining to emission control technology for stationary reciprocating engine applications in the third quarter of 2012. Cash payments for software-related intangible assets were $7 million and $3 million, respectively, for the third quarters of 2013 and 2012.

Financing Activities
Cash flow from financing activities was an inflow of $38 million for the quarter ending September 30, 2013 compared to an outflow of $25 million for the quarter ending September 30, 2012. During the third quarter of 2013, we repurchased 374,900 shares of our outstanding common stock for $18 million at an average price of $48.89 per share as part of a previously announced stock buyback plan for 550,000 shares of outstanding common stock.
Cash Flows for the Nine Months Ended September 30, 2013 and 2012

	Nine Months Ended September 30,
	2013	2012
	(Millions)
Cash provided (used) by:
Operating activities	$91	$126
Investing activities	(196)	(210)
Financing activities	160	70
Operating Activities
For the first nine months of 2013, operating activities provided $91 million in cash compared to $126 million in cash provided during the first nine months of last year. For the first nine months of 2013, cash used for working capital was $220 million versus $189 million of cash used for working capital in the first nine months of 2012. Receivables were a use of cash of $280 million in the first nine months of 2013 compared to a cash use of $157 million in the first nine months of prior year. Inventory represented a cash outflow of $39 million during the first nine months of 2013, compared to a cash outflow of $81 million for the first nine months of last year. Accounts payable provided $111 million of cash for the the nine months ended September 30, 2013, compared to cash provided of $36 million for the nine months ended September 30, 2012. Cash taxes were $92 million for the first nine months of 2013 compared to $54 million in the first nine months of prior year.
Investing Activities
Cash used for investing activities was $196 million in the first nine months of 2013 compared to cash used of $210 million in the same period a year ago. Cash payments for plant, property and equipment were $178 million in the first nine months of 2013 versus payments of $195 million in the first nine months of 2012, a decrease of $17 million. The majority of the spending was to support continued growth in the Clean Air business. Cash of $7 million was used to acquire certain rights from Combustion Components Associates, Inc. primarily pertaining to emission control technology for stationary reciprocating engine applications in the first nine months of 2012. Cash payments for software-related intangible assets were $19 million and $10 million, respectively, for the first nine months of 2013 and 2012. Changes in restricted cash were a use of cash of $5 million in the first nine months of 2013.

Financing Activities
Cash flow from financing activities was an inflow of $160 million for the nine months ending September 30, 2013 compared to an inflow of $70 million for the nine months ending September 30, 2012. During the first nine months of 2013, we repurchased 419,900 shares of our outstanding common stock for $20 million at an average price of $48.42 per share as part of a previously announced stock buyback plan for 550,000 shares of outstanding common stock. During the first nine months of 2012, we completed a previously announced stock buyback plan, repurchasing 600,000 shares of our outstanding common stock for $18 million, at an average price of $29.22 per share. Borrowings under our revolving credit facility were $261 million at September 30, 2013 versus $233 million at September 30, 2012. In the first nine months of 2012, refinancing activities included retiring certain of our 8.125 percent senior notes due in 2015 and the $148 million Tranche B Term Facility, adding a new $250 million Tranche A Term Facility and increasing the amount and extending the maturity date of our revolving credit facility.
Outlook
In the fourth quarter, IHS Automotive forecasts a three percent increase in global light vehicle production versus a year ago, which includes a six percent increase in North America and an eight percent increase in China. Industry production is expected to decline five percent (IHS, Sindipeças and our estimates) in South America and 11 percent in India. Estimates for Europe indicate that production will be about even with last year.
The outlook for our commercial vehicle business remains unchanged from last quarter with strong year-over-year revenue growth expected in the fourth quarter and for the full year, despite continuing weakness in commercial vehicle volumes overall.

We expect our fourth quarter commercial and specialty revenue to be about even with the third quarter and full year commercial vehicle revenue to be toward the lower end of our 2013 revenue estimates.
In the fourth quarter, the global aftermarket is expected to be relatively flat with last year with solid contributions from North America and continued stabilization in Europe.
For the remainder of the year, we continue to anticipate a tax rate of between 36 percent and 38 percent and 2013 cash taxes to be approximately $110 million. We now expect, due to the timing of expenditures, that our capital spending will be about $250 million for the full year.
Other Events
On September 18, 2013, we entered into an agreement to acquire the 20 percent equity interest in Tenneco Tongtai (Dalian) Exhaust System Co., Ltd. ("TTEC"), our joint venture in Dalian, China, not already held by us. As a result of this purchase, TTEC will become a wholly owned indirect subsidiary of Tenneco. The purchase price for the 20 percent equity interest will be approximately $69 million. The current joint venture partner will also receive an additional amount of approximately $9 million in lieu of receiving its pro-rata share of dividends owed from the joint venture. The closing of that transaction is occurring in two stages. The first stage closed in October when we acquired a seven percent equity interest for $27 million and the second stage is expected to be completed by January 2014.

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
Revenue Recognition
We recognize revenue for sales to our original equipment and aftermarket customers when title and risk of loss passes to the customers under the terms of our arrangements with those customers, which is usually at the time of shipment from our plants or distribution centers. Generally, in connection with the sale of exhaust systems to certain original equipment manufacturers, we purchase catalytic converters and diesel particulate filters or components thereof including precious metals (“substrates”) on behalf of our customers which are used in the assembled system. These substrates are included in our inventory and “passed through” to the customer at our cost, plus a small margin, since we take title to the inventory and are responsible for both the delivery and quality of the finished product. Revenues recognized for substrate sales were $1,373 million and $1,271 million for the first nine months of 2013 and 2012, respectively. For our aftermarket customers, we provide for promotional incentives and returns at the time of sale. Estimates are based upon the terms of the incentives and historical experience with returns. Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis. Shipping and handling costs billed to customers are included in revenues and the related costs are included in cost of sales in our condensed consolidated statements of income.
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
Pre-production Design and Development and Tooling Assets
We expense pre-production design and development costs as incurred unless we have a contractual guarantee for reimbursement from the original equipment customer. Unbilled pre-production design and development costs recorded in prepayments and other and long-term receivables totaled $35 million and $25 million at September 30, 2013 and December 31, 2012, respectively. In addition, plant, property and equipment included $57 million and $50 million at September 30, 2013 and December 31, 2012, respectively, for original equipment tools and dies that we own, and prepayments and other included $100 million and $66 million at September 30, 2013 and December 31, 2012, respectively, for in-process tools and dies that we are building for our original equipment customers.
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
Our pension plans generally do not require employee contributions. Our policy is to fund our pension plans in accordance with applicable U.S. and foreign government regulations and to make additional payments as funds are available to achieve full funding of the accumulated benefit obligation. As of September 30, 2013, all legal funding requirements have been met.
Changes in Accounting Pronouncements
Note 11 in our notes to condensed consolidated financial statements located in Part I Item 1 of this Form 10-Q is incorporated herein for reference.

Liquidity and Capital Resources
Capitalization

	September 30, 2013	December 31, 2012	% Change
	(Millions)
Short-term debt and maturities classified as current	$131	$113	16%
Long-term debt	1,226	1,067	15
Total debt	1,357	1,180	15
Total redeemable noncontrolling interests	15	15	—
Total noncontrolling interests	44	45	(2)
Tenneco Inc. shareholders’ equity	380	246	54
Total equity	424	291	46
Total capitalization	$1,796	$1,486	21
General. Short-term debt, which includes maturities classified as current, borrowings by foreign subsidiaries, and borrowings securitized by our North American accounts receivable securitization program, was $131 million and $113 million as of September 30, 2013 and December 31, 2012, respectively. Borrowings under our revolving credit facilities, which are classified as long-term debt, were $261 million and $92 million at September 30, 2013 and December 31, 2012, respectively.
The 2013 year-to-date increase in total equity primarily resulted from net income attributable to Tenneco Inc. of $129 million, a $13 million increase in additional liability for pension and postretirement benefits, a $39 million increase in premium on common stock and other capital surplus relating to common stock issued pursuant to benefit plans, partially offset by a $20 million increase in treasury stock as a result of open market purchases of common stock under our share purchase program and a $27 million decrease caused by the impact of changes in foreign exchange rates on the translation of financial statements of our foreign subsidiaries into U.S. dollars.
Overview. Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions. The arrangement is secured by substantially all our domestic assets and pledges of up to 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries.
On March 22, 2012, we completed an amendment and restatement of our senior credit facility by increasing the amount and extending the maturity date of our revolving credit facility and adding a new Tranche A Term Facility. The amended and restated facility replaces our former $556 million revolving credit facility, $148 million Tranche B Term Facility and $130 million Tranche B-1 letter of credit/revolving loan facility. The proceeds from this refinancing transaction were used to repay our $148 million Tranche B Term Facility and, as described below, to fund the purchase and redemption of our $250 million 8.125 percent senior notes due in 2015. As of September 30, 2013, the senior credit facility provides us with a total revolving credit facility size of $850 million and had a $231 million balance outstanding under the Tranche A Term Facility, both of which will mature on March 22, 2017. Funds may be borrowed, repaid and re-borrowed under the revolving credit facility without premium or penalty. The revolving credit facility is reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. Outstanding letters of credit reduce our availability to enter into revolving loans under the facility. We are required to make quarterly principal payments under the

Tranche A Term Facility of $3.1 million beginning June 30, 2012 through March 31, 2014, $6.3 million beginning June 30, 2014 through March 31, 2015, $9.4 million beginning June 30, 2015 through March 31, 2016, $12.5 million beginning June 30, 2016 through December 31, 2016 and a final payment of $125 million is due on March 22, 2017.
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
At September 30, 2013, of the $850 million available under the revolving credit facility, we had unused borrowing capacity of $550 million with $261 million in outstanding borrowings and $39 million in outstanding letters of credit. As of September 30, 2013, our outstanding debt also included $231 million related to our Tranche A Term Facility which is subject to quarterly principal payments as described above through March 22, 2017, $225 million of 7.75 percent senior notes due August 15, 2018, $500 million of 6.875 percent senior notes due December 15, 2020, and $140 million of other debt.
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
Senior Credit Facility — Other Terms and Conditions. Our senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA, as defined in the senior credit facility agreement), and consolidated interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined under the senior credit facility agreement) at the end of each period indicated. Failure to maintain these ratios will result in a default under our senior credit facility. The financial ratios required under the amended and restated senior credit facility and, the actual ratios we achieved for the three quarters of 2013, are as follows:

	Quarter Ended
	March 31, 2013		June 30, 2013		September 30, 2013
	Required	Actual	Required	Actual	Required	Actual
Leverage Ratio (maximum)	3.50	1.98	3.50	1.79	3.50	1.86
Interest Coverage Ratio (minimum)	2.55	8.39	2.55	8.74	2.55	9.09
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
As of September 30, 2013, we were in compliance with all the financial covenants and operational restrictions of the senior credit facility. Our senior credit facility does not contain any terms that could accelerate payment of the facility or affect pricing under the facility as a result of a credit rating agency downgrade.
Senior Notes. As of September 30, 2013, our outstanding senior notes also included $225 million of 7.75 percent senior notes due August 15, 2018 and $500 million of 6.875 percent senior notes due December 15, 2020. Under the indentures governing the notes, we are permitted to redeem some or all of the remaining senior notes at specified prices that decline to par over a specified period at any time on and after August 15, 2014 in the case of the senior notes due 2018, and December 15, 2015 in the case of the senior notes due 2020. In addition, prior to such dates the notes may also be redeemed at a price generally equal to 100 percent of the principal amount thereof plus a premium based on the present values of the remaining payments due to the noteholders. Further, the indentures governing the notes also permit us to redeem up to 35 percent of the senior notes due 2018, with the proceeds of certain equity offerings completed on or before August 15, 2013 and up to 35 percent of the senior notes due 2020, with the proceeds of certain equity offerings completed on or before December 15, 2013. If we sell certain of our assets or experience specified kinds of changes in control, we must offer to repurchase the notes due 2018 and 2020 at 101 percent of the principal amount thereof plus accrued and unpaid interest.
Our senior notes require that, as a condition precedent to incurring certain types of indebtedness not otherwise permitted, our consolidated fixed charge coverage ratio, as calculated on a pro forma basis, be greater than 2.00. The indentures also contain restrictions on our operations, including limitations on: (i) incurring additional indebtedness or liens; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; (v) asset sales and (vi) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. As of September 30, 2013, we were in compliance with the covenants and restrictions of these indentures.
Accounts Receivable Securitization. We securitize some of our accounts receivable on a limited recourse basis in North America and Europe. As servicer under these accounts receivable securitization programs, we are responsible for performing all accounts receivable administration functions for these securitized financial assets including collections and processing of customer invoice adjustments. In North America, we have an accounts receivable securitization program with three commercial banks comprised of a first priority facility and a second priority facility. We securitize original equipment and aftermarket receivables on a daily basis under the bank program. In March 2013, the North American program was amended and extended to March 21, 2014. The first priority facility continues to provide financing of up to $110 million and the second priority facility, which is subordinated to the first priority facility, continues to provide up to an additional $40 million of financing. Both facilities monetize accounts receivable generated in the U.S. and Canada that meet certain eligibility requirements. The second priority facility also monetizes certain accounts receivable generated in the U.S. or Canada that would otherwise be ineligible under the first priority securitization facility. The amount of outstanding third-party investments in our securitized accounts receivable under the North American program was $50 million at both September 30, 2013 and December 31, 2012.

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
We also securitize receivables in our European operations with regional banks in Europe under various separate facilities. The commitments for these arrangements are generally for one year, but some may be cancelled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon 15 days, or less, notification. The amount of outstanding third-party investments in our securitized accounts receivable in Europe was $150 million and $94 million at September 30, 2013 and December 31, 2012, respectively.
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
In our North American accounts receivable securitization programs, we transfer a partial interest in a pool of receivables and the interest that we retain is subordinate to the transferred interest. Accordingly, we account for our North American securitization program as a secured borrowing. In our European programs, we transfer accounts receivables in their entirety to the acquiring entities and satisfy all of the conditions established under ASC Topic 860, “Transfers and Servicing,” to report the transfer of financial assets in their entirety as a sale. The proceeds received in exchange for the transfer of accounts receivable under our European securitization programs approximates the fair value of such receivables. We recognized less than $1 million interest expense in each of the three month periods ended September 30, 2013 and 2012, respectively, and $2 million in the nine month periods ended September 30, 2013 and 2012, respectively, relating to our North American securitization program. In addition, we recognized a loss of $1 million in each of the three month periods ended September 30, 2013 and 2012, respectively, and $3 million in each of the nine month periods ended September 30, 2013 and 2012, respectively, on the sale of trade accounts receivable in our European accounts receivable securitization programs, representing the discount from book values at which these receivables were sold to our banks. The discount rate varies based on funding costs incurred by our banks, which averaged approximately three percent during both the first nine months of 2013 and 2012, respectively.
Negotiable Financial Instruments. One of our European subsidiaries receives payment from one of its customers whereby the accounts receivable are satisfied through the delivery of negotiable financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets. The amount of these financial instruments that was collected before their maturity date and sold at a discount totaled $4 million and $6 million at September 30, 2013 and December 31, 2012, respectively. No negotiable financial instruments were held by our European subsidiary as of September 30, 2013 or December 31, 2012.
In certain instances, several of our Chinese subsidiaries receive payment from customers and satisfy vendor payments through the receipt and delivery of negotiable financial instruments. Financial instruments used to satisfy vendor payables and not redeemed totaled $13 million and $12 million at September 30, 2013 and December 31, 2012, respectively, and were classified as notes payable. Financial instruments received from customers and not redeemed totaled $16 million and $8 million at September 30, 2013 and December 31, 2012, respectively. We classify financial instruments received from our customers as other current assets if issued by a financial institution of our customers or as customer notes and accounts, net if issued by our customer. We classified $16 million and $8 million in other current assets at September 30, 2013 and December 31, 2012, respectively. Some of our Chinese subsidiaries that issue their own negotiable financial instruments to pay vendors are required to maintain a cash balance if they exceed certain credit limits with the financial institution that guarantees those financial instruments. A restricted cash balance was not required at those Chinese subsidiaries at September 30, 2013 or December 31, 2012.
The negotiable financial instruments received by one of our European subsidiaries and some of our Chinese subsidiaries are checks drawn by our customers and guaranteed by their banks that are payable at a future date. The use of these instruments for payment follows local commercial practice. Because negotiable financial instruments are financial obligations of our customers and are guaranteed by our customers’ banks, we believe they represent a lower financial risk than the outstanding accounts receivable that they satisfy which are not guaranteed by a bank.
Supply Chain Financing. Near the end of the second quarter of 2013 certain of our suppliers in the U.S. extended their payment terms to Tenneco. The liquidity benefit to Tenneco from the extended payment terms totaled $10 million at September 30, 2013. These suppliers also began participating in a supply chain financing program under which they securitize their accounts receivables from Tenneco with several financial institutions. The financial institutions participate in the supply chain financing program on an uncommitted basis and can cease purchasing receivables from Tenneco's suppliers at any time. If the financial institutions did not continue to purchase receivables from Tenneco's suppliers under this program, the participating vendors could reduce their payment terms to Tenneco which in turn would cause our borrowings under our revolving credit facility to increase.
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
In managing our foreign currency exposures, we identify and aggregate existing offsetting positions and then hedge residual exposures through third-party derivative contracts. The fair value of our foreign currency forward contracts was less than $1 million at September 30, 2013 and is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. The following table summarizes by major currency the notional amounts for our foreign currency forward purchase and sale contracts as of September 30, 2013. All contracts in the following table mature in 2013.

		September 30, 2013
		Notional Amount in Foreign Currency
		(Millions)
Australian dollars	—Purchase	3
British pounds	—Purchase	9
European euro	—Sell	(9)
South African rand	—Purchase	107
Japanese yen	—Purchase	98
	—Sell	(842)
Mexican peso	—Purchase	6
Polish zloty	—Purchase	21
U.S. dollars	—Purchase	13
	—Sell	(25)
Other	—Sell	(2)
Interest Rate Risk
Our financial instruments that are sensitive to market risk for changes in interest rates are primarily our debt securities. We use our revolving credit facility to finance our short-term and long-term capital requirements. We pay a current market rate of interest on these borrowings. Our long-term capital requirements have been financed with long-term debt with original maturity dates ranging from five to ten years. On September 30, 2013, we had $733 million in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed through December 2020, $225 million is fixed through August 2018, and the remainder is fixed from 2015 through 2026. We also have $494 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” earlier in this Management’s Discussion and Analysis.
We estimate that the fair value of our long-term debt at September 30, 2013 was about 105 percent of its book value. A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $6 million.

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
We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense costs related to an existing condition caused by past operations that do not contribute to current or future revenue generation. As of September 30, 2013, we have the obligation to remediate or contribute towards the remediation of certain sites, including one Federal Superfund site. At September 30, 2013, our aggregated estimated share of environmental remediation costs for all these sites on a discounted basis was approximately $16 million, of which $4 million is recorded in other current liabilities and $12 million is recorded in deferred credits and other liabilities in our condensed consolidated balance sheet. For those locations where the liability was discounted, the weighted average discount rate used was 2.40 percent. The undiscounted value of the estimated remediation costs was $20 million. Our expected payments of environmental remediation costs are estimated to be approximately $2 million in 2013, $2 million in 2014, $1 million each year beginning 2015 through 2017 and $13 million in aggregate thereafter.
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
Below is a table that shows the activity in the warranty accrual accounts:

	Nine Months Ended September 30,
	2013	2012
	(Millions)
Beginning Balance January 1,	$23	$26
Accruals related to product warranties	12	10
Reductions for payments made	(13)	(13)
Ending Balance September 30,	$22	$23

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

Tenneco 401(K) Retirement Savings Plan
Effective January 1, 2012, the Tenneco Employee Stock Ownership Plan for Hourly Employees and the Tenneco Employee Stock Ownership Plan for Salaried Employees were merged into one plan called the Tenneco 401(k) Retirement Savings Plan (the “Retirement Savings Plan”). Under the plan, subject to limitations in the Internal Revenue Code, participants may elect to defer up to 75 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We match in cash 100 percent on the first three percent and 50 percent on the next two percent of employee contributions. In connection with freezing the defined benefit pension plans for nearly all U.S. based salaried and non-union hourly employees effective December 31, 2006, and the related replacement of those defined benefit plans with defined contribution plans, we are making additional contributions to the Employee Stock Ownership Plans. We recorded expense for these contributions of approximately $17 million and $16 million for the nine month periods ended September 30, 2013 and 2012, respectively. Matching contributions vest immediately. Defined benefit replacement contributions fully vest on the employee’s third anniversary of employment.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) Not applicable.
(c) Purchase of equity securities by the issuer and affiliated purchasers. The following table provides information relating to our purchase of shares of our common stock in the third quarter of 2013. These purchases include shares withheld upon vesting of restricted stock for minimum tax withholding obligations. We intend to continue to satisfy statutory minimum tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares.
In addition, in January 2013, our Board of Directors approved a share repurchase program, authorizing our company to repurchase up to 550,000 shares of the Company's outstanding common stock over a 12 month period. Our share repurchase program is intended to offset dilution from shares of restricted stock and stock options issued in 2013 to employees.

Period	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under These Plans or Programs
July 2013	110,258	$48.20	110,000	395,000
August 2013	109,914	$48.47	109,900	285,100
September 2013	155,000	$49.66	155,000	130,100
Total	375,172	$48.88	374,900	130,100

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, Tenneco Inc. has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TENNECO INC.

By:	/S/ KENNETH R. TRAMMELL
Kenneth R. Trammell
Executive Vice President and Chief Financial Officer
Dated: November 7, 2013

INDEX TO EXHIBITS
TO
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2013

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