Form 10-Q
period 2014-03-31
TENNECO INC
filed 2014-05-06
CIK 1024725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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
Common Stock, par value $0.01 per share: 60,881,474 shares outstanding as of May 2, 2014.

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

•
the cost and outcome of existing and any future claims, legal proceedings or investigations, including, but not limited to, any of the foregoing arising in connection with the ongoing global antitrust investigation, product performance, product safety or intellectual property rights;

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
The risks included here are not exhaustive. Refer to “Part I, Item 1A — Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2013 and "Part II, Item 1A — Risk Factors” of this Form 10-Q for further discussion regarding our exposure to risks. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor to assess the impact such risk factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

PART I.
FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS (UNAUDITED)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Tenneco Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Tenneco Inc. and consolidated subsidiaries as of March 31, 2014, and the related condensed consolidated statements of income, comprehensive income, and cash flows and changes in shareholders' equity for the three month periods ended March 31, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2013, and the related consolidated statements of income, comprehensive income, cash flows and changes in shareholders’ equity for the year then ended (not presented herein), and in our report dated February 27, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2013, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
May 6, 2014

The “Report of Independent Registered Public Accounting Firm” included above is not a “report” or “part of a Registration Statement” prepared or certified by an independent accountant within the meaning of Sections 7 and 11 of the Securities Act of 1933, and the accountants’ Section 11 liability does not extend to such report.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
	(Millions Except Share and Per Share Amounts)
Revenues
Net sales and operating revenues	$2,094	$1,903

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	1,754	1,604
Engineering, research, and development	42	35
Selling, general, and administrative	132	119
Depreciation and amortization of other intangibles	51	50
	1,979	1,808
Other expense
Loss on sale of receivables	(1)	(1)
Other	(1)	(1)
	(2)	(2)
Earnings before interest expense, income taxes, and noncontrolling interests	113	93
Interest expense (net of interest capitalized of $1 million for both three months ended March 31, 2014 and 2013, respectively)	19	20
Earnings before income taxes and noncontrolling interests	94	73
Income tax expense	40	12
Net income	54	61
Less: Net income attributable to noncontrolling interests	8	7
Net income attributable to Tenneco Inc.	$46	$54
Earnings per share
Weighted average shares of common stock outstanding —
Basic	60,549,778	60,288,997
Diluted	61,503,302	61,481,835
Basic earnings per share of common stock	$0.76	$0.90
Diluted earnings per share of common stock	$0.75	$0.88
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of income.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31, 2014
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	(Millions)
Net Income		$46		$8		$54
Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$(61)		$5		$(56)
Translation of foreign currency statements	(6)	(6)	(2)	(2)	(8)	(8)
Balance March 31	(67)		3		(64)
Additional Liability for Pension and Postretirement Benefits
Balance January 1	(299)		—		(299)
Additional Liability for Pension and Postretirement Benefits, net of tax	3	3			3	3
Balance March 31	(296)		—		(296)
Balance March 31	$(363)		$3		$(360)
Other Comprehensive Loss		(3)		(2)		(5)
Comprehensive Income		$43		$6		$49
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

TENNECO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2014	December 31, 2013
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$267	$275
Restricted cash	6	5
Receivables —
Customer notes and accounts, net	1,265	1,041
Other	23	19
Inventories —
Finished goods	295	267
Work in process	233	202
Raw materials	151	130
Materials and supplies	58	57
Deferred income taxes	71	71
Prepayments and other	259	223
Total current assets	2,628	2,290
Other assets:
Long-term receivables, net	14	14
Goodwill	69	69
Intangibles, net	29	30
Deferred income taxes	117	125
Other	128	127
	357	365
Plant, property, and equipment, at cost	3,545	3,498
Less — Accumulated depreciation and amortization	(2,351)	(2,323)
	1,194	1,175
Total Assets	$4,179	$3,830
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)	$106	$83
Trade payables	1,430	1,359
Accrued taxes	44	40
Accrued interest	14	10
Accrued liabilities	265	252
Other	95	94
Total current liabilities	1,954	1,838
Long-term debt	1,209	1,019
Deferred income taxes	29	28
Postretirement benefits	235	249
Deferred credits and other liabilities	194	204
Commitments and contingencies
Total liabilities	3,621	3,338
Redeemable noncontrolling interests	25	20
Tenneco Inc. Shareholders’ equity:
Common stock	1	1
Premium on common stock and other capital surplus	3,029	3,014
Accumulated other comprehensive loss	(363)	(360)
Retained earnings (accumulated deficit)	(1,875)	(1,921)
	792	734
Less — Shares held as treasury stock, at cost	301	301
Total Tenneco Inc. shareholders’ equity	491	433
Noncontrolling interests	42	39
Total equity	533	472
Total liabilities, redeemable noncontrolling interests and equity	$4,179	$3,830
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
	(Millions)

Net income	$54	$61
Adjustments to reconcile net income to cash provided by operating activities —
Depreciation and amortization of other intangibles	51	50
Deferred income taxes	2	(5)
Stock-based compensation	5	5
Loss on sale of assets	1	—
Changes in components of working capital —
(Increase) decrease in receivables	(234)	(176)
(Increase) decrease in inventories	(81)	(40)
(Increase) decrease in prepayments and other current assets	(38)	(49)
Increase (decrease) in payables	87	77
Increase (decrease) in accrued taxes	5	(5)
Increase (decrease) in accrued interest	4	4
Increase (decrease) in other current liabilities	13	(8)
Changes in long-term assets	1	—
Changes in long-term liabilities	(13)	(10)
Other	3	4
Net cash provided by operating activities	(140)	(92)
Investing Activities
Proceeds from the sale of assets	—	2
Cash payments for plant, property, and equipment	(83)	(70)
Cash payments for software related intangible assets	(7)	(6)
Changes in restricted cash	(1)	(9)
Net cash (used) by investing activities	(91)	(83)
Financing Activities
Issuance (repurchase) of common shares	(2)	1
Tax benefit from stock-based compensation	12	—
Retirement of long-term debt	(3)	(5)
Increase (decrease) in bank overdrafts	4	(9)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivable	197	191
Net increase in short-term borrowings secured by accounts receivable	20	—
Capital contribution from noncontrolling interest partner	1	—
Net cash provided (used) by financing activities	229	178
Effect of foreign exchange rate changes on cash and cash equivalents	(6)	7
Increase (decrease) in cash and cash equivalents	(8)	10
Cash and cash equivalents, January 1	275	223
Cash and cash equivalents, March 31 (Note)	$267	$233
Supplemental Cash Flow Information
Cash paid during the period for interest	$14	$16
Cash paid during the period for income taxes (net of refunds)	21	25
Non-cash Investing and Financing Activities
Period end balance of trade payables for plant, property, and equipment	$40	$31

Note: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of cash flows.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 31,
	2014		2013
	Shares	Amount	Shares	Amount
	(Millions Except Share Amounts)
Tenneco Inc. Shareholders:
Common Stock
Balance January 1	63,714,728	$1	62,789,382	$1
Issued pursuant to benefit plans	82,743	—	160,827	—
Stock options exercised	25,595	—	97,622	—
Balance March 31	63,823,066	1	63,047,831	1
Premium on Common Stock and Other Capital Surplus
Balance January 1		3,014		3,031
Premium on common stock issued pursuant to benefit plans		15		6
Balance March 31		3,029		3,037
Accumulated Other Comprehensive Loss
Balance January 1		(360)		(408)
Other comprehensive income (loss)		(3)		(22)
Balance March 31		(363)		(430)
Retained Earnings (Accumulated Deficit)
Balance January 1		(1,921)		(2,104)
Net income attributable to Tenneco Inc.		46		54
Balance March 31		(1,875)		(2,050)
Less — Common Stock Held as Treasury Stock, at Cost
Balance January 1	2,844,692	301	2,294,692	274
Purchase of common stock through stock repurchase program	—	—	—	—
Balance March 31	2,844,692	301	2,294,692	274
Total Tenneco Inc. shareholders’ equity		$491		$284
Noncontrolling Interests:
Balance January 1		$39		$45
Net income		4		5
Other comprehensive income (loss)		(1)		—
Balance March 31		$42		$50
Total equity		$533		$334
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of changes in shareholders’ equity.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Consolidation and Presentation
As you read the accompanying financial statements you should also read our Annual Report on Form 10-K for the year ended December 31, 2013.
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

(2)	Financial Instruments
The carrying and estimated fair values of our financial instruments by class at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Millions)
Long-term debt (including current maturities)	$1,211	$1,275	$1,021	$1,089
Instruments with off-balance sheet risk:
Foreign exchange forward contracts:
Asset derivative contracts	1	1	—	—
Asset and Liability Instruments — The fair value of cash and cash equivalents, short and long-term receivables, accounts payable, and short-term debt was considered to be the same as or was not determined to be materially different from the carrying amount.
Long-term Debt — The fair value of our public fixed rate senior notes is based on quoted market prices (level 1). The fair value of our private borrowings under our senior credit facility and other long-term debt instruments is based on the market value of debt with similar maturities, interest rates and risk characteristics (level 2). The fair value of our level 1 debt, as classified in the fair value hierarchy, was $789 million and $790 million at March 31, 2014 and December 31, 2013, respectively. We have classified $477 million and $287 million as level 2 in the fair value hierarchy at March 31, 2014 and December 31, 2013, respectively, since we utilize valuation inputs that are observable both directly and indirectly. We classified the remaining $9 million and $10 million, consisting of foreign subsidiary debt, as level 3 in the fair value hierarchy at March 31, 2014 and December 31, 2013, respectively.
Foreign Exchange Forward Contracts — We use derivative financial instruments, principally foreign currency forward purchase and sales contracts with terms of less than one year, to hedge our exposure to changes in foreign currency exchange rates. Our primary exposure to changes in foreign currency rates results from intercompany loans made between affiliates to minimize the need for borrowings from third parties. Additionally, we enter into foreign currency forward purchase and sale contracts to mitigate our exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables. We manage counter-party credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements. We do not enter into derivative financial instruments for speculative purposes. The fair value of our foreign currency forward contracts is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. We record the change in fair value of these foreign exchange forward contracts as part of currency gains (losses) within cost of sales in the condensed consolidated statements of income. The fair value of foreign exchange forward contracts are recorded in prepayments and other current assets or other current liabilities in the condensed consolidated balance sheet. The fair value of our foreign exchange forward contracts, presented on a gross basis at March 31, 2014 and December 31, 2013, respectively, was as follows:

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

	Fair Value of Derivative Instruments
	March 31, 2014			December 31, 2013
	Asset Derivatives	Liability Derivatives	Total	Asset Derivatives	Liability Derivatives	Total
	(Millions)
Foreign exchange forward contracts	$1	$—	$1	$—	$—	$—

The fair value of our recurring financial assets at March 31, 2014 and December 31, 2013, respectively, are as follows:

	March 31, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(Millions)
Financial Assets:
Foreign exchange forward contracts	n/a	$1	n/a	n/a	$—	n/a

The fair value hierarchy definition prioritizes the inputs used in measuring fair value into the following levels:

Level 1	—	Quoted prices in active markets for identical assets or liabilities.

Level 2	—	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

Level 3	—	Unobservable inputs based on our own assumptions.

The following table summarizes by major currency the notional amounts for foreign currency forward purchase and sale contracts as of March 31, 2014 (all of which mature in 2014):

		Notional Amount in Foreign Currency
		(Millions)
Australian dollars	—Purchase	2
British pounds	—Purchase	31
	—Sell	(5)
Canadian dollars	—Purchase	12
	—Sell	(2)
European euro	—Purchase	8
	—Sell	(15)
South African rand	—Purchase	222
Japanese yen	—Purchase	196
	—Sell	(461)
Polish zloty	—Purchase	21
U.S. dollars	—Purchase	16
	—Sell	(84)
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
We have two performance guarantee agreements in the U.K. between Tenneco Management Europe Limited (“TMEL”) and the two Walker Group Retirement Plans, the Walker Group Employee Benefit Plan and the Walker Group Executive Retirement Benefit Plan (the “Walker Plans”), whereby TMEL will guarantee the payment of all current and future pension

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

contributions in event of a payment default by the sponsoring or participating employers of the Walker Plans. As a result of our decision to enter into these performance guarantee agreements, the levy due to the U.K. Pension Protection Fund was reduced. The Walker Plans are comprised of employees from Tenneco Walker (U.K.) Limited and our Futaba-Tenneco U.K. joint venture. Employer contributions are funded by both Tenneco Walker (U.K.) Limited, as the sponsoring employer and Futaba-Tenneco U.K., as a participating employer. The performance guarantee agreements are expected to remain in effect until all pension obligations for the Walker Plans’ sponsoring and participating employers have been satisfied. The maximum amount payable for these pension performance guarantees is approximately $32 million as of March 31, 2014 which is determined by taking 105 percent of the liability of the Walker Plans calculated under section 179 of the U.K. Pension Act of 2004 offset by plan assets. We did not record an additional liability for this performance guarantee since Tenneco Walker (U.K.) Limited, as the sponsoring employer of the Walker Plans, already recognizes 100 percent of the pension obligation calculated based on U.S. GAAP, for all of the Walker Plans’ participating employers on its balance sheet, which was $9 million and $10 million at March 31, 2014 and December 31, 2013, respectively. At March 31, 2014, all pension contributions under the Walker Plans were current for all of the Walker Plans’ sponsoring and participating employers.
In June 2011, we entered into an indemnity agreement between TMEL and Futaba Industrial Co. Ltd. which requires Futaba to indemnify TMEL for any cost, loss or liability which TMEL may incur under the performance guarantee agreements relating to the Futaba-Tenneco U.K. joint venture. The maximum amount reimbursable by Futaba to TMEL under this indemnity agreement is equal to the amount incurred by TMEL under the performance guarantee agreements multiplied by Futaba’s shareholder ownership percentage of the Futaba-Tenneco U.K. joint venture. At March 31, 2014, the maximum amount reimbursable by Futaba to TMEL is approximately $6 million.
We have issued guarantees through letters of credit in connection with some obligations of our affiliates. As of March 31, 2014, we have guaranteed $38 million in letters of credit to support some of our subsidiaries’ insurance arrangements, foreign employee benefit programs, environmental remediation activities and cash management and capital requirements.
Negotiable Financial Instruments — One of our European subsidiaries receives payment from one of its customers whereby the accounts receivable are satisfied through the delivery of negotiable financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets. The amount of these financial instruments that was collected before their maturity date and sold at a discount totaled $6 million and $5 million at March 31, 2014 and December 31, 2013, respectively. No negotiable financial instruments were held by our European subsidiary as of March 31, 2014 or December 31, 2013.
In certain instances, several of our Chinese subsidiaries receive payments from customers and satisfy vendor payments through the receipt and delivery of negotiable financial instruments. Financial instruments issued to satisfy vendor payables and not redeemed totaled $21 million and $13 million at March 31, 2014 and December 31, 2013, respectively, and were classified as notes payable. Financial instruments received from customers and not redeemed totaled $20 million and $12 million at March 31, 2014 and December 31, 2013, respectively. We classify financial instruments received from our customers as other current assets if issued by a financial institution of our customers or as customer notes and accounts, net if issued by our customer. We classified $20 million and $12 million in other current assets at March 31, 2014 and December 31, 2013, respectively. Some of our Chinese subsidiaries that issue their own negotiable financial instruments to pay vendors are required to maintain a cash balance if they exceed certain credit limits with the financial institution that guarantees those financial instruments. A restricted cash balance was required at those Chinese subsidiaries at March 31, 2014 for less than $1 million and was not required at December 31, 2013.
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
Supply Chain Financing — Near the end of the second quarter of 2013 certain of our suppliers in the U.S. extended their payment terms to Tenneco. The liquidity benefit to Tenneco from the extended payment terms totaled $11 million at March 31, 2014. These suppliers also began participating in a supply chain financing program under which they securitize their accounts receivables from Tenneco with two financial institutions. The financial institutions participate in the supply chain financing program on an uncommitted basis and can cease purchasing receivables from Tenneco's suppliers at any time. If the financial institutions did not continue to purchase receivables from Tenneco's suppliers under this program, the participating vendors could reduce their payment terms to Tenneco which in turn would cause our borrowings under our revolving credit facility to increase.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

Restricted Cash - Two of our Australian subsidiaries arranged for $5 million in guarantees to be issued by a financial institution to support some of our subsidiaries' property lease arrangements and workers compensation programs. These guarantees were supported by a cash deposit with the financial institution which has been classified as restricted cash on the Tenneco Inc. consolidated balance sheet at March 31, 2014.
Some of our Chinese subsidiaries are required to maintain a cash balance if they exceed certain credit limits with the financial institution that guarantees the negotiable financial instruments issued by Tenneco to pay vendors. At the end of the first quarter of 2014, one of our Chinese subsidiaries exceeded their credit limits and was required to maintain a cash balance. The cash balance required was less than $1 million which has been classified as restricted cash on the Tenneco Inc. consolidated balance sheet at March 31, 2014.

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
On March 22, 2012, we completed an amendment and restatement of our senior credit facility by increasing the amount and extending the maturity date of our revolving credit facility and adding a new $250 million Tranche A Term Facility. As of March 31, 2014, the senior credit facility provides us with a total revolving credit facility size of $850 million and had a $225 million balance outstanding under the Tranche A Term Facility, both of which will mature on March 22, 2017. Funds may be borrowed, repaid and re-borrowed under the revolving credit facility without premium or penalty. The revolving credit facility is reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. Outstanding letters of credit reduce our availability to enter into revolving loans under the facility. We are required to make quarterly principal payments under the Tranche A Term Facility of $6.3 million beginning June 30, 2014 through March 31, 2015, $9.4 million beginning June 30, 2015 through March 31, 2016, $12.5 million beginning June 30, 2016 through December 31, 2016 and a final payment of $125 million is due on March 22, 2017. We have excluded the required payments, within the next twelve months, under the Tranche A Term Facility totaling $25 million from current liabilities as of March 31, 2014, because we have the intent and ability to refinance the obligations on a long-term basis by using our revolving credit facility.
The financial ratios required under the amended and restated senior credit facility, and the actual ratios we achieved for the first quarter of 2014, are as follows:

	Quarter Ended
	March 31, 2014
	Required	Actual
Leverage Ratio (maximum)	3.50	1.63
Interest Coverage Ratio (minimum)	2.75	10.39
The senior credit facility includes a maximum leverage ratio covenant of 3.50 and a minimum interest coverage ratio of 2.75 through March 22, 2017.
At March 31, 2014, of the $850 million available under the revolving credit facility, we had unused borrowing capacity of $562 million with $251 million in outstanding borrowings and $37 million in outstanding letters of credit. As of March 31, 2014, our outstanding debt also included $225 million related to our Tranche A Term Facility which is subject to quarterly principal payments as described above through March 22, 2017, $225 million of 7.75 percent senior notes due August 15, 2018, $500 million of 6.875 percent senior notes due December 15, 2020, and $114 million of other debt.

(4)	Income Taxes
For interim tax reporting we estimate our annual effective tax rate and apply it to our year to date ordinary income. Jurisdictions with a projected loss for the year or an actual year-to-date loss where no tax benefit can be recognized due to a valuation allowance are excluded from the estimated annual effective tax rate. The impact of including these jurisdictions on the quarterly effective rate calculation could result in a higher or lower effective tax rate during a particular quarter due to the mix and timing of actual earnings versus annual projections. The tax effects of certain unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

We reported income tax expense of $40 million and $12 million in the three month periods ended March 31, 2014 and 2013, respectively. The tax expense recorded in the first three months of 2013 included a net tax benefit of $13 million for tax adjustments primarily related to recognizing a U.S. tax benefit for foreign taxes and changes to prior year estimates. U.S. tax benefit for foreign taxes is driven by our ability to claim a U.S. foreign tax credit beginning in 2013. The U.S. foreign tax credit law provides for a credit against U.S. taxes otherwise payable for foreign taxes paid with regard to dividends, interest and royalties paid to us in the U.S.
In 2012, we reversed the tax valuation allowance against our net deferred tax assets in the U.S. based on operating improvements we had made, the outlook for light and commercial vehicle production in the U.S. and the positive impact this should have on our U.S. operations. We now have a federal net operating loss ("NOL") at March 31, 2014 of $5 million, which expires in 2030. The state NOLs expire in various tax years through 2032.
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

The valuation allowances recorded against deferred tax assets will impact our provision for income taxes until the valuation allowances are released. Our provision for income taxes will include no tax benefit for losses incurred and no tax expense with respect to income generated in these jurisdictions until the respective valuation allowance is eliminated.

(5)	Accounts Receivable Securitization
We securitize some of our accounts receivable on a limited recourse basis in North America and Europe. As servicer under these accounts receivable securitization programs, we are responsible for performing all accounts receivable administration functions for these securitized financial assets including collections and processing of customer invoice adjustments. In North America, we have an accounts receivable securitization program with three commercial banks comprised of a first priority facility and a second priority facility. We securitize original equipment and aftermarket receivables on a daily basis under the bank program. In March 2014, the North American program was amended and extended to March 20, 2015. The first priority facility continues to provide financing of up to $110 million and the second priority facility, which is subordinated to the first priority facility, continues to provide up to an additional $40 million of financing. Both facilities monetize accounts receivable generated in the U.S. and Canada that meet certain eligibility requirements, and the second priority facility also monetizes certain accounts receivable generated in the U.S. and Canada that would otherwise be ineligible under the first priority securitization facility. The amount of outstanding third-party investments in our securitized accounts receivable under the North American program was $30 million at March 31, 2014 and $10 million at December 31, 2013.
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
We also securitize receivables in our European operations with regional banks in Europe under various separate facilities. The commitments for these arrangements are generally for one year, but some may be canceled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon 15 days, or less, notification. The amount of outstanding third-party investments in our securitized accounts receivable in Europe was $175 million and $134 million at March 31, 2014 and December 31, 2013, respectively.
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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

In our North American accounts receivable securitization programs, we transfer a partial interest in a pool of receivables and the interest that we retain is subordinate to the transferred interest. Accordingly, we account for our North American securitization program as a secured borrowing. In our European programs, we transfer accounts receivables in their entirety to the acquiring entities and satisfy all of the conditions established under Accounting Standards Codification (ASC) Topic 860, “Transfers and Servicing,” to report the transfer of financial assets in their entirety as a sale. The proceeds received in exchange for the transfer of accounts receivable under our European securitization programs approximates the fair value of such receivables. We recognized less than $1 million interest expense in each of the three month periods ended March 31, 2014 and 2013 relating to our North American securitization program. In addition, we recognized a loss of $1 million in each of the three month periods ended March 31, 2014 and 2013 on the sale of trade accounts receivable in our European accounts receivable securitization programs, representing the discount from book values at which these receivables were sold to our banks. The discount rate varies based on funding costs incurred by our banks, which averaged approximately three percent during both the first three months of 2014 and 2013, respectively.

(6)	Restructuring and Other Charges
Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. In 2013, we incurred $78 million in restructuring and related costs, primarily related to European cost reduction efforts including non-cash asset write downs of $3 million, our exit from the distribution of aftermarket exhaust products and ending production of leaf springs in Australia, headcount reductions in various regions and the net impact of freezing our defined benefits plans in the United Kingdom, of which $70 million was recorded in cost of sales and $6 million was recorded in SG&A, $1 million in engineering expense and $1 million in other expense. In the first quarter of 2014, we incurred $10 million in restructuring and related costs, primarily related to European cost reduction efforts including non-cash asset write downs of $1 million, all of which was recorded in cost of sales. During the first quarter of 2013, we incurred $4 million in restructuring and related costs, primarily related to European cost reduction efforts and the costs to exit the distribution of aftermarket exhaust products in Australia, of which $3 million was recorded in cost of sales and $1 million was recorded in SG&A.
Amounts related to activities that are part of our restructuring reserves are as follows:

	December 31, 2013 Restructuring Reserve	2014 Expenses	2014 Cash Payments	March 31, 2014 Restructuring Reserve
	(Millions)
Employee Severance, Termination Benefits and Other Related Costs	$44	9	(5)	$48
Under the terms of our amended and restated senior credit agreement that took effect on March 22, 2012, we are allowed to exclude $80 million of cash charges and expenses, before taxes, related to cost reduction initiatives incurred after March 22, 2012 from the calculation of the financial covenant ratios required under our senior credit facility. As of December 31, 2013, we had excluded all allowable charges relating to restructuring initiatives against the $80 million available under the terms of the senior credit facility.
On January 31, 2013, we announced our intent to reduce structural costs in Europe. This initiative includes the non-cash charges of $4 million we incurred in 2012 in connection with the announced closing of the Vittaryd facility in Sweden and a $7 million charge recorded in the fourth quarter of 2012 related to the impairment of certain assets in the European ride performance business. In August 2013, we completed the closure of the Vittaryd facility. As part of our European structural cost reduction initiative, on September 5, 2013 we announced our intent to close our ride performance plant in Gijon, Spain and reduce the workforce at our ride performance plant in Sint-Truiden, Belgium. The actions were subject to consultation with the relevant employee representatives. We concluded the consultation period with employee representatives at Gijon without having reached agreement and on December 17, 2013 notified the Gijon employees' works council that the Company was proceeding with the plant closure. Employee terminations at Gijon were completed by the end of 2013. During the first quarter of 2014, the employees' works council filed suit challenging the decision to close the Gijon plant and local High Court of Justice of Asturias ruled in favor of the employees' works council. On February 25, 2014, we announced the intention of the Company to appeal that decision to the Supreme Court of Spain in Madrid, and at the same time we are working closely with local and European government officials to reach a solution that will address the challenge to our restructuring plan by the Gijon plant's employees' works council. Negotiations with employee representatives at Sint-Truiden are continuing. We recorded $60 million in 2013 and $2 million in the first quarter of 2014 related to these actions at Gijon and Sint-Truiden. In the first quarter of 2014, we announced and finalized the closure of the clean air just-in-time plant in Iwuy, France, due to reduced demand for the plant's products. The actions were subject to the required consultation process with the relevant employee representatives.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

(7)	Environmental Matters, Legal Proceedings and Product Warranties
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
Environmental Matters
We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense costs related to an existing condition caused by past operations that do not contribute to current or future revenue generation. As of March 31, 2014, we have the obligation to remediate or contribute towards the remediation of certain sites, including one Federal Superfund site. At March 31, 2014, our aggregated estimated share of environmental remediation costs for all these sites on a discounted basis was approximately $15 million, of which $3 million is recorded in other current liabilities and $12 million is recorded in deferred credits and other liabilities in our condensed consolidated balance sheet. For those locations where the liability was discounted, the weighted average discount rate used was 2.50 percent. The undiscounted value of the estimated remediation costs was $19 million. Our expected payments of environmental remediation costs are estimated to be approximately $3 million in 2014, $1 million in 2015, $1 million each year beginning 2016 through 2018 and $12 million in aggregate thereafter.
Based on information known to us, we have established reserves that we believe are adequate for these costs. Although we believe these estimates of remediation costs are reasonable and are based on the latest available information, the costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, certain environmental statutes provide that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at these sites has been considered, where appropriate, in our determination of our estimated liability. We do not believe that any potential costs associated with our current status as a potentially responsible party in the Federal Superfund site, or as a liable party at the other locations referenced herein, will be material to our consolidated financial position, results of operations, or liquidity.
Antitrust Investigations
On March 25, 2014, representatives of the European Commission were at Tenneco GmbH's Edenkoben, Germany administrative facility to gather information in connection with an ongoing global antitrust investigation concerning multiple automotive suppliers. On March 25, 2014, we also received a related subpoena from the U.S. Department of Justice. We have cooperated and continue to cooperate fully with these antitrust investigations, and take other actions to minimize our potential exposure. Antitrust law investigations and related matters often continue for several years and can result in significant penalties and liability. At this point, we cannot estimate the ultimate impact on our company from investigations into our antitrust compliance and related matters in light of the uncertainties and many variables involved, and there can be no assurance that the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.
Other Legal Proceedings, Claims and Investigations
We are also from time to time involved in other legal proceedings, claims or investigations. Some of these matters involve allegations of damages against us relating to environmental liabilities (including toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warning issues, and other product liability related

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

matters), taxes, employment matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. Additionally, some of these matters involve allegations relating to legal compliance. For example, one of our Argentine subsidiaries is currently defending against a criminal complaint alleging the failure to comply with laws requiring the proceeds of export transactions to be collected, reported and/or converted to local currency within specified time periods. As another example, in the U.S. we are subject to an audit in 11 states with respect to the payment of unclaimed property to those states, spanning a period as far back as over 30 years. While we vigorously defend ourselves against all of these legal proceedings, claims and investigations and take other actions to minimize our potential exposure, in future periods, we could be subject to cash costs or charges to earnings if any of these matters are resolved on unfavorable terms. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, including our assessment of the merits of the particular claim, except as described above under "Antitrust Investigations," we do not expect the legal proceedings, claims or investigations currently pending against us will have any material adverse impact on our consolidated financial position, results of operations or liquidity.
In addition, we are subject to lawsuits initiated by a significant number of claimants alleging health problems as a result of exposure to asbestos. In the early 2000's we were named in nearly 20,000 complaints, most of which were filed in Mississippi state court and the vast majority of which made no allegations of exposure to asbestos from our product categories. Most of these claims have been dismissed and our current docket of active and inactive cases is less than 500 cases nationwide. A small number of claims have been asserted by railroad workers alleging exposure to asbestos products in railroad cars manufactured by The Pullman Company, one of our subsidiaries. The substantial majority of the remaining claims are related to alleged exposure to asbestos in our automotive products. Only a small percentage of the claimants allege that they were automobile mechanics and a significant number appear to involve workers in other industries or otherwise do not include sufficient information to determine whether there is any basis for a claim against us. We believe, based on scientific and other evidence, it is unlikely that mechanics were exposed to asbestos by our former products and that, in any event, they would not be at increased risk of asbestos-related disease based on their work with these products. Further, many of these cases involve numerous defendants, with the number in some cases exceeding 100 defendants from a variety of industries. Additionally, the plaintiffs either do not specify any, or specify the jurisdictional minimum, dollar amount for damages. As major asbestos manufacturers and/or users continue to go out of business or file for bankruptcy, we may experience an increased number of these claims. We vigorously defend ourselves against these claims as part of our ordinary course of business. In future periods, we could be subject to cash costs or charges to earnings if any of these matters are resolved unfavorably to us. To date, with respect to claims that have proceeded sufficiently through the judicial process, we have regularly achieved favorable resolutions. Accordingly, we presently believe that these asbestos-related claims will not have a material adverse impact on our future consolidated financial position, results of operations or liquidity.
Warranty Matters
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
Below is a table that shows the activity in the warranty accrual accounts:

	Three Months Ended March 31,
	2014	2013
	(Millions)
Beginning Balance January 1,	$24	$23
Accruals related to product warranties	5	2
Reductions for payments made	(5)	(4)
Ending Balance March 31,	$24	$21

(8)	Earnings Per Share
Earnings per share of common stock outstanding were computed as follows:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
	(Millions Except Share and Per Share Amounts)
Basic earnings per share —
Net income attributable to Tenneco Inc.	$46	$54
Weighted Average shares of common stock outstanding	60,549,778	60,288,997
Earnings per share of common stock	$0.76	$0.90
Diluted earnings per share —
Net income attributable to Tenneco Inc.	$46	$54
Weighted Average shares of common stock outstanding	60,549,778	60,288,997
Effect of dilutive securities:
Restricted stock	160,341	138,594
Stock options	793,183	1,054,244
Weighted Average shares of common stock outstanding including dilutive securities	61,503,302	61,481,835
Earnings per share of common stock	$0.75	$0.88

Options to purchase 782 and 831,243 shares of common stock were outstanding as of March 31, 2014 and 2013, respectively, but not included in the computation of diluted earnings per share respectively, because the options were anti-dilutive.

(9)	Common Stock
Equity Plans — We have granted a variety of awards, including common stock, restricted stock, restricted stock units, performance units, stock appreciation rights (“SARs”), and stock options to our directors, officers, and employees.

Accounting Methods — We have recorded $2 million in compensation expense in each of the three month periods ended March 31, 2014 and 2013 related to nonqualified stock options as part of our selling, general and administrative expense. This resulted in a decrease of $0.04 in both basic and diluted earnings per share for the three month period ended March 31, 2014 and a decrease of $0.04 and $0.03 in basic and diluted earnings per share, respectively, for the three month period ended March 31, 2013.
For employees eligible to retire at the grant date, we immediately expense stock options and restricted stock. If employees become eligible to retire during the vesting period, we immediately recognize any remaining expense associated with their stock options and restricted stock.
As of March 31, 2014, there was approximately $9 million of unrecognized compensation costs related to our stock option awards that we expect to recognize over a weighted average period of 1.6 years.
Compensation expense for restricted stock, restricted stock units, long-term performance units and SARs was $8 million and $5 million for the three months ended March 31, 2014 and 2013, respectively, and was recorded in selling, general, and administrative expense in our condensed consolidated statements of income.
Cash received from stock option exercises for the quarter ended March 31, 2014 was less than $1 million and was $2 million for the quarter ended March 31, 2013.
Stock options exercised in the quarter ended March 31, 2013 would have generated a tax benefit of $1 million, however in 2013 we did not begin to record this tax benefit until the third quarter 2013 when we began utilizing our federal and state NOLs. In the first quarter of 2014, we recorded a tax benefit of $12 million, all of which was related to the historic tax benefit on stock options from 2011 through 2013.
Assumptions — We calculated the fair values of stock option awards using the Black-Scholes option pricing model with the weighted average assumptions listed below. The fair value of share-based awards is determined at the time the awards are granted which is generally in January of each year, and requires judgment in estimating employee and market behavior.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Stock Options Granted
Weighted average grant date fair value, per share	$26.46	$19.84
Weighted average assumptions used:
Expected volatility	52.8%	66.4%
Expected lives	5.0	4.9
Risk-free interest rates	1.7%	0.7%
Dividend yields	—%	—%

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
Stock Options — The following table reflects the status and activity for all options to purchase common stock for the period indicated:

	Three Months Ended March 31, 2014
	Shares Under Option	Weighted Avg. Exercise Prices	Weighted Avg. Remaining Life in Years	Aggregate Intrinsic Value
				(Millions)
Outstanding Stock Options
Outstanding, January 1, 2014	1,983,573	$22.93	4.5	$62
Granted	192,624	56.23
Canceled	(31,299)	19.78
Forfeited	(300)	22.77
Exercised	(25,595)	14.72		1
Outstanding, March 31, 2014	2,119,003	$26.10	4.6	$67
The weighted average grant-date fair value of options granted during the three months ended March 31, 2014 and 2013 was $26.46 and $19.84, respectively. The total fair value of shares vested was $6 million and $5 million for the periods ended March 31, 2014 and 2013, respectively.

Restricted Stock — The following table reflects the status for all nonvested restricted shares for the period indicated:

	Three Months Ended March 31, 2014
	Shares	Weighted Avg. Grant Date Fair Value
Nonvested Restricted Shares
Nonvested balance at January 1, 2014	368,268	$34.90
Granted	131,561	54.90
Vested	(186,112)	36.57
Forfeited	—	—
Nonvested balance at March 31, 2014	313,717	$42.30
The fair value of restricted stock grants is equal to the average of the high and low trading price of our stock on the date of grant. As of March 31, 2014, approximately $10 million of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of approximately 2.2 years. The total fair value of restricted shares vested was $7 million and $5 million at March 31, 2014 and 2013, respectively.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

In January 2014, our Board of Directors approved a share repurchase program, authorizing our company to repurchase up to 400,000 shares of our outstanding common stock over a 12 month period. This share repurchase program is intended to offset dilution from shares of restricted stock and stock options issued in 2014 to employees. We did not purchase any shares through this program in the three month period ended March 31, 2014.
These repurchased shares are held as part of our treasury stock which was at 2,844,692 shares at both March 31, 2014 and December 31, 2013.
Long-Term Performance Units, Restricted Stock Units and SARs — Long-term performance units, restricted stock units and SARs are paid in cash and recognized as a liability based upon their fair value. As of March 31, 2014, $26 million of total unrecognized compensation costs is expected to be recognized over a weighted-average period of approximately 2.1 years.

(10)	Pension Plans, Postretirement and Other Employee Benefits
Net periodic pension costs and postretirement benefit costs consist of the following components:

	Three Months Ended March 31,
	Pension				Postretirement
	2014		2013		2014	2013
	US	Foreign	US	Foreign	US	US
	(Millions)
Service cost — benefits earned during the period	$—	$2	$—	$2	$—	$—
Interest cost	5	5	5	4	1	1
Expected return on plan assets	(6)	(6)	(5)	(5)	—	—
Net amortization:
Actuarial loss	2	2	2	3	1	1
Prior service cost (credit)	—	—	—	—	(2)	(1)
Net pension and postretirement costs	$1	$3	$2	$4	$—	$1
For the three months ended March 31, 2014, we made pension contributions of $7 million and $4 million for our domestic and foreign pension plans, respectively. Based on current actuarial estimates, we believe we will be required to contribute approximately $36 million for the remainder of 2014. Pension contributions beyond 2014 will be required, but those amounts will vary based upon many factors including, for example, the performance of our pension fund investments during 2014.
We made postretirement contributions of approximately $2 million during the first three months of 2014. Based on current actuarial estimates, we believe we will be required to contribute approximately $6 million for the remainder of 2014.
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
Amounts recognized for pension and postretirement benefits in other comprehensive income for the three periods ended March 31, 2014 and 2013 include the following components:

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

	Three Months Ended March 31,
	2014			2013
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before- Tax Amount	Tax Benefit	Net-of-Tax Amount
	(Millions)
Defined benefit pension and postretirement plans:
Amortization of prior service cost included in net periodic pension and postretirement cost	$—	$—	$—	$(1)	$—	$(1)
Amortization of actuarial loss included in net periodic pension and postretirement cost	4	(1)	3	6	(1)	5
Other comprehensive income – pension benefits	$4	$(1)	$3	$5	$(1)	$4

(11)	New Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued an amendment to provide explicit guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. The objective of the amendment is to eliminate the diversity in practice in the presentation of unrecognized tax benefits in those instances. This amendment is effective for reporting periods beginning after December 15, 2013. We adopted this amendment on January 1, 2014. This amendment did not have a material impact on our consolidated financial statements.
In April 2013, the FASB issued an amendment to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendment applies to all entities that issue financial statements that are presented in conformity with U.S. GAAP except investment companies that are regulated under the Investment Company Act of 1940. This amendment is effective for reporting periods beginning after December 15, 2013. This amendment did not have any impact on our consolidated financial statements.
In February 2013, the FASB issued an amendment to resolve the diversity in practice about whether Subtopic 810-10, Consolidation-Overall, or Subtopic 830-30, Foreign Currency Matters-Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part of all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real state or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. This amendment is effective for reporting periods beginning after December 15, 2013. This amendment did not have any impact on our consolidated financial statements.
In February 2013, the FASB issued an amendment to the accounting guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement amount its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this amendment also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This amendment is effective for reporting periods beginning after December 15, 2013. This amendment did not have any impact on our consolidated financial statements.
In February 2013, the FASB issued an amendment to the accounting guidance to improve the transparency of reporting amounts reclassified out of other comprehensive income. Other comprehensive income (loss) includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. This amendment does not change the current requirements for reporting net income or other comprehensive income in the financial statements. All of the information that this amendment requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. This new amendment requires presentation either on the face of the statement where net income is presented or in the notes, the effects of significant amounts reclassified out of accumulated other comprehensive income, and that the reclassified amounts be cross-referenced to the other disclosures

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

required under U.S. GAAP. This amendment was effective for reporting periods beginning after December 15, 2012. This amendment did not have a material impact on our condensed consolidated financial statements.

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

The following table summarizes certain Tenneco Inc. segment information:

	Clean Air Division			Ride Performance Division
	North America	Europe, South America & India	Asia Pacific	North America	Europe, South America & India	Asia Pacific	Other	Reclass & Elims	Total
	(Millions)
At March 31, 2014 and for the Three Months Ended March 31, 2014
Revenues from external customers	$698	$506	$240	$335	$263	$52	$—	$—	$2,094
Intersegment revenues	7	29	—	3	10	9	—	(58)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	56	9	20	30	16	7	(25)	—	113
Total assets	1,197	908	563	701	557	219	—	34	4,179
At March 31, 2013 and for the Three Months Ended March 31, 2013
Revenues from external customers	646	467	183	307	252	48	—	—	1,903
Intersegment revenues	1	31	—	2	12	7	—	(53)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	49	11	15	25	10	4	(21)	—	93
Total assets	1,144	833	469	645	557	207	—	23	3,878

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended March 31, 2014
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$920	$1,174	$—	$—	$2,094
Affiliated companies	103	148	—	(251)	—
	1,023	1,322	—	(251)	2,094
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	802	1,203	—	(251)	1,754
Engineering, research, and development	22	20	—	—	42
Selling, general, and administrative	51	79	2	—	132
Depreciation and amortization of other intangibles	21	30	—	—	51
	896	1,332	2	(251)	1,979
Other income (expense)
Loss on sale of receivables	—	(1)	—	—	(1)
Other income (loss)	(2)	1	—	—	(1)
	(2)	—	—	—	(2)
Earnings (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	125	(10)	(2)	—	113
Interest expense —
External (net of interest capitalized)	—	—	19	—	19
Affiliated companies (net of interest income)	16	(16)	—	—	—
Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	109	6	(21)	—	94
Income tax expense	30	10			40
Equity in net income (loss) from affiliated companies	(15)	—	67	(52)	—
Net Income (loss)	64	(4)	46	(52)	54
Less: Net income attributable to noncontrolling interests	—	8	—	—	8
Net income (loss) attributable to Tenneco Inc.	$64	$(12)	$46	$(52)	$46
Comprehensive income (loss) attributable to Tenneco Inc.	$65	$(16)	$46	$(52)	$43

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended March 31, 2013
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$852	$1,051	$—	$—	$1,903
Affiliated companies	79	150	—	(229)	—
	931	1,201	—	(229)	1,903
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	742	1,091	—	(229)	1,604
Engineering, research, and development	15	20	—	—	35
Selling, general, and administrative	53	64	2	—	119
Depreciation and amortization of other intangibles	19	31	—	—	50
	829	1,206	2	(229)	1,808
Other income (expense)
Loss on sale of receivables	—	(1)	—	—	(1)
Other income (expense)	(1)	—	—	—	(1)
	(1)	(1)	—	—	(2)
Earnings before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	101	(6)	(2)	—	93
Interest expense —
External (net of interest capitalized)	—	1	19	—	20
Affiliated companies (net of interest income)	18	(19)	1	—	—
Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	83	12	(22)	—	73
Income tax expense	6	6	—	—	12
Equity in net income (loss) from affiliated companies	(5)	—	76	(71)	—
Net income (loss)	72	6	54	(71)	61
Less: Net income attributable to noncontrolling interests	—	7	—	—	7
Net income (loss) attributable to Tenneco Inc.	$72	$(1)	$54	$(71)	$54
Comprehensive income (loss) attributable to Tenneco Inc.	$67	$(18)	$54	$(71)	$32

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

BALANCE SHEET

	March 31, 2014
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$2	$265	$—	$—	$267
Restricted cash	—	6	—	—	6
Receivables, net	593	1,464	16	(785)	1,288
Inventories	314	423	—	—	737
Deferred income taxes	88	—	7	(24)	71
Prepayments and other	41	217	1	—	259
Total current assets	1,038	2,375	24	(809)	2,628
Other assets:
Investment in affiliated companies	926	—	768	(1,694)	—
Notes and advances receivable from affiliates	1,030	8,124	5,004	(14,158)	—
Long-term receivables, net	12	2	—	—	14
Goodwill	22	47	—	—	69
Intangibles, net	12	17	—	—	29
Deferred income taxes	61	9	47	—	117
Other	45	61	22	—	128
	2,108	8,260	5,841	(15,852)	357
Plant, property, and equipment, at cost	1,187	2,358	—	—	3,545
Less — Accumulated depreciation and amortization	(817)	(1,534)	—	—	(2,351)
	370	824	—	—	1,194
Total assets	$3,516	$11,459	$5,865	$(16,661)	$4,179
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)
Short-term debt — non-affiliated	$—	$91	$15	$—	$106
Short-term debt — affiliated	217	336	10	(563)	—
Trade payables	539	1,066	—	(175)	1,430
Accrued taxes	9	35	—	—	44
Other	134	298	13	(71)	374
Total current liabilities	899	1,826	38	(809)	1,954
Long-term debt — non-affiliated	—	7	1,202	—	1,209
Long-term debt — affiliated	1,878	8,145	4,135	(14,158)	—
Deferred income taxes	—	29	—	—	29
Postretirement benefits and other liabilities	339	86	(1)	5	429
Commitments and contingencies
Total liabilities	3,116	10,093	5,374	(14,962)	3,621
Redeemable noncontrolling interests	—	25	—	—	25
Tenneco Inc. shareholders’ equity	400	1,299	491	(1,699)	491
Noncontrolling interests	—	42	—	—	42
Total equity	400	1,341	491	(1,699)	533
Total liabilities, redeemable noncontrolling interests and equity	$3,516	$11,459	$5,865	$(16,661)	$4,179

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

BALANCE SHEET

	December 31, 2013
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$6	$269	$—	$—	$275
Restricted cash	—	5	—	—	5
Receivables, net	387	1,306	16	(649)	1,060
Inventories	279	377	—	—	656
Deferred income taxes	87	—	7	(23)	71
Prepayments and other	35	188	—	—	223
Total current assets	794	2,145	23	(672)	2,290
Other assets:
Investment in affiliated companies	944	—	696	(1,640)	—
Notes and advances receivable from affiliates	1,026	7,320	4,826	(13,172)	—
Long-term receivables, net	12	2	—	—	14
Goodwill	22	47	—	—	69
Intangibles, net	13	17	—	—	30
Deferred income taxes	72	9	44	—	125
Other	44	60	23	—	127
	2,133	7,455	5,589	(14,812)	365
Plant, property, and equipment, at cost	1,173	2,325	—	—	3,498
Less — Accumulated depreciation and amortization	(807)	(1,516)	—	—	(2,323)
	366	809	—	—	1,175
Total assets	$3,293	$10,409	$5,612	$(15,484)	$3,830
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)
Short-term debt — non-affiliated	$—	$68	$15	$—	$83
Short-term debt — affiliated	247	176	10	(433)	—
Trade payables	521	1,011	—	(173)	1,359
Accrued taxes	9	31	—	—	40
Other	128	285	9	(66)	356
Total current liabilities	905	1,571	34	(672)	1,838
Long-term debt — non-affiliated	—	8	1,011	—	1,019
Long-term debt — affiliated	1,700	7,338	4,134	(13,172)	—
Deferred income taxes	—	28	—	—	28
Postretirement benefits and other liabilities	357	92	—	4	453
Commitments and contingencies
Total liabilities	2,962	9,037	5,179	(13,840)	3,338
Redeemable noncontrolling interests	—	20	—	—	20
Tenneco Inc. shareholders’ equity	331	1,313	433	(1,644)	433
Noncontrolling interests	—	39	—	—	39
Total equity	331	1,352	433	(1,644)	472
Total liabilities, redeemable noncontrolling interests and equity	$3,293	$10,409	$5,612	$(15,484)	$3,830

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2014
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$(208)	$90	$(22)	$—	$(140)
Investing Activities
Cash payments for plant, property, and equipment	(25)	(58)	—	—	(83)
Cash payments for software related intangible assets	(4)	(3)	—	—	(7)
Changes in restricted cash	—	(1)	—	—	(1)
Net cash used by investing activities	(29)	(62)	—	—	(91)
Financing Activities
Issuance (repurchase) of common shares	—	—	(2)	—	(2)
Tax benefit from stock-based compensation	—	—	12	—	12
Retirement of long-term debt	—	—	(3)	—	(3)
Increase (decrease) in bank overdrafts	—	4		—	4
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivables	—	24	173	—	197
Net increase (decrease) in short-term borrowings secured by accounts receivables	—	—	20	—	20
Intercompany dividends and net increase (decrease) in intercompany obligations	233	(55)	(178)	—	—
Capital contribution from noncontrolling interest partners	—	1	—	—	1
Net cash provided (used) by financing activities	233	(26)	22	—	229
Effect of foreign exchange rate changes on cash and cash equivalents	—	(6)	—	—	(6)
Increase (decrease) in cash and cash equivalents	(4)	(4)	—	—	(8)
Cash and cash equivalents, January 1	6	269	—	—	275
Cash and cash equivalents, March 31 (Note)	$2	$265	$—	$—	$267

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2013
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$(102)	$15	$(5)	$—	$(92)
Investing Activities
Proceeds from sale of assets	—	2	—	—	2
Cash payments for plant, property, and equipment	(32)	(38)	—	—	(70)
Cash payments for software related intangible assets	(3)	(3)	—	—	(6)
Changes in restricted cash	—	(9)			(9)
Net cash used by investing activities	(35)	(48)	—	—	(83)
Financing Activities
Issuance of common shares	—	—	1	—	1
Retirement of long-term debt	—	—	(5)	—	(5)
Increase (decrease) in bank overdrafts	—	(9)	—	—	(9)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	—	3	188	—	191
Intercompany dividends and net increase (decrease) in intercompany obligations	137	42	(179)	—	—
Net cash provided by financing activities	137	36	5	—	178
Effect of foreign exchange rate changes on cash and cash equivalents	—	7	—	—	7
Increase (decrease) in cash and cash equivalents	—	10	—	—	10
Cash and cash equivalents, January 1	4	219	—	—	223
Cash and cash equivalents, March 31 (Note)	$4	$229	$—	$—	$233

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As you read the following review of our financial condition and results of operations, you should also read our condensed consolidated financial statements and related notes beginning on page 6.
Executive Summary
We are one of the world's leading manufacturers of clean air and ride performance products and systems for light vehicle, commercial truck and off-highway applications. We serve both original equipment (OE) vehicle designers and manufacturers and the repair and replacement markets, or aftermarket, globally through leading brands, including Monroe®, Rancho®, Clevite® Elastomers, Marzocchi®, Axios™, Kinetic™ and Fric-Rot™ ride performance products and Walker®, XNOx™, Fonos™, DynoMax®, and Thrush™ clean air products. We serve more than 65 different original equipment manufacturers and commercial truck and off-highway engine manufacturers, and our products are included on nine of the top 10 car models produced for sale in Europe and eight of the top 10 light truck models produced for sale in North America for 2013. Our aftermarket customers are comprised of full-line and specialty warehouse distributors, retailers, jobbers, installer chains and car dealers. As of December 31, 2013, we operated 89 manufacturing facilities worldwide and employed approximately 26,000 people to service our customers' demands.
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
For the first quarter of 2014, light vehicle production was up six percent in North America, 10 percent in China and seven percent in Europe. Light vehicle production was down eight percent in South America, 10 percent in India and seven percent in Australia in the first quarter of 2014 when compared to the first quarter of 2013.
Total revenues for the first quarter of 2014 were $2,094 million, up from $1,903 million in the first quarter of 2013. Excluding the impact of currency and substrate sales, revenue was up $184 million, or 13 percent, from $1,449 million to $1,633 million, driven primarily by stronger global OE light vehicle volumes, higher OE commercial truck, off-highway and other revenue in all reporting segments and increased aftermarket Ride Performance sales in Europe and South America.
Cost of sales (exclusive of depreciation and amortization): Cost of sales for the first quarter of 2014 was $1,754 million, or 83.8 percent of sales, compared to $1,604 million, or 84.3 percent of sales in the first quarter of 2013. The following table lists the primary drivers behind the change in cost of sales ($ millions).

Quarter ended March 31, 2013	$1,604
Volume and mix	163
Material	(7)
Currency exchange rates	(15)
Restructuring	3
Other Costs	6
Quarter ended March 31, 2014	$1,754

The increase in cost of sales was due primarily to the year-over-year increase in volume, higher restructuring costs and other costs, mainly manufacturing, partially offset by lower net material costs and the impact of currency exchange rates.
Gross margin: Revenue less cost of sales for the first quarter of 2014 was $340 million, or 16.2 percent, versus $299 million, or 15.7 percent, in the first quarter of 2013. The effect on gross margin resulting from higher volumes was partially offset by higher restructuring expenses, other costs, mainly manufacturing and negative currency.
Engineering, research and development: Engineering, research and development expense was $42 million and $35 million in the first quarters of 2014 and 2013, respectively. Increased spending to support customer programs drove the year-over-year increase.

Selling, general and administrative: Selling, general and administrative expense was up $13 million in the first quarter of 2014, at $132 million, compared to $119 million in the first quarter of 2013. The year-over-year increase is due to higher compensation related accruals, growth in emerging markets and other corporate expenses.
Depreciation and amortization: Depreciation and amortization expense was $51 million in the first quarter of 2014, compared to $50 million in the first quarter of 2013.
Earnings before interest expense, taxes and noncontrolling interests (“EBIT”) were $113 million for the first quarter of 2014, an increase of $20 million when compared to $93 million in the first quarter of the prior year. Higher light vehicle volumes globally, commercial truck and off-highway revenue growth, new platforms and an increase in commercial vehicle content, higher Ride Performance aftermarket sales and strong operational performance were partially offset by higher restructuring and related expenses, higher engineering expense, a $7 million adjustment to workers' compensation reserves and $5 million negative currency.
Results from Operations
The tables below reflect our revenues for the first quarters of 2014 and 2013. We show the component of our OE revenue represented by substrate sales. While we generally have primary design, engineering and manufacturing responsibility for OE emission control systems, we do not manufacture substrates. Substrates are porous ceramic filters coated with a catalyst - typically, precious metals such as platinum, palladium and rhodium. These are supplied to us by Tier 2 suppliers generally as directed by our OE customers. We generally earn a small margin on these components of the system. As the need for more sophisticated emission control solutions increases to meet more stringent environmental regulations, and as we capture more diesel aftertreatment business, these substrate components have been increasing as a percentage of our revenue. While these substrates dilute our gross margin percentage, they are a necessary component of an emission control system.
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
Additionally, we present these reconciliations of revenues in order to reflect value-add revenues without the effect of changes in foreign currency rates. We have not reflected any currency impact in the 2013 table since this is the base period for measuring the effects of currency during 2014 on our operations. We believe investors find this information useful in understanding period-to-period comparisons in our revenues.

Net Sales and Operating Revenues for the Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31, 2014
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$698	$264	$434	$(1)	$435
Europe, South America & India	506	172	334	(1)	335
Asia Pacific	240	48	192	—	192
Total Clean Air Division	1,444	484	960	(2)	962
Ride Performance Division
North America	335	—	335	(4)	339
Europe, South America & India	263	—	263	(15)	278
Asia Pacific	52	—	52	(2)	54
Total Ride Performance Division	650	—	650	(21)	671
Total Tenneco Inc.	$2,094	$484	$1,610	$(23)	$1,633

	Three Months Ended March 31, 2013
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$646	$260	$386	$—	$386
Europe, South America & India	467	169	298	—	298
Asia Pacific	183	25	158	—	158
Total Clean Air Division	1,296	454	842	—	842
Ride Performance Division
North America	307	—	307	—	307
Europe, South America & India	252	—	252	—	252
Asia Pacific	48	—	48	—	48
Total Ride Performance Division	607	—	607	—	607
Total Tenneco Inc.	$1,903	$454	$1,449	$—	$1,449

	Three Months Ended March 31, 2014 Versus Three Months Ended March 31, 2013 Dollar and Percent Increase (Decrease)
	Revenues	Percent	Value-add Revenues excluding Currency	Percent
	(Millions Except Percent Amounts)
Clean Air Division
North America	$52	8%	$49	13%
Europe, South America & India	39	8%	37	12%
Asia Pacific	57	31%	34	22%
Total Clean Air Division	148	11%	120	14%
Ride Performance Division
North America	28	9%	32	10%
Europe, South America & India	11	4%	26	10%
Asia Pacific	4	8%	6	13%
Total Ride Performance Division	43	7%	64	11%
Total Tenneco Inc.	$191	10%	$184	13%

Light Vehicle Industry Production by Region for Three Months Ended March 31, 2014 and 2013 (According to IHS Automotive, April 2014)

	Three Months Ended March 31,
	2014	2013	Increase (Decrease)	% Increase (Decrease)
	(Number of Vehicles in Thousands)
North America	4,245	4,015	230	6%
Europe	5,161	4,820	341	7%
South America	940	1,020	(80)	(8)%
India	922	1,025	(103)	(10)%
Total Europe, South America & India	7,023	6,865	158	2%
China	5,645	5,111	534	10%
Australia	43	46	(3)	(7)%
Clean Air revenue was up $148 million in the first quarter of 2014 compared to the first quarter of 2013, driven by higher sales in all the regions. The increase in North American revenues was driven by higher light vehicle volumes, new platform launches and increased off-highway revenues, which accounted for $59 million of the year-over-year change in revenues. Currency had a $1 million unfavorable impact on North American revenues. The increase in European, South American and Indian revenues was mostly driven by higher volumes of $38 million, mainly due to higher year-over-year light vehicle and commercial truck and off-highway vehicle revenues in Europe. Currency had a $2 million favorable impact on European, South American and Indian revenues. The increase in Asia Pacific revenues was primarily driven by higher volumes of $61 million, mostly due to higher light vehicle production, new programs and commercial truck volumes in China. Currency had no impact on Asia Pacific revenues.
Ride Performance revenue was up $43 million in the first quarter of 2014 compared to the first quarter of 2013, primarily driven by higher volumes in all the regions. The increase in North American revenues was primarily driven by higher volumes and mix of $31 million due to light vehicle and commercial truck volume growth. Currency had a $4 million unfavorable impact on North American revenues. The increase in European, South American and Indian revenues was primarily driven by higher volumes of $21 million due to Europe and South America aftermarket sales growth and increased volumes in Europe light vehicle and commercial truck. Currency had a $15 million unfavorable impact on European, South American and Indian revenues. The increase in Asia Pacific revenues was driven by higher volumes of $7 million, mostly due to higher light vehicle production volumes in China. Currency had a $2 million unfavorable impact on Asia Pacific revenues.

Earnings before Interest Expense, Income Taxes and Noncontrolling Interests (“EBIT”) for the Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31,		Change
	2014	2013
	(Millions)
Clean Air Division
North America	$56	$49	$7
Europe, South America & India	9	11	(2)
Asia Pacific	20	15	5
Total Clean Air Division	85	75	10
Ride Performance Division
North America	30	25	5
Europe, South America & India	16	10	6
Asia Pacific	7	4	3
Total Ride Performance Division	53	39	14
Other	(25)	(21)	(4)
Total Tenneco Inc.	$113	$93	$20
The EBIT results shown in the preceding table include the following items, certain of which are discussed below under “Restructuring and Other Charges,” which have an effect on the comparability of EBIT results between periods:

	Three Months Ended March 31,
	2014	2013
	(Millions)
Clean Air Division
Europe, South America & India
Restructuring and related expenses	$8	$1
Asia Pacific
Restructuring and related expenses	—	2
Total Clean Air Division	$8	$3
Ride Performance Division
Europe, South America & India
Restructuring and related expenses	2	1
Total Ride Performance Division	$2	$1
EBIT for the Clean Air division was $85 million in the first quarter of 2014 compared to $75 million in the first quarter a year ago. EBIT for North America increased $7 million to $56 million in the first quarter of 2014 versus the first quarter of 2013. EBIT benefited from higher light vehicle and off-highway revenue, ramp up on new platforms, operational cost improvements and positive currency, offset by higher engineering investments. Europe, South America and India's EBIT decreased $2 million in the first quarter of 2014 to $9 million from $11 million in the first quarter of 2013. The decrease was driven by higher restructuring and related expenses and negative currency, partially offset by higher OE revenue and new platforms in Europe and year-over-year restructuring savings. EBIT for Asia Pacific increased $5 million to $20 million in the first quarter of 2014 from $15 million in the first quarter of 2013. EBIT benefited from higher light vehicle production volumes, new platforms, higher commercial truck revenues in China, lower restructuring and related expenses and restructuring savings in Australia, partially offset by negative currency. For the Clean Air division, restructuring and related expenses of $8 million were included in EBIT for the first quarter of 2014 and $3 million for the same period in 2013. Currency had a $1 million unfavorable impact on EBIT of the Clean Air division for 2014 when compared to last year.
EBIT for the Ride Performance division was $53 million in the first quarter of 2014 compared to $39 million in the first quarter a year ago. EBIT for North America increased $5 million in the first quarter of 2014 to $30 million from $25 million in the first quarter of 2013. The benefits of increased light vehicle and commercial truck volumes and positive aftermarket product mix were partially offset by unfavorable currency. Europe, South America and India's EBIT was $16 million in the first quarter of 2014, compared to $10 million in the first quarter a year ago. The increase was driven by higher aftermarket revenues, increased light vehicle and commercial truck volumes in Europe and year-over-year restructuring savings, partially offset by higher restructuring costs and negative currency. EBIT for Asia Pacific increased $3 million to $7 million in the first quarter of

2014 from $4 million in the first quarter of 2013. EBIT benefited from higher light vehicle production volumes in China and operational cost improvements, partially offset by negative currency. For the Ride Performance division, restructuring and related expenses of $2 million were included in EBIT for the first quarter of 2014 and $1 million for the same period in 2013. Currency had a $4 million unfavorable impact on EBIT of the Ride Performance division for 2014 when compared to last year. EBIT for the Ride Performance division also included a $7 million expense to adjust workers' compensation reserves.
Currency had a $5 million unfavorable impact on overall company EBIT for the first quarter of 2014 as compared to the prior year's first quarter.
EBIT as a Percentage of Revenue for the Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31,
	2014	2013
Clean Air Division
North America	8%	8%
Europe, South America & India	2%	2%
Asia Pacific	8%	8%
Total Clean Air Division	6%	6%
Ride Performance Division
North America	9%	8%
Europe, South America & India	6%	4%
Asia Pacific	13%	8%
Total Ride Performance Division	8%	6%
Total Tenneco Inc.	5%	5%

In the Clean Air division, EBIT as a percentage of revenues for the first quarter of 2014 was even compared to last year's first quarter. In North America, EBIT as a percentage of revenues for the first quarter of 2014 was even compared to last year's first quarter due to higher light vehicle and off-highway revenues, ramp up on new platforms, operational improvements and positive currency, offset by higher engineering investments. Europe, South America and India's EBIT as a percentage of revenues for the first quarter of 2014 was even compared to the prior year's first quarter due to higher OE revenue and new platforms in Europe and year-over-year restructuring savings, offset by higher restructuring and related expenses and negative currency. EBIT as a percentage of revenues for Asia Pacific in the first quarter of 2014 was even compared to the first quarter of 2013 due to a higher light vehicle production volumes, new platforms, higher commercial truck revenues in China, lower restructuring and related expenses and restructuring savings in Australia, offset by negative currency.

In the Ride Performance division, EBIT as a percentage of revenues was up two percent points compared to the prior year's first quarter. In the first quarter of 2014, EBIT as a percentage of revenues for North America was up one percentage point compared to the first quarter of 2013. The benefits of increased light vehicle and commercial truck volumes and positive aftermarket product mix were partially offset by unfavorable currency. EBIT as a percentage of revenues in Europe, South America and India was up two percentage points in the first quarter of 2014 when compared to the prior year's first quarter due to higher aftermarket revenues, increased light vehicle and commercial truck volumes in Europe and year-over-year restructuring savings, partially offset by higher restructuring costs and negative currency. In Asia Pacific, EBIT as a percentage of revenues for the first quarter of 2014 was up five percentage points from last year's first quarter due to higher light vehicle production volumes in China and operational cost improvements, partially offset by negative currency.
Interest Expense, Net of Interest Capitalized
We reported interest expense in the first quarter of 2014 of $19 million (all in our U.S. operations) net of interest capitalized of $1 million, down from $20 million ($19 million in our U.S. operations and $1 million in our foreign operations) net of interest capitalized of $1 million in the first quarter of 2013. Interest expense decreased by $1 million in the first quarter of 2014 compared to the prior year's first quarter.
On March 31, 2014, we had $733 million in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed through December 2020, $225 million is fixed through August 2018, and the remainder is fixed from 2015 through 2025. We also have $478 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” later in this Management’s Discussion and Analysis.

Income Taxes
We reported income tax expense of $40 million and $12 million in the three month periods ended March 31, 2014 and 2013, respectively. The tax expense recorded in the first three months of 2013 included a net tax benefit of $13 million for tax adjustments primarily related to recognizing a U.S. tax benefit for foreign taxes and changes to prior year estimates. U.S. tax benefit for foreign taxes is driven by our ability to claim a U.S. foreign tax credit beginning in 2013. The U.S. foreign tax credit law provides for a credit against U.S. taxes otherwise payable for foreign taxes paid with regard to dividends, interest and royalties paid to us in the U.S.
In 2012, we reversed the tax valuation allowance against our net deferred tax assets in the U.S. based on operating improvements we had made, the outlook for light and commercial vehicle production in the U.S. and the positive impact this should have on our U.S. operations. We now have a federal net operating loss ("NOL") at March 31, 2014 of $5 million, which expires in 2030. We expect to fully utilize our federal NOL in 2014. The state NOLs expire in various tax years through 2032.
 The valuation allowances recorded against deferred tax assets will impact our provision for income taxes until the valuation allowances are released. Our provision for income taxes will include no tax benefit for losses incurred and no tax expense with respect to income generated in these jurisdictions until the respective valuation allowance is eliminated.
Restructuring and Other Charges
Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. In 2013, we incurred $78 million in restructuring and related costs, primarily related to European cost reduction efforts including non-cash asset write downs of $3 million, our exit from the distribution of aftermarket exhaust products and ending production of leaf springs in Australia, headcount reductions in various regions, and the net impact of freezing our defined benefit plans in the United Kingdom, of which $70 million was recorded in cost of sales, $6 million in SG&A, $1 million in engineering expense and $1 million in other expense. In the first quarter of 2014, we incurred $10 million in restructuring and related costs, primarily related to European cost reduction efforts including non-cash asset write downs off $1 million, all of which was recorded in cost of sales. In the first quarter of 2013, we incurred $4 million in restructuring and related costs, primarily related to European cost reduction efforts and the costs to exit the distribution of aftermarket exhaust products in Australia, of which $3 million was recorded in cost of sales and $1 million of was recorded in SG&A.
Amounts related to activities that are part of our restructuring reserves are as follows:

	December 31, 2013 Restructuring Reserve	2014 Expenses	2014 Cash Payments	March 31, 2014 Restructuring Reserve
	(Millions)
Employee Severance, Termination Benefits and Other Related Costs	$44	9	(5)	$48
Under the terms of our senior credit agreement, we are allowed to exclude $80 million of cash charges and expenses, before taxes, related to cost reduction initiatives incurred after March 22, 2012 from the calculation of the financial covenant ratios required under our senior credit facility. As of December 31, 2013, we had excluded all allowable charges relating to restructuring initiatives against the $80 million available under the terms of the senior credit facility.
On January 31, 2013, we announced our intent to reduce structural costs in Europe by approximately $60 million annually, and anticipate related costs of approximately $120 million, which includes the closing of the Vittaryd facility in Sweden that we announced in September 2012 and a $7 million charge recorded in the fourth quarter of 2012 related to the impairment of certain assets in the European ride performance business. The $120 million of anticipated costs includes approximately $20 million of non-cash asset write downs, the cost of relocating tooling, equipment and production to other facilities, severance and retention payments to employees and other costs related to these actions. Any plans affecting our European hourly and salaried workforce would be subject to consultation with the relevant employee representatives. We incurred $78 million in restructuring and related costs in 2013, of which $69 million was related to this initiative including $3 million for non-cash asset write downs. In the first quarter of 2014, we incurred $10 million in restructuring and related costs, all of which was related to this initiative including $1 million for non-cash asset write downs. We expect that most of the remaining expense will be recorded in 2014, and that the Company will reach a full savings run rate in 2016. As part of our European structural cost reduction initiative, on September 5, 2013 we announced our intent to close our ride performance plant in Gijon, Spain and reduce the workforce at our ride performance plant in Sint-Truiden, Belgium. The actions were subject to consultation with the relevant employee representatives and in total would eliminate approximately 480 jobs in

Western Europe while allowing the most efficient use of our capital assets and production capacity across the region. We concluded the consultation period with employee representatives at Gijon without having reached agreement and on December 17, 2013 notified the Gijon employees' works council that the Company was proceeding with the plant closure. Employee terminations at Gijon were completed by the end of 2013. During the first quarter of 2014, the employees' works council filed suit challenging the decision to close the Gijon plant and local High Court of Justice of Asturias ruled in favor of the employees' works council. On February 25, 2014, we announced the intention of the Company to appeal that decision to the Supreme Court of Spain in Madrid, and at the same time we are working closely with local and European government officials to reach a solution that will address the challenge to our restructuring plan by the Gijon plant's employees' works council. Negotiations with employee representatives at Sint-Truiden are continuing. Our estimate of total charges related to the actions at the Gijon and Sint-Truiden plants remains unchanged from what was announced previously. We expect total charges of $63 million related to these actions, $57 million of cash expenditures (which consist of severance and related payments to employees, the cost of relocating tooling, equipment and production to other facilities and other costs related to these actions) and $6 million of non-cash asset write downs. We recorded $60 million in 2013 and $2 million in the first quarter of 2014 related to these actions at Gijon and Sint-Truiden. In the first quarter of 2014, we announced and finalized the closure of the clean air just-in-time plant in Iwuy, France, due to reduced demand for the plant's products. The actions were subject to the required consultation process with the relevant employee representatives.
Earnings Per Share
We reported net income attributable to Tenneco Inc. of $46 million or $0.75 per diluted common share for the first quarter of 2014. Included in the results for the first quarter of 2014 were negative impacts from expenses related to our restructuring activities. The net impact of these items decreased earnings per diluted share by $0.16. We reported net income attributable to Tenneco Inc. of $54 million or $0.88 per diluted common share for the first quarter of 2013. Included in the results for the first quarter of 2013 were negative impacts from expenses related to our restructuring activities, which were more than offset by net tax benefits. The net impact of these items increased earnings per diluted share by $0.16.
Dividends on Common Stock
On January 10, 2001, our Board of Directors eliminated the quarterly dividend on our common stock. There are no current plans to reinstate a dividend on our common stock.
Cash Flows for the Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31,
	2014	2013
	(Millions)
Cash provided (used) by:
Operating activities	$(140)	$(92)
Investing activities	(91)	(83)
Financing activities	229	178
Operating Activities
For the first quarter of 2014, operating activities used $140 million in cash compared to $92 million in cash used during last year’s first quarter. Compared to the prior year, the greater use of cash from operations was primarily driven by working capital investment to support business growth. For the first quarter of 2014, cash used for working capital was $244 million versus $197 million of cash used for working capital in the first quarter of 2013. Receivables were a use of cash of $234 million in the first quarter of 2014 compared to a use of cash of $176 million in the prior year’s first quarter. Inventory represented a cash outflow of $81 million during the first quarter of 2014, compared to a cash outflow of $40 million for last year’s first quarter. Accounts payable provided $87 million of cash for the quarter ended March 31, 2014, compared to cash provided of $77 million for the quarter ended March 31, 2013. Cash taxes were $21 million for the first quarter of 2014 compared to $25 million in the prior year’s first quarter.
Investing Activities
Cash used for investing activities was $91 million in the first quarter of 2014 compared to cash used of $83 million in the same period a year ago. Cash payments for plant, property and equipment were $83 million in the first quarter of 2014 versus payments of $70 million in the first quarter of 2013, an increase of $13 million. The majority of the spending was to support continued growth in the Clean Air business. Cash payments for software-related intangible assets were $7 million and $6 million, respectively, for the first quarters of 2014 and 2013. Changes in restricted cash were a use of cash of $1 million and $9 million in the first quarter of 2014 and 2013, respectively.

Financing Activities
Cash flow from financing activities was an inflow of $229 million for the quarter ending March 31, 2014 compared to an inflow of $178 million for the quarter ending March 31, 2013. Borrowings under our revolving credit facility were $251 million at March 31, 2014 and $280 million at March 31, 2013. At March 31, 2014, there was $30 million borrowed under the North American accounts receivable securitization programs, whereas at March 31, 2013, there was $50 million outstanding.
Outlook
For the second quarter, IHS forecasts global light vehicle production to increase two percent year-over-year in the regions where we operate. This includes IHS estimates of year-over-year increases in North America (two percent), China (11 percent) and India (six percent). Europe is forecasted to be down one percent, South America down 26 percent and Australia is expected to decrease three percent.
We expect to outpace global light vehicle production in the second quarter with our strong platform position globally. Commercial truck and off-highway equipment revenue is expected to increase consistent with the full-year revenue growth estimate of 20 percent to 30 percent, driven by new business and incremental content launching on current platforms. We also expect steady performance from our global aftermarket business, up slightly in the second quarter versus last year with some growth in North America and Europe.
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
Revenue Recognition
We recognize revenue for sales to our original equipment and aftermarket customers when title and risk of loss passes to the customers under the terms of our arrangements with those customers, which is usually at the time of shipment from our plants or distribution centers. Generally, in connection with the sale of exhaust systems to certain original equipment manufacturers, we purchase catalytic converters and diesel particulate filters or components thereof including precious metals (“substrates”) on behalf of our customers which are used in the assembled system. These substrates are included in our inventory and “passed through” to the customer at our cost, plus a small margin, since we take title to the inventory and are responsible for both the delivery and quality of the finished product. Revenues recognized for substrate sales were $484 million and $454 million for the first three months of 2014 and 2013, respectively. For our aftermarket customers, we provide for promotional incentives and returns at the time of sale. Estimates are based upon the terms of the incentives and historical experience with returns. Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis. Shipping and handling costs billed to customers are included in revenues and the related costs are included in cost of sales in our condensed consolidated statements of income.
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
Pre-production Design and Development and Tooling Assets
We expense pre-production design and development costs as incurred unless we have a contractual guarantee for reimbursement from the original equipment customer. Unbilled pre-production design and development costs recorded in prepayments and other and long-term receivables totaled $33 million and $30 million at March 31, 2014 and December 31, 2013, respectively. In addition, plant, property and equipment included $63 million and $59 million at March 31, 2014 and December 31, 2013, respectively, for original equipment tools and dies that we own, and prepayments and other included $100 million and $86 million at March 31, 2014 and December 31, 2013, respectively, for in-process tools and dies that we are building for our original equipment customers.
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
For interim tax reporting we estimate our annual effective tax rate and apply it to our year to date ordinary income. Jurisdictions with a projected loss for the year or an actual year-to-date loss where no tax benefit can be recognized due to a valuation allowance are excluded from the estimated annual effective tax rate. The impact of including these jurisdictions on the quarterly effective rate calculation could result in a higher or lower effective tax rate during a particular quarter due to the mix and timing of actual earnings versus annual projections. The tax effects of certain unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.
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
In the fourth quarter of 2013, the estimated fair value of each of our reporting units exceeded the carrying value of their assets and liabilities as of the testing date.
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

Our approach to establishing the discount rate assumption for both our domestic and foreign plans is generally based on the yield on high-quality corporate fixed-income investments. At the end of each year, the discount rate is determined using the results of bond yield curve models based on a portfolio of high quality bonds matching the notional cash inflows with the expected benefit payments for each significant benefit plan. Based on this approach, we raised the weighted average discount rate for all our pension plans to 4.6 percent in 2014 from 4.1 percent in 2013. The discount rate for postretirement benefits was raised to 4.8 percent in 2014 from 4.1 percent in 2013.
Our approach to determining expected return on plan asset assumptions evaluates both historical returns as well as estimates of future returns, and is adjusted for any expected changes in the long-term outlook for the equity and fixed income markets. As a result, our estimate of the weighted average long-term rate of return on plan assets for all of our pension plans remained unchanged at 6.9 percent for 2014.
Except in the U.K., our pension plans generally do not require employee contributions. Our policy is to fund our pension plans in accordance with applicable U.S. and foreign government regulations and to make additional payments as funds are available to achieve full funding of the accumulated benefit obligation. As of March 31, 2014, all legal funding requirements have been met.
New Accounting Pronouncements
Note 11 in our notes to condensed consolidated financial statements located in Part I Item 1 of this Form 10-Q is incorporated herein for reference.

Liquidity and Capital Resources
Capitalization

	March 31, 2014	December 31, 2013	% Change
	(Millions)
Short-term debt and maturities classified as current	$106	$83	28%
Long-term debt	1,209	1,019	19
Total debt	1,315	1,102	19
Total redeemable noncontrolling interests	25	20	25
Total noncontrolling interests	42	39	8
Tenneco Inc. shareholders’ equity	491	433	13
Total equity	533	472	13
Total capitalization	$1,873	$1,594	18
General. Short-term debt, which includes maturities classified as current, borrowings by foreign subsidiaries, and borrowings securitized by our North American accounts receivable securitization program, was $106 million and $83 million as of March 31, 2014 and December 31, 2013, respectively. Borrowings under our revolving credit facilities, which are classified as long-term debt, were $251 million and $58 million at March 31, 2014 and December 31, 2013, respectively.
The 2014 year-to-date increase in Tenneco Inc. shareholders' equity primarily resulted from net income attributable to Tenneco Inc. of $46 million, a $3 million increase related to pension and postretirement benefits, a $15 million increase in premium on common stock and other capital surplus relating to common stock issued pursuant to benefit plans, partially offset by a $6 million decrease caused by the impact of changes in foreign exchange rates on the translation of financial statements of our foreign subsidiaries into U.S. dollars.
Overview. Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions. The arrangement is secured by substantially all our domestic assets and pledges of up to 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries.
On March 22, 2012, we completed an amendment and restatement of our senior credit facility by increasing the amount and extending the maturity date of our revolving credit facility and adding a new Tranche A Term Facility. As of March 31, 2014, the senior credit facility provides us with a total revolving credit facility size of $850 million and had a $225 million balance outstanding under the Tranche A Term Facility, both of which will mature on March 22, 2017. Funds may be borrowed, repaid and re-borrowed under the revolving credit facility without premium or penalty. The revolving credit facility is reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. Outstanding letters of credit reduce our availability to enter into revolving loans under the facility. We are required to make quarterly principal payments under the Tranche A Term Facility of $6.3 million beginning June 30, 2014 through March 31, 2015, $9.4 million beginning June 30, 2015 through March 31, 2016, $12.5 million beginning June 30, 2016 through

December 31, 2016 and a final payment of $125 million is due on March 22, 2017. We have excluded the required payments, within the next twelve months, under the Tranche A Term Facility totaling $25 million from current liabilities as of March 31, 2014, because we have the intent and ability to refinance the obligations on a long-term basis by using our revolving credit facility.
At March 31, 2014, of the $850 million available under the revolving credit facility, we had unused borrowing capacity of $562 million with $251 million in outstanding borrowings and $37 million in outstanding letters of credit. As of March 31, 2014, our outstanding debt also included $225 million related to our Tranche A Term Facility which is subject to quarterly principal payments as described above through March 22, 2017, $225 million of 7.75 percent senior notes due August 15, 2018, $500 million of 6.875 percent senior notes due December 15, 2020, and $114 million of other debt.
Senior Credit Facility — Interest Rates and Fees. Beginning March 22, 2012, our Tranche A Term Facility and revolving credit facility bear interest at an annual rate equal to, at our option, either (i) London Interbank Offered Rate (“LIBOR”) plus a margin of 250 basis points, or (ii) a rate consisting of the greater of (a) the JPMorgan Chase prime rate plus a margin of 150 basis points, (b) the Federal Funds rate plus 50 basis points plus a margin of 150 basis points, and (c) the Eurodollar Rate plus 100 basis points plus a margin of 150 basis points. The margin we pay on these borrowings will be reduced by a total of 25 basis points below the original margin following each fiscal quarter for which our consolidated net leverage ratio is less than 1.50 or will be increased by a total of 25 basis points above the original margin if our consolidated net leverage ratio is greater than or equal to 2.50. We also pay a commitment fee equal to 40 basis points. In February 2014, the margin we pay on borrowing decreased by 25 basis points below the original margin, as a result of a decrease in our consolidated net leverage ratio to1.39 at December 31, 2013. As of March 31, 2014, our net leverage ratio was 1.63 resulting in an increase of 25 basis points back to 250 basis points.
Senior Credit Facility — Other Terms and Conditions. Our senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA, as defined in the senior credit facility agreement), and consolidated interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined under the senior credit facility agreement) at the end of each period indicated. Failure to maintain these ratios will result in a default under our senior credit facility. The financial ratios required under the amended and restated senior credit facility and, the actual ratios we achieved for the first quarter of 2014, are as follows:

	March 31, 2014
	Required	Actual
Leverage Ratio (maximum)	3.50	1.63
Interest Coverage Ratio (minimum)	2.75	10.39
The senior credit facility includes a maximum leverage ratio covenant of 3.50 and a minimum interest coverage ratio of 2.75 through March 22, 2017.
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
As of March 31, 2014, we were in compliance with all the financial covenants and operational restrictions of the senior credit facility. Our senior credit facility does not contain any terms that could accelerate payment of the facility or affect pricing under the facility as a result of a credit rating agency downgrade.
Senior Notes. As of March 31, 2014, our outstanding senior notes also included $225 million of 7.75 percent senior notes due August 15, 2018 and $500 million of 6.875 percent senior notes due December 15, 2020. Under the indentures governing the notes, we are permitted to redeem some or all of the remaining senior notes at specified prices that decline to par over a specified period at any time on and after August 15, 2014 in the case of the senior notes due 2018, and December 15, 2015 in the case of the senior notes due 2020. In addition, prior to such dates the notes may also be redeemed at a price generally equal to 100 percent of the principal amount thereof plus a premium based on the present values of the remaining payments due to the noteholders. If we sell certain of our assets or experience specified kinds of changes in control, we must offer to repurchase the notes due 2018 and 2020 at 101 percent of the principal amount thereof plus accrued and unpaid interest.
Our senior notes require that, as a condition precedent to incurring certain types of indebtedness not otherwise permitted, our consolidated fixed charge coverage ratio, as calculated on a pro forma basis, be greater than 2.00. The indentures also contain restrictions on our operations, including limitations on: (i) incurring additional indebtedness or liens; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; (v) asset sales and (vi) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. As of March 31, 2014, we were in compliance with the covenants and restrictions of these indentures.
Accounts Receivable Securitization. We securitize some of our accounts receivable on a limited recourse basis in North America and Europe. As servicer under these accounts receivable securitization programs, we are responsible for performing all accounts receivable administration functions for these securitized financial assets including collections and processing of customer invoice adjustments. In North America, we have an accounts receivable securitization program with three commercial banks comprised of a first priority facility and a second priority facility. We securitize original equipment and aftermarket receivables on a daily basis under the bank program. In March 2014, the North American program was amended and extended to March 20, 2015. The first priority facility continues to provide financing of up to $110 million and the second priority facility, which is subordinated to the first priority facility, continues to provide up to an additional $40 million of financing. Both facilities monetize accounts receivable generated in the U.S. and Canada that meet certain eligibility requirements. The second priority facility also monetizes certain accounts receivable generated in the U.S. or Canada that would otherwise be ineligible under the first priority securitization facility. The amount of outstanding third-party investments in our securitized accounts receivable under the North American program was $30 million at March 31, 2014 and $10 million at December 31, 2013.
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
We also securitize receivables in our European operations with regional banks in Europe under various separate facilities. The commitments for these arrangements are generally for one year, but some may be cancelled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon 15 days, or less, notification. The amount of outstanding third-party investments in our securitized accounts receivable in Europe was $175 million and $134 million at March 31, 2014 and December 31, 2013, respectively.

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
In our North American accounts receivable securitization programs, we transfer a partial interest in a pool of receivables and the interest that we retain is subordinate to the transferred interest. Accordingly, we account for our North American securitization program as a secured borrowing. In our European programs, we transfer accounts receivables in their entirety to the acquiring entities and satisfy all of the conditions established under ASC Topic 860, “Transfers and Servicing,” to report the transfer of financial assets in their entirety as a sale. The proceeds received in exchange for the transfer of accounts receivable under our European securitization programs approximates the fair value of such receivables. We recognized less than $1 million interest expense in each of the three month periods ended March 31, 2014 and 2013, respectively, relating to our North American securitization program. In addition, we recognized a loss of $1 million in each of the three month periods ended March 31, 2014 and 2013, respectively, on the sale of trade accounts receivable in our European accounts receivable securitization programs, representing the discount from book values at which these receivables were sold to our banks. The discount rate varies based on funding costs incurred by our banks, which averaged approximately three percent during both the first three months of 2014 and 2013, respectively.
Negotiable Financial Instruments. One of our European subsidiaries receives payment from one of its customers whereby the accounts receivable are satisfied through the delivery of negotiable financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets. The amount of these financial instruments that was collected before their maturity date and sold at a discount totaled $6 million and $5 million at March 31, 2014 and December 31, 2013, respectively. No negotiable financial instruments were held by our European subsidiary as of March 31, 2014 or December 31, 2013.
In certain instances, several of our Chinese subsidiaries receive payment from customers and satisfy vendor payments through the receipt and delivery of negotiable financial instruments. Financial instruments issued to satisfy vendor payables and not redeemed totaled $21 million and $13 million at March 31, 2014 and December 31, 2013, respectively, and were classified as notes payable. Financial instruments received from customers and not redeemed totaled $20 million and $12 million at March 31, 2014 and December 31, 2013, respectively. We classify financial instruments received from our customers as other current assets if issued by a financial institution of our customers or as customer notes and accounts, net if issued by our customer. We classified $20 million and $12 million in other current assets at March 31, 2014 and December 31, 2013, respectively. Some of our Chinese subsidiaries that issue their own negotiable financial instruments to pay vendors are required to maintain a cash balance if they exceed certain credit limits with the financial institution that guarantees those financial instruments. A restricted cash balance was required at those Chinese subsidiaries at March 31, 2014 for less than $1 million and was not required December 31, 2013.
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
Supply Chain Financing. Near the end of the second quarter of 2013 certain of our suppliers in the U.S. extended their payment terms to Tenneco. The liquidity benefit to Tenneco from the extended payment terms totaled $11 million at March 31, 2014. These suppliers also began participating in a supply chain financing program under which they securitize their accounts receivables from Tenneco with two financial institutions. The financial institutions participate in the supply chain financing program on an uncommitted basis and can cease purchasing receivables from Tenneco's suppliers at any time. If the financial institutions did not continue to purchase receivables from Tenneco's suppliers under this program, the participating vendors could reduce their payment terms to Tenneco which in turn would cause our borrowings under our revolving credit facility to increase.
Capital Requirements. We believe that cash flows from operations, combined with our cash on hand and available borrowing capacity described above, assuming that we maintain compliance with the financial covenants and other requirements of our loan agreement, will be sufficient to meet our future capital requirements, including debt amortization, capital expenditures, pension contributions, and other operational requirements including cost reduction plans, for the following year. Our ability to meet the financial covenants depends upon a number of operational and economic factors, many of which are beyond our control. In the event that we are unable to meet these financial covenants, in addition to seeking an amendment to our senior credit facility, we would consider several options to meet our cash flow needs. Such actions include additional restructuring initiatives and other cost reductions, sales of assets, reductions to working capital and capital spending, issuance of equity and other alternatives to enhance our financial and operating position. Should we be required to implement any of these actions to meet our cash flow needs, we believe we can do so in a reasonable time frame.

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
In managing our foreign currency exposures, we identify and aggregate existing offsetting positions and then hedge residual exposures through third-party derivative contracts. The fair value of our foreign currency forward contracts was $1 million at March 31, 2014 and is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. The following table summarizes by major currency the notional amounts for our foreign currency forward purchase and sale contracts as of March 31, 2014. All contracts in the following table mature in 2014.

		March 31, 2014
		Notional Amount in Foreign Currency
		(Millions)
Australian dollars	—Purchase	2
British pounds	—Purchase	31
	—Sell	(5)
Canadian dollars	—Purchase	12
	—Sell	(2)
European euro	—Purchase	8
	—Sell	(15)
South African rand	—Purchase	222
Japanese yen	—Purchase	196
	—Sell	(461)
Polish zloty	—Purchase	21
U.S. dollars	—Purchase	16
	—Sell	(84)
Interest Rate Risk
Our financial instruments that are sensitive to market risk for changes in interest rates are primarily our debt securities. We use our revolving credit facility to finance our short-term and long-term capital requirements. We pay a current market rate of interest on these borrowings. Our long-term capital requirements have been financed with long-term debt with original maturity dates ranging from five to ten years. On March 31, 2014, we had $733 million in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed through December 2020, $225 million is fixed through August 2018, and the remainder is fixed from 2015 through 2026. We also have $478 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” earlier in this Management’s Discussion and Analysis.
We estimate that the fair value of our long-term debt at March 31, 2014 was about 105 percent of its book value. A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $6 million.

Environmental Matters, Legal Proceedings and Product Warranties
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
Environmental Matters
We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense costs related to an existing condition caused by past operations that do not contribute to current or future revenue generation. As of March 31, 2014, we have the obligation to remediate or contribute towards the remediation of certain sites, including one Federal Superfund site. At March 31, 2014, our aggregated estimated share of environmental remediation costs for all these sites on a discounted basis was approximately $15 million, of which $3 million is recorded in other current liabilities and $12 million is recorded in deferred credits and other liabilities in our condensed consolidated balance sheet. For those locations where the liability was discounted, the weighted average discount rate used was 2.50 percent. The undiscounted value of the estimated remediation costs was $19 million. Our expected payments of environmental remediation costs are estimated to be approximately $3 million in 2014, $1 million in 2015, $1 million each year beginning 2016 through 2018 and $12 million in aggregate thereafter.
Based on information known to us, we have established reserves that we believe are adequate for these costs. Although we believe these estimates of remediation costs are reasonable and are based on the latest available information, the costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, certain environmental statutes provide that our liability could be joint and several, meaning that we could be required to pay in excess of our share of remediation costs. Our understanding of the financial strength of other potentially responsible parties at these sites has been considered, where appropriate, in our determination of our estimated liability. We do not believe that any potential costs associated with our current status as a potentially responsible party in the Federal Superfund site, or as a liable party at the other locations referenced herein, will be material to our consolidated financial position, results of operations, or liquidity.
Antitrust Investigations
On March 25, 2014, representatives of the European Commission were at Tenneco GmbH's Edenkoben, Germany administrative facility to gather information in connection with an ongoing global antitrust investigation concerning multiple automotive suppliers. On March 25, 2014, we also received a related subpoena from the U.S. Department of Justice. We have cooperated and continue to cooperate fully with these antitrust investigations, and take other actions to minimize our potential exposure. Antitrust law investigations and related matters often continue for several years and can result in significant penalties and liability. At this point, we cannot estimate the ultimate impact on our company from investigations into our antitrust compliance and related matters in light of the uncertainties and many variables involved, and there can be no assurance that the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.
Other Legal Proceedings, Claims and Investigations
We also from time to time are involved in other legal proceedings, claims or investigations. Some of these matters involve allegations of damages against us relating to environmental liabilities (including toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warning issues, and other product liability related matters), taxes, employment matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. Additionally, some of these matters involve allegations relating to legal compliance. For example, one of our Argentine subsidiaries is currently defending against a criminal complaint alleging the failure to comply with laws requiring the proceeds of export transactions to be collected, reported and/or converted to local currency within specified time periods. As another example, in the U.S. we are subject to an audit in 11 states with respect to the payment of unclaimed property to those states, spanning a period as far back as over 30 years. While we vigorously defend ourselves against all of these legal proceedings, claims, and investigations and take other actions to minimize our potential exposure, in future periods, we could be subject to cash costs or charges to earnings if any of these matters are resolved on unfavorable terms. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, including our assessment of the merits of the particular claim, except as described above under "Antitrust Investigations," we do not expect the legal proceedings, claims or investigations currently pending against us will have any material adverse impact on our consolidated financial position, results of operations or liquidity.
In addition, we are subject to lawsuits initiated by a significant number of claimants alleging health problems as a result of exposure to asbestos. In the early 2000's we were named in nearly 20,000 complaints, most of which were filed in Mississippi state court and the vast majority of which made no allegations of exposure to asbestos from our product categories. Most of these claims have been dismissed and our current docket of active and inactive cases is less than 500 cases nationwide. A small number of claims have been asserted by railroad workers alleging exposure to asbestos products in railroad cars manufactured by The Pullman Company, one of our subsidiaries. The substantial majority of the remaining claims are related to alleged exposure to asbestos in our automotive products. Only a small percentage of the claimants allege that they were automobile mechanics and a significant number appear to involve workers in other industries or otherwise do not include sufficient information to determine whether there is any basis for a claim against us. We believe, based on scientific and other evidence, it is unlikely that mechanics were exposed to asbestos by our former products and that, in any event, they would not be at increased risk of asbestos-related disease based on their work with these products. Further, many of these cases involve numerous defendants, with the number in some cases exceeding 100 defendants from a variety of industries. Additionally, the plaintiffs either do not specify any, or specify the jurisdictional minimum, dollar amount for damages. As major asbestos manufacturers and/or users continue to go out of business or file for bankruptcy, we may experience an increased number of these claims. We vigorously defend ourselves against these claims as part of our ordinary course of business. In future periods, we could be subject to cash costs or charges to earnings if any of these matters are resolved unfavorably to us. To date, with respect to claims that have proceeded sufficiently through the judicial process, we have regularly achieved favorable resolutions. Accordingly, we presently believe that these asbestos-related claims will not have a material adverse impact on our future consolidated financial position, results of operations or liquidity.
Warranty Matters
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
Below is a table that shows the activity in the warranty accrual accounts:

	Three Months Ended March 31,
	2014	2013
	(Millions)
Beginning Balance January 1,	$24	$23
Accruals related to product warranties	5	2
Reductions for payments made	(5)	(4)
Ending Balance March 31,	$24	$21
Tenneco 401(K) Retirement Savings Plan
Effective January 1, 2012, the Tenneco Employee Stock Ownership Plan for Hourly Employees and the Tenneco Employee Stock Ownership Plan for Salaried Employees were merged into one plan called the Tenneco 401(k) Retirement Savings Plan (the “Retirement Savings Plan”). Under the plan, subject to limitations in the Internal Revenue Code, participants may elect to defer up to 75 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We match in cash 100 percent on the first three percent and 50 percent on the next two percent of employee contributions. In connection with freezing the defined benefit pension plans for nearly all U.S. based salaried and non-union hourly employees effective December 31, 2006, and the related replacement of those defined benefit plans with defined contribution plans, we are making additional contributions to the Employee Stock Ownership Plans. We recorded expense for these contributions of approximately $7 million and $6 million for the three month periods ended March 31, 2014 and 2013, respectively. Matching contributions vest immediately. Defined benefit replacement contributions fully vest on the employee’s third anniversary of employment.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1A.RISK FACTORS
We are exposed to certain risks and uncertainties that could have a material adverse impact on our business, financial condition and operating results. Except for the addition of the following risk factor, there have been no other material changes in the Company's risk factors from those previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
We are subject to an investigation by antitrust regulators and developments in these investigations and related matters could have a material adverse effect on our consolidated financial position, results of operations or liquidity.
We are subject to a variety of laws and regulations that govern our business both in the United States and internationally, including antitrust laws. Violations of antitrust laws can result in significant penalties being imposed by antitrust authorities. Costs, charges and liabilities arising out of or related to these investigations and related claims can also be significant.
Antitrust authorities are investigating possible violations of antitrust laws by multiple automotive parts suppliers, including Tenneco. At this point, we cannot estimate the ultimate impact on our company from investigations into our antitrust compliance and related matters but, in light of the uncertainties and many variables involved in such investigations and potential related claims, we cannot assure you that the outcome of these and other investigations and related claims will not be material to Tenneco's consolidated financial position, results of operations or liquidity.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) Not applicable.
(c) Purchase of equity securities by the issuer and affiliated purchasers. The following table provides information relating to our purchase of shares of our common stock in the first quarter of 2014. These purchases include shares withheld upon vesting of restricted stock for minimum tax withholding obligations. We intend to continue to satisfy statutory minimum tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares.
In addition, in January 2014, our Board of Directors approved a share repurchase program, authorizing our company to repurchase up to 400,000 shares of the Company's outstanding common stock over a 12 month period. Our share repurchase program is intended to offset dilution from shares of restricted stock and stock options issued in 2014 to employees. We did not purchase any shares through this program in the three month period ended March 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under These Plans or Programs
January 2014	48,244	$56.83	—	400,000
February 2014	1,601	$55.94	—	400,000
March 2014	99	$60.55	—	400,000
Total	49,944	$56.81	—	400,000

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, Tenneco Inc. has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TENNECO INC.

By:	/S/ KENNETH R. TRAMMELL
Kenneth R. Trammell
Executive Vice President and Chief Financial Officer
Dated: May 6, 2014

INDEX TO EXHIBITS
TO
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2014

Exhibit Number		Description

10.1	—	Tenneco Inc. Executive Bonus Plan (incorporated herein by reference to Exhibit 99.1of the registrant's Current Report on Form 8-K dated January 15, 2014, File No. 1-12387).

10.2	—
Form of Long-Term Performance Unit Award Agreement under the Tenneco Inc. 2006 Long-Term Incentive Plan (grants after January 14, 2014) (incorporated herein by reference to Exhibit 99.2 of the registrant's Current Report on Form 8-K dated January 15, 2014, File No. 1-12387).

10.3	—
Amendment No. 4 to Third Amended and Restated Receivables Purchase Agreement, dated as of March 21, 2014 (incorporated herein by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K dated March 31, 2014, File No. 1-12387).

10.4	—
Amendment No. 5 to SLOT Receivables Purchase Agreement, dated March 21, 2014 (incorporated herein by reference to Exhibit 10.2 of the registrant's Current Report on Form 8-K dated March 21, 2014, File No. 1-12387).

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