Form 10-Q
period 2014-06-30
TENNECO INC
filed 2014-08-05
CIK 1024725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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
Common Stock, par value $0.01 per share: 61,058,556 shares outstanding as of August 1, 2014.

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
FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS (UNAUDITED)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Tenneco Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Tenneco Inc. and consolidated subsidiaries as of June 30, 2014, and the related condensed consolidated statements of income, comprehensive income, and cash flows for the three and six month periods ended June 30, 2014 and 2013 and changes in shareholders' equity for the six months ended June 30, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.
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
August 5, 2014

The “Report of Independent Registered Public Accounting Firm” included above is not a “report” or “part of a Registration Statement” prepared or certified by an independent accountant within the meaning of Sections 7 and 11 of the Securities Act of 1933, and the accountants’ Section 11 liability does not extend to such report.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
	(Millions Except Share and Per Share Amounts)
Revenues
Net sales and operating revenues	$2,241	$2,067	$4,335	$3,970

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	1,851	1,736	3,605	3,340
Engineering, research, and development	42	33	84	68
Selling, general, and administrative	139	106	271	225
Depreciation and amortization of other intangibles	52	50	103	100
	2,084	1,925	4,063	3,733
Other expense
Loss on sale of receivables	(1)	(1)	(2)	(2)
Other	—	—	(1)	(1)
	(1)	(1)	(3)	(3)
Earnings before interest expense, income taxes, and noncontrolling interests	156	141	269	234
Interest expense (net of interest capitalized of $1 million in both of the three months ended June 30, 2014 and 2013, and $2 million in both of the six months ended June 30, 2014 and 2013, respectively)	19	20	38	40
Earnings before income taxes and noncontrolling interests	137	121	231	194
Income tax expense	46	47	86	59
Net income	91	74	145	135
Less: Net income attributable to noncontrolling interests	10	11	18	18
Net income attributable to Tenneco Inc.	$81	$63	$127	$117
Earnings per share
Weighted average shares of common stock outstanding —
Basic	60,736,737	60,542,361	60,631,080	60,424,540
Diluted	61,661,896	61,724,124	61,583,725	61,532,550
Basic earnings per share of common stock	$1.34	$1.04	2.10	1.94
Diluted earnings per share of common stock	$1.32	$1.02	2.06	1.91
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of income.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30, 2014
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	(Millions)
Net Income		$81		$10		$91
Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance April 1	$(67)		$3		$(64)
Translation of foreign currency statements	6	6	1	1	7	7
Balance June 30	(61)		4		(57)
Additional Liability for Pension and Postretirement Benefits
Balance April 1	(296)		—		(296)
Additional Liability for Pension and Postretirement Benefits, net of tax	3	3			3	3
Balance June 30	(293)		—		(293)
Balance June 30	$(354)		$4		$(350)
Other Comprehensive Income		9		1		10
Comprehensive Income		$90		$11		$101
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

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Six Months Ended June 30, 2014
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	(Millions)
Net Income		$127		$18		$145
Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$(61)		$5		$(56)
Translation of foreign currency statements	—	$—	(1)	(1)	(1)	(1)
Balance June 30	(61)		4		(57)
Additional Liability for Pension and Postretirement Benefits
Balance January 1	(299)		—		(299)
Additional Liability for Pension and Postretirement Benefits, net of tax	6	6	—		6	6
Balance June 30	(293)		—		(293)
Balance June 30	$(354)		$4		$(350)
Other Comprehensive Loss		6		(1)		5
Comprehensive Income		$133		$17		$150
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of comprehensive income.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Six Months Ended June 30, 2013
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	(Millions)
Net Income		$117		$18		$135
Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$(24)		$5		$(19)
Translation of foreign currency statements	(50)	(50)	—	—	(50)	(50)
Balance June 30	(74)		5		(69)
Additional Liability for Pension and Postretirement Benefits
Balance January 1	(384)		—		(384)
Additional Liability for Pension and Postretirement Benefits, net of tax	10	10	—		10	10
Balance June 30	(374)		—		(374)
Balance June 30	$(448)		$5		$(443)
Other Comprehensive Loss		(40)		—		(40)
Comprehensive Income		$77		$18		$95
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of comprehensive income.

TENNECO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2014	December 31, 2013
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$260	$275
Restricted cash	5	5
Receivables —
Customer notes and accounts, net	1,334	1,041
Other	24	19
Inventories —
Finished goods	315	267
Work in process	238	202
Raw materials	149	130
Materials and supplies	59	57
Deferred income taxes	72	71
Prepayments and other	273	223
Total current assets	2,729	2,290
Other assets:
Long-term receivables, net	14	14
Goodwill	68	69
Intangibles, net	28	30
Deferred income taxes	121	125
Other	126	127
	357	365
Plant, property, and equipment, at cost	3,617	3,498
Less — Accumulated depreciation and amortization	(2,386)	(2,323)
	1,231	1,175
Total Assets	$4,317	$3,830
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)	$91	$83
Trade payables	1,494	1,359
Accrued taxes	41	40
Accrued interest	10	10
Accrued liabilities	280	252
Other	93	94
Total current liabilities	2,009	1,838
Long-term debt	1,206	1,019
Deferred income taxes	29	28
Postretirement benefits	222	249
Deferred credits and other liabilities	204	204
Commitments and contingencies
Total liabilities	3,670	3,338
Redeemable noncontrolling interests	22	20
Tenneco Inc. Shareholders’ equity:
Common stock	1	1
Premium on common stock and other capital surplus	3,037	3,014
Accumulated other comprehensive loss	(354)	(360)
Retained earnings (accumulated deficit)	(1,794)	(1,921)
	890	734
Less — Shares held as treasury stock, at cost	301	301
Total Tenneco Inc. shareholders’ equity	589	433
Noncontrolling interests	36	39
Total equity	625	472
Total liabilities, redeemable noncontrolling interests and equity	$4,317	$3,830
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
	(Millions)

Net income	$91	$74	$145	$135
Adjustments to reconcile net income to cash provided (used) by operating activities —
Depreciation and amortization of other intangibles	52	50	103	100
Deferred income taxes	(3)	21	(1)	16
Stock-based compensation	3	2	8	7
Loss on sale of assets	1	2	2	2
Changes in components of working capital —
(Increase) decrease in receivables	(69)	(77)	(303)	(253)
(Increase) decrease in inventories	(23)	22	(104)	(18)
(Increase) decrease in prepayments and other current assets	(14)	(32)	(52)	(81)
Increase (decrease) in payables	73	72	160	149
Increase (decrease) in accrued taxes	(5)	(8)	—	(13)
Increase (decrease) in accrued interest	(4)	(4)	—	—
Increase (decrease) in other current liabilities	11	15	24	7
Changes in long-term assets	—	3	1	3
Changes in long-term liabilities	3	(10)	(10)	(20)
Other	(2)	3	1	7
Net cash provided (used) by operating activities	114	133	(26)	41
Investing Activities
Proceeds from the sale of assets	—	—	—	2
Cash payments for plant, property, and equipment	(84)	(54)	(167)	(124)
Cash payments for software related intangible assets	(2)	(6)	(9)	(12)
Changes in restricted cash	1	4	—	(5)
Net cash (used) by investing activities	(85)	(56)	(176)	(139)
Financing Activities
Issuance (repurchase) of common shares	1	12	(1)	13
Tax benefit from stock-based compensation	5	—	17	—
Retirement of long-term debt	(7)	(3)	(10)	(8)
Issuance of long-term debt	45	—	45	—
Purchase of common stock under the share repurchase program	—	(2)	—	(2)
Increase (decrease) in bank overdrafts	(5)	44	(1)	35
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivable	(30)	(84)	167	107
Net decrease in short-term borrowings secured by accounts receivable	(30)	—	(10)	—
Capital contribution from noncontrolling interest partner	4	—	5	—
Distributions to noncontrolling interest partners	(23)	(23)	(23)	(23)
Net cash provided (used) by financing activities	(40)	(56)	189	122
Effect of foreign exchange rate changes on cash and cash equivalents	4	(19)	(2)	(12)
Increase (decrease) in cash and cash equivalents	(7)	2	(15)	12
Cash and cash equivalents, April 1 and January 1, respectively	267	233	275	223
Cash and cash equivalents, June 30 (Note)	$260	$235	$260	$235
Supplemental Cash Flow Information
Cash paid during the period for interest	$24	$23	$38	$39
Cash paid during the period for income taxes (net of refunds)	53	46	74	71
Non-cash Investing and Financing Activities
Period end balance of trade payables for plant, property, and equipment	$39	$24	$39	$24

Note: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of cash flows.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Six Months Ended June 30,
	2014		2013
	Shares	Amount	Shares	Amount
	(Millions Except Share Amounts)
Tenneco Inc. Shareholders:
Common Stock
Balance January 1	63,714,728	$1	62,789,382	$1
Issued pursuant to benefit plans	77,651	—	156,357	—
Stock options exercised	57,828	—	491,064	—
Balance June 30	63,850,207	1	63,436,803	1
Premium on Common Stock and Other Capital Surplus
Balance January 1		3,014		3,031
Premium on common stock issued pursuant to benefit plans		23		18
Balance June 30		3,037		3,049
Accumulated Other Comprehensive Loss
Balance January 1		(360)		(408)
Other comprehensive income (loss)		6		(40)
Balance June 30		(354)		(448)
Retained Earnings (Accumulated Deficit)
Balance January 1		(1,921)		(2,104)
Net income attributable to Tenneco Inc.		127		117
Balance June 30		(1,794)		(1,987)
Less — Common Stock Held as Treasury Stock, at Cost
Balance January 1	2,844,692	301	2,294,692	274
Purchase of common stock through stock repurchase program	—	—	45,000	2
Balance June 30	2,844,692	301	2,339,692	276
Total Tenneco Inc. shareholders’ equity		$589		$339
Noncontrolling Interests:
Balance January 1		$39		$45
Net income		9		12
Other comprehensive income (loss)		—		(1)
Dividends declared		(12)		(15)
Balance June 30		$36		$41
Total equity		$625		$380
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

(2)	Financial Instruments
The carrying and estimated fair values of our financial instruments by class at June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(Millions)
Long-term debt (including current maturities)	$1,207	$1,262	$1,021	$1,089
Instruments with off-balance sheet risk:
Foreign exchange forward contracts:
Asset derivative contracts	—	—	—	—
Asset and Liability Instruments — The fair value of cash and cash equivalents, short and long-term receivables, accounts payable, and short-term debt was considered to be the same as or was not determined to be materially different from the carrying amount.
Long-term Debt — The fair value of our public fixed rate senior notes is based on quoted market prices (level 1). The fair value of our private borrowings under our senior credit facility and other long-term debt instruments is based on the market value of debt with similar maturities, interest rates and risk characteristics (level 2). The fair value of our level 1 debt, as classified in the fair value hierarchy, was $780 million and $790 million at June 30, 2014 and December 31, 2013, respectively. We have classified $428 million and $287 million as level 2 in the fair value hierarchy at June 30, 2014 and December 31, 2013, respectively, since we utilize valuation inputs that are observable both directly and indirectly. We classified the remaining $54 million and $10 million, consisting of foreign subsidiary debt, as level 3 in the fair value hierarchy at June 30, 2014 and December 31, 2013, respectively.
Foreign Exchange Forward Contracts — We use derivative financial instruments, principally foreign currency forward purchase and sales contracts with terms of less than one year, to hedge our exposure to changes in foreign currency exchange rates. Our primary exposure to changes in foreign currency rates results from intercompany loans made between affiliates to minimize the need for borrowings from third parties. Additionally, we enter into foreign currency forward purchase and sale contracts to mitigate our exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables. We manage counter-party credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements. We do not enter into derivative financial instruments for speculative purposes. The fair value of our foreign currency forward contracts is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. We record the change in fair value of these foreign exchange forward contracts as part of currency gains (losses) within cost of sales in the condensed consolidated statements of income. The fair value of foreign exchange forward contracts are recorded in prepayments and other current assets or other current liabilities in the condensed consolidated balance sheet. The fair value of our foreign exchange forward contracts, presented on a gross basis at June 30, 2014 and December 31, 2013, respectively, was as follows:

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

Fair Value of Derivative Instruments
	June 30, 2014			December 31, 2013
	Asset Derivatives	Liability Derivatives	Total	Asset Derivatives	Liability Derivatives	Total
(Millions)
Foreign exchange forward contracts	$—	$—	$—	$—	$—	$—

The fair value of our recurring financial assets at June 30, 2014 and December 31, 2013, respectively, are as follows:

	June 30, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
(Millions)
Financial Assets:
Foreign exchange forward contracts	n/a	$—	n/a	n/a	$—	n/a

The fair value hierarchy definition prioritizes the inputs used in measuring fair value into the following levels:

Level 1	—	Quoted prices in active markets for identical assets or liabilities.

Level 2	—	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

Level 3	—	Unobservable inputs based on our own assumptions.

The following table summarizes by major currency the notional amounts for foreign currency forward purchase and sale contracts as of June 30, 2014 (all of which mature in 2014):

		Notional Amount in Foreign Currency
		(Millions)
Australian dollars	—Purchase	2
	—Sell	(1)
British pounds	—Purchase	34
	—Sell	(2)
Canadian dollars	—Sell	(18)
European euro	—Purchase	2
	—Sell	(9)
South African rand	—Purchase	127
	—Sell	(3)
Japanese yen	—Purchase	271
	—Sell	(531)
Polish zloty	—Purchase	25
U.S. dollars	—Purchase	29
	—Sell	(74)
Other	—Purchase	1
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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

We have two performance guarantee agreements in the U.K. between Tenneco Management Europe Limited (“TMEL”) and the two Walker Group Retirement Plans, the Walker Group Employee Benefit Plan and the Walker Group Executive Retirement Benefit Plan (the “Walker Plans”), whereby TMEL will guarantee the payment of all current and future pension contributions in event of a payment default by the sponsoring or participating employers of the Walker Plans. As a result of our decision to enter into these performance guarantee agreements, the levy due to the U.K. Pension Protection Fund was reduced. The Walker Plans are comprised of employees from Tenneco Walker (U.K.) Limited and our Futaba-Tenneco U.K. joint venture. Employer contributions are funded by both Tenneco Walker (U.K.) Limited, as the sponsoring employer and Futaba-Tenneco U.K., as a participating employer. The performance guarantee agreements are expected to remain in effect until all pension obligations for the Walker Plans’ sponsoring and participating employers have been satisfied. The maximum amount payable for these pension performance guarantees is approximately $27 million as of June 30, 2014 which is determined by taking 105 percent of the liability of the Walker Plans calculated under section 179 of the U.K. Pension Act of 2004 offset by plan assets. We did not record an additional liability for this performance guarantee since Tenneco Walker (U.K.) Limited, as the sponsoring employer of the Walker Plans, already recognizes 100 percent of the pension obligation calculated based on U.S. GAAP, for all of the Walker Plans’ participating employers on its balance sheet, which was $7 million and $10 million at June 30, 2014 and December 31, 2013, respectively. At June 30, 2014, all pension contributions under the Walker Plans were current for all of the Walker Plans’ sponsoring and participating employers.
In June 2011, we entered into an indemnity agreement between TMEL and Futaba Industrial Co. Ltd. which requires Futaba to indemnify TMEL for any cost, loss or liability which TMEL may incur under the performance guarantee agreements relating to the Futaba-Tenneco U.K. joint venture. The maximum amount reimbursable by Futaba to TMEL under this indemnity agreement is equal to the amount incurred by TMEL under the performance guarantee agreements multiplied by Futaba’s shareholder ownership percentage of the Futaba-Tenneco U.K. joint venture. At June 30, 2014, the maximum amount reimbursable by Futaba to TMEL is approximately $5 million.
We have issued letters of credit in connection with some obligations of our affiliates. As of June 30, 2014, we have issued $83 million in letters of credit to support some of our subsidiaries’ insurance arrangements, foreign employee benefit programs, environmental remediation activities and cash management and capital requirements.
Financial Instruments — One of our European subsidiaries receives payment from one of its customers whereby the accounts receivable are satisfied through the early delivery of financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets. The amount of these financial instruments that was collected before their maturity date and sold at a discount totaled $5 million at both June 30, 2014 and December 31, 2013. No such financial instruments were held by our European subsidiary as of June 30, 2014 or December 31, 2013.
In certain instances, several of our Chinese subsidiaries receive payments from customers through the receipt of financial instruments on the date the customer payments are due. Several of our Chinese subsidiaries also satisfy vendor payments through the delivery of financial instruments on the date the payments are due. Financial instruments issued to satisfy vendor payables and not redeemed totaled $29 million and $13 million at June 30, 2014 and December 31, 2013, respectively, and were classified as notes payable. Financial instruments received from customers and not redeemed totaled $17 million and $12 million at June 30, 2014 and December 31, 2013, respectively. We classify financial instruments received from our customers as other current assets if issued by a financial institution of our customers or as customer notes and accounts, net if issued by our customer. We classified $17 million and $12 million in other current assets at June 30, 2014 and December 31, 2013, respectively. Some of our Chinese subsidiaries that issue their own financial instruments to pay vendors are required to maintain a cash balance if they exceed certain credit limits with the financial institution that guarantees those financial instruments. A restricted cash balance was required at those Chinese subsidiaries at June 30, 2014 for $1 million and was not required at December 31, 2013.
The financial instruments received by one of our European subsidiaries and some of our Chinese subsidiaries are drafts drawn that are payable at a future date and, in some cases, are negotiable and/or are guaranteed by banks of the customers. The use of these instruments for payment follows local commercial practice. Because certain of such financial instruments are guaranteed by our customers’ banks, we believe they represent a lower financial risk than the outstanding accounts receivable that they satisfy which are not guaranteed by a bank.
Supply Chain Financing — Near the end of the second quarter of 2013 certain of our suppliers in the U.S. extended their payment terms to Tenneco. The liquidity benefit to Tenneco from the extended payment terms totaled $14 million at June 30, 2014. These suppliers also began participating in a supply chain financing program under which they securitize their accounts receivables from Tenneco with two financial institutions. The financial institutions participate in the supply chain financing program on an uncommitted basis and can cease purchasing receivables from Tenneco's suppliers at any time. If the financial

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

institutions did not continue to purchase receivables from Tenneco's suppliers under this program, the participating vendors could reduce their payment terms to Tenneco which in turn would cause our borrowings under our revolving credit facility to increase.
Restricted Cash - Two of our Australian subsidiaries arranged for $4 million in guarantees to be issued by a financial institution to support some of our subsidiaries' property lease arrangements and workers compensation programs. These guarantees were supported by a cash deposit with the financial institution which has been classified as restricted cash on the Tenneco Inc. consolidated balance sheet at June 30, 2014.
Some of our Chinese subsidiaries are required to maintain a cash balance if they exceed certain credit limits with the financial institution that guarantees the financial instruments issued by Tenneco to pay vendors. At the end of the second quarter of 2014, one of our Chinese subsidiaries exceeded their credit limits and was required to maintain a cash balance. The cash balance required was $1 million which has been classified as restricted cash on the Tenneco Inc. consolidated balance sheet at June 30, 2014.

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
On March 22, 2012, we completed an amendment and restatement of our senior credit facility by increasing the amount and extending the maturity date of our revolving credit facility and adding a new $250 million Tranche A Term Facility. As of June 30, 2014, the senior credit facility provides us with a total revolving credit facility size of $850 million and had a $219 million balance outstanding under the Tranche A Term Facility, both of which will mature on March 22, 2017. Funds may be borrowed, repaid and re-borrowed under the revolving credit facility without premium or penalty. The revolving credit facility is reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. Outstanding letters of credit reduce our availability to enter into revolving loans under the facility. We are required to make quarterly principal payments under the Tranche A Term Facility of $6.3 million through March 31, 2015, $9.4 million beginning June 30, 2015 through March 31, 2016, $12.5 million beginning June 30, 2016 through December 31, 2016 and a final payment of $125 million is due on March 22, 2017. We have excluded the required payments, within the next twelve months, under the Tranche A Term Facility totaling $28 million from current liabilities as of June 30, 2014, because we have the intent and ability to refinance the obligations on a long-term basis by using our revolving credit facility.
The financial ratios required under the amended and restated senior credit facility, and the actual ratios we achieved for the two quarters of 2014, are as follows:

	Quarter Ended
	June 30, 2014		March 31, 2014
	Required	Actual	Required	Actual
Leverage Ratio (maximum)	3.50	1.57	3.50	1.63
Interest Coverage Ratio (minimum)	2.75	10.62	2.75	10.39
The senior credit facility includes a maximum leverage ratio covenant of 3.50 and a minimum interest coverage ratio of 2.75 through March 22, 2017.
At June 30, 2014, of the $850 million available under the revolving credit facility, we had unused borrowing capacity of $560 million with $208 million in outstanding borrowings and $82 million in outstanding letters of credit. As of June 30, 2014, our outstanding debt also included $219 million related to our Tranche A Term Facility which is subject to quarterly principal payments as described above through March 22, 2017, $225 million of 7.75 percent senior notes due August 15, 2018, $500 million of 6.875 percent senior notes due December 15, 2020, and $145 million of other debt.

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.
We reported income tax expense of $46 million and $47 million in the three month periods ended June 30, 2014 and 2013, respectively. The tax expense recorded in the second quarter of 2014 included $1 million for tax adjustment to prior year estimates.
We reported income tax expense of $86 million and $59 million in the six month periods ended June 30, 2014 and 2013, respectively. The tax expense recorded in the first six months of 2014 included $1 million for tax adjustments to prior year estimates. The tax expense recorded in the first six months of 2013 included a net tax benefit of $13 million for tax adjustments primarily related to recognizing a U.S. tax benefit for foreign taxes and changes to prior year estimates. U.S. tax benefit for foreign taxes is driven by our ability to claim a U.S. foreign tax credit beginning in 2013. The U.S. foreign tax credit law provides for a credit against U.S. taxes otherwise payable for foreign taxes paid with regard to dividends, interest and royalties paid to us in the U.S.
In 2012, we reversed the tax valuation allowance against our net deferred tax assets in the U.S. based on operating improvements we had made, the outlook for light and commercial vehicle production in the U.S. and the positive impact this should have on our U.S. operations. We have fully utilized our federal net operating loss ("NOL") as of June 30, 2014. The state NOLs expire in various tax years through 2032.

(5)	Accounts Receivable Securitization
We securitize some of our accounts receivable on a limited recourse basis in North America and Europe. As servicer under these accounts receivable securitization programs, we are responsible for performing all accounts receivable administration functions for these securitized financial assets including collections and processing of customer invoice adjustments. In North America, we have an accounts receivable securitization program with three commercial banks comprised of a first priority facility and a second priority facility. We securitize original equipment and aftermarket receivables on a daily basis under the bank program. In March 2014, the North American program was amended and extended to March 20, 2015. The first priority facility continues to provide financing of up to $110 million and the second priority facility, which is subordinated to the first priority facility, continues to provide up to an additional $40 million of financing. Both facilities monetize accounts receivable generated in the U.S. and Canada that meet certain eligibility requirements, and the second priority facility also monetizes certain accounts receivable generated in the U.S. and Canada that would otherwise be ineligible under the first priority securitization facility. The amount of outstanding third-party investments in our securitized accounts receivable under the North American program was zero at June 30, 2014 and $10 million at December 31, 2013.
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
We also securitize receivables in our European operations with regional banks in Europe under various separate facilities. The commitments for these arrangements are generally for one year, but some may be canceled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon 15 days, or less, notification. The amount of outstanding third-party investments in our securitized accounts receivable in Europe was $186 million and $134 million at June 30, 2014 and December 31, 2013, respectively.
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
In our North American accounts receivable securitization programs, we transfer a partial interest in a pool of receivables and the interest that we retain is subordinate to the transferred interest. Accordingly, we account for our North American securitization program as a secured borrowing. In our European programs, we transfer accounts receivables in their entirety to the acquiring entities and satisfy all of the conditions established under Accounting Standards Codification (ASC) Topic 860, “Transfers and Servicing,” to report the transfer of financial assets in their entirety as a sale. The proceeds received in exchange for the transfer of accounts receivable under our European securitization programs approximates the fair value of such

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

receivables. We recognized less than $1 million interest expense in each of the three month periods ended June 30, 2014 and 2013, and $1 million for each of the six month periods ended June 30, 2014 and 2013, relating to our North American securitization program. In addition, we recognized a loss of $1 million in each of the three month periods ended June 30, 2014 and 2013, and $2 million for each of the six month periods ended June 30, 2014, and 2013, on the sale of trade accounts receivable in our European accounts receivable securitization programs, representing the discount from book values at which these receivables were sold to our banks. The discount rate varies based on funding costs incurred by our banks, which averaged approximately two percent during the first half of 2014 and three percent during the first half of 2013, respectively.

(6)	Restructuring and Other Charges
Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. In 2013, we incurred $78 million in restructuring and related costs, primarily related to European cost reduction efforts including non-cash asset write downs of $3 million, our exit from the distribution of aftermarket exhaust products and ending production of leaf springs in Australia, headcount reductions in various regions and the net impact of freezing our defined benefits plans in the United Kingdom, of which $70 million was recorded in cost of sales and $6 million was recorded in SG&A, $1 million in engineering expense and $1 million in other expense. In the second quarter of 2014, we incurred $10 million in restructuring and related costs, primarily related to European cost reduction efforts and headcount reductions in Australia and South America, of which $5 million was recorded in cost of sales, $3 million in SG&A, $1 million in engineering expense and $1 million in other expense. During the second quarter of 2013, we incurred $7 million in restructuring and related costs, primarily related to European cost reduction efforts, the ending of production of leaf springs in Australia, headcount reductions in various regions, and the net impact of freezing our defined benefit plans in the United Kingdom, of which $4 million was recorded in cost of sales and $3 million in SG&A. For the first six months of 2014, we incurred $20 million in restructuring and related costs, primarily related to European cost reduction efforts including non-cash asset write downs of $1 million and headcount reductions in Australia and South America, of which $15 million was recorded in cost of sales, $3 million in SG&A , $1 million was recorded in engineering expense and $1 million was recorded in other expense. For the first six months of 2013, we incurred $11 million in restructuring and related costs, primarily related to European cost reduction efforts, the costs to exit the distribution of aftermarket exhaust products and the ending of production of leaf springs in Australia, headcount reductions in various regions, and the net impact of freezing our defined benefit plans in the United Kingdom, of which $7 million was recorded in cost of sales and $4 million in SG&A.
Amounts related to activities that are part of our restructuring reserves are as follows:

	December 31, 2013 Restructuring Reserve	2014 Expenses	2014 Cash Payments	June 30, 2014 Restructuring Reserve
	(Millions)
Employee Severance, Termination Benefits and Other Related Costs	$44	19	(19)	$44
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
On January 31, 2013, we announced our intent to reduce structural costs in Europe. This initiative includes the closing of the Vittaryd facility in Sweden that we announced in September 2012 and a $7 million charge recorded in the fourth quarter of 2012 related to the impairment of certain assets in the European ride performance business. As part of our European structural cost reduction initiative, on September 5, 2013 we announced our intent to close our ride performance plant in Gijon, Spain and reduce the workforce at our ride performance plant in Sint-Truiden, Belgium. The actions were subject to consultation with the relevant employee representatives. We incurred $78 million in restructuring and related costs in 2013, of which $69 million million was related to this initiative including $3 million non-cash asset write downs. In the second quarter of 2014, we incurred $10 million in restructuring and related costs, of which $4 million was related to this initiative. In the first half of 2014, we incurred $20 million million in restructuring and related costs, of which $14 million was related to this initiative including $1 million for non-cash asset write downs. We concluded the consultation period with employee representatives at Gijon without having reached agreement and on December 17, 2013 notified the Gijon employees' works council that the Company was proceeding with the plant closure. Employee terminations at Gijon were completed by the end of 2013. During the first quarter of 2014, the employees' works council filed suit challenging the decision to close the Gijon plant and local High Court of Justice of Asturias ruled in favor of the employees' works council. On February 25, 2014, we announced the

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

intention of the Company to appeal that decision to the Supreme Court of Spain in Madrid, and at the same time we worked closely with local and European government officials to reach a solution to address the challenge to our restructuring plan by the Gijon plant's employees' works council. In July 2014, we finalized the agreements related to restructuring with employee representatives at Gijon as well as Sint-Truiden. Under the final agreement for Gijon, the plant re-opened in July 2014 with about half of its prior workforce and will continue to be operated by Tenneco until a complete transfer of ownership takes place in approximately two years. We recorded $60 million in 2013, $3 million in the second quarter of 2014 and $5 million in the first half of 2014 related to these actions at Gijon and Sint-Truiden. In the first quarter of 2014, we announced and finalized the closure of the clean air just-in-time plant in Iwuy, France, due to reduced demand for the plant's products. The actions were subject to the required consultation process with the relevant employee representatives.

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
Environmental Matters
We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense costs related to an existing condition caused by past operations that do not contribute to current or future revenue generation. As of June 30, 2014, we have the obligation to remediate or contribute towards the remediation of certain sites, including one Federal Superfund site. At June 30, 2014, our aggregated estimated share of environmental remediation costs for all these sites on a discounted basis was approximately $15 million, of which $3 million is recorded in other current liabilities and $12 million is recorded in deferred credits and other liabilities in our condensed consolidated balance sheet. For those locations where the liability was discounted, the weighted average discount rate used was 2.30 percent. The undiscounted value of the estimated remediation costs was $18 million. Our expected payments of environmental remediation costs are estimated to be approximately $2 million in 2014, $1 million each year beginning 2015 through 2018 and $12 million in aggregate thereafter.
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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

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
Below is a table that shows the activity in the warranty accrual accounts:

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
	(Millions)
Beginning Balance January 1,	$24	$23
Accruals related to product warranties	12	6
Reductions for payments made	(10)	(9)
Ending Balance June 30,	$26	$20

(8)	Earnings Per Share
Earnings per share of common stock outstanding were computed as follows:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
	(Millions Except Share and Per Share Amounts)
Basic earnings per share —
Net income attributable to Tenneco Inc.	$81	$63	$127	$117
Weighted Average shares of common stock outstanding	60,736,737	60,542,361	60,631,080	60,424,540
Earnings per share of common stock	$1.34	$1.04	$2.10	$1.94
Diluted earnings per share —
Net income attributable to Tenneco Inc.	$81	$63	$127	$117
Weighted Average shares of common stock outstanding	60,736,737	60,542,361	60,631,080	60,424,540
Effect of dilutive securities:
Restricted stock	104,679	170,950	139,024	157,551
Stock options	820,480	1,010,813	813,621	950,459
Weighted Average shares of common stock outstanding including dilutive securities	61,661,896	61,724,124	61,583,725	61,532,550
Earnings per share of common stock	$1.32	$1.02	$2.06	$1.91

Options to purchase 523 and 830,486 shares of common stock were outstanding as of June 30, 2014 and 2013, respectively, but not included in the computation of diluted earnings per share respectively, because the options were anti-dilutive.

(9)	Common Stock
Equity Plans — We have granted a variety of awards, including common stock, restricted stock, restricted stock units, performance units, stock appreciation rights (“SARs”), and stock options to our directors, officers, and employees.

Accounting Methods — We recorded $1 million in compensation expense in each of the three month periods ended June 30, 2014 and 2013 and $3 million in compensation expense for each of the six month periods ended June 30, 2014 and 2013, related to nonqualified stock options as part of our selling, general and administrative expense. This resulted in a decrease of $0.01 and $0.02 in both basic and diluted earnings per share for the three month period ended June 30, 2014 and 2013 and a decrease of $0.04 and $0.05 in both basic and diluted earnings per share for the six month period ended June 30, 2014 and 2013.
For employees eligible to retire at the grant date, we immediately expense stock options and restricted stock. If employees become eligible to retire during the vesting period, we immediately recognize any remaining expense associated with their stock options and restricted stock.
As of June 30, 2014, there was approximately $8 million of unrecognized compensation costs related to our stock option awards that we expect to recognize over a weighted average period of 1.4 years.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

Compensation expense for restricted stock, restricted stock units, long-term performance units and SARs was $5 million for both the three month periods ended June 30, 2014 and 2013 and $10 million and $8 million for the six month periods ended June 30, 2014 and 2013, respectively, and was recorded in selling, general, and administrative expense in our condensed consolidated statements of income.
Cash received from stock option exercises for the six months ended June 30, 2014 and 2013 was $1 million and $10 million, respectively.
Stock options exercised in the first six months of 2014 generated a tax benefit of $3 million. We started to record this tax benefit in the third quarter of 2013 when we began utilizing our federal and state NOLs. In the first six months of 2014, we recorded a tax benefit of $17 million, of which $14 million was related to the historic tax benefit on stock options from 2011 through 2013.
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
Stock Options — The following table reflects the status and activity for all options to purchase common stock for the period indicated:

	Six Months Ended June 30, 2014
	Shares Under Option	Weighted Avg. Exercise Prices	Weighted Avg. Remaining Life in Years	Aggregate Intrinsic Value
				(Millions)
Outstanding Stock Options
Outstanding, January 1, 2014	1,983,573	$22.93	4.5	$62
Granted	192,624	56.23
Canceled	(31,299)	19.78
Forfeited	(300)	22.77
Exercised	(25,595)	14.72		1
Outstanding, March 31, 2014	2,119,003	$26.10	4.6	$67
Granted	—	—
Forfeited	—	—
Exercised	(32,233)	25.49		1
Outstanding, June 30, 2014	2,086,770	$26.11	4.3	$75
The weighted average grant-date fair value of options granted during the six months ended June 30, 2014 and 2013 was $26.46 and $19.84, respectively. The total fair value of shares vested was $6 million and $5 million for the periods ended June 30, 2014 and 2013, respectively.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

Restricted Stock — The following table reflects the status for all nonvested restricted shares for the period indicated:

	Six Months Ended June 30, 2014
	Shares	Weighted Avg. Grant Date Fair Value
Nonvested Restricted Shares
Nonvested balance at January 1, 2014	368,268	$34.90
Granted	131,561	54.90
Vested	(186,112)	36.57
Forfeited	—	—
Nonvested balance at March 31, 2014	313,717	$42.30
Granted	2,838	66.96
Vested	(2,286)	31.63
Forfeited	(575)	38.52
Nonvested balance at June 30, 2014	313,694	$42.60
The fair value of restricted stock grants is usually equal to the average of the high and low trading price of our stock on the date of grant. As of June 30, 2014, approximately $8 million of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of approximately 2.1 years. The total fair value of restricted shares vested was $7 million and $5 million at June 30, 2014 and 2013, respectively.
In January 2014, our Board of Directors approved a share repurchase program, authorizing our company to repurchase up to 400,000 shares of our outstanding common stock over a 12 month period. This repurchase program does not obligate Tenneco to make repurchases at any specific time or situation and is intended to offset dilution from shares of restricted stock and stock options issued in 2014 to employees. We did not purchase any shares through this program in the six month period ended June 30, 2014.
Repurchased shares held as part of our treasury stock were at 2,844,692 shares at both June 30, 2014 and December 31, 2013.
Long-Term Performance Units, Restricted Stock Units and SARs — Long-term performance units, restricted stock units and SARs are paid in cash and recognized as a liability based upon their fair value. As of June 30, 2014, $25 million of total unrecognized compensation costs is expected to be recognized over a weighted-average period of approximately 2.0 years.

(10)	Pension Plans, Postretirement and Other Employee Benefits
Net periodic pension costs and postretirement benefit costs consist of the following components:

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

	Three Months Ended June 30,
	Pension				Postretirement
	2014		2013		2014	2013
	US	Foreign	US	Foreign	US	US
	(Millions)
Service cost — benefits earned during the period	$—	$2	$1	$3	$—	$—
Interest cost	5	4	4	4	2	2
Expected return on plan assets	(6)	(5)	(6)	(5)	—	—
Net amortization:
Actuarial loss	2	2	3	3	1	1
Prior service cost (credit)	—	—	—	1	(2)	(2)
Net pension and postretirement costs	$1	$3	$2	$6	$1	$1

	Six Months Ended June 30,
	Pension				Postretirement
	2014		2013		2014	2013
	US	Foreign	US	Foreign	US	US
	(Millions)
Service cost — benefits earned during the period	$—	$4	$1	$5	$—	$—
Interest cost	10	9	9	8	3	3
Expected return on plan assets	(12)	(12)	(11)	(10)	—	—
Net amortization:
Actuarial loss	4	4	5	6	1	2
Prior service cost (credit)	—	1	—	1	(3)	(3)
Net pension and postretirement costs	$2	$6	$4	$10	$1	$2

For the six months ended June 30, 2014, we made pension contributions of $14 million and $9 million for our domestic and foreign pension plans, respectively. Based on current actuarial estimates, we believe we will be required to contribute approximately $24 million for the remainder of 2014. Pension contributions beyond 2014 will be required, but those amounts will vary based upon many factors including, for example, the performance of our pension fund investments during 2014.
We made postretirement contributions of approximately $3 million during the first six months of 2014. Based on current actuarial estimates, we believe we will be required to contribute approximately $5 million for the remainder of 2014.
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
Amounts recognized for pension and postretirement benefits in other comprehensive income for the three and six month periods ended June 30, 2014 and 2013 include the following components:

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

	Three Months Ended June 30,
	2014			2013
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before- Tax Amount	Tax Benefit	Net-of-Tax Amount
	(Millions)
Defined benefit pension and postretirement plans:
Amortization of prior service cost included in net periodic pension and postretirement cost	$(2)	$—	$(2)	$(1)	$—	$(1)
Amortization of actuarial loss included in net periodic pension and postretirement cost	5	—	5	7	—	7
Other comprehensive income – pension benefits	$3	$—	$3	$6	$—	$6

	Six Months Ended June 30,
	2014			2013
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before- Tax Amount	Tax Benefit	Net-of-Tax Amount
	(Millions)
Defined benefit pension and postretirement plans:
Amortization of prior service cost included in net periodic pension and postretirement cost	$(2)	$—	$(2)	$(2)	$—	$(2)
Amortization of actuarial loss included in net periodic pension and postretirement cost	9	1	8	13	(1)	12
Other comprehensive income – pension benefits	$7	$1	$6	$11	$(1)	$10

(11)	New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an amendment on revenue recognition. The amendment in this update creates Topic 606, Revenue from Contracts with Customers, and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendment supersedes the cost guidance in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs-Contracts with Customers. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment is effective for reporting periods beginning after December 15, 2016 for public entities. We will adopt this amendment on January1, 2017. We are currently evaluating the potential impact of this new guidance on our consolidated financial statements.
In July 2013, the FASB issued an amendment to provide explicit guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. The objective of the amendment is to eliminate the diversity in practice in the presentation of unrecognized tax benefits in those instances. This amendment is effective for reporting periods beginning after December 15, 2013. We adopted this amendment on January 1, 2014. This amendment did not have a material impact on our consolidated financial statements.
In April 2013, the FASB issued an amendment to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendment applies to all entities that issue financial statements that are presented in conformity with

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

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

(12)	Segment Information
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

The following table summarizes certain Tenneco Inc. segment information:

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

	Clean Air Division			Ride Performance Division
	North America	Europe, South America & India	Asia Pacific	North America	Europe, South America & India	Asia Pacific	Other	Reclass & Elims	Total
	(Millions)
At June 30, 2014 and for the Three Months Ended June 30, 2014
Revenues from external customers	$755	$523	$263	$364	$280	$56	$—	$—	$2,241
Intersegment revenues	7	28	—	3	11	11	—	(60)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	74	18	23	48	14	8	(29)	—	156
Total assets	1,238	946	589	718	558	233	—	35	4,317
At June 30, 2013 and for the Three Months Ended June 30, 2013
Revenues from external customers	687	516	203	324	281	56	—	—	2,067
Intersegment revenues	1	26	—	3	9	8	—	(47)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	68	18	21	36	14	6	(22)	—	141
Total assets	1,099	869	451	682	593	208	—	37	3,939
At June 30, 2014 and for the Six Months Ended June 30, 2014
Revenues from external customers	$1,453	$1,029	$503	$699	$543	$108	$—	$—	$4,335
Intersegment revenues	14	58	—	6	21	19	—	(118)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	130	27	43	78	30	15	(54)	—	269
Total assets	1,238	946	589	718	558	233	—	35	4,317
At June 30, 2013 and for the Six Months Ended June 30, 2013
Revenues from external customers	1,333	983	386	631	533	104	—	—	3,970
Intersegment revenues	2	57	—	5	21	15	—	(100)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	117	29	36	61	24	10	(43)	—	234
Total assets	1,099	869	451	682	593	208	—	37	3,939

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
We revised the supplemental guarantor statements of comprehensive income and cash flows as a result of a correction to comprehensive income and to the classification of intercompany dividends in the cash flow. These revisions had no impact on any of the company’s current or previously issued consolidated financial statements. The misclassification in the supplemental cash flow statements consisted of including $40 million of intercompany dividend payments by the nonguarantor subsidiaries in operating activities which should have instead been included in financing activities for both the three and six month periods ended on June 30, 2013. Other comprehensive loss of $18 million was excluded in the net comprehensive income of the parent company for the three month period ended on June 30, 2013 and $40 million of other comprehensive loss was excluded for the six month period ended June 30, 2013. The impact of these corrections to the applicable prior periods are reflected in the guarantor financial information herein and will be reflected in future filings.
Distributions
There are no significant restrictions on the ability of the Guarantor Subsidiaries to make distributions to us.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended June 30, 2014
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$1,007	$1,234	$—	$—	$2,241
Affiliated companies	103	157	—	(260)	—
	1,110	1,391	—	(260)	2,241
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	975	1,136	—	(260)	1,851
Engineering, research, and development	18	24	—	—	42
Selling, general, and administrative	55	82	2	—	139
Depreciation and amortization of other intangibles	21	31	—	—	52
	1,069	1,273	2	(260)	2,084
Other income (expense)
Loss on sale of receivables	—	(1)	—	—	(1)
Other income (loss)	27	(1)	—	(26)	—
	27	(2)	—	(26)	(1)
Earnings (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	68	116	(2)	(26)	156
Interest expense —
External (net of interest capitalized)	(1)	1	19	—	19
Affiliated companies (net of interest income)	21	(21)	—	—	—
Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	48	136	(21)	(26)	137
Income tax expense	6	40			46
Equity in net income (loss) from affiliated companies	83	—	102	(185)	—
Net Income (loss)	125	96	81	(211)	91
Less: Net income attributable to noncontrolling interests	—	10	—	—	10
Net income (loss) attributable to Tenneco Inc.	$125	$86	$81	$(211)	$81
Comprehensive income (loss) attributable to Tenneco Inc.	$123	$97	$90	$(220)	$90

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended June 30, 2013
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$904	$1,163	$—	$—	$2,067
Affiliated companies	92	141	—	(233)	—
	996	1,304	—	(233)	2,067
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	776	1,192	—	(232)	1,736
Engineering, research, and development	14	19	—	—	33
Selling, general, and administrative	45	60	1	—	106
Depreciation and amortization of other intangibles	19	31	—	—	50
	854	1,302	1	(232)	1,925
Other income (expense)
Loss on sale of receivables	—	(1)	—	—	(1)
Other income (expense)	34	5	—	(39)	—
	34	4	—	(39)	(1)
Earnings before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	176	6	(1)	(40)	141
Interest expense —
External (net of interest capitalized)	(1)	1	20	—	20
Affiliated companies (net of interest income)	18	(18)	—	—	—
Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	159	23	(21)	(40)	121
Income tax expense	40	7	—	—	47
Equity in net income (loss) from affiliated companies	2	—	84	(86)	—
Net income (loss)	121	16	63	(126)	74
Less: Net income attributable to noncontrolling interests	—	11	—	—	11
Net income (loss) attributable to Tenneco Inc.	$121	$5	$63	$(126)	$63
Comprehensive income (loss) attributable to Tenneco Inc.	$126	$(18)	$45	$(108)	$45

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the Six Months Ended June 30, 2014
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$1,927	$2,408	$—	$—	$4,335
Affiliated companies	206	305	—	(511)	—
	2,133	2,713	—	(511)	4,335
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	1,777	2,339	—	(511)	3,605
Engineering, research, and development	40	44	—	—	84
Selling, general, and administrative	106	161	4	—	271
Depreciation and amortization of other intangibles	42	61	—	—	103
	1,965	2,605	4	(511)	4,063
Other income (expense)
Loss on sale of receivables	—	(2)	—	—	(2)
Other income (expense)	25	—	—	(26)	(1)
	25	(2)	—	(26)	(3)
Earnings before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	193	106	(4)	(26)	269
Interest expense —
External (net of interest capitalized)	(1)	1	38		38
Affiliated companies (net of interest income)	37	(37)	—	—	—
Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	157	142	(42)	(26)	231
Income tax expense	36	50	—	—	86
Equity in net income (loss) from affiliated companies	68	—	169	(237)	—
Net income (loss)	189	92	127	(263)	145
Less: Net income attributable to noncontrolling interests	—	18	—	—	18
Net income (loss) attributable to Tenneco Inc.	$189	$74	$127	$(263)	$127
Comprehensive income (loss) attributable to Tenneco Inc.	$188	$81	$133	$(269)	$133

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the Six Months Ended June 30, 2013
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$1,756	$2,214	$—	$—	$3,970
Affiliated companies	171	291	—	(462)	—
	1,927	2,505	—	(462)	3,970
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	1,518	2,283	—	(461)	3,340
Engineering, research, and development	29	39	—	—	68
Selling, general, and administrative	98	124	3	—	225
Depreciation and amortization of other intangibles	38	62	—	—	100
	1,683	2,508	3	(461)	3,733
Other income (expense)
Loss on sale of receivables	—	(2)	—	—	(2)
Other income (expense)	33	5	—	(39)	(1)
	33	3	—	(39)	(3)
Earnings before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	277	—	(3)	(40)	234
Interest expense —
External (net of interest capitalized)	(1)	2	39	—	40
Affiliated companies (net of interest income)	36	(37)	1	—	—
Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	242	35	(43)	(40)	194
Income (benefit) tax expense	46	13		—	59
Equity in net income (loss) from affiliated companies	(3)	—	160	(157)	—
Net income (loss)	193	22	117	(197)	135
Less: Net income attributable to noncontrolling interests	—	18	—	—	18
Net income (loss) attributable to Tenneco Inc.	$193	$4	$117	$(197)	$117
Comprehensive income (loss) attributable to Tenneco Inc.	$193	$(36)	$77	$(157)	$77

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

BALANCE SHEET

	June 30, 2014
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$260	$—	$—	$260
Restricted cash	—	5	—	—	5
Receivables, net	569	1,505	—	(716)	1,358
Inventories	321	440	—	—	761
Deferred income taxes	88	—	7	(23)	72
Prepayments and other	48	225	—	—	273
Total current assets	1,026	2,435	7	(739)	2,729
Other assets:
Investment in affiliated companies	998	—	907	(1,905)	—
Notes and advances receivable from affiliates	983	9,010	4,951	(14,944)	—
Long-term receivables, net	12	2	—	—	14
Goodwill	21	47	—	—	68
Intangibles, net	12	16	—	—	28
Deferred income taxes	60	9	52	—	121
Other	44	61	21	—	126
	2,130	9,145	5,931	(16,849)	357
Plant, property, and equipment, at cost	1,202	2,415	—	—	3,617
Less — Accumulated depreciation and amortization	(826)	(1,560)	—	—	(2,386)
	376	855	—	—	1,231
Total assets	$3,532	$12,435	$5,938	$(17,588)	$4,317
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)
Short-term debt — non-affiliated	$—	$76	$15	$—	$91
Short-term debt — affiliated	205	295	10	(510)	—
Trade payables	541	1,109	—	(156)	1,494
Accrued taxes	(12)	25	28	—	41
Other	144	303	9	(73)	383
Total current liabilities	878	1,808	62	(739)	2,009
Long-term debt — non-affiliated	—	53	1,153	—	1,206
Long-term debt — affiliated	1,831	8,978	4,135	(14,944)	—
Deferred income taxes	—	29	—	—	29
Postretirement benefits and other liabilities	342	81	(1)	4	426
Commitments and contingencies
Total liabilities	3,051	10,949	5,349	(15,679)	3,670
Redeemable noncontrolling interests	—	22	—	—	22
Tenneco Inc. shareholders’ equity	481	1,428	589	(1,909)	589
Noncontrolling interests	—	36	—	—	36
Total equity	481	1,464	589	(1,909)	625
Total liabilities, redeemable noncontrolling interests and equity	$3,532	$12,435	$5,938	$(17,588)	$4,317

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Three Months Ended June 30, 2014
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided by operating activities	$52	$80	$8	$(26)	$114
Investing Activities
Cash payments for plant, property, and equipment	(22)	(62)	—	—	(84)
Cash payments for software related intangible assets	(2)	—	—	—	(2)
Changes in restricted cash	—	1	—	—	1
Net cash used by investing activities	(24)	(61)	—	—	(85)
Financing Activities
Issuance of common shares	—	—	1	—	1
Tax benefit from stock-based compensation	—	—	5	—	5
Retirement of long-term debt	—	—	(7)	—	(7)
Issuance of long-term debt		45		—	45
Increase (decrease) in bank overdrafts	—	(5)		—	(5)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivables	—	(17)	(13)	—	(30)
Net increase (decrease) in short-term borrowings secured by accounts receivables	—	—	(30)	—	(30)
Intercompany dividend payments and net increase (decrease) in intercompany obligations	(30)	(32)	36	26	—
Capital contribution from noncontrolling interest partners	—	4	—	—	4
Net cash used by financing activities	(30)	(28)	(8)	26	(40)
Effect of foreign exchange rate changes on cash and cash equivalents	—	4	—	—	4
Increase (decrease) in cash and cash equivalents	(2)	(5)	—	—	(7)
Cash and cash equivalents, April 1	2	265	—	—	267
Cash and cash equivalents, June 30 (Note)	$—	$260	$—	$—	$260

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Three Months Ended June 30, 2013
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$87	$113	$(27)	$(40)	$133
Investing Activities
Proceeds from sale of assets	1	(1)	—	—	—
Cash payments for plant, property, and equipment	(23)	(31)	—	—	(54)
Cash payments for software related intangible assets	(6)	—	—	—	(6)
Changes in restricted cash	—	4			4
Net cash used by investing activities	(29)	(28)	—	—	(56)
Financing Activities
Issuance of common shares	—	—	12	—	12
Retirement of long-term debt	—	(1)	(2)	—	(3)
Purchase of common stock under the share repurchase program	—	—	(2)	—	(2)
Increase (decrease) in bank overdrafts	40	4	—	—	44
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	—	7	(91)	—	(84)
Intercompany dividend payments and net increase (decrease) in intercompany obligations	(102)	(48)	110	40	—
Distributions to noncontrolling interest partners	—	(23)	—	—	(23)
Net cash provided (used) by financing activities	(62)	(61)	27	40	(56)
Effect of foreign exchange rate changes on cash and cash equivalents	—	(19)	—	—	(19)
Increase (decrease) in cash and cash equivalents	(3)	5	—	—	2
Cash and cash equivalents, April 1	4	229	—	—	233
Cash and cash equivalents, June 30 (Note)	$1	$234	$—	$—	$235

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	For the Six Months Ended June 30, 2014
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$(156)	$170	$(14)	$(26)	$(26)
Investing Activities
Proceeds from sale of assets	—	—	—	—	—
Cash payments for plant, property, and equipment	(47)	(120)	—	—	(167)
Cash payments for software related intangible assets	(6)	(3)	—	—	(9)
Changes in restricted cash	—	—	—	—	—
Net cash used by investing activities	(53)	(123)	—	—	(176)
Financing Activities
Issuance (Repurchase) of common and treasury shares	—	—	(1)	—	(1)
Tax benefit from stock-based compensation	—	—	17	—	17
Retirement of long-term debt	—	—	(10)		(10)
Issuance of long-term debt	—	45	—	—	45
Increase (decrease) in bank overdrafts	—	(1)	—	—	(1)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivables	—	7	160	—	167
Net increase (decrease) in short-term borrowings secured by accounts receivables	—	—	(10)	—	(10)
Intercompany dividend payments and net increase (decrease) in intercompany obligations	203	(87)	(142)	26	—
Capital contribution from noncontrolling interest partners	—	5	—	—	5
Distributions to noncontrolling interest partners	—	(23)		—	(23)
Net cash provided (used) by financing activities	203	(54)	14	26	189
Effect of foreign exchange rate changes on cash and cash equivalents	—	(2)	—	—	(2)
Increase (decrease) in cash and cash equivalents	(6)	(9)	—	—	(15)
Cash and cash equivalents, January 1	6	269	—	—	275
Cash and cash equivalents, June 30 (Note)	$—	$260	$—	$—	$260

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2013
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$(15)	$128	$(32)	$(40)	$41
Investing Activities
Proceeds from sale of assets	1	1	—	—	2
Cash payments for plant, property, and equipment	(55)	(69)	—	—	(124)
Cash payments for software related intangible assets	(9)	(3)	—	—	(12)
Changes in restricted cash	—	(5)	—	—	(5)
Net cash used by investing activities	(63)	(76)	—	—	(139)
Financing Activities
Issuance of common and treasury shares	—	—	13	—	13
Retirement of long-term debt	—	(1)	(7)	—	(8)
Purchase of common stock under the share repurchase program	—	—	(2)	—	(2)
Increase (decrease) in bank overdrafts	40	(5)	—	—	35
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	—	10	97	—	107
Intercompany dividend payments and net increase (decrease) in intercompany obligations	35	(6)	(69)	40	—
Capital contribution from noncontrolling interest partners	—	—	—	—	—
Distributions to noncontrolling interest partners	—	(23)	—	—	(23)
Net cash provided (used) by financing activities	75	(25)	32	40	122
Effect of foreign exchange rate changes on cash and cash equivalents	—	(12)	—	—	(12)
Increase (decrease) in cash and cash equivalents	(3)	15	—	—	12
Cash and cash equivalents, January 1	4	219	—	—	223
Cash and cash equivalents, June 30 (Note)	$1	$234	$—	$—	$235

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

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
For the second quarter of 2014, light vehicle production was up four percent in North America, 11 percent in China and two percent in Europe. Light vehicle production was down 24 percent in South America, 20 percent in Australia and unchanged in India in the second quarter of 2014 when compared to the second quarter of 2013.
Total revenues for the second quarter of 2014 were $2,241 million, up from $2,067 million in the second quarter of 2013. Excluding the impact of currency and substrate sales, revenue was up $152 million, or 10 percent, from $1,579 million to $1,731 million, driven primarily by stronger OE light vehicle volumes in North America and China, higher OE commercial truck, off-highway and other revenue in North America, Europe and China and increased aftermarket Ride Performance sales in North America and South America.
Cost of sales (exclusive of depreciation and amortization): Cost of sales for the second quarter of 2014 was $1,851 million, or 82.6 percent of sales, compared to $1,736 million, or 84.0 percent of sales in the second quarter of 2013. The following table lists the primary drivers behind the change in cost of sales ($ millions).

Quarter ended June 30, 2013	$1,736
Volume and mix	122
Material	(1)
Currency exchange rates	(7)
Restructuring	(1)
Other Costs	2
Quarter ended June 30, 2014	$1,851

The increase in cost of sales was due to the year-over-year increase in volume and higher costs, mainly manufacturing, partially offset by lower restructuring costs, lower net material costs and the impact of currency exchange rates.
Gross margin: Revenue less cost of sales for the second quarter of 2014 was $390 million, or 17.4 percent, versus $331 million, or 16.0 percent, in the second quarter of 2013. The effect on gross margin resulted from higher volumes, lower restructuring expenses and favorable currency.
Engineering, research and development: Engineering, research and development expense was $42 million and $33 million in the second quarters of 2014 and 2013, respectively. Increased spending to support customer programs and lower recoveries drove the year-over-year increase.

Selling, general and administrative (SG&A): SG&A expense was up $33 million in the second quarter of 2014, at $139 million, compared to $106 million in the second quarter of 2013. The year-over-year increase is due to higher compensation related accruals, higher legal costs related to the ongoing anti-trust investigation, growth in emerging markets and other corporate expenses.
Depreciation and amortization: Depreciation and amortization expense was $52 million in the second quarter of 2014, compared to $50 million in the second quarter of 2013.
Earnings before interest expense, taxes and noncontrolling interests (“EBIT”) were $156 million for the second quarter of 2014, an increase of $15 million when compared to $141 million in the second quarter of the prior year. Higher light vehicle volumes globally, commercial truck and off-highway revenue growth, new platforms and an increase in commercial vehicle content, higher aftermarket sales, strong operational performance and $5 million favorable currency were partially offset by higher SG&A and engineering expenses.
Total revenues for the first six months of 2014 were $4,335 million, up from $3,970 million for the first six months of 2013. Excluding the impact of currency and substrate sales, revenue was up $336 million, or 11 percent, from $3,028 million to $3,364 million, driven primarily by stronger OE light vehicle volumes in North America and China, higher OE commercial truck, off-highway and other revenue in North America, Europe and China and increased aftermarket Ride Performance sales in North America, Europe and South America.
Cost of sales (exclusive of depreciation and amortization): Cost of sales for the first half of 2014 was $3,605 million, or 83.2 percent of sales, compared to $3,340 million, or 84.1 percent of sales in the first half of 2013. The following table lists the primary drivers behind the change in cost of sales ($ millions).

Six months ended June 30, 2013	$3,340
Volume and mix	285
Material	(8)
Currency exchange rates	(22)
Restructuring	2
Other Costs	8
Six months ended June 30, 2014	$3,605

The increase in cost of sales was due primarily to the year-over-year increase in volume, higher restructuring costs and other costs, mainly manufacturing, partially offset by lower net material costs and the impact of currency exchange rates.
Gross margin: Revenue less cost of sales for the first six months of 2014 was $730 million, or 16.8 percent, versus $630 million, or 15.9 percent, in the first six months of 2013. The effect on gross margin resulting from higher volumes and favorable currency was partially offset by higher restructuring expenses and other costs, mainly manufacturing.
Engineering, research and development: Engineering, research and development expense was $84 million and $68 million in the first six months of 2014 and 2013, respectively. Increased spending to support customer programs and lower recoveries drove the year-over-year increase.
Selling, general and administrative: SG&A expense was up $46 million in the first half of 2014, at $271 million, compared to $225 million in the first half of 2013. The year-over-year increase is due to higher compensation related accruals, higher legal costs related to the ongoing anti-trust investigation, growth in emerging markets and other corporate expenses.
Depreciation and amortization: Depreciation and amortization expense was $103 million in the first six months of 2014, compared to $100 million in the first six months of 2013.
EBIT was $269 million for the first half of 2014, an increase of $35 million when compared to $234 million in the first half of the prior year. Higher light vehicle volumes globally, commercial truck and off-highway revenue growth, new platforms and an increase in commercial vehicle content, higher Ride Performance aftermarket sales and strong operational performance were partially offset by higher restructuring and related expenses, higher engineering expense and a $7 million adjustment to workers' compensation reserves. Currency had no impact on EBIT for the first half of 2014.
Results from Operations
The tables below reflect our revenues for 2014 and 2013. We show the component of our OE revenue represented by substrate sales. While we generally have primary design, engineering and manufacturing responsibility for OE emission control systems, we do not manufacture substrates. Substrates are porous ceramic filters coated with a catalyst - typically, precious metals such as platinum, palladium and rhodium. These are supplied to us by Tier 2 suppliers generally as directed by our OE customers. We generally earn a small margin on these components of the system. As the need for more sophisticated emission control solutions increases to meet more stringent environmental regulations, and as we capture more diesel aftertreatment business, these substrate components have been increasing as a percentage of our revenue. While these substrates dilute our gross margin percentage, they are a necessary component of an emission control system.
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
Net Sales and Operating Revenues for the Three Months Ended June 30, 2014 and 2013

	Three Months Ended June 30, 2014
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$755	$285	$470	$(1)	$471
Europe, South America & India	523	174	349	9	340
Asia Pacific	263	56	207	(3)	210
Total Clean Air Division	1,541	515	1,026	5	1,021
Ride Performance Division
North America	364	—	364	(4)	368
Europe, South America & India	280	—	280	(5)	285
Asia Pacific	56	—	56	(1)	57
Total Ride Performance Division	700	—	700	(10)	710
Total Tenneco Inc.	$2,241	$515	$1,726	$(5)	$1,731

	Three Months Ended June 30, 2013
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$687	$272	$415	$—	$415
Europe, South America & India	516	184	332	—	332
Asia Pacific	203	32	171	—	171
Total Clean Air Division	1,406	488	918	—	918
Ride Performance Division
North America	324	—	324	—	324
Europe, South America & India	281	—	281	—	281
Asia Pacific	56	—	56	—	56
Total Ride Performance Division	661	—	661	—	661
Total Tenneco Inc.	$2,067	$488	$1,579	$—	$1,579

	Three Months Ended June 30, 2014 Versus Three Months Ended June 30, 2013 Dollar and Percent Increase (Decrease)
	Revenues	Percent	Value-add Revenues excluding Currency	Percent
	(Millions Except Percent Amounts)
Clean Air Division
North America	$68	10%	$56	13%
Europe, South America & India	7	1%	8	2%
Asia Pacific	60	30%	39	23%
Total Clean Air Division	135	10%	103	11%
Ride Performance Division
North America	40	12%	44	14%
Europe, South America & India	(1)	—%	4	1%
Asia Pacific	—	—%	1	2%
Total Ride Performance Division	39	6%	49	7%
Total Tenneco Inc.	$174	8%	$152	10%

Light Vehicle Industry Production by Region for Three Months Ended June 30, 2014 and 2013 (According to IHS Automotive, July 2014)

	Three Months Ended June 30,
	2014	2013	Increase (Decrease)	% Increase (Decrease)
	(Number of Vehicles in Thousands)
North America	4,413	4,258	155	4%
Europe	5,254	5,154	100	2%
South America	947	1,251	(304)	(24)%
India	865	869	(4)	—%
Total Europe, South America & India	7,066	7,274	(208)	(3)%
China	5,564	5,014	550	11%
Australia	44	55	(11)	(20)%
Clean Air revenue was up $135 million in the second quarter of 2014 compared to the second quarter of 2013 with higher revenues in all regions. The increase in North American revenues was driven by higher light vehicle volumes, new platform launches and increased off-highway and aftermarket revenues, which accounted for $72 million of the year-over-year change in revenues. Currency had a $1 million unfavorable impact on North American revenues. The increase in European, South American and Indian revenues was mostly driven by higher light vehicle and commercial truck and off-highway vehicle revenues in Europe, offset by lower year-over-year light vehicle and commercial truck and off-highway vehicle revenues in South America, with total volumes down $9 million. Currency had a $16 million favorable impact on European, South American and Indian revenues. The increase in Asia Pacific revenues was primarily driven by higher volumes of $67 million, mostly due to higher light vehicle production, new programs and commercial truck volumes in China. Currency had $3 million unfavorable impact on Asia Pacific revenues.
Ride Performance revenue was up $39 million in the second quarter of 2014 compared to the second quarter of 2013, primarily driven by higher volumes in North America. The increase in North American revenues was primarily driven by higher volumes and mix of $45 million due to light vehicle and commercial truck volume growth and higher aftermarket sales. Currency had a $4 million unfavorable impact on North American revenues. European, South American and Indian revenues were flat. Higher volumes in Europe driven by light vehicle and commercial truck increase was offset by lower volumes in South America and India. Currency had a $5 million unfavorable impact on European, South American and Indian revenues. Asia Pacific revenues were also flat. Higher volumes of $3 million mostly due to higher light vehicle production volumes in China were partially offset by lower volumes in Australia. Currency had a $1 million unfavorable impact on Asia Pacific revenues.

Net Sales and Operating Revenues for the Six Months Ended June 30, 2014 and 2013

	Six Months Ended June 30, 2014
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$1,453	$549	$904	$(2)	$906
Europe, South America & India	1,029	346	683	8	675
Asia Pacific	503	104	399	(3)	402
Total Clean Air Division	2,985	999	1,986	3	1,983
Ride Performance Division
North America	699	—	699	(8)	707
Europe, South America & India	543	—	543	(20)	563
Asia Pacific	108	—	108	(3)	111
Total Ride Performance Division	1,350	—	1,350	(31)	1,381
Total Tenneco Inc.	$4,335	$999	$3,336	$(28)	$3,364

	Six Months Ended June 30, 2013
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$1,333	$532	$801	$—	$801
Europe, South America & India	983	353	630	—	630
Asia Pacific	386	57	329	—	329
Total Clean Air Division	2,702	942	1,760	—	1,760
Ride Performance Division
North America	631	—	631	—	631
Europe, South America & India	533	—	533	—	533
Asia Pacific	104	—	104	—	104
Total Ride Performance Division	1,268	—	1,268	—	1,268
Total Tenneco Inc.	$3,970	$942	$3,028	$—	$3,028

	Six Months Ended June 30, 2014 Versus Six Months Ended June 30, 2013 Dollar and Percent Increase (Decrease)
	Revenues	Percent	Value-add Revenues excluding Currency	Percent
	(Millions Except Percent Amounts)
Clean Air Division
North America	$120	9%	$105	13%
Europe, South America & India	46	5%	45	7%
Asia Pacific	117	30%	73	22%
Total Clean Air Division	283	10%	223	13%
Ride Performance Division
North America	68	11%	76	12%
Europe, South America & India	10	2%	30	6%
Asia Pacific	4	4%	7	7%
Total Ride Performance Division	82	6%	113	9%
Total Tenneco Inc.	$365	9%	$336	11%

Light Vehicle Industry Production by Region for Six Months Ended June 30, 2014 and 2013 (According to IHS Automotive, July 2014)

	Six Months Ended June 30,
	2014	2013	Increase (Decrease)	% Increase (Decrease)
	(Number of Vehicles in Thousands)
North America	8,618	8,273	345	4%
Europe	10,470	9,974	496	5%
South America	1,889	2,271	(382)	(17)%
India	1,788	1,895	(107)	(6)%
Total Europe, South America & India	14,147	14,140	7	—%
China	11,130	10,125	1,005	10%
Australia	87	101	(14)	(14)%
Clean Air revenue was up $283 million in the first six months of 2014 compared to the first six months of 2013, driven by higher sales in all the regions. The increase in North American revenues was driven by higher light vehicle volumes, new platform launches and increased off-highway revenues, which accounted for $131 million of the year-over-year change in revenues. Currency had a $2 million unfavorable impact on North American revenues. The increase in European, South American and Indian revenues was mostly driven by higher volumes of $29 million, mainly due to higher year-over-year light vehicle and commercial truck and off-highway vehicle revenues in Europe offset by lower revenues in South America and India. Currency had an $18 million favorable impact on European, South American and Indian revenues. The increase in Asia Pacific revenues was primarily driven by higher volumes of $128 million, mostly due to higher light vehicle production, new programs and commercial truck volumes in China. Currency had $3 million unfavorable impact on Asia Pacific revenues.
Ride Performance revenue was up $82 million in the first six months of 2014 compared to the first six months of 2013, primarily driven by higher volumes in all the regions. The increase in North American revenues was primarily driven by higher volumes and mix of $76 million due to light vehicle and commercial truck volume growth and higher volumes and favorable mix in aftermarket. Currency had an $8 million unfavorable impact on North American revenues. The increase in European, South American and Indian revenues was primarily driven by higher volumes of $21 million due to increased volumes in Europe light vehicle and commercial truck and aftermarket sales growth. Currency had a $20 million unfavorable impact on European, South American and Indian revenues. The increase in Asia Pacific revenues was driven by higher volumes of $10 million, mostly due to higher light vehicle production volumes in China, partially offset by lower volumes in Australia. Currency had a $3 million unfavorable impact on Asia Pacific revenues.

Earnings before Interest Expense, Income Taxes and Noncontrolling Interests (“EBIT”) for the Three Months Ended June 30, 2014 and 2013

	Three Months Ended June 30,		Change
	2014	2013
	(Millions)
Clean Air Division
North America	$74	$68	$6
Europe, South America & India	18	18	—
Asia Pacific	23	21	2
Total Clean Air Division	115	107	8
Ride Performance Division
North America	48	36	12
Europe, South America & India	14	14	—
Asia Pacific	8	6	2
Total Ride Performance Division	70	56	14
Other	(29)	(22)	(7)
Total Tenneco Inc.	$156	$141	$15
The EBIT results shown in the preceding table include the following items, certain of which are discussed below under “Restructuring and Other Charges,” which have an effect on the comparability of EBIT results between periods:

	Three Months Ended June 30,
	2014	2013
	(Millions)
Clean Air Division
Europe, South America & India
Restructuring and related expenses	$1	$3
Asia Pacific
Restructuring and related expenses	4	—
Total Clean Air Division	$5	$3
Ride Performance Division
Europe, South America & India
Restructuring and related expenses	4	1
Asia Pacific
Restructuring and related expenses	1	$1
Total Ride Performance Division	$5	$2
Other
Restructuring and related expenses	$—	$2
EBIT for the Clean Air division was $115 million in the second quarter of 2014 compared to $107 million in the second quarter a year ago. EBIT for North America increased $6 million to $74 million in the second quarter of 2014 versus the second quarter of 2013. EBIT benefited from higher light vehicle and off-highway revenue, ramp up on new platforms, higher aftermarket revenues, operational cost improvements and positive currency, partially offset by higher engineering investments. Europe, South America and India's EBIT was $18 million in each the second quarter of 2014 and the second quarter of 2013. Higher volumes in Europe, year-over-year restructuring savings, lower restructuring costs and positive currency were offset by lower volumes in South America. EBIT for Asia Pacific increased $2 million to $23 million in the second quarter of 2014 from $21 million in the second quarter of 2013. EBIT benefited from higher light vehicle production volumes, new platforms and higher commercial truck revenues in China and improved operational management, partially offset by higher restructuring and related expenses and higher engineering investments. For the Clean Air division, restructuring and related expenses of $5 million were included in EBIT for the second quarter of 2014 and $3 million for the same period in 2013. Currency had a $3 million favorable impact on EBIT of the Clean Air division for 2014 when compared to last year.
EBIT for the Ride Performance division was $70 million in the second quarter of 2014 compared to $56 million in the second quarter a year ago. EBIT for North America increased $12 million in the second quarter of 2014 to $48 million from $36 million in the second quarter of 2013. The benefits of increased light vehicle and commercial truck volumes and positive aftermarket product mix were partially offset by higher operational costs. Europe, South America and India's EBIT was $14 million in each of the second quarter of 2014 and the second quarter of 2013. Higher aftermarket revenues in South America, increased light vehicle and commercial truck volumes in Europe, year-over-year savings from prior restructuring activities and favorable currency were offset by higher restructuring costs. EBIT for Asia Pacific increased $2 million to $8 million in the second quarter of 2014 from $6 million in the second quarter of 2013. EBIT benefited from higher light vehicle production volumes in China, operational cost improvements and favorable currency, partially offset by lower volumes in Australia. For the Ride Performance division, restructuring and related expenses of $5 million were included in EBIT for the second quarter of 2014 and $2 million for the same period in 2013. Currency had a $2 million favorable impact on EBIT of the Ride Performance division for 2014 when compared to last year.
Currency had a $5 million favorable impact on overall company EBIT for the second quarter of 2014 as compared to the prior year's second quarter.

EBIT as a Percentage of Revenue for the Three Months Ended June 30, 2014 and 2013

	Three Months Ended June 30,
	2014	2013
Clean Air Division
North America	10%	10%
Europe, South America & India	3%	3%
Asia Pacific	9%	10%
Total Clean Air Division	7%	8%
Ride Performance Division
North America	13%	11%
Europe, South America & India	5%	5%
Asia Pacific	14%	11%
Total Ride Performance Division	10%	8%
Total Tenneco Inc.	7%	7%

In the Clean Air division, EBIT as a percentage of revenues for the second quarter of 2014 was down one percent point compared to last year's second quarter. In North America, EBIT as a percentage of revenues for the second quarter of 2014 was even compared to last year's second quarter. EBIT benefited from higher light vehicle and off-highway revenue, ramp up on new platforms, higher aftermarket revenues, operational cost improvements and positive currency, offset by higher engineering investments. Europe, South America and India's EBIT as a percentage of revenues for the second quarter of 2014 was even compared to the prior year's second quarter. Higher volumes in Europe, year-over-year savings from prior restructuring activities, lower restructuring costs and positive currency were offset by lower volumes in South America. EBIT as a percentage of revenues for Asia Pacific in the second quarter of 2014 was down one percent point compared to the second quarter of 2013. The benefit from higher light vehicle production volumes, new platforms and higher commercial truck revenues in China and improved operational management was offset by higher restructuring and related expenses and higher engineering investments.

In the Ride Performance division, EBIT as a percentage of revenues was up two percent points compared to the prior year's second quarter. In the second quarter of 2014, EBIT as a percentage of revenues for North America was up two percentage points compared to the second quarter of 2013.The benefits of increased light vehicle and commercial truck volumes and positive aftermarket product mix were partially offset by higher operational costs. EBIT as a percentage of revenues in Europe, South America and India was even when compared to the prior year's second quarter. Higher aftermarket revenues in South America, increased light vehicle and commercial truck volumes in Europe, year-over-year restructuring savings and favorable currency were offset by higher restructuring costs. In Asia Pacific, EBIT as a percentage of revenues for the second quarter of 2014 was up three percentage points from last year's second quarter. EBIT benefited from higher light vehicle production volumes in China, operational cost improvements and favorable currency, partially offset by lower volumes in Australia.

EBIT for the Six Months Ended June 30, 2014 and 2013

	Six Months Ended June 30,		Change
	2014	2013
	(Millions)
Clean Air Division
North America	$130	$117	$13
Europe, South America & India	27	29	(2)
Asia Pacific	43	36	7
Total Clean Air Division	200	182	18
Ride Performance Division
North America	78	61	17
Europe, South America & India	30	24	6
Asia Pacific	15	10	5
Total Ride Performance Division	123	95	28
Other	(54)	(43)	$(11)
Total Tenneco Inc.	$269	$234	$35
The EBIT results shown in the preceding table include the following items, certain of which are discussed below under “Restructuring and Other Charges,” which have an effect on the comparability of EBIT results between periods:

	Six Months Ended June 30,
	2014	2013
	(Millions)
Clean Air Division
Europe, South America & India
Restructuring and related expenses	$9	$4
Asia Pacific
Restructuring and related expenses	4	2
Total Clean Air Division	$13	$6
Ride Performance Division
Europe, South America & India
Restructuring and related expenses	6	2
Asia Pacific
Restructuring and related expenses	1	1
Total Ride Performance Division	$7	$3
Other
Restructuring and related expenses	$—	$2
EBIT for the Clean Air division was $200 million in the first half of 2014 compared to $182 million in the first half of 2013. EBIT for North America increased $13 million to $130 million in the first half of 2014 versus the first half of 2013. EBIT benefited from higher light vehicle and off-highway revenue, ramp up on new platforms, operational cost improvements and positive currency, partially offset by higher engineering investments. Europe, South America and India's EBIT decreased $2 million in the first half of 2014 to $27 million from $29 million in the first half of 2013. The decrease was driven by higher restructuring and related expenses, partially offset by higher OE revenue, new platforms in Europe, year-over-year savings from prior restructuring activities and positive currency. EBIT for Asia Pacific increased $7 million to $43 million in the first half of 2014 from $36 million in the first half of 2013. EBIT benefited from higher light vehicle production volumes, new platforms and higher commercial truck revenues in China, and restructuring savings in Australia, partially offset by higher restructuring and related expenses and negative currency. For the Clean Air division, restructuring and related expenses of $13 million were included in EBIT for the first half of 2014 and $6 million for the same period in 2013. Currency had a $2 million favorable impact on EBIT of the Clean Air division for 2014 when compared to last year.
EBIT for the Ride Performance division was $123 million in the first half of 2014 compared to $95 million in the first half of 2013. EBIT for North America increased $17 million in the first half of 2014 to $78 million from $61 million in the first half of 2013. The benefits of increased light vehicle and commercial truck volumes and positive aftermarket product mix were partially offset by unfavorable currency. Europe, South America and India's EBIT was $30 million in the first half of 2014, compared to $24 million in the first half of 2013. The increase was driven by higher aftermarket revenues, increased light vehicle and commercial truck volumes in Europe and year-over-year savings from prior restructuring activities, partially offset by higher restructuring costs and negative currency. EBIT for Asia Pacific increased $5 million to $15 million in the first half of 2014 from $10 million in the first half of 2013. EBIT benefited from higher light vehicle production volumes in China and operational cost improvements, partially offset by lower volumes in Australia. For the Ride Performance division, restructuring and related expenses of $7 million were included in EBIT for the first half of 2014 and $3 million for the same period in 2013. Currency had a $2 million unfavorable impact on EBIT of the Ride Performance division for 2014 when compared to last year. EBIT for the Ride Performance division also included a $7 million expense to adjust workers' compensation reserves.
Currency had no impact on overall company EBIT for the first half of 2014 as compared to the first half of prior year.
EBIT as a Percentage of Revenue for the Six Months Ended June 30, 2014 and 2013

	Six Months Ended June 30,
	2014	2013
Clean Air Division
North America	9%	9%
Europe, South America & India	3%	3%
Asia Pacific	9%	9%
Total Clean Air Division	7%	7%
Ride Performance Division
North America	11%	10%
Europe, South America & India	6%	5%
Asia Pacific	14%	10%
Total Ride Performance Division	9%	7%
Total Tenneco Inc.	6%	6%

In the Clean Air division, EBIT as a percentage of revenues for the first half of 2014 was even compared to the first half of last year. In North America, EBIT as a percentage of revenues for the first half of 2014 was even compared to the first half of last year. EBIT benefited from higher light vehicle and off-highway revenue, ramp up on new platforms, operational cost improvements and positive currency, offset by higher engineering investments. Europe, South America and India's EBIT as a percentage of revenues for the first half of 2014 was even compared to the first half of prior year. Higher OE revenue, new platforms in Europe, year-over-year savings from prior restructuring activities and positive currency were offset by higher restructuring and related expenses. EBIT as a percentage of revenues for Asia Pacific in the first half of 2014 was even compared to the first half of 2013. The benefit from higher light vehicle production volumes, new platforms and higher commercial truck revenues in China and restructuring savings in Australia was offset by higher restructuring and related expenses and negative currency.

In the Ride Performance division, EBIT as a percentage of revenues was up two percent points compared to the first half of prior year. In the first half of 2014, EBIT as a percentage of revenues for North America was up one percentage point compared to the first half of 2013. The benefits of increased light vehicle and commercial truck volumes and positive aftermarket product mix were partially offset by unfavorable currency. EBIT as a percentage of revenues in Europe, South America and India was up one percentage points in the first half of 2014 when compared to the first half of prior year. The increase was driven by higher aftermarket revenues, increased light vehicle and commercial truck volumes in Europe and year-over-year savings from prior restructuring activities, partially offset by higher restructuring costs and negative currency. In Asia Pacific, EBIT as a percentage of revenues for the first half of 2014 was up four percentage points from the first half of last year. EBIT benefited from higher light vehicle production volumes in China and operational cost improvements, partially offset by lower volumes in Australia.
Interest Expense, Net of Interest Capitalized
We reported interest expense in the second quarter of 2014 of $19 million (all in our U.S. operations) net of interest capitalized of $1 million, down from $20 million (all in our U.S. operations) net of interest capitalized of $1 million in the second quarter of 2013. Interest expense decreased by $1 million in the second quarter of 2014 compared to the prior year's second quarter.

We reported interest expense in the first half of 2014 of $38 million (all in our U.S. operations) net of interest capitalized of $2 million, down from $40 million ($39 million in our U.S. operations and $1 million in our foreign operations) net of interest capitalized of $2 million in the first half of 2013. Interest expense decreased by $2 million in the first half of 2014 compared to the first half of prior year.
On June 30, 2014, we had $778 million in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed through December 2020, $225 million is fixed through August 2018, and the remainder is fixed from 2015 through 2025. We also have $428 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” later in this Management’s Discussion and Analysis.
Income Taxes
We reported income tax expense of $46 million and $47 million in the three month periods ended June 30, 2014 and 2013, respectively. The tax expense recorded in the second quarter of 2014 included $1 million for tax adjustments to prior year estimates.
We reported income tax expense of $86 million and $59 million in the first six months of 2014 and 2013, respectively. The tax expense recorded in the first six months of 2014 included $1 million for tax adjustments to prior year estimates. The tax expense recorded in the first six months of 2013 included a net tax benefit of $13 million for tax adjustments primarily related to recognizing a U.S. tax benefit for foreign taxes and changes to prior year estimates. U.S. tax benefit for foreign taxes is driven by our ability to claim a U.S. foreign tax credit beginning in 2013. The U.S. foreign tax credit law provides for a credit against U.S. taxes otherwise payable for foreign taxes paid with regard to dividends, interest and royalties paid to us in the U.S.
In 2012, we reversed the tax valuation allowance against our net deferred tax assets in the U.S. based on operating improvements we had made, the outlook for light and commercial vehicle production in the U.S. and the positive impact this should have on our U.S. operations. We have fully utilized our federal net operating loss ("NOL") as of June 30, 2014. The state NOLs expire in various tax years through 2032.
 Valuation allowances are established in certain foreign jurisdictions for deferred tax assets. The valuation allowances recorded against deferred tax assets will impact our provision for income taxes until the valuation allowances are released. Our provision for income taxes will include no tax benefit for losses incurred and no tax expense with respect to income generated in these jurisdictions until the respective valuation allowance is eliminated.
Restructuring and Other Charges
Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. In 2013, we incurred $78 million in restructuring and related costs, primarily related to European cost reduction efforts, including non-cash asset write downs of $3 million, our exit from the distribution of aftermarket exhaust products and ending production of leaf springs in Australia, headcount reductions in various regions, and the net impact of freezing our defined benefit plans in the United Kingdom, of which $70 million was recorded in cost of sales, $6 million in SG&A, $1 million in engineering expense and $1 million in other expense. In the second quarter of 2014, we incurred $10 million in restructuring and related costs, primarily related to European cost reduction efforts and headcount reductions in Australia and South America, of which $5 million was recorded in cost of sales, $3 million in SG&A, $1 million in engineering expense and $1 million in other expense. In the second quarter of 2013, we incurred $7 million in restructuring and related costs, primarily related to European cost reduction efforts, the ending of production of leaf springs in Australia, headcount reductions in various regions, and the net impact of freezing our defined benefit plans in the United Kingdom, of which $4 million was recorded in cost of sales and $3 million in SG&A. In the first six months of 2014, we incurred $20 million in restructuring and related costs, primarily related to European cost reduction efforts including non-cash asset write downs off $1 million and headcount reductions in Australia and South America, of which $15 million was recorded in cost of sales, $3 million in SG&A, $1 million in engineering expense and $1 million in other expense. In the first six months of 2013, we incurred $11 million in restructuring and related costs, primarily related to European cost reduction efforts, our exit from the distribution of aftermarket exhaust products, the ending of production of leaf springs in Australia, headcount reductions in various regions, and the net impact of freezing our defined benefit plans in the United Kingdom, of which $7 million was recorded in cost of sales and $4 million in SG&A.
Amounts related to activities that are part of our restructuring reserves are as follows:

	December 31, 2013 Restructuring Reserve	2014 Expenses	2014 Cash Payments	June 30, 2014 Restructuring Reserve
	(Millions)
Employee Severance, Termination Benefits and Other Related Costs	$44	19	(19)	$44
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
On January 31, 2013, we announced our intent to reduce structural costs in Europe by approximately $60 million annually, and anticipate related costs of approximately $120 million, which includes the closing of the Vittaryd facility in Sweden that we announced in September 2012 and a $7 million charge recorded in the fourth quarter of 2012 related to the impairment of certain assets in the European ride performance business. The $120 million of anticipated costs includes approximately $20 million of non-cash asset write downs, the cost of relocating tooling, equipment and production to other facilities, severance and retention payments to employees and other costs related to these actions. Any plans affecting our European hourly and salaried workforce would be subject to consultation with the relevant employee representatives. We incurred $78 million in restructuring and related costs in 2013, of which $69 million was related to this initiative including $3 million for non-cash asset write downs. In the second quarter of 2014, we incurred $10 million in restructuring and related costs, of which $4 million was related to this initiative. In the first half of 2014, we incurred $20 million in restructuring and related costs, of which $14 million was related to this initiative including $1 million for non-cash asset write downs. We expect that most of the expense will be recorded by 2014, and that the Company will reach a full savings run rate in 2016. As part of our European structural cost reduction initiative, on September 5, 2013 we announced our intent to close our ride performance plant in Gijon, Spain and reduce the workforce at our ride performance plant in Sint-Truiden, Belgium. The actions were subject to consultation with the relevant employee representatives and in total would eliminate approximately 480 jobs in Western Europe while allowing the most efficient use of our capital assets and production capacity across the region. We concluded the consultation period with employee representatives at Gijon without having reached agreement and on December 17, 2013 notified the Gijon employees' works council that the Company was proceeding with the plant closure. Employee terminations at Gijon were completed by the end of 2013. During the first quarter of 2014, the employees' works council filed suit challenging the decision to close the Gijon plant and local High Court of Justice of Asturias ruled in favor of the employees' works council. On February 25, 2014, we announced the intention of the Company to appeal that decision to the Supreme Court of Spain in Madrid, and at the same time we worked closely with local and European government officials to reach a solution to address the challenge to our restructuring plan by the Gijon plant's employees' works council. In July 2014, we finalized the agreements related to restructuring with employee representatives at Gijon as well as Sint-Truiden. Under the final agreement for Gijon, the plant re-opened in July 2014 with about half of its prior workforce and will continue to be operated by Tenneco until a complete transfer of ownership takes place in approximately two years. Our estimate of total charges related to the actions at the Gijon and Sint-Truiden plants, including severance costs related to the future transfer of ownership for the Gijon plant, remains unchanged from what was announced previously. We expect total charges of $63 million related to these actions, $57 million of cash expenditures (which consist of severance and related payments to employees, the cost of relocating tooling, equipment and production to other facilities and other costs related to these actions) and $6 million of non-cash asset write downs. We recorded $60 million in 2013, $3 million in the second quarter of 2014 and $5 million in the first half of 2014 related to these actions at Gijon and Sint-Truiden. In the first quarter of 2014, we announced and finalized the closure of the clean air just-in-time plant in Iwuy, France, due to reduced demand for the plant's products. The actions were subject to the required consultation process with the relevant employee representatives.
Earnings Per Share
We reported net income attributable to Tenneco Inc. of $81 million or $1.32 per diluted common share for the second quarter of 2014. Included in the results for the second quarter of 2014 were negative impacts from expenses related to our restructuring activities and tax adjustments. The net impact of these items decreased earnings per diluted share by $0.13. We reported net income attributable to Tenneco Inc. of $63 million or $1.02 per diluted common share for the second quarter of 2013. Included in the results for the second quarter of 2013 were negative impacts from expenses related to our restructuring activities, which decreased earnings per diluted share by $0.08.
We reported net income attributable to Tenneco Inc. of $127 million or $2.06 per diluted common share for the first half of 2014. Included in the results for the first half of 2014 were negative impacts from expenses related to our restructuring activities and tax adjustments. The net impact of these items decreased earnings per diluted share by $0.30. We reported net income attributable to Tenneco Inc. of $117 million or $1.91 per diluted common share for the first half of 2013. Included in the results for the first half of 2013 were negative impacts from expenses related to our restructuring activities, which were more than offset by net tax benefits. The net impact of these items increased earnings per diluted share by $0.08.
Dividends on Common Stock
On January 10, 2001, our Board of Directors eliminated the quarterly dividend on our common stock. There are no current plans to reinstate a dividend on our common stock.
Cash Flows for the Three Months Ended June 30, 2014 and 2013

	Three Months Ended June 30,
	2014	2013
	(Millions)
Cash provided (used) by:
Operating activities	$114	$133
Investing activities	(85)	(56)
Financing activities	(40)	(56)
Operating Activities
For the second quarter of 2014, operating activities provided $114 million in cash compared to $133 million in cash provided during last year’s second quarter. Compared to the prior year, the greater use of cash from operations was primarily driven by working capital investment to support business growth. For the second quarter of 2014, cash used for working capital was $31 million versus $12 million of cash used for working capital in the second quarter of 2013. Receivables were a use of cash of $69 million in the second quarter of 2014 compared to a use of cash of $77 million in the prior year’s second quarter. Inventory represented a cash outflow of $23 million during the second quarter of 2014, compared to a cash inflow of $22 million for last year’s second quarter. Accounts payable provided $73 million of cash for the quarter ended June 30, 2014, compared to cash provided of $72 million for the quarter ended June 30, 2013. Cash taxes were $53 million for the second quarter of 2014 compared to $46 million in the prior year’s second quarter.
Investing Activities
Cash used for investing activities was $85 million in the second quarter of 2014 compared to cash used of $56 million in the same period a year ago. Cash payments for plant, property and equipment were $84 million in the second quarter of 2014 versus payments of $54 million in the second quarter of 2013, an increase of $30 million. The majority of the spending was to support continued growth in the Clean Air business in Europe, China and North America. Cash payments for software-related intangible assets were $2 million and $6 million, respectively, for the second quarters of 2014 and 2013. Changes in restricted cash were a source of cash of $1 million in the second quarter of 2014 compared to $4 million provided in the second quarter of 2013.

Financing Activities
Cash flow from financing activities was an outflow of $40 million for the quarter ending June 30, 2014 compared to an outflow of $56 million for the quarter ending June 30, 2013. During the second quarter of 2013, we repurchased 45,000 shares of our outstanding common stock for $2 million at an average price of $44.56 per share as part of a previously announced stock buyback plan for 550,000 shares of outstanding common stock. In the second quarter of 2014, we received $4 million for selling 45 percent equity interest in Tenneco Fusheng (Chengdu) Automobile Parts Co., Ltd. to a third party partner.
Cash Flows for the Six Months Ended June 30, 2014 and 2013

	Six Months Ended June 30,
	2014	2013
	(Millions)
Cash provided (used) by:
Operating activities	$(26)	$41
Investing activities	(176)	(139)
Financing activities	189	122
Operating Activities

For the first six months of 2014, operating activities used $26 million in cash compared to $41 million in cash provided during the first six months of last year. Compared to the prior year, the greater use of cash from operations was primarily driven by working capital investment to support business growth. For the first six months of 2014, cash used for working capital was $275 million versus $209 million of cash used for working capital in the first six months of 2013. Receivables were a use of cash of $303 million in the first six months of 2014 compared to a use of cash of $253 million in the first six months of prior year. Inventory represented a cash outflow of $104 million during the first six months of 2014, compared to a cash outflow of $18 million during the first six months of last year. Accounts payable provided $160 million of cash for the first six months ended June 30, 2014, compared to cash provided of $149 million for the first six months ended June 30, 2013. Cash taxes were $74 million for the first six months of 2014 compared to $71 million in the first six months of prior year.
Investing Activities
Cash used for investing activities was $176 million in the first six months of 2014 compared to cash used of $139 million in the same period a year ago. Cash payments for plant, property and equipment were $167 million in the first six months of 2014 versus payments of $124 million in the first six months of 2013, an increase of $43 million. The majority of the spending was to support continued growth in the Clean Air business in Europe, China and North America. Cash payments for software-related intangible assets were $9 million and $12 million, respectively, for the first six months of 2014 and 2013. There was no change in restricted cash in the first six months of 2014 compared to $5 million in the first six months of 2013.

Financing Activities
Cash flow from financing activities was an inflow of $189 million for the six months ending June 30, 2014 compared to an inflow of $122 million for the six months ending June 30, 2013. During the first six months of 2013, we repurchased 45,000 shares of our outstanding common stock for $2 million at an average price of $44.56 per share as part of a previously announced stock buyback plan for 550,000 shares of outstanding common stock. Borrowings under our revolving credit facility were $208 million at June 30, 2014 and $190 million at June 30, 2013. At June 30, 2014, there was no borrowing under the North American accounts receivable securitization programs, whereas at June 30, 2013, there was $50 million outstanding. In the first six months of 2014, we received $4 million for selling 45 percent equity interest in Tenneco Fusheng (Chengdu) Automobile Parts Co., Ltd. to a third party partner.
Outlook
For the third quarter, global light vehicle production is forecasted to increase five percent year-over-year in the regions where we operate. The increase includes a nine percent increase in North America, 11% in China and nine percent in India. Europe is forecasted to be flat and South America is expected to decline 12%. We expect our light vehicle revenue in the third quarter to grow in line with the forecast for global industry light vehicle production.
Significant growth will continue in the third quarter in our commercial truck and off-highway business as revenue is expected to increase 20% to 25% against a strong year-over-year comparison. We are launching new business and incremental content on existing platforms to meet off-highway regulations in North America and Europe and expect higher commercial truck revenue in China.
The global aftermarket is expected to be steady with the third quarter of last year.
Other Event
The company announced that it expects to launch a voluntary program offering to buyout former employees vested in the U.S. pension plan during the third quarter. The company expects to complete the process in the fourth quarter and take a charge at the time. The cash payments to those former employees who elect to take the buyout will be made from the pension plan assets. Therefore, it will not impact the company's cash flow. The company will not be able to determine the amount of the fourth quarter charge until the buyout offer ends. The average participation rate in similar situations has been approximately 50 percent. At that participation level, the company would expect to incur a non-cash charge of approximately $17 million during the fourth quarter.
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
Revenue Recognition

We recognize revenue for sales to our original equipment and aftermarket customers when title and risk of loss passes to the customers under the terms of our arrangements with those customers, which is usually at the time of shipment from our plants or distribution centers. Generally, in connection with the sale of exhaust systems to certain original equipment manufacturers, we purchase catalytic converters and diesel particulate filters or components thereof including precious metals (“substrates”) on behalf of our customers which are used in the assembled system. These substrates are included in our inventory and “passed through” to the customer at our cost, plus a small margin, since we take title to the inventory and are responsible for both the delivery and quality of the finished product. Revenues recognized for substrate sales were $999 million and $942 million for the first six months of 2014 and 2013, respectively. For our aftermarket customers, we provide for promotional incentives and returns at the time of sale. Estimates are based upon the terms of the incentives and historical experience with returns. Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis. Shipping and handling costs billed to customers are included in revenues and the related costs are included in cost of sales in our condensed consolidated statements of income.
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
Pre-production Design and Development and Tooling Assets
We expense pre-production design and development costs as incurred unless we have a contractual guarantee for reimbursement from the original equipment customer. Unbilled pre-production design and development costs recorded in prepayments and other and long-term receivables totaled $35 million and $30 million at June 30, 2014 and December 31, 2013, respectively. In addition, plant, property and equipment included $53 million and $59 million at June 30, 2014 and December 31, 2013, respectively, for original equipment tools and dies that we own, and prepayments and other included $85 million and $86 million at June 30, 2014 and December 31, 2013, respectively, for in-process tools and dies that we are building for our original equipment customers.
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
The valuation allowances recorded against deferred tax assets in certain foreign jurisdictions will impact our provision for income taxes until the valuation allowances are released. Our provision for income taxes will include no tax benefit for losses incurred and no tax expense with respect to income generated in these jurisdictions until the respective valuation allowance is eliminated.
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
Except in the U.K., our pension plans generally do not require employee contributions. Our policy is to fund our pension plans in accordance with applicable U.S. and foreign government regulations and to make additional payments as funds are available to achieve full funding of the accumulated benefit obligation. As of June 30, 2014, all legal funding requirements have been met.
New Accounting Pronouncements
Note 11 in our notes to condensed consolidated financial statements located in Part I Item 1 of this Form 10-Q is incorporated herein for reference.

Liquidity and Capital Resources
Capitalization

	June 30, 2014	December 31, 2013	% Change
	(Millions)
Short-term debt and maturities classified as current	$91	$83	10%
Long-term debt	1,206	1,019	18
Total debt	1,297	1,102	18
Total redeemable noncontrolling interests	22	20	10
Total noncontrolling interests	36	39	(8)
Tenneco Inc. shareholders’ equity	589	433	36
Total equity	625	472	32
Total capitalization	$1,944	$1,594	22
General. Short-term debt, which includes maturities classified as current, borrowings by foreign subsidiaries, and borrowings securitized by our North American accounts receivable securitization program, was $91 million and $83 million as of June 30, 2014 and December 31, 2013, respectively. Borrowings under our revolving credit facilities, which are classified as long-term debt, were $208 million and $58 million at June 30, 2014 and December 31, 2013, respectively.
The 2014 year-to-date increase in Tenneco Inc. shareholders' equity primarily resulted from net income attributable to Tenneco Inc. of $127 million, a $6 million increase related to pension and postretirement benefits and a $23 million increase in premium on common stock and other capital surplus relating to common stock issued pursuant to benefit plans.
Overview. Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions. The arrangement is secured by substantially all our domestic assets and pledges of up to 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries.
On March 22, 2012, we completed an amendment and restatement of our senior credit facility by increasing the amount and extending the maturity date of our revolving credit facility and adding a new Tranche A Term Facility. As of June 30, 2014, the senior credit facility provides us with a total revolving credit facility size of $850 million and had a $219 million balance outstanding under the Tranche A Term Facility, both of which will mature on March 22, 2017. Funds may be borrowed, repaid and re-borrowed under the revolving credit facility without premium or penalty. The revolving credit facility is reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. Outstanding letters of credit reduce our availability to enter into revolving loans under the facility. We are required to make quarterly principal payments under the Tranche A Term Facility of $6.3 million through March 31, 2015, $9.4 million beginning June 30, 2015 through March 31, 2016, $12.5 million beginning June 30, 2016 through December 31, 2016 and a final payment of $125 million is due on March 22, 2017. We have excluded the required payments, within the next twelve months, under the Tranche A Term Facility totaling $28 million from current liabilities as of June 30, 2014, because we have the intent and ability to refinance the obligations on a long-term basis by using our revolving credit facility.
At June 30, 2014, of the $850 million available under the revolving credit facility, we had unused borrowing capacity of $560 million with $208 million in outstanding borrowings and $82 million in outstanding letters of credit. As of June 30, 2014, our outstanding debt also included $219 million related to our Tranche A Term Facility which is subject to quarterly principal payments as described above through March 22, 2017, $225 million of 7.75 percent senior notes due August 15, 2018, $500 million of 6.875 percent senior notes due December 15, 2020, and $145 million of other debt.
Senior Credit Facility — Interest Rates and Fees. Beginning March 22, 2012, our Tranche A Term Facility and revolving credit facility bear interest at an annual rate equal to, at our option, either (i) London Interbank Offered Rate (“LIBOR”) plus a margin of 250 basis points, or (ii) a rate consisting of the greater of (a) the JPMorgan Chase prime rate plus a margin of 150 basis points, (b) the Federal Funds rate plus 50 basis points plus a margin of 150 basis points, and (c) the Eurodollar Rate plus 100 basis points plus a margin of 150 basis points. The margin we pay on these borrowings will be reduced by a total of 25 basis points below the original margin following each fiscal quarter for which our consolidated net leverage ratio is less than 1.50 or will be increased by a total of 25 basis points above the original margin if our consolidated net leverage ratio is greater than or equal to 2.50. We also pay a commitment fee equal to 40 basis points. In February 2014, the margin we pay on borrowing decreased by 25 basis points below the original margin, as a result of a decrease in our consolidated net leverage ratio to1.39 at December 31, 2013. As of March 31, 2014, our consolidated net leverage ratio was 1.63 resulting in an increase of 25 basis points back to 250 basis points.
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

	June 30, 2014		March 31, 2014
	Required	Actual	Required	Actual
Leverage Ratio (maximum)	3.50	1.57	3.50	1.63
Interest Coverage Ratio (minimum)	2.75	10.62	2.75	10.39
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
As of June 30, 2014, we were in compliance with all the financial covenants and operational restrictions of the senior credit facility. Our senior credit facility does not contain any terms that could accelerate payment of the facility or affect pricing under the facility as a result of a credit rating agency downgrade.
Senior Notes. As of June 30, 2014, our outstanding senior notes also included $225 million of 7.75 percent senior notes due August 15, 2018 and $500 million of 6.875 percent senior notes due December 15, 2020. Under the indentures governing the notes, we are permitted to redeem some or all of the remaining senior notes at specified prices that decline to par over a specified period at any time on and after August 15, 2014 in the case of the senior notes due 2018, and December 15, 2015 in the case of the senior notes due 2020. In addition, prior to such dates the notes may also be redeemed at a price generally equal to 100 percent of the principal amount thereof plus a premium based on the present values of the remaining payments due to the noteholders. If we sell certain of our assets or experience specified kinds of changes in control, we must offer to repurchase the notes due 2018 and 2020 at 101 percent of the principal amount thereof plus accrued and unpaid interest.
Our senior notes require that, as a condition precedent to incurring certain types of indebtedness not otherwise permitted, our consolidated fixed charge coverage ratio, as calculated on a pro forma basis, be greater than 2.00. The indentures also contain restrictions on our operations, including limitations on: (i) incurring additional indebtedness or liens; (ii) dividends;

(iii) distributions and stock repurchases; (iv) investments; (v) asset sales and (vi) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. As of June 30, 2014, we were in compliance with the covenants and restrictions of these indentures.
Accounts Receivable Securitization. We securitize some of our accounts receivable on a limited recourse basis in North America and Europe. As servicer under these accounts receivable securitization programs, we are responsible for performing all accounts receivable administration functions for these securitized financial assets including collections and processing of customer invoice adjustments. In North America, we have an accounts receivable securitization program with three commercial banks comprised of a first priority facility and a second priority facility. We securitize original equipment and aftermarket receivables on a daily basis under the bank program. In March 2014, the North American program was amended and extended to March 20, 2015. The first priority facility continues to provide financing of up to $110 million and the second priority facility, which is subordinated to the first priority facility, continues to provide up to an additional $40 million of financing. Both facilities monetize accounts receivable generated in the U.S. and Canada that meet certain eligibility requirements. The second priority facility also monetizes certain accounts receivable generated in the U.S. or Canada that would otherwise be ineligible under the first priority securitization facility. The amount of outstanding third-party investments in our securitized accounts receivable under the North American program was zero at June 30, 2014 and $10 million at December 31, 2013.
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
We also securitize receivables in our European operations with regional banks in Europe under various separate facilities. The commitments for these arrangements are generally for one year, but some may be cancelled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon 15 days, or less, notification. The amount of outstanding third-party investments in our securitized accounts receivable in Europe was $186 million and $134 million at June 30, 2014 and December 31, 2013, respectively.
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
In our North American accounts receivable securitization programs, we transfer a partial interest in a pool of receivables and the interest that we retain is subordinate to the transferred interest. Accordingly, we account for our North American securitization program as a secured borrowing. In our European programs, we transfer accounts receivables in their entirety to the acquiring entities and satisfy all of the conditions established under ASC Topic 860, “Transfers and Servicing,” to report the transfer of financial assets in their entirety as a sale. The proceeds received in exchange for the transfer of accounts receivable under our European securitization programs approximates the fair value of such receivables. We recognized less than $1 million interest expense in each of the three month periods ended June 30, 2014 and 2013, respectively, and $1 million in the six month periods ended June 30, 2014 and 2013, respectively, relating to our North American securitization program. In addition, we recognized a loss of $1 million in each of the three month periods ended June 30, 2014 and 2013, respectively, and $2 million in each of the six month periods ended June 30, 2014 and 2013, respectively, on the sale of trade accounts receivable in our European accounts receivable securitization programs, representing the discount from book values at which these receivables were sold to our banks. The discount rate varies based on funding costs incurred by our banks, which averaged approximately two percent during the first half of 2014 and three percent during the first half of 2013, respectively.
Financial Instruments. One of our European subsidiaries receives payment from one of its customers whereby the accounts receivable are satisfied through the early delivery of financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets. The amount of these financial instruments that was collected before their maturity date and sold at a discount totaled $5 million at both June 30, 2014 and December 31, 2013, respectively. No such financial instruments were held by our European subsidiary as of June 30, 2014 or December 31, 2013.
In certain instances, several of our Chinese subsidiaries receive payment from customers through the receipt of financial instruments on the date the customer payments are due. Several of our Chinese subsidiaries also satisfy vendor payments through the delivery of financial instruments on the date the payments are due. Financial instruments issued to satisfy vendor payables and not redeemed totaled $29 million and $13 million at June 30, 2014 and December 31, 2013, respectively, and were classified as notes payable. Financial instruments received from customers and not redeemed totaled $17 million and $12 million at June 30, 2014 and December 31, 2013, respectively. We classify financial instruments received from our customers as other current assets if issued by a financial institution of our customers or as customer notes and accounts, net if issued by our customer. We classified $17 million and $12 million in other current assets at June 30, 2014 and December 31, 2013, respectively. Some of our Chinese subsidiaries that issue their own financial instruments to pay vendors are required to maintain a cash balance if they exceed certain credit limits with the financial institution that guarantees those financial instruments. A restricted cash balance was required at those Chinese subsidiaries at June 30, 2014 for $1 million and was not required December 31, 2013.
The financial instruments received by one of our European subsidiaries and some of our Chinese subsidiaries are drafts drawn that are payable at a future date and, in some cases, are negotiable and/or are guaranteed by banks of the customers. The use of these instruments for payment follows local commercial practice. Because certain of such financial instruments are guaranteed by our customers’ banks, we believe they represent a lower financial risk than the outstanding accounts receivable that they satisfy which are not guaranteed by a bank.
Supply Chain Financing. Near the end of the second quarter of 2013 certain of our suppliers in the U.S. extended their payment terms to Tenneco. The liquidity benefit to Tenneco from the extended payment terms totaled $14 million at June 30, 2014. These suppliers also began participating in a supply chain financing program under which they securitize their accounts receivables from Tenneco with two financial institutions. The financial institutions participate in the supply chain financing program on an uncommitted basis and can cease purchasing receivables from Tenneco's suppliers at any time. If the financial institutions did not continue to purchase receivables from Tenneco's suppliers under this program, the participating vendors could reduce their payment terms to Tenneco which in turn would cause our borrowings under our revolving credit facility to increase.
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
In managing our foreign currency exposures, we identify and aggregate existing offsetting positions and then hedge residual exposures through third-party derivative contracts. The fair value of our foreign currency forward contracts was less than $1 million at June 30, 2014 and is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. The following table summarizes by major currency the notional amounts for our foreign currency forward purchase and sale contracts as of June 30, 2014. All contracts in the following table mature in 2014.

		June 30, 2014
		Notional Amount in Foreign Currency
		(Millions)
Australian dollars	—Purchase	2
British pounds	—Purchase	34
	—Sell	(2)
Canadian dollars	—Purchase	—
	—Sell	(18)
European euro	—Purchase	2
	—Sell	(9)
South African rand	—Purchase	127
Japanese yen	—Purchase	271
	—Sell	(531)
Polish zloty	—Purchase	25
U.S. dollars	—Purchase	29
	—Sell	(74)
Other	—Purchase	1
Interest Rate Risk
Our financial instruments that are sensitive to market risk for changes in interest rates are primarily our debt securities. We use our revolving credit facility to finance our short-term and long-term capital requirements. We pay a current market rate of interest on these borrowings. Our long-term capital requirements have been financed with long-term debt with original maturity dates ranging from five to ten years. On June 30, 2014, we had $778 million in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed through December 2020, $225 million is fixed through August 2018, and the remainder is fixed from 2015 through 2026. We also have $428 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” earlier in this Management’s Discussion and Analysis.
We estimate that the fair value of our long-term debt at June 30, 2014 was about 105 percent of its book value. A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $5 million.

Environmental Matters, Legal Proceedings and Product Warranties
Note 7 in our notes to condensed consolidated financial statements located in Part I Item 1 of this Form 10-Q is incorporated herein for reference.
The company expects to incur approximately $3 million to $5 million in legal costs related to the ongoing anit-trust investigation for each of the next two quarters.
Tenneco 401(K) Retirement Savings Plan
Effective January 1, 2012, the Tenneco Employee Stock Ownership Plan for Hourly Employees and the Tenneco Employee Stock Ownership Plan for Salaried Employees were merged into one plan called the Tenneco 401(k) Retirement Savings Plan (the “Retirement Savings Plan”). Under the plan, subject to limitations in the Internal Revenue Code, participants may elect to defer up to 75 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We match in cash 100 percent on the first three percent and 50 percent on the next two percent of employee contributions. In connection with freezing the defined benefit pension plans for nearly all U.S. based salaried and non-union hourly employees effective December 31, 2006, and the related replacement of those defined benefit plans with defined contribution plans, we are making additional contributions to the Employee Stock Ownership Plans. We recorded expense for these contributions of approximately $13 million and $11 million for the six month periods ended June 30, 2014 and 2013, respectively. Matching contributions vest immediately. Defined benefit replacement contributions fully vest on the employee’s third anniversary of employment.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) Not applicable.
(c) Purchase of equity securities by the issuer and affiliated purchasers. The following table provides information relating to our purchase of shares of our common stock in the second quarter of 2014. These purchases reflect shares withheld upon vesting of restricted stock for minimum tax withholding obligations. We intend to continue to satisfy statutory minimum tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares.
In addition, in January 2014, our Board of Directors approved a share repurchase program, authorizing our company to repurchase up to 400,000 shares of the Company's outstanding common stock over a 12 month period. This repurchase program does not obligate Tenneco to make repurchases at any specific time or situation and is intended to offset dilution from shares of restricted stock and stock options issued in 2014 to employees. We did not purchase any shares through this program in the six month period ended June 30, 2014.

Period	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under These Plans or Programs
April 2014	10,373	$57.00	—	400,000
May 2014	—	$—	—	400,000
June 2014	—	$—	—	400,000
Total	10,373	$57.00	—	400,000

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, Tenneco Inc. has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TENNECO INC.

By:	/S/ KENNETH R. TRAMMELL
Kenneth R. Trammell
Executive Vice President and Chief Financial Officer
Dated: August 5, 2014

INDEX TO EXHIBITS
TO
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2014

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