Form 10-Q
period 2014-09-30
TENNECO INC
filed 2014-11-05
CIK 1024725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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
Common Stock, par value $0.01 per share: 61,068,245 shares outstanding as of October 31, 2014.

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
FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS (UNAUDITED)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Tenneco Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Tenneco Inc. and consolidated subsidiaries as of September 30, 2014, and the related condensed consolidated statements of income, comprehensive income, and cash flows for the three and nine month periods ended September 30, 2014 and 2013 and changes in shareholders' equity for the nine months ended September 30, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.
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
November 5, 2014

The “Report of Independent Registered Public Accounting Firm” included above is not a “report” or “part of a Registration Statement” prepared or certified by an independent accountant within the meaning of Sections 7 and 11 of the Securities Act of 1933, and the accountants’ Section 11 liability does not extend to such report.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
	(Millions Except Share and Per Share Amounts)
Revenues
Net sales and operating revenues	$2,081	$1,963	$6,416	$5,933

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	1,735	1,691	5,340	5,031
Engineering, research, and development	42	35	126	103
Selling, general, and administrative	108	112	379	337
Depreciation and amortization of other intangibles	52	51	155	151
	1,937	1,889	6,000	5,622
Other expense
Loss on sale of receivables	(1)	(1)	(3)	(3)
Other	(3)	(1)	(4)	(2)
	(4)	(2)	(7)	(5)
Earnings before interest expense, income taxes, and noncontrolling interests	140	72	409	306
Interest expense (net of interest capitalized of $1 million in both of the three months ended September 30, 2014 and 2013, and $3 million in both of the nine months ended September 30, 2014 and 2013, respectively)	20	20	58	60
Earnings before income taxes and noncontrolling interests	120	52	351	246
Income tax expense	31	30	117	89
Net income	89	22	234	157
Less: Net income attributable to noncontrolling interests	11	10	29	28
Net income attributable to Tenneco Inc.	$78	$12	$205	$129
Earnings per share
Weighted average shares of common stock outstanding —
Basic	60,762,667	60,624,358	60,671,410	60,475,652
Diluted	61,713,851	61,865,375	61,635,062	61,583,629
Basic earnings per share of common stock	$1.29	$0.19	3.39	2.13
Diluted earnings per share of common stock	$1.27	$0.19	3.33	2.09
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of income.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30, 2014
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	(Millions)
Net Income		$78		$11		$89
Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance July 1	$(61)		$4		$(57)
Translation of foreign currency statements	(60)	(60)	—	—	(60)	(60)
Balance September 30	(121)		4		(117)
Additional Liability for Pension and Postretirement Benefits
Balance July 1	(293)		—		(293)
Additional Liability for Pension and Postretirement Benefits, net of tax	2	2	—	—	2	2
Balance September 30	(291)		—		(291)
Balance September 30	$(412)		$4		$(408)
Other Comprehensive Loss		(58)		—		(58)
Comprehensive Income		$20		$11		$31
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of comprehensive income.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30, 2013
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	(Millions)
Net Income		$12		$10		$22
Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance July 1	$(74)		$5		$(69)
Translation of foreign currency statements	23	23	—	—	23	23
Balance September 30	(51)		5		(46)
Additional Liability for Pension and Postretirement Benefits
Balance July 1	(374)		—		(374)
Additional Liability for Pension and Postretirement Benefits, net of tax	3	3	—	—	3	3
Balance September 30	(371)		—		(371)
Balance September 30	$(422)		$5		$(417)
Other Comprehensive Income		26		—		26
Comprehensive Income		$38		$10		$48
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of comprehensive income.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Nine Months Ended September 30, 2014
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	(Millions)
Net Income		$205		$29		$234
Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$(61)		$5		$(56)
Translation of foreign currency statements	(60)	$(60)	(1)	(1)	(61)	(61)
Balance September 30	(121)		4		(117)
Additional Liability for Pension and Postretirement Benefits
Balance January 1	(299)		—		(299)
Additional Liability for Pension and Postretirement Benefits, net of tax	8	8	—	—	8	8
Balance September 30	(291)		—		(291)
Balance September 30	$(412)		$4		$(408)
Other Comprehensive Loss		(52)		(1)		(53)
Comprehensive Income		$153		$28		$181
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of comprehensive income.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Nine Months Ended September 30, 2013
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	(Millions)
Net Income		$129		$28		$157
Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$(24)		$5		$(19)
Translation of foreign currency statements	(27)	(27)	—	—	(27)	(27)
Balance September 30	(51)		5		(46)
Additional Liability for Pension and Postretirement Benefits
Balance January 1	(384)		—		(384)
Additional Liability for Pension and Postretirement Benefits, net of tax	13	13	—	—	13	13
Balance September 30	(371)		—		(371)
Balance September 30	$(422)		$5		$(417)
Other Comprehensive Loss		(14)		—		(14)
Comprehensive Income		$115		$28		$143
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of comprehensive income.

TENNECO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2014	December 31, 2013
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$275	$275
Restricted cash	5	5
Receivables —
Customer notes and accounts, net	1,244	1,041
Other	21	19
Inventories —
Finished goods	305	267
Work in process	240	202
Raw materials	151	130
Materials and supplies	59	57
Deferred income taxes	77	71
Prepayments and other	268	223
Total current assets	2,645	2,290
Other assets:
Long-term receivables, net	13	14
Goodwill	66	69
Intangibles, net	27	30
Deferred income taxes	130	125
Other	120	127
	356	365
Plant, property, and equipment, at cost	3,537	3,498
Less — Accumulated depreciation and amortization	(2,306)	(2,323)
	1,231	1,175
Total Assets	$4,232	$3,830
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)	$111	$83
Trade payables	1,411	1,359
Accrued taxes	50	40
Accrued interest	14	10
Accrued liabilities	280	252
Other	77	94
Total current liabilities	1,943	1,838
Long-term debt	1,187	1,019
Deferred income taxes	27	28
Postretirement benefits	202	249
Deferred credits and other liabilities	197	204
Commitments and contingencies
Total liabilities	3,556	3,338
Redeemable noncontrolling interests	28	20
Tenneco Inc. Shareholders’ equity:
Common stock	1	1
Premium on common stock and other capital surplus	3,041	3,014
Accumulated other comprehensive loss	(412)	(360)
Retained earnings (accumulated deficit)	(1,716)	(1,921)
	914	734
Less — Shares held as treasury stock, at cost	301	301
Total Tenneco Inc. shareholders’ equity	613	433
Noncontrolling interests	35	39
Total equity	648	472
Total liabilities, redeemable noncontrolling interests and equity	$4,232	$3,830
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
	(Millions)

Net income	$89	$22	$234	$157
Adjustments to reconcile net income to cash provided by operating activities —
Depreciation and amortization of other intangibles	52	51	155	151
Deferred income taxes	(12)	(10)	(13)	6
Stock-based compensation	3	3	11	10
Loss on sale of assets	3	(1)	5	1
Changes in components of working capital —
(Increase) decrease in receivables	67	(27)	(236)	(280)
(Increase) decrease in inventories	(21)	(21)	(125)	(39)
(Increase) decrease in prepayments and other current assets	(5)	(16)	(57)	(97)
Increase (decrease) in payables	(44)	(38)	116	111
Increase (decrease) in accrued taxes	6	8	6	(5)
Increase (decrease) in accrued interest	5	4	5	4
Increase (decrease) in other current liabilities	(10)	79	14	86
Changes in long-term assets	2	6	3	9
Changes in long-term liabilities	(17)	(11)	(27)	(31)
Other	(3)	1	(2)	8
Net cash provided by operating activities	115	50	89	91
Investing Activities
Proceeds from the sale of assets	1	4	1	6
Cash payments for plant, property, and equipment	(95)	(54)	(262)	(178)
Cash payments for software related intangible assets	(3)	(7)	(12)	(19)
Changes in restricted cash	—	—	—	(5)
Net cash used by investing activities	(97)	(57)	(273)	(196)
Financing Activities
Issuance (repurchase) of common shares	—	4	(1)	17
Tax benefit from stock-based compensation	1	17	18	17
Retirement of long-term debt	(6)	(5)	(16)	(13)
Issuance of long-term debt	—	—	45	—
Purchase of common stock under the share repurchase program	—	(18)	—	(20)
Increase (decrease) in bank overdrafts	(4)	(38)	(5)	(3)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivable	(20)	84	147	191
Net decrease in short-term borrowings secured by accounts receivable	30	—	20	—
Capital contribution from noncontrolling interest partner	—	—	5	—
Distributions to noncontrolling interest partners	—	(6)	(23)	(29)
Net cash provided by financing activities	1	38	190	160
Effect of foreign exchange rate changes on cash and cash equivalents	(4)	10	(6)	(2)
Increase (decrease) in cash and cash equivalents	15	41	—	53
Cash and cash equivalents, July 1 and January 1, respectively	260	235	275	223
Cash and cash equivalents, September 30 (Note)	$275	$276	$275	$276
Supplemental Cash Flow Information
Cash paid during the period for interest	$15	$16	$53	$55
Cash paid during the period for income taxes (net of refunds)	24	21	98	92
Non-cash Investing and Financing Activities
Period end balance of trade payables for plant, property, and equipment	$39	$27	$39	$27

Note: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of cash flows.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Nine Months Ended September 30,
	2014		2013
	Shares	Amount	Shares	Amount
	(Millions Except Share Amounts)
Tenneco Inc. Shareholders:
Common Stock
Balance January 1	63,714,728	$1	62,789,382	$1
Issued pursuant to benefit plans	75,528	—	158,308	—
Stock options exercised	70,186	—	638,817	—
Balance September 30	63,860,442	1	63,586,507	1
Premium on Common Stock and Other Capital Surplus
Balance January 1		3,014		3,031
Premium on common stock issued pursuant to benefit plans		27		39
Balance September 30		3,041		3,070
Accumulated Other Comprehensive Loss
Balance January 1		(360)		(408)
Other comprehensive income (loss)		(52)		(14)
Balance September 30		(412)		(422)
Retained Earnings (Accumulated Deficit)
Balance January 1		(1,921)		(2,104)
Net income attributable to Tenneco Inc.		205		129
Balance September 30		(1,716)		(1,975)
Less — Common Stock Held as Treasury Stock, at Cost
Balance January 1	2,844,692	301	2,294,692	274
Purchase of common stock through stock repurchase program	—	—	419,900	20
Balance September 30	2,844,692	301	2,714,592	294
Total Tenneco Inc. shareholders’ equity		$613		$380
Noncontrolling Interests:
Balance January 1		$39		$45
Net income		14		18
Other comprehensive income (loss)		(1)		—
Dividends declared		(17)		(19)
Balance September 30		$35		$44
Total equity		$648		$424
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

(2)	Financial Instruments
The carrying and estimated fair values of our financial instruments by class at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(Millions)
Long-term debt (including current maturities)	$1,188	$1,226	$1,021	$1,089
Instruments with off-balance sheet risk:
Foreign exchange forward contracts:
Asset derivative contracts	—	—	—	—
Asset and Liability Instruments — The fair value of cash and cash equivalents, short and long-term receivables, accounts payable, and short-term debt was considered to be the same as or was not determined to be materially different from the carrying amount.
Long-term Debt — The fair value of our public fixed rate senior notes is based on quoted market prices (level 1). The fair value of our private borrowings under our senior credit facility and other long-term debt instruments is based on the market value of debt with similar maturities, interest rates and risk characteristics (level 2). The fair value of our level 1 debt, as classified in the fair value hierarchy, was $762 million and $792 million at September 30, 2014 and December 31, 2013, respectively. We have classified $409 million and $287 million as level 2 in the fair value hierarchy at September 30, 2014 and December 31, 2013, respectively, since we utilize valuation inputs that are observable both directly and indirectly. We classified the remaining $55 million and $10 million, consisting of foreign subsidiary debt, as level 3 in the fair value hierarchy at September 30, 2014 and December 31, 2013, respectively.
Foreign Exchange Forward Contracts — We use derivative financial instruments, principally foreign currency forward purchase and sales contracts with terms of less than one year, to hedge our exposure to changes in foreign currency exchange rates. Our primary exposure to changes in foreign currency rates results from intercompany loans made between affiliates to minimize the need for borrowings from third parties. Additionally, we enter into foreign currency forward purchase and sale contracts to mitigate our exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables. We manage counter-party credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements. We do not enter into derivative financial instruments for speculative purposes. The fair value of our foreign currency forward contracts is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. We record the change in fair value of these foreign exchange forward contracts as part of currency gains (losses) within cost of sales in the condensed consolidated statements of income. The fair value of foreign exchange forward contracts are recorded in prepayments and other current assets or other current liabilities in the condensed consolidated balance sheet. The fair value of our foreign exchange forward contracts, presented on a gross basis at September 30, 2014 and December 31, 2013, respectively, was as follows:

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

Fair Value of Derivative Instruments
	September 30, 2014			December 31, 2013
	Asset Derivatives	Liability Derivatives	Total	Asset Derivatives	Liability Derivatives	Total
(Millions)
Foreign exchange forward contracts	$—	$—	$—	$—	$—	$—

The fair value of our recurring financial assets at September 30, 2014 and December 31, 2013, respectively, are as follows:

	September 30, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
(Millions)
Financial Assets:
Foreign exchange forward contracts	n/a	$—	n/a	n/a	$—	n/a

The fair value hierarchy definition prioritizes the inputs used in measuring fair value into the following levels:

Level 1	—	Quoted prices in active markets for identical assets or liabilities.

Level 2	—	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

Level 3	—	Unobservable inputs based on our own assumptions.

The following table summarizes by major currency the notional amounts for foreign currency forward purchase and sale contracts as of September 30, 2014 (all of which mature in 2014):

		Notional Amount in Foreign Currency
		(Millions)
Australian dollars	—Purchase	2
British pounds	—Purchase	30
	—Sell	(3)
Canadian dollars	—Purchase	1
	—Sell	(2)
European euro	—Purchase	6
	—Sell	(3)
South African rand	—Purchase	116
Japanese yen	—Purchase	144
	—Sell	(1,038)
U.S. dollars	—Purchase	12
	—Sell	(67)
Other	—Purchase	1
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
We have two performance guarantee agreements in the U.K. between Tenneco Management Europe Limited (“TMEL”) and the two Walker Group Retirement Plans, the Walker Group Employee Benefit Plan and the Walker Group Executive

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

Retirement Benefit Plan (the “Walker Plans”), whereby TMEL will guarantee the payment of all current and future pension contributions in event of a payment default by the sponsoring or participating employers of the Walker Plans. As a result of our decision to enter into these performance guarantee agreements, the levy due to the U.K. Pension Protection Fund was reduced. The Walker Plans are comprised of employees from Tenneco Walker (U.K.) Limited and our Futaba-Tenneco U.K. joint venture. Employer contributions are funded by both Tenneco Walker (U.K.) Limited, as the sponsoring employer and Futaba-Tenneco U.K., as a participating employer. The performance guarantee agreements are expected to remain in effect until all pension obligations for the Walker Plans’ sponsoring and participating employers have been satisfied. The maximum amount payable for these pension performance guarantees is approximately $37 million as of September 30, 2014 which is determined by taking 105 percent of the liability of the Walker Plans calculated under section 179 of the U.K. Pension Act of 2004 offset by plan assets. We did not record an additional liability for this performance guarantee since Tenneco Walker (U.K.) Limited, as the sponsoring employer of the Walker Plans, already recognizes 100 percent of the pension obligation calculated based on U.S. GAAP, for all of the Walker Plans’ participating employers on its balance sheet, which was $6 million and $10 million at September 30, 2014 and December 31, 2013, respectively. At September 30, 2014, all pension contributions under the Walker Plans were current for all of the Walker Plans’ sponsoring and participating employers.
In June 2011, we entered into an indemnity agreement between TMEL and Futaba Industrial Co. Ltd. which requires Futaba to indemnify TMEL for any cost, loss or liability which TMEL may incur under the performance guarantee agreements relating to the Futaba-Tenneco U.K. joint venture. The maximum amount reimbursable by Futaba to TMEL under this indemnity agreement is equal to the amount incurred by TMEL under the performance guarantee agreements multiplied by Futaba’s shareholder ownership percentage of the Futaba-Tenneco U.K. joint venture. At September 30, 2014, the maximum amount reimbursable by Futaba to TMEL is approximately $7 million.
We have issued letters of credit in connection with some obligations of our affiliates. As of September 30, 2014, we have issued $83 million in letters of credit to support some of our subsidiaries’ insurance arrangements, foreign employee benefit programs, environmental remediation activities and cash management and capital requirements.
Financial Instruments — One of our European subsidiaries receives payment from one of its customers whereby the accounts receivable are satisfied through the early delivery of financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets. The amount of these financial instruments that was collected before their maturity date and sold at a discount totaled less than $1 million and $5 million at September 30, 2014 and December 31, 2013, respectively. No such financial instruments were held by our European subsidiary as of September 30, 2014 or December 31, 2013.
In certain instances, several of our Chinese subsidiaries receive payments from customers through the receipt of financial instruments on the date the customer payments are due. Several of our Chinese subsidiaries also satisfy vendor payments through the delivery of financial instruments on the date the payments are due. Financial instruments issued to satisfy vendor payables and not redeemed totaled $25 million and $13 million at September 30, 2014 and December 31, 2013, respectively, and were classified as notes payable. Financial instruments received from customers and not redeemed totaled $20 million and $12 million at September 30, 2014 and December 31, 2013, respectively. We classify financial instruments received from our customers as other current assets if issued by a financial institution of our customers or as customer notes and accounts, net if issued by our customer. We classified $20 million and $12 million in other current assets at September 30, 2014 and December 31, 2013, respectively. Some of our Chinese subsidiaries that issue their own financial instruments to pay vendors are required to maintain a cash balance if they exceed certain credit limits with the financial institution that guarantees those financial instruments. A restricted cash balance was required at those Chinese subsidiaries at September 30, 2014 for $1 million and was not required at December 31, 2013.
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
Supply Chain Financing — Near the end of the second quarter of 2013 certain of our suppliers in the U.S. extended their payment terms to Tenneco. The liquidity benefit to Tenneco from the extended payment terms totaled $14 million at September 30, 2014. These suppliers also began participating in a supply chain financing program under which they securitize their accounts receivables from Tenneco with two financial institutions. The financial institutions participate in the supply chain financing program on an uncommitted basis and can cease purchasing receivables from Tenneco's suppliers at any time. If the financial institutions did not continue to purchase receivables from Tenneco's suppliers under this program, the participating

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

vendors could reduce their payment terms to Tenneco which in turn would cause our borrowings under our revolving credit facility to increase.
Restricted Cash - Two of our Australian subsidiaries arranged for $4 million in guarantees to be issued by a financial institution to support some of our subsidiaries' property lease arrangements and workers compensation programs. These guarantees were supported by a cash deposit with the financial institution which has been classified as restricted cash on the Tenneco Inc. consolidated balance sheet at September 30, 2014.
Some of our Chinese subsidiaries are required to maintain a cash balance if they exceed certain credit limits with the financial institution that guarantees the financial instruments issued by Tenneco to pay vendors. At the end of the third quarter of 2014, one of our Chinese subsidiaries exceeded their credit limits and was required to maintain a cash balance. The cash balance required was $1 million which has been classified as restricted cash on the Tenneco Inc. consolidated balance sheet at September 30, 2014.

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
On March 22, 2012, we completed an amendment and restatement of our senior credit facility by increasing the amount and extending the maturity date of our revolving credit facility and adding a new $250 million Tranche A Term Facility. As of September 30, 2014, the senior credit facility provides us with a total revolving credit facility size of $850 million and had a $213 million balance outstanding under the Tranche A Term Facility, both of which will mature on March 22, 2017. Funds may be borrowed, repaid and re-borrowed under the revolving credit facility without premium or penalty. The revolving credit facility is reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. Outstanding letters of credit reduce our availability to enter into revolving loans under the facility. We are required to make quarterly principal payments under the Tranche A Term Facility of $6.3 million through March 31, 2015, $9.4 million beginning June 30, 2015 through March 31, 2016, $12.5 million beginning June 30, 2016 through December 31, 2016 and a final payment of $125 million is due on March 22, 2017. We have excluded the required payments, within the next twelve months, under the Tranche A Term Facility totaling $31 million from current liabilities as of September 30, 2014, because we have the intent and ability to refinance the obligations on a long-term basis by using our revolving credit facility.
The financial ratios required under the amended and restated senior credit facility, and the actual ratios we achieved for the three quarters of 2014, are as follows:

	Quarter Ended
	September 30, 2014		June 30, 2014		March 31, 2014
	Required	Actual	Required	Actual	Required	Actual
Leverage Ratio (maximum)	3.50	1.55	3.50	1.57	3.50	1.63
Interest Coverage Ratio (minimum)	2.75	10.99	2.75	10.62	2.75	10.39
The senior credit facility includes a maximum leverage ratio covenant of 3.50 and a minimum interest coverage ratio of 2.75 through March 22, 2017.
At September 30, 2014, of the $850 million available under the revolving credit facility, we had unused borrowing capacity of $572 million with $196 million in outstanding borrowings and $82 million in outstanding letters of credit. As of September 30, 2014, our outstanding debt also included $213 million related to our Tranche A Term Facility which is subject to quarterly principal payments as described above through March 22, 2017, $225 million of 7.75 percent senior notes due August 15, 2018, $500 million of 6.875 percent senior notes due December 15, 2020, and $164 million of other debt.

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
We reported income tax expense of $31 million and $30 million in the three month periods ended September 30, 2014 and 2013, respectively. The tax expense recorded in the third quarter of 2014 included a net tax benefit of $10 million for tax adjustment to prior year estimates. The tax expense recorded in the third quarter of 2013 included a net tax benefit of $9 million for tax adjustments to prior year estimates. Because our operations in Spain and Belgium are in a valuation allowance position, we were unable to recognize a tax benefit for the $55 million of restructuring charges incurred in these two countries during the third quarter of 2013.
We reported income tax expense of $117 million and $89 million in the first nine months 2014 and 2013, respectively. The tax expense recorded in the first nine months of 2014 included a net tax benefit of $9 million for tax adjustments to prior year estimates. The tax expense recorded in the first nine months of 2013 included a net tax benefit of $22 million for tax adjustments primarily related to recognizing a U.S. tax benefit for foreign taxes and changes to prior year estimates. U.S. tax benefit for foreign taxes is driven by our ability to claim a U.S. foreign tax credit beginning in 2013. The U.S. foreign tax credit law provides for a credit against U.S. taxes otherwise payable for foreign taxes paid with regard to dividends, interest and royalties paid to us in the U.S.
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
We securitize some of our accounts receivable on a limited recourse basis in North America and Europe. As servicer under these accounts receivable securitization programs, we are responsible for performing all accounts receivable administration functions for these securitized financial assets including collections and processing of customer invoice adjustments. In North America, we have an accounts receivable securitization program with three commercial banks comprised of a first priority facility and a second priority facility. We securitize original equipment and aftermarket receivables on a daily basis under the bank program. In March 2014, the North American program was amended and extended to March 20, 2015. The first priority facility continues to provide financing of up to $110 million and the second priority facility, which is subordinated to the first priority facility, continues to provide up to an additional $40 million of financing. Both facilities monetize accounts receivable generated in the U.S. and Canada that meet certain eligibility requirements, and the second priority facility also monetizes certain accounts receivable generated in the U.S. and Canada that would otherwise be ineligible under the first priority securitization facility. The amount of outstanding third-party investments in our securitized accounts receivable under the North American program was $30 million at September 30, 2014 and $10 million at December 31, 2013.
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
We also securitize receivables in our European operations with regional banks in Europe under various separate facilities. The commitments for these arrangements are generally for one year, but some may be canceled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon 15 days, or less, notification. The amount of outstanding third-party investments in our securitized accounts receivable in Europe was $165 million and $134 million at September 30, 2014 and December 31, 2013, respectively.
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
In our North American accounts receivable securitization programs, we transfer a partial interest in a pool of receivables and the interest that we retain is subordinate to the transferred interest. Accordingly, we account for our North American securitization program as a secured borrowing. In our European programs, we transfer accounts receivables in their entirety to

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

the acquiring entities and satisfy all of the conditions established under Accounting Standards Codification (ASC) Topic 860, “Transfers and Servicing,” to report the transfer of financial assets in their entirety as a sale. The proceeds received in exchange for the transfer of accounts receivable under our European securitization programs approximates the fair value of such receivables. We recognized less than $1 million interest expense in each of the three month periods ended September 30, 2014 and 2013, and $2 million for each of the nine month periods ended September 30, 2014 and 2013, relating to our North American securitization program. In addition, we recognized a loss of $1 million in each of the three month periods ended September 30, 2014 and 2013, and $3 million for each of the nine month periods ended September 30, 2014, and 2013, on the sale of trade accounts receivable in our European accounts receivable securitization programs, representing the discount from book values at which these receivables were sold to our banks. The discount rate varies based on funding costs incurred by our banks, which averaged approximately two percent during the first nine months of 2014 and three percent during the first nine months of 2013, respectively.

(6)	Restructuring and Other Charges
Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. In 2013, we incurred $78 million in restructuring and related costs, primarily related to European cost reduction efforts including non-cash asset write downs of $3 million, the costs to exit the distribution of aftermarket exhaust products and ending production of leaf springs in Australia, headcount reductions in various regions and the net impact of freezing our defined benefit plans in the United Kingdom, of which $70 million was recorded in cost of sales, $6 million in SG&A, $1 million in engineering expense and $1 million in other expense. In the third quarter of 2014, we incurred $8 million in restructuring and related costs including non-cash charges of $2 million, primarily related to European cost reduction efforts, headcount reductions in Australia and the sale of a closed facility in Cozad, Nebraska, of which $5 million was recorded in cost of sales and $3 million in other expense. In the third quarter of 2013, we incurred $58 million in restructuring and related costs primarily related to European cost reduction efforts including non-cash asset write downs of $2 million and headcount reductions in various regions, of which $56 million was recorded in cost of sales, $1 million in SG&A and $1 million in other expense. In the first nine months of 2014, we incurred $28 million in restructuring and related costs including non-cash charges of $3 million, primarily related to European cost reduction efforts, headcount reductions in Australia and South America and the sale of a closed facility in Cozad, Nebraska, of which $20 million was recorded in cost of sales, $3 million in SG&A , $1 million in engineering expense and $4 million in other expense. In the first nine months of 2013, we incurred $69 million in restructuring and related costs primarily related to European cost reduction efforts including non-cash asset write downs of $2 million, the costs to exit the distribution of aftermarket exhaust products and ending of production of leaf springs in Australia, headcount reductions in various regions, and the net impact of freezing our defined benefit plans in the United Kingdom, of which $63 million was recorded in cost of sales, $5 million in SG&A and $1 million in other expense.
Amounts related to activities that are part of our restructuring reserves are as follows:

	December 31, 2013 Restructuring Reserve	2014 Expenses	2014 Cash Payments	Impact of Exchange Rates	September 30, 2014 Restructuring Reserve
	(Millions)
Employee Severance, Termination Benefits and Other Related Costs	$44	25	(32)	(3)	$34
Under the terms of our amended and restated senior credit agreement that took effect on March 22, 2012, we are allowed to exclude $80 million of cash charges and expenses, before taxes, related to cost reduction initiatives incurred after March 22, 2012 from the calculation of the financial covenant ratios required under our senior credit facility. As of December 31, 2013, we had excluded the entire $80 million of allowable charges relating to restructuring initiatives.
On January 31, 2013, we announced our intent to reduce structural costs in Europe. This initiative includes the closing of the Vittaryd facility in Sweden that we announced in September 2012 and a $7 million charge recorded in the fourth quarter of 2012 related to the impairment of certain assets in the European ride performance business. As part of our European structural cost reduction initiative, on September 5, 2013 we announced our intent to close our ride performance plant in Gijon, Spain and reduce the workforce at our ride performance plant in Sint-Truiden, Belgium. The actions were subject to consultation with the relevant employee representatives. We incurred $78 million in restructuring and related costs in 2013, of which $69 million was related to this initiative including $3 million non-cash asset write downs. In the third quarter of 2014, we incurred $8 million in restructuring and related costs, of which $4 million was related to this initiative. In the first nine months of 2014, we incurred $28 million in restructuring and related costs, of which $18 million was related to this initiative including $1 million for non-cash asset write downs. We concluded the consultation period with employee representatives at Gijon without having reached

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

agreement and on December 17, 2013 notified the Gijon employees' works council that the Company was proceeding with the plant closure. Employee terminations at Gijon were completed by the end of 2013. During the first quarter of 2014, the employees' works council filed suit challenging the decision to close the Gijon plant and local High Court of Justice of Asturias ruled in favor of the employees' works council. On February 25, 2014, we announced the intention of the Company to appeal that decision to the Supreme Court of Spain in Madrid, and at the same time we worked closely with local and European government officials to reach a solution to address the challenge to our restructuring plan by the Gijon plant's employees' works council. In July 2014, we finalized the agreements related to the restructuring with employee representatives at Gijon as well as Sint-Truiden. Under the final agreement for Gijon, the plant re-opened in July 2014 with about half of its prior workforce and will continue to be operated by Tenneco until a complete transfer of ownership takes place in approximately two years. In the first quarter of 2014, we announced and finalized the closure of the clean air just-in-time plant in Iwuy, France, due to reduced demand for the plant's products. The actions were subject to the required consultation process with the relevant employee representatives.

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
Environmental Matters
We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense costs related to an existing condition caused by past operations that do not contribute to current or future revenue generation. As of September 30, 2014, we have the obligation to remediate or contribute towards the remediation of certain sites, including one Federal Superfund site. At September 30, 2014, our aggregated estimated share of environmental remediation costs for all these sites on a discounted basis was approximately $16 million, of which $3 million is recorded in other current liabilities and $13 million is recorded in deferred credits and other liabilities in our condensed consolidated balance sheet. For those locations where the liability was discounted, the weighted average discount rate used was 2.2 percent. The undiscounted value of the estimated remediation costs was $19 million. Our expected payments of environmental remediation costs are estimated to be approximately $2 million in both 2014 and 2015, $1 million each year beginning 2016 through 2018 and $12 million in aggregate thereafter.
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
Antitrust Investigations
On March 25, 2014, representatives of the European Commission were at Tenneco GmbH's Edenkoben, Germany administrative facility to gather information in connection with an ongoing global antitrust investigation concerning multiple automotive suppliers. On March 25, 2014, we also received a related subpoena from the U.S. Department of Justice (“DOJ”).

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

On November 5, 2014, the DOJ granted us conditional leniency pursuant to an agreement we entered into under the Antitrust Division’s Corporate Leniency Policy. This agreement provides us with important benefits in exchange for our self reporting of matters to the DOJ and our continuing full cooperation with the DOJ’s resulting investigation. For example, the DOJ will not bring any criminal antitrust prosecution against us, nor seek any criminal fines or penalties, in connection with the matters we reported to the DOJ. Additionally, there are limits on our liability related to any follow on civil antitrust litigation in the U.S. The limits include single rather than treble damages, as well as relief from joint and several antitrust liability with other relevant civil antitrust action defendants. These limits are subject to our satisfying the DOJ and any court presiding over such follow on civil litigation. We cannot provide any assurance as to when such actions will be filed in the future or how they will ultimately be resolved.
Certain other competition agencies are also investigating possible violations of antitrust laws relating to products supplied by our company. We have cooperated and continue to cooperate fully with all of these antitrust investigations, and take other actions to minimize our potential exposure.
Antitrust law investigations and related matters often continue for several years and can result in significant penalties and liability. At this point, we cannot estimate the ultimate impact on our company from investigations into our antitrust compliance and related matters in light of the uncertainties and many variables involved, and there can be no assurance that the ultimate resolution of these matters, including any civil litigation claims, will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.
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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

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
Below is a table that shows the activity in the warranty accrual accounts:

	Nine Months Ended September 30,
	2014	2013
	(Millions)
Beginning Balance January 1,	$24	$23
Accruals related to product warranties	18	12
Reductions for payments made	(16)	(13)
Ending Balance September 30,	$26	$22

(8)	Earnings Per Share
Earnings per share of common stock outstanding were computed as follows:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
	(Millions Except Share and Per Share Amounts)
Basic earnings per share —
Net income attributable to Tenneco Inc.	$78	$12	$205	$129
Weighted Average shares of common stock outstanding	60,762,667	60,624,358	60,671,410	60,475,652
Earnings per share of common stock	$1.29	$0.19	$3.39	$2.13
Diluted earnings per share —
Net income attributable to Tenneco Inc.	$78	$12	$205	$129
Weighted Average shares of common stock outstanding	60,762,667	60,624,358	60,671,410	60,475,652
Effect of dilutive securities:
Restricted stock	122,865	220,132	135,170	182,378
Stock options	828,319	1,020,885	828,482	925,599
Weighted Average shares of common stock outstanding including dilutive securities	61,713,851	61,865,375	61,635,062	61,583,629
Earnings per share of common stock	$1.27	$0.19	$3.33	$2.09

Options to purchase 834 and 516,957 shares of common stock were outstanding as of September 30, 2014 and 2013, respectively, but not included in the computation of diluted earnings per share respectively, because the options were anti-dilutive.

(9)	Common Stock
Equity Plans — We have granted a variety of awards, including common stock, restricted stock, restricted stock units, performance units, stock appreciation rights (“SARs”), and stock options to our directors, officers, and employees.

Accounting Methods — We recorded $1 million in compensation expense in each of the three month periods ended September 30, 2014 and 2013 and $3 million and $4 million in compensation expense for the nine month periods ended September 30, 2014 and 2013, respectively, related to nonqualified stock options as part of our selling, general and administrative expense. This resulted in a decrease of $0.01 and $0.02 in both basic and diluted earnings per share for the three month period ended September 30, 2014 and 2013 and a decrease of $0.05 and $0.07 in both basic and diluted earnings per share for the nine month period ended September 30, 2014 and 2013.
For employees eligible to retire at the grant date, we immediately expense stock options and restricted stock. If employees become eligible to retire during the vesting period, we immediately recognize any remaining expense associated with their stock options and restricted stock.
As of September 30, 2014, there was approximately $7 million of unrecognized compensation costs related to our stock option awards that we expect to recognize over a weighted average period of 1.1 years.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

Compensation expense for restricted stock, restricted stock units, long-term performance units and SARs was $1 million and $4 million for the three month periods ended September 30, 2014 and 2013, respectively, and $10 million and $14 million for the nine month periods ended September 30, 2014 and 2013, respectively, and was recorded in selling, general, and administrative expense in our condensed consolidated statements of income.
Cash received from stock option exercises for the nine months ended September 30, 2014 and 2013 was $1 million and $13 million, respectively.
Stock options exercised in the first nine months of 2014 generated a tax benefit of $4 million. We started to record this tax benefit in the third quarter of 2013 when we began utilizing our federal and state NOLs. In the first nine months of 2014, we recorded a tax benefit of $18 million, of which $14 million was related to the historic tax benefit on stock options from 2011 through 2013.
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
Stock Options — The following table reflects the status and activity for all options to purchase common stock for the period indicated:

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

	Nine Months Ended September 30, 2014
	Shares Under Option	Weighted Avg. Exercise Prices	Weighted Avg. Remaining Life in Years	Aggregate Intrinsic Value
				(Millions)
Outstanding Stock Options
Outstanding, January 1, 2014	1,983,573	$22.93	4.5	$62
Granted	192,624	56.23
Canceled	(31,299)	19.78
Forfeited	(300)	22.77
Exercised	(25,595)	14.72		1
Outstanding, March 31, 2014	2,119,003	$26.10	4.6	$67
Granted	—	—
Forfeited	—	—
Exercised	(32,233)	25.49		1
Outstanding, June 30, 2014	2,086,770	$26.11	4.3	$75
Granted	834	66.54
Canceled	(526)	36.00
Forfeited	(1,535)	29.72
Exercised	(12,358)	23.81
Outstanding, September 30, 2014	2,073,185	$26.13	4.1	$77
The weighted average grant-date fair value of options granted during the nine months ended September 30, 2014 and 2013 was $26.48 and $19.91, respectively. The total fair value of shares vested was $6 million and $5 million for the periods ended September 30, 2014 and 2013, respectively.

Restricted Stock — The following table reflects the status for all nonvested restricted shares for the period indicated:

	Nine Months Ended September 30, 2014
	Shares	Weighted Avg. Grant Date Fair Value
Nonvested Restricted Shares
Nonvested balance at January 1, 2014	368,268	$34.90
Granted	131,561	54.90
Vested	(186,112)	36.57
Forfeited	—	—
Nonvested balance at March 31, 2014	313,717	$42.30
Granted	2,838	66.96
Vested	(2,286)	31.63
Forfeited	(575)	38.52
Nonvested balance at June 30, 2014	313,694	$42.60
Granted	1,160	67.02
Vested	(10,664)	55.36
Forfeited	—	—
Nonvested balance at September 30, 2014	304,190	$42.25
The fair value of restricted stock grants is usually equal to the average of the high and low trading price of our stock on the date of grant. As of September 30, 2014, approximately $7 million of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of approximately 1.9 years. The total fair value of restricted shares vested was $8 million and $6 million at September 30, 2014 and 2013, respectively.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

In January 2014, our Board of Directors approved a share repurchase program, authorizing our company to repurchase up to 400,000 shares of our outstanding common stock over a 12 month period. This repurchase program does not obligate Tenneco to make repurchases at any specific time or situation and is intended to offset dilution from shares of restricted stock and stock options issued in 2014 to employees. We did not purchase any shares through this program in the nine month period ended September 30, 2014.
Repurchased shares held as part of our treasury stock were at 2,844,692 shares at both September 30, 2014 and December 31, 2013.
Long-Term Performance Units, Restricted Stock Units and SARs — Long-term performance units, restricted stock units and SARs are paid in cash and recognized as a liability based upon their fair value. As of September 30, 2014, $17 million of total unrecognized compensation costs is expected to be recognized over a weighted-average period of approximately 1.8 years.

(10)	Pension Plans, Postretirement and Other Employee Benefits
Net periodic pension costs and postretirement benefit costs consist of the following components:

	Three Months Ended September 30,
	Pension				Postretirement
	2014		2013		2014	2013
	US	Foreign	US	Foreign	US	US
	(Millions)
Service cost — benefits earned during the period	$1	$2	$—	$1	$—	$—
Interest cost	5	5	5	5	1	1
Expected return on plan assets	(6)	(7)	(6)	(5)	—	—
Net amortization:
Actuarial loss	1	3	3	2	1	2
Prior service cost (credit)	—	—	—	—	(2)	(2)
Net pension and postretirement costs	$1	$3	$2	$3	$—	$1

	Nine Months Ended September 30,
	Pension				Postretirement
	2014		2013		2014	2013
	US	Foreign	US	Foreign	US	US
	(Millions)
Service cost — benefits earned during the period	$1	$6	$1	$6	$—	$—
Interest cost	15	14	14	13	4	4
Expected return on plan assets	(18)	(19)	(17)	(15)	—	—
Net amortization:
Actuarial loss	5	7	8	8	2	4
Prior service cost (credit)	—	1	—	1	(5)	(5)
Net pension and postretirement costs	$3	$9	$6	$13	$1	$3

For the nine months ended September 30, 2014, we made pension contributions of $23 million and $18 million for our domestic and foreign pension plans, respectively. Based on current actuarial estimates, we believe we will be required to contribute approximately $6 million for the remainder of 2014. Pension contributions beyond 2014 will be required, but those amounts will vary based upon many factors including, for example, the performance of our pension fund investments during 2014.
We made postretirement contributions of approximately $6 million during the first nine months of 2014. Based on current actuarial estimates, we believe we will be required to contribute approximately $2 million for the remainder of 2014.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
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
Amounts recognized for pension and postretirement benefits in other comprehensive income for the three and nine month periods ended September 30, 2014 and 2013 include the following components:

	Three Months Ended September 30,
	2014			2013
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before- Tax Amount	Tax Benefit	Net-of-Tax Amount
	(Millions)
Defined benefit pension and postretirement plans:
Amortization of prior service cost included in net periodic pension and postretirement cost	$(2)	$—	$(2)	$(2)	$—	$(2)
Amortization of actuarial loss included in net periodic pension and postretirement cost	5	(1)	4	7	(2)	5
Other comprehensive income – pension benefits	$3	$(1)	$2	$5	$(2)	$3

	Nine Months Ended September 30,
	2014			2013
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before- Tax Amount	Tax Benefit	Net-of-Tax Amount
	(Millions)
Defined benefit pension and postretirement plans:
Amortization of prior service cost included in net periodic pension and postretirement cost	$(4)	$—	$(4)	$(4)	$—	$(4)
Amortization of actuarial loss included in net periodic pension and postretirement cost	14	(2)	12	21	(4)	17
Other comprehensive income – pension benefits	$10	$(2)	$8	$17	$(4)	$13

(11)	New Accounting Pronouncements
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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

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

The following table summarizes certain Tenneco Inc. segment information:

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

	Clean Air Division			Ride Performance Division
	North America	Europe, South America & India	Asia Pacific	North America	Europe, South America & India	Asia Pacific	Other	Reclass & Elims	Total
	(Millions)
At September 30, 2014 and for the Three Months Ended September 30, 2014
Revenues from external customers	$700	$484	$247	$342	$252	$56	$—	$—	$2,081
Intersegment revenues	4	30	—	3	9	12	—	(58)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	56	14	27	38	9	10	(14)	—	140
Total assets	1,235	895	576	717	542	240	—	27	4,232
At September 30, 2013 and for the Three Months Ended September 30, 2013
Revenues from external customers	648	470	210	321	258	56	—	—	1,963
Intersegment revenues	2	29	—	3	10	8	—	(52)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	57	16	22	33	(40)	5	(21)	—	72
Total assets	1,133	912	515	696	584	213	—	46	4,099
At September 30, 2014 and for the Nine Months Ended September 30, 2014
Revenues from external customers	$2,153	$1,513	$750	$1,041	$795	$164	$—	$—	$6,416
Intersegment revenues	18	88	—	8	31	31	—	(176)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	186	41	70	116	39	25	(68)	—	409
Total assets	1,235	895	576	717	542	240	—	27	4,232
At September 30, 2013 and for the Nine Months Ended September 30, 2013
Revenues from external customers	1,981	1,453	596	952	791	160	—	—	5,933
Intersegment revenues	4	86	—	8	31	23	—	(152)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	174	45	58	94	(16)	15	(64)	—	306
Total assets	1,133	912	515	696	584	213	—	46	4,099

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
We revised the supplemental guarantor statements of comprehensive income and cash flows as a result of a correction to comprehensive income and to the classification of intercompany dividends in the cash flow. These revisions had no impact on any of the company’s current or previously issued consolidated financial statements. The misclassification in the supplemental cash flow statements consisted of including $9 million and $49 million of intercompany dividend payments by the nonguarantor subsidiaries in operating activities which should have instead been included in financing activities for the three and nine month periods ended on September 30, 2013, respectively. Other comprehensive income of $26 million was excluded in the net comprehensive income of the parent company for the three month period ended on September 30, 2013 and $14 million of other comprehensive loss was excluded for the nine month period ended September 30, 2013. The impact of these corrections to the applicable prior periods are reflected in the guarantor financial information herein and will be reflected in future filings.
Distributions
There are no significant restrictions on the ability of the Guarantor Subsidiaries to make distributions to us.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended September 30, 2014
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$934	$1,147	$—	$—	$2,081
Affiliated companies	97	153	—	(250)	—
	1,031	1,300	—	(250)	2,081
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	789	1,196	—	(250)	1,735
Engineering, research, and development	20	22	—	—	42
Selling, general, and administrative	33	74	1	—	108
Depreciation and amortization of other intangibles	22	30	—	—	52
	864	1,322	1	(250)	1,937
Other income (expense)
Loss on sale of receivables	—	(1)	—	—	(1)
Other income (loss)	(2)	11	—	(12)	(3)
	(2)	10	—	(12)	(4)
Earnings (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	165	(12)	(1)	(12)	140
Interest expense —
External (net of interest capitalized)	—	1	19	—	20
Affiliated companies (net of interest income)	18	(19)	1	—	—
Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	147	6	(21)	(12)	120
Income tax expense (benefit)	34	(3)	—	—	31
Equity in net income (loss) from affiliated companies	(2)	—	99	(97)	—
Net Income (loss)	111	9	78	(109)	89
Less: Net income attributable to noncontrolling interests	—	11	—	—	11
Net income (loss) attributable to Tenneco Inc.	$111	$(2)	$78	$(109)	$78
Comprehensive income (loss) attributable to Tenneco Inc.	$111	$(2)	$20	$(109)	$20

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended September 30, 2013
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$864	$1,099	$—	$—	$1,963
Affiliated companies	89	139	—	(228)	—
	953	1,238	—	(228)	1,963
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	827	1,093	—	(229)	1,691
Engineering, research, and development	16	19	—	—	35
Selling, general, and administrative	42	68	2	—	112
Depreciation and amortization of other intangibles	20	31	—	—	51
	905	1,211	2	(229)	1,889
Other income (expense)
Loss on sale of receivables	—	(1)	—	—	(1)
Other income (expense)	6	2	—	(9)	(1)
	6	1	—	(9)	(2)
Earnings before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	54	28	(2)	(8)	72
Interest expense —
External (net of interest capitalized)	—	1	19	—	20
Affiliated companies (net of interest income)	17	(17)	—	—	—
Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	37	44	(21)	(8)	52
Income tax expense (benefit)	(12)	42	—	—	30
Equity in net income (loss) from affiliated companies	(10)	—	33	(23)	—
Net income (loss)	39	2	12	(31)	22
Less: Net income attributable to noncontrolling interests	—	10	—	—	10
Net income (loss) attributable to Tenneco Inc.	$39	$(8)	$12	$(31)	$12
Comprehensive income (loss) attributable to Tenneco Inc.	$50	$7	$38	$(57)	$38

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the Nine Months Ended September 30, 2014
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$2,861	$3,555	$—	$—	$6,416
Affiliated companies	303	458	—	(761)	—
	3,164	4,013	—	(761)	6,416
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	2,566	3,535	—	(761)	5,340
Engineering, research, and development	60	66	—	—	126
Selling, general, and administrative	139	235	5	—	379
Depreciation and amortization of other intangibles	64	91	—	—	155
	2,829	3,927	5	(761)	6,000
Other income (expense)
Loss on sale of receivables	—	(3)	—	—	(3)
Other income (expense)	23	11	—	(38)	(4)
	23	8	—	(38)	(7)
Earnings before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	358	94	(5)	(38)	409
Interest expense —
External (net of interest capitalized)	(1)	2	57		58
Affiliated companies (net of interest income)	55	(56)	1	—	—
Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	304	148	(63)	(38)	351
Income tax expense	70	47	—	—	117
Equity in net income (loss) from affiliated companies	66	—	268	(334)	—
Net income (loss)	300	101	205	(372)	234
Less: Net income attributable to noncontrolling interests	—	29	—	—	29
Net income (loss) attributable to Tenneco Inc.	$300	$72	$205	$(372)	$205
Comprehensive income (loss) attributable to Tenneco Inc.	$300	$72	$153	$(372)	$153

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the Nine Months Ended September 30, 2013
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$2,620	$3,313	$—	$—	$5,933
Affiliated companies	260	430	—	(690)	—
	2,880	3,743	—	(690)	5,933
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	2,345	3,376	—	(690)	5,031
Engineering, research, and development	45	58	—	—	103
Selling, general, and administrative	140	192	5	—	337
Depreciation and amortization of other intangibles	58	93	—	—	151
	2,588	3,719	5	(690)	5,622
Other income (expense)
Loss on sale of receivables	—	(3)	—	—	(3)
Other income (expense)	39	7	—	(48)	(2)
	39	4	—	(48)	(5)
Earnings before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	331	28	(5)	(48)	306
Interest expense —
External (net of interest capitalized)	(1)	3	58	—	60
Affiliated companies (net of interest income)	53	(54)	1	—	—
Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	279	79	(64)	(48)	246
Income tax expense	34	55	—	—	89
Equity in net income (loss) from affiliated companies	(13)	—	193	(180)	—
Net income (loss)	232	24	129	(228)	157
Less: Net income attributable to noncontrolling interests	—	28	—	—	28
Net income (loss) attributable to Tenneco Inc.	$232	$(4)	$129	$(228)	$129
Comprehensive income (loss) attributable to Tenneco Inc.	$243	$(29)	$115	$(214)	$115

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

BALANCE SHEET

	September 30, 2014
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$275	$—	$—	$275
Restricted cash	—	5	—	—	5
Receivables, net	548	1,377	—	(660)	1,265
Inventories	333	422	—	—	755
Deferred income taxes	43	27	7	—	77
Prepayments and other	52	216	—	—	268
Total current assets	976	2,322	7	(660)	2,645
Other assets:
Investment in affiliated companies	997	—	959	(1,956)	—
Notes and advances receivable from affiliates	962	9,836	4,921	(15,719)	—
Long-term receivables, net	11	2	—	—	13
Goodwill	22	44	—	—	66
Intangibles, net	11	16	—	—	27
Deferred income taxes	63	8	59	—	130
Other	43	57	20	—	120
	2,109	9,963	5,959	(17,675)	356
Plant, property, and equipment, at cost	1,221	2,316	—	—	3,537
Less — Accumulated depreciation and amortization	(834)	(1,472)	—	—	(2,306)
	387	844	—	—	1,231
Total assets	$3,472	$13,129	$5,966	$(18,335)	$4,232
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)
Short-term debt — non-affiliated	$—	$96	$15		$111
Short-term debt — affiliated	134	300	10	(444)	—
Trade payables	558	1,007	—	(154)	1,411
Accrued taxes	(17)	22	45	—	50
Other	128	291	14	(62)	371
Total current liabilities	803	1,716	84	(660)	1,943
Long-term debt — non-affiliated	—	53	1,134	—	1,187
Long-term debt — affiliated	1,800	9,783	4,136	(15,719)	—
Deferred income taxes	—	27	—	—	27
Postretirement benefits and other liabilities	326	70	(1)	4	399
Commitments and contingencies
Total liabilities	2,929	11,649	5,353	(16,375)	3,556
Redeemable noncontrolling interests	—	28	—	—	28
Tenneco Inc. shareholders’ equity	543	1,417	613	(1,960)	613
Noncontrolling interests	—	35	—	—	35
Total equity	543	1,452	613	(1,960)	648
Total liabilities, redeemable noncontrolling interests and equity	$3,472	$13,129	$5,966	$(18,335)	$4,232

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Three Months Ended September 30, 2014
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$86	$42	$(13)	$—	$115
Investing Activities
Proceeds from sale of assets	—	1	—	—	1
Cash payments for plant, property, and equipment	(31)	(64)	—	—	(95)
Cash payments for software related intangible assets	(2)	(1)	—	—	(3)
Net cash used by investing activities	(33)	(64)	—	—	(97)
Financing Activities
Tax benefit from stock-based compensation	—	—	1	—	1
Retirement of long-term debt	—	—	(6)	—	(6)
Increase (decrease) in bank overdrafts	—	(4)	—	—	(4)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivables	—	22	(42)	—	(20)
Net increase (decrease) in short-term borrowings secured by accounts receivables	—	—	30	—	30
Intercompany dividend payments and net increase (decrease) in intercompany obligations	(53)	23	30	—	—
Net cash provided (used) by financing activities	(53)	41	13	—	1
Effect of foreign exchange rate changes on cash and cash equivalents	—	(4)	—	—	(4)
Increase (decrease) in cash and cash equivalents	—	15	—	—	15
Cash and cash equivalents, July 1	—	260	—	—	260
Cash and cash equivalents, September 30 (Note)	$—	$275	$—	$—	$275

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Three Months Ended September 30, 2013
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$21	$25	$13	$(9)	$50
Investing Activities
Proceeds from sale of assets	—	4	—	—	4
Cash payments for plant, property, and equipment	(21)	(33)	—	—	(54)
Cash payments for software related intangible assets	(6)	(1)	—	—	(7)
Net cash used by investing activities	(27)	(30)	—	—	(57)
Financing Activities
Issuance of common shares	—	—	4	—	4
Tax benefit from stock-based compensation	17	—	—	—	17
Retirement of long-term debt	—	(1)	(4)	—	(5)
Purchase of common stock under the share repurchase program	—	—	(18)	—	(18)
Increase (decrease) in bank overdrafts	(40)	2	—	—	(38)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	—	12	72	—	84
Intercompany dividend payments and net increase (decrease) in intercompany obligations	31	27	(67)	9	—
Distributions to noncontrolling interest partners	—	(6)	—	—	(6)
Net cash provided (used) by financing activities	8	34	(13)	9	38
Effect of foreign exchange rate changes on cash and cash equivalents	—	10	—	—	10
Increase (decrease) in cash and cash equivalents	2	39	—	—	41
Cash and cash equivalents, July 1	1	234	—	—	235
Cash and cash equivalents, September 30 (Note)	$3	$273	$—	$—	$276

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30, 2014
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$(70)	$212	$(27)	$(26)	$89
Investing Activities
Proceeds from sale of assets	—	1	—	—	1
Cash payments for plant, property, and equipment	(78)	(184)	—	—	(262)
Cash payments for software related intangible assets	(8)	(4)	—	—	(12)
Net cash used by investing activities	(86)	(187)	—	—	(273)
Financing Activities
Issuance (Repurchase) of common and treasury shares	—	—	(1)	—	(1)
Tax benefit from stock-based compensation	—	—	18	—	18
Retirement of long-term debt	—	—	(16)		(16)
Issuance of long-term debt	—	45	—	—	45
Increase (decrease) in bank overdrafts	—	(5)	—	—	(5)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivables	—	29	118	—	147
Net increase (decrease) in short-term borrowings secured by accounts receivables	—	—	20	—	20
Intercompany dividend payments and net increase (decrease) in intercompany obligations	150	(64)	(112)	26	—
Capital contribution from noncontrolling interest partners	—	5	—	—	5
Distributions to noncontrolling interest partners	—	(23)		—	(23)
Net cash provided (used) by financing activities	150	(13)	27	26	190
Effect of foreign exchange rate changes on cash and cash equivalents	—	(6)	—	—	(6)
Increase (decrease) in cash and cash equivalents	(6)	6	—	—	—
Cash and cash equivalents, January 1	6	269	—	—	275
Cash and cash equivalents, September 30 (Note)	$—	$275	$—	$—	$275

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2013
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$6	$153	$(19)	$(49)	$91
Investing Activities
Proceeds from sale of assets	1	5	—	—	6
Cash payments for plant, property, and equipment	(76)	(102)	—	—	(178)
Cash payments for software related intangible assets	(15)	(4)	—	—	(19)
Changes in restricted cash	—	(5)	—	—	(5)
Net cash used by investing activities	(90)	(106)	—	—	(196)
Financing Activities
Issuance of common and treasury shares	—	—	17	—	17
Tax benefit from stock-based compensation	17	—	—	—	17
Retirement of long-term debt	—	(2)	(11)	—	(13)
Purchase of common stock under the share repurchase program	—	—	(20)	—	(20)
Increase (decrease) in bank overdrafts	—	(3)	—	—	(3)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	—	22	169	—	191
Intercompany dividend payments and net increase (decrease) in intercompany obligations	66	21	(136)	49	—
Distributions to noncontrolling interest partners	—	(29)	—	—	(29)
Net cash provided by financing activities	83	9	19	49	160
Effect of foreign exchange rate changes on cash and cash equivalents	—	(2)	—	—	(2)
Increase (decrease) in cash and cash equivalents	(1)	54	—	—	53
Cash and cash equivalents, January 1	4	219	—	—	223
Cash and cash equivalents, September 30 (Note)	$3	$273	$—	$—	$276

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

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
For the third quarter of 2014, light vehicle production was up eight percent in both North America and China and four percent in India. Light vehicle production was down 19 percent in South America, 16 percent in Australia and one percent in Europe in the third quarter of 2014 when compared to the third quarter of 2013.
Total revenues for the third quarter of 2014 were $2,081 million, up from $1,963 million in the third quarter of 2013. Excluding the impact of currency and substrate sales, revenue was up $99 million, or six percent, from $1,532 million to $1,631 million, driven primarily by stronger OE light vehicle volumes in North America and China, higher OE commercial truck, off-highway and other revenue in Europe, China and Japan Clean Air and North America Ride Performance and increased aftermarket sales in North America.
Cost of sales (exclusive of depreciation and amortization): Cost of sales for the third quarter of 2014 was $1,735 million, or 83.4 percent of sales, compared to $1,691 million, or 86.1 percent of sales in the third quarter of 2013. The following table lists the primary drivers behind the change in cost of sales ($ millions).

Quarter ended September 30, 2013	$1,691
Volume and mix	118
Material	(8)
Currency exchange rates	(27)
Restructuring	(54)
Other Costs	15
Quarter ended September 30, 2014	$1,735

The increase in cost of sales was due to the year-over-year increase in volume and higher costs, mainly manufacturing, partially offset by lower restructuring costs, lower net material costs and the impact of currency exchange rates.
Gross margin: Revenue less cost of sales for the third quarter of 2014 was $346 million, or 16.6 percent, versus $272 million, or 13.9 percent, in the third quarter of 2013. The effect on gross margin resulting from higher volumes, lower restructuring expenses and lower net material costs was partially offset by higher other costs, mainly manufacturing, and unfavorable currency.
Engineering, research and development: Engineering, research and development expense was $42 million and $35 million in the third quarters of 2014 and 2013, respectively. Increased spending to support customer programs and lower recoveries drove the year-over-year increase.

Selling, general and administrative (SG&A): SG&A expense was down $4 million in the third quarter of 2014, at $108 million, compared to $112 million in the third quarter of 2013. The year-over-year decrease is due to lower compensation related accruals, which was offset by higher legal and related costs related to the ongoing anti-trust investigation and growth in emerging markets.
Depreciation and amortization: Depreciation and amortization expense was $52 million in the third quarter of 2014, compared to $51 million in the third quarter of 2013.
Earnings before interest expense, taxes and noncontrolling interests (“EBIT”) were $140 million for the third quarter of 2014, an increase of $68 million when compared to $72 million in the third quarter of the prior year. Higher light vehicle volumes globally, commercial truck and off-highway revenue growth, new platforms and an increase in commercial vehicle content, higher North American aftermarket sales, lower restructuring costs, savings from previous restructuring activities and lower compensation related accruals were partially offset by higher engineering expenses and $5 million of unfavorable currency.
Total revenues for the first nine months of 2014 were $6,416 million, up from $5,933 million for the first nine months of 2013. Excluding the impact of currency and substrate sales, revenue was up $435 million, or 10 percent, from $4,560 million to $4,995 million, driven primarily by stronger OE light vehicle volumes in North America and China, higher OE commercial truck, off-highway and other revenue in Europe, China and Japan Clean Air and North America Ride Performance and increased aftermarket sales in North America and South America.
Cost of sales (exclusive of depreciation and amortization): Cost of sales for the first nine months of 2014 was $5,340 million, or 83.2 percent of sales, compared to $5,031 million, or 84.8 percent of sales in the first nine months of 2013. The following table lists the primary drivers behind the change in cost of sales ($ millions).

Nine months ended September 30, 2013	$5,031
Volume and mix	403
Material	(16)
Currency exchange rates	(49)
Restructuring	(52)
Other Costs	23
Nine months ended September 30, 2014	$5,340

The increase in cost of sales was due to the year-over-year increase in volume and higher other costs, mainly manufacturing, partially offset by lower restructuring costs, lower net material costs and the impact of currency exchange rates.
Gross margin: Revenue less cost of sales for the first nine months of 2014 was $1,076 million, or 16.8 percent, versus $902 million, or 15.2 percent, in the first nine months of 2013. The effect on gross margin resulting from higher volumes, lower restructuring expenses and lower net material costs was partially offset by higher other costs, mainly manufacturing.
Engineering, research and development: Engineering, research and development expense was $126 million and $103 million in the first nine months of 2014 and 2013, respectively. Increased spending to support customer programs and lower recoveries drove the year-over-year increase.
Selling, general and administrative: SG&A expense was up $42 million in the first nine months of 2014, at $379 million, compared to $337 million in the first nine of 2013. The year-over-year increase is due to higher compensation related accruals, higher legal and related costs related to the ongoing anti-trust investigation, growth in emerging markets and other corporate expenses.
Depreciation and amortization: Depreciation and amortization expense was $155 million in the first nine months of 2014, compared to $151 million in the first nine months of 2013.
EBIT was $409 million for the first nine months of 2014, an increase of $103 million when compared to $306 million in the first nine months of the prior year. Higher light vehicle volumes globally, commercial truck and off-highway revenue growth, new platforms and an increase in commercial vehicle content, higher aftermarket sales in North America, lower restructuring and related expenses and savings from prior restructuring activities were partially offset by higher SG&A and engineering expenses and a $7 million adjustment to workers' compensation reserves. Currency had a $5 million of unfavorable impact on EBIT for the first nine months of 2014.
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
Net Sales and Operating Revenues for the Three Months Ended September 30, 2014 and 2013

	Three Months Ended September 30, 2014
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$700	$261	$439	$—	$439
Europe, South America & India	484	164	320	(12)	332
Asia Pacific	247	54	193	(1)	194
Total Clean Air Division	1,431	479	952	(13)	965
Ride Performance Division
North America	342	—	342	(3)	345
Europe, South America & India	252	—	252	(13)	265
Asia Pacific	56	—	56	—	56
Total Ride Performance Division	650	—	650	(16)	666
Total Tenneco Inc.	$2,081	$479	$1,602	$(29)	$1,631

	Three Months Ended September 30, 2013
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$648	$246	$402	$—	$402
Europe, South America & India	470	152	318	—	318
Asia Pacific	210	33	177	—	177
Total Clean Air Division	1,328	431	897	—	897
Ride Performance Division
North America	321	—	321	—	321
Europe, South America & India	258	—	258	—	258
Asia Pacific	56	—	56	—	56
Total Ride Performance Division	635	—	635	—	635
Total Tenneco Inc.	$1,963	$431	$1,532	$—	$1,532

	Three Months Ended September 30, 2014 Versus Three Months Ended September 30, 2013 Dollar and Percent Increase (Decrease)
	Revenues	Percent	Value-add Revenues excluding Currency	Percent
	(Millions Except Percent Amounts)
Clean Air Division
North America	$52	8%	$37	9%
Europe, South America & India	14	3%	14	4%
Asia Pacific	37	18%	17	10%
Total Clean Air Division	103	8%	68	8%
Ride Performance Division
North America	21	7%	24	7%
Europe, South America & India	(6)	(2)%	7	3%
Asia Pacific	—	—%	—	—%
Total Ride Performance Division	15	2%	31	5%
Total Tenneco Inc.	$118	6%	$99	6%

Light Vehicle Industry Production by Region for Three Months Ended September 30, 2014 and 2013 (According to IHS Automotive, October 2014)

	Three Months Ended September 30,
	2014	2013	Increase (Decrease)	% Increase (Decrease)
	(Number of Vehicles in Thousands)
North America	4,190	3,883	307	8%
Europe	4,524	4,565	(41)	(1)%
South America	985	1,210	(225)	(19)%
India	936	898	38	4%
Total Europe, South America & India	6,445	6,673	(228)	(3)%
China	5,316	4,928	388	8%
Australia	48	57	(9)	(16)%
Clean Air revenue was up $103 million in the third quarter of 2014 compared to the third quarter of 2013 with higher revenues in all regions. The increase in North American revenues was driven by higher light vehicle volumes and increased aftermarket revenues, which accounted for $54 million of the year-over-year change in revenues. Currency had no impact on North American revenues. The increase in European, South American and Indian revenues was mostly driven by higher volumes of $31 million due to higher light vehicle and commercial truck and off-highway vehicle revenues in Europe, offset by lower year-over-year light vehicle and commercial truck and off-highway vehicle revenues in South America and India. Currency had a $14 million unfavorable impact on European, South American and Indian revenues. The increase in Asia Pacific revenues was primarily driven by higher volumes of $42 million, mostly due to higher light vehicle production, new programs and commercial truck and off-highway vehicle volumes in China and Japan. Currency had a $2 million unfavorable impact on Asia Pacific revenues.
Ride Performance revenue was up $15 million in the third quarter of 2014 compared to the third quarter of 2013, primarily driven by higher volumes in all regions. The increase in North American revenues was primarily driven by higher volumes and mix of $23 million due to light vehicle and commercial truck volume growth and higher aftermarket sales. Currency had a $3 million unfavorable impact on North American revenues. In European, South American and Indian region, higher volumes of $3 million was driven by commercial truck increase in Europe, higher South American aftermarket sales and higher volumes in India offset by lower aftermarket volumes in Europe and lower OE light vehicle volumes in South America. Currency had a $13 million unfavorable impact on European, South American and Indian revenues. Asia Pacific revenues were flat. Higher volumes of $1 million mostly due to higher light vehicle production volumes in China were offset by lower volumes in Australia. Currency had no impact on Asia Pacific revenues.

Net Sales and Operating Revenues for the Nine Months Ended September 30, 2014 and 2013

	Nine Months Ended September 30, 2014
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$2,153	$810	$1,343	$(2)	$1,345
Europe, South America & India	1,513	510	1,003	(4)	1,007
Asia Pacific	750	158	592	(4)	596
Total Clean Air Division	4,416	1,478	2,938	(10)	2,948
Ride Performance Division
North America	1,041	—	1,041	(11)	1,052
Europe, South America & India	795	—	795	(33)	828
Asia Pacific	164	—	164	(3)	167
Total Ride Performance Division	2,000	—	2,000	(47)	2,047
Total Tenneco Inc.	$6,416	$1,478	$4,938	$(57)	$4,995

	Nine Months Ended September 30, 2013
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$1,981	$778	$1,203	$—	$1,203
Europe, South America & India	1,453	505	948	—	948
Asia Pacific	596	90	506	—	506
Total Clean Air Division	4,030	1,373	2,657	—	2,657
Ride Performance Division
North America	952	—	952	—	952
Europe, South America & India	791	—	791	—	791
Asia Pacific	160	—	160	—	160
Total Ride Performance Division	1,903	—	1,903	—	1,903
Total Tenneco Inc.	$5,933	$1,373	$4,560	$—	$4,560

	Nine Months Ended September 30, 2014 Versus Nine Months Ended September 30, 2013 Dollar and Percent Increase (Decrease)
	Revenues	Percent	Value-add Revenues excluding Currency	Percent
	(Millions Except Percent Amounts)
Clean Air Division
North America	$172	9%	$142	12%
Europe, South America & India	60	4%	59	6%
Asia Pacific	154	26%	90	18%
Total Clean Air Division	386	10%	291	11%
Ride Performance Division
North America	89	9%	100	11%
Europe, South America & India	4	1%	37	5%
Asia Pacific	4	3%	7	4%
Total Ride Performance Division	97	5%	144	8%
Total Tenneco Inc.	$483	8%	$435	10%

Light Vehicle Industry Production by Region for Nine Months Ended September 30, 2014 and 2013 (According to IHS Automotive, October 2014)

	Nine Months Ended September 30,
	2014	2013	Increase (Decrease)	% Increase (Decrease)
	(Number of Vehicles in Thousands)
North America	12,806	12,156	650	5%
Europe	15,064	14,539	525	4%
South America	2,874	3,482	(608)	(17)%
India	2,722	2,792	(70)	(3)%
Total Europe, South America & India	20,660	20,813	(153)	(1)%
China	16,469	15,053	1,416	9%
Australia	135	158	(23)	(14)%
Clean Air revenue was up $386 million in the first nine months of 2014 compared to the first nine months of 2013, driven by higher sales in all the regions. The increase in North American revenues was driven by higher light vehicle volumes, new platform launches and increased off-highway and aftermarket revenues, which accounted for $185 million of the year-over-year change in revenues. Currency had a $2 million unfavorable impact on North American revenues. The increase in European, South American and Indian revenues was mostly driven by higher volumes of $60 million, mainly due to higher year-over-year light vehicle and commercial truck and off-highway vehicle revenues in Europe partially offset by lower revenues in South America and India and lower aftermarket volumes in Europe. Currency had a $4 million favorable impact on European, South American and Indian revenues. The increase in Asia Pacific revenues was primarily driven by higher volumes of $170 million, mostly due to higher light vehicle production, new programs and commercial truck and off-highway vehicle volumes in China and Japan partially offset by lower volumes in Australia. Currency had a $5 million unfavorable impact on Asia Pacific revenues.
Ride Performance revenue was up $97 million in the first nine months of 2014 compared to the first nine months of 2013, primarily driven by higher volumes in all the regions. The increase in North American revenues was primarily driven by higher volumes and mix of $99 million due to light vehicle and commercial truck volume growth and higher volumes and favorable mix in the aftermarket. Currency had a $11 million unfavorable impact on North American revenues. The increase in European, South American and Indian revenues was primarily driven by higher volumes of $24 million due to increased light vehicle and commercial truck volumes in Europe and higher aftermarket volumes in South America and India. Currency had a $33 million unfavorable impact on European, South American and Indian revenues. The increase in Asia Pacific revenues was driven by higher volumes of $11 million, mostly due to higher light vehicle production volumes in China, partially offset by lower volumes in Australia. Currency had a $3 million unfavorable impact on Asia Pacific revenues.

Earnings before Interest Expense, Income Taxes and Noncontrolling Interests (“EBIT”) for the Three Months Ended September 30, 2014 and 2013

	Three Months Ended September 30,		Change
	2014	2013
	(Millions)
Clean Air Division
North America	$56	$57	$(1)
Europe, South America & India	14	16	(2)
Asia Pacific	27	22	5
Total Clean Air Division	97	95	2
Ride Performance Division
North America	38	33	5
Europe, South America & India	9	(40)	49
Asia Pacific	10	5	5
Total Ride Performance Division	57	(2)	59
Other	(14)	(21)	7
Total Tenneco Inc.	$140	$72	$68
The EBIT results shown in the preceding table include the following items, certain of which are discussed below under “Restructuring and Other Charges,” which have an effect on the comparability of EBIT results between periods:

	Three Months Ended September 30,
	2014	2013
	(Millions)
Clean Air Division
Europe, South America & India
Restructuring and related expenses	$—	$1
Bad debt charge (1)	4	—
Asia Pacific
Restructuring and related expenses	1	—
Total Clean Air Division	$5	$1
Ride Performance Division
North America
Restructuring and related expenses	3	1
Europe, South America & India
Restructuring and related expenses	4	55
Asia Pacific
Restructuring and related expenses	—	$1
Total Ride Performance Division	$7	$57
(1) Charge related to the bankruptcy of an aftermarket customer in Europe.
EBIT for the Clean Air division was $97 million in the third quarter of 2014 compared to $95 million in the third quarter a year ago. EBIT for North America decreased $1 million to $56 million in the third quarter of 2014 versus the third quarter of 2013. The benefit from higher light vehicle revenue and aftermarket sales was more than offset by higher engineering investments and negative currency. Europe, South America and India's EBIT was $14 million in the third quarter of 2014 and $16 million in the third quarter of 2013. Higher volumes in light vehicle and commercial truck and off-highway vehicles in Europe, lower restructuring and related expenses and year-over-year restructuring savings were more than offset by lower volumes in South America and India, lower aftermarket volumes in Europe, higher SG&A and engineering expenses, negative currency and a charge related to the bankruptcy of an European aftermarket customer. EBIT for Asia Pacific increased $5 million to $27 million in the third quarter of 2014 from $22 million in the third quarter of 2013. EBIT benefited from higher light vehicle production volumes, new platforms and higher commercial truck and off-highway vehicle revenues in China and Japan, improved operational management and positive currency, partially offset by lower volumes in Australia and higher restructuring and related expenses. For the Clean Air division, restructuring and related expenses of $1 million were included in EBIT for each of the third quarters of 2014 and 2013. EBIT for the Clean Air division included a charge of $4 million related to the bankruptcy of an aftermarket customer in Europe in the third quarter of 2014. Currency had a $4 million unfavorable impact on EBIT of the Clean Air division for 2014 when compared to last year.
EBIT for the Ride Performance division was $57 million in the third quarter of 2014 compared to a loss of $2 million in the third quarter a year ago. EBIT for North America increased $5 million in the third quarter of 2014 to $38 million from $33 million in the third quarter of 2013. The benefits of increased light vehicle and commercial truck volumes and positive aftermarket product mix were partially offset by higher restructuring and related expenses, higher SG&A and engineering expenses and negative currency. Europe, South America and India's EBIT was $9 million in the third quarter of 2014 and a loss of $40 million in the third quarter of 2013. The benefit from lower year-over-year restructuring and related expenses, higher restructuring savings from prior restructuring activities and higher revenue in India was partially offset by lower volumes in light vehicle and aftermarket in Europe and lower volumes in South America. EBIT for Asia Pacific increased $5 million to $10 million in the third quarter of 2014 from $5 million in the third quarter of 2013. EBIT benefited from higher light vehicle production volumes in China, operational cost improvements, lower restructuring and related expenses and favorable currency, partially offset by lower volumes in Australia. For the Ride Performance division, restructuring and related expenses of $7 million were included in EBIT for the third quarter of 2014 and $57 million for the same period in 2013. Currency had a $1 million unfavorable impact on EBIT of the Ride Performance division for 2014 when compared to last year.
Currency had a $5 million unfavorable impact on overall company EBIT for the third quarter of 2014 as compared to the prior year's third quarter.

EBIT as a Percentage of Revenue for the Three Months Ended September 30, 2014 and 2013

	Three Months Ended September 30,
	2014	2013
Clean Air Division
North America	8%	9%
Europe, South America & India	3%	3%
Asia Pacific	11%	10%
Total Clean Air Division	7%	7%
Ride Performance Division
North America	11%	10%
Europe, South America & India	4%	(16)%
Asia Pacific	18%	9%
Total Ride Performance Division	9%	—%
Total Tenneco Inc.	7%	4%

In the Clean Air division, EBIT as a percentage of revenues for the third quarter of 2014 was even compared to last year's third quarter. In North America, EBIT as a percentage of revenues for the third quarter of 2014 was down one percentage point compared to last year's third quarter. The benefit from higher light vehicle revenue and aftermarket sales was more than offset by higher engineering investments and negative currency. Europe, South America and India's EBIT as a percentage of revenues for the third quarter of 2014 was even compared to the prior year's third quarter. Higher light vehicle, commercial truck and off-highway vehicle volumes in Europe, lower restructuring and related expenses and year-over-year restructuring savings were offset by lower volumes in South America and India, lower aftermarket volumes in Europe, higher SG&A and engineering expenses, negative currency and a charge related to the bankruptcy of an European aftermarket customer. EBIT as a percentage of revenues for Asia Pacific in the third quarter of 2014 was up one percentage point compared to the third quarter of 2013. EBIT benefited from higher light vehicle production volumes, new platforms and higher commercial truck and off-highway vehicle revenues in China and Japan, improved operational management and positive currency, partially offset by lower volumes in Australia and higher restructuring and related expenses.

In the Ride Performance division, EBIT as a percentage of revenues was up nine percentage points compared to the prior year's third quarter. In the third quarter of 2014, EBIT as a percentage of revenues for North America was up one percentage point compared to the third quarter of 2013. The benefits of increased light vehicle and commercial truck volumes and positive aftermarket product mix were partially offset by higher restructuring and related expenses, higher SG&A and engineering expenses and negative currency. EBIT as a percentage of revenues in Europe, South America and India was up 20 percentage points compared to the prior year's third quarter. The benefit from lower year-over-year restructuring and related expenses, higher restructuring savings from prior restructuring activities and higher revenue in India was partially offset by lower volumes in light vehicle and aftermarket in Europe and lower volumes in South America. In Asia Pacific, EBIT as a percentage of revenues for the third quarter of 2014 was up nine percentage points from last year's third quarter. EBIT benefited from higher light vehicle production volumes in China, operational cost improvements, lower restructuring and related expenses and favorable currency, partially offset by lower volumes in Australia.

EBIT for the Nine Months Ended September 30, 2014 and 2013

	Nine Months Ended September 30,		Change
	2014	2013
	(Millions)
Clean Air Division
North America	$186	$174	$12
Europe, South America & India	41	45	(4)
Asia Pacific	70	58	12
Total Clean Air Division	297	277	20
Ride Performance Division
North America	116	94	22
Europe, South America & India	39	(16)	55
Asia Pacific	25	15	10
Total Ride Performance Division	180	93	87
Other	(68)	(64)	$(4)
Total Tenneco Inc.	$409	$306	$103
The EBIT results shown in the preceding table include the following items, certain of which are discussed below under “Restructuring and Other Charges,” which have an effect on the comparability of EBIT results between periods:

	Nine Months Ended September 30,
	2014	2013
	(Millions)
Clean Air Division
Europe, South America & India
Restructuring and related expenses	$9	$5
Bad debt charge (1)	4	—
Asia Pacific
Restructuring and related expenses	5	2
Total Clean Air Division	$18	$7
Ride Performance Division
North America
Restructuring and related expenses	3	1
Europe, South America & India
Restructuring and related expenses	10	57
Asia Pacific
Restructuring and related expenses	1	2
Total Ride Performance Division	$14	$60
Other
Restructuring and related expenses	$—	$2
(1) Charge related to the bankruptcy of an aftermarket customer in Europe.
EBIT for the Clean Air division was $297 million in the first nine months of 2014 compared to $277 million in the first nine months of 2013. EBIT for North America increased $12 million to $186 million in the first nine months of 2014 versus the first nine months of 2013. EBIT benefited from higher light vehicle, off-highway and aftermarket revenues and a ramp up on new platforms, partially offset by higher engineering investments and negative currency. Europe, South America and India's EBIT decreased $4 million in the first nine months of 2014 to $41 million from $45 million in the first nine months of 2013. The decrease was driven by higher year-over-year restructuring and related expenses and a charge related to the bankruptcy of an European aftermarket customer in 2014, partially offset by higher OE revenue, new platforms in Europe and year-over-year savings from prior restructuring activities. EBIT for Asia Pacific increased $12 million to $70 million in the first nine months of 2014 from $58 million in the first nine months of 2013. EBIT benefited from higher light vehicle production volumes, new platforms and higher commercial truck and off-highway vehicle revenues in China and Japan, and restructuring savings in

Australia, partially offset by higher engineering expenses, higher restructuring and related expenses and negative currency. For the Clean Air division, restructuring and related expenses of $14 million were included in EBIT for the first nine months of 2014 and $7 million for the same period in 2013. EBIT for the Clean Air division includes a charge of $4 million related to the bankruptcy of an aftermarket customer in Europe in 2014. Currency had a $2 million unfavorable impact on EBIT of the Clean Air division for 2014 when compared to last year.
EBIT for the Ride Performance division was $180 million in the first nine months of 2014 compared to $93 million in the first nine months of 2013. EBIT for North America increased $22 million in the first nine months of 2014 to $116 million from $94 million in the first nine months of 2013. The benefits of increased light vehicle and commercial truck volumes and positive aftermarket product mix were partially offset by higher restructuring and related expenses and unfavorable currency. Europe, South America and India's EBIT was $39 million in the first nine months of 2014, compared to a loss of $16 million in the first nine months of 2013. The increase was driven by lower year-over-year restructuring and related expenses, increased light vehicle and commercial truck volumes in Europe, higher aftermarket revenues in South America and India and year-over-year savings from prior restructuring activities, partially offset by lower light vehicle and commercial truck sales in South America and negative currency. EBIT for Asia Pacific increased $10 million to $25 million in the first nine months of 2014 from $15 million in the first nine months of 2013. EBIT benefited from higher light vehicle production volumes in China, savings from prior restructuring activities in Australia and positive currency, partially offset by lower volumes in Australia. For the Ride Performance division, restructuring and related expenses of $14 million were included in EBIT for the first nine months of 2014 and $60 million for the same period in 2013. Currency had a $3 million unfavorable impact on EBIT of the Ride Performance division for 2014 when compared to last year. EBIT for the Ride Performance division also included a $7 million expense to adjust workers' compensation reserves.
Currency had a $5 million unfavorable impact on overall company EBIT for the first nine months of 2014 as compared to the first nine months of prior year.
EBIT as a Percentage of Revenue for the Nine Months Ended September 30, 2014 and 2013

	Nine Months Ended September 30,
	2014	2013
Clean Air Division
North America	9%	9%
Europe, South America & India	3%	3%
Asia Pacific	9%	10%
Total Clean Air Division	7%	7%
Ride Performance Division
North America	11%	10%
Europe, South America & India	5%	(2)%
Asia Pacific	15%	9%
Total Ride Performance Division	9%	5%
Total Tenneco Inc.	6%	5%

In the Clean Air division, EBIT as a percentage of revenues for the first nine months of 2014 was even compared to the first nine months of last year. In North America, EBIT as a percentage of revenues for the first nine months of 2014 was even compared to the first nine months of last year. The benefit from higher light vehicle, off-highway and aftermarket revenues and a ramp up on new platforms was offset by higher engineering investments and negative currency. Europe, South America and India's EBIT as a percentage of revenues for the first nine months of 2014 was even compared to the first nine months of prior year. The decrease driven by higher year-over-year restructuring and related expenses and a charge related to the bankruptcy of an European aftermarket customer in 2014 was offset by higher OE revenue, new platforms in Europe and year-over-year savings from prior restructuring activities. EBIT as a percentage of revenues for Asia Pacific in the first nine months of 2014 was down one percentage point compared to the first nine months of 2013. The benefit from higher light vehicle production volumes, new platforms and higher commercial truck and off-highway vehicle revenues in China and Japan and restructuring savings in Australia was more than offset by higher engineering expenses, higher restructuring and related expenses and negative currency.

In the Ride Performance division, EBIT as a percentage of revenues was up four percentage points compared to the first nine months of prior year. In the first nine months of 2014, EBIT as a percentage of revenues for North America was up one percentage point compared to the first nine months of 2013. The benefits of increased light vehicle and commercial truck volumes and positive aftermarket product mix were partially offset by higher restructuring and related expenses and unfavorable currency. EBIT as a percentage of revenues in Europe, South America and India was up seven percentage points in the first nine months of 2014 when compared to the first nine months of prior year. The increase was driven by lower year-over-year restructuring and related expenses, increased light vehicle and commercial truck volumes in Europe, higher aftermarket revenues in South America and India and year-over-year savings from prior restructuring activities, partially offset by lower light vehicle and commercial truck sales in South America and negative currency. In Asia Pacific, EBIT as a percentage of revenues for the first nine months of 2014 was up six percentage points from the first nine months of last year. EBIT benefited from higher light vehicle production volumes in China, savings from prior restructuring activities in Australia and positive currency, partially offset by lower volumes in Australia.
Interest Expense, Net of Interest Capitalized
We reported interest expense in the third quarter of 2014 of $20 million (all in our U.S. operations) net of interest capitalized of $1 million, and $20 million ($19 million in our U.S. operations and $1 million in our foreign operations) net of interest capitalized of $1 million in the third quarter of 2013.
We reported interest expense in the first nine months of 2014 of $58 million (all in our U.S. operations) net of interest capitalized of $3 million, down from $60 million ($58 million in our U.S. operations and $2 million in our foreign operations) net of interest capitalized of $3 million in the first nine months of 2013. Interest expense decreased by $2 million in the first nine months of 2014 compared to the first nine months of prior year.
On September 30, 2014, we had $778 million in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed through December 2020, $225 million is fixed through August 2018, and the remainder is fixed from 2015 through 2025. We also have $410 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” later in this Management’s Discussion and Analysis.
Income Taxes
We reported income tax expense of $31 million and $30 million in the three month periods ended September 30, 2014 and 2013, respectively. The tax expense recorded in the third quarter of 2014 included a net tax benefit of $10 million for tax adjustments to prior year estimates. The tax expense recorded in the third quarter of 2013 included a net tax benefit of $9 million for tax adjustments to prior year estimates. Because our operations in Spain and Belgium are in a valuation allowance position, we were unable to recognize a tax benefit for the $55 million of restructuring charges incurred in these two countries during the third quarter of 2013.
We reported income tax expense of $117 million and $89 million in the first nine months of 2014 and 2013, respectively. The tax expense recorded in the first nine months of 2014 included a net tax benefit of $9 million for tax adjustments to prior year estimates. The tax expense recorded in the first nine months of 2013 included a net tax benefit of $22 million for tax adjustments primarily related to recognizing a U.S. tax benefit for foreign taxes. U.S. tax benefit for foreign taxes is driven by our ability to claim a U.S. foreign tax credit beginning in 2013. The U.S. foreign tax credit law provides for a credit against U.S. taxes otherwise payable for foreign taxes paid with regard to dividends, interest and royalties paid to us in the U.S.
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
Restructuring and Other Charges
Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. In 2013, we incurred $78 million in restructuring and related costs, primarily related to European cost reduction efforts, including non-cash asset write downs of $3 million, the costs to exit the distribution of aftermarket exhaust products and ending production of leaf springs in Australia, headcount reductions in various regions, and the net impact of freezing our defined benefit plans in the United Kingdom, of which $70 million was recorded in cost of sales, $6 million in SG&A, $1 million in engineering expense and $1 million in other expense. In the third quarter of 2014, we incurred $8 million in restructuring and related costs including non-cash charges of $2 million, primarily related to European cost reduction efforts, headcount reductions in Australia and the sale of a closed facility in Cozad, Nebraska, of which $5 million was recorded in cost of sales and $3 million in other expense. In the third quarter of 2013, we incurred $58 million in restructuring and related costs, primarily related to European cost reduction efforts including non-cash asset write downs of $2 million and headcount reductions in various regions, of which $56 million was recorded in cost of sales, $1 million in SG&A and $1 million in other expense. In the first nine months of 2014, we incurred $28 million in restructuring and related costs including non-cash charges of $3 million, primarily related to European cost reduction efforts, headcount reductions in Australia and South America and the sale of a closed facility in Cozad, Nebraska, of which $20 million was recorded in cost of sales, $3 million in SG&A, $1 million in engineering expense and $4 million in other expense. In the first nine months of 2013, we incurred $69 million in restructuring and related costs, primarily related to European cost reduction efforts including non-cash asset write downs of $2 million, the costs to exit the distribution of aftermarket exhaust products and ending of production of leaf springs in Australia, headcount reductions in various regions, and the net impact of freezing our defined benefit plans in the United Kingdom, of which $63 million was recorded in cost of sales, $5 million in SG&A and $1 million in other expense.
Amounts related to activities that are part of our restructuring reserves are as follows:

	December 31, 2013 Restructuring Reserve	2014 Expenses	2014 Cash Payments	Impact of Exchange Rates	September 30, 2014 Restructuring Reserve
	(Millions)
Employee Severance, Termination Benefits and Other Related Costs	$44	25	(32)	(3)	$34
Under the terms of our amended and restated senior credit agreement that took effect on March 22, 2012, we are allowed to exclude $80 million of cash charges and expenses, before taxes, related to cost reduction initiatives incurred after March 22, 2012 from the calculation of the financial covenant ratios required under our senior credit facility. As of December 31, 2013, we had excluded the entire $80 million of allowable charges relating to restructuring initiatives.
On January 31, 2013, we announced our intent to reduce structural costs in Europe by approximately $60 million annually, and anticipate related costs of approximately $120 million, which includes the closing of the Vittaryd facility in Sweden that we announced in September 2012 and a $7 million charge recorded in the fourth quarter of 2012 related to the impairment of certain assets in the European ride performance business. The $120 million of anticipated costs includes approximately $20 million of non-cash asset write downs, the cost of relocating tooling, equipment and production to other facilities, severance and retention payments to employees and other costs related to these actions. Any plans affecting our European hourly and salaried workforce have been and will be subject to consultation with the relevant employee representatives. We incurred $78 million in restructuring and related costs in 2013, of which $69 million was related to this initiative including $3 million for non-cash asset write downs. In the third quarter of 2014, we incurred $8 million in restructuring and related costs, of which $4 million was related to this initiative. In the first nine months of 2014, we incurred $28 million in restructuring and related costs, of which $18 million was related to this initiative including $1 million for non-cash asset write downs. We expect that most of the expense will be recorded by 2014, and that the Company will reach a full savings run rate in 2016. As part of our European structural cost reduction initiative, on September 5, 2013 we announced our intent to close our ride performance plant in Gijon, Spain and reduce the workforce at our ride performance plant in Sint-Truiden, Belgium. The actions were subject to consultation with the relevant employee representatives and in total would eliminate approximately 480 jobs in Western Europe while allowing the most efficient use of our capital assets and production capacity across the region. We concluded the consultation period with employee representatives at Gijon without having reached agreement and on December 17, 2013 notified the Gijon employees' works council that the Company was proceeding with the plant closure. Employee terminations at Gijon were completed by the end of 2013. During the first quarter of 2014, the employees' works council filed suit challenging the decision to close the Gijon plant and local High Court of Justice of Asturias ruled in favor of the employees' works council. On February 25, 2014, we announced the intention of the Company to appeal that decision to the Supreme Court of Spain in Madrid, and at the same time we worked closely with local and European government officials to reach a solution to address the challenge to our restructuring plan by the Gijon plant's employees' works council. In July 2014, we finalized the agreements related to the restructuring with employee representatives at Gijon as well as Sint-Truiden. Under the final agreement for Gijon, the plant re-opened in July 2014 with about half of its prior workforce and will continue to be operated by Tenneco until a complete transfer of ownership takes place in approximately two years. Due to the ongoing operation of the Gijon plant, we now expect total charges related to the actions at the Gijon and St. Truiden plants to exceed the previous estimate of $63 million. Overall, however, the total cost of our initiatives to reduce structural costs in Europe remains unchanged from the original estimate of approximately $120 million. In the first quarter of 2014, we announced and finalized the closure of the clean air just-in-time plant in Iwuy, France, due to reduced demand for the plant's products. The actions were subject to the required consultation process with the relevant employee representatives.
Earnings Per Share

We reported net income attributable to Tenneco Inc. of $78 million or $1.27 per diluted common share for the third quarter of 2014. Included in the results for the third quarter of 2014 were negative impacts from expenses related to our restructuring activities and a bad debt charge, which were more than offset by net tax benefits. The net impact of these items increased earnings per diluted share by $0.02. We reported net income attributable to Tenneco Inc. of $12 million or $0.19 per diluted common share for the third quarter of 2013. Included in the results for the third quarter of 2013 were negative impacts from expenses related to our restructuring activities, which were partially offset by net tax benefits. The net impact of these items decreased earnings per diluted share by $0.80.
We reported net income attributable to Tenneco Inc. of $205 million or $3.33 per diluted common share for the first nine months of 2014. Included in the results for the first nine months of 2014 were negative impacts from expenses related to our restructuring activities and a bad debt charge, which were partially offset by net tax benefits. The net impact of these items decreased earnings per diluted share by $0.28. We reported net income attributable to Tenneco Inc. of $129 million or $2.09 per diluted common share for the first nine months of 2013. Included in the results for the first nine months of 2013 were negative impacts from expenses related to our restructuring activities, which were partially offset by net tax benefits. The net impact of these items decreased earnings per diluted share by $0.73.
Dividends on Common Stock
On January 10, 2001, our Board of Directors eliminated the quarterly dividend on our common stock. There are no current plans to reinstate a dividend on our common stock.
Cash Flows for the Three Months Ended September 30, 2014 and 2013

	Three Months Ended September 30,
	2014	2013
	(Millions)
Cash provided (used) by:
Operating activities	$115	$50
Investing activities	(97)	(57)
Financing activities	1	38
Operating Activities
For the third quarter of 2014, operating activities provided $115 million in cash compared to $50 million in cash provided during last year’s third quarter. Compared to the prior year, the greater cash provided from operations was primarily driven by higher net income and working capital management. For the third quarter of 2014, cash used for working capital was $2 million versus $11 million of cash used for working capital in the third quarter of 2013. Receivables were a source of cash of $67 million in the third quarter of 2014 compared to a use of cash of $27 million in the prior year’s third quarter. Inventory represented a cash outflow of $21 million for the third quarter of 2014 and the third quarter of 2013, respectively. Accounts payable used $44 million of cash for the quarter ended September 30, 2014, compared to $38 million cash used for the quarter ended September 30, 2013. Cash taxes were $24 million for the third quarter of 2014 compared to $21 million in the prior year’s third quarter.
Investing Activities
Cash used for investing activities was $97 million in the third quarter of 2014 compared to cash used of $57 million in the same period a year ago. Cash payments for plant, property and equipment were $95 million in the third quarter of 2014 versus payments of $54 million in the third quarter of 2013, an increase of $41 million. The majority of the spending was to support continued growth in OE Clean Air and Ride Performance programs in Europe, China and North America. Cash payments for software-related intangible assets were $3 million and $7 million, respectively, for the third quarters of 2014 and 2013.

Financing Activities
Cash flow from financing activities was an inflow of $1 million for the quarter ending September 30, 2014 compared to an inflow of $38 million for the quarter ending September 30, 2013. During the third quarter of 2013, we repurchased 374,900 shares of our outstanding common stock for $18 million at an average price of $48.89 per share as part of a previously announced stock buyback plan for 550,000 shares of outstanding common stock.
Cash Flows for the Nine Months Ended September 30, 2014 and 2013

	Nine Months Ended September 30,
	2014	2013
	(Millions)
Cash provided (used) by:
Operating activities	$89	$91
Investing activities	(273)	(196)
Financing activities	190	160
Operating Activities
For the first nine months of 2014, operating activities provided $89 million in cash compared to $91 million in cash provided during the first nine months of last year. Compared to the prior year, the greater use of cash from operations was primarily driven by working capital investment to support business growth, partially offset by higher net income. For the first nine months of 2014, cash used for working capital was $277 million versus $220 million of cash used for working capital in the first nine months of 2013. Receivables were a use of cash of $236 million in the first nine months of 2014 compared to a use of cash of $280 million in the first nine months of prior year. Inventory represented a cash outflow of $125 million during the first nine months of 2014, compared to a cash outflow of $39 million during the first nine months of last year. Accounts payable provided $116 million of cash for the first nine months ended September 30, 2014, compared to cash provided of $111 million for the first nine months ended September 30, 2013. Cash taxes were $98 million for the first nine months of 2014 compared to $92 million in the first nine months of prior year.
Investing Activities
Cash used for investing activities was $273 million in the first nine months of 2014 compared to cash used of $196 million in the same period a year ago. Cash payments for plant, property and equipment were $262 million in the first nine months of 2014 versus payments of $178 million in the first nine months of 2013, an increase of $84 million. The majority of the spending was to support continued growth in OE Clean Air and Ride Performance programs in Europe, China and North America. Cash payments for software-related intangible assets were $12 million and $19 million, respectively, for the first nine months of 2014 and 2013. There was no change in restricted cash in the first nine months of 2014 compared to a use of cash of $5 million in the first nine months of 2013.

Financing Activities
Cash flow from financing activities was an inflow of $190 million for the nine months ending September 30, 2014 compared to an inflow of $160 million for the nine months ending September 30, 2013. During the first nine months of 2013, we repurchased 419,900 shares of our outstanding common stock for $20 million at an average price of $48.42 per share as part of a previously announced stock buyback plan for 550,000 shares of outstanding common stock. Borrowings under our revolving credit facility were $196 million at September 30, 2014 and $261 million at September 30, 2013. At September 30, 2014, there was $30 million borrowing under the North American accounts receivable securitization programs, whereas at September 30, 2013, there was $50 million outstanding. In the first nine months of 2014, we received $4 million for selling 45 percent equity interest in Tenneco Fusheng (Chengdu) Automobile Parts Co., Ltd. to a third party partner.
Outlook
For the fourth quarter, IHS Automotive forecasts global light vehicle industry production to increase three percent year-over-year in the regions where we operate. North America is expected to increase four percent, China up six percent and India up 10%. Europe industry light vehicle production is expected to decrease one percent and a decline of nine percent is forecasted for South America.
In the fourth quarter, we expect positive revenue drivers from higher light vehicle unit volumes as well as higher commercial truck and off-highway content from the implementation of off-highway emission regulations in the U.S. and Europe, and from a higher sales rate of emissions content to our commercial truck customers in China. IHS’s projection of lower North American pickup truck production including a changeover on a large pickup truck platform, will offset some of the positive revenue drivers. Additionally, we are seeing volume weakness in our commercial truck and off-highway markets. We expect that the net positive revenue impact of these drivers will counteract an estimated three percent of total revenue headwind from currency exchange rates, resulting in total revenue about the same to slightly higher compared to fourth quarter of last year. For the fourth quarter, revenues in each of our light vehicle, commercial truck and off-highway and aftermarket businesses are expected to reflect this year-over-year trend if currency rates remain unchanged from their levels at the end of the third quarter.

Other Event
The company announced and launched a voluntary program offering to buyout former employees vested in the U.S. pension plan during the third quarter of 2014. The company expects to complete the process in the fourth quarter and take a non-cash charge at the time. Based on participant responses, we expect more than 60% of the former employees who are eligible to participate will receive a buyout. This will result in a non-cash charge between $20 million to $22 million. The cash payments to those former employees who elect to take the buyout will be made from the pension plan assets and will not impact the company's cash flow. This program is expected to reduce the outstanding U.S. pension liability by about $50 million based on the current actuarial assumptions.
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
Revenue Recognition
We recognize revenue for sales to our original equipment and aftermarket customers when title and risk of loss passes to the customers under the terms of our arrangements with those customers, which is usually at the time of shipment from our plants or distribution centers. Generally, in connection with the sale of exhaust systems to certain original equipment manufacturers, we purchase catalytic converters and diesel particulate filters or components thereof including precious metals (“substrates”) on behalf of our customers which are used in the assembled system. These substrates are included in our inventory and “passed through” to the customer at our cost, plus a small margin, since we take title to the inventory and are responsible for both the delivery and quality of the finished product. Revenues recognized for substrate sales were $1,478 million and $1,373 million for the first nine months of 2014 and 2013, respectively. For our aftermarket customers, we provide for promotional incentives and returns at the time of sale. Estimates are based upon the terms of the incentives and historical experience with returns. Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis. Shipping and handling costs billed to customers are included in revenues and the related costs are included in cost of sales in our condensed consolidated statements of income.
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
Pre-production Design and Development and Tooling Assets
We expense pre-production design and development costs as incurred unless we have a contractual guarantee for reimbursement from the original equipment customer. Unbilled pre-production design and development costs recorded in prepayments and other and long-term receivables totaled $30 million at both September 30, 2014 and December 31, 2013. In addition, plant, property and equipment included $63 million and $59 million at September 30, 2014 and December 31, 2013, respectively, for original equipment tools and dies that we own, and prepayments and other included $101 million and $86 million at September 30, 2014 and December 31, 2013, respectively, for in-process tools and dies that we are building for our original equipment customers.
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
Except in the U.K., our pension plans generally do not require employee contributions. Our policy is to fund our pension plans in accordance with applicable U.S. and foreign government regulations and to make additional payments as funds are available to achieve full funding of the accumulated benefit obligation. As of September 30, 2014, all legal funding requirements have been met.
New Accounting Pronouncements
Note 11 in our notes to condensed consolidated financial statements located in Part I Item 1 of this Form 10-Q is incorporated herein for reference.

Liquidity and Capital Resources
Capitalization

	September 30, 2014	December 31, 2013	% Change
	(Millions)
Short-term debt and maturities classified as current	$111	$83	34%
Long-term debt	1,187	1,019	16
Total debt	1,298	1,102	18
Total redeemable noncontrolling interests	28	20	40
Total noncontrolling interests	35	39	(10)
Tenneco Inc. shareholders’ equity	613	433	42
Total equity	648	472	37
Total capitalization	$1,974	$1,594	24
General. Short-term debt, which includes maturities classified as current, borrowings by foreign subsidiaries, and borrowings securitized by our North American accounts receivable securitization program, was $111 million and $83 million as of September 30, 2014 and December 31, 2013, respectively. Borrowings under our revolving credit facilities, which are classified as long-term debt, were $196 million and $58 million at September 30, 2014 and December 31, 2013, respectively.
The 2014 year-to-date increase in Tenneco Inc. shareholders' equity primarily resulted from net income attributable to Tenneco Inc. of $205 million, a $8 million increase related to pension and postretirement benefits and a $27 million increase in premium on common stock and other capital surplus relating to common stock issued pursuant to benefit plans, partially offset by a $60 million decrease caused by the impact of changes in foreign exchange rates on the translation of financial statements of our foreign subsidiaries into U.S. dollars.
Overview. Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions. The arrangement is secured by substantially all our domestic assets and pledges of up to 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries.
On March 22, 2012, we completed an amendment and restatement of our senior credit facility by increasing the amount and extending the maturity date of our revolving credit facility and adding a new Tranche A Term Facility. As of September 30, 2014, the senior credit facility provides us with a total revolving credit facility size of $850 million and had a $213 million balance outstanding under the Tranche A Term Facility, both of which will mature on March 22, 2017. Funds may be borrowed, repaid and re-borrowed under the revolving credit facility without premium or penalty. The revolving credit facility is reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. Outstanding letters of credit reduce our availability to enter into revolving loans under the facility. We are required to make quarterly principal payments under the Tranche A Term Facility of $6.3 million through March 31, 2015, $9.4 million beginning June 30, 2015 through March 31, 2016, $12.5 million beginning June 30, 2016 through December 31, 2016 and a final payment of $125 million is due on March 22, 2017. We have excluded the required payments, within the next twelve months, under the Tranche A Term Facility totaling $31 million from current liabilities as of September 30, 2014, because we have the intent and ability to refinance the obligations on a long-term basis by using our revolving credit facility.

At September 30, 2014, of the $850 million available under the revolving credit facility, we had unused borrowing capacity of $572 million with $213 million in outstanding borrowings and $82 million in outstanding letters of credit. As of September 30, 2014, our outstanding debt also included $213 million related to our Tranche A Term Facility which is subject to quarterly principal payments as described above through March 22, 2017, $225 million of 7.75 percent senior notes due August 15, 2018, $500 million of 6.875 percent senior notes due December 15, 2020, and $164 million of other debt.
We monitor market conditions with respect to the potential refinancing of our outstanding debt obligations. Depending on market and other conditions, we may seek to refinance certain of our debt obligations during the fourth quarter. Such refinancings would likely include an extension and increase in the size of our existing $850 million revolving credit facility and $213 million Term Loan A Facility and/or the refinancing of our existing $225 million of 7.75 percent senior unsecured notes due in 2018 with the issuance of new senior unsecured notes. We cannot make any assurance, however, that any such refinancings will be completed during the fourth quarter.
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
Senior Credit Facility — Other Terms and Conditions. Our senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA, as defined in the senior credit facility agreement), and consolidated interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined under the senior credit facility agreement) at the end of each period indicated. Failure to maintain these ratios will result in a default under our senior credit facility. The financial ratios required under the amended and restated senior credit facility and, the actual ratios we achieved for the three quarters of 2014, are as follows:

	September 30, 2014		June 30, 2014		March 31, 2014
	Required	Actual	Required	Actual	Required	Actual
Leverage Ratio (maximum)	3.50	1.55	3.50	1.57	3.50	1.63
Interest Coverage Ratio (minimum)	2.75	10.99	2.75	10.62	2.75	10.39
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
As of September 30, 2014, we were in compliance with all the financial covenants and operational restrictions of the senior credit facility. Our senior credit facility does not contain any terms that could accelerate payment of the facility or affect pricing under the facility as a result of a credit rating agency downgrade.
Senior Notes. As of September 30, 2014, our outstanding senior notes also included $225 million of 7.75 percent senior notes due August 15, 2018 and $500 million of 6.875 percent senior notes due December 15, 2020. Under the indentures governing the notes, we are permitted to redeem some or all of the remaining senior notes at specified prices that decline to par over a specified period, (a) at any time, in the case of the senior notes due 2018, and (b) on or after December 15, 2015, in the case of the senior notes due 2020. In addition, prior to December 15, 2015 the senior notes due 2020 may also be redeemed at a price generally equal to 100 percent of the principal amount thereof plus a premium based on the present values of the remaining payments due to the noteholders. If we sell certain of our assets or experience specified kinds of changes in control, we must offer to repurchase the notes due 2018 and 2020 at 101 percent of the principal amount thereof plus accrued and unpaid interest.
Our senior notes require that, as a condition precedent to incurring certain types of indebtedness not otherwise permitted, our consolidated fixed charge coverage ratio, as calculated on a pro forma basis, be greater than 2.00. The indentures also contain restrictions on our operations, including limitations on: (i) incurring additional indebtedness or liens; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; (v) asset sales and (vi) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. As of September 30, 2014, we were in compliance with the covenants and restrictions of these indentures.
Accounts Receivable Securitization. We securitize some of our accounts receivable on a limited recourse basis in North America and Europe. As servicer under these accounts receivable securitization programs, we are responsible for performing all accounts receivable administration functions for these securitized financial assets including collections and processing of customer invoice adjustments. In North America, we have an accounts receivable securitization program with three commercial banks comprised of a first priority facility and a second priority facility. We securitize original equipment and aftermarket receivables on a daily basis under the bank program. In March 2014, the North American program was amended and extended to March 20, 2015. The first priority facility continues to provide financing of up to $110 million and the second priority facility, which is subordinated to the first priority facility, continues to provide up to an additional $40 million of financing. Both facilities monetize accounts receivable generated in the U.S. and Canada that meet certain eligibility requirements. The second priority facility also monetizes certain accounts receivable generated in the U.S. or Canada that would otherwise be ineligible under the first priority securitization facility. The amount of outstanding third-party investments in our securitized accounts receivable under the North American program was $30 million at September 30, 2014 and $10 million at December 31, 2013.
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
We also securitize receivables in our European operations with regional banks in Europe under various separate facilities. The commitments for these arrangements are generally for one year, but some may be cancelled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon 15 days, or less, notification. The amount of outstanding third-party investments in our securitized accounts receivable in Europe was $165 million and $134 million at September 30, 2014 and December 31, 2013, respectively.
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
In our North American accounts receivable securitization programs, we transfer a partial interest in a pool of receivables and the interest that we retain is subordinate to the transferred interest. Accordingly, we account for our North American securitization program as a secured borrowing. In our European programs, we transfer accounts receivables in their entirety to the acquiring entities and satisfy all of the conditions established under ASC Topic 860, “Transfers and Servicing,” to report the transfer of financial assets in their entirety as a sale. The proceeds received in exchange for the transfer of accounts receivable under our European securitization programs approximates the fair value of such receivables. We recognized less than $1 million interest expense in each of the three month periods ended September 30, 2014 and 2013, respectively, and $2 million in the nine month periods ended September 30, 2014 and 2013, respectively, relating to our North American securitization program. In addition, we recognized a loss of $1 million in each of the three month periods ended September 30, 2014 and 2013, respectively, and $3 million in each of the nine month periods ended September 30, 2014 and 2013, respectively, on the sale of trade accounts receivable in our European accounts receivable securitization programs, representing the discount from book values at which these receivables were sold to our banks. The discount rate varies based on funding costs incurred by our banks, which averaged approximately two percent during the first nine months of 2014 and three percent during the first nine months of 2013, respectively.
Financial Instruments. One of our European subsidiaries receives payment from one of its customers whereby the accounts receivable are satisfied through the early delivery of financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets. The amount of these financial instruments that was collected before their maturity date and sold at a discount totaled at less than $1 million and $5 million at September 30, 2014 and December 31, 2013, respectively. No such financial instruments were held by our European subsidiary as of September 30, 2014 or December 31, 2013.
In certain instances, several of our Chinese subsidiaries receive payment from customers through the receipt of financial instruments on the date the customer payments are due. Several of our Chinese subsidiaries also satisfy vendor payments through the delivery of financial instruments on the date the payments are due. Financial instruments issued to satisfy vendor payables and not redeemed totaled $25 million and $13 million at September 30, 2014 and December 31, 2013, respectively, and were classified as notes payable. Financial instruments received from customers and not redeemed totaled $20 million and $12 million at September 30, 2014 and December 31, 2013, respectively. We classify financial instruments received from our customers as other current assets if issued by a financial institution of our customers or as customer notes and accounts, net if issued by our customer. We classified $20 million and $12 million in other current assets at September 30, 2014 and December 31, 2013, respectively. Some of our Chinese subsidiaries that issue their own financial instruments to pay vendors are required to maintain a cash balance if they exceed certain credit limits with the financial institution that guarantees those financial instruments. A restricted cash balance was required at those Chinese subsidiaries at September 30, 2014 for $1 million and was not required December 31, 2013.
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
Supply Chain Financing. Near the end of the second quarter of 2013 certain of our suppliers in the U.S. extended their payment terms to Tenneco. The liquidity benefit to Tenneco from the extended payment terms totaled $14 million at September 30, 2014. These suppliers also began participating in a supply chain financing program under which they securitize their accounts receivables from Tenneco with two financial institutions. The financial institutions participate in the supply chain financing program on an uncommitted basis and can cease purchasing receivables from Tenneco's suppliers at any time. If the financial institutions did not continue to purchase receivables from Tenneco's suppliers under this program, the participating vendors could reduce their payment terms to Tenneco which in turn would cause our borrowings under our revolving credit facility to increase.
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
In managing our foreign currency exposures, we identify and aggregate existing offsetting positions and then hedge residual exposures through third-party derivative contracts. The fair value of our foreign currency forward contracts was less than $1 million at September 30, 2014 and is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. The following table summarizes by major currency the notional amounts for our foreign currency forward purchase and sale contracts as of September 30, 2014. All contracts in the following table mature in 2014.

		September 30, 2014
		Notional Amount in Foreign Currency
		(Millions)
Australian dollars	—Purchase	2
British pounds	—Purchase	30
	—Sell	(3)
Canadian dollars	—Purchase	1
	—Sell	(2)
European euro	—Purchase	6
	—Sell	(3)
South African rand	—Purchase	116
Japanese yen	—Purchase	144
	—Sell	(1,038)
U.S. dollars	—Purchase	12
	—Sell	(67)
Other	—Purchase	1
Interest Rate Risk
Our financial instruments that are sensitive to market risk for changes in interest rates are primarily our debt securities. We use our revolving credit facility to finance our short-term and long-term capital requirements. We pay a current market rate of interest on these borrowings. Our long-term capital requirements have been financed with long-term debt with original maturity dates ranging from five to ten years. On September 30, 2014, we had $778 million in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed through December 2020, $225 million is fixed through August 2018, and the remainder is fixed from 2015 through 2026. We also have $410 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” earlier in this Management’s Discussion and Analysis.
We estimate that the fair value of our long-term debt at September 30, 2014 was about 103 percent of its book value. A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $5 million.

Environmental Matters, Legal Proceedings and Product Warranties
Note 7 in our notes to condensed consolidated financial statements located in Part I Item 1 of this Form 10-Q is incorporated herein for reference.

The company expects to incur approximately $3 million to $5 million in legal and related costs related to the ongoing anit-trust investigation for the next quarter.
Tenneco 401(K) Retirement Savings Plan
Effective January 1, 2012, the Tenneco Employee Stock Ownership Plan for Hourly Employees and the Tenneco Employee Stock Ownership Plan for Salaried Employees were merged into one plan called the Tenneco 401(k) Retirement Savings Plan (the “Retirement Savings Plan”). Under the plan, subject to limitations in the Internal Revenue Code, participants may elect to defer up to 75 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We match in cash 100 percent on the first three percent and 50 percent on the next two percent of employee contributions. In connection with freezing the defined benefit pension plans for nearly all U.S. based salaried and non-union hourly employees effective December 31, 2006, and the related replacement of those defined benefit plans with defined contribution plans, we are making additional contributions to the Retirement Savings Plan. We recorded expense for these contributions of approximately $19 million and $17 million for the nine month periods ended September 30, 2014 and 2013, respectively. Matching contributions vest immediately. Defined benefit replacement contributions fully vest on the employee’s third anniversary of employment.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) Not applicable.
(c) Purchase of equity securities by the issuer and affiliated purchasers. The following table provides information relating to our purchase of shares of our common stock in the third quarter of 2014. These purchases reflect shares withheld upon vesting of restricted stock for minimum tax withholding obligations. We intend to continue to satisfy statutory minimum tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares.
In addition, in January 2014, our Board of Directors approved a share repurchase program, authorizing our company to repurchase up to 400,000 shares of the Company's outstanding common stock over a 12 month period. This repurchase program does not obligate Tenneco to make repurchases at any specific time or situation and is intended to offset dilution from shares of restricted stock and stock options issued in 2014 to employees. We did not purchase any shares through this program in the nine month period ended September 30, 2014.

Period	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under These Plans or Programs
July 2014	3,042	$56.32	—	400,000
August 2014	241	$64.67	—	400,000
September 2014	—	$—	—	400,000
Total	3,283	$56.94	—	400,000

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, Tenneco Inc. has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TENNECO INC.

By:	/S/ KENNETH R. TRAMMELL
Kenneth R. Trammell
Executive Vice President and Chief Financial Officer
Dated: November 5, 2014

INDEX TO EXHIBITS
TO
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2014

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