Form 10-K
period 2014-12-31
TENNECO INC
filed 2015-02-25
CIK 1024725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐      No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014, computed by reference to the price at which the registrant's common stock was last sold on the New York Stock Exchange on June 30, 2014, was approximately $3.9 billion.
Common Stock, par value $.01 per share, outstanding as of February 20, 2015 was 61,288,883.
Documents Incorporated by Reference:

Document	Part of the Form 10-K into which incorporated
Portions of Tenneco Inc.’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 2015	Part III

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

•	our ability to successfully execute cash management and other cost reduction plans, including our European cost reduction initiatives, and to realize anticipated benefits from these plans;

•	economic, exchange rate and political conditions in the countries where we operate or sell our products;

•	industrywide strikes, labor disruptions at our facilities or any labor or other economic disruptions at any of our significant customers or suppliers or any of our customers’ other suppliers;

•
increases in the costs of raw materials, including our ability to successfully reduce the impact of any such cost increases through materials substitutions, cost reduction initiatives, customer recovery and other methods;

•
the negative impact of fuel price volatility on transportation and logistics costs, raw material costs, discretionary purchases of vehicles or aftermarket products and demand for off-highway equipment;

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
For more information about these matters, see our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2015.
Independence of Directors

•	Seven of our eight directors are independent under the NYSE listing standards.

•	Independent directors are scheduled to meet separately in executive session after every regularly scheduled Board of Directors meeting.

•	We have a lead independent director, Mr. Paul T. Stecko.
Audit Committee

•	All members meet the independence standards for audit committee membership under the NYSE listing standards and applicable Securities and Exchange Commission (“SEC”) rules.

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

CONTRIBUTIONS OF MAJOR BUSINESSES
For information concerning our operating segments, geographic areas and major products or groups of products, see Note 11 to the consolidated financial statements of Tenneco Inc. included in Item 8. The following tables summarize for each of our reportable segments for the periods indicated: (i) net sales and operating revenues; (ii) earnings before interest expense, income taxes and noncontrolling interests (“EBIT”); and (iii) expenditures for plant, property and equipment. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 for information about certain costs and charges included in our results; and management’s announced organizational changes on February 14, 2013 that aligned our business along product lines, effective with the first quarter of 2013, such that our three prior geographic reportable segments have each been split into two major product lines (clean air and ride performance) and three geographic areas (North America; Europe, South America and India; and Asia Pacific), resulting in six operating segments (North America Clean Air, North America Ride Performance, Europe, South America and India Clean Air, Europe, South America and India Ride Performance, Asia Pacific Clean Air and Asia Pacific Ride Performance). Within each geographical area, each operating segment manufactures and distributes either clean air or ride performance products primarily for the original equipment and aftermarket industries. Each of the six operating segments constitutes a reportable segment. Costs related to other business activities, primarily corporate headquarter functions, are disclosed separately from the six operating segments as "Other". We evaluate segment performance based primarily on earnings before interest expense, income taxes, and noncontrolling interests. Products are transferred between segments and geographic areas on a basis intended to reflect as nearly as possible the "market value" of the products. Prior period segment information has been revised to reflect our new reporting segments.
Net Sales and Operating Revenues:

	2014		2013		2012
	(Dollar Amounts in Millions)
Clean Air Division
North America	$2,840	34%	$2,666	33%	$2,512	34%
Europe, South America & India	2,088	25%	2,045	26%	1,827	25%
Asia Pacific	1,022	12%	853	11%	695	9%
Intergroup sales	(139)	(2)%	(120)	(2)%	(108)	(1)%
Total Clean Air Division	5,811	69%	5,444	68%	4,926	67%
Ride Performance Division
North America	1,361	16%	1,265	16%	1,223	16%
Europe, South America & India	1,070	13%	1,087	14%	1,094	15%
Asia Pacific	269	3%	251	3%	213	3%
Intergroup sales	(91)	(1)%	(83)	(1)%	(93)	(1)%
Total Ride Performance Division	2,609	31%	2,520	32%	2,437	33%
Total Tenneco Inc.	$8,420	100%	$7,964	100%	$7,363	100%

EBIT:

	2014		2013		2012
	(Dollar Amounts in Millions)
Clean Air Division
North America	$237	48%	$229	54%	$202	47%
Europe, South America & India	59	12%	57	13%	54	13%
Asia Pacific	101	21%	84	20%	71	16%
Total Clean Air Division	397	81%	370	87%	327	76%
Ride Performance Division
North America	143	29%	124	29%	122	28%
Europe, South America & India	40	8%	(7)	(1)%	41	10%
Asia Pacific	36	7%	22	5%	5	1%
Total Ride Performance Division	219	44%	139	33%	168	39%
Other	(124)	(25)%	(85)	(20)%	(67)	(15)%
Total Tenneco Inc.	$492	100%	$424	100%	$428	100%

Expenditures for Plant, Property and Equipment:

	2014		2013		2012
	(Dollar Amounts in Millions)
Clean Air Division
North America	$83	26%	$76	30%	$75	29%
Europe, South America & India	84	26%	61	24%	56	21%
Asia Pacific	56	18%	44	17%	39	15%
Total Clean Air Division	223	70%	181	71%	170	65%
Ride Performance Division
North America	35	11%	32	13%	45	17%
Europe, South America & India	47	15%	33	13%	32	12%
Asia Pacific	10	3%	6	2%	15	6%
Total Ride Performance Division	92	29%	71	28%	92	35%
Other	2	1%	2	1%	1	—%
Total Tenneco Inc.	$317	100%	$254	100%	$263	100%

Interest expense, income taxes, and noncontrolling interests that were not allocated to our operating segments are:

	2014	2013	2012
	(Millions)
Interest expense (net of interest capitalized)	$91	$80	$105
Income tax expense	131	122	19
Noncontrolling interests	44	39	29

DESCRIPTION OF OUR BUSINESS
We design, manufacture and sell clean air and ride performance systems and products for light vehicle, commercial truck, off-highway and other applications, and generated revenues of $8.4 billion in 2014. We serve both original equipment manufacturers (OEMs) and replacement markets worldwide through leading brands, including Monroe®, Rancho®, Clevite® Elastomers, Marzocchi®, Axios™, Kinetic®, and Fric-Rot™ ride performance products and Walker®, XNOx®, Fonos™, DynoMax® and Thrush® clean air products.
As a parts supplier, we produce individual component parts for vehicles as well as groups of components that are combined as modules or systems within vehicles. These parts, modules and systems are sold globally to most leading OEMs, commercial truck and off-highway engine manufacturers, and aftermarket distribution channels.
Overview of Parts Industry for Vehicles and Engines
The parts industry for vehicles and engines is generally separated into two categories: (1) “original equipment” or “OE” in which parts are sold in large quantities directly for use by OEMs and commercial truck and off-highway engine manufacturers; and (2) “aftermarket” in which replacement parts are sold in varying quantities to wholesalers, retailers and installers. In the OE category, parts suppliers are generally divided into tiers — “Tier 1” suppliers that provide their products directly to OEMs, and “Tier 2” or “Tier 3” suppliers that sell their products principally to other suppliers for combination into the other suppliers’ own product offerings.
“Light vehicles” are comprised of: (1) passenger cars and (2) light trucks which include sport-utility vehicles (SUVs), crossover vehicles (CUVs), pick-up trucks, vans and multi-purpose passenger vehicles. Demand for OE light vehicle automotive parts is generally a function of the number of new vehicles produced, which in turn depends on prevailing economic conditions and consumer preferences. In 2014, the number of light vehicles produced in the regions where Tenneco operates was 17.0 million in North America, 27.5 million in Europe, South America and India and 22.8 million in Asia Pacific. Worldwide light vehicle production is forecasted to increase to 89.4 million units in 2015 from approximately 87.4 million units in 2014, according to IHS Automotive. Although OE demand is tied to planned vehicle production, parts suppliers also have the opportunity to grow revenues by increasing their product content per vehicle, by further expanding business with existing customers and by serving new customers in existing or new markets. Companies with a global presence and advanced technology, engineering, manufacturing and support capabilities, such as our Company, are better positioned to take advantage of these opportunities.
Increasing vehicle emissions regulations are driving opportunities for increasing clean air content. Additionally, the increase and expansion in mandated diesel emission control and noise regulations or standards in North America, Europe, China, Japan, Brazil, Russia, India and South Korea have enabled suppliers such as us to serve customers beyond light vehicles. Certain parts suppliers that have traditionally supplied the automotive industry also develop and produce components and integrated systems for commercial truck, off-highway and other applications, such as medium- and heavy-duty trucks, buses, stationary engines, agricultural and construction equipment, locomotive and marine engines and recreational two-wheelers and all-terrain vehicles. We foresee this diversification of content and applications as a source of future growth.
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

Industry Trends
As the dynamics of the customers we serve change, so do the roles, responsibilities and relationships of the participants. Key trends that we believe are affecting parts suppliers include:
General Economic Factors and Production Levels
Due to the most recent global economic recession and credit market crisis, light vehicle production experienced a rapid decline in 2008 and the first half of 2009. Production in the aggregate began to recover during the second half of 2009 and some regions have fared better than others. China has grown rapidly since 2007 and while the rate of growth has slowed, the region still grew 8% in 2014. North America, though it took years to recover to its 2007 production levels, grew at a healthy rate of 5% in 2013 and 2014. Production in Europe has stabilized at a lower level and is still 9% below 2007 production levels. India, which like China saw strong growth initially, has now seen a reversal these past two years with production levels declining 4% in 2013 and 2% in 2014. South America bounced back from the effects of the recession rather strongly but has experienced political and economic turmoil that has affected production adversely with production in 2014 down 16%. Overall, global light vehicle production in regions where we operate grew 6% in 2012, 4% in 2013 and 3% in 2014.
Increasing Environmental Standards
OE manufacturers and their parts suppliers are designing and developing products to respond to increasingly stringent environmental requirements, growth in engines using diesel and alternative fuels and increased demand for better fuel economy. Government regulations adopted over the past decade require substantial reductions in vehicle tailpipe criteria pollutant emissions, longer warranty periods for a vehicle’s pollution control equipment and additional equipment to control fuel vapor emissions. The products that our clean air division provides reduce the tailpipe emissions of criteria pollutants. In addition, new regulations have been adopted to regulate greenhouse gas emissions of carbon dioxide. Reducing CO2 emissions requires improving fuel economy; as a result improved combustion efficiency and reduction of vehicle mass have become priorities. Manufacturers are responding to all of these regulations with new technologies for gasoline- and diesel-fueled vehicles that minimize pollution and improve fuel economy.
As a leading supplier of clean air systems with strong technical capabilities, we are well positioned to benefit from the more rigorous environmental standards being adopted around the world. We continue to expand our investment in all regions such as China, India, Thailand and Japan to capitalize on the growing demand for environmentally friendly solutions for light vehicle, commercial truck and off-highway applications driven by environmental regulations in these regions.
To meet stricter air quality regulations, we have developed and sold diesel particulate filters (DPFs) in Europe, for example, for the Audi A4, BMW 1 series passenger cars and Scania trucks and in North America for GM Duramax engine applications, the Ford Super Duty, the Chrysler Ram Heavy Duty, and off-highway applications for Caterpillar and John Deere in North America and Europe, and Kubota in Japan. These particulate filters, coupled with converters, reduce emissions of particulate matter by up to 90 percent. In addition, we have development and production contracts for our selective catalytic reduction (SCR) systems with light, medium and heavy-duty truck manufacturers. These SCR systems reduce emissions of nitrogen oxides by up to 95 percent. In China, South America, Europe, and Japan, we have development and production contracts for complete turnkey SCR systems that include the urea dosing technology acquired in 2007 and now sold globally under the name XNOx®. New regulations in the U.S. and European markets, which require reductions in carbon dioxide emissions and improvements in fuel economy, are creating increased demand for our fabricated manifolds, maniverters, integrated turbocharger/manifold modules, electronic exhaust valves, and lightweight components. Lastly, for various off-highway customers, we offer emission aftertreatment systems designed to meet environmental regulations or their equivalent outside of the U.S. Both commercial truck and off-highway customers are embracing the concept of turnkey aftertreatment systems which require aftertreatment electronic control units (ECUs) as well as related control software which we have developed and sold to several customers.

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
To remain competitive as a parts and systems supplier, we invest in engineering, research and development, spending $169 million in 2014, $144 million in 2013, and $126 million in 2012, net of customer reimbursements. Such expenses reimbursed by our customers totaled $159 million in 2014, $169 million in 2013, and $159 million in 2012, including building prototypes and incurring other costs on behalf of our customers. We also fund and sponsor university and other independent research to advance our clean air and ride performance development.
By investing in technology, we have been able to expand our product offerings and penetrate new markets. For example, we developed DPFs which were first sold in Europe and then offered in North America. Since these original innovations, we have developed T.R.U.E-Clean® systems with our partners, a product used to regenerate DPFs. We have also built prototypes of urea SCR systems for locomotive and marine engines. We expanded our suite of NOx-reduction technologies, developing prototypes of SCR systems using gaseous ammonia, absorbed on a solid salt, as the reductant or a hydrocarbon lean NOx catalyst (HC-LNC for NOx reduction) that relies on hydrocarbons, ethanol, or other reductants instead of urea. We successfully developed and sold fabricated manifolds, previously used only on gasoline engines, into the passenger car diesel segment. We developed our prototype aftertreatment system for large engines, up to 4500 horsepower, used in line haul locomotives. Tenneco, through an exclusive partnership with Jiangsu Lvyuan in China, has become the first company to obtain China Classification Society (CCS) approval to sell marine selective catalytic reduction systems for China flagged vessels, as required by the International Maritime Organization. On the ride performance side of our business, we co-developed with Öhlins Racing AB a continuously controlled electronic suspension system offered by OEMs such as Volvo, Audi, Ford, VW, Mercedes Benz and BMW.
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
Tenneco offers adjustable and adaptive damping as well as semi-active suspension systems to improve vehicle stability and handling that are based on various technologies including its own DriV™ digital valve technology, its Continuously Variable Semi-Active (CVSA) suspension systems and its Kinetic® ride control offerings. We also develop other advanced suspension systems like Actively Controlled Car (ACOCAR™) to enhance further vehicle safety and control. In the aftermarket, we supply premium Monroe® branded brakes that complement our ride performance offerings. In addition, we continue to promote the Safety Triangle™ of Steering-Stopping-Stability to educate consumers about the detrimental effect of worn shock absorbers on vehicle steering and stopping distances.
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
Global Reach of OE Customers
Changing market dynamics are driving OE manufacturers and their parts suppliers to expand their global reach:

•
Growing Importance of Growth Markets:    Because the North American and Western European automotive regions are mature, OEMs are increasingly focusing on other markets for growth opportunities, such as India, China and Thailand. As OEMs have penetrated new regions, growth opportunities for suppliers have emerged.

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

•	Global Rationalization of OE Vehicle Platforms (described below).
Because of these trends, OE manufacturers are increasingly seeking suppliers capable of supporting vehicle platforms on a global basis. They want suppliers like Tenneco with design, production, engineering and logistics capabilities that can be accessed not just in North America and Europe but also in many other regions of the world.
Global Rationalization of OE Vehicle Platforms
OE manufacturers continue to standardize on “global platforms,” designing basic mechanical structures that are suitable for a number of similar vehicle models and able to accommodate different features for more than one region. Light vehicle platforms of over one million units are expected to grow from 51 percent to 56 percent of global OE production from 2014 to 2019.
With such global platforms, OE manufacturers realize significant economies of scale by limiting variations in items such as steering columns, brake systems, transmissions, axles, exhaust systems, support structures and power window and door lock mechanisms. The shift towards standardization can also benefit parts suppliers. They can experience greater economies of scale, lower material costs, and reduced development costs.

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
Changing Aftermarket Distribution Channels
From 2003 to 2014, the number of jobber stores had declined in the U.S. Major aftermarket retailers, such as AutoZone and Advance Auto Parts, have worked to expand their retail outlets to sell directly to parts installers, which had historically purchased from local warehouse distributors and jobbers, as they continued to market to individual retail consumers. Many retailers now offer premium brands which are often preferred by parts installers and other commercial customers in addition to standard products which are often selected by individual store buyers.
We are well positioned to respond to these trends. We make and sell high-quality products marketed under premium brands that appeal to aftermarket retailer and their customers. In addition, our breadth of suspension and emissions control products and a reputation for customer service provide benefits to both wholesalers and retailers.
Analysis of Revenues
The table below provides, for each of the years 2012 through 2014, information relating to our net sales and operating revenues, by primary product lines and customer categories.

	Net Sales Year Ended December 31,
	2014	2013	2012
	(Millions)
Clean Air Products & Systems
Aftermarket	$318	$327	$318
Original Equipment
OE Value-add	3,559	3,282	2,948
OE Substrate(1)	1,934	1,835	1,660
	5,493	5,117	4,608
	5,811	5,444	4,926
Ride Performance Products & Systems
Aftermarket	976	953	944
Original Equipment	1,633	1,567	1,493
	2,609	2,520	2,437
Total Revenues	$8,420	$7,964	$7,363

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 for a discussion of substrate sales.
Brands
In each of our operating segments, we manufacture and market products with leading brand names. Monroe® ride control products and Walker® exhaust products are two of the most recognized brands in the industry. We emphasize product value differentiation with brands such as Monroe®, Kinetic® and Fric-Rot™ (ride performance products), Walker®, and XNOx® (clean air products), DynoMax®, Thrush® (performance clean air products), Rancho® (ride performance products for high performance light trucks), Clevite® Elastomers and Axios™ (noise, vibration and harshness control components), and Marzocchi® (forks and suspensions for two-wheelers).
Customers
We strive to develop long-standing business relationships with our customers around the world. In each of our operating segments, we work collaboratively with our OE customers in all stages of production, including design, development, component sourcing, quality assurance, manufacturing and delivery. For both OE and aftermarket customers, we provide timely delivery of quality products at competitive prices and deliver customer service. With our diverse product mix and numerous facilities in major markets worldwide, we believe we are well positioned to meet customer needs.
In 2014, we served more than 70 different OEMs and commercial truck and off-highway engine manufacturers worldwide, and our products were included on nine of the top 10 passenger car models produced for sale in Europe and eight of the top 10 light truck models produced for sale in North America for 2014.
During 2014, our OE customers included the following manufacturers of light vehicles, commercial trucks and off-highway equipment and engines:

North America	Europe	Asia
AM General	AvtoVAZ	Beijing Automotive
Caterpillar	BMW	BMW
Club Car	Caterpillar	Brilliance Automobile
CNH Industrial	CNH Industrial (Iveco)	Chang'an Automotive
Daimler AG	Daimler AG	China National Heavy-Duty Truck Group
E-Z Go	Deutz AG	Daimler AG
Fiat Chrysler Automobile	Ducati Motor	Dongfeng Motor
Ford Motor	Fiat Chrysler Automobile	Deutz AG
General Motors	Ford Motor	First Auto Works
Harley-Davidson	Gas-Gas Motors	Ford Motor
Honda Motors	Geely Automobile	Geely Automobile
Hyundai Motor	General Motors	General Motors
John Deere	John Deere	Great Wall Motor
Navistar International	Mazda Motor	Hyundai Motor
Nissan Motor	McLaren Automotive	Isuzu Motor Company
Oshkosh Truck	Nissan Motor	Jiangling Motors
Paccar	Paccar	Kubota
Toyota Motor	Porsche	Navistar International
Volkswagen Group	PSA Peugeot Citroen	Nissan Motor
Volvo Global Truck	Renault	SAIC Motor
	Scania	Suzuki Motor
	Suzuki Motor	Toyota Motor
	Tata Motors	Volkswagen Group
	Toyota Motor	Weichai Power
	Volkswagen Group	Yuchai Group
Volvo Global Truck

Australia	South America	India
Ford Motor	Agrale S.A.	Ashok Leyland
General Motors	CNH Industrial (Iveco)	Club Car
Toyota Motor	Daimler AG	Daimler AG
	Fiat Chrysler Automobile	E-Z Go
	Ford Motor	Ford Motor
	General Motors	General Motors
	Hyundai Motor	Isuzu Motor
	MAN SE	Mahindra & Mahindra
	Navistar International	Nissan Motor
	Nissan Motor	Suzuki Motor
	PSA Peugeot Citroen	Tata Motors
	Renault	Toyota Motor
	Scania	Volkswagen Group
Toyota Motor
Volkswagen Group
The following customers accounted for 10 percent or more of our net sales in any of the last three years.

Customer	2014	2013	2012
General Motors Company	15%	15%	17%
Ford Motor Company	13%	14%	15%
During 2014, our aftermarket customers were comprised of full-line and specialty warehouse distributors, retailers, jobbers, installer chains and car dealers. These customers included National Auto Parts Association (NAPA), Advance Auto Parts, Uni-Select, O’Reilly Automotive, Aftermarket Auto Parts Alliance, and AutoZone in North America, Temot Autoteile GmbH, Autodistribution International, Group Auto Union, Auto Teile Ring and AP United in Europe and Rede Presidente in South America. We believe our revenue mix is balanced, with our top 10 aftermarket customers accounting for 59 percent of our net aftermarket sales and our aftermarket sales representing 15 percent of our total net sales in 2014.
Competition
We operate in highly competitive markets. Customer loyalty is a key element of competition in these markets and is developed through long-standing relationships, customer service, high quality value-added products and timely delivery. Product pricing and services provided are other important competitive factors.
As a supplier of OE and aftermarket parts, we compete with the vehicle manufacturers, some of which are also customers of ours, and numerous independent suppliers. For OE sales, we believe that we rank among the top two suppliers for certain key clean air and ride performance products and systems in many regions of the world. In the aftermarket, we believe that we are a leader in supplying clean air and ride performance products for light vehicles for the key applications we serve throughout the world.
Seasonality
Our OE and aftermarket businesses are somewhat seasonal. OE production is historically higher in the first half of the year compared to the second half. It typically decreases in the third quarter due to OE plant shutdowns for model changeovers and European holidays, and softens further in the fourth quarter due to reduced production during the end-of-year holiday season in North America and Europe generally. Our aftermarket operations, also affected by seasonality, experience relatively higher demand during the Spring as vehicle owners prepare for the Summer driving season.
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

Clean Air Systems
Vehicle emission control products and systems play a critical role in safely conveying noxious exhaust gases away from the passenger compartment and reducing the level of pollutants and engine exhaust noise emitted to acceptable levels. Precise engineering of the exhaust system — which extends from the manifold that connects an engine’s exhaust ports to an exhaust pipe, to the catalytic converter that eliminates pollutants from the exhaust, and to the muffler that modulates noise emissions — leads to a pleasant, tuned engine sound, reduced pollutants and optimized engine performance.
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

•
Selective Catalytic Reduction (SCR) systems — Devices which reduce NOx emissions from diesel powertrains using injected reductants such as Verband der Automobil industrie e.V.'s AdBlue® or Diesel Exhaust Fluid (DEF);

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

•	Pipes — Utilized to connect various parts of both the hot and cold ends of an exhaust system;

•	Hydroformed assemblies — Forms in various geometric shapes, such as Y-pipes or T-pipes, which provide optimization in both design and installation as compared to conventional pipes;

•	Elastomeric hangers and isolators — Used for system installation and elimination of noise and vibration, and for the improvement of useful life; and

•
Aftertreatment control units — Computerized electronic devices that utilize embedded software to regulate the performance of active aftertreatment systems, including the control of sensors, injectors, vaporizers, pumps, heaters, valves, actuators, wiring harnesses, relays and other mechatronic components.

For the catalytic converters we sell, we either buy completed catalytic converter systems or procure substrates coated with precious metals which we incorporate into full systems. We obtain these components and systems from third parties, often at the OEM's direction, or directly from OE vehicle and engine manufacturers. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on our sales of these products.
We supply our clean air offerings to 30 light vehicle manufacturers for use on over 225 light vehicle models, including seven of the top 10 passenger car models produced in Europe and seven of the top 10 light truck models produced in North America for 2014. We also supply clean air products to 28 manufacturers of commercial truck, off-highway and other vehicles including BMW Motorcycle, Caterpillar, CNHTC, Daimler Trucks, Deutz, FAW Truck, Harley-Davidson, John Deere, Kubota, Scania and Weichai Power.
We entered the clean air market in 1967 with the acquisition of Walker Manufacturing Company, which was founded in 1888, and became one of Europe’s leading OE clean air systems suppliers with the acquisition of Heinrich Gillet GmbH & Co. in 1994. Throughout this document, the term “Walker” refers to our subsidiaries and affiliates that produce clean air products and systems.
In the aftermarket, we manufacture, market and distribute replacement mufflers for virtually all North American, European, and Asian light vehicle models under brand names including Quiet-Flow® and Tru-Fit® in addition to offering a variety of other related products such as pipes and catalytic converters (Walker® Perfection). We also serve the specialty exhaust aftermarket with offerings that include Mega-Flow® exhaust products for heavy-duty vehicle applications and DynoMax® high performance exhaust products. We continue to emphasize product-value differentiation with other aftermarket brands such as Walker®, Thrush® and Fonos™.

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

•
Kinetic H2/CVSA Continuously Variable Semi Active suspension system (Formerly known as CES) — In 2011 we won the Supplier of the Year award from Vehicle Dynamics International magazine, which recognizes outstanding achievement in global automotive suspension and chassis engineering, for the Kinetic H2/CVSA Continuously Variable Semi Active suspension system installed on the McLaren MP4-12C; and

•	Other — We also offer other ride performance products such as load assist products, springs, steering stabilizers, adjustable suspension systems, suspension kits and modular assemblies.

We supply our ride performance offerings to 25 light vehicle manufacturers for use on over 193 light vehicle models, including seven of the top 10 passenger car models produced in Europe and eight of the top 10 light truck models produced in North America for 2014. We also supply ride performance products and systems to over 40 manufacturers of commercial truck, off-highway and other vehicles including Volvo Truck, Scania, Navistar, Daimler Trucks and PACCAR.
In the ride performance aftermarket, we manufacture, market and distribute replacement shock absorbers for virtually all North American, European and Asian light vehicle models under several brand names including Gas-Matic®, Sensa-Trac®, Monroe® Reflex® and Monroe® Adventure™, Quick-Strut®, as well as Clevite® Elastomers and Axios™ for elastomeric vibration control components. We also sell ride performance offerings for commercial truck and other aftermarket segments, such as our Gas-Magnum® shock absorbers for the North American commercial category and Marzocchi® front forks for two-wheelers.
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
Clean Air
Our consolidated businesses operate 61 clean air manufacturing facilities worldwide, of which 13 facilities are located in North America, 23 in Europe, South America and India, and 25 in Asia Pacific. We operate 16 of the manufacturing facilities in Asia Pacific through joint ventures in which we hold a controlling interest. We operate five clean air engineering and technical facilities worldwide and share three other such facilities with our ride performance operations. Of the five clean air engineering and technical facilities, one is located in North America, two in Europe, and two in Asia Pacific. In addition, two joint ventures in which we hold a noncontrolling interest operate a total of two manufacturing facilities in Europe.
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
To strengthen our position as a Tier 1 OE systems supplier, we have developed some of our clean air manufacturing operations into “just-in-time” or “JIT” systems. In this system, a JIT facility located close to our OE customer’s manufacturing plant receives product components from both our manufacturing operations and independent suppliers, and then assembles and ships products to the OEMs on an as-needed basis. To manage the JIT functions and material flow, we have advanced computerized material requirements planning systems linked with our customers’ and supplier partners’ resource management systems. We have 25 clean air JIT assembly facilities worldwide, of which two facilities are located in North America, nine in Europe and 14 in Asia Pacific.
Our engineering capabilities include advanced predictive design tools, advanced prototyping processes and state-of-the-art testing equipment. These technological capabilities make us a “full system” integrator to the OEMs, supplying complete emission control systems from the manifold to the tailpipe, to provide full emission and noise control. We expanded our engineering capabilities with acquisitions in 2007 and 2012 of Combustion Component Associates’ technology for use in mobile emission and stationary engine applications, respectively. That technology, with its urea and hydrocarbon injectors, electronic controls and software, is marketed and sold globally under the XNOx® name for use in selective catalytic reduction (SCR) and other exhaust aftertreatment systems. We also offer a complete suite of alternative full system NOx aftertreatment technologies, including the Hydrocarbon Lean NOx Catalyst (HC-LNC) technology under joint development with General Electric, and SOLID SCR™ technology licensed from Amminex, an engineering and manufacturing company located in Denmark. We also developed advanced predictive engineering tools, including KBM&E (Knowledge Based Manufacturing & Engineering). The innovation of our KBM&E (which we call TEN-KBM&E) is a modular toolbox set of CAD embedded applications for manufacturing and engineering compliant design. The encapsulated TEN-KBM&E content is driven by an analytical method which continuously captures and updates the knowledge of our main manufacturing and engineering processes. Our global engineering capabilities are standardized through the use of the ATLAS Global PDM (Product Data Management) system, enabling a more efficient transfer of knowledge around the world.

Ride Performance
Our consolidated businesses operate 29 ride performance manufacturing facilities worldwide, of which nine facilities are located in North America, 15 in Europe, South America and India, and five in Asia Pacific. We operate two of the facilities through joint ventures in which we hold a controlling interest, one in Europe and another one in Asia. We operate seven engineering and technical facilities worldwide and share three other such facilities with our clean air operations. Of the seven ride performance engineering and technical facilities, two are located in North America, four in Europe, South America and India, and one in Asia Pacific.
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
To strengthen our position as a Tier 1 OE module supplier, we have developed four of our ride performance manufacturing facilities into JIT assembly facilities located in Europe and India.
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
Conventional shock absorbers and struts generally develop an appropriate compromise between ride comfort and handling. Our innovative grooved-tube, gas-charged shock absorbers and struts provide both ride comfort and vehicle control, resulting in improved handling, reduced vibration and a wider range of vehicle control. This technology can be found in our premium quality Sensa-Trac® shock absorbers. We further enhanced this technology by adding the SafeTech™ fluon banded piston, which improves shock absorber performance and durability. We introduced the Monroe® Reflex® shock absorber, which incorporates our Impact Sensor™ device. This technology permits the shock absorber to automatically switch in a matter of milliseconds between firm and soft compression damping when the vehicle encounters rough road conditions, and thus maintaining better tire-to-road contact and improving handling and safety. We developed the Quick-Strut® which simplifies and shortens the installation of aftermarket struts. This technology combines the spring and upper mount into a single, complete module, eliminating the need for special tools and skills required previously. We have also developed an innovative computerized electronic suspension system, which features dampers developed by Tenneco and electronic valves designed by Öhlins Racing AB. The Continuously Variable Semi Active ("CVSA") electronic suspension ride performance system is featured on Audi, Volvo, Ford, Volkswagen, BMW, and Mercedes Benz vehicles. To help make electronic suspension more affordable to a wider range of vehicles, we are designing an innovative, electronically-controlled DRiV™ suspension system that features hydraulic valve technology we purchased in 2014 from Sturman Industries.
Quality Management
Tenneco's Quality Management System is an important part of product and process development and validation. Design engineers establish performance and reliability standards in the product's design stage, and use prototypes to confirm that the component/system can be manufactured to specifications. Quality Management is also integrated into the launch and manufacturing process, with team members at every stage of the work-in-process, ensuring finished goods are being fabricated to meet customers' requirements.
The Quality Management System is detailed in Tenneco's Global Business Policy Manual. The Global Business Policy Manual complies with the ISO/TS 16949:2009, ISO 9001:2008 specifications, and customers' specific requirements. All of Tenneco's manufacturing facilities, where it has been determined that certification is necessary to serve the customer, or would provide an advantage in securing additional business, have successfully achieved the applicable standard's requirements. Each employee is expected to follow the relevant standards, policies, and procedures contained in the Global Business Policy Manual.

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
The key components of our business strategy are described below:
Develop and Commercialize Advanced Technologies
We develop and commercialize technologies that allow us to expand into new, fast-growing markets and serve our existing customers. By anticipating customer needs and preferences, we design advanced technologies that meet global market needs. For example, to meet the increasingly stringent emissions regulations being introduced around the world, we offer several technologies designed to reduce NOx emissions from passenger, commercial truck and off-highway vehicles. These technologies include an integrated Selective Catalytic Reduction (SCR) system that incorporates our XNOx® technology, electrical valves for diesel-powered vehicles with low-pressure exhaust gas recirculation systems, and diesel and gasoline particulate filters. We also offer a NOx absorber and a hydrocarbon lean NOx catalyst system, thermal management solutions, such as our T.R.U.E.-Clean® active diesel particulate filter system and, through a consortium, thermoelectric generators that convert waste exhaust heat into electrical energy.
We expect demand for our products to continue to rise over the next several years. Advanced aftertreatment exhaust systems are required to comply with emissions regulations that affect light, commercial truck and off-highway vehicles as well as locomotive, marine and stationary engines. In addition, vehicle manufacturers are offering greater comfort, handling and safety features with products such as electronic suspension and adjustable dampers. Our Continuously Variable Semi Active ("CVSA") electronic suspension shock absorbers, which we co-developed with Öhlins Racing AB, are now sold to Volvo, Audi, Mercedes, VW, BMW, and Ford, among others, and our engineered elastomers to manufacturers with unique requirements. Our newest electronic suspension product DRiV™, is the first industry example of digital valves being used for ride performance products offering faster response, lighter weight, and reduced power consumption compared to existing analog products.
We continue to focus on introducing highly engineered systems and complex assemblies and modules that provide value-added solutions to customers and increase vehicle content generally. Having many of our engineering and manufacturing facilities integrated electronically, we believe, has helped our products continue to be selected for inclusion in top-selling vehicles. In addition, our just-in-time and in-line sequencing manufacturing processes and distribution capabilities have enabled us to be more responsive to our customers’ needs.
Penetrate Adjacent Markets
We seek to penetrate a variety of adjacent sales opportunities and achieve growth in higher-margin businesses by applying our design, engineering and manufacturing capabilities. For example, we aggressively leverage our technology and engineering leadership in clean air and ride performance into adjacent sales opportunities for heavy-duty trucks, buses, agricultural equipment, construction machinery and other vehicles in other regions around the world. We design and launch clean air products for commercial truck and off-highway customers such as Caterpillar, for whom we are their global diesel clean air system integrator, John Deere, Navistar, Deutz, Daimler Trucks, MAN SE, Scania, IVECO, China National Heavy Duty Truck Company, Shanghai Diesel Engine Company, Weichai Power, FAW Group, YuChai, Kubota, Mahindra and Tata Motors. Our 2014 and 2013 revenue generated by our commercial truck, off-highway and other business was 15 percent and 14 percent, of our total OE revenue, respectively.
Expand Geographically
We continue to expand our global footprint into growth regions around the world, extending beyond North America, Europe and South America. In 2011, we relocated and expanded two plants in China and increased our investment in Thailand by acquiring the remaining interest in our clean air joint venture. We continue to develop our Thailand footprint with the goal of using it as a base for our future operations in that region. In 2012, we opened our first manufacturing plant in Japan, a clean air facility located in Osaka, which will support further growth in the region. In 2013, we opened our new clean air manufacturing facility in Chakan, India which is located close to key customers in the Pune region. In 2014, we opened our new clean air research, development, and manufacturing facility in Kunshan, China to enhance our engineering capabilities and develop China-specific solutions. As OEMs have expanded in the fast-growing regions of Brazil, Russia, India, China, and Thailand, we have followed, building our capabilities to engineer and produce locally cost-competitive and cutting-edge products, enabling us to capture new business.
Maintain Our Aftermarket Leadership
We manufacture, market and sell leading, brand-name products to a diversified and global aftermarket customer base. Two of the most recognized brand-name products in the automotive parts industry are our Monroe® ride performance products and Walker® clean air products, which have been offered to consumers since the 1930s. We believe our brand equity in the aftermarket is a key asset especially as customers consolidate and distribution channels converge.
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
We strive to gain market share in the aftermarket business by adding new product offerings and increasing our market coverage of existing brands and products. To this end, we offer an innovative ride performance product, the Quick-Strut®, that combines the spring and the upper mount into a single, complete module and simplifies and shortens the installation process, eliminating the need for the special tools and skills required previously. We adapt our products for use in foreign nameplate vehicles, for example, by introducing the OESpectrum® line of ride performance products. Additionally, we find ways to benefit from the consolidation of, and regional expansion by, our customers and gained business lost by competitors that encountered financial difficulties.
Our success in the aftermarket business strengthens our competitive position with OEMs. We gain timely market and product knowledge that can be used to modify and enhance our offerings for greater customer acceptance. We continue to enhance our product coverage, expanding for example our suite of manifold converters and diesel particulate filters tailored for the aftermarket.

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
We positioned ourselves as a leading exhaust supplier in the rapidly growing Asian region through our operations in China, India and Thailand. In June 2009, we formed a joint venture with Beijing Hainachuan Automotive Parts Company Limited in Beijing that produces clean air exhaust systems for Hyundai. In addition, we continue to serve North American and European OEMs located in China; we supply parts and systems for luxury cars produced by BMW and Audi through our joint venture with Eberspächer International GmbH, and we supply parts and systems for various Ford platforms through our joint venture with Chengdu Lingchuan Mechanical Plant. We established a local engineering center in Shanghai to develop automotive clean air products when our joint venture with Shanghai Tractor and Engine Company, a subsidiary of Shanghai Automotive Industry Corp., was expanded. Also, we increased our investment from 80 percent to 100 percent in Tenneco Tongtai Exhaust Company Limited (TTEC) located in Dalian in the fourth quarter of 2013 and from 75 percent to 100 percent in our Thailand clean air company, Walker Exhaust Co. Limited, in August 2011. Further, we formed a joint venture in March 2010 with FAW Sihuan to supply clean air components and systems for passenger and commercial vehicles.
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

In February 2014, we secured the exclusive rights to the digital value technology used in our DRiV™ suspension systems from Sturman Industries, Inc. DRiV™ systems feature electronically controlled dampers with hydraulic valves that can be used in a variety of vehicle damping applications.
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
Adapt Cost Structure to Economic Realities
We aggressively respond to difficult economic environments, aligning our operations to any resulting reductions in production levels and replacement demand and executing comprehensive restructuring and cost-reduction initiatives. For example, on January 31, 2013, we announced our intent to reduce structural costs in Europe by approximately $60 million annually, and anticipate related costs of approximately $120 million, which includes the closing of the Vittaryd facility in Sweden that we announced in September 2012 and a $7 million charge recorded in the fourth quarter of 2012 related to the impairment of certain assets in the European ride performance business. We incurred $78 million in restructuring and related costs in 2013, of which $69 million was related to this initiative including $3 million for non-cash asset write downs. In 2014, we incurred $49 million in restructuring and related costs, of which $31 million was related to this initiative including $3 million for non-cash asset write downs. We expect that most of the remaining expense will be recorded in 2015, and that the company will reach a full savings run rate in 2016. Any plans affecting our European hourly and salaried workforce would be subject to consultation with the relevant employee representatives.
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
Environmental Matters
We estimate that we and our subsidiaries will make expenditures for plant, property and equipment for environmental matters of approximately $6 million in 2015 and $4 million in 2016.
For additional information regarding environmental matters, see Item 3, “Legal Proceedings,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 12 to the consolidated financial statements of Tenneco Inc. included in Item 8.
Employees
As of December 31, 2014, we had approximately 29,000 employees of whom approximately 41 percent were covered by collective bargaining agreements. European works councils cover 18 percent of our total employees, a majority of whom are also included under collective bargaining agreements. Several of our existing labor agreements in Mexico and Canada are scheduled for renegotiation in 2015. In addition, agreements covering plants in Argentina , Brazil and Portugal are expiring in 2015. We regard our employee relations as satisfactory.

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
We hold a number of domestic and foreign patents and trademarks relating to our products and businesses. We manufacture and distribute our aftermarket products primarily under the Walker® and Monroe® brand names, which are well-recognized in the marketplace and are registered trademarks. We also market certain of our clean air products to OE manufacturers under the names

SOLID SCR™ and XNOx® . The patents, trademarks and other intellectual property owned by or licensed to us are important in the manufacturing, marketing and distribution of our products.

ITEM 1A.RISK FACTORS.
Future deterioration or prolonged difficulty in economic conditions could have a material adverse impact on our business, financial position and liquidity.
The economic crisis in 2008 and 2009 and the related worldwide financial industry turmoil resulted in a severe and global tightening of credit and liquidity. These conditions led to low consumer confidence, which resulted in delayed and reduced purchases of durable consumer goods such as automobiles. As a result, our OEM customers significantly reduced their production schedules. In general, light vehicle production has increased since the second half of 2009, although there was weakness in Europe and South America in 2012, in Europe and India in 2013 and in India and South America in 2014. Additionally, production of commercial truck and off-highway vehicles with our content on them has been weaker than expected in certain product applications, such as agricultural and construction equipment in North America for 2014. We cannot assure you that production levels will increase or that they may not decline. Future deterioration or prolonged difficulty in economic conditions could have a material adverse effect on our business, financial position and liquidity.
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
We are subject to investigations by antitrust regulators and developments in these investigations and related matters could have a material adverse effect on our consolidated financial position, results of operations or liquidity.
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
We depend on major vehicle manufacturers for a substantial portion of our net sales. For example, during fiscal year ended December 31, 2014, GM and Ford accounted for 15 percent and 13 percent of our net sales, respectively. The loss of all or a substantial portion of our sales to any of our large-volume customers could have a material adverse effect on our financial condition and results of operations by reducing cash flows and our ability to spread costs over a larger revenue base. We may make fewer sales to these customers for a variety of reasons, including but not limited to: (1) loss of awarded business; (2) reduced or delayed customer requirements; (3) strikes or other work stoppages affecting production by the customers; or (4) reduced demand for our customers’ products.
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
The realization of future sales from awarded business is inherently subject to a number of important risks and uncertainties, including the number of vehicles that our OE customers will actually produce, the timing of that production and the mix of options that our OE customers and consumers may choose. For several years prior to 2008, substantially all of our North American vehicle manufacturing customers had slowed or maintained at relatively flat levels new vehicle production. In 2009, new vehicle production decreased dramatically in many geographic regions as a result of the global economic crisis. During the second half of 2009 and in 2010, new vehicle production stabilized and began to strengthen from these low production levels. For 2011 through 2014, light vehicle production continued to improve in most geographic regions in which we operate. European production was weak in 2013 but improved in 2014, production in South America declined in 2014 and production in India declined further in 2014. Additionally, production of commercial truck and off-highway vehicles with our content on them has been weaker than expected in certain product applications, such as agricultural and construction equipment in North America for 2014. In addition to the risks inherent in the cyclicality of vehicle production, our customers generally have the right to replace us with another supplier at any time for a variety of reasons and have demanded price decreases over the life of awarded business. Accordingly, we cannot assure you that we will in fact realize any or all of the future sales represented by our awarded business. Any failure to realize these sales could have a material adverse effect on our financial condition, results of operations, and liquidity.
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
Our level of debt makes us more sensitive to the effects of economic downturns; and provisions in our debt agreements could constrain our ability to react to changes in the economy or our industry.
Our level of debt makes us more vulnerable to changes in our results of operations because a significant portion of our cash flow from operations is dedicated to servicing our debt and is not available for other purposes and our level of debt could impair our ability to raise additional capital if necessary.
Our ability to make payments on our indebtedness depends on our ability to generate cash in the future. If we do not generate sufficient cash flow to meet our debt service, capital investment and working capital requirements, we may need to seek additional financing or sell assets. Without such financing, we could be forced to sell assets under unfavorable circumstances and we may not be able to sell assets quickly enough or for sufficient amounts to enable us to meet our obligations.

In addition, our senior credit facility and our other debt agreements contain covenants that limit our flexibility in planning for or reacting to changes in our business and our industry, including limitations on incurring additional indebtedness, making investments, granting liens, selling assets and merging or consolidating with other companies.
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
We regularly implement strategic and other initiatives designed to improve our operating performance. For example, in 2013 we announced a cost reduction initiative in Europe to significantly reduce our annual structural costs in the region. Our inability to implement these initiatives in accordance with our plans or our failure to achieve the goals of these initiatives could have a material adverse effect on our business, particularly since we rely on these initiatives to offset pricing pressures from our suppliers and our customers, as described above, as well as to manage the impacts of production cuts, such as the significant production decreases we experienced during 2008 and 2009 as a result of the global economic crisis, and the lingering effects this crisis had in Europe in particular, where light vehicle production declined in 2012 and remained at weak production levels in 2013 and 2014. Our implementation of announced initiatives is from time to time subject to legal challenge in certain non-U.S. jurisdictions (where applicable employment laws differ from those in the United States). Furthermore, the terms of our senior credit facility and the indentures governing our notes may restrict the types of initiatives we undertake. In the past we have been successful in obtaining the consent of our senior lenders where appropriate in connection with our initiatives. We cannot assure you, however, that we will be able to pursue, successfully implement or realize the expected benefits of any initiative or that we will be able to sustain improvements made to date.
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
The financial condition and results of operations of some of our operating entities are reported in foreign currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our consolidated financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies generally will have a negative impact on our reported revenues and operating profit while depreciation of the U.S. dollar against these foreign currencies will generally have a positive effect on reported revenues and operating profit. For example, our consolidated results of operations were negatively impacted in 2014 primarily due to the weakening of the Canadian dollar, Argentine Peso, and the Euro against the U.S. dollar, in 2013 primarily due to the weakening of the Canadian dollar, Argentine Peso and Indian Rupee against the U.S. dollar and in 2012 due to the weakening of the Euro against the U.S. dollar. We do not generally seek to mitigate this translation effect through the use of derivative financial instruments. To the extent we are unable to match revenues received in foreign currencies with costs paid in the same currency, exchange rate fluctuations in that currency could have a material adverse effect on our business.
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
With Tenneco entering into new product lines and employing new technologies, our ability to produce certain of these products may be constrained due to longer lead times for our facilities, as well as those of our suppliers. We attempt to mitigate the negative effects of these longer lead times by improving the accuracy of our long term planning; however, we cannot provide any certainty that we will always be successful in avoiding disruptions to our delivery schedules.
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
Our financial condition and results of operations could be adversely affected because the customer base for automotive parts is decreasing in both the original equipment market and aftermarket. As a result, we are competing for business from fewer customers. Furthermore, consolidation and bankruptcies among automotive parts suppliers has resulted in fewer, larger suppliers who benefit from purchasing and distribution economies of scale. If we cannot achieve cost savings and operational improvements sufficient to allow us to compete favorably in the future with these larger companies, our financial condition and results of operations could be adversely affected due to a reduction of, or inability to increase sales.
We may not be able to successfully respond to the changing distribution channels for aftermarket products.
Major automotive aftermarket retailers, such as AutoZone and Advance Auto Parts, have worked to increase their commercial sales by selling directly to automotive parts installers in addition to individual consumers. These installers have historically purchased from their local warehouse distributors and jobbers, who are our more traditional customers. We cannot assure you that we will be able to maintain or increase aftermarket sales through increasing our sales to retailers. Furthermore, because of the cost focus of major retailers, we have occasionally been requested to offer price concessions to them. Our failure to maintain or increase aftermarket sales, or to offset the impact of any reduced sales or pricing through cost improvements, could have an adverse impact on our business and operating results.
Longer product lives of automotive parts are adversely affecting aftermarket demand for some of our products.
The average useful life of automotive parts has steadily increased in recent years due to innovations in products and technologies. The longer product lives allow vehicle owners to replace parts of their vehicles less often. As a result, a portion of sales in the aftermarket has been displaced. This has adversely impacted, and could continue to adversely impact, our aftermarket sales. Also, any additional increases in the average useful lives of automotive parts would further adversely affect the demand for our aftermarket products. Aftermarket sales represented approximately 15 percent and 16 percent of our net sales in the fiscal years ended December 31, 2014 and 2013, respectively.
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
We have manufacturing and distribution facilities in many regions and countries, including Australia, Asia, North America, Europe, South Africa and South America, and sell our products worldwide. For the fiscal year ended December 31, 2014, approximately 52 percent of our net sales were derived from operations outside North America. International operations are subject to various risks which could have a material adverse effect on those operations or our business as a whole, including:

•	currency exchange rate fluctuations;

•	exposure to local economic conditions and labor issues;

•	exposure to local political conditions, including the risk of seizure of assets by a foreign government;

•	exposure to local social unrest, including any resultant acts of war, terrorism or similar events;

•	exposure to local public health issues and the resultant impact on economic and political conditions;

•	hyperinflation in certain foreign countries;

•	controls on the repatriation of cash, including imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries;

•	export and import restrictions; and

•	requirements for manufacturers to use locally produced goods.

Regulations related to conflict-free minerals may force us to incur additional expenses and otherwise adversely impact our business.
In August 2012, as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC adopted final rules regarding disclosure of the use of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (DRC) or adjoining countries. These new requirements require ongoing due diligence efforts, with initial disclosure requirements that began in May 2014. Our supply chain is complex and we may incur significant costs to determine the source of any such minerals used in our products. We may also incur costs with respect to potential changes to products, processes or sources of supply as a consequence of our diligence activities. Further, the implementation of these rules and their effect on customer, supplier and/or consumer behavior could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering conflict-free minerals, we cannot be sure that we will be able to obtain necessary minerals from such suppliers in sufficient quantities or at competitive prices. We may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict-free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we implement. Accordingly, the implementation of these rules could have a material adverse effect on our business, results of operations and/or financial condition.
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
We have a significant amount of long-lived assets and goodwill on our consolidated balance sheet. Under generally accepted accounting principles, long-lived assets are required to be reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. If business conditions or other factors cause profitability and cash flows to decline, we may be required to record non-cash impairment charges. Goodwill must be evaluated for impairment annually or more frequently if events indicate it is warranted. If the carrying value of our reporting units exceeds their current fair value as determined based on the discounted future cash flows of the related business, the goodwill is considered impaired and is reduced to fair value by a non-cash charge to earnings. Events and conditions that could result in impairment in the value of our long-lived assets and goodwill include changes in the industries in which we operate, particularly the impact of a downturn in the global economy, as well as competition and advances in technology, adverse changes in the regulatory environment, or other factors leading to reduction in expected long-term sales or profitability. For example, during the fiscal year ended December 31, 2012, we recorded non-cash asset impairment charges of $4 million related to the announced closing of our aftermarket clean air plant in Vittaryd, Sweden, and a $7 million asset impairment charge related to certain assets of our European ride performance business. We did not record any non-cash asset impairment charges during the fiscal years ended December 31, 2013 or 2014.
The value of our deferred tax assets could become impaired, which could materially and adversely affect our operating results.
As of December 31, 2014, we had approximately $202 million in net deferred tax assets. These deferred tax assets include net operating loss carryovers and tax credits that can be used to offset taxable income in future periods and reduce income taxes payable in those future periods. Each quarter, we determine the probability of the realization of deferred tax assets, using significant judgments and estimates with respect to, among other things, historical operating results and expectations of future earnings and tax planning strategies. If we determine in the future that there is not sufficient positive evidence to support the valuation of these assets, due to the risk factors described herein or other factors, we may be required to further adjust the valuation allowance to reduce our deferred tax assets. Such a reduction could result in material non-cash expenses in the period in which the valuation allowance is adjusted and could have a material adverse effect on our results of operations.
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
Our Clean Air business operates 61 manufacturing facilities worldwide, of which 13 facilities are located in North America, 23 in Europe, South America and India, and 25 in Asia Pacific. Clean Air business also operates five engineering and technical facilities worldwide and shares three other such facilities with our Ride Performance business. Twenty-five of these manufacturing plants are JIT facilities. In addition, two joint ventures in which we hold a noncontrolling interest operate a total of two manufacturing facilities in Europe, all of which are JIT facilities.
Our Ride Performance business operates 29 manufacturing facilities worldwide, of which nine facilities are located in North America, 15 in Europe, South America and India, and five in Asia Pacific. Our Ride Performance business also operates seven engineering and technical facilities worldwide and shares three other such facilities with our Clean Air business. Four of these manufacturing plants are JIT facilities located in Europe and India.
The above-described manufacturing locations are located in Argentina, Australia, Belgium, Brazil, Canada, China, Czech Republic, France, Germany, Hungary, India, Italy, Japan, Mexico, Poland, Portugal, Russia, Spain, South Africa, South Korea, Sweden, Thailand, the United Kingdom and the United States. We also have sales offices located in Singapore, Taiwan and United Arab Emirates.
We own 48 and lease 62 of the properties described above. We hold 18 of the above-described international manufacturing facilities through eight joint ventures in which we own a controlling interest. In addition, two joint ventures in which we hold a noncontrolling interest operate a total of two manufacturing facilities in Europe. We also have distribution facilities at our manufacturing sites and at a few off-site locations, substantially all of which we lease.
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

Environmental Matters
We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense costs related to an existing condition caused by past operations that do not contribute to current or future revenue generation. As of December 31, 2014, we have the obligation to remediate or contribute towards the remediation of certain sites, including one Federal Superfund site. At December 31, 2014, our aggregated estimated share of environmental remediation costs for all these sites on a discounted basis was approximately $15 million, of which $3 million is recorded in other current liabilities and $12 million is recorded in deferred credits and other liabilities in our consolidated balance sheet. For those locations where the liability was discounted, the weighted average discount rate used was 2.2 percent. The undiscounted value of the estimated remediation costs was $19 million. Our expected payments of environmental remediation costs are estimated to be approximately $3 million in 2015, $1 million each year beginning 2016 through 2019 and $12 million in aggregate thereafter.
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
We expect to continue to incur legal and related costs pertaining to the ongoing antitrust investigation in 2015. While the quarterly costs we incur in 2015 may be lower than those incurred in 2014, such costs may not be evenly distributed throughout the year.
Other Legal Proceedings, Claims and Investigations
We also from time to time are involved in legal proceedings, claims or investigations. Some of these matters involve allegations of damages against us relating to environmental liabilities (including, toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warning issues, and other product liability related matters), taxes, employment matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. Additionally, some of these matters involve allegations relating to legal compliance. For example, one of our Argentine subsidiaries is currently defending against a criminal complaint alleging the failure to comply with laws requiring the proceeds of export transactions to be collected, reported and/or converted to local currency within specified time periods. As another example, in the U.S. we are subject to an audit in 11 states with respect to the payment of unclaimed property to those states, spanning a period as far back as over 30 years. While we vigorously defend ourselves against all of these legal proceedings, claims and investigations and take other actions to minimize our potential exposure, in future periods we could be subject to cash costs or charges to earnings if any of these matters are resolved on unfavorable terms. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, including our assessment of the merits of the particular claim, except as described above under "Antitrust Investigations," we do not expect the legal proceedings, claims or investigations currently pending against us will have any material adverse impact on our consolidated financial position, results of operations or liquidity.
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

ITEM 4.MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 4.1.EXECUTIVE OFFICERS OF THE REGISTRANT.
The following provides information concerning the persons who serve as our executive officers as of February 25, 2015.

Name and Age	Offices Held

Gregg M. Sherrill (62)	Chairman and Chief Executive Officer
Brian J. Kesseler (48)	Chief Operating Officer
Josep Fornos (62)	Executive Vice President, Clean Air Division
Timothy E. Jackson (58)	Executive Vice President Technology, Strategy and Business Development
Kenneth R. Trammell (54)	Executive Vice President and Chief Financial Officer
Gregg Bolt (55)	Senior Vice President, Global Human Resources and Administration
Michael J. Charlton (56)	Senior Vice President, Global Manufacturing Development
Peng (Patrick) Guo (49)	Senior Vice President and General Manager, Asia Pacific
James D. Harrington (54)	Senior Vice President, General Counsel and Corporate Secretary
Joseph A. Pomaranski (59)	Senior Vice President and General Manager, Global Aftermarket
Paul D. Novas (56)	Vice President and Controller
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
Brian J. Kesseler - Mr. Kesseler was named Chief Operating Officer in January 2015. Prior to joining Tenneco, he spent more than 20 years working for Johnson Controls Inc., most recently serving as President of the Johnson Controls Power Solutions business. In 2013, he was elected a corporate officer, and was a member of the Johnson Controls executive operating team. Mr. Kesseler also served as the sponsor of Johnson Controls’ Manufacturing Operations Council. Mr. Kesseler joined JCI in 1994 and during his tenure held leadership positions in all of the company’s business units, including serving as Vice President and General Manager, Service-North America, Systems and Services Europe, and Unitary Products Group, for the Building Efficiency business. He began his career with the Ford Motor Company in 1989 and worked in North America Assembly Operations for five years, specializing in manufacturing management.
Josep Fornos - Mr. Fornos was named Executive Vice President, Clean Air Division in October 2014. He served as Executive Vice President, Ride Performance Division from February 2013 to October 2014. Prior to that, he served as Executive Vice President and General Manager, Europe, South America and India from March 2012 to February 2013 and as Senior Vice President and General Manager, Europe, South America and India from July 2010 to March 2012. Prior to that, he had served as Vice President and General Manager, Europe Original Equipment Emission Control since March 2007. Mr. Fornos joined Tenneco in July 2000 as Vice President and General Manager, Europe Original Equipment Ride Control. Prior to joining Tenneco, Fornos spent a year at Lear Corporation as General Manager of the company’s seating and wire and harness business in France, following Lear’s acquisition of United Technologies Automotive. Mr. Fornos spent 16 years with United Technologies Automotive, holding several management positions in production, engineering and quality control in Spain and later having Europe-wide responsibility for engineering and quality control.
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
Michael J. Charlton — Mr. Charlton was named Senior Vice President, Global Manufacturing Development in February 2013. He served as our Senior Vice President, Global Supply Chain Management and Manufacturing from January 2010 to February 2013. Mr. Charlton served as our Vice President, Global Supply Chain Management and Manufacturing from November 2008 through December 2009. Mr. Charlton served as Tenneco’s Managing Director for India from January 2008 until November 2008. Prior to that, he served as the operations director for the Company’s emission control business in Europe since 2005. Prior to joining Tenneco in 2005, Mr. Charlton held a variety of positions of increasing responsibility at TRW Automotive, the most recent being Lead Director, European Purchasing and Operations for the United Kingdom.
Peng (Patrick) Guo - Mr. Guo has served as Senior Vice President and General Manager, Asia Pacific since October 2014. Prior to this appointment, Mr. Guo served as Vice President and Managing Director, China since 2007. From 1996 to 2003, Mr. Guo served as General Manager, Asia Aftermarket Operations while based in Beijing, China. He left Tenneco in October 2003 to become president of the AGC Automotive China Operations for the Ashai Glass Company. He returned to Tenneco in July 2007. Before joining Tenneco, Mr. Guo was an engineer at the Ford Motor Company, which included assignments in manufacturing, quality and product design.
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
Joseph A. Pomaranski - Mr. Pomaranski has served as our Senior Vice President and General Manager, Global Aftermarket since October 2014. Prior to this appointment, Mr. Pomaranski served as Vice President and General Manager, North America Aftermarket since November 2010. He served as Vice President, North America Aftermarket from August 2008 to November 2010. Prior to that, Mr. Pomaranski served as Vice President, North America Aftermarket Sales from May 1999 to August 2008. Mr. Pomaranski joined Tenneco in 1999 from Federal Mogul where he held the position of Director of Sales, Special Markets. Prior to that, he worked for Cooper Automotive as Vice President of Sales. He began his career with Champion Spark Plug where he held various positions from 1977 to 1998.
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

	Sales Prices
Quarter	High	Low
2014
1st	$62.75	$52.21
2nd	67.69	56.10
3rd	69.22	52.20
4th	58.08	46.64
2013
1st	$39.50	$34.55
2nd	47.83	34.26
3rd	52.01	45.30
4th	57.85	48.60
As of February 20, 2015, there were approximately 16,241 holders of record of our common stock, including brokers and other nominees.
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
Relative to many of our peers in the auto parts industry, we are more highly leveraged and our debt agreements contain certain restrictions on the payment of dividends depending upon the ratio of our earnings to our debt. We have not paid dividends on our common stock since the fourth quarter of 2000. There are no current plans to reinstate a dividend on our common stock. For additional information concerning our payment of dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.

See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” included in Item 12 for information regarding securities authorized for issuance under our equity compensation plans.
Purchase of equity securities by the issuer and affiliated purchasers
The following table provides information relating to our purchase of shares of our common stock in the fourth quarter of 2014. These purchases include shares withheld upon vesting of restricted stock for minimum tax withholding obligations. We intend to continue to satisfy statutory minimum tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares.

Period	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under These Plans or Programs
October 2014	1,928	$29.95	—	400,000
November 2014	250,000	$56.49	250,000	150,000
December 2014	154,167	$55.31	150,000	—
Total	406,095		400,000	—
In January 2015, our Board of Directors approved a share repurchase program, authorizing our company to repurchase up to $350 million of the Company’s outstanding common stock over a three year period.
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

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Tenneco Inc.	100.00	232.15	167.96	198.03	319.06	319.29
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
Peer Group	100.00	184.62	142.83	172.44	268.68	296.50
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

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
	2014(a)	2013(b)	2012(c)	2011(d)	2010
	(Millions Except Share and Per Share Amounts)
Statements of Income (Loss) Data:
Net sales and operating revenues —
Clean Air Division
North America	$2,840	$2,666	$2,512	$2,291	$1,813
Europe, South America & India	2,088	2,045	1,827	1,952	1,562
Asia Pacific	1,022	853	695	625	543
Intergroup sales	(139)	(120)	(108)	(107)	(93)
Total Clean Air Division	5,811	5,444	4,926	4,761	3,825
Ride Performance Division
North America	1,361	1,265	1,223	1,135	1,019
Europe, South America & India	1,070	1,087	1,094	1,217	1,032
Asia Pacific	269	251	213	179	155
Intergroup sales	(91)	(83)	(93)	(87)	(94)
Total Ride Performance Division	2,609	2,520	2,437	2,444	2,112
Total Tenneco Inc.	$8,420	$7,964	$7,363	$7,205	$5,937
Earnings (loss) before interest expense, income taxes, and noncontrolling interests —
Clean Air Division
North America	$237	$229	$202	$172	$114
Europe, South America & India	59	57	54	$79	$50
Asia Pacific	101	84	71	$47	$53
Total Clean Air Division	397	370	327	$298	$217
Ride Performance Division
North America	143	124	122	$76	$87
Europe, South America & India	40	(7)	41	$69	$55
Asia Pacific	36	22	5	$(6)	$3
Total Ride Performance Division	219	139	168	$139	$145
Other	(124)	(85)	(67)	(58)	(81)
Total Tenneco Inc.	$492	$424	$428	379	281
Interest expense (net of interest capitalized)	91	80	105	108	149
Income tax expense	131	122	19	88	69
Net income (loss)	270	222	304	183	63
Less: Net income attributable to noncontrolling interests	44	39	29	26	24
Net income (loss) attributable to Tenneco Inc.	$226	$183	$275	$157	$39
Weighted average shares of common stock outstanding —
Basic	60,734,022	60,474,492	59,985,677	59,884,139	59,208,103
Diluted	61,782,508	61,594,062	61,083,510	61,520,160	60,998,694
Basic earnings (loss) per share of common stock	$3.72	$3.03	$4.58	$2.62	$0.65
Diluted earnings (loss) per share of common stock	$3.66	$2.97	$4.50	$2.55	$0.63

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(Millions Except Ratio and Percent Amounts)
Balance Sheet Data (at year end):
Total assets	$4,010	$3,830	$3,608	$3,337	$3,167
Short-term debt	60	83	113	66	63
Long-term debt	1,069	1,019	1,067	1,158	1,160
Redeemable noncontrolling interests	35	20	15	12	12
Total Tenneco Inc. shareholders’ equity	497	433	246	—	(4)
Noncontrolling interests	41	39	45	43	39
Total equity	538	472	291	43	35
Statement of Cash Flows Data:
Net cash provided by operating activities	$341	$503	$365	$245	$244
Net cash used by investing activities	(339)	(266)	(273)	(224)	(157)
Net cash used by financing activities	20	(175)	(89)	(26)	(30)
Cash payments for plant, property and equipment	(328)	(244)	(256)	(213)	(151)
Other Data:
EBITDA including noncontrolling interests(e)	$700	$629	$633	$586	$497
Ratio of EBITDA including noncontrolling interests to interest expense	7.69	7.86	6.03	5.43	3.34
Ratio of net debt (total debt less cash and cash equivalents) to EBITDA including noncontrolling interests(f)	1.21	1.31	1.51	1.72	1.99
Ratio of earnings to fixed charges(g)	4.41	4.34	3.55	3.10	1.79

NOTE: Our consolidated financial statements for the three years ended December 31, 2014, which are discussed in the following notes, are included in this Form 10-K under Item 8.

(a)
2014 includes $49 million of restructuring and related costs primarily related to the European cost reduction effort, headcount reductions in Australia and South America, the sale of a closed facility in Cozad, Nebraska and costs related to organizational changes. Of the total $49 million we incurred in restructuring and related costs, $3 million was related to non-cash asset write downs and $2 million was related to a non-cash charge on the sale of a closed facility. 2014 also includes $32 million in charges related to postretirement benefits, of which $21 million was a non-cash charge related to payments made to retirement plan participants out of pension assets and $11 million related to an adjustment to the postretirement medical liability.

(b)
2013 includes $78 million of restructuring and related costs primarily related to European cost reduction efforts including the planned closing of the ride performance plant in Gijon, Spain and intended reductions to the workforce at our ride performance plant in Sint-Truiden, our exit from the distribution of aftermarket exhaust products and ending production of leaf springs in Australia, headcount reductions in various regions, and the net impact of freezing our defined benefit plans in the United Kingdom. Of the total $78 million we incurred in restructuring and related costs, $3 million was related to non-cash asset write downs.

(c)
2012 includes a $7 million asset impairment charge related to certain assets of our European Ride Performance business and a benefit of $5 million from property recoveries related to transactions originated by The Pullman Company before being acquired by Tenneco in 1996.

(d)	During the third quarter of 2011, we recorded a goodwill impairment charge of $11 million related to our Australian reporting unit within the Asia Pacific segment.

(e)
EBITDA including noncontrolling interests is a non-GAAP measure defined as net income before extraordinary items, cumulative effect of changes in accounting principle, interest expense, income taxes, depreciation and amortization and noncontrolling interests. We use EBITDA including noncontrolling interests, together with GAAP measures, to evaluate and compare our operating performance on a consistent basis between time periods and with other companies that compete in our markets but which may have different capital structures and tax positions, which can have an impact on the comparability of interest expense, noncontrolling interests and tax expense. We also believe that using this measure allows us to understand and compare operating performance both with and without depreciation expense.

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

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(Millions)
Net income (loss)	$226	$183	$275	$157	$39
Noncontrolling interests	44	39	29	26	24
Income tax expense	131	122	19	88	69
Interest expense, net of interest capitalized	91	80	105	108	149
Depreciation and amortization of other intangibles	208	205	205	207	216
Total EBITDA including noncontrolling interests	$700	$629	$633	$586	$497

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
Executive Summary
We are one of the world’s leading manufacturers of clean air and ride performance products and systems for light vehicle, commercial truck and off-highway applications. We serve both original equipment (OE) vehicle designers and manufacturers and the repair and replacement markets, or aftermarket, globally through leading brands, including Monroe®, Rancho®, Clevite® Elastomers, Marzocchi®, Axios™, Kinetic™ and Fric-Rot™ ride performance products and Walker®, XNOx®, Fonos™, DynoMax® and Thrush™ clean air products. We serve more than 70 different original equipment manufacturers and commercial truck and off-highway engine manufacturers, and our products are included on nine of the top 10 car models produced for sale in Europe and eight of the top 10 light truck models produced for sale in North America for 2014. Our aftermarket customers are comprised of full-line and specialty warehouse distributors, retailers, jobbers, installer chains and car dealers. As of December 31, 2014, we operated 90 manufacturing facilities worldwide and employed approximately 29,000 people to service our customers’ demands.
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
For 2014, light vehicle production continued to improve from recent years in some of the geographic regions in which we operate. Light vehicle production was up five percent in North America, three percent in Europe and eight percent in China.

South America light vehicle production was down 16 percent, India was down two percent and Australia was down 17 percent from 2013 levels.
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
Total revenue for 2014 was $8,420 million, a six percent increase from $7,964 million in 2013. Excluding the impact of currency and substrate sales, revenue was up $483 million from $6,129 million to $6,612 million, driven primarily by stronger OE light vehicle volumes in North America, Europe and China, higher OE commercial truck, off-highway and other revenue in Europe, China and Japan Clean Air and North America Ride Performance and increased aftermarket sales in North America and South America.
Cost of sales: Cost of sales for 2014 was $7,025 million, or 83.4 percent of sales, compared to $6,734 million, or 84.6 percent of sales in 2013. The following table lists the primary drivers behind the change in cost of sales ($ millions).

Year ended December 31, 2013	$6,734
Volume and mix	456
Material	(29)
Currency exchange rates	(122)
Restructuring	(48)
Other Costs	34
Year ended December 31, 2014	$7,025

The increase in cost of sales was due primarily to the year-over-year increase in volumes and higher other costs, mainly manufacturing, partially offset by lower restructuring costs, lower net material costs and the impact of currency exchange rates.
Gross margin: Revenue less cost of sales for 2014 was $1,395 million, or 16.6 percent of sales, versus $1,230 million, or 15.4 percent of sales in 2013. The effects on gross margin resulting from higher volumes, lower restructuring and related expenses and lower net material costs was partially offset by higher other costs, mainly manufacturing and the impact of currency exchange rates.
Engineering, research and development: Engineering, research and development expense was $169 million and $144 million in 2014 and 2013, respectively. Increased spending to support customer programs and lower recoveries drove the year-over-year increase.
Selling, general and administrative (SG&A): Selling, general and administrative expense was up $66 million in 2014, at $519 million, compared to $453 million in 2013. The year-over-year increase is due to higher compensation related accruals, higher legal and related costs related to the ongoing anti-trust investigation, growth in emerging markets and other corporate expenses.
Depreciation and amortization: Depreciation and amortization expense was $208 million and $205 million for 2014 and 2013, respectively.
Earnings before interest expense, taxes and noncontrolling interests (“EBIT”) was $492 million for 2014, an increase of $68 million, when compared to $424 million in the prior year. Higher light vehicle volumes globally, commercial truck and off-highway revenue growth, new platforms and an increase in commercial vehicle content, higher aftermarket sales in North America, lower restructuring and related expenses and savings from prior restructuring activities were partially offset by higher SG&A and engineering expenses and a $7 million adjustment to workers' compensation reserves in 2014. Currency had a $10 million unfavorable impact on EBIT for 2014.
Results from Operations
Net Sales and Operating Revenues for Years 2014 and 2013
The tables below reflect our revenues for 2014 and 2013. We show the component of our OE revenue represented by substrate sales. While we generally have primary design, engineering and manufacturing responsibility for OE emission control systems, we do not manufacture substrates. Substrates are porous ceramic filters coated with a catalyst - typically, precious metals such as platinum, palladium and rhodium. These are supplied to us by Tier 2 suppliers generally as directed by our OE customers. We generally earn a small margin on these components of the system. As the need for more sophisticated emission control solutions increases to meet more stringent environmental regulations, and as we capture more diesel aftertreatment business, these substrate components have been increasing as a percentage of our revenue. While these substrates dilute our gross margin percentage, they are a necessary component of an emission control system.
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

	Year Ended December 31, 2014
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$2,815	$1,045	$1,770	$(3)	$1,773
Europe, South America & India	1,974	668	1,306	(36)	1,342
Asia Pacific	1,022	221	801	(9)	810
Total Clean Air Division	5,811	1,934	3,877	(48)	3,925
Ride Performance Division
North America	1,351	—	1,351	(14)	1,365
Europe, South America & India	1,032	—	1,032	(59)	1,091
Asia Pacific	226	—	226	(5)	231
Total Ride Performance Division	2,609	—	2,609	(78)	2,687
Total Tenneco Inc.	$8,420	$1,934	$6,486	$(126)	$6,612

	Year Ended December 31, 2013
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$2,658	$1,030	$1,628	$—	$1,628
Europe, South America & India	1,934	663	1,271	—	1,271
Asia Pacific	852	142	710	—	710
Total Clean Air Division	5,444	1,835	3,609	—	3,609
Ride Performance Division
North America	1,255	—	1,255	—	1,255
Europe, South America & India	1,046	—	1,046	—	1,046
Asia Pacific	219	—	219	—	219
Total Ride Performance Division	2,520	—	2,520	—	2,520
Total Tenneco Inc.	$7,964	$1,835	$6,129	$—	$6,129

	Year Ended December 31, 2014 Versus Year Ended December 31, 2013 Dollar and Percent Increase (Decrease)
	Revenues	Percent	Value-add Revenues excluding Currency	Percent
	(Millions Except Percent Amounts)
Clean Air Division
North America	$157	6%	$145	9%
Europe, South America & India	40	2%	71	6%
Asia Pacific	170	20%	100	14%
Total Clean Air Division	367	7%	316	9%
Ride Performance Division
North America	96	8%	110	9%
Europe, South America & India	(14)	(1)%	45	4%
Asia Pacific	7	3%	12	5%
Total Ride Performance Division	89	4%	167	7%
Total Tenneco Inc.	$456	6%	$483	8%

Light Vehicle Industry Production by Region for Years Ended December 31, 2014 and 2013 (According to IHS Automotive, January 2015)

	Year Ended December 31,
	2014	2013	Increase (Decrease)	% Increase (Decrease)
	(Number of Vehicles in Thousands)
North America	16,987	16,177	810	5%
Europe	20,118	19,502	616	3%
South America	3,820	4,534	(714)	(16)%
India	3,598	3,655	(57)	(2)%
Total Europe, South America & India	27,536	27,691	(155)	(1)%
China	22,575	20,920	1,655	8%
Australia	175	210	(35)	(17)%

Clean Air revenue was up $367 million in 2014 compared to 2013, driven by higher sales in all the regions. The increase in North American revenues was driven by higher light vehicle volumes, new platforms launches and increased aftermarket revenues, which accounted for $174 million of the year-over-year change in revenues. Currency had a $3 million unfavorable impact on North American revenues. The increase in European, South American and Indian revenues was mostly driven by higher volumes of $91 million, mainly due to higher year-over-year light vehicle and commercial truck and off-highway vehicle revenues in Europe partially offset by lower revenues in South America and India and lower aftermarket volumes in Europe. Currency had a $43 million unfavorable impact on European, South American and Indian revenues. The increase in Asia Pacific revenues was primarily driven by higher volumes of $194 million, mostly due to higher light vehicle production, new programs and commercial truck and off-highway vehicle volumes in China and Japan partially offset by lower volumes in Australia and Thailand. Currency had a $10 million unfavorable impact on Asia Pacific revenues.
Ride Performance revenue was up $89 million in 2014 compared to 2013, primarily driven by higher volumes in all the regions. The increase in North American revenues was primarily driven by higher volumes and mix of $108 million due to light vehicle and commercial truck volume growth and higher volumes and favorable mix in the aftermarket. Currency had a $14 million unfavorable impact on North American revenues. In European, South American and Indian region, higher volumes of $28 million was driven by increased light vehicle and commercial truck volumes in Europe and higher aftermarket volumes in South America and India. Currency had a $59 million unfavorable impact on European, South American and Indian revenues. The increase in Asia Pacific revenues was driven by higher volumes of $16 million, mostly due to higher light vehicle production volumes in China, partially offset by lower volumes in Australia. Currency had a $5 million unfavorable impact on Asia Pacific revenues.

Net Sales and Operating Revenues for Years 2013 and 2012
The following tables reflect our revenues for the years of 2013 and 2012. See “Net Sales and Operating Revenues for Years 2014 and 2013” for a description of why we present these reconciliations of revenue.

	Year Ended December 31, 2013
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$2,658	$1,030	$1,628	$(1)	$1,629
Europe, South America & India	1,934	663	1,271	(18)	1,289
Asia Pacific	852	142	710	9	701
Total Clean Air Division	5,444	1,835	3,609	(10)	3,619
Ride Performance Division
North America	1,255	—	1,255	(6)	1,261
Europe, South America & India	1,046	—	1,046	(36)	1,082
Asia Pacific	219	—	219	(3)	222
Total Ride Performance Division	2,520	—	2,520	(45)	2,565
Total Tenneco Inc.	$7,964	$1,835	$6,129	$(55)	$6,184

	Year Ended December 31, 2012
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$2,506	$997	$1,509	$—	$1,509
Europe, South America & India	1,726	570	1,156	—	1,156
Asia Pacific	694	93	601	—	601
Total Clean Air Division	4,926	1,660	3,266	—	3,266
Ride Performance Division
North America	1,213	—	1,213	—	1,213
Europe, South America & India	1,041	—	1,041	—	1,041
Asia Pacific	183	—	183	—	183
Total Ride Performance Division	2,437	—	2,437	—	2,437
Total Tenneco Inc.	$7,363	$1,660	$5,703	$—	$5,703

	Year Ended December 31, 2013 Versus Year Ended December 31, 2012 Dollar and Percent Increase (Decrease)
	Revenues	Percent	Value-add Revenues excluding Currency	Percent
	(Millions Except Percent Amounts)
Clean Air Division
North America	$152	6%	$120	8%
Europe, South America & India	208	12%	133	12%
Asia Pacific	158	23%	100	17%
Total Clean Air Division	518	11%	353	11%
Ride Performance Division
North America	42	3%	48	4%
Europe, South America & India	5	—%	41	4%
Asia Pacific	36	20%	39	21%
Total Ride Performance Division	83	3%	128	5%
Total Tenneco Inc.	$601	8%	$481	8%
Light Vehicle Industry Production by Region for Years Ended December 31, 2013 and 2012 (Updated according to IHS Automotive, January 2015)

	Year Ended December 31,
	2013	2012	Increase (Decrease)	% Increase (Decrease)
	(Number of Vehicles in Thousands)
North America	16,177	15,434	743	5%
Europe	19,502	19,298	204	1%
South America	4,534	4,291	243	6%
India	3,655	3,802	(147)	(4)%
Total Europe, South America & India	27,691	27,391	300	1%
China	20,920	18,235	2,685	15%
Australia	210	221	(11)	(5)%

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
Earnings before Interest Expense, Income Taxes and Noncontrolling Interests (“EBIT”) for Years 2014 and 2013

	Year Ended December 31,		Change
	2014	2013
	(Millions)
Clean Air Division
North America	$237	$229	$8
Europe, South America & India	59	57	2
Asia Pacific	101	84	17
Total Clean Air Division	397	370	27
Ride Performance Division
North America	143	124	19
Europe, South America & India	40	(7)	47
Asia Pacific	36	22	14
Total Ride Performance Division	219	139	80
Other	(124)	(85)	(39)
Total Tenneco Inc.	$492	$424	$68
The EBIT results shown in the preceding table include the following items, certain of which are discussed below under “Restructuring and Other Charges,” which have an effect on the comparability of EBIT results between periods:

	Year Ended December 31,
	2014	2013
	(Millions)
Clean Air Division
North America
Restructuring and related expenses	$1	$—
Europe, South America & India
Restructuring and related expenses	10	8
Bad debt charge (1)	4	—
Asia Pacific
Restructuring and related expenses	6	3
Total Clean Air Division	$21	$11
Ride Performance Division
North America
Restructuring and related expenses	$5	$1
Pension/Postretirement charges (2)	1	—
Europe, South America & India
Restructuring and related expenses	22	62
Asia Pacific
Restructuring and related expenses	1	2
Total Ride Performance Division	$29	$65
Other
Restructuring and related expenses	$4	$2
Pension/Postretirement charges (2)	31	—
Total Other	$35	$2

(1)	Charge related to the bankruptcy of an aftermarket customer in Europe.

(2)	Charges related to pension derisking and the correction of postretirement census data.
EBIT for the Clean Air division was $397 million in 2014 compared to $370 million in 2013. EBIT for North America increased $8 million to $237 million in 2014 versus $229 million in 2013. EBIT benefited from higher light vehicle and aftermarket revenues, a ramp up on new platforms and positive currency, partially offset by higher engineering investments. Europe, South America and India's EBIT increased $2 million in 2014 to $59 million from $57 million in 2013. The increase was driven by higher OE revenue, new platforms in Europe and year-over-year savings from prior restructuring activities, partially offset by higher year-over-year restructuring and related expenses, a charge related to the bankruptcy of an European aftermarket customer in 2014 and negative currency. EBIT for Asia Pacific increased $17 million to $101 million in 2014 from $84 million in 2013. EBIT benefited from higher light vehicle production volumes, new platforms and higher commercial truck and off-highway vehicle revenues in China and Japan, and restructuring savings in Australia, partially offset by lower volumes in Australia and Thailand, higher engineering expenses and higher restructuring and related expenses. For the Clean Air division, EBIT included restructuring and related expenses of $17 million in 2014 and $11 million in 2013. EBIT for the Clean Air division included a charge of $4 million related to the bankruptcy of an aftermarket customer in Europe in 2014. Currency had a $2 million unfavorable impact on EBIT of the Clean Air division for 2014 when compared to last year.
EBIT for the Ride Performance division was $219 million in 2014 compared to $139 million in 2013. EBIT for North America increased $19 million in 2014 to $143 million from $124 million in 2013. The benefits of increased light vehicle and commercial truck volumes and positive aftermarket product mix were partially offset by higher restructuring and related expenses and unfavorable currency. Europe, South America and India's EBIT was $40 million in 2014, compared to a loss of $7 million a year ago. The increase was driven by lower year-over-year restructuring and related expenses, increased light vehicle and commercial truck volumes in Europe, higher aftermarket revenues in South America and India and year-over-year savings from prior restructuring activities, partially offset by lower light vehicle sales in South America and negative currency. EBIT from Asia Pacific increased $14 million in 2014 to $36 million from 2013. EBIT benefited from higher light vehicle production volumes in China, savings from prior restructuring activities in Australia and positive currency, partially offset by lower volumes in Australia. For the Ride Performance division, EBIT included restructuring and related expenses of $28 million in 2014 and $65 million in 2013. EBIT for the Ride Performance division included a charge of $1 million related to postretirement medical true-up in 2014. Currency had an $8 million unfavorable impact on EBIT of the Ride Performance division for 2014 when compared to last year. EBIT for the Ride Performance division also included a $7 million expense to adjust workers' compensation reserves in 2014.
Currency had a $10 million unfavorable impact on overall company EBIT in 2014 as compared to the prior year.

EBIT for Years 2013 and 2012

	Year Ended December 31,		Change
	2013	2012
	(Millions)
Clean Air Division
North America	$229	$202	$27
Europe, South America & India	57	54	3
Asia Pacific	84	71	13
Total Clean Air Division	370	327	43
Ride Performance Division
North America	124	122	2
Europe, South America & India	(7)	41	(48)
Asia Pacific	22	5	17
Total Ride Performance Division	139	168	(29)
Other	(85)	(67)	(18)
Total Tenneco Inc.	$424	$428	$(4)
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

EBIT for the Clean Air division was $370 million in 2013 compared to $327 million in 2012. EBIT for North America increased $27 million to $229 million in 2013 versus 2012. The benefits to EBIT from higher volumes, the ramp-up on new platforms and operational cost improvements were partially offset by higher engineering investments for customer programs and negative currency. Europe, South America and India's EBIT increased $3 million in 2013 to $57 million from $54 million in 2012. The increase was driven by higher OE revenues partially offset by higher restructuring and related expenses and negative currency. EBIT for Asia Pacific increased $13 million to $84 million in 2013 from $71 million in 2012. The benefits to EBIT from launches of new platforms and higher production volumes, operational cost management and positive currency were partially offset by increased restructuring and related expenses. For the Clean Air division, EBIT included restructuring and related expenses of $11 million in 2013 and $7 million in 2012. Currency had no impact on EBIT of the Clean Air division for 2013 when compared to 2012.
EBIT for the Ride Performance division was $139 million in 2013 compared to $168 million in 2012. EBIT for North America increased $2 million in 2013 to $124 million from $122 million in 2012. The increase was driven by higher OE light vehicle volumes and the ramp-up on new OE platforms, which was partially offset by lower OE commercial truck and off-highway revenues and aftermarket sales, negative currency and costs related to the resolution of an issue related to struts supplied to one particular OE platform. We also recorded a benefit of $5 million in 2012 from property recoveries related to transactions originated by The Pullman Company before being acquired by Tenneco in 1996. Europe, South America and India's EBIT was a loss of $7 million in 2013, compared to $41 million earnings in 2012. The decrease was driven by higher restructuring and related expenses, lower OE light vehicle volumes and negative currency, which was partially offset by new OE platform launches and higher aftermarket volumes. EBIT from Asia Pacific increased $17 million in 2013 to $22 million from 2012. EBIT benefited from higher light vehicle production volumes and operational cost improvements, offset partially by higher restructuring and related expenses. For the Ride Performance division, EBIT included restructuring and related expenses of $65 million in 2013 and $6 million in 2012. We also recorded an asset impairment charge of $7 million in 2012 related to certain assets of our European ride performance business. Currency had a $14 million unfavorable impact on EBIT of the Ride Performance division for 2013 when compared to 2012.
Currency had a $14 million unfavorable impact on overall company EBIT in 2013 as compared to 2012.

EBIT as a Percentage of Revenue for Years 2014, 2013 and 2012

	Year Ended December 31,
	2014	2013	2012
Clean Air Division
North America	8%	9%	8%
Europe, South America & India	3%	3%	3%
Asia Pacific	10%	10%	10%
Total Clean Air Division	7%	7%	7%
Ride Performance Division
North America	11%	10%	10%
Europe, South America & India	4%	(1)%	4%
Asia Pacific	16%	10%	3%
Total Ride Performance Division	8%	6%	7%
Total Tenneco Inc.	6%	5%	6%

In the Clean Air division, EBIT as a percentage of revenues in 2014 was even compared to last year. In North America, EBIT as a percentage of revenues in 2014 was down one percentage point compared to last year. The benefit from higher light vehicle and aftermarket revenues, a ramp-up on new platforms and positive currency was more than offset by higher engineering investments for customer programs. Europe, South America and India's EBIT as a percentage of revenues in 2014 was even compared to prior year. Higher OE revenue, new platforms in Europe and year-over-year savings from prior restructuring activities were offset by higher year-over-year restructuring and related expenses, a charge related to the bankruptcy of an European aftermarket customer in 2014 and negative currency. EBIT as a percentage of revenues for Asia Pacific was even when compared to 2013. The benefit from higher light vehicle production volumes, new platforms and higher commercial truck and off-highway vehicle revenues in China and Japan and restructuring savings in Australia was offset by lower volumes in Australia and Thailand, higher engineering expenses and higher restructuring and related expenses.
In the Ride Performance division, EBIT as a percentage of revenues in 2014 was up two percentage points compared to the prior year. In 2014, EBIT as a percentage of revenues for North America was up one percentage point compared to 2013.

The benefits of increased light vehicle and commercial truck volumes and positive aftermarket product mix were partially offset by higher restructuring and related expenses and unfavorable currency. EBIT as a percentage of revenues in Europe, South America and India was up five percentage points in 2014 when compared to the prior year. The increase was driven by lower year-over-year restructuring and related expenses, increased light vehicle and commercial truck volumes in Europe, higher aftermarket revenues in South America and India and year-over-year savings from prior restructuring activities, partially offset by lower light vehicle sales in South America and negative currency. In Asia Pacific, EBIT as a percentage of revenues in 2014 was up six percentage points from last year. EBIT benefited from higher light vehicle production volumes in China, savings from prior restructuring activities in Australia and positive currency, partially offset by lower volumes in Australia.
In the Clean Air division, EBIT as a percentage of revenues in 2013 was even compared to 2012. In North America, EBIT as a percentage of revenues in 2013 was up one percentage point from 2012. The benefits from higher volumes, the ramp-up on new platforms and operational cost improvements were partially offset by higher engineering investments for customer programs and negative currency. Europe, South America and India's EBIT as a percentage of revenues in 2013 was even compared to 2012. The benefit from higher OE revenues was offset by higher restructuring and related expenses and negative currency. EBIT as a percentage of revenues for Asia Pacific was even in 2013 when compared to 2012. The benefits from launches of new platforms and higher production volumes, operational cost management and positive currency were offset by increased restructuring and related expenses.
In the Ride Performance division, EBIT as a percentage of revenues in 2013 was down one percentage point compared to 2012. In 2013, EBIT as a percentage of revenues for North America was even compared to 2012. The benefits from higher OE light vehicle volumes and the ramp-up on new OE platforms were offset by lower OE commercial truck and off-highway revenues and aftermarket sales, negative currency and costs related to the resolution of an issue related to struts supplied to one particular OE platform. We also recorded a benefit of $5 million in 2012 from property recoveries related to transactions originated by The Pullman Company before being acquired by Tenneco in 1996. EBIT as a percentage of revenues in Europe, South America and India was down five percentage points in 2013 when compared to 2012. The decrease was driven by higher restructuring and related expenses, lower OE light vehicle volumes and negative currency, which was partially offset by new OE platform launches and higher aftermarket volumes. In Asia Pacific, EBIT as a percentage of revenues in 2013 was up seven percentage points from 2012, driven by higher light vehicle production volumes and operational cost improvements, which were offset partially by higher restructuring and related expenses.
Interest Expense, Net of Interest Capitalized
We reported interest expense in 2014 of $91 million ($89 million in our U.S. operations and $2 million in our foreign operations) net of interest capitalized of $5 million, up from $80 million ($77 million in our U.S. operations and $3 million in our foreign operations) net of interest capitalized of $4 million in 2013. Included in 2014 was $13 million of expense related to our refinancing activities. Excluding the refinancing expenses, interest expense decreased by $2 million in 2014 compared to the prior year.
We reported interest expense in 2013 of $80 million ($77 million in our U.S. operations and $3 million in our foreign operations) net of interest capitalized of $4 million, down from $105 million ($102 million in our U.S. operations and $3 million in our foreign operations) net of interest capitalized of $4 million in 2012. Included in 2012 was $18 million of expense related to our refinancing activities. Excluding the refinancing expenses, interest expense decreased in 2013 compared to 2012 as a result of lower rates due to the debt refinancing transactions in 2012.
On December 31, 2014, we had $770 million in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed through December 2020, $225 million is fixed through December 2024 and the remainder is fixed from 2015 through 2025. We also have $301 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” later in this Management’s Discussion and Analysis.
Income Taxes
We reported an income tax expense of $131 million for 2014. The tax expense recorded in 2014 includes a net tax benefit of $11 million for prior year tax adjustments primarily relating to changes to uncertain tax positions and prior year income tax estimates. We reported an income tax expense of $122 million for 2013. The tax expense recorded in 2013 includes a net tax benefit of $25 million for tax adjustments primarily related to recognizing a U.S. tax benefit for foreign taxes and changes to prior year estimates including changes to uncertain tax positions. The U.S. tax benefit for foreign taxes is driven by our ability to claim a U.S. foreign tax credit beginning in 2013. The U.S. foreign tax credit regime provides for a credit against U.S. taxes otherwise payable for foreign taxes paid with regard to dividends, interest and royalties paid to us in the U.S. We reported an income tax expense of $19 million for 2012. The tax expense recorded in 2012 included the impact of the U.S. 2012 valuation allowance release and income generated in lower tax rate jurisdictions, partially offset by the impact of recording a valuation allowance against the tax benefit for tax credits and losses in certain foreign jurisdictions.

In 2012, we reversed the tax valuation allowance against our net deferred tax assets in the U.S. based on operating improvements we had made, the outlook for light and commercial vehicle production in the U.S. and the positive impact this should have on our U.S. operations. The net income impact of the tax valuation allowance release in the U.S. was a tax benefit of approximately $81 million. Our federal net operating loss ("NOL") at December 31, 2013 totaled $37 million. We had fully utilized our NOL as of June 30, 2014. The state NOLs expire in various tax years through 2032.
Valuation allowances have been established in certain foreign jurisdictions for deferred tax assets. The valuation allowances recorded against deferred tax assets will impact our provision for income taxes until the valuation allowances are released. Our provision for income taxes will include no tax benefit for losses incurred and no tax expense with respect to income generated in these jurisdictions until the respective valuation allowance is eliminated.
Restructuring and Other Charges
Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. In 2012, we incurred $13 million in restructuring and related costs, primarily related to headcount reductions in South America and non-cash asset write downs of $4 million in Europe, of which $10 million was recorded in cost of sales and $3 million was recorded in SG&A. In 2013, we incurred $78 million in restructuring and related costs, primarily related to European cost reduction efforts, including non-cash asset write downs of $3 million, the costs to exit the distribution of aftermarket exhaust products and ending production of leaf springs in Australia, headcount reductions in various regions, and the net impact of freezing our defined benefit plans in the United Kingdom, of which $70 million was recorded in cost of sales, $6 million in SG&A, $1 million in engineering expense and $1 million in other expense. In 2014, we incurred $49 million in restructuring and related costs including non-cash charges of $5 million, primarily related to European cost reduction efforts, headcount reductions in Australia and South America, the sale of a closed facility in Cozad, Nebraska and costs related to organizational changes, of which $28 million was recorded in cost of sales, $9 million in SG&A, $7 million in engineering expense, $4 million in other expenses and $1 million in depreciation and amortization.
Amounts related to activities that are part of our restructuring plans are as follows:

	December 31, 2013 Restructuring Reserve	2014 Expenses	2014 Cash Payments	Impact of Exchange Rates	December 31, 2014 Restructuring Reserve
	(Millions)
Employee Severance, Termination Benefits and Other Related Costs	$44	44	(43)	(5)	$40
On January 31, 2013, we announced our intent to reduce structural costs in Europe by approximately $60 million annually, and anticipate related costs of approximately $120 million, which includes the closing of the Vittaryd facility in Sweden that we announced in September 2012 and a $7 million charge recorded in the fourth quarter of 2012 related to the impairment of certain assets in the European ride performance business. The $120 million of anticipated costs includes approximately $20 million of non-cash asset write downs, the cost of relocating tooling, equipment and production to other facilities, severance and retention payments to employees and other costs related to these actions. Any plans affecting our European hourly and salaried workforce have been and will be subject to consultation with the relevant employee representatives. We incurred $78 million in restructuring and related costs in 2013, of which $69 million was related to this initiative including $3 million for non-cash asset write downs. In 2014, we incurred $49 million in restructuring and related costs, of which $31 million was related to this initiative including $3 million for non-cash asset write downs. We expect that most of the remaining expense will be recorded in 2015, and that the Company will reach a full savings run rate in 2016. As part of our European structural cost reduction initiative, on September 5, 2013, we announced our intent to close our ride performance plant in Gijon, Spain and reduce the workforce at our ride performance plant in Sint-Truiden, Belgium. The actions were subject to consultation with the relevant employee representatives and in total would eliminate approximately 480 jobs in Western Europe while allowing the most efficient use of our capital assets and production capacity across the region. We concluded the consultation period with employee representatives at Gijon without having reached agreement and on December 17, 2013 notified the Gijon employees' works council that the Company was proceeding with the plant closure. Employee terminations at Gijon were completed by the end of 2013. During the first quarter of 2014, the employees' works council filed suit challenging the decision to close the Gijon plant and the local High Court of Justice of Asturias ruled in favor of the employees' works council. On February 25, 2014, we announced the intention of the Company to appeal that decision to the Supreme Court of Spain in Madrid and at the same time we worked closely with local and European government officials to reach a solution to address the challenge to our restructuring plan by the Gijon plant's employees' works council. In July 2014, we finalized an agreement related to the restructuring with employee representatives at Gijon. In the same month, we also finalized an agreement related to the Sint Truiden restructuring with employee representatives. Under the final agreement for Gijon, the plant re-opened in July 2014 with about half of its prior workforce and will continue to be operated by Tenneco until a complete transfer of ownership takes place in 2016. Due to the ongoing operation of the Gijon plant, we now expect total charges related to the actions at the Gijon and Sint-Truiden plants to exceed the previous estimate of $63 million. Overall, however, the total cost of our initiatives to reduce structural costs in Europe remains unchanged from the original estimate of approximately $120 million. In the first quarter of 2014, we announced and finalized the closure of the clean air just-in-time plant in Iwuy, France, due to reduced demand for the plant's products. The actions were subject to the required consultation process with the relevant employee representatives.
Under the terms of our amended and restated senior credit agreement that took effect on December 8, 2014, we are allowed to exclude up to $150 million in the aggregate of all costs, expenses, fees, fines, penalties, judgments, legal settlements and other amounts associated with any restructuring, litigation, claim, proceeding or investigation related to or undertaken by us or any of our subsidiaries, together with any related provision for taxes, incurred after December 8, 2014 in the calculation of the financial covenant ratios required under our senior credit facility. As of December 31, 2014, we have not excluded any allowable charges relating to restructuring initiatives against the $150 million available under the terms of the senior credit facility.
Earnings Per Share
We reported net income attributable to Tenneco Inc. of $226 million or $3.66 per diluted common share for 2014. Included in the results for 2014 were negative impacts from expenses related to our restructuring activities, a bad debt charge, costs related to our refinancing activities and charges related to pension derisking and postretirement medical true-up, which were partially offset by net tax benefits. The net impact of these items decreased earnings per diluted share by $0.99. We reported net income attributable to Tenneco Inc. of $183 million or $2.97 per diluted common share for 2013. Included in the results for 2013 were negative impacts from expenses related to our restructuring activities, which were partially offset by net tax benefits. The net impact of these items decreased earnings per diluted share by $0.81. We reported net income attributable to Tenneco Inc. of $275 million or $4.50 per diluted common share for 2012. Included in the results for 2012 were negative impacts from expenses related to our restructuring activities, an asset impairment charge and costs related to our refinancing activities, which were more than offset by the benefit from The Pullman Company property recoveries and net tax benefits which included the net impact of approximately $81 million or $1.33 per diluted common share related to the reversal of the tax valuation allowance on the Company’s U.S. net operating loss position in the third quarter. The net impact of these items increased earnings per diluted common share by $1.18.
Dividends on Common Stock
On January 10, 2001, our Board of Directors eliminated the quarterly dividend on our common stock. There are no current plans to reinstate a dividend on our common stock.

Cash Flows for 2014 and 2013

	Year Ended December 31,
	2014	2013
	(Millions)
Cash provided (used) by:
Operating activities	$341	$503
Investing activities	(339)	(266)
Financing activities	20	(175)
Operating Activities
For 2014, operating activities provided $341 million in cash compared to $503 million in cash provided during last year. The decrease was mainly from working capital requirements to fund growth. Higher cash flow in 2013 was the result of significant year-over-year improvements in working capital versus 2012. For 2014, cash used for working capital was $137 million versus $77 million of cash provided by working capital in 2013. Receivables were a use of cash of $83 million in 2014 compared to a cash use of $88 million in the prior year. Inventory represented a cash outflow of $74 million during 2014, compared to a cash inflow of $3 million for the prior year. Accounts payable provided cash of $94 million for the year ended December 31, 2014, compared to cash provided of $161 million for the year ended December 31, 2013. Cash taxes were $136 million for 2014 compared to $109 million in the prior year.
Investing Activities
Cash used for investing activities was $73 million higher in 2014 compared to the same period a year ago. Cash payments for plant, property and equipment were $328 million in 2014 versus payments of $244 million in 2013, an increase of

$84 million. The majority of spending was to support continued growth in OE Clean Air and Ride Performance programs in Europe, China and North America. Cash payments for software-related intangible assets were $16 million in 2014 compared to $25 million in 2013. Change in restricted cash was a source of cash of $2 million in 2014 compared to a use of cash of $5 million in 2013.
Financing Activities
Cash flow from financing activities was an inflow of $20 million for the year ending December 31, 2014 compared to an outflow of $175 million for the year ending December 31, 2013. During 2014, we completed a previously announced stock buyback plan, repurchasing 400,000 shares of our outstanding common stock for $22 million, at an average price of $56.06 per share. During 2013, we completed a previously announced stock buyback plan, repurchasing 550,000 shares of our outstanding common stock for $27 million, at an average price of $49.33 per share. In 2013, we paid $69 million to acquire the remaining 20 percent equity interest in Tenneco Tongtai (Dalian) Exhaust System Co. Ltd. ("TTEC"), our joint venture in Dalian, China, and an additional $9 million to the partner in lieu of receiving its pro-rata share of dividends owed from the joint venture. As a result of this purchase, TTEC is now a wholly owned indirect subsidiary of Tenneco. In 2014, refinancing activities included raising a new senior secured credit facility consisting of a 5-year revolving credit facility and a 5-year Tranche A Term Facility. Proceeds from the new credit facility were used to refinance our existing senior secured credit facility, which included an $850 million revolving credit facility due 2017 and a $213 million Tranche A Term Facility due 2017. In conjunction with this transaction, we also raised $225 million of new 10-year senior unsecured notes priced at 5 3/8 percent to refinance the existing 7 3/4 percent notes due 2018. We had no borrowings under our revolving credit facility at December 31, 2014 versus $58 million borrowed at December 31, 2013. At December 31, 2014, there was no borrowing under the North American accounts receivable securitization programs, whereas at December 31, 2013, there was $10 million outstanding. In 2014, we received $4 million for selling a 45 percent equity interest in Tenneco Fusheng (Chengdu) Automobile Parts Co., Ltd. to a third party partner.
Cash Flows for 2013 and 2012

	Year Ended December 31,
	2013	2012
	(Millions)
Cash provided (used) by:
Operating activities	$503	$365
Investing activities	(266)	(273)
Financing activities	(175)	(89)
Operating Activities
For 2013, operating activities provided $503 million in cash compared to $365 million in cash provided during 2012. The increase was mainly from working capital improvement. For 2013, cash provided from working capital was $77 million versus $76 million of cash used for working capital in 2012. Receivables were a use of cash of $88 million in 2013 compared to a cash use of $9 million in 2012. Inventory represented a cash inflow of $3 million during 2013, compared to a cash outflow of $72 million for 2012. Accounts payable provided cash of $161 million for the year ended December 31, 2013, compared to cash provided of $12 million for the year ended December 31, 2012. Cash taxes were $109 million for 2013 compared to $80 million in 2012.
Investing Activities
Cash used for investing activities was $7 million lower in 2013 compared to 2012. Cash payments for plant, property and equipment were $244 million in 2013 versus payments of $256 million in 2012, a decrease of $12 million. The majority of spending was to support continued growth in the Clean Air business. In 2012, cash of $7 million was used to acquire certain rights from Combustion Components Associates, Inc. primarily pertaining to clean air technology for stationary reciprocating engine applications. Cash payments for software-related intangible assets were $25 million in 2013 compared to $13 million in 2012. Changes in restricted cash were a use of cash of $5 million in 2013.
Financing Activities
Cash flow from financing activities was an outflow of $175 million for the year ending December 31, 2013 compared to an outflow of $89 million for the year ending December 31, 2012. During 2013, we completed a previously announced stock buyback plan, repurchasing 550,000 shares of our outstanding common stock for $27 million, at an average price of $49.33 per share. During 2012, we completed a previously announced stock buyback plan, repurchasing 600,000 shares of our outstanding common stock for $18 million, at an average price of $29.22 per share. In 2013, we paid $69 million to acquire the remaining

20 percent equity interest in Tenneco Tongtai (Dalian) Exhaust System Co. Ltd. ("TTEC"), our joint venture in Dalian, China, and an additional $9 million to the partner in lieu of receiving its pro-rata share of dividends owed from the joint venture. As a result of this purchase, TTEC is now a wholly owned indirect subsidiary of Tenneco. Borrowings under our revolving credit facility were $58 million at December 31, 2013 versus $92 million at December 31, 2012. In 2012, refinancing activities included retiring certain of our 8.125 percent senior notes due in 2015 and the $148 million Tranche B Term Facility, adding a new $250 million Tranche A Term Facility and increasing the amount and extending the maturity date of our revolving credit facility. At December 31, 2013, there was $10 million borrowed under the North American accounts receivable securitization programs, whereas at December 31, 2012, there was $50 million outstanding.

Outlook
First Quarter 2015
For the first quarter of 2015, modest industry light vehicle production growth is expected, with IHS forecasting one percent growth in the regions where we operate. Excluding currency, we anticipate total combined OE and aftermarket revenue growth of about four percent, driven primarily by higher light vehicle unit volumes, additional content on commercial truck and off-highway programs to meet environmental regulations, and year-over-year growth in the aftermarket. Based on current exchange rates, we anticipate a currency headwind in the first quarter between four and six percent.
Full Year 2015
In 2015, IHS is forecasting three percent higher industry light vehicle production globally. We anticipate OE light vehicle revenue in 2015 to continue outpacing global industry production, driven by our strong platform position with leading OEMs worldwide, the launch and ramp up of new programs and increased technology content.
We anticipate further weakness in the off-highway industry as well as continued production weakness in commercial trucks in Brazil. However, we expect strong year-over-year revenue growth in our commercial truck and off-highway business, driven by the ramp up of content to meet global emissions requirements, including in China as compliance with emissions regulations increases, as well as new program launches.
Our global aftermarket business is expected to continue to be a steady contributor to revenue performance, driven by our leading market share in key regions.
For the full year 2015, we expect year-over-year total combined OE and aftermarket revenue growth in the range of five percent to eight percent, excluding the impact of currency.
Our revenue growth will continue to be driven by consistent and strong structural growth drivers including increasing global light vehicle industry production; our strong platform position on leading light vehicle programs, especially in the world’s largest and fastest-growing geographic markets; emissions regulations which require new content to meet increasingly stringent requirements for light vehicles, as well as commercial trucks, off-highway equipment, locomotive, marine and stationary engines; increased use of electronically controlled components in vehicle suspensions; and the growing global car parc, which we serve with industry-leading global aftermarket brands. In this respect, beyond 2015, there are no changes to our structural growth outlook excluding the effects of currency exchange rates and market cyclicality.
The revenue estimates presented in this “Outlook” are based on projected customer production schedules, IHS Automotive and Power Systems Research forecasts as of January 2015; original equipment manufacturers’ programs that have been formally awarded to us; programs where we are highly confident that we will be awarded business based on informal customer indications consistent with past practices; our status as supplier for the existing programs and our relationships and experience with our customers; and the actual original equipment revenues achieved by us for each of the last several years compared to the amount of those revenues that we estimated we would generate at the beginning of each year. The revenue estimates are also based on anticipated vehicle production levels and pricing, including precious metals pricing and the impact of material cost changes. Finally, for our foreign operations, our revenue estimate assumes fixed foreign currency values relative to the U.S. dollar. These values are used to translate foreign revenues to the U.S. dollar. Although such currency values are subject to fluctuations based on the economic conditions in each of our foreign operations, we do not intend to update the annual revenue estimates shown above due to these fluctuations. We plan to update our revenue guidance during the first quarter of 2016. See “Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995” and Item 1A, “Risk Factors”.
We expect our capital expenditures for 2015 to be between $300 million and $320 million, our 2015 interest expense to be about $75 million, our 2015 cash taxes to be between $150 million and $175 million and our 2015 tax rate to be between 33 percent and 36 percent.
Liquidity and Capital Resources

Capitalization

	Year Ended December 31,		% Change
	2014	2013
	(Millions)
Short-term debt and maturities classified as current	$60	$83	(28)%
Long-term debt	1,069	1,019	5
Total debt	1,129	1,102	2
Total redeemable noncontrolling interests	35	20	75
Total noncontrolling interests	41	39	5
Tenneco Inc. shareholders’ equity	497	433	15
Total equity	538	472	14
Total capitalization	$1,702	$1,594	7%

General.    Short-term debt, which includes maturities classified as current, borrowings by parent company and foreign subsidiaries, and borrowings under our North American accounts receivable securitization program, were $60 million and $83 million as of December 31, 2014 and December 31, 2013, respectively. Borrowings under our revolving credit facilities, which are classified as long-term debt, were zero and $58 million at December 31, 2014 and December 31, 2013, respectively.
The 2014 year-to-date increase in Tenneco Inc. shareholders' equity primarily resulted from net income attributable to Tenneco Inc. of $226 million and a $45 million increase in premium on common stock and other capital surplus relating to common stock issued pursuant to benefit plans, offset by a $80 million decrease related to pension and postretirement benefits caused primarily by the impact of a decline in the discount rates and a change in the mortality tables used to calculate our pension and postretirement liabilities, a $22 million increase in treasury stock as a result of purchases of common stock under our share purchase program and a $105 million decrease caused by the impact of changes in foreign exchange rates on the translation of financial statements of our foreign subsidiaries into U.S. dollars.
Overview.    Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions. The arrangement is secured by substantially all our domestic assets and pledges of up to 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries.
On December 8, 2014, we completed an amendment and restatement of our senior credit facility by increasing the amounts and extending the maturity dates of our revolving credit facility and our Tranche A Term Facility. The amended and restated facility replaces our former $850 million revolving credit facility and $213 million Tranche A Term Facility. The proceeds from this refinancing transaction were used to repay the $213 million Tranche A Term Facility, to fund the fees and expenses associated with the purchase and redemption of our $225 million 7 3/4 percent senior notes due in 2018 and for general corporate purposes. As of December 31, 2014, the senior credit facility provides us with a total revolving credit facility size of $1,200 million and a $300 million Tranche A Term Facility, both of which will mature on December 8, 2019. Funds may be borrowed, repaid and re-borrowed under the revolving credit facility without premium or penalty (subject to any customary LIBOR breakage fees). The revolving credit facility is reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. Outstanding letters of credit reduce our availability to borrow revolving loans under the facility. We are required to make quarterly principal payments under the Tranche A Term Facility of $3.75 million through December 31, 2016, $5.625 million beginning March 31, 2017 through December 31, 2017, $7.5 million beginning March 31, 2018 through September 30, 2019 and a final payment of $195 million is due on December 8, 2019. We have excluded the required payments, within the next twelve months, under the Tranche A Term Facility totaling $15 million from current liabilities as of December 31, 2014, because we have the intent and ability to refinance the obligations on a long-term basis by using our revolving credit facility.
On November 20, 2014, we announced a cash tender offer to purchase our outstanding $225 million 7 3/4 percent senior notes due in 2018 and a solicitation of consents to certain proposed amendments to the indenture governing these notes. We received tenders and consents representing $181 million aggregate principal amount of the notes and, on December 5, 2014, we purchased the tendered notes at a price of 104.35 percent of the principal amount (which includes a consent payment of three percent of the principal amount), plus accrued and unpaid interest, and amended the related indenture. On December 22, 2014, we redeemed the remaining outstanding $44 million aggregate principal amount of senior notes that were not purchased pursuant to the tender offer at a price of 103.88 percent of the principal amount, plus accrued and unpaid interest. The additional liquidity provided by the new $1,200 million revolving credit facility and the new $300 million Tranche A Term Facility was used in part to fund the fees and expenses of the tender offer and redemption.

We recorded $13 million of pre-tax charges in December 2014 related to the refinancing of our senior credit facility, the repurchase and redemption of our 7 3/4 percent senior notes due in 2018 and the write-off of deferred debt issuance costs relating to those notes.
At December 31, 2014, of the $1,200 million available under the revolving credit facility, we had unused borrowing capacity of $1,166 million with zero balance in outstanding borrowings and $34 million in outstanding letters of credit. As of December 31, 2014, our outstanding debt also included $300 million related to our Tranche A Term Facility due December 8, 2019, $225 million of 5 3/8 percent senior notes due December 15, 2024, $500 million of 6 7/8 percent senior notes due December 15, 2020, and $104 million of other debt.
Senior Credit Facility — Interest Rates and Fees.    Beginning December 8, 2014, our Tranche A Term Facility and revolving credit facility bear interest at an annual rate equal to, at our option, either (i) London Interbank Offered Rate (“LIBOR”) plus a margin of 175 basis points, or (ii) a rate consisting of the greater of (a) the JPMorgan Chase prime rate plus a margin of 75 basis points, (b) the Federal Funds rate plus 50 basis points plus a margin of 75 basis points, and (c) the one month LIBOR plus 100 basis points plus a margin of 75 basis points. The margin we pay on these borrowings will be increased by a total of 25 basis points above the original margin following each fiscal quarter for which our consolidated net leverage ratio is equal to or greater than 2.25 and less than 3.25, and will be increased by a total of 50 basis points above the original margin following each fiscal quarter for which our consolidated net leverage ratio is equal to or greater than 3.25. In addition, beginning after we deliver financial statements for the fiscal quarter ending September 30, 2015, the margin we pay on these borrowings will be reduced by a total of 25 basis points below the original margin if our consolidated net leverage ratio is less than 1.25. We also pay a commitment fee equal to 30 basis points that will be reduced to 25 basis points or increased to up to 40 basis points depending on consolidated net leverage ratio changes as set forth in the senior credit facility.
Senior Credit Facility — Other Terms and Conditions.    Our senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA, as defined in the senior credit facility agreement), and consolidated interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined in the senior credit facility agreement) at the end of each period indicated. Failure to maintain these ratios will result in a default under our senior credit facility. The financial ratios required under the amended and restated senior credit facility (or the predecessor facility, as applicable) and the actual ratios we achieved for the four quarters of 2014, are as follows:

	Quarter Ended
	December 31, 2014		September 30, 2014		June 30, 2014		March 31, 2014
	Req.	Act.	Req.	Act.	Req.	Act.	Req.	Act.
Leverage Ratio (maximum)	3.50	1.22	3.50	1.55	3.50	1.57	3.50	1.63
Interest Coverage Ratio (minimum)	2.75	11.40	2.75	10.99	2.75	10.62	2.75	10.39
The senior credit facility includes a maximum leverage ratio covenant of 3.50 and a minimum interest coverage ratio of 2.75, in each case through December 8, 2019.
The covenants in our senior credit facility agreement generally prohibit us from repaying or refinancing our senior notes. So long as no default existed, we would, however, under our senior credit facility agreement, be permitted to repay or refinance our senior notes (i) with the net cash proceeds of permitted refinancing indebtedness (as defined in the senior credit facility agreement) or with the net cash proceeds of our common stock, in each case issued within 180 days prior to such repayment; (ii) with the net cash proceeds of the incremental facilities (as defined in the senior credit facility agreement) and certain indebtedness incurred by our foreign subsidiaries; (iii) with the proceeds of the revolving loans (as defined in the senior credit facility agreement); (iv) with the cash generated by our operations; (v) in an amount equal to the net cash proceeds of qualified capital stock (as defined in the senior credit facility agreement) issued by us after December 8, 2014; and (vi) in exchange for permitted refinancing indebtedness or in exchange for shares of our common stock; provided that such purchases are capped as follows (with respect to clauses (iii), (iv) and (v) based on a pro forma consolidated leverage ratio after giving effect to such purchase, cancellation or redemption):

Pro forma Consolidated Leverage Ratio	Aggregate Senior Note Maximum Amount
(Millions)
Greater than or equal to 3.0x	$20
Greater than or equal to 2.5x	$100
Greater than or equal to 2.0x	$200
Less than 2.0x	no limit

Although the senior credit facility agreement would permit us to repay or refinance our senior notes under the conditions described above, any repayment or refinancing of our outstanding notes would be subject to market conditions and either the voluntary participation of note holders or our ability to redeem the notes under the terms of the applicable note indenture. For example, while the senior credit facility agreement would allow us to repay our outstanding notes via a direct exchange of the notes for either permitted refinancing indebtedness or for shares of our common stock, we do not, under the terms of the agreements governing our outstanding notes, have the right to refinance the notes via any type of direct exchange.
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
As of December 31, 2014, we were in compliance with all the financial covenants and operational restrictions of the senior credit facility. Our senior credit facility does not contain any terms that could accelerate payment of the facility or affect pricing under the facility as a result of a credit rating agency downgrade.
Senior Notes.    As of December 31, 2014, our outstanding senior notes included $225 million of 5  3/8 percent senior notes due December 15, 2024 and $500 million of 6 7/8 percent senior notes due December 15, 2020. Under the indentures governing the notes, we are permitted to redeem some or all of the remaining senior notes at specified prices that decline to par over a specified period, (a) on or after December 15, 2019, in the case of the senior notes due 2024, and (b) on or after December 15, 2015, in the case of the senior notes due 2020. In addition, the notes due may also be redeemed at a price generally equal to 100 percent of the principal amount thereof plus a premium based on the present values of the remaining payments due to the note holders. Further, the indentures governing the notes also permit us to redeem up to 35 percent of the senior notes due 2024, with the proceeds of certain equity offerings completed on or before December 15, 2017. If we sell certain of our assets or experience specified kinds of changes in control, we must offer to repurchase the notes due 2024 and 2020 at 101 percent of the principal amount thereof plus accrued and unpaid interest.
Our senior notes require that, as a condition precedent to incurring certain types of indebtedness not otherwise permitted, our consolidated fixed charge coverage ratio, as calculated on a pro forma basis, be greater than 2.00. The indentures also contain restrictions on our operations, including limitations on: (i) incurring additional indebtedness or liens; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; (v) asset sales and (vi) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. As of December 31, 2014, we were in compliance with the covenants and restrictions of these indentures.
Accounts Receivable Securitization.    We securitize some of our accounts receivable on a limited recourse basis in North America and Europe. As servicer under these accounts receivable securitization programs, we are responsible for performing all accounts receivable administration functions for these securitized financial assets including collections and processing of customer invoice adjustments. In North America, we have an accounts receivable securitization program with three commercial banks comprised of a first priority facility and a second priority facility. We securitize original equipment and aftermarket receivables on a daily basis under the bank program. In March 2014, the North American program was amended and extended to March 20, 2015. The first priority facility continues to provide financing of up to $110 million and the second priority facility, which is subordinated to the first priority facility, continues to provide up to an additional $40 million of financing. Both facilities monetize accounts receivable generated in the U.S. and Canada that meet certain eligibility requirements. The second priority facility also monetizes certain accounts receivable generated in the U.S. or Canada that would otherwise be ineligible under the first priority securitization facility. The amount of outstanding third-party investments in our securitized accounts receivable under the North American program was zero at December 31, 2014 and $10 million at December 31, 2013.
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
We also securitize receivables in our European operations with regional banks in Europe under various separate facilities. The commitments for these arrangements are generally for one year, but some may be cancelled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon notification. The amount of outstanding third-party investments in our securitized accounts receivable in Europe was $153 million and $134 million at December 31, 2014 and December 31, 2013, respectively.
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
In our North American accounts receivable securitization programs, we transfer a partial interest in a pool of receivables and the interest that we retain is subordinate to the transferred interest. Accordingly, we account for our North American securitization program as a secured borrowing. In our European programs, we transfer accounts receivables in their entirety to the acquiring entities and satisfy all of the conditions established under ASC Topic 860, “Transfers and Servicing,” to report the transfer of financial assets in their entirety as a sale. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under our European securitization programs approximates the fair value of such receivables. We recognized $2 million in interest expense for each of the years ended 2014 and 2013 and $3 million for the year ended 2012, relating to our North American securitization program. In addition, we recognized a loss of $4 million for each of the years ended 2014, 2013 and 2012, on the sale of trade accounts receivable in our European accounts receivable securitization programs, representing the discount from book values at which these receivables were sold to our banks. The discount rate varies based on funding costs incurred by our banks, which averaged approximately two percent for the year ended 2014 and three percent for the years ended 2013 and 2012, respectively.
Financial Instruments.    One of our European subsidiaries receives payment from one of its customers whereby the accounts receivable are satisfied through the early delivery of financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets. The amount of these financial instruments that was collected before their maturity date and sold at a discount totaled $1 million and $5 million at December 31, 2014 and December 31, 2013, respectively. No such financial instruments were held by our European subsidiary as of December 31, 2014 and December 31, 2013, respectively.
In certain instances, several of our Chinese subsidiaries receive payment from customers through the receipt of financial instruments on the date the customer payments are due. Several of our Chinese subsidiaries also satisfy vendor payments through the delivery of financial instruments on the date the payments are due. Financial instruments issued to satisfy vendor payables and not redeemed totaled $24 million and $12 million at December 31, 2014 and December 31, 2013, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $17 million and $8 million at December 31, 2014 and December 31, 2013, respectively. We classify financial instruments received from our customers as other current assets if issued by a financial institution of our customers or as customer notes and accounts if issued by our customer. We classified $17 million and $8 million in other current assets at December 31, 2014 and December 31, 2013, respectively.
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
Supply Chain Financing. Near the end of the second quarter of 2013 certain of our suppliers in the U.S. extended their payment terms to Tenneco. The liquidity benefit to Tenneco from the extended payment terms totaled $16 million at December 31, 2014. These suppliers also began participating in a supply chain financing program under which they securitize their accounts receivables from Tenneco with two financial institutions. The financial institutions participate in the supply chain financing program on an uncommitted basis and can cease purchasing receivables from Tenneco's suppliers at any time. If the financial institutions did not continue to purchase receivables from Tenneco's suppliers under this program, the participating vendors could reduce their payment terms to Tenneco which in turn would cause our borrowings under our revolving credit facility to increase.
Capital Requirements.    We believe that cash flows from operations, combined with our cash on hand, subject to any applicable withholding taxes upon repatriation of cash balances from our foreign operations where most of our cash balances are located, and available borrowing capacity described above, assuming that we maintain compliance with the financial covenants and other requirements of our loan agreement, will be sufficient to meet our future capital requirements, including debt amortization, capital expenditures, pension contributions, and other operational requirements, for the following year. Our ability to meet the financial covenants depends upon a number of operational and economic factors, many of which are beyond our control. In the event that we are unable to meet these financial covenants, we would consider several options to meet our cash flow needs. Such actions include additional restructuring initiatives and other cost reductions, sales of assets, reductions to working capital and capital spending, issuance of equity and other alternatives to enhance our financial and operating position. Should we be required to implement any of these actions to meet our cash flow needs, we believe we can do so in a reasonable time frame.
Contractual Obligations.
Our remaining required debt principal amortization and payment obligations under lease and certain other financial commitments as of December 31, 2014 are shown in the following table:

	Payments due in:
	2015	2016	2017	2018	2019	Beyond 2019	Total
	(Millions)
Obligations:
Senior term loans	15	15	23	30	217	—	300
Senior notes	—	—	—	—	—	725	725
Debentures	—	—	—	—	—	1	1
Other long term debt	—	—	—	—	37	—	37
Other subsidiary debt and capital lease obligations	1	1	1	1	1	3	8
Short-term debt	59	—	—	—	—	—	59
Debt and capital lease obligations	75	16	24	31	255	729	1,130
Operating leases	46	35	27	21	14	18	161
Purchase obligations	91	5	—	—	—	—	96
Interest payments	64	67	70	72	72	34	379
Capital commitments	132	—	—	—	—	—	132
Total payments	$408	$123	$121	$124	$341	$781	$1,898
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
Included in our contractual obligations is the amount of interest to be paid on our long-term debt. As our debt structure contains both fixed and variable rate obligations, we have made assumptions in calculating the amount of future interest payments. Interest on our senior notes is calculated using the fixed rates of 5 3/8 percent and 6 7/8 percent, respectively. Interest on our variable rate debt is calculated as LIBOR plus the applicable margin in effect at December 31, 2014 for the Eurodollar and Term Loan A loan and prime plus the applicable margin in effect on December 31, 2014 on the prime-based loans. We have assumed that both LIBOR and the prime rate will remain unchanged for the outlying years. See “— Capitalization.”
We have also included an estimate of expenditures required after December 31, 2014 to complete the projects authorized at December 31, 2014, in which we have made substantial commitments in connection with purchasing plant, property and equipment for our operations. For 2015, we expect our capital expenditures to be between $300 million and $320 million.
We have included an estimate of the expenditures necessary after December 31, 2014 to satisfy purchase requirements pursuant to certain ordinary course supply agreements that we have entered into. With respect to our other supply agreements, they generally do not specify the volumes we are required to purchase. In many cases, if any commitment is provided, the agreements state only the minimum percentage of our purchase requirements we must buy from the supplier. As a result, these purchase obligations fluctuate from year-to-year and we are not able to quantify the amount of our future obligations.
We have not included material cash requirements for unrecognized tax benefits or taxes. It is difficult to estimate taxes to be paid as changes in where we generate income can have a significant impact on future tax payments. We have also not included cash requirements for funding pension and postretirement benefit costs. Based upon current estimates, we believe we will be required to make contributions of approximately $31 million to those plans in 2015. Pension and postretirement contributions beyond 2015 will be required but those amounts will vary based upon many factors, including the performance of our pension fund investments during 2015 and future discount rate changes. For additional information relating to the funding of our pension and other postretirement plans, refer to Note 10 of our consolidated financial statements. In addition, we have not included cash requirements for environmental remediation. Based upon current estimates we believe we will be required to spend approximately $18 million over the next 30 years. However, due to possible modifications in remediation processes and other factors, it is difficult to determine the actual timing of the payments. See “— Environmental and Other Matters.”
We occasionally provide guarantees that could require us to make future payments in the event that the third party primary obligor does not make its required payments. We are not required to record a liability for any of these guarantees.
Additionally, we have from time to time issued guarantees for the performance of obligations by some of our subsidiaries, and some of our subsidiaries have guaranteed our debt. All of our existing and future material domestic subsidiaries fully and unconditionally guarantee our senior credit facility and our senior notes on a joint and several basis. The senior credit facility is also secured by first-priority liens on substantially all our domestic assets and pledges of up to 66 percent of the stock of certain first-tier foreign subsidiaries. No assets or capital stock secure our senior notes. You should also read Note 13 of the consolidated financial statements of Tenneco Inc., where we present the Supplemental Guarantor Consolidating Financial Statements.
We have two performance guarantee agreements in the U.K. between Tenneco Management Europe Limited (“TMEL”) and the two Walker Group Retirement Plans, the Walker Group Employee Benefit Plan and the Walker Group Executive Retirement Benefit Plan (the “Walker Plans”), whereby TMEL will guarantee the payment of all current and future pension contributions in event of a payment default by the sponsoring or participating employers of the Walker Plans. As a result of our decision to enter into these performance guarantee agreements, the levy due to the U.K. Pension Protection Fund was reduced. The Walker Plans are comprised of employees from Tenneco Walker (U.K.) Limited and our Futaba-Tenneco U.K. joint venture. Employer contributions are funded by both Tenneco Walker (U.K.) Limited, as the sponsoring employer, and Futaba-Tenneco U.K., as a participating employer. The performance guarantee agreements are expected to remain in effect until all pension obligations for the Walker Plans’ sponsoring and participating employers have been satisfied. The maximum amount payable for these pension performance guarantees, relating to other participating employers, is approximately $55 million as of December 31, 2014 which is determined by taking 105 percent of the liability of the Walker Plans calculated under section 179 of the U.K. Pension Act of 2004 offset by plan assets. We did not record an additional liability for this performance guarantee since Tenneco Walker (U.K.) Limited, as the sponsoring employer of the Walker Plans, already recognizes 100 percent of the pension obligation calculated based on U.S. GAAP, for all of the Walker Plans’ participating employers on its balance sheet, which was $17 million and $7 million at December 31, 2014 and December 31, 2013, respectively. At December 31, 2014, all pension contributions under the Walker Plans were current for all of the Walker Plans’ sponsoring and participating employers.
In June 2011, we entered into an indemnity agreement between TMEL and Futaba Industrial Co. Ltd. which requires Futaba to indemnify TMEL for any cost, loss or liability which TMEL may incur under the performance guarantee agreements relating to the Futaba-Tenneco U.K. joint venture. The maximum amount reimbursable by Futaba to TMEL under this indemnity agreement is equal to the amount incurred by TMEL under the performance guarantee agreements multiplied by Futaba’s shareholder ownership percentage of the Futaba-Tenneco U.K. joint venture. At December 31, 2014 the maximum amount reimbursable by Futaba to TMEL is approximately $9 million.
We have issued guarantees through letters of credit in connection with some obligations of our affiliates. As of December 31, 2014, we have $35 million in letters of credit to support some of our subsidiaries’ insurance arrangements, foreign employee benefit programs, environmental remediation activities and cash management and capital requirements.

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
Revenue Recognition
We recognize revenue for sales to our original equipment and aftermarket customers when title and risk of loss passes to the customers under the terms of our arrangements with those customers, which is usually at the time of shipment from our plants or distribution centers. Generally, in connection with the sale of exhaust systems to certain original equipment manufacturers, we purchase catalytic converters and diesel particulate filters or components thereof including precious metals (“substrates”) on behalf of our customers which are used in the assembled system. These substrates are included in our inventory and “passed through” to the customer at our cost, plus a small margin, since we take title to the inventory and are responsible for both the delivery and quality of the finished product. Revenues recognized for substrate sales were $1,934 million, $1,835 million and $1,660 million in 2014, 2013 and 2012, respectively. For our aftermarket customers, we provide for promotional incentives and returns at the time of sale. Estimates are based upon the terms of the incentives and historical experience with returns. Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis. Shipping and handling costs billed to customers are included in revenues and the related costs are included in cost of sales in our Statements of Income.

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
Engineering, Research and Development
We expense engineering, research, and development costs as they are incurred. Engineering, research, and development expenses were $169 million for 2014, $144 million for 2013 and $126 million for 2012, net of reimbursements from our customers. Of these amounts, $26 million in 2014, $19 million in 2013 and $13 million in 2012 relate to research and development, which includes the research, design, and development of a new unproven product or process. Additionally, $118 million, $101 million and $92 million of engineering, research, and development expense for 2014, 2013 and 2012, respectively, relates to engineering costs we incurred for application of existing products and processes to vehicle platforms. The remainder of the expenses in each year relate to improvements and enhancements to existing products and processes. Further, our customers reimburse us for engineering, research, and development costs on some platforms when we prepare prototypes and incur costs before platform awards. Our engineering, research, and development expense for 2014, 2013 and 2012 has been reduced by $159 million, $169 million and $159 million, respectively, for these reimbursements.
Pre-production Design and Development and Tooling Assets
We expense pre-production design and development costs as incurred unless we have a contractual guarantee for reimbursement from the original equipment customer. Unbilled pre-production design and development costs recorded in prepayments and other and long-term receivables were $23 million and $30 million on December 31, 2014 and 2013, respectively. In addition, plant, property and equipment included $59 million and $59 million at December 31, 2014 and 2013, respectively, for original equipment tools and dies that we own, and prepayments and other included $98 million and $86 million at December 31, 2014 and 2013, respectively, for in-process tools and dies that we are building for our original equipment customers.
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
In the fourth quarter of 2014, 2013 and 2012, as a result of our annual goodwill impairment testing, the estimated fair value of each of our reporting units substantially exceeded the carrying value of their assets and liabilities as of the testing date.
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
Our approach to establishing the discount rate assumption for both our domestic and foreign plans is generally based on the yield on high-quality corporate fixed-income investments. At the end of each year, the discount rate is determined using the results of bond yield curve models based on a portfolio of high quality bonds matching the notional cash inflows with the expected benefit payments for each significant benefit plan. Based on this approach, we lowered the weighted average discount rate for all our pension plans to 3.7 percent in 2014 from 4.6 percent in 2013. The discount rate for postretirement benefits was lowered to 4.1 percent in 2014 from 4.8 percent in 2013.
Our approach to determining expected return on plan asset assumptions evaluates both historical returns as well as estimates of future returns, and is adjusted for any expected changes in the long-term outlook for the equity and fixed income markets. As a result, our estimate of the weighted average long-term rate of return on plan assets for all of our pension plans was lowered to 6.7 percent in 2014 from 6.9 percent in 2013.
Our pension plans generally do not require employee contributions. Our policy is to fund our pension plans in accordance with applicable U.S. and foreign government regulations and to make additional payments as funds are available to achieve full funding of the accumulated benefit obligation. At December 31, 2014, all legal funding requirements had been met.
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
In managing our foreign currency exposures, we identify and aggregate existing offsetting positions and then hedge residual exposures through third-party derivative contracts. The fair value of our foreign currency forward contracts was a net liability position of less than $1 million at December 31, 2014 and is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. The following table summarizes by major currency the notional amounts for our foreign currency forward purchase and sale contracts as of December 31, 2014. All contracts in the following table mature in 2015.

		Notional Amount in Foreign Currency
		(Millions)
Australian dollars	—Purchase	3
British pounds	—Purchase	1
Canadian dollars	—Sell	(2)
European euro	—Purchase	1
	—Sell	(4)
Japanese yen	—Sell	(1,268)
South African rand	—Purchase	112
U.S. dollars	—Purchase	14
	—Sell	(10)
Interest Rate Risk
Our financial instruments that are sensitive to market risk for changes in interest rates are primarily our debt securities. We use our revolving credit facilities to finance our short-term and long-term capital requirements. We pay a current market rate of interest on these borrowings. Our long-term capital requirements have been financed with long-term debt with original maturity dates ranging from four to ten years. On December 31, 2014, we had $770 million in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed through December 2020, $225 million is fixed through December 2024 and the remainder is fixed from 2015 through 2025. We also have $301 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” earlier in this Management’s Discussion and Analysis.
We estimate that the fair value of our long-term debt at December 31, 2014 was about 103 percent of its book value. A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $4 million.
Environmental Matters, Legal Proceedings and Product Warranties
Note 12 to the consolidated financial statements of Tenneco Inc. located in Part II Item 8 — Financial Statements and Supplemental Data is incorporated herein by reference.
Tenneco 401(k) Retirement Savings Plans
Effective January 1, 2012, the Tenneco Employee Stock Ownership Plan for Hourly Employees and the Tenneco Employee Stock Ownership Plan for Salaried Employees were merged into one plan called the Tenneco 401(k) Retirement Savings Plan (the “Retirement Savings Plan”). Under the plan, subject to limitations in the Internal Revenue Code, participants may elect to defer up to 75 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We match 100 percent of an employee's contributions up to three percent of the employee's salary and 50 percent of an employee's contributions that are between three percent and five percent of the employee's salary. In connection with freezing the defined benefit pension plans for nearly all U.S. based salaried and non-union hourly employees effective December 31, 2006, and the related replacement of those defined benefit plans with defined contribution plans, we are making additional contributions to the Employee Stock Ownership Plans. We recorded expense for these contributions of approximately $25 million, $23 million and $21 million in 2014, 2013, and 2012, respectively. Matching contributions vest immediately. Defined benefit replacement contributions fully vest on the employee’s third anniversary of employment.

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
Management assessed the company’s effectiveness of internal controls over financial reporting. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).
Based on our assessment we have concluded that the company’s internal control over financial reporting was effective as of December 31, 2014.
Our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included herein.
February 25, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Tenneco Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity present fairly, in all material respects, the financial position of Tenneco Inc. and its subsidiaries at December 31, 2014, and 2013 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/S/ PRICEWATERHOUSECOOPERS LLP

Milwaukee, Wisconsin
February 25, 2015

TENNECO INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2014	2013	2012
	(Millions Except Share and Per Share Amounts)
Revenues
Net sales and operating revenues	$8,420	$7,964	$7,363
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	7,025	6,734	6,170
Engineering, research, and development	169	144	126
Selling, general, and administrative	519	453	427
Depreciation and amortization of other intangibles	208	205	205
	7,921	7,536	6,928
Other income (expense)
Loss on sale of receivables	(4)	(4)	(4)
Other expense	(3)	—	(3)
	(7)	(4)	(7)
Earnings before interest expense, income taxes, and noncontrolling interests	492	424	428
Interest expense (net of interest capitalized of $5 million for 2014 and $4 million for 2013 and 2012, respectively)	91	80	105
Earnings before income taxes and noncontrolling interests	401	344	323
Income tax expense	131	122	19
Net income	270	222	304
Less: Net income attributable to noncontrolling interests	44	39	29
Net income attributable to Tenneco Inc.	$226	$183	$275
Earnings per share
Weighted average shares of common stock outstanding —
Basic	60,734,022	60,474,492	59,985,677
Diluted	61,782,508	61,594,062	61,083,510
Basic earnings per share of common stock	$3.72	$3.03	$4.58
Diluted earnings per share of common stock	$3.66	$2.97	$4.50
The accompanying notes to consolidated financial statements are an integral part of these statements of income.

TENNECO INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2014
	Tenneco Inc.		Noncontrolling interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	(Millions)
Net Income		$226		$44		$270
Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$(61)		$5		$(56)
Translation of foreign currency statements	(105)	(105)	(2)	(2)	(107)	(107)
Balance December 31	(166)		3		(163)
Adjustment to the Liability for Pension and Postretirement Benefits
Balance January 1	(299)		—		(299)
Adjustment to the Liability for Pension and Postretirement benefits, net of tax	(80)	(80)			(80)	(80)
Balance December 31	(379)		—		(379)
Balance December 31	$(545)		$3		$(542)
Other comprehensive loss		(185)		(2)		(187)
Comprehensive Income		$41		$42		$83
The accompanying notes to consolidated financial statements are an integral part of these statements of comprehensive income.

TENNECO INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2013
	Tenneco Inc.		Noncontrolling interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	(Millions)
Net Income		$183		$39		$222
Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$(24)		$5		$(19)
Translation of foreign currency statements	(37)	(37)	—	—	(37)	(37)
Balance December 31	(61)		5		(56)
Adjustment to the Liability for Pension and Postretirement Benefits
Balance January 1	(384)		—		(384)
Adjustment to the Liability for Pension and Postretirement benefits, net of tax	85	85			85	85
Balance December 31	(299)		—		(299)
Balance December 31	$(360)		$5		$(355)
Other comprehensive income		48		—		48
Comprehensive Income		$231		$39		$270
The accompanying notes to consolidated financial statements are an integral part of these statements of comprehensive income.

TENNECO INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2012
	Tenneco Inc.		Noncontrolling interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	(Millions)
Net Income		$275		$29		$304
Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$(30)		$4		$(26)
Translation of foreign currency statements	6	6	1	1	7	7
Balance December 31	(24)		5		(19)
Adjustment to the Liability for Pension and Postretirement Benefits
Balance January 1	(352)		—		(352)
Adjustment to the Liability for Pension and Postretirement benefits, net of tax	(32)	(32)			(32)	(32)
Balance December 31	(384)		—		(384)
Balance December 31	$(408)		$5		$(403)
Other comprehensive income (loss)		(26)		1		(25)
Comprehensive Income		$249		$30		$279
The accompanying notes to consolidated financial statements are an integral part of these statements of comprehensive income.

TENNECO INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2014	2013
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$282	$275
Restricted cash	3	5
Receivables —
Customer notes and accounts, net	1,064	1,041
Other	24	19
Inventories	688	656
Deferred income taxes	81	71
Prepayments and other	284	223
Total current assets	2,426	2,290
Other assets:
Long-term receivables, net	12	14
Goodwill	65	69
Intangibles, net	26	30
Deferred income taxes	143	125
Other	120	127
	366	365
Plant, property, and equipment, at cost	3,490	3,498
Less — Accumulated depreciation and amortization	(2,272)	(2,323)
	1,218	1,175
Total Assets	$4,010	$3,830
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)	$60	$83
Accounts payable	1,372	1,359
Accrued taxes	40	40
Accrued interest	3	10
Accrued liabilities	258	252
Other	66	94
Total current liabilities	1,799	1,838
Long-term debt	1,069	1,019
Deferred income taxes	18	28
Postretirement benefits	339	249
Deferred credits and other liabilities	212	204
Commitments and contingencies
Total liabilities	3,437	3,338
Redeemable noncontrolling interests	35	20
Tenneco Inc. Shareholders’ equity:
Common stock	1	1
Premium on common stock and other capital surplus	3,059	3,014
Accumulated other comprehensive loss	(545)	(360)
Retained earnings (accumulated deficit)	(1,695)	(1,921)
	820	734
Less — Shares held as treasury stock, at cost	323	301
Total Tenneco Inc. shareholders’ equity	497	433
Noncontrolling interests	41	39
Total equity	538	472
Total liabilities, redeemable noncontrolling interests and equity	$4,010	$3,830
The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

TENNECO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(Millions)
Operating Activities
Net income	$270	$222	$304
Adjustments to reconcile net income to cash provided by operating activities —
Depreciation and amortization of other intangibles	208	205	205
Deferred income taxes	(1)	5	(65)
Stock-based compensation	13	13	11
Loss on sale of assets	6	1	4
Changes in components of working capital —
(Increase) decrease in receivables	(83)	(88)	(9)
(Increase) decrease in inventories	(74)	3	(72)
(Increase) decrease in prepayments and other current assets	(81)	(53)	(21)
Increase (decrease) in payables	94	161	12
Increase (decrease) in accrued taxes	—	(10)	7
Increase (decrease) in accrued interest	(6)	—	(3)
Increase (decrease) in other current liabilities	13	64	10
Change in long-term assets	12	7	14
Change in long-term liabilities	(13)	(32)	(37)
Other	(17)	5	5
Net cash provided by operating activities	341	503	365
Investing Activities
Proceeds from sale of assets	3	8	3
Cash payments for plant, property, and equipment	(328)	(244)	(256)
Cash payments for software related intangible assets	(13)	(25)	(13)
Cash payments for net assets purchased	(3)	—	(7)
Change in restricted cash	2	(5)	—
Net cash used by investing activities	(339)	(266)	(273)
Financing Activities
Retirement of long-term debt	(462)	(16)	(411)
Issuance of long-term debt	570	—	250
Debt issuance costs of long-term debt	(12)	—	(13)
Purchase of common stock under the share repurchase program	(22)	(27)	(18)
Issuance of common stock	19	20	5
Tax benefit from stock-based compensation	26	24	—
Increase (decrease) in bank overdrafts	6	(6)	5
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivable	(70)	(22)	67
Net increase (decrease) in short-term borrowings secured by accounts receivable	(10)	(40)	50
Capital contribution from noncontrolling interest partner	5	—	5
Purchase of noncontrolling equity interest	—	(69)	—
Distribution to noncontrolling interest partners	(30)	(39)	(29)
Net cash provided (used) by financing activities	20	(175)	(89)
Effect of foreign exchange rate changes on cash and cash equivalents	(15)	(10)	6
Increase in cash and cash equivalents	7	52	9
Cash and cash equivalents, January 1	275	223	214
Cash and cash equivalents, December 31 (Note)	$282	$275	$223
Supplemental Cash Flow Information

Cash paid during the year for interest	$93	$79	$100
Cash paid during the year for income taxes (net of refunds)	136	109	80
Non-cash Investing and Financing Activities
Period end balance of trade payables for plant, property, and equipment	$41	$52	$42

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.
The accompanying notes to consolidated financial statements are an integral part of these statements of cash flows.

TENNECO INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2014		2013		2012
	Shares	Amount	Shares	Amount	Shares	Amount
	(Millions Except Share Amounts)
Common Stock
Balance January 1	63,714,728	$1	62,789,382	$1	62,101,335	$1
Issued	—	—	—	—	—	—
Issued pursuant to benefit plans	62,334	—	156,213	—	149,398	—
Stock options exercised	677,186	—	769,133	—	538,649	—
Balance December 31	64,454,248	1	63,714,728	1	62,789,382	1
Premium on Common Stock and Other Capital Surplus
Balance January 1		3,014		3,031		3,016
Purchase of noncontrolling equity interest		—		(68)		—
Premium on common stock issued pursuant to benefit plans		45		51		15
Balance December 31		3,059		3,014		3,031
Accumulated Other Comprehensive Loss
Balance January 1		(360)		(408)		(382)
Other comprehensive income (loss)		(185)		48		(26)
Balance December 31		(545)		(360)		(408)
Retained Earnings (Accumulated Deficit)
Balance January 1		(1,921)		(2,104)		(2,379)
Net income attributable to Tenneco Inc.		226		183		275
Balance December 31		(1,695)		(1,921)		(2,104)
Less — Common Stock Held as Treasury Stock, at Cost
Balance January 1	2,844,692	301	2,294,692	274	1,694,692	256
Purchase of common stock through stock repurchase program	400,000	22	550,000	27	600,000	18
Balance December 31	3,244,692	323	2,844,692	301	2,294,692	274
Total Tenneco Inc. shareholders’ equity		$497		$433		$246
Noncontrolling interests:
Balance January 1		39		45		43
Net income		21		24		20
Capital contribution		—		—		3
Sale of noncontrolling equity interest		—		(1)		—
Other comprehensive income (loss)		(1)		—		1
Dividends declared		(18)		(29)		(22)
Balance December 31		$41		$39		$45
Total equity		$538		$472		$291
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
Redeemable Noncontrolling Interests
We have noncontrolling interests in five joint ventures with redemption features that could require us to purchase the noncontrolling interests at fair value in the event of a change in control of Tenneco Inc. or certain of our subsidiaries. We do not believe that it is probable that the redemption features in any of these joint venture agreements will be triggered. However, the redemption of these shares is not solely within our control. Accordingly, the related noncontrolling interests are presented as “Redeemable noncontrolling interests” in the temporary equity section of our consolidated balance sheets.
In May 2014, we sold a 45 percent equity interest in Tenneco Fusheng (Chengdu) Automobile Parts Co., Ltd., to a third party for $4 million. As a result of the sale, our equity ownership of Tenneco Fusheng (Chengdu) Automobile Parts Co., Ltd. changed to 55 percent from 100 percent.
The following is a rollforward of activity in our redeemable noncontrolling interests for the years ending December 31, 2014, 2013 and 2012, respectively:

	2014	2013	2012
	(Millions)
Balance January 1	$20	$15	$12
Net income attributable to redeemable noncontrolling interests	23	14	9
Sale of 45 percent equity interest from Tenneco Inc	4	—	—
Capital Contributions	1	—	2
Dividends declared	(13)	(9)	(8)
Balance December 31	$35	$20	$15

Inventories
At December 31, 2014 and 2013, inventory by major classification was as follows:

	2014	2013
	(Millions)
Finished goods	$272	$267
Work in process	221	202
Raw materials	137	130
Materials and supplies	58	57
	$688	$656
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
In the fourth quarter of 2014, 2013 and 2012, as a result of our annual goodwill impairment testing, the estimated fair value of each of our reporting units substantially exceeded the carrying value of their assets and liabilities as of the testing date.
The changes in the net carrying amount of goodwill for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Clean Air Division			Ride Performance Division
	North America	Europe, South America & India	Asia Pacific	North America	Europe, South America & India	Asia Pacific	Total
(Millions)
Balance at December 31, 2012	$14	$14	$—	$10	$34	$—	$72
Translation Adjustment	—	—	—	—	(3)	—	(3)
Balance at December 31, 2013	14	14	—	10	31	—	69
Translation Adjustment	—	(2)	—	—	(2)	—	(4)
Balance at December 31, 2014	14	12	—	10	29	—	65

We have capitalized certain intangible assets, primarily technology rights, trademarks and patents, based on their estimated fair value at the date we acquired them. We amortize our finite useful life intangible assets on a straight-line basis over periods ranging from 5 to 50 years. Amortization of intangibles amounted to $4 million in 2014, $5 million in 2013, and $5 million in 2012, and are included in the statements of income caption “Depreciation and amortization of intangibles.” The carrying amount and accumulated amortization of our finite useful life intangible assets were as follows:

	December 31, 2014		December 31, 2013
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
	(Millions)		(Millions)
Customer contract	$8	$(4)	$8	$(4)
Patents	3	(2)	3	(2)
Technology rights	26	(15)	26	(12)
Other	11	(2)	11	(1)
Total	$48	$(23)	$48	$(19)
Estimated amortization of intangible assets over the next five years is expected to be $4 million in 2015, $3 million in 2016, $3 million in 2017, $2 million in 2018 and $1 million in 2019. We have capitalized indefinite life intangibles of $1 million relating to purchased trademarks from our Marzocchi® acquisition in 2008.
Plant, Property, and Equipment, at Cost
At December 31, 2014 and 2013, plant, property, and equipment, at cost, by major category were as follows:

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2014	2013
	(Millions)
Land, buildings, and improvements	$569	$579
Machinery and equipment	2,655	2,673
Other, including construction in progress	266	246
	$3,490	$3,498
We depreciate these properties excluding land on a straight-line basis over the estimated useful lives of the assets. Useful lives range from 10 to 50 years for buildings and improvements and from 3 to 25 years for machinery and equipment.
Notes and Accounts Receivable and Allowance for Doubtful Accounts
Receivables consist of amounts billed and currently due from customers and unbilled pre-production design and development costs. Short and long-term accounts receivable outstanding were $1,088 million and $1,065 million at December 31, 2014 and 2013, respectively. The allowance for doubtful accounts on short-term and long-term accounts receivable was $16 million and $14 million at December 31, 2014 and 2013, respectively. Short and long-term notes receivable outstanding was $5 million at both December 31, 2014 and 2013. The allowance for doubtful accounts on short-term and long-term notes receivable was zero at both December 31, 2014 and 2013.
Pre-production Design and Development and Tooling Assets
We expense pre-production design and development costs as incurred unless we have a contractual guarantee for reimbursement from the original equipment customer. Unbilled pre-production design and development costs recorded in prepayments and other and long-term receivables were $23 million and $30 million at December 31, 2014 and 2013, respectively. In addition, plant, property and equipment included $59 million at both December 31, 2014 and 2013, for original equipment tools and dies that we own, and prepayments and other included $98 million and $86 million at December 31, 2014 and 2013, respectively, for in-process tools and dies that we are building for our original equipment customers.
Internal Use Software Assets
We capitalize certain costs related to the purchase and development of software that we use in our business operations. We amortize the costs attributable to these software systems over their estimated useful lives, ranging from 3 to 12 years, based on various factors such as the effects of obsolescence, technology, and other economic factors. Capitalized software development costs, net of amortization, were $54 million and $55 million at December 31, 2014 and 2013, respectively, and are recorded in other long-term assets. Amortization of software development costs was approximately $15 million, $15 million and $15 million for the years ended December 31, 2014, 2013 and 2012, respectively, and is included in the statements of income (loss) caption “Depreciation and amortization of intangibles.” Additions to capitalized software development costs, including payroll and payroll-related costs for those employees directly associated with developing and obtaining the internal use software, are classified as investing activities in the statements of cash flows.
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

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Revenue Recognition
We recognize revenue for sales to our original equipment and aftermarket customers when title and risk of loss passes to the customers under the terms of our arrangements with those customers, which is usually at the time of shipment from our plants or distribution centers. Generally, in connection with the sale of exhaust systems to certain original equipment manufacturers, we purchase catalytic converters and diesel particulate filters or components thereof including precious metals (“substrates”) on behalf of our customers which are used in the assembled system. These substrates are included in our inventory and “passed through” to the customer at our cost, plus a small margin, since we take title to the inventory and are responsible for both the delivery and quality of the finished product. Revenues recognized for substrate sales were $1,934 million, $1,835 million and $1,660 million in 2014, 2013 and 2012, respectively. For our aftermarket customers, we provide for promotional incentives and returns at the time of sale. Estimates are based upon the terms of the incentives and historical experience with returns. Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis. Shipping and handling costs billed to customers are included in revenues and the related costs are included in cost of sales in our consolidated statements of income (loss).
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
Engineering, Research and Development
We expense engineering, research, and development costs as they are incurred. Engineering, research, and development expenses were $169 million for 2014, $144 million for 2013, and $126 million for 2012, net of reimbursements from our customers. Our customers reimburse us for engineering, research, and development costs on some platforms when we prepare prototypes and incur costs before platform awards. Our engineering, research, and development expense for 2014, 2013 and 2012 has been reduced by $159 million, $169 million and $159 million, respectively, for these reimbursements.
Advertising and Promotion Expenses
We expense advertising and promotion expenses as they are incurred. Advertising and promotion expenses were $57 million, $53 million, and $54 million for the years ended December 31, 2014, 2013, and 2012, respectively.
Foreign Currency Translation
We translate the consolidated financial statements of foreign subsidiaries into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted-average exchange rate for revenues and expenses in each period. We record translation adjustments for those subsidiaries whose local currency is their functional currency as a component of accumulated other comprehensive income (loss) in shareholders’ equity. We recognize transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency in earnings

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as incurred, except for those transactions which hedge purchase commitments and for those intercompany balances which are designated as long-term investments. Our results include foreign currency transaction losses of $1 million in 2014, of $13 million in 2013 and $8 million in 2012. The amounts are recorded in cost of sales.
Risk Management Activities
We use derivative financial instruments, principally foreign currency forward purchase and sales contracts with terms of less than one year, to hedge our exposure to changes in foreign currency exchange rates. Our primary exposure to changes in foreign currency rates results from intercompany loans made between affiliates to minimize the need for borrowings from third parties. Additionally, we enter into foreign currency forward purchase and sale contracts to mitigate our exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables. We manage counter-party credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements. We do not enter into derivative financial instruments for speculative purposes. In managing our foreign currency exposures, we identify and aggregate existing offsetting positions and then hedge residual exposures through third-party derivative contracts. The fair value of our foreign currency forward contracts was a net liability position of less than $1 million at both December 31, 2014 and 2013 and is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. We record the change in fair value of these foreign exchange forward contracts as part of currency gains (losses) within cost of sales in the consolidated statements of income (loss). The fair value of foreign exchange forward contracts are recorded in prepayments and other current assets or other current liabilities in the consolidated balance sheet.

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
Restricted Net Assets
In certain countries where we operate, transfers of funds out of such countries by way of dividends, loans or advances are subject to certain central bank restrictions which require approval from the central bank authorities prior to transferring funds out of these countries. The countries in which we operate that have such restrictions include Argentina, China, South Africa, and Thailand. The net asset balance of our subsidiaries in the countries in which we operate that have such restrictions was $218 million and $177 million as of December 31, 2014 and 2013, respectively. These central banking restrictions do not have a significant effect on our ability to manage liquidity on a global basis.

2.Earnings Per Share
Earnings per share of common stock outstanding were computed as follows:

	Year Ended December 31,
	2014	2013	2012
	(Millions Except Share and Per Share Amounts)
Basic earnings per share —
Net income attributable to Tenneco Inc.	$226	$183	$275
Average shares of common stock outstanding	60,734,022	60,474,492	59,985,677
Earnings per average share of common stock	$3.72	$3.03	$4.58
Diluted earnings per share —
Net income attributable to Tenneco Inc.	$226	$183	$275
Average shares of common stock outstanding	60,734,022	60,474,492	59,985,677
Effect of dilutive securities:
Restricted stock	130,732	205,020	140,609
Stock options	917,754	914,550	957,224
Average shares of common stock outstanding including dilutive securities	61,782,508	61,594,062	61,083,510
Earnings per average share of common stock	$3.66	$2.97	$4.50
Options to purchase 1,357, 205,104 and 521,249 shares of common stock were outstanding as of December 31, 2014, 2013 and 2012, respectively, but not included in the computation of diluted earnings per share, because the options were anti-dilutive.

3.Acquisitions and divestitures
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
In May 2014, we sold a 45 percent equity interest in Tenneco Fusheng (Chengdu) Automobile Parts Co., Ltd., to a third party for $4 million. As a result of the sale, our equity ownership of Tenneco Fusheng (Chengdu) Automobile Parts Co., Ltd. changed to 55 percent from 100 percent. The net impact to equity from the sale was less than $1 million.
The table below summaries the net income attributable to Tenneco Inc. and transfers to the noncontrolling interest:

	Year Ended December 31,
	2014	2013	2012
	(Millions)
Net income attributable to Tenneco Inc.	$226	$183	$275
Decrease in equity for purchase of noncontrolling equity interest	—	(68)	—
Net income attributable to Tenneco Inc. shareholders less purchase of noncontrolling equity interest	226	115	275

4.Restructuring and Other Charges
Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. In 2012, we incurred $13 million in restructuring and related costs, primarily related to headcount reductions in South America and non-cash asset write downs of $4 million in Europe, of which $10 million was recorded in cost of sales and $3 million was recorded in SG&A. In 2013, we incurred $78 million in restructuring and related costs, primarily related to European cost reduction efforts including non-cash asset write downs of $3 million, the costs to exit the distribution of aftermarket exhaust products and ending production of leaf springs in Australia, headcount reductions in various regions, and the net impact of freezing our defined benefit plans in the United Kingdom, of which $70 million was recorded in cost of sales, $6 million in SG&A, $1 million in engineering expense and $1 million in other expense. In 2014, we incurred $49 million in restructuring and related costs including non-cash charges of $5 million, primarily related to European cost reduction efforts, headcount reductions in Australia and South America, the sale of a closed facility in Cozad, Nebraska and costs related to organizational change, of which $28 million was recorded in cost of sales, $9 million in SG&A, $7 million in engineering expense, $4 million in other expense and $1 million in depreciation and amortization.
Amounts related to activities that are part of our restructuring plans are as follows:

	December 31, 2013 Restructuring Reserve	2014 Expenses	2014 Cash Payments	Impact of Exchange Rates	December 31, 2014 Restructuring Reserve
	(Millions)
Employee Severance, Termination Benefits and Other Related Costs	$44	44	(43)	(5)	$40
On January 31, 2013, we announced our intent to reduce structural costs in Europe by approximately $60 million annually, and anticipate related costs of approximately $120 million, which includes the closing of the Vittaryd facility in Sweden that we announced in September 2012 and a $7 million charge recorded in the fourth quarter of 2012 related to the impairment of certain assets in the European ride performance business. Any plans affecting our European hourly and salaried workforce have been and will be subject to consultation with the relevant employee representatives. We incurred $78 million in restructuring and related costs in 2013, of which $69 million was related to this initiative including $3 million for non-cash asset write downs. In 2014, we incurred $49 million in restructuring and related costs, of which $31 million was related to this initiative including $3 million for non-cash asset write downs. As part of our European structural cost reduction initiative, on September 5, 2013, we announced our intent to close our ride performance plant in Gijon, Spain and reduce the workforce at our ride performance plant in Sint-Truiden, Belgium. The actions were subject to consultation with the relevant employee representatives and in total would eliminate approximately 480 jobs in Western Europe while allowing the most efficient use of our capital assets and production capacity across the region. We concluded the consultation period with employee representatives at Gijon without having reached agreement and on December 17, 2013 notified the Gijon employees' works council that the Company was proceeding with the plant closure. Employee terminations at Gijon were completed by the end of 2013. During the first quarter of 2014, the employees' works council filed suit challenging the decision to close the Gijon plant and the local High Court of Justice of Asturias ruled in favor of the employees' works council. On February 25, 2014, we announced the intention of the Company to appeal that decision to the Supreme Court of Spain in Madrid and at the same time we worked closely with local and European government officials to reach a solution to address the challenge to our restructuring plan by the Gijon plant's employees' works council. In July 2014, we finalized an agreement related to the restructuring with employee representatives at Gijon. In the same month, we also finalized an agreement related to the Sint Truiden restructuring with employee representatives. Under the final agreement for Gijon, the plant re-opened in July 2014 with about half of its prior workforce and will continue to be operated by Tenneco until a complete transfer of ownership takes place in 2016. In the first quarter of 2014, we announced and finalized the closure of the clean air just-in-time plant in Iwuy, France, due to reduced demand for the plant's products. The actions were subject to the required consultation process with the relevant employee representatives.
Under the terms of our amended and restated senior credit agreement that took effect on December 8, 2014, we are allowed to exclude up to $150 million in the aggregate of all costs, expenses, fees, fines, penalties, judgments, legal settlements and other amounts associated with any restructuring, litigation, claim, proceeding or investigation related to or undertaken by us or any of our subsidiaries, together with any related provision for taxes, incurred after December 8, 2014 in the calculation of the financial covenant ratios required under our senior credit facility. As of December 31, 2014, we have not excluded any allowable charges relating to restructuring initiatives against the $150 million available under the terms of the senior credit facility.

5.Long-Term Debt, Short-Term Debt, and Financing Arrangements
Long-Term Debt
A summary of our long-term debt obligations at December 31, 2014 and 2013, is set forth in the following table:

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2014	2013
	(Millions)
Tenneco Inc. —
Revolver borrowings due 2017, average effective interest rate 2.7% in 2013	$—	$58
Revolver borrowings due 2019, average effective interest rate 2.6% in 2014	—	—
Senior Tranche A Term Loan due 2014 through 2017, average effective interest rate 2.7% in 2013	—	228
Senior Tranche A Term Loan due 2015 through 2019, average effective interest rate 1.9% in 2014	300	—
7 3/4% Senior Notes due 2018	—	225
5 3/8% Senior Notes due 2024	225	—
6 7/8% Senior Notes due 2020	500	500
Debentures due 2015 through 2026, average effective interest rate 7.5% in 2014 and 7.5% in 2013	1	1
Other subsidiaries —
Other Long Term Debt due in 2019, average interest rate 5.45% in 2014	37	—
Notes due 2015 through 2026, average effective interest rate 1.3% in both 2014 and 2013	8	9
	1,071	1,021
Less — maturities classified as current	2	2
Total long-term debt	$1,069	$1,019
The aggregate maturities applicable to the long-term debt outstanding at December 31, 2014, are $16 million, $16 million, $24 million, $31 million and $255 million for 2015, 2016, 2017, 2018 and 2019, respectively.
We have excluded the required payments, within the next twelve months, under the Tranche A Term Facility totaling $15 million from current liabilities as of December 31, 2014, because we have the intent and ability to refinance the obligations on a long-term basis by using our revolving credit facility.
Short-Term Debt
Our short-term debt includes the current portion of long-term obligations and borrowings by parent company and foreign subsidiaries. Information regarding our short-term debt as of and for the years ended December 31, 2014 and 2013 is as follows:

	2014	2013
	(Millions)
Maturities classified as current	$2	$2
Short-term borrowings	58	81
Total short-term debt	$60	$83

	Notes Payable(a)
	2014	2013
	(Dollars in Millions)
Outstanding borrowings at end of year	$58	$81
Weighted average interest rate on outstanding borrowings at end of year(b)	2.6%	4.4%
Maximum month-end outstanding borrowings during year	$124	$177
Average month-end outstanding borrowings during year	$107	$116
Weighted average interest rate on average month-end outstanding borrowings during year(b)	4.0%	4.7%

(a)	Includes borrowings under both committed credit facilities and uncommitted lines of credit and similar arrangements.

(b)	This calculation does not include the commitment fees to be paid on the unused revolving credit facility balances which are recorded as interest expense for accounting purposes.
Financing Arrangements

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Committed Credit Facilities(a) as of December 31, 2014
	Term	Commitments	Borrowings	Letters of Credit(b)	Available
	(Millions)
Tenneco Inc. revolving credit agreement	2019	1,200	—	34	1,166
Tenneco Inc. tranche A term facility	2019	300	300	—	—
Subsidiaries’ credit agreements	2015-2026	152	104	—	48
		$1,652	$404	$34	$1,214

(a)	We generally are required to pay commitment fees on the unused portion of the total commitment.

(b)	Letters of credit reduce the available borrowings under the revolving credit agreement.
Overview.    Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions. The arrangement is secured by substantially all our domestic assets and pledges of up to 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries.
On December 8, 2014, we completed an amendment and restatement of our senior credit facility by increasing the amounts and extending the maturity dates of our revolving credit facility and our Tranche A Term Facility. The amended and restated facility replaces our former $850 million revolving credit facility and $213 million Tranche A Term Facility. The proceeds from this refinancing transaction were used to repay the $213 million Tranche A Term Facility, to fund the fees and expenses associated with the purchase and redemption of our $225 million 7 3/4 percent senior notes due in 2018 and for general corporate purposes. As of December 31, 2014, the senior credit facility provides us with a total revolving credit facility size of $1,200 million and a $300 million Tranche A Term Facility, both of which will mature on December 8, 2019. Funds may be borrowed, repaid and re-borrowed under the revolving credit facility without premium or penalty (subject to any customary LIBOR breakage fees). The revolving credit facility is reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. Outstanding letters of credit reduce our availability to borrow revolving loans under the facility. We are required to make quarterly principal payments under the Tranche A Term Facility of $3.75 million through December 31, 2016, $5.625 million beginning March 31, 2017 through December 31, 2017, $7.5 million beginning March 31, 2018 through September 30, 2019 and a final payment of $195 million is due on December 8, 2019. We have excluded the required payments, within the next twelve months, under the Tranche A Term Facility totaling $15 million from current liabilities as of December 31, 2014, because we have the intent and ability to refinance the obligations on a long-term basis by using our revolving credit facility.
On November 20, 2014, we announced a cash tender offer to purchase our outstanding $225 million 7 3/4 percent senior notes due in 2018 and a solicitation of consents to certain proposed amendments to the indenture governing these notes. We received tenders and consents representing $181 million aggregate principal amount of the notes and, on December 5, 2014, we purchased the tendered notes at a price of 104.35 percent of the principal amount (which includes a consent payment of three percent of the principal amount), plus accrued and unpaid interest, and amended the related indenture. On December 22, 2014, we redeemed the remaining outstanding $44 million aggregate principal amount of senior notes that were not purchased pursuant to the tender offer at a price of 103.88 percent of the principal amount, plus accrued and unpaid interest. The additional liquidity provided by the new $1,200 million revolving credit facility and the new $300 million Tranche A Term Facility was used in part to fund the fees and expenses of the tender offer and redemption.
We recorded $13 million of pre-tax interest charges in December 2014 related to the refinancing of our senior credit facility, the repurchase and redemption of our 7  3/4 percent senior notes due in 2018 and the write-off of deferred debt issuance costs relating to those notes.
At December 31, 2014, of the $1,200 million available under the revolving credit facility, we had unused borrowing capacity of $1,166 million with zero balance in outstanding borrowings and $34 million in outstanding letters of credit. As of December 31, 2014, our outstanding debt also included $300 million related to our Tranche A Term Facility due December 8, 2019, $225 million of 5 3/8 percent senior notes due December 15, 2024, $500 million of 6 7/8 percent senior notes due December 15, 2020, and $104 million of other debt.
Senior Credit Facility — Interest Rates and Fees.    Beginning December 8, 2014, our Tranche A Term Facility and revolving credit facility bear interest at an annual rate equal to, at our option, either (i) London Interbank Offered Rate (“LIBOR”) plus a margin of 175 basis points, or (ii) a rate consisting of the greater of (a) the JPMorgan Chase prime rate plus a margin of 75 basis points, (b) the Federal Funds rate plus 50 basis points plus a margin of 75 basis points, and (c) one month LIBOR plus 100 basis points plus a margin of 75 basis points. The margin we pay on these borrowings will be increased by a total of 25 basis points above the original margin following each fiscal quarter for which our consolidated net leverage ratio is equal to or greater than 2.25 and less than 3.25, and will be increased by a total of 50 basis points above the original margin

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

following each fiscal quarter for which our consolidated net leverage ratio is equal to or greater than 3.25. In addition, beginning after we deliver financial statements for the fiscal quarter ending September 30, 2015, the margin we pay on these borrowings will be reduced by a total of 25 basis points below the original margin if our consolidated net leverage ratio is less than 1.25. We also pay a commitment fee equal to 30 basis points that will be reduced to 25 basis points or increased to up to 40 basis points depending on consolidated net leverage ratio changes as set forth in the senior credit facility.
Senior Credit Facility — Other Terms and Conditions.    Our senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA, as defined in the senior credit facility agreement), and consolidated interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined in the senior credit facility agreement) at the end of each period indicated. Failure to maintain these ratios will result in a default under our senior credit facility. The financial ratios required under the amended and restated senior credit facility (or the predecessor facility, as applicable) and the actual ratios we achieved for the four quarters of 2014, are as follows:

	Quarter Ended
	December 31, 2014		September 30, 2014		June 30, 2014		March 31, 2014
	Req.	Act.	Req.	Act.	Req.	Act.	Req.	Act.
Leverage Ratio (maximum)	3.50	1.22	3.50	1.55	3.50	1.57	3.50	1.63
Interest Coverage Ratio (minimum)	3.75	11.40	2.75	10.99	2.75	10.62	2.75	10.39

The senior credit facility includes a maximum leverage ratio covenant of 3.50 and a minimum interest coverage ratio of 2.75 through December 8, 2019.
The covenants in our senior credit facility agreement generally prohibit us from repaying or refinancing our senior notes. So long as no default existed, we would, however, under our senior credit facility agreement, be permitted to repay or refinance our senior notes (i) with the net cash proceeds of permitted refinancing indebtedness (as defined in the senior credit facility agreement) or with the net cash proceeds of our common stock in each case issued within 180 days prior to such repayment; (ii) with the net cash proceeds of the incremental facilities (as defined in the senior credit facility agreement) and certain indebtedness incurred by our foreign subsidiaries; (iii) with the proceeds of the revolving loans (as defined in the senior credit facility agreement); (iv) with the cash generated by our operations; (v) in an amount equal to the net cash proceeds of qualified capital stock (as defined in the senior credit facility agreement) issued by us after December 8, 2014; and (vi) in exchange for permitted refinancing indebtedness or in exchange for shares of our common stock; provided that such purchases are capped as follows (with respect to clauses (iii), (iv) and (v) based on a pro forma consolidated leverage ratio after giving effect to such purchase, cancellation or redemption):

Pro forma Consolidated Leverage Ratio	Aggregate Senior Note Maximum Amount
(Millions)
Greater than or equal to 3.0x	$20
Greater than or equal to 2.5x	$100
Greater than or equal to 2.0x	$200
Less than 2.0x	no limit
Although the senior credit facility agreement would permit us to repay or refinance our senior notes under the conditions described above, any repayment or refinancing of our outstanding notes would be subject to market conditions and either the voluntary participation of note holders or our ability to redeem the notes under the terms of the applicable note indenture. For example, while the senior credit facility agreement would allow us to repay our outstanding notes via a direct exchange of the notes for either permitted refinancing indebtedness or for shares of our common stock, we do not, under the terms of the agreements governing our outstanding notes, have the right to refinance the notes via any type of direct exchange.
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

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2014, we were in compliance with all the financial covenants and operational restrictions of the senior credit facility. Our senior credit facility does not contain any terms that could accelerate payment of the facility or affect pricing under the facility as a result of a credit rating agency downgrade.
Senior Notes.    As of December 31, 2014, our outstanding senior notes included $225 million of 5 3/8 percent senior notes due December 15, 2024 and $500 million of 6 7/8 percent senior notes due December 15, 2020. Under the indentures governing the notes, we are permitted to redeem some or all of the remaining senior notes at specified prices that decline to par over a specified period, (a) on or after December 15, 2019, in the case of the senior notes due 2024, and (b) December 15, 2015, in the case of the senior notes due 2020. In addition, the notes may also be redeemed at a price generally equal to 100 percent of the principal amount thereof plus a premium based on the present values of the remaining payments due to the noteholders. Further, the indentures governing the notes also permit us to redeem up to 35 percent of the senior notes due 2024, with the proceeds of certain equity offerings completed on or before December 15, 2017. If we sell certain of our assets or experience specified kinds of changes in control, we must offer to repurchase the notes due 2024 and 2020 at 101 percent of the principal amount thereof plus accrued and unpaid interest.
Our senior notes require that, as a condition precedent to incurring certain types of indebtedness not otherwise permitted, our consolidated fixed charge coverage ratio, as calculated on a pro forma basis, be greater than 2.00. The indentures also contain restrictions on our operations, including limitations on: (i) incurring additional indebtedness or liens; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; (v) asset sales and (vi) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. As of December 31, 2014, we were in compliance with the covenants and restrictions of these indentures.
Accounts Receivable Securitization.    We securitize some of our accounts receivable on a limited recourse basis in North America and Europe. As servicer under these accounts receivable securitization programs, we are responsible for performing all accounts receivable administration functions for these securitized financial assets including collections and processing of customer invoice adjustments. In North America, we have an accounts receivable securitization program with three commercial banks comprised of a first priority facility and a second priority facility. We securitize original equipment and aftermarket receivables on a daily basis under the bank program. In March 2014, the North American program was amended and extended to March 20, 2015. The first priority facility continues to provide financing of up to $110 million and the second priority facility, which is subordinated to the first priority facility, continues to provide up to an additional $40 million of financing. Both facilities monetize accounts receivable generated in the U.S. and Canada that meet certain eligibility requirements. The second priority facility also monetizes certain accounts receivable generated in the U.S. or Canada that would otherwise be ineligible under the first priority securitization facility. The amount of outstanding third-party investments in our securitized accounts receivable under the North American program was zero at December 31, 2014 and $10 million at December 31, 2013.
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
We also securitize receivables in our European operations with regional banks in Europe. The arrangements to securitize receivables in Europe are provided under six separate facilities provided by various financial institutions in each of the foreign jurisdictions. The commitments for these arrangements are generally for one year, but some may be cancelled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon notification. The amount of outstanding third-party investments in our securitized accounts receivable in Europe was $153 million and $134 million at December 31, 2014 and December 31, 2013, respectively.

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
In our North American accounts receivable securitization programs, we transfer a partial interest in a pool of receivables and the interest that we retain is subordinate to the transferred interest. Accordingly, we account for our North American securitization program as a secured borrowing. In our European programs, we transfer accounts receivables in their entirety to

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the acquiring entities and satisfy all of the conditions established under ASC Topic 860, “Transfers and Servicing,” to report the transfer of financial assets in their entirety as a sale. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under our European securitization programs approximates the fair value of such receivables. We recognized $2 million in interest expense for each of the years ended 2014 and 2013 and $3 million in interest expense for the year ended 2012, respectively, relating to our North American securitization program. In addition, we recognized a loss of $4 million for each of the years ended 2014, 2013 and 2012, on the sale of trade accounts receivable in our European accounts receivable securitization programs, representing the discount from book values at which these receivables were sold to our banks. The discount rate varies based on funding costs incurred by our banks, which averaged approximately two percent for the year ended 2014 and three percent for each of the years ended 2013 and 2012, respectively.

6.Financial Instruments
The carrying and estimated fair values of our financial instruments by class at December 31, 2014 and 2013 were as follows:

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(Millions)
Long-term debt (including current maturities)	$1,071	$1,106	$1,021	$1,089
Instruments with off-balance sheet risk:
Foreign exchange forward contracts:
Asset derivative contracts	—	—	—	—
Asset and Liability Instruments — The fair value of cash and cash equivalents, short and long-term receivables, accounts payable, and short-term debt was considered to be the same as or was not determined to be materially different from the carrying amount.
Long-term Debt — The fair value of our public fixed rate senior notes is based on quoted market prices. The fair value of our private borrowings under our senior credit facility and other long-term debt instruments is based on the market value of debt with similar maturities, interest rates and risk characteristics. The fair value of our level 1 debt, as classified in the fair value hierarchy, was $759 million and $792 million at December 31, 2014 and December 31, 2013, respectively. We have classified the $301 million and $287 million as level 2 in the fair value hierarchy at December 31, 2014 and December 31, 2013, respectively, since we utilize valuation inputs that are observable both directly and indirectly. We classified the remaining $46 million and $10 million, consisting of foreign subsidiary debt, as level 3 in the fair value hierarchy at December 31, 2014, and December 31, 2013, respectively.
Foreign exchange forward contracts — We use derivative financial instruments, principally foreign currency forward purchase and sales contracts with terms of less than one year, to hedge our exposure to changes in foreign currency exchange rates. Our primary exposure to changes in foreign currency rates results from intercompany loans made between affiliates to minimize the need for borrowings from third parties. Additionally, we enter into foreign currency forward purchase and sale contracts to mitigate our exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables. We manage counter-party credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements. We do not enter into derivative financial instruments for speculative purposes. The fair value of our foreign currency forward contracts is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. We record the change in fair value of these foreign exchange forward contracts as part of currency gains (losses) within cost of sales in the consolidated statements of income. The fair value of foreign exchange forward contracts are recorded in prepayments and other current assets or other current liabilities in the consolidated balance sheet. The fair value of our foreign currency forward contracts was a net liability position of less than $1 million at both December 31, 2014 and 2013.
The following table summarizes by major currency the notional amounts for foreign currency forward purchase and sale contracts as of December 31, 2014 (all of which mature in 2015):

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Notional Amount in Foreign Currency
		(Millions)
Australian dollars	—Purchase	3
British pounds	—Purchase	1
Canadian dollars	—Sell	(2)
European euro	—Purchase	1
	—Sell	(4)
Japanese yen	—Sell	(1,268)
South African rand	—Purchase	112
U.S. dollars	—Purchase	14
	—Sell	(10)

Guarantees — We have from time to time issued guarantees for the performance of obligations by some of our subsidiaries, and some of our subsidiaries have guaranteed our debt. All of our existing and future material domestic subsidiaries fully and unconditionally guarantee our senior credit facility and our senior notes on a joint and several basis. The senior credit facility is also secured by first-priority liens on substantially all our domestic assets and pledges of up to 66 percent of the stock of certain first-tier foreign subsidiaries. No assets or capital stock secure our senior notes. For additional information, refer to Note 13 of the consolidated financial statements of Tenneco Inc., where we present the Supplemental Guarantor Condensed Consolidating Financial Statements.
In March 2011, we entered into two performance guarantee agreements in the U.K. between Tenneco Management (Europe) Limited (“TMEL”) and the two Walker Group Retirement Plans, the Walker Group Employee Benefit Plan and the Walker Group Executive Retirement Benefit Plan (the “Walker Plans”), whereby TMEL will guarantee the payment of all current and future pension contributions in event of a payment default by the sponsoring or participating employers of the Walker Plans. As a result of our decision to enter into these performance guarantee agreements, the levy due to the U.K. Pension Protection Fund was reduced. The Walker Plans are comprised of employees from Tenneco Walker (U.K.) Limited and our Futaba-Tenneco U.K. joint venture. Employer contributions are funded by both Tenneco Walker (U.K.) Limited, as the sponsoring employer and Futaba-Tenneco U.K., as a participating employer. The performance guarantee agreements are expected to remain in effect until all pension obligations for the Walker Plans’ sponsoring and participating employers have been satisfied. The maximum amount payable for these pension performance guarantees, related to other participating employers, is approximately $55 million as of December 31, 2014 which is determined by taking 105 percent of the liability of the Walker Plans calculated under section 179 of the U.K. Pension Act of 2004 offset by plan assets. We did not record an additional liability in March 2011 for this performance guarantee since Tenneco Walker (U.K.) Limited, as the sponsoring employer of the Walker Plans, already recognizes 100 percent of the pension obligation calculated based on U.S. GAAP, for all of the Walker Plans’ participating employers on its balance sheet, which was $17 million and $10 million at December 31, 2014 and December 31, 2013, respectively. At December 31, 2014, all pension contributions under the Walker Plans were current for all of the Walker Plans’ sponsoring and participating employers.
In June 2011, we entered into an indemnity agreement between TMEL and Futaba Industrial Co. Ltd. which requires Futaba to indemnify TMEL for any cost, loss or liability which TMEL may incur under the performance guarantee agreements relating to the Futaba-Tenneco U.K. joint venture. The maximum amount reimbursable by Futaba to TMEL under this indemnity agreement is equal to the amount incurred by TMEL under the performance guarantee agreements multiplied by Futaba’s shareholder ownership percentage of the Futaba-Tenneco U.K. joint venture. At December 31, 2014, the maximum amount reimbursable by Futaba to TMEL is approximately $9 million.
We have issued guarantees through letters of credit in connection with some obligations of our affiliates. As of December 31, 2014, we have guaranteed $35 million in letters of credit to support some of our subsidiaries’ insurance arrangements, foreign employee benefit programs, environmental remediation activities and cash management and capital requirements.
Financial Instruments — One of our European subsidiaries receives payment from one of its customers whereby the accounts receivable are satisfied through the delivery of negotiable financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets. The amount of these financial instruments that was collected before their maturity date and sold at a discount totaled $1 million and $5 million at December 31, 2014 and December 31, 2013, respectively. No such financial instruments were held by our European subsidiary as of December 31, 2014 and December 31, 2013, respectively.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In certain instances, several of our Chinese subsidiaries receive payment from customers through the receipt of financial instruments on the date the customer payments are due. Several of our Chinese subsidiaries also satisfy vendor payments through the delivery of financial instruments on the date the payments are due. Financial instruments issued to satisfy vendor payables and not redeemed totaled $24 million and $13 million at December 31, 2014 and December 31, 2013, respectively, and were classified as notes payable. Financial instruments received from customers and not redeemed totaled $17 million and $12 million at December 31, 2014 and December 31, 2013, respectively. We classify financial instruments received from our customers as other current assets if issued by a financial institution of our customers or as customer notes and accounts if issued by our customer. We classified $17 million and $12 million in other current assets at December 31, 2014 and December 31, 2013, respectively.
The financial instruments received by one of our European subsidiaries and some of our Chinese subsidiaries are drafts drawn that are payable at a future date and, in some cases, are negotiable and/or are guaranteed by the banks of the customers. The use of these instruments for payment follows local commercial practice. Because certain of such financial instruments are guaranteed by our customers’ banks, we believe they represent a lower financial risk than the outstanding accounts receivable that they satisfy which are not guaranteed by a bank.
 Supply Chain Financing. Near the end of the second quarter of 2013 certain of our suppliers in the U.S. extended their payment terms to Tenneco. The liquidity benefit to Tenneco from the extended payment terms totaled $16 million at December 31, 2014. These suppliers also began participating in a supply chain financing program under which they securitize their accounts receivables from Tenneco with two financial institutions. The financial institutions participate in the supply chain financing program on an uncommitted basis and can cease purchasing receivables from Tenneco's suppliers at any time. If the financial institutions did not continue to purchase receivables from Tenneco's suppliers under this program, the participating vendors could reduce their payment terms to Tenneco which in turn would cause our borrowings under our revolving credit facility to increase.
Restricted Cash - Two of our Australian subsidiaries arranged for $3 million in guarantees to be issued by a financial institution to support some of our subsidiaries' property lease arrangements and workers compensation programs. These guarantees were supported by a cash deposit with the financial institution which has been classified as restricted cash on the Tenneco Inc. consolidated balance sheet at December 31, 2014.

7.Income Taxes
The domestic and foreign components of our income before income taxes and noncontrolling interests are as follows:

	Year Ended December 31,
	2014	2013	2012
	(Millions)
U.S. income before income taxes	$130	$150	$166
Foreign income before income taxes	271	194	157
Income before income taxes and noncontrolling interests	$401	$344	$323
Following is a comparative analysis of the components of income tax expense:

	Year Ended December 31,
	2014	2013	2012
	(Millions)
Current —
U.S. federal	$38	$25	$—
State and local	3	4	4
Foreign	92	81	89
	133	110	93
Deferred —
U.S. federal	2	(4)	(25)
State and local	7	2	(20)
Foreign	(11)	14	(29)
	(2)	12	(74)
Income tax expense	$131	$122	$19

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following is a reconciliation of income taxes computed at the statutory U.S. federal income tax rate (35 percent for all years presented) to the income tax expense reflected in the statements of income:

	Year Ended December 31,
	2014	2013	2012
	(Millions)
Income tax expense computed at the statutory U.S. federal income tax rate	$140	$120	$113
Increases (reductions) in income tax expense resulting from:
Foreign income taxed at different rates	(21)	(21)	(21)
Taxes on repatriation of dividends	4	9	8
Remeasurement of estimated tax on unremitted earnings	—	(17)	—
State and local taxes on income, net of U.S. federal income tax benefit	8	6	4
Changes in valuation allowance for tax loss carryforwards and credits	12	27	(91)
Foreign tax holidays	(6)	(5)	(5)
Investment and R&D tax credits	(10)	(8)	(1)
Foreign earnings subject to U.S. federal income tax	7	5	23
Adjustment of prior years taxes	(2)	(1)	(5)
Impact of tax law changes	—	(3)	(1)
Tax contingencies	—	6	(6)
Other	(1)	4	1
Income tax expense	$131	$122	$19
The components of our net deferred tax assets were as follows:

	Year Ended December 31,
	2014	2013
	(Millions)
Deferred tax assets —
Tax loss carryforwards:
U.S. federal	$—	$—
State	15	23
Foreign	75	78
Tax credit benefits	86	88
Postretirement benefits other than pensions	55	43
Pensions	56	36
Bad debts	2	1
Sales allowances	7	6
Payroll and other accruals	155	132
Valuation allowance	(139)	(135)
Total deferred tax assets	312	272
Deferred tax liabilities —
Tax over book depreciation	51	56
Other	59	51
Total deferred tax liabilities	110	107
Net deferred tax assets	$202	$165

State tax loss carryforwards have been presented net of uncertain tax positions that if realized, would reduce tax loss carryforwards in 2014 and 2013 by $6 million and $4 million, respectively. Additionally, foreign tax loss carryforwards, have been presented net of uncertain tax positions that if realized, would reduce tax loss carryforwards in 2014 and 2013 by $12 million and $6 million, respectively.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following is a reconciliation of deferred taxes to the deferred taxes shown in the balance sheet:

	Year Ended December 31,
	2014	2013
	(Millions)
Balance Sheet:
Current portion — deferred tax asset	$81	$71
Non-current portion — deferred tax asset	143	125
Current portion — deferred tax liability shown in other current liabilities	(4)	(3)
Non-current portion — deferred tax liability	(18)	(28)
Net deferred tax assets	$202	$165
As a result of the valuation allowances recorded for $139 million and $135 million at December 31, 2014 and 2013, respectively, we have potential tax assets that were not recognized on our balance sheet. These unrecognized tax assets resulted primarily from foreign tax loss carryforwards, foreign investment tax credits, foreign research and development credits and U.S. state net operating losses that are available to reduce future tax liabilities.
We reported income tax expense of $131 million, $122 million and $19 million in the years ended 2014, 2013 and 2012, respectively. The tax expense recorded in 2014 includes a net tax benefit of $11 million for prior year tax adjustments primarily relating to changes to uncertain tax positions and prior year income tax estimates. The tax expense recorded in 2013 differs from the expense that would be recorded using a U.S. Federal statutory rate of 35 percent primarily due to the impact of recording a valuation allowance against a tax benefit for restructuring activities in Spain and Belgium and U.S. taxes on repatriation of dividends, partially offset by tax adjustments related to recognizing a U.S. tax benefit for foreign taxes and a favorable mix of income generated in low tax rate jurisdictions. The tax expense recorded in 2012 included the impact of the U.S. 2012 valuation allowance release and income generated in lower tax rate jurisdictions, partially offset by the impact of recording a valuation allowance against the tax benefit for tax credits and losses in certain foreign jurisdictions.
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
We do not provide for U.S. income taxes on unremitted earnings of foreign subsidiaries, except for the earnings of certain of our China operations, as our present intention is to reinvest the unremitted earnings in our foreign operations. Unremitted earnings of foreign subsidiaries were approximately $737 million at December 31, 2014. We estimated that the amount of U.S. and foreign income taxes that would be accrued or paid upon remittance of the assets that represent those unremitted earnings was $121 million. The estimated U.S. and foreign income taxes on unremitted earnings may be impacted in the future if we are unable to claim a U.S. foreign tax credit.
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
A reconciliation of our uncertain tax positions is as follows:

	2014	2013	2012
	(Millions)
Uncertain tax positions —
Balance January 1	$115	$107	$119
Gross increases in tax positions in current period	8	15	13
Gross increases in tax positions in prior period	5	—	1
Gross decreases in tax positions in prior period	(5)	(1)	(12)
Gross decreases — settlements	(2)	—	(5)
Gross decreases — statute of limitations expired	(7)	(6)	(9)
Balance December 31	$114	$115	$107
Included in the balance of uncertain tax positions were $101 million in 2014, $107 million in 2013, $101 million in 2012, of tax benefits, that if recognized, would affect the effective tax rate. We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. Penalties of less than $1 million were accrued in 2014, 2013 and 2012. Additionally, we accrued interest income related to uncertain tax positions of less than $1 million in 2014, accrued interest expense of $2 million in 2013, and interest income of $2 million in 2012. Our liability for penalties was $2 million at December 31, 2014, $2 million at December 31, 2013 and $3 million at December 31, 2012, respectively, and our liability for interest was $6 million, $7 million, and $5 million at December 31, 2014, 2013 and 2012, respectively.
Our uncertain tax position at December 31, 2014 and 2013 included exposures relating to the disallowance of deductions, global transfer pricing and various other issues. We believe it is reasonably possible that a decrease of up to $30 million in unrecognized tax benefits related to the expiration of foreign statute of limitations and the conclusion of income tax examinations may occur within the coming year.
We are subject to taxation in the U.S. and various state and foreign jurisdictions. As of December 31, 2014, our tax years open to examination in primary jurisdictions are as follows:

Open To Tax Year
United States	2000
China	2004
Spain	2003
Canada	2011
Brazil	2010
Mexico	2009
Belgium	2012
Germany	2010
United Kingdom	2012

8.Common Stock
We have authorized 135 million shares ($0.01 par value) of common stock, of which 64,454,248 shares and 63,714,728 shares were issued at December 31, 2014 and 2013, respectively. We held 3,244,692 and 2,844,692 shares of treasury stock at December 31, 2014 and 2013, respectively.
Equity Plans — In December 1996, we adopted the 1996 Stock Ownership Plan, which permitted the granting of a variety of awards, including common stock, restricted stock, performance units, stock equivalent units, stock appreciation rights (“SARs”) and stock options to our directors, officers, employees and consultants. The 1996 plan, which terminated as to new awards on December 31, 2001, was renamed the “Stock Ownership Plan.” In December 1999, we adopted the Supplemental Stock Ownership Plan, which permitted the granting of a variety of similar awards to our directors, officers, employees and consultants. We were authorized to deliver up to about 1.1 million treasury shares of common stock under the Supplemental Stock Ownership Plan, which also terminated as to new awards on December 31, 2001. In March 2002, we adopted the 2002 Long-Term Incentive Plan which permitted the granting of a variety of similar awards to our officers, directors, employees and

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consultants. Up to 4 million shares of our common stock were authorized for delivery under the 2002 Long-Term Incentive Plan. In March 2006, we adopted the 2006 Long-Term Incentive Plan which replaced the 2002 Long-Term Incentive Plan and permits the granting of a variety of similar awards to directors, officers, employees and consultants. On May 13, 2009, our stockholders approved an amendment to the Tenneco Inc. 2006 Long-Term Incentive Plan to increase the shares of common stock available thereunder by 2.3 million. Each share underlying an award generally counts as one share against the total plan availability under the 2009 amendment, each share underlying a full value award (e.g. restricted stock), however, counts as 1.25 shares against the total plan availability. On May 15, 2013 our stockholders approved another amendment to the Tenneco Inc. 2006 Long-Term Incentive Plan to increase the shares of common stock available thereunder by 3.5 million. As part of this amendment, each share underlying a full value award subsequently issued counts as 1.49 shares against total plan availability. As of December 31, 2014, up to 3,610,571 shares of our common stock remain authorized for delivery under the 2006 Long-Term Incentive Plan. Our nonqualified stock options have seven to 20 year terms and vest equally over a three-year service period from the date of the grant.
We have granted restricted common stock and stock options to our directors and certain key employees and restricted stock units, payable in cash, to certain key employees. These awards generally require, among other things, that the award holder remain in service to our company during the restriction period, which is currently three years, with a portion of the award vesting equally each year. We also have granted stock equivalent units and long-term performance units to certain key employees that are payable in cash. At December 31, 2014, the long-term performance units outstanding included a three-year grant for 2012-2014 payable in the first quarter of 2015, a three-year grant for 2013-2015 payable in the first quarter of 2016, and a three-year grant for 2014-2016 payable in the first quarter of 2017. Payment is based on the attainment of specified performance goals. Grant value is based on stock price, cumulative EBITDA and free cash flow metrics. In addition, we have granted SARs to certain key employees in our Asian and Indian operations that are payable in cash after a three-year service period. The grant value is indexed to the stock price.
Accounting Methods — We have recorded compensation expense (net of taxes) of $3 million, $6 million, and $5 million in the years ended December 31, 2014, 2013 and 2012, respectively, related to nonqualified stock options as part of our selling, general and administrative expense. This resulted in a $0.06 decrease in basic and diluted earnings per share in 2014, a $0.10 decrease in basic and a $0.09 decrease in diluted earnings per share in 2013, and a $0.09 decrease in basic and a $0.08 decrease in diluted earnings per share in 2012.
For employees eligible to retire at the grant date, we immediately expense stock options and restricted stock. If employees become eligible to retire during the vesting period, we immediately recognize any remaining expense associated with their stock options and restricted stock.
As of December 31, 2014, there was approximately $5 million of unrecognized compensation costs related to our stock options awards that we expect to recognize over a weighted average period of 0.9 years.
Compensation expense for restricted stock, restricted stock units, long-term performance units and SARs (net of taxes) was $13 million, $17 million, and $16 million for each of the years ended 2014, 2013 and 2012, respectively, and was recorded in selling, general, and administrative expense on the consolidated statements of income.
Cash received from stock option exercises was $10 million in 2014, $15 million in 2013, and $7 million in 2012. Stock option exercises generated an excess tax benefit of $12 million in 2014, $6 million in 2013 and $10 million in 2012. We started to record this tax benefit in the third quarter of 2013 when we began utilizing our federal and state NOLs. We recorded a tax benefit of $26 million in 2014, of which $14 million was related to the historic tax benefit on stock options from 2011 to 2013. In 2013 we recorded a tax benefit of $24 million related to the historic tax benefit on stock options from 2006 through 2011.
Assumptions — We calculated the fair values of stock option awards using the Black-Scholes option pricing model with the weighted average assumptions listed below. The fair value of share-based awards is determined at the time the awards are granted which is generally in January of each year, and requires judgment in estimating employee and market behavior.

	2014	2013	2012
Stock Options Granted:
Weighted average grant date fair value, per share	$26.46	$19.84	$17.35
Weighted average assumptions used:
Expected volatility	52.8%	66.4%	73.5%
Expected lives	5.0	4.9	4.7
Risk-free interest rates	1.7%	0.7%	0.8%
Dividends yields	—%	—%	—%

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
Stock Options — The following table reflects the status and activity for all options to purchase common stock for the period indicated:

	Year Ended December 31, 2014
	Shares Under Option	Weighted Avg. Exercise Prices	Weighted Avg. Remaining Life in Years	Aggregate Intrinsic Value
				(Millions)
Outstanding Stock Options:
Outstanding, January 1, 2014	1,983,573	$22.93	4.5	$62
Granted	192,624	56.23
Canceled	(31,299)	19.78
Forfeited	(300)	22.77
Exercised	(25,595)	14.72		1
Outstanding, March 31, 2014	2,119,003	$26.10	4.6	$67
Granted	—	—
Forfeited	—	—
Exercised	(32,233)	25.49		1
Outstanding, June 30, 2014	2,086,770	$26.11	4.3	$75
Granted	834	66.54
Canceled	(526)	36.00
Forfeited	(1,535)	29.72
Exercised	(12,358)	23.81		—
Outstanding, September 30, 2014	2,073,185	$26.13	4.1	$77
Granted	—	—
Canceled	—	—
Forfeited	(12,182)	47.36
Exercised	(607,000)	13.66		24
Outstanding, December 31, 2014	1,454,003	$31.16	4.4	$33
Of the outstanding 1,454,003 options, 971,689 are currently exercisable and have an intrinsic value of $28 million, a weighted average exercise price of 25.37 and a weighted average remaining life of 4.5 years.
The weighted average grant-date fair value of options granted during the years 2014, 2013 and 2012 was $26.48, $19.91 and $17.49, respectively. The total intrinsic value of options exercised during the years ended December 31, 2014, 2013, and 2012 was $30 million, $19 million and $10 million, respectively. The total fair value of shares vested was $6 million, $5 million, and $4 million in 2014, 2013 and 2012.

Restricted Stock — The following table reflects the status for all nonvested restricted shares for the period indicated:

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2014
	Shares	Weighted Avg. Grant Date Fair Value
Nonvested Restricted Shares
Nonvested balance at January 1, 2014	368,268	$34.90
Granted	131,561	54.90
Vested	(186,112)	36.57
Forfeited	—	—
Nonvested balance at March 31, 2014	313,717	$42.30
Granted	2,838	66.96
Vested	(2,286)	31.63
Forfeited	(575)	38.52
Nonvested balance at June 30, 2014	313,694	$42.60
Granted	1,160	67.02
Vested	(10,664)	55.36
Forfeited	—	—
Nonvested balance at September 30, 2014	304,190	$42.25
Granted	—	—
Vested	(11,040)	36.37
Forfeited	(7,099)	47.37
Nonvested balance at December 31, 2014	286,051	$42.35
The fair value of restricted stock grants is equal to the average market price of our stock at the date of grant. As of December 31, 2014, approximately $5 million of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of approximately 1.7 years.
The weighted average grant-date fair value of restricted stock granted during the years 2014, 2013 and 2012 was $55.26, $36.40, and $30.06, respectively. The total fair value of restricted shares vested was $8 million in 2014, $6 million in 2013 and $5 million in 2012.
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
In January 2013, our Board of Directors approved a share repurchase program, authorizing our company to repurchase up to 550,000 shares of our outstanding common stock over a 12 month period. This share repurchase program is intended to offset dilution from shares of restricted stock and stock options issued in 2013 to employees. We purchased 450,000 shares through open market purchases and 100,000 shares from the Tenneco Retirement Plan for Salaried Employees, both of which were funded through cash from operations, at a total cost of $27 million, at an average price of 49.33 per share. These repurchased shares are held as part of our treasury stock which increased to 2,844,692 shares at December 31, 2013 from 2,294,692 shares at December 31, 2012.
In January 2014, our Board of Directors approved a share repurchase program, authorizing our company to repurchase up to 400,000 shares of our outstanding common stock over a 12 month period. This share repurchase program is intended to offset dilution from shares of restricted stock and stock options issued in 2014 to employees. We purchased 400,000 shares through open market purchases, which were funded through cash from operations, at a total cost of $22 million, at an average price of $56.06 per share. These repurchased shares are held as part of our treasury stock which increased to 3,244,692 shares at December 31, 2014 from 2,844,692 shares at December 31, 2013.
In January 2015, our Board of Directors approved a share repurchase program, authorizing our company to repurchase up to $350 million of our outstanding common stock over a three-year period.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Term Performance Units, Restricted Stock Units and SARs — Long-term performance units, restricted stock units, and SARs are paid in cash and recognized as a liability based upon their fair value. As of December 31, 2014, $14 million of total unrecognized compensation costs is expected to be recognized over a weighted-average period of approximately 1.6 years.

9.Preferred Stock
We had 50 million shares of preferred stock ($0.01 par value) authorized at December 31, 2014 and 2013, respectively. No shares of preferred stock were outstanding at those dates.

10.Pension Plans, Postretirement and Other Employee Benefits
Pension benefits are based on years of service and, for most salaried employees, on average compensation. Our funding policy is to contribute to the plans amounts necessary to satisfy the funding requirement of applicable federal or foreign laws and regulations. Of our $931 million benefit obligation at December 31, 2014, approximately $879 million required funding under applicable federal and foreign laws. The balance of our benefit obligation, $52 million, did not require funding under applicable federal or foreign laws and regulations. At December 31, 2014, we had approximately $726 million in assets to fund that obligation. Pension plan assets were invested in the following classes of securities:

	Percentage of Fair Market Value
	December 31, 2014		December 31, 2013
	US	Foreign	US	Foreign
Equity Securities	70%	60%	71%	62%
Debt Securities	30%	32%	29%	31%
Real Estate	—	4%	—	2%
Other	—	4%	—%	5%
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
The following table presents our plan assets using the fair value hierarchy as of December 31, 2014 and 2013, respectively. The fair value hierarchy has three levels based on the methods used to determine the fair value. Level 1 assets refer to those asset values based on quoted market prices in active markets for identical assets at the measurement date. Level 2 assets refer to assets with values determined using significant other observable inputs, and Level 3 assets include values determined with non-observable inputs.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value Level as of December 31, 2014
	US			Foreign
Asset Category	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(Millions)
Equity securities:
U.S. large cap	$41	$134	$—	$31	$25	$—
U.S. mid cap	—	—	—	4	5	—
U.S. Small Cap	—	25	—	—	—	—
Non-U.S. large cap	—	—	—	57	68	—
Non-U.S. mid cap	—	24	—	20	16	—
Non-U.S. small cap	—	—	—	1	6	—
Emerging markets	—	8	—	—	3	—
Debt securities:
U.S. corporate bonds	—	5	—	—	5	—
U.S. other fixed income	—	95	—	—	—	—
Non-U.S. treasuries/government bonds	—	—	—	41	27	—
Non-U.S. corporate bonds	—	—	—	20	27	—
Non-U.S. mortgage backed securities	—	—	—	—	2	—
Non-U.S. municipal obligations	—	—	—	1	—	—
Non-U.S. asset backed securities	—	—	—	—	—	—
Non-U.S. other fixed income	—	—	—	1	—	—
Real Estate:
Non-U.S. real estate	—	—	—	—	6	—
Other:
Insurance contracts	—	—	—	—	13	9
Cash held in bank accounts	2	—	—	4	—	—
Total	$43	$291	$—	$180	$203	$9

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value Level as of December 31, 2013
	US			Foreign
Asset Category	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(Millions)
Equity securities:
U.S. large cap	$41	$143	$—	$31	$21	$—
U.S. mid cap	—	—	—	4	4	—
U.S. Small Cap	—	27	—	—	—	—
Non-U.S. large cap	—	—	—	57	71	—
Non-U.S. mid cap	—	27	—	20	19	—
Non-U.S. small cap	—	—	—	1	7	—
Emerging markets	—	8	—	—	4	—
Debt securities:
U.S. corporate bonds	—	5	—	—	4	—
U.S. other fixed income	—	96	—	—	—	—
Non-U.S. treasuries/government bonds	—	—	—	35	25	—
Non-U.S. corporate bonds	—	—	—	18	18	—
Non-U.S. mortgage backed securities	—	—	—	—	4	—
Non-U.S. municipal obligations	—	—	—	1	—	—
Non-U.S. asset backed securities	—	—	—	—	3	—
Non-U.S. other fixed income	—	—	—	1	2	—
Real Estate:
Non-U.S. real estate	—	—	—	1	5	—
Other:
Insurance contracts	—	—	—	—	9	8
Cash held in bank accounts	—	—	—	6	—	—
Total	$41	$306	$—	$175	$196	$8
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

The table below summarizes the changes in the fair value of the Level 3 assets:

	December 31, 2014		December 31, 2013
	Level 3 Assets		Level 3 Assets
	US	Foreign	US	Foreign
	(Millions)		(Millions)
Balance at December 31 of the previous year	$—	$8	$—	$8
Actual return on plan assets:
Relating to assets still held at the reporting date	—	1	—	—
Ending Balance at December 31	$—	$9	$—	$8
The following table contains information about significant concentrations of risk, including all individual assets that make up more than 5 percent of the total assets and any direct investments in Tenneco stock:

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asset Category	Fair Value Level	Value	Percentage of Total Assets
	(Millions)
2014:
Tenneco Stock	1	$41	5.6%
2013:
Tenneco Stock	1	$41	5.6%
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

A summary of the change in benefit obligation, the change in plan assets, the development of net amount recognized, and the amounts recognized in the balance sheets for the pension plans and postretirement benefit plan follows:

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension				Postretirement
	2014		2013		2014	2013
	US	Foreign	US	Foreign	US	US
	(Millions)
Change in benefit obligation:
Benefit obligation at December 31 of the previous year	$421	$442	$461	$431	$112	$131
Currency rate conversion	—	(41)	—	(2)	—	—
Settlement	(53)	—	—	(1)	—	—
Curtailment	—	—		(1)
Service cost	1	8	1	9	—	—
Interest cost	20	18	19	17	6	5
Administrative expenses/taxes paid	—	(2)	—	(2)	—	—
Plan amendments	—	—	—	1	—	—
Actuarial (gain)/loss	77	73	(41)	6	18	(16)
Prior period correction	—	—	—	—	15	—
Benefits paid	(18)	(17)	(19)	(18)	(8)	(8)
Participants’ contributions	—	2	—	2	—	—
Benefit obligation at December 31	$448	$483	$421	$442	$143	$112
Change in plan assets:
Fair value at December 31 of the previous year	$347	$379	$275	$332	$—	$—
Currency rate conversion	—	(32)	—	(3)	—	—
Settlement	(41)	—	—	(1)	—	—
Actual return on plan assets	23	40	60	43	—	—
Administrative expenses/taxes paid	—	(2)	—	(2)	—	—
Employer contributions	23	22	31	26	8	8
Prescription drug subsidy received	—	—	—	—	—	—
Participants’ contributions	—	2	—	2	—	—
Benefits paid	(18)	(17)	(19)	(18)	(8)	(8)
Fair value at December 31	$334	$392	$347	$379	$—	$—
Development of net amount recognized:
Unfunded status at December 31	$(115)	$(90)	$(74)	$(62)	$(143)	$(112)
Unrecognized cost:
Actuarial loss	230	172	190	137	53	32
Prior service cost/(credit)	1	5	1	7	(10)	(16)
Net amount recognized at December 31	$116	$87	$117	$82	$(100)	$(96)
Amounts recognized in the balance sheets as of December 31
Noncurrent assets	—	8	—	11	—	—
Current liabilities	(10)	(3)	(6)	(2)	(9)	(8)
Noncurrent liabilities	(105)	(95)	(68)	(71)	(134)	(104)
Net amount recognized	$(115)	$(90)	$(74)	$(62)	$(143)	$(112)
Assets of one plan may not be utilized to pay benefits of other plans. Additionally, the prepaid (accrued) pension cost has been recorded based upon certain actuarial estimates as described below. Those estimates are subject to revision in future periods given new facts or circumstances.

Net periodic pension costs for the years 2014, 2013 and 2012, consist of the following components:

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2014		2013		2012
	US	Foreign	US	Foreign	US	Foreign
	(Millions)
Service cost — benefits earned during the year	$1	$8	$1	$9	$1	$7
Interest cost	20	18	19	17	20	18
Expected return on plan assets	(25)	(23)	(22)	(20)	(22)	(20)
Curtailment loss	—	—	—	—	—	—
Settlement loss	21	—	—	1	—	1
Net amortization:
Actuarial loss	7	7	9	10	7	7
Prior service cost	—	2	—	1	—	2
Net pension costs	$24	$12	$7	$18	$6	$15
Amounts recognized in accumulated other comprehensive loss for pension benefits consist of the following components:

	2014		2013
	US	Foreign	US	Foreign
	(Millions)
Net actuarial loss	$230	$172	$190	$137
Prior service cost	1	5	1	7
	$231	$177	$191	$144
Amounts recognized for pension and postretirement benefits in other comprehensive income for the year ended December 31, 2014 and 2013 include the following components:

	Year Ended December 31,
	2014			2013
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
	(Millions)
Defined benefit pension and postretirement plans:
Change in total actuarial gain (loss)	$(124)	$35	$(89)	$113	$(41)	$72
Amortization of prior service cost included in net periodic pension and postretirement cost	(5)	1	(4)	(5)	2	(3)
Amortization of actuarial gain (loss) included in net periodic pension and postretirement cost	18	(5)	13	23	(7)	16
Other comprehensive income — pension benefits	$(111)	$31	$(80)	$131	$(46)	$85

In 2015, we expect to recognize the following amounts, which are currently reflected in accumulated other comprehensive loss, as components of net periodic benefit cost:

	2015
	US	Foreign
	(Millions)
Net actuarial loss	$8	$9
Prior service cost	—	1
	$8	$10
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for all pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2014 and 2013 were as follows:

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2014		December 31, 2013
	US	Foreign	US	Foreign
	(Millions)
Projected benefit obligation	$448	$349	$421	$289
Accumulated benefit obligation	448	344	421	286
Fair value of plan assets	334	253	347	218
The following estimated benefit payments are payable from the pension plans to participants:

Year	US	Foreign
	(Millions)
2015	$29	$18
2016	21	19
2017	29	18
2018	22	19
2019	24	22
2020-2023	122	113
The following assumptions were used in the accounting for the pension plans for the years of 2014, 2013, and 2012:

	2014		2013
	US	Foreign	US	Foreign
Weighted-average assumptions used to determine benefit obligations
Discount rate	4.1%	3.3%	4.8%	4.3%
Rate of compensation increase	N/A	3.4%	N/A	3.3%

	2014		2013		2012
	US	Foreign	US	Foreign	US	Foreign
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	4.8%	4.3%	4.1%	4.2%	4.8%	4.9%
Expected long-term return on plan assets	7.8%	6.1%	7.8%	6.2%	8.3%	6.3%
Rate of compensation increase	N/A	3.3%	N/A	3.4%	N/A	3.5%

We made contributions of $46 million to our pension plans during 2014. Based on current actuarial estimates, we believe we will be required to make contributions of $31 million to those plans during 2015. Pension contributions beyond 2015 will be required, but those amounts will vary based upon many factors, including the performance of our pension fund investments during 2015 and future discount rate changes.
The company announced and launched a voluntary program offering to buyout former employees vested in the U.S. pension plan during the third quarter of 2014. The process was completed in the fourth quarter. Based on participant responses, more than 60% of the former employees who were eligible to participate received a buyout. This resulted in a non-cash charge of $21 million. The cash payments to those former employees who elected to take the buyout were made from the pension plan's assets and did not impact the company's cash flow. This program reduced the outstanding U.S. pension liability by approximately $50 million.
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
Net periodic postretirement benefit cost for the years 2014, 2013, and 2012, consists of the following components:

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2014	2013	2012
	(Millions)
Service cost — benefits earned during the year	$—	$—	$1
Interest on accumulated postretirement benefit obligation	6	5	6
Net amortization:
Actuarial loss	4	4	5
Prior service credit	(7)	(6)	(6)
Prior period correction	9	$—	$—
Net periodic postretirement benefit cost	$12	$3	$6
In the fourth quarter of 2014, we recorded an $11 million adjustment to our postretirement medical expense as a result of approximately 170 retirees who were entitled to benefits but had not been included in the prior year calculations of net periodic postretirement benefit cost.
In 2015, we expect to recognize the following amounts, which are currently reflected in accumulated other comprehensive loss, as components of net periodic benefit cost:

2015
(Millions)
Net actuarial loss	$5
Prior service credit	(4)
$1
The following estimated postretirement benefit payments are payable from the plan to participants:

Year	Postretirement Benefits
(Millions)
2015	$9
2016	9
2017	9
2018	9
2019	9
2020-2023	42
We do not expect to receive any future subsidies under the Medicare Prescription Drug, Improvement, and Modernization Act.

The weighted-average assumed health care cost trend rate used in determining the 2014 accumulated postretirement benefit obligation was 6.5 percent, declining to 4.5 percent by 2019. For 2013, the health care cost trend rate was 7.0 percent declining to 4.5 percent by 2019 and for 2012, the health care cost trend rate was 7.5 percent declining to 4.5 percent by 2019.
The following assumptions were used in the accounting for postretirement cost for the years of 2014, 2013 and 2012:

	2014	2013
Weighted-average assumptions used to determine benefit obligations
Discount rate	4.1%	4.8%
Rate of compensation increase	N/A	N/A

	2014	2013	2012
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	4.8%	4.1%	4.8%
Rate of compensation increase	N/A	N/A	N/A
A one-percentage-point increase in the 2014 assumed health care cost trend rates would increase total service and interest cost by less than $1 million and would increase the postretirement benefit obligation by $15 million. A one-percentage-point

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

decrease in the 2014 assumed health care cost trend rates would decrease the total service and interest cost by less than $1 million and decrease the postretirement benefit obligation by $12 million.
Based on current actuarial estimates, we believe we will be required to make postretirement contributions of approximately $9 million during 2015.
Effective January 1, 2012, the Tenneco Employee Stock Ownership Plan for Hourly Employees and the Tenneco Employee Stock Ownership Plan for Salaried Employees were merged into one plan called the Tenneco 401(k) Retirement Savings Plan (the “Retirement Savings Plan”). Under the plan, subject to limitations in the Internal Revenue Code, participants may elect to defer up to 75 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We match 100 percent of an employee's contributions up to three percent of the employee's salary and 50 percent of an employee's contributions that are between three percent and five percent of the employee's salary. In connection with freezing the defined benefit pension plans for nearly all U.S. based salaried and non-union hourly employees effective December 31, 2006, and the related replacement of those defined benefit plans with defined contribution plans, we are making additional contributions to the Employee Stock Ownership Plans. We recorded expense for these contributions of approximately $25 million, $23 million and $21 million in 2014, 2013 and 2012, respectively. Matching contributions vest immediately. Defined benefit replacement contributions fully vest on the employee’s third anniversary of employment.

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

Segment results for 2014, 2013 and 2012 are as follows:

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Clean Air Division			Ride Performance Division
	North America	Europe, South America & India	Asia Pacific	North America	Europe, South America & India	Asia Pacific	Other	Reclass & Elims	Total
	(Millions)
At December 31, 2014, and for the Year Ended
Revenues from external customers	$2,815	$1,974	$1,022	$1,351	$1,032	$226	$—	$—	$8,420
Intersegment revenues	25	114	—	10	38	43	—	(230)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	237	59	101	143	40	36	(124)	—	492
Total assets	1,165	789	593	664	503	227	—	69	4,010
At December 31, 2013, and for the Year Ended
Revenues from external customers	2,658	1,934	852	1,255	1,046	219	—	—	7,964
Intersegment revenues	8	111	1	10	41	32	—	(203)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	229	57	84	124	(7)	22	(85)	—	424
Total assets	1,030	827	544	628	552	213	—	36	3,830
At December 31, 2012, and for the Year Ended
Revenues from external customers	$2,506	$1,726	$694	$1,213	$1,041	$183	$—	$—	$7,363
Intersegment revenues	6	101	1	10	53	30	—	(201)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	202	54	71	122	41	5	(67)	—	428
Total assets	1,029	725	435	593	600	202	—	24	3,608

The following table shows information relating to our external customer revenues for each product or each group of similar products:

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Net Sales Year Ended December 31,
	2014	2013	2012
	(Millions)
Emission Control Products & Systems
Aftermarket	$318	$327	$318
Original Equipment
OE Value-add	3,559	3,282	2,948
OE Substrate	1,934	1,835	1,660
	5,493	5,117	4,608
	5,811	5,444	4,926
Ride Control Products & Systems
Aftermarket	976	953	944
Original Equipment	1,633	1,567	1,493
	2,609	2,520	2,437
Total Revenues	$8,420	$7,964	$7,363

The following customers accounted for 10 percent or more of our net sales in the last three years. The net sales to both customers were across segments.

Customer	2014	2013	2012
General Motors Company	15%	15%	17%
Ford Motor Company	13%	14%	15%
The following table shows information relating to the geographic regions in which we operate:

	Geographic Area
	United States	China	Germany	Mexico	Canada	Other Foreign(a)	Reclass & Elims	Consolidated
	(Millions)
At December 31, 2014, and for the Year Then Ended
Revenues from external customers(b)	$3,348	$1,079	$955	$423	$413	$2,202	$—	$8,420
Long-lived assets(c)	473	192	113	34	52	487	—	1,351
Total assets	1,710	683	319	156	164	1,133	(155)	4,010
At December 31, 2013, and for the Year Then Ended
Revenues from external customers(b)	$3,144	$875	$941	$397	$387	$2,220	$—	$7,964
Long-lived assets(c)	448	158	120	31	59	500	—	1,316
Total assets	1,552	602	358	126	182	1,200	(190)	3,830
At December 31, 2012, and for the Year Then Ended
Revenues from external customers(b)	$2,975	$661	$817	$374	$389	$2,147	$—	$7,363
Long-lived assets(c)	429	139	115	31	57	490	—	1,261
Total assets	1,521	448	344	120	168	1,187	(180)	3,608

(a)	Revenues from external customers and long-lived assets for individual foreign countries other than China, Germany, Mexico, and Canada are not material.

(b)	Revenues are attributed to countries based on location of the shipper.

(c)	Long-lived assets include all long-term assets except goodwill, intangibles and deferred tax assets.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.Commitments and Contingencies
Capital Commitments
We estimate that expenditures aggregating approximately $132 million will be required after December 31, 2014 to complete facilities and projects authorized at such date, and we have made substantial commitments in connection with these facilities and projects.
Lease Commitments
We have long-term leases for certain facilities, equipment and other assets. The minimum lease payments under our non-cancelable operating leases with lease terms in excess of one year are $46 million in 2015, $35 million in 2016, $27 million in 2017, $21 million in 2018, and $14 million in 2019 and $18 million in subsequent years. The minimum lease payments under our non-cancelable capital leases with lease terms in excess of one year are less than $1 million in each of the next five years. Total rental expense for the year 2014, 2013 and 2012 was $64 million, $58 million and $55 million, respectively.
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
Environmental Matters
We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense costs related to an existing condition caused by past operations that do not contribute to current or future revenue generation. As of December 31, 2014, we have the obligation to remediate or contribute towards the remediation of certain sites, including one Federal Superfund site. At December 31, 2014, our aggregated estimated share of environmental remediation costs for all these sites on a discounted basis was approximately $15 million, of which $3 million is recorded in other current liabilities and $12 million is recorded in deferred credits and other liabilities in our consolidated balance sheet. For those locations where the liability was discounted, the weighted average discount rate used was 2.2 percent. The undiscounted value of the estimated remediation costs was $19 million. Our expected payments of environmental remediation costs are estimated to be approximately $3 million in 2015, $1 million each year beginning 2016 through 2019 and $12 million in aggregate thereafter.
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

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Other Legal Proceedings, Claims and Investigations
We also from time to time are involved in legal proceedings, claims or investigations. Some of these matters involve allegations of damages against us relating to environmental liabilities (including, toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warning issues, and other product liability related matters), taxes, employment matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. Additionally, some of these matters involve allegations relating to legal compliance. For example, one of our Argentine subsidiaries is currently defending against a criminal complaint alleging the failure to comply with laws requiring the proceeds of export transactions to be collected, reported and/or converted to local currency within specified time periods. As another example, in the U.S. we are subject to an audit in 11 states with respect to the payment of unclaimed property to those states, spanning a period as far back as over 30 years. While we vigorously defend ourselves against all of these legal proceedings, claims and investigations and take other actions to minimize our potential exposure, in future periods we could be subject to cash costs or charges to earnings if any of these matters are resolved on unfavorable terms. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, including our assessment of the merits of the particular claim, except as described above under "Antitrust Investigations," we do not expect the legal proceedings, or claims or investigations currently pending against us will have any material adverse impact on our consolidated financial position, results of operations or liquidity.
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
Below is a table that shows the activity in the warranty accrual accounts:

	Year Ended December 31,
	2014	2013	2012
	(Millions)
Beginning Balance	$24	$23	$26
Accruals related to product warranties	24	20	15
Reductions for payments made	(22)	(19)	(18)
Ending Balance	$26	$24	$23
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

13.Supplemental Guarantor Condensed Consolidating Financial Statement
Basis of Presentation
Substantially all of our existing and future material domestic 100% owned subsidiaries (which are referred to as the Guarantor Subsidiaries) fully and unconditionally guarantee our senior notes due in 2020 and 2024 on a joint and several basis. However, a subsidiary’s guarantee may be released in certain customary circumstances such as a sale of the subsidiary or all or substantially all of its assets in accordance with the indenture applicable to the notes. The Guarantor Subsidiaries are combined in the presentation below.
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
We revised the supplemental guarantor statements of comprehensive income and cash flows as a result of a correction to comprehensive income and to the classification of intercompany dividends in the cash flow. These revisions had no impact on any of the company’s current or previously issued consolidated financial statements. The misclassification in the supplemental cash flow statements consisted of including $59 million and $47 million of intercompany dividend payments by the nonguarantor subsidiaries in operating activities which should have instead been included in financing activities for the years ended 2013 and 2012, respectively. Other comprehensive income of $48 million was excluded in the net comprehensive income of the parent company for the year ended 2013 and $26 million of other comprehensive loss was excluded for the year ended 2012. The impact of these corrections to the applicable prior periods are reflected in the guarantor financial information herein and will be reflected in future filings.
Distributions
There are no significant restrictions on the ability of the Guarantor Subsidiaries to make distributions to us.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31, 2014
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$3,727	$4,693	$—	$—	$8,420
Affiliated companies	403	602	—	(1,005)	—
	4,130	5,295	—	(1,005)	8,420
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	3,391	4,639	—	(1,005)	7,025
Goodwill impairment charge	—	—	—	—	—
Engineering, research, and development	81	88	—	—	169
Selling, general, and administrative	211	302	6	—	519
Depreciation and amortization of other intangibles	86	122	—	—	208
	3,769	5,151	6	(1,005)	7,921
Other income (expense)
Loss on sale of receivables	—	(4)	—	—	(4)
Other income (expense)	26	9	—	(38)	(3)
	26	5	—	(38)	(7)
Earnings (loss) before interest expense, income taxes, noncontrolling interests and equity in net income from affiliated companies	387	149	(6)	(38)	492
Interest expense —
External (net of interest capitalized)	(1)	4	88	—	91
Affiliated companies (net of interest income)	73	(75)	2	—	—
Earnings (loss) before income taxes, noncontrolling interests and equity in net income from affiliated companies	315	220	(96)	(38)	401
Income tax expense	94	37	—	—	131
Equity in net income (loss) from affiliated companies	129	—	322	(451)	—
Net income (loss)	350	183	226	(489)	270
Less: Net income attributable to noncontrolling interests	—	44	—	—	44
Net income (loss) attributable to Tenneco Inc.	$350	$139	$226	$(489)	$226
Comprehensive income (loss) attributable to Tenneco Inc.	$350	$139	$41	$(489)	$41

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31, 2013
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$3,498	$4,466	$—	$—	$7,964
Affiliated companies	350	572	—	(922)	—
	3,848	5,038	—	(922)	7,964
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	3,103	4,553	—	(922)	6,734
Goodwill impairment charge	—	—	—	—	—
Engineering, research, and development	66	78	—	—	144
Selling, general, and administrative	187	260	6	—	453
Depreciation and amortization of other intangibles	78	127	—	—	205
	3,434	5,018	6	(922)	7,536
Other income (expense)
Loss on sale of receivables	—	(4)	—	—	(4)
Other income (expense)	(1)	59	—	(58)	—
	(1)	55	—	(58)	(4)
Earnings (loss) before interest expense, income taxes, noncontrolling interests and equity in net income from affiliated companies	413	75	(6)	(58)	424
Interest expense —
External (net of interest capitalized)	(2)	5	77	—	80
Affiliated companies (net of interest income)	70	(72)	2	—	—
Earnings (loss) before income taxes, noncontrolling interests and equity in net income from affiliated companies	345	142	(85)	(58)	344
Income tax expense	60	62	—	—	122
Equity in net income (loss) from affiliated companies	32	—	268	(300)	—
Net income (loss)	317	80	183	(358)	222
Less: Net income attributable to noncontrolling interests	—	39	—	—	39
Net income (loss) attributable to Tenneco Inc.	$317	$41	$183	$(358)	$183
Comprehensive income (loss) attributable to Tenneco Inc.	$317	$41	$231	$358	$231

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31, 2012
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$3,331	$4,032	$—	$—	$7,363
Affiliated companies	182	547	—	(729)	—
	3,513	4,579	—	(729)	7,363
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	3,056	3,843	—	(729)	6,170
Goodwill impairment charge	—	—	—	—	—
Engineering, research, and development	57	69	—	—	126
Selling, general, and administrative	198	224	5	—	427
Depreciation and amortization of other intangibles	72	133	—	—	205
	3,383	4,269	5	(729)	6,928
Other income (expense)
Loss on sale of receivables	—	(4)	—	—	(4)
Other income (expense)	115	(71)	—	(47)	(3)
	115	(75)	—	(47)	(7)
Earnings (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	245	235	(5)	(47)	428
Interest expense —
External (net of interest capitalized)	—	5	100	—	105
Affiliated companies (net of interest income)	212	(81)	(131)	—	—
Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	33	311	26	(47)	323
Income tax expense	(39)	58	—	—	19
Equity in net income (loss) from affiliated companies	217	—	249	(466)	—
Net income (loss)	289	253	275	(513)	304
Less: Net income attributable to noncontrolling interests	—	29	—	—	29
Net income (loss) attributable to Tenneco Inc.	$289	$224	$275	$(513)	$275
Comprehensive income (loss) attributable to Tenneco Inc.	$289	$224	$249	$(513)	$249

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

BALANCE SHEET

	December 31, 2014
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$10	$272	$—	$—	$282
Restricted cash	—	3	—	—	3
Receivables, net	408	1,309	—	(629)	1,088
Inventories	312	376	—	—	688
Deferred income taxes	49	25	7	—	81
Prepayments and other	96	188	—	—	284
Total current assets	875	2,173	7	(629)	2,426
Other assets:
Investment in affiliated companies	1,064	—	764	(1,828)	—
Notes and advances receivable from affiliates	944	10,589	4,844	(16,377)	—
Long-term receivables, net	12	—	—	—	12
Goodwill	22	43	—	—	65
Intangibles, net	10	16	—	—	26
Deferred income taxes	76	14	53	—	143
Other	40	53	27	—	120
	2,168	10,715	5,688	(18,205)	366
Plant, property, and equipment, at cost	1,236	2,254	—	—	3,490
Less — Accumulated depreciation and amortization	(845)	(1,427)	—	—	(2,272)
	391	827	—	—	1,218
Total assets	$3,434	$13,715	$5,695	$(18,834)	$4,010
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)
Short-term debt — non-affiliated	$—	$54	$6	$—	$60
Short-term debt — affiliated	243	220	9	(472)	—
Accounts payable	478	1,000	—	(106)	1,372
Accrued taxes	(15)	31	24	—	40
Other	134	241	3	(51)	327
Total current liabilities	840	1,546	42	(629)	1,799
Long-term debt — non-affiliated	—	44	1,025	—	1,069
Long-term debt — affiliated	1,730	10,516	4,131	(16,377)	—
Deferred income taxes	—	18	—	—	18
Postretirement benefits and other liabilities	418	129	—	4	551
Commitments and contingencies
Total liabilities	2,988	12,253	5,198	(17,002)	3,437
Redeemable noncontrolling interests	—	35	—	—	35
Tenneco Inc. Shareholders’ equity	446	1,386	497	(1,832)	497
Noncontrolling interests	—	41	—	—	41
Total equity	446	1,427	497	(1,832)	538
Total liabilities, redeemable noncontrolling interests and equity	$3,434	$13,715	$5,695	$(18,834)	$4,010

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

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENT OF CASH FLOWS

	Year Ended December 31, 2014
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$44	$314	$21	$(38)	$341
Investing Activities
Proceeds from sale of assets	—	3	—	—	3
Cash payments for plant, property, and equipment	(106)	(222)	—	—	(328)
Cash payments for software related intangible assets	(5)	(8)	—	—	(13)
Cash payments for net assets purchased	(3)	—	—	—	(3)
Changes in restricted cash	—	2	—	—	2
Net cash used by investing activities	(114)	(225)	—	—	(339)
Financing Activities
Retirement of long-term debt	—	(9)	(453)	—	(462)
Issuance of long-term debt	—	45	525	—	570
Debt issuance cost on long-term debt	—	—	(12)	—	(12)
Tax benefit from stock-based compensation	—	—	26	—	26
Purchase of common stock under the share repurchase program	—	—	(22)	—	(22)
Issuance of common stock	—	—	19	—	19
Increase in bank overdrafts	—	6	—	—	6
Net increase in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivable	—	(13)	(57)	—	(70)
Net increase (decrease) in short-term borrowings secured by accounts receivable	—	—	(10)	—	(10)
Intercompany dividends and net increase (decrease) in intercompany obligations	74	(75)	(37)	38	—
Capital contribution from noncontrolling interest partner	—	5	—	—	5
Distribution to noncontrolling interests partners	—	(30)	—	—	(30)
Net cash provided (used) by financing activities	74	(71)	(21)	38	20
Effect of foreign exchange rate changes on cash and cash equivalents	—	(15)	—	—	(15)
Increase in cash and cash equivalents	4	3	—	—	7
Cash and cash equivalents, January 1	6	269	—	—	275
Cash and cash equivalents, December 31 (Note)	$10	$272	$—	$—	$282

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENT OF CASH FLOWS

	Year Ended December 31, 2013
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$270	$244	$48	$(59)	$503
Investing Activities
Proceeds from sale of assets	1	7	—	—	8
Cash payments for plant, property, and equipment	(102)	(142)	—	—	(244)
Cash payments for software related intangible assets	(19)	(6)	—	—	(25)
Change in restricted cash	—	(5)	—	—	(5)
Net cash used by investing activities	(120)	(146)	—	—	(266)
Financing Activities
Retirement of long-term debt	—	(2)	(14)	—	(16)
Tax benefit from stock-based compensation	—	—	24	—	24
Purchase of common stock under the share repurchase program	—	—	(27)	—	(27)
Issuance of common stock	—	—	20	—	20
Increase in bank overdrafts	—	(6)	—	—	(6)
Net increase in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivable	—	(43)	21	—	(22)
Net increase in short-term borrowings secured by accounts receivable	—	—	(40)	—	(40)
Intercompany dividends and net increase (decrease) in intercompany obligations	(148)	121	(32)	59	—
Purchase of noncontrolling equity interest	—	(69)	—	—	(69)
Distribution to noncontrolling interests partners	—	(39)	—	—	(39)
Net cash provided (used) by financing activities	(148)	(38)	(48)	59	(175)
Effect of foreign exchange rate changes on cash and cash equivalents	—	(10)	—	—	(10)
Increase in cash and cash equivalents	2	50	—	—	52
Cash and cash equivalents, January 1	4	219	—	—	223
Cash and cash equivalents, December 31 (Note)	$6	$269	$—	$—	$275

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENT OF CASH FLOWS

	Year Ended December 31, 2012
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$385	$253	$(226)	$(47)	$365
Investing Activities
Proceeds from sale of assets	—	3	—	—	3
Cash payments for plant, property, and equipment	(101)	(155)	—	—	(256)
Cash payments for software related intangible assets	(6)	(7)	—	—	(13)
Cash payments for net assets purchased	(7)	—	—	—	(7)
Net cash used by investing activities	(114)	(159)	—	—	(273)
Financing Activities
Retirement of long-term debt	—	(1)	(410)	—	(411)
Issuance of long-term debt	—	—	250	—	250
Debt issuance cost on long-term debt	—	—	(13)	—	(13)
Purchase of common stock under the share repurchase program	—	—	(18)	—	(18)
Issuance of common stock	—	—	5	—	5
Increase in bank overdrafts	—	5	—	—	5
Net decrease in revolver borrowings and short-term debt excluding current maturities of long-term debt	—	48	19	—	67
Net increase in short-term borrowings secured by accounts receivable	—	—	50	—	50
Intercompany dividends and net increase (decrease) in intercompany obligations	(268)	(122)	343	47	—
Capital contribution from noncontrolling interest partner	—	5	—	—	5
Purchase of noncontrolling equity interest	—	—	—	—	—
Distribution to noncontrolling interests partners	—	(29)	—	—	(29)
Net cash provided (used) by financing activities	(268)	(94)	226	47	(89)
Effect of foreign exchange rate changes on cash and cash equivalents	—	6	—	—	6
Increase (decrease) in cash and cash equivalents	3	6	—	—	9
Cash and cash equivalents, January 1	1	213	—	—	214
Cash and cash equivalents, December 31 (Note)	$4	$219	$—	$—	$223

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.Quarterly Financial Data (Unaudited)

Quarter	Net Sales and Operating Revenues	Cost of Sales (Excluding Depreciation and Amortization)	Earnings Before Interest Expense, Income Taxes and Noncontrolling Interests	Net Income Attributable to Tenneco Inc.
	(Millions)
2014
1st	$2,094	$1,754	$113	$46
2nd	2,241	1,851	156	81
3rd	2,081	1,735	140	78
4th	2,004	1,685	83	21
	$8,420	$7,025	$492	$226
2013
1st	$1,903	$1,604	$93	$54
2nd	2,067	1,736	141	63
3rd	1,963	1,691	72	12
4th	2,031	1,703	118	54
	$7,964	$6,734	$424	$183

Quarter	Basic Earnings per Share of Common Stock	Diluted Earnings per Share of Common Stock
2014
1st	$0.76	$0.75
2nd	1.34	1.32
3rd	1.29	1.27
4th	0.34	0.33
Full Year	3.72	3.66
2013
1st	$0.90	$0.88
2nd	1.04	1.02
3rd	0.19	0.19
4th	0.90	0.88
Full Year	3.03	2.97

Note:
The sum of the quarters may not equal the total of the respective year’s earnings per share on either a basic or diluted basis due to changes in the weighted average shares outstanding throughout the year.

(The preceding notes are an integral part of the foregoing consolidated financial statements.)

SCHEDULE II
TENNECO INC. AND CONSOLIDATED SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
	(Millions)
Allowance for Doubtful Accounts and Notes Receivable Deducted from Assets to Which it Applies:
Year Ended December 31, 2014	$14	4	—	2	$16
Year Ended December 31, 2013	$14	1	—	1	$14
Year Ended December 31, 2012	$17	3	—	6	$14

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) published an updated Internal Control - Integrated Framework (2013) and related illustrative documents. The company adopted the new framework in 2014. To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, the company designed and implemented a structured and comprehensive assessment process to evaluate its internal control over financial reporting across the enterprise. The assessment of the effectiveness of the company's internal control over financial reporting was based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Management regularly monitors its internal control over financial reporting, and actions are taken to correct deficiencies as they are identified. Based on its assessment, management has concluded that the company's internal control over financial reporting is effective as of December 31, 2014.

ITEM 9B.OTHER INFORMATION.
None.

PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The sections entitled “Election of Directors” and “Corporate Governance” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 2015 are incorporated herein by reference. In addition, Item 4.1 of this Annual Report on Form 10-K, which appears at the end of Part I, is incorporated herein by reference.
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

ITEM 11.EXECUTIVE COMPENSATION.
The section entitled “Executive Compensation” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2015 is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The section entitled “Ownership of Common Stock” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2015 is incorporated herein by reference.
Securities Authorized for Issuance under Equity Compensation Plans
The following table shows, as of December 31, 2014, information regarding outstanding awards available under our compensation plans (including individual compensation arrangements) under which our equity securities may be delivered:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities available for future issuance (excluding shares in column (a))(1)
Equity compensation plans approved by security holders:
Stock Ownership Plan(2)	74,910	$20.32	—
2002 Long-Term Incentive Plan (as amended)(3)	—	$—	—
2006 Long-Term Incentive Plan (as amended)(4)	1,379,093	$24.13	3,610,571

(1)
Reflects the number of shares of the Company’s common stock. Does not include 278,281 shares that may be issued in settlement of common stock equivalent units that were (i) credited to outside directors as payment for their retainer and other fees or (ii) credited to any of our executive officers who have elected to defer a portion of their compensation. In general, these units are settled in cash. At the option of the Company, however, the units may be settled in shares of the Company’s common stock.

(2)	This plan terminated as to new awards on December 31, 2001 (except awards pursuant to commitments outstanding at that date).

(3)	This plan terminated as to new awards upon adoption of our 2006 Long-term Incentive Plan (except awards pursuant to commitments outstanding on that date).

(4)
Does not include 286,051 shares subject to outstanding restricted stock (vest over time) as of December 31, 2014 that were issued at a weighted average grant date fair value of $42.22. Under this plan, as of December 31, 2014, a maximum of 2,423,202 shares remained available for delivery under full value awards (i.e., bonus stock, stock equivalent units, performance units, restricted stock and restricted stock units).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The subsections entitled “The Board of Directors and its Committees — General” and “Transactions with Related Persons” under the section entitled “Corporate Governance” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2015 are incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The sections entitled “Ratify Appointment of Independent Public Accountants — Audit, Audit-Related, Tax and All Other Fees” and “Ratify Appointment of Independent Public Accountants — Pre-Approval Policy” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2015 are incorporated herein by reference.

PART IV
ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN ITEM 8
See “Index to Financial Statements of Tenneco Inc. and Consolidated Subsidiaries” set forth in Item 8, “Financial Statements and Supplementary Data” for a list of financial statements filed as part of this Report.
INDEX TO SCHEDULE INCLUDED IN ITEM 8

Page
Schedule of Tenneco Inc. and Consolidated Subsidiaries — Schedule II — Valuation and qualifying accounts — three years ended December 31, 2014	122
SCHEDULES OMITTED AS NOT REQUIRED OR INAPPLICABLE
Schedule I — Condensed financial information of registrant
Schedule III — Real estate and accumulated depreciation
Schedule IV — Mortgage loans on real estate
Schedule V — Supplemental information concerning property — casualty insurance operations

EXHIBITS
The following exhibits are filed with this Annual Report on Form 10-K for the fiscal year ended December 31, 2014, or incorporated herein by reference (exhibits designated by an asterisk are filed with the report; all other exhibits are incorporated by reference):
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
Fourth Amended and Restated Credit Agreement, dated as of December 8,2014, among Tenneco Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto (incorporated herein by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K dated December 8, 2014, File No. 1-12387).

4.2(b)	—
Amended and Restated Guarantee and Collateral Agreement, dated as of December 8, 2014, among Tenneco Inc., various of its subsidiaries and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 4.2 of the registrant's Current Report on Form 8-K dated December 8, 2014, File No. 1-12387).

4.3	—
Indenture, dated December 23, 2010, among the registrant, various subsidiaries of the registrant and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed December 23, 2010, File No. 1-12387).

4.4	—
Indenture, dated December 5, 2014, among the registrant, various subsidiaries of the registrant and U.S, Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed December 5, 2014, File No. 1-12387).

4.5	—
First Supplemental Indenture, dated December 5, 2014, among the registrant, various subsidiaries of the registrant and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.2 of the registrant's Current Report on Form 8-K filed December 5, 2014, File No. 1-12387).

Exhibit Number		Description
4.6	—
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

Exhibit Number		Description
+10.22	—
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

+10.38	—
Form of Restricted Stock Award for Non-Employee Directors under Tenneco Inc. 2006 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K dated January 18, 2012, File No. 1-12387).

+10.39	—
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

Exhibit Number		Description
+10.42	—
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

+10.44	—
General Manager Service Contract, dated as of March 1, 2007, between Heinrich Gillet GmbH and Josep Fornos (incorporated herein by reference from Exhibit 10.87 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-12387).

+10.45	—	Letter of Understanding, dated as of January 2012, between Tenneco Inc. and Josep Fornos.
10.46	—
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

10.49	—
SLOT Receivables Purchase Agreement, dated as of March 26, 2010, among Tenneco Automotive RSA Company, as Seller, Tenneco Automotive Operating Company Inc., as Servicer, and Wells Fargo Bank, N.A., individually and as SLOT Agent (incorporated herein by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K dated as of March 26, 2010, File No. 1-12387).

10.50	—
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

10.52	—
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

10.54	—
Amendment No. 2 to SLOT Receivables Purchase Agreement, dated as of March 23, 2012 (incorporated herein by reference from Exhibit 10.2 of the registrant’s Current Report on Form 8-K dated as of March 26, 2012, File No. 1-12387).

10.55	—
Omnibus Amendment No. 5 to Receivables Sale Agreements and Amendment No. 3 to Third Amended and Restated Receivables Purchase Agreement, dated March 22, 2013 (incorporated herein by reference from Exhibit 10.1 of the registrant’s Current Report on Form 8-K dated as of March 22, 2013, File No. 1-12387).

10.56	—
Amendment No. 3 to SLOT Receivables Purchase Agreement, dated as of March 22, 2013 (incorporated herein by reference from Exhibit 10.2 of the registrant’s Current Report on Form 8-K dated as of March 22, 2013, File No. 1-12387).

10.57	—
Amendment No. 4 to SLOT Receivables Purchase Agreement, dated May 22, 2013 (incorporated herein by reference from Exhibit 10.41of the registrant’s Current Report on Form 8-K dated as of May 28, 2013, File No. 1-12387).

Exhibit Number		Description
+10.58	—	Tenneco Inc. Executive Bonus Plan (incorporated herein by reference from Exhibit 99.1 of the registrant’s Current Report on Form 8-K dated as of January 15, 2014, File No. 1-12387).
+10.59	—
Amended and Restated Tenneco Inc. 2006 Long-Term Incentive Plan (effective March 18, 2013) (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 3, 2013).

+10.60	—
Form of Restricted Stock Award Agreement for Employees under Tenneco Inc. 2006 Long-Term Incentive Plan (awards after May 21, 2013) (incorporated herein by reference from Exhibit 10.3 of the registrant’s Current Report on Form 8-K dated as of May 21, 2013, File No. 1-12387).

+10.61	—
Form of Stock Option Award Agreement for Employees under Tenneco Inc. 2006 Long-Term Incentive Plan (awards after May 21, 2013) (incorporated herein by reference from Exhibit 10.4 of the registrant’s Current Report on Form 8-K dated as of May 21, 2013, File No. 1-12387).

+10.62	—
Form of Tenneco Inc. Long-Term Performance Unit Award Agreement under Tenneco Inc. 2006 Long-Term Incentive Plan (grants after January 14, 2014) (incorporated herein by reference from Exhibit 99.2 of the registrant’s Current Report on Form 8-K dated as of January 15, 2014, File No. 1-12387).

10.63	—
Amendment No. 4 to Third Amended and Restated Receivables Purchase Agreement, dated as of March 21, 2014 (incorporated herein by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K dated March 21, 2014, File No. 1-12387).

10.64	—
Amendment No. 5 to SLOT Receivables Purchase Agreement, dated March 21, 2014 (incorporated herein by reference to Exhibit 10.2 of the registrant's Current Report on Form 8-K dated March 21, 2014, File No. 1-12387).

*+10.65	—	Agreement and General Release between Tenneco Automotive Operating Company Inc. and Neal Yanos dated December 3, 2014.
*+10.66	—	Retirement Agreement and General Release between Tenneco Automotive Operating Company Inc. and Hari Nair dated December 30, 2014.
*+10.67	—	Offer Letter to Brian J. Kesseler dated January 6, 2015.
+10.68	—
Letter Agreement dated July 27, 2000 between the registrant and Timothy E. Jackson (incorporated herein by reference to Exhibit 10.27 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).

+10.69	—
Letter Agreement dated January 5, 2007 between the registrant and Timothy E. Jackson (incorporated herein by reference to Exhibit 10.69 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-12387).

+10.70	—
Code Section 409A Amendment to Letter Agreement between the registrant and Timothy E. Jackson (incorporated herein by reference to Exhibit 10.76 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-12387).

*+10.71	—	Form of Restricted Stock Award for Brian J. Kesseler (January 2015 replacement grant) under Tenneco Inc. 2006 Long-Term Incentive Plan.
11	—	None.
*12	—	Computation of Ratio of Earnings to Fixed Charges.
13	—	None.
14	—
Tenneco Inc. Code of Ethical Conduct for Financial Managers (incorporated herein by reference from Exhibit 99.3 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-12387).

16	—	None.
18	—	None.
*21	—	List of Subsidiaries of Tenneco Inc.
22	—	None.
*23.1	—	Consent of PricewaterhouseCoopers LLP.
*24.1	—	Powers of Attorney.
*31.1	—	Certification of Gregg M. Sherrill under Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	—	Certification of Kenneth R. Trammell under Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	—	Certification of Gregg M. Sherrill and Kenneth R. Trammell under Section 906 of the Sarbanes-Oxley Act of 2002.
33	—	None.
34	—	None.

Exhibit Number		Description
35	—	None.
99	—	None.
100	—	None.
101	—	None.
*101.INS	—	XBRL Instance Document.
*101.SCH	—	XBRL Taxonomy Extension Schema Document.
*101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENNECO INC.

By	/S/ GREGG M. SHERRILL
Gregg M. Sherrill
Chairman and Chief Executive Officer
Date: February 25, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons in the capacities indicated on February 25, 2015.

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
James S. Metcalf

	*	Director
Roger B. Porter

	*	Director
David B. Price, Jr.

	*	Director
Paul T. Stecko

	*	Director
Jane L. Warner

*BY:	/S/ KENNETH R. TRAMMELL
Kenneth R. Trammell Attorney in fact