Form 10-Q
period 2015-03-31
TENNECO INC
filed 2015-05-05
CIK 1024725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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
Common Stock, par value $0.01 per share: 61,360,800 shares outstanding as of May 1, 2015.

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
The risks included here are not exhaustive. Refer to “Part I, Item 1A — Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2014 and "Part II, Item 1A — Risk Factors” of this Form 10-Q for further discussion regarding our exposure to risks. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor to assess the impact such risk factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

PART I.
FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS (UNAUDITED)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Tenneco Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Tenneco Inc. and its subsidiaries as of March 31, 2015, and the related condensed consolidated statements of income, comprehensive income, and cash flows for the three month periods ended March 31, 2015 and 2014 and changes in shareholders' equity for the three months ended March 31, 2015 and 2014. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2014, and the related consolidated statements of income, comprehensive income, cash flows and changes in shareholders’ equity for the year then ended (not presented herein), and in our report dated February 25, 2015, we expressed an unqualified opinion on those consolidated financial statements. As discussed in notes 3 and 11 to the accompanying condensed consolidated interim financial statements, the Company changed its method of accounting for the presentation of debt issuance costs. The accompanying December 31, 2014 condensed consolidated balance sheet reflects this change.

/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
May 5, 2015

The “Report of Independent Registered Public Accounting Firm” included above is not a “report” or “part of a Registration Statement” prepared or certified by an independent accountant within the meaning of Sections 7 and 11 of the Securities Act of 1933, and the accountants’ Section 11 liability does not extend to such report.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
	(Millions Except Share and Per Share Amounts)
Revenues
Net sales and operating revenues	$2,023	$2,094

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	1,686	1,754
Engineering, research, and development	41	42
Selling, general, and administrative	125	132
Depreciation and amortization of other intangibles	50	51
	1,902	1,979
Other expense
Loss on sale of receivables	(1)	(1)
Other	—	(1)
	(1)	(2)
Earnings before interest expense, income taxes, and noncontrolling interests	120	113
Interest expense (net of interest capitalized of $1 million for both three months ended March 31, 2015 and 2014, respectively)	16	19
Earnings before income taxes and noncontrolling interests	104	94
Income tax expense	41	40
Net income	63	54
Less: Net income attributable to noncontrolling interests	14	8
Net income attributable to Tenneco Inc.	$49	$46
Earnings per share
Weighted average shares of common stock outstanding —
Basic	61,044,908	60,549,778
Diluted	61,593,087	61,503,302
Basic earnings per share of common stock	0.81	0.76
Diluted earnings per share of common stock	0.80	0.75
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of income.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31, 2015
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	(Millions)
Net Income		$49		$14		$63
Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$(166)		$3		$(163)
Translation of foreign currency statements	(72)	(72)	1	1	(71)	(71)
Balance March 31	(238)		4		(234)
Additional Liability for Pension and Postretirement Benefits
Balance January 1	(379)		—		(379)
Additional Liability for Pension and Postretirement Benefits, net of tax	3	3	—	—	3	3
Balance March 31	(376)		—		(376)
Balance March 31	$(614)		$4		$(610)
Other Comprehensive Income (Loss)		(69)		1		(68)
Comprehensive Income (Loss)		$(20)		$15		$(5)
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

TENNECO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2015	December 31, 2014
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$288	$282
Restricted cash	—	3
Receivables —
Customer notes and accounts, net	1,231	1,064
Other	21	24
Inventories —
Finished goods	275	272
Work in process	240	221
Raw materials	146	137
Materials and supplies	56	58
Deferred income taxes	78	81
Prepayments and other	279	284
Total current assets	2,614	2,426
Other assets:
Long-term receivables, net	12	12
Goodwill	63	65
Intangibles, net	27	26
Deferred income taxes	152	143
Other	86	93
	340	339
Plant, property, and equipment, at cost	3,365	3,490
Less — Accumulated depreciation and amortization	(2,180)	(2,272)
	1,185	1,218
Total Assets	$4,139	$3,983
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)	$132	$60
Trade payables	1,391	1,372
Accrued taxes	51	40
Accrued interest	16	3
Accrued liabilities	251	258
Other	59	66
Total current liabilities	1,900	1,799
Long-term debt	1,128	1,042
Deferred income taxes	18	18
Postretirement benefits	324	339
Deferred credits and other liabilities	204	212
Commitments and contingencies
Total liabilities	3,574	3,410
Redeemable noncontrolling interests	43	35
Tenneco Inc. Shareholders’ equity:
Common stock	1	1
Premium on common stock and other capital surplus	3,067	3,059
Accumulated other comprehensive loss	(614)	(545)
Retained earnings (accumulated deficit)	(1,646)	(1,695)
	808	820
Less — Shares held as treasury stock, at cost	334	323
Total Tenneco Inc. shareholders’ equity	474	497
Noncontrolling interests	48	41
Total equity	522	538
Total liabilities, redeemable noncontrolling interests and equity	$4,139	$3,983
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
	(Millions)

Net income	$63	$54
Adjustments to reconcile net income to cash used by operating activities —
Depreciation and amortization of other intangibles	50	51
Deferred income taxes	(6)	2
Stock-based compensation	6	5
Loss on sale of assets	—	1
Changes in components of working capital —
(Increase) decrease in receivables	(194)	(234)
(Increase) decrease in inventories	(59)	(81)
(Increase) decrease in prepayments and other current assets	(7)	(38)
Increase (decrease) in payables	77	87
Increase (decrease) in accrued taxes	12	5
Increase (decrease) in accrued interest	13	4
Increase (decrease) in other current liabilities	(2)	13
Changes in long-term assets	2	1
Changes in long-term liabilities	(3)	(13)
Other	(2)	3
Net cash used by operating activities	(50)	(140)
Investing Activities
Proceeds from the sale of assets	1	—
Cash payments for plant, property, and equipment	(77)	(83)
Cash payments for software related intangible assets	(5)	(7)
Changes in restricted cash	3	(1)
Net cash used by investing activities	(78)	(91)
Financing Activities
Issuance (repurchase) of common shares	—	(2)
Tax benefit from stock-based compensation	3	12
Retirement of long-term debt	(4)	(3)
Purchase of common stock under the share repurchase program	(11)	—
Increase (decrease) in bank overdrafts	(8)	4
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivable	111	197
Net decrease in short-term borrowings secured by accounts receivable	50	20
Capital contribution from noncontrolling interest partner	—	1
Net cash provided by financing activities	141	229
Effect of foreign exchange rate changes on cash and cash equivalents	(7)	(6)
Increase (decrease) in cash and cash equivalents	6	(8)
Cash and cash equivalents, January 1	282	275
Cash and cash equivalents, March 31 (Note)	$288	$267
Supplemental Cash Flow Information
Cash paid during the period for interest	$4	$14
Cash paid during the period for income taxes (net of refunds)	—	21
Non-cash Investing and Financing Activities
Period end balance of trade payables for plant, property, and equipment	$34	$40

Note: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of cash flows.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 31,
	2015		2014
	Shares	Amount	Shares	Amount
	(Millions Except Share Amounts)
Tenneco Inc. Shareholders:
Common Stock
Balance January 1	64,454,248	$1	63,714,728	$1
Issued pursuant to benefit plans	295,682	—	82,743	—
Stock options exercised	97,097	—	25,595	—
Balance March 31	64,847,027	1	63,823,066	1
Premium on Common Stock and Other Capital Surplus
Balance January 1		3,059		3,014
Premium on common stock issued pursuant to benefit plans		8		15
Balance March 31		3,067		3,029
Accumulated Other Comprehensive Loss
Balance January 1		(545)		(360)
Other comprehensive income (loss)		(69)		(3)
Balance March 31		(614)		(363)
Retained Earnings (Accumulated Deficit)
Balance January 1		(1,695)		(1,921)
Net income attributable to Tenneco Inc.		49		46
Balance March 31		(1,646)		(1,875)
Less — Common Stock Held as Treasury Stock, at Cost
Balance January 1	3,244,692	323	2,844,692	301
Purchase of common stock through stock repurchase program	192,000	11	—	—
Balance March 31	3,436,692	334	2,844,692	301
Total Tenneco Inc. shareholders’ equity		$474		$491
Noncontrolling Interests:
Balance January 1		$41		$39
Net income		6		4
Other comprehensive income (loss)		1		(1)
Balance March 31		$48		$42
Total equity		$522		$533
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of changes in shareholders’ equity.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Consolidation and Presentation
As you read the accompanying financial statements you should also read our Annual Report on Form 10-K for the year ended December 31, 2014.
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

(2)	Financial Instruments
The net carrying and estimated fair values of our financial instruments by class at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015		December 31, 2014
	Net Carrying Amount	Fair Value	Net Carrying Amount	Fair Value
(Millions)
Long-term debt (including current maturities)	$1,129	$1,194	$1,044	$1,106
Instruments with off-balance sheet risk:
Foreign exchange forward contracts:
Asset derivative contracts	—	—	—	—
Asset and Liability Instruments — The fair value of cash and cash equivalents, short and long-term receivables, accounts payable, and short-term debt was considered to be the same as or was not determined to be materially different from the carrying amount.
Long-term Debt — The fair value of our public fixed rate senior notes is based on quoted market prices (level 1). The fair value of our private borrowings under our senior credit facility and other long-term debt instruments is based on the market value of debt with similar maturities, interest rates and risk characteristics (level 2). The fair value of our level 1 debt, as classified in the fair value hierarchy, was $764 million and $759 million at March 31, 2015 and December 31, 2014, respectively. We have classified $385 million and $301 million as level 2 in the fair value hierarchy at March 31, 2015 and December 31, 2014, respectively, since we use valuation inputs that are observable both directly and indirectly. We classified the remaining $45 million and $46 million, consisting of foreign subsidiary debt, as level 3 in the fair value hierarchy at March 31, 2015 and December 31, 2014, respectively.
The fair value hierarchy definition prioritizes the inputs used in measuring fair value into the following levels:

Level 1	—	Quoted prices in active markets for identical assets or liabilities.

Level 2	—	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

Level 3	—	Unobservable inputs based on our own assumptions.
Foreign Exchange Forward Contracts — We use derivative financial instruments, principally foreign currency forward purchase and sales contracts with terms of less than one year, to hedge our exposure to changes in foreign currency exchange rates. Our primary exposure to changes in foreign currency rates results from intercompany loans made between affiliates to minimize the need for borrowings from third parties. Additionally, we enter into foreign currency forward purchase and sale contracts to mitigate our exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables. We manage counter-party credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements. We do not enter into derivative financial instruments

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

for speculative purposes. The fair value of our foreign currency forward contracts is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. We record the change in fair value of these foreign exchange forward contracts as part of currency gains (losses) within cost of sales in the condensed consolidated statements of income. The fair value of foreign exchange forward contracts are recorded in prepayments and other current assets or other current liabilities in the condensed consolidated balance sheet. The fair value of our foreign exchange forward contracts was a net liability position of less than $1 million at both March 31, 2015 and December 31, 2014.
The following table summarizes by major currency the notional amounts for foreign currency forward purchase and sale contracts as of March 31, 2015 (all of which mature in 2015):

		Notional Amount in Foreign Currency
		(Millions)
Australian dollars	—Purchase	1
British pounds	—Sell	(46)
Canadian dollars	—Sell	(20)
European euro	—Purchase	11
	—Sell	(5)
South African rand	—Purchase	138
Japanese yen	—Purchase	136
	—Sell	(790)
U.S. dollars	—Purchase	94
	—Sell	(22)
Other	—Purchase	1
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
We have two performance guarantee agreements in the U.K. between Tenneco Management Europe Limited (“TMEL”) and the two Walker Group Retirement Plans, the Walker Group Employee Benefit Plan and the Walker Group Executive Retirement Benefit Plan (the “Walker Plans”), whereby TMEL will guarantee the payment of all current and future pension contributions in the event of a payment default by the sponsoring or participating employers of the Walker Plans. The Walker Plans are comprised of employees from Tenneco Walker (U.K.) Limited and our Futaba-Tenneco U.K. joint venture. Employer contributions are funded by both Tenneco Walker (U.K.) Limited, as the sponsoring employer and Futaba-Tenneco U.K., as a participating employer. The performance guarantee agreements are expected to remain in effect until all pension obligations for the Walker Plans’ sponsoring and participating employers have been satisfied. The maximum amount payable for these pension performance guarantees that is not attributable to Tenneco is approximately $8 million as of March 31, 2015 which is determined by taking 105 percent of the liability of the Walker Plans calculated under section 179 of the U.K. Pension Act of 2004 offset by plan assets multiply by ownership percent attributable to Futaba-Tenneco U.K. We did not record an additional liability for this performance guarantee since Tenneco Walker (U.K.) Limited, as the sponsoring employer of the Walker Plans, already recognizes 100 percent of the pension obligation calculated based on U.S. GAAP, for all of the Walker Plans’ participating employers on its balance sheet, which was $15 million and $17 million at March 31, 2015 and December 31, 2014, respectively. At March 31, 2015, all pension contributions under the Walker Plans were current for all of the Walker Plans’ sponsoring and participating employers.
In June 2011, we entered into an indemnity agreement between TMEL and Futaba Industrial Co. Ltd. which requires Futaba to indemnify TMEL for any cost, loss or liability which TMEL may incur under the performance guarantee agreements relating to the Futaba-Tenneco U.K. joint venture. The maximum amount reimbursable by Futaba to TMEL under this indemnity agreement is equal to the amount incurred by TMEL under the performance guarantee agreements multiplied by Futaba’s shareholder ownership percentage of the Futaba-Tenneco U.K. joint venture. At March 31, 2015, the maximum amount reimbursable by Futaba to TMEL is approximately $8 million.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

We have issued letters of credit in connection with some obligations of our affiliates. As of March 31, 2015, we have issued $38 million in letters of credit to support some of our subsidiaries’ insurance arrangements, foreign employee benefit programs, environmental remediation activities and cash management and capital requirements.
Financial Instruments — One of our European subsidiaries receives payment from one of its customers whereby the accounts receivable are satisfied through the early delivery of financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets. The amount of these financial instruments that was collected before their maturity date and sold at a discount totaled $1 million at both March 31, 2015 and December 31, 2014. No such financial instruments were held by our European subsidiary as of March 31, 2015 or December 31, 2014.
In certain instances, several of our Chinese subsidiaries receive payments from customers through the receipt of financial instruments on the date the customer payments are due. Several of our Chinese subsidiaries also satisfy vendor payments through the delivery of financial instruments on the date the payments are due. Financial instruments issued to satisfy vendor payables and not redeemed totaled $35 million and $24 million at March 31, 2015 and December 31, 2014, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $20 million and $17 million at March 31, 2015 and December 31, 2014, respectively. We classify financial instruments received from our customers as other current assets if issued by a financial institution of our customers or as customer notes and accounts, net if issued by our customer. We classified $20 million and $17 million in other current assets at March 31, 2015 and December 31, 2014, respectively. Some of our Chinese subsidiaries that issue their own financial instruments to pay vendors are required to maintain a cash balance if they exceed certain credit limits with the financial institution that guarantees those financial instruments. A restricted cash balance was required at those Chinese subsidiaries at March 31, 2015 for less than $1 million and was not required December 31, 2014.
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
Supply Chain Financing — Near the end of the second quarter of 2013 certain of our suppliers in the U.S. extended their payment terms to Tenneco. The liquidity benefit to Tenneco from the extended payment terms totaled $18 million at March 31, 2015. These suppliers also began participating in a supply chain financing program under which they securitize their accounts receivables from Tenneco with two financial institutions. The financial institutions participate in the supply chain financing program on an uncommitted basis and can cease purchasing receivables from Tenneco's suppliers at any time. If the financial institutions did not continue to purchase receivables from Tenneco's suppliers under this program, the participating vendors could reduce their payment terms to Tenneco which in turn would cause our borrowings under our revolving credit facility to increase.
Restricted Cash - Some of our Chinese subsidiaries are required to maintain a cash balance if they exceed credit limits with the financial institution that guarantees the financial instruments issued by Tenneco to pay vendors. At the end of the first quarter of 2015, one of our Chinese subsidiaries exceeded their credit limits and was required to maintain a cash balance. The cash balance required was less than $1 million which has been classified as restricted cash on the Tenneco Inc. consolidated balance sheet at March 31, 2015.

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
In April 2015, the FASB issued Accounting Standard Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. For public business entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted for financial statements that have not been previously issued. We adopted this standard for the first quarter of 2015 and applied retrospectively. The balance for unamortized debt issuance costs was $25 million and $27 million at March 31, 2015 and December 31, 2014, respectively.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

On December 8, 2014, we completed an amendment and restatement of our senior credit facility by increasing the amount and extending the maturity dates of our revolving credit facility and our Tranche A Term Facility. As of March 31, 2015, the senior credit facility provides us with a total revolving credit facility size of $1,200 million and had a $296 million balance outstanding under the Tranche A Term Facility, both of which will mature on December 8, 2019. Net carrying amount for the balance outstanding under the Tranche A Term Facility including a $2 million debt issuance cost was $294 million as of March 31, 2015. Funds may be borrowed, repaid and re-borrowed under the revolving credit facility without premium or penalty (subject to any customary LIBOR breakage fees). The revolving credit facility is reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. Outstanding letters of credit reduce our availability to borrow revolving loans under the facility. We are required to make quarterly principal payments under the Tranche A Term Facility of $3.75 million through December 31, 2016, $5.625 million beginning March 31, 2017 through December 31, 2017, $7.5 million beginning March 31, 2018 through September 30, 2019 and a final payment of $195 million is due on December 8, 2019. We have excluded the required payments, within the next twelve months, under the Tranche A Term Facility totaling $15 million from current liabilities as of March 31, 2015, because we have the intent and ability to refinance the obligations on a long-term basis by using our revolving credit facility.
The financial ratios required under the amended and restated senior credit facility, and the actual ratios we achieved for the first quarter of 2015, are as follows:

	Quarter Ended
	March 31, 2015
	Required	Actual
Leverage Ratio (maximum)	3.50	1.41
Interest Coverage Ratio (minimum)	2.75	11.95
The senior credit facility includes a maximum leverage ratio covenant of 3.50 and a minimum interest coverage ratio of 2.75, in each case through December 8, 2019.
At March 31, 2015, of the $1,200 million available under the revolving credit facility, we had unused borrowing capacity of $1,078 million with $88 million in outstanding borrowings which consisted of a $75 million net carrying amount including a $13 million debt issuance cost and $34 million in outstanding letters of credit. As of March 31, 2015, our outstanding debt also included (i) $296 million of a term loan which consisted of a $294 million net carrying amount including a $2 million debt issuance cost related to our Tranche A Term Facility which is subject to quarterly principal payments as described above through December 8, 2019, (ii) $225 million of notes which consisted of a $221 million net carrying amount including a $4 million debt issuance cost of 5 3/8 percent senior notes due December 15, 2024, (iii) $500 million of notes which consisted of a $493 million net carrying amount including a $7 million debt issuance cost of 6 7/8 percent senior notes due December 15, 2020, and (iv) $177 million of other debt.

(4)	Income Taxes
For interim tax reporting we estimate our annual effective tax rate and apply it to our year to date ordinary income. Jurisdictions where no tax benefit can be recognized due to a valuation allowance are excluded from the estimated annual effective tax rate. The impact of including these jurisdictions on the quarterly effective rate calculation could result in a higher or lower effective tax rate during a particular quarter due to the mix and timing of actual earnings versus annual projections. The tax effects of certain unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.
We reported income tax expense of $41 million and $40 million in the three month periods ended March 31, 2015 and 2014, respectively. The tax expense recorded in the first quarter of 2015 included a net tax expense of $1 million for prior year tax adjustments primarily relating to changes to uncertain tax positions and prior year income tax estimates.
We believe it is reasonably possible that up to $15 million in unrecognized tax benefits related to the expiration of foreign statute of limitations and the conclusion of income tax examinations may be recognized within the coming year.

(5)	Accounts Receivable Securitization
We securitize some of our accounts receivable on a limited recourse basis in North America and Europe. As servicer under these accounts receivable securitization programs, we are responsible for performing all accounts receivable administration functions for these securitized financial assets including collections and processing of customer invoice adjustments. In North America, we have an accounts receivable securitization program with three commercial banks comprised of a first priority facility and a second priority facility. We securitize original equipment and aftermarket receivables on a daily

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

basis under the bank program. In March 2015, the North American program was amended and extended to April 30, 2017. The first priority facility provides financing of up to $130 million and the second priority facility, which is subordinated to the first priority facility, provides up to an additional $50 million of financing. Both facilities monetize accounts receivable generated in the U.S. and Canada that meet certain eligibility requirements, and the second priority facility also monetizes certain accounts receivable generated in the U.S. and Canada that would otherwise be ineligible under the first priority securitization facility. The amount of outstanding third-party investments in our securitized accounts receivable under the North American program was $50 million at March 31, 2015 and zero at December 31, 2014.
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
We also securitize receivables in our European operations with regional banks in Europe. The arrangements to securitize receivables in Europe are provided under six separate facilities provided by various financial institutions in each of the foreign jurisdictions. The commitments for these arrangements are generally for one year, but some may be canceled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon notification. The amount of outstanding third-party investments in our securitized accounts receivable in Europe was $180 million and $153 million at March 31, 2015 and December 31, 2014, respectively.
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
In our North American accounts receivable securitization programs, we transfer a partial interest in a pool of receivables and the interest that we retain is subordinate to the transferred interest. Accordingly, we account for our North American securitization program as a secured borrowing. In our European programs, we transfer accounts receivables in their entirety to the acquiring entities and satisfy all of the conditions established under ASC Topic 860, “Transfers and Servicing,” to report the transfer of financial assets in their entirety as a sale. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under our European securitization programs approximates the fair value of such receivables. We recognized less than $1 million interest expense in each of the three month periods ended March 31, 2015 and 2014, relating to our North American securitization program. In addition, we recognized a loss of $1 million in each of the three month periods ended March 31, 2015 and 2014, on the sale of trade accounts receivable in our European accounts receivable securitization programs, representing the discount from book values at which these receivables were sold to our banks. The discount rate varies based on funding costs incurred by our banks, which averaged approximately two percent during the first three months of 2015 and three percent during the first three months of 2014, respectively.

(6)	Restructuring and Other Charges
Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. For the full year 2014, we incurred $49 million in restructuring and related costs including non-cash charges of $5 million, primarily related to European cost reduction efforts, headcount reductions in Australia and South America, the sale of a closed facility in Cozad, Nebraska and costs related to organizational changes, of which $28 million was recorded in cost of sales, $9 million in SG&A, $7 million in engineering expense, $4 million in other expense and $1 million in depreciation and amortization. In the first quarter of 2015, we incurred $5 million in restructuring and related costs, primarily related to European cost reduction efforts and the closure of a JIT plant in Australia, of which $4 million was recorded in cost of sales and $1 million in SG&A. In the first quarter of 2014, we incurred $10 million in restructuring and related costs primarily related to European cost reduction efforts including non-cash asset write downs of $1 million, all of which was recorded in cost of sales.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

Amounts related to activities that are part of our restructuring reserves are as follows:

	December 31, 2014 Restructuring Reserve	2015 Expenses	2015 Cash Payments	Impact of Exchange Rates	March 31, 2015 Restructuring Reserve
	(Millions)
Employee Severance, Termination Benefits and Other Related Costs	$40	5	(8)	(4)	$33
On January 31, 2013, we announced our intent to reduce structural costs in Europe by approximately $60 million annually. We still expect to reach our target annual savings rate in 2016, however the recent dramatic changes in exchange rates will likely have an impact on the actual savings achieved when translated from Euros into U.S. dollars. In the first quarter of 2015, we incurred $5 million in restructuring and related costs, of which $4 million was related to this initiative. While we are nearing the completion of this initiative, we expect to incur additional restructuring and related costs in 2015 and 2016 due to certain ongoing matters. For example, we closed a plant in Gijon Spain in 2013, but subsequently re-opened it in July 2014 with about half of its prior workforce after the employees' works council successfully filed suit challenging the closure decision. Pursuant to an agreement we entered into with employee representatives, we are currently engaged in a sales process for the facility and intend to continue operating it until a complete transfer of ownership takes place in 2016.
Under the terms of our amended and restated senior credit agreement that took effect on December 8, 2014, we are allowed to exclude up to $150 million in the aggregate of all costs, expenses, fees, fines, penalties, judgments, legal settlements and other amounts associated with any restructuring, litigation, claim, proceeding or investigation related to or undertaken by us or any of our subsidiaries, together with any related provision for taxes, incurred after December 8, 2014 in the calculation of the financial covenant ratios required under our senior credit facility. As of March 31, 2015, we had excluded $5 million of allowable charges relating to restructuring initiatives against the $150 million available under the terms of the senior credit facility.

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
Environmental Matters
We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense costs related to an existing condition caused by past operations that do not contribute to current or future revenue generation. As of March 31, 2015, we have the obligation to remediate or contribute towards the remediation of certain sites, including one Federal Superfund site. At March 31, 2015, our aggregated estimated share of environmental remediation costs for all these sites on a discounted basis was approximately $15 million, of which $2 million is recorded in other current liabilities and $13 million is recorded in deferred credits and other liabilities in our condensed consolidated balance sheet. For those locations where the liability was discounted, the weighted average discount rate used was 2.2 percent. The undiscounted value of the estimated remediation costs was $18 million. Our expected payments of environmental remediation costs are estimated to be approximately $2 million in 2015, $1 million each year beginning 2016 through 2019 and $12 million in aggregate thereafter.
Based on information known to us, we have established reserves that we believe are adequate for these costs. Although we believe these estimates of remediation costs are reasonable and are based on the latest available information, the costs are estimates and are subject to revision as more information becomes available about the extent of remediation required. At some

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

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
Below is a table that shows the activity in the warranty accrual accounts:

	Three Months Ended March 31,
	2015	2014
	(Millions)
Beginning Balance January 1,	$26	$24
Accruals related to product warranties	3	5
Reductions for payments made	(4)	(5)
Ending Balance March 31,	$25	$24

(8)	Earnings Per Share
Earnings per share of common stock outstanding were computed as follows:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
	(Millions Except Share and Per Share Amounts)
Basic earnings per share —
Net income attributable to Tenneco Inc.	$49	$46
Weighted Average shares of common stock outstanding	61,044,908	60,549,778
Earnings per share of common stock	$0.81	$0.76
Diluted earnings per share —
Net income attributable to Tenneco Inc.	$49	$46
Weighted Average shares of common stock outstanding	61,044,908	60,549,778
Effect of dilutive securities:
Restricted stock	83,291	160,341
Stock options	464,888	793,183
Weighted Average shares of common stock outstanding including dilutive securities	61,593,087	61,503,302
Earnings per share of common stock	$0.80	$0.75

Options to purchase 183,315 and 782 shares of common stock were outstanding as of March 31, 2015 and 2014, respectively, but not included in the computation of diluted earnings per share respectively, because the options were anti-dilutive.

(9)	Common Stock
Equity Plans — We have granted a variety of awards, including common stock, restricted stock, restricted stock units, performance units, stock appreciation rights (“SARs”), and stock options to our directors, officers, and employees.
Accounting Methods — We recorded compensation expense (net of taxes) of $1 million and $2 million in the three month periods ended March 31, 2015 and 2014, respectively, related to nonqualified stock options as part of our selling, general and administrative expense. This resulted in a decrease of $0.01 and $0.04 in both basic and diluted earnings per share for the three month period ended March 31, 2015 and 2014.
For employees eligible to retire at the grant date, we immediately expense stock options and restricted stock. If employees become eligible to retire during the vesting period, we immediately recognize any remaining expense associated with their stock options and restricted stock.
As of March 31, 2015, there was approximately $5 million of unrecognized compensation costs related to our stock option awards that we expect to recognize over a weighted average period of 0.7 years.
Compensation expense for restricted stock, restricted stock units, long-term performance units and SARs (net of taxes) was $6 million and $5 million for the three month periods ended March 31, 2015 and 2014, respectively, and was recorded in selling, general, and administrative expense in our condensed consolidated statements of income.
Cash received from stock option exercises for the three months ended March 31, 2015 and 2014 was $2 million and less than $1 million, respectively.
Stock options exercised in the first three months of 2015 generated a tax benefit of $3 million. We started to record this tax benefit in the third quarter of 2013 when we began utilizing our federal and state NOLs.
Assumptions — We calculated the fair values of stock option awards using the Black-Scholes option pricing model with the weighted average assumptions listed below. The fair value of share-based awards is determined at the time the awards are granted which is generally in January of each year, and requires judgment in estimating employee and market behavior. There were no stock options granted in 2015.

	Three Months Ended March 31,
	2015	2014
Stock Options Granted
Weighted average grant date fair value, per share	$—	$26.46
Weighted average assumptions used:
Expected volatility	—%	52.8%
Expected lives		5.0
Risk-free interest rates	—%	1.7%
Dividend yields	—%	—%

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

Stock Options — The following table reflects the status and activity for all options to purchase common stock for the period indicated:

	Three Months Ended March 31, 2015
	Shares Under Option	Weighted Avg. Exercise Prices	Weighted Avg. Remaining Life in Years	Aggregate Intrinsic Value
				(Millions)
Outstanding Stock Options
Outstanding, January 1, 2015	1,454,003	$31.16	4.4	$33
Granted	—	—
Canceled	(20,427)	23.75
Forfeited	—	—
Exercised	(96,997)	20.78		3
Outstanding, March 31, 2015	1,336,579	$32.03	4.3	$31
The weighted average grant-date fair value of options granted during the three months ended March 31, 2014 was $26.46. There were no stock options granted in 2015. The total fair value of shares vested was $4 million and $6 million for the periods ended March 31, 2015 and 2014, respectively.

Restricted Stock — The following table reflects the status for all nonvested restricted shares for the period indicated:

	Three Months Ended March 31, 2015
	Shares	Weighted Avg. Grant Date Fair Value
Nonvested Restricted Shares
Nonvested balance at January 1, 2015	286,051	$42.35
Granted	350,101	53.40
Vested	(150,171)	37.86
Forfeited	—	—
Nonvested balance at March 31, 2015	485,981	$51.70
The fair value of restricted stock grants is usually equal to the average of the high and low trading price of our stock on the date of grant. As of March 31, 2015, approximately $19 million of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of approximately 2.8 years. The total fair value of restricted shares vested was $6 million and $7 million at March 31, 2015 and 2014, respectively.
In January 2015, our Board of Directors approved a share repurchase program, authorizing our company to repurchase up to $350 million of our outstanding common stock over a three-year period. This repurchase program does not obligate Tenneco to make repurchases at any specific time or situation and is part of our overall capital allocation strategy. We repurchased 192,000 shares through this program in the three month period ended March 31, 2015.
Repurchased shares held as part of our treasury stock were 3,436,692 and 3,244,692 shares at March 31, 2015 and December 31, 2014, respectively.
Long-Term Performance Units, Restricted Stock Units and SARs — Long-term performance units, restricted stock units and SARs are paid in cash and recognized as a liability based upon their fair value. As of March 31, 2015, $30 million of total unrecognized compensation costs is expected to be recognized over a weighted-average period of approximately 2.2 years.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

(10)	Pension Plans, Postretirement and Other Employee Benefits
Net periodic pension costs and postretirement benefit costs consist of the following components:

	Three Months Ended March 31,
	Pension				Postretirement
	2015		2014		2015	2014
	US	Foreign	US	Foreign	US	US
	(Millions)
Service cost — benefits earned during the period	$—	$2	$—	$2	$—	$—
Interest cost	5	4	5	5	1	1
Expected return on plan assets	(6)	(5)	(6)	(6)	—	—
Curtailment loss	—	—	—
Settlement loss	—	—	—	—	—	—
Net amortization:
Actuarial loss	2	2	2	2	1	1
Prior service cost	—	—	—	—	(1)	(2)
Net pension and postretirement costs	$1	$3	$1	$3	$1	$—

For the three months ended March 31, 2015, we made pension contributions of less than $1 million and $4 million for our domestic and foreign pension plans, respectively. Based on current actuarial estimates, we believe we will be required to contribute approximately $22 million for the remainder of 2015. Pension contributions beyond 2015 will be required, but those amounts will vary based upon many factors including, for example, the performance of our pension fund investments during 2015.
We made postretirement contributions of approximately $2 million during the first three months of 2015. Based on current actuarial estimates, we believe we will be required to contribute approximately $7 million for the remainder of 2015.
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
Amounts recognized for pension and postretirement benefits in other comprehensive income for the three months ended March 31, 2015 and 2014 include the following components:

	Three Months Ended March 31,
	2015			2014
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before- Tax Amount	Tax Benefit	Net-of-Tax Amount
	(Millions)
Defined benefit pension and postretirement plans:
Amortization of prior service cost included in net periodic pension and postretirement cost	$(1)	$—	$(1)	$—	$—	$—
Amortization of actuarial loss included in net periodic pension and postretirement cost	5	(1)	4	4	(1)	3
Other comprehensive income – pension benefits	$4	$(1)	$3	$4	$(1)	$3

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

(11)	New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an amendment on revenue recognition. The amendment in this update creates Topic 606, Revenue from Contracts with Customers, and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendment supersedes the cost guidance in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs-Contracts with Customers. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment is effective for reporting periods beginning after December 15, 2016 for public entities. We will adopt this amendment on January 1, 2017. We are currently evaluating the potential impact of this new guidance on our consolidated financial statements.
In April 2015, the FASB issued Accounting Standard Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. For public business entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted for financial statements that have not been previously issued. We adopted this standard for the first quarter of 2015 and applied retrospectively. Please refer to note 3 in our notes to condensed consolidated financial statements located in Part I Item 1 of this Form 10-Q for further discussion.

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

The following table summarizes certain Tenneco Inc. segment information:

	Clean Air Division			Ride Performance Division
	North America	Europe, South America & India	Asia Pacific	North America	Europe, South America & India	Asia Pacific	Other	Reclass & Elims	Total
	(Millions)
At March 31, 2015 and for the Three Months Ended March 31, 2015
Revenues from external customers	$684	$457	$264	$331	$230	$57	$—	$—	$2,023
Intersegment revenues	4	27	—	3	7	12	—	(53)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	54	10	27	35	8	10	(24)	—	120
Total assets	1,255	812	606	730	480	225	—	31	4,139
At March 31, 2014 and for the Three Months Ended March 31, 2014
Revenues from external customers	698	506	240	335	263	52	—	—	2,094
Intersegment revenues	7	29	—	3	10	9	—	(58)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	56	9	20	30	16	7	(25)	—	113
Total assets	1,197	908	563	701	557	219	—	34	4,179

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
We revised the supplemental guarantor statements of comprehensive income and cash flows as a result of a correction to comprehensive income and to the classification of intercompany dividends in the cash flow. These revisions had no impact on any of the company’s current or previously issued consolidated financial statements. In 2014 a misclassification in supplemental cash flow statement reclassing intercompany dividend payments between operating activities and financing activities was identified. During the three month period ended on March 31, 2014, no intercompany dividend payments were made. As a result, there is no impact to the supplemental cash flow statement at March 31, 2014. Other comprehensive loss of $3 million was excluded in the net comprehensive income of the parent company for the three month period ended on March 31, 2014. The impact of these corrections to the applicable prior periods are reflected in the guarantor financial information herein and will be reflected in future filings.
Distributions
There are no significant restrictions on the ability of the Guarantor Subsidiaries to make distributions to us.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended March 31, 2015
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$897	$1,126	$—	$—	$2,023
Affiliated companies	106	145	—	(251)	—
	1,003	1,271	—	(251)	2,023
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	842	1,095	—	(251)	1,686
Engineering, research, and development	21	20	—	—	41
Selling, general, and administrative	46	77	2	—	125
Depreciation and amortization of other intangibles	22	28	—	—	50
	931	1,220	2	(251)	1,902
Other income (expense)
Loss on sale of receivables	—	(1)	—	—	(1)
Other income (expense)	(4)	4	—	—	—
	(4)	3	—	—	(1)
Earnings (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	68	54	(2)	—	120
Interest expense —
External (net of interest capitalized)	—	—	16	—	16
Affiliated companies (net of interest income)	17	(17)	—	—	—
Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	51	71	(18)	—	104
Income tax expense	18	23	—	—	41
Equity in net income (loss) from affiliated companies	30	—	67	(97)	—
Net Income (loss)	63	48	49	(97)	63
Less: Net income attributable to noncontrolling interests	—	14	—	—	14
Net income (loss) attributable to Tenneco Inc.	$63	$34	$49	$(97)	$49
Comprehensive income (loss) attributable to Tenneco Inc.	$63	$34	$(20)	$(97)	$(20)

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended March 31, 2014
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$920	$1,174	$—	$—	$2,094
Affiliated companies	103	148	—	(251)	—
	1,023	1,322	—	(251)	2,094
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	802	1,203	—	(251)	1,754
Engineering, research, and development	22	20	—	—	42
Selling, general, and administrative	51	79	2	—	132
Depreciation and amortization of other intangibles	21	30	—	—	51
	896	1,332	2	(251)	1,979
Other income (expense)
Loss on sale of receivables	—	(1)	—	—	(1)
Other income (expense)	(2)	1	—	—	(1)
	(2)	—	—	—	(2)
Earnings (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	125	(10)	(2)	—	113
Interest expense —
External (net of interest capitalized)	—	—	19	—	19
Affiliated companies (net of interest income)	16	(16)	—	—	—
Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	109	6	(21)	—	94
Income tax expense	30	10	—	—	40
Equity in net income (loss) from affiliated companies	(15)	—	67	(52)	—
Net income (loss)	64	(4)	46	(52)	54
Less: Net income attributable to noncontrolling interests	—	8	—	—	8
Net income (loss) attributable to Tenneco Inc.	$64	$(12)	$46	$(52)	$46
Comprehensive income (loss) attributable to Tenneco Inc.	$64	$(12)	$43	$(52)	$43

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

BALANCE SHEET

	March 31, 2015
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$288	$—	$—	$288
Receivables, net	464	1,378	—	(590)	1,252
Inventories	339	378	—	—	717
Deferred income taxes	47	24	7	—	78
Prepayments and other	70	209	—	—	279
Total current assets	920	2,277	7	(590)	2,614
Other assets:
Investment in affiliated companies	1,104	—	771	(1,875)	—
Notes and advances receivable from affiliates	924	11,056	4,927	(16,907)	—
Long-term receivables, net	11	1	—	—	12
Goodwill	22	41	—	—	63
Intangibles, net	12	15	—	—	27
Deferred income taxes	80	16	56	—	152
Other	36	50	—	—	86
	2,189	11,179	5,754	(18,782)	340
Plant, property, and equipment, at cost	1,260	2,105	—	—	3,365
Less — Accumulated depreciation and amortization	(860)	(1,320)	—	—	(2,180)
	400	785	—	—	1,185
Total assets	$3,509	$14,241	$5,761	$(19,372)	$4,139
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)
Short-term debt — non-affiliated	$—	$117	$15	$—	$132
Short-term debt — affiliated	147	254	—	(401)	—
Trade payables	553	979	—	(141)	1,391
Accrued taxes	(21)	39	33	—	51
Other	125	234	15	(48)	326
Total current liabilities	804	1,623	63	(590)	1,900
Long-term debt — non-affiliated	—	44	1,084	—	1,128
Long-term debt — affiliated	1,801	10,964	4,142	(16,907)	—
Deferred income taxes	—	18	—	—	18
Postretirement benefits and other liabilities	413	112	(2)	5	528
Commitments and contingencies
Total liabilities	3,018	12,761	5,287	(17,492)	3,574
Redeemable noncontrolling interests	—	43	—	—	43
Tenneco Inc. shareholders’ equity	491	1,389	474	(1,880)	474
Noncontrolling interests	—	48	—	—	48
Total equity	491	1,437	474	(1,880)	522
Total liabilities, redeemable noncontrolling interests and equity	$3,509	$14,241	$5,761	$(19,372)	$4,139

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

BALANCE SHEET

	December 31, 2014
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$10	$272	$—	$—	$282
Restricted cash	—	3	—	—	3
Receivables, net	408	1,309	—	(629)	1,088
Inventories	312	376	—	—	688
Deferred income taxes	49	25	7	—	81
Prepayments and other	96	188	—	—	284
Total current assets	875	2,173	7	(629)	2,426
Other assets:
Investment in affiliated companies	1,064	—	764	(1,828)	—
Notes and advances receivable from affiliates	944	10,589	4,844	(16,377)	—
Long-term receivables, net	12	—	—	—	12
Goodwill	22	43	—	—	65
Intangibles, net	10	16	—	—	26
Deferred income taxes	76	14	53	—	143
Other	40	53	—	—	93
	2,168	10,715	5,661	(18,205)	339
Plant, property, and equipment, at cost	1,236	2,254	—	—	3,490
Less — Accumulated depreciation and amortization	(845)	(1,427)	—	—	(2,272)
	391	827	—	—	1,218
Total assets	$3,434	$13,715	$5,668	$(18,834)	$3,983
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)
Short-term debt — non-affiliated	$—	$54	$6	$—	$60
Short-term debt — affiliated	243	220	9	(472)	—
Trade payables	478	1,000	—	(106)	1,372
Accrued taxes	(15)	31	24	—	40
Other	134	241	3	(51)	327
Total current liabilities	840	1,546	42	(629)	1,799
Long-term debt — non-affiliated	—	44	998	—	1,042
Long-term debt — affiliated	1,730	10,516	4,131	(16,377)	—
Deferred income taxes	—	18	—	—	18
Postretirement benefits and other liabilities	418	129	—	4	551
Commitments and contingencies
Total liabilities	2,988	12,253	5,171	(17,002)	3,410
Redeemable noncontrolling interests	—	35	—	—	35
Tenneco Inc. shareholders’ equity	446	1,386	497	(1,832)	497
Noncontrolling interests	—	41	—	—	41
Total equity	446	1,427	497	(1,832)	538
Total liabilities, redeemable noncontrolling interests and equity	$3,434	$13,715	$5,668	$(18,834)	$3,983

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2015
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$(74)	$26	$(2)	$—	$(50)
Investing Activities
Proceeds from sale of assets	—	1	—	—	1
Cash payments for plant, property, and equipment	(27)	(50)	—	—	(77)
Cash payments for software related intangible assets	(2)	(3)	—	—	(5)
Changes in restricted cash	—	3	—	—	3
Net cash used by investing activities	(29)	(49)	—	—	(78)
Financing Activities
Tax benefit from stock-based compensation	—	—	3	—	3
Retirement of long-term debt	—	—	(4)	—	(4)
Purchase of common stock under the share repurchase program	—	—	(11)	—	(11)
Increase (decrease) in bank overdrafts	—	(8)	—	—	(8)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivables	—	64	47	—	111
Net increase (decrease) in short-term borrowings secured by accounts receivables	—	—	50	—	50
Intercompany dividend payments and net increase (decrease) in intercompany obligations	93	(10)	(83)	—	—
Net cash provided (used) by financing activities	93	46	2	—	141
Effect of foreign exchange rate changes on cash and cash equivalents	—	(7)	—	—	(7)
Increase (decrease) in cash and cash equivalents	(10)	16	—	—	6
Cash and cash equivalents, January 1	10	272	—	—	282
Cash and cash equivalents, March 31 (Note)	$—	$288	$—	$—	$288

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2014
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$(208)	$90	$(22)	$—	$(140)
Investing Activities
Cash payments for plant, property, and equipment	(25)	(58)	—	—	(83)
Cash payments for software related intangible assets	(4)	(3)	—	—	(7)
Changes in restricted cash	—	(1)			(1)
Net cash used by investing activities	(29)	(62)	—	—	(91)
Financing Activities
Issuance (repurchase) of common shares	—	—	(2)	—	(2)
Tax benefit from stock-based compensation	—	—	12	—	12
Retirement of long-term debt	—	—	(3)	—	(3)
Increase (decrease) in bank overdrafts	—	4	—	—	4
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivables	—	24	173	—	197
Net increase in short-term borrowings secured by accounts receivable	—	—	20	—	20
Intercompany dividend payments and net increase (decrease) in intercompany obligations	233	(55)	(178)	—	—
Capital contribution from noncontrolling interest partner	—	1	—	—	1
Net cash provided (used) by financing activities	233	(26)	22	—	229
Effect of foreign exchange rate changes on cash and cash equivalents	—	(6)	—	—	(6)
Increase (decrease) in cash and cash equivalents	(4)	(4)	—	—	(8)
Cash and cash equivalents, January 1	6	269	—	—	275
Cash and cash equivalents, March 31 (Note)	$2	$265	$—	$—	$267

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As you read the following review of our financial condition and results of operations, you should also read our condensed consolidated financial statements and related notes beginning on page 6.
Executive Summary
We are one of the world's leading manufacturers of clean air and ride performance products and systems for light vehicle, commercial truck and off-highway applications. We serve both original equipment (OE) vehicle designers and manufacturers and the repair and replacement markets, or aftermarket, globally through leading brands, including Monroe®, Rancho®, Clevite® Elastomers, Marzocchi®, Axios™, Kinetic® and Fric-Rot™ ride performance products and Walker®, XNOx®, Fonos™, DynoMax®, and Thrush® clean air products. We serve more than 70 different original equipment manufacturers and commercial truck and off-highway engine manufacturers, and our products are included on nine of the top 10 car models produced for sale in Europe and eight of the top 10 light truck models produced for sale in North America for 2014. Our aftermarket customers are comprised of full-line and specialty warehouse distributors, retailers, jobbers, installer chains and car dealers. As of December 31, 2014, we operated 90 manufacturing facilities worldwide and employed approximately 29,000 people to service our customers' demands.
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
For the first quarter of 2015, light vehicle production was up two percent in both North America and Europe and six percent in both China and India. Light vehicle production was down 14 percent in South America and 13 percent in Australia in the first quarter of 2015 when compared to the first quarter of 2014.
Total revenues for the first quarter of 2015 were $2,023 million, down from $2,094 million in the first quarter of 2014. Excluding the impact of currency and substrate sales, revenue was up $73 million, or 5 percent, from $1,610 million to $1,683 million, driven primarily by stronger OE light vehicle volumes in Europe, South America, India and China, higher OE commercial truck, off-highway and other revenue in North America Ride Performance, increased aftermarket sales in North America and new platforms in China and Europe OE Ride Performance.
Cost of sales (exclusive of depreciation and amortization): Cost of sales for the first quarter of 2015 was $1,686 million, or 83.3 percent of sales, compared to $1,754 million, or 83.8 percent of sales in the first quarter of 2014. The following table lists the primary drivers behind the change in cost of sales ($ millions).

Quarter ended March 31, 2014	$1,754
Volume and mix	95
Material	(18)
Currency exchange rates	(135)
Restructuring	(7)
Other Costs	(3)
Quarter ended March 31, 2015	$1,686

The decrease in cost of sales was due to the impact of currency exchange rates, lower net material costs, lower restructuring costs and lower other costs, mainly manufacturing, partially offset by the year-over-year increase in volume.
Gross margin: Revenue less cost of sales for the first quarter of 2015 was $337 million, or 16.7 percent, versus $340 million, or 16.2 percent, in the first quarter of 2014. The effect on gross margin resulting from higher volumes, lower net material costs, lower restructuring expenses and lower other costs, mainly manufacturing, was more than offset by unfavorable currency.
Engineering, research and development: Engineering, research and development expense was $41 million and $42 million in the first quarters of 2015 and 2014, respectively.

Selling, general and administrative (SG&A): SG&A expense was down $7 million in the first quarter of 2015 at $125 million compared to $132 million in the first quarter of 2014 mainly due to favorable currency impact.
Depreciation and amortization: Depreciation and amortization expense was $50 million in the first quarter of 2015, compared to $51 million in the first quarter of 2014.
Earnings before interest expense, taxes and noncontrolling interests (“EBIT”) were $120 million for the first quarter of 2015, an increase of $7 million when compared to $113 million in the first quarter of the prior year. Higher OE light vehicle volumes in Europe, South America, India and China, higher OE commercial truck, off-highway and other revenue in North America Ride Performance, higher North American aftermarket sales and new platforms in China and Europe OE Ride Performance, the benefit of our product cost leadership initiatives, lower restructuring costs and savings from previous restructuring activities were partially offset by unfavorable mix and negative currency.
Results from Operations
Net Sales and Operating Revenues for the Three Months Ended March 31, 2015 and 2014
The tables below reflect our revenues for the first quarters 2015 and 2014. We show the component of our OE revenue represented by substrate sales. While we generally have primary design, engineering and manufacturing responsibility for OE emission control systems, we do not manufacture substrates. Substrates are porous ceramic filters coated with a catalyst - typically, precious metals such as platinum, palladium and rhodium. These are supplied to us by Tier 2 suppliers generally as directed by our OE customers. We generally earn a small margin on these components of the system. As the need for more sophisticated emission control solutions increases to meet more stringent environmental regulations, and as we capture more diesel aftertreatment business, these substrate components have been increasing as a percentage of our revenue. While these substrates dilute our gross margin percentage, they are a necessary component of an emission control system.
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
Additionally, we present these reconciliations of revenues in order to reflect value-add revenues without the effect of changes in foreign currency rates. We have not reflected any currency impact in the 2014 table since this is the base period for measuring the effects of currency during 2015 on our operations. We believe investors find this information useful in understanding period-to-period comparisons in our revenues.

	Three Months Ended March 31, 2015
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$684	$240	$444	$(1)	$445
Europe, South America & India	457	164	293	(64)	357
Asia Pacific	264	60	204	(5)	209
Total Clean Air Division	1,405	464	941	(70)	1,011
Ride Performance Division
North America	331	—	331	(5)	336
Europe, South America & India	230	—	230	(46)	276
Asia Pacific	57	—	57	(3)	60
Total Ride Performance Division	618	—	618	(54)	672
Total Tenneco Inc.	$2,023	$464	$1,559	$(124)	$1,683

	Three Months Ended March 31, 2014
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$698	$264	$434	$—	$434
Europe, South America & India	506	172	334	—	334
Asia Pacific	240	48	192	—	192
Total Clean Air Division	1,444	484	960	—	960
Ride Performance Division
North America	335	—	335	—	335
Europe, South America & India	263	—	263	—	263
Asia Pacific	52	—	52	—	52
Total Ride Performance Division	650	—	650	—	650
Total Tenneco Inc.	$2,094	$484	$1,610	$—	$1,610

	Three Months Ended March 31, 2015 Versus Three Months Ended March 31, 2014 Dollar and Percent Increase (Decrease)
	Revenues	Percent	Value-add Revenues excluding Currency	Percent
	(Millions Except Percent Amounts)
Clean Air Division
North America	$(14)	(2)%	$11	3%
Europe, South America & India	(49)	(10)%	23	7%
Asia Pacific	24	10%	17	9%
Total Clean Air Division	(39)	(3)%	51	5%
Ride Performance Division
North America	(4)	(1)%	1	—%
Europe, South America & India	(33)	(13)%	13	5%
Asia Pacific	5	10%	8	15%
Total Ride Performance Division	(32)	(5)%	22	3%
Total Tenneco Inc.	$(71)	(3)%	$73	5%

Light Vehicle Industry Production by Region for Three Months Ended March 31, 2015 and 2014 (According to IHS Automotive, April 2015)

	Three Months Ended March 31,
	2015	2014	Increase (Decrease)	% Increase (Decrease)
	(Number of Vehicles in Thousands)
North America	4,297	4,204	93	2%
Europe	5,347	5,236	111	2%
South America	811	940	(129)	(14)%
India	979	921	58	6%
Total Europe, South America & India	7,137	7,097	40	1%
China	5,880	5,569	311	6%
Australia	37	43	(6)	(13)%
Clean Air revenue was down $39 million in the first quarter of 2015 compared to the first quarter of 2014 with lower volumes in North America and higher volumes in Europe, South America and India and Asia Pacific. The decrease in North American revenues was driven by lower light vehicle volumes partially offset by increased aftermarket revenues, which accounted for $9 million of the year-over-year change in revenues. Currency had $1 million unfavorable impact on North American revenues. In the European, South American and India region, higher volumes drove a $51 million increase in revenues due to higher light vehicle volumes in the region and higher commercial truck and off-highway vehicle revenues in Europe, partially offset by lower year-over-year aftermarket revenues in Europe and lower commercial truck and off-highway vehicle revenues in South America. Currency had a $98 million unfavorable impact on European, South American and Indian revenues. The increase in Asia Pacific revenues was primarily driven by higher volumes of $33 million, mostly due to higher light vehicle production and new programs in China. Currency had a $7 million unfavorable impact on Asia Pacific revenues.
Ride Performance revenue was down $32 million in the first quarter of 2015 compared to the first quarter of 2014 with higher volumes in all regions. In North America, higher volumes of $2 million driven by higher aftermarket sales and higher commercial truck and off-highway vehicle revenues was partially offset by lower volumes in light vehicle. Currency had a $5 million unfavorable impact on North American revenues. In the European, South American and India region, higher volumes of $14 million were driven by light vehicle increase in the region, higher commercial truck and off-highway vehicle revenues in Europe and higher South American aftermarket sales partially offset by lower aftermarket volumes in Europe. Currency had a $46 million unfavorable impact on European, South American and Indian revenues. Asia Pacific revenues increased by $5 million. Higher volumes of $8 million, mostly due to higher light vehicle production volumes in China, were partially offset by lower volumes in Australia. Currency had a $3 million unfavorable impact on Asia Pacific revenues.

Earnings before Interest Expense, Income Taxes and Noncontrolling Interests (“EBIT”) for the Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31,		Change
	2015	2014
	(Millions)
Clean Air Division
North America	$54	$56	$(2)
Europe, South America & India	10	9	1
Asia Pacific	27	20	7
Total Clean Air Division	91	85	6
Ride Performance Division
North America	35	30	5
Europe, South America & India	8	16	(8)
Asia Pacific	10	7	3
Total Ride Performance Division	53	53	—
Other	(24)	(25)	1
Total Tenneco Inc.	$120	$113	$7
The EBIT results shown in the preceding table include the following items, certain of which are discussed below under “Restructuring and Other Charges,” which have an effect on the comparability of EBIT results between periods:

	Three Months Ended March 31,
	2015	2014
	(Millions)
Clean Air Division
Europe, South America & India
Restructuring and related expenses	$1	$8
Asia Pacific
Restructuring and related expenses	1	—
Total Clean Air Division	$2	$8
Ride Performance Division
Europe, South America & India
Restructuring and related expenses	3	2
Total Ride Performance Division	$3	$2
EBIT for the Clean Air division was $91 million in the first quarter of 2015 compared to $85 million in the first quarter a year ago. EBIT for North America decreased $2 million to $54 million in the first quarter of 2015 versus the first quarter of 2014. The benefit from higher aftermarket sales was more than offset by lower light vehicle volumes and negative currency. Europe, South America and India's EBIT was $10 million in the first quarter of 2015 and $9 million in the first quarter of 2014. Higher volumes in light vehicle in the region, lower restructuring and related expenses and year-over-year restructuring savings were partially offset by lower aftermarket volumes in Europe, lower commercial truck and off-highway vehicles in South America, higher SG&A and engineering expenses and negative currency. EBIT for Asia Pacific increased $7 million to $27 million in the first quarter of 2015 from $20 million in the first quarter of 2014. EBIT benefited from higher light vehicle production volumes and new platforms in China, strong operational management and positive currency, partially offset by lower volumes in Australia and higher restructuring and related expenses. For the Clean Air division, restructuring and related expenses of $2 million were included in EBIT for the first quarter of 2015 and $8 million for the same period in 2014. Currency had a $2 million unfavorable impact on EBIT of the Clean Air division for 2015 when compared to last year.
EBIT for the Ride Performance division was $53 million in the first quarter of 2015 and the first quarter of 2014, respectively. EBIT for North America increased $5 million in the first quarter of 2015 to $35 million from $30 million in the first quarter of 2014. The benefits of increased aftermarket and commercial truck volumes and improved operational management were partially offset by lower light vehicle volumes and negative currency. Europe, South America and India's EBIT was $8 million in the first quarter of 2015 and $16 million in the first quarter of 2014. The benefit from higher light vehicle volumes in the region, higher aftermarket volumes in South America, new platforms in Europe and savings from prior restructuring activities were more than offset by unfavorable mix, lower aftermarket volumes in Europe and negative currency. EBIT for Asia Pacific increased $3 million to $10 million in the first quarter of 2015 from $7 million in the first quarter of 2014. EBIT benefited from higher light vehicle production volumes in China, operational cost improvements and favorable currency, partially offset by lower volumes in Australia. For the Ride Performance division, restructuring and related expenses of $3 million were included in EBIT for the first quarter of 2015 and $2 million for the same period in 2014. Currency had a $6 million unfavorable impact on EBIT of the Ride Performance division for 2015 when compared to last year. EBIT for the Ride Performance division also included a $7 million expense to adjust workers' compensation reserves in the first quarter of 2014.
Currency had a $8 million unfavorable impact on overall company EBIT for the first quarter of 2015 as compared to the prior year's first quarter.
EBIT as a Percentage of Revenue for the Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31,
	2015	2014
Clean Air Division
North America	8%	8%
Europe, South America & India	2%	2%
Asia Pacific	10%	8%
Total Clean Air Division	6%	6%
Ride Performance Division
North America	11%	9%
Europe, South America & India	3%	6%
Asia Pacific	18%	13%
Total Ride Performance Division	9%	8%
Total Tenneco Inc.	6%	5%

In the Clean Air division, EBIT as a percentage of revenues for the first quarter of 2015 was even compared to last year's first quarter. In North America, EBIT as a percentage of revenues for the first quarter of 2015 was even compared to last year's first quarter. The benefit from higher aftermarket sales was offset by lower light vehicle volumes and negative currency. Europe, South America and India's EBIT as a percentage of revenues for the first quarter of 2015 was even compared to the prior year's first quarter. Higher light vehicle volumes in the region, lower restructuring and related expenses and year-over-year restructuring savings were offset by lower aftermarket volumes in Europe, lower commercial truck and off-highway vehicles in South America, higher SG&A and engineering expenses and negative currency. EBIT as a percentage of revenues for Asia Pacific in the first quarter of 2015 was up two percentage points compared to the first quarter of 2014. The benefit from higher light vehicle production volumes and new platforms in China, strong operational management and positive currency was partially offset by lower volumes in Australia and higher restructuring and related expenses.
In the Ride Performance division, EBIT as a percentage of revenues was up one percentage point compared to the prior year's first quarter. In the first quarter of 2015, EBIT as a percentage of revenues for North America was up two percentage points compared to the first quarter of 2014. The benefits of increased aftermarket and commercial truck volumes and improved operational management were partially offset by lower light vehicle volumes and negative currency. EBIT as a percentage of revenues in Europe, South America and India was down three percentage points compared to the prior year's first quarter. The benefit from higher light vehicle volumes in the region, higher aftermarket volumes in South America, new platforms in Europe and savings from prior restructuring activities were more than offset by unfavorable mix, lower aftermarket volumes in Europe and negative currency. In Asia Pacific, EBIT as a percentage of revenues for the first quarter of 2015 was up five percentage points from last year's first quarter. The benefit from higher light vehicle production volumes in China, operational cost improvements and favorable currency was partially offset by lower volumes in Australia.
Interest Expense, Net of Interest Capitalized
We reported interest expense in the first quarter of 2015 of $16 million (all in our U.S. operations) net of interest capitalized of $1 million, and $19 million (all in our U.S. operations) net of interest capitalized of $1 million in the first quarter of 2014. The decrease was due to lower interest rates from the refinancing completed in December 2014 where we extended maturities, increased size of our senior secured credit facility and reduced the rates on both the credit facility and a senior unsecured note.

On March 31, 2015, we had $769 million in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed through December 2020, $225 million is fixed through December 2024 and the remainder is fixed from 2015 through 2025. We also have $385 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” later in this Management’s Discussion and Analysis.
Income Taxes
We reported income tax expense of $41 million and $40 million in the three month periods ended March 31, 2015 and March 31, 2014, respectively. The tax expense recorded in the first quarter of 2015 included a net tax expense of $1 million for prior year tax adjustments primarily relating to changes to uncertain tax positions and prior year income tax estimates.
We believe it is reasonably possible that up to $15 million in unrecognized tax benefits related to the expiration of foreign statute of limitations and the conclusion of income tax examinations may be recognized within the coming year.
Restructuring and Other Charges
Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. In 2014, we incurred $49 million in restructuring and related costs including non-cash charges of $5 million, primarily related to European cost reduction efforts, headcount reductions in Australia and South America, the sale of a closed facility in Cozad, Nebraska and costs related to organizational changes, of which $28 million was recorded in cost of sales, $9 million in SG&A, $7 million in engineering expense, $4 million in other expense and $1 million in depreciation and amortization. In the first quarter of 2015, we incurred $5 million in restructuring and related costs, primarily related to European cost reduction efforts and the closure of a JIT plant in Australia, of which $4 million was recorded in cost of sales and $1 million in SG&A. In the first quarter of 2014, we incurred $10 million in restructuring and related costs, primarily related to European cost reduction efforts including non-cash asset write downs of $1 million, all of which was recorded in cost of sales.
Amounts related to activities that are part of our restructuring reserves are as follows:

	December 31, 2014 Restructuring Reserve	2015 Expenses	2015 Cash Payments	Impact of Exchange Rates	March 31, 2015 Restructuring Reserve
	(Millions)
Employee Severance, Termination Benefits and Other Related Costs	$40	5	(8)	(4)	$33
On January 31, 2013, we announced our intent to reduce structural costs in Europe by approximately $60 million annually. We still expect to reach our target annual savings rate in 2016, however the recent dramatic changes in exchange rates will likely have an impact on the actual savings achieved when translated from Euros into U.S. dollars. In the first quarter of 2015, we incurred $5 million in restructuring and related costs, of which $4 million was related to this initiative. While we are nearing the completion of this initiative, we expect to incur additional restructuring and related costs in 2015 and 2016 due to certain ongoing matters. For example, we closed a plant in Gijon Spain in 2013, but subsequently re-opened it in July 2014 with about half of its prior workforce after the employees' works council successfully filed suit challenging the closure decision. Pursuant to an agreement we entered into with employee representatives, we are currently engaged in a sales process for the facility and intend to continue operating it until a complete transfer of ownership takes place in 2016.
Under the terms of our amended and restated senior credit agreement that took effect on December 8, 2014, we are allowed to exclude up to $150 million in the aggregate of all costs, expenses, fees, fines, penalties, judgments, legal settlements and other amounts associated with any restructuring, litigation, claim, proceeding or investigation related to or undertaken by us or any of our subsidiaries, together with any related provision for taxes, incurred after December 8, 2014 in the calculation of the financial covenant ratios required under our senior credit facility. As of March 31, 2015, we had excluded $5 million of allowable charges relating to restructuring initiatives against the $150 million available under the terms of the senior credit facility.
Earnings Per Share
We reported net income attributable to Tenneco Inc. of $49 million or $0.80 per diluted common share for the first quarter of 2015. Included in the results for the first quarter of 2015 were negative impacts from expenses related to our restructuring activities and net tax adjustments. The total impact of these items decreased earnings per diluted share by $0.08. We reported net income attributable to Tenneco Inc. of $46 million or $0.75 per diluted common share for the first quarter of 2014. Included in the results for the first quarter of 2014 were negative impacts from expenses related to our restructuring activities. The net impact of these items decreased earnings per diluted share by $0.16.

Dividends on Common Stock
On January 10, 2001, our Board of Directors eliminated the quarterly dividend on our common stock. There are no current plans to reinstate a dividend on our common stock.
Cash Flows for the Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31,
	2015	2014
	(Millions)
Cash provided (used) by:
Operating activities	$(50)	$(140)
Investing activities	(78)	(91)
Financing activities	141	229
Operating Activities
For the first quarter of 2015, operating activities used $50 million in cash compared to $140 million in cash used during last year’s first quarter. Compared to the prior year, the lower use of cash from operations was primarily driven by working capital improvements, lower interest payments and lower tax payments. For the first quarter of 2015, cash used for working capital was $160 million versus $244 million of cash used for working capital in the first quarter of 2014. Receivables were a use of cash of $194 million in the first quarter of 2015 compared to a use of cash of $234 million in the prior year’s first quarter. Inventory represented a cash outflow of $59 million for the first quarter of 2015 and a cash outflow of $81 million during the first quarter of 2014. Accounts payable provided $77 million of cash for the quarter ended March 31, 2015, compared to $87 million cash provided for the quarter ended March 31, 2014. No cash tax payments in the first quarter of 2015 due to a US tax refund of $25 million for overpayment in 2014 compared to $21 million of cash tax payments in the prior year’s first quarter.
Investing Activities
Cash used for investing activities was $78 million in the first quarter of 2015 compared to cash used of $91 million in the same period a year ago. Cash payments for plant, property and equipment were $77 million in the first quarter of 2015 versus payments of $83 million in the first quarter of 2014, a decrease of $6 million. Cash payments for software-related intangible assets were $5 million and $7 million, respectively, for the first quarters of 2015 and 2014. Changes in restricted cash were a source of cash of $3 million in the first quarter of 2015 compared to a use of cash of $1 million in 2014.

Financing Activities
Cash flow from financing activities was an inflow of $141 million for the quarter ended March 31, 2015 compared to an inflow of $229 million for the quarter ended March 31, 2014. During the first quarter of 2015, we repurchased 192,000 shares of our outstanding common stock for $11 million at an average price of $57.13 per share as part of a previously announced stock buyback plan of up to $350 million over the next three years. Borrowings under our revolving credit facility were $88 million at March 31, 2015 and $251 million at March 31, 2014. At March 31, 2015, there was $50 million borrowed under the North American accounts receivable securitization programs, whereas at March 31, 2014, there was $30 million outstanding.
Outlook
We expect growth will continue to be driven by well-established structural growth drivers which include:
•Increasing global light vehicle industry production;
•Emissions regulations which require new content to meet more stringent requirements;
•Increased demand for MONROE® Intelligent Suspension technologies;
•The growing global car parc, which the company serves with industry-leading aftermarket brands.
In the second quarter, global OE light vehicle production is expected to increase three percent in the regions where we operate. IHS forecasts higher production in North America (three percent), China (eight percent) and India (four percent), with lower production expected in Europe (down two percent) and South America (down five percent). We are well-positioned to leverage higher light vehicle volumes with our strong platform position with leading global OEMs. We also expect continued regulatory-driven, incremental content growth on commercial truck and off-highway programs to meet global emissions requirements and a solid contribution from our global aftermarket business.
Excluding currency, we anticipate total revenue growth of about five percent in the second quarter. Based on current exchange rates, we anticipate a currency headwind in the second quarter of approximately nine percent.

We also reaffirm our full-year revenue guidance for total revenue growth of five percent to eight percent, excluding currency.
Tenneco’s revenue projections are based on the type of information set forth under “Outlook” in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth in Tenneco’s Annual Report on Form 10-K for the year ended December 31, 2014. Please see that disclosure for further information. Additionally, revenue assumptions for the second quarter are based on current and projected customer production schedules, as well as IHS Automotive April 2015 production forecasts.
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
Revenue Recognition
We recognize revenue for sales to our original equipment and aftermarket customers when title and risk of loss passes to the customers under the terms of our arrangements with those customers, which is usually at the time of shipment from our plants or distribution centers. Generally, in connection with the sale of exhaust systems to certain original equipment manufacturers, we purchase catalytic converters and diesel particulate filters or components thereof including precious metals (“substrates”) on behalf of our customers which are used in the assembled system. These substrates are included in our inventory and “passed through” to the customer at our cost, plus a small margin, since we take title to the inventory and are responsible for both the delivery and quality of the finished product. Revenues recognized for substrate sales were $464 million and $484 million for the first three months of 2015 and 2014, respectively. For our aftermarket customers, we provide for promotional incentives and returns at the time of sale. Estimates are based upon the terms of the incentives and historical experience with returns. Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis. Shipping and handling costs billed to customers are included in revenues and the related costs are included in cost of sales in our condensed consolidated statements of income.
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
Pre-production Design and Development and Tooling Assets
We expense pre-production design and development costs as incurred unless we have a contractual guarantee for reimbursement from the original equipment customer. Unbilled pre-production design and development costs recorded in prepayments and other and long-term receivables totaled $22 million and $23 million at March 31, 2015 and December 31, 2014, respectively. In addition, plant, property and equipment included $61 million and $59 million at March 31, 2015 and December 31, 2014, respectively, for original equipment tools and dies that we own, and prepayments and other included $119 million and $98 million at March 31, 2015 and December 31, 2014, respectively, for in-process tools and dies that we are building for our original equipment customers.
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
For interim tax reporting we estimate our annual effective tax rate and apply it to our year to date ordinary income. Jurisdictions where no tax benefit can be recognized due to a valuation allowance are excluded from the estimated annual effective tax rate. The impact of including these jurisdictions on the quarterly effective rate calculation could result in a higher or lower effective tax rate during a particular quarter due to the mix and timing of actual earnings versus annual projections. The tax effects of certain unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.
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
In the fourth quarter of 2014, the estimated fair value of each of our reporting units exceeded the carrying value of their assets and liabilities as of the testing date.
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
Our approach to establishing the discount rate assumption for both our domestic and foreign plans is generally based on the yield on high-quality corporate fixed-income investments. At the end of each year, the discount rate is determined using the results of bond yield curve models based on a portfolio of high quality bonds matching the notional cash inflows with the expected benefit payments for each significant benefit plan. Based on this approach, we lowered the weighted average discount rate for all our pension plans to 3.7 percent in 2015 from 4.6 percent in 2014. The discount rate for postretirement benefits was lowered to 4.1 percent in 2015 from 4.8 percent in 2014.

Our approach to determining expected return on plan asset assumptions evaluates both historical returns as well as estimates of future returns, and is adjusted for any expected changes in the long-term outlook for the equity and fixed income markets. As a result, our estimate of the weighted average long-term rate of return on plan assets for all of our pension plans was lowered to 6.7 percent for 2015 from 6.9 percent for 2014.
Except in the U.K., our pension plans generally do not require employee contributions. Our policy is to fund our pension plans in accordance with applicable U.S. and foreign government regulations and to make additional payments as funds are available to achieve full funding of the accumulated benefit obligation. As of March 31, 2015, all legal funding requirements have been met.
New Accounting Pronouncements
Note 11 in our notes to condensed consolidated financial statements located in Part I Item 1 of this Form 10-Q is incorporated herein for reference.

Liquidity and Capital Resources
Capitalization

	March 31, 2015	December 31, 2014	% Change
	(Millions)
Short-term debt and maturities classified as current	$132	$60	120%
Long-term debt	1,128	1,042	8
Total debt	1,260	1,102	14
Total redeemable noncontrolling interests	43	35	23
Total noncontrolling interests	48	41	17
Tenneco Inc. shareholders’ equity	474	497	(5)
Total equity	522	538	(3)
Total capitalization	$1,825	$1,675	9%
General. Short-term debt, which includes maturities classified as current, borrowings by foreign subsidiaries, and borrowings securitized by our North American accounts receivable securitization program, was $132 million and $60 million as of March 31, 2015 and December 31, 2014, respectively. Borrowings under our revolving credit facilities, which are classified as long-term debt, were $88 million and zero at March 31, 2015 and December 31, 2014, respectively.
The 2015 year-to-date increase in Tenneco Inc. shareholders' equity primarily resulted from net income attributable to Tenneco Inc. of $49 million, a $3 million increase related to pension and postretirement benefits and a $8 million increase in premium on common stock and other capital surplus relating to common stock issued pursuant to benefit plans, partially offset by a $72 million decrease caused by the impact of changes in foreign exchange rates on the translation of financial statements of our foreign subsidiaries into U.S. dollars and a $11 million increase in treasury stock as a result of purchases of common stock under our share purchase program..
Overview. Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions. The arrangement is secured by substantially all our domestic assets and pledges of up to 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries.
In April 2015, the FASB issued Accounting Standard Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. For public business entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted for financial statements that have not been previously issued. We adopted this standard for the first quarter of 2015 and applied retrospectively. The balance for unamortized debt issuance costs was $25 million and $27 million at March 31, 2015 and December 31, 2014, respectively.
On December 8, 2014, we completed an amendment and restatement of our senior credit facility by increasing the amounts and extending the maturity dates of our revolving credit facility and our Tranche A Term Facility. As of March 31, 2015, the senior credit facility provides us with a total revolving credit facility size of $1,200 million and had a $296 million balance outstanding under the Tranche A Term Facility, both of which will mature on December 8, 2019. Net carrying amount for the balance outstanding under the Tranche A Term Facility including a $2 million debt issuance cost was $294 million. Funds may be borrowed, repaid and re-borrowed under the revolving credit facility without premium or penalty (subject to any customary LIBOR breakage fees). The revolving credit facility is reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. Outstanding letters of credit reduce our availability to borrow revolving loans under the facility. We are required to make quarterly principal payments under the Tranche A Term Facility of $3.75 million through December 31, 2016, $5.625 million beginning March 31, 2017 through December 31, 2017, $7.5 million beginning March 31, 2018 through September 30, 2019 and a final payment of $195 million is due on December 8, 2019. We have excluded the required payments, within the next twelve months, under the Tranche A Term Facility totaling $15 million from current liabilities as of March 31, 2015, because we have the intent and ability to refinance the obligations on a long-term basis by using our revolving credit facility.
At March 31, 2015, of the $1,200 million available under the revolving credit facility, we had unused borrowing capacity of $1,078 million with $88 million in outstanding borrowings which consisted of a $75 million net carrying amount including a $13 million debt issuance cost and $34 million in outstanding letters of credit. As of March 31, 2015, our outstanding debt also included (i) $296 million of term debt which consisted of a $294 million net carrying amount including a $2 million debt issuance cost related to our Tranche A Term Facility which is subject to quarterly principal payments as described above through December 8, 2019, (ii) $225 million of notes which consisted of a $221 million net carrying amount including a $4 million debt issuance cost of 5 3/8 percent senior notes due December 15, 2024, (iii) $500 million of notes which consisted of a $493 million net carrying amount including a $7 million debt issuance cost of 6 7/8 percent senior notes due December 15, 2020, and (iv) $177 million of other debt.
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
Senior Credit Facility — Other Terms and Conditions. Our senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA, as defined in the senior credit facility agreement), and consolidated interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined in the senior credit facility agreement) at the end of each period indicated. Failure to maintain these ratios will result in a default under our senior credit facility. The financial ratios required under the amended and restated senior credit facility (or the predecessor facility, as applicable) and the actual ratios we achieved for the first quarter of 2015, are as follows:

	March 31, 2015
	Required	Actual
Leverage Ratio (maximum)	3.50	1.41
Interest Coverage Ratio (minimum)	2.75	11.95
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
As of March 31, 2015, we were in compliance with all the financial covenants and operational restrictions of the senior credit facility. Our senior credit facility does not contain any terms that could accelerate payment of the facility or affect pricing under the facility as a result of a credit rating agency downgrade.
Senior Notes. As of March 31, 2015, our outstanding senior notes also included $225 million of 5 3/8 percent senior notes due December 15, 2024 which consisted of $221 million net carrying amount including a $4 million debt issuance cost and $500 million of 6 7/8 percent senior notes due December 15, 2020 which consisted of $493 million net carrying amount including a $7 million debt issuance cost. Under the indentures governing the notes, we are permitted to redeem some or all of the remaining senior notes at specified prices that decline to par over a specified period, (a) on or after December 15, 2019, in the case of the senior notes due 2024, and (b) on or after December 15, 2015, in the case of the senior notes due 2020. In addition, the notes may also be redeemed at a price generally equal to 100 percent of the principal amount thereof plus a premium based on the present values of the remaining payments due to the note holders. Further, the indentures governing the notes also permit us to redeem up to 35 percent of the senior notes due 2024, with the proceeds of certain equity offerings completed on or before December 15, 2017. If we sell certain of our assets or experience specified kinds of changes in control, we must offer to repurchase the notes due 2024 and 2020 at 101 percent of the principal amount thereof plus accrued and unpaid interest.
Our senior notes require that, as a condition precedent to incurring certain types of indebtedness not otherwise permitted, our consolidated fixed charge coverage ratio, as calculated on a pro forma basis, be greater than 2.00. The indentures also contain restrictions on our operations, including limitations on: (i) incurring additional indebtedness or liens; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; (v) asset sales and (vi) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. As of March 31, 2015, we were in compliance with the covenants and restrictions of these indentures.
Accounts Receivable Securitization. We securitize some of our accounts receivable on a limited recourse basis in North America and Europe. As servicer under these accounts receivable securitization programs, we are responsible for performing all accounts receivable administration functions for these securitized financial assets including collections and processing of customer invoice adjustments. In North America, we have an accounts receivable securitization program with three commercial banks comprised of a first priority facility and a second priority facility. We securitize original equipment and aftermarket receivables on a daily basis under the bank program. In March 2015, the North American program was amended and extended to April 30, 2017. The first priority facility provides financing of up to $130 million and the second priority facility, which is subordinated to the first priority facility, provides up to an additional $50 million of financing. Both facilities monetize accounts receivable generated in the U.S. and Canada that meet certain eligibility requirements. The second priority facility also monetizes certain accounts receivable generated in the U.S. or Canada that would otherwise be ineligible under the first priority securitization facility. The amount of outstanding third-party investments in our securitized accounts receivable under the North American program was $50 million at March 31, 2015 and zero at December 31, 2014.

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
We also securitize receivables in our European operations with regional banks in Europe under various separate facilities. The commitments for these arrangements are generally for one year, but some may be canceled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon notification. The amount of outstanding third-party investments in our securitized accounts receivable in Europe was $180 million and $153 million at March 31, 2015 and December 31, 2014, respectively.
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
In our North American accounts receivable securitization programs, we transfer a partial interest in a pool of receivables and the interest that we retain is subordinate to the transferred interest. Accordingly, we account for our North American securitization program as a secured borrowing. In our European programs, we transfer accounts receivables in their entirety to the acquiring entities and satisfy all of the conditions established under ASC Topic 860, “Transfers and Servicing,” to report the transfer of financial assets in their entirety as a sale. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under our European securitization programs approximates the fair value of such receivables. We recognized less than $1 million interest expense in each of the three month periods ended March 31, 2015 and 2014, respectively, relating to our North American securitization program. In addition, we recognized a loss of $1 million in each of the three month periods ended March 31, 2015 and 2014, respectively, on the sale of trade accounts receivable in our European accounts receivable securitization programs, representing the discount from book values at which these receivables were sold to our banks. The discount rate varies based on funding costs incurred by our banks. The discount rate varies based on funding costs incurred by our banks, which averaged approximately two percent during the first three months of 2015 and three percent during the first three months of 2014, respectively.
Financial Instruments. One of our European subsidiaries receives payment from one of its customers whereby the accounts receivable are satisfied through the early delivery of financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets. The amount of these financial instruments that was collected before their maturity date and sold at a discount totaled at $1 million at both March 31, 2015 and December 31, 2014. No such financial instruments were held by our European subsidiary as of March 31, 2015 or December 31, 2014.
In certain instances, several of our Chinese subsidiaries receive payment from customers through the receipt of financial instruments on the date the customer payments are due. Several of our Chinese subsidiaries also satisfy vendor payments through the delivery of financial instruments on the date the payments are due. Financial instruments issued to satisfy vendor payables and not redeemed totaled $35 million and $24 million at March 31, 2015 and December 31, 2014, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $20 million and $17 million at March 31, 2015 and December 31, 2014, respectively. We classify financial instruments received from our customers as other current assets if issued by a financial institution of our customers or as customer notes and accounts, if issued by our customer. We classified $20 million and $17 million in other current assets at March 31, 2015 and December 31, 2014, respectively. Some of our Chinese subsidiaries that issue their own financial instruments to pay vendors are required to maintain a cash balance if they exceed certain credit limits with the financial institution that guarantees those financial instruments. A restricted cash balance was required at those Chinese subsidiaries at March 31, 2015 for less than $1 million and was not required December 31, 2014.
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
Supply Chain Financing. Near the end of the second quarter of 2013 certain of our suppliers in the U.S. extended their payment terms to Tenneco. The liquidity benefit to Tenneco from the extended payment terms totaled $18 million at March 31,

2015. These suppliers also began participating in a supply chain financing program under which they securitize their accounts receivables from Tenneco with two financial institutions. The financial institutions participate in the supply chain financing program on an uncommitted basis and can cease purchasing receivables from Tenneco's suppliers at any time. If the financial institutions did not continue to purchase receivables from Tenneco's suppliers under this program, the participating vendors could reduce their payment terms to Tenneco which in turn would cause our borrowings under our revolving credit facility to increase.
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
In managing our foreign currency exposures, we identify and aggregate existing offsetting positions and then hedge residual exposures through third-party derivative contracts. The fair value of our foreign currency forward contracts was less than $1 million at March 31, 2015 and is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. The following table summarizes by major currency the notional amounts for our foreign currency forward purchase and sale contracts as of March 31, 2015. All contracts in the following table mature in 2015.

		March 31, 2015
		Notional Amount in Foreign Currency
		(Millions)
Australian dollars	—Purchase	1
British pounds	—Sell	(46)
Canadian dollars	—Sell	(20)
European euro	—Purchase	11
	—Sell	(5)
South African rand	—Purchase	138
Japanese yen	—Purchase	136
	—Sell	(790)
U.S. dollars	—Purchase	94
	—Sell	(22)
Other	—Purchase	1
Interest Rate Risk
Our financial instruments that are sensitive to market risk for changes in interest rates are primarily our debt securities. We use our revolving credit facility to finance our short-term and long-term capital requirements. We pay a current market rate of interest on these borrowings. Our long-term capital requirements have been financed with long-term debt with original maturity dates ranging from four to ten years. On March 31, 2015, we had $769 million in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed through December 2020, $225 million is fixed through December 2024, and the remainder is fixed from 2015 through 2025. We also have $385 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” earlier in this Management’s Discussion and Analysis.
We estimate that the fair value of our long-term debt at March 31, 2015 was about 104 percent of its book value. A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $5 million.

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
Tenneco 401(K) Retirement Savings Plan
Effective January 1, 2012, the Tenneco Employee Stock Ownership Plan for Hourly Employees and the Tenneco Employee Stock Ownership Plan for Salaried Employees were merged into one plan called the Tenneco 401(k) Retirement Savings Plan (the “Retirement Savings Plan”). Under the plan, subject to limitations in the Internal Revenue Code, participants may elect to defer up to 75 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We match 100 percent of an employee's contributions up to three percent of the employee's salary and 50 percent of an employee's contributions that are between three percent and five percent of the employee's salary. In connection with freezing the defined benefit pension plans for nearly all U.S. based salaried and non-union hourly employees effective December 31, 2006, and the related replacement of those defined benefit plans with defined contribution plans, we are making additional contributions to the Retirement Savings Plan. We recorded expense for these contributions of approximately $7 million for each of the three month periods ended March 31, 2015 and 2014. Matching contributions vest immediately. Defined benefit replacement contributions fully vest on the employee’s third anniversary of employment.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1A.RISK FACTORS
We are exposed to certain risks and uncertainties that could have a material adverse impact on our business, financial condition and operating results. There have been no other material changes to the Risk Factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) Not applicable.
(c) Purchase of equity securities by the issuer and affiliated purchasers. The following table provides information relating to our purchase of shares of our common stock in the first quarter of 2015. These purchases reflect shares withheld upon vesting of restricted stock for minimum tax withholding obligations as well as shares repurchased through our share repurchase program. We intend to continue to satisfy statutory minimum tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares.
In January 2015, our Board of Directors approved a share repurchase program, authorizing our company to repurchase up to $350 million of the Company's outstanding common stock over a three-year period. This repurchase program does not obligate Tenneco to make repurchases at any specific time or situation and is part of our overall capital allocation strategy. We repurchased 192,000 shares through this program in the three month period ended March 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares That May Yet be Purchased Under These Plans or Programs (Millions)
January 2015	45,255	$49.84	—	$350
February 2015	17,538	$57.12	16,000	349
March 2015	176,098	$57.09	176,000	339
Total	238,891	$55.72	192,000	$339

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, Tenneco Inc. has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TENNECO INC.

By:	/S/ KENNETH R. TRAMMELL
Kenneth R. Trammell
Executive Vice President and Chief Financial Officer
Dated: May 5, 2015

INDEX TO EXHIBITS
TO
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2015

Exhibit Number		Description
10.1	—
Offer Letter to Brian J. Kesseler dated January 6, 2015 (incorporated herein by reference to Exhibit 10.67 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 1-12387).

10.2	—
Form of Restricted Stock Award for Brian J. Kesseler (January 2015 replacement grant) under Tenneco Inc. 2006 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.71 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 1-12387).

10.3	—
Amendment No.5 to Third Amended and Restated Receivables Purchase Agreement, dated as of March 20, 2015 (incorporated herein by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K dated March 20, 2015, File No. 1-12387).

10.4	—
Amendment No. 6 to SLOT Receivables Purchase Agreement, dated as of March 20, 2015 (incorporated herein by reference to Exhibit 10.2 of the registrant's Current Report on Form 8-K dated March 20, 2015, File No. 1-12387).

*10.5	—	First Amendment to Amended and Restated Tenneco Inc. Excess Benefit Plan effective as of January 6, 2015 (adding Supplement for Brian J. Kesseler).

10.6	—
Second Amendment to Tenneco Inc. Change in Control Severance Benefit Plan for Key Executives (incorporated by reference to Exhibit 10.1 of the registrant's Current Report on form 8-K dated April 28, 2015, File No. 1-12387).

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