Form 10-Q
period 2015-06-30
TENNECO INC
filed 2015-08-04
CIK 1024725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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
Common Stock, par value $0.01 per share: 60,799,772 shares outstanding as of July 31, 2015.

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
FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS (UNAUDITED)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Tenneco Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Tenneco Inc. and its subsidiaries as of June 30, 2015, and the related condensed consolidated statements of income, comprehensive income, and cash flows for the three and six month periods ended June 30, 2015 and 2014 and changes in shareholders' equity for the six months ended June 30, 2015 and 2014. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2014, and the related consolidated statements of income, comprehensive income, cash flows and changes in shareholders’ equity for the year then ended (not presented herein), and in our report dated February 25, 2015, we expressed an unqualified opinion on those consolidated financial statements. As discussed in notes 3 and 11 to the accompanying condensed consolidated interim financial statements, the Company changed its method of accounting for the presentation of debt issuance costs for the first quarter of 2015. The accompanying December 31, 2014 condensed consolidated balance sheet reflects this change.

/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
August 4, 2015

The “Report of Independent Registered Public Accounting Firm” included above is not a “report” or “part of a Registration Statement” prepared or certified by an independent accountant within the meaning of Sections 7 and 11 of the Securities Act of 1933, and the accountants’ Section 11 liability does not extend to such report.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
	(Millions Except Share and Per Share Amounts)
Revenues
Net sales and operating revenues	$2,130	$2,241	$4,153	$4,335

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	1,764	1,851	3,450	3,605
Engineering, research, and development	38	42	79	84
Selling, general, and administrative	121	139	246	271
Depreciation and amortization of other intangibles	51	52	101	103
	1,974	2,084	3,876	4,063
Other expense
Loss on sale of receivables	(1)	(1)	(2)	(2)
Other	—	—	—	(1)
	(1)	(1)	(2)	(3)
Earnings before interest expense, income taxes, and noncontrolling interests	155	156	275	269
Interest expense	17	19	33	38
Earnings before income taxes and noncontrolling interests	138	137	242	231
Income tax expense	47	46	88	86
Net income	91	91	154	145
Less: Net income attributable to noncontrolling interests	13	10	27	18
Net income attributable to Tenneco Inc.	$78	$81	$127	$127
Earnings per share
Weighted average shares of common stock outstanding —
Basic	60,829,125	60,736,737	60,929,839	60,631,080
Diluted	61,363,702	61,661,896	61,488,915	61,583,725
Basic earnings per share of common stock	$1.27	$1.34	2.08	2.10
Diluted earnings per share of common stock	$1.26	$1.32	2.06	2.06
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of income.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30, 2015
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	(Millions)
Net Income		$78		$13		$91
Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance April 1	$(238)		$4		$(234)
Translation of foreign currency statements	22	22	(1)	(1)	21	21
Balance June 30	(216)		3		(213)
Additional Liability for Pension and Postretirement Benefits
Balance April 1	(376)		—		(376)
Additional Liability for Pension and Postretirement Benefits, net of tax	2	2	—	—	2	2
Balance June 30	(374)		—		(374)
Balance June 30	$(590)		$3		$(587)
Other Comprehensive Income (Loss)		24		(1)		23
Comprehensive Income		$102		$12		$114
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

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Six Months Ended June 30, 2015
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	(Millions)
Net Income		$127		$27		$154
Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$(166)		$3		$(163)
Translation of foreign currency statements	(50)	(50)	—	—	(50)	(50)
Balance June 30	(216)	—	3	—	(213)
Additional Liability for Pension and Postretirement Benefits
Balance January 1	(379)		—	—	(379)
Additional Liability for Pension and Postretirement Benefits, net of tax	5	5	—	—	5	5
Balance June 30	(374)		—		(374)
Balance June 30	$(590)		$3		$(587)
Other Comprehensive Loss		(45)		—		(45)
Comprehensive Income		$82		$27		$109
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of comprehensive income.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Six Months Ended June 30, 2014
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	(Millions)
Net Income		$127		$18		$145
Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$(61)		$5		$(56)
Translation of foreign currency statements	—	—	(1)	(1)	(1)	(1)
Balance June 30	(61)		4		(57)
Additional Liability for Pension and Postretirement Benefits
Balance January 1	(299)		—		(299)
Additional Liability for Pension and Postretirement Benefits, net of tax	6	6	—	—	6	6
Balance June 30	(293)		—	—	(293)
Balance June 30	$(354)		$4		$(350)
Other Comprehensive Income (Loss)		6		(1)		5
Comprehensive Income		$133		$17		$150
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of comprehensive income.

TENNECO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2015	December 31, 2014
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$250	$282
Restricted cash	2	3
Receivables —
Customer notes and accounts, net	1,266	1,064
Other	19	24
Inventories —
Finished goods	273	272
Work in process	232	221
Raw materials	151	137
Materials and supplies	57	58
Deferred income taxes	77	81
Prepayments and other	279	284
Total current assets	2,606	2,426
Other assets:
Long-term receivables, net	13	12
Goodwill	63	65
Intangibles, net	26	26
Deferred income taxes	162	143
Other	98	106
	362	352
Plant, property, and equipment, at cost	3,475	3,490
Less — Accumulated depreciation and amortization	(2,242)	(2,272)
	1,233	1,218
Total Assets	$4,201	$3,996
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)	$127	$60
Trade payables	1,391	1,372
Accrued taxes	61	40
Accrued interest	4	3
Accrued liabilities	288	258
Other	55	66
Total current liabilities	1,926	1,799
Long-term debt	1,103	1,055
Deferred income taxes	20	18
Postretirement benefits	322	339
Deferred credits and other liabilities	209	212
Commitments and contingencies
Total liabilities	3,580	3,423
Redeemable noncontrolling interests	30	35
Tenneco Inc. Shareholders’ equity:
Common stock	1	1
Premium on common stock and other capital surplus	3,074	3,059
Accumulated other comprehensive loss	(590)	(545)
Retained earnings (accumulated deficit)	(1,568)	(1,695)
	917	820
Less — Shares held as treasury stock, at cost	367	323
Total Tenneco Inc. shareholders’ equity	550	497
Noncontrolling interests	41	41
Total equity	591	538
Total liabilities, redeemable noncontrolling interests and equity	$4,201	$3,996
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
	(Millions)

Net income	$91	$91	$154	$145
Adjustments to reconcile net income to cash provided (used) by operating activities —
Depreciation and amortization of other intangibles	51	52	101	103
Deferred income taxes	(7)	(3)	(13)	(1)
Stock-based compensation	3	3	9	8
Loss on sale of assets	1	1	1	2
Changes in components of working capital —
(Increase) decrease in receivables	(26)	(69)	(220)	(303)
(Increase) decrease in inventories	13	(23)	(46)	(104)
(Increase) decrease in prepayments and other current assets	4	(14)	(3)	(52)
Increase (decrease) in payables	(14)	73	63	160
Increase (decrease) in accrued taxes	10	(5)	22	—
Increase (decrease) in accrued interest	(12)	(4)	1	—
Increase (decrease) in other current liabilities	20	11	18	24
Changes in long-term assets	(1)	—	1	1
Changes in long-term liabilities	1	3	(2)	(10)
Other	(2)	(2)	(4)	1
Net cash provided (used) by operating activities	132	114	82	(26)
Investing Activities
Proceeds from the sale of assets	1	—	2	—
Cash payments for plant, property, and equipment	(73)	(84)	(150)	(167)
Cash payments for software related intangible assets	(3)	(2)	(8)	(9)
Changes in restricted cash	(2)	1	1	—
Net cash used by investing activities	(77)	(85)	(155)	(176)
Financing Activities
Issuance (repurchase) of common shares	5	1	5	(1)
Tax benefit from stock-based compensation	3	5	6	17
Retirement of long-term debt	(17)	(7)	(21)	(10)
Issuance of long-term debt	—	45	—	45
Debt issuance cost of long-term debt	(1)	—	(1)	—
Purchase of common stock under the share repurchase program	(33)	—	(44)	—
Net decrease in bank overdrafts	(3)	(5)	(11)	(1)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivable	(26)	(30)	85	167
Net increase (decrease) in short-term borrowings secured by accounts receivable	—	(30)	50	(10)
Capital contribution from noncontrolling interest partner	—	4	—	5
Distributions to noncontrolling interest partners	(22)	(23)	(22)	(23)
Net cash provided (used) by financing activities	(94)	(40)	47	189
Effect of foreign exchange rate changes on cash and cash equivalents	1	4	(6)	(2)
Decrease in cash and cash equivalents	(38)	(7)	(32)	(15)
Cash and cash equivalents, April 1 and January 1, respectively	288	267	282	275
Cash and cash equivalents, June 30 (Note)	$250	$260	$250	$260
Supplemental Cash Flow Information
Cash paid during the period for interest	$29	$24	$33	$38
Cash paid during the period for income taxes (net of refunds)	35	53	35	74
Non-cash Investing and Financing Activities
Period end balance of trade payables for plant, property, and equipment	$41	$39	$41	$39

Note: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of cash flows.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Six Months Ended June 30,
	2015		2014
	Shares	Amount	Shares	Amount
	(Millions Except Share Amounts)
Tenneco Inc. Shareholders:
Common Stock
Balance January 1	64,454,248	$1	63,714,728	$1
Issued pursuant to benefit plans	301,787	—	77,651	—
Stock options exercised	238,741	—	57,828	—
Balance June 30	64,994,776	1	63,850,207	1
Premium on Common Stock and Other Capital Surplus
Balance January 1		3,059		3,014
Premium on common stock issued pursuant to benefit plans		15		23
Balance June 30		3,074		3,037
Accumulated Other Comprehensive Loss
Balance January 1		(545)		(360)
Other comprehensive income (loss)		(45)		6
Balance June 30		(590)		(354)
Retained Earnings (Accumulated Deficit)
Balance January 1		(1,695)		(1,921)
Net income attributable to Tenneco Inc.		127		127
Balance June 30		(1,568)		(1,794)
Less — Common Stock Held as Treasury Stock, at Cost
Balance January 1	3,244,692	323	2,844,692	301
Purchase of common stock through stock repurchase program	748,000	44	—	—
Balance June 30	3,992,692	367	2,844,692	301
Total Tenneco Inc. shareholders’ equity		$550		$589
Noncontrolling Interests:
Balance January 1		$41		$39
Net income		12		9
Dividends declared		(12)		(12)
Balance June 30		$41		$36
Total equity		$591		$625
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

(2)	Financial Instruments
The net carrying and estimated fair values of our financial instruments by class at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015		December 31, 2014
	Net Carrying Amount	Fair Value	Net Carrying Amount	Fair Value
(Millions)
Long-term debt (including current maturities)	$1,104	$1,146	$1,057	$1,106
Instruments with off-balance sheet risk:
Foreign exchange forward contracts:
Asset derivative contracts	—	—	—	—
Asset and Liability Instruments — The fair value of cash and cash equivalents, short and long-term receivables, accounts payable, and short-term debt was considered to be the same as or was not determined to be materially different from the carrying amount.
Long-term Debt — The fair value of our public fixed rate senior notes is based on quoted market prices (level 1). The fair value of our private borrowings under our senior credit facility and other long-term debt instruments is based on the market value of debt with similar maturities, interest rates and risk characteristics (level 2). The fair value of our level 1 debt, as classified in the fair value hierarchy, was $754 million and $759 million at June 30, 2015 and December 31, 2014, respectively. We have classified $360 million and $301 million as level 2 in the fair value hierarchy at June 30, 2015 and December 31, 2014, respectively, since we use valuation inputs that are observable both directly and indirectly. We classified the remaining $32 million and $46 million, consisting of foreign subsidiary debt, as level 3 in the fair value hierarchy at June 30, 2015 and December 31, 2014, respectively.
The fair value hierarchy definition prioritizes the inputs used in measuring fair value into the following levels:

Level 1	—	Quoted prices in active markets for identical assets or liabilities.

Level 2	—	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

Level 3	—	Unobservable inputs based on our own assumptions.
Foreign Exchange Forward Contracts — We use derivative financial instruments, principally foreign currency forward purchase and sales contracts with terms of less than one year, to hedge our exposure to changes in foreign currency exchange rates. Our primary exposure to changes in foreign currency rates results from intercompany loans made between affiliates to minimize the need for borrowings from third parties. Additionally, we enter into foreign currency forward purchase and sale contracts to mitigate our exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables. We manage counter-party credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements. We do not enter into derivative financial instruments

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

for speculative purposes. The fair value of our foreign currency forward contracts is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. We record the change in fair value of these foreign exchange forward contracts as part of currency gains (losses) within cost of sales in the condensed consolidated statements of income. The fair value of foreign exchange forward contracts are recorded in prepayments and other current assets or other current liabilities in the condensed consolidated balance sheet. The fair value of our foreign exchange forward contracts was a net liability position of less than $1 million at both June 30, 2015 and December 31, 2014.
The following table summarizes by major currency the notional amounts for foreign currency forward purchase and sale contracts as of June 30, 2015 (all of which mature in 2015):

		Notional Amount in Foreign Currency
		(Millions)
Australian dollars	—Purchase	1
	—Sell	(1)
British pounds	—Purchase	10
	—Sell	(25)
Canadian dollars	—Sell	(6)
European euro	—Purchase	7
	—Sell	(10)
South African rand	—Purchase	112
Japanese yen	—Purchase	228
	—Sell	(604)
U.S. dollars	—Purchase	60
	—Sell	(35)
Other	—Purchase	1
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
We have two performance guarantee agreements in the U.K. between Tenneco Management Europe Limited (“TMEL”) and the two Walker Group Retirement Plans, the Walker Group Employee Benefit Plan and the Walker Group Executive Retirement Benefit Plan (the “Walker Plans”), whereby TMEL will guarantee the payment of all current and future pension contributions in the event of a payment default by the sponsoring or participating employers of the Walker Plans. The Walker Plans are comprised of employees from Tenneco Walker (U.K.) Limited and our Futaba-Tenneco U.K. joint venture. Employer contributions are funded by both Tenneco Walker (U.K.) Limited, as the sponsoring employer and Futaba-Tenneco U.K., as a participating employer. The performance guarantee agreements are expected to remain in effect until all pension obligations for the Walker Plans’ sponsoring and participating employers have been satisfied. The maximum amount payable for these pension performance guarantees that is not attributable to Tenneco is approximately $7 million as of June 30, 2015 which is determined by taking 105 percent of the liability of the Walker Plans calculated under section 179 of the U.K. Pension Act of 2004 offset by plan assets multiply by ownership percent attributable to Futaba-Tenneco U.K. We did not record an additional liability for this performance guarantee since Tenneco Walker (U.K.) Limited, as the sponsoring employer of the Walker Plans, already recognizes 100 percent of the pension obligation calculated based on U.S. GAAP, for all of the Walker Plans’ participating employers on its balance sheet, which was $15 million and $17 million at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015, all pension contributions under the Walker Plans were current for all of the Walker Plans’ sponsoring and participating employers.
In June 2011, we entered into an indemnity agreement between TMEL and Futaba Industrial Co. Ltd. which requires Futaba to indemnify TMEL for any cost, loss or liability which TMEL may incur under the performance guarantee agreements relating to the Futaba-Tenneco U.K. joint venture. The maximum amount reimbursable by Futaba to TMEL under this indemnity agreement is equal to the amount incurred by TMEL under the performance guarantee agreements multiplied by

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

Futaba’s shareholder ownership percentage of the Futaba-Tenneco U.K. joint venture. At June 30, 2015, the maximum amount reimbursable by Futaba to TMEL is approximately $7 million.
We have issued letters of credit in connection with some obligations of our affiliates. As of June 30, 2015, we have issued $38 million in letters of credit to support some of our subsidiaries’ insurance arrangements, foreign employee benefit programs, environmental remediation activities and cash management and capital requirements.
Financial Instruments — One of our European subsidiaries receives payment from one of its customers whereby the accounts receivable are satisfied through the early delivery of financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets. The amount of these financial instruments that was collected before their maturity date and sold at a discount totaled $1 million at both June 30, 2015 and December 31, 2014. No such financial instruments were held by our European subsidiary as of June 30, 2015 or December 31, 2014.
In certain instances, several of our Chinese subsidiaries receive payments from customers through the receipt of financial instruments on the date the customer payments are due. Several of our Chinese subsidiaries also satisfy vendor payments through the delivery of financial instruments on the date the payments are due. Financial instruments issued to satisfy vendor payables and not redeemed totaled $32 million and $24 million at June 30, 2015 and December 31, 2014, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $19 million and $17 million at June 30, 2015 and December 31, 2014, respectively. We classify financial instruments received from our customers as other current assets if issued by a financial institution of our customers or as customer notes and accounts, net if issued by our customer. We classified $19 million and $17 million in other current assets at June 30, 2015 and December 31, 2014, respectively.
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
Supply Chain Financing — Near the end of the second quarter of 2013 certain of our suppliers in the U.S. extended their payment terms to Tenneco. The liquidity benefit to Tenneco from the extended payment terms totaled $12 million at June 30, 2015. These suppliers also began participating in a supply chain financing program under which they securitize their accounts receivables from Tenneco with two financial institutions. The financial institutions participate in the supply chain financing program on an uncommitted basis and can cease purchasing receivables from Tenneco's suppliers at any time. If the financial institutions did not continue to purchase receivables from Tenneco's suppliers under this program, the participating vendors could reduce their payment terms to Tenneco which in turn would cause our borrowings under our revolving credit facility to increase.
Restricted Cash - Some of our Chinese subsidiaries that issue their own financial instruments to pay vendors are required to maintain a cash balance if they exceed credit limits with the financial institution that guarantees the financial instruments. A restricted cash balance was required at those Chinese subsidiaries at June 30, 2015 for $2 million and was not required at December 31, 2014.

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
In April 2015, the FASB issued Accounting Standard Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. For public business entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted for financial statements that have not been previously issued. We adopted this standard for the first quarter of 2015 and applied retrospectively. The balance for unamortized debt issuance costs was $13 million and $14 million at June 30, 2015 and December 31, 2014, respectively.
On December 8, 2014, we completed an amendment and restatement of our senior credit facility by increasing the amount and extending the maturity dates of our revolving credit facility and our Tranche A Term Facility. As of June 30, 2015,

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

the senior credit facility provides us with a total revolving credit facility size of $1,200 million and had a $293 million balance outstanding under the Tranche A Term Facility, both of which will mature on December 8, 2019. Net carrying amount for the balance outstanding under the Tranche A Term Facility including a $2 million debt issuance cost was $291 million as of June 30, 2015. Funds may be borrowed, repaid and re-borrowed under the revolving credit facility without premium or penalty (subject to any customary LIBOR breakage fees). The revolving credit facility is reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. Outstanding letters of credit reduce our availability to borrow revolving loans under the facility. We are required to make quarterly principal payments under the Tranche A Term Facility of $3.75 million through December 31, 2016, $5.625 million beginning March 31, 2017 through December 31, 2017, $7.5 million beginning March 31, 2018 through September 30, 2019 and a final payment of $195 million is due on December 8, 2019. We have excluded the required payments, within the next twelve months, under the Tranche A Term Facility totaling $15 million from current liabilities as of June 30, 2015, because we have the intent and ability to refinance the obligations on a long-term basis by using our revolving credit facility.
The financial ratios required under the amended and restated senior credit facility, and the actual ratios we achieved for the two quarters of 2015, are as follows:

	Quarter Ended
	June 30, 2015		March 31, 2015
	Required	Actual	Required	Actual
Leverage Ratio (maximum)	3.50	1.36	3.50	1.41
Interest Coverage Ratio (minimum)	2.75	12.43	2.75	11.95
The senior credit facility includes a maximum leverage ratio covenant of 3.50 and a minimum interest coverage ratio of 2.75, in each case through December 8, 2019.
At June 30, 2015, of the $1,200 million available under the revolving credit facility, we had unused borrowing capacity of $1,099 million with $67 million in outstanding borrowings and $34 million in outstanding letters of credit. As of June 30, 2015, our outstanding debt also included (i) $293 million of a term loan which consisted of a $291 million net carrying amount including a $2 million debt issuance cost related to our Tranche A Term Facility which is subject to quarterly principal payments as described above through December 8, 2019, (ii) $225 million of notes which consisted of a $221 million net carrying amount including a $4 million debt issuance cost of 5 3/8 percent senior notes due December 15, 2024, (iii) $500 million of notes which consisted of a $493 million net carrying amount including a $7 million debt issuance cost of 6 7/8 percent senior notes due December 15, 2020, and (iv) $158 million of other debt.

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
We reported income tax expense of $47 million and $46 million in the three month periods ended June 30, 2015 and 2014, respectively. The tax expense recorded in the second quarter of 2015 included a net tax expense of $2 million primarily relating to prior year intercompany transactions and tax adjustments to prior year income tax estimates.
We reported income tax expense of $88 million and $86 million in the six month periods ended June 30, 2015 and 2014, respectively. The tax expense recorded in the first six months of 2015 included $3 million primarily relating to prior year intercompany transactions and tax adjustments to prior year income tax estimates. The tax expense recorded in the first six months of 2014 included a net tax benefit of $1 million for tax adjustments primarily relating to changes to uncertain tax positions and prior year income tax estimates.
We believe it is reasonably possible that up to $6 million in unrecognized tax benefits related to the expiration of foreign statute of limitations and the conclusion of income tax examinations may be recognized within the coming year.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

(5)	Accounts Receivable Securitization
We securitize some of our accounts receivable on a limited recourse basis in North America and Europe. As servicer under these accounts receivable securitization programs, we are responsible for performing all accounts receivable administration functions for these securitized financial assets including collections and processing of customer invoice adjustments. In North America, we have an accounts receivable securitization program with three commercial banks comprised of a first priority facility and a second priority facility. We securitize original equipment and aftermarket receivables on a daily basis under the bank program. In March 2015, the North American program was amended and extended to April 30, 2017. The first priority facility provides financing of up to $130 million and the second priority facility, which is subordinated to the first priority facility, provides up to an additional $50 million of financing. Both facilities monetize accounts receivable generated in the U.S. and Canada that meet certain eligibility requirements, and the second priority facility also monetizes certain accounts receivable generated in the U.S. and Canada that would otherwise be ineligible under the first priority securitization facility. The amount of outstanding third-party investments in our securitized accounts receivable under the North American program was $50 million at June 30, 2015 and zero at December 31, 2014.
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
We also securitize receivables in our European operations with regional banks in Europe. The arrangements to securitize receivables in Europe are provided under six separate facilities provided by various financial institutions in each of the foreign jurisdictions. The commitments for these arrangements are generally for one year, but some may be canceled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon notification. The amount of outstanding third-party investments in our securitized accounts receivable in Europe was $187 million and $153 million at June 30, 2015 and December 31, 2014, respectively.
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
In our North American accounts receivable securitization programs, we transfer a partial interest in a pool of receivables and the interest that we retain is subordinate to the transferred interest. Accordingly, we account for our North American securitization program as a secured borrowing. In our European programs, we transfer accounts receivables in their entirety to the acquiring entities and satisfy all of the conditions established under ASC Topic 860, “Transfers and Servicing,” to report the transfer of financial assets in their entirety as a sale. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under our European securitization programs approximates the fair value of such receivables. We recognized less than $1 million interest expense in each of the three month periods ended June 30, 2015 and 2014, and $1 million in each of the six month periods ended June 30, 2015 and 2014, relating to our North American securitization program. In addition, we recognized a loss of $1 million in each of the three month periods ended June 30, 2015 and 2014, and $2 million in each of the six month periods ended June 30, 2015 and 2014, on the sale of trade accounts receivable in our European accounts receivable securitization programs, representing the discount from book values at which these receivables were sold to our banks. The discount rate varies based on funding costs incurred by our banks, which averaged approximately two percent during both the first half of 2015 and 2014, respectively.

(6)	Restructuring and Other Charges
Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. For the full year 2014, we incurred $49 million in restructuring and related costs including non-cash charges of $5 million, primarily related to European cost reduction efforts, headcount reductions in Australia and South America, the sale of a closed facility in Cozad, Nebraska and costs related to organizational changes, of which $28 million was recorded in cost of sales, $9 million in SG&A, $7 million in engineering expense, $4 million in other expense and $1 million in depreciation and amortization. In the second quarter of 2015, we incurred $7 million in restructuring and related costs, primarily related to European cost reduction efforts and headcount reductions in South America, of which $6 million was recorded in cost of sales

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

and $1 million in SG&A. In the second quarter of 2014, we incurred $10 million in restructuring and related costs, primarily related to European cost reduction efforts and headcount reductions in Australia and South America, of which $5 million was recorded in cost of sales, $3 million in SG&A, $1 million in engineering expense and $1 million in other expense. In the first six months of 2015, we incurred $12 million in restructuring and related costs, primarily related to European cost reduction efforts, headcount reductions in South America and the closure of a JIT plant in Australia, of which $10 million was recorded in cost of sales, $2 million in SG&A. In the first six months of 2014, we incurred $20 million in restructuring and related costs, primarily related to European cost reduction efforts including non-cash asset write downs of $1 million and headcount reductions in Australia and South America, of which $15 million was recorded in cost of sales, $3 million in SG&A, $1 million was recorded in engineering expense and $1 million was recorded in other expense.
Amounts related to activities that are part of our restructuring reserves are as follows:

	December 31, 2014 Restructuring Reserve	2015 Expenses	2015 Cash Payments	Impact of Exchange Rates	June 30, 2015 Restructuring Reserve
	(Millions)
Employee Severance, Termination Benefits and Other Related Costs	$40	12	(19)	(3)	$30
On January 31, 2013, we announced our intent to reduce structural costs in Europe by approximately $60 million annually. We still expect to reach our target annual savings rate in 2016, however the recent dramatic changes in exchange rates will likely have an impact on the actual savings achieved when translated from Euros into U.S. dollars. In the second quarter of 2015, we incurred $7 million in restructuring and related costs, of which $3 million was related to this initiative. In the first six months of 2015, we incurred $12 million in restructuring and related costs, of which $7 million was related to this initiative. While we are nearing the completion of this initiative, we expect to incur additional restructuring and related costs in 2015 and 2016 due to certain ongoing matters. For example, we closed a plant in Gijon Spain in 2013, but subsequently re-opened it in July 2014 with about half of its prior workforce after the employees' works council successfully filed suit challenging the closure decision. Pursuant to an agreement we entered into with employee representatives, we are currently engaged in a sales process for the facility and intend to continue operating it until a complete transfer of ownership takes place in 2016.
Under the terms of our amended and restated senior credit agreement that took effect on December 8, 2014, we are allowed to exclude up to $150 million in the aggregate of all costs, expenses, fees, fines, penalties, judgments, legal settlements and other amounts associated with any restructuring, litigation, claim, proceeding or investigation related to or undertaken by us or any of our subsidiaries, together with any related provision for taxes, incurred after December 8, 2014 in the calculation of the financial covenant ratios required under our senior credit facility. As of June 30, 2015, we had excluded $12 million of allowable charges relating to restructuring initiatives against the $150 million available under the terms of the senior credit facility.
Subsequent Event
On July 22, 2015, we announced our intention to discontinue our Marzocchi motor bike fork suspension business and our mountain bike business, and liquidate our Marzocchi operations. These actions are subject to a consultation process with the employee representatives and in total would eliminate approximately 138 jobs. We currently employ 127 people at the Marzocchi plant in Bologna, Italy and an additional 11 people in our operations in North America and Taiwan. We intend to assist our motor bike customers with the transition of current production to an alternative supplier and expect to complete the closure by the end of 2015. This intended action is a part of our ongoing efforts to optimize our Ride Performance business globally while continuously improving our operations and increasing profitability.
We expect to record charges of approximately $27 million related to these actions in the third quarter which includes approximately $17 million of cash expenditures. These charges consist of severance and other employee related costs, asset impairment charges and other expenses related to the closure. We anticipate improving financial results by approximately $7 million annually, beginning in 2016.

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

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
Environmental Matters
We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense costs related to an existing condition caused by past operations that do not contribute to current or future revenue generation. As of June 30, 2015, we have the obligation to remediate or contribute towards the remediation of certain sites, including one Federal Superfund site. At June 30, 2015, our aggregated estimated share of environmental remediation costs for all these sites on a discounted basis was approximately $14 million, of which $2 million is recorded in other current liabilities and $12 million is recorded in deferred credits and other liabilities in our condensed consolidated balance sheet. For those locations where the liability was discounted, the weighted average discount rate used was 2.2 percent. The undiscounted value of the estimated remediation costs was $17 million. Our expected payments of environmental remediation costs are estimated to be approximately $2 million in 2015, $1 million each year beginning 2016 through 2019 and $11 million in aggregate thereafter.
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
In addition, we are subject to lawsuits initiated by a significant number of claimants alleging health problems as a result of exposure to asbestos. In the early 2000's we were named in nearly 20,000 complaints, most of which were filed in Mississippi state court and the vast majority of which made no allegations of exposure to asbestos from our product categories. Most of these claims have been dismissed and our current docket of active and inactive cases is less than 500 cases nationwide. A small number of claims have been asserted against one of our subsidiaries by railroad workers alleging exposure to asbestos products in railroad cars. The substantial majority of the remaining claims are related to alleged exposure to asbestos in our automotive products although a significant number of those claims appear to involve workers in industries that are not automotive-related or otherwise do not include sufficient information to determine whether there is any basis for a claim against us. We believe, based on scientific and other evidence, it is unlikely that claimants were exposed to asbestos by our former products and that, in any event, they would not be at increased risk of asbestos-related disease based on their work with these products. Further, many of these cases involve numerous defendants, with the number in some cases exceeding 100 defendants from a variety of industries. Additionally, the plaintiffs either do not specify any, or specify the jurisdictional minimum, dollar amount for damages. As major asbestos manufacturers and/or users continue to go out of business or file for bankruptcy, we may experience an increased number of these claims. We vigorously defend ourselves against these claims as part of our ordinary course of business. In future periods, we could be subject to cash costs or charges to earnings if any of these matters are resolved unfavorably to us. To date, with respect to claims that have proceeded sufficiently through the judicial process, we have regularly achieved favorable resolutions. Accordingly, we presently believe that these asbestos-related claims will not have a material adverse impact on our future consolidated financial position, results of operations or liquidity.
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
Below is a table that shows the activity in the warranty accrual accounts:

	Six Months Ended June 30,
	2015	2014
	(Millions)
Beginning Balance January 1,	$26	$24
Accruals related to product warranties	6	12
Reductions for payments made	(7)	(10)
Ending Balance June 30,	$25	$26

(8)	Earnings Per Share
Earnings per share of common stock outstanding were computed as follows:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
	(Millions Except Share and Per Share Amounts)
Basic earnings per share —
Net income attributable to Tenneco Inc.	$78	$81	$127	$127
Weighted Average shares of common stock outstanding	60,829,125	60,736,737	60,929,839	60,631,080
Earnings per share of common stock	$1.27	$1.34	$2.08	$2.10
Diluted earnings per share —
Net income attributable to Tenneco Inc.	$78	$81	$127	$127
Weighted Average shares of common stock outstanding	60,829,125	60,736,737	60,929,839	60,631,080
Effect of dilutive securities:
Restricted stock	108,266	104,679	97,009	139,024
Stock options	426,311	820,480	462,067	813,621
Weighted Average shares of common stock outstanding including dilutive securities	61,363,702	61,661,896	61,488,915	61,583,725
Earnings per share of common stock	$1.26	$1.32	$2.06	$2.06

Options to purchase 176,092 and 523 shares of common stock were outstanding as of June 30, 2015 and 2014, respectively, but not included in the computation of diluted earnings per share respectively, because the options were anti-dilutive.

(9)	Common Stock
Equity Plans — We have granted a variety of awards, including common stock, restricted stock, restricted stock units, performance units, stock appreciation rights (“SARs”), and stock options to our directors, officers, and employees.
Accounting Methods — We recorded compensation expense (net of taxes) of less than $1 million and $1 million in the three month periods ended June 30, 2015 and 2014 and $1 million and $3 million in compensation expense for each of the six month periods ended June 30, 2015 and 2014, related to nonqualified stock options as part of our selling, general and administrative expense. This resulted in a decrease of $0.01 in both basic and diluted earnings per share for each of the three month periods ended June 30, 2015 and 2014 and a decrease of $0.02 and $0.04 in both basic and diluted earnings per share for the six month period ended June 30, 2015 and 2014.
For employees eligible to retire at the grant date, we immediately expense stock options and restricted stock. If employees become eligible to retire during the vesting period, we immediately recognize any remaining expense associated with their stock options and restricted stock.
As of June 30, 2015, there was approximately $4 million of unrecognized compensation costs related to our stock option awards that we expect to recognize over a weighted average period of 0.7 years.
Compensation expense for restricted stock, restricted stock units, long-term performance units and SARs (net of taxes) was $4 million and $5 million for the three month periods ended June 30, 2015 and 2014 and $10 million for each of the six month periods ended June 30, 2015 and 2014, and was recorded in selling, general, and administrative expense in our condensed consolidated statements of income.
Cash received from stock option exercises for the six months ended June 30, 2015 and 2014 was $4 million and $1 million, respectively.
Stock options exercised in the first six months of 2015 and 2014 generated a tax benefit of $6 million and $3 million, respectively. We started to record this tax benefit in the third quarter of 2013 when we began utilizing our federal and state NOLs.
Assumptions — We calculated the fair values of stock option awards using the Black-Scholes option pricing model with the weighted average assumptions listed below. The fair value of share-based awards is determined at the time the awards are

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

granted which is generally in January of each year, and requires judgment in estimating employee and market behavior. There were no stock options granted in 2015.

	Six Months Ended June 30,
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
Stock Options — The following table reflects the status and activity for all options to purchase common stock for the period indicated:

	Six Months Ended June 30, 2015
	Shares Under Option	Weighted Avg. Exercise Prices	Weighted Avg. Remaining Life in Years	Aggregate Intrinsic Value
				(Millions)
Outstanding Stock Options
Outstanding, January 1, 2015	1,454,003	$31.16	4.4	$33
Canceled	(20,427)	23.75
Exercised	(96,997)	20.78		3
Outstanding, March 31, 2015	1,336,579	$32.03	4.3	$31
Forfeited	(7,531)	47.36
Exercised	(141,644)	14.68		6
Outstanding, June 30, 2015	1,187,404	$34.00	4.2	$30
The weighted average grant-date fair value of options granted during the six months ended June 30, 2014 was $26.46. There were no stock options granted in 2015. The total fair value of shares vested was $4 million and $6 million for the periods ended June 30, 2015 and 2014, respectively.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

Restricted Stock — The following table reflects the status for all nonvested restricted shares for the period indicated:

	Six Months Ended June 30, 2015
	Shares	Weighted Avg. Grant Date Fair Value
Nonvested Restricted Shares
Nonvested balance at January 1, 2015	286,051	$42.35
Granted	350,101	53.40
Vested	(150,171)	37.86
Nonvested balance at March 31, 2015	485,981	$51.70
Granted	17,164	56.06
Vested	(13,008)	46.37
Forfeited	(11,034)	48.85
Nonvested balance at June 30, 2015	479,103	$52.07
The fair value of restricted stock grants is usually equal to the average of the high and low trading price of our stock on the date of grant. As of June 30, 2015, approximately $18 million of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of approximately 2.7 years. The total fair value of restricted shares vested was $6 million and $7 million at June 30, 2015 and 2014, respectively.
In January 2015, our Board of Directors approved a share repurchase program, authorizing our company to repurchase up to $350 million of our outstanding common stock over a three-year period. This repurchase program does not obligate Tenneco to make repurchases at any specific time or situation and is part of our overall capital allocation strategy. We repurchased 748,000 shares through this program in the six months ended June 30, 2015.
Repurchased shares held as part of our treasury stock were 3,992,692 and 3,244,692 shares at June 30, 2015 and December 31, 2014, respectively.
Long-Term Performance Units, Restricted Stock Units and SARs — Long-term performance units, restricted stock units and SARs are paid in cash and recognized as a liability based upon their fair value. As of June 30, 2015, $26 million of total unrecognized compensation costs is expected to be recognized over a weighted-average period of approximately 2.0 years.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

(10)	Pension Plans, Postretirement and Other Employee Benefits
Net periodic pension costs and postretirement benefit costs consist of the following components:

	Three Months Ended June 30,
	Pension				Postretirement
	2015		2014		2015	2014
	US	Foreign	US	Foreign	US	US
	(Millions)
Service cost — benefits earned during the period	$1	$2	$—	$2	$—	$—
Interest cost	4	5	5	4	3	2
Expected return on plan assets	(6)	(5)	(6)	(5)	—	—
Net amortization:
Actuarial loss	2	1	2	2	1	1
Prior service cost	—	—	—	—	(1)	(2)
Net pension and postretirement costs	$1	$3	$1	$3	$3	$1

	Six Months Ended June 30,
	Pension				Postretirement
	2015		2014		2015	2014
	US	Foreign	US	Foreign	US	US
	(Millions)
Service cost — benefits earned during the period	$1	$4	$—	$4	$—	$—
Interest cost	9	9	10	9	4	3
Expected return on plan assets	(12)	(10)	(12)	(12)	—	—
Net amortization:
Actuarial loss	4	3	4	4	2	1
Prior service cost (credit)	—	—	—	1	(2)	(3)
Net pension and postretirement costs	$2	$6	$2	$6	$4	$1

For the six months ended June 30, 2015, we made pension contributions of less than $1 million and $7 million for our domestic and foreign pension plans, respectively. Based on current actuarial estimates, we believe we will be required to contribute approximately $19 million for the remainder of 2015. Pension contributions beyond 2015 will be required, but those amounts will vary based upon many factors including, for example, the performance of our pension fund investments during 2015.
We made postretirement contributions of approximately $5 million during the first six months of 2015. Based on current actuarial estimates, we believe we will be required to contribute approximately $4 million for the remainder of 2015.
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
Amounts recognized for pension and postretirement benefits in other comprehensive income for the three and six months periods ended June 30, 2015 and 2014 include the following components:

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

	Three Months Ended June 30,
	2015			2014
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before- Tax Amount	Tax Benefit	Net-of-Tax Amount
	(Millions)
Defined benefit pension and postretirement plans:
Amortization of prior service cost included in net periodic pension and postretirement cost	$(1)	$—	$(1)	$(2)	$—	$(2)
Amortization of actuarial loss included in net periodic pension and postretirement cost	4	(1)	3	5	—	5
Other comprehensive income – pension benefits	$3	$(1)	$2	$3	$—	$3

	Six Months Ended June 30,
	2015			2014
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before- Tax Amount	Tax Benefit	Net-of-Tax Amount
	(Millions)
Defined benefit pension and postretirement plans:
Amortization of prior service cost included in net periodic pension and postretirement cost	$(2)	$—	$(2)	$(2)	$—	$(2)
Amortization of actuarial loss included in net periodic pension and postretirement cost	9	(2)	7	9	(1)	8
Other comprehensive income – pension benefits	$7	$(2)	$5	$7	$(1)	$6

(11)	New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an amendment on revenue recognition. The amendment in this update creates Topic 606, Revenue from Contracts with Customers, and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendment supersedes the cost guidance in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs-Contracts with Customers. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB has voted to approve a one-year deferral of the effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017 for public entities. We will adopt this amendment on January 1, 2018. We are currently evaluating the potential impact of this new guidance on our consolidated financial statements.
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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

The following table summarizes certain Tenneco Inc. segment information:

	Clean Air Division			Ride Performance Division
	North America	Europe, South America & India	Asia Pacific	North America	Europe, South America & India	Asia Pacific	Other	Reclass & Elims	Total
	(Millions)
At June 30, 2015 and for the Three Months Ended June 30, 2015
Revenues from external customers	$746	$471	$244	$360	$252	$57	$—	$—	$2,130
Intersegment revenues	3	25	—	3	9	12	—	(52)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	67	12	28	51	12	8	(23)	—	155
Total assets	1,283	830	566	752	510	227	—	33	4,201
At June 30, 2014 and for the Three Months Ended June 30, 2014
Revenues from external customers	755	523	263	364	280	56	—	—	2,241
Intersegment revenues	7	28	—	3	11	11	—	(60)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	74	18	23	48	14	8	(29)	—	156
Total assets	1,230	946	589	714	558	233	—	35	4,305
At June 30, 2015 and for the Six Months Ended June 30, 2015
Revenues from external customers	$1,430	$928	$508	$691	$482	$114	$—	$—	$4,153
Intersegment revenues	7	52	—	5	15	25	—	(104)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	121	22	55	86	20	18	(47)	—	275
Total assets	1,283	830	566	752	510	227	—	33	4,201
At June 30, 2014 and for the Six Months Ended June 30, 2014
Revenues from external customers	1,453	1,029	503	699	543	108	—	—	4,335
Intersegment revenues	14	58	—	6	21	19	—	(118)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	130	27	43	78	30	15	(54)	—	269
Total assets	1,230	946	589	714	558	233	—	35	4,305

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended June 30, 2015
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$984	$1,146	$—	$—	$2,130
Affiliated companies	105	143	—	(248)	—
	1,089	1,289	—	(248)	2,130
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	901	1,111	—	(248)	1,764
Engineering, research, and development	20	18	—	—	38
Selling, general, and administrative	50	71	—	—	121
Depreciation and amortization of other intangibles	22	29	—	—	51
	993	1,229	—	(248)	1,974
Other income (expense)
Loss on sale of receivables	(1)	—	—	—	(1)
Other income (expense)	31	(1)	—	(30)	—
	30	(1)	—	(30)	(1)
Earnings (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	126	59	—	(30)	155
Interest expense —
External (net of interest capitalized)	(1)	2	16	—	17
Affiliated companies (net of interest income)	20	(21)	1	—	—
Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	107	78	(17)	(30)	138
Income tax expense	43	4	—	—	47
Equity in net income (loss) from affiliated companies	59	—	95	(154)	—
Net Income (loss)	123	74	78	(184)	91
Less: Net income attributable to noncontrolling interests	—	13	—	—	13
Net income (loss) attributable to Tenneco Inc.	$123	$61	$78	$(184)	$78
Comprehensive income (loss) attributable to Tenneco Inc.	$123	$61	$102	$(184)	$102

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended June 30, 2014
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$1,007	$1,234	$—	$—	$2,241
Affiliated companies	103	157	—	(260)	—
	1,110	1,391	—	(260)	2,241
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	975	1,136	—	(260)	1,851
Engineering, research, and development	18	24	—	—	42
Selling, general, and administrative	55	82	2	—	139
Depreciation and amortization of other intangibles	21	31	—	—	52
	1,069	1,273	2	(260)	2,084
Other income (expense)
Loss on sale of receivables	—	(1)	—	—	(1)
Other income (expense)	27	(1)	—	(26)	—
	27	(2)	—	(26)	(1)
Earnings (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	68	116	(2)	(26)	156
Interest expense —
External (net of interest capitalized)	(1)	1	19	—	19
Affiliated companies (net of interest income)	21	(21)	—	—	—
Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	48	136	(21)	(26)	137
Income tax expense	6	40	—	—	46
Equity in net income (loss) from affiliated companies	83	—	102	(185)	—
Net income (loss)	125	96	81	(211)	91
Less: Net income attributable to noncontrolling interests	—	10	—	—	10
Net income (loss) attributable to Tenneco Inc.	$125	$86	$81	$(211)	$81
Comprehensive income (loss) attributable to Tenneco Inc.	$125	$86	$90	$(211)	$90

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the Six Months Ended June 30, 2015
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$1,881	$2,272	$—	$—	$4,153
Affiliated companies	211	288	—	(499)	—
	2,092	2,560	—	(499)	4,153
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	1,743	2,206	—	(499)	3,450
Engineering, research, and development	41	38	—	—	79
Selling, general, and administrative	96	148	2	—	246
Depreciation and amortization of other intangibles	44	57	—	—	101
	1,924	2,449	2	(499)	3,876
Other income (expense)
Loss on sale of receivables	(1)	(1)	—	—	(2)
Other income (expense)	27	3	—	(30)	—
	26	2	—	(30)	(2)
Earnings (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	194	113	(2)	(30)	275
Interest expense —
External (net of interest capitalized)	(1)	2	32	—	33
Affiliated companies (net of interest income)	37	(38)	1	—	—
Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	158	149	(35)	(30)	242
Income tax expense	61	27	—	—	88
Equity in net income (loss) from affiliated companies	89	—	162	(251)	—
Net income (loss)	186	122	127	(281)	154
Less: Net income attributable to noncontrolling interests	—	27	—	—	27
Net income (loss) attributable to Tenneco Inc.	$186	$95	$127	$(281)	$127
Comprehensive income (loss) attributable to Tenneco Inc.	$186	$95	$82	$(281)	$82

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the Six Months Ended June 30, 2014
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$1,927	$2,408	$—	$—	$4,335
Affiliated companies	206	305	—	(511)	—
	2,133	2,713	—	(511)	4,335
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	1,777	2,339	—	(511)	3,605
Engineering, research, and development	40	44	—	—	84
Selling, general, and administrative	106	161	4	—	271
Depreciation and amortization of other intangibles	42	61	—	—	103
	1,965	2,605	4	(511)	4,063
Other income (expense)
Loss on sale of receivables	—	(2)	—	—	(2)
Other income (expense)	25	—	—	(26)	(1)
	25	(2)	—	(26)	(3)
Earnings (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	193	106	(4)	(26)	269
Interest expense —
External (net of interest capitalized)	(1)	1	38	—	38
Affiliated companies (net of interest income)	37	(37)	—	—	—
Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	157	142	(42)	(26)	231
Income tax expense	36	50	—	—	86
Equity in net income (loss) from affiliated companies	68	—	169	(237)	—
Net income (loss)	189	92	127	(263)	145
Less: Net income attributable to noncontrolling interests	—	18	—	—	18
Net income (loss) attributable to Tenneco Inc.	$189	$74	$127	$(263)	$127
Comprehensive income (loss) attributable to Tenneco Inc.	$189	$74	$133	$(263)	$133

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

BALANCE SHEET

	June 30, 2015
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$4	$246	$—	$—	$250
Restricted cash	—	2	—	—	2
Receivables, net	468	1,419	—	(602)	1,285
Inventories	328	385	—	—	713
Deferred income taxes	47	25	5	—	77
Prepayments and other	76	203	—	—	279
Total current assets	923	2,280	5	(602)	2,606
Other assets:
Investment in affiliated companies	1,135	—	908	(2,043)	—
Notes and advances receivable from affiliates	930	11,928	4,846	(17,704)	—
Long-term receivables, net	11	2	—	—	13
Goodwill	22	41	—	—	63
Intangibles, net	11	15	—	—	26
Deferred income taxes	80	15	67	—	162
Other	36	50	12	—	98
	2,225	12,051	5,833	(19,747)	362
Plant, property, and equipment, at cost	1,290	2,185	—	—	3,475
Less — Accumulated depreciation and amortization	(872)	(1,370)	—	—	(2,242)
	418	815	—	—	1,233
Total assets	$3,566	$15,146	$5,838	$(20,349)	$4,201
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)
Short-term debt — non-affiliated	$—	$113	$14	$—	$127
Short-term debt — affiliated	147	250	—	(397)	—
Trade payables	559	973	—	(141)	1,391
Accrued taxes	26	35	—	—	61
Other	141	267	3	(64)	347
Total current liabilities	873	1,638	17	(602)	1,926
Long-term debt — non-affiliated	—	31	1,072	—	1,103
Long-term debt — affiliated	1,666	11,839	4,199	(17,704)	—
Deferred income taxes	—	20	—	—	20
Postretirement benefits and other liabilities	418	113	—	—	531
Commitments and contingencies
Total liabilities	2,957	13,641	5,288	(18,306)	3,580
Redeemable noncontrolling interests	—	30	—	—	30
Tenneco Inc. shareholders’ equity	609	1,434	550	(2,043)	550
Noncontrolling interests	—	41	—	—	41
Total equity	609	1,475	550	(2,043)	591
Total liabilities, redeemable noncontrolling interests and equity	$3,566	$15,146	$5,838	$(20,349)	$4,201

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

BALANCE SHEET

	December 31, 2014
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$10	$272	$—	$—	$282
Restricted cash	—	3	—	—	3
Receivables, net	408	1,309	—	(629)	1,088
Inventories	312	376	—	—	688
Deferred income taxes	49	25	7	—	81
Prepayments and other	96	188	—	—	284
Total current assets	875	2,173	7	(629)	2,426
Other assets:
Investment in affiliated companies	1,064	—	764	(1,828)	—
Notes and advances receivable from affiliates	944	10,589	4,844	(16,377)	—
Long-term receivables, net	12	—	—	—	12
Goodwill	22	43	—	—	65
Intangibles, net	10	16	—	—	26
Deferred income taxes	76	14	53	—	143
Other	40	53	13	—	106
	2,168	10,715	5,674	(18,205)	352
Plant, property, and equipment, at cost	1,236	2,254	—	—	3,490
Less — Accumulated depreciation and amortization	(845)	(1,427)	—	—	(2,272)
	391	827	—	—	1,218
Total assets	$3,434	$13,715	$5,681	$(18,834)	$3,996
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)
Short-term debt — non-affiliated	$—	$54	$6	$—	$60
Short-term debt — affiliated	243	220	9	(472)	—
Trade payables	478	1,000	—	(106)	1,372
Accrued taxes	(15)	31	24	—	40
Other	134	241	3	(51)	327
Total current liabilities	840	1,546	42	(629)	1,799
Long-term debt — non-affiliated	—	44	1,011	—	1,055
Long-term debt — affiliated	1,730	10,516	4,131	(16,377)	—
Deferred income taxes	—	18	—	—	18
Postretirement benefits and other liabilities	418	129	—	4	551
Commitments and contingencies
Total liabilities	2,988	12,253	5,184	(17,002)	3,423
Redeemable noncontrolling interests	—	35	—	—	35
Tenneco Inc. shareholders’ equity	446	1,386	497	(1,832)	497
Noncontrolling interests	—	41	—	—	41
Total equity	446	1,427	497	(1,832)	538
Total liabilities, redeemable noncontrolling interests and equity	$3,434	$13,715	$5,681	$(18,834)	$3,996

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Three Months Ended June 30, 2015
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$118	$63	$(30)	$(19)	$132
Investing Activities
Proceeds from sale of assets	1	—	—	—	1
Cash payments for plant, property, and equipment	(30)	(43)	—	—	(73)
Cash payments for software related intangible assets	(3)	—	—	—	(3)
Changes in restricted cash	—	(2)	—	—	(2)
Net cash used by investing activities	(32)	(45)	—	—	(77)
Financing Activities
Issuance of common shares	—	—	5	—	5
Tax benefit from stock-based compensation	—	—	3	—	3
Retirement of long-term debt	—	(13)	(4)	—	(17)
Debt issuance cost of long-term debt	—	—	(1)	—	(1)
Purchase of common stock under the share repurchase program	—	—	(33)	—	(33)
Net decrease in bank overdrafts	—	(3)	—	—	(3)
Net decrease in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivables	—	(5)	(21)	—	(26)
Intercompany dividend payments and net increase (decrease) in intercompany obligations	(82)	(18)	81	19	—
Distributions to noncontrolling interest partners	—	(22)	—	—	(22)
Net cash provided (used) by financing activities	(82)	(61)	30	19	(94)
Effect of foreign exchange rate changes on cash and cash equivalents	—	1	—	—	1
Increase (decrease) in cash and cash equivalents	4	(42)	—	—	(38)
Cash and cash equivalents, April 1	—	288	—	—	288
Cash and cash equivalents, June 30 (Note)	$4	$246	$—	$—	$250

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Three Months Ended June 30, 2014
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$52	$80	$8	$(26)	$114
Investing Activities
Cash payments for plant, property, and equipment	(22)	(62)	—	—	(84)
Cash payments for software related intangible assets	(2)	—	—	—	(2)
Changes in restricted cash	—	1			1
Net cash used by investing activities	(24)	(61)	—	—	(85)
Financing Activities
Issuance of common shares	—	—	1	—	1
Tax benefit from stock-based compensation	—	—	5	—	5
Retirement of long-term debt	—	—	(7)	—	(7)
Issuance of long-term debt	—	45	—	—	45
Net decrease in bank overdrafts	—	(5)	—	—	(5)
Net decrease in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivables	—	(17)	(13)	—	(30)
Net decrease in short-term borrowings secured by accounts receivable	—	—	(30)	—	(30)
Intercompany dividend payments and net increase (decrease) in intercompany obligations	(30)	(32)	36	26	—
Capital contribution from noncontrolling interest partner	—	4	—	—	4
Distributions to noncontrolling interest partners	—	(23)	—	—	(23)
Net cash provided (used) by financing activities	(30)	(28)	(8)	26	(40)
Effect of foreign exchange rate changes on cash and cash equivalents	—	4	—	—	4
Decrease in cash and cash equivalents	(2)	(5)	—	—	(7)
Cash and cash equivalents, April 1	2	265	—	—	267
Cash and cash equivalents, June 30 (Note)	$—	$260	$—	$—	$260

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	For the Six Months Ended June 30, 2015
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$44	$89	$(32)	$(19)	$82
Investing Activities
Proceeds from sale of assets	1	1	—	—	2
Cash payments for plant, property, and equipment	(57)	(93)	—	—	(150)
Cash payments for software related intangible assets	(5)	(3)	—	—	(8)
Changes in restricted cash	—	1	—	—	1
Net cash used by investing activities	(61)	(94)	—	—	(155)
Financing Activities
Issuance of common and treasury shares	—	—	5	—	5
Tax benefit from stock-based compensation	—	—	6	—	6
Retirement of long-term debt	—	(13)	(8)	—	(21)
Debt issuance cost of long-term debt	—	—	(1)	—	(1)
Purchase of common stock under the share repurchase program	—	—	(44)	—	(44)
Net increase (decrease) in bank overdrafts	—	(11)	—	—	(11)
Net increase in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivables	—	59	26	—	85
Net increase in short-term borrowings secured by accounts receivables	—	—	50	—	50
Intercompany dividend payments and net increase (decrease) in intercompany obligations	11	(28)	(2)	19	—
Distributions to noncontrolling interest partners	—	(22)		—	(22)
Net cash provided (used) by financing activities	11	(15)	32	19	47
Effect of foreign exchange rate changes on cash and cash equivalents	—	(6)	—	—	(6)
Decrease in cash and cash equivalents	(6)	(26)	—	—	(32)
Cash and cash equivalents, January 1	10	272	—	—	282
Cash and cash equivalents, June 30 (Note)	4	246	—	—	250

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2014
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$(156)	$170	$(14)	$(26)	$(26)
Investing Activities
Cash payments for plant, property, and equipment	(47)	(120)	—	—	(167)
Cash payments for software related intangible assets	(6)	(3)	—	—	(9)
Net cash used by investing activities	(53)	(123)	—	—	(176)
Financing Activities
Repurchase of common and treasury shares	—	—	(1)	—	(1)
Tax benefit from stock-based compensation	—	—	17	—	17
Retirement of long-term debt	—	—	(10)	—	(10)
Issuance of long-term debt	—	45	—	—	45
Net decrease in bank overdrafts	—	(1)	—	—	(1)
Net increase in revolver borrowings and short-term debt excluding current maturities of long-term debt	—	7	160	—	167
Net decrease in short-term borrowings secured by accounts receivables	—	—	(10)	—	(10)
Intercompany dividend payments and net increase (decrease) in intercompany obligations	203	(87)	(142)	26	—
Capital contribution from noncontrolling interest partners	—	5	—	—	5
Distributions to noncontrolling interest partners	—	(23)	—	—	(23)
Net cash provided (used) by financing activities	203	(54)	14	26	189
Effect of foreign exchange rate changes on cash and cash equivalents	—	(2)	—	—	(2)
Decrease in cash and cash equivalents	(6)	(9)	—	—	(15)
Cash and cash equivalents, January 1	6	269	—	—	275
Cash and cash equivalents, June 30 (Note)	$—	$260	$—	$—	$260

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

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
For the second quarter of 2015, light vehicle production was up two percent in both North America and China, six percent in India and even in Europe compared to the second quarter of 2014. Light vehicle production was down 17 percent in South America and one percent in Australia in the second quarter of 2015 when compared to the second quarter of 2014.
Total revenues for the second quarter of 2015 were $2,130 million, down from $2,241 million in the second quarter of 2014. Excluding the impact of currency and substrate sales, revenue was up $48 million, or three percent, from $1,726 million to $1,774 million, driven primarily by stronger OE light vehicle volumes in Europe, South America and India, higher OE commercial truck, off-highway and other revenues in North America and Europe Ride Performance, increased aftermarket sales in North America in both product lines and in South America in our Ride Performance product line and new platforms in China, Japan and Europe OE Ride Performance. These factors were partially offset by lower OE light vehicle volumes in China and lower commercial truck revenues in China and South America.
Cost of sales (exclusive of depreciation and amortization): Cost of sales for the second quarter of 2015 was $1,764 million, or 82.8 percent of sales, compared to $1,851 million, or 82.6 percent of sales in the second quarter of 2014. The following table lists the primary drivers behind the change in cost of sales ($ millions).

Quarter ended June 30, 2014	$1,851
Volume and mix	86
Material	(34)
Currency exchange rates	(145)
Restructuring	(3)
Other Costs	9
Quarter ended June 30, 2015	$1,764

The decrease in cost of sales was due to the impact of currency exchange rates, lower net material costs and lower restructuring costs, partially offset by the year-over-year increase in volume and other costs, mainly manufacturing.
Gross margin: Revenue less cost of sales for the second quarter of 2015 was $366 million, or 17.2 percent, versus $390 million, or 17.4 percent, in the second quarter of 2014. The effect on gross margin resulting from lower net material costs and lower restructuring expenses was more than offset by unfavorable currency and higher other costs, mainly manufacturing.
Engineering, research and development: Engineering, research and development expense was $38 million and $42 million in the second quarters of 2015 and 2014, respectively.

Selling, general and administrative (SG&A): SG&A expense was down $18 million in the second quarter of 2015 at $121 million compared to $139 million in the second quarter of 2014 mainly due to favorable currency impact.
Depreciation and amortization: Depreciation and amortization expense was $51 million in the second quarter of 2015, compared to $52 million in the second quarter of 2014.
Earnings before interest expense, taxes and noncontrolling interests (“EBIT”) was $155 million for the second quarter of 2015, a decrease of $1 million when compared to $156 million in the second quarter of the prior year. Higher OE light vehicle volumes in Europe, South America and India, higher OE commercial truck, off-highway and other revenue in North America and Europe Ride Performance, higher North and South American aftermarket sales, and new platforms in China, Japan and Europe OE Ride Performance, the benefit of our product cost leadership initiatives, lower restructuring costs and savings from previous restructuring activities were more than offset by lower OE light vehicle and commercial truck revenues in China, unfavorable mix and negative currency.
Total revenues for first six months of 2015 were $4,153 million, down from $4,335 million in the first six months of 2014. Excluding the impact of currency and substrate sales, revenue was up $121 million, or four percent, from $3,336 million to $3,457 million, driven primarily by stronger OE light vehicle volumes in Europe, South America, India and China, increased aftermarket sales in North America and South America, new platforms in China, Japan and Europe OE Ride Performance and higher OE commercial truck, off-highway and other revenue in North America and Europe, partially offset by lower commercial truck revenues in China and South America.
Cost of sales (exclusive of depreciation and amortization): Cost of sales for the first half of 2015 was $3,450 million, or 83.1 percent of sales, compared to $3,605 million, or 83.2 percent of sales in the first half of 2014. The following table lists the primary drivers behind the change in cost of sales ($ millions).

Six months ended June 30, 2014	$3,605
Volume and mix	181
Material	(52)
Currency exchange rates	(280)
Restructuring	(10)
Other Costs	6
Six months ended June 30, 2015	$3,450

The decrease in cost of sales was due to the impact of currency exchange rates, lower net material costs and lower restructuring costs, partially offset by the year-over-year increase in volume and other costs, mainly manufacturing.
Gross margin: Revenue less cost of sales for the first six months of 2015 was $703 million, or 16.9 percent, versus $730 million, or 16.8 percent, in the first six months of 2014. The effect on gross margin resulting from lower net material costs and lower restructuring expenses was more than offset by unfavorable currency and higher other costs, mainly manufacturing.
Engineering, research and development: Engineering, research and development expense was $79 million and $84 million in the first six months of 2015 and 2014, respectively.
Selling, general and administrative (SG&A): SG&A expense was down $25 million in the first half of 2015 at $246 million compared to $271 million in the first half of 2014 mainly due to favorable currency impact.
Depreciation and amortization: Depreciation and amortization expense was $101 million in the first six months of 2015, compared to $103 million in the first six months of 2014.
EBIT was $275 million for the first half of 2015, an increase of $6 million when compared to $269 million in the first half of the prior year. Higher OE light vehicle volumes in Europe, South America, India and China, higher North and South American aftermarket sales, new platforms in China, Japan and Europe OE Ride Performance, the benefit of our product cost leadership initiatives, lower restructuring costs and savings from previous restructuring activities were partially offset by lower commercial truck volumes in China, unfavorable mix and negative currency.
Results from Operations
The tables below reflect our revenues for the three months and six months periods ended June 30, 2015 and 2014. We show the component of our OE revenue represented by substrate sales. While we generally have primary design, engineering and manufacturing responsibility for OE emission control systems, we do not manufacture substrates. Substrates are porous ceramic filters coated with a catalyst - typically, precious metals such as platinum, palladium and rhodium. These are supplied to us by Tier 2 suppliers generally as directed by our OE customers. We generally earn a small margin on these components of the system. As the need for more sophisticated emission control solutions increases to meet more stringent environmental regulations, and as we capture more diesel aftertreatment business, these substrate components have been increasing as a percentage of our revenue. While these substrates dilute our gross margin percentage, they are a necessary component of an emission control system.
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
Net Sales and Operating Revenues for the Three Months Ended June 30, 2015 and 2014

	Three Months Ended June 30, 2015
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$746	$269	$477	$(2)	$479
Europe, South America & India	471	170	301	(68)	369
Asia Pacific	244	56	188	(3)	191
Total Clean Air Division	1,461	495	966	(73)	1,039
Ride Performance Division
North America	360	—	360	(7)	367
Europe, South America & India	252	—	252	(57)	309
Asia Pacific	57	—	57	(2)	59
Total Ride Performance Division	669	—	669	(66)	735
Total Tenneco Inc.	$2,130	$495	$1,635	$(139)	$1,774

	Three Months Ended June 30, 2014
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$755	$285	$470	$—	$470
Europe, South America & India	523	174	349	—	349
Asia Pacific	263	56	207	—	207
Total Clean Air Division	1,541	515	1,026	—	1,026
Ride Performance Division
North America	364	—	364	—	364
Europe, South America & India	280	—	280	—	280
Asia Pacific	56	—	56	—	56
Total Ride Performance Division	700	—	700	—	700
Total Tenneco Inc.	$2,241	$515	$1,726	$—	$1,726

	Three Months Ended June 30, 2015 Versus Three Months Ended June 30, 2014 Dollar and Percent Increase (Decrease)
	Revenues	Percent	Value-add Revenues excluding Currency	Percent
	(Millions Except Percent Amounts)
Clean Air Division
North America	$(9)	(1)%	$9	2%
Europe, South America & India	(52)	(10)%	20	6%
Asia Pacific	(19)	(7)%	(16)	(8)%
Total Clean Air Division	(80)	(5)%	13	1%
Ride Performance Division
North America	(4)	(1)%	3	1%
Europe, South America & India	(28)	(10)%	29	10%
Asia Pacific	1	2%	3	5%
Total Ride Performance Division	(31)	(4)%	35	5%
Total Tenneco Inc.	$(111)	(5)%	$48	3%

Light Vehicle Industry Production by Region for Three Months Ended June 30, 2015 and 2014 (According to IHS Automotive, July 2015)

	Three Months Ended June 30,
	2015	2014	Increase (Decrease)	% Increase (Decrease)
	(Number of Vehicles in Thousands)
North America	4,520	4,412	108	2%
Europe	5,379	5,354	25	—%
South America	787	948	(161)	(17)%
India	914	864	50	6%
Total Europe, South America & India	7,080	7,166	(86)	(1)%
China	5,707	5,588	119	2%
Australia	43	44	(1)	(1)%
Clean Air revenue was down $80 million in the second quarter of 2015 compared to the second quarter of 2014 with higher volumes in North America and Europe, South America and India and lower volumes in Asia Pacific. In North America, higher aftermarket volumes were partially offset by lower light vehicle volumes, lower commercial truck and off-highway vehicle revenues and unfavorable mix, which accounted for $5 million of the year-over-year increase in revenues. Currency had a $2 million unfavorable impact on North American revenues. In the European, South American and Indian region, higher volumes drove a $59 million increase in revenues. Higher light vehicle volumes in the region was partially offset by lower commercial truck and off-highway vehicle revenue in South America and lower year-over-year aftermarket revenue in Europe. Currency had a $105 million unfavorable impact on European, South American and Indian revenues. The decrease in Asia Pacific revenues was primarily driven by lower volumes of $12 million, mostly due to lower light vehicle production and lower commercial truck revenues in China, partially offset by new programs in the China and Japan. Currency had a $3 million unfavorable impact on Asia Pacific revenues.
Ride Performance revenue was down $31 million in the second quarter of 2015 compared to the second quarter of 2014 with higher volumes in all regions. In North America, higher volumes of $4 million were driven by higher aftermarket sales and higher commercial truck and off-highway vehicle revenues, which were partially offset by lower volumes in light vehicle. Currency had a $7 million unfavorable impact on North American revenues. In the European, South American and India region, higher volumes of $27 million were driven by revenue increases in light vehicle, commercial truck and off-highway vehicle and aftermarket in the region and new platforms in Europe. Currency had a $57 million unfavorable impact on European, South American and Indian revenues. Asia Pacific revenues were driven by higher volumes of $4 million, mostly due to higher light vehicle production volumes in China, partially offset by lower volumes in Australia. Currency had a $2 million unfavorable impact on Asia Pacific revenues.
Net Sales and Operating Revenues for the Six Months Ended June 30, 2015 and 2014

	Six Months Ended June 30, 2015
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$1,430	$509	$921	$(3)	$924
Europe, South America & India	928	334	594	(132)	726
Asia Pacific	508	116	392	(8)	400
Total Clean Air Division	2,866	959	1,907	(143)	2,050
Ride Performance Division
North America	691	—	691	(12)	703
Europe, South America & India	482	—	482	(103)	585
Asia Pacific	114	—	114	(5)	119
Total Ride Performance Division	1,287	—	1,287	(120)	1,407
Total Tenneco Inc.	$4,153	$959	$3,194	$(263)	$3,457

	Six Months Ended June 30, 2014
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$1,453	$549	$904	$—	$904
Europe, South America & India	1,029	346	683	—	683
Asia Pacific	503	104	399	—	399
Total Clean Air Division	2,985	999	1,986	—	1,986
Ride Performance Division
North America	699	—	699	—	699
Europe, South America & India	543	—	543	—	543
Asia Pacific	108	—	108	—	108
Total Ride Performance Division	1,350	—	1,350	—	1,350
Total Tenneco Inc.	$4,335	$999	$3,336	$—	$3,336

	Six Months Ended June 30, 2015 Versus Six Months Ended June 30, 2014 Dollar and Percent Increase (Decrease)
	Revenues	Percent	Value-add Revenues excluding Currency	Percent
	(Millions Except Percent Amounts)
Clean Air Division
North America	$(23)	(2)%	$20	2%
Europe, South America & India	(101)	(10)%	43	6%
Asia Pacific	5	1%	1	—%
Total Clean Air Division	(119)	(4)%	64	3%
Ride Performance Division
North America	(8)	(1)%	4	1%
Europe, South America & India	(61)	(11)%	42	8%
Asia Pacific	6	6%	11	10%
Total Ride Performance Division	(63)	(5)%	57	4%
Total Tenneco Inc.	$(182)	(4)%	$121	4%

Light Vehicle Industry Production by Region for Six Months Ended June 30, 2015 and 2014 (According to IHS Automotive, July 2015)

	Six Months Ended June 30,
	2015	2014	Increase (Decrease)	% Increase (Decrease)
	(Number of Vehicles in Thousands)
North America	8,787	8,616	171	2%
Europe	10,821	10,589	232	2%
South America	1,592	1,889	(297)	(16)%
India	1,892	1,785	107	6%
Total Europe, South America & India	14,305	14,263	42	—%
China	11,715	11,157	558	5%
Australia	80	87	(7)	(7)%
Clean Air revenue was down $119 million in the first six months of 2015 compared to the first six months of 2014 with higher volumes in all regions. In North America, increased aftermarket revenues were more than offset by lower light vehicle volumes, lower commercial truck and off-highway vehicle revenues and unfavorable mix, which accounted for $5 million of the year-over-year decrease in revenues. Currency had a $3 million unfavorable impact on North American revenues. In the European, South American and Indian region, higher volumes drove a $110 million increase in revenues due to higher light vehicle volumes in the region and higher commercial truck and off-highway vehicle revenues in Europe, partially offset by lower year-over-year aftermarket revenues in Europe and lower commercial truck and off-highway vehicle revenues in South America. Currency had a $203 million unfavorable impact on European, South American and Indian revenues. The increase in Asia Pacific revenues was primarily driven by higher volumes of $21 million, mostly due to higher light vehicle production in China and new programs in China and Japan. Currency had a $10 million unfavorable impact on Asia Pacific revenues.
Ride Performance revenue was down $63 million in the first six months of 2015 compared to the first six months of 2014 with higher volumes in all regions. In North America, higher volumes of $6 million driven by higher aftermarket sales and higher commercial truck and off-highway vehicle revenues were partially offset by lower volumes in light vehicle. Currency had a $12 million unfavorable impact on North American revenues. In the European, South American and Indian region, higher volumes of $41 million were driven by light vehicle increase in the region, higher commercial truck and off-highway vehicle revenues and new platforms in Europe and higher South American aftermarket sales. Currency had a $103 million unfavorable impact on European, South American and Indian revenues. In the Asia Pacific region, higher volumes of $12 million, mostly due to higher light vehicle production volumes in China, were partially offset by lower volumes in Australia. Currency had a $5 million unfavorable impact on Asia Pacific revenues.
Earnings before Interest Expense, Income Taxes and Noncontrolling Interests (“EBIT”) for the Three Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,		Change
	2015	2014
	(Millions)
Clean Air Division
North America	$67	$74	$(7)
Europe, South America & India	12	18	(6)
Asia Pacific	28	23	5
Total Clean Air Division	107	115	(8)
Ride Performance Division
North America	51	48	3
Europe, South America & India	12	14	(2)
Asia Pacific	8	8	—
Total Ride Performance Division	71	70	1
Other	(23)	(29)	6
Total Tenneco Inc.	$155	$156	$(1)

The EBIT results shown in the preceding table include the following items, certain of which are discussed below under “Restructuring and Other Charges,” which have an effect on the comparability of EBIT results between periods:

	Three Months Ended June 30,
	2015	2014
	(Millions)
Clean Air Division
Europe, South America & India
Restructuring and related expenses	$1	$1
Asia Pacific
Restructuring and related expenses	—	4
Total Clean Air Division	$1	$5
Ride Performance Division
North America
Restructuring and related expenses	1	—
Europe, South America & India
Restructuring and related expenses	4	4
Asia Pacific
Restructuring and related expenses	1	$1
Total Ride Performance Division	$6	$5
EBIT for the Clean Air division was $107 million in the second quarter of 2015 compared to $115 million in the second quarter a year ago. EBIT for North America decreased $7 million to $67 million in the second quarter of 2015 versus the second quarter of 2014. The benefit from higher aftermarket sales and operational cost management was more than offset by lower light vehicle and commercial truck and off-highway vehicle volumes, unfavorable mix, higher engineering expense and negative currency. Europe, South America and India's EBIT was $12 million in the second quarter of 2015 and $18 million in the second quarter of 2014. Higher volumes in light vehicle in the region and year-over-year restructuring savings were more than offset by lower aftermarket volumes in Europe, lower commercial truck and off-highway vehicles in South America and negative currency. EBIT for Asia Pacific increased $5 million to $28 million in the second quarter of 2015 from $23 million in the second quarter of 2014. EBIT benefited from new platforms in China and Japan, strong operational management, lower restructuring and related expenses and positive currency, partially offset by lower light vehicle volumes and lower commercial truck revenue in China. For the Clean Air division, restructuring and related expenses of $1 million were included in EBIT for the second quarter of 2015 and $5 million for the same period in 2014. Currency had a $3 million unfavorable impact on EBIT of the Clean Air division for 2015 when compared to last year.
EBIT for the Ride Performance division was $71 million in the second quarter of 2015 compared to $70 million in the second quarter a year ago. EBIT for North America increased $3 million in the second quarter of 2015 to $51 million from $48 million in the second quarter of 2014. The benefits of increased aftermarket and commercial truck and off-highway volumes and improved operational management were partially offset by lower light vehicle volumes, higher restructuring and related expenses and negative currency. Europe, South America and India's EBIT was $12 million in the second quarter of 2015 and $14 million in the second quarter of 2014. The benefit from higher light vehicle volumes in the region, higher aftermarket volumes in South America, new platforms in Europe and savings from prior restructuring activities were more than offset by unfavorable mix, lower aftermarket volumes in Europe and negative currency. EBIT for Asia Pacific was $8 million in the second quarter of both 2015 and 2014. EBIT benefited from higher light vehicle production volumes in China and operational cost management, partially offset by unfavorable currency. For the Ride Performance division, restructuring and related expenses of $6 million were included in EBIT for the second quarter of 2015 and $5 million for the same period in 2014. Currency had a $14 million unfavorable impact on EBIT of the Ride Performance division for the second quarter of 2015 when compared to last year.
Currency had a $17 million unfavorable impact on overall company EBIT for the second quarter of 2015 as compared to the prior year's second quarter.

EBIT as a Percentage of Revenue for the Three Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,
	2015	2014
Clean Air Division
North America	9%	10%
Europe, South America & India	3%	3%
Asia Pacific	11%	9%
Total Clean Air Division	7%	7%
Ride Performance Division
North America	14%	13%
Europe, South America & India	5%	5%
Asia Pacific	14%	14%
Total Ride Performance Division	11%	10%
Total Tenneco Inc.	7%	7%

In the Clean Air division, EBIT as a percentage of revenues for the second quarter of 2015 was even compared to last year's second quarter. In North America, EBIT as a percentage of revenues for the second quarter of 2015 was down one percentage point compared to last year's second quarter. The benefit from higher aftermarket sales and operational cost management was more than offset by lower light vehicle and commercial truck and off-highway vehicle volumes, unfavorable mix, higher engineering expense and negative currency. Europe, South America and India's EBIT as a percentage of revenues for the second quarter of 2015 was even compared to the prior year's second quarter. Higher light vehicle volumes in the region and year-over-year restructuring savings were offset by lower aftermarket volumes in Europe, lower commercial truck and off-highway vehicles in South America and negative currency. EBIT as a percentage of revenues for Asia Pacific in the second quarter of 2015 was up two percentage points compared to the second quarter of 2014. The benefit from new platforms in China and Japan, strong operational management, lower restructuring and related expenses and positive currency was partially offset by lower light vehicle volumes and lower commercial truck revenue in China.
In the Ride Performance division, EBIT as a percentage of revenues was up one percentage point compared to the prior year's second quarter. In the second quarter of 2015, EBIT as a percentage of revenues for North America was up one percentage point compared to the second quarter of 2014. The benefits of increased aftermarket and commercial truck and off-highway volumes and improved operational management were partially offset by lower light vehicle volumes, higher restructuring and related expenses and negative currency. EBIT as a percentage of revenues in Europe, South America and India was even compared to the prior year's second quarter. The benefit from higher light vehicle volumes in the region, higher aftermarket volumes in South America, new platforms in Europe and savings from prior restructuring activities was offset by unfavorable mix, lower aftermarket volumes in Europe and negative currency. In Asia Pacific, EBIT as a percentage of revenues for the second quarter of 2015 was even compared to last year's second quarter. The benefit from higher light vehicle volumes in China and operational cost management was offset by unfavorable currency.

EBIT for the Six Months Ended June 30, 2015 and 2014

	Six Months Ended June 30,		Change
	2015	2014
	(Millions)
Clean Air Division
North America	$121	$130	$(9)
Europe, South America & India	22	27	(5)
Asia Pacific	55	43	12
Total Clean Air Division	198	200	(2)
Ride Performance Division
North America	86	78	8
Europe, South America & India	20	30	(10)
Asia Pacific	18	15	3
Total Ride Performance Division	124	123	1
Other	(47)	(54)	$7
Total Tenneco Inc.	$275	$269	$6
The EBIT results shown in the preceding table include the following items, certain of which are discussed below under “Restructuring and Other Charges,” which have an effect on the comparability of EBIT results between periods:

	Six Months Ended June 30,
	2015	2014
	(Millions)
Clean Air Division
Europe, South America & India
Restructuring and related expenses	$2	$9
Asia Pacific
Restructuring and related expenses	1	4
Total Clean Air Division	$3	$13
Ride Performance Division
North America
Restructuring and related expenses	1	—
Europe, South America & India
Restructuring and related expenses	7	6
Asia Pacific
Restructuring and related expenses	1	1
Total Ride Performance Division	$9	$7
EBIT for the Clean Air division was $198 million in the first half of 2015 compared to $200 million in the first half of 2014. EBIT for North America decreased $9 million to $121 million in the first half of 2015 versus the first half of 2014. The benefit from higher aftermarket sales and operational cost management was more than offset by unfavorable mix and negative currency. Europe, South America and India's EBIT was $22 million in the first half of 2015 and $27 million in the first half of 2014. Higher volumes in light vehicle in the region, lower restructuring and related expenses and year-over-year restructuring savings were more than offset by lower aftermarket volumes in Europe, lower commercial truck and off-highway vehicles in South America, unfavorable mix, higher SG&A and engineering expenses and negative currency. EBIT for Asia Pacific increased $12 million to $55 million in the first half of 2015 from $43 million in the first half of 2014. EBIT benefited from higher light vehicle volumes in China, new platforms in China and Japan, strong operational management, positive currency, lower restructuring and related expenses and year-over-year savings from prior restructuring activities, partially offset by lower commercial truck revenue in China and lower volumes in Australia. For the Clean Air division, restructuring and related expenses of $3 million were included in EBIT for the first half of 2015 and $13 million for the same period in 2014. Currency had a $5 million unfavorable impact on EBIT of the Clean Air division for 2015 when compared to last year.

EBIT for the Ride Performance division was $124 million in the first half of 2015 compared to $123 million in the first half of 2014. EBIT for North America increased $8 million in the first half of 2015 to $86 million from $78 million in the first half of 2014. The benefits of increased aftermarket and commercial truck and off-highway volumes and improved operational management were partially offset by lower light vehicle volumes, higher restructuring and related expenses and negative currency. Europe, South America and India's EBIT was $20 million in the first half of 2015 and $30 million in the first half of 2014. The benefit from higher light vehicle volumes in the region, higher aftermarket volumes in South America, new platforms in Europe and savings from prior restructuring activities were more than offset by unfavorable mix, lower aftermarket volumes in Europe, higher restructuring and related expenses and negative currency. EBIT for Asia Pacific increased $3 million to $18 million in the first half of 2015 from $15 million in the first half of 2014. EBIT benefited from higher light vehicle production volumes in China and operational cost management, partially offset by lower volumes in Australia and unfavorable currency. For the Ride Performance division, restructuring and related expenses of $9 million were included in EBIT for the first half of 2015 and $7 million for the same period in 2014. Currency had a $20 million unfavorable impact on EBIT of the Ride Performance division for 2015 when compared to last year. EBIT for the Ride Performance division also included a $7 million expense to adjust workers' compensation reserves in the first half of 2014.
Currency had a $25 million unfavorable impact on overall company EBIT for the first half of 2015 as compared to the first half of 2014.
EBIT as a Percentage of Revenue for the Six Months Ended June 30, 2015 and 2014

	Six Months Ended June 30,
	2015	2014
Clean Air Division
North America	8%	9%
Europe, South America & India	2%	3%
Asia Pacific	11%	9%
Total Clean Air Division	7%	7%
Ride Performance Division
North America	12%	11%
Europe, South America & India	4%	6%
Asia Pacific	16%	14%
Total Ride Performance Division	10%	9%
Total Tenneco Inc.	7%	6%

In the Clean Air division, EBIT as a percentage of revenues for the first half of 2015 was even compared to the first half of 2014. In North America, EBIT as a percentage of revenues for the first half of 2015 was down one percentage point compared to the first half of 2014. The benefit from higher aftermarket sales and operational cost management was more than offset by unfavorable mix and negative currency. Europe, South America and India's EBIT as a percentage of revenues for the first half of 2015 was down one percentage point compared to the first half of prior year. Higher light vehicle volumes in the region, lower restructuring and related expenses and year-over-year restructuring savings were more than offset by lower aftermarket volumes in Europe, lower commercial truck and off-highway vehicles in South America, unfavorable mix, higher SG&A and engineering expenses and negative currency. EBIT as a percentage of revenues for Asia Pacific in the first half of 2015 was up two percentage points compared to the first half of 2014. The benefit from higher light vehicle volumes in China, new platforms in China and Japan, strong operational management, positive currency, lower restructuring and related expenses and year-over-year savings from prior restructuring activities was partially offset by lower commercial truck revenue in China and lower volumes in Australia.
In the Ride Performance division, EBIT as a percentage of revenues was up one percentage point compared to the first half of prior year. In the first half of 2015, EBIT as a percentage of revenues for North America was up one percentage point compared to the first half of 2014. The benefits of increased aftermarket and commercial truck and off-highway volumes and improved operational management were partially offset by lower light vehicle volumes, higher restructuring and related expenses and negative currency. EBIT as a percentage of revenues in Europe, South America and India was down two percentage points compared to the first half of prior year. The benefit from higher light vehicle volumes in the region, higher aftermarket volumes in South America, new platforms in Europe and savings from prior restructuring activities were more than offset by unfavorable mix, lower aftermarket volumes in Europe, higher restructuring and related expenses and negative currency. In Asia Pacific, EBIT as a percentage of revenues for the first half of 2015 was up two percentage points from the first half of 2014. The benefit from higher light vehicle production volumes in China and operational cost management was partially offset by lower volumes in Australia and unfavorable currency.
Interest Expense, Net of Interest Capitalized
We reported interest expense in the second quarter of 2015 of $17 million ($16 million in our U.S. operations and $1 million in our foreign operations) net of interest capitalized of $2 million, and $19 million (all in our U.S. operations) net of interest capitalized of $1 million in the second quarter of 2014. The decrease was due to lower interest rates from the refinancing completed in December 2014 where we extended maturities, increased size of our senior secured credit facility and reduced the rates on both the credit facility and a senior unsecured note.
We reported interest expense in the fist half of 2015 of $33 million ($32 million in our U.S. operations and $1 million in our foreign operations) net of interest capitalized of $3 million, and $38 million (all in our U.S. operations) net of interest capitalized of $2 million in the first half of 2014. The decrease was due to the refinancing completed in December 2014.
On June 30, 2015, we had $759 million in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed through December 2020, $225 million is fixed through December 2024 and the remainder is fixed from 2015 through 2025. We also have $361 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” later in this Management’s Discussion and Analysis.
Income Taxes
We reported income tax expense of $47 million and $46 million in the three month periods ended June 30, 2015 and June 30, 2014, respectively. The tax expense recorded in the second quarter of 2015 included a net tax expense of $2 million primarily relating to prior year intercompany transactions and tax adjustments to prior year income tax estimates.
We reported income tax expense of $88 million and $86 million in the six month periods ended June 30, 2015 and June 30, 2014, respectively. The tax expense recorded in the first six months of 2015 included $3 million primarily relating to prior year intercompany transactions and tax adjustments to prior year income tax estimates. The tax expense recorded in the first six months of 2014 included $1 million for tax adjustments primarily relating to changes to uncertain tax positions and prior year income tax estimates.
We believe it is reasonably possible that up to $6 million in unrecognized tax benefits related to the expiration of foreign statute of limitations and the conclusion of income tax examinations may be recognized within the coming year.
Restructuring and Other Charges
Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. For the full year 2014, we incurred $49 million in restructuring and related costs including non-cash charges of $5 million, primarily related to European cost reduction efforts, headcount reductions in Australia and South America, the sale of a closed facility in Cozad, Nebraska and costs related to organizational changes, of which $28 million was recorded in cost of sales, $9 million in SG&A, $7 million in engineering expense, $4 million in other expense and $1 million in depreciation and amortization. In the second quarter of 2015, we incurred $7 million in restructuring and related costs, primarily related to European cost reduction efforts and headcount reductions in South America, of which $6 million was recorded in cost of sales and $1 million in SG&A. In the second quarter of 2014, we incurred $10 million in restructuring and related costs, primarily related to European cost reduction efforts and headcount reductions in Australia and South America, of which $5 million was recorded in cost of sales, $3 million in SG&A, $1 million in engineering expense and $1 million in other expense. In the first six months of 2015, we incurred $12 million in restructuring and related costs, primarily related to European cost reduction efforts, headcount reductions in South America and the closure of a JIT plant in Australia, of which $10 million was recorded in cost of sales and $2 million in SG&A. In the first six months of 2014, we incurred $20 million in restructuring and related costs, primarily related to European cost reduction efforts including non-cash asset write downs of $1 million and headcount reductions in Australia and South America, of which $15 million was recorded in cost of sales, $3 million in SG&A, $1 million in engineering expense and $1 million in other expense.

Amounts related to activities that are part of our restructuring reserves are as follows:

	December 31, 2014 Restructuring Reserve	2015 Expenses	2015 Cash Payments	Impact of Exchange Rates	June 30, 2015 Restructuring Reserve
	(Millions)
Employee Severance, Termination Benefits and Other Related Costs	$40	12	(19)	(3)	$30
On January 31, 2013, we announced our intent to reduce structural costs in Europe by approximately $60 million annually. We still expect to reach our target annual savings rate in 2016, however the recent dramatic changes in exchange rates will likely have an impact on the actual savings achieved when translated from Euros into U.S. dollars. In the second quarter of 2015, we incurred $7 million in restructuring and related costs, of which $3 million was related to this initiative. In the first six months of 2015, we incurred $12 million in restructuring and related costs, of which $7 million was related to this initiative. While we are nearing the completion of this initiative, we expect to incur additional restructuring and related costs in 2015 and 2016 due to certain ongoing matters. For example, we closed a plant in Gijon Spain in 2013, but subsequently re-opened it in July 2014 with about half of its prior workforce after the employees' works council successfully filed suit challenging the closure decision. Pursuant to an agreement we entered into with employee representatives, we are currently engaged in a sales process for the facility and intend to continue operating it until a complete transfer of ownership takes place in 2016.
Under the terms of our amended and restated senior credit agreement that took effect on December 8, 2014, we are allowed to exclude up to $150 million in the aggregate of all costs, expenses, fees, fines, penalties, judgments, legal settlements and other amounts associated with any restructuring, litigation, claim, proceeding or investigation related to or undertaken by us or any of our subsidiaries, together with any related provision for taxes, incurred after December 8, 2014 in the calculation of the financial covenant ratios required under our senior credit facility. As of June 30, 2015, we had excluded $12 million of allowable charges relating to restructuring initiatives against the $150 million available under the terms of the senior credit facility.
Subsequent Event
On July 22, 2015, we announced our intention to discontinue our Marzocchi motor bike fork suspension business and our mountain bike business, and liquidate our Marzocchi operations. These actions are subject to a consultation process with the employee representatives and in total would eliminate approximately 138 jobs. We currently employ 127 people at the Marzocchi plant in Bologna, Italy and an additional 11 people in our operations in North America and Taiwan. We intend to assist our motor bike customers with the transition of current production to an alternative supplier and expect to complete the closure by the end of 2015. This intended action is a part of our ongoing efforts to optimize our Ride Performance business globally while continuously improving our operations and increasing profitability.
We expect to record charges of approximately $27 million related to these actions in the third quarter which includes approximately $17 million of cash expenditures. These charges consist of severance and other employee related costs, asset impairment charges and other expenses related to the closure. We anticipate improving financial results by approximately $7 million annually, beginning in 2016.
Earnings Per Share
We reported net income attributable to Tenneco Inc. of $78 million or $1.26 per diluted common share for the second quarter of 2015. Included in the results for the second quarter of 2015 were negative impacts from expenses related to our restructuring activities and net tax adjustments. The total impact of these items decreased earnings per diluted share by $0.13. We reported net income attributable to Tenneco Inc. of $81 million or $1.32 per diluted common share for the second quarter of 2014. Included in the results for the first quarter of 2014 were negative impacts from expenses related to our restructuring activities and tax adjustments. The net impact of these items decreased earnings per diluted share by $0.13.
We reported net income attributable to Tenneco Inc. of $127 million or $2.06 per diluted common share for the first half of 2015. Included in the results for the first quarter of 2015 were negative impacts from expenses related to our restructuring activities and net tax adjustments. The total impact of these items decreased earnings per diluted share by $0.21. We reported net income attributable to Tenneco Inc. of $127 million or $2.06 per diluted common share for the first half of 2014. Included in the results for the first half of 2014 were negative impacts from expenses related to our restructuring activities and tax adjustments. The net impact of these items decreased earnings per diluted share by $0.30.
Dividends on Common Stock
On January 10, 2001, our Board of Directors eliminated the quarterly dividend on our common stock. There are no current plans to reinstate a dividend on our common stock.

Cash Flows for the Three Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,
	2015	2014
	(Millions)
Cash provided (used) by:
Operating activities	$132	$114
Investing activities	(77)	(85)
Financing activities	(94)	(40)
Operating Activities
For the second quarter of 2015, operating activities provided $132 million in cash compared to $114 million in cash provided during last year’s second quarter. Compared to the prior year, the higher cash from operations was primarily driven by working capital improvements and lower tax payments. For the second quarter of 2015, cash used for working capital was $5 million versus $31 million of cash used for working capital in the second quarter of 2014. Receivables were a use of cash of $26 million in the second quarter of 2015 compared to a use of cash of $69 million in the prior year’s second quarter. Inventory represented a cash inflow of $13 million for the second quarter of 2015 and a cash outflow of $23 million during the second quarter of 2014. Accounts payable used $14 million of cash for the quarter ended June 30, 2015, compared to $73 million cash provided for the quarter ended June 30, 2014. Cash taxes were $35 million in the second quarter of 2015 compared to $53 million in the prior year’s second quarter.
Investing Activities
Cash used for investing activities was $77 million in the second quarter of 2015 compared to cash used of $85 million in the same period a year ago. Cash payments for plant, property and equipment were $73 million in the second quarter of 2015 versus payments of $84 million in the second quarter of 2014, a decrease of $11 million. Cash payments for software-related intangible assets were $3 million and $2 million, respectively, for the second quarters of 2015 and 2014. Changes in restricted cash were a use of cash of $2 million in the second quarter of 2015 compared to a source of cash of $1 million in 2014.

Financing Activities
Cash flow from financing activities was an outflow of $94 million for the quarter ended June 30, 2015 compared to an outflow of $40 million for the quarter ended June 30, 2014. During the second quarter of 2015, we repurchased 556,000 shares of our outstanding common stock for $33 million at an average price of $59.10 per share as part of a previously announced stock buyback plan of up to $350 million. Taking into account our operating performance, we now anticipate completing the share repurchase program by the end of 2016. In the second quarter of 2014, we received $4 million for selling 45 percent equity interest in Tenneco Fusheng (Chengdu) Automobile Parts Co., Ltd. to a third party partner.
Cash Flows for the Six Months Ended June 30, 2015 and 2014

	Six Months Ended June 30,
	2015	2014
	(Millions)
Cash provided (used) by:
Operating activities	$82	$(26)
Investing activities	(155)	(176)
Financing activities	47	189
Operating Activities
For the first six months of 2015, operating activities provided $82 million in cash compared to $26 million cash used during the first six months of last year. Compared to the prior year, the higher cash from operations was primarily driven by working capital improvements, lower interest payments and lower tax payments. For the first six months of 2015, cash used for working capital was $165 million versus $275 million of cash used for working capital in the first six months of 2014. Receivables were a use of cash of $220 million in the first six months of 2015 compared to a use of cash of $303 million in the first six months of prior year. Inventory represented a cash outflow of $46 million for the first six months of 2015 and a cash outflow of $104 million during the first six months of 2014. Accounts payable provided $63 million of cash for the six months ended June 30, 2015, compared to $160 million cash provided for the six months ended June 30, 2014. Cash taxes were $35 million for the first six months of 2015, net of a US tax refund of $25 million for overpayment in 2014, compared to $74 million in the first six months of prior year.
Investing Activities
Cash used for investing activities was $155 million in the first six months of 2015 compared to cash used of $176 million in the same period a year ago. Cash payments for plant, property and equipment were $150 million in the first six months of 2015 versus payments of $167 million in the first six months of 2014, a decrease of $17 million. Cash payments for software-related intangible assets were $8 million and $9 million, respectively, for the first half of 2015 and 2014. Changes in restricted cash were a source of cash of $1 million in the first half of 2015, whereas there was no change in restricted cash in the first half of 2014.

Financing Activities
Cash flow from financing activities was an inflow of $47 million for the six months ended June 30, 2015 compared to an inflow of $189 million for the six months ended June 30, 2014. During the first six months of 2015, we repurchased 748,000 shares of our outstanding common stock for $44 million at an average price of $58.59 per share as part of a previously announced stock buyback plan of up to $350 million. Taking into account our operating performance, we now anticipate completing the share repurchase program by the end of 2016. Borrowings under our revolving credit facility were $67 million at June 30, 2015 and $208 million at June 30, 2014. At June 30, 2015, there was $50 million borrowed under the North American accounts receivable securitization programs, whereas there was no borrowing at June 30, 2014. In the first six months of 2014, we received $4 million for selling 45 percent equity interest in Tenneco Fusheng (Chengdu) Automobile Parts Co., Ltd. to a third party partner.
Outlook
In the third quarter, we expect growth will continue to be supported by well-established structural growth drivers:

•	Increasing global light vehicle industry production;

•	Emissions regulations which require new content to meet more stringent requirements;

•	Increased demand for MONROE® Intelligent Suspension technologies;

•	The growing global car parc, which the company serves with industry-leading aftermarket brands.
In the third quarter, global light vehicle industry production is expected to increase four percent in the regions where we operate. IHS forecasts higher production in North America (six percent), Europe (five percent), India (six percent) and China (four percent) and lower production expected in South America (down 14 percent). We are well-positioned to leverage higher light vehicle volumes with our strong platform position with leading global OEMs, including launching 43 new light vehicle and commercial truck and off-highway programs.
We also expect continued content growth on commercial truck and off-highway programs to meet global emissions requirements, despite ongoing production weakness in these markets.
Increased penetration of the MONROE® Intelligent Suspension system technology, including the recent launches on the Volvo XC-90 and Renault Espace, is expected to further support Ride Performance growth.
We also expect strong year-over-year sales growth from our global aftermarket business in the third quarter.
Excluding currency, we anticipate total revenue growth of about six percent in the third quarter. Based on current exchange rates, we anticipate a currency headwind in the third quarter of approximately seven percent.
Based on the most recent third party industry light vehicle production forecasts and further industry production weakness in our commercial truck and off-highway business, we expect total full-year revenue growth of five percent, excluding currency, within our original range.
In January 2015, our Board of Directors approved a share repurchase program, authorizing our company to repurchase up to $350 million of our outstanding common stock over a three-year period. Based on our operating performance, current industry production forecasts and the anticipated requirements for capital expenditures and working capital to continue funding growth, we are accelerating our share repurchase program and expect to complete it by the end of 2016.
Tenneco's revenue projections are based on the type of information set forth under "Outlook" in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" as set forth in Tenneco's Annual Report on Form 10-K for the year ended December 31, 2014. Please see that disclosure for further information. Additionally, revenue assumptions for the third quarter are based on current and projected customer projection schedules, as well as IHS Automotive July 2015 production forecasts.

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
Revenue Recognition
We recognize revenue for sales to our original equipment and aftermarket customers when title and risk of loss passes to the customers under the terms of our arrangements with those customers, which is usually at the time of shipment from our plants or distribution centers. Generally, in connection with the sale of exhaust systems to certain original equipment manufacturers, we purchase catalytic converters and diesel particulate filters or components thereof including precious metals (“substrates”) on behalf of our customers which are used in the assembled system. These substrates are included in our inventory and “passed through” to the customer at our cost, plus a small margin, since we take title to the inventory and are responsible for both the delivery and quality of the finished product. Revenues recognized for substrate sales were $959 million and $999 million for the first six months of 2015 and 2014, respectively. For our aftermarket customers, we provide for promotional incentives and returns at the time of sale. Estimates are based upon the terms of the incentives and historical experience with returns. Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis. Shipping and handling costs billed to customers are included in revenues and the related costs are included in cost of sales in our condensed consolidated statements of income.
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
Pre-production Design and Development and Tooling Assets
We expense pre-production design and development costs as incurred unless we have a contractual guarantee for reimbursement from the original equipment customer. Unbilled pre-production design and development costs recorded in prepayments and other and long-term receivables totaled $23 million at both June 30, 2015 and December 31, 2014, respectively. In addition, plant, property and equipment included $61 million and $59 million at June 30, 2015 and December 31, 2014, respectively, for original equipment tools and dies that we own, and prepayments and other included $126 million and$98 million at June 30, 2015 and December 31, 2014, respectively, for in-process tools and dies that we are building for our original equipment customers.
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
Except in the U.K., our pension plans generally do not require employee contributions. Our policy is to fund our pension plans in accordance with applicable U.S. and foreign government regulations and to make additional payments as funds are available to achieve full funding of the accumulated benefit obligation. As of June 30, 2015, all legal funding requirements have been met.

New Accounting Pronouncements
Note 11 in our notes to condensed consolidated financial statements located in Part I Item 1 of this Form 10-Q is incorporated herein for reference.

Liquidity and Capital Resources
Capitalization

	June 30, 2015	December 31, 2014	% Change
	(Millions)
Short-term debt and maturities classified as current	$127	$60	112%
Long-term debt	1,103	1,055	5
Total debt	1,230	1,115	10
Total redeemable noncontrolling interests	30	35	(14)
Total noncontrolling interests	41	41	—
Tenneco Inc. shareholders’ equity	550	497	11
Total equity	591	538	10
Total capitalization	$1,851	$1,688	10%
General. Short-term debt, which includes maturities classified as current, borrowings by foreign subsidiaries, and borrowings securitized by our North American accounts receivable securitization program, was $127 million and $60 million as of June 30, 2015 and December 31, 2014, respectively. Borrowings under our revolving credit facilities, which are classified as long-term debt, were $67 million and zero at June 30, 2015 and December 31, 2014, respectively.
The 2015 year-to-date increase in Tenneco Inc. shareholders' equity primarily resulted from net income attributable to Tenneco Inc. of $127 million, a $5 million increase related to pension and postretirement benefits and a $15 million increase in premium on common stock and other capital surplus relating to common stock issued pursuant to benefit plans, partially offset by a $50 million decrease caused by the impact of changes in foreign exchange rates on the translation of financial statements of our foreign subsidiaries into U.S. dollars and a $44 million increase in treasury stock as a result of purchases of common stock under our share purchase program.
Overview. Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions. The arrangement is secured by substantially all our domestic assets and pledges of up to 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries.
In April 2015, the FASB issued Accounting Standard Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. For public business entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted for financial statements that have not been previously issued. We adopted this standard for the first quarter of 2015 and applied retrospectively. The balance for unamortized debt issuance costs was $13 million and $14 million at June 30, 2015 and December 31, 2014, respectively.
On December 8, 2014, we completed an amendment and restatement of our senior credit facility by increasing the amounts and extending the maturity dates of our revolving credit facility and our Tranche A Term Facility. As of June 30, 2015, the senior credit facility provides us with a total revolving credit facility size of $1,200 million and had a $293 million balance outstanding under the Tranche A Term Facility, both of which will mature on December 8, 2019. Net carrying amount for the balance outstanding under the Tranche A Term Facility including a $2 million debt issuance cost was $291 million. Funds may be borrowed, repaid and re-borrowed under the revolving credit facility without premium or penalty (subject to any customary LIBOR breakage fees). The revolving credit facility is reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. Outstanding letters of credit reduce our availability to borrow revolving loans under the facility. We are required to make quarterly principal payments under the Tranche A Term Facility of $3.75 million through December 31, 2016, $5.625 million beginning March 31, 2017 through December 31, 2017, $7.5 million beginning March 31, 2018 through September 30, 2019 and a final payment of $195 million is due on December 8, 2019. We have excluded the required payments, within the next twelve months, under the Tranche A Term Facility totaling $15 million from current liabilities as of June 30, 2015, because we have the intent and ability to refinance the obligations on a long-term basis by using our revolving credit facility.
At June 30, 2015, of the $1,200 million available under the revolving credit facility, we had unused borrowing capacity of $1,099 million with $67 million in outstanding borrowings and $34million in outstanding letters of credit. As of June 30, 2015, our outstanding debt also included (i) $293 million of term debt which consisted of a $291 million net carrying amount including a $2 million debt issuance cost related to our Tranche A Term Facility which is subject to quarterly principal payments as described above through December 8, 2019, (ii) $225 million of notes which consisted of a $221 million net carrying amount including a $4 million debt issuance cost of 5 3/8 percent senior notes due December 15, 2024, (iii) $500 million of notes which consisted of a $493 million net carrying amount including a $7 million debt issuance cost of 6 7/8 percent senior notes due December 15, 2020, and (iv) $158 million of other debt.
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
Senior Credit Facility — Other Terms and Conditions. Our senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA, as defined in the senior credit facility agreement), and consolidated interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined in the senior credit facility agreement) at the end of each period indicated. Failure to maintain these ratios will result in a default under our senior credit facility. The financial ratios required under the amended and restated senior credit facility (or the predecessor facility, as applicable) and the actual ratios we achieved for the two quarters of 2015, are as follows:

	June 30, 2015		March 31, 2015
	Required	Actual	Required	Actual
Leverage Ratio (maximum)	3.50	1.36	3.50	1.41
Interest Coverage Ratio (minimum)	2.75	12.43	2.75	11.95
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
As of June 30, 2015, we were in compliance with all the financial covenants and operational restrictions of the senior credit facility. Our senior credit facility does not contain any terms that could accelerate payment of the facility or affect pricing under the facility as a result of a credit rating agency downgrade.
Senior Notes. As of June 30, 2015, our outstanding senior notes also included $225 million of 5 3/8 percent senior notes due December 15, 2024 which consisted of $221 million net carrying amount including a $4 million debt issuance cost and $500 million of 6 7/8 percent senior notes due December 15, 2020 which consisted of $493 million net carrying amount including a $7 million debt issuance cost. Under the indentures governing the notes, we are permitted to redeem some or all of the remaining senior notes at specified prices that decline to par over a specified period, (a) on or after December 15, 2019, in the case of the senior notes due 2024, and (b) on or after December 15, 2015, in the case of the senior notes due 2020. In addition, the notes may also be redeemed at a price generally equal to 100 percent of the principal amount thereof plus a premium based on the present values of the remaining payments due to the note holders. Further, the indentures governing the notes also permit us to redeem up to 35 percent of the senior notes due 2024, with the proceeds of certain equity offerings completed on or before December 15, 2017. If we sell certain of our assets or experience specified kinds of changes in control, we must offer to repurchase the notes due 2024 and 2020 at 101 percent of the principal amount thereof plus accrued and unpaid interest.
Our senior notes require that, as a condition precedent to incurring certain types of indebtedness not otherwise permitted, our consolidated fixed charge coverage ratio, as calculated on a pro forma basis, be greater than 2.00. The indentures also contain restrictions on our operations, including limitations on: (i) incurring additional indebtedness or liens; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; (v) asset sales and (vi) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. As of June 30, 2015, we were in compliance with the covenants and restrictions of these indentures.
Accounts Receivable Securitization. We securitize some of our accounts receivable on a limited recourse basis in North America and Europe. As servicer under these accounts receivable securitization programs, we are responsible for performing all accounts receivable administration functions for these securitized financial assets including collections and processing of customer invoice adjustments. In North America, we have an accounts receivable securitization program with three commercial banks comprised of a first priority facility and a second priority facility. We securitize original equipment and aftermarket receivables on a daily basis under the bank program. In March 2015, the North American program was amended and extended to April 30, 2017. The first priority facility provides financing of up to $130 million and the second priority facility, which is subordinated to the first priority facility, provides up to an additional $50 million of financing. Both facilities monetize accounts receivable generated in the U.S. and Canada that meet certain eligibility requirements. The second priority facility also monetizes certain accounts receivable generated in the U.S. or Canada that would otherwise be ineligible under the first priority securitization facility. The amount of outstanding third-party investments in our securitized accounts receivable under the North American program was $50 million at June 30, 2015 and zero at December 31, 2014.
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
We also securitize receivables in our European operations with regional banks in Europe under various separate facilities. The commitments for these arrangements are generally for one year, but some may be canceled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon notification. The amount of outstanding third-party investments in our securitized accounts receivable in Europe was $187 million and $153 million at June 30, 2015 and December 31, 2014, respectively.
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
In our North American accounts receivable securitization programs, we transfer a partial interest in a pool of receivables and the interest that we retain is subordinate to the transferred interest. Accordingly, we account for our North American securitization program as a secured borrowing. In our European programs, we transfer accounts receivables in their entirety to the acquiring entities and satisfy all of the conditions established under ASC Topic 860, “Transfers and Servicing,” to report the transfer of financial assets in their entirety as a sale. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under our European securitization programs approximates the fair value of such receivables. We recognized less than $1 million interest expense in each of the three month periods ended June 30, 2015 and 2014, and $1 million in each of the six month periods ended June 30, 2015 and 2014, relating to our North American securitization program. In addition, we recognized a loss of $1 million in each of the three month periods ended June 30, 2015 and 2014, and $2 million in each of the six month periods ended June 30, 2015 and 2014, on the sale of trade accounts receivable in our European accounts receivable securitization programs, representing the discount from book values at which these receivables were sold to our banks. The discount rate varies based on funding costs incurred by our banks. The discount rate varies based on funding costs incurred by our banks, which averaged approximately two percent during the first half of 2015 and two percent during the first half of 2014, respectively.
Financial Instruments. One of our European subsidiaries receives payment from one of its customers whereby the accounts receivable are satisfied through the early delivery of financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets. The amount of these financial instruments that was collected before their maturity date and sold at a discount totaled at $1 million at both June 30, 2015 and December 31, 2014. No such financial instruments were held by our European subsidiary as of June 30, 2015 or December 31, 2014.
In certain instances, several of our Chinese subsidiaries receive payment from customers through the receipt of financial instruments on the date the customer payments are due. Several of our Chinese subsidiaries also satisfy vendor payments through the delivery of financial instruments on the date the payments are due. Financial instruments issued to satisfy vendor payables and not redeemed totaled $32 million and $24 million at June 30, 2015 and December 31, 2014, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $19 million and $17 million at June 30, 2015 and December 31, 2014, respectively. We classify financial instruments received from our customers as other current assets if issued by a financial institution of our customers or as customer notes and accounts, if issued by our customer. We classified $19 million and $17 million in other current assets at June 30, 2015 and December 31, 2014, respectively. Some of our Chinese subsidiaries that issue their own financial instruments to pay vendors are required to maintain a cash balance if they exceed certain credit limits with the financial institution that guarantees those financial instruments. A restricted cash balance was required at those Chinese subsidiaries at June 30, 2015 for $2 million and was not required December 31, 2014.
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
Supply Chain Financing. Near the end of the second quarter of 2013 certain of our suppliers in the U.S. extended their payment terms to Tenneco. The liquidity benefit to Tenneco from the extended payment terms totaled $12 million at June 30, 2015. These suppliers also began participating in a supply chain financing program under which they securitize their accounts receivables from Tenneco with two financial institutions. The financial institutions participate in the supply chain financing program on an uncommitted basis and can cease purchasing receivables from Tenneco's suppliers at any time. If the financial institutions did not continue to purchase receivables from Tenneco's suppliers under this program, the participating vendors could reduce their payment terms to Tenneco which in turn would cause our borrowings under our revolving credit facility to increase.
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
In managing our foreign currency exposures, we identify and aggregate existing offsetting positions and then hedge residual exposures through third-party derivative contracts. The fair value of our foreign currency forward contracts was less than $1 million at June 30, 2015 and is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. The following table summarizes by major currency the notional amounts for our foreign currency forward purchase and sale contracts as of June 30, 2015. All contracts in the following table mature in 2015.

		June 30, 2015
		Notional Amount in Foreign Currency
		(Millions)
Australian dollars	—Purchase	1
	—Sell	(1)
British pounds	—Purchase	10
	—Sell	(25)
Canadian dollars	—Sell	(6)
European euro	—Purchase	7
	—Sell	(10)
South African rand	—Purchase	112
Japanese yen	—Purchase	228
	—Sell	(604)
U.S. dollars	—Purchase	60
	—Sell	(35)
Other	—Purchase	1
Interest Rate Risk
Our financial instruments that are sensitive to market risk for changes in interest rates are primarily our debt securities. We use our revolving credit facility to finance our short-term and long-term capital requirements. We pay a current market rate of interest on these borrowings. Our long-term capital requirements have been financed with long-term debt with original maturity dates ranging from four to ten years. On June 30, 2015, we had $759 million in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed through December 2020, $225 million is fixed through December 2024, and the remainder is fixed from 2015 through 2025. We also have $361 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” earlier in this Management’s Discussion and Analysis.
We estimate that the fair value of our long-term debt at June 30, 2015 was about 103 percent of its book value. A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $5 million.

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
Tenneco 401(K) Retirement Savings Plan
Effective January 1, 2012, the Tenneco Employee Stock Ownership Plan for Hourly Employees and the Tenneco Employee Stock Ownership Plan for Salaried Employees were merged into one plan called the Tenneco 401(k) Retirement Savings Plan (the “Retirement Savings Plan”). Under the plan, subject to limitations in the Internal Revenue Code, participants may elect to defer up to 75 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We match 100 percent of an employee's contributions up to three percent of the employee's salary and 50 percent of an employee's contributions that are between three percent and five percent of the employee's salary. In connection with freezing the defined benefit pension plans for nearly all U.S. based salaried and non-union hourly employees effective December 31, 2006, and the related replacement of those defined benefit plans with defined contribution plans, we are making additional contributions to the Retirement Savings Plan. We recorded expense for these contributions of approximately $13 million for each of the six month periods ended June 30, 2015 and 2014. Matching contributions vest immediately. Defined benefit replacement contributions fully vest on the employee’s third anniversary of employment.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) Not applicable.
(c) Purchase of equity securities by the issuer and affiliated purchasers. The following table provides information relating to our purchase of shares of our common stock in the second quarter of 2015. These purchases reflect shares withheld upon vesting of restricted stock for minimum tax withholding obligations as well as shares repurchased through our share repurchase program. We intend to continue to satisfy statutory minimum tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares.
In January 2015, our Board of Directors approved a share repurchase program, authorizing our company to repurchase up to $350 million of the Company's outstanding common stock over a three-year period. This repurchase program does not obligate Tenneco to make repurchases at any specific time or situation and is part of our overall capital allocation strategy. We repurchased 748,000 shares through this program in the six month period ended June 30, 2015. Based on our operating performance, current industry production forecasts and the anticipated requirements for capital expenditures and working capital to continue funding growth, we are accelerating our share repurchase program and expect to complete it by the end of 2016.

Period	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares That May Yet be Purchased Under These Plans or Programs (Millions)
April 2015	168,025	$56.79	168,000	$329
May 2015	160,000	$59.61	160,000	320
June 2015	228,000	$60.43	228,000	306
Total	556,025	$59.10	556,000	$306

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, Tenneco Inc. has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TENNECO INC.

By:	/S/ KENNETH R. TRAMMELL
Kenneth R. Trammell
Executive Vice President and Chief Financial Officer
Dated: August 4, 2015

INDEX TO EXHIBITS
TO
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2015

Exhibit Number		Description
10.1	—
Second Amendment to Tenneco Inc. Change in Control Severance Benefit Plan for Key Executives (incorporated by reference to Exhibit 10.1 of registrant's Current Report on form 8-K dated April 28, 2015, File No. 1-12387).

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