Form 10-Q
period 2015-09-30
TENNECO INC
filed 2015-11-04
CIK 1024725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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
Common Stock, par value $0.01 per share: 57,808,791 shares outstanding as of October 30, 2015.

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
FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS (UNAUDITED)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Tenneco Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Tenneco Inc. and its subsidiaries as of September 30, 2015, and the related condensed consolidated statements of income, comprehensive income, and cash flows for the three and nine month periods ended September 30, 2015 and 2014 and changes in shareholders' equity for the nine months ended September 30, 2015 and 2014. These interim financial statements are the responsibility of the Company’s management.
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
November 4, 2015

The “Report of Independent Registered Public Accounting Firm” included above is not a “report” or “part of a Registration Statement” prepared or certified by an independent accountant within the meaning of Sections 7 and 11 of the Securities Act of 1933, and the accountants’ Section 11 liability does not extend to such report.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
	(Millions Except Share and Per Share Amounts)
Revenues
Net sales and operating revenues	$2,025	$2,081	$6,178	$6,416

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	1,707	1,735	5,157	5,340
Engineering, research, and development	35	42	114	126
Selling, general, and administrative	113	108	359	379
Depreciation and amortization of other intangibles	53	52	154	155
	1,908	1,937	5,784	6,000
Other expense
Loss on sale of receivables	(1)	(1)	(3)	(3)
Other	—	(3)	—	(4)
	(1)	(4)	(3)	(7)
Earnings before interest expense, income taxes, and noncontrolling interests	116	140	391	409
Interest expense	16	20	49	58
Earnings before income taxes and noncontrolling interests	100	120	342	351
Income tax expense	34	31	122	117
Net income	66	89	220	234
Less: Net income attributable to noncontrolling interests	14	11	41	29
Net income attributable to Tenneco Inc.	$52	$78	$179	$205
Earnings per share
Weighted average shares of common stock outstanding —
Basic	59,587,628	60,762,667	60,428,806	60,671,410
Diluted	60,020,995	61,713,851	60,946,772	61,635,062
Basic earnings per share of common stock	$0.89	$1.29	2.97	3.39
Diluted earnings per share of common stock	$0.88	$1.27	2.94	3.33
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of income.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30, 2015
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	(Millions)
Net Income		$52		$14		$66
Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance July 1	$(216)		$3		$(213)
Translation of foreign currency statements	(45)	(45)	(2)	(2)	(47)	(47)
Balance September 30	(261)		1		(260)
Additional Liability for Pension and Postretirement Benefits
Balance July 1	(374)		—		(374)
Additional Liability for Pension and Postretirement Benefits, net of tax	4	4	—	—	4	4
Balance September 30	(370)		—		(370)
Balance September 30	$(631)		$1		$(630)
Other Comprehensive Loss		(41)		(2)		(43)
Comprehensive Income		$11		$12		$23
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

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Nine Months Ended September 30, 2015
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	(Millions)
Net Income		$179		$41		$220
Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$(166)		$3		$(163)
Translation of foreign currency statements	(95)	(95)	(2)	(2)	(97)	(97)
Balance September 30	(261)		1		(260)
Additional Liability for Pension and Postretirement Benefits
Balance January 1	(379)		—		(379)
Additional Liability for Pension and Postretirement Benefits, net of tax	9	9	—	—	9	9
Balance September 30	(370)		—		(370)
Balance September 30	$(631)		$1		$(630)
Other Comprehensive Loss		(86)		(2)		(88)
Comprehensive Income		$93		$39		$132
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of comprehensive income.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Nine Months Ended September 30, 2014
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	(Millions)
Net Income		$205		$29		$234
Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$(61)		$5		$(56)
Translation of foreign currency statements	(60)	(60)	(1)	(1)	(61)	(61)
Balance September 30	(121)		4		(117)
Additional Liability for Pension and Postretirement Benefits
Balance January 1	(299)		—		(299)
Additional Liability for Pension and Postretirement Benefits, net of tax	8	8	—	—	8	8
Balance September 30	(291)		—		(291)
Balance September 30	$(412)		$4		$(408)
Other Comprehensive Loss		(52)		(1)		(53)
Comprehensive Income		$153		$28		$181
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of comprehensive income.

TENNECO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2015	December 31, 2014
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$220	$282
Restricted cash	2	3
Receivables —
Customer notes and accounts, net	1,259	1,064
Other	22	24
Inventories —
Finished goods	264	272
Work in process	253	221
Raw materials	146	137
Materials and supplies	57	58
Deferred income taxes	72	81
Prepayments and other	276	284
Total current assets	2,571	2,426
Other assets:
Long-term receivables, net	14	12
Goodwill	62	65
Intangibles, net	23	26
Deferred income taxes	157	143
Other	97	106
	353	352
Plant, property, and equipment, at cost	3,439	3,490
Less — Accumulated depreciation and amortization	(2,206)	(2,272)
	1,233	1,218
Total Assets	$4,157	$3,996
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)	$95	$60
Trade payables	1,364	1,372
Accrued taxes	32	40
Accrued interest	16	3
Accrued liabilities	272	258
Other	71	66
Total current liabilities	1,850	1,799
Long-term debt	1,246	1,055
Deferred income taxes	16	18
Postretirement benefits	314	339
Deferred credits and other liabilities	212	212
Commitments and contingencies
Total liabilities	3,638	3,423
Redeemable noncontrolling interests	36	35
Tenneco Inc. Shareholders’ equity:
Common stock	1	1
Premium on common stock and other capital surplus	3,074	3,059
Accumulated other comprehensive loss	(631)	(545)
Retained earnings (accumulated deficit)	(1,516)	(1,695)
	928	820
Less — Shares held as treasury stock, at cost	481	323
Total Tenneco Inc. shareholders’ equity	447	497
Noncontrolling interests	36	41
Total equity	483	538
Total liabilities, redeemable noncontrolling interests and equity	$4,157	$3,996
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
	(Millions)

Net income	$66	$89	$220	$234
Adjustments to reconcile net income to cash provided by operating activities —
Depreciation and amortization of other intangibles	53	52	154	155
Deferred income taxes	12	(12)	(1)	(13)
Stock-based compensation	4	3	13	11
Loss on sale of assets	1	3	2	5
Changes in components of working capital —
(Increase) decrease in receivables	(17)	67	(237)	(236)
(Increase) decrease in inventories	(19)	(21)	(65)	(125)
(Increase) decrease in prepayments and other current assets	(1)	(5)	(4)	(57)
Increase (decrease) in payables	7	(44)	70	116
Increase (decrease) in accrued taxes	(29)	6	(7)	6
Increase (decrease) in accrued interest	12	5	13	5
Increase (decrease) in other current liabilities	13	(10)	31	14
Changes in long-term assets	—	2	1	3
Changes in long-term liabilities	2	(17)	—	(27)
Other	2	(3)	(2)	(2)
Net cash provided by operating activities	106	115	188	89
Investing Activities
Proceeds from the sale of assets	1	1	3	1
Cash payments for plant, property, and equipment	(71)	(95)	(221)	(262)
Cash payments for software related intangible assets	(5)	(3)	(13)	(12)
Changes in restricted cash	—	—	1	—
Net cash used by investing activities	(75)	(97)	(230)	(273)
Financing Activities
Issuance (repurchase) of common shares	—	—	5	(1)
Tax impact from stock-based compensation	(5)	1	1	18
Retirement of long-term debt	(4)	(6)	(25)	(16)
Issuance of long-term debt	1	—	1	45
Debt issuance cost of long-term debt	—	—	(1)	—
Purchase of common stock under the share repurchase program	(114)	—	(158)	—
Net decrease in bank overdrafts	(10)	(4)	(21)	(5)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivable	138	(20)	223	147
Net increase (decrease) in short-term borrowings secured by accounts receivable	(20)	30	30	20
Capital contribution from noncontrolling interest partner	—	—	—	5
Distributions to noncontrolling interest partners	(22)	—	(44)	(23)
Net cash provided (used) by financing activities	(36)	1	11	190
Effect of foreign exchange rate changes on cash and cash equivalents	(25)	(4)	(31)	(6)
Increase (decrease) in cash and cash equivalents	(30)	15	(62)	—
Cash and cash equivalents, July 1 and January 1, respectively	250	260	282	275
Cash and cash equivalents, September 30 (Note)	$220	$275	$220	$275
Supplemental Cash Flow Information
Cash paid during the period for interest	$5	$15	$38	$53
Cash paid during the period for income taxes (net of refunds)	44	24	79	98
Non-cash Investing and Financing Activities
Period end balance of trade payables for plant, property, and equipment	$37	$39	$37	$39

Note: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of cash flows.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Nine Months Ended September 30,
	2015		2014
	Shares	Amount	Shares	Amount
	(Millions Except Share Amounts)
Tenneco Inc. Shareholders:
Common Stock
Balance January 1	64,454,248	$1	63,714,728	$1
Issued pursuant to benefit plans	—	—	75,528	—
Stock options exercised	239,490	—	70,186	—
Balance September 30	64,693,738	1	63,860,442	1
Premium on Common Stock and Other Capital Surplus
Balance January 1		3,059		3,014
Premium on common stock issued pursuant to benefit plans		15		27
Balance September 30		3,074		3,041
Accumulated Other Comprehensive Loss
Balance January 1		(545)		(360)
Other comprehensive income (loss)		(86)		(52)
Balance September 30		(631)		(412)
Retained Earnings (Accumulated Deficit)
Balance January 1		(1,695)		(1,921)
Net income attributable to Tenneco Inc.		179		205
Balance September 30		(1,516)		(1,716)
Less — Common Stock Held as Treasury Stock, at Cost
Balance January 1	3,244,692	323	2,844,692	301
Purchase of common stock through stock repurchase program	3,104,763	158	—	—
Balance September 30	6,349,455	481	2,844,692	301
Total Tenneco Inc. shareholders’ equity		$447		$613
Noncontrolling Interests:
Balance January 1		$41		$39
Net income		16		14
Other comprehensive income (loss)		(1)		(1)
Dividends declared		(20)		(17)
Balance September 30		$36		$35
Total equity		$483		$648
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
Prepayments and Other
Prepayments and other included $138 million and $98 million at September 30, 2015 and December 31, 2014, respectively, for in-process tools and dies that we are building for our original equipment customers.
Trade Payables
Trade payables included $106 million and $91 million at September 30, 2015 and December 31, 2014 , respectively, for accrued compensation and $18 million and $39 million at September 30, 2015 and December 31, 2014, respectively, for bank overdrafts at our European subsidiaries.

(2)	Financial Instruments
The net carrying and estimated fair values of our financial instruments by class at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015		December 31, 2014
	Net Carrying Amount	Fair Value	Net Carrying Amount	Fair Value
(Millions)
Long-term debt (including current maturities)	$1,247	$1,278	$1,057	$1,106
Instruments with off-balance sheet risk:
Foreign exchange forward contracts:
Asset derivative contracts	—	—	—	—
Asset and Liability Instruments — The fair value of cash and cash equivalents, short and long-term receivables, accounts payable, and short-term debt was considered to be the same as or was not determined to be materially different from the carrying amount.
Long-term Debt — The fair value of our public fixed rate senior notes is based on quoted market prices (level 1). The fair value of our private borrowings under our senior credit facility and other long-term debt instruments is based on the market value of debt with similar maturities, interest rates and risk characteristics (level 2). The fair value of our level 1 debt, as classified in the fair value hierarchy, was $744 million and $759 million at September 30, 2015 and December 31, 2014, respectively. We have classified $503 million and $301 million as level 2 in the fair value hierarchy at September 30, 2015 and December 31, 2014, respectively, since we use valuation inputs that are observable both directly and indirectly. We classified the remaining $31 million and $46 million, consisting of foreign subsidiary debt, as level 3 in the fair value hierarchy at September 30, 2015 and December 31, 2014, respectively.

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
Foreign Exchange Forward Contracts — We use derivative financial instruments, principally foreign currency forward purchase and sales contracts with terms of less than one year, to hedge our exposure to changes in foreign currency exchange rates. Our primary exposure to changes in foreign currency rates results from intercompany loans made between affiliates to minimize the need for borrowings from third parties. Additionally, we enter into foreign currency forward purchase and sale contracts to mitigate our exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables. We manage counter-party credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements. We do not enter into derivative financial instruments for speculative purposes. The fair value of our foreign currency forward contracts is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. We record the change in fair value of these foreign exchange forward contracts as part of currency gains (losses) within cost of sales in the condensed consolidated statements of income. The fair value of foreign exchange forward contracts are recorded in prepayments and other current assets or other current liabilities in the condensed consolidated balance sheet. The fair value of our foreign exchange forward contracts was a net liability position of less than $1 million at both September 30, 2015 and December 31, 2014.
The following table summarizes by major currency the notional amounts for foreign currency forward purchase and sale contracts as of September 30, 2015 (all of which mature in 2015):

		Notional Amount in Foreign Currency
		(Millions)
Australian dollars	—Purchase	1
British pounds	—Purchase	6
Canadian dollars	—Sell	(4)
European euro	—Sell	(12)
South African rand	—Purchase	99
Japanese yen	—Purchase	456
	—Sell	(967)
Polish zloty	—Sell	(3)
U.S. dollars	—Purchase	24
	—Sell	(18)
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
We have two performance guarantee agreements in the U.K. between Tenneco Management Europe Limited (“TMEL”) and the two Walker Group Retirement Plans, the Walker Group Employee Benefit Plan and the Walker Group Executive Retirement Benefit Plan (the “Walker Plans”), whereby TMEL will guarantee the payment of all current and future pension contributions in the event of a payment default by the sponsoring or participating employers of the Walker Plans. The Walker Plans are comprised of employees from Tenneco Walker (U.K.) Limited and our Futaba-Tenneco U.K. joint venture. Employer contributions are funded by both Tenneco Walker (U.K.) Limited, as the sponsoring employer and Futaba-Tenneco U.K., as a participating employer. The performance guarantee agreements are expected to remain in effect until all pension obligations for the Walker Plans’ sponsoring and participating employers have been satisfied. The maximum amount payable for these pension performance guarantees that is not attributable to Tenneco is approximately $9 million as of September 30, 2015 which is determined by taking 105 percent of the liability of the Walker Plans calculated under section 179 of the U.K. Pension Act of

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

2004 offset by plan assets multiplied by the ownership percent attributable to Futaba-Tenneco U.K. We did not record an additional liability for this performance guarantee since Tenneco Walker (U.K.) Limited, as the sponsoring employer of the Walker Plans, already recognizes 100 percent of the pension obligation calculated based on U.S. GAAP, for all of the Walker Plans’ participating employers on its balance sheet, which was $14 million and $17 million at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015, all pension contributions under the Walker Plans were current for all of the Walker Plans’ sponsoring and participating employers.
In June 2011, we entered into an indemnity agreement between TMEL and Futaba Industrial Co. Ltd. which requires Futaba to indemnify TMEL for any cost, loss or liability which TMEL may incur under the performance guarantee agreements relating to the Futaba-Tenneco U.K. joint venture. The maximum amount reimbursable by Futaba to TMEL under this indemnity agreement is equal to the amount incurred by TMEL under the performance guarantee agreements multiplied by Futaba’s shareholder ownership percentage of the Futaba-Tenneco U.K. joint venture. At September 30, 2015, the maximum amount reimbursable by Futaba to TMEL is approximately $9 million.
We have issued letters of credit in connection with some obligations of our affiliates. As of September 30, 2015, we have issued $41 million in letters of credit to support some of our subsidiaries’ insurance arrangements, foreign employee benefit programs, environmental remediation activities and cash management and capital requirements.
Financial Instruments — One of our European subsidiaries receives payment from one of its customers whereby the accounts receivable are satisfied through the early delivery of financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets. No such financial instruments were held by our European subsidiary as of September 30, 2015 or December 31, 2014.
In certain instances, several of our Chinese subsidiaries receive payments from customers through the receipt of financial instruments on the date the customer payments are due. Several of our Chinese subsidiaries also satisfy vendor payments through the delivery of financial instruments on the date the payments are due. Financial instruments issued to satisfy vendor payables and not redeemed totaled $20 million and $24 million at September 30, 2015 and December 31, 2014, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $15 million and $17 million at September 30, 2015 and December 31, 2014, respectively. We classify financial instruments received from our customers as other current assets if issued by a financial institution of our customers or as customer notes and accounts, net if issued by our customer. We classified $15 million and $17 million in other current assets at September 30, 2015 and December 31, 2014, respectively.
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
Supply Chain Financing — Certain of our suppliers in the U.S. participate in a supply chain financing program under which they securitize their accounts receivables from Tenneco. Financial institutions participate in the supply chain financing program on an uncommitted basis and can cease purchasing receivables from Tenneco's suppliers at any time. If the financial institutions did not continue to purchase receivables from Tenneco's suppliers under this program, the participating vendors may have a need to renegotiate their payment terms with Tenneco which in turn would cause our borrowings under our revolving credit facility to increase. The liquidity benefit to Tenneco from the extended payment terms totaled $20 million at September 30, 2015.
Restricted Cash - Some of our Chinese subsidiaries that issue their own financial instruments to pay vendors are required to maintain a cash balance if they exceed credit limits with the financial institution that guarantees the financial instruments. A restricted cash balance was required at those Chinese subsidiaries at September 30, 2015 for $2 million and was not required at December 31, 2014.

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
In April 2015, the FASB issued Accounting Standard Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

liability. For public business entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted for financial statements that have not been previously issued. We adopted this standard for the first quarter of 2015 and applied retrospectively. The balance for unamortized debt issuance costs was $12 million and $14 million at September 30, 2015 and December 31, 2014, respectively.
On December 8, 2014, we completed an amendment and restatement of our senior credit facility by increasing the amount and extending the maturity dates of our revolving credit facility and our Tranche A Term Facility. As of September 30, 2015, the senior credit facility provides us with a total revolving credit facility size of $1,200 million and had a $289 million balance outstanding under the Tranche A Term Facility, both of which will mature on December 8, 2019. Net carrying amount for the balance outstanding under the Tranche A Term Facility including a $2 million debt issuance cost was $287 million as of September 30, 2015. Funds may be borrowed, repaid and re-borrowed under the revolving credit facility without premium or penalty (subject to any customary LIBOR breakage fees). The revolving credit facility is reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. Outstanding letters of credit reduce our availability to borrow revolving loans under the facility. We are required to make quarterly principal payments under the Tranche A Term Facility of $3.75 million through December 31, 2016, $5.625 million beginning March 31, 2017 through December 31, 2017, $7.5 million beginning March 31, 2018 through September 30, 2019 and a final payment of $195 million is due on December 8, 2019. We have excluded the required payments, within the next twelve months, under the Tranche A Term Facility totaling $15 million from current liabilities as of September 30, 2015, because we have the intent and ability to refinance the obligations on a long-term basis by using our revolving credit facility.
The financial ratios required under the amended and restated senior credit facility, and the actual ratios we achieved for the three quarters of 2015, are as follows:

	Quarter Ended
	September 30, 2015		June 30, 2015		March 31, 2015
	Required	Actual	Required	Actual	Required	Actual
Leverage Ratio (maximum)	3.50	1.51	3.50	1.36	3.50	1.41
Interest Coverage Ratio (minimum)	2.75	13.07	2.75	12.43	2.75	11.95
The senior credit facility includes a maximum leverage ratio covenant of 3.50 and a minimum interest coverage ratio of 2.75, in each case through December 8, 2019.
At September 30, 2015, of the $1,200 million available under the revolving credit facility, we had unused borrowing capacity of $979 million with $214 million in outstanding borrowings and $7 million in outstanding letters of credit. As of September 30, 2015, our outstanding debt also included (i) $289 million of a term loan which consisted of a $287 million net carrying amount including a $2 million debt issuance cost related to our Tranche A Term Facility which is subject to quarterly principal payments as described above through December 8, 2019, (ii) $225 million of notes which consisted of a $221 million net carrying amount including a $4 million debt issuance cost of 5 3/8 percent senior notes due December 15, 2024, (iii) $500 million of notes which consisted of a $494 million net carrying amount including a $6 million debt issuance cost of 6 7/8 percent senior notes due December 15, 2020, and (iv) $125 million of other debt.

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
We reported income tax expense of $34 million and $31 million in the three month periods ended September 30, 2015 and 2014, respectively. The tax expense recorded in the third quarter of 2015 included a net tax benefit of $12 million primarily relating to tax adjustments to prior year U.S research and development tax credits. The tax expense recorded in the third quarter of 2014 included a net tax benefit of $10 million for tax adjustments to prior year income tax estimates.
We reported income tax expense of $122 million and $117 million in the nine month periods ended September 30, 2015 and 2014, respectively. The tax expense recorded in the first nine months of 2015 included a net tax benefit of $9 million primarily relating to prior year U.S. research and development tax credits, prior year intercompany transactions and tax

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

adjustments to prior year income tax estimates. The tax expense recorded in the first nine months of 2014 included a net tax benefit of $9 million for tax adjustments to prior year income tax estimates.
We believe it is reasonably possible that up to $6 million in unrecognized tax benefits related to the expiration of foreign statute of limitations and the conclusion of income tax examinations may be recognized within the next twelve months.

(5)	Accounts Receivable Securitization
We securitize some of our accounts receivable on a limited recourse basis in North America and Europe. As servicer under these accounts receivable securitization programs, we are responsible for performing all accounts receivable administration functions for these securitized financial assets including collections and processing of customer invoice adjustments. In North America, we have an accounts receivable securitization program with three commercial banks comprised of a first priority facility and a second priority facility. We securitize original equipment and aftermarket receivables on a daily basis under the bank program. In March 2015, the North American program was amended and extended to April 30, 2017. The first priority facility provides financing of up to $130 million and the second priority facility, which is subordinated to the first priority facility, provides up to an additional $50 million of financing. Both facilities monetize accounts receivable generated in the U.S. and Canada that meet certain eligibility requirements, and the second priority facility also monetizes certain accounts receivable generated in the U.S. and Canada that would otherwise be ineligible under the first priority securitization facility. The amount of outstanding third-party investments in our securitized accounts receivable under the North American program was $30 million at September 30, 2015 and zero at December 31, 2014.
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
We also securitize receivables in our European operations with regional banks in Europe. The arrangements to securitize receivables in Europe are provided under six separate facilities provided by various financial institutions in each of the foreign jurisdictions. The commitments for these arrangements are generally for one year, but some may be canceled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon notification. The amount of outstanding third-party investments in our securitized accounts receivable in Europe was $192 million and $153 million at September 30, 2015 and December 31, 2014, respectively.
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
In our North American accounts receivable securitization programs, we transfer a partial interest in a pool of receivables and the interest that we retain is subordinate to the transferred interest. Accordingly, we account for our North American securitization program as a secured borrowing. In our European programs, we transfer accounts receivables in their entirety to the acquiring entities and satisfy all of the conditions established under ASC Topic 860, “Transfers and Servicing,” to report the transfer of financial assets in their entirety as a sale. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under our European securitization programs approximates the fair value of such receivables. We recognized $1 million interest expense in each of the three month periods ended September 30, 2015 and 2014, and $2 million in each of the nine month periods ended September 30, 2015 and 2014, relating to our North American securitization program. In addition, we recognized a loss of $1 million in each of the three month periods ended September 30, 2015 and 2014, and $3 million in each of the nine month periods ended September 30, 2015 and 2014, on the sale of trade accounts receivable in our European accounts receivable securitization programs, representing the discount from book values at which these receivables were sold to our banks. The discount rate varies based on funding costs incurred by our banks, which averaged approximately two percent during the first nine months of both 2015 and 2014.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

(6)	Restructuring and Other Charges
Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. For the full year 2014, we incurred $49 million in restructuring and related costs including non-cash charges of $5 million, primarily related to European cost reduction efforts, headcount reductions in Australia and South America, the sale of a closed facility in Cozad, Nebraska and costs related to organizational changes, of which $28 million was recorded in cost of sales, $9 million in SG&A, $7 million in engineering expense, $4 million in other expense and $1 million in depreciation and amortization expense. In the third quarter of 2015, we incurred $35 million in restructuring and related costs including asset write-downs of $9 million, primarily related to European cost reduction efforts, exiting the Marzocchi suspension business, and headcount reductions in Australia and South America, of which $27 million was recorded in cost of sales, $3 million in SG&A, $1 million in engineering expense and $4 million in depreciation and amortization expense. In the third quarter of 2014, we incurred $8 million in restructuring and related costs including non-cash charges of $2 million, primarily related to European cost reduction efforts, headcount reductions in Australia and the sale of a closed facility in Cozad, Nebraska, of which $5 million was recorded in cost of sales and $3 million in other expense. In the first nine months of 2015, we incurred $47 million in restructuring and related costs including asset write-downs of $9 million, primarily related to European cost reduction efforts, exiting the Marzocchi suspension business, headcount reductions in Australia and South America, and the closure of a JIT plant in Australia, of which $37 million was recorded in cost of sales, $5 million in SG&A, $1 million in engineering expense and $4 million in depreciation and amortization expense. In the first nine months of 2014, we incurred $28 million in restructuring and related costs including non-cash charges of $3 million, primarily related to European cost reduction efforts, headcount reductions in Australia and South America and the sale of a closed facility in Cozad, Nebraska, of which $20 million was recorded in cost of sales, $3 million in SG&A, $1 million in engineering expense and $4 million in other expense.
Amounts related to activities that are part of our restructuring reserves are as follows:

	December 31, 2014 Restructuring Reserve	2015 Expenses	2015 Cash Payments	Impact of Exchange Rates	September 30, 2015 Restructuring Reserve
	(Millions)
Employee Severance, Termination Benefits and Other Related Costs	$40	38	(30)	(3)	$45
On January 31, 2013, we announced our intent to reduce structural costs in Europe by approximately $60 million annually. We still expect to reach our target annual savings rate in 2016, however the recent dramatic changes in exchange rates will likely have an impact on the actual savings achieved when translated from Euros into U.S. dollars. In the third quarter of 2015, we incurred $35 million in restructuring and related costs, of which $5 million was related to this initiative. In the first nine months of 2015, we incurred $47 million in restructuring and related costs, of which $12 million was related to this initiative. While we are nearing the completion of this initiative, we expect to incur additional restructuring and related costs in 2015 and 2016 due to certain ongoing matters. For example, we closed a plant in Gijon Spain in 2013, but subsequently re-opened it in July 2014 with about half of its prior workforce after the employees' works council successfully filed suit challenging the closure decision. Pursuant to an agreement we entered into with employee representatives, we are currently engaged in a sales process for the facility and intend to continue operating it until a complete transfer of ownership takes place in 2016.
On July 22, 2015, we announced our intention to discontinue our Marzocchi motor bike fork suspension business and our mountain bike business, and liquidate our Marzocchi operations. These actions are subject to a consultation process with the employee representatives and in total would eliminate approximately 138 jobs. We employed 127 people at the Marzocchi plant in Bologna, Italy and an additional 11 people in our operations in North America and Taiwan. We intend to assist our motor bike customers with the transition of current production to an alternative supplier and expect to complete the closure by the end of 2015. On October 19, 2015, we entered into an agreement to sell our mountain bike business to Fox Factory, Inc. This intended action is a part of our ongoing efforts to optimize our Ride Performance business globally while continuously improving our operations and increasing profitability. We recorded charges of $25 million in the third quarter of 2015 related to severance and other employee related costs, asset write-downs and other expenses related to the closure.
Under the terms of our amended and restated senior credit agreement that took effect on December 8, 2014, we are allowed to exclude up to $150 million in the aggregate of all costs, expenses, fees, fines, penalties, judgments, legal settlements and other amounts associated with any restructuring, litigation, claim, proceeding or investigation related to or undertaken by us or any of our subsidiaries, together with any related provision for taxes, incurred after December 8, 2014 in the calculation of the financial covenant ratios required under our senior credit facility. As of September 30, 2015, we had excluded $38

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

million of allowable charges relating to restructuring initiatives against the $150 million available under the terms of the senior credit facility.

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
Environmental Matters
We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense costs related to an existing condition caused by past operations that do not contribute to current or future revenue generation. As of September 30, 2015, we have the obligation to remediate or contribute towards the remediation of certain sites, including one Federal Superfund site. At September 30, 2015, our aggregated estimated share of environmental remediation costs for all these sites on a discounted basis was approximately $15 million, of which $3 million is recorded in other current liabilities and $12 million is recorded in deferred credits and other liabilities in our condensed consolidated balance sheet. For those locations where the liability was discounted, the weighted average discount rate used was 1.9 percent. The undiscounted value of the estimated remediation costs was $18 million. Our expected payments of environmental remediation costs are estimated to be approximately $1 million in 2015, $2 million in 2016, $1 million each year beginning 2017 through 2019 and $12 million in aggregate thereafter.
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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

Below is a table that shows the activity in the warranty accrual accounts:

	Nine Months Ended September 30,
	2015	2014
	(Millions)
Beginning Balance January 1,	$26	$24
Accruals related to product warranties	11	18
Reductions for payments made	(13)	(16)
Ending Balance September 30,	$24	$26

(8)	Earnings Per Share
Earnings per share of common stock outstanding were computed as follows:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
	(Millions Except Share and Per Share Amounts)
Basic earnings per share —
Net income attributable to Tenneco Inc.	$52	$78	$179	$205
Weighted Average shares of common stock outstanding	59,587,628	60,762,667	60,428,806	60,671,410
Earnings per share of common stock	$0.89	$1.29	$2.97	$3.39
Diluted earnings per share —
Net income attributable to Tenneco Inc.	$52	$78	$179	$205
Weighted Average shares of common stock outstanding	59,587,628	60,762,667	60,428,806	60,671,410
Effect of dilutive securities:
Restricted stock	76,203	122,865	91,615	135,170
Stock options	357,164	828,319	426,351	828,482
Weighted Average shares of common stock outstanding including dilutive securities	60,020,995	61,713,851	60,946,772	61,635,062
Earnings per share of common stock	$0.88	$1.27	$2.94	$3.33

Options to purchase 175,343 and 834 shares of common stock were outstanding as of September 30, 2015 and 2014, respectively, but not included in the computation of diluted earnings per share respectively, because the options were anti-dilutive.

(9)	Common Stock
Equity Plans — We have granted a variety of awards, including common stock, restricted stock, restricted stock units, performance units, stock appreciation rights (“SARs”), and stock options to our directors, officers, and employees.
Accounting Methods — We recorded compensation expense (net of taxes) of $1 million in each of the three month periods ended September 30, 2015 and 2014, respectively and $2 million and $3 million in compensation expense for each of the nine month periods ended September 30, 2015 and 2014, respectively, related to nonqualified stock options as part of our selling, general and administrative expense. This resulted in a decrease of $0.01 in both basic and diluted earnings per share for each of the three month periods ended September 30, 2015 and 2014 and a decrease of $0.03 and $0.05 in both basic and diluted earnings per share for the nine month period ended September 30, 2015 and 2014.
For employees eligible to retire at the grant date, we immediately expense stock options and restricted stock. If employees become eligible to retire during the vesting period, we immediately recognize any remaining expense associated with their stock options and restricted stock.
As of September 30, 2015, there was approximately $3 million of unrecognized compensation costs related to our stock option awards that we expect to recognize over a weighted average period of 0.4 years.
Compensation expense for restricted stock, restricted stock units, long-term performance units and SARs (net of taxes) was less than $1 million for the three month periods ended September 30, 2015 and 2014 and $10 million for each of the nine

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

month periods ended September 30, 2015 and 2014, and was recorded in selling, general, and administrative expense in our condensed consolidated statements of income.
Cash received from stock option exercises for the nine months ended September 30, 2015 and 2014 was $4 million and $1 million, respectively.
Stock options exercised in the first nine months of 2015 and 2014 generated a tax benefit of $6 million and $4 million, respectively. We started to record this tax benefit in the third quarter of 2013 when we began utilizing our federal and state NOLs.
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

	Nine Months Ended September 30,
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
Stock Options — The following table reflects the status and activity for all options to purchase common stock for the period indicated:

	Nine Months Ended September 30, 2015
	Shares Under Option	Weighted Avg. Exercise Prices	Weighted Avg. Remaining Life in Years	Aggregate Intrinsic Value
				(Millions)
Outstanding Stock Options
Outstanding, January 1, 2015	1,454,003	$31.16	4.4	$33
Canceled	(20,427)	23.75
Exercised	(96,997)	20.78		3
Outstanding, March 31, 2015	1,336,579	$32.03	4.3	$31
Forfeited	(7,531)	47.36
Exercised	(141,644)	14.68		6
Outstanding, June 30, 2015	1,187,404	$34.00	4.2	$30
Exercised	(749)	19.48
Outstanding, September 30, 2015	1,186,655	$33.99	3.9	$19
The weighted average grant-date fair value of options granted during the nine months ended September 30, 2014 was $26.48. There were no stock options granted in 2015. The total fair value of shares vested was $4 million and $6 million for the periods ended September 30, 2015 and 2014, respectively.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

Restricted Stock — The following table reflects the status for all nonvested restricted shares for the period indicated:

	Nine Months Ended September 30, 2015
	Shares	Weighted Avg. Grant Date Fair Value
Nonvested Restricted Shares
Nonvested balance at January 1, 2015	286,051	$42.35
Granted	350,101	53.40
Vested	(150,171)	37.86
Nonvested balance at March 31, 2015	485,981	$51.70
Granted	17,164	56.06
Vested	(13,008)	46.37
Forfeited	(11,034)	48.85
Nonvested balance at June 30, 2015	479,103	$52.07
Granted	7,824	57.98
Vested	(14,948)	49.98
Nonvested balance at September 30, 2015	471,979	$52.15
The fair value of restricted stock grants is usually equal to the average of the high and low trading price of our stock on the date of grant. As of September 30, 2015, approximately $15 million of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of approximately 2.5 years. The total fair value of restricted shares vested was $6 million and $8 million at September 30, 2015 and 2014, respectively.
In January 2015, our Board of Directors approved a share repurchase program, authorizing our company to repurchase up to $350 million of our outstanding common stock over a three-year period. This repurchase program does not obligate Tenneco to make repurchases at any specific time or situation and is part of our overall capital allocation strategy. We repurchased 3,104,763 shares for $158 million through this program in the nine months ended September 30, 2015.
In October 2015, our Board of Directors expanded our company's share repurchase plan, authorizing the repurchase of an additional $200 million of our company's outstanding common stock. This authorization is in addition to the $350 million share repurchase program our company announced in January, 2015.
Repurchased shares held as part of our treasury stock were 6,349,455 and 3,244,692 shares at September 30, 2015 and December 31, 2014, respectively.
Long-Term Performance Units, Restricted Stock Units and SARs — Long-term performance units, restricted stock units and SARs are paid in cash and recognized as a liability based upon their fair value. As of September 30, 2015, $18 million of total unrecognized compensation costs is expected to be recognized over a weighted-average period of approximately 1.9 years.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

(10)	Pension Plans, Postretirement and Other Employee Benefits
Net periodic pension costs and postretirement benefit costs consist of the following components:

	Three Months Ended September 30,
	Pension				Postretirement
	2015		2014		2015	2014
	US	Foreign	US	Foreign	US	US
	(Millions)
Service cost — benefits earned during the period	$—	$3	$1	$2	$—	$—
Interest cost	4	2	5	5	—	1
Expected return on plan assets	(5)	(6)	(6)	(7)	—	—
Net amortization:
Actuarial loss	1	3	1	3	2	1
Prior service cost	—	1	—	—	(1)	(2)
Net pension and postretirement costs	$—	$3	$1	$3	$1	$—

	Nine Months Ended September 30,
	Pension				Postretirement
	2015		2014		2015	2014
	US	Foreign	US	Foreign	US	US
	(Millions)
Service cost — benefits earned during the period	$1	$7	$1	$6	$—	$—
Interest cost	13	11	15	14	4	4
Expected return on plan assets	(17)	(16)	(18)	(19)	—	—
Net amortization:
Actuarial loss	5	6	5	7	4	2
Prior service cost (credit)	—	1	—	1	(3)	(5)
Net pension and postretirement costs	$2	$9	$3	$9	$5	$1

For the nine months ended September 30, 2015, we made pension contributions of $1 million and $11 million for our domestic and foreign pension plans, respectively. Based on current actuarial estimates, we believe we will be required to contribute approximately $14 million for the remainder of 2015. Pension contributions beyond 2015 will be required, but those amounts will vary based upon many factors including, for example, the performance of our pension fund investments during 2015.
We made postretirement contributions of approximately $7 million during the first nine months of 2015. Based on current actuarial estimates, we believe we will be required to contribute approximately $2 million for the remainder of 2015.
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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

Amounts recognized for pension and postretirement benefits in other comprehensive income for the three and nine months periods ended September 30, 2015 and 2014 include the following components:

	Three Months Ended September 30,
	2015			2014
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before- Tax Amount	Tax Benefit	Net-of-Tax Amount
	(Millions)
Defined benefit pension and postretirement plans:
Amortization of prior service cost included in net periodic pension and postretirement cost	$—	$—	$—	$(2)	$—	$(2)
Amortization of actuarial loss included in net periodic pension and postretirement cost	6	(2)	4	5	(1)	4
Other comprehensive income – pension benefits	$6	$(2)	$4	$3	$(1)	$2

	Nine Months Ended September 30,
	2015			2014
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before- Tax Amount	Tax Benefit	Net-of-Tax Amount
	(Millions)
Defined benefit pension and postretirement plans:
Amortization of prior service cost included in net periodic pension and postretirement cost	$(2)	$—	$(2)	$(4)	$—	$(4)
Amortization of actuarial loss included in net periodic pension and postretirement cost	15	(4)	11	14	(2)	12
Other comprehensive income – pension benefits	$13	$(4)	$9	$10	$(2)	$8

(11)	New Accounting Pronouncements
In May 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (ASU) No. 2015-07, Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent). ASU No. 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. Such investments should be disclosed separate from the fair value hierarchy. For public business entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of this guidance is not expected to have an impact on the Company's consolidated financial statements but will impact pension asset disclosure.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. For public business entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted for financial statements that have not been previously issued. We adopted this standard for the first quarter of 2015 and applied retrospectively. Please refer to note 3 in our notes to condensed consolidated financial statements located in Part I Item 1 of this Form 10-Q for further discussion.
In May 2014, the FASB issued an amendment on revenue recognition. The amendment in this update creates Topic 606, Revenue from Contracts with Customers, and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendment supersedes the cost guidance in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs-Contracts with Customers. The

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB has voted to approve a one-year deferral of the effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017 for public entities. We will adopt this amendment on January 1, 2018. We are currently evaluating the potential impact of this new guidance on our consolidated financial statements.

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

The following table summarizes certain Tenneco Inc. segment information:

	Clean Air Division			Ride Performance Division
	North America	Europe, South America & India	Asia Pacific	North America	Europe, South America & India	Asia Pacific	Other	Reclass & Elims	Total
	(Millions)
At September 30, 2015 and for the Three Months Ended September 30, 2015
Revenues from external customers	$720	$453	$235	$330	$236	$51	$—	$—	$2,025
Intersegment revenues	4	27	—	3	7	12	—	(53)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	58	14	31	39	(21)	9	(14)	—	116
Total assets	1,292	775	532	768	557	200	—	33	4,157
At September 30, 2014 and for the Three Months Ended September 30, 2014
Revenues from external customers	700	484	247	342	252	56	—	—	2,081
Intersegment revenues	4	30	—	3	9	12	—	(58)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	56	14	27	38	9	10	(14)	—	140
Total assets	1,228	895	576	713	542	240	—	27	4,221
At September 30, 2015 and for the Nine Months Ended September 30, 2015
Revenues from external customers	$2,150	$1,381	$743	$1,021	$718	$165	$—	$—	$6,178
Intersegment revenues	11	79	—	8	22	37	—	(157)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	179	36	86	125	(1)	27	(61)	—	391
Total assets	1,292	775	532	768	557	200	—	33	4,157
At September 30, 2014 and for the Nine Months Ended September 30, 2014
Revenues from external customers	2,153	1,513	750	1,041	795	164	—	—	6,416
Intersegment revenues	18	88	—	8	31	31	—	(176)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	186	41	70	116	39	25	(68)	—	409
Total assets	1,228	895	576	713	542	240	—	27	4,221

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30, 2015
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$936	$1,089	$—	$—	$2,025
Affiliated companies	102	135	—	(237)	—
	1,038	1,224	—	(237)	2,025
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	866	1,078	—	(237)	1,707
Engineering, research, and development	18	17	—	—	35
Selling, general, and administrative	41	71	1	—	113
Depreciation and amortization of other intangibles	22	31	—	—	53
	947	1,197	1	(237)	1,908
Other income (expense)
Loss on sale of receivables	—	(1)	—	—	(1)
Other income (expense)	10	8	—	(18)	—
	10	7	—	(18)	(1)
Earnings (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	101	34	(1)	(18)	116
Interest expense —
External (net of interest capitalized)	(1)	—	17	—	16
Affiliated companies (net of interest income)	19	(19)	—	—	—
Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	83	53	(18)	(18)	100
Income tax expense	22	12	—	—	34
Equity in net income (loss) from affiliated companies	26	—	70	(96)	—
Net Income (loss)	87	41	52	(114)	66
Less: Net income attributable to noncontrolling interests	—	14	—	—	14
Net income (loss) attributable to Tenneco Inc.	$87	$27	$52	$(114)	$52
Comprehensive income (loss) attributable to Tenneco Inc.	$87	$27	$11	$(114)	$11

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30, 2014
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$934	$1,147	$—	$—	$2,081
Affiliated companies	97	153	—	(250)	—
	1,031	1,300	—	(250)	2,081
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	789	1,196	—	(250)	1,735
Engineering, research, and development	20	22	—	—	42
Selling, general, and administrative	33	74	1	—	108
Depreciation and amortization of other intangibles	22	30	—	—	52
	864	1,322	1	(250)	1,937
Other income (expense)
Loss on sale of receivables	—	(1)	—	—	(1)
Other income (expense)	(2)	11	—	(12)	(3)
	(2)	10	—	(12)	(4)
Earnings (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	165	(12)	(1)	(12)	140
Interest expense —
External (net of interest capitalized)	—	1	19	—	20
Affiliated companies (net of interest income)	18	(19)	1	—	—
Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	147	6	(21)	(12)	120
Income tax expense	34	(3)	—	—	31
Equity in net income (loss) from affiliated companies	(2)	—	99	(97)	—
Net income (loss)	111	9	78	(109)	89
Less: Net income attributable to noncontrolling interests	—	11	—	—	11
Net income (loss) attributable to Tenneco Inc.	$111	$(2)	$78	$(109)	$78
Comprehensive income (loss) attributable to Tenneco Inc.	$111	$(2)	$20	$(109)	$20

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Nine Months Ended September 30, 2015
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$2,817	$3,361	$—	$—	$6,178
Affiliated companies	313	423	—	(736)	—
	3,130	3,784	—	(736)	6,178
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	2,609	3,284	—	(736)	5,157
Engineering, research, and development	59	55	—	—	114
Selling, general, and administrative	137	219	3	—	359
Depreciation and amortization of other intangibles	66	88	—	—	154
	2,871	3,646	3	(736)	5,784
Other income (expense)
Loss on sale of receivables	(1)	(2)	—	—	(3)
Other income (expense)	37	11	—	(48)	—
	36	9	—	(48)	(3)
Earnings (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	295	147	(3)	(48)	391
Interest expense —
External (net of interest capitalized)	(2)	2	49	—	49
Affiliated companies (net of interest income)	56	(57)	1	—	—
Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	241	202	(53)	(48)	342
Income tax expense	83	39	—	—	122
Equity in net income (loss) from affiliated companies	115	—	232	(347)	—
Net income (loss)	273	163	179	(395)	220
Less: Net income attributable to noncontrolling interests	—	41	—	—	41
Net income (loss) attributable to Tenneco Inc.	$273	$122	$179	$(395)	$179
Comprehensive income (loss) attributable to Tenneco Inc.	$273	$122	$93	$(395)	$93

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Nine Months Ended September 30, 2014
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$2,861	$3,555	$—	$—	$6,416
Affiliated companies	303	458	—	(761)	—
	3,164	4,013	—	(761)	6,416
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	2,566	3,535	—	(761)	5,340
Engineering, research, and development	60	66	—	—	126
Selling, general, and administrative	139	235	5	—	379
Depreciation and amortization of other intangibles	64	91	—	—	155
	2,829	3,927	5	(761)	6,000
Other income (expense)
Loss on sale of receivables	—	(3)	—	—	(3)
Other income (expense)	23	11	—	(38)	(4)
	23	8	—	(38)	(7)
Earnings (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	358	94	(5)	(38)	409
Interest expense —
External (net of interest capitalized)	(1)	2	57	—	58
Affiliated companies (net of interest income)	55	(56)	1	—	—
Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	304	148	(63)	(38)	351
Income tax expense	70	47	—	—	117
Equity in net income (loss) from affiliated companies	66	—	268	(334)	—
Net income (loss)	300	101	205	(372)	234
Less: Net income attributable to noncontrolling interests	—	29	—	—	29
Net income (loss) attributable to Tenneco Inc.	$300	$72	$205	$(372)	$205
Comprehensive income (loss) attributable to Tenneco Inc.	$300	$72	$153	$(372)	$153

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

BALANCE SHEET

	September 30, 2015
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$2	$218	$—	$—	$220
Restricted cash	—	2	—	—	2
Receivables, net	428	1,328	—	(475)	1,281
Inventories	350	370	—	—	720
Deferred income taxes	48	18	6	—	72
Prepayments and other	87	189	—	—	276
Total current assets	915	2,125	6	(475)	2,571
Other assets:
Investment in affiliated companies	1,155	—	982	(2,137)	—
Notes and advances receivable from affiliates	935	12,688	4,875	(18,498)	—
Long-term receivables, net	11	3	—	—	14
Goodwill	22	40	—	—	62
Intangibles, net	10	13	—	—	23
Deferred income taxes	79	24	54	—	157
Other	36	50	11	—	97
	2,248	12,818	5,922	(20,635)	353
Plant, property, and equipment, at cost	1,281	2,158	—	—	3,439
Less — Accumulated depreciation and amortization	(855)	(1,351)	—	—	(2,206)
	426	807	—	—	1,233
Total assets	$3,589	$15,750	$5,928	$(21,110)	$4,157
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)
Short-term debt — non-affiliated	$—	$80	$15	$—	$95
Short-term debt — affiliated	116	213	—	(329)	—
Trade payables	531	923	—	(90)	1,364
Accrued taxes	14	18	—	—	32
Other	141	259	15	(56)	359
Total current liabilities	802	1,493	30	(475)	1,850
Long-term debt — non-affiliated	—	30	1,216	—	1,246
Long-term debt — affiliated	1,662	12,601	4,235	(18,498)	—
Deferred income taxes	—	16	—	—	16
Postretirement benefits and other liabilities	419	107	—	—	526
Commitments and contingencies
Total liabilities	2,883	14,247	5,481	(18,973)	3,638
Redeemable noncontrolling interests	—	36	—	—	36
Tenneco Inc. shareholders’ equity	706	1,431	447	(2,137)	447
Noncontrolling interests	—	36	—	—	36
Total equity	706	1,467	447	(2,137)	483
Total liabilities, redeemable noncontrolling interests and equity	$3,589	$15,750	$5,928	$(21,110)	$4,157

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Three Months Ended September 30, 2015
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$17	$114	$4	$(29)	$106
Investing Activities
Proceeds from sale of assets	(1)	2	—	—	1
Cash payments for plant, property, and equipment	(36)	(35)	—	—	(71)
Cash payments for software related intangible assets	(2)	(3)	—	—	(5)
Net cash used by investing activities	(39)	(36)	—	—	(75)
Financing Activities
Tax impact from stock-based compensation	—	—	(5)	—	(5)
Retirement of long-term debt	—	(1)	(3)	—	(4)
Issuance of long-term debt	—	1	—	—	1
Purchase of common stock under the share repurchase program	—	—	(114)	—	(114)
Net decrease in bank overdrafts	—	(10)	—	—	(10)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivables	—	(29)	167	—	138
Net decrease in short-term borrowings secured by accounts receivables	—	—	(20)	—	(20)
Intercompany dividend payments and net increase (decrease) in intercompany obligations	20	(20)	(29)	29	—
Distributions to noncontrolling interest partners	—	(22)	—	—	(22)
Net cash provided (used) by financing activities	20	(81)	(4)	29	(36)
Effect of foreign exchange rate changes on cash and cash equivalents	—	(25)	—	—	(25)
Decrease in cash and cash equivalents	(2)	(28)	—	—	(30)
Cash and cash equivalents, July 1	4	246	—	—	250
Cash and cash equivalents, September 30 (Note)	$2	$218	$—	$—	$220

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Three Months Ended September 30, 2014
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$86	$42	$(13)	$—	$115
Investing Activities
Proceeds from sale of assets	—	1	—	—	1
Cash payments for plant, property, and equipment	(31)	(64)	—	—	(95)
Cash payments for software related intangible assets	(2)	(1)	—	—	(3)
Net cash used by investing activities	(33)	(64)	—	—	(97)
Financing Activities
Tax impact from stock-based compensation	—	—	1	—	1
Retirement of long-term debt	—	—	(6)	—	(6)
Net decrease in bank overdrafts	—	(4)	—	—	(4)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivables	—	22	(42)	—	(20)
Net increase in short-term borrowings secured by accounts receivable	—	—	30	—	30
Intercompany dividend payments and net increase (decrease) in intercompany obligations	(53)	23	30	—	—
Net cash provided (used) by financing activities	(53)	41	13	—	1
Effect of foreign exchange rate changes on cash and cash equivalents	—	(4)	—	—	(4)
Increase in cash and cash equivalents	—	15	—	—	15
Cash and cash equivalents, July 1	—	260	—	—	260
Cash and cash equivalents, September 30 (Note)	$—	$275	$—	$—	$275

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2015
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$61	$202	$(28)	$(47)	$188
Investing Activities
Proceeds from sale of assets	—	3	—	—	3
Cash payments for plant, property, and equipment	(93)	(128)	—	—	(221)
Cash payments for software related intangible assets	(7)	(6)	—	—	(13)
Changes in restricted cash	—	1	—	—	1
Net cash used by investing activities	(100)	(130)	—	—	(230)
Financing Activities
Issuance of common shares	—	—	5	—	5
Tax impact from stock-based compensation	—	—	1	—	1
Retirement of long-term debt	—	(14)	(11)	—	(25)
Issuance of long-term debt	—	1	—	—	1
Debt issuance cost of long-term debt	—	—	(1)	—	(1)
Purchase of common stock under the share repurchase program	—	—	(158)	—	(158)
Net decrease in bank overdrafts	—	(21)	—	—	(21)
Net increase in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivables	—	30	193	—	223
Net increase in short-term borrowings secured by accounts receivables	—	—	30	—	30
Intercompany dividend payments and net increase (decrease) in intercompany obligations	31	(47)	(31)	47	—
Distributions to noncontrolling interest partners	—	(44)	—	—	(44)
Net cash provided (used) by financing activities	31	(95)	28	47	11
Effect of foreign exchange rate changes on cash and cash equivalents	—	(31)	—	—	(31)
Decrease in cash and cash equivalents	(8)	(54)	—	—	(62)
Cash and cash equivalents, January 1	10	272	—	—	282
Cash and cash equivalents, September 30 (Note)	$2	$218	$—	$—	$220

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2014
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$(70)	$212	$(27)	$(26)	$89
Investing Activities
Proceeds from sale of assets	—	1	—	—	1
Cash payments for plant, property, and equipment	(78)	(184)	—	—	(262)
Cash payments for software related intangible assets	(8)	(4)	—	—	(12)
Net cash used by investing activities	(86)	(187)	—	—	(273)
Financing Activities
Repurchase of common shares	—	—	(1)	—	(1)
Tax impact from stock-based compensation	—	—	18	—	18
Retirement of long-term debt	—	—	(16)	—	(16)
Issuance of long-term debt	—	45	—	—	45
Net decrease in bank overdrafts	—	(5)	—	—	(5)
Net increase in revolver borrowings and short-term debt excluding current maturities of long-term debt	—	29	118	—	147
Net increase in short-term borrowings secured by accounts receivables	—	—	20	—	20
Intercompany dividend payments and net increase (decrease) in intercompany obligations	150	(64)	(112)	26	—
Capital contribution from noncontrolling interest partners	—	5	—	—	5
Distributions to noncontrolling interest partners	—	(23)	—	—	(23)
Net cash provided (used) by financing activities	150	(13)	27	26	190
Effect of foreign exchange rate changes on cash and cash equivalents	—	(6)	—	—	(6)
Increase (decrease) in cash and cash equivalents	(6)	6	—	—	—
Cash and cash equivalents, January 1	6	269	—	—	275
Cash and cash equivalents, September 30 (Note)	$—	$275	$—	$—	$275

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As you read the following review of our financial condition and results of operations, you should also read our condensed consolidated financial statements and related notes beginning on page 6.
Executive Summary
We are one of the world's leading manufacturers of clean air and ride performance products and systems for light vehicle, commercial truck and off-highway applications. We serve both original equipment (OE) vehicle designers and manufacturers and the repair and replacement markets, or aftermarket, globally through leading brands, including Monroe®, Rancho®, Clevite® Elastomers, Axios™, Kinetic® and Fric-Rot™ ride performance products and Walker®, XNOx®, Fonos™, DynoMax®, and Thrush® clean air products. We serve more than 70 different original equipment manufacturers and commercial truck and off-highway engine manufacturers, and our products are included on nine of the top 10 car models produced for sale in Europe and eight of the top 10 light truck models produced for sale in North America for 2014. Our aftermarket customers are comprised of full-line and specialty warehouse distributors, retailers, jobbers, installer chains and car dealers. As of December 31, 2014, we operated 90 manufacturing facilities worldwide and employed approximately 29,000 people to service our customers' demands.
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
For the third quarter of 2015, light vehicle production was up five percent in both North America and Europe and six percent in India compared to the third quarter of 2014. Light vehicle production was down 21 percent in South America, five percent in China and two percent in Australia in the third quarter of 2015 when compared to the third quarter of 2014.
Total revenues for the third quarter of 2015 were $2,025 million, down from $2,081 million in the third quarter of 2014. Excluding the impact of currency and substrate sales, revenue was up $77 million, or 5 percent, from $1,602 million to $1,679 million, driven primarily by stronger OE light vehicle volumes in North America and Europe, increased aftermarket sales in North America, Europe and South America, as well as new platforms in Europe OE Ride Performance, China and Japan. These factors were partially offset by lower OE light vehicle volumes in China and lower commercial truck, off-highway and other revenues in North America Ride Performance and Europe and South America Clean Air and Ride Performance.
Cost of sales (exclusive of depreciation and amortization): Cost of sales for the third quarter of 2015 was $1,707 million, or 84.3 percent of sales, compared to $1,735 million, or 83.4 percent of sales in the third quarter of 2014. The following table lists the primary drivers behind the change in cost of sales ($ millions).

Quarter ended September 30, 2014	$1,735
Volume and mix	113
Material	(31)
Currency exchange rates	(120)
Restructuring	14
Other Costs	(4)
Quarter ended September 30, 2015	$1,707

The decrease in cost of sales was due to the impact of currency exchange rates, lower net material costs and lower other costs, mainly manufacturing, partially offset by the year-over-year increase in volume and higher restructuring costs.
Gross margin: Revenue less cost of sales for the third quarter of 2015 was $318 million, or 15.7 percent, versus $346 million, or 16.6 percent, in the third quarter of 2014. The effect on gross margin resulting from year-over-year increase in volume, lower net material costs and lower other costs, mainly manufacturing, was more than offset by unfavorable currency and higher restructuring and related expenses.
Engineering, research and development: Engineering, research and development expense was $35 million and $42 million in the third quarters of 2015 and 2014, respectively.

Selling, general and administrative (SG&A): SG&A expense was up $5 million in the third quarter of 2015 at $113 million compared to $108 million in the third quarter of 2014 mainly due to higher compensation related accruals partially offset by currency.
Depreciation and amortization: Depreciation and amortization expense was $53 million in the third quarter of 2015, compared to $52 million in the third quarter of 2014.
Earnings before interest expense, taxes and noncontrolling interests (“EBIT”) was $116 million for the third quarter of 2015, a decrease of $24 million when compared to $140 million in the third quarter of the prior year. Higher OE light vehicle volumes in North America and Europe, increased aftermarket sales in North America, Europe and South America, as well as new platforms in Europe OE Ride Performance, China and Japan, the benefit of our product cost leadership initiatives, and savings from previous restructuring activities were more than offset by lower OE light vehicle volumes in China and lower commercial truck, off-highway and other revenues in North America Ride Performance, Europe and South America, unfavorable mix, higher restructuring costs and negative currency. EBIT for the third quarter of 2015 also benefited from the timing of a customer recovery in China Clean Air of $5 million.
Total revenues for first nine months of 2015 were $6,178 million, down from $6,416 million in the first nine months of 2014. Excluding the impact of currency and substrate sales, revenue was up $198 million, or 4 percent, from $4,938 million to $5,136 million, driven primarily by stronger OE light vehicle volumes in North America Clean Air, Europe, South America and India and China Ride Performance, increased aftermarket sales in North America and South America, higher OE commercial truck, off-highway and other revenue in North America as well as new platforms in Europe OE Ride Performance, China and Japan, partially offset by lower OE light vehicle revenues in North America Ride Performance and China Clean Air and lower commercial truck and off-highway revenues in South America and China.
Cost of sales (exclusive of depreciation and amortization): Cost of sales for the first nine months of 2015 was $5,157 million, or 83.5 percent of sales, compared to $5,340 million, or 83.2 percent of sales in the first nine months of 2014. The following table lists the primary drivers behind the change in cost of sales ($ millions).

Nine months ended September 30, 2014	$5,340
Volume and mix	294
Material	(83)
Currency exchange rates	(400)
Restructuring	4
Other Costs	2
Nine months ended September 30, 2015	$5,157

The decrease in cost of sales was due to the impact of currency exchange rates and lower net material costs, partially offset by the year-over-year increase in volume, higher restructuring costs and higher other costs, mainly manufacturing.
Gross margin: Revenue less cost of sales for the first nine months of 2015 was $1,021 million, or 16.5 percent, versus $1,076 million, or 16.8 percent, in the first nine months of 2014. The effect on gross margin resulting from year-over-year increase in volume and lower net material costs was more than offset by unfavorable currency, higher restructuring and related expenses and higher other costs, mainly manufacturing.
Engineering, research and development: Engineering, research and development expense was $114 million and $126 million in the first nine months of 2015 and 2014, respectively, mainly due to currency impact.
Selling, general and administrative (SG&A): SG&A expense was down $20 million in the first nine months of 2015 at $359 million compared to $379 million in the first nine months of 2014 mainly due to currency impact.
Depreciation and amortization: Depreciation and amortization expense was $154 million in the first nine months of 2015, compared to $155 million in the first nine months of 2014.
EBIT was $391 million for the first nine months of 2015, a decrease of $18 million when compared to $409 million in the first nine months of the prior year. Higher OE light vehicle volumes in North America Clean Air, Europe, South America and India and China Ride Performance, increased aftermarket sales in North America and South America, higher OE commercial truck, off-highway and other revenue in North America as well as new platforms in Europe OE Ride Performance, China and Japan, the benefit of our product cost leadership initiatives and savings from previous restructuring activities were partially offset by lower OE light vehicle revenues in North America Ride Performance and China Clean Air and lower commercial truck and off-highway volumes in South America and China, unfavorable mix, higher restructuring costs and negative currency. EBIT for the first nine months of 2015 also benefited from the timing of a customer recovery in China Clean Air of $5 million. EBIT for the first nine months of 2014 also included a $7 million adjustment to workers' compensation reserves.

Results from Operations
The tables below reflect our revenues for the three months and nine months periods ended September 30, 2015 and 2014. We show the component of our OE revenue represented by substrate sales. While we generally have primary design, engineering and manufacturing responsibility for OE emission control systems, we do not manufacture substrates. Substrates are porous ceramic filters coated with a catalyst - typically, precious metals such as platinum, palladium and rhodium. These are supplied to us by Tier 2 suppliers generally as directed by our OE customers. We generally earn a small margin on these components of the system. As the need for more sophisticated emission control solutions increases to meet more stringent environmental regulations, and as we capture more diesel aftertreatment business, these substrate components have been increasing as a percentage of our revenue. While these substrates dilute our gross margin percentage, they are a necessary component of an emission control system.
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
Net Sales and Operating Revenues for the Three Months Ended September 30, 2015 and 2014

	Three Months Ended September 30, 2015
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$720	$251	$469	$—	$469
Europe, South America & India	453	166	287	(56)	343
Asia Pacific	235	58	177	(9)	186
Total Clean Air Division	1,408	475	933	(65)	998
Ride Performance Division
North America	330	—	330	(10)	340
Europe, South America & India	236	—	236	(49)	285
Asia Pacific	51	—	51	(5)	56
Total Ride Performance Division	617	—	617	(64)	681
Total Tenneco Inc.	$2,025	$475	$1,550	$(129)	$1,679

	Three Months Ended September 30, 2014
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$700	$261	$439	$—	$439
Europe, South America & India	484	164	320	—	320
Asia Pacific	247	54	193	—	193
Total Clean Air Division	1,431	479	952	—	952
Ride Performance Division
North America	342	—	342	—	342
Europe, South America & India	252	—	252	—	252
Asia Pacific	56	—	56	—	56
Total Ride Performance Division	650	—	650	—	650
Total Tenneco Inc.	$2,081	$479	$1,602	$—	$1,602

	Three Months Ended September 30, 2015 Versus Three Months Ended September 30, 2014 Dollar and Percent Increase (Decrease)
	Revenues	Percent	Value-add Revenues excluding Currency	Percent
	(Millions Except Percent Amounts)
Clean Air Division
North America	$20	3%	$30	7%
Europe, South America & India	(31)	(6)%	23	7%
Asia Pacific	(12)	(5)%	(7)	(4)%
Total Clean Air Division	(23)	(2)%	46	5%
Ride Performance Division
North America	(12)	(4)%	(2)	(1)%
Europe, South America & India	(16)	(6)%	33	13%
Asia Pacific	(5)	(9)%	—	—%
Total Ride Performance Division	(33)	(5)%	31	5%
Total Tenneco Inc.	$(56)	(3)%	$77	5%

Light Vehicle Industry Production by Region for Three Months Ended September 30, 2015 and 2014 (According to IHS Automotive, October 2015)

	Three Months Ended September 30,
	2015	2014	Increase (Decrease)	% Increase (Decrease)
	(Number of Vehicles in Thousands)
North America	4,370	4,177	193	5%
Europe	4,772	4,567	205	5%
South America	779	987	(208)	(21)%
India	991	934	57	6%
Total Europe, South America & India	6,542	6,488	54	1%
China	4,960	5,220	(260)	(5)%
Australia	47	48	(1)	(2)%
Clean Air revenue was down $23 million in the third quarter of 2015 compared to the third quarter of 2014 with higher volumes in all regions. In North America, higher volumes drove a $31 million revenue increase due to increased OE light vehicle and aftermarket sales. Currency had no impact on North American revenues. In the European, South American and

Indian region, higher volumes drove a $55 million increase in revenues mainly due to increased OE light vehicle sales in Europe, which was partially offset by lower commercial truck and off-highway vehicle revenues in Europe and South America as well as lower OE light vehicle volumes in South America. Currency had an $84 million unfavorable impact on European, South American and Indian revenues. In Asia Pacific, higher volumes of $5 million were driven by new programs in China and Japan and higher volumes in light vehicle in Thailand, which was more than offset by lower light vehicle production and lower commercial truck revenues in China. Currency had a $12 million unfavorable impact on Asia Pacific revenues.
Ride Performance revenue was down $33 million in the third quarter of 2015 compared to the third quarter of 2014. In North America, lower volumes of $2 million were driven by lower commercial truck and off-highway vehicle revenues, which was partially offset by higher aftermarket and light vehicle sales. Currency had a $10 million unfavorable impact on North American revenues. In the European, South American and Indian region, higher volumes of $33 million were driven by increases in light vehicle and aftermarket revenues across the region as well as new platforms in Europe, which was partially offset by lower commercial truck and off-highway vehicle revenues in Europe and South America. Currency had a $49 million unfavorable impact on European, South American and Indian revenues. In Asia Pacific, higher aftermarket sales in China and Thailand were offset by lower light vehicle volumes in Thailand and lower aftermarket sales in Australia. Currency had a $5 million unfavorable impact on Asia Pacific revenues.
Net Sales and Operating Revenues for the Nine Months Ended September 30, 2015 and 2014

	Nine Months Ended September 30, 2015
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$2,150	$760	$1,390	$(3)	$1,393
Europe, South America & India	1,381	500	881	(188)	1,069
Asia Pacific	743	174	569	(17)	586
Total Clean Air Division	4,274	1,434	2,840	(208)	3,048
Ride Performance Division
North America	1,021	—	1,021	(22)	1,043
Europe, South America & India	718	—	718	(152)	870
Asia Pacific	165	—	165	(10)	175
Total Ride Performance Division	1,904	—	1,904	(184)	2,088
Total Tenneco Inc.	$6,178	$1,434	$4,744	$(392)	$5,136

	Nine Months Ended September 30, 2014
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$2,153	$810	$1,343	$—	$1,343
Europe, South America & India	1,513	510	1,003	—	1,003
Asia Pacific	750	158	592	—	592
Total Clean Air Division	4,416	1,478	2,938	—	2,938
Ride Performance Division
North America	1,041	—	1,041	—	1,041
Europe, South America & India	795	—	795	—	795
Asia Pacific	164	—	164	—	164
Total Ride Performance Division	2,000	—	2,000	—	2,000
Total Tenneco Inc.	$6,416	$1,478	$4,938	$—	$4,938

	Nine Months Ended September 30, 2015 Versus Nine Months Ended September 30, 2014 Dollar and Percent Increase (Decrease)
	Revenues	Percent	Value-add Revenues excluding Currency	Percent
	(Millions Except Percent Amounts)
Clean Air Division
North America	$(3)	—%	$50	4%
Europe, South America & India	(132)	(9)%	66	7%
Asia Pacific	(7)	(1)%	(6)	(1)%
Total Clean Air Division	(142)	(3)%	110	4%
Ride Performance Division
North America	(20)	(2)%	2	—%
Europe, South America & India	(77)	(10)%	75	9%
Asia Pacific	1	1%	11	7%
Total Ride Performance Division	(96)	(5)%	88	4%
Total Tenneco Inc.	$(238)	(4)%	$198	4%

Light Vehicle Industry Production by Region for Nine Months Ended September 30, 2015 and 2014 (According to IHS Automotive, October 2015)

	Nine Months Ended September 30,
	2015	2014	Increase (Decrease)	% Increase (Decrease)
	(Number of Vehicles in Thousands)
North America	13,171	12,793	378	3%
Europe	15,687	15,156	531	4%
South America	2,369	2,876	(507)	(18)%
India	2,883	2,719	164	6%
Total Europe, South America & India	20,939	20,751	188	1%
China	16,693	16,377	316	2%
Australia	128	135	(7)	(5)%
Clean Air revenue was down $142 million in the first nine months of 2015 compared to the first nine months of 2014. In North America, higher aftermarket volumes were partially offset by unfavorable mix and lower light vehicle and commercial truck and off-highway vehicle volumes, which accounted for $26 million of the year-over-year increase in revenues. Currency had a $3 million unfavorable impact on North American revenues. In the European, South American and Indian region, higher volumes drove a $165 million increase in revenues due to higher light vehicle volumes across the region, partially offset by lower year-over-year commercial truck and off-highway vehicle and aftermarket revenues in the region. Currency had a $287 million unfavorable impact on European, South American and Indian revenues. The increase in Asia Pacific revenues was primarily driven by higher volumes of $26 million, mostly due to higher light vehicle production in China and new programs in China and Japan, partially offset by lower commercial truck vehicle volumes in China. Currency had a $22 million unfavorable impact on Asia Pacific revenues.
Ride Performance revenue was down $96 million in the first nine months of 2015 compared to the first nine months of 2014. In North America, higher volumes of $4 million driven by higher aftermarket sales were partially offset by lower volumes in light vehicle. Currency had a $22 million unfavorable impact on North American revenues. In the European, South American and Indian region, higher volumes of $74 million were driven by light vehicle and aftermarket increases in the region, higher commercial truck and off-highway vehicle revenues and new platforms in Europe. Currency had a $152 million unfavorable impact on European, South American and Indian revenues. In the Asia Pacific region, higher volumes of $12 million, mostly due to higher light vehicle production volumes in China, were partially offset by lower volumes in Australia. Currency had a $10 million unfavorable impact on Asia Pacific revenues.

Earnings before Interest Expense, Income Taxes and Noncontrolling Interests (“EBIT”) for the Three Months Ended September 30, 2015 and 2014

	Three Months Ended September 30,		Change
	2015	2014
	(Millions)
Clean Air Division
North America	$58	$56	$2
Europe, South America & India	14	14	—
Asia Pacific	31	27	4
Total Clean Air Division	103	97	6
Ride Performance Division
North America	39	38	1
Europe, South America & India	(21)	9	(30)
Asia Pacific	9	10	(1)
Total Ride Performance Division	27	57	(30)
Other	(14)	(14)	—
Total Tenneco Inc.	$116	$140	$(24)
The EBIT results shown in the preceding table include the following items, certain of which are discussed below under “Restructuring and Other Charges,” which have an effect on the comparability of EBIT results between periods:

	Three Months Ended September 30,
	2015	2014
	(Millions)
Clean Air Division
Europe, South America & India
Restructuring and related expenses	$2	$—
Bad debt charge (1)	—	4
Asia Pacific
Restructuring and related expenses	2	1
Total Clean Air Division	$4	$5
Ride Performance Division
North America
Restructuring and related expenses	1	3
Europe, South America & India
Restructuring and related expenses	29	4
Asia Pacific
Restructuring and related expenses	1	—
Total Ride Performance Division	$31	$7
(1) Charge related to the bankruptcy of an aftermarket customer in Europe.
EBIT for the Clean Air division was $103 million in the third quarter of 2015 compared to $97 million in the third quarter a year ago. EBIT for North America increased $2 million to $58 million in the third quarter of 2015 versus the third quarter of 2014. The benefit from higher aftermarket and light vehicle sales was partially offset by lower commercial truck and off-highway vehicle volumes, unfavorable mix and negative currency. Europe, South America and India's EBIT was $14 million in each of the third quarters of 2015 and 2014. The benefit from higher light vehicle volumes in Europe, year-over-year restructuring savings and a charge related to the bankruptcy of an European aftermarket customer in prior year was offset by lower light vehicle volumes in South America, lower commercial truck and off-highway vehicle volumes in the region and negative currency. EBIT for Asia Pacific increased $4 million to $31 million in the third quarter of 2015 from $27 million in the third quarter of 2014. EBIT benefited from new platforms in China and Japan, strong operational cost management and savings from prior restructuring activities, partially offset by lower light vehicle volumes and lower commercial truck revenue in China, higher restructuring and related expenses and negative currency. For the Clean Air division, restructuring and related expenses of $4 million were included in EBIT for the third quarter of 2015 and $1 million for the same period in 2014. EBIT for Clean

Air division also benefited from the timing of a customer recovery in China of $5 million in the third quarter of 2015. EBIT for the Clean Air division included a charge of $4 million related to the bankruptcy of an aftermarket customer in Europe in the third quarter of 2014. Currency had a $7 million unfavorable impact on EBIT of the Clean Air division for 2015 when compared to last year.
EBIT for the Ride Performance division was $27 million in the third quarter of 2015 compared to $57 million in the third quarter a year ago. EBIT for North America increased $1 million in the third quarter of 2015 to $39 million from $38 million in the third quarter of 2014. The benefits of increased light vehicle and aftermarket volumes, lower restructuring and related expenses and improved operational cost management were partially offset by lower commercial truck and off-highway vehicle volumes and negative currency. Europe, South America and India's EBIT was negative $21 million in the third quarter of 2015 and $9 million in the third quarter of 2014. The benefit from higher light vehicle and aftermarket volumes in the region, new platforms in Europe and savings from prior restructuring activities were more than offset by lower commercial truck and off-highway vehicle volumes in Europe and South America, unfavorable mix, higher restructuring and related expenses and negative currency. EBIT for Asia Pacific was $9 million in the third quarter of 2015 and $10 million in the third quarter of 2014. EBIT benefited from higher aftermarket volumes in China and Thailand and operational cost management, which was more than offset by lower aftermarket volumes in Australia, lower light vehicle volumes in Thailand, higher restructuring and related expenses and unfavorable currency. For the Ride Performance division, restructuring and related expenses of $31 million were included in EBIT for the third quarter of 2015 and $7 million for the same period in 2014. Currency had a $17 million unfavorable impact on EBIT of the Ride Performance division for the third quarter of 2015 when compared to last year.
Currency had a $24 million unfavorable impact on overall company EBIT for the third quarter of 2015 as compared to the prior year's third quarter.
EBIT as a Percentage of Revenue for the Three Months Ended September 30, 2015 and 2014

	Three Months Ended September 30,
	2015	2014
Clean Air Division
North America	8%	8%
Europe, South America & India	3%	3%
Asia Pacific	13%	11%
Total Clean Air Division	7%	7%
Ride Performance Division
North America	12%	11%
Europe, South America & India	(9)%	4%
Asia Pacific	18%	18%
Total Ride Performance Division	4%	9%
Total Tenneco Inc.	6%	7%

In the Clean Air division, EBIT as a percentage of revenues for the third quarter of 2015 was even compared to last year's third quarter. In North America, EBIT as a percentage of revenues for the third quarter of 2015 was even compared to last year's third quarter. The benefit from higher aftermarket and light vehicle sales was offset by lower commercial truck and off-highway vehicle volumes, unfavorable mix and negative currency. Europe, South America and India's EBIT as a percentage of revenues for the third quarter of 2015 was even compared to the prior year's third quarter. The benefit from higher light vehicle volumes in Europe, year-over-year restructuring savings and a charge related to the bankruptcy of an European aftermarket customer in prior year was offset by lower light vehicle volumes in South America, lower commercial truck and off-highway vehicle volumes in the region and negative currency. EBIT as a percentage of revenues for Asia Pacific in the third quarter of 2015 was up two percentage points compared to the third quarter of 2014. The benefit from new platforms in China and Japan, strong operational cost management, savings from prior restructuring activities and the timing of a customer recovery in China was partially offset by lower light vehicle volumes and lower commercial truck revenue in China, higher restructuring and related expenses and negative currency.
In the Ride Performance division, EBIT as a percentage of revenues was down five percentage points compared to the prior year's third quarter. In the third quarter of 2015, EBIT as a percentage of revenues for North America was up one percentage point compared to the third quarter of 2014. The benefits of increased light vehicle and aftermarket volumes, lower restructuring and related expenses and improved operational cost management were partially offset by lower commercial truck and off-highway vehicle volumes and negative currency. EBIT as a percentage of revenues in Europe, South America and India was down 13 percentage points compared to the prior year's third quarter. The benefit from higher light vehicle and aftermarket volumes in the region, new platforms in Europe and savings from prior restructuring activities was more than offset by lower commercial truck and off-highway vehicle volumes in Europe and South America, unfavorable mix, higher restructuring and related expenses and negative currency. In Asia Pacific, EBIT as a percentage of revenues for the third quarter of 2015 was even compared to last year's third quarter. The benefit from higher aftermarket volumes in China and Thailand and operational cost management was offset by lower aftermarket volumes in Australia, lower light vehicle volumes in Thailand, higher restructuring and related expenses and unfavorable currency.

EBIT for the Nine Months Ended September 30, 2015 and 2014

	Nine Months Ended September 30,		Change
	2015	2014
	(Millions)
Clean Air Division
North America	$179	$186	$(7)
Europe, South America & India	36	41	(5)
Asia Pacific	86	70	16
Total Clean Air Division	301	297	4
Ride Performance Division
North America	125	116	9
Europe, South America & India	(1)	39	(40)
Asia Pacific	27	25	2
Total Ride Performance Division	151	180	(29)
Other	(61)	(68)	$7
Total Tenneco Inc.	$391	$409	$(18)
The EBIT results shown in the preceding table include the following items, certain of which are discussed below under “Restructuring and Other Charges,” which have an effect on the comparability of EBIT results between periods:

	Nine Months Ended September 30,
	2015	2014
	(Millions)
Clean Air Division
Europe, South America & India
Restructuring and related expenses	$4	$9
Bad debt charge (1)	—	4
Asia Pacific
Restructuring and related expenses	3	5
Total Clean Air Division	$7	$18
Ride Performance Division
North America
Restructuring and related expenses	2	3
Europe, South America & India
Restructuring and related expenses	36	10
Asia Pacific
Restructuring and related expenses	2	1
Total Ride Performance Division	$40	$14
(1) Charge related to the bankruptcy of an aftermarket customer in Europe.

EBIT for the Clean Air division was $301 million in the first nine months of 2015 compared to $297 million in the first nine months of 2014. EBIT for North America decreased $7 million to $179 million in the first nine months of 2015 versus the first nine months of 2014. The benefit from higher aftermarket sales and operational cost management was more than offset by lower volumes in commercial truck and off-highway vehicle and light vehicle, unfavorable mix and negative currency. Europe, South America and India's EBIT was $36 million in the first nine months of 2015 and $41 million in the first nine months of 2014. The benefit from higher volumes in light vehicle in the region, lower restructuring and related expenses, year-over-year restructuring savings and a charge related to the bankruptcy of an European aftermarket customer in prior year was more than offset by lower aftermarket volumes in Europe, lower commercial truck and off-highway vehicle volumes in South America, unfavorable mix, higher SG&A and engineering expenses and negative currency. EBIT for Asia Pacific increased $16 million to $86 million in the first nine months of 2015 from $70 million in the first nine months of 2014. EBIT benefited from higher light vehicle volumes in China, new platforms in China and Japan, strong operational cost management, positive currency, lower restructuring and related expenses and year-over-year savings from prior restructuring activities, partially offset by lower commercial truck revenue in China. For the Clean Air division, restructuring and related expenses of $7 million were included in EBIT for the first nine months of 2015 and $14 million for the same period in 2014. EBIT for Clean Air division also benefited from the timing of a customer recovery in China of $5 million in the first nine months of 2015. EBIT for Clean Air division included a charge of $4 million related to the bankruptcy of an aftermarket customer in Europe in the first nine months of 2014. Currency had a $12 million unfavorable impact on EBIT of the Clean Air division for 2015 when compared to last year.
EBIT for the Ride Performance division was $151 million in the first nine months of 2015 compared to $180 million in the first nine months of 2014. EBIT for North America increased $9 million in the first nine months of 2015 to $125 million from $116 million in the first nine months of 2014. The benefit from increased aftermarket volumes, lower restructuring and related expenses and improved operational cost management was partially offset by lower light vehicle volumes and negative currency. Europe, South America and India's EBIT was negative $1 million in the first nine months of 2015 and $39 million in the first nine months of 2014. The benefit from higher light vehicle volumes in the region, new platforms in Europe and savings from prior restructuring activities was more than offset by higher restructuring and related expenses, unfavorable mix and negative currency. EBIT for Asia Pacific increased $2 million to $27 million in the first nine months of 2015 from $25 million in the first nine months of 2014. EBIT benefited from higher light vehicle production volumes in China and operational cost management, partially offset by lower volumes in Australia, higher restructuring and related expenses and unfavorable currency. For the Ride Performance division, restructuring and related expenses of $40 million were included in EBIT for the first nine months of 2015 and $14 million for the same period in 2014. Currency had a $37 million unfavorable impact on EBIT of the Ride Performance division for 2015 when compared to last year. EBIT for the Ride Performance division also included a $7 million expense to adjust workers' compensation reserves in the first nine months of 2014.
Currency had a $49 million unfavorable impact on overall company EBIT for the first nine months of 2015 as compared to the first nine months of 2014.
EBIT as a Percentage of Revenue for the Nine Months Ended September 30, 2015 and 2014

	Nine Months Ended September 30,
	2015	2014
Clean Air Division
North America	8%	9%
Europe, South America & India	3%	3%
Asia Pacific	12%	9%
Total Clean Air Division	7%	7%
Ride Performance Division
North America	12%	11%
Europe, South America & India	—%	5%
Asia Pacific	16%	15%
Total Ride Performance Division	8%	9%
Total Tenneco Inc.	6%	6%

In the Clean Air division, EBIT as a percentage of revenues for the first nine months of 2015 was even compared to the first nine months of 2014. In North America, EBIT as a percentage of revenues for the first nine months of 2015 was down one percentage point compared to the first nine months of 2014. The benefit from higher aftermarket sales and operational cost management was more than offset by lower volumes in commercial truck and off-highway vehicle and light vehicle, unfavorable mix and negative currency. Europe, South America and India's EBIT as a percentage of revenues for the first nine months of 2015 was even compared to the first nine months of prior year. The benefit from higher light vehicle volumes in the region, lower restructuring and related expenses, year-over-year restructuring savings and a charge related to the bankruptcy of an European aftermarket customer in prior year was offset by lower aftermarket volumes in Europe, lower commercial truck and off-highway vehicle volumes in South America, unfavorable mix, higher SG&A and engineering expenses and negative currency. EBIT as a percentage of revenues for Asia Pacific in the first nine months of 2015 was up three percentage points compared to the first nine months of 2014. The benefit from higher light vehicle volumes in China, new platforms in China and Japan, strong operational cost management, positive currency, lower restructuring and related expenses, year-over-year savings from prior restructuring activities and the timing of a customer recovery in China was partially offset by lower commercial truck revenue in China.
In the Ride Performance division, EBIT as a percentage of revenues was down one percentage point compared to the first nine months of prior year. In the first nine months of 2015, EBIT as a percentage of revenues for North America was up one percentage point compared to the first nine months of 2014. The benefit from increased aftermarket volumes, lower restructuring and related expenses and improved operational cost management was partially offset by lower light vehicle volumes and negative currency. EBIT as a percentage of revenues in Europe, South America and India was down five percentage points compared to the first nine months of prior year. The benefit from higher light vehicle volumes in the region, new platforms in Europe and savings from prior restructuring activities was more than offset by higher restructuring and related expenses, unfavorable mix and negative currency. In Asia Pacific, EBIT as a percentage of revenues for the first nine months of 2015 was up one percentage point from the first nine months of 2014. The benefit from higher light vehicle production volumes in China and operational cost management was partially offset by lower volumes in Australia, higher restructuring and related expenses and unfavorable currency.
Interest Expense, Net of Interest Capitalized
We reported interest expense in the third quarter of 2015 of $16 million (substantially all in our U.S. operations) net of interest capitalized of $2 million, and $20 million (substantially all in our U.S. operations) net of interest capitalized of $1 million in the third quarter of 2014. The decrease was due to lower interest rates from the refinancing completed in December 2014 where we extended maturities, increased size of our senior secured credit facility and reduced the rates on both the credit facility and a senior unsecured note.
We reported interest expense in the first nine months of 2015 of $49 million (substantially all in our U.S. operations) net of interest capitalized of $5 million, and $58 million (substantially all in our U.S. operations) net of interest capitalized of $3 million in the first nine months of 2014. The decrease was due to the refinancing completed in December 2014.
On September 30, 2015, we had $758 million in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed through December 2020, $225 million is fixed through December 2024 and the remainder is fixed from 2015 through 2025. We also have $504 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” later in this Management’s Discussion and Analysis.
Income Taxes
We reported income tax expense of $34 million and $31 million in the three month periods ended September 30, 2015 and 2014, respectively. The tax expense recorded in the third quarter of 2015 included a net tax benefit of $12 million primarily relating to tax adjustments to prior year U.S. research and development tax credits. The tax expense recorded in the third quarter of 2014 included a net tax benefit of $10 million for tax adjustments to prior year income tax estimates.
We reported income tax expense of $122 million and $117 million in the nine month periods ended September 30, 2015 and 2014, respectively. The tax expense recorded in the first nine months of 2015 included a net tax benefit of $9 million primarily relating to prior year U.S. research and development tax credits, prior year intercompany transactions and tax adjustments to prior year income tax estimates. The tax expense recorded in the first nine months of 2014 included a net tax benefit of $9 million tax adjustments to prior year income tax estimates.
We believe it is reasonably possible that up to $6 million in unrecognized tax benefits related to the expiration of foreign statute of limitations and the conclusion of income tax examinations may be recognized within the next twelve months.
Restructuring and Other Charges
Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. For the full year 2014, we incurred $49 million in restructuring and related costs including non-cash charges of $5 million, primarily related to European cost reduction efforts, headcount reductions in Australia and South America, the sale of a closed facility in Cozad, Nebraska and costs related to organizational changes, of which $28 million was recorded in cost of sales, $9 million in SG&A, $7 million in engineering expense, $4 million in other expense and $1 million in depreciation and amortization expense. In the third quarter of 2015, we incurred $35 million in restructuring and related costs including asset write-downs of $9 million, primarily related to European cost reduction efforts, exiting the Marzocchi suspension business, and headcount reductions in Australia and South America, of which $27 million was recorded in cost of sales, $3 million in SG&A, $1 million in engineering expense and $4 million in depreciation and amortization expense. In the third quarter of 2014, we incurred $8 million in restructuring and related costs including non-cash charges of $2 million, primarily related to European cost reduction efforts, headcount reductions in Australia and the sale of a closed facility in Cozad, Nebraska, of which $5 million was recorded in cost of sales and $3 million in other expense. In the first nine months of 2015, we incurred $47 million in restructuring and related costs including asset write-downs of $9 million, primarily related to European cost reduction efforts, exiting the Marzocchi suspension business, headcount reductions in Australia and South America, and the closure of a JIT plant in Australia, of which $37 million was recorded in cost of sales, $5 million in SG&A, $1 million in engineering expense and $4 million in depreciation and amortization expense. In the first nine months of 2014, we incurred $28 million in restructuring and related costs including non-cash charges of $3 million, primarily related to European cost reduction efforts, headcount reductions in Australia and South America and the sale of a closed facility in Cozad, Nebraska, of which $20 million was recorded in cost of sales, $3 million in SG&A, $1 million in engineering expense and $4 million in other expense.
Amounts related to activities that are part of our restructuring reserves are as follows:

	December 31, 2014 Restructuring Reserve	2015 Expenses	2015 Cash Payments	Impact of Exchange Rates	September 30, 2015 Restructuring Reserve
	(Millions)
Employee Severance, Termination Benefits and Other Related Costs	$40	38	(30)	(3)	$45
On January 31, 2013, we announced our intent to reduce structural costs in Europe by approximately $60 million annually. We still expect to reach our target annual savings rate in 2016, however the recent dramatic changes in exchange rates will likely have an impact on the actual savings achieved when translated from Euros into U.S. dollars. In the third quarter of 2015, we incurred $35 million in restructuring and related costs, of which $5 million was related to this initiative. In the first nine months of 2015, we incurred $47 million in restructuring and related costs, of which $12 million was related to this initiative. While we are nearing the completion of this initiative, we expect to incur additional restructuring and related costs in 2015 and 2016 due to certain ongoing matters. For example, we closed a plant in Gijon Spain in 2013, but subsequently re-opened it in July 2014 with about half of its prior workforce after the employees' works council successfully filed suit challenging the closure decision. Pursuant to an agreement we entered into with employee representatives, we are currently engaged in a sales process for the facility and intend to continue operating it until a complete transfer of ownership takes place in 2016.
On July 22, 2015, we announced our intention to discontinue our Marzocchi motor bike fork suspension business and our mountain bike business, and liquidate our Marzocchi operations. These actions are subject to a consultation process with the employee representatives and in total would eliminate approximately 138 jobs. We employed 127 people at the Marzocchi plant in Bologna, Italy and an additional 11 people in our operations in North America and Taiwan. We intend to assist our motor bike customers with the transition of current production to an alternative supplier and expect to complete the closure by the end of 2015. On October 19, 2015, we entered into an agreement to sell our mountain bike business to Fox Factory, Inc. This intended action is a part of our ongoing efforts to optimize our Ride Performance business globally while continuously improving our operations and increasing profitability. We recorded charges of $25 million in the third quarter of 2015 related to severance and other employee related costs, asset write-downs and other expenses related to the closure. We anticipate improving financial results by approximately $7 million annually, beginning in 2016.
Under the terms of our amended and restated senior credit agreement that took effect on December 8, 2014, we are allowed to exclude up to $150 million in the aggregate of all costs, expenses, fees, fines, penalties, judgments, legal settlements and other amounts associated with any restructuring, litigation, claim, proceeding or investigation related to or undertaken by us or any of our subsidiaries, together with any related provision for taxes, incurred after December 8, 2014 in the calculation of the financial covenant ratios required under our senior credit facility. As of September 30, 2015, we had excluded $38 million of allowable charges relating to restructuring initiatives against the $150 million available under the terms of the senior credit facility.
Earnings Per Share
We reported net income attributable to Tenneco Inc. of $52 million or $0.88 per diluted common share for the third quarter of 2015. Included in the results for the third quarter of 2015 were negative impacts from expenses related to our restructuring activities and net tax adjustments. The total impact of these items decreased earnings per diluted share by $0.34. We reported net income attributable to Tenneco Inc. of $78 million or $1.27 per diluted common share for the third quarter of 2014. Included in the results for the third quarter of 2014 were negative impacts from expenses related to our restructuring activities and a bad debt charge, which were more than offset by net tax benefits. The net impact of these items increased earnings per diluted share by $0.02.
We reported net income attributable to Tenneco Inc. of $179 million or $2.94 per diluted common share for the first nine months of 2015. Included in the results for the first nine months of 2015 were negative impacts from expenses related to our restructuring activities and net tax adjustments. The total impact of these items decreased earnings per diluted share by $0.55. We reported net income attributable to Tenneco Inc. of $205 million or $3.33 per diluted common share for the first nine months of 2014. Included in the results for the first nine months of 2014 were negative impacts from expenses related to our restructuring activities and a bad debt charge, which were partially offset by net tax benefits. The net impact of these items decreased earnings per diluted share by $0.28.
Dividends on Common Stock
On January 10, 2001, our Board of Directors eliminated the quarterly dividend on our common stock. There are no current plans to reinstate a dividend on our common stock.
Cash Flows for the Three Months Ended September 30, 2015 and 2014

	Three Months Ended September 30,
	2015	2014
	(Millions)
Cash provided (used) by:
Operating activities	$106	$115
Investing activities	(75)	(97)
Financing activities	(36)	1
Operating Activities
For the third quarter of 2015, operating activities provided $106 million in cash compared to $115 million in cash provided during last year’s third quarter. Compared to the prior year, the lower cash from operations was primarily driven by lower net income, increased working capital requirements and higher tax payments. For the third quarter of 2015, cash used for working capital was $34 million versus $2 million of cash used or working capital in the third quarter of 2014. Receivables were a use of cash of $17 million in the third quarter of 2015 compared to a source of cash of $67 million in the prior year’s third quarter. Inventory represented a cash outflow of $19 million for the third quarter of 2015 and a cash outflow of $21 million during the third quarter of 2014. Accounts payable provided $7 million of cash for the quarter ended September 30, 2015, compared to $44 million cash used for the quarter ended September 30, 2014. Cash taxes were $44 million in the third quarter of 2015 compared to $24 million in the prior year’s third quarter.
Investing Activities
Cash used for investing activities was $75 million in the third quarter of 2015 compared to cash used of $97 million in the same period a year ago. Cash payments for plant, property and equipment were $71 million in the third quarter of 2015 versus payments of $95 million in the third quarter of 2014, a decrease of $24 million. Cash payments for software-related intangible assets were $5 million and $3 million, respectively, for the third quarters of 2015 and 2014. There was no change in restricted cash in the third quarter of 2015 and 2014, respectively.

Financing Activities
Cash flow from financing activities was an outflow of $36 million for the quarter ended September 30, 2015 compared to an inflow of $1 million for the quarter ended September 30, 2014. During the third quarter of 2015, we repurchased 2,356,763 shares of our outstanding common stock for $114 million at an average price of $48.35 per share as part of a previously announced stock buyback plan of up to $350 million. Taking into account our operating performance, we now anticipate completing the share repurchase program by the end of 2016. Additionally, on October 23, 2015, we announced that our Board of Directors has expanded our share repurchase program, authorizing the repurchase of an additional $200 million of common stock which we anticipate completing by the end of 2017.

Cash Flows for the Nine Months Ended September 30, 2015 and 2014

	Nine Months Ended September 30,
	2015	2014
	(Millions)
Cash provided (used) by:
Operating activities	$188	$89
Investing activities	(230)	(273)
Financing activities	11	190
Operating Activities
For the first nine months of 2015, operating activities provided $188 million in cash compared to $89 million cash provided during the first nine months of last year. Compared to the prior year, the higher cash from operations was primarily driven by working capital improvements, lower interest payments and lower tax payments. For the first nine months of 2015, cash used for working capital was $199 million versus $277 million of cash used for working capital in the first nine months of 2014. Receivables were a use of cash of $237 million in the first nine months of 2015 compared to a use of cash of $236 million in the first nine months of prior year. Inventory represented a cash outflow of $65 million for the first nine months of 2015 and a cash outflow of $125 million during the first nine months of 2014. Accounts payable provided $70 million of cash for the nine months ended September 30, 2015, compared to $116 million cash provided for the nine months ended September 30, 2014. Cash taxes were $79 million for the first nine months of 2015, net of a US tax refund of $25 million for overpayment in 2014, compared to $98 million in the first nine months of prior year.
Investing Activities
Cash used for investing activities was $230 million in the first nine months of 2015 compared to cash used of $273 million in the same period a year ago. Cash payments for plant, property and equipment were $221 million in the first nine months of 2015 versus payments of $262 million in the first nine months of 2014, a decrease of $41 million. Cash payments for software-related intangible assets were $13 million and $12 million, respectively, for the first nine months of 2015 and 2014. Changes in restricted cash were a source of cash of $1 million in the first nine months of 2015, whereas there was no change in restricted cash in the first nine months of 2014.

Financing Activities
Cash flow from financing activities was an inflow of $11 million for the nine months ended September 30, 2015 compared to an inflow of $190 million for the nine months ended September 30, 2014. During the first nine months of 2015, we repurchased 3,104,763 shares of our outstanding common stock for $158 million at an average price of $50.82 per share as part of a previously announced stock buyback plan of up to $350 million. Taking into account our operating performance, we now anticipate completing the share repurchase program by the end of 2016. Additionally, on October 23, 2015, we announced that our Board of Directors has expanded our share repurchase program, authorizing the repurchase of an additional $200 million of common stock which we anticipate completing by the end of 2017.
Borrowings under our revolving credit facility were $214 million at September 30, 2015 and $196 million at September 30, 2014. There was a $30 million borrowed under the North American accounts receivable securitization programs at both September 30, 2015 and 2014. In the first nine months of 2014, we received $4 million for selling 45 percent equity interest in Tenneco Fusheng (Chengdu) Automobile Parts Co., Ltd. to a third party partner.
Outlook
Based on current industry forecasts and sequential improvement in customer production schedules in China and excluding negative currency impact, we anticipate total fourth quarter revenue growth of six percent, resulting in full-year revenue growth of five percent.
We anticipate fourth quarter currency headwinds of approximately five percent.
Global light vehicle industry production is expected to decrease one percent in the regions where we operate in the fourth quarter. IHS forecasts higher production in North America (two percent), Europe (one percent) and India (six percent), flat in China and lower production expected in South America (down 28 percent) and Australia (down five percent). We are well-positioned to significantly outperform industry production with our balance across customers and platforms.
We expect commercial truck and off-highway revenue to continue to significantly outpace the industry in the fourth quarter due to content growth, offsetting a significant portion of the ongoing industry production weakness.

We also expect solid year-over-year sales growth from our global aftermarket business in the fourth quarter.
In January 2015, our Board of Directors approved a share repurchase program, authorizing our company to repurchase up to $350 million of our outstanding common stock over a three-year period. Based on our operating performance, current industry production forecasts and the anticipated requirements for capital expenditures and working capital to continue funding growth, we are accelerating our share repurchase program and expect to complete it by the end of 2016. Additionally, on October 23, 2015, we announced that our Board of Directors has expanded our share repurchase program, authorizing the repurchase of an additional $200 million of common stock which we anticipate completing by the end of 2017.
Tenneco's revenue projections are based on the type of information set forth under "Outlook" in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" as set forth in Tenneco's Annual Report on Form 10-K for the year ended December 31, 2014. Please see that disclosure for further information. Additionally, revenue assumptions for the fourth quarter are based on current and projected customer projection schedules, as well as IHS Automotive October 2015 production forecasts.
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
Revenue Recognition
We recognize revenue for sales to our original equipment and aftermarket customers when title and risk of loss passes to the customers under the terms of our arrangements with those customers, which is usually at the time of shipment from our plants or distribution centers. Generally, in connection with the sale of exhaust systems to certain original equipment manufacturers, we purchase catalytic converters and diesel particulate filters or components thereof including precious metals (“substrates”) on behalf of our customers which are used in the assembled system. These substrates are included in our inventory and “passed through” to the customer at our cost, plus a small margin, since we take title to the inventory and are responsible for both the delivery and quality of the finished product. Revenues recognized for substrate sales were $1,434 million and $1,478 million for the first nine months of 2015 and 2014, respectively. For our aftermarket customers, we provide for promotional incentives and returns at the time of sale. Estimates are based upon the terms of the incentives and historical experience with returns. Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis. Shipping and handling costs billed to customers are included in revenues and the related costs are included in cost of sales in our condensed consolidated statements of income.
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
Pre-production Design and Development and Tooling Assets
We expense pre-production design and development costs as incurred unless we have a contractual guarantee for reimbursement from the original equipment customer. Unbilled pre-production design and development costs recorded in prepayments and other and long-term receivables totaled $27 million and $23 million at September 30, 2015 and December 31, 2014, respectively. In addition, plant, property and equipment included $58 million and $59 million at September 30, 2015 and December 31, 2014, respectively, for original equipment tools and dies that we own, and prepayments and other included $138 million and $98 million at September 30, 2015 and December 31, 2014, respectively, for in-process tools and dies that we are building for our original equipment customers.
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
Except in the U.K., our pension plans generally do not require employee contributions. Our policy is to fund our pension plans in accordance with applicable U.S. and foreign government regulations and to make additional payments as funds are available to achieve full funding of the accumulated benefit obligation. As of September 30, 2015, all legal funding requirements have been met.
New Accounting Pronouncements
Note 11 in our notes to condensed consolidated financial statements located in Part I Item 1 of this Form 10-Q is incorporated herein for reference.

Liquidity and Capital Resources
Capitalization

	September 30, 2015	December 31, 2014	% Change
	(Millions)
Short-term debt and maturities classified as current	$95	$60	58%
Long-term debt	1,246	1,055	18
Total debt	1,341	1,115	20
Total redeemable noncontrolling interests	36	35	3
Total noncontrolling interests	36	41	(12)
Tenneco Inc. shareholders’ equity	447	497	(10)
Total equity	483	538	(10)
Total capitalization	$1,860	$1,688	10%
General. Short-term debt, which includes maturities classified as current, borrowings by foreign subsidiaries, and borrowings securitized by our North American accounts receivable securitization program, was $95 million and $60 million as of September 30, 2015 and December 31, 2014, respectively. Borrowings under our revolving credit facilities, which are classified as long-term debt, were $214 million and zero at September 30, 2015 and December 31, 2014, respectively.
The 2015 year-to-date increase in Tenneco Inc. shareholders' equity primarily resulted from net income attributable to Tenneco Inc. of $179 million, a $9 million increase related to pension and postretirement benefits and a $15 million increase in premium on common stock and other capital surplus relating to common stock issued pursuant to benefit plans, partially offset by a $95 million decrease caused by the impact of changes in foreign exchange rates on the translation of financial statements of our foreign subsidiaries into U.S. dollars and a $158 million increase in treasury stock as a result of purchases of common stock under our share purchase program.
Overview. Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions. The arrangement is secured by substantially all our domestic assets and pledges of up to 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries.
In April 2015, the FASB issued Accounting Standard Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. For public business entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted for financial statements that have not been previously issued. We adopted this standard for the first quarter of 2015 and applied retrospectively. The balance for unamortized debt issuance costs was $12 million and $14 million at September 30, 2015 and December 31, 2014, respectively.
On December 8, 2014, we completed an amendment and restatement of our senior credit facility by increasing the amounts and extending the maturity dates of our revolving credit facility and our Tranche A Term Facility. As of September 30,

2015, the senior credit facility provides us with a total revolving credit facility size of $1,200 million and had a $289 million balance outstanding under the Tranche A Term Facility, both of which will mature on December 8, 2019. Net carrying amount for the balance outstanding under the Tranche A Term Facility including a $2 million debt issuance cost was $287 million. Funds may be borrowed, repaid and re-borrowed under the revolving credit facility without premium or penalty (subject to any customary LIBOR breakage fees). The revolving credit facility is reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. Outstanding letters of credit reduce our availability to borrow revolving loans under the facility. We are required to make quarterly principal payments under the Tranche A Term Facility of $3.75 million through December 31, 2016, $5.625 million beginning March 31, 2017 through December 31, 2017, $7.5 million beginning March 31, 2018 through September 30, 2019 and a final payment of $195 million is due on December 8, 2019. We have excluded the required payments, within the next twelve months, under the Tranche A Term Facility totaling $15 million from current liabilities as of September 30, 2015, because we have the intent and ability to refinance the obligations on a long-term basis by using our revolving credit facility.
At September 30, 2015, of the $1,200 million available under the revolving credit facility, we had unused borrowing capacity of $979 million with $214 million in outstanding borrowings and $7 million in outstanding letters of credit. As of September 30, 2015, our outstanding debt also included (i) $289 million of term debt which consisted of a $287 million net carrying amount including a $2 million debt issuance cost related to our Tranche A Term Facility which is subject to quarterly principal payments as described above through December 8, 2019, (ii) $225 million of notes which consisted of a $221 million net carrying amount including a $4 million debt issuance cost of 5 3/8 percent senior notes due December 15, 2024, (iii) $500 million of notes which consisted of a $494 million net carrying amount including a $6 million debt issuance cost of 6 7/8 percent senior notes due December 15, 2020, and (iv) $125 million of other debt.
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
Senior Credit Facility — Other Terms and Conditions. Our senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA, as defined in the senior credit facility agreement), and consolidated interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined in the senior credit facility agreement) at the end of each period indicated. Failure to maintain these ratios will result in a default under our senior credit facility. The financial ratios required under the amended and restated senior credit facility (or the predecessor facility, as applicable) and the actual ratios we achieved for the three quarters of 2015, are as follows:

			Quarter Ended
	September 30, 2015		June 30, 2015		March 31, 2015
	Required	Actual	Required	Actual	Required	Actual
Leverage Ratio (maximum)	3.50	1.51	3.50	1.36	3.50	1.41
Interest Coverage Ratio (minimum)	2.75	13.07	2.75	12.43	2.75	11.95
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
As of September 30, 2015, we were in compliance with all the financial covenants and operational restrictions of the senior credit facility. Our senior credit facility does not contain any terms that could accelerate payment of the facility or affect pricing under the facility as a result of a credit rating agency downgrade.
Senior Notes. As of September 30, 2015, our outstanding senior notes also included $225 million of 5 3/8 percent senior notes due December 15, 2024 which consisted of $221 million net carrying amount including a $4 million debt issuance cost and $500 million of 6 7/8 percent senior notes due December 15, 2020 which consisted of $494 million net carrying amount including a $6 million debt issuance cost. Under the indentures governing the notes, we are permitted to redeem some or all of the remaining senior notes at specified prices that decline to par over a specified period, (a) on or after December 15, 2019, in the case of the senior notes due 2024, and (b) on or after December 15, 2015, in the case of the senior notes due 2020. In addition, the notes may also be redeemed at a price generally equal to 100 percent of the principal amount thereof plus a premium based on the present values of the remaining payments due to the note holders. Further, the indentures governing the notes also permit us to redeem up to 35 percent of the senior notes due 2024, with the proceeds of certain equity offerings completed on or before December 15, 2017. If we sell certain of our assets or experience specified kinds of changes in control, we must offer to repurchase the notes due 2024 and 2020 at 101 percent of the principal amount thereof plus accrued and unpaid interest.
Our senior notes require that, as a condition precedent to incurring certain types of indebtedness not otherwise permitted, our consolidated fixed charge coverage ratio, as calculated on a pro forma basis, be greater than 2.00. The indentures also contain restrictions on our operations, including limitations on: (i) incurring additional indebtedness or liens; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; (v) asset sales and (vi) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. As of September 30, 2015, we were in compliance with the covenants and restrictions of these indentures.
Accounts Receivable Securitization. We securitize some of our accounts receivable on a limited recourse basis in North America and Europe. As servicer under these accounts receivable securitization programs, we are responsible for performing all accounts receivable administration functions for these securitized financial assets including collections and processing of customer invoice adjustments. In North America, we have an accounts receivable securitization program with three commercial banks comprised of a first priority facility and a second priority facility. We securitize original equipment and aftermarket receivables on a daily basis under the bank program. In March 2015, the North American program was amended and extended to April 30, 2017. The first priority facility provides financing of up to $130 million and the second priority facility, which is subordinated to the first priority facility, provides up to an additional $50 million of financing. Both facilities monetize accounts receivable generated in the U.S. and Canada that meet certain eligibility requirements. The second priority facility also monetizes certain accounts receivable generated in the U.S. or Canada that would otherwise be ineligible under the first priority securitization facility. The amount of outstanding third-party investments in our securitized accounts receivable under the North American program was $30 million at September 30, 2015 and zero at December 31, 2014.
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
We also securitize receivables in our European operations with regional banks in Europe under various separate facilities. The commitments for these arrangements are generally for one year, but some may be canceled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon notification. The amount of outstanding third-party investments in our securitized accounts receivable in Europe was $192 million and $153 million at September 30, 2015 and December 31, 2014, respectively.
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
In our North American accounts receivable securitization programs, we transfer a partial interest in a pool of receivables and the interest that we retain is subordinate to the transferred interest. Accordingly, we account for our North American securitization program as a secured borrowing. In our European programs, we transfer accounts receivables in their entirety to the acquiring entities and satisfy all of the conditions established under ASC Topic 860, “Transfers and Servicing,” to report the transfer of financial assets in their entirety as a sale. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under our European securitization programs approximates the fair value of such receivables. We recognized $1 million interest expense in each of the three month periods ended September 30, 2015 and 2014, and $2 million in each of the nine month periods ended September 30, 2015 and 2014, relating to our North American securitization program. In addition, we recognized a loss of $1 million in each of the three month periods ended September 30, 2015 and 2014, and $3 million in each of the nine month periods ended September 30, 2015 and 2014, on the sale of trade accounts receivable in our European accounts receivable securitization programs, representing the discount from book values at which these receivables were sold to our banks. The discount rate varies based on funding costs incurred by our banks. The discount rate varies based on funding costs incurred by our banks, which averaged approximately two percent during the first nine months of both 2015 and 2014.
Financial Instruments. One of our European subsidiaries receives payment from one of its customers whereby the accounts receivable are satisfied through the early delivery of financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets. No such financial instruments were held by our European subsidiary as of September 30, 2015 or December 31, 2014.
In certain instances, several of our Chinese subsidiaries receive payment from customers through the receipt of financial instruments on the date the customer payments are due. Several of our Chinese subsidiaries also satisfy vendor payments through the delivery of financial instruments on the date the payments are due. Financial instruments issued to satisfy vendor payables and not redeemed totaled $20 million and $24 million at September 30, 2015 and December 31, 2014, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $15 million and $17 million at September 30, 2015 and December 31, 2014, respectively. We classify financial instruments received from our customers as other current assets if issued by a financial institution of our customers or as customer notes and accounts, if issued by our customer. We classified $15 million and $17 million in other current assets at September 30, 2015 and December 31, 2014, respectively. Some of our Chinese subsidiaries that issue their own financial instruments to pay vendors are required to maintain a cash balance if they exceed certain credit limits with the financial institution that guarantees those financial instruments. A restricted cash balance was required at those Chinese subsidiaries at September 30, 2015 for $2 million and was not required at December 31, 2014.
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

Supply Chain Financing. Near the end of the second quarter of 2013 certain of our suppliers in the U.S. extended their payment terms to Tenneco. The liquidity benefit to Tenneco from the extended payment terms totaled $20 million at September 30, 2015. These suppliers also began participating in a supply chain financing program under which they securitize their accounts receivables from Tenneco. Financial institutions participate in the supply chain financing program on an uncommitted basis and can cease purchasing receivables from Tenneco's suppliers at any time. If the financial institutions did not continue to purchase receivables from Tenneco's suppliers under this program, the participating vendors could reduce their payment terms to Tenneco which in turn would cause our borrowings under our revolving credit facility to increase.
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
In managing our foreign currency exposures, we identify and aggregate existing offsetting positions and then hedge residual exposures through third-party derivative contracts. The fair value of our foreign currency forward contracts was less than $1 million at September 30, 2015 and is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. The following table summarizes by major currency the notional amounts for our foreign currency forward purchase and sale contracts as of September 30, 2015. All contracts in the following table mature in 2015.

		September 30, 2015
		Notional Amount in Foreign Currency
		(Millions)
Australian dollars	—Purchase	1
British pounds	—Purchase	6
Canadian dollars	—Sell	(4)
	—Sell	(12)
South African rand	—Purchase	99
Japanese yen	—Purchase	456
	—Sell	(967)
Polish zloty	—Sell	(3)
U.S. dollars	—Purchase	24
	—Sell	(18)

Interest Rate Risk
Our financial instruments that are sensitive to market risk for changes in interest rates are primarily our debt securities. We use our revolving credit facility to finance our short-term and long-term capital requirements. We pay a current market rate of interest on these borrowings. Our long-term capital requirements have been financed with long-term debt with original maturity dates ranging from four to ten years. On September 30, 2015, we had $758 million in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed through December 2020, $225 million is fixed through December 2024, and the remainder is fixed from 2015 through 2025. We also have $504 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” earlier in this Management’s Discussion and Analysis.
We estimate that the fair value of our long-term debt at September 30, 2015 was about 102 percent of its book value. A one percentage point increase or decrease in interest rates related to our variable interest rate debt would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $6 million.

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
Tenneco 401(K) Retirement Savings Plan
Effective January 1, 2012, the Tenneco Employee Stock Ownership Plan for Hourly Employees and the Tenneco Employee Stock Ownership Plan for Salaried Employees were merged into one plan called the Tenneco 401(k) Retirement Savings Plan (the “Retirement Savings Plan”). Under the plan, subject to limitations in the Internal Revenue Code, participants may elect to defer up to 75 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We match 100 percent of an employee's contributions up to three percent of the employee's salary and 50 percent of an employee's contributions that are between three percent and five percent of the employee's salary. In connection with freezing the defined benefit pension plans for nearly all U.S. based salaried and non-union hourly employees effective December 31, 2006, and the related replacement of those defined benefit plans with defined contribution plans, we are making additional contributions to the Retirement Savings Plan. We recorded expense for these contributions of approximately $20 million and $19 million for the nine month periods ended September 30, 2015 and 2014, respectively. Matching contributions vest immediately. Defined benefit replacement contributions fully vest on the employee’s third anniversary of employment.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) Not applicable.
(c) Purchase of equity securities by the issuer and affiliated purchasers. The following table provides information relating to our purchase of shares of our common stock in the third quarter of 2015. These purchases reflect shares withheld upon vesting of restricted stock for minimum tax withholding obligations as well as shares repurchased through our share repurchase program. We intend to continue to satisfy statutory minimum tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares.
In January 2015, our Board of Directors approved a share repurchase program, authorizing our company to repurchase up to $350 million of the Company's outstanding common stock over a three-year period. This repurchase program does not obligate Tenneco to make repurchases at any specific time or situation and is part of our overall capital allocation strategy. We repurchased 3,104,763 shares through this program for the nine month period ended September 30, 2015. Based on our operating performance, current industry production forecasts and the anticipated requirements for capital expenditures and working capital to continue funding growth, we are accelerating our share repurchase program and expect to complete it by the end of 2016.
In October 2015, our Board of Directors expanded our company's share repurchase plan, authorizing the repurchase of an additional $200 million of our company's outstanding common stock. This authorization is in addition to the $350 million share repurchase program our company announced in January, 2015. We anticipate completing the additional $200 million share repurchase authorization by the end of 2017.

Period	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares That May Yet be Purchased Under These Plans or Programs (Millions)
July 2015	328,052	$52.90	328,000	$289
August 2015	979,011	$49.23	978,763	241
September 2015	1,050,000	$46.10	1,050,000	192
Total	2,357,063	$48.35	2,356,763	$192

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, Tenneco Inc. has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TENNECO INC.

By:	/S/ KENNETH R. TRAMMELL
Kenneth R. Trammell
Executive Vice President and Chief Financial Officer
Dated: November 4, 2015

INDEX TO EXHIBITS
TO
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2015

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