Form 10-K
period 2015-12-31
TENNECO INC
filed 2016-02-24
CIK 1024725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐      No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015, computed by reference to the price at which the registrant's common stock was last sold on the New York Stock Exchange on June 30, 2015, was approximately $3.4 billion.
Common Stock, par value $.01 per share, outstanding as of February 19, 2016 was 57,514,337.
Documents Incorporated by Reference:

Document	Part of the Form 10-K into which incorporated
Portions of Tenneco Inc.’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 18, 2016	Part III

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

•
changes in distribution channels or competitive conditions in the markets and countries where we operate, including the impact of increasing competition from lower cost, private-label products on our aftermarket business;

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

PART I
ITEM 1.BUSINESS.
TENNECO INC.
General
Our company, Tenneco Inc., designs, manufactures and distributes highly engineered products for both original equipment vehicle manufacturers (“OEMs”) and the repair and replacement markets, or aftermarket, worldwide. We are one of the world’s largest producers of clean air and ride performance products and systems for light vehicle, commercial truck, off-highway and other vehicle applications. As used herein, the term “Tenneco,” “we,” “us,” “our,” or the “Company” refers to Tenneco Inc. and its consolidated subsidiaries.
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
For more information about these matters, see our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2016.
Independence of Directors

•	Eight of our nine directors are independent under the NYSE listing standards.

•	Independent directors are scheduled to meet separately in executive session after every regularly scheduled Board of Directors meeting.

•	We have a lead independent director, Mr. Paul T. Stecko.
Audit Committee

•	All members meet the independence standards for audit committee membership under the NYSE listing standards and applicable Securities and Exchange Commission (“SEC”) rules.

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

Equity Award Policy

•	We have adopted a written policy for all issuances by our company of compensatory awards in the form of our common stock or any derivative of our common stock.
Clawback Policy

•
We have adopted a clawback policy under which we will, in specified circumstances, require reimbursement of annual and long-term incentives paid to an executive officer. We will continue to review this policy as final rulemaking is adopted regarding clawbacks under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

CONTRIBUTIONS OF MAJOR BUSINESSES
For information concerning our operating segments, geographic areas and major products or groups of products, see Note 11 to the consolidated financial statements of Tenneco Inc. included in Item 8. The following tables summarize for each of our reportable segments for the periods indicated: (i) net sales and operating revenues; (ii) earnings before interest expense, income taxes and noncontrolling interests (“EBIT”); and (iii) expenditures for plant, property and equipment. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 for information about certain costs and charges included in our results; and our six operating segments (North America Clean Air, North America Ride Performance, Europe, South America and India Clean Air, Europe, South America and India Ride Performance, Asia Pacific Clean Air and Asia Pacific Ride Performance). Within each geographical area, each operating segment manufactures and distributes either clean air or ride performance products primarily for the original equipment and aftermarket industries. Each of the six operating segments constitutes a reportable segment. Costs related to other business activities, primarily corporate headquarter functions, are disclosed separately from the six operating segments as "Other". We evaluate segment performance based primarily on earnings before interest expense, income taxes, and noncontrolling interests. Products are transferred between segments and geographic areas on a basis intended to reflect as nearly as possible the "market value" of the products.
Net Sales and Operating Revenues:

	2015		2014		2013
	(Dollar Amounts in Millions)
Clean Air Division
North America	$2,867	35%	$2,840	34%	$2,666	33%
Europe, South America & India	1,935	23%	2,088	25%	2,045	26%
Asia Pacific	1,037	13%	1,022	12%	853	11%
Intergroup sales	(116)	(1)%	(139)	(2)%	(120)	(2)%
Total Clean Air Division	5,723	70%	5,811	69%	5,444	68%
Ride Performance Division
North America	1,323	16%	1,361	16%	1,265	16%
Europe, South America & India	972	12%	1,070	13%	1,087	14%
Asia Pacific	275	3%	269	3%	251	3%
Intergroup sales	(84)	(1)%	(91)	(1)%	(83)	(1)%
Total Ride Performance Division	2,486	30%	2,609	31%	2,520	32%
Total Tenneco Inc.	$8,209	100%	$8,420	100%	$7,964	100%

EBIT:

	2015		2014		2013
	(Dollar Amounts in Millions)
Clean Air Division
North America	$244	47%	$237	48%	$229	54%
Europe, South America & India	52	10%	59	12%	57	13%
Asia Pacific	121	23%	101	21%	84	20%
Total Clean Air Division	417	80%	397	81%	370	87%
Ride Performance Division
North America	155	30%	143	29%	124	29%
Europe, South America & India	(5)	(1)%	40	8%	(7)	(1)%
Asia Pacific	39	8%	36	7%	22	5%
Total Ride Performance Division	189	37%	219	44%	139	33%
Other	(87)	(17)%	(124)	(25)%	(85)	(20)%
Total Tenneco Inc.	$519	100%	$492	100%	$424	100%

Expenditures for Plant, Property and Equipment:

	2015		2014		2013
	(Dollar Amounts in Millions)
Clean Air Division
North America	$95	32%	$83	26%	$76	30%
Europe, South America & India	74	25%	84	26%	61	24%
Asia Pacific	43	15%	56	18%	44	17%
Total Clean Air Division	212	72%	223	70%	181	71%
Ride Performance Division
North America	34	12%	35	11%	32	13%
Europe, South America & India	42	14%	47	15%	33	13%
Asia Pacific	6	2%	10	3%	6	2%
Total Ride Performance Division	82	28%	92	29%	71	28%
Other	1	—%	2	1%	2	1%
Total Tenneco Inc.	$295	100%	$317	100%	$254	100%

Interest expense, income taxes, and noncontrolling interests that were not allocated to our operating segments are:

	2015	2014	2013
	(Millions)
Interest expense (net of interest capitalized)	$67	$91	$80
Income tax expense	149	131	122
Noncontrolling interests	56	44	39

DESCRIPTION OF OUR BUSINESS
We design, manufacture and sell clean air and ride performance systems and products for light vehicle, commercial truck, off-highway and other applications, and generated revenues of $8.2 billion in 2015. We serve both original equipment manufacturers (OEMs) and replacement markets worldwide through leading brands, including Monroe®, Rancho®, Clevite® Elastomers, Axios™, Kinetic®, and Fric-Rot™ ride performance products and Walker®, XNOx®, Fonos™, DynoMax® and Thrush® clean air products.
As a parts supplier, we produce individual component parts for vehicles as well as groups of components that are combined as modules or systems within vehicles. These parts, modules and systems are sold globally to most leading OEMs, commercial truck and off-highway engine manufacturers, and aftermarket distribution channels.
Overview of Parts Industry for Vehicles and Engines
The parts industry for vehicles and engines is generally separated into two categories: (1) “original equipment” or “OE” parts that are sold in large quantities directly for use by manufacturers of light vehicles, commercial trucks and off-highway engines; and (2) “aftermarket” or replacement parts that are sold in varying quantities to wholesalers, retailers and installers. In the OE category, parts suppliers are generally divided into tiers — “Tier 1” suppliers that provide their products directly to OEMs, and “Tier 2” or “Tier 3” suppliers that sell their products principally to other suppliers for combination into those other suppliers’ own product offerings.
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
Increasing vehicle emissions regulations are driving opportunities for increasing clean air content of vehicles and engines. Additionally, the increase and expansion in mandated diesel emission control and noise regulations or standards in North America, Europe, China, Japan, Brazil, Russia, India and South Korea have enabled suppliers such as us to serve customers beyond light vehicles. Certain parts suppliers that have traditionally supplied the automotive industry also develop and produce components and integrated systems for commercial truck, off-highway and other applications, such as medium- and heavy-duty trucks, buses, stationary engines, agricultural and construction equipment, locomotive and marine engines and recreational two-wheelers and all-terrain vehicles. We foresee this diversification of content and applications as a source of future growth.
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

Industry Trends
As the dynamics of the customers we serve change, so do the roles, responsibilities and relationships of the participants. Key trends that we believe are affecting parts suppliers include:
General Economic Factors and Production Levels
Global light vehicle production has increased at a moderate but slowing pace over the past three years, increasing 4% in 2013, 3% in 2014 and 1% in 2015. The overall rate of growth in 2015 was largely impacted by the South America and Japan production declines of 21% and 5%, respectively. Of these regions, South America has the biggest impact on Tenneco and continues to struggle with political and economic turmoil. IHS Automotive projects global light vehicle production will grow 3% in 2016. Production of commercial trucks globally and off-highway equipment in regulated regions has weakened over the past three years with production increasing 4% in 2013, about flat in 2014 and declining 7% in 2015. IHS and Power Systems Research forecast these markets to decline 1% in 2016.
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
To meet stricter air quality regulations, we have developed and sold diesel particulate filters (DPFs) in Europe, for example, for the Audi A4, BMW 1 series passenger cars and Scania trucks and in North America for GM Duramax engine applications, the Ford Super Duty, the Chrysler Ram Heavy Duty, and off-highway applications for Caterpillar and John Deere in North America and Europe, and Kubota in Japan. These particulate filters, coupled with converters, reduce emissions of particulate matter by up to 90 percent. In addition, we have development and production contracts for our selective catalytic reduction (SCR) systems with light and commercial vehicle manufacturers. These SCR systems reduce emissions of nitrogen oxides by up to 95 percent. In China, South America, Europe, and Japan, we have development and production contracts for complete turnkey SCR systems that include the urea dosing technology acquired in 2007 and now sold globally under the name XNOx®. New regulations in the U.S. and European markets, which require reductions in carbon dioxide emissions and improvements in fuel economy, are creating increased demand for our fabricated manifolds, maniverters, integrated turbocharger/manifold modules, electronic exhaust valves, and lightweight components. Lastly, for various off-highway customers, we offer emission aftertreatment systems designed to meet environmental regulations or their equivalent outside of the U.S. Both commercial truck and off-highway customers are embracing the concept of turnkey aftertreatment systems which require aftertreatment electronic control units (ECUs) as well as related control software which we have developed and sold to several customers.
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
To remain competitive as a parts and systems supplier, we invest in engineering, research and development, spending $146 million in 2015, $169 million in 2014, and $144 million in 2013, net of customer reimbursements. Such expenses reimbursed by our customers totaled $145 million in 2015, $159 million in 2014, and $169 million in 2013, including building prototypes and incurring other costs on behalf of our customers. We also fund and sponsor university and other independent research to advance our clean air and ride performance development efforts.
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
Tenneco offers adjustable and adaptive damping as well as semi-active suspension systems designed to improve vehicle stability, handling, safety and control. Our systems are based on various technologies including DRiV™ digital valve, Continuously Variable Semi-Active (CVSA) suspension and Kinetic® ride control, and Actively Controlled Car (ACOCAR™). In the aftermarket, we supply premium Monroe® branded brakes that complement our ride performance offerings. In addition, we continue to promote the Safety Triangle™ of Steering-Stopping-Stability to educate consumers about the detrimental effect of worn shock absorbers on vehicle steering and stopping distances.
Outsourcing and Demand for Systems and Modules
OEMs have steadily outsourced more of the design and manufacturing of vehicle parts and systems to simplify the assembly process, lower costs and reduce development times. Furthermore, they have demanded from their parts suppliers fully integrated, functional modules and systems made possible with the development of advanced electronics in addition to innovative, individual vehicle components and parts that may not readily interface together.
Modules and systems being produced by parts suppliers are described as follows:

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

This shift towards fully integrated modules and systems created the role of the Tier 1 systems integrator, a supplier responsible for executing a broad array of activities, including design, development, engineering, and testing of component parts, modules and systems. As an established Tier 1 supplier, we have produced modules and systems for various vehicle platforms produced worldwide, supplying ride performance modules for the Chevrolet Silverado, GMC Sierra, Chevrolet Malibu, Chevrolet Impala and Chevrolet Cruze and emission control systems for the Chevrolet Colorado, GMC Canyon, Ford Super Duty, Ford Focus, Chevrolet Silverado, GMC Sierra, Chevrolet Malibu, Opel Astra, and VW Golf. In addition, we continue to design other modules and systems for platforms yet to be introduced to the global marketplace.
Global Reach of OE Customers
Changing market dynamics are driving OEMs and their parts suppliers to expand their global reach:

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

•
Location of Production Closer to End Markets:    As OEMs and parts suppliers have shifted production globally to be closer to their end markets, suppliers have expanded their reach, capturing sales in other markets and taking advantage where possible of relatively low labor costs.

•	Global Rationalization of OE Vehicle Platforms (described below).
Because of these trends, OEMs are increasingly seeking suppliers capable of supporting vehicle platforms on a global basis. They want suppliers like Tenneco with design, production, engineering and logistics capabilities that can be accessed not just in North America and Europe but also in many other regions of the world.
Global Rationalization of OE Vehicle Platforms
OEMs have standardized on global platforms designing basic mechanical structures that are suitable for a number of similar vehicle models and able to accommodate different features for more than one region. This standardization will drive production of light vehicles designed on global platforms to grow. Accordingly light vehicle platforms whose annual production exceed one million units will grow from 53 percent of global OE production in 2015 to 57 percent in 2020 based on data provided by IHS Automotive.
With such global platforms, OEMs realize significant economies of scale by limiting variations in items such as steering columns, brake systems, transmissions, axles, exhaust systems, support structures and power window and door lock mechanisms. The shift towards standardization can also benefit parts suppliers. They can experience greater economies of scale, lower material costs, and reduced development costs.
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
Changing Aftermarket Distribution Channels and Increased Competition from Lower cost, Private-Label Products
From 2003 to 2015, the number of traditional jobber stores declined in the U.S. Major aftermarket retailers, such as AutoZone and Advance Auto Parts, have continued their work to expand their retail outlets and commercial distribution strategies to sell directly and more effectively to parts installers, which historically had purchased the majority of their needs from local warehouse distributors and jobbers. The size and number of consolidations as well as key customer distribution center footprint expansions have increased in the last a few years, including Advance Auto Parts' purchase of Carquest (which included WorldPac), Auto Zone's purchase of Interamerican Motor Company, O'Reilly Auto Parts' purchase of V.I.P. to expand their entrance into the Northeast U.S. market, and Icahn Enterprises L.P.'s agreement to acquire Pep Boys. We are well positioned to respond to these trends and feel our strategy and portfolio of customers are in line with the market changes and opportunities. We make and sell high-quality products marketed under premium brands that appeal to aftermarket retailers and the customers they serve. In addition, our breadth of suspension and emissions control products and a reputation for customer service provide benefits to both wholesalers and retailers.
More recently, our aftermarket business is facing increasing competition from these lower cost, private-label products and there is growing pressure to expand our entry-level product lines so that retailers may offer a greater range of price points to their consumer customers.
Analysis of Revenues
The table below provides, for each of the years 2013 through 2015, information relating to our net sales and operating revenues, by primary product lines and customer categories.

	Net Sales Year Ended December 31,
	2015	2014	2013
	(Millions)
Clean Air Products & Systems
Aftermarket	$318	$318	$327
Original Equipment
OE Value-add	3,489	3,559	3,282
OE Substrate(1)	1,916	1,934	1,835
	5,405	5,493	5,117
	5,723	5,811	5,444
Ride Performance Products & Systems
Aftermarket	941	976	953
Original Equipment	1,545	1,633	1,567
	2,486	2,609	2,520
Total Revenues	$8,209	$8,420	$7,964

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 for a discussion of substrate sales.
Brands
We have two of the most recognized brands in the industry: Monroe® used for ride control products and Walker® for exhaust products. We differentiate our products and their value proposition with our brands:

•	Monroe®, Kinetic®, Fric-Rot™, Gas-Matic®, Sensa-Trac®, OESpectrum®, and Quick-Strut® for ride performance products,

•	Walker®, Fonos™, XNOx®, Mega-Flow®, Quiet-Flow®, and Tru-Fit® for clean air products,

•	DynoMax® and Thrush® for performance clean air products,

•	Rancho® for suspension products for high performance light trucks, and

•	Clevite® Elastomers and Axios™ for noise, vibration and harshness control components.

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
In 2015, we served more than 80 different OEMs and commercial truck and off-highway engine manufacturers worldwide, and our products were included on nine of the top 10 passenger car models produced for sale in Europe and eight of the top 10 light truck models produced for sale in North America for 2015.
During 2015, our OE customers included the following manufacturers of light vehicles, commercial trucks and off-highway equipment and engines:

North America	Europe	Asia
AM General	Agco Corp	Beijing Automotive
Caterpillar	AvtoVAZ	BMW
CNH Industrial	BMW	Brilliance Automobile
Daimler AG	Caterpillar	Chang'an Automotive
FCA	CNH Industrial (Iveco)	China National Heavy-Duty Truck Group
Ford Motor	Daimler AG	Daimler AG
General Motors	Deutz AG	Dongfeng Motor
Harley-Davidson	FCA	Deutz AG
Honda Motors	Ford Motor	First Auto Works
Hyundai Motor	Geely Automobile	Ford Motor
John Deere	General Motors	Geely Automobile
Navistar International	John Deere	General Motors
Nissan Motor	Mazda Motor	Great Wall Motor
Paccar	McLaren Automotive	Isuzu Motor Company
Toyota Motor	Nissan Motor	Jiangling Motors
Volkswagen Group	Paccar	JND
Volvo Global Truck	PSA Peugeot Citroen	Kubota
	Renault	Nissan Motor
	Suzuki Motor	SAIC Motor
	Tata Motors	Toyota Motor
	Toyota Motor	Weichai Power
	Volkswagen Group	Yuchai Group
Volvo Global Truck

Australia	South America	India
Ford Motor	Agrale S.A.	Ashok Leyland
General Motors	CNH Industrial (Iveco)	BMW
Toyota Motor	Daimler AG	Daimler AG
	FCA	Ford Motor
	Ford Motor	General Motors
	General Motors	Mahindra & Mahindra
	Navistar International	Nissan Motor
	Nissan Motor	Suzuki Motor
	PSA Peugeot Citroen	Tata Motors
	Randon S.A.	Toyota Motor
	Renault	Volkswagen Group
Toyota Motor
Volkswagen Group
The following customers accounted for 10 percent or more of our net sales in any of the last three years.

Customer	2015	2014	2013
General Motors Company	15%	15%	15%
Ford Motor Company	13%	13%	14%
During 2015, our aftermarket customers were comprised of full-line and specialty warehouse distributors, retailers, jobbers, installer chains and car dealers. These customers included National Auto Parts Association (NAPA), Advance Auto Parts, Uni-Select, O’Reilly Auto Parts, Aftermarket Auto Parts Alliance, and AutoZone in North America, Temot Autoteile GmbH, Autodistribution International, Group Auto Union, Auto Teile Ring and AP United in Europe and Rede Presidente in South America. We believe our aftermarket revenue mix is balanced, with our top 10 aftermarket customers accounting for 63 percent of our net aftermarket sales and our aftermarket sales representing 15 percent of our total net sales in 2015.
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

Clean Air Systems
Vehicle emission control products and systems play a critical role in safely conveying noxious exhaust gases away from the passenger compartment and reducing the level of pollutants and engine exhaust noise emitted to acceptable levels. Precise engineering of the exhaust system — which extends from the manifold that connects an engine’s exhaust ports to an exhaust pipe, to the catalytic converter that eliminates pollutants from the exhaust, and to the muffler that modulates noise emissions — leads to a pleasantly tuned engine sound, reduced pollutants and optimized engine performance.
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

•	Diesel Particulate Filters (DPFs) — Devices to capture and regenerate particulate matter emitted from diesel engines;

•	Burner systems — Devices which actively combust fuel and air inside the exhaust system to create extra heat for DPF regeneration, or to improve the efficiency of SCR systems;

•	Lean NOx traps — Devices which reduce nitrogen oxide (NOx) emissions from diesel powertrains using capture and store technology;

•	Hydrocarbon vaporizers and injectors — Devices to add fuel to a diesel exhaust system in order to regenerate particulate filters or Lean NOx traps;

•
Selective Catalytic Reduction (SCR) systems — Devices which reduce NOx emissions from diesel powertrains using urea mixers and injected reductants such as Verband der Automobil industrie e.V.'s AdBlue® or Diesel Exhaust Fluid (DEF);

•
SCR-coated diesel particulate filters (SDPF) systems - Lightweight and compact devices combining the SCR catalyst and the particulate filter onto the same substrate for reducing NOx and particulate matter emissions;

•	Urea dosing systems - Systems comprised of a urea injector, pump, and control unit, among other parts, that dose liquid urea onto SCR catalysts;

•	Four-way catalysts - Devices that combine a three-way catalyst and a particulate filter onto a single device by having the catalyst coating of a converter directly applied onto a particulate filter;

•
Alternative NOx reduction technologies — Devices which reduce NOx emissions from diesel powertrains, by using, for example, alternative reductants such as diesel fuel, E85 (85% ethanol, 15% gasoline), or solid forms of ammonia;

•	Mufflers and resonators — Devices to provide noise elimination and acoustic tuning;

•
Fabricated exhaust manifolds — Components that collect gases from individual cylinders of a vehicle’s engine and direct them into a single exhaust pipe. Fabricated manifolds can form the core of an emissions module that includes an integrated catalytic converter (maniverter) and/or turbocharger;

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

For the catalytic converters, SCR system and other substrate-based devices we sell, we need to procure substrates coated with precious metals or in the case of catalytic converter systems only, purchase the complete systems. We obtain these components and systems from third parties, often at the OEM's direction, or directly from OE vehicle and engine manufacturers. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on our sales of these products.
We supply our clean air offerings to approximately 30 light vehicle manufacturers for use on over 225 light vehicle models, including six of the top 10 passenger car models produced in Europe and seven of the top 10 light truck models produced in North America for 2015. We also supply clean air products to approximately 30 manufacturers of commercial trucks, off-highway equipment and engines, and other vehicles including BMW Motorcycle, Caterpillar, CNHTC, Daimler Trucks, Deutz, FAW Truck, Harley-Davidson, John Deere, Kubota, Scania and Weichai Power.

We acquired our original clean air product line in 1967 with the acquisition of Walker Manufacturing Company, which was founded in 1888, and became one of Europe’s leading OE clean air systems suppliers with the acquisition of Heinrich Gillet GmbH & Co. in 1994. Throughout this document, the term “Walker” refers to our subsidiaries and affiliates that produce clean air products and systems.
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
Ride Performance Systems
Superior ride control is governed by a vehicle’s suspension system, including shock absorbers and struts. Shock absorbers and struts maintain the vertical loads placed on vehicle tires, helping keep the tires in contact with the road. Vehicle steering, braking, acceleration and safety depend on maintaining contact between the tires and the road. Worn shocks and struts can allow excessive transfer of the vehicle’s weight — from side to side, known as “roll;” from front to rear, called “pitch;” or up and down, “bounce.” Because shock absorbers and struts are designed to control the vertical loads placed on tires, they provide resistance to excessive roll, pitch and bounce.
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

•	Monroe® Intelligent Suspension Portfolio:

◦
Kinetic® suspension technology — A suite of roll-control and nearly equal wheel-loading systems ranging from simple mechanical systems to complex hydraulic systems featuring proprietary and patented technology. We have won the PACE Award for our Kinetic® suspension technology;

◦	Dual-mode suspension - An adaptive suspension solution used for small- and medium-sized vehicles that provides drivers a choice of two suspension modes such as comfort and sport;

◦
Semi-active and active suspension systems — Shock absorbers and suspension systems such as CVSA2 and ACOCAR™ that electronically adjust a vehicle’s performance based on certain inputs such as steering and braking;

◦
Kinetic H2/CVSA Continuously Variable Semi Active suspension system (Formerly known as CES) — In 2011, we won the Supplier of the Year award from Vehicle Dynamics International magazine, which recognizes outstanding achievement in global automotive suspension and chassis engineering, for the Kinetic H2/CVSA Continuously Variable Semi Active suspension system installed on the McLaren MP4-12C; and

•	Other — We also offer other ride performance products such as load assist products, springs, steering stabilizers, adjustable suspension systems, suspension kits and modular assemblies.
We supply our ride performance offerings to approximately 25 light vehicle manufacturers for use on over 195 light vehicle models, including eight of the top 10 passenger car models produced in Europe and eight of the top 10 light truck models produced in North America for 2015. We also supply ride performance products and systems to over 40 manufacturers of commercial truck, off-highway and other vehicles including Volvo Truck, Scania, Navistar, Daimler Trucks and Paccar.
In the ride performance aftermarket, we manufacture, market and distribute replacement shock absorbers for virtually all North American, European and Asian light vehicle models under several brand names including Gas-Matic®, Sensa-Trac®, Monroe® Reflex® and Monroe® Adventure™, Quick-Strut®, as well as Clevite® Elastomers and Axios™ for elastomeric vibration control components. We also sell ride performance offerings for commercial truck and other aftermarket segments, such as our Gas-Magnum® shock absorbers for the North American commercial category.
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
Clean Air
We operate 63 clean air manufacturing facilities worldwide, of which 14 facilities are located in North America, 25 in Europe, South America and India, and 24 in Asia Pacific. We operate 18 of the manufacturing facilities in Asia Pacific through joint ventures in which we hold a controlling interest. We operate five clean air engineering and technical facilities worldwide and share three other such facilities with our ride performance operations. Of the five clean air engineering and technical facilities, one is located in North America, two in Europe, and two in Asia Pacific. In addition, two joint ventures in which we hold a noncontrolling interest operate a total of two manufacturing facilities in Europe.
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

To strengthen our position as a Tier 1 OE systems supplier, we have developed some of our clean air manufacturing operations into “just-in-time” or “JIT” systems. In this system, a JIT facility located close to our OE customer’s manufacturing plant receives product components from both our manufacturing operations and independent suppliers, and then assembles and ships products to the OEMs on an as-needed basis. To manage the JIT functions and material flow, we have advanced computerized material requirements planning systems linked with our customers’ and supplier partners’ resource management systems. We have 25 clean air JIT assembly facilities worldwide, of which two facilities are located in North America, ten in Europe and India, and 13 in Asia Pacific.
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

Ride Performance
We operate 30 ride performance manufacturing facilities worldwide, of which nine facilities are located in North America, 15 in Europe, South America and India, and six in Asia Pacific. We operate two of the facilities through joint ventures in which we hold a controlling interest, one in Europe and another one in Asia. We operate seven engineering and technical facilities worldwide and share three other such facilities with our clean air operations. Of the seven ride performance engineering and technical facilities, two are located in North America, four in Europe, South America and India, and one in Asia Pacific.
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
Conventional shock absorbers and struts generally develop an appropriate compromise between ride comfort and handling. Our innovative gas-charged shock absorbers and struts provide both ride comfort and vehicle control, resulting in improved handling, reduced vibration and a wider range of vehicle control. This technology can be found in our premium quality OESpectrum® shock absorbers. We further enhanced this technology by adding the SafeTech™ fluon banded piston, which improves shock absorber performance and durability. We introduced the Monroe® Reflex® shock absorber, which incorporates our Impact Sensor™ device. This technology permits the shock absorber to automatically switch in a matter of milliseconds between firm and soft compression damping when the vehicle encounters rough road conditions, and thus maintaining better tire-to-road contact and improving handling and safety. We developed the Quick-Strut® which simplifies and shortens the installation of aftermarket struts. This technology combines the spring and upper mount into a single, complete module, eliminating the need for special tools and skills required previously. We have also developed an innovative computerized electronic suspension system, which features dampers developed by Tenneco and electronic valves designed by Öhlins Racing AB. The Continuously Variable Semi Active ("CVSA") electronic suspension ride performance system is featured on Audi, Volvo, Ford, Volkswagen, BMW, and

Mercedes Benz vehicles. To help make electronic suspension more affordable to a wider range of vehicles, we are designing an innovative, electronically-controlled DRiV™ suspension system that features hydraulic valve technology we purchased in 2014 from Sturman Industries.
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
Business Strategy
We strive to strengthen our global market position by designing, manufacturing, delivering and marketing technologically innovative clean air and ride performance products and systems for OEMs and the aftermarket. We work toward achieving a balanced mix of products, markets and customers by capitalizing on emerging trends, specific regional preferences and changing customer requirements. We target both mature and developing markets for light vehicles, commercial trucks, off-highway engines and other vehicle or engine applications. We further enhance our operations by focusing on operational excellence in all functional areas.
The key components of our business strategy are described below:
Develop and Commercialize Advanced Technologies
We develop and commercialize technologies that allow us to expand into new, fast-growing market segments and serve our existing customers. By anticipating customer needs and preferences, we design advanced technologies that meet global market needs. For example, to meet the increasingly stringent emissions regulations being introduced around the world, we offer several technologies designed to reduce NOx emissions from passenger, commercial truck and off-highway vehicles. These technologies include an integrated Selective Catalytic Reduction (SCR) system that incorporates our XNOx® technology, electrical valves for diesel-powered vehicles with low-pressure exhaust gas recirculation systems, and diesel and gasoline particulate filters. We also offer a NOx absorber and a hydrocarbon lean NOx catalyst system, thermal management solutions, such as our T.R.U.E.-Clean® active diesel particulate filter system and, through a consortium, thermoelectric generators that convert waste exhaust heat into electrical energy.
We expect demand for our products to continue to rise over the next several years. Advanced aftertreatment exhaust systems are required to comply with emissions regulations that affect light, commercial truck and off-highway vehicles as well as locomotive, marine and stationary engines. In addition, vehicle manufacturers are offering greater comfort, handling and safety features with products such as electronic suspension and adjustable dampers. Our Continuously Variable Semi Active ("CVSA") electronic suspension shock absorbers, which we co-developed with Öhlins Racing AB, are now sold to Volvo, Audi, Mercedes, VW, BMW, and Ford, among others, and our engineered elastomers to manufacturers with unique requirements. Our newest electronic suspension product DRiV™ is the first industry example of multiple digital valves coupled with smart switching for use in ride performance products that results in faster response, lighter weight, and reduced power consumption compared to existing analog products.
We continue to focus on introducing highly engineered systems and complex assemblies and modules that provide value-added solutions to our customers and increase our content on vehicles. Having many of our engineering and manufacturing facilities integrated electronically, we believe, has helped our products continue to be selected for inclusion in top-selling vehicles. In addition, our just-in-time and in-line sequencing manufacturing processes and distribution capabilities have enabled us to be more responsive to our customers’ needs.

Penetrate Adjacent Market Segments
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
We design and launch clean air products for commercial truck and off-highway customers such as Caterpillar, for whom we are their global diesel clean air system integrator, John Deere, Navistar, Deutz, Daimler Trucks, Scania, Weichai Power, FAW Group and Kubota.
We engineer and build modular NOx-reduction systems for large engines that meet standards of the International Maritime Organization, among others. In 2015, we received three Product Design Assessment (PDA) certificates from the American Bureau of Shipping, one of the world's leading ship-classification societies, and two Approved-In-Principle (AIP) certificates from DNV GL, another leading global classification society and recognized advisor of the maritime industry.
Our revenues generated by our commercial truck, off-highway and other business sectors were 15 percent of our total annual OE revenues in both 2015 and 2014.
Expand and Adjust Manufacturing Footprint and Engineering Capabilities
We continue to expand and adjust our global footprint to serve OE and aftermarket customers, building our capabilities to engineer and produce cost competitively cutting-edge products around the world. After adding to our footprint in China, Japan and Thailand from 2011 to 2012, we opened our clean air manufacturing facility in Chakan, India located close to key customers in the Pune region in 2013. In 2014, we opened our clean air research and development facility in Kunshan, China to enhance our engineering capabilities and develop China-specific solutions. In 2015, we opened new facilities in Jeffersonville, Indiana, Sanand, India, Stanowice, Poland and Suzhou, China. We also expanded our manufacturing operations in Celaya, Mexico that produce shock absorbers and other ride performance products for light vehicles and commercial trucks and in Tredegar, U.K. to support growth on significant incremental new business. In addition, we built out our engineering capabilities in Poland, as well as the expansion of our testing capabilities in Germany.
Besides expanding our manufacturing footprint and engineering capabilities to serve new customers or markets, we are re-aligning our production, supply chain and other operational functions to ensure standardization, remove redundancies, reduce transit costs, leverage economies of scale, and optimize manufacturing productivity.
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
We provide value differentiation by creating product extensions bearing our various brands. For example, we offer Monroe® Reflex® and Monroe® OESpectrum® shock absorbers, Walker® Quiet-Flow® mufflers, Rancho® ride performance products, DynoMax® exhaust products and Walker Ultra® catalytic converters, and in Europe, Walker and Aluminox Pro™ mufflers. Further, we market Monroe® Springs and Monro-Magnum® (bus and truck shock line) in Europe and continue to grow our Monroe® Brake pads in North America. We continue to explore other opportunities for developing new product lines that will be marketed under our existing, well-known brands.
We strive to gain additional market share in the aftermarket business by adding new product offerings and increasing our market coverage of existing brands and products. For one, we offer an innovative ride performance product, the Quick-Strut®, that combines the spring and the upper mount into a single, complete module and simplifies and shortens the installation process, eliminating the need for the special tools and skills required previously. Additionally, we find ways to benefit from the consolidation of, and the regional expansion by, our customers and gain business from our competitors given our strength and understanding in the markets and channels we do business in.
Our success in the aftermarket strengthens our competitive position with OEMs, and vice versa. We gain timely market and product knowledge that can be used to modify and enhance our offerings for greater customer acceptance. We also can readily introduce aftermarket products by leveraging our experience in the OE market. An example of such is our suite of manifold converters and diesel particulate filters which were first sold in the OE market and then tailored for the aftermarket.

Execute Focused Transactions
We have successfully identified and capitalized on acquisitions, alliances and divestitures to achieve strategic growth and alignment. Through these transactions, we have (1) expanded our product portfolio with complementary technologies; (2) realized incremental business from existing customers; (3) gained access to new customers; (4) achieved leadership positions in geographic regions outside North America; and (5) re-focused on areas that will contribute to our profitable growth.
We positioned ourselves as a leading exhaust supplier in the rapidly growing Asian region through our operations in China, India and Thailand. We increased our investment from 80 percent to 100 percent in Tenneco Tongtai Exhaust Company Limited (TTEC) located in Dalian in the fourth quarter of 2013.
We have a licensing agreement for T.R.U.E.-Clean®, an exhaust aftertreatment technology used for automatic and active regeneration of Diesel Particulate Filters (DPFs), with Woodward Governor Company. This is an example of a technology which complements our array of existing clean air products, allowing us to provide integrated exhaust aftertreatment systems to commercial truck, off-highway and other vehicle manufacturers.
In 2012, we signed an exclusive joint development agreement with Cormetech Inc., a joint equity company of Corning Inc. and Mitsubishi Heavy Industries Ltd, to design ultra-large diameter SCR catalysts for marine, locomotive and certain stationary applications. Also in 2012, we signed a nonexclusive Joint Development and Licensing Agreement with Amminex for the design and development of Solid SCR™ systems.
In February 2014, we secured the exclusive rights to the digital valve technology used in our DRiV™ suspension systems from Sturman Industries, Inc. DRiV™ systems feature electronically controlled dampers with hydraulic valves that can be used in a variety of vehicle damping applications.
In July 2015, we announced our intention to discontinue our Marzocchi motorcycle fork suspension product line and our mountain bike suspension product line, and liquidate our Marzocchi operations. In November 2015, we closed on the sale of certain assets related to our Marzocchi mountain bike suspension product line to the affiliates of Fox Factory Holding Corp.; and in December 2015, we closed on the sale of the Marzocchi motorcycle fork product line to an Italian company, VRM S.p.A.
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
Adapt Cost Structure to Economic Realities
We aggressively respond to difficult economic environments, aligning our operations to any resulting reductions in production levels and replacement demand and executing comprehensive restructuring and cost-reduction initiatives. For example, on January 31, 2013, we announced our intent to reduce structural costs in Europe by approximately $60 million annually. We still expect to reach our target annual savings rate in 2016, however the recent dramatic changes in exchange rates will likely have an impact on the actual savings achieved when translated from Euros to U.S. dollars. We incurred $78 million in restructuring and related costs in 2013, of which $69 million was related to this initiative including $3 million for non-cash asset write downs. In 2014, we incurred $49 million in restructuring and related costs, of which $31 million was related to this initiative including $3 million for non-cash asset write downs. In 2015, we incurred $63 million in restructuring and related costs, of which $22 million was related to this initiative. While we are nearing the completion of this initiative, we expect to incur additional restructuring and related costs in 2016 due to certain ongoing matters. For example, we closed a plant in Gijon Spain in 2013, but subsequently re-opened it in July 2014 with about half of its prior workforce after the employees' works council successfully filed suit challenging the closure decision. Pursuant to an agreement we entered into with employee representatives, we are currently engaged in a sale process to identify potential purchasers for the facility and intend to continue operating it until a complete transfer of ownership takes place. In November 2015, we closed on the sale of certain assets related to our Marzocchi mountain bike suspension product line to the affiliates of Fox Factory Holding Corp.; and in December 2015, we closed on the sale of the Marzocchi motorcycle fork product line to an Italian company, VRM S.p.A. We recorded charges of $29 million in 2015 related to severance and other employee related costs, asset write-downs and other expenses related to the closure.
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
Environmental Matters
We estimate that we and our subsidiaries will make expenditures for plant, property and equipment for environmental matters of approximately $6 million in 2016 and $2 million in 2017.

For additional information regarding environmental matters, see Item 3, “Legal Proceedings,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 12 to the consolidated financial statements of Tenneco Inc. included in Item 8.
Employees
As of December 31, 2015, we had approximately 30,000 employees of whom approximately 45 percent were covered by collective bargaining agreements. European works councils cover 16 percent of our total employees, a majority of whom are also included under collective bargaining agreements. Several of our existing labor agreements in Mexico and the United States are scheduled for renegotiation in 2016. In addition, agreements covering plants in Argentina, Brazil and Thailand are expiring in 2016. We regard our employee relations as satisfactory.

Other
The principal raw material that we use is steel. We obtain steel from a number of sources pursuant to various contractual and other arrangements. We believe that an adequate supply of steel can presently be obtained from a number of different domestic and foreign suppliers. We address price increases by evaluating alternative materials and processes, reviewing material substitution opportunities, increasing component and assembly to best cost countries, as well as strategically pursuing regional and global purchasing strategies for specific commodities, and aggressively negotiating with our customers to allow us to recover these higher costs from them.
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
We are a global company and, as such, our businesses are affected by economic conditions in the various geographic regions in which we do business. Economic difficulties generally lead to tightening of credit and liquidity. These conditions often lead to low consumer confidence, which in turn results in delayed and reduced purchases of durable goods such as automobiles and other vehicles. As a result, during difficult economic times our OEM customers can significantly reduce their production schedules. For example, light vehicle production declined significantly during the economic crisis in 2008 and 2009 in North America and Europe, and European production remains below pre-crisis levels. More recently, light vehicle and commercial truck production has declined significantly in South America in 2014 and 2015 and persistent challenges in the Chinese economy going into 2016 may result in lower-than-anticipated growth in both light and commercial vehicles in the region. Additionally, production of off-highway equipment with our content on them continues to be weak in certain product applications, such as agricultural and construction equipment in the United States and Europe. Any deterioration or prolonged difficulty in economic conditions in any region in which we do business could have a material adverse effect on our business, financial position and liquidity.
In addition, economic difficulties often lead to disruptions in the financial markets, which may adversely impact the availability and cost of credit which could materially and negatively affect our company. Future disruptions in the capital and credit markets could adversely affect our customers’ and our ability to access the liquidity that is necessary to fund operations on terms that are acceptable to us or at all.
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
Moreover, severe financial or operating difficulties at any automotive, commercial truck and off-highway vehicle manufacturer or other supplier could have a significant disruptive effect on the entire industry, leading to supply chain disruptions and labor unrest, among other things. These disruptions could force original equipment manufacturers and, in turn, other suppliers, including us, to shut down production at plants. While the issues that our customers and suppliers face during economic difficulties may be primarily financial in nature, other difficulties, such as an inability to meet increased demand as conditions recover, could also result in supply chain and other disruptions.
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
Demand for and pricing of our products are subject to economic conditions and other factors present in the various domestic and international markets where our products are sold. Demand for our OE products is subject to the level of consumer demand for new vehicles that are equipped with our parts. The level of new light vehicle, commercial truck and off-highway vehicle purchases is cyclical, affected by such factors as general economic conditions, interest rates and availability of credit, consumer confidence, patterns of consumer spending, industrial construction levels, fuel costs, government incentives and vehicle replacement cycles. Consumer preferences also impact the demand for new light vehicle purchases. For example, if consumers increasingly prefer electric vehicles, demand for the vehicles equipped with our clean air products would decrease.
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
In addition, we believe that increasingly stringent environmental standards for emissions have presented and will continue to present an important opportunity for us to grow our clean air product line. We cannot assure you, however, that environmental standards for emissions will continue to become more stringent or that the adoption of any new standards will not be delayed beyond our expectations.
We are dependent on large customers for future revenue. The loss of all or a substantial portion of our sales to any of these customers or the loss of market share by these customers could have a material adverse impact on us.
We depend on major vehicle manufacturers for a substantial portion of our net sales. For example, during fiscal year ended December 31, 2015, GM and Ford accounted for 15 percent and 13 percent of our net sales, respectively. The loss of all or a substantial portion of our sales to any of our large-volume customers could have a material adverse effect on our financial condition and results of operations by reducing cash flows and our ability to spread costs over a larger revenue base. We may make fewer sales to these customers for a variety of reasons, including but not limited to: (1) loss of awarded business; (2) reduced or delayed customer requirements; (3) strikes or other work stoppages affecting production by the customers; or (4) reduced demand for our customers’ products.
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
The realization of future sales from awarded business is inherently subject to a number of important risks and uncertainties, including the number of vehicles that our OE customers will actually produce, the timing of that production and the mix of options that our OE customers and consumers may choose. For example, light vehicle production declined significantly during the economic crisis in 2008 and 2009 in North America and Europe, and European production remains below pre-crisis levels. More recently, light vehicle and commercial truck production has declined significantly in South America in 2014 and 2015 and persistent challenges in the Chinese economy going into 2016 may result in lower-than-anticipated growth in both light and commercial vehicles in the region. In addition to the risks inherent in the cyclicality of vehicle production, our customers generally have the right to replace us with another supplier at any time for a variety of reasons and have demanded price decreases over the life of awarded business. Accordingly, we cannot assure you that we will in fact realize any or all of the future sales represented by our awarded business. Any failure to realize these sales could have a material adverse effect on our financial condition, results of operations, and liquidity.
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
Our level of debt makes us more vulnerable to changes in our results of operations because a significant portion of our cash flow from operations is dedicated to servicing our debt and is not available for other purposes and our level of debt could impair our ability to raise additional capital if necessary. Further, under the terms of our existing senior secured credit facility, the indentures governing our notes and the agreements governing our other indebtedness, we are able to incur significant additional indebtedness in the future. The more we become leveraged, the more we, and in turn our security holders, become exposed to many of the risks described herein.
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
We regularly implement strategic and other initiatives designed to improve our operating performance. For example, in 2013 we announced a cost reduction initiative in Europe to significantly reduce our annual structural costs in the region. Our inability to implement these initiatives in accordance with our plans or our failure to achieve the goals of these initiatives could have a material adverse effect on our business, particularly since we rely on these initiatives to offset pricing pressures from our suppliers and our customers, as described above, as well as to manage the impacts of production cuts, such as the significant production decreases we experienced during 2008 and 2009 as a result of the global economic crisis, and the lingering effects this crisis had in Europe in particular, where light vehicle production declined in 2012 and continues to remain below pre-crisis level. Our implementation of announced initiatives is from time to time subject to legal challenge in certain non-U.S. jurisdictions (where applicable employment laws differ from those in the United States). Furthermore, the terms of our senior credit facility and the indentures governing our notes may restrict the types of initiatives we undertake. In the past we have been successful in obtaining the consent of our senior lenders where appropriate in connection with our initiatives. We cannot assure you, however, that we will be able to pursue, successfully implement or realize the expected benefits of any initiative or that we will be able to sustain improvements made to date.
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
The financial condition and results of operations of some of our operating entities are reported in foreign currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our consolidated financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies generally will have a negative impact on our reported revenues and operating profit while depreciation of the U.S. dollar against these foreign currencies will generally have a positive effect on reported revenues and operating profit. For example, our consolidated results of operations were negatively impacted in 2015 primarily due to the strengthening of the U.S. dollar against the Euro, Chinese Yuan, Canadian dollar, Argentine Peso, and the Brazilian Real.

We do not generally seek to mitigate the impact of currency through the use of derivative financial instruments. To the extent we are unable to match revenues received in foreign currencies with costs paid in the same currency, exchange rate fluctuations in that currency could have a material adverse effect on our business.
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
Significant increases in the cost of certain raw materials used in our products, mainly steel, oil and rubber, or the cost of utility services required to produce our products, to the extent they are not timely reflected in the price we charge our customers or are otherwise mitigated, could materially and adversely impact our results. We attempt to mitigate price increases by evaluating alternative materials and processes, reviewing material substitution opportunities, increasing component sourcing and parts assembly in best cost countries as well as by strategically pursuing regional and global purchasing strategies for specific commodities, and aggressively negotiating to recover these higher costs from our customers. We also continue to pursue productivity initiatives and other opportunities to reduce costs through restructuring activities. During periods of economic recovery, the cost of raw materials and utility services generally rise. Accordingly, we cannot ensure that we will not face increased prices in the future or, if we do, whether these actions will be effective in containing them.
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
Our aftermarket sales may be negatively impacted by increasing competition from lower cost, private-label products.
Distribution channels in the aftermarket have continued to consolidate and, as a result, our sales to large retail customers represent a significant portion of our aftermarket business. Private-label aftermarket products, which are typically manufactured at a lower cost, often containing little or no premium technology, and are branded with a store or other private-label brand, are increasingly available to these large retail customers. Our aftermarket business is facing increasing competition from these lower cost, private-label products and there is growing pressure to expand our entry-level product lines so that retailers may offer a greater range of price points to their consumer customers. We cannot assure you that we will be able to maintain or increase our aftermarket sales to these large retail customers or that increased competition from these lower cost, private-label aftermarket products will not have an adverse impact on our aftermarket business.
Longer product lives of automotive parts are adversely affecting aftermarket demand for some of our products.
The average useful life of automotive parts has steadily increased in recent years due to innovations in products and technologies. The longer product lives allow vehicle owners to replace parts of their vehicles less often. As a result, a portion of sales in the aftermarket has been displaced. This has adversely impacted, and could continue to adversely impact, our aftermarket sales. Also, any additional increases in the average useful lives of automotive parts would further adversely affect the demand for our aftermarket products. Aftermarket sales represented approximately 15 percent of our net sales in both the fiscal years ended December 31, 2015 and 2014.
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
Certain of our operations are conducted through joint ventures, which have unique risks.
Certain of our operations, particularly in China, are conducted through joint ventures. Our joint ventures are governed by mutually established agreements that we entered into with our partners, and, as such, we do not unilaterally control the joint ventures. There is a risk that our partners' objectives for the joint ventures may not be aligned with ours, leading to potential disagreements over management of the joint ventures. At some of our joint ventures, our joint venture partner is also affiliated with the largest customer of the joint venture, which may create a conflict between the interests of our partner and the joint venture. Also, our ability to sell our interest in a joint venture may be subject to contractual and other limitations.
Additional risks associated with joint ventures include our partners failing to satisfy contractual obligations, conflicts arising between us and any of our partners, a change in the ownership of any of our partners and our limited ability to control compliance with applicable rules and regulations. Accordingly, any such occurrences could adversely affect our financial condition, operating results and cash flows.

We are subject to risks related to our international operations.
We have manufacturing and distribution facilities in many regions and countries, including Australia, Asia, North America, Europe, South Africa and South America, and sell our products worldwide. For the fiscal year ended December 31, 2015, approximately 49 percent of our net sales were derived from operations outside North America. International operations are subject to various risks which could have a material adverse effect on those operations or our business as a whole, including:

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
We have a significant amount of long-lived assets and goodwill on our consolidated balance sheet. Under generally accepted accounting principles, long-lived assets are required to be reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. If business conditions or other factors cause profitability and cash flows to decline, we may be required to record non-cash impairment charges. Goodwill must be evaluated for impairment annually or more frequently if events indicate it is warranted. If the carrying value of our reporting units exceeds their current fair value as determined based on the discounted future cash flows of the related business, the goodwill is considered impaired and is reduced to fair value by a non-cash charge to earnings. Events and conditions that could result in impairment in the value of our long-lived assets and goodwill include changes in the industries in which we operate, particularly the impact of a downturn in the global economy, as well as competition and advances in technology, adverse changes in the regulatory environment, or other factors leading to reduction in expected long-term sales or profitability. We did not record any non-cash asset impairment charges during the fiscal years ended December 31, 2013, 2014 or 2015.

The value of our deferred tax assets could become impaired, which could materially and adversely affect our operating results.
As of December 31, 2015, we had approximately $211 million in net deferred tax assets. These deferred tax assets include net operating loss carryovers and tax credits that can be used to offset taxable income in future periods and reduce income taxes payable in those future periods. Each quarter, we determine the probability of the realization of deferred tax assets, using significant judgments and estimates with respect to, among other things, historical operating results and expectations of future earnings and tax planning strategies. If we determine in the future that there is not sufficient positive evidence to support the valuation of these assets, due to the risk factors described herein or other factors, we may be required to further adjust the valuation allowance to reduce our deferred tax assets. Such a reduction could result in material non-cash expenses in the period in which the valuation allowance is adjusted and could have a material adverse effect on our results of operations.
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
Our Clean Air product line operates 63 manufacturing facilities worldwide, of which 14 facilities are located in North America, 25 in Europe, South America and India, and 24 in Asia Pacific. Clean Air also operates five engineering and technical facilities worldwide and shares three other such facilities with Ride Performance. Twenty-five of these manufacturing plants are JIT facilities. In addition, two joint ventures in which we hold a noncontrolling interest operate a total of two manufacturing facilities in Europe, all of which are JIT facilities.
Our Ride Performance product line operates 30 manufacturing facilities worldwide, of which nine facilities are located in North America, 15 in Europe, South America and India, and six in Asia Pacific. Ride Performance also operates seven engineering and technical facilities worldwide and shares three other such facilities with Clean Air. Four of these manufacturing plants are JIT facilities located in Europe and India.
The above-described manufacturing locations are located in Argentina, Australia, Belgium, Brazil, Canada, China, Czech Republic, France, Germany, Hungary, India, Italy, Japan, Mexico, Poland, Portugal, Russia, Spain, South Africa, South Korea, Sweden, Thailand, the United Kingdom and the United States. We also have sales offices located in Singapore and Taiwan.
We own 49 and lease 64 of the properties described above. We hold 18 of the above-described international manufacturing facilities through nine joint ventures in which we own a controlling interest. In addition, two joint ventures in which we hold a noncontrolling interest operate a total of two manufacturing facilities in Europe. We also have distribution facilities at our manufacturing sites and at a few off-site locations, substantially all of which we lease.
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
Environmental Matters
We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense costs related to an existing condition caused by past operations that do not contribute to current or future revenue generation. As of December 31, 2015, we have the obligation to remediate or contribute towards the remediation of certain sites, including one Federal Superfund site. At December 31, 2015, our aggregated estimated share of environmental remediation costs for all these sites on a discounted basis was approximately $14 million, of which $2 million is recorded in other current liabilities and $12 million is recorded in deferred credits and other liabilities in our consolidated balance sheet. For those locations where the liability was discounted, the weighted average discount rate used was 1.8 percent. The undiscounted value of the estimated remediation costs was $17 million. Our expected payments of environmental remediation costs are estimated to be approximately $2 million in 2016, $1 million each year beginning 2017 through 2020 and $11 million in aggregate thereafter.
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

Additionally, some of these matters involve allegations relating to legal compliance. For example, one of our Argentine subsidiaries is currently defending itself against a criminal complaint alleging the failure to comply with laws requiring the proceeds of export transactions to be collected, reported and/or converted to local currency within specified time periods. As another example, in the U.S. we are subject to an audit in 11 states with respect to the payment of unclaimed property to those states, spanning a period as far back as over 30 years. While we vigorously defend ourselves against all of these legal proceedings, claims and investigations and take other actions to minimize our potential exposure, in future periods, we could be subject to cash costs or charges to earnings if any of these matters are resolved on unfavorable terms. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, including our assessment of the merits of the particular claim, except as described above under "Antitrust Investigations," we do not expect the legal proceedings, claims or investigations currently pending against us will have any material adverse impact on our consolidated financial position, results of operations or liquidity.
In addition, for many years we have been and continue to be subject to lawsuits initiated by claimants alleging health problems as a result of exposure to asbestos. Our current docket of active and inactive cases is less than 500 cases nationwide. A small number of claims have been asserted against one of our subsidiaries by railroad workers alleging exposure to asbestos products in railroad cars. The substantial majority of the remaining claims are related to alleged exposure to asbestos in our automotive products although a significant number of those claims appear also to involve occupational exposures sustained in industries other than automotive. We believe, based on scientific and other evidence, it is unlikely that claimants were exposed to asbestos by our former products and that, in any event, they would not be at increased risk of asbestos-related disease based on their work with these products. Further, many of these cases involve numerous defendants, with the number in some cases exceeding 100 defendants from a variety of industries. Additionally, the plaintiffs either do not specify any, or specify the jurisdictional minimum, dollar amount for damages. As major asbestos manufacturers and/or users continue to go out of business or file for bankruptcy, we may experience an increased number of these claims. We vigorously defend ourselves against these claims as part of our ordinary course of business. In future periods, we could be subject to cash costs or charges to earnings if any of these matters are resolved unfavorably to us. To date, with respect to claims that have proceeded sufficiently through the judicial process, we have regularly achieved favorable resolutions. Accordingly, we presently believe that these asbestos-related claims will not have a material adverse impact on our future consolidated financial position, results of operations or liquidity.

ITEM 4.MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 4.1.EXECUTIVE OFFICERS OF THE REGISTRANT.
The following provides information concerning the persons who serve as our executive officers as of February 24, 2016.

Name and Age	Offices Held

Gregg M. Sherrill (63)	Chairman and Chief Executive Officer
Brian J. Kesseler (49)	Chief Operating Officer
Josep Fornos (63)	Executive Vice President, Enterprise Business Initiatives
Timothy E. Jackson (59)	Executive Vice President, Technology, Strategy and Business Development
Kenneth R. Trammell (55)	Executive Vice President and Chief Financial Officer
Gregg Bolt (56)	Senior Vice President, Global Human Resources and Administration
Peng (Patrick) Guo (50)	Senior Vice President and General Manager, Asia Pacific
James D. Harrington (55)	Senior Vice President, General Counsel and Corporate Secretary
Henry Hummel (48)	Senior Vice President and General Manager, Clean Air Division
Enrique Orta (44)	Senior Vice President, Ride Performance Division
Joseph A. Pomaranski (60)	Senior Vice President and General Manager, Global Aftermarket
John E. Kunz (50)	Vice President and Controller
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
Josep Fornos - Mr. Fornos was named Executive Vice President, Enterprise Business Initiatives in September 2015. He served as Executive Vice President, Clean Air Division from October 2014 to September 2015. Prior to that, Mr. Fornos served as Executive Vice President, Ride Performance Division from February 2013 to October 2014, as Executive Vice President and General Manager, Europe, South America and India from March 2012 to February 2013 and as Senior Vice President and General Manager, Europe, South America and India from July 2010 to March 2012. Prior to that, he had served as Vice President and General Manager, Europe Original Equipment Emission Control since March 2007. Mr. Fornos joined Tenneco in July 2000 as Vice President and General Manager, Europe Original Equipment Ride Control. Prior to joining Tenneco, Fornos spent a year at Lear Corporation as General Manager of the company’s seating and wire and harness business in France, following Lear’s acquisition of United Technologies Automotive. Mr. Fornos spent 16 years with United Technologies Automotive, holding several management positions in production, engineering and quality control in Spain and later having Europe-wide responsibility for engineering and quality control.
Timothy E. Jackson — Mr. Jackson has served as Executive Vice President, Technology, Strategy and Business Development since March 2012. He served as our Senior Vice President and Chief Technology Officer from March 2007 to March 2012. Prior to that, Mr. Jackson served as our Senior Vice President — Global Technology and General Manager, Asia Pacific since July 2005. From 2002 to 2005, Mr. Jackson served as Senior Vice President — Manufacturing, Engineering, and Global Technology. In August 2000, he was named Senior Vice President — Global Technology, a role he served in after joining us as Senior Vice President and General Manager — North American Original Equipment and Worldwide Program Management in June 1999. Mr. Jackson came to Tenneco from ITT Industries where he was President of that company’s Fluid Handling Systems Division. With over 30 years of management experience, 25 within the automotive industry, he had also served as Chief Executive Officer for HiSan, a joint venture between ITT Industries and Sanoh Industrial Company. Mr. Jackson has also held senior management positions at BF Goodrich Aerospace and General Motors Corporation.

Kenneth R. Trammell — Mr. Trammell has served as our Chief Financial Officer since September 2003. Mr. Trammell was a Senior Vice President from September 2003 until January 2006 when he became an Executive Vice President. He was our Vice President and Controller from September 1999 to September 2003 and Corporate Controller of Tenneco Inc. from April 1997 to November 1999. He joined Tenneco Inc. in May 1996 as Assistant Controller. Before joining Tenneco Inc., Mr. Trammell spent 12 years with the international public accounting firm of Arthur Andersen LLP, last serving as a senior manager.
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
Henry Hummel - Mr. Hummel was named Senior Vice President and General Manager, Clean Air Division in September 2015. He is responsible for leading Tenneco's Clean Air product line. Mr. Hummel joined Tenneco from GE Healthcare where, since October 2014, he had been serving as President and CEO of molecular imaging and computed tomography, leading the company's $3.5 billion global business focused on diagnostic imaging equipment and services. He had been with GE Healthcare for more than 20 years, managing global business and functions including operations, strategic planning, new product introductions, technology and business integration. In addition to his time with GE Healthcare, Mr. Hummel also spent time with Johnson Controls, Inc., serving as Vice President and General Manager Service North America and Covance, as Vice President and General Manager of the company's Madison, Wisconsin laboratories.
Enrique Orta - Mr. Orta was named Senior Vice President, Ride Performance Division in May 2015. He is responsible for leading Tenneco's Ride Performance product line. Prior to that, Mr. Orta serviced as Vice President and General Manager, Europe Clean Air from July 2010 to May 2015, as Executive Operations Director, Europe Emission Control from June 2008 to July 2010 and as Executive Operations Director, Europe Emission Control from February 2008 to June 2008. Mr. Orta joined Tenneco in 1995 as financial controller and HR manager at the company's newly acquired Valencia, Spain Clean Air plant.
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
John E. Kunz — Mr. Kunz has served as our Vice President and Controller since March 2015 and is our company's principal accounting officer with responsibility for Tenneco's corporate accounting and financial reporting globally. Prior to assuming his role as Controller, Mr. Kunz served as Vice President, Treasurer and Tax, responsible for our company's global tax function. Mr. Kunz also oversaw our company's treasury, insurance and investment activities including building and managing relationships with the banking community and rating agencies. Mr. Kunz joined Tenneco in 2004 from Great Lakes Chemical Corporation, where he rose through responsibility to become vice president and treasurer. Prior to joining Great Lakes in 1999, Mr. Kunz was director of corporate development at Weirton Steel Corporation, where he also held prior positions in capital planning, business development and financial analysis. Prior to that, Mr. Kunz spent four years with the international public accounting firm of KPMG.

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

	Sales Prices
Quarter	High	Low
2015
1st	$59.87	$49.14
2nd	61.73	55.01
3rd	58.20	39.13
4th	57.18	44.15
2014
1st	$62.75	$52.21
2nd	67.69	56.10
3rd	69.22	52.20
4th	58.08	46.64
As of February 19, 2016, there were approximately 15,712 holders of record of our common stock, including brokers and other nominees.
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
Purchase of equity securities by the issuer and affiliated purchasers
The following table provides information relating to our purchase of shares of our common stock in the fourth quarter of 2015. These purchases include shares withheld upon vesting of restricted stock for minimum tax withholding obligations. We generally intend to continue to satisfy statutory minimum tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares.

Period	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares That May Yet be Purchased Under These Plans or Programs (Millions)
October 2015	1,065,919	$48.55	1,065,919	$340
November 2015	58,345	$56.13	57,951	$337
December 2015	32	$50.50	—	$337
Total	1,124,296		1,123,870	$337
In October 2015, our Board of Directors expanded our company’s share repurchase program, authorizing the repurchase of an additional $200 million of our company's outstanding common stock. This authorization was in addition to the $350 million share repurchase program our company announced in January 2015. We anticipate completing the additional $200 million share repurchase program by the end of 2017.

Recent Sales of Unregistered Securities
None.

Share Performance
The following graph shows a five year comparison of the cumulative total stockholder return on Tenneco’s common stock as compared to the cumulative total return of two other indexes: a custom composite index (“Peer Group”) and the Standard & Poor’s 500 Composite Stock Price Index. The companies included in the Peer Group are: American Axle & Manufacturing Co., Borg Warner Inc., Cummins Inc., Johnson Controls Inc., Lear Corp., Magna International Inc., and Meritor, Inc. These comparisons assume an initial investment of $100 and the reinvestment of dividends.

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Tenneco Inc.	100.00	72.35	85.30	137.44	137.54	111.54
S&P 500	100.00	102.11	118.45	156.82	178.29	180.75
Peer Group	100.00	78.45	92.10	145.18	156.60	123.67
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
We are organized and manage our business along our two major product lines (clean air and ride performance) and three geographic areas (North America; Europe, South America and India; and Asia Pacific), resulting in six operating segments (North America Clean Air, North America Ride Performance, Europe, South America and India Clean Air, Europe, South America and India Ride Performance, Asia Pacific Clean Air and Asia Pacific Ride Performance). Within each geographical area, each operating segment manufactures and distributes either clean air or ride performance products primarily for the original equipment and aftermarket industries. Each of the six operating segments constitutes a reportable segment. Costs related to other business activities, primarily corporate headquarter functions, are disclosed separately from the six operating segments as "Other."

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
	2015(a)	2014(b)	2013(c)	2012(d)	2011(e)
	(Millions Except Share and Per Share Amounts)
Statements of Income Data:
Net sales and operating revenues —
Clean Air Division
North America	$2,867	$2,840	$2,666	$2,512	$2,291
Europe, South America & India	1,935	2,088	2,045	1,827	1,952
Asia Pacific	1,037	1,022	853	695	625
Intergroup sales	(116)	(139)	(120)	(108)	(107)
Total Clean Air Division	5,723	5,811	5,444	4,926	4,761
Ride Performance Division
North America	1,323	1,361	1,265	1,223	1,135
Europe, South America & India	972	1,070	1,087	1,094	1,217
Asia Pacific	275	269	251	213	179
Intergroup sales	(84)	(91)	(83)	(93)	(87)
Total Ride Performance Division	2,486	2,609	2,520	2,437	2,444
Total Tenneco Inc.	$8,209	$8,420	$7,964	$7,363	$7,205
Earnings before interest expense, income taxes, and noncontrolling interests —
Clean Air Division
North America	$244	$237	$229	$202	$172
Europe, South America & India	52	59	57	$54	$79
Asia Pacific	121	101	84	$71	$47
Total Clean Air Division	417	397	370	$327	$298
Ride Performance Division
North America	155	143	124	$122	$76
Europe, South America & India	(5)	40	(7)	$41	$69
Asia Pacific	39	36	22	$5	$(6)
Total Ride Performance Division	189	219	139	$168	$139
Other	(87)	(124)	(85)	(67)	(58)
Total Tenneco Inc.	$519	$492	$424	428	379
Interest expense (net of interest capitalized)	67	91	80	105	108
Income tax expense	149	131	122	19	88
Net income	303	270	222	304	183
Less: Net income attributable to noncontrolling interests	56	44	39	29	26
Net income attributable to Tenneco Inc.	$247	$226	$183	$275	$157
Weighted average shares of common stock outstanding —
Basic	59,678,309	60,734,022	60,474,492	59,985,677	59,884,139
Diluted	60,193,150	61,782,508	61,594,062	61,083,510	61,520,160
Basic earnings per share of common stock	$4.14	$3.72	$3.03	$4.58	$2.62
Diluted earnings per share of common stock	$4.11	$3.66	$2.97	$4.50	$2.55

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(Millions Except Ratio and Percent Amounts)
Balance Sheet Data (at year end):
Total assets(f)	$3,967	$3,996	$3,817	$3,593	$3,317
Short-term debt	86	60	83	113	66
Long-term debt(f)	1,124	1,055	1,006	1,052	1,138
Redeemable noncontrolling interests	43	35	20	15	12
Total Tenneco Inc. shareholders’ equity	433	497	433	246	—
Noncontrolling interests	42	41	39	45	43
Total equity	475	538	472	291	43
Statement of Cash Flows Data:
Net cash provided by operating activities	$517	$341	$503	$365	$245
Net cash used by investing activities	(303)	(339)	(266)	(273)	(224)
Net cash provided (used) by financing activities	(172)	20	(175)	(89)	(26)
Cash payments for plant, property and equipment	(286)	(328)	(244)	(256)	(213)
Other Data:
EBITDA including noncontrolling interests(g)	$722	$700	$629	$633	$586
Ratio of EBITDA including noncontrolling interests to interest expense	10.78	7.69	7.86	6.03	5.43
Ratio of net debt (total debt less cash and cash equivalents) to EBITDA including noncontrolling interests(h)	1.28	1.19	1.29	1.49	1.69
Ratio of earnings to fixed charges(i)	5.85	4.41	4.34	3.55	3.10

NOTE: Our consolidated financial statements for the three years ended December 31, 2015, which are discussed in the following notes, are included in this Form 10-K under Item 8.

(a)
2015 includes $63 million of restructuring and related costs primarily related to the European cost reduction efforts, exiting the Marzocchi suspension business, headcount reductions in Australia and South America, and the closure of a JIT plant in Australia. Of the total $63 million we incurred in restructuring and related costs, $10 million was related to asset write-downs. 2015 also includes $4 million in charges related to pension benefits.

(b)
2014 includes $49 million of restructuring and related costs primarily related to the European cost reduction efforts, headcount reductions in Australia and South America, the sale of a closed facility in Cozad, Nebraska and costs related to organizational changes. Of the total $49 million we incurred in restructuring and related costs, $3 million was related to non-cash asset write downs and $2 million was related to a non-cash charge on the sale of a closed facility. 2014 also includes $32 million in charges related to postretirement benefits, of which $21 million was a non-cash charge related to payments made to retirement plan participants out of pension assets and $11 million related to an adjustment to the postretirement medical liability.

(c)
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

(d)
2012 includes a $7 million asset impairment charge related to certain assets of our European Ride Performance business and a benefit of $5 million from property recoveries related to transactions originated by The Pullman Company before being acquired by Tenneco in 1996.

(e)	During the third quarter of 2011, we recorded a goodwill impairment charge of $11 million related to our Australian reporting unit within the Asia Pacific segment.

(f)
In April 2015, the FASB issued Accounting Standard Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. For public business entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted for financial statements that have not been previously issued. We adopted this standard for the first quarter of 2015 and applied retrospectively. The balance for unamortized debt issuance costs was $12 million, $14 million, $13 million, $15 million and $20 million at December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

(g)
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

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Millions)
Net income	$247	$226	$183	$275	$157
Noncontrolling interests	56	44	39	29	26
Income tax expense	149	131	122	19	88
Interest expense, net of interest capitalized	67	91	80	105	108
Depreciation and amortization of other intangibles	203	208	205	205	207
Total EBITDA including noncontrolling interests	$722	$700	$629	$633	$586

(h)
We present the ratio of net debt (total debt less cash and cash equivalents) to EBITDA including noncontrolling interests because management believes it is a useful measure of Tenneco’s credit position and progress toward reducing leverage. The calculation is limited in that we may not always be able to use cash to repay debt on a dollar-for-dollar basis. Net debt balances are derived from the balance sheets as follows:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Millions)
Total Debt	$1,210	$1,115	$1,089	$1,165	$1,204
Total Cash	288	285	280	223	214
Net Debt	$922	$830	$809	$942	$990

(i)
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
Executive Summary
We are one of the world’s leading manufacturers of clean air and ride performance products and systems for light vehicle, commercial truck and off-highway applications. We serve both original equipment (OE) vehicle designers and manufacturers and the repair and replacement markets, or aftermarket, globally through leading brands, including Monroe®, Rancho®, Clevite® Elastomers, Axios™, Kinetic®and Fric-Rot™ ride performance products and Walker®, XNOx®, Fonos™, DynoMax® and Thrush®clean air products. We serve more than 80 different original equipment manufacturers and commercial truck and off-highway engine manufacturers, and our products are included on nine of the top 10 car models produced for sale in Europe and eight of the top 10 light truck models produced for sale in North America for 2015. Our aftermarket customers are comprised of full-line and specialty warehouse distributors, retailers, jobbers, installer chains and car dealers. As of December 31, 2015, we operated 93 manufacturing facilities worldwide and employed approximately 30,000 people to service our customers’ demands.
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
For 2015, light vehicle production continued to improve from recent years in some of the geographic regions in which we operate. Light vehicle production was up three percent in North America, six percent in India, and four percent in both Europe and China. South America light vehicle production was down 21 percent and Australia was down two percent from 2014 levels.
We are organized and manage our business along our two major product lines (clean air and ride performance) and three geographic areas (North America; Europe, South America and India; and Asia Pacific), resulting in six operating segments (North America Clean Air, North America Ride Performance, Europe, South America and India Clean Air, Europe, South America and India Ride Performance, Asia Pacific Clean Air and Asia Pacific Ride Performance). Within each geographical area, each operating segment manufactures and distributes either clean air or ride performance products primarily for the original equipment and aftermarket industries. Each of the six operating segments constitutes a reportable segment. Costs related to other business activities, primarily corporate headquarter functions, are disclosed separately from the six operating segments as "Other."
Total revenue for 2015 was $8,209 million, a three percent decrease from $8,420 million in 2014. Excluding the impact of currency and substrate sales, revenue was up $315 million from $6,486 million to $6,801 million, driven primarily by stronger OE light vehicle volumes in North America, Europe, India and China, increased aftermarket sales in North America and South America and new platforms in Europe, China and Japan, which were partially offset by lower commercial truck, off-highway and other revenue mainly in South America and China.
Cost of sales: Cost of sales for 2015 was $6,845 million, or 83.4 percent of sales, compared to $7,025 million, or 83.4 percent of sales in 2014. The following table lists the primary drivers behind the change in cost of sales ($ millions).

Year ended December 31, 2014	$7,025
Volume and mix	471
Material	(120)
Currency exchange rates	(521)
Restructuring	—
Other Costs	(10)
Year ended December 31, 2015	$6,845

The decrease in cost of sales was due to the impact of currency exchange rates, lower net material costs, and lower other costs, mainly manufacturing, partially offset by the year-over-year increase in volume.

Gross margin: Revenue less cost of sales for 2015 was $1,364 million, or 16.6 percent of sales, versus $1,395 million, or 16.6 percent of sales in 2014. The effect on gross margin resulting from year-over-year increase in volume, lower net material costs and lower other costs, mainly manufacturing, was more than offset by unfavorable currency.
Engineering, research and development: Engineering, research and development expense was $146 million and $169 million in 2015 and 2014, respectively, mainly due to currency impact and the timing of customers' recoveries.
Selling, general and administrative (SG&A): Selling, general and administrative expense was down $28 million in 2015, at $491 million, compared to $519 million in 2014, mainly due to currency impact.
Depreciation and amortization: Depreciation and amortization expense was $203 million and $208 million for 2015 and 2014, respectively.
Earnings before interest expense, taxes and noncontrolling interests (“EBIT”) was $519 million for 2015, an increase of $27 million, when compared to $492 million in the prior year. Higher OE light vehicle volumes in North America, Europe, India and China, increased aftermarket sales in North America and South America, new platforms in Europe, China and Japan, the benefit of our product cost leadership initiatives and savings from previous restructuring activities were partially offset by lower commercial truck, off-highway and other revenue mainly in South America and China, unfavorable mix, higher restructuring costs and $64 million of negative currency. EBIT for 2015 also benefited from the timing of a customer recovery in China Clean Air of $5 million. EBIT for 2014 included a $7 million adjustment to workers' compensation reserves.
Results from Operations
Net Sales and Operating Revenues for Years 2015 and 2014
The tables below reflect our revenues for 2015 and 2014. We show the component of our OE revenue represented by substrate sales. While we generally have primary design, engineering and manufacturing responsibility for OE emission control systems, we do not manufacture substrates. Substrates are porous ceramic filters coated with a catalyst - typically, precious metals such as platinum, palladium and rhodium. These are supplied to us by Tier 2 suppliers generally as directed by our OE customers. We generally earn a small margin on these components of the system. As the need for more sophisticated emission control solutions increases to meet more stringent environmental regulations, and as we capture more diesel aftertreatment business, these substrate components have been increasing as a percentage of our revenue. While these substrates dilute our gross margin percentage, they are a necessary component of an emission control system.
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

	Year Ended December 31, 2015
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$2,851	$1,007	$1,844	$(5)	$1,849
Europe, South America & India	1,835	664	1,171	(236)	1,407
Asia Pacific	1,037	245	792	(28)	820
Total Clean Air Division	5,723	1,916	3,807	(269)	4,076
Ride Performance Division
North America	1,313	—	1,313	(29)	1,342
Europe, South America & India	944	—	944	(195)	1,139
Asia Pacific	229	—	229	(15)	244
Total Ride Performance Division	2,486	—	2,486	(239)	2,725
Total Tenneco Inc.	$8,209	$1,916	$6,293	$(508)	$6,801

	Year Ended December 31, 2014
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$2,815	$1,045	$1,770	$—	$1,770
Europe, South America & India	1,974	668	1,306	—	1,306
Asia Pacific	1,022	221	801	—	801
Total Clean Air Division	5,811	1,934	3,877	—	3,877
Ride Performance Division
North America	1,351	—	1,351	—	1,351
Europe, South America & India	1,032	—	1,032	—	1,032
Asia Pacific	226	—	226	—	226
Total Ride Performance Division	2,609	—	2,609	—	2,609
Total Tenneco Inc.	$8,420	$1,934	$6,486	$—	$6,486

	Year Ended December 31, 2015 Versus Year Ended December 31, 2014 Dollar and Percent Increase (Decrease)
	Revenues	Percent	Value-add Revenues excluding Currency	Percent
	(Millions Except Percent Amounts)
Clean Air Division
North America	$36	1%	$79	4%
Europe, South America & India	(139)	(7)%	101	8%
Asia Pacific	15	1%	19	2%
Total Clean Air Division	(88)	(2)%	199	5%
Ride Performance Division
North America	(38)	(3)%	(9)	(1)%
Europe, South America & India	(88)	(9)%	107	10%
Asia Pacific	3	1%	18	8%
Total Ride Performance Division	(123)	(5)%	116	4%
Total Tenneco Inc.	$(211)	(3)%	$315	5%

Light Vehicle Industry Production by Region for Years Ended December 31, 2015 and 2014 (According to IHS Automotive, January 2016)

	Year Ended December 31,
	2015	2014	Increase (Decrease)	% Increase (Decrease)
	(Number of Vehicles in Thousands)
North America	17,497	17,029	468	3%
Europe	20,918	20,151	767	4%
South America	3,034	3,818	(784)	(21)%
India	3,805	3,594	211	6%
Total Europe, South America & India	27,757	27,563	194	1%
China	23,580	22,610	970	4%
Australia	172	175	(3)	(2)%
Clean Air revenue was down $88 million in 2015 compared to 2014. In North America, higher OE light vehicle and aftermarket volumes were partially offset by lower commercial truck and off-highway vehicle volumes and unfavorable mix, which accounted for $81 million of the year-over-year increase in revenues. Currency had a $5 million unfavorable impact on North American revenues. In the European, South American and Indian region, higher volumes drove a $230 million increase in revenues mainly due to higher light vehicle volumes, higher commercial truck, off-highway and other vehicle volumes and new platforms in Europe, partially offset by lower year-over-year volumes in South America and lower aftermarket volumes in Europe. Currency had a $358 million unfavorable impact on European, South American and Indian revenues. The increase in Asia Pacific revenues was primarily driven by higher volumes of $70 million, mostly due to higher light vehicle production in China and new programs in China and Japan, partially offset by lower commercial truck vehicle volumes in China. Currency had a $36 million unfavorable impact on Asia Pacific revenues.
Ride Performance revenue was down $123 million in 2015 compared to 2014. In North America, lower volumes of $2 million driven by lower light vehicle and commercial truck, off-highway and other vehicle volumes, were partially offset by higher aftermarket sales. Currency had a $29 million unfavorable impact on North American revenues. In the European, South American and Indian region, higher volumes of $104 million were driven by light vehicle and aftermarket increases in the region and higher commercial truck and off-highway vehicle revenues and new platforms in Europe. Currency had a $195 million unfavorable impact on European, South American and Indian revenues. In the Asia Pacific region, higher volumes of $19 million, mostly due to higher light vehicle production volumes in China, were partially offset by lower volumes in Australia. Currency had a $15 million unfavorable impact on Asia Pacific revenues.

Net Sales and Operating Revenues for Years 2014 and 2013
The following tables reflect our revenues for the years of 2014 and 2013. See “Net Sales and Operating Revenues for Years 2015 and 2014” for a description of why we present these reconciliations of revenue.

	Year Ended December 31, 2014
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$2,815	$1,045	$1,770	$(3)	$1,773
Europe, South America & India	1,974	668	1,306	(36)	1,342
Asia Pacific	1,022	221	801	(9)	810
Total Clean Air Division	5,811	1,934	3,877	(48)	3,925
Ride Performance Division
North America	1,351	—	1,351	(14)	1,365
Europe, South America & India	1,032	—	1,032	(59)	1,091
Asia Pacific	226	—	226	(5)	231
Total Ride Performance Division	2,609	—	2,609	(78)	2,687
Total Tenneco Inc.	$8,420	$1,934	$6,486	$(126)	$6,612

	Year Ended December 31, 2013
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$2,658	$1,030	$1,628	$—	$1,628
Europe, South America & India	1,934	663	1,271	—	1,271
Asia Pacific	852	142	710	—	710
Total Clean Air Division	5,444	1,835	3,609	—	3,609
Ride Performance Division
North America	1,255	—	1,255	—	1,255
Europe, South America & India	1,046	—	1,046	—	1,046
Asia Pacific	219	—	219	—	219
Total Ride Performance Division	2,520	—	2,520	—	2,520
Total Tenneco Inc.	$7,964	$1,835	$6,129	$—	$6,129

	Year Ended December 31, 2014 Versus Year Ended December 31, 2013 Dollar and Percent Increase (Decrease)
	Revenues	Percent	Value-add Revenues excluding Currency	Percent
	(Millions Except Percent Amounts)
Clean Air Division
North America	$157	6%	$145	9%
Europe, South America & India	40	2%	71	6%
Asia Pacific	170	20%	100	14%
Total Clean Air Division	367	7%	316	9%
Ride Performance Division
North America	96	8%	110	9%
Europe, South America & India	(14)	(1)%	45	4%
Asia Pacific	7	3%	12	5%
Total Ride Performance Division	89	4%	167	7%
Total Tenneco Inc.	$456	6%	$483	8%
Light Vehicle Industry Production by Region for Years Ended December 31, 2014 and 2013 (Updated according to IHS Automotive, January 2016)

	Year Ended December 31,
	2014	2013	Increase (Decrease)	% Increase (Decrease)
	(Number of Vehicles in Thousands)
North America	17,029	16,177	852	5%
Europe	20,151	19,502	649	3%
South America	3,818	4,534	(716)	(16)%
India	3,594	3,655	(61)	(2)%
Total Europe, South America & India	27,563	27,691	(128)	—%
China	22,610	20,920	1,690	8%
Australia	175	210	(35)	(17)%
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

Earnings before Interest Expense, Income Taxes and Noncontrolling Interests (“EBIT”) for Years 2015 and 2014

	Year Ended December 31,		Change
	2015	2014
	(Millions)
Clean Air Division
North America	$244	$237	$7
Europe, South America & India	52	59	(7)
Asia Pacific	121	101	20
Total Clean Air Division	417	397	20
Ride Performance Division
North America	155	143	12
Europe, South America & India	(5)	40	(45)
Asia Pacific	39	36	3
Total Ride Performance Division	189	219	(30)
Other	(87)	(124)	37
Total Tenneco Inc.	$519	$492	$27
The EBIT results shown in the preceding table include the following items, certain of which are discussed below under “Restructuring and Other Charges,” which have an effect on the comparability of EBIT results between periods:

	Year Ended December 31,
	2015	2014
	(Millions)
Clean Air Division
North America
Restructuring and related expenses	$—	$1
Europe, South America & India
Restructuring and related expenses	6	10
Bad debt charge (1)	—	4
Asia Pacific
Restructuring and related expenses	4	6
Total Clean Air Division	$10	$21
Ride Performance Division
North America
Restructuring and related expenses	$2	$5
Pension/Postretirement charges (2)	—	1
Europe, South America & India
Restructuring and related expenses	49	22
Asia Pacific
Restructuring and related expenses	2	1
Total Ride Performance Division	$53	$29
Other
Restructuring and related expenses	$—	$4
Pension/Postretirement charges (2)	4	31
Total Other	$4	$35

(1)	Charge related to the bankruptcy of an aftermarket customer in Europe.

(2)	Charges related to pension derisking and the correction of postretirement census data.
EBIT for the Clean Air division was $417 million in 2015 compared to $397 million in 2014. EBIT for North America increased $7 million to $244 million in 2015 versus 2014. The benefit from higher light vehicle and aftermarket sales and operational cost management was partially offset by lower volumes in commercial truck and off-highway vehicle, unfavorable mix and negative currency. Europe, South America and India's EBIT was $52 million in 2015 compared to $59 million in 2014.

The benefit from higher light vehicle volumes, higher commercial truck, off-highway and other vehicle volumes and new platforms in the Europe, lower restructuring and related expenses, year-over-year restructuring savings and a charge related to the bankruptcy of an European aftermarket customer in prior year was more than offset by lower volumes in South America, lower aftermarket volumes in Europe, unfavorable mix, higher SG&A and engineering expenses and negative currency. EBIT for Asia Pacific increased $20 million to $121 million in 2015 from $101 million in 2014. EBIT benefited from higher light vehicle volumes in China, new platforms in China and Japan, strong operational cost management, lower restructuring and related expenses and year-over-year savings from prior restructuring activities, partially offset by lower commercial truck revenue in China. For the Clean Air division, restructuring and related expenses of $10 million were included in EBIT for 2015 and $17 million in 2014. EBIT for Clean Air division also benefited from the timing of a customer recovery in China of $5 million in 2015. EBIT for Clean Air division included a charge of $4 million related to the bankruptcy of an aftermarket customer in Europe in 2014. Currency had a $22 million unfavorable impact on EBIT of the Clean Air division in 2015 when compared to last year.
EBIT for the Ride Performance division was $189 million in 2015 compared to $219 million in 2014. EBIT for North America increased $12 million in 2015 to $155 million from $143 million in 2014. The benefit from increased aftermarket volumes, lower restructuring and related expenses and improved operational cost management was partially offset by lower light vehicle volumes, lower commercial truck, off-highway and other vehicle volumes and negative currency. Europe, South America and India's EBIT was a loss of $5 million in 2015 compared to an income of $40 million in 2014. The benefit from higher light vehicle and aftermarket volumes in the region, higher commercial truck, off-highway and other vehicle volumes and new platforms in Europe and savings from prior restructuring activities was more than offset by higher restructuring and related expenses, higher SG&A and engineering expenses, unfavorable mix and negative currency. EBIT for Asia Pacific increased $3 million to $39 million in 2015 from $36 million in 2014. EBIT benefited from higher light vehicle volumes in China and operational cost management, partially offset by lower volumes in Australia and unfavorable currency. For the Ride Performance division, restructuring and related expenses of $53 million were included in EBIT in 2015 and $28 million in 2014. EBIT for the Ride Performance division included a charge of $1 million related to postretirement medical true-up in 2014. Currency had a $42 million unfavorable impact on EBIT of the Ride Performance division for 2015 when compared to last year. EBIT for the Ride Performance division also included a $7 million expense to adjust workers' compensation reserves in 2014.
Currency had a $64 million unfavorable impact on overall company EBIT in 2015 as compared to 2014.

EBIT for Years 2014 and 2013

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
EBIT for the Clean Air division was $397 million in 2014 compared to $370 million in 2013. EBIT for North America increased $8 million to $237 million in 2014 versus $229 million in 2013. EBIT benefited from higher light vehicle and aftermarket revenues, a ramp up on new platforms and positive currency, partially offset by higher engineering investments. Europe, South America and India's EBIT increased $2 million in 2014 to $59 million from $57 million in 2013. The increase was driven by higher OE revenue, new platforms in Europe and year-over-year savings from prior restructuring activities, partially offset by higher year-over-year restructuring and related expenses, a charge related to the bankruptcy of an European aftermarket customer in 2014 and negative currency. EBIT for Asia Pacific increased $17 million to $101 million in 2014 from $84 million in 2013. EBIT benefited from higher light vehicle production volumes, new platforms and higher commercial truck and off-highway vehicle revenues in China and Japan, and restructuring savings in Australia, partially offset by lower volumes in Australia and Thailand, higher engineering expenses and higher restructuring and related expenses. For the Clean Air division, EBIT included restructuring and related expenses of $17 million in 2014 and $11 million in 2013. EBIT for the Clean Air division included a charge of $4 million related to the bankruptcy of an aftermarket customer in Europe in 2014. Currency had a $2 million unfavorable impact on EBIT of the Clean Air division for 2014 when compared to 2013.
EBIT for the Ride Performance division was $219 million in 2014 compared to $139 million in 2013. EBIT for North America increased $19 million in 2014 to $143 million from $124 million in 2013. The benefits of increased light vehicle and commercial truck volumes and positive aftermarket product mix were partially offset by higher restructuring and related expenses and unfavorable currency. Europe, South America and India's EBIT was $40 million in 2014, compared to a loss of $7 million in 2013. The increase was driven by lower year-over-year restructuring and related expenses, increased light vehicle and commercial truck volumes in Europe, higher aftermarket revenues in South America and India and year-over-year savings from prior restructuring activities, partially offset by lower light vehicle sales in South America and negative currency. EBIT from Asia Pacific increased $14 million in 2014 to $36 million from 2013. EBIT benefited from higher light vehicle production volumes in China, savings from prior restructuring activities in Australia and positive currency, partially offset by lower volumes in Australia. For the Ride Performance division, EBIT included restructuring and related expenses of $28 million in

2014 and $65 million in 2013. EBIT for the Ride Performance division included a charge of $1 million related to postretirement medical true-up in 2014. Currency had an $8 million unfavorable impact on EBIT of the Ride Performance division for 2014 when compared to 2013. EBIT for the Ride Performance division also included a $7 million expense to adjust workers' compensation reserves in 2014.
Currency had a $10 million unfavorable impact on overall company EBIT in 2014 as compared to 2013.
EBIT as a Percentage of Revenue for Years 2015, 2014 and 2013

	Year Ended December 31,
	2015	2014	2013
Clean Air Division
North America	9%	8%	9%
Europe, South America & India	3%	3%	3%
Asia Pacific	12%	10%	10%
Total Clean Air Division	7%	7%	7%
Ride Performance Division
North America	12%	11%	10%
Europe, South America & India	(1)%	4%	(1)%
Asia Pacific	17%	16%	10%
Total Ride Performance Division	8%	8%	6%
Total Tenneco Inc.	6%	6%	5%
In the Clean Air division, EBIT as a percentage of revenues in 2015 was even compared to last year. In North America, EBIT as a percentage of revenues in 2015 was up one percentage point compared to last year. The benefit from higher light vehicle and aftermarket sales and operational cost management was partially offset by lower volumes in commercial truck and off-highway vehicle, unfavorable mix and negative currency. Europe, South America and India's EBIT as a percentage of revenues in 2015 was even compared to the prior year. The benefit from higher light vehicle volumes, higher commercial truck, off-highway and other vehicle volumes and new platforms in Europe, lower restructuring and related expenses, year-over-year restructuring savings and a charge related to the bankruptcy of an European aftermarket customer in prior year was offset by lower volumes in South America, lower aftermarket volumes in Europe, unfavorable mix, higher SG&A and engineering expenses and negative currency. EBIT as a percentage of revenues for Asia Pacific in 2015 was up two percentage points compared to 2014. The benefit from higher light vehicle volumes in China, new platforms in China and Japan, strong operational cost management, lower restructuring and related expenses, year-over-year savings from prior restructuring activities and the timing of a customer recovery in China was partially offset by lower commercial truck revenue in China.
In the Ride Performance division, EBIT as a percentage of revenues was even compared to the prior year. In 2015, EBIT as a percentage of revenues for North America was up one percentage point compared to last year. The benefit from increased aftermarket volumes, lower restructuring and related expenses and improved operational cost management was partially offset by lower light vehicle volumes, lower commercial truck, off-highway and other vehicle volumes and negative currency. EBIT as a percentage of revenues in Europe, South America and India was down five percentage points compared to the prior year. The benefit from higher light vehicle and aftermarket volumes in the region, higher commercial truck, off-highway and other vehicle volumes and new platforms in Europe and savings from prior restructuring activities was more than offset by higher restructuring and related expenses, higher SG&A and engineering expenses, unfavorable mix and negative currency. In Asia Pacific, EBIT as a percentage of revenues in 2015 was up one percentage point from the prior year. The benefit from higher light vehicle volumes in China and operational cost management was partially offset by lower volumes in Australia and unfavorable currency.
In the Clean Air division, EBIT as a percentage of revenues in 2014 was even compared to 2013. In North America, EBIT as a percentage of revenues in 2014 was down one percentage point compared to 2013. The benefit from higher light vehicle and aftermarket revenues, a ramp-up on new platforms and positive currency was more than offset by higher engineering investments for customer programs. Europe, South America and India's EBIT as a percentage of revenues in 2014 was even compared to 2013. Higher OE revenue, new platforms in Europe and year-over-year savings from prior restructuring activities were offset by higher year-over-year restructuring and related expenses, a charge related to the bankruptcy of an European aftermarket customer in 2014 and negative currency. EBIT as a percentage of revenues for Asia Pacific in 2014 was even when compared to 2013. The benefit from higher light vehicle production volumes, new platforms and higher commercial truck and off-highway vehicle revenues in China and Japan and restructuring savings in Australia was offset by lower volumes in Australia and Thailand, higher engineering expenses and higher restructuring and related expenses.

In the Ride Performance division, EBIT as a percentage of revenues in 2014 was up two percentage points compared to the 2013. In 2014, EBIT as a percentage of revenues for North America was up one percentage point compared to 2013. The benefits of increased light vehicle and commercial truck volumes and positive aftermarket product mix were partially offset by higher restructuring and related expenses and unfavorable currency. EBIT as a percentage of revenues in Europe, South America and India was up five percentage points in 2014 when compared to 2013. The increase was driven by lower year-over-year restructuring and related expenses, increased light vehicle and commercial truck volumes in Europe, higher aftermarket revenues in South America and India and year-over-year savings from prior restructuring activities, partially offset by lower light vehicle sales in South America and negative currency. In Asia Pacific, EBIT as a percentage of revenues in 2014 was up six percentage points from 2013. EBIT benefited from higher light vehicle production volumes in China, savings from prior restructuring activities in Australia and positive currency, partially offset by lower volumes in Australia.
Interest Expense, Net of Interest Capitalized
We reported interest expense in 2015 of $67 million (substantially all in our U.S. operations) net of interest capitalized of $6 million, and $91 million (substantially all in our U.S. operations) net of interest capitalized of $5 million in 2014. Included in 2014 was $13 million of expense related to our refinancing activities. The decrease was due to lower interest rates from the refinancing completed in December 2014 where we extended maturities, increased the size of our senior secured credit facility and reduced the rates on the credit facility and refinanced the senior unsecured notes with new maturity dates bearing lower interest rates.
We reported interest expense in 2014 of $91 million (substantially all in our U.S. operations) net of interest capitalized of $5 million, up from $80 million (substantially all in our U.S. operations) net of interest capitalized of $4 million in 2013. Included in 2014 was $13 million of expense related to our refinancing activities. Excluding the refinancing expenses, interest expense decreased by $2 million in 2014 compared to 2013.
On December 31, 2015, we had $758 million in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed through December 2020, $225 million is fixed through December 2024 and the remainder is fixed from 2015 through 2025. We also have $382 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” later in this Management’s Discussion and Analysis.
Income Taxes
We reported income tax expense of $149 million in 2015. The tax expense recorded in 2015 included a net tax benefit of $15 million primarily relating to prior year U.S. research and development tax credits, changes to uncertain tax positions, and prior year income tax adjustments. We reported an income tax expense of $131 million for 2014. The tax expense recorded in 2014 includes a net tax benefit of $11 million for prior year tax adjustments primarily relating to changes to uncertain tax positions and prior year income tax estimates. We reported an income tax expense of $122 million for 2013. The tax expense recorded in 2013 includes a net tax benefit of $25 million for tax adjustments primarily related to recognizing a U.S. tax benefit for foreign taxes and changes to prior year estimates including changes to uncertain tax positions. The U.S. tax benefit for foreign taxes is driven by our ability to claim a U.S. foreign tax credit beginning in 2013. The U.S. foreign tax credit regime provides for a credit against U.S. taxes otherwise payable for foreign taxes paid with regard to dividends, interest and royalties paid to us in the U.S.
We believe it is reasonably possible that up to $10 million in unrecognized tax benefits related to the expiration of foreign statute of limitations and the conclusion of income tax examinations may be recognized within the next twelve months.
Our federal net operating loss ("NOL") at December 31, 2013 totaled $37 million. We had fully utilized our NOL as of June 30, 2014. The state NOLs expire in various tax years through 2032.
Restructuring and Other Charges
Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. In 2013, we incurred $78 million in restructuring and related costs, primarily related to European cost reduction efforts, including non-cash asset write downs of $3 million, the costs to exit the distribution of aftermarket exhaust products and ending production of leaf springs in Australia, headcount reductions in various regions, and the net impact of freezing our defined benefit plans in the United Kingdom, of which $70 million was recorded in cost of sales, $6 million in SG&A, $1 million in engineering expense and $1 million in other expense. In 2014, we incurred $49 million in restructuring and related costs including non-cash charges of $5 million, primarily related to European cost reduction efforts, headcount reductions in Australia and South America, the sale of a closed facility in Cozad, Nebraska and costs related to organizational changes, of which $28 million was recorded in cost of sales, $9 million in SG&A, $7 million in engineering expense, $4 million in other expenses and $1 million in depreciation and amortization. In 2015, we incurred $63 million in restructuring and related costs including asset write-downs of $10 million, primarily related to European cost reduction efforts, exiting the Marzocchi suspension business, headcount reductions in Australia and South America, and the closure of a JIT plant in Australia, of which $46 million was recorded in cost of sales, $11 million in SG&A, $1 million in engineering expense, $1 million in other expense and $4 million in depreciation and amortization expense.
Amounts related to activities that are part of our restructuring plans are as follows:

	December 31, 2014 Restructuring Reserve	2015 Expenses	2015 Cash Payments	Impact of Exchange Rates	December 31, 2015 Restructuring Reserve
	(Millions)
Employee Severance, Termination Benefits and Other Related Costs	$40	53	(59)	(4)	$30
On January 31, 2013, we announced our intent to reduce structural costs in Europe by approximately $60 million annually. We still expect to reach our target annual savings rate in 2016, however the recent dramatic changes in exchange rates will likely have an impact on the actual savings achieved when translated from Euros into U.S. dollars. We incurred $78 million in restructuring and related costs in 2013, of which $69 million was related to this initiative including $3 million for non-cash asset write downs. In 2014, we incurred $49 million in restructuring and related costs, of which $31 million was related to this initiative including $3 million for non-cash asset write downs. In 2015, we incurred $63 million in restructuring and related costs, of which $22 million was related to this initiative. While we are nearing the completion of this initiative, we expect to incur additional restructuring and related costs in 2016 due to certain ongoing matters. For example, we closed a plant in Gijon Spain in 2013, but subsequently re-opened it in July 2014 with about half of its prior workforce after the employees' works council successfully filed suit challenging the closure decision. Pursuant to an agreement we entered into with employee representatives, we are currently engaged in a sale process to identify potential purchasers for the facility and intend to continue operating it until a complete transfer of ownership takes place.
On July 22, 2015, we announced our intention to discontinue our Marzocchi motorcycle fork suspension product line and our mountain bike suspension product line, and liquidate our Marzocchi operations. These actions were subject to a consultation process with the employee representatives and in total eliminated approximately 138 jobs. We employed 127 people at the Marzocchi plant in Bologna, Italy and an additional 11 people in our operations in North America and Taiwan. In November 2015, we closed on the sale of certain assets related to our Marzocchi mountain bike suspension product line to the affiliates of Fox Factory Holding Corp.; and in December 2015, we closed on the sale of the Marzocchi motorcycle fork product line to an Italian company, VRM S.p.A. These actions were a part of our ongoing efforts to optimize our Ride Performance product line globally while continuously improving our operations and increasing profitability. We recorded charges of $29 million in 2015 related to severance and other employee related costs, asset write-downs and other expenses related to the closure. We anticipate improving financial results by approximately $7 million annually, beginning in 2016.
Under the terms of our amended and restated senior credit agreement that took effect on December 8, 2014, we are allowed to exclude up to $150 million in the aggregate of all costs, expenses, fees, fines, penalties, judgments, legal settlements and other amounts associated with any restructuring, litigation, claim, proceeding or investigation related to or undertaken by us or any of our subsidiaries, together with any related provision for taxes, incurred after December 8, 2014 in the calculation of the financial covenant ratios required under our senior credit facility. As of December 31, 2015, we had excluded $53 million of allowable charges relating to restructuring initiatives against the $150 million available under the terms of the senior credit facility.
Earnings Per Share
We reported net income attributable to Tenneco Inc. of $247 million or $4.11 per diluted common share for 2015. Included in the results for 2015 were negative impacts from expenses related to our restructuring activities and charges related to pension derisking, which were partially offset by net tax benefits. The total impact of these items decreased earnings per diluted share by $0.76. We reported net income attributable to Tenneco Inc. of $226 million or $3.66 per diluted common share for 2014. Included in the results for 2014 were negative impacts from expenses related to our restructuring activities, a bad debt charge, costs related to our refinancing activities and charges related to pension derisking and postretirement medical true-up, which were partially offset by net tax benefits. The net impact of these items decreased earnings per diluted share by $0.99. We reported net income attributable to Tenneco Inc. of $183 million or $2.97 per diluted common share for 2013. Included in the results for 2013 were negative impacts from expenses related to our restructuring activities, which were partially offset by net tax benefits. The net impact of these items decreased earnings per diluted share by $0.81.
Dividends on Common Stock
We do not currently pay a dividend on our common stock.

Cash Flows for 2015 and 2014

	Year Ended December 31,
	2015	2014
	(Millions)
Cash provided (used) by:
Operating activities	$517	$341
Investing activities	(303)	(339)
Financing activities	(172)	20
Operating Activities
For 2015, operating activities provided $517 million in cash compared to $341 million cash provided during last year. The higher cash from operations was primarily driven by higher earnings, working capital improvements, lower interest payments and lower tax payments. For 2015, cash used for working capital was $9 million versus $137 million of cash used for working capital in 2014. Receivables were a use of cash of $90 million for 2015 compared to a use of cash of $83 million in the prior year. Inventory represented a cash outflow of $36 million for 2015 and a cash outflow of $74 million during 2014. Accounts payable provided $90 million of cash for the year ended December 31, 2015, compared to $94 million of cash provided for the year ended December 31, 2014. Cash taxes were $105 million for 2015, net of a US tax refund of $25 million for overpayment in 2014, compared to $136 million in the prior year.
Investing Activities
Cash used for investing activities was $36 million lower in 2015 compared to 2014. Cash payments for plant, property and equipment were $286 million in 2015 versus payments of $328 million in 2014, a decrease of $42 million. Cash payments for software-related intangible assets were $23 million in 2015 compared to $13 million in 2014. Change in restricted cash was a source of cash of $2 million in each 2015 and 2014.
Financing Activities
Cash flow from financing activities was an outflow of $172 million for the year ended December 31, 2015 compared to an inflow of $20 million for the year ended December 31, 2014. During 2015, we repurchased 4,228,633 shares of our outstanding common stock for $213 million at an average price of $50.32 per share as part of the previously announced stock buyback plan of up to $350 million. Taking into account our operating performance, we now anticipate completing this initial share repurchase program by the end of 2016. Additionally, on October 23, 2015, we announced that our Board of Directors has expanded our repurchase program, authorizing the repurchase of an additional $200 million of common stock which we anticipate completing by the end of 2017. During 2014, we completed a previously announced stock buyback plan, repurchasing 400,000 shares of our outstanding common stock for $22 million, at an average price of $56.06 per share.
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
Borrowings under our revolving credit facility were $105 million at December 31, 2015 and no borrowings at December 31, 2014. There was $30 million borrowed under the North American accounts receivable securitization programs at December 31, 2015 and no borrowings at December 31, 2014. In 2014, we received $4 million for selling a 45 percent equity interest in Tenneco Fusheng (Chengdu) Automobile Parts Co., Ltd. to a third party partner.
Cash Flows for 2014 and 2013

	Year Ended December 31,
	2014	2013
	(Millions)
Cash provided (used) by:
Operating activities	$341	$503
Investing activities	(339)	(266)
Financing activities	20	(175)

Operating Activities
For 2014, operating activities provided $341 million in cash compared to $503 million in cash provided during 2013. The decrease was mainly from working capital requirements to fund growth. Higher cash flow in 2013 was the result of significant year-over-year improvements in working capital versus 2012. For 2014, cash used for working capital was $137 million versus $77 million of cash provided by working capital in 2013. Receivables were a use of cash of $83 million in 2014 compared to a cash use of $88 million in 2013. Inventory represented a cash outflow of $74 million during 2014, compared to a cash inflow of $3 million for 2013. Accounts payable provided cash of $94 million for the year ended December 31, 2014, compared to cash provided of $161 million for the year ended December 31, 2013. Cash taxes were $136 million for 2014 compared to $109 million in 2013.
Investing Activities
Cash used for investing activities was $73 million higher in 2014 compared to 2013. Cash payments for plant, property and equipment were $328 million in 2014 versus payments of $244 million in 2013, an increase of $84 million. The majority of spending was to support continued growth in OE Clean Air and Ride Performance programs in Europe, China and North America. Cash payments for software-related intangible assets were $13 million in 2014 compared to $25 million in 2013. Change in restricted cash was a source of cash of $2 million in 2014 compared to a use of cash of $5 million in 2013.
Financing Activities
Cash flow from financing activities was an inflow of $20 million for the year ended December 31, 2014 compared to an outflow of $175 million for the year ended December 31, 2013. During 2014, we completed a previously announced stock buyback plan, repurchasing 400,000 shares of our outstanding common stock for $22 million, at an average price of $56.06 per share. During 2013, we completed a previously announced stock buyback plan, repurchasing 550,000 shares of our outstanding common stock for $27 million, at an average price of $49.33 per share. In 2013, we paid $69 million to acquire the remaining 20 percent equity interest in Tenneco Tongtai (Dalian) Exhaust System Co. Ltd. ("TTEC"), our joint venture in Dalian, China, and an additional $9 million to the partner in lieu of receiving its pro-rata share of dividends owed from the joint venture. As a result of this purchase, TTEC is now a wholly owned indirect subsidiary of Tenneco. In 2014, refinancing activities included raising a new senior secured credit facility consisting of a 5-year revolving credit facility and a 5-year Tranche A Term Facility. Proceeds from the new credit facility were used to refinance our existing senior secured credit facility, which included an $850 million revolving credit facility due 2017 and a $213 million Tranche A Term Facility due 2017. In conjunction with this transaction, we also raised $225 million of new 10-year senior unsecured notes priced at 5 3/8 percent to refinance the existing 7 3/4 percent notes due 2018. We had no borrowings under our revolving credit facility at December 31, 2014 versus $58 million borrowed at December 31, 2013. At December 31, 2014, there was no borrowing under the North American accounts receivable securitization programs, whereas at December 31, 2013, there was $10 million outstanding. In 2014, we received $4 million for selling a 45 percent equity interest in Tenneco Fusheng (Chengdu) Automobile Parts Co., Ltd. to a third party partner.
Outlook
First Quarter 2016
For the first quarter of 2016, we expect total revenue growth of five percent excluding currency, outpacing aggregate industry production growth of two percent. The revenue increase will be driven by higher light vehicle volumes and the ramp up of recently launched programs, additional content on commercial truck and off-highway programs to meet emissions regulations, and year-over-year growth in the aftermarket. We anticipate a currency headwind in the first quarter of approximately two percent based on current exchange rates.
Aggregate industry production growth of two percent in the quarter includes global light vehicle production growth of two percent and combined commercial truck and off-highway equipment production flat compared with a year ago.
Full Year 2016
For the full year 2016, we expect total revenue to grow five percent over 2015, excluding the impact of currency, driven by:
•Incremental light vehicle Clean Air revenue from 2015 launches and new launches in 2016;
•Incremental revenue from Monroe® Intelligent Suspension programs with four new launches in 2016 and the continued ramp-up on programs launched in 2015;
•Commercial truck and off-highway emissions regulations with additional content on off-highway Tier 4f and Stage 4 programs in North America and Europe, incremental revenue from 2015 launches of a North America medium-duty commercial truck and an off-highway program in Japan, increasing market share with commercial truck customers in China, and initial launches with commercial truck customers in India to comply with BS IV regulations.
Our revenue growth estimate for 2016 assumes aggregate industry production growth of three percent including a three percent increase in global light vehicle production, and an one percent decline in commercial truck and off-highway equipment production.
In January 2015, our Board of Directors approved a share repurchase program, authorizing our company to repurchase up to $350 million of our outstanding common stock over a three-year period. Based on our operating performance, current industry production forecasts and the anticipated requirements for capital expenditures and working capital to continue funding growth, we expect to complete it by the end of 2016. Additionally, on October 23, 2015, we announced that our Board of Directors has expanded our share repurchase program, authorizing the repurchase of an additional $200 million of common stock which we anticipate completing by the end of 2017.
The revenue estimates presented in this “Outlook” are based on projected customer production schedules, IHS Automotive and Power Systems Research forecasts as of January 2016; original equipment manufacturers’ programs that have been formally awarded to us; programs where we are highly confident that we will be awarded business based on informal customer indications consistent with past practices; and our status as supplier for the existing programs and our relationships and experience with our customers. The revenue estimates are also based on anticipated vehicle production levels and pricing, including precious metals pricing and the impact of material cost changes. Finally, for our foreign operations, our revenue estimate assumes fixed foreign currency values relative to the U.S. dollar. See “Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995” and Item 1A, “Risk Factors”.
We expect our capital expenditures for 2016 to be between $300 million and $330 million, our 2016 interest expense to be about $75 million, our 2016 cash taxes to be between $140 million and $160 million and our 2016 tax rate to be between 31 percent to 32 percent.
Liquidity and Capital Resources
Capitalization

	Year Ended December 31,		% Change
	2015	2014
	(Millions)
Short-term debt and maturities classified as current	$86	$60	43%
Long-term debt	1,124	1,055	7
Total debt	1,210	1,115	9
Total redeemable noncontrolling interests	43	35	23
Total noncontrolling interests	42	41	2
Tenneco Inc. shareholders’ equity	433	497	(13)
Total equity	475	538	(12)
Total capitalization	$1,728	$1,688	2%

General.    Short-term debt, which includes maturities classified as current, borrowings by parent company and foreign subsidiaries, and borrowings under our North American accounts receivable securitization program, were $86 million and $60 million as of December 31, 2015 and December 31, 2014, respectively. Borrowings under our revolving credit facilities, which are classified as long-term debt, were $105 million and $58 million at December 31, 2015 and December 31, 2014, respectively.
The 2015 year-to-date decrease in Tenneco Inc. shareholders' equity primarily resulted from a $131 million decrease caused by the impact of changes in foreign exchange rates on the translation of financial statements of our foreign subsidiaries into U.S. dollars and a $213 million increase in treasury stock as a result of purchases of common stock under our share purchase program, partially offset by net income attributable to Tenneco Inc. of $247 million, a $22 million increase in premium on common stock and other capital surplus relating to common stock issued pursuant to benefit plans and a $11 million increase related to pension and postretirement benefits.
Overview.    Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions. The arrangement is secured by substantially all our domestic assets and pledges of up to 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries.

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. For public business entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted for financial statements that have not been previously issued. We adopted this standard for the first quarter of 2015 and applied retrospectively. The balance for unamortized debt issuance costs was $12 million and $14 million at December 31, 2015 and December 31, 2014, respectively.
On December 8, 2014, we completed an amendment and restatement of our senior credit facility by increasing the amounts and extending the maturity dates of our revolving credit facility and our Tranche A Term Facility. The amended and restated facility replaces our former $850 million revolving credit facility and $213 million Tranche A Term Facility. The proceeds from this refinancing transaction were used to repay the $213 million Tranche A Term Facility, to fund the fees and expenses associated with the purchase and redemption of our $225 million 7 3/4 percent senior notes due in 2018 and for general corporate purposes. As of December 31, 2015, the senior credit facility provides us with a total revolving credit facility size of $1,200 million and a $285 million Tranche A Term Facility, both of which will mature on December 8, 2019. Funds may be borrowed, repaid and re-borrowed under the revolving credit facility without premium or penalty (subject to any customary LIBOR breakage fees). The revolving credit facility is reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. Outstanding letters of credit reduce our availability to borrow revolving loans under the facility. We are required to make quarterly principal payments under the Tranche A Term Facility of $3.75 million through December 31, 2016, $5.625 million beginning March 31, 2017 through December 31, 2017, $7.5 million beginning March 31, 2018 through September 30, 2019 and a final payment of $195 million is due on December 8, 2019. We have excluded the required payments, within the next twelve months, under the Tranche A Term Facility totaling $15 million from current liabilities as of December 31, 2015, because we have the intent and ability to refinance the obligations on a long-term basis by using our revolving credit facility.
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
At December 31, 2015, of the $1,200 million available under the revolving credit facility, we had unused borrowing capacity of $1,095 million with $105 in outstanding borrowings and zero in outstanding letters of credit. As of December 31, 2015, our outstanding debt also included (i) $285 million of a term loan which consisted of a $283 million net carrying amount including a $2 million debt issuance cost related to our Tranche A Term Facility which is subject to quarterly principal payments as described above through December 8, 2019, (ii) $225 million of notes which consisted of a $221 million net carrying amount including a $4 million debt issuance cost of 5 3/8 percent senior notes due December 15, 2024, (iii) $500 million of notes which consisted of a $494 million net carrying amount including a $6 million debt issuance cost of 6 7/8 percent senior notes due December 15, 2020, and (iv) $107 million of other debt.
Senior Credit Facility — Interest Rates and Fees.    Beginning December 8, 2014, our Tranche A Term Facility and revolving credit facility bear interest at an annual rate equal to, at our option, either (i) London Interbank Offered Rate (“LIBOR”) plus a margin of 175 basis points, or (ii) a rate consisting of the greater of (a) the JPMorgan Chase prime rate plus a margin of 75 basis points, (b) the Federal Funds rate plus 50 basis points plus a margin of 75 basis points, and (c) the one month LIBOR plus 100 basis points plus a margin of 75 basis points. The margin we pay on these borrowings will be increased by a total of 25 basis points above the original margin following each fiscal quarter for which our consolidated net leverage ratio is equal to or greater than 2.25 and less than 3.25, and will be increased by a total of 50 basis points above the original margin following each fiscal quarter for which our consolidated net leverage ratio is equal to or greater than 3.25. In addition, the margin we pay on these borrowings will be reduced by a total of 25 basis points below the original margin if our consolidated net leverage ratio is less than 1.25. We also pay a commitment fee equal to 30 basis points that will be reduced to 25 basis points or increased to up to 40 basis points depending on consolidated net leverage ratio changes as set forth in the senior credit facility.

Senior Credit Facility — Other Terms and Conditions.    Our senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA, as defined in the senior credit facility agreement), and consolidated interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined in the senior credit facility agreement) at the end of each period indicated. Failure to maintain these ratios will result in a default under our senior credit facility. The financial ratios required under the amended and restated senior credit facility (or the predecessor facility, as applicable) and the actual ratios we achieved for the four quarters of 2015, are as follows:

	Quarter Ended
	December 31, 2015		September 30, 2015		June 30, 2015		March 31, 2015
	Req.	Act.	Req.	Act.	Req.	Act.	Req.	Act.
Leverage Ratio (maximum)	3.50	1.32	3.50	1.51	3.50	1.36	3.50	1.41
Interest Coverage Ratio (minimum)	2.75	13.99	2.75	13.07	2.75	12.43	2.75	11.95
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
As of December 31, 2015, we were in compliance with all the financial covenants and operational restrictions of the senior credit facility. Our senior credit facility does not contain any terms that could accelerate payment of the facility or affect pricing under the facility as a result of a credit rating agency downgrade.
Senior Notes.    As of December 31, 2015, our outstanding senior notes also included $225 million of 5 3/8 percent senior notes due December 15, 2024 which consisted of $221 million net carrying amount including a $4 million debt issuance cost and $500 million of 6 7/8 percent senior notes due December 15, 2020 which consisted of $494 million net carrying amount including a $6 million debt issuance cost. Under the indentures governing the notes, we are permitted to redeem some or all of the remaining senior notes at specified prices that decline to par over a specified period, (a) on or after December 15, 2019, in the case of the senior notes due 2024, and (b) on or after December 15, 2015, in the case of the senior notes due 2020. In addition, the notes may also be redeemed at a price generally equal to 100 percent of the principal amount thereof plus a premium based on the present values of the remaining payments due to the note holders. Further, the indentures governing the notes also permit us to redeem up to 35 percent of the senior notes due 2024, with the proceeds of certain equity offerings completed on or before December 15, 2017. If we sell certain of our assets or experience specified kinds of changes in control, we must offer to repurchase the notes due 2024 and 2020 at 101 percent of the principal amount thereof plus accrued and unpaid interest.
Our senior notes require that, as a condition precedent to incurring certain types of indebtedness not otherwise permitted, our consolidated fixed charge coverage ratio, as calculated on a pro forma basis, be greater than 2.00. The indentures also contain restrictions on our operations, including limitations on: (i) incurring additional indebtedness or liens; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; (v) asset sales and (vi) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. As of December 31, 2015, we were in compliance with the covenants and restrictions of these indentures.
Accounts Receivable Securitization.    We securitize some of our accounts receivable on a limited recourse basis in North America and Europe. As servicer under these accounts receivable securitization programs, we are responsible for performing all accounts receivable administration functions for these securitized financial assets including collections and processing of customer invoice adjustments. In North America, we have an accounts receivable securitization program with three commercial banks comprised of a first priority facility and a second priority facility. We securitize original equipment and aftermarket receivables on a daily basis under the bank program. In March 2015, the North American program was amended and extended to April 30, 2017. The first priority facility continues to provide financing of up to $130 million and the second priority facility, which is subordinated to the first priority facility, provides up to an additional $50 million of financing. Both facilities monetize accounts receivable generated in the U.S. and Canada that meet certain eligibility requirements. The second priority facility also monetizes certain accounts receivable generated in the U.S. or Canada that would otherwise be ineligible under the first priority securitization facility. The amount of outstanding third-party investments in our securitized accounts receivable under the North American program was $30 million at December 31, 2015 and zero at December 31, 2014.
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
We also securitize receivables in our European operations with regional banks in Europe under various separate facilities. The commitments for these arrangements are generally for one year, but some may be cancelled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon notification. The amount of outstanding third-party investments in our securitized accounts receivable in Europe was $174 million and $153 million at December 31, 2015 and December 31, 2014, respectively.
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
In our North American accounts receivable securitization programs, we transfer a partial interest in a pool of receivables and the interest that we retain is subordinate to the transferred interest. Accordingly, we account for our North American securitization program as a secured borrowing. In our European programs, we transfer accounts receivables in their entirety to the acquiring entities and satisfy all of the conditions established under ASC Topic 860, “Transfers and Servicing,” to report the transfer of financial assets in their entirety as a sale. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under our European securitization programs approximates the fair value of such receivables. We recognized $2 million in interest expense for each years ended 2015, 2014 and 2013, relating to our North American securitization program. In addition, we recognized a loss of $4 million for each of the years ended 2015, 2014 and 2013, on the sale of trade accounts receivable in our European accounts receivable securitization programs, representing the discount from book values at which these receivables were sold to our banks. The discount rate varies based on funding costs incurred by our banks, which averaged approximately two percent for both years ended 2015 and 2014 and three percent for the year ended 2013.
Financial Instruments.    One of our European subsidiaries receives payment from one of its customers whereby the accounts receivable are satisfied through the early delivery of financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets. Such financial instruments held by our European subsidiary totaled less than $1 million and $1 million as of December 31, 2015 and December 31, 2014, respectively.
In certain instances, several of our Chinese subsidiaries receive payment from customers through the receipt of financial instruments on the date the customer payments are due. Several of our Chinese subsidiaries also satisfy vendor payments through the delivery of financial instruments on the date the payments are due. Financial instruments issued to satisfy vendor payables and not redeemed totaled $15 million and $24 million at December 31, 2015 and December 31, 2014, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $8 million and $17 million at December 31, 2015 and December 31, 2014, respectively. We classify financial instruments received from our customers as other current assets if issued by a financial institution of our customers or as customer notes and accounts if issued by our customer. We classified $8 million and $17 million in other current assets at December 31, 2015 and December 31, 2014, respectively.
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

Contractual Obligations.
Our remaining required debt principal amortization and payment obligations under lease and certain other financial commitments as of December 31, 2015 are shown in the following table:

	Payments due in:
	2016	2017	2018	2019	2020	Beyond 2020	Total
	(Millions)
Obligations:
Revolver borrowings	$—	$—	$—	$105	$—	$—	$105
Senior term loans	15	23	30	217	—	—	285
Senior notes	—	—	—	—	—	725	725
Other long term debt	—	—	—	15	—	—	15
Other subsidiary debt and capital lease obligations	—	1	—	1	1	4	7
Short-term debt	85	—	—	—	—	—	85
Debt and capital lease obligations	100	24	30	338	1	729	1,222
Operating leases	38	28	18	13	13	15	125
Purchase obligations	117	43	1	—	—	—	161
Interest payments	56	54	64	64	46	12	296
Capital commitments	89	—	—	—	—	—	89
Total payments	$400	$149	$113	$415	$60	$756	$1,893
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
Included in our contractual obligations is the amount of interest to be paid on our long-term debt. As our debt structure contains both fixed and variable rate obligations, we have made assumptions in calculating the amount of future interest payments. Interest on our senior notes is calculated using the fixed rates of 5 3/8 percent and 6 7/8 percent, respectively. Interest on our variable rate debt is calculated as LIBOR plus the applicable margin in effect at December 31, 2015 for the Eurodollar and Term Loan A loan and prime plus the applicable margin in effect on December 31, 2015 on the prime-based loans. We have assumed that both LIBOR and the prime rate will remain unchanged for the outlying years. See “— Capitalization.”
We have also included an estimate of expenditures required after December 31, 2015 to complete the projects authorized at December 31, 2015, in which we have made substantial commitments in connection with purchasing plant, property and equipment for our operations. For 2016, we expect our capital expenditures to be between $300 million and $330 million.
We have included an estimate of the expenditures necessary after December 31, 2015 to satisfy purchase requirements pursuant to certain ordinary course supply agreements that we have entered into. With respect to our other supply agreements, they generally do not specify the volumes we are required to purchase. In many cases, if any commitment is provided, the agreements state only the minimum percentage of our purchase requirements we must buy from the supplier. As a result, these purchase obligations fluctuate from year-to-year and we are not able to quantify the amount of our future obligations.
We have not included material cash requirements for unrecognized tax benefits or taxes. It is difficult to estimate taxes to be paid as changes in where we generate income can have a significant impact on future tax payments. We have also not included cash requirements for funding pension and postretirement benefit costs. Based upon current estimates, we believe we will be required to make contributions of approximately $15 million to those plans in 2016. Pension and postretirement contributions beyond 2016 will be required but those amounts will vary based upon many factors, including the performance of our pension fund investments during 2016 and future discount rate changes. For additional information relating to the funding of our pension and other postretirement plans, refer to Note 10 of our consolidated financial statements. In addition, we have not included cash requirements for environmental remediation. Based upon current estimates we believe we will be required to spend approximately $17 million over the next 30 years. However, due to possible modifications in remediation processes and other factors, it is difficult to determine the actual timing of the payments. See “— Environmental and Other Matters.”
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
We have two performance guarantee agreements in the U.K. between Tenneco Management (Europe) Limited (“TMEL”) and the two Walker Group Retirement Plans, the Walker Group Employee Benefit Plan and the Walker Group Executive Retirement Benefit Plan (the “Walker Plans”), whereby TMEL will guarantee the payment of all current and future pension contributions in event of a payment default by the sponsoring or participating employers of the Walker Plans. The Walker Plans are comprised of employees from Tenneco Walker (U.K.) Limited and our Futaba-Tenneco U.K. joint venture. Employer contributions are funded by both Tenneco Walker (U.K.) Limited, as the sponsoring employer and Futaba-Tenneco U.K., as a participating employer. The performance guarantee agreements are expected to remain in effect until all pension obligations for the Walker Plans’ sponsoring and participating employers have been satisfied. The maximum amount payable for these pension performance guarantees that is not attributable to Tenneco is approximately $7 million as of December 31, 2015 which is determined by taking 105 percent of the liability of the Walker Plans calculated under section 179 of the U.K. Pension Act of 2004 offset by plan assets multiplied by the ownership percentage in Futaba-Tenneco U.K. that is attributable to Futaba Industrial Co. Ltd. We did not record an additional liability for this performance guarantee since Tenneco Walker (U.K.) Limited, as the sponsoring employer of the Walker Plans, already recognizes 100 percent of the pension obligation calculated based on U.S. GAAP, for all of the Walker Plans’ participating employers on its balance sheet, which was $11 million and $17 million at December 31, 2015 and December 31, 2014, respectively. At December 31, 2015, all pension contributions under the Walker Plans were current for all of the Walker Plans’ sponsoring and participating employers.
In June 2011, we entered into an indemnity agreement between TMEL and Futaba Industrial Co. Ltd. which requires Futaba to indemnify TMEL for any cost, loss or liability which TMEL may incur under the performance guarantee agreements relating to the Futaba-Tenneco U.K. joint venture. The maximum amount reimbursable by Futaba to TMEL under this indemnity agreement is equal to the amount incurred by TMEL under the performance guarantee agreements multiplied by Futaba’s shareholder ownership percentage of the Futaba-Tenneco U.K. joint venture. At December 31, 2015, the maximum amount reimbursable by Futaba to TMEL is approximately $7 million.
We have issued guarantees through letters of credit in connection with some obligations of our affiliates. As of December 31, 2015, we have $32 million in letters of credit to support some of our subsidiaries’ insurance arrangements, foreign employee benefit programs, environmental remediation activities and cash management and capital requirements.
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
Revenue Recognition
We recognize revenue for sales to our original equipment and aftermarket customers when title and risk of loss passes to the customers under the terms of our arrangements with those customers, which is usually at the time of shipment from our plants or distribution centers. Generally, in connection with the sale of exhaust systems to certain original equipment manufacturers, we purchase catalytic converters and diesel particulate filters or components thereof including precious metals (“substrates”) on behalf of our customers which are used in the assembled system. These substrates are included in our inventory and “passed through” to the customer at our cost, plus a small margin, since we take title to the inventory and are responsible for both the delivery and quality of the finished product. Revenues recognized for substrate sales were $1,916 million, $1,934 million and $1,835 million in 2015, 2014 and 2013, respectively. For our aftermarket customers, we provide for promotional incentives and returns at the time of sale. Estimates are based upon the terms of the incentives and historical experience with returns. Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis. Shipping and handling costs billed to customers are included in revenues and the related costs are included in cost of sales in our Statements of Income.

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
Engineering, Research and Development
We expense engineering, research, and development costs as they are incurred. Engineering, research, and development expenses were $146 million for 2015, $169 million for 2014 and $144 million for 2013, net of reimbursements from our customers. Of these amounts, $17 million in 2015, $26 million in 2014 and $19 million in 2013 relate to research and development, which includes the research, design, and development of a new unproven product or process. Additionally, $111 million, $118 million and $101 million of engineering, research, and development expense for 2015, 2014 and 2013, respectively, relates to engineering costs we incurred for application of existing products and processes to vehicle platforms. The remainder of the expenses in each year relate to improvements and enhancements to existing products and processes. Further, our customers reimburse us for engineering, research, and development costs on some platforms when we prepare prototypes and incur costs before platform awards. Our engineering, research, and development expense for 2015, 2014 and 2013 has been reduced by $145 million, $159 million and $169 million, respectively, for these reimbursements.
Pre-production Design and Development and Tooling Assets
We expense pre-production design and development costs as incurred unless we have a contractual guarantee for reimbursement from the original equipment customer. Unbilled pre-production design and development costs recorded in prepayments and other and long-term receivables totaled $21 million and $23 million on December 31, 2015 and 2014, respectively. In addition, plant, property and equipment included $64 million and $59 million at December 31, 2015 and 2014, respectively, for original equipment tools and dies that we own, and prepayments and other included $107 million and $98 million at December 31, 2015 and 2014, respectively, for in-process tools and dies that we are building for our original equipment customers.
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
At December 31, 2015, accumulated goodwill impairment charges include $306 million related to our North America Ride Performance reporting unit, $32 million related to our Europe, South America & India Ride Performance reporting unit and $11 million related to our Asia Pacific Ride Performance reporting unit.
In the fourth quarter of 2015, 2014 and 2013, as a result of our annual goodwill impairment testing, the estimated fair value of each of our reporting units exceeded the carrying value of their assets and liabilities as of the testing date.
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
Our approach to establishing the discount rate assumption for both our domestic and foreign plans is generally based on the yield on high-quality corporate fixed-income investments. At the end of each year, the discount rate is determined using the results of bond yield curve models based on a portfolio of high quality bonds matching the notional cash inflows with the expected benefit payments for each significant benefit plan. Based on this approach, we raised the weighted average discount rate for all our pension plans to 3.9 percent in 2015 from 3.7 percent in 2014. The discount rate for postretirement benefits was raised to 4.3 percent in 2015 from 4.1 percent in 2014.
Our approach to determining expected return on plan asset assumptions evaluates both historical returns as well as estimates of future returns, and is adjusted for any expected changes in the long-term outlook for the equity and fixed income markets. As a result, our estimate of the weighted average long-term rate of return on plan assets for all of our pension plans was lowered to 6.6 percent in 2015 from 6.7 percent in 2014.
Except in the U.K., our pension plans generally do not require employee contributions. Our policy is to fund our pension plans in accordance with applicable U.S. and foreign government regulations and to make additional payments as funds are available to achieve full funding of the accumulated benefit obligation. At December 31, 2015, all legal funding requirements had been met.
Refer to Note 10 of our consolidated financial statements for more information regarding our pension and other postretirement employee benefit costs and assumptions.
New Accounting Pronouncements
Note 1 in our notes to the consolidated financial statements of Tenneco Inc. located in Item 8 — Financial Statements and Supplemental Data is incorporated herein by reference.
Note 11 in our notes to condensed consolidated financial statements located in Part I Item 1 — Business is incorporated herein by reference.
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
In managing our foreign currency exposures, we identify and aggregate existing offsetting positions and then hedge residual exposures through third-party derivative contracts. The fair value of our foreign currency forward contracts was a net asset position of $1 million at December 31, 2015 and is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. The following table summarizes by major currency the notional amounts for our foreign currency forward purchase and sale contracts as of December 31, 2015. All contracts in the following table mature in 2016.

		Notional Amount in Foreign Currency
		(Millions)
Australian dollars	—Purchase	1
British pounds	—Purchase	45
	—Sell	(43)
Canadian dollars	—Sell	(2)
European euro	—Sell	(16)
Japanese yen	—Purchase	50
	—Sell	(1,153)
South African rand	—Purchase	80
U.S. dollars	—Purchase	93
	—Sell	(71)
Interest Rate Risk
Our financial instruments that are sensitive to market risk for changes in interest rates are primarily our debt securities. We use our revolving credit facilities to finance our short-term and long-term capital requirements. We pay a current market rate of interest on these borrowings. Our long-term capital requirements have been financed with long-term debt with original maturity dates ranging from four to ten years. On December 31, 2015, we had $758 million in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed through December 2020, $225 million is fixed through December 2024 and the remainder is fixed from 2015 through 2025. We also have $382 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” earlier in this Management’s Discussion and Analysis.
We estimate that the fair value of our long-term debt at December 31, 2015 was about 102 percent of its book value. A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $5 million.
Environmental Matters, Legal Proceedings and Product Warranties
Note 12 to the consolidated financial statements of Tenneco Inc. located in Part II Item 8 — Financial Statements and Supplemental Data is incorporated herein by reference.
We expect to continue to incur legal and related costs in 2016 pertaining to the ongoing antitrust investigation. Such costs may not be evenly distributed throughout the year.
Tenneco 401(k) Retirement Savings Plans
Effective January 1, 2012, the Tenneco Employee Stock Ownership Plan for Hourly Employees and the Tenneco Employee Stock Ownership Plan for Salaried Employees were merged into one plan called the Tenneco 401(k) Retirement Savings Plan (the “Retirement Savings Plan”). Under the plan, subject to limitations in the Internal Revenue Code, participants may elect to defer up to 75 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We match 100 percent of an employee's contributions up to three percent of the employee's salary and 50 percent of an employee's contributions that are between three percent and five percent of the employee's salary. In connection with freezing the defined benefit pension plans for nearly all U.S. based salaried and non-union hourly employees effective December 31, 2006, and the related replacement of those defined benefit plans with defined contribution plans, we are making additional contributions to the Employee Stock Ownership Plans. We recorded expense for these contributions of approximately $27 million, $25 million and $23 million in 2015, 2014, and 2013, respectively. Matching contributions vest immediately. Defined benefit replacement contributions fully vest on the employee’s third anniversary of employment.

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
Based on our assessment we have concluded that the company’s internal control over financial reporting was effective as of December 31, 2015.
Our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included herein.
February 24, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Tenneco Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity present fairly, in all material respects, the financial position of Tenneco Inc. and its subsidiaries at December 31, 2015, and 2014 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in note 7 to the accompanying consolidated financial statements, the Company changed the manner in which it classifies deferred taxes in 2015.
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
/S/ PRICEWATERHOUSECOOPERS LLP

Milwaukee, Wisconsin
February 24, 2016

TENNECO INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2015	2014	2013
	(Millions Except Share and Per Share Amounts)
Revenues
Net sales and operating revenues	$8,209	$8,420	$7,964
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	6,845	7,025	6,734
Engineering, research, and development	146	169	144
Selling, general, and administrative	491	519	453
Depreciation and amortization of other intangibles	203	208	205
	7,685	7,921	7,536
Other income (expense)
Loss on sale of receivables	(4)	(4)	(4)
Other expense	(1)	(3)	—
	(5)	(7)	(4)
Earnings before interest expense, income taxes, and noncontrolling interests	519	492	424
Interest expense	67	91	80
Earnings before income taxes and noncontrolling interests	452	401	344
Income tax expense	149	131	122
Net income	303	270	222
Less: Net income attributable to noncontrolling interests	56	44	39
Net income attributable to Tenneco Inc.	$247	$226	$183
Earnings per share
Weighted average shares of common stock outstanding —
Basic	59,678,309	60,734,022	60,474,492
Diluted	60,193,150	61,782,508	61,594,062
Basic earnings per share of common stock	$4.14	$3.72	$3.03
Diluted earnings per share of common stock	$4.11	$3.66	$2.97
The accompanying notes to consolidated financial statements are an integral part of these statements of income.

TENNECO INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2015
	Tenneco Inc.		Noncontrolling interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	(Millions)
Net Income		$247		$56		$303
Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$(166)		$3		$(163)
Translation of foreign currency statements	(131)	(131)	(4)	(4)	(135)	(135)
Balance December 31	(297)		(1)		(298)
Adjustment to the Liability for Pension and Postretirement Benefits
Balance January 1	(379)		—		(379)
Adjustment to the Liability for Pension and Postretirement benefits, net of tax	11	11			11	11
Balance December 31	(368)		—		(368)
Balance December 31	$(665)		$(1)		$(666)
Other comprehensive loss		(120)		(4)		(124)
Comprehensive Income		$127		$52		$179
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

TENNECO INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$287	$282
Restricted cash	1	3
Receivables —
Customer notes and accounts, net	1,102	1,064
Other	10	24
Inventories	682	688
Deferred income taxes	—	81
Prepayments and other	229	284
Total current assets	2,311	2,426
Other assets:
Long-term receivables, net	13	12
Goodwill	60	65
Intangibles, net	22	26
Deferred income taxes	218	143
Other	100	106
	413	352
Plant, property, and equipment, at cost	3,418	3,490
Less — Accumulated depreciation and amortization	(2,175)	(2,272)
	1,243	1,218
Total Assets	$3,967	$3,996
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)	$86	$60
Accounts payable	1,376	1,372
Accrued taxes	37	40
Accrued interest	4	3
Accrued liabilities	250	258
Other	41	66
Total current liabilities	1,794	1,799
Long-term debt	1,124	1,055
Deferred income taxes	7	18
Postretirement benefits	318	339
Deferred credits and other liabilities	206	212
Commitments and contingencies
Total liabilities	3,449	3,423
Redeemable noncontrolling interests	43	35
Tenneco Inc. Shareholders’ equity:
Common stock	1	1
Premium on common stock and other capital surplus	3,081	3,059
Accumulated other comprehensive loss	(665)	(545)
Retained earnings (accumulated deficit)	(1,448)	(1,695)
	969	820
Less — Shares held as treasury stock, at cost	536	323
Total Tenneco Inc. shareholders’ equity	433	497
Noncontrolling interests	42	41
Total equity	475	538
Total liabilities, redeemable noncontrolling interests and equity	$3,967	$3,996
The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

TENNECO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(Millions)
Operating Activities
Net income	$303	$270	$222
Adjustments to reconcile net income to cash provided by operating activities —
Depreciation and amortization of other intangibles	203	208	205
Deferred income taxes	—	(1)	5
Stock-based compensation	15	13	13
Loss on sale of assets	4	6	1
Changes in components of working capital —
(Increase) decrease in receivables	(90)	(83)	(88)
(Increase) decrease in inventories	(36)	(74)	3
(Increase) decrease in prepayments and other current assets	37	(81)	(53)
Increase (decrease) in payables	90	94	161
Increase (decrease) in accrued taxes	(1)	—	(10)
Increase (decrease) in accrued interest	1	(6)	—
Increase (decrease) in other current liabilities	(10)	13	64
Change in long-term assets	3	12	7
Change in long-term liabilities	(2)	(13)	(32)
Other	—	(17)	5
Net cash provided by operating activities	517	341	503
Investing Activities
Proceeds from sale of assets	4	3	8
Cash payments for plant, property, and equipment	(286)	(328)	(244)
Cash payments for software related intangible assets	(23)	(13)	(25)
Cash payments for net assets purchased	—	(3)	—
Change in restricted cash	2	2	(5)
Net cash used by investing activities	(303)	(339)	(266)
Financing Activities
Retirement of long-term debt	(37)	(462)	(16)
Issuance of long-term debt	1	570	—
Debt issuance costs of long-term debt	(1)	(12)	—
Purchase of common stock under the share repurchase program	(213)	(22)	(27)
Issuance of common stock	6	19	20
Tax benefit from stock-based compensation	6	26	24
Increase (decrease) in bank overdrafts	(22)	6	(6)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivable	102	(70)	(22)
Net increase (decrease) in short-term borrowings secured by accounts receivable	30	(10)	(40)
Capital contribution from noncontrolling interest partner	—	5	—
Purchase of noncontrolling equity interest	—	—	(69)
Distribution to noncontrolling interest partners	(44)	(30)	(39)
Net cash provided (used) by financing activities	(172)	20	(175)
Effect of foreign exchange rate changes on cash and cash equivalents	(37)	(15)	(10)
Increase in cash and cash equivalents	5	7	52
Cash and cash equivalents, January 1	282	275	223
Cash and cash equivalents, December 31 (Note)	$287	$282	$275

Supplemental Cash Flow Information
Cash paid during the year for interest	$68	$93	$79
Cash paid during the year for income taxes (net of refunds)	105	136	109
Non-cash Investing and Financing Activities
Period end balance of trade payables for plant, property, and equipment	$50	$41	$52

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.
The accompanying notes to consolidated financial statements are an integral part of these statements of cash flows.

TENNECO INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2015		2014		2013
	Shares	Amount	Shares	Amount	Shares	Amount
	(Millions Except Share Amounts)
Common Stock
Balance January 1	64,454,248	$1	63,714,728	$1	62,789,382	$1
Issued pursuant to benefit plans	335,766	—	62,334	—	156,213	—
Stock options exercised	277,118	—	677,186	—	769,133	—
Balance December 31	65,067,132	1	64,454,248	1	63,714,728	1
Premium on Common Stock and Other Capital Surplus
Balance January 1		3,059		3,014		3,031
Purchase of noncontrolling equity interest		—		—		(68)
Premium on common stock issued pursuant to benefit plans		22		45		51
Balance December 31		3,081		3,059		3,014
Accumulated Other Comprehensive Loss
Balance January 1		(545)		(360)		(408)
Other comprehensive income (loss)		(120)		(185)		48
Balance December 31		(665)		(545)		(360)
Retained Earnings (Accumulated Deficit)
Balance January 1		(1,695)		(1,921)		(2,104)
Net income attributable to Tenneco Inc.		247		226		183
Balance December 31		(1,448)		(1,695)		(1,921)
Less — Common Stock Held as Treasury Stock, at Cost
Balance January 1	3,244,692	323	2,844,692	301	2,294,692	274
Purchase of common stock through stock repurchase program	4,228,633	213	400,000	22	550,000	27
Balance December 31	7,473,325	536	3,244,692	323	2,844,692	301
Total Tenneco Inc. shareholders’ equity		$433		$497		$433
Noncontrolling interests:
Balance January 1		41		39		45
Net income		24		21		24
Sale of noncontrolling equity interest		—		—		(1)
Other comprehensive income (loss)		(3)		(1)		—
Dividends declared		(20)		(18)		(29)
Balance December 31		$42		$41		$39
Total equity		$475		$538		$472
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include among others, allowances for doubtful receivables, promotional and product returns, pension and postretirement benefit plans, income taxes, and contingencies. These items are covered in more detail elsewhere in Note 1, Note 7, Note 10, and Note 12 of the consolidated financial statements of Tenneco Inc. Actual results could differ from those estimates.
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
The following is a rollforward of activity in our redeemable noncontrolling interests for the years ending December 31, 2015, 2014 and 2013, respectively:

	2015	2014	2013
	(Millions)
Balance January 1	$35	$20	$15
Net income attributable to redeemable noncontrolling interests	33	23	14
Sale of 45 percent equity interest from Tenneco Inc	—	4	—
Capital Contributions	—	1	—
Dividends declared	(24)	(13)	(9)
Balance December 31	$43	$35	$20

Inventories
At December 31, 2015 and 2014, inventory by major classification was as follows:

	2015	2014
	(Millions)
Finished goods	$257	$272
Work in process	233	221
Raw materials	135	137
Materials and supplies	57	58
	$682	$688
Our inventories are stated at the lower of cost or market value using the first-in, first-out (“FIFO”) or average cost methods. Work in process includes purchased parts such as substrates coated with precious metals.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
At December 31, 2015, accumulated goodwill impairment charges include $306 million related to our North America Ride Performance reporting unit, $32 million related to our Europe, South America & India Ride Performance reporting unit and $11 million related to our Asia Pacific Ride Performance reporting unit.
In the fourth quarter of 2015, 2014 and 2013, as a result of our annual goodwill impairment testing, the estimated fair value of each of our reporting units exceeded the carrying value of their assets and liabilities as of the testing date.
The changes in the net carrying amount of goodwill for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Clean Air Division			Ride Performance Division
	North America	Europe, South America & India	Asia Pacific	North America	Europe, South America & India	Asia Pacific	Total
(Millions)
Balance at December 31, 2013	$14	$14	$—	$10	$31	$—	$69
Translation Adjustment	—	(2)	—	—	(2)	—	(4)
Balance at December 31, 2014	14	12	—	10	29	—	65
Translation Adjustment	—	(1)	—	—	(4)	—	(5)
Balance at December 31, 2015	14	11	—	10	25	—	60

We have capitalized certain intangible assets, primarily technology rights, trademarks and patents, based on their estimated fair value at the date we acquired them. We amortize our finite useful life intangible assets on a straight-line basis over periods ranging from 5 to 50 years. Amortization of intangibles amounted to $5 million in 2015, $4 million in 2014, and $5 million in 2013, and are included in the statements of income caption “Depreciation and amortization of intangibles.” The carrying amount and accumulated amortization of our finite useful life intangible assets were as follows:

	December 31, 2015		December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
	(Millions)		(Millions)
Customer contract	$8	$(4)	$8	$(4)
Patents	2	(2)	3	(2)
Technology rights	29	(19)	26	(15)
Other	10	(2)	11	(2)
Total	$49	$(27)	$48	$(23)
Estimated amortization of intangible assets over the next five years is expected to be $3 million in 2016, $2 million in 2017 and $1 million in 2018, 2019 and 2020.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plant, Property, and Equipment, at Cost
At December 31, 2015 and 2014, plant, property, and equipment, at cost, by major category were as follows:

	2015	2014
	(Millions)
Land, buildings, and improvements	$561	$569
Machinery and equipment	2,569	2,655
Other, including construction in progress	288	266
	$3,418	$3,490
We depreciate these properties excluding land on a straight-line basis over the estimated useful lives of the assets. Useful lives range from 10 to 50 years for buildings and improvements and from 3 to 25 years for machinery and equipment.
Notes and Accounts Receivable and Allowance for Doubtful Accounts
Receivables consist of amounts billed and currently due from customers and unbilled pre-production design and development costs. Short and long-term accounts receivable outstanding were $1,126 million and $1,088 million at December 31, 2015 and 2014, respectively. The allowance for doubtful accounts on short-term and long-term accounts receivable was $16 million at both December 31, 2015 and 2014. Short and long-term notes receivable outstanding was $5 million at both December 31, 2015 and 2014. The allowance for doubtful accounts on short-term and long-term notes receivable was zero at both December 31, 2015 and 2014.
Pre-production Design and Development and Tooling Assets
We expense pre-production design and development costs as incurred unless we have a contractual guarantee for reimbursement from the original equipment customer. Unbilled pre-production design and development costs recorded in prepayments and other and long-term receivables were $21 million and $23 million at December 31, 2015 and 2014, respectively. In addition, plant, property and equipment included $64 million and $59 million at December 31, 2015 and 2014, respectively, for original equipment tools and dies that we own, and prepayments and other included $107 million and $98 million at December 31, 2015 and 2014, respectively, for in-process tools and dies that we are building for our original equipment customers.
Internal Use Software Assets
We capitalize certain costs related to the purchase and development of software that we use in our business operations. We amortize the costs attributable to these software systems over their estimated useful lives, ranging from 3 to 12 years, based on various factors such as the effects of obsolescence, technology, and other economic factors. Capitalized software development costs, net of amortization, were $58 million and $54 million at December 31, 2015 and 2014, respectively, and are recorded in other long-term assets. Amortization of software development costs was approximately $13 million for the year ended December 31, 2015 and $15 million for both years ended December 31, 2014 and 2013, and is included in the statements of income (loss) caption “Depreciation and amortization of intangibles.” Additions to capitalized software development costs, including payroll and payroll-related costs for those employees directly associated with developing and obtaining the internal use software, are classified as investing activities in the statements of cash flows.
Accounts Payable
Accounts payable included $93 million and $91 million at December 31, 2015 and December 31, 2014 , respectively, for accrued compensation and $17 million and $39 million at December 31, 2015 and December 31, 2014, respectively, for bank overdrafts at our European subsidiaries.
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

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Revenue Recognition
We recognize revenue for sales to our original equipment and aftermarket customers when title and risk of loss passes to the customers under the terms of our arrangements with those customers, which is usually at the time of shipment from our plants or distribution centers. Generally, in connection with the sale of exhaust systems to certain original equipment manufacturers, we purchase catalytic converters and diesel particulate filters or components thereof including precious metals (“substrates”) on behalf of our customers which are used in the assembled system. These substrates are included in our inventory and “passed through” to the customer at our cost, plus a small margin, since we take title to the inventory and are responsible for both the delivery and quality of the finished product. Revenues recognized for substrate sales were $1,916 million, $1,934 million and $1,835 million in 2015, 2014 and 2013, respectively. For our aftermarket customers, we provide for promotional incentives and returns at the time of sale. Estimates are based upon the terms of the incentives and historical experience with returns. Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis. Shipping and handling costs billed to customers are included in revenues and the related costs are included in cost of sales in our consolidated statements of income (loss).
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
Engineering, Research and Development
We expense engineering, research, and development costs as they are incurred. Engineering, research, and development expenses were $146 million for 2015, $169 million for 2014, and $144 million for 2013, net of reimbursements from our customers. Our customers reimburse us for engineering, research, and development costs on some platforms when we prepare prototypes and incur costs before platform awards. Our engineering, research, and development expense for 2015, 2014 and 2013 has been reduced by $145 million, $159 million and $169 million, respectively, for these reimbursements.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising and Promotion Expenses
We expense advertising and promotion expenses as they are incurred. Advertising and promotion expenses were $54 million, $57 million, and $53 million for the years ended December 31, 2015, 2014, and 2013, respectively.
Foreign Currency
We translate the consolidated financial statements of foreign subsidiaries into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted-average exchange rate for revenues and expenses in each period. We record translation adjustments for those subsidiaries whose local currency is their functional currency as a component of accumulated other comprehensive income (loss) in shareholders’ equity. We recognize transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency in earnings as incurred, except for those intercompany balances which are designated as long-term investments. Our results include foreign currency transaction losses of $6 million in 2015, of $1 million in 2014 and $13 million in 2013. The amounts are recorded in cost of sales.
We use derivative financial instruments, principally foreign currency forward purchase and sales contracts with terms of less than one year, to hedge our exposure to changes in foreign currency exchange rates. Our primary exposure to changes in foreign currency rates results from intercompany loans made between affiliates to minimize the need for borrowings from third parties. Additionally, we enter into foreign currency forward purchase and sale contracts to mitigate our exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables. We manage counter-party credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements. We do not enter into derivative financial instruments for speculative purposes. In managing our foreign currency exposures, we identify and aggregate existing offsetting positions and then hedge residual exposures through third-party derivative contracts. The fair value of our foreign currency forward contracts was a net asset position of $1 million at December 31, 2015 and a net liability position of less than $1 million at December 31, 2014 and is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. We record the change in fair value of these foreign exchange forward contracts as part of currency gains (losses) within cost of sales in the consolidated statements of income (loss). The fair value of foreign exchange forward contracts are recorded in prepayments and other current assets or other current liabilities in the consolidated balance sheet.

New Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update 2015-17, Balance Sheet Classification of Deferred Taxes, which requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. For public business entities, the standard is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all companies in any interim or annual period. We adopted this standard as of December 31, 2015 and applied prospectively. Adoption of this guidance resulted in a reclassification of our net current deferred tax asset to the net non-current deferred tax asset in our Consolidated Balance Sheet as of December 31, 2015. No prior periods were retrospectively adjusted.
In May 2015, the FASB issued Accounting Standard Update (ASU) No. 2015-07, Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent). ASU No. 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. Such investments should be disclosed separate from the fair value hierarchy. For public business entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of this guidance is not expected to have an impact on the Company's consolidated financial statements but will impact pension asset disclosure.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. For public business entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted for financial statements that have not been previously issued. We adopted this standard for the first quarter of 2015 and applied retrospectively. Please refer to note 5 in our notes to consolidated financial statements located in Part II Item 8 of this Form 10-K for further discussion.
In May 2014, the FASB issued an amendment on revenue recognition. The amendment in this update creates Topic 606, Revenue from Contracts with Customers, and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendment supersedes the cost guidance in Subtopic 605-35, Revenue Recognition-Construction-Type and

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs-Contracts with Customers. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB has approved a one-year deferral of the effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017 for public entities. We will adopt this amendment on January1, 2018. We are currently evaluating the potential impact of this new guidance on our consolidated financial statements.
Restricted Net Assets
In certain countries where we operate, transfers of funds out of such countries by way of dividends, loans or advances are subject to certain central bank restrictions which require approval from the central bank authorities prior to transferring funds out of these countries. The countries in which we operate that have such restrictions include Argentina, China, South Africa, and Thailand. The net asset balance of our subsidiaries in the countries in which we operate that have such restrictions was $248 million and $218 million as of December 31, 2015 and 2014, respectively. These central banking restrictions do not have a significant effect on our ability to manage liquidity on a global basis.

2.Earnings Per Share
Earnings per share of common stock outstanding were computed as follows:

	Year Ended December 31,
	2015	2014	2013
	(Millions Except Share and Per Share Amounts)
Basic earnings per share —
Net income attributable to Tenneco Inc.	$247	$226	$183
Average shares of common stock outstanding	59,678,309	60,734,022	60,474,492
Earnings per average share of common stock	$4.14	$3.72	$3.03
Diluted earnings per share —
Net income attributable to Tenneco Inc.	$247	$226	$183
Average shares of common stock outstanding	59,678,309	60,734,022	60,474,492
Effect of dilutive securities:
Restricted stock	96,168	130,732	205,020
Stock options	418,673	917,754	914,550
Average shares of common stock outstanding including dilutive securities	60,193,150	61,782,508	61,594,062
Earnings per average share of common stock	$4.11	$3.66	$2.97
Options to purchase 175,216, 1,357 and 205,104 shares of common stock were outstanding as of December 31, 2015, 2014 and 2013, respectively, but not included in the computation of diluted earnings per share, because the options were anti-dilutive.

3.Acquisitions and divestitures
In the fourth quarter of 2013, we purchased the remaining 20 percent equity interest in Tenneco Tongtai (Dalian) Exhaust System Co., Ltd. (TTEC) joint venture investment in China for $69 million in cash through two transactions. The joint venture partner also received an additional amount of $9 million in lieu of receiving its pro-rata share of dividends owed from the joint venture. As a result of the purchase, TTEC became a wholly owned indirect subsidiary of Tenneco.
In May 2014, we sold a 45 percent equity interest in Tenneco Fusheng (Chengdu) Automobile Parts Co., Ltd., to a third party for $4 million. As a result of the sale, our equity ownership of Tenneco Fusheng (Chengdu) Automobile Parts Co., Ltd. changed to 55 percent from 100 percent. The net impact to equity from the sale was less than $1 million.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summaries the net income attributable to Tenneco Inc. and transfers to the noncontrolling interest:

	Year Ended December 31,
	2015	2014	2013
	(Millions)
Net income attributable to Tenneco Inc.	$247	$226	$183
Decrease in equity for purchase of noncontrolling equity interest	—	—	(68)
Net income attributable to Tenneco Inc. shareholders less purchase of noncontrolling equity interest	247	226	115
In November 2015, we closed on the sale of certain assets related to our Marzocchi mountain bike suspension product line to affiliates of Fox Factory Holding Corp.; and in December 2015, we closed on the sale of the Marzocchi motorcycle fork product line to an Italian company, VRM S.p.A. We recorded charges of $29 million in 2015 related to severance and other employee related costs, asset write-downs and other expenses related to the closure.

4.Restructuring and Other Charges
Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. In 2013, we incurred $78 million in restructuring and related costs, primarily related to European cost reduction efforts including non-cash asset write downs of $3 million, the costs to exit the distribution of aftermarket exhaust products and ending production of leaf springs in Australia, headcount reductions in various regions, and the net impact of freezing our defined benefit plans in the United Kingdom, of which $70 million was recorded in cost of sales, $6 million in SG&A, $1 million in engineering expense and $1 million in other expense. In 2014, we incurred $49 million in restructuring and related costs including non-cash charges of $5 million, primarily related to European cost reduction efforts, headcount reductions in Australia and South America, the sale of a closed facility in Cozad, Nebraska and costs related to organizational change, of which $28 million was recorded in cost of sales, $9 million in SG&A, $7 million in engineering expense, $4 million in other expense and $1 million in depreciation and amortization. In 2015, we incurred $63 million in restructuring and related costs including asset write-downs of $10 million, primarily related to European cost reduction efforts, exiting the Marzocchi suspension business, headcount reductions in Australia and South America, and the closure of a JIT plant in Australia, of which $46 million was recorded in cost of sales, $11 million in SG&A, $1 million in engineering expense, $4 million in depreciation and amortization expense and $1 million in other expense.
Amounts related to activities that are part of our restructuring plans are as follows:

	December 31, 2014 Restructuring Reserve	2015 Expenses	2015 Cash Payments	Impact of Exchange Rates	December 31, 2015 Restructuring Reserve
	(Millions)
Employee Severance, Termination Benefits and Other Related Costs	$40	53	(59)	(4)	$30
On January 31, 2013, we announced our intent to reduce structural costs in Europe by approximately $60 million annually. We still expect to reach our target annual savings rate in 2016, however the recent dramatic changes in exchange rates will likely have an impact on the actual savings achieved when translated from Euros to U.S. dollars. We incurred $78 million in restructuring and related costs in 2013, of which $69 million was related to this initiative including $3 million for non-cash asset write downs. In 2014, we incurred $49 million in restructuring and related costs, of which $31 million was related to this initiative including $3 million for non-cash asset write downs. In 2015, we incurred $63 million in restructuring and related costs, of which $22 million was related to this initiative. While we are nearing the completion of this initiative, we expect to incur additional restructuring and related costs in 2016 due to certain ongoing matters. For example, we closed a plant in Gijon Spain in 2013, but subsequently re-opened it in July 2014 with about half of its prior workforce after the employees' works council successfully filed suit challenging the closure decision. Pursuant to an agreement we entered into with employee representatives, we are currently engaged in a sale process to identify potential purchasers for the facility and intend to continue operating it until a complete transfer of ownership takes place.
On July 22, 2015, we announced our intention to discontinue our Marzocchi motorcycle fork suspension product line and our mountain bike suspension product line, and liquidate our Marzocchi operations. These actions were subject to a consultation process with the employee representatives and in total eliminated approximately 138 jobs. We employed 127 people at the Marzocchi plant in Bologna, Italy and an additional 11 people in our operations in North America and Taiwan. In November 2015, we closed on the sale of certain assets related to our Marzocchi mountain bike suspension product line to the affiliates of Fox Factory Holding Corp.; and in December 2015, we closed on the sale of the Marzocchi motorcycle fork product line to an Italian company, VRM S.p.A. These actions were a part of our ongoing efforts to optimize our Ride Performance product line globally while continuously improving our operations and increasing profitability. We recorded charges of $29 million in 2015 related to severance and other employee related costs, asset write-downs and other expenses related to the closure.
Under the terms of our amended and restated senior credit agreement that took effect on December 8, 2014, we are allowed to exclude up to $150 million in the aggregate of all costs, expenses, fees, fines, penalties, judgments, legal settlements and other amounts associated with any restructuring, litigation, claim, proceeding or investigation related to or undertaken by us or any of our subsidiaries, together with any related provision for taxes, incurred after December 8, 2014 in the calculation of the financial covenant ratios required under our senior credit facility. As of December 31, 2015, we had excluded $53 million of allowable charges relating to restructuring initiatives against the $150 million available under the terms of the senior credit facility.

5.Long-Term Debt, Short-Term Debt, and Financing Arrangements
Long-Term Debt
A summary of our long-term debt obligations at December 31, 2015 and 2014, is set forth in the following table:

	2015	2014
	(Millions)
Tenneco Inc. —
Revolver borrowings due 2019, average effective interest rate 2.0% in 2015	$105	$—
Senior Tranche A Term Loan due 2016 through 2019, average effective interest rate 1.9% in 2015	285	300
5 3/8% Senior Notes due 2024	225	225
6 7/8% Senior Notes due 2020	500	500
Debentures due 2017 through 2025, average effective interest rate 7.5% in 2014	—	1
Other subsidiaries —
Other Long Term Debt due in 2019, average interest rate 6.55% in 2015 and 5.45% in 2014	15	37
Notes due 2016 through 2026, average effective interest rate 0.1% in 2015 and 1.3% in 2014	7	8
	1,137	1,071
Less — maturities classified as current	1	2
Total long-term debt	$1,136	$1,069
The aggregate maturities applicable to the long-term debt outstanding at December 31, 2015, are $15 million, $24 million, $30 million, $338 million and $1 million for 2016, 2017, 2018, 2019 and 2020, respectively.
We have excluded the required payments, within the next twelve months, under the Tranche A Term Facility totaling $15 million from current liabilities as of December 31, 2015, because we have the intent and ability to refinance the obligations on a long-term basis by using our revolving credit facility.
Short-Term Debt
Our short-term debt includes the current portion of long-term obligations and borrowings by parent company and foreign subsidiaries. Information regarding our short-term debt as of and for the years ended December 31, 2015 and 2014 is as follows:

	2015	2014
	(Millions)
Maturities classified as current	$1	$2
Short-term borrowings	85	58
Total short-term debt	$86	$60

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Notes Payable(a)
	2015	2014
	(Dollars in Millions)
Outstanding borrowings at end of year	$85	$58
Weighted average interest rate on outstanding borrowings at end of year(b)	3.2%	2.6%
Maximum month-end outstanding borrowings during year	$178	$124
Average month-end outstanding borrowings during year	$118	$107
Weighted average interest rate on average month-end outstanding borrowings during year(b)	3.0%	4.0%

(a)	Includes borrowings under both committed credit facilities and uncommitted lines of credit and similar arrangements.

(b)	This calculation does not include the commitment fees to be paid on the unused revolving credit facility balances which are recorded as interest expense for accounting purposes.
Financing Arrangements

	Committed Credit Facilities(a) as of December 31, 2015
	Term	Commitments	Borrowings	Letters of Credit(b)	Available
	(Millions)
Tenneco Inc. revolving credit agreement	2019	$1,200	$105	$—	$1,095
Tenneco Inc. tranche A term facility	2019	285	285	—	—
Subsidiaries’ credit agreements	2016-2027	136	107	—	29
		$1,621	$497	$—	$1,124

(a)	We generally are required to pay commitment fees on the unused portion of the total commitment.

(b)	Letters of credit reduce the available borrowings under the revolving credit agreement.
Overview.    Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions. The arrangement is secured by substantially all our domestic assets and pledges of up to 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries.
In April 2015, the FASB issued Accounting Standard Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. For public business entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted for financial statements that have not been previously issued. We adopted this standard for the first quarter of 2015 and applied retrospectively. The balance for unamortized debt issuance costs was $12 million and $14 million at December 31, 2015 and December 31, 2014, respectively.
On December 8, 2014, we completed an amendment and restatement of our senior credit facility by increasing the amounts and extending the maturity dates of our revolving credit facility and our Tranche A Term Facility. The amended and restated facility replaces our former $850 million revolving credit facility and $213 million Tranche A Term Facility. The proceeds from this refinancing transaction were used to repay the $213 million Tranche A Term Facility, to fund the fees and expenses associated with the purchase and redemption of our $225 million 7 3/4 percent senior notes due in 2018 and for general corporate purposes. As of December 31, 2015, the senior credit facility provides us with a total revolving credit facility size of $1,200 million and a $300 million Tranche A Term Facility, both of which will mature on December 8, 2019. Funds may be borrowed, repaid and re-borrowed under the revolving credit facility without premium or penalty (subject to any customary LIBOR breakage fees). The revolving credit facility is reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. Outstanding letters of credit reduce our availability to borrow revolving loans under the facility. We are required to make quarterly principal payments under the Tranche A Term Facility of $3.75 million through December 31, 2016, $5.625 million beginning March 31, 2017 through December 31, 2017, $7.5 million beginning March 31, 2018 through September 30, 2019 and a final payment of $195 million is due on December 8, 2019. We have excluded the required payments, within the next twelve months, under the Tranche A Term Facility totaling $15 million from current liabilities as of December 31, 2015, because we have the intent and ability to refinance the obligations on a long-term basis by using our revolving credit facility.
On November 20, 2014, we announced a cash tender offer to purchase our outstanding $225 million 7 3/4 percent senior notes due in 2018 and a solicitation of consents to certain proposed amendments to the indenture governing these notes. We

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
At December 31, 2015, of the $1,200 million available under the revolving credit facility, we had unused borrowing capacity of $1,095 million with $105 million in balance in outstanding borrowings and zero in outstanding letters of credit. As of December 31, 2015, our outstanding debt also included (i) $285 million of a term loan which consisted of a $283 million net carrying amount including a $2 million debt issuance cost related to our Tranche A Term Facility which is subject to quarterly principal payments as described above through December 8, 2019, (ii) $225 million of notes which consisted of a $221 million net carrying amount including a $4 million debt issuance cost of 5 3/8 percent senior notes due December 15, 2024, (iii) $500 million of notes which consisted of a $494 million net carrying amount including a $6 million debt issuance cost of 6 7/8 percent senior notes due December 15, 2020, and (iv) $107 million of other debt.
Senior Credit Facility — Interest Rates and Fees.    Beginning December 8, 2014, our Tranche A Term Facility and revolving credit facility bear interest at an annual rate equal to, at our option, either (i) London Interbank Offered Rate (“LIBOR”) plus a margin of 175 basis points, or (ii) a rate consisting of the greater of (a) the JPMorgan Chase prime rate plus a margin of 75 basis points, (b) the Federal Funds rate plus 50 basis points plus a margin of 75 basis points, and (c) one month LIBOR plus 100 basis points plus a margin of 75 basis points. The margin we pay on these borrowings will be increased by a total of 25 basis points above the original margin following each fiscal quarter for which our consolidated net leverage ratio is equal to or greater than 2.25 and less than 3.25, and will be increased by a total of 50 basis points above the original margin following each fiscal quarter for which our consolidated net leverage ratio is equal to or greater than 3.25. In addition, the margin we pay on these borrowings will be reduced by a total of 25 basis points below the original margin if our consolidated net leverage ratio is less than 1.25. We also pay a commitment fee equal to 30 basis points that will be reduced to 25 basis points or increased to up to 40 basis points depending on consolidated net leverage ratio changes as set forth in the senior credit facility.
Senior Credit Facility — Other Terms and Conditions.    Our senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA, as defined in the senior credit facility agreement), and consolidated interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined in the senior credit facility agreement) at the end of each period indicated. Failure to maintain these ratios will result in a default under our senior credit facility. The financial ratios required under the amended and restated senior credit facility (or the predecessor facility, as applicable) and the actual ratios we achieved for the four quarters of 2015, are as follows:

	Quarter Ended
	December 31, 2015		September 30, 2015		June 30, 2015		March 31, 2015
	Req.	Act.	Req.	Act.	Req.	Act.	Req.	Act.
Leverage Ratio (maximum)	3.50	1.32	3.50	1.51	3.50	1.36	3.50	1.41
Interest Coverage Ratio (minimum)	2.75	13.99	2.75	13.07	2.75	12.43	2.75	11.95

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

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
As of December 31, 2015, we were in compliance with all the financial covenants and operational restrictions of the senior credit facility. Our senior credit facility does not contain any terms that could accelerate payment of the facility or affect pricing under the facility as a result of a credit rating agency downgrade.
Senior Notes.    As of December 31, 2015, our outstanding senior notes included $225 million of 5 3/8 percent senior notes due December 15, 2024 which consisted of $221 million net carrying amount including a $4 million debt issuance cost and $500 million of 6 7/8 percent senior notes due December 15, 2020 which consisted of $494 million net carrying amount including a $6 million debt issuance cost. Under the indentures governing the notes, we are permitted to redeem some or all of the remaining senior notes at specified prices that decline to par over a specified period, (a) on or after December 15, 2019, in the case of the senior notes due 2024, and (b) on or after December 15, 2015, in the case of the senior notes due 2020. In addition, the notes may also be redeemed at a price generally equal to 100 percent of the principal amount thereof plus a premium based on the present values of the remaining payments due to the note holders. Further, the indentures governing the notes also permit us to redeem up to 35 percent of the senior notes due 2024, with the proceeds of certain equity offerings completed on or before December 15, 2017. If we sell certain of our assets or experience specified kinds of changes in control, we must offer to repurchase the notes due 2024 and 2020 at 101 percent of the principal amount thereof plus accrued and unpaid interest.
Our senior notes require that, as a condition precedent to incurring certain types of indebtedness not otherwise permitted, our consolidated fixed charge coverage ratio, as calculated on a pro forma basis, be greater than 2.00. The indentures also contain restrictions on our operations, including limitations on: (i) incurring additional indebtedness or liens; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; (v) asset sales and (vi) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. As of December 31, 2015, we were in compliance with the covenants and restrictions of these indentures.
Accounts Receivable Securitization.    We securitize some of our accounts receivable on a limited recourse basis in North America and Europe. As servicer under these accounts receivable securitization programs, we are responsible for performing all accounts receivable administration functions for these securitized financial assets including collections and processing of customer invoice adjustments. In North America, we have an accounts receivable securitization program with three commercial banks comprised of a first priority facility and a second priority facility. We securitize original equipment and aftermarket receivables on a daily basis under the bank program. In March 2015, the North American program was amended and extended to April 30, 2017. The first priority facility provides financing of up to $130 million and the second priority facility, which is subordinated to the first priority facility, provides up to an additional $50 million of financing. Both facilities monetize accounts

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receivable generated in the U.S. and Canada that meet certain eligibility requirements. The second priority facility also monetizes certain accounts receivable generated in the U.S. or Canada that would otherwise be ineligible under the first priority securitization facility. The amount of outstanding third-party investments in our securitized accounts receivable under the North American program was $30 million at December 31, 2015 and zero at December 31, 2014.
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
We also securitize receivables in our European operations with regional banks in Europe. The arrangements to securitize receivables in Europe are provided under six separate facilities provided by various financial institutions in each of the foreign jurisdictions. The commitments for these arrangements are generally for one year, but some may be cancelled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon notification. The amount of outstanding third-party investments in our securitized accounts receivable in Europe was $174 million and $153 million at December 31, 2015 and December 31, 2014, respectively.

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
In our North American accounts receivable securitization programs, we transfer a partial interest in a pool of receivables and the interest that we retain is subordinate to the transferred interest. Accordingly, we account for our North American securitization program as a secured borrowing. In our European programs, we transfer accounts receivables in their entirety to the acquiring entities and satisfy all of the conditions established under ASC Topic 860, “Transfers and Servicing,” to report the transfer of financial assets in their entirety as a sale. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under our European securitization programs approximates the fair value of such receivables. We recognized $2 million in interest expense for each of the years ended 2015, 2014 and 2013 relating to our North American securitization program. In addition, we recognized a loss of $4 million for each of the years ended 2015, 2014 and 2013, on the sale of trade accounts receivable in our European accounts receivable securitization programs, representing the discount from book values at which these receivables were sold to our banks. The discount rate varies based on funding costs incurred by our banks, which averaged approximately two percent for both years ended 2015 and 2014 and three percent for the year ended 2013, respectively.

6.Financial Instruments
The carrying and estimated fair values of our financial instruments by class at December 31, 2015 and 2014 were as follows:

	December 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Millions)
Long-term debt (including current maturities)	$1,125	$1,160	$1,057	$1,106
Instruments with off-balance sheet risk:
Foreign exchange forward contracts:
Asset derivative contracts	1	1	—	—
Asset and Liability Instruments — The fair value of cash and cash equivalents, short and long-term receivables, accounts payable, and short-term debt was considered to be the same as or was not determined to be materially different from the carrying amount.
Long-term Debt — The fair value of our public fixed rate senior notes is based on quoted market prices. The fair value of our private borrowings under our senior credit facility and other long-term debt instruments is based on the market value of debt with similar maturities, interest rates and risk characteristics. The fair value of our level 1 debt, as classified in the fair value hierarchy, was $748 million and $759 million at December 31, 2015 and December 31, 2014, respectively. We have

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

classified the $390 million and $301 million as level 2 in the fair value hierarchy at December 31, 2015 and December 31, 2014, respectively, since we utilize valuation inputs that are observable both directly and indirectly. We classified the remaining $22 million and $46 million, consisting of foreign subsidiary debt, as level 3 in the fair value hierarchy at December 31, 2015, and December 31, 2014, respectively.
The fair value hierarchy definition prioritizes the inputs used in measuring fair value into the following levels:

Level 1	—	Quoted prices in active markets for identical assets or liabilities.

Level 2	—	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

Level 3	—	Unobservable inputs based on our own assumptions.
Foreign exchange forward contracts — We use derivative financial instruments, principally foreign currency forward purchase and sales contracts with terms of less than one year, to hedge our exposure to changes in foreign currency exchange rates. Our primary exposure to changes in foreign currency rates results from intercompany loans made between affiliates to minimize the need for borrowings from third parties. Additionally, we enter into foreign currency forward purchase and sale contracts to mitigate our exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables. We manage counter-party credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements. We do not enter into derivative financial instruments for speculative purposes. The fair value of our foreign currency forward contracts is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. We record the change in fair value of these foreign exchange forward contracts as part of currency gains (losses) within cost of sales in the consolidated statements of income. The fair value of foreign exchange forward contracts are recorded in prepayments and other current assets or other current liabilities in the consolidated balance sheet. The fair value of our foreign currency forward contracts was a net asset position of $1 million at December 31, 2015 and a net liability position of less than $1 million at December 31, 2014.
The following table summarizes by major currency the notional amounts for foreign currency forward purchase and sale contracts as of December 31, 2015 (all of which mature in 2016):

		Notional Amount in Foreign Currency
		(Millions)
Australian dollars	—Purchase	1
British pounds	—Purchase	45
	—Sell	(43)
Canadian dollars	—Sell	(2)
European euro	—Sell	(16)
Japanese yen	—Purchase	50
	—Sell	(1,153)
South African rand	—Purchase	80
U.S. dollars	—Purchase	93
	—Sell	(71)

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
We have two performance guarantee agreements in the U.K. between Tenneco Management (Europe) Limited (“TMEL”) and the two Walker Group Retirement Plans, the Walker Group Employee Benefit Plan and the Walker Group Executive Retirement Benefit Plan (the “Walker Plans”), whereby TMEL will guarantee the payment of all current and future pension contributions in event of a payment default by the sponsoring or participating employers of the Walker Plans. The Walker Plans are comprised of employees from Tenneco Walker (U.K.) Limited and our Futaba-Tenneco U.K. joint venture. Employer contributions are funded by both Tenneco Walker (U.K.) Limited, as the sponsoring employer and Futaba-Tenneco U.K., as a

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

participating employer. The performance guarantee agreements are expected to remain in effect until all pension obligations for the Walker Plans’ sponsoring and participating employers have been satisfied. The maximum amount payable for these pension performance guarantees that is not attributable to Tenneco is approximately $7 million as of December 31, 2015 which is determined by taking 105 percent of the liability of the Walker Plans calculated under section 179 of the U.K. Pension Act of 2004 offset by plan assets multiplied by the ownership percentage in Futaba-Tenneco U.K. that is attributable to Futaba Industrial Co. Ltd. We did not record an additional liability for this performance guarantee since Tenneco Walker (U.K.) Limited, as the sponsoring employer of the Walker Plans, already recognizes 100 percent of the pension obligation calculated based on U.S. GAAP, for all of the Walker Plans’ participating employers on its balance sheet, which was $11 million and $17 million at December 31, 2015 and December 31, 2014, respectively. At December 31, 2015, all pension contributions under the Walker Plans were current for all of the Walker Plans’ sponsoring and participating employers.
In June 2011, we entered into an indemnity agreement between TMEL and Futaba Industrial Co. Ltd. which requires Futaba to indemnify TMEL for any cost, loss or liability which TMEL may incur under the performance guarantee agreements relating to the Futaba-Tenneco U.K. joint venture. The maximum amount reimbursable by Futaba to TMEL under this indemnity agreement is equal to the amount incurred by TMEL under the performance guarantee agreements multiplied by Futaba’s shareholder ownership percentage of the Futaba-Tenneco U.K. joint venture. At December 31, 2015, the maximum amount reimbursable by Futaba to TMEL is approximately $7 million.
We have issued guarantees through letters of credit in connection with some obligations of our affiliates. As of December 31, 2015, we have guaranteed $32 million in letters of credit to support some of our subsidiaries’ insurance arrangements, foreign employee benefit programs, environmental remediation activities and cash management and capital requirements.
Financial Instruments — One of our European subsidiaries receives payment from one of its customers whereby the accounts receivable are satisfied through the delivery of negotiable financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets. Such financial instruments held by our European subsidiary totaled less than $1 million and $1 million as of December 31, 2015 and December 31, 2014, respectively.
In certain instances, several of our Chinese subsidiaries receive payment from customers through the receipt of financial instruments on the date the customer payments are due. Several of our Chinese subsidiaries also satisfy vendor payments through the delivery of financial instruments on the date the payments are due. Financial instruments issued to satisfy vendor payables and not redeemed totaled $15 million and $24 million at December 31, 2015 and December 31, 2014, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $8 million and $17 million at December 31, 2015 and December 31, 2014, respectively. We classify financial instruments received from our customers as other current assets if issued by a financial institution of our customers or as customer notes and accounts, net if issued by our customer. We classified $8 million and $17 million in other current assets at December 31, 2015 and December 31, 2014, respectively.
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
Restricted Cash - Some of our Chinese subsidiaries that issue their own financial instruments to pay vendors are required to maintain a cash balance if they exceed credit limits with the financial institution that guarantees the financial instruments. A restricted cash balance was required at those Chinese subsidiaries at December 31, 2015 for $1 million and was not required at December 31, 2014.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.Income Taxes
The domestic and foreign components of our income before income taxes and noncontrolling interests are as follows:

	Year Ended December 31,
	2015	2014	2013
	(Millions)
U.S. income before income taxes	$198	$130	$150
Foreign income before income taxes	254	271	194
Income before income taxes and noncontrolling interests	$452	$401	$344
Following is a comparative analysis of the components of income tax expense:

	Year Ended December 31,
	2015	2014	2013
	(Millions)
Current —
U.S. federal	$64	$38	$25
State and local	5	3	4
Foreign	83	92	81
	152	133	110
Deferred —
U.S. federal	(1)	2	(4)
State and local	1	7	2
Foreign	(3)	(11)	14
	(3)	(2)	12
Income tax expense	$149	$131	$122

Following is a reconciliation of income taxes computed at the statutory U.S. federal income tax rate (35 percent for all years presented) to the income tax expense reflected in the statements of income:

	Year Ended December 31,
	2015	2014	2013
	(Millions)
Income tax expense computed at the statutory U.S. federal income tax rate	$158	$140	$120
Increases (reductions) in income tax expense resulting from:
Foreign income taxed at different rates	(15)	(21)	(21)
Taxes on repatriation of dividends	9	4	9
Remeasurement of estimated tax on unremitted earnings	(4)	—	(17)
State and local taxes on income, net of U.S. federal income tax benefit	11	8	6
Changes in valuation allowance for tax loss carryforwards and credits	13	12	27
Foreign tax holidays	(7)	(6)	(5)
Investment and R&D tax credits	(26)	(10)	(8)
Foreign earnings subject to U.S. federal income tax	3	7	5
Adjustment of prior years taxes	2	(2)	(1)
Impact of tax law changes	—	—	(3)
Tax contingencies	4	—	6
Other	1	(1)	4
Income tax expense	$149	$131	$122
In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update 2015-17, Balance Sheet Classification of Deferred Taxes, which requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. For public business entities, the standard is effective for financial statements issued for annual periods beginning after December 15, 2016, and

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interim periods within those annual periods. Early adoption is permitted for all companies in any interim or annual period. We adopted this standard as of December 31, 2015 and applied prospectively. Adoption of this guidance resulted in a reclassification of our net current deferred tax asset to the net non-current deferred tax asset in our Consolidated Balance Sheet as of December 31, 2015. No prior periods were retrospectively adjusted.
The components of our net deferred tax assets were as follows:

	Year Ended December 31,
	2015	2014
	(Millions)
Deferred tax assets —
Tax loss carryforwards:
U.S. federal	$—	$—
State	14	15
Foreign	72	75
Tax credit benefits	89	86
Postretirement benefits other than pensions	54	55
Pensions	50	56
Bad debts	2	2
Sales allowances	8	7
Payroll accruals	34	38
Other accruals	55	58
Valuation allowance	(127)	(139)
Total deferred tax assets	251	253
Deferred tax liabilities —
Tax over book depreciation	40	51
Total deferred tax liabilities	40	51
Net deferred tax assets	$211	$202

State tax loss carryforwards have been presented net of uncertain tax positions that if realized, would reduce tax loss carryforwards in 2015 and 2014 by $3 million and $6 million, respectively. Additionally, foreign tax loss carryforwards, have been presented net of uncertain tax positions that if realized, would reduce tax loss carryforwards in 2015 and 2014 by $13 million and $12 million, respectively.
Following is a reconciliation of deferred taxes to the deferred taxes shown in the balance sheet:

	Year Ended December 31,
	2015	2014
	(Millions)
Balance Sheet:
Current portion — deferred tax asset	$—	$81
Non-current portion — deferred tax asset	218	143
Current portion — deferred tax liability	—	(4)
Non-current portion — deferred tax liability	(7)	(18)
Net deferred tax assets	$211	$202
As a result of the valuation allowances recorded for $127 million and $139 million at December 31, 2015 and 2014, respectively, we have potential tax assets that were not recognized on our balance sheet. These unrecognized tax assets resulted primarily from foreign tax loss carryforwards, foreign investment tax credits, foreign research and development credits and U.S. state net operating losses that are available to reduce future tax liabilities.
We reported income tax expense of $149 million, $131 million and $122 million in the years ended 2015, 2014 and 2013, respectively. The tax expense recorded in 2015 includes a net tax benefit of $15 million primarily relating to prior year U.S. research and development tax credits, changes to uncertain tax positions, and prior year income tax adjustments. The tax expense recorded in 2014 includes a net tax benefit of $11 million for prior year tax adjustments primarily relating to changes to uncertain tax positions and prior year income tax estimates. The tax expense recorded in 2013 differs from the expense that

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

would be recorded using a U.S. Federal statutory rate of 35 percent primarily due to the impact of recording a valuation allowance against a tax benefit for restructuring activities in Spain and Belgium and U.S. taxes on repatriation of dividends, partially offset by tax adjustments related to recognizing a U.S. tax benefit for foreign taxes and a favorable mix of income generated in low tax rate jurisdictions.
We have fully utilized our federal net operating loss ("NOL") as of June 30, 2014. The state NOLs expire in various tax years through 2032.
We do not provide for U.S. income taxes on unremitted earnings of foreign subsidiaries, except for the earnings of certain of our China operations, as our present intention is to reinvest the unremitted earnings in our foreign operations. Unremitted earnings of foreign subsidiaries were approximately $731 million at December 31, 2015. We estimated that the amount of U.S. and foreign income taxes that would be accrued or paid upon remittance of the assets that represent those unremitted earnings was $150 million. The estimated U.S. and foreign income taxes on unremitted earnings may be impacted in the future if we are unable to claim a U.S. foreign tax credit.
U.S. GAAP provides that a tax benefit from an uncertain tax position may be recognized when it is “more likely than not” that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.
A reconciliation of our uncertain tax positions is as follows:

	2015	2014	2013
	(Millions)
Uncertain tax positions —
Balance January 1	$114	$115	$107
Gross increases in tax positions in current period	7	8	15
Gross increases in tax positions in prior period	14	5	—
Gross decreases in tax positions in prior period	(4)	(5)	(1)
Gross decreases — settlements	(1)	(2)	—
Gross decreases — statute of limitations expired	(7)	(7)	(6)
Balance December 31	$123	$114	$115
Included in the balance of uncertain tax positions were $110 million in 2015, $101 million in 2014, $107 million in 2013, of tax benefits, that if recognized, would affect the effective tax rate. We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. Penalties of less than $1 million were accrued in 2015, 2014 and 2013. Additionally, we accrued interest income related to uncertain tax positions of less than $1 million in both 2015 and 2014, and interest expense of $2 million in 2013. Our liability for penalties was $2 million at December 31, 2015, $3 million at December 31, 2014 and $2 million at December 31, 2013, respectively, and our liability for interest was $6 million, $6 million, and $7 million at December 31, 2015, 2014 and 2013, respectively.
Our uncertain tax position at December 31, 2015 and 2014 included exposures relating to the disallowance of deductions, global transfer pricing and various other issues. We believe it is reasonably possible that a decrease of up to $10 million in unrecognized tax benefits related to the expiration of foreign statute of limitations and the conclusion of income tax examinations may occur within the next twelve months.
We are subject to taxation in the U.S. and various state and foreign jurisdictions. As of December 31, 2015, our tax years open to examination in primary jurisdictions are as follows:

Open To Tax Year
United States	2000
China	2005
Spain	2003
Canada	2012
Brazil	2010
Mexico	2010
Belgium	2013
Germany	2013
United Kingdom	2013

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.Common Stock
We have authorized 135 million shares ($0.01 par value) of common stock, of which 65,067,132 shares and 64,454,248 shares were issued at December 31, 2015 and 2014, respectively. We held 7,473,325 and 3,244,692 shares of treasury stock at December 31, 2015 and 2014, respectively.
Equity Plans — In December 1996, we adopted the 1996 Stock Ownership Plan, which permitted the granting of a variety of awards, including common stock, restricted stock, performance units, stock equivalent units, stock appreciation rights (“SARs”) and stock options to our directors, officers, employees and consultants. The 1996 plan, which terminated as to new awards on December 31, 2001, was renamed the “Stock Ownership Plan.” In December 1999, we adopted the Supplemental Stock Ownership Plan, which permitted the granting of a variety of similar awards to our directors, officers, employees and consultants. We were authorized to deliver up to about 1.1 million treasury shares of common stock under the Supplemental Stock Ownership Plan, which also terminated as to new awards on December 31, 2001. In March 2002, we adopted the 2002 Long-Term Incentive Plan which permitted the granting of a variety of similar awards to our officers, directors, employees and consultants. Up to 4 million shares of our common stock were authorized for delivery under the 2002 Long-Term Incentive Plan. In March 2006, we adopted the 2006 Long-Term Incentive Plan which replaced the 2002 Long-Term Incentive Plan and permits the granting of a variety of similar awards to directors, officers, employees and consultants. On May 13, 2009, our stockholders approved an amendment to the Tenneco Inc. 2006 Long-Term Incentive Plan to increase the shares of common stock available thereunder by 2.3 million. Each share underlying an award generally counts as one share against the total plan availability under the 2009 amendment, each share underlying a full value award (e.g. restricted stock), however, counts as 1.25 shares against the total plan availability. On May 15, 2013 our stockholders approved another amendment to the Tenneco Inc. 2006 Long-Term Incentive Plan to increase the shares of common stock available thereunder by 3.5 million. As part of this amendment, each share underlying a full value award subsequently issued counts as 1.49 shares against total plan availability. As of December 31, 2015, up to 3,042,433 shares of our common stock remain authorized for delivery under the 2006 Long-Term Incentive Plan. Our nonqualified stock options have seven to 20 year terms and vest equally over a three-year service period from the date of the grant.
We have granted restricted common stock and stock options to our directors and certain key employees and restricted stock units, payable in cash, to certain key employees. These awards generally require, among other things, that the award holder remain in service to our company during the restriction period, which is currently three years, with a portion of the award vesting equally each year. We also have granted stock equivalent units and long-term performance units to certain key employees that are payable in cash. At December 31, 2015, the long-term performance units outstanding included a three-year grant for 2013-2015 payable in the first quarter of 2016, a three-year grant for 2014-2016 payable in the first quarter of 2017 and a three-year grant for 2015-2017 payable in the first quarter of 2018. Payment is based on the attainment of specified performance goals. Grant value is based on stock price, cumulative EBITDA and free cash flow metrics. In addition, we have granted SARs to certain key employees in our Asian and Indian operations that are payable in cash after a three-year service period. The grant value is indexed to the stock price.
Accounting Methods — We have recorded compensation expense (net of taxes) of $2 million, $3 million, and $6 million in the years ended December 31, 2015, 2014 and 2013, respectively, related to nonqualified stock options as part of our selling, general and administrative expense. This resulted in a $0.03 decrease in basic and diluted earnings per share in 2015, a $0.06 decrease in basic and diluted earnings per share in 2014, and a $0.10 decrease in basic and a $0.09 decrease in diluted earnings per share in 2013.
For employees eligible to retire at the grant date, we immediately expense stock options and restricted stock. If employees become eligible to retire during the vesting period, we immediately recognize any remaining expense associated with their stock options and restricted stock.
As of December 31, 2015, there was approximately $2 million of unrecognized compensation costs related to our stock options awards that we expect to recognize over a weighted average period of 0.3 years.
Compensation expense for restricted stock, restricted stock units, long-term performance units and SARs (net of taxes) was $12 million, $13 million, and $17 million for each of the years ended 2015, 2014 and 2013, respectively, and was recorded in selling, general, and administrative expense on the consolidated statements of income.
Cash received from stock option exercises was $4 million in 2015, $10 million in 2014, and $15 million in 2013. Stock option exercises generated an excess tax benefit of $6 million in 2015, $12 million in 2014 and $6 million in 2013. We started to record this tax benefit in the third quarter of 2013 when we began utilizing our federal and state NOLs. We recorded a tax benefit of $26 million in 2014, of which $14 million was related to the historic tax benefit on stock options from 2011 to 2013. In 2013, we recorded a tax benefit of $24 million related to the historic tax benefit on stock options from 2006 through 2011.
Assumptions — We calculated the fair values of stock option awards using the Black-Scholes option pricing model with the weighted average assumptions listed below. The fair value of share-based awards is determined at the time the awards are

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

granted which is generally in January of each year, and requires judgment in estimating employee and market behavior. There were no stock options granted in 2015.

	2015	2014	2013
Stock Options Granted:
Weighted average grant date fair value, per share	$—	$26.46	$19.84
Weighted average assumptions used:
Expected volatility	—%	52.8%	66.4%
Expected lives	0.0	5.0	4.9
Risk-free interest rates	—%	1.7%	0.8%
Dividends yields	—%	—%	—%

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
Stock Options — The following table reflects the status and activity for all options to purchase common stock for the period indicated:

	Year Ended December 31, 2015
	Shares Under Option	Weighted Avg. Exercise Prices	Weighted Avg. Remaining Life in Years	Aggregate Intrinsic Value
				(Millions)
Outstanding Stock Options:
Outstanding, January 1, 2015	1,454,003	$31.16	4.4	$33
Canceled	(20,427)	23.75
Exercised	(96,997)	20.78		3
Outstanding, March 31, 2015	1,336,579	$32.03	4.3	$31
Forfeited	(7,531)	47.36
Exercised	(141,644)	14.68		6
Outstanding, June 30, 2015	1,187,404	$34.00	4.2	$30
Exercised	(749)	19.48		—
Outstanding, September 30, 2015	1,186,655	$33.99	3.9	$19
Forfeited	(5,066)	39.81
Exercised	(36,870)	11.49		1
Outstanding, December 31, 2015	1,144,719	$34.69	3.7	$19
Of the outstanding 1,144,719 options, 941,607 are currently exercisable and have an intrinsic value of $18 million, a weighted average exercise price of 31.85 and a weighted average remaining life of 3.8 years.
The weighted average grant-date fair value of options granted during the years 2014 and 2013 was $26.48 and $19.91, respectively. There were no stock options granted in 2015. The total intrinsic value of options exercised during the years ended December 31, 2015, 2014, and 2013 was $10 million, $30 million and $19 million, respectively. The total fair value of shares vested was $6 million in both 2015 and 2014 and $5 million in 2013.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock — The following table reflects the status for all nonvested restricted shares for the period indicated:

	Year Ended December 31, 2015
	Shares	Weighted Avg. Grant Date Fair Value
Nonvested Restricted Shares
Nonvested balance at January 1, 2015	286,051	$42.35
Granted	350,101	53.40
Vested	(150,171)	37.86
Nonvested balance at March 31, 2015	485,981	$51.70
Granted	17,164	56.06
Vested	(13,008)	46.37
Forfeited	(11,034)	48.85
Nonvested balance at June 30, 2015	479,103	$52.07
Granted	7,824	57.98
Vested	(14,948)	49.98
Nonvested balance at September 30, 2015	471,979	$52.15
Granted	32,264	44.24
Vested	(1,427)	35.62
Forfeited	(5,974)	54.76
Nonvested balance at December 31, 2015	496,842	$51.65
The fair value of restricted stock grants is equal to the average market price of our stock at the date of grant. As of December 31, 2015, approximately $15 million of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of approximately 2.4 years.
The weighted average grant-date fair value of restricted stock granted during the years 2015, 2014 and 2013 was $52.85, $55.26, and $36.40, respectively. The total fair value of restricted shares vested was $7 million in 2015, $8 million in 2014 and $6 million in 2013.
Share Repurchase Program — In January 2013, our Board of Directors approved a share repurchase program, authorizing our company to repurchase up to 550,000 shares of our outstanding common stock over a 12 month period. This share repurchase program is intended to offset dilution from shares of restricted stock and stock options issued in 2013 to employees. We purchased 450,000 shares through open market purchases and 100,000 shares from the Tenneco Retirement Plan for Salaried Employees, both of which were funded through cash from operations, at a total cost of $27 million, at an average price of 49.33 per share. These repurchased shares are held as part of our treasury stock which increased to 2,844,692 shares at December 31, 2013 from 2,294,692 shares at December 31,2012.
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
In January 2015, our Board of Directors approved a share repurchase program, authorizing our company to repurchase up to $350 million of our outstanding common stock over a three-year period. In October 2015 our Board of Directors expanded this share repurchase program, authorizing the repurchase of an additional $200 million of the Company’s outstanding common stock. We purchased 4,228,633 shares through open market purchases, which were funded through cash from operations, at a total cost of $213 million, at an average price of $50.32 per share. These repurchased shares are held as part of our treasury stock which increased to 7,473,325 at December 31, 2015 from 3,244,692 at December 31, 2014. We anticipate completing the additional $200 million share repurchase authorization by the end of 2017.
Long-Term Performance Units, Restricted Stock Units and SARs — Long-term performance units, restricted stock units, and SARs are paid in cash and recognized as a liability based upon their fair value. As of December 31, 2015, $14 million of total unrecognized compensation costs is expected to be recognized over a weighted-average period of approximately 1.8 years.

9.Preferred Stock
We had 50 million shares of preferred stock ($0.01 par value) authorized at December 31, 2015 and 2014, respectively. No shares of preferred stock were outstanding at those dates.

10.Pension Plans, Postretirement and Other Employee Benefits
Pension benefits are based on years of service and, for most salaried employees, on average compensation. Our funding policy is to contribute to the plans amounts necessary to satisfy the funding requirement of applicable federal or foreign laws and regulations. Of our $841 million benefit obligation at December 31, 2015, approximately $770 million required funding under applicable federal and foreign laws. The balance of our benefit obligation, $71 million, did not require funding under applicable federal or foreign laws and regulations. At December 31, 2015, we had approximately $657 million in assets to fund that obligation. Pension plan assets were invested in the following classes of securities:

	Percentage of Fair Market Value
	December 31, 2015		December 31, 2014
	US	Foreign	US	Foreign
Equity Securities	51%	61%	70%	60%
Debt Securities	49%	30%	30%	32%
Real Estate	—	2%	—	4%
Other	—	7%	—%	4%
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
The following table presents our plan assets using the fair value hierarchy as of December 31, 2015 and 2014, respectively. The fair value hierarchy has three levels based on the methods used to determine the fair value. Level 1 assets refer to those asset values based on quoted market prices in active markets for identical assets at the measurement date. Level 2 assets refer to assets with values determined using significant other observable inputs, and Level 3 assets include values determined with non-observable inputs.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value Level as of December 31, 2015
	US			Foreign
Asset Category	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(Millions)
Equity securities:
U.S. large cap	$33	$63	$—	$28	$24	$—
U.S. mid cap	—	8	—	3	5	—
U.S. Small Cap	—	15	—	—	—	—
Non-U.S. large cap	—	—	—	46	66	—
Non-U.S. mid cap	—	25	—	16	15	—
Non-U.S. small cap	—	—	—	—	3	—
Emerging markets	—	8	—	2	4	—
Debt securities:
U.S. corporate bonds	—	35	—	—	3	—
U.S. other fixed income	—	113	—	—	—	—
Non-U.S. treasuries/government bonds	—	—	—	29	28	—
Non-U.S. corporate bonds	—	—	—	18	21	—
Non-U.S. mortgage backed securities	—	—	—	—	3	—
Non-U.S. municipal obligations	—	—	—	1	—	—
Non-U.S. asset backed securities	—	—	—	—	2	—
Non-U.S. other fixed income	—	—	—	2	—	—
Real Estate:
Non-U.S. real estate	—	—	—	1	6	—
Other:
Insurance contracts	—	—	—	—	12	8
Cash held in bank accounts	2	—	—	11	—	—
Total	$35	$267	$—	$157	$192	$8

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value Level as of December 31, 2014
	US			Foreign
Asset Category	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(Millions)
Equity securities:
U.S. large cap	$41	$134	$—	$31	$25	$—
U.S. mid cap	—	—	—	4	5	—
U.S. Small Cap	—	25	—	—	—	—
Non-U.S. large cap	—	—	—	57	68	—
Non-U.S. mid cap	—	24	—	20	16	—
Non-U.S. small cap	—	—	—	1	6	—
Emerging markets	—	8	—	—	3	—
Debt securities:
U.S. corporate bonds	—	5	—	—	5	—
U.S. other fixed income	—	95	—	—	—	—
Non-U.S. treasuries/government bonds	—	—	—	41	27	—
Non-U.S. corporate bonds	—	—	—	20	27	—
Non-U.S. mortgage backed securities	—	—	—	—	2	—
Non-U.S. municipal obligations	—	—	—	1	—	—
Non-U.S. asset backed securities	—	—	—	—	—	—
Non-U.S. other fixed income	—	—	—	1	—	—
Real Estate:
Non-U.S. real estate	—	—	—	—	6	—
Other:
Insurance contracts	—	—	—	—	13	9
Cash held in bank accounts	2	—	—	4	—	—
Total	$43	$291	$—	$180	$203	$9
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

The table below summarizes the changes in the fair value of the Level 3 assets:

	December 31, 2015		December 31, 2014
	Level 3 Assets		Level 3 Assets
	US	Foreign	US	Foreign
	(Millions)		(Millions)
Balance at December 31 of the previous year	$—	$9	$—	$8
Actual return on plan assets:
Relating to assets still held at the reporting date	—	(1)	—	1
Ending Balance at December 31	$—	$8	$—	$9

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table contains information about significant concentrations of risk, including all individual assets that make up more than 5 percent of the total assets and any direct investments in Tenneco stock:

Asset Category	Fair Value Level	Value	Percentage of Total Assets
	(Millions)
2015:
Tenneco Stock	1	$33	5.0%
2014:
Tenneco Stock	1	$41	5.6%
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
In December 2015, in anticipation of an offer to active employees and retirees in the U.S. to receive their pension benefit as a lump sum payment, we reallocated a portion of the U.S. pension plan asset portfolio to a lower percentage of equity securities and a higher percentage of debt securities, resulting in a change in the average composition of the domestic investment portfolio to 51 percent equity and 49 percent debt securities. Following the planned distribution of lump sum settlement payments in December 2016, we expect to reestablish the domestic pension plan asset portfolio back to the targeted mix of 70 percent equity and 30 percent debt securities.
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

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the change in benefit obligation, the change in plan assets, the development of net amount recognized, and the amounts recognized in the balance sheets for the pension plans and postretirement benefit plan follows:

	Pension				Postretirement
	2015		2014		2015	2014
	US	Foreign	US	Foreign	US	US
	(Millions)
Change in benefit obligation:
Benefit obligation at December 31 of the previous year	$448	$483	$421	$442	$143	$112
Currency rate conversion	—	(46)	—	(41)	—	—
Settlement	(8)	(2)	(53)	—	—	—
Service cost	1	9	1	8	—	—
Interest cost	18	15	20	18	6	6
Administrative expenses/taxes paid	—	(2)	—	(2)	—	—
Plan amendments	—	2	—	—	—	—
Actuarial (gain)/loss	(21)	(17)	77	73	1	18
Prior period correction	—	—	—	—	—	15
Benefits paid	(22)	(18)	(18)	(17)	(9)	(8)
Participants’ contributions	—	1	—	2	—	—
Benefit obligation at December 31	$416	$425	$448	$483	$141	$143
Change in plan assets:
Fair value at December 31 of the previous year	$334	$392	$347	$379	$—	$—
Currency rate conversion	—	(38)	—	(32)	—	—
Settlement	(8)	(2)	(41)	—	—	—
Actual return on plan assets	(11)	8	23	40	—	—
Administrative expenses/taxes paid	—	(2)	—	(2)	—	—
Employer contributions	9	16	23	22	9	8
Participants’ contributions	—	1	—	2	—	—
Benefits paid	(22)	(18)	(18)	(17)	(9)	(8)
Fair value at December 31	$302	$357	$334	$392	$—	$—
Development of net amount recognized:
Unfunded status at December 31	$(114)	$(68)	$(115)	$(90)	$(141)	$(143)
Unrecognized cost:
Actuarial loss	232	144	230	172	49	53
Prior service cost/(credit)	—	5	1	5	(6)	(10)
Net amount recognized at December 31	$118	$81	$116	$87	$(98)	$(100)
Amounts recognized in the balance sheets as of December 31
Noncurrent assets	$—	$6	$—	$8	$—	$—
Current liabilities	(2)	(3)	(10)	(3)	(9)	(9)
Noncurrent liabilities	(112)	(71)	(105)	(95)	(132)	(134)
Net amount recognized	$(114)	$(68)	$(115)	$(90)	$(141)	$(143)
Assets of one plan may not be utilized to pay benefits of other plans. Additionally, the prepaid (accrued) pension cost has been recorded based upon certain actuarial estimates as described below. Those estimates are subject to revision in future periods given new facts or circumstances.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net periodic pension costs for the years 2015, 2014 and 2013, consist of the following components:

	2015		2014		2013
	US	Foreign	US	Foreign	US	Foreign
	(Millions)
Service cost — benefits earned during the year	$1	$9	$1	$8	$1	$9
Interest cost	17	15	20	18	19	17
Expected return on plan assets	(23)	(21)	(25)	(23)	(22)	(20)
Curtailment loss	—	—	—	—	—	—
Settlement loss	4	—	21	—	—	1
Net amortization:
Actuarial loss	8	8	7	7	9	10
Prior service cost	—	1	—	2	—	1
Net pension costs	$7	$12	$24	$12	$7	$18
Amounts recognized in accumulated other comprehensive loss for pension benefits consist of the following components:

	2015		2014
	US	Foreign	US	Foreign
	(Millions)
Net actuarial loss	$232	$144	$230	$172
Prior service cost	—	5	1	5
	$232	$149	$231	$177
Amounts recognized for pension and postretirement benefits in other comprehensive income for the year ended December 31, 2015 and 2014 include the following components:

	Year Ended December 31,
	2015			2014
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
	(Millions)
Defined benefit pension and postretirement plans:
Change in total actuarial gain (loss)	$(7)	$2	$(5)	$(124)	$35	$(89)
Amortization of prior service cost included in net periodic pension and postretirement cost	(3)	—	(3)	(5)	1	(4)
Amortization of actuarial gain (loss) included in net periodic pension and postretirement cost	23	(4)	19	18	(5)	13
Other comprehensive income — pension benefits	$13	$(2)	$11	$(111)	$31	$(80)

In 2016, we expect to recognize the following amounts, which are currently reflected in accumulated other comprehensive loss, as components of net periodic benefit cost:

	2016
	US	Foreign
	(Millions)
Net actuarial loss	$7	$7
Prior service cost	—	1
	$7	$8

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for all pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2015 and 2014 were as follows:

	December 31, 2015		December 31, 2014
	US	Foreign	US	Foreign
	(Millions)
Projected benefit obligation	$416	$337	$448	$349
Accumulated benefit obligation	416	332	448	344
Fair value of plan assets	302	262	334	253
The following estimated benefit payments are payable from the pension plans to participants:

Year	US	Foreign
	(Millions)
2016	$22	$17
2017	30	16
2018	22	17
2019	24	20
2020	24	20
2021-2025	120	102
The following assumptions were used in the accounting for the pension plans for the years of 2015, 2014, and 2013:

	2015		2014
	US	Foreign	US	Foreign
Weighted-average assumptions used to determine benefit obligations
Discount rate	4.4%	3.5%	4.1%	3.3%
Rate of compensation increase	N/A	2.7%	N/A	3.4%

	2015		2014		2013
	US	Foreign	US	Foreign	US	Foreign
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	4.1%	3.2%	4.8%	4.3%	4.1%	4.2%
Expected long-term return on plan assets	7.8%	5.9%	7.8%	6.1%	7.8%	6.2%
Rate of compensation increase	N/A	3.0%	N/A	3.3%	N/A	3.4%

We made contributions of $25 million to our pension plans during 2015. Based on current actuarial estimates, we believe we will be required to make contributions of $15 million to those plans during 2016. Pension contributions beyond 2016 will be required, but those amounts will vary based upon many factors, including the performance of our pension fund investments during 2016 and future discount rate changes.
The Company announced and launched a voluntary program offering to buyout former employees vested in the U.S. pension plan during the third quarter of 2014. The process was completed in the fourth quarter of 2014. Based on participant responses, more than 60% of the former employees who were eligible to participate received a buyout. This resulted in a non-cash charge of $21 million. The cash payments to those former employees who elected to take the buyout were made from the pension plan's assets and did not impact the company's cash flow. This program reduced the outstanding U.S. pension liability by approximately $50 million.
In February 2016, the Company launched a voluntary program to buy out active employees and retirees who have earned benefits in the U.S. pension plans and announced that the program is expected to be completed by the end of 2016 and will record a non-cash charge at that time. Cash payments to those who elect to take the buyout will be made from pension plan assets.
We have life insurance plans which provided benefit to a majority of our U.S. employees. We also have postretirement plans for our U.S. employees hired before January 1, 2001. The plans cover salaried employees retiring on or after attaining

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Net periodic postretirement benefit cost for the years 2015, 2014, and 2013, consists of the following components:

	2015	2014	2013
	(Millions)
Service cost — benefits earned during the year	$—	$—	$—
Interest on accumulated postretirement benefit obligation	6	6	5
Net amortization:
Actuarial loss	6	4	4
Prior service credit	(4)	(7)	(6)
Prior period correction	—	$9	$—
Net periodic postretirement benefit cost	$8	$12	$3
In the fourth quarter of 2014, we recorded an $11 million adjustment to our postretirement medical expense as a result of approximately 170 retirees who were entitled to benefits but had not been included in the prior year calculations of net periodic postretirement benefit cost.
In 2016, we expect to recognize the following amounts, which are currently reflected in accumulated other comprehensive loss, as components of net periodic benefit cost:

2016
(Millions)
Net actuarial loss	$5
Prior service credit	(2)
$3
The following estimated postretirement benefit payments are payable from the plan to participants:

Year	Postretirement Benefits
(Millions)
2016	$9
2017	9
2018	9
2019	9
2020	9
2021-2025	44
We do not expect to receive any future subsidies under the Medicare Prescription Drug, Improvement, and Modernization Act.

The weighted-average assumed health care cost trend rate used in determining the 2015 accumulated postretirement benefit obligation was 7.0 percent, declining to 4.5 percent by 2026. For 2014, the health care cost trend rate was 6.5 percent declining to 4.5 percent by 2019 and for 2013, the health care cost trend rate was 7.0 percent declining to 4.5 percent by 2019.
The following assumptions were used in the accounting for postretirement cost for the years of 2015, 2014 and 2013:

	2015	2014
Weighted-average assumptions used to determine benefit obligations
Discount rate	4.3%	4.1%
Rate of compensation increase	N/A	N/A

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2015	2014	2013
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	4.1%	4.8%	4.1%
Rate of compensation increase	N/A	N/A	N/A
A one-percentage-point increase in the 2015 assumed health care cost trend rates would increase total service and interest cost by $1 million and would increase the postretirement benefit obligation by $15 million. A one-percentage-point decrease in the 2015 assumed health care cost trend rates would decrease the total service and interest cost by $1 million and decrease the postretirement benefit obligation by $13 million.
Based on current actuarial estimates, we believe we will be required to make postretirement contributions of approximately $9 million during 2016.
Effective January 1, 2012, the Tenneco Employee Stock Ownership Plan for Hourly Employees and the Tenneco Employee Stock Ownership Plan for Salaried Employees were merged into one plan called the Tenneco 401(k) Retirement Savings Plan (the “Retirement Savings Plan”). Under the plan, subject to limitations in the Internal Revenue Code, participants may elect to defer up to 75 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We match 100 percent of an employee's contributions up to three percent of the employee's salary and 50 percent of an employee's contributions that are between three percent and five percent of the employee's salary. In connection with freezing the defined benefit pension plans for nearly all U.S. based salaried and non-union hourly employees effective December 31, 2006, and the related replacement of those defined benefit plans with defined contribution plans, we are making additional contributions to the Employee Stock Ownership Plans. We recorded expense for these contributions of approximately $27 million, $25 million and $23 million in 2015, 2014 and 2013, respectively. Matching contributions vest immediately. Defined benefit replacement contributions fully vest on the employee’s third anniversary of employment.

11.Segment and Geographic Area Information
We are organized and manage our business along our two major product lines (clean air and ride performance) and three geographic areas (North America; Europe, South America and India; and Asia Pacific), resulting in six operating segments (North America Clean Air, North America Ride Performance, Europe, South America and India Clean Air, Europe, South America and India Ride Performance, Asia Pacific Clean Air and Asia Pacific Ride Performance). Within each geographical area, each operating segment manufactures and distributes either clean air or ride performance products primarily for the original equipment and aftermarket industries. Each of the six operating segments constitutes a reportable segment. Costs related to other business activities, primarily corporate headquarter functions, are disclosed separately from the six operating segments as "Other." We evaluate segment performance based primarily on earnings before interest expense, income taxes, and noncontrolling interests. Products are transferred between segments and geographic areas on a basis intended to reflect as nearly as possible the "market value" of the products.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment results for 2015, 2014 and 2013 are as follows:

	Clean Air Division			Ride Performance Division
	North America	Europe, South America & India	Asia Pacific	North America	Europe, South America & India	Asia Pacific	Other	Reclass & Elims	Total
	(Millions)
At December 31, 2015, and for the Year Ended
Revenues from external customers	$2,851	$1,835	$1,037	$1,313	$944	$229	$—	$—	$8,209
Intersegment revenues	16	100	—	10	28	46	—	(200)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	244	52	121	155	(5)	39	(87)	—	519
Total assets	1,209	713	596	692	499	226	—	32	3,967
At December 31, 2014, and for the Year Ended
Revenues from external customers	$2,815	$1,974	$1,022	$1,351	$1,032	$226	$—	$—	$8,420
Intersegment revenues	25	114	—	10	38	43	—	(230)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	237	59	101	143	40	36	(124)	—	492
Total assets	1,156	789	593	659	503	227	—	69	3,996
At December 31, 2013, and for the Year Ended
Revenues from external customers	$2,658	$1,934	$852	$1,255	$1,046	$219	$—	$—	$7,964
Intersegment revenues	8	111	1	10	41	32	—	(203)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	229	57	84	124	(7)	22	(85)	—	424
Total assets	1,030	827	544	628	552	213	—	36	3,830

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows information relating to our external customer revenues for each product or each group of similar products:

	Net Sales Year Ended December 31,
	2015	2014	2013
	(Millions)
Clean Air Products & Systems
Aftermarket	$318	$318	$327
Original Equipment
OE Value-add	3,489	3,559	3,282
OE Substrate	1,916	1,934	1,835
	5,405	5,493	5,117
	5,723	5,811	5,444
Ride Performance Products & Systems
Aftermarket	941	976	953
Original Equipment	1,545	1,633	1,567
	2,486	2,609	2,520
Total Revenues	$8,209	$8,420	$7,964

The following customers accounted for 10 percent or more of our net sales in the last three years. The net sales to both customers were across segments.

Customer	2015	2014	2013
General Motors Company	15%	15%	15%
Ford Motor Company	13%	13%	14%
The following table shows information relating to the geographic regions in which we operate:

	Geographic Area
	United States	China	Germany	Mexico	Canada	Other Foreign(a)	Reclass & Elims	Consolidated
	(Millions)
At December 31, 2015, and for the Year Then Ended
Revenues from external customers(b)	$3,362	$1,101	$807	$431	$387	$2,121	$—	$8,209
Long-lived assets(c)	496	203	108	35	41	473	—	1,356
Total assets	1,726	696	258	158	146	1,099	(116)	3,967
At December 31, 2014, and for the Year Then Ended
Revenues from external customers(b)	$3,348	$1,079	$955	$423	$413	$2,202	$—	$8,420
Long-lived assets(c)	473	192	113	34	52	487	—	1,351
Total assets	1,696	683	319	156	164	1,133	(155)	3,996
At December 31, 2013, and for the Year Then Ended
Revenues from external customers(b)	$3,144	$875	$941	$397	$387	$2,220	$—	$7,964
Long-lived assets(c)	448	158	120	31	59	500	—	1,316
Total assets	1,552	602	358	126	182	1,200	(190)	3,830

(a)	Revenues from external customers and long-lived assets for individual foreign countries other than China, Germany, Mexico, and Canada are not material.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Revenues are attributed to countries based on location of the shipper.

(c)	Long-lived assets include all long-term assets except goodwill, intangibles and deferred tax assets.

12.Commitments and Contingencies
Capital Commitments
We estimate that expenditures aggregating approximately $89 million will be required after December 31, 2015 to complete facilities and projects authorized at such date, and we have made substantial commitments in connection with these facilities and projects.
Lease Commitments
We have long-term leases for certain facilities, equipment and other assets. The minimum lease payments under our non-cancelable operating leases with lease terms in excess of one year are $38 million in 2016, $28 million in 2017, $18 million in 2018, $13 million in 2019, and $13 million in 2020 and $15 million in subsequent years. The minimum lease payments under our non-cancelable capital leases with lease terms in excess of one year are less than $1 million in each of the next five years. Total rental expense for the year 2015, 2014 and 2013 was $61 million, $64 million and $58 million, respectively.
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
Environmental Matters
We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense costs related to an existing condition caused by past operations that do not contribute to current or future revenue generation. As of December 31, 2015, we have the obligation to remediate or contribute towards the remediation of certain sites, including one Federal Superfund site. At December 31, 2015, our aggregated estimated share of environmental remediation costs for all these sites on a discounted basis was approximately $14 million, of which $2 million is recorded in other current liabilities and $12 million is recorded in deferred credits and other liabilities in our consolidated balance sheet. For those locations where the liability was discounted, the weighted average discount rate used was 1.8 percent. The undiscounted value of the estimated remediation costs was $17 million. Our expected payments of environmental remediation costs are estimated to be approximately $2 million in 2016, $1 million each year beginning 2017 through 2020 and $11 million in aggregate thereafter.
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

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Other Legal Proceedings, Claims and Investigations
We are also from time to time involved in other legal proceedings, claims or investigations. Some of these matters involve allegations of damages against us relating to environmental liabilities (including, toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warning issues, and other product liability related matters), taxes, employment matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. Additionally, some of these matters involve allegations relating to legal compliance. For example, one of our Argentine subsidiaries is currently defending itself against a criminal complaint alleging the failure to comply with laws requiring the proceeds of export transactions to be collected, reported and/or converted to local currency within specified time periods. As another example, in the U.S. we are subject to an audit in 11 states with respect to the payment of unclaimed property to those states, spanning a period as far back as over 30 years. While we vigorously defend ourselves against all of these legal proceedings, claims and investigations and take other actions to minimize our potential exposure, in future periods, we could be subject to cash costs or charges to earnings if any of these matters are resolved on unfavorable terms. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, including our assessment of the merits of the particular claim, except as described above under "Antitrust Investigations," we do not expect the legal proceedings, claims or investigations currently pending against us will have any material adverse impact on our consolidated financial position, results of operations or liquidity.
In addition, for many years we have been and continue to be subject to lawsuits initiated by claimants alleging health problems as a result of exposure to asbestos. Our current docket of active and inactive cases is less than 500 cases nationwide. A small number of claims have been asserted against one of our subsidiaries by railroad workers alleging exposure to asbestos products in railroad cars. The substantial majority of the remaining claims are related to alleged exposure to asbestos in our automotive products although a significant number of those claims appear also to involve occupational exposures sustained in industries other than automotive. We believe, based on scientific and other evidence, it is unlikely that claimants were exposed to asbestos by our former products and that, in any event, they would not be at increased risk of asbestos-related disease based on their work with these products. Further, many of these cases involve numerous defendants, with the number in some cases exceeding 100 defendants from a variety of industries. Additionally, the plaintiffs either do not specify any, or specify the jurisdictional minimum, dollar amount for damages. As major asbestos manufacturers and/or users continue to go out of business or file for bankruptcy, we may experience an increased number of these claims. We vigorously defend ourselves against these claims as part of our ordinary course of business. In future periods, we could be subject to cash costs or charges to earnings if any of these matters are resolved unfavorably to us. To date, with respect to claims that have proceeded sufficiently through the judicial process, we have regularly achieved favorable resolutions. Accordingly, we presently believe that these asbestos-related claims will not have a material adverse impact on our future consolidated financial position, results of operations or liquidity.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Below is a table that shows the activity in the warranty accrual accounts:

	Year Ended December 31,
	2015	2014	2013
	(Millions)
Beginning Balance	$26	$24	$23
Accruals related to product warranties	15	24	20
Reductions for payments made	(18)	(22)	(19)
Ending Balance	$23	$26	$24

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

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31, 2015
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$3,711	$4,498	$—	$—	$8,209
Affiliated companies	411	558	—	(969)	—
	4,122	5,056	—	(969)	8,209
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	3,442	4,372	—	(969)	6,845
Engineering, research, and development	70	76	—	—	146
Selling, general, and administrative	193	295	3	—	491
Depreciation and amortization of other intangibles	87	116	—	—	203
	3,792	4,859	3	(969)	7,685
Other income (expense)
Loss on sale of receivables	(1)	(3)	—	—	(4)
Other income (expense)	41	6	—	(48)	(1)
	40	3	—	(48)	(5)
Earnings (loss) before interest expense, income taxes, noncontrolling interests and equity in net income from affiliated companies	370	200	(3)	(48)	519
Interest expense —
External (net of interest capitalized)	(2)	3	66	—	67
Affiliated companies (net of interest income)	54	(56)	2	—	—
Earnings (loss) before income taxes, noncontrolling interests and equity in net income from affiliated companies	318	253	(71)	(48)	452
Income tax expense	43	106	—	—	149
Equity in net income (loss) from affiliated companies	84	—	318	(402)	—
Net income (loss)	359	147	247	(450)	303
Less: Net income attributable to noncontrolling interests	—	56	—	—	56
Net income (loss) attributable to Tenneco Inc.	$359	$91	$247	$(450)	$247
Comprehensive income (loss) attributable to Tenneco Inc.	$359	$91	$127	$(450)	$127

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

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31, 2013
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$3,498	$4,466	$—	$—	$7,964
Affiliated companies	350	572	—	(922)	—
	3,848	5,038	—	(922)	7,964
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	3,103	4,553	—	(922)	6,734
Engineering, research, and development	66	78	—	—	144
Selling, general, and administrative	187	260	6	—	453
Depreciation and amortization of other intangibles	78	127	—	—	205
	3,434	5,018	6	(922)	7,536
Other income (expense)
Loss on sale of receivables	—	(4)	—	—	(4)
Other income (expense)	(1)	59	—	(58)	—
	(1)	55	—	(58)	(4)
Earnings (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	413	75	(6)	(58)	424
Interest expense —
External (net of interest capitalized)	(2)	5	77	—	80
Affiliated companies (net of interest income)	70	(72)	2	—	—
Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	345	142	(85)	(58)	344
Income tax expense	60	62	—	—	122
Equity in net income (loss) from affiliated companies	32	—	268	(300)	—
Net income (loss)	317	80	183	(358)	222
Less: Net income attributable to noncontrolling interests	—	39	—	—	39
Net income (loss) attributable to Tenneco Inc.	$317	$41	$183	$(358)	$183
Comprehensive income (loss) attributable to Tenneco Inc.	$317	$41	$231	$(358)	$231

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

BALANCE SHEET

	December 31, 2015
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$2	$285	$—	$—	$287
Restricted cash	—	1	—	—	1
Receivables, net	299	1,241	—	(428)	1,112
Inventories	333	349	—	—	682
Prepayments and other	67	162	—	—	229
Total current assets	701	2,038	—	(428)	2,311
Other assets:
Investment in affiliated companies	1,146	—	891	(2,037)	—
Notes and advances receivable from affiliates	938	13,291	4,788	(19,017)	—
Long-term receivables, net	11	2	—	—	13
Goodwill	22	38	—	—	60
Intangibles, net	9	13	—	—	22
Deferred income taxes	122	28	68	—	218
Other	42	47	11	—	100
	2,290	13,419	5,758	(21,054)	413
Plant, property, and equipment, at cost	1,281	2,137	—	—	3,418
Less — Accumulated depreciation and amortization	(851)	(1,324)	—	—	(2,175)
	430	813	—	—	1,243
Total assets	$3,421	$16,270	$5,758	$(21,482)	$3,967
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)
Short-term debt — non-affiliated	$—	$73	$13	$—	$86
Short-term debt — affiliated	164	147	—	(311)	—
Accounts payable	484	955	—	(63)	1,376
Accrued taxes	6	31	—	—	37
Other	125	221	3	(54)	295
Total current liabilities	779	1,427	16	(428)	1,794
Long-term debt — non-affiliated	—	21	1,103	—	1,124
Long-term debt — affiliated	1,583	13,226	4,208	(19,017)	—
Deferred income taxes	—	7	—	—	7
Postretirement benefits and other liabilities	424	100	—	—	524
Commitments and contingencies
Total liabilities	2,786	14,781	5,327	(19,445)	3,449
Redeemable noncontrolling interests	—	43	—	—	43
Tenneco Inc. Shareholders’ equity	635	1,404	433	(2,039)	433
Noncontrolling interests	—	42	—	—	42
Total equity	635	1,446	433	(2,039)	475
Total liabilities, redeemable noncontrolling interests and equity	$3,421	$16,270	$5,760	$(21,484)	$3,967

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

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENT OF CASH FLOWS

	Year Ended December 31, 2015
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$204	$311	$49	$(47)	$517
Investing Activities
Proceeds from sale of assets	—	4	—	—	4
Cash payments for plant, property, and equipment	(114)	(172)	—	—	(286)
Cash payments for software related intangible assets	(16)	(7)	—	—	(23)
Change in restricted cash	—	2	—	—	2
Net cash used by investing activities	(130)	(173)	—	—	(303)
Financing Activities
Retirement of long-term debt	—	(22)	(15)	—	(37)
Issuance of long-term debt	—	1	—	—	1
Debt issuance cost on long-term debt	—	—	(1)	—	(1)
Tax impact from stock-based compensation	—	—	6	—	6
Purchase of common stock under the share repurchase program	—	—	(213)	—	(213)
Issuance of common shares	—	—	6	—	6
Increase in bank overdrafts	—	(22)	—	—	(22)
Net increase in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivable	—	20	82	—	102
Net increase (decrease) in short-term borrowings secured by accounts receivable	—	—	30	—	30
Intercompany dividends and net increase (decrease) in intercompany obligations	(82)	(21)	56	47	—
Distribution to noncontrolling interests partners	—	(44)	—	—	(44)
Net cash provided (used) by financing activities	(82)	(88)	(49)	47	(172)
Effect of foreign exchange rate changes on cash and cash equivalents	—	(37)	—	—	(37)
Increase in cash and cash equivalents	(8)	13	—	—	5
Cash and cash equivalents, January 1	10	272	—	—	282
Cash and cash equivalents, December 31 (Note)	$2	$285	$—	$—	$287

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENT OF CASH FLOWS

	Year Ended December 31, 2014
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$44	$314	$21	$(38)	$341
Investing Activities
Proceeds from sale of assets	—	3	—	—	3
Cash payments for plant, property, and equipment	(106)	(222)	—	—	(328)
Cash payments for software related intangible assets	(5)	(8)	—	—	(13)
Cash payments for net assets purchased	(3)	—	—	—	(3)
Change in restricted cash	—	2	—	—	2
Net cash used by investing activities	(114)	(225)	—	—	(339)
Financing Activities
Retirement of long-term debt	—	(9)	(453)	—	(462)
Issuance of long-term debt	—	45	525	—	570
Debt issuance cost on long-term debt	—	—	(12)	—	(12)
Tax impact from stock-based compensation	—	—	26	—	26
Purchase of common stock under the share repurchase program	—	—	(22)	—	(22)
Issuance of common shares	—	—	19	—	19
Increase in bank overdrafts	—	6	—	—	6
Net decrease in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivable	—	(13)	(57)	—	(70)
Net decrease in short-term borrowings secured by accounts receivable	—	—	(10)	—	(10)
Intercompany dividends and net increase (decrease) in intercompany obligations	74	(75)	(37)	38	—
Capital contribution from noncontrolling interest partner	—	5	—	—	5
Distribution to noncontrolling interests partners	—	(30)	—	—	(30)
Net cash provided (used) by financing activities	74	(71)	(21)	38	20
Effect of foreign exchange rate changes on cash and cash equivalents	—	(15)	—	—	(15)
Increase in cash and cash equivalents	4	3	—	—	7
Cash and cash equivalents, January 1	6	269	—	—	275
Cash and cash equivalents, December 31 (Note)	$10	$272	$—	$—	$282

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENT OF CASH FLOWS

	Year Ended December 31, 2013
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$270	$244	$48	$(59)	$503
Investing Activities
Proceeds from sale of assets	1	7	—	—	8
Cash payments for plant, property, and equipment	(102)	(142)	—	—	(244)
Cash payments for software related intangible assets	(19)	(6)	—	—	(25)
Cash payments for net assets purchased	—	(5)	—	—	(5)
Net cash used by investing activities	(120)	(146)	—	—	(266)
Financing Activities
Retirement of long-term debt	—	(2)	(14)	—	(16)
Tax impact from stock-based compensation	—	—	24	—	24
Purchase of common stock under the share repurchase program	—	—	(27)	—	(27)
Issuance of common shares	—	—	20	—	20
Increase in bank overdrafts	—	(6)	—	—	(6)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	—	(43)	21	—	(22)
Net decrease in short-term borrowings secured by accounts receivable	—	—	(40)	—	(40)
Intercompany dividends and net increase (decrease) in intercompany obligations	(148)	121	(32)	59	—
Purchase of noncontrolling equity interest	—	(69)	—	—	(69)
Distribution to noncontrolling interests partners	—	(39)	—	—	(39)
Net cash provided (used) by financing activities	(148)	(38)	(48)	59	(175)
Effect of foreign exchange rate changes on cash and cash equivalents	—	(10)	—	—	(10)
Increase (decrease) in cash and cash equivalents	2	50	—	—	52
Cash and cash equivalents, January 1	4	219	—	—	223
Cash and cash equivalents, December 31 (Note)	$6	$269	$—	$—	$275

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.Quarterly Financial Data (Unaudited)

Quarter	Net Sales and Operating Revenues	Cost of Sales (Excluding Depreciation and Amortization)	Earnings Before Interest Expense, Income Taxes and Noncontrolling Interests	Net Income Attributable to Tenneco Inc.
	(Millions)
2015
1st	$2,023	$1,686	$120	$49
2nd	2,130	1,764	155	78
3rd	2,025	1,707	116	52
4th	2,031	1,688	128	68
	$8,209	$6,845	$519	$247
2014
1st	$2,094	$1,754	$113	$46
2nd	2,241	1,851	156	81
3rd	2,081	1,735	140	78
4th	2,004	1,685	83	21
	$8,420	$7,025	$492	$226

Quarter	Basic Earnings per Share of Common Stock	Diluted Earnings per Share of Common Stock
2015
1st	$0.81	$0.80
2nd	1.27	1.26
3rd	0.89	0.88
4th	1.18	1.17
Full Year	4.14	4.11
2014
1st	$0.76	$0.75
2nd	1.34	1.32
3rd	1.29	1.27
4th	0.34	0.33
Full Year	3.72	3.66

Note:
The sum of the quarters may not equal the total of the respective year’s earnings per share on either a basic or diluted basis due to changes in the weighted average shares outstanding throughout the year.

(The preceding notes are an integral part of the foregoing consolidated financial statements.)

SCHEDULE II
TENNECO INC. AND CONSOLIDATED SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
	(Millions)
Allowance for Doubtful Accounts and Notes Receivable Deducted from Assets to Which it Applies:
Year Ended December 31, 2015	$16	4	—	4	$16
Year Ended December 31, 2014	$14	4	—	2	$16
Year Ended December 31, 2013	$14	1	—	1	$14

Description	Balance at Beginning of Year	Provision Charged (Credited) to Expense	Allowance Changes	Other Additions (Deductions)	Balance at End of Year
	(Millions)
Deferred Tax Assets- Valuation Allowance
Year Ended December 31, 2015	$139	15	(3)	(24)	$127
Year Ended December 31, 2014	$135	15	(3)	(8)	$139
Year Ended December 31, 2013	$118	19	8	(10)	$135

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.OTHER INFORMATION.
None.

PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The sections entitled “Election of Directors” and “Corporate Governance” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 18, 2016 are incorporated herein by reference. In addition, Item 4.1 of this Annual Report on Form 10-K, which appears at the end of Part I, is incorporated herein by reference.
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

ITEM 11.EXECUTIVE COMPENSATION.
The section entitled “Executive Compensation” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2016 is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The section entitled “Ownership of Common Stock” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2016 is incorporated herein by reference.
Securities Authorized for Issuance under Equity Compensation Plans
The following table shows, as of December 31, 2015, information regarding outstanding awards available under our compensation plans (including individual compensation arrangements) under which our equity securities may be delivered:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities available for future issuance (excluding shares in column (a))(1)
Equity compensation plans approved by security holders:
Stock Ownership Plan(2)	70,575	$20.14	—
2002 Long-Term Incentive Plan (as amended)(3)	—	$—	—
2006 Long-Term Incentive Plan (as amended)(4)	1,074,144	$26.46	3,042,433

(1)
Reflects the number of shares of the Company’s common stock. Does not include 278,815 shares that may be issued in settlement of common stock equivalent units that were (i) credited to outside directors as payment for their retainer and other fees or (ii) credited to any of our executive officers who have elected to defer a portion of their compensation. In general, these units are settled in cash. At the option of the Company, however, the units may be settled in shares of the Company’s common stock.

(2)	This plan terminated as to new awards on December 31, 2001 (except awards pursuant to commitments outstanding at that date).

(3)	This plan terminated as to new awards upon adoption of our 2006 Long-term Incentive Plan (except awards pursuant to commitments outstanding on that date).

(4)
Does not include 496,842 shares subject to outstanding restricted stock (vest over time) as of December 31, 2015 that were issued at a weighted average grant date fair value of $51.65. Under this plan, as of December 31, 2015, a maximum of 2,041,901 shares remained available for delivery under full value awards (i.e., bonus stock, stock equivalent units, performance units, restricted stock and restricted stock units).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The subsections entitled “The Board of Directors and its Committees — General” and “Transactions with Related Persons” under the section entitled “Corporate Governance” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2016 are incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The sections entitled “Ratify Appointment of Independent Public Accountants — Audit, Audit-Related, Tax and All Other Fees” and “Ratify Appointment of Independent Public Accountants — Pre-Approval Policy” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2016 are incorporated herein by reference.

PART IV
ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN ITEM 8
See “Index to Financial Statements of Tenneco Inc. and Consolidated Subsidiaries” set forth in Item 8, “Financial Statements and Supplementary Data” for a list of financial statements filed as part of this Report.
INDEX TO SCHEDULE INCLUDED IN ITEM 8

Page
Schedule of Tenneco Inc. and Consolidated Subsidiaries — Schedule II — Valuation and qualifying accounts — three years ended December 31, 2015	120
SCHEDULES OMITTED AS NOT REQUIRED OR INAPPLICABLE
Schedule I — Condensed financial information of registrant
Schedule III — Real estate and accumulated depreciation
Schedule IV — Mortgage loans on real estate
Schedule V — Supplemental information concerning property — casualty insurance operations

EXHIBITS
The following exhibits are filed with this Annual Report on Form 10-K for the fiscal year ended December 31, 2015, or incorporated herein by reference (exhibits designated by an asterisk are filed with the report; all other exhibits are incorporated by reference):
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

+10.30	—
Amendment No. 2, effective January 15, 2010, to Amended and Restated Tenneco Value Added Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.70 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 1-12387).

+10.31	—
Form of Tenneco Inc. Three Year Long-Term Performance Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K dated as of March 15, 2010, File No. 1-12387).

+10.32	—
First Amendment to Tenneco Inc. Change in Control Severance Benefit Plan for Key Executives, as Amended and Restated effective December 12, 2007 (incorporated herein by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, File No. 1-12387).

+10.33	—
Form of Restricted Stock Award for Non-Employee Directors under Tenneco Inc. 2006 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K dated January 18, 2012, File No. 1-12387).

+10.34	—
Form of Non-Qualified Stock Option Agreement for Employees under Tenneco Inc. 2006 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K dated January 18, 2012, File No. 1-12387).

+10.35	—
Letter Agreement between Tenneco Inc. and Gregg M. Sherrill (incorporated herein by reference to Exhibit 99.2 of the registrant's Current Report on Form 8-K dated as of January 5, 2007. File No. 1-12387).

+10.36	—
Letter Agreement between Tenneco Inc. and Gregg M. Sherrill, dated as of January 15, 2007 (incorporated herein by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K dated as of January 15, 2007, File No. 1-12387).

+10.37	—
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

+10.39	—	Letter of Understanding, dated as of January 2012, between Tenneco Inc. and Josep Fornos.
10.40	—
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

Exhibit Number		Description
10.41	—
Intercreditor Agreement, dated as of March 26, 2010, among Tenneco Automotive RSA Company, Tenneco Automotive Operating Company Inc., JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K dated as of March 26, 2010, File No. 1-12387).

10.42	—
Omnibus Amendment No. 4, dated as of March 26, 2010, to Receivables Sale Agreements, as amended (incorporated herein by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K dated as of March 26, 2010, File No. 1-12387).

10.43	—
SLOT Receivables Purchase Agreement, dated as of March 26, 2010, among Tenneco Automotive RSA Company, as Seller, Tenneco Automotive Operating Company Inc., as Servicer, and Wells Fargo Bank, N.A., individually and as SLOT Agent (incorporated herein by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K dated as of March 26, 2010, File No. 1-12387).

10.44	—
Fourth Amended and Restated Performance Undertaking, dated as of March 26, 2010, by the registrant in favor of Tenneco Automotive RSA Company (incorporated herein by reference to Exhibit 10.5 of the registrant’s Current Report on Form 8-K dated as of March 26, 2010, File No. 1-12387).

10.45	—
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

10.46	—
Amendment No. 1 to SLOT Receivables Purchase Agreement, dated as of March 25, 2011, among Tenneco Automotive RSA Company, as Seller, Tenneco Automotive Operating Company Inc. as Servicer, and Wells Fargo Bank, N.A., individually and as SLOT Agent (incorporated herein by reference from Exhibit 10.2 of the registrant’s Current Report on Form 8-K dated as of March 29, 2011, File No. 1-12387).

10.47	—
Amendment No. 2 to Third Amended and Restated Receivables Purchase Agreement, dated as of March 23, 2012 (incorporated herein by reference from Exhibit 10.1 of the registrant’s Current Report on Form 8-K dated as of March 26, 2012, File No. 1-12387).

10.48	—
Amendment No. 2 to SLOT Receivables Purchase Agreement, dated as of March 23, 2012 (incorporated herein by reference from Exhibit 10.2 of the registrant’s Current Report on Form 8-K dated as of March 26, 2012, File No. 1-12387).

10.49	—
Omnibus Amendment No. 5 to Receivables Sale Agreements and Amendment No. 3 to Third Amended and Restated Receivables Purchase Agreement, dated March 22, 2013 (incorporated herein by reference from Exhibit 10.1 of the registrant’s Current Report on Form 8-K dated as of March 22, 2013, File No. 1-12387).

10.50	—
Amendment No. 3 to SLOT Receivables Purchase Agreement, dated as of March 22, 2013 (incorporated herein by reference from Exhibit 10.2 of the registrant’s Current Report on Form 8-K dated as of March 22, 2013, File No. 1-12387).

10.51	—
Amendment No. 4 to SLOT Receivables Purchase Agreement, dated May 22, 2013 (incorporated herein by reference from Exhibit 10.41of the registrant’s Current Report on Form 8-K dated as of May 28, 2013, File No. 1-12387).

+10.52	—	Tenneco Inc. Executive Bonus Plan (incorporated herein by reference from Exhibit 99.1 of the registrant’s Current Report on Form 8-K dated as of January 15, 2014, File No. 1-12387).
+10.53	—
Amended and Restated Tenneco Inc. 2006 Long-Term Incentive Plan (effective March 18, 2013) (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 3, 2013).

+10.54	—
Form of Restricted Stock Award Agreement for Employees under Tenneco Inc. 2006 Long-Term Incentive Plan (awards after May 21, 2013) (incorporated herein by reference from Exhibit 10.3 of the registrant’s Current Report on Form 8-K dated as of May 21, 2013, File No. 1-12387).

+10.55	—
Form of Stock Option Award Agreement for Employees under Tenneco Inc. 2006 Long-Term Incentive Plan (awards after May 21, 2013) (incorporated herein by reference from Exhibit 10.4 of the registrant’s Current Report on Form 8-K dated as of May 21, 2013, File No. 1-12387).

+10.56	—
Form of Tenneco Inc. Long-Term Performance Unit Award Agreement under Tenneco Inc. 2006 Long-Term Incentive Plan (grants after January 14, 2014) (incorporated herein by reference from Exhibit 99.2 of the registrant’s Current Report on Form 8-K dated as of January 15, 2014, File No. 1-12387).

Exhibit Number		Description
10.57	—
Amendment No. 4 to Third Amended and Restated Receivables Purchase Agreement, dated as of March 21, 2014 (incorporated herein by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K dated March 21, 2014, File No. 1-12387).

10.58	—
Amendment No. 5 to SLOT Receivables Purchase Agreement, dated March 21, 2014 (incorporated herein by reference to Exhibit 10.2 of the registrant's Current Report on Form 8-K dated March 21, 2014, File No. 1-12387).

+10.59	—
Offer Letter to Brian J. Kesseler dated January 6, 2015 (incorporated herein by reference to Exhibit 10.67 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2014, File No. 1-12387).

+10.60	—
Tenneco Inc. Excess Benefit Plan (as amended and restated effective as of January 1, 2013) (incorporated by reference to Exhibit 10.5 of Tenneco Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, File No. 1-12387).

+10.61	—
First Amendment to Amended and Restated Tenneco Inc. Excess Benefit Plan (amendment effective as of January 6, 2015) (incorporated by reference to Exhibit 10.5 of Tenneco Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, File No. 1-12387).

+10.62	—
Second Amendment to Tenneco Inc. Change in Control Severance Benefit Plan for Key Executives (incorporated by reference to Exhibit 10.1 of registrant's Current Report on form 8-K dated April 28, 2015, File No. 1.12387).

+10.63	—
Form of Restricted Stock Award for Brian J. Kesseler (January 2015 replacement grant) under Tenneco Inc. 2006 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.71 of the registrant's Annual Report on Form 10-K for the year ended December 31,2014, File No. 1-12387).

10.64	—
Amendment No. 5 to Third Amended and Restated Receivables Purchase Agreement, dated as of March 20, 2015 (incorporated herein by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K dated March 20, 2016, File No. 1-12387).

+10.65	—
Amendment No. 6 to SLOT Receivables Purchase Agreement, dated as of March 20, 2015 (incorporated herein by reference to Exhibit 10.2 of the registrant's Current Report on Form 8-K dated March 20, 2015, File No. 1-12387).

+10.66	—
Tenneco Inc. Deferred Compensation Plan (as Amended and Restated Effective as of August 1, 2013) (incorporated by reference to Exhibit 10.6 of Tenneco Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, File No. 1-12387).

+10.67	—
Tenneco Inc. Incentive Deferral Plan (as Amended and Restated Effective as of August 1, 2013) (incorporated by reference to Exhibit 10.7 of Tenneco Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, File No. 1-12387).

*+10.68	—	Letter Agreement dated September 9, 2010 between the registrant and Enrique Orta.
*+10.69	—	Letter Agreement dated February 19, 2015 between the registrant and Enrique Orta.
*+10.70	—	Amendment dated July 14, 2015 to Letter Agreement dated February 19, 2015 between the registrant and Enrique Orta.
11	—	None.
*12	—	Computation of Ratio of Earnings to Fixed Charges.
13	—	None.
14	—
Tenneco Inc. Code of Ethical Conduct for Financial Managers (incorporated herein by reference from Exhibit 99.3 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-12387).

16	—	None.
18	—	None.
*21	—	List of Subsidiaries of Tenneco Inc.
22	—	None.
*23.1	—	Consent of PricewaterhouseCoopers LLP.
*24.1	—	Powers of Attorney.
*31.1	—	Certification of Gregg M. Sherrill under Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	—	Certification of Kenneth R. Trammell under Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	—	Certification of Gregg M. Sherrill and Kenneth R. Trammell under Section 906 of the Sarbanes-Oxley Act of 2002.
33	—	None.

Exhibit Number		Description
34	—	None.
35	—	None.
99	—	None.
100	—	None.
101	—	None.
*101.INS	—	XBRL Instance Document.
*101.SCH	—	XBRL Taxonomy Extension Schema Document.
*101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENNECO INC.

By	/S/ GREGG M. SHERRILL
Gregg M. Sherrill
Chairman and Chief Executive Officer
Date: February 24, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons in the capacities indicated on February 24, 2016.

	Signature	Title

	/S/ GREGG M. SHERRILL	Chairman and Chief Executive Officer and Director (principal executive officer)
Gregg M. Sherrill

	/S/ KENNETH R. TRAMMELL	Executive Vice President and Chief Financial Officer (principal financial officer)
Kenneth R. Trammell

	*	Vice President and Controller (principal accounting officer)
John E. Kunz

	*	Director
Thomas C. Freyman

	*	Director
Dennis J. Letham

	*	Director
James S. Metcalf

	*	Director
Roger B. Porter

	*	Director
David B. Price, Jr.

	*	Director
Paul T. Stecko

	*	Director
Jane L. Warner

	*	Director
Roger J. Wood

*BY:	/S/ KENNETH R. TRAMMELL
Kenneth R. Trammell Attorney in fact