Form 10-Q
period 2016-03-31
TENNECO INC
filed 2016-05-06
CIK 1024725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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
Common Stock, par value $0.01 per share: 57,287,298 shares outstanding as of April 29, 2016.

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

•	the potential impairment in the carrying value of our long-lived assets and goodwill or our deferred tax assets;

•	potential volatility in our effective tax rate;

•	natural disasters, such as earthquakes and flooding, and any resultant disruptions in the supply or production of goods or services to us or by us or in demand by our customers;

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
The risks included here are not exhaustive. Refer to “Part I, Item 1A — Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2015 and "Part II, Item 1A — Risk Factors” of this Form 10-Q for further discussion regarding our exposure to risks. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor to assess the impact such risk factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

PART I.
FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS (UNAUDITED)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Tenneco Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Tenneco Inc. and its subsidiaries as of March 31, 2016, and the related condensed consolidated statements of income, comprehensive income, and cash flows for the three month periods ended March 31, 2016 and 2015 and changes in shareholders' equity for the three months ended March 31, 2016 and 2015. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2015, and the related consolidated statements of income, comprehensive income, cash flows and changes in shareholders’ equity for the year then ended (not presented herein), and in our report dated February 24, 2016 (which included an explanatory paragraph with respect to the Company’s change in the manner of accounting in which it classifies deferred taxes in 2015), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2015, is fairly stated in all material respects in relation to the condensed consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
May 6, 2016

The “Report of Independent Registered Public Accounting Firm” included above is not a “report” or “part of a Registration Statement” prepared or certified by an independent accountant within the meaning of Sections 7 and 11 of the Securities Act of 1933, and the accountants’ Section 11 liability does not extend to such report.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
	(Millions Except Share and Per Share Amounts)
Revenues
Net sales and operating revenues	$2,136	$2,023

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	1,770	1,686
Engineering, research, and development	39	41
Selling, general, and administrative	147	125
Depreciation and amortization of other intangibles	54	50
	2,010	1,902
Other expense
Loss on sale of receivables	(1)	(1)
Other	(1)	—
	(2)	(1)
Earnings before interest expense, income taxes, and noncontrolling interests	124	120
Interest expense	18	16
Earnings before income taxes and noncontrolling interests	106	104
Income tax expense	34	41
Net income	72	63
Less: Net income attributable to noncontrolling interests	15	14
Net income attributable to Tenneco Inc.	$57	$49
Earnings per share
Weighted average shares of common stock outstanding —
Basic	57,115,496	61,044,908
Diluted	57,445,941	61,593,087
Basic earnings per share of common stock	$1.00	$0.81
Diluted earnings per share of common stock	$0.99	$0.80
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of income.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31, 2016
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	(Millions)
Net Income		$57		$15		$72
Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$(297)		$(1)		$(298)
Translation of foreign currency statements	23	23	1	1	24	24
Balance March 31	(274)		—		(274)
Additional Liability for Pension and Postretirement Benefits
Balance January 1	(368)		—		(368)
Additional Liability for Pension and Postretirement Benefits, net of tax	4	4	—	—	4	4
Balance March 31	(364)		—		(364)
Balance March 31	$(638)		$—		$(638)
Other Comprehensive Income		27		1		28
Comprehensive Income		$84		$16		$100
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

TENNECO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2016	December 31, 2015
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$374	$287
Restricted cash	2	1
Receivables —
Customer notes and accounts, net	1,269	1,102
Other	17	10
Inventories —
Finished goods	296	257
Work in process	248	233
Raw materials	142	135
Materials and supplies	60	57
Prepayments and other	254	229
Total current assets	2,662	2,311
Other assets:
Long-term receivables, net	11	13
Goodwill	59	60
Intangibles, net	21	22
Deferred income taxes	214	218
Other	103	100
	408	413
Plant, property, and equipment, at cost	3,513	3,418
Less — Accumulated depreciation and amortization	(2,235)	(2,175)
	1,278	1,243
Total Assets	$4,348	$3,967
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)	$97	$86
Accounts payable	1,462	1,376
Accrued taxes	52	37
Accrued interest	16	4
Accrued liabilities	253	250
Other	41	41
Total current liabilities	1,921	1,794
Long-term debt	1,311	1,124
Deferred income taxes	9	7
Postretirement benefits	313	318
Deferred credits and other liabilities	189	206
Commitments and contingencies
Total liabilities	3,743	3,449
Redeemable noncontrolling interests	51	43
Tenneco Inc. Shareholders’ equity:
Common stock	1	1
Premium on common stock and other capital surplus	3,085	3,081
Accumulated other comprehensive loss	(638)	(665)
Retained earnings (accumulated deficit)	(1,391)	(1,448)
	1,057	969
Less — Shares held as treasury stock, at cost	552	536
Total Tenneco Inc. shareholders’ equity	505	433
Noncontrolling interests	49	42
Total equity	554	475
Total liabilities, redeemable noncontrolling interests and equity	$4,348	$3,967
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
	(Millions)

Operating Activities
Net income	$72	$63
Adjustments to reconcile net income to cash used by operating activities —
Depreciation and amortization of other intangibles	54	50
Deferred income taxes	3	(6)
Stock-based compensation	7	6
Changes in components of working capital —
(Increase) decrease in receivables	(160)	(194)
(Increase) decrease in inventories	(51)	(59)
(Increase) decrease in prepayments and other current assets	(19)	(7)
Increase (decrease) in payables	56	77
Increase (decrease) in accrued taxes	15	12
Increase (decrease) in accrued interest	12	13
Increase (decrease) in other current liabilities	(17)	(2)
Changes in long-term assets	3	2
Changes in long-term liabilities	(5)	(3)
Other	1	(2)
Net cash used by operating activities	(29)	(50)
Investing Activities
Proceeds from sale of assets	1	1
Cash payments for plant, property, and equipment	(68)	(77)
Cash payments for software related intangible assets	(6)	(5)
Changes in restricted cash	(1)	3
Net cash used by investing activities	(74)	(78)
Financing Activities
Issuance (Repurchase) of common shares	(2)	—
Tax benefit from stock-based compensation	—	3
Retirement of long-term debt	(4)	(4)
Issuance of long-term debt	5	—
Purchase of common stock under the share repurchase program	(16)	(11)
Net increase (decrease) in bank overdrafts	7	(8)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivable	193	111
Net increase (decrease) in short-term borrowings secured by accounts receivable	—	50
Net cash provided by financing activities	183	141
Effect of foreign exchange rate changes on cash and cash equivalents	7	(7)
Increase in cash and cash equivalents	87	6
Cash and cash equivalents, January 1	287	282
Cash and cash equivalents, March 31 (Note)	$374	$288
Supplemental Cash Flow Information
Cash paid during the period for interest (net of interest capitalized)	$6	$4
Cash paid during the period for income taxes (net of refunds)	21	—
Non-cash Investing and Financing Activities
Period end balance of trade payables for plant, property, and equipment	$41	$34

Note: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of cash flows.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 31,
	2016		2015
	Shares	Amount	Shares	Amount
	(Millions Except Share Amounts)
Tenneco Inc. Shareholders:
Common Stock
Balance January 1	65,067,132	$1	64,454,248	$1
Issued pursuant to benefit plans	315,706	—	295,682	—
Stock options exercised	21,392	—	97,097	—
Balance March 31	65,404,230	1	64,847,027	1
Premium on Common Stock and Other Capital Surplus
Balance January 1		3,081		3,059
Premium on common stock issued pursuant to benefit plans		4		8
Balance March 31		3,085		3,067
Accumulated Other Comprehensive Loss
Balance January 1		(665)		(545)
Other comprehensive income (loss)		27		(69)
Balance March 31		(638)		(614)
Retained Earnings (Accumulated Deficit)
Balance January 1		(1,448)		(1,695)
Net income attributable to Tenneco Inc.		57		49
Balance March 31		(1,391)		(1,646)
Less — Common Stock Held as Treasury Stock, at Cost
Balance January 1	7,473,325	536	3,244,692	323
Purchase of common stock through stock repurchase program	360,000	16	192,000	11
Balance March 31	7,833,325	552	3,436,692	334
Total Tenneco Inc. shareholders’ equity		$505		$474
Noncontrolling Interests:
Balance January 1		$42		$41
Net income		7		6
Other comprehensive income		—		1
Balance March 31		$49		$48
Total equity		$554		$522
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of changes in shareholders’ equity.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Consolidation and Presentation
As you read the accompanying financial statements you should also read our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Accounts Payable
Accounts payable included $84 million and $93 million at March 31, 2016 and December 31, 2015 , respectively, for accrued compensation and $23 million and $17 million at March 31, 2016 and December 31, 2015, respectively, for bank overdrafts at our European subsidiaries.

(2)	Financial Instruments
The net carrying and estimated fair values of our financial instruments by class at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016		December 31, 2015
	Net Carrying Amount	Fair Value	Net Carrying Amount	Fair Value
	(Millions)
Long-term debt (including current maturities)	$1,312	$1,348	$1,125	$1,160
Instruments with off-balance sheet risk:
Foreign exchange forward contracts:
Asset (Liability) derivative contracts	(1)	(1)	1	1
Asset and Liability Instruments — The fair value of cash and cash equivalents, short and long-term receivables, accounts payable, and short-term debt was considered to be the same as or was not determined to be materially different from the carrying amount.
Long-term Debt — The fair value of our public fixed rate senior notes is based on quoted market prices (level 1). The fair value of our private borrowings under our senior credit facility and other long-term debt instruments is based on the market value of debt with similar maturities, interest rates and risk characteristics (level 2). The fair value of our level 1 debt, as classified in the fair value hierarchy, was $749 million and $748 million at March 31, 2016 and December 31, 2015, respectively. We have classified $570 million and $390 million as level 2 in the fair value hierarchy at March 31, 2016 and December 31, 2015, respectively, since we utilize valuation inputs that are observable both directly and indirectly. We classified the remaining $29 million and $22 million, consisting of foreign subsidiary debt, as level 3 in the fair value hierarchy at March 31, 2016 and December 31, 2015, respectively.
The fair value hierarchy definition prioritizes the inputs used in measuring fair value into the following levels:

Level 1	—	Quoted prices in active markets for identical assets or liabilities.

Level 2	—	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

Level 3	—	Unobservable inputs based on our own assumptions.
Foreign Exchange Forward Contracts — When foreign currency exchange rate risk cannot be managed by operational strategies, we use derivative financial instruments, principally foreign currency forward purchase and sales contracts with terms of less than one year, to hedge our exposure to changes in foreign currency exchange rates. Our primary exposure to changes in foreign currency rates results from intercompany loans made between affiliates to minimize the need for borrowings from third parties. Additionally, we enter into foreign currency forward purchase and sale contracts to mitigate our exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables. We manage counter-party credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements. We do not enter into derivative financial instruments for speculative purposes. The fair value of our foreign currency forward contracts is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. We record the change in fair value of these foreign exchange forward contracts as part of currency gains (losses) within cost of sales in the condensed consolidated statements of income. The fair value of foreign exchange forward contracts are recorded in prepayments and other current assets or other current liabilities in the condensed consolidated balance sheet. The fair value of our foreign exchange forward contracts was a net liability position of $1 million at March 31, 2016 and a net asset position of $1 million at December 31, 2015.
The following table summarizes by major currency the notional amounts for foreign currency forward purchase and sale contracts as of March 31, 2016 (all of which mature in 2016):

		Notional Amount in Foreign Currency
		(Millions)
Australian dollars	—Purchase	1
British pounds	—Purchase	39
	—Sell	(39)
Canadian dollars	—Sell	(2)
European euro	—Purchase	19
	—Sell	(41)
South African rand	—Purchase	70
	—Sell	(200)
Japanese yen	—Purchase	400
	—Sell	(416)
U.S. dollars	—Purchase	105
	—Sell	(70)
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
We have two performance guarantee agreements in the U.K. between Tenneco Management (Europe) Limited (“TMEL”) and the two Walker Group Retirement Plans, the Walker Group Employee Benefit Plan and the Walker Group Executive Retirement Benefit Plan (the “Walker Plans”), whereby TMEL will guarantee the payment of all current and future pension contributions in the event of a payment default by the sponsoring or participating employers of the Walker Plans. The Walker Plans are comprised of employees from Tenneco Walker (U.K.) Limited and our Futaba-Tenneco U.K. joint venture. Employer contributions are funded by both Tenneco Walker (U.K.) Limited, as the sponsoring employer and Futaba-Tenneco U.K., as a participating employer. The performance guarantee agreements are expected to remain in effect until all pension obligations for the Walker Plans’ sponsoring and participating employers have been satisfied. The maximum amount payable for these pension performance guarantees that is not attributable to Tenneco is approximately $9 million as of March 31, 2016 which is determined by taking 105 percent of the liability of the Walker Plans calculated under section 179 of the U.K. Pension Act of 2004 offset by plan assets multiplied by the ownership percent attributable to Futaba-Tenneco U.K. We did not record an additional liability for this performance guarantee since Tenneco Walker (U.K.) Limited, as the sponsoring employer of the Walker Plans, already recognizes 100 percent of the pension obligation calculated based on U.S. GAAP, for all of the Walker Plans’ participating employers on its balance sheet, which was $10 million and $11 million at March 31, 2016 and

December 31, 2015, respectively. At March 31, 2016, all pension contributions under the Walker Plans were current for all of the Walker Plans’ sponsoring and participating employers.
In June 2011, we entered into an indemnity agreement between TMEL and Futaba Industrial Co. Ltd. which requires Futaba to indemnify TMEL for any cost, loss or liability which TMEL may incur under the performance guarantee agreements relating to the Futaba-Tenneco U.K. joint venture. The maximum amount reimbursable by Futaba to TMEL under this indemnity agreement is equal to the amount incurred by TMEL under the performance guarantee agreements multiplied by Futaba’s shareholder ownership percentage of the Futaba-Tenneco U.K. joint venture. At March 31, 2016, the maximum amount reimbursable by Futaba to TMEL is approximately $9 million.
We have issued guarantees through letters of credit in connection with some obligations of our affiliates. As of March 31, 2016, we have guaranteed $32 million in letters of credit to support some of our subsidiaries’ insurance arrangements, foreign employee benefit programs, environmental remediation activities and cash management and capital requirements.
Financial Instruments — One of our European subsidiaries receives payment from one of its customers whereby the accounts receivable are satisfied through the delivery of negotiable financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets. Such financial instruments held by our European subsidiary totaled zero and less than $1 million at March 31, 2016 and December 31, 2015, respectively.
In certain instances, several of our Chinese subsidiaries receive payments from customers through the receipt of financial instruments on the date the customer payments are due. Several of our Chinese subsidiaries also satisfy vendor payments through the delivery of financial instruments on the date the payments are due. Financial instruments issued to satisfy vendor payables and not redeemed totaled $23 million and $15 million at March 31, 2016 and December 31, 2015, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $5 million and $8 million at March 31, 2016 and December 31, 2015, respectively. We classify financial instruments received from our customers as other current assets if issued by a financial institution of our customers or as customer notes and accounts, net if issued by our customer. We classified $5 million and $8 million in other current assets at March 31, 2016 and December 31, 2015, respectively.
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
Supply Chain Financing — Certain of our suppliers in the U.S. participate in a supply chain financing program under which they securitize their accounts receivables from Tenneco. Financial institutions participate in the supply chain financing program on an uncommitted basis and can cease purchasing receivables from Tenneco's suppliers at any time. If the financial institution did not continue to purchase receivables from Tenneco's suppliers under this program, the participating vendors may have a need to renegotiate their payment terms with Tenneco which in turn would cause our borrowings under our revolving credit facility to increase.
Restricted Cash - Some of our Chinese subsidiaries that issue their own financial instruments to pay vendors are required to maintain a cash balance if they exceed credit limits with the financial institution that guarantees the financial instruments. A restricted cash balance was required at those Chinese subsidiaries for $2 million and $1 million at March 31, 2016 and December 31, 2015, respectively.

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
As of March 31, 2016, the senior credit facility provides us with a total revolving credit facility size of $1,200 million and had a $281 million balance outstanding under the Tranche A Term Facility, both of which will mature on December 8, 2019. Net carrying amount for the balance outstanding under the Tranche A Term Facility including a $2 million debt issuance cost was $279 million as of March 31, 2016. Funds may be borrowed, repaid and re-borrowed under the revolving credit facility without premium or penalty (subject to any customary LIBOR breakage fees). The revolving credit facility is reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. Outstanding letters of credit reduce our availability to borrow revolving loans under the facility. We are required to make quarterly principal payments under the Tranche A Term Facility of $3.75 million through December 31, 2016, $5.625 million beginning March 31, 2017 through December 31, 2017, $7.5 million beginning March 31, 2018 through September 30, 2019 and a final payment of $195 million is due on December 8, 2019. We have excluded the required payments, within the next twelve months, under the Tranche A Term Facility totaling $17 million from current liabilities as of March 31, 2016, because we have the intent and ability to refinance the obligations on a long-term basis by using our revolving credit facility.
The financial ratios required under the amended and restated senior credit facility, and the actual ratios we achieved for the first quarter of 2016, are as follows:

	Quarter Ended
	March 31, 2016
	Required	Actual
Leverage Ratio (maximum)	3.50	1.54
Interest Coverage Ratio (minimum)	2.75	13.90
The senior credit facility includes a maximum leverage ratio covenant of 3.50 and a minimum interest coverage ratio of 2.75, in each case through December 8, 2019.
At March 31, 2016, of the $1,200 million available under the revolving credit facility, we had unused borrowing capacity of $912 million with $288 million in outstanding borrowings and zero in outstanding letters of credit. As of March 31, 2016, our outstanding debt also included (i) $281 million of a term loan which consisted of a $279 million net carrying amount including a $2 million debt issuance cost related to our Tranche A Term Facility which is subject to quarterly principal payments as described above through December 8, 2019, (ii) $225 million of notes which consisted of a $221 million net carrying amount including a $4 million debt issuance cost of 5 3/8 percent senior notes due December 15, 2024, (iii) $500 million of notes which consisted of a $494 million net carrying amount including a $6 million debt issuance cost of 6 7/8 percent senior notes due December 15, 2020, and (iv) $126 million of other debt.

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
We reported income tax expense of $34 million and $41 million in the three month periods ended March 31, 2016 and 2015, respectively. The tax expense recorded in the first quarter of 2016 included a net tax benefit of $3 million primarily relating to tax adjustments to uncertain tax positions and prior year income tax estimates. The tax expense recorded in the first quarter of 2015 included a net tax expense of $1 million primarily relating to changes to uncertain tax positions and prior year income tax estimates.
We believe it is reasonably possible that up to $10 million in unrecognized tax benefits related to the expiration of foreign statute of limitations and the conclusion of income tax examinations may be recognized within the next twelve months.

(5)	Accounts Receivable Securitization
We securitize some of our accounts receivable on a limited recourse basis in the U.S. and Europe. As servicer under these accounts receivable securitization programs, we are responsible for performing all accounts receivable administration functions for these securitized financial assets including collections and processing of customer invoice adjustments. In the U.S., we have an accounts receivable securitization program with three commercial banks comprised of a first priority facility and a second priority facility. We securitize original equipment and aftermarket receivables on a daily basis under the bank program. In March 2015, the U.S. program was amended and extended to April 30, 2017. The first priority facility provides financing of up to $130 million and the second priority facility, which is subordinated to the first priority facility, provides up to an additional $50 million of financing. Both facilities monetize accounts receivable generated in the U.S. that meet certain eligibility requirements, and the second priority facility also monetizes certain accounts receivable generated in the U.S. that would otherwise be ineligible under the first priority securitization facility. The amount of outstanding third-party investments in our securitized accounts receivable under the U.S. program was $30 million at both March 31, 2016 and December 31, 2015.

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
We also securitize receivables in our European operations with regional banks in Europe. The arrangements to securitize receivables in Europe are provided under six separate facilities provided by various financial institutions in each of the foreign jurisdictions. The commitments for these arrangements are generally for one year, but some may be canceled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon notification. The amount of outstanding third-party investments in our securitized accounts receivable in Europe was $208 million and $174 million at March 31, 2016 and December 31, 2015, respectively.
If we were not able to securitize receivables under either the U.S. or European securitization programs, our borrowings under our revolving credit agreement might increase. These accounts receivable securitization programs provide us with access to cash at costs that are generally favorable to alternative sources of financing, and allow us to reduce borrowings under our revolving credit agreement.
In our U.S. accounts receivable securitization programs, we transfer a partial interest in a pool of receivables and the interest that we retain is subordinate to the transferred interest. Accordingly, we account for our U.S. securitization program as a secured borrowing. In our European programs, we transfer accounts receivables in their entirety to the acquiring entities and satisfy all of the conditions established under ASC Topic 860, “Transfers and Servicing,” to report the transfer of financial assets in their entirety as a sale. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under our European securitization programs approximates the fair value of such receivables. We recognized $1 million and less than $1 million interest expense in the three month periods ended March 31, 2016 and 2015, respectively, relating to our U.S. securitization program. In addition, we recognized a loss of $1 million in each of the three month periods ended March 31, 2016 and 2015, on the sale of trade accounts receivable in our European accounts receivable securitization programs, representing the discount from book values at which these receivables were sold to our banks. The discount rate varies based on funding costs incurred by our banks, which averaged approximately two percent during the first three months of both 2016 and 2015.

(6)	Restructuring and Other Charges
Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. For the full year 2015, we incurred $63 million in restructuring and related costs including asset write-downs of $10 million, primarily related to European cost reduction efforts, exiting the Marzocchi suspension business, headcount reductions in Australia and South America, and the closure of a JIT plant in Australia, of which $46 million was recorded in cost of sales, $11 million in SG&A, $1 million in engineering expense, $1 million in other expense and $4 million in depreciation and amortization expense. In the first quarter of 2016, we incurred $14 million in restructuring and related costs including asset write-downs of $5 million, primarily related to European cost reduction efforts and headcount reductions in South America, of which $3 million was recorded in cost of sales, $6 million in SG&A, $2 million in other expense and $3 million in depreciation and amortization expense. In the first quarter of 2015, we incurred $5 million in restructuring and related costs, primarily related to European cost reduction efforts and the closure of a JIT plant in Australia, of which $4 million was recorded in cost of sales and $1 million in SG&A.
Amounts related to activities that are part of our restructuring reserves are as follows:

	December 31, 2015 Restructuring Reserve	2016 Expenses	2016 Cash Payments	Impact of Exchange Rates	March 31, 2016 Restructuring Reserve
	(Millions)
Employee Severance, Termination Benefits and Other Related Costs	$30	9	(26)	2	$15
On January 31, 2013, we announced our intent to reduce structural costs in Europe by approximately $60 million annually. During the first quarter of 2016, we reached an annualized run rate on this cost reduction initiative of $49 million.

With the disposition of the Gijon plant, which was completed at the end of the first quarter, the annualized rate will essentially reach our target of $55 million, at the current exchange rates. In the first quarter of 2016, we incurred $14 million in restructuring and related costs, of which $12 million was related to this initiative. While we are nearing the completion of this initiative, we expect to incur additional restructuring and related costs in 2016 due to certain ongoing matters. For example, we closed a plant in Gijon, Spain in 2013, but subsequently re-opened it in July 2014 with about half of its prior workforce after the employees' works council successfully filed suit challenging the closure decision. Pursuant to an agreement we entered into with employee representatives, we engaged in a sales process for the facility. In March of 2016, we signed an agreement to transfer ownership of the aftermarket shock absorber manufacturing facility in Gijon, Spain to German private equity fund Quantum Capital Partners A.G. (QCP). The transfer to QCP was effective March 31, 2016 and under a three year manufacturing agreement, QCP will also continue as a supplier to Tenneco.
On July 22, 2015, we announced our intention to discontinue our Marzocchi motorcycle fork suspension product line and our mountain bike suspension product line, and liquidate our Marzocchi operations. These actions were subject to a consultation process with the employee representatives and in total eliminated approximately 138 jobs. We employed 127 people at the Marzocchi plant in Bologna, Italy and an additional 11 people in our operations in North America and Taiwan. In November 2015, we closed on the sale of certain assets related to our Marzocchi mountain bike suspension product line to the affiliates of Fox Factory Holding Corp.; and in December 2015, we closed on the sale of the Marzocchi motorcycle fork product line to an Italian company, VRM S.p.A. These actions were a part of our ongoing efforts to optimize our Ride Performance product line globally while continuously improving our operations and increasing profitability. We recorded charges of $29 million in 2015 related to severance and other employee related costs, asset write-downs and other expenses related to these sales.
Under the terms of our amended and restated senior credit agreement that took effect on December 8, 2014, we are allowed to exclude up to $150 million in the aggregate of all costs, expenses, fees, fines, penalties, judgments, legal settlements and other amounts associated with any restructuring, litigation, claim, proceeding or investigation related to or undertaken by us or any of our subsidiaries, together with any related provision for taxes, incurred after December 8, 2014 in the calculation of the financial covenant ratios required under our senior credit facility. As of March 31, 2016, we had excluded $62 million of allowable charges relating to restructuring initiatives against the $150 million available under the terms of the senior credit facility.

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
Environmental Matters
We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense costs related to an existing condition caused by past operations that do not contribute to current or future revenue generation. As of March 31, 2016, we have the obligation to remediate or contribute towards the remediation of certain sites, including one Federal Superfund site. At March 31, 2016, our aggregated estimated share of environmental remediation costs for all these sites on a discounted basis was approximately $15 million, of which $2 million is recorded in other current liabilities and $13 million is recorded in deferred credits and other liabilities in our condensed consolidated balance sheet. For those locations where the liability was discounted, the weighted average discount rate used was 1.7 percent. The undiscounted value of the estimated remediation costs was $17 million. Our expected payments of environmental remediation costs are estimated to be approximately $2 million in 2016, $1 million each year beginning 2017 through 2020 and $11 million in aggregate thereafter.

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
Antitrust Investigations and Litigation
On March 25, 2014, representatives of the European Commission were at Tenneco GmbH's Edenkoben, Germany administrative facility to gather information in connection with an ongoing global antitrust investigation concerning multiple automotive suppliers. On March 25, 2014, we also received a related subpoena from the U.S. Department of Justice ("DOJ").
On November 5, 2014, the DOJ granted us conditional leniency pursuant to an agreement we entered into under the Antitrust Division's Corporate Leniency Policy. This agreement provides us with important benefits in exchange for our self-reporting of matters to the DOJ and our continuing full cooperation with the DOJ's resulting investigation. For example, the DOJ will not bring any criminal antitrust prosecution against us, nor seek any criminal fines or penalties, in connection with the matters we reported to the DOJ. Additionally, there are limits on our liability related to any follow on civil antitrust litigation in the U.S. The limits include single rather than treble damages, as well as relief from joint and several antitrust liability with other relevant civil antitrust action defendants. These limits are subject to our satisfying the DOJ and any court presiding over such follow on civil litigation.
Certain other competition agencies are also investigating possible violations of antitrust laws relating to products supplied by our company. We have cooperated and continue to cooperate fully with all of these antitrust investigations, and take other actions to minimize our potential exposure.
Tenneco and certain of its competitors are also currently defendants in civil putative class action litigation in the United States. More related lawsuits may be filed, including in other jurisdictions. Plaintiffs in these cases generally allege that defendants have engaged in anticompetitive conduct, in violation of federal and state laws, relating to the sale of automotive exhaust systems or components thereof. Plaintiffs seek to recover, on behalf of themselves and various purported classes of purchasers, injunctive relief, damages and attorneys’ fees. However, as explained above, because we received conditional leniency from the DOJ, our civil liability in these follow on actions is limited to single damages and we will not be jointly and severally liable with the other defendants, provided that we have satisfied our obligations under the DOJ leniency agreement and approval is granted by the presiding court.
Antitrust law investigations, civil litigation, and related matters often continue for several years and can result in significant penalties and liability. We intend to vigorously defend the company and/or take other actions to minimize our potential exposure. In light of the many uncertainties and variables involved, we cannot estimate the ultimate impact that these matters may have on our company. Further, there can be no assurance that the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.
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
Warranty Matters
We provide warranties on some of our products. The warranty terms vary but range from one year up to limited lifetime warranties on some of our premium aftermarket products. Provisions for estimated expenses related to product warranty are made at the time products are sold or when specific warranty issues are identified with our products. These estimates are established using historical information about the nature, frequency, and average cost of warranty claims. We actively study trends of our warranty claims and take action to improve product quality and minimize warranty claims. We believe that the warranty reserve is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the reserve. The reserve is included in both current and long-term liabilities on the balance sheet.
Below is a table that shows the activity in the warranty accrual accounts:

	Three Months Ended March 31,
	2016	2015
	(Millions)
Beginning Balance January 1,	$23	$26
Accruals related to product warranties	2	3
Reductions for payments made	(1)	(4)
Ending Balance March 31,	$24	$25

(8)	Earnings Per Share
Earnings per share of common stock outstanding were computed as follows:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
	(Millions Except Share and Per Share Amounts)
Basic earnings per share —
Net income attributable to Tenneco Inc.	$57	$49
Weighted Average shares of common stock outstanding	57,115,496	61,044,908
Earnings per share of common stock	$1.00	$0.81
Diluted earnings per share —
Net income attributable to Tenneco Inc.	$57	$49
Weighted Average shares of common stock outstanding	57,115,496	61,044,908
Effect of dilutive securities:
Restricted stock	48,603	83,291
Stock options	281,842	464,888
Weighted Average shares of common stock outstanding including dilutive securities	57,445,941	61,593,087
Earnings per share of common stock	$0.99	$0.80

Options to purchase 335,826 and 183,315 shares of common stock were outstanding as of March 31, 2016 and 2015, respectively, but not included in the computation of diluted earnings per share respectively, because the options were anti-dilutive.

(9)	Common Stock
Equity Plans — We have granted a variety of awards, including common stock, restricted stock, restricted stock units, performance units, stock appreciation rights (“SARs”), and stock options to our directors, officers, and employees.
Accounting Methods — We recorded compensation expense (net of taxes) of less than $1 million and $1 million in the three month periods ended March 31, 2016 and 2015, respectively, related to nonqualified stock options as part of our selling, general and administrative expense. This had no impact on basic or diluted earnings per share for the three month period ended March 31, 2016 and resulted in a decrease of $0.01 in both basic and diluted earnings per share for the three month period ended March 31, 2015.
For employees eligible to retire at the grant date, we immediately expense stock options and restricted stock. If employees become eligible to retire during the vesting period, we immediately recognize any remaining expense associated with their stock options and restricted stock.
As of March 31, 2016, there was approximately $1 million of unrecognized compensation costs related to our stock option awards that we expect to recognize over a weighted average period of 0.2 years.
Compensation expense for restricted stock, restricted stock units, long-term performance units and SARs (net of taxes) was $7 million and $6 million for the three month periods ended March 31, 2016 and 2015, respectively, and was recorded in selling, general, and administrative expense in our condensed consolidated statements of income.
Cash received from stock option exercises for the three months ended March 31, 2016 and 2015 was less than $1 million and $2 million, respectively.
Stock options exercised in the first three months of 2016 and 2015 generated a tax shortfall of less than $1 million and a tax benefit of $3 million, respectively. We started to record this tax effect in the third quarter of 2013 when we began utilizing our federal and state NOLs.

Stock Options — The following table reflects the status and activity for all options to purchase common stock for the period indicated:

	Three Months Ended March 31, 2016
	Shares Under Option	Weighted Avg. Exercise Prices	Weighted Avg. Remaining Life in Years	Aggregate Intrinsic Value
				(Millions)
Outstanding Stock Options
Outstanding, January 1, 2016	1,144,719	$34.69	3.7	$19
Adjustment	2,200	1.99
Exercised	(21,392)	8.56		1
Outstanding, March 31, 2016	1,125,527	$35.12	3.5	$12
There were no stock options granted in 2015 or 2016. The total fair value of shares vested from options that were granted prior to 2015 was $2 million and $4 million for the periods ended March 31, 2016 and 2015, respectively.

Restricted Stock — The following table reflects the status for all nonvested restricted shares for the period indicated:

	Three Months Ended March 31, 2016
	Shares	Weighted Avg. Grant Date Fair Value
Nonvested Restricted Shares
Nonvested balance at January 1, 2016	496,842	$51.65
Granted	347,398	35.98
Vested	(156,109)	46.50
Nonvested balance at March 31, 2016	688,131	$44.90
The fair value of restricted stock grants is usually equal to the average of the high and low trading price of our stock on the date of grant. As of March 31, 2016, approximately $22 million of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of approximately 2.3 years. The total fair value of restricted shares vested was $7 million and $6 million at March 31, 2016 and 2015, respectively.
In January 2015, our Board of Directors approved a share repurchase program, authorizing our company to repurchase up to $350 million of our outstanding common stock over a three-year period. This repurchase program does not obligate Tenneco to make repurchases at any specific time or situation and is part of our overall capital allocation strategy. In October 2015, our Board of Directors expanded our company's share repurchase plan, authorizing the repurchase of an additional $200 million of our company's outstanding common stock. This authorization is in addition to the $350 million share repurchase program our company announced in January 2015. We repurchased 360,000 shares for $16 million through this program in the three months ended March 31, 2016. Since we announced the current share repurchase program in January 2015, we have repurchased 4.6 million shares for $229 million through March 31, 2016.
Treasury stock shares including repurchased shares were 7,833,325 and 7,473,325 shares at March 31, 2016 and December 31, 2015, respectively.
Long-Term Performance Units, Restricted Stock Units and SARs — Long-term performance units, restricted stock units and SARs are paid in cash and recognized as a liability based upon their fair value. As of March 31, 2016, $35 million of total unrecognized compensation costs is expected to be recognized over a weighted-average period of approximately 1.3 years.

(10)	Pension Plans, Postretirement and Other Employee Benefits
Net periodic pension costs and postretirement benefit costs consist of the following components:

	Three Months Ended March 31,
	Pension				Postretirement
	2016		2015		2016	2015
	US	Foreign	US	Foreign	US	US
	(Millions)
Service cost — benefits earned during the period	$—	$2	$—	$2	$—	$—
Interest cost	4	4	5	4	1	1
Expected return on plan assets	(6)	(5)	(6)	(5)	—	—
Net amortization:
Actuarial loss	2	2	2	2	1	1
Prior service cost	—	—	—	—	—	(1)
Net pension and postretirement costs	$—	$3	$1	$3	$2	$1

For the three months ended March 31, 2016, we made pension contributions of $1 million and $3 million for our domestic and foreign pension plans, respectively. Based on current actuarial estimates, we believe we will be required to contribute approximately $38 million for the remainder of 2016, which includes estimated contributions for the pension buyout. Pension contributions beyond 2016 will be required, but those amounts will vary based upon many factors including, for example, the performance of our pension fund investments during 2016.
In February 2016, the Company launched a voluntary program to buy out active employees and retirees who have earned benefits in the U.S. pension plans and announced that the program is expected to be completed by the end of 2016. We will record a non-cash charge at that time. Cash payments to those who elect to take the buyout will be made from pension plan assets.
We made postretirement contributions of approximately $2 million during the first three months of 2016. Based on current actuarial estimates, we believe we will be required to contribute approximately $7 million for the remainder of 2016.
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
Amounts recognized for pension and postretirement benefits in other comprehensive income for the three months ended March 31, 2016 and 2015 include the following components:

	Three Months Ended March 31,
	2016			2015
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before- Tax Amount	Tax Benefit	Net-of-Tax Amount
	(Millions)
Defined benefit pension and postretirement plans:
Amortization of prior service cost included in net periodic pension and postretirement cost	$—	$—	$—	$(1)	$—	$(1)
Amortization of actuarial loss included in net periodic pension and postretirement cost	5	(1)	4	5	(1)	4
Other comprehensive income – pension benefits	$5	$(1)	$4	$4	$(1)	$3

(11)	New Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, as part of its initiative to reduce complexity in accounting standards. The areas for simplification in this update involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, the standard is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.
In February 2016, the FASB issued Accounting Standard Update 2016-02, Leases (Topic 842). The amendments in this update create Topic 842, Leases, and supersede the leases requirements in Topic 840, Leases. Topic 842 specifies the accounting for leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flow arising from a lease. For public business entities, the standard is effective for financial statements issued for annual periods beginning after December 15, 2018, and interim periods within those annual periods. We will adopt this amendment on January 1, 2019. We are currently evaluating the potential impact of this new guidance on our consolidated financial statements.
In May 2015, the FASB issued Accounting Standard Update (ASU) No. 2015-07, Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent). ASU No. 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. Such investments should be disclosed separate from the fair value hierarchy. For public business entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of this guidance did not have an impact on the Company's consolidated financial statements but will impact pension asset disclosure in our annual report on Form 10-K going forward.
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

The following table summarizes certain Tenneco Inc. segment information:

	Clean Air Division			Ride Performance Division
	North America	Europe, South America & India	Asia Pacific	North America	Europe, South America & India	Asia Pacific	Other	Reclass & Elims	Total
	(Millions)
At March 31, 2016 and for the Three Months Ended March 31, 2016
Revenues from external customers	$764	$483	$267	$323	$237	$62	$—	$—	$2,136
Intersegment revenues	3	22	—	2	7	12	—	(46)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	62	16	33	42	(4)	11	(36)	—	124
Total assets	1,352	806	609	779	530	238	—	34	4,348
At March 31, 2015 and for the Three Months Ended March 31, 2015
Revenues from external customers	684	457	264	331	230	57	—	—	2,023
Intersegment revenues	4	27	—	3	7	12	—	(53)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	54	10	27	35	8	10	(24)	—	120
Total assets	1,263	812	606	734	480	225	—	31	4,151

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
Distributions
There are no significant restrictions on the ability of the Guarantor Subsidiaries to make distributions to us.

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31, 2016
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$996	$1,140	$—	$—	$2,136
Affiliated companies	127	190	—	(317)	—
	1,123	1,330	—	(317)	2,136
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	949	1,138	—	(317)	1,770
Engineering, research, and development	20	19	—	—	39
Selling, general, and administrative	68	79	—	—	147
Depreciation and amortization of other intangibles	21	33	—	—	54
	1,058	1,269	—	(317)	2,010
Other income (expense)
Loss on sale of receivables	—	(1)	—	—	(1)
Other income (expense)	(6)	5	—	—	(1)
	(6)	4	—	—	(2)
Earnings before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	59	65	—	—	124
Interest expense —
External (net of interest capitalized)	—	—	18	—	18
Affiliated companies (net of interest income)	(3)	2	1	—	—
Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	62	63	(19)	—	106
Income tax expense	13	21	—	—	34
Equity in net income (loss) from affiliated companies	27	—	76	(103)	—
Net Income (loss)	76	42	57	(103)	72
Less: Net income attributable to noncontrolling interests	—	15	—	—	15
Net income (loss) attributable to Tenneco Inc.	$76	$27	$57	$(103)	$57
Comprehensive income (loss) attributable to Tenneco Inc.	$76	$27	$84	$(103)	$84

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31, 2015
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$897	$1,126	$—	$—	$2,023
Affiliated companies	106	145	—	(251)	—
	1,003	1,271	—	(251)	2,023
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	842	1,095	—	(251)	1,686
Engineering, research, and development	21	20	—	—	41
Selling, general, and administrative	46	77	2	—	125
Depreciation and amortization of other intangibles	22	28	—	—	50
	931	1,220	2	(251)	1,902
Other income (expense)
Loss on sale of receivables	—	(1)	—	—	(1)
Other income (expense)	(4)	4	—	—	—
	(4)	3	—	—	(1)
Earnings (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	68	54	(2)	—	120
Interest expense —
External (net of interest capitalized)	—	—	16	—	16
Affiliated companies (net of interest income)	17	(17)	—	—	—
Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	51	71	(18)	—	104
Income tax expense	18	23	—	—	41
Equity in net income (loss) from affiliated companies	30	—	67	(97)	—
Net income (loss)	63	48	49	(97)	63
Less: Net income attributable to noncontrolling interests	—	14	—	—	14
Net income (loss) attributable to Tenneco Inc.	$63	$34	$49	$(97)	$49
Comprehensive income (loss) attributable to Tenneco Inc.	$63	$34	$(20)	$(97)	$(20)

BALANCE SHEET

	March 31, 2016
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$4	$370	$—	$—	$374
Restricted cash	—	2	—	—	2
Receivables, net	503	1,334	—	(551)	1,286
Inventories	354	392	—	—	746
Prepayments and other	73	181	—	—	254
Total current assets	934	2,279	—	(551)	2,662
Other assets:
Investment in affiliated companies	1,136	—	1,005	(2,141)	—
Notes and advances receivable from affiliates	952	14,112	4,954	(20,018)	—
Long-term receivables, net	10	1	—	—	11
Goodwill	22	37	—	—	59
Intangibles, net	9	12	—	—	21
Deferred income taxes	121	27	66	—	214
Other	42	50	11	—	103
	2,292	14,239	6,036	(22,159)	408
Plant, property, and equipment, at cost	1,281	2,232	—	—	3,513
Less — Accumulated depreciation and amortization	(856)	(1,379)	—	—	(2,235)
	425	853	—	—	1,278
Total assets	$3,651	$17,371	$6,036	$(22,710)	$4,348
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)
Short-term debt — non-affiliated	$—	$82	$15	$—	$97
Short-term debt — affiliated	121	233	—	(354)	—
Accounts payable	540	1,058	—	(136)	1,462
Accrued taxes	14	38	—	—	52
Other	125	231	15	(61)	310
Total current liabilities	800	1,642	30	(551)	1,921
Long-term debt — non-affiliated	—	28	1,283	—	1,311
Long-term debt — affiliated	1,732	14,068	4,218	(20,018)	—
Deferred income taxes	—	9	—	—	9
Postretirement benefits and other liabilities	419	83	—	—	502
Commitments and contingencies
Total liabilities	2,951	15,830	5,531	(20,569)	3,743
Redeemable noncontrolling interests	—	51	—	—	51
Tenneco Inc. shareholders’ equity	700	1,441	505	(2,141)	505
Noncontrolling interests	—	49	—	—	49
Total equity	700	1,490	505	(2,141)	554
Total liabilities, redeemable noncontrolling interests and equity	$3,651	$17,371	$6,036	$(22,710)	$4,348

BALANCE SHEET

	December 31, 2015
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$2	$285	$—	$—	$287
Restricted cash	—	1	—	—	1
Receivables, net	299	1,241	—	(428)	1,112
Inventories	333	349	—	—	682
Prepayments and other	67	162	—	—	229
Total current assets	701	2,038	—	(428)	2,311
Other assets:
Investment in affiliated companies	1,146	—	891	(2,037)	—
Notes and advances receivable from affiliates	938	13,291	4,788	(19,017)	—
Long-term receivables, net	11	2	—	—	13
Goodwill	22	38	—	—	60
Intangibles, net	9	13	—	—	22
Deferred income taxes	122	28	68	—	218
Other	42	47	11	—	100
	2,290	13,419	5,758	(21,054)	413
Plant, property, and equipment, at cost	1,281	2,137	—	—	3,418
Less — Accumulated depreciation and amortization	(851)	(1,324)	—	—	(2,175)
	430	813	—	—	1,243
Total assets	$3,421	$16,270	$5,758	$(21,482)	$3,967
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)
Short-term debt — non-affiliated	$—	$73	$13	$—	$86
Short-term debt — affiliated	164	147	—	(311)	—
Accounts payable	484	955	—	(63)	1,376
Accrued taxes	6	31	—	—	37
Other	125	221	3	(54)	295
Total current liabilities	779	1,427	16	(428)	1,794
Long-term debt — non-affiliated	—	21	1,103	—	1,124
Long-term debt — affiliated	1,583	13,226	4,208	(19,017)	—
Deferred income taxes	—	7	—	—	7
Postretirement benefits and other liabilities	424	100	—	—	524
Commitments and contingencies
Total liabilities	2,786	14,781	5,327	(19,445)	3,449
Redeemable noncontrolling interests	—	43	—	—	43
Tenneco Inc. shareholders’ equity	635	1,404	433	(2,039)	433
Noncontrolling interests	—	42	—	—	42
Total equity	635	1,446	433	(2,039)	475
Total liabilities, redeemable noncontrolling interests and equity	$3,421	$16,270	$5,760	$(21,484)	$3,967

STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2016
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$(212)	$180	$3	$—	$(29)
Investing Activities
Proceeds from sale of assets	—	1	—	—	1
Cash payments for plant, property, and equipment	(13)	(55)	—	—	(68)
Cash payments for software related intangible assets	(2)	(4)	—	—	(6)
Changes in restricted cash	—	(1)	—	—	(1)
Net cash used by investing activities	(15)	(59)	—	—	(74)
Financing Activities
Issuance of common shares	—	—	(2)	—	(2)
Retirement of long-term debt	—	—	(4)	—	(4)
Issuance of long-term debt	—	5	—	—	5
Purchase of common stock under the share repurchase program	—	—	(16)	—	(16)
Net decrease in bank overdrafts	—	7	—	—	7
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	—	8	185	—	193
Intercompany dividend payments and net increase (decrease) in intercompany obligations	229	(63)	(166)	—	—
Net cash provided (used) by financing activities	229	(43)	(3)	—	183
Effect of foreign exchange rate changes on cash and cash equivalents	—	7	—	—	7
Increase in cash and cash equivalents	2	85	—	—	87
Cash and cash equivalents, January 1	2	285	—	—	287
Cash and cash equivalents, March 31 (Note)	$4	$370	$—	$—	$374

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2015
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$(74)	$26	$(2)	$—	$(50)
Investing Activities
Proceeds from sale of assets	—	1	—	—	1
Cash payments for plant, property, and equipment	(27)	(50)	—	—	(77)
Cash payments for software related intangible assets	(2)	(3)	—	—	(5)
Changes in restricted cash	—	3			3
Net cash used by investing activities	(29)	(49)	—	—	(78)
Financing Activities
Tax impact from stock-based compensation	—	—	3	—	3
Retirement of long-term debt	—	—	(4)	—	(4)
Purchase of common stock under the share repurchase program	—	—	(11)	—	(11)
Net decrease in bank overdrafts	—	(8)	—	—	(8)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivables	—	64	47	—	111
Net increase in short-term borrowings secured by accounts receivable	—	—	50	—	50
Intercompany dividend payments and net increase (decrease) in intercompany obligations	93	(10)	(83)	—	—
Net cash provided by financing activities	93	46	2	—	141
Effect of foreign exchange rate changes on cash and cash equivalents	—	(7)	—	—	(7)
Increase (decrease) in cash and cash equivalents	(10)	16	—	—	6
Cash and cash equivalents, January 1	10	272	—	—	282
Cash and cash equivalents, March 31 (Note)	$—	$288	$—	$—	$288

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As you read the following review of our financial condition and results of operations, you should also read our condensed consolidated financial statements and related notes beginning on page 6.
Executive Summary
We are one of the world's leading manufacturers of clean air and ride performance products and systems for light vehicle, commercial truck and off-highway applications. We serve both original equipment (OE) vehicle designers and manufacturers and the repair and replacement markets, or aftermarket, globally through leading brands, including Monroe®, Rancho®, Clevite® Elastomers, Axios™, Kinetic® and Fric-Rot™ ride performance products and Walker®, XNOx®, Fonos™, DynoMax® and Thrush® clean air products. We serve more than 80 different original equipment manufacturers and commercial truck and off-highway engine manufacturers, and our products are included on nine of the top 10 car models produced for sale in Europe and eight of the top 10 light truck models produced for sale in North America for 2015. Our aftermarket customers are comprised of full-line and specialty warehouse distributors, retailers, jobbers, installer chains and car dealers. As of December 31, 2015, we operated 93 manufacturing facilities worldwide and employed approximately 30,000 people to service our customers' demands.
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
For the first quarter of 2016, light vehicle production was up five percent in both North America and China, two percent in both Europe and Australia and seven percent in India compared to the first quarter of 2015. Light vehicle production was down 27 percent in South America in the first quarter of 2016 when compared to the first quarter of 2015.
Total revenues for the first quarter of 2016 were $2,136 million, up from $2,023 million in the first quarter of 2015. Excluding the impact of currency and substrate sales, revenue was up $128 million, or eight percent, from $1,559 million to $1,687 million, driven primarily by stronger OE light vehicle volumes in North America, Europe, India and China, increased aftermarket sales in Europe, South America and North America, new platforms in North America, Europe and China, higher commercial truck, off-highway and other Clean Air revenue, which were partially offset by lower commercial truck, off-highway and other Ride Performance revenue mainly in North America and Europe.
Cost of sales (exclusive of depreciation and amortization): Cost of sales for the first quarter of 2016 was $1,770 million, or 82.9 percent of sales, compared to $1,686 million, or 83.3 percent of sales in the first quarter of 2015. The following table lists the primary drivers behind the change in cost of sales ($ millions).

Quarter ended March 31, 2015	$1,686
Volume and mix	174
Material	(38)
Currency exchange rates	(54)
Restructuring	(2)
Other Costs	4
Quarter ended March 31, 2016	$1,770

The increase in cost of sales was due to the year-over-year increase in volume and higher other costs, mainly manufacturing, partially offset by the impact of currency exchange rates, lower net material costs and lower restructuring.
Gross margin: Revenue less cost of sales for the first quarter of 2016 was $366 million, or 17.1 percent, versus $337 million, or 16.7 percent, in the first quarter of 2015. The effect on gross margin resulting from year-over-year increase in volume, lower net material costs and lower restructuring was partially offset by higher other costs, mainly manufacturing, and unfavorable currency.
Engineering, research and development: Engineering, research and development expense was $39 million and $41 million in the first quarters of 2016 and 2015, respectively.

Selling, general and administrative (SG&A): SG&A expense was up $22 million in the first quarter of 2016 at $147 million compared to $125 million in the first quarter of 2015.
Depreciation and amortization: Depreciation and amortization expense was $54 million in the first quarter of 2016, compared to $50 million in the first quarter of 2015.
Earnings before interest expense, taxes and noncontrolling interests (“EBIT”) was $124 million for the first quarter of 2016, an increase of $4 million when compared to $120 million in the first quarter of the prior year. Higher OE light vehicle volumes in North America, Europe, India and China, increased aftermarket sales in Europe, South America and North America, new platforms in North America, Europe and China, higher commercial truck, off-highway and other Clean Air revenue, the benefit of our product cost leadership initiatives and savings from previous restructuring activities were partially offset by lower commercial truck, off-highway and other Ride Performance revenue mainly in North America and Europe, higher SG&A expense, higher restructuring and related expenses and $12 million of negative currency.
Results from Operations
Net Sales and Operating Revenues for the Three Months Ended March 31, 2016 and 2015
The tables below reflect our revenues for the first quarters of 2016 and 2015. We show the component of our OE revenue represented by substrate sales. While we generally have primary design, engineering and manufacturing responsibility for OE emission control systems, we do not manufacture substrates. Substrates are porous ceramic filters coated with a catalyst - typically, precious metals such as platinum, palladium and rhodium. These are supplied to us by Tier 2 suppliers generally as directed by our OE customers. We generally earn a small margin on these components of the system. As the need for more sophisticated emission control solutions increases to meet more stringent environmental regulations, and as we capture more diesel aftertreatment business, these substrate components have been increasing as a percentage of our revenue. While these substrates dilute our gross margin percentage, they are a necessary component of an emission control system.
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
Additionally, we present these reconciliations of revenues in order to reflect value-add revenues without the effect of changes in foreign currency rates. We have not reflected any currency impact in the 2015 table since this is the base period for measuring the effects of currency during 2016 on our operations. We believe investors find this information useful in understanding period-to-period comparisons in our revenues.

	Three Months Ended March 31, 2016
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$765	$271	$494	$—	$494
Europe, South America & India	483	177	306	(20)	326
Asia Pacific	267	62	205	(9)	214
Total Clean Air Division	1,515	510	1,005	(29)	1,034
Ride Performance Division
North America	323	—	323	(4)	327
Europe, South America & India	237	—	237	(24)	261
Asia Pacific	61	—	61	(4)	65
Total Ride Performance Division	621	—	621	(32)	653
Total Tenneco Inc.	$2,136	$510	$1,626	$(61)	$1,687

	Three Months Ended March 31, 2015
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$684	$240	$444	$—	$444
Europe, South America & India	457	164	293	—	293
Asia Pacific	264	60	204	—	204
Total Clean Air Division	1,405	464	941	—	941
Ride Performance Division
North America	331	—	331	—	331
Europe, South America & India	230	—	230	—	230
Asia Pacific	57	—	57	—	57
Total Ride Performance Division	618	—	618	—	618
Total Tenneco Inc.	$2,023	$464	$1,559	$—	$1,559

	Three Months Ended March 31, 2016 Versus Three Months Ended March 31, 2015 Dollar and Percent Increase (Decrease)
	Revenues	Percent	Value-add Revenues excluding Currency	Percent
	(Millions Except Percent Amounts)
Clean Air Division
North America	$81	12%	$50	11%
Europe, South America & India	26	6%	33	11%
Asia Pacific	3	1%	10	5%
Total Clean Air Division	110	8%	93	10%
Ride Performance Division
North America	(8)	(2)%	(4)	(1)%
Europe, South America & India	7	3%	31	13%
Asia Pacific	4	7%	8	14%
Total Ride Performance Division	3	—%	35	6%
Total Tenneco Inc.	$113	6%	$128	8%

Light Vehicle Industry Production by Region for Three Months Ended March 31, 2016 and 2015 (According to IHS Automotive, April 2016)

	Three Months Ended March 31,
	2016	2015	Increase (Decrease)	% Increase (Decrease)
	(Number of Vehicles in Thousands)
North America	4,485	4,265	220	5%
Europe	5,561	5,441	120	2%
South America	586	802	(216)	(27)%
India	1,046	978	68	7%
Total Europe, South America & India	7,193	7,221	(28)	—%
China	6,252	5,971	281	5%
Australia	38	37	1	2%
Clean Air revenue was up $110 million in the first quarter of 2016 compared to the first quarter of 2015 with higher volumes in all segments. In North America, higher volumes drove a $94 million revenue increase due to increased OE light vehicle sales, higher commercial truck, off-highway and other revenue, higher aftermarket sales and new platforms. Currency had no impact on North American revenues. In the European, South American and Indian segment, higher volumes drove a $55 million increase in revenues mainly due to increased OE light vehicle sales, higher commercial truck, off-highway and other revenue and new platforms in Europe, which was partially offset by lower OE light vehicle volumes in South America. Currency had a $26 million unfavorable impact on European, South American and Indian revenues. In Asia Pacific, higher volumes of $19 million were mainly driven by increased OE light vehicle sales and new programs in China and higher commercial truck, off-highway and other revenue in Japan. Currency had a $11 million unfavorable impact on Asia Pacific revenues.
Ride Performance revenue was up $3 million in the first quarter of 2016 compared to the first quarter of 2015. In North America, lower volumes of $9 million were mainly driven by lower commercial truck and off-highway vehicle revenue and lower OE light vehicle sales, which was partially offset by higher aftermarket sales and favorable mix. Currency had a $4 million unfavorable impact on North American revenues. In the European, South American and Indian segment, higher volumes of $29 million were driven by increases in light vehicle sales in Europe and India and higher aftermarket revenues across the region, which was partially offset by lower commercial truck and off-highway vehicle revenues in Europe. Currency had a $24 million unfavorable impact on European, South American and Indian revenues. In Asia Pacific, higher volumes of $7 million were mainly driven by increased OE light vehicle volumes in China. Currency had a $4 million unfavorable impact on Asia Pacific revenues.

Earnings before Interest Expense, Income Taxes and Noncontrolling Interests (“EBIT”) for the Three Months Ended March 31, 2016 and 2015

	Three Months Ended March 31,		Change
	2016	2015
	(Millions)
Clean Air Division
North America	$62	$54	$8
Europe, South America & India	16	10	6
Asia Pacific	33	27	6
Total Clean Air Division	111	91	20
Ride Performance Division
North America	42	35	7
Europe, South America & India	(4)	8	(12)
Asia Pacific	11	10	1
Total Ride Performance Division	49	53	(4)
Other	(36)	(24)	(12)
Total Tenneco Inc.	$124	$120	$4
The EBIT results shown in the preceding table include the following items, certain of which are discussed below under “Restructuring and Other Charges,” which have an effect on the comparability of EBIT results between periods:

	Three Months Ended March 31,
	2016	2015
	(Millions)
Clean Air Division
Europe, South America & India
Restructuring and related expenses	$—	$1
Asia Pacific
Restructuring and related expenses	—	1
Total Clean Air Division	$—	$2
Ride Performance Division
Europe, South America & India
Restructuring and related expenses	$14	$3
Total Ride Performance Division	$14	$3

EBIT for the Clean Air division was $111 million in the first quarter of 2016 compared to $91 million in the first quarter a year ago. EBIT for North America increased $8 million, to $62 million, in the first quarter of 2016 versus the first quarter of 2015. The benefit from higher OE light vehicle sales, higher commercial truck and off-highway vehicle revenue, increased aftermarket sales, new platforms and improved operational cost management was partially offset by higher SG&A expense and negative currency. Europe, South America and India's EBIT was $16 million in the first quarters of 2016 and $10 million in the first quarter of 2015. The benefit from higher light vehicle volumes, higher commercial truck, off-highway and other vehicle revenue and new platforms in Europe as well as year-over-year restructuring savings was partially offset by lower light vehicle and commercial truck volumes in South America, higher SG&A and engineering expenses and negative currency. EBIT for Asia Pacific increased $6 million to $33 million in the first quarter of 2016 from $27 million in the first quarter of 2015. EBIT benefited from higher OE light vehicle sales and new platforms in China, higher commercial truck, off-highway and other vehicle revenue in Japan, strong operational cost management and savings from prior restructuring activities, partially offset by higher SG&A expense and negative currency. For the Clean Air division, no restructuring and related expenses were included in EBIT for the first quarter of 2016, whereas $2 million were included for the same period in 2015. Currency had a $9 million unfavorable impact on EBIT of the Clean Air division for the first quarter of 2016 when compared to last year.
EBIT for the Ride Performance division was $49 million in the first quarter of 2016 compared to $53 million in the first quarter a year ago. EBIT for North America increased $7 million in the first quarter of 2016 to $42 million from $35 million in the first quarter of 2015. The benefits of increased aftermarket volumes, favorable mix, improved operational cost management and positive currency were partially offset by lower light vehicle sales, lower commercial truck volumes and higher SG&A and engineering expenses. Europe, South America and India's EBIT was a loss of $4 million in the first quarter of 2016 and an income of $8 million in the first quarter of 2015. The benefit from higher light vehicle sales in Europe and India and higher aftermarket volumes in the region, and savings from prior restructuring activities were more than offset by lower commercial truck, off-highway and other revenue reflecting the sale of the Marzocchi specialty business, higher restructuring and related expenses, higher SG&A expense and negative currency. EBIT for Asia Pacific was $11 million in the first quarter of 2016 and $10 million in the first quarter of 2015. EBIT benefited from higher light vehicle volumes in China, partially offset by unfavorable currency. For the Ride Performance division, restructuring and related expenses of $14 million were included in EBIT for the first quarter of 2016 and $3 million for the same period in 2015. Currency had a $3 million unfavorable impact on EBIT of the Ride Performance division for the first quarter of 2016 when compared to last year.
Currency had a $12 million unfavorable impact on overall company EBIT for the first quarter of 2016 as compared to the prior year's first quarter.
EBIT as a Percentage of Revenue for the Three Months Ended March 31, 2016 and 2015

	Three Months Ended March 31,
	2016	2015
Clean Air Division
North America	8%	8%
Europe, South America & India	3%	2%
Asia Pacific	12%	10%
Total Clean Air Division	7%	6%
Ride Performance Division
North America	13%	11%
Europe, South America & India	(2)%	3%
Asia Pacific	18%	18%
Total Ride Performance Division	8%	9%
Total Tenneco Inc.	6%	6%

In the Clean Air division, EBIT as a percentage of revenues for the first quarter of 2016 was up one percentage point compared to last year's first quarter. In North America, EBIT as a percentage of revenues for the first quarter of 2016 was even compared to last year's first quarter. The benefit from higher OE light vehicle sales, higher commercial truck and off-highway vehicle revenue, increased aftermarket sales, new platforms and improved operational cost management was offset by higher SG&A expense and negative currency. Europe, South America and India's EBIT as a percentage of revenues for the first quarter of 2016 was up one percentage point compared to the prior year's first quarter. The benefit from higher light vehicle volumes, higher commercial truck, off-highway and other vehicle revenue and new platforms in Europe as well as year-over-year restructuring savings was partially offset by lower light vehicle and commercial truck volumes in South America, higher SG&A and engineering expenses and negative currency. EBIT as a percentage of revenues for Asia Pacific in the first quarter of 2016 was up two percentage points compared to the first quarter of 2015. The benefit from higher OE light vehicle sales and new platforms in China, higher commercial truck, off-highway and other vehicle revenue in Japan, strong operational cost management and savings from prior restructuring activities was partially offset by higher SG&A expense and negative currency.
In the Ride Performance division, EBIT as a percentage of revenues was down one percentage point compared to the prior year's first quarter. In the first quarter of 2016, EBIT as a percentage of revenues for North America was up two percentage points compared to the first quarter of 2015. The benefits of increased aftermarket volumes, favorable mix, improved operational cost management and positive currency were partially offset by lower light vehicle sales, lower commercial truck volumes and higher SG&A and engineering expenses. EBIT as a percentage of revenues in Europe, South America and India was down five percentage points compared to the prior year's first quarter. The benefit from higher light vehicle sales in Europe and India and higher aftermarket volumes in the region, and savings from prior restructuring activities were more than offset by lower commercial truck, off-highway and other revenue reflecting the sale of the Marzocchi specialty business, higher restructuring and related expenses, higher SG&A expense and negative currency. In Asia Pacific, EBIT as a percentage of revenues for the first quarter of 2016 was even compared to last year's first quarter. The benefit from higher light vehicle volumes in China was offset by unfavorable currency.

Interest Expense, Net of Interest Capitalized
We reported interest expense in the first quarter of 2016 of $18 million (substantially all in our U.S. operations) net of interest capitalized of $1 million, and $16 million (substantially all in our U.S. operations) net of interest capitalized of $1 million in the first quarter of 2015.
On March 31, 2016, we had $756 million in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed through December 2020, $225 million is fixed through December 2024 and the remainder is fixed from 2016 through 2025. We also have $570 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” later in this Management’s Discussion and Analysis.
Income Taxes
We reported income tax expense of $34 million and $41 million in the three month periods ended March 31, 2016 and 2015, respectively. The tax expense recorded in the first quarter of 2016 included a net tax benefit of $3 million primarily relating to tax adjustments to uncertain tax positions and prior year income tax estimates. The tax expense recorded in the first quarter of 2015 included a net tax expense of $1 million primarily relating to changes to uncertain tax positions and prior year income tax estimates.
We believe it is reasonably possible that up to $10 million in unrecognized tax benefits related to the expiration of foreign statute of limitations and the conclusion of income tax examinations may be recognized within the next twelve months.
Restructuring and Other Charges
Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. For the full year 2015, we incurred $63 million in restructuring and related costs including asset write-downs of $10 million, primarily related to European cost reduction efforts, exiting the Marzocchi suspension business, headcount reductions in Australia and South America, and the closure of a JIT plant in Australia, of which $46 million was recorded in cost of sales, $11 million in SG&A, $1 million in engineering expense, $1 million in other expense and $4 million in depreciation and amortization expense. In the first quarter of 2016, we incurred $14 million in restructuring and related costs including asset write-downs of $5 million, primarily related to European cost reduction efforts and headcount reductions in South America, of which $3 million was recorded in cost of sales, $6 million in SG&A, $2 million in other expense and $3 million in depreciation and amortization expense. In the first quarter of 2015, we incurred $5 million in restructuring and related costs, primarily related to European cost reduction efforts and the closure of a JIT plant in Australia, of which $4 million was recorded in cost of sales and $1 million in SG&A.
Amounts related to activities that are part of our restructuring reserves are as follows:

	December 31, 2015 Restructuring Reserve	2016 Expenses	2016 Cash Payments	Impact of Exchange Rates	March 31, 2016 Restructuring Reserve
	(Millions)
Employee Severance, Termination Benefits and Other Related Costs	$30	9	(26)	2	$15
On January 31, 2013, we announced our intent to reduce structural costs in Europe by approximately $60 million annually. During the first quarter of 2016, we reached an annualized run rate on this cost reduction initiative of $49 million. With the disposition of the Gijon plant, which was completed at the end of the first quarter, the annualized rate will essentially reach our target of $55 million, at the current exchange rates. In the first quarter of 2016, we incurred $14 million in restructuring and related costs, of which $12 million was related to this initiative. While we are nearing the completion of this initiative, we expect to incur additional restructuring and related costs in 2016 due to certain ongoing matters. For example, we closed a plant in Gijon Spain in 2013, but subsequently re-opened it in July 2014 with about half of its prior workforce after the employees' works council successfully filed suit challenging the closure decision. Pursuant to an agreement we entered into with employee representatives, we engaged in a sales process for the facility. In March of 2016, we signed an agreement to transfer ownership of the aftermarket shock absorber manufacturing facility in Gijon, Spain to German private equity fund Quantum Capital Partners A.G. (QCP). The transfer to QCP was effective March 31, 2016 and under a three year manufacturing agreement, QCP will also continue as a supplier to Tenneco.
On July 22, 2015, we announced our intention to discontinue our Marzocchi motorcycle fork suspension product line and our mountain bike suspension product line, and liquidate our Marzocchi operations. These actions were subject to a consultation process with the employee representatives and in total eliminated approximately 138 jobs. We employed 127 people at the Marzocchi plant in Bologna, Italy and an additional 11 people in our operations in North America and Taiwan. In November 2015, we closed on the sale of certain assets related to our Marzocchi mountain bike suspension product line to the affiliates of Fox Factory Holding Corp.; and in December 2015, we closed on the sale of the Marzocchi motorcycle fork product line to an Italian company, VRM S.p.A. These actions were a part of our ongoing efforts to optimize our Ride Performance product line globally while continuously improving our operations and increasing profitability. We recorded charges of $29 million in 2015 related to severance and other employee related costs, asset write-downs and other expenses related to these sales. We anticipate improving financial results by approximately $5 million annually, beginning in 2016.
Under the terms of our amended and restated senior credit agreement that took effect on December 8, 2014, we are allowed to exclude up to $150 million in the aggregate of all costs, expenses, fees, fines, penalties, judgments, legal settlements and other amounts associated with any restructuring, litigation, claim, proceeding or investigation related to or undertaken by us or any of our subsidiaries, together with any related provision for taxes, incurred after December 8, 2014 in the calculation of the financial covenant ratios required under our senior credit facility. As of March 31, 2016, we had excluded $62 million of allowable charges relating to restructuring initiatives against the $150 million available under the terms of the senior credit facility.
Earnings Per Share
We reported net income attributable to Tenneco Inc. of $57 million or $0.99 per diluted common share for the first quarter of 2016. Included in the results for the first quarter of 2016 were negative impact from expenses related to our restructuring activities partially offset by net tax benefit. The total impact of these items decreased earnings per diluted share by $0.18. We reported net income attributable to Tenneco Inc. of $49 million or $0.80 per diluted common share for the first quarter of 2015. Included in the results for the first quarter of 2015 were negative impacts from expenses related to our restructuring activities and net tax adjustments. The total impact of these items decreased earnings per diluted share by $0.08.
Dividends on Common Stock
On January 10, 2001, our Board of Directors eliminated the quarterly dividend on our common stock. There are no current plans to reinstate a dividend on our common stock.
Cash Flows for the Three Months Ended March 31, 2016 and 2015

	Three Months Ended March 31,
	2016	2015
	(Millions)
Cash provided (used) by:
Operating activities	$(29)	$(50)
Investing activities	(74)	(78)
Financing activities	183	141
Operating Activities
For the first quarter of 2016, operating activities used $29 million in cash compared to $50 million in cash used during last year’s first quarter. Compared to the prior year, cash used in operations was lower primarily driven by higher net income. For the first quarter of 2016, cash used for working capital was $164 million versus $160 million of cash used for working capital in the first quarter of 2015. Receivables were a use of cash of $160 million in the first quarter of 2016 compared to a use of cash of $194 million in the prior year’s first quarter. Inventory represented a cash outflow of $51 million for the first quarter of 2016 and a cash outflow of $59 million during the first quarter of 2015. Accounts payable provided $56 million of cash for the quarter ended March 31, 2016, compared to $77 million cash provided for the quarter ended March 31, 2015. Cash taxes were $21 million in the first quarter of 2016, whereas no cash tax payments were made in the prior year’s first quarter due to a US tax refund of $25 million for overpayment in 2014.
Investing Activities
Cash used for investing activities was $74 million in the first quarter of 2016 compared to cash used of $78 million in the same period a year ago. Cash payments for plant, property and equipment were $68 million in the first quarter of 2016 versus payments of $77 million in the first quarter of 2015, a decrease of $9 million. Cash payments for software-related intangible assets were $6 million and $5 million, respectively, for the first quarters of 2016 and 2015. Changes in restricted cash were a use of cash of $1 million in the first quarter of 2016 compared to a source of cash of $3 million in 2015.

Financing Activities
Cash flow from financing activities was an inflow of $183 million for the quarter ended March 31, 2016 compared to an inflow of $141 million for the quarter ended March 31, 2015. We repurchased 360,000 shares of our outstanding common stock for $16 million at an average price of $45.09 per share during the first quarter of 2016 and 192,000 shares of our outstanding common stock for $11 million at an average price of $57.13 per share during the first quarter of 2015 as part of a previously announced stock buyback plan of up to $350 million. Additionally, on October 23, 2015, we announced that our Board of Directors has expanded our share repurchase program, authorizing the repurchase of an additional $200 million of common stock which we anticipate completing by the end of 2017.
Borrowings under our revolving credit facility were $288 million at March 31, 2016 and $88 million at March 31, 2015. At March 31, 2016, there was $30 million borrowed under the U.S. accounts receivable securitization programs, whereas at March 31, 2015, there was $50 million outstanding.
Outlook
Excluding currency, we expect total revenue growth of six percent in the second quarter 2016, outpacing estimated aggregate industry production growth of four percent, which includes an increase in light vehicle industry production of four percent and an one percent decline in combined commercial truck and off-highway industry production.
Based on current exchange rates, we anticipate no significant currency headwinds in the second quarter. Our expected six percent revenue increase will be driven by stronger global light vehicle volumes including new launches and the ramp up on recently launched platforms, and a solid contribution from the global aftermarket. Commercial truck and off-highway revenue is expected to be roughly in line with industry production. We expect continued margin improvement in the second quarter.
We are upwardly revising our revenue guidance for the full year. Based on current aggregate industry production estimates, we now expect to outgrow global industry production by three percentage points, resulting in annual revenue growth of six percent, excluding currency.
Tenneco's revenue projections are based on the type of information set forth under "Outlook" in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" as set forth in Tenneco's Annual Report on Form 10-K for the year ended December 31, 2015. Please see that disclosure for further information. Additionally, revenue assumptions for the second quarter and full year 2016 are based on current and projected customer projection schedules, as well as IHS Automotive April 2016 global light vehicle production forecasts, Power Systems Research (PSR) April 2016 forecast for global commercial truck and buses, PSR off-highway engine production in North America and Europe and Tenneco estimates.
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
Revenue Recognition
We recognize revenue for sales to our original equipment and aftermarket customers when title and risk of loss passes to the customers under the terms of our arrangements with those customers, which is usually at the time of shipment from our plants or distribution centers. Generally, in connection with the sale of exhaust systems to certain original equipment manufacturers, we purchase catalytic converters and diesel particulate filters or components thereof including precious metals (“substrates”) on behalf of our customers which are used in the assembled system. These substrates are included in our inventory and “passed through” to the customer at our cost, plus a small margin, since we take title to the inventory and are responsible for both the delivery and quality of the finished product. Revenues recognized for substrate sales were $510 million and $464 million for the first three months of 2016 and 2015, respectively. For our aftermarket customers, we provide for promotional incentives and returns at the time of sale. Estimates are based upon the terms of the incentives and historical experience with returns. Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis. Shipping and handling costs billed to customers are included in revenues and the related costs are included in cost of sales in our condensed consolidated statements of income.
Warranty Reserves
Where we have offered product warranty, we also provide for warranty costs. Provisions for estimated expenses related to product warranty are made at the time products are sold or when specific warranty issues are identified with our products. These estimates are established using historical information about the nature, frequency, and average cost of warranty claims and upon specific warranty issues as they arise. The warranty terms vary but range from one year up to limited lifetime warranties on some of our premium aftermarket products. We actively study trends of our warranty claims and take action to improve product quality and minimize warranty claims. While we have not experienced any material differences between these estimates and our actual costs, it is reasonably possible that future warranty issues could arise that could have a significant impact on our condensed consolidated financial statements.
Pre-production Design and Development and Tooling Assets
We expense pre-production design and development costs as incurred unless we have a contractual guarantee for reimbursement from the original equipment customer. Unbilled pre-production design and development costs recorded in prepayments and other and long-term receivables totaled $26 million and $21 million at March 31, 2016 and December 31, 2015, respectively. In addition, plant, property and equipment included $60 million and $64 million at March 31, 2016 and December 31, 2015, respectively, for original equipment tools and dies that we own, and prepayments and other included $109 million and $107 million at March 31, 2016 and December 31, 2015, respectively, for in-process tools and dies that we are building for our original equipment customers.
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
Goodwill, net
We evaluate goodwill for impairment as of October 31st each year, or more frequently if events indicate it is warranted. The goodwill impairment test consists of a two-step process. In step one, we compare the estimated fair value of our reporting units with goodwill to the carrying value of the unit’s assets and liabilities to determine if impairment exists within the recorded balance of goodwill. We estimate the fair value of each reporting unit using the income approach which is based on the present value of estimated future cash flows. The income approach is dependent on a number of factors, including estimates of market trends, forecasted revenues and expenses, capital expenditures, weighted average cost of capital and other variables. A separate discount rate derived by a combination of published sources, internal estimates and weighted based on our debt and equity structure, was used to calculate the discounted cash flows for each of our reporting units. These estimates are based on assumptions that we believe to be reasonable, but which are inherently uncertain and outside of the control of management. If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist which requires step two to be performed to measure the amount of the impairment loss. The amount of impairment is determined by comparing the implied fair value of a reporting unit’s goodwill to its carrying value.
The estimated fair value of each of our reporting units exceeded the carrying value of their assets and liabilities as October 31, 2015.
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
Our approach to establishing the discount rate assumption for both our domestic and foreign plans is generally based on the yield on high-quality corporate fixed-income investments. At the end of each year, the discount rate is determined using the results of bond yield curve models based on a portfolio of high quality bonds matching the notional cash inflows with the expected benefit payments for each significant benefit plan. Based on this approach, we raised the weighted average discount rate for all our pension plans to 3.9 percent in 2016 from 3.7 percent in 2015. The discount rate for postretirement benefits was raised to 4.3 percent in 2016 from 4.1 percent in 2015.
Our approach to determining expected return on plan asset assumptions evaluates both historical returns as well as estimates of future returns, and is adjusted for any expected changes in the long-term outlook for the equity and fixed income markets. As a result, our estimate of the weighted average long-term rate of return on plan assets for all of our pension plans was lowered to 6.6 percent for 2016 from 6.7 percent for 2015.
Except in the U.K., our pension plans generally do not require employee contributions. Our policy is to fund our pension plans in accordance with applicable U.S. and foreign government regulations and to make additional payments as funds are available to achieve full funding of the accumulated benefit obligation. As of March 31, 2016, all legal funding requirements have been met.
New Accounting Pronouncements
Note 11 in our notes to condensed consolidated financial statements located in Part I Item 1 of this Form 10-Q is incorporated herein for reference.

Liquidity and Capital Resources
Capitalization

	March 31, 2016	December 31, 2015	% Change
	(Millions)
Short-term debt and maturities classified as current	$97	$86	13%
Long-term debt	1,311	1,124	17
Total debt	1,408	1,210	16
Total redeemable noncontrolling interests	51	43	19
Total noncontrolling interests	49	42	17
Tenneco Inc. shareholders’ equity	505	433	17
Total equity	554	475	17
Total capitalization	$2,013	$1,728	16%
General. Short-term debt, which includes maturities classified as current, borrowings by foreign subsidiaries, and borrowings under our U.S. accounts receivable securitization program, was $97 million and $86 million as of March 31, 2016 and December 31, 2015, respectively. Borrowings under our revolving credit facilities, which are classified as long-term debt, were $288 million and $105 million at March 31, 2016 and December 31, 2015, respectively.

The 2016 year-to-date increase in Tenneco Inc. shareholders' equity primarily resulted from net income attributable to Tenneco Inc. of $57 million, a $4 million increase related to pension and postretirement benefits, a $4 million increase in premium on common stock and other capital surplus relating to common stock issued pursuant to benefit plans, and a $23 million increase caused by the impact of changes in foreign exchange rates on the translation of financial statements of our foreign subsidiaries into U.S. dollars, partially offset by a $16 million increase in treasury stock as a result of purchases of common stock under our share purchase program.
Overview. Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions. The arrangement is secured by substantially all our domestic assets and pledges of up to 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries.
As of March 31, 2016, the senior credit facility provides us with a total revolving credit facility size of $1,200 million and had a $281 million balance outstanding under the Tranche A Term Facility, both of which will mature on December 8, 2019. Net carrying amount for the balance outstanding under the Tranche A Term Facility including a $2 million debt issuance cost was $279 million. Funds may be borrowed, repaid and re-borrowed under the revolving credit facility without premium or penalty (subject to any customary LIBOR breakage fees). The revolving credit facility is reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. Outstanding letters of credit reduce our availability to borrow revolving loans under the facility. We are required to make quarterly principal payments under the Tranche A Term Facility of $3.75 million through December 31, 2016, $5.625 million beginning March 31, 2017 through December 31, 2017, $7.5 million beginning March 31, 2018 through September 30, 2019 and a final payment of $195 million is due on December 8, 2019. We have excluded the required payments, within the next twelve months, under the Tranche A Term Facility totaling $17 million from current liabilities as of March 31, 2016, because we have the intent and ability to refinance the obligations on a long-term basis by using our revolving credit facility.
At March 31, 2016, of the $1,200 million available under the revolving credit facility, we had unused borrowing capacity of $912 million with $288 million in outstanding borrowings and zero in outstanding letters of credit. As of March 31, 2016, our outstanding debt also included (i) $281 million of term debt which consisted of a $279 million net carrying amount including a $2 million debt issuance cost related to our Tranche A Term Facility which is subject to quarterly principal payments as described above through December 8, 2019, (ii) $225 million of notes which consisted of a $221 million net carrying amount including a $4 million debt issuance cost of 5 3/8 percent senior notes due December 15, 2024, (iii) $500 million of notes which consisted of a $494 million net carrying amount including a $6 million debt issuance cost of 6 7/8 percent senior notes due December 15, 2020, and (iv) $126 million of other debt.
We monitor market conditions with respect to the potential refinancing of our outstanding debt obligations, including our senior secured credit facility and senior notes. Depending on market and other conditions, we may seek to refinance our debt obligations from time to time. Any such refinancing in the near term would likely include the refinancing of our existing $500 million 6 7/8 percent senior notes due 2020. We cannot make any assurance, however, that any refinancing will be completed.
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
Senior Credit Facility — Other Terms and Conditions. Our senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA, as defined in the senior credit facility agreement), and consolidated interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined in the senior credit facility agreement) at the end of each period indicated. Failure to maintain these ratios will result in a default under our senior credit facility. The financial ratios required under the amended and restated senior credit facility (or the predecessor facility, as applicable) and the actual ratios we achieved for the first quarter of 2016, are as follows:

	March 31, 2016
	Required	Actual
Leverage Ratio (maximum)	3.50	1.54
Interest Coverage Ratio (minimum)	2.75	13.90
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
As of March 31, 2016, we were in compliance with all the financial covenants and operational restrictions of the senior credit facility. Our senior credit facility does not contain any terms that could accelerate payment of the facility or affect pricing under the facility as a result of a credit rating agency downgrade.
Senior Notes. As of March 31, 2016, our outstanding senior notes also included $225 million of 5 3/8 percent senior notes due December 15, 2024 which consisted of $221 million net carrying amount including a $4 million debt issuance cost and $500 million of 6 7/8 percent senior notes due December 15, 2020 which consisted of $494 million net carrying amount including a $6 million debt issuance cost. Under the indentures governing the notes, we are permitted to redeem some or all of the remaining senior notes at specified prices that decline to par over a specified period, (a) on or after December 15, 2019, in the case of the senior notes due 2024, and (b) on or after December 15, 2015, in the case of the senior notes due 2020. In addition, the notes may also be redeemed at a price generally equal to 100 percent of the principal amount thereof plus a premium based on the present values of the remaining payments due to the note holders. Further, the indentures governing the notes also permit us to redeem up to 35 percent of the senior notes due 2024, with the proceeds of certain equity offerings completed on or before December 15, 2017. If we sell certain of our assets or experience specified kinds of changes in control, we must offer to repurchase the notes due 2024 and 2020 at 101 percent of the principal amount thereof plus accrued and unpaid interest.

Our senior notes require that, as a condition precedent to incurring certain types of indebtedness not otherwise permitted, our consolidated fixed charge coverage ratio, as calculated on a pro forma basis, be greater than 2.00. The indentures also contain restrictions on our operations, including limitations on: (i) incurring additional indebtedness or liens; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; (v) asset sales and (vi) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee these notes on a joint and several basis. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. As of March 31, 2016, we were in compliance with the covenants and restrictions of these indentures.
Accounts Receivable Securitization. We securitize some of our accounts receivable on a limited recourse basis in the U.S. and Europe. As servicer under these accounts receivable securitization programs, we are responsible for performing all accounts receivable administration functions for these securitized financial assets including collections and processing of customer invoice adjustments. In the U.S., we have an accounts receivable securitization program with three commercial banks comprised of a first priority facility and a second priority facility. We securitize original equipment and aftermarket receivables on a daily basis under the bank program. In March 2015, the U.S. program was amended and extended to April 30, 2017. The first priority facility provides financing of up to $130 million and the second priority facility, which is subordinated to the first priority facility, provides up to an additional $50 million of financing. Both facilities monetize accounts receivable generated in the U.S. that meet certain eligibility requirements. The second priority facility also monetizes certain accounts receivable generated in the U.S. that would otherwise be ineligible under the first priority securitization facility. The amount of outstanding third-party investments in our securitized accounts receivable under the U.S. program was $30 million at both March 31, 2016 and December 31, 2015.
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
We also securitize receivables in our European operations with regional banks in Europe under various separate facilities. The commitments for these arrangements are generally for one year, but some may be canceled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon notification. The amount of outstanding third-party investments in our securitized accounts receivable in Europe was $208 million and $174 million at March 31, 2016 and December 31, 2015, respectively.
If we were not able to securitize receivables under either the U.S. or European securitization programs, our borrowings under our revolving credit agreement might increase. These accounts receivable securitization programs provide us with access to cash at costs that are generally favorable to alternative sources of financing, and allow us to reduce borrowings under our revolving credit agreement.
In our U.S. accounts receivable securitization programs, we transfer a partial interest in a pool of receivables and the interest that we retain is subordinate to the transferred interest. Accordingly, we account for our U.S. securitization program as a secured borrowing. In our European programs, we transfer accounts receivables in their entirety to the acquiring entities and satisfy all of the conditions established under ASC Topic 860, “Transfers and Servicing,” to report the transfer of financial assets in their entirety as a sale. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under our European securitization programs approximates the fair value of such receivables. We recognized $1 million interest expense and less than $1 million in the three month periods ended March 31, 2016 and 2015, respectively, relating to our U.S. securitization program. In addition, we recognized a loss of $1 million in each of the three month periods ended March 31, 2016 and 2015, on the sale of trade accounts receivable in our European accounts receivable securitization programs, representing the discount from book values at which these receivables were sold to our banks. The discount rate varies based on funding costs incurred by our banks. The discount rate varies based on funding costs incurred by our banks, which averaged approximately two percent during the first three months of both 2016 and 2015.
Financial Instruments. One of our European subsidiaries receives payment from one of its customers whereby the accounts receivable are satisfied through the early delivery of financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets. Such financial instruments held by our European subsidiary totaled zero and less than $1 million as of March 31, 2016 and December 31, 2015, respectively.

In certain instances, several of our Chinese subsidiaries receive payment from customers through the receipt of financial instruments on the date the customer payments are due. Several of our Chinese subsidiaries also satisfy vendor payments through the delivery of financial instruments on the date the payments are due. Financial instruments issued to satisfy vendor payables and not redeemed totaled $23 million and $15 million at March 31, 2016 and December 31, 2015, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $5 million and $8 million at March 31, 2016 and December 31, 2015, respectively. We classify financial instruments received from our customers as other current assets if issued by a financial institution of our customers or as customer notes and accounts, if issued by our customer. We classified $5 million and $8 million in other current assets at March 31, 2016 and December 31, 2015, respectively.
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
Supply Chain Financing. Certain of our suppliers in the U.S. participate in a supply chain financing program under which they securitize their accounts receivables from Tenneco. Financial institutions participate in the supply chain financing program on an uncommitted basis and can cease purchasing receivables from Tenneco's suppliers at any time. If the financial institution did not continue to purchase receivables from Tenneco's suppliers under this program, the participating vendors may have a need to renegotiate their payment terms with Tenneco which in turn would cause our borrowings under our revolving credit facility to increase.
Capital Requirements. We believe that cash flows from operations, combined with our cash on hand, subject to any applicable withholding taxes upon repatriation of cash balances from our foreign operations where most of our cash balances are located, and available borrowing capacity described above, assuming that we maintain compliance with the financial covenants and other requirements of our senior credit facility agreement, will be sufficient to meet our future capital requirements, including debt amortization, capital expenditures, pension contributions, and other operational requirements, for the following year. Our ability to meet the financial covenants depends upon a number of operational and economic factors, many of which are beyond our control. In the event that we are unable to meet these financial covenants, we would consider several options to meet our cash flow needs. Such actions include additional restructuring initiatives and other cost reductions, sales of assets, reductions to working capital and capital spending, issuance of equity and other alternatives to enhance our financial and operating position. Should we be required to implement any of these actions to meet our cash flow needs, we believe we can do so in a reasonable time frame.

Derivative Financial Instruments
Foreign Currency Exchange Rate Risk
When foreign currency exchange rate risk cannot be managed by operational strategies, we use derivative financial instruments, principally foreign currency forward purchase and sale contracts with terms of less than one year, to hedge our exposure to changes in foreign currency exchange rates. Our primary exposure to changes in foreign currency rates results from intercompany loans made between affiliates to minimize the need for borrowings from third parties. Additionally, we enter into foreign currency forward purchase and sale contracts to mitigate our exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables. We manage counter-party credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements. We do not enter into derivative financial instruments for speculative purposes.
In managing our foreign currency exposures, we identify and aggregate existing offsetting positions and then hedge residual exposures through third-party derivative contracts. The fair value of our foreign currency forward contracts was a net liability position of $1 million at March 31, 2016 and is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. The following table summarizes by major currency the notional amounts for our foreign currency forward purchase and sale contracts as of March 31, 2016. All contracts in the following table mature in 2016.

		March 31, 2016
		Notional Amount in Foreign Currency
		(Millions)
Australian dollars	—Purchase	1
British pounds	—Purchase	39
	—Sell	(39)
Canadian dollars	—Sell	(2)
European euro	—Purchase	19
	—Sell	(41)
South African rand	—Purchase	70
	—Sell	(200)
Japanese yen	—Purchase	400
	—Sell	(416)
U.S. dollars	—Purchase	105
	—Sell	(70)
Interest Rate Risk
Our financial instruments that are sensitive to market risk for changes in interest rates are primarily our debt securities. We use our revolving credit facility to finance our short-term and long-term capital requirements. We pay a current market rate of interest on these borrowings. Our long-term capital requirements have been financed with long-term debt with original maturity dates ranging from four to ten years. On March 31, 2016, we had $756 million in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed through December 2020, $225 million is fixed through December 2024, and the remainder is fixed from 2016 through 2025. We also have $570 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” earlier in this Management’s Discussion and Analysis.
We estimate that the fair value of our long-term debt at March 31, 2016 was about 102 percent of its book value. A one percentage point increase or decrease in interest rates related to our variable interest rate debt would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $7 million.

Environmental Matters, Legal Proceedings and Product Warranties
Note 7 in our notes to condensed consolidated financial statements located in Part I Item 1 of this Form 10-Q is incorporated herein for reference.
We expect to continue to incur legal and related costs in 2016 pertaining to the ongoing antitrust investigation. Such costs may not be evenly distributed throughout the year.
Tenneco 401(K) Retirement Savings Plan
Effective January 1, 2012, the Tenneco Employee Stock Ownership Plan for Hourly Employees and the Tenneco Employee Stock Ownership Plan for Salaried Employees were merged into one plan called the Tenneco 401(k) Retirement Savings Plan (the “Retirement Savings Plan”). Under the plan, subject to limitations in the Internal Revenue Code, participants may elect to defer up to 75 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We match 100 percent of an employee's contributions up to three percent of the employee's salary and 50 percent of an employee's contributions that are between three percent and five percent of the employee's salary. In connection with freezing the defined benefit pension plans for nearly all U.S. based salaried and non-union hourly employees effective December 31, 2006, and the related replacement of those defined benefit plans with defined contribution plans, we are making additional contributions to the Retirement Savings Plan. We recorded expense for these contributions of approximately $7 million for each of the three month periods ended March 31, 2016 and 2015. Matching contributions vest immediately. Defined benefit replacement contributions fully vest on the employee’s third anniversary of employment.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1A.RISK FACTORS
We are exposed to certain risks and uncertainties that could have a material adverse impact on our business, financial condition and operating results. Except for the update of the following risk factor, there have been no other material changes to the Risk Factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
We are subject to, and could be further subject to, investigations by antitrust regulators and related lawsuits by other third parties. Developments in these investigations and related lawsuits could have a material adverse effect on our consolidated financial position, results of operations or liquidity.
We are subject to a variety of laws and regulations that govern our business both in the United States and internationally, including antitrust laws. Violations of antitrust laws can result in significant penalties being imposed by antitrust authorities. Costs, charges and liabilities arising out of or related to these investigations and related lawsuits can also be significant.
Antitrust authorities in various jurisdictions are investigating possible violations of antitrust laws by multiple automotive parts suppliers, including Tenneco. In addition, Tenneco and certain of its competitors are currently subject to civil putative class action lawsuits in the U.S., which allege anti-competitive conduct related to the activities subject to these investigations. More related lawsuits may be filed, including in other jurisdictions. Antitrust law investigations and related lawsuits often continue for several years and can result in significant penalties and liability. At this point, we cannot estimate the ultimate impact on our company from investigations into our antitrust compliance and related lawsuits. In light of the uncertainties and many variables involved in such investigations and related lawsuits, we cannot assure you that the ultimate resolution of these and other investigations and related lawsuits will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) Not applicable.
(c) Purchase of equity securities by the issuer and affiliated purchasers. The following table provides information relating to our purchase of shares of our common stock in the first quarter of 2016. These purchases reflect shares withheld upon vesting of restricted stock for minimum tax withholding obligations as well as shares repurchased through our share repurchase program. We generally intend to continue to satisfy statutory minimum tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares.
In January 2015, our Board of Directors approved a share repurchase program, authorizing our company to repurchase up to $350 million of our outstanding common stock over a three-year period. This repurchase program does not obligate Tenneco to make repurchases at any specific time or situation and is part of our overall capital allocation strategy. In October 2015, our Board of Directors expanded our company's share repurchase plan, authorizing the repurchase of an additional $200 million of our company's outstanding common stock. This authorization is in addition to the $350 million share repurchase program our company announced in January 2015. We repurchased 360,000 shares for $16 million through this program in the three months ended March 31, 2016. Since we announced the current share repurchase program in January 2015, we have repurchased 4.6 million shares for $229 million through March 31, 2016 and anticipate completing the remaining share repurchase authorization of $321 million by the end of 2017.

Period	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares That May Yet be Purchased Under These Plans or Programs (Millions)
January 2016	291	$41.42	—	$337,222,953
February 2016	355,401	$44.34	324,000	322,628,913
March 2016	36,000	$45.52	36,000	320,990,193
Total	391,692	$44.44	360,000	$320,990,193

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, Tenneco Inc. has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TENNECO INC.

By:	/S/ KENNETH R. TRAMMELL
Kenneth R. Trammell
Executive Vice President and Chief Financial Officer
Dated: May 6, 2016

INDEX TO EXHIBITS
TO
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2016

Exhibit Number		Description
*10.1	—	Omnibus Amendment No. 6 to Receivables Sale Agreements and Amendment No. 6 to Third Amended and Restated Receivables Purchase Agreement, dated March 1, 2016.

*10.2	—	Amendment No. 7 to SLOT Receivables Purchase Agreement, dated as of March 1, 2016.

*10.3	—	Form of Restricted Stock Award Agreement for non-employee directors under the Tenneco Inc. 2006 Long-Term Incentive Plan (awards after January 2016).

*12	—	Computation of Ratio of Earnings to Fixed Charges.

*15.1	—	Letter of PricewaterhouseCoopers LLP regarding interim financial information.

*31.1	—	Certification of Gregg M. Sherrill under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Kenneth R. Trammell under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of Gregg M. Sherrill and Kenneth R. Trammell under Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	—	XBRL Instance Document.

*101.SCH	—	XBRL Taxonomy Extension Schema Document.

*101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.