Form 10-Q
period 2016-06-30
TENNECO INC
filed 2016-08-05
CIK 1024725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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
Common Stock, par value $0.01 per share: 56,589,889 shares outstanding as of July 29, 2016.

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
FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS (UNAUDITED)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Tenneco Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Tenneco Inc. and its subsidiaries as of June 30, 2016, and the related condensed consolidated statements of income, comprehensive income, and cash flows for the three and six month periods ended June 30, 2016 and 2015 and changes in shareholders' equity for the six months ended June 30, 2016 and 2015. These interim financial statements are the responsibility of the Company’s management.
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
August 5, 2016

The “Report of Independent Registered Public Accounting Firm” included above is not a “report” or “part of a Registration Statement” prepared or certified by an independent accountant within the meaning of Sections 7 and 11 of the Securities Act of 1933, and the accountants’ Section 11 liability does not extend to such report.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
	(Millions Except Share and Per Share Amounts)
Revenues
Net sales and operating revenues	$2,212	$2,130	$4,348	$4,153

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	1,810	1,764	3,580	3,450
Engineering, research, and development	37	38	76	79
Selling, general, and administrative	134	121	281	246
Depreciation and amortization of other intangibles	52	51	106	101
	2,033	1,974	4,043	3,876
Other expense
Loss on sale of receivables	(1)	(1)	(2)	(2)
Other	(1)	—	(2)	—
	(2)	(1)	(4)	(2)
Earnings before interest expense, income taxes, and noncontrolling interests	177	155	301	275
Interest expense	34	17	52	33
Earnings before income taxes and noncontrolling interests	143	138	249	242
Income tax expense	40	47	74	88
Net income	103	91	175	154
Less: Net income attributable to noncontrolling interests	17	13	32	27
Net income attributable to Tenneco Inc.	$86	$78	$143	$127
Earnings per share
Weighted average shares of common stock outstanding —
Basic	56,873,353	60,829,125	56,991,568	60,929,839
Diluted	57,331,749	61,363,702	57,391,932	61,488,915
Basic earnings per share of common stock	$1.51	$1.27	2.50	2.08
Diluted earnings per share of common stock	$1.49	$1.26	2.49	2.06
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of income.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30, 2016
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	(Millions)
Net Income		$86		$17		$103
Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance April 1	$(274)		$—		$(274)
Translation of foreign currency statements	(20)	(20)	(2)	(2)	(22)	(22)
Balance June 30	(294)		(2)		(296)
Additional Liability for Pension and Postretirement Benefits
Balance April 1	(364)		—		(364)
Additional Liability for Pension and Postretirement Benefits, net of tax	3	3	—	—	3	3
Balance June 30	(361)		—		(361)
Balance June 30	$(655)		$(2)		$(657)
Other Comprehensive Loss		(17)		(2)		(19)
Comprehensive Income		$69		$15		$84
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

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Six Months Ended June 30, 2016
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	(Millions)
Net Income		$143		$32		$175
Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$(297)		$(1)		$(298)
Translation of foreign currency statements	3	3	(1)	(1)	2	2
Balance June 30	(294)		(2)		(296)
Additional Liability for Pension and Postretirement Benefits
Balance January 1	(368)		—		(368)
Additional Liability for Pension and Postretirement Benefits, net of tax	7	7	—	—	7	7
Balance June 30	(361)		—		(361)
Balance June 30	$(655)		$(2)		$(657)
Other Comprehensive Income (Loss)		10		(1)		9
Comprehensive Income		$153		$31		$184
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

TENNECO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2016	December 31, 2015
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$311	$287
Restricted cash	3	1
Receivables —
Customer notes and accounts, net	1,263	1,102
Other	24	10
Inventories —
Finished goods	295	257
Work in process	244	233
Raw materials	138	135
Materials and supplies	61	57

Prepayments and other	265	229
Total current assets	2,604	2,311
Other assets:
Long-term receivables, net	11	13
Goodwill	58	60
Intangibles, net	21	22
Deferred income taxes	204	218
Other	99	100
	393	413
Plant, property, and equipment, at cost	3,498	3,418
Less — Accumulated depreciation and amortization	(2,219)	(2,175)
	1,279	1,243
Total Assets	$4,276	$3,967
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)	$78	$86
Accounts payable	1,438	1,376
Accrued taxes	46	37
Accrued interest	4	4
Accrued liabilities	264	250
Other	33	41
Total current liabilities	1,863	1,794
Long-term debt	1,282	1,124
Deferred income taxes	9	7
Postretirement benefits	305	318
Deferred credits and other liabilities	193	206
Commitments and contingencies
Total liabilities	3,652	3,449
Redeemable noncontrolling interests	28	43
Tenneco Inc. Shareholders’ equity:
Common stock	1	1
Premium on common stock and other capital surplus	3,093	3,081
Accumulated other comprehensive loss	(655)	(665)
Retained earnings (accumulated deficit)	(1,305)	(1,448)
	1,134	969
Less — Shares held as treasury stock, at cost	593	536
Total Tenneco Inc. shareholders’ equity	541	433
Noncontrolling interests	55	42
Total equity	596	475
Total liabilities, redeemable noncontrolling interests and equity	$4,276	$3,967
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
	(Millions)

Operating Activities
Net income	$103	$91	$175	$154
Adjustments to reconcile net income to cash provided by operating activities —
Depreciation and amortization of other intangibles	52	51	106	101
Deferred income taxes	10	(7)	13	(13)
Stock-based compensation	3	3	10	9
Loss on sale of assets	1	1	1	1
Changes in components of working capital —
(Increase) decrease in receivables	(19)	(26)	(179)	(220)
(Increase) decrease in inventories	2	13	(49)	(46)
(Increase) decrease in prepayments and other current assets	(16)	4	(35)	(3)
Increase (decrease) in payables	6	(14)	62	63
Increase (decrease) in accrued taxes	(6)	10	9	22
Increase (decrease) in accrued interest	(12)	(12)	—	1
Increase (decrease) in other current liabilities	—	20	(17)	18
Changes in long-term assets	1	(1)	4	1
Changes in long-term liabilities	3	1	(2)	(2)
Other	1	(2)	2	(4)
Net cash provided by operating activities	129	132	100	82
Investing Activities
Proceeds from sale of assets	2	1	3	2
Cash payments for plant, property, and equipment	(71)	(73)	(139)	(150)
Cash payments for software related intangible assets	(3)	(3)	(9)	(8)
Changes in restricted cash	(1)	(2)	(2)	1
Net cash used by investing activities	(73)	(77)	(147)	(155)
Financing Activities
Issuance of common shares	6	5	4	5
Tax benefit from stock-based compensation	1	3	1	6
Retirement of long-term debt	(344)	(17)	(348)	(21)
Issuance of long-term debt	501	—	506	—
Debt issuance cost of long-term debt	(8)	(1)	(8)	(1)
Purchase of common stock under the share repurchase program	(41)	(33)	(57)	(44)
Net increase (decrease) in bank overdrafts	(2)	(3)	5	(11)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivable	(168)	(26)	25	85
Net increase (decrease) in short-term borrowings secured by accounts receivable	(30)	—	(30)	50
Distributions to noncontrolling interest partners	(27)	(22)	(27)	(22)
Net cash provided (used) by financing activities	(112)	(94)	71	47
Effect of foreign exchange rate changes on cash and cash equivalents	(7)	1	—	(6)
Increase (decrease) in cash and cash equivalents	(63)	(38)	24	(32)
Cash and cash equivalents, April 1 and January 1, respectively	374	288	287	282
Cash and cash equivalents, June 30 (Note)	$311	$250	$311	$250
Supplemental Cash Flow Information
Cash paid during the period for interest (net of interest capitalized)	$42	$29	$48	$33
Cash paid during the period for income taxes (net of refunds)	37	35	58	35
Non-cash Investing and Financing Activities
Period end balance of trade payables for plant, property, and equipment	$35	$41	$35	$41

Note: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of cash flows.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Six Months Ended June 30,
	2016		2015
	Shares	Amount	Shares	Amount
	(Millions Except Share Amounts)
Tenneco Inc. Shareholders:
Common Stock
Balance January 1	65,067,132	$1	64,454,248	$1
Issued pursuant to benefit plans	314,202	—	301,787	—
Stock options exercised	205,166	—	238,741	—
Balance June 30	65,586,500	1	64,994,776	1
Premium on Common Stock and Other Capital Surplus
Balance January 1		3,081		3,059
Premium on common stock issued pursuant to benefit plans		12		15
Balance June 30		3,093		3,074
Accumulated Other Comprehensive Loss
Balance January 1		(665)		(545)
Other comprehensive income (loss)		10		(45)
Balance June 30		(655)		(590)
Retained Earnings (Accumulated Deficit)
Balance January 1		(1,448)		(1,695)
Net income attributable to Tenneco Inc.		143		127
Balance June 30		(1,305)		(1,568)
Less — Common Stock Held as Treasury Stock, at Cost
Balance January 1	7,473,325	536	3,244,692	323
Purchase of common stock through stock repurchase program	1,132,805	57	748,000	44
Balance June 30	8,606,130	593	3,992,692	367
Total Tenneco Inc. shareholders’ equity		$541		$550
Noncontrolling Interests:
Balance January 1		$42		$41
Net income		14		12
Other comprehensive loss		(1)		—
Balance June 30		$55		$41
Total equity		$596		$591
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
Accounts Payable
Accounts payable included $117 million and $93 million at June 30, 2016 and December 31, 2015, respectively, for accrued compensation and $21 million and $17 million at June 30, 2016 and December 31, 2015, respectively, for bank overdrafts at our European subsidiaries.

(2)	Financial Instruments
The net carrying and estimated fair values of our financial instruments by class at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016		December 31, 2015
	Net Carrying Amount	Fair Value	Net Carrying Amount	Fair Value
	(Millions)
Long-term debt (including current maturities)	$1,284	$1,320	$1,125	$1,160
Instruments with off-balance sheet risk:
Foreign exchange forward contracts:
Asset (Liability) derivative contracts	4	4	1	1
Asset and Liability Instruments — The fair value of cash and cash equivalents, short and long-term receivables, accounts payable, and short-term debt was considered to be the same as or was not determined to be materially different from the carrying amount.
Long-term Debt — The fair value of our public fixed rate senior notes is based on quoted market prices (level 1). The fair value of our private borrowings under our senior credit facility and other long-term debt instruments is based on the market value of debt with similar maturities, interest rates and risk characteristics (level 2). The fair value of our level 1 debt, as classified in the fair value hierarchy, was $921 million and $748 million at June 30, 2016 and December 31, 2015, respectively. We have classified $385 million and $390 million as level 2 in the fair value hierarchy at June 30, 2016 and December 31, 2015, respectively, since we utilize valuation inputs that are observable both directly and indirectly. We classified the remaining $14 million and $22 million, consisting of foreign subsidiary debt, as level 3 in the fair value hierarchy at June 30, 2016 and December 31, 2015, respectively.
The fair value hierarchy definition prioritizes the inputs used in measuring fair value into the following levels:

Level 1	—	Quoted prices in active markets for identical assets or liabilities.

Level 2	—	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

Level 3	—	Unobservable inputs based on our own assumptions.
Foreign Exchange Forward Contracts — When foreign currency exchange rate risk cannot be managed by operational strategies, we use derivative financial instruments, principally foreign currency forward purchase and sales contracts with terms of less than one year, to hedge our exposure to changes in foreign currency exchange rates. Our primary exposure to changes in foreign currency rates results from intercompany loans and accounts receivable and payable in nonfunctional currencies made between affiliates to minimize the need for borrowings from third parties. Additionally, we enter into foreign currency forward purchase and sale contracts to mitigate our exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables. We manage counter-party credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements. We do not enter into derivative financial instruments for speculative purposes. The fair value of our foreign currency forward contracts is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. We record the change in fair value of these foreign exchange forward contracts as part of currency gains (losses) within cost of sales in the condensed consolidated statements of income. The fair value of foreign exchange forward contracts are recorded in prepayments and other current assets or other current liabilities in the condensed consolidated balance sheet. The fair value of our foreign exchange forward contracts was a net asset position of $4 million and $1 million at June 30, 2016 and December 31, 2015, respectively.
The following table summarizes by major currency the notional amounts for foreign currency forward purchase and sale contracts as of June 30, 2016 (all of which mature in 2016):

		Notional Amount in Foreign Currency
		(Millions)
Australian dollars	—Purchase	2
British pounds	—Purchase	20
	—Sell	(39)
Canadian dollars	—Sell	(2)
European euro	—Purchase	28
	—Sell	(91)
Japanese yen	—Purchase	240
	—Sell	(401)
Mexican peso	—Purchase	320
South African rand	—Purchase	141
	—Sell	(185)
U.S. dollars	—Purchase	164
	—Sell	(77)
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
We have two performance guarantee agreements in the U.K. between Tenneco Management (Europe) Limited (“TMEL”) and the two Walker Group Retirement Plans, the Walker Group Employee Benefit Plan and the Walker Group Executive Retirement Benefit Plan (the “Walker Plans”), whereby TMEL will guarantee the payment of all current and future pension contributions in the event of a payment default by the sponsoring or participating employers of the Walker Plans. The Walker Plans are comprised of employees from Tenneco Walker (U.K.) Limited and our Futaba-Tenneco U.K. joint venture. Employer contributions are funded by both Tenneco Walker (U.K.) Limited, as the sponsoring employer and Futaba-Tenneco U.K., as a participating employer. The performance guarantee agreements are expected to remain in effect until all pension obligations for the Walker Plans’ sponsoring and participating employers have been satisfied. The maximum amount payable for these pension performance guarantees that is not attributable to Tenneco is approximately $9 million as of June 30, 2016 which is determined by taking 105 percent of the liability of the Walker Plans calculated under section 179 of the U.K. Pension Act of 2004 offset by plan assets multiplied by the ownership percent attributable to Futaba-Tenneco U.K. We did not record an additional liability for this performance guarantee since Tenneco Walker (U.K.) Limited, as the sponsoring employer of the Walker Plans, already recognizes 100 percent of the pension obligation calculated based on U.S. GAAP, for all of the Walker Plans’ participating employers on its balance sheet, which was $8 million and $11 million at June 30, 2016 and December 31, 2015, respectively. At

June 30, 2016, all pension contributions under the Walker Plans were current for all of the Walker Plans’ sponsoring and participating employers.
In June 2011, we entered into an indemnity agreement between TMEL and Futaba Industrial Co. Ltd. which requires Futaba to indemnify TMEL for any cost, loss or liability which TMEL may incur under the performance guarantee agreements relating to the Futaba-Tenneco U.K. joint venture. The maximum amount reimbursable by Futaba to TMEL under this indemnity agreement is equal to the amount incurred by TMEL under the performance guarantee agreements multiplied by Futaba’s shareholder ownership percentage of the Futaba-Tenneco U.K. joint venture. At June 30, 2016, the maximum amount reimbursable by Futaba to TMEL is approximately $9 million.
We have issued guarantees through letters of credit in connection with some obligations of our affiliates. As of June 30, 2016, we have guaranteed $32 million in letters of credit to support some of our subsidiaries’ insurance arrangements, foreign employee benefit programs, environmental remediation activities and cash management and capital requirements.
Financial Instruments — One of our European subsidiaries receives payment from one of its customers whereby the accounts receivable are satisfied through the delivery of negotiable financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets. Such financial instruments held by our European subsidiary totaled zero and less than $1 million at June 30, 2016 and December 31, 2015, respectively.
In certain instances, several of our Chinese subsidiaries receive payments from customers through the receipt of financial instruments on the date the customer payments are due. Several of our Chinese subsidiaries also satisfy vendor payments through the delivery of financial instruments on the date the payments are due. Financial instruments issued to satisfy vendor payables and not redeemed totaled $27 million and $15 million at June 30, 2016 and December 31, 2015, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $13 million and $8 million at June 30, 2016 and December 31, 2015, respectively. We classify financial instruments received from our customers as other current assets if issued by a financial institution of our customers or as customer notes and accounts, net if issued by our customer. We classified $13 million and $8 million in other current assets at June 30, 2016 and December 31, 2015, respectively.
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
Supply Chain Financing — Certain of our suppliers in the U.S. participate in a supply chain financing program under which they securitize their accounts receivables from Tenneco. The financial institution that participates in the supply chain financing program does so on an uncommitted basis and can cease purchasing receivables from Tenneco's suppliers at any time. If the financial institution did not continue to purchase receivables from Tenneco's suppliers under this program, the participating vendors may have a need to renegotiate their payment terms with Tenneco which in turn would cause our borrowings under our revolving credit facility to increase.
Restricted Cash - Some of our Chinese subsidiaries that issue their own financial instruments to pay vendors are required to maintain a cash balance if they exceed credit limits with the financial institution that guarantees the financial instruments. A restricted cash balance was required at those Chinese subsidiaries for $3 million and $1 million at June 30, 2016 and December 31, 2015, respectively.

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
As of June 30, 2016, the senior credit facility provides us with a total revolving credit facility size of $1,200 million and had a $278 million balance outstanding under the Tranche A Term Facility, both of which will mature on December 8, 2019. Net carrying amount for the balance outstanding under the Tranche A Term Facility including a $2 million debt issuance cost was $276 million as of June 30, 2016. Funds may be borrowed, repaid and re-borrowed under the revolving credit facility without premium or penalty (subject to any customary LIBOR breakage fees). The revolving credit facility is reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit.

Outstanding letters of credit reduce our availability to borrow revolving loans under the facility. We are required to make quarterly principal payments under the Tranche A Term Facility of $3.75 million through December 31, 2016, $5.625 million beginning March 31, 2017 through December 31, 2017, $7.5 million beginning March 31, 2018 through September 30, 2019 and a final payment of $195 million is due on December 8, 2019. We have excluded the required payments, within the next twelve months, under the Tranche A Term Facility totaling $19 million from current liabilities as of June 30, 2016, because we have the intent and ability to refinance the obligations on a long-term basis by using our revolving credit facility.
The financial ratios required under the amended and restated senior credit facility, and the actual ratios we achieved for the two quarters of 2016, are as follows:

	Quarter Ended
	June 30, 2016		March 31, 2016
	Required	Actual	Required	Actual
Leverage Ratio (maximum)	3.50	1.45	3.50	1.54
Interest Coverage Ratio (minimum)	2.75	13.93	2.75	13.90
The senior credit facility includes a maximum leverage ratio covenant of 3.50 and a minimum interest coverage ratio of 2.75, in each case through December 8, 2019.
At June 30, 2016, of the $1,200 million available under the revolving credit facility, we had unused borrowing capacity of $1,093 million with $107 million in outstanding borrowings and no outstanding letters of credit. As of June 30, 2016, our outstanding debt also included (i) $278 million of a term loan which consisted of a $276 million net carrying amount including a $2 million debt issuance cost related to our Tranche A Term Facility which is subject to quarterly principal payments as described above through December 8, 2019, (ii) $225 million of notes which consisted of a $221 million net carrying amount including a $4 million debt issuance cost related to our 5 3/8 percent senior notes due December 15, 2024, (iii) $500 million of notes which consisted of a $492 million net carrying amount including a $8 million debt issuance cost related to our 5 percent senior notes due July 15, 2026 (which were issued on June 13, 2016), (iv) $175 million of notes which consisted of a $173 million net carrying amount including $2 million debt issuance cost related to our 6 7/8 percent senior notes due December 15, 2020, and (v) $91 million of other debt.
On June 6, 2016, we announced a cash tender offer to purchase our outstanding $500 million 6 7/8 percent senior notes due in 2020. We received tenders representing $325 million aggregate principal amount of the notes and, on June 13, 2016, we purchased the tendered notes at a price of 103.81 percent of the principal amount, plus accrued and unpaid interest. On July 13, 2016, we redeemed the remaining outstanding $175 million aggregate principal amount of the notes that were not purchased pursuant to the tender offer at a price of 103.438 percent of the principal amount, plus accrued and unpaid interest. We used the proceeds of the issuance of our 5 percent senior notes due 2026 to fund the purchase and redemption. The senior credit facility was used to fund the fees and expenses of the tender offer and redemption.
We recorded $16 million of pre-tax interest charges in June 2016 related to the repurchase and redemption of our 6 7/8 percent senior notes due in 2020 and the write-off of deferred debt issuance costs relating to those notes.

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
We reported income tax expense of $40 million and $47 million in the three month periods ended June 30, 2016 and 2015, respectively. The tax expense recorded in the second quarter of 2016 included a net tax expense of $2 million primarily relating to tax adjustments to uncertain tax positions, prior year intercompany transactions and prior year income tax estimates. The tax expense recorded in the second quarter of 2015 included a net tax expense of $2 million primarily relating to changes to uncertain tax positions and prior year income tax estimates.
We reported income tax expense of $74 million and $88 million in the six month periods ended June 30, 2016 and 2015, respectively. The tax expense recorded in the first six months of 2016 included a net tax benefit of $1 million primarily relating to tax adjustments to uncertain tax positions, prior year intercompany transactions and tax adjustments to prior year income tax estimates. The tax expense recorded in the first six months of 2015 included a net tax expense of $3 million primarily relating to prior year intercompany transactions and tax adjustments to prior year income tax estimates.
We believe it is reasonably possible that up to $10 million in unrecognized tax benefits related to the expiration of foreign statute of limitations and the conclusion of income tax examinations may be recognized within the next twelve months.

(5)	Accounts Receivable Securitization
We securitize some of our accounts receivable on a limited recourse basis in the U.S. and Europe. As servicer under these accounts receivable securitization programs, we are responsible for performing all accounts receivable administration functions for these securitized financial assets including collections and processing of customer invoice adjustments. In the U.S., we have an accounts receivable securitization program with three commercial banks comprised of a first priority facility and a second priority facility. We securitize original equipment and aftermarket receivables on a daily basis under the bank program. In March 2015, the U.S. program was amended and extended to April 30, 2017. The first priority facility provides financing of up to $130 million and the second priority facility, which is subordinated to the first priority facility, provides up to an additional $50 million of financing. Both facilities monetize accounts receivable generated in the U.S. that meet certain eligibility requirements, and the second priority facility also monetizes certain accounts receivable generated in the U.S. that would otherwise be ineligible under the first priority securitization facility. The amount of outstanding third-party investments in our securitized accounts receivable under the U.S. program was zero and $30 million at June 30, 2016 and December 31, 2015, respectively.
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
We also securitize receivables in our European operations with regional banks in Europe. The arrangements to securitize receivables in Europe are provided under six separate facilities provided by various financial institutions in each of the foreign jurisdictions. The commitments for these arrangements are generally for one year, but some may be canceled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon notification. The amount of outstanding third-party investments in our securitized accounts receivable in Europe was $222 million and $174 million at June 30, 2016 and December 31, 2015, respectively.
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
In our U.S. accounts receivable securitization programs, we transfer a partial interest in a pool of receivables and the interest that we retain is subordinate to the transferred interest. Accordingly, we account for our U.S. securitization program as a secured borrowing. In our European programs, we transfer accounts receivables in their entirety to the acquiring entities and satisfy all of the conditions established under ASC Topic 860, “Transfers and Servicing,” to report the transfer of financial assets in their entirety as a sale. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under our European securitization programs approximates the fair value of such receivables. We recognized less than $1 million interest expense in each of the three month periods ended June 30, 2016 and 2015, and $1 million in each of the six month periods ended June 30, 2016 and 2015, relating to our U.S. securitization program. In addition, we recognized a loss of $1 million in each of the three month periods ended June 30, 2016 and 2015, and $2 million in each of the six month periods ended June 30, 2016 and 2015, on the sale of trade accounts receivable in our European accounts receivable securitization programs, representing the discount from book values at which these receivables were sold to our banks. The discount rate varies based on funding costs incurred by our banks, which averaged approximately two percent during the first three months of both 2016 and 2015.

(6)	Restructuring and Other Charges
Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. For the full year 2015, we incurred $63 million in restructuring and related costs including asset write-downs of $10 million, primarily related to European cost reduction efforts, exiting the Marzocchi suspension business, headcount reductions in Australia and South America, and the closure of a JIT plant in Australia, of which $46 million was recorded in cost of sales, $11 million in SG&A, $1 million in engineering expense, $1 million in other expense and $4 million in depreciation and amortization expense. In the second quarter of 2016, we incurred $5 million in restructuring and related costs, primarily related to European cost reduction efforts and headcount reductions in South America, of which $3 million was recorded in cost of sales and $2 million in SG&A. In the second quarter of 2015, we incurred $7 million in restructuring and related costs, primarily related to European cost reduction efforts and headcount reductions in South America, of which $6 million was recorded in cost of sales and $1 million in SG&A. In the first six months of 2016, we incurred $19 million in restructuring and related costs including asset write-downs of $5 million, primarily related to European cost reduction efforts and headcount reductions in South America, of which $6 million was recorded in cost of sales, $8 million in SG&A, $2 million in other expense and $3 million in depreciation and amortization expense. In the first six months of 2015, we incurred $12 million in restructuring and related costs, primarily related to European cost reduction efforts, headcount reductions in South America and the closure of a JIT plant in Australia, of which $10 million was recorded in cost of sales and $2 million in SG&A.
Amounts related to activities that are part of our restructuring reserves are as follows:

	December 31, 2015 Restructuring Reserve	2016 Expenses	2016 Cash Payments	Impact of Exchange Rates	June 30, 2016 Restructuring Reserve
	(Millions)
Employee Severance, Termination Benefits and Other Related Costs	$30	13	(32)	1	$12
On January 31, 2013, we announced our intent to reduce structural costs in Europe by approximately $60 million annually. During the first quarter of 2016, we reached an annualized run rate on this cost reduction initiative of $49 million. With the disposition of the Gijon plant, which was completed at the end of the first quarter, the annualized rate will essentially reach our target of $55 million, at the current exchange rates. In the second quarter of 2016, we incurred $5 million in restructuring and related costs, of which $3 million was related to this initiative. In the first six months of 2016, we incurred $19 million in restructuring and related costs, of which $15 million was related to this initiative. While we are nearing the completion of this initiative, we expect to incur additional restructuring and related costs in 2016 due to certain ongoing matters. For example, we closed a plant in Gijon, Spain in 2013, but subsequently re-opened it in July 2014 with about half of its prior workforce after the employees' works council successfully filed suit challenging the closure decision. Pursuant to an agreement we entered into with employee representatives, we engaged in a sales process for the facility. In March of 2016, we signed an agreement to transfer ownership of the aftermarket shock absorber manufacturing facility in Gijon, Spain to German private equity fund Quantum Capital Partners A.G. (QCP). The transfer to QCP was effective March 31, 2016 and under a three year manufacturing agreement, QCP will also continue as a supplier to Tenneco.
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
Under the terms of our amended and restated senior credit agreement that took effect on December 8, 2014, we are allowed to exclude up to $150 million in the aggregate of all costs, expenses, fees, fines, penalties, judgments, legal settlements and other amounts associated with any restructuring, litigation, claim, proceeding or investigation related to or undertaken by us or any of our subsidiaries, together with any related provision for taxes, incurred after December 8, 2014 in the calculation of the financial covenant ratios required under our senior credit facility. As of June 30, 2016, we had excluded $67 million of allowable charges relating to restructuring initiatives against the $150 million available under the terms of the senior credit facility.

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
Environmental Matters
We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense costs related to an existing condition caused by past operations that do not contribute to current or future revenue generation. As of June 30, 2016, we have the obligation to remediate or contribute towards the remediation of certain sites, including one Federal Superfund site. At June 30, 2016, our aggregated estimated share of environmental remediation costs for all these sites on a discounted basis was approximately $15 million, of which $2 million is recorded in other current liabilities and $13 million is recorded in deferred credits and other liabilities in our condensed consolidated balance sheet. For those locations where the liability was discounted, the weighted average discount rate used was 1.7 percent. The undiscounted value of the estimated remediation costs was $16 million. Our expected payments of environmental remediation costs are estimated to be approximately $1 million in each year beginning 2016 through 2020 and $11 million in aggregate thereafter.
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

Below is a table that shows the activity in the warranty accrual accounts:

	Six Months Ended June 30,
	2016	2015
	(Millions)
Beginning Balance January 1,	$23	$26
Accruals related to product warranties	6	6
Reductions for payments made	(6)	(7)
Ending Balance June 30,	$23	$25

(8)	Earnings Per Share
Earnings per share of common stock outstanding were computed as follows:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
	(Millions Except Share and Per Share Amounts)
Basic earnings per share —
Net income attributable to Tenneco Inc.	$86	$78	$143	$127
Weighted Average shares of common stock outstanding	56,873,353	60,829,125	56,991,568	60,929,839
Earnings per share of common stock	$1.51	$1.27	$2.50	$2.08
Diluted earnings per share —
Net income attributable to Tenneco Inc.	$86	$78	$143	$127
Weighted Average shares of common stock outstanding	56,873,353	60,829,125	56,991,568	60,929,839
Effect of dilutive securities:
Restricted stock	134,084	108,266	93,947	97,009
Stock options	324,312	426,311	306,417	462,067
Weighted Average shares of common stock outstanding including dilutive securities	57,331,749	61,363,702	57,391,932	61,488,915
Earnings per share of common stock	$1.49	$1.26	$2.49	$2.06

Options to purchase 175,382 and 176,092 shares of common stock were outstanding as of June 30, 2016 and 2015, respectively, but not included in the computation of diluted earnings per share respectively, because the options were anti-dilutive.

(9)	Common Stock
Equity Plans — We have granted a variety of awards, including common stock, restricted stock, restricted stock units, performance units, stock appreciation rights (“SARs”), and stock options to our directors, officers, and employees.
Accounting Methods — We recorded compensation expense (net of taxes) of less than $1 million in each of the three month periods ended June 30, 2016 and 2015 and less than $1 million and $1 million in compensation expense for the six month periods ended June 30, 2016 and 2015, respectfully, related to nonqualified stock options as part of our selling, general and administrative expense. This had no impact on basic or diluted earnings per share for each of the three month periods ended June 30, 2016 and 2015 and a decrease of $0.01 and $0.02 in both basic and diluted earnings per share for the six month periods ended June 30, 2016 and 2015, respectively.
For employees eligible to retire at the grant date, we immediately expense stock options and restricted stock. If employees become eligible to retire during the vesting period, we immediately recognize any remaining expense associated with their stock options and restricted stock.
As of June 30, 2016, there was approximately $1 million of unrecognized compensation costs related to our stock option awards that we expect to recognize over a weighted average period of 0.5 years.
Compensation expense for restricted stock, restricted stock units, long-term performance units and SARs (net of taxes) was $3 million and $4 million for the three month periods ended June 30, 2016 and 2015, respectively, and $9 million and $10 million for the six month periods ended June 30, 2016 and 2015, respectively, and was recorded in selling, general, and administrative expense in our condensed consolidated statements of income.
Cash received from stock option exercises for the six month periods ended June 30, 2016 and 2015 was $4 million.
Stock options exercised in the first six months of 2016 and 2015 generated a tax benefit of $1 million and $6 million, respectively. We started to record this tax effect in the third quarter of 2013 when we began utilizing our federal and state NOLs.
Stock Options — The following table reflects the status and activity for all options to purchase common stock for the period indicated:

	Six Months Ended June 30, 2016
	Shares Under Option	Weighted Avg. Exercise Prices	Weighted Avg. Remaining Life in Years	Aggregate Intrinsic Value
				(Millions)
Outstanding Stock Options
Outstanding, January 1, 2016	1,144,719	$34.69	3.7	$19
Exercised	(19,192)	9.31		1
Outstanding, March 31, 2016	1,125,527	$35.12	3.5	$12
Forfeited	(788)	51.88
Exercised	(183,774)	23.07		5
Outstanding, June 30, 2016	940,965	$37.46	3.1	$14
There were no stock options granted in 2015 or 2016. The total fair value of shares vested from options that were granted prior to 2015 was $2 million and $4 million for the periods ended June 30, 2016 and 2015, respectively.

Restricted Stock — The following table reflects the status for all nonvested restricted shares for the period indicated:

	Six Months Ended June 30, 2016
	Shares	Weighted Avg. Grant Date Fair Value
Nonvested Restricted Shares
Nonvested balance at January 1, 2016	496,842	$51.65
Granted	347,398	35.98
Vested	(156,109)	46.50
Nonvested balance at March 31, 2016	688,131	$44.90
Vested	(20,221)	42.32
Forfeited	(32,192)	53.91
Nonvested balance at June 30, 2016	635,718	$44.42
The fair value of restricted stock grants is usually equal to the average of the high and low trading price of our stock on the date of grant. As of June 30, 2016, approximately $19 million of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of approximately 2.2 years. The total fair value of restricted shares vested was $8 million and $6 million at June 30, 2016 and 2015, respectively.
In January 2015, our Board of Directors approved a share repurchase program, authorizing our company to repurchase up to $350 million of our outstanding common stock over a three-year period. This repurchase program does not obligate Tenneco to make repurchases at any specific time or situation and is part of our overall capital allocation strategy. In October 2015, our Board of Directors expanded our company's share repurchase plan, authorizing the repurchase of an additional $200 million of our company's outstanding common stock. This authorization is in addition to the $350 million share repurchase program our company announced in January 2015. We repurchased 1.1 million shares for $57 million through this program in the six months ended June 30, 2016. Since we announced the current share repurchase program in January 2015, we have repurchased 5.4 million shares for $270 million through June 30, 2016.

Treasury stock shares including repurchased shares were 8,606,130 and 7,473,325 shares at June 30, 2016 and December 31, 2015, respectively.
Long-Term Performance Units, Restricted Stock Units and SARs — Long-term performance units, restricted stock units and SARs are paid in cash and recognized as a liability based upon their fair value. As of June 30, 2016, $25 million of total unrecognized compensation costs is expected to be recognized over a weighted-average period of approximately 1.2 years.

(10)	Pension Plans, Postretirement and Other Employee Benefits
Net periodic pension costs and postretirement benefit costs consist of the following components:

	Three Months Ended June 30,
	Pension				Postretirement
	2016		2015		2016	2015
	US	Foreign	US	Foreign	US	US
	(Millions)
Service cost — benefits earned during the period	$—	$2	$1	$2	$—	$—
Interest cost	5	3	4	5	2	3
Expected return on plan assets	(6)	(5)	(6)	(5)	—	—
Net amortization:
Actuarial loss	2	2	2	1	1	1
Prior service cost (credit)	—	—	—	—	—	(1)
Net pension and postretirement costs	$1	$2	$1	$3	$3	$3

	Six Months Ended June 30,
	Pension				Postretirement
	2016		2015		2016	2015
	US	Foreign	US	Foreign	US	US
	(Millions)
Service cost — benefits earned during the period	$—	$4	$1	$4	$—	$—
Interest cost	9	7	9	9	3	4
Expected return on plan assets	(12)	(10)	(12)	(10)	—	—
Net amortization:
Actuarial loss	4	4	4	3	2	2
Prior service cost (credit)	—	—	—	—	—	(2)
Net pension and postretirement costs	$1	$5	$2	$6	$5	$4

For the six months ended June 30, 2016, we made pension contributions of $1 million and $7 million for our domestic and foreign pension plans, respectively. Based on current actuarial estimates, we believe we will be required to contribute approximately $36 million for the remainder of 2016, which includes estimated contributions for the pension buyout. Pension contributions beyond 2016 will be required, but those amounts will vary based upon many factors including, for example, the performance of our pension fund investments during 2016.
In February 2016, the Company launched a voluntary program to buy out active employees and retirees who have earned benefits in the U.S. pension plans and announced that the program is expected to be completed by the end of 2016. We will record a non-cash charge at that time. Cash payments to those who elect to take the buyout will be made from pension plan assets.
We made postretirement contributions of approximately $4 million during the first six months of 2016. Based on current actuarial estimates, we believe we will be required to contribute approximately $5 million for the remainder of 2016.

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
Amounts recognized for pension and postretirement benefits in other comprehensive income for the three and six months ended June 30, 2016 and 2015 include the following components:

	Three Months Ended June 30,
	2016			2015
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before- Tax Amount	Tax Benefit	Net-of-Tax Amount
	(Millions)
Defined benefit pension and postretirement plans:
Amortization of prior service cost included in net periodic pension and postretirement cost	$—	$—	$—	$(1)	$—	$(1)
Amortization of actuarial loss included in net periodic pension and postretirement cost	5	(2)	3	4	(1)	3
Other comprehensive income – pension benefits	$5	$(2)	$3	$3	$(1)	$2

	Six Months Ended June 30,
	2016			2015
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before- Tax Amount	Tax Benefit	Net-of-Tax Amount
	(Millions)
Defined benefit pension and postretirement plans:
Amortization of prior service cost included in net periodic pension and postretirement cost	$—	$—	$—	$(2)	$—	$(2)
Amortization of actuarial loss included in net periodic pension and postretirement cost	10	(3)	7	9	(2)	7
Other comprehensive income – pension benefits	$10	$(3)	$7	$7	$(2)	$5

(11)	New Accounting Pronouncements
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

The following table summarizes certain Tenneco Inc. segment information:

	Clean Air Division			Ride Performance Division
	North America	Europe, South America & India	Asia Pacific	North America	Europe, South America & India	Asia Pacific	Other	Reclass & Elims	Total
	(Millions)
At June 30, 2016 and for the Three Months Ended June 30, 2016
Revenues from external customers	$771	$528	$253	$323	$276	$61	$—	$—	$2,212
Intersegment revenues	3	25	—	2	8	11	—	(49)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	66	29	39	48	12	12	(29)	—	177
Total assets	1,353	791	573	778	511	236	—	34	4,276
At June 30, 2015 and for the Three Months Ended June 30, 2015
Revenues from external customers	746	471	244	360	252	57	—	—	2,130
Intersegment revenues	3	25	—	3	9	12	—	(52)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	67	12	28	51	12	8	(23)	—	155
Total assets	1,283	830	566	752	510	227	—	33	4,201
At June 30, 2016 and for the Six Months Ended June 30, 2016
Revenues from external customers	$1,536	$1,011	$520	$646	$513	$122	$—	$—	$4,348
Intersegment revenues	6	47	—	4	15	23	—	(95)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	128	45	72	90	8	23	(65)	—	301
Total assets	1,353	791	573	778	511	236	—	34	4,276
At June 30, 2015 and for the Six Months Ended June 30, 2015
Revenues from external customers	1,430	928	508	691	482	114	—	—	4,153
Intersegment revenues	7	52	—	5	15	25	—	(104)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	121	22	55	86	20	18	(47)	—	275
Total assets	1,283	830	566	752	510	227	—	33	4,201

(13)	Supplemental Guarantor Condensed Consolidating Financial Statements
Basis of Presentation
Substantially all of our existing and future material domestic 100% owned subsidiaries (which are referred to as the Guarantor Subsidiaries) fully and unconditionally guarantee our senior notes due in 2020, 2024 and 2026 on a joint and several basis. However, a subsidiary’s guarantee may be released in certain customary circumstances such as a sale of the subsidiary or all or substantially all of its assets in accordance with the indenture applicable to the notes. The Guarantor Subsidiaries are combined in the presentation below.
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
Distributions
There are no significant restrictions on the ability of the Guarantor Subsidiaries to make distributions to us.

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30, 2016
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$1,005	$1,207	$—	$—	$2,212
Affiliated companies	128	196	—	(324)	—
	1,133	1,403	—	(324)	2,212
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	945	1,189	—	(324)	1,810
Engineering, research, and development	19	18	—	—	37
Selling, general, and administrative	58	75	1	—	134
Depreciation and amortization of other intangibles	21	31	—	—	52
	1,043	1,313	1	(324)	2,033
Other income (expense)
Loss on sale of receivables	(1)	—	—	—	(1)
Other income (expense)	7	7	—	(15)	(1)
	6	7	—	(15)	(2)
Earnings (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	96	97	(1)	(15)	177
Interest expense —
External (net of interest capitalized)	—	2	32	—	34
Affiliated companies (net of interest income)	(3)	2	1	—	—
Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	99	93	(34)	(15)	143
Income tax expense	24	16	—	—	40
Equity in net income (loss) from affiliated companies	60	—	120	(180)	—
Net income (loss)	135	77	86	(195)	103
Less: Net income attributable to noncontrolling interests	—	17	—	—	17
Net income (loss) attributable to Tenneco Inc.	$135	$60	$86	$(195)	$86
Comprehensive income (loss) attributable to Tenneco Inc.	$135	$60	$69	$(195)	$69

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30, 2015
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$984	$1,146	$—	$—	$2,130
Affiliated companies	105	143	—	(248)	—
	1,089	1,289	—	(248)	2,130
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	901	1,111	—	(248)	1,764
Engineering, research, and development	20	18	—	—	38
Selling, general, and administrative	50	71	—	—	121
Depreciation and amortization of other intangibles	22	29	—	—	51
	993	1,229	—	(248)	1,974
Other income (expense)
Loss on sale of receivables	(1)	—	—	—	(1)
Other income (expense)	31	(1)	—	(30)	—
	30	(1)	—	(30)	(1)
Earnings (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	126	59	—	(30)	155
Interest expense —
External (net of interest capitalized)	(1)	2	16	—	17
Affiliated companies (net of interest income)	20	(21)	1	—	—
Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	107	78	(17)	(30)	138
Income tax expense	43	4	—	—	47
Equity in net income (loss) from affiliated companies	59	—	95	(154)	—
Net income (loss)	123	74	78	(184)	91
Less: Net income attributable to noncontrolling interests	—	13	—	—	13
Net income (loss) attributable to Tenneco Inc.	$123	$61	$78	$(184)	$78
Comprehensive income (loss) attributable to Tenneco Inc.	$123	$61	$102	$(184)	$102

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Six Months Ended June 30, 2016
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$2,001	$2,347	$—	$—	$4,348
Affiliated companies	255	386	—	(641)	—
	2,256	2,733	—	(641)	4,348
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	1,894	2,327	—	(641)	3,580
Engineering, research, and development	39	37	—	—	76
Selling, general, and administrative	126	154	1	—	281
Depreciation and amortization of other intangibles	42	64	—	—	106
	2,101	2,582	1	(641)	4,043
Other income (expense)
Loss on sale of receivables	(1)	(1)	—	—	(2)
Other income (expense)	1	12	—	(15)	(2)
	—	11	—	(15)	(4)
Earnings (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	155	162	(1)	(15)	301
Interest expense —
External (net of interest capitalized)	—	2	50	—	52
Affiliated companies (net of interest income)	(6)	4	2	—	—
Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	161	156	(53)	(15)	249
Income tax expense	37	37	—	—	74
Equity in net income (loss) from affiliated companies	87	—	196	(283)	—
Net income (loss)	211	119	143	(298)	175
Less: Net income attributable to noncontrolling interests	—	32	—	—	32
Net income (loss) attributable to Tenneco Inc.	$211	$87	$143	$(298)	$143
Comprehensive income (loss) attributable to Tenneco Inc.	$211	$87	$153	$(298)	$153

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Six Months Ended June 30, 2015
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$1,881	$2,272	$—	$—	$4,153
Affiliated companies	211	288	—	(499)	—
	2,092	2,560	—	(499)	4,153
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	1,743	2,206	—	(499)	3,450
Engineering, research, and development	41	38	—	—	79
Selling, general, and administrative	96	148	2	—	246
Depreciation and amortization of other intangibles	44	57	—	—	101
	1,924	2,449	2	(499)	3,876
Other income (expense)
Loss on sale of receivables	(1)	(1)	—	—	(2)
Other income (expense)	27	3	—	(30)	—
	26	2	—	(30)	(2)
Earnings (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	194	113	(2)	(30)	275
Interest expense —
External (net of interest capitalized)	(1)	2	32	—	33
Affiliated companies (net of interest income)	37	(38)	1	—	—
Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	158	149	(35)	(30)	242
Income tax expense	61	27	—	—	88
Equity in net income (loss) from affiliated companies	89	—	162	(251)	—
Net income (loss)	186	122	127	(281)	154
Less: Net income attributable to noncontrolling interests	—	27	—	—	27
Net income (loss) attributable to Tenneco Inc.	$186	$95	$127	$(281)	$127
Comprehensive income (loss) attributable to Tenneco Inc.	$186	$95	$82	$(281)	$82

BALANCE SHEET

	June 30, 2016
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$2	$309	$—	$—	$311
Restricted cash	—	3	—	—	3
Receivables, net	504	1,432	—	(649)	1,287
Inventories	355	383	—	—	738
Prepayments and other	82	183	—	—	265
Total current assets	943	2,310	—	(649)	2,604
Other assets:
Investment in affiliated companies	1,233	—	1,120	(2,353)	—
Notes and advances receivable from affiliates	946	14,959	4,862	(20,767)	—
Long-term receivables, net	10	1	—	—	11
Goodwill	21	37	—	—	58
Intangibles, net	8	13	—	—	21
Deferred income taxes	120	22	62	—	204
Other	41	49	9	—	99
	2,379	15,081	6,053	(23,120)	393
Plant, property, and equipment, at cost	1,299	2,199	—	—	3,498
Less — Accumulated depreciation and amortization	(867)	(1,352)	—	—	(2,219)
	432	847	—	—	1,279
Total assets	$3,754	$18,238	$6,053	$(23,769)	$4,276
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)
Short-term debt — non-affiliated	$—	$63	$15	$—	$78
Short-term debt — affiliated	177	273	—	(450)	—
Accounts payable	540	1,032	—	(134)	1,438
Accrued taxes	7	39	—	—	46
Other	118	245	3	(65)	301
Total current liabilities	842	1,652	18	(649)	1,863
Long-term debt — non-affiliated	—	13	1,269	—	1,282
Long-term debt — affiliated	1,636	14,906	4,225	(20,767)	—
Deferred income taxes	—	9	—	—	9
Postretirement benefits and other liabilities	419	79	—	—	498
Commitments and contingencies
Total liabilities	2,897	16,659	5,512	(21,416)	3,652
Redeemable noncontrolling interests	—	28	—	—	28
Tenneco Inc. shareholders’ equity	857	1,496	541	(2,353)	541
Noncontrolling interests	—	55	—	—	55
Total equity	857	1,551	541	(2,353)	596
Total liabilities, redeemable noncontrolling interests and equity	$3,754	$18,238	$6,053	$(23,769)	$4,276

BALANCE SHEET

	December 31, 2015
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$2	$285	$—	$—	$287
Restricted cash	—	1	—	—	1
Receivables, net	299	1,241	—	(428)	1,112
Inventories	333	349	—	—	682
Prepayments and other	67	162	—	—	229
Total current assets	701	2,038	—	(428)	2,311
Other assets:
Investment in affiliated companies	1,146	—	893	(2,039)	—
Notes and advances receivable from affiliates	938	13,291	4,788	(19,017)	—
Long-term receivables, net	11	2	—	—	13
Goodwill	22	38	—	—	60
Intangibles, net	9	13	—	—	22
Deferred income taxes	122	28	68	—	218
Other	42	47	11	—	100
	2,290	13,419	5,760	(21,056)	413
Plant, property, and equipment, at cost	1,281	2,137	—	—	3,418
Less — Accumulated depreciation and amortization	(851)	(1,324)	—	—	(2,175)
	430	813	—	—	1,243
Total assets	$3,421	$16,270	$5,760	$(21,484)	$3,967
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)
Short-term debt — non-affiliated	$—	$73	$13	$—	$86
Short-term debt — affiliated	164	147	—	(311)	—
Accounts payable	484	955	—	(63)	1,376
Accrued taxes	6	31	—	—	37
Other	125	221	3	(54)	295
Total current liabilities	779	1,427	16	(428)	1,794
Long-term debt — non-affiliated	—	21	1,103	—	1,124
Long-term debt — affiliated	1,583	13,226	4,208	(19,017)	—
Deferred income taxes	—	7	—	—	7
Postretirement benefits and other liabilities	424	100	—	—	524
Commitments and contingencies
Total liabilities	2,786	14,781	5,327	(19,445)	3,449
Redeemable noncontrolling interests	—	43	—	—	43
Tenneco Inc. shareholders’ equity	635	1,404	433	(2,039)	433
Noncontrolling interests	—	42	—	—	42
Total equity	635	1,446	433	(2,039)	475
Total liabilities, redeemable noncontrolling interests and equity	$3,421	$16,270	$5,760	$(21,484)	$3,967

STATEMENT OF CASH FLOWS

	Three Months Ended June 30, 2016
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$155	$24	$(39)	$(11)	$129
Investing Activities
Proceeds from sale of assets	—	2	—	—	2
Cash payments for plant, property, and equipment	(30)	(41)	—	—	(71)
Cash payments for software related intangible assets	(2)	(1)	—	—	(3)
Changes in restricted cash	—	(1)	—	—	(1)
Net cash used by investing activities	(32)	(41)	—	—	(73)
Financing Activities
Issuance of common shares	—	—	6	—	6
Tax impact from stock-based compensation	—	—	1	—	1
Retirement of long-term debt	—	(16)	(328)	—	(344)
Issuance of long-term debt	—	1	500	—	501
Debt issuance cost of long-term debt	—	—	(8)	—	(8)
Purchase of common stock under the share repurchase program	—	—	(41)	—	(41)
Net decrease in bank overdrafts	—	(2)	—	—	(2)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	—	(18)	(150)	—	(168)
Net decrease in short-term borrowings secured by accounts receivables	—	—	(30)	—	(30)
Intercompany dividend payments and net increase (decrease) in intercompany obligations	(126)	25	90	11	—
Distributions to noncontrolling interest partners	—	(27)	—	—	(27)
Net cash provided (used) by financing activities	(126)	(37)	40	11	(112)
Effect of foreign exchange rate changes on cash and cash equivalents	1	(7)	(1)	—	(7)
Decrease in cash and cash equivalents	(2)	(61)	—	—	(63)
Cash and cash equivalents, April 1	4	370	—	—	374
Cash and cash equivalents, June 30 (Note)	$2	$309	$—	$—	$311

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

STATEMENT OF CASH FLOWS

	Three Months Ended June 30, 2015
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$118	$63	$(30)	$(19)	$132
Investing Activities
Proceeds from sale of assets	1	—	—	—	1
Cash payments for plant, property, and equipment	(30)	(43)	—	—	(73)
Cash payments for software related intangible assets	(3)	—	—	—	(3)
Changes in restricted cash	—	(2)			(2)
Net cash used by investing activities	(32)	(45)	—	—	(77)
Financing Activities
Issuance of common shares	—	—	5	—	5
Tax benefit from stock-based compensation	—	—	3	—	3
Retirement of long-term debt	—	(13)	(4)	—	(17)
Debt issuance cost of long-term debt	—	—	(1)	—	(1)
Purchase of common stock under the share repurchase program	—	—	(33)	—	(33)
Net decrease in bank overdrafts	—	(3)	—	—	(3)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivables	—	(5)	(21)	—	(26)
Intercompany dividend payments and net increase (decrease) in intercompany obligations	(82)	(18)	81	19	—
Distributions to noncontrolling interest partners	—	(22)	—	—	(22)
Net cash provided (used) by financing activities	(82)	(61)	30	19	(94)
Effect of foreign exchange rate changes on cash and cash equivalents	—	1	—	—	1
Increase (decrease) in cash and cash equivalents	4	(42)	—	—	(38)
Cash and cash equivalents, April 1	—	288	—	—	288
Cash and cash equivalents, June 30 (Note)	$4	$246	$—	$—	$250

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2016
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$(57)	$204	$(36)	$(11)	$100
Investing Activities
Proceeds from sale of assets	—	3	—	—	3
Cash payments for plant, property, and equipment	(43)	(96)	—	—	(139)
Cash payments for software related intangible assets	(4)	(5)	—	—	(9)
Changes in restricted cash	—	(2)	—	—	(2)
Net cash used by investing activities	(47)	(100)	—	—	(147)
Financing Activities
Issuance of common shares	—	—	4	—	4
Tax impact from stock-based compensation	—	—	1	—	1
Retirement of long-term debt	—	(16)	(332)	—	(348)
Issuance of long-term debt	—	6	500	—	506
Debt issuance cost of long-term debt	—	—	(8)	—	(8)
Purchase of common stock under the share repurchase program	—	—	(57)	—	(57)
Net decrease in bank overdrafts	—	5	—	—	5
Net increase in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivables	—	(10)	35	—	25
Net increase in short-term borrowings secured by accounts receivables	—	—	(30)	—	(30)
Intercompany dividend payments and net increase (decrease) in intercompany obligations	103	(38)	(76)	11	—
Distributions to noncontrolling interest partners	—	(27)	—	—	(27)
Net cash provided (used) by financing activities	103	(80)	37	11	71
Effect of foreign exchange rate changes on cash and cash equivalents	1	—	(1)	—	—
Increase in cash and cash equivalents	—	24	—	—	24
Cash and cash equivalents, January 1	2	285	—	—	287
Cash and cash equivalents, June 30 (Note)	$2	$309	$—	$—	$311

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2015
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$44	$89	$(32)	$(19)	$82
Investing Activities
Proceeds from sale of assets	1	1	—	—	2
Cash payments for plant, property, and equipment	(57)	(93)	—	—	(150)
Cash payments for software related intangible assets	(5)	(3)	—	—	(8)
Changes in restricted cash	—	1	—	—	1
Cash payments for net assets purchased	—	—	—	—	—
Net cash used by investing activities	(61)	(94)	—	—	(155)
Financing Activities
Repurchase of common shares	—	—	5	—	5
Tax benefit from stock-based compensation	—	—	6	—	6
Retirement of long-term debt	—	(13)	(8)	—	(21)
Debt issuance cost of long-term debt	—	—	(1)	—	(1)
Purchase of common stock under the share repurchase program	—	—	(44)	—	(44)
Net decrease in bank overdrafts	—	(11)	—	—	(11)
Net increase in revolver borrowings and short-term debt excluding current maturities of long-term debt	—	59	26	—	85
Net increase in short-term borrowings secured by accounts receivables	—	—	50	—	50
Intercompany dividend payments and net increase (decrease) in intercompany obligations	11	(28)	(2)	19	—
Distributions to noncontrolling interest partners	—	(22)	—	—	(22)
Net cash provided (used) by financing activities	11	(15)	32	19	47
Effect of foreign exchange rate changes on cash and cash equivalents	—	(6)	—	—	(6)
Increase (decrease) in cash and cash equivalents	(6)	(26)	—	—	(32)
Cash and cash equivalents, January 1	10	272	—	—	282
Cash and cash equivalents, June 30 (Note)	$4	$246	$—	$—	$250

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

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
For the second quarter of 2016, light vehicle production was up two percent in North America, eight percent in Europe, six percent in India and five percent in China compared to the second quarter of 2015. Light vehicle production was down 15 percent in South America and nine percent in Australia in the second quarter of 2016 when compared to the second quarter of 2015.
Total revenues for the second quarter of 2016 were $2,212 million, up from $2,130 million in the second quarter of 2015. Excluding the impact of currency and substrate sales, revenue was up $106 million, or 6 percent, from $1,635 million to $1,741 million, driven primarily by stronger OE light vehicle volumes in Europe, India and China, new platforms in North America, Europe and China and higher commercial truck, off-highway and other Clean Air revenue, which were partially offset by lower commercial truck, off-highway and other Ride Performance revenue mainly in North America and Europe and aftermarket Ride Performance in North America.
Cost of sales (exclusive of depreciation and amortization): Cost of sales for the second quarter of 2016 was $1,810 million, or 81.8 percent of sales, compared to $1,764 million, or 82.8 percent of sales in the second quarter of 2015. The following table lists the primary drivers behind the change in cost of sales ($ millions).

Quarter ended June 30, 2015	$1,764
Volume and mix	132
Material	(38)
Currency exchange rates	(44)
Restructuring	(4)
Quarter ended June 30, 2016	$1,810

The increase in cost of sales was due to the year-over-year increase in volume, partially offset by the impact of currency exchange rates, lower net material costs and lower restructuring.
Gross margin: Revenue less cost of sales for the second quarter of 2016 was $402 million, or 18.2 percent, versus $366 million, or 17.2 percent, in the second quarter of 2015. The effect on gross margin resulting from year-over-year increase in volume, lower net material costs and lower restructuring was partially offset by unfavorable currency.
Engineering, research and development: Engineering, research and development expense was $37 million and $38 million in the second quarters of 2016 and 2015, respectively.
Selling, general and administrative (SG&A): SG&A expense was up $13 million in the second quarter of 2016 at $134 million compared to $121 million in the second quarter of 2015 mainly due to higher compensation related accruals.

Depreciation and amortization: Depreciation and amortization expense was $52 million in the second quarter of 2016, compared to $51 million in the second quarter of 2015.
Earnings before interest expense, taxes and noncontrolling interests (“EBIT”) was $177 million for the second quarter of 2016, an increase of $22 million when compared to $155 million in the second quarter of the prior year. Higher OE light vehicle volumes in Europe, India and China and new platforms in Europe and China, higher commercial truck, off-highway and other Clean Air revenue, the benefit of our product cost leadership initiatives and lower restructuring and related expenses were partially offset by lower commercial truck, off-highway and other Ride Performance revenue mainly in North America and Europe, lower aftermarket Ride Performance revenue in North America, higher SG&A expense and $11 million of negative currency.
Total revenues for the first six months of 2016 were $4,348 million, up from $4,153 million in the first six months of 2015. Excluding the impact of currency and substrate sales, revenue was up $234 million, or seven percent, from $3,194 million to $3,428 million, driven primarily by stronger OE light vehicle volumes in North America, Europe, India and China and increased aftermarket Ride Performance sales in Europe and South America, new platforms in North America, Europe and China, higher commercial truck, off-highway and other Clean Air revenue, which were partially offset by lower commercial truck, off-highway and other Ride Performance revenue mainly in North America and Europe and aftermarket Ride Performance in North America.
Cost of sales (exclusive of depreciation and amortization): Cost of sales for the first half of 2016 was $3,580 million, or 82.3 percent of sales, compared to $3,450 million, or 83.1 percent of sales in the first half of 2015. The following table lists the primary drivers behind the change in cost of sales ($ millions).

Six months ended June 30, 2015	$3,450
Volume and mix	306
Material	(76)
Currency exchange rates	(98)
Restructuring	(6)
Other Costs	4
Six months ended June 30, 2016	$3,580

The increase in cost of sales was due to the year-over-year increase in volume and higher other costs, mainly manufacturing, partially offset by the impact of currency exchange rates, lower net material costs and lower restructuring.
Gross margin: Revenue less cost of sales for the first six months of 2016 was $768 million, or 17.7 percent, versus $703 million, or 16.9 percent, in the first six months of 2015. The effect on gross margin resulting from year-over-year increase in volume, lower net material costs and lower restructuring was partially offset by higher other costs, mainly manufacturing, and unfavorable currency.
Engineering, research and development: Engineering, research and development expense was $76 million and $79 million in the first six months of 2016 and 2015, respectively.
Selling, general and administrative (SG&A): SG&A expense was up $35 million in the first half of 2016 at $281 million compared to $246 million in the first half of 2015 mainly due to higher compensation related accruals.
Depreciation and amortization: Depreciation and amortization expense was $106 million in the first six months of 2016, compared to $101 million in the first six months of 2015.
EBIT was $301 million for the first half of 2016, an increase of $26 million when compared to $275 million in the first half of the prior year. Higher OE light vehicle volumes in North America, Europe, India and China, increased aftermarket Ride Performance sales in Europe and South America , new platforms in North America, Europe and China, higher commercial truck, off-highway and other Clean Air revenue, the benefit of our product cost leadership initiatives and savings from previous restructuring activities were partially offset by lower commercial truck, off-highway and other Ride Performance revenue mainly in North America and Europe, lower aftermarket Ride Performance revenue in North America, higher SG&A expense, higher restructuring and related expenses and $23 million of negative currency.
Results from Operations
The tables below reflect our revenues for the three months and six months periods ended June 30, 2016 and 2015. We show the component of our OE revenue represented by substrate sales. While we generally have primary design, engineering and manufacturing responsibility for OE emission control systems, we do not manufacture substrates. Substrates are porous ceramic filters coated with a catalyst - typically, precious metals such as platinum, palladium and rhodium. These are supplied to us by Tier 2 suppliers generally as directed by our OE customers. We generally earn a small margin on these components of the system. As the need for more sophisticated emission control solutions increases to meet more stringent environmental regulations, and as we capture more diesel aftertreatment business, these substrate components have been increasing as a percentage of our revenue. While these substrates dilute our gross margin percentage, they are a necessary component of an emission control system.
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
Net Sales and Operating Revenues for the Three Months Ended June 30, 2016 and 2015

	Three Months Ended June 30, 2016
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$771	$273	$498	$(1)	$499
Europe, South America & India	528	190	338	(14)	352
Asia Pacific	253	56	197	(10)	207
Total Clean Air Division	1,552	519	1,033	(25)	1,058
Ride Performance Division
North America	323	—	323	(4)	327
Europe, South America & India	276	—	276	(16)	292
Asia Pacific	61	—	61	(3)	64
Total Ride Performance Division	660	—	660	(23)	683
Total Tenneco Inc.	$2,212	$519	$1,693	$(48)	$1,741

	Three Months Ended June 30, 2015
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$746	$269	$477	$—	$477
Europe, South America & India	471	170	301	—	301
Asia Pacific	244	56	188	—	188
Total Clean Air Division	1,461	495	966	—	966
Ride Performance Division
North America	360	—	360	—	360
Europe, South America & India	252	—	252	—	252
Asia Pacific	57	—	57	—	57
Total Ride Performance Division	669	—	669	—	669
Total Tenneco Inc.	$2,130	$495	$1,635	$—	$1,635

	Three Months Ended June 30, 2016 Versus Three Months Ended June 30, 2015 Dollar and Percent Increase (Decrease)
	Revenues	Percent	Value-add Revenues excluding Currency	Percent
	(Millions Except Percent Amounts)
Clean Air Division
North America	$25	3%	$22	5%
Europe, South America & India	57	12%	51	17%
Asia Pacific	9	4%	19	10%
Total Clean Air Division	91	6%	92	10%
Ride Performance Division
North America	(37)	(10)%	(33)	(9)%
Europe, South America & India	24	10%	40	16%
Asia Pacific	4	7%	7	12%
Total Ride Performance Division	(9)	(1)%	14	2%
Total Tenneco Inc.	$82	4%	$106	6%

Light Vehicle Industry Production by Region for Three Months Ended June 30, 2016 and 2015 (According to IHS Automotive, July 2016)

	Three Months Ended June 30,
	2016	2015	Increase (Decrease)	% Increase (Decrease)
	(Number of Vehicles in Thousands)
North America	4,634	4,534	100	2%
Europe	5,916	5,475	441	8%
South America	671	789	(118)	(15)%
India	964	912	52	6%
Total Europe, South America & India	7,551	7,176	375	5%
China	5,971	5,708	263	5%
Australia	40	44	(4)	(9)%
Clean Air revenue was up $91 million in the second quarter of 2016 compared to the second quarter of 2015 with higher volumes in all segments. In North America, higher volumes drove a $37 million revenue increase due to increased OE light vehicle sales. Currency had a $1 million unfavorable impact on North American revenues. In the European, South American and Indian segment, higher volumes drove an $80 million increase in revenues mainly due to increased OE light vehicle sales, higher commercial truck, off-highway and other revenue and new platforms in Europe. Currency had a $19 million unfavorable impact on European, South American and Indian revenues. In Asia Pacific, higher volumes of $22 million were mainly driven by increased OE light vehicle sales and new programs in China and higher commercial truck, off-highway and other revenue in China and Japan. Currency had a $12 million unfavorable impact on Asia Pacific revenues.
Ride Performance revenue was down $9 million in the second quarter of 2016 compared to the second quarter of 2015. In North America, lower volumes of $40 million were driven by lower volumes in OE light vehicle, commercial truck and off-highway vehicle and aftermarket net of favorable mix. Currency had a $4 million unfavorable impact on North American revenues. In the European, South American and Indian segment, higher volumes of $41 million were driven by increases in light vehicle sales in Europe and India and higher aftermarket sales in Europe and South America, which was partially offset by lower commercial truck and off-highway vehicle revenues in Europe reflecting the sale of the Marzocchi specialty business. Currency had a $16 million unfavorable impact on European, South American and Indian revenues. In Asia Pacific, higher volumes of $8 million were mainly driven by increased OE light vehicle volumes in China. Currency had a $3 million unfavorable impact on Asia Pacific revenues.
Net Sales and Operating Revenues for the Six Months Ended June 30, 2016 and 2015

	Six Months Ended June 30, 2016
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$1,536	$544	$992	$(1)	$993
Europe, South America & India	1,011	367	644	(34)	678
Asia Pacific	520	118	402	(19)	421
Total Clean Air Division	3,067	1,029	2,038	(54)	2,092
Ride Performance Division
North America	646	—	646	(8)	654
Europe, South America & India	513	—	513	(40)	553
Asia Pacific	122	—	122	(7)	129
Total Ride Performance Division	1,281	—	1,281	(55)	1,336
Total Tenneco Inc.	$4,348	$1,029	$3,319	$(109)	$3,428

	Six Months Ended June 30, 2015
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$1,430	$509	$921	$—	$921
Europe, South America & India	928	334	594	—	594
Asia Pacific	508	116	392	—	392
Total Clean Air Division	2,866	959	1,907	—	1,907
Ride Performance Division
North America	691	—	691	—	691
Europe, South America & India	482	—	482	—	482
Asia Pacific	114	—	114	—	114
Total Ride Performance Division	1,287	—	1,287	—	1,287
Total Tenneco Inc.	$4,153	$959	$3,194	$—	$3,194

	Six Months Ended June 30, 2016 Versus Six Months Ended June 30, 2015 Dollar and Percent Increase (Decrease)
	Revenues	Percent	Value-add Revenues excluding Currency	Percent
	(Millions Except Percent Amounts)
Clean Air Division
North America	$106	7%	$72	8%
Europe, South America & India	83	9%	84	14%
Asia Pacific	12	2%	29	7%
Total Clean Air Division	201	7%	185	10%
Ride Performance Division
North America	(45)	(7)%	(37)	(5)%
Europe, South America & India	31	6%	71	15%
Asia Pacific	8	7%	15	13%
Total Ride Performance Division	(6)	—%	49	4%
Total Tenneco Inc.	$195	5%	$234	7%

Light Vehicle Industry Production by Region for Six Months Ended June 30, 2016 and 2015 (According to IHS Automotive, July 2016)

	Six Months Ended June 30,
	2016	2015	Increase (Decrease)	% Increase (Decrease)
	(Number of Vehicles in Thousands)
North America	9,092	8,799	293	3%
Europe	11,411	10,918	493	5%
South America	1,257	1,591	(334)	(21)%
India	2,011	1,890	121	6%
Total Europe, South America & India	14,679	14,399	280	2%
China	12,364	11,679	685	6%
Australia	77	81	(4)	(4)%
Clean Air revenue was up $201 million in the first six months of 2016 compared to the first six months of 2015 with higher volumes in all segments. In North America, higher volumes drove a $131 million revenue increase due to increased OE light vehicle sales, higher commercial truck, off-highway and other revenue and new platforms. Currency had a $1 million unfavorable impact on North American revenues. In the European, South American and Indian segment, higher volumes drove a $135 million increase in revenues mainly due to increased OE light vehicle sales, higher commercial truck, off-highway and other revenue and new platforms in Europe, which was partially offset by lower OE light vehicle volumes and lower commercial truck, off-highway and other revenue in South America. Currency had a $45 million unfavorable impact on European, South American and Indian revenues. In Asia Pacific, higher volumes of $41 million were mainly driven by increased OE light vehicle sales and new programs in China and higher commercial truck, off-highway and other revenue in China and Japan. Currency had a $23 million unfavorable impact on Asia Pacific revenues.
Ride Performance revenue was down $6 million in the first six months of 2016 compared to the first six months of 2015. In North America, lower volumes of $49 million were driven by lower volumes in OE light vehicle, commercial truck and off-highway vehicle and aftermarket net of favorable mix. Currency had an $8 million unfavorable impact on North American revenues. In the European, South American and Indian segment, higher volumes of $70 million were driven by increases in light vehicle sales in Europe and India and higher aftermarket sales in Europe and South America, which were partially offset by lower commercial truck and off-highway vehicle revenues in Europe reflecting the sale of the Marzocchi specialty business. Currency had a $40 million unfavorable impact on European, South American and Indian revenues. In Asia Pacific, higher volumes of $15 million were mainly driven by increased OE light vehicle volumes in China. Currency had a $7 million unfavorable impact on Asia Pacific revenues.

Earnings before Interest Expense, Income Taxes and Noncontrolling Interests (“EBIT”) for the Three Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,		Change
	2016	2015
	(Millions)
Clean Air Division
North America	$66	$67	$(1)
Europe, South America & India	29	12	17
Asia Pacific	39	28	11
Total Clean Air Division	134	107	27
Ride Performance Division
North America	48	51	(3)
Europe, South America & India	12	12	—
Asia Pacific	12	8	4
Total Ride Performance Division	72	71	1
Other	(29)	(23)	(6)
Total Tenneco Inc.	$177	$155	$22
The EBIT results shown in the preceding table include the following items, certain of which are discussed below under “Restructuring and Other Charges,” which have an effect on the comparability of EBIT results between periods:

	Three Months Ended June 30,
	2016	2015
	(Millions)
Clean Air Division
Europe, South America & India
Restructuring and related expenses	$1	$1
Total Clean Air Division	$1	$1
Ride Performance Division
North America
Restructuring and related expenses	1	1
Europe, South America & India
Restructuring and related expenses	3	4
Asia Pacific
Restructuring and related expenses	—	1
Total Ride Performance Division	$4	$6
EBIT for the Clean Air division was $134 million in the second quarter of 2016 compared to $107 million in the second quarter a year ago. EBIT for North America decreased $1 million, to $66 million, in the second quarter of 2016 versus the second quarter of 2015. The benefit from higher OE light vehicle sales and favorable currency was more than offset by lower aftermarket volumes and higher SG&A expense. Europe, South America and India's EBIT was $29 million in the second quarter of 2016 and $12 million in the second quarter of 2015. The benefit from higher light vehicle volumes, higher commercial truck, off-highway and other vehicle revenue, new platforms and favorable mix in Europe was partially offset by negative currency. EBIT for Asia Pacific increased $11 million to $39 million in the second quarter of 2016 from $28 million in the second quarter of 2015. EBIT benefited from higher OE light vehicle sales and new platforms in China, higher commercial truck, off-highway and other vehicle revenue in China and Japan and strong operational cost management, partially offset by negative currency. For the Clean Air division, restructuring and related expenses of $1 million were included in EBIT for each of the second quarter of 2016 and 2015. Currency had a $7 million unfavorable impact on EBIT of the Clean Air division for the second quarter of 2016 when compared to last year.
EBIT for the Ride Performance division was $72 million in the second quarter of 2016 compared to $71 million in the second quarter a year ago. EBIT for North America decreased $3 million in the second quarter of 2016 to $48 million from $51 million in the second quarter of 2015, driven by lower volumes in light vehicle, commercial truck and aftermarket net of favorable mix and unfavorable currency, which were partially offset by improved operational cost management. Europe, South

America and India's EBIT was $12 million in each of the second quarter of 2016 and 2015. The benefit from higher light vehicle sales in Europe and India and higher aftermarket sales in Europe and South America, and lower restructuring and related expenses were more than offset by lower commercial truck, off-highway and other revenue in Europe reflecting the sale of the Marzocchi specialty business and negative currency. EBIT for Asia Pacific increased to $12 million in the second quarter of 2016 from $8 million in the second quarter of 2015, driven by higher light vehicle volumes in China and favorable currency. For the Ride Performance division, restructuring and related expenses of $4 million were included in EBIT for the second quarter of 2016 and $6 million for the same period in 2015. Currency had a $4 million unfavorable impact on EBIT of the Ride Performance division for the second quarter of 2016 when compared to last year.
Currency had an $11 million unfavorable impact on overall company EBIT for the second quarter of 2016 as compared to the prior year's second quarter.
EBIT as a Percentage of Revenue for the Three Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,
	2016	2015
Clean Air Division
North America	9%	9%
Europe, South America & India	5%	3%
Asia Pacific	15%	11%
Total Clean Air Division	9%	7%
Ride Performance Division
North America	15%	14%
Europe, South America & India	4%	5%
Asia Pacific	20%	14%
Total Ride Performance Division	11%	11%
Total Tenneco Inc.	8%	7%

In the Clean Air division, EBIT as a percentage of revenues for the second quarter of 2016 was up two percentage points compared to last year's second quarter. In North America, EBIT as a percentage of revenues for the second quarter of 2016 was even compared to last year's second quarter. The benefit from higher OE light vehicle sales and favorable currency was offset by lower aftermarket volumes and higher SG&A expense. Europe, South America and India's EBIT as a percentage of revenues for the second quarter of 2016 was up two percentage points compared to the prior year's second quarter. The benefit from higher light vehicle volumes, higher commercial truck, off-highway and other vehicle revenue, new platforms and favorable mix in Europe was partially offset by negative currency. EBIT as a percentage of revenues for Asia Pacific in the second quarter of 2016 was up four percentage points compared to the second quarter of 2015. The benefit from higher OE light vehicle sales and new platforms in China, higher commercial truck, off-highway and other vehicle revenue in China and Japan and strong operational cost management was partially offset by negative currency.
In the Ride Performance division, EBIT as a percentage of revenues was even compared to the prior year's second quarter. In the second quarter of 2016, EBIT as a percentage of revenues for North America was up one percentage point compared to the second quarter of 2015. The benefit of improved operational cost management more than offset the negative impacts from lower volumes in light vehicle, commercial truck and aftermarket net of favorable mix and unfavorable currency. EBIT as a percentage of revenues in Europe, South America and India was down one percentage point compared to the prior year's second quarter. The benefit from higher light vehicle sales in Europe and India and higher aftermarket sales in Europe and South America, and lower restructuring and related expenses were more than offset by lower commercial truck, off-highway and other revenue in Europe reflecting the sale of the Marzocchi specialty business and negative currency. In Asia Pacific, EBIT as a percentage of revenues for the second quarter of 2016 was up six percentage points compared to last year's second quarter, driven by higher light vehicle volumes in China and favorable currency.

EBIT for the Six Months Ended June 30, 2016 and 2015

	Six Months Ended June 30,		Change
	2016	2015
	(Millions)
Clean Air Division
North America	$128	$121	$7
Europe, South America & India	45	22	23
Asia Pacific	72	55	17
Total Clean Air Division	245	198	47
Ride Performance Division
North America	90	86	4
Europe, South America & India	8	20	(12)
Asia Pacific	23	18	5
Total Ride Performance Division	121	124	(3)
Other	(65)	(47)	(18)
Total Tenneco Inc.	$301	$275	$26
The EBIT results shown in the preceding table include the following items, certain of which are discussed below under “Restructuring and Other Charges,” which have an effect on the comparability of EBIT results between periods:

	Six Months Ended June 30,
	2016	2015
	(Millions)
Clean Air Division
Europe, South America & India
Restructuring and related expenses	$1	$2
Asia Pacific
Restructuring and related expenses	—	1
Total Clean Air Division	$1	$3
Ride Performance Division
North America
Restructuring and related expenses	1	1
Europe, South America & India
Restructuring and related expenses	17	7
Asia Pacific
Restructuring and related expenses	—	1
Total Ride Performance Division	$18	$9
EBIT for the Clean Air division was $245 million in the first half of 2016 compared to $198 million in the first half a year ago. EBIT for North America increased $7 million, to $128 million, in the first half of 2016 versus the first half of 2015. The benefit from higher OE light vehicle sales, higher commercial truck and off-highway vehicle revenue, new platforms and improved operational cost management was partially offset by higher SG&A expense. Europe, South America and India's EBIT was $45 million in the first half of 2016 and $22 million in the first half of 2015. The benefit from higher light vehicle volumes, higher commercial truck, off-highway and other vehicle revenue and new platforms in Europe as well as lower restructuring and related expenses and year-over-year restructuring savings was partially offset by lower light vehicle and commercial truck volumes in South America and negative currency. EBIT for Asia Pacific increased $17 million to $72 million in the first half of 2016 from $55 million in the first half of 2015. EBIT benefited from increased OE light vehicle sales and new platforms in China and higher commercial truck, off-highway and other vehicle revenue in China and Japan, strong operational cost management and lower restructuring and related expenses, partially offset by higher SG&A expense and negative currency. For the Clean Air division, $1 million restructuring and related expenses were included in EBIT for the first half of 2016, whereas $3 million were included for the same period in 2015. Currency had a $16 million unfavorable impact on EBIT of the Clean Air division for the first half of 2016 when compared to last year.

EBIT for the Ride Performance division was $121 million in the first half of 2016 compared to $124 million in the first half a year ago. EBIT for North America increased $4 million in the first half of 2016 to $90 million from $86 million in the first half of 2015. The benefit of improved operational cost management partially offset by lower volumes in light vehicle, commercial truck volumes, lower aftermarket volumes net of favorable mix, higher SG&A and engineering expenses and negative currency. Europe, South America and India's EBIT was $8 million in the first half of 2016 and $20 million in the first half of 2015. The benefit from higher light vehicle sales in Europe and India and higher aftermarket sales in Europe and South America, and savings from prior restructuring activities was more than offset by lower commercial truck, off-highway and other revenue in Europe reflecting the sale of the Marzocchi specialty business, higher restructuring and related expenses, higher SG&A expense and negative currency. EBIT for Asia Pacific increased to $23 million in the first half of 2016 from $18 million in the first half of 2015, mainly driven by higher light vehicle volumes in China. For the Ride Performance division, restructuring and related expenses of $18 million were included in EBIT for the first half of 2016 and $9 million for the same period in 2015. Currency had a $7 million unfavorable impact on EBIT of the Ride Performance division for the first half of 2016 when compared to last year.
Currency had a $23 million unfavorable impact on overall company EBIT for the first half of 2016 as compared to the first half of prior year.
EBIT as a Percentage of Revenue for the Six Months Ended June 30, 2016 and 2015

	Six Months Ended June 30,
	2016	2015
Clean Air Division
North America	8%	8%
Europe, South America & India	4%	2%
Asia Pacific	14%	11%
Total Clean Air Division	8%	7%
Ride Performance Division
North America	14%	12%
Europe, South America & India	2%	4%
Asia Pacific	19%	16%
Total Ride Performance Division	9%	10%
Total Tenneco Inc.	7%	7%

In the Clean Air division, EBIT as a percentage of revenues for the first half of 2016 was up one percentage point compared to the first half of last year. In North America, EBIT as a percentage of revenues for the first half of 2016 was even compared to the first half of last year. The benefit from higher OE light vehicle sales, higher commercial truck and off-highway vehicle revenue, new platforms and improved operational cost management was offset by higher SG&A expense. Europe, South America and India's EBIT as a percentage of revenues for the first half of 2016 was up two percentage points compared to the first half of prior year. The benefit from higher light vehicle volumes, higher commercial truck, off-highway and other vehicle revenue and new platforms in Europe as well as lower restructuring and related expenses and year-over-year restructuring savings was partially offset by lower light vehicle and commercial truck volumes in South America and negative currency. EBIT as a percentage of revenues for Asia Pacific in the first half of 2016 was up three percentage points compared to the first half of 2015. The benefit from increased OE light vehicle sales and new platforms in China and higher commercial truck, off-highway and other vehicle revenue in China and Japan, strong operational cost management and lower restructuring and related expenses was partially offset by higher SG&A expense and negative currency.
In the Ride Performance division, EBIT as a percentage of revenues was down one percentage point compared to the first half of prior year. In the first half of 2016, EBIT as a percentage of revenues for North America was up two percentage points compared to the first half of 2015. The benefit of improved operational cost management more than offset the negative impacts from lower volumes in light vehicle, commercial truck volumes, lower aftermarket volumes net of favorable mix, higher SG&A and engineering expenses and negative currency. EBIT as a percentage of revenues in Europe, South America and India was down two percentage points compared to the first half of prior year. The benefit from higher light vehicle sales in Europe and India and higher aftermarket sales in Europe and South America, and savings from prior restructuring activities was more than offset by lower commercial truck, off-highway and other revenue in Europe reflecting the sale of the Marzocchi specialty business, higher restructuring and related expenses, higher SG&A expense and negative currency. In Asia Pacific,

EBIT as a percentage of revenues for the first half of 2016 was up three percentage points compared to the first half of last year, mainly driven by higher light vehicle volumes in China.
Interest Expense, Net of Interest Capitalized
We reported interest expense in the second quarter of 2016 of $34 million (substantially all in our U.S. operations) net of interest capitalized of $2 million, and $17 million (substantially all in our U.S. operations) net of interest capitalized of $2 million in the second quarter of 2015. Included in the second quarter of 2016 was $16 million of expense related to our refinancing activities. Excluding the refinancing expenses, interest expense increased by $1 million in the second quarter of 2016 compared to the prior year.
We reported interest expense in the first half of 2016 of $52 million (substantially all in our U.S. operations) net of interest capitalized of $3 million, and $33 million (substantially all in our U.S. operations) net of interest capitalized of $3 million in the first half of 2015. Included in the first half of 2016 was $16 million of expense related to our refinancing activities. Excluding the refinancing expenses, interest expense increased by $3 million in the first half of 2016 compared to the prior year.
On June 30, 2016, we had $916 million in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed through July 2026, $225 million is fixed through December 2024, $175 million is fixed through the redemption date of July 13, 2016, and the remainder is fixed from 2016 through 2025. We also have $386 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” later in this Management’s Discussion and Analysis.
Income Taxes
We reported income tax expense of $40 million and $47 million in the three month periods ended June 30, 2016 and 2015, respectively. The tax expense recorded in the second quarter of 2016 included a net tax expense of $2 million primarily relating to tax adjustments to uncertain tax positions, prior year intercompany transactions and prior year income tax estimates. The tax expense recorded in the second quarter of 2015 included a net tax expense of $2 million primarily relating to prior year intercompany transactions and tax adjustments to prior year income tax estimates.
We reported income tax expense of $74 million and $88 million in the six month periods ended June 30, 2016 and 2015, respectively. The tax expense recorded in the first six months of 2016 included a net tax benefit of $1 million primarily relating to tax adjustments to uncertain tax positions, prior year intercompany transactions and prior year income tax estimates. The tax expense recorded in the first six months of 2015 included a net tax expense of $3 million primarily relating to prior year intercompany transactions and tax adjustments to prior year income tax estimates.
We believe it is reasonably possible that up to $10 million in unrecognized tax benefits related to the expiration of foreign statute of limitations and the conclusion of income tax examinations may be recognized within the next twelve months.
Restructuring and Other Charges
Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. For the full year 2015, we incurred $63 million in restructuring and related costs including asset write-downs of $10 million, primarily related to European cost reduction efforts, exiting the Marzocchi suspension business, headcount reductions in Australia and South America, and the closure of a JIT plant in Australia, of which $46 million was recorded in cost of sales, $11 million in SG&A, $1 million in engineering expense, $1 million in other expense and $4 million in depreciation and amortization expense. In the second quarter of 2016, we incurred $5 million in restructuring and related costs, primarily related to European cost reduction efforts and headcount reductions in South America, of which $3 million was recorded in cost of sales and $2 million in SG&A. In the second quarter of 2015, we incurred $7 million in restructuring and related costs, primarily related to European cost reduction efforts and headcount reductions in South America, of which $6 million was recorded in cost of sales and $1 million in SG&A. In the first six months of 2016, we incurred $19 million in restructuring and related costs including asset write-downs of $5 million, primarily related to European cost reduction efforts and headcount reductions in South America, of which $6 million was recorded in cost of sales, $8 million in SG&A, $2 million in other expense and $3 million in depreciation and amortization expense. In the first six months of 2015, we incurred $12 million in restructuring and related costs, primarily related to European cost reduction efforts, headcount reductions in South America and the closure of a JIT plant in Australia, of which $10 million was recorded in cost of sales and $2 million in SG&A.

Amounts related to activities that are part of our restructuring reserves are as follows:

	December 31, 2015 Restructuring Reserve	2016 Expenses	2016 Cash Payments	Impact of Exchange Rates	June 30, 2016 Restructuring Reserve
	(Millions)
Employee Severance, Termination Benefits and Other Related Costs	$30	13	(32)	1	$12
On January 31, 2013, we announced our intent to reduce structural costs in Europe by approximately $60 million annually. During the first quarter of 2016, we reached an annualized run rate on this cost reduction initiative of $49 million. With the disposition of the Gijon plant, which was completed at the end of the first quarter, the annualized rate will essentially reach our target of $55 million, at the current exchange rates. In the second quarter of 2016, we incurred $5 million in restructuring and related costs, of which $3 million was related to this initiative. In the first six months of 2016, we incurred $19 million in restructuring and related costs, of which $15 million was related to this initiative. While we are nearing the completion of this initiative, we expect to incur additional restructuring and related costs in 2016 due to certain ongoing matters. For example, we closed a plant in Gijon Spain in 2013, but subsequently re-opened it in July 2014 with about half of its prior workforce after the employees' works council successfully filed suit challenging the closure decision. Pursuant to an agreement we entered into with employee representatives, we engaged in a sales process for the facility. In March of 2016, we signed an agreement to transfer ownership of the aftermarket shock absorber manufacturing facility in Gijon, Spain to German private equity fund Quantum Capital Partners A.G. (QCP). The transfer to QCP was effective March 31, 2016 and under a three year manufacturing agreement, QCP will also continue as a supplier to Tenneco.
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
Under the terms of our amended and restated senior credit agreement that took effect on December 8, 2014, we are allowed to exclude up to $150 million in the aggregate of all costs, expenses, fees, fines, penalties, judgments, legal settlements and other amounts associated with any restructuring, litigation, claim, proceeding or investigation related to or undertaken by us or any of our subsidiaries, together with any related provision for taxes, incurred after December 8, 2014 in the calculation of the financial covenant ratios required under our senior credit facility. As of June 30, 2016, we had excluded $67 million of allowable charges relating to restructuring initiatives against the $150 million available under the terms of the senior credit facility.
Earnings Per Share
We reported net income attributable to Tenneco Inc. of $86 million or $1.49 per diluted common share for the second quarter of 2016. Included in the results for the second quarter of 2016 were negative impacts from expenses related to our restructuring activities, costs related to our refinancing and net tax adjustments. The total impact of these items decreased earnings per diluted share by $0.29. We reported net income attributable to Tenneco Inc. of $78 million or $1.26 per diluted common share for the second quarter of 2015. Included in the results for the second quarter of 2015 were negative impacts from expenses related to our restructuring activities and net tax adjustments. The total impact of these items decreased earnings per diluted share by $0.13.
We reported net income attributable to Tenneco Inc. of $143 million or $2.49 per diluted common share for the first half of 2016. Included in the results for the first half quarter of 2016 were negative impacts from expenses related to our restructuring activities and costs related to our refinancing activities partially offset by net tax benefit. The total impact of these items decreased earnings per diluted share by $0.46. We reported net income attributable to Tenneco Inc. of $127 million or $2.06 per diluted common share for the first half of 2015. Included in the results for the first half of 2015 were negative impacts from expenses related to our restructuring activities and net tax adjustments. The total impact of these items decreased earnings per diluted share by $0.21.

Dividends on Common Stock
On January 10, 2001, our Board of Directors eliminated the quarterly dividend on our common stock. There are no current plans to reinstate a dividend on our common stock.
Cash Flows for the Three Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,
	2016	2015
	(Millions)
Cash provided (used) by:
Operating activities	$129	$132
Investing activities	(73)	(77)
Financing activities	(112)	(94)
Operating Activities
For the second quarter of 2016, operating activities provided $129 million in cash compared to $132 million in cash provided during last year’s second quarter. For the second quarter of 2016, cash used for working capital was $45 million versus $5 million of cash used for working capital in the second quarter of 2015. Receivables were a use of cash of $19 million in the second quarter of 2016 compared to a use of cash of $26 million in the prior year’s second quarter. Inventory represented a cash inflow of $2 million for the second quarter of 2016 and a cash inflow of $13 million during the second quarter of 2015. Accounts payable provided $6 million of cash for the quarter ended June 30, 2016, compared to $14 million cash used for the quarter ended June 30, 2015. Cash taxes were $37 million in the second quarter of 2016 compared to $35 million in the prior year's second quarter.
Investing Activities
Cash used for investing activities was $73 million in the second quarter of 2016 compared to cash used of $77 million in the same period a year ago. Cash payments for plant, property and equipment were $71 million in the second quarter of 2016 versus payments of $73 million in the second quarter of 2015. Cash payments for software-related intangible assets were $3 million for each of the second quarter of 2016 and 2015. Changes in restricted cash were a use of cash of $1 million in the second quarter of 2016 compared to a use of cash of $2 million in 2015.
Financing Activities
Cash flow from financing activities was an outflow of $112 million for the quarter ended June 30, 2016 compared to an outflow of $94 million for the quarter ended June 30, 2015. We repurchased 772,805 shares of our outstanding common stock for $41 million at an average price of $52.82 per share during the second quarter of 2016 and 556,000 shares of our outstanding common stock for $33 million at an average price of $59.10 per share during the second quarter of 2015. Since announcing our share repurchase program in 2015, we have repurchased a total of 5.4 million shares for $270 million, representing nine percent of the shares outstanding at that time. As of June 30, 2016, we had $280 million remaining on the share repurchase authorization, which we expect to complete by the end of 2017. In the second quarter of 2016, refinancing activities included the issuance of $500 million of new 5% senior secured notes due 2026 to refinance our existing 6 7/8% senior notes due 2020.
Cash Flows for the Six Months Ended June 30, 2016 and 2015

	Six Months Ended June 30,
	2016	2015
	(Millions)
Cash provided (used) by:
Operating activities	$100	$82
Investing activities	(147)	(155)
Financing activities	71	47
Operating Activities
For the six months of 2016, operating activities provided $100 million in cash compared to $82 million in cash provided during the first six months of last year. For the first six months of 2016, cash used for working capital was $209 million versus $165 million of cash used for working capital in the first six months of 2015. Receivables were a use of cash of $179 million in the first six months of 2016 compared to a use of cash of $220 million in the first six months of prior year. Inventory represented a cash outflow of $49 million for the first six months of 2016 and a cash outflow of $46 million during the first six months of 2015. Accounts payable provided $62 million of cash for the six months ended June 30, 2016, compared to $63 million cash provided for the six months ended June 30, 2015. Cash taxes were $58 million in the first six months of 2016 compared to $35 million for the first six months of 2015, net of a US tax refund of $25 million for overpayment in 2014.
Investing Activities
Cash used for investing activities was $147 million in the first six months of 2016 compared to cash used of $155 million in the same period a year ago. Cash payments for plant, property and equipment were $139 million in the first six months of 2016 versus payments of $150 million in the first six months of 2015, a decrease of $11 million. Cash payments for software-related intangible assets were $9 million and $8 million, respectively, for the first six months of 2016 and 2015. Changes in restricted cash were a use of cash of $2 million in the first six months of 2016 compared to a source of cash of $1 million in 2015.
Financing Activities
Cash flow from financing activities was an inflow of $71 million for the six months ended June 30, 2016 compared to an inflow of $47 million for the six months ended June 30, 2015. We repurchased 1,132,805 shares of our outstanding common stock for $57 million at an average price of $50.36 per share during the first six months of 2016 and 748,000 shares of our outstanding common stock for $44 million at an average price of $58.59 per share during the first six months of 2015. Since announcing our share repurchase program in 2015, we have repurchased a total of 5.4 million shares for $270 million, representing nine percent of the shares outstanding at that time. As of June 30, 2016, we had $280 million remaining on the share repurchase authorization, which we expect to complete by the end of 2017. In the first six months of 2016, refinancing activities included the issuance of $500 million of new 5% senior secured notes due 2026 to refinance our existing 6 7/8% senior notes due 2020.
Borrowings under our revolving credit facility were $107 million at June 30, 2016 and $67 million at June 30, 2015. At June 30, 2016, there was no borrowing under the U.S. accounts receivable securitization programs, whereas at June 30, 2015, there was $50 million outstanding.
Outlook
All our forward looking revenue estimates reflect constant currency. We expect total revenue growth of seven percent in the third quarter 2016, outpacing estimated aggregate industry production growth of five percent, which includes an increase in global light vehicle production of five percent and a one percent decline in combined commercial truck and off-highway industry production.
Our expected revenue growth in the third quarter will be driven by stronger global light vehicle volumes including new launches and the ramp up on recently launched platforms, and a solid contribution from the global aftermarket. Commercial truck and off-highway revenue is expected to be roughly in line with industry production.
For the full-year, we continue to expect to outpace aggregate industry production by three percent for total revenue growth of six percent year-over-year, with a fourth quarter outpace similar to the third quarter. We also expect continued year-over-year adjusted margin expansion for the remainder of the year.
In addition to reconfirming the 2016 revenue outlook, we have secured the necessary future business, including incremental platforms and content, to outpace industry production in 2017 and 2018, as indicated in our January 2016 revenue expectations.
Tenneco's revenue projections are based on the type of information set forth under "Outlook" in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" as set forth in Tenneco's Annual Report on Form 10-K for the year ended December 31, 2015. Please see that disclosure for further information. Additionally, revenue assumptions for the third quarter, fourth quarter and full year 2016 are based on current and projected customer projection schedules as well as aggregate industry production, which includes IHS Automotive July 2016 global light vehicle production forecasts, Power Systems Research (PSR) July 2016 forecast for global commercial truck and buses, PSR off-highway engine production in North America and Europe and Tenneco estimates. Unless otherwise indicated, our revenue estimate methodology does not attempt to forecast currency fluctuation, and accordingly reflects constant currency.
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
Revenue Recognition
We recognize revenue for sales to our original equipment and aftermarket customers when title and risk of loss passes to the customers under the terms of our arrangements with those customers, which is usually at the time of shipment from our plants or distribution centers. Generally, in connection with the sale of exhaust systems to certain original equipment manufacturers, we purchase catalytic converters and diesel particulate filters or components thereof including precious metals (“substrates”) on behalf of our customers which are used in the assembled system. These substrates are included in our inventory and “passed through” to the customer at our cost, plus a small margin, since we take title to the inventory and are responsible for both the delivery and quality of the finished product. Revenues recognized for substrate sales were $1,029 million and $959 million for the first six months of 2016 and 2015, respectively. For our aftermarket customers, we provide for promotional incentives and returns at the time of sale. Estimates are based upon the terms of the incentives and historical experience with returns. Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis. Shipping and handling costs billed to customers are included in revenues and the related costs are included in cost of sales in our condensed consolidated statements of income.
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
Pre-production Design and Development and Tooling Assets
We expense pre-production design and development costs as incurred unless we have a contractual guarantee for reimbursement from the original equipment customer. Unbilled pre-production design and development costs recorded in prepayments and other and long-term receivables totaled $27 million and $21 million at June 30, 2016 and December 31, 2015, respectively. In addition, plant, property and equipment included $62 million and $64 million at June 30, 2016 and December 31, 2015, respectively, for original equipment tools and dies that we own, and prepayments and other included $106 million and $107 million at June 30, 2016 and December 31, 2015, respectively, for in-process tools and dies that we are building for our original equipment customers.
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
Except in the U.K., our pension plans generally do not require employee contributions. Our policy is to fund our pension plans in accordance with applicable U.S. and foreign government regulations and to make additional payments as funds are available to achieve full funding of the accumulated benefit obligation. As of June 30, 2016, all legal funding requirements have been met.
New Accounting Pronouncements
Note 11 in our notes to condensed consolidated financial statements located in Part I Item 1 of this Form 10-Q is incorporated herein for reference.

Liquidity and Capital Resources
Capitalization

	June 30, 2016	December 31, 2015	% Change
	(Millions)
Short-term debt and maturities classified as current	$78	$86	(9)%
Long-term debt	1,282	1,124	14
Total debt	1,360	1,210	12
Total redeemable noncontrolling interests	28	43	(35)
Total noncontrolling interests	55	42	31
Tenneco Inc. shareholders’ equity	541	433	25
Total equity	596	475	25
Total capitalization	$1,984	$1,728	15%
General. Short-term debt, which includes maturities classified as current, borrowings by foreign subsidiaries, and borrowings under our U.S. accounts receivable securitization program, was $78 million and $86 million as of June 30, 2016 and December 31, 2015, respectively. Borrowings under our revolving credit facilities, which are classified as long-term debt, were $107 million and $105 million at June 30, 2016 and December 31, 2015, respectively.
The 2016 year-to-date increase in Tenneco Inc. shareholders' equity primarily resulted from net income attributable to Tenneco Inc. of $143 million, a $7 million increase related to pension and postretirement benefits, a $12 million increase in premium on common stock and other capital surplus relating to common stock issued pursuant to benefit plans, and a $3 million increase caused by the impact of changes in foreign exchange rates on the translation of financial statements of our foreign subsidiaries into U.S. dollars, partially offset by a $57 million increase in treasury stock as a result of purchases of common stock under our share purchase program.
Overview. Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions. The arrangement is secured by substantially all our domestic assets and pledges of up to 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries.
As of June 30, 2016, the senior credit facility provides us with a total revolving credit facility size of $1,200 million and had a $278 million balance outstanding under the Tranche A Term Facility, both of which will mature on December 8, 2019. Net carrying amount for the balance outstanding under the Tranche A Term Facility including a $2 million debt issuance cost was $276 million. Funds may be borrowed, repaid and re-borrowed under the revolving credit facility without premium or penalty (subject to any customary LIBOR breakage fees). The revolving credit facility is reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. Outstanding letters of credit reduce our availability to borrow revolving loans under the facility. We are required to make quarterly principal payments under the Tranche A Term Facility of $3.75 million through December 31, 2016, $5.625 million beginning March 31, 2017 through December 31, 2017, $7.5 million beginning March 31, 2018 through September 30, 2019 and a final payment of $195 million is due on December 8, 2019. We have excluded the required payments, within the next twelve months, under the Tranche A Term Facility totaling $19 million from current liabilities as of June 30, 2016, because we have the intent and ability to refinance the obligations on a long-term basis by using our revolving credit facility.
At June 30, 2016, of the $1,200 million available under the revolving credit facility, we had unused borrowing capacity of $1,093 million with $107 million in outstanding borrowings and no outstanding letters of credit. As of June 30, 2016, our outstanding debt also included (i) $278 million of a term loan which consisted of a $276 million net carrying amount including a $2 million debt issuance cost related to our Tranche A Term Facility which is subject to quarterly principal payments as described above through December 8, 2019, (ii) $225 million of notes which consisted of a $221 million net carrying amount including a $4 million debt issuance cost related to our 5 3/8 percent senior notes due December 15, 2024, (iii) $500 million of notes which consisted of a $492 million net carrying amount including a $8 million debt issuance cost related to our 5 percent senior notes due July 15, 2026 (which were issued on June 13, 2016), (iv) $175 million of notes which consisted of a $173 million net carrying amount including $2 million debt issuance cost related to our 6 7/8 percent senior notes due December 15, 2020, and (v) $91 million of other debt.
On June 6, 2016, we announced a cash tender offer to purchase our outstanding $500 million 6 7/8 percent senior notes due in 2020. We received tenders representing $325 million aggregate principal amount of the notes and, on June 13, 2016, we purchased the tendered notes at a price of 103.81 percent of the principal amount, plus accrued and unpaid interest. On July 13, 2016, we redeemed the remaining outstanding $175 million aggregate principal amount of the notes that were not purchased pursuant to the tender offer at a price of 103.438 percent of the principal amount, plus accrued and unpaid interest. We used the proceeds of the issuance of our 5 percent senior notes due 2026 to fund the purchase and redemption. The senior credit facility was used to fund the fees and expenses of the tender offer and redemption.
We recorded $16 million of pre-tax interest charges in June 2016 related to the repurchase and redemption of our 6 7/8 percent senior notes due in 2020 and the write-off of deferred debt issuance costs relating to those notes.
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
Senior Credit Facility — Other Terms and Conditions. Our senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA, as defined in the senior credit facility agreement), and consolidated interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined in the senior credit facility agreement) at the end of each period indicated. Failure to maintain these ratios will result in a default under our senior credit facility. The financial ratios required under the amended and restated senior credit facility (or the predecessor facility, as applicable) and the actual ratios we achieved for the two quarters of 2016, are as follows:

	Quarter Ended
	June 30, 2016		March 31, 2016
	Required	Actual	Required	Actual
Leverage Ratio (maximum)	3.50	1.45	3.50	1.54
Interest Coverage Ratio (minimum)	2.75	13.93	2.75	13.90
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
As of June 30, 2016, we were in compliance with all the financial covenants and operational restrictions of the senior credit facility. Our senior credit facility does not contain any terms that could accelerate payment of the facility or affect pricing under the facility as a result of a credit rating agency downgrade.
Senior Notes. As of June 30, 2016, our outstanding senior notes also included $175 million of 6 7/8 percent senior notes due December 15, 2020 which consisted of $173 million net carrying amount including a $2 million debt issuance cost, $225 million of 5 3/8 percent senior notes due December 15, 2024 which consisted of $221 million net carrying amount including a $4 million debt issuance cost and $500 million of 5 percent senior notes due July 15, 2026 which consisted of $492 million net carrying amount including a $8 million debt issuance cost. We redeemed the balance of our 6 7/8 percent senior notes due 2020 on July 13, 2016. Under the indentures governing the remaining notes, we are permitted to redeem some or all of the remaining senior notes at specified prices that decline to par over a specified period, (a) on or after July 15, 2021, in case of the senior notes due 2026, and (b) on or after December 15, 2019, in the case of the senior notes due 2024. In addition, the notes may also be redeemed in whole or in part at a redemption price generally equal to 100 percent of the principal amount thereof plus a premium based on the present values of the remaining payments due to the note holders. Further, the indentures governing the notes also permit us to redeem up to 35 percent of the senior notes with the proceeds of certain equity offerings, (a) on or before July 15, 2019 at a redemption price equal to 105 percent, in case of the senior notes due 2026 and (b) on or before December 15, 2017 at a redemption price equal to 105.375 percent, in case of the senior notes due 2024. If we sell certain of our assets or experience specified kinds of changes in control, we must offer to repurchase the notes due 2026 and 2024 at 101 percent of the principal amount thereof plus accrued and unpaid interest.
Our senior notes due, respectively, December 15, 2024 and July 15, 2026 contain covenants that will, among other things, limit our ability to create liens, and enter into sale and leaseback transactions. Our senior notes due 2024 also require that, as a condition precedent to incurring certain types of indebtedness not otherwise permitted, our consolidated fixed charge coverage ratio, as calculated on a pro forma basis, be greater than 2.00, as well as containing restrictions on our operations, including limitations on: (i) incurring additional indebtedness; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; (v) asset sales and (vi) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee our senior notes on a joint and several basis. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. As of June 30, 2016, we were in compliance with the covenants and restrictions of these indentures.
Accounts Receivable Securitization. We securitize some of our accounts receivable on a limited recourse basis in the U.S. and Europe. As servicer under these accounts receivable securitization programs, we are responsible for performing all accounts receivable administration functions for these securitized financial assets including collections and processing of customer invoice adjustments. In the U.S., we have an accounts receivable securitization program with three commercial banks comprised of a first priority facility and a second priority facility. We securitize original equipment and aftermarket receivables on a daily basis under the bank program. In March 2015, the U.S. program was amended and extended to April 30, 2017. The first priority facility provides financing of up to $130 million and the second priority facility, which is subordinated to the first priority facility, provides up to an additional $50 million of financing. Both facilities monetize accounts receivable generated in the U.S. that meet certain eligibility requirements. The second priority facility also monetizes certain accounts receivable generated in the U.S. that would otherwise be ineligible under the first priority securitization facility. The amount of outstanding third-party investments in our securitized accounts receivable under the U.S. program was zero and $30 million at June 30, 2016 and December 31, 2015, respectively.
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
We also securitize receivables in our European operations with regional banks in Europe under various separate facilities. The commitments for these arrangements are generally for one year, but some may be canceled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon notification. The amount of outstanding third-party investments in our securitized accounts receivable in Europe was $222 million and $174 million at June 30, 2016 and December 31, 2015, respectively.
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
In our U.S. accounts receivable securitization programs, we transfer a partial interest in a pool of receivables and the interest that we retain is subordinate to the transferred interest. Accordingly, we account for our U.S. securitization program as a secured borrowing. In our European programs, we transfer accounts receivables in their entirety to the acquiring entities and satisfy all of the conditions established under ASC Topic 860, “Transfers and Servicing,” to report the transfer of financial assets in their entirety as a sale. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under our European securitization programs approximates the fair value of such receivables. We recognized less than $1 million interest expense in each of the three month periods ended June 30, 2016 and 2015 and $1 million in each of the six month periods ended June 30, 2016 and 2015, relating to our U.S. securitization program. In addition, we recognized a loss of $1 million in each of the three month periods ended June 30, 2016 and 2015, and $2 million in each of the six month periods ended June 30, 2016 and 2015, on the sale of trade accounts receivable in our European accounts receivable securitization programs, representing the discount from book values at which these receivables were sold to our banks. The discount rate varies based on funding costs incurred by our banks. The discount rate varies based on funding costs incurred by our banks, which averaged approximately two percent during the first six months of both 2016 and 2015.
Financial Instruments. One of our European subsidiaries receives payment from one of its customers whereby the accounts receivable are satisfied through the early delivery of financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets. Such financial instruments held by our European subsidiary totaled zero and less than $1 million as of June 30, 2016 and December 31, 2015, respectively.
In certain instances, several of our Chinese subsidiaries receive payment from customers through the receipt of financial instruments on the date the customer payments are due. Several of our Chinese subsidiaries also satisfy vendor payments through the delivery of financial instruments on the date the payments are due. Financial instruments issued to satisfy vendor payables and not redeemed totaled $27 million and $15 million at June 30, 2016 and December 31, 2015, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $13 million and $8 million at June 30, 2016 and December 31, 2015, respectively. We classify financial instruments received from our customers as other current assets if issued by a financial institution of our customers or as customer notes and accounts, if issued by our customer. We classified $13 million and $8 million in other current assets at June 30, 2016 and December 31, 2015, respectively.
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
Supply Chain Financing. Certain of our suppliers in the U.S. participate in a supply chain financing program under which they securitize their accounts receivables from Tenneco. The financial institution that participates in the supply chain financing program does so on an uncommitted basis and can cease purchasing receivables from Tenneco's suppliers at any time. If the financial institution did not continue to purchase receivables from Tenneco's suppliers under this program, the participating vendors may have a need to renegotiate their payment terms with Tenneco which in turn would cause our borrowings under our revolving credit facility to increase.
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

Derivative Financial Instruments
Foreign Currency Exchange Rate Risk
When foreign currency exchange rate risk cannot be managed by operational strategies, we use derivative financial instruments, principally foreign currency forward purchase and sale contracts with terms of less than one year, to hedge our exposure to changes in foreign currency exchange rates. Our primary exposure to changes in foreign currency rates results from intercompany loans and accounts receivable and payable in nonfunctional currencies made between affiliates to minimize the need for borrowings from third parties. Additionally, we enter into foreign currency forward purchase and sale contracts to mitigate our exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables. We manage counter-party credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements. We do not enter into derivative financial instruments for speculative purposes.
In managing our foreign currency exposures, we identify and then hedge exposures by creating offsetting intercompany exposures or through third-party derivative contracts. The fair value of our foreign currency forward contracts was a net asset position of $4 million at June 30, 2016 and is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. The following table summarizes by major currency the notional amounts for our foreign currency forward purchase and sale contracts as of June 30, 2016. All contracts in the following table mature in 2016.

		June 30, 2016
		Notional Amount in Foreign Currency
		(Millions)
Australian dollars	—Purchase	2
British pounds	—Purchase	20
	—Sell	(39)
Canadian dollars	—Sell	(2)
European euro	—Purchase	28
	—Sell	(91)
Japanese yen	—Purchase	240
	—Sell	(401)
Mexican peso	—Purchase	320
South African rand	—Purchase	141
	—Sell	(185)
U.S. dollars	—Purchase	164
	—Sell	(77)
Interest Rate Risk
Our financial instruments that are sensitive to market risk for changes in interest rates are primarily our debt securities. We use our revolving credit facility to finance our short-term and long-term capital requirements. We pay a current market rate of interest on these borrowings. Our long-term capital requirements have been financed with long-term debt with original maturity dates ranging from five to ten years. On June 30, 2016, we had $916 million in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed through July 2026, $225 million is fixed through December 2024, $175 million is fixed through the redemption date of July 13, 2016, and the remainder is fixed from 2016 through 2025. We also have $386 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” earlier in this Management’s Discussion and Analysis.
We estimate that the fair value of our long-term debt at June 30, 2016 was about 102 percent of its book value. A one percentage point increase or decrease in interest rates related to our variable interest rate debt would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $5 million.

Environmental Matters, Legal Proceedings and Product Warranties
Note 7 in our notes to condensed consolidated financial statements located in Part I Item 1 of this Form 10-Q is incorporated herein for reference.
We expect to continue to incur legal and related costs in 2016 pertaining to the ongoing antitrust investigation. Such costs may not be evenly distributed throughout the year.
Tenneco 401(K) Retirement Savings Plan
Effective January 1, 2012, the Tenneco Employee Stock Ownership Plan for Hourly Employees and the Tenneco Employee Stock Ownership Plan for Salaried Employees were merged into one plan called the Tenneco 401(k) Retirement Savings Plan (the “Retirement Savings Plan”). Under the plan, subject to limitations in the Internal Revenue Code, participants may elect to defer up to 75 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We match 100 percent of an employee's contributions up to three percent of the employee's salary and 50 percent of an employee's contributions that are between three percent and five percent of the employee's salary. In connection with freezing the defined benefit pension plans for nearly all U.S. based salaried and non-union hourly employees effective December 31, 2006, and the related replacement of those defined benefit plans with defined contribution plans, we are making additional contributions to the Retirement Savings Plan. We recorded expense for these contributions of approximately $14 million and $13 million for the six month periods ended June 30, 2016 and 2015, respectively. Matching contributions vest immediately. Defined benefit replacement contributions fully vest on the employee’s third anniversary of employment.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) Not applicable.
(c) Purchase of equity securities by the issuer and affiliated purchasers. The following table provides information relating to our purchase of shares of our common stock in the second quarter of 2016. These purchases reflect shares withheld upon vesting of restricted stock for minimum tax withholding obligations as well as shares repurchased through our share repurchase program. We generally intend to continue to satisfy statutory minimum tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares.
In January 2015, our Board of Directors approved a share repurchase program, authorizing our company to repurchase up to $350 million of our outstanding common stock over a three-year period. This repurchase program does not obligate Tenneco to make repurchases at any specific time or situation and is part of our overall capital allocation strategy. In October 2015, our Board of Directors expanded our company's share repurchase plan, authorizing the repurchase of an additional $200 million of our company's outstanding common stock. This authorization is in addition to the $350 million share repurchase program our company announced in January 2015. We repurchased 1,132,805 shares for $57 million through this program in the six months ended June 30, 2016. Since we announced the current share repurchase program in January 2015, we have repurchased 5.4 million shares for $270 million through June 30, 2016 and anticipate completing the remaining share repurchase authorization of $280 million by the end of 2017.

Period	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares That May Yet be Purchased Under These Plans or Programs (Millions)
April 2016	1,052	$46.85	—	$321
May 2016	240,153	$52.29	240,000	308
June 2016	533,104	$53.06	532,805	280
Total	774,309	$52.81	772,805	$280

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, Tenneco Inc. has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TENNECO INC.

By:	/S/ KENNETH R. TRAMMELL
Kenneth R. Trammell
Executive Vice President and Chief Financial Officer
Dated: August 5, 2016

INDEX TO EXHIBITS
TO
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2016

Exhibit Number		Description
3.1	—	By-laws of Tenneco Inc., amended as of July 13, 2016 (incorporated herein by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed July 15, 2016).

4.1	—
Second Supplemental Indenture, dated as of June 13, 2016, to the Indenture, dated as of December 5, 2014, among the registrant, the guarantors named therein and U.S. Bank National Association, as trustee (including the form of the 6 7/8% senior notes due 2020) (incorporated herein by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed June 14, 2016).

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