Form 10-Q
period 2016-09-30
TENNECO INC
filed 2016-11-04
CIK 1024725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
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
Common Stock, par value $0.01 per share: 55,040,608 shares outstanding as of October 28, 2016.

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

•
changes in consumer demand for our automotive, commercial or aftermarket products, or changes in automotive and commercial vehicle manufacturers’ production rates and their actual and forecasted requirements for our products due to difficult economic conditions;

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

•	our ability to successfully execute cash management and other cost reduction plans, and to realize the anticipated benefits from these plans;

•	economic, exchange rate and political conditions in the countries where we operate or sell our products;

•	industrywide strikes, labor disruptions at our facilities or any labor or other economic disruptions at any of our significant customers or suppliers or any of our customers’ other suppliers;

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
FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS (UNAUDITED)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Tenneco Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Tenneco Inc. and its subsidiaries as of September 30, 2016, and the related condensed consolidated statements of income, comprehensive income, and cash flows for the three and nine month periods ended September 30, 2016 and 2015 and changes in shareholders' equity for the nine months ended September 30, 2016 and 2015. These interim financial statements are the responsibility of the Company’s management.
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
November 4, 2016

The “Report of Independent Registered Public Accounting Firm” included above is not a “report” or “part of a Registration Statement” prepared or certified by an independent accountant within the meaning of Sections 7 and 11 of the Securities Act of 1933, and the accountants’ Section 11 liability does not extend to such report.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
	(Millions Except Share and Per Share Amounts)
Revenues
Net sales and operating revenues	$2,096	$2,025	$6,444	$6,178

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	1,741	1,707	5,321	5,157
Engineering, research, and development	41	35	117	114
Selling, general, and administrative	109	113	390	359
Depreciation and amortization of other intangibles	53	53	159	154
	1,944	1,908	5,987	5,784
Other income (expense)
Loss on sale of receivables	(2)	(1)	(4)	(3)
Other income	2	—	—	—
	—	(1)	(4)	(3)
Earnings before interest expense, income taxes, and noncontrolling interests	152	116	453	391
Interest expense	24	16	76	49
Earnings before income taxes and noncontrolling interests	128	100	377	342
Income tax expense (benefit)	(69)	34	5	122
Net income	197	66	372	220
Less: Net income attributable to noncontrolling interests	17	14	49	41
Net income attributable to Tenneco Inc.	$180	$52	$323	$179
Earnings per share
Weighted average shares of common stock outstanding —
Basic	55,679,969	59,587,628	56,511,838	60,428,806
Diluted	56,165,709	60,020,995	56,958,447	60,946,772
Basic earnings per share of common stock	$3.24	$0.89	5.72	2.97
Diluted earnings per share of common stock	$3.21	$0.88	5.67	2.94
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of income.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30, 2016
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	(Millions)
Net Income		$180		$17		$197
Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance July 1	$(294)		$(2)		$(296)
Translation of foreign currency statements	1	1	—	—	1	1
Balance September 30	(293)		(2)		(295)
Additional Liability for Pension and Postretirement Benefits
Balance July 1	(361)		—		(361)
Additional Liability for Pension and Postretirement Benefits, net of tax	4	4	—	—	4	4
Balance September 30	(357)		—		(357)
Balance September 30	$(650)		$(2)		$(652)
Other Comprehensive Income		5		—		5
Comprehensive Income		$185		$17		$202
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

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Nine Months Ended September 30, 2016
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	(Millions)
Net Income		$323		$49		$372
Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$(297)		$(1)		$(298)
Translation of foreign currency statements	4	4	(1)	(1)	3	3
Balance September 30	(293)		(2)		(295)
Additional Liability for Pension and Postretirement Benefits
Balance January 1	(368)		—		(368)
Additional Liability for Pension and Postretirement Benefits, net of tax	11	11	—	—	11	11
Balance September 30	(357)		—		(357)
Balance September 30	$(650)		$(2)		$(652)
Other Comprehensive Income (Loss)		15		(1)		14
Comprehensive Income		$338		$48		$386
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

TENNECO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2016	December 31, 2015
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$324	$287
Restricted cash	2	1
Receivables —
Customer notes and accounts, net	1,276	1,102
Other	22	10
Inventories —
Finished goods	275	257
Work in process	270	233
Raw materials	145	135
Materials and supplies	63	57

Prepayments and other	300	229
Total current assets	2,677	2,311
Other assets:
Long-term receivables, net	10	13
Goodwill	58	60
Intangibles, net	20	22
Deferred income taxes	218	218
Other	101	100
	407	413
Plant, property, and equipment, at cost	3,584	3,418
Less — Accumulated depreciation and amortization	(2,262)	(2,175)
	1,322	1,243
Total Assets	$4,406	$3,967
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)	$124	$86
Accounts payable	1,457	1,376
Accrued taxes	47	37
Accrued interest	13	4
Accrued liabilities	263	250
Other	41	41
Total current liabilities	1,945	1,794
Long-term debt	1,310	1,124
Deferred income taxes	8	7
Postretirement benefits	300	318
Deferred credits and other liabilities	133	206
Commitments and contingencies
Total liabilities	3,696	3,449
Redeemable noncontrolling interests	35	43
Tenneco Inc. Shareholders’ equity:
Common stock	1	1
Premium on common stock and other capital surplus	3,091	3,081
Accumulated other comprehensive loss	(650)	(665)
Retained earnings (accumulated deficit)	(1,125)	(1,448)
	1,317	969
Less — Shares held as treasury stock, at cost	682	536
Total Tenneco Inc. shareholders’ equity	635	433
Noncontrolling interests	40	42
Total equity	675	475
Total liabilities, redeemable noncontrolling interests and equity	$4,406	$3,967
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
	(Millions)

Operating Activities
Net income	$197	$66	$372	$220
Adjustments to reconcile net income to cash provided by operating activities —
Depreciation and amortization of other intangibles	53	53	159	154
Deferred income taxes	(86)	12	(73)	(1)
Stock-based compensation	3	4	13	13
Loss on sale of assets	1	1	2	2
Changes in components of working capital —
(Increase) decrease in receivables	(10)	(17)	(189)	(237)
(Increase) decrease in inventories	(12)	(19)	(61)	(65)
(Increase) decrease in prepayments and other current assets	(34)	(1)	(69)	(4)
Increase (decrease) in payables	(7)	7	55	70
Increase (decrease) in accrued taxes	1	(29)	10	(7)
Increase (decrease) in accrued interest	9	12	9	13
Increase (decrease) in other current liabilities	10	13	(7)	31
Changes in long-term assets	1	—	5	1
Changes in long-term liabilities	11	2	9	—
Other	2	2	4	(2)
Net cash provided by operating activities	139	106	239	188
Investing Activities
Proceeds from sale of assets	1	1	4	3
Cash payments for plant, property, and equipment	(74)	(71)	(213)	(221)
Cash payments for software related intangible assets	(6)	(5)	(15)	(13)
Changes in restricted cash	1	—	(1)	1
Net cash used by investing activities	(78)	(75)	(225)	(230)
Financing Activities
Issuance of common shares	7	—	11	5
Tax impact from stock-based compensation	(11)	(5)	(10)	1
Retirement of long-term debt	(179)	(4)	(527)	(25)
Issuance of long-term debt	2	1	508	1
Debt issuance cost of long-term debt	—	—	(8)	(1)
Purchase of common stock under the share repurchase program	(89)	(114)	(146)	(158)
Net increase (decrease) in bank overdrafts	(1)	(10)	4	(21)
Net increase in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivable	198	138	223	223
Net increase (decrease) in short-term borrowings secured by accounts receivable	50	(20)	20	30
Distributions to noncontrolling interest partners	(28)	(22)	(55)	(44)
Net cash provided (used) by financing activities	(51)	(36)	20	11
Effect of foreign exchange rate changes on cash and cash equivalents	3	(25)	3	(31)
Increase (decrease) in cash and cash equivalents	13	(30)	37	(62)
Cash and cash equivalents, July 1 and January 1, respectively	311	250	287	282
Cash and cash equivalents, September 30 (Note)	$324	$220	$324	$220
Supplemental Cash Flow Information
Cash paid during the period for interest (net of interest capitalized)	$14	$5	$62	$38
Cash paid during the period for income taxes (net of refunds)	30	44	88	79
Non-cash Investing and Financing Activities
Period end balance of trade payables for plant, property, and equipment	$51	$37	$51	$37

Note: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of cash flows.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Nine Months Ended September 30,
	2016		2015
	Shares	Amount	Shares	Amount
	(Millions Except Share Amounts)
Tenneco Inc. Shareholders:
Common Stock
Balance January 1	65,067,132	$1	64,454,248	$1
Issued pursuant to benefit plans	313,332	—	—	—
Stock options exercised	383,981	—	239,490	—
Balance September 30	65,764,445	1	64,693,738	1
Premium on Common Stock and Other Capital Surplus
Balance January 1		3,081		3,059
Premium on common stock issued pursuant to benefit plans		10		15
Balance September 30		3,091		3,074
Accumulated Other Comprehensive Loss
Balance January 1		(665)		(545)
Other comprehensive income (loss)		15		(86)
Balance September 30		(650)		(631)
Retained Earnings (Accumulated Deficit)
Balance January 1		(1,448)		(1,695)
Net income attributable to Tenneco Inc.		323		179
Balance September 30		(1,125)		(1,516)
Less — Common Stock Held as Treasury Stock, at Cost
Balance January 1	7,473,325	536	3,244,692	323
Purchase of common stock through stock repurchase program	2,783,064	146	3,104,763	158
Balance September 30	10,256,389	682	6,349,455	481
Total Tenneco Inc. shareholders’ equity		$635		$447
Noncontrolling Interests:
Balance January 1		$42		$41
Net income		21		16
Other comprehensive loss		(1)		(1)
Dividends declared		(22)		(20)
Balance September 30		$40		$36
Total equity		$675		$483
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
Prepayments and Other
Prepayments and other included $134 million and $107 million at September 30, 2016 and December 31, 2015, respectively, for in-process tools and dies that we are building for our original equipment customers.
Accounts Payable
Accounts payable included $108 million and $93 million at September 30, 2016 and December 31, 2015, respectively, for accrued compensation and $20 million and $17 million at September 30, 2016 and December 31, 2015, respectively, for bank overdrafts at our European subsidiaries.

(2)	Financial Instruments
The net carrying and estimated fair values of our financial instruments by class at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016		December 31, 2015
	Net Carrying Amount	Fair Value	Net Carrying Amount	Fair Value
	(Millions)
Long-term debt (including current maturities)	$1,311	$1,344	$1,125	$1,160
Instruments with off-balance sheet risk:
Foreign exchange forward contracts:
Asset derivative contracts	1	1	1	1
Asset and Liability Instruments — The fair value of cash and cash equivalents, short and long-term receivables, accounts payable, and short-term debt was considered to be the same as or was not determined to be materially different from the carrying amount.
Long-term Debt — The fair value of our public fixed rate senior notes is based on quoted market prices (level 1). The fair value of our private borrowings under our senior credit facility and other long-term debt instruments is based on the market value of debt with similar maturities, interest rates and risk characteristics (level 2). The fair value of our level 1 debt, as classified in the fair value hierarchy, was $744 million and $748 million at September 30, 2016 and December 31, 2015, respectively. We have classified $584 million and $390 million as level 2 in the fair value hierarchy at September 30, 2016 and December 31, 2015, respectively, since we utilize valuation inputs that are observable both directly and indirectly. We classified the remaining $16 million and $22 million, consisting of foreign subsidiary debt, as level 3 in the fair value hierarchy at September 30, 2016 and December 31, 2015, respectively.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

The fair value hierarchy definition prioritizes the inputs used in measuring fair value into the following levels:

Level 1	—	Quoted prices in active markets for identical assets or liabilities.

Level 2	—	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

Level 3	—	Unobservable inputs based on our own assumptions.
Foreign Exchange Forward Contracts — When foreign currency exchange rate risk cannot be managed by operational strategies, we use derivative financial instruments, principally foreign currency forward purchase and sales contracts with terms of less than one year, to hedge our exposure to changes in foreign currency exchange rates. Our primary exposure to changes in foreign currency rates results from intercompany loans and accounts receivable and payable in nonfunctional currencies made between affiliates to minimize the need for borrowings from third parties. Additionally, we enter into foreign currency forward purchase and sale contracts to mitigate our exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables. We manage counter-party credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements. We do not enter into derivative financial instruments for speculative purposes. The fair value of our foreign currency forward contracts is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. We record the change in fair value of these foreign exchange forward contracts as part of currency gains (losses) within cost of sales in the condensed consolidated statements of income. The fair value of foreign exchange forward contracts are recorded in prepayments and other current assets or other current liabilities in the condensed consolidated balance sheet. The fair value of our foreign exchange forward contracts was a net asset position of $1 million at both September 30, 2016 and December 31, 2015.
The following table summarizes by major currency the notional amounts for foreign currency forward purchase and sale contracts as of September 30, 2016 (all of which mature in 2016):

		Notional Amount in Foreign Currency
		(Millions)
Australian dollars	—Purchase	3
British pounds	—Purchase	47
	—Sell	(45)
Canadian dollars	—Sell	(2)
European euro	—Purchase	57
	—Sell	(121)
Japanese yen	—Purchase	677
	—Sell	(240)
Mexican peso	—Purchase	280
South African rand	—Purchase	137
	—Sell	(184)
U.S. dollars	—Purchase	193
	—Sell	(138)
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
We have two performance guarantee agreements in the U.K. between Tenneco Management (Europe) Limited (“TMEL”) and the two Walker Group Retirement Plans, the Walker Group Employee Benefit Plan and the Walker Group Executive Retirement Benefit Plan (the “Walker Plans”), whereby TMEL will guarantee the payment of all current and future pension contributions in the event of a payment default by the sponsoring or participating employers of the Walker Plans. The Walker Plans are comprised of employees from Tenneco Walker (U.K.) Limited and our Futaba-Tenneco U.K. joint venture. Employer

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

contributions are funded by both Tenneco Walker (U.K.) Limited, as the sponsoring employer and Futaba-Tenneco U.K., as a participating employer. The performance guarantee agreements are expected to remain in effect until all pension obligations for the Walker Plans’ sponsoring and participating employers have been satisfied. The maximum amount payable for these pension performance guarantees that is not attributable to Tenneco is approximately $10 million as of September 30, 2016 which is determined by taking 105 percent of the liability of the Walker Plans calculated under section 179 of the U.K. Pension Act of 2004 offset by plan assets multiplied by the ownership percent attributable to Futaba-Tenneco U.K. We did not record an additional liability for this performance guarantee since Tenneco Walker (U.K.) Limited, as the sponsoring employer of the Walker Plans, already recognizes 100 percent of the pension obligation calculated based on U.S. GAAP, for all of the Walker Plans’ participating employers on its balance sheet, which was $7 million and $11 million at September 30, 2016 and December 31, 2015, respectively. At September 30, 2016, all pension contributions under the Walker Plans were current for all of the Walker Plans’ sponsoring and participating employers.
In June 2011, we entered into an indemnity agreement between TMEL and Futaba Industrial Co. Ltd. which requires Futaba to indemnify TMEL for any cost, loss or liability which TMEL may incur under the performance guarantee agreements relating to the Futaba-Tenneco U.K. joint venture. The maximum amount reimbursable by Futaba to TMEL under this indemnity agreement is equal to the amount incurred by TMEL under the performance guarantee agreements multiplied by Futaba’s shareholder ownership percentage of the Futaba-Tenneco U.K. joint venture. At September 30, 2016, the maximum amount reimbursable by Futaba to TMEL is approximately $10 million.
We have issued guarantees through letters of credit in connection with some obligations of our affiliates. As of September 30, 2016, we have guaranteed $32 million in letters of credit to support some of our subsidiaries’ insurance arrangements, foreign employee benefit programs, environmental remediation activities and cash management and capital requirements.
Financial Instruments — One of our European subsidiaries receives payment from one of its customers whereby the accounts receivable are satisfied through the delivery of negotiable financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets. Such financial instruments held by our European subsidiary totaled zero and less than $1 million at September 30, 2016 and December 31, 2015, respectively.
In certain instances, several of our Chinese subsidiaries receive payments from customers through the receipt of financial instruments on the date the customer payments are due. Several of our Chinese subsidiaries also satisfy vendor payments through the delivery of financial instruments on the date the payments are due. Financial instruments issued to satisfy vendor payables and not redeemed totaled $22 million and $15 million at September 30, 2016 and December 31, 2015, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $14 million and $8 million at September 30, 2016 and December 31, 2015, respectively. We classify financial instruments received from our customers as other current assets if issued by a financial institution of our customers or as customer notes and accounts, net if issued by our customer. We classified $14 million and $8 million in other current assets at September 30, 2016 and December 31, 2015, respectively.
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
Restricted Cash - Some of our Chinese subsidiaries that issue their own financial instruments to pay vendors are required to maintain a cash balance if they exceed credit limits with the financial institution that guarantees the financial instruments. A restricted cash balance was required at those Chinese subsidiaries for $2 million and $1 million at September 30, 2016 and December 31, 2015, respectively.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
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
As of September 30, 2016, the senior credit facility provides us with a total revolving credit facility size of $1,200 million and had a $274 million balance outstanding under the Tranche A Term Facility, both of which will mature on December 8, 2019. Net carrying amount for the balance outstanding under the Tranche A Term Facility including a $2 million debt issuance cost was $272 million as of September 30, 2016. Funds may be borrowed, repaid and re-borrowed under the revolving credit facility without premium or penalty (subject to any customary LIBOR breakage fees). The revolving credit facility is reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. Outstanding letters of credit reduce our availability to borrow revolving loans under the facility. We are required to make quarterly principal payments under the Tranche A Term Facility of $3.75 million through December 31, 2016, $5.625 million beginning March 31, 2017 through December 31, 2017, $7.5 million beginning March 31, 2018 through September 30, 2019 and a final payment of $195 million is due on December 8, 2019. We have excluded the required payments, within the next twelve months, under the Tranche A Term Facility totaling $21 million from current liabilities as of September 30, 2016, because we have the intent and ability to refinance the obligations on a long-term basis by using our revolving credit facility.
The financial ratios required under the amended and restated senior credit facility, and the actual ratios we achieved for the three quarters of 2016, are as follows:

	Quarter Ended
	September 30, 2016		June 30, 2016		March 31, 2016
	Required	Actual	Required	Actual	Required	Actual
Leverage Ratio (maximum)	3.50	1.52	3.50	1.45	3.50	1.54
Interest Coverage Ratio (minimum)	2.75	14.26	2.75	13.93	2.75	13.90
The senior credit facility includes a maximum leverage ratio covenant of 3.50 and a minimum interest coverage ratio of 2.75, in each case through December 8, 2019.
At September 30, 2016, of the $1,200 million available under the revolving credit facility, we had unused borrowing capacity of $891 million with $309 million in outstanding borrowings and no outstanding letters of credit. As of September 30, 2016, our outstanding debt also included (i) $274 million of a term loan which consisted of a $272 million net carrying amount including a $2 million debt issuance cost related to our Tranche A Term Facility which is subject to quarterly principal payments as described above through December 8, 2019, (ii) $225 million of notes which consisted of a $221 million net carrying amount including a $4 million debt issuance cost related to our 5 3/8 percent senior notes due December 15, 2024, (iii) $500 million of notes which consisted of a $492 million net carrying amount including a $8 million debt issuance cost related to our 5 percent senior notes due July 15, 2026 (which were issued on June 13, 2016), and (iv) $140 million of other debt.
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
We recorded $16 million and $8 million of pre-tax interest charges in June and July of 2016, respectively, related to the repurchase and redemption of our 6 7/8 percent senior notes due in 2020 and the write-off of deferred debt issuance costs relating to those notes.

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

and effects of changes in tax laws or rates, are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.
We reported income tax benefit of $69 million and tax expense of $34 million in the three month periods ended September 30, 2016 and 2015, respectively. The tax benefit recorded in the third quarter of 2016 included a net tax benefit of $105 million primarily relating to recognizing a U.S. tax benefit for foreign taxes. During the third quarter, we completed our detailed analysis of our ability to recognize and utilize foreign tax credits within the carryforward period. As a result, we amended our U.S. federal tax returns for the years 2006 to 2012 to claim foreign tax credits in lieu of deducting foreign taxes paid. The U.S. foreign tax credit law provides for a credit against U.S. taxes otherwise payable for foreign taxes paid with regard to dividends, interest and royalties paid to us in the U.S. The tax expense recorded in the third quarter of 2015 included a net tax benefit of $12 million primarily relating to tax adjustments to prior year U.S. research and development tax credits.
We reported income tax expense of $5 million and $122 million in the nine month periods ended September 30, 2016 and 2015, respectively. The tax expense recorded in the first nine months of 2016 included a net tax benefit of $106 million primarily relating to recognizing a U.S. tax benefit for foreign taxes as described above. The tax expense recorded in the first nine months of 2015 included a net tax benefit of $9 million primarily relating to prior year U.S. research and development tax credits, prior year intercompany transactions and tax adjustments to prior year income tax estimates.
We believe it is reasonably possible that up to $22 million in unrecognized tax benefits related to the expiration of foreign statute of limitations and the conclusion of income tax examinations may be recognized within the next twelve months.

(5)	Accounts Receivable Securitization
We securitize some of our accounts receivable on a limited recourse basis in the U.S. and Europe. As servicer under these accounts receivable securitization programs, we are responsible for performing all accounts receivable administration functions for these securitized financial assets including collections and processing of customer invoice adjustments. In the U.S., we have an accounts receivable securitization program with three commercial banks comprised of a first priority facility and a second priority facility. We securitize original equipment and aftermarket receivables on a daily basis under the bank program. In March 2015, the U.S. program was amended and extended to April 30, 2017. The first priority facility provides financing of up to $130 million and the second priority facility, which is subordinated to the first priority facility, provides up to an additional $50 million of financing. Both facilities monetize accounts receivable generated in the U.S. that meet certain eligibility requirements, and the second priority facility also monetizes certain accounts receivable generated in the U.S. that would otherwise be ineligible under the first priority securitization facility. The amount of outstanding third-party investments in our securitized accounts receivable under the U.S. program was $50 million and $30 million at September 30, 2016 and December 31, 2015, respectively.
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
We also securitize receivables in our European operations with regional banks in Europe. The arrangements to securitize receivables in Europe are provided under six separate facilities provided by various financial institutions in each of the foreign jurisdictions. The commitments for these arrangements are generally for one year, but some may be canceled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon notification. The amount of outstanding third-party investments in our securitized accounts receivable in Europe was $206 million and $174 million at September 30, 2016 and December 31, 2015, respectively.
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
In our U.S. accounts receivable securitization programs, we transfer a partial interest in a pool of receivables and the interest that we retain is subordinate to the transferred interest. Accordingly, we account for our U.S. securitization program as a secured borrowing. In our European programs, we transfer accounts receivables in their entirety to the acquiring entities and satisfy all of the conditions established under ASC Topic 860, “Transfers and Servicing,” to report the transfer of financial

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

assets in their entirety as a sale. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under our European securitization programs approximates the fair value of such receivables. We recognized $1 million interest expense in each of the three month periods ended September 30, 2016 and 2015, and $2 million in each of the nine month periods ended September 30, 2016 and 2015, relating to our U.S. securitization program. In addition, we recognized a loss of $1 million in each of the three month periods ended September 30, 2016 and 2015, and $4 million and $3 million in the nine month periods ended September 30, 2016 and 2015, respectively, on the sale of trade accounts receivable in our European accounts receivable securitization programs, representing the discount from book values at which these receivables were sold to our banks. The discount rate varies based on funding costs incurred by our banks, which averaged approximately two percent during the first nine months of both 2016 and 2015.

(6)	Restructuring and Other Charges
Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. For the full year 2015, we incurred $63 million in restructuring and related costs including asset write-downs of $10 million, primarily related to European cost reduction efforts, exiting the Marzocchi suspension business, headcount reductions in Australia and South America, and the closure of a JIT plant in Australia, of which $46 million was recorded in cost of sales, $11 million in SG&A, $1 million in engineering expense, $1 million in other expense and $4 million in depreciation and amortization expense. In the third quarter of 2016, we incurred $7 million in restructuring and related costs, primarily related to manufacturing footprint improvements in North America Ride Performance as well as headcount reduction and cost improvement initiatives in Europe and China Clean Air, of which $3 million was recorded in cost of sales and $4 million in SG&A. In the third quarter of 2015, we incurred $35 million in restructuring and related costs including asset write-downs of $9 million, primarily related to European cost reduction efforts, exiting the Marzocchi suspension business, and headcount reductions in Australia and South America, of which $27 million was recorded in cost of sales, $3 million in SG&A, $1 million in engineering expense and $4 million in depreciation and amortization expense. In the first nine months of 2016, we incurred $26 million in restructuring and related costs including asset write-downs of $5 million, primarily related to manufacturing footprint improvements in North America Ride Performance as well as headcount reduction and cost improvement initiatives in Europe and China Clean Air and South America, of which $9 million was recorded in cost of sales, $12 million in SG&A, $2 million in other expense and $3 million in depreciation and amortization expense. In the first nine months of 2015, we incurred $47 million in restructuring and related costs including asset write-downs of $9 million, primarily related to European cost reduction efforts, exiting the Marzocchi suspension business, headcount reductions in Australia and South America and the closure of a JIT plant in Australia, of which $37 million was recorded in cost of sales, $5 million in SG&A, $1 million in engineering expense and $4 million in depreciation and amortization expense.
Amounts related to activities that are part of our restructuring reserves are as follows:

	December 31, 2015 Restructuring Reserve	2016 Expenses	2016 Cash Payments	Impact of Exchange Rates	September 30, 2016 Restructuring Reserve
	(Millions)
Employee Severance, Termination Benefits and Other Related Costs	$30	21	(35)	1	$17
On January 31, 2013, we announced our intent to reduce structural costs in Europe by approximately $60 million annually. During the first quarter of 2016, we reached an annualized run rate on this cost reduction initiative of $49 million. With the disposition of the Gijon plant, which was completed at the end of the first quarter, the annualized rate essentially reached our target of $55 million, at the current exchange rates. In the third quarter of 2016, we incurred $7 million in restructuring and related costs, of which $1 million was related to this initiative. In the first nine months of 2016, we incurred $26 million in restructuring and related costs, of which $16 million was related to this initiative. While we are nearing the completion of this initiative, we expect to incur additional restructuring and related costs in 2016 due to certain ongoing matters. For example, we closed the Gijon plant in 2013, but subsequently re-opened it in July 2014 with about half of its prior workforce after the employees' works council successfully filed suit challenging the closure decision. Pursuant to an agreement we entered into with employee representatives, we engaged in a sales process for the facility. In March of 2016, we signed an agreement to transfer ownership of the manufacturing facility in Gijon, Spain to German private equity fund Quantum Capital Partners A.G. (QCP). The transfer to QCP was effective March 31, 2016 and under a three year manufacturing agreement, QCP will also continue as a supplier to Tenneco.
On July 22, 2015, we announced our intention to discontinue our Marzocchi motorcycle fork suspension product line and our mountain bike suspension product line, and liquidate our Marzocchi operations. These actions were subject to a

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

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
Under the terms of our amended and restated senior credit agreement that took effect on December 8, 2014, we are allowed to exclude up to $150 million in the aggregate of all costs, expenses, fees, fines, penalties, judgments, legal settlements and other amounts associated with any restructuring, litigation, claim, proceeding or investigation related to or undertaken by us or any of our subsidiaries, together with any related provision for taxes, incurred after December 8, 2014 in the calculation of the financial covenant ratios required under our senior credit facility. As of September 30, 2016, we had excluded $74 million of allowable charges relating to restructuring initiatives against the $150 million available under the terms of the senior credit facility.

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
Environmental Matters
We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense costs related to an existing condition caused by past operations that do not contribute to current or future revenue generation. As of September 30, 2016, we have the obligation to remediate or contribute towards the remediation of certain sites, including one Federal Superfund site. At September 30, 2016, our aggregated estimated share of environmental remediation costs for all these sites on a discounted basis was approximately $16 million, of which $2 million is recorded in other current liabilities and $14 million is recorded in deferred credits and other liabilities in our condensed consolidated balance sheet. For those locations where the liability was discounted, the weighted average discount rate used was 1.7 percent. The undiscounted value of the estimated remediation costs was $19 million. Our expected payments of environmental remediation costs are estimated to be approximately $1 million in 2016, $2 million in 2017, $1 million in each year beginning 2018 through 2020 and $13 million in aggregate thereafter.
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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

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
Other Legal Proceedings, Claims and Investigations
We are also from time to time involved in other legal proceedings, claims or investigations. Some of these matters involve allegations of damages against us relating to environmental liabilities (including toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warning issues, and other product liability related matters), taxes, employment matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. Additionally, some of these matters involve allegations relating to legal compliance. For example, in the U.S. we are subject to an audit in 11 states with respect to the payment of unclaimed property to those states, spanning a period as far back as over 30 years. While we vigorously defend ourselves against all of these legal proceedings, claims and investigations and take other actions to minimize our potential exposure, in future periods, we could be subject to cash costs or charges to earnings if any of these matters are resolved on unfavorable terms. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, including our assessment of the merits of the particular claim, except as described above under "Antitrust Investigations," we do not expect the legal proceedings, claims or investigations currently pending against us will have any material adverse impact on our consolidated financial position, results of operations or liquidity.
In addition, for many years we have been and continue to be subject to lawsuits initiated by claimants alleging health problems as a result of exposure to asbestos. Our current docket of active and inactive cases is less than 500 cases nationwide. A small number of claims have been asserted against one of our subsidiaries by railroad workers alleging exposure to asbestos products in railroad cars. The substantial majority of the remaining claims are related to alleged exposure to asbestos in our automotive products although a significant number of those claims appear also to involve occupational exposures sustained in industries other than automotive. We believe, based on scientific and other evidence, it is unlikely that claimants were exposed to asbestos by our former products and that, in any event, they would not be at increased risk of asbestos-related disease based on their work with these products. Further, many of these cases involve numerous defendants, with the number in some cases exceeding 100 defendants from a variety of industries. Additionally, in many cases the plaintiffs either do not specify any, or specify the jurisdictional minimum, dollar amount for damages. As major asbestos manufacturers and/or users continue to go out of business or file for bankruptcy, we may experience an increased number of these claims. We vigorously defend ourselves

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

against these claims as part of our ordinary course of business. In future periods, we could be subject to cash costs or charges to earnings if any of these matters are resolved unfavorably to us. To date, with respect to claims that have proceeded sufficiently through the judicial process, we have regularly achieved favorable resolutions. Accordingly, we presently believe that these asbestos-related claims will not have a material adverse impact on our future consolidated financial position, results of operations or liquidity.
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
Below is a table that shows the activity in the warranty accrual accounts:

	Nine Months Ended September 30,
	2016	2015
	(Millions)
Beginning Balance January 1,	$23	$26
Accruals related to product warranties	6	11
Reductions for payments made	(10)	(13)
Ending Balance September 30,	$19	$24

(8)	Earnings Per Share
Earnings per share of common stock outstanding were computed as follows:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
	(Millions Except Share and Per Share Amounts)
Basic earnings per share —
Net income attributable to Tenneco Inc.	$180	$52	$323	$179
Weighted Average shares of common stock outstanding	55,679,969	59,587,628	56,511,838	60,428,806
Earnings per share of common stock	$3.24	$0.89	$5.72	$2.97
Diluted earnings per share —
Net income attributable to Tenneco Inc.	$180	$52	$323	$179
Weighted Average shares of common stock outstanding	55,679,969	59,587,628	56,511,838	60,428,806
Effect of dilutive securities:
Restricted stock	207,707	76,203	144,145	91,615
Stock options	278,033	357,164	302,464	426,351
Weighted Average shares of common stock outstanding including dilutive securities	56,165,709	60,020,995	56,958,447	60,946,772
Earnings per share of common stock	$3.21	$0.88	$5.67	$2.94

Options to purchase 171,580 and 175,343 shares of common stock were outstanding as of September 30, 2016 and 2015, respectively, but not included in the computation of diluted earnings per share respectively, because the options were anti-dilutive.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

(9)	Common Stock
Equity Plans — We have granted a variety of awards, including common stock, restricted stock, restricted stock units, performance units, stock appreciation rights (“SARs”), and stock options to our directors, officers, and employees.
Accounting Methods — We recorded compensation expense (net of taxes) of less than $1 million in the three month period ended September 30, 2016 and $1 million in the three month period ended September 30, 2015 and $1 million and $3 million in compensation expense for the nine month periods ended September 30, 2016 and 2015, respectfully, related to nonqualified stock options as part of our selling, general and administrative expense. This had no impact on basic or diluted earnings per share for each of the three month periods ended September 30, 2016 and resulted in a decrease of $0.01 in both basic and diluted earnings per share for the nine month periods ended September 30, 2016 and 2015.
For employees eligible to retire at the grant date, we immediately expense stock options and restricted stock. If employees become eligible to retire during the vesting period, we immediately recognize any remaining expense associated with their stock options and restricted stock.
As of September 30, 2016, there was less than $1 million of unrecognized compensation costs related to our stock option awards that we expect to recognize over a weighted average period of 0.3 years.
Compensation expense for restricted stock, restricted stock units, long-term performance units and SARs (net of taxes) was $5 million and $1 million for the three month periods ended September 30, 2016 and 2015, respectively, and $14 million and $10 million for the nine month periods ended September 30, 2016 and 2015, respectively, and was recorded in selling, general, and administrative expense in our condensed consolidated statements of income.
Cash received from stock option exercises for the nine month periods ended September 30, 2016 and 2015 was $4 million and $1 million, respectively.
Stock options exercised in the first nine months of 2016 and 2015 generated a tax benefit of $1 million and $6 million, respectively. We started to record this tax effect in the third quarter of 2013 when we began utilizing our federal and state NOLs.
Stock Options — The following table reflects the status and activity for all options to purchase common stock for the period indicated:

	Nine Months Ended September 30, 2016
	Shares Under Option	Weighted Avg. Exercise Prices	Weighted Avg. Remaining Life in Years	Aggregate Intrinsic Value
				(Millions)
Outstanding Stock Options
Outstanding, January 1, 2016	1,144,719	$34.69	3.7	$19
Exercised	(19,192)	9.31		1
Outstanding, March 31, 2016	1,125,527	$35.12	3.5	$12
Forfeited	(788)	51.88
Exercised	(183,774)	23.07		5
Outstanding, June 30, 2016	940,965	$37.46	3.1	$14
Forfeited	(3,183)	56.23
Exercised	(178,455)	30.17		4
Outstanding, September 30, 2016	759,327	$39.13	2.8	$12

There were no stock options granted in 2015 or 2016. The total fair value of shares vested from options that were granted prior to 2015 was $4 million for both periods ended September 30, 2016 and 2015, respectively.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

Restricted Stock — The following table reflects the status for all nonvested restricted shares for the period indicated:

	Nine Months Ended September 30, 2016
	Shares	Weighted Avg. Grant Date Fair Value
Nonvested Restricted Shares
Nonvested balance at January 1, 2016	496,842	$51.65
Granted	347,398	35.98
Vested	(156,109)	46.50
Nonvested balance at March 31, 2016	688,131	$44.90
Vested	(20,221)	42.32
Forfeited	(32,192)	53.91
Nonvested balance at June 30, 2016	635,718	$44.42
Granted	3,368	55.02
Vested	(23,705)	37.37
Forfeited	(3,485)	53.34
Nonvested balance at September 30, 2016	611,896	$44.70
The fair value of restricted stock grants is usually equal to the average of the high and low trading price of our stock on the date of grant. As of September 30, 2016, approximately $15 million of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of approximately 2.0 years. The total fair value of restricted shares vested was $9 million and $6 million at September 30, 2016 and 2015, respectively.
In January 2015, our Board of Directors approved a share repurchase program, authorizing our company to repurchase up to $350 million of our outstanding common stock over a three year period. This repurchase program does not obligate Tenneco to make repurchases at any specific time or situation and is part of our overall capital allocation strategy. In October 2015, our Board of Directors expanded our company's share repurchase plan, authorizing the repurchase of an additional $200 million of our company's outstanding common stock. This authorization is in addition to the $350 million share repurchase program our company announced in January 2015. We repurchased 2.8 million shares for $146 million through this program in the nine months ended September 30, 2016. Since we announced the current share repurchase program in January 2015, we have repurchased 7.0 million shares for $359 million through September 30, 2016.
Treasury stock shares including repurchased shares were 10,256,389 and 7,473,325 shares at September 30, 2016 and December 31, 2015, respectively.
Long-Term Performance Units, Restricted Stock Units and SARs — Long-term performance units, restricted stock units and SARs are paid in cash and recognized as a liability based upon their fair value. As of September 30, 2016, $21 million of total unrecognized compensation costs is expected to be recognized over a weighted-average period of approximately 1.0 years.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

(10)	Pension Plans, Postretirement and Other Employee Benefits
Net periodic pension costs and postretirement benefit costs consist of the following components:

	Three Months Ended September 30,
	Pension				Postretirement
	2016		2015		2016	2015
	US	Foreign	US	Foreign	US	US
	(Millions)
Service cost — benefits earned during the period	$1	$2	$—	$3	$—	$—
Interest cost	4	4	4	2	1
Expected return on plan assets	(6)	(5)	(5)	(6)	—	—
Net amortization:
Actuarial loss	2	1	1	3	2	2
Prior service cost (credit)	—	1	—	1	(1)	(1)
Net pension and postretirement costs	$1	$3	$—	$3	$2	$1

	Nine Months Ended September 30,
	Pension				Postretirement
	2016		2015		2016	2015
	US	Foreign	US	Foreign	US	US
	(Millions)
Service cost — benefits earned during the period	$1	$6	$1	$7	$—	$—
Interest cost	13	11	13	11	4	4
Expected return on plan assets	(18)	(15)	(17)	(16)	—	—
Net amortization:
Actuarial loss	6	5	5	6	4	4
Prior service cost (credit)	—	1	—	1	(1)	(3)
Net pension and postretirement costs	$2	$8	$2	$9	$7	$5

For the nine months ended September 30, 2016, we made pension contributions of $2 million and $10 million for our domestic and foreign pension plans, respectively. Based on current actuarial estimates, we believe we will be required to contribute approximately $32 million for the remainder of 2016, which includes estimated contributions for the pension buyout referenced below. Pension contributions beyond 2016 will be required, but those amounts will vary based upon many factors including, for example, the performance of our pension fund investments during 2016.
In February 2016, the Company launched a voluntary program to buy out active employees and retirees who have earned benefits in the U.S. pension plans and announced that the program is expected to be completed by the end of 2016. We will record a non-cash charge at that time. Cash payments to those who elect to take the buyout will be made from pension plan assets.
We made postretirement contributions of approximately $6 million during the first nine months of 2016. Based on current actuarial estimates, we believe we will be required to contribute approximately $3 million for the remainder of 2016.
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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

Amounts recognized for pension and postretirement benefits in other comprehensive income for the three and nine months ended September 30, 2016 and 2015 include the following components:

	Three Months Ended September 30,
	2016			2015
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before- Tax Amount	Tax Benefit	Net-of-Tax Amount
	(Millions)
Defined benefit pension and postretirement plans:
Amortization of actuarial loss included in net periodic pension and postretirement cost	5	(1)	4	6	(2)	4
Other comprehensive income – pension benefits	$5	$(1)	$4	$6	$(2)	$4

	Nine Months Ended September 30,
	2016			2015
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before- Tax Amount	Tax Benefit	Net-of-Tax Amount
	(Millions)
Defined benefit pension and postretirement plans:
Amortization of prior service cost included in net periodic pension and postretirement cost	$—	$—	$—	$(2)	$—	$(2)
Amortization of actuarial loss included in net periodic pension and postretirement cost	15	(4)	11	15	(4)	11
Other comprehensive income – pension benefits	$15	$(4)	$11	$13	$(4)	$9

(11)	New Accounting Pronouncements
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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

The following table summarizes certain Tenneco Inc. segment information:

	Clean Air Division			Ride Performance Division
	North America	Europe, South America & India	Asia Pacific	North America	Europe, South America & India	Asia Pacific	Other	Reclass & Elims	Total
	(Millions)
At September 30, 2016 and for the Three Months Ended September 30, 2016
Revenues from external customers	$716	$487	$257	$306	$258	$72	$—	$—	$2,096
Intersegment revenues	4	24	1	2	6	12	—	(49)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	44	30	37	37	11	15	(22)	—	152
Total assets	1,390	842	593	727	564	243	—	47	4,406
At September 30, 2015 and for the Three Months Ended September 30, 2015
Revenues from external customers	720	453	235	330	236	51	—	—	2,025
Intersegment revenues	4	27	—	3	7	12	—	(53)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	58	14	31	39	(21)	9	(14)	—	116
Total assets	1,292	775	532	768	557	200	—	33	4,157
At September 30, 2016 and for the Nine Months Ended September 30, 2016
Revenues from external customers	$2,252	$1,498	$777	$952	$771	$194	$—	$—	$6,444
Intersegment revenues	9	70	2	6	21	35	—	(143)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	172	75	109	127	19	38	(87)	—	453
Total assets	1,390	842	593	727	564	243	—	47	4,406
At September 30, 2015 and for the Nine Months Ended September 30, 2015
Revenues from external customers	2,150	1,381	743	1,021	718	165	—	—	6,178
Intersegment revenues	11	79	—	8	22	37	—	(157)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	179	36	86	125	(1)	27	(61)	—	391
Total assets	1,292	775	532	768	557	200	—	33	4,157

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30, 2016
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$928	$1,168	$—	$—	$2,096
Affiliated companies	134	183	—	(317)	—
	1,062	1,351	—	(317)	2,096
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	903	1,155	—	(317)	1,741
Engineering, research, and development	20	21	—	—	41
Selling, general, and administrative	48	61	—	—	109
Depreciation and amortization of other intangibles	23	30	—	—	53
	994	1,267	—	(317)	1,944
Other income (expense)
Loss on sale of receivables	(1)	(1)	—	—	(2)
Other income (expense)	(7)	9	—	—	2
	(8)	8	—	—	—
Earnings (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	60	92	—	—	152
Interest expense —
External (net of interest capitalized)	(1)	1	24	—	24
Affiliated companies (net of interest income)	(3)	2	1	—	—
Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	64	89	(25)	—	128
Income tax expense (benefit)	(107)	38	—	—	(69)
Equity in net income (loss) from affiliated companies	34	—	205	(239)	—
Net income (loss)	205	51	180	(239)	197
Less: Net income attributable to noncontrolling interests	—	17	—	—	17
Net income (loss) attributable to Tenneco Inc.	$205	$34	$180	$(239)	$180
Comprehensive income (loss) attributable to Tenneco Inc.	$205	$34	$185	$(239)	$185

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Nine Months Ended September 30, 2016
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$2,929	$3,515	$—	$—	$6,444
Affiliated companies	389	569	—	(958)	—
	3,318	4,084	—	(958)	6,444
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	2,797	3,482	—	(958)	5,321
Engineering, research, and development	59	58	—	—	117
Selling, general, and administrative	174	215	1	—	390
Depreciation and amortization of other intangibles	65	94	—	—	159
	3,095	3,849	1	(958)	5,987
Other income (expense)
Loss on sale of receivables	(2)	(2)	—	—	(4)
Other income (expense)	(6)	21	—	(15)	—
	(8)	19	—	(15)	(4)
Earnings (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	215	254	(1)	(15)	453
Interest expense —
External (net of interest capitalized)	(1)	3	74	—	76
Affiliated companies (net of interest income)	(9)	6	3	—	—
Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	225	245	(78)	(15)	377
Income tax expense (benefit)	(70)	75	—	—	5
Equity in net income (loss) from affiliated companies	121	—	401	(522)	—
Net income (loss)	416	170	323	(537)	372
Less: Net income attributable to noncontrolling interests	—	49	—	—	49
Net income (loss) attributable to Tenneco Inc.	$416	$121	$323	$(537)	$323
Comprehensive income (loss) attributable to Tenneco Inc.	$416	$121	$338	$(537)	$338

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

BALANCE SHEET

	September 30, 2016
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$324	$—	$—	$324
Restricted cash	—	2	—	—	2
Receivables, net	407	1,381	—	(490)	1,298
Inventories	364	389	—	—	753
Prepayments and other	107	193	—	—	300
Total current assets	878	2,289	—	(490)	2,677
Other assets:
Investment in affiliated companies	1,149	—	1,245	(2,394)	—
Notes and advances receivable from affiliates	949	15,714	4,792	(21,455)	—
Long-term receivables, net	9	1	—	—	10
Goodwill	22	36	—	—	58
Intangibles, net	8	12	—	—	20
Deferred income taxes	55	22	141	—	218
Other	44	48	9	—	101
	2,236	15,833	6,187	(23,849)	407
Plant, property, and equipment, at cost	1,331	2,253	—	—	3,584
Less — Accumulated depreciation and amortization	(880)	(1,382)	—	—	(2,262)
	451	871	—	—	1,322
Total assets	$3,565	$18,993	$6,187	$(24,339)	$4,406
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)
Short-term debt — non-affiliated	$—	$109	$15	$—	$124
Short-term debt — affiliated	97	211	—	(308)	—
Accounts payable	577	997	—	(117)	1,457
Accrued taxes	13	34	—	—	47
Other	120	250	12	(65)	317
Total current liabilities	807	1,601	27	(490)	1,945
Long-term debt — non-affiliated	—	15	1,295	—	1,310
Long-term debt — affiliated	1,564	15,661	4,230	(21,455)	—
Deferred income taxes	—	8	—	—	8
Postretirement benefits and other liabilities	358	75	—	—	433
Commitments and contingencies
Total liabilities	2,729	17,360	5,552	(21,945)	3,696
Redeemable noncontrolling interests	—	35	—	—	35
Tenneco Inc. shareholders’ equity	836	1,558	635	(2,394)	635
Noncontrolling interests	—	40	—	—	40
Total equity	836	1,598	635	(2,394)	675
Total liabilities, redeemable noncontrolling interests and equity	$3,565	$18,993	$6,187	$(24,339)	$4,406

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Three Months Ended September 30, 2016
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$170	$(17)	$(10)	$(4)	$139
Investing Activities
Proceeds from sale of assets	1	—	—	—	1
Cash payments for plant, property, and equipment	(29)	(45)	—	—	(74)
Cash payments for software related intangible assets	(6)	—	—	—	(6)
Changes in restricted cash	—	1	—	—	1
Net cash used by investing activities	(34)	(44)	—	—	(78)
Financing Activities
Issuance of common shares	—	—	7	—	7
Tax impact from stock-based compensation	—	—	(11)	—	(11)
Retirement of long-term debt	—	—	(179)	—	(179)
Issuance of long-term debt	—	2	—	—	2
Purchase of common stock under the share repurchase program	—	—	(89)	—	(89)
Net decrease in bank overdrafts	—	(1)	—	—	(1)
Net increase in revolver borrowings and short-term debt excluding current maturities of long-term debt	—	46	152	—	198
Net increase in short-term borrowings secured by accounts receivables	—	—	50	—	50
Intercompany dividend payments and net increase (decrease) in intercompany obligations	(137)	54	79	4	—
Distributions to noncontrolling interest partners	—	(28)	—	—	(28)
Net cash provided (used) by financing activities	(137)	73	9	4	(51)
Effect of foreign exchange rate changes on cash and cash equivalents	(1)	3	1	—	3
Increase (decrease) in cash and cash equivalents	(2)	15	—	—	13
Cash and cash equivalents, July 1	2	309	—	—	311
Cash and cash equivalents, September 30 (Note)	$—	$324	$—	$—	$324

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Three Months Ended September 30, 2015
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$17	$114	$4	$(29)	$106
Investing Activities
Proceeds from sale of assets	(1)	2	—	—	1
Cash payments for plant, property, and equipment	(36)	(35)	—	—	(71)
Cash payments for software related intangible assets	(2)	(3)	—	—	(5)
Net cash used by investing activities	(39)	(36)	—	—	(75)
Financing Activities
Tax benefit from stock-based compensation	—	—	(5)	—	(5)
Retirement of long-term debt	—	(1)	(3)	—	(4)
Issuance of long-term debt	—	1	—	—	1
Purchase of common stock under the share repurchase program	—	—	(114)	—	(114)
Net decrease in bank overdrafts	—	(10)	—	—	(10)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivables	—	(29)	167	—	138
Net decrease in short-term borrowings secured by accounts receivable	—	—	(20)	—	(20)
Intercompany dividend payments and net increase (decrease) in intercompany obligations	20	(20)	(29)	29	—
Distributions to noncontrolling interest partners	—	(22)	—	—	(22)
Net cash provided (used) by financing activities	20	(81)	(4)	29	(36)
Effect of foreign exchange rate changes on cash and cash equivalents	—	(25)	—	—	(25)
Decrease in cash and cash equivalents	(2)	(28)	—	—	(30)
Cash and cash equivalents, July 1	4	246	—	—	250
Cash and cash equivalents, September 30 (Note)	$2	$218	$—	$—	$220

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2016
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$113	$187	$(46)	$(15)	$239
Investing Activities
Proceeds from sale of assets	1	3	—	—	4
Cash payments for plant, property, and equipment	(72)	(141)	—	—	(213)
Cash payments for software related intangible assets	(10)	(5)	—	—	(15)
Changes in restricted cash	—	(1)	—	—	(1)
Net cash used by investing activities	(81)	(144)	—	—	(225)
Financing Activities
Issuance of common shares	—	—	11	—	11
Tax impact from stock-based compensation	—	—	(10)	—	(10)
Retirement of long-term debt	—	(16)	(511)	—	(527)
Issuance of long-term debt	—	8	500	—	508
Debt issuance cost of long-term debt	—	—	(8)	—	(8)
Purchase of common stock under the share repurchase program	—	—	(146)	—	(146)
Net increase in bank overdrafts	—	4	—	—	4
Net increase in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivables	—	36	187	—	223
Net increase in short-term borrowings secured by accounts receivables	—	—	20	—	20
Intercompany dividend payments and net increase (decrease) in intercompany obligations	(34)	16	3	15	—
Distributions to noncontrolling interest partners	—	(55)	—	—	(55)
Net cash provided (used) by financing activities	(34)	(7)	46	15	20
Effect of foreign exchange rate changes on cash and cash equivalents	—	3	—	—	3
Increase (decrease) in cash and cash equivalents	(2)	39	—	—	37
Cash and cash equivalents, January 1	2	285	—	—	287
Cash and cash equivalents, September 30 (Note)	$—	$324	$—	$—	$324

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
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
For the third quarter of 2016, light vehicle production was up two percent in North America, 14 percent in India and 24 percent in China compared to the third quarter of 2015. Light vehicle production was down two percent in Europe, 10 percent in South America and six percent in Australia in the third quarter of 2016 when compared to the third quarter of 2015.
Total revenues for the third quarter of 2016 were $2,096 million, up four percent from $2,025 million in the third quarter of 2015 on strong global light vehicle revenues, driven by both the Clean Air and Ride Performance product lines. Excluding the impact of currency and substrate sales, revenue was up $93 million, or six percent, from $1,550 million to $1,643 million. The increase in revenues was driven primarily by stronger OE light vehicle volumes mainly in Europe, South America and India and China as well as new platforms in Europe and China, which were partially offset by lower aftermarket and lower commercial truck, off-highway and other vehicle revenues mainly in North America.
Cost of sales (exclusive of depreciation and amortization): Cost of sales for the third quarter of 2016 was $1,741 million, or 83.1 percent of sales, compared to $1,707 million, or 84.3 percent of sales in the third quarter of 2015. The following table lists the primary drivers behind the change in cost of sales ($ millions).

Quarter ended September 30, 2015	$1,707
Volume and mix	119
Material	(31)
Currency exchange rates	(38)
Restructuring	(28)
Other Costs	12
Quarter ended September 30, 2016	$1,741

The increase in cost of sales was due to the year-over-year increase in volume and higher other costs, mainly manufacturing, partially offset by the impact of currency exchange rates, lower net material costs and lower restructuring.
Gross margin: Revenue less cost of sales for the third quarter of 2016 was $355 million, or 16.9 percent, versus $318 million, or 15.7 percent, in the third quarter of 2015. The effect on gross margin resulting from year-over-year increase in volume, lower net material costs and lower restructuring was partially offset by higher other costs, mainly manufacturing.
Engineering, research and development: Engineering, research and development expense was $41 million and $35 million in the third quarters of 2016 and 2015, respectively.
Selling, general and administrative (SG&A): SG&A expense was down $4 million in the third quarter of 2016 at $109 million compared to $113 million in the third quarter of 2015.

Depreciation and amortization: Depreciation and amortization expense was $53 million in each of the third quarters of 2016 and 2015.
Earnings before interest expense, taxes and noncontrolling interests (“EBIT”) was $152 million for the third quarter of 2016, an increase of $36 million when compared to $116 million in the third quarter of the prior year. Higher OE light vehicle volumes in Europe, South America and India and China, new platforms in Europe and China as well as lower restructuring and related expenses were partially offset by lower aftermarket and lower commercial truck, off-highway and other vehicle revenues mainly in North America. EBIT for the third quarter of 2015 also benefited from the timing of a customer recovery in China Clean Air of $5 million.
Total revenues for the first nine months of 2016 were $6,444 million, up four percent from $6,178 million in the first nine months of 2015 on strong global light vehicle revenues, driven by both the Clean Air and Ride Performance product lines. Excluding the impact of currency and substrate sales, revenue was up $327 million, or seven percent, from $4,744 million to $5,071 million. The increase in revenues was driven primarily by stronger OE light vehicle volumes in North America Clean Air, Europe, South America and India and China and increased aftermarket Ride Performance sales in Europe and South America, new platforms in North America, Europe and China as well as higher commercial truck, off-highway and other Clean Air revenue, which were partially offset by lower commercial truck, off-highway and other Ride Performance revenue mainly in North America and Europe and lower aftermarket revenue in North America.
Cost of sales (exclusive of depreciation and amortization): Cost of sales for the first nine months of 2016 was $5,321 million, or 82.6 percent of sales, compared to $5,157 million, or 83.5 percent of sales in the first nine months of 2015. The following table lists the primary drivers behind the change in cost of sales ($ millions).

Nine months ended September 30, 2015	$5,157
Volume and mix	425
Material	(107)
Currency exchange rates	(136)
Restructuring	(34)
Other Costs	16
Nine months ended September 30, 2016	$5,321

The increase in cost of sales was due to the year-over-year increase in volume and higher other costs, mainly manufacturing, partially offset by the impact of currency exchange rates, lower net material costs and lower restructuring.
Gross margin: Revenue less cost of sales for the first nine months of 2016 was $1,123 million, or 17.4 percent, versus $1,021 million, or 16.5 percent, in the first nine months of 2015. The effect on gross margin resulting from year-over-year increase in volume, lower net material costs and lower restructuring was partially offset by higher other costs, mainly manufacturing, and unfavorable currency.
Engineering, research and development: Engineering, research and development expense was $117 million and $114 million in the first nine months of 2016 and 2015, respectively.
Selling, general and administrative (SG&A): SG&A expense was up $31 million in the first nine months of 2016 at $390 million compared to $359 million in the first nine months of 2015.
Depreciation and amortization: Depreciation and amortization expense was $159 million in the first nine months of 2016, compared to $154 million in the first nine months of 2015.
EBIT was $453 million for the first nine months of 2016, an increase of $62 million when compared to $391 million in the first nine months of the prior year. Higher OE light vehicle volumes in North America Clean Air, Europe, South America and India and China, increased aftermarket Ride Performance sales in Europe and South America , new platforms in North America, Europe and China, higher commercial truck, off-highway and other Clean Air revenue, the benefit of our product cost leadership initiatives, lower restructuring and related expenses and savings from previous restructuring activities were partially offset by lower commercial truck, off-highway and other Ride Performance revenue mainly in North America and Europe, lower aftermarket revenue in North America, higher SG&A and engineering expenses and $23 million of negative currency. EBIT for the first nine months of 2015 also benefited from the timing of a customer recovery in China Clean Air of $5 million.
Results from Operations
The tables below reflect our revenues for the three months and nine months periods ended September 30, 2016 and 2015. We show the component of our OE revenue represented by substrate sales. While we generally have primary design, engineering and manufacturing responsibility for OE emission control systems, we do not manufacture substrates. Substrates are porous ceramic filters coated with a catalyst - typically, precious metals such as platinum, palladium and rhodium. These are supplied to us by Tier 2 suppliers generally as directed by our OE customers. We generally earn a small margin on these components of the system. As the need for more sophisticated emission control solutions increases to meet more stringent environmental regulations, and as we capture more diesel aftertreatment business, these substrate components have been increasing as a percentage of our revenue. While these substrates dilute our gross margin percentage, they are a necessary component of an emission control system.
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
Net Sales and Operating Revenues for the Three Months Ended September 30, 2016 and 2015

	Three Months Ended September 30, 2016
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$716	$248	$468	$—	$468
Europe, South America & India	487	181	306	(11)	317
Asia Pacific	257	55	202	(8)	210
Total Clean Air Division	1,460	484	976	(19)	995
Ride Performance Division
North America	306	—	306	(2)	308
Europe, South America & India	258	—	258	(7)	265
Asia Pacific	72	—	72	(3)	75
Total Ride Performance Division	636	—	636	(12)	648
Total Tenneco Inc.	$2,096	$484	$1,612	$(31)	$1,643

	Three Months Ended September 30, 2015
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$720	$251	$469	$—	$469
Europe, South America & India	453	166	287	—	287
Asia Pacific	235	58	177	—	177
Total Clean Air Division	1,408	475	933	—	933
Ride Performance Division
North America	330	—	330	—	330
Europe, South America & India	236	—	236	—	236
Asia Pacific	51	—	51	—	51
Total Ride Performance Division	617	—	617	—	617
Total Tenneco Inc.	$2,025	$475	$1,550	$—	$1,550

	Three Months Ended September 30, 2016 Versus Three Months Ended September 30, 2015 Dollar and Percent Increase (Decrease)
	Revenues	Percent	Value-add Revenues excluding Currency	Percent
	(Millions Except Percent Amounts)
Clean Air Division
North America	$(4)	(1)%	$(1)	—%
Europe, South America & India	34	8%	30	10%
Asia Pacific	22	9%	33	19%
Total Clean Air Division	52	4%	62	7%
Ride Performance Division
North America	(24)	(7)%	(22)	(7)%
Europe, South America & India	22	9%	29	12%
Asia Pacific	21	41%	24	47%
Total Ride Performance Division	19	3%	31	5%
Total Tenneco Inc.	$71	4%	$93	6%

Light Vehicle Industry Production by Region for Three Months Ended September 30, 2016 and 2015 (According to IHS Automotive, October 2016)

	Three Months Ended September 30,
	2016	2015	Increase (Decrease)	% Increase (Decrease)
	(Number of Vehicles in Thousands)
North America	4,457	4,368	89	2%
Europe	4,721	4,806	(85)	(2)%
South America	697	779	(82)	(10)%
India	1,124	988	136	14%
Total Europe, South America & India	6,542	6,573	(31)	—%
China	5,985	4,830	1,155	24%
Australia	45	47	(2)	(6)%
Clean Air revenue was up $52 million in the third quarter of 2016 compared to the third quarter of 2015 with higher volumes in all segments. In North America, higher volumes drove a $4 million revenue increase due to increased OE light vehicle sales offset partially by lower commercial truck, off-highway and other vehicle revenue and lower aftermarket revenue.

Currency had no impact on North American revenues. In the European, South American and Indian segment, higher volumes drove a $52 million increase in revenues mainly due to increased OE light vehicle sales in Europe and South America as well as new platforms in Europe. Currency had a $17 million unfavorable impact on European, South American and Indian revenues. In Asia Pacific, higher volumes of $43 million were mainly driven by increased OE light vehicle sales, higher commercial truck, off-highway and other revenue and new programs in China. Currency had a $10 million unfavorable impact on Asia Pacific revenues.
Ride Performance revenue was up $19 million in the third quarter of 2016 compared to the third quarter of 2015. In North America, lower volumes of $31 million were driven by lower volumes in OE light vehicle, commercial truck and aftermarket net of favorable mix. Currency had a $2 million unfavorable impact on North American revenues. In the European, South American and Indian segment, higher volumes of $29 million were driven by increases in light vehicle and aftermarket sales in the region, which was partially offset by lower commercial truck and off-highway vehicle revenues in Europe reflecting the sale of the Marzocchi specialty business. Currency had a $7 million unfavorable impact on European, South American and Indian revenues. In Asia Pacific, higher volumes of $24 million were mainly driven by increased OE light vehicle volumes in China. Currency had a $3 million unfavorable impact on Asia Pacific revenues.
Net Sales and Operating Revenues for the Nine Months Ended September 30, 2016 and 2015

	Nine Months Ended September 30, 2016
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$2,252	$792	$1,460	$(1)	$1,461
Europe, South America & India	1,498	548	950	(45)	995
Asia Pacific	777	173	604	(27)	631
Total Clean Air Division	4,527	1,513	3,014	(73)	3,087
Ride Performance Division
North America	952	—	952	(10)	962
Europe, South America & India	771	—	771	(47)	818
Asia Pacific	194	—	194	(10)	204
Total Ride Performance Division	1,917	—	1,917	(67)	1,984
Total Tenneco Inc.	$6,444	$1,513	$4,931	$(140)	$5,071

	Nine Months Ended September 30, 2015
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$2,150	$760	$1,390	$—	$1,390
Europe, South America & India	1,381	500	881	—	881
Asia Pacific	743	174	569	—	569
Total Clean Air Division	4,274	1,434	2,840	—	2,840
Ride Performance Division
North America	1,021	—	1,021	—	1,021
Europe, South America & India	718	—	718	—	718
Asia Pacific	165	—	165	—	165
Total Ride Performance Division	1,904	—	1,904	—	1,904
Total Tenneco Inc.	$6,178	$1,434	$4,744	$—	$4,744

	Nine Months Ended September 30, 2016 Versus Nine Months Ended September 30, 2015 Dollar and Percent Increase (Decrease)
	Revenues	Percent	Value-add Revenues excluding Currency	Percent
	(Millions Except Percent Amounts)
Clean Air Division
North America	$102	5%	$71	5%
Europe, South America & India	117	8%	114	13%
Asia Pacific	34	5%	62	11%
Total Clean Air Division	253	6%	247	9%
Ride Performance Division
North America	(69)	(7)%	(59)	(6)%
Europe, South America & India	53	7%	100	14%
Asia Pacific	29	18%	39	24%
Total Ride Performance Division	13	1%	80	4%
Total Tenneco Inc.	$266	4%	$327	7%

Light Vehicle Industry Production by Region for Nine Months Ended September 30, 2016 and 2015 (According to IHS Automotive, October 2016)

	Nine Months Ended September 30,
	2016	2015	Increase (Decrease)	% Increase (Decrease)
	(Number of Vehicles in Thousands)
North America	13,524	13,167	357	3%
Europe	16,137	15,724	413	3%
South America	1,996	2,383	(387)	(16)%
India	3,132	2,879	253	9%
Total Europe, South America & India	21,265	20,986	279	1%
China	18,428	16,506	1,922	12%
Australia	123	128	(5)	(4)%
Clean Air revenue was up $253 million in the first nine months of 2016 compared to the first nine months of 2015 with higher volumes in all segments. In North America, higher volumes drove a $135 million revenue increase due to increased OE light vehicle sales and new platforms offset partially by lower commercial truck, off-highway and other vehicle revenue and lower aftermarket revenue. Currency had a $1 million unfavorable impact on North American revenues. In the European, South American and Indian segment, higher volumes drove a $187 million increase in revenues mainly due to increased OE light vehicle sales, higher commercial truck, off-highway and other vehicle revenue and new platforms in Europe. Currency had a $62 million unfavorable impact on European, South American and Indian revenues. In Asia Pacific, higher volumes of $84 million were mainly driven by increased OE light vehicle sales and new programs in China and higher commercial truck, off-highway and other vehicle revenue in China and Japan. Currency had a $33 million unfavorable impact on Asia Pacific revenues.
Ride Performance revenue was up $13 million in the first nine months of 2016 compared to the first nine months of 2015. In North America, lower volumes of $80 million were driven by lower volumes in OE light vehicle, commercial truck and aftermarket net of favorable mix. Currency had a $10 million unfavorable impact on North American revenues. In the European, South American and Indian segment, higher volumes of $99 million were driven by increases in light vehicle sales in Europe, South America and India and higher aftermarket sales in Europe and South America, which were partially offset by lower commercial truck and off-highway vehicle revenues in Europe reflecting the sale of the Marzocchi specialty business. Currency had a $47 million unfavorable impact on European, South American and Indian revenues. In Asia Pacific, higher volumes of $39 million were mainly driven by increased OE light vehicle volumes in China. Currency had a $10 million unfavorable impact on Asia Pacific revenues.

Earnings before Interest Expense, Income Taxes and Noncontrolling Interests (“EBIT”) for the Three Months Ended September 30, 2016 and 2015

	Three Months Ended September 30,		Change
	2016	2015
	(Millions)
Clean Air Division
North America	$44	$58	$(14)
Europe, South America & India	30	14	16
Asia Pacific	37	31	6
Total Clean Air Division	111	103	8
Ride Performance Division
North America	37	39	(2)
Europe, South America & India	11	(21)	32
Asia Pacific	15	9	6
Total Ride Performance Division	63	27	36
Other	(22)	(14)	(8)
Total Tenneco Inc.	$152	$116	$36
The EBIT results shown in the preceding table include the following items, certain of which are discussed below under “Restructuring and Other Charges,” which have an effect on the comparability of EBIT results between periods:

	Three Months Ended September 30,
	2016	2015
	(Millions)
Clean Air Division
Europe, South America & India
Restructuring and related expenses	$1	$2
Asia Pacific
Restructuring and related expenses	1	2
Total Clean Air Division	$2	$4
Ride Performance Division
North America
Restructuring and related expenses	5	1
Europe, South America & India
Restructuring and related expenses	—	29
Asia Pacific
Restructuring and related expenses	—	1
Total Ride Performance Division	$5	$31
EBIT for the Clean Air division was $111 million in the third quarter of 2016 compared to $103 million in the third quarter a year ago. EBIT for North America decreased $14 million, to $44 million, in the third quarter of 2016 versus the third quarter of 2015. The benefit from higher OE light vehicle sales and favorable currency was more than offset by lower commercial truck, off-highway and other vehicle revenue, lower aftermarket volumes and higher manufacturing costs. Europe, South America and India's EBIT was $30 million in the third quarter of 2016 and $14 million in the third quarter of 2015. The benefit from higher light vehicle volumes in Europe and South America, new platforms and favorable mix in Europe and lower restructuring and related expenses was partially offset by negative currency. EBIT for Asia Pacific increased $6 million to $37 million in the third quarter of 2016 from $31 million in the third quarter of 2015. EBIT benefited from higher OE light vehicle sales, higher commercial truck, off-highway and other vehicle revenue and new platforms in China as well as lower restructuring and related expenses, partially offset by negative currency. For the Clean Air division, restructuring and related expenses of $2 million were included in EBIT for each of the third quarter of 2016 and $4 million for the same period in 2015. EBIT for Clean Air division also benefited from the timing of a customer recovery in China of $5 million in the third quarter of 2015. Currency had a $1 million unfavorable impact on EBIT of the Clean Air division for the third quarter of 2016 when compared to last year.

EBIT for the Ride Performance division was $63 million in the third quarter of 2016 compared to $27 million in the third quarter a year ago. EBIT for North America decreased $2 million in the third quarter of 2016 to $37 million from $39 million in the third quarter of 2015, driven by lower volumes in light vehicle, commercial truck and aftermarket as well as higher restructuring and related expenses, which were partially offset by improved operational cost management and favorable currency. Europe, South America and India's EBIT was $11 million in the third quarter of 2016 and negative $21 million in the third quarter of 2015. The benefit from higher light vehicle sales in the region, higher aftermarket sales in Europe and South America, lower restructuring and related expenses and favorable currency was partially offset by lower commercial truck, off-highway and other vehicle revenue in Europe reflecting the sale of the Marzocchi specialty business. EBIT for Asia Pacific increased to $15 million in the third quarter of 2016 from $9 million in the third quarter of 2015, driven by higher light vehicle volumes in China partially offset by higher engineering expense and negative currency. For the Ride Performance division, restructuring and related expenses of $5 million were included in EBIT for the third quarter of 2016 and $31 million for the same period in 2015. Currency had a $1 million favorable impact on EBIT of the Ride Performance division for the third quarter of 2016 when compared to last year.
Currency had no impact on overall company EBIT for the third quarter of 2016 as compared to the prior year's third quarter.
EBIT as a Percentage of Revenue for the Three Months Ended September 30, 2016 and 2015

	Three Months Ended September 30,
	2016	2015
Clean Air Division
North America	6%	8%
Europe, South America & India	6%	3%
Asia Pacific	14%	13%
Total Clean Air Division	8%	7%
Ride Performance Division
North America	12%	12%
Europe, South America & India	4%	(9)%
Asia Pacific	21%	18%
Total Ride Performance Division	10%	4%
Total Tenneco Inc.	7%	6%

In the Clean Air division, EBIT as a percentage of revenues for the third quarter of 2016 was up one percentage point compared to last year's third quarter. In North America, EBIT as a percentage of revenues for the third quarter of 2016 was down two percentage points compared to last year's third quarter. The benefit from higher OE light vehicle sales and favorable currency was more than offset by lower commercial truck, off-highway and other vehicle revenue, lower aftermarket volumes and higher manufacturing costs. Europe, South America and India's EBIT as a percentage of revenues for the third quarter of 2016 was up three percentage points compared to the prior year's third quarter. The benefit from higher light vehicle volumes in Europe and South America, new platforms and favorable mix in Europe and lower restructuring and related expenses was partially offset by negative currency. EBIT as a percentage of revenues for Asia Pacific in the third quarter of 2016 was up one percentage point compared to the third quarter of 2015. The benefit from higher OE light vehicle sales, higher commercial truck, off-highway and other vehicle revenue and new platforms in China and lower restructuring and related expenses was partially offset by negative currency and the timing of a customer recovery in China in the third quarter of 2015.
In the Ride Performance division, EBIT as a percentage of revenues was up six percentage points compared to the prior year's third quarter. In the third quarter of 2016, EBIT as a percentage of revenues for North America was even compared to the third quarter of 2015. The benefit of improved operational cost management and favorable currency was offset by lower volumes in light vehicle, commercial truck and aftermarket as well as higher restructuring and related expenses. EBIT as a percentage of revenues in Europe, South America and India was up 13 percentage points compared to the prior year's third quarter. The benefit from higher light vehicle sales in the region, higher aftermarket sales in Europe and South America, lower restructuring and related expenses and favorable currency was partially offset by lower commercial truck, off-highway and other vehicle revenue in Europe reflecting the sale of the Marzocchi specialty business. In Asia Pacific, EBIT as a percentage of revenues for the third quarter of 2016 was up three percentage points compared to last year's third quarter, driven by higher light vehicle volumes in China partially offset by higher engineering expense and negative currency.

EBIT for the Nine Months Ended September 30, 2016 and 2015

	Nine Months Ended September 30,		Change
	2016	2015
	(Millions)
Clean Air Division
North America	$172	$179	$(7)
Europe, South America & India	75	36	39
Asia Pacific	109	86	23
Total Clean Air Division	356	301	55
Ride Performance Division
North America	127	125	2
Europe, South America & India	19	(1)	20
Asia Pacific	38	27	11
Total Ride Performance Division	184	151	33
Other	(87)	(61)	(26)
Total Tenneco Inc.	$453	$391	$62
The EBIT results shown in the preceding table include the following items, certain of which are discussed below under “Restructuring and Other Charges,” which have an effect on the comparability of EBIT results between periods:

	Nine Months Ended September 30,
	2016	2015
	(Millions)
Clean Air Division
Europe, South America & India
Restructuring and related expenses	$2	$4
Asia Pacific
Restructuring and related expenses	1	3
Total Clean Air Division	$3	$7
Ride Performance Division
North America
Restructuring and related expenses	6	2
Europe, South America & India
Restructuring and related expenses	17	36
Asia Pacific
Restructuring and related expenses	—	2
Total Ride Performance Division	$23	$40
EBIT for the Clean Air division was $356 million in the first nine months of 2016 compared to $301 million in the first nine months a year ago. EBIT for North America decreased $7 million, to $172 million, in the first nine months of 2016 versus the first nine months of 2015. The benefit from higher OE light vehicle sales, new platforms and favorable currency was more than offset by lower aftermarket revenue, lower commercial truck and off-highway vehicle revenue and higher SG&A expense. Europe, South America and India's EBIT was $75 million in the first nine months of 2016 and $36 million in the first nine months of 2015. The benefit from higher light vehicle volumes, higher commercial truck, off-highway and other vehicle revenue, favorable mix and new platforms in Europe as well as lower restructuring and related expenses and year-over-year restructuring savings was partially offset by negative currency. EBIT for Asia Pacific increased $23 million to $109 million in the first nine months of 2016 from $86 million in the first nine months of 2015. EBIT benefited from increased OE light vehicle sales and new platforms in China and higher commercial truck, off-highway and other vehicle revenue in China and Japan, strong operational cost management and lower restructuring and related expenses, partially offset by higher SG&A expense and negative currency. For the Clean Air division, $3 million restructuring and related expenses were included in EBIT for the first nine months of 2016, whereas $7 million were included for the same period in 2015. EBIT for Clean Air division also benefited from the timing of a customer recovery in China of $5 million in the first nine months of 2015. Currency had a $17 million unfavorable impact on EBIT of the Clean Air division for the first nine months of 2016 when compared to last year.

EBIT for the Ride Performance division was $184 million in the first nine months of 2016 compared to $151 million in the first nine months a year ago. EBIT for North America increased $2 million in the first nine months of 2016 to $127 million from $125 million in the first nine months of 2015. The benefit of improved operational cost management was partially offset by lower volumes in light vehicle, commercial truck volumes, lower aftermarket volumes net of favorable mix, higher restructuring and related expenses and higher SG&A. Europe, South America and India's EBIT was $19 million in the first nine months of 2016 and negative $1 million in the first nine months of 2015. The benefit from higher light vehicle sales in the region, higher aftermarket sales in Europe and South America, lower restructuring and related expenses and savings from prior restructuring activities was partially offset by unfavorable mix in Europe, lower commercial truck, off-highway and other vehicle revenue in Europe reflecting the sale of the Marzocchi specialty business and negative currency. EBIT for Asia Pacific increased to $38 million in the first nine months of 2016 from $27 million in the first nine months of 2015, mainly driven by higher light vehicle volumes in China and lower restructuring and related expenses which were partially offset by higher SG&A and engineering expenses and negative currency. For the Ride Performance division, restructuring and related expenses of $23 million were included in EBIT for the first nine months of 2016 and $40 million for the same period in 2015. Currency had a $6 million unfavorable impact on EBIT of the Ride Performance division for the first nine months of 2016 when compared to last year.
Currency had a $23 million unfavorable impact on overall company EBIT for the first nine months of 2016 as compared to the first nine months of prior year.
EBIT as a Percentage of Revenue for the Nine Months Ended September 30, 2016 and 2015

	Nine Months Ended September 30,
	2016	2015
Clean Air Division
North America	8%	8%
Europe, South America & India	5%	3%
Asia Pacific	14%	12%
Total Clean Air Division	8%	7%
Ride Performance Division
North America	13%	12%
Europe, South America & India	2%	—%
Asia Pacific	20%	16%
Total Ride Performance Division	10%	8%
Total Tenneco Inc.	7%	6%

In the Clean Air division, EBIT as a percentage of revenues for the first nine months of 2016 was up one percentage point compared to the first nine months of last year. In North America, EBIT as a percentage of revenues for the first nine months of 2016 was even compared to the first nine months of last year. The benefit from higher OE light vehicle sales, new platforms and favorable currency was offset by lower aftermarket revenue, lower commercial truck and off-highway vehicle revenue and higher SG&A expense. Europe, South America and India's EBIT as a percentage of revenues for the first nine months of 2016 was up two percentage points compared to the first nine months of prior year. The benefit from higher light vehicle volumes, higher commercial truck, off-highway and other vehicle revenue, favorable mix and new platforms in Europe as well as lower restructuring and related expenses and year-over-year restructuring savings was partially offset by negative currency. EBIT as a percentage of revenues for Asia Pacific in the first nine months of 2016 was up two percentage points compared to the first nine months of 2015. EBIT benefited from increased OE light vehicle sales and new platforms in China and higher commercial truck, off-highway and other vehicle revenue in China and Japan, strong operational cost management and lower restructuring and related expenses, partially offset by higher SG&A expense, negative currency and the timing of a customer recovery in China.
In the Ride Performance division, EBIT as a percentage of revenues was up two percentage points compared to the first nine months of prior year. In the first nine months of 2016, EBIT as a percentage of revenues for North America was up one percentage point compared to the first nine months of 2015. The benefit of improved operational cost management was partially offset by lower volumes in light vehicle, commercial truck volumes, lower aftermarket volumes net of favorable mix, higher restructuring and related expenses and higher SG&A. EBIT as a percentage of revenues in Europe, South America and India was up two percentage points compared to the first nine months of prior year. The benefit from higher light vehicle sales in the region, higher aftermarket sales in Europe and South America, lower restructuring and related expenses and savings from prior restructuring activities was partially offset by unfavorable mix in Europe, lower commercial truck, off-highway and other vehicle revenue in Europe reflecting the sale of the Marzocchi specialty business and negative currency. In Asia Pacific, EBIT as a percentage of revenues for the first nine months of 2016 was up four percentage points compared to the first nine months of last year, mainly driven by higher light vehicle volumes in China and lower restructuring and related expenses which were partially offset by higher SG&A and engineering expenses and negative currency.
Interest Expense, Net of Interest Capitalized
We reported interest expense in the third quarter of 2016 of $24 million (substantially all in our U.S. operations) net of interest capitalized of $1 million, and $16 million (substantially all in our U.S. operations) net of interest capitalized of $2 million in the third quarter of 2015. Included in the third quarter of 2016 was $8 million of expense related to the completion of our refinancing activities which were initiated in the second quarter of 2016. Excluding the refinancing expenses, interest expense in the third quarter of 2016 was even compared to the interest expense in the prior year.
We reported interest expense in the first nine months of 2016 of $76 million (substantially all in our U.S. operations) net of interest capitalized of $4 million, and $49 million (substantially all in our U.S. operations) net of interest capitalized of $5 million in the first nine months of 2015. Included in the first nine months of 2016 was $24 million of expense related to the completion of our refinancing activities which were initiated in the second quarter of 2016. Excluding the refinancing expenses, interest expense increased by $3 million in the first nine months of 2016 compared to the prior year.
On September 30, 2016, we had $743 million in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed through July 2026, $225 million is fixed through December 2024, and the remainder is fixed from 2016 through 2025. We also have $584 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” later in this Management’s Discussion and Analysis.
Income Taxes
We reported income tax benefit of $69 million and income tax expense of $34 million in the three month periods ended September 30, 2016 and 2015, respectively. The tax benefit recorded in the third quarter of 2016 included a net tax benefit of $105 million primarily relating to recognizing a U.S. tax benefit for foreign taxes. During the third quarter, we completed our detailed analysis of our ability to recognize and utilize foreign tax credits within the carryforward period. As a result, we amended our U.S. federal tax returns for the years 2006 to 2012 to claim foreign tax credits in lieu of deducting foreign taxes paid. The U.S. foreign tax credit law provides for a credit against U.S. taxes otherwise payable for foreign taxes paid with regard to dividends, interest and royalties paid to us in the U.S. The tax expense recorded in the third quarter of 2015 included a net tax benefit of $12 million primarily relating to prior year U.S. research and development tax credits.
We reported income tax expense of $5 million and $122 million in the nine month periods ended September 30, 2016 and 2015, respectively. The tax expense recorded in the first nine months of 2016 included a net tax benefit of $106 million primarily relating to recognizing a U.S. tax benefit for foreign taxes as described above. The tax expense recorded in the first nine months of 2015 included a net tax benefit of $9 million primarily relating to prior year U.S. research and development tax credits, prior year intercompany transactions and tax adjustments to prior year income tax estimates.
We believe it is reasonably possible that up to $22 million in unrecognized tax benefits related to the expiration of foreign statute of limitations and the conclusion of income tax examinations may be recognized within the next twelve months.
Restructuring and Other Charges
Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. For the full year 2015, we incurred $63 million in restructuring and related costs including asset write-downs of $10 million, primarily related to European cost reduction efforts, exiting the Marzocchi suspension business, headcount reductions in Australia and South America, and the closure of a JIT plant in Australia, of which $46 million was recorded in cost of sales, $11 million in SG&A, $1 million in engineering expense, $1 million in other expense and $4 million in depreciation and amortization expense. In the third quarter of 2016, we incurred $7 million in restructuring and related costs, primarily related to manufacturing footprint improvements in North America Ride Performance as well as headcount reduction and cost improvement initiatives in Europe and China Clean Air, of which $3 million was recorded in cost of sales and $4 million in SG&A. In the third quarter of 2015, we incurred $35 million in restructuring and related costs including asset write-downs of $9 million, primarily related to European cost reduction efforts, exiting the Marzocchi suspension business, and headcount reductions in Australia and South America, of which $27 million was recorded in cost of sales, $3 million in SG&A, $1 million in engineering expense and $4 million in depreciation and amortization expense. In the first nine months of 2016, we incurred $26 million in restructuring and related costs including asset write-downs of $5 million, primarily related to manufacturing footprint improvements in North America Ride Performance as well as headcount reduction and cost improvement initiatives in

Europe and China Clean Air and South America, of which $9 million was recorded in cost of sales, $12 million in SG&A, $2 million in other expense and $3 million in depreciation and amortization expense. In the first nine months of 2015, we incurred $47 million in restructuring and related costs including asset write-downs of $9 million, primarily related to European cost reduction efforts, exiting the Marzocchi suspension business, headcount reductions in Australia and South America and the closure of a JIT plant in Australia, of which $37 million was recorded in cost of sales, $5 million in SG&A, $1 million in engineering expense and $4 million in depreciation and amortization expense.
Amounts related to activities that are part of our restructuring reserves are as follows:

	December 31, 2015 Restructuring Reserve	2016 Expenses	2016 Cash Payments	Impact of Exchange Rates	September 30, 2016 Restructuring Reserve
	(Millions)
Employee Severance, Termination Benefits and Other Related Costs	$30	21	(35)	1	$17
On January 31, 2013, we announced our intent to reduce structural costs in Europe by approximately $60 million annually. During the first quarter of 2016, we reached an annualized run rate on this cost reduction initiative of $49 million. With the disposition of the Gijon plant, which was completed at the end of the first quarter, the annualized rate essentially reached our target of $55 million, at the current exchange rates. In the third quarter of 2016, we incurred $7 million in restructuring and related costs, of which $1 million was related to this initiative. In the first nine months of 2016, we incurred $26 million in restructuring and related costs, of which $16 million was related to this initiative. While we are nearing the completion of this initiative, we expect to incur additional restructuring and related costs in 2016 due to certain ongoing matters. For example, we closed the Gijon plant in 2013, but subsequently re-opened it in July 2014 with about half of its prior workforce after the employees' works council successfully filed suit challenging the closure decision. Pursuant to an agreement we entered into with employee representatives, we engaged in a sales process for the facility. In March of 2016, we signed an agreement to transfer ownership of the aftermarket shock absorber manufacturing facility in Gijon, Spain to German private equity fund Quantum Capital Partners A.G. (QCP). The transfer to QCP was effective March 31, 2016 and under a three year manufacturing agreement, QCP will also continue as a supplier to Tenneco.
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
Under the terms of our amended and restated senior credit agreement that took effect on December 8, 2014, we are allowed to exclude up to $150 million in the aggregate of all costs, expenses, fees, fines, penalties, judgments, legal settlements and other amounts associated with any restructuring, litigation, claim, proceeding or investigation related to or undertaken by us or any of our subsidiaries, together with any related provision for taxes, incurred after December 8, 2014 in the calculation of the financial covenant ratios required under our senior credit facility. As of September 30, 2016, we had excluded $74 million of allowable charges relating to restructuring initiatives against the $150 million available under the terms of the senior credit facility.
Earnings Per Share
We reported net income attributable to Tenneco Inc. of $180 million or $3.21 per diluted common share for the third quarter of 2016. Included in the results for the third quarter of 2016 was positive impact from net tax benefit partially offset by negative impacts from expenses related to our restructuring activities and costs related to our refinancing activities. The total impact of these items increased earnings per diluted share by $1.68. We reported net income attributable to Tenneco Inc. of $52 million or $0.88 per diluted common share for the third quarter of 2015. Included in the results for the third quarter of 2015 were negative impacts from expenses related to our restructuring activities offset partially by net tax benefits. The total impact of these items decreased earnings per diluted share by $0.34.
We reported net income attributable to Tenneco Inc. of $323 million or $5.67 per diluted common share for the first nine months of 2016. Included in the results for the first nine months quarter of 2016 were positive impact from net tax benefit partially offset by negative impacts from expenses related to our restructuring activities and costs related to our refinancing activities. The total impact of these items increased earnings per diluted share by $1.18. We reported net income attributable to Tenneco Inc. of $179 million or $2.94 per diluted common share for the first nine months of 2015. Included in the results for the first nine months of 2015 were negative impacts from expenses related to our restructuring activities offset partially by net tax benefits. The total impact of these items decreased earnings per diluted share by $0.55.
Dividends on Common Stock
On January 10, 2001, our Board of Directors eliminated the quarterly dividend on our common stock. There are no current plans to reinstate a dividend on our common stock.
Cash Flows for the Three Months Ended September 30, 2016 and 2015

	Three Months Ended September 30,
	2016	2015
	(Millions)
Cash provided (used) by:
Operating activities	$139	$106
Investing activities	(78)	(75)
Financing activities	(51)	(36)
Operating Activities
For the third quarter of 2016, operating activities provided $139 million in cash compared to $106 million in cash provided during last year’s third quarter. For the third quarter of 2016, cash used for working capital was $43 million versus $34 million of cash used for working capital in the third quarter of 2015. Receivables were a use of cash of $10 million in the third quarter of 2016 compared to a use of cash of $17 million in the prior year’s third quarter. Inventory represented a cash outflow of $12 million for the third quarter of 2016 and a cash outflow of $19 million during the third quarter of 2015. Accounts payable used $7 million of cash for the quarter ended September 30, 2016, compared to $7 million of cash provided for the quarter ended September 30, 2015. Cash taxes were $30 million in the third quarter of 2016 compared to $44 million in the prior year's third quarter.
Investing Activities
Cash used for investing activities was $78 million in the third quarter of 2016 compared to cash used of $75 million in the same period a year ago. Cash payments for plant, property and equipment were $74 million in the third quarter of 2016 versus payments of $71 million in the third quarter of 2015. Cash payments for software-related intangible assets were $6 million and $5 million, respectively, for the third quarters of 2016 and 2015. Changes in restricted cash were a source of cash of $1 million in the third quarter of 2016, whereas there was no change in restricted cash in the same period of 2015.
Financing Activities
Cash flow from financing activities was an outflow of $51 million for the quarter ended September 30, 2016 compared to an outflow of $36 million for the quarter ended September 30, 2015. We repurchased 1,650,259 shares of our outstanding common stock for $89 million at an average price of $53.71 per share during the third quarter of 2016 and 2,356,763 shares of our outstanding common stock for $114 million at an average price of $48.35 per share during the third quarter of 2015. Since announcing our share repurchase program in 2015, we have repurchased a total of approximately 7.0 million shares for $359 million, representing 11 percent of the shares outstanding at that time. As of September 30, 2016, we had $191 million remaining on the share repurchase authorization, which we expect to complete by the end of 2017.
Cash Flows for the Nine Months Ended September 30, 2016 and 2015

	Nine Months Ended September 30,
	2016	2015
	(Millions)
Cash provided (used) by:
Operating activities	$239	$188
Investing activities	(225)	(230)
Financing activities	20	11
Operating Activities

For the nine months of 2016, operating activities provided $239 million in cash compared to $188 million in cash provided during the first nine months of last year. For the first nine months of 2016, cash used for working capital was $252 million versus $199 million of cash used for working capital in the first nine months of 2015. Receivables were a use of cash of $189 million in the first nine months of 2016 compared to a use of cash of $237 million in the first nine months of prior year. Inventory represented a cash outflow of $61 million for the first nine months of 2016 and a cash outflow of $65 million during the first nine months of 2015. Accounts payable provided $55 million of cash for the nine months ended September 30, 2016, compared to $70 million cash provided for the nine months ended September 30, 2015. Cash taxes were $88 million in the first nine months of 2016 compared to $79 million for the first nine months of 2015, net of a US tax refund of $25 million for overpayment in 2014.
Investing Activities
Cash used for investing activities was $225 million in the first nine months of 2016 compared to cash used of $230 million in the same period a year ago. Cash payments for plant, property and equipment were $213 million in the first nine months of 2016 versus payments of $221 million in the first nine months of 2015, a decrease of $8 million. Cash payments for software-related intangible assets were $15 million and $13 million, respectively, for the first nine months of 2016 and 2015. Changes in restricted cash were a use of cash of $1 million in the first nine months of 2016 compared to a source of cash of $1 million in 2015.
Financing Activities
Cash flow from financing activities was an inflow of $20 million for the nine months ended September 30, 2016 compared to an inflow of $11 million for the nine months ended September 30, 2015. We repurchased 2,783,064 shares of our outstanding common stock for $146 million at an average price of $52.35 per share during the first nine months of 2016 and 3,104,763 shares of our outstanding common stock for $158 million at an average price of $50.82 per share during the first nine months of 2015. Since announcing our share repurchase program in 2015, we have repurchased a total of approximately 7.0 million shares for $359 million, representing 11 percent of the shares outstanding at that time. As of September 30, 2016, we had $191 million remaining on the share repurchase authorization, which we expect to complete by the end of 2017. In the first nine months of 2016, refinancing activities included the issuance of $500 million of new 5% senior secured notes due 2026 to refinance our existing 6 7/8% senior notes due 2020.
Borrowings under our revolving credit facility were $309 million at September 30, 2016 and $214 million at September 30, 2015. At September 30, 2016, there was $50 million borrowing under the U.S. accounts receivable securitization programs, whereas at September 30, 2015, there was $30 million outstanding.
Outlook
All our forward looking revenue estimates reflect constant currency. We expect total revenue growth of three percent in the fourth quarter 2016. Higher light vehicle revenue is expected to outpace global light vehicle industry production. Commercial truck revenue will be roughly in line with industry truck production and off-highway revenue is expected to be down year-over-year, reflecting further weakness in the Europe and North America off-highway markets compared with a year ago. In total, OE commercial truck and off-highway revenue is expected to be similar to the third quarter revenues. The global aftermarket is expected to make a solid contribution in the fourth quarter.
For the full year, we expect to outpace aggregate industry production by three percent for total revenue growth of six percent year-over-year. Additionally, we expect to deliver adjusted margin improvement for the full year.
We also expect revenue growth outpacing industry production in 2017 and 2018 as indicated in our January 2016 revenue estimates.
Tenneco's revenue projections are based on the type of information set forth under "Outlook" in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" as set forth in Tenneco's Annual Report on Form 10-K for the year ended December 31, 2015. Please see that disclosure for further information. Additionally, revenue assumptions for the fourth quarter and full year 2016 are based on current and projected customer production schedules as well as aggregate industry production, which includes IHS Automotive October 2016 global light vehicle production forecasts, Power Systems Research (PSR) October 2016 forecast for global commercial truck and buses, PSR off-highway engine production in North America and Europe and Tenneco estimates. Unless otherwise indicated, our revenue estimate methodology does not attempt to forecast currency fluctuation, and accordingly reflects constant currency.

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
Revenue Recognition
We recognize revenue for sales to our original equipment and aftermarket customers when title and risk of loss passes to the customers under the terms of our arrangements with those customers, which is usually at the time of shipment from our plants or distribution centers. Generally, in connection with the sale of exhaust systems to certain original equipment manufacturers, we purchase catalytic converters and diesel particulate filters or components thereof including precious metals (“substrates”) on behalf of our customers which are used in the assembled system. These substrates are included in our inventory and “passed through” to the customer at our cost, plus a small margin, since we take title to the inventory and are responsible for both the delivery and quality of the finished product. Revenues recognized for substrate sales were $1,513 million and $1,434 million for the first nine months of 2016 and 2015, respectively. For our aftermarket customers, we provide for promotional incentives and returns at the time of sale. Estimates are based upon the terms of the incentives and historical experience with returns. Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis. Shipping and handling costs billed to customers are included in revenues and the related costs are included in cost of sales in our condensed consolidated statements of income.
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
Pre-production Design and Development and Tooling Assets
We expense pre-production design and development costs as incurred unless we have a contractual guarantee for reimbursement from the original equipment customer. Unbilled pre-production design and development costs recorded in prepayments and other and long-term receivables totaled $31 million and $21 million at September 30, 2016 and December 31, 2015, respectively. In addition, plant, property and equipment included $59 million and $64 million at September 30, 2016 and December 31, 2015, respectively, for original equipment tools and dies that we own, and prepayments and other included $134 million and $107 million at September 30, 2016 and December 31, 2015, respectively, for in-process tools and dies that we are building for our original equipment customers.
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
Except in the U.K., our pension plans generally do not require employee contributions. Our policy is to fund our pension plans in accordance with applicable U.S. and foreign government regulations and to make additional payments as funds are available to achieve full funding of the accumulated benefit obligation. As of September 30, 2016, all legal funding requirements have been met.

New Accounting Pronouncements
Note 11 in our notes to condensed consolidated financial statements located in Part I Item 1 of this Form 10-Q is incorporated herein for reference.

Liquidity and Capital Resources
Capitalization

	September 30, 2016	December 31, 2015	% Change
	(Millions)
Short-term debt and maturities classified as current	$124	$86	44%
Long-term debt	1,310	1,124	17
Total debt	1,434	1,210	19
Total redeemable noncontrolling interests	35	43	(19)
Total noncontrolling interests	40	42	(5)
Tenneco Inc. shareholders’ equity	635	433	47
Total equity	675	475	42
Total capitalization	$2,144	$1,728	24%
General. Short-term debt, which includes maturities classified as current, borrowings by foreign subsidiaries, and borrowings under our U.S. accounts receivable securitization program, was $124 million and $86 million as of September 30, 2016 and December 31, 2015, respectively. Borrowings under our revolving credit facilities, which are classified as long-term debt, were $309 million and $105 million at September 30, 2016 and December 31, 2015, respectively.
The 2016 year-to-date increase in Tenneco Inc. shareholders' equity primarily resulted from net income attributable to Tenneco Inc. of $323 million, a $11 million increase related to pension and postretirement benefits, a $10 million increase in premium on common stock and other capital surplus relating to common stock issued pursuant to benefit plans, and a $4 million increase caused by the impact of changes in foreign exchange rates on the translation of financial statements of our foreign subsidiaries into U.S. dollars, partially offset by a $146 million increase in treasury stock as a result of purchases of common stock under our share purchase program.
Overview. Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions. The arrangement is secured by substantially all our domestic assets and pledges of up to 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries.
As of September 30, 2016, the senior credit facility provides us with a total revolving credit facility size of $1,200 million and had a $274 million balance outstanding under the Tranche A Term Facility, both of which will mature on December 8, 2019. Net carrying amount for the balance outstanding under the Tranche A Term Facility including a $2 million debt issuance cost was $272 million. Funds may be borrowed, repaid and re-borrowed under the revolving credit facility without premium or penalty (subject to any customary LIBOR breakage fees). The revolving credit facility is reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. Outstanding letters of credit reduce our availability to borrow revolving loans under the facility. We are required to make quarterly principal payments under the Tranche A Term Facility of $3.75 million through December 31, 2016, $5.625 million beginning March 31, 2017 through December 31, 2017, $7.5 million beginning March 31, 2018 through September 30, 2019 and a final payment of $195 million is due on December 8, 2019. We have excluded the required payments, within the next twelve months, under the Tranche A Term Facility totaling $21 million from current liabilities as of September 30, 2016, because we have the intent and ability to refinance the obligations on a long-term basis by using our revolving credit facility.
At September 30, 2016, of the $1,200 million available under the revolving credit facility, we had unused borrowing capacity of $891 million with $309 million in outstanding borrowings and no outstanding letters of credit. As of September 30, 2016, our outstanding debt also included (i) $274 million of a term loan which consisted of a $272 million net carrying amount including a $2 million debt issuance cost related to our Tranche A Term Facility which is subject to quarterly principal payments as described above through December 8, 2019, (ii) $225 million of notes which consisted of a $221 million net carrying amount including a $4 million debt issuance cost related to our 5 3/8 percent senior notes due December 15, 2024, (iii) $500 million of notes which consisted of a $492 million net carrying amount including a $8 million debt issuance cost related to our 5 percent senior notes due July 15, 2026 (which were issued on June 13, 2016), and (iv) $140 million of other debt.
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
We recorded $16 million and $8 million of pre-tax interest charges in June and July of 2016, respectively, related to the repurchase and redemption of our 6 7/8 percent senior notes due in 2020 and the write-off of deferred debt issuance costs relating to those notes.
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
Senior Credit Facility — Other Terms and Conditions. Our senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA, as defined in the senior credit facility agreement), and consolidated interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined in the senior credit facility agreement) at the end of each period indicated. Failure to maintain these ratios will result in a default under our senior credit facility. The financial ratios required under the amended and restated senior credit facility (or the predecessor facility, as applicable) and the actual ratios we achieved for the three quarters of 2016, are as follows:

	Quarter Ended
	September 30, 2016		June 30, 2016		March 31, 2016
	Required	Actual	Required	Actual	Required	Actual
Leverage Ratio (maximum)	3.50	1.52	3.50	1.45	3.50	1.54
Interest Coverage Ratio (minimum)	2.75	14.26	2.75	13.93	2.75	13.90
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
As of September 30, 2016, we were in compliance with all the financial covenants and operational restrictions of the senior credit facility. Our senior credit facility does not contain any terms that could accelerate payment of the facility or affect pricing under the facility as a result of a credit rating agency downgrade.
Senior Notes. As of September 30, 2016, our outstanding senior notes included $225 million of 5 3/8 percent senior notes due December 15, 2024 which consisted of $221 million net carrying amount including a $4 million debt issuance cost and $500 million of 5 percent senior notes due July 15, 2026 which consisted of $492 million net carrying amount including a $8 million debt issuance cost. Under the indentures governing the remaining notes, we are permitted to redeem some or all of the remaining senior notes at specified prices that decline to par over a specified period, (a) on or after July 15, 2021, in case of the senior notes due 2026, and (b) on or after December 15, 2019, in the case of the senior notes due 2024. In addition, the notes may also be redeemed in whole or in part at a redemption price generally equal to 100 percent of the principal amount thereof plus a premium based on the present values of the remaining payments due to the note holders. Further, the indentures governing the notes also permit us to redeem up to 35 percent of the senior notes with the proceeds of certain equity offerings, (a) on or before July 15, 2019 at a redemption price equal to 105 percent, in case of the senior notes due 2026 and (b) on or before December 15, 2017 at a redemption price equal to 105.375 percent, in case of the senior notes due 2024. If we sell certain of our assets or experience specified kinds of changes in control, we must offer to repurchase the notes due 2026 and 2024 at 101 percent of the principal amount thereof plus accrued and unpaid interest.
Our senior notes due, respectively, December 15, 2024 and July 15, 2026 contain covenants that will, among other things, limit our ability to create liens, and enter into sale and leaseback transactions. Our senior notes due 2024 also require that, as a condition precedent to incurring certain types of indebtedness not otherwise permitted, our consolidated fixed charge coverage ratio, as calculated on a pro forma basis, be greater than 2.00, as well as containing restrictions on our operations, including limitations on: (i) incurring additional indebtedness; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; (v) asset sales and (vi) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee our senior notes on a joint and several basis. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. As of September 30, 2016, we were in compliance with the covenants and restrictions of these indentures.
Accounts Receivable Securitization. We securitize some of our accounts receivable on a limited recourse basis in the U.S. and Europe. As servicer under these accounts receivable securitization programs, we are responsible for performing all accounts receivable administration functions for these securitized financial assets including collections and processing of customer invoice adjustments. In the U.S., we have an accounts receivable securitization program with three commercial banks comprised of a first priority facility and a second priority facility. We securitize original equipment and aftermarket receivables on a daily basis under the bank program. In March 2015, the U.S. program was amended and extended to April 30, 2017. The first priority facility provides financing of up to $130 million and the second priority facility, which is subordinated to the first priority facility, provides up to an additional $50 million of financing. Both facilities monetize accounts receivable generated in the U.S. that meet certain eligibility requirements. The second priority facility also monetizes certain accounts receivable generated in the U.S. that would otherwise be ineligible under the first priority securitization facility. The amount of outstanding third-party investments in our securitized accounts receivable under the U.S. program was $50 million and $30 million at September 30, 2016 and December 31, 2015, respectively.
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
We also securitize receivables in our European operations with regional banks in Europe under various separate facilities. The commitments for these arrangements are generally for one year, but some may be canceled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon notification. The amount of outstanding third-party investments in our securitized accounts receivable in Europe was $206 million and $174 million at September 30, 2016 and December 31, 2015, respectively.
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
In our U.S. accounts receivable securitization programs, we transfer a partial interest in a pool of receivables and the interest that we retain is subordinate to the transferred interest. Accordingly, we account for our U.S. securitization program as a secured borrowing. In our European programs, we transfer accounts receivables in their entirety to the acquiring entities and satisfy all of the conditions established under ASC Topic 860, “Transfers and Servicing,” to report the transfer of financial assets in their entirety as a sale. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under our European securitization programs approximates the fair value of such receivables. We recognized $1 million interest expense in each of the three month periods ended September 30, 2016 and 2015 and $2 million in each of the nine month periods ended September 30, 2016 and 2015, relating to our U.S. securitization program. In addition, we recognized a loss of $1 million in each of the three month periods ended September 30, 2016 and 2015, and $4 million and $3 million in the nine month periods ended September 30, 2016 and 2015, respectively, on the sale of trade accounts receivable in our European accounts receivable securitization programs, representing the discount from book values at which these receivables were sold to our banks. The discount rate varies based on funding costs incurred by our banks. The discount rate varies based on funding costs incurred by our banks, which averaged approximately two percent during the first nine months of both 2016 and 2015.
Financial Instruments. One of our European subsidiaries receives payment from one of its customers whereby the accounts receivable are satisfied through the early delivery of financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets. Such financial instruments held by our European subsidiary totaled zero and less than $1 million as of September 30, 2016 and December 31, 2015, respectively.
In certain instances, several of our Chinese subsidiaries receive payment from customers through the receipt of financial instruments on the date the customer payments are due. Several of our Chinese subsidiaries also satisfy vendor payments through the delivery of financial instruments on the date the payments are due. Financial instruments issued to satisfy vendor payables and not redeemed totaled $22 million and $15 million at September 30, 2016 and December 31, 2015, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $14 million and $8 million at September 30, 2016 and December 31, 2015, respectively. We classify financial instruments received from our customers as other current assets if issued by a financial institution of our customers or as customer notes and accounts, if issued by our customer. We classified $14 million and $8 million in other current assets at September 30, 2016 and December 31, 2015, respectively.
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
In managing our foreign currency exposures, we identify and then hedge exposures by creating offsetting intercompany exposures or through third-party derivative contracts. The fair value of our foreign currency forward contracts was a net asset position of $1 million at September 30, 2016 and is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. The following table summarizes by major currency the notional amounts for our foreign currency forward purchase and sale contracts as of September 30, 2016. All contracts in the following table mature in 2016.

		September 30, 2016
		Notional Amount in Foreign Currency
		(Millions)
Australian dollars	—Purchase	3
British pounds	—Purchase	47
	—Sell	(45)
Canadian dollars	—Sell	(2)
European euro	—Purchase	57
	—Sell	(121)
Japanese yen	—Purchase	677
	—Sell	(240)
Mexican peso	—Purchase	280
South African rand	—Purchase	137
	—Sell	(184)
U.S. dollars	—Purchase	193
	—Sell	(138)
Interest Rate Risk
Our financial instruments that are sensitive to market risk for changes in interest rates are primarily our debt securities. We use our revolving credit facility to finance our short-term and long-term capital requirements. We pay a current market rate of interest on these borrowings. Our long-term capital requirements have been financed with long-term debt with original maturity dates ranging from five to ten years. On September 30, 2016, we had $743 million in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed through July 2026, $225 million is fixed through December 2024, and the remainder is fixed from 2016 through 2025. We also have $584 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” earlier in this Management’s Discussion and Analysis.
We estimate that the fair value of our long-term debt at September 30, 2016 was about 101 percent of its book value. A one percentage point increase or decrease in interest rates related to our variable interest rate debt would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $7 million.

Environmental Matters, Legal Proceedings and Product Warranties
Note 7 in our notes to condensed consolidated financial statements located in Part I Item 1 of this Form 10-Q is incorporated herein for reference.
We expect to continue to incur legal and related costs in 2016 pertaining to the ongoing antitrust investigation. Such costs may not be evenly distributed throughout the year.
Tenneco 401(K) Retirement Savings Plan
Effective January 1, 2012, the Tenneco Employee Stock Ownership Plan for Hourly Employees and the Tenneco Employee Stock Ownership Plan for Salaried Employees were merged into one plan called the Tenneco 401(k) Retirement Savings Plan (the “Retirement Savings Plan”). Under the plan, subject to limitations in the Internal Revenue Code, participants may elect to defer up to 75 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We match 100 percent of an employee's contributions up to three percent of the employee's salary and 50 percent of an employee's contributions that are between three percent and five percent of the employee's salary. In connection with freezing the defined benefit pension plans for nearly all U.S. based salaried and non-union hourly employees effective December 31, 2006, and the related replacement of those defined benefit plans with defined contribution plans, we are making additional contributions to the Retirement Savings Plan. We recorded expense for these contributions of approximately $21 million and $20 million for the nine month periods ended September 30, 2016 and 2015, respectively. Matching contributions vest immediately. Defined benefit replacement contributions fully vest on the employee’s third anniversary of employment.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) Not applicable.
(c) Purchase of equity securities by the issuer and affiliated purchasers. The following table provides information relating to our purchase of shares of our common stock in the third quarter of 2016. These purchases reflect shares withheld upon vesting of restricted stock for minimum tax withholding obligations as well as shares repurchased through our share repurchase program. We generally intend to continue to satisfy tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares.
In January 2015, our Board of Directors approved a share repurchase program, authorizing our company to repurchase up to $350 million of our outstanding common stock over a three year period. This repurchase program does not obligate Tenneco to make repurchases at any specific time or situation and is part of our overall capital allocation strategy. In October 2015, our Board of Directors expanded our company's share repurchase plan, authorizing the repurchase of an additional $200 million of our company's outstanding common stock. This authorization is in addition to the $350 million share repurchase program our company announced in January 2015. We repurchased 2.8 million shares for $146 million through this program in the nine months ended September 30, 2016. Since we announced the current share repurchase program in January 2015, we have repurchased 7.0 million shares for $359 million through September 30, 2016 and anticipate completing the remaining share repurchase authorization of $191 million by the end of 2017.

Period	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares That May Yet be Purchased Under These Plans or Programs (Millions)
July 2016	603,250	$49.33	600,000	$251
August 2016	515,247	$55.73	515,000	222
September 2016	535,259	$56.61	535,259	191
Total	1,653,756	$53.68	1,650,259	$191

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, Tenneco Inc. has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TENNECO INC.

By:	/S/ KENNETH R. TRAMMELL
Kenneth R. Trammell
Executive Vice President and Chief Financial Officer
Dated: November 4, 2016

INDEX TO EXHIBITS
TO
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2016

Exhibit Number		Description
3.1	—	By-laws of Tenneco Inc., amended as of October 11, 2016 (incorporated herein by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed October 17, 2016).

10.1	—
Agreement and General Release between Enrique Orta and Tenneco Automotive Operating Company Inc. dated September 27, 2016 (incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed October 4, 2016).

*10.2	—	Amendment No. 1 to Tenneco Inc. 2006 Long-Term Incentive Plan.

*10.3	—	Form of Restricted Stock Award Agreement for Employees under Tenneco Inc. 2006 Long-Term Incentive Plan (for awards after October 10, 2016).

*10.4	—	Form of Tenneco Inc. Three Year Long-Term Performance Unit Award Agreement (for awards after October 10, 2016).

*10.5	—	Notice to Employees of Agreement Amendments and New Options for Withholding.

*10.6	—	Letter of Understanding, dated as of October 7, 2015, between Tenneco Inc. and Josep Fornos.

*12	—	Computation of Ratio of Earnings to Fixed Charges.

*15.1	—	Letter of PricewaterhouseCoopers LLP regarding interim financial information.

*31.1	—	Certification of Gregg M. Sherrill under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Kenneth R. Trammell under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of Gregg M. Sherrill and Kenneth R. Trammell under Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	—	XBRL Instance Document.

*101.SCH	—	XBRL Taxonomy Extension Schema Document.

*101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.