Form 10-K
period 2016-12-31
TENNECO INC
filed 2017-02-24
CIK 1024725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐      No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2016, computed by reference to the price at which the registrant's common stock was last sold on the New York Stock Exchange on June 30, 2016, was approximately $2.6 billion.
Common Stock, par value $.01 per share, outstanding as of February 17, 2017 was 54,300,982.
Documents Incorporated by Reference:

Document	Part of the Form 10-K into which incorporated
Portions of Tenneco Inc.’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 17, 2017	Part III

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

•
changes in consumer demand for our automotive, commercial or aftermarket products, or changes in automotive and commercial vehicle manufacturers’ production rates and their actual and forecasted requirements for our products, due to difficult economic conditions;

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

•
risks inherent in operating a multi-national company, including economic, exchange rate and political conditions in the countries where we operate or sell our products, adverse changes in trade agreements, tariffs, immigration policies, political stability, and tax and other laws, and potential disruptions of production and supply;

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
The risks included here are not exhaustive. Refer to “Part I, Item 1A — Risk Factors” of this report for further discussion regarding our exposure to risks. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor to assess the impact such risk factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Unless otherwise indicated in this report, the forward-looking statements in this report are made as of the date of this report, and, except as required by law, the Company does not undertake any obligation, and disclaims any obligation, to publicly disclose revisions or updates to any forward-looking statements.

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
For more information about these matters, see our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2017.
Independence of Directors

•	Eight of our ten directors are independent under the NYSE listing standards.

•	Independent directors are scheduled to meet separately in executive session after every regularly scheduled Board of Directors meeting.

•	We have a lead independent director, Mr. Paul T. Stecko.
Audit Committee

•	All members meet the independence standards for audit committee membership under the NYSE listing standards and applicable Securities and Exchange Commission (“SEC”) rules.

•
Two members of the Audit Committee, Mr. Dennis J. Letham and Mr. Thomas C. Freyman, have been designated by the Board as “audit committee financial experts,” as defined in the SEC rules, and all members of the Audit Committee satisfy the NYSE’s financial literacy requirements.

•	The Audit Committee operates under a written charter which governs its duties and responsibilities, including its sole authority to appoint, review, evaluate and replace our independent auditors.

•	The Audit Committee has adopted policies and procedures governing the pre-approval of all audit, audit-related, tax and other services provided by our independent auditors.

Compensation/Nominating/Governance Committee

•	All members meet the independence standards for compensation and nominating committee membership under the NYSE listing standards and applicable SEC rules.

•	The Compensation/Nominating/Governance Committee operates under a written charter that governs its duties and responsibilities, including the responsibility for executive compensation.

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
Our Audit Committee, Compensation/Nominating/Governance Committee and Executive Compensation Subcommittee Charters, Corporate Governance Principles, Stock Ownership Guidelines, Audit Committee policy regarding accounting complaints, Code of Ethical Conduct for Financial Managers, Code of Conduct, Policy and Procedures for Transactions with Related Persons, Equity Award Policy, Clawback Policy, Insider Trading Policy, policy for communicating with the Board of Directors, and Audit Committee policy regarding the pre-approval of audit, non-audit, tax and other services are available free of charge on our website at www.tenneco.com. In addition, we will make a copy of any of these documents available to any person, without charge, upon written request to Tenneco Inc., 500 North Field Drive, Lake Forest, Illinois 60045, Attn: General Counsel. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K and applicable NYSE rules regarding amendments to, or waivers of, our Code of Ethical Conduct for Financial Managers and Code of Conduct by posting this information on our website at www.tenneco.com.

CONTRIBUTIONS OF MAJOR BUSINESSES
For information concerning our operating segments, geographic areas and major products or groups of products, see Note 11 to the consolidated financial statements of Tenneco Inc. included in Item 8. The following tables summarize for each of our reportable segments for the periods indicated: (i) net sales and operating revenues; (ii) earnings before interest expense, income taxes and noncontrolling interests (“EBIT”); and (iii) expenditures for plant, property and equipment. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 for information about certain costs and charges included in our results; our current six operating segments (North America Clean Air, North America Ride Performance, Europe, South America and India Clean Air, Europe, South America and India Ride Performance, Asia Pacific Clean Air and Asia Pacific Ride Performance); and management's announced reportable segment changes on February 7, 2017 that our Clean Air and Ride Performance product lines in India, which have been reported as part of the Europe, South America and India segments, will now be reported with their respective product lines in the Asia Pacific segments, bringing the high growth markets in India and China both under the Asia Pacific segments, effective with the first quarter of 2017. Within each geographical area, each operating segment manufactures and distributes either clean air or ride performance products primarily for the original equipment and aftermarket industries. Each of the six operating segments constitutes a reportable segment. Costs related to other business activities, primarily corporate headquarters functions, are disclosed separately from the six operating segments as "Other". We evaluate segment performance based primarily on earnings before interest expense, income taxes, and noncontrolling interests. Products are transferred between segments and geographic areas on a basis intended to reflect as nearly as possible the "market value" of the products.
Net Sales and Operating Revenues:

	2016		2015		2014
	(Dollar Amounts in Millions)
Clean Air Division
North America	$3,016	35%	$2,867	35%	$2,840	34%
Europe, South America & India	2,081	24%	1,935	23%	2,088	25%
Asia Pacific	1,080	13%	1,037	13%	1,022	12%
Intergroup sales	(108)	(1)%	(116)	(1)%	(139)	(2)%
Total Clean Air Division	6,069	71%	5,723	70%	5,811	69%
Ride Performance Division
North America	1,243	14%	1,323	16%	1,361	16%
Europe, South America & India	1,045	12%	972	12%	1,070	13%
Asia Pacific	323	4%	275	3%	269	3%
Intergroup sales	(81)	(1)%	(84)	(1)%	(91)	(1)%
Total Ride Performance Division	2,530	29%	2,486	30%	2,609	31%
Total Tenneco Inc.	$8,599	100%	$8,209	100%	$8,420	100%

EBIT:

	2016		2015		2014
	(Dollar Amounts in Millions)
Clean Air Division
North America	$225	43%	$244	47%	$237	48%
Europe, South America & India	103	20%	52	10%	59	12%
Asia Pacific	150	28%	121	23%	101	21%
Total Clean Air Division	478	91%	417	80%	397	81%
Ride Performance Division
North America	157	30%	155	30%	143	29%
Europe, South America & India	25	4%	(5)	(1)%	40	8%
Asia Pacific	56	11%	39	8%	36	7%
Total Ride Performance Division	238	45%	189	37%	219	44%
Other	(188)	(36)%	(87)	(17)%	(124)	(25)%
Total Tenneco Inc.	$528	100%	$519	100%	$492	100%

Expenditures for Plant, Property and Equipment:

	2016		2015		2014
	(Dollar Amounts in Millions)
Clean Air Division
North America	$103	30%	$95	32%	$83	26%
Europe, South America & India	76	22%	74	25%	84	26%
Asia Pacific	46	13%	43	15%	56	18%
Total Clean Air Division	225	65%	212	72%	223	70%
Ride Performance Division
North America	55	16%	34	12%	35	11%
Europe, South America & India	50	15%	42	14%	47	15%
Asia Pacific	9	3%	6	2%	10	3%
Total Ride Performance Division	114	34%	82	28%	92	29%
Other	4	1%	1	—%	2	1%
Total Tenneco Inc.	$343	100%	$295	100%	$317	100%

Interest expense, income taxes, and noncontrolling interests that were not allocated to our operating segments are:

	2016	2015	2014
	(Millions)
Interest expense (net of interest capitalized)	$92	$67	$91
Income tax expense	3	149	131
Noncontrolling interests	70	56	44

DESCRIPTION OF OUR BUSINESS
We design, manufacture and sell clean air and ride performance systems and products for light vehicle, commercial truck, off-highway and other applications, and generated revenues of $8.6 billion in 2016. We serve both original equipment manufacturers (OEMs) and replacement markets worldwide through leading brands, including Monroe®, Rancho®, Clevite® Elastomers, Axios™, Kinetic®, and Fric-Rot™ ride performance products and Walker®, XNOx®, Fonos™, DynoMax® and Thrush® clean air products.
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
Increasing vehicle emissions regulations are driving opportunities for increasing clean air content on vehicles and engines. Additionally, the increase and expansion in mandated diesel emission control and noise regulations or standards in North America, Europe, China, Japan, Brazil, Russia, India and South Korea have enabled suppliers such as us to serve customers beyond light vehicles. Certain parts suppliers that have traditionally supplied the automotive industry also develop and produce components and integrated systems for commercial truck, off-highway and other applications, such as medium- and heavy-duty trucks, buses, stationary engines, agricultural and construction equipment, locomotive and marine engines and recreational two-wheelers and all-terrain vehicles. We foresee this diversification of content and applications as a source of future growth.
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

Industry Trends
As the dynamics of the customers we serve change, so do the roles, responsibilities and relationships of the participants. Key trends that we believe are affecting parts suppliers include:
General Economic Factors and Production Levels
Global light vehicle production has increased at a steady pace over the past three years, increasing 3% in 2014, 2% in 2015 and 5% in 2016. The overall rate of growth in 2016 was primarily driven by the 14% growth in China, while partially offset by declines in South America and Japan/Korea, down 10% and 3%, respectively.  IHS Markit projects global light vehicle production will grow 2% in 2017. Production of commercial trucks globally and off-highway equipment in regulated regions has weakened over the past three years with production about flat in 2014, declining 8% in 2015, and declining 2% in 2016. IHS and Power Systems Research forecast these markets to increase 2% in 2017.
Increasing Environmental Standards
OE manufacturers and their parts suppliers are designing and developing products to respond to increasingly stringent environmental requirements, growth in engines using diesel and alternative fuels, and increased demand for better fuel economy. Government regulations require substantial reductions in vehicle tailpipe criteria pollutant emissions, longer warranty periods for a vehicle’s pollution control equipment and additional equipment to control fuel vapor emissions. The products that our clean air division provides reduce the tailpipe emissions of criteria pollutants. In addition, regulations have been adopted to regulate greenhouse gas emissions of carbon dioxide. Reducing CO2 emissions requires improving fuel economy; as a result improved combustion efficiency and reduction of vehicle mass have become priorities. Manufacturers are responding to all of these regulations with new technologies for gasoline- and diesel-fueled vehicles that minimize pollution and improve fuel economy.
As a leading supplier of clean air systems with strong technical capabilities, we are well positioned to benefit from the more rigorous environmental standards being adopted around the world. We continue to expand our investment around the world, in regions such as North America, Europe, China, India, and Japan to capitalize on the growing demand for environmentally friendly solutions for light vehicle, commercial truck and off-highway applications driven by environmental regulations in these regions.
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
To remain competitive as a parts and systems supplier, we invest in engineering, research and development, spending $154 million in 2016, $146 million in 2015, and $169 million in 2014, net of customer reimbursements. Such expenses reimbursed by our customers totaled $137 million in 2016, $145 million in 2015, and $159 million in 2014, including building prototypes and incurring other costs on behalf of our customers. We also fund and sponsor university and other independent research to advance our clean air and ride performance development efforts.
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
Tenneco offers adjustable and adaptive damping as well as semi-active suspension systems designed to improve vehicle stability, handling, safety and control. Our systems are based on various technologies including DRiV™ digital valve, Continuously Variable Semi-Active (CVSA) damping and Kinetic® roll control, and Actively Controlled Car (ACOCAR™). In the aftermarket, we supply premium Monroe® branded brakes that complement our ride performance offerings. In addition, we continue to promote the Safety Triangle™ of Steering-Stopping-Stability to educate consumers about the detrimental effect of worn shock absorbers on vehicle steering and stopping distances.

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
Global Rationalization of OE Vehicle Platforms
OEMs have standardized on global platforms designing basic mechanical structures that are suitable for a number of similar vehicle models and able to accommodate different features for more than one region. This standardization will drive production of light vehicles designed on global platforms to grow. Accordingly light vehicle platforms whose annual production exceed one million units are expected to grow from 52 percent of global OE production in 2016 to 57 percent in 2021 based on data provided by IHS Automotive.
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

Changing Aftermarket Distribution Channels and Increased Competition from Lower cost, Private-Label Products
From 2003 to 2016, the number of traditional jobber stores declined in the U.S. Major aftermarket retailers, such as AutoZone and Advance Auto Parts, have continued their work to expand their retail outlets and commercial distribution strategies to sell directly and more effectively to parts installers, which historically had purchased the majority of their needs from local warehouse distributors and jobbers. The size and number of consolidations as well as key customer distribution center footprint expansions have increased in the last a few years, including Advance Auto Parts' purchase of Carquest (which included WorldPac), Auto Zone's purchase of Interamerican Motor Company, O'Reilly Auto Parts' purchase of V.I.P., and more recently Bond Auto, to expand their entrance into the Northeast U.S. market, and Icahn Enterprises L.P.'s agreement to acquire Pep Boys. We are well positioned to respond to these trends and feel our strategy and portfolio of customers are in line with the market changes and opportunities. We make and sell high-quality products marketed under premium brands that appeal to aftermarket retailers and the customers they serve. In addition, our breadth of suspension and emissions control products and a reputation for customer service provide benefits to both wholesalers and retailers.
More recently, our aftermarket business is facing increasing competition from lower cost, private-label products and there is growing pressure to expand our entry level product lines so that retailers may offer a greater range of price points to their consumer customers.
Analysis of Revenues
The table below provides, for each of the years 2014 through 2016, information relating to our net sales and operating revenues, by primary product lines and customer categories.

	Net Sales Year Ended December 31,
	2016	2015	2014
	(Millions)
Clean Air Products & Systems
Aftermarket	$305	$318	$318
Original Equipment
OE Value-add	3,736	3,489	3,559
OE Substrate(1)	2,028	1,916	1,934
	5,764	5,405	5,493
	6,069	5,723	5,811
Ride Performance Products & Systems
Aftermarket	937	941	976
Original Equipment	1,593	1,545	1,633
	2,530	2,486	2,609
Total Revenues	$8,599	$8,209	$8,420

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 for a discussion of substrate sales.
Brands
We have two of the most recognized brands in the industry: Monroe® used for ride control products and Walker® for exhaust products. We differentiate our products and their value proposition with our brands:

•	Monroe®, Kinetic®, Fric-Rot™, Gas-Matic®, Sensa-Trac®, OESpectrum®, and Quick-Strut® for ride performance products,

•	Walker®, Fonos™, XNOx®, Mega-Flow®, Quiet-Flow®, and Tru-Fit® for clean air products,

•	DynoMax® and Thrush® for performance clean air products,

•	Rancho® for suspension products for high performance light trucks, and

•	Clevite® Elastomers and Axios™ for noise, vibration and harshness (NVH) control components.

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
In 2016, we served more than 80 different OEMs and commercial truck and off-highway engine manufacturers worldwide, and our products were included on nine of the top 10 passenger car models produced for sale in Europe and eight of the top 10 light truck models produced for sale in North America for 2016.
During 2016, our OE customers included the following manufacturers of light vehicles, commercial trucks and off-highway equipment and engines:

North America	Europe	Asia
AM General	Agco Corp	Austem
BMW	AvtoVAZ	Beijing Automotive
Caterpillar	BMW	BMW
CNH Industrial	Caterpillar	Brilliance Automobile
Daimler AG	CNH Industrial (Iveco)	Chang'an Automotive
FCA	Daimler AG	China National Heavy-Duty Truck Group
Ford Motor	Deutz AG	Daimler AG
General Motors	Ford Motor	Dongfeng Motor
Harley-Davidson	Geely Automobile	FCA
Honda Motors	General Motors	First Auto Works
Hyundai Motor	John Deere	Ford Motor
John Deere	Mazda Motor	Geely Automobile
Navistar International	McLaren Automotive	General Motors
Nissan Motor	Nissan Motor	Great Wall Motor
Paccar	Paccar	Isuzu Motor Company
Toyota Motor	PSA Peugeot Citroen	Jiangling Motors
Volkswagen Group	Renault	JND
Volvo Global Truck	Suzuki Motor	Kubota
	Tata Motors	Nissan Motor
	Toyota Motor	SAIC Motor
	Volkswagen Group	Tata Motors
	Volvo Global Truck	Toyota Motor
Weichai Power
Yuchai Group

Australia	South America	India
Ford Motor	Agrale S.A.	Ashok Leyland
General Motors	CNH Industrial (Iveco)	BMW
Toyota Motor	Daimler AG	Daimler AG
	FCA	Ford Motor
	Ford Motor	General Motors
	General Motors	Mahindra & Mahindra
	Navistar International	Nissan Motor
	Nissan Motor	Suzuki Motor
	PSA Peugeot Citroen	Tata Motors
	Randon S.A.	Toyota Motor
	Renault	Volkswagen Group
Toyota Motor
Volkswagen Group
The following customers accounted for 10 percent or more of our net sales in any of the last three years.

Customer	2016	2015	2014
General Motors Company	17%	15%	15%
Ford Motor Company	13%	13%	13%
During 2016, our aftermarket customers were comprised of full-line and specialty warehouse distributors, retailers, jobbers, installer chains and car dealers. These customers included National Auto Parts Association (NAPA), Advance Auto Parts, Uni-Select, O’Reilly Auto Parts, Aftermarket Auto Parts Alliance, and AutoZone in North America; Temot Autoteile GmbH, Autodistribution International, Group Auto Union, Auto Teile Ring and AP United in Europe; and Rede Presidente in South America. We believe our aftermarket revenue mix is balanced, with our top 10 aftermarket customers accounting for 63 percent of our net aftermarket sales and our aftermarket sales representing 14 percent of our total net sales in 2016.
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

•
SCR-coated diesel particulate filters (SDPF) systems — Lightweight and compact devices combining the SCR catalyst and the particulate filter onto the same substrate for reducing NOx and particulate matter emissions;

•	Urea dosing systems — Systems comprised of a urea injector, pump, and control unit, among other parts, that dose liquid urea onto SCR catalysts;

•	Four-way catalysts — Devices that combine a three-way catalyst and a particulate filter onto a single device by having the catalyst coating of a converter directly applied onto a particulate filter;

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
We supply our clean air offerings to approximately 30 light vehicle manufacturers for use on approximately 225 light vehicle models, including six of the top 10 passenger car models produced in Europe and seven of the top 10 light truck models produced in North America for 2016. We also supply clean air products to approximately 30 manufacturers of commercial trucks, off-highway equipment and engines, and other vehicles including BMW Motorcycle, Caterpillar, CNHTC, Daimler Trucks, Deutz, FAW Truck, Ford, Harley-Davidson, John Deere, Kubota, Scania and Weichai Power.

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

◦
Semi-active and active suspension systems — Shock absorbers and suspension systems such as CVSAe and ACOCAR™ that electronically adjust a vehicle’s performance based on certain inputs such as steering and braking; and

◦
Kinetic H2/CVSA Continuously Variable Semi Active suspension system (Formerly known as CES) — In 2011, we won the Supplier of the Year award from Vehicle Dynamics International magazine, which recognizes outstanding achievement in global automotive suspension and chassis engineering, for the Kinetic H2/CVSA Continuously Variable Semi Active suspension system installed on the McLaren MP4-12C; and

•	Other — We also offer other ride performance products such as load assist products, springs, steering stabilizers, adjustable suspension systems, suspension kits and modular assemblies.
We supply our ride performance offerings to approximately 30 light vehicle manufacturers for use on over 200 light vehicle models, including six of the top 10 passenger car models produced in Europe and eight of the top 10 light truck models produced in North America for 2016. We also supply ride performance products and systems to over 40 manufacturers of commercial truck, off-highway and other vehicles including Caterpillar, Daimler Trucks, John Deere, Navistar, Paccar, Scania and Volvo Truck.
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
We entered the ride performance product line in 1977 with the acquisition of Monroe Auto Equipment Company, which was founded in 1916 and which introduced the world’s first modern tubular shock absorber in 1930. When the term “Monroe” is used in this document it refers to our subsidiaries and affiliates that produce ride performance products and systems.

Financial Information About Geographic Areas
Refer to Note 11 of the consolidated financial statements of Tenneco Inc. included in Item 8 of this report for financial information about geographic areas.
Sales, Marketing and Distribution
We have separate and distinct sales and marketing efforts for our OE and aftermarket businesses.
For OE sales, our sales and marketing team is an integrated group of professionals, including skilled engineers and program managers, who are organized by customer and product type (e.g., ride performance and clean air). Our sales and marketing teams are centered on meeting the customer's needs with products and services on time; maximizing profit for our investors while financing continued growth and product development; and developing a common system approach to create a superior customer experience. Our teams provide the appropriate mix of operational and technical expertise needed to interface successfully with the OEMs. Our business capture process involves working closely with the OEM platform engineering and purchasing teams. Bidding on OE automotive platforms typically encompasses many months of engineering and business development activity. Throughout the process, our sales team, program managers and product engineers assist the OE customer in defining the project’s technical and business requirements. A normal part of the process includes our engineering and sales personnel working on customers’ integrated product teams, and assisting with developing component/system specifications and test procedures. Given that the OE business involves long-term production contracts awarded on a platform-by-platform basis, our strategy is to leverage our engineering expertise and strong customer relationships to target and win new business and increase operating margins.
For aftermarket sales and marketing, our sales force is generally organized by customer and region and covers multiple product lines. We sell aftermarket products through four primary channels of distribution: (1) the traditional three-step distribution system of full-line warehouse distributors, jobbers and installers; (2) the specialty two-step distribution system of specialty warehouse distributors that carry only specified automotive product groups and installers; (3) direct sales to retailers; and (4) direct sales to installer chains. Our aftermarket sales and marketing representatives cover all levels of the distribution channel, stimulating interest in our products and helping our products move through the distribution system. Also, to generate demand for our products from end-users, we run print, online and outdoor advertisements and offer pricing promotions. We offer business-to-business services to customers with TA-Direct, an on-line order entry and customer service tool. In addition, we maintain detailed web sites for each of our Walker®, Monroe®, Rancho®, DynoMax®, and Monroe® brake brands and our heavy-duty products.
Manufacturing and Engineering
We focus on achieving superior product quality at the lowest delivered cost possible using productive, reliable and safe manufacturing processes to achieve that goal.  Our manufacturing strategy is a component of our Tenneco Business System (TBS) which is a holistic approach to how we work that creates standardized processes and gives us a common business language across business units and geographies.  By driving speed and predictability, the Tenneco Business System enables us to accelerate growth, achieve cost leadership and create high-performance teams.  Manufacturing Operations is one of the value streams that comprise the Tenneco Business System. It is focused on optimizing operations across all Tenneco manufacturing facilities to drive predictable performance and become the global benchmark. Within the Manufacturing Operations value stream, there are nine principles: health and safety; environmental management; continuous improvement; design for manufacturing; total quality management; material control; visual management; total productive maintenance; and high performance teams.  Our goal is to have zero accidents, zero problems with deliveries, zero quality issues, and zero waste.  When we eliminate these issues, we will deliver better service to our customers because we'll have better quality and better cost. We'll have a safer environment for our employees, and we'll become more predictable.  We deploy new technology to differentiate our products from our competitors’ and to achieve higher quality and productivity. We continue to adapt our capacity to customer demand, both expanding capabilities in growth areas as well as reallocating capacity away from segments in decline.
Clean Air
We operate 63 clean air manufacturing facilities worldwide, of which 16 facilities are located in North America, 24 in Europe, South America and India, and 23 in Asia Pacific. We operate 16 of the manufacturing facilities in Asia Pacific through joint ventures in which we hold a controlling interest. We operate five clean air engineering and technical facilities worldwide and share three other such facilities with our ride performance operations. Of the five clean air engineering and technical facilities, one is located in North America, two in Europe, and two in Asia Pacific. In addition, two joint ventures in which we hold a noncontrolling interest operate a total of two manufacturing facilities in Europe.
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

Ride Performance
We operate 28 ride performance manufacturing facilities worldwide, of which nine facilities are located in North America, 13 in Europe, South America and India, and six in Asia Pacific. We operate two of the facilities through joint ventures in which we hold a controlling interest, one in Europe and another one in Asia. We operate seven engineering and technical facilities worldwide and share three other such facilities with our clean air operations. Of the seven ride performance engineering and technical facilities, two are located in North America, four in Europe, South America and India, and one in Asia Pacific.
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
The Quality Management System is detailed in Tenneco's Global Business Policy Manual. The Global Business Policy Manual complies with the ISO/TS 16949:2009, ISO 9001:2008 specifications, and customers' specific requirements. We continue to monitor all new and proposed standards and are planning to implement required new standards in advance of their due date. All of Tenneco's manufacturing facilities, where it has been determined that certification is necessary to serve the customer, or would provide an advantage in securing additional business, have successfully achieved the applicable standard's requirements. Each employee is expected to follow the relevant standards, policies, and procedures contained in the Global Business Policy Manual.
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
The key components of our business strategy are described below:
Develop and Commercialize Advanced Technologies
We develop and commercialize technologies that allow us to expand into new, fast-growing market segments and serve our existing customers. By anticipating customer needs and preferences, we design advanced technologies that meet global market needs. For example, to help our customers meet the increasingly stringent emissions regulations being introduced around the world, we offer several technologies designed to reduce NOx emissions from passenger, commercial truck and off-highway vehicles. These technologies include an integrated Selective Catalytic Reduction (SCR) system that incorporates our XNOx® technology, electrical valves for diesel-powered vehicles with low-pressure exhaust gas recirculation systems, and diesel and gasoline particulate filters. We also offer a NOx absorber and a hydrocarbon lean NOx catalyst system, thermal management solutions, such as our T.R.U.E.-Clean® active diesel particulate filter system and, through a consortium, thermoelectric generators that convert waste exhaust heat into electrical energy.
We expect demand for our products to continue to rise over the next several years. Advanced aftertreatment exhaust systems are required to comply with emissions regulations that affect light, commercial truck and off-highway vehicles as well as locomotive, marine and stationary engines. In addition, vehicle manufacturers are offering greater comfort, handling and safety features with products such as electronic suspension and adjustable dampers. Our CVSA electronic suspension dampers, which we co-developed with Öhlins Racing AB, are now sold to Volvo, Audi, Mercedes, VW, BMW, and Ford, among others, and our Clevite® engineered elastomers to manufacturers with unique NVH requirements. Our newest electronic suspension product

DRiV™ is the first industry example of multiple digital valves coupled with smart switching for use in ride performance products that results in faster response, lighter weight, and reduced power consumption compared to existing analog products.
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
Our revenues generated by our commercial truck, off-highway and other business sectors were 11 percent of our total annual OE revenues in 2016 and 12 percent in 2015.
Expand and Adjust Manufacturing Footprint and Engineering Capabilities
We continue to expand and adjust our global footprint to serve OE and aftermarket customers, building our capabilities to engineer and produce cost competitive, cutting-edge products around the world. In 2014, we opened our clean air research and development facility in Kunshan, China to enhance our engineering capabilities and develop China-specific solutions. In 2015, we opened new facilities in Jeffersonville, Indiana, Sanand, India, Stanowice, Poland and Suzhou, China. We also expanded our manufacturing operations in Celaya, Mexico that produce dampers and other ride performance products for light vehicles and commercial trucks and in Tredegar, U.K. to support growth on significant incremental new business. In addition, we built out our engineering capabilities in Poland, as well as the expansion of our testing capabilities in Germany. In 2016, we opened new facilities in Spring Hill, Tennessee and Lansing, Michigan to support our customers' growth. We also expanded our manufacturing operations in Puebla, Mexico and Birmingham, UK to support growth on significant incremental business. In addition, we built out our testing capabilities in Zwickau, Germany.
Besides expanding our manufacturing footprint and engineering capabilities to serve new customers or markets, we are re-aligning our production, supply chain and other operational functions to ensure standardization, remove redundancies, reduce transit costs, leverage economies of scale, and optimize manufacturing productivity. Adjusting to customer volumes we closed our assembly plant in St. Petersburg, Russia in 2016.
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
We provide value differentiation by creating product extensions bearing our various brands. For example, we offer Monroe® Reflex® and Monroe® OESpectrum® dampers, Walker® Quiet-Flow® mufflers, Rancho® ride performance products, DynoMax® exhaust products and Walker Ultra® catalytic converters, and in Europe, Walker and Aluminox Pro™ mufflers. Further, we market Monroe® Springs, Monroe® Steering and Suspension, and Monro-Magnum® (bus and truck shock line) in Europe and continue to grow our Monroe® Brake pads in North America. We continue to explore other opportunities for developing new product lines that will be marketed under our existing, well-known brands.
We strive to gain additional market share in the aftermarket business by adding new product offerings and increasing our market coverage of existing brands and products. For one, we offer an innovative ride performance product, the Quick-Strut®, that combines the dampers, spring and upper mount into a single, complete module that simplifies and shortens the installation process, eliminating the need for the special tools and skills required previously. Additionally, we find ways to benefit from the consolidation of, and the regional expansion by, our customers and gain business from our competitors given our strength and understanding in the markets and channels in which we do business.
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
In March 2016, we completed the disposition of the Gijon, Spain plant and signed an agreement to transfer ownership of the manufacturing facility in Gijon to German private equity fund Quantum Capital Partners A.G. (QCP). The transfer to QCP was effective March 31, 2016 and under a three year manufacturing agreement, QCP will also continue as a supplier to Tenneco.
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
Adapt Cost Structure to Economic Realities
We aggressively respond to difficult economic environments, aligning our operations to any resulting reductions in production levels and replacement demand and executing comprehensive restructuring and cost-reduction initiatives. For example, on January 31, 2013, we announced our intent to reduce structural costs in Europe by approximately $60 million annually. With the disposition of the Gijon, Spain plant, which was completed at the end of the first quarter of 2016, the annualized rate essentially reached our target of $55 million, at the current exchange rates. In November 2015, we closed on the sale of certain assets related to our Marzocchi mountain bike suspension product line to the affiliates of Fox Factory Holding Corp.; and in December 2015, we closed on the sale of the Marzocchi motorcycle fork product line to an Italian company, VRM S.p.A. These actions were a part of our ongoing efforts to optimize our Ride Performance product line globally while continuously improving our operations and increasing profitability.
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

Environmental Matters
We estimate that we and our subsidiaries will make expenditures for plant, property and equipment for environmental matters of approximately $5 million in 2017 and $3 million in 2018.
For additional information regarding environmental matters, see Item 3, “Legal Proceedings,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 12 to the consolidated financial statements of Tenneco Inc. included in Item 8.
Employees
As of December 31, 2016, we had approximately 31,000 employees of whom approximately 43 percent were covered by collective bargaining agreements. European works councils cover 15 percent of our total employees, a majority of whom are also included under collective bargaining agreements. Several of our existing labor agreements in Mexico and one in the United States are scheduled for renegotiation in 2017. In addition, agreements covering plants in Argentina, Brazil, Europe, India and Thailand are expiring in 2017. We regard our employee relations as satisfactory.

Other
The principal raw material that we use is steel. We obtain steel from a number of sources pursuant to various contractual and other arrangements. We believe that an adequate supply of steel can presently be obtained from a number of different domestic and foreign suppliers. We address price increases by evaluating alternative materials and processes, reviewing material substitution opportunities, increasing component sourcing and parts assembly in best cost countries, strategically pursuing regional and global purchasing strategies for specific commodities, and aggressively negotiating with our customers to allow us to recover these higher costs from them.
We hold a number of domestic and foreign patents and trademarks relating to our products and businesses. We manufacture and distribute our aftermarket products primarily under the Walker® and Monroe® brand names, which are well-recognized in the marketplace and are registered trademarks. We also market certain of our clean air products to OE manufacturers under the names Solid SCR™ and XNOx®. The patents, trademarks and other intellectual property owned by or licensed to us are important in the manufacturing, marketing and distribution of our products.

ITEM 1A.RISK FACTORS.
Future deterioration or prolonged difficulty in economic conditions could have a material adverse impact on our business, financial position and liquidity.
We are a global company and, as such, our businesses are affected by economic conditions in the various geographic regions in which we do business. Economic difficulties generally lead to tightening of credit and liquidity. These conditions often lead to low consumer confidence, which in turn results in delayed and reduced purchases of durable goods such as automobiles and other vehicles. As a result, during difficult economic times our OEM customers can significantly reduce their production schedules. For example, light vehicle production declined significantly during the economic crisis in 2008 and 2009 in North America and Europe, and European production remains below pre-crisis levels. More recently, light vehicle and commercial truck production has declined significantly in South America in 2014, 2015 and 2016 and persistent challenges in the Chinese economy going into 2017 may result in lower-than-anticipated growth in both light and commercial vehicles in the region. Additionally, production of off-highway equipment with our content on them continues to be weak in certain product applications, such as agricultural and construction equipment in the United States and Europe. Any deterioration or prolonged difficulty in economic conditions in any region in which we do business could have a material adverse effect on our business, financial position and liquidity.
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
We depend on major vehicle manufacturers for a substantial portion of our net sales. For example, during the fiscal year ended December 31, 2016, GM and Ford accounted for 17 percent and 13 percent of our net sales, respectively. The loss of all or a substantial portion of our sales to any of our large-volume customers could have a material adverse effect on our financial condition and results of operations by reducing cash flows and our ability to spread costs over a larger revenue base. We may make fewer sales to these customers for a variety of reasons, including but not limited to: (1) loss of awarded business; (2) reduced or delayed customer requirements; (3) strikes or other work stoppages affecting production by the customers; or (4) reduced demand for our customers’ products.
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
The realization of future sales from awarded business is inherently subject to a number of important risks and uncertainties, including the number of vehicles that our OE customers will actually produce, the timing of that production and the mix of options that our OE customers and consumers may choose. For example, light vehicle production declined significantly during the economic crisis in 2008 and 2009 in North America and Europe, and European production remains below pre-crisis levels. More recently, light vehicle and commercial truck production has declined significantly in South America in 2014, 2015 and 2016 and persistent challenges in the Chinese economy going into 2017 may result in lower-than-anticipated growth in both light and commercial vehicles in the region. In addition to the risks inherent in the cyclicality of vehicle production, our customers generally have the right to replace us with another supplier at any time for a variety of reasons and have demanded price decreases over the life of awarded business. Accordingly, we cannot assure you that we will in fact realize any or all of the future sales represented by our awarded business. Any failure to realize these sales could have a material adverse effect on our financial condition, results of operations, and liquidity.
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

Our ability to make payments on our indebtedness depends on our ability to generate cash in the future. If we do not generate sufficient cash flow to meet our debt service, capital investment and working capital requirements, we may need to reduce or cease our repurchase of shares or payments of dividends, seek additional financing or sell assets. If we require such financing and are unable to obtain it, we could be forced to sell assets under unfavorable circumstances and we may not be able to sell assets quickly enough or for sufficient amounts to enable us to meet our obligations.
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
Our senior credit facility and receivables securitization program in the U.S. require us to maintain certain financial ratios. Our senior credit facility and our other debt instruments require us to comply with various operational and other covenants. If there were an event of default under any of our debt instruments that was not cured or waived, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately (which, in turn, could also result in an event of default under one or more of our other financing arrangements). If such event occurs, the lenders under our senior credit facility could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets and we could lose access to our securitization program. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments, either upon maturity or if accelerated, upon an event of default, or that we would be able to refinance or restructure the payments on those debt instruments. This would have a material adverse impact on our liquidity, financial position and results of operations, and on our ability to effect our share repurchase and dividend programs. For example, as a result of the economic downturn in 2008 and 2009, we needed to amend our senior credit agreement to revise the financial ratios we are required to maintain. Even though we were able to obtain that amendment, we cannot assure you that we would be able to obtain an amendment on commercially reasonable terms, or at all, if required in the future.
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
We may be unable to realize our business strategy of improving operating performance and generating cost savings and improvements.
We regularly implement strategic and other initiatives designed to improve our operating performance. For example, in 2013 we announced a cost reduction initiative in Europe to significantly reduce our annual structural costs in the region. Our inability to implement these initiatives in accordance with our plans or our failure to achieve the goals of these initiatives could have a material adverse effect on our business. We rely on these initiatives to offset pricing pressures from our suppliers and our customers, as described above, as well as to manage the impacts of production cuts, such as the significant production decreases we experienced during 2008 and 2009 as a result of the global economic crisis, and the lingering effects this crisis had in Europe in particular, where light vehicle production declined in 2012 and continues to remain below pre-crisis level. Our implementation of announced initiatives is from time to time subject to legal challenge in certain non-U.S. jurisdictions (where applicable employment laws differ from those in the United States). Furthermore, the terms of our senior credit facility and the indentures governing our notes may restrict the types of initiatives we undertake. In the past we have been successful in obtaining the consent of our senior lenders where appropriate in connection with our initiatives. We cannot assure you, however, that we will be able to pursue, successfully implement or realize the expected benefits of any initiative or that we will be able to sustain improvements made to date.
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

The financial condition and results of operations of some of our operating entities are reported in foreign currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our consolidated financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies generally will have a negative impact on our reported revenues and operating profit while depreciation of the U.S. dollar against these foreign currencies will generally have a positive effect on reported revenues and operating profit. For example, our consolidated results of operations were negatively impacted in 2016 primarily due to the strengthening of the U.S. dollar against the euro, Chinese yuan, Canadian dollar, Argentine peso, and the Brazilian real.
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
From time to time we experience significant increases and fluctuations in raw materials pricing and increases in certain lead times; and future changes in the prices of raw materials or utility services, or future increases in lead times, could have a material adverse impact on us.
Significant increases in the cost of certain raw materials used in our products, mainly steel, oil and rubber, or the cost of utility services required to produce our products, to the extent they are not timely reflected in the price we charge our customers or are otherwise mitigated, could materially and adversely impact our results. For example, during 2016 carbon steel prices as well as raw material prices to produce carbon steel and stainless steel increased significantly, with market pricing for carbon steel increasing up to 50% throughout the year driven by the increases in coking coal pricing and iron ore which doubled throughout 2016. In addition, both the European Union as well as the United States have imposed a variety of anti-dumping duties on carbon steel as well as stainless steel varying from 22% to 265% depending on the country of origin. This not only results in higher domestic pricing but limits opportunities in terms of off shore buying.
We attempt to mitigate price increases by evaluating alternative materials and processes, reviewing material substitution opportunities, increasing component sourcing and parts assembly in best cost countries, and strategically pursuing regional and global purchasing strategies for specific commodities. We also aggressively negotiate to recover these higher costs from our customers, and in some cases, such as with respect to steel surcharges, we have the contractual right to recover some or all of these higher costs from certain of our customers. However, if we are successful in recovering these higher costs, we may not receive that recovery in the same period that the costs were incurred and the benefit of the recovery may not be evenly distributed throughout the year.
We also continue to pursue productivity initiatives and other opportunities to reduce costs through restructuring activities. During periods of economic recovery, the cost of raw materials and utility services generally rise. Accordingly, we cannot ensure that we will not face further increased prices in the future or, if we do, whether our actions will be effective in containing them.
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
Our operations rely on a number of information technologies to manage, store, and support business activities. Some of these technologies are managed by third-party service providers and are not under our direct control. We have put in place a number of systems, processes, and practices designed to protect against the failure of our systems, as well as the misappropriation, exposure or corruption of the information stored thereon. Unintentional service disruptions or intentional actions such as intellectual property theft, cyber-attacks, unauthorized access or malicious software, may lead to such misappropriation, exposure or corruption if our, or our service providers’, protective measures prove to be inadequate. Further, these events may cause operational impediments or otherwise adversely affect our product sales, financial condition and/or results of operations. We could also encounter violations of applicable law or reputational damage from the disclosure of confidential information belonging to us or our employees, customers or suppliers. In addition, the disclosure of non-public information could lead to the loss of our intellectual property and/or diminished competitive advantages. Should any of the foregoing events occur, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.
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
Our financial condition and results of operations could be adversely affected because the customer base for automotive parts is decreasing in both the original equipment market and aftermarket. As a result, we are competing for business from fewer customers. Furthermore, consolidation and bankruptcies among automotive parts suppliers have resulted in fewer, larger suppliers who benefit from purchasing and distribution economies of scale. If we cannot achieve cost savings and operational improvements sufficient to allow us to compete favorably in the future with these larger companies, our financial condition and results of operations could be adversely affected due to a reduction of, or inability to increase, sales.
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
The average useful life of automotive parts has steadily increased in recent years due to innovations in products and technologies. The longer product lives allow vehicle owners to replace parts of their vehicles less often. As a result, a portion of sales in the aftermarket has been displaced. This has adversely impacted, and could continue to adversely impact, our aftermarket sales. Also, any additional increases in the average useful lives of automotive parts would further adversely affect the demand for our aftermarket products. Aftermarket sales represented approximately 14 percent of our net sales in the fiscal years ended December 31, 2016 and 15 percent in the fiscal year ended December 31, 2015.

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
We are subject to risks related to operating a multi-national company.
We have manufacturing and distribution facilities in many regions and countries, including Australia, Asia, North America, Europe, South Africa and South America, and sell our products worldwide. For the fiscal year ended December 31, 2016, approximately 51 percent of our net sales were derived from operations outside North America. Current events, including tax reform proposals and the possibility of renegotiated trade deals and international tax law treaties, create a level of uncertainty, and potentially increased complexity, for multi-national companies. These uncertainties could have a material adverse effect on our business and our results of operations and financial condition. In addition, international operations are subject to various risks which could have a material adverse effect on those operations or our business as a whole, including:

•	currency exchange rate fluctuations;

•	exposure to local economic conditions and labor issues;

•	exposure to local political conditions, including the risk of seizure of assets by a foreign government;

•	exposure to local social unrest, including any resultant acts of war, terrorism or similar events;

•	exposure to local public health issues and the resultant impact on economic and political conditions;

•	hyperinflation in certain foreign countries;

•	controls on the repatriation of cash, including imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries;

•	export and import restrictions and an unfavorable trade environment, including as a result of political conditions and changes in the laws in the United States and elsewhere; and

•	requirements for manufacturers to use locally produced goods.
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
We have a significant amount of long-lived assets and goodwill on our consolidated balance sheet. Under generally accepted accounting principles, long-lived assets are required to be reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. If business conditions or other factors cause profitability and cash flows to decline, we may be required to record non-cash impairment charges. Goodwill must be evaluated for impairment annually or more frequently if events indicate it is warranted. If the carrying value of our reporting units exceeds their current fair value as determined based on the discounted future cash flows of the related business, the goodwill is considered impaired and is reduced to fair value by a non-cash charge to earnings. Events and conditions that could result in impairment in the value of our long-lived assets and goodwill include changes in the industries in which we operate, particularly the impact of a downturn in the global economy, as well as competition and advances in technology, adverse changes in the regulatory environment, or other factors leading to reduction in expected long-term sales or profitability. We did not record any non-cash asset impairment charges during the fiscal years ended December 31, 2016, 2015 or 2014.
The value of our deferred tax assets could become impaired, which could materially and adversely affect our operating results.
As of December 31, 2016, we had approximately $188 million in net deferred tax assets. These deferred tax assets include net operating loss carryovers and tax credits that can be used to offset taxable income in future periods and reduce income taxes payable in those future periods. Each quarter, we determine the probability of the realization of deferred tax assets, using significant judgments and estimates with respect to, among other things, historical operating results and expectations of future earnings and tax planning strategies. If we determine in the future that there is not sufficient positive evidence to support the valuation of these assets, due to the risk factors described herein or other factors, we may be required to further adjust the valuation allowance to reduce our deferred tax assets. Such a reduction could result in material non-cash expenses in the period in which the valuation allowance is adjusted and could have a material adverse effect on our results of operations.
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
Our Clean Air product line operates 63 manufacturing facilities worldwide, of which 16 facilities are located in North America, 24 in Europe, South America and India, and 23 in Asia Pacific. Clean Air also operates five engineering and technical facilities worldwide and shares three other such facilities with Ride Performance. Twenty-five of these manufacturing plants are JIT facilities. In addition, two joint ventures in which we hold a noncontrolling interest operate a total of two manufacturing facilities in Europe, all of which are JIT facilities.
Our Ride Performance product line operates 28 manufacturing facilities worldwide, of which nine facilities are located in North America, 13 in Europe, South America and India, and six in Asia Pacific. Ride Performance also operates seven engineering and technical facilities worldwide and shares three other such facilities with Clean Air. Four of these manufacturing plants are JIT facilities located in Europe and India.
The above-described manufacturing locations are located in Argentina, Australia, Belgium, Brazil, Canada, China, Czech Republic, France, Germany, Hungary, India, Italy, Japan, Mexico, Poland, Portugal, Russia, Spain, South Africa, South Korea, Sweden, Thailand, the United Kingdom and the United States. We also have a sales office located in Singapore.
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
Environmental Matters
We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense costs related to an existing condition caused by past operations that do not contribute to current or future revenue generation. As of December 31, 2016, we have the obligation to remediate or contribute towards the remediation of certain sites, including one Federal Superfund site. At December 31, 2016, our aggregated estimated share of environmental remediation costs for all these sites on a discounted basis was approximately $15 million, of which $2 million is recorded in other current liabilities and $13 million is recorded in deferred credits and other liabilities in our consolidated balance sheet. For those locations where the liability was discounted, the weighted average discount rate used was 2.4 percent. The undiscounted value of the estimated remediation costs was $18 million. Our expected payments of environmental remediation costs are estimated to be approximately $2 million in 2017, $1 million each year beginning 2018 through 2021 and $12 million in aggregate thereafter.
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
On November 5, 2014, the DOJ granted us conditional leniency pursuant to an agreement we entered into under the Antitrust Division’s Corporate Leniency Policy. This agreement provides us with important benefits in exchange for our self- reporting of matters to the DOJ and our continuing full cooperation with the DOJ’s resulting investigation. For example, the DOJ will not bring any criminal antitrust prosecution against us, nor seek any criminal fines or penalties, in connection with the matters we reported to the DOJ. Additionally, there are limits on our liability related to any follow on civil antitrust litigation in the U.S. The limits include single rather than treble damages, as well as relief from joint and several antitrust liability with other relevant civil antitrust action defendants. These limits are subject to our satisfying the DOJ and any court presiding over such follow on civil litigation.
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
Other Legal Proceedings, Claims and Investigations
We are also from time to time involved in other legal proceedings, claims or investigations. Some of these matters involve allegations of damages against us relating to environmental liabilities (including, toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warning issues, and other product liability related matters), taxes, unclaimed property, employment matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. Additionally, some of these matters involve allegations relating to legal compliance. While we vigorously defend ourselves against all of these legal proceedings, claims and investigations and take other actions to minimize our potential exposure, in future periods, we could be subject to cash costs or charges to earnings if any of these matters are resolved on unfavorable terms. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, including our assessment of the merits of the particular claim, except as described above under "Antitrust Investigations," we do not expect the legal proceedings, claims or investigations currently pending against us will have any material adverse impact on our consolidated financial position, results of operations or liquidity.
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

ITEM 4.MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 4.1.EXECUTIVE OFFICERS OF THE REGISTRANT.
The following provides information concerning the persons who serve as our executive officers as of February 24, 2017.

Name and Age	Offices Held

Gregg M. Sherrill (64)	Chairman and Chief Executive Officer
Brian J. Kesseler (50)	Chief Operating Officer
Josep Fornos (64)	Executive Vice President, Enterprise Business Initiatives
Timothy E. Jackson (60)	Executive Vice President, Technology, Strategy and Business Development
Kenneth R. Trammell (56)	Executive Vice President and Chief Financial Officer
Henry Hummel (49)	Executive Vice President, Clean Air
Martin Hendricks (54)	Executive Vice President, Ride Performance
Peng (Patrick) Guo (51)	Executive Vice President, Asia Pacific
Gregg Bolt (57)	Senior Vice President, Global Human Resources and Administration
James D. Harrington (56)	Senior Vice President, General Counsel and Corporate Secretary
Joseph A. Pomaranski (61)	Senior Vice President and General Manager, Global Aftermarket
John E. Kunz (52)	Vice President and Controller
Gregg M. Sherrill — Mr. Sherrill was named the Chairman and Chief Executive Officer of Tenneco in January 2007. Mr. Sherrill joined us from Johnson Controls Inc., where he served since 1998, most recently as President, Power Solutions. From 2002 to 2003, Mr. Sherrill served as the Vice President and Managing Director of Europe, South Africa and South America for Johnson Controls’ Automotive Systems Group. Prior to joining Johnson Controls, Mr. Sherrill held various engineering and manufacturing assignments over a 22-year span at Ford Motor Company, including Plant Manager of Ford’s Dearborn, Michigan engine plant, Chief Engineer, Steering Systems and Director of Supplier Technical Assistance. Mr. Sherrill became a director of our company in January 2007. Effective May 17, 2017, Mr. Sherrill will become our Executive Chairman.
Brian J. Kesseler - Mr. Kesseler was named Chief Operating Officer in January 2015. Prior to joining Tenneco, he spent more than 20 years working for Johnson Controls Inc., most recently serving as President of the Johnson Controls Power Solutions business. In 2013, he was elected a corporate officer, and was a member of the Johnson Controls executive operating team. Mr. Kesseler also served as the sponsor of Johnson Controls’ Manufacturing Operations Council. Mr. Kesseler joined JCI in 1994 and during his tenure held leadership positions in all of the company’s business units, including serving as Vice President and General Manager, Service-North America, Systems and Services Europe, and Unitary Products Group, for the Building Efficiency business. He began his career with the Ford Motor Company in 1989 and worked in North America Assembly Operations for five years, specializing in manufacturing management. Mr. Kesseler became a director of our company in October 2016. Effective May 17, 2017, Mr. Kesseler will become our Chief Executive Officer.
Josep Fornos - Mr. Fornos was named Executive Vice President, Enterprise Business Initiatives in September 2015. He served as Executive Vice President, Clean Air Division from October 2014 to September 2015. Prior to that, Mr. Fornos served as Executive Vice President, Ride Performance Division from February 2013 to October 2014, as Executive Vice President and General Manager, Europe, South America and India from March 2012 to February 2013 and as Senior Vice President and General Manager, Europe, South America and India from July 2010 to March 2012. Prior to that, he had served as Vice President and General Manager, Europe Original Equipment Emission Control since March 2007. Mr. Fornos joined Tenneco in July 2000 as Vice President and General Manager, Europe Original Equipment Ride Control. Prior to joining Tenneco, Mr. Fornos spent a year at Lear Corporation as General Manager of the company’s seating and wire and harness business in France, following Lear’s acquisition of United Technologies Automotive. Mr. Fornos spent 16 years with United Technologies Automotive, holding several management positions in production, engineering and quality control in Spain and later having Europe-wide responsibility for engineering and quality control.
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

Mr. Jackson has also held senior management positions at BF Goodrich Aerospace and General Motors Corporation. Mr. Jackson will retire from the Company effective March 31, 2017.
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
Henry Hummel — Mr. Hummel became Executive Vice President, Clean Air in December 2016. Prior to that, Mr. Hummel was named Senior Vice President and General Manager, Clean Air Division in September 2015. He is responsible for leading Tenneco's Clean Air product line. Mr. Hummel joined Tenneco from GE Healthcare where, since October 2014, he had been serving as President and CEO of molecular imaging and computed tomography, leading the company's $3.5 billion global business focused on diagnostic imaging equipment and services. He had been with GE Healthcare for more than 20 years, managing global business and functions including operations, strategic planning, new product introductions, technology and business integration. In addition to his time with GE Healthcare, Mr. Hummel also spent time with Johnson Controls, Inc., serving as Vice President and General Manager Service North America and Covance, as Vice President and General Manager of the company's Madison, Wisconsin laboratories.
Martin Hendricks — Mr. Hendricks was named Executive Vice President, Ride Performance in February 2017. Mr. Hendricks joined Tenneco from Federal Mogul Corp. where he had been since May 2008, serving most recently as president, global braking and regional president, EMEA, based in Glinde, Germany. During his time at Federal Mogul, Mr. Hendricks has served in management and executive roles in both OE and aftermarket businesses and in the EMEA, North America and South America regions. His previous experience includes leadership positions with EurotaxGlass International AG, TRW and Robert Bosch. Mr. Hendricks has more than 25 years of experience with an extensive background in optimizing operations, driving sales and market share growth, integrating businesses and expanding in new markets.
Peng (Patrick) Guo — Mr. Guo became Executive Vice President, Asia Pacific in December 2016, and was Senior Vice President and General Manager, Asia Pacific from October 2014 until December 2016. Mr. Guo served as Vice President and Managing Director, China from 2007 until October 2014. From 1996 to 2003, Mr. Guo served as General Manager, Asia Aftermarket Operations while based in Beijing, China. He left Tenneco in October 2003 to become president of the AGC Automotive China Operations for the Ashai Glass Company. He returned to Tenneco in July 2007. Before joining Tenneco, Mr. Guo was an engineer at the Ford Motor Company, which included assignments in manufacturing, quality and product design.
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

	Sales Prices
Quarter	High	Low
2016
1st	$52.16	$34.45
2nd	57.73	44.55
3rd	58.97	44.68
4th	66.98	51.09
2015
1st	$59.87	$49.14
2nd	61.73	55.01
3rd	58.20	39.13
4th	57.18	44.15
As of February 17, 2017, there were approximately 15,237 holders of record of our common stock, including brokers and other nominees.
On February 1, 2017, we announced the reinstatement of a quarterly dividend program under which we expect to pay a quarterly dividend of $0.25 per share on our common stock, representing a planned annual dividend of $1.00 per share. The initial dividend is payable on March 23, 2017 to stockholders of record as of March 7, 2017. While we currently expect to pay comparable quarterly cash dividends in the future, our dividend program and the payment of future cash dividends are subject to continued capital availability, the judgment of our Board of Directors and our continued compliance with the provisions pertaining to the payment of dividends under our debt agreements. The Company did not pay any dividends in fiscal years 2016, 2015 or 2014.
For additional information concerning our payment of dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.
See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” included in Item 12 for information regarding securities authorized for issuance under our equity compensation plans.
Purchase of equity securities by the issuer and affiliated purchasers
The following table provides information relating to our purchase of shares of our common stock in the fourth quarter of 2016. These purchases include shares withheld upon vesting of restricted stock for minimum tax withholding obligations. We generally intend to continue to satisfy statutory minimum tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares.

Period	Total Number of Shares Purchased (1)	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares That May Yet be Purchased Under These Plans or Programs (Millions)
October 2016	560,073	$56.28	559,849	$160
November 2016	577,803	$55.24	576,500	$128
December 2016	263,200	$62.21	263,200	$112
Total	1,401,076	$56.96	1,399,549	$112

(1)	Includes shares withheld upon vesting of restricted stock in the amount of 224 in October 2016 and 1,303 in November 2016.

In October 2015, our Board of Directors expanded our company’s share repurchase program, authorizing the repurchase of an additional $200 million of our company's outstanding common stock. This authorization was in addition to the $350 million share repurchase program our company announced in January 2015.
In February 2017, our Board of Directors authorized the repurchase of up to $400 million of the Company's outstanding common stock over the next three years. This includes the remaining amount authorized under earlier repurchase programs. The Company anticipates acquiring the shares through open market or privately negotiated transactions, which will be funded through cash from operations. The repurchase program does not obligate the Company to make repurchase within any specific time or situations, and opportunities in higher priority areas could affect the cadence of this program.
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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Tenneco Inc., the S&P 500 Index,
and a Peer Group

$250
$200
$150
$100
$50
$0
12/11
12/12
12/13
12/14
12/15
12/16
Tenneco Inc.
S&P 500
Peer Group

*$100 invested on 12/31/11 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2017 Standard & Poor's, a division of S&P Global. All rights reserved.

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Tenneco Inc.	100.00	117.90	189.96	190.09	154.16	209.77
S&P 500	100.00	116.00	153.58	174.60	177.01	198.18
Peer Group	100.00	128.42	192.11	216.84	165.65	208.36

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

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
	2016(a)	2015(b)	2014(c)	2013(d)	2012(e)
	(Millions Except Share and Per Share Amounts)
Statements of Income Data:
Net sales and operating revenues —
Clean Air Division
North America	$3,016	$2,867	$2,840	$2,666	$2,512
Europe, South America & India	2,081	1,935	2,088	2,045	1,827
Asia Pacific	1,080	1,037	1,022	853	695
Intergroup sales	(108)	(116)	(139)	(120)	(108)
Total Clean Air Division	6,069	5,723	5,811	5,444	4,926
Ride Performance Division
North America	1,243	1,323	1,361	1,265	1,223
Europe, South America & India	1,045	972	1,070	1,087	1,094
Asia Pacific	323	275	269	251	213
Intergroup sales	(81)	(84)	(91)	(83)	(93)
Total Ride Performance Division	2,530	2,486	2,609	2,520	2,437
Total Tenneco Inc.	$8,599	$8,209	$8,420	$7,964	$7,363
Earnings before interest expense, income taxes, and noncontrolling interests —
Clean Air Division
North America	$225	$244	$237	$229	$202
Europe, South America & India	103	52	59	$57	$54
Asia Pacific	150	121	101	$84	$71
Total Clean Air Division	478	417	397	$370	$327
Ride Performance Division
North America	157	155	143	$124	$122
Europe, South America & India	25	(5)	40	$(7)	$41
Asia Pacific	56	39	36	$22	$5
Total Ride Performance Division	238	189	219	$139	$168
Other	(188)	(87)	(124)	(85)	(67)
Total Tenneco Inc.	$528	$519	$492	424	428
Interest expense (net of interest capitalized)	92	67	91	80	105
Income tax expense	3	149	131	122	19
Net income	433	303	270	222	304
Less: Net income attributable to noncontrolling interests	70	56	44	39	29
Net income attributable to Tenneco Inc.	$363	$247	$226	$183	$275
Weighted average shares of common stock outstanding —
Basic	55,939,135	59,678,309	60,734,022	60,474,492	59,985,677
Diluted	56,407,436	60,193,150	61,782,508	61,594,062	61,083,510
Basic earnings per share of common stock	$6.49	$4.14	$3.72	$3.03	$4.58
Diluted earnings per share of common stock	$6.44	$4.11	$3.66	$2.97	$4.50

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(Millions Except Ratio and Percent Amounts)
Balance Sheet Data (at year end):
Total assets(f)	$4,342	$3,967	$3,996	$3,817	$3,593
Short-term debt	90	86	60	83	113
Long-term debt(f)	1,294	1,124	1,055	1,006	1,052
Redeemable noncontrolling interests	43	43	35	20	15
Total Tenneco Inc. shareholders’ equity	588	433	497	433	246
Noncontrolling interests	51	42	41	39	45
Total equity	639	475	538	472	291
Statement of Cash Flows Data:
Net cash provided by operating activities	$489	$517	$341	$503	$365
Net cash used by investing activities	(340)	(303)	(339)	(266)	(273)
Net cash provided (used) by financing activities	(91)	(172)	20	(175)	(89)
Cash payments for plant, property and equipment	(325)	(286)	(328)	(244)	(256)
Other Data:
EBITDA including noncontrolling interests(g)	$740	$722	$700	$629	$633
Ratio of EBITDA including noncontrolling interests to interest expense	8.04	10.78	7.69	7.86	6.03
Ratio of net debt (total debt less cash and cash equivalents) to EBITDA including noncontrolling interests(h)	1.40	1.28	1.19	1.29	1.49
Ratio of earnings to fixed charges(i)	4.65	5.85	4.41	4.34	3.55

NOTE: Our consolidated financial statements for the three years ended December 31, 2016, which are discussed in the following notes, are included in this Form 10-K under Item 8.

(a)
2016 includes $36 million in restructuring and related costs primarily related to manufacturing footprint improvements in North America Ride Performance, headcount reduction and cost improvement initiatives in Europe and China Clean Air, South America and Australia. Of the total $36 million we incurred in restructuring and related costs, $6 million was related to asset write-downs. 2016 also includes a net tax benefit of $110 million primarily relating to the recognition of a U.S. tax benefit for foreign taxes, $24 million in pre-tax interest charges related to the refinancing of our senior notes due in 2020 and $72 million in pension buyout charges.

(b)
2015 includes $63 million of restructuring and related costs primarily related to the European cost reduction efforts, exiting the Marzocchi suspension business, headcount reductions in Australia and South America, and the closure of a JIT plant in Australia. Of the total $63 million we incurred in restructuring and related costs, $10 million was related to asset write-downs and $4 million was in charges related to pension benefits.

(c)
2014 includes $49 million of restructuring and related costs primarily related to the European cost reduction efforts, headcount reductions in Australia and South America, the sale of a closed facility in Cozad, Nebraska and costs related to organizational changes. Of the total $49 million we incurred in restructuring and related costs, $3 million was related to non-cash asset write downs and $2 million was related to a non-cash charge on the sale of a closed facility. 2014 also includes $32 million in charges related to postretirement benefits, of which $21 million was a non-cash charge related to payments made to retirement plan participants out of pension assets and $11 million related to an adjustment to the postretirement medical liability, and $13 million in pre-tax interest charges related to the refinancing of our senior credit facility.

(d)
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

(e)
2012 includes a $7 million asset impairment charge related to certain assets of our European Ride Performance business, a benefit of $5 million from property recoveries related to transactions originated by The Pullman Company before being acquired by Tenneco in 1996 and $18 million in pre-tax interest charges related to the refinancing of our senior credit facility and senior notes.

(f)
In April 2015, the FASB issued Accounting Standard Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. For public business entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted for financial statements that have not been previously issued. We adopted this standard for the first quarter of 2015 and applied retrospectively. The balance for unamortized debt issuance costs was $13 million, $12 million, $14 million, $13 million and $15 million at December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

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

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Millions)
Net income	$363	$247	$226	$183	$275
Noncontrolling interests	70	56	44	39	29
Income tax expense	3	149	131	122	19
Interest expense, net of interest capitalized	92	67	91	80	105
Depreciation and amortization of other intangibles	212	203	208	205	205
Total EBITDA including noncontrolling interests	$740	$722	$700	$629	$633

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

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Millions)
Total Debt	$1,384	$1,210	$1,115	$1,089	$1,165
Total Cash	349	288	285	280	223
Net Debt	$1,035	$922	$830	$809	$942

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
Executive Summary
We are one of the world’s leading manufacturers of clean air and ride performance products and systems for light vehicle, commercial truck and off-highway applications. We serve both original equipment (OE) vehicle designers and manufacturers and the repair and replacement markets, or aftermarket, globally through leading brands, including Monroe®, Rancho®, Clevite® Elastomers, Axios™, Kinetic® and Fric-Rot™ ride performance products and Walker®, XNOx®, Fonos™, DynoMax® and Thrush®clean air products. We serve more than 80 different original equipment manufacturers and commercial truck and off-highway engine manufacturers, and our products are included on nine of the top 10 car models produced for sale in Europe and eight of the top 10 light truck models produced for sale in North America for 2016. Our aftermarket customers are comprised of full-line and specialty warehouse distributors, retailers, jobbers, installer chains and car dealers. As of December 31, 2016, we operated 91 manufacturing facilities worldwide and employed approximately 31,000 people to service our customers’ demands.
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
For 2016, light vehicle production continued to improve from recent years in some of the geographic regions in which we operate. Light vehicle production was up two percent in North America, three percent in Europe, 10 percent in India and 14 percent in China. South America light vehicle production was down 10 percent and Australia was down eight percent from 2015 levels.
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
Total revenue for 2016 was $8,599 million, a five percent increase from $8,209 million in 2015, on strong global light vehicle revenues, driven by both the Clean Air and Ride Performance product lines. Excluding the impact of currency and substrate sales, revenue was up $460 million from $6,293 million to $6,753 million. The increase in revenue was primarily driven by stronger OE light vehicle volumes in North America Clean Air, Europe, South America and India and China and increased aftermarket Ride Performance sales in Europe and South America, new platforms in North America, Europe and China as well as higher commercial truck, off-highway and other Clean Air revenue, which were partially offset by lower commercial truck, off-highway and other Ride Performance revenue mainly in North America and Europe and lower aftermarket revenue in North America.
Cost of sales: Cost of sales for 2016 was $7,111 million, or 82.7 percent of sales, compared to $6,845 million, or 83.4 percent of sales in 2015. The following table lists the primary drivers behind the change in cost of sales ($ millions).

Year ended December 31, 2015	$6,845
Volume and mix	590
Material	(132)
Currency exchange rates	(179)
Restructuring	(36)
Other Costs	23
Year ended December 31, 2016	$7,111

The increase in cost of sales was due to the year-over-year increase in volume and higher other costs, mainly manufacturing, partially offset by the impact of currency exchange rates, lower net material costs and lower restructuring.
Gross margin: Revenue less cost of sales for 2016 was $1,488 million, or 17.3 percent of sales, versus $1,364 million, or 16.6 percent of sales in 2015. The effect on gross margin resulting from year-over-year increase in volume, lower net material costs and lower restructuring costs was partially offset by higher other costs, mainly manufacturing, and unfavorable currency impact.
Engineering, research and development: Engineering, research and development expense was $154 million and $146 million in 2016 and 2015, respectively, mainly due to currency impact and the timing of customers' recoveries.
Selling, general and administrative (SG&A): Selling, general and administrative expense was up $98 million in 2016, at $589 million, compared to $491 million in 2015, mostly due to $72 million in pension buyout charges in 2016.
Depreciation and amortization: Depreciation and amortization expense was $212 million and $203 million for 2016 and 2015, respectively.
Earnings before interest expense, taxes and noncontrolling interests (“EBIT”) was $528 million for 2016, an increase of $9 million, when compared to $519 million in the prior year. Higher OE light vehicle volumes in North America Clean Air, Europe, South America and India and China, increased aftermarket Ride Performance sales in Europe and South America, new platforms in North America, Europe and China, higher commercial truck, off-highway and other Clean Air revenue, the benefit of our product cost leadership initiatives, lower restructuring and related expenses and savings from previous restructuring activities were partially offset by lower commercial truck, off-highway and other Ride Performance revenue mainly in North America and Europe, lower aftermarket revenue in North America, higher SG&A and engineering expenses and $33 million of negative currency. EBIT for 2015 also benefited from the timing of a customer recovery in China Clean Air of $5 million.
Results from Operations
Net Sales and Operating Revenues for Years 2016 and 2015
The tables below reflect our revenues for 2016 and 2015. We show the component of our OE revenue represented by substrate sales. While we generally have primary design, engineering and manufacturing responsibility for OE emission control systems, we do not manufacture substrates. Substrates are porous ceramic filters coated with a catalyst - typically, precious metals such as platinum, palladium and rhodium. These are supplied to us by Tier 2 suppliers generally as directed by our OE customers. We generally earn a small margin on these components of the system. As the need for more sophisticated emission control solutions increases to meet more stringent environmental regulations, and as we capture more diesel aftertreatment business, these substrate components have been increasing as a percentage of our revenue. While these substrates dilute our gross margin percentage, they are a necessary component of an emission control system.
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

	Year Ended December 31, 2016
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$3,003	$1,052	$1,951	$(1)	$1,952
Europe, South America & India	1,989	735	1,254	(60)	1,314
Asia Pacific	1,077	241	836	(41)	877
Total Clean Air Division	6,069	2,028	4,041	(102)	4,143
Ride Performance Division
North America	1,234	—	1,234	(13)	1,247
Europe, South America & India	1,019	—	1,019	(51)	1,070
Asia Pacific	277	—	277	(16)	293
Total Ride Performance Division	2,530	—	2,530	(80)	2,610
Total Tenneco Inc.	$8,599	$2,028	$6,571	$(182)	$6,753

	Year Ended December 31, 2015
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$2,851	$1,007	$1,844	$—	$1,844
Europe, South America & India	1,835	664	1,171	—	1,171
Asia Pacific	1,037	245	792	—	792
Total Clean Air Division	5,723	1,916	3,807	—	3,807
Ride Performance Division
North America	1,313	—	1,313	—	1,313
Europe, South America & India	944	—	944	—	944
Asia Pacific	229	—	229	—	229
Total Ride Performance Division	2,486	—	2,486	—	2,486
Total Tenneco Inc.	$8,209	$1,916	$6,293	$—	$6,293

	Year Ended December 31, 2016 Versus Year Ended December 31, 2015 Dollar and Percent Increase (Decrease)
	Revenues	Percent	Value-add Revenues excluding Currency	Percent
	(Millions Except Percent Amounts)
Clean Air Division
North America	$152	5%	$108	6%
Europe, South America & India	154	8%	143	12%
Asia Pacific	40	4%	85	11%
Total Clean Air Division	346	6%	336	9%
Ride Performance Division
North America	(79)	(6)%	(66)	(5)%
Europe, South America & India	75	8%	126	13%
Asia Pacific	48	21%	64	28%
Total Ride Performance Division	44	2%	124	5%
Total Tenneco Inc.	$390	5%	$460	7%

Light Vehicle Industry Production by Region for Years Ended December 31, 2016 and 2015 (According to IHS Automotive, January 2017)

	Year Ended December 31,
	2016	2015	Increase (Decrease)	% Increase (Decrease)
	(Number of Vehicles in Thousands)
North America	17,849	17,495	354	2%
Europe	21,515	20,936	579	3%
South America	2,772	3,073	(301)	(10)%
India	4,171	3,807	364	10%
Total Europe, South America & India	28,458	27,816	642	2%
China	26,975	23,679	3,296	14%
Australia	156	169	(13)	(8)%

Clean Air revenue was up $346 million in 2016 compared to 2015 with higher volumes in all segments. In North America, higher volumes drove a $190 million revenue increase due to increased OE light vehicle sales and new platforms offset partially by lower commercial truck, off-highway and other vehicle revenue and lower aftermarket revenue. Currency had a $1 million unfavorable impact on North American revenues. In the European, South American and Indian segment, higher volumes drove a $251 million increase in revenues mainly due to increased OE light vehicle sales across the region, higher commercial truck, off-highway and other vehicle revenue and new platforms in Europe. Currency had an $87 million unfavorable impact on European, South American and Indian revenues. In Asia Pacific, higher volumes of $121 million were mainly driven by increased OE light vehicle sales and new programs in China and higher commercial truck, off-highway and other vehicle revenue in China and Japan. Currency had a $52 million unfavorable impact on Asia Pacific revenues.
Ride Performance revenue was up $44 million in 2016 compared to 2015. In North America, lower volumes of $100 million were driven by lower volumes in OE light vehicle, commercial truck and aftermarket revenues net of favorable mix. Currency had a $13 million unfavorable impact on North American revenues. In the European, South American and Indian segment, higher volumes of $127 million were driven by increases in light vehicle sales across the region and higher aftermarket sales in Europe and South America, which were partially offset by lower commercial truck and off-highway vehicle revenues in Europe reflecting the sale of the Marzocchi specialty business. Currency had a $51 million unfavorable impact on European, South American and Indian revenues. In Asia Pacific, higher volumes of $66 million were mainly driven by increased OE light vehicle volumes in China. Currency had a $16 million unfavorable impact on Asia Pacific revenues.

Net Sales and Operating Revenues for Years 2015 and 2014
The following tables reflect our revenues for the years of 2015 and 2014. See “Net Sales and Operating Revenues for Years 2016 and 2015” for a description of why we present these reconciliations of revenue.

	Year Ended December 31, 2015
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$2,851	$1,007	$1,844	$(5)	$1,849
Europe, South America & India	1,835	664	1,171	(236)	1,407
Asia Pacific	1,037	245	792	(28)	820
Total Clean Air Division	5,723	1,916	3,807	(269)	4,076
Ride Performance Division
North America	1,313	—	1,313	(29)	1,342
Europe, South America & India	944	—	944	(195)	1,139
Asia Pacific	229	—	229	(15)	244
Total Ride Performance Division	2,486	—	2,486	(239)	2,725
Total Tenneco Inc.	$8,209	$1,916	$6,293	$(508)	$6,801

	Year Ended December 31, 2014
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$2,815	$1,045	$1,770	$—	$1,770
Europe, South America & India	1,974	668	1,306	—	1,306
Asia Pacific	1,022	221	801	—	801
Total Clean Air Division	5,811	1,934	3,877	—	3,877
Ride Performance Division
North America	1,351	—	1,351	—	1,351
Europe, South America & India	1,032	—	1,032	—	1,032
Asia Pacific	226	—	226	—	226
Total Ride Performance Division	2,609	—	2,609	—	2,609
Total Tenneco Inc.	$8,420	$1,934	$6,486	$—	$6,486

	Year Ended December 31, 2015 Versus Year Ended December 31, 2014 Dollar and Percent Increase (Decrease)
	Revenues	Percent	Value-add Revenues excluding Currency	Percent
	(Millions Except Percent Amounts)
Clean Air Division
North America	$36	1%	$79	4%
Europe, South America & India	(139)	(7)%	101	8%
Asia Pacific	15	1%	19	2%
Total Clean Air Division	(88)	(2)%	199	5%
Ride Performance Division
North America	(38)	(3)%	(9)	(1)%
Europe, South America & India	(88)	(9)%	107	10%
Asia Pacific	3	1%	18	8%
Total Ride Performance Division	(123)	(5)%	116	4%
Total Tenneco Inc.	$(211)	(3)%	$315	5%
Light Vehicle Industry Production by Region for Years Ended December 31, 2015 and 2014 (Updated according to IHS Automotive, January 2017)

	Year Ended December 31,
	2015	2014	Increase (Decrease)	% Increase (Decrease)
	(Number of Vehicles in Thousands)
North America	17,495	17,029	466	3%
Europe	20,936	20,151	785	4%
South America	3,073	3,818	(745)	(20)%
India	3,807	3,594	213	6%
Total Europe, South America & India	27,816	27,563	253	1%
China	23,679	22,610	1,069	5%
Australia	169	175	(6)	(3)%
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

Earnings before Interest Expense, Income Taxes and Noncontrolling Interests (“EBIT”) for Years 2016 and 2015

	Year Ended December 31,		Change
	2016	2015
	(Millions)
Clean Air Division
North America	$225	$244	$(19)
Europe, South America & India	103	52	51
Asia Pacific	150	121	29
Total Clean Air Division	478	417	61
Ride Performance Division
North America	157	155	2
Europe, South America & India	25	(5)	30
Asia Pacific	56	39	17
Total Ride Performance Division	238	189	49
Other	(188)	(87)	(101)
Total Tenneco Inc.	$528	$519	$9
The EBIT results shown in the preceding table include the following items, certain of which are discussed below under “Restructuring and Other Charges,” which have an effect on the comparability of EBIT results between periods:

	Year Ended December 31,
	2016	2015
	(Millions)
Clean Air Division
Europe, South America & India
Restructuring and related expenses	$3	$6
Asia Pacific
Restructuring and related expenses	4	4
Total Clean Air Division	$7	$10
Ride Performance Division
North America
Restructuring and related expenses	$6	$2
Europe, South America & India
Restructuring and related expenses	20	49
Asia Pacific
Restructuring and related expenses	1	2
Total Ride Performance Division	$27	$53
Other
Restructuring and related expenses	$2	$—
Pension/Postretirement charges (1)	72	4
Total Other	$74	$4

(1)	Charges related to pension derisking.
EBIT for the Clean Air division was $478 million in 2016 compared to $417 million in 2015. EBIT for North America decreased $19 million, to $225 million, in 2016 versus 2015. The benefit from higher OE light vehicle sales, new platforms and favorable currency was more than offset by lower aftermarket revenue, lower commercial truck and off-highway vehicle revenue, higher manufacturing costs and higher SG&A expense. Europe, South America and India's EBIT was $103 million in 2016 and $52 million in 2015. The benefit from higher light vehicle volumes, higher commercial truck, off-highway and other vehicle revenue, favorable mix and new platforms in Europe as well as lower restructuring and related expenses and year-over-year restructuring savings was partially offset by negative currency. EBIT for Asia Pacific increased $29 million to $150 million in 2016 from $121 million in 2015. EBIT benefited from increased OE light vehicle sales and new platforms in China, higher commercial truck, off-highway and other vehicle revenue in China and Japan as well as strong operational cost management, partially offset by higher SG&A expense and negative currency. For the Clean Air division, $7 million restructuring and related expenses were included in EBIT for 2016, whereas $10 million were included for 2015. EBIT for Clean Air division also benefited from the timing of a customer recovery in China of $5 million in 2015. Currency had a $23 million unfavorable impact on EBIT of the Clean Air division for 2016 when compared to 2015.
EBIT for the Ride Performance division was $238 million in 2016 compared to $189 million in 2015. EBIT for North America increased $2 million in 2016 to $157 million from $155 million in 2015. The benefit of improved operational cost management was partially offset by lower volumes in light vehicle, commercial truck and aftermarket revenues net of favorable mix, higher restructuring and related expenses and negative currency. Europe, South America and India's EBIT was $25 million in 2016 and negative $5 million in 2015. The benefit from higher light vehicle sales in the region, higher aftermarket sales in Europe and South America, lower restructuring and related expenses and savings from prior restructuring activities was partially offset by unfavorable mix in Europe, lower commercial truck, off-highway and other vehicle revenue in Europe reflecting the sale of the Marzocchi specialty business and negative currency. EBIT for Asia Pacific increased to $56 million in 2016 from $39 million in 2015, mainly driven by higher light vehicle volumes in China and lower restructuring and related expenses which were partially offset by higher SG&A and engineering expenses and negative currency. For the Ride Performance division, restructuring and related expenses of $27 million were included in EBIT for 2016 and $53 million for 2015. Currency had a $10 million unfavorable impact on EBIT of the Ride Performance division for 2016 when compared to 2015.
Currency had a $33 million unfavorable impact on overall company EBIT for 2016 as compared to 2015.

EBIT for Years 2015 and 2014

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
EBIT for the Clean Air division was $417 million in 2015 compared to $397 million in 2014. EBIT for North America increased $7 million to $244 million in 2015 versus 2014. The benefit from higher light vehicle and aftermarket sales and operational cost management was partially offset by lower volumes in commercial truck and off-highway vehicle, unfavorable mix and negative currency. Europe, South America and India's EBIT was $52 million in 2015 compared to $59 million in 2014. The benefit from higher light vehicle volumes, higher commercial truck, off-highway and other vehicle volumes and new platforms in the Europe, lower restructuring and related expenses, year-over-year restructuring savings and a charge related to the bankruptcy of an European aftermarket customer in prior year was more than offset by lower volumes in South America, lower aftermarket volumes in Europe, unfavorable mix, higher SG&A and engineering expenses and negative currency. EBIT for Asia Pacific increased $20 million to $121 million in 2015 from $101 million in 2014. EBIT benefited from higher light vehicle volumes in China, new platforms in China and Japan, strong operational cost management, lower restructuring and related expenses and year-over-year savings from prior restructuring activities, partially offset by lower commercial truck revenue in China. For the Clean Air division, restructuring and related expenses of $10 million were included in EBIT for 2015 and $17 million in 2014. EBIT for Clean Air division also benefited from the timing of a customer recovery in China of $5 million in 2015. EBIT for Clean Air division included a charge of $4 million related to the bankruptcy of an aftermarket customer in Europe in 2014. Currency had a $22 million unfavorable impact on EBIT of the Clean Air division in 2015 when compared to 2014.
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
Currency had a $64 million unfavorable impact on overall company EBIT in 2015 as compared to 2014.
EBIT as a Percentage of Revenue for Years 2016, 2015 and 2014

	Year Ended December 31,
	2016	2015	2014
Clean Air Division
North America	7%	9%	8%
Europe, South America & India	5%	3%	3%
Asia Pacific	14%	12%	10%
Total Clean Air Division	8%	7%	7%
Ride Performance Division
North America	13%	12%	11%
Europe, South America & India	2%	(1)%	4%
Asia Pacific	20%	17%	16%
Total Ride Performance Division	9%	8%	8%
Total Tenneco Inc.	6%	6%	6%

In the Clean Air division, EBIT as a percentage of revenues for 2016 was up one percentage point compared to 2015. In North America, EBIT as a percentage of revenues for 2016 was down two percentage points compared to 2015. The benefit from higher OE light vehicle sales, new platforms and favorable currency was more than offset by lower aftermarket revenue, lower commercial truck and off-highway vehicle revenue, higher manufacturing costs and higher SG&A expense. Europe, South America and India's EBIT as a percentage of revenues for 2016 was up two percentage points compared to 2015. The benefit from higher light vehicle volumes, higher commercial truck, off-highway and other vehicle revenue, favorable mix and new platforms in Europe as well as lower restructuring and related expenses and year-over-year restructuring savings was partially offset by negative currency. EBIT as a percentage of revenues for Asia Pacific in 2016 was up two percentage points compared to 2015. EBIT benefited from increased OE light vehicle sales and new platforms in China, higher commercial truck, off-highway and other vehicle revenue in China and Japan as well as strong operational cost management, partially offset by higher SG&A expense, negative currency and the timing of a customer recovery in China.
In the Ride Performance division, EBIT as a percentage of revenues was up one percentage point compared to 2015. In 2016, EBIT as a percentage of revenues for North America was up one percentage point compared to 2015. The benefit of improved operational cost management was partially offset by lower volumes in light vehicle, commercial truck and aftermarket revenues net of favorable mix, higher restructuring and related expenses and negative currency. EBIT as a percentage of revenues in Europe, South America and India was up three percentage points compared to 2015. The benefit from higher light vehicle sales in the region, higher aftermarket sales in Europe and South America, lower restructuring and related expenses and savings from prior restructuring activities was partially offset by unfavorable mix in Europe, lower commercial truck, off-highway and other vehicle revenue in Europe reflecting the sale of the Marzocchi specialty business and negative currency. In Asia Pacific, EBIT as a percentage of revenues for 2016 was up three percentage points compared to 2015, mainly driven by higher light vehicle volumes in China and lower restructuring and related expenses which were partially offset by higher SG&A and engineering expenses and negative currency.
In the Clean Air division, EBIT as a percentage of revenues in 2015 was even compared to 2014. In North America, EBIT as a percentage of revenues in 2015 was up one percentage point compared to 2014. The benefit from higher light vehicle and aftermarket sales and operational cost management was partially offset by lower volumes in commercial truck and off-highway vehicle, unfavorable mix and negative currency. Europe, South America and India's EBIT as a percentage of revenues in 2015 was even compared to 2014. The benefit from higher light vehicle volumes, higher commercial truck, off-highway and other vehicle volumes and new platforms in Europe, lower restructuring and related expenses, year-over-year restructuring savings and a charge related to the bankruptcy of an European aftermarket customer in prior year was offset by lower volumes in South

America, lower aftermarket volumes in Europe, unfavorable mix, higher SG&A and engineering expenses and negative currency. EBIT as a percentage of revenues for Asia Pacific in 2015 was up two percentage points compared to 2014. The benefit from higher light vehicle volumes in China, new platforms in China and Japan, strong operational cost management, lower restructuring and related expenses, year-over-year savings from prior restructuring activities and the timing of a customer recovery in China was partially offset by lower commercial truck revenue in China.
In the Ride Performance division, EBIT as a percentage of revenues was even compared to 2014. In 2015, EBIT as a percentage of revenues for North America was up one percentage point compared to 2014. The benefit from increased aftermarket volumes, lower restructuring and related expenses and improved operational cost management was partially offset by lower light vehicle volumes, lower commercial truck, off-highway and other vehicle volumes and negative currency. EBIT as a percentage of revenues in Europe, South America and India was down five percentage points compared to 2014. The benefit from higher light vehicle and aftermarket volumes in the region, higher commercial truck, off-highway and other vehicle volumes and new platforms in Europe and savings from prior restructuring activities was more than offset by higher restructuring and related expenses, higher SG&A and engineering expenses, unfavorable mix and negative currency. In Asia Pacific, EBIT as a percentage of revenues in 2015 was up one percentage point from 2014. The benefit from higher light vehicle volumes in China and operational cost management was partially offset by lower volumes in Australia and unfavorable currency.
Interest Expense, Net of Interest Capitalized
We reported interest expense in 2016 of $92 million (substantially all in our U.S. operations) net of interest capitalized of $6 million, and $67 million (substantially all in our U.S. operations) net of interest capitalized of $6 million in 2015. Included in 2016 was $24 million of expense related to the completion of our refinancing activities. Excluding the refinancing expenses, interest expense increased by $1 million in 2016 compared to 2015.
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
On December 31, 2016, we had $740 million in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed through July 2026, $225 million is fixed through December 2024 and the remainder is fixed from 2016 through 2025. We also have $573 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” later in this Management’s Discussion and Analysis.
Income Taxes
We reported income tax expense of $3 million in 2016. The tax expense recorded in 2016 included a net tax benefit of $110 million primarily relating to recognizing a U.S. tax benefit for foreign taxes. In 2016, we completed our detailed analysis of our ability to recognize and utilize foreign tax credits within the carryforward period. As a result, we amended our U.S. federal tax returns for the years 2006 to 2012 to claim foreign tax credits in lieu of deducting foreign taxes paid. The U.S. foreign tax credit law provides for a credit against U.S. taxes otherwise payable for foreign taxes paid with regard to dividends, interest and royalties paid to us in the U.S. Income tax expense also decreased in 2016 as a result of the mix of earnings in our various tax jurisdictions. We reported income tax expense of $149 million in 2015. The tax expense recorded in 2015 included a net tax benefit of $15 million primarily relating to prior year U.S. research and development tax credits, changes to uncertain tax positions, and prior year income tax adjustments. We reported an income tax expense of $131 million for 2014. The tax expense recorded in 2014 includes a net tax benefit of $11 million for prior year tax adjustments primarily relating to changes to uncertain tax positions and prior year income tax estimates.
Our uncertain tax position at December 31, 2016 and 2015 included exposures relating to the disallowance of deductions, global transfer pricing and various other issues. We believe it is reasonably possible that a decrease of up to $17 million in unrecognized tax benefits related to the expiration of U.S. and foreign statute of limitations and the conclusion of income tax examinations may occur within the next twelve months.
Our federal net operating loss ("NOL") has been fully utilized prior to 2014 as a result of amending our U.S. federal tax returns for years 2006 to 2012. The state NOLs expire in various tax years through 2031.
Restructuring and Other Charges
Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business.

In 2014, we incurred $49 million in restructuring and related costs including non-cash charges of $5 million, primarily related to European cost reduction efforts, headcount reductions in Australia and South America, the sale of a closed facility in Cozad, Nebraska and costs related to organizational changes, of which $28 million was recorded in cost of sales, $9 million in SG&A, $7 million in engineering expense, $4 million in other expenses and $1 million in depreciation and amortization. In 2015, we incurred $63 million in restructuring and related costs including asset write-downs of $10 million, primarily related to European cost reduction efforts, exiting the Marzocchi suspension business, headcount reductions in Australia and South America, and the closure of a JIT plant in Australia, of which $46 million was recorded in cost of sales, $11 million in SG&A, $1 million in engineering expense, $1 million in other expense and $4 million in depreciation and amortization expense. In 2016, we incurred $36 million in restructuring and related costs including asset write-downs of $6 million, primarily related to manufacturing footprint improvements in North America Ride Performance, headcount reduction and cost improvement initiatives in Europe and China Clean Air, South America and Australia, of which $17 million was recorded in cost of sales, $12 million in SG&A, $1 million in engineering, $2 million in other expense and $4 million in depreciation and amortization expense.
Amounts related to activities that are part of our restructuring plans are as follows:

	December 31, 2015 Restructuring Reserve	2016 Expenses	2016 Cash Payments	Impact of Exchange Rates	December 31, 2016 Restructuring Reserve
	(Millions)
Employee Severance, Termination Benefits and Other Related Costs	$30	30	(45)	—	$15
On January 31, 2013, we announced our intent to reduce structural costs in Europe by approximately $60 million annually. During the first quarter of 2016, we reached an annualized run rate on this cost reduction initiative of $49 million.
With the disposition of the Gijon plant, which was completed at the end of the first quarter, the annualized rate essentially reached our target of $55 million at the current exchange rates at that time. In 2014, we incurred $49 million in restructuring and related costs, of which $31 million was related to this initiative including $3 million for non-cash asset write downs. In 2015, we incurred $63 million in restructuring and related costs, of which $22 million was related to this initiative. In 2016, we incurred $36 million in restructuring and related costs, of which $20 million was related to this initiative and certain ongoing matters. For example, we closed the Gijon plant in 2013, but subsequently re-opened it in July 2014 with about half of its prior workforce after the employees' works council successfully filed suit challenging the closure decision. Pursuant to an agreement we entered into with employee representatives, we engaged in a sales process for the facility. In March of 2016, we signed an agreement to transfer ownership of the aftermarket shock absorber manufacturing facility in Gijon, Spain to German private equity fund Quantum Capital Partners A.G. (QCP). The transfer to QCP was effective March 31, 2016 and under a three year manufacturing agreement, QCP will also continue as a supplier to Tenneco.
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
Under the terms of our amended and restated senior credit agreement that took effect on December 8, 2014, we are allowed to exclude up to $150 million in the aggregate of all costs, expenses, fees, fines, penalties, judgments, legal settlements and other amounts associated with any restructuring, litigation, claim, proceeding or investigation related to or undertaken by us or any of our subsidiaries, together with any related provision for taxes, incurred after December 8, 2014 in the calculation of the financial covenant ratios required under our senior credit facility. As of December 31, 2016, we had excluded $83 million of allowable charges relating to restructuring initiatives against the $150 million available under the terms of the senior credit facility.
Earnings Per Share
We reported net income attributable to Tenneco Inc. of $363 million or $6.44 per diluted common share for 2016. Included in the results for 2016 were positive impacts from a net tax benefit associated with the recognition of a U.S. tax benefit for foreign taxes partially offset by negative impacts from expenses related to our restructuring activities, costs related to our refinancing activities and settlement charges related to pension buyout. The total impact of these items increased earnings per diluted share by $0.29. We reported net income attributable to Tenneco Inc. of $247 million or $4.11 per diluted common share for 2015. Included in the results for 2015 were negative impacts from expenses related to our restructuring activities and charges related to pension derisking, which were partially offset by net tax benefits. The total impact of these items decreased earnings per diluted share by $0.76. We reported net income attributable to Tenneco Inc. of $226 million or $3.66 per diluted common share for 2014. Included in the results for 2014 were negative impacts from expenses related to our restructuring activities, a bad debt charge, costs related to our refinancing activities and charges related to pension derisking and postretirement medical true-up, which were partially offset by net tax benefits. The net impact of these items decreased earnings per diluted share by $0.99.
Dividends on Common Stock
On February 1, 2017, Tenneco announced the reinstatement of a quarterly dividend program. We expect to pay a quarterly dividend of $0.25 per share on our common stock, representing a planned annual dividend of $1.00 per share. The initial dividend is payable on March 23, 2017 to shareholders of record as of March 7, 2017. While we currently expect that comparable quarterly cash dividends will continue to be paid in the future, our dividend program and the payment of future cash dividends under the program are subject to continued capital availability, the judgment of our Board of Directors and our continued compliance with the provisions pertaining to the payment of dividends under our debt agreements. We did not pay any dividends in fiscal years 2016, 2015 or 2014.

Cash Flows for 2016 and 2015

	Year Ended December 31,
	2016	2015
	(Millions)
Cash provided (used) by:
Operating activities	$489	$517
Investing activities	(340)	(303)
Financing activities	(91)	(172)
Operating Activities
For 2016, operating activities provided $489 million in cash compared to $517 million cash provided during 2015. The lower cash from operations was primarily due to the timing of revenue growth at the end of the year and the resulting impact on accounts receivable. For 2016, cash used for working capital was $129 million versus $9 million of cash used for working capital in 2015. Receivables were a use of cash of $215 million for 2016 compared to a use of cash of $90 million in 2015. Inventory represented a cash outflow of $57 million for 2016 and a cash outflow of $36 million during 2015. Accounts payable provided $109 million of cash for the year ended December 31, 2016, compared to $90 million of cash provided for the year ended December 31, 2015. Cash taxes were $113 million for 2016 compared to $105 million in 2015, net of a US tax refund of $25 million for overpayment in 2014.
Investing Activities
Cash used for investing activities was $37 million higher in 2016 compared to 2015. Cash payments for plant, property and equipment were $325 million in 2016 versus payments of $286 million in 2015, an increase of $39 million. Cash payments for software-related intangible assets were $20 million in 2016 compared to $23 million in 2015. Change in restricted cash was a use of cash of $1 million in 2016 compared to a source of cash of $2 million in 2015.
Financing Activities
Cash flow from financing activities was an outflow of $91 million for the year ended December 31, 2016 compared to an outflow of $172 million for the year ended December 31, 2015. During 2016, we repurchased 4,182,613 shares of our outstanding common stock for $225 million at an average price of $53.89 per share. During 2015, we repurchased 4,228,633 shares of our outstanding common stock for $213 million at an average price of $50.32 per share as part of the previously announced stock buyback plan of up to $350 million. Since announcing our share repurchase program in 2015, we have repurchased a total of approximately 8.4 million shares for $438 million, representing 14 percent of the shares outstanding at that time. On February 1, 2017, our Board of Directors declared a cash dividend of $0.25, payable on March 23, 2017 to shareholders of record as of March 7, 2017. In addition, the Board authorized the repurchase of up to $400 million of common stock over the next three years. This amount includes the remaining $112 million amount authorized under earlier repurchase programs. In 2016, refinancing activities included the issuance of $500 million of new 5 percent senior secured notes due 2026 to refinance our existing 6 7/8 percent senior notes due 2020.

Borrowings under our revolving credit facility were $300 million at December 31, 2016 and $105 million at December 31, 2015. There was $30 million borrowed under the U.S. accounts receivable securitization programs at each of the period ending December 31, 2016 and December 31, 2015.
Cash Flows for 2015 and 2014

	Year Ended December 31,
	2015	2014
	(Millions)
Cash provided (used) by:
Operating activities	$517	$341
Investing activities	(303)	(339)
Financing activities	(172)	20
Operating Activities
For 2015, operating activities provided $517 million in cash compared to $341 million cash provided during 2014. The higher cash from operations was primarily driven by higher earnings, working capital improvements, lower interest payments and lower tax payments. For 2015, cash used for working capital was $9 million versus $137 million of cash used for working capital in 2014. Receivables were a use of cash of $90 million for 2015 compared to a use of cash of $83 million in 2014. Inventory represented a cash outflow of $36 million for 2015 and a cash outflow of $74 million during 2014. Accounts payable provided $90 million of cash for the year ended December 31, 2015, compared to $94 million of cash provided for the year ended December 31, 2014. Cash taxes were $105 million for 2015, net of a US tax refund of $25 million for overpayment in 2014, compared to $136 million in 2014.
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
Financing Activities
Cash flow from financing activities was an outflow of $172 million for the year ended December 31, 2015 compared to an inflow of $20 million for the year ended December 31, 2014. During 2015, we repurchased 4,228,633 shares of our outstanding common stock for $213 million at an average price of $50.32 per share as part of the previously announced stock buyback plan of up to $350 million. Additionally, on October 23, 2015, we announced that our Board of Directors has expanded our repurchase program, authorizing the repurchase of an additional $200 million of common stock. During 2014, we completed a previously announced stock buyback plan, repurchasing 400,000 shares of our outstanding common stock for $22 million, at an average price of $56.06 per share.
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

Outlook
All our forward looking revenue estimates reflect constant currency.
First Quarter 2017
We expect constant currency total revenue growth of seven percent in the first quarter 2017, outpacing forecasted light vehicle industry production growth of three percent. We expect to better the industry with four percent organic growth, driven by incremental content to meet Tier 3 and Euro 6 emissions regulations, the ramp up of recently launched programs and our strong position on light vehicle platforms globally. We also expect a slight increase in commercial truck and off-highway revenues and a solid contribution from the global aftermarket. We anticipate a currency headwind in the first quarter of approximately two percent based on current exchange rates.
Full Year 2017
We expect constant currency total revenue to growth to outpace light vehicle industry production by four percentage points, resulting in five percent growth in 2017 driven by:
•An outstanding position on light vehicle platforms globally;
•Regulatory-driven Clean Air content;
•Increasing demand for advanced suspension systems, and;
•Our global aftermarket leadership.
Our revenue growth estimate assumes light vehicle industry production growth of one percent, global commercial truck production growth of about two percent, and growth in off-highway engine production in regulated regions (North America and Europe) of about two percent.
In 2018 and 2019, we expect continued constant currency revenue growth, outpacing industry production by three to five percentage points each year.
On February 1, 2017, our Board of Directors initiated a quarterly cash dividend of $0.25 with the initial dividend payable on March 23, 2017 to shareholders of record as of March 7, 2017. While the Company currently expects that comparable quarterly cash dividends will continue to be paid in the future, our dividend program and the payment of future cash dividends under the program are subject to continued capital availability and our Board of Directors' continuing determination that the dividend program and the declaration of dividends thereunder are in the best interests of our stockholders and are in compliance with all laws and agreements of Tenneco applicable to the declaration and payment of cash dividends. In addition, the Board authorized the repurchase of up to $400 million of common stock over the next three years. This amount includes the remaining $112 million amount authorized under earlier repurchase programs.
Tenneco's revenue estimates presented in this “Outlook” are based on current and projected customer production schedules as well as aggregate industry production, which includes IHS Automotive January 2017 global light vehicle production forecasts, Power Systems Research (PSR) January 2017 forecast for global commercial truck and buses, PSR off-highway engine production in North America and Europe and Tenneco estimates. Tenneco’s revenue estimates are also based on original equipment manufacturers’ programs that have been formally awarded to us, programs where we are highly confident that we will be awarded business based on informal customer indications consistent with past practices, and our status as supplier for the existing programs and our relationships and experience with our customers. The revenue estimates are also based on anticipated vehicle production levels and pricing, including precious metals pricing and the impact of material cost changes. Unless otherwise indicated, our revenue estimate methodology does not attempt to forecast currency fluctuation, and accordingly reflects constant currency. See “Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995” and Item 1A, “Risk Factors.”
We expect our capital expenditures for 2017 to be between $360 million and $390 million, our 2017 interest expense to be about $70 million, our 2017 cash taxes to be between $125 million and $140 million and our 2017 tax rate to be between 29 percent to 31 percent.

Liquidity and Capital Resources
Capitalization

	Year Ended December 31,		% Change
	2016	2015
	(Millions)
Short-term debt and maturities classified as current	$90	$86	5%
Long-term debt	1,294	1,124	15
Total debt	1,384	1,210	14
Total redeemable noncontrolling interests	43	43	—
Total noncontrolling interests	51	42	21
Tenneco Inc. shareholders’ equity	588	433	36
Total equity	639	475	35
Total capitalization	$2,066	$1,728	20%

General.    Short-term debt, which includes maturities classified as current, borrowings by parent company and foreign subsidiaries, and borrowings under our North American accounts receivable securitization program, were $90 million and $86 million as of December 31, 2016 and December 31, 2015, respectively. Borrowings under our revolving credit facilities, which are classified as long-term debt, were $300 million and $105 million at December 31, 2016 and December 31, 2015, respectively.
The 2016 year-to-date increase in Tenneco Inc. shareholders' equity primarily resulted from net income attributable to Tenneco Inc. of $363 million, a $17 million increase in premium on common stock and other capital surplus relating to common stock issued pursuant to benefit plans and a $41 million increase related to pension and postretirement benefits, partially offset by a $41 million decrease caused by the impact of changes in foreign exchange rates on the translation of financial statements of our foreign subsidiaries into U.S. dollars and a $225 million increase in treasury stock as a result of purchases of common stock under our share purchase program.
Overview.    Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions. The arrangement is secured by substantially all our domestic assets and pledges of up to 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries.
On December 8, 2014, we completed an amendment and restatement of our senior credit facility by increasing the amounts and extending the maturity dates of our revolving credit facility and our Tranche A Term Facility. The amended and restated facility replaces our former $850 million revolving credit facility and $213 million Tranche A Term Facility. The proceeds from this refinancing transaction were used to repay the $213 million Tranche A Term Facility, to fund the fees and expenses associated with the purchase and redemption of our $225 million 7 3/4 percent senior notes due in 2018 and for general corporate purposes. As of December 31, 2016, the senior credit facility provides us with a total revolving credit facility size of $1,200 million and a $270 million Tranche A Term Facility, both of which will mature on December 8, 2019. Funds may be borrowed, repaid and re-borrowed under the revolving credit facility without premium or penalty (subject to any customary LIBOR breakage fees). The revolving credit facility is reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. Outstanding letters of credit reduce our availability to borrow revolving loans under the facility. We are required to make quarterly principal payments under the Tranche A Term Facility of $5.625 million beginning March 31, 2017 through December 31, 2017, $7.5 million beginning March 31, 2018 through September 30, 2019 and a final payment of $195 million is due on December 8, 2019. We have excluded the required payments, within the next twelve months, under the Tranche A Term Facility totaling $23 million from current liabilities as of December 31, 2016, because we have the intent and ability to refinance the obligations on a long-term basis by using our revolving credit facility.
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
At December 31, 2016, of the $1,200 million available under the revolving credit facility, we had unused borrowing capacity of $900 million with $300 million in outstanding borrowings and zero in outstanding letters of credit. As of December 31, 2016, our outstanding debt also included (i) $270 million of a term loan which consisted of a $269 million net carrying amount including a $1 million debt issuance cost related to our Tranche A Term Facility which is subject to quarterly principal payments as described above through December 8, 2019, (ii) $225 million of notes which consisted of a $221 million net carrying amount including a $4 million debt issuance cost of 5 3/8 percent senior notes due December 15, 2024, (iii) $500 million of notes which consisted of a $492 million net carrying amount including a $8 million debt issuance cost of 5 percent senior notes due July 15, 2026, and (iv) $102 million of other debt.
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
Senior Credit Facility — Other Terms and Conditions.    Our senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA, as defined in the senior credit facility agreement), and consolidated interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined in the senior credit facility agreement) at the end of each period indicated. Failure to maintain these ratios will result in a default under our senior credit facility. The financial ratios required under the amended and restated senior credit facility and the actual ratios we achieved for the four quarters of 2016, are as follows:

	Quarter Ended
	December 31, 2016		September 30, 2016		June 30, 2016		March 31, 2016
	Req.	Act.	Req.	Act.	Req.	Act.	Req.	Act.
Leverage Ratio (maximum)	3.50	1.45	3.50	1.52	3.50	1.45	3.50	1.54
Interest Coverage Ratio (minimum)	2.75	14.92	2.75	14.26	2.75	13.93	2.75	13.90
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
As of December 31, 2016, we were in compliance with all the financial covenants and operational restrictions of the senior credit facility. Our senior credit facility does not contain any terms that could accelerate payment of the facility or affect pricing under the facility as a result of a credit rating agency downgrade.
Senior Notes.    As of December 31, 2016, our outstanding senior notes also included $225 million of 5 3/8 percent senior notes due December 15, 2024 which consisted of $221 million net carrying amount including a $4 million debt issuance cost and $500 million of 5 percent senior notes due July 15, 2026 which consisted of $492 million net carrying amount including a $8 million debt issuance cost. Under the indentures governing the notes, we are permitted to redeem some or all of the remaining senior notes at specified prices that decline to par over a specified period, (a) on or after July 15, 2021, in the case of the senior notes due 2026, and (b) on or after December 15, 2019, in the case of the senior notes due 2024. In addition, the notes may also be redeemed in whole or in part at a redemption price generally equal to 100 percent of the principal amount thereof plus a premium based on the present values of the remaining payments due to the note holders. Further, the indentures governing the notes also permit us to redeem up to 35 percent of the senior notes with the proceeds of certain equity offerings, (a) on or before July 15, 2019 at a redemption price equal to 105 percent, in the case of the senior notes due 2026 and (b) on or before December 15, 2017 at a redemption price equal to 105.375 percent, in the case of the senior notes due 2024. If we sell certain of our assets or experience specified kinds of changes in control, we must offer to repurchase the notes due 2026 and 2024 at 101 percent of the principal amount thereof plus accrued and unpaid interest.
Our senior notes due December 15, 2024 and July 15, 2026, respectively, contain covenants that will, among other things, limit our ability to create liens and enter into sale and leaseback transactions. Our senior notes due 2024 also require that, as a condition precedent to incurring certain types of indebtedness not otherwise permitted, our consolidated fixed charge coverage ratio, as calculated on a pro forma basis, be greater than 2.00, as well as containing restrictions on our operations, including limitations on: (i) incurring additional indebtedness; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; (v) asset sales and (vi) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee our senior notes on a joint and several basis. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. As of December 31, 2016, we were in compliance with the covenants and restrictions of these indentures.
Accounts Receivable Securitization.    We securitize some of our accounts receivable on a limited recourse basis in the U.S. and Europe. As servicer under these accounts receivable securitization programs, we are responsible for performing all accounts receivable administration functions for these securitized financial assets including collections and processing of customer invoice adjustments. In the U.S., we have an accounts receivable securitization program with three commercial banks comprised of a first priority facility and a second priority facility. We securitize original equipment and aftermarket receivables on a daily basis under the bank program. In March 2015, the U.S. program was amended and extended to April 30, 2017. The first priority facility continues to provide financing of up to $130 million and the second priority facility, which is subordinated to the first priority facility, provides up to an additional $50 million of financing. Both facilities monetize accounts receivable generated in the U.S. that meet certain eligibility requirements. The second priority facility also monetizes certain accounts receivable generated in the U.S. that would otherwise be ineligible under the first priority securitization facility. The amount of outstanding third-party investments in our securitized accounts receivable under the U.S. program was $30 million at both December 31, 2016 and 2015.
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
We also securitize receivables in our European operations with regional banks in Europe under various separate facilities. The commitments for these arrangements are generally for one year, but some may be cancelled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon notification. The amount of outstanding third-party investments in our securitized accounts receivable in Europe was $160 million and $174 million at December 31, 2016 and December 31, 2015, respectively.
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
In our U.S. accounts receivable securitization programs, we transfer a partial interest in a pool of receivables and the interest that we retain is subordinate to the transferred interest. Accordingly, we account for our U.S. securitization program as a secured borrowing. In our European programs, we transfer accounts receivables in their entirety to the acquiring entities and satisfy all of the conditions established under ASC Topic 860, “Transfers and Servicing,” to report the transfer of financial assets in their entirety as a sale. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under our European securitization programs approximates the fair value of such receivables. We recognized $3 million in interest expense for the year ended 2016 and $2 million in interest expense for each of the years ended 2015 and 2014, relating to our U.S. securitization program. In addition, we recognized a loss of $3 million for the each of the years ended 2016 and 2015 and a $4 million loss for 2014, on the sale of trade accounts receivable in our European accounts receivable securitization programs, representing the discount from book values at which these receivables were sold to our banks. The discount rate varies based on funding costs incurred by our banks, which averaged approximately two percent for all years ended 2016, 2015 and 2014.
Financial Instruments.    One of our European subsidiaries receives payment from one of its customers whereby the accounts receivable are satisfied through the early delivery of financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets. Such financial instruments held by our European subsidiary totaled less than $1 million at both December 31, 2016 and December 31, 2015.
In certain instances, several of our Chinese subsidiaries receive payment from customers through the receipt of financial instruments on the date the customer payments are due. Several of our Chinese subsidiaries also satisfy vendor payments through the delivery of financial instruments on the date the payments are due. Financial instruments issued to satisfy vendor payables and not redeemed totaled $12 million and $15 million at December 31, 2016 and December 31, 2015, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $5 million and $8 million at December 31, 2016 and December 31, 2015, respectively. We classify financial instruments received from our customers as other current assets if issued by a financial institution of our customers or as customer notes and accounts if issued by our customer. We classified $5 million and $8 million in other current assets at December 31, 2016 and December 31, 2015, respectively.
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
Supply Chain Financing. Certain of our suppliers participate in supply chain financing programs under which they securitize their accounts receivables from Tenneco. Financial institutions participate in the supply chain financing program on an uncommitted basis and can cease purchasing receivables or drafts from Tenneco's suppliers at any time. If the financial institutions did not continue to purchase receivables or drafts from Tenneco's suppliers under these programs, the participating vendors may have a need to renegotiate their payment terms with Tenneco which in turn would cause our borrowings under our revolving credit facility to increase.
Capital Requirements.    We believe that cash flows from operations, combined with our cash on hand, subject to any applicable withholding taxes upon repatriation of cash balances from our foreign operations where most of our cash balances are located, and available borrowing capacity described above, assuming that we maintain compliance with the financial covenants and other requirements of our loan agreement, will be sufficient to meet our future capital requirements, including debt amortization, capital expenditures, pension contributions, and other operational requirements, for the following year. Our ability to meet the financial covenants depends upon a number of operational and economic factors, many of which are beyond our control. In the event that we are unable to meet these financial covenants, we would consider several options to meet our cash flow needs. Such actions include additional restructuring initiatives and other cost reductions, sales of assets, reductions to working capital and capital spending, reduction or cessation of our share repurchase and dividend programs, issuance of equity and other alternatives to enhance our financial and operating position. Should we be required to implement any of these actions to meet our cash flow needs, we believe we can do so in a reasonable time frame.
Contractual Obligations.
Our remaining required debt principal amortization and payment obligations under lease and certain other financial commitments as of December 31, 2016 are shown in the following table:

	Payments due in:
	2017	2018	2019	2020	2021	Beyond 2021	Total
	(Millions)
Obligations:
Revolver borrowings	$—	$—	$300	$—	$—	$—	$300
Senior term loans	22	30	218	—	—	—	270
Senior notes	—	—	—	—	—	725	725
Other long term debt (including maturities classified as current)	2	2	3	—	—	—	7
Other subsidiary debt and capital lease obligations	1	2	1	1	1	2	8
Short-term debt	87	—	—	—	—	—	87
Debt and capital lease obligations	112	34	522	1	1	727	1,397
Operating leases	39	25	18	15	12	17	126
Purchase obligations	188	34	—	—	—	—	222
Interest payments	39	57	58	37	37	161	389
Capital commitments	112	—	—	—	—	—	112
Total payments	$490	$150	$598	$53	$50	$905	$2,246
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
Included in our contractual obligations is the amount of interest to be paid on our long-term debt. As our debt structure contains both fixed and variable rate obligations, we have made assumptions in calculating the amount of future interest payments. Interest on our senior notes is calculated using the fixed rates of 5 3/8 percent and 5 percent, respectively. Interest on our variable rate debt is calculated as LIBOR plus the applicable margin in effect at December 31, 2016 for the Eurodollar and Term Loan A loan and prime plus the applicable margin in effect on December 31, 2016 on the prime-based loans. We have assumed that both LIBOR and the prime rate will remain unchanged for the outlying years. See “— Capitalization.”

We have also included an estimate of expenditures required after December 31, 2016 to complete the projects authorized at December 31, 2016, in which we have made substantial commitments in connection with purchasing plant, property and equipment for our operations. For 2017, we expect our capital expenditures to be between $360 million and $390 million.
We have included an estimate of the expenditures necessary after December 31, 2016 to satisfy purchase requirements pursuant to certain ordinary course supply agreements that we have entered into. With respect to our other supply agreements, they generally do not specify the volumes we are required to purchase. In many cases, if any commitment is provided, the agreements state only the minimum percentage of our purchase requirements we must buy from the supplier. As a result, these purchase obligations fluctuate from year-to-year and we are not able to quantify the amount of our future obligations.
We have not included material cash requirements for unrecognized tax benefits or taxes. It is difficult to estimate taxes to be paid as changes in where we generate income can have a significant impact on future tax payments. We have also not included cash requirements for funding pension and postretirement benefit costs. Based upon current estimates, we believe we will be required to make contributions of approximately $42 million to those plans in 2017. Pension and postretirement contributions beyond 2017 will be required but those amounts will vary based upon many factors, including the performance of our pension fund investments during 2017 and future discount rate changes. For additional information relating to the funding of our pension and other postretirement plans, refer to Note 10 of our consolidated financial statements. In addition, we have not included cash requirements for environmental remediation. Based upon current estimates we believe we will be required to spend approximately $18 million over the next 30 years. However, due to possible modifications in remediation processes and other factors, it is difficult to determine the actual timing of the payments. See “— Environmental and Other Matters.”
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
We have two performance guarantee agreements in the U.K. between Tenneco Management (Europe) Limited (“TMEL”) and the two Walker Group Retirement Plans, the Walker Group Employee Benefit Plan and the Walker Group Executive Retirement Benefit Plan (the “Walker Plans”), whereby TMEL will guarantee the payment of all current and future pension contributions in event of a payment default by the sponsoring or participating employers of the Walker Plans. The Walker Plans are comprised of employees from Tenneco Walker (U.K.) Limited and our Futaba-Tenneco U.K. joint venture. Employer contributions are funded by both Tenneco Walker (U.K.) Limited, as the sponsoring employer and Futaba-Tenneco U.K., as a participating employer. The performance guarantee agreements are expected to remain in effect until all pension obligations for the Walker Plans’ sponsoring and participating employers have been satisfied. The maximum amount payable for these pension performance guarantees that is not attributable to Tenneco is approximately $7 million as of December 31, 2016 which is determined by taking 105 percent of the liability of the Walker Plans calculated under section 179 of the U.K. Pension Act of 2004 offset by plan assets multiplied by the ownership percentage in Futaba-Tenneco U.K. that is attributable to Futaba Industrial Co. Ltd. We did not record an additional liability for this performance guarantee since Tenneco Walker (U.K.) Limited, as the sponsoring employer of the Walker Plans, already recognizes 100 percent of the pension obligation calculated based on U.S. GAAP, for all of the Walker Plans’ participating employers on its balance sheet, which was $19 million and $11 million at December 31, 2016 and December 31, 2015, respectively. At December 31, 2016, all pension contributions under the Walker Plans were current for all of the Walker Plans’ sponsoring and participating employers.
In June 2011, we entered into an indemnity agreement between TMEL and Futaba Industrial Co. Ltd. which requires Futaba to indemnify TMEL for any cost, loss or liability which TMEL may incur under the performance guarantee agreements relating to the Futaba-Tenneco U.K. joint venture. The maximum amount reimbursable by Futaba to TMEL under this indemnity agreement is equal to the amount incurred by TMEL under the performance guarantee agreements multiplied by Futaba’s shareholder ownership percentage of the Futaba-Tenneco U.K. joint venture. At December 31, 2016, the maximum amount reimbursable by Futaba to TMEL is approximately $7 million.
We have issued guarantees through letters of credit in connection with some obligations of our affiliates. As of December 31, 2016, we have $31 million in letters of credit to support some of our subsidiaries’ insurance arrangements, foreign employee benefit programs, environmental remediation activities and cash management and capital requirements.
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
Revenue Recognition
We recognize revenue for sales to our original equipment and aftermarket customers when title and risk of loss passes to the customers under the terms of our arrangements with those customers, which is usually at the time of shipment from our plants or distribution centers. Generally, in connection with the sale of exhaust systems to certain original equipment manufacturers, we purchase catalytic converters and diesel particulate filters or components thereof including precious metals (“substrates”) on behalf of our customers which are used in the assembled system. These substrates are included in our inventory and “passed through” to the customer at our cost, plus a small margin, since we take title to the inventory and are responsible for both the delivery and quality of the finished product. Revenues recognized for substrate sales were $2,028 million, $1,916 million and $1,934 million in 2016, 2015 and 2014, respectively. For our aftermarket customers, we provide for promotional incentives and returns at the time of sale. Estimates are based upon the terms of the incentives and historical experience with returns. Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis. Shipping and handling costs billed to customers are included in revenues and the related costs are included in cost of sales in our Statements of Income.

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
Engineering, Research and Development
We expense engineering, research, and development costs as they are incurred. Engineering, research, and development expenses were $154 million for 2016, $146 million for 2015 and $169 million for 2014, net of reimbursements from our customers. Of these amounts, $15 million in 2016, $17 million in 2015 and $26 million in 2014 relate to research and development, which includes the research, design, and development of a new unproven product or process. Additionally, $128 million, $111 million and $118 million of engineering, research, and development expense for 2016, 2015 and 2014, respectively, relates to engineering costs we incurred for application of existing products and processes to vehicle platforms. The remainder of the expenses in each year relate to improvements and enhancements to existing products and processes. Further, our customers reimburse us for engineering, research, and development costs on some platforms when we prepare prototypes and incur costs before platform awards. Our engineering, research, and development expense for 2016, 2015 and 2014 has been reduced by $137 million, $145 million and $159 million, respectively, for these reimbursements.
Pre-production Design and Development and Tooling Assets
We expense pre-production design and development costs as incurred unless we have a contractual guarantee for reimbursement from the original equipment customer. Unbilled pre-production design and development costs recorded in prepayments and other and long-term receivables totaled $22 million and $21 million on December 31, 2016 and 2015, respectively. In addition, plant, property and equipment included $62 million and $64 million at December 31, 2016 and 2015, respectively, for original equipment tools and dies that we own, and prepayments and other included $97 million and $107 million at December 31, 2016 and 2015, respectively, for in-process tools and dies that we are building for our original equipment customers.
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
At December 31, 2016, accumulated goodwill impairment charges include $306 million related to our North America Ride Performance reporting unit, $32 million related to our Europe, South America & India Ride Performance reporting unit and $11 million related to our Asia Pacific Ride Performance reporting unit.
In the fourth quarter of 2016, 2015 and 2014, as a result of our annual goodwill impairment testing, the estimated fair value of each of our reporting units substantially exceeded the carrying value of their assets and liabilities as of the testing date.
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
Our approach to establishing the discount rate assumption for both our domestic and foreign plans is generally based on the yield on high-quality corporate fixed-income investments. At the end of each year, the discount rate is determined using the results of bond yield curve models based on a portfolio of high quality bonds matching the notional cash inflows with the expected benefit payments for each significant benefit plan. Based on this approach, we lowered the weighted average discount rate for all our pension plans to 3.3 percent in 2016 from 3.9 percent in 2015. The discount rate for postretirement benefits was lowered to 4.2 percent in 2016 from 4.3 percent in 2015.
Our approach to determining expected return on plan asset assumptions evaluates both historical returns as well as estimates of future returns, and is adjusted for any expected changes in the long-term outlook for the equity and fixed income markets. As a result, our estimate of the weighted average long-term rate of return on plan assets for all of our pension plans was lowered to 6.1 percent in 2016 from 6.6 percent in 2015.
Except in the U.K., our pension plans generally do not require employee contributions. Our policy is to fund our pension plans in accordance with applicable U.S. and foreign government regulations and to make additional payments as funds are available to achieve full funding of the accumulated benefit obligation. At December 31, 2016, all legal funding requirements had been met.
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
In managing our foreign currency exposures, we identify and aggregate existing offsetting positions and then hedge residual exposures through third-party derivative contracts. The fair value of our foreign currency forward contracts was a net liability position of less than $1 million at December 31, 2016 and is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. The following table summarizes by major currency the notional amounts for our foreign currency forward purchase and sale contracts as of December 31, 2016. All contracts in the following table mature in 2017.

		Notional Amount in Foreign Currency
		(Millions)
British pounds	—Purchase	9
Canadian dollars	—Sell	(2)
European euro	—Purchase	21
	—Sell	(3)
Japanese yen	—Purchase	388
	—Sell	(60)
South African rand	—Purchase	131
	—Sell	(17)
U.S. dollars	—Purchase	5
	—Sell	(45)
Interest Rate Risk
Our financial instruments that are sensitive to market risk for changes in interest rates are primarily our debt securities. We use our revolving credit facilities to finance our short-term and long-term capital requirements. We pay a current market rate of interest on these borrowings. Our long-term capital requirements have been financed with long-term debt with original maturity dates ranging from four to ten years. On December 31, 2016, we had $740 million in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed through July 2026, $225 million is fixed through December 2024 and the remainder is fixed from 2017 through 2025. We also have $573 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” earlier in this Management’s Discussion and Analysis.

We estimate that the fair value of our long-term debt at December 31, 2016 was about 100 percent of its book value. A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $7 million.
Environmental Matters, Legal Proceedings and Product Warranties
Note 12 to the consolidated financial statements of Tenneco Inc. located in Part II Item 8 — Financial Statements and Supplemental Data is incorporated herein by reference.
We expect to incur legal and related costs of $5 million or $6 million in 2017 pertaining to the ongoing antitrust investigation. Such costs may not be evenly distributed throughout the year.
Tenneco 401(k) Retirement Savings Plans
Effective January 1, 2012, the Tenneco Employee Stock Ownership Plan for Hourly Employees and the Tenneco Employee Stock Ownership Plan for Salaried Employees were merged into one plan called the Tenneco 401(k) Retirement Savings Plan (the “Retirement Savings Plan”). Under the plan, subject to limitations in the Internal Revenue Code, participants may elect to defer up to 75 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We match 100 percent of an employee's contributions up to three percent of the employee's salary and 50 percent of an employee's contributions that are between three percent and five percent of the employee's salary. In connection with freezing the defined benefit pension plans for nearly all U.S. based salaried and non-union hourly employees effective December 31, 2006, and the related replacement of those defined benefit plans with defined contribution plans, we are making additional contributions to the Employee Stock Ownership Plans. We recorded expense for these contributions of approximately $28 million, $27 million and $25 million in 2016, 2015, and 2014, respectively. Matching contributions vest immediately. Defined benefit replacement contributions fully vest on the employee’s third anniversary of employment.

Change in Reportable Segments
On February 7, 2017, the Company announced that we will be making a change in our reportable segments. Our Clean Air and Ride Performance product lines in India, which have been reported as part of the Europe, South America and India segments, will now be reported with their respective product lines in the Asia Pacific segments, effective with the first quarter of 2017. Such changes will bring the high growth markets in both India and China under the Asia Pacific segments. The change in reportable segments comes as a result of the change to the chief operating decision maker, who will assess business performance and allocation of resources through this structure.

The following table summarizes annual data for 2016, 2015 and 2014 for the go-forward segment reporting:

	Clean Air Division			Ride Performance Division
	North America	Europe & South America	Asia Pacific	North America	Europe & South America	Asia Pacific	Other	Reclass & Elims	Total
	(Millions)
At December 31, 2016, and for the Year Ended
Revenues from external customers	$3,003	$1,939	$1,127	$1,234	$909	$387	$—	$—	$8,599
Intersegment revenues	13	92	3	9	27	48	—	(192)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	225	98	155	157	16	65	(188)	—	528
Total assets	1,356	697	679	723	488	352	—	47	4,342
At December 31, 2015, and for the Year Ended
Revenues from external customers	$2,851	$1,792	$1,080	$1,313	$846	$327	$—	$—	$8,209
Intersegment revenues	16	100	—	10	30	46	—	(202)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	244	49	124	155	(11)	45	(87)	—	519
Total assets	1,209	680	626	692	424	304	—	32	3,967
At December 31, 2014, and for the Year Ended
Revenues from external customers	$2,815	$1,930	$1,066	$1,351	$938	$320	$—	$—	$8,420
Intersegment revenues	25	114	—	10	41	43	—	(233)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	237	57	103	143	37	39	(124)	—	492
Total assets	1,156	756	624	659	438	294	—	69	3,996

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
Based on our assessment we have concluded that the company’s internal control over financial reporting was effective as of December 31, 2016.
Our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included herein.
February 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Tenneco Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity present fairly, in all material respects, the financial position of Tenneco Inc. and its subsidiaries at December 31, 2016, and 2015 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index under Item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/S/ PRICEWATERHOUSECOOPERS LLP

Milwaukee, Wisconsin
February 24, 2017

TENNECO INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2016	2015	2014
	(Millions Except Share and Per Share Amounts)
Revenues
Net sales and operating revenues	$8,599	$8,209	$8,420
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	7,111	6,845	7,025
Engineering, research, and development	154	146	169
Selling, general, and administrative	589	491	519
Depreciation and amortization of other intangibles	212	203	208
	8,066	7,685	7,921
Other income (expense)
Loss on sale of receivables	(5)	(4)	(4)
Other expense	—	(1)	(3)
	(5)	(5)	(7)
Earnings before interest expense, income taxes, and noncontrolling interests	528	519	492
Interest expense	92	67	91
Earnings before income taxes and noncontrolling interests	436	452	401
Income tax expense	3	149	131
Net income	433	303	270
Less: Net income attributable to noncontrolling interests	70	56	44
Net income attributable to Tenneco Inc.	$363	$247	$226
Earnings per share
Weighted average shares of common stock outstanding —
Basic	55,939,135	59,678,309	60,734,022
Diluted	56,407,436	60,193,150	61,782,508
Basic earnings per share of common stock	$6.49	$4.14	$3.72
Diluted earnings per share of common stock	$6.44	$4.11	$3.66
The accompanying notes to consolidated financial statements are an integral part of these statements of income.

TENNECO INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2016
	Tenneco Inc.		Noncontrolling interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	(Millions)
Net Income		$363		$70		$433
Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$(297)		$(1)		$(298)
Translation of foreign currency statements, net of tax	(41)	(41)	(4)	(4)	(45)	(45)
Balance December 31	(338)		(5)		(343)
Adjustment to the Liability for Pension and Postretirement Benefits
Balance January 1	(368)		—		(368)
Adjustment to the Liability for Pension and Postretirement benefits, net of tax	41	41	—	—	41	41
Balance December 31	(327)		—		(327)
Balance December 31	$(665)		$(5)		$(670)
Other comprehensive loss		—		(4)		(4)
Comprehensive Income		$363		$66		$429
The accompanying notes to consolidated financial statements are an integral part of these statements of comprehensive income.

TENNECO INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2015
	Tenneco Inc.		Noncontrolling interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	(Millions)
Net Income		$247		$56		$303
Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$(166)		$3		$(163)
Translation of foreign currency statements, net of tax	(131)	(131)	(4)	(4)	(135)	(135)
Balance December 31	(297)		(1)		(298)
Adjustment to the Liability for Pension and Postretirement Benefits
Balance January 1	(379)		—		(379)
Adjustment to the Liability for Pension and Postretirement benefits, net of tax	11	11	—	—	11	11
Balance December 31	(368)		—		(368)
Balance December 31	$(665)		$(1)		$(666)
Other comprehensive loss		(120)		(4)		(124)
Comprehensive Income		$127		$52		$179
The accompanying notes to consolidated financial statements are an integral part of these statements of comprehensive income.

TENNECO INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2014
	Tenneco Inc.		Noncontrolling interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	(Millions)
Net Income		$226		$44		$270
Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$(61)		$5		$(56)
Translation of foreign currency statements, net of tax	(105)	(105)	(2)	(2)	(107)	(107)
Balance December 31	(166)		3		(163)
Adjustment to the Liability for Pension and Postretirement Benefits
Balance January 1	(299)		—		(299)
Adjustment to the Liability for Pension and Postretirement benefits, net of tax	(80)	(80)	—	—	(80)	(80)
Balance December 31	(379)		—		(379)
Balance December 31	$(545)		$3		$(542)
Other comprehensive loss		(185)		(2)		(187)
Comprehensive Income		$41		$42		$83
The accompanying notes to consolidated financial statements are an integral part of these statements of comprehensive income.

TENNECO INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$347	$287
Restricted cash	2	1
Receivables —
Customer notes and accounts, net	1,272	1,102
Other	22	10
Inventories	730	682
Prepayments and other	229	229
Total current assets	2,602	2,311
Other assets:
Long-term receivables, net	9	13
Goodwill	57	60
Intangibles, net	19	22
Deferred income taxes	195	218
Other	103	100
	383	413
Plant, property, and equipment, at cost	3,548	3,418
Less — Accumulated depreciation and amortization	(2,191)	(2,175)
	1,357	1,243
Total Assets	$4,342	$3,967
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)	$90	$86
Accounts payable	1,496	1,376
Accrued taxes	41	37
Accrued interest	15	4
Accrued liabilities	285	250
Other	43	41
Total current liabilities	1,970	1,794
Long-term debt	1,294	1,124
Deferred income taxes	7	7
Postretirement benefits	273	318
Deferred credits and other liabilities	116	206
Commitments and contingencies
Total liabilities	3,660	3,449
Redeemable noncontrolling interests	43	43
Tenneco Inc. Shareholders’ equity:
Common stock	1	1
Premium on common stock and other capital surplus	3,098	3,081
Accumulated other comprehensive loss	(665)	(665)
Retained earnings (accumulated deficit)	(1,085)	(1,448)
	1,349	969
Less — Shares held as treasury stock, at cost	761	536
Total Tenneco Inc. shareholders’ equity	588	433
Noncontrolling interests	51	42
Total equity	639	475
Total liabilities, redeemable noncontrolling interests and equity	$4,342	$3,967
The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

TENNECO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(Millions)
Operating Activities
Net income	$433	$303	$270
Adjustments to reconcile net income to cash provided by operating activities —
Depreciation and amortization of other intangibles	212	203	208
Deferred income taxes	(79)	—	(1)
Stock-based compensation	14	15	13
Loss on sale of assets	4	4	6
Changes in components of working capital —
(Increase) decrease in receivables	(215)	(90)	(83)
(Increase) decrease in inventories	(57)	(36)	(74)
(Increase) decrease in prepayments and other current assets	(8)	37	(81)
Increase (decrease) in payables	109	90	94
Increase (decrease) in accrued taxes	4	(1)	—
Increase (decrease) in accrued interest	12	1	(6)
Increase (decrease) in other current liabilities	26	(10)	13
Change in long-term assets	6	3	12
Change in long-term liabilities	26	(2)	(13)
Other	2	—	(17)
Net cash provided by operating activities	489	517	341
Investing Activities
Proceeds from sale of assets	6	4	3
Cash payments for plant, property, and equipment	(325)	(286)	(328)
Cash payments for software related intangible assets	(20)	(23)	(13)
Cash payments for net assets purchased	—	—	(3)
Change in restricted cash	(1)	2	2
Net cash used by investing activities	(340)	(303)	(339)
Financing Activities
Retirement of long-term debt	(531)	(37)	(462)
Issuance of long-term debt	509	1	570
Debt issuance costs of long-term debt	(9)	(1)	(12)
Purchase of common stock under the share repurchase program	(225)	(213)	(22)
Issuance of common stock	18	6	19
Tax impact from stock-based compensation	(10)	6	26
Increase (decrease) in bank overdrafts	10	(22)	6
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivable	202	102	(70)
Net increase (decrease) in short-term borrowings secured by accounts receivable	—	30	(10)
Capital contribution from noncontrolling interest partner	—	—	5
Distribution to noncontrolling interest partners	(55)	(44)	(30)
Net cash provided (used) by financing activities	(91)	(172)	20
Effect of foreign exchange rate changes on cash and cash equivalents	2	(37)	(15)
Increase in cash and cash equivalents	60	5	7
Cash and cash equivalents, January 1	287	282	275
Cash and cash equivalents, December 31 (Note)	$347	$287	$282

Supplemental Cash Flow Information
Cash paid during the year for interest	$76	$68	$93
Cash paid during the year for income taxes (net of refunds)	113	105	136
Non-cash Investing and Financing Activities
Period end balance of trade payables for plant, property, and equipment	$68	$50	$41

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.
The accompanying notes to consolidated financial statements are an integral part of these statements of cash flows.

TENNECO INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2016		2015		2014
	Shares	Amount	Shares	Amount	Shares	Amount
	(Millions Except Share Amounts)
Common Stock
Balance January 1	65,067,132	$1	64,454,248	$1	63,714,728	$1
Issued pursuant to benefit plans	292,514		335,766	—	62,334	—
Stock options exercised	532,284		277,118	—	677,186	—
Balance December 31	65,891,930	1	65,067,132	1	64,454,248	1
Premium on Common Stock and Other Capital Surplus
Balance January 1		3,081		3,059		3,014
Premium on common stock issued pursuant to benefit plans		17		22		45
Balance December 31		3,098		3,081		3,059
Accumulated Other Comprehensive Loss
Balance January 1		(665)		(545)		(360)
Other comprehensive loss		—		(120)		(185)
Balance December 31		(665)		(665)		(545)
Retained Earnings (Accumulated Deficit)
Balance January 1		(1,448)		(1,695)		(1,921)
Net income attributable to Tenneco Inc.		363		247		226
Balance December 31		(1,085)		(1,448)		(1,695)
Less — Common Stock Held as Treasury Stock, at Cost
Balance January 1	7,473,325	536	3,244,692	323	2,844,692	301
Purchase of common stock through stock repurchase program	4,182,613	225	4,228,633	213	400,000	22
Balance December 31	11,655,938	761	7,473,325	536	3,244,692	323
Total Tenneco Inc. shareholders’ equity		$588		$433		$497
Noncontrolling interests:
Balance January 1		42		41		39
Net income		33		24		21
Other comprehensive loss		(2)		(3)		(1)
Dividends declared		(22)		(20)		(18)
Balance December 31		$51		$42		$41
Total equity		$639		$475		$538
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include among others, allowances for doubtful receivables, promotional and product returns, income taxes, pension and postretirement benefit plans, and contingencies. These items are covered in more detail elsewhere in Note 1, Note 7, Note 10, and Note 12 of the consolidated financial statements of Tenneco Inc. Actual results could differ from those estimates.
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
The following is a rollforward of activity in our redeemable noncontrolling interests for the years ending December 31, 2016, 2015 and 2014, respectively:

	2016	2015	2014
	(Millions)
Balance January 1	$43	$35	$20
Net income attributable to redeemable noncontrolling interests	37	33	23
Sale of 45 percent equity interest from Tenneco Inc	—	—	4
Capital Contributions	—	—	1
Other comprehensive loss	(2)	(1)	—
Dividends declared	(35)	(24)	(13)
Balance December 31	$43	$43	$35

Inventories
At December 31, 2016 and 2015, inventory by major classification was as follows:

	2016	2015
	(Millions)
Finished goods	$284	$257
Work in process	245	233
Raw materials	137	135
Materials and supplies	64	57
	$730	$682
Our inventories are stated at the lower of cost or market value using the first-in, first-out (“FIFO”) or average cost methods. Work in process includes purchased parts such as substrates coated with precious metals.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
At December 31, 2016, accumulated goodwill impairment charges include $306 million related to our North America Ride Performance reporting unit, $32 million related to our Europe, South America & India Ride Performance reporting unit and $11 million related to our Asia Pacific Ride Performance reporting unit.
In the fourth quarter of 2016, 2015 and 2014, as a result of our annual goodwill impairment testing, the estimated fair value of each of our reporting units exceeded the carrying value of their assets and liabilities as of the testing date.
The changes in the net carrying amount of goodwill for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Clean Air Division			Ride Performance Division
	North America	Europe, South America & India	Asia Pacific	North America	Europe, South America & India	Asia Pacific	Total
(Millions)
Balance at December 31, 2014	$14	$12	$—	$10	$29	$—	$65
Translation Adjustment	—	(1)	—	—	(4)	—	(5)
Balance at December 31, 2015	14	11	—	10	25	—	60
Translation Adjustment	—	—	—	—	(3)	—	(3)
Balance at December 31, 2016	14	11	—	10	22	—	57

We have capitalized certain intangible assets, primarily technology rights, trademarks and patents, based on their estimated fair value at the date we acquired them. We amortize our finite useful life intangible assets on a straight-line basis over periods ranging from 3 to 50 years. Amortization of intangibles amounted to $3 million in 2016, $5 million in 2015, and $4 million in 2014, and are included in the statements of income caption “Depreciation and amortization of intangibles.” The carrying amount and accumulated amortization of our finite useful life intangible assets were as follows:

	December 31, 2016		December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
	(Millions)		(Millions)
Customer contract	$8	$(5)	$8	$(4)
Patents	1	(1)	2	(2)
Technology rights	29	(21)	29	(19)
Other	9	(1)	10	(2)
Total	$47	$(28)	$49	$(27)
Estimated amortization of intangible assets over the next five years is expected to be $5 million in 2017, $4 million in 2018, $4 million in 2019, $3 million in 2020 and $2 million in 2021.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Plant, Property, and Equipment, at Cost
At December 31, 2016 and 2015, plant, property, and equipment, at cost, by major category were as follows:

	2016	2015
	(Millions)
Land, buildings, and improvements	$568	$561
Machinery and equipment	2,638	2,569
Other, including construction in progress	342	288
	$3,548	$3,418
We depreciate these properties excluding land on a straight-line basis over the estimated useful lives of the assets. Useful lives range from 10 to 50 years for buildings and improvements and from 3 to 25 years for machinery and equipment.
Notes and Accounts Receivable and Allowance for Doubtful Accounts
Receivables consist of amounts billed and currently due from customers and unbilled pre-production design and development costs. Short and long-term accounts receivable outstanding were $1,293 million and $1,126 million at December 31, 2016 and 2015, respectively. The allowance for doubtful accounts on short-term and long-term accounts receivable was $16 million at both December 31, 2016 and 2015. Short and long-term notes receivable outstanding were $4 million and $5 million at December 31, 2016 and 2015, respectively. The allowance for doubtful accounts on short-term and long-term notes receivable was zero at both December 31, 2016 and 2015.
Pre-production Design and Development and Tooling Assets
We expense pre-production design and development costs as incurred unless we have a contractual guarantee for reimbursement from the original equipment customer. Unbilled pre-production design and development costs recorded in prepayments and other and long-term receivables were $22 million and $21 million at December 31, 2016 and 2015, respectively. In addition, plant, property and equipment included $62 million and $64 million at December 31, 2016 and 2015, respectively, for original equipment tools and dies that we own, and prepayments and other included $97 million and $107 million at December 31, 2016 and 2015, respectively, for in-process tools and dies that we are building for our original equipment customers.
Internal Use Software Assets
We capitalize certain costs related to the purchase and development of software that we use in our business operations. We amortize the costs attributable to these software systems over their estimated useful lives, ranging from 3 to 12 years, based on various factors such as the effects of obsolescence, technology, and other economic factors. Capitalized software development costs, net of amortization, were $66 million and $58 million at December 31, 2016 and 2015, respectively, and are recorded in other long-term assets. Amortization of software development costs was approximately $12 million for the year ended December 31, 2016, $13 million for the year ended December 31, 2015 and $15 million for the year ended December 31, 2014, and is included in the statements of income (loss) caption “Depreciation and amortization of intangibles.” Additions to capitalized software development costs, including payroll and payroll-related costs for those employees directly associated with developing and obtaining the internal use software, are classified as investing activities in the statements of cash flows.
Accounts Payable
Accounts payable included $99 million and $93 million at December 31, 2016 and December 31, 2015, respectively, for accrued compensation and $27 million and $17 million at December 31, 2016 and December 31, 2015, respectively, for bank overdrafts at our European subsidiaries.
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

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Revenue Recognition
We recognize revenue for sales to our original equipment and aftermarket customers when title and risk of loss passes to the customers under the terms of our arrangements with those customers, which is usually at the time of shipment from our plants or distribution centers. Generally, in connection with the sale of exhaust systems to certain original equipment manufacturers, we purchase catalytic converters and diesel particulate filters or components thereof including precious metals (“substrates”) on behalf of our customers which are used in the assembled system. These substrates are included in our inventory and “passed through” to the customer at our cost, plus a small margin, since we take title to the inventory and are responsible for both the delivery and quality of the finished product. Revenues recognized for substrate sales were $2,028 million, $1,916 million and $1,934 million in 2016, 2015 and 2014, respectively. For our aftermarket customers, we provide for promotional incentives and returns at the time of sale. Estimates are based upon the terms of the incentives and historical experience with returns. Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis. Shipping and handling costs billed to customers are included in revenues and the related costs are included in cost of sales in our consolidated statements of income (loss).
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
Engineering, Research and Development
We expense engineering, research, and development costs as they are incurred. Engineering, research, and development expenses were $154 million for 2016, $146 million for 2015, and $169 million for 2014, net of reimbursements from our customers. Our customers reimburse us for engineering, research, and development costs on some platforms when we prepare prototypes and incur costs before platform awards. Our engineering, research, and development expense for 2016, 2015 and 2014 has been reduced by $137 million, $145 million and $159 million, respectively, for these reimbursements.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Advertising and Promotion Expenses
We expense advertising and promotion expenses as they are incurred. Advertising and promotion expenses were $40 million, $54 million, and $57 million for the years ended December 31, 2016, 2015, and 2014, respectively.
Foreign Currency
We translate the consolidated financial statements of foreign subsidiaries into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted-average exchange rate for revenues and expenses in each period. We record translation adjustments for those subsidiaries whose local currency is their functional currency as a component of accumulated other comprehensive income (loss) in shareholders’ equity. We recognize transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency in earnings as incurred, except for those intercompany balances which are designated as long-term investments. Our results include foreign currency transaction gains of $1 million in 2016 and losses of $6 million in 2015 and $1 million in 2014. The amounts are recorded in cost of sales.
We use derivative financial instruments, principally foreign currency forward purchase and sales contracts with terms of less than one year, to hedge our exposure to changes in foreign currency exchange rates. Our primary exposure to changes in foreign currency rates results from intercompany loans made between affiliates to minimize the need for borrowings from third parties. Additionally, we enter into foreign currency forward purchase and sale contracts to mitigate our exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables. We manage counter-party credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements. We do not enter into derivative financial instruments for speculative purposes. In managing our foreign currency exposures, we identify and aggregate existing offsetting positions and then hedge residual exposures through third-party derivative contracts. The fair value of our foreign currency forward contracts was a net liability position of less than $1 million at December 31, 2016 and a net asset position of $1 million at December 31, 2015 and is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. We record the change in fair value of these foreign exchange forward contracts as part of currency gains (losses) within cost of sales in the consolidated statements of income (loss). The fair value of foreign exchange forward contracts are recorded in prepayments and other current assets or other current liabilities in the consolidated balance sheet.

New Accounting Pronouncements
In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update 2016-18, Statement of Cash Flows - Restricted Cash (Topic 230) to eliminate diversity in practice in the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. For public business entities, the standard is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.
In October 2016, the FASB issued Accounting Standard Update 2016-16, Income Taxes - Intra Entity Transfers of Assets Other Than Inventory (Topic 740). The new standard changes the accounting for income taxes when a company transfers certain tangible and intangible assets, such as equipment or intellectual property, between entities in different tax jurisdictions. The new standard does not change the current accounting for the income taxes related to transfers of inventory. For public business entities, the standard is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.
In March 2016, the FASB issued Accounting Standard Update 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, as part of its initiative to reduce complexity in accounting standards. The areas for simplification in this update involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, the standard is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.
In February 2016, the FASB issued Accounting Standard Update 2016-02, Leases (Topic 842). The amendments in this update create Topic 842, Leases, and supersede the leases requirements in Topic 840, Leases. Topic 842 specifies the accounting for leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flow arising from a lease. For public business entities, the standard is effective for financial statements issued for annual periods beginning after

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 15, 2018, and interim periods within those annual periods. We will adopt this amendment on January 1, 2019. We are currently evaluating the potential impact of this new guidance on the Company's consolidated financial statements.
In May 2015, the FASB issued Accounting Standard Update (ASU) No. 2015-07, Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent). ASU No. 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. Such investments should be disclosed separate from the fair value hierarchy. For public business entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of this guidance does not have an impact on the Company's consolidated financial statements but will impact pension asset disclosure.
In May 2014, the FASB issued an amendment on revenue recognition. The amendment in this update creates Topic 606, Revenue from Contracts with Customers, and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendment supersedes the cost guidance in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs-Contracts with Customers. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB approved a one-year deferral of the effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017 for public entities. We will adopt this amendment on January1, 2018.
The guidance permits the use of either the retrospective or modified retrospective (cumulative effect) transition method and we have not yet selected which transition method we will apply.
We have established a cross-functional coordinated team to implement the guidance related to the recognition of revenue from contracts with customers. We are in the process of assessing our customer contracts, identifying contractual provisions that may result in a change in the timing or the amount of revenue recognized in comparison with current guidance, as well as assessing the enhanced disclosure requirements of the new guidance. Under current guidance we generally recognize revenue when products are shipped and risk of loss has transferred to the customer. Under the proposed requirements, the customized nature of some of our products combined with contractual provisions that provide us with an enforceable right to payment, may require us to recognize revenue prior to the product being shipped to the customer. We are also assessing pricing provisions contained in certain of our customer contracts. Pricing provisions contained in some of our customer contracts represent variable consideration or may provide the customer with a material right, potentially resulting in a different allocation of the transaction price than under current guidance. In addition, we are evaluating how the new guidance may impact our accounting for contractually guaranteed reimbursements related to customer tooling, engineering services and pre-production costs. Under the current applicable guidance, these customer reimbursements are recorded as cost recovery offsets; whereas under the new standard these guaranteed recoveries may represent consideration from contracts with customers and be recorded as revenues. We continue to evaluate the impact this guidance will have on our financial statements.
Restricted Net Assets
In certain countries where we operate, transfers of funds out of such countries by way of dividends, loans or advances are subject to certain central bank restrictions which require approval from the central bank authorities prior to transferring funds out of these countries. The countries in which we operate that have such restrictions include China, South Africa, and Thailand. The net asset balance of our subsidiaries in the countries in which we operate that have such restrictions was $323 million and $248 million as of December 31, 2016 and 2015, respectively. These central banking restrictions do not have a significant effect on our ability to manage liquidity on a global basis.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2.Earnings Per Share
Earnings per share of common stock outstanding were computed as follows:

	Year Ended December 31,
	2016	2015	2014
	(Millions Except Share and Per Share Amounts)
Basic earnings per share —
Net income attributable to Tenneco Inc.	$363	$247	$226
Average shares of common stock outstanding	55,939,135	59,678,309	60,734,022
Earnings per average share of common stock	$6.49	$4.14	$3.72
Diluted earnings per share —
Net income attributable to Tenneco Inc.	$363	$247	$226
Average shares of common stock outstanding	55,939,135	59,678,309	60,734,022
Effect of dilutive securities:
Restricted stock	175,513	96,168	130,732
Stock options	292,788	418,673	917,754
Average shares of common stock outstanding including dilutive securities	56,407,436	60,193,150	61,782,508
Earnings per average share of common stock	$6.44	$4.11	$3.66
Options to purchase 134,361, 175,216, and 1,357 shares of common stock were outstanding as of December 31, 2016, 2015 and 2014, respectively, but not included in the computation of diluted earnings per share, because the options were anti-dilutive.

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
In March 2016, we completed the disposition of the Gijon, Spain plant and signed an agreement to transfer ownership of the manufacturing facility in Gijon to German private equity fund Quantum Capital Partners A.G. (QCP). The transfer to QCP was effective March 31, 2016 and under a three year manufacturing agreement, QCP will also continue as a supplier to Tenneco.

4.Restructuring and Other Charges
Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. In 2014, we incurred $49 million in restructuring and related costs including non-cash charges of $5 million, primarily related to European cost reduction efforts, headcount reductions in Australia and South America, the sale of a closed facility in Cozad, Nebraska and costs related to organizational change, of which $28 million was recorded in cost of sales, $9 million in SG&A, $7 million in engineering expense, $4 million in other expense and $1 million in depreciation and amortization. In 2015, we incurred $63 million in restructuring and related costs including asset write-downs of $10 million, primarily related to European cost reduction efforts, exiting the Marzocchi suspension business, headcount reductions in Australia and South America, and the closure of a JIT plant in Australia, of which $46 million was recorded in cost of sales, $11 million in SG&A, $1 million in engineering expense, $4 million in depreciation and amortization expense and $1 million in other expense. In 2016, we incurred $36 million in restructuring and related costs including asset write-downs of $6 million, primarily related to manufacturing footprint improvements in North America Ride Performance, headcount reduction and cost improvement initiatives in Europe and China Clean Air, South America and Australia, of which $17 million was recorded in cost of sales, $12 million in SG&A, $1 million in engineering, $2 million in other expense and $4 million in depreciation and amortization expense.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Amounts related to activities that are part of our restructuring plans are as follows:

	December 31, 2015 Restructuring Reserve	2016 Expenses	2016 Cash Payments	Impact of Exchange Rates	December 31, 2016 Restructuring Reserve
	(Millions)
Employee Severance, Termination Benefits and Other Related Costs	$30	30	(45)	—	$15
On January 31, 2013, we announced our intent to reduce structural costs in Europe by approximately $60 million annually. During the first quarter of 2016, we reached an annualized run rate on this cost reduction initiative of $49 million. With the disposition of the Gijon plant, which was completed at the end of the first quarter of 2016, the annualized rate essentially reached our target of $55 million, at the current exchange rates at that time. In 2014, we incurred $49 million in restructuring and related costs, of which $31 million was related to this initiative including $3 million for non-cash asset write downs. In 2015, we incurred $63 million in restructuring and related costs, of which $22 million was related to this initiative. In 2016, we incurred $36 million in restructuring and related costs, of which $20 million was related to this initiative and certain ongoing matters. For example, we closed a plant in Gijon Spain in 2013, but subsequently re-opened it in July 2014 with about half of its prior workforce after the employees' works council successfully filed suit challenging the closure decision. Pursuant to an agreement we entered into with employee representatives, we engaged in a sales process for the facility. In March of 2016, we signed an agreement to transfer ownership of the aftermarket shock absorber manufacturing facility in Gijon, Spain to German private equity fund Quantum Capital Partners A.G. (QCP). The transfer to QCP was effective March 31, 2016 and under a three year manufacturing agreement, QCP will also continue as a supplier to Tenneco.
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
Under the terms of our amended and restated senior credit agreement that took effect on December 8, 2014, we are allowed to exclude up to $150 million in the aggregate of all costs, expenses, fees, fines, penalties, judgments, legal settlements and other amounts associated with any restructuring, litigation, claim, proceeding or investigation related to or undertaken by us or any of our subsidiaries, together with any related provision for taxes, incurred after December 8, 2014 in the calculation of the financial covenant ratios required under our senior credit facility. As of December 31, 2016, we had excluded $83 million of allowable charges relating to restructuring initiatives against the $150 million available under the terms of the senior credit facility.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5.Long-Term Debt, Short-Term Debt, and Financing Arrangements
Long-Term Debt
A summary of our long-term debt obligations at December 31, 2016 and 2015, is set forth in the following table:

	2016	2015
	(Millions)
Tenneco Inc. —
Revolver borrowings due 2019, average effective interest rate 2.3% in 2016 and 2.0% in 2015	$300	$105
Senior Tranche A Term Loan due 2017 through 2020, average effective interest rate 2.2% in 2016 and 1.9% in 2015	270	285
5 3/8% Senior Notes due 2024	225	225
5% Senior Notes due 2026	500	—
6 7/8% Senior Notes due 2020	—	500
Other subsidiaries —
Other Long Term Debt due in 2019, average interest rate 1.7% in 2016 and 6.55% in 2016	7	15
Notes due 2017 through 2027, average effective interest rate 0.2% in 2016 and 0.1% in 2015	8	7
	1,310	1,137
Less — maturities classified as current	3	1
Total long-term debt	$1,307	$1,136
The aggregate maturities applicable to the long-term debt outstanding at December 31, 2016, are $25 million, $34 million, $522 million, $1 million and $1 million for 2017, 2018, 2019, 2020 and 2021, respectively.
We have excluded the required payments, within the next twelve months, under the Tranche A Term Facility totaling $23 million from current liabilities as of December 31, 2016, because we have the intent and ability to refinance the obligations on a long-term basis by using our revolving credit facility.
Short-Term Debt
Our short-term debt includes the current portion of long-term obligations and borrowings by parent company and foreign subsidiaries. Information regarding our short-term debt as of and for the years ended December 31, 2016 and 2015 is as follows:

	2016	2015
	(Millions)
Maturities classified as current	$3	$1
Short-term borrowings	87	85
Total short-term debt	$90	$86

	Notes Payable(a)
	2016	2015
	(Dollars in Millions)
Outstanding borrowings at end of year	$87	$85
Weighted average interest rate on outstanding borrowings at end of year(b)	2.8%	3.2%
Maximum month-end outstanding borrowings during year	$193	$178
Average month-end outstanding borrowings during year	$177	$118
Weighted average interest rate on average month-end outstanding borrowings during year(b)	2.4%	3.0%

(a)	Includes borrowings under both committed credit facilities and uncommitted lines of credit and similar arrangements.

(b)	This calculation does not include the commitment fees to be paid on the unused revolving credit facility balances which are recorded as interest expense for accounting purposes.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Financing Arrangements

	Committed Credit Facilities(a) as of December 31, 2016
	Term	Commitments	Borrowings	Letters of Credit(b)	Available
	(Millions)
Tenneco Inc. revolving credit agreement	2019	$1,200	$300	$—	$900
Tenneco Inc. tranche A term facility	2019	270	270	—	—
Subsidiaries’ credit agreements	2017-2027	128	89	—	39
		$1,598	$659	$—	$939

(a)	We generally are required to pay commitment fees on the unused portion of the total commitment.

(b)	Letters of credit reduce the available borrowings under the revolving credit agreement.
Overview.    Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions. The arrangement is secured by substantially all our domestic assets and pledges of up to 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries.
On December 8, 2014, we completed an amendment and restatement of our senior credit facility by increasing the amounts and extending the maturity dates of our revolving credit facility and our Tranche A Term Facility. The amended and restated facility replaces our former $850 million revolving credit facility and $213 million Tranche A Term Facility. The proceeds from this refinancing transaction were used to repay the $213 million Tranche A Term Facility, to fund the fees and expenses associated with the purchase and redemption of our $225 million 7 3/4 percent senior notes due in 2018 and for general corporate purposes. As of December 31, 2016, the senior credit facility provides us with a total revolving credit facility size of $1,200 million and a $270 million Tranche A Term Facility, both of which will mature on December 8, 2019. Funds may be borrowed, repaid and re-borrowed under the revolving credit facility without premium or penalty (subject to any customary LIBOR breakage fees). The revolving credit facility is reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. Outstanding letters of credit reduce our availability to borrow revolving loans under the facility. We are required to make quarterly principal payments under the Tranche A Term Facility of $5.625 million beginning March 31, 2017 through December 31, 2017, $7.5 million beginning March 31, 2018 through September 30, 2019 and a final payment of $195 million is due on December 8, 2019. We have excluded the required payments, within the next twelve months, under the Tranche A Term Facility totaling $23 million from current liabilities as of December 31, 2016, because we have the intent and ability to refinance the obligations on a long-term basis by using our revolving credit facility.
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

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

At December 31, 2016, of the $1,200 million available under the revolving credit facility, we had unused borrowing capacity of $900 million with $300 million in outstanding borrowings and zero in outstanding letters of credit. As of December 31, 2016, our outstanding debt also included (i) $270 million of a term loan which consisted of a $269 million net carrying amount including a $1 million debt issuance cost related to our Tranche A Term Facility which is subject to quarterly principal payments as described above through December 8, 2019, (ii) $225 million of notes which consisted of a $221 million net carrying amount including a $4 million debt issuance cost of 5 3/8 percent senior notes due December 15, 2024, (iii) $500 million of notes which consisted of a $492 million net carrying amount including a $8 million debt issuance cost of 5 percent senior notes due July 15, 2026, and (iv) $102 million of other debt.
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
Senior Credit Facility — Other Terms and Conditions.    Our senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA, as defined in the senior credit facility agreement), and consolidated interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined in the senior credit facility agreement) at the end of each period indicated. Failure to maintain these ratios will result in a default under our senior credit facility. The financial ratios required under the amended and restated senior credit facility and the actual ratios we achieved for the four quarters of 2016, are as follows:

	Quarter Ended
	December 31, 2016		September 30, 2016		June 30, 2016		March 31, 2016
	Req.	Act.	Req.	Act.	Req.	Act.	Req.	Act.
Leverage Ratio (maximum)	3.50	1.45	3.50	1.52	3.50	1.45	3.50	1.54
Interest Coverage Ratio (minimum)	2.75	14.92	2.75	14.26	2.75	13.93	2.75	13.90

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

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
As of December 31, 2016, we were in compliance with all the financial covenants and operational restrictions of the senior credit facility. Our senior credit facility does not contain any terms that could accelerate payment of the facility or affect pricing under the facility as a result of a credit rating agency downgrade.
Senior Notes.    As of December 31, 2016, our outstanding senior notes included $225 million of 5 3/8 percent senior notes due December 15, 2024 which consisted of $221 million net carrying amount including a $4 million debt issuance cost and $500 million of 5 percent senior notes due July 15, 2026 which consisted of $492 million net carrying amount including a $8 million debt issuance cost. Under the indentures governing the notes, we are permitted to redeem some or all of the remaining senior notes at specified prices that decline to par over a specified period, (a) on or after July 15, 2021, in the case of the senior notes due 2026 and (b) on or after December 15, 2019, in the case of the senior notes due 2024. In addition, the notes may also be redeemed at a price generally equal to 100 percent of the principal amount thereof plus a premium based on the present values of the remaining payments due to the note holders. Further, the indentures governing the notes also permit us to redeem up to 35 percent with the proceeds of certain equity offerings (a) on or before July 15, 2019 at a redemption price equal to 105 percent, in the case of the senior notes due 2026 and (b) on or before December 15, 2017 at a redemption price equal to 105.375 percent in the case of the senior notes due 2024. If we sell certain of our assets or experience specified kinds of changes in control, we must offer to repurchase the notes due 2024 and 2026 at 101 percent of the principal amount thereof plus accrued and unpaid interest.
Our senior notes due December 15, 2024 and July 15, 2026, respectively, contain covenants that will, among other things, limit our ability to create liens and enter into sale and leaseback transactions. Our senior notes due 2024 also require that, as a condition precedent to incurring certain types of indebtedness not otherwise permitted, our consolidated fixed charge coverage ratio, as calculated on a pro forma basis, be greater than 2.00, as well as containing restrictions on our operations, including limitations on: (i) incurring additional indebtedness; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; (v) asset sales and (vi) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee our senior notes on a joint and several basis. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. As of December 31, 2016, we were in compliance with the covenants and restrictions of these indentures.
Accounts Receivable Securitization.    We securitize some of our accounts receivable on a limited recourse basis in the U.S. and Europe. As servicer under these accounts receivable securitization programs, we are responsible for performing all accounts receivable administration functions for these securitized financial assets including collections and processing of customer invoice adjustments. In the U.S., we have an accounts receivable securitization program with three commercial banks comprised of a first priority facility and a second priority facility. We securitize original equipment and aftermarket receivables on a daily basis under the bank program. In March 2015, the U.S. program was amended and extended to April 30, 2017. The first priority facility provides financing of up to $130 million and the second priority facility, which is subordinated to the first priority facility, provides up to an additional $50 million of financing. Both facilities monetize accounts receivable generated in the U.S. that meet certain eligibility requirements. The second priority facility also monetizes certain accounts receivable

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

generated in the U.S. that would otherwise be ineligible under the first priority securitization facility. The amount of outstanding third-party investments in our securitized accounts receivable under the U.S. program was $30 million at December 31, 2016 and zero at December 31, 2015.
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
We also securitize receivables in our European operations with regional banks in Europe. The arrangements to securitize receivables in Europe are provided under six separate facilities provided by various financial institutions in each of the foreign jurisdictions. The commitments for these arrangements are generally for one year, but some may be cancelled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon notification. The amount of outstanding third-party investments in our securitized accounts receivable in Europe was $160 million and $174 million at December 31, 2016 and December 31, 2015, respectively.

If we were not able to securitize receivables under either the U.S or European securitization programs, our borrowings under our revolving credit agreement might increase. These accounts receivable securitization programs provide us with access to cash at costs that are generally favorable to alternative sources of financing, and allow us to reduce borrowings under our revolving credit agreement.
In our U.S. accounts receivable securitization programs, we transfer a partial interest in a pool of receivables and the interest that we retain is subordinate to the transferred interest. Accordingly, we account for our U.S. securitization program as a secured borrowing. In our European programs, we transfer accounts receivables in their entirety to the acquiring entities and satisfy all of the conditions established under ASC Topic 860, “Transfers and Servicing,” to report the transfer of financial assets in their entirety as a sale. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under our European securitization programs approximates the fair value of such receivables. We recognized $3 million in interest expense for the year ended 2016 and $2 million in interest expense for each of the years ended 2015 and 2014 relating to our U.S. securitization program. In addition, we recognized a loss of $3 million for each of the years ended 2016 and 2015 and a $4 million loss for 2014, on the sale of trade accounts receivable in our European accounts receivable securitization programs, representing the discount from book values at which these receivables were sold to our banks. The discount rate varies based on funding costs incurred by our banks, which averaged approximately two percent for all years ended 2016, 2015 and 2014.

6.Financial Instruments
The carrying and estimated fair values of our financial instruments by class at December 31, 2016 and 2015 were as follows:

	December 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Millions)
Long-term debt (including current maturities)	$1,297	$1,311	$1,125	$1,160
Instruments with off-balance sheet risk:
Foreign exchange forward contracts:
Asset derivative contracts	—	—	1	1
Asset and Liability Instruments — The fair value of cash and cash equivalents, short and long-term receivables, accounts payable, and short-term debt was considered to be the same as or was not determined to be materially different from the carrying amount.
Long-term Debt — The fair value of our public fixed rate senior notes is based on quoted market prices. The fair value of our private borrowings under our senior credit facility and other long-term debt instruments is based on the market value of debt with similar maturities, interest rates and risk characteristics. The fair value of our level 1 debt, as classified in the fair value hierarchy, was $725 million and $748 million at December 31, 2016 and December 31, 2015, respectively. We have classified the $571 million and $390 million as level 2 in the fair value hierarchy at December 31, 2016 and December 31,

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2015, respectively, since we utilize valuation inputs that are observable both directly and indirectly. We classified the remaining $15 million and $22 million, consisting of foreign subsidiary debt, as level 3 in the fair value hierarchy at December 31, 2016, and December 31, 2015, respectively.
The fair value hierarchy definition prioritizes the inputs used in measuring fair value into the following levels:

Level 1	—	Quoted prices in active markets for identical assets or liabilities.

Level 2	—	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

Level 3	—	Unobservable inputs based on our own assumptions.
Foreign exchange forward contracts — We use derivative financial instruments, principally foreign currency forward purchase and sales contracts with terms of less than one year, to hedge our exposure to changes in foreign currency exchange rates. Our primary exposure to changes in foreign currency rates results from intercompany loans made between affiliates to minimize the need for borrowings from third parties. Additionally, we enter into foreign currency forward purchase and sale contracts to mitigate our exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables. We manage counter-party credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements. We do not enter into derivative financial instruments for speculative purposes. The fair value of our foreign currency forward contracts is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. We record the change in fair value of these foreign exchange forward contracts as part of currency gains (losses) within cost of sales in the consolidated statements of income. The fair value of foreign exchange forward contracts are recorded in prepayments and other current assets or other current liabilities in the consolidated balance sheet. The fair value of our foreign currency forward contracts was a net liability position of less than $1 million at December 31, 2016 and a net asset position of $1 million at December 31, 2015.
The following table summarizes by major currency the notional amounts for foreign currency forward purchase and sale contracts as of December 31, 2016 (all of which mature in 2017):

		Notional Amount in Foreign Currency
		(Millions)
British pounds	—Purchase	9
Canadian dollars	—Sell	(2)
European euro	—Purchase	21
	—Sell	(3)
Japanese yen	—Purchase	388
	—Sell	(60)
South African rand	—Purchase	131
	—Sell	(17)
U.S. dollars	—Purchase	5
	—Sell	(45)

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
We have two performance guarantee agreements in the U.K. between Tenneco Management (Europe) Limited (“TMEL”) and the two Walker Group Retirement Plans, the Walker Group Employee Benefit Plan and the Walker Group Executive Retirement Benefit Plan (the “Walker Plans”), whereby TMEL will guarantee the payment of all current and future pension contributions in event of a payment default by the sponsoring or participating employers of the Walker Plans. The Walker Plans are comprised of employees from Tenneco Walker (U.K.) Limited and our Futaba-Tenneco U.K. joint venture. Employer contributions are funded by both Tenneco Walker (U.K.) Limited, as the sponsoring employer and Futaba-Tenneco U.K., as a participating employer. The performance guarantee agreements are expected to remain in effect until all pension obligations for

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the Walker Plans’ sponsoring and participating employers have been satisfied. The maximum amount payable for these pension performance guarantees that is not attributable to Tenneco is approximately $7 million as of December 31, 2016 which is determined by taking 105 percent of the liability of the Walker Plans calculated under section 179 of the U.K. Pension Act of 2004 offset by plan assets multiplied by the ownership percentage in Futaba-Tenneco U.K. that is attributable to Futaba Industrial Co. Ltd. We did not record an additional liability for this performance guarantee since Tenneco Walker (U.K.) Limited, as the sponsoring employer of the Walker Plans, already recognizes 100 percent of the pension obligation calculated based on U.S. GAAP, for all of the Walker Plans’ participating employers on its balance sheet, which was $19 million and $11 million at December 31, 2016 and December 31, 2015, respectively. At December 31, 2016, all pension contributions were current for all of the Walker Plans’ sponsoring and participating employers.
In June 2011, we entered into an indemnity agreement between TMEL and Futaba Industrial Co. Ltd. which requires Futaba to indemnify TMEL for any cost, loss or liability which TMEL may incur under the performance guarantee agreements relating to the Futaba-Tenneco U.K. joint venture. The maximum amount reimbursable by Futaba to TMEL under this indemnity agreement is equal to the amount incurred by TMEL under the performance guarantee agreements multiplied by Futaba’s shareholder ownership percentage of the Futaba-Tenneco U.K. joint venture. At December 31, 2016, the maximum amount reimbursable by Futaba to TMEL is approximately $7 million.
We have issued guarantees through letters of credit in connection with some obligations of our affiliates. As of December 31, 2016, we have guaranteed $31 million in letters of credit to support some of our subsidiaries’ insurance arrangements, foreign employee benefit programs, environmental remediation activities and cash management and capital requirements.
Financial Instruments — One of our European subsidiaries receives payment from one of its customers whereby the accounts receivable are satisfied through the delivery of negotiable financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets. Such financial instruments held by our European subsidiary totaled less than $1 million at both December 31, 2016 and December 31, 2015.
In certain instances, several of our Chinese subsidiaries receive payment from customers through the receipt of financial instruments on the date the customer payments are due. Several of our Chinese subsidiaries also satisfy vendor payments through the delivery of financial instruments on the date the payments are due. Financial instruments issued to satisfy vendor payables and not redeemed totaled $12 million and $15 million at December 31, 2016 and December 31, 2015, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $5 million and $8 million at December 31, 2016 and December 31, 2015, respectively. We classify financial instruments received from our customers as other current assets if issued by a financial institution of our customers or as customer notes and accounts, net if issued by our customer. We classified $5 million and $8 million in other current assets at December 31, 2016 and December 31, 2015, respectively.
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
 Supply Chain Financing. Certain of our suppliers participate in supply chain financing programs under which they securitize their accounts receivables from Tenneco. Financial institutions participate in the supply chain financing program on an uncommitted basis and can cease purchasing receivables or drafts from Tenneco's suppliers at any time. If the financial institutions did not continue to purchase receivables or drafts from Tenneco's suppliers under these programs, the participating vendors may have a need to renegotiate their payment terms with Tenneco which in turn would cause our borrowings under our revolving credit facility to increase.
Restricted Cash - Some of our Chinese subsidiaries that issue their own financial instruments to pay vendors are required to maintain a cash balance if they exceed credit limits with the financial institution that guarantees the financial instruments. A restricted cash balance was required at those Chinese subsidiaries for $2 million and $1 million at December 31, 2016 and December 31, 2015, respectively.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.Income Taxes
The domestic and foreign components of our income before income taxes and noncontrolling interests are as follows:

	Year Ended December 31,
	2016	2015	2014
	(Millions)
U.S. income before income taxes	$68	$198	$130
Foreign income before income taxes	368	254	271
Income before income taxes and noncontrolling interests	$436	$452	$401
Following is a comparative analysis of the components of income tax expense:

	Year Ended December 31,
	2016	2015	2014
	(Millions)
Current —
U.S. federal	$(7)	$64	$38
State and local	4	5	3
Foreign	85	83	92
	82	152	133
Deferred —
U.S. federal	(91)	(1)	2
State and local	(1)	1	7
Foreign	13	(3)	(11)
	(79)	(3)	(2)
Income tax expense	$3	$149	$131

Following is a reconciliation of income taxes computed at the statutory U.S. federal income tax rate (35 percent for all years presented) to the income tax expense reflected in the statements of income:

	Year Ended December 31,
	2016	2015	2014
	(Millions)
Income tax expense computed at the statutory U.S. federal income tax rate	$152	$158	$140
Increases (reductions) in income tax expense resulting from:
Foreign income taxed at different rates	(43)	(15)	(21)
Taxes on repatriation of dividends	(105)	9	4
Remeasurement of estimated tax on unremitted earnings	—	(4)	—
State and local taxes on income, net of U.S. federal income tax benefit	3	11	8
Changes in valuation allowance for tax loss carryforwards and credits	18	13	12
Foreign tax holidays	—	(7)	(6)
Investment and R&D tax credits	(6)	(26)	(10)
Foreign earnings subject to U.S. federal income tax	4	3	7
Adjustment of prior years taxes	—	2	(2)
Tax contingencies	(7)	4	—
Other	(13)	1	(1)
Income tax expense	$3	$149	$131

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of our net deferred tax assets were as follows:

	Year Ended December 31,
	2016	2015
	(Millions)
Deferred tax assets —
Tax loss carryforwards:
State	$13	$14
Foreign	92	72
Tax credits	83	89
Postretirement benefits other than pensions	55	54
Pensions	48	50
Bad debts	3	2
Sales allowances	7	8
Payroll accruals	39	34
Other accruals	46	55
Valuation allowance	(145)	(127)
Total deferred tax assets	241	251
Deferred tax liabilities —
Tax over book depreciation	53	40
Total deferred tax liabilities	53	40
Net deferred tax assets	$188	$211

State tax loss carryforwards have been presented net of uncertain tax positions that if realized, would reduce tax loss carryforwards in both 2016 and 2015 by $3 million. Additionally, foreign tax loss carryforwards, have been presented net of uncertain tax positions that if realized, would reduce tax loss carryforwards in 2016 and 2015 by $7 million and $13 million, respectively.
Following is a reconciliation of deferred taxes to the deferred taxes shown in the balance sheet:

	Year Ended December 31,
	2016	2015
	(Millions)
Balance Sheet:
Non-current portion — deferred tax asset	$195	$218
Non-current portion — deferred tax liability	(7)	(7)
Net deferred tax assets	$188	$211
As a result of the valuation allowances recorded for $145 million and $127 million at December 31, 2016 and 2015, respectively, we have potential tax assets that were not recognized on our balance sheet. These unrecognized tax assets resulted primarily from foreign tax loss carryforwards, foreign investment tax credits, foreign research and development credits and U.S. state net operating losses that are available to reduce future tax liabilities.
We reported income tax expense of $3 million, $149 million and $131 million in the years ended 2016, 2015 and 2014, respectively. The tax expense recorded in 2016 includes a net tax benefit of $110 million primarily relating to the recognition of a U.S. tax benefit for foreign taxes. In 2016, we completed our detailed analysis of our ability to recognize and utilize foreign tax credits within the carryforward period. As a result, we amended our U.S. federal tax returns for the years 2006 to 2012 to claim foreign tax credits in lieu of deducting foreign taxes paid. The U.S. foreign tax credit law provides for a credit against U.S. taxes otherwise payable for foreign taxes paid with regard to dividends, interest and royalties paid to us in the U.S. Income tax expense also decreased in 2016 as a result of the mix of earnings in our various tax jurisdictions. The tax expense recorded in 2015 includes a net tax benefit of $15 million primarily relating to prior year U.S. research and development tax credits, changes to uncertain tax positions, and prior year income tax adjustments. The tax expense recorded in 2014 includes a net tax benefit of $11 million for prior year tax adjustments primarily relating to changes to uncertain tax positions and prior year income tax estimates.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We fully utilized our federal net operating loss ("NOL") prior to 2014 as a result of amending our U.S. federal tax returns for years 2006 to 2012 to claim foreign tax credits in lieu of deducting foreign taxes paid. The state NOLs expire in various tax years through 2031.
We do not provide for U.S. income taxes on unremitted earnings of foreign subsidiaries, except for the earnings of certain of our China operations, as our present intention is to reinvest the unremitted earnings in our foreign operations. Unremitted earnings of foreign subsidiaries were approximately $795 million at December 31, 2016. We estimated that the amount of U.S. and foreign income taxes that would be accrued or paid upon remittance of the assets that represent those unremitted earnings was $159 million. The estimated U.S. and foreign income taxes on unremitted earnings may be impacted in the future if we are unable to claim a U.S. foreign tax credit.
U.S. GAAP provides that a tax benefit from an uncertain tax position may be recognized when it is “more likely than not” that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.
A reconciliation of our uncertain tax positions is as follows:

	2016	2015	2014
	(Millions)
Uncertain tax positions —
Balance January 1	$123	$114	$115
Gross increases in tax positions in current period	6	7	8
Gross increases in tax positions in prior period	2	14	5
Gross decreases in tax positions in prior period	(5)	(4)	(5)
Gross decreases — settlements	—	(1)	(2)
Gross decreases — statute of limitations expired	(15)	(7)	(7)
Balance December 31	$111	$123	$114
Included in the balance of uncertain tax positions were $108 million in 2016, $110 million in 2015, $101 million in 2014, of tax benefits, that if recognized, would affect the effective tax rate. We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. Penalties of less than $1 million were accrued in 2016, 2015 and 2014. Additionally, we accrued interest expense related to uncertain tax positions of less than $1 million in 2016, interest income of less than $1 million in 2015, and interest expense of $1 million in 2014. Our liability for penalties was $1 million at December 31, 2016, $2 million at December 31, 2015 and $3 million at December 31, 2014, respectively, and our liability for interest was $6 million at December 31, 2016, 2015 and 2014.
Our uncertain tax position at December 31, 2016 and 2015 included exposures relating to the disallowance of deductions, global transfer pricing and various other issues. We believe it is reasonably possible that a decrease of up to $17 million in unrecognized tax benefits related to the expiration of U.S. and foreign statute of limitations and the conclusion of income tax examinations may occur within the next twelve months.
We are subject to taxation in the U.S. and various state and foreign jurisdictions. As of December 31, 2016, our tax years open to examination in primary jurisdictions are as follows:

Open To Tax Year
United States	2006
China	2006
Spain	2004
Canada	2013
Brazil	2011
Mexico	2011
Belgium	2014
Germany	2014
United Kingdom	2014

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.Common Stock
We have authorized 135 million shares ($0.01 par value) of common stock, of which 65,891,930 shares and 65,067,132 shares were issued at December 31, 2016 and 2015, respectively. We held 11,655,938 and 7,473,325 shares of treasury stock at December 31, 2016 and 2015, respectively.
Equity Plans — In December 1996, we adopted the 1996 Stock Ownership Plan, which permitted the granting of a variety of awards, including common stock, restricted stock, performance units, stock equivalent units, stock appreciation rights (“SARs”) and stock options to our directors, officers, employees and consultants. The 1996 plan, which terminated as to new awards on December 31, 2001, was renamed the “Stock Ownership Plan.” In December 1999, we adopted the Supplemental Stock Ownership Plan, which permitted the granting of a variety of similar awards to our directors, officers, employees and consultants. We were authorized to deliver up to about 1.1 million treasury shares of common stock under the Supplemental Stock Ownership Plan, which also terminated as to new awards on December 31, 2001. In March 2002, we adopted the 2002 Long-Term Incentive Plan which permitted the granting of a variety of similar awards to our officers, directors, employees and consultants. Up to 4 million shares of our common stock were authorized for delivery under the 2002 Long-Term Incentive Plan. In March 2006, we adopted the 2006 Long-Term Incentive Plan which replaced the 2002 Long-Term Incentive Plan and permits the granting of a variety of similar awards to directors, officers, employees and consultants. On May 13, 2009, our stockholders approved an amendment to the Tenneco Inc. 2006 Long-Term Incentive Plan to increase the shares of common stock available thereunder by 2.3 million. Each share underlying an award generally counts as one share against the total plan availability under the 2009 amendment, each share underlying a full value award (e.g. restricted stock), however, counts as 1.25 shares against the total plan availability. On May 15, 2013 our stockholders approved another amendment to the Tenneco Inc. 2006 Long-Term Incentive Plan to increase the shares of common stock available thereunder by 3.5 million. As part of this amendment, each share underlying a full value award subsequently issued counts as 1.49 shares against total plan availability. As of December 31, 2016, up to 2,541,470 shares of our common stock remain authorized for delivery under the 2006 Long-Term Incentive Plan. Our nonqualified stock options have seven to 20 year terms and vest equally over a three-year service period from the date of the grant.
We have granted restricted common stock and stock options to our directors and certain key employees and restricted stock units, payable in cash, to certain key employees. These awards generally require, among other things, that the award holder remain in service to our company during the restriction period, which is currently three years, with a portion of the award vesting equally each year. We have also granted stock equivalent units and long-term performance units to certain key employees that are payable in cash. At December 31, 2016, the long-term performance units outstanding included a three-year grant for 2014-2016 payable in the first quarter of 2017, a three-year grant for 2015-2017 payable in the first quarter of 2018 and a three-year grant for 2016-2018 payable in the first quarter of 2019. Payment is based on the attainment of specified performance goals. Grant value is based on stock price, cumulative EBITDA and free cash flow metrics. In addition, we have granted SARs to certain key employees in our Asian and Indian operations that are payable in cash after a three-year service period. The grant value is indexed to the stock price.
Accounting Methods — We have recorded compensation expense (net of taxes) of $1 million, $2 million, and $3 million in the years ended December 31, 2016, 2015 and 2014, respectively, related to nonqualified stock options as part of our selling, general and administrative expense. This resulted in a $0.01 decrease in basic and diluted earnings per share in 2016, a $0.03 decrease in basic and diluted earnings per share in 2015, and a $0.06 decrease in basic and diluted earnings per share in 2014.
For employees eligible to retire at the grant date, we immediately expense stock options and restricted stock. If employees become eligible to retire during the vesting period, we immediately recognize any remaining expense associated with their stock options and restricted stock.
As of December 31, 2016, there was less than $1 million of unrecognized compensation costs related to our stock options awards that we expect to recognize over a weighted average period of 0.1 years.
Compensation expense for restricted stock, restricted stock units, long-term performance units and SARs (net of taxes) was $18 million, $12 million, and $13 million for each of the years ended 2016, 2015 and 2014, respectively, and was recorded in selling, general, and administrative expense on the consolidated statements of income.
Cash received from stock option exercises was $16 million in 2016, $4 million in 2015, and $10 million in 2014. Stock option exercises generated an excess tax benefit of $1 million in 2016, $6 million in 2015 and $12 million in 2014.
Assumptions — We calculated the fair values of stock option awards using the Black-Scholes option pricing model with the weighted average assumptions listed below. The fair value of share-based awards is determined at the time the awards are granted which is generally in January of each year, and requires judgment in estimating employee and market behavior. There were no stock options granted in 2016 or 2015.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2016	2015	2014
Stock Options Granted:
Weighted average grant date fair value, per share	$—	$—	$26.46
Weighted average assumptions used:
Expected volatility	—%	—%	52.8%
Expected lives	0.0	0.0	5.0
Risk-free interest rates	—%	—%	1.7%
Dividends yields	—%	—%	—%

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
Stock Options — The following table reflects the status and activity for all options to purchase common stock for the period indicated:

	Year Ended December 31, 2016
	Shares Under Option	Weighted Avg. Exercise Prices	Weighted Avg. Remaining Life in Years	Aggregate Intrinsic Value
				(Millions)
Outstanding Stock Options:
Outstanding, January 1, 2016	1,144,719	$34.69	3.6	$19
Exercised	(19,192)	9.31		1
Outstanding, March 31, 2016	1,125,527	$35.12	3.5	$12
Forfeited	(788)	51.88
Exercised	(183,774)	23.07		5
Outstanding, June 30, 2016	940,965	$37.46	3.1	$14
Forfeited	(3,183)	56.23
Exercised	(178,455)	30.17		4
Outstanding, September 30, 2016	759,327	$39.13	2.8	$12
Canceled	(4,499)	24.07
Exercised	(148,303)	42.01
Outstanding, December 31, 2016	606,525	$38.54	2.6	$12
Of the outstanding 606,525 options, 560,238 are currently exercisable and have an intrinsic value of $12 million, a weighted average exercise price of $37.01 and a weighted average remaining life of 2.6 years.
The weighted average grant-date fair value of options granted during the year 2014 was $26.48. There were no stock options granted in 2016 or 2015. The total intrinsic value of options exercised during the years ended December 31, 2016, 2015, and 2014 was $11 million, $10 million and $30 million, respectively. The total fair value of shares vested was $4 million in 2016 and $6 million in both 2015 and 2014, respectively.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restricted Stock — The following table reflects the status for all nonvested restricted shares for the period indicated:

	Year Ended December 31, 2016
	Shares	Weighted Avg. Grant Date Fair Value
Nonvested Restricted Shares
Nonvested balance at January 1, 2016	496,842	$51.65
Granted	347,398	35.98
Vested	(156,109)	46.50
Nonvested balance at March 31, 2016	688,131	$44.90
Vested	(20,221)	42.32
Forfeited	(32,192)	53.91
Nonvested balance at June 30, 2016	635,718	$44.42
Granted	3,368	55.02
Vested	(23,705)	37.37
Forfeited	(3,485)	53.34
Nonvested balance at September 30, 2016	611,896	$44.70
Granted	3,038	55.45
Vested	(1,999)	52.75
Forfeited	(21,519)	47.46
Nonvested balance at December 31, 2016	591,416	$44.63
The fair value of restricted stock grants is equal to the average market price of our stock at the date of grant. As of December 31, 2016, approximately $13 million of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of approximately 1.9 years.
The weighted average grant-date fair value of restricted stock granted during the years 2016, 2015 and 2014 was $36.36, $52.85, and $55.26, respectively. The total fair value of restricted shares vested was $9 million in 2016, $7 million in 2015 and $8 million in 2014.
Share Repurchase Program — In January 2014, our Board of Directors approved a share repurchase program, authorizing our company to repurchase up to 400,000 shares of our outstanding common stock over a 12 month period. This share repurchase program was intended to offset dilution from shares of restricted stock and stock options issued in 2014 to employees. We purchased 400,000 shares through open market purchases, which were funded through cash from operations, at a total cost of $22 million, at an average price of $56.06 per share. These repurchased shares are held as part of our treasury stock which increased to 3,244,692 shares at December 31, 2014 from 2,844,692 shares at December 31, 2013.
In January 2015, our Board of Directors approved a share repurchase program, authorizing our company to repurchase up to $350 million of our outstanding common stock over a three-year period. In October 2015, our Board of Directors expanded this share repurchase program, authorizing the repurchase of an additional $200 million of the Company’s outstanding common stock. We purchased 4,228,633 shares in 2015 through open market purchases, which were funded through cash from operations, at a total cost of $213 million, at an average price of $50.32 per share. These repurchased shares are held as part of our treasury stock which increased to 7,473,325 at December 31, 2015 from 3,244,692 at December 31, 2014. We purchased 4,182,613 shares in 2016 through open market purchases, which were funded through cash from operations, at a total cost of $225 million, at an average price of $53.89 per share. These repurchased shares are held as part of our treasury stock which increased to 11,655,938 at December 31, 2016 from 7,473,325 at December 31, 2015.
In February 2017, our Board of Directors authorized the repurchase of up to $400 million of the Company's outstanding common stock over the next three years. This includes $112 million remaining amount authorized under earlier repurchase programs. The company anticipates acquiring the shares through open market or privately negotiated transactions, which will be funded through cash from operations. The repurchase program does not obligate the Company to repurchase shares within any specific time or situations, and opportunities in higher priority areas could affect the cadence of this program.
Dividends —On February 1, 2017, our Board of Directors declared a quarterly cash dividend of $0.25, payable on March 23, 2017 to shareholders of record as of March 7, 2017.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-Term Performance Units, Restricted Stock Units and SARs — Long-term performance units, restricted stock units, and SARs are paid in cash and recognized as a liability based upon their fair value. As of December 31, 2016, $22 million of total unrecognized compensation costs is expected to be recognized over a weighted-average period of approximately 1.8 years.

9.Preferred Stock
We had 50 million shares of preferred stock ($0.01 par value) authorized at December 31, 2016 and 2015, respectively. No shares of preferred stock were outstanding at those dates.

10.Pension Plans, Postretirement and Other Employee Benefits
Pension benefits are based on years of service and, for most salaried employees, on average compensation. Our funding policy is to contribute to the plans amounts necessary to satisfy the funding requirement of applicable federal or foreign laws and regulations. Of our $710 million benefit obligation at December 31, 2016, approximately $641 million required funding under applicable federal and foreign laws. The balance of our benefit obligation, $69 million, did not require funding under applicable federal or foreign laws and regulations. At December 31, 2016, we had approximately $561 million in assets to fund that obligation. Pension plan assets were invested in the following classes of securities:

	Percentage of Fair Market Value
	December 31, 2016		December 31, 2015
	US	Foreign	US	Foreign
Equity Securities	70%	61%	51%	61%
Debt Securities	30%	34%	49%	30%
Real Estate	—	2%	—	2%
Other	—	3%	—%	7%
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
The following table presents our plan assets using the fair value hierarchy as of December 31, 2016 and 2015, respectively. The fair value hierarchy has three levels based on the methods used to determine the fair value. Level 1 assets refer to those asset values based on quoted market prices in active markets for identical assets at the measurement date. Level 2 assets refer to assets with values determined using significant other observable inputs, and Level 3 assets include values determined with non-observable inputs.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fair Value Level as of December 31, 2016
	US				Foreign
Asset Category	Level 1	Level 2	Level 3	Assets Measurement at NAV	Level 1	Level 2	Level 3	Assets Measurement at NAV
	(Millions)
Equity securities:
U.S. large cap	$22	$—	$—	$77	$2	$30	$—	$26
U.S. mid cap	—	—	—	—	1	2	—	—
U.S. small cap	—	—	—	15	—	—	—	—
Non-U.S. large cap	—	—	—	—	7	67	—	46
Non-U.S. mid cap	—	—	—	15	—	15	—	8
Non-U.S. small cap	—	—	—	—	—	10	—	1
Emerging markets	—	—	—	5	2	3	—	1
Debt securities:
U.S. treasuries/government bonds	—	—	—	—	1	—	—	—
U.S. corporate bonds	—	—	—	2	—	1	—	—
U.S. other fixed income	—	—	—	54	—	—	—	—
Non-U.S. treasuries/government bonds	—	—	—	—	1	38	—	29
Non-U.S. corporate bonds	—	—	—	—	4	23	—	12
Non-U.S. municipal obligations	—	—	—	—	—	—	—	1
Non-U.S. other fixed income	—	—	—	—	1	—	—	—
Real Estate:
Non-U.S. real estate	—	—	—	—	1	5	—	—
Other:
Insurance contracts	—	—	—	—	—	13	9	—
Cash held in bank accounts	2	—	—	—	7	2	—	—
Total	$24	$—	$—	$168	$27	$209	$9	$124

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fair Value Level as of December 31, 2015
	US				Foreign
Asset Category	Level 1	Level 2	Level 3	Asset Measurement at NAV	Level 1	Level 2	Level 3	Asset Measurement at NAV
	(Millions)
Equity securities:
U.S. large cap	$33	$—	$—	$63	$5	$24	$—	$23
U.S. mid cap	—	—	—	8	1	5	—	2
U.S. small cap	—	—	—	15	—	—	—	—
Non-U.S. large cap	—	—	—	—	13	65	—	34
Non-U.S. mid cap	—	—	—	25	1	15	—	15
Non-U.S. small cap	—	—	—	—	—	2	—	1
Emerging markets	—	—	—	8	2	4	—	—
Debt securities:
U.S. corporate bonds	—	—	—	35	—	3	—	—
U.S. other fixed income	—	—	—	113	—	—	—	—
Non-U.S. treasuries/government bonds	—	—	—	—	1	28	—	28
Non-U.S. corporate bonds	—	—	—	—	7	20	—	12
Non-U.S. mortgage backed securities	—	—	—	—	—	3	—	—
Non-U.S. municipal obligations	—	—	—	—	—	—	—	1
Non-U.S. asset backed securities	—	—	—	—	—	2	—	—
Non-U.S. other fixed income	—	—	—	—	2	—	—	—
Real Estate:
Non-U.S. real estate	—	—	—	—	1	5	—	1
Other:
Insurance contracts	—	—	—	—	—	12	8	—
Cash held in bank accounts	2	—	—	—	11	—	—	—
Total	$35	$—	$—	$267	$44	$188	$8	$117
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

The table below summarizes the changes in the fair value of the Level 3 assets:

	December 31, 2016		December 31, 2015
	Level 3 Assets		Level 3 Assets
	US	Foreign	US	Foreign
	(Millions)		(Millions)
Balance at December 31 of the previous year	$—	$8	$—	$9
Actual return on plan assets:
Relating to assets still held at the reporting date	—	1	—	(1)
Ending Balance at December 31	$—	$9	$—	$8

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table contains information about significant concentrations of risk, including all individual assets that make up more than 5 percent of the total assets and any direct investments in Tenneco stock:

Asset Category	Fair Value Level	Value	Percentage of Total Assets
	(Millions)
2016:
Tenneco Stock	1	$22	4.0%
2015:
Tenneco Stock	1	$33	5.0%
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
In December 2015, in anticipation of an offer to active employees and retirees in the U.S. to receive their pension benefit as a lump sum payment, we reallocated a portion of the U.S. pension plan asset portfolio to a lower percentage of equity securities and a higher percentage of debt securities, resulting in a change in the average composition of the domestic investment portfolio to 51 percent equity and 49 percent debt securities. At December 31, 2016, we reestablished the domestic pension plan asset portfolio back to the targeted mix of 70 percent equity and 30 percent debt securities.
Our approach to determining expected return on plan asset assumptions evaluates both historical returns as well as estimates of future returns, and adjusts for any expected changes in the long-term outlook for the equity and fixed income markets for both our domestic and foreign plans.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the change in benefit obligation, the change in plan assets, the development of net amount recognized, and the amounts recognized in the balance sheets for the pension plans and postretirement benefit plan follows:

	Pension				Postretirement
	2016		2015		2016	2015
	US	Foreign	US	Foreign	US	US
	(Millions)
Change in benefit obligation:
Benefit obligation at December 31 of the previous year	$416	$425	$448	$483	$141	$143
Currency rate conversion	—	(38)	—	(45)	—	—
Settlement	(1)	—	(8)	(2)	—	—
Service cost	1	8	1	9	—	—
Interest cost	15	14	17	15	6	6
Administrative expenses/taxes paid	—	(1)	—	(2)	—	—
Plan amendments	—	(1)	—	2	—	—
Actuarial (gain)/loss	(7)	50	(21)	(17)	5	1
Benefits paid	(152)	(20)	(21)	(19)	(9)	(9)
Participants’ contributions	—	1	—	1	—	—
Benefit obligation at December 31	$272	$438	$416	$425	$143	$141
Change in plan assets:
Fair value at December 31 of the previous year	$304	$355	$334	$392	$—	$—
Currency rate conversion	—	(33)	—	(38)	—	—
Settlement	(1)	—	(8)	(2)	—	—
Actual return on plan assets	21	50	(11)	8	—	—
Administrative expenses/taxes paid	—	(1)	—	(2)	—	—
Employer contributions	20	17	10	15	9	9
Participants’ contributions	—	1	—	1	—	—
Benefits paid	(152)	(20)	(21)	(19)	(9)	(9)
Fair value at December 31	$192	$369	$304	$355	$—	$—
Development of net amount recognized:
Unfunded status at December 31	$(80)	$(69)	$(114)	$(68)	$(143)	$(141)
Unrecognized cost:
Actuarial loss	146	145	232	144	48	49
Prior service cost/(credit)	—	4	—	5	(4)	(6)
Net amount recognized at December 31	$66	$80	$118	$81	$(99)	$(98)
Amounts recognized in the balance sheets as of December 31
Noncurrent assets	$—	$9	$—	$6	$—	$—
Current liabilities	(20)	(2)	(2)	(3)	(10)	(9)
Noncurrent liabilities	(60)	(76)	(112)	(71)	(133)	(132)
Net amount recognized	$(80)	$(69)	$(114)	$(68)	$(143)	$(141)
Assets of one plan may not be utilized to pay benefits of other plans. Additionally, the prepaid (accrued) pension cost has been recorded based upon certain actuarial estimates as described below. Those estimates are subject to revision in future periods given new facts or circumstances.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Net periodic pension costs for the years 2016, 2015 and 2014, consist of the following components:

	2016		2015		2014
	US	Foreign	US	Foreign	US	Foreign
	(Millions)
Service cost — benefits earned during the year	$1	$8	$1	$9	$1	$8
Interest cost	15	14	17	15	20	18
Expected return on plan assets	(23)	(20)	(23)	(21)	(25)	(23)
Settlement loss	72	—	4	—	21	—
Net amortization:
Actuarial loss	8	7	8	8	7	7
Prior service cost	—	1	—	1	—	2
Net pension costs	$73	$10	$7	$12	$24	$12
Amounts recognized in accumulated other comprehensive loss for pension benefits consist of the following components:

	2016		2015
	US	Foreign	US	Foreign
	(Millions)
Net actuarial loss	$146	$145	$232	$144
Prior service cost	—	4	—	5
	$146	$149	$232	$149
Amounts recognized for pension and postretirement benefits in other comprehensive income for the year ended December 31, 2016 and 2015 include the following components:

	Year Ended December 31,
	2016			2015
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
	(Millions)
Defined benefit pension and postretirement plans:
Change in total actuarial gain (loss)	$51	$(21)	$30	$(7)	$2	$(5)
Amortization of prior service cost included in net periodic pension and postretirement cost	(1)	—	(1)	(3)	—	(3)
Amortization of actuarial gain (loss) included in net periodic pension and postretirement cost	20	(8)	12	23	(4)	19
Other comprehensive income — pension benefits	$70	$(29)	$41	$13	$(2)	$11

In 2017, we expect to recognize the following amounts, which are currently reflected in accumulated other comprehensive loss, as components of net periodic benefit cost:

	2017
	US	Foreign
	(Millions)
Net actuarial loss	$10	$8
Prior service cost	—	1
	$10	$9

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for all pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2016 and 2015 were as follows:

	December 31, 2016		December 31, 2015
	US	Foreign	US	Foreign
	(Millions)
Projected benefit obligation	$272	$266	$416	$337
Accumulated benefit obligation	272	261	416	332
Fair value of plan assets	192	188	302	262
The following estimated benefit payments are payable from the pension plans to participants:

Year	US	Foreign
	(Millions)
2017	$33	$15
2018	14	15
2019	15	16
2020	16	18
2021	15	17
2022-2026	77	95
The following assumptions were used in the accounting for the pension plans for the years of 2016, 2015, and 2014:

	2016		2015
	US	Foreign	US	Foreign
Weighted-average assumptions used to determine benefit obligations
Discount rate	4.2%	2.8%	4.3%	3.5%
Rate of compensation increase	N/A	2.5%	N/A	2.7%

	2016		2015		2014
	US	Foreign	US	Foreign	US	Foreign
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	4.3%	3.5%	4.1%	3.2%	4.8%	4.3%
Expected long-term return on plan assets	7.6%	5.7%	7.8%	5.9%	7.8%	6.1%
Rate of compensation increase	N/A	2.7%	N/A	3.0%	N/A	3.3%

We made contributions of $37 million to our pension plans during 2016. Based on current actuarial estimates, we believe we will be required to make contributions of $32 million to those plans during 2017. Pension contributions beyond 2017 will be required, but those amounts will vary based upon many factors, including the performance of our pension fund investments during 2017 and future discount rate changes.
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
In February 2016, the Company launched a voluntary program to buy out active employees and retirees who have earned benefits in the U.S. pension plans. As of December 31, 2016, this program has been substantially completed with cash payments to those who elected to take the buyout made from pension plan assets in the fourth quarter of 2016. In connection with this program the Company contributed $18 million into the pension trust and recognized a non-cash charge of $72 million. We expect to complete the program in the first quarter of 2017, at which time we will contribute another $9 million and recognize a non-cash charge of approximately $6 million.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Net periodic postretirement benefit cost for the years 2016, 2015, and 2014, consists of the following components:

	2016	2015	2014
	(Millions)
Service cost — benefits earned during the year	$—	$—	$—
Interest on accumulated postretirement benefit obligation	6	6	6
Net amortization:
Actuarial loss	5	6	4
Prior service credit	(1)	(4)	(7)
Prior period correction	—	—	9
Net periodic postretirement benefit cost	$10	$8	$12
In the fourth quarter of 2014, we recorded an $11 million adjustment to our postretirement medical expense as a result of approximately 170 retirees who were entitled to benefits but had not been included in the prior year calculations of net periodic postretirement benefit cost.
In 2017, we expect to recognize the following amounts, which are currently reflected in accumulated other comprehensive loss, as components of net periodic benefit cost:

2017
(Millions)
Net actuarial loss	$5
Prior service credit	(1)
$4
The following estimated postretirement benefit payments are payable from the plan to participants:

Year	Postretirement Benefits
(Millions)
2017	$10
2018	10
2019	10
2020	10
2021	9
2022-2026	45
We do not expect to receive any future subsidies under the Medicare Prescription Drug, Improvement, and Modernization Act.
 The weighted-average assumed health care cost trend rate used in determining the 2016 accumulated postretirement benefit obligation was 7.0 percent, declining to 4.5 percent by 2026. For 2015, the health care cost trend rate was 7.0 percent declining to 4.5 percent by 2026 and for 2014, the health care cost trend rate was 6.5 percent declining to 4.5 percent by 2019.
The following assumptions were used in the accounting for postretirement cost for the years of 2016, 2015 and 2014:

	2016	2015
Weighted-average assumptions used to determine benefit obligations
Discount rate	4.2%	4.3%
Rate of compensation increase	N/A	N/A

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2016	2015	2014
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	4.3%	4.1%	4.8%
Rate of compensation increase	N/A	N/A	N/A
A one-percentage-point increase in the 2016 assumed health care cost trend rates would increase total service and interest cost by $1 million and would increase the postretirement benefit obligation by $15 million. A one-percentage-point decrease in the 2016 assumed health care cost trend rates would decrease the total service and interest cost by $1 million and decrease the postretirement benefit obligation by $12 million.
Based on current actuarial estimates, we believe we will be required to make postretirement contributions of approximately $10 million during 2017.
Effective January 1, 2012, the Tenneco Employee Stock Ownership Plan for Hourly Employees and the Tenneco Employee Stock Ownership Plan for Salaried Employees were merged into one plan called the Tenneco 401(k) Retirement Savings Plan (the “Retirement Savings Plan”). Under the plan, subject to limitations in the Internal Revenue Code, participants may elect to defer up to 75 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We match 100 percent of an employee's contributions up to three percent of the employee's salary and 50 percent of an employee's contributions that are between three percent and five percent of the employee's salary. In connection with freezing the defined benefit pension plans for nearly all U.S. based salaried and non-union hourly employees effective December 31, 2006, and the related replacement of those defined benefit plans with defined contribution plans, we are making additional contributions to the Employee Stock Ownership Plans. We recorded expense for these contributions of approximately $28 million, $27 million and $25 million in 2016, 2015 and 2014, respectively. Matching contributions vest immediately. Defined benefit replacement contributions fully vest on the employee’s third anniversary of employment.

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

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segment results for 2016, 2015 and 2014 are as follows:

	Clean Air Division			Ride Performance Division
	North America	Europe, South America & India	Asia Pacific	North America	Europe, South America & India	Asia Pacific	Other	Reclass & Elims	Total
	(Millions)
At December 31, 2016, and for the Year Ended
Revenues from external customers	$3,003	$1,989	$1,077	$1,234	$1,019	$277	$—	$—	$8,599
Intersegment revenues	13	92	3	9	26	46	—	(189)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	225	103	150	157	25	56	(188)	—	528
Total assets	1,356	734	647	723	570	265	—	47	4,342
At December 31, 2015, and for the Year Ended
Revenues from external customers	$2,851	$1,835	$1,037	$1,313	$944	$229	$—	$—	$8,209
Intersegment revenues	16	100	—	10	28	46	—	(200)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	244	52	121	155	(5)	39	(87)	—	519
Total assets	1,209	713	596	692	499	226	—	32	3,967
At December 31, 2014, and for the Year Ended
Revenues from external customers	$2,815	$1,974	$1,022	$1,351	$1,032	$226	$—	$—	$8,420
Intersegment revenues	25	114	—	10	38	43	—	(230)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	237	59	101	143	40	36	(124)	—	492
Total assets	1,156	789	593	659	503	227	—	69	3,996

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table shows information relating to our external customer revenues for each product or each group of similar products:

	Net Sales Year Ended December 31,
	2016	2015	2014
	(Millions)
Clean Air Products & Systems
Aftermarket	$305	$318	$318
Original Equipment
OE Value-add	3,736	3,489	3,559
OE Substrate	2,028	1,916	1,934
	5,764	5,405	5,493
	6,069	5,723	5,811
Ride Performance Products & Systems
Aftermarket	937	941	976
Original Equipment	1,593	1,545	1,633
	2,530	2,486	2,609
Total Revenues	$8,599	$8,209	$8,420

The following customers accounted for 10 percent or more of our net sales in the last three years. The net sales to both customers were across segments.

Customer	2016	2015	2014
General Motors Company	17%	15%	15%
Ford Motor Company	13%	13%	13%
The following table shows information relating to the geographic regions in which we operate:

	Geographic Area
	United States	China	Germany	Canada	United Kingdom	Other Foreign(a)	Reclass & Elims	Consolidated
	(Millions)
At December 31, 2016, and for the Year Then Ended
Revenues from external customers(b)	$3,512	$1,186	$764	$387	$387	$2,363	$—	$8,599
Long-lived assets(c)	541	217	111	44	38	518	—	$1,469
Total assets	1,897	791	231	166	130	1,275	(148)	$4,342
At December 31, 2015, and for the Year Then Ended
Revenues from external customers(b)	$3,362	$1,101	$807	$387	$307	$2,245	$—	$8,209
Long-lived assets(c)	496	203	108	41	32	476	—	$1,356
Total assets	1,726	696	258	146	101	1,156	(116)	$3,967
At December 31, 2014, and for the Year Then Ended
Revenues from external customers(b)	$3,348	$1,079	$955	$413	$235	$2,390	$—	$8,420
Long-lived assets(c)	473	192	113	52	27	494	—	1,351
Total assets	1,696	683	319	164	68	1,221	(155)	3,996

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(a)	Revenues from external customers and long-lived assets for individual foreign countries other than China, Germany, Canada, and United Kingdom are not material.

(b)	Revenues are attributed to countries based on location of the shipper.

(c)	Long-lived assets include all long-term assets except goodwill, intangibles and deferred tax assets.

12.Commitments and Contingencies
Capital Commitments
We estimate that expenditures aggregating approximately $112 million will be required after December 31, 2016 to complete facilities and projects authorized at such date, and we have made substantial commitments in connection with these facilities and projects.
Lease Commitments
We have long-term leases for certain facilities, equipment and other assets. The minimum lease payments under our non-cancelable operating leases with lease terms in excess of one year are $39 million in 2017, $25 million in 2018, $18 million in 2019, $15 million in 2020, and $12 million in 2021 and $17 million in subsequent years. The minimum lease payments under our non-cancelable capital leases with lease terms in excess of one year are less than $1 million in each of the next five years. Total rental expense for the year 2016, 2015 and 2014 was $65 million, $61 million and $64 million, respectively.
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
Environmental Matters
We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense costs related to an existing condition caused by past operations that do not contribute to current or future revenue generation. As of December 31, 2016, we have the obligation to remediate or contribute towards the remediation of certain sites, including one Federal Superfund site. At December 31, 2016, our aggregated estimated share of environmental remediation costs for all these sites on a discounted basis was approximately $15 million, of which $2 million is recorded in other current liabilities and $13 million is recorded in deferred credits and other liabilities in our consolidated balance sheet. For those locations where the liability was discounted, the weighted average discount rate used was 2.4 percent. The undiscounted value of the estimated remediation costs was $18 million. Our expected payments of environmental remediation costs are estimated to be approximately $2 million in 2017, $1 million each year beginning 2018 through 2021 and $12 million in aggregate thereafter.
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

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Other Legal Proceedings, Claims and Investigations
We are also from time to time involved in other legal proceedings, claims or investigations. Some of these matters involve allegations of damages against us relating to environmental liabilities (including, toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warning issues, and other product liability related matters), taxes, unclaimed property, employment matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. Additionally, some of these matters involve allegations relating to legal compliance. While we vigorously defend ourselves against all of these legal proceedings, claims and investigations and take other actions to minimize our potential exposure, in future periods, we could be subject to cash costs or charges to earnings if any of these matters are resolved on unfavorable terms. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, including our assessment of the merits of the particular claim, except as described above under "Antitrust Investigations," we do not expect the legal proceedings, claims or investigations currently pending against us will have any material adverse impact on our consolidated financial position, results of operations or liquidity.
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

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Below is a table that shows the activity in the warranty accrual accounts:

	Year Ended December 31,
	2016	2015	2014
	(Millions)
Beginning Balance	$23	$26	$24
Accruals related to product warranties	12	15	24
Reductions for payments made	(15)	(18)	(22)
Ending Balance	$20	$23	$26

13.Supplemental Guarantor Condensed Consolidating Financial Statement
Basis of Presentation
Substantially all of our existing and future material domestic 100% owned subsidiaries (which are referred to as the Guarantor Subsidiaries) fully and unconditionally guarantee our senior notes due in 2024 and 2026 on a joint and several basis. However, a subsidiary’s guarantee may be released in certain customary circumstances such as a sale of the subsidiary or all or substantially all of its assets in accordance with the indenture applicable to the notes. The Guarantor Subsidiaries are combined in the presentation below.
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

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31, 2016
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$3,865	$4,734	$—	$—	$8,599
Affiliated companies	526	747	—	(1,273)	—
	4,391	5,481	—	(1,273)	8,599
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	3,715	4,669	—	(1,273)	7,111
Engineering, research, and development	76	78	—	—	154
Selling, general, and administrative	311	277	1	—	589
Depreciation and amortization of other intangibles	86	126	—	—	212
	4,188	5,150	1	(1,273)	8,066
Other income (expense)
Loss on sale of receivables	(2)	(3)	—	—	(5)
Other income (expense)	(9)	24	—	(15)	—
	(11)	21	—	(15)	(5)
Earnings (loss) before interest expense, income taxes, noncontrolling interests and equity in net income from affiliated companies	192	352	(1)	(15)	528
Interest expense —
External (net of interest capitalized)	(2)	4	90	—	92
Affiliated companies (net of interest income)	(12)	7	5	—	—
Earnings (loss) before income taxes, noncontrolling interests and equity in net income from affiliated companies	206	341	(96)	(15)	436
Income tax expense (benefit)	(95)	98			3
Equity in net income (loss) from affiliated companies	170	—	459	(629)	—
Net income (loss)	471	243	363	(644)	433
Less: Net income attributable to noncontrolling interests	—	70		—	70
Net income (loss) attributable to Tenneco Inc.	$471	$173	$363	$(644)	$363
Comprehensive income (loss) attributable to Tenneco Inc.	$471	$173	$363	$(644)	$363

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

BALANCE SHEET

	December 31, 2016
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$9	$338	$—	$—	$347
Restricted cash	—	2	—	—	2
Receivables, net	386	1,412	—	(504)	1,294
Inventories	361	369	—	—	730
Prepayments and other	62	167	—	—	229
Total current assets	818	2,288	—	(504)	2,602
Other assets:
Investment in affiliated companies	1,221	—	1,222	(2,443)	—
Notes and advances receivable from affiliates	939	16,529	4,781	(22,249)	—
Long-term receivables, net	9	—	—	—	9
Goodwill	22	35	—	—	57
Intangibles, net	7	12	—	—	19
Deferred income taxes	47	19	129	—	195
Other	46	49	8	—	103
	2,291	16,644	6,140	(24,692)	383
Plant, property, and equipment, at cost	1,371	2,177	—	—	3,548
Less — Accumulated depreciation and amortization	(895)	(1,296)	—	—	(2,191)
	476	881	—	—	1,357
Total assets	$3,585	$19,813	$6,140	$(25,196)	$4,342
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)
Short-term debt — non-affiliated	$—	$75	$15	$—	$90
Short-term debt — affiliated	167	187	—	(354)	—
Accounts payable	557	1,027	—	(88)	1,496
Accrued taxes	6	35	—	—	41
Other	147	243	15	(62)	343
Total current liabilities	877	1,567	30	(504)	1,970
Long-term debt — non-affiliated	—	12	1,282	—	1,294
Long-term debt — affiliated	1,543	16,466	4,240	(22,249)	—
Deferred income taxes	—	7	—	—	7
Postretirement benefits and other liabilities	297	92	—	—	389
Commitments and contingencies
Total liabilities	2,717	18,144	5,552	(22,753)	3,660
Redeemable noncontrolling interests	—	43	—	—	43
Tenneco Inc. Shareholders’ equity	868	1,575	588	(2,443)	588
Noncontrolling interests	—	51	—	—	51
Total equity	868	1,626	588	(2,443)	639
Total liabilities, redeemable noncontrolling interests and equity	$3,585	$19,813	$6,140	$(25,196)	$4,342

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

BALANCE SHEET

	December 31, 2015
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$2	$285	$—	$—	$287
Restricted cash	—	1	—	—	1
Receivables, net	299	1,241	—	(428)	1,112
Inventories	333	349	—	—	682
Prepayments and other	67	162	—	—	229
Total current assets	701	2,038	—	(428)	2,311
Other assets:
Investment in affiliated companies	1,146	—	893	(2,039)	—
Notes and advances receivable from affiliates	938	13,291	4,788	(19,017)	—
Long-term receivables, net	11	2	—	—	13
Goodwill	22	38	—	—	60
Intangibles, net	9	13	—	—	22
Deferred income taxes	122	28	68	—	218
Pension Assets	—	—	—	—	—
Other	42	47	11	—	100
	2,290	13,419	5,760	(21,056)	413
Plant, property, and equipment, at cost	1,281	2,137	—	—	3,418
Less — Accumulated depreciation and amortization	(851)	(1,324)	—	—	(2,175)
	430	813	—	—	1,243
Total assets	$3,421	$16,270	$5,760	$(21,484)	$3,967
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)
Short-term debt — non-affiliated	$—	$73	$13	$—	$86
Short-term debt — affiliated	164	147	—	(311)	—
Accounts payable	484	955	—	(63)	1,376
Accrued taxes	6	31	—	—	37
Other	125	221	3	(54)	295
Total current liabilities	779	1,427	16	(428)	1,794
Long-term debt — non-affiliated	—	21	1,103	—	1,124
Long-term debt — affiliated	1,583	13,226	4,208	(19,017)	—
Deferred income taxes	—	7	—	—	7
Postretirement benefits and other liabilities	424	100	—	—	524
Commitments and contingencies
Total liabilities	2,786	14,781	5,327	(19,445)	3,449
Redeemable noncontrolling interests	—	43	—	—	43
Tenneco Inc. Shareholders’ equity	635	1,404	433	(2,039)	433
Noncontrolling interests	—	42	—	—	42
Total equity	635	1,446	433	(2,039)	475
Total liabilities, redeemable noncontrolling interests and equity	$3,421	$16,270	$5,760	$(21,484)	$3,967

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

STATEMENT OF CASH FLOWS

	Year Ended December 31, 2016
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$176	$300	$28	$(15)	$489
Investing Activities
Proceeds from sale of assets	—	6	—	—	6
Cash payments for plant, property, and equipment	(117)	(208)	—	—	(325)
Cash payments for software related intangible assets	(13)	(7)	—	—	(20)
Change in restricted cash	—	(1)	—	—	(1)
Net cash used by investing activities	(130)	(210)	—	—	(340)
Financing Activities
Retirement of long-term debt	—	(16)	(515)	—	(531)
Issuance of long-term debt	—	9	500	—	509
Debt issuance cost on long-term debt	—	—	(9)	—	(9)
Tax impact from stock-based compensation	—	—	(10)	—	(10)
Purchase of common stock under the share repurchase program	—	—	(225)	—	(225)
Issuance of common shares	—	—	18	—	18
Increase in bank overdrafts	—	10	—	—	10
Net increase in revolver borrowings and short-term debt excluding current maturities of long-term debt	—	5	197	—	202
Intercompany dividends and net increase (decrease) in intercompany obligations	(39)	8	16	15	—
Distribution to noncontrolling interests partners	—	(55)	—	—	(55)
Net cash provided (used) by financing activities	(39)	(39)	(28)	15	(91)
Effect of foreign exchange rate changes on cash and cash equivalents	—	2	—	—	2
Increase in cash and cash equivalents	7	53	—	—	60
Cash and cash equivalents, January 1	2	285	—	—	287
Cash and cash equivalents, December 31 (Note)	$9	$338	$—	$—	$347

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

STATEMENT OF CASH FLOWS

	Year Ended December 31, 2015
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$204	$311	$49	$(47)	$517
Investing Activities
Proceeds from sale of assets	—	4	—	—	4
Cash payments for plant, property, and equipment	(114)	(172)	—	—	(286)
Cash payments for software related intangible assets	(16)	(7)	—	—	(23)
Change in restricted cash	—	2	—	—	2
Net cash used by investing activities	(130)	(173)	—	—	(303)
Financing Activities
Retirement of long-term debt	—	(22)	(15)	—	(37)
Issuance of long-term debt	—	1	—	—	1
Debt issuance cost on long-term debt	—	—	(1)	—	(1)
Tax impact from stock-based compensation	—	—	6	—	6
Purchase of common stock under the share repurchase program	—	—	(213)	—	(213)
Issuance of common shares	—	—	6	—	6
Increase in bank overdrafts	—	(22)	—	—	(22)
Net increase in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivable	—	20	82	—	102
Net increase (decrease) in short-term borrowings secured by accounts receivable	—	—	30	—	30
Intercompany dividends and net increase (decrease) in intercompany obligations	(82)	(21)	56	47	—
Distribution to noncontrolling interests partners	—	(44)	—	—	(44)
Net cash provided (used) by financing activities	(82)	(88)	(49)	47	(172)
Effect of foreign exchange rate changes on cash and cash equivalents	—	(37)	—	—	(37)
Increase (decrease) in cash and cash equivalents	(8)	13	—	—	5
Cash and cash equivalents, January 1	10	272	—	—	282
Cash and cash equivalents, December 31 (Note)	$2	$285	$—	$—	$287

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14.Subsequent Events
Change in Reportable Segments
On February 7, 2017, the Company announced that we will be making a change in our reportable segments. Our Clean Air and Ride Performance product lines in India, which have been reported as part of the Europe, South America and India segments, will now be reported with their respective product lines in the Asia Pacific segments, effective with the first quarter of 2017. Such changes will bring the high growth markets in both India and China under the Asia Pacific segments. The change in reportable segments comes as a result of the change to the chief operating decision maker, who will assess business performance and allocation of resources through this structure.
Dividend
On February 1, 2017, our Board of Directors declared a cash dividend of $0.25, payable on March 23, 2017 to shareholders of record as of March 7, 2017.

15.	Quarterly Financial Data (Unaudited)

Quarter	Net Sales and Operating Revenues	Cost of Sales (Excluding Depreciation and Amortization)	Earnings Before Interest Expense, Income Taxes and Noncontrolling Interests	Net Income Attributable to Tenneco Inc.
	(Millions)
2016
1st	$2,136	$1,770	$124	$57
2nd	2,212	1,810	177	86
3rd	2,096	1,741	152	180
4th	2,155	1,790	75	40
	$8,599	$7,111	$528	$363
2015
1st	$2,023	$1,686	$120	$49
2nd	2,130	1,764	155	78
3rd	2,025	1,707	116	52
4th	2,031	1,688	128	68
	$8,209	$6,845	$519	$247

Quarter	Basic Earnings per Share of Common Stock	Diluted Earnings per Share of Common Stock
2016
1st	$1.00	$0.99
2nd	1.51	1.49
3rd	3.24	3.21
4th	0.74	0.73
Full Year	6.49	6.44
2015
1st	$0.81	$0.80
2nd	1.27	1.26
3rd	0.89	0.88
4th	1.18	1.17
Full Year	4.14	4.11

Note:
The sum of the quarters may not equal the total of the respective year’s earnings per share on either a basic or diluted basis due to changes in the weighted average shares outstanding throughout the year.

(The preceding notes are an integral part of the foregoing consolidated financial statements.)

SCHEDULE II
TENNECO INC. AND CONSOLIDATED SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
	(Millions)
Allowance for Doubtful Accounts and Notes Receivable Deducted from Assets to Which it Applies:
Year Ended December 31, 2016	$16	1	—	1	$16
Year Ended December 31, 2015	$16	4	—	4	$16
Year Ended December 31, 2014	$14	4	—	2	$16

Description	Balance at Beginning of Year	Provision Charged (Credited) to Expense	Allowance Changes	Other Additions (Deductions)	Balance at End of Year
	(Millions)
Deferred Tax Assets- Valuation Allowance
Year Ended December 31, 2016	$127	18	—	—	$145
Year Ended December 31, 2015	$139	15	(3)	(24)	$127
Year Ended December 31, 2014	$135	15	(3)	(8)	$139

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION.
None.

PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The sections entitled “Election of Directors” and “Corporate Governance” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 17, 2017 are incorporated herein by reference. In addition, Item 4.1 of this Annual Report on Form 10-K, which appears at the end of Part I, is incorporated herein by reference.
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

ITEM 11.EXECUTIVE COMPENSATION.
The sections entitled “Executive Compensation” and “Compensation/Nominating/Governance Committee Report on Executive Compensation” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2017 are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The section entitled “Ownership of Common Stock” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2017 is incorporated herein by reference.
Securities Authorized for Issuance under Equity Compensation Plans
The following table shows, as of December 31, 2016, information regarding outstanding awards available under our compensation plans (including individual compensation arrangements) under which our equity securities may be delivered:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities available for future issuance (excluding shares in column (a))(1)
Equity compensation plans approved by security holders:
Stock Ownership Plan(2)	54,279	$19.51	—
2002 Long-Term Incentive Plan (as amended)(3)	—	$—	—
2006 Long-Term Incentive Plan (as amended)(4)	552,246	$44.89	2,541,470

(1)
Reflects the number of shares of the Company’s common stock. Does not include 241,980 shares that may be issued in settlement of common stock equivalent units that were (i) credited to outside directors as payment for their retainer and other fees or (ii) credited to any of our executive officers who have elected to defer a portion of their compensation. In general, these units are settled in cash. At the option of the Company, however, the units may be settled in shares of the Company’s common stock.

(2)	This plan terminated as to new awards on December 31, 2001 (except awards pursuant to commitments outstanding at that date).

(3)	This plan terminated as to new awards upon adoption of our 2006 Long-term Incentive Plan (except awards pursuant to commitments outstanding on that date).

(4)
Does not include 591,416 shares subject to outstanding restricted stock (vest over time) as of December 31, 2016 that were issued at a weighted average grant date fair value of $44.89. Under this plan, as of December 31, 2016, a maximum of 1,705,685 shares remained available for delivery under full value awards (i.e., bonus stock, stock equivalent units, performance units, restricted stock and restricted stock units).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The subsections entitled “The Board of Directors and its Committees” and “Transactions with Related Persons” under the section entitled “Corporate Governance” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2017 are incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The sections entitled “Ratify Appointment of Independent Public Accountants — Audit, Audit-Related, Tax and All Other Fees” and “Ratify Appointment of Independent Public Accountants — Pre-Approval Policy” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2017 are incorporated herein by reference.

PART IV
ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN ITEM 8
See “Index to Financial Statements of Tenneco Inc. and Consolidated Subsidiaries” set forth in Item 8, “Financial Statements and Supplementary Data” for a list of financial statements filed as part of this Report.
INDEX TO SCHEDULE INCLUDED IN ITEM 8

Page
Schedule of Tenneco Inc. and Consolidated Subsidiaries — Schedule II — Valuation and qualifying accounts — three years ended December 31, 2016	123
SCHEDULES OMITTED AS NOT REQUIRED OR INAPPLICABLE
Schedule I — Condensed financial information of registrant
Schedule III — Real estate and accumulated depreciation
Schedule IV — Mortgage loans on real estate
Schedule V — Supplemental information concerning property — casualty insurance operations

EXHIBITS
The following exhibits are filed with this Annual Report on Form 10-K for the fiscal year ended December 31, 2016, or incorporated herein by reference (exhibits designated by an asterisk are filed with the report; all other exhibits are incorporated by reference):
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

3.2	—	By-laws of the registrant, as amended October 11, 2016 (incorporated herein by reference to Exhibit 3.2 of the registrant’s Current Report on Form 8-K event dated October 11, 2016, File No. 1-12387).
4.1	—
Specimen stock certificate for Tenneco Inc. common stock (incorporated herein by reference to Exhibit 4.3 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-12387).

4.2(a)	—
Fourth Amended and Restated Credit Agreement, dated as of December 8, 2014, among Tenneco Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto (incorporated herein by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K dated December 8, 2014, File No. 1-12387).

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

4.4	—
First Supplemental Indenture, dated December 5, 2014, among the registrant, various subsidiaries of the registrant and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.2 of the registrant's Current Report on Form 8-K filed December 5, 2014, File No. 1-12387).

4.5	—
Second Supplemental Indenture, dated as of June 13, 2016, among Tenneco Inc., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated June 13, 2016, File No. 1-12387).

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

+10.32	—
Form of Non-Qualified Stock Option Agreement for Employees under Tenneco Inc. 2006 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K dated January 18, 2012, File No. 1-12387).

+10.33	—
Letter Agreement between Tenneco Inc. and Gregg M. Sherrill (incorporated herein by reference to Exhibit 99.2 of the registrant's Current Report on Form 8-K dated as of January 5, 2007. File No. 1-12387).

+10.34	—
Letter Agreement between Tenneco Inc. and Gregg M. Sherrill, dated as of January 15, 2007 (incorporated herein by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K dated as of January 15, 2007, File No. 1-12387).

+10.35	—
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

10.37	—
Intercreditor Agreement, dated as of March 26, 2010, among Tenneco Automotive RSA Company, Tenneco Automotive Operating Company Inc., JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K dated as of March 26, 2010, File No. 1-12387).

10.38	—
Omnibus Amendment No. 4, dated as of March 26, 2010, to Receivables Sale Agreements, as amended (incorporated herein by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K dated as of March 26, 2010, File No. 1-12387).

10.39	—
SLOT Receivables Purchase Agreement, dated as of March 26, 2010, among Tenneco Automotive RSA Company, as Seller, Tenneco Automotive Operating Company Inc., as Servicer, and Wells Fargo Bank, N.A., individually and as SLOT Agent (incorporated herein by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K dated as of March 26, 2010, File No. 1-12387).

Exhibit Number		Description
10.40	—
Fourth Amended and Restated Performance Undertaking, dated as of March 26, 2010, by the registrant in favor of Tenneco Automotive RSA Company (incorporated herein by reference to Exhibit 10.5 of the registrant’s Current Report on Form 8-K dated as of March 26, 2010, File No. 1-12387).

10.41	—
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

10.42	—
Amendment No. 1 to SLOT Receivables Purchase Agreement, dated as of March 25, 2011, among Tenneco Automotive RSA Company, as Seller, Tenneco Automotive Operating Company Inc. as Servicer, and Wells Fargo Bank, N.A., individually and as SLOT Agent (incorporated herein by reference from Exhibit 10.2 of the registrant’s Current Report on Form 8-K dated as of March 29, 2011, File No. 1-12387).

10.43	—
Amendment No. 2 to Third Amended and Restated Receivables Purchase Agreement, dated as of March 23, 2012 (incorporated herein by reference from Exhibit 10.1 of the registrant’s Current Report on Form 8-K dated as of March 26, 2012, File No. 1-12387).

10.44	—
Amendment No. 2 to SLOT Receivables Purchase Agreement, dated as of March 23, 2012 (incorporated herein by reference from Exhibit 10.2 of the registrant’s Current Report on Form 8-K dated as of March 26, 2012, File No. 1-12387).

10.45	—
Omnibus Amendment No. 5 to Receivables Sale Agreements and Amendment No. 3 to Third Amended and Restated Receivables Purchase Agreement, dated March 22, 2013 (incorporated herein by reference from Exhibit 10.1 of the registrant’s Current Report on Form 8-K dated as of March 22, 2013, File No. 1-12387).

10.46	—
Amendment No. 3 to SLOT Receivables Purchase Agreement, dated as of March 22, 2013 (incorporated herein by reference from Exhibit 10.2 of the registrant’s Current Report on Form 8-K dated as of March 22, 2013, File No. 1-12387).

10.47	—
Amendment No. 4 to SLOT Receivables Purchase Agreement, dated May 22, 2013 (incorporated herein by reference from Exhibit 10.41of the registrant’s Current Report on Form 8-K dated as of May 28, 2013, File No. 1-12387).

+10.48	—	Tenneco Inc. Executive Bonus Plan (incorporated herein by reference from Exhibit 99.1 of the registrant’s Current Report on Form 8-K dated as of January 15, 2014, File No. 1-12387).
+10.49	—
Amended and Restated Tenneco Inc. 2006 Long-Term Incentive Plan (effective March 18, 2013) (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 3, 2013).

+10.50	—
Form of Restricted Stock Award Agreement for Employees under Tenneco Inc. 2006 Long-Term Incentive Plan (awards after May 21, 2013 and before February 2017) (incorporated herein by reference from Exhibit 10.3 of the registrant’s Current Report on Form 8-K dated as of May 21, 2013, File No. 1-12387).

+10.51	—
Form of Stock Option Award Agreement for Employees under Tenneco Inc. 2006 Long-Term Incentive Plan (awards after May 21, 2013) (incorporated herein by reference from Exhibit 10.4 of the registrant’s Current Report on Form 8-K dated as of May 21, 2013, File No. 1-12387).

+10.52	—
Form of Long-Term Performance Unit Award Agreement under Tenneco Inc. 2006 Long-Term Incentive Plan (grants after January 14, 2014 and before February 2017) (incorporated herein by reference from Exhibit 99.2 of the registrant’s Current Report on Form 8-K dated as of January 15, 2014, File No. 1-12387).

10.53	—
Amendment No. 4 to Third Amended and Restated Receivables Purchase Agreement, dated as of March 21, 2014 (incorporated herein by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K dated March 21, 2014, File No. 1-12387).

10.54	—
Amendment No. 5 to SLOT Receivables Purchase Agreement, dated March 21, 2014 (incorporated herein by reference to Exhibit 10.2 of the registrant's Current Report on Form 8-K dated March 21, 2014, File No. 1-12387).

+10.55	—
Offer Letter to Brian J. Kesseler dated January 6, 2015 (incorporated herein by reference to Exhibit 10.67 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2014, File No. 1-12387).

+10.56	—
Tenneco Inc. Excess Benefit Plan (as amended and restated effective as of January 1, 2013) (incorporated by reference to Exhibit 10.5 of Tenneco Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, File No. 1-12387).

+10.57	—
First Amendment to Amended and Restated Tenneco Inc. Excess Benefit Plan (amendment effective as of January 6, 2015) (incorporated by reference to Exhibit 10.5 of Tenneco Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, File No. 1-12387).

Exhibit Number		Description
+10.58	—
Second Amendment to Tenneco Inc. Change in Control Severance Benefit Plan for Key Executives (incorporated by reference to Exhibit 10.1 of registrant's Current Report on form 8-K dated April 28, 2015, File No. 1.12387).

+10.59	—
Form of Restricted Stock Award for Brian J. Kesseler (January 2015 replacement grant) under Tenneco Inc. 2006 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.71 of the registrant's Annual Report on Form 10-K for the year ended December 31,2014, File No. 1-12387).

10.60	—
Amendment No. 5 to Third Amended and Restated Receivables Purchase Agreement, dated as of March 20, 2015 (incorporated herein by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K dated March 20, 2016, File No. 1-12387).

+10.61	—
Amendment No. 6 to SLOT Receivables Purchase Agreement, dated as of March 20, 2015 (incorporated herein by reference to Exhibit 10.2 of the registrant's Current Report on Form 8-K dated March 20, 2015, File No. 1-12387).

+10.62	—
Tenneco Inc. Deferred Compensation Plan (as Amended and Restated Effective as of August 1, 2013) (incorporated by reference to Exhibit 10.6 of Tenneco Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, File No. 1-12387).

+10.63	—
Tenneco Inc. Incentive Deferral Plan (as Amended and Restated Effective as of August 1, 2013) (incorporated by reference to Exhibit 10.7 of Tenneco Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, File No. 1-12387).

+10.64	—	Letter Agreement dated February 19, 2015 between the registrant and Enrique Orta.
+10.65	—	Amendment dated July 14, 2015 to Letter Agreement dated February 19, 2015 between the registrant and Enrique Orta.
+10.66	—
Leave and Termination Agreement, dated as of December 15, 2016, between Tenneco Automotive Iberica, S.A. and Josep Fornos (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated December 21, 2016, File No. 1-12387).

+10.67	—
Transaction Regarding the Termination of the Employment Agreement, dated as of December 15, 2016, between Tenneco Automotive Europe BVBA and Josep Fornos (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated December 21, 2016, File No. 1-12387).

+10.68	—
Agreement and General Release, dated as of September 27, 2016, between Tenneco Automotive Operating Company, Inc. and Enrique Orta (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated October 3, 2016, File No. 1-12387).

+10.69	—
Amendment No. 1 to Tenneco Inc. 2006 Long-Term Incentive Plan, effective October 10, 2016 (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, File No. 1-12387).

+10.70	—
Notice to Employees of Agreement Amendments and New Options for Withholding, effective October 10, 2016 (incorporated herein by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, File No. 1-12387).

+10.71	—
Letter of Understanding, dated October 7, 2015, between Tenneco Inc. and Josep Fornos (incorporated herein by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, File No. 1-12387).

+10.72	—
Omnibus Amendment No. 6 to Receivables Sale Agreement and Amendment No. 6 to Third Amended and Restated Receivables Purchase Agreement, dated as of March 1, 2016 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, File No. 1-12387).

+10.73	—
Amendment No. 7 to SLOT Receivables Purchase Agreement, dated as of March 1, 2016 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, File No. 1-12387).

+10.74	—
Form of Restricted Stock Award Agreement for non-employee directors under the Tenneco Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, File No. 1-12387).

+10.75	—
Letter Agreement dated July 27, 2000 between the registrant and Timothy E. Jackson (incorporated herein by reference to Exhibit 10.27 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).

+10.76	—
Letter Agreement dated January 5, 2007 between the registrant and Timothy E. Jackson (incorporated herein by reference to Exhibit 10.69 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-12387).

+10.77	—
Code Section 409A Amendment to Letter Agreement between the registrant and Timothy E. Jackson (incorporated herein by reference to Exhibit 10.76 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-12387).

Exhibit Number		Description
*+10.78	—	Form of Restricted Stock Award Agreement for Employees under Tenneco Inc. 2006 Long-Term Incentive Plan (for awards commencing February 2017).
*+10.79	—	Form of Long-Term Performance Unit Award Agreement for Employees under Tenneco Inc. 2006 Long-Term Incentive Plan (for awards commencing February 2017).
11	—	None.
*12	—	Computation of Ratio of Earnings to Fixed Charges.
13	—	None.
14	—
Tenneco Inc. Code of Ethical Conduct for Financial Managers (incorporated herein by reference from Exhibit 99.3 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-12387).

16	—	None.
18	—	None.
*21	—	List of Subsidiaries of Tenneco Inc.
22	—	None.
*23.1	—	Consent of PricewaterhouseCoopers LLP.
*24.1	—	Powers of Attorney.
*31.1	—	Certification of Gregg M. Sherrill under Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	—	Certification of Kenneth R. Trammell under Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	—	Certification of Gregg M. Sherrill and Kenneth R. Trammell under Section 906 of the Sarbanes-Oxley Act of 2002.
33	—	None.
34	—	None.
35	—	None.
99	—	None.
100	—	None.
101	—	None.
*101.INS	—	XBRL Instance Document.
*101.SCH	—	XBRL Taxonomy Extension Schema Document.
*101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENNECO INC.

By	/S/ GREGG M. SHERRILL
Gregg M. Sherrill
Chairman and Chief Executive Officer
Date: February 24, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons in the capacities indicated on February 24, 2017.

	Signature	Title

	/S/ GREGG M. SHERRILL	Chairman and Chief Executive Officer and Director (principal executive officer)
Gregg M. Sherrill

	*	Chief Operating Officer and Director
Brian J. Kesseler

	/S/ KENNETH R. TRAMMELL	Executive Vice President and Chief Financial Officer (principal financial officer)
Kenneth R. Trammell

	*	Vice President and Controller (principal accounting officer)
John E. Kunz

	*	Director
Thomas C. Freyman

	*	Director
Dennis J. Letham

	*	Director
James S. Metcalf

	*	Director
Roger B. Porter

	*	Director
David B. Price, Jr.

	*	Director
Paul T. Stecko

	*	Director
Jane L. Warner

	*	Director
Roger J. Wood

*BY:	/S/ KENNETH R. TRAMMELL
Kenneth R. Trammell Attorney in fact