Form 10-Q
period 2017-03-31
TENNECO INC
filed 2017-05-05
CIK 1024725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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
Registrant’s telephone number, including area code: (847) 482-5000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑      No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑      No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐      No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
Common Stock, par value $0.01 per share: 54,051,912 shares outstanding as of April 28, 2017.

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
The risks included here are not exhaustive. Refer to “Part I, Item 1A — Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2016 and "Part II, Item 1A — Risk Factors” of this Form 10-Q for further discussion regarding our exposure to risks. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor to assess the impact such risk factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Unless otherwise indicated in this report, the forward-looking statements in this report are made as of the date of this report, and, except as required by law, the Company does not undertake any obligation, and disclaims any obligation, to publicly disclose revisions or updates to any forward-looking statements.

PART I.
FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS (UNAUDITED)
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Tenneco Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Tenneco Inc. and its subsidiaries as of March 31, 2017, and the related condensed consolidated statements of income, comprehensive income, cash flows and changes in shareholders' equity for the three-month periods ended March 31, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2016, and the related consolidated statements of income, comprehensive income, cash flows and changes in shareholders’ equity for the year then ended (not presented herein), and in our report dated February 24, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2016, is fairly stated, in all material respects, in relation to the condensed consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
May 5, 2017

The “Report of Independent Registered Public Accounting Firm” included above is not a “report” or “part of a Registration Statement” prepared or certified by an independent accountant within the meaning of Sections 7 and 11 of the Securities Act of 1933, and the accountants’ Section 11 liability does not extend to such report.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
	(Millions Except Share and Per Share Amounts)
Revenues
Net sales and operating revenues	$2,292	$2,136

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	1,925	1,770
Engineering, research, and development	39	39
Selling, general, and administrative	148	147
Depreciation and amortization of other intangibles	52	54
	2,164	2,010
Other expense
Loss on sale of receivables	(1)	(1)
Other expense	—	(1)
	(1)	(2)
Earnings before interest expense, income taxes, and noncontrolling interests	127	124
Interest expense	15	18
Earnings before income taxes and noncontrolling interests	112	106
Income tax expense	34	34
Net income	78	72
Less: Net income attributable to noncontrolling interests	15	15
Net income attributable to Tenneco Inc.	$63	$57
Earnings per share
Weighted average shares of common stock outstanding —
Basic	53,856,352	57,115,496
Diluted	54,231,759	57,445,941
Basic earnings per share of common stock	1.17	1.00
Diluted earnings per share of common stock	1.16	0.99
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of income.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31, 2017
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	(Millions)
Net Income		$63		$15		$78
Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$(338)		$(5)		$(343)
Translation of foreign currency statements	21	21	1	1	22	22
Balance March 31	(317)		(4)		(321)
Additional Liability for Pension and Postretirement Benefits
Balance January 1	(327)		—		(327)
Additional liability for pension and postretirement benefits, net of tax	7	7	—	—	7	7
Balance March 31	(320)		—		(320)
Balance March 31	$(637)		$(4)		$(641)
Other Comprehensive Income		28		1		29
Comprehensive Income		$91		$16		$107
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

TENNECO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2017	December 31, 2016
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$341	$347
Restricted cash	3	2
Receivables —
Customer notes and accounts, net	1,421	1,272
Other	21	22
Inventories —
Finished goods	303	284
Work in process	262	245
Raw materials	150	137
Materials and supplies	67	64
Prepayments and other	288	229
Total current assets	2,856	2,602
Other assets:
Long-term receivables, net	9	9
Goodwill	58	57
Intangibles, net	18	19
Deferred income taxes	184	195
Other	107	103
	376	383
Plant, property, and equipment, at cost	3,651	3,548
Less — Accumulated depreciation and amortization	(2,246)	(2,191)
	1,405	1,357
Total Assets	$4,637	$4,342
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)	$113	$90
Accounts payable	1,587	1,496
Accrued taxes	44	41
Accrued interest	10	15
Accrued liabilities	284	285
Other	39	43
Total current liabilities	2,077	1,970
Long-term debt	1,406	1,294
Deferred income taxes	7	7
Postretirement benefits	259	273
Deferred credits and other liabilities	121	116
Commitments and contingencies
Total liabilities	3,870	3,660
Redeemable noncontrolling interests	52	43
Tenneco Inc. Shareholders’ equity:
Common stock	1	1
Premium on common stock and other capital surplus	3,104	3,098
Accumulated other comprehensive loss	(637)	(665)
Retained earnings (accumulated deficit)	(1,035)	(1,085)
	1,433	1,349
Less — Shares held as treasury stock, at cost	777	761
Total Tenneco Inc. shareholders’ equity	656	588
Noncontrolling interests	59	51
Total equity	715	639
Total liabilities, redeemable noncontrolling interests and equity	$4,637	$4,342
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
	(Millions)

Operating Activities
Net income	$78	$72
Adjustments to reconcile net income to cash used by operating activities —
Depreciation and amortization of other intangibles	52	54
Deferred income taxes	8	3
Stock-based compensation	9	7
Loss on sale of assets	1	—
Changes in components of working capital —
(Increase) decrease in receivables	(137)	(160)
(Increase) decrease in inventories	(45)	(51)
(Increase) decrease in prepayments and other current assets	(57)	(19)
Increase (decrease) in payables	91	56
Increase (decrease) in accrued taxes	3	15
Increase (decrease) in accrued interest	(5)	12
Increase (decrease) in other current liabilities	(8)	(17)
Changes in long-term assets	(1)	3
Changes in long-term liabilities	1	(5)
Other	1	1
Net cash used by operating activities	(9)	(29)
Investing Activities
Proceeds from sale of assets	3	1
Cash payments for plant, property, and equipment	(103)	(68)
Cash payments for software related intangible assets	(6)	(6)
Changes in restricted cash	(1)	(1)
Net cash used by investing activities	(107)	(74)
Financing Activities
Repurchase of common shares	(3)	(2)
Cash dividends	(13)	—
Retirement of long-term debt	(6)	(4)
Issuance of long-term debt	—	5
Purchase of common stock under the share repurchase program	(16)	(16)
Net increase in bank overdrafts	3	7
Net increase in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivable	117	193
Net increase in short-term borrowings secured by accounts receivable	20	—
Net cash provided by financing activities	102	183
Effect of foreign exchange rate changes on cash and cash equivalents	8	7
Increase (decrease) in cash and cash equivalents	(6)	87
Cash and cash equivalents, January 1	347	287
Cash and cash equivalents, March 31 (Note)	$341	$374
Supplemental Cash Flow Information
Cash paid during the period for interest (net of interest capitalized)	$22	$6
Cash paid during the period for income taxes (net of refunds)	15	21
Non-cash Investing and Financing Activities
Period end balance of trade payables for plant, property, and equipment	$50	$41

Note: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of cash flows.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 31,
	2017		2016
	Shares	Amount	Shares	Amount
	(Millions Except Share Amounts)
Tenneco Inc. Shareholders:
Common Stock
Balance January 1	65,891,930	$1	65,067,132	$1
Issued pursuant to benefit plans	11,241	—	315,706	—
Restricted shares forfeited	(82,808)	—	—	—
Stock options exercised	164,863	—	21,392	—
Balance March 31	65,985,226	1	65,404,230	1
Premium on Common Stock and Other Capital Surplus
Balance January 1		3,098		3,081
Premium on common stock issued pursuant to benefit plans		6		4
Balance March 31		3,104		3,085
Accumulated Other Comprehensive Loss
Balance January 1		(665)		(665)
Other comprehensive income		28		27
Balance March 31		(637)		(638)
Retained Earnings (Accumulated Deficit)
Balance January 1		(1,085)		(1,448)
Net income attributable to Tenneco Inc.		63		57
Cash dividends declared		(13)		—
Balance March 31		(1,035)		(1,391)
Less — Common Stock Held as Treasury Stock, at Cost
Balance January 1	11,655,938	761	7,473,325	536
Purchase of common stock through stock repurchase program	240,000	16	360,000	16
Balance March 31	11,895,938	777	7,833,325	552
Total Tenneco Inc. shareholders’ equity		$656		$505
Noncontrolling Interests:
Balance January 1		$51		$42
Net income		8		7
Balance March 31		$59		$49
Total equity		$715		$554
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of changes in shareholders’ equity.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Consolidation and Presentation
As you read the accompanying financial statements you should also read our Annual Report on Form 10-K for the year ended December 31, 2016.
In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly Tenneco Inc.’s results of operations, comprehensive income, financial position, cash flows, and changes in shareholders’ equity for the periods indicated. We have prepared the unaudited condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (U.S. GAAP) for annual financial statements.
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
Prepayments and Other
Prepayments and other included $126 million and $97 million at March 31, 2017 and December 31, 2016, respectively, for in-process tools and dies that we are building for our original equipment customers.
Accounts Payable
Accounts payable included $88 million and $99 million at March 31, 2017 and December 31, 2016, respectively, for accrued compensation and $30 million and $27 million at March 31, 2017 and December 31, 2016, respectively, for bank overdrafts at our European subsidiaries.

(2)	Financial Instruments
The net carrying and estimated fair values of our financial instruments by class at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017		December 31, 2016
	Net Carrying Amount	Fair Value	Net Carrying Amount	Fair Value
(Millions)
Long-term debt (including current maturities)	$1,409	$1,418	$1,297	$1,311
Instruments with off-balance sheet risk:
Foreign exchange forward contracts:
Asset derivative contracts	—	—	—	—
Asset and Liability Instruments — The fair value of cash and cash equivalents, short and long-term receivables, accounts payable, and short-term debt was considered to be the same as or was not determined to be materially different from the carrying amount.
Long-term Debt — The fair value of our public fixed rate senior notes is based on quoted market prices (level 1). The fair value of our private borrowings under our senior credit facility and other long-term debt instruments is based on the market value of debt with similar maturities, interest rates and risk characteristics (level 2). The fair value of our level 1 debt, as classified in the fair value hierarchy, was $721 million and $725 million at March 31, 2017 and December 31, 2016, respectively. We have classified $682 million and $571 million as level 2 in the fair value hierarchy at March 31, 2017 and December 31, 2016, respectively, since we utilize valuation inputs that are observable both directly and indirectly. We classified the remaining $15 million, consisting of foreign subsidiary debt, as level 3 in the fair value hierarchy at both March 31, 2017 and December 31, 2016.

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
Foreign Exchange Forward Contracts — We use derivative financial instruments, principally foreign currency forward purchase and sales contracts with terms of less than one year, to hedge our exposure to changes in foreign currency exchange rates. Our primary exposure to changes in foreign currency rates results from intercompany loans made between affiliates to minimize the need for borrowings from third parties. Additionally, we enter into foreign currency forward purchase and sale contracts to mitigate our exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables. We manage counter-party credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements. We do not enter into derivative financial instruments for speculative purposes. The fair value of our foreign currency forward contracts is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. We record the change in fair value of these foreign exchange forward contracts as part of currency gains (losses) within cost of sales in the consolidated statements of income. The fair value of foreign exchange forward contracts are recorded in prepayments and other current assets or other current liabilities in the consolidated balance sheet. The fair value of our foreign currency forward contracts was a net asset position of less than $1 million at March 31, 2017 and a net liability position of less than $1 million at December 31, 2016, respectively.
The following table summarizes by major currency the notional amounts for foreign currency forward purchase and sale contracts as of March 31, 2017 (all of which mature in 2017):

		Notional Amount in Foreign Currency
		(Millions)
British pounds	—Purchase	19
	—Sell	(9)
Canadian dollars	—Purchase	2
	—Sell	(4)
European euro	—Purchase	10
	—Sell	(5)
Japanese yen	—Purchase	89
	—Sell	(90)
South African rand	—Sell	(7)
U.S. dollars	—Purchase	21
	—Sell	(35)
Guarantees —We have from time to time issued guarantees for the performance of obligations by some of our subsidiaries, and some of our subsidiaries have guaranteed our debt. All of our existing and future material domestic subsidiaries fully and unconditionally guarantee our senior credit facility and our senior notes on a joint and several basis. The arrangement for the senior credit facility is also secured by first-priority liens on substantially all our domestic assets and pledges of up to 66 percent of the stock of certain first-tier foreign subsidiaries. No assets or capital stock secure our senior notes. For additional information, refer to Note 13 of the condensed consolidated financial statements of Tenneco Inc., where we present the Supplemental Guarantor Condensed Consolidating Financial Statements.
We have two performance guarantee agreements in the U.K. between Tenneco Management (Europe) Limited (“TMEL”) and the two Walker Group Retirement Plans, the Walker Group Employee Benefit Plan and the Walker Group Executive Retirement Benefit Plan (the “Walker Plans”), whereby TMEL will guarantee the payment of all current and future pension contributions in the event of a payment default by the sponsoring or participating employers of the Walker Plans. The Walker Plans are comprised of employees from Tenneco Walker (U.K.) Limited and Futaba (U.K.) Limited, formerly our Futaba-Tenneco (U.K.) joint venture. Employer contributions are funded by Tenneco Walker (U.K.) Limited, as the sponsoring employer, and were also funded by Futaba (U.K.) Limited prior to its ceasing, on April 28, 2017, to be an entity in which

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

Tenneco has an equity interest. The performance guarantee agreements are expected to remain in effect until all pension obligations for the Walker Plans’ sponsoring and participating employers have been satisfied. We did not record an additional liability for this performance guarantee since Tenneco Walker (U.K.) Limited, as the sponsoring employer of the Walker Plans, already recognizes 100 percent of the pension obligation calculated based on U.S. GAAP, for all of the Walker Plans’ participating employers on its balance sheet, which was $18 million and $19 million at March 31, 2017 and December 31, 2016, respectively. At March 31, 2017, all pension contributions under the Walker Plans were current for all of the Walker Plans’ sponsoring and participating employers.
In June 2011, we entered into an indemnity agreement between TMEL and Futaba Industrial Co. Ltd. which required Futaba to indemnify TMEL for any cost, loss or liability which TMEL may have incurred under the performance guarantee agreements relating to the Futaba-Tenneco U.K. joint venture. The maximum amount reimbursable by Futaba to TMEL under this indemnity agreement was equal to the amount incurred by TMEL under the performance guarantee agreements multiplied by Futaba’s shareholder ownership percentage of the Futaba-Tenneco U.K. joint venture. At March 31, 2017, the maximum amount reimbursable by Futaba to TMEL was approximately $8 million. Subsequently, on April 28, 2017, Walker Limited sold its equity interest in the Futaba-Tenneco U.K. joint venture entity to Futaba Industrial Co., Ltd. In connection with the closing of that transaction, this indemnity agreement was terminated and accordingly Futaba no longer has any reimbursement obligations thereunder.
We have issued guarantees through letters of credit in connection with some obligations of our affiliates. As of March 31, 2017, we have guaranteed $31 million in letters of credit to support some of our subsidiaries’ insurance arrangements, foreign employee benefit programs, environmental remediation activities and cash management and capital requirements.
Financial Instruments — One of our European subsidiaries receives payment from one of its customers whereby the accounts receivable are satisfied through the delivery of negotiable financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets. Such financial instruments held by our European subsidiary totaled zero and less than $1 million at March 31, 2017 and December 31, 2016, respectively.
In certain instances, several of our Chinese subsidiaries receive payment from customers through the receipt of financial instruments on the date the customer payments are due. Several of our Chinese subsidiaries also satisfy vendor payments through the delivery of financial instruments on the date the payments are due. Financial instruments issued to satisfy vendor payables and not redeemed totaled $12 million at both March 31, 2017 and December 31, 2016 and were classified as notes payable. Financial instruments received from original equipment (OE) customers and not redeemed totaled $9 million and $5 million at March 31, 2017 and December 31, 2016, respectively. We classify financial instruments received from our customers as other current assets if issued by a financial institution of our customers or as customer notes and accounts, net if issued by our customer. We classified $9 million and $5 million in other current assets at March 31, 2017 and December 31, 2016, respectively.
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
Supply Chain Financing — Certain of our suppliers participate in supply chain financing programs under which they securitize their accounts receivables from Tenneco. Financial institutions participate in the supply chain financing program on an uncommitted basis and can cease purchasing receivables or drafts from Tenneco's suppliers at any time. If the financial institutions did not continue to purchase receivables or drafts from Tenneco's suppliers under these programs, the participating vendors may have a need to renegotiate their payment terms with Tenneco which in turn would cause our borrowings under our revolving credit facility to increase.
Restricted Cash — Some of our Chinese subsidiaries that issue their own financial instruments to pay vendors are required to maintain a cash balance if they exceed credit limits with the financial institution that guarantees the financial instruments. A restricted cash balance was required at those Chinese subsidiaries for $2 million at both March 31, 2017 and December 31, 2016.
One of our subsidiaries in Brazil is required by law to maintain a cash deposit with the financial institution to guarantee the maximum estimated loss related to a tax audit until a settlement is reached. The cash deposit required was $1 million which has been classified as restricted cash on the Tenneco Inc. consolidated balance sheet at March 31, 2017.

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
As of March 31, 2017, the senior credit facility provides us with a total revolving credit facility size of $1,200 million and had a $264 million balance outstanding under the Tranche A Term Facility, both of which will mature on December 8, 2019. Net carrying amount for the balance outstanding under the Tranche A Term Facility including a $1 million debt issuance cost was $263 million as of March 31, 2017. Funds may be borrowed, repaid and re-borrowed under the revolving credit facility without premium or penalty (subject to any customary LIBOR breakage fees). The revolving credit facility is reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. Outstanding letters of credit reduce our availability to borrow revolving loans under the facility. We are required to make quarterly principal payments under the Tranche A Term Facility of $5.625 million through December 31, 2017, $7.5 million beginning March 31, 2018 through September 30, 2019 and a final payment of $195 million is due on December 8, 2019. We have excluded the required payments, within the next twelve months, under the Tranche A Term Facility totaling $24 million from current liabilities as of March 31, 2017, because we have the intent and ability to refinance the obligations on a long-term basis by using our revolving credit facility.
The financial ratios required under the senior credit facility, and the actual ratios we achieved for the first quarter of 2017, are as follows:

	Quarter Ended
	March 31, 2017
	Required	Actual
Leverage Ratio (maximum)	3.50	1.58
Interest Coverage Ratio (minimum)	2.75	15.73
The senior credit facility includes a maximum leverage ratio covenant of 3.50 and a minimum interest coverage ratio of 2.75, in each case through December 8, 2019.
At March 31, 2017, of the $1,200 million available under the revolving credit facility, we had unused borrowing capacity of $783 million with $417 million in outstanding borrowings and no outstanding letters of credit. As of March 31, 2017, our outstanding debt also included (i) $264 million of a term loan which consisted of a $263 million net carrying amount including a $1 million debt issuance cost related to our Tranche A Term Facility which is subject to quarterly principal payments as described above through December 8, 2019, (ii) $225 million of notes which consisted of a $221 million net carrying amount including a $4 million debt issuance cost related to our 5 3/8 percent senior notes due December 15, 2024, (iii) $500 million of notes which consisted of a $492 million net carrying amount including a $8 million debt issuance cost related to our 5 percent senior notes due July 15, 2026 (which were issued on June 13, 2016), and (iv) $126 million of other debt.

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
We reported income tax expense of $34 million in each of the three month periods ended March 31, 2017 and 2016. The tax expense recorded in the first quarter of 2017 included a net tax benefit of $1 million primarily relating to the first quarter 2017 adoption of Accounting Standard Update 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The tax expense recorded in the first quarter of 2016 included a net tax benefit of $3 million primarily relating to tax adjustments to uncertain tax positions and prior year income tax estimates.
We believe it is reasonably possible that up to $17 million in unrecognized tax benefits related to the expiration of foreign statute of limitations and the conclusion of income tax examinations may be recognized within the next twelve months.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

(5)	Accounts Receivable Securitization
We securitize some of our accounts receivable on a limited recourse basis in the U.S. and Europe. As servicer under these accounts receivable securitization programs, we are responsible for performing all accounts receivable administration functions for these securitized financial assets including collections and processing of customer invoice adjustments. In the U.S., we have an accounts receivable securitization program with three commercial banks comprised of a first priority facility and a second priority facility. We securitize original equipment and aftermarket receivables on a daily basis under the bank program. In April 2017, the U.S. program was amended and extended to April 30, 2019. The first priority facility now provides financing of up to $155 million and the second priority facility, which is subordinated to the first priority facility, now provides up to an additional $25 million of financing. Both facilities monetize accounts receivable generated in the U.S. and Canada that meet certain eligibility requirements, and the second priority facility also monetizes certain accounts receivable generated in the U.S. and Canada that would otherwise be ineligible under the first priority securitization facility. The amount of outstanding third-party investments in our securitized accounts receivable under the U.S. program was $50 million and $30 million at March 31, 2017 and December 31, 2016, respectively.
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
We also securitize receivables in our European operations with regional banks in Europe. The arrangements to securitize receivables in Europe are provided under seven separate facilities provided by various financial institutions in each of the foreign jurisdictions. The commitments for these arrangements are generally for one year, but some may be canceled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon notification. The amount of outstanding third-party investments in our securitized accounts receivable in Europe was $209 million and $160 million at March 31, 2017 and December 31, 2016, respectively.
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
In our U.S. accounts receivable securitization program, we transfer a partial interest in a pool of receivables and the interest that we retain is subordinate to the transferred interest. Accordingly, we account for our U.S. securitization program as a secured borrowing. In our European programs, we transfer accounts receivables in their entirety to the acquiring entities and satisfy all of the conditions established under ASC Topic 860, “Transfers and Servicing,” to report the transfer of financial assets in their entirety as a sale. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under our European securitization programs approximates the fair value of such receivables. We recognized $1 million interest expense in each of the three month periods ended March 31, 2017 and 2016 relating to our U.S. securitization program. In addition, we recognized a loss of $1 million in each of the three month periods ended March 31, 2017 and 2016 on the sale of trade accounts receivable in our European accounts receivable securitization programs, representing the discount from book values at which these receivables were sold to our banks. The discount rate varies based on funding costs incurred by our banks, which averaged approximately two percent during the first three months of both 2017 and 2016.

(6)	Restructuring and Other Charges
Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. For the full year 2016, we incurred $36 million in restructuring and related costs including asset write-downs of $6 million, primarily related to manufacturing footprint improvements in North America Ride Performance, headcount reduction and cost improvement initiatives in Europe and China Clean Air, South America and Australia, of which $17 million was recorded in cost of sales, $12 million in SG&A, $1 million in engineering expense, $2 million in other expense and $4 million in depreciation and amortization expense. In the first quarter of 2017, we incurred $15 million in restructuring and related costs, including asset write-downs of $1 million, primarily related to closing a Clean Air Belgian JIT plant in response to the end of production on a customer platform and cost improvement initiatives in Europe, of which $11 million was recorded in cost of sales, $3 million in SG&A and $1 million in depreciation and amortization expense. In the first quarter of 2016, we incurred

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

$14 million in restructuring and related costs including asset write-downs of $5 million, primarily related to European cost reduction efforts and headcount reductions in South America, of which $3 million was recorded in cost of sales, $6 million in SG&A, $2 million in other expense and $3 million in depreciation and amortization expense.
Amounts related to activities that are part of our restructuring reserves are as follows:

	December 31, 2016 Restructuring Reserve	2017 Expenses	2017 Cash Payments	Impact of Exchange Rates	March 31, 2017 Restructuring Reserve
	(Millions)
Employee Severance, Termination Benefits and Other Related Costs	$15	13	(6)	—	$22
On January 31, 2013, we announced our intent to reduce structural costs in Europe by approximately $60 million annually. During the first quarter of 2016, we reached an annualized run rate on this cost reduction initiative of $49 million. With the disposition of the Gijon, Spain plant, which was completed at the end of the first quarter of 2016, the annualized rate essentially reached our target of $55 million at the current exchange rates at that time. In the first quarter of 2017, we incurred $15 million in restructuring and related costs, of which $2 million was related to this initiative. While we are nearing the completion of this initiative, we expect to incur additional restructuring and related costs in 2017 due to certain ongoing matters. For example, we closed the Gijon plant in 2013, but subsequently re-opened it in July 2014 with about half of its prior workforce after the employees' works council successfully filed suit challenging the closure decision. Pursuant to an agreement we entered into with employee representatives, we engaged in a sales process for the facility. In March of 2016, we signed an agreement to transfer ownership of the aftermarket shock absorber manufacturing facility in Gijon to German private equity fund Quantum Capital Partners A.G. (QCP). The transfer to QCP was effective March 31, 2016 and under a three year manufacturing agreement, QCP will also continue as a supplier to Tenneco.
Under the terms of our amended and restated senior credit agreement that took effect on December 8, 2014, we are allowed to exclude up to $150 million in the aggregate of all costs, expenses, fees, fines, penalties, judgments, legal settlements and other amounts associated with any restructuring, litigation, claim, proceeding or investigation related to or undertaken by us or any of our subsidiaries, together with any related provision for taxes, incurred after December 8, 2014 in the calculation of the financial covenant ratios required under our senior credit facility. As of March 31, 2017, we had excluded $96 million of allowable charges relating to restructuring initiatives against the $150 million available under the terms of the senior credit facility.

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
Environmental Matters
We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense costs related to an existing condition caused by past operations that do not contribute to current or future revenue generation. As of March 31, 2017, we have the obligation to remediate or contribute towards the remediation of certain sites, including one Federal Superfund site. At March 31, 2017, our aggregated estimated share of environmental remediation costs for all these sites on a discounted basis was approximately $15 million, of which $2 million is recorded in other current liabilities and $13 million is recorded in deferred credits and other liabilities in our consolidated

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

balance sheet. For those locations where the liability was discounted, the weighted average discount rate used was 2.5 percent. The undiscounted value of the estimated remediation costs was $18 million. Our expected payments of environmental remediation costs are estimated to be approximately $1 million in each year beginning 2017 through 2021 and $13 million in aggregate thereafter.
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
On November 5, 2014, the DOJ granted us conditional leniency pursuant to an agreement we entered into under the Antitrust Division's Corporate Leniency Policy. This agreement provides us with important benefits in exchange for our self-reporting of matters to the DOJ and our continuing full cooperation with the DOJ's resulting investigation. For example, the DOJ will not bring any criminal antitrust prosecution against us, nor seek any criminal fines or penalties, in connection with the matters we reported to the DOJ. Additionally, there are limits on our liability related to any follow-on civil antitrust litigation in the U.S. The limits include single rather than treble damages, as well as relief from joint and several antitrust liability with other relevant civil antitrust action defendants. These limits are subject to our satisfying the DOJ and any court presiding over such follow-on civil litigation.
On April 27, 2017, Tenneco received notification from the European Commission (EC) that it has administratively closed its global antitrust inquiry regarding the production, assembly, and supply of complete exhaust systems. No charges against Tenneco or any other competitor were initiated at any time and the EC inquiry is now closed.
Certain other competition agencies are also investigating possible violations of antitrust laws relating to products supplied by our company. We have cooperated and continue to cooperate fully with all of these antitrust investigations, and take other actions to minimize our potential exposure.
Tenneco and certain of its competitors are also currently defendants in civil putative class action litigation in the United States. More related lawsuits may be filed, including in other jurisdictions. Plaintiffs in these cases generally allege that defendants have engaged in anticompetitive conduct, in violation of federal and state laws, relating to the sale of automotive exhaust systems or components thereof. Plaintiffs seek to recover, on behalf of themselves and various purported classes of purchasers, injunctive relief, damages and attorneys’ fees. However, as explained above, because we received conditional leniency from the DOJ, our civil liability in these follow-on actions is limited to single damages and we will not be jointly and severally liable with the other defendants, provided that we have satisfied our obligations under the DOJ leniency agreement and approval is granted by the presiding court.
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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

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
Below is a table that shows the activity in the warranty accrual accounts:

	Three Months Ended March 31,
	2017	2016
	(Millions)
Beginning Balance January 1,	$20	$23
Accruals related to product warranties	3	2
Reductions for payments made	(3)	(1)
Ending Balance March 31,	$20	$24

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

(8)	Earnings Per Share
Earnings per share of common stock outstanding were computed as follows:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
	(Millions Except Share and Per Share Amounts)
Basic earnings per share —
Net income attributable to Tenneco Inc.	$63	$57
Weighted Average shares of common stock outstanding	53,856,352	57,115,496
Earnings per share of common stock	$1.17	$1.00
Diluted earnings per share —
Net income attributable to Tenneco Inc.	$63	$57
Weighted Average shares of common stock outstanding	53,856,352	57,115,496
Effect of dilutive securities:
Restricted stock	145,999	48,603
Stock options	229,408	281,842
Weighted Average shares of common stock outstanding including dilutive securities	54,231,759	57,445,941
Earnings per share of common stock	$1.16	$0.99

Options to purchase 834 and 335,826 shares of common stock were outstanding as of March 31, 2017 and 2016, respectively, but not included in the computation of diluted earnings per share respectively, because the options were anti-dilutive.

(9)	Common Stock
Equity Plans — We have granted a variety of awards, including common stock, restricted stock, restricted stock units, performance units, stock appreciation rights (“SARs”), and stock options to our directors, officers, and employees.
Accounting Methods — We recorded compensation expense (net of taxes) of less than $1 million in each of the three month periods ended March 31, 2017 and 2016 related to nonqualified stock options as part of our selling, general and administrative expense. This had no impact on basic or diluted earnings per share for each of the three month periods ended March 31, 2017 and 2016.
For employees eligible to retire at the grant date, we immediately expense stock options and restricted stock. If employees become eligible to retire during the vesting period, we accelerate the recognition of any remaining expense associated with their stock options and restricted stock.
As of March 31, 2017, there was no unrecognized compensation cost related to our stock option awards.
Compensation expense for restricted stock, restricted stock units, long-term performance units and SARs (net of taxes) was $6 million and $7 million for the three month periods ended March 31, 2017 and 2016, respectively, and was recorded in selling, general, and administrative expense in our condensed consolidated statements of income.
Cash received from stock option exercises for the three month periods ended March 31, 2017 and 2016 was $6 million and less than $1 million, respectively.
Stock options exercised in the first three months of 2017 and 2016 generated a tax benefit of $2 million and a tax shortfall of less than $1 million, respectively.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

Stock Options — The following table reflects the status and activity for all options to purchase common stock for the period indicated:

	Three Months Ended March 31, 2017
	Shares Under Option	Weighted Avg. Exercise Prices	Weighted Avg. Remaining Life in Years	Aggregate Intrinsic Value
				(Millions)
Outstanding Stock Options
Outstanding, January 1, 2017	606,525	$38.54	2.6	$12
Canceled	(2,214)	56.23		—
Forfeited	(1,107)	56.23		—
Exercised	(164,863)	33.70		5
Outstanding, March 31, 2017	438,341	$40.22	2.6	$11

There have been no stock options granted since 2015. The total fair value of shares vested from options that were granted prior to 2015 was $2 million for each of the periods ended March 31, 2017 and 2016.
Restricted Stock — The following table reflects the status for all nonvested restricted shares for the period indicated:

	Three Months Ended March 31, 2017
	Shares	Weighted Avg. Grant Date Fair Value
Nonvested Restricted Shares
Nonvested balance at January 1, 2017	591,416	$44.63
Granted	182,543	68.04
Vested	(261,003)	50.95
Forfeited	(65,354)	53.12
Nonvested balance at March 31, 2017	447,602	$49.25
The fair value of restricted stock grants is usually equal to the average of the high and low trading price of our stock on the date of grant. As of March 31, 2017, approximately $24 million of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of approximately 1.7 years. The total fair value of restricted shares vested was $13 million and $7 million at March 31, 2017 and 2016, respectively.
Share Repurchase Program — In January 2015, our Board of Directors approved a share repurchase program, authorizing our company to repurchase up to $350 million of our outstanding common stock over a three year period. In October 2015, our Board of Directors expanded this share repurchase program, authorizing the repurchase of an additional $200 million of the Company's outstanding common stock. In February 2017, our Board of Directors authorized the repurchase of up to $400 million of the Company's outstanding common stock over the next three years. This includes $112 million that remained authorized under earlier repurchase programs. The Company anticipates acquiring the shares through open market or privately negotiated transactions, which will be funded through cash from operations. The repurchase program does not obligate the Company to repurchase shares within any specific time or situations, and opportunities in higher priority areas could affect the cadence of this program. We repurchased 240,000 shares for $16 million through this program in the three months ended March 31, 2017. Since we announced the share repurchase program in January 2015, we have repurchased 8.7 million shares for $454 million through March 31, 2017.
Treasury stock shares including repurchased shares were 11,895,938 and 11,655,938 shares at March 31, 2017 and December 31, 2016, respectively.
Dividends — On February 1, 2017, Tenneco announced the reinstatement of a quarterly dividend program. We expect to pay a quarterly dividend of $0.25 per share on our common stock, representing a planned annual dividend of $1.00 per share. In March 2017, we paid an initial quarterly dividend of $0.25 per share, or $13 million. While we currently expect that comparable quarterly cash dividends will continue to be paid in the future, our dividend program and the payment of future cash dividends under the program are subject to continued capital availability, the judgment of our Board of Directors and our continued compliance with the provisions pertaining to the payment of dividends under our debt agreements.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

Long-Term Performance Units, Restricted Stock Units and SARs — Long-term performance units, restricted stock units and SARs are paid in cash and recognized as a liability based upon their fair value. As of March 31, 2017, $33 million of total unrecognized compensation costs is expected to be recognized over a weighted-average period of approximately 2.2 years.

(10)	Pension Plans, Postretirement and Other Employee Benefits
Net periodic pension costs and postretirement benefit costs consist of the following components:

	Three Months Ended March 31,
	Pension				Postretirement
	2017		2016		2017	2016
	US	Foreign	US	Foreign	US	US
	(Millions)
Service cost — benefits earned during the period	$—	$2	$—	$2	$—	$—
Interest cost	3	3	4	4	1	1
Expected return on plan assets	(4)	(4)	(6)	(5)	—	—
Net amortization:
Actuarial loss	1	2	2	2	1	1
Net pension and postretirement costs	$—	$3	$—	$3	$2	$2

For the three months ended March 31, 2017, we made pension contributions of $11 million and $3 million for our domestic and foreign pension plans, respectively. Based on current actuarial estimates, we believe we will be required to contribute approximately $18 million for the remainder of 2017, which includes estimated contributions for the pension buyout referenced below. Pension contributions beyond 2017 will be required, but those amounts will vary based upon many factors including, for example, the performance of our pension fund investments during 2017.
In February 2016, the Company launched a voluntary program to buy out active employees and retirees who had earned benefits in the U.S. pension plans. As of March 31, 2017, this program has been substantially completed with cash payments made from pension plan assets to those who elected to take the buyout. In connection with this program the Company contributed $10 million into the pension trust and recognized a non-cash charge of $6 million in the first quarter of 2017.
We made postretirement contributions of approximately $2 million during the first three months of 2017. Based on current actuarial estimates, we believe we will be required to contribute approximately $8 million for the remainder of 2017.
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
Amounts recognized for pension and postretirement benefits in other comprehensive income for the three months ended March 31, 2017 and 2016 include the following components:

	Three Months Ended March 31,
	2017			2016
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before- Tax Amount	Tax Benefit	Net-of-Tax Amount
	(Millions)
Defined benefit pension and postretirement plans:
Amortization of actuarial loss included in net periodic pension and postretirement cost	$4	$(1)	$3	$5	$(1)	$4
Settlement Charge	6	(2)	4	—	—	—
Other comprehensive income – pension benefits	$10	$(3)	$7	$5	$(1)	$4

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11)	New Accounting Pronouncements
In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The new guidance improves the presentation of net periodic pension cost and net period postretirement benefit cost. For public business entities, the standard is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.
In November 2016, the FASB issued Accounting Standard Update 2016-18, Statement of Cash Flows - Restricted Cash (Topic 230) to eliminate diversity in practice in the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. For public business entities, the standard is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.
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
In March 2016, the FASB issued Accounting Standard Update 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, as part of its initiative to reduce complexity in accounting standards. The areas for simplification in this update involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, the standard is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We adopted this standard for the first quarter of 2017. The impact of the adoption resulted in the following:

•
We recorded a tax benefit of $2 million within income tax expense for the three months ended March 31, 2017 related to the excess tax benefit on share-based awards. Prior to adoption, this amount would have been recorded as an addition of additional paid-in capital.

•
We no longer reclassify the excess tax benefit from operating activities to financing activities in the statement of cash flows. Cash payments made to the taxing authorities on employees' behalf for withheld shares are presented as financing activities. Tenneco elected to apply this change in presentation retrospectively and thus prior periods have been adjusted. The amounts were not material.

•
We excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the quarter ended March 31, 2017. The impact was not material.

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

(12)	Segment Information
In connection with the reportable segment changes announced on February 7, 2017, our Clean Air and Ride Performance product lines in India, which have been reported as part of Europe, South America and India segments, will now be reported with their respective product lines in the Asia Pacific segments. Beginning with the first quarter of 2017, we are organized and manage our business along our two major product lines (clean air and ride performance) and three geographic areas (North America; Europe and South America; Asia Pacific), resulting in six operating segments (North America Clean Air, North America Ride Performance, Europe and South America Clean Air, Europe and South America Ride Performance, Asia Pacific Clean Air and Asia Pacific Ride Performance). Within each geographical area, each operating segment manufactures and distributes either clean air or ride performance products primarily for the original equipment and aftermarket industries. Each of the six operating segments constitutes a reportable segment. Costs related to other business activities, primarily corporate headquarter functions, are disclosed separately from the six operating segments as "Other." We evaluate segment performance based primarily on earnings before interest expense, income taxes, and noncontrolling interests. Products are transferred between segments and geographic areas on a basis intended to reflect as nearly as possible the “market value” of the products. Prior period segment information has been revised to reflect our new reporting segments.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

The following table summarizes certain Tenneco Inc. segment information:

	Clean Air Division			Ride Performance Division
	North America	Europe & South America	Asia Pacific	North America	Europe & South America	Asia Pacific	Other	Reclass & Elims	Total
	(Millions)
At March 31, 2017 and for the Three Months Ended March 31, 2017
Revenues from external customers	$816	$538	$277	$311	$243	$107	$—	$—	$2,292
Intersegment revenues	4	20	1	3	9	14	—	(51)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	52	21	36	33	6	17	(38)	—	127
Total assets	1,464	797	716	749	522	354	—	35	4,637
At March 31, 2016 and for the Three Months Ended March 31, 2016
Revenues from external customers	765	471	279	323	210	88	—	—	2,136
Intersegment revenues	3	22	—	2	7	13	—	(47)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	62	15	34	42	(6)	13	(36)	—	124
Total assets	1,352	776	636	779	448	323	—	34	4,348

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31, 2017
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$1,018	$1,274	$—	$—	$2,292
Affiliated companies	144	182	—	(326)	—
	1,162	1,456	—	(326)	2,292
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	992	1,259	—	(326)	1,925
Engineering, research, and development	20	19	—	—	39
Selling, general, and administrative	75	73	—	—	148
Depreciation and amortization of other intangibles	21	31	—	—	52
	1,108	1,382	—	(326)	2,164
Other income (expense)
Loss on sale of receivables	—	(1)	—	—	(1)
Other income (expense)	(8)	8	—	—	—
	(8)	7	—	—	(1)
Earnings (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	46	81	—	—	127
Interest expense —
External (net of interest capitalized)	—	—	15	—	15
Affiliated companies (net of interest income)	(3)	1	2	—	—
Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	49	80	(17)	—	112
Income tax expense (benefit)	8	26	—	—	34
Equity in net income (loss) from affiliated companies	30	—	80	(110)	—
Net income (loss)	71	54	63	(110)	78
Less: Net income attributable to noncontrolling interests	—	15	—	—	15
Net income (loss) attributable to Tenneco Inc.	$71	$39	$63	$(110)	$63
Comprehensive income (loss) attributable to Tenneco Inc.	$71	$39	$91	$(110)	$91

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

BALANCE SHEET

	March 31, 2017
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$6	$335	$—	$—	$341
Restricted cash	—	3	—	—	3
Receivables, net	453	1,545	—	(556)	1,442
Inventories	364	418	—	—	782
Prepayments and other	89	199	—	—	288
Total current assets	912	2,500	—	(556)	2,856
Other assets:
Investment in affiliated companies	1,236	—	1,334	(2,570)	—
Notes and advances receivable from affiliates	950	17,372	4,844	(23,166)	—
Long-term receivables, net	8	1	—	—	9
Goodwill	22	36	—	—	58
Intangibles, net	7	11	—	—	18
Deferred income taxes	40	17	127	—	184
Other	45	55	7	—	107
	2,308	17,492	6,312	(25,736)	376
Plant, property, and equipment, at cost	1,397	2,254	—	—	3,651
Less — Accumulated depreciation and amortization	(901)	(1,345)	—	—	(2,246)
	496	909	—	—	1,405
Total assets	$3,716	$20,901	$6,312	$(26,292)	$4,637
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)
Short-term debt — non-affiliated	$—	$98	$15	$—	$113
Short-term debt — affiliated	147	229	—	(376)	—
Accounts payable	611	1,091	—	(115)	1,587
Accrued taxes	12	32	—	—	44
Other	134	254	10	(65)	333
Total current liabilities	904	1,704	25	(556)	2,077
Long-term debt — non-affiliated	—	12	1,394	—	1,406
Long-term debt — affiliated	1,612	17,317	4,237	(23,166)	—
Deferred income taxes	—	7	—	—	7
Postretirement benefits and other liabilities	278	102	—	—	380
Commitments and contingencies
Total liabilities	2,794	19,142	5,656	(23,722)	3,870
Redeemable noncontrolling interests	—	52	—	—	52
Tenneco Inc. shareholders’ equity	922	1,648	656	(2,570)	656
Noncontrolling interests	—	59	—	—	59
Total equity	922	1,707	656	(2,570)	715
Total liabilities, redeemable noncontrolling interests and equity	$3,716	$20,901	$6,312	$(26,292)	$4,637

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2017
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$(41)	$46	$(14)	$—	$(9)
Investing Activities
Proceeds from sale of assets	2	1	—	—	3
Cash payments for plant, property, and equipment	(42)	(61)	—	—	(103)
Cash payments for software related intangible assets	(2)	(4)	—	—	(6)
Changes in restricted cash	—	(1)	—	—	(1)
Net cash used by investing activities	(42)	(65)	—	—	(107)
Financing Activities
Repurchase of common shares	—	—	(3)	—	(3)
Cash dividends			(13)		(13)
Retirement of long-term debt	—	—	(6)	—	(6)
Purchase of common stock under the share repurchase program	—	—	(16)	—	(16)
Net increase in bank overdrafts	—	3	—	—	3
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivables	—	20	97	—	117
Net increase in short-term borrowings secured by accounts receivables	—	—	20	—	20
Intercompany dividend payments and net increase (decrease) in intercompany obligations	80	(15)	(65)	—	—
Net cash provided by financing activities	80	8	14	—	102
Effect of foreign exchange rate changes on cash and cash equivalents	—	8	—	—	8
Decrease in cash and cash equivalents	(3)	(3)	—	—	(6)
Cash and cash equivalents, January 1	9	338	—	—	347
Cash and cash equivalents, March 31 (Note)	$6	$335	$—	$—	$341

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2016
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$(212)	$180	$3	$—	$(29)
Investing Activities
Proceeds from sale of assets	—	1	—	—	1
Cash payments for plant, property, and equipment	(13)	(55)	—	—	(68)
Cash payments for software related intangible assets	(2)	(4)	—	—	(6)
Changes in restricted cash	—	(1)			(1)
Net cash used by investing activities	(15)	(59)	—	—	(74)
Financing Activities
Issuance of common shares	—	—	(2)	—	(2)
Retirement of long-term debt	—	—	(4)	—	(4)
Issuance of long-term debt	—	5	—	—	5
Purchase of common stock under the share repurchase program	—	—	(16)	—	(16)
Net decrease in bank overdrafts	—	7	—	—	7
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	—	8	185	—	193
Intercompany dividend payments and net increase (decrease) in intercompany obligations	229	(63)	(166)	—	—
Net cash provided (used) by financing activities	229	(43)	(3)	—	183
Effect of foreign exchange rate changes on cash and cash equivalents	—	7	—	—	7
Decrease in cash and cash equivalents	2	85	—	—	87
Cash and cash equivalents, January 1	2	285	—	—	287
Cash and cash equivalents, March 31 (Note)	$4	$370	$—	$—	$374

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As you read the following review of our financial condition and results of operations, you should also read our condensed consolidated financial statements and related notes beginning on page 6.
Executive Summary
We are one of the world's leading manufacturers of clean air and ride performance products and systems for light vehicle, commercial truck and off-highway applications. We serve both original equipment (OE) vehicle designers and manufacturers and the repair and replacement markets, or aftermarket, globally through leading brands, including Monroe®, Rancho®, Clevite® Elastomers, Axios™, Kinetic® and Fric-Rot™ ride performance products and Walker®, XNOx®, Fonos™, DynoMax® and Thrush® clean air products. We serve more than 80 different original equipment manufacturers and commercial truck and off-highway engine manufacturers, and our products are included on nine of the top 10 car models produced for sale in Europe and eight of the top 10 light truck models produced for sale in North America for 2016. Our aftermarket customers are comprised of full-line and specialty warehouse distributors, retailers, jobbers, installer chains and car dealers. As of December 31, 2016, we operated 91 manufacturing facilities worldwide and employed approximately 31,000 people to service our customers' demands.
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
For the first quarter of 2017, light vehicle production was up three percent in North America, six percent in Europe, seven percent in both China and India and 19 percent in South America compared to the first quarter of 2016. Light vehicle production was down 29 percent in Australia in the first quarter of 2017 when compared to the first quarter of 2016.
As announced on February 7, 2017, we made an organizational change in our reportable segments effective with the first quarter of 2017. Our Clean Air and Ride Performance product lines in India, which had been reported as part of the Europe, South America and India segments, are now reported with their respective product lines in the Asia Pacific segments. Prior period segment information has been revised to reflect our new reporting segments.
Total revenues for the first quarter of 2017 were $2,292 million, up seven percent from $2,136 million in the first quarter of 2016 on strong global light vehicle revenues, driven by both the Clean Air and Ride Performance product lines. Excluding the impact of currency and substrate sales, revenue was up $143 million, or nine percent, from $1,626 million to $1,769 million. The increase in revenues was driven primarily by stronger OE light vehicle volumes mainly in North America, Europe, South America and India, China Ride Performance, new platforms in North America and Europe, and higher commercial truck, off-highway and other vehicle revenues mainly in Europe and China slightly offset by lower off-highway revenue in North America. Higher aftermarket Ride Performance revenues in Europe, South America and Asia Pacific more than offset lower revenues in North America.
Cost of sales (exclusive of depreciation and amortization): Cost of sales for the first quarter of 2017 was $1,925 million, or 84.0 percent of sales, compared to $1,770 million, or 82.9 percent of sales in the first quarter of 2016. The following table lists the primary drivers behind the change in cost of sales ($ millions).

Quarter ended March 31, 2016	$1,770
Volume and mix	177
Currency exchange rates	(29)
Restructuring	1
Other costs	6
Quarter ended March 31, 2017	$1,925

The increase in cost of sales was due to the year-over-year increase in volume, higher other costs, mainly manufacturing, and higher restructuring costs, partially offset by the impact of currency exchange rates.
Gross margin: Revenue less cost of sales for the first quarter of 2017 was $367 million, or 16.0 percent, versus $366 million, or 17.1 percent, in the first quarter of 2016. The effect on gross margin resulting from year-over-year increase in volume was partially offset by higher net material costs, higher other costs, mainly manufacturing, higher restructuring costs and unfavorable currency impact.
Engineering, research and development: Engineering, research and development expense was $39 million in each of the first quarters of 2017 and 2016.
Selling, general and administrative (SG&A): SG&A expense was up $1 million in the first quarter of 2017 at $148 million compared to $147 million in the first quarter of 2016.
Depreciation and amortization: Depreciation and amortization expense was $52 million in the first quarter of 2017, compared to $54 million in the first of quarter of 2016.
Earnings before interest expense, taxes and noncontrolling interests (“EBIT”) was $127 million for the first quarter of 2017, an increase of $3 million when compared to $124 million in the first quarter of the prior year. Higher OE light vehicle volumes in North America, Europe, South America and India, China Ride Performance, new platforms in North America and Europe, higher commercial truck, off-highway and other vehicle revenues mainly in Europe and China and higher aftermarket Ride Performance revenues in Europe, South America and Asia Pacific were partially offset by lower aftermarket Ride Performance and off-highway revenues in North America, the timing of alloy surcharge recoveries in North America, higher manufacturing costs, higher restructuring and related costs and $4 million of negative currency.
Results from Operations
The tables below reflect our revenues for the first quarters of 2017 and 2016. We show the component of our OE revenue represented by substrate sales. While we generally have primary design, engineering and manufacturing responsibility for OE emission control systems, we do not manufacture substrates. Substrates are porous ceramic filters coated with a catalyst - typically, precious metals such as platinum, palladium and rhodium. These are supplied to us by Tier 2 suppliers generally as directed by our OE customers. We generally earn a small margin on these components of the system. As the need for more sophisticated emission control solutions increases to meet more stringent environmental regulations, and as we capture more diesel aftertreatment business, these substrate components have been increasing as a percentage of our revenue. While these substrates dilute our gross margin percentage, they are a necessary component of an emission control system.
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
Additionally, we present these reconciliations of revenues in order to reflect value-add revenues without the effect of changes in foreign currency rates. We have not reflected any currency impact in the 2016 table since this is the base period for measuring the effects of currency during 2017 on our operations. We believe investors find this information useful in understanding period-to-period comparisons in our revenues.

Net Sales and Operating Revenues for the Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31, 2017
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$816	$277	$539	$—	$539
Europe & South America	538	206	332	(12)	344
Asia Pacific	277	64	213	(9)	222
Total Clean Air Division	1,631	547	1,084	(21)	1,105
Ride Performance Division
North America	311	—	311	—	311
Europe & South America	243	—	243	—	243
Asia Pacific	107	—	107	(3)	110
Total Ride Performance Division	661	—	661	(3)	664
Total Tenneco Inc.	$2,292	$547	$1,745	$(24)	$1,769

	Three Months Ended March 31, 2016
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$765	$271	$494	$—	$494
Europe & South America	471	173	298	—	298
Asia Pacific	279	66	213	—	213
Total Clean Air Division	1,515	510	1,005	—	1,005
Ride Performance Division
North America	323	—	323	—	323
Europe & South America	210	—	210	—	210
Asia Pacific	88	—	88	—	88
Total Ride Performance Division	621	—	621	—	621
Total Tenneco Inc.	$2,136	$510	$1,626	$—	$1,626

	Three Months Ended March 31, 2017 Versus Three Months Ended March 31, 2016 Dollar and Percent Increase (Decrease)
	Revenues	Percent	Value-add Revenues excluding Currency	Percent
	(Millions Except Percent Amounts)
Clean Air Division
North America	$51	7%	$45	9%
Europe & South America	67	14%	46	15%
Asia Pacific	(2)	(1)%	9	4%
Total Clean Air Division	116	8%	100	10%
Ride Performance Division
North America	(12)	(4)%	(12)	(4)%
Europe & South America	33	16%	33	16%
Asia Pacific	19	22%	22	25%
Total Ride Performance Division	40	6%	43	7%
Total Tenneco Inc.	$156	7%	$143	9%

Light Vehicle Industry Production by Region for Three Months Ended March 31, 2017 and 2016 (According to IHS Automotive, April 2017)

	Three Months Ended March 31,
	2017	2016	Increase (Decrease)	% Increase (Decrease)
	(Number of Vehicles in Thousands)
North America	4,570	4,457	113	3%
Europe	5,871	5,526	345	6%
South America	728	612	116	19%
Total Europe & South America	6,599	6,138	461	8%
China	6,821	6,393	428	7%
India	1,124	1,046	78	7%
Australia	27	38	(11)	(29)%
Clean Air revenue was up $116 million in the first quarter of 2017 compared to the first quarter of 2016 with higher volumes in all segments. In North America, higher volumes drove a $67 million revenue increase due to increased OE light vehicle sales and new platforms offset partially by lower off-highway revenue. Currency had no impact on North American revenues. In the European and South American segment, higher volumes drove a $95 million increase in revenues mainly due to increased OE light vehicle and commercial truck, off-highway and other vehicle sales in the region and new platforms in Europe. Currency had a $22 million unfavorable impact on European and South American revenues. In Asia Pacific, higher volumes of $13 million were mainly driven by increased commercial truck, off-highway and other revenue in China partially offset by lower OE light vehicle revenues in China and Australia. Currency had a $12 million unfavorable impact on Asia Pacific revenues.
Ride Performance revenue was up $40 million in the first quarter of 2017 compared to the first quarter of 2016. In North America, lower volumes of $15 million were driven by lower volumes in commercial truck and aftermarket partially offset by higher OE light vehicle sales and new platforms. Currency had no impact on North American revenues. In the European and South American segment, higher volumes of $30 million were driven by increases in OE light vehicle, commercial truck and off-highway and other and aftermarket sales in the region and new platforms in Europe. Currency had no impact on European and South American revenues. In Asia Pacific, higher volumes of $23 million were mainly driven by increased OE light vehicle volumes in China and India. Currency had a $3 million unfavorable impact on Asia Pacific revenues.

Earnings before Interest Expense, Income Taxes and Noncontrolling Interests (“EBIT”) for the Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,		Change
	2017	2016
	(Millions)
Clean Air Division
North America	$52	$62	$(10)
Europe & South America	21	15	6
Asia Pacific	36	34	2
Total Clean Air Division	109	111	(2)
Ride Performance Division
North America	33	42	(9)
Europe & South America	6	(6)	12
Asia Pacific	17	13	4
Total Ride Performance Division	56	49	7
Other	(38)	(36)	(2)
Total Tenneco Inc.	$127	$124	$3
The EBIT results shown in the preceding table include the following items, certain of which are discussed below under “Restructuring and Other Charges,” which have an effect on the comparability of EBIT results between periods:

	Three Months Ended March 31,
	2017	2016
	(Millions)
Clean Air Division
Europe & South America
Restructuring and related expenses	$10	$—
Total Clean Air Division	$10	$—
Ride Performance Division
North America
Restructuring and related expenses	1	—
Europe & South America
Restructuring and related expenses	3	14
Total Ride Performance Division	$4	$14
Other
Restructuring and related expenses	1	—
Pension charges / Stock vesting (1)	11	—
Total Other	$12	$—

(1) Charges related to pension derisking and the acceleration of restricted stock vesting in accordance with the long-term incentive plan.
EBIT for the Clean Air division was $109 million in the first quarter of 2017 compared to $111 million in the first quarter a year ago. EBIT for North America decreased $10 million, to $52 million, in the first quarter of 2017 versus the first quarter of 2016. The benefit from higher OE light vehicle sales and new platforms was more than offset by lower off-highway revenue, the timing of contractual cost recovery of alloy surcharge increases and higher manufacturing costs. Europe and South America's EBIT was $21 million in the first quarter of 2017 and $15 million in the first quarter of 2016. The benefit from increased OE light vehicle volumes and higher commercial truck, off-highway and other vehicles sales in the region, new platforms in Europe and operational efficiencies was partially offset by higher restructuring and related expenses and negative currency. EBIT for Asia Pacific increased $2 million to $36 million in the first quarter of 2017 from $34 million in the first quarter of 2016. EBIT benefited from higher commercial truck, off-highway and other revenue in China, partially offset by lower OE light vehicle revenues in China and Australia and negative currency. For the Clean Air division, restructuring and related expenses of $10 million were included in EBIT for the first quarter of 2017 and no restructuring and related expenses were included in EBIT for the same period in 2016. Currency had a $3 million unfavorable impact on EBIT of the Clean Air division for the first quarter of 2017 when compared to last year.
EBIT for the Ride Performance division was $56 million in the first quarter of 2017 compared to $49 million in the first quarter a year ago. EBIT for North America decreased $9 million in the first quarter of 2017 to $33 million from $42 million in the first quarter of 2016, driven by lower volumes in commercial truck and aftermarket as well as higher restructuring and related expenses, which were partially offset by higher OE light vehicle sales, new platforms and favorable currency. Europe and South America's EBIT was $6 million in the first quarter of 2017 and negative $6 million in the first quarter of 2016. The benefit from higher light vehicle, aftermarket and commercial truck, off-highway and other vehicle revenues in the region, new platforms in Europe and lower restructuring and related expenses was partially offset by unfavorable currency. EBIT for Asia Pacific increased to $17 million in the first quarter of 2017 from $13 million in the first quarter of 2016, driven by higher light vehicle volumes in China and India partially offset by negative currency. For the Ride Performance division, restructuring and related expenses of $4 million were included in EBIT for the first quarter of 2017 and $14 million for the same period in 2016. Currency had a $1 million unfavorable impact on EBIT of the Ride Performance division for the first quarter of 2017 when compared to last year.
Currency had a $4 million unfavorable impact on overall company EBIT for the first quarter of 2017 as compared to the prior year's first quarter.
EBIT as a Percentage of Revenue for the Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,
	2017	2016
Clean Air Division
North America	6%	8%
Europe & South America	4%	3%
Asia Pacific	13%	12%
Total Clean Air Division	7%	7%
Ride Performance Division
North America	11%	13%
Europe & South America	2%	(3)%
Asia Pacific	16%	15%
Total Ride Performance Division	8%	8%
Total Tenneco Inc.	6%	6%

In the Clean Air division, EBIT as a percentage of revenues for the first quarter of 2017 was even compared to last year's first quarter. In North America, EBIT as a percentage of revenues for the first quarter of 2017 was down two percentage points compared to last year's first quarter. The benefit from higher OE light vehicle sales and new platforms was more than offset by lower off-highway revenue, the timing of alloy recoveries and higher manufacturing costs. Europe and South America's EBIT as a percentage of revenues for the first quarter of 2017 was up one percentage point compared to the prior year's first quarter. The benefit from increased OE light vehicle volumes and higher commercial truck, off-highway and other vehicles sales in the region, new platforms in Europe and operating efficiencies was partially offset by higher restructuring and related expenses and negative currency. EBIT as a percentage of revenues for Asia Pacific in the first quarter of 2017 was up one percentage point compared to the first quarter of 2016. EBIT benefited from higher commercial truck, off-highway and other revenue in China, partially offset by lower OE light vehicle revenues in China and Australia and negative currency.
In the Ride Performance division, EBIT as a percentage of revenues was even compared to the prior year's first quarter. In the first quarter of 2017, EBIT as a percentage of revenues for North America was down two percentage points compared to the first quarter of 2016, driven by lower volumes in commercial truck and aftermarket as well as higher restructuring and related expenses, which were partially offset by higher OE light vehicle sales, new platforms and favorable currency. EBIT as a percentage of revenues in Europe and South America was up 5 percentage points compared to the prior year's first quarter. The benefit from higher light vehicle, aftermarket and commercial truck, off-highway and other vehicle revenues in the region, new platforms in Europe and lower restructuring and related expenses was partially offset by unfavorable currency. In Asia Pacific, EBIT as a percentage of revenues for the first quarter of 2017 was up one percentage point compared to last year's first quarter, driven by higher light vehicle volumes in China and India partially offset by negative currency.

Interest Expense, Net of Interest Capitalized
We reported interest expense in the first quarter of 2017 of $15 million (substantially all in our U.S. operations) net of interest capitalized of $2 million, and $18 million (substantially all in our U.S. operations) net of interest capitalized of $1 million in the first quarter of 2016. The decrease was primarily due to lower interest rates on the bonds refinanced in the second quarter of 2016.
On March 31, 2017, we had $740 million in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed through July 2026, $225 million is fixed through December 2024, and the remainder is fixed from 2016 through 2025. We also have $684 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” later in this Management’s Discussion and Analysis.
Income Taxes
We reported income tax expense of $34 million in each of the three month periods ended March 31, 2017 and 2016. The tax expense recorded in the first quarter of 2017 included a net tax benefit of $1 million primarily relating to first quarter 2017 adoption of Accounting Standard Update 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The tax expense recorded in the first quarter of 2016 included a net tax benefit of $3 million primarily relating to tax adjustments to uncertain tax positions and prior year income tax estimates.
We believe it is reasonably possible that up to $17 million in unrecognized tax benefits related to the expiration of foreign statute of limitations and the conclusion of income tax examinations may be recognized within the next twelve months.
Restructuring and Other Charges
Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. For the full year 2016, we incurred $36 million in restructuring and related costs including asset write-downs of $6 million, primarily related to manufacturing footprint improvements in North America Ride Performance, headcount reduction and cost improvement initiatives in Europe and China Clean Air, South America and Australia, of which $17 million was recorded in cost of sales, $12 million in SG&A, $1 million in engineering expense, $2 million in other expense and $4 million in depreciation and amortization expense. In the first quarter of 2017, we incurred $15 million in restructuring and related costs including asset write-downs of $1 million, primarily related to closing a Clean Air Belgian JIT plant in response to the end of production on a customer platform and cost improvement initiatives in Europe, of which $11 million was recorded in cost of sales, $3 million in SG&A and $1 million in depreciation and amortization expense. In the first quarter of 2016, we incurred $14 million in restructuring and related costs including asset write-downs of $5 million, primarily related to European cost reduction efforts and headcount reductions in South America, of which $3 million was recorded in cost of sales, $6 million in SG&A, $2 million in other expense and $3 million in depreciation and amortization expense.
Amounts related to activities that are part of our restructuring reserves are as follows:

	December 31, 2016 Restructuring Reserve	2017 Expenses	2017 Cash Payments	Impact of Exchange Rates	March 31, 2017 Restructuring Reserve
	(Millions)
Employee Severance, Termination Benefits and Other Related Costs	$15	13	(6)	—	$22
On January 31, 2013, we announced our intent to reduce structural costs in Europe by approximately $60 million annually. During the first quarter of 2016, we reached an annualized run rate on this cost reduction initiative of $49 million. With the disposition of the Gijon, Spain plant, which was completed at the end of the first quarter of 2016, the annualized rate essentially reached our target of $55 million at the current exchange rates at that time. In the first quarter of 2017, we incurred $15 million in restructuring and related costs, of which $2 million was related to this initiative. While we are nearing the completion of this initiative, we expect to incur additional restructuring and related costs in 2017 due to certain ongoing matters. For example, we closed the Gijon plant in 2013, but subsequently re-opened it in July 2014 with about half of its prior workforce after the employees' works council successfully filed suit challenging the closure decision. Pursuant to an agreement we entered into with employee representatives, we engaged in a sales process for the facility. In March of 2016, we signed an agreement to transfer ownership of the aftermarket shock absorber manufacturing facility in Gijon to German private equity fund Quantum Capital Partners A.G. (QCP). The transfer to QCP was effective March 31, 2016 and under a three year manufacturing agreement, QCP will also continue as a supplier to Tenneco.

Under the terms of our amended and restated senior credit agreement that took effect on December 8, 2014, we are allowed to exclude up to $150 million in the aggregate of all costs, expenses, fees, fines, penalties, judgments, legal settlements and other amounts associated with any restructuring, litigation, claim, proceeding or investigation related to or undertaken by us or any of our subsidiaries, together with any related provision for taxes, incurred after December 8, 2014 in the calculation of the financial covenant ratios required under our senior credit facility. As of March 31, 2017, we had excluded $96 million of allowable charges relating to restructuring initiatives against the $150 million available under the terms of the senior credit facility.
Earnings Per Share
We reported net income attributable to Tenneco Inc. of $63 million or $1.16 per diluted common share for the first quarter of 2017. Included in the results for the first quarter of 2017 was positive impact from net tax benefit which was more than offset by negative impacts from expenses related to our restructuring activities and charges related to pension derisking and the acceleration of restricted stock vesting. The total impact of these items decreased earnings per diluted share by $0.37. We reported net income attributable to Tenneco Inc. of $57 million or $0.99 per diluted common share for the first quarter of 2016. Included in the results for the first quarter of 2016 were negative impacts from expenses related to our restructuring activities offset partially by net tax benefits. The total impact of these items decreased earnings per diluted share by $0.18.
Dividends on Common Stock
On February 1, 2017, Tenneco announced the reinstatement of a quarterly dividend program. We expect to pay a quarterly dividend of $0.25 per share on our common stock, representing a planned annual dividend of $1.00 per share. In March 2017, we paid an initial quarterly dividend of $0.25 per share, or $13 million. While we currently expect that comparable quarterly cash dividends will continue to be paid in the future, our dividend program and the payment of future cash dividends under the program are subject to continued capital availability, the judgment of our Board of Directors and our continued compliance with the provisions pertaining to the payment of dividends under our debt agreements.
Cash Flows for the Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,
	2017	2016
	(Millions)
Cash provided (used) by:
Operating activities	$(9)	$(29)
Investing activities	(107)	(74)
Financing activities	102	183
Operating Activities
For the first quarter of 2017, operating activities used $9 million in cash compared to $29 million in cash used during last year’s first quarter, driven by higher earnings and continued strong performance in accounts receivables, payables and inventories. For the first quarter of 2017, cash used for working capital was $158 million versus $164 million of cash used for working capital in the first quarter of 2016. Receivables were a use of cash of $137 million in the first quarter of 2017 compared to a use of cash of $160 million in the prior year’s first quarter. Inventory represented a cash outflow of $45 million for the first quarter of 2017 and a cash outflow of $51 million during the first quarter of 2016. Accounts payable provided $91 million of cash for the quarter ended March 31, 2017 compared to $56 million of cash provided for the quarter ended March 31, 2016. Cash taxes were $15 million in the first quarter of 2017 compared to $21 million in the prior year's first quarter.
Investing Activities
Cash used for investing activities was $107 million in the first quarter of 2017 compared to cash used of $74 million in the same period a year ago. Cash payments for plant, property and equipment were $103 million in the first quarter of 2017 versus payments of $68 million in the first quarter of 2016. Cash payments for software-related intangible assets were $6 million in each of the first quarters of 2017 and 2016. Changes in restricted cash were a use of cash of $1 million in each of the first quarters of 2017 and 2016.
Financing Activities
Cash flow from financing activities was an inflow of $102 million for the quarter ended March 31, 2017, compared to an inflow of $183 million for the quarter ended March 31, 2016. We repurchased 240,000 shares of our outstanding common stock for $16 million at an average price of $64.81 per share during the first quarter of 2017 and 360,000 shares of our outstanding common stock for $16 million at an average price of $45.09 per share during the first quarter of 2016. Since announcing our share repurchase program in 2015, we have repurchased a total of approximately 8.7 million shares for $454 million, representing 14 percent of the shares outstanding at that time. In February 2017, the Board authorized the repurchase of up to $400 million of common stock over the next three years. This amount includes the $112 million that remained authorized under earlier repurchase programs. As of March 31, 2017, we had $384 million remaining on the share repurchase authorization. On February 1, 2017, our Board of Directors declared a cash dividend of $0.25, payable on March 23, 2017 to shareholders of record as of March 7, 2017. In March 2017, we paid an initial quarterly dividend of $0.25 per share, or $13 million.
Borrowings under our revolving credit facility were $417 million at March 31, 2017 and $288 million at March 31, 2016. At March 31, 2017, there was $50 million borrowing under the U.S. accounts receivable securitization program, whereas at March 31, 2016, there was $30 million outstanding.
Outlook
In the second quarter 2017, we expect year-over-year revenue growth of approximately five percent on a constant currency basis, outpacing estimated light vehicle industry production growth by four percentage points. Based on current exchange rates, we anticipate a two percent currency headwind in the second quarter.
Our organic revenue growth is expected to be driven by Clean Air and Ride Performance content on top-selling light vehicle platforms globally, continued strong commercial truck growth, and a steady contribution from the global aftermarket.
We also reaffirm our full-year revenue growth outlook announced in January 2017. On a constant currency basis, we expect year-over-year growth of five percent, outpacing estimated light vehicle industry growth by four percentage points. We also expect annual margin improvement in 2017.
Tenneco's revenue projections are based on the type of information set forth under "Outlook" in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" as set forth in Tenneco's Annual Report on Form 10-K for the year ended December 31, 2016. Please see that disclosure for further information. Additionally, revenue assumptions for the second quarter and full year 2017 are based on current and projected customer production schedules as well as aggregate industry production, which includes IHS Automotive April 2017 global light vehicle production forecasts, Power Systems Research (PSR) April 2017 forecast for global commercial truck and buses, PSR off-highway engine production in North America and Europe and Tenneco estimates. Unless otherwise indicated, our revenue estimate methodology does not attempt to forecast currency fluctuation, and accordingly reflects constant currency. See “Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995” and Item 1A, “Risk Factors.”
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
Revenue Recognition
We recognize revenue for sales to our original equipment and aftermarket customers when title and risk of loss passes to the customers under the terms of our arrangements with those customers, which is usually at the time of shipment from our plants or distribution centers. Generally, in connection with the sale of exhaust systems to certain original equipment manufacturers, we purchase catalytic converters and diesel particulate filters or components thereof including precious metals (“substrates”) on behalf of our customers which are used in the assembled system. These substrates are included in our inventory and “passed through” to the customer at our cost, plus a small margin, since we take title to the inventory and are responsible for both the delivery and quality of the finished product. Revenues recognized for substrate sales were $547 million and $510 million for the first three months of 2017 and 2016, respectively. For our aftermarket customers, we provide for promotional incentives and returns at the time of sale. Estimates are based upon the terms of the incentives and historical experience with returns. Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis. Shipping and handling costs billed to customers are included in revenues and the related costs are included in cost of sales in our condensed consolidated statements of income.
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
Pre-production Design and Development and Tooling Assets
We expense pre-production design and development costs as incurred unless we have a contractual guarantee for reimbursement from the original equipment customer. Unbilled pre-production design and development costs recorded in prepayments and other and long-term receivables totaled $22 million at both March 31, 2017 and December 31, 2016. In addition, plant, property and equipment included $63 million and $62 million at March 31, 2017 and December 31, 2016, respectively, for original equipment tools and dies that we own, and prepayments and other included $125 million and $97 million at March 31, 2017 and December 31, 2016, respectively, for in-process tools and dies that we are building for our original equipment customers.
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
The estimated fair value of each of our reporting units exceeded the carrying value of their assets and liabilities as October 31, 2016.
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
Our approach to establishing the discount rate assumption for both our domestic and foreign plans is generally based on the yield on high-quality corporate fixed-income investments. At the end of each year, the discount rate is determined using the results of bond yield curve models based on a portfolio of high quality bonds matching the notional cash inflows with the expected benefit payments for each significant benefit plan. Based on this approach, we lowered the weighted average discount rate for all our pension plans to 3.3 percent in 2017 from 3.9 percent in 2016. The discount rate for postretirement benefits was lowered to 4.2 percent in 2017 from 4.3 percent in 2016.
Our approach to determining expected return on plan asset assumptions evaluates both historical returns as well as estimates of future returns, and is adjusted for any expected changes in the long-term outlook for the equity and fixed income markets. As a result, our estimate of the weighted average long-term rate of return on plan assets for all of our pension plans was lowered to 6.1 percent for 2017 from 6.6 percent for 2016.
Except in the U.K., our pension plans generally do not require employee contributions. Our policy is to fund our pension plans in accordance with applicable U.S. and foreign government regulations and to make additional payments as funds are available to achieve full funding of the accumulated benefit obligation. As of March 31, 2017, all legal funding requirements have been met.
New Accounting Pronouncements
Note 11 in our notes to condensed consolidated financial statements located in Part I Item 1 of this Form 10-Q is incorporated herein for reference.

Liquidity and Capital Resources
Capitalization

	March 31, 2017	December 31, 2016	% Change
	(Millions)
Short-term debt and maturities classified as current	$113	$90	26%
Long-term debt	1,406	1,294	9
Total debt	1,519	1,384	10
Total redeemable noncontrolling interests	52	43	21
Total noncontrolling interests	59	51	16
Tenneco Inc. shareholders’ equity	656	588	12
Total equity	715	639	12
Total capitalization	$2,286	$2,066	11%
General. Short-term debt, which includes maturities classified as current, borrowings by foreign subsidiaries, and borrowings under our U.S. accounts receivable securitization program, were $113 million and $90 million as of March 31, 2017 and December 31, 2016, respectively. Borrowings under our revolving credit facilities, which are classified as long-term debt, were $417 million and $300 million at March 31, 2017 and December 31, 2016, respectively.
The 2017 year-to-date increase in Tenneco Inc. shareholders' equity primarily resulted from net income attributable to Tenneco Inc. of $63 million, a $7 million increase related to pension and postretirement benefits, a $6 million increase in premium on common stock and other capital surplus relating to common stock issued pursuant to benefit plans, and a $21 million increase caused by the impact of changes in foreign exchange rates on the translation of financial statements of our foreign subsidiaries into U.S. dollars, partially offset by a $13 million decrease related to cash dividends declared and a $16 million increase in treasury stock as a result of purchases of common stock under our share purchase program.
Overview. Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions. The arrangement is secured by substantially all our domestic assets and pledges of up to 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries.
As of March 31, 2017, the senior credit facility provides us with a total revolving credit facility size of $1,200 million and had a $264 million balance outstanding under the Tranche A Term Facility, both of which will mature on December 8, 2019. Net carrying amount for the balance outstanding under the Tranche A Term Facility including a $1 million debt issuance cost was $263 million. Funds may be borrowed, repaid and re-borrowed under the revolving credit facility without premium or penalty (subject to any customary LIBOR breakage fees). The revolving credit facility is reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. Outstanding letters of credit reduce our availability to borrow revolving loans under the facility. We are required to make quarterly principal payments under the Tranche A Term Facility of $5.625 million through December 31, 2017, $7.5 million beginning March 31, 2018 through September 30, 2019 and a final payment of $195 million is due on December 8, 2019. We have excluded the required payments, within the next twelve months, under the Tranche A Term Facility totaling $24 million from current liabilities as of March 31, 2017, because we have the intent and ability to refinance the obligations on a long-term basis by using our revolving credit facility.
At March 31, 2017, of the $1,200 million available under the revolving credit facility, we had unused borrowing capacity of $783 million with $417 million in outstanding borrowings and no outstanding letters of credit. As of March 31, 2017, our outstanding debt also included (i) $264 million of a term loan which consisted of a $263 million net carrying amount including a $1 million debt issuance cost related to our Tranche A Term Facility which is subject to quarterly principal payments as described above through December 8, 2019, (ii) $225 million of notes which consisted of a $221 million net carrying amount including a $4 million debt issuance cost related to our 5 3/8 percent senior notes due December 15, 2024, (iii) $500 million of notes which consisted of a $492 million net carrying amount including a $8 million debt issuance cost related to our 5 percent senior notes due July 15, 2026 (which were issued on June 13, 2016), and (iv) $126 million of other debt.
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
Senior Credit Facility — Other Terms and Conditions. Our senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA, as defined in the senior credit facility agreement), and consolidated interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined in the senior credit facility agreement) at the end of each period indicated. Failure to maintain these ratios will result in a default under our senior credit facility. The financial ratios required under the senior credit facility and the actual ratios we achieved for the first quarter of 2017, are as follows:

	Quarter Ended
	March 31, 2017
	Required	Actual
Leverage Ratio (maximum)	3.50	1.58
Interest Coverage Ratio (minimum)	2.75	15.73

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
As of March 31, 2017, we were in compliance with all the financial covenants and operational restrictions of the senior credit facility. Our senior credit facility does not contain any terms that could accelerate payment of the facility or affect pricing under the facility as a result of a credit rating agency downgrade.
Senior Notes. As of March 31, 2017, our outstanding senior notes included $225 million of 5 3/8 percent senior notes due December 15, 2024 which consisted of $221 million net carrying amount including a $4 million debt issuance cost and $500 million of 5 percent senior notes due July 15, 2026 which consisted of $492 million net carrying amount including a $8 million debt issuance cost. Under the indentures governing the remaining notes, we are permitted to redeem some or all of the remaining senior notes at specified prices that decline to par over a specified period, (a) on or after July 15, 2021, in case of the senior notes due 2026, and (b) on or after December 15, 2019, in the case of the senior notes due 2024. In addition, the notes may also be redeemed in whole or in part at a redemption price generally equal to 100 percent of the principal amount thereof plus a premium based on the present values of the remaining payments due to the note holders. Further, the indentures governing the notes also permit us to redeem up to 35 percent of the senior notes with the proceeds of certain equity offerings, (a) on or before July 15, 2019 at a redemption price equal to 105 percent, in case of the senior notes due 2026 and (b) on or before December 15, 2017 at a redemption price equal to 105.375 percent, in case of the senior notes due 2024. If we sell certain of our assets or experience specified kinds of changes in control, we must offer to repurchase the notes due 2026 and 2024 at 101 percent of the principal amount thereof plus accrued and unpaid interest.
Our senior notes due, respectively, December 15, 2024 and July 15, 2026 contain covenants that will, among other things, limit our ability to create liens, and enter into sale and leaseback transactions. Our senior notes due 2024 also require that, as a condition precedent to incurring certain types of indebtedness not otherwise permitted, our consolidated fixed charge coverage ratio, as calculated on a pro forma basis, be greater than 2.00, as well as containing restrictions on our operations, including limitations on: (i) incurring additional indebtedness; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; (v) asset sales and (vi) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee our senior notes on a joint and several basis. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. As of March 31, 2017, we were in compliance with the covenants and restrictions of these indentures.
Accounts Receivable Securitization. We securitize some of our accounts receivable on a limited recourse basis in the U.S. and Europe. As servicer under these accounts receivable securitization programs, we are responsible for performing all accounts receivable administration functions for these securitized financial assets including collections and processing of customer invoice adjustments. In the U.S., we have an accounts receivable securitization program with three commercial banks comprised of a first priority facility and a second priority facility. We securitize original equipment and aftermarket receivables on a daily basis under the bank program. In April 2017, the U.S. program was amended and extended to April 30, 2019. The first priority facility now provides financing of up to $155 million and the second priority facility, which is subordinated to the first priority facility, now provides up to an additional $25 million of financing. Both facilities monetize accounts receivable generated in the U.S. and Canada that meet certain eligibility requirements, and the second priority facility also monetizes certain accounts receivable generated in the U.S. and Canada that would otherwise be ineligible under the first priority securitization facility. The amount of outstanding third-party investments in our securitized accounts receivable under the U.S. program was $50 million and $30 million at March 31, 2017 and December 31, 2016, respectively.
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
We also securitize receivables in our European operations with regional banks in Europe. The arrangements to securitize receivables in Europe are provided under seven separate facilities provided by various financial institutions in each of the foreign jurisdictions. The commitments for these arrangements are generally for one year, but some may be canceled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon notification. The amount of outstanding third-party investments in our securitized accounts receivable in Europe was $209 million and $160 million at March 31, 2017 and December 31, 2016, respectively.
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
In our U.S. accounts receivable securitization program, we transfer a partial interest in a pool of receivables and the interest that we retain is subordinate to the transferred interest. Accordingly, we account for our U.S. securitization program as a secured borrowing. In our European programs, we transfer accounts receivables in their entirety to the acquiring entities and satisfy all of the conditions established under ASC Topic 860, “Transfers and Servicing,” to report the transfer of financial assets in their entirety as a sale. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under our European securitization programs approximates the fair value of such receivables. We recognized $1 million interest expense in each of the three month periods ended March 31, 2017 and 2016 relating to our U.S. securitization program. In addition, we recognized a loss of $1 million in each of the three month periods ended March 31, 2017 and 2016, on the sale of trade accounts receivable in our European accounts receivable securitization programs, representing the discount from book values at which these receivables were sold to our banks. The discount rate varies based on funding costs incurred by our banks, which averaged approximately two percent during the first three months of both 2017 and 2016.
Financial Instruments. One of our European subsidiaries receives payment from one of its customers whereby the accounts receivable are satisfied through the delivery of negotiable financial instruments. We may collect these financial instruments before their maturity date by either selling them at a discount or using them to satisfy accounts receivable that have previously been sold to a European bank. Any of these financial instruments which are not sold are classified as other current assets. Such financial instruments held by our European subsidiary totaled zero and less than $1 million as of March 31, 2017 and December 31, 2016, respectively.
In certain instances, several of our Chinese subsidiaries receive payment from customers through the receipt of financial instruments on the date the customer payments are due. Several of our Chinese subsidiaries also satisfy vendor payments through the delivery of financial instruments on the date the payments are due. Financial instruments issued to satisfy vendor payables and not redeemed totaled $12 million at both March 31, 2017 and December 31, 2016 and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $9 million and $5 million at March 31, 2017 and December 31, 2016, respectively. We classify financial instruments received from our customers as other current assets if issued by a financial institution of our customers or as customer notes and accounts, net if issued by our customer. We classified $9 million and $5 million in other current assets at March 31, 2017 and December 31, 2016, respectively.
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
Supply Chain Financing. Certain of our suppliers in the U.S. participate in a supply chain financing programs under which they securitize their accounts receivables from Tenneco. Financial institutions participate in the supply chain financing program on an uncommitted basis and can cease purchasing receivables from Tenneco's suppliers at any time. If the financial institutions did not continue to purchase receivables from Tenneco's suppliers under these programs, the participating vendors may have a need to renegotiate their payment terms with Tenneco which in turn would cause our borrowings under our revolving credit facility to increase.
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
In managing our foreign currency exposures, we identify and then hedge exposures by creating offsetting intercompany exposures or through third-party derivative contracts. The fair value of our foreign currency forward contracts was a net asset position of less than $1 million at March 31, 2017 and is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. The following table summarizes by major currency the notional amounts for our foreign currency forward purchase and sale contracts as of March 31, 2017. All contracts in the following table mature in 2017.

		March 31, 2017
		Notional Amount in Foreign Currency
		(Millions)
British pounds	—Purchase	19
	—Sell	(9)
Canadian dollars	—Purchase	2
	—Sell	(4)
European euro	—Purchase	10
	—Sell	(5)
Japanese yen	—Purchase	89
	—Sell	(90)
South African rand	—Sell	(7)
U.S. dollars	—Purchase	21
	—Sell	(35)
Interest Rate Risk
Our financial instruments that are sensitive to market risk for changes in interest rates are primarily our debt securities. We use our revolving credit facility to finance our short-term and long-term capital requirements. We pay a current market rate of interest on these borrowings. Our long-term capital requirements have been financed with long-term debt with original maturity dates ranging from five to ten years. On March 31, 2017, we had $740 million in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed through July 2026, $225 million is fixed through December 2024, and the remainder is fixed from 2017 through 2025. We also have $684 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” earlier in this Management’s Discussion and Analysis.
We estimate that the fair value of our long-term debt at March 31, 2017 was about 100 percent of its book value. A one percentage point increase or decrease in interest rates related to our variable interest rate debt would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $8 million.

Environmental Matters, Legal Proceedings and Product Warranties
Note 7 in our notes to condensed consolidated financial statements located in Part I Item 1 of this Form 10-Q is incorporated herein for reference.
Tenneco 401(K) Retirement Savings Plan
Effective January 1, 2012, the Tenneco Employee Stock Ownership Plan for Hourly Employees and the Tenneco Employee Stock Ownership Plan for Salaried Employees were merged into one plan called the Tenneco 401(k) Retirement Savings Plan (the “Retirement Savings Plan”). Under the plan, subject to limitations in the Internal Revenue Code, participants may elect to defer up to 75 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We match 100 percent of an employee's contributions up to three percent of the employee's salary and 50 percent of an employee's contributions that are between three percent and five percent of the employee's salary. In connection with freezing the defined benefit pension plans for nearly all U.S. based salaried and non-union hourly employees effective December 31, 2006, and the related replacement of those defined benefit plans with defined contribution plans, we are making additional contributions to the Retirement Savings Plan. We recorded expense for these contributions of approximately $6 million and $7 million for the three month periods ended March 31, 2017 and 2016, respectively. Matching contributions vest immediately. Defined benefit replacement contributions fully vest on the employee’s third anniversary of employment.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1A.RISK FACTORS
We are exposed to certain risks and uncertainties that could have a material adverse impact on our business, financial condition and operating results. There have been no other material changes to the Risk Factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) Not applicable.
(c) Purchase of equity securities by the issuer and affiliated purchasers. The following table provides information relating to our purchase of shares of our common stock in the first quarter of 2017. These purchases reflect shares withheld upon vesting of restricted stock for tax withholding obligations as well as shares repurchased through our share repurchase program. We generally intend to continue to satisfy tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares.
In January 2015, our Board of Directors approved a share repurchase program, authorizing our company to repurchase up to $350 million of our outstanding common stock over a three year period. In October 2015, our Board of Directors expanded this share repurchase program, authorizing the repurchase of an additional $200 million of the Company's outstanding common stock. In February 2017, our Board of Directors authorized the repurchase of up to $400 million of the Company's outstanding common stock over the next three years. This includes $112 million that remained authorized under earlier repurchase programs. The Company anticipates acquiring the shares through open market or privately negotiated transactions, which will be funded through cash from operations. The repurchase program does not obligate the Company to repurchase shares within any specific time or situations, and opportunities in higher priority areas could affect the cadence of this program. We repurchased 240,000 shares for $16 million through this program in the three months ended March 31, 2017. Since we announced the share repurchase program in January 2015, we have repurchased 8.7 million shares for $454 million through March 31, 2017.

Period	Total Number of Shares Purchased (1)	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares That May Yet be Purchased Under These Plans or Programs (Millions)
January 2017	75,947	$66.10	—	$400
February 2017	48,653	$68.34	—	400
March 2017	256,446	$64.99	240,000	384
Total	381,046	$65.64	240,000	$384

(1)	Includes shares withheld upon vesting of restricted stock in the amount of 75,947 in January 2017, 48,653 in February 2017 and 16,446 in March 2017.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, Tenneco Inc. has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TENNECO INC.

By:	/S/ KENNETH R. TRAMMELL
Kenneth R. Trammell
Executive Vice President and Chief Financial Officer
Dated: May 5, 2017

INDEX TO EXHIBITS
TO
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2017

Exhibit Number		Description
10.1	—
Form of Restricted Stock Award Agreement for Employees under Tenneco Inc. 2006 Long-Term Incentive Plan (for awards commencing February 2017) (incorporated herein by reference to Exhibit 10.78 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2016, File No. 1-12387).

10.2	—
Form of Long-Term Performance Unit Award Agreement for Employees under Tenneco Inc. 2006 Long-Term Incentive Plan (for awards commencing February 2017) (incorporated herein by reference to Exhibit 10.79 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2016, File No. 1-12387).

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