Form 10-Q
period 2017-06-30
TENNECO INC
filed 2017-08-09
CIK 1024725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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
Common Stock, par value $0.01 per share: 53,202,666 shares outstanding as of August 4, 2017.

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
FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS (UNAUDITED)
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Tenneco Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Tenneco Inc. and its subsidiaries as of June 30, 2017, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month and six-month periods ended June 30, 2017 and 2016 and the condensed consolidated statement of changes in shareholders’ equity for the six-month periods ended June 30, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated February 24, 2017, we expressed an unqualified opinion on those consolidated financial statements. As discussed in Note 14 to the accompanying condensed consolidated interim financial statements, the Company has reflected the effects of a revision. The accompanying December 31, 2016 condensed consolidated balance sheet reflects this change.

/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
August 9, 2017

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
	(Millions Except Share and Per Share Amounts)		(Millions Except Share and Per Share Amounts)
Revenues
Net sales and operating revenues	$2,317	$2,212	$4,609	$4,348

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	1,946	1,816	3,877	3,586
Engineering, research, and development	36	37	75	76
Selling, general, and administrative	253	134	401	281
Depreciation and amortization of other intangibles	55	52	107	106
	2,290	2,039	4,460	4,049
Other expense
Loss on sale of receivables	(1)	(1)	(2)	(2)
Other income (expense)	1	(1)	1	(2)
	—	(2)	(1)	(4)
Earnings before interest expense, income taxes, and noncontrolling interests	27	171	148	295
Interest expense	20	34	35	52
Earnings before income taxes and noncontrolling interests	7	137	113	243
Income tax (benefit) expense	(8)	39	25	73
Net income	15	98	88	170
Less: Net income attributable to noncontrolling interests	18	16	32	31
Net income (loss) attributable to Tenneco Inc.	$(3)	$82	$56	$139
Earnings per share
Weighted average shares of common stock outstanding —
Basic	53,505,341	56,873,353	53,662,375	56,991,568
Diluted	53,505,341	57,331,749	53,952,918	57,391,932
Basic earnings per share of common stock	$(0.05)	$1.44	$1.05	$2.44
Diluted earnings per share of common stock	$(0.05)	$1.43	$1.05	$2.42
Cash dividends declared	$0.25	$—	$0.50	$—
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of income.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30, 2017
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	(Millions)
Net Income		$(3)		$18		$15
Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance April 1	$(317)		$(4)		$(321)
Translation of foreign currency statements	32	32	2	2	34	34
Balance June 30	(285)		(2)		(287)
Additional Liability for Pension and Postretirement Benefits
Balance April 1	(320)		—		(320)
Additional liability for pension and postretirement benefits, net of tax	4	4	—	—	4	4
Balance June 30	(316)		—		(316)
Balance June 30	$(601)		$(2)		$(603)
Other Comprehensive Income		36		2		38
Comprehensive Income		$33		$20		$53
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of comprehensive income.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30, 2016
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	(Millions)
Net Income		$82		$16		$98
Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance April 1	$(274)		$—		$(274)
Translation of foreign currency statements	(20)	(20)	(2)	(2)	(22)	(22)
Balance June 30	(294)		(2)		(296)
Additional Liability for Pension and Postretirement Benefits
Balance April 1	(364)		—		(364)
Additional liability for pension and postretirement benefits, net of tax	3	3	—	—	3	3
Balance June 30	(361)		—		(361)
Balance June 30	$(655)		$(2)		$(657)
Other Comprehensive Loss		(17)		(2)		(19)
Comprehensive Income		$65		$14		$79
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of comprehensive income.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Six Months Ended June 30, 2017
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	(Millions)
Net Income		$56		$32		$88
Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$(338)		$(5)		$(343)
Translation of foreign currency statements	53	53	3	3	56	56
Balance June 30	(285)		(2)		(287)
Additional Liability for Pension and Postretirement Benefits
Balance January 1	(327)		—		(327)
Additional Liability for Pension and Postretirement Benefits, net of tax	11	11	—	—	11	11
Balance June 30	(316)		—		(316)
Balance June 30	$(601)		$(2)		$(603)
Other Comprehensive Income		64		3		67
Comprehensive Income		$120		$35		$155

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of comprehensive income.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Six Months Ended June 30, 2016
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	(Millions)
Net Income		$139		$31		$170
Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$(297)		$(1)		$(298)
Translation of foreign currency statements	3	3	(1)	(1)	2	2
Balance June 30	(294)		(2)		(296)
Additional Liability for Pension and Postretirement Benefits
Balance January 1	(368)		—		(368)
Additional Liability for Pension and Postretirement Benefits, net of tax	7	7	—	—	7	7
Balance June 30	(361)		—		(361)
Balance June 30	$(655)		$(2)		$(657)
Other Comprehensive Income (Loss)		10		(1)		9
Comprehensive Income		$149		$30		$179

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of comprehensive income.

TENNECO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2017	December 31, 2016
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$333	$347
Restricted cash	2	2
Receivables —
Customer notes and accounts, net	1,482	1,272
Other	19	22
Inventories —
Finished goods	324	284
Work in process	261	245
Raw materials	159	137
Materials and supplies	71	64
Prepayments and other	311	229
Total current assets	2,962	2,602
Other assets:
Long-term receivables, net	9	9
Goodwill	59	57
Intangibles, net	18	19
Deferred income taxes	244	199
Other	110	103
	440	387
Plant, property, and equipment, at cost	3,821	3,548
Less — Accumulated depreciation and amortization	(2,342)	(2,191)
	1,479	1,357
Total Assets	$4,881	$4,346
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)	$107	$90
Accounts payable	1,608	1,501
Accrued taxes	53	39
Accrued interest	13	15
Accrued liabilities	331	285
Other	182	43
Total current liabilities	2,294	1,973
Long-term debt	1,490	1,294
Deferred income taxes	7	7
Postretirement benefits	251	273
Deferred credits and other liabilities	157	139
Commitments and contingencies
Total liabilities	4,199	3,686
Redeemable noncontrolling interests	25	40
Tenneco Inc. Shareholders’ equity:
Common stock	1	1
Premium on common stock and other capital surplus	3,106	3,098
Accumulated other comprehensive loss	(601)	(665)
Retained earnings (accumulated deficit)	(1,070)	(1,100)
	1,436	1,334
Less — Shares held as treasury stock, at cost	821	761
Total Tenneco Inc. shareholders’ equity	615	573
Noncontrolling interests	42	47
Total equity	657	620
Total liabilities, redeemable noncontrolling interests and equity	$4,881	$4,346
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
	(Millions)

Operating Activities
Net income	$15	$98	$88	$170
Adjustments to reconcile net income to cash provided by operating activities —
Depreciation and amortization of other intangibles	55	52	107	106
Deferred income taxes	(7)	9	—	12
Stock-based compensation	2	3	11	10
Loss on sale of assets	—	1	1	1
Changes in components of working capital —
(Increase) decrease in receivables	(39)	(19)	(176)	(179)
(Increase) decrease in inventories	(15)	2	(60)	(49)
(Increase) decrease in prepayments and other current assets	(11)	(16)	(68)	(35)
Increase (decrease) in payables	(7)	7	86	64
Increase (decrease) in accrued taxes	(41)	(6)	(38)	9
Increase (decrease) in accrued interest	3	(12)	(2)	—
Increase (decrease) in other current liabilities	160	—	152	(17)
Changes in long-term assets	1	1	—	4
Changes in long-term liabilities	2	8	7	2
Other	1	4	2	5
Net cash provided by operating activities	119	132	110	103
Investing Activities
Proceeds from sale of assets	3	2	6	3
Proceeds from sale of equity interest	9	—	9	—
Cash payments for plant, property, and equipment	(90)	(71)	(193)	(139)
Cash payments for software related intangible assets	(6)	(3)	(12)	(9)
Changes in restricted cash	1	(1)	—	(2)
Other	(4)	—	(4)	—
Net cash used by investing activities	(87)	(73)	(194)	(147)
Financing Activities
Issuance (repurchase) of common shares	—	4	(3)	2
Cash dividends	(13)	—	(26)	—
Retirement of long-term debt - net	(2)	(344)	(8)	(348)
Issuance of long-term debt - net	136	501	136	506
Debt issuance cost of long-term debt	(8)	(8)	(8)	(8)
Purchase of common stock under the share repurchase program	(44)	(41)	(60)	(57)
Net increase (decrease) in bank overdrafts	(12)	(2)	(9)	5
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivable	(57)	(168)	60	25
Net increase (decrease) in short-term borrowings secured by accounts receivable	—	(30)	20	(30)
Distributions to noncontrolling interest partners	(33)	(27)	(33)	(27)
Net cash provided (used) by financing activities	(33)	(115)	69	68
Effect of foreign exchange rate changes on cash and cash equivalents	(7)	(7)	1	—
Increase (decrease) in cash and cash equivalents	(8)	(63)	(14)	24
Cash and cash equivalents, April 1 and January 1, respectively	341	374	347	287
Cash and cash equivalents, June 30 (Note)	$333	$311	$333	$311
Supplemental Cash Flow Information
Cash paid during the period for interest (net of interest capitalized)	$16	$42	$38	$48
Cash paid during the period for income taxes (net of refunds)	28	37	43	58
Non-cash Investing and Financing Activities
Period end balance of trade payables for plant, property, and equipment	$51	$35	$51	$35
Note: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of cash flows.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Six Months Ended June 30,
	2017		2016
	Shares	Amount	Shares	Amount
	(Millions Except Share Amounts)
Tenneco Inc. Shareholders:
Common Stock
Balance January 1	65,891,930	$1	65,067,132	$1
Issued pursuant to benefit plans	35,502	—	346,394	—
Restricted shares forfeited	(104,668)	—	(32,192)	—
Stock options exercised	168,105	—	205,166	—
Balance June 30	65,990,869	1	65,586,500	1
Premium on Common Stock and Other Capital Surplus
Balance January 1		3,098		3,081
Premium on common stock issued pursuant to benefit plans		8		12
Balance June 30		3,106		3,093
Accumulated Other Comprehensive Loss
Balance January 1		(665)		(665)
Other comprehensive income		64		10
Balance June 30		(601)		(655)
Retained Earnings (Accumulated Deficit)
Balance January 1		(1,100)		(1,456)
Net income attributable to Tenneco Inc.		56		139
Cash dividends declared		(26)		—
Balance June 30		(1,070)		(1,317)
Less — Common Stock Held as Treasury Stock, at Cost
Balance January 1	11,655,938	761	7,473,325	536
Purchase of common stock through stock repurchase program	1,023,800	60	1,132,805	57
Balance June 30	12,679,738	821	8,606,130	593
Total Tenneco Inc. shareholders’ equity		$615		$529
Noncontrolling Interests:
Balance January 1		$47		$39
Net income		14		13
Other comprehensive loss		1		(1)
Dividends declared		(20)		—
Balance June 30		$42		$51
Total equity		$657		$580
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
In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of Tenneco Inc.’s results of operations, comprehensive income, financial position, cash flows, and changes in shareholders’ equity for the periods indicated. We have prepared the unaudited condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (U.S. GAAP) for annual financial statements.
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
Revision of Previously Issued Financial Statements
For the periods from April 1, 2013 through March 31, 2017, we identified approximately $34 million in lump sum payments from our suppliers that were incorrectly recorded upon receipt as a reduction to cost of sales. The errors resulted from the intentional mischaracterization by certain purchasing and accounting personnel at the Company’s China subsidiaries of the nature of the accounting transactions related to the payments received from suppliers. These payments should have been deferred and amortized over the life of the underlying supplier agreements. The deferred amount related to these payments was $27 million at June 30, 2017 and recorded within deferred credit and other liabilities. In addition, we identified an unrelated error of approximately $7 million of substrate liabilities that should have been accrued during the periods from January 1, 2016 through March 31, 2017, understating cost of sales in each of these periods. We evaluated the impact of these items on prior periods under the guidance of SEC Staff Accounting Bulletin (SAB) No. 99, “Materiality” and determined that the amounts were not material to previously issued financial statements. As a result, we have revised and will revise for annual and interim periods in future filings, for certain amounts in the consolidated financial statements in order to correct these errors. See Note 14 in our notes to condensed consolidated financial statements located in Part I Item 1 of this Form 10-Q.
Prepayments and Other
Prepayments and other included $133 million and $97 million at June 30, 2017 and December 31, 2016, respectively, for in-process tools and dies that we are building for our original equipment customers.
Accounts Payable
Accounts payable included $103 million and $99 million at June 30, 2017 and December 31, 2016, respectively, for accrued compensation and $17 million and $26 million at June 30, 2017 and December 31, 2016, respectively, for bank overdrafts at our European subsidiaries.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

Redeemable Noncontrolling Interests
The following is a rollforward of activities in our redeemable noncontrolling interests for the six months ended June 30, 2017 and 2016, respectively:

	Six Months Ended June 30,
	2017	2016
	(Millions)
Balance January 1	$40	$42
Net income attributable to redeemable noncontrolling interests	19	18
Other comprehensive loss	1	(1)
Dividends declared	(35)	(33)
Balance June 30	$25	$26

(2)	Financial Instruments
The net carrying and estimated fair values of our financial instruments by class at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017		December 31, 2016
	Net Carrying Amount	Fair Value	Net Carrying Amount	Fair Value
	(Millions)
Long-term debt (including current maturities)	$1,492	$1,520	$1,297	$1,311
Equity swap agreement and foreign exchange forward contracts:
Asset derivative contracts (a)	4	4	—	—

(a) All derivatives are categorized within Level 2 of the fair value hierarchy.
Asset and Liability Instruments — The fair value of cash and cash equivalents, short and long-term receivables, accounts payable, and short-term debt was considered to be the same as or was not determined to be materially different from the carrying amount.
Long-term Debt — The fair value of our public fixed rate senior notes is based on quoted market prices (level 1). The fair value of our private borrowings under our senior credit facility and other long-term debt instruments is based on the market value of debt with similar maturities, interest rates and risk characteristics (level 2). The fair value of our level 1 debt, as classified in the fair value hierarchy, was $739 million and $725 million at June 30, 2017 and December 31, 2016, respectively. We have classified $767 million and $571 million as level 2 in the fair value hierarchy at June 30, 2017 and December 31, 2016, respectively, since we utilize valuation inputs that are observable both directly and indirectly. We classified the remaining $14 million and $15 million, consisting of foreign subsidiary debt, as level 3 in the fair value hierarchy at June 30, 2017 and December 31, 2016, respectively.
The fair value hierarchy definition prioritizes the inputs used in measuring fair value into the following levels:

Level 1	—	Quoted prices in active markets for identical assets or liabilities.

Level 2	—	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

Level 3	—	Unobservable inputs based on our own assumptions.
Foreign Exchange Forward Contracts — We use derivative financial instruments, principally foreign currency forward purchase and sales contracts with terms of less than one year, to hedge our exposure to changes in foreign currency exchange rates. Our primary exposure to changes in foreign currency rates results from intercompany loans made between affiliates to minimize the need for borrowings from third parties. Additionally, we enter into foreign currency forward purchase and sale contracts to mitigate our exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables. We manage counter-party credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements. We do not enter into derivative financial instruments

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

for speculative purposes. The fair value of our foreign currency forward contracts is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. We record the change in fair value of these foreign exchange forward contracts as part of currency gains (losses) within cost of sales in the consolidated statements of income. The fair value of foreign exchange forward contracts are recorded in prepayments and other current assets or other current liabilities in the consolidated balance sheet. The fair value of our foreign currency forward contracts was a net asset position of less than $1 million at June 30, 2017 and a net liability position of less than $1 million at December 31, 2016, respectively.
The following table summarizes by major currency the notional amounts for foreign currency forward purchase and sale contracts as of June 30, 2017 (all of which mature in 2017):

		Notional Amount in Foreign Currency
		(Millions)
British pounds	—Purchase	10
Canadian dollars	—Sell	(2)
European euro	—Purchase	4
	—Sell	(8)
South African rand	—Sell	(8)
U.S. dollars	—Purchase	11
	—Sell	(17)
Cash-settled Share Swap Transactions — In the second quarter, we entered into an equity swap agreement with a financial institution. We selectively use cash-settled share swaps to reduce market risk associated with our deferred liabilities. These equity compensation liabilities increase as our stock price increases and decrease as our stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing us to fix a portion of the liabilities at a stated amount. As of June 30, 2017, we had hedged deferred liability related to approximately 250,000 common share equivalents. The fair value of the equity swap agreement is recorded in other current assets in the consolidated balance sheet. The fair value of our equity swap agreement was a net asset position of $4 million at June 30, 2017.
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
We have two performance guarantee agreements in the U.K. between Tenneco Management (Europe) Limited (“TMEL”) and the two Walker Group Retirement Plans, the Walker Group Employee Benefit Plan and the Walker Group Executive Retirement Benefit Plan (the “Walker Plans”), whereby TMEL will guarantee the payment of all current and future pension contributions in the event of a payment default by the sponsoring or participating employers of the Walker Plans. The Walker Plans are comprised of employees from Tenneco Walker (U.K.) Limited and Futaba (U.K.) Limited, formerly our Futaba-Tenneco (U.K.) joint venture. Employer contributions are funded by Tenneco Walker (U.K.) Limited, as the sponsoring employer, and were also funded by Futaba (U.K.) Limited prior to its ceasing, on April 28, 2017, to be an entity in which Tenneco has an equity interest. The performance guarantee agreements are expected to remain in effect until all pension obligations for the Walker Plans’ sponsoring and participating employers have been satisfied. We did not record an additional liability for this performance guarantee since Tenneco Walker (U.K.) Limited, as the sponsoring employer of the Walker Plans, already recognizes 100 percent of the pension obligation calculated based on U.S. GAAP, for all of the Walker Plans’ participating employers on its balance sheet, which was $12 million and $19 million at June 30, 2017 and December 31, 2016, respectively. At June 30, 2017, all pension contributions under the Walker Plans were current for all of the Walker Plans’ sponsoring and participating employers.
In June 2011, we entered into an indemnity agreement between TMEL and Futaba Industrial Co. Ltd. (Futaba) which required Futaba to indemnify TMEL for any cost, loss or liability which TMEL may have incurred under the performance guarantee agreements relating to the Futaba-Tenneco U.K. joint venture. The maximum amount reimbursable by Futaba to TMEL under this indemnity agreement was equal to the amount incurred by TMEL under the performance guarantee

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

agreements multiplied by Futaba’s shareholder ownership percentage of the Futaba-Tenneco U.K. joint venture. On April 28, 2017, Walker Limited sold its equity interest in the Futaba-Tenneco U.K. joint venture entity to Futaba Industrial Co., Ltd. In connection with the closing of that transaction, this indemnity agreement was terminated and accordingly Futaba no longer has any reimbursement obligations thereunder.
We have issued guarantees through letters of credit in connection with some obligations of our affiliates. As of June 30, 2017, we have guaranteed $33 million in letters of credit to support some of our subsidiaries’ insurance arrangements, foreign employee benefit programs, environmental remediation activities and cash management and capital requirements.
Financial Instruments — In certain instances, several of our Chinese subsidiaries receive payment from customers through the receipt of financial instruments on the date the customer payments are due. Several of our Chinese subsidiaries also satisfy vendor payments through the delivery of financial instruments on the date the payments are due. Financial instruments issued to satisfy vendor payables and not redeemed totaled $7 million at both June 30, 2017 and December 31, 2016 and were classified as notes payable. Financial instruments received from original equipment (OE) customers and not redeemed totaled $5 million at both June 30, 2017 and December 31, 2016. We classify financial instruments received from our customers as other current assets if issued by a financial institution of our customers or as customer notes and accounts, net if issued by our customer. We classified $5 million in other current assets at both June 30, 2017 and December 31, 2016.
The financial instruments received by some of our Chinese subsidiaries are drafts drawn that are payable at a future date and, in some cases, are negotiable and/or are guaranteed by the banks of the customers. The use of these instruments for payment follows local commercial practice. Because certain of such financial instruments are guaranteed by our customers’ banks, we believe they represent a lower financial risk than the outstanding accounts receivable that they satisfy which are not guaranteed by a bank.
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
Restricted Cash — Some of our Chinese subsidiaries that issue their own financial instruments to pay vendors are required to maintain a cash balance if they exceed credit limits with the financial institution that guarantees the financial instruments. A restricted cash balance was required at those Chinese subsidiaries for $1 million and $2 million at June 30, 2017 and December 31, 2016, respectively.
One of our subsidiaries in Brazil is required by law to maintain a cash deposit with the financial institution to guarantee the maximum estimated loss related to a tax audit until a settlement is reached. The cash deposit required was $1 million which has been classified as restricted cash on the Tenneco Inc. consolidated balance sheet at June 30, 2017.

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
On May 12, 2017, we completed a refinancing of our senior credit facility by entering into an amendment and restatement of that facility. The amended and restated credit agreement enhances financial flexibility by increasing the size and extending the term of its revolving credit facility and term loan facility, and by adding Tenneco Automotive Operating Company Inc. as a co-borrower under the revolver credit facility. The amended and restated credit agreement also adds foreign currency borrowing capability and permits the joinder of our foreign and domestic subsidiaries as borrowers under the revolving credit facility in the future. If any foreign subsidiary of Tenneco is added to the revolving credit facility as a borrower, the obligations of such foreign borrower will be secured by the assets of such foreign borrower, and also will be secured by the assets of, and guaranteed by, the domestic borrowers and domestic guarantors as well as certain foreign subsidiaries of Tenneco in the chain of ownership of such foreign borrower. The amended and restated credit facility consists of a $1,600 million revolving credit facility and a $400 million term loan A facility, which replaced our former $1,200 million revolving credit facility and $264 million term loan A facility, respectively.
As of June 30, 2017, the senior credit facility provides us with a total revolving credit facility of $1,600 million and had a $400 million balance outstanding under the term loan A facility, both of which will mature on May 12, 2022. Net carrying amount for the balance outstanding under the term loan A facility including a $2 million debt issuance cost was $398 million as

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

of June 30, 2017. Funds may be borrowed, repaid and re-borrowed under the revolving credit facility without premium or penalty (subject to any customary LIBOR breakage fees). The revolving credit facility is reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. Outstanding letters of credit reduce our availability to borrow revolving loans under the facility. We are required to make quarterly principal payments under the term loan A facility of $5 million through June 30, 2019, $7.5 million beginning September 30, 2019 through June 30, 2020, $10 million beginning September 30, 2020 through March 31, 2022 and a final payment of $260 million is due on May 12, 2022. We have excluded the required payments, within the next twelve months, under the term loan A facility totaling $20 million from current liabilities as of June 30, 2017, because we have the intent and ability to refinance the obligations on a long-term basis by using our revolving credit facility.
We recorded $1 million of pre-tax interest charges in May 2017 related to amendment and restatement of the senior credit facility and the write off of deferred debt issuance costs related to the senior credit facility.
The financial ratios required under the senior credit facility, and the actual ratios we achieved for the first two quarters of 2017, are as follows:

	Quarter Ended
	June 30, 2017		March 31, 2017
	Required	Actual	Required	Actual
Leverage Ratio (maximum)	3.50	1.97	3.50	1.58
Interest Coverage Ratio (minimum)	2.75	12.44	2.75	15.73
The senior credit facility includes a maximum leverage ratio covenant of 3.50 and a minimum interest coverage ratio of 2.75, in each case through May 12, 2022. The amended and restated senior credit facility provides us with the flexibility not to exclude certain otherwise excludable charges incurred in any relevant period from the calculation of the leverage and interest coverage ratios for such period. Had these charges been excluded, the leverage ratio and the interest ratio would have been 1.57 and 15.62, respectively, as of June 30, 2017.
At June 30, 2017, of the $1,600 million available under the revolving credit facility, we had unused borrowing capacity of $1,234 million with $366 million in outstanding borrowings and no outstanding letters of credit. As of June 30, 2017, our outstanding debt also included (i) $400 million of a term loan which consisted of a $398 million net carrying amount including a $2 million debt issuance cost related to our term loan A facility which is subject to quarterly principal payments as described above through May 12, 2022, (ii) $225 million of notes which consisted of a $221 million net carrying amount including a $4 million debt issuance cost related to our 5 3/8 percent senior notes due December 15, 2024, (iii) $500 million of notes which consisted of a $492 million net carrying amount including a $8 million debt issuance cost related to our 5 percent senior notes due July 15, 2026, and (iv) $120 million of other debt.

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
We reported income tax benefit of $8 million and income tax expense of $39 million in the three month periods ended June 30, 2017 and 2016, respectively. The tax benefit recorded in the second quarter of 2017 included a net tax benefit of $50 million primarily relating to an antitrust settlement accrual. The tax expense recorded in the second quarter of 2016 included a net tax expense of $2 million primarily relating to tax adjustments to uncertain tax positions, prior year intercompany transactions and prior year income tax estimates.
We reported income tax expense of $25 million and $73 million in the six months periods ended June 30, 2017 and 2016, respectively. The tax expense recorded in the first six months of 2017 included a net tax benefit of $49 million primarily relating to an antitrust settlement accrual. The tax expense recorded in the first six months of 2016 included a net tax benefit of $1 million primarily relating to tax adjustments to uncertain tax positions, prior year intercompany transactions and tax adjustments to prior year income tax estimates.
We believe it is reasonably possible that up to $17 million in unrecognized tax benefits related to the expiration of foreign statute of limitations and the conclusion of income tax examinations may be recognized within the next twelve months.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

(5)	Accounts Receivable Securitization
We securitize some of our accounts receivable on a limited recourse basis in the U.S. and Europe. As servicer under these accounts receivable securitization programs, we are responsible for performing all accounts receivable administration functions for these securitized financial assets including collections and processing of customer invoice adjustments. In the U.S., we have an accounts receivable securitization program with three commercial banks comprised of a first priority facility and a second priority facility. We securitize original equipment and aftermarket receivables on a daily basis under the bank program. In April 2017, the U.S. program was amended and extended to April 30, 2019. The first priority facility now provides financing of up to $155 million and the second priority facility, which is subordinated to the first priority facility, now provides up to an additional $25 million of financing. Both facilities monetize accounts receivable generated in the U.S. and Canada that meet certain eligibility requirements, and the second priority facility also monetizes certain accounts receivable generated in the U.S. and Canada that would otherwise be ineligible under the first priority securitization facility. The amount of outstanding third-party investments in our securitized accounts receivable under the U.S. program was $50 million and $30 million at June 30, 2017 and December 31, 2016, respectively.
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
We also securitize receivables in our European operations with regional banks in Europe. The arrangements to securitize receivables in Europe are provided under six separate facilities provided by various financial institutions in each of the foreign jurisdictions. The commitments for these arrangements are generally for one year, but some may be canceled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon notification. The amount of outstanding third-party investments in our securitized accounts receivable in Europe was $222 million and $160 million at June 30, 2017 and December 31, 2016, respectively.
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
In our U.S. accounts receivable securitization program, we transfer a partial interest in a pool of receivables and the interest that we retain is subordinate to the transferred interest. Accordingly, we account for our U.S. securitization program as a secured borrowing. In our European programs, we transfer accounts receivables in their entirety to the acquiring entities and satisfy all of the conditions established under ASC Topic 860, “Transfers and Servicing,” to report the transfer of financial assets in their entirety as a sale. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under our European securitization programs approximates the fair value of such receivables. We recognized $1 million and less than $1 million interest expense in the three month periods ended June 30, 2017 and 2016, respectively, and $2 million and $1 million in the six month periods ended June 30, 2017 and 2016, respectively, relating to our U.S. securitization program. In addition, we recognized a loss of $1 million in each of the three month periods ended June 30, 2017 and 2016, and $2 million in each of the six months periods ended June 30, 2017 and 2016, on the sale of trade accounts receivable in our European accounts receivable securitization programs, representing the discount from book values at which these receivables were sold to our banks. The discount rate varies based on funding costs incurred by our banks, which averaged approximately two percent during the first six months of both 2017 and 2016.

(6)	Restructuring and Other Charges
Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. For the full year 2016, we incurred $36 million in restructuring and related costs including asset write-downs of $6 million, primarily related to manufacturing footprint improvements in North America Ride Performance, headcount reduction and cost improvement initiatives in Europe and China Clean Air, South America and Australia, of which $17 million was recorded in cost of sales, $12 million in SG&A, $1 million in engineering expense, $2 million in other expense and $4 million in depreciation and amortization expense. In the second quarter of 2017, we incurred $17 million in restructuring and related costs, including asset write-downs of $1 million, primarily related to closing a Clean Air manufacturing plant in Australia, of

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

which $12 million was recorded in cost of sales, $4 million in SG&A and $1 million in depreciation and amortization expense. In the second quarter of 2016, we incurred $5 million in restructuring and related costs, primarily related to European cost reduction efforts and headcount reductions in South America, of which $3 million was recorded in cost of sales and $2 million in SG&A. In the first six months of 2017, we incurred $32 million in restructuring and related costs including asset write-downs of $2 million, primarily related to closing a Clean Air Belgian JIT plant in response to the end of production on a customer platform, closing a Clean Air manufacturing plant in Australia and cost improvement initiatives in Europe, of which $23 million was recorded in cost of sales, $7 million in SG&A, and $2 million in depreciation and amortization expense. In the first six months of 2016, we incurred $19 million in restructuring and related costs including asset write-downs of $5 million primarily related to European cost reduction efforts and headcount reductions in South America, of which $6 million was recorded in cost of sales, $8 million in SG&A, $2 million in other expense and $3 million in depreciation and amortization expense.
Amounts related to activities that are part of our restructuring reserves are as follows:

	December 31, 2016 Restructuring Reserve	2017 Expenses	2017 Cash Payments	Impact of Exchange Rates	June 30, 2017 Restructuring Reserve
	(Millions)
Employee Severance, Termination Benefits and Other Related Costs	$15	26	(10)	2	$33
On June 29, 2017, our Board of Directors approved a restructuring initiative to close our Clean Air manufacturing plant in O'Sullivan Beach, Australia when General Motors and Toyota end vehicle production in the country, which is expected to occur in October 2017. This initiative may include additional restructuring actions with respect to our local original equipment Ride Performance operations. All such restructuring activities related to this initiative are expected to be completed by the first quarter 2018. We recorded total charges related to this initiative of $12 million in the second quarter of 2017 including asset write-downs of $1 million.
Under the terms of our amended and restated senior credit agreement that took effect on May 12, 2017, we are allowed to exclude, at our discretion, (i) up to $35 million in 2017 and $25 million each year thereafter of cash restructuring charges and related expenses, with the ability to carry forward any amount not used in one year to the next following year, and (ii) up to $150 million in the aggregate of all costs, expenses, fees, fines, penalties, judgments, legal settlements and other amounts associated with any restructuring, litigation, claim, proceeding or investigation related to or undertaken by us or any of our subsidiaries, together with any related provision for taxes, incurred for any quarterly period ending after May 12, 2017 in the calculation of the financial covenant ratios required under our senior credit facility. As of June 30, 2017, we elected not to exclude any of the $132 million of allowable cash charges and related expenses recognized in the second quarter for antitrust settlement costs against the $150 million aggregate limit available under the terms of the senior credit facility and none of the $30 million against the $35 million annual limit for 2017.

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
Environmental Matters
We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

relate to current operations. We expense costs related to an existing condition caused by past operations that do not contribute to current or future revenue generation. As of June 30, 2017, we have the obligation to remediate or contribute towards the remediation of certain sites, including one Federal Superfund site. At June 30, 2017, our aggregated estimated share of environmental remediation costs for all these sites on a discounted basis was approximately $15 million, of which $2 million is recorded in other current liabilities and $13 million is recorded in deferred credits and other liabilities in our consolidated balance sheet. For those locations where the liability was discounted, the weighted average discount rate used was 2.4 percent. The undiscounted value of the estimated remediation costs was $19 million. Our expected payments of environmental remediation costs are estimated to be approximately $2 million in 2017, $1 million in each year beginning 2018 through 2021 and $13 million in aggregate thereafter.
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
Following the EC’s decision to administratively close its antitrust inquiry into exhaust systems in 2017, Tenneco’s receipt of conditional leniency from the DOJ in 2014 and discussions during the second quarter of 2017 following the appointment of a special settlement master in the civil putative class action cases pending against Tenneco and/or certain of its competitors in the U.S., Tenneco continues to vigorously defend itself and/or take actions to minimize its potential exposure to matters pertaining to the global antitrust investigation, including engaging in settlement discussions when it is in the best interests of the company and its stockholders. Based upon these developments, including recent settlement discussions, Tenneco established a reserve of $132 million in its second quarter 2017 financial results for settlement costs that are probable, reasonably estimable, and currently expected to be necessary to resolve Tenneco’s antitrust matters globally, which primarily involves the resolution of

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

civil suits and related claims. While Tenneco continues to cooperate with certain competition agencies investigating possible violations of antitrust laws relating to products supplied by Tenneco, and the company may be subject to other civil lawsuits and/or related claims, no amount of this reserve is attributable to matters with the DOJ or the EC, and no such amount is expected based on current information. Rather, Tenneco expects to obtain final leniency from the DOJ in the near future.
The above reserve is based upon all currently available information and an assessment of the probability of events for those matters where Tenneco can make a reasonable estimate of the costs to resolve such outstanding matters. Tenneco’s estimate involves significant judgment, given the number, variety and potential outcomes of actual and potential claims, the uncertainty of future rulings and approvals by a court or other authority, the behavior or incentives of adverse parties or regulatory authorities, and other factors outside of the control of Tenneco. As a result, Tenneco’s reserve may change from time to time, and actual costs may vary. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, we do not expect that any such change in the reserve will have a material adverse impact on our annual consolidated financial position, results of operations or liquidity.
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
We are also from time to time involved in other legal proceedings, claims or investigations. Some of these matters involve allegations of damages against us relating to environmental liabilities (including toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warning issues, and other product liability related matters), taxes, unclaimed property, employment matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. Additionally, some of these matters involve allegations relating to legal compliance. For example, in July 2017 a complaint was filed against us in federal district court in Chicago, Illinois alleging that we misappropriated a third party's trade secrets in connection with certain of our ride control products.
While we vigorously defend ourselves against all of these legal proceedings, claims and investigations and take other actions to minimize our potential exposure, in future periods, we could be subject to cash costs or charges to earnings if any of these matters are resolved on unfavorable terms. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, including our assessment of the merits of the particular claim, except as described above under "Antitrust Investigations" and in this paragraph we do not expect the legal proceedings, claims or investigations currently pending against us will have any material adverse impact on our consolidated financial position, results of operations or liquidity. With respect to the trade secret claim described above, we are in the process of evaluating the claim but, at this stage of the case and given the inherent uncertainly of litigation, we are unable to estimate whether a loss is reasonably possible. While we do not believe that this litigation will have a material adverse effect on our annual consolidated financial position, results of operations or liquidity, we cannot assure you that this will be the case.
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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

trends of our warranty claims and take action to improve product quality and minimize warranty claims. We believe that the warranty reserve is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the reserve. The reserve is included in both current and long-term liabilities on the balance sheet.
Below is a table that shows the activity in the warranty accrual accounts:

	Six Months Ended June 30,
	2017	2016
	(Millions)
Beginning Balance January 1,	$20	$23
Accruals related to product warranties	11	6
Reductions for payments made	(4)	(6)
Ending Balance June 30,	$27	$23

(8)	Earnings Per Share
Earnings per share of common stock outstanding were computed as follows:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
	(Millions Except Share and Per Share Amounts)
Basic earnings per share —
Net income (loss) attributable to Tenneco Inc.	$(3)	$82	$56	$139
Weighted Average shares of common stock outstanding	53,505,341	56,873,353	53,662,375	56,991,568
Earnings per share of common stock	$(0.05)	$1.44	$1.05	$2.44
Diluted earnings per share —
Net income (loss) attributable to Tenneco Inc.	$(3)	$82	$56	$139
Weighted Average shares of common stock outstanding	53,505,341	56,873,353	53,662,375	56,991,568
Effect of dilutive securities:
Restricted stock	—	134,084	111,459	93,947
Stock options	—	324,312	179,084	306,417
Weighted Average shares of common stock outstanding including dilutive securities	53,505,341	57,331,749	53,952,918	57,391,932
Earnings per share of common stock	$(0.05)	$1.43	$1.05	$2.42

Options to purchase 834 and 175,382 shares of common stock were outstanding as of June 30, 2017 and 2016, respectively, but not included in the computation of diluted earnings per share respectively, because the options were anti-dilutive.

(9)	Common Stock
Equity Plans — We have granted a variety of awards, including common stock, restricted stock, restricted stock units, performance units, stock appreciation rights (“SARs”), and stock options to our directors, officers, and employees.
Accounting Methods — We recorded compensation expense (net of taxes) of less than $1 million in each of the three month periods ended June 30, 2017 and 2016, and less than $1 million in compensation expense for each of the six month periods ended June 30, 2017 and 2016, respectfully, related to nonqualified stock options as part of our selling, general and administrative expense. This had no impact on basic or diluted earnings per share for each of the three month periods ended June 30, 2017 and 2016 and a decrease of less than $0.01 and $0.01 in both basic and diluted earnings per share for the six month periods ended June 30, 2017 and 2016.
For employees eligible to retire at grant date, we immediately expense stock options and restricted stock. If an employee is retiree eligible during the vesting period, we amortize the expense for stock options and restricted stock over a period starting at the grant date to the date an employee becomes retiree eligible.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

As of June 30, 2017, there was no unrecognized compensation cost related to our stock option awards.
Compensation expense for restricted stock, restricted stock units, long-term performance units and SARs (net of taxes) was $2 million and $3 million for the three month periods ended June 30, 2017 and 2016, respectively, and $8 million and $9 million for the six month periods ended June 30, 2017 and 2016, respectively, and was recorded in selling, general, and administrative expense in our condensed consolidated statements of income.
Cash received from stock option exercises for the six month periods ended June 30, 2017 and 2016 was $6 million and $4 million, respectively.
Stock options exercised in the first six months of 2017 and 2016 generated a tax benefit of $2 million and a tax benefit of $1 million, respectively.
Stock Options — The following table reflects the status and activity for all options to purchase common stock for the period indicated:

	Six Months Ended June 30, 2017
	Shares Under Option	Weighted Avg. Exercise Prices	Weighted Avg. Remaining Life in Years	Aggregate Intrinsic Value
				(Millions)
Outstanding Stock Options
Outstanding, January 1, 2017	606,525	$38.54	2.6	$12
Canceled	(2,214)	56.23		—
Forfeited	(1,107)	56.23		—
Exercised	(164,863)	33.70		5
Outstanding, March 31, 2017	438,341	$40.22	2.6	$11
Forfeited	(278)	66.54		—
Exercised	(3,242)	45.42		—
Outstanding, June 30, 2017	434,821	$40.16	2.4	$8
There have been no stock options granted since 2015. The total fair value of shares vested from options that were granted prior to 2015 was $2 million for each of the periods ended June 30, 2017 and 2016.
Restricted Stock — The following table reflects the status for all nonvested restricted shares for the period indicated:

	Six Months Ended June 30, 2017
	Shares	Weighted Avg. Grant Date Fair Value
Nonvested Restricted Shares
Nonvested balance at January 1, 2017	591,416	$44.63
Granted	182,543	68.04
Vested	(261,003)	50.95
Forfeited	(65,354)	53.12
Nonvested balance at March 31, 2017	447,602	$49.25
Granted	23,295	57.22
Vested	(15,336)	46.77
Forfeited	(6,271)	48.10
Nonvested balance at June 30, 2017	449,290	$49.79
The fair value of restricted stock grants is usually equal to the average of the high and low trading price of our stock on the date of grant. As of June 30, 2017, approximately $12 million of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of approximately 2.1 years. The total fair value of restricted shares vested was $14 million and $8 million at June 30, 2017 and 2016, respectively.
Share Repurchase Program — In January 2015, our Board of Directors approved a share repurchase program, authorizing our company to repurchase up to $350 million of our outstanding common stock over a three year period. In October 2015, our

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

Board of Directors expanded this share repurchase program, authorizing the repurchase of an additional $200 million of the Company's outstanding common stock. In February 2017, our Board of Directors authorized the repurchase of up to $400 million of the Company's outstanding common stock over the next three years. This includes $112 million that remained authorized under earlier repurchase programs. The Company anticipates acquiring the shares through open market or privately negotiated transactions, which will be funded through cash from operations. The repurchase program does not obligate the Company to repurchase shares within any specific time or situations, and opportunities in higher priority areas could affect the cadence of this program. We repurchased 1.0 million shares for $60 million through this program in the six months ended June 30, 2017. Since we announced the share repurchase program in January 2015, we have repurchased 9.4 million shares for $498 million through June 30, 2017.
Treasury stock shares including repurchased shares were 12,679,738 and 11,655,938 shares at June 30, 2017 and December 31, 2016, respectively.
Dividends — On February 1, 2017, Tenneco announced the reinstatement of a quarterly dividend program. We expect to pay a quarterly dividend of $0.25 per share on our common stock, representing a planned annual dividend of $1.00 per share. In March 2017, we paid an initial quarterly dividend of $0.25 per share, or $13 million. In June 2017, we paid a quarterly dividend of $0.25 per share, or $13 million. While we currently expect that comparable quarterly cash dividends will continue to be paid in the future, our dividend program and the payment of future cash dividends under the program are subject to continued capital availability, the judgment of our Board of Directors and our continued compliance with the provisions pertaining to the payment of dividends under our debt agreements.
Long-Term Performance Units, Restricted Stock Units and SARs — Long-term performance units, restricted stock units and SARs are paid in cash and recognized as a liability based upon their fair value. As of June 30, 2017, $26 million of total unrecognized compensation costs is expected to be recognized over a weighted-average period of approximately 2.0 years.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

(10)	Pension Plans, Postretirement and Other Employee Benefits
Net periodic pension costs and postretirement benefit costs consist of the following components:

	Three Months Ended June 30,
	Pension				Postretirement
	2017		2016		2017	2016
	US	Foreign	US	Foreign	US	US
	(Millions)
Service cost — benefits earned during the period	$—	$2	$—	$2	$—	$—
Interest cost	2	3	5	3	2	2
Expected return on plan assets	(3)	(11)	(6)	(5)	—	—
Net amortization:
Actuarial loss	2	3	2	2	2	1
Prior service cost (credit)	—	—	—	—	(1)	—
Net pension and postretirement costs	$1	$(3)	$1	$2	$3	$3

	Six Months Ended June 30,
	Pension				Postretirement
	2017		2016		2017	2016
	US	Foreign	US	Foreign	US	US
	(Millions)
Service cost — benefits earned during the period	$—	$4	$—	$4	$—	$—
Interest cost	5	6	9	7	3	3
Expected return on plan assets	(7)	(15)	(12)	(10)	—	—
Settlement loss	6	—	—	—	—	—
Net amortization:
Actuarial loss	3	5	4	4	3	2
Prior service cost (credit)	—	—	—	—	(1)	—
Net pension and postretirement costs	$7	$—	$1	$5	$5	$5

For the six months ended June 30, 2017, we made pension contributions of $12 million and $7 million for our domestic and foreign pension plans, respectively. Based on current actuarial estimates, we believe we will be required to contribute approximately $13 million for the remainder of 2017. Pension contributions beyond 2017 will be required, but those amounts will vary based upon many factors including, for example, the performance of our pension fund investments during 2017.
In February 2016, the Company launched a voluntary program to buy out active employees and retirees who had earned benefits in the U.S. pension plans. As of June 30, 2017, this program has been substantially completed and all cash payments have been made from pension plan assets to those who elected to take the buyout. In connection with this program the Company contributed $10 million into the pension trust and recognized a non-cash charge of $6 million in the first quarter of 2017.
We made postretirement contributions of approximately $6 million during the first six months of 2017. Based on current actuarial estimates, we believe we will be required to contribute approximately $4 million for the remainder of 2017.
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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

Amounts recognized for pension and postretirement benefits in other comprehensive income for the three and six months ended June 30, 2017 and 2016 include the following components:

	Three Months Ended June 30,
	2017			2016
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before- Tax Amount	Tax Benefit	Net-of-Tax Amount
	(Millions)
Defined benefit pension and postretirement plans:
Amortization of prior service cost included in net periodic pension and postretirement cost	$(1)	$—	$(1)	$—	$—	$—
Amortization of actuarial loss included in net periodic pension and postretirement cost	$7	$(2)	$5	$5	$(2)	$3
Other comprehensive income – pension benefits	$6	$(2)	$4	$5	$(2)	$3

	Six Months Ended June 30,
	2017			2016
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before- Tax Amount	Tax Benefit	Net-of-Tax Amount
	(Millions)
Defined benefit pension and postretirement plans:
Amortization of prior service cost included in net periodic pension and postretirement cost	$(1)	$—	$(1)	$—	$—	$—
Amortization of actuarial loss included in net periodic pension and postretirement cost	11	(3)	8	10	(3)	7
Settlement charge	$6	$(2)	$4	$—	$—	$—
Other comprehensive income – pension benefits	$16	$(5)	$11	$10	$(3)	$7

(11)	New Accounting Pronouncements
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
In October 2016, the FASB issued Accounting Standard Update 2016-16, Income Taxes - Intra Entity Transfers of Assets Other Than Inventory (Topic 740). The new standard changes the accounting for income taxes when a company transfers certain tangible and intangible assets, such as equipment or intellectual property, between entities in different tax jurisdictions. The new standard does not change the current accounting for the income taxes related to transfers of inventory. For public

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
In March 2016, the FASB issued Accounting Standard Update 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, as part of its initiative to reduce complexity in accounting standards. The areas for simplification in this update involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, the standard is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We adopted this standard for the first quarter of 2017. The impact of the adoption resulted in the following:

•
We recorded a tax benefit of $2 million within income tax expense for the six months ended June 30, 2017 related to the excess tax benefit on share-based awards. Prior to adoption, this amount would have been recorded as an addition of additional paid-in capital.

•
We no longer reclassify the excess tax benefit from operating activities to financing activities in the statement of cash flows. Cash payments made to the taxing authorities on employees' behalf for withheld shares are presented as financing activities. Tenneco elected to apply this change in presentation retrospectively and thus prior periods have been adjusted.

•
We excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the quarter ended June 30, 2017. The impact was not material.

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
The guidance permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. We will adopt the guidance effective January 1, 2018 using the modified retrospective method by recognizing the cumulative effect in equity at the date of initial application.
We have established a cross-functional coordinated team to implement the guidance related to the recognition of revenue from contracts with customers. We are in the process of assessing our customer contracts, identifying contractual provisions that may result in a change in the timing or the amount of revenue recognized in comparison with current guidance, as well as assessing the enhanced disclosure requirements of the new guidance. Under current guidance, we generally recognize revenue when products are shipped and risk of loss has transferred to the customer. Under the new requirements, the customized nature of some of our products combined with contractual provisions that provide us with an enforceable right to payment may require us to recognize revenue over time during production. Our findings to date indicate only a small number of our customers provide an enforceable right to payment and therefore would be recognized over time. We are also evaluating how the new guidance may affect our accounting for contractually guaranteed reimbursements related to customer tooling, engineering services and pre-production costs. Under the current applicable guidance, these customer reimbursements are recorded as cost recovery offsets; whereas under the new standard these guaranteed recoveries may represent consideration from contracts with customers and be recorded as revenues. In addition, we are assessing pricing provisions contained in certain of our customer contracts. Certain price adjustments could represent a material right and therefore result in different timing of the recognition of revenue. We continue to evaluate the impact this guidance will have on our financial statements.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

The following table summarizes certain Tenneco Inc. segment information:

	Clean Air Division			Ride Performance Division
	North America	Europe & South America	Asia Pacific	North America	Europe & South America	Asia Pacific	Other	Reclass & Elims	Total
	(Millions)
At June 30, 2017 and for the Three Months Ended June 30, 2017
Revenues from external customers	$802	$546	$271	$330	$264	$104	$—	$—	$2,317
Intersegment revenues	4	12	1	2	7	14	—	(40)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	57	33	23	38	7	17	(148)	—	27
Total assets	1,526	873	716	811	555	373	—	27	4,881
At June 30, 2016 and for the Three Months Ended June 30, 2016
Revenues from external customers	771	517	264	323	250	87	—	—	2,212
Intersegment revenues	3	25	—	2	8	12	—	(50)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	65	28	36	48	10	13	(29)	—	171
Total assets	1,353	761	604	778	433	316	—	34	4,279
At June 30, 2017 and for the Six Months Ended June 30, 2017
Revenues from external customers	$1,618	$1,084	$548	$641	$507	$211	$—	$—	$4,609
Intersegment revenues	8	32	2	5	16	28	—	(91)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	107	54	55	71	13	34	(186)	—	148
Total assets	1,526	873	716	811	555	373	—	27	4,881
At June 30, 2016 and for the Six Months Ended June 30, 2016
Revenues from external customers	1,536	988	543	646	460	175	—	—	4,348
Intersegment revenues	6	47	—	4	15	25	—	(97)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	126	43	71	90	4	26	(65)	—	295
Total assets	1,353	761	604	778	433	316	—	34	4,279

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
The accompanying supplemental guarantor condensed consolidating financial statements have been updated to reflect the revision as described in Note 14.
Distributions
There are no significant restrictions on the ability of the Guarantor Subsidiaries to make distributions to us.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30, 2017
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$1,023	$1,294	$—	$—	$2,317
Affiliated companies	141	172	—	(313)	—
	1,164	1,466	—	(313)	2,317
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	988	1,271	—	(313)	1,946
Engineering, research, and development	19	17	—	—	36
Selling, general, and administrative	184	69	—	—	253
Depreciation and amortization of other intangibles	21	34	—	—	55
	1,212	1,391	—	(313)	2,290
Other income (expense)
Loss on sale of receivables	(1)	—	—	—	(1)
Other income (expense)	8	8	—	(15)	1
	7	8	—	(15)	—
Earnings (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	(41)	83	—	(15)	27
Interest expense —
External (net of interest capitalized)	3	2	15	—	20
Affiliated companies (net of interest income)	(4)	2	2	—	—
Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	(40)	79	(17)	(15)	7
Income tax (benefit) expense	3	(11)	—	—	(8)
Equity in net income (loss) from affiliated companies	60	—	14	(74)	—
Net income (loss)	17	90	(3)	(89)	15
Less: Net income attributable to noncontrolling interests	—	18	—	—	18
Net income (loss) attributable to Tenneco Inc.	$17	$72	$(3)	$(89)	$(3)
Comprehensive income (loss) attributable to Tenneco Inc.	$17	$72	$33	$(89)	$33

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30, 2016
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$1,005	$1,207	$—	$—	$2,212
Affiliated companies	128	196	—	(324)	—
	1,133	1,403	—	(324)	2,212
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	946	1,194	—	(324)	1,816
Engineering, research, and development	19	18	—	—	37
Selling, general, and administrative	58	75	1	—	134
Depreciation and amortization of other intangibles	21	31	—	—	52
	1,044	1,318	1	(324)	2,039
Other income (expense)
Loss on sale of receivables	(1)	—	—	—	(1)
Other income (expense)	7	7	—	(15)	(1)
	6	7	—	(15)	(2)
Earnings (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	95	92	(1)	(15)	171
Interest expense —
External (net of interest capitalized)	—	2	32	—	34
Affiliated companies (net of interest income)	(3)	2	1	—	—
Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	98	88	(34)	(15)	137
Income tax expense	24	15	—	—	39
Equity in net income (loss) from affiliated companies	57	—	116	(173)	—
Net income (loss)	131	73	82	(188)	98
Less: Net income attributable to noncontrolling interests	—	16	—	—	16
Net income (loss) attributable to Tenneco Inc.	$131	$57	$82	$(188)	$82
Comprehensive income (loss) attributable to Tenneco Inc.	$131	$57	$65	$(188)	$65

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Six Months Ended June 30, 2017
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$2,041	$2,568	$—	$—	$4,609
Affiliated companies	285	354	—	(639)	—
	2,326	2,922	—	(639)	4,609
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	1,982	2,534	—	(639)	3,877
Engineering, research, and development	39	36	—	—	75
Selling, general, and administrative	259	142	—	—	401
Depreciation and amortization of other intangibles	42	65	—	—	107
	2,322	2,777	—	(639)	4,460
Other income (expense)
Loss on sale of receivables	(1)	(1)	—	—	(2)
Other income (expense)	—	16	—	(15)	1
	(1)	15	—	(15)	(1)
Earnings (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	3	160	—	(15)	148
Interest expense —
External (net of interest capitalized)	3	2	30	—	35
Affiliated companies (net of interest income)	(7)	3	4	—	—
Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	7	155	(34)	(15)	113
Income tax expense	11	14	—	—	25
Equity in net income (loss) from affiliated companies	88	—	90	(178)	—
Net income (loss)	84	141	56	(193)	88
Less: Net income attributable to noncontrolling interests	—	32	—	—	32
Net income attributable to Tenneco Inc.	$84	$109	$56	$(193)	$56
Comprehensive income (loss) attributable to Tenneco Inc.	$84	$109	$120	$(193)	$120

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Six Months Ended June 30, 2016
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$2,001	$2,347	$—	$—	$4,348
Affiliated companies	255	386	—	(641)	—
	2,256	2,733	—	(641)	4,348
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	1,896	2,331	—	(641)	3,586
Engineering, research, and development	39	37	—	—	76
Selling, general, and administrative	126	154	1	—	281
Depreciation and amortization of other intangibles	42	64	—	—	106
	2,103	2,586	1	(641)	4,049
Other income (expense)
Loss on sale of receivables	(1)	(1)	—	—	(2)
Other income (expense)	1	12	—	(15)	(2)
	—	11	—	(15)	(4)
Earnings (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	153	158	(1)	(15)	295
Interest expense —
External (net of interest capitalized)	—	2	50	—	52
Affiliated companies (net of interest income)	(6)	4	2	—	—
Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	159	152	(53)	(15)	243
Income tax expense	37	36	—	—	73
Equity in net income (loss) from affiliated companies	85	—	192	(277)	—
Net income (loss)	207	116	139	(292)	170
Less: Net income attributable to noncontrolling interests	—	31	—	—	31
Net income (loss) attributable to Tenneco Inc.	$207	$85	$139	$(292)	$139
Comprehensive income (loss) attributable to Tenneco Inc.	$207	$85	$149	$(292)	$149

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

BALANCE SHEET

	June 30, 2017
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$4	$329	$—	$—	$333
Restricted cash	—	2	—	—	2
Receivables, net	692	1,543	—	(734)	1,501
Inventories	369	446	—	—	815
Prepayments and other	84	227	—	—	311
Total current assets	1,149	2,547	—	(734)	2,962
Other assets:
Investment in affiliated companies	1,220	—	1,366	(2,586)	—
Notes and advances receivable from affiliates	961	17,895	4,103	(22,959)	—
Long-term receivables, net	8	1	—	—	9
Goodwill	22	37	—	—	59
Intangibles, net	6	12	—	—	18
Deferred income taxes	88	28	128	—	244
Other	60	50	—	—	110
	2,365	18,023	5,597	(25,545)	440
Plant, property, and equipment, at cost	1,431	2,390	—	—	3,821
Less — Accumulated depreciation and amortization	(917)	(1,425)	—	—	(2,342)
	514	965	—	—	1,479
Total assets	$4,028	$21,535	$5,597	$(26,279)	$4,881
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)
Short-term debt — non-affiliated	$—	$92	$15	$—	$107
Short-term debt — affiliated	382	152	—	(534)	—
Accounts payable	622	1,104	—	(118)	1,608
Accrued taxes	61	(8)	—	—	53
Other	277	319	12	(82)	526
Total current liabilities	1,342	1,659	27	(734)	2,294
Long-term debt — non-affiliated	764	12	714	—	1,490
Long-term debt — affiliated	784	17,934	4,241	(22,959)	—
Deferred income taxes	—	7	—	—	7
Postretirement benefits and other liabilities	274	134	—	—	408
Commitments and contingencies
Total liabilities	3,164	19,746	4,982	(23,693)	4,199
Redeemable noncontrolling interests	—	25	—	—	25
Tenneco Inc. shareholders’ equity	864	1,722	615	(2,586)	615
Noncontrolling interests	—	42	—	—	42
Total equity	864	1,764	615	(2,586)	657
Total liabilities, redeemable noncontrolling interests and equity	$4,028	$21,535	$5,597	$(26,279)	$4,881

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

BALANCE SHEET

	December 31, 2016
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$9	$338	$—	$—	$347
Restricted cash	—	2	—	—	2
Receivables, net	386	1,412	—	(504)	1,294
Inventories	361	369	—	—	730
Prepayments and other	62	167	—	—	229
Total current assets	818	2,288	—	(504)	2,602
Other assets:
Investment in affiliated companies	1,213	—	1,207	(2,420)	—
Notes and advances receivable from affiliates	939	16,529	4,781	(22,249)	—
Long-term receivables, net	9	—	—	—	9
Goodwill	22	35	—	—	57
Intangibles, net	7	12	—	—	19
Deferred income taxes	47	23	129	—	199
Other	46	49	8	—	103
	2,283	16,648	6,125	(24,669)	387
Plant, property, and equipment, at cost	1,371	2,177	—	—	3,548
Less — Accumulated depreciation and amortization	(895)	(1,296)	—	—	(2,191)
	476	881	—	—	1,357
Total assets	$3,577	$19,817	$6,125	$(25,173)	$4,346
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)
Short-term debt — non-affiliated	$—	$75	$15	$—	$90
Short-term debt — affiliated	167	187	—	(354)	—
Accounts payable	562	1,027	—	(88)	1,501
Accrued taxes	4	35	—	—	39
Other	147	243	15	(62)	343
Total current liabilities	880	1,567	30	(504)	1,973
Long-term debt — non-affiliated	—	12	1,282	—	1,294
Long-term debt — affiliated	1,543	16,466	4,240	(22,249)	—
Deferred income taxes	—	7	—	—	7
Postretirement benefits and other liabilities	297	115	—	—	412
Commitments and contingencies
Total liabilities	2,720	18,167	5,552	(22,753)	3,686
Redeemable noncontrolling interests	—	40	—	—	40
Tenneco Inc. shareholders’ equity	857	1,563	573	(2,420)	573
Noncontrolling interests	—	47	—	—	47
Total equity	857	1,610	573	(2,420)	620
Total liabilities, redeemable noncontrolling interests and equity	$3,577	$19,817	$6,125	$(25,173)	$4,346

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Three Months Ended June 30, 2017
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$104	$29	$(7)	$(7)	$119
Investing Activities
Proceeds from sale of assets	1	2	—	—	3
Proceeds from sale of equity interest	—	9	—	—	9
Cash payments for plant, property, and equipment	(39)	(51)	—	—	(90)
Cash payments for software related intangible assets	(4)	(2)	—	—	(6)
Changes in restricted cash	—	1	—	—	1
Other	(4)	—	—	—	(4)
Net cash used by investing activities	(46)	(41)	—	—	(87)
Financing Activities
Cash dividends	—	—	(13)	—	(13)
Retirement of long-term debt - net	—	(2)	—	—	(2)
Issuance of long-term debt - net	400	—	(264)	—	136
Debt issuance cost of long-term debt	(8)	—	—	—	(8)
Purchase of common stock under the share repurchase program	—	—	(44)	—	(44)
Net increase in bank overdrafts	—	(12)	—	—	(12)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	369	(6)	(420)	—	(57)
Intercompany dividend payments and net increase (decrease) in intercompany obligations	(821)	66	748	7	—
Distributions to noncontrolling interest partners	—	(33)	—	—	(33)
Net cash provided (used) by financing activities	(60)	13	7	7	(33)
Effect of foreign exchange rate changes on cash and cash equivalents	—	(7)	—	—	(7)
Decrease in cash and cash equivalents	(2)	(6)	—	—	(8)
Cash and cash equivalents, April 1	6	335	—	—	341
Cash and cash equivalents, June 30 (Note)	$4	$329	$—	$—	$333

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Three Months Ended June 30, 2016
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$155	$24	$(36)	$(11)	$132
Investing Activities
Proceeds from sale of assets	—	2	—	—	2
Cash payments for plant, property, and equipment	(30)	(41)	—	—	(71)
Cash payments for software related intangible assets	(2)	(1)	—	—	(3)
Changes in restricted cash	—	(1)	—	—	(1)
Net cash used by investing activities	(32)	(41)	—	—	(73)
Financing Activities
Issuance of common shares	—	—	4	—	4
Retirement of long-term debt - net	—	(16)	(328)	—	(344)
Issuance of long-term debt - net	—	1	500	—	501
Debt issuance cost of long-term debt	—	—	(8)	—	(8)
Purchase of common stock under the share repurchase program	—	—	(41)	—	(41)
Net decrease in bank overdrafts	—	(2)	—	—	(2)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivables	—	(18)	(150)	—	(168)
Net decrease in short-term borrowings secured by accounts receivable	—	—	(30)	—	(30)
Intercompany dividend payments and net increase (decrease) in intercompany obligations	(126)	25	90	11	—
Capital contribution from noncontrolling interest partner	—	(27)	—	—	(27)
Net cash provided (used) by financing activities	(126)	(37)	37	11	(115)
Effect of foreign exchange rate changes on cash and cash equivalents	1	(7)	(1)	—	(7)
Decrease in cash and cash equivalents	(2)	(61)	—	—	(63)
Cash and cash equivalents, April 1	4	370	—	—	374
Cash and cash equivalents, June 30 (Note)	$2	$309	$—	$—	$311

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2017
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$63	$75	$(21)	$(7)	$110
Investing Activities
Proceeds from sale of equity interest	—	9	—	—	9
Proceeds from sale of assets	3	3	—	—	6
Cash payments for plant, property, and equipment	(81)	(112)	—	—	(193)
Cash payments for software related intangible assets	(6)	(6)	—	—	(12)
Other	(4)	—	—	—	(4)
Net cash used by investing activities	(88)	(106)	—	—	(194)
Financing Activities
Repurchase of common shares	—	—	(3)	—	(3)
Cash dividends	—	—	(26)	—	(26)
Retirement of long-term debt - net	—	(2)	(6)	—	(8)
Issuance of long-term debt - net	400	—	(264)	—	136
Debt issuance cost of long-term debt	(8)	—	—	—	(8)
Purchase of common stock under the share repurchase program	—	—	(60)	—	(60)
Net decrease in bank overdrafts	—	(9)	—	—	(9)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivables	369	14	(323)	—	60
Net increase in short-term borrowings secured by accounts receivables	—	—	20	—	20
Intercompany dividend payments and net increase (decrease) in intercompany obligations	(741)	51	683	7	—
Distributions to noncontrolling interest partners	—	(33)	—	—	(33)
Net cash provided by financing activities	20	21	21	7	69
Effect of foreign exchange rate changes on cash and cash equivalents	—	1	—	—	1
Increase (decrease) in cash and cash equivalents	(5)	(9)	—	—	(14)
Cash and cash equivalents, January 1	9	338	—	—	347
Cash and cash equivalents, June 30 (Note)	$4	$329	$—	$—	$333

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2016
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$(57)	$204	$(33)	$(11)	$103
Investing Activities
Proceeds from sale of assets	—	3	—	—	3
Cash payments for plant, property, and equipment	(43)	(96)	—	—	(139)
Cash payments for software related intangible assets	(4)	(5)	—	—	(9)
Changes in restricted cash	—	(2)	—	—	(2)
Net cash used by investing activities	(47)	(100)	—	—	(147)
Financing Activities
Issuance of common shares	—	—	2	—	2
Retirement of long-term debt - net	—	(16)	(332)	—	(348)
Issuance of long-term debt - net	—	6	500	—	506
Debt issuance cost of long-term debt	—	—	(8)	—	(8)
Purchase of common stock under the share repurchase program	—	—	(57)	—	(57)
Net decrease in bank overdrafts	—	5	—	—	5
Net increase in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivables	—	(10)	35	—	25
Net increase in short-term borrowings secured by accounts receivables	—	—	(30)	—	(30)
Intercompany dividend payments and net increase (decrease) in intercompany obligations	103	(38)	(76)	11	—
Distributions to noncontrolling interest partners	—	(27)	—	—	(27)
Net cash provided (used) by financing activities	103	(80)	34	11	68
Effect of foreign exchange rate changes on cash and cash equivalents	1	—	(1)	—	—
Decrease in cash and cash equivalents	—	24	—	—	24
Cash and cash equivalents, January 1	2	285	—	—	287
Cash and cash equivalents, June 30 (Note)	$2	$309	$—	$—	$311

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

(14)	Revision of Previously Issued Financial Statements
For the periods from April 1, 2013 through March 31, 2017, we identified approximately $34 million in lump sum payments from our suppliers that were incorrectly recorded upon receipt as a reduction to cost of sales. These payments should have been deferred and amortized over the life of the underlying supplier agreements. The deferred credit balance related to these payments was $27 million at June 30, 2017.
In addition, we identified approximately $7 million in cost of sales that should have been accrued in prior periods for substrate liabilities, impacting the periods from January 1, 2016 through March 31, 2017.
We evaluated the impact of these items on prior periods under the guidance of SEC Staff Accounting Bulletin (SAB) No. 99, “Materiality” and determined that the amounts were not material to previously issued financial statements.
We also evaluated the impact of correcting these items through a cumulative adjustment to our financial statements and concluded that based on the guidance within SEC SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” it was appropriate to revise our previously issued financial statements to reflect this correction. As a result, we have revised and will revise for annual and interim periods in future filings, for certain amounts in the consolidated financial statements and related notes in order to correct these errors, which are described further below.
The following tables present the impact of this revision on our condensed consolidated balance sheets as of December 31, 2016, our condensed consolidated statements of income, comprehensive income and cash flows for the three months and six months ended June 30, 2016, and changes in shareholders' equity for the six months ended June 30, 2016.

	Three Months Ended June 30, 2016
	As Reported	Adjustment	As Revised
	(Millions Except Per Share Amounts)
Condensed Consolidated Income Statement Data:
Cost of sales (exclusive of depreciation and amortization)	$1,810	$6	$1,816
Earnings before interest expense, income taxes, and noncontrolling interests	177	(6)	171
Earnings before income taxes and noncontrolling interests	143	(6)	137
Income tax expense (benefit)	40	(1)	39
Net income	103	(5)	98
Less: Net income attributable to noncontrolling interests	17	(1)	16
Net income attributable to Tenneco Inc.	$86	$(4)	$82
Earnings per share
Basic earnings per share of common stock	$1.51	$(0.07)	$1.44
Diluted earnings per share of common stock	$1.49	$(0.06)	$1.43

	Six Months Ended June 30, 2016
	As Reported	Adjustment	As Revised
	(Millions Except Per Share Amounts)
Condensed Consolidated Income Statement Data:
Cost of sales (exclusive of depreciation and amortization)	$3,580	$6	$3,586
Earnings before interest expense, income taxes, and noncontrolling interests	301	(6)	295
Earnings before income taxes and noncontrolling interests	249	(6)	243
Income tax expense (benefit)	74	(1)	73
Net income	175	(5)	170
Less: Net income attributable to noncontrolling interests	32	(1)	31
Net income attributable to Tenneco Inc.	$143	$(4)	$139
Earnings per share
Basic earnings per share of common stock	$2.50	$(0.06)	$2.44
Diluted earnings per share of common stock	$2.49	$(0.07)	$2.42

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

	Three Months Ended June 30, 2016
	As Reported	Adjustment	As Revised
	(Millions)
Condensed Consolidated Statement of Comprehensive Income Data:
Tenneco Inc.
Net Income	$86	$(4)	$82
Other Comprehensive Loss	(17)	—	(17)
Comprehensive Income	$69	$(4)	$65

Noncontrolling Interests
Net Income	$17	$(1)	$16
Other Comprehensive Loss	(2)	—	(2)
Comprehensive Income	$15	$(1)	$14

Total
Net Income	$103	$(5)	$98
Other Comprehensive Loss	(19)	—	(19)
Comprehensive Income	$84	$(5)	$79

	Six Months Ended June 30, 2016
	As Reported	Adjustment	As Revised
	(Millions)
Condensed Consolidated Statement of Comprehensive Income Data:
Tenneco Inc.
Net Income	$143	$(4)	$139
Other Comprehensive Income	10	—	10
Comprehensive Income	$153	$(4)	$149

Noncontrolling Interests
Net Income	$32	$(1)	$31
Other Comprehensive Loss	(1)	—	(1)
Comprehensive Income	$31	$(1)	$30

Total
Net Income	$175	$(5)	$170
Other Comprehensive Income	9	—	9
Comprehensive Income	$184	$(5)	$179

	December 31, 2016
	As Reported	Adjustment	As Revised
	(Millions)
Condensed Consolidated Balance Sheet Data:
Deferred income taxes	$195	$4	$199
Total Assets	4,342	4	4,346
Trade payables	1,496	5	1,501
Accrued taxes	41	(2)	39
Deferred credits and other liabilities	116	23	139
Redeemable noncontrolling interests	43	(3)	40
Retained earnings (accumulated deficit)	(1,085)	(15)	(1,100)
Total Tenneco Inc. shareholders’ equity	588	(15)	573
Noncontrolling interests	51	(4)	47
Total equity	639	(19)	620
Total liabilities, redeemable noncontrolling interests and equity	4,342	4	4,346

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

	Three Months Ended June 30, 2016
	As Reported	Adjustment	As Revised
	(Millions)
Condensed Consolidated Statement of Cash Flow Data:
Net income	$103	$(5)	$98
Deferred income taxes	10	(1)	9
Increase (decrease) in payables	6	1	7
Changes in long-term liabilities	3	5	8

	Six Months Ended June 30, 2016
	As Reported	Adjustment	As Revised
	(Millions)
Condensed Consolidated Statement of Cash Flow Data:
Net income	$175	$(5)	$170
Deferred income taxes	13	(1)	12
Increase (decrease) in payables	62	2	64
Changes in long-term liabilities	(2)	4	2

	Six Months Ended June 30, 2016
	As Reported	Adjustment	As Revised
	(Millions)
Condensed Consolidated Statements of Changes in Shareholders' Equity Data:
Retained earnings (accumulated deficit)
Balance January 1	$(1,448)	$(8)	$(1,456)
Net income attributable to Tenneco Inc.	143	(4)	139
Balance June 30	$(1,305)	$(12)	$(1,317)

Total Tenneco Inc. shareholders' equity	$541	$(12)	$529

Noncontrolling interests:
Balance January 1	$42	$(3)	$39
Net income	14	(1)	13
Other comprehensive loss	(1)	—	(1)
Balance June 30	$55	$(4)	$51

Total Equity	$596	$(16)	$580

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
For the second quarter of 2017, light vehicle production was up 16 percent in South America and eight percent in India compared to the second quarter of 2016. Light vehicle production was down three percent in both North America and Europe, one percent in China and 27 percent in Australia when compared to the second quarter of 2016.
As announced on February 7, 2017, we made an organizational change in our reportable segments effective with the first quarter of 2017. Our Clean Air and Ride Performance product lines in India, which had been reported as part of the Europe, South America and India segments, are now reported with their respective product lines in the Asia Pacific segments. Prior period segment information has been revised to reflect our new reporting segments. Also financial statements for 2016 and first quarter 2017 have been revised for certain immaterial supplier cost reduction payments that Tenneco determined should have been recognized in future periods and for cost of sales expense that should have been accrued in prior periods for substrate liabilities. See Note 14 in our notes to condensed consolidated financial statements located in Part I Item 1 of this Form 10-Q. Additionally, all amounts in MD&A have been revised.
Total revenues for the second quarter of 2017 were $2,317 million, up five percent from $2,212 million in the second quarter of 2016 on strong global light vehicle and commercial truck, off-highway and other vehicle revenues, driven by both the Clean Air and Ride Performance product lines. Excluding the impact of currency and substrate sales, revenue was up $97 million, or six percent, from $1,693 million to $1,790 million. The increase in revenues was driven primarily by stronger OE light vehicle volumes and higher commercial truck, off-highway and other vehicle revenues in all regions as well as new platforms in North America and Europe.
Cost of sales (exclusive of depreciation and amortization): Cost of sales for the second quarter of 2017 was $1,946 million, or 84.0 percent of sales, compared to $1,816 million, or 82.1 percent of sales in the second quarter of 2016. The following table lists the primary drivers behind the change in cost of sales ($ millions).

Quarter ended June 30, 2016	$1,816
Volume and mix	112
Material	18
Currency exchange rates	(11)
Restructuring	11
Quarter ended June 30, 2017	$1,946

The increase in cost of sales was due to the year-over-year increase in volume, higher net material costs and higher restructuring costs, partially offset by the impact of currency exchange rates.

Gross margin: Revenue less cost of sales for the second quarter of 2017 was $371 million, or 16.0 percent, versus $396 million, or 17.9 percent, in the second quarter of 2016. The effect on gross margin resulting from year-over-year increase in volume was more than offset by higher net material costs, higher restructuring costs and unfavorable currency impact.
Engineering, research and development: Engineering, research and development expense was $36 million and $37 million in the second quarters of 2017 and 2016, respectively.
Selling, general and administrative (SG&A): SG&A expense was up $119 million in the second quarter of 2017 at $253 million compared to $134 million in the second quarter of 2016 mainly due to the $132 million antitrust settlement accrual recorded in the second quarter of 2017.
Depreciation and amortization: Depreciation and amortization expense was $55 million in the second quarter of 2017, compared to $52 million in the second of quarter of 2016.
Earnings before interest expense, taxes and noncontrolling interests (“EBIT”) was $27 million for the second quarter of 2017, a decrease of $144 million when compared to $171 million in the second quarter of the prior year. Higher OE light vehicle volumes, increased commercial truck, off-highway and other vehicle revenues in all regions and new platforms in North America and Europe were more than offset by higher restructuring and related costs, antitrust settlement accrual of $132 million, a warranty settlement with a customer and $8 million of negative currency.
Total revenues for the first six months of 2017 were $4,609 million, up six percent from $4,348 million in the first six months of 2016 on strong global light vehicle and commercial truck, off-highway and other vehicle revenues, driven by both the Clean Air and Ride Performance product lines. Excluding the impact of currency and substrate sales, revenue was up $240 million, or seven percent, from $3,319 million to $3,559 million. The increase in revenues was driven primarily by stronger OE light vehicle volumes mainly in North America, Europe, South America, India and China Ride Performance, new platforms in North America and Europe, and higher commercial truck, off-highway and other vehicle revenues mainly in Europe, China and India offset by lower off-highway revenue in North America. Lower aftermarket Ride Performance revenues in North America offset higher revenues in Europe, South America and Asia Pacific.
Cost of sales (exclusive of depreciation and amortization): Cost of sales for the first half of 2017 was $3,877 million, or 84.1 percent of sales, compared to $3,586 million, or 82.5 percent of sales in the first half of 2016. The following table lists the primary drivers behind the change in cost of sales ($ millions).

Six months ended June 30, 2016	$3,586
Volume and mix	289
Material	24
Currency exchange rates	(40)
Restructuring	12
Other Costs	6
Six months ended June 30, 2017	$3,877

The increase in cost of sales was due to the year-over-year increase in volume, higher net material costs, higher other costs, mainly manufacturing, and higher restructuring costs, partially offset by the impact of currency exchange rates.
Gross margin: Revenue less cost of sales for the first six months of 2017 was $732 million, or 15.9 percent, versus $762 million, or 17.5 percent, in the first six months of 2016. The effect on gross margin resulting from year-over-year increase in volume was more than offset by higher net material costs, higher other costs, mainly manufacturing, higher restructuring costs and unfavorable currency impact.
Engineering, research and development: Engineering, research and development expense was $75 million and $76 million in the first six months of 2017 and 2016, respectively.
Selling, general and administrative (SG&A): SG&A expense was up $120 million in the first half of 2017 at $401 million compared to $281 million in the first half of 2016 mainly due to the antitrust settlement accrual recorded in the first half of 2017.
Depreciation and amortization: Depreciation and amortization expense was $107 million and $106 million in the first six months of 2017 and 2016, respectively.
EBIT was $148 million for the first half of 2017, a decrease of $147 million when compared to $295 million in the first half of the prior year. Higher OE light vehicle volumes in North America, Europe, South America, India and China Ride Performance, new platforms in North America and Europe, higher commercial truck, off-highway and other vehicle revenues mainly in Europe, China and India and higher aftermarket Ride Performance revenues in Europe, South America and Asia Pacific were more than offset by lower aftermarket Ride Performance and off-highway revenues in North America, higher manufacturing costs, higher restructuring and related costs, antitrust settlement accrual of $132 million, a warranty settlement with a customer and $12 million of negative currency.
Results from Operations
The tables below reflect our revenues for the three months and six months periods ended June 30, 2017 and 2016. We show the component of our OE revenue represented by substrate sales. While we generally have primary design, engineering and manufacturing responsibility for OE emission control systems, we do not manufacture substrates. Substrates are porous ceramic filters coated with a catalyst - typically, precious metals such as platinum, palladium and rhodium. These are supplied to us by Tier 2 suppliers generally as directed by our OE customers. We generally earn a small margin on these components of the system. As the need for more sophisticated emission control solutions increases to meet more stringent environmental regulations, and as we capture more diesel aftertreatment business, these substrate components have been increasing as a percentage of our revenue. While these substrates dilute our gross margin percentage, they are a necessary component of an emission control system.
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
Net Sales and Operating Revenues for the Three Months Ended June 30, 2017 and 2016

	Three Months Ended June 30, 2017
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$802	$274	$528	$—	$528
Europe & South America	546	202	344	(5)	349
Asia Pacific	271	65	206	(7)	213
Total Clean Air Division	1,619	541	1,078	(12)	1,090
Ride Performance Division
North America	330	—	330	(2)	332
Europe & South America	264	—	264	1	263
Asia Pacific	104	—	104	(1)	105
Total Ride Performance Division	698	—	698	(2)	700
Total Tenneco Inc.	$2,317	$541	$1,776	$(14)	$1,790

	Three Months Ended June 30, 2016
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$771	$273	$498	$—	$498
Europe & South America	517	187	330	—	330
Asia Pacific	264	59	205	—	205
Total Clean Air Division	1,552	519	1,033	—	1,033
Ride Performance Division
North America	323	—	323	—	323
Europe & South America	250	—	250	—	250
Asia Pacific	87	—	87	—	87
Total Ride Performance Division	660	—	660	—	660
Total Tenneco Inc.	$2,212	$519	$1,693	$—	$1,693

	Three Months Ended June 30, 2017 Versus Three Months Ended June 30, 2016 Dollar and Percent Increase (Decrease)
	Revenues	Percent	Value-add Revenues excluding Currency	Percent
	(Millions Except Percent Amounts)
Clean Air Division
North America	$31	4%	$30	6%
Europe & South America	29	6%	19	6%
Asia Pacific	7	3%	8	4%
Total Clean Air Division	67	4%	57	6%
Ride Performance Division
North America	7	2%	9	3%
Europe & South America	14	6%	13	5%
Asia Pacific	17	20%	18	21%
Total Ride Performance Division	38	6%	40	6%
Total Tenneco Inc.	$105	5%	$97	6%

Light Vehicle Industry Production by Region for Three Months Ended June 30, 2017 and 2016 (According to IHS Automotive, July 2017)

	Three Months Ended June 30,
	2017	2016	Increase (Decrease)	% Increase (Decrease)
	(Number of Vehicles in Thousands)
North America	4,461	4,600	(139)	(3)%
Europe	5,721	5,898	(177)	(3)%
South America	793	684	109	16%
Total Europe & South America	6,514	6,582	(68)	(1)%
China	6,004	6,060	(56)	(1)%
India	1,045	965	80	8%
Australia	29	40	(11)	(27)%
Clean Air revenue was up $67 million in the second quarter of 2017 compared to the second quarter of 2016 with higher volumes in all segments. In North America, higher volumes drove a $30 million revenue increase mainly due to increased OE light vehicle sales and new platforms. Currency had no impact on North American revenues. In the European and South American segment, higher volumes drove a $38 million increase in revenues mainly due to increased OE light vehicle and commercial truck, off-highway and other vehicle sales in the region and new platforms in Europe. Currency had a $7 million unfavorable impact on European and South American revenues. In Asia Pacific, higher volumes of $21 million were mainly driven by increased commercial truck, off-highway and other revenue in China, India and Japan partially offset by lower OE light vehicle revenues in China and Australia. Currency had a $9 million unfavorable impact on Asia Pacific revenues.
Ride Performance revenue was up $38 million in the second quarter of 2017 compared to the second quarter of 2016 with higher volumes in all segments. In North America, higher volumes of $3 million were mainly driven by higher OE light vehicle sales and new platforms offset partially by lower aftermarket sales. Currency had a $2 million unfavorable impact on North American revenues. In the European and South American segment, higher volumes of $11 million were driven by increases in OE light vehicle, commercial truck and off-highway and other and aftermarket sales in the region. Currency had $1 million favorable impact on European and South American revenues. In Asia Pacific, higher volumes of $21 million were mainly driven by increased OE light vehicle volumes in China and India partially offset by lower volumes in Australia. Currency had a $1 million unfavorable impact on Asia Pacific revenues.
Net Sales and Operating Revenues for the Six Months Ended June 30, 2017 and 2016

	Six Months Ended June 30, 2017
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$1,618	$551	$1,067	$—	$1,067
Europe & South America	1,084	408	676	(17)	693
Asia Pacific	548	129	419	(16)	435
Total Clean Air Division	3,250	1,088	2,162	(33)	2,195
Ride Performance Division
North America	$641	—	641	(2)	643
Europe & South America	507	—	507	1	506
Asia Pacific	211	—	211	(4)	215
Total Ride Performance Division	1,359	—	1,359	(5)	1,364
Total Tenneco Inc.	$4,609	$1,088	$3,521	$(38)	$3,559

	Six Months Ended June 30, 2016
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$1,536	$544	$992	$—	$992
Europe & South America	988	360	628	—	628
Asia Pacific	543	125	418	—	418
Total Clean Air Division	3,067	1,029	2,038	—	2,038
Ride Performance Division
North America	$646	—	646	—	646
Europe & South America	460	—	460	—	460
Asia Pacific	175	—	175	—	175
Total Ride Performance Division	1,281	—	1,281	—	1,281
Total Tenneco Inc.	$4,348	$1,029	$3,319	$—	$3,319

	Six Months Ended June 30, 2017 Versus Six Months Ended June 30, 2016 Dollar and Percent Increase (Decrease)
	Revenues	Percent	Value-add Revenues excluding Currency	Percent
	(Millions Except Percent Amounts)
Clean Air Division
North America	$82	5%	$75	8%
Europe & South America	96	10%	65	10%
Asia Pacific	5	1%	17	4%
Total Clean Air Division	183	6%	157	8%
Ride Performance Division
North America	(5)	(1)%	(3)	—%
Europe & South America	47	10%	46	10%
Asia Pacific	36	21%	40	23%
Total Ride Performance Division	78	6%	83	6%
Total Tenneco Inc.	$261	6%	$240	7%

Light Vehicle Industry Production by Region for Six Months Ended June 30, 2017 and 2016 (According to IHS Automotive, July 2017)

	Six Months Ended June 30,
	2017	2016	Increase (Decrease)	% Increase (Decrease)
	(Number of Vehicles in Thousands)
North America	8,991	9,055	(64)	(1)%
Europe	11,569	11,425	144	1%
South America	1,516	1,297	219	17%
Total Europe & South America	13,085	12,722	363	3%
China	12,838	12,453	385	3%
India	2,181	2,010	171	8%
Australia	56	78	(22)	(28)%
Clean Air revenue was up $183 million in the first six months of 2017 compared to the first six months of 2016 with higher volumes in all segments. In North America, higher volumes drove a $97 million revenue increase due to increased OE light vehicle sales and new platforms offset partially by lower off-highway revenue. Currency had no impact on North American revenues. In the European and South American segment, higher volumes drove a $133 million increase in revenues mainly due to increased OE light vehicle and commercial truck, off-highway and other vehicle sales in the region and new platforms in Europe. Currency had a $29 million unfavorable impact on European and South American revenues. In Asia Pacific, higher volumes of $34 million were mainly driven by increased commercial truck, off-highway and other revenue in the region partially offset by lower OE light vehicle revenues in China and Australia. Currency had a $21 million unfavorable impact on Asia Pacific revenues.
Ride Performance revenue was up $78 million in the first six months of 2017 compared to the first six months of 2016. In North America, lower volumes of $20 million were mainly driven by lower aftermarket volumes partially offset by higher OE light vehicle sales and new platforms. Currency had a $2 million unfavorable impact on North American revenues. In the European and South American segment, higher volumes of $41 million were driven by increases in OE light vehicle, commercial truck and off-highway and other and aftermarket sales in the region and new platforms in Europe. Currency had a $1 million favorable impact on European and South American revenues. In Asia Pacific, higher volumes of $44 million were mainly driven by increased OE light vehicle volumes in China and India partially offset by lower volumes in Australia. Currency had a $4 million unfavorable impact on Asia Pacific revenues.

Earnings before Interest Expense, Income Taxes and Noncontrolling Interests (“EBIT”) for the Three Months Ended June 30, 2017 and 2016

	Three Months Ended June 30,		Change
	2017	2016
	(Millions)
Clean Air Division
North America	$57	$65	$(8)
Europe & South America	33	28	5
Asia Pacific	23	36	(13)
Total Clean Air Division	113	129	(16)
Ride Performance Division
North America	38	48	(10)
Europe & South America	7	10	(3)
Asia Pacific	17	13	4
Total Ride Performance Division	62	71	(9)
Other	(148)	(29)	(119)
Total Tenneco Inc.	$27	$171	$(144)
The EBIT results shown in the preceding table include the following items, certain of which are discussed below under “Restructuring and Other Charges,” which have an effect on the comparability of EBIT results between periods:

	Three Months Ended June 30,
	2017	2016
	(Millions)
Clean Air Division
Europe & South America
Restructuring and related expenses	$—	$1
Asia Pacific
Restructuring and related expenses	12	—
Total Clean Air Division	12	1
Ride Performance Division
North America
Restructuring and related expenses	2	1
Warranty settlement (1)	7	—
Europe & South America
Restructuring and related expenses	1	3
Total Ride Performance Division	10	4
Other
Restructuring and related expenses	2	—
Antitrust settlement accrual (2)	132	—
Gain on sale of unconsolidated JV (3)	(5)	—
Total Other	129	—
Total Tenneco Inc.	$151	$5

(1) Warranty settlement with a customer.
(2) Charges related to establishing a reserve for settlement costs necessary to resolve the company's antitrust matters globally.
(3) Gain on sale of unconsolidated JV.
EBIT for the Clean Air division was $113 million in the second quarter of 2017 compared to $129 million in the second quarter a year ago. EBIT for North America decreased $8 million, to $57 million, in the second quarter of 2017 versus the second quarter of 2016. The benefit from higher OE light vehicle sales and new platforms was more than offset by higher SG&A expenses and negative currency. Europe and South America's EBIT was $33 million in the second quarter of 2017 and

$28 million in the second quarter of 2016. The benefit from increased OE light vehicle volumes and higher commercial truck, off-highway and other vehicles sales in the region, new platforms in Europe, lower restructuring and related expenses and operational efficiencies was partially offset by negative currency. EBIT for Asia Pacific decreased $13 million to $23 million in the second quarter of 2017 from $36 million in the second quarter of 2016. EBIT benefited from higher commercial truck, off-highway and other revenue in China, India and Japan, which was more than offset by lower OE light vehicle revenues in China and Australia, the timing of steel recoveries, higher restructuring and related expenses and negative currency. For the Clean Air division, restructuring and related expenses of $12 million were included in EBIT for the second quarter of 2017 and $1 million were included in EBIT for the same period in 2016. Currency had a $6 million unfavorable impact on EBIT of the Clean Air division for the second quarter of 2017 when compared to last year.
EBIT for the Ride Performance division was $62 million in the second quarter of 2017 compared to $71 million in the second quarter a year ago. EBIT for North America decreased $10 million in the second quarter of 2017 to $38 million from $48 million in the second quarter of 2016, driven by lower volumes in aftermarket, a warranty settlement with a customer, the timing of steel recoveries, higher restructuring and related expenses and negative currency, which were partially offset by higher OE light vehicle sales and new platforms. Europe and South America's EBIT was $7 million in the second quarter of 2017 and $10 million in the second quarter of 2016. The benefit from higher light vehicle, aftermarket and commercial truck, off-highway and other vehicle revenues in the region, new platforms in Europe and lower restructuring and related expenses was more than offset by the timing of steel recoveries, higher manufacturing costs and SG&A expenses. EBIT for Asia Pacific increased to $17 million in the second quarter of 2017 from $13 million in the second quarter of 2016, driven by higher OE light vehicle volumes in China and India partially offset by lower volumes in Australia and negative currency. For the Ride Performance division, restructuring and related expenses of $10 million were included in EBIT for the second quarter of 2017 and $4 million for the same period in 2016. Additionally, a warranty settlement charge of $7 million was recorded in the second quarter of 2017. Currency had a $2 million unfavorable impact on EBIT of the Ride Performance division for the second quarter of 2017 when compared to last year.
Currency had an $8 million unfavorable impact on overall company EBIT for the second quarter of 2017 as compared to the prior year's second quarter.
EBIT as a Percentage of Revenue for the Three Months Ended June 30, 2017 and 2016

	Three Months Ended June 30,
	2017	2016
Clean Air Division
North America	7%	8%
Europe & South America	6%	5%
Asia Pacific	8%	14%
Total Clean Air Division	7%	8%
Ride Performance Division
North America	12%	15%
Europe & South America	3%	4%
Asia Pacific	16%	15%
Total Ride Performance Division	9%	11%
Total Tenneco Inc.	1%	8%

In the Clean Air division, EBIT as a percentage of revenues for the second quarter of 2017 was down one percentage point compared to last year's second quarter. In North America, EBIT as a percentage of revenues for the second quarter of 2017 was down one percentage point compared to last year's second quarter. The benefit from higher OE light vehicle sales and new platforms was more than offset by higher SG&A expenses and negative currency. Europe and South America's EBIT as a percentage of revenues for the second quarter of 2017 was up one percentage point compared to the prior year's second quarter. The benefit from increased OE light vehicle volumes and higher commercial truck, off-highway and other vehicles sales in the region, new platforms in Europe, lower restructuring and related expenses and operational efficiencies was partially offset by negative currency. EBIT as a percentage of revenues for Asia Pacific in the second quarter of 2017 was down six percentage points compared to the second quarter of 2016. The benefit from higher commercial truck, off-highway and other revenue in China, India and Japan, was more than offset by lower OE light vehicle revenues in China and Australia, the timing of steel recoveries, higher restructuring and related expenses and negative currency.

In the Ride Performance division, EBIT as a percentage of revenues was down two percentage points compared to the prior year's second quarter. In the second quarter of 2017, EBIT as a percentage of revenues for North America was down three percentage points compared to the second quarter of 2016, driven by lower volumes in aftermarket, a warranty settlement with a customer, the timing of steel recoveries, higher restructuring and related expenses and negative currency, which were partially offset by higher OE light vehicle sales and new platforms. EBIT as a percentage of revenues in Europe and South America was down one percentage point compared to the prior year's second quarter. The benefit from higher light vehicle, aftermarket and commercial truck, off-highway and other vehicle revenues in the region, new platforms in Europe and lower restructuring and related expenses was more than offset by the timing of steel recoveries, higher manufacturing costs and SG&A expenses. In Asia Pacific, EBIT as a percentage of revenues for the second quarter of 2017 was up one percentage point compared to last year's second quarter, driven by higher OE light vehicle volumes in China and India partially offset by lower volumes in Australia and negative currency.

EBIT for the Six Months Ended June 30, 2017 and 2016

	Six Months Ended June 30,		Change
	2017	2016
	(Millions)
Clean Air Division
North America	$107	$126	$(19)
Europe & South America	54	43	11
Asia Pacific	55	71	(16)
Total Clean Air Division	216	240	(24)
Ride Performance Division
North America	71	90	(19)
Europe & South America	13	4	9
Asia Pacific	34	26	8
Total Ride Performance Division	118	120	(2)
Other	(186)	(65)	(121)
Total Tenneco Inc.	$148	$295	$(147)

The EBIT results shown in the preceding table include the following items, certain of which are discussed below under “Restructuring and Other Charges,” which have an effect on the comparability of EBIT results between periods:

	Six Months Ended June 30,
	2017	2016
	(Millions)
Clean Air Division
Europe & South America
Restructuring and related expenses	$10	$1
Asia Pacific
Restructuring and related expenses	12	—
Total Clean Air Division	22	1
Ride Performance Division
North America
Restructuring and related expenses	3	1
Warranty settlement (1)	7	—
Europe & South America
Restructuring and related expenses	4	17
Total Ride Performance Division	14	18
Other
Restructuring and related expenses	3	—
Pension charges / Stock vesting (2)	11	—
Antitrust settlement accrual (3)	132	—
Gain on sale of unconsolidated JV (4)	(5)	—
Total Other	141	—
Total Tenneco Inc.	$177	$19

(1) Warranty settlement with a customer.
(2) Charges related to pension derisking and the acceleration of restricted stock vesting in accordance with the long-term incentive plan.
(3) Charges related to establishing a reserve for settlement costs necessary to resolve the company's antitrust matters globally.
(4) Gain on sale of unconsolidated JV.
EBIT for the Clean Air division was $216 million in the first half of 2017 compared to $240 million in the first half of prior year. EBIT for North America decreased $19 million, to $107 million, in the first half of 2017 versus the first half of 2016. The benefit from higher OE light vehicle sales and new platforms was more than offset by lower off-highway revenue, the timing of contractual cost recovery of alloy surcharge increases, higher manufacturing costs, and negative currency. Europe and South America's EBIT was $54 million in the first half of 2017 and $43 million in the first half of 2016. The benefit from increased OE light vehicle volumes and higher commercial truck, off-highway and other vehicles sales in the region, new platforms in Europe and operational efficiencies was partially offset by higher restructuring and related expenses and negative currency. EBIT for Asia Pacific decreased $16 million to $55 million in the first half of 2017 from $71 million in the first half of 2016. EBIT benefited from higher commercial truck, off-highway and other revenue in the region, which was more than offset by lower OE light vehicle revenues in China and Australia, the timing of steel recoveries, higher restructuring and related expenses and negative currency. For the Clean Air division, restructuring and related expenses of $22 million were included in EBIT for the first half of 2017 and $1 million were included in EBIT for the same period in 2016. Currency had a $9 million unfavorable impact on EBIT of the Clean Air division for the first half of 2017 when compared to last year.
EBIT for the Ride Performance division was $118 million in the first half of 2017 compared to $120 million in the first half of prior year. EBIT for North America decreased $19 million in the first half of 2017 to $71 million from $90 million in the first half of 2016, driven by lower volumes in aftermarket, a warranty settlement with a customer, the timing of steel recoveries, and higher restructuring and related expenses, which more than offset higher OE light vehicle sales and new platforms. Europe and South America's EBIT was $13 million in the first half of 2017 and $4 million in the first half of 2016. The benefit from higher light vehicle, aftermarket and commercial truck, off-highway and other vehicle revenues in the region, new platforms in Europe and lower restructuring and related expenses was partially offset by the timing of steel recoveries, higher manufacturing costs and unfavorable currency. EBIT for Asia Pacific increased to $34 million in the first half of 2017 from $26 million in the first half of 2016, driven by higher light vehicle volumes in China and India partially offset by lower volumes in Australia and negative currency. For the Ride Performance division, restructuring and related expenses of $7 million were included in EBIT for the first half of 2017 and $18 million for the same period in 2016. Additionally, a warranty settlement charge of $7 million was recorded in the first half of 2017. Currency had a $3 million unfavorable impact on EBIT of the Ride Performance division for the first half of 2017 when compared to last year.
Currency had a $12 million unfavorable impact on overall company EBIT for the first half of 2017 as compared to the first half of prior year.
EBIT as a Percentage of Revenue for the Six Months Ended June 30, 2017 and 2016

	Six Months Ended June 30,
	2017	2016
Clean Air Division
North America	7%	8%
Europe & South America	5%	4%
Asia Pacific	10%	13%
Total Clean Air Division	7%	8%
Ride Performance Division
North America	11%	14%
Europe & South America	3%	1%
Asia Pacific	16%	15%
Total Ride Performance Division	9%	9%
Total Tenneco Inc.	3%	7%

In the Clean Air division, EBIT as a percentage of revenues for the first half of 2017 was down one percentage point compared to the first half of last year. In North America, EBIT as a percentage of revenues for the first half of 2017 was down one percentage point compared to the first half of last year. The benefit from higher OE light vehicle sales and new platforms was more than offset by lower off-highway revenue, the timing of contractual cost recovery of alloy surcharge increases, higher manufacturing costs, and negative currency. Europe and South America's EBIT as a percentage of revenues for the first half of 2017 was up one percentage point compared to the first half of prior year. The benefit from increased OE light vehicle volumes and higher commercial truck, off-highway and other vehicles sales in the region, new platforms in Europe and operational efficiencies was partially offset by higher restructuring and related expenses and negative currency. EBIT as a percentage of revenues for Asia Pacific in the first half of 2017 was down three percentage points compared to the first half of 2016. The benefit from higher commercial truck, off-highway and other revenue in the region, was more than offset by lower OE light vehicle revenues in China and Australia, the timing of steel recoveries, higher restructuring and related expenses and negative currency.
In the Ride Performance division, EBIT as a percentage of revenues was even compared to the first half of prior year. In the first half of 2017, EBIT as a percentage of revenues for North America was down three percentage points compared to the first half of 2016, driven by lower volumes in aftermarket, a warranty settlement with a customer, the timing of steel recoveries, and higher restructuring and related expenses, which more than offset higher OE light vehicle sales and new platforms. EBIT as a percentage of revenues in Europe and South America was up two percentage points compared to the first half of prior year. The benefit from higher light vehicle, aftermarket and commercial truck, off-highway and other vehicle revenues in the region, new platforms in Europe and lower restructuring and related expenses was partially offset by the timing steel recoveries, higher manufacturing costs and unfavorable currency. In Asia Pacific, EBIT as a percentage of revenues for the first half of 2017 was up one percentage point compared to the first half of last year, driven by higher light vehicle volumes in China and India partially offset by lower volumes in Australia and negative currency.
Interest Expense, Net of Interest Capitalized
We reported interest expense in the second quarter of 2017 of $20 million (substantially all in our U.S. operations) net of interest capitalized of $2 million, and $34 million (substantially all in our U.S. operations) net of interest capitalized of $2 million in the second quarter of 2016. Included in the second quarter of 2017 were $1 million of expense related to our refinancing activities. Included in the second quarter of 2016 were $16 million of expense related to our refinancing activities. Excluding the refinancing expenses, interest expense increased by $1 million in the second quarter of 2017 compared to the prior year.

We reported interest expense in the first half of 2017 of $35 million (substantially all in our U.S. operations) net of interest capitalized of $4 million, and $52 million (substantially all in our U.S. operations) net of interest capitalized of $3 million in the first half of 2016. Included in the first half of 2017 were $1 million of expense related to our refinancing activities. Included in the first half of 2016 were $16 million of expense related to our refinancing activities. Excluding the refinancing expenses, interest expense decreased by $2 million in the first half of 2017 compared to the prior year.
On June 30, 2017, we had $740 million in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed through July 2026, $225 million is fixed through December 2024, and the remainder is fixed through 2025. We also have $768 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” later in this Management’s Discussion and Analysis.
Income Taxes
We reported income tax benefit of $8 million and income tax expense of $39 million in the three month periods ended June 30, 2017 and 2016, respectively. The tax benefit recorded in the second quarter of 2017 included a net tax benefit of $50 million primarily relating to an antitrust settlement accrual. The tax expense recorded in the second quarter of 2016 included a net tax expense of $2 million primarily relating to tax adjustments to uncertain tax positions, prior year intercompany transactions and prior year income tax estimates.
We reported income tax expense of $25 million and $73 million in the six month periods ended June 30, 2017 and 2016, respectively. The tax expense recorded in the first six months of 2017 included a net tax benefit of $49 million primarily relating to an antitrust settlement accrual. The tax expense recorded in the first six months of 2016 included a net tax benefit of $1 million primarily relating to tax adjustments to uncertain tax positions, prior year intercompany transactions and prior year income tax estimates.
We believe it is reasonably possible that up to $17 million in unrecognized tax benefits related to the expiration of foreign statute of limitations and the conclusion of income tax examinations may be recognized within the next twelve months.
Restructuring and Other Charges
Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. For the full year 2016, we incurred $36 million in restructuring and related costs including asset write-downs of $6 million, primarily related to manufacturing footprint improvements in North America Ride Performance, headcount reduction and cost improvement initiatives in Europe and China Clean Air, South America and Australia, of which $17 million was recorded in cost of sales, $12 million in SG&A, $1 million in engineering expense, $2 million in other expense and $4 million in depreciation and amortization expense. In the second quarter of 2017, we incurred $17 million in restructuring and related costs including asset write-downs of $1 million, primarily related to closing a Clean Air manufacturing plant in Australia, of which $12 million was recorded in cost of sales, $4 million in SG&A and $1 million in depreciation and amortization expense. In the second quarter of 2016, we incurred $5 million in restructuring and related costs, primarily related to European cost reduction efforts and headcount reductions in South America, of which $3 million was recorded in cost of sales and $2 million in SG&A. In the first six months of 2017, we incurred $32 million in restructuring and related costs including asset write-downs of $2 million, primarily related to closing a Clean Air Belgian JIT plant in response to the end of production on a customer platform, closing a Clean Air manufacturing plant in Australia and cost improvement initiatives in Europe, of which $23 million was recorded in cost of sales, $7 million in SG&A and $2 million in depreciation and amortization expense. In the first six months of 2016, we incurred $19 million in restructuring and related costs including asset write-downs of $5 million, primarily related to European cost reduction efforts and headcount reductions in South America, of which $6 million was recorded in cost of sales, $8 million in SG&A, $2 million in other expense and $3 million in depreciation and amortization expense.
Amounts related to activities that are part of our restructuring reserves are as follows:

	December 31, 2016 Restructuring Reserve	2017 Expenses	2017 Cash Payments	Impact of Exchange Rates	June 30, 2017 Restructuring Reserve
	(Millions)
Employee Severance, Termination Benefits and Other Related Costs	$15	26	(10)	2	$33
On June 29, 2017, our Board of Directors approved a restructuring initiative to close our Clean Air manufacturing plant in O’Sullivan Beach, Australia when General Motors and Toyota end vehicle production in the country, which is expected to occur in October 2017. This initiative may include additional restructuring actions with respect to our local original equipment Ride Performance operations. All such restructuring activities related to this initiative are expected to be completed by the first quarter of 2018. We recorded total charges related to this initiative of $12 million in the second quarter of 2017 including asset write-downs of $1 million and expect to record up to $8 million in the third quarter of 2017. The charges comprise approximately $18 million of cash expenditures (including severance payments to employees, the cost of decommissioning equipment, a lease termination payment and other costs associated with this action) and $2 million of non-cash asset impairments.
Under the terms of our amended and restated senior credit agreement that took effect on May 12, 2017, we are allowed to exclude, at our discretion, (i) up to $35 million in 2017 and $25 million each year thereafter of cash restructuring charges and related expenses, with the ability to carry forward any amount not used in one year to the next following year, and (ii) up to $150 million in the aggregate of all costs, expenses, fees, fines, penalties, judgments, legal settlements and other amounts associated with any restructuring, litigation, claim, proceeding or investigation related to or undertaken by us or any of our subsidiaries, together with any related provision for taxes, incurred for any quarterly period ending after May 12, 2017 in the calculation of the financial covenant ratios required under our senior credit facility. As of June 30, 2017, we elected not to exclude any of the $132 million of allowable cash charges and related expenses recognized in the second quarter for antitrust settlement costs against the $150 million aggregate limit available under the terms of the senior credit facility and none of the $30 million against the $35 million annual limit for 2017.
Earnings Per Share
We reported net loss attributable to Tenneco Inc. of $3 million or $(0.05) per diluted common share for the second quarter of 2017. Included in the results for the second quarter of 2017 were negative impacts from net tax expense, expenses related to our restructuring activities, cost related to our refinancing activities, warranty settlement and an antitrust settlement accrual, which was partially offset by positive impact from the gain on sale of an unconsolidated JV. The total impact of these items decreased earnings per diluted share by $1.93. We reported net income attributable to Tenneco Inc. of $82 million or $1.43 per diluted common share for the second quarter of 2016. Included in the results for the second quarter of 2016 were negative impacts from expenses related to our restructuring activities, cost related to our refinancing and net tax adjustments. The total impact of these items decreased earnings per diluted share by $0.29.
We reported net income attributable to Tenneco Inc. of $56 million or $1.05 per diluted common share for the first half of 2017. Included in the results for the first half of 2017 were negative impacts from expenses related to our restructuring activities, charges related to pension derisking and the acceleration of restricted stock vesting, cost related to our refinancing activities, warranty settlement and antitrust settlement accrual, which was partially offset by positive impact from the gain on sale of an unconsolidated JV. The total impact of these items decreased earnings per diluted share by $2.29. We reported net income attributable to Tenneco Inc. of $139 million or $2.42 per diluted common share for the first half of 2016. Included in the results for the first half of 2016 were negative impacts from expenses related to our restructuring activities and costs related to our refinancing activities partially offset by net tax benefits. The total impact of these items decreased earnings per diluted share by $0.47.
Dividends on Common Stock
On February 1, 2017, Tenneco announced the reinstatement of a quarterly dividend program. We expect to pay a quarterly dividend of $0.25 per share on our common stock, representing a planned annual dividend of $1.00 per share. In the second quarter of 2017, we paid a quarterly dividend of $0.25 per share, or $13 million. In the first half of 2017, we paid dividends of $0.25 per share in each of the quarters, or $26 million. While we currently expect that comparable quarterly cash dividends will continue to be paid in the future, our dividend program and the payment of future cash dividends under the program are subject to continued capital availability, the judgment of our Board of Directors and our continued compliance with the provisions pertaining to the payment of dividends under our debt agreements.
Cash Flows for the Three Months Ended June 30, 2017 and 2016

	Three Months Ended June 30,
	2017	2016
	(Millions)
Cash provided (used) by:
Operating activities (1)	$119	$132
Investing activities	(87)	(73)
Financing activities (1)	(33)	(115)

(1) Retrospectively adjusted to reflect the effects of applying the new guidance on stock compensation adopted in Q1 2017.

Operating Activities
For the second quarter of 2017, operating activities provided $119 million in cash compared to $132 million in cash provided during last year’s second quarter, driven by lower earnings and increased use of cash for components of working capital. For the second quarter of 2017, cash provided by working capital was $50 million versus $44 million of cash used for working capital in the second quarter of 2016. Receivables were a use of cash of $39 million in the second quarter of 2017 compared to a use of cash of $19 million in the prior year’s second quarter. Inventory represented a cash outflow of $15 million for the second quarter of 2017 and a cash inflow of $2 million during the second quarter of 2016. Accounts payable used $7 million of cash for the quarter ended June 30, 2017 compared to $7 million of cash provided for the quarter ended June 30, 2016. Cash taxes were $28 million in the second quarter of 2017 compared to $37 million in the prior year's second quarter.
Investing Activities
Cash used for investing activities was $87 million in the second quarter of 2017 compared to cash used of $73 million in the same period a year ago. Cash payments for plant, property and equipment were $90 million in the second quarter of 2017 versus payments of $71 million in the second quarter of 2016. Cash payments for software-related intangible assets were $6 and $3 million in the second quarters of 2017 and 2016, respectively. Changes in restricted cash were a source of cash of $1 million in the second quarter of 2017 compared to a use of cash of $1 million in 2016.
Financing Activities
Cash flow from financing activities was an outflow of $33 million for the quarter ended June 30, 2017, compared to an outflow of $115 million for the quarter ended June 30, 2016. We repurchased 783,800 shares of our outstanding common stock for $44 million at an average price of $56.61 per share during the second quarter of 2017 and 772,805 shares of our outstanding common stock for $41 million at an average price of $52.82 per share during the second quarter of 2016. In the second quarter of 2017, we paid a quarterly dividend of $0.25 per share, or $13 million.
On May 12, 2017, we completed a refinancing of our senior credit facility by entering into an amendment and restatement of that facility. The amended and restated credit agreement enhances financial flexibility by increasing the size and extending the term of its revolving credit facility and term loan facility, and by adding Tenneco Automotive Operating Company Inc. as a co-borrower under the revolver credit facility. The amended and restated credit agreement also adds foreign currency borrowing capability and permits the joinder of our foreign and domestic subsidiaries as borrowers under the revolving credit facility in the future. If any foreign subsidiary of ours is added to the revolving credit facility as a borrower, the obligations of such foreign borrower will be secured by the assets of such foreign borrower, and also will be secured by the assets of, and guaranteed by, the domestic borrowers and domestic guarantors as well as certain foreign subsidiaries of ours in the chain of ownership of such foreign borrower. The amended and restated credit facility consists of a $1,600 million revolving credit facility and a $400 million term loan A facility, which replaced our former $1,200 million revolving credit facility and $264 million term loan A facility, respectively. As of June 30, 2017, the senior credit facility provides us with a total revolving credit facility of $1,600 million and had a $400 million balance outstanding under the term loan A facility, both of which will mature on May 12, 2022.
Cash Flows for the Six Months Ended June 30, 2017 and 2016

	Six Months Ended June 30,
	2017	2016
	(Millions)
Cash provided (used) by:
Operating activities (1)	$110	$103
Investing activities	(194)	(147)
Financing activities (1)	69	68

(1) Retrospectively adjusted to reflect the effects of applying the new guidance on stock compensation adopted in Q1 2017.
Operating Activities
For the first six months of 2017, operating activities provided $110 million in cash compared to $103 million in cash provided during last year’s first six months, driven by lower earnings and the timing of working capital management. For the first six months of 2017, cash used for working capital was $106 million versus $207 million of cash used for working capital in the first six months of 2016. Receivables were a use of cash of $176 million in the first six months of 2017 compared to a use of cash of $179 million in the first six months of prior year. Inventory represented a cash outflow of $60 million for the first six months of 2017 and a cash outflow of $49 million during the first six months of 2016. Accounts payable provided $86 million of cash for the six months ended June 30, 2017 compared to $64 million of cash provided for the six months ended June 30, 2016. Cash taxes were $43 million in the first six months of 2017 compared to $58 million in the first six months of prior year.
Investing Activities
Cash used for investing activities was $194 million in the first six months of 2017 compared to cash used of $147 million in the same period a year ago. Cash payments for plant, property and equipment were $193 million in the first six months of 2017 versus payments of $139 million in the first six months of 2016. Cash payments for software-related intangible assets were $12 and $9 million in the first six months of 2017 and 2016, respectively. There was no change in restricted cash in the first six months of 2017, while in 2016 there was a use of cash of $2 million.
Financing Activities
Cash flow from financing activities was an inflow of $69 million for the six months ended June 30, 2017, compared to an inflow of $68 million for the six months ended June 30, 2016. We repurchased 1,023,800 shares of our outstanding common stock for $60 million at an average price of $58.53 per share during the first six months of 2017 and 1,132,805 shares of our outstanding common stock for $57 million at an average price of $50.36 per share during the first six months of 2016. Since announcing our share repurchase program in 2015, we have repurchased a total of approximately 9.4 million shares for $498 million, representing 15 percent of the shares outstanding at that time. In February 2017, the Board authorized the repurchase of up to $400 million of common stock over the next three years. This amount includes the $112 million that remained authorized under earlier repurchase programs. As of June 30, 2017, we had $340 million remaining on the share repurchase authorization. On February 1, 2017, our Board of Directors declared a cash dividend of $0.25, payable on March 23, 2017 to shareholders of record as of March 7, 2017. In the first six months of 2017, we paid a dividend of $0.25 per share in each quarter, or $26 million.
Borrowings under our revolving credit facility were $366 million at June 30, 2017 and $107 million at June 30, 2016. At June 30, 2017, there was $50 million borrowing under the U.S. accounts receivable securitization program, whereas at June 30, 2016, there was no borrowing.
Outlook
In the third quarter, we expect year-over-year revenue growth of approximately seven percent on a constant currency basis, outpacing estimated light vehicle industry production growth by five percentage points. We anticipate minimal currency impact on the year-over-year revenue comparison in the third quarter based on exchange rates at the end of the second quarter.
Our organic revenue growth is expected to be driven by Ride Performance and Clean Air content on top-selling light vehicle platforms globally; strong double digit growth in commercial truck and off-highway revenue; and a steady contribution from the global aftermarket.
We announced an increase to our full-year revenue growth outlook. On a constant currency basis, we now expect year-over-year revenue growth of six percent, outpacing estimated light vehicle industry growth by five percentage points.
We expect second half 2017 value add adjusted EBIT margins to be in line with prior year second half.
We updated our anticipated tax rate, and now expect a tax rate between 27% and 28% for 2017, due to continued optimization of the global business structure.
Tenneco's revenue projections are based on the type of information set forth under "Outlook" in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" as set forth in Tenneco's Annual Report on Form 10-K for the year ended December 31, 2016. Please see that disclosure for further information. Additionally, revenue assumptions for the third quarter and full year 2017 are based on current and projected customer production schedules as well as aggregate industry production, which includes IHS Automotive July 2017 global light vehicle production forecasts, Power Systems Research (PSR) July 2017 forecast for global commercial truck, and/or Tenneco estimates. Unless otherwise indicated, our revenue estimate methodology does not attempt to forecast currency fluctuation, and accordingly reflects constant currency. See “Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995” and Item 1A, “Risk Factors.”
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

Revenue Recognition
We recognize revenue for sales to our original equipment and aftermarket customers when title and risk of loss passes to the customers under the terms of our arrangements with those customers, which is usually at the time of shipment from our plants or distribution centers. Generally, in connection with the sale of exhaust systems to certain original equipment manufacturers, we purchase catalytic converters and diesel particulate filters or components thereof including precious metals (“substrates”) on behalf of our customers which are used in the assembled system. These substrates are included in our inventory and “passed through” to the customer at our cost, plus a small margin, since we take title to the inventory and are responsible for both the delivery and quality of the finished product. Revenues recognized for substrate sales were $1,088 million and $1,029 million for the first six months of 2017 and 2016, respectively. For our aftermarket customers, we provide for promotional incentives and returns at the time of sale. Estimates are based upon the terms of the incentives and historical experience with returns. Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis. Shipping and handling costs billed to customers are included in revenues and the related costs are included in cost of sales in our condensed consolidated statements of income.
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
Pre-production Design and Development and Tooling Assets
We expense pre-production design and development costs as incurred unless we have a contractual guarantee for reimbursement from the original equipment customer. Unbilled pre-production design and development costs recorded in prepayments and other and long-term receivables totaled $32 million and $22 million at June 30, 2017 and December 31, 2016. In addition, plant, property and equipment included $77 million and $62 million at June 30, 2017 and December 31, 2016, respectively, for original equipment tools and dies that we own, and prepayments and other included $133 million and $97 million at June 30, 2017 and December 31, 2016, respectively, for in-process tools and dies that we are building for our original equipment customers.
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
Except in the U.K., our pension plans generally do not require employee contributions. Our policy is to fund our pension plans in accordance with applicable U.S. and foreign government regulations and to make additional payments as funds are available to achieve full funding of the accumulated benefit obligation. As of June 30, 2017, all legal funding requirements have been met.
New Accounting Pronouncements
Note 11 in our notes to condensed consolidated financial statements located in Part I Item 1 of this Form 10-Q is incorporated herein for reference.

Liquidity and Capital Resources
Capitalization

	June 30, 2017	December 31, 2016	% Change
	(Millions)
Short-term debt and maturities classified as current	$107	$90	19%
Long-term debt	1,490	1,294	15
Total debt	1,597	1,384	15
Total redeemable noncontrolling interests	25	40	(38)
Total noncontrolling interests	42	47	(11)
Tenneco Inc. shareholders’ equity	615	573	7
Total equity	657	620	6
Total capitalization	$2,279	$2,044	11%
General. Short-term debt, which includes maturities classified as current, borrowings by foreign subsidiaries, and borrowings under our U.S. accounts receivable securitization program, were $107 million and $90 million as of June 30, 2017 and December 31, 2016, respectively. Borrowings under our revolving credit facilities, which are classified as long-term debt, were $366 million and $300 million at June 30, 2017 and December 31, 2016, respectively.
The 2017 year-to-date increase in Tenneco Inc. shareholders' equity primarily resulted from net income attributable to Tenneco Inc. of $56 million, a $11 million increase related to pension and postretirement benefits, a $8 million increase in premium on common stock and other capital surplus relating to common stock issued pursuant to benefit plans, and a $53 million increase caused by the impact of changes in foreign exchange rates on the translation of financial statements of our foreign subsidiaries into U.S. dollars, partially offset by a $26 million decrease related to cash dividends declared and a $60 million increase in treasury stock as a result of purchases of common stock under our share purchase program.
Overview. Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions. The arrangement is secured by substantially all our domestic assets and pledges of up to 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries.
On May 12, 2017, we completed a refinancing of our senior credit facility by entering into an amendment and restatement of that facility. The amended and restated credit agreement enhances financial flexibility by increasing the size and extending the term of its revolving credit facility and term loan facility, and by adding Tenneco Automotive Operating Company Inc. as a co-borrower under the revolver credit facility. The amended and restated credit agreement also adds foreign currency borrowing capability and permits the joinder of our foreign and domestic subsidiaries as borrowers under the revolving credit facility in the future. If any foreign subsidiary of Tenneco is added to the revolving credit facility as a borrower, the obligations of such foreign borrower will be secured by the assets of such foreign borrower, and also will be secured by the assets of, and guaranteed by, the domestic borrowers and domestic guarantors as well as certain foreign subsidiaries of Tenneco in the chain of ownership of such foreign borrower. The amended and restated credit facility consists of a $1,600 million revolving credit facility and a $400 million term loan A facility, which replaced our former $1,200 million revolving credit facility and $264 million term loan A facility, respectively. As of June 30, 2017, the senior credit facility provides us with a total revolving credit facility of $1,600 million and had a $400 million balance outstanding under the term loan A facility, both of which will mature on May 12, 2022. Net carrying amount for the balance outstanding under the term loan A facility including a $2 million debt issuance cost was $398 million as of June 30, 2017. Funds may be borrowed, repaid and re-borrowed under the revolving credit facility without premium or penalty (subject to any customary LIBOR breakage fees). The revolving credit facility is reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. Outstanding letters of credit reduce our availability to borrow revolving loans under the facility. We are required to make quarterly principal payments under the term loan A facility of $5 million through June 30, 2019, $7.5 million beginning September 30, 2019 through June 30, 2020, $10 million beginning September 30, 2020 through March 31, 2022 and a final payment of $260 million is due on May 12, 2022. We have excluded the required payments, within the next twelve months, under the term loan A facility totaling $20 million from current liabilities as of June 30, 2017, because we have the intent and ability to refinance the obligations on a long-term basis by using our revolving credit facility.
We recorded $1 million of pre-tax interest charges in May 2017 related to amendment and restatement of the senior credit facility and the write off of deferred debt issuance costs related to the senior credit facility.

At June 30, 2017, of the $1,600 million available under the revolving credit facility, we had unused borrowing capacity of $1,234 million with $366 million in outstanding borrowings and no outstanding letters of credit. As of June 30, 2017, our outstanding debt also included (i) $400 million of a term loan which consisted of a $398 million net carrying amount including a $2 million debt issuance cost related to our term loan A facility which is subject to quarterly principal payments as described above through May 12, 2022, (ii) $225 million of notes which consisted of a $221 million net carrying amount including a $4 million debt issuance cost related to our 5 3/8 percent senior notes due December 15, 2024, (iii) $500 million of notes which consisted of a $492 million net carrying amount including a $8 million debt issuance cost related to our 5 percent senior notes due July 15, 2026 , and (iv) $120 million of other debt.
We monitor market conditions with respect to the potential refinancing of our outstanding debt obligations, including our senior secured credit facility and senior notes. Depending on market and other conditions, we may seek to refinance our debt obligations from time to time. We cannot make any assurance, however, that any refinancing will be completed.
Senior Credit Facility — Interest Rates and Fees. Beginning May 12, 2017, our term loan A facility and revolving credit facility bear interest at an annual rate equal to, at our option, either (i) London Interbank Offered Rate (“LIBOR”) plus a margin of 175 basis points, or (ii) a rate consisting of the greater of (a) the JPMorgan Chase prime rate plus a margin of 75 basis points, (b) the Federal Funds rate plus 50 basis points plus a margin of 75 basis points, and (c) one month LIBOR plus 100 basis points plus a margin of 75 basis points. The margin we pay on these borrowings will be increased by a total of 25 basis points above the original margin following each fiscal quarter for which our consolidated net leverage ratio is equal to or greater than 2.5. In addition, the margin we pay on these borrowings will be reduced by a total of 25 basis points below the original margin if our consolidated net leverage ratio is less than 1.5. We also pay a commitment fee equal to 25 basis points that will be reduced to 20 basis points or increased to up to 30 basis points depending on consolidated net leverage ratio changes as set forth in the senior credit facility.
Senior Credit Facility — Other Terms and Conditions. Our senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated net leverage ratio (consolidated indebtedness plus, without duplication, the domestic receivable program amount, net of unrestricted cash and cash equivalents up to $250 million, divided by consolidated EBITDA, each as defined in the senior credit facility agreement), and consolidated interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined in the senior credit facility agreement) at the end of each period indicated. Failure to maintain these ratios will result in a default under our senior credit facility. The financial ratios required under the senior credit facility and the actual ratios we achieved for the first two quarters of 2017, are as follows:

	Quarter Ended
	June 30, 2017		March 31, 2017
	Required	Actual	Required	Actual
Leverage Ratio (maximum)	3.50	1.97	3.50	1.58
Interest Coverage Ratio (minimum)	2.75	12.44	2.75	15.73
The senior credit facility includes a maximum leverage ratio covenant of 3.50 and a minimum interest coverage ratio of 2.75, in each case through May 12, 2022. The senior credit facility includes a maximum leverage ratio covenant of 3.50 and a minimum interest coverage ratio of 2.75, in each case through May 12, 2022. The amended and restated senior credit facility provides us with the flexibility not to exclude certain otherwise excludable charges incurred in any relevant period from the calculation of the leverage and interest coverage ratios for such period. As of June 30, 2017, we elected not to exclude a total of $162 million of excludable charges. Had these charges been excluded, the leverage ratio and the interest ratio would have been 1.57 and 15.62, respectively, as of June 30, 2017.
The covenants in our senior credit facility agreement generally prohibit us from repaying or refinancing our senior notes. So long as no default existed, we would, however, under our senior credit facility agreement, be permitted to repay or refinance our senior notes (i) with the net cash proceeds of permitted refinancing indebtedness (as defined in the senior credit facility agreement) or with the net cash proceeds of our common stock, in each case issued within 180 days prior to such repayment; (ii) with the net cash proceeds of the incremental facilities (as defined in the senior credit facility agreement) and certain indebtedness incurred by our foreign subsidiaries; (iii) with the proceeds of the revolving loans (as defined in the senior credit facility agreement); (iv) with the cash generated by our operations; (v) in an amount equal to the net cash proceeds of qualified capital stock (as defined in the senior credit facility agreement) issued by us after May 12, 2017; and (vi) in exchange for permitted refinancing indebtedness or in exchange for shares of our common stock; provided that such purchases are capped as follows (with respect to clauses (iii), (iv) and (v) based on a pro forma consolidated leverage ratio after giving effect to such purchase, cancellation or redemption):

Pro forma Consolidated Leverage Ratio	Aggregate Senior Note Maximum Amount
(Millions)
Greater than or equal to 3.25x	$20
Greater than or equal to 3.0x	$100
Greater than or equal to 2.5x	$225
Less than 2.5x	no limit
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
The senior credit facility agreement also contains other restrictions on our operations that are customary for similar facilities, including limitations on: (i) incurring additional liens; (ii) sale and leaseback transactions (except for the permitted transactions as described in the senior credit facility agreement); (iii) liquidations and dissolutions; (iv) incurring additional indebtedness or guarantees; (v) investments and acquisitions; (vi) dividends and share repurchases; (vii) mergers and consolidations; (viii) disposition of assets; and (ix) refinancing of the senior notes. Compliance with these requirements and restrictions is a condition for any incremental borrowings under the senior credit facility agreement and failure to meet these requirements enables the lenders to require repayment of any outstanding loans.
As of June 30, 2017, we were in compliance with all the financial covenants and operational restrictions of the senior credit facility. Our senior credit facility does not contain any terms that could accelerate payment of the facility or affect pricing under the facility as a result of a credit rating agency downgrade.
Senior Notes. As of June 30, 2017, our outstanding senior notes included $225 million of 5 3/8 percent senior notes due December 15, 2024 which consisted of $221 million net carrying amount including a $4 million debt issuance cost and $500 million of 5 percent senior notes due July 15, 2026 which consisted of $492 million net carrying amount including a $8 million debt issuance cost. Under the indentures governing the remaining notes, we are permitted to redeem some or all of the remaining senior notes at specified prices that decline to par over a specified period, (a) on or after July 15, 2021, in case of the senior notes due 2026, and (b) on or after December 15, 2019, in the case of the senior notes due 2024. In addition, the notes may also be redeemed in whole or in part at a redemption price generally equal to 100 percent of the principal amount thereof plus a premium based on the present values of the remaining payments due to the note holders. Further, the indentures governing the notes also permit us to redeem up to 35 percent of the senior notes with the proceeds of certain equity offerings, (a) on or before July 15, 2019 at a redemption price equal to 105 percent, in case of the senior notes due 2026 and (b) on or before December 15, 2017 at a redemption price equal to 105.375 percent, in case of the senior notes due 2024. If we sell certain of our assets or experience specified kinds of changes in control, we must offer to repurchase the notes due 2026 and 2024 at 101 percent of the principal amount thereof plus accrued and unpaid interest.
Our senior notes due, respectively, December 15, 2024 and July 15, 2026 contain covenants that will, among other things, limit our ability to create liens, and enter into sale and leaseback transactions. Our senior notes due 2024 also require that, as a condition precedent to incurring certain types of indebtedness not otherwise permitted, our consolidated fixed charge coverage ratio, as calculated on a pro forma basis, be greater than 2.00, as well as containing restrictions on our operations, including limitations on: (i) incurring additional indebtedness; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; (v) asset sales and (vi) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee our senior notes on a joint and several basis. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. As of June 30, 2017, we were in compliance with the covenants and restrictions of these indentures.
Accounts Receivable Securitization. We securitize some of our accounts receivable on a limited recourse basis in the U.S. and Europe. As servicer under these accounts receivable securitization programs, we are responsible for performing all accounts receivable administration functions for these securitized financial assets including collections and processing of customer invoice adjustments. In the U.S., we have an accounts receivable securitization program with three commercial banks comprised of a first priority facility and a second priority facility. We securitize original equipment and aftermarket receivables on a daily basis under the bank program. In April 2017, the U.S. program was amended and extended to April 30, 2019. The first priority facility now provides financing of up to $155 million and the second priority facility, which is subordinated to the first priority facility, now provides up to an additional $25 million of financing. Both facilities monetize accounts receivable generated in the U.S. and Canada that meet certain eligibility requirements, and the second priority facility also monetizes certain accounts receivable generated in the U.S. and Canada that would otherwise be ineligible under the first priority securitization facility. The amount of outstanding third-party investments in our securitized accounts receivable under the U.S. program was $50 million and $30 million at June 30, 2017 and December 31, 2016, respectively.
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
We also securitize receivables in our European operations with regional banks in Europe. The arrangements to securitize receivables in Europe are provided under six separate facilities provided by various financial institutions in each of the foreign jurisdictions. The commitments for these arrangements are generally for one year, but some may be canceled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon notification. The amount of outstanding third-party investments in our securitized accounts receivable in Europe was $222 million and $160 million at June 30, 2017 and December 31, 2016, respectively.
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
In our U.S. accounts receivable securitization program, we transfer a partial interest in a pool of receivables and the interest that we retain is subordinate to the transferred interest. Accordingly, we account for our U.S. securitization program as a secured borrowing. In our European programs, we transfer accounts receivables in their entirety to the acquiring entities and satisfy all of the conditions established under ASC Topic 860, “Transfers and Servicing,” to report the transfer of financial assets in their entirety as a sale. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under our European securitization programs approximates the fair value of such receivables. We recognized $1 million and less than $ million interest expense in the three month periods ended June 30, 2017 and 2016, respectively, and $2 million and $1 million for the six month periods ended June 30, 2017 and 2016, respectively, relating to our U.S. securitization program. In addition, we recognized a loss of $1 million in each of the three month periods ended June 30, 2017 and 2016, and $2 million in each of the six month periods ended June 30, 2017 and 2016, on the sale of trade accounts receivable in our European accounts receivable securitization programs, representing the discount from book values at which these receivables were sold to our banks. The discount rate varies based on funding costs incurred by our banks, which averaged approximately two percent during the first six months of both 2017 and 2016.
Financial Instruments. In certain instances, several of our Chinese subsidiaries receive payment from customers through the receipt of financial instruments on the date the customer payments are due. Several of our Chinese subsidiaries also satisfy vendor payments through the delivery of financial instruments on the date the payments are due. Financial instruments issued to satisfy vendor payables and not redeemed totaled $7 million at both June 30, 2017 and December 31, 2016 and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $5 million at both June 30, 2017 and December 31, 2016. We classify financial instruments received from our customers as other current assets if issued by a financial institution of our customers or as customer notes and accounts, net if issued by our customer. We classified $5 million in other current assets at both June 30, 2017 and December 31, 2016.
The financial instruments received by some of our Chinese subsidiaries are drafts drawn that are payable at a future date and, in some cases, are negotiable and/or are guaranteed by the banks of the customers. The use of these instruments for payment follows local commercial practice. Because certain of such financial instruments are guaranteed by our customers’ banks, we believe they represent a lower financial risk than the outstanding accounts receivable that they satisfy which are not guaranteed by a bank.
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
In managing our foreign currency exposures, we identify and then hedge exposures by creating offsetting intercompany exposures or through third-party derivative contracts. The fair value of our foreign currency forward contracts was a net asset position of less than $1 million at June 30, 2017 and is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. The following table summarizes by major currency the notional amounts for our foreign currency forward purchase and sale contracts as of June 30, 2017. All contracts in the following table mature in 2017.

		June 30, 2017
		Notional Amount in Foreign Currency
		(Millions)
British pounds	—Purchase	10
Canadian dollars	—Sell	(2)
European euro	—Purchase	4
	—Sell	(8)
South African rand	—Sell	(8)
U.S. dollars	—Purchase	11
	—Sell	(17)
Interest Rate Risk
Our financial instruments that are sensitive to market risk for changes in interest rates are primarily our debt securities. We use our revolving credit facility to finance our short-term and long-term capital requirements. We pay a current market rate of interest on these borrowings. Our long-term capital requirements have been financed with long-term debt with original maturity dates ranging from five to ten years. On June 30, 2017, we had $740 million in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed through July 2026, $225 million is fixed through December 2024, and the remainder is fixed through 2025. We also have $768 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” earlier in this Management’s Discussion and Analysis.
We estimate that the fair value of our long-term debt at June 30, 2017 was about 101 percent of its book value. A one percentage point increase or decrease in interest rates related to our variable interest rate debt would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $9 million.
Equity Prices
We also utilize an equity swap arrangement to offset changes in liabilities related to the equity market risks of our deferred compensation arrangements. Gain or losses from changes in fair value of these total return swaps are generally offset by the losses or gains on the related liabilities. In the second quarter, we entered into an equity swap agreement with a financial institution. We selectively use cash-settled share swaps to reduce market risk associated with our deferred liabilities. These equity compensation liabilities increase as our stock price increases and decrease as our stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing us to fix a portion of the liabilities at a stated amount. As of June 30, 2017, we had hedged deferred liability related to approximately 250,000 common share equivalents.

Environmental Matters, Legal Proceedings and Product Warranties
Note 7 in our notes to condensed consolidated financial statements located in Part I Item 1 of this Form 10-Q is incorporated herein for reference.
Tenneco 401(K) Retirement Savings Plan
Effective January 1, 2012, the Tenneco Employee Stock Ownership Plan for Hourly Employees and the Tenneco Employee Stock Ownership Plan for Salaried Employees were merged into one plan called the Tenneco 401(k) Retirement Savings Plan (the “Retirement Savings Plan”). Under the plan, subject to limitations in the Internal Revenue Code, participants may elect to defer up to 75 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We match 100 percent of an employee's contributions up to three percent of the employee's salary and 50 percent of an employee's contributions that are between three percent and five percent of the employee's salary. In connection with freezing the defined benefit pension plans for nearly all U.S. based salaried and non-union hourly employees effective December 31, 2006, and the related replacement of those defined benefit plans with defined contribution plans, we are making additional contributions to the Retirement Savings Plan. We recorded expense for these contributions of approximately $14 million for each of the six month periods ended June 30, 2017 and 2016. Matching contributions vest immediately. Defined benefit replacement contributions fully vest on the employee’s third anniversary of employment.
Other Financial Information
The interim financial information included in this Quarterly Report on Form 10-Q for the periods ended
June 30, 2017 and 2016 has not been audited by PricewaterhouseCoopers LLP (“PwC”). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Readers should restrict reliance on PwC’s reports on such information accordingly. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its reports on interim financial information, because such reports do not constitute “reports” or “parts” of registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information regarding our exposure to interest rate risk and foreign currency exchange rate risk, see the caption entitled “Derivative Financial Instruments” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated herein by reference.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the quarter covered by this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, due to a material weakness in our internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of June 30, 2017 to ensure that information required to be disclosed by our Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.
A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis.
During the quarter ended June 30, 2017, the Company identified deficiencies that when aggregated together, resulted in a material weakness in the Company’s internal control over financial reporting in China. Specifically, the Company did not have people with appropriate authority and experience in key positions in China to ensure adherence to Company policies and US GAAP. Additionally, we did not have adequate international oversight to prevent the intentional mischaracterization of the nature of accounting transactions related to payments received from suppliers by certain purchasing and accounting personnel at the Company’s China subsidiaries.
The Company determined that the identified misstatements resulting from the intentional mischaracterizations discussed above were not material to the financial results reported in any prior interim or annual period but would be material if corrected as an out-of-period adjustment. As a result, the Company will revise the consolidated financial statements as of December 31, 2016, 2015 and 2014, each interim and year-to-date period in those respective years, and the first interim period in 2017, as discussed in Note 14 to the condensed consolidated interim financial statements.
Additionally these control deficiencies could result in the misstatement of the relevant account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected, our management has determined that these control deficiencies constitute a material weakness.
At the time that our Annual Report on Form 10-K for the year ended December 31, 2016 was filed on February 24, 2017, we concluded that our internal control over financial reporting and disclosure controls and procedures were effective as of December 31, 2016. At the time that our Quarterly Report on Form 10-Q for the period ended March 31, 2017 was filed on May 5, 2017, we concluded that our disclosure controls and procedures were effective as of March 31, 2017. Subsequent to these evaluations, we concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2016 and that our disclosure controls and procedures were not effective as of March 31, 2017, as the material weakness described above was determined to exist as of such dates. We intend to file an amendment to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 to reflect the conclusion by our management that our internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2016 and that our disclosure controls and procedures were not effective as of March 31, 2017, and that there was a material weakness in our internal control over financial reporting as of the end of the periods covered by those reports and to make revisions for immaterial errors in the consolidated financial statements for the three-year period ended December 31, 2016 and the three-month period ended March 31, 2017.
Remediation Plan
The Audit Committee engaged an independent legal firm to investigate these transactions and it concluded that such mischaracterizations were intentional. In particular, certain China personnel created accounting documentation for certain supplier transactions that was inconsistent with the substance of the transactions. With respect to these circumstances, the

Company is taking action with respect to the individuals who have engaged in intentional misconduct, and will take further actions as appropriate.
As part of our commitment to strengthening our internal controls over financial reporting, we are implementing various personnel actions and will initiate other related remedial actions under the oversight of the Audit Committee, including implementing additional training for China accounting and purchasing personnel, augmenting international accounting oversight with qualified personnel in the United States and Europe, and enhancing oversight controls at the Company’s China locations around adherence by Company personnel to policies regarding payments received from suppliers.
We will continue to monitor the effectiveness of these and other processes, procedures and controls and make any further changes management determines appropriate.
Changes in Internal Control Over Financial Reporting
There have been no other changes in our internal control over financial reporting during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Note 7 in our notes to condensed consolidated financial statements located in Part I Item 1 of this Form 10-Q is incorporated herein for reference.
ITEM 1A.RISK FACTORS
We are exposed to certain risks and uncertainties that could have a material adverse impact on our business, financial condition and operating results. Except for the update to the following risk factor related to governmental investigations and the addition of the new risk factor related to internal control below, there have been no other material changes to the Risk Factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
We are subject to, and could be further subject to, governmental investigations or actions by other third parties.
We are subject to a variety of laws and regulations that govern our business both in the United States and internationally, including antitrust laws, violations of which can involve civil or criminal sanctions. Responding to governmental investigations or other actions may be both time-consuming and disruptive to our operations and could divert the attention of our management and key personnel from our business operations.
For example, antitrust authorities in various jurisdictions are investigating possible violations of antitrust laws by multiple automotive parts suppliers, including Tenneco. In addition, Tenneco and certain of its competitors are currently subject to civil putative class action lawsuits in the U.S., which allege anti-competitive conduct related to the activities subject to these investigations. More related lawsuits may be filed, including in other jurisdictions.
While we have established a reserve that we believe is adequate to resolve Tenneco’s antitrust matters globally, we cannot, however, assure you that the reserve will not change materially from time to time or that the costs, charges and liabilities associated with these matters will not exceed any amounts reserved for them in our consolidated financial statements.
We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.
 Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. As disclosed in Part I, Item 4, management identified a material weakness in internal control over financial reporting related to the accounting for payments received from suppliers by certain purchasing and accounting personnel at the Company’s China subsidiaries. A material weakness (as defined in Rule 12b-2) is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, management concluded that internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-An Integrated Framework  (2013).” This material weakness resulted in a revision to our consolidated financial statements as of December 31, 2016, 2015 and 2014, each quarterly and year-to-date periods in those respective years, and the first quarterly period in 2017. We are actively engaged in developing and implementing a remediation plan designed to address this material weakness. If remedial measures are insufficient to address the material weakness, or if additional material weaknesses in internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) Not applicable.
(c) Purchase of equity securities by the issuer and affiliated purchasers. The following table provides information relating to our purchase of shares of our common stock in the second quarter of 2017. These purchases reflect shares withheld upon vesting of restricted stock for tax withholding obligations as well as shares repurchased through our share repurchase program. We generally intend to continue to satisfy tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares.
In January 2015, our Board of Directors approved a share repurchase program, authorizing our company to repurchase up to $350 million of our outstanding common stock over a three year period. In October 2015, our Board of Directors expanded this share repurchase program, authorizing the repurchase of an additional $200 million of the Company's outstanding common stock. In February 2017, our Board of Directors authorized the repurchase of up to $400 million of the Company's outstanding common stock over the next three years. This includes $112 million that remained authorized under earlier repurchase programs. The Company anticipates acquiring the shares through open market or privately negotiated transactions, which will be funded through cash from operations. The repurchase program does not obligate the Company to repurchase shares within any specific time or situations, and opportunities in higher priority areas could affect the cadence of this program. We repurchased 1.0 million shares for $60 million through this program in the six months ended June 30, 2017. Since we announced the share repurchase program in January 2015, we have repurchased 9.4 million shares for $498 million through June 30, 2017.

Period	Total Number of Shares Purchased (1)	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares That May Yet be Purchased Under These Plans or Programs (Millions)
April 2017	60,000	$62.81	60,000	$381
May 2017	280,182	$56.98	280,000	365
June 2017	444,099	$55.55	443,800	340
Total	784,281	$56.61	783,800	$340

(1)	Includes shares withheld upon vesting of restricted stock in the amount of 182 in May 2017 and 299 in June 2017.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, Tenneco Inc. has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TENNECO INC.

By:	/S/ KENNETH R. TRAMMELL
Kenneth R. Trammell
Executive Vice President and Chief Financial Officer
Dated: August 9, 2017

INDEX TO EXHIBITS
TO
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2017

Exhibit Number		Description
4.1	—
Fifth Amended and Restated Credit Agreement, dated as of May 12, 2017, among Tenneco Inc., Tenneco Automotive Operating Company Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto (incorporated herein by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed May 15, 2017).

4.2	—
Amended and Restated Guarantee and Collateral Agreement, dated as of May 12, 2017 (amending and restating the Guarantee and Collateral Agreement dated as of December 8, 2014, as previously amended and amended and restated), among Tenneco Inc., various of its subsidiaries and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 4.2 of the registrant’s Current Report on Form 8-K filed May 15, 2017).

*4.3	—
First Amendment, dated as of May 31, 2017, under the Fifth Amended and Restated Credit Agreement among Tenneco Inc., Tenneco Automotive Operating Company Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto.

10.1	—
Amendment No. 7 to Third Amended and Restated Receivables Purchase Agreement, dated as of April 28, 2017 (incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed May 2, 2017).

10.2	—	Amendment No. 8 to SLOT Receivables Purchase Agreement, dated April 28, 2017 (incorporated herein by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed May 2, 2017).

*12	—	Computation of Ratio of Earnings to Fixed Charges.

*15.1	—	Letter of PricewaterhouseCoopers LLP regarding interim financial information.

*31.1	—	Certification of Brian J. Kesseler under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Kenneth R. Trammell under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of Brian J. Kesseler and Kenneth R. Trammell under Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	—	XBRL Instance Document.

*101.SCH	—	XBRL Taxonomy Extension Schema Document.

*101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.