Form 10-K/A
period 2016-12-31
TENNECO INC
filed 2017-09-08
CIK 1024725

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

EXPLANATORY NOTE

Tenneco Inc. (together with its subsidiaries, "Tenneco," the "Company," "we" and "our") is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to its Annual Report on Form 10-K for the year ended December 31, 2016, originally filed with the Securities and Exchange Commission on February 24, 2017 (the “Original Filing”), to make the certain changes as described below.
In preparing the consolidated financial statements for the quarter ended June 30, 2017, the Company identified deficiencies in its internal control over financial reporting. These deficiencies, when aggregated together, resulted in a material weakness in the Company’s internal control over financial reporting in China as of June 30, 2017. Specifically, the Company did not have people with appropriate authority and experience in key positions in China to ensure adherence to Company policies and US GAAP. Additionally, we did not have adequate international oversight to prevent the intentional mischaracterization of the nature of accounting transactions related to payments received from suppliers by certain purchasing and accounting personnel at the Company’s China subsidiaries.
The material weakness identified as of June 30, 2017 caused us to reevaluate our previous conclusions on internal control over financial reporting as of December 31, 2016, and we have now concluded that the material weakness relating to our internal control over financial reporting in China existed as of December 31, 2016. As a result, we have restated our December 31, 2016 report on internal control over financial reporting, and we have also concluded that our disclosure controls and procedures were not effective as of December 31, 2016.
The material weakness described above resulted in immaterial errors impacting our previously issued consolidated financial statements for the years ended December 31, 2016, 2015 and 2014, each interim and year-to-date period in those respective years, and the first interim period in 2017. We evaluated these errors and concluded that they did not, individually or in the aggregate, result in a material misstatement of our previously issued consolidated financial statements and that such financial statements may continue to be relied upon.
This Form 10-K/A amends Management's Report on Internal Control Over Financial Reporting for the year ended December 31, 2016 as set forth in the Original Filing. This Form 10-K/A also amends the Original Filing to correct the immaterial errors to the consolidated financial statements, arising from the foregoing, an unrelated immaterial error relating to our accrual for certain substrate liabilities and certain previously known adjustments relating to revenue reporting for transactions where we earned a fee as an agent, as described in more detail in Note 16 thereto. Revisions to the Original Filing have been made to the following items solely as a result of and to reflect these revisions:

•	Item 1 - Business

•	Item 1A - Risk Factors

•	Item 6 - Selected Financial Data

•	Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Item 8 - Financial Statements and Supplementary Data

•	Item 9A - Controls and Procedures

•	Item 15 - Exhibits, Financial Statement Schedules
As required by Rule 12b-15 under the Securities Exchange Act of 1934, the Company’s principal executive officer and principal financial officer are providing new currently dated certifications. In addition, the Company is filing a new consent from PricewaterhouseCoopersLLP. Accordingly, this Form 10-K/A amends Part IV - Item 15 in the Original Filing to reflect the filing of the new certifications and consent.
Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-K/A speaks only as of the date the Original Filing was filed, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendment to those filings.
Concurrently with the filing of this Form 10-K/A, we are also filing an amendment to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017. Future Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q will reflect the revisions for financial information included in this Form 10-K/A and the Form 10-Q/A for the quarter ended March 31, 2017.

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

FORM 10-K/A

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
Net Sales and Operating Revenues:

	2016		2015		2014
	(Dollar Amounts in Millions)
Clean Air Division
North America	$3,016	35%	$2,839	35%	$2,801	34%
Europe, South America & India	2,081	24%	1,935	23%	2,088	25%
Asia Pacific	1,080	13%	1,037	13%	1,022	12%
Intergroup sales	(108)	(1)%	(116)	(1)%	(139)	(2)%
Total Clean Air Division	6,069	71%	5,695	70%	5,772	69%
Ride Performance Division
North America	1,243	14%	1,323	16%	1,361	16%
Europe, South America & India	1,045	12%	972	12%	1,070	13%
Asia Pacific	323	4%	275	3%	269	3%
Intergroup sales	(81)	(1)%	(84)	(1)%	(91)	(1)%
Total Ride Performance Division	2,530	29%	2,486	30%	2,609	31%
Total Tenneco Inc.	$8,599	100%	$8,181	100%	$8,381	100%

EBIT:

	2016		2015		2014
	(Dollar Amounts in Millions)
Clean Air Division
North America	$220	43%	$244	48%	$237	49%
Europe, South America & India	103	20%	52	10%	59	12%
Asia Pacific	145	28%	111	22%	99	20%
Total Clean Air Division	468	91%	407	80%	395	81%
Ride Performance Division
North America	157	30%	155	31%	143	29%
Europe, South America & India	25	5%	(5)	(1)%	40	8%
Asia Pacific	54	10%	38	7%	35	7%
Total Ride Performance Division	236	45%	188	37%	218	44%
Other	(188)	(36)%	(87)	(17)%	(124)	(25)%
Total Tenneco Inc.	$516	100%	$508	100%	$489	100%

Expenditures for Plant, Property and Equipment:

	2016		2015		2014
	(Dollar Amounts in Millions)
Clean Air Division
North America	$103	30%	$95	32%	$83	26%
Europe, South America & India	76	22%	74	25%	84	26%
Asia Pacific	46	13%	43	15%	56	18%
Total Clean Air Division	225	65%	212	72%	223	70%
Ride Performance Division
North America	55	16%	34	12%	35	11%
Europe, South America & India	50	15%	42	14%	47	15%
Asia Pacific	9	3%	6	2%	10	3%
Total Ride Performance Division	114	34%	82	28%	92	29%
Other	4	1%	1	—%	2	1%
Total Tenneco Inc.	$343	100%	$295	100%	$317	100%

Interest expense, income taxes, and noncontrolling interests that were not allocated to our operating segments are:

	2016	2015	2014
	(Millions)
Interest expense (net of interest capitalized)	$92	$67	$91
Income tax expense	—	146	131
Noncontrolling interests	68	54	42

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

	Net Sales Year Ended December 31,
	2016	2015	2014
	(Millions)
Clean Air Products & Systems
Aftermarket	$305	$318	$318
Original Equipment
OE Value-add	3,736	3,489	3,559
OE Substrate(1)	2,028	1,888	1,895
	5,764	5,377	5,454
	6,069	5,695	5,772
Ride Performance Products & Systems
Aftermarket	937	941	976
Original Equipment	1,593	1,545	1,633
	2,530	2,486	2,609
Total Revenues	$8,599	$8,181	$8,381

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 for a discussion of substrate sales.
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
During 2016, our OE customers included the following manufacturers of light vehicles, commercial trucks and off-highway equipment and engines:

North America	Europe	Asia
AM General	Agco Corp	Austem
BMW	AvtoVAZ	Beijing Automotive
Caterpillar	BMW	BMW
CNH Industrial	Caterpillar	Brilliance Automobile
Daimler AG	CNH Industrial (Iveco)	Chang'an Automotive
FCA	Daimler AG	China National Heavy-Duty Truck Group
Ford Motor	Deutz AG	Daimler AG
General Motors	Ford Motor	Dongfeng Motor
Harley-Davidson	Geely Automobile	FCA
Honda Motors	General Motors	First Auto Works
Hyundai Motor	John Deere	Ford Motor
John Deere	Mazda Motor	Geely Automobile
Navistar International	McLaren Automotive	General Motors
Nissan Motor	Nissan Motor	Great Wall Motor
Paccar	Paccar	Isuzu Motor Company
Toyota Motor	PSA Peugeot Citroen	Jiangling Motors
Volkswagen Group	Renault	JND
Volvo Global Truck	Suzuki Motor	Kubota
	Tata Motors	Nissan Motor
	Toyota Motor	SAIC Motor
	Volkswagen Group	Tata Motors
	Volvo Global Truck	Toyota Motor
Weichai Power
Yuchai Group

Australia	South America	India
Ford Motor	Agrale S.A.	Ashok Leyland
General Motors	CNH Industrial (Iveco)	BMW
Toyota Motor	Daimler AG	Daimler AG
	FCA	Ford Motor
	Ford Motor	General Motors
	General Motors	Mahindra & Mahindra
	Navistar International	Nissan Motor
	Nissan Motor	Suzuki Motor
	PSA Peugeot Citroen	Tata Motors
	Randon S.A.	Toyota Motor
	Renault	Volkswagen Group
Toyota Motor
Volkswagen Group
The following customers accounted for 10 percent or more of our net sales in any of the last three years.

Customer	2016	2015	2014
General Motors Company	17%	15%	15%
Ford Motor Company	13%	14%	13%
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
	(Millions Except Share and Per Share Amounts)
Statements of Income Data:
Net sales and operating revenues —
Clean Air Division
North America	$3,016	$2,839	$2,801	$2,626	$2,469
Europe, South America & India	2,081	1,935	2,088	2,045	1,827
Asia Pacific	1,080	1,037	1,022	853	695
Intergroup sales	(108)	(116)	(139)	(120)	(108)
Total Clean Air Division	6,069	5,695	5,772	5,404	4,883
Ride Performance Division
North America	1,243	1,323	1,361	1,265	1,223
Europe, South America & India	1,045	972	1,070	1,087	1,094
Asia Pacific	323	275	269	251	213
Intergroup sales	(81)	(84)	(91)	(83)	(93)
Total Ride Performance Division	2,530	2,486	2,609	2,520	2,437
Total Tenneco Inc.	$8,599	$8,181	$8,381	$7,924	$7,320
Earnings before interest expense, income taxes, and noncontrolling interests —
Clean Air Division
North America	$220	$244	$237	$229	$202
Europe, South America & India	103	52	59	57	54
Asia Pacific	145	111	99	82	71
Total Clean Air Division	468	407	395	368	327
Ride Performance Division
North America	157	155	143	124	122
Europe, South America & India	25	(5)	40	(7)	41
Asia Pacific	54	38	35	22	5
Total Ride Performance Division	236	188	218	139	168
Other	(188)	(87)	(124)	(85)	(67)
Total Tenneco Inc.	$516	$508	$489	$422	$428
Interest expense (net of interest capitalized)	92	67	91	80	105
Income tax expense	—	146	131	122	19
Net income	424	295	267	220	304
Less: Net income attributable to noncontrolling interests	68	54	42	38	29
Net income attributable to Tenneco Inc.	$356	$241	$225	$182	$275
Weighted average shares of common stock outstanding —
Basic	55,939,135	59,678,309	60,734,022	60,474,492	59,985,677
Diluted	56,407,436	60,193,150	61,782,508	61,594,062	61,083,510
Basic earnings per share of common stock	$6.36	$4.05	$3.70	$3.02	$4.58
Diluted earnings per share of common stock	$6.31	$4.01	$3.64	$2.96	$4.50

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(Millions Except Ratio and Percent Amounts)
Balance Sheet Data (at year end):
Total assets(f)	$4,346	$3,970	$3,996	$3,817	$3,593
Short-term debt	90	86	60	83	113
Long-term debt(f)	1,294	1,124	1,055	1,006	1,052
Redeemable noncontrolling interests	40	41	34	20	15
Total Tenneco Inc. shareholders’ equity	573	425	495	432	246
Noncontrolling interests	47	39	40	39	45
Total equity	620	464	535	471	291
Statement of Cash Flows Data:
Net cash provided by operating activities	$489	$517	$341	$503	$365
Net cash used by investing activities	(340)	(303)	(339)	(266)	(273)
Net cash provided (used) by financing activities	(91)	(172)	20	(175)	(89)
Cash payments for plant, property and equipment	(325)	(286)	(328)	(244)	(256)
Other Data:
EBITDA including noncontrolling interests(g)	$728	$711	$697	$627	$633
Ratio of EBITDA including noncontrolling interests to interest expense	7.91	10.61	7.66	7.84	6.03
Ratio of net debt (total debt less cash and cash equivalents) to EBITDA including noncontrolling interests(h)	1.42	1.30	1.19	1.29	1.49
Ratio of earnings to fixed charges(i)	4.55	5.73	4.38	4.32	3.55

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

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Millions)
Net income	$356	$241	$225	$182	$275
Noncontrolling interests	68	54	42	38	29
Income tax expense	—	146	131	122	19
Interest expense, net of interest capitalized	92	67	91	80	105
Depreciation and amortization of other intangibles	212	203	208	205	205
Total EBITDA including noncontrolling interests	$728	$711	$697	$627	$633

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
Total revenue for 2016 was $8,599 million, a five percent increase from $8,181 million in 2015, on strong global light vehicle revenues, driven by both the Clean Air and Ride Performance product lines. Excluding the impact of currency and substrate sales, revenue was up $460 million from $6,293 million to $6,753 million. The increase in revenue was primarily driven by stronger OE light vehicle volumes in North America Clean Air, Europe, South America and India and China and increased aftermarket Ride Performance sales in Europe and South America, new platforms in North America, Europe and China as well as higher commercial truck, off-highway and other Clean Air revenue, which were partially offset by lower commercial truck, off-highway and other Ride Performance revenue mainly in North America and Europe and lower aftermarket revenue in North America.
Cost of sales: Cost of sales for 2016 was $7,123 million, or 82.8 percent of sales, compared to $6,828 million, or 83.5 percent of sales in 2015. The following table lists the primary drivers behind the change in cost of sales ($ millions).

Year ended December 31, 2015	$6,828
Volume and mix	618
Material	(131)
Currency exchange rates	(179)
Restructuring	(36)
Other Costs	23
Year ended December 31, 2016	$7,123

The increase in cost of sales was due to the year-over-year increase in volume and higher other costs, mainly manufacturing, partially offset by the impact of currency exchange rates, lower net material costs and lower restructuring.
Gross margin: Revenue less cost of sales for 2016 was $1,476 million, or 17.2 percent of sales, versus $1,353 million, or 16.5 percent of sales in 2015. The effect on gross margin resulting from year-over-year increase in volume, lower net material costs and lower restructuring costs was partially offset by higher other costs, mainly manufacturing, and unfavorable currency impact.
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
Earnings before interest expense, taxes and noncontrolling interests (“EBIT”) was $516 million for 2016, an increase of $8 million, when compared to $508 million in the prior year. Higher OE light vehicle volumes in North America Clean Air, Europe, South America and India and China, increased aftermarket Ride Performance sales in Europe and South America, new platforms in North America, Europe and China, higher commercial truck, off-highway and other Clean Air revenue, the benefit of our product cost leadership initiatives, lower restructuring and related expenses and savings from previous restructuring activities were partially offset by lower commercial truck, off-highway and other Ride Performance revenue mainly in North America and Europe, lower aftermarket revenue in North America, higher SG&A and engineering expenses and $33 million of negative currency. EBIT for 2015 also benefited from the timing of a customer recovery in China Clean Air of $5 million.
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

	Year Ended December 31, 2016
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$3,003	$1,052	$1,951	$(1)	$1,952
Europe, South America & India	1,989	735	1,254	(60)	1,314
Asia Pacific	1,077	241	836	(41)	877
Total Clean Air Division	6,069	2,028	4,041	(102)	4,143
Ride Performance Division
North America	1,234	—	1,234	(13)	1,247
Europe, South America & India	1,019	—	1,019	(51)	1,070
Asia Pacific	277	—	277	(16)	293
Total Ride Performance Division	2,530	—	2,530	(80)	2,610
Total Tenneco Inc.	$8,599	$2,028	$6,571	$(182)	$6,753

	Year Ended December 31, 2015
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$2,823	$979	$1,844	$—	$1,844
Europe, South America & India	1,835	664	1,171	—	1,171
Asia Pacific	1,037	245	792	—	792
Total Clean Air Division	5,695	1,888	3,807	—	3,807
Ride Performance Division
North America	1,313	—	1,313	—	1,313
Europe, South America & India	944	—	944	—	944
Asia Pacific	229	—	229	—	229
Total Ride Performance Division	2,486	—	2,486	—	2,486
Total Tenneco Inc.	$8,181	$1,888	$6,293	$—	$6,293

	Year Ended December 31, 2016 Versus Year Ended December 31, 2015 Dollar and Percent Increase (Decrease)
	Revenues	Percent	Value-add Revenues excluding Currency	Percent
	(Millions Except Percent Amounts)
Clean Air Division
North America	$180	6%	$108	6%
Europe, South America & India	154	8%	143	12%
Asia Pacific	40	4%	85	11%
Total Clean Air Division	374	7%	336	9%
Ride Performance Division
North America	(79)	(6)%	(66)	(5)%
Europe, South America & India	75	8%	126	13%
Asia Pacific	48	21%	64	28%
Total Ride Performance Division	44	2%	124	5%
Total Tenneco Inc.	$418	5%	$460	7%

Light Vehicle Industry Production by Region for Years Ended December 31, 2016 and 2015 (According to IHS Automotive, January 2017)

	Year Ended December 31,
	2016	2015	Increase (Decrease)	% Increase (Decrease)
	(Number of Vehicles in Thousands)
North America	17,849	17,495	354	2%
Europe	21,515	20,936	579	3%
South America	2,772	3,073	(301)	(10)%
India	4,171	3,807	364	10%
Total Europe, South America & India	28,458	27,816	642	2%
China	26,975	23,679	3,296	14%
Australia	156	169	(13)	(8)%

Clean Air revenue was up $374 million in 2016 compared to 2015 with higher volumes in all segments. In North America, higher volumes drove a $218 million revenue increase due to increased OE light vehicle sales and new platforms offset partially by lower commercial truck, off-highway and other vehicle revenue and lower aftermarket revenue. Currency had a $1 million unfavorable impact on North American revenues. In the European, South American and Indian segment, higher volumes drove a $251 million increase in revenues mainly due to increased OE light vehicle sales across the region, higher commercial truck, off-highway and other vehicle revenue and new platforms in Europe. Currency had an $87 million unfavorable impact on European, South American and Indian revenues. In Asia Pacific, higher volumes of $121 million were mainly driven by increased OE light vehicle sales and new programs in China and higher commercial truck, off-highway and other vehicle revenue in China and Japan. Currency had a $52 million unfavorable impact on Asia Pacific revenues.
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

	Year Ended December 31, 2015
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$2,823	$979	$1,844	$(5)	$1,849
Europe, South America & India	1,835	664	1,171	(236)	1,407
Asia Pacific	1,037	245	792	(28)	820
Total Clean Air Division	5,695	1,888	3,807	(269)	4,076
Ride Performance Division
North America	1,313	—	1,313	(29)	1,342
Europe, South America & India	944	—	944	(195)	1,139
Asia Pacific	229	—	229	(15)	244
Total Ride Performance Division	2,486	—	2,486	(239)	2,725
Total Tenneco Inc.	$8,181	$1,888	$6,293	$(508)	$6,801

	Year Ended December 31, 2014
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$2,776	$1,006	$1,770	$—	$1,770
Europe, South America & India	1,974	668	1,306	—	1,306
Asia Pacific	1,022	221	801	—	801
Total Clean Air Division	5,772	1,895	3,877	—	3,877
Ride Performance Division
North America	1,351	—	1,351	—	1,351
Europe, South America & India	1,032	—	1,032	—	1,032
Asia Pacific	226	—	226	—	226
Total Ride Performance Division	2,609	—	2,609	—	2,609
Total Tenneco Inc.	$8,381	$1,895	$6,486	$—	$6,486

	Year Ended December 31, 2015 Versus Year Ended December 31, 2014 Dollar and Percent Increase (Decrease)
	Revenues	Percent	Value-add Revenues excluding Currency	Percent
	(Millions Except Percent Amounts)
Clean Air Division
North America	$47	2%	$79	4%
Europe, South America & India	(139)	(7)%	101	8%
Asia Pacific	15	1%	19	2%
Total Clean Air Division	(77)	(1)%	199	5%
Ride Performance Division
North America	(38)	(3)%	(9)	(1)%
Europe, South America & India	(88)	(9)%	107	10%
Asia Pacific	3	1%	18	8%
Total Ride Performance Division	(123)	(5)%	116	4%
Total Tenneco Inc.	$(200)	(2)%	$315	5%
Light Vehicle Industry Production by Region for Years Ended December 31, 2015 and 2014 (Updated according to IHS Automotive, January 2017)

	Year Ended December 31,
	2015	2014	Increase (Decrease)	% Increase (Decrease)
	(Number of Vehicles in Thousands)
North America	17,495	17,029	466	3%
Europe	20,936	20,151	785	4%
South America	3,073	3,818	(745)	(20)%
India	3,807	3,594	213	6%
Total Europe, South America & India	27,816	27,563	253	1%
China	23,679	22,610	1,069	5%
Australia	169	175	(6)	(3)%
Clean Air revenue was down $77 million in 2015 compared to 2014. In North America, higher OE light vehicle and aftermarket volumes were partially offset by lower commercial truck and off-highway vehicle volumes and unfavorable mix, which accounted for $92 million of the year-over-year increase in revenues. Currency had a $5 million unfavorable impact on North American revenues. In the European, South American and Indian region, higher volumes drove a $230 million increase in revenues mainly due to higher light vehicle volumes, higher commercial truck, off-highway and other vehicle volumes and new platforms in Europe, partially offset by lower year-over-year volumes in South America and lower aftermarket volumes in Europe. Currency had a $358 million unfavorable impact on European, South American and Indian revenues. The increase in Asia Pacific revenues was primarily driven by higher volumes of $70 million, mostly due to higher light vehicle production in China and new programs in China and Japan, partially offset by lower commercial truck vehicle volumes in China. Currency had a $36 million unfavorable impact on Asia Pacific revenues.
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

Earnings before Interest Expense, Income Taxes and Noncontrolling Interests (“EBIT”) for Years 2016 and 2015

	Year Ended December 31,		Change
	2016	2015
	(Millions)
Clean Air Division
North America	$220	$244	$(24)
Europe, South America & India	103	52	51
Asia Pacific	145	111	34
Total Clean Air Division	468	407	61
Ride Performance Division
North America	157	155	2
Europe, South America & India	25	(5)	30
Asia Pacific	54	38	16
Total Ride Performance Division	236	188	48
Other	(188)	(87)	(101)
Total Tenneco Inc.	$516	$508	$8
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
EBIT for the Clean Air division was $468 million in 2016 compared to $407 million in 2015. EBIT for North America decreased $24 million, to $220 million, in 2016 versus 2015. The benefit from higher OE light vehicle sales, new platforms and favorable currency was more than offset by lower aftermarket revenue, lower commercial truck and off-highway vehicle revenue, higher manufacturing costs and higher SG&A expense. Europe, South America and India's EBIT was $103 million in 2016 and $52 million in 2015. The benefit from higher light vehicle volumes, higher commercial truck, off-highway and other vehicle revenue, favorable mix and new platforms in Europe as well as lower restructuring and related expenses and year-over-year restructuring savings was partially offset by negative currency. EBIT for Asia Pacific increased $34 million to $145 million in 2016 from $111 million in 2015. EBIT benefited from increased OE light vehicle sales and new platforms in China, higher commercial truck, off-highway and other vehicle revenue in China and Japan as well as strong operational cost management, partially offset by higher SG&A expense and negative currency. For the Clean Air division, $7 million restructuring and related expenses were included in EBIT for 2016, whereas $10 million were included for 2015. EBIT for Clean Air division also benefited from the timing of a customer recovery in China of $5 million in 2015. Currency had a $23 million unfavorable impact on EBIT of the Clean Air division for 2016 when compared to 2015.
EBIT for the Ride Performance division was $236 million in 2016 compared to $188 million in 2015. EBIT for North America increased $2 million in 2016 to $157 million from $155 million in 2015. The benefit of improved operational cost management was partially offset by lower volumes in light vehicle, commercial truck and aftermarket revenues net of favorable mix, higher restructuring and related expenses and negative currency. Europe, South America and India's EBIT was $25 million in 2016 and negative $5 million in 2015. The benefit from higher light vehicle sales in the region, higher aftermarket sales in Europe and South America, lower restructuring and related expenses and savings from prior restructuring activities was partially offset by unfavorable mix in Europe, lower commercial truck, off-highway and other vehicle revenue in Europe reflecting the sale of the Marzocchi specialty business and negative currency. EBIT for Asia Pacific increased to $54 million in 2016 from $38 million in 2015, mainly driven by higher light vehicle volumes in China and lower restructuring and related expenses which were partially offset by higher SG&A and engineering expenses and negative currency. For the Ride Performance division, restructuring and related expenses of $27 million were included in EBIT for 2016 and $53 million for 2015. Currency had a $10 million unfavorable impact on EBIT of the Ride Performance division for 2016 when compared to 2015.
Currency had a $33 million unfavorable impact on overall company EBIT for 2016 as compared to 2015.

EBIT for Years 2015 and 2014

	Year Ended December 31,		Change
	2015	2014
	(Millions)
Clean Air Division
North America	$244	$237	$7
Europe, South America & India	52	59	(7)
Asia Pacific	111	99	12
Total Clean Air Division	407	395	12
Ride Performance Division
North America	155	143	12
Europe, South America & India	(5)	40	(45)
Asia Pacific	38	35	3
Total Ride Performance Division	188	218	(30)
Other	(87)	(124)	37
Total Tenneco Inc.	$508	$489	$19

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
EBIT for the Clean Air division was $407 million in 2015 compared to $395 million in 2014. EBIT for North America increased $7 million to $244 million in 2015 versus 2014. The benefit from higher light vehicle and aftermarket sales and operational cost management was partially offset by lower volumes in commercial truck and off-highway vehicle, unfavorable mix and negative currency. Europe, South America and India's EBIT was $52 million in 2015 compared to $59 million in 2014. The benefit from higher light vehicle volumes, higher commercial truck, off-highway and other vehicle volumes and new platforms in the Europe, lower restructuring and related expenses, year-over-year restructuring savings and a charge related to the bankruptcy of an European aftermarket customer in prior year was more than offset by lower volumes in South America, lower aftermarket volumes in Europe, unfavorable mix, higher SG&A and engineering expenses and negative currency. EBIT for Asia Pacific increased $12 million to $111 million in 2015 from $99 million in 2014. EBIT benefited from higher light vehicle volumes in China, new platforms in China and Japan, strong operational cost management, lower restructuring and related expenses and year-over-year savings from prior restructuring activities, partially offset by lower commercial truck revenue in China. For the Clean Air division, restructuring and related expenses of $10 million were included in EBIT for 2015 and $17 million in 2014. EBIT for Clean Air division also benefited from the timing of a customer recovery in China of $5 million in 2015. EBIT for Clean Air division included a charge of $4 million related to the bankruptcy of an aftermarket customer in Europe in 2014. Currency had a $22 million unfavorable impact on EBIT of the Clean Air division in 2015 when compared to 2014.
EBIT for the Ride Performance division was $188 million in 2015 compared to $218 million in 2014. EBIT for North America increased $12 million in 2015 to $155 million from $143 million in 2014. The benefit from increased aftermarket volumes, lower restructuring and related expenses and improved operational cost management was partially offset by lower light vehicle volumes, lower commercial truck, off-highway and other vehicle volumes and negative currency. Europe, South America and India's EBIT was a loss of $5 million in 2015 compared to an income of $40 million in 2014. The benefit from higher light vehicle and aftermarket volumes in the region, higher commercial truck, off-highway and other vehicle volumes and new platforms in Europe and savings from prior restructuring activities was more than offset by higher restructuring and related expenses, higher SG&A and engineering expenses, unfavorable mix and negative currency. EBIT for Asia Pacific increased $3 million to $38 million in 2015 from $35 million in 2014. EBIT benefited from higher light vehicle volumes in China and operational cost management, partially offset by lower volumes in Australia and unfavorable currency. For the Ride Performance division, restructuring and related expenses of $53 million were included in EBIT in 2015 and $28 million in 2014. EBIT for the Ride Performance division included a charge of $1 million related to postretirement medical true-up in 2014. Currency had a $42 million unfavorable impact on EBIT of the Ride Performance division for 2015 when compared to last year. EBIT for the Ride Performance division also included a $7 million expense to adjust workers' compensation reserves in 2014.
Currency had a $64 million unfavorable impact on overall company EBIT in 2015 as compared to 2014.
EBIT as a Percentage of Revenue for Years 2016, 2015 and 2014

	Year Ended December 31,
	2016	2015	2014
Clean Air Division
North America	7%	9%	9%
Europe, South America & India	5%	3%	3%
Asia Pacific	13%	11%	10%
Total Clean Air Division	8%	7%	7%
Ride Performance Division
North America	13%	12%	11%
Europe, South America & India	2%	(1)%	4%
Asia Pacific	19%	17%	15%
Total Ride Performance Division	9%	8%	8%
Total Tenneco Inc.	6%	6%	6%

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
In the Ride Performance division, EBIT as a percentage of revenues was up one percentage point compared to 2015. In 2016, EBIT as a percentage of revenues for North America was up one percentage point compared to 2015. The benefit of improved operational cost management was partially offset by lower volumes in light vehicle, commercial truck and aftermarket revenues net of favorable mix, higher restructuring and related expenses and negative currency. EBIT as a percentage of revenues in Europe, South America and India was up three percentage points compared to 2015. The benefit from higher light vehicle sales in the region, higher aftermarket sales in Europe and South America, lower restructuring and related expenses and savings from prior restructuring activities was partially offset by unfavorable mix in Europe, lower commercial truck, off-highway and other vehicle revenue in Europe reflecting the sale of the Marzocchi specialty business and negative currency. In Asia Pacific, EBIT as a percentage of revenues for 2016 was up two percentage points compared to 2015, mainly driven by higher light vehicle volumes in China and lower restructuring and related expenses which were partially offset by higher SG&A and engineering expenses and negative currency.
In the Clean Air division, EBIT as a percentage of revenues in 2015 was even compared to 2014. In North America, EBIT as a percentage of revenues in 2015 was even compared to 2014. The benefit from higher light vehicle and aftermarket sales and operational cost management was offset by lower volumes in commercial truck and off-highway vehicle, unfavorable mix and negative currency. Europe, South America and India's EBIT as a percentage of revenues in 2015 was even compared to 2014. The benefit from higher light vehicle volumes, higher commercial truck, off-highway and other vehicle volumes and new platforms in Europe, lower restructuring and related expenses, year-over-year restructuring savings and a charge related to the bankruptcy of an European aftermarket customer in prior year was offset by lower volumes in South America, lower aftermarket volumes in Europe, unfavorable mix, higher SG&A and engineering expenses and negative currency. EBIT as a percentage of revenues for Asia Pacific in 2015 was up one percentage point compared to 2014. The benefit from higher light vehicle volumes in China, new platforms in China and Japan, strong operational cost management, lower restructuring and related expenses, year-over-year savings from prior restructuring activities and the timing of a customer recovery in China was partially offset by lower commercial truck revenue in China.
In the Ride Performance division, EBIT as a percentage of revenues was even compared to 2014. In 2015, EBIT as a percentage of revenues for North America was up one percentage point compared to 2014. The benefit from increased aftermarket volumes, lower restructuring and related expenses and improved operational cost management was partially offset by lower light vehicle volumes, lower commercial truck, off-highway and other vehicle volumes and negative currency. EBIT as a percentage of revenues in Europe, South America and India was down five percentage points compared to 2014. The benefit from higher light vehicle and aftermarket volumes in the region, higher commercial truck, off-highway and other vehicle volumes and new platforms in Europe and savings from prior restructuring activities was more than offset by higher restructuring and related expenses, higher SG&A and engineering expenses, unfavorable mix and negative currency. In Asia Pacific, EBIT as a percentage of revenues in 2015 was up two percentage points from 2014. The benefit from higher light vehicle volumes in China and operational cost management was partially offset by lower volumes in Australia and unfavorable currency.
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
Income Taxes
We reported income tax expense of less than $1 million in 2016. The tax expense recorded in 2016 included a net tax benefit of $110 million primarily relating to recognizing a U.S. tax benefit for foreign taxes. In 2016, we completed our detailed analysis of our ability to recognize and utilize foreign tax credits within the carryforward period. As a result, we amended our U.S. federal tax returns for the years 2006 to 2012 to claim foreign tax credits in lieu of deducting foreign taxes paid. The U.S. foreign tax credit law provides for a credit against U.S. taxes otherwise payable for foreign taxes paid with regard to dividends, interest and royalties paid to us in the U.S. Income tax expense also decreased in 2016 as a result of the mix of earnings in our various tax jurisdictions. We reported income tax expense of $146 million in 2015. The tax expense recorded in 2015 included a net tax benefit of $15 million primarily relating to prior year U.S. research and development tax credits, changes to uncertain tax positions, and prior year income tax adjustments. We reported an income tax expense of $131 million for 2014. The tax expense recorded in 2014 includes a net tax benefit of $11 million for prior year tax adjustments primarily relating to changes to uncertain tax positions and prior year income tax estimates.
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
Earnings Per Share
We reported net income attributable to Tenneco Inc. of $356 million or $6.31 per diluted common share for 2016. Included in the results for 2016 were positive impacts from a net tax benefit associated with the recognition of a U.S. tax benefit for foreign taxes partially offset by negative impacts from expenses related to our restructuring activities, costs related to our refinancing activities and settlement charges related to pension buyout. The total impact of these items increased earnings per diluted share by $0.29. We reported net income attributable to Tenneco Inc. of $241 million or $4.01 per diluted common share for 2015. Included in the results for 2015 were negative impacts from expenses related to our restructuring activities and charges related to pension derisking, which were partially offset by net tax benefits. The total impact of these items decreased earnings per diluted share by $0.76. We reported net income attributable to Tenneco Inc. of $225 million or $3.64 per diluted common share for 2014. Included in the results for 2014 were negative impacts from expenses related to our restructuring activities, a bad debt charge, costs related to our refinancing activities and charges related to pension derisking and postretirement medical true-up, which were partially offset by net tax benefits. The net impact of these items decreased earnings per diluted share by $0.99.
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
Operating Activities
For 2016, operating activities provided $489 million in cash compared to $517 million cash provided during 2015. The lower cash from operations was primarily due to the timing of revenue growth at the end of the year and the resulting impact on accounts receivable. For 2016, cash used for working capital was $126 million versus $9 million of cash used for working capital in 2015. Receivables were a use of cash of $215 million for 2016 compared to a use of cash of $90 million in 2015. Inventory represented a cash outflow of $57 million for 2016 and a cash outflow of $36 million during 2015. Accounts payable provided $114 million of cash for the year ended December 31, 2016, compared to $90 million of cash provided for the year ended December 31, 2015. Cash taxes were $113 million for 2016 compared to $105 million in 2015, net of a US tax refund of $25 million for overpayment in 2014.
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

Liquidity and Capital Resources
Capitalization

	Year Ended December 31,		% Change
	2016	2015
	(Millions)
Short-term debt and maturities classified as current	$90	$86	5%
Long-term debt	1,294	1,124	15
Total debt	1,384	1,210	14
Total redeemable noncontrolling interests	40	41	(2)
Total noncontrolling interests	47	39	21
Tenneco Inc. shareholders’ equity	573	425	35
Total equity	620	464	34
Total capitalization	$2,044	$1,715	19%

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
The 2016 year-to-date increase in Tenneco Inc. shareholders' equity primarily resulted from net income attributable to Tenneco Inc. of $356 million, a $17 million increase in premium on common stock and other capital surplus relating to common stock issued pursuant to benefit plans and a $41 million increase related to pension and postretirement benefits, partially offset by a $41 million decrease caused by the impact of changes in foreign exchange rates on the translation of financial statements of our foreign subsidiaries into U.S. dollars and a $225 million increase in treasury stock as a result of purchases of common stock under our share purchase program.
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
Senior Credit Facility — Other Terms and Conditions.    Our senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA, as defined in the senior credit facility agreement), and consolidated interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined in the senior credit facility agreement) at the end of each period indicated. Failure to maintain these ratios will result in a default under our senior credit facility. The financial ratios required under the amended and restated senior credit facility and the actual ratios we calculated for the four quarters of 2016, are as follows (the ratios in the table reflect the revisions made to the financial statements in this Form 10-K/A; these revisions would result in immaterial changes to the actual ratios reported to our lenders in prior periods, with such changes being less than .03 and .23 to each leverage ratio and interest coverage ratio, respectively):

	Quarter Ended
	December 31, 2016		September 30, 2016		June 30, 2016		March 31, 2016
	Req.	Act.	Req.	Act.	Req.	Act.	Req.	Act.
Leverage Ratio (maximum)	3.50	1.47	3.50	1.53	3.50	1.47	3.50	1.55
Interest Coverage Ratio (minimum)	2.75	14.70	2.75	14.14	2.75	13.74	2.75	13.75
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
Revenue Recognition
We recognize revenue for sales to our original equipment and aftermarket customers when title and risk of loss passes to the customers under the terms of our arrangements with those customers, which is usually at the time of shipment from our plants or distribution centers. Generally, in connection with the sale of exhaust systems to certain original equipment manufacturers, we purchase catalytic converters and diesel particulate filters or components thereof including precious metals (“substrates”) on behalf of our customers which are used in the assembled system. These substrates are included in our inventory and “passed through” to the customer at our cost, plus a small margin, since we take title to the inventory and are responsible for both the delivery and quality of the finished product. Revenues recognized for substrate sales were $2,028 million, $1,888 million and $1,895 million in 2016, 2015 and 2014, respectively. For our aftermarket customers, we provide for promotional incentives and returns at the time of sale. Estimates are based upon the terms of the incentives and historical experience with returns. Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis. Shipping and handling costs billed to customers are included in revenues and the related costs are included in cost of sales in our Statements of Income.

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

The following table summarizes annual data for 2016, 2015 and 2014 for the go-forward segment reporting:

	Clean Air Division			Ride Performance Division
	North America	Europe & South America	Asia Pacific	North America	Europe & South America	Asia Pacific	Other	Reclass & Elims	Total
	(Millions)
At December 31, 2016, and for the Year Ended
Revenues from external customers	$3,003	$1,939	$1,127	$1,234	$909	$387	$—	$—	$8,599
Intersegment revenues	13	92	3	9	27	48	—	(192)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	220	98	150	157	16	63	(188)	—	516
Total assets	1,356	697	683	723	488	352	—	47	$4,346
At December 31, 2015, and for the Year Ended
Revenues from external customers	$2,823	$1,792	$1,080	$1,313	$846	$327	$—	$—	$8,181
Intersegment revenues	16	100	—	10	30	46	—	(202)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	244	49	114	155	(11)	44	(87)	—	508
Total assets	1,210	680	628	692	424	304	—	32	3,970
At December 31, 2014, and for the Year Ended
Revenues from external customers	$2,776	$1,930	$1,066	$1,351	$938	$320	$—	$—	$8,381
Intersegment revenues	25	114	—	10	41	43	—	(233)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	237	57	101	143	37	38	(124)	—	489
Total assets	1,156	756	624	659	438	294	—	69	3,996

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The section entitled “Derivative Financial Instruments” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
INDEX TO FINANCIAL STATEMENTS OF TENNECO INC.
AND CONSOLIDATED SUBSIDIARIES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING (restated)
Management of Tenneco Inc. is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this assessment, our management identified control deficiencies as of December 31, 2016 which constituted a material weakness.
A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis.
During the quarter ended June 30, 2017, the Company identified deficiencies that, when aggregated together, resulted in a material weakness in the Company’s internal control over financial reporting in China. Specifically, the Company did not have people with appropriate authority and experience in key positions in China to ensure adherence to Company policies and US GAAP. Additionally, we did not have adequate international oversight to prevent the intentional mischaracterization of the nature of accounting transactions related to payments received from suppliers by certain purchasing and accounting personnel at the Company’s Chinese subsidiaries.
The material weakness described above resulted in immaterial errors impacting previously issued consolidated financial statements for the years ended December 31, 2016, 2015 and 2014, and each interim and year-to-date period in those respective years. We evaluated these errors and concluded that they did not, individually or in the aggregate, result in a material misstatement of our previously issued consolidated financial statements and that such financial statements may continue to be relied upon. However, the identified misstatements resulting from the intentional mischaracterizations discussed above would be material if corrected as an out-of-period adjustment. As a result, the Company has amended its Annual Report on Form 10-K for the year ended December 31, 2016 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 to correct the immaterial errors to the consolidated financial statements, as described in more detail in Notes 16 and 14 to the consolidated financial statements included in those reports, respectively.
Additionally, this material weakness could result in the misstatement of the relevant account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
In Management’s Report on Internal Control over Financial Reporting included in our original Annual Report on Form 10-K for the year ended December 31, 2016, our management previously concluded that we maintained effective internal control over financial reporting as of December 31, 2016, filed on February 24, 2017. Management subsequently concluded that the material weakness described above existed as of December 31, 2016. As a result, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2016, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Accordingly, management has restated its report on internal control over financial reporting.
Our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included herein.
September 8, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Tenneco Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of Tenneco, Inc. and its subsidiaries as of December 31, 2016 and 2015 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index under Item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2016. However, management has subsequently determined that a material weakness in internal control over financial reporting related to the accounting for payments received from suppliers by certain purchasing and accounting personnel at the Company’s Chinese subsidiaries existed as of that date. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report. In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the accounting for payments received from suppliers by certain purchasing and accounting personnel at the Company’s Chinese subsidiaries existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in the accompanying Management's Report on Internal Control over Financial Reporting. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits (which were integrated audits in 2016 and 2015). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/S/ PRICEWATERHOUSECOOPERS LLP

Milwaukee, Wisconsin
February 24, 2017, except for the effects of the revision discussed in Note 16 to the consolidated financial statements and the matter discussed in the penultimate paragraph of Management’s Report on Internal Control over Financial Reporting, as to which the date is September 8, 2017

TENNECO INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2016	2015	2014
	(Millions Except Share and Per Share Amounts)
Revenues
Net sales and operating revenues	$8,599	$8,181	$8,381
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	7,123	6,828	6,989
Engineering, research, and development	154	146	169
Selling, general, and administrative	589	491	519
Depreciation and amortization of other intangibles	212	203	208
	8,078	7,668	7,885
Other income (expense)
Loss on sale of receivables	(5)	(4)	(4)
Other expense	—	(1)	(3)
	(5)	(5)	(7)
Earnings before interest expense, income taxes, and noncontrolling interests	516	508	489
Interest expense	92	67	91
Earnings before income taxes and noncontrolling interests	424	441	398
Income tax expense	—	146	131
Net income	424	295	267
Less: Net income attributable to noncontrolling interests	68	54	42
Net income attributable to Tenneco Inc.	$356	$241	$225
Earnings per share
Weighted average shares of common stock outstanding —
Basic	55,939,135	59,678,309	60,734,022
Diluted	56,407,436	60,193,150	61,782,508
Basic earnings per share of common stock	$6.36	$4.05	$3.70
Diluted earnings per share of common stock	$6.31	$4.01	$3.64
The accompanying notes to consolidated financial statements are an integral part of these statements of income.

TENNECO INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2016
	Tenneco Inc.		Noncontrolling interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	(Millions)
Net Income		$356		$68		$424
Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$(297)		$(1)		$(298)
Translation of foreign currency statements, net of tax	(41)	(41)	(4)	(4)	(45)	(45)
Balance December 31	(338)		(5)		(343)
Adjustment to the Liability for Pension and Postretirement Benefits
Balance January 1	(368)		—		(368)
Adjustment to the Liability for Pension and Postretirement benefits, net of tax	41	41	—	—	41	41
Balance December 31	(327)		—		(327)
Balance December 31	$(665)		$(5)		$(670)
Other comprehensive loss		—		(4)		(4)
Comprehensive Income		$356		$64		$420
The accompanying notes to consolidated financial statements are an integral part of these statements of comprehensive income.

TENNECO INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2015
	Tenneco Inc.		Noncontrolling interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	(Millions)
Net Income		$241		$54		$295
Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$(166)		$3		$(163)
Translation of foreign currency statements, net of tax	(131)	(131)	(4)	(4)	(135)	(135)
Balance December 31	(297)		(1)		(298)
Adjustment to the Liability for Pension and Postretirement Benefits
Balance January 1	(379)		—		(379)
Adjustment to the Liability for Pension and Postretirement benefits, net of tax	11	11	—	—	11	11
Balance December 31	(368)		—		(368)
Balance December 31	$(665)		$(1)		$(666)
Other comprehensive loss		(120)		(4)		(124)
Comprehensive Income		$121		$50		$171
The accompanying notes to consolidated financial statements are an integral part of these statements of comprehensive income.

TENNECO INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2014
	Tenneco Inc.		Noncontrolling interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	(Millions)
Net Income		$225		$42		$267
Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$(61)		$5		$(56)
Translation of foreign currency statements, net of tax	(105)	(105)	(2)	(2)	(107)	(107)
Balance December 31	(166)		3		(163)
Adjustment to the Liability for Pension and Postretirement Benefits
Balance January 1	(299)		—		(299)
Adjustment to the Liability for Pension and Postretirement benefits, net of tax	(80)	(80)	—	—	(80)	(80)
Balance December 31	(379)		—		(379)
Balance December 31	$(545)		$3		$(542)
Other comprehensive loss		(185)		(2)		(187)
Comprehensive Income		$40		$40		$80
The accompanying notes to consolidated financial statements are an integral part of these statements of comprehensive income.

TENNECO INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$347	$287
Restricted cash	2	1
Receivables —
Customer notes and accounts, net	1,272	1,102
Other	22	10
Inventories	730	682
Prepayments and other	229	229
Total current assets	2,602	2,311
Other assets:
Long-term receivables, net	9	13
Goodwill	57	60
Intangibles, net	19	22
Deferred income taxes	199	221
Other	103	100
	387	416
Plant, property, and equipment, at cost	3,548	3,418
Less — Accumulated depreciation and amortization	(2,191)	(2,175)
	1,357	1,243
Total Assets	$4,346	$3,970
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)	$90	$86
Accounts payable	1,501	1,376
Accrued taxes	39	37
Accrued interest	15	4
Accrued liabilities	285	250
Other	43	41
Total current liabilities	1,973	1,794
Long-term debt	1,294	1,124
Deferred income taxes	7	7
Postretirement benefits	273	318
Deferred credits and other liabilities	139	222
Commitments and contingencies
Total liabilities	3,686	3,465
Redeemable noncontrolling interests	40	41
Tenneco Inc. Shareholders’ equity:
Common stock	1	1
Premium on common stock and other capital surplus	3,098	3,081
Accumulated other comprehensive loss	(665)	(665)
Retained earnings (accumulated deficit)	(1,100)	(1,456)
	1,334	961
Less — Shares held as treasury stock, at cost	761	536
Total Tenneco Inc. shareholders’ equity	573	425
Noncontrolling interests	47	39
Total equity	620	464
Total liabilities, redeemable noncontrolling interests and equity	$4,346	$3,970
The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

TENNECO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(Millions)
Operating Activities
Net income	$424	$295	$267
Adjustments to reconcile net income to cash provided by operating activities —
Depreciation and amortization of other intangibles	212	203	208
Deferred income taxes	(80)	(2)	(1)
Stock-based compensation	14	15	13
Loss on sale of assets	4	4	6
Changes in components of working capital —
(Increase) decrease in receivables	(215)	(90)	(83)
(Increase) decrease in inventories	(57)	(36)	(74)
(Increase) decrease in prepayments and other current assets	(8)	37	(81)
Increase (decrease) in payables	114	90	94
Increase (decrease) in accrued taxes	2	(1)	—
Increase (decrease) in accrued interest	12	1	(6)
Increase (decrease) in other current liabilities	26	(10)	13
Change in long-term assets	6	3	12
Change in long-term liabilities	33	8	(10)
Other	2	—	(17)
Net cash provided by operating activities	489	517	341
Investing Activities
Proceeds from sale of assets	6	4	3
Cash payments for plant, property, and equipment	(325)	(286)	(328)
Cash payments for software related intangible assets	(20)	(23)	(13)
Cash payments for net assets purchased	—	—	(3)
Change in restricted cash	(1)	2	2
Net cash used by investing activities	(340)	(303)	(339)
Financing Activities
Retirement of long-term debt	(531)	(37)	(462)
Issuance of long-term debt	509	1	570
Debt issuance costs of long-term debt	(9)	(1)	(12)
Purchase of common stock under the share repurchase program	(225)	(213)	(22)
Issuance of common stock	18	6	19
Tax impact from stock-based compensation	(10)	6	26
Increase (decrease) in bank overdrafts	10	(22)	6
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivable	202	102	(70)
Net increase (decrease) in short-term borrowings secured by accounts receivable	—	30	(10)
Capital contribution from noncontrolling interest partner	—	—	5
Distribution to noncontrolling interest partners	(55)	(44)	(30)
Net cash provided (used) by financing activities	(91)	(172)	20
Effect of foreign exchange rate changes on cash and cash equivalents	2	(37)	(15)
Increase in cash and cash equivalents	60	5	7
Cash and cash equivalents, January 1	287	282	275
Cash and cash equivalents, December 31 (Note)	$347	$287	$282

Supplemental Cash Flow Information
Cash paid during the year for interest	$76	$68	$93
Cash paid during the year for income taxes (net of refunds)	113	105	136
Non-cash Investing and Financing Activities
Period end balance of trade payables for plant, property, and equipment	$68	$50	$41

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.
The accompanying notes to consolidated financial statements are an integral part of these statements of cash flows.

TENNECO INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2016		2015		2014
	Shares	Amount	Shares	Amount	Shares	Amount
	(Millions Except Share Amounts)
Common Stock
Balance January 1	65,067,132	$1	64,454,248	$1	63,714,728	$1
Issued pursuant to benefit plans	292,514	—	335,766	—	62,334	—
Stock options exercised	532,284	—	277,118	—	677,186	—
Balance December 31	65,891,930	1	65,067,132	1	64,454,248	1
Premium on Common Stock and Other Capital Surplus
Balance January 1		3,081		3,059		3,014
Premium on common stock issued pursuant to benefit plans		17		22		45
Balance December 31		3,098		3,081		3,059
Accumulated Other Comprehensive Loss
Balance January 1		(665)		(545)		(360)
Other comprehensive loss		—		(120)		(185)
Balance December 31		(665)		(665)		(545)
Retained Earnings (Accumulated Deficit)
Balance January 1		(1,456)		(1,697)		(1,922)
Net income attributable to Tenneco Inc.		356		241		225
Balance December 31		(1,100)		(1,456)		(1,697)
Less — Common Stock Held as Treasury Stock, at Cost
Balance January 1	7,473,325	536	3,244,692	323	2,844,692	301
Purchase of common stock through stock repurchase program	4,182,613	225	4,228,633	213	400,000	22
Balance December 31	11,655,938	761	7,473,325	536	3,244,692	323
Total Tenneco Inc. shareholders’ equity		$573		$425		$495
Noncontrolling interests:
Balance January 1		39		40		39
Net income		32		22		20
Other comprehensive loss		(2)		(3)		(1)
Dividends declared		(22)		(20)		(18)
Balance December 31		$47		$39		$40
Total equity		$620		$464		$535
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
Revision of Previously Issued Financial Statements
For the periods from April 1, 2013 through March 31, 2017, we identified approximately $34 million in lump sum payments from our suppliers that were incorrectly recorded upon receipt as a reduction to cost of sales. The errors resulted from the intentional mischaracterization by certain purchasing and accounting personnel at the Company’s China subsidiaries of the nature of the accounting transactions related to the payments received from suppliers. These payments should have been deferred and amortized over the life of the underlying supplier agreements. The deferred amount related to these payments was $23 million and $16 million at December 31, 2016 and 2015, respectively, and recorded within deferred credit and other liabilities. In addition, we identified an unrelated error of approximately $7 million of substrate liabilities that should have been accrued during the periods from January 1, 2016 through March 31, 2017, understating cost of sales in each of these periods. With this revision, we are including previously known adjustments impacting revenues and cost of sales for the periods from January 1, 2012 to September 30, 2015, to reflect a correction from gross revenue reporting to net revenue reporting for certain transactions where it was determined that we earned a fee as an agent. These previously known adjustments reduced both revenue and cost of sales by $28 million and $39 million for years ended December 31, 2015 and 2014, respectively. We evaluated the impact of these items on prior periods under the guidance of SEC Staff Accounting Bulletin (SAB) No. 99, “Materiality” and determined that the amounts were not material to previously issued financial statements. As a result, we have revised and will revise for annual and interim periods in future filings, for certain amounts in the consolidated financial statements in order to correct these errors. See Note 16 in our notes to consolidated financial statements located in Part II Item 8 of this Form 10-K/A.
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

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is a rollforward of activity in our redeemable noncontrolling interests for the years ending December 31, 2016, 2015 and 2014, respectively:

	2016	2015	2014
	(Millions)
Balance January 1	$41	$34	$20
Net income attributable to redeemable noncontrolling interests	36	32	22
Sale of 45 percent equity interest from Tenneco Inc	—	—	4
Capital Contributions	—	—	1
Other comprehensive loss	(2)	(1)	—
Dividends declared	(35)	(24)	(13)
Balance December 31	$40	$41	$34

Inventories
At December 31, 2016 and 2015, inventory by major classification was as follows:

	2016	2015
	(Millions)
Finished goods	$284	$257
Work in process	245	233
Raw materials	137	135
Materials and supplies	64	57
	$730	$682
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

2.Earnings Per Share
Earnings per share of common stock outstanding were computed as follows:

	Year Ended December 31,
	2016	2015	2014
	(Millions Except Share and Per Share Amounts)
Basic earnings per share —
Net income attributable to Tenneco Inc.	$356	$241	$225
Average shares of common stock outstanding	55,939,135	59,678,309	60,734,022
Earnings per average share of common stock	$6.36	$4.05	$3.70
Diluted earnings per share —
Net income attributable to Tenneco Inc.	$356	$241	$225
Average shares of common stock outstanding	55,939,135	59,678,309	60,734,022
Effect of dilutive securities:
Restricted stock	175,513	96,168	130,732
Stock options	292,788	418,673	917,754
Average shares of common stock outstanding including dilutive securities	56,407,436	60,193,150	61,782,508
Earnings per average share of common stock	$6.31	$4.01	$3.64
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

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Senior Credit Facility — Other Terms and Conditions.    Our senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA, as defined in the senior credit facility agreement), and consolidated interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined in the senior credit facility agreement) at the end of each period indicated. Failure to maintain these ratios will result in a default under our senior credit facility. The financial ratios required under the amended and restated senior credit facility and the actual ratios we calculated for the four quarters of 2016, are as follows (the ratios in the table reflect the revisions made to the financial statements in this Form 10-K/A; these revisions would result in immaterial changes to the actual ratios reported to our lenders in prior periods, with such changes being less than .03 and .23 to each leverage ratio and interest coverage ratio, respectively):

	Quarter Ended
	December 31, 2016		September 30, 2016		June 30, 2016		March 31, 2016
	Req.	Act.	Req.	Act.	Req.	Act.	Req.	Act.
Leverage Ratio (maximum)	3.50	1.47	3.50	1.53	3.50	1.47	3.50	1.55
Interest Coverage Ratio (minimum)	2.75	14.70	2.75	14.14	2.75	13.74	2.75	13.75

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

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.Income Taxes
The domestic and foreign components of our income before income taxes and noncontrolling interests are as follows:

	Year Ended December 31,
	2016	2015	2014
	(Millions)
U.S. income before income taxes	$63	$198	$130
Foreign income before income taxes	361	243	268
Income before income taxes and noncontrolling interests	$424	$441	$398
Following is a comparative analysis of the components of income tax expense:

	Year Ended December 31,
	2016	2015	2014
	(Millions)
Current —
U.S. federal	$(9)	$64	$38
State and local	4	5	3
Foreign	85	83	92
	80	152	133
Deferred —
U.S. federal	(91)	(1)	2
State and local	(1)	1	7
Foreign	12	(6)	(11)
	(80)	(6)	(2)
Income tax expense	$—	$146	$131

Following is a reconciliation of income taxes computed at the statutory U.S. federal income tax rate (35 percent for all years presented) to the income tax expense reflected in the statements of income:

	Year Ended December 31,
	2016	2015	2014
	(Millions)
Income tax expense computed at the statutory U.S. federal income tax rate	$148	$154	$139
Increases (reductions) in income tax expense resulting from:
Foreign income taxed at different rates	(42)	(14)	(20)
Taxes on repatriation of dividends	(105)	9	4
Remeasurement of estimated tax on unremitted earnings	—	(4)	—
State and local taxes on income, net of U.S. federal income tax benefit	3	11	8
Changes in valuation allowance for tax loss carryforwards and credits	18	13	12
Foreign tax holidays	—	(7)	(6)
Investment and R&D tax credits	(6)	(26)	(10)
Foreign earnings subject to U.S. federal income tax	4	3	7
Adjustment of prior years taxes	—	2	(2)
Tax contingencies	(7)	4	—
Other	(13)	1	(1)
Income tax expense	$—	$146	$131

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of our net deferred tax assets were as follows:

	Year Ended December 31,
	2016	2015
	(Millions)
Deferred tax assets —
Tax loss carryforwards:
State	$13	$14
Foreign	92	72
Tax credits	83	89
Postretirement benefits other than pensions	55	54
Pensions	48	50
Bad debts	3	2
Sales allowances	7	8
Payroll accruals	39	34
Other accruals	50	58
Valuation allowance	(145)	(127)
Total deferred tax assets	245	254
Deferred tax liabilities —
Tax over book depreciation	53	40
Total deferred tax liabilities	53	40
Net deferred tax assets	$192	$214

State tax loss carryforwards have been presented net of uncertain tax positions that if realized, would reduce tax loss carryforwards in both 2016 and 2015 by $3 million. Additionally, foreign tax loss carryforwards, have been presented net of uncertain tax positions that if realized, would reduce tax loss carryforwards in 2016 and 2015 by $7 million and $13 million, respectively.
Following is a reconciliation of deferred taxes to the deferred taxes shown in the balance sheet:

	Year Ended December 31,
	2016	2015
	(Millions)
Balance Sheet:
Non-current portion — deferred tax asset	$199	$221
Non-current portion — deferred tax liability	(7)	(7)
Net deferred tax assets	$192	$214
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
We reported income tax expense of less than $1 million, $146 million and $131 million in the years ended 2016, 2015 and 2014, respectively. The tax expense recorded in 2016 includes a net tax benefit of $110 million primarily relating to the recognition of a U.S. tax benefit for foreign taxes. In 2016, we completed our detailed analysis of our ability to recognize and utilize foreign tax credits within the carryforward period. As a result, we amended our U.S. federal tax returns for the years 2006 to 2012 to claim foreign tax credits in lieu of deducting foreign taxes paid. The U.S. foreign tax credit law provides for a credit against U.S. taxes otherwise payable for foreign taxes paid with regard to dividends, interest and royalties paid to us in the U.S. Income tax expense also decreased in 2016 as a result of the mix of earnings in our various tax jurisdictions. The tax expense recorded in 2015 includes a net tax benefit of $15 million primarily relating to prior year U.S. research and development tax credits, changes to uncertain tax positions, and prior year income tax adjustments. The tax expense recorded in 2014 includes a net tax benefit of $11 million for prior year tax adjustments primarily relating to changes to uncertain tax positions and prior year income tax estimates.

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

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segment results for 2016, 2015 and 2014 are as follows:

	Clean Air Division			Ride Performance Division
	North America	Europe, South America & India	Asia Pacific	North America	Europe, South America & India	Asia Pacific	Other	Reclass & Elims	Total
	(Millions)
At December 31, 2016, and for the Year Ended
Revenues from external customers	$3,003	$1,989	$1,077	$1,234	$1,019	$277	$—	$—	$8,599
Intersegment revenues	13	92	3	9	26	46	—	(189)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	220	103	145	157	25	54	(188)	—	516
Total assets	1,356	734	651	723	570	265	—	47	4,346
At December 31, 2015, and for the Year Ended
Revenues from external customers	$2,823	$1,835	$1,037	$1,313	$944	$229	$—	$—	$8,181
Intersegment revenues	16	100	—	10	28	46	—	(200)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	244	52	111	155	(5)	38	(87)	—	508
Total assets	1,208	713	598	694	499	226	—	32	3,970
At December 31, 2014, and for the Year Ended
Revenues from external customers	$2,776	$1,974	$1,022	$1,351	$1,032	$226	$—	$—	$8,381
Intersegment revenues	25	114	—	10	38	43	—	(230)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	237	59	99	143	40	35	(124)	—	489
Total assets	1,156	789	593	659	503	227	—	69	3,996

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table shows information relating to our external customer revenues for each product or each group of similar products:

	Net Sales Year Ended December 31,
	2016	2015	2014
	(Millions)
Clean Air Products & Systems
Aftermarket	$305	$318	$318
Original Equipment
OE Value-add	3,736	3,489	3,559
OE Substrate	2,028	1,888	1,895
	5,764	5,377	5,454
	6,069	5,695	5,772
Ride Performance Products & Systems
Aftermarket	937	941	976
Original Equipment	1,593	1,545	1,633
	2,530	2,486	2,609
Total Revenues	$8,599	$8,181	$8,381

The following customers accounted for 10 percent or more of our net sales in the last three years. The net sales to both customers were across segments.

Customer	2016	2015	2014
General Motors Company	17%	15%	15%
Ford Motor Company	13%	14%	13%
The following table shows information relating to the geographic regions in which we operate:

	Geographic Area
	United States	China	Germany	Canada	United Kingdom	Other Foreign(a)	Reclass & Elims	Consolidated
	(Millions)
At December 31, 2016, and for the Year Then Ended
Revenues from external customers(b)	$3,512	$1,186	$764	$387	$387	$2,363	$—	$8,599
Long-lived assets(c)	541	217	111	44	38	518	—	$1,469
Total assets	1,897	795	231	166	130	1,275	(148)	$4,346
At December 31, 2015, and for the Year Then Ended
Revenues from external customers(b)	$3,334	$1,101	$807	$387	$307	$2,245	$—	$8,181
Long-lived assets(c)	496	203	108	41	32	476	—	$1,356
Total assets	1,726	699	258	146	101	1,156	(116)	$3,970
At December 31, 2014, and for the Year Then Ended
Revenues from external customers(b)	$3,309	$1,079	$955	$413	$235	$2,390	$—	$8,381
Long-lived assets(c)	473	192	113	52	27	494	—	1,351
Total assets	1,696	683	319	164	68	1,221	(155)	3,996

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(a)	Revenues from external customers and long-lived assets for individual foreign countries other than China, Germany, Canada, and United Kingdom are not material.

(b)	Revenues are attributed to countries based on location of the shipper.

(c)	Long-lived assets include all long-term assets except goodwill, intangibles and deferred tax assets.

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
The accompanying supplemental guarantor consolidating financial statements have been updated to reflect the revision as described in Note 16.
Distributions
There are no significant restrictions on the ability of the Guarantor Subsidiaries to make distributions to us.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31, 2016
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$3,865	$4,734	$—	$—	$8,599
Affiliated companies	526	747	—	(1,273)	—
	4,391	5,481	—	(1,273)	8,599
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	3,720	4,676	—	(1,273)	7,123
Engineering, research, and development	76	78	—	—	154
Selling, general, and administrative	311	277	1	—	589
Depreciation and amortization of other intangibles	86	126	—	—	212
	4,193	5,157	1	(1,273)	8,078
Other income (expense)
Loss on sale of receivables	(2)	(3)	—	—	(5)
Other income (expense)	(9)	24	—	(15)	—
	(11)	21	—	(15)	(5)
Earnings (loss) before interest expense, income taxes, noncontrolling interests and equity in net income from affiliated companies	187	345	(1)	(15)	516
Interest expense —
External (net of interest capitalized)	(2)	4	90	—	92
Affiliated companies (net of interest income)	(12)	7	5	—	—
Earnings (loss) before income taxes, noncontrolling interests and equity in net income from affiliated companies	201	334	(96)	(15)	424
Income tax expense (benefit)	(97)	97			—
Equity in net income (loss) from affiliated companies	166	—	452	(618)	—
Net income (loss)	464	237	356	(633)	424
Less: Net income attributable to noncontrolling interests	—	68		—	68
Net income (loss) attributable to Tenneco Inc.	$464	$169	$356	$(633)	$356
Comprehensive income (loss) attributable to Tenneco Inc.	$464	$169	$356	$(633)	$356

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31, 2015
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$3,683	$4,498	$—	$—	$8,181
Affiliated companies	411	558	—	(969)	—
	4,094	5,056	—	(969)	8,181
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	3,414	4,383	—	(969)	6,828
Engineering, research, and development	70	76	—	—	146
Selling, general, and administrative	193	295	3	—	491
Depreciation and amortization of other intangibles	87	116	—	—	203
	3,764	4,870	3	(969)	7,668
Other income (expense)
Loss on sale of receivables	(1)	(3)	—	—	(4)
Other income (expense)	41	6	—	(48)	(1)
	40	3	—	(48)	(5)
Earnings (loss) before interest expense, income taxes, noncontrolling interests and equity in net income from affiliated companies	370	189	(3)	(48)	508
Interest expense —
External (net of interest capitalized)	(2)	3	66	—	67
Affiliated companies (net of interest income)	54	(56)	2	—	—
Earnings (loss) before income taxes, noncontrolling interests and equity in net income from affiliated companies	318	242	(71)	(48)	441
Income tax expense	43	103	—	—	146
Equity in net income (loss) from affiliated companies	78	—	312	(390)	—
Net income (loss)	353	139	241	(438)	295
Less: Net income attributable to noncontrolling interests	—	54	—	—	54
Net income (loss) attributable to Tenneco Inc.	$353	$85	$241	$(438)	$241
Comprehensive income (loss) attributable to Tenneco Inc.	$353	$85	$121	$(438)	$121

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31, 2014
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$3,688	$4,693	$—	$—	$8,381
Affiliated companies	403	602	—	(1,005)	—
	4,091	5,295	—	(1,005)	8,381
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	3,352	4,642	—	(1,005)	6,989
Engineering, research, and development	81	88	—	—	169
Selling, general, and administrative	211	302	6	—	519
Depreciation and amortization of other intangibles	86	122	—	—	208
	3,730	5,154	6	(1,005)	7,885
Other income (expense)
Loss on sale of receivables	—	(4)	—	—	(4)
Other income (expense)	26	9	—	(38)	(3)
	26	5	—	(38)	(7)
Earnings (loss) before interest expense, income taxes, noncontrolling interests and equity in net income from affiliated companies	387	146	(6)	(38)	489
Interest expense —
External (net of interest capitalized)	(1)	4	88	—	91
Affiliated companies (net of interest income)	73	(75)	2	—	—
Earnings (loss) before income taxes, noncontrolling interests and equity in net income from affiliated companies	315	217	(96)	(38)	398
Income tax expense	94	37	—	—	131
Equity in net income (loss) from affiliated companies	128	—	321	(449)	—
Net income (loss)	349	180	225	(487)	267
Less: Net income attributable to noncontrolling interests	—	42	—	—	42
Net income (loss) attributable to Tenneco Inc.	$349	$138	$225	$(487)	$225
Comprehensive income (loss) attributable to Tenneco Inc.	$349	$138	$40	$(487)	$40

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

BALANCE SHEET

	December 31, 2016
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$9	$338	$—	$—	$347
Restricted cash	—	2	—	—	2
Receivables, net	386	1,412	—	(504)	1,294
Inventories	361	369	—	—	730
Prepayments and other	62	167	—	—	229
Total current assets	818	2,288	—	(504)	2,602
Other assets:
Investment in affiliated companies	1,211	—	1,207	(2,418)	—
Notes and advances receivable from affiliates	939	16,529	4,781	(22,249)	—
Long-term receivables, net	9	—	—	—	9
Goodwill	22	35	—	—	57
Intangibles, net	7	12	—	—	19
Deferred income taxes	47	23	129	—	199
Other	46	49	8	—	103
	2,281	16,648	6,125	(24,667)	387
Plant, property, and equipment, at cost	1,371	2,177	—	—	3,548
Less — Accumulated depreciation and amortization	(895)	(1,296)	—	—	(2,191)
	476	881	—	—	1,357
Total assets	$3,575	$19,817	$6,125	$(25,171)	$4,346
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)
Short-term debt — non-affiliated	$—	$75	$15	$—	$90
Short-term debt — affiliated	167	187	—	(354)	—
Accounts payable	562	1,027	—	(88)	1,501
Accrued taxes	4	35	—	—	39
Other	147	243	15	(62)	343
Total current liabilities	880	1,567	30	(504)	1,973
Long-term debt — non-affiliated	—	12	1,282	—	1,294
Long-term debt — affiliated	1,543	16,466	4,240	(22,249)	—
Deferred income taxes	—	7	—	—	7
Postretirement benefits and other liabilities	297	115	—	—	412
Commitments and contingencies
Total liabilities	2,720	18,167	5,552	(22,753)	3,686
Redeemable noncontrolling interests	—	40	—	—	40
Tenneco Inc. Shareholders’ equity	855	1,563	573	(2,418)	573
Noncontrolling interests	—	47	—	—	47
Total equity	855	1,610	573	(2,418)	620
Total liabilities, redeemable noncontrolling interests and equity	$3,575	$19,817	$6,125	$(25,171)	$4,346

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

BALANCE SHEET

	December 31, 2015
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$2	$285	$—	$—	$287
Restricted cash	—	1	—	—	1
Receivables, net	299	1,241	—	(428)	1,112
Inventories	333	349	—	—	682
Prepayments and other	67	162	—	—	229
Total current assets	701	2,038	—	(428)	2,311
Other assets:
Investment in affiliated companies	1,141	—	885	(2,026)	—
Notes and advances receivable from affiliates	938	13,291	4,788	(19,017)	—
Long-term receivables, net	11	2	—	—	13
Goodwill	22	38	—	—	60
Intangibles, net	9	13	—	—	22
Deferred income taxes	122	31	68	—	221
Pension Assets	—	—	—	—	—
Other	42	47	11	—	100
	2,285	13,422	5,752	(21,043)	416
Plant, property, and equipment, at cost	1,281	2,137	—	—	3,418
Less — Accumulated depreciation and amortization	(851)	(1,324)	—	—	(2,175)
	430	813	—	—	1,243
Total assets	$3,416	$16,273	$5,752	$(21,471)	$3,970
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)
Short-term debt — non-affiliated	$—	$73	$13	$—	$86
Short-term debt — affiliated	164	147	—	(311)	—
Accounts payable	484	955	—	(63)	1,376
Accrued taxes	6	31	—	—	37
Other	125	221	3	(54)	295
Total current liabilities	779	1,427	16	(428)	1,794
Long-term debt — non-affiliated	—	21	1,103	—	1,124
Long-term debt — affiliated	1,583	13,226	4,208	(19,017)	—
Deferred income taxes	—	7	—	—	7
Postretirement benefits and other liabilities	424	116	—	—	540
Commitments and contingencies
Total liabilities	2,786	14,797	5,327	(19,445)	3,465
Redeemable noncontrolling interests	—	41	—	—	41
Tenneco Inc. Shareholders’ equity	630	1,396	425	(2,026)	425
Noncontrolling interests	—	39	—	—	39
Total equity	630	1,435	425	(2,026)	464
Total liabilities, redeemable noncontrolling interests and equity	$3,416	$16,273	$5,752	$(21,471)	$3,970

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

15.	Quarterly Financial Data (Unaudited)

Quarter	Net Sales and Operating Revenues	Cost of Sales (Excluding Depreciation and Amortization)	Earnings Before Interest Expense, Income Taxes and Noncontrolling Interests	Net Income Attributable to Tenneco Inc.
	(Millions)
2016
1st	$2,136	$1,770	$124	$57
2nd	2,212	1,816	171	82
3rd	2,096	1,743	150	179
4th	2,155	1,794	71	38
	$8,599	$7,123	$516	$356
2015
1st	$2,012	$1,677	$118	$47
2nd	2,118	1,757	150	75
3rd	2,020	1,707	111	49
4th	2,031	1,687	129	70
	$8,181	$6,828	$508	$241

Quarter	Basic Earnings per Share of Common Stock	Diluted Earnings per Share of Common Stock
2016
1st	$1.00	$0.99
2nd	1.44	1.43
3rd	3.22	3.19
4th	0.70	0.69
Full Year	6.36	6.31
2015
1st	$0.79	$0.78
2nd	1.24	1.23
3rd	0.84	0.83
4th	1.19	1.18
Full Year	4.05	4.01

Note:
The sum of the quarters may not equal the total of the respective year’s earnings per share on either a basic or diluted basis due to changes in the weighted average shares outstanding throughout the year.

(The preceding notes are an integral part of the foregoing consolidated financial statements.)

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16.	Revision of Previously Issued Financial Statements
For the periods from April 1, 2013 through March 31, 2017, we identified approximately $34 million in lump sum payments from our suppliers that were incorrectly recorded upon receipt as a reduction to cost of sales. Of the lump sum payments that were accounted for incorrectly, $28 million were received from our suppliers prior to December 31, 2016. These payments should have been deferred and amortized over the life of the underlying supplier agreements. The deferred credit balance related to these payments was $23 million and $16 million at December 31, 2016 and 2015, respectively.
In addition, we identified approximately $7 million in cost of sales that should have been accrued in prior periods for substrate liabilities, impacting the periods from January 1, 2016 through March 31, 2017.
With this revision, we are including previously known adjustments impacting revenues and cost of sales for the periods from January 1, 2012 to September 30, 2015, to reflect a correction from gross revenue reporting to net revenue reporting for certain transactions where it was determined that we earned a fee as an agent. These previously known adjustments reduced both revenue and cost of sales by $28 million and $39 million for years ended December 31, 2015 and 2014, respectively.
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
The following tables present the effect of these revisions for the financial statement line items impacted in the affected periods included within this annual financial report:

	Year Ended December 31, 2016
	As Previously Reported	Adjustment	As Revised
	(Millions Except Per Share Amounts)
Consolidated Statement of Income
Cost of sales (exclusive of depreciation and amortization)	$7,111	$12	$7,123
Earnings before interest expense, income taxes, and noncontrolling interests	528	(12)	516
Earnings before income taxes and noncontrolling interests	436	(12)	424
Income tax expense	3	(3)	—
Net income	433	(9)	424
Less: Net income attributable to noncontrolling interests	70	(2)	68
Net income attributable to Tenneco Inc.	$363	$(7)	$356
Earnings per share
Basic earnings per share of common stock	$6.49	$(0.13)	$6.36
Diluted earnings per share of common stock	$6.44	$(0.13)	$6.31

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2015
	As Previously Reported	Adjustment	As Revised
	(Millions Except Per Share Amounts)
Consolidated Statement of Income
Net sales and operating revenues	$8,209	$(28)	$8,181
Cost of sales (exclusive of depreciation and amortization)	6,845	(17)	6,828
Earnings before interest expense, income taxes, and noncontrolling interests	519	(11)	508
Earnings before income taxes and noncontrolling interests	452	(11)	441
Income tax expense	149	(3)	146
Net income	303	(8)	295
Less: Net income attributable to noncontrolling interests	$56	$(2)	$54
Net income attributable to Tenneco Inc.	$247	$(6)	$241
Earnings per share
Basic earnings per share of common stock	$4.14	$(0.09)	$4.05
Diluted earnings per share of common stock	$4.11	$(0.10)	$4.01

	Year Ended December 31, 2014
	As Previously Reported	Adjustment	As Revised
	(Millions Except Per Share Amounts)
Consolidated Statement of Income
Net sales and operating revenues	$8,420	$(39)	$8,381
Cost of sales (exclusive of depreciation and amortization)	7,025	(36)	6,989
Earnings before interest expense, income taxes, and noncontrolling interests	492	(3)	489
Earnings before income taxes and noncontrolling interests	401	(3)	398
Net income	270	(3)	267
Less: Net income attributable to noncontrolling interests	$44	$(2)	$42
Net income attributable to Tenneco Inc.	$226	$(1)	$225
Earnings per share
Basic earnings per share of common stock	$3.72	$(0.02)	$3.70
Diluted earnings per share of common stock	$3.66	$(0.02)	$3.64

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2016
	As Previously Reported	Adjustment	As Revised
	(Millions)
Consolidated Statement of Comprehensive Income
Tenneco Inc.
Net Income	$363	$(7)	$356
Comprehensive Income	$363	$(7)	$356

Noncontrolling Interests
Net Income	$70	$(2)	$68
Comprehensive Income	$66	$(2)	$64

Total
Net Income	$433	$(9)	$424
Comprehensive Income	$429	$(9)	$420

	Year Ended December 31, 2015
	As Previously Reported	Adjustment	As Revised
	(Millions)
Consolidated Statement of Comprehensive Income
Tenneco Inc.
Net Income	$247	$(6)	$241
Comprehensive Income	$127	$(6)	$121

Noncontrolling Interests
Net Income	$56	$(2)	$54
Comprehensive Income	$52	$(2)	$50

Total
Net Income	$303	$(8)	$295
Comprehensive Income	$179	$(8)	$171

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2014
	As Previously Reported	Adjustment	As Revised
	(Millions)
Consolidated Statement of Comprehensive Income
Tenneco Inc.
Net Income	$226	$(1)	$225
Comprehensive Income	$41	$(1)	$40

Noncontrolling Interests
Net Income	$44	$(2)	$42
Comprehensive Income	$42	$(2)	$40

Total
Net Income	$270	$(3)	$267
Comprehensive Income	$83	$(3)	$80

	December 31, 2016
	As Previously Reported	Adjustment	As Revised
	(Millions)
Consolidated Balance Sheet
Deferred income taxes	$195	$4	$199
Total assets	4,342	4	4,346
Accounts payable	1,496	5	1,501
Accrued taxes	41	(2)	39
Total current liabilities	1,970	3	1,973
Deferred credits and other liabilities	116	23	139
Total liabilities	3,660	26	3,686
Redeemable noncontrolling interests	43	(3)	40
Retained earnings (accumulated deficit)	(1,085)	(15)	(1,100)
Total Tenneco Inc. shareholders’ equity	588	(15)	573
Noncontrolling interests	51	(4)	47
Total equity	639	(19)	620
Total liabilities, redeemable noncontrolling interests and equity	4,342	4	4,346

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31, 2015
	As Previously Reported	Adjustment	As Revised
	(Millions)
Consolidated Balance Sheet
Deferred income taxes	$218	$3	$221
Total assets	3,967	3	3,970
Deferred credits and other liabilities	206	16	222
Total liabilities	3,449	16	3,465
Redeemable noncontrolling interests	43	(2)	41
Retained earnings (accumulated deficit)	(1,448)	(8)	(1,456)
Total Tenneco Inc. shareholders’ equity	433	(8)	425
Noncontrolling interests	42	(3)	39
Total equity	475	(11)	464
Total liabilities, redeemable noncontrolling interests and equity	3,967	3	3,970

	Year Ended December 31, 2016
	As Previously Reported	Adjustment	As Revised
	(Millions)
Consolidated Statement of Cash Flow *
Net income	$433	$(9)	$424
Deferred income taxes	(79)	(1)	(80)
Increase (decrease) in payables	109	5	114
Increase (decrease) in accrued taxes	4	(2)	2
Changes in long-term liabilities	26	7	33

	Year Ended December 31, 2015
	As Previously Reported	Adjustment	As Revised
	(Millions)
Consolidated Statement of Cash Flow *
Net income	$303	$(8)	$295
Deferred income taxes	—	(2)	(2)
Changes in long-term liabilities	(2)	10	8

	Year Ended December 31, 2014
	As Previously Reported	Adjustment	As Revised
	(Millions)
Consolidated Statement of Cash Flow *
Net income	$270	$(3)	$267
Changes in long-term liabilities	(13)	3	(10)
* No change to net cash provided by operating activities.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2016
	As Previously Reported	Adjustment	As Revised
	(Millions)
Consolidated Statements of Changes in Shareholders' Equity

Retained earnings (accumulated deficit)
Balance January 1	$(1,448)	$(8)	$(1,456)
Net income attributable to Tenneco Inc.	363	(7)	356
Balance December 31	$(1,085)	$(15)	$(1,100)

Total Tenneco Inc. shareholders' equity	$588	$(15)	$573

Noncontrolling interests:
Balance January 1	$42	$(3)	$39
Net income	33	(1)	32
Other comprehensive loss	(2)	—	(2)
Dividends declared	$(22)	$—	$(22)
Balance December 31	$51	$(4)	$47

Total Equity	$639	$(19)	$620

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2015
	As Previously Reported	Adjustment	As Revised
	(Millions)
Consolidated Statements of Changes in Shareholders' Equity Data:

Retained earnings (accumulated deficit)
Balance January 1	$(1,695)	$(2)	$(1,697)
Net income attributable to Tenneco Inc.	247	(6)	241
Balance December 31	$(1,448)	$(8)	$(1,456)

Total Tenneco Inc. shareholders' equity	$433	$(8)	$425

Noncontrolling interests:
Balance January 1	$41	$(1)	$40
Net income	24	(2)	22
Other comprehensive loss	(3)	—	(3)
Dividends declared	$(20)	$—	$(20)
Balance December 31	$42	$(3)	$39

Total Equity	$475	$(11)	$464

	Year Ended December 31, 2014
	As Previously Reported	Adjustment	As Revised
	(Millions)
Consolidated Statements of Changes in Shareholders' Equity Data:

Retained earnings (accumulated deficit)
Balance January 1	$(1,921)	$(1)	$(1,922)
Net income attributable to Tenneco Inc.	226	(1)	225
Balance December 31	$(1,695)	$(2)	$(1,697)

Total Tenneco Inc. shareholders' equity	$497	$(2)	$495

Noncontrolling interests:
Balance January 1	$39	$—	$39
Net income	21	(1)	20
Other comprehensive loss	(1)	—	(1)
Dividends declared	$(18)	$—	$(18)
Balance December 31	$41	$(1)	$40

Total Equity	$538	$(3)	$535

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
None.

ITEM 9A.CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016 in our original Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 24, 2017.
Subsequent to this evaluation, our Chief Executive Officer and Chief Financial Officer reevaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2016 because of the identification of a material weakness in our internal control over financial reporting in China as described in Management’s Report on Internal Control over Financial Reporting included under Item 8, “Financial Statements and Supplementary Data”.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
INDEX TO SCHEDULE INCLUDED IN ITEM 8

Page
Schedule of Tenneco Inc. and Consolidated Subsidiaries — Schedule II — Valuation and qualifying accounts — three years ended December 31, 2016	133
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
Amendment No. 4 to SLOT Receivables Purchase Agreement, dated May 22, 2013 (incorporated herein by reference from Exhibit 10.1of the registrant’s Current Report on Form 8-K dated as of May 28, 2013, File No. 1-12387).

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

Exhibit Number		Description
**+10.78	—	Form of Restricted Stock Award Agreement for Employees under Tenneco Inc. 2006 Long-Term Incentive Plan (for awards commencing February 2017).
**+10.79	—	Form of Long-Term Performance Unit Award Agreement for Employees under Tenneco Inc. 2006 Long-Term Incentive Plan (for awards commencing February 2017).
11	—	None.
*12	—	Computation of Ratio of Earnings to Fixed Charges.
13	—	None.
14	—
Tenneco Inc. Code of Ethical Conduct for Financial Managers (incorporated herein by reference from Exhibit 99.3 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-12387).

16	—	None.
18	—	None.
**21	—	List of Subsidiaries of Tenneco Inc.
22	—	None.
*23.1	—	Consent of PricewaterhouseCoopers LLP.
**24.1	—	Powers of Attorney.
*31.1	—	Certification of Brian J. Kesseler under Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	—	Certification of Kenneth R. Trammell under Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	—	Certification of Brian J. Kesseler and Kenneth R. Trammell under Section 906 of the Sarbanes-Oxley Act of 2002.
33	—	None.
34	—	None.
35	—	None.
99	—	None.
100	—	None.
101	—	None.
*101.INS	—	XBRL Instance Document.
*101.SCH	—	XBRL Taxonomy Extension Schema Document.
*101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Previously filed.

+	Indicates a management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENNECO INC.

By	/S/ BRIAN J. KESSELER
Brian J. Kesseler
Chief Executive Officer
Date: September 8, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons in the capacities indicated on September 8, 2017.

	Signature	Title

	*	Executive Chairman and Director
Gregg M. Sherrill

	/S/ BRIAN J. KESSELER	Chief Executive Officer and Director (principal executive officer)
Brian J. Kesseler

	/S/ KENNETH R. TRAMMELL	Executive Vice President and Chief Financial Officer (principal financial officer)
Kenneth R. Trammell

	*	Vice President and Controller (principal accounting officer)
John E. Kunz

	*	Director
Thomas C. Freyman

	*	Director
Dennis J. Letham

	*	Director
James S. Metcalf

	*	Director
Roger B. Porter

	*	Director
David B. Price, Jr.

	*	Director
Paul T. Stecko

	*	Director
Jane L. Warner

	*	Director
Roger J. Wood

*BY:	/S/ KENNETH R. TRAMMELL
Kenneth R. Trammell Attorney in fact