Form 10-Q/A
period 2017-03-31
TENNECO INC
filed 2017-09-08
CIK 1024725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE
Tenneco Inc. (together with its subsidiaries, "Tenneco," the "Company," "we" and "our") is filing this Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) to its Quarterly Report on Form 10- Q for the quarter ended March 31, 2017, originally filed with the Securities and Exchange Commission on May 5, 2017 (the “Original Filing”), to make the certain changes as described below.
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
The material weakness identified as of June 30, 2017 caused us to reevaluate our previous conclusions on internal control over financial reporting as of December 31, 2016, and we have now concluded that the material weakness relating to our internal control over financial reporting in China existed as of December 31, 2016. As a result, we have restated our December 31, 2016 report on internal control over financial reporting. As a result of the material weakness and our restated report on internal control over financial reporting, we have concluded that our disclosure controls and procedures were not effective as of March 31, 2017 and have determined to amend our report on those disclosure controls and procedures.
The material weakness described above resulted in immaterial errors impacting our previously issued consolidated financial statements for the years ended December 31, 2016, 2015 and 2014, each interim and year-to-date period in those respective years, as well as the first quarter of 2017. We evaluated these errors and concluded that they did not, individually or in the aggregate, result in a material misstatement of our previously issued consolidated financial statements and that such financial statements may continue to be relied upon.
This Form 10-Q/A amends the Original Filing to correct the immaterial errors to the consolidated financial statements, arising from the foregoing and an unrelated immaterial error relating to our accrual for certain substrate liabilities, as described in more detail in Note 14 thereto. Revisions to the Original Filing have been made to the following items solely as a result of and to reflect these revisions:

•	Part I, Item 1 - Financial Statements (Unaudited)

•	Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I, Item 4 - Controls and Procedures

•	Part II, Item 1A - Risk Factors

•	Part II, Item 6 - Exhibits
As required by Rule 12b-15 under the Securities Exchange Act of 1934, the Company’s principal executive officer and principal financial officer are providing new currently dated certifications. In addition, the Company is filing a new letter from PricewaterhouseCoopers LLP regarding interim financial information. Accordingly, this Form 10-Q/A amends Part II, Item 6 in the Original Filing to reflect the filing of the new certifications and letter.
Except as described above, this Form 10-Q/A does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-Q/A speaks only as of the date the Original Filing was filed, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendment to those filings.
Concurrently with the filing of this Form 10-Q/A, we are also filing an amendment to our Annual Report on Form 10-K for the year ended December 31, 2016. Future Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q will reflect the revisions for financial information included in this Form 10-Q/A and the Form 10-K/A for the year ended December 31, 2016.

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
FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS (UNAUDITED)
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Tenneco Inc.
We have reviewed the accompanying condensed consolidated balance sheet of Tenneco, Inc. and its subsidiaries as of March 31, 2017 and the related condensed consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the three-month periods ended March 31, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated February 24, 2017, except for the effects of the revision discussed in Note 16 to the consolidated financial statements, as to which the date is September 8, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2016, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
May 5, 2017, except for the effects of the revision discussed in Note 14 to the condensed consolidated financial statements, as to which the date is September 8, 2017

The “Report of Independent Registered Public Accounting Firm” included above is not a “report” or “part of a Registration Statement” prepared or certified by an independent accountant within the meaning of Sections 7 and 11 of the Securities Act of 1933, and the accountants’ Section 11 liability does not extend to such report.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
	(Millions Except Share and Per Share Amounts)
Revenues
Net sales and operating revenues	$2,292	$2,136

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	1,931	1,770
Engineering, research, and development	39	39
Selling, general, and administrative	148	147
Depreciation and amortization of other intangibles	52	54
	2,170	2,010
Other expense
Loss on sale of receivables	(1)	(1)
Other expense	—	(1)
	(1)	(2)
Earnings before interest expense, income taxes, and noncontrolling interests	121	124
Interest expense	15	18
Earnings before income taxes and noncontrolling interests	106	106
Income tax expense	33	34
Net income	73	72
Less: Net income attributable to noncontrolling interests	14	15
Net income attributable to Tenneco Inc.	$59	$57
Earnings per share
Weighted average shares of common stock outstanding —
Basic	53,856,352	57,115,496
Diluted	54,231,759	57,445,941
Basic earnings per share of common stock	1.10	1.00
Diluted earnings per share of common stock	1.09	0.99
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of income.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31, 2017
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	(Millions)
Net Income		$59		$14		$73
Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$(338)		$(5)		$(343)
Translation of foreign currency statements	21	21	1	1	22	22
Balance March 31	(317)		(4)		(321)
Additional Liability for Pension and Postretirement Benefits
Balance January 1	(327)		—		(327)
Additional liability for pension and postretirement benefits, net of tax	7	7	—	—	7	7
Balance March 31	(320)		—		(320)
Balance March 31	$(637)		$(4)		$(641)
Other Comprehensive Income		28		1		29
Comprehensive Income		$87		$15		$102
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

TENNECO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2017	December 31, 2016
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$341	$347
Restricted cash	3	2
Receivables —
Customer notes and accounts, net	1,421	1,272
Other	21	22
Inventories —
Finished goods	303	284
Work in process	262	245
Raw materials	150	137
Materials and supplies	67	64
Prepayments and other	288	229
Total current assets	2,856	2,602
Other assets:
Long-term receivables, net	9	9
Goodwill	58	57
Intangibles, net	18	19
Deferred income taxes	189	199
Other	107	103
	381	387
Plant, property, and equipment, at cost	3,651	3,548
Less — Accumulated depreciation and amortization	(2,246)	(2,191)
	1,405	1,357
Total Assets	$4,642	$4,346
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)	$113	$90
Accounts payable	1,594	1,501
Accrued taxes	41	39
Accrued interest	10	15
Accrued liabilities	284	285
Other	39	43
Total current liabilities	2,081	1,973
Long-term debt	1,406	1,294
Deferred income taxes	7	7
Postretirement benefits	259	273
Deferred credits and other liabilities	150	139
Commitments and contingencies
Total liabilities	3,903	3,686
Redeemable noncontrolling interests	48	40
Tenneco Inc. Shareholders’ equity:
Common stock	1	1
Premium on common stock and other capital surplus	3,104	3,098
Accumulated other comprehensive loss	(637)	(665)
Retained earnings (accumulated deficit)	(1,054)	(1,100)
	1,414	1,334
Less — Shares held as treasury stock, at cost	777	761
Total Tenneco Inc. shareholders’ equity	637	573
Noncontrolling interests	54	47
Total equity	691	620
Total liabilities, redeemable noncontrolling interests and equity	$4,642	$4,346
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
	(Millions)

Operating Activities
Net income	$73	$72
Adjustments to reconcile net income to cash used by operating activities —
Depreciation and amortization of other intangibles	52	54
Deferred income taxes	7	3
Stock-based compensation	9	7
Loss on sale of assets	1	—
Changes in components of working capital —
(Increase) decrease in receivables	(137)	(160)
(Increase) decrease in inventories	(45)	(51)
(Increase) decrease in prepayments and other current assets	(57)	(19)
Increase (decrease) in payables	93	57
Increase (decrease) in accrued taxes	3	15
Increase (decrease) in accrued interest	(5)	12
Increase (decrease) in other current liabilities	(8)	(17)
Changes in long-term assets	(1)	3
Changes in long-term liabilities	5	(6)
Other	1	1
Net cash used by operating activities	(9)	(29)
Investing Activities
Proceeds from sale of assets	3	1
Cash payments for plant, property, and equipment	(103)	(68)
Cash payments for software related intangible assets	(6)	(6)
Changes in restricted cash	(1)	(1)
Net cash used by investing activities	(107)	(74)
Financing Activities
Repurchase of common shares	(3)	(2)
Cash dividends	(13)	—
Retirement of long-term debt	(6)	(4)
Issuance of long-term debt	—	5
Purchase of common stock under the share repurchase program	(16)	(16)
Net increase in bank overdrafts	3	7
Net increase in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivable	117	193
Net increase in short-term borrowings secured by accounts receivable	20	—
Net cash provided by financing activities	102	183
Effect of foreign exchange rate changes on cash and cash equivalents	8	7
Increase (decrease) in cash and cash equivalents	(6)	87
Cash and cash equivalents, January 1	347	287
Cash and cash equivalents, March 31 (Note)	$341	$374
Supplemental Cash Flow Information
Cash paid during the period for interest (net of interest capitalized)	$22	$6
Cash paid during the period for income taxes (net of refunds)	15	21
Non-cash Investing and Financing Activities
Period end balance of trade payables for plant, property, and equipment	$50	$41

Note: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of cash flows.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 31,
	2017		2016
	Shares	Amount	Shares	Amount
	(Millions Except Share Amounts)
Tenneco Inc. Shareholders:
Common Stock
Balance January 1	65,891,930	$1	65,067,132	$1
Issued pursuant to benefit plans	11,241	—	315,706	—
Restricted shares forfeited	(82,808)	—	—	—
Stock options exercised	164,863	—	21,392	—
Balance March 31	65,985,226	1	65,404,230	1
Premium on Common Stock and Other Capital Surplus
Balance January 1		3,098		3,081
Premium on common stock issued pursuant to benefit plans		6		4
Balance March 31		3,104		3,085
Accumulated Other Comprehensive Loss
Balance January 1		(665)		(665)
Other comprehensive income		28		27
Balance March 31		(637)		(638)
Retained Earnings (Accumulated Deficit)
Balance January 1		(1,100)		(1,456)
Net income attributable to Tenneco Inc.		59		57
Cash dividends declared		(13)		—
Balance March 31		(1,054)		(1,399)
Less — Common Stock Held as Treasury Stock, at Cost
Balance January 1	11,655,938	761	7,473,325	536
Purchase of common stock through stock repurchase program	240,000	16	360,000	16
Balance March 31	11,895,938	777	7,833,325	552
Total Tenneco Inc. shareholders’ equity		$637		$497
Noncontrolling Interests:
Balance January 1		$47		$39
Net income		7		8
Balance March 31		$54		$47
Total equity		$691		$544
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
Revision of Previously Issued Financial Statements
For the periods from April 1, 2013 through March 31, 2017, we identified approximately $34 million in lump sum payments from our suppliers that were incorrectly recorded upon receipt as a reduction to cost of sales. The errors resulted from the intentional mischaracterization by certain purchasing and accounting personnel at the Company’s China subsidiaries of the nature of the accounting transactions related to the payments received from suppliers. These payments should have been deferred and amortized over the life of the underlying supplier agreements. The deferred amount related to these payments was $29 million at March 31, 2017 and recorded within deferred credit and other liabilities. In addition, we identified an unrelated error of approximately $7 million of substrate liabilities that should have been accrued during the periods from January 1, 2016 through March 31, 2017, understating cost of sales in each of these periods. We evaluated the impact of these items on prior periods under the guidance of SEC Staff Accounting Bulletin (SAB) No. 99, “Materiality” and determined that the amounts were not material to previously issued financial statements. As a result, we have revised and will revise for annual and interim periods in future filings, for certain amounts in the consolidated financial statements in order to correct these errors. See Note 14 in our notes to condensed consolidated financial statements located in Part I Item 1 of this Form 10-Q/A.
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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

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
The financial ratios required under the senior credit facility, and the actual ratios we calculated for the first quarter of 2017, are as follows (the ratios in the table reflect the revisions made to the financial statements in this Form 10-Q/A; these revisions would result in immaterial changes to the actual ratios reported to our lenders in prior periods, with such changes being less than .05 and .36 to the leverage ratio and interest coverage ratio, respectively):

	Quarter Ended
	March 31, 2017
	Required	Actual
Leverage Ratio (maximum)	3.50	1.62
Interest Coverage Ratio (minimum)	2.75	15.38
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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

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
We reported income tax expense of $33 million and $34 million in the three month periods ended March 31, 2017 and March 31, 2016, respectively. The tax expense recorded in the first quarter of 2017 included a net tax benefit of $1 million primarily relating to the first quarter 2017 adoption of Accounting Standard Update 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The tax expense recorded in the first quarter of 2016 included a net tax benefit of $3 million primarily relating to tax adjustments to uncertain tax positions and prior year income tax estimates.
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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

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
Below is a table that shows the activity in the warranty accrual accounts:

	Three Months Ended March 31,
	2017	2016
	(Millions)
Beginning Balance January 1,	$20	$23
Accruals related to product warranties	3	2
Reductions for payments made	(3)	(1)
Ending Balance March 31,	$20	$24

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

(8)	Earnings Per Share
Earnings per share of common stock outstanding were computed as follows:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
	(Millions Except Share and Per Share Amounts)
Basic earnings per share —
Net income attributable to Tenneco Inc.	$59	$57
Weighted Average shares of common stock outstanding	53,856,352	57,115,496
Earnings per share of common stock	$1.10	$1.00
Diluted earnings per share —
Net income attributable to Tenneco Inc.	$59	$57
Weighted Average shares of common stock outstanding	53,856,352	57,115,496
Effect of dilutive securities:
Restricted stock	145,999	48,603
Stock options	229,408	281,842
Weighted Average shares of common stock outstanding including dilutive securities	54,231,759	57,445,941
Earnings per share of common stock	$1.09	$0.99

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

The following table summarizes certain Tenneco Inc. segment information:

	Clean Air Division			Ride Performance Division
	North America	Europe & South America	Asia Pacific	North America	Europe & South America	Asia Pacific	Other	Reclass & Elims	Total
	(Millions)
At March 31, 2017 and for the Three Months Ended March 31, 2017
Revenues from external customers	$816	$538	$277	$311	$243	$107	$—	$—	$2,292
Intersegment revenues	4	20	1	3	9	14	—	(51)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	50	21	32	33	6	17	(38)	—	121
Total assets	1,464	797	720	749	522	355	—	35	4,642
At March 31, 2016 and for the Three Months Ended March 31, 2016
Revenues from external customers	765	471	279	323	210	88	—	—	2,136
Intersegment revenues	3	22	—	2	7	13	—	(47)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	61	15	35	42	(6)	13	(36)	—	124
Total assets	1,352	776	638	779	448	324	—	34	4,351

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31, 2017
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$1,018	$1,274	$—	$—	$2,292
Affiliated companies	144	182	—	(326)	—
	1,162	1,456	—	(326)	2,292
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	994	1,263	—	(326)	1,931
Engineering, research, and development	20	19	—	—	39
Selling, general, and administrative	75	73	—	—	148
Depreciation and amortization of other intangibles	21	31	—	—	52
	1,110	1,386	—	(326)	2,170
Other income (expense)
Loss on sale of receivables	—	(1)	—	—	(1)
Other income (expense)	(8)	8	—	—	—
	(8)	7	—	—	(1)
Earnings (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	44	77	—	—	121
Interest expense —
External (net of interest capitalized)	(1)	—	16	—	15
Affiliated companies (net of interest income)	(3)	1	2	—	—
Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	48	76	(18)	—	106
Income tax expense (benefit)	8	25	—	—	33
Equity in net income (loss) from affiliated companies	27	—	77	(104)	—
Net income (loss)	67	51	59	(104)	73
Less: Net income attributable to noncontrolling interests	—	14	—	—	14
Net income (loss) attributable to Tenneco Inc.	$67	$37	$59	$(104)	$59
Comprehensive income (loss) attributable to Tenneco Inc.	$67	$37	$87	$(104)	$87

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

BALANCE SHEET

	March 31, 2017
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$6	$335	$—	$—	$341
Restricted cash	—	3	—	—	3
Receivables, net	453	1,545	—	(556)	1,442
Inventories	364	418	—	—	782
Prepayments and other	89	199	—	—	288
Total current assets	912	2,500	—	(556)	2,856
Other assets:
Investment in affiliated companies	1,224	—	1,315	(2,539)	—
Notes and advances receivable from affiliates	950	17,372	4,844	(23,166)	—
Long-term receivables, net	8	1	—	—	9
Goodwill	22	36	—	—	58
Intangibles, net	7	11	—	—	18
Deferred income taxes	40	22	127	—	189
Other	45	55	7	—	107
	2,296	17,497	6,293	(25,705)	381
Plant, property, and equipment, at cost	1,397	2,254	—	—	3,651
Less — Accumulated depreciation and amortization	(901)	(1,345)	—	—	(2,246)
	496	909	—	—	1,405
Total assets	$3,704	$20,906	$6,293	$(26,261)	$4,642
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)
Short-term debt — non-affiliated	$—	$98	$15	$—	$113
Short-term debt — affiliated	147	229	—	(376)	—
Accounts payable	618	1,091	—	(115)	1,594
Accrued taxes	9	32	—	—	41
Other	134	254	10	(65)	333
Total current liabilities	908	1,704	25	(556)	2,081
Long-term debt — non-affiliated	—	12	1,394	—	1,406
Long-term debt — affiliated	1,612	17,317	4,237	(23,166)	—
Deferred income taxes	—	7	—	—	7
Postretirement benefits and other liabilities	279	130	—	—	409
Commitments and contingencies
Total liabilities	2,799	19,170	5,656	(23,722)	3,903
Redeemable noncontrolling interests	—	48	—	—	48
Tenneco Inc. shareholders’ equity	905	1,634	637	(2,539)	637
Noncontrolling interests	—	54	—	—	54
Total equity	905	1,688	637	(2,539)	691
Total liabilities, redeemable noncontrolling interests and equity	$3,704	$20,906	$6,293	$(26,261)	$4,642

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

(14)	Revision of Previously Issued Financial Statements
For the periods from April 1, 2013 through March 31, 2017, we identified approximately $34 million in lump sum payments from our suppliers that were incorrectly recorded upon receipt as a reduction to cost of sales. These payments should have been deferred and amortized over the life of the underlying supplier agreements. The deferred credit balance related to these payments was $29 million and $23 million at March 31, 2017 and December 31, 2016, respectively.
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
The following tables present the impact of this revision on our condensed consolidated balance sheets as of December 31, 2016 and March 31, 2017, our condensed consolidated statements of income, comprehensive income, cash flows and changes in shareholders' equity for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017
	As Previously Reported	Adjustment	As Revised
	(Millions Except Per Share Amounts)
Condensed Consolidated Income Statement
Cost of sales (exclusive of depreciation and amortization)	$1,925	$6	$1,931
Earnings before interest expense, income taxes, and noncontrolling interests	127	(6)	121
Earnings before income taxes and noncontrolling interests	112	(6)	106
Income tax expense	34	(1)	33
Net income	78	(5)	73
Less: Net income attributable to noncontrolling interests	15	(1)	14
Net income attributable to Tenneco Inc.	$63	$(4)	$59
Earnings per share
Basic earnings per share of common stock	$1.17	$(0.07)	$1.10
Diluted earnings per share of common stock	1.16	(0.07)	1.09

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

	Three Months Ended March 31, 2017
	As Previously Reported	Adjustment	As Revised
	(Millions)
Condensed Consolidated Statement of Comprehensive Income
Tenneco Inc.
Net Income	$63	$(4)	$59
Comprehensive Income	$91	$(4)	$87

Noncontrolling Interests
Net Income	$15	$(1)	$14
Comprehensive Income	$16	$(1)	$15

Total
Net Income	$78	$(5)	$73
Comprehensive Income	$107	$(5)	$102

	March 31, 2017
	As Previously Reported	Adjustment	As Revised
	(Millions)
Condensed Consolidated Balance Sheet
Deferred income taxes	$184	$5	$189
Total assets	4,637	5	4,642
Trade payables	1,587	7	1,594
Accrued taxes	44	(3)	41
Total current liabilities	2,077	4	2,081
Deferred credits and other liabilities	121	29	150
Total liabilities	3,870	33	3,903
Redeemable noncontrolling interests	52	(4)	48
Retained earnings (accumulated deficit)	(1,035)	(19)	(1,054)
Total Tenneco Inc. shareholders’ equity	656	(19)	637
Noncontrolling interests	59	(5)	54
Total equity	715	(24)	691
Total liabilities, redeemable noncontrolling interests and equity	4,637	5	4,642

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

	December 31, 2016
	As Previously Reported	Adjustment	As Revised
	(Millions)
Condensed Consolidated Balance Sheet
Deferred income taxes	$195	$4	$199
Total assets	4,342	4	4,346
Trade payables	1,496	5	1,501
Accrued taxes	41	(2)	39
Total current liabilities	1,970	3	1,973
Deferred credits and other liabilities	116	23	139
Total liabilities	3,660	26	3,686
Redeemable noncontrolling interests	43	(3)	40
Retained earnings (accumulated deficit)	(1,085)	(15)	(1,100)
Total Tenneco Inc. shareholders’ equity	588	(15)	573
Noncontrolling interests	51	(4)	47
Total equity	639	(19)	620
Total liabilities, redeemable noncontrolling interests and equity	4,342	4	4,346

	Three Months Ended March 31, 2017
	As Previously Reported	Adjustment	As Revised
	(Millions)
Condensed Consolidated Statement of Cash Flow *
Net income	$78	$(5)	$73
Deferred income taxes	8	(1)	7
Increase (decrease) in accounts payable	91	2	93
Changes in long-term liabilities	1	4	5

	Three Months Ended March 31, 2016
	As Previously Reported	Adjustment	As Revised
	(Millions)
Condensed Consolidated Statement of Cash Flow *
Increase (decrease) in accounts payable	56	1	57
Changes in long-term liabilities	(5)	(1)	(6)

* No change to net cash used by operating activities.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

	Three Months Ended March 31, 2017
	As Previously Reported	Adjustment	As Revised
	(Millions)
Condensed Consolidated Statements of Changes in Shareholders' Equity
Retained earnings (accumulated deficit)
Balance January 1	$(1,085)	$(15)	$(1,100)
Net income attributable to Tenneco Inc.	63	(4)	59
Cash dividends declared	(13)	—	(13)
Balance March 31	$(1,035)	$(19)	$(1,054)

Total Tenneco Inc. shareholders' equity	$656	$(19)	$637

Noncontrolling interests:
Balance January 1	$51	$(4)	$47
Net income	8	(1)	7
Balance March 31	$59	$(5)	$54

Total Equity	$715	$(24)	$691

	Three Months Ended March 31, 2016
	As Previously Reported	Adjustment	As Revised
	(Millions)
Condensed Consolidated Statements of Changes in Shareholders' Equity
Retained earnings (accumulated deficit)
Balance January 1	$(1,448)	$(8)	$(1,456)
Net income attributable to Tenneco Inc.	57	—	57
Balance March 31	$(1,391)	$(8)	$(1,399)

Total Tenneco Inc. shareholders' equity	$505	$(8)	$497

Noncontrolling interests:
Balance January 1	$42	$(3)	$39
Net income	7	1	8
Balance March 31	$49	$(2)	$47

Total Equity	$554	$(10)	$544

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
Cost of sales (exclusive of depreciation and amortization): Cost of sales for the first quarter of 2017 was $1,931 million, or 84.2 percent of sales, compared to $1,770 million, or 82.9 percent of sales in the first quarter of 2016. The following table lists the primary drivers behind the change in cost of sales ($ millions).

Quarter ended March 31, 2016	$1,770
Volume and mix	177
Material	6
Currency exchange rates	(29)
Restructuring	1
Other costs	6
Quarter ended March 31, 2017	$1,931

The increase in cost of sales was due to the year-over-year increase in volume, higher net material costs, higher other costs, mainly manufacturing, and higher restructuring costs, partially offset by the impact of currency exchange rates.
Gross margin: Revenue less cost of sales for the first quarter of 2017 was $361 million, or 15.8 percent, versus $366 million, or 17.1 percent, in the first quarter of 2016. The effect on gross margin resulting from year-over-year increase in volume was partially offset by higher net material costs, higher other costs, mainly manufacturing, higher restructuring costs and unfavorable currency impact.
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
Earnings before interest expense, taxes and noncontrolling interests (“EBIT”) was $121 million for the first quarter of 2017, a decrease of $3 million when compared to $124 million in the first quarter of the prior year. Higher OE light vehicle volumes in North America, Europe, South America and India, China Ride Performance, new platforms in North America and Europe, higher commercial truck, off-highway and other vehicle revenues mainly in Europe and China and higher aftermarket Ride Performance revenues in Europe, South America and Asia Pacific were more than offset by lower aftermarket Ride Performance and off-highway revenues in North America, the timing of alloy surcharge recoveries in North America, higher manufacturing costs, higher restructuring and related costs and $4 million of negative currency.
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

Earnings before Interest Expense, Income Taxes and Noncontrolling Interests (“EBIT”) for the Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,		Change
	2017	2016
	(Millions)
Clean Air Division
North America	$50	$61	$(11)
Europe & South America	21	15	6
Asia Pacific	32	35	(3)
Total Clean Air Division	103	111	(8)
Ride Performance Division
North America	33	42	(9)
Europe & South America	6	(6)	12
Asia Pacific	17	13	4
Total Ride Performance Division	56	49	7
Other	(38)	(36)	(2)
Total Tenneco Inc.	$121	$124	$(3)
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
EBIT for the Clean Air division was $103 million in the first quarter of 2017 compared to $111 million in the first quarter a year ago. EBIT for North America decreased $11 million, to $50 million, in the first quarter of 2017 versus the first quarter of 2016. The benefit from higher OE light vehicle sales and new platforms was more than offset by lower off-highway revenue, the timing of contractual cost recovery of alloy surcharge increases and higher manufacturing costs. Europe and South America's EBIT was $21 million in the first quarter of 2017 and $15 million in the first quarter of 2016. The benefit from increased OE light vehicle volumes and higher commercial truck, off-highway and other vehicles sales in the region, new platforms in Europe and operational efficiencies was partially offset by higher restructuring and related expenses and negative currency. EBIT for Asia Pacific decreased $3 million to $32 million in the first quarter of 2017 from $35 million in the first quarter of 2016. EBIT benefited from higher commercial truck, off-highway and other revenue in China, more than offset by lower OE light vehicle revenues in China and Australia and negative currency. For the Clean Air division, restructuring and related expenses of $10 million were included in EBIT for the first quarter of 2017 and no restructuring and related expenses were included in EBIT for the same period in 2016. Currency had a $3 million unfavorable impact on EBIT of the Clean Air division for the first quarter of 2017 when compared to last year.
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
Currency had a $4 million unfavorable impact on overall company EBIT for the first quarter of 2017 as compared to the prior year's first quarter.
EBIT as a Percentage of Revenue for the Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,
	2017	2016
Clean Air Division
North America	6%	8%
Europe & South America	4%	3%
Asia Pacific	12%	13%
Total Clean Air Division	6%	7%
Ride Performance Division
North America	11%	13%
Europe & South America	2%	(3)%
Asia Pacific	16%	15%
Total Ride Performance Division	8%	8%
Total Tenneco Inc.	5%	6%

In the Clean Air division, EBIT as a percentage of revenues for the first quarter of 2017 was down one percentage point compared to last year's first quarter. In North America, EBIT as a percentage of revenues for the first quarter of 2017 was down two percentage points compared to last year's first quarter. The benefit from higher OE light vehicle sales and new platforms was more than offset by lower off-highway revenue, the timing of alloy recoveries and higher manufacturing costs. Europe and South America's EBIT as a percentage of revenues for the first quarter of 2017 was up one percentage point compared to the prior year's first quarter. The benefit from increased OE light vehicle volumes and higher commercial truck, off-highway and other vehicles sales in the region, new platforms in Europe and operating efficiencies was partially offset by higher restructuring and related expenses and negative currency. EBIT as a percentage of revenues for Asia Pacific in the first quarter of 2017 was down one percentage point compared to the first quarter of 2016. EBIT benefited from higher commercial truck, off-highway and other revenue in China, more than offset by lower OE light vehicle revenues in China and Australia and negative currency.
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
Income Taxes
We reported income tax expense of $33 million and $34 million in the three month periods ended March 31, 2017 and 2016, respectively. The tax expense recorded in the first quarter of 2017 included a net tax benefit of $1 million primarily relating to first quarter 2017 adoption of Accounting Standard Update 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The tax expense recorded in the first quarter of 2016 included a net tax benefit of $3 million primarily relating to tax adjustments to uncertain tax positions and prior year income tax estimates.
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
Earnings Per Share
We reported net income attributable to Tenneco Inc. of $59 million or $1.09 per diluted common share for the first quarter of 2017. Included in the results for the first quarter of 2017 was positive impact from net tax benefit which was more than offset by negative impacts from expenses related to our restructuring activities and charges related to pension derisking and the acceleration of restricted stock vesting. The total impact of these items decreased earnings per diluted share by $0.37. We reported net income attributable to Tenneco Inc. of $57 million or $0.99 per diluted common share for the first quarter of 2016. Included in the results for the first quarter of 2016 were negative impacts from expenses related to our restructuring activities offset partially by net tax benefits. The total impact of these items decreased earnings per diluted share by $0.18.
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
Operating Activities
For the first quarter of 2017, operating activities used $9 million in cash compared to $29 million in cash used during last year’s first quarter, driven by higher earnings and continued strong performance in accounts receivables, payables and inventories. For the first quarter of 2017, cash used for working capital was $156 million versus $163 million of cash used for working capital in the first quarter of 2016. Receivables were a use of cash of $137 million in the first quarter of 2017 compared to a use of cash of $160 million in the prior year’s first quarter. Inventory represented a cash outflow of $45 million for the first quarter of 2017 and a cash outflow of $51 million during the first quarter of 2016. Accounts payable provided $93 million of cash for the quarter ended March 31, 2017 compared to $57 million of cash provided for the quarter ended March 31, 2016. Cash taxes were $15 million in the first quarter of 2017 compared to $21 million in the prior year's first quarter.
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
New Accounting Pronouncements
Note 11 in our notes to condensed consolidated financial statements located in Part I Item 1 of this Form 10-Q is incorporated herein for reference.

Liquidity and Capital Resources
Capitalization

	March 31, 2017	December 31, 2016	% Change
	(Millions)
Short-term debt and maturities classified as current	$113	$90	26%
Long-term debt	1,406	1,294	9
Total debt	1,519	1,384	10
Total redeemable noncontrolling interests	48	40	20
Total noncontrolling interests	54	47	15
Tenneco Inc. shareholders’ equity	637	573	11
Total equity	691	620	11
Total capitalization	$2,258	$2,044	10%
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
The 2017 year-to-date increase in Tenneco Inc. shareholders' equity primarily resulted from net income attributable to Tenneco Inc. of $59 million, a $7 million increase related to pension and postretirement benefits, a $6 million increase in premium on common stock and other capital surplus relating to common stock issued pursuant to benefit plans, and a $21 million increase caused by the impact of changes in foreign exchange rates on the translation of financial statements of our foreign subsidiaries into U.S. dollars, partially offset by a $13 million decrease related to cash dividends declared and a $16 million increase in treasury stock as a result of purchases of common stock under our share purchase program.
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
Senior Credit Facility — Other Terms and Conditions. Our senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated net leverage ratio (consolidated indebtedness net of cash divided by consolidated EBITDA, as defined in the senior credit facility agreement), and consolidated interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined in the senior credit facility agreement) at the end of each period indicated. Failure to maintain these ratios will result in a default under our senior credit facility. The financial ratios required under the senior credit facility and the actual ratios we calculated for the first quarter of 2017, are as follows (the ratios in the table reflect the revisions made to the financial statements in this Form 10-Q/A; these revisions would result in immaterial changes to the actual ratios reported to our lenders in prior periods, with such changes being less than .05 and .36 to the leverage ratio and interest coverage ratio, respectively):

	Quarter Ended
	March 31, 2017
	Required	Actual
Leverage Ratio (maximum)	3.50	1.62
Interest Coverage Ratio (minimum)	2.75	15.38
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
ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the quarter covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, due to a material weakness in our internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of March 31, 2017 to ensure that information required to be disclosed by our Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.
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
The material weakness identified as of June 30, 2017 caused us to reevaluate our previous conclusions on internal control over financial reporting as of December 31, 2016, and we have now concluded that the material weakness relating to our internal control over financial reporting existed as of December 31, 2016. As a result, we have restated our December 31, 2016 report on internal control over financial reporting. As a result of the material weakness and our restated report on internal control over financial reporting, we have reevaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017 and concluded they were not effective to provide reasonable assurance that information required to be disclosed by our Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures because of the identification of a material weakness in our internal control over financial reporting described above.
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
Additionally, these control deficiencies could result in the misstatement of the relevant account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
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

PART II
ITEM 1A.RISK FACTORS
We are exposed to certain risks and uncertainties that could have a material adverse impact on our business, financial condition and operating results. Except as set forth below, there have been no other material changes to the Risk Factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
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
Dated: September 8, 2017

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