Form 10-Q
period 2017-09-30
TENNECO INC
filed 2017-11-02
CIK 1024725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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
Common Stock, par value $0.01 per share: 51,588,561 shares outstanding as of October 27, 2017.

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
The risks included here are not exhaustive. Refer to “Part I, Item 1A — Risk Factors” in our amended annual report on Form 10-K/A for the year ended December 31, 2016 and "Part II, Item 1A — Risk Factors” of this Form 10-Q for further discussion regarding our exposure to risks. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor to assess the impact such risk factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Unless otherwise indicated in this report, the forward-looking statements in this report are made as of the date of this report, and, except as required by law, the Company does not undertake any obligation, and disclaims any obligation, to publicly disclose revisions or updates to any forward-looking statements.

PART I.
FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS (UNAUDITED)
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Tenneco Inc.
We have reviewed the accompanying condensed consolidated balance sheet of Tenneco Inc. and its subsidiaries as of September 30, 2017, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month and nine-month periods ended September 30, 2017 and 2016 and the condensed consolidated statement of changes in shareholders’ equity for the nine-month periods ended September 30, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.
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

/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
November 2, 2017

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
	(Millions Except Share and Per Share Amounts)		(Millions Except Share and Per Share Amounts)
Revenues
Net sales and operating revenues	$2,274	$2,096	$6,883	$6,444

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	1,913	1,743	5,790	5,329
Engineering, research, and development	40	41	115	117
Selling, general, and administrative	128	109	529	390
Depreciation and amortization of other intangibles	58	53	165	159
	2,139	1,946	6,599	5,995
Other expense
Loss on sale of receivables	(2)	(2)	(4)	(4)
Other income	1	2	2	—
	(1)	—	(2)	(4)
Earnings before interest expense, income taxes, and noncontrolling interests	134	150	282	445
Interest expense	19	24	54	76
Earnings before income taxes and noncontrolling interests	115	126	228	369
Income tax expense (benefit)	16	(70)	41	3
Net income	99	196	187	366
Less: Net income attributable to noncontrolling interests	16	17	48	48
Net income attributable to Tenneco Inc.	$83	$179	$139	$318
Earnings per share
Weighted average shares of common stock outstanding —
Basic	52,508,078	55,679,969	53,265,149	56,511,838
Diluted	52,687,656	56,165,709	53,501,864	56,958,447
Basic earnings per share of common stock	$1.57	$3.22	$2.61	$5.63
Diluted earnings per share of common stock	$1.57	$3.19	$2.60	$5.58
Cash dividends declared	$0.25	$—	$0.75	$—
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of income.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30, 2017
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	(Millions)
Net Income		$83		$16		$99
Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance July 1	$(285)		$(2)		$(287)
Translation of foreign currency statements	28	28	1	1	29	29
Balance September 30	(257)		(1)		(258)
Additional Liability for Pension and Postretirement Benefits
Balance July 1	(316)		—		(316)
Additional liability for pension and postretirement benefits, net of tax	3	3	—	—	3	3
Balance September 30	(313)		—		(313)
Balance September 30	$(570)		$(1)		$(571)
Other Comprehensive Income		31		1		32
Comprehensive Income		$114		$17		$131
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of comprehensive income.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30, 2016
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	(Millions)
Net Income		$179		$17		$196
Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance July 1	$(294)		$(2)		$(296)
Translation of foreign currency statements	1	1	—	—	1	1
Balance September 30	(293)		(2)		(295)
Additional Liability for Pension and Postretirement Benefits
Balance July 1	(361)		—		(361)
Additional liability for pension and postretirement benefits, net of tax	4	4	—	—	4	4
Balance September 30	(357)		—		(357)
Balance September 30	$(650)		$(2)		$(652)
Other Comprehensive Income		5		—		5
Comprehensive Income		$184		$17		$201
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of comprehensive income.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Nine Months Ended September 30, 2017
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	(Millions)
Net Income		$139		$48		$187
Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$(338)		$(5)		$(343)
Translation of foreign currency statements	81	81	4	4	85	85
Balance September 30	(257)		(1)		(258)
Additional Liability for Pension and Postretirement Benefits
Balance January 1	(327)		—		(327)
Additional Liability for Pension and Postretirement Benefits, net of tax	14	14	—	—	14	14
Balance September 30	(313)		—		(313)
Balance September 30	$(570)		$(1)		$(571)
Other Comprehensive Income		95		4		99
Comprehensive Income		$234		$52		$286

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of comprehensive income.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Nine Months Ended September 30, 2016
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	(Millions)
Net Income		$318		$48		$366
Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$(297)		$(1)		$(298)
Translation of foreign currency statements	4	4	(1)	(1)	3	3
Balance September 30	(293)		(2)		(295)
Additional Liability for Pension and Postretirement Benefits
Balance January 1	(368)		—		(368)
Additional Liability for Pension and Postretirement Benefits, net of tax	11	11	—	—	11	11
Balance September 30	(357)		—		(357)
Balance September 30	$(650)		$(2)		$(652)
Other Comprehensive Income (Loss)		15		(1)		14
Comprehensive Income		$333		$47		$380

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of comprehensive income.

TENNECO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2017	December 31, 2016
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$277	$347
Restricted cash	2	2
Receivables —
Customer notes and accounts, net	1,451	1,272
Other	24	22
Inventories —
Finished goods	335	284
Work in process	289	245
Raw materials	184	137
Materials and supplies	74	64
Prepayments and other	325	229
Total current assets	2,961	2,602
Other assets:
Long-term receivables, net	9	9
Goodwill	59	57
Intangibles, net	17	19
Deferred income taxes	225	199
Other	123	103
	433	387
Plant, property, and equipment, at cost	3,967	3,548
Less — Accumulated depreciation and amortization	(2,426)	(2,191)
	1,541	1,357
Total Assets	$4,935	$4,346
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)	$108	$90
Accounts payable	1,601	1,501
Accrued taxes	46	39
Accrued interest	10	15
Accrued liabilities	327	285
Other	140	43
Total current liabilities	2,232	1,973
Long-term debt	1,573	1,294
Deferred income taxes	6	7
Postretirement benefits	248	273
Deferred credits and other liabilities	158	139
Commitments and contingencies
Total liabilities	4,217	3,686
Redeemable noncontrolling interests	32	40
Tenneco Inc. Shareholders’ equity:
Common stock	1	1
Premium on common stock and other capital surplus	3,109	3,098
Accumulated other comprehensive loss	(570)	(665)
Retained earnings (accumulated deficit)	(1,001)	(1,100)
	1,539	1,334
Less — Shares held as treasury stock, at cost	892	761
Total Tenneco Inc. shareholders’ equity	647	573
Noncontrolling interests	39	47
Total equity	686	620
Total liabilities, redeemable noncontrolling interests and equity	$4,935	$4,346
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
	(Millions)

Operating Activities
Net income	$99	$196	$187	$366
Adjustments to reconcile net income to cash provided by operating activities —
Depreciation and amortization of other intangibles	58	53	165	159
Deferred income taxes	(1)	(86)	(1)	(74)
Stock-based compensation	1	3	12	13
Loss on sale of assets	1	1	2	2
Changes in components of working capital —
(Increase) decrease in receivables	41	(10)	(135)	(189)
(Increase) decrease in inventories	(56)	(12)	(116)	(61)
(Increase) decrease in prepayments and other current assets	(8)	(34)	(76)	(69)
Increase (decrease) in payables	(29)	(5)	57	59
Increase (decrease) in accrued taxes	16	—	(22)	9
Increase (decrease) in accrued interest	(3)	9	(5)	9
Increase (decrease) in other current liabilities	(51)	10	101	(7)
Changes in long-term assets	(10)	1	(10)	5
Changes in long-term liabilities	(6)	11	1	13
Other	1	(7)	3	(2)
Net cash provided by operating activities	53	130	163	233
Investing Activities
Proceeds from sale of assets	—	1	6	4
Proceeds from sale of equity interest	—	—	9	—
Cash payments for plant, property, and equipment	(90)	(74)	(283)	(213)
Cash payments for software related intangible assets	(5)	(6)	(17)	(15)
Changes in restricted cash	—	1	—	(1)
Other	(1)	—	(5)	—
Net cash used by investing activities	(96)	(78)	(290)	(225)
Financing Activities
Issuance (repurchase) of common shares	1	5	(2)	7
Cash dividends	(14)	—	(40)	—
Retirement of long-term debt - net	(1)	(179)	(9)	(527)
Issuance of long-term debt - net	—	2	136	508
Debt issuance cost of long-term debt	—	—	(8)	(8)
Purchase of common stock under the share repurchase program	(71)	(89)	(131)	(146)
Net increase (decrease) in bank overdrafts	(3)	(1)	(12)	4
Net increase in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivable	84	198	144	223
Net increase in short-term borrowings secured by accounts receivable	—	50	20	20
Distributions to noncontrolling interest partners	(12)	(28)	(45)	(55)
Net cash provided (used) by financing activities	(16)	(42)	53	26
Effect of foreign exchange rate changes on cash and cash equivalents	3	3	4	3
Increase (decrease) in cash and cash equivalents	(56)	13	(70)	37
Cash and cash equivalents, July 1 and January 1, respectively	333	311	347	287
Cash and cash equivalents, September 30 (Note)	$277	$324	$277	$324
Supplemental Cash Flow Information
Cash paid during the period for interest (net of interest capitalized)	$23	$14	$61	$62
Cash paid during the period for income taxes (net of refunds)	31	30	74	88
Non-cash Investing and Financing Activities
Period end balance of trade payables for plant, property, and equipment	$53	$51	$53	$51
Note: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of cash flows.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Nine Months Ended September 30,
	2017		2016
	Shares	Amount	Shares	Amount
	(Millions Except Share Amounts)
Tenneco Inc. Shareholders:
Common Stock
Balance January 1	65,891,930	$1	65,067,132	$1
Issued pursuant to benefit plans	35,843	—	313,332	—
Restricted shares forfeited	(126,682)	—	—	—
Stock options exercised	208,818	—	383,981	—
Balance September 30	66,009,909	1	65,764,445	1
Premium on Common Stock and Other Capital Surplus
Balance January 1		3,098		3,081
Premium on common stock issued pursuant to benefit plans		11		10
Balance September 30		3,109		3,091
Accumulated Other Comprehensive Loss
Balance January 1		(665)		(665)
Other comprehensive income		95		15
Balance September 30		(570)		(650)
Retained Earnings (Accumulated Deficit)
Balance January 1		(1,100)		(1,456)
Net income attributable to Tenneco Inc.		139		318
Cash dividends declared		(40)		—
Balance September 30		(1,001)		(1,138)
Less — Common Stock Held as Treasury Stock, at Cost
Balance January 1	11,655,938	761	7,473,325	536
Purchase of common stock through stock repurchase program	2,310,443	131	2,783,064	146
Balance September 30	13,966,381	892	10,256,389	682
Total Tenneco Inc. shareholders’ equity		$647		$622
Noncontrolling Interests:
Balance January 1		$47		$39
Net income		21		20
Other comprehensive income		2		—
Dividends declared		(31)		(22)
Balance September 30		$39		$37
Total equity		$686		$659
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of changes in shareholders’ equity.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Consolidation and Presentation
As you read the accompanying financial statements you should also read our amended Annual Report on Form 10-K/A for the year ended December 31, 2016.
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
Revision of Previously Issued Financial Statements
For the periods from April 1, 2013 through March 31, 2017, we identified in the second quarter of 2017 that approximately $34 million in lump sum payments from our suppliers were incorrectly recorded upon receipt as a reduction to cost of sales. The errors resulted from the intentional mischaracterization by certain purchasing and accounting personnel at the Company’s China subsidiaries of the nature of the accounting transactions related to the payments received from suppliers. These payments should have been deferred and amortized over the life of the underlying supplier agreements. The deferred amount related to these payments was $25 million at September 30, 2017 and recorded within deferred credit and other liabilities. In addition, we identified in the second quarter of 2017 an unrelated error of approximately $7 million of substrate liabilities that should have been accrued during the periods from January 1, 2016 through March 31, 2017, understating cost of sales in each of these periods. We evaluated the impact of these items on prior periods under the guidance of SEC Staff Accounting Bulletin (SAB) No. 99, “Materiality” and determined that the amounts were not material to previously issued financial statements. As a result, we will revise for interim periods in future filings, for certain amounts in the consolidated financial statements in order to correct these errors. See Note 14 in our notes to condensed consolidated financial statements located in Part I Item 1 of this Form 10-Q.
Prepayments and Other
Prepayments and other included $133 million and $97 million at September 30, 2017 and December 31, 2016, respectively, for in-process tools and dies that we are building for our original equipment customers.
Accounts Payable
Accounts payable included $109 million and $99 million at September 30, 2017 and December 31, 2016, respectively, for accrued compensation and $14 million and $26 million at September 30, 2017 and December 31, 2016, respectively, for bank overdrafts at our European subsidiaries.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

Redeemable Noncontrolling Interests
The following is a rollforward of activities in our redeemable noncontrolling interests for the nine months ended September 30, 2017 and 2016, respectively:

	Nine Months Ended September 30,
	2017	2016
	(Millions)
Balance January 1	$40	$41
Net income attributable to redeemable noncontrolling interests	27	27
Other comprehensive loss	2	(1)
Dividends declared	(37)	(35)
Balance September 30	$32	$32

(2)	Financial Instruments
The net carrying and estimated fair values of our financial instruments by class at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017		December 31, 2016
	Net Carrying Amount	Fair Value	Net Carrying Amount	Fair Value
	(Millions)
Long-term debt (including current maturities)	$1,575	$1,612	$1,297	$1,311
Equity swap agreement and foreign currency forward contracts:
Asset derivative contracts (a)	6	6	—	—

(a) All derivatives are categorized within Level 2 of the fair value hierarchy.
Asset and Liability Instruments — The fair value of cash and cash equivalents, short and long-term receivables, accounts payable, and short-term debt was considered to be the same as or was not determined to be materially different from the carrying amount.
Long-term Debt — The fair value of our public fixed rate senior notes is based on quoted market prices (level 1). The fair value of our private borrowings under our senior credit facility and other long-term debt instruments is based on the market value of debt with similar maturities, interest rates and risk characteristics (level 2). The fair value of our level 1 debt, as classified in the fair value hierarchy, was $749 million and $725 million at September 30, 2017 and December 31, 2016, respectively. We have classified $849 million and $571 million as level 2 in the fair value hierarchy at September 30, 2017 and December 31, 2016, respectively, since we utilize valuation inputs that are observable both directly and indirectly. We classified the remaining $14 million and $15 million, consisting of foreign subsidiary debt, as level 3 in the fair value hierarchy at September 30, 2017 and December 31, 2016, respectively.
The fair value hierarchy definition prioritizes the inputs used in measuring fair value into the following levels:

Level 1	—	Quoted prices in active markets for identical assets or liabilities.

Level 2	—	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

Level 3	—	Unobservable inputs based on our own assumptions.
Foreign Exchange Forward Contracts — We use derivative financial instruments, principally foreign currency forward purchase and sales contracts with terms of less than one year, to hedge our exposure to changes in foreign currency exchange rates. Our primary exposure to changes in foreign currency rates results from intercompany loans made between affiliates to minimize the need for borrowings from third parties. Additionally, we enter into foreign currency forward purchase and sale contracts to mitigate our exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables. We manage counter-party credit risk by entering into derivative financial instruments with major financial institutions

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

that can be expected to fully perform under the terms of such agreements. We do not enter into derivative financial instruments for speculative purposes. The fair value of our foreign currency forward contracts is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. We record the change in fair value of these foreign exchange forward contracts as part of currency gains (losses) within cost of sales in the consolidated statements of income. The fair value of foreign exchange forward contracts are recorded in prepayments and other current assets or other current liabilities in the consolidated balance sheet. The fair value of our foreign currency forward contracts was a net asset position of less than $1 million at September 30, 2017 and a net liability position of less than $1 million at December 31, 2016, respectively.
The following table summarizes by major currency the notional amounts for foreign currency forward purchase and sale contracts as of September 30, 2017 (all of which mature in 2017):

		Notional Amount in Foreign Currency
		(Millions)
British pounds	—Purchase	10
Canadian dollars	—Sell	(2)
European euro	—Sell	(4)
U.S. dollars	—Purchase	7
	—Sell	(14)
Cash-settled Share Swap Transactions — In the second quarter of 2017, we entered into an equity swap agreement with a financial institution. We selectively use cash-settled share swaps to reduce market risk associated with our deferred liabilities. These equity compensation liabilities increase as our stock price increases and decrease as our stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing us to fix a portion of the liabilities at a stated amount. As of September 30, 2017, we had hedged our deferred liability related to approximately 250,000 common share equivalents. The fair value of the equity swap agreement is recorded in other current assets in the consolidated balance sheet. The fair value of our equity swap agreement was a net asset position of $5 million at September 30, 2017.
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
We have two performance guarantee agreements in the U.K. between Tenneco Management (Europe) Limited (“TMEL”) and the two Walker Group Retirement Plans, the Walker Group Employee Benefit Plan and the Walker Group Executive Retirement Benefit Plan (the “Walker Plans”), whereby TMEL will guarantee the payment of all current and future pension contributions in the event of a payment default by the sponsoring or participating employers of the Walker Plans. The Walker Plans are comprised of employees from Tenneco Walker (U.K.) Limited and Futaba (U.K.) Limited, formerly our Futaba-Tenneco (U.K.) joint venture. Employer contributions are funded by Tenneco Walker (U.K.) Limited, as the sponsoring employer, and were also funded by Futaba (U.K.) Limited prior to its ceasing, on April 28, 2017, to be an entity in which Tenneco has an equity interest. The performance guarantee agreements are expected to remain in effect until all pension obligations for the Walker Plans’ sponsoring and participating employers have been satisfied. We did not record an additional liability for this performance guarantee since Tenneco Walker (U.K.) Limited, as the sponsoring employer of the Walker Plans, already recognizes 100 percent of the pension obligation calculated based on U.S. GAAP, for all of the Walker Plans’ participating employers on its balance sheet, which was $12 million and $19 million at September 30, 2017 and December 31, 2016, respectively. At September 30, 2017, all pension contributions under the Walker Plans were current for all of the Walker Plans’ sponsoring and participating employers.
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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

connection with the closing of that transaction, this indemnity agreement was terminated and accordingly Futaba no longer has any reimbursement obligations thereunder.
We have issued guarantees through letters of credit in connection with some obligations of our affiliates. As of September 30, 2017, we have guaranteed $32 million in letters of credit to support some of our subsidiaries’ insurance arrangements, foreign employee benefit programs, environmental remediation activities and cash management and capital requirements.
Financial Instruments — In certain instances, several of our Chinese subsidiaries receive payment from customers through the receipt of financial instruments on the date the customer payments are due. Several of our Chinese subsidiaries also satisfy vendor payments through the delivery of financial instruments on the date the payments are due. Financial instruments issued to satisfy vendor payables and not redeemed totaled $8 million and $12 million at September 30, 2017 and December 31, 2016, respectively, and were classified as notes payable. Financial instruments received from original equipment (OE) customers and not redeemed totaled $3 million and $5 million at September 30, 2017 and December 31, 2016, respectively. We classify financial instruments received from our customers as other current assets if issued by a financial institution of our customers or as customer notes and accounts, net if issued by our customer. We classified $3 million and $5 million in other current assets at September 30, 2017 and December 31, 2016, respectively.
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
Restricted Cash — Some of our Chinese subsidiaries that issue their own financial instruments to pay vendors are required to maintain a cash balance if they exceed credit limits with the financial institution that guarantees the financial instruments. A restricted cash balance was required at those Chinese subsidiaries for $1 million and $2 million at September 30, 2017 and December 31, 2016, respectively.
One of our subsidiaries in Brazil is required by law to maintain a cash deposit with a financial institution to guarantee the maximum estimated loss related to a tax audit until a settlement is reached. The cash deposit required was $1 million which has been classified as restricted cash on the Tenneco Inc. consolidated balance sheet at September 30, 2017.

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
As of September 30, 2017, the senior credit facility provides us with a total revolving credit facility of $1,600 million and had a $395 million balance outstanding under the term loan A facility, both of which will mature on May 12, 2022. Net carrying amount for the balance outstanding under the term loan A facility including a $2 million debt issuance cost was $393 million as

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

of September 30, 2017. Funds may be borrowed, repaid and re-borrowed under the revolving credit facility without premium or penalty (subject to any customary LIBOR breakage fees). The revolving credit facility is reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. Outstanding letters of credit reduce our availability to borrow revolving loans under the facility. We are required to make quarterly principal payments under the term loan A facility of $5 million through June 30, 2019, $7.5 million beginning September 30, 2019 through June 30, 2020, $10 million beginning September 30, 2020 through March 31, 2022 and a final payment of $260 million is due on May 12, 2022. We have excluded the required payments, within the next twelve months, under the term loan A facility totaling $20 million from current liabilities as of September 30, 2017, because we have the intent and ability to refinance the obligations on a long-term basis by using our revolving credit facility.
We recorded $1 million of pre-tax interest charges in May 2017 related to amendment and restatement of the senior credit facility and the write off of deferred debt issuance costs related to the senior credit facility.
The financial ratios required under the senior credit facility, and the actual ratios we achieved for the first three quarters of 2017, are as follows:

	Quarter Ended
	September 30, 2017		June 30, 2017		March 31, 2017
	Required	Actual	Required	Actual	Required	Actual
Leverage Ratio (maximum)	3.50	2.15	3.50	1.97	3.50	1.62
Interest Coverage Ratio (minimum)	2.75	11.48	2.75	12.44	2.75	15.38
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
At September 30, 2017, of the $1,600 million available under the revolving credit facility, we had unused borrowing capacity of $1,147 million with $453 million in outstanding borrowings and no outstanding letters of credit. As of September 30, 2017, our outstanding debt also included (i) $395 million of a term loan which consisted of a $393 million net carrying amount including a $2 million debt issuance cost related to our term loan A facility which is subject to quarterly principal payments as described above through May 12, 2022, (ii) $225 million of notes which consisted of a $222 million net carrying amount including a $3 million debt issuance cost related to our 5 3/8 percent senior notes due December 15, 2024, (iii) $500 million of notes which consisted of a $492 million net carrying amount including a $8 million debt issuance cost related to our 5 percent senior notes due July 15, 2026, and (iv) $121 million of other debt.

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
We reported income tax expense of $16 million and income tax benefit of $70 million in the three month periods ended September 30, 2017 and 2016, respectively. The tax expense recorded in the third quarter of 2017 included a net tax benefit of $12 million primarily relating to valuation allowance releases. The tax benefit recorded in the third quarter of 2016 included a net tax benefit of $105 million primarily relating to recognizing a U.S. tax benefit for foreign taxes. During the third quarter of 2016, we completed a detailed analysis of our ability to recognize and utilize foreign tax credits within the carryforward period. As a result, we amended our U.S. federal tax returns for years 2006 to 2012 to claim foreign tax credits in lieu of deducting foreign taxes paid. The U.S. foreign tax credit law provides for a credit against U.S. taxes otherwise payable for foreign taxes paid with regards to dividends, interest and royalties paid to us in the U.S.
We reported income tax expense of $41 million and $3 million in the nine month periods ended September 30, 2017 and 2016, respectively. The tax expense recorded in the first nine months of 2017 included a net tax benefit of $12 million primarily relating to valuation allowance releases. In addition, the tax expense included a $50 million reduction related to an antitrust settlement accrual. The tax expense recorded in the first nine months of 2016 included a net tax benefit of $106 million primarily relating to recognizing a U.S. tax benefit for foreign taxes as described above.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

We believe it is reasonably possible that up to $5 million in unrecognized tax benefits related to the expiration of foreign statute of limitations and the conclusion of income tax examinations may be recognized within the next twelve months.

(5)	Accounts Receivable Securitization
We securitize some of our accounts receivable on a limited recourse basis in the U.S. and Europe. As servicer under these accounts receivable securitization programs, we are responsible for performing all accounts receivable administration functions for these securitized financial assets including collections and processing of customer invoice adjustments. In the U.S., we have an accounts receivable securitization program with three commercial banks comprised of a first priority facility and a second priority facility. We securitize original equipment and aftermarket receivables on a daily basis under the bank program. In April 2017, the U.S. program was amended and extended to April 30, 2019. The first priority facility now provides financing of up to $155 million and the second priority facility, which is subordinated to the first priority facility, now provides up to an additional $25 million of financing. Both facilities monetize accounts receivable generated in the U.S. and Canada that meet certain eligibility requirements, and the second priority facility also monetizes certain accounts receivable generated in the U.S. and Canada that would otherwise be ineligible under the first priority securitization facility. The amount of outstanding third-party investments in our securitized accounts receivable under the U.S. program was $50 million and $30 million at September 30, 2017 and December 31, 2016, respectively.
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
We also securitize receivables in our European operations with regional banks in Europe. The arrangements to securitize receivables in Europe are provided under six separate facilities provided by various financial institutions in each of the foreign jurisdictions. The commitments for these arrangements are generally for one year, but some may be canceled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon notification. The amount of outstanding third-party investments in our securitized accounts receivable in Europe was $212 million and $160 million at September 30, 2017 and December 31, 2016, respectively.
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
In our U.S. accounts receivable securitization program, we transfer a partial interest in a pool of receivables and the interest that we retain is subordinate to the transferred interest. Accordingly, we account for our U.S. securitization program as a secured borrowing. In our European programs, we transfer accounts receivables in their entirety to the acquiring entities and satisfy all of the conditions established under ASC Topic 860, “Transfers and Servicing,” to report the transfer of financial assets in their entirety as a sale. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under our European securitization programs approximates the fair value of such receivables. We recognized $1 million interest expense in each of the three month periods ended September 30, 2017 and 2016, and $3 million and $2 million in the nine month periods ended September 30, 2017 and 2016, respectively, relating to our U.S. securitization program. In addition, we recognized a loss of $2 million in each of the three month periods ended September 30, 2017 and 2016, and $4 million in each of the nine months periods ended September 30, 2017 and 2016, on the sale of trade accounts receivable in our European accounts receivable securitization programs, representing the discount from book values at which these receivables were sold to our banks. The discount rate varies based on funding costs incurred by our banks, which averaged approximately one percent and two percent during the first nine months of 2017 and 2016, respectively.

(6)	Restructuring and Other Charges
Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. For the full year 2016, we incurred $36 million in restructuring and related costs including asset write-downs of $6 million, primarily related to manufacturing footprint improvements in North America Ride Performance, headcount reduction and cost improvement initiatives in Europe and China Clean Air, South America and Australia, of which $17 million was recorded in

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

cost of sales, $12 million in SG&A, $1 million in engineering expense, $2 million in other expense and $4 million in depreciation and amortization expense. In the third quarter of 2017, we incurred $20 million in restructuring and related costs including asset write-downs of $1 million, primarily related to closing an OE Clean Air manufacturing plant and downsizing Ride Performance operations in Australia and cost improvement initiatives, of which $8 million was recorded in cost of sales, $11 million in SG&A and $1 million in depreciation and amortization expense. In the third quarter of 2016, we incurred $7 million in restructuring and related costs, primarily related to manufacturing footprint improvements in North America Ride Performance as well as headcount reduction and cost improvement initiatives in Europe and China Clean Air, of which $3 million was recorded in cost of sales and $4 million in SG&A. In the first nine months of 2017, we incurred $52 million in restructuring and related costs including asset write-downs of $3 million, primarily related to closing a Clean Air Belgian JIT plant in response to the end of production on a customer platform, closing an OE Clean Air manufacturing plant and downsizing Ride Performance operations in Australia and cost improvement initiatives, of which $31 million was recorded in cost of sales, $18 million in SG&A, and $3 million in depreciation and amortization expense. In the first nine months of 2016, we incurred $26 million in restructuring and related costs including asset write-downs of $5 million primarily related to manufacturing footprint improvements in North America Ride Performance as well as headcount reduction and cost improvement initiatives in Europe and China Clean Air and South America, of which $9 million was recorded in cost of sales, $12 million in SG&A, $2 million in other expense and $3 million in depreciation and amortization expense.
Amounts related to activities that are part of our restructuring reserves are as follows:

	December 31, 2016 Restructuring Reserve	2017 Expenses	2017 Cash Payments	Impact of Exchange Rates	September 30, 2017 Restructuring Reserve
	(Millions)
Employee Severance, Termination Benefits and Other Related Costs	$15	38	(18)	2	$37
On June 29, 2017, our Board of Directors approved a restructuring initiative to close our Clean Air manufacturing plant in O'Sullivan Beach, Australia when General Motors and Toyota end vehicle production in the country, which occurred in October 2017. All such restructuring activities related to this initiative are expected to be completed by the first quarter 2018. We recorded total charges related to this initiative of $9 million in the third quarter of 2017 including asset write-downs of $1 million and $21 million in the first nine months of 2017 including asset write-downs of $2 million. The charges included severance payments to employees, the cost of decommissioning equipment, a lease termination payment and other costs associated with this action.
Under the terms of our amended and restated senior credit agreement that took effect on May 12, 2017, we are allowed to exclude, at our discretion, (i) up to $35 million in 2017 and $25 million each year thereafter of cash restructuring charges and related expenses, with the ability to carry forward any amount not used in one year to the next following year, and (ii) up to $150 million in the aggregate of all costs, expenses, fees, fines, penalties, judgments, legal settlements and other amounts associated with any restructuring, litigation, claim, proceeding or investigation related to or undertaken by us or any of our subsidiaries, together with any related provision for taxes, incurred for any quarterly period ending after May 12, 2017 in the calculation of the financial covenant ratios required under our senior credit facility. As of September 30, 2017, we elected not to exclude any of the $181 million of allowable cash charges and related expenses recognized in the first nine months of 2017 for antitrust settlement and restructuring related costs against the $150 million aggregate limit available under the terms of the senior credit facility or the $35 million annual limit for 2017.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
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
Environmental Matters
We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense costs related to an existing condition caused by past operations that do not contribute to current or future revenue generation. As of September 30, 2017, we have the obligation to remediate or contribute towards the remediation of certain sites, including one Federal Superfund site. At September 30, 2017, our aggregated estimated share of environmental remediation costs for all these sites on a discounted basis was approximately $14 million, of which $2 million is recorded in other current liabilities and $12 million is recorded in deferred credits and other liabilities in our consolidated balance sheet. For those locations where the liability was discounted, the weighted average discount rate used was 2.3 percent. The undiscounted value of the estimated remediation costs was $17 million. Our expected payments of environmental remediation costs are estimated to be approximately $1 million in 2017, $1 million in each year beginning 2018 through 2021 and $12 million in aggregate thereafter.
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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

Certain other competition agencies are also investigating possible violations of antitrust laws relating to products supplied by our company. We have cooperated and continue to cooperate fully with all of these antitrust investigations, and take other actions to minimize our potential exposure.
Tenneco and certain of its competitors are also currently defendants in civil putative class action litigation in the United States and Canada. More related lawsuits may be filed, including in other jurisdictions. Plaintiffs in these cases generally allege that defendants have engaged in anticompetitive conduct, in violation of federal and state laws, relating to the sale of automotive exhaust systems or components thereof. Plaintiffs seek to recover, on behalf of themselves and various purported classes of purchasers, injunctive relief, damages and attorneys’ fees. However, as explained above, because we received conditional leniency from the DOJ, our civil liability in the U.S. follow-on actions is limited to single damages and we will not be jointly and severally liable with the other defendants, provided that we have satisfied our obligations under the DOJ leniency agreement and approval is granted by the presiding court. Typically, exposure for follow-on actions in Canada is less than exposure for U.S. follow-on actions.
Following the EC’s decision to administratively close its antitrust inquiry into exhaust systems in 2017, Tenneco’s receipt of conditional leniency from the DOJ in 2014 and discussions during the third quarter of 2017 following the appointment of a special settlement master in the civil putative class action cases pending against Tenneco and/or certain of its competitors in the U.S., Tenneco continues to vigorously defend itself and/or take actions to minimize its potential exposure to matters pertaining to the global antitrust investigation, including engaging in settlement discussions when it is in the best interests of the company and its stockholders. For example, in October 2017, Tenneco settled an administrative action brought by Brazil's competition authority for an amount that was not material. Based upon those earlier developments, including settlement discussions, Tenneco established a reserve of $132 million in its second quarter 2017 financial results for settlement costs that are probable, reasonably estimable, and currently expected to be necessary to resolve Tenneco’s antitrust matters globally, which primarily involves the resolution of civil suits and related claims. Of the $132 million reserve that was established, $45 million was paid in the third quarter of 2017 to resolve certain antitrust claims. While Tenneco continues to cooperate with certain competition agencies investigating possible violations of antitrust laws relating to products supplied by Tenneco, and the company may be subject to other civil lawsuits and/or related claims, no amount of this reserve is attributable to matters with the DOJ or the EC, and no such amount is expected based on current information. Rather, Tenneco expects to obtain final leniency from the DOJ in the near future.
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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

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
Below is a table that shows the activity in the warranty accrual accounts:

	Nine Months Ended September 30,
	2017	2016
	(Millions)
Beginning Balance January 1,	$20	$23
Accruals related to product warranties	13	6
Reductions for payments made	(8)	(10)
Ending Balance September 30,	$25	$19

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

(8)	Earnings Per Share
Earnings per share of common stock outstanding were computed as follows:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
	(Millions Except Share and Per Share Amounts)
Basic earnings per share —
Net income attributable to Tenneco Inc.	$83	$179	$139	$318
Weighted Average shares of common stock outstanding	52,508,078	55,679,969	53,265,149	56,511,838
Earnings per share of common stock	$1.57	$3.22	$2.61	$5.63
Diluted earnings per share —
Net income attributable to Tenneco Inc.	$83	$179	$139	$318
Weighted Average shares of common stock outstanding	52,508,078	55,679,969	53,265,149	56,511,838
Effect of dilutive securities:
Restricted stock	89,666	207,707	106,320	144,145
Stock options	89,912	278,033	130,395	302,464
Weighted Average shares of common stock outstanding including dilutive securities	52,687,656	56,165,709	53,501,864	56,958,447
Earnings per share of common stock	$1.57	$3.19	$2.60	$5.58

Options to purchase 834 and 171,580 shares of common stock were outstanding as of September 30, 2017 and 2016, respectively, but not included in the computation of diluted earnings per share respectively, because the options were anti-dilutive.

(9)	Common Stock
Equity Plans — We have granted a variety of awards, including common stock, restricted stock, restricted stock units, performance units, stock appreciation rights (“SARs”), and stock options to our directors, officers, and employees.
Accounting Methods — We recorded compensation expense (net of taxes) of less than $1 million in each of the three month periods ended September 30, 2017 and 2016, less than $1 million in compensation expense for the nine month period ended September 30, 2017 and $1 million for the nine month period ended September 30, 2016 related to nonqualified stock options as part of our selling, general and administrative expense. This had no impact on basic or diluted earnings per share for each of the three month periods ended September 30, 2017 and 2016 and a decrease of less than $0.01 and $0.01 in both basic and diluted earnings per share for the nine month periods ended September 30, 2017 and 2016.
For employees eligible to retire at grant date, we immediately expense stock options and restricted stock. If an employee becomes retiree eligible during the vesting period, we amortize the expense for stock options and restricted stock over a period starting at the grant date to the date an employee becomes retiree eligible.
As of September 30, 2017, there was no unrecognized compensation cost related to our stock option awards.
Compensation expense for restricted stock, restricted stock units, long-term performance units and SARs (net of taxes) was $2 million and $5 million for the three month periods ended September 30, 2017 and 2016, respectively, and $10 million and $14 million for the nine month periods ended September 30, 2017 and 2016, respectively, and was recorded in selling, general, and administrative expense in our condensed consolidated statements of income.
Cash received from stock option exercises for the nine month periods ended September 30, 2017 and 2016 was $7 million and $4 million, respectively.
Stock options exercised in the first nine months of 2017 and 2016 generated a tax benefit of $2 million and $1 million, respectively.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

Stock Options — The following table reflects the status and activity for all options to purchase common stock for the period indicated:

	Nine Months Ended September 30, 2017
	Shares Under Option	Weighted Avg. Exercise Prices	Weighted Avg. Remaining Life in Years	Aggregate Intrinsic Value
				(Millions)
Outstanding Stock Options
Outstanding, January 1, 2017	606,525	$38.54	2.6	$12
Canceled	(2,214)	56.23		—
Forfeited	(1,107)	56.23		—
Exercised	(164,863)	33.70		5
Outstanding, March 31, 2017	438,341	$40.22	2.6	$11
Forfeited	(278)	66.54		—
Exercised	(3,242)	45.42		—
Outstanding, June 30, 2017	434,821	$40.16	2.4	$8
Forfeited	(41,369)	19.53		—
Exercised	(50,125)	34.79		1
Outstanding, September 30, 2017	343,327	$43.44	2.4	$4

There have been no stock options granted since 2015. The total fair value of shares vested from options that were granted prior to 2015 was $2 million and $4 million for the periods ended September 30, 2017 and 2016, respectively.
Restricted Stock — The following table reflects the status for all nonvested restricted shares for the period indicated:

	Nine Months Ended September 30, 2017
	Shares	Weighted Avg. Grant Date Fair Value
Nonvested Restricted Shares
Nonvested balance at January 1, 2017	591,416	$44.63
Granted	182,543	68.04
Vested	(261,003)	50.95
Forfeited	(65,354)	53.12
Nonvested balance at March 31, 2017	447,602	$49.25
Granted	23,295	57.22
Vested	(15,336)	46.77
Forfeited	(6,271)	48.10
Nonvested balance at June 30, 2017	449,290	$49.79
Granted	2,001	55.80
Vested	(4,581)	55.52
Forfeited	(10,234)	44.82
Nonvested balance at September 30, 2017	436,476	$49.87
The fair value of restricted stock grants is usually equal to the average of the high and low trading price of our stock on the date of grant. As of September 30, 2017, approximately $10 million of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of approximately 1.9 years. The total fair value of restricted shares vested was $14 million and $9 million at September 30, 2017 and 2016, respectively.
Share Repurchase Program — In January 2015, our Board of Directors approved a share repurchase program, authorizing our company to repurchase up to $350 million of our outstanding common stock over a three year period. In October 2015, our Board of Directors expanded this share repurchase program, authorizing the repurchase of an additional $200 million of the

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

Company's outstanding common stock. In February 2017, our Board of Directors authorized the repurchase of up to $400 million of the Company's outstanding common stock over the next three years. This includes $112 million that remained authorized under earlier repurchase programs. The Company anticipates acquiring the shares through open market or privately negotiated transactions, which will be funded through cash from operations. The repurchase program does not obligate the Company to repurchase shares within any specific time or situations, and opportunities in higher priority areas could affect the cadence of this program. We repurchased 2.3 million shares for $131 million through this program in the nine months ended September 30, 2017. Since we announced the share repurchase program in January 2015, we have repurchased 10.7 million shares for $569 million through September 30, 2017.
Treasury stock shares including repurchased shares were 13,966,381 and 11,655,938 shares at September 30, 2017 and December 31, 2016, respectively.
Dividends — On February 1, 2017, Tenneco announced the reinstatement of a quarterly dividend program. We expect to pay a quarterly dividend of $0.25 per share on our common stock, representing a planned annual dividend of $1.00 per share. In March 2017, we paid an initial quarterly dividend of $0.25 per share, or $13 million. In June 2017, we paid a quarterly dividend of $0.25 per share, or $13 million. In September 2017, we paid a quarterly dividend of $0.25 per share, or $14 million. While we currently expect that comparable quarterly cash dividends will continue to be paid in the future, our dividend program and the payment of future cash dividends under the program are subject to continued capital availability, the judgment of our Board of Directors and our continued compliance with the provisions pertaining to the payment of dividends under our debt agreements.
Long-Term Performance Units, Restricted Stock Units and SARs — Long-term performance units, restricted stock units and SARs are paid in cash and recognized as a liability based upon their fair value. As of September 30, 2017, $19 million of total unrecognized compensation costs is expected to be recognized over a weighted-average period of approximately 1.9 years.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

(10)	Pension Plans, Postretirement and Other Employee Benefits
Net periodic pension costs and postretirement benefit costs consist of the following components:

	Three Months Ended September 30,
	Pension				Postretirement
	2017		2016		2017	2016
	US	Foreign	US	Foreign	US	US
	(Millions)
Service cost — benefits earned during the period	$1	$3	$1	$2	$—	$—
Interest cost	2	4	4	4	1	1
Expected return on plan assets	(4)	(4)	(6)	(5)	—	—
Net amortization:
Actuarial loss	1	1	2	1	2	2
Prior service cost (credit)	—	1	—	1	—	(1)
Net pension and postretirement costs	$—	$5	$1	$3	$3	$2

	Nine Months Ended September 30,
	Pension				Postretirement
	2017		2016		2017	2016
	US	Foreign	US	Foreign	US	US
	(Millions)
Service cost — benefits earned during the period	$1	$7	$1	$6	$—	$—
Interest cost	7	10	13	11	4	4
Expected return on plan assets	(11)	(19)	(18)	(15)	—	—
Settlement loss	6	—	—	—	—	—
Net amortization:
Actuarial loss	4	6	6	5	5	4
Prior service cost (credit)	—	1	—	1	(1)	(1)
Net pension and postretirement costs	$7	$5	$2	$8	$8	$7

For the nine months ended September 30, 2017, we made pension contributions of $12 million and $10 million for our domestic and foreign pension plans, respectively. Based on current actuarial estimates, we believe we will be required to contribute approximately $10 million for the remainder of 2017. Pension contributions beyond 2017 will be required, but those amounts will vary based upon many factors including, for example, the performance of our pension fund investments during 2017.
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
We made postretirement contributions of approximately $8 million during the first nine months of 2017. Based on current actuarial estimates, we believe we will be required to contribute approximately $2 million for the remainder of 2017.
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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

Amounts recognized for pension and postretirement benefits in other comprehensive income for the three and nine months ended September 30, 2017 and 2016 include the following components:

	Three Months Ended September 30,
	2017			2016
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before- Tax Amount	Tax Benefit	Net-of-Tax Amount
	(Millions)
Defined benefit pension and postretirement plans:
Amortization of prior service cost included in net periodic pension and postretirement cost	$1	$—	$1	$—	$—	$—
Amortization of actuarial loss included in net periodic pension and postretirement cost	4	(2)	2	5	(1)	4
Other comprehensive income – pension benefits	$5	$(2)	$3	$5	$(1)	$4

	Nine Months Ended September 30,
	2017			2016
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before- Tax Amount	Tax Benefit	Net-of-Tax Amount
	(Millions)
Defined benefit pension and postretirement plans:
Amortization of actuarial loss included in net periodic pension and postretirement cost	$15	$(5)	$10	$15	$(4)	$11
Settlement charge	6	(2)	4	—	—	—
Other comprehensive income – pension benefits	$21	$(7)	$14	$15	$(4)	$11

(11)	New Accounting Pronouncements
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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In March 2016, the FASB issued Accounting Standard Update 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, as part of its initiative to reduce complexity in accounting standards. The areas for simplification in this update involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, the standard is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We adopted this standard for the first quarter of 2017. The impact of the adoption resulted in the following:

•
We recorded a tax benefit of $2 million within income tax expense for the nine months ended September 30, 2017 related to the excess tax benefit on share-based awards. Prior to adoption, this amount would have been recorded as an addition of additional paid-in capital.

•
We no longer reclassify the excess tax benefit from operating activities to financing activities in the statement of cash flows. Cash payments made to the taxing authorities on employees' behalf for withheld shares are presented as financing activities. Tenneco elected to apply this change in presentation retrospectively and thus prior periods have been adjusted.

•
We excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the quarter ended September 30, 2017. The impact was not material.

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
We have established a cross-functional coordinated team to implement the guidance related to the recognition of revenue from contracts with customers. We are in the process of assessing our customer contracts, identifying contractual provisions that may result in a change in the timing or the amount of revenue recognized in comparison with current guidance, as well as assessing the enhanced disclosure requirements of the new guidance. Under current guidance, we generally recognize revenue when products are shipped and risk of loss has transferred to the customer. Under the new requirements, the customized nature of some of our products combined with contractual provisions that provide us with an enforceable right to payment will require us to recognize revenue over time during production. Our findings to date indicate only a small number of our customers provide an enforceable right to payment and therefore would be recognized over time. We evaluated how the new guidance may affect our accounting for contractually guaranteed reimbursements related to customer tooling, engineering services and pre-production costs. Under the current applicable guidance, these customer reimbursements are recorded as cost recovery offsets; whereas under the new standard these guaranteed recoveries may represent consideration from contracts with customers and be recorded as revenues. Our findings to date indicate these reimbursements are outside the scope of the new accounting standard and thus accounting for such reimbursements is not expected to be impacted. In addition, we are assessing pricing provisions contained in certain of our customer contracts. Certain price adjustments if they are determined to represent an option to purchase additional product at a reduced price could grant a material right to the customer and require a deferral of revenue. While Tenneco pricing provisions contained in customer contracts are generally reflective of market conditions and customary industry pricing practices, some may provide the customer with a material right. Based on our evaluation to date, no pricing provisions have been considered to represent a material right.

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

The following table summarizes certain Tenneco Inc. segment information:

	Clean Air Division			Ride Performance Division
	North America	Europe & South America	Asia Pacific	North America	Europe & South America	Asia Pacific	Other	Reclass & Elims	Total
	(Millions)
At September 30, 2017 and for the Three Months Ended September 30, 2017
Revenues from external customers	$723	$536	$313	$304	$279	$119	$—	$—	$2,274
Intersegment revenues	5	7	—	2	6	16	—	(36)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	46	25	36	29	6	11	(19)	—	134
Total assets	1,504	882	751	761	590	388	—	59	4,935
At September 30, 2016 and for the Three Months Ended September 30, 2016
Revenues from external customers	716	474	270	306	229	101	—	—	2,096
Intersegment revenues	4	24	1	2	6	12	—	(49)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	42	29	39	37	8	17	(22)	—	150
Total assets	1,390	810	625	727	478	333	—	47	4,410
At September 30, 2017 and for the Nine Months Ended September 30, 2017
Revenues from external customers	$2,341	$1,620	$861	$945	$786	$330	$—	$—	$6,883
Intersegment revenues	13	38	3	8	23	44	—	(129)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	153	79	91	100	19	45	(205)	—	282
Total assets	1,504	882	751	761	590	388	—	59	4,935
At September 30, 2016 and for the Nine Months Ended September 30, 2016
Revenues from external customers	2,252	1,462	813	952	689	276	—	—	6,444
Intersegment revenues	9	71	2	6	21	37	—	(146)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	168	72	110	127	12	43	(87)	—	445
Total assets	1,390	810	625	727	478	333	—	47	4,410

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30, 2017
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$917	$1,357	$—	$—	$2,274
Affiliated companies	128	143	—	(271)	—
	1,045	1,500	—	(271)	2,274
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	889	1,295	—	(271)	1,913
Engineering, research, and development	17	23	—	—	40
Selling, general, and administrative	51	77	—	—	128
Depreciation and amortization of other intangibles	23	35	—	—	58
	980	1,430	—	(271)	2,139
Other income (expense)
Loss on sale of receivables	(1)	(1)	—	—	(2)
Other income (expense)	(9)	10	—	—	1
	(10)	9	—	—	(1)
Earnings (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	55	79	—	—	134
Interest expense —
External (net of interest capitalized)	7	2	10	—	19
Affiliated companies (net of interest income)	(5)	3	2	—	—
Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	53	74	(12)	—	115
Income tax (benefit) expense	(5)	21	—	—	16
Equity in net income (loss) from affiliated companies	31	—	95	(126)	—
Net income (loss)	89	53	83	(126)	99
Less: Net income attributable to noncontrolling interests	—	16	—	—	16
Net income (loss) attributable to Tenneco Inc.	$89	$37	$83	$(126)	$83
Comprehensive income (loss) attributable to Tenneco Inc.	$89	$31	$114	$(120)	$114

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30, 2016
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$928	$1,168	$—	$—	$2,096
Affiliated companies	134	183	—	(317)	—
	1,062	1,351	—	(317)	2,096
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	904	1,156	—	(317)	1,743
Engineering, research, and development	20	21	—	—	41
Selling, general, and administrative	48	61	—	—	109
Depreciation and amortization of other intangibles	23	30	—	—	53
	995	1,268	—	(317)	1,946
Other income (expense)
Loss on sale of receivables	(1)	(1)	—	—	(2)
Other income (expense)	(7)	9	—	—	2
	(8)	8	—	—	—
Earnings (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	59	91	—	—	150
Interest expense —
External (net of interest capitalized)	(1)	1	24	—	24
Affiliated companies (net of interest income)	(3)	2	1	—	—
Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	63	88	(25)	—	126
Income tax expense	(108)	38	—	—	(70)
Equity in net income (loss) from affiliated companies	33	—	204	(237)	—
Net income (loss)	204	50	179	(237)	196
Less: Net income attributable to noncontrolling interests	—	17	—	—	17
Net income (loss) attributable to Tenneco Inc.	$204	$33	$179	$(237)	$179
Comprehensive income (loss) attributable to Tenneco Inc.	$204	$33	$184	$(237)	$184

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Nine Months Ended September 30, 2017
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$2,958	$3,925	$—	$—	$6,883
Affiliated companies	413	497	—	(910)	—
	3,371	4,422	—	(910)	6,883
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	2,871	3,829	—	(910)	5,790
Engineering, research, and development	56	59	—	—	115
Selling, general, and administrative	310	219	—	—	529
Depreciation and amortization of other intangibles	65	100	—	—	165
	3,302	4,207	—	(910)	6,599
Other income (expense)
Loss on sale of receivables	(2)	(2)	—	—	(4)
Other income (expense)	(9)	26	—	(15)	2
	(11)	24	—	(15)	(2)
Earnings (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	58	239	—	(15)	282
Interest expense —
External (net of interest capitalized)	10	4	40	—	54
Affiliated companies (net of interest income)	(12)	6	6	—	—
Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	60	229	(46)	(15)	228
Income tax expense	6	35	—	—	41
Equity in net income (loss) from affiliated companies	119	—	185	(304)	—
Net income (loss)	173	194	139	(319)	187
Less: Net income attributable to noncontrolling interests	—	48	—	—	48
Net income attributable to Tenneco Inc.	$173	$146	$139	$(319)	$139
Comprehensive income (loss) attributable to Tenneco Inc.	$173	$140	$234	$(313)	$234

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Nine Months Ended September 30, 2016
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$2,929	$3,515	$—	$—	$6,444
Affiliated companies	389	569	—	(958)	—
	3,318	4,084	—	(958)	6,444
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	2,800	3,487	—	(958)	5,329
Engineering, research, and development	59	58	—	—	117
Selling, general, and administrative	174	215	1	—	390
Depreciation and amortization of other intangibles	65	94	—	—	159
	3,098	3,854	1	(958)	5,995
Other income (expense)
Loss on sale of receivables	(2)	(2)	—	—	(4)
Other income (expense)	(6)	21	—	(15)	—
	(8)	19	—	(15)	(4)
Earnings (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	212	249	(1)	(15)	445
Interest expense —
External (net of interest capitalized)	(1)	3	74	—	76
Affiliated companies (net of interest income)	(9)	6	3	—	—
Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	222	240	(78)	(15)	369
Income tax expense	(71)	74	—	—	3
Equity in net income (loss) from affiliated companies	118	—	396	(514)	—
Net income (loss)	411	166	318	(529)	366
Less: Net income attributable to noncontrolling interests	—	48	—	—	48
Net income (loss) attributable to Tenneco Inc.	$411	$118	$318	$(529)	$318
Comprehensive income (loss) attributable to Tenneco Inc.	$411	$118	$333	$(529)	$333

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

BALANCE SHEET

	September 30, 2017
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$4	$273	$—	$—	$277
Restricted cash	—	2	—	—	2
Receivables, net	619	1,578	—	(722)	1,475
Inventories	394	488	—	—	882
Prepayments and other	104	221	—	—	325
Total current assets	1,121	2,562	—	(722)	2,961
Other assets:
Investment in affiliated companies	1,256	—	1,517	(2,773)	—
Notes and advances receivable from affiliates	968	18,572	4,010	(23,550)	—
Long-term receivables, net	8	1	—	—	9
Goodwill	22	37	—	—	59
Intangibles, net	6	11	—	—	17
Deferred income taxes	101	36	88	—	225
Other	62	61	—	—	123
	2,423	18,718	5,615	(26,323)	433
Plant, property, and equipment, at cost	1,463	2,504	—	—	3,967
Less — Accumulated depreciation and amortization	(937)	(1,489)	—	—	(2,426)
	526	1,015	—	—	1,541
Total assets	$4,070	$22,295	$5,615	$(27,045)	$4,935
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)
Short-term debt — non-affiliated	$—	$93	$15	$—	$108
Short-term debt — affiliated	398	151	—	(549)	—
Accounts payable	594	1,098	—	(91)	1,601
Accrued taxes	45	1	—	—	46
Other	224	326	9	(82)	477
Total current liabilities	1,261	1,669	24	(722)	2,232
Long-term debt — non-affiliated	846	13	714	—	1,573
Long-term debt — affiliated	706	18,614	4,230	(23,550)	—
Deferred income taxes	—	6	—	—	6
Postretirement benefits and other liabilities	275	131	—	—	406
Commitments and contingencies
Total liabilities	3,088	20,433	4,968	(24,272)	4,217
Redeemable noncontrolling interests	—	32	—	—	32
Tenneco Inc. shareholders’ equity	982	1,791	647	(2,773)	647
Noncontrolling interests	—	39	—	—	39
Total equity	982	1,830	647	(2,773)	686
Total liabilities, redeemable noncontrolling interests and equity	$4,070	$22,295	$5,615	$(27,045)	$4,935

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Three Months Ended September 30, 2017
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$39	$26	$(8)	$(4)	$53
Investing Activities
Cash payments for plant, property, and equipment	(29)	(61)	—	—	(90)
Cash payments for software related intangible assets	(4)	(1)	—	—	(5)
Other	(1)	—	—	—	(1)
Net cash used by investing activities	(34)	(62)	—	—	(96)
Financing Activities
Issuance of common shares	—	—	1	—	1
Cash dividends	—	—	(14)	—	(14)
Retirement of long-term debt - net	—	(1)	—	—	(1)
Purchase of common stock under the share repurchase program	—	—	(71)	—	(71)
Net increase in bank overdrafts	—	(3)	—	—	(3)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt	82	2	—	—	84
Intercompany dividend payments and net increase (decrease) in intercompany obligations	(87)	(9)	92	4	—
Distributions to noncontrolling interest partners	—	(12)	—	—	(12)
Net cash provided (used) by financing activities	(5)	(23)	8	4	(16)
Effect of foreign exchange rate changes on cash and cash equivalents	—	3	—	—	3
Decrease in cash and cash equivalents	—	(56)	—	—	(56)
Cash and cash equivalents, July 1	4	329	—	—	333
Cash and cash equivalents, September 30 (Note)	$4	$273	$—	$—	$277

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Three Months Ended September 30, 2016
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$170	$(17)	$(19)	$(4)	$130
Investing Activities
Proceeds from sale of assets	1	—	—	—	1
Cash payments for plant, property, and equipment	(29)	(45)	—	—	(74)
Cash payments for software related intangible assets	(6)	—	—	—	(6)
Changes in restricted cash	—	1	—	—	1
Net cash used by investing activities	(34)	(44)	—	—	(78)
Financing Activities
Issuance of common shares	—	—	5	—	5
Retirement of long-term debt - net	—	—	(179)	—	(179)
Issuance of long-term debt - net	—	2	—	—	2
Purchase of common stock under the share repurchase program	—	—	(89)	—	(89)
Net decrease in bank overdrafts	—	(1)	—	—	(1)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivables	—	46	152	—	198
Net decrease in short-term borrowings secured by accounts receivable	—	—	50	—	50
Intercompany dividend payments and net increase (decrease) in intercompany obligations	(137)	54	79	4	—
Distributions to noncontrolling interest partners	—	(28)	—	—	(28)
Net cash provided (used) by financing activities	(137)	73	18	4	(42)
Effect of foreign exchange rate changes on cash and cash equivalents	(1)	3	1	—	3
Increase (decrease) in cash and cash equivalents	(2)	15	—	—	13
Cash and cash equivalents, July 1	2	309	—	—	311
Cash and cash equivalents, September 30 (Note)	$—	$324	$—	$—	$324

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2017
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$102	$101	$(29)	$(11)	$163
Investing Activities
Proceeds from sale of equity interest	—	9	—	—	9
Proceeds from sale of assets	3	3	—	—	6
Cash payments for plant, property, and equipment	(110)	(173)	—	—	(283)
Cash payments for software related intangible assets	(10)	(7)	—	—	(17)
Other	(5)	—	—	—	(5)
Net cash used by investing activities	(122)	(168)	—	—	(290)
Financing Activities
Repurchase of common shares	—	—	(2)	—	(2)
Cash dividends	—	—	(40)	—	(40)
Retirement of long-term debt - net	—	(3)	(6)	—	(9)
Issuance of long-term debt - net	400	—	(264)	—	136
Debt issuance cost of long-term debt	(8)	—	—	—	(8)
Purchase of common stock under the share repurchase program	—	—	(131)	—	(131)
Net decrease in bank overdrafts	—	(12)	—	—	(12)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivables	451	16	(323)	—	144
Net increase in short-term borrowings secured by accounts receivables	—	—	20	—	20
Intercompany dividend payments and net increase (decrease) in intercompany obligations	(828)	42	775	11	—
Distributions to noncontrolling interest partners	—	(45)	—	—	(45)
Net cash provided by financing activities	15	(2)	29	11	53
Effect of foreign exchange rate changes on cash and cash equivalents	—	4	—	—	4
Decrease in cash and cash equivalents	(5)	(65)	—	—	(70)
Cash and cash equivalents, January 1	9	338	—	—	347
Cash and cash equivalents, June 30 (Note)	$4	$273	$—	$—	$277

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2016
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$113	$187	$(52)	$(15)	$233
Investing Activities
Proceeds from sale of assets	1	3	—	—	4
Cash payments for plant, property, and equipment	(72)	(141)	—	—	(213)
Cash payments for software related intangible assets	(10)	(5)	—	—	(15)
Changes in restricted cash	—	(1)	—	—	(1)
Net cash used by investing activities	(81)	(144)	—	—	(225)
Financing Activities
Issuance of common shares	—	—	7	—	7
Retirement of long-term debt - net	—	(16)	(511)	—	(527)
Issuance of long-term debt - net	—	8	500	—	508
Debt issuance cost of long-term debt	—	—	(8)	—	(8)
Purchase of common stock under the share repurchase program	—	—	(146)	—	(146)
Net decrease in bank overdrafts	—	4	—	—	4
Net increase in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivables	—	36	187	—	223
Net increase in short-term borrowings secured by accounts receivables	—	—	20	—	20
Intercompany dividend payments and net increase (decrease) in intercompany obligations	(34)	16	3	15	—
Distributions to noncontrolling interest partners	—	(55)	—	—	(55)
Net cash provided (used) by financing activities	(34)	(7)	52	15	26
Effect of foreign exchange rate changes on cash and cash equivalents	—	3	—	—	3
Increase (decrease) in cash and cash equivalents	(2)	39	—	—	37
Cash and cash equivalents, January 1	2	285	—	—	287
Cash and cash equivalents, June 30 (Note)	$—	$324	$—	$—	$324

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

(14)	Revision of Previously Issued Financial Statements
For the periods from April 1, 2013 through March 31, 2017, we identified in the second quarter of 2017 that approximately $34 million in lump sum payments from our suppliers were incorrectly recorded upon receipt as a reduction to cost of sales. These payments should have been deferred and amortized over the life of the underlying supplier agreements. The deferred credit balance related to these payments was $25 million at September 30, 2017.
In addition, we identified in the second quarter of 2017 that approximately $7 million in cost of sales should have been accrued in prior periods for substrate liabilities, impacting the periods from January 1, 2016 through March 31, 2017.
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
The following tables present the impact of this revision on our condensed consolidated statements of income, comprehensive income and cash flows for the three months and nine months ended September 30, 2016, and changes in shareholders' equity for the nine months ended September 30, 2016.

	Three Months Ended September 30, 2016
	As Previously Reported	Adjustment	As Revised
	(Millions Except Per Share Amounts)
Condensed Consolidated Income Statement
Cost of sales (exclusive of depreciation and amortization)	$1,741	$2	$1,743
Earnings before interest expense, income taxes, and noncontrolling interests	152	(2)	150
Earnings before income taxes and noncontrolling interests	128	(2)	126
Income tax expense (benefit)	(69)	(1)	(70)
Net income	197	(1)	196
Net income attributable to Tenneco Inc.	$180	$(1)	$179
Earnings per share
Basic earnings per share of common stock	$3.24	$(0.02)	$3.22
Diluted earnings per share of common stock	$3.21	$(0.02)	$3.19

	Nine Months Ended September 30, 2016
	As Previously Reported	Adjustment	As Revised
	(Millions Except Per Share Amounts)
Condensed Consolidated Income Statement
Cost of sales (exclusive of depreciation and amortization)	$5,321	$8	$5,329
Earnings before interest expense, income taxes, and noncontrolling interests	453	(8)	445
Earnings before income taxes and noncontrolling interests	377	(8)	369
Income tax expense (benefit)	5	(2)	3
Net income	372	(6)	366
Less: Net income attributable to noncontrolling interests	49	(1)	48
Net income attributable to Tenneco Inc.	$323	$(5)	$318
Earnings per share
Basic earnings per share of common stock	$5.72	$(0.09)	$5.63
Diluted earnings per share of common stock	$5.67	$(0.09)	$5.58

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

	Three Months Ended September 30, 2016
	As Previously Reported	Adjustment	As Revised
	(Millions)
Condensed Consolidated Statement of Comprehensive Income
Tenneco Inc.
Net Income	$180	$(1)	$179
Other Comprehensive Income	5	—	5
Comprehensive Income	$185	$(1)	$184

Noncontrolling Interests
Net Income	$17	$—	$17
Other Comprehensive Income	—	—	—
Comprehensive Income	$17	$—	$17

Total
Net Income	$197	$(1)	$196
Other Comprehensive Income	5	—	5
Comprehensive Income	$202	$(1)	$201

	Nine Months Ended September 30, 2016
	As Previously Reported	Adjustment	As Revised
	(Millions)
Condensed Consolidated Statement of Comprehensive Income
Tenneco Inc.
Net Income	$323	$(5)	$318
Other Comprehensive Income	15	—	15
Comprehensive Income	$338	$(5)	$333

Noncontrolling Interests
Net Income	$49	$(1)	$48
Other Comprehensive Loss	(1)	—	(1)
Comprehensive Income	$48	$(1)	$47

Total
Net Income	$372	$(6)	$366
Other Comprehensive Income	14	—	14
Comprehensive Income	$386	$(6)	$380

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

	Three Months Ended September 30, 2016
	As Previously Reported	Adjustment	As Revised
	(Millions)
Condensed Consolidated Statement of Cash Flow *
Net income	$197	$(1)	$196
Increase (decrease) in payables	(7)	2	(5)
Increase (decrease) in accrued taxes	1	(1)	—

	Nine Months Ended September 30, 2016
	As Previously Reported	Adjustment	As Revised
	(Millions)
Condensed Consolidated Statement of Cash Flow *
Net income	$372	$(6)	$366
Deferred income taxes	(73)	(1)	(74)
Increase (decrease) in payables	55	4	59
Increase (decrease) in accrued taxes	10	(1)	9
Changes in long-term liabilities	9	4	13

* No change to net cash provided by operating activities.

	Nine Months Ended September 30, 2016
	As Previously Reported	Adjustment	As Revised
	(Millions)
Condensed Consolidated Statements of Changes in Shareholders' Equity
Retained earnings (accumulated deficit)
Balance January 1	$(1,448)	$(8)	$(1,456)
Net income attributable to Tenneco Inc.	323	(5)	318
Balance September 30	$(1,125)	$(13)	$(1,138)

Total Tenneco Inc. shareholders' equity	$635	$(13)	$622

Noncontrolling interests:
Balance January 1	$42	$(3)	$39
Net income	21	(1)	20
Other comprehensive loss	(1)	1	—
Dividends declared	(22)	$—	(22)
Balance September 30	$40	$(3)	$37

Total Equity	$675	$(16)	$659

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
For the third quarter of 2017, light vehicle production was up five percent in Europe, 26 percent in South America, three percent in India and one percent in China compared to the third quarter of 2016. Light vehicle production was down 10 percent in North America and 24 percent in Australia when compared to the third quarter of 2016.
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
Total revenues for the third quarter of 2017 were $2,274 million, up eight percent from $2,096 million in the third quarter of 2016 on strong global light vehicle and commercial truck, off-highway and other vehicle revenues, driven by both the Clean Air and Ride Performance product lines. Excluding the impact of currency and substrate sales, revenue was up $99 million, or six percent, from $1,612 million to $1,711 million. The increase in revenues was driven primarily by stronger OE light vehicle volumes in Europe, South America and Asia Pacific and higher commercial truck, off-highway and other vehicle revenues in all regions, new platforms in North America and Europe, and higher aftermarket revenues in South America Ride Performance, partially offset by lower aftermarket revenues in North America and Europe.
Cost of sales (exclusive of depreciation and amortization): Cost of sales for the third quarter of 2017 was $1,913 million, or 84.1 percent of sales, compared to $1,743 million, or 83.2 percent of sales in the third quarter of 2016. The following table lists the primary drivers behind the change in cost of sales ($ millions).

Quarter ended September 30, 2016	$1,743
Volume and mix	125
Material	2
Currency exchange rates	39
Restructuring	6
Other costs	(2)
Quarter ended September 30, 2017	$1,913

The increase in cost of sales was due to the year-over-year increase in volume, higher net material costs, higher restructuring costs and the impact of currency exchange rates, partially offset by lower other costs, mainly manufacturing.
Gross margin: Revenue less cost of sales for the third quarter of 2017 was $361 million, or 15.9 percent, versus $353 million, or 16.8 percent, in the third quarter of 2016. The effect on gross margin resulting from year-over-year increase in volume, lower other costs, mainly manufacturing, and favorable currency impact was partially offset by higher net material costs and restructuring costs.
Engineering, research and development: Engineering, research and development expense was $40 million and $41 million in the third quarters of 2017 and 2016, respectively.
Selling, general and administrative (SG&A): SG&A expense was up $19 million in the third quarter of 2017, at $128 million compared to $109 million in the third quarter of 2016, primarily driven by investments in growth initiatives in global Ride Performance and Clean Air Asia Pacific and a $7 million increase in restructuring and related expenses.
Depreciation and amortization: Depreciation and amortization expense was $58 million in the third quarter of 2017, compared to $53 million in the third of quarter of 2016.
Earnings before interest expense, taxes and noncontrolling interests (“EBIT”) was $134 million for the third quarter of 2017, a decrease of $16 million when compared to $150 million in the third quarter of the prior year. Higher OE light vehicle volumes in Europe, South America and Asia Pacific, increased commercial truck, off-highway and other vehicle revenues in all regions, new platforms in North America and Europe, higher aftermarket revenues in South America Ride Performance, operational improvements and $4 million of favorable currency were more than offset by lower aftermarket revenues in North America and Europe, higher restructuring and related costs, the timing of steel economics recoveries and continued investments in growth for new programs.
Total revenues for the first nine months of 2017 were $6,883 million, up seven percent from $6,444 million in the first nine months of 2016 on strong global light vehicle and commercial truck, off-highway and other vehicle revenues, driven by both the Clean Air and Ride Performance product lines. Excluding the impact of currency and substrate sales, revenue was up $339 million, or seven percent, from $4,931 million to $5,270 million. The increase in revenues was driven primarily by stronger OE light vehicle volumes and higher commercial truck, off-highway and other vehicle revenues in all regions as well as new platforms in North America and Europe. Higher aftermarket Ride Performance revenues in South America and Asia Pacific were more than offset by lower aftermarket revenues in North America Ride Performance.
Cost of sales (exclusive of depreciation and amortization): Cost of sales for the first nine months of 2017 was $5,790 million, or 84.1 percent of sales, compared to $5,329 million, or 82.7 percent of sales in the first nine months of 2016. The following table lists the primary drivers behind the change in cost of sales ($ millions).

Nine months ended September 30, 2016	$5,329
Volume and mix	414
Material	26
Currency exchange rates	(1)
Restructuring	18
Other Costs	4
Nine months ended September 30, 2017	$5,790

The increase in cost of sales was due to the year-over-year increase in volume, higher net material costs, higher other costs, mainly manufacturing, and higher restructuring costs, partially offset by the impact of currency exchange rates.
Gross margin: Revenue less cost of sales for the first nine months of 2017 was $1,093 million, or 15.9 percent, versus $1,115 million, or 17.3 percent, in the first nine months of 2016. The effect on gross margin resulting from year-over-year increase in volume was more than offset by higher net material costs, higher other costs, mainly manufacturing, higher restructuring costs and unfavorable currency impact.
Engineering, research and development: Engineering, research and development expense was $115 million and $117 million in the first nine months of 2017 and 2016, respectively.
Selling, general and administrative (SG&A): SG&A expense was up $139 million in the first nine months of 2017 at $529 million compared to $390 million in the first nine months of 2016 mainly due to the $132 million antitrust settlement accrual recorded in the second quarter of 2017.
Depreciation and amortization: Depreciation and amortization expense was $165 million and $159 million in the first nine months of 2017 and 2016, respectively.

EBIT was $282 million for the first nine months of 2017, a decrease of $163 million when compared to $445 million in the first nine months of the prior year. Higher OE light vehicle and commercial truck, off-highway and other vehicle revenues in all regions, higher aftermarket Ride Performance revenues mainly in South America and Asia Pacific, as well as new platforms in North America and Europe, were more than offset by lower aftermarket revenues in North America Ride Performance and Europe Clean Air, higher manufacturing costs, higher restructuring and related costs, antitrust settlement accrual of $132 million, a warranty settlement with a customer, the timing of steel economics recoveries, continued investments in growth for new programs and $8 million of negative currency.
Results from Operations
The tables below reflect our revenues for the three months and nine months periods ended September 30, 2017 and 2016. We show the component of our OE revenue represented by substrate sales. While we generally have primary design, engineering and manufacturing responsibility for OE emission control systems, we do not manufacture substrates. Substrates are porous ceramic filters coated with a catalyst - typically, precious metals such as platinum, palladium and rhodium. These are supplied to us by Tier 2 suppliers generally as directed by our OE customers. We generally earn a small margin on these components of the system. As the need for more sophisticated emission control solutions increases to meet more stringent environmental regulations, and as we capture more diesel aftertreatment business, these substrate components have been increasing as a percentage of our revenue. While these substrates dilute our gross margin percentage, they are a necessary component of an emission control system.
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
Net Sales and Operating Revenues for the Three Months Ended September 30, 2017 and 2016

	Three Months Ended September 30, 2017
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$723	$244	$479	$—	$479
Europe & South America	536	200	336	27	309
Asia Pacific	313	78	235	1	234
Total Clean Air Division	1,572	522	1,050	28	1,022
Ride Performance Division
North America	304	—	304	2	302
Europe & South America	279	—	279	10	269
Asia Pacific	119	—	119	1	118
Total Ride Performance Division	702	—	702	13	689
Total Tenneco Inc.	$2,274	$522	$1,752	$41	$1,711

	Three Months Ended September 30, 2016
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$716	$248	$468	$—	$468
Europe & South America	474	177	297	—	297
Asia Pacific	270	59	211	—	211
Total Clean Air Division	1,460	484	976	—	976
Ride Performance Division
North America	306	—	306	—	306
Europe & South America	229	—	229	—	229
Asia Pacific	101	—	101	—	101
Total Ride Performance Division	636	—	636	—	636
Total Tenneco Inc.	$2,096	$484	$1,612	$—	$1,612

	Three Months Ended September 30, 2017 Versus Three Months Ended September 30, 2016 Dollar and Percent Increase (Decrease)
	Revenues	Percent	Value-add Revenues excluding Currency	Percent
	(Millions Except Percent Amounts)
Clean Air Division
North America	$7	1%	$11	2%
Europe & South America	62	13%	12	4%
Asia Pacific	43	16%	23	11%
Total Clean Air Division	112	8%	46	5%
Ride Performance Division
North America	(2)	(1)%	(4)	(1)%
Europe & South America	50	22%	40	17%
Asia Pacific	18	18%	17	17%
Total Ride Performance Division	66	10%	53	8%
Total Tenneco Inc.	$178	8%	$99	6%

Light Vehicle Industry Production by Region for Three Months Ended September 30, 2017 and 2016 (According to IHS Automotive, October 2017)

	Three Months Ended September 30,
	2017	2016	Increase (Decrease)	% Increase (Decrease)
	(Number of Vehicles in Thousands)
North America	3,995	4,424	(429)	(10)%
Europe	4,991	4,745	246	5%
South America	870	691	179	26%
Total Europe & South America	5,861	5,436	425	8%
China	6,349	6,301	48	1%
India	1,166	1,127	39	3%
Australia	34	45	(11)	(24)%
Clean Air revenue was up $112 million in the third quarter of 2017 compared to the third quarter of 2016 with higher volumes in all segments. In North America, higher volumes drove a $6 million revenue increase mainly due to increased OE off-highway and other vehicle sales and new platforms, partially offset by lower OE light vehicle revenue. Currency had no impact on North American revenues. In the European and South American segment, higher volumes drove a $32 million increase in revenues mainly due to increased OE light vehicle and commercial truck, off-highway and other vehicle sales in the region and new platforms in Europe. Currency had a $36 million favorable impact on European and South American revenues. In Asia Pacific, higher volumes of $42 million were mainly driven by increased light vehicle and commercial truck revenues in China and India as well as higher off-highway revenue in Japan partially offset by lower OE light vehicle revenue in Australia. Currency had a $2 million favorable impact on Asia Pacific revenues.
Ride Performance revenue was up $66 million in the third quarter of 2017 compared to the third quarter of 2016 with higher volumes in Europe, South America and Asia Pacific. In North America, higher OE commercial truck sales and new platforms were offset by lower OE light vehicle and aftermarket sales. Currency had a $2 million favorable impact on North American revenues. In the European and South American segment, higher volumes of $36 million were driven by increases in OE light vehicle, commercial truck and off-highway and other in the region, new platform in Europe, as well as higher aftermarket sales in South America, partially offset by lower aftermarket sales in Europe. Currency had a $10 million favorable impact on European and South American revenues. In Asia Pacific, higher volumes of $17 million were mainly driven by increased OE light vehicle volumes in China and India. Currency had a $1 million favorable impact on Asia Pacific revenues.
Net Sales and Operating Revenues for the Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended September 30, 2017
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$2,341	$795	$1,546	$—	$1,546
Europe & South America	1,620	608	1,012	10	1,002
Asia Pacific	861	207	654	(15)	669
Total Clean Air Division	4,822	1,610	3,212	(5)	3,217
Ride Performance Division
North America	$945	—	945	—	945
Europe & South America	786	—	786	11	775
Asia Pacific	330	—	330	(3)	333
Total Ride Performance Division	2,061	—	2,061	8	2,053
Total Tenneco Inc.	$6,883	$1,610	$5,273	$3	$5,270

	Nine Months Ended September 30, 2016
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$2,252	$792	$1,460	$—	$1,460
Europe & South America	1,462	537	925	—	925
Asia Pacific	813	184	629	—	629
Total Clean Air Division	4,527	1,513	3,014	—	3,014
Ride Performance Division
North America	$952	—	952	—	952
Europe & South America	689	—	689	—	689
Asia Pacific	276	—	276	—	276
Total Ride Performance Division	1,917	—	1,917	—	1,917
Total Tenneco Inc.	$6,444	$1,513	$4,931	$—	$4,931

	Nine Months Ended September 30, 2017 Versus Nine Months Ended September 30, 2016 Dollar and Percent Increase (Decrease)
	Revenues	Percent	Value-add Revenues excluding Currency	Percent
	(Millions Except Percent Amounts)
Clean Air Division
North America	$89	4%	$86	6%
Europe & South America	158	11%	77	8%
Asia Pacific	48	6%	40	6%
Total Clean Air Division	295	7%	203	7%
Ride Performance Division
North America	(7)	(1)%	(7)	(1)%
Europe & South America	97	14%	86	12%
Asia Pacific	54	20%	57	21%
Total Ride Performance Division	144	8%	136	7%
Total Tenneco Inc.	$439	7%	$339	7%

Light Vehicle Industry Production by Region for Nine Months Ended September 30, 2017 and 2016 (According to IHS Automotive, October 2017)

	Nine Months Ended September 30,
	2017	2016	Increase (Decrease)	% Increase (Decrease)
	(Number of Vehicles in Thousands)
North America	12,980	13,479	(499)	(4)%
Europe	16,558	16,170	388	2%
South America	2,404	1,988	416	21%
Total Europe & South America	18,962	18,158	804	4%
China	19,248	18,754	494	3%
India	3,343	3,137	206	7%
Australia	90	123	(33)	(26)%
Clean Air revenue was up $295 million in the first nine months of 2017 compared to the first nine months of 2016 with higher volumes in all segments. In North America, higher volumes drove a $103 million revenue increase due to increased OE light vehicle and commercial truck, off-highway and other sales as well as new platforms. Currency had no impact on North American revenues. In the European and South American segment, higher volumes drove a $165 million increase in revenues mainly due to increased OE light vehicle and commercial truck, off-highway and other vehicle sales in the region and new platforms in Europe, partially offset by lower aftermarket sales in Europe. Currency had a $7 million favorable impact on European and South American revenues. In Asia Pacific, higher volumes of $76 million were mainly driven by increased OE light vehicle and commercial truck revenues in China and India as well as higher off-highway and other revenue in Japan partially offset by lower OE light vehicle revenue in Australia. Currency had a $19 million unfavorable impact on Asia Pacific revenues.
Ride Performance revenue was up $144 million in the first nine months of 2017 compared to the first nine months of 2016. In North America, lower volumes of $20 million were mainly driven by lower aftermarket volumes partially offset by higher OE light vehicle and commercial truck sales and new platforms. Currency had no impact on North American revenues. In the European and South American segment, higher volumes of $77 million were driven by increases in OE light vehicle, commercial truck and off-highway and other and aftermarket sales in the region and new platforms in Europe. Currency had a $11 million favorable impact on European and South American revenues. In Asia Pacific, higher volumes of $61 million were mainly driven by increased OE light vehicle volumes in China and India and higher aftermarket sales in the region partially offset by lower volumes in Australia. Currency had a $3 million unfavorable impact on Asia Pacific revenues.

Earnings before Interest Expense, Income Taxes and Noncontrolling Interests (“EBIT”) for the Three Months Ended September 30, 2017 and 2016

	Three Months Ended September 30,		Change
	2017	2016
	(Millions)
Clean Air Division
North America	$46	$42	$4
Europe & South America	25	29	(4)
Asia Pacific	36	39	(3)
Total Clean Air Division	107	110	(3)
Ride Performance Division
North America	29	37	(8)
Europe & South America	6	8	(2)
Asia Pacific	11	17	(6)
Total Ride Performance Division	46	62	(16)
Other	(19)	(22)	3
Total Tenneco Inc.	$134	$150	$(16)

The EBIT results shown in the preceding table include the following items, certain of which are discussed below under “Restructuring and Other Charges,” which have an effect on the comparability of EBIT results between periods:

	Three Months Ended September 30,
	2017	2016
	(Millions)
Clean Air Division
North America
Restructuring and related expenses	$1	$—
Europe & South America
Restructuring and related expenses	—	1
Asia Pacific
Restructuring and related expenses	2	1
Total Clean Air Division	3	2
Ride Performance Division
North America
Restructuring and related expenses	5	5
Europe & South America
Restructuring and related expenses	4	—
Asia Pacific
Restructuring and related expenses	8	—
Total Ride Performance Division	17	5
Total Tenneco Inc.	$20	$7

EBIT for the Clean Air division was $107 million in the third quarter of 2017 compared to $110 million in the third quarter a year ago. EBIT for North America increased $4 million, to $46 million, in the third quarter of 2017 versus the third quarter of 2016. The benefit from higher off-highway and other vehicle sales, new platforms and favorable currency was partially offset by lower OE light vehicle sales and higher restructuring and related expenses. Europe and South America's EBIT was $25 million in the third quarter of 2017 and $29 million in the third quarter of 2016. The benefit from increased OE light vehicle volumes and higher commercial truck, off-highway and other vehicles sales in the region, new platforms in Europe, lower restructuring and related costs, operational efficiencies and favorable currency was more than offset by unfavorable product mix and higher costs associated with launching light vehicle, commercial truck and off-highway programs.

EBIT for Asia Pacific decreased $3 million to $36 million in the third quarter of 2017 from $39 million in the third quarter of 2016. EBIT benefited from higher OE light vehicle and commercial truck revenues in China and India and higher off-highway revenue in Japan, which was more than offset by lower OE light vehicle revenue in Australia, the timing of steel recoveries and higher restructuring and related expenses. For the Clean Air division, restructuring and related expenses of $3 million were included in EBIT for the third quarter of 2017 and $2 million were included in EBIT for the same period in 2016. Currency had a $4 million favorable impact on EBIT of the Clean Air division for the third quarter of 2017 when compared to last year.
EBIT for the Ride Performance division was $46 million in the third quarter of 2017 compared to $62 million in the third quarter a year ago. EBIT for North America decreased $8 million in the third quarter of 2017 to $29 million from $37 million in the third quarter of 2016, driven by lower volumes in OE light vehicle and aftermarket as well as the timing of steel recoveries, which were partially offset by higher OE commercial truck sales and new platforms. Europe and South America's EBIT was $6 million in the third quarter of 2017 and $8 million in the third quarter of 2016. The benefit from higher OE light vehicle and commercial truck, off-highway and other vehicle revenues in the region, new platforms in Europe as well as higher aftermarket sales in South America was more than offset by lower aftermarket sales in Europe, higher SG&A expenses, restructuring and related expenses, manufacturing costs and the timing of steel recoveries. EBIT for Asia Pacific decreased to $11 million in the third quarter of 2017 from $17 million in the third quarter of 2016, mainly driven by higher restructuring and related expenses and higher SG&A expenses which more than offset higher OE light vehicle volumes in China and India. For the Ride Performance division, restructuring and related expenses of $17 million were included in EBIT for the third quarter of 2017 and $5 million for the same period in 2016. Currency had no impact on EBIT of the Ride Performance division for the third quarter of 2017 when compared to last year.
Currency had a $4 million favorable impact on overall company EBIT for the third quarter of 2017 as compared to the prior year's third quarter.
EBIT as a Percentage of Revenue for the Three Months Ended September 30, 2017 and 2016

	Three Months Ended September 30,
	2017	2016
Clean Air Division
North America	6%	6%
Europe & South America	5%	6%
Asia Pacific	12%	14%
Total Clean Air Division	7%	8%
Ride Performance Division
North America	10%	12%
Europe & South America	2%	3%
Asia Pacific	9%	17%
Total Ride Performance Division	7%	10%
Total Tenneco Inc.	6%	7%

In the Clean Air division, EBIT as a percentage of revenues for the third quarter of 2017 was down one percentage point compared to last year's third quarter. In North America, EBIT as a percentage of revenues for the third quarter of 2017 was even compared to last year's third quarter. The benefit from higher off-highway and other vehicle sales, new platforms and favorable currency was offset by lower OE light vehicle sales and higher restructuring and related expenses. Europe and South America's EBIT as a percentage of revenues for the third quarter of 2017 was down one percentage point compared to the prior year's third quarter. The benefit from increased OE light vehicle volumes and higher commercial truck, off-highway and other vehicles sales in the region, new platforms in Europe, lower restructuring and related costs, operational efficiencies and favorable currency was more than offset by unfavorable product mix and higher costs associated with launching light vehicle, commercial truck and off-highway programs. EBIT as a percentage of revenues for Asia Pacific in the third quarter of 2017 was down two percentage points compared to the third quarter of 2016. The benefit from higher OE light vehicle and commercial truck revenues in China and India and higher off-highway and other revenues in Japan was more than offset by lower OE light vehicle revenue in Australia, the timing of steel recoveries and higher restructuring and related expenses.
In the Ride Performance division, EBIT as a percentage of revenues was down three percentage points compared to the prior year's third quarter. In the third quarter of 2017, EBIT as a percentage of revenues for North America was down two percentage points compared to the third quarter of 2016, driven by lower volumes in OE light vehicle and aftermarket as well as the timing of steel recoveries, which were partially offset by higher OE commercial truck sales and new platforms. EBIT as a percentage of revenues in Europe and South America was down one percentage point compared to the prior year's third quarter. The benefit from higher OE light vehicle and commercial truck, off-highway and other vehicle revenues in the region, new platforms in Europe as well as higher aftermarket sales in South America was more than offset by lower aftermarket sales in Europe and higher SG&A expenses, restructuring and related expenses, manufacturing costs and the timing of steel recoveries. In Asia Pacific, EBIT as a percentage of revenues for the third quarter of 2017 was down eight percentage points compared to last year's third quarter, driven by higher restructuring and related expenses and higher SG&A expenses which more than offset higher OE light vehicle volumes in China and India.
EBIT for the Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended September 30,		Change
	2017	2016
	(Millions)
Clean Air Division
North America	$153	$168	$(15)
Europe & South America	79	72	7
Asia Pacific	91	110	(19)
Total Clean Air Division	323	350	(27)
Ride Performance Division
North America	100	127	(27)
Europe & South America	19	12	7
Asia Pacific	45	43	2
Total Ride Performance Division	164	182	(18)
Other	(205)	(87)	(118)
Total Tenneco Inc.	$282	$445	$(163)

The EBIT results shown in the preceding table include the following items, certain of which are discussed below under “Restructuring and Other Charges,” which have an effect on the comparability of EBIT results between periods:

	Nine Months Ended September 30,
	2017	2016
	(Millions)
Clean Air Division
North America
Restructuring and related expenses	$1	$—
Europe & South America
Restructuring and related expenses	10	2
Asia Pacific
Restructuring and related expenses	14	1
Total Clean Air Division	25	3
Ride Performance Division
North America
Restructuring and related expenses	8	6
Warranty settlement (1)	7	—
Europe & South America
Restructuring and related expenses	8	17
Asia Pacific
Restructuring and related expenses	8	—
Total Ride Performance Division	31	23
Other
Restructuring and related expenses	3	—
Pension charges / Stock vesting (2)	11	—
Antitrust settlement accrual (3)	132	—
Gain on sale of unconsolidated JV (4)	(5)	—
Total Other	141	—
Total Tenneco Inc.	$197	$26

(1) Warranty settlement with a customer.
(2) Charges related to pension derisking and the acceleration of restricted stock vesting in accordance with the long-term incentive plan.
(3) Charges related to establishing a reserve for settlement costs necessary to resolve the company's antitrust matters globally.
(4) Gain on sale of unconsolidated JV.
EBIT for the Clean Air division was $323 million in the first nine months of 2017 compared to $350 million in the first nine months of prior year. EBIT for North America decreased $15 million, to $153 million, in the first nine months of 2017 versus the first nine months of 2016. The benefit from higher OE light vehicle and commercial truck, off-highway and other sales and new platforms was more than offset by higher restructuring and related expenses, the timing of contractual cost recovery of alloy surcharge increases, higher manufacturing costs and negative currency. Europe and South America's EBIT was $79 million in the first nine months of 2017 and $72 million in the first nine months of 2016. The benefit from increased OE light vehicle volumes and higher commercial truck, off-highway and other vehicles sales in the region, new platforms in Europe and operational efficiencies was partially offset by lower aftermarket sales in Europe, higher restructuring and related expenses and higher costs associated with launching light vehicle, commercial truck and off-highway programs. EBIT for Asia Pacific decreased $19 million to $91 million in the first nine months of 2017 from $110 million in the first nine months of 2016. EBIT benefited from higher OE light vehicle and commercial truck revenues in China and India as well as higher OE off-highway and other revenues in Japan, which was more than offset by lower OE light vehicle revenues in Australia, the timing of steel recoveries, higher restructuring and related expenses and negative currency. For the Clean Air division, restructuring and related expenses of $25 million were included in EBIT for the first nine months of 2017 and $3 million were included in EBIT for the same period in 2016. Currency had a $5 million unfavorable impact on EBIT of the Clean Air division for the first nine months of 2017 when compared to last year.

EBIT for the Ride Performance division was $164 million in the first nine months of 2017 compared to $182 million in the first nine months of the prior year. EBIT for North America decreased $27 million in the first nine months of 2017 to $100 million from $127 million in the first nine months of 2016, driven by lower volumes in aftermarket, a warranty settlement with a customer, the timing of steel recoveries, and higher restructuring and related expenses, which more than offset higher OE light vehicle and commercial truck sales and new platforms. Europe and South America's EBIT was $19 million in the first nine months of 2017 and $12 million in the first nine months of 2016. The benefit from higher light vehicle, aftermarket and commercial truck, off-highway and other vehicle revenues in the region, new platforms in Europe and lower restructuring and related expenses was partially offset by the timing of steel recoveries, higher manufacturing costs and unfavorable currency. EBIT for Asia Pacific increased to $45 million in the first nine months of 2017 from $43 million in the first nine months of 2016, driven by higher OE light vehicle volumes in China and India and higher aftermarket sales in the region partially offset by lower volumes in Australia, higher SG&A expenses and negative currency. For the Ride Performance division, restructuring and related expenses of $24 million were included in EBIT for the first nine months of 2017 and $23 million for the same period in 2016. Additionally, a warranty settlement charge of $7 million was recorded in the first nine months of 2017. Currency had a $3 million unfavorable impact on EBIT of the Ride Performance division for the first nine months of 2017 when compared to last year.
Currency had an $8 million unfavorable impact on overall company EBIT for the first nine months of 2017 as compared to the first nine months of prior year.
EBIT as a Percentage of Revenue for the Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended September 30,
	2017	2016
Clean Air Division
North America	7%	7%
Europe & South America	5%	5%
Asia Pacific	11%	14%
Total Clean Air Division	7%	8%
Ride Performance Division
North America	11%	13%
Europe & South America	2%	2%
Asia Pacific	14%	16%
Total Ride Performance Division	8%	9%
Total Tenneco Inc.	4%	7%

In the Clean Air division, EBIT as a percentage of revenues for the first nine months of 2017 was down one percentage point compared to the first nine months of last year. In North America, EBIT as a percentage of revenues for the first nine months of 2017 was even compared to the first nine months of last year. The benefit from higher OE light vehicle and commercial truck, off-highway and other vehicle sales and new platforms was offset by higher restructuring and related expenses, the timing of contractual cost recovery of alloy surcharge increases, higher manufacturing costs and negative currency. Europe and South America's EBIT as a percentage of revenues for the first nine months of 2017 was even compared to the first nine months of the prior year. The benefit from increased OE light vehicle volumes and higher commercial truck, off-highway and other vehicles sales in the region, new platforms in Europe and operational efficiencies was offset by lower aftermarket sales in Europe, higher restructuring and related expenses and higher costs associated with launching light vehicle, commercial truck and off-highway programs. EBIT as a percentage of revenues for Asia Pacific in the first nine months of 2017 was down three percentage points compared to the first nine months of 2016. The benefit from higher OE light vehicle and commercial truck sales in China and India as well as higher OE off-highway and other revenues in Japan was more than offset by lower OE light vehicle revenues in Australia, the timing of steel recoveries, higher restructuring and related expenses and negative currency.
In the Ride Performance division, EBIT as a percentage of revenues was down one percentage point compared to the first nine months of prior year. In the first nine months of 2017, EBIT as a percentage of revenues for North America was down two percentage points compared to the first nine months of 2016, driven by lower volumes in aftermarket, a warranty settlement with a customer, the timing of steel recoveries, and higher restructuring and related expenses, which more than offset higher OE light vehicle and commercial truck sales and new platforms. EBIT as a percentage of revenues in Europe and South America was even compared to the first nine months of prior year. The benefit from higher light vehicle, aftermarket and commercial truck, off-highway and other vehicle revenues in the region, new platforms in Europe and lower restructuring and related expenses was offset by the timing of steel recoveries, higher manufacturing costs and unfavorable currency. In Asia Pacific, EBIT as a percentage of revenues for the first nine months of 2017 was down two percentage points compared to the first nine months of last year, driven by lower volumes in Australia, higher SG&A expenses and negative currency, which more than offset higher OE light vehicle volumes in China and India and higher aftermarket sales in the region.
Interest Expense, Net of Interest Capitalized
We reported interest expense in the third quarter of 2017 of $19 million (substantially all in our U.S. operations) net of interest capitalized of $2 million, and $24 million (substantially all in our U.S. operations) net of interest capitalized of $1 million in the third quarter of 2016. Included in the third quarter of 2016 was $8 million of expense related to the completion of our refinancing activities which were initiated in the second quarter of 2016.
We reported interest expense in the first nine months of 2017 of $54 million (substantially all in our U.S. operations) net of interest capitalized of $6 million, and $76 million (substantially all in our U.S. operations) net of interest capitalized of $4 million in the first nine months of 2016. Included in the first nine months of 2017 was $1 million of expense related to our refinancing activities. Included in the first nine months of 2016 was $24 million of expense related to the completion of our refinancing activities which were initiated in the second quarter of 2016.
On September 30, 2017, we had $740 million in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed through July 2026, $225 million is fixed through December 2024, and the remainder is fixed through 2025. We also have $850 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” later in this Management’s Discussion and Analysis.
Income Taxes
We reported income tax expense of $16 million and income tax benefit of $70 million in the three month periods ended September 30, 2017 and 2016, respectively. The tax expense recorded in the third quarter of 2017 included a net tax benefit of $12 million primarily relating to valuation allowance releases. The tax benefit recorded in the third quarter of 2016 included a net tax benefit of $105 million primarily relating to recognizing a U.S. tax benefit for foreign taxes. During the third quarter of 2016, we completed our detailed analysis of our ability to recognize and utilize foreign tax credits within the carryforward period. As a a result, we amended our U.S. federal tax returns for the years 2006 to 2012 to claim foreign tax credits in lieu of deducting foreign taxes paid. The U.S. foreign tax credit law provides for a credit against U.S. taxes otherwise payable for foreign taxes paid with regard to dividends, interest and royalties paid to us in the U.S.
We reported income tax expense of $41 million and $3 million in the nine month periods ended September 30, 2017 and 2016, respectively. The tax expense recorded in the first nine months of 2017 included a net tax benefit of $12 million primarily relating to valuation allowance releases. In addition, the tax expense included a $50 million reduction related to an antitrust settlement accrual. The tax expense recorded in the first nine months of 2016 included a net tax benefit of $106 million primarily relating to recognizing a U.S. tax benefit for foreign taxes as described above.
We believe it is reasonably possible that up to $5 million in unrecognized tax benefits related to the expiration of foreign statute of limitations and the conclusion of income tax examinations may be recognized within the next twelve months.
Subsequent to the Company's earnings release on October 27, 2017, we reclassified a non-cash tax benefit related to the reversal of a tax valuation allowance from the Statements of Comprehensive Income to the Statements of Income, which resulted in an increase in U.S. GAAP net income of $6 million or $0.12 per diluted share for the quarter.
Restructuring and Other Charges
Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. For the full year 2016, we incurred $36 million in restructuring and related costs including asset write-downs of $6 million, primarily related to manufacturing footprint improvements in North America Ride Performance, headcount reduction and cost improvement initiatives in Europe and China Clean Air, South America and Australia, of which $17 million was recorded in cost of sales, $12 million in SG&A, $1 million in engineering expense, $2 million in other expense and $4 million in depreciation and amortization expense. In the third quarter of 2017, we incurred $20 million in restructuring and related costs including asset write-downs of $1 million, primarily related to closing an OE Clean Air manufacturing plant and downsizing Ride Performance operations in Australia and cost improvement initiatives, of which $8 million was recorded in cost of sales, $11 million in SG&A and $1 million in depreciation and amortization expense. In the third quarter of 2016, we incurred $7 million in restructuring and related costs, primarily related to manufacturing footprint improvements in North America Ride Performance as well as headcount reduction and cost improvement initiatives in Europe and China Clean Air, of which $3 million was recorded in cost of sales and $4 million in SG&A. In the first nine months of 2017, we incurred $52 million in restructuring and related costs including asset write-downs of $3 million, primarily related to closing a Clean Air Belgian JIT plant in response to the end of production on a customer platform, closing an OE Clean Air manufacturing plant and downsizing Ride Performance operations in Australia and cost improvement initiatives, of which $31 million was recorded in cost of sales, $18 million in SG&A and $3 million in depreciation and amortization expense. In the first nine months of 2016, we incurred $26 million in restructuring and related costs including asset write-downs of $5 million, primarily related to manufacturing footprint improvements in North America Ride Performance as well as headcount reduction and cost improvement initiatives in Europe and China Clean Air and South America, of which $9 million was recorded in cost of sales, $12 million in SG&A, $2 million in other expense and $3 million in depreciation and amortization expense.
Amounts related to activities that are part of our restructuring reserves are as follows:

	December 31, 2016 Restructuring Reserve	2017 Expenses	2017 Cash Payments	Impact of Exchange Rates	September 30, 2017 Restructuring Reserve
	(Millions)
Employee Severance, Termination Benefits and Other Related Costs	$15	38	(18)	2	$37
On June 29, 2017, our Board of Directors approved a restructuring initiative to close our Clean Air manufacturing plant in O’Sullivan Beach, Australia when General Motors and Toyota end vehicle production in the country, which occurred in October 2017. All such restructuring activities related to this initiative are expected to be completed by the first quarter of 2018. We recorded total charges related to this initiative of $9 million in third quarter of 2017 including asset write-downs of $1 million and $21 million in the first nine months of 2017 including asset write-downs of $2 million. The charges included severance payments to employees, the cost of decommissioning equipment, a lease termination payment and other costs associated with this action.
Under the terms of our amended and restated senior credit agreement that took effect on May 12, 2017, we are allowed to exclude, at our discretion, (i) up to $35 million in 2017 and $25 million each year thereafter of cash restructuring charges and related expenses, with the ability to carry forward any amount not used in one year to the next following year, and (ii) up to $150 million in the aggregate of all costs, expenses, fees, fines, penalties, judgments, legal settlements and other amounts associated with any restructuring, litigation, claim, proceeding or investigation related to or undertaken by us or any of our subsidiaries, together with any related provision for taxes, incurred for any quarterly period ending after May 12, 2017 in the calculation of the financial covenant ratios required under our senior credit facility. As of September 30, 2017, we elected not to exclude any of the $181 million of allowable cash charges and related expenses recognized in the first nine months of 2017 for antitrust settlement and restructuring related costs against the $150 million aggregate limit available under the terms of the senior credit facility or the $35 million annual limit for 2017.
Earnings Per Share
We reported net income attributable to Tenneco Inc. of $83 million or $1.57 per diluted common share for the third quarter of 2017. Included in the results for the third quarter of 2017 was negative impact related to our restructuring activities partially offset by positive impact from net tax benefits. The total impact of these items decreased earnings per diluted share by $0.10. We reported net income attributable to Tenneco Inc. of $179 million or $3.19 per diluted common share for the third quarter of 2016. Included in the results for the third quarter of 2016 was positive impact from a net tax benefit partially offset by negative impacts from expenses related to our restructuring activities and costs related to our refinancing activities. The total impact of these items increased earnings per diluted share by $1.68.
We reported net income attributable to Tenneco Inc. of $139 million or $2.60 per diluted common share for the first nine months of 2017. Included in the results for the first nine months of 2017 were negative impacts from expenses related to our restructuring activities, charges related to pension derisking and the acceleration of restricted stock vesting, cost related to our refinancing activities, warranty settlement and antitrust settlement accrual, which was partially offset by a positive impact from the gain on sale of an unconsolidated JV and net tax benefits. The total impact of these items decreased earnings per diluted share by $2.41. We reported net income attributable to Tenneco Inc. of $318 million or $5.58 per diluted common share for the first nine months of 2016. Included in the results for the first nine months of 2016 was positive impact from a net tax benefit partially offset by negative impacts from expenses related to our restructuring activities and costs related to our refinancing activities. The total impact of these items increased earnings per diluted share by $1.18.
Dividends on Common Stock
On February 1, 2017, Tenneco announced the reinstatement of a quarterly dividend program. We expect to pay a quarterly dividend of $0.25 per share on our common stock, representing a planned annual dividend of $1.00 per share. In the third quarter of 2017, we paid a quarterly dividend of $0.25 per share, or $14 million. In the first nine months of 2017, we paid dividends of $0.25 per share in each of the quarters, or $40 million. While we currently expect that comparable quarterly cash dividends will continue to be paid in the future, our dividend program and the payment of future cash dividends under the program are subject to continued capital availability, the judgment of our Board of Directors and our continued compliance with the provisions pertaining to the payment of dividends under our debt agreements.
Cash Flows for the Three Months Ended September 30, 2017 and 2016

	Three Months Ended September 30,
	2017	2016
	(Millions)
Cash provided (used) by:
Operating activities (1)	$53	$130
Investing activities	(96)	(78)
Financing activities (1)	(16)	(42)

(1) Retrospectively adjusted to reflect the effects of applying the new guidance on stock compensation adopted in Q1 2017.
Operating Activities
For the third quarter of 2017, operating activities provided $53 million in cash, after paying $45 million to resolve certain antitrust claims, compared to $130 million in cash provided during last year’s third quarter. The decrease was mainly driven by lower earnings and incremental investments in working capital to support growth. For the third quarter of 2017, cash used by working capital was $90 million versus $42 million of cash used for working capital in the third quarter of 2016. Receivables were a source of cash of $41 million in the third quarter of 2017 compared to a use of cash of $10 million in the prior year’s third quarter. Inventory represented a cash outflow of $56 million for the third quarter of 2017 and a cash outflow of $12 million during the third quarter of 2016. Accounts payable used $29 million of cash for the quarter ended September 30, 2017 compared to $5 million of cash used for the quarter ended September 30, 2016. Cash taxes were $31 million in the third quarter of 2017 compared to $30 million in the prior year's third quarter.
Investing Activities
Cash used for investing activities was $96 million in the third quarter of 2017 compared to cash used of $78 million in the same period a year ago. Cash payments for plant, property and equipment were $90 million in the third quarter of 2017 versus payments of $74 million in the third quarter of 2016. Cash payments for software-related intangible assets were $5 million and $6 million in the third quarters of 2017 and 2016, respectively. There was no change in restricted cash in the third quarter of 2017 compared to a source of cash of $1 million in 2016.
Financing Activities
Cash flow from financing activities was an outflow of $16 million for the quarter ended September 30, 2017, compared to an outflow of $42 million for the quarter ended September 30, 2016. We repurchased 1,286,643 shares of our outstanding common stock for $71 million at an average price of $54.90 per share during the third quarter of 2017 and 1,650,259 shares of our outstanding common stock for $89 million at an average price of $53.71 per share during the third quarter of 2016. In the third quarter of 2017, we paid a quarterly dividend of $0.25 per share, or $14 million.
Cash Flows for the Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended September 30,
	2017	2016
	(Millions)
Cash provided (used) by:
Operating activities (1)	$163	$233
Investing activities	(290)	(225)
Financing activities (1)	53	26

(1) Retrospectively adjusted to reflect the effects of applying the new guidance on stock compensation adopted in Q1 2017.

Operating Activities
For the first nine months of 2017, operating activities provided $163 million in cash, after paying $45 million to resolve certain antitrust claims, compared to $233 million in cash provided during last year’s first nine months. The decrease was mainly driven by lower earnings. For the first nine months of 2017, cash used for working capital was $196 million versus $249 million of cash used for working capital in the first nine months of 2016. Receivables were a use of cash of $135 million in the first nine months of 2017 compared to a use of cash of $189 million in the first nine months of prior year. Inventory represented a cash outflow of $116 million for the first nine months of 2017 and a cash outflow of $61 million during the first nine months of 2016. Accounts payable provided $57 million of cash for the nine months ended September 30, 2017 compared to $59 million of cash provided for the nine months ended September 30, 2016. Cash taxes were $74 million in the first nine months of 2017 compared to $88 million in the first nine months of prior year.
Investing Activities
Cash used for investing activities was $290 million in the first nine months of 2017 compared to cash used of $225 million in the same period a year ago. Cash payments for plant, property and equipment were $283 million in the first nine months of 2017 versus payments of $213 million in the first nine months of 2016. Cash payments for software-related intangible assets were $17 million and $15 million in the first nine months of 2017 and 2016, respectively. There was no change in restricted cash in the first nine months of 2017, while in 2016 there was a use of cash of $1 million.
Financing Activities
Cash flow from financing activities was an inflow of $53 million for the nine months ended September 30, 2017, compared to an inflow of $26 million for the nine months ended September 30, 2016. We repurchased 2,310,443 shares of our outstanding common stock for $131 million at an average price of $56.51 per share during the first nine months of 2017 and 2,783,064 shares of our outstanding common stock for $146 million at an average price of $52.35 per share during the first nine months of 2016. Since announcing our share repurchase program in 2015, we have repurchased a total of approximately 10.7 million shares for $569 million, representing 18 percent of the shares outstanding at that time. In February 2017, the Board authorized the repurchase of up to $400 million of common stock over the next three years. This amount includes the $112 million that remained authorized under earlier repurchase programs. As of September 30, 2017, we had $269 million remaining on the share repurchase authorization. In the first nine months of 2017, we paid a dividend of $0.25 per share in each quarter, or $40 million.
On May 12, 2017, we completed a refinancing of our senior credit facility by entering into an amendment and restatement of that facility. The amended and restated credit agreement enhances financial flexibility by increasing the size and extending the term of its revolving credit facility and term loan facility, and by adding Tenneco Automotive Operating Company Inc. as a co-borrower under the revolver credit facility. The amended and restated credit agreement also adds foreign currency borrowing capability and permits the joinder of our foreign and domestic subsidiaries as borrowers under the revolving credit facility in the future. If any foreign subsidiary of ours is added to the revolving credit facility as a borrower, the obligations of such foreign borrower will be secured by the assets of such foreign borrower, and also will be secured by the assets of, and guaranteed by, the domestic borrowers and domestic guarantors as well as certain foreign subsidiaries of ours in the chain of ownership of such foreign borrower. The amended and restated credit facility consists of a $1,600 million revolving credit facility and a $400 million term loan A facility, which replaced our former $1,200 million revolving credit facility and $264 million term loan A facility, respectively. As of September 30, 2017, the senior credit facility provides us with a total revolving credit facility of $1,600 million and had a $395 million balance outstanding under the term loan A facility, both of which will mature on May 12, 2022.
Borrowings under our revolving credit facility were $453 million at September 30, 2017 and $309 million at September 30, 2016. At both September 30, 2017 and September 30, 2016, there was $50 million borrowing under the U.S. accounts receivable securitization program.
Outlook
In the fourth quarter, we expect year-over-year revenue growth of approximately seven percent, or three percent in constant currency, outpacing estimated light vehicle industry production growth of one percent. We expect continued strong double-digit growth in commercial truck and off-highway revenue, light vehicle revenue in line with industry production and a steady contribution from the global aftermarket.
We also expect fourth quarter value-add adjusted EBIT percent margin to be about even with prior year fourth quarter.
For the full year, we expect revenue growth of approximately seven percent, in constant currency six percent, outpacing estimated light vehicle industry growth of two percent.

We updated our anticipated tax rate, and now expect a tax rate between 26% and 27% for 2017, due to continued focus on global tax planning.
Tenneco's revenue projections are based on the type of information set forth under "Outlook" in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" as set forth in Tenneco's amended Annual Report on Form 10-K/A for the year ended December 31, 2016. Please see that disclosure for further information. Additionally, revenue assumptions for the fourth quarter and full year 2017 are based on current and projected customer production schedules as well as aggregate industry production, which includes IHS Automotive October 2017 global light vehicle production forecasts, Power Systems Research (PSR) October 2017 forecast for global commercial truck, and/or Tenneco estimates. Unless otherwise indicated, our revenue estimate methodology does not attempt to forecast currency fluctuation, and accordingly reflects constant currency. Certain elements of the restructuring and related expenses, legal settlements and other unusual charges we incur from time to time cannot be forecasted accurately. In this respect, we are not able to forecast EBIT (and the related margins) on a forward-looking basis without unreasonable efforts on account of these factors and the difficulty in predicting GAAP revenues (for purposes of a margin calculation) due to variability in production rates and volatility of precious metal pricing in the substrates that we pass through to our customers. See “Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995” and Item 1A, “Risk Factors.”
Other Event
We began to accelerate a required move of our Beijing Ride Performance plant outside the Beijing area. We anticipate this move out of our Beijing plant will be complete by the end of the first quarter of 2018. As we move production to existing and future sites, we expect to carry higher inventory levels to protect customer deliveries, and we will incur some additional costs in connection with these moves.
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
Revenue Recognition
We recognize revenue for sales to our original equipment and aftermarket customers when title and risk of loss passes to the customers under the terms of our arrangements with those customers, which is usually at the time of shipment from our plants or distribution centers. Generally, in connection with the sale of exhaust systems to certain original equipment manufacturers, we purchase catalytic converters and diesel particulate filters or components thereof including precious metals (“substrates”) on behalf of our customers which are used in the assembled system. These substrates are included in our inventory and “passed through” to the customer at our cost, plus a small margin, since we take title to the inventory and are responsible for both the delivery and quality of the finished product. Revenues recognized for substrate sales were $1,610 million and $1,513 million for the first nine months of 2017 and 2016, respectively. For our aftermarket customers, we provide for promotional incentives and returns at the time of sale. Estimates are based upon the terms of the incentives and historical experience with returns. Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis. Shipping and handling costs billed to customers are included in revenues and the related costs are included in cost of sales in our condensed consolidated statements of income.
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
Pre-production Design and Development and Tooling Assets
We expense pre-production design and development costs as incurred unless we have a contractual guarantee for reimbursement from the original equipment customer. Unbilled pre-production design and development costs recorded in prepayments and other and long-term receivables totaled $35 million and $22 million at September 30, 2017 and December 31, 2016. In addition, plant, property and equipment included $72 million and $62 million at September 30, 2017 and December 31, 2016, respectively, for original equipment tools and dies that we own, and prepayments and other included $133 million and $97 million at September 30, 2017 and December 31, 2016, respectively, for in-process tools and dies that we are building for our original equipment customers.
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
Except in the U.K., our pension plans generally do not require employee contributions. Our policy is to fund our pension plans in accordance with applicable U.S. and foreign government regulations and to make additional payments as funds are available to achieve full funding of the accumulated benefit obligation. As of September 30, 2017, all legal funding requirements have been met.
New Accounting Pronouncements
Note 11 in our notes to condensed consolidated financial statements located in Part I Item 1 of this Form 10-Q is incorporated herein for reference.

Liquidity and Capital Resources
Capitalization

	September 30, 2017	December 31, 2016	% Change
	(Millions)
Short-term debt and maturities classified as current	$108	$90	20%
Long-term debt	1,573	1,294	22
Total debt	1,681	1,384	21
Total redeemable noncontrolling interests	32	40	(20)
Total noncontrolling interests	39	47	(17)
Tenneco Inc. shareholders’ equity	647	573	13
Total equity	686	620	11
Total capitalization	$2,399	$2,044	17%
General. Short-term debt, which includes maturities classified as current, borrowings by foreign subsidiaries, and borrowings under our U.S. accounts receivable securitization program, were $108 million and $90 million as of September 30, 2017 and December 31, 2016, respectively. Borrowings under our revolving credit facilities, which are classified as long-term debt, were $453 million and $300 million at September 30, 2017 and December 31, 2016, respectively.
The 2017 year-to-date increase in Tenneco Inc. shareholders' equity primarily resulted from net income attributable to Tenneco Inc. of $139 million, a $14 million increase related to pension and postretirement benefits, a $11 million increase in premium on common stock and other capital surplus relating to common stock issued pursuant to benefit plans, and a $81 million increase caused by the impact of changes in foreign exchange rates on the translation of financial statements of our foreign subsidiaries into U.S. dollars, partially offset by a $40 million decrease related to cash dividends declared and a $131 million increase in treasury stock as a result of purchases of common stock under our share purchase program.
Overview. Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions. The arrangement is secured by substantially all our domestic assets and pledges of up to 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries.
On May 12, 2017, we completed a refinancing of our senior credit facility by entering into an amendment and restatement of that facility. The amended and restated credit agreement enhances financial flexibility by increasing the size and extending the term of its revolving credit facility and term loan facility, and by adding Tenneco Automotive Operating Company Inc. as a co-borrower under the revolver credit facility. The amended and restated credit agreement also adds foreign currency borrowing capability and permits the joinder of our foreign and domestic subsidiaries as borrowers under the revolving credit facility in the future. If any foreign subsidiary of Tenneco is added to the revolving credit facility as a borrower, the obligations of such foreign borrower will be secured by the assets of such foreign borrower, and also will be secured by the assets of, and guaranteed by, the domestic borrowers and domestic guarantors as well as certain foreign subsidiaries of Tenneco in the chain of ownership of such foreign borrower. The amended and restated credit facility consists of a $1,600 million revolving credit facility and a $400 million term loan A facility, which replaced our former $1,200 million revolving credit facility and $264 million term loan A facility, respectively. As of September 30, 2017, the senior credit facility provides us with a total revolving credit facility of $1,600 million and had a $395 million balance outstanding under the term loan A facility, both of which will mature on May 12, 2022. Net carrying amount for the balance outstanding under the term loan A facility including a $2 million debt issuance cost was $393 million as of September 30, 2017. Funds may be borrowed, repaid and re-borrowed under the revolving credit facility without premium or penalty (subject to any customary LIBOR breakage fees). The revolving credit facility is reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. Outstanding letters of credit reduce our availability to borrow revolving loans under the facility. We are required to make quarterly principal payments under the term loan A facility of $5 million through June 30, 2019, $7.5 million beginning September 30, 2019 through June 30, 2020, $10 million beginning September 30, 2020 through March 31, 2022 and a final payment of $260 million is due on May 12, 2022. We have excluded the required payments, within the next twelve months, under the term loan A facility totaling $20 million from current liabilities as of September 30, 2017, because we have the intent and ability to refinance the obligations on a long-term basis by using our revolving credit facility.
We recorded $1 million of pre-tax interest charges in May 2017 related to amendment and restatement of the senior credit facility and the write off of deferred debt issuance costs related to the senior credit facility.
At September 30, 2017, of the $1,600 million available under the revolving credit facility, we had unused borrowing capacity of $1,147 million with $453 million in outstanding borrowings and no outstanding letters of credit. As of September 30, 2017, our outstanding debt also included (i) $395 million of a term loan which consisted of a $393 million net carrying amount including a $2 million debt issuance cost related to our term loan A facility which is subject to quarterly principal payments as described above through May 12, 2022, (ii) $225 million of notes which consisted of a $222 million net carrying amount including a $3 million debt issuance cost related to our 5 3/8 percent senior notes due December 15, 2024, (iii) $500 million of notes which consisted of a $492 million net carrying amount including a $8 million debt issuance cost related to our 5 percent senior notes due July 15, 2026 , and (iv) $121 million of other debt.
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
Senior Credit Facility — Other Terms and Conditions. Our senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated net leverage ratio (consolidated indebtedness plus, without duplication, the domestic receivable program amount, net of unrestricted cash and cash equivalents up to $250 million, divided by consolidated EBITDA, each as defined in the senior credit facility agreement), and consolidated interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined in the senior credit facility agreement) at the end of each period indicated. Failure to maintain these ratios will result in a default under our senior credit facility. The financial ratios required under the senior credit facility and the actual ratios we achieved for the first three quarters of 2017, are as follows:

	Quarter Ended
	September 30, 2017		June 30, 2017		March 31, 2017
	Required	Actual	Required	Actual	Required	Actual
Leverage Ratio (maximum)	3.50	2.15	3.50	1.97	3.50	1.62
Interest Coverage Ratio (minimum)	2.75	11.48	2.75	12.44	2.75	15.38
The senior credit facility includes a maximum leverage ratio covenant of 3.50 and a minimum interest coverage ratio of 2.75, in each case through May 12, 2022. The amended and restated senior credit facility provides us with the flexibility not to exclude certain otherwise excludable charges incurred in any relevant period from the calculation of the leverage and interest coverage ratios for such period. As of September 30, 2017, we elected not to exclude a total of $168 million of excludable charges. Had these charges been excluded, the leverage ratio and the interest ratio would have been 1.69 and 14.61, respectively, as of September 30, 2017.
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
As of September 30, 2017, we were in compliance with all the financial covenants and operational restrictions of the senior credit facility. Our senior credit facility does not contain any terms that could accelerate payment of the facility or affect pricing under the facility as a result of a credit rating agency downgrade.
Senior Notes. As of September 30, 2017, our outstanding senior notes included $225 million of 5 3/8 percent senior notes due December 15, 2024 which consisted of $222 million net carrying amount including a $3 million debt issuance cost and $500 million of 5 percent senior notes due July 15, 2026 which consisted of $492 million net carrying amount including a $8 million debt issuance cost. Under the indentures governing the remaining notes, we are permitted to redeem some or all of the remaining senior notes at specified prices that decline to par over a specified period, (a) on or after July 15, 2021, in case of the senior notes due 2026, and (b) on or after December 15, 2019, in the case of the senior notes due 2024. In addition, the notes may also be redeemed in whole or in part at a redemption price generally equal to 100 percent of the principal amount thereof plus a premium based on the present values of the remaining payments due to the note holders. Further, the indentures governing the notes also permit us to redeem up to 35 percent of the senior notes with the proceeds of certain equity offerings,

(a) on or before July 15, 2019 at a redemption price equal to 105 percent, in case of the senior notes due 2026 and (b) on or before December 15, 2017 at a redemption price equal to 105.375 percent, in case of the senior notes due 2024. If we sell certain of our assets or experience specified kinds of changes in control, we must offer to repurchase the notes due 2026 and 2024 at 101 percent of the principal amount thereof plus accrued and unpaid interest.
Our senior notes due, respectively, December 15, 2024 and July 15, 2026 contain covenants that will, among other things, limit our ability to create liens, and enter into sale and leaseback transactions. Our senior notes due 2024 also require that, as a condition precedent to incurring certain types of indebtedness not otherwise permitted, our consolidated fixed charge coverage ratio, as calculated on a pro forma basis, be greater than 2.00, as well as containing restrictions on our operations, including limitations on: (i) incurring additional indebtedness; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; (v) asset sales and (vi) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee our senior notes on a joint and several basis. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. As of September 30, 2017, we were in compliance with the covenants and restrictions of these indentures.
Accounts Receivable Securitization. We securitize some of our accounts receivable on a limited recourse basis in the U.S. and Europe. As servicer under these accounts receivable securitization programs, we are responsible for performing all accounts receivable administration functions for these securitized financial assets including collections and processing of customer invoice adjustments. In the U.S., we have an accounts receivable securitization program with three commercial banks comprised of a first priority facility and a second priority facility. We securitize original equipment and aftermarket receivables on a daily basis under the bank program. In April 2017, the U.S. program was amended and extended to April 30, 2019. The first priority facility now provides financing of up to $155 million and the second priority facility, which is subordinated to the first priority facility, now provides up to an additional $25 million of financing. Both facilities monetize accounts receivable generated in the U.S. and Canada that meet certain eligibility requirements, and the second priority facility also monetizes certain accounts receivable generated in the U.S. and Canada that would otherwise be ineligible under the first priority securitization facility. The amount of outstanding third-party investments in our securitized accounts receivable under the U.S. program was $50 million and $30 million at September 30, 2017 and December 31, 2016, respectively.
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
We also securitize receivables in our European operations with regional banks in Europe. The arrangements to securitize receivables in Europe are provided under six separate facilities provided by various financial institutions in each of the foreign jurisdictions. The commitments for these arrangements are generally for one year, but some may be canceled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon notification. The amount of outstanding third-party investments in our securitized accounts receivable in Europe was $212 million and $160 million at September 30, 2017 and December 31, 2016, respectively.
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
In our U.S. accounts receivable securitization program, we transfer a partial interest in a pool of receivables and the interest that we retain is subordinate to the transferred interest. Accordingly, we account for our U.S. securitization program as a secured borrowing. In our European programs, we transfer accounts receivables in their entirety to the acquiring entities and satisfy all of the conditions established under ASC Topic 860, “Transfers and Servicing,” to report the transfer of financial assets in their entirety as a sale. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under our European securitization programs approximates the fair value of such receivables. We recognized $1 million interest expense in each of the three month periods ended September 30, 2017 and 2016, and $3 million and $2 million for the nine month periods ended September 30, 2017 and 2016, respectively, relating to our U.S. securitization program. In addition, we recognized a loss of $2 million in each of the three month periods ended September 30, 2017 and 2016, and $4 million in each of the nine month periods ended September 30, 2017 and 2016, on the sale of trade accounts receivable in our European accounts receivable securitization programs, representing the discount from book values at which these receivables were sold to our banks. The discount rate varies based on funding costs incurred by our banks, which averaged approximately one percent and two percent during the first nine months of 2017 and 2016, respectively.

Financial Instruments. In certain instances, several of our Chinese subsidiaries receive payment from customers through the receipt of financial instruments on the date the customer payments are due. Several of our Chinese subsidiaries also satisfy vendor payments through the delivery of financial instruments on the date the payments are due. Financial instruments issued to satisfy vendor payables and not redeemed totaled $8 million and $12 million at September 30, 2017 and December 31, 2016, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $3 million and $5 million at September 30, 2017 and December 31, 2016, respectively. We classify financial instruments received from our customers as other current assets if issued by a financial institution of our customers or as customer notes and accounts, net if issued by our customer. We classified $3 million and $5 million in other current assets at September 30, 2017 and December 31, 2016, respectively.
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
In managing our foreign currency exposures, we identify and then hedge exposures by creating offsetting intercompany exposures or through third-party derivative contracts. The fair value of our foreign currency forward contracts was a net asset position of less than $1 million at September 30, 2017 and is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. The following table summarizes by major currency the notional amounts for our foreign currency forward purchase and sale contracts as of September 30, 2017. All contracts in the following table mature in 2017.

		September 30, 2017
		Notional Amount in Foreign Currency
		(Millions)
British pounds	—Purchase	10
Canadian dollars	—Sell	(2)
European euro	—Sell	(4)
U.S. dollars	—Purchase	7
	—Sell	(14)
Interest Rate Risk
Our financial instruments that are sensitive to market risk for changes in interest rates are primarily our debt securities. We use our revolving credit facility to finance our short-term and long-term capital requirements. We pay a current market rate of interest on these borrowings. Our long-term capital requirements have been financed with long-term debt with original maturity dates ranging from five to ten years. On September 30, 2017, we had $740 million in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed through July 2026, $225 million is fixed through December 2024, and the remainder is fixed through 2025. We also have $850 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” earlier in this Management’s Discussion and Analysis.
We estimate that the fair value of our long-term debt at September 30, 2017 was about 101 percent of its book value. A one percentage point increase or decrease in interest rates related to our variable interest rate debt would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $10 million.
Equity Prices
We also utilize an equity swap arrangement to offset changes in liabilities related to the equity market risks of our arrangements for deferred compensation and restricted stock unit awards. Gain or losses from changes in fair value of these total return swaps are generally offset by the losses or gains on the related liabilities. In the second quarter, we entered into an equity swap agreement with a financial institution. We selectively use cash-settled share swaps to reduce market risk associated with our deferred liabilities. These equity compensation liabilities increase as our stock price increases and decrease as our stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing us to fix a portion of the liabilities at a stated amount. As of September 30, 2017, we had hedged deferred liability related to approximately 250,000 common share equivalents.

Environmental Matters, Legal Proceedings and Product Warranties
Note 7 in our notes to condensed consolidated financial statements located in Part I Item 1 of this Form 10-Q is incorporated herein for reference.
Tenneco 401(K) Retirement Savings Plan
Effective January 1, 2012, the Tenneco Employee Stock Ownership Plan for Hourly Employees and the Tenneco Employee Stock Ownership Plan for Salaried Employees were merged into one plan called the Tenneco 401(k) Retirement Savings Plan (the “Retirement Savings Plan”). Under the plan, subject to limitations in the Internal Revenue Code, participants may elect to defer up to 75 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We match 100 percent of an employee's contributions up to three percent of the employee's salary and 50 percent of an employee's contributions that are between three percent and five percent of the employee's salary. In connection with freezing the defined benefit pension plans for nearly all U.S. based salaried and non-union hourly employees effective December 31, 2006, and the related replacement of those defined benefit plans with defined contribution plans, we are making additional contributions to the Retirement Savings Plan. We recorded expense for these contributions of approximately $22 million and $21 million for the nine month periods ended September 30, 2017 and 2016, respectively. Matching contributions vest immediately. Defined benefit replacement contributions fully vest on the employee’s third anniversary of employment.
Other Financial Information
The interim financial information included in this Quarterly Report on Form 10-Q for the periods ended
September 30, 2017 and 2016 has not been audited by PricewaterhouseCoopers LLP (“PwC”). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Readers should restrict reliance on PwC’s reports on such information accordingly. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its reports on interim financial information, because such reports do not constitute “reports” or “parts” of registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information regarding our exposure to interest rate risk and foreign currency exchange rate risk, see the caption entitled “Derivative Financial Instruments” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated herein by reference.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the quarter covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness in our internal control over financial reporting previously identified and described more fully under Item 9A in the Company’s amended Annual Report on Form 10-K/A for the year ended December 31, 2016, the Company’s disclosure controls and procedures were not effective as of September 30, 2017 to ensure that information required to be disclosed by our Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.
Internal Controls Surrounding the Accounting for Supplier Payments
A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis.
As previously identified and described more fully under Item 9A in the Company’s amended Annual Report on Form 10-K/A for the year ended December 31, 2016, the Company identified deficiencies that, when aggregated together, resulted in a material weakness in the Company’s internal control over financial reporting in China. Specifically, the Company did not have people with appropriate authority and experience in key positions in China to ensure adherence to Company policies and US GAAP. Additionally, we did not have adequate international oversight to prevent the intentional mischaracterization of the nature of accounting transactions related to payments received from suppliers by certain purchasing and accounting personnel at the Company’s China subsidiaries. The material weakness continued to exist as of the end of the period covered by this Quarterly Report.
The material weakness resulted in the revision of the consolidated financial statements as of December 31, 2016, 2015 and 2014, each interim and year-to-date period in those respective years, and the first interim period in 2017, as described in Note 14 to the condensed consolidated financial statements included in this Quarterly Report. Additionally these control deficiencies could result in the misstatement of the relevant account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected, our management has determined that these control deficiencies constitute a material weakness.
Remediation Plan for Material Weakness in Internal Control over Financial Reporting
The Audit Committee engaged an independent legal firm to investigate these transactions and it concluded that such mischaracterizations were intentional. In particular, certain China personnel created accounting documentation for certain supplier transactions that was inconsistent with the substance of the transactions. With respect to these circumstances, the Company has taken action with respect to the individuals who have engaged in intentional misconduct, and will take further actions as appropriate.
As part of our commitment to strengthening our internal controls over financial reporting, the additional actions expected to be taken have not yet been fully implemented and evidenced; therefore, we concluded that this material weakness continued to exist as of September 30, 2017. To address the material weakness, we are implementing various personnel actions and will initiate other related remedial actions under the oversight of the Audit Committee, including implementing additional training for China accounting and purchasing personnel, augmenting international accounting oversight with qualified personnel in the United States and Europe, and enhancing oversight controls at the Company’s China locations around adherence by Company personnel to policies regarding payments received from suppliers.
We will continue to monitor the effectiveness of these and other processes, procedures and controls and make any further changes management determines appropriate.
Changes in Internal Control Over Financial Reporting
Except as described above, there have been no other changes in our internal control over financial reporting during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
Note 7 in our notes to condensed consolidated financial statements located in Part I Item 1 of this Form 10-Q is incorporated herein for reference.
ITEM 1A.RISK FACTORS
We are exposed to certain risks and uncertainties that could have a material adverse impact on our business, financial condition and operating results. Except for the update to the following risk factor related to governmental investigations, there have been no other material changes to the Risk Factors described in Part I, Item 1A of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2016.
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
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) Not applicable.
(c) Purchase of equity securities by the issuer and affiliated purchasers. The following table provides information relating to our purchase of shares of our common stock in the third quarter of 2017. These purchases reflect shares withheld upon vesting of restricted stock for tax withholding obligations as well as shares repurchased through our share repurchase program. We generally intend to continue to satisfy tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares.
In January 2015, our Board of Directors approved a share repurchase program, authorizing our company to repurchase up to $350 million of our outstanding common stock over a three year period. In October 2015, our Board of Directors expanded this share repurchase program, authorizing the repurchase of an additional $200 million of the Company's outstanding common stock. In February 2017, our Board of Directors authorized the repurchase of up to $400 million of the Company's outstanding common stock over the next three years. This includes $112 million that remained authorized under earlier repurchase programs. The Company anticipates acquiring the shares through open market or privately negotiated transactions, which will be funded through cash from operations. The repurchase program does not obligate the Company to repurchase shares within any specific time or situations, and opportunities in higher priority areas could affect the cadence of this program. We repurchased 2.3 million shares for $131 million through this program in the nine months ended September 30, 2017. Since we announced the share repurchase program in January 2015, we have repurchased 10.7 million shares for $569 million through September 30, 2017.

Period	Total Number of Shares Purchased (1)	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares That May Yet be Purchased Under These Plans or Programs (Millions)
July 2017	81,953	$56.93	81,000	$335
August 2017	603,676	$53.36	603,000	302
September 2017	570,677	$56.31	570,643	269
Total	1,256,306	$54.93	1,254,643	$269

(1)	Includes shares withheld upon vesting of restricted stock in the amount of 953 in July 2017, 676 in August and 34 in September 2017.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, Tenneco Inc. has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TENNECO INC.

By:	/S/ KENNETH R. TRAMMELL
Kenneth R. Trammell
Executive Vice President and Chief Financial Officer
Dated: November 2, 2017

INDEX TO EXHIBITS
TO
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2017

Exhibit Number		Description

*10.1	—	Amendment No. 3, effective October 26, 2017, to Amended and Restated Tenneco Value Added Incentive Compensation Plan.

*12	—	Computation of Ratio of Earnings to Fixed Charges.

*15.1	—	Letter of PricewaterhouseCoopers LLP regarding interim financial information.

*31.1	—	Certification of Brian J. Kesseler under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Kenneth R. Trammell under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of Brian J. Kesseler and Kenneth R. Trammell under Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	—	XBRL Instance Document.

*101.SCH	—	XBRL Taxonomy Extension Schema Document.

*101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.