Form 10-K
period 2017-12-31
TENNECO INC
filed 2018-02-28
CIK 1024725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑      No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑      No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐      No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2017, computed by reference to the price at which the registrant's common stock was last sold on the New York Stock Exchange on June 30, 2017, was approximately $3.0 billion.
Common Stock, par value $.01 per share, outstanding as of February 23, 2018 was 51,429,153.
Documents Incorporated by Reference:

Document	Part of the Form 10-K into which incorporated
Portions of Tenneco Inc.’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 16, 2018	Part III

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

•
changes in consumer demand for our automotive, commercial or aftermarket products, or changes in automotive and commercial vehicle manufacturers’ production rates and their actual and forecasted requirements for our products, due to difficult economic conditions and/or regulatory or legal changes affecting internal combustion engines;

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

•
risks inherent in operating a multi-national company, including economic conditions, such as currency exchange and inflation rates, and political conditions in the countries where we operate or sell our products, adverse changes in trade agreements, tariffs, immigration policies, political stability, and tax and other laws, and potential disruptions of production and supply;

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

•	customer acceptance of new products;

•	our ability to realize our business strategy of improving operating performance;

•	our ability to successfully integrate, and benefit from, any acquisitions that we complete and effectively manage our joint ventures and other third-party relationships;

•	changes by the Financial Accounting Standards Board or the Securities and Exchange Commission of authoritative generally accepted accounting principles or policies;

•	changes in accounting estimates and assumptions, including changes based on additional information;

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

FORM 10-K

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
For more information about these matters, see our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2018.
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

•
We have an Executive Compensation Subcommittee which has the responsibility to consider and approve compensation for our executive officers which is intended to qualify as “performance based compensation” under Section 162(m) of the Internal Revenue Code. We expect this Subcommittee to be phased out in the future as a result of changes to the Internal Revenue Code that eliminated the concept of deductible “performance-based compensation” for our top executives.

Corporate Governance Principles

•	We have adopted Corporate Governance Principles, including qualification and independence standards for directors.

Stock Ownership Guidelines

•	We have adopted Stock Ownership Guidelines to align the interests of our executives and directors with the interests of stockholders and promote our commitment to sound corporate governance.

•
The Stock Ownership Guidelines apply to the independent directors, the Chairman, the Chief Executive Officer, and all other officers with a rank of Vice President (in the executive compensation band) or higher.

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

Related Party Transactions Policy

•
We have adopted a Policy and Procedure for Transactions with Related Persons, under which our Audit Committee must generally pre-approve transactions involving more than $120,000 in any calendar year with our directors, executive officers, five percent or greater stockholders and their immediate family members.

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

CONTRIBUTIONS OF MAJOR BUSINESSES
For information concerning our operating segments, geographic areas and major products or groups of products, see Note 11 to the consolidated financial statements of Tenneco Inc. included in Item 8. The following tables summarize for each of our reportable segments for the periods indicated: (i) net sales and operating revenues; (ii) earnings before interest expense, income taxes and noncontrolling interests (“EBIT”); and (iii) expenditures for plant, property and equipment. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 for information about certain costs and charges included in our results; and our current six operating segments (North America Clean Air, North America Ride Performance, Europe and South America Clean Air, Europe and South America Ride Performance, Asia Pacific Clean Air and Asia Pacific Ride Performance). Within each geographical area, each operating segment manufactures and distributes either clean air or ride performance products primarily for the original equipment and aftermarket industries. Each of the six operating segments constitutes a reportable segment. Costs related to other business activities, primarily corporate headquarters functions, are disclosed separately from the six operating segments as "Other". We evaluate segment performance based primarily on earnings before interest expense, income taxes, and noncontrolling interests. Products are transferred between segments and geographic areas on a basis intended to reflect as nearly as possible the "market value" of the products.
Net Sales and Operating Revenues:

	2017		2016		2015
	(Dollar Amounts in Millions)
Clean Air Division
North America	$3,118	34%	$3,016	35%	$2,839	35%
Europe and South America	2,253	24%	2,031	24%	1,892	23%
Asia Pacific	1,211	13%	1,130	13%	1,080	13%
Intergroup sales	(65)	(1)%	(108)	(1)%	(116)	(1)%
Total Clean Air Division	6,517	70%	6,069	71%	5,695	70%
Ride Performance Division
North America	1,235	13%	1,243	14%	1,323	16%
Europe and South America	1,108	12%	936	11%	876	11%
Asia Pacific	514	6%	435	5%	373	4%
Intergroup sales	(100)	(1)%	(84)	(1)%	(86)	(1)%
Total Ride Performance Division	2,757	30%	2,530	29%	2,486	30%
Total Tenneco Inc.	$9,274	100%	$8,599	100%	$8,181	100%

EBIT:

	2017		2016		2015
	(Dollar Amounts in Millions)
Clean Air Division
North America	$203	49%	$220	43%	$244	48%
Europe and South America	112	27%	98	19%	49	10%
Asia Pacific	133	31%	150	29%	114	22%
Total Clean Air Division	448	107%	468	91%	407	80%
Ride Performance Division
North America	120	29%	157	30%	155	30%
Europe and South America	21	5%	16	3%	(11)	(2)%
Asia Pacific	58	14%	63	12%	44	9%
Total Ride Performance Division	199	48%	236	45%	188	37%
Other	(230)	(55)%	(188)	(36)%	(87)	(17)%
Total Tenneco Inc.	$417	100%	$516	100%	$508	100%

Expenditures for Plant, Property and Equipment:

	2017		2016		2015
	(Dollar Amounts in Millions)
Clean Air Division
North America	$117	30%	$103	30%	$95	32%
Europe and South America	66	17%	74	22%	73	25%
Asia Pacific	41	11%	48	14%	44	15%
Total Clean Air Division	224	58%	225	66%	212	72%
Ride Performance Division
North America	73	19%	55	16%	34	12%
Europe and South America	60	16%	46	13%	38	13%
Asia Pacific	28	7%	13	4%	10	3%
Total Ride Performance Division	161	42%	114	33%	82	28%
Other	—	—%	4	1%	1	—%
Total Tenneco Inc.	$385	100%	$343	100%	$295	100%

Interest expense, income taxes, and noncontrolling interests that were not allocated to our operating segments are:

	2017	2016	2015
	(Millions)
Interest expense (net of interest capitalized)	$73	$92	$67
Income tax expense	70	—	146
Noncontrolling interests	67	68	54

DESCRIPTION OF OUR BUSINESS
We design, manufacture and sell clean air and ride performance systems and products for light vehicle, commercial truck, off-highway and other applications, and generated revenues of $9.3 billion in 2017. We serve both original equipment manufacturers (OEMs) and replacement markets worldwide through leading brands, including Monroe®, Rancho®, Clevite® Elastomers, Axios™, Kinetic®, and Fric-Rot™ ride performance products and Walker®, XNOx®, Fonos™, DynoMax® and Thrush® clean air products.
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

Industry Trends
As the dynamics of the customers we serve change, so do the roles, responsibilities and relationships of the participants. Key trends that we believe are affecting parts suppliers include:
General Economic Factors and Production Levels
Global light vehicle production has increased at a steady pace over the past three years, increasing 2% in 2015, 5% in 2016 and 2% in 2017. The overall rate of growth in 2017 was primarily driven by the 20% growth in South America and 4% growth in Europe, while partially offset by 4% decline in North America. IHS Markit projects global light vehicle production will grow 2% in 2018. Production of commercial trucks globally and off-highway equipment in regulated regions has recovered strongly in 2017. Global commercial trucks grew 13% in 2017, 3% in 2016 and declined 14% in 2015. Power Systems Research forecast these markets to be flat in 2018.
Electrification / Hybridization of the Light Vehicle Fleet
There is significant attention on electrification of the light vehicle fleet with both full battery electric vehicles and hybrid powertrains. Electrified vehicles are expected to grow from under 5% of the fleet today to around 34% by 2025, according to IHS Markit, with hybrids expected to make up almost 90% of the electrified fleet in 2025. The fast growing hybrid powertrains need to meet the increasingly stringent emissions standards and currently represent a content growth opportunity for Tenneco.

Autonomous Vehicle and Mobility Trends
Our Monroe® Intelligent Suspension advanced technologies are well-positioned for autonomous driving trends that we expect will require suspensions with “high speed rail” smoothness. Our in-development active suspension technologies tap into the seeing and sensing capabilities embedded in autonomous features to become predictive and isolate the cabin and its occupants from the road surface. In addition, shared mobility trends and the resulting greater vehicle utilization drive wear and tear on the vehicles, increasing the need for replacement parts.
Aftermarket Opportunities in New Markets
Tenneco has strong aftermarket positions in North America, Europe and South America. We expect there to be aftermarket growth opportunities in areas such as China and India, and are investing to position ourselves as a leading aftermarket supplier in these regions. For example, the China car parc is expected to age and grow significantly over the next decade. By 2025, we expect the China aftermarket will be the largest in the world. We are leveraging our market-leading capabilities from mature markets and investing to develop the right distributor base, drive brand recognition, increase product coverage, build the supply chain and promote our experience as an OE-quality supplier.
Increasing Environmental Standards
OE manufacturers and their parts suppliers are designing and developing products to respond to increasingly stringent environmental requirements, growth in engines using diesel and alternative fuels, and increased demand for better fuel economy. Government regulations require substantial reductions in vehicle tailpipe criteria pollutant emissions and longer warranty periods for a vehicle’s pollution control equipment. The products that our clean air division provides reduce the tailpipe emissions of criteria pollutants. In addition, regulations have been adopted to regulate greenhouse gas emissions of carbon dioxide. Reducing CO2 emissions requires improving fuel economy; as a result improved combustion efficiency and reduction of vehicle mass have become priorities. Manufacturers are responding to all of these regulations with new technologies for gasoline- and diesel-fueled vehicles that minimize pollution and improve fuel economy.
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
To remain competitive as a parts and systems supplier, we invest in engineering, research and development, spending $158 million in 2017, $154 million in 2016, and $146 million in 2015, net of customer reimbursements. Such expenses reimbursed by our customers totaled $164 million in 2017, $137 million in 2016, and $145 million in 2015, including building prototypes and incurring other costs on behalf of our customers. We also fund and sponsor university and other independent research to advance our clean air and ride performance development efforts.
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

This shift towards fully integrated modules and systems created the role of the Tier 1 systems integrator, a supplier responsible for executing a broad array of activities, including design, development, engineering, and testing of component parts, modules and systems. As an established Tier 1 supplier, we have produced modules and systems for various vehicle platforms produced worldwide, including supplying ride performance modules for the Chevrolet Silverado, GMC Sierra, Chevrolet Malibu, Chevrolet Impala and Chevrolet Cruze and emission control systems for the Chevrolet Colorado, GMC Canyon, Ford Super Duty, Ford Focus, Chevrolet Silverado, GMC Sierra, Chevrolet Malibu, Opel Astra, and VW Golf. In addition, we continue to design other modules and systems for platforms yet to be introduced to the global marketplace.
Global Reach of OE Customers
Changing market dynamics are driving OEMs and their parts suppliers to expand their global reach:

•
Growing Importance of Growth Markets:    Because the North American and Western European automotive regions are mature, OEMs are increasingly focusing on other markets for growth opportunities, such as India and China. As OEMs have penetrated new regions, growth opportunities for suppliers have emerged.

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

Global Rationalization of OE Vehicle Platforms
OEMs have standardized on global platforms designing basic mechanical structures that are suitable for a number of similar vehicle models and able to accommodate different features for more than one region. This standardization will drive production of light vehicles designed on global platforms to grow. Accordingly, light vehicle platforms whose annual production exceed one million units are expected to grow from 57 percent of global OE production in 2017 to 61 percent in 2022 based on data provided by IHS Automotive.
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
Changing Aftermarket Distribution Channels and Increased Competition from Lower cost, Private-Label Products
From 2003 to 2017, the number of traditional jobber stores declined in the U.S. Major aftermarket retailers, such as AutoZone and Advance Auto Parts, have continued their work to expand their retail outlets and commercial distribution strategies to sell directly and more effectively to parts installers, which historically had purchased the majority of their needs from local warehouse distributors and jobbers. The size and number of consolidations as well as key customer distribution center footprint expansions have increased in the last few years, including Advance Auto Parts' purchase of Carquest (which included WorldPac), AutoZone's purchase of Interamerican Motor Company, O'Reilly Auto Parts' purchase of V.I.P., and more recently Bond Auto, to expand their entrance into the Northeast U.S. market, and Icahn Enterprises L.P.'s agreement to acquire Pep Boys and AutoPlus. We are well positioned to respond to these trends and feel our strategy and portfolio of customers are in line with the market changes and opportunities. We make and sell high-quality products marketed under premium brands that appeal to aftermarket retailers and the customers they serve. In addition, our breadth of suspension and emissions control products and a reputation for customer service provide benefits to both wholesalers and retailers.
More recently, our aftermarket business is facing increasing competition from lower cost, private-label products and there is growing pressure to expand our entry level product lines so that retailers may offer a greater range of price points to their consumer customers.
Analysis of Revenues
The table below provides, for each of the years 2015 through 2017, information relating to our net sales and operating revenues, by primary product lines and customer categories.

	Net Sales Year Ended December 31,
	2017	2016	2015
	(Millions)
Clean Air Products & Systems
Aftermarket	$301	$305	$318
Original Equipment
OE Value-add	4,029	3,736	3,489
OE Substrate(1)	2,187	2,028	1,888
	6,216	5,764	5,377
	6,517	6,069	5,695
Ride Performance Products & Systems
Aftermarket	950	937	941
Original Equipment	1,807	1,593	1,545
	2,757	2,530	2,486
Total Revenues	$9,274	$8,599	$8,181

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 for a discussion of substrate sales.
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
In 2017, we served more than 80 different OEMs and commercial truck and off-highway engine manufacturers worldwide, and our products were included on six of the top 10 passenger car models produced for sale in Europe and nine of the top 10 light truck models produced for sale in North America for 2017.
During 2017, our OE customers included the following manufacturers of light vehicles, commercial trucks and off-highway equipment and engines:

North America	Europe	Asia
AM General	Agco Corp	Austem
BMW	AvtoVAZ	Beijing Automotive
Caterpillar	BMW	BMW
CNH Industrial	Caterpillar	Brilliance Automobile
Daimler AG	CNH Industrial (Iveco)	CAMC
FCA	Daimler AG	Chang'an Automotive
Ford Motor	Deutz AG	China National Heavy-Duty Truck Group
General Motors	Ford Motor	Daimler AG
Harley-Davidson	Geely Automobile	Dongfeng Motor
Honda Motors	General Motors	FCA
Hyundai Motor	John Deere	First Auto Works
John Deere	Mazda Motor	Ford Motor
Navistar International	McLaren Automotive	Geely Automobile
Renault/Nissan	Paccar	General Motors
Paccar	PSA Peugeot Citroen	Great Wall Motor
Toyota Motor	Renault/Nissan	Isuzu Motor Company
Volkswagen Group	Suzuki Motor	Jiangling Motors
Volvo Global Truck	Tata Motors	JND
	Toyota Motor	Kubota
	Volkswagen Group	Renault/Nissan
	Volvo Global Truck	SAIC Motor
Tata Motors
Toyota Motor
Weichai Power
Yuchai Group

Australia	South America	India
General Motors	CNH Industrial (Iveco)	Ashok Leyland
Toyota Motor	Daimler AG	BMW
	FCA	Daimler AG
	Ford Motor	Ford Motor
	General Motors	General Motors
	John Deere	John Deere
	PSA Peugeot Citroen	Mahindra & Mahindra
	Randon S.A.	Renault/Nissan
	Renault/Nissan	Suzuki Motor
	Toyota Motor	Tata Motors
	Volkswagen Group	Toyota Motor
Volkswagen Group

The following customers accounted for 10 percent or more of our net sales in any of the last three years.

Customer	2017	2016	2015
General Motors Company	14%	17%	15%
Ford Motor Company	13%	13%	14%
During 2017, our aftermarket customers were comprised of full-line and specialty warehouse distributors, retailers, jobbers, installer chains and car dealers. These customers included National Auto Parts Association (NAPA)/Alliance, Advance Auto Parts, O’Reilly Auto Parts, and AutoZone in North America; Auto Teile Ring, Autodistribution International, Nexus Automotive International, Temot Autoteile GmbH, and Group Auto Union in Europe; and Rede Presidente in South America. We believe our aftermarket revenue mix is balanced, with our top 10 aftermarket customers accounting for 65 percent of our net aftermarket sales and our aftermarket sales representing 14 percent of our total net sales in 2017.
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
We supply our clean air offerings to approximately 25 light vehicle manufacturers, including five of the top 10 passenger car models produced in Europe and eight of the top 10 light truck models produced in North America for 2017. We also supply clean air products to approximately 30 manufacturers of commercial trucks, off-highway equipment and engines, and other vehicles including BMW Motorcycle, Caterpillar, CNHTC, Daimler Trucks, Deutz, FAW Truck, Ford, Harley-Davidson, John Deere, Kubota, Scania and Weichai Power.
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
We supply our ride performance offerings to approximately 25 light vehicle manufacturers, including five of the top 10 passenger car models produced in Europe and eight of the top 10 light truck models produced in North America for 2017. We also supply ride performance products and systems to approximately 40 manufacturers of commercial truck, off-highway and other vehicles including Caterpillar, Daimler Trucks, John Deere, Navistar, Paccar, Scania and Volvo Truck.
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
Clean Air
We operate 64 clean air manufacturing facilities worldwide, of which 16 facilities are located in North America, 21 in Europe and South America, and 27 in Asia Pacific. We operate 17 of the manufacturing facilities in Asia Pacific through joint ventures in which we hold a controlling interest. We operate five clean air engineering and technical facilities worldwide and share three other such facilities with our ride performance operations. Of the five clean air engineering and technical facilities, one is located in North America, two in Europe, and two in Asia Pacific. In addition, two joint ventures in which we hold a noncontrolling interest operate a total of two manufacturing facilities in Europe.
Our clean air manufacturing operations are organized by core competency: final assembly welding, muffler manufacturing, catalytic converter canning, pipe bending, pipe making and stamping. All sites are deploying a focused factory operating model around these competencies, promoting efficient production and material management in a safe environment. Effective sharing of best business practices and engaged employees enable us to rapidly improve manufacturing operations to best in class. To continuously drive improvement we deployed and operate within the Tenneco Business System, which focuses on execution of

Tenneco requirements in seven specific areas (total quality management, total productive maintenance, continuous improvement, visual factory, safety, environmental, and materials management).
We continue to invest in equipment, infrastructure and new processes to remain competitive, serve our customers and deliver industry cost leadership. Our industry leading global clean air manufacturing footprint employs a strategy of final assembly JIT (just in time) manufacturing sites close to our customers and centres of excellence for component manufacturing. Most recently manufacturing has continued to develop laser welding for various products including mixer production, introduced precision assembly for acoustic valves and increased levels of automation across all core competencies.
To strengthen our position as a Tier 1 OE systems supplier, we have developed some of our clean air manufacturing operations into “just-in-time” or “JIT” systems. In this system, a JIT facility located close to our OE customer’s manufacturing plant receives product components from both our manufacturing operations and independent suppliers, and then assembles and ships products to the OEMs on an as-needed basis. To manage the JIT functions and material flow, we have advanced computerized material requirements planning systems linked with our customers’ and supplier partners’ resource management systems. We have 25 clean air JIT assembly facilities worldwide, of which four facilities are located in North America, nine in Europe, and 12 in Asia Pacific.
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

Ride Performance
We operate 28 ride performance manufacturing facilities worldwide, of which nine facilities are located in North America, ten in Europe and South America, and nine in Asia Pacific. We operate two of the facilities through joint ventures in which we hold a controlling interest, one in Europe and another one in Asia. We operate seven engineering and technical facilities worldwide and share three other such facilities with our clean air operations. Of the seven ride performance engineering and technical facilities, two are located in North America, four in Europe and South America, and one in Asia Pacific.
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
The Quality Management System is detailed in Tenneco's Global Quality Manual. The Global Quality Manual complies with the IATF 16949:2016 and ISO 9001:2015 specifications, and customers' specific requirements. We continue to implement and monitor all new and proposed required standards in advance of their due date. All of Tenneco's manufacturing facilities, where it has been determined that certification is necessary to serve the customer, or would provide an advantage in securing additional business, have successfully achieved the applicable standard's requirements. Additionally, each employee is expected to follow the relevant standards, policies, and procedures contained in the Global Quality Manual.
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
Our revenues generated by our commercial truck, off-highway and other business sectors were 12 percent of our total annual OE revenues in 2017 and 11 percent in 2016.
Expand and Adjust Manufacturing Footprint and Engineering Capabilities
We continue to expand and adjust our global footprint to serve OE and aftermarket customers, building our capabilities to engineer and produce cost competitive, cutting-edge products around the world. In 2015, we opened new facilities in Jeffersonville, Indiana, Sanand, India, Stanowice, Poland and Suzhou, China. We also expanded our manufacturing operations in Celaya, Mexico that produce dampers and other ride performance products for light vehicles and commercial trucks and in Tredegar, U.K. to support growth on significant incremental new business. In addition, we built out our engineering capabilities in Poland, as well as the expansion of our testing capabilities in Germany. In 2016, we opened new facilities in Spring Hill, Tennessee and Lansing, Michigan to support our customers' growth. We also expanded our manufacturing operations in Puebla, Mexico and Birmingham, UK to support growth on significant incremental business. In addition, we built out our testing capabilities in Zwickau, Germany. In 2017, we continued expanding our operations in Puebla as well as expanded capacity in Cangzhou, China. We also expanded production in our Poland plant to meet increasing demand for our Aftermarket ride control products.
Besides expanding our manufacturing footprint and engineering capabilities to serve new customers or markets, we are re-aligning our production, supply chain and other operational functions to ensure standardization, remove redundancies, reduce transit costs, leverage economies of scale, and optimize manufacturing productivity. Adjusting to customer volumes we closed our assembly plant in St. Petersburg, Russia in 2016. In June 2017, we announced the closing of our Clean Air manufacturing plant in O'Sullivan Beach, Australia when General Motors and Toyota end vehicle production in the country, which occurred in October 2017.
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
In April 2017, we sold our 49% equity interest in the Futaba-Tenneco U.K. joint venture entity which produces stamped metal parts to our partner in that joint venture, Futaba Industrial Co., Ltd.
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
Adapt Cost Structure to Economic Realities
We aggressively respond to difficult economic environments, aligning our operations to any resulting reductions in production levels and replacement demand and executing comprehensive restructuring and cost-reduction initiatives. For example, on January 31, 2013, we announced our intent to reduce structural costs in Europe by approximately $60 million annually. With the disposition of the Gijon, Spain plant, which was completed at the end of the first quarter of 2016, the annualized rate essentially reached our target of $55 million, at the current exchange rates. In November 2015, we closed on the sale of certain assets related to our Marzocchi mountain bike suspension product line to the affiliates of Fox Factory Holding Corp.; and in December 2015, we closed on the sale of the Marzocchi motorcycle fork product line to an Italian company, VRM S.p.A. These actions were a part of our ongoing efforts to optimize our Ride Performance product line globally while continuously improving our operations and increasing profitability. In June 2017, we announced the closing of our Clean Air manufacturing plant in O'Sullivan Beach, Australia when General Motors and Toyota end vehicle production in the country, which occurred in October 2017. All such restructuring activities related to this initiative are expected to be completed by the first quarter of 2018.
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

Environmental Matters
For additional information regarding environmental matters, see Item 3, “Legal Proceedings,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 12 of the consolidated financial statements included in Item 8.
Employees
As of December 31, 2017, we had approximately 32,000 employees of whom approximately 44 percent were covered by collective bargaining agreements. European works councils cover 15 percent of our total employees, a majority of whom are also included under collective bargaining agreements. Several of our existing labor agreements covering plants in Mexico, Argentina, Brazil, Europe, India and Thailand are expiring in 2018. We regard our employee relations as satisfactory.

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
We are a global company and, as such, our businesses are affected by economic conditions in the various geographic regions in which we do business. Economic difficulties generally lead to tightening of credit and liquidity. These conditions often lead to low consumer confidence, which in turn results in delayed and reduced purchases of durable goods such as automobiles and other vehicles. As a result, during difficult economic times our OEM customers can significantly reduce their production schedules. For example, light vehicle production declined significantly during the economic crisis in 2008 and 2009 in North America and Europe. More recently, light vehicle and commercial truck production has declined significantly in South America in 2015 and 2016 and persistent challenges in the Chinese economy going into 2018 may result in lower-than-anticipated growth in both light and commercial vehicles in the region. Additionally, production of off-highway equipment with our content on them have been weak in certain product applications, such as agricultural and construction equipment in the United States and Europe. Any deterioration or prolonged difficulty in economic conditions in any region in which we do business could have a material adverse effect on our business, financial position and liquidity.
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
Demand for and pricing of our products are subject to economic conditions and other factors present in the various domestic and international markets where our products are sold. Demand for our OE products is subject to the level of consumer demand for new vehicles that are equipped with our parts. The level of new light vehicle, commercial truck and off-highway vehicle purchases is cyclical, affected by such factors as general economic conditions, interest rates and availability of credit, consumer confidence, patterns of consumer spending, industrial construction levels, fuel costs, government incentives and vehicle replacement cycles. Consumer preferences and government regulations also impact the demand for new light vehicle purchases equipped with our products. For example, if consumers increasingly prefer electric vehicles, demand for the vehicles equipped with our clean air products would decrease.
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
We depend on major vehicle manufacturers for a substantial portion of our net sales. For example, during the fiscal year ended December 31, 2017, GM and Ford accounted for 14 percent and 13 percent of our net sales, respectively. The loss of all or a substantial portion of our sales to any of our large-volume customers could have a material adverse effect on our financial condition and results of operations by reducing cash flows and our ability to spread costs over a larger revenue base. We may make fewer sales to these customers for a variety of reasons, including but not limited to: (1) loss of awarded business; (2) reduced or delayed customer requirements; (3) strikes or other work stoppages affecting production by the customers; or (4) reduced demand for our customers’ products.
In addition, our OE customers compete intensively against each other and other OE manufacturers. The loss of market share by any of our significant OE customers could have a material adverse effect on our business unless we are able to achieve increased sales to other OE manufacturers.
We are subject to, and could be further subject to, government investigations or actions by other third parties.
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
The realization of future sales from awarded business is inherently subject to a number of important risks and uncertainties, including the number of vehicles that our OE customers will actually produce, the timing of that production and the mix of options that our OE customers and consumers may choose. For example, light vehicle production declined significantly during the economic crisis in 2008 and 2009 in North America and Europe. More recently, light vehicle and commercial truck production has declined significantly in South America in 2015 and 2016 and persistent challenges in the Chinese economy going into 2018 may result in lower-than-anticipated growth in both light and commercial vehicles in the region. In addition to the risks inherent in the cyclicality of vehicle production, our customers generally have the right to replace us with another supplier at any time for a variety of reasons and have demanded price decreases over the life of awarded business. Accordingly, we cannot assure you that we will in fact realize any or all of the future sales represented by our awarded business. Any failure to realize these sales could have a material adverse effect on our financial condition, results of operations, and liquidity.
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
We regularly implement strategic and other initiatives designed to improve our operating performance. Our inability to implement these initiatives in accordance with our plans or our failure to achieve the goals of these initiatives could have a material adverse effect on our business. We rely on these initiatives to offset pricing pressures from our suppliers and our customers, as described above, as well as to manage the impacts of production cuts, such as the significant production decreases we experienced during 2008 and 2009 as a result of the global economic crisis, and the lingering effects this crisis had in Europe in particular. Our implementation of announced initiatives is from time to time subject to legal challenge in certain non-U.S. jurisdictions (where applicable employment laws differ from those in the United States). Furthermore, the terms of our senior credit facility and the indentures governing our notes may restrict the types of initiatives we undertake. In the past we have been successful in obtaining the consent of our senior lenders where appropriate in connection with our initiatives. We cannot assure you, however, that we will be able to pursue, successfully implement or realize the expected benefits of any initiative or that we will be able to sustain improvements made to date.
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
Significant increases in the cost of certain raw materials used in our products, mainly steel, oil and rubber, or the cost of utility services required to produce our products, to the extent they are not timely reflected in the price we charge our customers or are otherwise mitigated, could materially and adversely impact our results. For example, during 2017, carbon steel prices as well as raw material prices (such as ferrochrome, iron ore, scrap and coking coal) to produce carbon steel and stainless steel remained at high levels after the sharp increases in 2016. In addition, both the European Union as well as the United States continue to impose a variety of anti-dumping duties on carbon steel as well as stainless steel. This not only results in higher domestic pricing but limits opportunities in terms of off shore buying. Carbon steel prices in North America increased further in the fourth quarter of 2017 in the run-up to the mandated "232 Section Investigations" against the import deadline of mid January 2018.
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
Furthermore, due to the cost focus of our major customers, we have been, and expect to continue to be, requested to reduce prices as part of our initial business quotations and over the life of vehicle platforms we have been awarded. We cannot be certain that we will be able to generate cost savings and operational improvements in the future that are sufficient to offset price reductions requested by existing customers and necessary to win additional business. Customers also direct us into suppliers for component purchases not allowing us to leverage our own supply base and realize cost reductions on this directed spend.
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
The average useful life of automotive parts has steadily increased in recent years due to innovations in products and technologies. The longer product lives allow vehicle owners to replace parts of their vehicles less often. As a result, a portion of sales in the aftermarket has been displaced. This has adversely impacted, and could continue to adversely impact, our aftermarket sales. Also, any additional increases in the average useful lives of automotive parts would further adversely affect the demand for our aftermarket products. Aftermarket sales represented approximately 13 percent, 14 percent and 15 percent of our net sales in the fiscal years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively.
Any acquisitions we make could disrupt our business and seriously harm our financial condition.
We may, from time to time, consider acquisitions of complementary companies, products or technologies. Acquisitions involve numerous risks, including difficulties in the assimilation of the acquired businesses, the diversion of our management’s attention from other business concerns and potential adverse effects on existing business relationships with customers and suppliers. In addition, any acquisitions could involve the incurrence of substantial additional indebtedness. We cannot assure you that we will be able to successfully integrate any acquisitions that we pursue or that such acquisitions, and the potential related synergies, will perform as planned or prove to be beneficial to our operations and cash flow, or deliver any anticipated strategic benefits. Any such failure could seriously harm our business, financial condition and results of operations.
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
We have manufacturing and distribution facilities in many regions and countries, including Australia, Asia, North America, Europe, South Africa and South America, and sell our products worldwide. For the fiscal year ended December 31, 2017, approximately 53 percent of our net sales were derived from operations outside North America. Current events, including tax reform proposals and the possibility of renegotiated trade deals and international tax law treaties, create a level of uncertainty, and potentially increased complexity, for multi-national companies. These uncertainties could have a material adverse effect on our business and our results of operations and financial condition. In addition, international operations are subject to various risks which could have a material adverse effect on those operations or our business as a whole, including:

•	currency exchange rate fluctuations;

•	exposure to local economic conditions and labor issues;

•	exposure to local political conditions, including the risk of seizure of assets by a foreign government;

•	exposure to local social unrest, including any resultant acts of war, terrorism or similar events;

•	exposure to local public health issues and the resultant impact on economic and political conditions;

•	Inflation in certain countries;

•	controls on the repatriation of cash, including imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries;

•	export and import restrictions and an unfavorable trade environment, including as a result of political conditions and changes in the laws in the United States and elsewhere; and

•	requirements for manufacturers to use locally produced goods.
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
We have a significant amount of long-lived assets and goodwill on our consolidated balance sheet. Under generally accepted accounting principles, long-lived assets are required to be reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. If business conditions or other factors cause profitability and cash flows to decline, we may be required to record non-cash impairment charges. Goodwill must be evaluated for impairment annually or more frequently if events indicate it is warranted. If the carrying value of our reporting units exceeds their current fair value as determined based on discounted future cash flows of the related business, the goodwill is considered impaired. As a result, a goodwill impairment loss would be measured at the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. Events and conditions that could result in impairment in the value of our long-lived assets and goodwill include changes in the industries in which we operate, particularly the impact of a downturn in the global economy, as well as competition and advances in technology, adverse changes in the regulatory environment, or other factors leading to reduction in expected long-term sales or profitability. We recorded an $11 million non-cash goodwill impairment charge related to Europe and South America Ride Performance reporting unit in the fiscal year ended December 31, 2017 and did not record any non-cash asset impairment charges during the fiscal years ended December 31, 2016 or 2015.
The value of our deferred tax assets could become impaired, which could materially and adversely affect our operating results.
As of December 31, 2017, we had approximately $193 million in net deferred tax assets. These deferred tax assets include net operating loss carryovers and tax credits that can be used to offset taxable income in future periods and reduce income taxes payable in those future periods. Each quarter, we determine the probability of the realization of deferred tax assets, using significant judgments and estimates with respect to, among other things, historical operating results and expectations of future earnings and tax planning strategies. If we determine in the future that there is not sufficient positive evidence to support the valuation of these assets, due to the risk factors described herein or other factors, we may be required to further adjust the valuation allowance to reduce our deferred tax assets. Such a reduction could result in material non-cash expenses in the period in which the valuation allowance is adjusted and could have a material adverse effect on our results of operations.
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
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. As disclosed in Part II, Item 9A, management identified a material weakness in internal control over financial reporting related to the accounting for payments received by the Company from suppliers by certain purchasing and accounting personnel at the Company’s China subsidiaries. A material weakness (as defined in Rule 12b-2) is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, management concluded that internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-An Integrated Framework  (2013).” This material weakness resulted in a revision to our consolidated financial statements as of December 31, 2016, 2015 and 2014, each quarterly and year-to-date periods in those respective years, and the first quarterly period in 2017. We have designed, and are implementing, a remediation plan to address this material weakness. If remedial measures are insufficient to address the material weakness, or if additional material weaknesses in internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

ITEM 1B.UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.PROPERTIES.
We lease our principal executive offices, which are located at 500 North Field Drive, Lake Forest, Illinois, 60045.
Our Clean Air product line operates 64 manufacturing facilities worldwide, of which 16 facilities are located in North America, 21 in Europe and South America, and 27 in Asia Pacific. Clean Air also operates five engineering and technical facilities worldwide and shares three other such facilities with Ride Performance. Twenty-five of these manufacturing plants are JIT facilities. In addition, two joint ventures in which we hold a noncontrolling interest operate a total of two manufacturing facilities in Europe, all of which are JIT facilities.
Our Ride Performance product line operates 28 manufacturing facilities worldwide, of which nine facilities are located in North America, ten in Europe and South America, and nine in Asia Pacific. Ride Performance also operates seven engineering and technical facilities worldwide and shares three other such facilities with Clean Air. Four of these manufacturing plants are JIT facilities located in Europe and India.

The above-described manufacturing locations are located in Argentina, Australia, Belgium, Brazil, Canada, China, Czech Republic, France, Germany, Hungary, India, Italy, Japan, Mexico, Poland, Portugal, Russia, Spain, South Africa, South Korea, Sweden, Thailand, the United Kingdom and the United States. We also have a sales office located in Singapore.
We own 48 and lease 64 of the properties described above. We hold 19 of the above-described international manufacturing facilities through eight joint ventures in which we own a controlling interest. In addition, two joint ventures in which we hold a noncontrolling interest operate a total of two manufacturing facilities in Europe. We also have distribution facilities at our manufacturing sites and at a few off-site locations, substantially all of which we lease.
We believe that substantially all of our plants and equipment are, in general, well maintained and in good operating condition. They are considered adequate for present needs and, as supplemented by planned construction, are expected to remain adequate for the near future.
We also believe that we have generally satisfactory title to the properties owned and used in our respective businesses.

ITEM 3.LEGAL PROCEEDINGS.
We are involved in environmental remediation matters, legal proceedings, claims (including warranty claims) and investigations. These matters are typically incidental to the conduct of our business and create the potential for contingent losses. We accrue for potential contingent losses when our review of available facts indicates that it is probable a loss has been incurred and the amount of the loss is reasonably estimable. Each quarter we assess our loss contingencies based upon currently available facts, existing technology, presently enacted laws and regulations and taking into consideration the likely effects of inflation and other societal and economic factors and record adjustments to these reserves as required. As an example, we consider all available evidence including prior experience in remediation of contaminated sites, other companies’ cleanup experiences and data released by the United States Environmental Protection Agency or other organizations when we evaluate our environmental remediation contingencies. All of our loss contingency estimates are subject to revision in future periods based on actual costs or new information. With respect to our environmental liabilities, where future cash flows are fixed or reliably determinable, we have discounted those liabilities. We evaluate recoveries separately from the liability and, when they are assured, recoveries are recorded and reported separately from the associated liability in our consolidated financial statements.
Environmental Matters
We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense costs related to an existing condition caused by past operations that do not contribute to current or future revenue generation. As of December 31, 2017, we have the obligation to remediate or contribute towards the remediation of certain sites, including one Federal Superfund site. At December 31, 2017, our aggregated estimated share of environmental remediation costs for all these sites on a discounted basis was approximately $14 million, of which $2 million is recorded in other current liabilities and $12 million is recorded in deferred credits and other liabilities in our consolidated balance sheet. For those locations where the liability was discounted, the weighted average discount rate used was 2.3 percent. The undiscounted value of the estimated remediation costs was $17 million. Our expected payments of environmental remediation costs are estimated to be approximately $2 million in 2018, $1 million each year beginning 2019 through 2022 and $11 million in aggregate thereafter.
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
Following the EC’s decision to administratively close its antitrust inquiry into exhaust systems in 2017, Tenneco’s receipt of conditional leniency from the DOJ in 2014 and discussions during the third quarter of 2017 following the appointment of a special settlement master in the civil putative class action cases pending against Tenneco and/or certain of its competitors in the U.S., Tenneco continues to vigorously defend itself and/or take actions to minimize its potential exposure to matters pertaining to the global antitrust investigation, including engaging in settlement discussions when it is in the best interests of the company and its stockholders. For example, in October 2017, Tenneco settled an administrative action brought by Brazil's competition authority for an amount that was not material. Additionally, in February 2018, Tenneco settled civil putative class action litigation in the United States brought by classes of direct purchasers, end-payors and auto dealers. No other classes of plaintiffs have brought claims against Tenneco in the United States. Based upon those earlier developments, including settlement discussions, Tenneco established a reserve of $132 million in its second quarter 2017 financial results for settlement costs that were probable, reasonably estimable, and expected to be necessary to resolve Tenneco’s antitrust matters globally, which primarily involves the resolution of civil suits and related claims. Of the $132 million reserve that was established, $45 million was paid in 2017 to resolve certain antitrust claims and the remaining reserve is recorded in other current liabilities. While Tenneco continues to cooperate with certain competition agencies investigating possible violations of antitrust laws relating to products supplied by Tenneco, and the company may be subject to other civil lawsuits and/or related claims, no amount of this reserve is attributable to matters with the DOJ or the EC, and no such amount is expected based on current information.
Our reserve for antitrust matters is based upon all currently available information and an assessment of the probability of events for those matters where Tenneco can make a reasonable estimate of the costs to resolve such outstanding matters. Tenneco’s estimate involves significant judgment, given the number, variety and potential outcomes of actual and potential claims, the uncertainty of future rulings and approvals by a court or other authority, the behavior or incentives of adverse parties or regulatory authorities, and other factors outside of the control of Tenneco. As a result, Tenneco’s reserve may change from time to time, and actual costs may vary. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, we do not expect that any such change in the reserve will have a material adverse impact on our annual consolidated financial position, results of operations or liquidity.
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

ITEM 4.MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 4.1.EXECUTIVE OFFICERS OF THE REGISTRANT.
The following provides information concerning the persons who serve as our executive officers as of February 28, 2018.

Name and Age	Offices Held

Gregg M. Sherrill (65)	Executive Chairman
Brian J. Kesseler (51)	Chief Executive Officer
Kenneth R. Trammell (57)	Executive Vice President and Chief Financial Officer
Peng (Patrick) Guo (52)	Executive Vice President and President Clean Air
Martin Hendricks (55)	Executive Vice President and President Ride Performance
Jason M. Hollar (44)	Senior Vice President Finance
Gregg Bolt (58)	Senior Vice President Global Human Resources and Administration
Brandon B. Smith (37)	Senior Vice President, General Counsel and Corporate Secretary
Paul D. Novas (59)	Vice President Finance and Interim Controller
Ben P. Patel (50)	Vice President and Chief Technology Officer
Gregg M. Sherrill — Mr. Sherrill became our Executive Chairman in May 2017. Mr. Sherrill was named the Chairman and Chief Executive Officer of Tenneco in January 2007. Mr. Sherrill joined us from Johnson Controls Inc., where he served since 1998, most recently as President, Power Solutions. From 2002 to 2003, Mr. Sherrill served as the Vice President and Managing Director of Europe, South Africa and South America for Johnson Controls’ Automotive Systems Group. Prior to joining Johnson Controls, Mr. Sherrill held various engineering and manufacturing assignments over a 22-year span at Ford Motor Company, including Plant Manager of Ford’s Dearborn, Michigan engine plant, Chief Engineer, Steering Systems and Director of Supplier Technical Assistance. Mr. Sherrill became a director of our company in January 2007.
Brian J. Kesseler - Mr. Kesseler was named Chief Executive Officer in May 2017. He served as Chief Operating Officer from January 2015 to May 2017. Prior to joining Tenneco, he spent more than 20 years working for Johnson Controls Inc., most recently serving as President of the Johnson Controls Power Solutions business. In 2013, he was elected a corporate officer, and was a member of the Johnson Controls executive operating team. Mr. Kesseler also served as the sponsor of Johnson Controls’ Manufacturing Operations Council. Mr. Kesseler joined JCI in 1994 and during his tenure held leadership positions in all of the company’s business units, including serving as Vice President and General Manager, Service-North America, Systems and Services Europe, and Unitary Products Group, for the Building Efficiency business. He began his career with the Ford Motor Company in 1989 and worked in North America Assembly Operations for five years, specializing in manufacturing management. Mr. Kesseler became a director of our company in October 2016.
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
Peng (Patrick) Guo — Mr. Guo was named Executive Vice President and President Clean Air in March 2017. Previously, Mr. Guo was Executive Vice President, Asia Pacific since December 2016, and was Senior Vice President and General Manager, Asia Pacific from October 2014 until December 2016. Mr. Guo served as Vice President and Managing Director, China from 2007 until October 2014. From 1996 to 2003, Mr. Guo served as General Manager, Asia Aftermarket Operations while based in Beijing, China. He left Tenneco in October 2003 to become president of the AGC Automotive China Operations for the Ashai Glass Company. He returned to Tenneco in July 2007. Before joining Tenneco, Mr. Guo was an engineer at the Ford Motor Company, which included assignments in manufacturing, quality and product design.
Martin Hendricks — Mr. Hendricks was named Executive Vice President and President Ride Performance in February 2017. Mr. Hendricks joined Tenneco from Federal Mogul Corp. where he had been since May 2008, serving most recently as president, global braking and regional president, EMEA, based in Glinde, Germany. During his time at Federal Mogul, Mr. Hendricks served in management and executive roles in both OE and aftermarket businesses and in the EMEA, North America and South America regions. His previous experience includes leadership positions with EurotaxGlass International AG, TRW and Robert Bosch. Mr. Hendricks has more than 25 years of experience with an extensive background in optimizing operations, driving sales and market share growth, integrating businesses and expanding in new markets.

Jason M. Hollar — Mr. Hollar joined Tenneco as Senior Vice President Finance in June 2017. Prior to joining Tenneco, Mr. Hollar was Chief Financial Officer of Sears Holdings Corporation beginning in October 2016 and has served as Senior Vice President, Finance of Sears since October 2014. Previously, he was with Delphi Automotive PLC, serving from December 2013 to September 2014 as Vice President and Corporate Controller and from April 2011 to November 2013 as CFO, Powertrain Systems and Delphi Europe, Middle East and Africa.
Gregg Bolt — Mr. Bolt was named our Senior Vice President Global Human Resources and Administration in February 2013. Prior to joining Tenneco, Mr. Bolt worked for Quad/Graphics, Inc. as Executive Vice President, Human Resources and Administration from March 2009 to January 2013. Previously, he was with Johnson Controls Inc. for more than 10 years, serving most recently as Vice President, Human Resources for JCI’s Building Efficiency division.
Brandon B. Smith — Mr. Smith has served as our Senior Vice President, General Counsel and Corporate Secretary since February 2018 and is responsible for managing our worldwide legal affairs including corporate governance and compliance. Previously, he served as our Vice President, Deputy General Counsel and Assistant Secretary since November 2014 and Interim General Counsel since October 2017. Mr. Smith also served as our Assistant General Counsel from April 2011 to November 2014 and as our Senior Corporate Counsel from November 2010 until April 2011. Mr. Smith joined Tenneco in July 2008 as Corporate Counsel. Prior to joining Tenneco, Mr. Smith was a corporate attorney with Kirkland & Ellis LLP, representing both public and private enterprises on a wide variety of corporate engagements.
Paul D. Novas — Mr. Novas was named Vice President Finance and Interim Controller in October 2017. Previously he served as Vice President Finance for Tenneco since March 2015. He also served as Vice President and Controller since July 2006. Mr. Novas served as Vice President, Finance and Administration for Tenneco Europe from January 2004 until July 2006 and as Vice President and Treasurer of Tenneco from November 1999 until January 2004. Mr. Novas joined Tenneco in 1996 as Assistant Treasurer responsible for corporate finance and North American treasury operations. Prior to joining Tenneco, Mr. Novas worked in the treasurer's office of General Motors Corporation for 10 years.
Ben P. Patel — Dr. Patel was named Vice President and Chief Technology officer in March 2017. Previously, he served as Vice President, Global Research and Development, Clean Air from March 2012 to March 2017 and Vice President, Technology Development, Emission Control from January 2011 to February 2012. Prior to joining Tenneco in 2011, Dr. Patel worked at GE Global Research Center from July 1998 to December 2007, where he held the position of senior scientist. From January 2008 to December 2010 he served as technology portfolio manager for GE Technology Ventures, a division of General Electric's corporate trading and licensing group.

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

	Sales Prices
Quarter	High	Low
2017
1st	$70.96	$60.27
2nd	64.50	53.40
3rd	61.27	51.54
4th	65.44	52.40
2016
1st	$52.16	$34.45
2nd	57.73	44.55
3rd	58.97	44.68
4th	66.98	51.09
As of February 23, 2018, there were approximately 14,260 holders of record of our common stock, including brokers and other nominees.
On February 1, 2017, we announced the reinstatement of a quarterly dividend program under which we expect to pay a quarterly dividend of $0.25 per share on our common stock, representing a planned annual dividend of $1.00 per share. The initial dividend was payable on March 23, 2017 to stockholders of record as of March 7, 2017. In 2017, we paid a dividend of $0.25 per share each quarter, for an annual dividend of $1.00 per share, or $53 million. The Company did not pay any dividends in fiscal years 2016 or 2015. While we currently expect to pay comparable quarterly cash dividends in the future, our dividend program and the payment of future cash dividends are subject to continued capital availability, the judgment of our Board of Directors and our continued compliance with the provisions pertaining to the payment of dividends under our debt agreements.
For additional information concerning our payment of dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.
See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” included in Item 12 for information regarding securities authorized for issuance under our equity compensation plans.
Purchase of equity securities by the issuer and affiliated purchasers
The following table provides information relating to our purchase of shares of our common stock in the fourth quarter of 2017. These purchases include shares withheld upon vesting of restricted stock for minimum tax withholding obligations. We generally intend to continue to satisfy statutory minimum tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares.

Period	Total Number of Shares Purchased (1)	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares That May Yet be Purchased Under These Plans or Programs (Millions)
October 2017	518,558	$62.29	518,507	$237
November 2017	1,032	$57.99	—	$237
December 2017	108,000	$57.51	108,000	$231
Total	627,590	$61.46	626,507	$231

(1)	Includes shares withheld upon vesting of restricted stock in the amount of 51 in October 2017 and 1,032 in November 2017.

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
Recent Sales of Unregistered Securities
None.

Share Performance
The following graph shows a five year comparison of the cumulative total stockholder return on Tenneco’s common stock as compared to the cumulative total return of two other indexes: a custom composite index (“Peer Group”) and the Standard & Poor’s 500 Composite Stock Price Index. The companies included in the Peer Group are: American Axle & Manufacturing Co., BorgWarner Inc., Cummins Inc., Johnson Controls Inc., Lear Corp., Magna International Inc., and Meritor, Inc. These comparisons assume an initial investment of $100 and the reinvestment of dividends.

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Tenneco Inc.	100.00	161.12	161.24	130.76	177.93	169.58
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
Peer Group	100.00	149.59	168.85	128.99	162.25	191.66
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

TENNECO INC. AND CONSOLIDATED SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
	2017(a)	2016(b)	2015(c)	2014(d)	2013(e) (k)
	(Millions Except Share and Per Share Amounts)
Statements of Income Data:
Net sales and operating revenues —
Clean Air Division
North America	$3,118	$3,016	$2,839	$2,801	$2,626
Europe and South America	2,253	2,031	1,892	2,044	1,993
Asia Pacific	1,211	1,130	1,080	1,066	904
Intergroup sales	(65)	(108)	(116)	(139)	(119)
Total Clean Air Division	6,517	6,069	5,695	5,772	5,404
Ride Performance Division
North America	1,235	1,243	1,323	1,361	1,265
Europe and South America	1,108	936	876	979	997
Asia Pacific	514	435	373	363	344
Intergroup sales	(100)	(84)	(86)	(94)	(86)
Total Ride Performance Division	2,757	2,530	2,486	2,609	2,520
Total Tenneco Inc.	$9,274	$8,599	$8,181	$8,381	$7,924
Earnings before interest expense, income taxes, and noncontrolling interests —
Clean Air Division
North America	$203	$220	$244	$237	$229
Europe and South America	112	98	49	57	59
Asia Pacific	133	150	114	101	80
Total Clean Air Division	448	468	407	395	368
Ride Performance Division
North America	120	157	155	143	124
Europe and South America	21	16	(11)	37	(7)
Asia Pacific	58	63	44	38	22
Total Ride Performance Division	199	236	188	218	139
Other	(230)	(188)	(87)	(124)	(85)
Total Tenneco Inc.	$417	$516	$508	$489	$422
Interest expense (net of interest capitalized)	73	92	67	91	80
Income tax expense	70	—	146	131	122
Net income	274	424	295	267	220
Less: Net income attributable to noncontrolling interests	67	68	54	42	38
Net income attributable to Tenneco Inc.	$207	$356	$241	$225	$182
Weighted average shares of common stock outstanding —
Basic	52,796,184	55,939,135	59,678,309	60,734,022	60,474,492
Diluted	53,026,911	56,407,436	60,193,150	61,782,508	61,594,062
Basic earnings per share of common stock	$3.93	$6.36	$4.05	$3.70	$3.02
Diluted earnings per share of common stock	$3.91	$6.31	$4.01	$3.64	$2.96
Cash dividends declared	$1.00	$—	$—	$—	$—

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(Millions Except Ratio and Percent Amounts)
Balance Sheet Data (at year end):
Total assets(f)	$4,842	$4,346	$3,970	$3,996	$3,817
Short-term debt	83	90	86	60	83
Long-term debt(f)	1,358	1,294	1,124	1,055	1,006
Redeemable noncontrolling interests	42	40	41	34	20
Total Tenneco Inc. shareholders’ equity	696	573	425	495	432
Noncontrolling interests	46	47	39	40	39
Total equity	742	620	464	535	471
Statement of Cash Flows Data:
Net cash provided by operating activities (g)	$629	$484	$528	$379	$533
Net cash used by investing activities	(413)	(340)	(303)	(339)	(266)
Net cash provided (used) by financing activities (g)	(251)	(86)	(183)	(18)	(205)
Cash payments for plant, property and equipment	(394)	(325)	(286)	(328)	(244)
Other Data:
EBITDA including noncontrolling interests(h)	$641	$728	$711	$697	$627
Ratio of EBITDA including noncontrolling interests to interest expense	8.78	7.91	10.61	7.66	7.84
Ratio of net debt (total debt less cash and cash equivalents) to EBITDA including noncontrolling interests(i)	1.75	1.42	1.30	1.19	1.29
Ratio of earnings to fixed charges(j)	4.26	4.55	5.73	4.38	4.32

NOTE: Our consolidated financial statements for the three years ended December 31, 2017, which are discussed in the following notes, are included in this Form 10-K under Item 8.

(a)
2017 includes $72 million in restructuring and related costs primarily related to closing a Clean Air Belgian JIT plant in response to the end of production on a customer platform, closing an OE Clean Air manufacturing plant and downsizing Ride Performance operations in Australia, the required relocation of our Beijing Ride Performance plant outside of the Beijing area and other cost improvement initiatives. Of the $72 million we incurred in restructuring and related costs, $3 million was related to asset write-downs. The tax expense recorded in 2017 includes a net provisional tax expense of $43 million for one-time transition tax on deemed repatriation of previously deferred foreign earnings under the Tax Cuts and Jobs Act. This amount is subject to change as we refine our earnings and profits calculations and as additional guidance is published. The Company will continue to refine its estimates throughout the measurement period provided for in SEC Staff Accounting Bulletin 118, or until its accounting is complete. We remeasured U.S. deferred taxes from an applicable federal rate of 35% to the new statutory rate of 21% at which they are expected to be utilized, recording a $46 million provisional expense. The tax expense recorded in 2017 included a net tax benefit of $74 million relating to recognizing a U.S. tax benefit for foreign taxes.

(b)
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

(c)
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

(d)
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

(e)
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

(f)
In April 2015, the FASB issued Accounting Standard Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. For public business entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted for financial statements that have not been previously issued. We adopted this standard for the first quarter of 2015 and applied retrospectively. The balance for unamortized debt issuance costs was $13 million at both December 31, 2017 and 2016, $12 million at December 31, 2015, $14 million at December 31, 2014 and $13 million at December 31, 2013.

(g)
In March 2016, the FASB issued Accounting Standard Update 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, as part of its initiative to reduce complexity in accounting standards. The areas for simplification in this update involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, the standard is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We adopted this standard for the first quarter of 2017 and applied prospectively with the exception of the cash flow statements according to the guidance. Note 1 to the consolidated financial statements of Tenneco Inc. located in Part II Item 8 — Financial Statements and Supplemental Data is incorporated herein by reference.

(h)
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

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(Millions)
Net income	$207	$356	$241	$225	$182
Noncontrolling interests	67	68	54	42	38
Income tax expense	70	—	146	131	122
Interest expense, net of interest capitalized	73	92	67	91	80
Depreciation and amortization of other intangibles	224	212	203	208	205
Total EBITDA including noncontrolling interests	$641	$728	$711	$697	$627

(i)
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

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(Millions)
Total Debt	$1,441	$1,384	$1,210	$1,115	$1,089
Total Cash	318	349	288	285	280
Net Debt	$1,123	$1,035	$922	$830	$809

(j)
For purposes of computing this ratio, earnings generally consist of income before income taxes and fixed charges excluding capitalized interest. Fixed charges consist of interest expense, the portion of rental expense considered representative of the interest factor and capitalized interest. See Exhibit 12 to this Form 10-K for the calculation of this ratio.

(k)	Financial statements for 2013 have been revised to reflect the change in reportable segments that was announced in the first quarter of 2017.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
As you read the following review of our financial condition and results of operations, you should also read our consolidated financial statements and related notes in Item 8.
Executive Summary
We are one of the world’s leading manufacturers of clean air and ride performance products and systems for light vehicle, commercial truck and off-highway applications. We serve both original equipment (OE) vehicle designers and manufacturers and the repair and replacement markets, or aftermarket, globally through leading brands, including Monroe®, Rancho®, Clevite® Elastomers, Axios™, Kinetic® and Fric-Rot™ ride performance products and Walker®, XNOx®, Fonos™, DynoMax® and Thrush®clean air products. We serve more than 80 different original equipment manufacturers and commercial truck and off-highway engine manufacturers, and our products are included on six of the top 10 car models produced for sale in Europe and nine of the top 10 light truck models produced for sale in North America for 2017. Our aftermarket customers are comprised of full-line and specialty warehouse distributors, retailers, jobbers, installer chains and car dealers. As of December 31, 2017, we operated 92 manufacturing facilities worldwide and employed approximately 32,000 people to service our customers’ demands.
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
For 2017, light vehicle production continued to improve from recent years in some of the geographic regions in which we operate. Light vehicle production was up three percent in Europe, 20 percent in South America, two percent in China and seven percent in India. North America light vehicle production was down four percent.
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
Total revenue for 2017 was $9,274 million, up eight percent from $8,599 million in 2016, on strong global light vehicle and commercial truck, off-highway and other vehicle revenues, driven by both the Clean Air and Ride Performance product lines. Excluding the impact of currency and substrate sales, revenue was up $447 million from $6,571 million to $7,018 million. The increase in revenues was driven primarily by stronger OE light vehicle volumes and higher commercial truck, off-highway and other vehicle revenues in all regions as well as new platforms, mainly in North America and Europe. Higher aftermarket Ride Performance revenues in Europe, South America and Asia Pacific were offset by lower aftermarket revenues in Clean Air and North America Ride Performance.
Cost of sales: Cost of sales for 2017 was $7,812 million, or 84.2 percent of sales, compared to $7,123 million, or 82.8 percent of sales in 2016. The following table lists the primary drivers behind the change in cost of sales ($ millions).

Year ended December 31, 2016	$7,123
Volume and mix	550
Material	35
Currency exchange rates	75
Restructuring	19
Other costs	10
Year ended December 31, 2017	$7,812

The increase in cost of sales was due to the year-over-year increase in volume, higher net material costs, higher other costs, mainly manufacturing, higher restructuring costs and the impact of currency exchange rates.
Gross margin: Revenue less cost of sales for 2017 was $1,462 million, or 15.8 percent of sales, versus $1,476 million, or 17.2 percent of sales in 2016. The effect on gross margin resulting from year-over-year increase in volume and favorable currency impact was more than offset by higher net material costs, higher restructuring costs and higher other costs, mainly manufacturing.
Engineering, research and development: Engineering, research and development expense was $158 million and $154 million in 2017 and 2016, respectively.
Selling, general and administrative (SG&A): Selling, general and administrative expense was up $59 million in 2017, at $648 million, compared to $589 million in 2016. 2017 included a $132 million antitrust settlement accrual and 2016 included $72 million in pension buyout charges.
Depreciation and amortization: Depreciation and amortization expense was $224 million and $212 million for 2017 and 2016, respectively.
Goodwill impairment: As a result of our goodwill impairment evaluation in the fourth quarter of 2017, we determined that the estimated fair value of the Europe and South America Ride Performance reporting unit was lower than its carrying value. Accordingly, we recorded a goodwill impairment charge of $11 million in the fourth quarter. We reached this determination based on updated long-term projections for the Europe and South America Ride Performance reporting unit provided by the Company's annual budgeting and strategic planning process, which is completed in the fourth quarter. The 2017 annual budgeting and strategic planning process indicated that the reporting unit's recovery period will be longer than previously expected.
Earnings before interest expense, taxes and noncontrolling interests (“EBIT”) was $417 million for 2017, a decrease of $99 million, when compared to $516 million in the prior year. Higher OE light vehicle and commercial truck, off-highway and other vehicle revenues in all regions, higher aftermarket Ride Performance revenues in Europe, South America and Asia Pacific, as well as new platforms, mainly in North America and Europe, were more than offset by lower aftermarket revenues in Clean Air and North America Ride Performance, higher manufacturing costs, higher restructuring and related costs, the antitrust settlement accrual of $132 million, a goodwill impairment charge of $11 million in Europe and South America, a warranty settlement with a customer, the timing of steel economics recoveries and continued investments in growth for new programs. EBIT for 2016 also included $72 million in pension buyout charges.
Results from Operations
Net Sales and Operating Revenues for Years 2017 and 2016
The tables below reflect our revenues for 2017 and 2016. We show the component of our OE revenue represented by substrate sales. While we generally have primary design, engineering and manufacturing responsibility for OE emission control systems, we do not manufacture substrates. Substrates are porous ceramic filters coated with a catalyst - typically, precious metals such as platinum, palladium and rhodium. These are supplied to us by Tier 2 suppliers generally as directed by our OE customers. We generally earn a small margin on these components of the system. As the need for more sophisticated emission control solutions increases to meet more stringent environmental regulations, and as we capture more diesel aftertreatment business, these substrate components have been increasing as a percentage of our revenue. While these substrates dilute our gross margin percentage, they are a necessary component of an emission control system.
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

	Year Ended December 31, 2017
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$3,101	$1,054	$2,047	$1	$2,046
Europe & South America	2,207	832	1,375	38	1,337
Asia Pacific	1,209	301	908	(4)	912
Total Clean Air Division	6,517	2,187	4,330	35	4,295
Ride Performance Division
North America	1,224	—	1,224	1	1,223
Europe & South America	1,076	—	1,076	29	1,047
Asia Pacific	457	—	457	4	453
Total Ride Performance Division	2,757	—	2,757	34	2,723
Total Tenneco Inc.	$9,274	$2,187	$7,087	$69	$7,018

	Year Ended December 31, 2016
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$3,003	$1,052	$1,951	$—	$1,951
Europe & South America	1,939	718	1,221	—	1,221
Asia Pacific	1,127	258	869	—	869
Total Clean Air Division	6,069	2,028	4,041	—	4,041
Ride Performance Division
North America	1,234	—	1,234	—	1,234
Europe & South America	909	—	909	—	909
Asia Pacific	387	—	387	—	387
Total Ride Performance Division	2,530	—	2,530	—	2,530
Total Tenneco Inc.	$8,599	$2,028	$6,571	$—	$6,571

	Year Ended December 31, 2017 Versus Year Ended December 31, 2016 Dollar and Percent Increase (Decrease)
	Revenues	Percent	Value-add Revenues excluding Currency	Percent
	(Millions Except Percent Amounts)
Clean Air Division
North America	$98	3%	$95	5%
Europe & South America	268	14%	116	10%
Asia Pacific	82	7%	43	5%
Total Clean Air Division	448	7%	254	6%
Ride Performance Division
North America	(10)	(1)%	(11)	(1)%
Europe & South America	167	18%	138	15%
Asia Pacific	70	18%	66	17%
Total Ride Performance Division	227	9%	193	8%
Total Tenneco Inc.	$675	8%	$447	7%

Light Vehicle Industry Production by Region for Years Ended December 31, 2017 and 2016 (According to IHS Automotive, January 2018)

	Year Ended December 31,
	2017	2016	Increase (Decrease)	% Increase (Decrease)
	(Number of Vehicles in Thousands)
North America	17,128	17,837	(709)	(4)%
Europe	22,229	21,540	689	3%
South America	3,286	2,737	549	20%
Total Europe & South America	25,515	24,277	1,238	5%
China	27,637	27,064	573	2%
India	4,456	4,175	281	7%

Clean Air revenue was up $448 million in 2017 compared to 2016 with higher volumes in all segments. In North America, higher volumes drove a $104 million revenue increase due to increased OE light vehicle and commercial truck, off-highway and other sales, as well as new platforms. Currency had a $1 million favorable impact on North American revenues. In the European and South American segment, higher volumes drove a $222 million increase in revenues mainly due to increased OE light vehicle and commercial truck, off-highway and other vehicle sales in the region and new platforms in Europe, partially offset by lower aftermarket sales in Europe. Currency had a $56 million favorable impact on European and South American revenues. In Asia Pacific, higher volumes of $97 million were mainly driven by increased OE light vehicle and commercial truck revenues in China and India as well as higher off-highway and other revenue in Japan, partially offset by lower OE light vehicle revenue in Australia. Currency had a $5 million unfavorable impact on Asia Pacific revenues.
Ride Performance revenue was up $227 million in 2017 compared to 2016. In North America, lower volumes of $25 million were mainly driven by lower aftermarket volumes partially offset by higher OE light vehicle and commercial truck sales and new platforms. Currency had a $1 million favorable impact on North American revenues. In the European and South American segment, higher volumes of $122 million were driven by increases in OE light vehicle, commercial truck and off-highway and other and aftermarket sales in the region and new platforms in Europe. Currency had a $29 million favorable impact on European and South American revenues. In Asia Pacific, higher volumes of $72 million were mainly driven by increased OE light vehicle volumes in China and India and higher aftermarket sales in the region partially offset by lower volumes in Australia. Currency had a $4 million favorable impact on Asia Pacific revenues.

Net Sales and Operating Revenues for Years 2016 and 2015
The following tables reflect our revenues for the years of 2016 and 2015. See “Net Sales and Operating Revenues for Years 2017 and 2016” for a description of why we present these reconciliations of revenue.

	Year Ended December 31, 2016
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$3,003	$1,052	$1,951	$(1)	$1,952
Europe & South America	1,939	718	1,221	(57)	1,278
Asia Pacific	1,127	258	869	(44)	913
Total Clean Air Division	6,069	2,028	4,041	(102)	4,143
Ride Performance Division
North America	1,234	—	1,234	(13)	1,247
Europe & South America	909	—	909	(46)	955
Asia Pacific	387	—	387	(21)	408
Total Ride Performance Division	2,530	—	2,530	(80)	2,610
Total Tenneco Inc.	$8,599	$2,028	$6,571	$(182)	$6,753

	Year Ended December 31, 2015
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air Division
North America	$2,823	$979	$1,844	$—	$1,844
Europe & South America	1,792	648	1,144	—	1,144
Asia Pacific	1,080	261	819	—	819
Total Clean Air Division	5,695	1,888	3,807	—	3,807
Ride Performance Division
North America	1,313	—	1,313	—	1,313
Europe & South America	846	—	846	—	846
Asia Pacific	327	—	327	—	327
Total Ride Performance Division	2,486	—	2,486	—	2,486
Total Tenneco Inc.	$8,181	$1,888	$6,293	$—	$6,293

	Year Ended December 31, 2016 Versus Year Ended December 31, 2015 Dollar and Percent Increase (Decrease)
	Revenues	Percent	Value-add Revenues excluding Currency	Percent
	(Millions Except Percent Amounts)
Clean Air Division
North America	$180	6%	$108	6%
Europe & South America	147	8%	134	12%
Asia Pacific	47	4%	94	11%
Total Clean Air Division	374	7%	336	9%
Ride Performance Division
North America	(79)	(6)%	(66)	(5)%
Europe & South America	63	7%	109	13%
Asia Pacific	60	18%	81	25%
Total Ride Performance Division	44	2%	124	5%
Total Tenneco Inc.	$418	5%	$460	7%
Light Vehicle Industry Production by Region for Years Ended December 31, 2016 and 2015 (Updated according to IHS Automotive, January 2018)

	Year Ended December 31,
	2016	2015	Increase (Decrease)	% Increase (Decrease)
	(Number of Vehicles in Thousands)
North America	17,837	17,495	342	2%
Europe	21,540	20,936	604	3%
South America	2,737	3,073	(336)	(11)%
Total Europe & South America	24,277	24,009	268	1%
China	27,064	23,679	3,385	14%
India	4,175	3,807	368	10%

Clean Air revenue was up $374 million in 2016 compared to 2015 with higher volumes in all segments. In North America, higher volumes drove a $218 million revenue increase due to increased OE light vehicle sales and new platforms offset partially by lower commercial truck, off-highway and other vehicle revenue and lower aftermarket revenue. Currency had a $1 million unfavorable impact on North American revenues. In the European and South American segment, higher volumes drove a $242 million increase in revenues mainly due to increased OE light vehicle sales across the region, higher commercial truck, off-highway and other vehicle revenue and new platforms in Europe. Currency had an $84 million unfavorable impact on European and South American revenues. In Asia Pacific, higher volumes of $130 million were mainly driven by increased OE light vehicle sales and new programs in China and higher commercial truck, off-highway and other vehicle revenue in China and Japan. Currency had a $55 million unfavorable impact on Asia Pacific revenues.
Ride Performance revenue was up $44 million in 2016 compared to 2015. In North America, lower volumes of $100 million were driven by lower volumes in OE light vehicle, commercial truck and aftermarket revenues net of favorable mix. Currency had a $13 million unfavorable impact on North American revenues. In the European and South American segment, higher volumes of $110 million were driven by increases in light vehicle sales across the region and higher aftermarket sales in Europe and South America, which were partially offset by lower commercial truck and off-highway vehicle revenues in Europe reflecting the sale of the Marzocchi specialty business. Currency had a $46 million unfavorable impact on European and South American revenues. In Asia Pacific, higher volumes of $83 million were mainly driven by increased OE light vehicle volumes in China. Currency had a $21 million unfavorable impact on Asia Pacific revenues.

Earnings before Interest Expense, Income Taxes and Noncontrolling Interests (“EBIT”) for Years 2017 and 2016

	Year Ended December 31,		Change
	2017	2016
	(Millions)
Clean Air Division
North America	$203	$220	$(17)
Europe & South America	112	98	14
Asia Pacific	133	150	(17)
Total Clean Air Division	448	468	(20)
Ride Performance Division
North America	120	157	(37)
Europe & South America	21	16	5
Asia Pacific	58	63	(5)
Total Ride Performance Division	199	236	(37)
Other	(230)	(188)	(42)
Total Tenneco Inc.	$417	$516	$(99)
The EBIT results shown in the preceding table include the following items, certain of which are discussed below under “Restructuring and Other Charges,” which have an effect on the comparability of EBIT results between periods:

	Year Ended December 31,
	2017	2016
	(Millions)
Clean Air Division
North America
Restructuring and related expenses	$3	$—
Europe & South America
Restructuring and related expenses	11	3
Asia Pacific
Restructuring and related expenses	16	4
Total Clean Air Division	30	7
Ride Performance Division
North America
Restructuring and related expenses	13	6
Warranty settlement (1)	7	—
Europe & South America
Restructuring and related expenses	12	20
Goodwill impairment charge (2)	11	—
Asia Pacific
Restructuring and related expenses	13	1
Total Ride Performance Division	56	27
Other
Restructuring and related expenses	4	2
Pension charges / Stock vesting charges (3)	13	72
Antitrust settlement accrual (4)	132	—
Gain on sale of unconsolidated JV (5)	(5)	—
Total Other	144	74
Total Tenneco Inc.	$230	$108

(1) Warranty settlement with a customer.
(2) Non-cash asset impairment charge related to goodwill for the Europe and South America Ride Performance reporting unit.

(3) Charges related to pension derisking and the acceleration of restricted stock vesting in accordance with the long-term incentive plan.
(4) Charges related to establishing a reserve for settlement costs necessary to resolve the company's antitrust matters globally.
(5) Gain on sale of unconsolidated JV.
EBIT for the Clean Air division was $448 million in 2017 compared to $468 million in 2016. EBIT for North America decreased $17 million to $203 million in 2017 versus 2016. The benefit from higher OE light vehicle and commercial truck, off-highway and other sales and new platforms was more than offset by higher restructuring and related expenses, the timing of contractual cost recovery of alloy surcharge increases, and negative currency. Europe and South America's EBIT was $112 million in 2017 and $98 million in 2016. The benefit from increased OE light vehicle volumes and higher commercial truck, off-highway and other vehicles sales in the region, new platforms in Europe, operational efficiencies and positive currency was partially offset by lower aftermarket sales in Europe, higher restructuring and related expenses and higher costs associated with launching light vehicle, commercial truck and off-highway programs. EBIT for Asia Pacific decreased $17 million to $133 million in 2017 from $150 million in 2016. EBIT benefited from higher OE light vehicle and commercial truck revenues in China and India as well as higher OE off-highway and other revenues in Japan, which was more than offset by lower OE light vehicle revenues in Australia, the timing of steel recoveries, higher restructuring and related expenses and negative currency. For the Clean Air division, restructuring and related expenses of $30 million were included in EBIT for 2017 and $7 million were included in EBIT for the same period in 2016. Currency had a $3 million favorable impact on EBIT of the Clean Air division for 2017 when compared to 2016.
EBIT for the Ride Performance division was $199 million in 2017 compared to $236 million in 2016. EBIT for North America decreased $37 million in 2017 to $120 million from $157 million in 2016, driven by lower volumes in aftermarket, a warranty settlement with a customer, the timing of steel recoveries, and higher restructuring and related expenses, which more than offset higher OE light vehicle and commercial truck sales and new platforms. Europe and South America's EBIT was $21 million in 2017 and $16 million in 2016. The benefit from higher light vehicle, aftermarket and commercial truck, off-highway and other vehicle revenues in the region, new platforms in Europe and lower restructuring and related expenses was partially offset by the timing of steel recoveries, higher manufacturing costs, a goodwill impairment charge due to a longer recovery period for this reporting unit’s financial performance than previously expected and unfavorable currency. EBIT for Asia Pacific decreased to $58 million in 2017 from $63 million in 2016, driven by lower volumes in Australia, higher restructuring and related expenses and negative currency partially offset by higher OE light vehicle volumes in China and India and higher aftermarket sales in the region. For the Ride Performance division, restructuring and related expenses of $38 million were included in EBIT for 2017 and $27 million for the same period in 2016. Additionally, a warranty settlement charge of $7 million and a goodwill impairment charge of $11 million were recorded in 2017. Currency had a $3 million unfavorable impact on EBIT of the Ride Performance division for 2017 when compared to 2016.
Currency had no impact on overall company EBIT for 2017 as compared to 2016.

EBIT for Years 2016 and 2015

	Year Ended December 31,		Change
	2016	2015
	(Millions)
Clean Air Division
North America	$220	$244	$(24)
Europe & South America	98	49	49
Asia Pacific	150	114	36
Total Clean Air Division	468	407	61
Ride Performance Division
North America	157	155	2
Europe & South America	16	(11)	27
Asia Pacific	63	44	19
Total Ride Performance Division	236	188	48
Other	(188)	(87)	(101)
Total Tenneco Inc.	$516	$508	$8

The EBIT results shown in the preceding table include the following items, certain of which are discussed below under “Restructuring and Other Charges,” which have an effect on the comparability of EBIT results between periods:

	Year Ended December 31,
	2016	2015
	(Millions)
Clean Air Division
Europe & South America
Restructuring and related expenses	$3	$6
Asia Pacific
Restructuring and related expenses	4	4
Total Clean Air Division	7	10
Ride Performance Division
North America
Restructuring and related expenses	6	2
Europe & South America
Restructuring and related expenses	20	49
Asia Pacific
Restructuring and related expenses	1	2
Total Ride Performance Division	27	53
Other
Restructuring and related expenses	2	—
Pension/Postretirement charges (1)	72	4
Total Other	74	4
Total Tenneco Inc.	$108	$67

(1)	Charges related to pension derisking.
EBIT for the Clean Air division was $468 million in 2016 compared to $407 million in 2015. EBIT for North America decreased $24 million, to $220 million, in 2016 versus 2015. The benefit from higher OE light vehicle sales, new platforms and favorable currency was more than offset by lower aftermarket revenue, lower commercial truck and off-highway vehicle revenue, higher manufacturing costs and higher SG&A expense. Europe and South America's EBIT was $98 million in 2016 and $49 million in 2015. The benefit from higher light vehicle volumes, higher commercial truck, off-highway and other vehicle revenue, favorable mix and new platforms in Europe as well as lower restructuring and related expenses and year-over-year restructuring savings was partially offset by negative currency. EBIT for Asia Pacific increased $36 million to $150 million in 2016 from $114 million in 2015. EBIT benefited from increased OE light vehicle sales and new platforms in China, higher commercial truck, off-highway and other vehicle revenue in China and Japan as well as strong operational cost management, partially offset by higher SG&A expense and negative currency. For the Clean Air division, $7 million restructuring and related expenses were included in EBIT for 2016, whereas $10 million were included for 2015. EBIT for Clean Air division also benefited from the timing of a customer recovery in China of $5 million in 2015. Currency had a $23 million unfavorable impact on EBIT of the Clean Air division for 2016 when compared to 2015.
EBIT for the Ride Performance division was $236 million in 2016 compared to $188 million in 2015. EBIT for North America increased $2 million in 2016 to $157 million from $155 million in 2015. The benefit of improved operational cost management was partially offset by lower volumes in light vehicle, commercial truck and aftermarket revenues net of favorable mix, higher restructuring and related expenses and negative currency. Europe and South America's EBIT was $16 million in 2016 and negative $11 million in 2015. The benefit from higher light vehicle sales in the region, higher aftermarket sales in Europe and South America, lower restructuring and related expenses and savings from prior restructuring activities was partially offset by unfavorable mix in Europe, lower commercial truck, off-highway and other vehicle revenue in Europe reflecting the sale of the Marzocchi specialty business and negative currency. EBIT for Asia Pacific increased to $63 million in 2016 from $44 million in 2015, mainly driven by higher light vehicle volumes in China and lower restructuring and related expenses which were partially offset by higher SG&A and engineering expenses and negative currency. For the Ride Performance division, restructuring and related expenses of $27 million were included in EBIT for 2016 and $53 million for 2015. Currency had a $10 million unfavorable impact on EBIT of the Ride Performance division for 2016 when compared to 2015.

Currency had a $33 million unfavorable impact on overall company EBIT for 2016 as compared to 2015.
EBIT as a Percentage of Revenue for Years 2017, 2016 and 2015

	Year Ended December 31,
	2017	2016	2015
Clean Air Division
North America	7%	7%	9%
Europe & South America	5%	5%	3%
Asia Pacific	11%	13%	11%
Total Clean Air Division	7%	8%	7%
Ride Performance Division
North America	10%	13%	12%
Europe & South America	2%	2%	(1)%
Asia Pacific	13%	16%	13%
Total Ride Performance Division	7%	9%	8%
Total Tenneco Inc.	4%	6%	6%

In the Clean Air division, EBIT as a percentage of revenues for 2017 was down one percentage point compared to 2016. In North America, EBIT as a percentage of revenues for 2017 was even compared to 2016. The benefit from higher OE light vehicle and commercial truck, off-highway and other vehicle sales and new platforms was offset by higher restructuring and related expenses, the timing of contractual cost recovery of alloy surcharge increases, and negative currency. Europe and South America's EBIT as a percentage of revenues for 2017 was even compared to 2016. The benefit from increased OE light vehicle volumes and higher commercial truck, off-highway and other vehicles sales in the region, new platforms in Europe, operational efficiencies and positive currency was offset by lower aftermarket sales in Europe, higher restructuring and related expenses and higher costs associated with launching light vehicle, commercial truck and off-highway programs. EBIT as a percentage of revenues for Asia Pacific in 2017 was down two percentage points compared to 2016. The benefit from higher OE light vehicle and commercial truck sales in China and India as well as higher OE off-highway and other revenues in Japan was more than offset by lower OE light vehicle revenues in Australia, the timing of steel recoveries, higher restructuring and related expenses and negative currency.
In the Ride Performance division, EBIT as a percentage of revenues was down two percentage points compared to 2016. In 2017, EBIT as a percentage of revenues for North America was down three percentage points compared to 2016, driven by lower volumes in aftermarket, a warranty settlement with a customer, the timing of steel recoveries, and higher restructuring and related expenses, which more than offset higher OE light vehicle and commercial truck sales and new platforms. EBIT as a percentage of revenues in Europe and South America was even compared to 2016. The benefit from higher light vehicle, aftermarket and commercial truck, off-highway and other vehicle revenues in the region, new platforms in Europe and lower restructuring and related expenses was offset by the timing of steel recoveries, higher manufacturing costs, a goodwill impairment charge due to a longer recovery period for this reporting unit’s financial performance than previously expected and unfavorable currency. In Asia Pacific, EBIT as a percentage of revenues for 2017 was down three percentage points compared to 2016, driven by lower volumes in Australia, higher restructuring and related expenses and negative currency, which more than offset higher OE light vehicle volumes in China and India and higher aftermarket sales in the region.
In the Clean Air division, EBIT as a percentage of revenues for 2016 was up one percentage point compared to 2015. In North America, EBIT as a percentage of revenues for 2016 was down two percentage points compared to 2015. The benefit from higher OE light vehicle sales, new platforms and favorable currency was more than offset by lower aftermarket revenue, lower commercial truck and off-highway vehicle revenue, higher manufacturing costs and higher SG&A expense. Europe and South America's EBIT as a percentage of revenues for 2016 was up two percentage points compared to 2015. The benefit from higher light vehicle volumes, higher commercial truck, off-highway and other vehicle revenue, favorable mix and new platforms in Europe as well as lower restructuring and related expenses and year-over-year restructuring savings was partially offset by negative currency. EBIT as a percentage of revenues for Asia Pacific in 2016 was up two percentage points compared to 2015. EBIT benefited from increased OE light vehicle sales and new platforms in China, higher commercial truck, off-highway and other vehicle revenue in China and Japan as well as strong operational cost management, partially offset by higher SG&A expense, negative currency and the timing of a customer recovery in China.
In the Ride Performance division, EBIT as a percentage of revenues was up one percentage point compared to 2015. In 2016, EBIT as a percentage of revenues for North America was up one percentage point compared to 2015. The benefit of improved operational cost management was partially offset by lower volumes in light vehicle, commercial truck and aftermarket revenues net of favorable mix, higher restructuring and related expenses and negative currency. EBIT as a percentage of revenues in Europe and South America was up three percentage points compared to 2015. The benefit from higher light vehicle sales in the region, higher aftermarket sales in Europe and South America, lower restructuring and related expenses and savings from prior restructuring activities was partially offset by unfavorable mix in Europe, lower commercial truck, off-highway and other vehicle revenue in Europe reflecting the sale of the Marzocchi specialty business and negative currency. In Asia Pacific, EBIT as a percentage of revenues for 2016 was up three percentage points compared to 2015, mainly driven by higher light vehicle volumes in China and lower restructuring and related expenses which were partially offset by higher SG&A and engineering expenses and negative currency.
Interest Expense, Net of Interest Capitalized
We reported interest expense in 2017 of $73 million (substantially all in our U.S. operations) net of interest capitalized of $8 million, and $92 million (substantially all in our U.S. operations) net of interest capitalized of $6 million in 2016. Included in 2017 was $1 million of expense related to our refinancing activities. Included in 2016 was $24 million of expense related to our refinancing activities.
We reported interest expense in 2016 of $92 million (substantially all in our U.S. operations) net of interest capitalized of $6 million, and $67 million (substantially all in our U.S. operations) net of interest capitalized of $6 million in 2015. Included in 2016 was $24 million of expense related to our refinancing activities. Excluding the refinancing expenses, interest expense increased by $1 million in 2016 compared to 2015.
On December 31, 2017, we had $739 million in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed through July 2026, $225 million is fixed through December 2024 and the remainder is fixed through 2025. We also have $637 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” later in this Management’s Discussion and Analysis.
Income Taxes
We reported income tax expense of $70 million in 2017. The tax expense recorded in 2017 included a provisional amount of $43 million for a one-time transition tax on deemed repatriation of previously deferred foreign earnings under the Tax Cuts and Jobs Act. This amount is subject to change as we refine our earnings and profits calculations and as additional guidance is published. The transition tax will result in cash tax payments of less than $1 million to U.S. state and local jurisdictions. Foreign tax credits will offset the U.S. federal portion of the transition tax. We remeasured U.S. deferred taxes from an applicable federal rate of 35% to the new statutory rate of 21% at which they are expected to be utilized, recording a $46 million provisional expense. The tax expense recorded in 2017 included a net tax benefit of $74 million relating to recognizing a U.S. tax benefit for foreign taxes. The Company will continue to refine its estimates throughout the measurement period provided for in SEC Staff Accounting Bulletin 118, or until its accounting is complete. We reported income tax expense of less than $1 million in 2016. The tax expense recorded in 2016 included a net tax benefit of $110 million primarily relating to recognizing a U.S. tax benefit for foreign taxes. In 2016, we completed our detailed analysis of our ability to recognize and utilize foreign tax credits within the carryforward period. As a result, we amended our U.S. federal tax returns for the years 2006 to 2012 to claim foreign tax credits in lieu of deducting foreign taxes paid. The U.S. foreign tax credit law provides for a credit against U.S. taxes otherwise payable for foreign taxes with regard to dividends, interest and royalties paid to us in the U.S. Income tax expense also decreased in 2016 as a result of the mix of earnings in our various tax jurisdictions. We reported income tax expense of $146 million in 2015. The tax expense recorded in 2015 included a net tax benefit of $15 million primarily relating to prior year U.S. research and development tax credits, changes to uncertain tax positions, and prior year income tax adjustments.
Our uncertain tax position at December 31, 2017 and 2016 included exposures relating to the disallowance of deductions, global transfer pricing and various other issues. We believe it is reasonably possible that up to $8 million in unrecognized tax benefits related to the expiration of foreign statute of limitations and the conclusion of income tax examinations may be recognized within the next twelve months.
Our state net operating losses ("NOLs") expire in various tax years through 2038. Our non-U.S. NOLs expire in various tax years through 2037, or have unlimited carryforward potential.
Restructuring and Other Charges
Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. In 2015, we incurred $63 million in restructuring and related costs including asset write-downs of $10 million, primarily related to European cost reduction efforts, exiting the Marzocchi suspension business, headcount reductions in Australia and South America, and the closure of a JIT plant in Australia, of which $46 million was recorded in cost of sales, $11 million in SG&A,

$1 million in engineering expense, $1 million in other expense and $4 million in depreciation and amortization expense. In 2016, we incurred $36 million in restructuring and related costs including asset write-downs of $6 million, primarily related to manufacturing footprint improvements in North America Ride Performance, headcount reduction and cost improvement initiatives in Europe and China Clean Air, South America and Australia, of which $17 million was recorded in cost of sales, $12 million in SG&A, $1 million in engineering, $2 million in other expense and $4 million in depreciation and amortization expense. In 2017, we incurred $72 million in restructuring and related costs including asset write-downs of $3 million, primarily related to the planned closing a Clean Air Belgian JIT plant in response to the end of production on a customer platform, closing an OE Clean Air manufacturing plant and downsizing Ride Performance operations in Australia, the accelerated move of our Beijing Ride Performance plant and other cost improvement initiatives, of which $41 million was recorded in cost of sales, $28 million in SG&A and $3 million in depreciation and amortization expense.
Amounts related to activities that are part of our restructuring plans are as follows:

	December 31, 2016 Restructuring Reserve	2017 Expenses	2017 Cash Payments	Impact of Exchange Rates	December 31, 2017 Restructuring Reserve
	(Millions)
Employee Severance, Termination Benefits and Other Related Costs	$15	49	(41)	2	$25
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
On June 29, 2017, we announced a restructuring initiative to close our Clean Air manufacturing plant in O'Sullivan Beach, Australia and downsize our Ride Performance plant in Clovelly Park, Australia when General Motors and Toyota end vehicle production in the country, which occurred in October 2017. All such restructuring activities related to this initiative are expected to be completed by the first quarter of 2018. We recorded total charges related to this initiative of $21 million in 2017 including asset write-downs of $2 million. The charges included severance payments to employees, the cost of decommissioning equipment, a lease termination payment and other costs associated with this action. In 2017, we continued the relocation of production out of our Ride Performance plant in Beijing for which we incurred $6 million of restructuring and related costs. In the first quarter of 2017, we recognized a $10 million charge, including asset write-downs of $1 million, related to the planned closing of our Clean Air JIT plant in Ghent, Belgium due to the scheduled end of production on a customer platform in 2020. We incurred an additional $35 million in restructuring and related costs for cost improvement initiatives at various other operations around the world.
Under the terms of our amended and restated senior credit agreement that took effect on May 12, 2017, we are allowed to exclude, at our discretion, (i) up to $35 million in 2017 and $25 million each year thereafter of cash restructuring charges and related expenses, with the ability to carry forward any amount not used in one year to the next following year, and (ii) up to $150 million in the aggregate of all costs, expenses, fees, fines, penalties, judgments, legal settlements and other amounts associated with any restructuring, litigation, claim, proceeding or investigation related to or undertaken by us or any of our subsidiaries, together with any related provision for taxes, incurred in any period ending after May 12, 2017 in the calculation of the financial covenant ratios required under our senior credit facility. As of December 31, 2017, we elected not to exclude any of the $185 million of allowable cash charges and related expenses recognized in 2017 for restructuring related costs and antitrust settlement and against the $35 million annual limit for 2017 and the $150 million aggregate limit available under the terms of the senior credit facility.
Earnings Per Share
We reported net income attributable to Tenneco Inc. of $207 million or $3.91 per diluted common share for 2017. Included in 2017 were negative impacts from expenses related to our restructuring activities, charges related to pension derisking and the acceleration of restricted stock vesting, cost related to our refinancing activities, warranty settlement, antitrust settlement accrual, a goodwill impairment charge and tax adjustments from US tax reform, which was partially offset by a positive impact from the gain on sale of an unconsolidated JV and net tax benefits. The total impact of these items decreased earnings per diluted share by $2.98. We reported net income attributable to Tenneco Inc. of $356 million or $6.31 per diluted common share for 2016. Included in the results for 2016 were positive impacts from a net tax benefit associated with the recognition of a U.S. tax benefit for foreign taxes partially offset by negative impacts from expenses related to our restructuring activities, costs related to our refinancing activities and settlement charges related to pension buyout. The total impact of these items increased earnings per diluted share by $0.29. We reported net income attributable to Tenneco Inc. of $241 million or $4.01 per diluted common share for 2015. Included in the results for 2015 were negative impacts from expenses related to our restructuring activities and charges related to pension derisking, which were partially offset by net tax benefits. The total impact of these items decreased earnings per diluted share by $0.76.
Dividends on Common Stock
On February 1, 2017, Tenneco announced the reinstatement of a quarterly dividend program. We expect to pay a quarterly dividend of $0.25 per share on our common stock, representing a planned annual dividend of $1.00 per share. In 2017, we paid dividends of $0.25 per share in each of the quarters, or $53 million in the aggregate. While we currently expect that comparable quarterly cash dividends will continue to be paid in the future, our dividend program and the payment of future cash dividends under the program are subject to continued capital availability, the judgment of our Board of Directors and our continued compliance with the provisions pertaining to the payment of dividends under our debt agreements. We did not pay any dividends in fiscal years 2016 or 2015.

Cash Flows for 2017 and 2016

	Year Ended December 31,
	2017	2016
	(Millions)
Cash provided (used) by:
Operating activities	$629	$484
Investing activities	(413)	(340)
Financing activities	(251)	(86)
Operating Activities
For 2017, operating activities provided $629 million in cash compared to $484 million cash provided during 2016. For 2017, cash provided by working capital was $95 million versus $126 million of cash used for working capital in 2016. Receivables were a source of cash of $31 million for 2017 compared to a use of cash of $215 million in 2016. Inventory represented a cash outflow of $96 million for 2017 and a cash outflow of $57 million during 2016. Accounts payable provided $129 million of cash for the year ended December 31, 2017, compared to $114 million of cash provided for the year ended December 31, 2016. The cash performance in 2017 also included $107 million from an accounts receivable factoring program established in the fourth quarter of the year. Cash taxes were $95 million for 2017 compared to $113 million in 2016.
Investing Activities
Cash used for investing activities was $73 million higher in 2017 compared to 2016. Cash payments for plant, property and equipment were $394 million in 2017 versus payments of $325 million in 2016, an increase of $69 million. Cash payments for software-related intangible assets were $25 million in 2017 compared to $20 million in 2016. Change in restricted cash was a use of cash of $1 million in both 2017 and 2016.
Financing Activities
Cash flow from financing activities was an outflow of $251 million for the year ended December 31, 2017 compared to an outflow of $86 million for the year ended December 31, 2016. During 2017, we repurchased 2,936,950 shares of our outstanding common stock for $169 million at an average price of $57.57 per share. During 2016, we repurchased 4,182,613 shares of our outstanding common stock for $225 million at an average price of $53.89 per share. Since announcing our share repurchase program in 2015, we have repurchased a total of approximately 11.3 million shares for $607 million, representing 19 percent of the shares outstanding at that time. In February 2017, the Board authorized the repurchase of up to $400 million of common stock over the next three years. This amount includes the remaining $112 million amount authorized under earlier repurchase programs. As of December 31, 2017, we had $231 million remaining on the share repurchase authorization. In 2017, we paid a dividend of $0.25 per share in each quarter, or $53 million in the aggregate.
On May 12, 2017, we completed a refinancing of our senior credit facility by entering into an amendment and restatement of that facility. The amended and restated credit agreement enhances financial flexibility by increasing the size and extending the term of its revolving credit facility and term loan facility, and by adding Tenneco Automotive Operating Company Inc. as a co-borrower under the revolver credit facility. The amended and restated credit agreement also adds foreign currency borrowing capability and permits the joinder of our foreign and domestic subsidiaries as borrowers under the revolving credit facility in the future. If any foreign subsidiary of ours is added to the revolving credit facility as a borrower, the obligations of such foreign borrower will be secured by the assets of such foreign borrower, and also will be secured by the assets of, and guaranteed by, the domestic borrowers and domestic guarantors as well as certain foreign subsidiaries of ours in the chain of ownership of such foreign borrower. The amended and restated credit facility consists of a $1,600 million revolving credit facility and a $400 million term loan A facility, which replaced our former $1,200 million revolving credit facility and $264 million term loan A facility, respectively. As of December 31, 2017, the senior credit facility provides us with a total revolving credit facility of $1,600 million and had a $390 million balance outstanding under the term loan A facility, both of which will mature on May 12, 2022. In 2016, refinancing activities included the issuance of $500 million of new 5 percent senior secured notes due 2026 to refinance our existing 6 7/8 percent senior notes due 2020.
Borrowings under our revolving credit facility were $244 million at December 31, 2017 and $300 million at December 31, 2016. There was $30 million borrowed under the U.S. accounts receivable securitization programs at both the period ending December 31, 2017 and December 31, 2016.
Cash Flows for 2016 and 2015

	Year Ended December 31,
	2016	2015
	(Millions)
Cash provided (used) by:
Operating activities	$484	$528
Investing activities	(340)	(303)
Financing activities	(86)	(183)
Operating Activities
For 2016, operating activities provided $484 million in cash compared to $528 million cash provided during 2015. The lower cash from operations was primarily due to the timing of revenue growth at the end of the year and the resulting impact on accounts receivable. For 2016, cash used for working capital was $126 million versus $9 million of cash used for working capital in 2015. Receivables were a use of cash of $215 million for 2016 compared to a use of cash of $90 million in 2015. Inventory represented a cash outflow of $57 million for 2016 and a cash outflow of $36 million during 2015. Accounts payable provided $114 million of cash for the year ended December 31, 2016, compared to $90 million of cash provided for the year ended December 31, 2015. Cash taxes were $113 million for 2016 compared to $105 million in 2015, net of a US tax refund of $25 million for overpayment in 2014.
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
Financing Activities
Cash flow from financing activities was an outflow of $86 million for the year ended December 31, 2016 compared to an outflow of $183 million for the year ended December 31, 2015. During 2016, we repurchased 4,182,613 shares of our outstanding common stock for $225 million at an average price of $53.89 per share. During 2015, we repurchased 4,228,633 shares of our outstanding common stock for $213 million at an average price of $50.32 per share as part of the previously announced stock buyback plan of up to $350 million. Since announcing our share repurchase program in 2015, we have repurchased a total of approximately 8.4 million shares for $438 million, representing 14 percent of the shares outstanding at that time. On February 1, 2017, our Board of Directors declared a cash dividend of $0.25, payable on March 23, 2017 to shareholders of record as of March 7, 2017. In addition, the Board authorized the repurchase of up to $400 million of common stock over the next three years. This amount includes the remaining $112 million amount authorized under earlier repurchase programs. In 2016, refinancing activities included the issuance of $500 million of new 5 percent senior secured notes due 2026 to refinance our existing 6 7/8 percent senior notes due 2020.
Borrowings under our revolving credit facility were $300 million at December 31, 2016 and $105 million at December 31, 2015. There was $30 million borrowed under the U.S. accounts receivable securitization programs at each of the period ending December 31, 2016 and December 31, 2015.
Outlook
All of our forward looking revenue estimates reflect constant currency.
First Quarter 2018
We expect constant currency total revenue growth of three percent in the first quarter 2018, outpacing a flat light vehicle industry production growth forecast. We expect organic growth to outpace the industry with revenues driven by the ramp up of recently launched programs and our strong position on light vehicle platforms globally, double-digit year-over-year growth in commercial truck and off-highway revenues and a solid contribution from the global aftermarket.
Full Year 2018
We expect five percent organic growth in constant currency total revenue, outpacing light vehicle industry production by three percentage points, with increases in both the Ride Performance and Clean Air product lines. We expect our organic growth in 2018 to be driven by:
•Content growth on light and commercial vehicle platforms;
•The continued industry recovery in regulated off-highway regions.
Our revenue growth estimate assumes light vehicle industry production growth of two percent, global commercial truck production growth about flat, off-highway engine production in regulated regions up by low double-digits, organic growth is net of OE price downs and substrates estimated at 24 percent to 25 percent of total revenue.
We expect our capital expenditures for 2018 to be between $380 million and $410 million, our 2018 interest expense to be between $75 million to $80 million, our 2018 cash taxes to be between $105 million and $125 million and our 2018 tax rate to be between 23 percent to 25 percent.
Full Year 2019 and 2020
In 2019 and 2020, we expect revenue growth will continue to outpace industry production. In those years, we expect organic growth of six percent to eight percent in 2019, and five percent to seven percent in 2020, including the current forecasted global light vehicle production growth of two percent in each year.
Tenneco's revenue estimates presented in this “Outlook” are based on current and projected customer production schedules as well as industry production, which includes IHS Automotive January 2018 global light vehicle production forecasts, Power Systems Research (PSR) January 2018 forecast for global commercial truck and buses, PSR off-highway engine production in North America and Europe and Tenneco estimates. Tenneco’s revenue estimates are also based on original equipment manufacturers’ programs that have been formally awarded to us, programs where we are highly confident that we will be awarded business based on informal customer indications consistent with past practices, and our status as supplier for the existing programs and our relationships and experience with our customers. The revenue estimates are also based on anticipated vehicle production levels and pricing, including precious metals pricing and the impact of material cost changes. Unless otherwise indicated, our revenue estimate methodology does not attempt to forecast currency fluctuation, and accordingly reflects constant currency. See “Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995” and Item 1A, “Risk Factors.”
Other Event
In the fourth quarter of 2017, we began to accelerate a required move of our Beijing Ride Performance plant outside the Beijing area. We anticipate this move out of our Beijing plant will be complete by the end of 2018. As we move production to existing and future sites, we expect to carry higher inventory levels to protect customer deliveries, and we will incur some additional costs in connection with these moves.

Liquidity and Capital Resources
Capitalization

	Year Ended December 31,		% Change
	2017	2016
	(Millions)
Short-term debt and maturities classified as current	$83	$90	(8)%
Long-term debt	1,358	1,294	5
Total debt	1,441	1,384	4
Total redeemable noncontrolling interests	42	40	5
Total noncontrolling interests	46	47	(2)
Tenneco Inc. shareholders’ equity	696	573	21
Total equity	742	620	20
Total capitalization	$2,225	$2,044	9%

General.    Short-term debt, which includes maturities classified as current, borrowings by parent company and foreign subsidiaries, and borrowings under our North American accounts receivable securitization program, were $83 million and $90 million as of December 31, 2017 and December 31, 2016, respectively. Borrowings under our revolving credit facilities, which are classified as long-term debt, were $244 million and $300 million at December 31, 2017 and December 31, 2016, respectively.
The 2017 year-to-date increase in Tenneco Inc. shareholders' equity primarily resulted from net income attributable to Tenneco Inc. of $207 million, a $14 million increase in premium on common stock and other capital surplus relating to common stock issued pursuant to benefit plans, a $27 million increase related to pension and postretirement benefits and a $97 million increase caused by the impact of changes in foreign exchange rates on the translation of financial statements of our foreign subsidiaries into U.S. dollars, partially offset by a $169 million increase in treasury stock as a result of purchases of common stock under our share purchase program and cash dividend payments of $53 million.
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
On May 12, 2017, we completed a refinancing of our senior credit facility by entering into an amendment and restatement of that facility. The amended and restated credit agreement enhances financial flexibility by increasing the size and extending the term of its revolving credit facility and term loan facility, and by adding Tenneco Automotive Operating Company Inc. as a co-borrower under the revolving credit facility. The amended and restated credit agreement also adds foreign currency borrowing capability and permits the joinder of our foreign and domestic subsidiaries as borrowers under the revolving credit facility in the future. If any foreign subsidiary of Tenneco is added to the revolving credit facility as a borrower, the obligations of such foreign borrower will be secured by the assets of such foreign borrower, and also will be secured by the assets of, and guaranteed by, the domestic borrowers and domestic guarantors as well as certain foreign subsidiaries of Tenneco in the chain of ownership of such foreign borrower. The amended and restated credit facility consists of a $1,600 million revolving credit facility and a $400 million term loan A facility, which replaced our former $1,200 million revolving credit facility and $264 million term loan A facility, respectively. As of December 31, 2017, the senior credit facility provides us with a total revolving credit facility of $1,600 million and had a $390 million balance outstanding under the term loan A facility, both of which will mature on May 12, 2022. Net carrying amount for the balance outstanding under the term loan A facility including a $2 million debt issuance cost was $388 million as of December 31, 2017. Funds may be borrowed, repaid and re-borrowed under the revolving credit facility without premium or penalty (subject to any customary LIBOR breakage fees). The revolving credit facility is reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. Outstanding letters of credit reduce our availability to borrow revolving loans under the facility. We are required to make quarterly principal payments under the term loan A facility of $5 million through June 30, 2019, $7.5 million beginning September 30, 2019 through June 30, 2020, $10 million beginning September 30, 2020 through March 31, 2022 and a final payment of $260 million is due on May 12, 2022. We have excluded the required payments, within the next twelve months, under the term loan A facility totaling $20 million from current liabilities as of December 31, 2017, because we have the intent and ability to refinance the obligations on a long-term basis by using our revolving credit facility.
We recorded $1 million of pre-tax interest charges in May 2017 related to amendment and restatement of the senior credit facility and the write off of deferred debt issuance costs related to the senior credit facility.
At December 31, 2017, of the $1,600 million available under the revolving credit facility, we had unused borrowing capacity of $1,356 million with $244 million in outstanding borrowings and zero in outstanding letters of credit. As of December 31, 2017, our outstanding debt also included (i) $390 million of a term loan which consisted of a $388 million net carrying amount including a $2 million debt issuance cost related to our term loan A facility which is subject to quarterly principal payments as described above through May 12, 2022, (ii) $225 million of notes which consisted of a $222 million net carrying amount including a $3 million debt issuance cost of 5 3/8 percent senior notes due December 15, 2024, (iii) $500 million of notes which consisted of a $492 million net carrying amount including a $8 million debt issuance cost of 5 percent senior notes due July 15, 2026, and (iv) $95 million of other debt.
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
Senior Credit Facility — Other Terms and Conditions.    Our senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated net leverage ratio (consolidated indebtedness plus, without duplication, the domestic receivable program amount, net of unrestricted cash and cash equivalents up to $250 million, divided by consolidated EBITDA, each as defined in the senior credit facility agreement), and consolidated interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined in the senior credit facility agreement) at the end of each period indicated. Failure to maintain these ratios will result in a default under our senior credit facility. The financial ratios required under the senior credit facility and the actual ratios we calculated for the four quarters of 2017, are as follows:

	Quarter Ended
	December 31, 2017		September 30, 2017		June 30, 2017		March 31, 2017
	Req.	Act.	Req.	Act.	Req.	Act.	Req.	Act.
Leverage Ratio (maximum)	3.50	1.95	3.50	2.15	3.50	1.97	3.50	1.62
Interest Coverage Ratio (minimum)	2.75	10.77	2.75	11.48	2.75	12.44	2.75	15.38
The senior credit facility includes a maximum leverage ratio covenant of 3.50 and a minimum interest coverage ratio of 2.75, in each case through May 12, 2022. The senior credit facility provides us with the flexibility not to exclude certain otherwise excludable charges incurred in any relevant period from the calculation of the leverage and interest coverage ratios for such period. As of December 31, 2017, we elected not to exclude a total of $185 million of excludable charges. Had these charges been excluded, the leverage ratio and the interest ratio would have been 1.52 and 13.76, respectively, as of December 31, 2017.
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
As of December 31, 2017, we were in compliance with all the financial covenants and operational restrictions of the senior credit facility. Our senior credit facility does not contain any terms that could accelerate payment of the facility or affect pricing under the facility as a result of a credit rating agency downgrade.
Senior Notes.    As of December 31, 2017, our outstanding senior notes also included $225 million of 5 3/8 percent senior notes due December 15, 2024 which consisted of $222 million net carrying amount including a $3 million debt issuance cost and $500 million of 5 percent senior notes due July 15, 2026 which consisted of $492 million net carrying amount including a $8 million debt issuance cost. Under the indentures governing the notes, we are permitted to redeem some or all of the remaining senior notes at specified prices that decline to par over a specified period, (a) on or after July 15, 2021, in the case of the senior notes due 2026, and (b) on or after December 15, 2019, in the case of the senior notes due 2024. In addition, the notes may also be redeemed in whole or in part at a redemption price generally equal to 100 percent of the principal amount thereof plus a premium based on the present values of the remaining payments due to the note holders. Further, the indentures governing the notes also permit us to redeem up to 35 percent of the senior notes with the proceeds of certain equity offerings, (a) on or before July 15, 2019 at a redemption price equal to 105 percent, in the case of the senior notes due 2026 and (b) on or before December 15, 2017 at a redemption price equal to 105.375 percent, in the case of the senior notes due 2024. If we sell certain of our assets or experience specified kinds of changes in control, we must offer to repurchase the notes due 2026 and 2024 at 101 percent of the principal amount thereof plus accrued and unpaid interest.
Our senior notes due December 15, 2024 and July 15, 2026, respectively, contain covenants that will, among other things, limit our ability to create liens and enter into sale and leaseback transactions. Our senior notes due 2024 also require that, as a condition precedent to incurring certain types of indebtedness not otherwise permitted, our consolidated fixed charge coverage ratio, as calculated on a pro forma basis, be greater than 2.00, as well as containing restrictions on our operations, including limitations on: (i) incurring additional indebtedness; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; (v) asset sales and (vi) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee our senior notes on a joint and several basis. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. As of December 31, 2017, we were in compliance with the covenants and restrictions of these indentures.

Accounts Receivable Securitization/Factoring.    We securitize or factor some of our accounts receivable on a limited recourse basis in the U.S. and Europe. As servicer under these accounts receivable securitization and factoring programs, we are responsible for performing all accounts receivable administration functions for these securitized and factored financial assets including collections and processing of customer invoice adjustments. In the U.S., we have an accounts receivable securitization program with three commercial banks comprised of a first priority facility and a second priority facility. We securitize original equipment and aftermarket receivables on a daily basis under this program. In April 2017, this U.S. program was amended and extended to April 30, 2019. The first priority facility now provides financing of up to $155 million and the second priority facility, which is subordinated to the first priority facility, now provides up to an additional $25 million of financing. Both facilities monetize accounts receivable generated in the U.S. and Canada that meet certain eligibility requirements, and the second priority facility also monetizes certain accounts receivable generated in the U.S. and Canada that would otherwise be ineligible under the first priority securitization facility. The amount of outstanding third-party investments in our securitized accounts receivable under this U.S. program was $30 million, recorded in short-term debt, at both December 31, 2017 and 2016.
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
On December 14, 2017 we entered into a new accounts receivable factoring program in the U.S. with a commercial bank. Under this program we sell receivables from one of our U.S. OE customers at a rate that is favorable versus our senior credit facility. This arrangement is uncommitted and provides for cancellation by the commercial bank with no less than 30 days prior written notice. The amount of outstanding third-party investments in our accounts receivable sold under this program was $107 million at December 31, 2017.
We also factor receivables in our European operations with regional banks in Europe under various separate facilities. The commitments for these arrangements are generally for one year, but some may be canceled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon notification. The amount of outstanding third-party investments in our accounts receivable sold under programs in Europe was $218 million and $160 million at December 31, 2017 and December 31, 2016, respectively.
If we were not able to securitize or factor receivables under either the U.S. or European programs, our borrowings under our revolving credit agreement might increase. These accounts receivable securitization and factoring programs provide us with access to cash at costs that are generally favorable to alternative sources of financing, and allow us to reduce borrowings under our revolving credit agreement.
In our U.S. accounts receivable securitization programs, we transfer a partial interest in a pool of receivables and the interest that we retain is subordinate to the transferred interest. Accordingly, we account for our U.S. securitization program as a secured borrowing. In our U.S. and European accounts receivable factoring programs, we transfer accounts receivables in their entirety to the acquiring entities and satisfy all of the conditions established under ASC Topic 860, “Transfers and Servicing,” to report the transfer of financial assets in their entirety as a sale. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under our U.S and European factoring programs approximates the fair value of such receivables. We recognized $4 million in interest expense for the year ended 2017, $3 million in interest expense for the year ended 2016 and $2 million in interest expense for the year ended 2015, relating to our U.S. securitization program. In addition, we recognized a loss of $3 million for each of the years ended 2017, 2016 and 2015, on the sale of trade accounts receivable in our U.S. and European accounts receivable factoring programs, representing the discount from book values at which these receivables were sold to our banks. The discount rate varies based on funding costs incurred by our banks, which averaged approximately one percent for the year ended 2017 and two percent for both years ended 2016 and 2015.
Financial Instruments.    In certain instances, several of our Chinese subsidiaries receive payment from customers through the receipt of financial instruments on the date the customer payments are due. Several of our Chinese subsidiaries also satisfy vendor payments through the delivery of financial instruments on the date the payments are due. Financial instruments issued to satisfy vendor payables and not redeemed totaled $11 million and $12 million at December 31, 2017 and December 31, 2016, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $10 million and $5 million at December 31, 2017 and December 31, 2016, respectively. We classify financial instruments received from our customers as other current assets if issued by a financial institution of our customers or as customer notes and accounts if issued by our customer. We classified $10 million and $5 million in other current assets at December 31, 2017 and December 31, 2016, respectively.

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
Supply Chain Financing. Certain of our suppliers participate in supply chain financing programs under which they securitize their accounts receivables from Tenneco. Financial institutions participate in the supply chain financing program on an uncommitted basis and can cease purchasing receivables or drafts from Tenneco's suppliers at any time. If the financial institutions did not continue to purchase receivables or drafts from Tenneco's suppliers under these programs, the participating vendors may have a need to renegotiate their payment terms with Tenneco which in turn could cause our borrowings under our revolving credit facility to increase.
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
Contractual Obligations.
Our remaining required debt principal amortization and payment obligations under lease and certain other financial commitments as of December 31, 2017 are shown in the following table:

	Payments due in:
	2018	2019	2020	2021	2022	Beyond 2022	Total
	(Millions)
Obligations:
Revolver borrowings	$—	$—	$—	$—	$244	$—	$244
Senior term loans	20	25	35	40	270	—	390
Senior notes	—	—	—	—	—	725	725
Other long term debt (including maturities classified as current)	2	3	—	—	—	—	5
Other subsidiary debt and capital lease obligations	1	3	1	1	1	3	10
Short-term debt	80	—	—	—	—	—	80
Debt and capital lease obligations	103	31	36	41	515	728	1,454
Operating leases	46	36	30	23	18	25	178
Purchase obligations (a)	191	79	—	—	—	—	270
Interest payments	45	60	63	52	209	124	553
Capital commitments	149	—	—	—	—	—	149
Total payments	$534	$206	$129	$116	$742	$877	$2,604

(a) Short-term, ordinary course payment obligations have been excluded.
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

Included in our contractual obligations is the amount of interest to be paid on our long-term debt. As our debt structure contains both fixed and variable rate obligations, we have made assumptions in calculating the amount of future interest payments. Interest on our senior notes is calculated using the fixed rates of 5 3/8 percent and 5 percent, respectively. Interest on our variable rate debt is calculated as LIBOR plus the applicable margin in effect at December 31, 2017 for the Eurodollar and Term Loan A loan and prime plus the applicable margin in effect on December 31, 2017 on the prime-based loans. We have assumed that both LIBOR and the prime rate will remain unchanged for the outlying years. See “— Capitalization.”
We have also included an estimate of expenditures required after December 31, 2017 to complete the projects authorized at December 31, 2017, in which we have made substantial commitments in connection with purchasing plant, property and equipment for our operations. For 2018, we expect our capital expenditures to be between $380 million and $410 million.
We have included an estimate of the expenditures necessary after December 31, 2017 to satisfy purchase requirements pursuant to certain ordinary course supply agreements that we have entered into. With respect to our other supply agreements, they generally do not specify the volumes we are required to purchase. In many cases, if any commitment is provided, the agreements state only the minimum percentage of our purchase requirements we must buy from the supplier. As a result, these purchase obligations fluctuate from year-to-year and we are not able to quantify the amount of our future obligations.
We have not included material cash requirements for unrecognized tax benefits or taxes. It is difficult to estimate taxes to be paid as changes in where we generate income can have a significant impact on future tax payments. We have also not included cash requirements for funding pension and postretirement benefit costs. Based upon current estimates, we believe we will be required to make contributions of approximately $15 million to those plans in 2018. Pension and postretirement contributions beyond 2018 will be required but those amounts will vary based upon many factors, including the performance of our pension fund investments during 2018 and future discount rate changes. For additional information relating to the funding of our pension and other postretirement plans, refer to Note 10 of our consolidated financial statements. In addition, we have not included cash requirements for environmental remediation. Based upon current estimates we believe we will be required to spend approximately $17 million over the next 30 years. However, due to possible modifications in remediation processes and other factors, it is difficult to determine the actual timing of the payments. See “— Environmental and Other Matters.”
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
We have two performance guarantee agreements in the U.K. between Tenneco Management (Europe) Limited (“TMEL”) and the two Walker Group Retirement Plans, the Walker Group Employee Benefit Plan and the Walker Group Executive Retirement Benefit Plan (the “Walker Plans”), whereby TMEL will guarantee the payment of all current and future pension contributions in the event of a payment default by the sponsoring or participating employers of the Walker Plans. The Walker Plans are comprised of employees from Tenneco Walker (U.K.) Limited and Futaba (U.K.) Limited, formerly our Futaba-Tenneco (U.K.) joint venture. Employer contributions are funded by Tenneco Walker (U.K.) Limited, as the sponsoring employer, and were also funded by Futaba (U.K.) Limited prior to its ceasing, on April 28, 2017, to be an entity in which Tenneco has an equity interest. The performance guarantee agreements are expected to remain in effect until all pension obligations for the Walker Plans’ sponsoring and participating employers have been satisfied. We did not record an additional liability for this performance guarantee since Tenneco Walker (U.K.) Limited, as the sponsoring employer of the Walker Plans, already recognizes 100 percent of the pension obligation calculated based on U.S. GAAP, for all of the Walker Plans’ participating employers on its balance sheet, which was zero and $19 million at December 31, 2017 and December 31, 2016, respectively. At December 31, 2017, all pension contributions under the Walker Plans were current for all of the Walker Plans’ sponsoring and participating employers.
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

We have issued guarantees through letters of credit in connection with some obligations of our affiliates. As of December 31, 2017, we have $32 million in letters of credit to support some of our subsidiaries’ insurance arrangements, foreign employee benefit programs, environmental remediation activities and cash management and capital requirements.
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
Revenue Recognition
We recognize revenue for sales to our original equipment and aftermarket customers when title and risk of loss passes to the customers under the terms of our arrangements with those customers, which is usually at the time of shipment from our plants or distribution centers. Generally, in connection with the sale of exhaust systems to certain original equipment manufacturers, we purchase catalytic converters and diesel particulate filters or components thereof including precious metals (“substrates”) on behalf of our customers which are used in the assembled system. These substrates are included in our inventory and “passed through” to the customer at our cost, plus a small margin, since we take title to the inventory and are responsible for both the delivery and quality of the finished product. Revenues recognized for substrate sales were $2,187 million, $2,028 million and $1,888 million in 2017, 2016 and 2015, respectively. For our aftermarket customers, we provide for promotional incentives and returns at the time of sale. Estimates are based upon the terms of the incentives and historical experience with returns. Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis. Shipping and handling costs billed to customers are included in revenues and the related costs are included in cost of sales in our Statements of Income.

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
Engineering, Research and Development
We expense engineering, research, and development costs as they are incurred. Engineering, research, and development expenses were $158 million for 2017, $154 million for 2016 and $146 million for 2015, net of reimbursements from our customers. Of these amounts, $21 million in 2017, $15 million in 2016 and $17 million in 2015 relate to research and development, which includes the research, design, and development of a new unproven product or process. Additionally, $128 million for both 2017 and 2016 and $111 million for 2015 of engineering, research, and development expense relates to engineering costs we incurred for application of existing products and processes to vehicle platforms. The remainder of the expenses in each year relate to improvements and enhancements to existing products and processes. Further, our customers reimburse us for engineering, research, and development costs on some platforms when we prepare prototypes and incur costs before platform awards. Our engineering, research, and development expense for 2017, 2016 and 2015 has been reduced by $164 million, $137 million and $145 million, respectively, for these reimbursements.
Pre-production Design and Development and Tooling Assets
We expense pre-production design and development costs as incurred unless we have a contractual guarantee for reimbursement from the original equipment customer. Unbilled pre-production design and development costs recorded in prepayments and other and long-term receivables totaled $25 million and $22 million on December 31, 2017 and 2016, respectively. In addition, plant, property and equipment included $72 million and $62 million at December 31, 2017 and 2016, respectively, for original equipment tools and dies that we own, and prepayments and other included $117 million and $97 million at December 31, 2017 and 2016, respectively, for in-process tools and dies that we are building for our original equipment customers.

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
On December 22, 2017, the Tax Cuts and Jobs Act ("TCJA") was enacted into U.S. law, which, among other provisions, lowered the corporate income tax rate effective January 1, 2018 from the currently applicable 35% rate to a new 21% rate, and implemented significant changes with respect to U.S. tax treatment of earnings originating from outside the U.S. Many of the provisions of TCJA are subject to regulatory interpretation and U.S. state conforming enactment. We have included in these financial statements provisional estimates for the deemed repatriation transition tax impact contained within TCJA and provisional measurements for effective rate changes to deferred tax assets and liabilities, including any valuation allowances thereon, as disclosed in the Tax Footnotes. The Company will continue to refine its estimates throughout the measurement period provided for in SEC Staff Accounting Bulletin 118, or until its accounting is complete. The TCJA also includes an anti-deferral provision (the Global Intangible Low-Taxed Income tax) effective starting in 2018 wherein taxes on foreign income are imposed in excess of a deemed return on tangible assets of non-U.S. corporations. Because of the complexities of the provisions, the Company is continuing to evaluate the elective treatment under U.S. generally accepted accounting principles as either a period income tax expense or as a component of deferred taxes.
We evaluate our deferred income tax assets quarterly to determine if valuation allowances are required or should be adjusted. U.S. GAAP requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. This assessment considers, among other matters, the nature, frequency and amount of recent losses, the duration of statutory carryforward periods, and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified.
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
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update 2017-04, Intangibles —Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. To address concerns over the cost and complexity of the two-step goodwill impairment test, the new standard removes the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. A public business entity should adopt the amendments in this update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment test performed on testing dates after January 1, 2017. We adopted this standard for the first quarter of 2017.
We compare the estimated fair value of our reporting units with goodwill to the carrying value of the unit’s assets and liabilities to determine if impairment exists within the recorded balance of goodwill. We estimate the fair value of each reporting unit using the income approach which is based on the present value of estimated future cash flows. The income approach is dependent on a number of factors, including estimates of market trends, forecasted revenues and expenses, capital expenditures, weighted average cost of capital and other variables. A separate discount rate derived by a combination of published sources, internal estimates and weighted based on our debt to equity ratio, was used to calculate the discounted cash flows for each of our reporting units. These estimates are based on assumptions that we believe to be reasonable, but which are inherently uncertain and outside of the control of management. If the carrying value of our reporting units exceeds their current fair value as determined based on discounted future cash flows of the related business, the goodwill is considered impaired. As a result, a goodwill impairment loss would be measured at the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill.
As a result of our goodwill impairment evaluation in the fourth quarter of 2017, we determined that the estimated fair value of the Europe and South America Ride Performance reporting unit was lower than its carrying value. Accordingly, we recorded a goodwill impairment charge of $11 million in the fourth quarter. We reached this determination based on updated long-term projections for the Europe and South America Ride Performance reporting unit provided by the Company's annual budgeting and strategic planning process, which is completed in the fourth quarter. The 2017 annual budgeting and strategic planning process indicated that the reporting unit's recovery period will be longer than previously expected. In the fourth quarter of 2017, the estimated fair value of our other reporting units substantially exceeded the carrying value of their assets and liabilities as of the testing date for goodwill impairment.
At December 31, 2017, accumulated goodwill impairment charges include $306 million related to our North America Ride Performance reporting unit, $43 million related to our Europe, South America & India Ride Performance reporting unit and $11 million related to our Asia Pacific Ride Performance reporting unit.
In the fourth quarter of 2016 and 2015, the estimated fair value of each of our reporting units exceeded the carrying value of their assets and liabilities as of the testing date for goodwill impairment.
Pension and Other Postretirement Benefits
We have various defined benefit pension plans that cover some of our employees. We also have postretirement health care and life insurance plans that cover some of our U.S. and Canadian employees. Our pension and postretirement health care and life insurance expenses and valuations are dependent on assumptions used by our actuaries in calculating those amounts. These assumptions include discount rates, health care cost trend rates, long-term return on plan assets, retirement rates, mortality rates and other factors. Health care cost trend rate assumptions are developed based on historical cost data and an assessment of likely long-term trends. Retirement rates are based primarily on actual plan experience while mortality rates are based upon the general population experience which is not expected to differ materially from our experience.
Our approach to establishing the discount rate assumption for both our domestic and foreign plans is generally based on the yield on high-quality corporate fixed-income investments. At the end of each year, the discount rate is determined using the results of bond yield curve models based on a portfolio of high quality bonds matching the notional cash inflows with the expected benefit payments for each significant benefit plan. Based on this approach, we lowered the weighted average discount rate for all our pension plans to 3.0 percent in 2017 from 3.3 percent in 2016. The discount rate for postretirement benefits was lowered to 3.8 percent in 2017 from 4.2 percent in 2016.
Our approach to determining expected return on plan asset assumptions evaluates both historical returns as well as estimates of future returns, and is adjusted for any expected changes in the long-term outlook for the equity and fixed income markets and for changes in the composition of pension plan assets. As a result, our estimate of the weighted average long-term rate of return on plan assets for all of our pension plans was lowered to 5.5 percent in 2017 from 6.1 percent in 2016.
Our pension plans generally do not require employee contributions. Our policy is to fund our pension plans in accordance with applicable U.S. and foreign government regulations. At December 31, 2017, all legal funding requirements had been met.
Refer to Note 10 of our consolidated financial statements for more information regarding our pension and other postretirement employee benefit costs and assumptions.
New Accounting Pronouncements
Note 1 of the consolidated financial statements located in Item 8 — Financial Statements and Supplemental Data is incorporated herein by reference.
Derivative Financial Instruments
Foreign Currency Exchange Rate Risk
We use derivative financial instruments, principally foreign currency forward purchase and sale contracts with terms of less than one year, to hedge a portion of our exposure to changes in foreign currency exchange rates. Our primary exposure to changes in foreign currency rates results from intercompany loans made between affiliates. Additionally, we enter into foreign currency forward purchase and sale contracts to mitigate our exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables. We manage counter-party credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements. We do not enter into derivative financial instruments for speculative purposes.

In managing our foreign currency exposures, we identify and aggregate existing offsetting positions and then hedge residual exposures through third-party derivative contracts. The fair value of our foreign currency forward contracts was a net liability position of less than $1 million at December 31, 2017 and is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. The following table summarizes by major currency the notional amounts for our foreign currency forward purchase and sale contracts as of December 31, 2017. All contracts in the following table mature in 2018.

		Notional Amount in Foreign Currency
		(Millions)
British pounds	—Purchase	11
Canadian dollars	—Sell	(2)
European euro	—Sell	(4)
U.S. dollars	—Purchase	7
	—Sell	(15)
Interest Rate Risk
Our financial instruments that are sensitive to market risk for changes in interest rates are primarily our debt securities. We use our revolving credit facilities to finance our short-term and long-term capital requirements. We pay a current market rate of interest on these borrowings. Our long-term capital requirements have been financed with long-term debt with original maturity dates ranging from four to ten years. On December 31, 2017, we had $739 million in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed through July 2026, $225 million is fixed through December 2024 and the remainder is fixed through 2025. We also have $637 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” earlier in this Management’s Discussion and Analysis.
We estimate that the fair value of our long-term debt at December 31, 2017 was about 102 percent of its book value. A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $7 million.
Equity Prices
We also utilize an equity swap arrangement to offset changes in liabilities related to the equity market risks of our arrangements for deferred compensation and restricted stock unit awards. Gain or losses from changes in the fair value of these equity swaps are generally offset by the losses or gains on the related liabilities. In the second quarter of 2017, we entered into an equity swap agreement with a financial institution. We selectively use cash-settled equity swaps to reduce market risk associated with our deferred liabilities. These equity compensation liabilities increase as our stock price increases and decrease as our stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing us to fix a portion of the liabilities at a certain amount. As of December 31, 2017, we had hedged deferred liability related to approximately 250,000 common share equivalents.
Environmental Matters, Legal Proceedings and Product Warranties
Note 12 of the consolidated financial statements located in Part II Item 8 — Financial Statements and Supplemental Data is incorporated herein by reference.
Tenneco 401(k) Retirement Savings Plans
Effective January 1, 2012, the Tenneco Employee Stock Ownership Plan for Hourly Employees and the Tenneco Employee Stock Ownership Plan for Salaried Employees were merged into one plan called the Tenneco 401(k) Retirement Savings Plan (the “Retirement Savings Plan”). Under the plan, subject to limitations in the Internal Revenue Code, participants may elect to defer up to 75 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We match 100 percent of an employee's contributions up to three percent of the employee's salary and 50 percent of an employee's contributions that are between three percent and five percent of the employee's salary. In connection with freezing the defined benefit pension plans for nearly all U.S. based salaried and non-union hourly employees effective December 31, 2006, and the related replacement of those defined benefit plans with defined contribution plans, we are making additional contributions to the Employee Stock Ownership Plans. We recorded expense for these contributions of approximately $29 million, $28 million and $27 million in 2017, 2016, and 2015, respectively. Matching contributions vest immediately. Defined benefit replacement contributions fully vest on the employee’s third anniversary of employment.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
INDEX TO FINANCIAL STATEMENTS OF TENNECO INC.
AND CONSOLIDATED SUBSIDIARIES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of Tenneco Inc. is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this assessment, our management identified control deficiencies as of December 31, 2017 which constituted a material weakness.
A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis.
During the quarter ended June 30, 2017, the Company identified deficiencies that, when aggregated together, resulted in a material weakness in the Company’s internal control over financial reporting in China. The Company did not have people with appropriate authority and experience in key positions in China. Specifically, we did not have adequate international oversight to prevent the intentional mischaracterization of the nature of accounting transactions related to payments received by the Company from suppliers by certain purchasing and accounting personnel at the Company’s Chinese subsidiaries.
The material weakness described above resulted in immaterial errors impacting previously issued consolidated financial statements for the years ended December 31, 2016, 2015 and 2014, and each interim and year-to-date period in those respective years. We evaluated these errors and concluded that they did not, individually or in the aggregate, result in a material misstatement of our previously issued consolidated financial statements. However, the identified misstatements resulting from the intentional mischaracterizations discussed above would be material if corrected as an out-of-period adjustment. Additionally, this material weakness could result in the misstatement of the relevant account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
As a result of the material weakness described above, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2017.
Our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included herein.

February 28, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Tenneco Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Tenneco Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the index appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting related to the accounting for payments received by the Company from suppliers by certain purchasing and accounting personnel at the Company’s Chinese subsidiaries existed as of that date.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in the accompanying Management's Report on Internal Control Over Financial Reporting. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/S/ PRICEWATERHOUSECOOPERS LLP

Milwaukee, Wisconsin
February 28, 2018

We have served as the Company’s auditor since 2010.

TENNECO INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2017	2016	2015
	(Millions Except Share and Per Share Amounts)
Revenues
Net sales and operating revenues	$9,274	$8,599	$8,181
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	7,812	7,123	6,828
Goodwill impairment charge	11	—	—
Engineering, research, and development	158	154	146
Selling, general, and administrative	648	589	491
Depreciation and amortization of other intangibles	224	212	203
	8,853	8,078	7,668
Other income (expense)
Loss on sale of receivables	(5)	(5)	(4)
Other income (expense)	1	—	(1)
	(4)	(5)	(5)
Earnings before interest expense, income taxes, and noncontrolling interests	417	516	508
Interest expense	73	92	67
Earnings before income taxes and noncontrolling interests	344	424	441
Income tax expense	70	—	146
Net income	274	424	295
Less: Net income attributable to noncontrolling interests	67	68	54
Net income attributable to Tenneco Inc.	$207	$356	$241
Earnings per share
Weighted average shares of common stock outstanding —
Basic	52,796,184	55,939,135	59,678,309
Diluted	53,026,911	56,407,436	60,193,150
Basic earnings per share of common stock	$3.93	$6.36	$4.05
Diluted earnings per share of common stock	$3.91	$6.31	$4.01
Cash dividends declared	$1.00	$—	$—
The accompanying notes to consolidated financial statements are an integral part of these statements of income.

TENNECO INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2017
	Tenneco Inc.		Noncontrolling interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	(Millions)
Net Income		$207		$67		$274
Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$(338)		$(5)		$(343)
Translation of foreign currency statements, net of tax	97	97	2	2	99	99
Balance December 31	(241)		(3)		(244)
Adjustment to the Liability for Pension and Postretirement Benefits
Balance January 1	(327)		—		(327)
Adjustment to the Liability for Pension and Postretirement benefits, net of tax	27	27	—	—	27	27
Balance December 31	(300)		—		(300)
Balance December 31	$(541)		$(3)		$(544)
Other comprehensive income		124		2		126
Comprehensive Income		$331		$69		$400
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

TENNECO INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$315	$347
Restricted cash	3	2
Receivables —
Customer notes and accounts, net	1,294	1,272
Other	27	22
Inventories	869	730
Prepayments and other	291	229
Total current assets	2,799	2,602
Other assets:
Long-term receivables, net	9	9
Goodwill	49	57
Intangibles, net	22	19
Deferred income taxes	204	199
Other	144	103
	428	387
Plant, property, and equipment, at cost	4,008	3,548
Less — Accumulated depreciation and amortization	(2,393)	(2,191)
	1,615	1,357
Total Assets	$4,842	$4,346
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)	$83	$90
Accounts payable	1,705	1,501
Accrued taxes	45	39
Accrued interest	14	15
Accrued liabilities	287	285
Other	132	43
Total current liabilities	2,266	1,973
Long-term debt	1,358	1,294
Deferred income taxes	11	7
Pension and postretirement benefits	268	273
Deferred credits and other liabilities	155	139
Commitments and contingencies
Total liabilities	4,058	3,686
Redeemable noncontrolling interests	42	40
Tenneco Inc. Shareholders’ equity:
Common stock	1	1
Premium on common stock and other capital surplus	3,112	3,098
Accumulated other comprehensive loss	(541)	(665)
Retained earnings (accumulated deficit)	(946)	(1,100)
	1,626	1,334
Less — Shares held as treasury stock, at cost	930	761
Total Tenneco Inc. shareholders’ equity	696	573
Noncontrolling interests	46	47
Total equity	742	620
Total liabilities, redeemable noncontrolling interests and equity	$4,842	$4,346
The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

TENNECO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(Millions)
Operating Activities
Net income	$274	$424	$295
Adjustments to reconcile net income to cash provided by operating activities —
Goodwill impairment charge	11	—	—
Depreciation and amortization of other intangibles	224	212	203
Deferred income taxes	(10)	(80)	(2)
Stock-based compensation	14	14	15
Loss on sale of assets	5	4	4
Changes in components of working capital —
(Increase) decrease in receivables	31	(215)	(90)
(Increase) decrease in inventories	(96)	(57)	(36)
(Increase) decrease in prepayments and other current assets	(39)	(8)	37
Increase (decrease) in payables	129	114	90
Increase (decrease) in accrued taxes	4	2	(1)
Increase (decrease) in accrued interest	(2)	12	1
Increase (decrease) in other current liabilities	68	26	(10)
Change in long-term assets	(22)	6	3
Change in long-term liabilities	34	33	8
Other	4	(3)	11
Net cash provided by operating activities	629	484	528
Investing Activities
Proceeds from sale of assets	8	6	4
Proceeds from sale of equity interest	9	—	—
Cash payments for plant, property, and equipment	(394)	(325)	(286)
Cash payments for software related intangible assets	(25)	(20)	(23)
Change in restricted cash	(1)	(1)	2
Other	(10)	—	—
Net cash used by investing activities	(413)	(340)	(303)
Financing Activities
Cash dividends	(53)	—	—
Retirement of long-term debt	(19)	(531)	(37)
Issuance of long-term debt	137	509	1
Debt issuance costs of long-term debt	(8)	(9)	(1)
Purchase of common stock under the share repurchase program	(169)	(225)	(213)
Issuance (repurchase) of common stock	(1)	13	1
Increase (decrease) in bank overdrafts	(7)	10	(22)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivable	(67)	202	102
Net increase in short-term borrowings secured by accounts receivable	—	—	30
Distribution to noncontrolling interest partners	(64)	(55)	(44)
Net cash used by financing activities	(251)	(86)	(183)
Effect of foreign exchange rate changes on cash and cash equivalents	3	2	(37)
Increase in cash and cash equivalents	(32)	60	5
Cash and cash equivalents, January 1	347	287	282
Cash and cash equivalents, December 31 (Note)	$315	$347	$287
Supplemental Cash Flow Information
Cash paid during the year for interest	$78	$76	$68
Cash paid during the year for income taxes (net of refunds)	95	113	105
Non-cash Investing and Financing Activities
Period end balance of trade payables for plant, property, and equipment	$59	$68	$50

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.
The accompanying notes to consolidated financial statements are an integral part of these statements of cash flows.

TENNECO INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2017		2016		2015
	Shares	Amount	Shares	Amount	Shares	Amount
	(Millions Except Share Amounts)
Common Stock
Balance January 1	65,891,930	$1	65,067,132	$1	64,454,248	$1
Issued pursuant to benefit plans	34,760	—	292,514	—	335,766	—
Restricted shares forfeited	(126,682)	—	—	—	—	—
Stock options exercised	233,501	—	532,284	—	277,118	—
Balance December 31	66,033,509	1	65,891,930	1	65,067,132	1
Premium on Common Stock and Other Capital Surplus
Balance January 1		3,098		3,081		3,059
Premium on common stock issued pursuant to benefit plans		14		17		22
Balance December 31		3,112		3,098		3,081
Accumulated Other Comprehensive Loss
Balance January 1		(665)		(665)		(545)
Other comprehensive gain (loss)		124		—		(120)
Balance December 31		(541)		(665)		(665)
Retained Earnings (Accumulated Deficit)
Balance January 1		(1,100)		(1,456)		(1,697)
Net income attributable to Tenneco Inc.		207		356		241
Cash dividends declared		(53)		—		—
Balance December 31		(946)		(1,100)		(1,456)
Less — Common Stock Held as Treasury Stock, at Cost
Balance January 1	11,655,938	761	7,473,325	536	3,244,692	323
Purchase of common stock through stock repurchase program	2,936,950	169	4,182,613	225	4,228,633	213
Balance December 31	14,592,888	930	11,655,938	761	7,473,325	536
Total Tenneco Inc. shareholders’ equity		$696		$573		$425
Noncontrolling interests:
Balance January 1		47		39		40
Net income		31		32		22
Other comprehensive loss		(1)		(2)		(3)
Dividends declared		(31)		(22)		(20)
Balance December 31		$46		$47		$39
Total equity		$742		$620		$464
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include, among others, allowances for doubtful receivables, promotional and product returns, income taxes, pension and postretirement benefit plans, and contingencies. These items are covered in more detail in the accompanying Footnotes (See Note 1, Note 7, Note 10, and Note 12). Actual results could differ from those estimates.
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
The following is a rollforward of activity in our redeemable noncontrolling interests for the years ending December 31, 2017, 2016 and 2015, respectively:

	2017	2016	2015
	(Millions)
Balance January 1	$40	$41	$34
Net income attributable to redeemable noncontrolling interests	36	36	32
Other comprehensive income (loss)	3	(2)	(1)
Dividends declared	(37)	(35)	(24)
Balance December 31	$42	$40	$41

Inventories
At December 31, 2017 and 2016, inventory by major classification was as follows:

	2017	2016
	(Millions)
Finished goods	$349	$284
Work in process	268	245
Raw materials	178	137
Materials and supplies	74	64
	$869	$730
Our inventories are stated at the lower of cost or market value using the first-in, first-out (“FIFO”) or average cost methods. Work in process includes purchased parts such as substrates coated with precious metals.
Goodwill and Intangibles, net
We evaluate goodwill for impairment in the fourth quarter of each year, or more frequently if events indicate it is warranted.
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update 2017-04, Intangibles —Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. To address concerns over the cost and complexity of the two-step goodwill impairment test, the new standard removes the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. A public business entity should adopt the amendments in this update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment test performed on testing dates after January 1, 2017. We adopted this standard in the first quarter of 2017.
We compare the estimated fair value of our reporting units with goodwill to the carrying value of the unit’s net assets to determine if a goodwill impairment exists. We estimate the fair value of each reporting unit using the income approach which is based on the present value of estimated future cash flows. The income approach is dependent on a number of factors, including estimates of market trends, forecasted revenues and expenses, capital expenditures, weighted average cost of capital and other variables. A separate discount rate derived by a combination of published sources, internal estimates and weighted based on our debt to equity ratio, was used to calculate the discounted cash flows for each of our reporting units. These estimates are based on assumptions that we believe to be reasonable, but which are inherently uncertain and outside of the control of management. If the carrying value of our reporting units exceeds their current fair value as determined based on discounted future cash flows of the related business, the goodwill is considered impaired. As a result, a goodwill impairment loss would be measured at the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill.
As a result of our goodwill impairment evaluation in the fourth quarter of 2017, we determined that the estimated fair value of the Europe and South America Ride Performance reporting unit was lower than its carrying value. Accordingly, we recorded a goodwill impairment charge of $11 million in the fourth quarter. We reached this determination based on updated long-term projections for the Europe and South America Ride Performance reporting unit provided by the Company's annual budgeting and strategic planning process, which is completed in the fourth quarter. The 2017 annual budgeting and strategic planning process indicated that the reporting unit's recovery period will be longer than previously expected. In the fourth quarter of 2017, the estimated fair value of our other reporting units substantially exceeded the carrying value of their assets and liabilities as of the testing date for goodwill impairment.
At December 31, 2017, accumulated goodwill impairment charges include $306 million related to our North America Ride Performance reporting unit, $43 million related to our Europe and South America Ride Performance reporting unit and $11 million related to our Asia Pacific Ride Performance reporting unit.
In the fourth quarter of 2016 and 2015, the estimated fair value of each of our reporting units exceeded the carrying value of their assets and liabilities as of the testing date for goodwill impairment.
The changes in the net carrying amount of goodwill for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Clean Air Division			Ride Performance Division
	North America	Europe and South America	Asia Pacific	North America	Europe and South America	Asia Pacific	Total
(Millions)
Balance at December 31, 2015	$14	$11	$—	$10	$11	$14	$60
Translation Adjustment	—	—	—	—	(3)	—	(3)
Balance at December 31, 2016	14	11	—	10	11	11	57
Translation Adjustment	—	1	—	—	—	2	3
Goodwill Impairment Charge	—	—	—	—	(11)	—	(11)
Balance at December 31, 2017	14	12	—	10	—	13	49

We have capitalized certain intangible assets, primarily technology rights, trademarks and patents, based on their estimated fair value at the date we acquired them. We amortize our finite useful life intangible assets on a straight-line basis over periods ranging from 3 to 50 years. Amortization of intangibles amounted to $3 million in both 2017 and 2016, and $5 million in 2015, and are included in the statements of income caption “Depreciation and amortization of intangibles.” The carrying amount and accumulated amortization of our finite useful life intangible assets were as follows:

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31, 2017		December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
	(Millions)		(Millions)
Customer contract	$8	$(5)	$8	$(5)
Patents	1	(1)	1	(1)
Technology rights	29	(23)	29	(21)
Other	15	(2)	9	(1)
Total	$53	$(31)	$47	$(28)
Estimated amortization of intangible assets over the next five years is expected to be $5 million in 2018, $4 million in 2019, $4 million in 2020, $3 million in 2021 and $2 million in 2022.
Plant, Property, and Equipment, at Cost
At December 31, 2017 and 2016, plant, property, and equipment, at cost, by major category were as follows:

	2017	2016
	(Millions)
Land, buildings, and improvements	$635	$568
Machinery and equipment	2,983	2,638
Other, including construction in progress	390	342
	$4,008	$3,548
We depreciate these properties excluding land on a straight-line basis over the estimated useful lives of the assets. Useful lives range from 10 to 50 years for buildings and improvements and from 3 to 25 years for machinery and equipment.
Notes and Accounts Receivable and Allowance for Doubtful Accounts
Receivables consist of amounts billed and currently due from customers and unbilled pre-production design and development costs. Short and long-term accounts receivable outstanding were $1,317 million and $1,293 million at December 31, 2017 and 2016, respectively. The allowance for doubtful accounts on short-term and long-term accounts receivable was $16 million at both December 31, 2017 and 2016. Short and long-term notes receivable outstanding were $2 million and $4 million at December 31, 2017 and 2016, respectively. The allowance for doubtful accounts on short-term and long-term notes receivable was zero at both December 31, 2017 and 2016.
Pre-production Design and Development and Tooling Assets
We expense pre-production design and development costs as incurred unless we have a contractual guarantee for reimbursement from the original equipment customer. Unbilled pre-production design and development costs recorded in prepayments and other and long-term receivables were $25 million and $22 million at December 31, 2017 and 2016, respectively. In addition, plant, property and equipment included $72 million and $62 million at December 31, 2017 and 2016, respectively, for original equipment tools and dies that we own, and prepayments and other included $117 million and $97 million at December 31, 2017 and 2016, respectively, for in-process tools and dies that we are building for our original equipment customers.
Internal Use Software Assets
We capitalize certain costs related to the purchase and development of software that we use in our business operations. We amortize the costs attributable to these software systems over their estimated useful lives, ranging from 3 to 12 years, based on various factors such as the effects of obsolescence, technology, and other economic factors. Capitalized software development costs, net of amortization, were $79 million and $66 million at December 31, 2017 and 2016, respectively, and are recorded in other long-term assets. Amortization of software development costs was approximately $15 million, $12 million and $13 million for the years ended December 31, 2017, December 31, 2016, and December 31, 2015, respectively, and is included in the statements of income (loss) caption “Depreciation and amortization of intangibles.” Additions to capitalized software development costs, including payroll and payroll-related costs for those employees directly associated with developing and obtaining the internal use software, are classified as investing activities in the consolidated statements of cash flows.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accounts Payable
Accounts payable included $77 million and $99 million at December 31, 2017 and December 31, 2016, respectively, for accrued compensation and $20 million and $27 million at December 31, 2017 and December 31, 2016, respectively, for bank overdrafts at our European subsidiaries.
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
We evaluate our deferred tax assets quarterly to determine if valuation allowances are required or should be adjusted. U.S. GAAP requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. This assessment considers, among other matters, the nature, frequency and amount of recent losses, the duration of statutory carryforward periods, and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified.
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
Revenue Recognition
We recognize revenue for sales to our original equipment and aftermarket customers when title and risk of loss passes to the customers under the terms of our arrangements with those customers, which is usually at the time of shipment from our plants or distribution centers. Generally, in connection with the sale of exhaust systems to certain original equipment manufacturers, we purchase catalytic converters and diesel particulate filters or components thereof including precious metals (“substrates”) on behalf of our customers which are used in the assembled system. These substrates are included in our inventory and “passed through” to the customer at our cost, plus a small margin, since we take title to the inventory and are responsible for both the delivery and quality of the finished product. Revenues recognized for substrate sales were $2,187 million, $2,028 million and $1,888 million in 2017, 2016 and 2015, respectively. For our aftermarket customers, we provide for promotional incentives and returns at the time of sale. Estimates are based upon the terms of the incentives and historical experience with returns. Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis. Shipping and handling costs billed to customers are included in revenues and the related costs are included in cost of sales in our consolidated statements of income.
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

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Earnings Per Share
We compute basic earnings per share by dividing income available to common shareholders by the weighted-average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that we adjust the weighted-average number of shares outstanding to include estimates of additional shares that would be issued if potentially dilutive common shares had been issued. In addition, we adjust income available to common shareholders to include any changes in income or loss that would result from the assumed issuance of the dilutive common shares. See Note 2 to the consolidated financial statements.
Engineering, Research and Development
We expense engineering, research, and development costs as they are incurred. Engineering, research, and development expenses were $158 million for 2017, $154 million for 2016, and $146 million for 2015, net of reimbursements from our customers. Our customers reimburse us for engineering, research, and development costs on some platforms when we prepare prototypes and incur costs before platform awards. Our engineering, research, and development expense for 2017, 2016 and 2015 has been reduced by $164 million, $137 million and $145 million, respectively, for these reimbursements.
Advertising and Promotion Expenses
We expense advertising and promotion expenses as they are incurred. Advertising and promotion expenses were $40 million, $40 million, and $54 million for the years ended December 31, 2017, 2016, and 2015, respectively.
Foreign Currency
We translate the consolidated financial statements of foreign subsidiaries into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted-average exchange rate for revenues and expenses in each period. We record translation adjustments for those subsidiaries whose local currency is their functional currency as a component of accumulated other comprehensive income (loss) in shareholders’ equity. We recognize transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency in earnings as incurred, except for those intercompany balances which are designated as long-term investments. Our results include foreign currency transaction losses of $4 million in 2017, gains of $1 million in 2016 and losses of $6 million in 2015. The amounts are recorded in cost of sales.
We use derivative financial instruments, principally foreign currency forward purchase and sales contracts with terms of less than one year, to hedge our exposure to changes in foreign currency exchange rates. Our primary exposure to changes in foreign currency rates results from intercompany loans made between affiliates to minimize the need for borrowings from third parties. Additionally, we enter into foreign currency forward purchase and sale contracts to mitigate our exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables. We manage counter-party credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements. We do not enter into derivative financial instruments for speculative purposes. In managing our foreign currency exposures, we identify and aggregate existing offsetting positions and then hedge residual exposures through third-party derivative contracts. The fair value of our foreign currency forward contracts was a net liability position of less than $1 million at both December 31, 2017 and December 31, 2016 and is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. We record the change in fair value of these foreign currency forward contracts as part of currency gains (losses) within cost of sales in the consolidated statements of income. The fair value of foreign currency forward contracts are recorded in prepayments and other current assets or other current liabilities in the consolidated balance sheet.

New Accounting Pronouncements
In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220). The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments allow for an election to eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this update also require certain disclosures about stranded tax effects. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We are currently evaluating the potential impact of this new guidance on the Company's consolidated financial statements.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In January 2017, the FASB issued Accounting Standard Update 2017-04, Intangibles —Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. To address concerns over the cost and complexity of the two-step goodwill impairment test, the new standard removes the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. A public business entity should adopt the amendments in this update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment test performed on testing dates after January 1, 2017. We adopted this standard in the first quarter of 2017.
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
In August 2016, the FASB issued Accounting Standard Update 2016-15, Statement of Cash Flows - Classification of certain cash receipts and cash payments (Topic 230). This Update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. Current GAAP either is unclear or does not include specific guidance on the eight cash flow classification issues included in the amendments in this update. The amendments are an improvement to GAAP because they provide guidance for each of the eight issues, thereby reducing the current and potential future diversity in practice described above. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We will adopt this standard in the first quarter of 2018 and are currently evaluating the materiality of the impact of this new guidance on the Company's consolidated financial statements.
In March 2016, the FASB issued Accounting Standard Update 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, as part of its initiative to reduce complexity in accounting standards. The areas for simplification in this update involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, the standard is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We adopted this standard in the first quarter of 2017. The impact of the adoption resulted in the following:

•
We recorded a tax benefit of $2 million within income tax expense for the year ended December 31, 2017 related to the excess tax benefit on share-based awards. Prior to adoption, this amount would have been recorded as premium on common stock and other capital surplus.

•
We no longer reclassify the excess tax benefit from operating activities to financing activities in the statement of cash flows. Cash payments made to the taxing authorities on employees' behalf for withheld shares are presented as financing activities. Tenneco elected to apply this change in presentation retrospectively and thus prior periods have been adjusted.

•
We excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the quarter ended December 31, 2017. The impact was not material.

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

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The guidance permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. We adopted the guidance effective January 1, 2018 using the modified retrospective method by recognizing the cumulative effect in equity at the date of initial application.
We have established a cross-functional coordinated team to implement the guidance related to the recognition of revenue from contracts with customers. We are finalizing the process of assessing our customer contracts, identifying contractual provisions that may result in a change in the timing or the amount of revenue recognized in comparison with current guidance, as well as assessing internal controls over financial reporting and the enhanced disclosure requirements of the new guidance. Under current guidance, we generally recognize revenue when products are shipped and risk of loss has transferred to the customer. Under the new requirements, the customized nature of some of our products combined with contractual provisions that provide us with an enforceable right to payment will require us to recognize revenue over time during production. Our findings to date indicate only a small number of our customers provide an enforceable right to payment and therefore would be recognized over time. The cumulative effect in equity at the date of initial application of this change in accounting is not expected to be material. In addition, we have assessed pricing provisions contained in certain of our customer contracts. Certain price adjustments if they are determined to represent an option to purchase additional product at a reduced price could grant a material right to the customer and require a deferral of revenue. While Tenneco pricing provisions contained in customer contracts are generally reflective of market conditions and customary industry pricing practices, some may provide the customer with a material right. Based on our evaluation, no pricing provisions have been considered to represent a material right. We have also evaluated how the new guidance may affect our accounting for contractually guaranteed reimbursements related to customer tooling, engineering services and pre-production costs. Under the current applicable guidance, these customer reimbursements are recorded as cost recovery offsets; whereas under the new standard these guaranteed recoveries may represent consideration from contracts with customers and be recorded as revenues. Our findings indicate these reimbursements are outside the scope of the new accounting standard and thus accounting for such reimbursements is not expected to be impacted.
Restricted Net Assets
In certain countries where we operate, transfers of funds out of such countries by way of dividends, loans or advances are subject to certain central bank restrictions which require approval from the central bank authorities prior to transferring funds out of these countries. The countries in which we operate that have such restrictions include China, South Africa, and Thailand. The net asset balance of our subsidiaries in the countries in which we operate that have such restrictions was $406 million and $323 million as of December 31, 2017 and 2016, respectively. These central banking restrictions do not have a significant effect on our ability to manage liquidity on a global basis.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2.Earnings Per Share
Earnings per share of common stock outstanding were computed as follows:

	Year Ended December 31,
	2017	2016	2015
	(Millions Except Share and Per Share Amounts)
Basic earnings per share —
Net income attributable to Tenneco Inc.	$207	$356	$241
Average shares of common stock outstanding	52,796,184	55,939,135	59,678,309
Earnings per average share of common stock	$3.93	$6.36	$4.05
Diluted earnings per share —
Net income attributable to Tenneco Inc.	$207	$356	$241
Average shares of common stock outstanding	52,796,184	55,939,135	59,678,309
Effect of dilutive securities:
Restricted stock	111,062	175,513	96,168
Stock options	119,665	292,788	418,673
Average shares of common stock outstanding including dilutive securities	53,026,911	56,407,436	60,193,150
Earnings per average share of common stock	$3.91	$6.31	$4.01
Options to purchase 834, 134,361, and 175,216 shares of common stock were outstanding as of December 31, 2017, 2016 and 2015, respectively, but not included in the computation of diluted earnings per share, because the options were anti-dilutive.

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
In April 2017, we sold our 49% equity interest in the Futaba-Tenneco U.K. joint venture entity which produces stamped metal parts to our partner in that joint venture, Futaba Industrial Co., Ltd.
In June 2017, we announced the closing of our Clean Air manufacturing plant in O'Sullivan Beach, Australia when General Motors and Toyota end vehicle production in the country, which occurred in October 2017. All related activities are expected to be completed by the first quarter of 2018.

4.Restructuring and Other Charges
Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. In 2015, we incurred $63 million in restructuring and related costs including asset write-downs of $10 million, primarily related to European cost reduction efforts, exiting the Marzocchi suspension business, headcount reductions in Australia and South America, and the closure of a JIT plant in Australia, of which $46 million was recorded in cost of sales, $11 million in SG&A, $1 million in engineering expense, $4 million in depreciation and amortization expense and $1 million in other expense. In 2016, we incurred $36 million in restructuring and related costs including asset write-downs of $6 million, primarily related to manufacturing footprint improvements in North America Ride Performance, headcount reduction and cost improvement initiatives in Europe and China Clean Air, South America and Australia, of which $17 million was recorded in cost of sales, $12 million in SG&A, $1 million in engineering, $2 million in other expense and $4 million in depreciation and amortization expense. In 2017, we incurred $72 million in restructuring and related costs including asset write-downs of $3 million, primarily related to the planned closing a Clean Air Belgian JIT plant in response to the end of production on a customer platform, closing an OE Clean Air manufacturing plant and downsizing Ride Performance operations in Australia, the required

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

relocation of our Beijing Ride Performance plant outside of the Beijing area and other cost improvement initiatives, of which $41 million was recorded in cost of sales, $28 million in SG&A and $3 million in depreciation and amortization expense.
Amounts related to activities that are part of our restructuring plans are as follows:

	December 31, 2016 Restructuring Reserve	2017 Expenses	2017 Cash Payments	Impact of Exchange Rates	December 31, 2017 Restructuring Reserve
	(Millions)
Employee Severance, Termination Benefits and Other Related Costs	$15	49	(41)	2	$25
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
On June 29, 2017, we announced a restructuring initiative to close our Clean Air manufacturing plant in O'Sullivan Beach, Australia and downsize our Ride Performance plant in Clovelly Park, Australia when General Motors and Toyota end vehicle production in the country, which occurred in October 2017. All such restructuring activities related to this initiative are expected to be completed by the first quarter of 2018. We recorded total charges related to this initiative of $21 million in 2017 including asset write-downs of $2 million. The charges included severance payments to employees, the cost of decommissioning equipment, a lease termination payment and other costs associated with this action. In 2017, we continued the relocation of production out of our Ride Performance plant in Beijing for which we incurred $6 million of restructuring and related costs. In the first quarter of 2017, we recognized a $10 million charge, including asset write-downs of $1 million, related to the planned closing of our Clean Air JIT plant in Ghent, Belgium due to the scheduled end of production on a customer platform in 2020. We incurred an additional $35 million in restructuring and related costs for cost improvement initiatives at various other operations around the world.
Under the terms of our senior credit agreement that took effect on May 12, 2017, we are allowed to exclude, at our discretion, (i) up to $35 million in 2017 and $25 million each year thereafter of cash restructuring charges and related expenses, with the ability to carry forward any amount not used in one year to the next following year, and (ii) up to $150 million in the aggregate of all costs, expenses, fees, fines, penalties, judgments, legal settlements and other amounts associated with any restructuring, litigation, claim, proceeding or investigation related to or undertaken by us or any of our subsidiaries, together with any related provision for taxes, incurred in quarterly period ending after May 12, 2017 in the calculation of the financial covenant ratios required under our senior credit facility. As of December 31, 2017, we had elected not to exclude any of the $185 million of allowable cash charges and related expenses recognized in 2017 for restructuring related costs and antitrust settlement against the $35 million annual limit for 2017 or the $150 million aggregate limit under the terms of the senior credit facility.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5.Long-Term Debt, Short-Term Debt, and Financing Arrangements
Long-Term Debt
A summary of our long-term debt obligations at December 31, 2017 and 2016, is set forth in the following table:

	2017	2016
	(Millions)
Tenneco Inc. —
Revolver borrowings due 2019, average effective interest rate 2.3% in 2016	$—	$300
Revolver borrowings due 2022, average effective interest rate 3.8% in 2017	244
Senior Tranche A Term Loan due 2017 through 2020, average effective interest rate 2.2% in 2016	—	270
Senior Tranche A Term Loan due 2017 through 2022, average effective interest rate 2.9% in 2017	390	—
5 3/8% Senior Notes due 2024	225	225
5% Senior Notes due 2026	500	500
Other subsidiaries —
Other Long Term Debt due in 2020, average interest rate 1.7% in 2017 and 2016	5	7
Notes due 2018 through 2028, average effective interest rate 0.3% in 2017 and 0.2% in 2016	10	8
	1,374	1,310
Less — maturities classified as current	3	3
unamortized debt issuance costs	13	13
Total long-term debt	$1,358	$1,294
The aggregate maturities applicable to the long-term debt outstanding at December 31, 2017, are $23 million, $31 million, $36 million, $41 million and $515 million for 2018, 2019, 2020, 2021 and 2022, respectively.
We have excluded the required payments, within the next twelve months, under the Tranche A Term Facility totaling $20 million from current liabilities as of December 31, 2017, because we have the intent and ability to refinance the obligations on a long-term basis by using our revolving credit facility.
Short-Term Debt
Our short-term debt includes the current portion of long-term obligations and borrowings by parent company and foreign subsidiaries. Information regarding our short-term debt as of and for the years ended December 31, 2017 and 2016 is as follows:

	2017	2016
	(Millions)
Maturities classified as current	$3	$3
Short-term borrowings	80	87
Total short-term debt	$83	$90

	Notes Payable(a)
	2017	2016
	(Dollars in Millions)
Outstanding borrowings at end of year	$80	$87
Weighted average interest rate on outstanding borrowings at end of year(b)	2.9%	2.8%
Maximum month-end outstanding borrowings during year	$205	$193
Average month-end outstanding borrowings during year	$186	$177
Weighted average interest rate on average month-end outstanding borrowings during year(b)	2.7%	2.4%

(a)	Includes borrowings under both committed credit facilities and uncommitted lines of credit and similar arrangements.

(b)	This calculation does not include the commitment fees to be paid on the unused revolving credit facility balances which are recorded as interest expense for accounting purposes.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Financing Arrangements

	Committed Credit Facilities(a) as of December 31, 2017
	Term	Commitments	Borrowings	Letters of Credit(b)	Available
	(Millions)
Tenneco Inc. revolving credit agreement	2022	$1,600	$244	$—	$1,356
Tenneco Inc. tranche A term facility	2022	390	390	—	—
Subsidiaries’ credit agreements	2018-2028	239	95	—	144
		$2,229	$729	$—	$1,500

(a)	We generally are required to pay commitment fees on the unused portion of the total commitment.

(b)	Letters of credit reduce the available borrowings under the revolving credit agreement.
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
On May 12, 2017, we completed a refinancing of our senior credit facility by entering into an amendment and restatement of that facility. The amended and restated credit agreement enhances financial flexibility by increasing the size and extending the term of its revolving credit facility and term loan facility, and by adding Tenneco Automotive Operating Company Inc. as a co-borrower under the revolver credit facility. The amended and restated credit agreement also adds foreign currency borrowing capability and permits the joinder of our foreign and domestic subsidiaries as borrowers under the revolving credit facility in the future. If any foreign subsidiary of Tenneco is added to the revolving credit facility as a borrower, the obligations of such foreign borrower will be secured by the assets of such foreign borrower, and also will be secured by the assets of, and guaranteed by, the domestic borrowers and domestic guarantors as well as certain foreign subsidiaries of Tenneco in the chain of ownership of such foreign borrower. The amended and restated credit facility consists of a $1,600 million revolving credit facility and a $400 million term loan A facility, which replaced our former $1,200 million revolving credit facility and $264 million term loan A facility, respectively. As of December 31, 2017, the senior credit facility provides us with a total revolving credit facility of $1,600 million and had a $390 million balance outstanding under the term loan A facility, both of which will mature on May 12, 2022. Net carrying amount for the balance outstanding under the term loan A facility including a $2 million debt issuance cost was $388 million as of December 31, 2017. Funds may be borrowed, repaid and re-borrowed under the revolving credit facility without premium or penalty (subject to any customary LIBOR breakage fees). The revolving credit facility is reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. Outstanding letters of credit reduce our availability to borrow revolving loans under the facility. We are required to make quarterly principal payments under the term loan A facility of $5 million through June 30, 2019, $7.5 million beginning September 30, 2019 through June 30, 2020, $10 million beginning September 30, 2020 through March 31, 2022 and a final payment of $260 million is due on May 12, 2022. We have excluded the required payments, within the next twelve months, under the term loan A facility totaling $20 million from current liabilities as of December 31, 2017, because we have the intent and ability to refinance the obligations on a long-term basis by using our revolving credit facility.
We recorded $1 million of pre-tax interest charges in May 2017 related to amendment and restatement of the senior credit facility and the write off of deferred debt issuance costs related to the senior credit facility.
At December 31, 2017, of the $1,600 million available under the revolving credit facility, we had unused borrowing capacity of $1,356 million with $244 million in outstanding borrowings and zero in outstanding letters of credit. As of December 31, 2017, our outstanding debt also included (i) $390 million of a term loan which consisted of a $388 million net carrying amount including a $2 million debt issuance cost related to our Tranche A Term Facility which is subject to quarterly

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

principal payments as described above through December 8, 2019, (ii) $225 million of notes which consisted of a $222 million net carrying amount including a $3 million debt issuance cost of 5 3/8 percent senior notes due December 15, 2024, (iii) $500 million of notes which consisted of a $492 million net carrying amount including an $8 million debt issuance cost of 5 percent senior notes due July 15, 2026, and (iv) $95 million of other debt.
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
Senior Credit Facility — Other Terms and Conditions.    Our senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated net leverage ratio (consolidated indebtedness plus, without duplication, the domestic receivable program amount, net of unrestricted cash and cash equivalents up to $250 million, divided by consolidated EBITDA, each as defined in the senior credit facility agreement), and consolidated interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined in the senior credit facility agreement) at the end of each period indicated. Failure to maintain these ratios will result in a default under our senior credit facility. The financial ratios required under the amended and restated senior credit facility and the actual ratios we calculated for the four quarters of 2017, are as follows:

	Quarter Ended
	December 31, 2017		September 30, 2017		June 30, 2017		March 31, 2017
	Req.	Act.	Req.	Act.	Req.	Act.	Req.	Act.
Leverage Ratio (maximum)	3.50	1.95	3.50	2.15	3.50	1.97	3.50	1.62
Interest Coverage Ratio (minimum)	2.75	10.77	2.75	11.48	2.75	12.44	2.75	15.38

The senior credit facility includes a maximum leverage ratio covenant of 3.50 and a minimum interest coverage ratio of 2.75 in each case through May 12, 2022. The amended and restated senior credit facility provides us with the flexibility not to exclude certain otherwise excludable charges incurred in any relevant period from the calculation of the leverage and interest coverage ratios for such period. As of December 31, 2017, we elected not to exclude a total of $185 million of excludable charges. Had these charges been excluded, the leverage ratio and the interest ratio would have been 1.52 and 13.76, respectively, as of December 31, 2017.
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
As of December 31, 2017, we were in compliance with all the financial covenants and operational restrictions of the senior credit facility. Our senior credit facility does not contain any terms that could accelerate payment of the facility or affect pricing under the facility as a result of a credit rating agency downgrade.
Senior Notes.    As of December 31, 2017, our outstanding senior notes included $225 million of 5 3/8 percent senior notes due December 15, 2024 which consisted of $222 million net carrying amount including a $3 million debt issuance cost and $500 million of 5 percent senior notes due July 15, 2026 which consisted of $492 million net carrying amount including a $8 million debt issuance cost. Under the indentures governing the notes, we are permitted to redeem some or all of the remaining senior notes at specified prices that decline to par over a specified period, (a) on or after July 15, 2021, in the case of the senior notes due 2026 and (b) on or after December 15, 2019, in the case of the senior notes due 2024. In addition, the notes may also be redeemed at a price generally equal to 100 percent of the principal amount thereof plus a premium based on the present values of the remaining payments due to the note holders. Further, the indentures governing the notes also permit us to redeem up to 35 percent with the proceeds of certain equity offerings (a) on or before July 15, 2019 at a redemption price equal to 105 percent, in the case of the senior notes due 2026 and (b) on or before December 15, 2017 at a redemption price equal to 105.375 percent in the case of the senior notes due 2024. If we sell certain of our assets or experience specified kinds of changes in control, we must offer to repurchase the notes due 2024 and 2026 at 101 percent of the principal amount thereof plus accrued and unpaid interest.
Our senior notes due December 15, 2024 and July 15, 2026, respectively, contain covenants that will, among other things, limit our ability to create liens and enter into sale and leaseback transactions. Our senior notes due 2024 also require that, as a condition precedent to incurring certain types of indebtedness not otherwise permitted, our consolidated fixed charge coverage ratio, as calculated on a pro forma basis, be greater than 2.00, as well as containing restrictions on our operations, including limitations on: (i) incurring additional indebtedness; (ii) dividends; (iii) distributions and stock repurchases; (iv) investments; (v) asset sales and (vi) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee our senior notes on a joint and several basis. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. As of December 31, 2017, we were in compliance with the covenants and restrictions of these indentures.
Accounts Receivable Securitization/Factoring.    We securitize or factor some of our accounts receivable on a limited recourse basis in the U.S. and Europe. As servicer under these accounts receivable securitization and factoring programs, we are responsible for performing all accounts receivable administration functions for these securitized and factored financial assets including collections and processing of customer invoice adjustments. In the U.S., we have an accounts receivable securitization program with three commercial banks comprised of a first priority facility and a second priority facility. We securitize original equipment and aftermarket receivables on a daily basis under this program. In April 2017, this U.S. program was amended and extended to April 30, 2019. The first priority facility now provides financing of up to $155 million and the second priority facility, which is subordinated to the first priority facility, now provides up to an additional $25 million of financing. Both facilities monetize accounts receivable generated in the U.S. and Canada that meet certain eligibility

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

requirements and the second priority facility also monetizes certain accounts receivable generated in the U.S. and Canada that would otherwise be ineligible under the first priority securitization facility. The amount of outstanding third-party investments in our securitized accounts receivable under this U.S. program was $30 million, recorded in short-term debt, at both December 31, 2017 and 2016.
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
On December 14, 2017, we entered into a new accounts receivable factoring program in the U.S. with a commercial bank. Under this program we sell receivables from one of our U.S. OE customers at a rate that is favorable versus our senior credit facility. This arrangement is uncommitted and provides for cancellation by the commercial bank with no less than 30 days prior written notice. The amount of outstanding third-party investments in our accounts receivable sold under this program was $107 million at December 31, 2017.
We also factor receivables in our European operations with regional banks in Europe under various separate facilities. The commitments for these arrangements are generally for one year, but some may be canceled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon notification. The amount of outstanding third-party investments in our accounts receivable sold under programs in Europe was $218 million and $160 million at December 31, 2017 and December 31, 2016, respectively.
If we were not able to securitize or factor receivables under either the U.S or European programs, our borrowings under our revolving credit agreement might increase. These accounts receivable securitization and factoring programs provide us with access to cash at costs that are generally favorable to alternative sources of financing, and allow us to reduce borrowings under our revolving credit agreement.
In our U.S. accounts receivable securitization programs, we transfer a partial interest in a pool of receivables and the interest that we retain is subordinate to the transferred interest. Accordingly, we account for our U.S. securitization program as a secured borrowing. In our U.S and European accounts receivable factoring programs, we transfer accounts receivables in their entirety to the acquiring entities and satisfy all of the conditions established under ASC Topic 860, “Transfers and Servicing,” to report the transfer of financial assets in their entirety as a sale. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under our U.S. and European factoring programs approximates the fair value of such receivables. We recognized $4 million in interest expense for the year ended 2017, $3 million in interest expense for the year ended 2016 and $2 million in interest expense for the year ended 2015 relating to our U.S. securitization program. In addition, we recognized a loss of $3 million for each of the years ended 2017, 2016 and 2015, on the sale of trade accounts receivable in our U.S. and European accounts receivable factoring programs, representing the discount from book values at which these receivables were sold to our banks. The discount rate varies based on funding costs incurred by our banks, which averaged approximately one percent for the year ended 2017 and two percent for both years ended 2016 and 2015.

6.Financial Instruments
The carrying and estimated fair values of our financial instruments by class at December 31, 2017 and 2016 were as follows:

	December 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Millions)
Long-term debt (including current maturities)	$1,361	$1,398	$1,297	$1,311
Equity swap agreement and foreign currency forward contracts:
Asset derivative contracts (a)	4	4	—	—

(a) All derivatives are categorized within Level 2 of the fair value hierarchy.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Asset and Liability Instruments — The fair value of cash and cash equivalents, short and long-term receivables, accounts payable, and short-term debt was considered to be the same as or was not determined to be materially different from the carrying amount.
Long-term Debt — The fair value of our public fixed rate senior notes is based on quoted market prices. The fair value of our private borrowings under our senior credit facility and other long-term debt instruments is based on the market value of debt with similar maturities, interest rates and risk characteristics. The fair value of our level 1 debt, as classified in the fair value hierarchy, was $749 million and $725 million at December 31, 2017 and December 31, 2016, respectively. We have classified $634 million and $571 million as level 2 in the fair value hierarchy at December 31, 2017 and December 31, 2016, respectively, since we utilize valuation inputs that are observable both directly and indirectly. We classified the remaining $15 million, consisting of foreign subsidiary debt, as level 3 in the fair value hierarchy at both December 31, 2017, and December 31, 2016.
The fair value hierarchy definition prioritizes the inputs used in measuring fair value into the following levels:

Level 1	—	Quoted prices in active markets for identical assets or liabilities.

Level 2	—	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

Level 3	—	Unobservable inputs based on our own assumptions.
Foreign currency forward contracts — We use derivative financial instruments, principally foreign currency forward purchase and sales contracts with terms of less than one year, to hedge a portion of our exposure to changes in foreign currency exchange rates. Our primary exposure to changes in foreign currency rates results from intercompany loans made between affiliates. Additionally, we enter into foreign currency forward purchase and sale contracts to mitigate our exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables. We manage counter-party credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements. We do not enter into derivative financial instruments for speculative purposes. The fair value of our foreign currency forward contracts is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. We record the change in fair value of these foreign currency forward contracts as part of currency gains (losses) within cost of sales in the consolidated statements of income. The fair value of foreign currency forward contracts are recorded in prepayments and other current assets or other current liabilities in the consolidated balance sheet. The fair value of our foreign currency forward contracts was a net liability position of less than $1 million at both December 31, 2017 and December 31, 2016.
The following table summarizes by major currency the notional amounts for foreign currency forward purchase and sale contracts as of December 31, 2017 (all of which mature in 2018):

		Notional Amount in Foreign Currency
		(Millions)
British pounds	—Purchase	11
Canadian dollars	—Sell	(2)
European euro	—Sell	(4)
U.S. dollars	—Purchase	7
	—Sell	(15)

Cash-settled Share Swap Transactions — In the second quarter of 2017, we entered into an equity swap agreement with a financial institution. We selectively use cash-settled share swaps to reduce market risk associated with our deferred liabilities. These equity compensation liabilities increase as our stock price increases and decrease as our stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing us to fix a portion of the liabilities at a stated amount. As of December 31, 2017, we had hedged our deferred liability related to approximately 250,000 common share equivalents. The fair value of the equity swap agreement is recorded in other current assets in the consolidated balance sheet. The fair value of our equity swap agreement was a net asset position of $4 million at December 31, 2017.
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

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

pledges of up to 66 percent of the stock of certain first-tier foreign subsidiaries. No assets or capital stock secure our senior notes. For additional information, refer to Note 13 of the consolidated financial statements of Tenneco Inc., where we present the Supplemental Guarantor Condensed Consolidating Financial Statements.
We have two performance guarantee agreements in the U.K. between Tenneco Management (Europe) Limited (“TMEL”) and the two Walker Group Retirement Plans, the Walker Group Employee Benefit Plan and the Walker Group Executive Retirement Benefit Plan (the “Walker Plans”), whereby TMEL will guarantee the payment of all current and future pension contributions in event of a payment default by the sponsoring or participating employers of the Walker Plans. The Walker Plans are comprised of employees from Tenneco Walker (U.K.) Limited, formerly our Futaba-Tenneco (U.K.) joint venture. Employer contributions are funded by Tenneco Walker (U.K.) Limited, as the sponsoring employer, and were also funded by Futaba (U.K.) Limited prior to its ceasing, on April 28, 2017, to be an entity in which Tenneco has an equity interest. The performance guarantee agreements are expected to remain in effect until all pension obligations for the Walker Plans’ sponsoring and participating employers have been satisfied. We did not record an additional liability for this performance guarantee since Tenneco Walker (U.K.) Limited, as the sponsoring employer of the Walker Plans, already recognizes 100 percent of the pension obligation calculated based on U.S. GAAP, for all of the Walker Plans’ participating employers on its balance sheet, which was zero and $19 million at December 31, 2017 and December 31, 2016, respectively. At December 31, 2017, all pension contributions were current for all of the Walker Plans’ sponsoring and participating employers.
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
We have issued guarantees through letters of credit in connection with some obligations of our affiliates. As of December 31, 2017, we have guaranteed $32 million in letters of credit to support some of our subsidiaries’ insurance arrangements, foreign employee benefit programs, environmental remediation activities and cash management and capital requirements.
Financial Instruments — In certain instances, several of our Chinese subsidiaries receive payment from customers through the receipt of financial instruments on the date the customer payments are due. Several of our Chinese subsidiaries also satisfy vendor payments through the delivery of financial instruments on the date the payments are due. Financial instruments issued to satisfy vendor payables and not redeemed totaled $11 million and $12 million at December 31, 2017 and December 31, 2016, respectively, and were classified as notes payable. Financial instruments received from OE customers and not redeemed totaled $10 million and $5 million at December 31, 2017 and December 31, 2016, respectively. We classify financial instruments received from our customers as other current assets if issued by a financial institution of our customers or as customer notes and accounts, net if issued by our customer. We classified $10 million and $5 million in other current assets at December 31, 2017 and December 31, 2016, respectively.
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
 Supply Chain Financing. Certain of our suppliers participate in supply chain financing programs under which they securitize their accounts receivables from Tenneco. Financial institutions participate in the supply chain financing program on an uncommitted basis and can cease purchasing receivables or drafts from Tenneco's suppliers at any time. If the financial institutions did not continue to purchase receivables or drafts from Tenneco's suppliers under these programs, the participating vendors may have a need to renegotiate their payment terms with Tenneco which in turn could cause our borrowings under our revolving credit facility to increase.
Restricted Cash - Some of our Chinese subsidiaries that issue their own financial instruments to pay vendors are required to maintain a cash balance if they exceed credit limits with the financial institution that guarantees the financial instruments. A restricted cash balance was required at those Chinese subsidiaries for $2 million at both December 31, 2017 and December 31, 2016.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

One of our subsidiaries in Brazil and another in Spain are required by law to maintain a cash deposit with a financial institution to guarantee the maximum estimated loss related to a tax audit until a settlement is reached. The cash deposit required was $1 million at December 31, 2017.

7.Income Taxes
The domestic and foreign components of our income before income taxes and noncontrolling interests are as follows:

	Year Ended December 31,
	2017	2016	2015
	(Millions)
U.S. income (loss) before income taxes	$(25)	$63	$198
Foreign income before income taxes	369	361	243
Income before income taxes and noncontrolling interests	$344	$424	$441
Following is a comparative analysis of the components of income tax expense (benefit):

	Year Ended December 31,
	2017	2016	2015
	(Millions)
Current —
U.S. federal	$(24)	$(9)	$64
State and local	1	4	5
Foreign	101	85	83
	78	80	152
Deferred —
U.S. federal	13	(91)	(1)
State and local	(3)	(1)	1
Foreign	(18)	12	(6)
	(8)	(80)	(6)
Income tax expense	$70	$—	$146

Following is a reconciliation of income taxes computed at the statutory U.S. federal income tax rate (35 percent for all years presented) to the income tax expense reflected in the statements of income:

	Year Ended December 31,
	2017	2016	2015
	(Millions)
Income tax expense computed at the statutory U.S. federal income tax rate	$120	$148	$154
Increases (reductions) in income tax expense resulting from:
Foreign income taxed at different rates	(48)	(42)	(14)
Transition Tax under Tax Cuts and Jobs Act ("TCJA")	43	—	—
Re-measurement of Worldwide Deferred Taxes	48	—	(4)
State and local taxes on income, net of U.S. federal income tax benefit	(2)	3	11
Changes in valuation allowance for tax loss carryforwards and credits	(1)	18	13
Foreign tax holidays	—	—	(7)
Investment and R&D tax credits	(6)	(6)	(26)
Foreign earnings subject to U.S. federal income tax	(74)	(101)	12
Adjustment of prior years taxes	—	—	2
Tax contingencies	(1)	(7)	4
Other	(9)	(13)	1
Income tax expense	$70	$—	$146

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We reported income tax expense of $70 million in 2017, less than $1 million in 2016 and $146 million in 2015. The tax expense recorded in 2017 includes a net provisional tax expense of $43 million for one-time transition tax on deemed repatriation of previously deferred foreign earnings under the Tax Cuts and Jobs Act. This amount is subject to change as we refine our earnings and profits calculations and as additional guidance is published. The Company will continue to refine its estimates throughout the measurement period provided for in SEC Staff Accounting Bulletin 118, or until its accounting is complete. We remeasured U.S. deferred taxes from an applicable federal rate of 35% to the new statutory rate of 21% at which they are expected to be utilized, recording a $46 million provisional expense. The tax expense recorded in 2017 included a net tax benefit of $74 million relating to recognizing a U.S. tax benefit for foreign taxes. The tax expense recorded in 2016 included a net tax benefit of $110 million primarily relating to the recognition of a U.S. tax benefit for foreign taxes. In 2016, we completed our detailed analysis of our ability to recognize and utilize foreign tax credits within the carryforward period. As a result, we amended our U.S. federal tax returns for the years 2006 to 2012 to claim foreign tax credits in lieu of deducting foreign taxes paid. The U.S. foreign tax credit law provides for a credit against U.S. taxes otherwise payable for foreign taxes paid with regard to dividends, interest and royalties paid to us in the U.S. Income tax expense also decreased in 2016 as a result of the mix of earnings in our various tax jurisdictions. The tax expense recorded in 2015 includes a net tax benefit of $15 million primarily relating to prior year U.S. research and development tax credits, changes to uncertain tax positions, and prior year income tax adjustments.
The item labeled "Transition Tax" above will result in cash tax payments of less then $1 million to U.S. state and local jurisdictions. Foreign tax credits will offset the U.S. federal portion of the transition tax.
The components of our net deferred tax assets were as follows:

	Year Ended December 31,
	2017	2016
	(Millions)
Deferred tax assets —
Tax loss carryforwards:
State	$19	$13
Foreign	114	92
Tax credits	118	83
Postretirement benefits other than pensions	37	55
Pensions	24	48
Bad debts	3	3
Sales allowances	4	7
Payroll accruals	18	39
Other accruals	64	50
Valuation allowance	(163)	(145)
Total deferred tax assets	238	245
Deferred tax liabilities —
Tax over book depreciation	45	53
Total deferred tax liabilities	45	53
Net deferred tax assets	$193	$192

State tax loss carryforwards have been presented net of uncertain tax positions that, if realized, would reduce tax loss carryforwards in 2017 and 2016 by $2 million and $3 million, respectively. Additionally, foreign tax loss carryforwards, have been presented net of uncertain tax positions that, if realized, would reduce tax loss carryforwards in both 2017 and 2016 by $7 million.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Following is a reconciliation of deferred taxes to the deferred taxes shown in the balance sheet:

	Year Ended December 31,
	2017	2016
	(Millions)
Balance Sheet:
Non-current portion — deferred tax asset	$204	$199
Non-current portion — deferred tax liability	(11)	(7)
Net deferred tax assets	$193	$192
As a result of the valuation allowances recorded for $163 million and $145 million at December 31, 2017 and 2016, respectively, we have potential tax assets that were not recognized on our consolidated balance sheets. These unrecognized tax assets resulted primarily from foreign tax loss carryforwards, foreign investment tax credits, foreign research and development credits and U.S. state net operating losses that are available to reduce future tax liabilities.
Our state net operating losses ("NOLs") expire in various tax years through 2038. Our non-U.S. NOLs expire in various tax years through 2037, or have unlimited carryforward potential.
We do not provide for U.S. income taxes on unremitted earnings of foreign subsidiaries, except for the earnings of two of our China operations, as our present intention is to reinvest the unremitted earnings in our foreign operations. Unremitted earnings of foreign subsidiaries were approximately $920 million at December 31, 2017. We estimated that the amount of U.S. and foreign income taxes that would be accrued or paid upon remittance of the assets that represent those unremitted earnings was $80 million.
U.S. GAAP provides that a tax benefit from an uncertain tax position may be recognized when it is “more likely than not” that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.
A reconciliation of our uncertain tax positions is as follows:

	2017	2016	2015
	(Millions)
Uncertain tax positions —
Balance January 1	$111	$123	$114
Gross increases in tax positions in current period	6	6	7
Gross increases in tax positions in prior period	2	2	14
Gross decreases in tax positions in prior period	(2)	(5)	(4)
Gross decreases — settlements	—	—	(1)
Gross decreases — statute of limitations expired	(5)	(15)	(7)
Balance December 31	$112	$111	$123
Included in the balance of uncertain tax positions were $108 million in 2017, $108 million in 2016, $110 million in 2015, of tax benefits, that if recognized, would affect the effective tax rate. We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. Penalties of less than $1 million were accrued in 2017, 2016 and 2015. Additionally, we accrued interest expense related to uncertain tax positions of less than $1 million in 2017, interest expense of less than $1 million in 2016, and interest income of less than $1 million in 2015. Our liability for penalties was $1 million at December 31, 2017, $1 million at December 31, 2016 and $2 million at December 31, 2015, respectively, and our liability for interest was $4 million at December 31, 2017, 2016 and 2015.
Our uncertain tax position at December 31, 2017 and 2016 included exposures relating to the disallowance of deductions, global transfer pricing and various other issues. We believe it is reasonably possible that a decrease of up to $8 million in unrecognized tax benefits related to the expiration of U.S. and foreign statute of limitations and the conclusion of income tax examinations may occur within the next twelve months.
We are subject to taxation in the U.S. and various state and foreign jurisdictions. As of December 31, 2017, our tax years open to examination in primary jurisdictions are as follows:

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Open To Tax Year
United States	2006
China	2007
Spain	2004
Canada	2014
Brazil	2012
Mexico	2012
Belgium	2015
Germany	2013
United Kingdom	2015

8.Common Stock
We have authorized 135 million shares ($0.01 par value) of common stock, of which 66,033,509 shares and 65,891,930 shares were issued at December 31, 2017 and 2016, respectively. We held 14,592,888 and 11,655,938 shares of treasury stock at December 31, 2017 and 2016, respectively.
Equity Plans — In December 1996, we adopted the 1996 Stock Ownership Plan, which permitted the granting of a variety of awards, including common stock, restricted stock, performance units, stock equivalent units, stock appreciation rights (“SARs”) and stock options to our directors, officers, employees and consultants. The 1996 plan, which terminated as to new awards on December 31, 2001, was renamed the “Stock Ownership Plan.” In December 1999, we adopted the Supplemental Stock Ownership Plan, which permitted the granting of a variety of similar awards to our directors, officers, employees and consultants. We were authorized to deliver up to about 1.1 million treasury shares of common stock under the Supplemental Stock Ownership Plan, which also terminated as to new awards on December 31, 2001. In March 2002, we adopted the 2002 Long-Term Incentive Plan which permitted the granting of a variety of similar awards to our officers, directors, employees and consultants. Up to 4 million shares of our common stock were authorized for delivery under the 2002 Long-Term Incentive Plan. In March 2006, we adopted the 2006 Long-Term Incentive Plan which replaced the 2002 Long-Term Incentive Plan and permits the granting of a variety of similar awards to directors, officers, employees and consultants. On May 13, 2009, our stockholders approved an amendment to the Tenneco Inc. 2006 Long-Term Incentive Plan to increase the shares of common stock available thereunder by 2.3 million. Each share underlying an award generally counts as one share against the total plan availability under the 2009 amendment, each share underlying a full value award (e.g. restricted stock), however, counts as 1.25 shares against the total plan availability. On May 15, 2013 our stockholders approved another amendment to the Tenneco Inc. 2006 Long-Term Incentive Plan to increase the shares of common stock available thereunder by 3.5 million. As part of this amendment, each share underlying a full value award subsequently issued counts as 1.49 shares against total plan availability. As of December 31, 2017, up to 2,374,879 shares of our common stock remain authorized for delivery under the 2006 Long-Term Incentive Plan. Our nonqualified stock options have seven to 20 year terms and vest equally over a three-year service period from the date of the grant.
We have granted restricted common stock and stock options to our directors and certain key employees and restricted stock units, payable in cash, to certain key employees. These awards generally require, among other things, that the award holder remain in service to our company during the restriction period, which is currently three years, with a portion of the award vesting equally each year. We have also granted stock equivalent units and long-term performance units to certain key employees that are payable in cash. At December 31, 2017, the long-term performance units outstanding included a three-year grant for 2015-2017 payable in the first quarter of 2018, a three-year grant for 2016-2018 payable in the first quarter of 2019 and a three-year grant for 2017-2019 payable in the first quarter of 2020. Payment is based on the attainment of specified performance goals. Grant value is based on stock price, cumulative EBITDA and free cash flow metrics. In addition, we have granted SARs to certain key employees in our Asian and Indian operations that are payable in cash after a three-year service period. The grant value is indexed to the stock price.
Accounting Methods — We have recorded compensation expense (net of taxes) of less than $1 million, $1 million, and $2 million in the years ended December 31, 2017, 2016 and 2015, respectively, related to nonqualified stock options as part of our selling, general and administrative expense. This resulted in a less than $0.01 decrease in basic and diluted earnings per share in 2017, a $0.01 decrease in basic and diluted earnings per share in 2016, and a $0.03 decrease in basic and diluted earnings per share in 2015.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For employees eligible to retire at the grant date, we immediately expense stock options and restricted stock. If employees become eligible to retire during the vesting period, we amortize the expense for stock options and restricted stock over a period starting at the grant date to the date the employee becomes retiree eligible.
As of December 31, 2017, there was no unrecognized compensation cost related to our stock options awards.
Compensation expense for restricted stock, restricted stock units, long-term performance units and SARs (net of taxes) was $15 million, $18 million, and $12 million for each of the years ended 2017, 2016 and 2015, respectively, and was recorded in selling, general, and administrative expense on the consolidated statements of income.
Cash received from stock option exercises was $8 million in 2017, $16 million in 2016, and $4 million in 2015. Stock option exercises generated an excess tax benefit of $2 million in 2017, $1 million in 2016 and $6 million in 2015.

Stock Options — The following table reflects the status and activity for all options to purchase common stock for the period indicated:

	Year Ended December 31, 2017
	Shares Under Option	Weighted Avg. Exercise Prices	Weighted Avg. Remaining Life in Years	Aggregate Intrinsic Value
				(Millions)
Outstanding Stock Options:
Outstanding, January 1, 2017	606,525	$38.54	2.6	$12
Canceled	(2,214)	56.23
Forfeited	(1,107)	56.23
Exercised	(164,863)	33.70		5
Outstanding, March 31, 2017	438,341	$40.22	2.6	$11
Forfeited	(278)	66.54
Exercised	(3,242)	45.42		—
Outstanding, June 30, 2017	434,821	$40.16	2.4	$8
Forfeited	(41,369)	19.53
Exercised	(50,125)	34.79		1
Outstanding, September 30, 2017	343,327	$43.44	2.4	$4
Forfeited	(628)	62.54
Exercised	(24,683)	40.86		—
Outstanding, December 31, 2017	318,016	$43.60	2.3	$5
As of December 31, 2017, all outstanding options are exercisable.
There were no stock options granted in 2017, 2016 or 2015. The total intrinsic value of options exercised during the years ended December 31, 2017, 2016, and 2015 was $6 million, $11 million and $10 million, respectively. The total fair value of shares vested was $2 million in 2017, $4 million in 2016 and $6 million in 2015.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restricted Stock — The following table reflects the status for all nonvested restricted shares for the period indicated:

	Year Ended December 31, 2017
	Shares	Weighted Avg. Grant Date Fair Value
Nonvested Restricted Shares
Nonvested balance at January 1, 2017	591,416	$44.63
Granted	182,543	68.04
Vested	(261,003)	50.95
Forfeited	(65,354)	53.12
Nonvested balance at March 31, 2017	447,602	$49.25
Granted	23,295	57.22
Vested	(15,336)	46.77
Forfeited	(6,271)	48.10
Nonvested balance at June 30, 2017	449,290	$49.79
Granted	2,001	55.80
Vested	(4,581)	55.52
Forfeited	(10,234)	44.82
Nonvested balance at September 30, 2017	436,476	$49.87
Vested	(19,228)	47.45
Forfeited	(6,997)	51.79
Nonvested balance at December 31, 2017	410,251	$49.95
The fair value of restricted stock grants is equal to the average market price of our stock at the date of grant. As of December 31, 2017, approximately $8 million of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of approximately 1.7 years. For our restricted share grants that have not yet vested, we estimate forfeitures by taking the average of the past actual forfeiture rate for restricted shares.
The weighted average grant-date fair value of restricted stock granted during the years 2017, 2016 and 2015 was $66.77, $36.36, and $52.85, respectively. The total fair value of restricted shares vested was $14 million in 2017, $9 million in 2016 and $7 million in 2015.
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
In February 2017, our Board of Directors authorized the repurchase of up to $400 million of the Company's outstanding common stock over the next three years. This included $112 million then remaining amount authorized under earlier repurchase programs. The company anticipates acquiring the shares through open market or privately negotiated transactions, which will be funded through cash from operations. The repurchase program does not obligate the Company to repurchase shares within any specific time or situations, and opportunities in higher priority areas could affect the cadence of this program. We purchased 2,936,950 shares in 2017 through open market purchases, which were funded through cash from operations, at a total cost of $169 million, at an average price of $57.57 per share. These repurchased shares are held as part of our treasury stock which increased to 14,592,888 at December 31, 2017 from 11,655,938 at December 31, 2016.
Dividends — On February 1, 2017, we announced the reinstatement of a quarterly dividend program under which we expect to pay a quarterly dividend of $0.25, per share on our common stock, representing a planned annual dividend of $1.00 per share. The initial dividend was payable on March 23, 2017 to stockholders of record as of March 7, 2017. In 2017, we paid a dividend of $0.25 per share each quarter, for an annual dividend of $1.00 per share, or $53 million. The Company did not pay any dividends in fiscal years 2016 or 2015. While we currently expect to pay comparable quarterly cash dividends in the future, our dividend program and the payment of future cash dividends are subject to continued capital availability, the judgment of our

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Board of Directors and our continued compliance with the provisions pertaining to the payment of dividends under our debt agreements.
Long-Term Performance Units, Restricted Stock Units and SARs — Long-term performance units, restricted stock units, and SARs are paid in cash and recognized as a liability based upon their fair value. As of December 31, 2017, $15 million of total unrecognized compensation costs is expected to be recognized over a weighted-average period of approximately 1.8 years.

9.Preferred Stock
We had 50 million shares of preferred stock ($0.01 par value) authorized at December 31, 2017 and 2016, respectively. No shares of preferred stock were outstanding at those dates.

10.Pension Plans, Postretirement and Other Employee Benefits
Pension benefits are based on years of service and, for most salaried employees, on average compensation. Our funding policy is to contribute to the plans amounts necessary to satisfy the funding requirement of applicable federal or foreign laws and regulations. Of our $734 million benefit obligation at December 31, 2017, approximately $666 million required funding under applicable federal and foreign laws. The balance of our benefit obligation, $68 million, did not require funding under applicable federal or foreign laws and regulations. At December 31, 2017, we had approximately $640 million in assets to fund that obligation. Pension plan assets were invested in the following classes of securities:

	Percentage of Fair Market Value
	December 31, 2017		December 31, 2016
	US	Foreign	US	Foreign
Equity Securities	70%	50%	70%	61%
Debt Securities	29%	42%	30%	34%
Real Estate	—	2%	—	2%
Other	1%	6%	—%	3%

Our investment policy for our domestic plan is to invest more heavily in equity securities than debt securities. Targeted pension plan allocations are 70 percent in equity securities and 30 percent in debt securities, with acceptable tolerance levels of plus or minus five percent within each category for our domestic plan. Our foreign plans are individually managed to different target levels depending on the investing environment in each country and the funded status of each plan, with an increased allocation of assets to debt securities at higher funded ratios.
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
The following table presents our plan assets using the fair value hierarchy as of December 31, 2017 and 2016, respectively. The fair value hierarchy has three levels based on the methods used to determine the fair value. Level 1 assets refer to those asset values based on quoted market prices in active markets for identical assets at the measurement date. Level 2 assets refer to assets with values determined using significant other observable inputs, and Level 3 assets include values determined with non-observable inputs.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fair Value Level as of December 31, 2017
	US		Foreign
Asset Category	Level 1	Assets Measurement at NAV	Level 1	Level 2	Level 3	Assets Measurement at NAV
	(Millions)
Equity securities:
U.S. large cap	$21	$85	$3	$31	$—	$31
U.S. mid cap	—	—	—	2	—	—
U.S. small cap	—	15	—	—	—	—
Non-U.S. large cap	—	15	10	48	—	56
Non-U.S. mid cap	—	—	—	12	—	9
Non-U.S. small cap	—	—	—	3	—	—
Emerging markets	—	5	3	5	—	1
Debt securities:
U.S. treasuries/government bonds	—	—	1	—	—	—
U.S. corporate bonds	—	3	—	1	—	—
U.S. other fixed income	—	56	—	—	—	—
Non-U.S. treasuries/government bonds	—	—	1	112	—	32
Non-U.S. corporate bonds	—	—	4	15	—	13
Non-U.S. municipal obligations	—	—	—	—	—	1
Non-U.S. other fixed income	—	—	2	—	—	—
Real Estate:
Non-U.S. real estate	—	—	1	6	—	—
Other:
Insurance contracts	—	—	—	16	9	—
Cash held in bank accounts	2	—	9	1	—	—
Total	$23	$179	$34	$252	$9	$143

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fair Value Level as of December 31, 2016
	US		Foreign
Asset Category	Level 1	Asset Measurement at NAV	Level 1	Level 2	Level 3	Asset Measurement at NAV
	(Millions)
Equity securities:
U.S. large cap	$22	$77	$2	$30	$—	$26
U.S. mid cap	—	—	1	2	—	—
U.S. small cap	—	15	—	—	—	—
Non-U.S. large cap	—	—	7	67	—	46
Non-U.S. mid cap	—	15	—	15	—	8
Non-U.S. small cap	—	—	—	10	—	1
Emerging markets	—	5	2	3	—	1
Debt securities:
U.S. treasuries/government bonds	—	—	1	—	—	—
U.S. corporate bonds	—	2	—	1	—	—
U.S. other fixed income	—	54	—	—	—	—
Non-U.S. treasuries/government bonds	—	—	1	38	—	29
Non-U.S. corporate bonds	—	—	4	23	—	12
Non-U.S. municipal obligations	—	—	—	—	—	1
Non-U.S. other fixed income	—	—	1	—	—	—
Real Estate:
Non-U.S. real estate	—	—	1	5	—	—
Other:
Insurance contracts	—	—	—	13	9	—
Cash held in bank accounts	2	—	7	2	—	—
Total	$24	$168	$27	$209	$9	$124
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

The table below summarizes the changes in the fair value of the Level 3 assets:

	December 31, 2017		December 31, 2016
	Level 3 Assets		Level 3 Assets
	US	Foreign	US	Foreign
	(Millions)		(Millions)
Balance at December 31 of the previous year	$—	$9	$—	$8
Actual return on plan assets:
Relating to assets still held at the reporting date	—	—	—	1
Ending Balance at December 31	$—	$9	$—	$9

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table contains information about significant concentrations of risk, including all individual assets that make up more than 5 percent of the total assets and any direct investments in Tenneco stock:

Asset Category	Fair Value Level	Value	Percentage of Total Assets
	(Millions)
2017:
Tenneco Stock	1	$21	3.3%
2016:
Tenneco Stock	1	$22	4.0%
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

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the change in benefit obligation, the change in plan assets, the development of net amount recognized, and the amounts recognized in the balance sheets for the pension plans and postretirement benefit plan follows:

	Pension				Postretirement
	2017		2016		2017	2016
	US	Foreign	US	Foreign	US	US
	(Millions)
Change in benefit obligation:
Benefit obligation at December 31 of the previous year	$272	$438	$416	$425	$143	$141
Currency rate conversion	—	42	—	(38)	—	—
Settlement	(7)	(3)	(1)	—	—	—
Service cost	1	9	1	8	—	—
Interest cost	10	13	15	14	6	6
Administrative expenses/taxes paid	—	(2)	—	(1)	—	—
Plan amendments	—	—	—	(1)	—	—
Actuarial (gain)/loss	10	(9)	(7)	50	12	5
Benefits paid	(23)	(18)	(152)	(20)	(10)	(9)
Participants’ contributions	—	1	—	1	—	—
Benefit obligation at December 31	$263	$471	$272	$438	$151	$143
Change in plan assets:
Fair value at December 31 of the previous year	$192	$369	$304	$355	$—	$—
Currency rate conversion	—	35	—	(33)	—	—
Settlement	(7)	(3)	(1)	—	—	—
Actual return on plan assets	22	42	21	50	—	—
Administrative expenses/taxes paid	—	(2)	—	(1)	—	—
Employer contributions	18	14	20	17	10	9
Participants’ contributions	—	1	—	1	—	—
Benefits paid	(23)	(18)	(152)	(20)	(10)	(9)
Fair value at December 31	$202	$438	$192	$369	$—	$—
Development of net amount recognized:
Unfunded status at December 31	$(61)	$(33)	$(80)	$(69)	$(151)	$(143)
Unrecognized cost:
Actuarial loss	135	122	146	145	56	48
Prior service cost/(credit)	—	3	—	4	(3)	(4)
Net amount recognized at December 31	$74	$92	$66	$80	$(98)	$(99)
Amounts recognized in the balance sheets as of December 31
Noncurrent assets	$—	$28	$—	$9	$—	$—
Current liabilities	(2)	(3)	(20)	(2)	(9)	(10)
Noncurrent liabilities	(59)	(58)	(60)	(76)	(142)	(133)
Net amount recognized	$(61)	$(33)	$(80)	$(69)	$(151)	$(143)
Assets of one plan may not be utilized to pay benefits of other plans. Additionally, the prepaid (accrued) pension cost has been recorded based upon certain actuarial estimates as described below. Those estimates are subject to revision in future periods given new facts or circumstances.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Net periodic pension costs for the years 2017, 2016 and 2015, consist of the following components:

	2017		2016		2015
	US	Foreign	US	Foreign	US	Foreign
	(Millions)
Service cost — benefits earned during the year	$1	$9	$1	$8	$1	$9
Interest cost	10	13	15	14	17	15
Expected return on plan assets	(14)	(25)	(23)	(20)	(23)	(21)
Settlement loss	8	1	72	—	4	—
Net amortization:
Actuarial loss	5	9	8	7	8	8
Prior service cost	—	1	—	1	—	1
Net pension costs	$10	$8	$73	$10	$7	$12
Amounts recognized in accumulated other comprehensive loss for pension benefits consist of the following components:

	2017		2016
	US	Foreign	US	Foreign
	(Millions)
Net actuarial loss	$135	$122	$146	$145
Prior service cost	—	3	—	4
	$135	$125	$146	$149
Amounts recognized for pension and postretirement benefits in other comprehensive income for the year ended December 31, 2017 and 2016 include the following components:

	Year Ended December 31,
	2017			2016
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
	(Millions)
Defined benefit pension and postretirement plans:
Change in total actuarial gain (loss)	$12	$(4)	$8	$51	$(21)	$30
Amortization of prior service cost included in net periodic pension and postretirement cost	—	—	—	(1)	—	(1)
Amortization of actuarial gain (loss) included in net periodic pension and postretirement cost	26	(7)	19	20	(8)	12
Other comprehensive income — pension benefits	$38	$(11)	$27	$70	$(29)	$41

In 2018, we expect to recognize the following amounts, which are currently reflected in accumulated other comprehensive loss, as components of net periodic benefit cost:

	2018
	US	Foreign
	(Millions)
Net actuarial loss	$5	$7
Prior service cost	—	1
	$5	$8

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for all pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2017 and 2016 were as follows:

	December 31, 2017		December 31, 2016
	US	Foreign	US	Foreign
	(Millions)
Projected benefit obligation	$263	$117	$272	$266
Accumulated benefit obligation	263	112	272	261
Fair value of plan assets	202	56	192	188
The following estimated benefit payments are payable from the pension plans to participants:

Year	US	Foreign
	(Millions)
2018	$14	$20
2019	15	21
2020	16	23
2021	14	22
2022	16	23
2023-2027	76	128
The following assumptions were used in the accounting for the pension plans for the years of 2017, 2016, and 2015:

	2017		2016
	US	Foreign	US	Foreign
Weighted-average assumptions used to determine benefit obligations
Discount rate	3.8%	2.6%	4.2%	2.8%
Rate of compensation increase	N/A	2.5%	N/A	2.5%

	2017		2016		2015
	US	Foreign	US	Foreign	US	Foreign
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	4.2%	2.8%	4.3%	3.5%	4.1%	3.2%
Expected long-term return on plan assets	7.8%	5.2%	7.6%	5.7%	7.8%	5.9%
Rate of compensation increase	N/A	2.5%	N/A	2.7%	N/A	3.0%

We made contributions of $32 million to our pension plans during 2017. Based on current actuarial estimates, we believe we will be required to make contributions of $15 million to those plans during 2018. Pension contributions beyond 2018 will be required, but those amounts will vary based upon many factors, including the performance of our pension fund investments during 2018 and future discount rate changes.
In February 2016, the Company launched a voluntary program to buy out active employees and retirees who have earned benefits in the U.S. pension plans. As of December 31, 2016, this program had been substantially completed with cash payments to those who elected to take the buyout made from pension plan assets in the fourth quarter of 2016. In connection with this program the Company contributed $18 million into the pension trust and recognized a non-cash charge of $72 million. The program was completed in the first quarter of 2017, at which time we contributed another $10 million and recognize a non-cash charge of $6 million.
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

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

employees hired after January 1, 2001, we do not provide any postretirement benefits. Our postretirement healthcare and life insurance plans are not funded. The measurement date used to determine postretirement benefit obligations is December 31.
Net periodic postretirement benefit cost for the years 2017, 2016, and 2015, consists of the following components:

	2017	2016	2015
	(Millions)
Service cost — benefits earned during the year	$—	$—	$—
Interest on accumulated postretirement benefit obligation	6	6	6
Net amortization:
Actuarial loss	—	5	6
Prior service credit	(1)	(1)	(4)
Prior period correction	4	—	—
Net periodic postretirement benefit cost	$9	$10	$8
In 2018, we expect to recognize the following amounts, which are currently reflected in accumulated other comprehensive loss, as components of net periodic benefit cost:

2018
(Millions)
Net actuarial loss	$6
Prior service credit	(1)
$5
The following estimated postretirement benefit payments are payable from the plan to participants:

Year	Postretirement Benefits
(Millions)
2018	$9
2019	9
2020	9
2021	9
2022	9
2023-2027	45
We do not expect to receive any future subsidies under the Medicare Prescription Drug, Improvement, and Modernization Act.
 The weighted-average assumed health care cost trend rate used in determining the 2017 accumulated postretirement benefit obligation was 6.8 percent, declining to 4.5 percent by 2027. For 2016, the health care cost trend rate was 7.0 percent declining to 4.5 percent by 2026 and for 2015, the health care cost trend rate was 7.0 percent declining to 4.5 percent by 2026.
The following assumptions were used in the accounting for postretirement cost for the years of 2017, 2016 and 2015:

	2017	2016
Weighted-average assumptions used to determine benefit obligations
Discount rate	3.8%	4.2%
Rate of compensation increase	N/A	N/A

	2017	2016	2015
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	4.2%	4.3%	4.1%
Rate of compensation increase	N/A	N/A	N/A
A one-percentage-point increase in the 2017 assumed health care cost trend rates would increase total service and interest cost by $1 million and would increase the postretirement benefit obligation by $17 million. A one-percentage-point decrease in

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the 2017 assumed health care cost trend rates would decrease the total service and interest cost by $1 million and decrease the postretirement benefit obligation by $14 million.
Based on current actuarial estimates, we believe we will be required to make postretirement contributions of approximately $9 million during 2018.
Effective January 1, 2012, the Tenneco Employee Stock Ownership Plan for Hourly Employees and the Tenneco Employee Stock Ownership Plan for Salaried Employees were merged into one plan called the Tenneco 401(k) Retirement Savings Plan (the “Retirement Savings Plan”). Under the plan, subject to limitations in the Internal Revenue Code, participants may elect to defer up to 75 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We match 100 percent of an employee's contributions up to three percent of the employee's salary and 50 percent of an employee's contributions that are between three percent and five percent of the employee's salary. In connection with freezing the defined benefit pension plans for nearly all U.S. based salaried and non-union hourly employees effective December 31, 2006, and the related replacement of those defined benefit plans with defined contribution plans, we are making additional contributions to the Employee Stock Ownership Plans. We recorded expense for these contributions of approximately $29 million, $28 million and $27 million in 2017, 2016 and 2015, respectively. Matching contributions vest immediately. Defined benefit replacement contributions fully vest on the employee’s third anniversary of employment.

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

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segment results for 2017, 2016 and 2015 are as follows:

	Clean Air Division			Ride Performance Division
	North America	Europe and South America	Asia Pacific	North America	Europe and South America	Asia Pacific	Other	Reclass & Elims	Total
	(Millions)
At December 31, 2017, and for the Year Ended
Revenues from external customers	$3,101	$2,207	$1,209	$1,224	$1,076	$457	$—	$—	$9,274
Intersegment revenues	17	46	2	11	32	57	—	(165)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	203	112	133	120	21	58	(230)	—	417
Total assets	1,344	834	843	753	606	399	—	63	4,842
At December 31, 2016, and for the Year Ended
Revenues from external customers	$3,003	$1,939	$1,127	$1,234	$909	$387	$—	$—	$8,599
Intersegment revenues	13	92	3	9	27	48	—	(192)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	220	98	150	157	16	63	(188)	—	516
Total assets	1,356	697	683	723	488	352	—	47	4,346
At December 31, 2015, and for the Year Ended
Revenues from external customers	$2,823	$1,792	$1,080	$1,313	$846	$327	$—	$—	$8,181
Intersegment revenues	16	100	—	10	30	46	—	(202)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	244	49	114	155	(11)	44	(87)	—	508
Total assets	1,210	680	628	692	424	304	—	32	3,970

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table shows information relating to our external customer revenues for each product or each group of similar products:

	Net Sales Year Ended December 31,
	2017	2016	2015
	(Millions)
Clean Air Products & Systems
Aftermarket	$301	$305	$318
Original Equipment
OE Value-add	4,029	3,736	3,489
OE Substrate	2,187	2,028	1,888
	6,216	5,764	5,377
	6,517	6,069	5,695
Ride Performance Products & Systems
Aftermarket	950	937	941
Original Equipment	1,807	1,593	1,545
	2,757	2,530	2,486
Total Revenues	$9,274	$8,599	$8,181

The following customers accounted for 10 percent or more of our net sales in the last three years. The net sales to both customers were across segments.

Customer	2017	2016	2015
General Motors Company	14%	17%	15%
Ford Motor Company	13%	13%	14%
The following table shows information relating to the geographic regions in which we operate:

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Geographic Area
	United States	China	Germany	Poland	United Kingdom	Other Foreign (a)	Reclass & Elims	Consolidated
	(Millions)
At December 31, 2017, and for the Year Then Ended
Revenues from external customers(b)	$3,632	$1,283	$798	$488	$482	$2,591	$—	$9,274
Long-lived assets(c)	620	279	136	216	46	470	—	$1,767
Total assets	1,831	988	304	383	205	1,221	(90)	$4,842
At December 31, 2016, and for the Year Then Ended
Revenues from external customers(b)	$3,512	$1,186	$764	$385	$387	$2,365	$—	$8,599
Long-lived assets(c)	541	217	111	165	38	397	—	$1,469
Total assets	1,897	795	231	322	130	1,119	(148)	$4,346
At December 31, 2015, and for the Year Then Ended
Revenues from external customers(b)	$3,334	$1,101	$807	$250	$307	$2,382	$—	$8,181
Long-lived assets(c)	496	203	108	144	32	373	—	1,356
Total assets	1,726	699	258	275	101	1,027	(116)	3,970

(a)	Revenues from external customers and long-lived assets for individual foreign countries other than China, Germany, Poland, and United Kingdom are not material.

(b)	Revenues are attributed to countries based on location of the shipper.

(c)	Long-lived assets include all long-term assets except goodwill, intangibles and deferred tax assets.

12.Commitments and Contingencies
Capital Commitments
We estimate that expenditures aggregating approximately $149 million will be required after December 31, 2017 to complete facilities and projects authorized at such date, and we have made substantial commitments in connection with these facilities and projects.
Lease Commitments
Our facilities and equipment are generally leased under arrangements that are accounted for as operating leases. Total rental expense for the fiscal years ended December 31, 2017, 2016 and 2015 was $81 million, $74 million and $70 million, respectively. Future minimum operating lease payments at December 31, 2017 are as follows:

(Millions)
2018	$46
2019	36
2020	30
2021	23
2022	18
Beyond 2022	25
Total minimum lease payments	$178

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Certain equipment is leased under long term agreements. Capital assets for these agreements were less than $1 million at both December 31, 2017 and 2016. The minimum lease payments under our non-cancelable capital leases with lease terms in excess of one year are less than $1 million in each of the next five years.
Environmental Matters, Legal Proceedings and Product Warranties
We are involved in environmental remediation matters, legal proceedings, claims (including warranty claims) and investigations. These matters are typically incidental to the conduct of our business and create the potential for contingent losses. We accrue for potential contingent losses when our review of available facts indicates that it is probable a loss has been incurred and the amount of the loss is reasonably estimable. Each quarter we assess our loss contingencies based upon currently available facts, existing technology, presently enacted laws and regulations and taking into consideration the likely effects of inflation and other societal and economic factors and record adjustments to these reserves as required. As an example, we consider all available evidence including prior experience in remediation of contaminated sites, other companies’ cleanup experiences and data released by the United States Environmental Protection Agency or other organizations when we evaluate our environmental remediation contingencies. All of our loss contingency estimates are subject to revision in future periods based on actual costs or new information. With respect to our environmental liabilities, where future cash flows are fixed or reliably determinable, we have discounted those liabilities. We evaluate recoveries separately from the liability and, when they are assured, recoveries are recorded and reported separately from the associated liability in our consolidated financial statements.
Environmental Matters
We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense costs related to an existing condition caused by past operations that do not contribute to current or future revenue generation. As of December 31, 2017, we have the obligation to remediate or contribute towards the remediation of certain sites, including one Federal Superfund site. At December 31, 2017, our aggregated estimated share of environmental remediation costs for all these sites on a discounted basis was approximately $14 million, of which $2 million is recorded in other current liabilities and $12 million is recorded in deferred credits and other liabilities in our consolidated balance sheet. For those locations where the liability was discounted, the weighted average discount rate used was 2.3 percent. The undiscounted value of the estimated remediation costs was $17 million. Our expected payments of environmental remediation costs are estimated to be approximately $2 million in 2018, $1 million each year beginning 2019 through 2022 and $11 million in aggregate thereafter.
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

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Certain other competition agencies are also investigating possible violations of antitrust laws relating to products supplied by our company. We have cooperated and continue to cooperate fully with all of these antitrust investigations, and take other actions to minimize our potential exposure.
Tenneco and certain of its competitors are also currently defendants in civil putative class action litigation in the United States and Canada. More related lawsuits may be filed, including in other jurisdictions. Plaintiffs in these cases generally allege that defendants have engaged in anticompetitive conduct, in violation of federal and state laws, relating to the sale of automotive exhaust systems or components thereof. Plaintiffs seek to recover, on behalf of themselves and various purported classes of purchasers, injunctive relief, damages and attorneys’ fees. However, as explained above, because we received conditional leniency from the DOJ, our civil liability in U.S. follow on actions is limited to single damages and we will not be jointly and severally liable with the other defendants, provided that we have satisfied our obligations under the DOJ leniency agreement and approval is granted by the presiding court. Typically, exposure for follow-on actions in Canada is less than exposure for U.S. follow-on actions.
Following the EC’s decision to administratively close its antitrust inquiry into exhaust systems in 2017, Tenneco’s receipt of conditional leniency from the DOJ in 2014 and discussions during the third quarter of 2017 following the appointment of a special settlement master in the civil putative class action cases pending against Tenneco and/or certain of its competitors in the U.S., Tenneco continues to vigorously defend itself and/or take actions to minimize its potential exposure to matters pertaining to the global antitrust investigation, including engaging in settlement discussions when it is in the best interests of the company and its stockholders. For example, in October 2017, Tenneco settled an administrative action brought by Brazil's competition authority for an amount that was not material. Additionally, in February 2018, Tenneco settled civil putative class action litigation in the United States brought by classes of direct purchasers, end-payors and auto dealers. No other classes of plaintiffs have brought claims against Tenneco in the United States. Based upon those earlier developments, including settlement discussions, Tenneco established a reserve of $132 million in its second quarter 2017 financial results for settlement costs that were probable, reasonably estimable, and expected to be necessary to resolve Tenneco’s antitrust matters globally, which primarily involves the resolution of civil suits and related claims. Of the $132 million reserve that was established, $45 million was paid in 2017 to resolve certain antitrust claims and the remaining reserve is recorded in other current liabilities. While Tenneco continues to cooperate with certain competition agencies investigating possible violations of antitrust laws relating to products supplied by Tenneco, and the company may be subject to other civil lawsuits and/or related claims, no amount of this reserve is attributable to matters with the DOJ or the EC, and no such amount is expected based on current information.
Our reserve for antitrust matters is based upon all currently available information and an assessment of the probability of events for those matters where Tenneco can make a reasonable estimate of the costs to resolve such outstanding matters. Tenneco’s estimate involves significant judgment, given the number, variety and potential outcomes of actual and potential claims, the uncertainty of future rulings and approvals by a court or other authority, the behavior or incentives of adverse parties or regulatory authorities, and other factors outside of the control of Tenneco. As a result, Tenneco’s reserve may change from time to time, and actual costs may vary. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, we do not expect that any such change in the reserve will have a material adverse impact on our annual consolidated financial position, results of operations or liquidity.
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

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Below is a table that shows the activity in the warranty accrual accounts:

	Year Ended December 31,
	2017	2016	2015
	(Millions)
Beginning Balance	$20	$23	$26
Accruals related to product warranties	16	12	15
Reductions for payments made	(10)	(15)	(18)
Ending Balance	$26	$20	$23

13.Supplemental Guarantor Condensed Consolidating Financial Statements
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

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2017
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$3,889	$5,385	$—	$—	$9,274
Affiliated companies	540	640	—	(1,180)	—
	4,429	6,025	—	(1,180)	9,274
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	3,776	5,216	—	(1,180)	7,812
Goodwill impairment charge	—	11	—	—	11
Engineering, research, and development	77	81	—	—	158
Selling, general, and administrative	363	285	—	—	648
Depreciation and amortization of other intangibles	88	136	—	—	224
	4,304	5,729	—	(1,180)	8,853
Other income (expense)
Loss on sale of receivables	(2)	(3)	—	—	(5)
Other income (expense)	2	52	—	(53)	1
	—	49	—	(53)	(4)
Earnings (loss) before interest expense, income taxes, noncontrolling interests and equity in net income from affiliated companies	125	345	—	(53)	417
Interest expense —
External (net of interest capitalized)	19	5	49	—	73
Affiliated companies (net of interest income)	(15)	6	9	—	—
Earnings (loss) before income taxes, noncontrolling interests and equity in net income from affiliated companies	121	334	(58)	(53)	344
Income tax expense (benefit)	(12)	82			70
Equity in net income (loss) from affiliated companies	149	—	265	(414)	—
Net income (loss)	282	252	207	(467)	274
Less: Net income attributable to noncontrolling interests	—	67	—	—	67
Net income (loss) attributable to Tenneco Inc.	$282	$185	$207	$(467)	$207
Comprehensive income (loss) attributable to Tenneco Inc.	$282	$185	$331	$(467)	$331

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2016
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$3,865	$4,734	$—	$—	$8,599
Affiliated companies	526	747	—	(1,273)	—
	4,391	5,481	—	(1,273)	8,599
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	3,720	4,676	—	(1,273)	7,123
Engineering, research, and development	76	78	—	—	154
Selling, general, and administrative	311	277	1	—	589
Depreciation and amortization of other intangibles	86	126	—	—	212
	4,193	5,157	1	(1,273)	8,078
Other income (expense)
Loss on sale of receivables	(2)	(3)	—	—	(5)
Other income (expense)	(9)	24	—	(15)	—
	(11)	21	—	(15)	(5)
Earnings (loss) before interest expense, income taxes, noncontrolling interests and equity in net income from affiliated companies	187	345	(1)	(15)	516
Interest expense —
External (net of interest capitalized)	(2)	4	90	—	92
Affiliated companies (net of interest income)	(12)	7	5	—	—
Earnings (loss) before income taxes, noncontrolling interests and equity in net income from affiliated companies	201	334	(96)	(15)	424
Income tax expense	(97)	97	—	—	—
Equity in net income (loss) from affiliated companies	166	—	452	(618)	—
Net income (loss)	464	237	356	(633)	424
Less: Net income attributable to noncontrolling interests	—	68	—	—	68
Net income (loss) attributable to Tenneco Inc.	$464	$169	$356	$(633)	$356
Comprehensive income (loss) attributable to Tenneco Inc.	$464	$169	$356	$(633)	$356

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

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

BALANCE SHEET

	December 31, 2017
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$7	$308	$—	$—	$315
Restricted cash	—	3	—	—	3
Receivables, net	402	1,567	—	(648)	1,321
Inventories	383	486	—	—	869
Prepayments and other	99	192	—	—	291
Total current assets	891	2,556	—	(648)	2,799
Other assets:
Investment in affiliated companies	1,389	—	1,258	(2,647)	—
Notes and advances receivable from affiliates	791	19,119	3,967	(23,877)	—
Long-term receivables, net	8	1	—	—	9
Goodwill	22	27	—	—	49
Intangibles, net	5	17	—	—	22
Deferred income taxes	161	43	—	—	204
Other	66	78	—	—	144
	2,442	19,285	5,225	(26,524)	428
Plant, property, and equipment, at cost	1,478	2,530	—	—	4,008
Less — Accumulated depreciation and amortization	(934)	(1,459)	—	—	(2,393)
	544	1,071	—	—	1,615
Total assets	$3,877	$22,912	$5,225	$(27,172)	$4,842
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)
Short-term debt — non-affiliated	$—	$83	$—	$—	$83
Short-term debt — affiliated	408	148	—	(556)	—
Accounts payable	562	1,232	—	(89)	1,705
Accrued taxes	8	37	—	—	45
Other	203	221	12	(3)	433
Total current liabilities	1,181	1,721	12	(648)	2,266
Long-term debt — non-affiliated	632	12	714	—	1,358
Long-term debt — affiliated	1,093	18,981	3,803	(23,877)	—
Deferred income taxes	—	11	—	—	11
Pension, postretirement benefits and other liabilities	296	127	—	—	423
Commitments and contingencies
Total liabilities	3,202	20,852	4,529	(24,525)	4,058
Redeemable noncontrolling interests	—	42	—	—	42
Tenneco Inc. Shareholders’ equity	675	1,972	696	(2,647)	696
Noncontrolling interests	—	46	—	—	46
Total equity	675	2,018	696	(2,647)	742
Total liabilities, redeemable noncontrolling interests and equity	$3,877	$22,912	$5,225	$(27,172)	$4,842

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

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

STATEMENT OF CASH FLOWS

	Year Ended December 31, 2017
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$284	$402	$(4)	$(53)	$629
Investing Activities
Proceeds from sale of assets	3	5	—	—	8
Proceeds from sale of equity interest		9			9
Cash payments for plant, property, and equipment	(148)	(246)	—	—	(394)
Cash payments for software related intangible assets	(16)	(9)	—	—	(25)
Change in restricted cash	—	(1)	—	—	(1)
Other	(4)	(6)			(10)
Net cash used by investing activities	(165)	(248)	—	—	(413)
Financing Activities
Cash dividends			(53)		(53)
Retirement of long-term debt	(10)	(3)	(6)	—	(19)
Issuance of long-term debt	400	1	(264)	—	137
Debt issuance cost on long-term debt	(8)	—	—	—	(8)
Purchase of common stock under the share repurchase program	—	—	(169)	—	(169)
Issuance of common shares	—	—	(1)	—	(1)
Increase in bank overdrafts	—	(7)	—	—	(7)
Net increase in revolver borrowings and short-term debt excluding current maturities of long-term debt	246	5	(318)	—	(67)
Intercompany dividends and net increase (decrease) in intercompany obligations	(749)	(119)	815	53	—
Distribution to noncontrolling interests partners	—	(64)	—	—	(64)
Net cash provided (used) by financing activities	(121)	(187)	4	53	(251)
Effect of foreign exchange rate changes on cash and cash equivalents	—	3	—	—	3
Increase in cash and cash equivalents	(2)	(30)	—	—	(32)
Cash and cash equivalents, January 1	9	338	—	—	347
Cash and cash equivalents, December 31 (Note)	$7	$308	$—	$—	$315

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

STATEMENT OF CASH FLOWS

	Year Ended December 31, 2016
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$176	$300	$23	$(15)	$484
Investing Activities
Proceeds from sale of assets	—	6	—	—	6
Cash payments for plant, property, and equipment	(117)	(208)	—	—	(325)
Cash payments for software related intangible assets	(13)	(7)	—	—	(20)
Change in restricted cash	—	(1)	—	—	(1)
Net cash used by investing activities	(130)	(210)	—	—	(340)
Financing Activities
Retirement of long-term debt	—	(16)	(515)	—	(531)
Issuance of long-term debt	—	9	500	—	509
Debt issuance cost on long-term debt	—	—	(9)	—	(9)
Purchase of common stock under the share repurchase program	—	—	(225)	—	(225)
Issuance of common shares	—	—	13	—	13
Increase in bank overdrafts	—	10	—	—	10
Net increase in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivable	—	5	197	—	202
Intercompany dividends and net increase (decrease) in intercompany obligations	(39)	8	16	15	—
Distribution to noncontrolling interests partners	—	(55)	—	—	(55)
Net cash provided (used) by financing activities	(39)	(39)	(23)	15	(86)
Effect of foreign exchange rate changes on cash and cash equivalents	—	2	—	—	2
Increase in cash and cash equivalents	7	53	—	—	60
Cash and cash equivalents, January 1	2	285	—	—	287
Cash and cash equivalents, December 31 (Note)	$9	$338	$—	$—	$347

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

STATEMENT OF CASH FLOWS

	Year Ended December 31, 2015
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$204	$311	$60	$(47)	$528
Investing Activities
Proceeds from sale of assets	—	4	—	—	4
Cash payments for plant, property, and equipment	(114)	(172)	—	—	(286)
Cash payments for software related intangible assets	(16)	(7)	—	—	(23)
Change in restricted cash	—	2	—	—	2
Net cash used by investing activities	(130)	(173)	—	—	(303)
Financing Activities
Retirement of long-term debt	—	(22)	(15)	—	(37)
Issuance of long-term debt	—	1	—	—	1
Debt issuance cost on long-term debt	—	—	(1)	—	(1)
Tax impact from stock-based compensation	—	—	—	—	—
Purchase of common stock under the share repurchase program	—	—	(213)	—	(213)
Issuance of common shares	—	—	1	—	1
Decrease in bank overdrafts	—	(22)	—	—	(22)
Net increase in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivable	—	20	82	—	102
Net increase (decrease) in short-term borrowings secured by accounts receivable	—	—	30	—	30
Intercompany dividends and net increase (decrease) in intercompany obligations	(82)	(21)	56	47	—
Distribution to noncontrolling interests partners	—	(44)	—	—	(44)
Net cash provided (used) by financing activities	(82)	(88)	(60)	47	(183)
Effect of foreign exchange rate changes on cash and cash equivalents	—	(37)	—	—	(37)
Increase (decrease) in cash and cash equivalents	(8)	13	—	—	5
Cash and cash equivalents, January 1	10	272	—	—	282
Cash and cash equivalents, December 31 (Note)	$2	$285	$—	$—	$287

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14.Subsequent Events
Dividend
On February 7, 2018, our Board of Directors declared a cash dividend of $0.25, payable on March 22, 2018 to shareholders of record as of March 6, 2018.

15.	Quarterly Financial Data (Unaudited)

Quarter	Net Sales and Operating Revenues	Cost of Sales (Excluding Depreciation and Amortization)	Earnings Before Interest Expense, Income Taxes and Noncontrolling Interests	Net Income Attributable to Tenneco Inc.
	(Millions)
2017
1st	$2,292	$1,931	$121	$59
2nd	2,317	1,946	27	(3)
3rd	2,274	1,913	134	83
4th	2,391	2,022	135	68
	$9,274	$7,812	$417	$207
2016
1st	$2,136	$1,770	$124	$57
2nd	2,212	1,816	171	82
3rd	2,096	1,743	150	179
4th	2,155	1,794	71	38
	$8,599	$7,123	$516	$356

Quarter	Basic Earnings per Share of Common Stock	Diluted Earnings per Share of Common Stock
2017
1st	$1.10	$1.09
2nd	(0.05)	(0.05)
3rd	1.57	1.57
4th	1.33	1.33
Full Year	3.93	3.91
2016
1st	$1.00	$0.99
2nd	1.44	1.43
3rd	3.22	3.19
4th	0.70	0.69
Full Year	6.36	6.31

Note:
The sum of the quarters may not equal the total of the respective year’s earnings per share on either a basic or diluted basis due to changes in the weighted average shares outstanding throughout the year.

(The preceding notes are an integral part of the foregoing consolidated financial statements.)

SCHEDULE II
TENNECO INC. AND CONSOLIDATED SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
	(Millions)
Allowance for Doubtful Accounts and Notes Receivable Deducted from Assets to Which it Applies:
Year Ended December 31, 2017	$16	1	—	1	$16
Year Ended December 31, 2016	$16	1	—	1	$16
Year Ended December 31, 2015	$16	4	—	4	$16

Description	Balance at Beginning of Year	Provision Charged (Credited) to Expense	Allowance Changes	Other Additions (Deductions) (a)	Balance at End of Year
	(Millions)
Deferred Tax Assets- Valuation Allowance
Year Ended December 31, 2017	$145	(1)	—	19	$163
Year Ended December 31, 2016	$127	18	—	—	$145
Year Ended December 31, 2015	$139	15	(3)	(24)	$127

(a) Related to changes in foreign currency exchange rates, primarily the euro, in 2017.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the quarter covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness in our internal control over financial reporting described in Management’s Report on Internal Control Over Financial Reporting included in Item 8, the Company’s disclosure controls and procedures were not effective as of December 31, 2017 to ensure that information required to be disclosed by our Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.
See Item 8, “Financial Statements and Supplementary Data” for management’s report on internal control over financial reporting and the report of our independent registered public accounting firm thereon.
Remediation Plan for Material Weakness in Internal Control over Financial Reporting
The Audit Committee engaged an independent legal firm to investigate these transactions and it concluded that such mischaracterizations were intentional. In particular, certain China personnel created accounting documentation for certain supplier transactions that was inconsistent with the substance of the transactions. With respect to these circumstances, the Company has taken action to dismiss the individuals who engaged in intentional misconduct.
Under the oversight of the Audit Committee and as part of our commitment to strengthening our internal control over financial reporting, we have implemented a number of actions since this material weakness was identified, including (i) strengthening the China accounting staff with personnel who have significant experience in U.S. and international financial reporting; (ii) additional training for China accounting and purchasing personnel; (iii) augmenting oversight with qualified personnel in the U.S. and Europe. The actions taken have not yet been fully evidenced; therefore, we concluded that this material weakness continued to exist as of December 31, 2017.
We will continue to monitor the effectiveness of these and other processes, procedures and controls and make any further changes management determines appropriate.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION.
None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The sections entitled “Election of Directors” and “Corporate Governance” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 16, 2018 are incorporated herein by reference. In addition, Item 4.1 of this Annual Report on Form 10-K, which appears at the end of Part I, is incorporated herein by reference.
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

ITEM 11.EXECUTIVE COMPENSATION.
The sections entitled “Executive Compensation” and “Compensation/Nominating/Governance Committee Report on Executive Compensation” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2018 are incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The section entitled “Ownership of Common Stock” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2018 is incorporated herein by reference.
Securities Authorized for Issuance under Equity Compensation Plans
The following table shows, as of December 31, 2017, information regarding outstanding awards available under our compensation plans (including individual compensation arrangements) under which our equity securities may be delivered:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities available for future issuance (excluding shares in column (a))(1)
Equity compensation plans approved by security holders:
Stock Ownership Plan(2)	3,237	$19.38	—
2006 Long-Term Incentive Plan (as amended)(3)	314,779	$21.24	2,374,879

(1)
Reflects the number of shares of the Company’s common stock. Does not include 213,195 shares that may be issued in settlement of common stock equivalent units that were (i) credited to outside directors as payment for their retainer and other fees or (ii) credited to any of our executive officers who have elected to defer a portion of their compensation. In general, these units are settled in cash. At the option of the Company, however, the units may be settled in shares of the Company’s common stock.

(2)	This plan terminated as to new awards upon adoption of our 2006 Long-term Incentive Plan (except awards pursuant to commitments outstanding on that date).

(3)
Does not include 410,251 shares subject to outstanding restricted stock (vest over time) as of December 31, 2017 that were issued at a weighted average grant date fair value of $50.14. Under this plan, as of December 31, 2017, a maximum of 1,593,879 shares remained available for delivery under full value awards (i.e., bonus stock, stock equivalent units, performance units, restricted stock and restricted stock units).

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The subsections entitled “The Board of Directors and its Committees” and “Transactions with Related Persons” under the section entitled “Corporate Governance” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2018 are incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The sections entitled “Ratify Appointment of Independent Public Accountants — Audit, Audit-Related, Tax and All Other Fees” and “Ratify Appointment of Independent Public Accountants — Pre-Approval Policy” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2018 are incorporated herein by reference.

PART IV
ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN ITEM 8
See “Index to Financial Statements of Tenneco Inc. and Consolidated Subsidiaries” set forth in Item 8, “Financial Statements and Supplementary Data” for a list of financial statements filed as part of this Report.
INDEX TO SCHEDULE INCLUDED IN ITEM 8

Page
Schedule of Tenneco Inc. and Consolidated Subsidiaries — Schedule II — Valuation and qualifying accounts — three years ended December 31, 2017	129
SCHEDULES OMITTED AS NOT REQUIRED OR INAPPLICABLE
Schedule I — Condensed financial information of registrant
Schedule III — Real estate and accumulated depreciation
Schedule IV — Mortgage loans on real estate
Schedule V — Supplemental information concerning property — casualty insurance operations

EXHIBITS
The following exhibits are filed with this Annual Report on Form 10-K for the fiscal year ended December 31, 2017, or incorporated herein by reference (exhibits designated by an asterisk are filed with the report; all other exhibits are incorporated by reference):
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
Fifth Amended and Restated Credit Agreement, dated as of May 12, 2017, amount Tenneco Inc., Tenneco Automotive Operating Company Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto (incorporated herein by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed May 15, 2017, File No. 1-12387).

4.2(b)	—
Amended and Restated Guarantee and Collateral Agreement, dated as of May 12, 2017 (amending and restating the Guarantee and Collateral Agreement dated as of December 8, 2014, as previously amended and amended and restated), among Tenneco Inc., various of its subsidiaries and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 4.2 of the registrant's Current Report on Form 8-K filed May 15, 2017, File No. 1-12387).

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

9	—	None.
+10.1	—	Stock Ownership Plan (incorporated herein by reference to Exhibit 10.14 of the registrant’s Registration Statement on Form S-4, Reg. No. 333-93757).
+10.2	—	Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.12 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
+10.3	—	Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.13 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
+10.4	—
Form of Indemnity Agreement entered into between the registrant and Paul Stecko (incorporated herein by reference to Exhibit 10.29 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-12387).

+10.5	—	Amendment No. 1 to Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.27 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-12387).
+10.6	—
Amendment No. 1 to the Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.40 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-12387).

+10.7	—
Amendment No. 2 to the Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.42 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-12387).

+10.8	—	Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.43 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-12387).
+10.9	—
Amended and Restated Value Added (“TAVA”) Incentive Compensation Plan, effective January 1, 2006 (incorporated herein by reference to Exhibit 10.47 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-12387).

+10.10	—
Form of First Amendment to the Tenneco Inc. Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.57 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-12387).

+10.11	—
Tenneco Inc. Change in Control Severance Benefit Plan for Key Executives, as Amended and Restated effective December 12, 2007 (incorporated herein by reference to Exhibit 10.61 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-12387).

+10.12	—
Code Section 409A Amendment to Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.71 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-12387).

+10.13	—
Code Section 409A Amendment to Amended and Restated Value Added (“TAVA”) Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.73 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-12387).

+10.14	—
Tenneco Inc. 2006 Long-Term Incentive Plan (as amended and restated effective March 11, 2009) (incorporated herein by reference to Appendix A of the registrant’s proxy statement on Schedule 14A, filed with the Securities and Exchange Commission on March 31, 2009, File No. 1-12387).

+10.15	—
Amendment No. 2, effective January 15, 2010, to Amended and Restated Tenneco Value Added Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.70 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 1-12387).

+10.16	—
First Amendment to Tenneco Inc. Change in Control Severance Benefit Plan for Key Executives, as Amended and Restated effective December 12, 2007 (incorporated herein by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, File No. 1-12387).

+10.17	—
Form of Non-Qualified Stock Option Agreement for Employees under Tenneco Inc. 2006 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K dated January 18, 2012, File No. 1-12387).

+10.18	—
Letter Agreement between Tenneco Inc. and Gregg M. Sherrill (incorporated herein by reference to Exhibit 99.2 of the registrant's Current Report on Form 8-K dated as of January 5, 2007. File No. 1-12387).

+10.19	—
Letter Agreement between Tenneco Inc. and Gregg M. Sherrill, dated as of January 15, 2007 (incorporated herein by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K dated as of January 15, 2007, File No. 1-12387).

+10.20	—
Code Section 409A Amendment to Letter Agreement between the registrant and Gregg M. Sherrill (incorporated herein by reference to Exhibit 10.74 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-12387).

Exhibit Number		Description
+10.21	—	Tenneco Inc. Executive Bonus Plan (incorporated herein by reference from Exhibit 99.1 of the registrant's Current Report on Form 8-K dated as of January 15, 2014. File No. 1-12387).
+10.22	—
Amended and Restated Tenneco Inc. 2006 Long-Term Incentive Plan (effective March 18, 2013) (incorporated by reference to Appendix A of the Company's Proxy Statement on Schedule 14A, filed with the Securities Exchange Commission on April 3, 2013).

+10.23	—
Form of Restricted Stock Unit Award Agreement under the Tenneco Inc. 2006 Long-Term Incentive Plan (awards after May 21, 2013 and before February 2017) (incorporated herein by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed May 21, 2013, File No. 1-12387).

+10.24	—
Form of Stock Option Award Agreement under the Tenneco Inc. 2006 Long-Term Incentive Plan (awards after May 21, 2013 and before February 2017) (incorporated herein by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K filed May 21, 2013, File No. 1-12387).

+10.25	—
Form of Long-Term Performance Unit Award Agreement under the Tenneco Inc. 2006 Long-Term Incentive Plan (grants after January 14, 2014 and before February 2017) (incorporated herein by reference to Exhibit 99.2 of the registrant’s Current Report on Form 8-K filed January 15, 2014, File No. 1-12387).

+10.26	—
Offer Letter to Brian J. Kesseler dated January 6, 2015 (incorporated herein by reference to Exhibit 10.67 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2014, File No. 1-12387).

+10.27	—
Tenneco Inc. Excess Benefit Plan (as amended and restated effective as of January 1, 2013) (incorporated by reference to Exhibit 10.5 of Tenneco Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, File No. 1-12387).

+10.28	—
First Amendment to Amended and Restated Tenneco Inc. Excess Benefit Plan (amendment effective as of January 6, 2015) (incorporated by reference to Exhibit 10.5 of Tenneco Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, File No. 1-12387).

+10.29	—
Second Amendment to Tenneco Inc. Change in Control Severance Benefit Plan for Key Executives (incorporated by reference to Exhibit 10.1 of registrant's Current Report on form 8-K dated April 28, 2015, File No. 1.12387).

+10.30	—
Form of Restricted Stock Award for Brian J. Kesseler (January 2015 replacement grant) under Tenneco Inc. 2006 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.71 of the registrant's Annual Report on Form 10-K for the year ended December 31,2014, File No. 1-12387).

+10.31	—
Tenneco Inc. Deferred Compensation Plan (as Amended and Restated Effective as of August 1, 2013) (incorporated by reference to Exhibit 10.6 of Tenneco Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, File No. 1-12387).

+10.32	—
Tenneco Inc. Incentive Deferral Plan (as Amended and Restated Effective as of August 1, 2013) (incorporated by reference to Exhibit 10.7 of Tenneco Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, File No. 1-12387).

+10.33	—
Amendment No. 1 to Tenneco Inc. 2006 Long-Term Incentive Plan, effective October 10, 2016 (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, File No. 1-12387).

+10.34	—
Notice to Employees of Agreement Amendments and New Options for Withholding, effective October 10, 2016 (incorporated herein by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, File No. 1-12387).

+10.35	—
Form of Restricted Stock Award Agreement for Employees under Tenneco Inc. 2006 Long-Term Incentive Plan (for awards commencing February 2017) (incorporated herein by reference to Exhibit 10.78 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2016, File No. 1-12387).

+10.36	—
Form of Long-Term Performance Unit Award Agreement for Employees under Tenneco Inc. 2006 Long-Term Incentive Plan (for awards commencing February 2017) (incorporated herein by reference to Exhibit 10.79 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2016, File No. 1-12387).

+10.37	—
First Amendment, dated as of May 31, 2017, under the Fifth Amended and Restated Credit Agreement amount Tenneco Inc., Tenneco Automotive Operating Company Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto (incorporated herein by reference to Exhibit 4.3 of the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, File No. 1-12387).

+10.38	—
Amendment No. 3, effective October 26, 2017, to Amended and Restated Tenneco Value Added Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, File No. 1-12387).

+10.39	—	Tenneco Inc. Annual Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed February 9, 2018. File No. 1-12387).
+10.40	—
Form of Restricted Stock Unit Award Agreement under the Tenneco Inc. 2006 Long-Term Incentive Plan (grants after 2017) (incorporated herein by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed February 9, 2018.  File No. 1-12387).

Exhibit Number		Description
+10.41	—
Form of Performance Share Unit Award Agreement under the Tenneco Inc. 2006 Long-Term Incentive Plan (grants after 2017) (incorporated herein by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed February 9, 2018.  File No. 1-12387).

*+10.42	—	Tenneco Automotive Operating Company Inc. Severance Benefit Plan.
*+10.43	—	Offer Letter to Jason M. Hollar dated April 18, 2017.
*+10.44	—	Offer Letter to Gregg A. Bolt dated December 6, 2012.
*+10.45	—	Amendment dated June 12, 2013 to Offer Letter to Gregg A Bolt.
*+10.46	—	Offer Letter to Patrick Guo dated March 26, 2007.
*+10.47	—	Amendment dated February 29, 2012 to Offer Letter to Patrick Guo.
*+10.48	—	Tenneco Inc. Incentive Deferral Plan.
*+10.49	—	Tenneco Inc. Excess Benefit Plan.
11	—	None.
*12	—	Computation of Ratio of Earnings to Fixed Charges.
13	—	None.
14	—
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
Brian J. Kesseler
Chief Executive Officer
Date: February 28, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons in the capacities indicated on February 28, 2018.

	Signature	Title

	*	Executive Chairman and Director
Gregg M. Sherrill

	/S/ BRIAN J. KESSELER	Chief Executive Officer and Director (principal executive officer)
Brian J. Kesseler

	/S/ KENNETH R. TRAMMELL	Executive Vice President and Chief Financial Officer (principal financial officer)
Kenneth R. Trammell

	*	Vice President and Interim Controller (principal accounting officer)
Paul D. Novas

	*	Director
Thomas C. Freyman

	*	Director
Dennis J. Letham

	*	Director
James S. Metcalf

	*	Director
Roger B. Porter

	*	Director
David B. Price, Jr.

	*	Director
Paul T. Stecko

	*	Director
Jane L. Warner

	*	Director
Roger J. Wood

*BY:	/S/ KENNETH R. TRAMMELL
Kenneth R. Trammell Attorney in fact