Form 10-Q
period 2018-03-31
TENNECO INC
filed 2018-05-10
CIK 1024725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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
Common Stock, par value $0.01 per share: 51,424,625 shares outstanding as of May 4, 2018.

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

•
disasters, such as fires, earthquakes and flooding, and any resultant disruptions in the supply or production of goods or services to us or by us, in demand by our customers or in the operation of our system, disaster recovery capabilities or business continuity capabilities;

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
In addition, important factors related to the transaction with Federal-Mogul LLC that could cause actual results to differ materially from the expectations reflected in the forward-looking statements, including:

•
the risk that the transaction with Federal-Mogul LLC (“Federal-Mogul”) pursuant to the Membership Interest Purchase Agreement by and among the Company, Federal-Mogul American Entertainment Properties Corp., and Icahn Enterprises L.P., may not be completed in a timely manner or at all;

•	the risk that the benefits of the acquisition of Federal-Mogul, including synergies, may not be fully realized or may take longer to realize than expected; and

•
the risk that, following the acquisition of Federal-Mogul, the combined company may not complete a separation of its powertrain technology business and its aftermarket & ride performance business (or achieve some or all of the anticipated benefits of such a separation).

The risks included here are not exhaustive. Refer to “Part I, Item 1A — Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2017 and "Part II, Item 1A — Risk Factors” of this Form 10-Q for further discussion regarding our exposure to risks. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor to assess the impact such risk factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Unless otherwise indicated in this report, the forward-looking statements in this report are made as of the date of this report, and, except as required by law, the Company does not undertake any obligation, and disclaims any obligation, to publicly disclose revisions or updates to any forward-looking statements.

PART I.
FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS (UNAUDITED)
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Tenneco Inc.
Results of Review of Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Tenneco Inc. and its subsidiaries as of March 31, 2018, and the related condensed consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the three-month periods ended March 31, 2018 and 2017, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated February 28, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
Basis for Review Results
These interim financial statements are the responsibility of the Company’s management. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
May 9, 2018

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
	(Millions Except Share and Per Share Amounts)
Revenues
Net sales and operating revenues	$2,574	$2,292

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	2,198	1,929
Engineering, research, and development	41	39
Selling, general, and administrative	153	141
Depreciation and amortization of other intangibles	59	52
	2,451	2,161
Other expense
Loss on sale of receivables	(3)	(1)
Other expense	(3)	(9)
	(6)	(10)
Earnings before interest expense, income taxes, and noncontrolling interests	117	121
Interest expense	20	15
Earnings before income taxes and noncontrolling interests	97	106
Income tax expense	25	33
Net income	72	73
Less: Net income attributable to noncontrolling interests	14	14
Net income attributable to Tenneco Inc.	$58	$59
Earnings per share
Weighted average shares of common stock outstanding —
Basic	51,211,643	53,856,352
Diluted	51,501,643	54,231,759
Basic earnings per share of common stock	$1.13	$1.10
Diluted earnings per share of common stock	$1.13	$1.09
Cash dividends declared	$0.25	$0.25
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of income.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31, 2018
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	(Millions)
Net Income		$58		$14		$72
Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$(241)		$(3)		$(244)
Translation of foreign currency statements	19	19	8	8	27	27
Balance March 31	(222)		5		(217)
Additional Liability for Pension and Postretirement Benefits
Balance January 1	(300)		—		(300)
Additional liability for pension and postretirement benefits, net of tax	3	3	—	—	3	3
Balance March 31	(297)		—		(297)
Balance March 31	$(519)		$5		$(514)
Other Comprehensive Income		22		8		30
Comprehensive Income		$80		$22		$102
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

TENNECO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2018	December 31, 2017
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$288	$315
Restricted cash	2	3
Receivables —
Customer notes and accounts, net	1,499	1,294
Other	25	27
Inventories —
Finished goods	358	349
Work in process	288	268
Raw materials	187	178
Materials and supplies	78	74
Prepayments and other	340	291
Total current assets	3,065	2,799
Other assets:
Long-term receivables, net	10	9
Goodwill	49	49
Intangibles, net	22	22
Deferred income taxes	206	204
Other	154	144
	441	428
Plant, property, and equipment, at cost	4,111	4,008
Less — Accumulated depreciation and amortization	(2,451)	(2,393)
	1,660	1,615
Total Assets	$5,166	$4,842
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)	$64	$83
Accounts payable	1,908	1,705
Accrued taxes	43	45
Accrued interest	10	14
Accrued liabilities	293	287
Other	126	132
Total current liabilities	2,444	2,266
Long-term debt	1,420	1,358
Deferred income taxes	12	11
Pension and postretirement benefits	266	268
Deferred credits and other liabilities	149	155
Commitments and contingencies
Total liabilities	4,291	4,058
Redeemable noncontrolling interests	50	42
Tenneco Inc. Shareholders’ equity:
Common stock	1	1
Premium on common stock and other capital surplus	3,115	3,112
Accumulated other comprehensive loss	(519)	(541)
Retained earnings (accumulated deficit)	(902)	(946)
	1,695	1,626
Less — Shares held as treasury stock, at cost	930	930
Total Tenneco Inc. shareholders’ equity	765	696
Noncontrolling interests	60	46
Total equity	825	742
Total liabilities, redeemable noncontrolling interests and equity	$5,166	$4,842
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
	(Millions)

Operating Activities
Net income	$72	$73
Adjustments to reconcile net income to cash used by operating activities —
Depreciation and amortization of other intangibles	59	52
Deferred income taxes	(1)	7
Stock-based compensation	5	9
Loss on sale of assets	3	1
Changes in components of working capital —
(Increase) decrease in receivables	(223)	(159)
(Increase) decrease in inventories	(34)	(45)
(Increase) decrease in prepayments and other current assets	(45)	(57)
Increase (decrease) in payables	189	93
Increase (decrease) in accrued taxes	(3)	3
Increase (decrease) in accrued interest	(3)	(5)
Increase (decrease) in other current liabilities	(3)	(8)
Changes in long-term assets	(9)	(1)
Changes in long-term liabilities	(7)	5
Other	—	1
Net cash used by operating activities	—	(31)
Investing Activities
Proceeds from sale of assets	2	3
Cash payments for plant, property, and equipment	(84)	(103)
Cash payments for software related intangible assets	(5)	(6)
Proceeds from deferred purchase price of factored receivables	34	22
Net cash used by investing activities	(53)	(84)
Financing Activities
Repurchase of common shares	(2)	(3)
Cash dividends	(13)	(13)
Retirement of long-term debt	(6)	(6)
Purchase of common stock under the share repurchase program	—	(16)
Net increase (decrease) in bank overdrafts	(4)	3
Net increase in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivable	77	117
Net increase (decrease) in short-term borrowings secured by accounts receivable	(30)	20
Net cash provided by financing activities	22	102
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	3	8
Decrease in cash, cash equivalents and restricted cash	(28)	(5)
Cash, cash equivalents and restricted cash, January 1	318	349
Cash, cash equivalents and restricted cash, March 31 (Note)	$290	$344
Supplemental Cash Flow Information
Cash paid during the period for interest (net of interest capitalized)	$23	$22
Cash paid during the period for income taxes (net of refunds)	25	15
Non-cash Operating and Investing Activities
Period end balance of trade payables for plant, property, and equipment	$55	$50
Deferred purchase price of receivables factored in the period	37	26
Note: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of cash flows.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 31,
	2018		2017
	Shares	Amount	Shares	Amount
	(Millions Except Share Amounts)
Tenneco Inc. Shareholders:
Common Stock
Balance January 1	66,033,509	$1	65,891,930	$1
Issued (repurchased) pursuant to benefit plans	(15,906)	—	11,241	—
Restricted shares forfeited	(5,108)	—	(82,808)	—
Stock options exercised	4,779	—	164,863	—
Balance March 31	66,017,274	1	65,985,226	1
Premium on Common Stock and Other Capital Surplus
Balance January 1		3,112		3,098
Premium on common stock issued pursuant to benefit plans		3		6
Balance March 31		3,115		3,104
Accumulated Other Comprehensive Loss
Balance January 1		(541)		(665)
Other comprehensive income		22		28
Balance March 31		(519)		(637)
Retained Earnings (Accumulated Deficit)
Balance January 1		(946)		(1,100)
Net income attributable to Tenneco Inc.		58		59
Cash dividends declared		(13)		(13)
Adjustments to adopt new accounting standards
Revenue recognition (notes 11 and 14)		1		—
Tax accounting for intra-entity asset transfers (note 11)		(2)		—
Balance March 31		(902)		(1,054)
Less — Common Stock Held as Treasury Stock, at Cost
Balance January 1	14,592,888	930	11,655,938	761
Purchase of common stock through stock repurchase program	—	—	240,000	16
Balance March 31	14,592,888	930	11,895,938	777
Total Tenneco Inc. shareholders’ equity		$765		$637
Noncontrolling Interests:
Balance January 1		$46		$47
Net income		7		7
Other comprehensive income		7		—
Balance March 31		$60		$54
Total equity		$825		$691
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of changes in shareholders’ equity.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Consolidation and Presentation
As you read the accompanying financial statements you should also read our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Our condensed consolidated financial statements include all majority-owned subsidiaries. We have eliminated all intercompany transactions.
Adoption of New Accounting Standards
We adopted the following new accounting standards in the first quarter of 2018:

•	Accounting Standard Update 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost;

•	Accounting Standard Update 2016-18, Statement of Cash Flows - Restricted Cash (Topic 230);

•	Accounting Standard Update 2016-16, Income Taxes - Intra Entity Transfers of Assets Other Than Inventory (Topic 740);

•	Accounting Standard Update 2016-15, Statement of Cash Flows - Classification of certain cash receipts and cash payments (Topic 230);

•	Accounting Standard Update Topic 606, Revenue from Contracts with Customers.
See note 11 in our notes to condensed consolidated financial statements for further consideration.
Segment Information
In connection with the reportable segment changes announced on April 27, 2018, effective for the first quarter of 2018, the Company’s reportable segments for financial reporting purposes consist of the following three segments: Clean Air, Ride Performance and Aftermarket. See note 12 in our notes to condensed consolidated financial statements for further information.
Prepayments and Other
Prepayments and other included $136 million and $117 million at March 31, 2018 and December 31, 2017, respectively, for in-process tools and dies that we are building for our original equipment customers.
Accounts Payable
Accounts payable included $90 million and $77 million at March 31, 2018 and December 31, 2017, respectively, for accrued compensation and $16 million and $20 million at March 31, 2018 and December 31, 2017, respectively, for bank overdrafts at our European subsidiaries.
Redeemable Noncontrolling Interests
The following is a rollforward of activities in our redeemable noncontrolling interests for the three months ended March 31, 2018 and 2017, respectively:

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(Millions)
Balance January 1	$42	$40
Net income attributable to redeemable noncontrolling interests	7	8
Other comprehensive loss	1	—
Balance March 31	$50	$48

(2)	Financial Instruments
The net carrying and estimated fair values of our financial instruments by class at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018		December 31, 2017
	Net Carrying Amount	Fair Value	Net Carrying Amount	Fair Value
	(Millions)
Long-term debt (including current maturities)	$1,424	$1,424	$1,361	$1,398
Equity swap agreement and foreign currency forward contracts:
Asset derivative contracts (a)	4	4	4	4

(a) All derivatives are categorized within Level 2 of the fair value hierarchy.
Asset and Liability Instruments — The fair value of cash and cash equivalents, short and long-term receivables, accounts payable, and short-term debt was considered to be the same as or was not determined to be materially different from the carrying amount.
Long-term Debt — The fair value of our public fixed rate senior notes is based on quoted market prices (level 1). The fair value of our private borrowings under our senior credit facility and other long-term debt instruments is based on the market value of debt with similar maturities, interest rates and risk characteristics (level 2). The fair value of our level 1 debt, as classified in the fair value hierarchy, was $713 million and $749 million at March 31, 2018 and December 31, 2017, respectively. We have classified $696 million and $634 million as level 2 in the fair value hierarchy at March 31, 2018 and December 31, 2017, respectively, since we utilize valuation inputs that are observable both directly and indirectly. We classified the remaining $15 million, consisting of foreign subsidiary debt, as level 3 in the fair value hierarchy at both March 31, 2018 and December 31, 2017.
The fair value hierarchy definition prioritizes the inputs used in measuring fair value into the following levels:

Level 1	—	Quoted prices in active markets for identical assets or liabilities.

Level 2	—	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

Level 3	—	Unobservable inputs based on our own assumptions.
Foreign Currency Forward Contracts — We use derivative financial instruments, principally foreign currency forward purchase and sales contracts with terms of less than one year, to hedge our exposure to changes in foreign currency exchange rates. Our primary exposure to changes in foreign currency rates results from intercompany loans made between affiliates to minimize the need for borrowings from third parties. Additionally, we enter into foreign currency forward purchase and sale contracts to mitigate our exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables. We manage counter-party credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements. We do not enter into derivative financial instruments for speculative purposes. The fair value of our foreign currency forward contracts is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. We record the change in fair value of these foreign currency forward contracts as part of currency gains (losses) within cost of sales in the consolidated statements of income. The fair value of foreign currency forward contracts are recorded in prepayments and other current assets or other

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

current liabilities in the consolidated balance sheet. The fair value of our foreign currency forward contracts was a net liability position of less than $1 million at both March 31, 2018 and at December 31, 2017.
The following table summarizes by major currency the notional amounts for foreign currency forward purchase and sale contracts as of March 31, 2018 (all of which mature in 2018):

		Notional Amount in Foreign Currency
		(Millions)
Canadian dollars	—Sell	(2)
European euro	—Sell	(7)
Chinese yuan	—Purchase	2
Polish Zloty	—Purchase	28
	—Sell	(3)
U.S. dollars	—Purchase	2
Cash-settled Share Swap Transactions — In the second quarter of 2017, we entered into an equity swap agreement with a financial institution. We selectively use cash-settled share swaps to reduce market risk associated with our deferred liabilities. These equity compensation liabilities increase as our stock price increases and decrease as our stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing us to fix a portion of the liabilities at a stated amount. As of March 31, 2018, we had hedged our deferred liability related to approximately 250,000 common share equivalents. The fair value of the equity swap agreement is recorded in other current assets in the consolidated balance sheet. The fair value of our equity swap agreement was a net asset position of $4 million at March 31, 2018.
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
We have two performance guarantee agreements in the U.K. between Tenneco Management (Europe) Limited (“TMEL”) and the two Walker Group Retirement Plans, the Walker Group Employee Benefit Plan and the Walker Group Executive Retirement Benefit Plan (the “Walker Plans”), whereby TMEL will guarantee the payment of all current and future pension contributions in the event of a payment default by the sponsoring or participating employers of the Walker Plans. The Walker Plans are comprised of employees from Tenneco Walker (U.K.) Limited and Futaba (U.K.) Limited, formerly our Futaba-Tenneco (U.K.) joint venture. Employer contributions are funded by Tenneco Walker (U.K.) Limited, as the sponsoring employer, and were also funded by Futaba (U.K.) Limited prior to its ceasing, on April 28, 2017, to be an entity in which Tenneco has an equity interest. The performance guarantee agreements are expected to remain in effect until all pension obligations for the Walker Plans’ sponsoring and participating employers have been satisfied. We did not record an additional liability for this performance guarantee since Tenneco Walker (U.K.) Limited, as the sponsoring employer of the Walker Plans, already recognizes 100 percent of the pension obligation calculated based on U.S. GAAP, for all of the Walker Plans’ participating employers on its balance sheet. As of March 31, 2018 and December 31, 2017, these plans were in an overfunded position and shown as a pension asset on our balance sheet. At March 31, 2018, all pension contributions under the Walker Plans were current for all of the Walker Plans’ sponsoring and participating employers.
We have issued guarantees through letters of credit in connection with some obligations of our affiliates. As of March 31, 2018, we have guaranteed $32 million in letters of credit to support some of our subsidiaries’ insurance arrangements, foreign employee benefit programs, environmental remediation activities and cash management and capital requirements.
Financial Instruments — In certain instances, several of our Chinese subsidiaries receive payment from customers through the receipt of financial instruments on the date the customer payments are due. Several of our Chinese subsidiaries also satisfy vendor payments through the delivery of financial instruments on the date the payments are due. Financial instruments issued to satisfy vendor payables and not redeemed totaled $9 million and $11 million at March 31, 2018 and December 31, 2017, respectively, and were classified as notes payable recorded in short-term debt. Financial instruments received from original equipment (OE) customers and not redeemed totaled $14 million and $10 million at March 31, 2018 and December 31, 2017, respectively. We classify financial instruments received from our customers as other current assets, recorded in prepayments and other, if issued by a financial institution of our customers or as customer notes and accounts, net if issued by

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

our customer. We classified $14 million and $10 million in other current assets at March 31, 2018 and December 31, 2017, respectively.
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
Restricted Cash — Some of our Chinese subsidiaries that issue their own financial instruments to pay vendors are required to maintain a cash balance if they exceed credit limits with the financial institution that guarantees the financial instruments. A restricted cash balance was required at those Chinese subsidiaries for $1 million and $2 million at March 31, 2018 and December 31, 2017, respectively.
One of our subsidiaries in Spain is required by law to maintain a cash deposit with a financial institution to guarantee the maximum estimated loss related to a tax audit until a settlement is reached. The cash deposit required was less than $1 million which has been classified as restricted cash on the Tenneco Inc. consolidated balance sheet at March 31, 2018.

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
On May 12, 2017, we completed a refinancing of our senior credit facility by entering into an amendment and restatement of that facility. The amended and restated credit agreement enhances financial flexibility by increasing the size and extending the term of its revolving credit facility and term loan facility, and by adding Tenneco Automotive Operating Company Inc. as a co-borrower under the revolver credit facility. The amended and restated credit agreement also adds foreign currency borrowing capability and permits the joinder of our foreign and domestic subsidiaries as borrowers under the revolving credit facility in the future. If any foreign subsidiary of Tenneco is added to the revolving credit facility as a borrower, the obligations of such foreign borrower will be secured by the assets of such foreign borrower, and also will be secured by the assets of, and guaranteed by, the domestic borrowers and domestic guarantors as well as certain foreign subsidiaries of Tenneco in the chain of ownership of such foreign borrower. The amended and restated credit facility, which will mature on May 12, 2022, consists of a $1,600 million revolving credit facility and a $385 million term loan A facility, which replaced our former $1,200 million revolving credit facility and $264 million term loan A facility, respectively. Net carrying amount for the balance outstanding under the term loan A facility including a $2 million debt issuance cost was $383 million as of March 31, 2018. Funds may be borrowed, repaid and re-borrowed under the revolving credit facility without premium or penalty (subject to any customary LIBOR breakage fees). The revolving credit facility is reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. Outstanding letters of credit reduce our availability to borrow revolving loans under the facility. We are required to make quarterly principal payments under the term loan A facility of $5 million through June 30, 2019, $7.5 million beginning September 30, 2019 through June 30, 2020, $10 million beginning September 30, 2020 through March 31, 2022 and a final payment of $260 million is due on May 12, 2022. We have excluded the required payments, within the next twelve months, under the term loan A facility totaling $20 million from current liabilities as of March 31, 2018, because we have the intent and ability to refinance the obligations on a long-term basis by using our revolving credit facility.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

The financial ratios required under the senior credit facility, and the actual ratios we achieved for the first quarter of 2018, are as follows:

	Quarter Ended
	March 31, 2018
	Required	Actual
Leverage Ratio (maximum)	3.50	2.09
Interest Coverage Ratio (minimum)	2.75	9.87
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
At March 31, 2018, of the $1,600 million available under the revolving credit facility, we had unused borrowing capacity of $1,289 million with $311 million in outstanding borrowings and no outstanding letters of credit. As of March 31, 2018, our outstanding debt also included (i) $385 million of a term loan which consisted of a $383 million net carrying amount including a $2 million debt issuance cost related to our Tranche A Term Facility which is subject to quarterly principal payments as described above through May 12, 2022, (ii) $225 million of notes which consisted of a $222 million net carrying amount including a $3 million debt issuance cost related to our 5 3/8 percent senior notes due December 15, 2024, (iii) $500 million of notes which consisted of a $493 million net carrying amount including a $7 million debt issuance cost related to our 5 percent senior notes due July 15, 2026, and (iv) $75 million of other debt.

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
We reported income tax expense of $25 million and $33 million in the three month periods ended March 31, 2018 and 2017, respectively. The tax expense recorded in the first quarter of 2017 included a net tax benefit of $1 million primarily relating to the first quarter 2017 adoption of Accounting Standard Update 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.
On December 22, 2017, the Tax Cuts and Jobs Act ("TCJA") was enacted into U.S. law, which, among other provisions, lowered the corporate income tax rate effective January 1, 2018 from 35% to 21%, and implemented significant changes with respect to U.S. tax treatment of earnings originating from outside the U.S. Many of the provisions of TCJA are subject to regulatory interpretation and U.S. state conforming enactment. There has been no change in the provisional tax expense recorded as of December 31, 2017. The Company will continue to refine its estimates throughout the measurement period provided for in SEC Staff Accounting Bulletin 118, or until its accounting is complete.
We believe it is reasonably possible that up to $8 million in unrecognized tax benefits related to the expiration of foreign statute of limitations and the conclusion of income tax examinations may be recognized within the next twelve months.

(5)	Accounts Receivable Securitization and Factoring Programs
We securitize or factor some of our accounts receivable on a limited recourse basis in the U.S. and Europe. As servicer under these accounts receivable securitization and factoring programs, we are responsible for performing all accounts receivable administration functions for these securitized and factored financial assets including collections and processing of customer invoice adjustments. In the U.S., we have an accounts receivable securitization program with three commercial banks comprised of a first priority facility and a second priority facility. We securitize original equipment and aftermarket receivables on a daily basis under the bank program. In April 2017, the U.S. program was amended and extended to April 30, 2019. The first priority facility provides financing of up to $155 million and the second priority facility, which is subordinated to the first priority facility, provides up to an additional $25 million of financing. Both facilities monetize accounts receivable generated in the U.S. that meet certain eligibility requirements and the second priority facility also monetizes certain accounts receivable generated in the U.S. that would otherwise be ineligible under the first priority securitization facility. The amount of

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

outstanding third-party investments in our securitized accounts receivable under the U.S. program was zero and $30 million, recorded in short-term debt, at March 31, 2018 and December 31, 2017, respectively.
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
On December 14, 2017, we entered into a new accounts receivable factoring program in the U.S. with a commercial bank. Under this program, we sell receivables from one of our U.S. OE customers at a rate that is favorable versus our senior credit facility. This arrangement is uncommitted and provides for cancellation by the commercial bank with no less than 30 days prior written notice. The amount of outstanding third-party investments in our accounts receivable sold under this program was $136 million and $107 million at March 31, 2018 and December 31, 2017, respectively.
We also factor receivables in our European operations with regional banks in Europe under various separate facilities. The commitments for these arrangements are generally for one year, but some may be cancelled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon notification. The amount of outstanding third-party investments in our accounts receivable sold under programs in Europe was $257 million and $218 million at March 31, 2018 and December 31, 2017, respectively. Certain programs in Europe have deferred purchase price arrangements with the banks. We received $34 million and $22 million cash to settle the deferred purchase price in the three month periods ended March 31, 2018 and March 31, 2017, respectively.
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
In our U.S. accounts receivable securitization program, we transfer a partial interest in a pool of receivables and the interest that we retain is subordinate to the transferred interest. Accordingly, we account for our U.S. securitization program as a secured borrowing. In our European programs, we transfer accounts receivables in their entirety to the acquiring entities and satisfy all of the conditions established under ASC Topic 860, “Transfers and Servicing,” to report the transfer of financial assets in their entirety as a sale. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under our U.S. and European factoring programs approximates the fair value of such receivables. We recognized $1 million interest expense in each of the three month periods ended March 31, 2018 and 2017, relating to our U.S. securitization program. In addition, we recognized a loss of $2 million and $1 million in the three month periods ended March 31, 2018 and 2017, respectively, on the sale of trade accounts receivable in our U.S. and European accounts receivable factoring programs, representing the discount from book values at which these receivables were sold to our banks. The discount rate varies based on funding costs incurred by our banks, which averaged approximately two percent during both the first three months of 2018 and 2017 for the European programs and three percent during the first three months of 2018 for the US program.

(6)	Restructuring and Other Charges
Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. For the full year 2017, we incurred $72 million in restructuring and related costs including asset write-downs of $3 million, primarily related to the planned closing of a Clean Air Belgian JIT plant in response to the end of production on a customer platform, closing an OE Clean Air manufacturing plant and downsizing Ride Performance operations in Australia, the accelerated move of our Beijing Ride Performance plant and other cost improvement initiatives, of which $41 million was recorded in cost of sales, $28 million in SG&A, and $3 million in depreciation and amortization expense. In the first quarter of 2018, we incurred $12 million in restructuring and related costs, primarily related to the accelerated move of our Beijing OE Ride Performance plant and other cost improvement initiatives, of which $9 million was recorded in cost of sales, $2 million in SG&A and $1 million in engineering expense. In the first quarter of 2017, we incurred $15 million in restructuring and related costs, including asset write-downs of $1 million, primarily related to closing a Clean Air Belgian JIT plant in response to the end of production on a customer platform and cost improvement initiatives in Europe, of which $11 million was recorded in cost of sales, $3 million in SG&A and $1 million in depreciation and amortization expense.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

Amounts related to activities that are part of our restructuring reserves are as follows:

	December 31, 2017 Restructuring Reserve	2018 Expenses	2018 Cash Payments	Impact of Exchange Rates	March 31, 2018 Restructuring Reserve
	(Millions)
Employee Severance, Termination Benefits and Other Related Costs	$25	12	(16)	—	$21
On June 29, 2017, we announced a restructuring initiative to close our Clean Air manufacturing plant in O'Sullivan Beach, Australia and downsize our Ride Performance plant in Clovelly Park, Australia when General Motors and Toyota ended vehicle production in the country, which occurred in October 2017. All such restructuring activities related to this initiative were substantially completed by the first quarter 2018. We recorded total charges related to this initiative of $21 million in 2017 including asset write-downs of $2 million. The charges included severance payments to employees, the cost of decommissioning equipment, a lease termination payment and other costs associated with this action. We continued the relocation of production out of our Ride Performance plant in Beijing, for which we incurred $6 million for restructuring and related costs in 2017 and $6 million in the first quarter of 2018.
Under the terms of our amended and restated senior credit agreement that took effect on May 12, 2017, we are allowed to exclude, at our discretion, (i) up to $35 million in 2017 and $25 million each year thereafter of cash restructuring charges and related expenses, with the ability to carry forward any amount not used in one year to the next following year, and (ii) up to $150 million in the aggregate of all costs, expenses, fees, fines, penalties, judgments, legal settlements and other amounts associated with any restructuring, litigation, claim, proceeding or investigation related to or undertaken by us or any of our subsidiaries, together with any related provision for taxes, incurred for any quarterly period ending after May 12, 2017 in the calculation of the financial covenant ratios required under our senior credit facility. As of March 31, 2018, we elected not to exclude any of the $210 million of allowable cash charges and related expenses recognized in 2017 and in the first quarter of 2018 for restructuring related costs and antitrust settlements against the $35 million annual limit for 2017, $25 million for 2018 and the $150 million aggregate limit available under the terms of the senior credit facility.

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
Environmental Matters
We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to current operations. We expense costs related to an existing condition caused by past operations that do not contribute to current or future revenue generation. As of March 31, 2018, we have the obligation to remediate or contribute towards the remediation of certain sites, including one Federal Superfund site. At March 31, 2018, our aggregated estimated share of environmental remediation costs for all these sites on a discounted basis was approximately $14 million, of which $2 million is recorded in other current liabilities and $12 million is recorded in deferred credits and other liabilities in our consolidated balance sheet. For those locations where the liability was discounted, the weighted average discount rate used was 2.3 percent. The undiscounted value of the estimated remediation costs was $17 million. Our expected payments of environmental remediation costs are estimated to be approximately $1 million in 2018, $1 million in each year beginning 2019 through 2022 and $12 million in aggregate thereafter.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

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
Tenneco and certain of its competitors are also currently defendants in civil putative class action litigation in the United States and Canada. More related lawsuits may be filed, including in other jurisdictions. Plaintiffs in these cases generally allege that defendants have engaged in anticompetitive conduct, in violation of federal and state laws, relating to the sale of automotive exhaust systems or components thereof. Plaintiffs seek to recover, on behalf of themselves and various purported classes of purchasers, injunctive relief, damages and attorneys’ fees. However, as explained above, because we received conditional leniency from the DOJ, our civil liability in U.S. follow on actions is limited to single damages and we will not be jointly and severally liable with the other defendants, provided that we have satisfied our obligations under the DOJ leniency agreement and approval is granted by the presiding court. Typically, exposure for follow-on actions in Canada is less than the exposure for U.S. follow-on actions.
Following the EC’s decision to administratively close its antitrust inquiry into exhaust systems in 2017, Tenneco’s receipt of conditional leniency from the DOJ in 2014 and discussions during the third quarter of 2017 following the appointment of a special settlement master in the civil putative class action cases pending against Tenneco and/or certain of its competitors in the U.S., Tenneco continues to vigorously defend itself and/or take actions to minimize its potential exposure to matters pertaining to the global antitrust investigation, including engaging in settlement discussions when it is in the best interests of the company and its stockholders. For example, in October 2017, Tenneco settled an administrative action brought by Brazil's competition authority for an amount that was not material. Additionally, in February 2018, Tenneco settled civil putative class action litigation in the United States brought by classes of direct purchasers, end-payors and auto dealers. No other classes of plaintiffs have brought claims against Tenneco in the United States. Based upon those earlier developments, including settlement discussions, Tenneco established a reserve of $132 million in its second quarter 2017 financial results for settlement costs that were probable, reasonably estimable, and expected to be necessary to resolve Tenneco’s antitrust matters globally, which primarily involves the resolution of civil suits and related claims. Of the $132 million reserve that was established, $45 million was paid in 2017 and $17 million was paid in April 2018, to resolve certain antitrust claims. The remaining reserve is recorded in other current liabilities. While Tenneco continues to cooperate with certain competition agencies investigating possible violations of antitrust laws relating to products supplied by Tenneco, and the company may be subject to other civil lawsuits and/or related claims, no amount of this reserve is attributable to matters with the DOJ or the EC, and no such amount is expected based on current information.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

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
While we vigorously defend ourselves against all of these legal proceedings, claims and investigations and take other actions to minimize our potential exposure, in future periods, we could be subject to cash costs or charges to earnings if any of these matters are resolved on unfavorable terms. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, including our assessment of the merits of the particular claim, except as described above under "Antitrust Investigations" and in this paragraph, we do not expect the legal proceedings, claims or investigations currently pending against us will have any material adverse impact on our consolidated financial position, results of operations or liquidity. With respect to the trade secret claim described above, we are in the process of evaluating the claim but, at this stage of the case and given the inherent uncertainly of litigation, we are unable to estimate whether a loss is reasonably possible. While we do not believe that this litigation will have a material adverse effect on our annual consolidated financial position, results of operations or liquidity, we cannot assure you that this will be the case.
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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

Below is a table that shows the activity in the warranty accrual accounts:

	Three Months Ended March 31,
	2018	2017
	(Millions)
Beginning Balance January 1,	$26	$20
Accruals related to product warranties	6	3
Reductions for payments made	(3)	(3)
Ending Balance March 31,	$29	$20

(8)	Earnings Per Share
Earnings per share of common stock outstanding were computed as follows:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
	(Millions Except Share and Per Share Amounts)
Basic earnings per share —
Net income attributable to Tenneco Inc.	$58	$59
Weighted Average shares of common stock outstanding	51,211,643	53,856,352
Earnings per share of common stock	$1.13	$1.10
Diluted earnings per share —
Net income attributable to Tenneco Inc.	$58	$59
Weighted Average shares of common stock outstanding	51,211,643	53,856,352
Effect of dilutive securities:
Restricted stock	216,351	145,999
Stock options	73,649	229,408
Weighted Average shares of common stock outstanding including dilutive securities	51,501,643	54,231,759
Earnings per share of common stock	$1.13	$1.09

Options to purchase 175 and 834 shares of common stock were outstanding as of March 31, 2018 and 2017, respectively, but not included in the computation of diluted earnings per share respectively, because the options were anti-dilutive.

(9)	Common Stock
Equity Plans — We have granted a variety of awards, including common stock, restricted stock, restricted stock units, performance share units, stock appreciation rights (“SARs”), and stock options to our directors, officers, and employees.
Accounting Methods — We recorded compensation expense (net of taxes) of less than $1 million in the three month period ended 2017 related to nonqualified stock options as part of our selling, general and administrative expense. This had no impact on basic or diluted earnings per share for the three month period ended March 31, 2017. There was no expense related to nonqualified stock options for the three months ended March 31, 2018.
Prior to 2018, for employees eligible to retire at grant date, we immediately expensed stock options and restricted stock. In 2018, we prospectively changed our vesting policy regarding retirement eligibility and now require a retirement eligible employee (or an employee who becomes retirement eligible) to provide at least one year of service from the grant date in order for the award to vest. If an employee becomes retirement eligible after the first year of vesting but before completion of the three-year term, we amortize the expense for stock options and restricted stock over a period starting at the grant date to the date an employee becomes retirement eligible.
As of March 31, 2018, there was no unrecognized compensation cost related to our stock option awards.
Compensation expense for restricted stock, restricted stock units, long-term performance units, performance share units and SARs (net of taxes) was $3 million and $6 million for the three month periods ended March 31, 2018 and 2017,

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

respectively, and was recorded in selling, general, and administrative expense in our condensed consolidated statements of income.
Cash received from stock option exercises for the three month periods ended March 31, 2018 and 2017 was less than $1 million and $6 million, respectively.
Stock options exercised in the first three months of 2018 and 2017 generated a tax benefit of less than $1 million and $2 million, respectively.
Stock Options — The following table reflects the status and activity for all options to purchase common stock for the period indicated:

	Three Months Ended March 31, 2018
	Shares Under Option	Weighted Avg. Exercise Prices	Weighted Avg. Remaining Life in Years	Aggregate Intrinsic Value
				(Millions)
Outstanding Stock Options
Outstanding, January 1, 2018	318,016	$43.60	2.6	$5
Exercised	(4,607)	26.78		—
Outstanding, March 31, 2018	313,409	$43.84	2.1	$4
There have been no stock options granted since 2015. The total fair value of shares vested from options that were granted prior to 2015 was $0 million and $2 million for the periods ended March 31, 2018 and 2017, respectively.
Restricted Stock — The following table reflects the status for all nonvested restricted shares for the period indicated:

	Three Months Ended March 31, 2018
	Shares	Weighted Avg. Grant Date Fair Value
Nonvested Restricted Shares
Nonvested balance at January 1, 2018	410,251	$49.95
Granted	17,440	55.05
Vested	(168,409)	47.08
Forfeited	(5,108)	48.68
Nonvested balance at March 31, 2018	254,174	$52.23
The fair value of restricted stock grants is usually equal to the average of the high and low trading price of our stock on the date of grant. As of March 31, 2018, approximately $7 million of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of approximately 1.5 years. The total fair value of restricted shares vested was $8 million and $13 million at March 31, 2018 and 2017, respectively.
Share Repurchase Program — In January 2015, our Board of Directors approved a share repurchase program, authorizing our company to repurchase up to $350 million of our outstanding common stock over a three year period. In October 2015, our Board of Directors expanded this share repurchase program, authorizing the repurchase of an additional $200 million of the Company's outstanding common stock.
In February 2017, our Board of Directors authorized the repurchase of up to $400 million of the Company's outstanding common stock over the next three years. This includes $112 million that remained authorized under earlier repurchase programs. The Company anticipates acquiring the shares through open market or privately negotiated transactions, which will be funded through cash from operations. The repurchase program does not obligate the Company to repurchase shares within any specific time or situations, and opportunities in higher priority areas could affect the cadence of this program. We did not repurchase any shares through this program in the three months ended March 31, 2018. Since we announced the share repurchase program in January 2015, we have repurchased 11.3 million shares for $607 million through March 31, 2018.
Treasury stock shares including repurchased shares were 14,592,888 shares at March 31, 2018 and December 31, 2017, respectively.
Dividends — On February 1, 2017, Tenneco announced the reinstatement of a quarterly dividend program under which we expect to pay quarterly dividends of $0.25 per share on our common stock, representing planned annual dividends of $1.00

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

per share. In March 2017, we paid an initial quarterly dividend of $0.25 per share, or $13 million. In March 2018, we paid a quarterly dividend of $0.25 per share, or $13 million. While we currently expect that comparable quarterly cash dividends will continue to be paid in the future, our dividend program and the payment of future cash dividends under the program are subject to continued capital availability, the judgment of our Board of Directors and our continued compliance with the provisions pertaining to the payment of dividends under our debt agreements.
Long-Term Performance Units, Performance Share Units, Restricted Stock Units and SARs — Long-term performance units, restricted stock units granted prior to 2018 and SARs are paid in cash and recognized as a liability based upon their fair value. Performance share units and restricted stock units granted in 2018 onward are settled in shares upon vesting and recognized in equity based on their fair value. As of March 31, 2018, $35 million of total unrecognized compensation costs is expected to be recognized over a weighted-average period of approximately 2.2 years.

(10)	Pension Plans, Postretirement and Other Employee Benefits
Net periodic pension costs and postretirement benefit costs consist of the following components:

	Three Months Ended March 31, 2018
	Pension				Postretirement
	2018		2017		2018	2017
	US	Foreign	US	Foreign	US	US
	(Millions)
Service cost — benefits earned during the period	$—	$3	$—	$2	$—	$—
Interest cost (a)	3	3	3	3	2	1
Expected return on plan assets (a)	(4)	(5)	(4)	(4)	—	—
Net amortization:
Actuarial loss (a)	1	2	1	2	1	1
Net pension and postretirement costs	$—	$3	$—	$3	$3	$2

(a) Recorded in other expense.

For the three months ended March 31, 2018, we made pension contributions of less than $1 million and $3 million for our domestic and foreign pension plans, respectively. Based on current actuarial estimates, we believe we will be required to contribute approximately $11 million for the remainder of 2018. Pension contributions beyond 2018 will be required, but those amounts will vary based upon many factors including, for example, the performance of our pension fund investments during 2018.
We made postretirement contributions of approximately $2 million during the first three months of 2018. Based on current actuarial estimates, we believe we will be required to contribute approximately $7 million for the remainder of 2018.
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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

Amounts recognized for pension and postretirement benefits in other comprehensive income for the three months ended March 31, 2018 and 2017 include the following components:

	Three Months Ended March 31, 2018
	2018			2017
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before- Tax Amount	Tax Benefit	Net-of-Tax Amount
	(Millions)
Defined benefit pension and postretirement plans:
Amortization of actuarial loss included in net periodic pension and postretirement cost	4	(1)	3	4	(1)	3
Settlement charge (a)	—	—	—	6	(2)	4
Other comprehensive income – pension benefits	$4	$(1)	$3	$10	$(3)	$7

(a) Recorded in other expense.

(11)	New Accounting Pronouncements
Adoption of New Accounting Standards
In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The new guidance improves the presentation of net periodic pension and postretirement benefit costs. We retrospectively adopted this standard in the first quarter of 2018. We recorded other pension and postretirement costs of $3 million in other expense for the three month period ended March 31, 2018. Prior to adoption, this amount would have been recorded in SG&A and cost of sales. Prior year amounts of $9 million have been reclassified from SG&A and cost of sales to other expense to conform to the current year presentation. Of the $9 million adjustment for the three month period ended March 31, 2017, $6 million was a non-cash charge related to a voluntary program to buy out active employees and retirees who had earned benefits in the U.S. pension plans.
In November 2016, the FASB issued Accounting Standard Update 2016-18, Statement of Cash Flows - Restricted Cash (Topic 230) to eliminate diversity in practice in the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. We retrospectively adopted this standard in the first quarter of 2018 with no material impact.
In October 2016, the FASB issued Accounting Standard Update 2016-16, Income Taxes - Intra Entity Transfers of Assets Other Than Inventory (Topic 740). The new standard changes the accounting for income taxes when a company transfers certain tangible and intangible assets, such as equipment or intellectual property, between entities in different tax jurisdictions. The new standard does not change the current accounting for the income taxes related to transfers of inventory. We adopted this standard on January 1, 2018 using the modified retrospective method. The cumulative effect of the adoption was recognized as a decrease to retained earnings (accumulated deficit) of $2 million.
In August 2016, the FASB issued Accounting Standard Update 2016-15, Statement of Cash Flows - Classification of certain cash receipts and cash payments (Topic 230). This Update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. Current GAAP either is unclear or does not include specific guidance on the eight cash flow classification issues included in the amendments in this update. The amendments are an improvement to GAAP because they provide guidance for each of the eight issues, thereby reducing the current and potential future diversity in practice described above. We retrospectively adopted this standard in the first quarter of 2018. We recorded $34 million as an investing activity in the statement of cash flows for the cash we received to settle the deferred purchase price of factored receivables for the three month period ended March 31, 2018. Prior to adoption, this amount would have been recorded as an operating activity in the statement of cash flows. The prior period amount of $22 million has been reclassified to conform to the current period presentation.
In May 2014, the FASB issued Accounting Standard Update 2014-09, Revenue from Contracts with Customers (Topic 606), an amendment on revenue recognition. The amendment in this update created Topic 606, Revenue from Contracts with Customers, and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendment

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

supersedes the cost guidance in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts, and created a new Subtopic 340-40, Other Assets and Deferred Costs-Contracts with Customers. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public business entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We adopted ASC Topic 606 on January 1, 2018, using the modified retrospective method. The cumulative effect of the adoption was recognized as an increase to retained earnings (accumulated deficit) of $1 million on January 1, 2018. Please refer to Note 14 in our notes to consolidated financial statements for further discussion of the adoption of this standard.
Accounting Standards Issued But Not Yet Adopted
In February 2018, the FASB issued Accounting Standard Update 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220). The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments allow for an election to eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this update also require certain disclosures about stranded tax effects. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We are currently evaluating the potential impact of this new guidance on the Company's consolidated financial statements.
In February 2016, the FASB issued Accounting Standard Update 2016-02, Leases (Topic 842). This update supersedes the lease requirements in Topic 840, Leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flow arising from a lease. For public business entities, the standard is effective for financial statements issued for annual periods beginning after December 15, 2018, and interim periods within those annual periods. We will adopt this amendment on January 1, 2019. We are currently evaluating the potential impact of this new guidance on our consolidated financial statements.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

(12)	Segment Information
In connection with the reportable segment changes announced on April 27, 2018, effective for the first quarter of 2018, the Company’s reportable segments for financial reporting purposes consist of the following three segments: Clean Air, Ride Performance and Aftermarket. The new reportable segments, which are also the Company's operating segments, align with how the Chief Operating Decision Maker allocates resources and assesses performance against the Company’s key growth strategies. Costs related to other business activities, primarily corporate headquarter functions, are disclosed separately from the three operating segments as "Other." We evaluate segment performance based primarily on earnings before interest expense, income taxes, and noncontrolling interests. Products are transferred between segments and geographic areas on a basis intended to reflect as nearly as possible the “market value” of the products. Prior period segment information has been retrospectively revised to reflect our new reporting segments. These changes also resulted in changes to the Company's reporting units. The Company allocated goodwill to its new reporting units using a relative fair value approach. In addition, the Company completed an assessment of any potential goodwill impairment for all reporting units immediately before and immediately after the reallocation and determined that no impairment existed.
The following table summarizes certain Tenneco Inc. segment information:

	Segments
	Clean Air	Ride Performance	Aftermarket	Total	Other	Reclass & Elims	Total

At March 31, 2018 and for the Three Months Ended March 31, 2018
Revenues from external customers	$1,756	$513	$305	$2,574	$—	$—	$2,574
Intersegment revenues	15	15	10	40	—	(40)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	119	8	35	162	(45)	—	117
Total assets	3,095	1,152	861	5,108	—	58	5,166
At March 31, 2017 and for the Three Months Ended March 31, 2017
Revenues from external customers	1,555	428	309	2,292	—	—	2,292
Intersegment revenues	25	15	11	51	—	(51)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	94	27	42	163	(42)	—	121
Total assets	2,809	1,013	785	4,607	—	35	4,642

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31, 2018
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$1,032	$1,542	$—	$—	$2,574
Affiliated companies	123	156	—	(279)	—
	1,155	1,698	—	(279)	2,574
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	1,008	1,469	—	(279)	2,198
Engineering, research, and development	18	23	—	—	41
Selling, general, and administrative	74	79	—	—	153
Depreciation and amortization of other intangibles	22	37	—	—	59
	1,122	1,608	—	(279)	2,451
Other income (expense)
Loss on sale of receivables	(2)	(1)	—	—	(3)
Other income (expense)	(12)	9	—	—	(3)
	(14)	8	—	—	(6)
Earnings (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	19	98	—	—	117
Interest expense —
External (net of interest capitalized)	8	2	10	—	20
Affiliated companies (net of interest income)	(3)	—	3	—	—
Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	14	96	(13)	—	97
Income tax (benefit) expense	1	24	—	—	25
Equity in net income (loss) from affiliated companies	45		71	(116)	—
Net income (loss)	58	72	58	(116)	72
Less: Net income attributable to noncontrolling interests	—	14	—	—	14
Net income (loss) attributable to Tenneco Inc.	$58	$58	$58	$(116)	$58
Comprehensive income (loss) attributable to Tenneco Inc.	$58	$58	$80	$(116)	$80

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31, 2017
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$1,018	$1,274	$—	$—	$2,292
Affiliated companies	144	182	—	(326)	—
	1,162	1,456	—	(326)	2,292
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	992	1,263	—	(326)	1,929
Engineering, research, and development	20	19	—	—	39
Selling, general, and administrative	68	73	—	—	141
Depreciation and amortization of other intangibles	21	31	—	—	52
	1,101	1,386	—	(326)	2,161
Other income (expense)
Loss on sale of receivables	—	(1)	—	—	(1)
Other income (expense)	(17)	8	—	—	(9)
	(17)	7	—	—	(10)
Earnings (loss) before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	44	77	—	—	121
Interest expense —
External (net of interest capitalized)	(1)	—	16	—	15
Affiliated companies (net of interest income)	(3)	1	2	—	—
Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	48	76	(18)	—	106
Income tax expense	8	25	—	—	33
Equity in net income (loss) from affiliated companies	27	—	77	(104)	—
Net income (loss)	67	51	59	(104)	73
Less: Net income attributable to noncontrolling interests	—	14	—	—	14
Net income (loss) attributable to Tenneco Inc.	$67	$37	$59	$(104)	$59
Comprehensive income (loss) attributable to Tenneco Inc.	$67	$37	$87	$(104)	$87

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

BALANCE SHEET

	March 31, 2018
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$5	$283	$—	$—	$288
Restricted cash		2	—	—	2
Receivables, net	465	1,648	—	(589)	1,524
Inventories	387	524	—	—	911
Prepayments and other	115	225	—	—	340
Total current assets	972	2,682	—	(589)	3,065
Other assets:
Investment in affiliated companies	1,417	—	1,346	(2,763)	—
Notes and advances receivable from affiliates	792	19,712	3,960	(24,464)	—
Long-term receivables, net	9	1	—	—	10
Goodwill	22	27	—	—	49
Intangibles, net	5	17	—	—	22
Deferred income taxes	162	44		—	206
Other	66	88	—	—	154
	2,473	19,889	5,306	(27,227)	441
Plant, property, and equipment, at cost	1,512	2,599	—	—	4,111
Less — Accumulated depreciation and amortization	(950)	(1,501)	—	—	(2,451)
	562	1,098	—	—	1,660
Total assets	$4,007	$23,669	$5,306	$(27,816)	$5,166
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)
Short-term debt — non-affiliated	$—	$49	$15	$—	$64
Short-term debt — affiliated	316	154	—	(470)	—
Accounts payable	713	1,310	—	(115)	1,908
Accrued taxes	7	36	—	—	43
Other	202	222	9	(4)	429
Total current liabilities	1,238	1,771	24	(589)	2,444
Long-term debt — non-affiliated	694	11	715	—	1,420
Long-term debt — affiliated	1,092	19,570	3,802	(24,464)	—
Deferred income taxes	—	12	—	—	12
Pension and postretirement benefits and other liabilities	290	125	—	—	415
Commitments and contingencies
Total liabilities	3,314	21,489	4,541	(25,053)	4,291
Redeemable noncontrolling interests	—	50	—	—	50
Tenneco Inc. shareholders’ equity	693	2,070	765	(2,763)	765
Noncontrolling interests	—	60	—	—	60
Total equity	693	2,130	765	(2,763)	825
Total liabilities, redeemable noncontrolling interests and equity	$4,007	$23,669	$5,306	$(27,816)	$5,166

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

BALANCE SHEET

	December 31, 2017
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$7	$308	$—	$—	$315
Restricted cash	—	3	—	—	3
Receivables, net	402	1,567	—	(648)	1,321
Inventories	383	486	—	—	869
Prepayments and other	99	192	—	—	291
Total current assets	891	2,556	—	(648)	2,799
Other assets:
Investment in affiliated companies	1,389	—	1,258	(2,647)	—
Notes and advances receivable from affiliates	791	19,119	3,967	(23,877)	—
Long-term receivables, net	8	1	—	—	9
Goodwill	22	27	—	—	49
Intangibles, net	5	17	—	—	22
Deferred income taxes	161	43	—	—	204
Other	66	78	—	—	144
	2,442	19,285	5,225	(26,524)	428
Plant, property, and equipment, at cost	1,478	2,530	—	—	4,008
Less — Accumulated depreciation and amortization	(934)	(1,459)	—	—	(2,393)
	544	1,071	—	—	1,615
Total assets	$3,877	$22,912	$5,225	$(27,172)	$4,842
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)
Short-term debt — non-affiliated	$—	$83	$—	$—	$83
Short-term debt — affiliated	408	148	—	(556)	—
Accounts payable	562	1,232	—	(89)	1,705
Accrued taxes	8	37	—	—	45
Other	203	221	12	(3)	433
Total current liabilities	1,181	1,721	12	(648)	2,266
Long-term debt — non-affiliated	632	12	714	—	1,358
Long-term debt — affiliated	1,093	18,981	3,803	(23,877)	—
Deferred income taxes	—	11	—	—	11
Pension and postretirement benefits and other liabilities	296	127	—	—	423
Commitments and contingencies
Total liabilities	3,202	20,852	4,529	(24,525)	4,058
Redeemable noncontrolling interests	—	42	—	—	42
Tenneco Inc. shareholders’ equity	675	1,972	696	(2,647)	696
Noncontrolling interests	—	46	—	—	46
Total equity	675	2,018	696	(2,647)	742
Total liabilities, redeemable noncontrolling interests and equity	$3,877	$22,912	$5,225	$(27,172)	$4,842

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2018
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$(27)	$32	$(5)		$—
Investing Activities
Proceeds from sale of assets	—	2	—	—	2
Cash payments for plant, property, and equipment	(38)	(46)	—	—	(84)
Cash payments for software related intangible assets	(2)	(3)	—	—	(5)
Proceeds from deferred purchase price of factored receivables	—	34	—	—	34
Net cash used by investing activities	(40)	(13)	—	—	(53)
Financing Activities
Issuance of common shares	—	—	(2)	—	(2)
Cash dividends	—	—	(13)	—	(13)
Retirement of long-term debt - net	(5)	(1)	—	—	(6)
Net increase in bank overdrafts	—	(4)	—	—	(4)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivables	97	(35)	15	—	77
Net decrease in short-term borrowings secured by accounts receivables	(30)	—	—	—	(30)
Intercompany dividend payments and net increase (decrease) in intercompany obligations	3	(7)	4		—
Net cash provided (used) by financing activities	65	(47)	4	—	22
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	3	—	—	3
Decrease in cash, cash equivalents and restricted cash	(2)	(25)	(1)	—	(28)
Cash, cash equivalents and restricted cash, January 1	7	311	—	—	318
Cash, cash equivalents and restricted cash, March 31 (Note)	$5	$286	$(1)	$—	$290

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2017
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$(41)	$24	$(14)	$—	$(31)
Investing Activities
Proceeds from sale of assets	2	1	—	—	3
Cash payments for plant, property, and equipment	(42)	(61)	—	—	(103)
Cash payments for software related intangible assets	(2)	(4)	—	—	(6)
Proceeds from deferred purchase price of factored receivables	—	22	—	—	22
Net cash used by investing activities	(42)	(42)	—	—	(84)
Financing Activities
Repurchase of common shares	—	—	(3)	—	(3)
Cash dividends	—	—	(13)	—	(13)
Retirement of long-term debt - net	—	—	(6)	—	(6)
Purchase of common stock under the share repurchase program	—	—	(16)	—	(16)
Net decrease in bank overdrafts	—	3	—	—	3
Net increase in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivables	—	20	97	—	117
Net increase in short-term borrowings secured by accounts receivable	—	—	20	—	20
Intercompany dividend payments and net increase (decrease) in intercompany obligations	80	(15)	(65)	—	—
Net cash provided (used) by financing activities	80	8	14	—	102
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	8	—	—	8
Increase (decrease) in cash, cash equivalents and restricted cash	(3)	(2)	—	—	(5)
Cash, cash equivalents and restricted cash, January 1	9	340	—	—	349
Cash, cash equivalents and restricted cash, March 31 (Note)	$6	$338	$—	$—	$344

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

(14)	Revenue
In May 2014, the FASB issued an amendment on revenue recognition. The amendment created Topic 606, Revenue from Contracts with Customers, and supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendment supersedes the cost guidance in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts, and created new Subtopic 340-40, Other Assets and Deferred Costs-Contracts with Customers. The core principle of ASC Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
We adopted ASC Topic 606 Revenue from Contracts with Customers and all the related amendments ("new revenue standard") on January 1, 2018, using the modified retrospective method. The cumulative effect of the adoption was recognized as an increase to retained earnings (accumulated deficit) of $1 million and the changes made to our consolidated January 1, 2018 opening balance sheet for the adoption of ASC Topic 606 were as follows:

	Balance at December 31, 2017	Adjustments Due to ASU 2014-09	Adjustments Due to ASU 2016-16 (a)	Balance at January 1, 2018
	(Millions)
Balance Sheet
Assets
Inventory	$869	$(5)	$—	$864
Prepayments and other (including contract assets)	291	6	—	297
Equity
Retained earnings (accumulated deficit)	(946)	1	(2)	(947)
(a) Cumulative effect of adopting Accounting Standard Update 2016-16, Income Taxes - Intra Entity Transfers of Assets Other Than Inventory (Topic 740). See note 11 for further information.
Revenue from contracts with customers
We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. While the majority of the contracts we enter into with original equipment (“OE”) and aftermarket customers are long-term supply arrangements, the performance obligations are established by the enforceable contract, which is generally considered to be the purchase order but in some cases could be the delivery release schedule. The purchase order, or related delivery release schedule, is of a duration less than one year. As such, the Company applies the practical expedient in ASC paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less, for which work has not yet been performed.
Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis.
Performance Obligations
The Company generates revenue through the design, manufacture, and sale of clean air and ride performance systems and products for light vehicle, commercial truck, off-highway and other applications. We recognize revenue for sales to our OE and aftermarket customers when transfer of control of the related good or service has occurred. Revenue from most of OE and aftermarket goods and services transferred to customers occurs at point in time. Contract terms with certain of our OE customers results in products and services being transferred over time due to the customized nature of some of our products together with contractual provisions in certain of our customer contracts that provide us with an enforceable right to payment for performance completed to date.
Under typical terms, we do not have the right to consideration until the time of shipment from our plants or distribution center or the time of delivery to our customers. The timing of revenue recognition from products transferred to customers over time may be slightly accelerated compared to our right to consideration at the time of shipment or delivery. We invoice the customer once transfer of control has occurred and we have a right to payment. Our typical payment terms vary based on the

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

customer and the type of goods and services in the contract. The period of time between invoicing and when payment is due is not significant. Amounts billed and due from our customers are classified as receivables on the balance sheet. As our standard payment terms are less than one year, we have elected the practical expedient under ASC paragraph 606-10-32-18 to not assess whether a contract has a significant financing component.
Original Equipment
In a typical arrangement with an OE customer, purchase orders are issued for pre-production activities, which consist of engineering, design and development, tooling, and prototypes for the manufacture and delivery of component parts. We have concluded that these activities are not in the scope of ASC Topic 606 and for that reason, the Company has not made any changes to how it accounts for reimbursable pre-production costs, currently accounted for as a cost reduction. Generally, in connection with the sale of exhaust systems to certain OE manufacturers, we purchase catalytic converters and diesel particulate filters or components thereof including precious metals (“substrates”) on behalf of our customers which are used in the assembled system. These substrates are included in our inventory and are “passed through” to the customer at our cost, plus a small margin. Since we take title to the substrate inventory and have responsibility for both the delivery and quality of the finished product including the substrates, the revenues and related expenses are recorded gross. Revenues recognized for substrate sales were $652 million and $547 million for the three month periods ended March 31, 2018 and 2017, respectively.
Due to the highly customized nature of certain finished components for our OE customers, revenue is recognized over time, consistent with the transfer of control of an asset with limited alternative use, and the Company having an enforceable right to payment for performance completed to date. We consider an input measure (e.g., costs incurred to date relative to total estimated costs at completion) as a fair measure of progress for the recognition of over time revenue associated with these customized parts. A cost measure best depicts the means of transfer of goods to the customer, which occurs as we incur costs to fulfill contracts. Total revenue recognized over time for such customized parts totaled $2 million for the three month period ended March 31, 2018.
Prices for our OE customer base are generally fixed on the purchase order and allocation of consideration between goods and services is rare as the highly customized parts are considered sold at their standalone selling price. If an occasion arose whereby a finished component was not deemed sold at its standalone selling price, consideration would be allocated among different performance obligations based on an estimate, most likely cost plus margin, of the standalone selling price of each distinct good or service in the contract.
Aftermarket
Our aftermarket customers take delivery of finished components, which are recognized as revenue at the time the customer takes possession, which is usually at the time of shipment. This determination is based on applicable shipping terms as well as the consideration of other indicators, including timing of when the Company has a present right to payment, when physical possession of products is transferred to customers, when the customer has the significant risks and rewards of ownership of the asset and any provisions in contracts regarding customer acceptance. While unit prices are generally fixed, for certain of our aftermarket customers, we provide for variable consideration, typically in the form of promotional incentives and returns at the time of sale. Expected values are based upon the contractual terms of the incentives and historical experience with returns. In most cases, we are able to derive the expected value of variable consideration at a level to conclude it is probable that a significant revenue reversal will not occur in future periods. In cases where the high threshold for recognition is not established, such amounts will be constrained and recognized when the uncertainty underlying the constraint is resolved.
Contract Balances
Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date on contracts with customers. The contract assets are transferred to the receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been met, and therefore, revenue has not been recognized.
The Company applies the practical expedient in ASC paragraph 606-10-50-14 and does not disclose information about the remaining performance obligations that have original expected durations of one year or less.
Disaggregation of revenue
In connection with the reportable segment changes announced on April 27, 2018, effective for the first quarter of 2018, the Company’s reportable segments for financial reporting purposes will consist of the following three segments:  Clean Air, Ride Performance and Aftermarket. The new reporting segments will be more closely aligned with key growth strategies. In the following table, revenue is disaggregated accordingly:

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

	Three Months Ended March 31, 2018
		Substrate	Value-add
	Total Revenues	Sales	Revenues
	(Millions)
Clean Air	$1,756	$652	$1,104
Ride Performance	513	—	513
Aftermarket	305	—	305
Total Tenneco Inc.	$2,574	$652	$1,922
Changes to policies related to revenue recognition under ASC Topic 606
The most significant change upon the adoption of ASC Topic 606 was the change in the pattern of revenue recognition for certain customized parts. Under ASC Topic 605, revenue was recognized for these customized parts when title and risk of loss passed to the customers under the terms of our arrangements with those customers, which was usually at the time of shipment from our plants or distribution centers. As a result of the adoption, the revenue from these contracts will now be recognized over time because the customized parts are considered to be assets with limited alternative use and the Company has an enforceable right to payment for work completed to date. The Company considers the costs incurred (input method) as a fair measure of progress for the over time recognition of revenue associated with these customized parts.
The following tables summarize the impacts of adopting ASC Topic 606 on the Company’s consolidated financial statements for the three month period ended March 31, 2018:

	For the three months ended March 31, 2018
	As Reported	Balances Without Adoption of ASC Topic 606	Effect of Change Higher/(Lower)
		(Millions)
Income Statement
Revenues
Net sales and operating revenues	$2,574	$2,576	$2

Cost and expenses
Cost of sales (exclusive of depreciation and amortization)	2,198	2,200	2

	March 31, 2018
	As Reported	Balances Without Adoption of ASC Topic 606	Effect of Change Higher/(Lower)
		(Millions)
Balance Sheet
Assets
Inventory	$911	$919	$(8)
Prepayments and other (including contract assets)	340	331	9

Equity
Retained earnings (accumulated deficit)	(902)	(903)	1

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

	For the three months ended March 31, 2018
	As Reported	Balances Without Adoption of ASC Topic 606	Effect of Change Higher/(Lower)
		(Millions)
Cash Flows
Operating Activities
Increase/(decrease) in inventories	$(34)	$(36)	$2
Increase/(decrease) in prepayments and other current assets	(45)	(43)	(2)

(15)	Subsequent Events
On April 10, 2018, Tenneco entered into a Membership Interest Purchase Agreement (the "Purchase Agreement") with Federal-Mogul LLC ("Federal-Mogul"), American Entertainment Properties Corp.("AEP"), and Icahn Enterprises L.P.("IEP"), pursuant to which Tenneco will acquire Federal-Mogul (the “Acquisition”).
Subject to the terms and conditions of the Purchase Agreement, Tenneco will (i) pay to AEP an aggregate amount in cash equal to $800 million (the “Cash Consideration”) and (ii) issue and deliver to AEP an aggregate of 29,444,846 shares (the “Stock Consideration”) of Tenneco's common stock, which shall be comprised of: (a) a number of shares of common stock (to be reclassified as Class A Voting Common Stock, par value $0.01, at the closing of the Acquisition (“Class A Common Stock”)) equal to 9.9% of the aggregate number of shares of Class A Common Stock issued and outstanding as of immediately following the closing of the Acquisition (such number of shares of Class A Common Stock, the “Class A Common Stock Amount”), and (b) a number of shares of a newly created Class B Non-Voting Common Stock, par value $0.01 (“Class B Common Stock”), equal to (1) the Stock Consideration, minus (2) the Class A Common Stock Amount.
Until the date that is ten business days prior to the anticipated closing date of the Acquisition, Tenneco may elect to conduct an offering of its common stock in order to raise funds to increase the Cash Consideration by selling up to 7,315,490 shares of common stock and decreasing the Stock Consideration by the same number of shares in accordance with the terms of the Purchase Agreement.
The completion of the Acquisition is subject to certain customary closing conditions and the Purchase Agreement contains customary representations, warranties and covenants by each party that are subject, in some cases, to specified exceptions and qualifications contained in the Purchase Agreement.
Following the closing of the Acquisition, Tenneco has agreed to use its reasonable best efforts to pursue the separation of the combined company’s powertrain technology business and its aftermarket & ride performance business into two separate, publicly traded companies in a spin-off transaction that is expected to be treated as a tax-free reorganization for U.S. federal income tax purposes (the "Spin-off" and, together with the Acquisition, the "Transaction").

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As you read the following review of our financial condition and results of operations, you should also read our condensed consolidated financial statements and related notes included in Item I of this quarterly report on Form 10-Q.
Executive Summary
We are one of the world's leading manufacturers of clean air and ride performance products and systems for light vehicle, commercial truck and off-highway applications. We serve both original equipment (OE) vehicle designers and manufacturers and the repair and replacement markets, or aftermarket, globally through leading brands, including Monroe®, Rancho®, Clevite® Elastomers, Axios™, Kinetic® and Fric-Rot™ ride performance products and Walker®, XNOx®, Fonos™, DynoMax® and Thrush® clean air products. We serve more than 80 different original equipment manufacturers and commercial truck and off-highway engine manufacturers, and our products are included on six of the top 10 car models produced for sale in Europe and nine of the top 10 light truck models produced for sale in North America for 2017. Our aftermarket customers are comprised of full-line and specialty warehouse distributors, retailers, jobbers, installer chains and car dealers. As of December 31, 2017, we operated 92 manufacturing facilities worldwide and employed approximately 32,000 people to service our customers' demands.
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
For the first quarter of 2018, light vehicle production was up 12 percent in South America and 10 percent in India and flat in Europe compared to the first quarter of 2017. Light vehicle production was down three percent in both North America and China when compared to the first quarter of 2017.
As announced on April 27, 2018, we made an organizational change in our reportable segments effective with the first quarter of 2018. We manage our business along our three segments (Clean Air, Ride Performance and Aftermarket). The new reporting segments align with how the Chief Operating Decision Maker allocates resources and assesses performance against the company’s key growth strategies. Costs related to other business activities, primarily corporate headquarter functions, are disclosed separately from the three operating segments as "Other." Prior period segment information has been revised to reflect our new reporting segments. In addition financial statements for the first quarter 2017 have also been retrospectively adjusted to reflect the effects of applying ASU 2017-07 Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Cost and Net Periodic Postretirement Benefit Cost adopted in Q1 2018.
Total revenues for the first quarter of 2018 were $2,574 million, up 12 percent from $2,292 million in the first quarter of 2017 on strong global light vehicle and commercial truck, off-highway and other vehicle revenues, driven by Clean Air and Ride Performance product lines. Excluding the impact of currency and substrate sales, revenue was up $77 million, or four percent, from $1,745 million to $1,822 million. The increase in revenues was driven primarily by stronger OE light vehicle volumes, higher commercial truck, off-highway and other vehicle revenues and new platforms, partially offset by lower Aftermarket revenues.
Cost of sales (exclusive of depreciation and amortization): Cost of sales for the first quarter of 2018 was $2,198 million, or 85.4 percent of sales, compared to $1,929 million, or 84.2 percent of sales in the first quarter of 2017. The following table lists the primary drivers behind the change in cost of sales ($ millions).

Quarter ended March 31, 2017	$1,929
Volume and mix	147
Material	(10)
Currency exchange rates	116
Restructuring	(3)
Other costs	19
Quarter ended March 31, 2018	$2,198

The increase in cost of sales was due to the year-over-year increase in volume, higher other costs, mainly manufacturing, and the impact of currency exchange rates, partially offset by lower net material costs and lower restructuring costs.

Gross margin: Revenue less cost of sales for the first quarter of 2018 was $376 million, or 14.6 percent, versus $363 million, or 15.8 percent, in the first quarter of 2017. The effect on gross margin resulting from year-over-year increase in volume, lower net material costs and restructuring costs as well as favorable currency impact was partially offset by higher other costs, mainly manufacturing.
Engineering, research and development: Engineering, research and development expense was $41 million and $39 million in the first quarters of 2018 and 2017, respectively.
Selling, general and administrative (SG&A): SG&A expense was up $12 million in the first quarter of 2018, at $153 million compared to $141 million in the first quarter of 2017, primarily driven by the $13 million of expenses related to the Acquisition (defined below).
Depreciation and amortization: Depreciation and amortization expense was $59 million in the first quarter of 2018, compared to $52 million in the first of quarter of 2017.
Earnings before interest expense, taxes and noncontrolling interests (“EBIT”) was $117 million for the first quarter of 2018, a decrease of $4 million when compared to $121 million in the first quarter of the prior year. Higher OE light vehicle volumes, increased commercial truck, off-highway and other vehicle revenues, new platforms and $13 million favorable currency were more than offset by lower aftermarket revenues, launch costs related to a major truck platform and carryover of 2017 steel economic impact in Ride Performance and continued investments in growth for new programs.
On April 10, 2018, we entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) by and among the Company, Federal-Mogul LLC (“Federal-Mogul”), American Entertainment Properties Corp. (“AEP”), and Icahn Enterprises L.P. (“IEP”), pursuant to which the Company will acquire Federal-Mogul (the “Acquisition”). Following the closing of the Acquisition, we agreed to use our reasonable best efforts to pursue the separation of the combined company’s powertrain technology business and its aftermarket & ride performance business into two separate, publicly traded companies in a spin-off transaction that is expected to be treated as a tax-free reorganization for U.S. federal income tax purposes (the “Spin-Off” and, together with the Acquisition, the “Transaction”). See note 15 to our condensed consolidated financial statements.
With the Acquisition expected to close in the second half of 2018 and the Spin-Off expected to occur in the second half of 2019, we anticipate incurring additional expenses related to the cost of both transactions. These are expected to be primarily SG&A costs, which Tenneco intends to separately identify in each reporting period.
Results from Operations
The tables below reflect our revenues for the first quarters of 2018 and 2017. We show the component of our OE revenue represented by substrate sales. While we generally have primary design, engineering and manufacturing responsibility for OE emission control systems, we do not manufacture substrates. Substrates are porous ceramic filters coated with a catalyst - typically, precious metals such as platinum, palladium and rhodium. These are supplied to us by Tier 2 suppliers generally as directed by our OE customers. We generally earn a small margin on these components of the system. As the need for more sophisticated emission control solutions increases to meet more stringent environmental regulations, and as we capture more diesel aftertreatment business, these substrate components have been increasing as a percentage of our revenue. While these substrates dilute our gross margin percentage, they are a necessary component of an emission control system.
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
Additionally, we present these reconciliations of revenues in order to reflect value-add revenues without the effect of changes in foreign currency rates. We have not reflected any currency impact in the 2017 table since this is the base period for measuring the effects of currency during 2018 on our operations. We believe investors find this information useful in understanding period-to-period comparisons in our revenues.

Net Sales and Operating Revenues for the Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31, 2018
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)

Clean Air	$1,756	$652	$1,104	$64	$1,040
Ride Performance	513	—	513	31	482
Aftermarket	305	—	305	5	300
Total Tenneco Inc.	$2,574	$652	$1,922	$100	$1,822

	Three Months Ended March 31, 2017
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)

Clean Air	$1,555	$547	$1,008	$—	$1,008
Ride Performance	428	—	428	—	428
Aftermarket	309	—	309	—	309
Total Tenneco Inc.	$2,292	$547	$1,745	$—	$1,745

	Three Months Ended March 31, 2018 Versus Three Months Ended March 31, 2017 Dollar and Percent Increase (Decrease)
	Revenues	Percent	Value-add Revenues excluding Currency	Percent
	(Millions Except Percent Amounts)

Clean Air	$201	13%	$32	3%
Ride Performance	85	20%	54	13%
Aftermarket	(4)	(1)%	(9)	(3)%
Total Tenneco Inc.	282	12%	77	4%

Light Vehicle Industry Production by Region for Three Months Ended March 31, 2018 and 2017 (According to IHS Automotive, April 2018)

	Three Months Ended March 31,
	2018	2017	Increase (Decrease)	% Increase (Decrease)
	(Number of Vehicles in Thousands)
North America	4,404	4,527	(123)	(3)%
Europe	5,856	5,861	(5)	—%
South America	824	738	86	12%
China	6,656	6,839	(183)	(3)%
India	1,245	1,137	108	10%
Clean Air revenue was up $201 million in the first quarter of 2018 compared to $1,555 million in the first quarter of 2017. Higher volumes drove a $110 million increase mainly due to higher OE light vehicle revenues, higher commercial truck, off-highway and other vehicle sales, as well as new platforms. Currency had $102 million favorable impact on Clean Air revenues.

In the Ride Performance segment, revenue was up $85 million in the first quarter of 2018 compared to $428 million in the first quarter of 2017. Higher volumes drove a $57 million increase mainly due to increased OE light vehicle and commercial truck, off-highway and other vehicle sales and new platforms. Currency had a $31 million favorable impact on Ride Performance revenues.

Aftermarket segment revenue was down $4 million compared to $309 million in the first quarter of 2017 due to lower volumes. Currency had a $5 million favorable impact on Aftermarket revenues.
Earnings before Interest Expense, Income Taxes and Noncontrolling Interests (“EBIT”) for the Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,		Change
	2018	2017
	(Millions)

Clean Air	$119	$94	$25
Ride Performance	8	27	(19)
Aftermarket	35	42	(7)
Other	(45)	(42)	(3)
Total Tenneco Inc.	$117	$121	$(4)
The EBIT results shown in the preceding table include the following items, certain of which are discussed below under “Restructuring and Other Charges,” which have an effect on the comparability of EBIT results between periods:

	Three Months Ended March 31,
	2018	2017
	(Millions)

Clean Air
Restructuring and related expenses	$1	$9
Ride Performance
Restructuring and related expenses	9	3
Warranty charge (1)	5	—
Aftermarket
Restructuring and related expenses	2	2
Other
Restructuring and related expenses	—	1
Pension charges / Stock vesting (2)	—	11
Acquisition costs (3)	13	—
Total Tenneco Inc.	$30	$26

(1) Charge related to warranty. Although Tenneco regularly incurs warranty costs, this specific charge is of an unusual nature in the period incurred.
(2) Charges related to pension derisking and the acceleration of restricted stock vesting in accordance with the long-term incentive plan.
(3) Costs related to pending Federal-Mogul acquisition.
EBIT for Clean Air division was $119 million in the first quarter of 2018 compared to $94 million in the first quarter a year ago driven by higher OE light vehicle revenues, higher commercial truck, off-highway and other vehicle sales, new platforms and lower restructuring and related expenses. Restructuring and related expenses of $1 million and $9 million were included in EBIT for the first quarters of 2018 and 2017, respectively. Currency had an $11 million favorable impact on EBIT of Clean Air division for the first quarter of 2018 when compared to last year.
Ride Performance's EBIT was $8 million in the first quarter of 2018 and $27 million in the first quarter of 2017. Higher OE light vehicle and commercial truck, off-highway and other vehicle sales and new platforms were more than offset by launch costs related to a major truck platform and carryover of 2017 steel economic impact, higher restructuring and related expenses as well as a $5 million warranty charge. Restructuring and related expenses of $9 million and $3 million were included in EBIT for the first quarters of 2018 and 2017, respectively. Currency had a $3 million favorable impact on EBIT of Ride Performance division for the first quarter of 2018 when compared to last year.

EBIT for Aftermarket decreased $7 million to $35 million in the first quarter of 2018 from $42 million in the first quarter of 2017 primarily due to lower volumes. Restructuring and related expenses of $2 million were included in EBIT for each of the first quarters of 2018 and 2017. Currency had a $1 million unfavorable impact on EBIT of Aftermarket division for the first quarter of 2018 when compared to last year.
EBIT as a Percentage of Revenue for the Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,
	2018	2017

Clean Air	7%	6%
Ride Performance	2%	6%
Aftermarket	11%	14%
Total Tenneco Inc.	5%	5%
In Clean Air division, EBIT as a percentage of revenues for the first quarter of 2018 was up one percentage point compared to last year's first quarter driven by higher OE light vehicle revenues, higher commercial truck, off-highway and other vehicle sales, new platforms and lower restructuring and related expenses.
In Ride Performance division, EBIT as a percentage of revenues for the first quarter of 2018 was down four percentage points compared to last year's first quarter. Higher OE light vehicle and commercial truck, off-highway and other vehicle sales and new platforms were more than offset by launch costs related to a major truck platform and carryover of 2017 steel economic impact, higher restructuring and related expenses as well as a $5 million warranty charge.
In Aftermarket division, EBIT as a percentage of revenues for the first quarter of 2018 was down three percentage points compared to last year's first quarter primarily due to lower volumes.
Interest Expense, Net of Interest Capitalized
We reported interest expense in the first quarter of 2018 of $20 million (substantially all in our U.S. operations) net of interest capitalized of $1 million, and $15 million (substantially all in our U.S. operations) net of interest capitalized of $2 million in the first quarter of 2017. The increase was primarily due to higher interest rates on our floating rate debt.
On March 31, 2018, we had $739 million in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed through July 2026, $225 million is fixed through December 2024, and the remainder is fixed through 2025. We also have $700 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” later in this Management’s Discussion and Analysis.
Income Taxes
We reported income tax expense of $25 million and income tax expense of $33 million in the three month periods ended March 31, 2018 and 2017, respectively. The tax expense recorded in the first quarter of 2017 included a net tax benefit of $1 million primarily relating first quarter 2017 adoption of Accounting Standard Update 2016-09, Compensation - Stock Compensation (Topic718): Improvements to Employee Share-Based Payment Accounting.
On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted into U.S. law, which, among other provisions, lowered the corporate income tax rate effective January 1, 2018 from 35% to 21%, and implemented significant changes with respect to U.S. tax treatment of earnings originating from outside the U.S. Many of the provisions of TJCA are subject to regulatory interpretation and U.S. state conforming enactment. There has been no change in the provisional tax expense recorded as of December 31, 2017. The Company will continue to refine its estimates throughout the measurement period provided for in SEC Staff Accounting Bulletin 118, or until its accounting is complete.
We believe it is reasonably possible that up to $8 million in unrecognized tax benefits related to the expiration of foreign statute of limitations and the conclusion of income tax examinations may be recognized within the next twelve months.

Restructuring and Other Charges
Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business. For the full year 2017, we incurred $72 million in restructuring and related costs including asset write-downs of $3 million, primarily related to the planned closing a Clean Air Belgian JIT plant in response to the end of production on a customer platform, closing an OE Clean Air manufacturing plant and downsizing Ride Performance operations in Australia, the accelerated move of our Beijing Ride Performance plant and other cost improvement initiatives, of which $41 million was recorded in cost of sales, $28 million in SG&A and $3 million in depreciation and amortization expense. In the first quarter of 2018, we incurred $12 million in restructuring and related costs, primarily related to the accelerated move of our Beijing OE Ride Performance plant and other cost improvement initiatives, of which $9 million was recorded in cost of sales, $2 million in SG&A and $1 million in engineering expense. In the first quarter of 2017, we incurred $15 million in restructuring and related costs including asset write-downs of $1 million, primarily related to the planned closing of our Clean Air JIT plant in Ghent, Belgium due to the scheduled end of production on a customer platform in 2020 and cost improvement initiatives in Europe, of which $11 million was recorded in cost of sales, $3 million in SG&A and $1 million in depreciation and amortization expense.
Amounts related to activities that are part of our restructuring reserves are as follows:

	December 31, 2017 Restructuring Reserve	2018 Expenses	2018 Cash Payments	Impact of Exchange Rates	March 31, 2018 Restructuring Reserve
	(Millions)
Employee Severance, Termination Benefits and Other Related Costs	$25	12	(16)	—	$21
On June 29, 2017, we announced a restructuring initiative to close our Clean Air manufacturing plant in O’Sullivan Beach, Australia and downsize our Ride Performance plant in Clovelly Park, Australia when General Motors and Toyota end vehicle production in the country, which occurred in October 2017. All such restructuring activities related to this initiative were substantially completed by the first quarter of 2018. We recorded total charges related to this initiative of $21 million in 2017 including asset write-downs of $2 million. The charges included severance payments to employees, the cost of decommissioning equipment, a lease termination payment and other costs associated with this action. We continued the relocation of production out of our Ride Performance plant in Beijing, for which we incurred $6 million of restructuring and related costs in 2017 and $6 million in the first quarter of 2018. In the first quarter of 2018, we incurred an additional $6 million in restructuring and related costs for cost improvement initiatives at various other operations around the world.
Under the terms of our amended and restated senior credit agreement that took effect on May 12, 2017, we are allowed to exclude, at our discretion, (i) up to $35 million in 2017 and $25 million each year thereafter of cash restructuring charges and related expenses, with the ability to carry forward any amount not used in one year to the next following year, and (ii) up to $150 million in the aggregate of all costs, expenses, fees, fines, penalties, judgments, legal settlements and other amounts associated with any restructuring, litigation, claim, proceeding or investigation related to or undertaken by us or any of our subsidiaries, together with any related provision for taxes, incurred in any period ending after May 12, 2017 in the calculation of the financial covenant ratios required under our senior credit facility. As of March 31, 2018, we elected not to exclude any of the $210 million of allowable cash charges and related expenses recognized in 2017 and the first quarter of 2018 for restructuring related costs and antitrust settlements and against the $35 million annual limit for 2017, $25 million for 2018 and the $150 million aggregate limit available under the terms of the senior credit facility.
Earnings Per Share
We reported net income attributable to Tenneco Inc. of $58 million or $1.13 per diluted common share for the first quarter of 2018. Included in the results for the first quarter of 2018 was negative impact related to our restructuring activities, warranty charge and acquisition costs. The total impact of these items decreased earnings per diluted share by $0.45. We reported net income attributable to Tenneco Inc. of $59 million or $1.09 per diluted common share for the first quarter of 2017. Included in the results for the first quarter of 2017 was positive impact from a net tax benefit which was more than offset by negative impacts from expenses related to our restructuring activities and charges related to pension derisking and the acceleration of restricted stock vesting. The total impact of these items decreased earnings per diluted share by $0.37.
Dividends on Common Stock
On February 1, 2017, Tenneco announced the reinstatement of a quarterly dividend program. We expect to pay a quarterly dividend of $0.25 per share on our common stock, representing a planned annual dividend of $1.00 per share. In the first quarter of 2018 and 2017, we paid a quarterly dividend of $0.25 per share, or $13 million for each quarter. While we currently expect that comparable quarterly cash dividends will continue to be paid in the future, our dividend program and the payment of future cash dividends under the program are subject to continued capital availability, the judgment of our Board of Directors and our continued compliance with the provisions pertaining to the payment of dividends under our debt agreements.
Cash Flows for the Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,
	2018	2017
	(Millions)
Cash provided (used) by:
Operating activities	$—	$(31)
Investing activities	(53)	(84)
Financing activities	22	102
Operating Activities
For the first quarter of 2018, cash from operating activities improved by $31 million compared to last year’s first quarter. The increase was mainly driven by working capital improvement. For the first quarter of 2018, cash used by working capital was $122 million versus $178 million of cash used for working capital in the first quarter of 2017. Receivables were a use of cash of $223 million in the first quarter of 2018 compared to a use of cash of $159 million in the prior year’s first quarter. Inventory represented a cash outflow of $34 million for the first quarter of 2018 and a cash outflow of $45 million during the first quarter of 2017. Accounts payable provided $189 million of cash for the quarter ended March 31, 2018 compared to $93 million of cash provided for the quarter ended March 31, 2017. Cash taxes were $25 million in the first quarter of 2018 compared to $15 million in the prior year's first quarter.
Investing Activities
Cash used for investing activities was $53 million in the first quarter of 2018 compared to cash used of $84 million in the same period a year ago. Cash payments for plant, property and equipment were $84 million in the first quarter of 2018 versus payments of $103 million in the first quarter of 2017. Cash payments for software-related intangible assets were $5 million and $6 million in the first quarters of 2018 and 2017, respectively. Proceeds from the deferred purchase price of factored receivables were a source of cash of $34 million in the first quarter of 2018 compared to a source of cash of $22 million in the first quarter of 2017.
Financing Activities
Cash flow from financing activities was an inflow of $22 million for the quarter ended March 31, 2018, compared to an inflow of $102 million for the quarter ended March 31, 2017. We repurchased no shares of our outstanding common stock during the first quarter of 2018 and 240,000 shares of our outstanding common stock for $16 million at an average price of $64.81 per share during the first quarter of 2017. Since announcing our share repurchase program in 2015, we have repurchased a total of approximately 11.3 million shares for $607 million, representing 19 percent of the shares outstanding at that time. In February 2017, the Board authorized the repurchase of up to $400 million of common stock over the next three years. This amount includes the remaining $112 million authorized under earlier repurchase programs. As of March 31, 2018, we had $231 million remaining on the share repurchase authorization. In the first quarter of 2018 and 2017, we paid a quarterly dividend of $0.25 per share, or $13 million in each quarter.
Borrowings under our revolving credit facility were $311 million at March 31, 2018 and $417 million at March 31, 2017. At March 31, 2018, there was no borrowing under the U.S. accounts receivable securitization program, whereas at March 31, 2017, there was $50 million.
Outlook
Second Quarter and Full Year 2018
In the second quarter, we expect constant currency total revenue growth of eight percent, outpacing five percent light vehicle industry production growth forecast. We expect organic growth to outpace industry production with higher light vehicle revenue, double-digit growth in commercial truck and off-highway revenue, and a stable contribution from the aftermarket segment.
For the full year, we reaffirmed our full year outlook, and expect five percent organic growth, outpacing industry production by three percentage points and full year margins roughly in line with 2017.
Acquisition of Federal-Mogul

Tenneco signed a definitive agreement on April 10, 2018, to acquire Federal-Mogul, a leading global supplier to original equipment manufacturers and the aftermarket. Following the closing of the Acquisition, the Company has agreed to use its reasonable best efforts to pursue the separation of the combined company’s powertrain technology business and its aftermarket & ride performance business into two separate, publicly traded companies in a spin-off transaction that is expected to be treated as a tax-free reorganization for U.S. federal income tax purposes (the "Spin-off" and, together with the Acquisition, the "Transaction").
The Federal-Mogul acquisition is expected to close in the second half of 2018, subject to regulatory and shareholder approvals and other customary closing conditions, with the separation expected to occur in the second half of 2019. The transaction is expected to be value accretive with run-rate earnings synergies of at least $200 million and one-time working capital synergies of at least $250 million within 24 months of closing.
Tenneco's revenue projections are based on the type of information set forth under "Outlook" in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" as set forth in Tenneco's Annual Report on Form 10-K for the year ended December 31, 2017. Please see that disclosure for further information. Additionally, revenue assumptions for the second quarter and full year 2018 are based on current and projected customer production schedules as well as aggregate industry production, which includes IHS Automotive April 2018 global light vehicle production forecasts, Power Systems Research (PSR) April 2018 forecast for global commercial truck and buses, PSR off-highway engine production in North America and Europe and Tenneco estimates. Unless otherwise indicated, our revenue estimate methodology does not attempt to forecast currency fluctuation, and accordingly reflects constant currency. Certain elements of the restructuring and related expenses, legal settlements and other unusual charges we incur from time to time cannot be forecasted accurately. In this respect, we are not able to forecast EBIT (and the related margins) on a forward-looking basis without unreasonable efforts on account of these factors and the difficulty in predicting GAAP revenues (for purposes of a margin calculation) due to variability in production rates and volatility of precious metal pricing in the substrates that we pass through to our customers. See “Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995” and Item 1A, “Risk Factors.”
Membership Interest Purchase Agreement; Transaction with Federal‑Mogul
See note 15 to our condensed consolidated financial statements for a discussion of our pending Acquisition of Federal-Mogul and the related Spin-Off as well as Item 1A - Risk Factors - Risks Relating to the Transaction.

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
Revenue Recognition
We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which we adopted on January 1, 2018, using the modified retrospective method. Please refer to Note 14 in our notes to condensed consolidated financial statements for further discussion of the adoption of this standard.
Revenue is recognized for our original equipment and aftermarket customers when performance obligations under the terms of a contract are satisfied, which generally occurs with the transfer of control of our products. For most of our products, transfer of control occurs upon shipment or delivery, however, a limited number of our customer arrangements for our highly customized products with no alternative use provide us with the right to payment during the production process. As a result, for these limited arrangements, under the new revenue standard, revenue is recognized as goods are produced and control transfers to the customer. The company recorded a transition adjustment as of January 1, 2018, which increased retained earnings (accumulative deficit) by $1 million related to these arrangements.
Generally, in connection with the sale of exhaust systems to certain original equipment manufacturers, we purchase catalytic converters and diesel particulate filters or components thereof including precious metals (“substrates”) on behalf of our customers which are used in the assembled system. These substrates are included in our inventory and “passed through” to the customer at our cost, plus a small margin, since we take title to the inventory and are responsible for both the delivery and quality of the finished product. Revenues recognized for substrate sales were $652 million and $547 million for the first three months of 2018 and 2017, respectively. For our aftermarket customers, we provide for promotional incentives and returns at the time of sale. Estimates are based upon the terms of the incentives and historical experience with returns. Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis. Shipping and handling costs billed to customers are included in revenues and the related costs are included in cost of sales in our condensed consolidated statements of income.
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
Pre-production Design and Development and Tooling Assets
We expense pre-production design and development costs as incurred unless we have a contractual guarantee for reimbursement from the original equipment customer. Unbilled pre-production design and development costs recorded in prepayments and other and long-term receivables totaled $30 million and $25 million at March 31, 2018 and December 31, 2017. In addition, plant, property and equipment included $76 million and $72 million at March 31, 2018 and December 31, 2017, respectively, for original equipment tools and dies that we own, and prepayments and other included $136 million and $117 million at March 31, 2018 and December 31, 2017, respectively, for in-process tools and dies that we are building for our original equipment customers.
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

Our approach to establishing the discount rate assumption for both our domestic and foreign plans is generally based on the yield on high-quality corporate fixed-income investments. At the end of each year, the discount rate is determined using the results of bond yield curve models based on a portfolio of high quality bonds matching the notional cash inflows with the expected benefit payments for each significant benefit plan. Based on this approach, we lowered the weighted average discount rate for all our pension plans to 3.0 percent for 2018 from 3.3 percent for 2017. The discount rate for postretirement benefits was lowered to 3.8 percent for 2018 from 4.2 percent for 2017.
Our approach to determining expected return on plan asset assumptions evaluates both historical returns as well as estimates of future returns, and is adjusted for any expected changes in the long-term outlook for the equity and fixed income markets. As a result, our estimate of the weighted average long-term rate of return on plan assets for all of our pension plans was lowered to 5.5 percent for 2018 from 6.1 percent for 2017.
Our pension plans generally do not require employee contributions. Our policy is to fund our pension plans in accordance with applicable U.S. and foreign government regulations and to make additional payments as funds are available to achieve full funding of the accumulated benefit obligation. As of March 31, 2018, all legal funding requirements have been met.
New Accounting Pronouncements
Note 11 in our notes to condensed consolidated financial statements located in Part I Item 1 of this Form 10-Q is incorporated herein for reference.

Liquidity and Capital Resources
Capitalization

	March 31, 2018	December 31, 2017	% Change
	(Millions)
Short-term debt and maturities classified as current	$64	$83	(23)%
Long-term debt	1,420	1,358	5
Total debt	1,484	1,441	3
Total redeemable noncontrolling interests	50	42	19
Total noncontrolling interests	60	46	30
Tenneco Inc. shareholders’ equity	765	696	10
Total equity	825	742	11
Total capitalization	$2,359	$2,225	6%
General. Short-term debt, which includes maturities classified as current, borrowings by foreign subsidiaries, and borrowings under our U.S. accounts receivable securitization program, were $64 million and $83 million as of March 31, 2018 and December 31, 2017, respectively. Borrowings under our revolving credit facilities, which are classified as long-term debt, were $311 million and $244 million at March 31, 2018 and December 31, 2017, respectively.
The 2018 year-to-date increase in Tenneco Inc. shareholders' equity primarily resulted from net income attributable to Tenneco Inc. of $58 million, a $3 million increase related to pension and postretirement benefits, a $19 million increase caused by the impact of changes in foreign exchange rates on the translation of financial statements of our foreign subsidiaries into U.S. dollars, and a $3 million increase in premium on common stock and other capital surplus relating to common stock issued pursuant to benefit plans, partially offset by a $13 million decrease related to cash dividends declared.
Overview. Our financing arrangements are primarily provided by a committed senior secured financing arrangement with a syndicate of banks and other financial institutions. The arrangement is secured by substantially all our domestic assets and pledges of up to 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries.
On May 12, 2017, we completed a refinancing of our senior credit facility by entering into an amendment and restatement of that facility. The amended and restated credit agreement enhances financial flexibility by increasing the size and extending the term of its revolving credit facility and term loan facility, and by adding Tenneco Automotive Operating Company Inc. as a co-borrower under the revolver credit facility. The amended and restated credit agreement also adds foreign currency borrowing capability and permits the joinder of our foreign and domestic subsidiaries as borrowers under the revolving credit facility in the future. If any foreign subsidiary of Tenneco is added to the revolving credit facility as a borrower, the obligations of such foreign borrower will be secured by the assets of such foreign borrower, and also will be secured by the assets of, and guaranteed by, the domestic borrowers and domestic guarantors as well as certain foreign subsidiaries of Tenneco in the chain of ownership of such foreign borrower. The amended and restated credit facility, which will mature on May 12, 2022, consists of a $1,600 million revolving credit facility and a $385 million term loan A facility, which replaced our former $1,200 million revolving credit facility and $264 million term loan A facility, respectively. The net carrying amount for the balance outstanding under the term loan A facility including a $2 million debt issuance cost was $383 million as of March 31, 2018. Funds may be borrowed, repaid and re-borrowed under the revolving credit facility without premium or penalty (subject to any customary LIBOR breakage fees). The revolving credit facility is reflected as debt on our balance sheet only if we borrow money under this facility or if we use the facility to make payments for letters of credit. Outstanding letters of credit reduce our availability to borrow revolving loans under the facility. We are required to make quarterly principal payments under the term loan A facility of $5 million through June 30, 2019, $7.5 million beginning September 30, 2019 through June 30, 2020, $10 million beginning September 30, 2020 through March 31, 2022 and a final payment of $260 million is due on May 12, 2022. We have excluded the required payments, within the next twelve months, under the term loan A facility totaling $20 million from current liabilities as of March 31, 2018, because we have the intent and ability to refinance the obligations on a long-term basis by using our revolving credit facility.
At March 31, 2018, of the $1,600 million available under the revolving credit facility, we had unused borrowing capacity of $1,289 million with $311 million in outstanding borrowings and no outstanding letters of credit. As of March 31, 2018, our outstanding debt also included (i) $385 million of a term loan which consisted of a $383 million net carrying amount including a $2 million debt issuance cost related to our term loan A facility which is subject to quarterly principal payments as described above through May 12, 2022, (ii) $225 million of notes which consisted of a $222 million net carrying amount including a $3 million debt issuance cost related to our 5 3/8 percent senior notes due December 15, 2024, (iii) $500 million of notes which consisted of a $493 million net carrying amount including a $7 million debt issuance cost related to our 5 percent senior notes due July 15, 2026 , and (iv) $75 million of other debt.
In connection with the execution of the Purchase Agreement, we entered into a debt commitment letter, pursuant to which JPMorgan Chase Bank, N.A. and Barclays Bank PLC have committed to provide an aggregate amount of $4.9 billion of debt financing, consisting of a $1.0 billion Term Loan A, a $2.4 billion Term Loan B and a $1.5 billion revolving credit facility, which will finance the Cash Consideration portion of the purchase price and replace the Company’s existing senior credit facilities and certain senior facilities at Federal-Mogul. The Term Loan A and revolving credit facility will mature on the fifth anniversary of closing, and the Term Loan B will mature on the seventh anniversary of closing. The new credit facilities will be secured on a senior basis by substantially all assets of the Company on a pari passu basis with Federal-Mogul’s existing secured notes, and will be guaranteed by certain material domestic subsidiaries. The commitment to provide financing is subject to specified limited conditions.
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
Senior Credit Facility — Other Terms and Conditions. Our senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated net leverage ratio (consolidated indebtedness plus, without duplication, the domestic receivable program amount, net of unrestricted cash and cash equivalents up to $250 million, divided by consolidated EBITDA, each as defined in the senior credit facility agreement), and consolidated interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined in the senior credit facility agreement) at the end of each period indicated. Failure to maintain these ratios will result in a default under our senior credit facility. The financial ratios required under the senior credit facility and the actual ratios we achieved for the first quarter of 2018, are as follows:

	Quarter Ended
	March 31, 2018
	Required	Actual
Leverage Ratio (maximum)	3.50	2.09
Interest Coverage Ratio (minimum)	2.75	9.87
The senior credit facility includes a maximum leverage ratio covenant of 3.50 and a minimum interest coverage ratio of 2.75, in each case through May 12, 2022. The amended and restated senior credit facility provides us with the flexibility not to exclude certain otherwise excludable charges incurred in any relevant period from the calculation of the leverage and interest coverage ratios for such period. As of March 31, 2018, we elected not to exclude a total of $200 million of excludable charges. Had these charges been excluded, the leverage ratio and the interest ratio would have been 1.60 and 12.87, respectively, as of March 31, 2018.
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
As of March 31, 2018, we were in compliance with all the financial covenants and operational restrictions of the senior credit facility. Our senior credit facility does not contain any terms that could accelerate payment of the facility or affect pricing under the facility as a result of a credit rating agency downgrade.
Senior Notes. As of March 31, 2018, our outstanding senior notes included $225 million of 5 3/8 percent senior notes due December 15, 2024 which consisted of $222 million net carrying amount including a $3 million debt issuance cost and $500 million of 5 percent senior notes due July 15, 2026 which consisted of $493 million net carrying amount including a $7 million debt issuance cost. Under the indentures governing the remaining notes, we are permitted to redeem some or all of the remaining senior notes at specified prices that decline to par over a specified period, (a) on or after July 15, 2021, in case of the senior notes due 2026, and (b) on or after December 15, 2019, in the case of the senior notes due 2024. In addition, the notes may also be redeemed in whole or in part at a redemption price generally equal to 100 percent of the principal amount thereof plus a premium based on the present values of the remaining payments due to the note holders. Further, the indentures governing the notes also permit us to redeem up to 35 percent of the senior notes with the proceeds of certain equity offerings, on or before July 15, 2019 at a redemption price equal to 105 percent, in case of the senior notes due 2026. If we sell certain of our assets or experience specified kinds of changes in control, we must offer to repurchase the notes due 2026 and 2024 at 101 percent of the principal amount thereof plus accrued and unpaid interest.
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

(v) asset sales and (vi) mergers and consolidations. Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee our senior notes on a joint and several basis. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us. As of March 31, 2018, we were in compliance with the covenants and restrictions of these indentures.
Accounts Receivable Securitization and Factoring Programs. We securitize or factor some of our accounts receivable on a limited recourse basis in the U.S. and Europe. As servicer under these accounts receivable securitization and factoring programs, we are responsible for performing all accounts receivable administration functions for these securitized and factored financial assets including collections and processing of customer invoice adjustments. In the U.S., we have an accounts receivable securitization program with three commercial banks comprised of a first priority facility and a second priority facility. We securitize original equipment and aftermarket receivables on a daily basis under the bank program. In April 2017, the U.S. program was amended and extended to April 30, 2019. The first priority facility provides financing of up to $155 million and the second priority facility, which is subordinated to the first priority facility, provides up to an additional $25 million of financing. Both facilities monetize accounts receivable generated in the U.S. that meet certain eligibility requirements, and the second priority facility also monetizes certain accounts receivable generated in the U.S. that would otherwise be ineligible under the first priority securitization facility. The amount of outstanding third-party investments in our securitized accounts receivable under the U.S. program was zero and $30 million, recorded in short-term debt, at March 31, 2018 and December 31, 2017, respectively.
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
On December 14, 2017, we entered into a new accounts receivable factoring program in the U.S. with a commercial bank. Under this program, we sell receivables from one of our U.S. OE customers at a rate that is favorable versus our senior credit facility. This arrangement is uncommitted and provides for cancellation by the commercial bank with no less than 30 days prior written notice. The amount of outstanding third-party investments in our accounts receivable sold under this program was $136 million at March 31, 2018.
We also factor receivables in our European operations with regional banks in Europe under various separate facilities. The commitments for these arrangements are generally for one year, but some may be cancelled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon notification. The amount of outstanding third-party investments in our accounts receivable sold under programs in Europe was $257 million and $218 million at March 31, 2018 and December 31, 2017, respectively. Certain programs in Europe have deferred purchase price arrangements with the banks. We received $34 million and $22 million cash to settle the deferred purchase price in the three month periods ended March 31, 2018 and March 31, 2017, respectively.
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
In our U.S. accounts receivable securitization program, we transfer a partial interest in a pool of receivables and the interest that we retain is subordinate to the transferred interest. Accordingly, we account for our U.S. securitization program as a secured borrowing. In our European programs, we transfer accounts receivables in their entirety to the acquiring entities and satisfy all of the conditions established under ASC Topic 860, “Transfers and Servicing,” to report the transfer of financial assets in their entirety as a sale. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under our U.S. and European factoring programs approximates the fair value of such receivables. We recognized $1 million interest expense in each of the three month periods ended March 31, 2018 and 2017, relating to our U.S. securitization program. In addition, we recognized a loss of $2 million and $1 million in the three month periods ended March 31, 2018 and 2017, respectively, on the sale of trade accounts receivable in our U.S. and European accounts receivable factoring programs, representing the discount from book values at which these receivables were sold to our banks. The discount rate varies based on funding costs incurred by our banks, which averaged approximately two percent during both the first three months of 2018 and 2017 for the European programs and 3 percent during the first three months of 2018 for the US program.
Financial Instruments. In certain instances, several of our Chinese subsidiaries receive payment from customers through the receipt of financial instruments on the date the customer payments are due. Several of our Chinese subsidiaries also satisfy vendor payments through the delivery of financial instruments on the date the payments are due. Financial instruments issued to satisfy vendor payables and not redeemed totaled $9 million and $11 million at March 31, 2018 and December 31, 2017, respectively, and were classified as notes payable recorded in short-term debt. Financial instruments received from OE customers and not redeemed totaled $14 million and $10 million at March 31, 2018 and December 31, 2017, respectively. We classify financial instruments received from our customers as other current assets, recorded in prepayments and other, if issued by a financial institution of our customers or as customer notes and accounts, net if issued by our customer. We classified $14 million and $10 million in other current assets at March 31, 2018 and December 31, 2017, respectively.
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
In managing our foreign currency exposures, we identify and then hedge exposures by creating offsetting intercompany exposures or through third-party derivative contracts. The fair value of our foreign currency forward contracts was a net liability position of less than $1 million at March 31, 2018 and is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. The following table summarizes by major currency the notional amounts for our foreign currency forward purchase and sale contracts as of March 31, 2018. All contracts in the following table mature in 2018.

		March 31, 2018
		Notional Amount in Foreign Currency
		(Millions)
Canadian dollars	—Sell	(2)
European euro	—Sell	(7)
Chinese yuan	—Purchase	2
Polish Zloty	—Purchase	28
	—Sell	(3)
U.S. dollars	—Purchase	2
Interest Rate Risk
Our financial instruments that are sensitive to market risk for changes in interest rates are primarily our debt securities. We use our revolving credit facility to finance our short-term and long-term capital requirements. We pay a current market rate of interest on these borrowings. Our long-term capital requirements have been financed with long-term debt with original maturity dates ranging from five to ten years. On March 31, 2018, we had $739 million in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed through July 2026, $225 million is fixed through December 2024, and the remainder is fixed through 2025. We also have $700 million in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” earlier in this Management’s Discussion and Analysis.
We estimate that the fair value of our long-term debt at March 31, 2018 was about 99 percent of its book value. A one percentage point increase or decrease in interest rates related to our variable interest rate debt would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $8 million.
Equity Prices
We also utilize an equity swap arrangement to offset changes in liabilities related to the equity market risks of our arrangements for deferred compensation and restricted stock unit awards. Gain or losses from changes in fair value of these equity swaps are generally offset by the losses or gains on the related liabilities. In the second quarter of 2017, we entered into an equity swap agreement with a financial institution. We selectively use cash-settled share swaps to reduce market risk associated with our deferred liabilities. These equity compensation liabilities increase as our stock price increases and decrease as our stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing us to fix a portion of the liabilities at a stated amount. As of March 31, 2018, we had hedged deferred liability related to approximately 250,000 common share equivalents.

Environmental Matters, Legal Proceedings and Product Warranties
Note 7 in our notes to condensed consolidated financial statements located in Part I Item 1 of this Form 10-Q is incorporated herein by reference.
Tenneco 401(K) Retirement Savings Plan
Effective January 1, 2012, the Tenneco Employee Stock Ownership Plan for Hourly Employees and the Tenneco Employee Stock Ownership Plan for Salaried Employees were merged into one plan called the Tenneco 401(k) Retirement Savings Plan (the “Retirement Savings Plan”). Under the plan, subject to limitations in the Internal Revenue Code, participants may elect to defer up to 75 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We match 100 percent of an employee's contributions up to three percent of the employee's salary and 50 percent of an employee's contributions that are between three percent and five percent of the employee's salary. In connection with freezing the defined benefit pension plans for nearly all U.S. based salaried and non-union hourly employees effective December 31, 2006, and the related replacement of those defined benefit plans with defined contribution plans, we are making additional contributions to the Retirement Savings Plan. We recorded expense for these contributions of approximately $8 million and $6 million for the three month periods ended March 31, 2018 and 2017, respectively. Matching contributions vest immediately. Defined benefit replacement contributions fully vest on the employee’s third anniversary of employment.
Other Financial Information
The interim financial information included in this Quarterly Report on Form 10-Q for the periods ended
March 31, 2018 and 2017 has not been audited by PricewaterhouseCoopers LLP (“PwC”). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Readers should restrict reliance on PwC’s reports on such information accordingly. PwC is not subject to the liability provisions of

Section 11 of the Securities Act of 1933 for its reports on interim financial information, because such reports do not constitute “reports” or “parts” of registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information regarding our exposure to interest rate risk and foreign currency exchange rate risk, see the caption entitled “Derivative Financial Instruments” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated herein by reference.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the quarter covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness in our internal control over financial reporting previously identified and described more fully under Item 9A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, the Company’s disclosure controls and procedures were not effective as of March 31, 2018 to ensure that information required to be disclosed by our Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.
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
As previously identified and described more fully under Item 9A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, the Company identified deficiencies that, when aggregated together, resulted in a material weakness in the Company’s internal control over financial reporting in China. Specifically, the Company did not have people with appropriate authority and experience in key positions in China to ensure adherence to Company policies and US GAAP. Additionally, we did not have adequate international oversight to prevent the intentional mischaracterization of the nature of accounting transactions related to payments received from suppliers by certain purchasing and accounting personnel at the Company’s China subsidiaries. The material weakness continued to exist as of the end of the period covered by this Quarterly Report.
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
Under the oversight of the Audit Committee and as part of our commitment to strengthening our internal control over financial reporting, we have implemented a number of actions since this material weakness was identified, including (i) strengthening the China accounting staff with personnel who have significant experience in U.S. and international financial reporting; (ii) additional training for China accounting and purchasing personnel; (iii) augmenting oversight with qualified personnel in the U.S. and Europe. The actions taken have not yet been fully evidenced; therefore, we concluded that this material weakness continued to exist as of March 31, 2018.
We will continue to monitor the effectiveness of these and other processes, procedures and controls and make any further changes management determines appropriate.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
Note 7 in our notes to condensed consolidated financial statements located in Part I Item 1 of this Form 10-Q is incorporated herein by reference.
ITEM 1A.RISK FACTORS
We are exposed to certain risks and uncertainties that could have a material adverse impact on our business, financial condition and operating results. On April 10, 2018, we entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”), pursuant to which we will acquire (the “Acquisition”) Federal-Mogul. Subject to the terms and conditions of the Purchase Agreement, we will (i) pay to American Entertainment Properties Corp. (“AEP”) an aggregate amount in cash equal to $800 million (the “Cash Consideration”) and (ii) issue and deliver to AEP an aggregate of 29,444,846 shares (the “Stock Consideration”) of common stock, par value $0.01 (“Common Stock”), which shall be comprised of: (a) a number of shares of Common Stock (to be reclassified as Class A Voting Common Stock, par value $0.01, at the closing of the transaction (“Class A Common Stock”)) equal to 9.9% of the aggregate number of shares of Class A Common Stock issued and outstanding as of immediately following the closing of the transaction (such number of shares of Class A Common Stock, the “Class A Common Stock Amount”), and (b) a number of shares of a newly created Class B Non-Voting Common Stock, par value $0.01 (“Class B Common Stock”), equal to (1) the Stock Consideration, minus (2) the Class A Common Stock Amount, subject to reduction if we engage in an offering of Common Stock prior to the closing of the transaction to raise funds to increase the Cash Consideration and decrease the Stock Consideration. Except for the addition of the new risk factors related to the Acquisition below, there have been no other material changes to the Risk Factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The risks described herein or in our Annual Report on Form 10-K are not the only risks facing us. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor to assess the impact such risk factors might have on our business, financial condition and operating results, or the extent to which any such risk factor or combination of risk factors may impact our business, financial condition and operating results.
Risks Relating to the Transaction
There can be no assurance that we will successfully complete our acquisition of Federal-Mogul LLC (“Federal-Mogul”) on the terms or timetable currently proposed or at all.
If the Acquisition is not completed, our business, financial condition and results of operations may be materially adversely affected and the market price of our Common Stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the Acquisition will be completed. If the completion of the Acquisition is delayed, including by the receipt of an acquisition proposal, our business, financial condition and results of operations may be materially adversely affected.
In addition, Federal-Mogul and AEP have the ability to terminate the Purchase Agreement in certain circumstances. If the Purchase Agreement is terminated, we would not realize the anticipated benefits of the Acquisition or the Spin-Off (defined below), but we would remain liable for significant transaction costs incurred, including legal, accounting and financial advisory fees. Accordingly, our business, financial condition and results of operations may be materially adversely affected. In addition, in certain circumstances, if the Purchase Agreement is terminated, we could be required to pay AEP a termination fee equal to $200 million.
Any of the foregoing, or other risks arising in connection with the failure of or delay in completing the Acquisition, including the diversion of management’s attention from pursuing other opportunities and the constraints in the Purchase Agreement on our ability to make significant changes to our ongoing business during the pendency of the transaction, could have a material adverse effect on our business, financial condition and results of operations.
The Acquisition is subject to certain customary closing conditions, including the approval of the issuance of the Stock Consideration and the amended and restated certificate of incorporation by our stockholders at the special meeting (or an adjournment or postponement thereof), that, if not satisfied, will result in the Acquisition not being completed, which may result in material adverse consequences to our business, financial condition and results of operations.
The completion of the Acquisition is subject to certain customary closing conditions, that, if not satisfied, will prevent the Acquisition from being completed, including among others: (i) approval by our stockholders of the issuance of the Stock Consideration and the amended and restated certificate of incorporation at a special meeting of our stockholders; (ii) the absence of any outstanding order enacted, promulgated, issued, entered, amended or enforced in the United States or the European Union enjoining or otherwise prohibiting the consummation of the transactions contemplated by the Purchase

Agreement; (iii) expiration or termination of any waiting periods (and any extensions thereof) under the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and receipt of certain other required antitrust approvals; (iv) the filing of an amended and restated certificate of incorporation of the Company with the Secretary of State for the State of Delaware; and (v) approval for the listing of the Class A Common Stock on the New York Stock Exchange, subject to official notice of issuance.
If the Acquisition is not completed, our business, financial condition and results of operations could be materially adversely affected by the loss of employees and customers, the costs incurred in pursuing the transaction, and potential reputational harm. There can be no assurance that the conditions to closing will be satisfied or waived, or that other events will not intervene to delay or prevent the completion of the Acquisition.
We must obtain governmental and regulatory approvals prior to completing the Acquisition, which, if delayed or not granted, may delay or jeopardize the Acquisition.
The completion of the Acquisition is conditioned on the expiration or termination of the applicable waiting period (or extension thereof) under the HSR Act and merger control approval under the relevant merger control laws of the European Union.
The governmental and regulatory agencies from which we are seeking these approvals have broad discretion in administering the applicable governing regulations. As a condition to their approval of the transactions contemplated by the Purchase Agreement, those agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of our business following the transaction. The required approvals may not be obtained or the required conditions to the Acquisition may not be satisfied, or, even if the required approvals are obtained and the conditions to the completion of the Acquisition are satisfied, the terms, conditions and timing of such approvals are uncertain.
There can be no assurance that the requisite governmental and regulatory approvals will be received in a timely fashion or at all. Any delay in completing the Acquisition, including a delay in receipt of the necessary governmental or regulatory approvals, may have a material adverse effect on our business, financial condition and results of operations, and such delay could cause us not to realize some or all of the benefits that we expect to achieve if the Acquisition is successfully completed within the expected time frame.
We may fail to realize all of the anticipated benefits of the Acquisition or those benefits may take longer to realize than expected. We and, following the Spin-off, each separate company may also encounter significant difficulties in integrating the business of Federal-Mogul.
The success of the transaction will depend, in part, on our ability (and the ability of each separate company following the Spin-off) to realize the anticipated benefits of the Acquisition and Spin-off (the “Transaction”) and on our (and each separate company’s) ability to integrate Federal-Mogul’s business in an effective and efficient manner, which is a complex, costly and time-consuming process. The integration process may disrupt business and, if we are unable to successfully integrate Federal-Mogul’s business, we (and each separate company) could fail to realize the anticipated benefits of the Transaction. The failure to meet the challenges involved in the integration process and realize the anticipated benefits of the Transaction could cause an interruption of, or a loss of momentum in, our operations and could have a material adverse effect on our (and each separate company’s) business, financial condition and results of operations.
In addition, the integration of Federal-Mogul may result in material unanticipated challenges, expenses, liabilities, competitive responses and loss of customers and other business relationships. Additional integration challenges include:

•	diversion of management’s attention to integration matters;

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the Transaction;

•	difficulties in the integration of operations and systems;

•	difficulties in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures;

•	difficulties in the assimilation of employees;

•	difficulties in managing the expanded operations of a significantly larger and more complex company;

•	challenges in attracting and retaining key personnel;

•	the impact of potential liabilities Tenneco may be inheriting from Federal-Mogul; and

•	coordinating a geographically dispersed organization.
Many of these factors are outside of our control and could result in increased costs, decreases in the amount of anticipated revenues and diversion of management’s time and energy, each of which could adversely affect our (and each separate company’s) business, financial condition and results of operations.

In addition, even if the integration of Federal-Mogul’s business is successful, we (and each separate company) may not realize all of the anticipated benefits of the Transaction, including the synergies, cost savings, or sales or growth opportunities. These benefits may not be achieved within the anticipated time frame, or at all. Further, additional unanticipated costs may be incurred in the integration process. All of these factors could cause reductions in earnings per share, decrease or delay the expected accretive effect of the transaction and negatively impact the price of shares of our Common Stock (or each separate company’s stock). As a result, it cannot be assured that the Transaction will result in the realization of the anticipated benefits and potential synergies.
Our current stockholders will have reduced ownership and voting interests following the Acquisition and will exercise less influence over management.
Holders of our Common Stock currently possess all voting rights with respect to the election of our board of directors and on other matters affecting us. Upon the closing of the Acquisition, we will issue an amount of Class A Common Stock to AEP equal to 9.9% of our Class A Common Stock issued and outstanding as of immediately following the closing of the Acquisition. Accordingly, our stockholders will experience an immediate dilution and have proportionally less voting power in the combined company following the transaction, and as a result, may have less influence on our management and policies. Additionally, upon the closing of the Acquisition, we will issue an amount of Class B Common Stock to AEP equal to (1) the Stock Consideration, minus (2) the Class A Common Stock Amount. As a result, our stockholders will have proportionately less ownership than they have now.
In addition, prior to the closing of the Acquisition, we may elect to conduct an offering of Common Stock (“Qualified Offering”) in order to raise funds to increase the Cash Consideration by selling up to 7,315,490 shares of Common Stock and decreasing the Stock Consideration by the same number of shares in accordance with the terms of the Purchase Agreement. If we make such an election and conduct a Qualified Offering, our current stockholders will be diluted to the extent of the Qualified Offering and will have proportionately less ownership and voting power.
We are unable to predict the potential effects of the issuance of the Stock Consideration on the trading activity and market price of our common stock. We have granted certain registration rights to AEP for the resale of the shares issued in connection with the Acquisition. These registration rights would facilitate the resale of such shares into the public market, and any such resale would increase the number of shares of our Class A Common Stock available for public trading. Sales of a substantial number of shares of our Class A Common Stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our Class A Common Stock.
If AEP transfers any shares of its Class B Common Stock to a third-party, the shares of Class B Common Stock so transferred will automatically convert in shares of Class A Common Stock and as a result, our current stockholders will experience further dilution and a proportionate reduction in voting power.
The Purchase Agreement contains provisions that could discourage a potential third-party from considering or proposing a transaction with us.
The Purchase Agreement contains “no solicitation” provisions that, subject to limited exceptions, restrict our ability to solicit, initiate, induce or knowingly facilitate or encourage the submission or announcement of any proposal for the acquisition of our stock or assets. In addition, AEP generally has an opportunity to offer to modify the terms of the Purchase Agreement in response to any acquisition proposal before our board of directors may terminate the Purchase Agreement to accept a superior proposal. The Purchase Agreement further provides that, upon termination of the Purchase Agreement under specified circumstances, we will be required to pay AEP a termination fee equal to $200 million.
These provisions could discourage a potential third-party that might have an interest in acquiring all or a significant portion of our stock or assets from considering or proposing such an acquisition or may result in a potential third-party proposing to pay a lower per share price to our stockholders than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.
If the Purchase Agreement is terminated and we seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Purchase Agreement.
The market price of our Class A Common Stock may be affected by factors different from those affecting the shares of our Common Stock prior to completion of the Acquisition.
Our historical business differs from that of Federal-Mogul. Accordingly, our results of operations and the market price of our Common Stock may be affected by factors that differ from those that previously affected the independent results of operations of each of Tenneco and Federal-Mogul.
We may not generate sufficient financing to fund the purchase price for the Acquisition.
We have entered into a debt commitment letter, pursuant to which JPMorgan Chase Bank, N.A. and Barclays Bank PLC have committed to provide an aggregate amount of $4.9 billion of debt financing, consisting of a $1.0 billion Term Loan A, a

$2.4 billion Term Loan B and a $1.5 billion revolving credit facility, which will finance the Cash Consideration portion of the purchase price and replace our existing senior credit facilities and certain senior facilities at Federal-Mogul.
There can be no assurance that the foregoing transactions, or any other financing transactions that we may pursue, will generate sufficient funds to finance the Acquisition. The obligations of the lenders under the debt commitment letter are subject to specified limited conditions, and we cannot assure you that these conditions will be met. The closing of the Acquisition is not conditioned on our ability to obtain sufficient financing to consummate the Acquisition.
The planned Spin-Off following the transaction is subject to various risks and uncertainties and may not be completed in accordance with the expected plans or anticipated timeline, or at all, and will involve significant time and expense, which could disrupt or adversely affect our business.
Following the completion of the transaction, we intend to separate the combined company’s businesses to create two separate, publicly traded companies in a spin-off transaction (the “Spin-Off”). The Spin‑Off is intended to be treated as a tax-free reorganization for U.S. federal income tax purposes. There can be no assurance that the Spin-Off will be completed at all or that the Spin-Off will be tax-free for U.S. federal income purposes. We expect that the process of completing the proposed Spin-Off will be time‑consuming and involve significant costs and expenses, which may be significantly higher than what we currently anticipate and may not yield a benefit if the Spin-Off is not completed. Planning for the Spin-Off is in its early stages, and we may encounter unforeseen impediments to the completion of the Spin-Off that render the Spin-Off impossible or impracticable.
If the Spin-Off is not completed, our business, financial condition and results of operations may be materially adversely affected and the market price of our Common Stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the Spin-Off will be completed. If the completion of the Spin-Off is delayed, including by the receipt of an acquisition proposal, our business, financial condition and results of operations may be materially adversely affected.
The pendency of the Transaction could adversely affect our business, financial results and operations.
The announcement and pendency of the Transaction could cause disruptions and create uncertainty surrounding our business and affect our relationships with our customers, suppliers and employees.
As a result of the Transaction, some customers, suppliers or strategic partners may terminate their business relationship with us or Federal Mogul. Potential customers, suppliers or strategic partners may delay entering into, or decide not to enter into, a business relationship with us or Federal-Mogul because of the Transaction. If customer or supplier relationships or strategic alliances are adversely affected by the Transaction, our (and each separate company’s after the Spin-Off) business, financial condition and results of operations following the Acquisition or Spin-Off could be adversely affected.
We are dependent on the experience and industry knowledge of our officers and other key employees to execute our business plans. Our success after and in implementing the Transaction depends in part upon the ability to retain key management personnel and other key employees. Current and prospective employees of Tenneco and Federal-Mogul may experience uncertainty about their roles with the combined company following the Acquisition or either separate company following the Spin-Off, or concerns regarding operations following the Transaction, any of which may have an adverse effect on the ability to attract or retain key management and other key personnel. Accordingly, no assurance can be given that we (or each separate company after the Spin-Off) will be able to attract or retain key management personnel and other key employees until the Transaction is completed or following the Transaction to the extent that we have previously been able to attract or retain such employees.
In addition, we have diverted, and will continue to divert, significant management resources to complete the Transaction, which could adversely impact our ability to manage existing operations or pursue alternative strategic transactions, which could adversely affect our business, financial condition and results of operations.
The Spin-Off may not achieve some or all of the anticipated benefits.
We may not realize some or all of the anticipated strategic, financial, operational or other benefits from the Spin-Off. As independent publicly-traded companies, the two companies will be smaller, less diversified companies with a narrower business focus. As a result, the two companies may be more vulnerable to changing market conditions, which could result in increased volatility in their cash flows, working capital and financing requirements and could have a material adverse effect on the respective business, financial condition and results of operations of each company. Further, there can be no assurance that the combined value of the common stock of the two companies will be equal to or greater than what the value of our common stock would have been had the Spin-Off not occurred.

If the Acquisition and Spin-Off are completed, the combined company prior to the Spin-Off and each separate company following the Spin-Off may underperform relative to our expectations.
Following completion of the Transaction , the combined company or each separate company may not be able to maintain the growth rate, levels of revenue, earnings or operating efficiency that we and Federal-Mogul have achieved or might achieve separately. The failure to do so could have a material adverse effect on our business, financial condition and results of operations or, following the Spin-Off, the business, financial condition and results of operations of each separate company.
We have incurred, and will continue to incur, significant transaction costs in connection with the Transaction that could adversely affect our results of operations.
Whether or not we complete the Transaction, we have incurred, and will continue to incur, significant costs in connection with the Transaction and integrating the business and operations of Federal-Mogul with our business and operations. We also expect we will incur fees and expenses in connection with the related financing transactions, including the debt financing and Qualified Offering. We may also incur additional unanticipated costs in the separation processes. These could adversely affect our business, financial condition and results of operations, or the business, financial condition and results of operations of each company following the Spin-Off, in the period in which such expenses are recorded, or the cash flows, in the period in which any related costs are actually paid.
Furthermore, we and each company following the Spin-Off may incur material restructuring charges in connection with integration activities or the Spin-Off, which may adversely affect operating results for the period in which such expenses are recorded, or cash flows in the period in which any related costs are actually paid.
The fairness opinion we obtained from our financial advisor will not reflect changes in circumstances subsequent to the date of the fairness opinion.
Barclays Capital, our financial advisor in connection with the Acquisition, has delivered to our board of directors its opinion dated as of April 9, 2018, that as of such date, and based upon and subject to the factors and assumptions set forth therein, the consideration to be paid to AEP pursuant to the Purchase Agreement was fair from a financial point of view to us. The opinion does not reflect changes that may occur or may have occurred after the date of the opinion, including changes to the operations and prospects of Tenneco or Federal-Mogul, changes in general market and economic conditions or regulatory or other factors. Any such changes, or changes in other factors on which the opinion is based, may materially alter or affect the relative values of Tenneco or Federal-Mogul. The fairness opinion will not be updated to reflect changes in circumstances subsequent to the date of the fairness opinion.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) Not applicable.
(c) Purchase of equity securities by the issuer and affiliated purchasers. The following table provides information relating to our purchase of shares of our common stock in the first quarter of 2018. These purchases reflect shares withheld upon vesting of restricted stock for tax withholding obligations as well as shares repurchased through our share repurchase program. We generally intend to continue to satisfy tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares.
In January 2015, our Board of Directors approved a share repurchase program, authorizing our company to repurchase up to $350 million of our outstanding common stock over a three year period. In October 2015, our Board of Directors expanded this share repurchase program, authorizing the repurchase of an additional $200 million of the Company's outstanding common stock. In February 2017, our Board of Directors authorized the repurchase of up to $400 million of the Company's outstanding common stock over the next three years. This includes $112 million that remained authorized under earlier repurchase programs. The Company anticipates acquiring the shares through open market or privately negotiated transactions, which will be funded through cash from operations. The repurchase program does not obligate the Company to repurchase shares within any specific time or situations, and opportunities in higher priority areas could affect the cadence of this program. We did not repurchase any shares through this program in the three months ended March 31, 2018. Since we announced the share repurchase program in January 2015, we have repurchased 11.3 million shares for $607 million through March 31, 2018.

Period	Total Number of Shares Purchased (1)	Average Price Paid	Maximum Value of Shares That May Yet be Purchased Under These Plans or Programs (Millions)
January 2018	—	$—	$231
February 2018	33,076	$56.58	231
March 2018	223	$53.79	231
Total	33,299	$56.56	$231

(1)	Includes shares withheld upon vesting of restricted stock in the amount of 33,076 in February 2018 and 223 in March 2018.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, Tenneco Inc. has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TENNECO INC.

By:	/S/ KENNETH R. TRAMMELL
Kenneth R. Trammell
Executive Vice President and Chief Financial Officer
Dated: May 9, 2018

INDEX TO EXHIBITS
TO
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2018

Exhibit Number		Description

2.1	—
Membership Interest Purchase Agreement, dated as of April 10, 2018 by and among the Company, Federal-Mogul LLC, American Entertainment Properties Corp. and Icahn Enterprises L.P. (incorporated herein by reference to Exhibit 2.1 of the registrant’s Current Report on Form 8-K filed April 10, 2018.  File No. 1-12387).

*4.1	—	Letter Amendment dated March 1, 2018 to Fifth Amended and Restated Credit Agreement.

**4.2(a)	—
Fifth Amended and Restated Credit Agreement, dated as of May 12, 2017, amount Tenneco Inc., Tenneco Automotive Operating Company Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto (incorporated herein by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed May 15, 2017, File No. 1-12387).

—
**4.2(b)	—
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

*12	—	Computation of Ratio of Earnings to Fixed Charges.

*15.1	—	Letter of PricewaterhouseCoopers LLP regarding interim financial information.

*31.1	—	Certification of Brian J. Kesseler under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Kenneth R. Trammell under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of Brian J. Kesseler and Kenneth R. Trammell under Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	—	XBRL Instance Document.

*101.SCH	—	XBRL Taxonomy Extension Schema Document.

*101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	The hyperlink to this exhibit was incorrect in the registrant’s Form 10-K for the year ended December 31, 2017. The correct hyperlink is included in this Form 10-Q.