Form 10-Q
period 2018-06-30
TENNECO INC
filed 2018-08-07
CIK 1024725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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
Common Stock, par value $0.01 per share: 51,420,528 shares outstanding as of August 3, 2018.

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
In addition, important factors related to the transaction with Federal-Mogul LLC ("Federal-Mogul") that could cause actual results to differ materially from the expectations reflected in the forward-looking statements, including:

•
the risk that the transaction with Federal-Mogul pursuant to the Membership Interest Purchase Agreement by and among the Company, Federal-Mogul, American Entertainment Properties Corp., and Icahn Enterprises L.P., may not be completed in a timely manner or at all;

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
FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS (UNAUDITED)
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Tenneco Inc.
Results of Review of Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Tenneco Inc. and its subsidiaries as of June 30, 2018, and the related condensed consolidated statements of income (loss), comprehensive income (loss) and cash flows for the three-month and six-month periods ended June 30, 2018 and 2017 and the condensed consolidated statements of changes in shareholders' equity for the six-month periods ended June 30, 2018 and 2017, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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

/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
August 7, 2018

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Millions Except Share and Per Share Amounts)
Revenues
Net sales and operating revenues	$2,537	$2,317	$5,111	$4,609

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	2,159	1,949	4,357	3,878
Engineering, research, and development	42	36	83	75
Selling, general, and administrative	156	252	309	393
Depreciation and amortization of other intangibles	59	55	118	107
	2,416	2,292	4,867	4,453
Other (expense) income
Loss on sale of receivables	(2)	(1)	(5)	(2)
Other (expense) income	(6)	3	(9)	(6)
	(8)	2	(14)	(8)
Earnings before interest expense, income taxes, and noncontrolling interests	113	27	230	148
Interest expense	20	20	40	35
Earnings before income taxes and noncontrolling interests	93	7	190	113
Income tax expense (benefit)	27	(8)	52	25
Net income	66	15	138	88
Less: Net income attributable to noncontrolling interests	16	18	30	32
Net income (loss) attributable to Tenneco Inc.	$50	$(3)	$108	$56
Earnings per share
Weighted average shares of common stock outstanding —
Basic	51,258,668	53,505,341	51,232,639	53,662,375
Diluted	51,607,224	53,505,341	51,546,015	53,952,918
Basic earnings (loss) per share of common stock	$0.98	$(0.05)	$2.12	$1.05
Diluted earnings (loss) per share of common stock	$0.98	$(0.05)	$2.10	$1.05
Cash dividends declared	$0.25	$0.25	$0.50	$0.50
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of income (loss).

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30, 2018
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	(Millions)
Net Income		$50		$16		$66
Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance April 1	$(222)		$5		$(217)
Translation of foreign currency statements	(93)	(93)	(7)	(7)	(100)	(100)
Balance June 30	(315)		(2)		(317)
Additional Liability for Pension and Postretirement Benefits
Balance April 1	(297)		—		(297)
Additional liability for pension and postretirement benefits, net of tax	4	4	—	—	4	4
Balance June 30	(293)		—		(293)
Balance June 30	$(608)		$(2)		$(610)
Other Comprehensive Loss		(89)		(7)		(96)
Comprehensive (Loss) Income		$(39)		$9		$(30)
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of comprehensive income (loss).

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30, 2017
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income
	(Millions)
Net (Loss) Income		$(3)		$18		$15
Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance April 1	$(317)		$(4)		$(321)
Translation of foreign currency statements	32	32	2	2	34	34
Balance June 30	(285)		(2)		(287)
Additional Liability for Pension and Postretirement Benefits
Balance April 1	(320)		—		(320)
Additional liability for pension and postretirement benefits, net of tax	4	4	—	—	4	4
Balance June 30	(316)		—		(316)
Balance June 30	$(601)		$(2)		$(603)
Other Comprehensive Income		36		2		38
Comprehensive Income		$33		$20		$53

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of comprehensive income (loss).

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Six Months Ended June 30, 2018
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	(Millions)
Net Income		$108		$30		$138
Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$(241)		$(3)		$(244)
Translation of foreign currency statements	(74)	(74)	1	1	(73)	(73)
Balance June 30	(315)		(2)		(317)
Additional Liability for Pension and Postretirement Benefits
Balance January 1	(300)		—		(300)
Additional liability for pension and postretirement benefits, net of tax	7	7	—	—	7	7
Balance June 30	(293)		—		(293)
Balance June 30	$(608)		$(2)		$(610)
Other Comprehensive (Loss) Income		(67)		1		(66)
Comprehensive Income		$41		$31		$72

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of comprehensive income (loss).

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Six Months Ended June 30, 2017
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income
	(Millions)
Net Income		$56		$32		$88
Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$(338)		$(5)		$(343)
Translation of foreign currency statements	53	53	3	3	56	56
Balance June 30	(285)		(2)		(287)
Additional Liability for Pension and Postretirement Benefits
Balance January 1	(327)		—		(327)
Additional liability for pension and postretirement benefits, net of tax	11	11	—	—	11	11
Balance June 30	(316)		—		(316)
Balance June 30	$(601)		$(2)		$(603)
Other Comprehensive Income		64		3		67
Comprehensive Income		$120		$35		$155

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of comprehensive income (loss).

TENNECO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2018	December 31, 2017
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$235	$315
Restricted cash	2	3
Receivables —
Customer notes and accounts, net	1,418	1,294
Other	24	27
Inventories —
Finished goods	348	349
Work in process	282	268
Raw materials	190	178
Materials and supplies	78	74
Prepayments and other	348	291
Total current assets	2,925	2,799
Other assets:
Long-term receivables, net	12	9
Goodwill	47	49
Intangibles, net	21	22
Deferred income taxes	215	204
Other	158	144
	453	428
Plant, property, and equipment, at cost	4,027	4,008
Less — Accumulated depreciation and amortization	(2,402)	(2,393)
	1,625	1,615
Total Assets	$5,003	$4,842
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)	$78	$83
Accounts payable	1,813	1,705
Accrued taxes	42	45
Accrued interest	14	14
Accrued liabilities	326	287
Other	125	132
Total current liabilities	2,398	2,266
Long-term debt	1,381	1,358
Deferred income taxes	11	11
Pension and postretirement benefits	261	268
Deferred credits and other liabilities	153	155
Commitments and contingencies (Note 8)	—	—
Total liabilities	4,204	4,058
Redeemable noncontrolling interests	38	42
Tenneco Inc. Shareholders’ equity:
Common stock	1	1
Premium on common stock and other capital surplus	3,118	3,112
Accumulated other comprehensive loss	(608)	(541)
Retained earnings (accumulated deficit)	(864)	(946)
	1,647	1,626
Less — Shares held as treasury stock, at cost	930	930
Total Tenneco Inc. shareholders’ equity	717	696
Noncontrolling interests	44	46
Total equity	761	742
Total liabilities, redeemable noncontrolling interests and equity	$5,003	$4,842
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Millions)

Operating Activities
Net income	$66	$15	$138	$88
Adjustments to reconcile net income to cash provided by operating activities —
Depreciation and amortization of other intangibles	59	55	118	107
Deferred income taxes	(8)	(7)	(9)	—
Stock-based compensation	2	2	7	11
Loss on sale of assets	2	—	5	1
Changes in components of working capital —
Increase in receivables	(16)	(66)	(239)	(225)
Increase in inventories	(19)	(15)	(53)	(60)
Increase in prepayments and other current assets	(25)	(11)	(70)	(68)
(Decrease) increase in payables	(22)	(7)	167	86
Decrease in accrued taxes	—	(41)	(3)	(38)
Increase (decrease) in accrued interest	3	3	—	(2)
Increase in other current liabilities	33	160	30	152
Changes in long-term assets	(5)	1	(14)	—
Changes in long-term liabilities	8	2	1	7
Other	—	1	—	2
Net cash provided by operating activities	78	92	78	61
Investing Activities
Proceeds from sale of assets	3	3	5	6
Proceeds from sale of equity interest	—	9	—	9
Cash payments for plant, property, and equipment	(80)	(90)	(164)	(193)
Cash payments for software related intangible assets	(5)	(6)	(10)	(12)
Proceeds from deferred purchase price of factored receivables	32	27	66	49
Other	2	(4)	2	(4)
Net cash used by investing activities	(48)	(61)	(101)	(145)
Financing Activities
Issuance (repurchase) of common shares under employee stock plans	1	—	(1)	(3)
Cash dividends	(12)	(13)	(25)	(26)
Retirement of long-term debt	(6)	(2)	(12)	(8)
Issuance of long-term debt - net	—	136	—	136
Debt issuance cost for long-term debt	(2)	(8)	(2)	(8)
Purchase of common stock under the share repurchase program	—	(44)	—	(60)
Net decrease in bank overdrafts	(3)	(12)	(7)	(9)
Net (decrease) increase in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivable	(29)	(57)	48	60
Net increase (decrease) in short-term borrowings secured by accounts receivable	10	—	(20)	20
Distributions to noncontrolling interest partners	(28)	(33)	(28)	(33)
Net cash (used) provided by financing activities	(69)	(33)	(47)	69
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(14)	(7)	(11)	1
Decrease in cash, cash equivalents and restricted cash	(53)	(9)	(81)	(14)
Cash, cash equivalents and restricted cash, beginning of period	290	344	318	349
Cash, cash equivalents and restricted cash, end of period (Note)	$237	$335	$237	$335
Supplemental Cash Flow Information
Cash paid during the period for interest (net of interest capitalized)	$17	$16	$40	$38
Cash paid during the period for income taxes (net of refunds)	31	28	56	43
Non-cash Investing and Financing Activities
Period end balance of trade payables for plant, property, and equipment	$54	$51	$54	$51
Deferred purchase price of receivables factored in the period	34	27	71	53
Note: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of cash flows.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Six Months Ended June 30,
	2018		2017
	Shares	Amount	Shares	Amount
	(Millions Except Share Amounts)
Tenneco Inc. Shareholders:
Common Stock
Balance January 1	66,033,509	$1	65,891,930	$1
Issued (repurchased) pursuant to benefit plans	(15,837)	—	35,502	—
Restricted shares forfeited	(7,254)	—	(104,668)	—
Stock options exercised	4,779	—	168,105	—
Balance June 30	66,015,197	1	65,990,869	1
Premium on Common Stock and Other Capital Surplus
Balance January 1		3,112		3,098
Premium on common stock issued pursuant to benefit plans		6		8
Balance June 30		3,118		3,106
Accumulated Other Comprehensive Loss
Balance January 1		(541)		(665)
Other comprehensive (loss) income		(67)		64
Balance June 30		(608)		(601)
Retained Earnings (Accumulated Deficit)
Balance January 1		(946)		(1,100)
Net income attributable to Tenneco Inc.		108		56
Cash dividends declared		(25)		(26)
Adjustments to adopt new accounting standards
Revenue recognition (Notes 12 and 15)		1		—
Tax accounting for intra-entity asset transfers (Note 12)		(2)		—
Balance June 30		(864)		(1,070)
Less — Common Stock Held as Treasury Stock at Cost
Balance January 1	14,592,888	930	11,655,938	761
Purchase of common stock through stock repurchase program	—	—	1,023,800	60
Balance June 30	14,592,888	930	12,679,738	821
Total Tenneco Inc. shareholders’ equity		$717		$615
Noncontrolling Interests:
Balance January 1		$46		$47
Net income		14		14
Other comprehensive income		2		1
Dividends declared		(18)		(20)
Balance June 30		$44		$42
Total equity		$761		$657
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of changes in shareholders’ equity.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Consolidation and Presentation
As you read the accompanying financial statements you should also read our Annual Report on Form 10-K for the year ended December 31, 2017.
In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of Tenneco Inc.’s results of operations, comprehensive income (loss), financial position, cash flows, and changes in shareholders’ equity for the periods indicated. We have prepared the unaudited condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (U.S. GAAP) for annual financial statements.
Our unaudited condensed consolidated financial statements include all majority-owned subsidiaries. We have eliminated all intercompany transactions.
Segment Information
In the first quarter of 2018, the Company’s reportable segments for financial reporting purposes were revised, and now consist of the following three segments: Clean Air, Ride Performance and Aftermarket. See Note 13, Segment Information for further information.
Prepayments and Other
Prepayments and other included $140 million and $117 million at June 30, 2018 and December 31, 2017, respectively, for in-process tools and dies that we are building for our original equipment customers.
Accounts Payable
Accounts payable included $103 million and $77 million at June 30, 2018 and December 31, 2017, respectively, for accrued compensation and $13 million and $20 million at June 30, 2018 and December 31, 2017, respectively, for bank overdrafts at our European subsidiaries.
Redeemable Noncontrolling Interests
The following is a rollforward of activities in our redeemable noncontrolling interests for the six months ended June 30, 2018 and 2017, respectively:

	Six Months Ended June 30,
	2018	2017
	(Millions)
Balance January 1	$42	$40
Net income attributable to redeemable noncontrolling interests	16	19
Other comprehensive (loss) income	(1)	1
Dividends declared	(19)	(35)
Balance June 30	$38	$25
Reclassifications
Reclassifications to certain prior year amounts have been made to conform to current year presentation. See Note 12, New Accounting Pronouncements for additional information.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

(2)	Pending Acquisition of Federal-Mogul
On April 10, 2018, Tenneco entered into a Membership Interest Purchase Agreement (the "Purchase Agreement") with Federal-Mogul LLC ("Federal-Mogul"), American Entertainment Properties Corp. ("AEP"), and Icahn Enterprises L.P. ("IEP"), pursuant to which Tenneco will acquire Federal-Mogul (the “Acquisition”).
Subject to the terms and conditions of the Purchase Agreement, Tenneco will (i) pay to AEP an aggregate amount in cash equal to $800 million (the “Cash Consideration”) and (ii) issue and deliver to AEP an aggregate of 29,444,846 shares (the “Stock Consideration”) of Tenneco's common stock, subject to reduction if Tenneco undertakes a primary offering of common stock prior to the closing of the Acquisition described below, which shall be comprised of: (a) a number of shares of common stock (to be reclassified as Class A Voting Common Stock, par value $0.01, at the closing of the Acquisition (“Class A Common Stock”)) equal to 9.9% of the aggregate number of shares of Class A Common Stock issued and outstanding as of immediately following the closing of the Acquisition, and (b) the balance in shares of newly created Class B Non-Voting Common Stock, par value $0.01 (“Class B Common Stock”).
Until the date that is ten business days prior to the anticipated closing date of the Acquisition, Tenneco may elect to conduct an offering of its common stock in order to raise funds to increase the Cash Consideration. Such offering may include up to 7,315,490 shares of common stock that would otherwise have been issued to AEP in connection with the Acquisition. Each share sold in such an offering will decrease the number of shares of common stock issuable to AEP by one share, so the total number of shares of common stock to be issued in connection with the Acquisition will not change if Tenneco undertakes such an offering.
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
Advisory costs associated with the pending acquisition were $18 million and $31 million for the three and six month periods ended June 30, 2018, respectively, and have been recognized as a component of selling, general and administrative expenses in the condensed consolidated statements of income (loss).

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

(3)	Financial Instruments
The net carrying and estimated fair values of our financial instruments by class at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018		December 31, 2017
	Net Carrying Amount	Fair Value	Net Carrying Amount	Fair Value
	(Millions)
Long-term debt (including current maturities)	$1,385	$1,335	$1,361	$1,398
Equity swap agreement and foreign currency forward contracts:
Asset derivative contracts (a)	2	2	4	4

(a) All derivatives are categorized within Level 2 of the fair value hierarchy.
Asset and Liability Instruments — The fair value of cash and cash equivalents, short and long-term receivables, accounts payable, and short-term debt was considered to be the same as or was not determined to be materially different from the carrying amount.
Long-term Debt — The fair value of our public fixed rate senior notes is based on quoted market prices (level 1). The fair value of our private borrowings under our senior credit facility and other long-term debt instruments is based on the market value of debt with similar maturities, interest rates and risk characteristics (level 2). The fair value of our level 1 debt, as classified in the fair value hierarchy, was $662 million and $749 million at June 30, 2018 and December 31, 2017, respectively. We have classified $658 million and $634 million as level 2 in the fair value hierarchy at June 30, 2018 and December 31, 2017, respectively, since we utilize valuation inputs that are observable both directly and indirectly. We classified the remaining $15 million, consisting of foreign subsidiary debt, as level 3 in the fair value hierarchy at both June 30, 2018 and December 31, 2017.
The fair value hierarchy definition prioritizes the inputs used in measuring fair value into the following levels:

Level 1	—	Quoted prices in active markets for identical assets or liabilities.

Level 2	—	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

Level 3	—	Unobservable inputs based on our own assumptions.
Foreign Currency Forward Contracts — We use derivative financial instruments, principally foreign currency forward purchase and sales contracts with terms of less than one year, to hedge our exposure to changes in foreign currency exchange rates. Our primary exposure to changes in foreign currency rates results from intercompany loans made between affiliates to minimize the need for borrowings from third parties. Additionally, we enter into foreign currency forward purchase and sale contracts to mitigate our exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables. We manage counter-party credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements. We do not enter into derivative financial instruments for speculative purposes. The fair value of our foreign currency forward contracts is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. We record the change in fair value of these foreign currency forward contracts as part of currency gains (losses) within cost of sales in the consolidated statements of income (loss). The fair value of foreign currency forward contracts are recorded in prepayments and other current assets or other current liabilities in the consolidated balance sheet. The fair value of our foreign currency forward contracts was a net liability position of less than $1 million at both June 30, 2018 and at December 31, 2017.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

The following table summarizes by major currency the notional amounts for foreign currency forward purchase and sale contracts as of June 30, 2018 (all of which mature in 2018):

		Notional Amount in Foreign Currency
		(Millions)
Canadian dollars	—Sell	(2)
Chinese yuan	—Purchase	3
U.S. dollars	—Purchase	2
Cash-settled Share Swap Transactions — We selectively use cash-settled share swaps to reduce market risk associated with our deferred liabilities. These equity compensation liabilities increase as our stock price increases and decrease as our stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing us to fix a portion of the liabilities at a stated amount. As of June 30, 2018, we had hedged our deferred liability related to approximately 250,000 common share equivalents. The fair value of the equity swap agreement is recorded in other current assets in the consolidated balance sheet. The fair value of our equity swap agreement was a net asset position of $2 million and $4 million at June 30, 2018 and December 31, 2017, respectively.
Guarantees —We have from time to time issued guarantees for the performance of obligations by some of our subsidiaries, and some of our subsidiaries have guaranteed our debt. All of our existing and future material domestic subsidiaries fully and unconditionally guarantee our senior credit facility and our senior notes on a joint and several basis. The arrangement for the senior credit facility is also secured by first-priority liens on substantially all our domestic assets and pledges of up to 66 percent of the stock of certain first-tier foreign subsidiaries. No assets or capital stock secure our senior notes. For additional information, refer to Note 14, Supplemental Guarantor Condensed Consolidating Financial Statements.
We have two performance guarantee agreements in the U.K. between Tenneco Management (Europe) Limited (“TMEL”) and the two Walker Group Retirement Plans, the Walker Group Employee Benefit Plan and the Walker Group Executive Retirement Benefit Plan (the “Walker Plans”), whereby TMEL will guarantee the payment of all current and future pension contributions in the event of a payment default by the sponsoring or participating employers of the Walker Plans. The Walker Plans are comprised of employees from Tenneco Walker (U.K.) Limited and Futaba (U.K.) Limited, formerly our Futaba-Tenneco (U.K.) joint venture. Employer contributions are funded by Tenneco Walker (U.K.) Limited, as the sponsoring employer, and were also funded by Futaba (U.K.) Limited prior to its ceasing, on April 28, 2017, to be an entity in which Tenneco has an equity interest. The performance guarantee agreements are expected to remain in effect until all pension obligations for the Walker Plans’ sponsoring and participating employers have been satisfied. We did not record an additional liability for this performance guarantee since Tenneco Walker (U.K.) Limited, as the sponsoring employer of the Walker Plans, already recognizes 100 percent of the pension obligation calculated based on U.S. GAAP, for all of the Walker Plans’ participating employers on its balance sheet. As of June 30, 2018 and December 31, 2017, these plans were in an overfunded position and shown under other assets, other on our condensed consolidated balance sheets. At June 30, 2018, all pension contributions under the Walker Plans were current for all of the Walker Plans’ sponsoring and participating employers.
We have issued guarantees through letters of credit in connection with some obligations of our affiliates. As of June 30, 2018, we have guaranteed $29 million in letters of credit to support some of our subsidiaries’ insurance arrangements, foreign employee benefit programs, environmental remediation activities and cash management and capital requirements.
Financial Instruments — In certain instances, several of our Chinese subsidiaries receive payment from customers through the receipt of financial instruments on the date the customer payments are due. Several of our Chinese subsidiaries also satisfy vendor payments through the delivery of financial instruments on the date the payments are due. Financial instruments issued to satisfy vendor payables and not redeemed totaled $19 million and $11 million at June 30, 2018 and December 31, 2017, respectively, and were classified as notes payable recorded in short-term debt in our condensed consolidated balance sheets. Financial instruments received from original equipment (OE) customers and not redeemed totaled $21 million and $10 million at June 30, 2018 and December 31, 2017, respectively, and were classified as other current assets in our consolidated balance sheets. We classify financial instruments received from our customers as other current assets, recorded in prepayments and other, if issued by a financial institution of our customers or as customer notes and accounts, net if issued by our customer.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

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
Supply Chain Financing — Certain of our suppliers in the U.S. participate in supply chain financing programs under which they securitize their accounts receivables from Tenneco. Financial institutions participate in the supply chain financing program on an uncommitted basis and can cease purchasing receivables or drafts from Tenneco's suppliers at any time. If the financial institutions do not continue to purchase receivables or drafts from Tenneco's suppliers under these programs, the participating vendors may have a need to renegotiate their payment terms with Tenneco which in turn would cause our borrowings under our revolving credit facility to increase.
Restricted Cash — Some of our Chinese subsidiaries that issue their own financial instruments to pay vendors are required to maintain a cash balance if they exceed credit limits with the financial institution that guarantees the financial instruments. A restricted cash balance was required at those Chinese subsidiaries for $1 million and $2 million at June 30, 2018 and December 31, 2017, respectively.
One of our subsidiaries in Spain is required by law to maintain a cash deposit with a financial institution to guarantee the maximum estimated loss related to a tax audit until a settlement is reached. The cash deposit required was less than $1 million which has been classified as restricted cash on the Tenneco Inc. consolidated balance sheet at both June 30, 2018 and December 31, 2017. As of December 31, 2017, there was a similar cash deposit required for one of our subsidiaries in Brazil for approximately $1 million. The audit was closed in 2018 and the Brazil subsidiary has no restricted cash balance as of June 30, 2018.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

(4)	Debt and Other Financing Arrangements
Long-Term Debt
A summary of our long-term debt obligations at June 30, 2018 and December 31, 2017 is set forth in the following table:

	June 30, 2018		December 31, 2017
	Principal	Carrying Amount (1)	Principal	Carrying Amount (1)
	(Millions)
Tenneco Inc. —
Revolver borrowings due 2022	$278	$278	$244	$244
Senior Tranche A Term Loan due 2022	380	378	390	388
5 3/8% Senior Notes due 2024	225	222	225	222
5% Senior Notes due 2026	500	493	500	492
Other subsidiaries —
Other long-term debt due in 2020	6	6	5	5
Notes due 2018 through 2028	10	8	12	10
	1,399	1,385	1,376	1,361
Less — maturities classified as current	4	4	3	3
Total long-term debt	$1,395	$1,381	$1,373	$1,358

(1) Carrying amount is net of unamortized debt issuance costs and debt discounts. Total unamortized debt issuance costs were $12 million and $13 million as of June 30, 2018 and December 31, 2017, respectively, and the total unamortized debt discount was $2 million as of both June 30, 2018 and December 31, 2017.
Short-Term Debt
Our short-term debt includes the current portion of long-term debt and borrowings by the parent company and foreign subsidiaries, which includes borrowings under both committed credit facilities and uncommitted lines of credit and similar arrangements. Information regarding our short-term debt as of June 30, 2018 and December 31, 2017 is as follows:

	June 30, 2018	December 31, 2017
	(Millions)
Maturities classified as current	$4	$3
Short-term borrowings	74	80
Total short-term debt	$78	$83
Financing Arrangements
Our financing arrangements are primarily provided by a committed senior secured credit facility with a syndicate of banks and other financial institutions. The arrangement is secured by substantially all our domestic assets and pledges of up to 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries.
Funds may be borrowed, repaid and re-borrowed under the revolving credit facility without premium or penalty (subject to any customary LIBOR breakage fees). The revolving credit facility is reflected as debt on our balance sheet only if we borrow money under this facility. Outstanding letters of credit reduce our availability to borrow revolving loans under the facility. We are required to make quarterly principal payments under the term loan A facility of $5 million through June 30, 2019, $7.5 million beginning September 30, 2019 through June 30, 2020, $10 million beginning September 30, 2020 through March 31, 2022 and a final payment of $260 million is due on May 12, 2022. We have excluded the required payments, within the next twelve months, under the term loan A facility totaling $20 million from current liabilities as of June 30, 2018, because we have the intent and ability to refinance the obligations on a long-term basis by using our revolving credit facility.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

The financial ratios required under the senior credit facility, and the actual ratios we achieved for the first two quarters of 2018, are as follows:

	Quarter Ended
	June 30, 2018		March 31, 2018
	Required	Actual	Required	Actual
Leverage Ratio (maximum)	3.50	1.79	3.50	2.09
Interest Coverage Ratio (minimum)	2.75	10.84	2.75	9.87
The senior credit facility includes a maximum leverage ratio covenant of 3.50 and a minimum interest coverage ratio of 2.75, in each case through May 12, 2022. The senior credit facility provides us with the flexibility not to exclude certain otherwise excludable charges incurred in any relevant period from the calculation of the leverage and interest coverage ratios for such period.
At June 30, 2018, of the $1,600 million available under the revolving credit facility, we had unused borrowing capacity of $1,322 million with $278 million in outstanding borrowings and no outstanding letters of credit.
Recently Committed Senior Credit Facility
In connection with the execution of the Purchase Agreement, as discussed in Note 2, Pending Acquisition of Federal-Mogul, we entered into a debt commitment letter, pursuant to which JPMorgan Chase Bank, N.A. and Barclays Bank PLC (the "Commitment Parties") have committed to provide a $4.9 billion senior credit facility, a portion of which will be used to finance the Cash Consideration portion of the purchase price and replace the Company’s existing senior credit facilities and certain senior facilities of Federal-Mogul. In June 2018, the Commitment Parties completed the syndication of the commitments for the $4.9 billion senior credit facility among a group of banks and other financial institutions. The new senior credit facility will consist of a five-year $1.5 billion revolving credit facility, a five-year $1.7 billion term loan A facility and a seven-year $1.7 billion term loan B facility. The new credit facilities will be secured on a senior basis by substantially all assets of the Company on a pari passu basis with Federal-Mogul’s existing secured notes, and will be guaranteed by certain material domestic subsidiaries. The commitment to provide financing is subject to specified limited conditions.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

(5)	Income Taxes
For interim tax reporting we estimate our annual effective tax rate and apply it to our year to date ordinary income. Jurisdictions where no tax benefit can be recognized due to a valuation allowance are excluded from the estimated annual effective tax rate. The impact of including these jurisdictions on the quarterly effective rate calculation could result in a higher or lower effective tax rate during a particular quarter due to the mix and timing of actual earnings versus annual projections. The tax effects of certain items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.
We reported income tax expense of $27 million and income tax benefit of $8 million in the three month periods ended June 30, 2018 and 2017, respectively. The tax expense recorded in the second quarter of 2018 included a net tax benefit of $5 million relating to acquisition charges and $2 million of tax expense for changes in the toll tax as discussed below. The tax benefit recorded in the second quarter of 2017 included a net tax benefit of $50 million relating to an antitrust settlement accrual.
We reported income tax expense of $52 million and $25 million in the six month periods ended June 30, 2018 and 2017, respectively. The tax expense recorded in the first six months of 2018 included tax benefits of $7 million relating to acquisition charges and $2 million of tax expense for changes in the toll tax as discussed below. The tax expense recorded in the first six months of 2017 included a net tax benefit of $49 million primarily relating to an antitrust settlement accrual.
On December 22, 2017, the Tax Cuts and Jobs Act ("TCJA") was enacted into U.S. law, which, among other provisions, lowered the corporate income tax rate effective January 1, 2018 from 35% to 21%, and implemented significant changes with respect to U.S. tax treatment of earnings originating from outside the U.S. Many of the provisions of TCJA are subject to regulatory interpretation and U.S. state conforming enactment. The IRS issued Notice 2018-26 on April 2, 2018, which provided additional guidance to assist taxpayers in computing the toll tax. Based on the new guidance, a $2 million discrete charge was recorded in income tax expense for the second quarter of 2018. We will continue to refine our estimates throughout the measurement period provided for in SEC Staff Accounting Bulletin 118, or until our accounting is complete.
Our losses in various foreign taxing jurisdictions represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of our net deferred tax assets. We evaluate our deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. This assessment considers, among other matters, the nature, frequency and amount of recent losses, the duration of statutory carryforward periods, and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified. If recent operational improvements continue in certain of our foreign subsidiaries, we believe it is reasonably possible that sufficient positive evidence may be available to release all, or a portion, of its valuation allowance in the next twelve months.  This may result in a one-time tax benefit of up to $54 million, primarily related to Spain.
We believe it is reasonably possible that up to $7 million in unrecognized tax benefits related to the expiration of foreign statute of limitations and the conclusion of income tax examinations may be recognized within the next twelve months.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

(6)	Accounts Receivable Securitization and Factoring Programs
We securitize or factor some of our accounts receivable on a limited recourse basis in the U.S. and Europe. As servicer under these accounts receivable securitization and factoring programs, we are responsible for performing all accounts receivable administration functions for these securitized and factored financial assets including collections and processing of customer invoice adjustments. In the U.S., we have an accounts receivable securitization program with three commercial banks comprised of a first priority facility and a second priority facility. We securitize original equipment and aftermarket receivables on a daily basis under the bank program. In April 2017, the U.S. program was amended and extended to April 30, 2019. The first priority facility provides financing of up to $155 million and the second priority facility, which is subordinated to the first priority facility, provides up to an additional $25 million of financing. Both facilities monetize accounts receivable generated in the U.S. that meet certain eligibility requirements and the second priority facility also monetizes certain accounts receivable generated in the U.S. that would otherwise be ineligible under the first priority securitization facility. The amount of outstanding third-party investments in our securitized accounts receivable under the U.S. program was $10 million and $30 million, recorded in short-term debt, at June 30, 2018 and December 31, 2017, respectively.
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
On December 14, 2017, we entered into a new accounts receivable factoring program in the U.S. with a commercial bank. Under this program, we sell receivables from one of our U.S. OE customers at a rate that is favorable versus our senior credit facility. This arrangement is uncommitted and provides for cancellation by the commercial bank with no less than 30 days prior written notice. The amount of outstanding third-party investments in our accounts receivable sold under this program was $122 million and $107 million at June 30, 2018 and December 31, 2017, respectively.
We also factor receivables in our European operations with regional banks in Europe under various separate facilities. The commitments for these arrangements are generally for one year, but some may be cancelled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon notification. The amount of outstanding third-party investments in our accounts receivable sold under programs in Europe was $255 million and $218 million at June 30, 2018 and December 31, 2017, respectively. Certain programs in Europe have deferred purchase price arrangements with the banks. We received cash to settle the deferred purchase price for $32 million and $27 million in the three month periods ended June 30, 2018 and 2017, respectively, and $66 million and $49 million in the six month periods ended June 30, 2018 and 2017, respectively.
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
In our U.S. accounts receivable securitization program, we transfer a partial interest in a pool of receivables and the interest that we retain is subordinate to the transferred interest. Accordingly, we account for our U.S. securitization program as a secured borrowing. In our U.S. and European accounts receivable factoring programs, we transfer accounts receivable in their entirety to the acquiring entities and satisfy all of the conditions established under ASC Topic 860, “Transfers and Servicing,” to report the transfer of financial assets in their entirety as a sale. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under our U.S. and European factoring programs approximates the fair value of such receivables. We recognized $1 million interest expense in each of the three month periods ended June 30, 2018 and 2017, and $2 million in each of the six month periods ended June 30, 2018 and 2017, relating to our U.S. securitization program. In addition, we recognized a loss of $2 million and $1 million in the three month periods ended June 30, 2018 and 2017, respectively, and $4 million and $2 million in the six month periods ended June 30, 2018 and 2017, respectively, on the sale of trade accounts receivable in our U.S. and European accounts receivable factoring programs, representing the discount from book values at which these receivables were sold to our banks. The remaining loss on receivables recognized is unrelated to the aforementioned factoring programs. The discount rate varies based on funding costs incurred by our banks, which averaged approximately two percent during both the first six months of 2018 and 2017 for the European programs and three percent and two percent during the first six months of 2018 and 2017, respectively, for the US program.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

(7)	Restructuring and Other Charges
Restructuring and Other Charges
Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business.
In the second quarter of 2018, we incurred $31 million in restructuring and related costs, primarily related to a headcount reduction at a Clean Air plant in Germany, the accelerated move of our Beijing Ride Performance plant, and other cost improvement initiatives. In the first six months of 2018, we incurred $43 million in restructuring and related costs, primarily related to the headcount reduction at a Clean Air plant in Germany, the accelerated move of our Beijing Ride Performance plant, and other cost improvement initiatives.
In the second quarter of 2017, we incurred $17 million in restructuring and related costs, including asset write-downs of $1 million, primarily related to closing a Clean Air manufacturing plant in Australia. In the first six months of 2017, we incurred $32 million in restructuring and related costs, including asset write-downs of $2 million, primarily related to closing a Clean Air Belgian JIT plant in response to the end of production on a customer platform, closing a Clean Air manufacturing plant in Australia and cost improvement initiatives in Europe.
The Company's restructuring and other charges are classified in the condensed consolidated statements of income (loss) as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Millions)
Cost of sales	$23	$12	$32	$23
Engineering, research, and development	—	—	1	—
Selling, general and administrative	8	4	10	7
Depreciation and amortization of other intangibles	—	1	—	2
	$31	$17	$43	$32
Other Structural Cost Reductions
The Company has also been tracking other costs unrelated to manufacturing operations, that are intended to support achievement of Acquisition synergies. These other costs were $9 million for each of the three and six month periods ended June 30, 2018, of which $4 million was recorded in engineering, research, and development and $5 million in selling, general and administrative expenses.
Amounts related to activities that were charged to our restructuring reserves, including costs incurred to support future structural cost reductions, are as follows:

	December 31, 2017 Restructuring Reserve	2018 Expenses	2018 Cash Payments	Impact of Exchange Rates	June 30, 2018 Restructuring Reserve
	(Millions)
Employee severance, termination benefits and other related costs	$25	$41	$(31)	$—	$35
Under the terms of our amended and restated senior credit agreement that took effect on May 12, 2017, we are allowed to exclude, at our discretion, (i) up to $35 million in 2017 and $25 million each year thereafter of cash restructuring charges and related expenses, with the ability to carry forward any amount not used in one year to the following year, and (ii) up to $150 million in the aggregate of all costs, expenses, fees, fines, penalties, judgments, legal settlements and other amounts associated with any restructuring, litigation, claim, proceeding or investigation related to or undertaken by us or any of our subsidiaries, together with any related provision for taxes, incurred for any quarterly period ending after May 12, 2017 in the calculation of the financial covenant ratios required under our senior credit facility. As of June 30, 2018, we elected not to exclude any of the $210 million of allowable cash charges and related expenses recognized in 2017 and in the first six months of 2018 for restructuring related costs and antitrust settlements against the $35 million annual limit for 2017, $25 million for 2018 and the $150 million aggregate limit available under the terms of the senior credit facility.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

(8)	Environmental Matters, Legal Proceedings and Product Warranties
We are involved in environmental remediation matters, legal proceedings, claims (including warranty claims) and investigations. These matters are typically incidental to the conduct of our business and create the potential for contingent losses. We accrue for contingent losses when our review of available facts indicates that it is probable a loss has been incurred and the amount of the loss is reasonably estimable. Each quarter we assess our loss contingencies based upon currently available facts, existing technology, presently enacted laws and regulations and taking into consideration the likely effects of inflation and other societal and economic factors and record adjustments to these reserves as required. As an example, we consider all available evidence, including prior experience in remediation of contaminated sites, other companies’ cleanup experiences and data released by the United States Environmental Protection Agency or other organizations when we evaluate our environmental remediation contingencies. All of our loss contingency estimates are subject to revision in future periods based on actual costs or new information. With respect to our environmental liabilities, where future cash flows are fixed or reliably determinable, we have discounted those liabilities. We evaluate recoveries separately from the liability and, when they are assured, recoveries are recorded and reported separately from the associated liability in our consolidated financial statements.
Environmental Matters
We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations. As of June 30, 2018, we have the obligation to remediate or contribute towards the remediation of certain sites, including one Federal Superfund site. Our aggregated estimated share of environmental remediation costs for all these sites on a discounted basis was approximately $17 million at June 30, 2018, of which $3 million is recorded in other current liabilities and $14 million is recorded in deferred credits and other liabilities in our consolidated balance sheet. For those locations where the liability was discounted, the weighted-average discount rate used was 2.6 percent. The undiscounted value of the estimated remediation costs was $21 million. Our expected payments of environmental remediation costs are estimated to be approximately $2 million in 2018, $3 million in 2019, $1 million each year beginning 2020 through 2022 and $13 million in aggregate thereafter.
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
Tenneco and certain of its competitors are also currently defendants in civil putative class action litigation, and are subject to similar claims filed by other plaintiffs, in the United States and Canada. More related lawsuits may be filed, including in other jurisdictions. Plaintiffs in these cases generally allege that defendants have engaged in anticompetitive conduct, in violation of federal and state laws, relating to the sale of automotive exhaust systems or components thereof. Plaintiffs seek to recover, on behalf of themselves and various purported classes of purchasers, injunctive relief, damages and attorneys’ fees. However, as explained above, because we received conditional leniency from the DOJ, our civil liability in U.S. follow on actions is limited to single damages and we will not be jointly and severally liable with the other defendants, provided that we have satisfied our obligations under the DOJ leniency agreement and approval is granted by the presiding court. Typically, exposure for follow-on actions in Canada is less than the exposure for U.S. follow-on actions.
Following the EC’s decision to administratively close its antitrust inquiry into exhaust systems in 2017, Tenneco’s receipt of conditional leniency from the DOJ in 2014 and discussions during the third quarter of 2017 following the appointment of a special settlement master in the civil putative class action cases pending against Tenneco and/or certain of its competitors in the U.S., Tenneco continues to vigorously defend itself and/or take actions to minimize its potential exposure to matters pertaining to the global antitrust investigation, including engaging in settlement discussions when it is in the best interests of the company and its stockholders. For example, in October 2017, Tenneco settled an administrative action brought by Brazil's competition authority for an amount that was not material. Additionally, in February 2018, Tenneco settled civil putative class action litigation in the United States brought by classes of indirect purchasers, end-payors and auto dealers. No other classes of plaintiffs have brought claims against Tenneco in the United States. Based upon those earlier developments, including settlement discussions, Tenneco established a reserve of $132 million in its second quarter 2017 financial results for settlement costs that were probable, reasonably estimable, and expected to be necessary to resolve Tenneco’s antitrust matters globally, which primarily involves the resolution of civil suits and related claims. Of the $132 million reserve that was established, $64 million has been paid life-to-date resulting in a remaining reserve of $68 million as of June 30, 2018, which is recorded in other current liabilities. While Tenneco continues to cooperate with certain competition agencies investigating possible violations of antitrust laws relating to products supplied by Tenneco, and the company may be subject to other civil lawsuits and/or related claims, no amount of this reserve is attributable to matters with the DOJ or the EC, and no such amount is expected based on current information.
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
Warranty Matters
We provide warranties on some of our products. The warranty terms vary but range from one year up to limited lifetime warranties on some of our premium aftermarket products. Provisions for estimated expenses related to product warranty are made at the time products are sold or when specific warranty issues are identified with our products. These estimates are established using historical information about the nature, frequency, and average cost of warranty claims. We actively study trends of our warranty claims and take action to improve product quality and minimize warranty claims. We believe that the warranty reserve is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the reserve. The reserve is included in both current and long-term liabilities on the condensed consolidated balance sheets.
Below is a table that shows the activity in the warranty accrual accounts:

	Six Months Ended June 30,
	2018	2017
	(Millions)
Beginning Balance January 1,	$26	$20
Accruals related to product warranties	8	11
Reductions for payments made	(5)	(4)
Ending Balance June 30,	$29	$27

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

(9)	Earnings Per Share
Earnings per share of common stock outstanding were computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Millions Except Share and Per Share Amounts)
Basic earnings (loss) per share —
Net income (loss) attributable to Tenneco Inc.	$50	$(3)	$108	$56
Weighted Average shares of common stock outstanding	51,258,668	53,505,341	51,232,639	53,662,375
Earnings (loss) per share of common stock	$0.98	$(0.05)	$2.12	$1.05
Diluted earnings (loss) per share —
Net income (loss) attributable to Tenneco Inc.	$50	$(3)	$108	$56
Weighted Average shares of common stock outstanding	51,258,668	53,505,341	51,232,639	53,662,375
Effect of dilutive securities:
Restricted stock	298,826	—	251,971	111,459
Stock options	49,730	—	61,405	179,084
Weighted Average shares of common stock outstanding including dilutive securities	51,607,224	53,505,341	51,546,015	53,952,918
Earnings (loss) per share of common stock	$0.98	$(0.05)	$2.10	$1.05

Options to purchase 123,947 and 834 shares of common stock were outstanding as of June 30, 2018 and 2017, respectively, but not included in the computation of diluted earnings per share because the options were anti-dilutive.

(10)	Common Stock
Equity Plans — We have granted a variety of awards, including common stock, restricted stock, restricted stock units, performance share units, stock appreciation rights (“SARs”), and stock options to our directors, officers, and employees.
Accounting Methods — We recorded no compensation expense in each of the three month periods ended June 30, 2018 and 2017, and no compensation expense and less than $1 million of compensation expense (net of tax) for the six month periods ended June 30, 2018 and 2017, respectively, related to nonqualified stock options as part of our selling, general and administrative expense. This had no impact on basic or diluted earnings per share for the three month periods ended June 30, 2018 and 2017 and six month period ended June 30, 2018 and a decrease of less than $0.01 in both basic and diluted earnings per share for the six month period ended June 30, 2017.
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
As of June 30, 2018, there was no unrecognized compensation cost related to our stock option awards.
Compensation expense for restricted stock, restricted stock units, long-term performance units, performance share units and SARs (net of tax) was $1 million and $2 million for the three month periods ended June 30, 2018 and 2017, respectively, and $4 million and $8 million for the six month periods ended June 30, 2018 and 2017, respectively, and was recorded in selling, general, and administrative expense.
Cash received from stock option exercises for the six month periods ended June 30, 2018 and 2017 was less than $1 million and $6 million, respectively.
Stock options exercised in the first six months of 2018 and 2017 generated a tax benefit of less than $1 million and $2 million, respectively.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

Stock Options — The following table reflects the status and activity for all options to purchase common stock for the period indicated:

	Six Months Ended June 30, 2018
	Shares Under Option	Weighted Avg. Exercise Prices	Weighted Avg. Remaining Life in Years	Aggregate Intrinsic Value
				(Millions)
Outstanding Stock Options
Outstanding, January 1, 2018	318,016	$43.60	2.6	$5
Exercised	(4,607)	26.78		—
Outstanding, March 31, 2018	313,409	43.84	2.1	4
Forfeited	(2,368)	54.34		—
Outstanding, June 30, 2018	311,041	$43.76	1.8	$2
There have been no stock options granted since 2015. Accordingly, no options vested during the six months period ended June 30, 2018. The total fair value of shares vested from options that were granted prior to 2015 for the six months period ended June 30, 2017 was $2 million.
Restricted Stock — The following table reflects the status for all nonvested restricted shares for the period indicated:

	Six Months Ended June 30, 2018
	Shares	Weighted Avg. Grant Date Fair Value
Nonvested Restricted Shares
Nonvested balance at January 1, 2018	410,251	$49.95
Granted	17,440	55.05
Vested	(168,409)	47.08
Forfeited	(5,108)	48.68
Nonvested balance at March 31, 2018	254,174	52.23
Granted	1,573	47.97
Vested	(60,434)	49.89
Forfeited	(2,482)	57.15
Nonvested balance at June 30, 2018	192,831	$53.14
The fair value of restricted stock grants is usually equal to the average of the high and low trading price of our stock on the date of grant. As of June 30, 2018, approximately $5 million of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of approximately 1.4 years. The total fair value of restricted shares vested was $11 million and $14 million at June 30, 2018 and 2017, respectively.
Share Repurchase Program — In January 2015, our Board of Directors approved a share repurchase program, authorizing our company to repurchase up to $350 million of our outstanding common stock over a three year period. In October 2015, our Board of Directors expanded this share repurchase program, authorizing the repurchase of an additional $200 million of the Company's outstanding common stock.
In February 2017, our Board of Directors authorized the repurchase of up to $400 million of the Company's outstanding common stock over the next three years, inclusive of $112 million that remained authorized under earlier repurchase programs. The Company anticipates acquiring the shares through open market or privately negotiated transactions, which will be funded through cash from operations. The repurchase program does not obligate the Company to repurchase shares within any specific time or situations, and opportunities in higher priority areas could affect the cadence of this program. We did not repurchase any shares through this program in the six months ended June 30, 2018. Since we announced the share repurchase program in January 2015, we have repurchased 11.3 million shares for $607 million through June 30, 2018.
Treasury shares were 14,592,888 shares at June 30, 2018 and December 31, 2017, respectively.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

Dividends — On February 1, 2017, Tenneco announced the reinstatement of a quarterly dividend program under which we expect to pay quarterly dividends of $0.25 per share on our common stock, representing planned annual dividends of $1.00 per share. We paid a quarterly dividend of $0.25 per share in each of the first and second quarters of 2017 and 2018. Dividends declared and paid were $25 million and $26 million in the six month periods ended June 30, 2018 and 2017, respectively. While we currently expect that comparable quarterly cash dividends will continue to be paid in the future, our dividend program and the payment of future cash dividends under the program are subject to continued capital availability, the judgment of our Board of Directors and our continued compliance with the provisions pertaining to the payment of dividends under our debt agreements.
Long-Term Performance Units, Performance Share Units, Restricted Stock Units and SARs — Long-term performance units, restricted stock units granted prior to 2018 and SARs are paid in cash and recognized as a liability based upon their fair value. Performance share units and restricted stock units granted in 2018 onward are settled in shares upon vesting and recognized in equity based on their fair value. As of June 30, 2018, $26 million of total unrecognized compensation costs is expected to be recognized over a weighted-average period of approximately 2 years.

(11)	Pension Plans, Postretirement and Other Employee Benefits
Net periodic pension costs and postretirement benefit costs consist of the following components:

	Three Months Ended June 30,
	Pension				Postretirement
	2018		2017		2018	2017
	US	Foreign	US	Foreign	US	US
	(Millions)
Service cost — benefits earned during the period	$—	$2	$—	$2	$—	$—
Interest cost (a)	2	3	2	3	1	2
Expected return on plan assets (a)	(3)	(5)	(3)	(11)	—	—
Net amortization:
Actuarial loss (a)	1	2	2	3	3	2
Prior service credit (a)	—	—	—	—	(1)	(1)
Net pension and postretirement costs	$—	$2	$1	$(3)	$3	$3

	Six Months Ended June 30,
	Pension				Postretirement
	2018		2017		2018	2017
	US	Foreign	US	Foreign	US	US
	(Millions)
Service cost — benefits earned during the period	$—	$5	$—	$4	$—	$—
Interest cost (a)	5	6	5	6	3	3
Expected return on plan assets (a)	(7)	(10)	(7)	(15)	—	—
Settlement loss (a)	—	—	6	—	—	—
Net amortization:
Actuarial loss (a)	2	4	3	5	4	3
Prior service credit (a)	—	—	—	—	(1)	(1)
Net pension and postretirement costs	$—	$5	$7	$—	$6	$5

(a) Recorded in other (expense) income.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

For the six months ended June 30, 2018, we made pension contributions of $1 million and $6 million for our domestic and foreign pension plans, respectively. Based on current actuarial estimates, we believe we will be required to contribute approximately $8 million for the remainder of 2018 for domestic and foreign plans. Pension contributions beyond 2018 will be required, but those amounts will vary based upon many factors including, for example, the performance of our pension fund investments during 2018.
We made postretirement contributions of approximately $4 million during the first six months of 2018. Based on current actuarial estimates, we believe we will be required to contribute approximately $5 million for the remainder of 2018.
In February 2016, the Company launched a voluntary program to buy out active employees and retirees who had earned benefits in the U.S. pension plans. This program was substantially completed and all cash payments were made from pension plan assets to those who elected to take the buyout as of June 30, 2017. In connection with this program, the Company contributed $10 million into the pension trust and recognized a non-cash settlement loss of $6 million in the first quarter of 2017.
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
Amounts recognized for pension and postretirement benefits in other comprehensive income for the three and six months ended June 30, 2018 and 2017 include the following components:

	Three Months Ended June 30,
	2018			2017
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before- Tax Amount	Tax Benefit	Net-of-Tax Amount
	(Millions)
Defined benefit pension and postretirement plans:
Amortization of prior service cost included in net periodic pension and postretirement cost	$(1)	$—	$(1)	$(1)	$—	$(1)
Amortization of actuarial loss included in net periodic pension and postretirement cost	6	(1)	5	7	(2)	5
Other comprehensive income (loss) – pension benefits	$5	$(1)	$4	$6	$(2)	$4

	Six Months Ended June 30,
	2018			2017
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before- Tax Amount	Tax Benefit	Net-of-Tax Amount
	(Millions)
Defined benefit pension and postretirement plans:
Amortization of prior service cost included in net periodic pension and postretirement cost	$(1)	$—	$(1)	$(1)	$—	$(1)
Amortization of actuarial loss included in net periodic pension and postretirement cost	10	(2)	8	11	(3)	8
Settlement charge	—	—	—	6	(2)	4
Other comprehensive income (loss) – pension benefits	$9	$(2)	$7	$16	$(5)	$11

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12)	New Accounting Pronouncements
Adoption of New Accounting Standards
In March 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The new guidance improves the presentation of net periodic pension and postretirement benefit costs. We retrospectively adopted this standard in the first quarter of 2018. We recorded other pension and postretirement costs of $3 million and $6 million in other income (expense) for the three and six month periods ended June 30, 2018, respectively. Prior to adoption, this amount would have been recorded in selling, general, and administrative expenses and cost of sales in the condensed consolidated statements of income (loss). Prior year net pension and postretirement (benefits) costs of $(2) million and $7 million for the three and six month periods ended June 30, 2017, respectively, have been reclassified from selling, general, and administrative expenses and cost of sales to other income (expense) to conform to the current year presentation. Of the $7 million adjustment for the six month period ended June 30, 2017, $6 million was a non-cash charge related to a voluntary program to buy out active employees and retirees who had earned benefits in the U.S. pension plans.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash (Topic 230) to eliminate diversity in practice in the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. We retrospectively adopted this standard in the first quarter of 2018 with no material impact. Prior year amounts have been reclassified to conform to current year presentation.
In October 2016, the FASB issued ASU 2016-16, Income Taxes - Intra Entity Transfers of Assets Other Than Inventory (Topic 740). The standard changed the accounting for income taxes when a company transfers certain tangible and intangible assets, such as equipment or intellectual property, between entities in different tax jurisdictions. The standard did not change the current accounting for the income taxes related to transfers of inventory. We adopted this standard on January 1, 2018 using the modified retrospective method. The cumulative effect of the adoption was recognized as a decrease to retained earnings (accumulated deficit) of $2 million.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of certain cash receipts and cash payments (Topic 230). This update addressed eight specific cash flow issues with the objective of reducing the diversity in practice. We retrospectively adopted this standard in the first quarter of 2018. We recorded $32 million and $66 million as an investing activity in the condensed consolidated statements of cash flows for the cash we received to settle the deferred purchase price of factored receivables for the three and six month periods ended June 30, 2018, respectively. Prior to adoption, this amount would have been recorded as an operating activity. Prior period amounts of $27 million and $49 million for the three and six month periods ended June 30, 2017, respectively, have been reclassified from operating to investing activities to conform to the current year presentation.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), an amendment on revenue recognition. The amendment in this update created Topic 606, Revenue from Contracts with Customers, and superseded the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendment superseded the cost guidance in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts, and created a new Subtopic 340-40, Other Assets and Deferred Costs-Contracts with Customers. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted Topic 606 on January 1, 2018, using the modified retrospective method. The cumulative effect of the adoption was recognized as an increase to retained earnings (accumulated deficit) of $1 million on January 1, 2018. Please refer to Note 15, Revenue for further discussion of the adoption of this standard.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounting Standards Issued But Not Yet Adopted
In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220). The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments allow for an election to eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this update also require certain disclosures about stranded tax effects. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We are currently evaluating the potential impact of this new guidance on the Company's consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update supersedes the lease requirements in Topic 840, Leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flow arising from a lease. For public business entities, the standard is effective for financial statements issued for annual periods beginning after December 15, 2018, and interim periods within those annual periods. We will adopt this amendment on January 1, 2019. We are currently undertaking a process to quantify the impact that this standard will have on our condensed consolidated financial statements, including reviewing our lease arrangements, as well as working through system implementation steps and assessing our procedural and policy requirements. At a minimum, in the period the ASU is adopted, total assets and total liabilities will increase in the condensed consolidated balance sheet as a result of recognizing right-of-use assets and liabilities for our operating lease obligations.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

(13)	Segment Information
In the first quarter of 2018, the Company revised its reportable segments to consist of the following three segments: Clean Air, Ride Performance and Aftermarket. The new reportable segments, which are also the Company's operating segments, align with how the Chief Operating Decision Maker allocates resources and assesses performance against the Company’s key growth strategies. Costs related to other business activities, primarily corporate headquarter functions, are disclosed separately from the three operating segments as "Other." We evaluate segment performance based primarily on earnings before interest expense, income taxes, and noncontrolling interests. Products are transferred between segments and geographic areas on a basis intended to reflect as nearly as possible the “market value” of the products. Prior period segment information has been retrospectively revised to reflect our current segmentation. These changes also resulted in changes to the Company's reporting units. The Company allocated goodwill to its new reporting units in the first quarter of 2018, using a relative fair value approach, assessed potential goodwill impairment for all reporting units immediately before and immediately after the reallocation, and determined that no impairment existed.
The following table summarizes certain Tenneco Inc. segment information:

	Segments
	Clean Air	Ride Performance	Aftermarket	Total	Other	Reclass & Elims	Total
	(Millions)
At June 30, 2018 and for the Three Months Ended June 30, 2018
Revenues from external customers	$1,694	$506	$337	$2,537	$—	$—	$2,537
Intersegment revenues	13	14	13	40	—	(40)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	105	5	50	160	(47)	—	113
Total assets	2,957	1,094	896	4,947	—	56	5,003
At June 30, 2017 and for the Three Months Ended June 30, 2017
Revenues from external customers	$1,539	$442	$336	$2,317	$—	$—	$2,317
Intersegment revenues	17	13	10	40	—	(40)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	106	18	54	178	(151)	—	27
Total assets	2,907	1,075	872	4,854	—	27	4,881
At June 30, 2018 and for the Six Months Ended June 30, 2018
Revenues from external customers	$3,450	$1,019	$642	$5,111	$—	$—	$5,111
Intersegment revenues	28	29	23	80	—	(80)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	224	13	85	322	(92)	—	230
Total assets	2,957	1,094	896	4,947	—	56	5,003
At June 30, 2017 and for the Six Months Ended June 30, 2017
Revenues from external customers	$3,094	$870	$645	$4,609	$—	$—	$4,609
Intersegment revenues	42	28	21	91	—	(91)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	200	45	96	341	(193)	—	148
Total assets	2,907	1,075	872	4,854	—	27	4,881

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30, 2018
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$1,028	$1,509	$—	$—	$2,537
Affiliated companies	134	156	—	(290)	—
	1,162	1,665	—	(290)	2,537
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	986	1,463	—	(290)	2,159
Engineering, research, and development	19	23	—	—	42
Selling, general, and administrative	81	75	—	—	156
Depreciation and amortization of other intangibles	22	37	—	—	59
	1,108	1,598	—	(290)	2,416
Other (expense) income
Loss on sale of receivables	(2)	—	—	—	(2)
Other (expense) income	(18)	22	—	(10)	(6)
	(20)	22	—	(10)	(8)
Earnings before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	34	89	—	(10)	113
Interest expense —
External (net of interest capitalized)	8	3	9	—	20
Affiliated companies (net of interest income)	(4)	—	4	—	—
Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	30	86	(13)	(10)	93
Income tax (benefit) expense	(2)	29	—	—	27
Equity in net income from affiliated companies	39	—	63	(102)	—
Net income	71	57	50	(112)	66
Less: Net income attributable to noncontrolling interests	—	16	—	—	16
Net income attributable to Tenneco Inc.	$71	$41	$50	$(112)	$50
Comprehensive income (loss) attributable to Tenneco Inc.	$71	$41	$(39)	$(112)	$(39)

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30, 2017
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$1,023	$1,294	$—	$—	$2,317
Affiliated companies	141	172	—	(313)	—
	1,164	1,466	—	(313)	2,317
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	986	1,276	—	(313)	1,949
Engineering, research, and development	19	17	—	—	36
Selling, general, and administrative	183	69	—	—	252
Depreciation and amortization of other intangibles	21	34	—	—	55
	1,209	1,396	—	(313)	2,292
Other income (expense)
Loss on sale of receivables	(1)	—	—	—	(1)
Other income	5	13	—	(15)	3
	4	13	—	(15)	2
(Loss) earnings before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	(41)	83	—	(15)	27
Interest expense —
External (net of interest capitalized)	3	2	15	—	20
Affiliated companies (net of interest income)	(4)	2	2	—	—
(Loss) earnings before income taxes, noncontrolling interests, and equity in net income from affiliated companies	(40)	79	(17)	(15)	7
Income tax expense (benefit)	3	(11)	—	—	(8)
Equity in net income from affiliated companies	60	—	14	(74)	—
Net income (loss)	17	90	(3)	(89)	15
Less: Net income attributable to noncontrolling interests	—	18	—	—	18
Net income (loss) attributable to Tenneco Inc.	$17	$72	$(3)	$(89)	$(3)
Comprehensive income attributable to Tenneco Inc.	$17	$72	$33	$(89)	$33

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Six Months Ended June 30, 2018
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$2,060	$3,051	$—	$—	$5,111
Affiliated companies	257	312	—	(569)	—
	2,317	3,363	—	(569)	5,111
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	1,994	2,932	—	(569)	4,357
Engineering, research, and development	37	46	—	—	83
Selling, general, and administrative	155	154	—	—	309
Depreciation and amortization of other intangibles	44	74	—	—	118
	2,230	3,206	—	(569)	4,867
Other (expense) income
Loss on sale of receivables	(4)	(1)	—	—	(5)
Other (expense) income	(30)	31	—	(10)	(9)
	(34)	30	—	(10)	(14)
Earnings before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	53	187	—	(10)	230
Interest expense —
External (net of interest capitalized)	16	5	19	—	40
Affiliated companies (net of interest income)	(7)	—	7	—	—
Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	44	182	(26)	(10)	190
Income tax (benefit) expense	(1)	53	—	—	52
Equity in net income from affiliated companies	84	—	134	(218)	—
Net income	129	129	108	(228)	138
Less: Net income attributable to noncontrolling interests	—	30	—	—	30
Net income attributable to Tenneco Inc.	$129	$99	$108	$(228)	$108
Comprehensive income attributable to Tenneco Inc.	$129	$99	$41	$(228)	$41

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Six Months Ended June 30, 2017
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$2,041	$2,568	$—	$—	$4,609
Affiliated companies	285	354	—	(639)	—
	2,326	2,922	—	(639)	4,609
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	1,978	2,539	—	(639)	3,878
Engineering, research, and development	39	36	—	—	75
Selling, general, and administrative	251	142	—	—	393
Depreciation and amortization of other intangibles	42	65	—	—	107
	2,310	2,782	—	(639)	4,453
Other (expense) income
Loss on sale of receivables	(1)	(1)	—	—	(2)
Other (expense) income	(12)	21	—	(15)	(6)
	(13)	20	—	(15)	(8)
Earnings before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	3	160	—	(15)	148
Interest expense —
External (net of interest capitalized)	3	2	30	—	35
Affiliated companies (net of interest income)	(7)	3	4	—	—
Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	7	155	(34)	(15)	113
Income tax expense	11	14	—	—	25
Equity in net income from affiliated companies	88	—	90	(178)	—
Net income	84	141	56	(193)	88
Less: Net income attributable to noncontrolling interests	—	32	—	—	32
Net income attributable to Tenneco Inc.	$84	$109	$56	$(193)	$56
Comprehensive income attributable to Tenneco Inc.	$84	$109	$120	$(193)	$120

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

BALANCE SHEET

	June 30, 2018
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$2	$233	$—	$—	$235
Restricted cash	—	2	—	—	2
Receivables, net	456	1,664	—	(678)	1,442
Inventories	391	507	—	—	898
Prepayments and other	128	220	—	—	348
Total current assets	977	2,626	—	(678)	2,925
Other assets:
Investment in affiliated companies	1,403	—	1,318	(2,721)	—
Notes and advances receivable from affiliates	801	20,311	3,944	(25,056)	—
Long-term receivables, net	11	1	—	—	12
Goodwill	21	26	—	—	47
Intangibles, net	5	16	—	—	21
Deferred income taxes	170	45	—	—	215
Other	70	88	—	—	158
	2,481	20,487	5,262	(27,777)	453
Plant, property, and equipment, at cost	1,534	2,493	—	—	4,027
Less — Accumulated depreciation and amortization	(959)	(1,443)	—	—	(2,402)
	575	1,050	—	—	1,625
Total assets	$4,033	$24,163	$5,262	$(28,455)	$5,003
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)
Short-term debt — non-affiliated	$—	$63	$15	$—	$78
Short-term debt — affiliated	396	155	—	(551)	—
Accounts payable	689	1,245	—	(121)	1,813
Accrued taxes	5	37	—	—	42
Other	217	242	12	(6)	465
Total current liabilities	1,307	1,742	27	(678)	2,398
Long-term debt — non-affiliated	657	9	715	—	1,381
Long-term debt — affiliated	1,082	20,171	3,803	(25,056)	—
Deferred income taxes	—	11	—	—	11
Pension and postretirement benefits and other liabilities	290	124	—	—	414
Total liabilities	3,336	22,057	4,545	(25,734)	4,204
Redeemable noncontrolling interests	—	38	—	—	38
Tenneco Inc. shareholders’ equity	697	2,024	717	(2,721)	717
Noncontrolling interests	—	44	—	—	44
Total equity	697	2,068	717	(2,721)	761
Total liabilities, redeemable noncontrolling interests and equity	$4,033	$24,163	$5,262	$(28,455)	$5,003

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Three Months Ended June 30, 2018
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$106	$(19)	$—	$(9)	$78
Investing Activities
Proceeds from sale of assets	1	2	—	—	3
Cash payments for plant, property, and equipment	(33)	(47)	—	—	(80)
Cash payments for software related intangible assets	(4)	(1)	—	—	(5)
Proceeds from deferred purchase price of factored receivables	—	32	—	—	32
Other	2	—	—	—	2
Net cash used by investing activities	(34)	(14)	—	—	(48)
Financing Activities
Issuance of common shares	—	—	1	—	1
Cash dividends	—	—	(12)	—	(12)
Retirement of long-term debt - net	(4)	(2)	—	—	(6)
Debt issuance cost for long-term debt	(2)	—	—	—	(2)
Net decrease in bank overdrafts	—	(3)	—	—	(3)
Net (decrease) increase in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivables	(43)	15	(1)	—	(29)
Net increase in short-term borrowings secured by account receivables	10	—	—	—	10
Intercompany dividend payments and net (decrease) increase in intercompany obligations	(35)	13	13	9	—
Distributions to noncontrolling interest partners	—	(28)	—	—	(28)
Net cash (used) provided by financing activities	(74)	(5)	1	9	(69)
Effect of foreign exchange rate changes on cash and cash equivalents	—	(14)	—	—	(14)
(Decrease) increase in cash and cash equivalents and restricted cash	(2)	(52)	1	—	(53)
Cash, cash equivalents and restricted cash, April 1	5	286	(1)	—	290
Cash, cash equivalents and restricted cash, June 30 (Note)	$3	$234	$—	$—	$237

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Three Months Ended June 30, 2017
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$104	$2	$(7)	$(7)	$92
Investing Activities
Proceeds from sale of assets	1	2	—	—	3
Proceeds from sale of equity interest	—	9	—	—	9
Cash payments for plant, property, and equipment	(39)	(51)	—	—	(90)
Cash payments for software related intangible assets	(4)	(2)	—	—	(6)
Proceeds from deferred purchase price of factored receivables	—	27	—	—	27
Other	(4)	—	—	—	(4)
Net cash used by investing activities	(46)	(15)	—	—	(61)
Financing Activities
Cash dividends	—	—	(13)	—	(13)
Retirement of long-term debt - net	—	(2)	—	—	(2)
Issuance of long-term debt - net	400	—	(264)	—	136
Debt issuance cost for long-term debt	(8)	—	—	—	(8)
Purchase of common stock under the share repurchase program	—	—	(44)	—	(44)
Net decrease in bank overdrafts	—	(12)	—	—	(12)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivables	369	(6)	(420)	—	(57)
Intercompany dividend payments and net (decrease) increase in intercompany obligations	(821)	66	748	7	—
Distributions to noncontrolling interest partners	—	(33)	—	—	(33)
Net cash (used) provided by financing activities	(60)	13	7	7	(33)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	(7)	—	—	(7)
Decrease in cash, cash equivalents and restricted cash	(2)	(7)	—	—	(9)
Cash, cash equivalents and restricted cash, April 1	6	338	—	—	344
Cash, cash equivalents and restricted cash, June 30 (Note)	$4	$331	$—	$—	$335

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2018
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$79	$13	$(5)	$(9)	$78
Investing Activities
Proceeds from sale of assets	1	4	—	—	5
Cash payments for plant, property, and equipment	(71)	(93)	—	—	(164)
Cash payments for software related intangible assets	(6)	(4)	—	—	(10)
Proceeds from deferred purchase price of factored receivables	—	66	—	—	66
Other	2	—	—	—	2
Net cash used by investing activities	(74)	(27)	—	—	(101)
Financing Activities
Repurchase of common shares	—	—	(1)	—	(1)
Cash dividends	—	—	(25)	—	(25)
Retirement of long-term debt - net	(9)	(3)	—	—	(12)
Debt issuance cost for long-term debt	(2)	—	—	—	(2)
Net decrease in bank overdrafts	—	(7)	—	—	(7)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivables	54	(20)	14	—	48
Net decrease in short-term borrowings secured by accounts receivables	(20)	—	—	—	(20)
Intercompany dividend payments and net (decrease) increase in intercompany obligations	(32)	6	17	9	—
Distributions to noncontrolling interest partners	—	(28)	—	—	(28)
Net cash (used) provided by financing activities	(9)	(52)	5	9	(47)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	(11)	—	—	(11)
Decrease in cash, cash equivalents and restricted cash	(4)	(77)	—	—	(81)
Cash, cash equivalents and restricted cash, January 1	7	311	—	—	318
Cash, cash equivalents and restricted cash, June 30 (Note)	$3	$234	$—	$—	$237

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2017
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$63	$26	$(21)	$(7)	$61
Investing Activities
Proceeds from sale of assets	3	3	—	—	6
Proceeds from sale of equity interest	—	9	—	—	9
Cash payments for plant, property, and equipment	(81)	(112)	—	—	(193)
Cash payments for software related intangible assets	(6)	(6)	—	—	(12)
Proceeds from deferred purchase price of factored receivables	—	49	—	—	49
Other	(4)	—	—	—	(4)
Net cash used by investing activities	(88)	(57)	—	—	(145)
Financing Activities
Repurchase of common shares	—	—	(3)	—	(3)
Cash dividends	—	—	(26)	—	(26)
Retirement of long-term debt - net	—	(2)	(6)	—	(8)
Issuance of long-term debt - net	400	—	(264)	—	136
Debt issuance cost for long-term debt	(8)	—	—	—	(8)
Purchase of common stock under the share repurchase program	—	—	(60)	—	(60)
Net decrease in bank overdrafts	—	(9)	—	—	(9)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivables	369	14	(323)	—	60
Net increase in short-term borrowings secured by accounts receivables	—	—	20	—	20
Intercompany dividend payments and net (decrease) increase in intercompany obligations	(741)	51	683	7	—
Distributions to noncontrolling interest partners	—	(33)	—	—	(33)
Net cash provided by financing activities	20	21	21	7	69
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	1	—	—	1
Decrease in cash, cash equivalents and restricted cash	(5)	(9)	—	—	(14)
Cash, cash equivalents and restricted cash, January 1	9	340	—	—	349
Cash, cash equivalents and restricted cash, June 30 (Note)	$4	$331	$—	$—	$335

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

(15)	Revenue
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
(a) Cumulative effect of adopting Accounting Standard Update 2016-16, Income Taxes - Intra Entity Transfers of Assets Other Than Inventory (Topic 740). See Note 12, New Accounting Pronouncements for further information.
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
Performance Obligations
The Company generates revenue through the design, manufacture, and sale of clean air and ride performance systems and products for light vehicle, commercial truck, off-highway and other applications. We recognize revenue for sales to our OE and aftermarket customers when transfer of control of the related good or service has occurred. Revenue from most of OE and aftermarket goods and services is transferred to customers occurs at a point in time. Contract terms with certain of our OE customers results in products and services being transferred over time due to the customized nature of some of our products together with contractual provisions in certain of our customer contracts that provide us with an enforceable right to payment for performance completed to date.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

Under typical terms, we do not have the right to consideration until the time of shipment from our plants or distribution center or the time of delivery to our customers. The timing of revenue recognition from products transferred to customers over time may be slightly accelerated compared to our right to consideration at the time of shipment or delivery. We invoice the customer once transfer of control has occurred and we have a right to payment. Our typical payment terms vary based on the customer and the type of goods and services in the contract. The period of time between invoicing and when payment is due is not significant. Amounts billed and due from our customers are classified as receivables on the balance sheet. As our standard payment terms are less than one year, we have elected the practical expedient under ASC paragraph 606-10-32-18 to not assess whether a contract has a significant financing component.
Original Equipment
In a typical arrangement with an OE customer, purchase orders are issued for pre-production activities, which consist of engineering, design and development, tooling, and prototypes for the manufacture and delivery of component parts. We have concluded that these activities are not in the scope of ASC Topic 606 and for that reason, the Company has not made any changes to how it accounts for reimbursable pre-production costs, currently accounted for as a cost reduction. Generally, in connection with the sale of exhaust systems to certain OE manufacturers, we purchase catalytic converters and diesel particulate filters or components thereof including precious metals (“substrates”) on behalf of our customers which are used in the assembled system. These substrates are included in our inventory and are “passed through” to the customer at our cost, plus a small margin. Since we take title to the substrate inventory and have responsibility for both the delivery and quality of the finished product including the substrates, the revenues and related expenses are recorded gross. Revenues recognized for substrate sales were $621 million and $541 million for the three month periods ended June 30, 2018 and 2017, respectively, and $1,273 million and $1,088 million for the six month periods ended June 30, 2018 and 2017, respectively.
Due to the highly customized nature of certain finished components for our OE customers, revenue is recognized over time, consistent with the transfer of control of an asset with limited alternative use, and the Company having an enforceable right to payment for performance completed to date. We consider an input measure (e.g., costs incurred to date relative to total estimated costs at completion) as a fair measure of progress for the recognition of over time revenue associated with these customized parts. A cost measure best depicts the means of transfer of goods to the customer, which occurs as we incur costs to fulfill contracts. Total revenue recognized over time for such customized parts totaled less than $1 million and $2 million for the three and six month periods ended June 30, 2018, respectively.
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
Aftermarket
Our aftermarket customers take delivery of finished components, which are recognized as revenue at the time the customer takes possession, which is usually at the time of shipment. This determination is based on applicable shipping terms as well as the consideration of other indicators, including timing of when the Company has a present right to payment, when physical possession of products is transferred to customers, when the customer has the significant risks and rewards of ownership of the asset, and any provisions in contracts regarding customer acceptance. While unit prices are generally fixed, for certain of our aftermarket customers, we provide for variable consideration, typically in the form of promotional incentives and returns at the time of sale. Expected values are based upon the contractual terms of the incentives and historical experience with returns. In most cases, we are able to derive the expected value of variable consideration at a level to conclude it is probable that a significant revenue reversal will not occur in future periods. In cases where the high threshold for recognition is not established, such amounts will be constrained and recognized when the uncertainty underlying the constraint is resolved. Certain aftermarket contracts with customers include terms and conditions that provide for inventory adjustments that result in a customer right of return that should be accounted for on a gross basis. For these contracts we have recorded a refund liability and inventory return asset.
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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

The Company applies the practical expedient in ASC paragraph 606-10-50-14 and does not disclose information about the remaining performance obligations that have original expected durations of one year or less.
Disaggregation of revenue
Revenue from contracts with customers is disaggregated by product lines, as it depicts the nature and amount of the Company’s revenue that is aligned with the Company's key growth strategies. In the following table, revenue is disaggregated accordingly:

	Three Months Ended June 30, 2018
		Substrate	Value-add
	Total Revenues	Sales	Revenues
	(Millions)
Clean Air	$1,694	$621	$1,073
Ride Performance	506	—	506
Aftermarket	337	—	337
Total Tenneco Inc.	$2,537	$621	$1,916

	Six Months Ended June 30, 2018
		Substrate	Value-add
	Total Revenues	Sales	Revenues
	(Millions)
Clean Air	$3,450	$1,273	$2,177
Ride Performance	1,019	—	1,019
Aftermarket	642	—	642
Total Tenneco Inc.	$5,111	$1,273	$3,838

Changes to policies related to revenue recognition under ASC Topic 606
Upon the adoption of ASC Topic 606, there was a change in the pattern of revenue recognition for certain customized parts. Under ASC Topic 605, revenue was recognized for these customized parts when title and risk of loss passed to the customers under the terms of our arrangements with those customers, which was usually at the time of shipment from our plants or distribution centers. As a result of the adoption, the revenue from these contracts will now be recognized over time because the customized parts are considered to be assets with limited alternative use and the Company has an enforceable right to payment for work completed to date. The Company considers the costs incurred (input method) as a fair measure of progress for the over time recognition of revenue associated with these customized parts.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

The following tables summarize the impacts of adopting ASC Topic 606 on the Company’s consolidated financial statements for the three and six month periods ended June 30, 2018:

	For the Three Months Ended June 30, 2018
	As Reported	Balances Without Adoption of ASC Topic 606	Effect of Change Higher/(Lower)
		(Millions)
Income Statement
Revenues
Net sales and operating revenues	$2,537	$2,537	$—
Cost and expenses
Cost of sales (exclusive of depreciation and amortization)	2,159	2,159	—

	For the Six Months Ended June 30, 2018
	As Reported	Balances Without Adoption of ASC Topic 606	Effect of Change Higher/(Lower)
		(Millions)
Income Statement
Revenues
Net sales and operating revenues	$5,111	$5,109	$2
Cost and expenses
Cost of sales (exclusive of depreciation and amortization)	4,357	4,355	2

	June 30, 2018
	As Reported	Balances Without Adoption of ASC Topic 606	Effect of Change Higher/(Lower)
		(Millions)
Balance Sheet
Assets
Inventory	$898	$906	$(8)
Prepayments and other (including contract assets)	348	328	20
Liabilities
Accrued Liabilities	326	315	11
Equity
Retained earnings (accumulated deficit)	(864)	(865)	1

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

	For the Three Months Ended June 30, 2018
	As Reported	Balances Without Adoption of ASC Topic 606	Effect of Change Higher/(Lower)
		(Millions)
Cash Flows
Operating Activities
Increase in inventories	$19	$27	$(8)
Increase in prepayments and other current assets	25	5	20
Increase in other current liabilities	33	22	11

	For the Six Months Ended June 30, 2018
	As Reported	Balances Without Adoption of ASC Topic 606	Effect of Change Higher/(Lower)
		(Millions)
Cash Flows
Operating Activities
Increase in inventories	$53	$61	$(8)
Increase in prepayments and other current assets	70	50	20
Increase in other current liabilities	30	19	11

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As you read the following review of our financial condition and results of operations, you should also read our condensed consolidated financial statements and related notes included in Item I of this quarterly report on Form 10-Q and the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.
Executive Summary
We are one of the world's leading manufacturers of clean air and ride performance products and systems for light vehicle, commercial truck and off-highway applications. We also engineer, manufacture, market and distribute leading, brand-name products to a diversified and global aftermarket customer base. Both original equipment (OE) vehicle designers and manufacturers and the repair and replacement markets, or aftermarket, are served globally through leading brands, including Monroe®, Rancho®, Clevite® Elastomers, Axios™, Kinetic® and Fric-Rot™ ride performance products and Walker®, XNOx®, Fonos™, DynoMax® and Thrush® clean air products. We serve more than 80 different original equipment manufacturers and commercial truck and off-highway engine manufacturers, and our products are included on six of the top 10 car models produced for sale in Europe and nine of the top 10 light truck models produced for sale in North America for 2017. Our aftermarket customers are comprised of full-line and specialty warehouse distributors, retailers, jobbers, installer chains and car dealers. As of December 31, 2017, we operated 92 manufacturing facilities worldwide and employed approximately 32,000 people to service our customers' demands.
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
For the second quarter of 2018, light vehicle production was up ten percent in South America, up 14 percent in India, up four percent in Europe, and up nine percent in China compared to the second quarter of 2017. Light vehicle production was down three percent in North America when compared to the second quarter of 2017. For the first six months of 2018, light vehicle production was up 11 percent in South America, up 12 percent in India, up two percent in Europe, and up three percent in China compared to the first six months of 2017. Light vehicle production was down three percent in North America when compared to the first six months of 2017.
In the first quarter of 2018, we changed our reportable segments. The new reporting segments (Clean Air, Ride Performance and Aftermarket) align with how the Chief Operating Decision Maker allocates resources and assesses performance against the Company’s key growth strategies. Costs related to other business activities, primarily corporate headquarter functions, are disclosed separately from the three operating segments as "Other." Prior period segmentation has been revised to conform to current year presentation.
On April 10, 2018, we entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Federal-Mogul LLC ("Federal-Mogul"), American Entertainment Properties Corp. (“AEP”), and Icahn Enterprises L.P. (“IEP”), pursuant to which we will acquire Federal-Mogul (the “Acquisition”). Following the closing of the Acquisition, we agreed to use our reasonable best efforts to pursue the separation of the combined company’s powertrain technology business and its aftermarket & ride performance business into two separate, publicly traded companies in a spin-off transaction that is expected to be treated as a tax-free reorganization for U.S. federal income tax purposes (the “Spin-Off” and, together with the Acquisition, the “Transaction”). See Note 2, Pending Acquisition of Federal-Mogul to our condensed consolidated financial statements.
With the Acquisition expected to close in the fourth quarter of 2018 and the Spin-Off expected to occur in the second half of 2019, we anticipate incurring additional expenses related to the cost of both transactions.

Results of Operations
For the Three Months Ended June 30, 2018 and 2017
Total revenues for the second quarter of 2018 were $2,537 million, up nine percent from $2,317 million in the second quarter of 2017 on strong global light vehicle and commercial truck, off-highway and other vehicle revenues, driven by Clean Air and Ride Performance product lines. Excluding the impact of currency and substrate sales, revenue was up $113 million, or six percent, from $1,776 million to $1,889 million. The increase in revenues was driven primarily by stronger OE light vehicle volumes, higher commercial truck, off-highway and other vehicle revenues and new platforms.
Cost of sales (exclusive of depreciation and amortization): Cost of sales for the second quarter of 2018 was $2,159 million, or 85.1 percent of sales, compared to $1,949 million, or 84.1 percent of sales in the second quarter of 2017. The following table lists the primary drivers behind the change in cost of sales ($ millions).

Quarter ended June 30, 2017	$1,949
Volume and mix	176
Currency exchange rates	31
Restructuring and other charges	11
Other costs	(8)
Quarter ended June 30, 2018	$2,159

The increase in cost of sales was mainly due to the year-over-year increase in volume and the impact of currency exchange rates.
Gross margin: Revenue less cost of sales for the second quarter of 2018 was $378 million, or 14.9 percent, versus $368 million, or 15.9 percent, in the second quarter of 2017. The effect on gross margin resulting from year-over-year increase in volume and favorable currency impact was partially offset by price reductions and unfavorable mix.
Engineering, research and development: Engineering, research and development expense was $42 million and $36 million in the second quarters of 2018 and 2017, respectively. Included in the second quarter of 2018 was $4 million of costs incurred to support future structural cost reductions in anticipation of the Federal-Mogul acquisition.
Selling, general and administrative (SG&A): SG&A expense was down $96 million in the second quarter of 2018, at $156 million compared to $252 million in the second quarter of 2017. Included in the second quarter of 2018 was $18 million of advisory expenses related to the Acquisition of Federal-Mogul and $8 million related to restructuring and related expenses, while 2017 included a $132 million antitrust settlement accrual and $4 million related to restructuring and related expenses.
Depreciation and amortization: Depreciation and amortization expense was $59 million in the second quarter of 2018, compared to $55 million in the second of quarter of 2017.
Earnings before interest expense, taxes and noncontrolling interests (“EBIT”) was $113 million for the second quarter of 2018, an increase of $86 million when compared to $27 million in the second quarter of the prior year. Higher OE light vehicle volumes, increased commercial truck, off-highway and other vehicle revenues, new platforms and $4 million of favorable currency impact were partially offset by price reductions, unfavorable mix, higher restructuring and related expenses, acquisition related costs, and continued investments in growth for new programs. EBIT in the second quarter of 2017 also included a $132 million antitrust settlement accrual.

For the Six Months Ended June 30, 2018 and 2017
Total revenues for the first six months of 2018 were $5,111 million, up 11 percent from $4,609 million in the first six months of 2017 on strong global light vehicle and commercial truck, off-highway and other vehicle revenues, driven by Clean Air and Ride Performance product lines. Excluding the impact of currency and substrate sales, revenue was up $190 million, or five percent, from $3,521 million to $3,711 million. The increase in revenues was driven primarily by stronger OE light vehicle volumes, higher commercial truck, off-highway and other vehicle revenues and new platforms, partially offset by lower aftermarket revenues.
Cost of sales (exclusive of depreciation and amortization): Cost of sales for the first six months of 2018 was $4,357 million, or 85.2 percent of sales, compared to $3,878 million, or 84.1 percent of sales in the first six months of 2017. The following table lists the primary drivers behind the change in cost of sales ($ millions).

Six months ended June 30, 2017	$3,878
Volume and mix	321
Material	1
Currency exchange rates	147
Restructuring and other charges	9
Other costs	1
Six months ended June 30, 2018	$4,357

The increase in cost of sales was mainly due to the year-over-year increase in volume and the impact of currency exchange rates.
Gross margin: Revenue less cost of sales for the first six months of 2018 was $754 million, or 14.8 percent, versus $731 million, or 15.9 percent, in the first six months of 2017. The effect on gross margin resulting from year-over-year increase in volume and favorable currency impact was partially offset by price reductions and unfavorable mix.
Engineering, research and development: Engineering, research and development expense was $83 million and $75 million in the first six months of 2018 and 2017, respectively. Included in the first six months of 2018 was $4 million of costs incurred to support future structural cost reductions in anticipation of the Federal-Mogul acquisition.
SG&A: SG&A expense was down $84 million in the first six months of 2018, at $309 million compared to $393 million in the first six months of 2017. Included in the first six months of 2018 was $31 million of advisory expenses related to the Acquisition of Federal-Mogul and $10 million related to restructuring and related expenses, while 2017 included a $132 million antitrust settlement accrual.
Depreciation and amortization: Depreciation and amortization expense was $118 million in the first six months of 2018, compared to $107 million in the first six months of 2017.
EBIT was $230 million for the first six months of 2018, an increase of $82 million when compared to $148 million in the first six months of the prior year. Higher OE light vehicle volumes, increased commercial truck, off-highway and other vehicle revenues, new platforms and $17 million of favorable currency impact were partially offset by lower aftermarket revenues, unfavorable mix, price reductions, higher restructuring and related expenses, acquisition related costs and continued investments in growth for new programs. EBIT in the first six months of 2017 also included a $132 million antitrust settlement accrual and $11 million charges related to pension derisking and the acceleration of restricted stock vesting.

Overview of Net Sales and Operating Revenues
An element of the revenues of our Clean Air segment is derived from substrate sales. Substrates are porous ceramic filters coated with a catalyst - typically, precious metals such as platinum, palladium and rhodium. While we generally have primary design, engineering and manufacturing responsibility for OE emission control systems, we do not manufacture substrates, but rather, they are supplied to us by Tier 2 suppliers generally as directed by our OE customers. We generally earn a small margin on these components of the system. As the need for more sophisticated emission control solutions increases to meet more stringent environmental regulations, and as we capture more diesel aftertreatment business, these substrate components have been increasing as a percentage of our revenue. While these substrates dilute our gross margin percentage, they are a necessary component of an emission control system.
We present these substrate sales separately because we believe investors utilize this information to understand the impact of this portion of our revenues on our overall business and because it removes the impact of potentially volatile precious metals pricing from our revenues. While our original equipment customers generally assume the risk of precious metals pricing volatility, it impacts our reported revenues. Presenting revenues that exclude “substrates” used in catalytic converters and diesel particulate filters removes this impact.
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
Finally, we present these reconciliations of revenues in order to reflect value-add revenues without the effect of changes in foreign currency rates. We have not reflected any currency impact in the base period of the comparisons for measuring the effects of currency in the subsequent year. We believe investors find this information useful in understanding period-to-period comparisons in our revenues.
The tables below reflect our revenues for the three and six months periods ended June 30, 2018 and 2017.
Net Sales and Operating Revenues for the Three Months Ended June 30, 2018 and 2017

	Three Months Ended June 30, 2018
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air	$1,694	$621	$1,073	$23	$1,050
Ride Performance	506	—	506	7	499
Aftermarket	337	—	337	(3)	340
Total Tenneco Inc.	$2,537	$621	$1,916	$27	$1,889

	Three Months Ended June 30, 2017
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air	$1,539	$541	$998	$—	$998
Ride Performance	442	—	442	—	442
Aftermarket	336	—	336	—	336
Total Tenneco Inc.	$2,317	$541	$1,776	$—	$1,776

	Three Months Ended June 30, 2018 Versus Three Months Ended June 30, 2017 Dollar and Percent Increase (Decrease)
	Revenues	Percent	Value-add Revenues excluding Currency	Percent
	(Millions Except Percent Amounts)
Clean Air	$155	10%	$52	5%
Ride Performance	64	14%	57	13%
Aftermarket	1	—%	4	1%
Total Tenneco Inc.	$220	9%	$113	6%

Light Vehicle Industry Production by Region for Three Months Ended June 30, 2018 and 2017 (According to IHS Automotive, July 2018)

	Three Months Ended June 30,
	2018	2017	Increase (Decrease)	% Increase (Decrease)
	(Number of Vehicles in Thousands)
North America	4,345	4,457	(112)	(3)%
Europe	5,974	5,739	235	4%
South America	881	799	82	10%
China	6,571	6,045	526	9%
India	1,187	1,041	146	14%
Clean Air revenue was $1,694 million in the second quarter of 2018 compared to $1,539 million in the second quarter of 2017. Higher volumes drove a $137 million increase due to higher OE light vehicle revenues, higher commercial truck, off-highway and other vehicle sales, as well as new platforms, partially offset by price reductions. Currency had a $34 million favorable impact on Clean Air revenues.
In Ride Performance, revenue was $506 million in the second quarter of 2018 compared to $442 million in the second quarter of 2017. Higher volumes drove a $57 million increase due to increased OE light vehicle and commercial truck, off-highway and other vehicle sales and new platforms. Currency had a $7 million favorable impact on Ride Performance revenues.
Aftermarket revenue was $337 million in the second quarter of 2018 compared to $336 million in the second quarter of 2017. The benefit of higher volumes and favorable pricing was partially offset by unfavorable mix and a $3 million unfavorable currency impact.

Net Sales and Operating Revenues for the Six Months Ended June 30, 2018 and 2017

	Six Months Ended June 30, 2018
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air	$3,450	$1,273	$2,177	$87	$2,090
Ride Performance	1,019	—	1,019	38	981
Aftermarket	642	—	642	2	640
Total Tenneco Inc.	$5,111	$1,273	$3,838	$127	$3,711

	Six Months Ended June 30, 2017
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)
Clean Air	$3,094	$1,088	$2,006	$—	$2,006
Ride Performance	870	—	870	—	870
Aftermarket	645	—	645	—	645
Total Tenneco Inc.	$4,609	$1,088	$3,521	$—	$3,521

	Six Months Ended June 30, 2018 Versus Six Months Ended June 30, 2017 Dollar and Percent Increase (Decrease)
	Revenues	Percent	Value-add Revenues excluding Currency	Percent
	(Millions Except Percent Amounts)
Clean Air	$356	12%	$84	4%
Ride Performance	149	17%	111	13%
Aftermarket	(3)	—%	(5)	(1)%
Total Tenneco Inc.	$502	11%	$190	5%

Light Vehicle Industry Production by Region for Six Months Ended June 30, 2018 and 2017 (According to IHS Automotive, July 2018)

	Six Months Ended June 30,
	2018	2017	Increase (Decrease)	% Increase (Decrease)
	(Number of Vehicles in Thousands)
North America	8,726	8,985	(259)	(3)%
Europe	11,852	11,600	252	2%
South America	1,701	1,537	164	11%
China	13,266	12,884	382	3%
India	2,433	2,177	256	12%
Clean Air revenue was $3,450 million in the first six months of 2018 compared to $3,094 million in the first six months of 2017. Higher volumes drove a $247 million increase due to higher OE light vehicle revenues, higher commercial truck, off-highway and other vehicle sales, as well as new platforms, partially offset by price reductions. Currency had a $136 million favorable impact on Clean Air revenues.
In Ride Performance, revenue was $1,019 million in the first six months of 2018 compared to $870 million in the first six months of 2017. Higher volumes drove a $114 million increase due to increased OE light vehicle and commercial truck, off-highway and other vehicle sales and new platforms. Currency had a $38 million favorable impact on Ride Performance revenues.
Aftermarket revenue was $642 million in the first six months of 2018 compared to $645 million in the first six months of 2017 due to lower volumes partially offset by favorable pricing. Currency had a $2 million favorable impact on Aftermarket revenues.

Earnings before Interest Expense, Income Taxes and Noncontrolling Interests (“EBIT”) for the Three Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,		Change
	2018	2017
	(Millions)
Clean Air	$105	$106	$(1)
Ride Performance	5	18	(13)
Aftermarket	50	54	(4)
Other	(47)	(151)	104
Total Tenneco Inc.	$113	$27	$86
The EBIT results shown in the preceding table include the following items, certain of which are discussed below under “Restructuring and Other Charges,” which may have an effect on the comparability of EBIT results between periods:

	Three Months Ended June 30,
	2018	2017
	(Millions)
Clean Air:
Restructuring and related expenses	$11	$12
Pre-closing structural cost reductions (1)	6	—
Ride Performance
Restructuring and related expenses	18	2
Warranty settlement (2)	—	7
Aftermarket:
Restructuring and related expenses	2	1
Pre-closing structural cost reductions (1)	1	—
Other:
Restructuring and related expenses	—	2
Antitrust settlement accrual (3)	—	132
Gain on sale of unconsolidated JV	—	(5)
Acquisition advisory costs (4)	18	—
Pre-closing structural cost reductions (1)	2	—
Environmental charge (5)	4	—
Total Tenneco Inc.	$62	$151

(1) Structural cost reductions in advance of closing Federal-Mogul acquisition.
(2) Warranty settlement with a customer.
(3) Charges related to establishing a reserve for settlement costs necessary to resolve the company's antitrust matters globally.
(4) Advisory costs related to Federal-Mogul acquisition.
(5) Environmental charge related to an acquired site whereby an indemnification reverted back to the Company resulting from a 2009 bankruptcy filing of Mark IV Industries.
EBIT for Clean Air was $105 million in the second quarter of 2018 compared to $106 million in the second quarter a year ago driven by higher OE light vehicle revenues, higher commercial truck, off-highway and other vehicle sales and new platforms more than offset by pre-closing costs that are intended to support achievement of Acquisition synergies of $6 million in the second quarter of 2018. Currency had a $5 million favorable impact on EBIT of Clean Air for the second quarter of 2018 when compared to last year.
Ride Performance's EBIT was $5 million in the second quarter of 2018 and $18 million in the second quarter of 2017. Higher OE light vehicle and commercial truck, off-highway and other vehicle sales and new platforms were more than offset by higher material costs and restructuring and related expenses. Restructuring and related expenses of $18 million and $2 million were included in EBIT for the second quarters of 2018 and 2017, respectively. The restructuring and related expenses for the second quarter of 2018 were primarily for the accelerated move of our Beijing OE Ride Performance plant and other cost improvement initiatives. Additionally, a warranty settlement of $7 million was recorded in the second quarter of 2017. Currency had a $1 million unfavorable impact on EBIT of Ride Performance for the second quarter of 2018 when compared to last year.

EBIT for Aftermarket decreased $4 million to $50 million in the second quarter of 2018 from $54 million in the second quarter of 2017 primarily due to higher manufacturing costs, unfavorable mix, higher restructuring and related expenses of $1 million and pre-closing costs to support achievement of Acquisition synergies of $1 million, partially offset by favorable pricing. Currency had no impact on EBIT of Aftermarket for the second quarter of 2018 when compared to last year.
Currency had a $4 million favorable impact on overall company EBIT for the second quarter of 2018 as compared to the second quarter of prior year.
EBIT as a Percentage of Revenue for the Three Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,
	2018	2017
Clean Air	6%	7%
Ride Performance	1%	4%
Aftermarket	15%	16%
Total Tenneco Inc.	4%	1%
In Clean Air, EBIT as a percentage of revenues for the second quarter of 2018 was down one percentage point compared to last year's second quarter driven by higher OE light vehicle revenues, higher commercial truck, off-highway and other vehicle sales, new platforms more than offset by pre-closing costs.
In Ride Performance, EBIT as a percentage of revenues for the second quarter of 2018 was down three percentage points compared to last year's second quarter. The benefit from higher OE light vehicle and commercial truck, off-highway and other vehicle sales, new platforms and a warranty settlement in the second quarter of 2017 was more than offset by higher material costs and restructuring and related expenses.
In Aftermarket, EBIT as a percentage of revenues for the second quarter of 2018 was down one percentage point compared to last year's second quarter primarily due to higher manufacturing costs, unfavorable mix, higher restructuring and related expenses and pre-closing costs, partially offset by favorable pricing.

EBIT for the Six Months Ended June 30, 2018 and 2017

	Six Months Ended June 30,		Change
	2018	2017
	(Millions)
Clean Air	$224	$200	$24
Ride Performance	13	45	(32)
Aftermarket	85	96	(11)
Other	(92)	(193)	101
Total Tenneco Inc.	$230	$148	$82

The EBIT results shown in the preceding table include the following items, certain of which are discussed below under “Restructuring and Other Charges,” which have an effect on the comparability of EBIT results between periods:

	Six Months Ended June 30,
	2018	2017
	(Millions)
Clean Air:
Restructuring and related expenses	$12	$21
Pre-closing structural cost reductions (1)	6	—
Ride Performance:
Restructuring and related expenses	27	5
Warranty settlement (2)	—	7
Warranty charge (3)	5	—
Aftermarket:
Restructuring and related expenses	4	3
Pre-closing structural cost reductions (1)	1	—
Other:
Restructuring and related expenses	—	3
Pension charges / Stock vesting (4)	—	11
Antitrust settlement accrual (5)	—	132
Gain on sale of unconsolidated JV	—	(5)
Acquisition advisory costs (6)	31	—
Pre-closing structural cost reductions (1)	2	—
Environmental charge (7)	4	—
Total Tenneco Inc.	$92	$177

(1) Structural cost reductions in advance of closing Federal-Mogul acquisition.
(2) Warranty settlement with a customer.
(3) Charge related to warranty. Although Tenneco regularly incurs warranty costs, this specific charge was of an unusual nature in the period incurred.
(4) Charges related to pension derisking and the acceleration of restricted stock vesting in accordance with the long-term incentive plan.
(5) Charges related to establishing a reserve for settlement costs necessary to resolve the company's antitrust matters globally.
(6) Advisory costs related to Federal-Mogul acquisition.
(7) Environmental charge related to an acquired site whereby an indemnification reverted back to the Company resulting from a 2009 bankruptcy filing of Mark IV Industries.
EBIT for Clean Air was $224 million in the first six months of 2018 compared to $200 million in the first six months a year ago driven by higher OE light vehicle revenues, higher commercial truck, off-highway and other vehicle sales, new platforms, and lower restructuring and related expenses of $9 million, which was partially offset by pre-closing costs of $6 million. Currency had a $16 million favorable impact on EBIT of Clean Air for the first six months of 2018 when compared to last year.
Ride Performance's EBIT was $13 million in the first six months of 2018 and $45 million in the first six months of 2017. Higher OE light vehicle and commercial truck, off-highway and other vehicle sales and new platforms were more than offset by launch costs related to a major truck platform, carryover of 2017 steel economic impacts and higher restructuring and related expenses. Restructuring and related expenses of $27 million and $5 million were included in EBIT for the first six months of 2018 and 2017, respectively. Currency had a $2 million favorable impact on EBIT of Ride Performance for the first six months of 2018 when compared to last year.
EBIT for Aftermarket decreased $11 million to $85 million in the first six months of 2018 from $96 million in the first six months of 2017 primarily due to lower volumes, higher manufacturing costs, unfavorable mix, and higher restructuring and related expenses of $1 million as well as pre-closing costs of $1 million, partially offset by favorable pricing. Currency had a $1 million unfavorable impact on EBIT of Aftermarket for the first six months of 2018 when compared to last year.
Currency had a $17 million favorable impact on overall company EBIT for the first half of 2018 as compared to the first half of prior year.

EBIT as a Percentage of Revenue for the Six Months Ended June 30, 2018 and 2017

	Six Months Ended June 30,
	2018	2017
Clean Air	6%	6%
Ride Performance	1%	5%
Aftermarket	13%	15%
Total Tenneco Inc.	5%	3%
In Clean Air, EBIT as a percentage of revenues for the first six months of 2018 was flat compared to last year's first six months driven by higher OE light vehicle revenues, higher commercial truck, off-highway and other vehicle sales, new platforms and lower restructuring and related expenses, offset by pre-closing structural costs.
In Ride Performance, EBIT as a percentage of revenues for the first six months of 2018 was down four percentage points compared to last year's first six months. Higher OE light vehicle and commercial truck, off-highway and other vehicle sales and new platforms were more than offset by launch costs related to a major truck platform and carryover of 2017 steel economic impact and higher restructuring and related expenses.
In Aftermarket, EBIT as a percentage of revenues for the first six months of 2018 was down two percentage points compared to last year's first six months primarily due to lower volumes, higher manufacturing costs, unfavorable mix, and higher restructuring and related expenses as well as pre-closing structural costs.
Interest Expense, Net of Interest Capitalized
We reported interest expense in the second quarter of 2018 of $20 million (substantially all in our U.S. operations) net of interest capitalized of $2 million, and $20 million (substantially all in our U.S. operations) net of interest capitalized of $2 million in the second quarter of 2017. Included in the second quarter of 2017 were $1 million of expense related to our refinancing activities.
We reported interest expense in the first six months of 2018 of $40 million (substantially all in our U.S. operations) net of interest capitalized of $3 million, and $35 million (substantially all in our U.S. operations) net of interest capitalized of $4 million in the first six months of 2017. The increase was primarily due to higher interest rates on our floating rate debt. Included in the first half of 2017 were $1 million of expense related to our refinancing activities.
On June 30, 2018, we had $738 million of principal amounts in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed through July 2026, $225 million is fixed through December 2024, and the remainder is fixed through 2025. We also had $661 million of principal amounts in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” later in this Management’s Discussion and Analysis.
Income Taxes
We reported income tax expense of $27 million and income tax benefit of $8 million in the three month periods ended June 30, 2018 and 2017, respectively. The tax expense recorded in the second quarter of 2018 included a net tax benefit of $5 million relating to acquisition charges and $2 million of tax expense for changes in the toll tax as discussed below. The tax benefit recorded in the second quarter of 2017 included a net tax benefit of $50 million primarily relating to an antitrust settlement accrual.
We reported income tax expense of $52 million and $25 million in the six month periods ended June 30, 2018 and 2017, respectively. The tax expense recorded in the first six months of 2018 included tax benefits of $7 million relating to acquisition charges and $2 million of tax expense for changes in the toll tax as discussed below. The tax expense recorded in the first six months of 2017 included a net tax benefit of $49 million primarily relating to an antitrust settlement accrual.
On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted into U.S. law, which, among other provisions, lowered the corporate income tax rate effective January 1, 2018 from 35% to 21%, and implemented significant changes with respect to U.S. tax treatment of earnings originating from outside the U.S. Many of the provisions of TJCA are subject to regulatory interpretation and U.S. state conforming enactment. The IRS issued Notice 2018-26 on April 2, 2018, which provided additional guidance to assist taxpayers in computing the toll tax. Based on the new guidance, a $2 million discrete charge was recorded in income tax expense for the second quarter of 2018. We will continue to refine our estimates throughout the measurement period provided for in SEC Staff Accounting Bulletin 118, or until our accounting is complete.

Our losses in various foreign taxing jurisdictions represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of our net deferred tax assets. We evaluate our deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. This assessment considers, among other matters, the nature, frequency and amount of recent losses, the duration of statutory carryforward periods, and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified. If recent operational improvements continue in certain of our foreign subsidiaries, we believe it is reasonably possible that sufficient positive evidence may be available to release all, or a portion, of its valuation allowance in the next twelve months. This may result in a one-time tax benefit of up to $54 million, primarily related to Spain.
We believe it is reasonably possible that up to $7 million in unrecognized tax benefits related to the expiration of foreign statute of limitations and the conclusion of income tax examinations may be recognized within the next twelve months.
Restructuring and Other Charges
Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business.
In the second quarter of 2018, we incurred $31 million in restructuring and related costs, primarily related to the headcount reduction at a Clean Air plant in Germany, the accelerated move of our Beijing Ride Performance plant, and other cost improvement initiatives. In the first six months of 2018, we incurred $43 million in restructuring and related costs, primarily related to the accelerated move of our Beijing Ride Performance plant, headcount reduction at a Clean Air plant in Germany and other cost improvement initiatives.
In the second quarter of 2017, we incurred $17 million in restructuring and related costs, including asset write-downs of $1 million, primarily related to closing a Clean Air manufacturing plant in Australia. In the first six months of 2017, we incurred $32 million in restructuring and related costs, including asset write-downs of $2 million, primarily related to closing a Clean Air Belgian JIT plant in response to the end of production on a customer platform, closing a Clean Air manufacturing plant in Australia and cost improvement initiatives in Europe.
The Company's restructuring and other charges are classified in the condensed consolidated statements of income (loss) as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Millions)
Cost of sales	$23	$12	$32	$23
Engineering, research, and development	—	—	1	—
Selling, general and administrative	8	4	10	7
Depreciation and amortization of other intangibles	—	1	—	2
	$31	$17	$43	$32
Other Structural Cost Reductions
The Company has also been tracking other costs, unrelated to manufacturing operations, that are intended to support achievement of Acquisition synergies. These other costs were $9 million for each of the three and six month periods ended June 30, 2018, of which $4 million was recorded in engineering, research, and development and $5 million in SG&A.
Amounts related to activities that were charged to our restructuring reserves, including costs incurred to support future structural cost reductions, are as follows:

	December 31, 2017 Restructuring Reserve	2018 Expenses	2018 Cash Payments	Impact of Exchange Rates	June 30, 2018 Restructuring Reserve
	(Millions)
Employee severance, termination benefits and other related costs	$25	$41	$(31)	$—	$35
Under the terms of our amended and restated senior credit agreement that took effect on May 12, 2017, we are allowed to exclude, at our discretion, (i) up to $35 million in 2017 and $25 million each year thereafter of cash restructuring charges and related expenses, with the ability to carry forward any amount not used in one year to the next following year, and (ii) up to $150 million in the aggregate of all costs, expenses, fees, fines, penalties, judgments, legal settlements and other amounts associated with any restructuring, litigation, claim, proceeding or investigation related to or undertaken by us or any of our subsidiaries, together with any related provision for taxes, incurred in any period ending after May 12, 2017 in the calculation of the financial covenant ratios required under our senior credit facility. As of June 30, 2018, we elected not to exclude any of the $210 million of allowable cash charges and related expenses recognized in 2017 and the first six months of 2018 for restructuring related costs and antitrust settlements and against the $35 million annual limit for 2017, $25 million for 2018 and the $150 million aggregate limit available under the terms of the senior credit facility.
Earnings Per Share
We reported net income attributable to Tenneco Inc. of $50 million or $0.98 per diluted common share for the second quarter of 2018. Included in the results for the second quarter of 2018 were costs related to our restructuring activities, acquisition advisory costs, pre-closing costs, an environmental charge, the associated tax impacts on the aforementioned costs, and other unfavorable discrete tax items. The total impact of these items decreased earnings per diluted share by $0.94. We reported a net loss attributable to Tenneco Inc. of $3 million or $(0.05) per diluted common share for the second quarter of 2017. Included in the results for the second quarter of 2017 were costs related to our restructuring activities, cost related to our refinancing activities, a warranty settlement, an antitrust settlement accrual, the associated tax impacts on the aforementioned costs, and other unfavorable discrete tax items, which were partially offset by positive impact from the gain on sale of an unconsolidated JV, net of its tax impact. The total impact of these items decreased earnings per diluted share by $1.93.
We reported net income attributable to Tenneco Inc. of $108 million or $2.10 per diluted common share for the first six months of 2018. Included in the results for the first six months of 2018 were costs related to our restructuring activities, acquisition advisory costs, pre-closing costs, a warranty charge, an environmental charge, the associated tax impacts on the aforementioned costs, and other unfavorable discrete tax items. The total impact of these items decreased earnings per diluted share by $1.40. We reported net income attributable to Tenneco Inc. of $56 million or $1.05 per diluted common share for the first six months of 2017. Included in the results for the first six months of 2017 were costs related to our restructuring activities, charges related to pension derisking and the acceleration of restricted stock vesting, cost related to our refinancing activities, a warranty settlement and an antitrust settlement accrual, which were partially offset by positive impact from the gain on sale of an unconsolidated JV. The total impact of these items, as adjusted for their related tax impacts, decreased earnings per diluted share by $2.29.
Dividends on Common Stock
On February 1, 2017, Tenneco announced the reinstatement of a quarterly dividend program. We expect to pay a quarterly dividend of $0.25 per share on our common stock, representing a planned annual dividend of $1.00 per share. In the second quarter of 2018 and 2017, we paid a quarterly dividend of $0.25 per share, or $12 million and $13 million, respectively. In the first six months of 2018 and 2017, we paid a quarterly dividend of $0.25 per share, or $25 million and $26 million, respectively. While we currently expect that comparable quarterly cash dividends will continue to be paid in the future, our dividend program and the payment of future cash dividends under the program are subject to continued capital availability, the judgment of our Board of Directors and our continued compliance with the provisions pertaining to the payment of dividends under our debt agreements.
Cash Flows for the Three Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,
	2018	2017
	(Millions)
Cash provided (used) by:
Operating activities	$78	$92
Investing activities	(48)	(61)
Financing activities	(69)	(33)
Operating Activities
For the second quarter of 2018, cash from operating activities decreased by $14 million compared to last year’s second quarter mainly driven by $17 million antitrust and $11 million of payments for acquisition advisory fees. For the second quarter of 2018, cash used by working capital was $46 million versus $23 million of cash provided for working capital in the second quarter of 2017. Receivables were a use of cash of $16 million in the second quarter of 2018 compared to a use of cash of $66 million in the prior year’s second quarter. Inventory represented a cash outflow of $19 million for the second quarter of 2018 and a cash outflow of $15 million during the second quarter of 2017. Accounts payable used $22 million of cash for the quarter ended June 30, 2018 compared to $7 million of cash used for the quarter ended June 30, 2017. Cash taxes were $31 million in the second quarter of 2018 compared to $28 million in the prior year's second quarter.

Investing Activities
Cash used for investing activities was $48 million in the second quarter of 2018 compared to cash used of $61 million in the same period a year ago. Cash payments for plant, property and equipment were $80 million in the second quarter of 2018 versus payments of $90 million in the second quarter of 2017. Cash payments for software-related intangible assets were $5 million and $6 million in the second quarters of 2018 and 2017, respectively. Proceeds from the deferred purchase price of factored receivables were a source of cash of $32 million in the second quarter of 2018 compared to a source of cash of $27 million in the second quarter of 2017.
Financing Activities
Cash flow from financing activities was an outflow of $69 million for the quarter ended June 30, 2018, compared to an outflow of $33 million for the quarter ended June 30, 2017. We repurchased no shares of our outstanding common stock during the second quarter of 2018 and 783,800 shares of our outstanding common stock for $44 million at an average price of $56.61 per share during the second quarter of 2017. In the second quarter of 2018 and 2017, we paid a quarterly dividend of $0.25 per share, or $12 million and $13 million, respectively.

On May 12, 2017, we completed a refinancing of our senior credit facility by entering into an amendment and restatement of that facility. The amended and restated credit agreement enhances financial flexibility by increasing the size and extending the term of its revolving credit facility and term loan facility, and by adding Tenneco Automotive Operating Company Inc. as a co-borrower under the revolver credit facility. The amended and restated credit agreement also adds foreign currency borrowing capability and permits the joinder of our foreign and domestic subsidiaries as borrowers under the revolving credit facility in the future. If any foreign subsidiary of ours is added to the revolving credit facility as a borrower, the obligations of such foreign borrower will be secured by the assets of such foreign borrower, and also will be secured by the assets of, and guaranteed by, the domestic borrowers and domestic guarantors as well as certain foreign subsidiaries of ours in the chain of ownership of such foreign borrower. The amended and restated credit facility consists of a $1,600 million revolving credit facility and a $400 million term loan A facility, which replaced our former $1,200 million revolving credit facility and $264 million term loan A facility, respectively. As of June 30, 2018, the senior credit facility provides us with a total revolving credit facility of $1,600 million and had a $380 million balance outstanding under the term loan A facility, both of which will mature on May 12, 2022.
Cash Flows for the Six Months Ended June 30, 2018 and 2017

	Six Months Ended June 30,
	2018	2017
	(Millions)
Cash provided (used) by:
Operating activities	$78	$61
Investing activities	(101)	(145)
Financing activities	(47)	69
Operating Activities
For the first six months of 2018, cash from operating activities improved by $17 million compared to last year’s first six months. The increase reflected higher earnings, partially offset by an increase in cash used for working capital. For the first six months of 2018, cash used by working capital was $168 million versus $155 million of cash used for working capital in the first six months of 2017. Receivables were a use of cash of $239 million in the first six months of 2018 compared to a use of cash of $225 million in the prior year’s first six months. Inventory represented a cash outflow of $53 million for the first six months of 2018 and a cash outflow of $60 million during the first six months of 2017. Accounts payable provided $167 million of cash for the quarter ended June 30, 2018 compared to $86 million of cash provided for the quarter ended June 30, 2017. Cash taxes were $56 million in the first six months of 2018 compared to $43 million in the prior year's first six months.
Investing Activities
Cash used for investing activities was $101 million in the first six months of 2018 compared to cash used of $145 million in the same period a year ago. Cash payments for plant, property and equipment were $164 million in the first six months of 2018 versus payments of $193 million in the first six months of 2017. Cash payments for software-related intangible assets were $10 million and $12 million in the first six months of 2018 and 2017, respectively. Proceeds from the deferred purchase price of factored receivables were a source of cash of $66 million in the first six months of 2018 compared to a source of cash of $49 million in the first six months of 2017.

Financing Activities
Cash flow from financing activities was an outflow of $47 million for the six months ended June 30, 2018, compared to an inflow of $69 million for the six months ended June 30, 2017, which included long-term debt issuance of $136 million. We repurchased no shares of our outstanding common stock during the first six months of 2018 and 1,023,800 shares of our outstanding common stock for $60 million at an average price of $58.53 per share during the first six months of 2017. Since announcing our share repurchase program in 2015, we have repurchased a total of approximately 11.3 million shares for $607 million, representing 19 percent of the shares outstanding at that time. In February 2017, the Board authorized the repurchase of up to $400 million of common stock over the next three years. This amount includes the remaining $112 million authorized under earlier repurchase programs. As of June 30, 2018, we had $231 million remaining on the share repurchase authorization. In the first six months of 2018 and 2017, we paid a quarterly dividend of $0.25 per share, or $25 million and $26 million, respectively.
Borrowings under our revolving credit facility were $278 million at June 30, 2018 and $366 million at June 30, 2017. At June 30, 2018, there was $10 million borrowing under the U.S. accounts receivable securitization program, whereas at June 30, 2017, there was $50 million.

Outlook
Third Quarter and Full Year 2018
In the third quarter of 2018, we expect constant currency total revenue growth of five percent, outpacing forecasted light vehicle industry production growth of three percent. We estimate currency to have an impact on revenue of negative two percent, based on currency exchange rates as of June 30, 2018. We expect organic growth to outpace industry production with growth in light vehicle, commercial truck and off-highway revenue, and a steady contribution from the global aftermarket segment. We expect third quarter value-add adjusted EBIT margin to be lower than prior year by about 40 to 50 basis points.
For the full year, we reaffirmed our 2018 full year revenue outlook, and expect five percent constant currency revenue growth, outpacing industry production by three percentage points. Additionally, we expect currency to have a positive impact on revenue of one percent, based on currency exchange rates as of June 30, 2018. We expect full year value-add adjusted EBIT margin in the range of 8.5 percent to 8.7 percent.
Acquisition of Federal-Mogul LLC
Tenneco signed a definitive agreement on April 10, 2018, to acquire Federal-Mogul, a global supplier to original equipment manufacturers and the aftermarket. Tenneco intends to separate the combined businesses into two independent, publicly traded companies through a tax-free spin-off to shareholders that will establish an aftermarket and ride performance company and a powertrain technology company.
The Federal-Mogul acquisition is expected to close early in the fourth quarter of 2018, subject to regulatory and shareholder approvals and other customary closing conditions, with the separation expected to occur in the second half of 2019. The transaction is expected to be value accretive with run-rate earnings synergies of at least $200 million and one-time working capital synergies of at least $250 million within 24 months of closing.
On July 23, Tenneco announced that its Board of Directors has selected Brian J. Kesseler and Roger J. Wood as the chief executive officers of the two new companies. Kesseler will become chairman and CEO of the aftermarket and ride performance company, which will be headquartered in Lake Forest, Illinois, and Wood will become chairman and CEO of the new powertrain technology company, which will be headquartered in the Detroit, Michigan area. Immediately upon closing of the Federal-Mogul acquisition, and prior to separation, Kesseler and Wood will serve as co-CEOs of Tenneco Inc., leading their respective businesses, while preparing each to become a stand-alone entity and helping facilitate a smooth spin-off. During this period, the co-CEOs will report to the Tenneco Board of Directors.
Tenneco's revenue projections are based on the type of information set forth under "Outlook" in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" as set forth in Tenneco's Annual Report on Form 10-K for the year ended December 31, 2017. Please see that disclosure for further information. Additionally, revenue assumptions for the third quarter and full year 2018 are based on current and projected customer production schedules as well as aggregate industry production, which includes IHS Automotive July 2018 global light vehicle production forecasts, Power Systems Research (PSR) July 2018 forecast for global commercial truck and buses, PSR off-highway engine production in North America and Europe and Tenneco estimates. Unless otherwise indicated, our revenue estimate methodology does not attempt to forecast currency fluctuation, and accordingly reflects constant currency. Certain elements of the restructuring and related expenses, legal settlements and other unusual charges we incur from time to time cannot be forecasted accurately. In this respect, we are not able to forecast EBIT (and the related margins) on a forward-looking basis without unreasonable efforts on account of these factors and the difficulty in predicting GAAP revenues (for purposes of a margin calculation) due to variability in production rates and volatility of precious metal pricing in the substrates that we pass through to our customers. See “Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995” and Item 1A, “Risk Factors.”

Critical Accounting Policies
We prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Preparing our condensed consolidated financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. There have been no changes to our critical accounting policies since December 31 2017, except for the following:
Revenue Recognition
We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which we adopted on January 1, 2018, using the modified retrospective method. The Company recorded a transition adjustment as of January 1, 2018, which increased retained earnings (accumulative deficit) by $1 million related to these arrangements. Please refer to Note 15, Revenue, in our condensed consolidated financial statements for further discussion of the adoption of this standard.
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
Generally, in connection with the sale of exhaust systems to certain original equipment manufacturers, we purchase catalytic converters and diesel particulate filters or components thereof including precious metals (“substrates”) on behalf of our customers which are used in the assembled system. These substrates are included in our inventory and “passed through” to the customer at our cost, plus a small margin, since we take title to the inventory and are responsible for both the delivery and quality of the finished product. Revenues recognized for substrate sales were $1,273 million and $1,088 million for the first six months of 2018 and 2017, respectively. For our aftermarket customers, we provide for promotional incentives and returns at the time of sale. Estimates are based upon the terms of the incentives and historical experience with returns. Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis. Shipping and handling costs billed to customers are included in revenues and the related costs are included in cost of sales in our condensed consolidated statements of income.
New Accounting Pronouncements
Note 12, New Accounting Pronouncements, to our condensed consolidated financial statements located in Part I Item 1 of this Form 10-Q is incorporated herein for reference.

Liquidity and Capital Resources
Capitalization

	June 30, 2018	December 31, 2017	% Change
	(Millions)
Short-term debt and maturities classified as current	$78	$83	(6)%
Long-term debt	1,381	1,358	2
Total debt	1,459	1,441	1
Total redeemable noncontrolling interests	38	42	(10)
Total other noncontrolling interests	44	46	(4)
Tenneco Inc. shareholders’ equity	717	696	3
Total equity	761	742	3
Total capitalization	$2,258	$2,225	1%
General. Short-term debt, which includes maturities classified as current, borrowings by foreign subsidiaries, and borrowings under our U.S. accounts receivable securitization program, were $78 million and $83 million as of June 30, 2018 and December 31, 2017, respectively. Borrowings under our revolving credit facilities, which are classified as long-term debt, were $278 million and $244 million at June 30, 2018 and December 31, 2017, respectively.

The 2018 year-to-date increase in Tenneco Inc. shareholders' equity primarily resulted from net income attributable to Tenneco Inc. of $108 million, a $7 million increase related to pension and postretirement benefits and a $6 million increase in premium on common stock and other capital surplus relating to common stock issued pursuant to benefit plans, partially offset by a $25 million decrease related to cash dividends declared and a $74 million decrease caused by the impact of changes in foreign exchange rates on the translation of financial statements of our foreign subsidiaries into U.S. dollars.
Overview. Our financing arrangements are primarily provided by a committed senior secured credit facility with a syndicate of banks and other financial institutions. The arrangement is secured by substantially all our domestic assets and pledges of up to 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries.
A summary of our long-term debt obligations at June 30, 2018 and December 31, 2017 is set forth in the following table:

	June 30, 2018		December 31, 2017
	Principal	Carrying Amount (1)	Principal	Carrying Amount (1)
	(Millions)
Tenneco Inc. —
Revolver borrowings due 2022	$278	$278	$244	$244
Senior Tranche A Term Loan due 2022	380	378	390	388
5 3/8% Senior Notes due 2024	225	222	225	222
5% Senior Notes due 2026	500	493	500	492
Other subsidiaries —
Other long-term debt due in 2020	6	6	5	5
Notes due 2018 through 2028	10	8	12	10
	1,399	1,385	1,376	1,361
Less — maturities classified as current	4	4	3	3
Total long-term debt	$1,395	$1,381	$1,373	$1,358

(1) Carrying amount is net of unamortized debt issuance costs and debt discounts. Total unamortized debt issuance costs were $12 million and $13 million as of June 30, 2018 and December 31, 2017, respectively, and the total unamortized debt discount was $2 million as of both June 30, 2018 and December 31, 2017.

Our short-term debt includes the current portion of long-term debt and borrowings by the parent company and foreign subsidiaries, which includes borrowings under both committed credit facilities and uncommitted lines of credit and similar arrangements. Information regarding our short-term debt as of June 30, 2018 and December 31, 2017 is as follows:

	June 30, 2018	December 31, 2017
	(Millions)
Maturities classified as current	$4	$3
Short-term borrowings	74	80
Total short-term debt	$78	$83

At June 30, 2018, of the $1,600 million available under the revolving credit facility, we had unused borrowing capacity of $1,322 million with $278 million in outstanding borrowings and no outstanding letters of credit. We monitor market conditions with respect to the potential refinancing of our outstanding debt obligations, including our senior secured credit facility and senior notes. Depending on market and other conditions, we may seek to refinance our debt obligations from time to time. We cannot make any assurance, however, that any refinancing will be completed.

Senior Credit Facility — Other Terms and Conditions. Our senior credit facility requires that we maintain financial ratios equal to or better than the following consolidated net leverage ratio (consolidated indebtedness plus, without duplication, the domestic receivable program amount, net of unrestricted cash and cash equivalents up to $250 million, divided by consolidated EBITDA, each as defined in the senior credit facility agreement), and consolidated interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined in the senior credit facility agreement) at the end of each period indicated. Failure to maintain these ratios will result in a default under our senior credit facility. The financial ratios required under the senior credit facility and the actual ratios we achieved for the second quarter of 2018, are as follows:

	Quarter Ended
	June 30, 2018
	Required	Actual
Leverage Ratio (maximum)	3.50	1.79
Interest Coverage Ratio (minimum)	2.75	10.84
The senior credit facility includes a maximum leverage ratio covenant of 3.50 and a minimum interest coverage ratio of 2.75, in each case through May 12, 2022. The amended and restated senior credit facility provides us with the flexibility not to exclude certain otherwise excludable charges incurred in any relevant period from the calculation of the leverage and interest coverage ratios for such period. As of June 30, 2018, we elected not to exclude a total of $93 million of excludable charges. Had these charges been excluded, the leverage ratio and the interest ratio would have been 1.59 and 12.19, respectively, as of June 30, 2018.
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

Recently Committed Senior Credit Facility. In connection with the execution of the Purchase Agreement, as discussed in Note 2, Pending Acquisition of Federal-Mogul, we entered into a debt commitment letter, pursuant to which JPMorgan Chase Bank, N.A. and Barclays Bank PLC (the "Commitment Parties") have committed to provide a $4.9 billion senior credit facility, a portion of which will be used to finance the Cash Consideration portion of the purchase price and replace the Company’s existing senior credit facilities and certain senior facilities at Federal-Mogul. In June 2018, the Commitment Parties completed the syndication of the commitments for the $4.9 billion senior credit facility among a group of banks and other financial institutions. The new senior credit facility will consist of a five-year $1.5 billion revolving credit facility, a five-year $1.7 billion term loan A facility and a seven-year $1.7 billion term loan B facility. The new credit facilities will be secured on a senior basis by substantially all assets of the Company on a pari passu basis with Federal-Mogul’s existing secured notes, and will be guaranteed by certain material domestic subsidiaries. The commitment to provide financing is subject to specified limited conditions.
As of June 30, 2018, we were in compliance with all of our financial covenants.
Accounts Receivable Securitization and Factoring Programs. We securitize or factor some of our accounts receivable on a limited recourse basis in the U.S. and Europe. As servicer under these accounts receivable securitization and factoring programs, we are responsible for performing all accounts receivable administration functions for these securitized and factored financial assets including collections and processing of customer invoice adjustments. In the U.S., we have an accounts receivable securitization program with three commercial banks comprised of a first priority facility and a second priority facility. We securitize original equipment and aftermarket receivables on a daily basis under the bank program. In April 2017, the U.S. program was amended and extended to April 30, 2019. The first priority facility provides financing of up to $155 million and the second priority facility, which is subordinated to the first priority facility, provides up to an additional $25 million of financing. Both facilities monetize accounts receivable generated in the U.S. that meet certain eligibility requirements, and the second priority facility also monetizes certain accounts receivable generated in the U.S. that would otherwise be ineligible under the first priority securitization facility. The amount of outstanding third-party investments in our securitized accounts receivable under the U.S. program was $10 million and $30 million, recorded in short-term debt, at June 30, 2018 and December 31, 2017, respectively.
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
On December 14, 2017, we entered into a new accounts receivable factoring program in the U.S. with a commercial bank. Under this program, we sell receivables from one of our U.S. OE customers at a rate that is favorable versus our senior credit facility. This arrangement is uncommitted and provides for cancellation by the commercial bank with no less than 30 days prior written notice. The amount of outstanding third-party investments in our accounts receivable sold under this program was $122 million and $107 million at June 30, 2018 and December 31, 2017, respectively.
We also factor receivables in our European operations with regional banks in Europe under various separate facilities. The commitments for these arrangements are generally for one year, but some may be cancelled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon notification. The amount of outstanding third-party investments in our accounts receivable sold under programs in Europe was $255 million and $218 million at June 30, 2018 and December 31, 2017, respectively. Certain programs in Europe have deferred purchase price arrangements with the banks. We received cash to settle the deferred purchase price for $32 million and $27 million in the three month periods ended June 30, 2018 and 2017, respectively, and $66 million and $49 million for the six month periods ended June 30, 2018 and 2017, respectively.
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

In our U.S. accounts receivable securitization program, we transfer a partial interest in a pool of receivables and the interest that we retain is subordinate to the transferred interest. Accordingly, we account for our U.S. securitization program as a secured borrowing. In our U.S. and European accounts receivable factoring programs, we transfer accounts receivables in their entirety to the acquiring entities and satisfy all of the conditions established under ASC Topic 860, “Transfers and Servicing,” to report the transfer of financial assets in their entirety as a sale. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under our U.S. and European factoring programs approximates the fair value of such receivables. We recognized $1 million interest expense in each of the three month periods ended June 30, 2018 and 2017, and $2 million in each of the six month periods ended June 30, 2018 and 2017, relating to our U.S. securitization program. In addition, we recognized a loss of $2 million and $1 million in the three month periods ended June 30, 2018 and 2017, respectively, and $4 million and $2 million in the six month periods ended June 30, 2018 and 2017, respectively, on the sale of trade accounts receivable in our U.S. and European accounts receivable factoring programs, representing the discount from book values at which these receivables were sold to our banks. The discount rate varies based on funding costs incurred by our banks, which averaged approximately two percent during both the first six months of 2018 and 2017, respectively, for the European programs and three percent and two percent during the first six months of 2018 and 2017, respectively, for the US program.
Financial Instruments. In certain instances, several of our Chinese subsidiaries receive payment from customers through the receipt of financial instruments on the date the customer payments are due. Several of our Chinese subsidiaries also satisfy vendor payments through the delivery of financial instruments on the date the payments are due. Financial instruments issued to satisfy vendor payables and not redeemed totaled $19 million and $11 million at June 30, 2018 and December 31, 2017, respectively, and were classified as notes payable recorded in short-term debt. Financial instruments received from OE customers and not redeemed totaled $21 million and $10 million at June 30, 2018 and December 31, 2017, respectively, and were classified as other current assets. We classify financial instruments received from our customers as other current assets, recorded in prepayments and other, if issued by a financial institution of our customers or as customer notes and accounts, net if issued by our customer.
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
In managing our foreign currency exposures, we identify and then hedge exposures by creating offsetting intercompany exposures or through third-party derivative contracts. The fair value of our foreign currency forward contracts was a net liability position of less than $1 million at June 30, 2018 and is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. The following table summarizes by major currency the notional amounts for our foreign currency forward purchase and sale contracts as of June 30, 2018. All contracts in the following table mature in 2018.

		June 30, 2018
		Notional Amount in Foreign Currency
		(Millions)
Canadian dollars	—Sell	(2)
Chinese yuan	—Purchase	3
U.S. dollars	—Purchase	2
Interest Rate Risk
Our financial instruments that are sensitive to market risk for changes in interest rates are primarily our debt securities. We use our revolving credit facility to finance our short-term and long-term capital requirements. We pay a current market rate of interest on these borrowings. Our long-term capital requirements have been financed with long-term debt with original maturity dates ranging from five to ten years. On June 30, 2018, we had $738 million of principal amounts in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed through July 2026, $225 million is fixed through December 2024, and the remainder is fixed through 2025. We also had $661 million of principal amounts in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” earlier in this Management’s Discussion and Analysis.
We estimate that the fair value of our long-term debt at June 30, 2018 was about 95 percent of its book value. A one percentage point increase or decrease in interest rates related to our variable interest rate debt would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $7 million.
Equity Prices
We also utilize an equity swap arrangement to offset changes in liabilities related to the equity market risks of our arrangements for deferred compensation and restricted stock unit awards. Gain or losses from changes in fair value of these equity swaps are generally offset by the losses or gains on the related liabilities. In 2017, we entered into an equity swap agreement with a financial institution. We selectively use cash-settled share swaps to reduce market risk associated with our deferred liabilities. These equity compensation liabilities increase as our stock price increases and decrease as our stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing us to fix a portion of the liabilities at a stated amount. As of June 30, 2018, we had hedged deferred liability related to approximately 250,000 common share equivalents.

Environmental Matters, Legal Proceedings and Product Warranties
Note 8, Environmental Matters, Legal Proceedings and Product Warranties, in our condensed consolidated financial statements located in Part I Item 1 of this Form 10-Q is incorporated herein by reference.
Tenneco 401(K) Retirement Savings Plan
Effective January 1, 2012, the Tenneco Employee Stock Ownership Plan for Hourly Employees and the Tenneco Employee Stock Ownership Plan for Salaried Employees were merged into one plan called the Tenneco 401(k) Retirement Savings Plan (the “Retirement Savings Plan”). Under the plan, subject to limitations in the Internal Revenue Code, participants may elect to defer up to 75 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We match 100 percent of an employee's contributions up to three percent of the employee's salary and 50 percent of an employee's contributions that are between three percent and five percent of the employee's salary. In connection with freezing the defined benefit pension plans for nearly all U.S. based salaried and non-union hourly employees effective December 31, 2006, and the related replacement of those defined benefit plans with defined contribution plans, we are making additional contributions to the Retirement Savings Plan. We recorded expense for these contributions of approximately $16 million and $14 million for the six month periods ended June 30, 2018 and 2017, respectively. Matching contributions vest immediately. Defined benefit replacement contributions fully vest on the employee’s third anniversary of employment.

Other Financial Information
The interim financial information included in this Quarterly Report on Form 10-Q for the periods ended
June 30, 2018 and 2017 has not been audited by PricewaterhouseCoopers LLP (“PwC”). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Readers should restrict reliance on PwC’s reports on such information accordingly. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its reports on interim financial information, because such reports do not constitute “reports” or “parts” of registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information regarding our exposure to interest rate risk and foreign currency exchange rate risk, see the caption entitled “Derivative Financial Instruments” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated herein by reference.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the quarter covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness in our internal control over financial reporting previously identified and described more fully under Item 9A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, the Company’s disclosure controls and procedures were not effective as of June 30, 2018 to ensure that information required to be disclosed by our Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.
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
Under the oversight of the Audit Committee and as part of our commitment to strengthening our internal control over financial reporting, we implemented a number of actions during the second half of 2017, including (i) strengthening the China accounting staff with personnel who have significant experience in U.S. and international financial reporting; (ii) providing additional training for China accounting and purchasing personnel; and (iii) augmenting the process with additional oversight from qualified personnel in the U.S. and Europe. Oversight activities have revealed the need for increased frequency in communication and additional transparency in the monitoring mechanisms put in place. Accordingly, we concluded that this material weakness had not yet been remediated as of June 30, 2018.
We will continue to monitor the effectiveness of these and other processes, procedures and controls and make any further changes management determines appropriate.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
Note 8, Environmental Matters, Legal Proceedings and Product Warranties, in our condensed consolidated financial statements located in Part I Item 1 of this Form 10-Q is incorporated herein by reference.
ITEM 1A.RISK FACTORS
We are exposed to certain risks and uncertainties that could have a material adverse impact on our business, financial condition and operating results. On April 10, 2018, we entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”), pursuant to which we will acquire (the “Acquisition”) Federal-Mogul LLC ("Federal-Mogul").
Subject to the terms and conditions of the Purchase Agreement, we will (i) pay to American Entertainment Properties Corp. (“AEP”) an aggregate amount in cash equal to $800 million (the “Cash Consideration”) and (ii) issue and deliver to AEP an aggregate of 29,444,846 shares (the “Stock Consideration”) of common stock, par value $0.01 (“Common Stock”), subject to reduction if Tenneco undertakes a primary offering of Common Stock prior to the closing of the Acquisition as described below, which shall be comprised of: (a) a number of shares of Common Stock (to be reclassified as Class A Voting Common Stock, par value $0.01, at the closing of the transaction (“Class A Common Stock”)) equal to 9.9% of the aggregate number of shares of Class A Common Stock issued and outstanding as of immediately following the closing of the Acquisition, and (b) the balance of shares of newly created Class B Non-Voting Common Stock, par value $0.01 (“Class B Common Stock”).
Until the date that is ten business days prior to the anticipated closing date of the Acquisition, Tenneco may elect to conduct an offering of its Common Stock in order to raise funds to increase the Cash Consideration. Such offering may include up to 7,315,490 shares of Common Stock that would otherwise have been issued to AEP in connection with the Acquisition. Each share sold in such an offering will decrease the number of shares of Common Stock issuable to AEP by one share, so the total number of shares of Common Stock to be issued in connection with the Acquisition will not change if Tenneco undertakes such an offering.
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
Risks Relating to the Transaction
There can be no assurance that we will successfully complete our acquisition of Federal-Mogul on the terms or timetable currently proposed or at all.
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

The Acquisition is subject to certain customary closing conditions, including the adoption of the amended and restated certificate of incorporation and approval of the issuance of the Stock Consideration by our stockholders at the special meeting (or an adjournment or postponement thereof), that, if not satisfied, will result in the Acquisition not being completed, which may result in material adverse consequences to our business, financial condition and results of operations.
The completion of the Acquisition is subject to certain customary closing conditions, that, if not satisfied, will prevent the Acquisition from being completed, including among others: (i) (a) the adoption of the amended and restated certificate of incorporation and (b) the approval by our stockholders of the issuance of the Stock Consideration by our stockholders at a special meeting of our stockholders; (ii) the filing of the amended and restated certificate of incorporation of the Company with the Secretary of State for the State of Delaware; and (iii) the approval for the listing of the Class A Common Stock (including shares of Class A Common Stock issuable upon conversion of the Class B Common Stock to be issued to AEP as Stock Consideration) on the New York Stock Exchange, subject to official notice of issuance.
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
We must obtain governmental and regulatory approvals prior to completing the Acquisition, which, if delayed or not granted, may delay or jeopardize the full benefits of the Acquisition.
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
There can be no assurance that the requisite governmental and regulatory approvals will be received in a timely fashion or at all. Any delay in completing the Acquisition, including a delay in receipt of the necessary governmental or regulatory approvals, may have a material adverse effect on our business, financial condition and results of operations, and such delay could cause us not to realize some or all of the benefits that we expect to achieve if the Acquisition were to be successfully completed within the expected time frame.
In addition, if we fail to obtain any necessary governmental or regulatory approval at or prior to the time the closing is required to occur pursuant to the Purchase Agreement, we may elect to consummate the Acquisition without such approval. As a result, we may not be able to acquire certain assets, businesses or entities of Federal-Mogul at the closing of the Acquisition, in which case AEP will hold such assets, businesses or entities separately for the benefit of Tenneco, until such time where such assets, businesses or entities can be transferred to Tenneco. This could have a material adverse effect on our business, financial condition and results of operations, and could cause us not to realize some or all of the benefits that we expect to achieve if the Acquisition were to be successfully completed within the expected time frame. In addition, we could be subject to fines, penalties, costs, and other adverse action undertaken by applicable governmental and regulatory agencies.
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
Holders of our Common Stock currently possess all voting rights with respect to the election of our board of directors and on other matters affecting us. Upon the closing of the Acquisition, we will issue an amount of Class A Common Stock to AEP equal to 9.9% of our Class A Common Stock issued and outstanding as of immediately following the closing of the Acquisition. Accordingly, our stockholders will experience an immediate dilution and have proportionally less voting power in the combined company following the transaction, and as a result, may have less influence on our management and policies. Additionally, upon the closing of the Acquisition, we will issue the balance of the Stock Consideration in shares of Class B Common Stock. As a result, our stockholders will have proportionately less ownership than they have now.
In addition, prior to the closing of the Acquisition, assuming the price of our common stock is above $54.6785, we may elect, or if we do not elect, AEP may direct us in certain circumstances, to conduct a primary offering of common stock in order to raise funds to increase the Cash Consideration by the amount of certain of the proceeds of such offering. Such offering may include up to 7,315,490 shares of common stock that would otherwise have been issued to AEP in connection with the Acquisition. If such an offering is undertaken, the Cash Consideration will be increased by an amount equal to the number of shares sold in such offering multiplied by $54.6785 and the Stock Consideration will be decreased by the number of shares sold in such offering. In other words, the total number of shares to be issued in connection with the Acquisition will not change if Tenneco undertakes such an offering. However, Tenneco stockholders existing immediately prior to the offering (and prior to the closing of the Acquisition), will have proportionally less voting power following the closing of the offering (and subsequently, following the closing of the Acquisition). However, Tenneco stockholders will not experience any incremental economic dilution as a result of such offering as the total number of shares of common stock to be issued in connection with the Acquisition will not be increased above 29,444,846.
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
Our historical business differs from that of Federal-Mogul. Accordingly, our results of operations and the market price of our Common Stock following the completion of the Acquisition may be affected by factors that differ from those that previously affected the independent results of operations of each of Tenneco and Federal-Mogul and the market price of our existing common stock.
We may not generate sufficient financing to fund the purchase price for the Acquisition.
We have entered into a debt commitment letter, pursuant to which JPMorgan Chase Bank, N.A. and Barclays Bank PLC have committed to provide a $4.9 billion senior credit facility. The new senior credit facility will consist of a five-year $1.7 billion Term Loan A, a seven-year $1.7 billion Term Loan B and a five-year $1.5 billion revolving credit facility, a portion of which will be used to finance the Cash Consideration portion of the purchase price and replace our existing senior credit facilities and certain senior credit facilities at Federal-Mogul.
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
Whether or not we complete the Transaction, we have incurred, and will continue to incur, significant costs in connection with the Transaction and integrating the business and operations of Federal-Mogul with our business and operations. We also expect we will incur fees and expenses in connection with the related financing transactions, including the debt financing and any primary offering. We may also incur additional unanticipated costs in the separation processes. These could adversely affect our business, financial condition and results of operations, or the business, financial condition and results of operations of each company following the Spin-Off, in the period in which such expenses are recorded, or the cash flows, in the period in which any related costs are actually paid.
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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) Not applicable.
(c) Purchase of equity securities by the issuer and affiliated purchasers. The following table provides information relating to our purchase of shares of our common stock in the second quarter of 2018. These purchases reflect shares withheld upon vesting of restricted stock for tax withholding obligations. We generally intend to continue to satisfy tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares.
In January 2015, our Board of Directors approved a share repurchase program, authorizing our company to repurchase up to $350 million of our outstanding common stock over a three year period. In October 2015, our Board of Directors expanded this share repurchase program, authorizing the repurchase of an additional $200 million of the Company's outstanding common stock. In February 2017, our Board of Directors authorized the repurchase of up to $400 million of the Company's outstanding common stock over the next three years, including $112 million that remained authorized under earlier repurchase programs. The Company anticipates acquiring the shares through open market or privately negotiated transactions, which will be funded through cash from operations. The repurchase program does not obligate the Company to repurchase shares within any specific time or situations, and opportunities in higher priority areas could affect the cadence of this program. We did not repurchase any shares through this program in the six months ended June 30, 2018. Since we announced the share repurchase program in January 2015, we have repurchased 11.3 million shares for $607 million through June 30, 2018.

Period	Total Number of Shares Purchased (1)	Average Price Paid	Maximum Value of Shares That May Yet be Purchased Under These Plans or Programs (Millions)
April 2018	—	$—	$231
May 2018	1,743	47.14	231
June 2018	2,148	44.69	231
Total	3,891	$45.79	$231

(1)	Includes shares withheld upon vesting of restricted stock in the amount of 1,743 in May 2018 and 2,148 in June 2018.

INDEX TO EXHIBITS
TO
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2018

Exhibit Number		Description

2.1	—
Membership Interest Purchase Agreement, dated as of April 10, 2018 by and among the Company, Federal-Mogul LLC, American Entertainment Properties Corp. and Icahn Enterprises L.P. (incorporated herein by reference to Exhibit 2.1 of the registrant’s Current Report on Form 8-K filed April 10, 2018.  File No. 1-12387).

*12	—	Computation of Ratio of Earnings to Fixed Charges.

*15.1	—	Letter of PricewaterhouseCoopers LLP regarding interim financial information.

*31.1	—	Certification of Brian J. Kesseler under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Jason M. Hollar under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of Brian J. Kesseler and Jason M. Hollar under Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	—	XBRL Instance Document.

*101.SCH	—	XBRL Taxonomy Extension Schema Document.

*101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, Tenneco Inc. has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TENNECO INC.

By:	/s/ AUDREY A. SMITH
Audrey A. Smith
Vice President and Controller
(Principal Accounting Officer)
Dated: August 7, 2018