Form 10-Q
period 2018-09-30
TENNECO INC
filed 2018-11-07
CIK 1024725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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
Registrant’s telephone number, including area code: (847) 482-5000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑      No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☑      No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
The number of shares of Class A Voting Common Stock, par value $0.01 per share: 57,086,965 shares outstanding as of November 5, 2018. The number of shares of Class B Non-Voting Common Stock, par value $0.01 per share: 23,793,669 shares outstanding as of November 5, 2018.

*	No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, our prospects and business strategies. These forward-looking statements are included in various sections of this report, including the section entitled “Outlook” appearing in Part I Item 2 of this report. The words “may,” “will,” “believe,” “should,” “could,” “plan,” “expect,” “anticipate,” “estimate,” and similar expressions (and variations thereof), identify these forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, these expectations may not prove to be correct. Because these forward-looking statements are also subject to risks and uncertainties, actual results may differ materially from the expectations expressed in the forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include:

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

•
changes in consumer demand, prices and our ability to have our products included on top selling vehicles, including any shifts in consumer preferences away from light trucks or diesel engines, which tend to be higher margin products for us, to other lower margin vehicles, for which we may or may not have supply arrangements;

•
changes in consumer demand for our automotive, commercial or aftermarket products, or changes in automotive and commercial vehicle manufacturers’ production rates and their actual and forecasted requirements for our products, due to difficult economic conditions and/or regulatory or legal changes affecting internal combustion engines and/or aftermarket products;

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

•
increases in the costs of raw materials or components, including our ability to successfully reduce the impact of any such cost increases through materials substitutions, cost reduction initiatives, customer recovery and other methods;

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

•
the impact of the extensive, increasing and changing laws and regulations to which we are subject, including environmental laws and regulations, which may result in our incurrence of environmental liabilities in excess of the amount reserved or increased costs or loss of revenues relating to products subject to changing regulation;

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
In addition, important factors related to the transaction with Federal-Mogul LLC ("Federal-Mogul") that could cause actual results to differ materially from the expectations reflected in the forward-looking statements, including:

•	the risk that the benefits of the acquisition of Federal-Mogul, including synergies, may not be fully realized or may take longer to realize than expected;

•	the risk that the acquisition of Federal-Mogul may not advance our business strategy;

•	the risk that we may experience difficulty integrating or separating all employees or operations;

•
the risk that the transaction may have an adverse impact on existing arrangements with us, including those related to transition, manufacturing and supply services and tax matters, our ability to retain and hire key personnel or our ability to maintain relationships with customers, suppliers or other business partners; and

•
the risk that the company may not complete a separation of its powertrain technology business and its aftermarket and ride performance business (or achieve some or all of the anticipated benefits of such a separation).

The risks included here are not exhaustive. Refer to “Part I, Item 1A — Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2017 and "Part II, Item 1A — Risk Factors” of this Form 10-Q for further discussion regarding our exposure to risks. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor to assess the impact such risk factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Unless otherwise indicated in this report, the forward-looking statements in this report are made as of the date of this report, and, except as required by law, we do not undertake any obligation, and disclaims any obligation, to publicly disclose revisions or updates to any forward-looking statements.

PART I.
FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS (UNAUDITED)
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Tenneco Inc.
Results of Review of Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Tenneco Inc. and its subsidiaries as of September 30, 2018, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month and nine-month periods ended September 30, 2018 and 2017 and the condensed consolidated statements of changes in shareholders' equity for the nine-month periods ended September 30, 2018 and 2017, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated February 28, 2018, except for the change in composition of reportable segments discussed in Note 11 to the consolidated financial statements and the changes in the manner in which the Company accounts for certain components of net periodic pension and postretirement benefit costs, cash received to settle the deferred purchase price of factored receivables and restricted cash discussed in Note 1 to the consolidated financial statements, as to which the date is September 28, 2018, which included a paragraph describing a change in the manner of accounting for certain components of net periodic pension and postretirement benefit costs and the manner in which it accounts for the cash received to settle the deferred purchase price of factored receivables, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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

/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
November 7, 2018

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Millions Except Share and Per Share Amounts)
Revenues
Net sales and operating revenues	$2,372	$2,274	$7,483	$6,883

Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	2,014	1,911	6,371	5,789
Engineering, research, and development	39	40	122	115
Selling, general, and administrative	141	127	450	520
Depreciation and amortization of other intangibles	65	58	183	165
	2,259	2,136	7,126	6,589
Other expense
Loss on sale of receivables	3	2	8	4
Other expense, net	6	2	15	8
	9	4	23	12
Earnings before interest expense, income taxes, and noncontrolling interests	104	134	334	282
Interest expense	21	19	61	54
Earnings before income taxes and noncontrolling interests	83	115	273	228
Income tax expense	20	16	72	41
Net income	63	99	201	187
Less: Net income attributable to noncontrolling interests	9	16	39	48
Net income attributable to Tenneco Inc.	$54	$83	$162	$139
Earnings per share
Weighted average shares of common stock outstanding —
Basic	51,272,618	52,508,078	51,247,664	53,265,149
Diluted	51,401,829	52,687,656	51,395,927	53,501,864
Basic earnings per share of common stock	$1.05	$1.57	$3.17	$2.61
Diluted earnings per share of common stock	$1.05	$1.57	$3.16	$2.60
Cash dividends declared per share	$0.25	$0.25	$0.75	$0.75
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of income.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30, 2018
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	(Millions)
Net Income		$54		$9		$63
Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance July 1	$(315)		$(2)		$(317)
Translation of foreign currency statements	(28)	(28)	(3)	(3)	(31)	(31)
Balance September 30	(343)		(5)		(348)
Additional Liability for Pension and Postretirement Benefits
Balance July 1	(293)		—		(293)
Additional liability for pension and postretirement benefits, net of tax	4	4	—	—	4	4
Balance September 30	(289)		—		(289)
Balance September 30	$(632)		$(5)		$(637)
Other Comprehensive Loss		(24)		(3)		(27)
Comprehensive Income		$30		$6		$36
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of comprehensive income.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30, 2017
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income
	(Millions)
Net Income		$83		$16		$99
Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance July 1	$(285)		$(2)		$(287)
Translation of foreign currency statements	28	28	1	1	29	29
Balance September 30	(257)		(1)		(258)
Additional Liability for Pension and Postretirement Benefits
Balance July 1	(316)		—		(316)
Additional liability for pension and postretirement benefits, net of tax	3	3	—	—	3	3
Balance September 30	(313)		—		(313)
Balance September 30	$(570)		$(1)		$(571)
Other Comprehensive Income		31		1		32
Comprehensive Income		$114		$17		$131

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of comprehensive income.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Nine Months Ended September 30, 2018
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	(Millions)
Net Income		$162		$39		$201
Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$(241)		$(3)		$(244)
Translation of foreign currency statements	(102)	(102)	(2)	(2)	(104)	(104)
Balance September 30	(343)		(5)		(348)
Additional Liability for Pension and Postretirement Benefits					z
Balance January 1	(300)		—		(300)
Additional liability for pension and postretirement benefits, net of tax	11	11	—	—	11	11
Balance September 30	(289)		—		(289)
Balance September 30	$(632)		$(5)		$(637)
Other Comprehensive Loss		(91)		(2)		(93)
Comprehensive Income		$71		$37		$108

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of comprehensive income.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Nine Months Ended September 30, 2017
	Tenneco Inc.		Noncontrolling Interests		Total
	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income
	(Millions)
Net Income		$139		$48		$187
Accumulated Other Comprehensive Income (Loss)
Cumulative Translation Adjustment
Balance January 1	$(338)		$(5)		$(343)
Translation of foreign currency statements	81	81	4	4	85	85
Balance September 30	(257)		(1)		(258)
Additional Liability for Pension and Postretirement Benefits
Balance January 1	(327)		—		(327)
Additional liability for pension and postretirement benefits, net of tax	14	14	—	—	14	14
Balance September 30	(313)		—		(313)
Balance September 30	$(570)		$(1)		$(571)
Other Comprehensive Income		95		4		99
Comprehensive Income		$234		$52		$286

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of comprehensive income.

TENNECO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2018	December 31, 2017
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$202	$315
Restricted cash	1	3
Receivables —
Customer notes and accounts, net	1,389	1,294
Other	19	27
Inventories —
Finished goods	372	349
Work in process	307	268
Raw materials	197	178
Materials and supplies	80	74
Prepayments and other	369	291
Total current assets	2,936	2,799
Other assets:
Long-term receivables, net	12	9
Goodwill	47	49
Intangibles, net	20	22
Deferred income taxes	227	204
Other	154	144
	460	428
Plant, property, and equipment, at cost	4,068	4,008
Less — Accumulated depreciation and amortization	(2,436)	(2,393)
	1,632	1,615
Total assets	$5,028	$4,842
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt)	$240	$83
Accounts payable	1,769	1,705
Accrued taxes	38	45
Accrued interest	10	14
Accrued liabilities	299	287
Other	136	132
Total current liabilities	2,492	2,266
Long-term debt	1,304	1,358
Deferred income taxes	11	11
Pension and postretirement benefits	258	268
Deferred credits and other liabilities	160	155
Commitments and contingencies (Note 8)	—	—
Total liabilities	4,225	4,058
Redeemable noncontrolling interests	28	42
Tenneco Inc. shareholders’ equity:
Common stock	1	1
Premium on common stock and other capital surplus	3,121	3,112
Accumulated other comprehensive loss	(632)	(541)
Accumulated deficit	(823)	(946)
	1,667	1,626
Less — Shares held as treasury stock, at cost	930	930
Total Tenneco Inc. shareholders’ equity	737	696
Noncontrolling interests	38	46
Total equity	775	742
Total liabilities, redeemable noncontrolling interests and equity	$5,028	$4,842
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Millions)

Operating Activities
Net income	$63	$99	$201	$187
Adjustments to reconcile net income to cash (used) provided by operating activities —
Depreciation and amortization of other intangibles	65	58	183	165
Deferred income taxes	(13)	(1)	(22)	(1)
Stock-based compensation	5	1	12	12
Loss on sale of assets	3	1	8	2
Changes in components of working capital —
(Increase) decrease in receivables	(29)	13	(268)	(212)
Increase in inventories	(65)	(56)	(118)	(116)
Increase in prepayments and other current assets	(21)	(8)	(91)	(76)
(Decrease) increase in accounts payable	(26)	(29)	141	57
(Decrease) increase in accrued taxes	(3)	16	(6)	(22)
Decrease in accrued interest	(3)	(3)	(3)	(5)
(Decrease) increase in other current liabilities	(19)	(51)	11	101
Changes in long-term assets	(4)	(10)	(18)	(10)
Changes in long-term liabilities	1	(6)	2	1
Other	5	1	5	3
Net cash (used) provided by operating activities	(41)	25	37	86
Investing Activities
Proceeds from sale of assets	1	—	6	6
Proceeds from sale of equity interest	—	—	—	9
Cash payments for plant, property, and equipment	(78)	(90)	(242)	(283)
Cash payments for software related intangible assets	(3)	(5)	(13)	(17)
Proceeds from deferred purchase price of factored receivables	36	28	102	77
Other	(4)	(1)	(2)	(5)
Net cash used by investing activities	(48)	(68)	(149)	(213)
Financing Activities
(Repurchase) issuance of common shares	(1)	1	(2)	(2)
Cash dividends	(14)	(14)	(39)	(40)
Payments of long-term debt	(5)	(1)	(17)	(9)
Issuance of long-term debt	—	—	—	136
Debt issuance cost of long-term debt	—	—	(2)	(8)
Purchase of common stock under the share repurchase program	—	(71)	—	(131)
Net increase (decrease) in bank overdrafts	2	(3)	(5)	(12)
Net (decrease) increase in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivable	(77)	84	(29)	144
Net increase in short-term borrowings secured by accounts receivable	170	—	150	20
Distributions to noncontrolling interest partners	(16)	(12)	(44)	(45)
Net cash provided (used) by financing activities	59	(16)	12	53
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(4)	3	(15)	4
Decrease in cash, cash equivalents and restricted cash	(34)	(56)	(115)	(70)
Cash, cash equivalents and restricted cash, beginning of period	237	335	318	349
Cash, cash equivalents and restricted cash, end of period (Note)	$203	$279	$203	$279
Supplemental Cash Flow Information
Cash paid during the period for interest (net of interest capitalized)	$25	$23	$65	$61
Cash paid during the period for income taxes (net of refunds)	23	31	79	74
Non-cash Investing and Financing Activities
Period end balance of accounts payable for plant, property, and equipment	$52	$53	$52	$53
Deferred purchase price of receivables factored in the period	34	27	105	80
Note: Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of cash flows.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Nine Months Ended September 30,
	2018		2017
	Shares	Amount	Shares	Amount
	(Millions Except Share Amounts)
Tenneco Inc. Shareholders:
Common Stock
Balance January 1	66,033,509	$1	65,891,930	$1
(Repurchased) issued pursuant to benefit plans	(18,553)	—	35,843	—
Restricted shares forfeited	(8,062)	—	(126,682)	—
Stock options exercised	16,199	—	208,818	—
Balance September 30	66,023,093	1	66,009,909	1
Premium on Common Stock and Other Capital Surplus
Balance January 1		3,112		3,098
Premium on common stock issued pursuant to benefit plans		9		11
Balance September 30		3,121		3,109
Accumulated Other Comprehensive Loss
Balance January 1		(541)		(665)
Other comprehensive (loss) income		(91)		95
Balance September 30		(632)		(570)
Accumulated Deficit
Balance January 1		(946)		(1,100)
Net income attributable to Tenneco Inc.		162		139
Cash dividends declared		(39)		(40)
Adjustments to adopt new accounting standards
Revenue recognition (notes 11 and 14)		1		—
Tax accounting for intra-entity asset transfers (note 11)		(2)		—
Balance September 30		(823)		(1,001)
Less — Common Stock Held as Treasury Stock at Cost
Balance January 1	14,592,888	930	11,655,938	761
Purchase of common stock through stock repurchase program	—	—	2,310,443	131
Balance September 30	14,592,888	930	13,966,381	892
Total Tenneco Inc. shareholders’ equity		$737		$647
Noncontrolling Interests:
Balance January 1		$46		$47
Net income		17		21
Other comprehensive income		1		2
Dividends declared		(26)		(31)
Balance September 30		$38		$39
Total Equity		$775		$686
The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated statements of changes in shareholders’ equity.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Consolidation and Presentation
Tenneco Inc. ("Tenneco" or "the Company") is one of the world’s leading manufacturers of clean air and ride performance products and systems for light vehicle, commercial truck and off-highway applications. We also engineer, manufacture, market and distribute leading brand name products to a diversified and global aftermarket customer base. Unless the context indicates otherwise, references herein to and words such as "we," "us," or "our" include the Company and its consolidated subsidiaries.
As you read the accompanying financial statements you should also read our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission (SEC) on February 28, 2018 (the "2017 Form 10-K"). A Form 8-K was also filed with the SEC on September 28, 2018 to recast certain portions of the 2017 Form 10-K to retrospectively reflect the effect of the Company's change in reporting segments that took effect in the first quarter of 2018, and to recast certain financial information and related disclosures for accounting standards adopted in 2018, for which retrospective application was required.
In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the Company’s results of operations, comprehensive income, financial position, cash flows, and changes in shareholders’ equity for the periods indicated. We have prepared the unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (U.S. GAAP) for annual financial statements.
Our unaudited condensed consolidated financial statements include all majority-owned subsidiaries. We have eliminated all intercompany transactions.
Segment Information
In the first quarter of 2018, the Company’s reportable segments were revised, and now consist of the following three segments: Clean Air, Ride Performance and Aftermarket. See Note 13, Segment Information for further information.
Prepayments and Other
Prepayments and other included $156 million and $117 million at September 30, 2018 and December 31, 2017, respectively, for in-process tools and dies that we are building for our original equipment customers.
Accounts Payable
Accounts payable included $110 million and $77 million at September 30, 2018 and December 31, 2017, respectively, for accrued compensation and $15 million and $20 million at September 30, 2018 and December 31, 2017, respectively, for bank overdrafts at our European subsidiaries.
Redeemable Noncontrolling Interests
The following is a rollforward of activities in our redeemable noncontrolling interests for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
	(Millions)
Balance January 1	$42	$40
Net income attributable to redeemable noncontrolling interests	22	27
Other comprehensive (loss) income	(3)	2
Dividends declared	(33)	(37)
Balance September 30	$28	$32

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

Reclassifications
Reclassifications to certain prior year amounts have been made to conform to current year presentation. See Note 12, New Accounting Pronouncements for additional information.

(2)	Acquisition of Federal-Mogul
On October 1, 2018, we closed on the acquisition of all of the interests in Federal-Mogul LLC ("Federal-Mogul"), (the "Acquisition") pursuant to the Membership Interest Purchase Agreement, dated as of April 10, 2018 (the “Purchase Agreement”), by and among the Company, Federal-Mogul, American Entertainment Properties Corp. (“AEP” and, together with certain affiliated entities, the “Sellers”) and Icahn Enterprises L.P. (“IEP”). Total consideration was approximately $5.2 billion. Following the completion of the Acquisition, Federal-Mogul was merged with and into the Company, with the Company continuing as the surviving company.
At the effective time of the Acquisition, the Company’s certificate of incorporation was amended and restated (the “Amended and Restated Certificate of Incorporation”) in order to create a new class of non-voting common stock of the Company called “Class B Non-Voting Common Stock” (“Class B Common Stock”) with 25,000,000 shares authorized, and to reclassify the Company’s existing common stock as “Class A Voting Common Stock” (“Class A Common Stock”).
Under the Amended and Restated Certificate of Incorporation, the authorized number of shares was increased from 185,000,000 shares, divided into 135,000,000 shares of common stock, par value $0.01, and 50,000,000 shares of preferred stock, par value $0.01, to 250,000,000 shares, divided into 175,000,000 shares of Class A Common Stock, 25,000,000 shares of Class B Common Stock and 50,000,000 shares of preferred stock, par value $0.01.
The Company (i) paid to AEP an aggregate amount in cash equal to $800 million (the “Cash Consideration”) and (ii) issued and delivered to AEP an aggregate of 29,444,846 shares of common stock at $41.99 per share. The $1.2 billion of common stock was comprised of: (a) 5,651,177 shares of Class A Common Stock, par value $0.01 equal to 9.9 percent of the aggregate number of shares of Class A Common Stock issued and outstanding immediately following the closing of the Acquisition, and (b) 23,793,669 shares of newly created Class B Common Stock, par value $0.01. The remaining of approximately $3.2 billion of consideration was comprised of the assumption of Federal-Mogul debt obligations.
Following the closing of the Acquisition, the Company has agreed to use its reasonable best efforts to pursue the separation of the combined company’s powertrain technology business and its aftermarket and ride performance business into two separate, publicly traded companies in a spin-off transaction that is expected to be treated as a tax-free reorganization for U.S. federal income tax purposes.
Advisory costs associated with the Acquisition were $12 million and $43 million for the three and nine months ended September 30, 2018, respectively, and have been recognized as a component of selling, general, and administrative expenses in the condensed consolidated statements of income.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

(3)	Financial Instruments
The net carrying and estimated fair values of our financial instruments by class at September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018		December 31, 2017
	Net Carrying Amount	Fair Value	Net Carrying Amount	Fair Value
	(Millions)
Long-term debt (including current maturities)	$1,308	$1,252	$1,361	$1,398
Equity swap agreement and foreign currency forward contracts:
Asset derivative contracts (a)	5	5	4	4

(a) All derivatives are categorized within Level 2 of the fair value hierarchy.
Asset and Liability Instruments — The fair value of cash and cash equivalents, short and long-term receivables, accounts payable, and short-term debt was considered to be the same as or was not determined to be materially different from the carrying amount.
Long-term Debt — The fair value of our public fixed rate senior notes is based on quoted market prices (level 1). The fair value of our private borrowings under our senior credit facility as of September 30, 2018 and other long-term debt instruments is based on the market value of debt with similar maturities, interest rates and risk characteristics (level 2). The fair value of our level 1 debt, as classified in the fair value hierarchy, was $657 million and $749 million at September 30, 2018 and December 31, 2017, respectively. We have classified $582 million and $634 million as level 2 in the fair value hierarchy at September 30, 2018 and December 31, 2017, respectively, since we utilize valuation inputs that are observable either directly or indirectly. We classified the remaining $13 million and $15 million, consisting of foreign subsidiary debt, as level 3 in the fair value hierarchy at September 30, 2018 and December 31, 2017, respectively.
The fair value hierarchy definition prioritizes the inputs used in measuring fair value into the following levels:

Level 1	—	Quoted prices in active markets for identical assets or liabilities.

Level 2	—	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

Level 3	—	Unobservable inputs based on our own assumptions.
Foreign Currency Forward Contracts — We use derivative financial instruments, principally foreign currency forward purchase and sales contracts with terms of less than one year, to hedge our exposure to changes in foreign currency exchange rates. Our primary exposure to changes in foreign currency rates results from intercompany loans made between affiliates to minimize the need for borrowings from third parties. Additionally, we enter into foreign currency forward purchase and sale contracts to mitigate our exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables. We manage counter-party credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements. We do not enter into derivative financial instruments for speculative purposes. The fair value of our foreign currency forward contracts is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. We record the change in fair value of these foreign currency forward contracts as part of currency gains (losses) within cost of sales in the consolidated statements of income. The fair value of foreign currency forward contracts are recorded in prepayments and other current assets or other current liabilities in the consolidated balance sheets. The fair value of our foreign currency forward contracts was a net liability position of less than $1 million at both September 30, 2018 and December 31, 2017.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

The following table summarizes by major currency the notional amounts for foreign currency forward purchase and sale contracts as of September 30, 2018 (all of which mature in 2018):

		Notional Amount in Foreign Currency
		(Millions)
Canadian dollars	—Sell	(2)
Chinese yuan	—Purchase	4
U.S. dollars	—Purchase	1
Cash-settled Share Swap Transactions — We selectively use cash-settled share swaps to reduce market risk associated with our deferred liabilities. These equity compensation liabilities increase as our stock price increases and decrease as our stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing us to fix a portion of the liabilities at a stated amount. As of September 30, 2018, we had hedged our deferred liability related to approximately 250,000 common share equivalents. The fair value of the equity swap agreement is recorded in other current assets in the condensed consolidated balance sheets. The fair value of our equity swap agreement was a net asset position of $5 million and $4 million at September 30, 2018 and December 31, 2017, respectively.
Guarantees —We have from time to time issued guarantees for the performance of obligations of some of our subsidiaries, and some of our subsidiaries have guaranteed our debt. At September 30, 2018, all of our existing and future material domestic subsidiaries fully and unconditionally guaranteed our senior credit facility and our senior notes on a joint and several basis. The arrangement for the senior credit facility was also secured by first-priority liens on substantially all our domestic assets and pledges of up to 66 percent of the stock of certain first-tier foreign subsidiaries. At September 30, 2018, no assets or capital stock secured our senior notes. For additional information, refer to Note 14, Supplemental Guarantor Condensed Consolidating Financial Statements.
We have two performance guarantee agreements in the U.K. between Tenneco Management (Europe) Limited (“TMEL”) and the two Walker Group Retirement Plans, the Walker Group Employee Benefit Plan and the Walker Group Executive Retirement Benefit Plan (the “Walker Plans”), whereby TMEL will guarantee the payment of all current and future pension contributions in the event of a payment default by the sponsoring or participating employers of the Walker Plans. The Walker Plans are comprised of employees from Tenneco Walker (U.K.) Limited and Futaba (U.K.) Limited, formerly our Futaba-Tenneco (U.K.) joint venture. Employer contributions are funded by Tenneco Walker (U.K.) Limited, as the sponsoring employer, and were also funded by Futaba (U.K.) Limited prior to its ceasing, on April 28, 2017, to be an entity in which the Company has an equity interest. The performance guarantee agreements are expected to remain in effect until all pension obligations for the Walker Plans’ sponsoring and participating employers have been satisfied. We did not record an additional liability for this performance guarantee since Tenneco Walker (U.K.) Limited, as the sponsoring employer of the Walker Plans, already recognizes 100% of the pension obligation calculated based on U.S. GAAP, for all of the Walker Plans’ participating employers on its balance sheet. As of September 30, 2018 and December 31, 2017, these plans were in an overfunded position and shown under other assets, other on our condensed consolidated balance sheets. At September 30, 2018, all pension contributions under the Walker Plans were current for all of the Walker Plans’ sponsoring and participating employers.
We have issued guarantees through letters of credit in connection with some obligations of our affiliates. As of September 30, 2018, we have guaranteed $27 million in letters of credit to support some of our subsidiaries’ insurance arrangements, foreign employee benefit programs, environmental remediation activities and cash management and capital requirements.
Financial Instruments — In certain instances, several of our Chinese subsidiaries receive payment from customers through the receipt of financial instruments on the date the customer payments are due. Several of our Chinese subsidiaries also satisfy vendor payments through the delivery of financial instruments on the date the payments are due. Financial instruments issued to satisfy vendor payables and not redeemed totaled $12 million and $11 million at September 30, 2018 and December 31, 2017, respectively, and were classified as notes payable recorded in short-term debt in our condensed consolidated balance sheets. Financial instruments received from original equipment (OE) customers and not redeemed totaled $27 million and $10 million at September 30, 2018 and December 31, 2017, respectively, and were classified as other current assets in our condensed consolidated balance sheets. We classify financial instruments received from our customers as other current assets, recorded in prepayments and other, if issued by a financial institution of our customers or as customer notes and accounts, net if issued by our customer.

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
Supply Chain Financing — Certain of our suppliers in the U.S. participate in supply chain financing programs under which they securitize their accounts receivables from the Company. Financial institutions participate in the supply chain financing program on an uncommitted basis and can cease purchasing receivables or drafts from the Company's suppliers at any time. If the financial institutions do not continue to purchase receivables or drafts from the Company's suppliers under these programs, the participating vendors may have a need to renegotiate their payment terms with the Company which in turn would cause our borrowings under our revolving credit facility to increase.
Restricted Cash — Some of our Chinese subsidiaries that issue their own financial instruments to pay vendors are required to maintain a cash balance if they exceed credit limits with the financial institution that guarantees the financial instruments. There was no restricted cash balance required at those Chinese subsidiaries at September 30, 2018 and $2 million at December 31, 2017.
One of our subsidiaries in Spain is required by law to maintain a cash deposit with a financial institution to guarantee the maximum estimated loss related to a tax audit until a settlement is reached. The cash deposit required was less than $1 million which has been classified as restricted cash on the Company's condensed consolidated balance sheets at both September 30, 2018 and December 31, 2017. As of December 31, 2017, there was a similar cash deposit required for one of our subsidiaries in Brazil for approximately $1 million. The audit was closed in 2018 and the Brazil subsidiary has no restricted cash balance as of September 30, 2018.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

(4)	Debt and Other Financing Arrangements
Long-Term Debt
A summary of our long-term debt obligations at September 30, 2018 and December 31, 2017 is set forth in the following table:

	September 30, 2018		December 31, 2017
	Principal	Carrying Amount (1)	Principal	Carrying Amount (1)
	(Millions)
Tenneco Inc. —
Revolver borrowings due 2022	$207	$207	$244	$244
Senior Tranche A Term Loan due 2022	375	373	390	388
5 3/8% Senior Notes due 2024	225	222	225	222
5% Senior Notes due 2026	500	493	500	492
Other subsidiaries —
Other long-term debt due in 2020	6	6	5	5
Notes due 2018 through 2028	8	7	12	10
	1,321	1,308	1,376	1,361
Less — maturities classified as current	4	4	3	3
Total long-term debt	$1,317	$1,304	$1,373	$1,358

(1) Carrying amount is net of unamortized debt issuance costs and debt discounts. Total unamortized debt issuance costs were $11 million and $13 million as of September 30, 2018 and December 31, 2017, respectively, and the total unamortized debt discount was $2 million as of both September 30, 2018 and December 31, 2017.
Short-Term Debt
Our short-term debt includes the current portion of long-term debt, borrowings by the parent company and foreign subsidiaries, which includes borrowings under both committed credit facilities and uncommitted lines of credit and similar arrangements, and borrowings under the U.S. accounts receivable securitization program as discussed in Note 6, Accounts Receivable Securitization and Factoring Programs. Information regarding our short-term debt as of September 30, 2018 and December 31, 2017 is as follows:

	September 30, 2018	December 31, 2017
	(Millions)
Maturities classified as current	$4	$3
Short-term borrowings	236	80
Total short-term debt	$240	$83
Financing Arrangements
As of September 30, 2018, our financing arrangements were primarily provided by a committed senior secured credit facility with a syndicate of banks and other financial institutions. The arrangement was secured by substantially all our domestic assets and pledges of up to 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries.
We were required to make quarterly principal payments under the term loan A facility of $5 million through June 30, 2019, $7.5 million beginning September 30, 2019 through June 30, 2020, $10 million beginning September 30, 2020 through March 31, 2022 and a final payment of $260 million is due on May 12, 2022. We excluded the required payments, within the twelve months after September 30, 2018, under the term loan A facility totaling $22.5 million from current liabilities as of September 30, 2018, because we had the intent and the ability to refinance the obligations on a long-term basis by using our revolving credit facility.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

New Credit Facility
On October 1, 2018, the Company entered into a new credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and other lenders (the “New Credit Facility”) in connection with the acquisition of Federal-Mogul. The New Credit Facility consists of $4.9 billion of total debt financing, consisting of a five-year $1.5 billion revolving credit facility, a five-year $1.7 billion term loan A facility and a seven-year $1.7 billion term loan B facility. Proceeds from the New Credit Facility were used to finance the Cash Consideration portion of the Acquisition purchase price, to refinance the Company’s then existing senior credit facilities, inclusive of the revolver and the term loan A then outstanding, and certain senior credit facilities of Federal-Mogul, and to pay fees and expenses relating to the Acquisition and the financing thereof, and the remainder, including future borrowings under the revolving credit facility, will be used for general corporate purposes.
Each of the Company and Tenneco Automotive Operating Company Inc. are borrowers under the New Credit Facility, and the Company is the sole borrower under the term loan A and term loan B facilities. The New Credit Facility is guaranteed on a senior basis by certain material domestic subsidiaries of the Company. Drawings under the revolving credit facility may be in U.S. Dollars, Pounds Sterling or Euros.
The New Credit Facility is secured by substantially all domestic assets of the Company and the subsidiary guarantors and by pledges of up to 66 percent of the stock of certain first-tier foreign subsidiaries. The security for the New Credit Facility will be pari passu with the security for outstanding senior secured notes of Federal-Mogul that were assumed by the Company in connection with the Acquisition. If any foreign subsidiary of the Company is added to the revolving credit facility as a borrower, the obligations of such foreign borrower will be secured by the assets of such foreign borrower, and also will be secured by the assets of, and guaranteed by, the domestic borrowers and domestic guarantors as well as certain foreign subsidiaries of the Company in the chain of ownership of such foreign borrower.
The term loan A and revolving credit facilities will mature on the fifth anniversary of closing, and the term loan B facility will mature on the seventh anniversary of closing. The term loan A facility is payable in 19 consecutive quarterly installments, commencing March 31, 2019, with 5% being paid annually in each of the first two years, 7.5% in the third year, 10% annually in each of the fourth and fifth years and the remainder on the maturity date. The term loan B facility is payable in 27 consecutive quarterly installments, commencing March 31, 2019, with 0.25% being paid in 27 quarterly installments and the remainder on the maturity date.
The interest rate on borrowings under the revolving credit facility and the term loan A facility will initially be LIBOR plus 1.75%, which interest rate will be subject to change if the Company’s consolidated net leverage ratio changes. Initially, and so long as the Company’s corporate family rating is Ba3 (with a stable outlook) or higher from Moody’s Investors Service, Inc. (“Moody’s”) and BB- (with a stable outlook) or higher from Standard & Poor’s Financial Services LLC (“S&P”), the interest rate on borrowings under the term loan B facility will be LIBOR plus 2.75%; at any time the foregoing conditions are not satisfied, the interest rate on the term loan B facility will be LIBOR plus 3.00%. When the term loan B facility is no longer outstanding and the Company and its subsidiaries have no other secured indebtedness (with certain exceptions set forth in the New Credit Facility), and upon the Company achieving and maintaining two or more corporate credit and/or corporate family ratings higher than or equal to BBB- from S&P, BBB- from Fitch Ratings Inc. (“Fitch”) and/or Baa3 from Moody’s (in each case, with a stable or positive outlook), the collateral under the New Credit Facility may be released.
The New Credit Facility contains representations and warranties and affirmative and negative covenants which are customary for debt facilities of this type. The negative covenants limit the ability of the Company and its restricted subsidiaries to, among other things, (i) incur additional indebtedness or issue preferred stock, (ii) pay dividends or make distributions to the Company’s stockholders, (iii) purchase or redeem the Company’s equity interests, (iv) make investments, (v) create liens on their assets, (vi) enter into transactions with the Company’s affiliates, (vii) sell assets and (viii) merge or consolidate with, or dispose of substantially all of the Company’s assets to, other companies. The New Credit Facility also contains two financial maintenance covenants for the revolving credit facility and the term loan A facility including (x) a requirement to have a consolidated net leverage ratio (as defined in the New Credit Facility) as of the end of each fiscal quarter of not greater than 4.0 to 1 through September 30, 2019, 3.75 to 1 through September 30, 2020 and 3.5 to 1 thereafter; and (y) a requirement to maintain consolidated interest coverage ratio (as defined in the New Credit Facility) for any period of four consecutive fiscal quarters of not less than 2.75 to 1.
The New Credit Facility includes customary events of default and other provisions that could require all amounts due thereunder to become immediately due and payable, either automatically or at the option of the lenders, if the Company fails to comply with the terms of the New Credit Facility or if other customary events occur. The New Credit Facility does not contain any terms that could accelerate the payment of it as a result of a credit rating change.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

The financial ratios required under the senior credit facility outstanding as of September 30, 2018, and the actual ratios we achieved for the first three quarters of 2018, are as follows:

	Quarter Ended
	September 30, 2018		June 30, 2018		March 31, 2018
	Required	Actual	Required	Actual	Required	Actual
Leverage Ratio (maximum)	3.50	2.05	3.50	1.79	3.50	2.09
Interest Coverage Ratio (minimum)	2.75	10.05	2.75	10.84	2.75	9.87
At September 30, 2018, the senior credit facility included a maximum leverage ratio covenant of 3.50 and a minimum interest coverage ratio of 2.75, in each case through May 12, 2022. The senior credit facility provided us with the flexibility not to exclude certain otherwise excludable charges incurred in any relevant period from the calculation of the leverage and interest coverage ratios for such period.
At September 30, 2018, of the $1.6 billion available under the revolving credit facility, we had unused borrowing capacity of $1,393 million with $207 million in outstanding borrowings and no outstanding letters of credit.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

(5)	Income Taxes
For interim tax reporting, we estimate our annual effective tax rate and apply it to our year to date ordinary income. Jurisdictions where no tax benefit can be recognized due to a valuation allowance are excluded from the estimated annual effective tax rate. The impact of including these jurisdictions on the quarterly effective rate calculation could result in a higher or lower effective tax rate during a particular quarter due to the mix and timing of actual earnings versus annual projections. The tax effects of certain items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.
We reported income tax expense of $20 million and $16 million in the three month periods ended September 30, 2018 and 2017, respectively. The tax expense recorded in the third quarter of 2018 included a tax benefit of $5 million relating to acquisition and restructuring charges, a tax benefit of $10 million relating to a valuation allowance release at our Australian entities and $9 million of tax expense for changes in the toll tax as discussed below. The tax benefit recorded in the third quarter of 2017 included a tax benefit of $12 million primarily relating to valuation allowance releases.
We reported income tax expense of $72 million and $41 million in the nine month periods ended September 30, 2018 and 2017, respectively. The tax expense recorded in the first nine months of 2018 included tax benefits of $12 million relating to acquisition and restructuring charges, a tax benefit of $10 million relating to a valuation allowance release at our Australian entities and $11 million of tax expense for changes in the toll tax as discussed below. The tax expense recorded in the first nine months of 2017 included a tax benefit of $12 million primarily relating to valuation allowance releases. In addition, the 2017 tax expense included a $50 million tax benefit related to an antitrust settlement accrual.
On December 22, 2017, the Tax Cuts and Jobs Act ("TCJA") was enacted into U.S. law, which, among other provisions, lowered the corporate income tax rate effective January 1, 2018 from 35% to 21%, and implemented significant changes with respect to U.S. tax treatment of earnings originating from outside the U.S. Many of the provisions of TCJA are subject to regulatory interpretation and U.S. state conforming enactments. The Internal Revenue Service (IRS) issued Notice 2018-26 on April 2, 2018, which provided additional guidance to assist taxpayers in computing the toll tax. Based on the new guidance, a $2 million discrete charge was recorded in income tax expense for the second quarter of 2018. On August 1 2018, the IRS issued proposed regulations under section 965, which provided additional guidance to assist taxpayers in computing the toll tax. Based on the new guidance, an additional $9 million discrete charge was recorded in income tax expense for the third quarter of 2018. Material U.S. state income tax conformity to current federal tax code is still pending as of September 30, 2018. We will continue to refine our estimates throughout the measurement period provided for in SEC Staff Accounting Bulletin 118, or until our accounting is complete, whichever comes first.
Our losses in various foreign taxing jurisdictions represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of our net deferred tax assets. We evaluate our deferred tax assets quarterly to determine if valuation allowances are required or should be adjusted. This assessment considers, among other matters, the nature, frequency and amount of recent losses, the duration of statutory carryforward periods, and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified. If recent operational improvements continue in our foreign subsidiaries or if certain restructuring steps are completed as part of the Acquisition and planned spin-off of the ride performance and aftermarket company, we believe it is reasonably possible that sufficient positive evidence may be available to release all, or a portion, of the valuation allowance in the next twelve months. This may result in a one-time tax benefit of up to $53 million, primarily related to China and Spain.
We believe it is reasonably possible that up to $6 million in unrecognized tax benefits related to the expiration of foreign statute of limitations and the conclusion of income tax examinations may be recognized within the next twelve months.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

(6)	Accounts Receivable Securitization and Factoring Programs
We securitize or factor some of our accounts receivable on a limited recourse basis in the U.S. and Europe. As a servicer under these accounts receivable securitization and factoring programs, we are responsible for performing all accounts receivable administration functions for these securitized and factored financial assets including collections and processing of customer invoice adjustments. In the U.S., we have an accounts receivable securitization program with three commercial banks comprised of a first priority facility and a second priority facility. We securitize original equipment and aftermarket receivables on a daily basis under the bank program. In April 2017, the U.S. program was amended and extended to April 30, 2019. The first priority facility provides financing of up to $155 million and the second priority facility, which is subordinated to the first priority facility, provides up to an additional $25 million of financing. Both facilities monetize accounts receivable generated in the U.S. that meet certain eligibility requirements and the second priority facility also monetizes certain accounts receivable generated in the U.S. that would otherwise be ineligible under the first priority securitization facility. The amount of outstanding third-party investments in our securitized accounts receivable under the U.S. program was $180 million and $30 million, recorded in short-term debt, at September 30, 2018 and December 31, 2017, respectively.
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
On December 14, 2017, we entered into a new accounts receivable factoring program in the U.S. with a commercial bank. Under this program, we sell receivables from one of our U.S. OE customers at a rate that is favorable versus our senior credit facility. This arrangement is uncommitted and provides for cancellation by the commercial bank with no less than 30 days prior written notice. The amount of outstanding third-party investments in our accounts receivable sold under this program was $152 million and $107 million at September 30, 2018 and December 31, 2017, respectively.
We also factor receivables in our European operations with regional banks in Europe under various separate facilities. The commitments for these arrangements are generally for one year, but some may be cancelled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon notification. The amount of outstanding third-party investments in our accounts receivable sold under programs in Europe was $189 million and $218 million at September 30, 2018 and December 31, 2017, respectively. Certain programs in Europe have deferred purchase price arrangements with the banks. We received cash to settle the deferred purchase price of factored receivables for $36 million and $28 million in the three month periods ended September 30, 2018 and 2017, respectively, and $102 million and $77 million in the nine month periods ended September 30, 2018 and 2017, respectively. The cash received to settle the deferred purchase price of factored receivables is included as part of our investing activities in the condensed consolidated statements of cash flows.
If we were not able to securitize or factor our accounts receivable under either the U.S. or European programs, our borrowings under our revolving credit agreement might increase. These accounts receivable securitization and factoring programs provide us with access to cash at costs that are generally favorable to alternative sources of financing, and allow us to reduce borrowings under our revolving credit agreement.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

In one of our U.S. accounts receivable securitization programs, we transfer a partial interest in a pool of receivables and the interest that we retain is subordinate to the transferred interest. Accordingly, we account for our U.S. accounts receivable securitization program as a secured borrowing. In one U.S. program and our European accounts receivable factoring programs, we transfer accounts receivable to the acquiring entities and satisfy all of the conditions established under Accounting Standards Codification (ASC) Topic 860, Transfers and Servicing, to report the transfer of financial assets as a sale. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under the U.S. and European factoring programs approximates the fair value of such receivables. We recognized $1 million interest expense in each of the three month periods ended September 30, 2018 and 2017, and $4 million and $3 million in the nine month periods ended September 30, 2018 and 2017, respectively, relating to our U.S. accounts receivable securitization program. In addition, we recognized a loss of $2 million in each of the three month periods ended September 30, 2018 and 2017, and $5 million and $4 million in the nine month periods ended September 30, 2018 and 2017, respectively, on the sale of accounts receivable in our U.S. and European accounts receivable factoring programs, representing the discount from book values at which these receivables were sold to our banks. The remaining loss on receivables recognized in our condensed consolidated statements of income is unrelated to the aforementioned factoring programs. The discount rate varies based on funding costs incurred by our banks, which averaged approximately 2% during both the first nine months of 2018 and 2017 for the European programs and 3% during both the first nine months of 2018 and 2017 for the U.S. program.

(7)	Restructuring and Other Charges
Restructuring and Other Charges
Over the past several years, we have adopted plans to restructure portions of our operations. These plans were approved by our Board of Directors and were designed to reduce operational and administrative overhead costs throughout the business.
In the third quarter of 2018, we incurred $12 million in restructuring and related costs, primarily related to the accelerated move of our Beijing Ride Performance plant, and other cost improvement initiatives. In the first nine months of 2018, we incurred $55 million in restructuring and related costs, primarily related to the accelerated move of our Beijing Ride Performance plant, headcount reduction at a Clean Air manufacturing plant in Germany and other cost improvement initiatives. We expect all assembly to be relocated to the new China facility by the end of the year and the component manufacturing relocation to be complete during the first quarter of 2019.
In the third quarter of 2017, we incurred $20 million in restructuring and related costs, including asset write-downs of $1 million, primarily related to closing a Clean Air manufacturing plant and downsizing Ride Performance operations in Australia and other cost improvement initiatives. In the first nine months of 2017, we incurred $52 million in restructuring and related costs, including asset write-downs of $3 million, primarily related to closing a Clean Air Belgian JIT plant in response to the end of production on a customer platform, closing a Clean Air manufacturing plant and downsizing Ride Performance operations in Australia and other cost improvement initiatives.
The Company's restructuring and other charges are classified in the condensed consolidated statements of income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Millions)
Cost of sales	$12	$8	$44	$31
Engineering, research, and development	—	—	1	—
Selling, general, and administrative	—	11	10	18
Depreciation and amortization of other intangibles	—	1	—	3
	$12	$20	$55	$52
Other Structural Cost Reductions
The Company has also been tracking other costs, unrelated to manufacturing operations, which are intended to support the achievement of Acquisition synergies. In the third quarter of 2018, these other costs were $4 million, of which $3 million was recorded in selling, general, and administrative and $1 million in other expense, net. In the first nine months of 2018, these other costs were $13 million, of which $8 million was recorded in selling, general, and administrative expenses, $4 million was recorded in engineering, research, and development and $1 million was recorded in other expense, net.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

Amounts related to activities that were charged to our restructuring reserves, including costs incurred to support future structural cost reductions, are as follows:

	December 31, 2017 Restructuring Reserve	2018 Expenses	2018 Cash Payments	Impact of Exchange Rates	September 30, 2018 Restructuring Reserve
	(Millions)
Employee severance, termination benefits and other related costs	$25	$55	$(47)	$(1)	$32
Under the terms of our amended and restated senior credit agreement that took effect on May 12, 2017, we were allowed to exclude, at our discretion, (i) up to $35 million in 2017 and $25 million each year thereafter of cash restructuring charges and related expenses, with the ability to carry forward any amount not used in one year to the following year, and (ii) up to $150 million in the aggregate of all costs, expenses, fees, fines, penalties, judgments, legal settlements and other amounts associated with any restructuring, litigation, claim, proceeding or investigation related to or undertaken by us or any of our subsidiaries, together with any related provision for taxes, incurred for any quarterly period ending after May 12, 2017 in the calculation of the financial covenant ratios required under our senior credit facility. As of September 30, 2018, we elected not to exclude any of the $106 million of allowable cash charges and related expenses recognized in the fourth quarter of 2017 and in the first nine months of 2018 for restructuring related costs and antitrust settlements against the $35 million annual limit for 2017, the $25 million limit for 2018 and the $150 million aggregate limit that was available under the terms of the senior credit facility.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

(8)	Environmental Matters, Legal Proceedings and Product Warranties
We are involved in environmental remediation matters, legal proceedings, claims (including warranty claims) and investigations. These matters are typically incidental to the conduct of our business and create the potential for contingent losses. We accrue for contingent losses when our review of available facts indicates that it is probable a loss has been incurred and the amount of the loss is reasonably estimable. Each quarter we assess our loss contingencies based upon currently available facts, existing technology, presently enacted laws and regulations and taking into consideration the likely effects of inflation and other societal and economic factors and record adjustments to these reserves as required. As an example, we consider all available evidence, including prior experience in remediation of contaminated sites, other companies’ cleanup experiences and data released by the U.S. Environmental Protection Agency or other organizations when we evaluate our environmental remediation contingencies. All of our loss contingency estimates are subject to revision in future periods based on actual costs or new information. With respect to our environmental liabilities, where future cash flows are fixed or reliably determinable, we have discounted those liabilities. We evaluate recoveries separately from the liability and, when they are assured, recoveries are recorded and reported separately from the associated liability in our consolidated financial statements.
Environmental Matters
We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations. As of September 30, 2018, we have the obligation to remediate or contribute towards the remediation of certain sites, including one Federal Superfund site. Our aggregated estimated share of environmental remediation costs for all these sites on a discounted basis was approximately $17 million at September 30, 2018, of which $3 million is recorded in other current liabilities and $14 million is recorded in deferred credits and other liabilities in our consolidated balance sheet. For those locations where the liability was discounted, the weighted-average discount rate used was 2.6 percent. The undiscounted value of the estimated remediation costs was $21 million. Our expected payments of environmental remediation costs are estimated to be approximately $2 million in 2018, $3 million in 2019, $1 million each year beginning 2020 through 2022 and $13 million in aggregate thereafter.
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
On April 27, 2017, the Company received notification from the European Commission (EC) that it has administratively closed its global antitrust inquiry regarding the production, assembly, and supply of complete exhaust systems. No charges against the Company or any other competitor were initiated at any time and the EC inquiry is now closed.
Certain other competition agencies are also investigating possible violations of antitrust laws relating to products supplied by the Company. We have cooperated and continue to cooperate fully with all of these antitrust investigations, and take other actions to minimize our potential exposure.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

The Company and certain of its competitors are also currently defendants in civil putative class action litigation, and are subject to similar claims filed by other plaintiffs, in the United States and Canada. More related lawsuits may be filed, including in other jurisdictions. Plaintiffs in these cases generally allege that defendants have engaged in anticompetitive conduct, in violation of federal and state laws, relating to the sale of automotive exhaust systems or components thereof. Plaintiffs seek to recover, on behalf of themselves and various purported classes of purchasers, injunctive relief, damages and attorneys’ fees. However, as explained above, because we received conditional leniency from the DOJ, our civil liability in U.S. follow-on actions is limited to single damages and we will not be jointly and severally liable with the other defendants, provided that we have satisfied our obligations under the DOJ leniency agreement and approval is granted by the presiding court. Typically, exposure for follow-on actions in Canada is less than the exposure for U.S. follow-on actions.
Following the EC’s decision to administratively close its antitrust inquiry into exhaust systems in 2017, the Company’s receipt of conditional leniency from the DOJ in 2014 and discussions during the third quarter of 2017 following the appointment of a special settlement master in the civil putative class action cases pending against the Company and/or certain of its competitors in the U.S., the Company continues to vigorously defend itself and/or take actions to minimize its potential exposure to matters pertaining to the global antitrust investigation, including engaging in settlement discussions when it is in the best interests of the Company and its stockholders. For example, in October 2017, the Company settled an administrative action brought by Brazil's competition authority for an amount that was not material. Additionally, in February 2018, the Company settled civil putative class action litigation in the United States brought by classes of direct purchasers, end-payors and auto dealers. No other classes of plaintiffs have brought claims against the Company in the United States. Based upon earlier developments, including settlement discussions, the Company established a reserve of $132 million in its second quarter 2017 financial results for settlement costs that were probable, reasonably estimable, and expected to be necessary to resolve the Company’s antitrust matters globally, which primarily involves the resolution of civil suits and related claims. Of the $132 million reserve that was established, $64 million has been paid through September 30, 2018 resulting in a remaining reserve of $68 million as of September 30, 2018, which is recorded in other current liabilities. While the Company continues to cooperate with certain competition agencies investigating possible violations of antitrust laws relating to products supplied by the Company, and the Company may be subject to other civil lawsuits and/or related claims, no amount of this reserve is attributable to matters with the DOJ or the EC, and no such amount is expected based on current information.
Our reserve for antitrust matters is based upon all currently available information and an assessment of the probability of events for those matters where the Company can make a reasonable estimate of the costs to resolve such outstanding matters. The Company’s estimate involves significant judgment, given the number, variety and potential outcomes of actual and potential claims, the uncertainty of future rulings and approvals by a court or other authority, the behavior or incentives of adverse parties or regulatory authorities, and other factors outside of the control of the Company. As a result, the Company’s reserve may change from time to time, and actual costs may vary. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, we do not expect that any such change in the reserve will have a material adverse impact on our annual consolidated financial position, results of operations or liquidity.
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
While we vigorously defend ourselves against all of these legal proceedings, claims and investigations and take other actions to minimize our potential exposure, in future periods, we could be subject to cash costs or charges to earnings if any of these matters are resolved on unfavorable terms. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, including our assessment of the merits of the particular claim, except as described above under "Antitrust Investigations", we do not expect the legal proceedings, claims or investigations currently pending against us will have any material adverse impact on our consolidated financial position, results of operations or liquidity.
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
Below is a table that shows the activity in the warranty accrual accounts:

	Nine Months Ended September 30,
	2018	2017
	(Millions)
Beginning Balance January 1,	$26	$20
Accruals related to product warranties	13	13
Reductions for payments made	(11)	(8)
Ending Balance September 30,	$28	$25

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

(9)	Earnings Per Share
Earnings per share of common stock outstanding were computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Millions Except Share and Per Share Amounts)
Basic earnings per share —
Net income attributable to Tenneco Inc.	$54	$83	$162	$139
Weighted average shares of common stock outstanding	51,272,618	52,508,078	51,247,664	53,265,149
Earnings per share of common stock	$1.05	$1.57	$3.17	$2.61
Diluted earnings per share —
Net income attributable to Tenneco Inc.	$54	$83	$162	$139
Weighted average shares of common stock outstanding	51,272,618	52,508,078	51,247,664	53,265,149
Effect of dilutive securities:
Restricted stock, PSUs and RSUs	93,956	89,666	95,022	106,320
Stock options	35,255	89,912	53,241	130,395
Weighted average shares of common stock outstanding including dilutive securities	51,401,829	52,687,656	51,395,927	53,501,864
Earnings per share of common stock	$1.05	$1.57	$3.16	$2.60

As of September 30, 2018 and 2017, the outstanding options to purchase shares of common stock that were not included in the computation of diluted earnings per share because they were anti-dilutive were 124,865 and 127,359 shares for the three months ended September 30, 2018 and 2017, respectively, and 124,606 and 834 shares for the nine months ended September 30, 2018 and 2017, respectively.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

(10)	Common Stock
Common Stock — As discussed in Note 2, Acquisition of Federal-Mogul, pursuant to the Amended and Restated Certificate of Incorporation, a new class of Class B Common Stock was created and the Company’s existing common stock was reclassified as Class A Common Stock. See Note 2, Acquisition of Federal-Mogul for additional information.
Equity Plans — We have granted a variety of awards, including common stock, restricted stock, restricted stock units (RSUs), performance share units (PSUs), stock appreciation rights (SARs), and stock options to our directors, officers, and employees.
Accounting Methods — Prior to 2018, for employees eligible to retire at grant date, we immediately expensed stock options and restricted stock. In 2018, we prospectively changed our vesting policy regarding retirement eligibility and now require a retirement eligible employee (or an employee who becomes retirement eligible) to provide at least one year of service from the grant date in order for the award to vest. If an employee becomes retirement eligible after the first year of vesting but before completion of the three-year term, we amortize the expense for the share-based awards over a period starting at the grant date to the date an employee becomes retirement eligible.
Stock Options — There have been no stock options granted since 2014. There is no compensation expense in each of the three month periods ended September 30, 2018 and 2017, and the nine month periods ended September 30, 2018. There is less than $1 million of compensation expense (net of tax) for the nine month period ended September 30, 2017 related to nonqualified stock options, which was recorded in selling, general, and administrative expense. This had no impact on basic or diluted earnings per share for the three month periods ended September 30, 2018 and 2017 and nine month period ended September 30, 2018 and a decrease of less than $0.01 in both basic and diluted earnings per share for the nine month period ended September 30, 2017.
As of September 30, 2018, there was no unrecognized compensation cost related to our stock option awards.
Cash received from stock option exercises for the nine month periods ended September 30, 2018 and 2017 was less than $1 million and $7 million, respectively.
Stock options exercised in the first nine months of 2018 and 2017 generated a tax benefit of less than $1 million and $2 million, respectively.
The following table reflects the status and activity for all options to purchase common stock for the period indicated:

	Nine Months Ended September 30, 2018
	Shares Under Option	Weighted Avg. Exercise Prices	Weighted Avg. Remaining Life in Years	Aggregate Intrinsic Value
				(Millions)
Outstanding Stock Options
Outstanding, January 1, 2018	318,016	$43.60	2.6	$5
Exercised	(4,607)	26.78		—
Outstanding, March 31, 2018	313,409	43.84	2.1	4
Forfeited	(2,368)	54.34		—
Outstanding, June 30, 2018	311,041	43.76	1.8	2
Exercised	(11,420)	29.93		—
Outstanding, September 30, 2018	299,621	$44.29	2.4	$1
As mentioned above, there have been no stock options granted since 2014. Accordingly, no options vested during the nine month period ended September 30, 2018. The total fair value of shares vested from options that were granted prior to 2015 for the nine month period ended September 30, 2017 was $2 million.
Long-Term Performance Units, PSUs, RSUs and SARs — Long-term performance units, RSUs granted prior to 2018 and SARs are paid in cash (cash-settled awards) and recognized as a liability based upon their fair value. PSUs and RSUs granted in 2018 onward (share-settled RSUs) are settled in shares upon vesting and recognized in equity based on their fair value. As of September 30, 2018, $3 million of total unrecognized compensation costs is expected to be recognized on the cash-settled awards over a weighted-average period of approximately 1.2 years.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

Compensation expense for restricted stock, RSUs, long-term performance units, PSUs and SARs (net of tax) was $3 million and $2 million for the three month periods ended September 30, 2018 and 2017, respectively, and $7 million and $10 million for the nine month periods ended September 30, 2018 and 2017, respectively, and was recorded in selling, general, and administrative expense.
The following table reflects the status for all nonvested restricted shares, share-settled RSUs and PSUs for the period indicated:

	Restricted Shares		Share-Settled RSUs		PSUs
	Shares	Weighted Avg. Grant Date Fair Value	Shares	Weighted Avg. Grant Date Fair Value	Shares	Weighted Avg. Grant Date Fair Value
Nonvested balance at January 1, 2018	410,251	$49.95	—	$—	—	$—
Granted	17,440	55.05	253,257	55.02	214,348	50.75
Vested	(168,409)	47.08	—	—	—	—
Forfeited	(5,108)	48.68	(1,362)	55.04	—	—
Nonvested balance at March 31, 2018	254,174	52.23	251,895	55.02	214,348	50.75
Granted	1,573	47.97	16,995	47.17	25,957	35.64
Vested	(60,434)	49.89	(192)	55.04	—	—
Forfeited	(2,482)	57.15	(8,001)	55.04	(4,051)	50.75
Nonvested balance at June 30, 2018	192,831	53.14	260,697	54.51	236,254	49.28
Granted	—	—	14,903	42.22	8,623	32.24
Vested	(6,443)	53.31	—	—	—	—
Forfeited	(1,210)	62.79	(6,408)	55.04	(5,882)	50.75
Nonvested balance at September 30, 2018	185,178	$53.07	269,192	$57.51	238,995	$48.68
The fair value of restricted stock grants is equal to the average of the high and low trading price of our common stock on the date of grant. As of September 30, 2018, approximately $4 million of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of approximately 1.2 years. The total fair value of restricted shares vested was $11 million and $14 million at September 30, 2018 and 2017, respectively.
The fair value of share-settled RSU grants is equal to the average of the high and low trading price of our common stock on the date of the grant and vest ratably over a three-year period. As of September 30, 2018, approximately $10 million of total unrecognized compensation costs related to share-settled RSUs is expected to be recognized over a weighted-average period of approximately 2.4 years.
PSU grants are subject to service, market and performance conditions. PSU grants are valued based on the fair value of the high and low trading price of our common stock at grant date and at the end of a three-year period, if performance measures are met. As of September 30, 2018, approximately $8 million of total unrecognized compensation costs related to PSUs is expected to be recognized over a weighted-average period of approximately 2.4 years.
Share Repurchase Program — In January 2015, our Board of Directors approved a share repurchase program, authorizing our Company to repurchase up to $350 million of our outstanding common stock over a three year period. In October 2015, our Board of Directors expanded this share repurchase program, authorizing the repurchase of an additional $200 million of the Company's outstanding common stock.
In February 2017, our Board of Directors authorized the repurchase of up to $400 million of the Company's outstanding common stock over the next three years, inclusive of $112 million that remained authorized under earlier repurchase programs. The Company anticipates acquiring the shares through open market or privately negotiated transactions, which will be funded from cash flow from operations. The repurchase program does not obligate the Company to repurchase shares within any specific time or situations, and opportunities in higher priority areas could affect the cadence of this program. We did not repurchase any shares through this program in the nine months ended September 30, 2018. Since we announced the share repurchase program in January 2015, we have repurchased 11.3 million shares for $607 million through September 30, 2018.
Treasury shares were 14,592,888 shares at September 30, 2018 and December 31, 2017, respectively.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

Dividends — On February 1, 2017, the Company announced the reinstatement of a quarterly dividend program under which we expect to pay quarterly dividends of $0.25 per share on our common stock, representing planned annual dividends of $1.00 per share. We paid a quarterly dividend of $0.25 per share in each of the first three quarters of 2017 and 2018. Dividends declared and paid were $39 million and $40 million in the nine month periods ended September 30, 2018 and 2017, respectively. As a result of the Federal-Mogul transaction, and the resulting higher share count, the quarterly dividend payment will increase to $20 million beginning in the fourth quarter. In view of our current stock price and overall sector valuations, we will evaluate the best methodology to return this value to our shareholders. This may result in a change in the dividend and returning that capital via share buybacks in a comparable amount.

(11)	Pension Plans, Postretirement and Other Employee Benefits
Net periodic pension and other postretirement benefit costs consist of the following components:

	Three Months Ended September 30,
	Pension				Postretirement
	2018		2017		2018	2017
	U.S.	Foreign	U.S.	Foreign	U.S.	U.S.
	(Millions)
Service cost — benefits earned during the period	$1	$3	$1	$3	$—	$—
Interest cost (a)	3	3	2	4	2	1
Expected return on plan assets (a)	(4)	(5)	(4)	(4)	—	—
Net amortization:
Actuarial loss (a)	1	2	1	1	2	2
Prior service cost (a)	—	—	—	1	—	—
Net pension and postretirement costs	$1	$3	$—	$5	$4	$3

	Nine Months Ended September 30,
	Pension				Postretirement
	2018		2017		2018	2017
	U.S.	Foreign	U.S.	Foreign	U.S.	US
	(Millions)
Service cost — benefits earned during the period	$1	$8	$1	$7	$—	$—
Interest cost (a)	8	9	7	10	5	4
Expected return on plan assets (a)	(11)	(15)	(11)	(19)	—	—
Settlement loss (a)	—	—	6	—	—	—
Net amortization:
Actuarial loss (a)	3	6	4	6	6	5
Prior service cost (credit) (a)	—	—	—	1	(1)	(1)
Net pension and postretirement costs	$1	$8	$7	$5	$10	$8

(a) Recorded in other expense, net.

For the nine months ended September 30, 2018, we made pension contributions of $1 million and $9 million for our domestic and foreign pension plans, respectively. Based on current actuarial estimates, we believe we will be required to contribute approximately $5 million for the remainder of 2018 for domestic and foreign plans. Pension contributions beyond 2018 will be required, but those amounts will vary based upon many factors including, for example, the performance of our pension fund investments during 2018.
We made postretirement contributions of approximately $6 million during the first nine months of 2018. Based on current actuarial estimates, we believe we will be required to contribute approximately $3 million for the remainder of 2018.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

In February 2016, the Company launched a voluntary program to buy out active employees and retirees who had earned benefits in the U.S. pension plans. This program was completed and all cash payments were made from pension plan assets to those who elected to take the buyout as of June 30, 2017. In connection with this program, the Company contributed $10 million into the pension trust and recognized a non-cash settlement loss of $6 million in the first quarter of 2017.
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
Amounts recognized for pension and postretirement benefits in other comprehensive income for the three and nine months ended September 30, 2018 and 2017 include the following components:

	Three Months Ended September 30,
	2018			2017
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
	(Millions)
Defined benefit pension and postretirement plans:
Amortization of prior service cost included in net periodic pension and postretirement costs	$—	$—	$—	$1	$—	$1
Amortization of actuarial loss included in net periodic pension and postretirement costs	5	(1)	4	4	(2)	2
Other comprehensive income – pension benefits	$5	$(1)	$4	$5	$(2)	$3

	Nine Months Ended September 30,
	2018			2017
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
	(Millions)
Defined benefit pension and postretirement plans:
Amortization of prior service credit included in net periodic pension and postretirement costs	$(1)	$—	$(1)	$—	$—	$—
Amortization of actuarial loss included in net periodic pension and postretirement costs	15	(3)	12	15	(5)	10
Settlement charge	—	—	—	6	(2)	4
Other comprehensive income – pension benefits	$14	$(3)	$11	$21	$(7)	$14

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

(12)	New Accounting Pronouncements
Adoption of New Accounting Standards
In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The new guidance improved the presentation of net periodic pension and postretirement benefit costs. We retrospectively adopted this standard in the first quarter of 2018. We recorded other pension and postretirement costs of $4 million and $10 million in other expense, net for the three and nine month periods ended September 30, 2018, respectively. Prior to adoption, this amount would have been recorded in selling, general, and administrative expenses and cost of sales in the condensed consolidated statements of income. Prior year net pension and postretirement costs of $3 million and $10 million for the three and nine month periods ended September 30, 2017, respectively, have been reclassified from selling, general, and administrative expenses and cost of sales to other expense, net to conform to the current year presentation. Of the $10 million adjustment for the nine month period ended September 30, 2017, $6 million was a non-cash charge related to a voluntary program to buy out active employees and retirees who had earned benefits in the U.S. pension plans.
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
In October 2016, the FASB issued ASU 2016-16, Income Taxes - Intra Entity Transfers of Assets Other Than Inventory (Topic 740). The standard changed the accounting for income taxes when a company transfers certain tangible and intangible assets, such as equipment or intellectual property, between entities in different tax jurisdictions. The standard did not change the current accounting for the income taxes related to transfers of inventory. We adopted this standard on January 1, 2018 using the modified retrospective method. The cumulative effect of the adoption was recognized as an increase to accumulated deficit of $2 million.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of certain cash receipts and cash payments (Topic 230). This update addressed eight specific cash flow issues with the objective of reducing the diversity in practice. We retrospectively adopted this standard in the first quarter of 2018. We recorded $36 million and $102 million as an investing activity in the condensed consolidated statements of cash flows for the cash we received to settle the deferred purchase price of factored receivables for the three and nine month periods ended September 30, 2018, respectively. Prior to adoption, this amount would have been recorded as an operating activity. Prior period amounts of $28 million and $77 million for the three and nine month periods ended September 30, 2017, respectively, have been reclassified from operating to investing activities to conform to the current year presentation.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), an amendment on revenue recognition. The amendment in this update created Topic 606, Revenue from Contracts with Customers, and superseded the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the industry topics of the codification. In addition, the amendment superseded the cost guidance in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts, and created a new Subtopic 340-40, Other Assets and Deferred Costs-Contracts with Customers. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted Topic 606 on January 1, 2018, using the modified retrospective method. The cumulative effect of the adoption was recognized as a decrease to accumulated deficit of $1 million on January 1, 2018. Please refer to Note 15, Revenue for further discussion of the adoption of this standard.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

Accounting Standards Issued But Not Yet Adopted
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The amendments in this update are effective for interim and annual periods for the Company beginning on January 1, 2020, with early adoption permitted. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are currently evaluating the potential impact of this new guidance on the Company's consolidated financial statements.
In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20). The amendments in this update remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. Although narrow in scope, the amendments are considered an important part of the Board's efforts to improve the effectiveness of disclosures in the notes to financial statements by applying concepts in the concepts statement. The amendments in this update are effective for fiscal years ending after December 15, 2020 with early adoption permitted. We are currently evaluating the potential impact of this new guidance on the Company's consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820). The new guidance modifies disclosure requirements related to fair value measurement. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Implementation on a prospective or retrospective basis varies by specific disclosure requirement. Early adoption is permitted. The standard also allows for early adoption of any removed or modified disclosures upon issuance of this ASU while delaying adoption of the additional disclosures until their effective date.
In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220). The amendments in this update allow a reclassification from accumulated other comprehensive income to accumulated deficit for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments allow for an election to eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this update also require certain disclosures about stranded tax effects. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We are currently evaluating the potential impact of this new guidance on the Company's consolidated financial statements.
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
The following table summarizes certain of the Company's segment information:

	Segments
	Clean Air	Ride Performance	Aftermarket	Total	Other	Reclass & Elims	Total
	(Millions)
At September 30, 2018 and for the Three Months Ended September 30, 2018
Revenues from external customers	$1,602	$461	$309	$2,372	$—	$—	$2,372
Intersegment revenues	14	16	12	42	—	(42)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	104	(5)	45	144	(40)	—	104
Total assets	3,008	1,079	885	4,972	—	56	5,028
At September 30, 2017 and for the Three Months Ended September 30, 2017
Revenues from external customers	$1,495	$457	$322	$2,274	$—	$—	$2,274
Intersegment revenues	11	18	8	37	—	(37)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	100	7	50	157	(23)	—	134
Total assets	2,912	1,100	864	4,876	—	59	4,935
At September 30, 2018 and for the Nine Months Ended September 30, 2018
Revenues from external customers	$5,052	$1,480	$951	$7,483	$—	$—	$7,483
Intersegment revenues	42	45	35	122	—	(122)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	328	8	130	466	(132)	—	334
Total assets	3,008	1,079	885	4,972	—	56	5,028
At September 30, 2017 and for the Nine Months Ended September 30, 2017
Revenues from external customers	$4,589	$1,327	$967	$6,883	$—	$—	$6,883
Intersegment revenues	53	46	29	128	—	(128)	—
EBIT, Earnings (loss) before interest expense, income taxes, and noncontrolling interests	300	52	146	498	(216)	—	282
Total assets	2,912	1,100	864	4,876	—	59	4,935

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

(14) Supplemental Guarantor Condensed Consolidating Financial Statements
Basis of Presentation
As of September 30, 2018, substantially all of our existing and future material domestic 100% owned subsidiaries (which are referred to as the Guarantor Subsidiaries) fully and unconditionally guarantee our senior notes due in 2024 and 2026 on a joint and several basis. However, a subsidiary’s guarantee may be released in certain customary circumstances such as a sale of the subsidiary or all or substantially all of its assets in accordance with the indenture applicable to the notes. The Guarantor Subsidiaries are combined in the presentation below.
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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended September 30, 2018
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$990	$1,382	$—	$—	$2,372
Affiliated companies	145	152	—	(297)	—
	1,135	1,534	—	(297)	2,372
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	962	1,349	—	(297)	2,014
Engineering, research, and development	20	19	—	—	39
Selling, general, and administrative	67	74	—	—	141
Depreciation and amortization of other intangibles	30	35	—	—	65
	1,079	1,477	—	(297)	2,259
Other expense (income)
Loss on sale of receivables	1	2	—	—	3
Other expense (income)	10	(10)	—	6	6
	11	(8)	—	6	9
Earnings before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	45	65	—	(6)	104
Interest expense —
External (net of interest capitalized)	9	2	10	—	21
Affiliated companies (net of interest income)	(4)	—	4	—	—
Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	40	63	(14)	(6)	83
Income tax expense	10	10	—	—	20
Equity in net income from affiliated companies	38	—	68	(106)	—
Net income	68	53	54	(112)	63
Less: Net income attributable to noncontrolling interests	—	9	—	—	9
Net income attributable to Tenneco Inc.	$68	$44	$54	$(112)	$54
Comprehensive income attributable to Tenneco Inc.	$68	$44	$30	$(112)	$30

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended September 30, 2017
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$917	$1,357	$—	$—	$2,274
Affiliated companies	128	143	—	(271)	—
	1,045	1,500	—	(271)	2,274
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	887	1,295	—	(271)	1,911
Engineering, research, and development	17	23	—	—	40
Selling, general, and administrative	50	77	—	—	127
Depreciation and amortization of other intangibles	23	35	—	—	58
	977	1,430	—	(271)	2,136
Other expense (income)
Loss on sale of receivables	1	1	—	—	2
Other expense (income)	12	(10)	—	—	2
	13	(9)	—	—	4
Earnings before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	55	79	—	—	134
Interest expense —
External (net of interest capitalized)	7	2	10	—	19
Affiliated companies (net of interest income)	(5)	3	2	—	—
Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	53	74	(12)	—	115
Income tax (benefit) expense	(5)	21	—	—	16
Equity in net income from affiliated companies	31	—	95	(126)	—
Net income	89	53	83	(126)	99
Less: Net income attributable to noncontrolling interests	—	16	—	—	16
Net income attributable to Tenneco Inc.	$89	$37	$83	$(126)	$83
Comprehensive income attributable to Tenneco Inc.	$89	$31	$114	$(120)	$114

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME

	Nine Months Ended September 30, 2018
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$3,050	$4,433	$—	$—	$7,483
Affiliated companies	402	464	—	(866)	—
	3,452	4,897	—	(866)	7,483
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	2,956	4,281	—	(866)	6,371
Engineering, research, and development	57	65	—	—	122
Selling, general, and administrative	222	228	—	—	450
Depreciation and amortization of other intangibles	74	109	—	—	183
	3,309	4,683	—	(866)	7,126
Other expense (income)
Loss on sale of receivables	5	3	—	—	8
Other expense (income)	40	(41)	—	16	15
	45	(38)	—	16	23
Earnings before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	98	252	—	(16)	334
Interest expense —
External (net of interest capitalized)	25	7	29	—	61
Affiliated companies (net of interest income)	(11)	—	11	—	—
Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	84	245	(40)	(16)	273
Income tax expense	9	63	—	—	72
Equity in net income from affiliated companies	122	—	202	(324)	—
Net income	197	182	162	(340)	201
Less: Net income attributable to noncontrolling interests	—	39	—	—	39
Net income attributable to Tenneco Inc.	$197	$143	$162	$(340)	$162
Comprehensive income attributable to Tenneco Inc.	$197	$143	$71	$(340)	$71

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME

	Nine Months Ended September 30, 2017
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Revenues
Net sales and operating revenues —
External	$2,958	$3,925	$—	$—	$6,883
Affiliated companies	413	497	—	(910)	—
	3,371	4,422	—	(910)	6,883
Costs and expenses
Cost of sales (exclusive of depreciation and amortization shown below)	2,865	3,834	—	(910)	5,789
Engineering, research, and development	56	59	—	—	115
Selling, general, and administrative	301	219	—	—	520
Depreciation and amortization of other intangibles	65	100	—	—	165
	3,287	4,212	—	(910)	6,589
Other expense (income)
Loss on sale of receivables	2	2	—	—	4
Other expense (income)	24	(31)	—	15	8
	26	(29)	—	15	12
Earnings before interest expense, income taxes, noncontrolling interests, and equity in net income from affiliated companies	58	239	—	(15)	282
Interest expense —
External (net of interest capitalized)	10	4	40	—	54
Affiliated companies (net of interest income)	(12)	6	6	—	—
Earnings (loss) before income taxes, noncontrolling interests, and equity in net income from affiliated companies	60	229	(46)	(15)	228
Income tax expense	6	35	—	—	41
Equity in net income from affiliated companies	119	—	185	(304)	—
Net income	173	194	139	(319)	187
Less: Net income attributable to noncontrolling interests	—	48	—	—	48
Net income attributable to Tenneco Inc.	$173	$146	$139	$(319)	$139
Comprehensive income attributable to Tenneco Inc.	$173	$140	$234	$(313)	$234

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

BALANCE SHEET

	September 30, 2018
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$5	$197	$—	$—	$202
Restricted cash	—	1	—	—	1
Receivables, net	434	1,707	—	(733)	1,408
Inventories	414	542	—	—	956
Prepayments and other	139	230	—	—	369
Total current assets	992	2,677	—	(733)	2,936
Other assets:
Investment in affiliated companies	1,385	—	1,357	(2,742)	—
Notes and advances receivable from affiliates	801	20,907	4,180	(25,888)	—
Long-term receivables, net	12	—	—	—	12
Goodwill	22	25	—	—	47
Intangibles, net	5	15	—	—	20
Deferred income taxes	171	56	—	—	227
Other	63	91	—	—	154
	2,459	21,094	5,537	(28,630)	460
Plant, property, and equipment, at cost	1,564	2,504	—	—	4,068
Less — Accumulated depreciation and amortization	(978)	(1,458)	—	—	(2,436)
	586	1,046	—	—	1,632
Total assets	$4,037	$24,817	$5,537	$(29,363)	$5,028
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (including current maturities of long-term debt):
Short-term debt — non-affiliated	$—	$225	$15	$—	$240
Short-term debt — affiliated	458	157	—	(615)	—
Accounts payable	724	1,157	—	(112)	1,769
Accrued taxes	4	34	—	—	38
Other	210	232	9	(6)	445
Total current liabilities	1,396	1,805	24	(733)	2,492
Long-term debt:
Long-term debt — non-affiliated	580	9	715	—	1,304
Long-term debt — affiliated	1,061	20,766	4,061	(25,888)	—
Deferred income taxes	—	11	—	—	11
Pension, postretirement benefits and other liabilities	298	120	—	—	418
Total liabilities	3,335	22,711	4,800	(26,621)	4,225
Redeemable noncontrolling interests	—	28	—	—	28
Tenneco Inc. shareholders’ equity	702	2,040	737	(2,742)	737
Noncontrolling interests	—	38	—	—	38
Total equity	702	2,078	737	(2,742)	775
Total liabilities, redeemable noncontrolling interests and equity	$4,037	$24,817	$5,537	$(29,363)	$5,028

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
Short-term debt (including current maturities of long-term debt):
Short-term debt — non-affiliated	$—	$83	$—	$—	$83
Short-term debt — affiliated	408	148	—	(556)	—
Accounts payable	562	1,232	—	(89)	1,705
Accrued taxes	8	37	—	—	45
Other	203	221	12	(3)	433
Total current liabilities	1,181	1,721	12	(648)	2,266
Long-term debt:
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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Three Months Ended September 30, 2018
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$111	$(145)	$(4)	$(3)	$(41)
Investing Activities
Proceeds from sale of assets	—	1	—	—	1
Cash payments for plant, property, and equipment	(29)	(49)	—	—	(78)
Cash payments for software related intangible assets	(1)	(2)	—	—	(3)
Proceeds from deferred purchase price of factored receivables	—	36	—	—	36
Other	(4)	—	—	—	(4)
Net cash used by investing activities	(34)	(14)	—	—	(48)
Financing Activities
Repurchase of common shares	—	—	(1)	—	(1)
Cash dividends	—	—	(14)	—	(14)
Payments of long-term debt	(5)	—	—	—	(5)
Net increase in bank overdrafts	—	2	—	—	2
Net (decrease) increase in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivable	(243)	164	2	—	(77)
Net increase in short-term borrowings secured by accounts receivable	170	—	—	—	170
Intercompany dividend payments and net increase (decrease) in intercompany obligations	4	(24)	17	3	—
Distributions to noncontrolling interest partners	—	(16)	—	—	(16)
Net cash (used) provided by financing activities	(74)	126	4	3	59
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	(4)	—	—	(4)
Increase (decrease) in cash, cash equivalents and restricted cash	3	(37)	—	—	(34)
Cash, cash equivalents and restricted cash, July 1	3	234	—	—	237
Cash, cash equivalents and restricted cash, September 30 (Note)	$6	$197	$—	$—	$203

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Three Months Ended September 30, 2017
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$39	$(2)	$(8)	$(4)	$25
Investing Activities
Cash payments for plant, property, and equipment	(29)	(61)	—	—	(90)
Cash payments for software related intangible assets	(4)	(1)	—	—	(5)
Proceeds from deferred purchase price of factored receivables	—	28	—	—	28
Other	(1)	—	—	—	(1)
Net cash used by investing activities	(34)	(34)	—	—	(68)
Financing Activities
Issuance of common shares	—	—	1	—	1
Cash dividends	—	—	(14)	—	(14)
Payments of long-term debt	—	(1)	—	—	(1)
Purchase of common stock under the share repurchase program	—	—	(71)	—	(71)
Net decrease in bank overdrafts	—	(3)	—	—	(3)
Net increase in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivable	82	2	—	—	84
Intercompany dividend payments and net (decrease) increase in intercompany obligations	(87)	(9)	92	4	—
Distributions to noncontrolling interest partners	—	(12)	—	—	(12)
Net cash (used) provided by financing activities	(5)	(23)	8	4	(16)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	3	—	—	3
Decrease in cash, cash equivalents and restricted cash	—	(56)	—	—	(56)
Cash, cash equivalents and restricted cash, July 1	4	331	—	—	335
Cash, cash equivalents and restricted cash, September 30 (Note)	$4	$275	$—	$—	$279

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2018
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$190	$(132)	$(9)	$(12)	$37
Investing Activities
Proceeds from sale of assets	1	5	—	—	6
Cash payments for plant, property, and equipment	(100)	(142)	—	—	(242)
Cash payments for software related intangible assets	(7)	(6)	—	—	(13)
Proceeds from deferred purchase price of factored receivables	—	102	—	—	102
Other	(2)	—	—	—	(2)
Net cash used by investing activities	(108)	(41)	—	—	(149)
Financing Activities
Repurchase of common shares	—	—	(2)	—	(2)
Cash dividends	—	—	(39)	—	(39)
Payments of long-term debt	(14)	(3)	—	—	(17)
Debt issuance cost for long-term debt	(2)	—	—	—	(2)
Net decrease in bank overdrafts	—	(5)	—	—	(5)
Net (decrease) increase in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivable	(189)	144	16	—	(29)
Net increase in short-term borrowings secured by accounts receivable	150	—	—	—	150
Intercompany dividend payments and net (decrease) increase in intercompany obligations	(28)	(18)	34	12	—
Distributions to noncontrolling interest partners	—	(44)	—	—	(44)
Net cash (used) provided by financing activities	(83)	74	9	12	12
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	(15)	—	—	(15)
Decrease in cash, cash equivalents and restricted cash	(1)	(114)	—	—	(115)
Cash, cash equivalents and restricted cash, January 1	7	311	—	—	318
Cash, cash equivalents and restricted cash, September 30 (Note)	$6	$197	$—	$—	$203

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2017
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
	(Millions)
Operating Activities
Net cash provided (used) by operating activities	$102	$24	$(29)	$(11)	$86
Investing Activities
Proceeds from sale of assets	3	3	—	—	6
Proceeds from sale of equity interest	—	9	—	—	9
Cash payments for plant, property, and equipment	(110)	(173)	—	—	(283)
Cash payments for software related intangible assets	(10)	(7)	—	—	(17)
Proceeds from deferred purchase price of factored receivables	—	77	—	—	77
Other	(5)	—	—	—	(5)
Net cash used by investing activities	(122)	(91)	—	—	(213)
Financing Activities
Repurchase of common shares	—	—	(2)	—	(2)
Cash dividends	—	—	(40)	—	(40)
Payments of long-term debt	—	(3)	(6)	—	(9)
Issuance of long-term debt	400	—	(264)	—	136
Debt issuance cost for long-term debt	(8)	—	—	—	(8)
Purchase of common stock under the share repurchase program	—	—	(131)	—	(131)
Net decrease in bank overdrafts	—	(12)	—	—	(12)
Net increase (decrease) in revolver borrowings and short-term debt excluding current maturities of long-term debt and short-term borrowings secured by accounts receivables	451	16	(323)	—	144
Net increase in short-term borrowings secured by accounts receivables	—	—	20	—	20
Intercompany dividend payments and net (decrease) increase in intercompany obligations	(828)	42	775	11	—
Distributions to noncontrolling interest partners	—	(45)	—	—	(45)
Net cash provided (used) by financing activities	15	(2)	29	11	53
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	4	—	—	4
Decrease in cash, cash equivalents and restricted cash	(5)	(65)	—	—	(70)
Cash, cash equivalents and restricted cash, January 1	9	340	—	—	349
Cash, cash equivalents and restricted cash, September 30 (Note)	$4	$275	$—	$—	$279

Note:	Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

(15)	Revenue
In May 2014, the FASB issued ASU 2014-09, an amendment on revenue recognition. The amendment created Topic 606, Revenue from Contracts with Customers, and supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the industry topics of the codification. In addition, the amendment supersedes the cost guidance in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts, and created new Subtopic 340-40, Other Assets and Deferred Costs-Contracts with Customers. The core principle of ASC Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
We adopted ASC Topic 606, Revenue from Contracts with Customers, and all the related amendments ("new revenue standard") on January 1, 2018, using the modified retrospective method. The cumulative effect of the adoption was recognized as decrease to accumulated deficit of $1 million and the changes made to our consolidated January 1, 2018 opening balance sheet for the adoption of ASC Topic 606 were as follows:

	Balance at December 31, 2017	Adjustments due to ASU 2014-09	Adjustments due to ASU 2016-16 (a)	Balance at January 1, 2018
	(Millions)
Consolidated Balance Sheet
Assets
Inventory	$869	$(5)	$—	$864
Prepayments and other (including contract assets)	291	6	—	297
Equity
Accumulated deficit	(946)	1	(2)	(947)
(a) Cumulative effect of adopting ASU 2016-16, Income Taxes - Intra Entity Transfers of Assets Other Than Inventory (Topic 740). See Note 12, New Accounting Pronouncements for further information.
Revenue from Contracts with Customers
We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. While the majority of the contracts we enter into with original equipment (“OE”) and aftermarket customers are long-term supply arrangements, the performance obligations are established by the enforceable contract, which is generally considered to be the purchase order but in some cases could be the delivery release schedule. The purchase order, or related delivery release schedule, is of a duration of less than one year. As such, the Company applies the practical expedient in ASC paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less, for which work has not yet been performed.
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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

Under typical terms, we do not have the right to consideration until the time of shipment from our plants or distribution center or the time of delivery to our customers. The timing of revenue recognition from products transferred to customers over time may be slightly accelerated compared to our right to consideration at the time of shipment or delivery. We invoice the customer once transfer of control has occurred and we have a right to payment. Our typical payment terms vary based on the customer and the type of goods and services in the contract. The period of time between invoicing and when payment is due is not significant. Amounts billed and due from our customers are classified as receivables on the condensed consolidated balance sheet. As our standard payment terms are less than one year, we have elected the practical expedient under ASC paragraph 606-10-32-18 to not assess whether a contract has a significant financing component.
Original Equipment
In a typical arrangement with an OE customer, purchase orders are issued for pre-production activities, which consist of engineering, design and development, tooling, and prototypes for the manufacture and delivery of component parts. We have concluded that these activities are not in the scope of ASC Topic 606 and for that reason, the Company has not made any changes to how it accounts for reimbursable pre-production costs, currently accounted for as a cost reduction. Generally, in connection with the sale of exhaust systems to certain OE manufacturers, we purchase catalytic converters and diesel particulate filters or components thereof including precious metals (“substrates”) on behalf of our customers which are used in the assembled system. These substrates are included in our inventory and are “passed through” to the customer at our cost, plus a small margin. Since we take title to the substrate inventory and have responsibility for both the delivery and quality of the finished product including the substrates, the revenues and related expenses are recorded at gross amounts. Revenues recognized for substrate sales were $596 million and $522 million for the three month periods ended September 30, 2018 and 2017, respectively, and $1,869 million and $1,610 million for the nine month periods ended September 30, 2018 and 2017, respectively.
Due to the highly customized nature of certain finished components for our OE customers, revenue is recognized over time, consistent with the transfer of control of an asset with limited alternative use, and the Company having an enforceable right to payment for performance completed to date. We consider an input measure (e.g., costs incurred to date relative to total estimated costs at completion) as a fair measure of progress for the recognition of over time revenue associated with these customized parts. A cost measure best depicts the means of transfer of goods to the customer, which occurs as we incur costs to fulfill contracts. Total revenue recognized over time for such customized parts totaled less than $1 million and $2 million for the three and nine month periods ended September 30, 2018, respectively.
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
Disaggregation of revenue
Revenue from contracts with customers is disaggregated by product lines, as it depicts the nature and amount of the Company’s revenue that is aligned with the Company's key growth strategies. In the following table, revenue is disaggregated accordingly:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Total Revenues	Substrate Sales	Value-add Revenues	Total Revenues	Substrate Sales	Value-add Revenues
	(Millions)			(Millions)
Clean Air	$1,602	$596	$1,006	$5,052	$1,869	$3,183
Ride Performance	461	—	461	1,480	—	1,480
Aftermarket	309	—	309	951	—	951
Total Tenneco Inc.	$2,372	$596	$1,776	$7,483	$1,869	$5,614
Changes to policies related to revenue recognition under ASC Topic 606
Upon the adoption of ASC Topic 606, there was a change in the pattern of revenue recognition for certain customized parts. Under ASC Topic 605, revenue was recognized for these customized parts when title and risk of loss passed to the customers under the terms of our arrangements with those customers, which was usually at the time of shipment from our plants or distribution centers. As a result of the adoption, the revenue from these contracts is now being recognized over time because the customized parts are considered to be assets with limited alternative use and the Company has an enforceable right to payment for work completed to date. The Company considers the costs incurred (input method) as a fair measure of progress for the over time recognition of revenue associated with these customized parts.
The following tables summarize the impacts of adopting ASC Topic 606 on the Company’s consolidated financial statements as of and for the three and nine month periods ended September 30, 2018:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Reported	Balances Without Adoption of ASC Topic 606	Effect of Change Higher/(Lower)	As Reported	Balances Without Adoption of ASC Topic 606	Effect of Change Higher/(Lower)
	(Millions)			(Millions)
Consolidated Statements of Income
Revenues
Net sales and operating revenues	$2,372	$2,372	$—	$7,483	$7,481	$2
Cost and expenses
Cost of sales (exclusive of depreciation and amortization)	2,014	2,014	—	6,371	6,369	2

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

	September 30, 2018
	As Reported	Balances Without Adoption of ASC Topic 606	Effect of Change Higher/(Lower)
		(Millions)
Consolidated Balance Sheet
Assets
Inventory	$956	$963	$(7)
Prepayments and other (including contract assets)	369	349	20
Liabilities
Accrued liabilities	299	287	12
Equity
Accumulated deficit	(823)	(824)	1

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Reported	Balances Without Adoption of ASC Topic 606	Effect of Change Higher/(Lower)	As Reported	Balances Without Adoption of ASC Topic 606	Effect of Change Higher/(Lower)
		(Millions)			(Millions)
Consolidated Statements of Cash Flows
Operating Activities
Increase in inventories	$(65)	$(64)	$(1)	$(118)	$(125)	$7
Increase in prepayments and other current assets	(21)	(21)	—	(91)	(71)	(20)
(Decrease) increase in other current liabilities	(19)	(20)	1	11	(1)	12

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

(16) Subsequent Events
On October 1, 2018, we completed our Acquisition of all of the interests in Federal-Mogul. Total consideration was approximately $5.2 billion. The Company will record the assets acquired and liabilities assumed at their fair values as of the acquisition date. Due to the limited amount of time since the closing of the Acquisition, the initial purchase accounting for the Acquisition has yet to be completed, including determining the fair value, as of the acquisition date, of recognized and previously unrecognized assets and liabilities. Federal-Mogul's annual sales in 2017 were $7.9 billion. We will provide additional disclosures in our Form 10-K once the initial purchase accounting is complete.See Note 2, Acquisition of Federal-Mogul for additional information.
Following the completion of the Acquisition, Federal-Mogul was merged with and into the Company, with the Company continuing as the surviving company. In addition, at the effective time of the Acquisition, the Company’s certificate of incorporation was amended and restated in order to create a new class of non-voting Class B Common Stock and to reclassify the Company’s existing common stock as Class A Voting Common Stock. See Note 2, Acquisition of Federal-Mogul for additional information. On the same date, the Company also entered into a New Credit Facility in connection with the Acquisition. The New Credit Facility includes $4.9 billion of total debt financing, consisting of a five-year $1.5 billion revolving credit facility, a five-year $1.7 billion term loan A facility and a seven-year $1.7 billion term loan B facility. See Note 4, Debt and Other Financing Arrangements for additional information.
On October 26, 2018, we announced our plan to close our OE ride control plants in Owen Sound, Ontario and Hartwell, Georgia as part of an initiative to realign our manufacturing footprint to enhance operational efficiency and respond to changing market conditions and capacity requirements. We expect to complete the closure of the two facilities near the end of the second quarter of 2020. Restructuring and related charges are expected to be in the range of $70 million to $85 million, with $20 million to $30 million occurring in the fourth quarter of 2018. The charges comprise between $40 million and $50 million of cash expenditures (including severance payments to employees, the cost of decommissioning and starting up equipment, and other costs associated with this action) and between $30 million and $35 million of non-cash asset write-downs and other costs.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As you read the following review of our financial condition and results of operations, you should also read our condensed consolidated financial statements and related notes included in Item I of this quarterly report on Form 10-Q and the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission (SEC) on February 28, 2018 (the "2017 Form 10-K"). A Form 8-K was also filed with the SEC on September 28, 2018 to recast certain portions of the 2017 Form 10-K to retrospectively reflect the effect of the Company's change in reporting segments that took effect in the first quarter of 2018, and to recast certain financial information and related disclosures for accounting standards adopted in 2018, for which retrospective application was required.
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
In the third quarter of 2018, light vehicle production was up two percent in both North America and South America, and up seven percent in India compared to the third quarter of 2017. Light vehicle production was down five percent in Europe and down four percent in China when compared to the third quarter of 2017. In the first nine months of 2018, light vehicle production was up seven percent in South America, up 10 percent in India and up one percent in China compared to the first nine months of 2017. Light vehicle production was flat in Europe and down one percent in North America when compared to the first nine months of 2017.
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
On October 1, 2018, we closed on the acquisition of all of the interests in Federal-Mogul LLC ("Federal-Mogul"), (the "Acquisition") pursuant to the Membership Interest Purchase Agreement, dated as of April 10, 2018 (the “Purchase Agreement”), by and among the Company, Federal-Mogul, American Entertainment Properties Corp. (“AEP” and, together with certain affiliated entities, the “Sellers”) and Icahn Enterprises L.P. (“IEP”). Total consideration was approximately $5.2 billion. Following the completion of the Acquisition, Federal-Mogul was merged with and into the Company, with the Company continuing as the surviving company. See Note 2, Acquisition of Federal-Mogul to our condensed consolidated financial statements for additional information.
Subsequent to the Company's earnings release on October 26, 2018, the Company recorded $7 million of additional depreciation and amortization expense related to current and prior periods, which resulted in a decrease in net income attributable to Tenneco Inc. of $6 million or $0.10 per diluted share for both the three and nine months periods ended September 30, 2018.

Results of Operations
For the Three Months Ended September 30, 2018 and 2017
Total revenues for the third quarter of 2018 were $2,372 million, up $98 million or four percent, from $2,274 million in the third quarter of 2017 on growth in the Clean Air and Ride Performance segments. Excluding the impact of currency and substrate sales, revenue was up $80 million, or five percent, from $1,752 million to $1,832 million, driven primarily by stronger light vehicle volumes, higher commercial truck, off-highway and other vehicle revenues and new platforms.
Cost of sales (exclusive of depreciation and amortization): Cost of sales for the third quarter of 2018 increased $103 million to $2,014 million, or 84.9 percent of sales, compared to $1,911 million, or 84.0 percent of sales in the third quarter of 2017. The following table lists the primary drivers behind the change in cost of sales ($ millions).

Quarter ended September 30, 2017	$1,911
Volume and mix	149
Material	(2)
Currency exchange rates	(58)
Restructuring and other charges	4
Manufacturing and other costs	10
Quarter ended September 30, 2018	$2,014

The increase in cost of sales was mainly due to the year-over-year increase in volume, higher restructuring and manufacturing and other costs, partially offset by the favorable impact of currency exchange rates.
Gross margin: Revenue less cost of sales for the third quarter of 2018 was $358 million, or 15.1 percent, versus $363 million, or 16.0 percent, in the third quarter of 2017. The increase in gross margin dollars resulting from year-over-year increase in volume was partially offset by unfavorable mix, higher restructuring and manufacturing and other costs and unfavorable currency impact.
Engineering, research, and development: Engineering, research, and development expense was $39 million and $40 million in the third quarters of 2018 and 2017, respectively.
Selling, general, and administrative (SG&A): SG&A expense was up $14 million in the third quarter of 2018, at $141 million compared to $127 million in the third quarter of 2017. Included in the third quarter of 2018 was $12 million of advisory expenses related to the Acquisition of Federal-Mogul, $10 million of litigation settlement, and $3 million of costs to support future structural cost reductions, while 2017 included $11 million related to restructuring and related expenses.
Depreciation and amortization: Depreciation and amortization expense was $65 million in the third quarter of 2018, compared to $58 million in the third quarter of 2017.
Earnings before interest expense, taxes and noncontrolling interests (“EBIT”) was $104 million for the third quarter of 2018, a decrease of $30 million when compared to $134 million in the third quarter of the prior year. Higher OE light vehicle volumes, increased commercial truck, off-highway and other vehicle revenues, new platforms and lower restructuring and related expenses were more than offset by higher depreciation and amortization, unfavorable mix, advisory expenses related to the Acquisition, a litigation settlement, continued investments in growth for new programs and $9 million of unfavorable currency impact.

For the Nine Months Ended September 30, 2018 and 2017
Total revenues for the first nine months of 2018 were $7,483 million, up $600 million or nine percent, from $6,883 million in the first nine months of 2017 driven by the growth in the Clean Air and Ride Performance segments. Excluding the impact of currency and substrate sales, revenue was up $270 million, or five percent, from $5,273 million to $5,543 million. The increase in revenues was driven primarily by stronger light vehicle volumes, higher commercial truck, off-highway and other vehicle revenues and new platforms.
Cost of sales (exclusive of depreciation and amortization): Cost of sales for the first nine months of 2018 increased $582 million to $6,371 million, or 85.1 percent of sales, compared to $5,789 million, or 84.1 percent of sales in the first nine months of 2017. The following table lists the primary drivers behind the change in cost of sales ($ millions).

Nine months ended September 30, 2017	$5,789
Volume and mix	470
Material	(1)
Currency exchange rates	89
Restructuring and other charges	13
Manufacturing and other costs	11
Nine months ended September 30, 2018	$6,371

The increase in cost of sales was mainly due to the year-over-year increase in volume, the impact of currency exchange rates and higher restructuring and manufacturing and other costs.
Gross margin: Revenue less cost of sales for the first nine months of 2018 was $1,112 million, or 14.9 percent, versus $1,094 million, or 15.9 percent, in the first nine months of 2017. The effect on gross margin dollars resulting from year-over-year increase in volume and favorable currency impact was partially offset by price reductions, unfavorable mix and higher restructuring and manufacturing and other costs.
Engineering, research, and development: Engineering, research, and development expense was $122 million and $115 million in the first nine months of 2018 and 2017, respectively. Included in the first nine months of 2018 was $4 million of costs incurred to support future structural cost reductions in anticipation of the Federal-Mogul acquisition.
SG&A: SG&A expense was $450 million, down $70 million in the first nine months of 2018 compared to $520 million in the first nine months of 2017. Included in the first nine months of 2018 was $43 million of advisory expenses related to the Acquisition, $10 million of restructuring and related expenses, $10 million of litigation settlement and $8 million of costs to support future structural cost reductions, while 2017 included a $132 million antitrust settlement accrual and $18 million of restructuring and related expenses.
Depreciation and amortization: Depreciation and amortization expense was $183 million in the first nine months of 2018, compared to $165 million in the first nine months of 2017.
EBIT was $334 million for the first nine months of 2018, an increase of $52 million when compared to $282 million in the first nine months of the prior year. Higher light vehicle volumes, increased commercial truck, off-highway and other vehicle revenues, new platforms and $8 million of favorable currency impact were partially offset by higher depreciation and amortization, unfavorable mix, price reductions, higher restructuring and related expenses, advisory expenses related to the Acquisition, a litigation settlement charge and continued investments in growth for new programs. EBIT in the first nine months of 2017 also included a $132 million antitrust settlement accrual and $11 million charges related to pension derisking and the acceleration of restricted stock vesting.

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
The tables below reflect our revenues for the three and nine months periods ended September 30, 2018 and 2017.
Net Sales and Operating Revenues for the Three Months Ended September 30, 2018 and 2017

	Three Months Ended September 30, 2018
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)

Clean Air	$1,602	$596	$1,006	$(22)	$1,028
Ride Performance	461	—	461	(18)	479
Aftermarket	309	—	309	(16)	325
Total Tenneco Inc.	$2,372	$596	$1,776	$(56)	$1,832

	Three Months Ended September 30, 2017
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)

Clean Air	$1,495	$522	$973	$—	$973
Ride Performance	457	—	457	—	457
Aftermarket	322	—	322	—	322
Total Tenneco Inc.	$2,274	$522	$1,752	$—	$1,752

	Three Months Ended September 30, 2018 Versus Three Months Ended September 30, 2017 Dollar and Percent Increase (Decrease)
	Revenues	Percent	Value-add Revenues excluding Currency	Percent
	(Millions Except Percent Amounts)

Clean Air	$107	7%	$55	6%
Ride Performance	4	1%	22	5%
Aftermarket	(13)	(4)%	3	1%
Total Tenneco Inc.	$98	4%	$80	5%

Light Vehicle Industry Production by Region for Three Months Ended September 30, 2018 and 2017 (According to IHS Automotive, October 2018)

	Three Months Ended September 30,
	2018	2017	Increase (Decrease)	% Increase (Decrease)
	(Number of Vehicles in Thousands)
North America	4,048	3,970	78	2%
Europe	4,674	4,923	(249)	(5)%
South America	902	883	19	2%
China	6,245	6,487	(242)	(4)%
India	1,254	1,168	86	7%

Clean Air revenue was $1,602 million in the third quarter of 2018 compared to $1,495 million in the third quarter of 2017. Higher volumes drove a $142 million increase due to higher light vehicle revenues, higher commercial truck, off-highway and other vehicle sales, as well as new platforms, which was partially offset by the negative impact of the end of OE customer production in Australia. Currency had a $35 million unfavorable impact on Clean Air revenues.
Ride Performance revenue was $461 million in the third quarter of 2018 compared to $457 million in the third quarter of 2017. The benefit of a $17 million increase in volume due to increased OE light vehicle and commercial truck, off-highway and other vehicle sales and new platforms, as well as favorable pricing was partially offset by an $18 million unfavorable currency impact.
Aftermarket revenue was $309 million in the third quarter of 2018 compared to $322 million in the third quarter of 2017. The benefit of higher volumes and favorable pricing was more than offset by unfavorable mix and a $16 million unfavorable currency impact.
Net Sales and Operating Revenues for the Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended September 30, 2018
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)

Clean Air	$5,052	$1,869	$3,183	$65	$3,118
Ride Performance	1,480	—	1,480	20	1,460
Aftermarket	951	—	951	(14)	965
Total Tenneco Inc.	$7,483	$1,869	$5,614	$71	$5,543

	Nine Months Ended September 30, 2017
	Revenues	Substrate Sales	Value-add Revenues	Currency Impact on Value-add Revenues	Value-add Revenues excluding Currency
	(Millions)

Clean Air	$4,589	$1,610	$2,979	$—	$2,979
Ride Performance	1,327	—	1,327	—	1,327
Aftermarket	967	—	967	—	967
Total Tenneco Inc.	$6,883	$1,610	$5,273	$—	$5,273

	Nine Months Ended September 30, 2018 Versus Nine Months Ended September 30, 2017 Dollar and Percent Increase (Decrease)
	Revenues	Percent	Value-add Revenues excluding Currency	Percent
	(Millions Except Percent Amounts)

Clean Air	$463	10%	$139	5%
Ride Performance	153	12%	133	10%
Aftermarket	(16)	(2)%	(2)	—%
Total Tenneco Inc.	$600	9%	$270	5%
Light Vehicle Industry Production by Region for Nine Months Ended September 30, 2018 and 2017 (According to IHS Automotive, October 2018)

	Nine Months Ended September 30,
	2018	2017	Increase (Decrease)	% Increase (Decrease)
	(Number of Vehicles in Thousands)
North America	12,785	12,955	(170)	(1)%
Europe	16,557	16,524	33	—%
South America	2,599	2,421	178	7%
China	19,649	19,372	277	1%
India	3,685	3,345	340	10%
Clean Air revenue was $5,052 million in the first nine months of 2018 compared to $4,589 million in the first nine months of 2017. Higher volumes drove a $389 million increase due to higher light vehicle revenues, higher commercial truck, off-highway and other vehicle sales, as well as new platforms, partially offset by price reductions and the negative impact of the end of OE customer production in Australia. Currency had a $101 million favorable impact on Clean Air revenues.
Ride Performance revenue was $1,480 million in the first nine months of 2018 compared to $1,327 million in the first nine months of 2017. Higher volumes drove a $131 million increase due to increased light vehicle and commercial truck, off-highway and other vehicle sales and new platforms. Currency had a $20 million favorable impact on Ride Performance revenues.
Aftermarket revenue was $951 million in the first nine months of 2018 compared to $967 million in the first nine months of 2017 due to lower volumes and unfavorable mix, partially offset by favorable pricing. Currency had a $14 million unfavorable impact on Aftermarket revenues.

Earnings before Interest Expense, Income Taxes and Noncontrolling Interests (“EBIT”) for the Three Months Ended September 30, 2018 and 2017

	Three Months Ended September 30,		Change
	2018	2017
	(Millions)

Clean Air	$104	$100	$4
Ride Performance	(5)	7	(12)
Aftermarket	45	50	(5)
Other	(40)	(23)	(17)
Total Tenneco Inc.	$104	$134	$(30)
The EBIT results shown in the preceding table include the following items, certain of which are discussed below under “Restructuring and Other Charges,” which may have an effect on the comparability of EBIT results between periods:

	Three Months Ended September 30,
	2018	2017
	(Millions)

Clean Air:
Restructuring and related expenses	$1	$4
Ride Performance:
Restructuring and related expenses	10	14
Pre-closing structural cost reductions (1)	1	—
Litigation settlement	9	—
Aftermarket:
Restructuring and related expenses	1	2
Other:
Acquisition advisory costs (2)	12	—
Pre-closing structural cost reductions (1)	3	—
Litigation settlement	1	—
Total Tenneco Inc.	$38	$20

(1) Structural cost reductions related to the Acquisition.
(2) Advisory costs related to the Acquisition.

EBIT for Clean Air was $104 million in the third quarter of 2018 compared to $100 million in the third quarter a year ago driven by higher light vehicle revenues, higher commercial truck, off-highway and other vehicle sales, new platforms, lower restructuring and related expenses and manufacturing efficiencies, which was partially offset by an increase in depreciation and amortization, unfavorable mix and pricing. Currency had a $3 million unfavorable impact on EBIT of Clean Air for the third quarter of 2018 when compared to last year.
EBIT for Ride Performance was $(5) million, a decrease of $12 million in the third quarter of 2018 from $7 million in the third quarter of 2017. Higher light vehicle and commercial truck, off-highway and other vehicle sales and new platforms were more than offset by higher material costs, an increase in depreciation and amortization and a $9 million litigation settlement. Included in EBIT for the third quarter of 2018 was $10 million of restructuring and related expenses, primarily related to the accelerated move of our Beijing Ride Performance plant and other cost improvement initiatives, and included in EBIT for the third quarter of 2017 was $14 million of restructuring and related expenses, primarily related to downsizing of Ride Performance operations in Australia and cost improvement initiatives. Currency had a $1 million unfavorable impact on EBIT of Ride Performance for the third quarter of 2018 when compared to last year.

EBIT for Aftermarket was $45 million in the third quarter of 2018 compared to $50 million in the third quarter of 2017. The benefit of favorable pricing and lower restructuring and related expenses of $1 million was more than offset by unfavorable mix, an increase in depreciation and amortization, and a $5 million unfavorable currency impact on EBIT of Aftermarket for the third quarter of 2018 when compared to last year.
Currency had a $9 million unfavorable impact on overall company EBIT for the third quarter of 2018 as compared to the third quarter of prior year.
EBIT as a Percentage of Revenue for the Three Months Ended September 30, 2018 and 2017

	Three Months Ended September 30,
	2018	2017

Clean Air	6%	7%
Ride Performance	(1)%	2%
Aftermarket	15%	16%
Total Tenneco Inc.	4%	6%
In Clean Air, EBIT as a percentage of revenues for the third quarter of 2018 was down one percentage point compared to last year's third quarter, driven by higher light vehicle revenues, higher commercial truck, off-highway and other vehicle sales, new platforms, lower restructuring and related expenses and manufacturing performance efficiency, which was more than offset by increased depreciation and amortization, unfavorable mix and pricing.
In Ride Performance, EBIT as a percentage of revenues for the third quarter of 2018 was down three percentage points compared to last year's third quarter. Higher light vehicle and commercial truck, off-highway and other vehicle sales, new platforms and lower restructuring and related expenses were more than offset by higher material costs, increased depreciation and amortization and a $9 million litigation settlement expense.
In Aftermarket, EBIT as a percentage of revenues for the third quarter of 2018 was down one percentage point compared to last year's third quarter primarily due to unfavorable mix and increased depreciation and amortization partially offset by favorable pricing and lower restructuring and related expenses.

EBIT for the Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended September 30,		Change
	2018	2017
	(Millions)

Clean Air	$328	$300	$28
Ride Performance	8	52	(44)
Aftermarket	130	146	(16)
Other	(132)	(216)	84
Total Tenneco Inc.	$334	$282	$52
The EBIT results shown in the preceding table include the following items, certain of which are discussed below under “Restructuring and Other Charges,” which may have an effect on the comparability of EBIT results between periods:

	Nine Months Ended September 30,
	2018	2017
	(Millions)
Clean Air:
Restructuring and related expenses	$13	$25
Pre-closing structural cost reductions (1)	6	—
Ride Performance:
Restructuring and related expenses	37	19
Warranty settlement (2)	—	7
Warranty charge (3)	5	—
Litigation settlement	9	—
Pre-closing structural cost reductions (1)	1	—
Aftermarket:
Restructuring and related expenses	5	5
Pre-closing structural cost reductions (1)	1	—
Other:
Restructuring and related expenses	—	3
Pension charges / Stock vesting (4)	—	11
Antitrust settlement accrual (5)	—	132
Gain on sale of unconsolidated JV	—	(5)
Acquisition advisory costs (6)	43	—
Pre-closing structural cost reductions (1)	5	—
Environmental charge (7)	4	—
Litigation settlement	1	—
Total Tenneco Inc.	$130	$197

(1) Structural cost reductions related to the Acquisition.
(2) Warranty settlement with a customer.
(3) Charge related to warranty. Although the Company regularly incurs warranty costs, this specific charge was of an unusual nature in the period incurred.
(4) Charges related to pension derisking and the acceleration of restricted stock vesting in accordance with the long-term incentive plan.
(5) Charges related to establishing a reserve for settlement costs necessary to resolve the company's antitrust matters globally.
(6) Advisory costs related to the Acquisition.
(7) Environmental charge related to an acquired site whereby an indemnification reverted back to the Company resulting from a 2009 bankruptcy filing of Mark IV Industries.

EBIT for Clean Air was $328 million in the first nine months of 2018 compared to $300 million in the first nine months a year ago driven by higher light vehicle revenues, higher commercial truck, off-highway and other vehicle sales, new platforms, lower restructuring and related expenses of $12 million and manufacturing performance efficiencies, which was partially offset by pre-closing costs of $6 million, an increase in depreciation and amortization, unfavorable mix and pricing. Currency had a $13 million favorable impact on EBIT of Clean Air for the first nine months of 2018 when compared to last year.
EBIT for Ride Performance was $8 million in the first nine months of 2018 and $52 million in the first nine months of 2017. Higher light vehicle and commercial truck, off-highway and other vehicle sales and new platforms were more than offset by launch costs related to a major truck platform, carryover of 2017 steel economic impacts, higher restructuring and related expenses, a $9 million litigation settlement and an increase in depreciation and amortization. Restructuring and related expenses of $37 million and $19 million were included in EBIT for the first nine months of 2018 and 2017, respectively. Currency had a $1 million favorable impact on EBIT of Ride Performance for the first nine months of 2018 when compared to last year.
EBIT for Aftermarket decreased $16 million to $130 million in the first nine months of 2018 from $146 million in the first nine months of 2017 primarily due to lower volumes, unfavorable mix, higher manufacturing costs, an increase in depreciation and amortization and pre-closing costs of $1 million, partially offset by favorable pricing. Currency had a $6 million unfavorable impact on EBIT of Aftermarket for the first nine months of 2018 when compared to last year.
Currency had an $8 million favorable impact on overall company EBIT for the first nine months of 2018 as compared to the first nine months of prior year.
EBIT as a Percentage of Revenue for the Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended September 30,
	2018	2017
Clean Air	6%	7%
Ride Performance	1%	4%
Aftermarket	14%	15%
Total Tenneco Inc.	4%	4%
In Clean Air, EBIT as a percentage of revenues for the first nine months of 2018 was down one percentage point compared to last year's first nine months driven by higher light vehicle revenues, higher commercial truck, off-highway and other vehicle sales, new platforms, lower restructuring and related expenses and manufacturing performance efficiencies, which was more than offset by pre-closing costs, increased depreciation and amortization, unfavorable mix and pricing.
In Ride Performance, EBIT as a percentage of revenues for the first nine months of 2018 was down three percentage points compared to last year's first nine months. Higher light vehicle and commercial truck, off-highway and other vehicle sales and new platforms were more than offset by launch costs related to a major truck platform, carryover of 2017 steel economic impacts, higher restructuring and related expenses, a litigation settlement and increased depreciation and amortization.
In Aftermarket, EBIT as a percentage of revenues for the first nine months of 2018 was down one percentage point compared to last year's first nine months primarily due to lower volumes, unfavorable mix, higher manufacturing costs, increased depreciation and amortization and pre-closing costs, partially offset by favorable pricing.
Interest Expense, Net of Interest Capitalized
We reported interest expense in the third quarter of 2018 of $21 million, net of interest capitalized of $1 million, and $19 million, net of interest capitalized of $2 million in the third quarter of 2017.
We reported interest expense in the first nine months of 2018 of $61 million, net of interest capitalized of $4 million, and $54 million, net of interest capitalized of $6 million in the first nine months of 2017. The increase was primarily due to higher interest rates on our floating rate debt. Included in the first nine months of 2017 was $1 million of expense related to our refinancing activities.
On September 30, 2018, we had $736 million of principal amounts in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed through July 2026, $225 million is fixed through December 2024, and the remainder is fixed through 2025. We also had $585 million of principal amounts in long-term debt obligations that were subject to variable interest rates. For more detailed explanations on our debt structure refer to “Liquidity and Capital Resources — Capitalization” later in this Management’s Discussion and Analysis.

Income Taxes
We reported income tax expense of $20 million and $16 million in the three month periods ended September 30, 2018 and 2017, respectively. The tax expense recorded in the third quarter of 2018 included a tax benefit of $5 million relating to acquisition and restructuring charges, a tax benefit of $10 million relating to a valuation allowance release at our Australian entities and $9 million of tax expense for changes in the toll tax as discussed below. The tax benefit recorded in the third quarter of 2017 included a tax benefit of $12 million primarily relating to valuation allowance releases.
We reported income tax expense of $72 million and $41 million in the nine month periods ended September 30, 2018 and 2017, respectively. The tax expense recorded in the first nine months of 2018 included tax benefits of $12 million relating to acquisition and restructuring charges, a tax benefit of $10 million relating to a valuation allowance release at our Australian entities and $9 million of tax expense for changes in the toll tax as discussed below. The tax expense recorded in the first nine months of 2017 included a tax benefit of $12 million primarily relating to valuation allowance releases. In addition, the 2017 tax expense included a $50 million tax benefit related to an antitrust settlement accrual.
On December 22, 2017, the Tax Cuts and Jobs Act ("TCJA") was enacted into U.S. law, which, among other provisions, lowered the corporate income tax rate effective January 1, 2018 from 35% to 21%, and implemented significant changes with respect to U.S. tax treatment of earnings originating from outside the U.S. Many of the provisions of TCJA are subject to regulatory interpretation and U.S. state conforming enactments. The IRS issued Notice 2018-26 on April 2, 2018, which provided additional guidance to assist taxpayers in computing the toll tax. Based on the new guidance, a $2 million discrete charge was recorded in income tax expense for the second quarter of 2018. On August 1 2018, the IRS issued proposed regulations under section 965 on August 1, 2018, which provided additional guidance to assist taxpayers in computing the toll tax. Based on the new guidance, a $9 million discrete charge was recorded in income tax expense for the third quarter of 2018. Material US state income tax conformity to current federal tax code is still pending as of September 30, 2018. We will continue to refine our estimates throughout the measurement period provided for in SEC Staff Accounting Bulletin 118, or until our accounting is complete, whichever is earlier.
Our losses in various foreign taxing jurisdictions represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of our net deferred tax assets. We evaluate our deferred tax assets quarterly to determine if valuation allowances are required or should be adjusted. This assessment considers, among other matters, the nature, frequency and amount of recent losses, the duration of statutory carryforward periods, and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified. If recent operational improvements continue in our foreign subsidiaries or if certain restructuring steps are completed as part of the Federal-Mogul acquisition and future spin of the ride performance and aftermarket company, we believe it is reasonably possible that sufficient positive evidence may be available to release all, or a portion, of the valuation allowance in the next twelve months. This may result in a one-time tax benefit of up to $53 million, primarily related to China and Spain.
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
In the third quarter of 2018, we incurred $12 million in restructuring and related costs, primarily related the accelerated move of our Beijing Ride Performance plant, and other cost improvement initiatives. In the first nine months of 2018, we incurred $55 million in restructuring and related costs, primarily related to the accelerated move of our Beijing Ride Performance plant, headcount reduction at a Clean Air manufacturing plant in Germany and other cost improvement initiatives. We expect all assembly to be relocated to the new facility by the end of the year and the component manufacturing relocation to be completed during the first quarter of 2019.
In the third quarter of 2017, we incurred $20 million in restructuring and related costs, including asset write-downs of $1 million, primarily related to closing a Clean Air manufacturing plant and downsizing Ride Performance operations in Australia and other cost improvement initiatives. In the first nine months of 2017, we incurred $52 million in restructuring and related costs, including asset write-downs of $3 million, primarily related to closing a Clean Air Belgian JIT plant in response to the end of production on a customer platform, closing a Clean Air manufacturing plant and downsizing Ride Performance operations in Australia and other cost improvement initiatives.

The Company's restructuring and other charges are classified in the condensed consolidated statements of income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Millions)
Cost of sales	$12	$8	$44	$31
Engineering, research, and development	—	—	1	—
Selling, general, and administrative	—	11	10	18
Depreciation and amortization of other intangibles	—	1	—	3
	$12	$20	$55	$52
On October 26, 2018, we announced our plan to close our original equipment (OE) ride control plants in Owen Sound, Ontario and Hartwell, Georgia as part of an initiative to realign our manufacturing footprint to enhance operational efficiency and respond to changing market conditions and capacity requirements. We expect to begin transferring current customer business primarily to our ride control facility in Kettering, Ohio, later this year. We expect to complete the closure of the two facilities near the end of the second quarter of 2020. We estimate that these restructuring actions will generate between $20 million and $25 million in annualized savings beginning by the end of 2020. Restructuring and related charges are expected to be in the range of $70 million to $85 million, with $20 million to $30 million occurring in the fourth quarter of 2018. The charges comprise between $40 million and $50 million of cash expenditures (including severance payments to employees, the cost of decommissioning and starting up equipment, and other costs associated with this action) and between $30 million and $35 million of non-cash asset write-downs and other costs.
As previously disclosed, we expect to achieve synergies of at least $200 million in connection with the Acquisition. Achievement of these synergies will likely require restructuring actions. Accordingly, we expect that our level of restructuring charges and expense for 2019 will be more than our historical levels of restructuring charges and expenses.
Other Structural Cost Reductions
The Company has also been tracking other costs, unrelated to manufacturing operations, which are intended to support achievement of Acquisition synergies. In the third quarter of 2018, these other costs were $4 million, of which $3 million was recorded in SG&A and $1 million in other income and expenses. In the first nine months of 2018, these other costs were $13 million, of which $8 million was recorded in SG&A, $4 million in engineering, research, and development and $1 million in other expense, net.
Amounts related to activities that were charged to our restructuring reserves, including costs incurred to support future structural cost reductions, are as follows:

	December 31, 2017 Restructuring Reserve	2018 Expenses	2018 Cash Payments	Impact of Exchange Rates	September 30, 2018 Restructuring Reserve
	(Millions)
Employee severance, termination benefits and other related costs	$25	$55	$(47)	$(1)	$32
Under the terms of our amended and restated senior credit agreement that took effect on May 12, 2017, we are allowed to exclude, at our discretion, (i) up to $35 million in 2017 and $25 million each year thereafter of cash restructuring charges and related expenses, with the ability to carry forward any amount not used in one year to the next following year, and (ii) up to $150 million in the aggregate of all costs, expenses, fees, fines, penalties, judgments, legal settlements and other amounts associated with any restructuring, litigation, claim, proceeding or investigation related to or undertaken by us or any of our subsidiaries, together with any related provision for taxes, incurred in any quarterly period ending after May 12, 2017 in the calculation of the financial covenant ratios required under our senior credit facility. As of September 30, 2018, we elected not to exclude any of the $106 million of allowable cash charges and related expenses recognized in the fourth quarter of 2017 and in the first nine months of 2018 for restructuring related costs and antitrust settlements against the $35 million annual limit for 2017, $25 million for 2018 and the $150 million aggregate limit that was available under the terms of the senior credit facility.

Earnings Per Share
We reported net income attributable to Tenneco Inc. of $54 million or $1.05 per diluted common share for the third quarter of 2018. Included in the results for the third quarter of 2018 were costs related to our restructuring activities, acquisition advisory costs, pre-closing structural cost reduction, a litigation settlement and other unfavorable discrete tax items. The total impact of these items decreased earnings per diluted share by $0.54. We reported net income attributable to Tenneco Inc. of $83 million or $1.57 per diluted common share for the third quarter of 2017. Included in the results for the third quarter of 2017 was negative impact related to our restructuring activities, partially offset by positive impact from net tax benefit. The total impact of these items decreased earnings per diluted share by $0.10.
We reported net income attributable to Tenneco Inc. of $162 million or $3.16 per diluted common share for the first nine months of 2018. Included in the results for the first nine months of 2018 were costs related to our restructuring activities, acquisition advisory costs, pre-closing structural cost reduction, a warranty charge, an environmental charge, a litigation settlement, the associated tax impacts on the aforementioned costs and other unfavorable discrete tax items. The total impact of these items decreased earnings per diluted share by $1.94. We reported net income attributable to Tenneco Inc. of $139 million or $2.60 per diluted common share for first nine months of 2017. Included in the results for the first nine months of 2017 were negative impacts from expenses related to our restructuring activities, charges related to pension derisking and the acceleration of restricted stock vesting, cost related to our refinancing activities, a warranty settlement and an antitrust settlement accrual, which was partially offset by positive impact from the gain on sale of an unconsolidated JV and net tax benefits. The total impact of these items decreased earnings per diluted share by $2.41.
Dividends on Common Stock
On February 1, 2017, the Company announced the reinstatement of a quarterly dividend program. We expect to pay a quarterly dividend of $0.25 per share on our common stock, representing a planned annual dividend of $1.00 per share. In the third quarter of 2018 and 2017, we paid a quarterly dividend of $0.25 per share, or $14 million in each quarter. In the first nine months of 2018 and 2017, we paid a quarterly dividend of $0.25 per share, or $39 million and $40 million, respectively. As a result of the Federal-Mogul transaction, and the resulting higher share count, the quarterly dividend payment will increase to $20 million beginning in the fourth quarter. In view of our current stock price and overall sector valuations, we will evaluate the best methodology to return this value to our shareholders. This may result in a change in the dividend and returning that capital via share buybacks in a comparable amount.
Cash Flows for the Three Months Ended September 30, 2018 and 2017

	Three Months Ended September 30,
	2018	2017
	(Millions)
Cash provided (used) by:
Operating activities	$(41)	$25
Investing activities	(48)	(68)
Financing activities	59	(16)
Operating Activities
For the third quarter of 2018, cash from operating activities decreased by $66 million compared to last year’s third quarter mainly driven by investment in working capital to support revenue growth as well as cash payments for transaction costs. For the third quarter of 2018, cash used by working capital was $165 million versus $118 million of cash used for working capital in the third quarter of 2017. Receivables were a use of cash of $29 million in the third quarter of 2018 compared to a source of cash of $13 million in the prior year’s third quarter. Inventory represented a cash outflow of $65 million for the third quarter of 2018 and a cash outflow of $56 million during the third quarter of 2017. Accounts payable used $26 million of cash for the quarter ended September 30, 2018 compared to $29 million of cash used for the quarter ended September 30, 2017. Cash taxes were $23 million in the third quarter of 2018 compared to $31 million in the prior year's third quarter.

Investing Activities
Cash used for investing activities was $48 million in the third quarter of 2018 compared to cash used of $68 million in the same period a year ago. Cash payments for plant, property and equipment were $78 million in the third quarter of 2018 versus payments of $90 million in the third quarter of 2017. Cash payments for software-related intangible assets were $3 million and $5 million in the third quarters of 2018 and 2017, respectively. Proceeds from the deferred purchase price of factored receivables were a source of cash of $36 million in the third quarter of 2018 compared to a source of cash of $28 million in the third quarter of 2017.
Financing Activities
Cash flow from financing activities was an inflow of $59 million for the quarter ended September 30, 2018, compared to an outflow of $16 million for the quarter ended September 30, 2017. We repurchased no shares of our outstanding common stock during the third quarter of 2018 and 1,286,643 shares of our outstanding common stock for $71 million at an average price of $54.90 per share during the third quarter of 2017. In each of the third quarter of 2018 and 2017, we paid a quarterly dividend of $0.25 per share, or $14 million.

Cash Flows for the Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended September 30,
	2018	2017
	(Millions)
Cash provided (used) by:
Operating activities	$37	$86
Investing activities	(149)	(213)
Financing activities	12	53
Operating Activities
For the first nine months of 2018, cash from operating activities decreased by $49 million compared to last year’s first nine months mainly due to an increase in cash used for working capital. For the first nine months of 2018, cash used by working capital was $333 million versus $273 million of cash used for working capital in the first nine months of 2017. Receivables were a use of cash of $268 million in the first nine months of 2018 compared to a use of cash of $212 million in the prior year’s first nine months. Inventory represented a cash outflow of $118 million for the first nine months of 2018 and a cash outflow of $116 million during the first nine months of 2017. Accounts payable provided $141 million of cash for the quarter ended September 30, 2018 compared to $57 million of cash provided for the quarter ended September 30, 2017. Cash taxes were $79 million in the first nine months of 2018 compared to $74 million in the prior year's first nine months.
Investing Activities
Cash used for investing activities was $149 million in the first nine months of 2018 compared to cash used of $213 million in the same period a year ago. Cash payments for plant, property and equipment were $242 million in the first nine months of 2018 versus payments of $283 million in the first nine months of 2017. Cash payments for software-related intangible assets were $13 million and $17 million in the first nine months of 2018 and 2017, respectively. Proceeds from the deferred purchase price of factored receivables were a source of cash of $102 million in the first nine months of 2018 compared to a source of cash of $77 million in the first nine months of 2017.
Financing Activities
Cash flow from financing activities was an inflow of $12 million for the nine months ended September 30, 2018, compared to an inflow of $53 million for the nine months ended September 30, 2017. We repurchased no shares of our outstanding common stock during the first nine months of 2018 and 2,310,443 shares of our outstanding common stock for $131 million at an average price of $56.51 per share during the first nine months of 2017. Since announcing our share repurchase program in 2015, we have repurchased a total of approximately 11.3 million shares for $607 million, representing 19 percent of the shares outstanding at that time. In February 2017, the Board authorized the repurchase of up to $400 million of common stock over the next three years. This amount includes the remaining $112 million authorized under earlier repurchase programs. As of September 30, 2018, we had $231 million remaining on the share repurchase authorization. In the first nine months of 2018 and 2017, we paid a quarterly dividend of $0.25 per share, or $39 million and $40 million, respectively.

On May 12, 2017, we completed a refinancing of our senior credit facility by entering into an amendment and restatement of that facility. The amended and restated credit agreement enhanced financial flexibility by increasing the size and extending the term of its revolving credit facility and term loan facility, and by adding Tenneco Automotive Operating Company Inc. as a co-borrower under the revolver credit facility. The amended and restated credit agreement also added foreign currency borrowing capability and permitted the joinder of our foreign and domestic subsidiaries as borrowers under the revolving credit facility in the future. If any foreign subsidiary of ours had been added to the revolving credit facility as a borrower, the obligations of such foreign borrower would have been secured by the assets of such foreign borrower, and also will be secured by the assets of, and guaranteed by, the domestic borrowers and domestic guarantors as well as certain foreign subsidiaries of ours in the chain of ownership of such foreign borrower. The amended and restated credit facility consisted of a $1,600 million revolving credit facility and a $400 million term loan A facility, which replaced our former $1,200 million revolving credit facility and $264 million term loan A facility, respectively. As of September 30, 2018, the senior credit facility provides us with a total revolving credit facility of $1,600 million and had a $375 million balance outstanding under the term loan A facility, both of which will mature on May 12, 2022.
Borrowings under our revolving credit facility were $207 million at September 30, 2018 and $453 million at September 30, 2017. At September 30, 2018, there was $180 million borrowing under the U.S. accounts receivable securitization program, whereas at September 30, 2017, there was $50 million.

Outlook
Fourth Quarter 2018
In the fourth quarter, we expect constant currency organic revenue growth in our legacy business of three percent, outpacing forecasted light vehicle industry production growth of one percent. We anticipate currency will have a negative impact on revenue of three percent, based on exchange rates as of September 30, 2018. With the closing of the Federal-Mogul acquisition, we expect approximately $1.9 billion of additional revenue from Federal-Mogul operations in the fourth quarter.
We expect fourth quarter combined Tenneco and Federal-Mogul value-add adjusted EBITDA margin in the range of 11.0 percent to 11.4 percent.
Full Year 2018
For the full year, we raised our revenue guidance and now expect constant currency organic revenue growth in our legacy business of six percent, outpacing industry production by five percentage points. We expect full year revenue of approximately $11.8 billion, reflecting this strong organic growth as well as Federal-Mogul revenue from the date of acquisition.
For the full year, we expect our value-add adjusted EBITDA margin, including Federal-Mogul from the date of acquisition, in the range of 11.3 percent to 11.5 percent.
Acquisition of Federal-Mogul LLC
During a special meeting of stockholders held September 12, 2018, the Company's stockholders approved all of the proposals related to the acquisition of Federal-Mogul. The acquisition was officially completed on October 1, 2018.
Tenneco's projections are based on the type of information set forth under "Outlook" in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" as set forth in Tenneco's Annual Report on Form 10-K for the year ended December 31, 2017. Please see that disclosure for further information. Additionally, assumptions for the fourth quarter and full year 2018 are based on current and projected customer production schedules as well as aggregate industry production, which includes IHS Automotive October 2018 global light vehicle production forecasts, Power Systems Research (PSR) October 2018 forecast for global commercial truck and buses, PSR off-highway engine production in North America and Europe and Tenneco estimates. Unless otherwise indicated, our methodology does not attempt to forecast currency fluctuations, and accordingly, reflects constant currency. Certain elements of the restructuring and related expenses, legal settlements and other unusual charges we incur from time to time cannot be forecasted accurately. In this respect, we are not able to forecast EBIT or EBITDA (and the related margins) on a forward-looking basis without unreasonable efforts on account of these factors and the difficulty in predicting GAAP revenues (for purposes of a margin calculation) due to variability in production rates and volatility of precious metal pricing in the substrates that we pass through to our customers. See “Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995” and Item 1A, “Risk Factors.”

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
Generally, in connection with the sale of exhaust systems to certain original equipment manufacturers, we purchase catalytic converters and diesel particulate filters or components thereof including precious metals (“substrates”) on behalf of our customers which are used in the assembled system. These substrates are included in our inventory and “passed through” to the customer at our cost, plus a small margin, since we take title to the inventory and are responsible for both the delivery and quality of the finished product. Revenues recognized for substrate sales were $1,869 million and $1,610 million for the first nine months of 2018 and 2017, respectively. For our aftermarket customers, we provide for promotional incentives and returns at the time of sale. Estimates are based upon the terms of the incentives and historical experience with returns. Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis. Shipping and handling costs billed to customers are included in revenues and the related costs are included in cost of sales in our condensed consolidated statements of income.
New Accounting Pronouncements
Note 12, New Accounting Pronouncements, to our condensed consolidated financial statements located in Part I Item 1 of this Form 10-Q is incorporated herein for reference.

Liquidity and Capital Resources
Capitalization

	September 30, 2018	December 31, 2017	% Change
	(Millions)
Short-term debt and maturities classified as current	$240	$83	189%
Long-term debt	1,304	1,358	(4)
Total debt	1,544	1,441	7
Total redeemable noncontrolling interests	28	42	(33)
Total other noncontrolling interests	38	46	(17)
Tenneco Inc. shareholders’ equity	737	696	6
Total equity	775	742	4
Total capitalization	$2,347	$2,225	5%
General. Short-term debt, which includes maturities classified as current, borrowings by foreign subsidiaries, and borrowings under our U.S. accounts receivable securitization program, were $240 million and $83 million as of September 30, 2018 and December 31, 2017, respectively. Borrowings under our revolving credit facilities, which are classified as long-term debt, were $207 million and $244 million at September 30, 2018 and December 31, 2017, respectively.
The 2018 year-to-date increase in the Company's shareholders' equity primarily resulted from net income attributable to Tenneco Inc. of $162 million, a $11 million increase related to pension and postretirement benefits and a $9 million increase in premium on common stock and other capital surplus relating to common stock issued pursuant to benefit plans, partially offset by a $39 million decrease related to cash dividends declared and a $102 million decrease caused by the impact of changes in foreign exchange rates on the translation of financial statements of our foreign subsidiaries into U.S. dollars.
Overview. As of September 30, 2018, our financing arrangements were primarily provided by a committed senior secured credit facility with a syndicate of banks and other financial institutions. The arrangement was secured by substantially all our domestic assets and pledges of up to 66 percent of the stock of certain first-tier foreign subsidiaries, as well as guarantees by our material domestic subsidiaries.
A summary of our long-term debt obligations at September 30, 2018 and December 31, 2017 is set forth in the following table:

	September 30, 2018		December 31, 2017
	Principal	Carrying Amount	Principal	Carrying Amount
	(Millions)
Tenneco Inc. —
Revolver borrowings due 2022	$207	$207	$244	$244
Senior Tranche A Term Loan due 2022	375	373	390	388
5 3/8% Senior Notes due 2024	225	222	225	222
5% Senior Notes due 2026	500	493	500	492
Other subsidiaries —
Other long-term debt due in 2020	6	6	5	5
Notes due 2018 through 2028	8	7	12	10
	1,321	1,308	1,376	1,361
Less — maturities classified as current	4	4	3	3
Total long-term debt	$1,317	$1,304	$1,373	$1,358

(1) Carrying amount is net of unamortized debt issuance costs and debt discounts. Total unamortized debt issuance costs were $11 million and $13 million as of September 30, 2018 and December 31, 2017, respectively, and the total unamortized debt discount was $2 million as of both September 30, 2018 and December 31, 2017.

Our short-term debt includes the current portion of long-term debt, borrowings by the parent company and foreign subsidiaries, which includes borrowings under both committed credit facilities and uncommitted lines of credit and similar arrangements, and borrowings under the U.S. accounts receivable securitization program as discussed in Note 6, Accounts Receivable Securitization and Factoring Programs. Information regarding our short-term debt as of September 30, 2018 and December 31, 2017 is as follows:

	September 30, 2018	December 31, 2017
	(Millions)
Maturities classified as current	$4	$3
Short-term borrowings	236	80
Total short-term debt	$240	$83
New Credit Facility. On October 1, 2018, the Company entered into a new credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and other lenders (the “New Credit Facility”) in connection with the acquisition of Federal-Mogul. The New Credit Facility consists of $4.9 billion of total debt financing, consisting of five-year $1.5 billion revolving credit facility, a five-year $1.7 billion term loan A facility and a seven-year $1.7 billion term loan B facility. Proceeds from the New Credit Facility were used to finance the cash consideration portion of the purchase price, to refinance the Company’s then existing senior credit facilities, inclusive of the revolver and the term loan A then outstanding, and certain senior credit facilities of Federal-Mogul, and to pay fees and expenses relating to the Acquisition and the financing thereof, and the remainder, including future borrowings under the revolving credit facility, will be used for general corporate purposes.
Each of the Company and Tenneco Automotive Operating Company Inc. are borrowers under the New Credit Facility, and the Company is the sole borrower under the term loan A and term loan B facilities. The New Credit Facility is guaranteed on a senior basis by certain material domestic subsidiaries of the Company. Drawings under the revolving credit facility may be in U.S. Dollars, Pounds Sterling or Euros.
The New Credit Facility is secured by substantially all domestic assets of the Company and the subsidiary guarantors and by pledges of up to 66 percent of the stock of certain first-tier foreign subsidiaries. The security for the New Credit Facility will be pari passu with the security for outstanding senior secured notes of Federal-Mogul that were assumed by the Company in connection with the Acquisition. If any foreign subsidiary of the Company is added to the revolving credit facility as a borrower, the obligations of such foreign borrower will be secured by the assets of such foreign borrower, and also will be secured by the assets of, and guaranteed by, the domestic borrowers and domestic guarantors as well as certain foreign subsidiaries of the Company in the chain of ownership of such foreign borrower.
The term loan A and revolving credit facilities will mature on the fifth anniversary of closing, and the term loan B facility will mature on the seventh anniversary of closing. The term loan A facility is payable in 19 consecutive quarterly installments, commencing March 31, 2019, with 5% being paid annually in each of the first two years, 7.5% in the third year, 10% annually in each of the fourth and fifth years and the remainder on the maturity date. The term loan B facility is payable in 27 consecutive quarterly installments, commencing March 31, 2019, with 0.25% being paid in 27 quarterly installments and the remainder on the maturity date.
The interest rate on borrowings under the revolving credit facility and the term loan A facility will initially be LIBOR plus 1.75%, which interest rate will be subject to change if the Company’s consolidated net leverage ratio changes. Initially, and so long as the Company's corporate family rating is Ba3 (with a stable outlook) or higher from Moody’s Investors Service, Inc. (“Moody’s”) and BB- (with a stable outlook) or higher from Standard & Poor’s Financial Services LLC (“S&P”), the interest rate on borrowings under the term loan B facility will be LIBOR plus 2.75%; at any time the foregoing conditions are not satisfied, the interest rate on the term loan B facility will be LIBOR plus 3.00%. When the term loan B facility is no longer outstanding and the Company and its subsidiaries have no other secured indebtedness (with certain exceptions set forth in the New Credit Facility), and upon the Company achieving and maintaining two or more corporate credit and/or corporate family ratings higher than or equal to BBB- from S&P, BBB- from Fitch Ratings Inc. (“Fitch”) and/or Baa3 from Moody’s (in each case, with a stable or positive outlook), the collateral under the New Credit Facility may be released.

The New Credit Facility contains representations and warranties and affirmative and negative covenants which are customary for debt facilities of this type. The negative covenants limit the ability of the Company and its restricted subsidiaries to, among other things, (i) incur additional indebtedness or issue preferred stock, (ii) pay dividends or make distributions to the Company's stockholders, (iii) purchase or redeem the Company's equity interests, (iv) make investments, (v) create liens on their assets, (vi) enter into transactions with the Company’s affiliates, (vii) sell assets and (viii) merge or consolidate with, or dispose of substantially all of the Company's assets to, other companies. The New Credit Facility also contains two financial maintenance covenants for the revolving credit facility and the term loan A facility including (x) a requirement to have a consolidated net leverage ratio (as defined in the New Credit Facility) as of the end of each fiscal quarter of not greater than 4.0 to 1 through September 30, 2019, 3.75 to 1 through September 30, 2020 and 3.5 to 1 thereafter; and (y) a requirement to maintain consolidated interest coverage ratio (as defined in the New Credit Facility) for any period of four consecutive fiscal quarters of not less than 2.75 to 1.
The New Credit Facility includes customary events of default and other provisions that could require all amounts due thereunder to become immediately due and payable, either automatically or at the option of the lenders, if the Company fails to comply with the terms of the New Credit Facility or if other customary events occur. The New Credit Facility does not contain any terms that could accelerate the payment of it as a result of a credit rating change.
Senior Credit Facility — Other Terms and Conditions. At September 30, 2018, our senior credit facility required that we maintain financial ratios equal to or better than the following consolidated net leverage ratio (consolidated indebtedness plus, without duplication, the domestic receivable program amount, net of unrestricted cash and cash equivalents up to $250 million, divided by consolidated EBITDA, each as defined in the senior credit facility agreement), and consolidated interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined in the senior credit facility agreement) at the end of each period indicated. Failure to maintain these ratios will result in a default under our senior credit facility. The financial ratios required under the senior credit facility outstanding as of September 30, 2018 and the actual ratios we achieved for the third quarter of 2018, are as follows:

	Quarter Ended
	September 30, 2018
	Required	Actual
Leverage Ratio (maximum)	3.50	2.05
Interest Coverage Ratio (minimum)	2.75	10.05
At September 30, 2018, the senior credit facility included a maximum leverage ratio covenant of 3.50 and a minimum interest coverage ratio of 2.75, in each case through May 12, 2022. The senior credit facility provided us with the flexibility not to exclude certain otherwise excludable charges incurred in any relevant period from the calculation of the leverage and interest coverage ratios for such period. As of September 30, 2018, we elected not to exclude a total of $106 million of excludable charges. Had these charges been excluded, the leverage ratio and the interest coverage ratio would have been 1.68 and 12.31, respectively, as of September 30, 2018.
As of September 30, 2018, the covenants in our senior credit facility agreement generally prohibit us from repaying or refinancing our senior notes. So long as no default existed, we would, however, under our senior credit facility agreement, be permitted to repay or refinance our senior notes (i) with the net cash proceeds of permitted refinancing indebtedness (as defined in the senior credit facility agreement) or with the net cash proceeds of our common stock, in each case issued within 180 days prior to such repayment; (ii) with the net cash proceeds of the incremental facilities (as defined in the senior credit facility agreement) and certain indebtedness incurred by our foreign subsidiaries; (iii) with the proceeds of the revolving loans (as defined in the senior credit facility agreement); (iv) with the cash generated by our operations; (v) in an amount equal to the net cash proceeds of qualified capital stock (as defined in the senior credit facility agreement) issued by us after May 12, 2017; and (vi) in exchange for permitted refinancing indebtedness or in exchange for shares of our common stock; provided that such purchases are capped as follows (with respect to clauses (iii), (iv) and (v) based on a pro forma consolidated leverage ratio after giving effect to such purchase, cancellation or redemption):

Pro forma Consolidated Leverage Ratio	Aggregate Senior Note Maximum Amount
(Millions)
Greater than or equal to 3.25x	$20
Greater than or equal to 3.0x	$100
Greater than or equal to 2.5x	$225
Less than 2.5x	no limit

Although the senior credit facility agreement permitted us to repay or refinance our senior notes under the conditions described above, any repayment or refinancing of our outstanding notes would be subject to market conditions and either the voluntary participation of note holders or our ability to redeem the notes under the terms of the applicable note indenture. For example, while the senior credit facility agreement allowed us to repay our outstanding notes via a direct exchange of the notes for either permitted refinancing indebtedness or for shares of our common stock, we do not, under the terms of the agreements governing our outstanding notes, have the right to refinance the notes via any type of direct exchange.
The senior credit facility agreement also contained other restrictions on our operations that are customary for similar facilities, including limitations on: (i) incurring additional liens; (ii) sale and leaseback transactions (except for the permitted transactions as described in the senior credit facility agreement); (iii) liquidations and dissolutions; (iv) incurring additional indebtedness or guarantees; (v) investments and acquisitions; (vi) dividends and share repurchases; (vii) mergers and consolidations; (viii) disposition of assets; and (ix) refinancing of the senior notes. Compliance with these requirements and restrictions was a condition for any incremental borrowings under the senior credit facility agreement and failure to meet these requirements enables the lenders to require repayment of any outstanding loans.
At September 30, 2018, of the $1.6 billion available under the revolving credit facility, we had unused borrowing capacity of $1,393 million with $207 million in outstanding borrowings and no outstanding letters of credit. We monitor market conditions with respect to the potential refinancing of our outstanding debt obligations, including our senior secured credit facility and senior notes. Depending on market and other conditions, we may seek to refinance our debt obligations from time to time. We cannot make any assurance, however, that any refinancing will be completed.
As of September 30, 2018, we were in compliance with all of our financial covenants.
Accounts Receivable Securitization and Factoring Programs. We securitize or factor some of our accounts receivable on a limited recourse basis in the U.S. and Europe. As a servicer under these accounts receivable securitization and factoring programs, we are responsible for performing all accounts receivable administration functions for these securitized and factored financial assets including collections and processing of customer invoice adjustments. In the U.S., we have an accounts receivable securitization program with three commercial banks comprised of a first priority facility and a second priority facility. We securitize original equipment and aftermarket receivables on a daily basis under the bank program. In April 2017, the U.S. program was amended and extended to April 30, 2019. The first priority facility provides financing of up to $155 million and the second priority facility, which is subordinated to the first priority facility, provides up to an additional $25 million of financing. Both facilities monetize accounts receivable generated in the U.S. that meet certain eligibility requirements, and the second priority facility also monetizes certain accounts receivable generated in the U.S. that would otherwise be ineligible under the first priority securitization facility. The amount of outstanding third-party investments in our securitized accounts receivable under the U.S. program was $180 million and $30 million, recorded in short-term debt, at September 30, 2018 and December 31, 2017, respectively.
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
On December 14, 2017, we entered into a new accounts receivable factoring program in the U.S. with a commercial bank. Under this program, we sell receivables from one of our U.S. OE customers at a rate that is favorable versus our senior credit facility. This arrangement is uncommitted and provides for cancellation by the commercial bank with no less than 30 days prior written notice. The amount of outstanding third-party investments in our accounts receivable sold under this program was $152 million and $107 million at September 30, 2018 and December 31, 2017, respectively.
We also factor receivables in our European operations with regional banks in Europe under various separate facilities. The commitments for these arrangements are generally for one year, but some may be cancelled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon notification. The amount of outstanding third-party investments in our accounts receivable sold under programs in Europe was $189 million and $218 million at September 30, 2018 and December 31, 2017, respectively. Certain programs in Europe have deferred purchase price arrangements with the banks. We received cash to settle the deferred purchase price for $36 million and $28 million in the three month periods ended September 30, 2018 and 2017, respectively, and $102 million and $77 million for the nine month periods ended September 30, 2018 and 2017, respectively. The cash received to settle the deferred purchase price of factored receivables is included as part of our investing activities in the condensed consolidated statements of cash flows.

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
In one of our U.S. accounts receivable securitization programs, we transfer a partial interest in a pool of receivables and the interest that we retain is subordinate to the transferred interest. Accordingly, we account for our U.S. securitization program as a secured borrowing. In one U.S. program and our European accounts receivable factoring programs, we transfer accounts receivables to the acquiring entities and satisfy all of the conditions established under ASC Topic 860, “Transfers and Servicing,” to report the transfer of financial assets as a sale. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under the U.S. and European factoring programs approximates the fair value of such receivables. We recognized $1 million interest expense in each of the three month periods ended September 30, 2018 and 2017, and $4 million and $3 million in the nine month periods ended September 30, 2018 and 2017, relating to our U.S. securitization program. In addition, we recognized a loss of $2 million in each of the three month periods ended September 30, 2018 and 2017, respectively, and $5 million and $4 million in the nine month periods ended September 30, 2018 and 2017, respectively, on the sale of trade accounts receivable in our U.S. and European accounts receivable factoring programs, representing the discount from book values at which these receivables were sold to our banks. The discount rate varies based on funding costs incurred by our banks, which averaged approximately 2% during both the first nine months of 2018 and 2017, respectively, for the European programs and 3% and during both the first nine months of 2018 and 2017, respectively, for the US program.
Financial Instruments. In certain instances, several of our Chinese subsidiaries receive payment from customers through the receipt of financial instruments on the date the customer payments are due. Several of our Chinese subsidiaries also satisfy vendor payments through the delivery of financial instruments on the date the payments are due. Financial instruments issued to satisfy vendor payables and not redeemed totaled $12 million and $11 million at September 30, 2018 and December 31, 2017, respectively, and were classified as notes payable recorded in short-term debt. Financial instruments received from OE customers and not redeemed totaled $27 million and $10 million at September 30, 2018 and December 31, 2017, respectively, and were classified as other current assets. We classify financial instruments received from our customers as other current assets, recorded in prepayments and other, if issued by a financial institution of our customers or as customer notes and accounts, net if issued by our customer.
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
Supply Chain Financing. Certain of our suppliers in the U.S. participate in a supply chain financing programs under which they securitize their accounts receivables from the Company. Financial institutions participate in the supply chain financing program on an uncommitted basis and can cease purchasing receivables from the Company's suppliers at any time. If the financial institutions did not continue to purchase receivables from the Company's suppliers under these programs, the participating vendors may have a need to renegotiate their payment terms with the Company which in turn would cause our borrowings under our revolving credit facility to increase.
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
In managing our foreign currency exposures, we identify and then hedge exposures by creating offsetting intercompany exposures or through third-party derivative contracts. The fair value of our foreign currency forward contracts was a net liability position of less than $1 million at September 30, 2018 and is based on an internally developed model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. The following table summarizes by major currency the notional amounts for our foreign currency forward purchase and sale contracts as of September 30, 2018. All contracts in the following table mature in 2018.

		September 30, 2018
		Notional Amount in Foreign Currency
		(Millions)
Canadian dollars	—Sell	(2)
Chinese yuan	—Purchase	4
U.S. dollars	—Purchase	1
Interest Rate Risk
Our financial instruments that are sensitive to market risk for changes in interest rates are primarily our debt securities. We use our revolving credit facility to finance our short-term and long-term capital requirements. We pay a current market rate of interest on these borrowings. Our long-term capital requirements have been financed with long-term debt with original maturity dates ranging from five to ten years. On September 30, 2018, we had $736 million of principal amounts in long-term debt obligations that have fixed interest rates. Of that amount, $500 million is fixed through July 2026, $225 million is fixed through December 2024, and the remainder is fixed through 2025. We also had $585 million of principal amounts in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” earlier in this Management’s Discussion and Analysis.
We estimate that the fair value of our long-term debt at September 30, 2018 was about 96 percent of its book value. A one percentage point increase or decrease in interest rates related to our variable interest rate debt would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $8 million.
Equity Prices
We also utilize an equity swap arrangement to offset changes in liabilities related to the equity market risks of our arrangements for deferred compensation and restricted stock unit awards. Gain or losses from changes in fair value of these equity swaps are generally offset by the losses or gains on the related liabilities. In 2017, we entered into an equity swap agreement with a financial institution. We selectively use cash-settled share swaps to reduce market risk associated with our deferred liabilities. These equity compensation liabilities increase as our stock price increases and decrease as our stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing us to fix a portion of the liabilities at a stated amount. As of September 30, 2018, we had hedged the deferred liability related to approximately 250,000 common share equivalents.

Environmental Matters, Legal Proceedings and Product Warranties
Note 8, Environmental Matters, Legal Proceedings and Product Warranties, in our condensed consolidated financial statements located in Part I Item 1 of this Form 10-Q is incorporated herein by reference.

Tenneco 401(K) Retirement Savings Plan
Effective January 1, 2012, the Tenneco Employee Stock Ownership Plan for Hourly Employees and the Tenneco Employee Stock Ownership Plan for Salaried Employees were merged into one plan called the Tenneco 401(k) Retirement Savings Plan (the “Retirement Savings Plan”). Under the plan, subject to limitations in the Internal Revenue Code, participants may elect to defer up to 75 percent of their salary through contributions to the plan, which are invested in selected mutual funds or used to buy our common stock. We match 100 percent of an employee's contributions up to three percent of the employee's salary and 50 percent of an employee's contributions that are between three percent and five percent of the employee's salary. In connection with freezing the defined benefit pension plans for nearly all U.S. based salaried and non-union hourly employees effective December 31, 2006, and the related replacement of those defined benefit plans with defined contribution plans, we are making additional contributions to the Retirement Savings Plan. We recorded expense for these contributions of approximately $24 million and $22 million for the nine month periods ended September 30, 2018 and 2017, respectively. Matching contributions vest immediately. Defined benefit replacement contributions fully vest on the employee’s third anniversary of employment.

Other Financial Information
The interim financial information included in this Quarterly Report on Form 10-Q for the periods ended
September 30, 2018 and 2017 has not been audited by PricewaterhouseCoopers LLP (“PwC”). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Readers should restrict reliance on PwC’s reports on such information accordingly. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its reports on interim financial information, because such reports do not constitute “reports” or “parts” of registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information regarding our exposure to interest rate risk and foreign currency exchange rate risk, see the caption entitled “Derivative Financial Instruments” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated herein by reference.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the quarter covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness in our internal control over financial reporting previously identified and described more fully under Item 9A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, the Company’s disclosure controls and procedures were not effective as of September 30, 2018 to ensure that information required to be disclosed by our Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.
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
Under the oversight of the Audit Committee and as part of our commitment to strengthening our internal control over financial reporting, we implemented a number of actions during the second half of 2017, including (i) strengthening the China accounting staff with personnel who have significant experience in U.S. and international financial reporting; (ii) providing additional training for China accounting and purchasing personnel; and (iii) augmenting the process with additional oversight from qualified personnel in the U.S. and Europe. Oversight activities have revealed the need for increased frequency in communication and additional transparency in the monitoring mechanisms put in place. Accordingly, we concluded that this material weakness had not yet been remediated as of September 30, 2018.
We will continue to monitor the effectiveness of these and other processes, procedures and controls and make any further changes management determines appropriate.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
Note 8, Environmental Matters, Legal Proceedings and Product Warranties, in our condensed consolidated financial statements located in Part I Item 1 of this Form 10-Q is incorporated herein by reference.
ITEM 1A.RISK FACTORS
We are exposed to certain risks and uncertainties that could have a material adverse impact on our business, financial condition and operating results. On April 10, 2018, we entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”), pursuant to which we acquired (the “Acquisition”) Federal-Mogul LLC ("Federal-Mogul") on October 1, 2018.
The risk factors set forth herein relate primarily to the Acquisition, the nature of Federal Mogul's operations and our planned Spin-off (defined below).
Except for the addition of the risk factors below, there have been no other material changes to the Risk Factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The risks described herein or in our Annual Report on Form 10-K are not the only risks facing us. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor to assess the impact such risk factors might have on our business, financial condition and operating results, or the extent to which any such risk factor or combination of risk factors may impact our business, financial condition and operating results.
Changes in tax law or trade agreements and new or changed tariffs could have a material adverse effect on the Company.
Changes in U.S. political, regulatory and economic conditions and/or changes in laws and policies governing U.S. tax laws, foreign trade (including trade agreements and tariffs), manufacturing, and development and investment in the territories and countries where the Company or its customers operate could adversely affect its operating results and business.
For example, on December 22, 2017, the U.S. President signed into law new legislation that significantly revises the U.S. income tax code. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including the reduction of the corporate income tax rate from a top marginal rate of 35% to a flat rate of 21%, a one-time transition tax on offshore earnings at reduced tax rates regardless of whether the earnings are repatriated, elimination of U.S. tax on foreign dividends (subject to certain important exceptions), new taxes on certain foreign earnings, a new minimum tax related to payments to foreign subsidiaries and affiliates, immediate deductions for certain new investments as opposed to deductions for depreciation expense over time, and the modification or repeal of many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and the Company’s financial performance could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the new law and whether foreign countries will react by adopting tax legislation or take other actions that could adversely affect the Company’s business.
In addition, the United States, Mexico and Canada have renegotiated the North American Free Trade Agreement. The revised agreement, the US-Mexico-Canada Agreement ("USMCA"), contains new and revised provisions that alter the prior rules governing when imports and exports of autos and auto parts are eligible for duty-free treatment. Generally these new rules require a higher percentage of the overall content of the auto or autopart to originate in one of the USMCA's countries (the U.S., Mexico or Canada). The U.S. Congress must approve the USMCA provisions before they can become effective. The Company’s manufacturing facilities in the U.S. and Mexico are dependent on duty-free trade within the NAFTA region. The Company has significant imports into the U.S., and the imposition of customs duties on these imports could negatively impact its financial performance.
Moreover, in March 2018, the Trump Administration imposed a 25% ad valorem tariff on certain steel imports and a 10% ad valorem tariff on certain aluminum imports. There was a short exemption period from the steel and aluminum tariffs for Canada, Mexico and the European Union, which ended on June 1, 2018. As a result of the tariffs, Canada, Mexico and the European Union may take retaliatory actions with respect to U.S. imports in their countries, which could adversely affect the Company’s business, financial condition or results of operations.
In addition, on three separate occasions in 2018, the Trump Administration imposed additional tariffs on products from China. Specifically, on July 6, 2018, an additional 25% ad valorem tariff was imposed on certain imports from China. On August 23, 2018, an additional group of Chinese imports were hit with an additional 25% ad valorem tariff, and finally on October 1, 2018, a third group of Chinese imports were hit with an additional 10% ad valorem tariff (set to increase to 25% on January 1, 2019, if no resolution is reached with China by that date). The Administration has signaled that additional Chinese products may be targeted with additional tariffs later in 2018 or in 2019. China has retaliated with tariffs on certain U.S. imports.

The imposition of the steel and aluminum tariffs, or any future imposition of tariffs or duties, is expected to have a pervasive impact on the metals market in which the Company operates and could result in a decrease in imports and higher prices for those imports which are sold into the U.S. When the Company buys metals internationally, it may be unable to pass through the higher costs to its customers, which could adversely impact its financial condition and operating results. In addition, a decrease in imports could cause a disruption or shortage in the availability of the raw materials that the Company buys, which could limit its ability to meet customer demand or purchase material at competitive prices. This could cause the Company to lose sales, incur additional costs, or suffer harm to its reputation, all of which may adversely affect operating results.
Further, in May 2018, the Trump Administration announced that it is considering potential additional tariffs to be imposed on imported automobiles and automotive parts. Certain aspects of our business depend on the importation of automotive parts from outside of the U.S. If these or other similar tariffs are imposed, the Company’s business and results of operations could be materially adversely affected.
The Company's pension obligations and other postretirement benefits assumed as a result of the Acquisition could adversely affect the Company’s operating margins and cash flows.
Following completion of the Acquisition, pension and other postretirement benefit obligations have increased. The automotive industry, like other industries, continues to be affected by the rising cost of providing pension and other postretirement benefits. In addition, the Company sponsors certain defined benefit plans worldwide that are underfunded and will require cash payments. If the performance of the assets in the pension plans does not meet the Company’s expectations, or other actuarial assumptions are modified, the Company’s required contributions may be higher than it expects.
The Company’s hedging activities to address commodity price fluctuations may not be successful in offsetting future increases in those costs or may reduce or eliminate the benefits of any decreases in those costs.
In order to mitigate short-term variation in operating results due to the aforementioned commodity price fluctuations, Federal Mogul hedged a portion of near-term exposure to certain raw materials used in production processes, primarily copper, nickel, tin, zinc, high-grade aluminum and aluminum alloy. The results of this hedging practice could be positive, neutral or negative in any period depending on price changes in the hedged exposures.
The Company’s hedging activities are not designed to mitigate long-term commodity price fluctuations and, therefore, will not protect from long-term commodity price increases. The Company’s future hedging positions may not correlate to actual raw materials costs, which would cause acceleration in the recognition of unrealized gains and losses on hedging positions in operating results.
The Company’s level of debt, which increased in amount and percentage of floating rate debt as a result of the Acquisition, makes us more sensitive to the effects of economic downturns; and provisions in our debt agreements could constrain our ability to react to changes in the economy or our industry.
Our leverage increased as a result of the Acquisition. Upon consummation of the Acquisition, we had approximately $3.4 billion of indebtedness outstanding under our new senior credit facility, $2.0 billion of outstanding notes and approximately $300 million of other debt. In addition, as a result of the Acquisition we have increased exposure to interest rate fluctuations because our percentage of floating rate debt went from 63 percent to 69 percent.
Our level of debt makes us more vulnerable to changes in our results of operations because a significant portion of our cash flow from operations is dedicated to servicing our debt and is not available for other purposes and our level of debt could impair our ability to raise additional capital if necessary. Further increases in interest rates will increase the amount of cash required for debt service. Under the terms of our existing senior secured credit facility, the indentures governing our notes and the agreements governing our other indebtedness, we are able to incur significant additional indebtedness in the future. The more we become leveraged, the more we, and in turn our security holders, become exposed to many of the risks described herein.
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
In addition, our senior credit facility and our other debt agreements contain covenants that limit our flexibility in planning for or reacting to changes in our business and our industry, including limitations on our ability to:

•	declare dividends or redeem or repurchase capital stock;

•	prepay, redeem or purchase other debt;

•	incur liens;

•	make loans, guarantees, acquisitions and investments;

•	incur additional indebtedness;

•	amend or otherwise alter debt and other material agreements;

•	engage in mergers, acquisitions or asset sales; and

•	engage in transactions with affiliates.
Risks Relating to the Transaction
We may fail to realize all of the anticipated benefits of the Acquisition or those benefits may take longer to realize than expected. We and, following the Spin-off, each separate company may also encounter significant difficulties in integrating the business of Federal-Mogul.
The success of the transaction will depend, in part, on our ability (and the ability of each separate company following the Spin-off) (defined below) to realize the anticipated benefits of the Acquisition and Spin-off (the “Transaction”) and on our (and each separate company’s) ability to integrate Federal-Mogul’s business in an effective and efficient manner, which is a complex, costly and time-consuming process. The integration process may disrupt business and, if we are unable to successfully integrate Federal-Mogul’s business, we (and each separate company) could fail to realize the anticipated benefits of the Transaction. The failure to meet the challenges involved in the integration process and realize the anticipated benefits of the Transaction could cause an interruption of, or a loss of momentum in, our operations and could have a material adverse effect on our (and each separate company’s) business, financial condition and results of operations.
In addition, the integration of Federal-Mogul may result in material unanticipated challenges, expenses, liabilities, competitive responses and loss of customers and other business relationships. Additional integration challenges include:

•	diversion of management’s attention to integration matters;

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the Transaction;

•	difficulties in the integration of operations and systems;

•	difficulties in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures;

•	difficulties in the assimilation of employees;

•	difficulties in managing the expanded operations of a significantly larger and more complex company;

•	challenges in attracting and retaining key personnel;

•	the impact of potential liabilities the Company may be inheriting from Federal-Mogul; and

•	coordinating a geographically dispersed organization.
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
Our current stockholders may have reduced ownership and voting interests following the exercise of certain rights under the Purchase Agreement and exercise less influence over management.
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
The market price of our Class A Common Stock may be affected by factors different from those affecting the shares of our Common Stock prior to the completion of the Acquisition.
Our historical business differs from that of Federal-Mogul. Accordingly, our results of operations and the market price of our Common Stock following the completion of the Acquisition may be affected by factors that differ from those that previously affected the independent results of operations of each of Tenneco and Federal-Mogul and the market price of our existing common stock prior to the completion of the Acquisition.
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
The pendency of the Spin-Off and impact of the Transaction could adversely affect our business, financial results and operations.
The announcement and pendency of the Spin-Off could cause disruptions and create uncertainty surrounding our business and affect our relationships with our customers, suppliers and employees.
As a result of the Transaction, some customers, suppliers or strategic partners may terminate their business relationship with us. Potential customers, suppliers or strategic partners may delay entering into, or decide not to enter into, a business relationship with us because of the Transaction. If customer or supplier relationships or strategic alliances are adversely affected by the Transaction, our (and each separate company’s after the Spin-Off) business, financial condition and results of operations following the Acquisition or Spin-Off could be adversely affected.
We are dependent on the experience and industry knowledge of our officers and other key employees to execute our business plans. Our success after and in implementing the Transaction depends in part upon the ability to retain key management personnel and other key employees. Current and prospective employees of the Company may experience uncertainty about their roles with the combined company following the Acquisition or either separate company following the Spin-Off, or concerns regarding operations following the Transaction, any of which may have an adverse effect on the ability to attract or retain key management and other key personnel. Accordingly, no assurance can be given that we (or each separate company after the Spin-Off) will be able to attract or retain key management personnel and other key employees following the Transaction to the extent that we have previously been able to attract or retain such employees.
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

The combined company prior to the Spin-Off and, if the Spin-Off is completed, each separate company following the Spin-Off may underperform relative to our expectations.
Following completion of the Transaction, the combined company or each separate company may not be able to maintain the growth rate, levels of revenue, earnings or operating efficiency that we and Federal-Mogul have achieved or might achieve separately. The failure to do so could have a material adverse effect on our business, financial condition and results of operations or, following the Spin-Off, the business, financial condition and results of operations of each separate company.
We have incurred, and will continue to incur, significant transaction costs in connection with the Transaction that could adversely affect our results of operations.
We have incurred, and will continue to incur, significant costs in connection with integrating the business and operations of Federal-Mogul with our business and operations and effectuating the Spin-Off. We may also incur additional unanticipated costs in the separation processes. These could adversely affect our business, financial condition and results of operations, or the business, financial condition and results of operations of each company following the Spin-Off, in the period in which such expenses are recorded, or the cash flows, in the period in which any related costs are actually paid.
Furthermore, we and each company following the Spin-Off may incur material restructuring charges in connection with integration activities or the Spin-Off, which may adversely affect operating results for the period in which such expenses are recorded, or cash flows in the period in which any related costs are actually paid.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) Not applicable.
(c) Purchase of equity securities by the issuer and affiliated purchasers. The following table provides information relating to our purchase of shares of our common stock in the third quarter of 2018. These purchases reflect shares withheld upon vesting of restricted stock for tax withholding obligations. We generally intend to continue to satisfy tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares.
In January 2015, our Board of Directors approved a share repurchase program, authorizing our company to repurchase up to $350 million of our outstanding common stock over a three year period. In October 2015, our Board of Directors expanded this share repurchase program, authorizing the repurchase of an additional $200 million of the Company's outstanding common stock. In February 2017, our Board of Directors authorized the repurchase of up to $400 million of the Company's outstanding common stock over the next three years, including $112 million that remained authorized under earlier repurchase programs. The Company anticipates acquiring the shares through open market or privately negotiated transactions, which will be funded through cash from operations. The repurchase program does not obligate the Company to repurchase shares within any specific time or situations, and opportunities in higher priority areas could affect the cadence of this program. We did not repurchase any shares through this program in the nine months ended September 30, 2018. Since we announced the share repurchase program in January 2015, we have repurchased 11.3 million shares for $607 million through September 30, 2018.

Period	Total Number of Shares Purchased (1)	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares That May Yet be Purchased Under These Plans or Programs (Millions)
July 2018	401	$44.29	—	$231
August 2018	12	42.79	—	231
September 2018	155	46.42	—	231
Total	568	$44.84	—	$231

(1)	Shares withheld upon vesting of restricted stock in the third quarter of 2018.

INDEX TO EXHIBITS
TO
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2018

Exhibit Number		Description

10.1	—
Amended and Restated Tenneco Inc. 2006 Long-Term Incentive Plan adopted September 12, 2018 (incorporated by reference to Annex D of the registrant’s definitive Proxy Statement dated August 2, 2018,  File No. 1-12387).

*10.2	—	Addendum, dated July 20, 2018, to Offer Letter to Brian J. Kesseler dated January 6, 2015.

*10.3	—	Offer Letter to Roger Wood dated July 20, 2018.

*10.4	—	Tenneco Automotive Operating Company Inc. Severance Benefit Plan and Summary Plan Description, effective as of July 20, 2018.

*10.5	—	First Amendment to Tenneco Inc. Excess Benefit Plan, dated October 9, 2018.

*10.6	—	Form of Restricted Stock Unit Agreement under Tenneco Inc. 2006 Long-Term Incentive Plan (Retention Awards).

*15.1	—	Letter of PricewaterhouseCoopers LLP regarding interim financial information.

*31.1	—	Certification of Brian J. Kesseler under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2		Certification of Roger J. Wood under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.3	—	Certification of Jason M. Hollar under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of Brian J. Kesseler, Roger J. Wood and Jason M. Hollar under Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	—	XBRL Instance Document.

*101.SCH	—	XBRL Taxonomy Extension Schema Document.

*101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, Tenneco Inc. has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TENNECO INC.

By:	/s/ AUDREY A. SMITH
Audrey A. Smith
Vice President and Controller
(Principal Accounting Officer)
Dated: November 7, 2018