Form 10-Q
period 2019-03-31
TENNECO INC
filed 2019-05-09
CIK 1024725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
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
Registrant’s telephone number, including area code: (847) 482-5000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑      No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☑      No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐      No  ☑
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Voting Common Stock, par value $0.01 per share	TEN	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
The number of shares of Class A Voting Common Stock, par value $0.01 per share: 57,124,067 shares outstanding as of May 7, 2019. The number of shares of Class B Non-Voting Common Stock, par value $0.01 per share: 23,793,669 shares outstanding as of May 7, 2019.

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

•
changes in consumer demand, prices and our ability to have our products included on top selling vehicles, including any shifts in consumer preferences away from historically higher margin products for our customers and us, to other lower margin vehicles, for which we may or may not have supply arrangements, and the cyclical nature of the global vehicle industry, including the performance of the global aftermarket sector;

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

•	increasing competition from lower cost, private-label products;

•	damage to the reputation of one or more of our leading brands;

•	the effect of improvements in automotive parts on aftermarket demand for some of our products;

•	industrywide strikes, labor disruptions at our facilities or any labor or other economic disruptions at any of our significant customers or suppliers or any of our customers’ other suppliers;

•	developments relating to our intellectual property, including our ability to changes in technology;

•	costs related to product warranties and other customer satisfaction actions;

•
the failure or breach of our information technology systems, including the consequences of any misappropriation, exposure or corruption of sensitive information stored on such systems and the interruption to our business that such failure or breach may cause;

•	the effect of consolidation among vehicle parts suppliers and customers on our ability to compete in the highly competitive automotive and commercial vehicle supplier industry;

•	changes in distribution channels or competitive conditions in the markets and countries where we operate;

•	the evolution towards autonomous vehicles and car and ride sharing;

•	customer acceptance of new products;

•	our ability to successfully integrate, and benefit from, any acquisitions that we complete;

•	our ability to effectively manage our joint ventures and other third-party relationships;

•	the potential impairment in the carrying value of our long-lived assets, goodwill, other intangible assets or our deferred tax assets;

•
the negative effect of fuel price volatility on transportation and logistics costs, raw material costs, discretionary purchases of vehicles or aftermarket products and demand for off-highway equipment;

•
increases in the costs of raw materials or components, including our ability to successfully reduce the effect of any such cost increases through materials substitutions, cost reduction initiatives, customer recovery and other methods;

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

•
the effect of the extensive, increasing and changing laws and regulations to which we are subject, including environmental laws and regulations, which may result in our incurrence of environmental liabilities in excess of the amount reserved or increased costs or loss of revenues relating to products subject to changing regulation;

•	potential volatility in our effective tax rate;

•
disasters, such as fires, earthquakes and flooding, and any resultant disruptions in the supply or production of goods or services to us or by us, in demand by our customers or in the operation of our system, disaster recovery capabilities or business continuity capabilities;

•
acts of war and/or terrorism, as well as actions taken or to be taken by the United States and other governments as a result of further acts or threats of terrorism, and the effect of these acts on economic, financial and social conditions in the countries where we operate;

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

•
the risk that the transaction may have an adverse effect on existing arrangements with us, including those related to transition, manufacturing and supply services and tax matters, our ability to retain and hire key personnel or our ability to maintain relationships with customers, suppliers or other business partners;

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
The risks included here are not exhaustive. Refer to “Part I, Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018 for further discussion regarding our exposure to risks. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor to assess the effect such risk factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Unless otherwise indicated in this report, the forward-looking statements in this report are made as of the date of this report, and, except as required by law, the Company does not undertake any obligation, and disclaims any obligation, to publicly disclose revisions or updates to any forward-looking statements.

PART I
FINANCIAL INFORMATION

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)
(in millions, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenues
Net sales and operating revenues	$4,484	$2,581

Costs and expenses
Cost of sales	3,864	2,193
Selling, general, and administrative	316	151
Depreciation and amortization	169	60
Engineering, research, and development	92	40
Restructuring charges and asset impairments	24	12
Goodwill impairment charge	60	—
	4,525	2,456
Other expense (income)
Non-service pension and other postretirement benefit costs (credits)	2	3
Equity in (earnings) losses of nonconsolidated affiliates, net of tax	(16)	—
Other expense (income), net	(3)	—
	(17)	3
Earnings (loss) before interest expense, income taxes, and noncontrolling interests	(24)	122
Interest expense	81	23
Earnings (loss) before income taxes and noncontrolling interests	(105)	99
Income tax expense (benefit)	—	25
Net income (loss)	(105)	74
Less: Net income (loss) attributable to noncontrolling interests	12	14
Net income (loss) attributable to Tenneco Inc.	$(117)	$60
Earnings (loss) per share
Basic earnings (loss) per share:
Earnings (loss) per share	$(1.44)	$1.17
Weighted average shares outstanding	80,874,637	51,211,643
Diluted earnings (loss) per share:
Earnings (loss) per share	$(1.44)	$1.17
Weighted average shares outstanding	80,874,637	51,501,643
See accompanying notes to the condensed consolidated financial statements.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$(105)	$74
Other comprehensive income (loss) — net of tax
Foreign currency translation adjustment	35	27
Cash flow hedges	4	—
Defined benefit plans	1	3
	40	30
Comprehensive income (loss)	(65)	104
Less: Comprehensive income (loss) attributable to noncontrolling interests	18	22
Comprehensive income (loss) attributable to common shareholders	$(83)	$82
See accompanying notes to the condensed consolidated financial statements.

TENNECO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except shares)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$357	$697
Restricted cash	6	5
Receivables:
Customer notes and accounts, net	2,738	2,487
Other	105	85
Inventories	2,266	2,245
Prepayments and other current assets	555	590
Total current assets	6,027	6,109
Property, plant and equipment, net	3,519	3,501
Long-term receivables, net	9	10
Goodwill	791	869
Intangibles, net	1,687	1,519
Investments in nonconsolidated affiliates	528	544
Deferred income taxes	471	467
Other assets	584	213
Total assets	$13,616	$13,232
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt, including current maturities of long-term debt	$159	$153
Accounts payable	2,861	2,759
Accrued compensation and employee benefits	363	343
Accrued income taxes	30	64
Accrued expenses and other current liabilities	994	1,001
Total current liabilities	4,407	4,320
Long-term debt	5,417	5,340
Deferred income taxes	110	88
Pension and postretirement benefits	1,138	1,167
Deferred credits and other liabilities	564	263
Commitments and contingencies (Note 13)
Total liabilities	11,636	11,178
Redeemable noncontrolling interests	153	138
Tenneco Inc. shareholders’ equity:
Preferred stock — $0.01 par value; none issued	—	—
Class A voting stock — $0.01 par value; shares issued: March 31, 2019 — 71,750,146 and December 31, 2018 — 71,675,379	1	1
Class B non-voting convertible stock — $0.01 par value; shares issued: March 31, 2019 — 23,793,669 and December 31, 2018 — 23,793,669	—	—
Additional paid-in capital	4,365	4,360
Accumulated other comprehensive loss	(658)	(692)
Accumulated deficit	(1,150)	(1,013)
	2,558	2,656
Shares held as treasury stock — at cost: March 31, 2019 and December 31, 2018 — 14,592,888 shares	(930)	(930)
Total Tenneco Inc. shareholders’ equity	1,628	1,726
Noncontrolling interests	199	190
Total equity	1,827	1,916
Total liabilities, redeemable noncontrolling interests and equity	$13,616	$13,232
See accompanying notes to the condensed consolidated financial statements.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended March 31,
	2019	2018
Operating Activities
Net income (loss)	$(105)	$74
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Goodwill impairment charge	60	—
Depreciation and amortization	169	60
Deferred income taxes	(8)	(1)
Stock-based compensation	7	5
Restructuring charges and asset impairments, net of cash paid	(14)	(4)
Change in pension and other postretirement benefit plans	(17)	—
Equity in earnings of nonconsolidated affiliates	(16)	—
Cash dividends received from nonconsolidated affiliates	15	—
Changes in operating assets and liabilities:
Receivables	(312)	(221)
Inventories	11	(32)
Payables and accrued expenses	157	185
Accrued interest and income taxes	(38)	(4)
Other assets and liabilities	(59)	(62)
Net cash provided (used) by operating activities	(150)	—
Investing Activities
Proceeds from sale of assets	1	2
Net proceeds from sale of business	22	—
Cash payments for property, plant, and equipment	(210)	(89)
Acquisition of business, net of cash acquired	(158)	—
Proceeds from deferred purchase price of factored receivables	60	34
Other	2	—
Net cash used by investing activities	(283)	(53)
Financing Activities
Proceeds from term loans and notes	28	6
Repayments of term loans and notes	(64)	(13)
Borrowings on revolving lines of credit	2,119	1,267
Payments on revolving lines of credit	(1,981)	(1,189)
Issuance (repurchase) of common shares	(2)	(2)
Cash dividends	(20)	(13)
Net increase (decrease) in bank overdrafts	(1)	(4)
Other	(3)	(30)
Distributions to noncontrolling interest partners	(1)	—
Net cash provided (used) by financing activities	75	22
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	19	3
Decrease in cash, cash equivalents and restricted cash	(339)	(28)
Cash, cash equivalents and restricted cash, beginning of period	702	318
Cash, cash equivalents and restricted cash, end of period	$363	$290
Supplemental Cash Flow Information
Cash paid during the period for interest	$74	$23
Cash paid during the period for income taxes, net of refunds	$43	$25
Non-cash Investing Activities
Period end balance of accounts payable for property, plant, and equipment	$101	$55
Deferred purchase price of receivables factored in the period	$58	$37
See accompanying notes to the condensed consolidated financial statements.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

	Tenneco Inc. Shareholders' equity
	$0.01 Par Value Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Tenneco Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2018	$1	$(930)	$4,360	$(1,013)	$(692)	$1,726	$190	$1,916
Net income (loss)	—	—	—	(117)	—	(117)	7	(110)
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustments					29	29	4	33
Derivatives					4	4	—	4
Defined benefit plans					1	1	—	1
Comprehensive income (loss)						(83)	11	(72)
Common stock issued	—	—	5	—	—	5	—	5
Cash dividends ($0.25 per share)	—	—	—	(20)	—	(20)	—	(20)
Purchase accounting measurement period adjustment	—	—	—	—	—	—	(1)	(1)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Balance as of March 31, 2019	$1	$(930)	$4,365	$(1,150)	$(658)	$1,628	$199	$1,827

	Tenneco Inc. Shareholders' equity
	$0.01 Par Value Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Tenneco Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2017	$1	$(930)	$3,112	$(1,009)	$(538)	$636	$46	$682
Net Income (loss)	—	—	—	60	—	60	7	67
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustments					19	19	7	26
Defined benefit plans					3	3	—	3
Comprehensive income (loss)						82	14	96
Adjustments to adopt new accounting standards	—	—	—	(1)	—	(1)	—	(1)
Common stock issued	—	—	3	—	—	3	—	3
Cash dividends ($0.25 per share)	—	—	—	(13)	—	(13)	—	(13)
Balance as of March 31, 2018	$1	$(930)	$3,115	$(963)	$(516)	$707	$60	$767

See accompanying notes to the condensed consolidated financial statements.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in millions, except share and per share amounts, or as otherwise noted)

1. Description of Business

Tenneco Inc. ("Tenneco" or "the Company") was formed under the laws of Delaware in 1996. Tenneco designs, manufactures, and sells products and services for light vehicle, commercial truck, off-highway, industrial, and aftermarket customers. The Company is one of the world's leading manufacturers of clean air, powertrain, and ride performance products and systems, and serves both original equipment manufacturers ("OEM") and replacement markets worldwide.

On January 10, 2019, the Company completed the acquisition of a 90.5% ownership interest in Öhlins Intressenter AB (“Öhlins”, the "Öhlins Acquisition"), a Swedish technology company that develops premium suspension systems and components for the automotive and motorsport industries. On October 1, 2018, the Company completed the acquisition of a 100% ownership interest in Federal-Mogul LLC ("Federal-Mogul Acquisition," and together with the Öhlins Acquisition, the "Acquisitions"), a global supplier of technology and innovation in vehicle and industrial products for fuel economy, emissions reductions, and safety systems.

2. Summary of Significant Accounting Policies

Basis of Presentation — Interim Financial Statements
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments (consisting of normal recurring adjustments) management believes are necessary to fairly state the results of operations, comprehensive income, financial position, changes in shareholders' equity, and cash flows. The Company's management believes the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission on March 18, 2019. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

The Company expects to separate its businesses to form two new, independent publicly traded companies, an Aftermarket and Ride Performance company ("DRiV") and a new Powertrain Technology company ("New Tenneco"). The Company has revised its timing target for the separation of the business and now expects the DRiV spinoff to occur mid-2020. In preparation for the spinoff, the Company began to manage and report its DRiV businesses through two new operating segments, in the first quarter of 2019, as compared to the three operating segments it had previously reported. The DRiV operating segments consist of Motorparts and Ride Performance. The new Motorparts operating segment consists of the previously reported Aftermarket operating segment as well as the aftermarket portion of the previously reported Motorparts operating segment. The Ride Performance operating segment consists of the previously reported Ride Performance operating segment as well as the OE Braking business that was included in the previously reported Motorparts operating segment. As such, prior period operating segment results and related disclosures have been conformed to reflect the Company's current operating segments. The future New Tenneco consists of two existing operating segments, Powertrain and Clean Air. See Note 17, Segment Information.

Redeemable Noncontrolling Interests — The Company has noncontrolling interests with redemption features. These redemption features could require the Company to make an offer to purchase the noncontrolling interests at fair value in the event of a change in control of Tenneco Inc. or certain of its subsidiaries. The redemption of these redeemable noncontrolling interests is not solely within the Company's control. Accordingly, these noncontrolling interests are presented in the temporary equity section of the Company's condensed consolidated balance sheets. The Company does not believe it is probable the redemption features related to these noncontrolling interest securities will be triggered, as a change in control event is generally not probable until it occurs, except as discussed in Note 3, Acquisitions and Divestitures for the redeemable noncontrolling interests from the Acquisitions.

The following is a rollforward of activities in the Company's redeemable noncontrolling interests for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018
Balance at beginning of period	$138	$42
Net income (loss) attributable to redeemable noncontrolling interests	5	7
Other comprehensive income (loss)	2	1
Acquisition and other	16	—
Purchase accounting measurement period adjustment	(8)	—
Balance at end of period	$153	$50

The Company recorded a decrease to the redeemable noncontrolling interests of $8 million from the Federal-Mogul Acquisition, as a result of adjustments made in the measurement period to the preliminary purchase price allocation. The purchase price allocations for the Acquisitions are preliminary and subject to finalization. The Company's current estimates and assumptions may change as a result. See Note 3, Acquisitions and Divestitures for additional information.

Earnings (loss) per share:
Basic earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average shares outstanding during the period. Diluted earnings (loss) per share reflects the weighted average effect of all potentially dilutive securities from the date of issuance. Actual weighted average shares outstanding used in calculating earnings (loss) per share were:

	Three months ended March 31,
	2019	2018
Weighted average shares of common stock outstanding	80,874,637	51,211,643
Effect of dilutive securities:
Restricted stock, PSUs and RSUs	—	216,351
Stock options	—	73,649
Dilutive shares outstanding	80,874,637	51,501,643

For the three months ended March 31, 2019 and 2018, the calculation of diluted earnings (loss) per share excluded 1,714,950 and 174 of share-based awards. The effect of including these securities in the calculation of diluted earnings (loss) per share would have been anti-dilutive.

Revision of Previously Issued Financial Statements
The Company identified an error in the accounting for certain costs capitalized into inventory that did not constitute inventoriable costs in its historical financial statements. The Company also revised for other immaterial errors related to various line items. As a result, certain amounts in the condensed consolidated financial statements have been revised for the three months ended March 31, 2018. These revisions were not material to the previously issued financial statements and are presented in the tables below.

Reclassifications: Certain amounts in the prior years have been aggregated or disaggregated to conform to current year presentation. These reclassifications have no effect on previously reported earnings before income taxes and noncontrolling interests or net income, other comprehensive income (loss), current or total assets, current or total liabilities, and the cash provided (used) by operating, investing or financing activities within the condensed consolidated financial statements.

The following tables present the effect of these reclassifications and revisions for the condensed consolidated financial statement line items adjusted in the affected periods included within this quarterly report:

	Three Months Ended March 31, 2018
	As Reported	Reclasses	As Reclassified	Revisions	As Revised
Condensed consolidated statement of income (loss)
Revenues
Net sales and operating revenues	$2,574	$—	$2,574	$7	$2,581
Costs and expenses
Cost of sales	2,198	(9)	2,189	4	2,193
Selling, general, and administrative	153	(2)	151	—	151
Depreciation and amortization	59	—	59	1	60
Engineering, research, and development	41	(1)	40	—	40
Restructuring charges and asset impairments	—	12	12	—	12
	2,451	—	2,451	5	2,456
Other expense (income)
Loss on sale of receivables	3	(3)	—	—	—
Non-service pension and other postretirement benefit costs (credits)	—	3	3	—	3
Other expense (income), net	3	(3)	—	—	—
	6	(3)	3	—	3
Earnings (loss) before interest expense, income taxes, and noncontrolling interests	117	3	120	2	122
Interest expense	20	3	23	—	23
Earnings (loss) before income taxes and noncontrolling interests	97	—	97	2	99
Income tax expense (benefit)	25		25	—	25
Net income (loss)	72	—	72	2	74
Less: Net income (loss) attributable to noncontrolling interests	14		14	—	14
Net income (loss) attributable to Tenneco Inc.	$58	$—	$58	$2	$60
Earnings (loss) per share
Basic earnings (loss) per share of common stock	$1.13	$—	$1.13	$0.04	$1.17
Diluted earnings (loss) per share of common stock	$1.13	$—	$1.13	$0.04	$1.17

	Three Months Ended March 31, 2018
	As Reported	Reclasses	As Reclassified	Revisions	As Revised
Condensed consolidated statement of comprehensive income (loss)
Net income (loss)	$72	$—	$72	$2	$74
Other comprehensive income (loss)—net of tax
Foreign currency translation adjustment	27	—	27	—	27
Defined benefit plans	3	—	3	—	3
	30	—	30	—	30
Comprehensive income (loss)	102	—	102	2	104
Less: Comprehensive income (loss) attributable to noncontrolling interests	22	—	22	—	22
Comprehensive income (loss) attributable to common shareholders	$80	$—	$80	$2	$82

	Three Months Ended March 31, 2018
	As Reported	Reclasses	As Reclassified	Revisions	As Revised
Condensed consolidated statements of cash flow
Operating Activities
Net income (loss)	$72	$—	$72	$2	$74
Net cash provided by (used by) operating activities	—	—	—	—	—

Investing Activities
Net cash used by investing activities	(53)	—	(53)	—	(53)

Financing Activities
Proceeds from term loans and notes	—	—	—	6	6
Repayments of term loans and notes	—	(6)	(6)	(7)	(13)
Retirement of long-term debt	(6)	6	—	—	—
Borrowings on revolving lines of credit	—	—	—	1,267	1,267
Payments on revolving lines of credit	—	—	—	(1,189)	(1,189)
Net increase (decrease) in revolver borrowings	77	—	77	(77)	—
Issuance (repurchase) of common shares	(2)	—	(2)	—	(2)
Cash dividends	(13)	—	(13)	—	(13)
Net increase (decrease) in bank overdrafts	(4)	—	(4)	—	(4)
Net increase (decrease) in short-term borrowings secured by accounts receivable	(30)	30	—	—	—
Other	—	(30)	(30)	—	(30)
Net cash provided by (used by) financing activities	22	—	22	—	22
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	3	—	3	—	3
Increase (decrease) in cash, cash equivalents and restricted cash	(28)	—	(28)	—	(28)
Cash, cash equivalents and restricted cash, beginning of period	318	—	318	—	318
Cash, cash equivalents and restricted cash, end of period	$290	$—	$290	$—	$290

	Three Months Ended March 31, 2018
	As Reported	Revisions	As Revised
Condensed consolidated statements of changes in shareholders' equity
Accumulated Deficit
Balance January 1	$(946)	$(63)	$(1,009)
Net income (loss) attributable to Tenneco Inc.	58	2	60
Cash dividends declared	(13)	—	(13)
Adjustments to adopt new accounting standards	(1)	—	(1)
Balance March 31	$(902)	$(61)	$(963)
Accumulated Other Comprehensive Income (loss)
Balance January 1	$(541)	$3	$(538)
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustment	19	—	19
Defined benefit plans	3	—	3
Balance March 31	$(519)	$3	$(516)
Total Tenneco Inc. Shareholders' Equity
Balance January 1	$696	$(60)	$636
Net income (loss) attributable to Tenneco Inc.	58	2	60
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustment	19	—	19
Defined benefit plans	3	—	3
Comprehensive income (loss)	80	2	82
Adjustments to adopt new accounting standards	(1)	—	(1)
Cash dividends	(13)	—	(13)
Common Stock Issued	3	—	3
Balance March 31	$765	$(58)	$707
Total Equity
Balance January 1	$742	$(60)	$682
Net income (loss)	65	2	67
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustment	26	—	26
Defined benefit plans	3	—	3
Comprehensive income (loss)	94	2	96
Common Stock Issued	3	—	3
Cash dividends	(13)	—	(13)
Adjustments to adopt new accounting standards	(1)	—	(1)
Balance March 31	$825	$(58)	$767

New Accounting Pronouncements
Adoption of New Accounting Standards
Comprehensive income — In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220). The amendments in this update allow a reclassification from accumulated other comprehensive income (loss) to accumulated deficit for stranded tax effects resulting from the Tax Cuts and Jobs Act ("TCJA"). The Company has elected not to adopt the optional reclassification.

Leases — In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update supersedes the lease requirements in Topic 840, Leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flow arising from a lease. For public business entities, the standard is effective for financial statements issued for annual periods beginning after December 15, 2018, and interim periods within those annual periods. The Company adopted this update on January 1, 2019 using the modified retrospective method without the recasting of comparative periods’ financial information, as permitted by the transition guidance.

The Company adopted the package of practical expedients that allows companies to not reassess and will carry forward historical conclusions related to contracts that contain leases, existing lease classification, and initial direct costs. It elected the land easements practical expedient allowing the Company not to reassess whether existing or expired land easements not accounted for as leases under previous guidance are or contain leases under the new guidance. It also did not adopt the hindsight practical expedient and has also made an accounting policy election to exempt leases with an initial term of twelve months or less from balance sheet recognition. Instead, short-term leases will be expensed over the lease term. As a part of the implementation efforts, the Company reviewed its internal control structure and modified and augmented, as necessary.

Adoption of the new standard resulted in the recording of additional lease assets and lease liabilities of $387 million and $383 million, and a reduction of favorable lease intangibles of $4 million as of January 1, 2019. The standard did not materially affect the Company's condensed consolidated financial position or results of operations and had no effect on cash flows. See Note 14, Leases.

Accounting Standards Issued But Not Yet Adopted
Intangibles — In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The amendments in this update are effective for interim and annual periods for the Company beginning on January 1, 2020, with early adoption permitted. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the potential effect of this new guidance on its financial statements.

Retirement benefits — In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20). The amendments in this update remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. The amendments in this update are effective for fiscal years ending after December 15, 2020 with early adoption permitted. The Company is currently evaluating the potential effect of this new guidance on its financial statements.

Fair value measurements — In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820). The new guidance modifies disclosure requirements related to fair value measurement. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Implementation on a prospective or retrospective basis varies by specific disclosure requirement. Early adoption is permitted. The standard also allows for early adoption of any removed or modified disclosures upon issuance of this ASU while delaying adoption of the additional disclosures until their effective date. The Company is currently evaluating the potential effect of this new guidance on its financial statements.

3. Acquisitions and Divestitures

The preliminary allocation of the purchase price of the assets acquired and liabilities assumed, including the residual amount recognized as goodwill, is based upon estimated information and is subject to change within the measurement period. The measurement period is a period not to exceed one year from the acquisition date during which the Company may adjust estimated or provisional amounts recorded during purchase accounting if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in revised estimated values of those assets or liabilities as of that date. Any adjustments to amounts recorded in purchase accounting that do not qualify as measurement period adjustments are included in earnings in the period identified.

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

Öhlins Intressenter AB Acquisition
The purchase price for the 90.5% ownership interest in Öhlins was $162 million. The remaining 9.5% ownership interest in Öhlins (the “KÖ Interest”) was retained by K Öhlin Holding AB (“Köhlin”). Köhlin has an irrevocable right at any time after the third anniversary of the Öhlins Acquisition to sell the KÖ Interest to the Company. As the redemption of this redeemable noncontrolling interest is not solely within the Company's control, the noncontrolling interest is presented in the temporary equity section of the Company's condensed consolidated balance sheets. The fair value of the KÖ Interest was $17 million and represents its current redemption value at March 31, 2019.

The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the acquisition date:

Cash, cash equivalents and restricted cash	$4
Customer notes and accounts receivable	19
Inventories	31
Prepayments and other current assets	2
Property, plant, and equipment	8
Goodwill	28
Intangibles	135
Other assets	9
Total assets acquired	236

Short-term debt, including current maturities of long-term debt	10
Accounts payable	11
Accrued compensation and employee benefits	12
Deferred income taxes	18
Deferred credits and other liabilities	6
Total liabilities assumed	57
Redeemable noncontrolling interest	17
Net assets acquired	$162

The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the inventory, intangible assets, right of use assets, and deferred income tax assets and liabilities.

Goodwill of $28 million was recognized as part of the acquisition and is reflected in the Ride Performance segment. The goodwill consists of the Company’s expected future economic benefits that will result from the acquisition of Öhlins’ technology, which will allow the Company to more rapidly grow its product offerings for current and future customers, as well as assist the Company in obtaining a larger share of business in developing mobility markets. None of the goodwill is deductible for tax purposes.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

Other intangible assets acquired include the following:

	Estimated Fair Value	Weighted-Average Useful Lives
Definite-lived intangible assets:
Customer platforms and relationships	$39	10 years
Technology rights	41	10 years
Total definite-lived intangible assets	80

Indefinite-lived intangible assets:
Trade names and trademarks	55
Total	$135

The Company recorded a $5 million step-up of inventory to its fair value as of the acquisition date based on the preliminary valuation and recognized $2 million as a non-cash charge to cost of goods sold during the three months ended March 31, 2019 related to the amortization of this step-up, as the acquired inventory was sold. The Company expects to recognize the remaining amortization of the inventory step-up during 2019.

Pro Forma Results
Pro forma results of operations have not been presented because the effects of the Öhlins Acquisition were not material to the Company’s condensed consolidated results of operations.

Acquisition of Federal-Mogul
During the three months ended March 31, 2019, the Company made measurement period adjustments based on further evaluation of available information to facts and circumstances that existed as of the acquisition date.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the acquisition date and the measurement period adjustments made during the three months ended March 31, 2019:

	Initial Allocation	Adjustments	Revised Allocation
Cash, cash equivalents and restricted cash	$277	$—	$277
Customer notes and accounts receivable	1,258	—	1,258
Other receivables	62	—	62
Inventories	1,551	—	1,551
Prepayments and other current assets	198	—	198
Property, plant and equipment	1,711	(28)	1,683
Long-term receivables	48	—	48
Goodwill	825	(46)	779
Intangibles	1,530	71	1,601
Investments in nonconsolidated affiliates	528	(15)	513
Deferred income taxes	166	—	166
Other assets	55	—	55
Total assets acquired	8,209	(18)	8,191

Short-term debt, including current maturities of long-term debt	130	—	130
Accounts payable	957	—	957
Accrued compensation and employee benefits	231	—	231
Accrued income taxes	49	—	49
Accrued expenses and other current liabilities	522	—	522
Long-term debt	1,315	—	1,315
Deferred income taxes	56	—	56
Pension and postretirement benefits	879	—	879
Deferred credits and other liabilities	124	(9)	115
Total liabilities assumed	4,263	(9)	4,254
Redeemable noncontrolling interests	96	(8)	88
Noncontrolling interests	143	(1)	142
Net assets and noncontrolling interests acquired	$3,707	$—	$3,707

The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair value of property, plant and equipment; intangible assets; unconsolidated affiliates; deferred income tax assets and liabilities; redeemable noncontrolling interests; and noncontrolling interests.

Goodwill of $409 million was allocated to the Powertrain segment, $315 million was allocated to the Motorparts segment, and $55 million was allocated to the Ride Performance segment. The goodwill consists of the Company's expected future economic benefits that will arise from expected future product sales and synergies from combining Federal-Mogul with its existing portfolio of products. None of the goodwill is deductible for tax purposes.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

Other intangible assets acquired include the following:

	Estimated Fair Value	Weighted-Average Useful Lives
Definite-lived intangible assets:
Customer platforms and relationships	$978	10 years
Technology rights	68	10 years
Packaged kits know-how	54	10 years
Catalogs	40	10 years
Licensing agreements	64	4.5 years
Land use rights	30	42.8 years
Total definite-lived intangible assets	1,234	10.5 years

Indefinite-lived intangible assets:
Trade names and trademarks	367
Total	$1,601

The Company recorded a $152 million step-up of inventory to its fair value as of the acquisition date based on the preliminary valuation and recognized $41 million as a non-cash charge to cost of goods sold during the three months ended March 31, 2019 related to the amortization of this step-up, as the acquired inventory was sold. The Company recognized $105 million as a non-cash charge to cost of goods sold during the year ended December 31, 2018 and expects to recognize the remaining amortization of the inventory step-up during 2019.

In addition, the Company acquired $83 million in redeemable noncontrolling interests related to a subsidiary from the Federal-Mogul Acquisition. The Company initiated the process to make a tender offer for the shares it does not own due to the change in control in accordance with local regulations triggered by the acquisition. It is probable these shares will become redeemable during 2019 under the tender offer at a price that is representative of fair value and as a result, the noncontrolling interest is presented in the temporary equity section of the Company’s condensed consolidated balance sheets. The carrying amount for this redeemable noncontrolling interest represents its current redemption value at March 31, 2019.

The Company's condensed consolidated statements of income (loss) for the three months ended March 31, 2019 included net sales and operating revenues of $1,906 million and net loss of $39 million associated with the operating results of Federal-Mogul.

Pro Forma Results
The following table summarizes, on a pro forma basis, the combined results of operations of the Company and the Federal-Mogul Acquisition, and the related financing, if the transaction had occurred as of January 1, 2017. The pro forma results are not necessarily indicative of either the actual consolidated results had the Federal-Mogul Acquisition occurred on January 1, 2017 or of future consolidated operating results.

	For the Three Months Ended March 31,
	2019	2018
Net sales and operating revenues	$4,484	$4,680
Earnings (loss) before income taxes and noncontrolling interests	$30	$226
Net income (loss) attributable to Tenneco Inc.	$(70)	$93
Basic earnings (loss) per share of common stock	$(0.87)	$1.16
Diluted earnings (loss) per share of common stock	$(0.87)	$1.16

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

adjustments relating to fair value adjustments to inventory. Pro forma adjustments described above have been tax affected using the Company's effective rate during the respective periods.

Assets Held for Sale
On March 1, 2019, the Company sold its wipers business in the Motorparts segment for a sale price of $29 million, subject to adjustment based on terms of the sale agreement. Proceeds from the sale were $22 million, subject to customary working capital adjustments. Certain assets and liabilities of the business are still classified as held for sale within the condensed consolidated balance sheet as of March 31, 2019 and are expected to transfer in the second half of 2019.

The related assets and liabilities were classified as held for sale as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Assets
Inventories	$3	$33
Other current assets	—	5
Long-lived assets	1	23
Total assets held for sale	$4	$61
Liabilities
Accounts payable	$2	$21
Accrued liabilities	—	7
Other liabilities	1	11
Total liabilities held for sale	$3	$39

4. Restructuring Charges and Asset Impairments, Net

Restructuring and Other Charges
The Company's restructuring activities are undertaken as necessary to execute management's strategy and streamline operations, consolidate and take advantage of available capacity and resources, and ultimately achieve net cost reductions. Restructuring activities include efforts to integrate and rationalize the Company's businesses and to relocate operations to best cost locations.

The Company's restructuring charges consist primarily of employee costs (principally severance and/or termination benefits), and facility closure and other costs.

For the three months ended March 31, 2019 and 2018, restructuring charges, net and asset impairments by segment are as follows:

	Three Months Ended March 31,
	2019	2018
Clean Air	$5	$1
Powertrain	1	—
Ride Performance	13	8
Motorparts	4	3
Corporate	1	—
	$24	$12

During the three months ended March 31, 2019, the Company incurred charges for the following items:

•
The Company incurred $5 million in restructuring and related costs related to the accelerated move of the Beijing Ride Performance plant. The Company anticipates the move to be completed by the second quarter of 2019.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

•
In October 2018, the Company announced a plan to close its Ride Performance plants in Owen Sound, Ontario and Hartwell, Georgia as part of an initiative to realign its manufacturing footprint, to enhance operational efficiency, and respond to changing market conditions and capacity requirements. The Company expects to complete the closure of the two facilities in the second quarter of 2020. The Company recorded charges of $6 million during the first quarter of 2019.

•
The Company incurred $6 million in restructuring and related costs related to a restructuring plan designed to achieve a portion of the synergies the Company anticipates achieving in connection with the Federal-Mogul Acquisition. Pursuant to the plan, the Company will reduce its headcount globally across all segments. The Company began implementing headcount reductions in January 2019 and these actions will continue throughout 2019. The Federal-Mogul Acquisition is discussed further in Note 3, Acquisitions and Divestitures.

•	The Company incurred $3 million restructuring and related costs related to the closing of its Clean Air plant in Rennes, France. The Company anticipates the closure to be completed by the end of 2019.

•	The Company incurred an additional $4 million in restructuring and related costs for cost improvement initiatives at various other operations around the world.

During the three months ended March 31, 2018, the Company incurred charges for the following items:

•	The Company incurred $7 million in restructuring and related costs related to the accelerated move of the Beijing Ride Performance plant.

•	The Company incurred an additional $5 million in restructuring and related costs for cost improvement initiatives at various other operations around the world.

Restructuring Reserve Rollforward
Amounts related to activities that were charges to restructuring reserves, including costs incurred to support future structural cost reductions, by reportable segments are as follows:

	Three months ended March 31, 2019
	Reportable Segments
	Clean Air	Powertrain	Ride Performance	Motorparts	Total Reportable Segments	Corporate	Total
Balance at beginning of period	$17	$15	$25	$43	$100	$3	$103
Provisions	5	1	13	4	23	1	24
Payments	(6)	(3)	(13)	(14)	(36)	(2)	(38)
Balance at end of period	$16	$13	$25	$33	$87	$2	$89

	Three months ended March 31, 2018
	Reportable Segments
	Clean Air	Powertrain	Ride Performance	Motorparts	Total Reportable Segments	Corporate	Total
Balance at beginning of period	$14	$—	$7	$4	$25	$—	$25
Provisions	1	—	8	3	12	—	12
Payments	(5)	—	(9)	(2)	(16)	—	(16)
Balance at end of period	$10	$—	$6	$5	$21	$—	$21

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

The following table provides a summary of the Company's restructuring liabilities and related activity for each type of exit costs:

	Three months ended March 31, 2019			Three months ended March 31, 2018
	Employee Costs	Facility Closure and Other Costs	Total	Employee Costs	Facility Closure and Other Costs	Total
Balance at beginning of period	$98	$5	$103	$19	$6	$25
Provisions	11	13	24	10	2	12
Payments	(25)	(13)	(38)	(13)	(3)	(16)
Balance at end of period	$84	$5	$89	$16	$5	$21

5. Inventories

At March 31, 2019 and December 31, 2018, inventory consists of the following:

	March 31, 2019	December 31, 2018
Finished goods	$1,181	$1,116
Work in process	526	562
Raw materials	450	457
Materials and supplies	109	110
	$2,266	$2,245

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

6. Goodwill and Other Intangible Assets

At March 31, 2019 and December 31, 2018, goodwill consists of the following:

	Three Months Ended March 31, 2019
	Clean Air	Powertrain	Ride Performance	Motorparts	Total
Gross carrying amount at beginning of period	$22	$388	$210	$611	$1,231
Measurement period adjustments	—	21	—	(67)	(46)
Acquisitions	—	—	28	—	28
Gross carrying amount at end of period	22	409	238	544	1,213

Accumulated impairment loss at beginning of period	—	—	(143)	(219)	(362)
Impairment	—	—	(60)	—	(60)
Accumulated impairment loss at end of period	—	—	(203)	(219)	(422)

Net carrying value at end of period	$22	$409	$35	$325	$791

The Öhlins Acquisition resulted in $28 million of goodwill which was included in the Ride Performance segment.

During the three months ended March 31, 2019, the Company made adjustments in the measurement period to the preliminary purchase price allocation for the Federal-Mogul Acquisition which affected the amount of goodwill recognized and a net reduction of $46 million was recorded.

The purchase price allocations for the Acquisitions are preliminary and subject to finalization. The Company's current estimates and assumptions may change as a result. See Note 3, Acquisitions and Divestitures for additional information.

During the three months ended March 31, 2019, the Company performed a review of potential triggering events, including, among other items, its market capitalization levels and the reorganization of its reporting structure, and concluded no events indicated (other than the reorganization of its reporting structure) it was more likely than not the fair values of its reporting units had declined to below their carrying values at March 31, 2019. If the Company’s market capitalization remains depressed for a sustained period of time or declines further, and if such a decline becomes indicative the fair value of the Company’s reporting units have declined to below their carrying values, an interim goodwill impairment test may need to be performed in future periods and may result in a material non-cash goodwill impairment charge.

As noted above, the Company reorganized the reporting structure of its Aftermarket, Ride Performance, and Motorparts segments and the underlying reporting units within those segments. The Company reassigned assets and liabilities (excluding goodwill) to the reporting units affected. Goodwill was then reassigned to the reporting units using a relative fair value approach based on the fair value of the elements transferred and the fair value of the elements remaining within the original reporting units. The Company tested goodwill for impairment on a pre-reorganization basis and determined there was no impairment for the affected reporting units. The Company also performed an impairment analysis on a post-reorganization basis and determined $60 million of goodwill was impaired for two reporting units within its Ride Performance segment, one of which was a full impairment of the goodwill.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

Reporting Units
The Company has nine reporting units that have goodwill at March 31, 2019. The following table categorizes the Company’s goodwill by reporting unit according to the level of excess between the reporting unit’s fair value and carrying value giving effect to the first quarter impairment charges:

	Fair value exceeds
	carrying value	Goodwill
Reporting units 1-6	< 15%	$354
Reporting units 7-9	> 15%	437
		$791

At March 31, 2019 and December 31, 2018, the Company's intangible assets consist of the following:

		March 31, 2019			December 31, 2018
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Customer relationships and platforms	10 years	$1,019	$(50)	$969	$964	$(24)	$940
Customer contract	10 years	8	(6)	2	8	(5)	3
Patents	10 to 17 years	1	(1)	—	1	(1)	—
Technology rights	10 to 30 years	135	(28)	107	98	(27)	71
Packaged kits know-how	10 years	54	(3)	51	36	(1)	35
Catalogs	10 years	40	(2)	38	—	—	—
Licensing agreements	3 to 5 years	63	(7)	56	66	(3)	63
Land use rights	28 to 46 years	45	(2)	43	44	(2)	42
		1,365	(99)	1,266	1,217	(63)	1,154
Indefinite-lived intangible assets:
Trade names and trademarks		421	—	421	365	—	365
Total		$1,786	$(99)	$1,687	$1,582	$(63)	$1,519

The Company recorded definite-lived and indefinite-lived intangible assets of $135 million as a result of the Öhlins Acquisition.

During the three months ended March 31, 2019, the Company made adjustments in the measurement period to the preliminary purchase price allocation for the Federal-Mogul Acquisition which affected the amount of definite-lived and indefinite-lived intangible assets recognized and a net increase of $71 million was recorded.

The purchase price allocations for the Acquisitions are preliminary and subject to finalization. The Company's current estimates and assumptions may change as a result. See Note 3, Acquisitions and Divestitures for additional information.

During the three months ended March 31, 2019 and 2018, amortization expense was $35 million and less than $1 million which is included in "Depreciation and amortization" within the condensed consolidated statements of income (loss).

The expected future amortization expense for the Company's definite-lived intangible assets is as follows:

	2019	2020	2021	2022	2023	2024 and thereafter	Total
Expected amortization expense	$106	$140	$139	$134	$131	$616	$1,266

7. Investment in Nonconsolidated Affiliates

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

The Company has investments in several nonconsolidated affiliates, which are primarily located in China, Korea, Turkey, and the U.S. The Company generally equates control to ownership percentage whereby investments more than 50% owned are consolidated.

The Company's ownership interest in affiliates accounted for under the equity method is as follows:

	March 31, 2019	December 31, 2018
Anqing TP Goetze Piston Ring Company Limited (China)	35.7%	35.7%
Anqing TP Powder Metallurgy Co., Ltd (China)	20.0%	20.0%
Dongsuh Federal-Mogul Industrial Co. Ltd. (Korea)	50.0%	50.0%
Farloc Argentina SAIC Y F (Argentina)	23.9%	23.9%
Federal-Mogul Powertrain Otomotiv A.S. (Turkey)	50.0%	50.0%
Federal-Mogul TP Liner Europe Otomotiv Ltd. Sti. (Turkey)	25.0%	25.0%
Federal-Mogul TP Liners, Inc. (USA)	46.0%	46.0%
Frenos Hidraulicos Automotrices, S.A. de C.V. (Mexico)	49.0%	49.0%
JURID do Brasil Sistemas Automotivos Ltda. (Brazil)	19.9%	19.9%
KB Autosys Co., Ltd. (Korea)	33.6%	33.6%
Montagewerk Abgastechnik Emden GmbH (Germany)	50.0%	50.0%

The Company's investments in its nonconsolidated affiliates at March 31, 2019 and December 31, 2018 are:

	March 31, 2019	December 31, 2018
Investments in nonconsolidated affiliates	$528	$544

The following table represents the activity from the Company's investments in its nonconsolidated affiliates for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Equity earnings (losses) of nonconsolidated affiliates, net of tax	$16	$—
Cash dividends received from nonconsolidated affiliates	$15	$—

During the three months ended March 31, 2019, the Company made adjustments in the measurement period to the preliminary purchase price allocation for the Federal-Mogul Acquisition which resulted in a reduction to the fair value of its investments in nonconsolidated affiliates of $15 million. The purchase price allocation is preliminary and subject to the finalization. The Company's current estimates and assumptions may change as more information becomes available. See Note 3, Acquisitions and Divestitures for additional information.

The following tables present summarized aggregated financial information of the Company's nonconsolidated affiliates for the three months ended March 31, 2019. The amounts represent 100% of the interest in the nonconsolidated affiliates and not the Company's proportionate share:

	Three Months ended March 31, 2019
Statements of Income	Otomotiv A.S.	Anqing TP Goetze	Other	Total
Sales	$91	$39	$125	$255
Gross profit	$21	$16	$23	$60
Income from continuing operations	$19	$11	$13	$43
Net income	$18	$9	$11	$38

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

See Note 18, Related Party Transactions for additional information on balances and transactions with equity method investments.

8. Derivatives and Hedging Activities

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

Market Risks
Foreign Currency Risk — The Company manufactures and sells its products in North America, South America, Asia, Europe, and Africa. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which the Company manufactures and sells its products. The Company generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, the Company considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the U.S. dollar, euro, British pound, Polish zloty, Mexican peso, and Canadian dollar.

Concentrations of Credit Risk — Financial instruments including cash equivalents and derivative contracts expose the Company to counterparty credit risk for non-performance. The Company's counterparties for cash equivalents and derivative contracts are banks and financial institutions that meet the Company's requirement of high credit standing. The Company's counterparties for derivative contracts are substantial investment and commercial banks with significant experience using such derivatives. The Company manages its credit risk through policies requiring minimum credit standing and limiting credit exposure to any one counterparty and through monitoring counterparty credit risks. The Company's concentration of credit risk related to derivative contracts at March 31, 2019 and 2018 is not material.

Other — The Company presents its derivative positions and any related material collateral under master netting agreements on a net basis. For derivatives designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness. Unrealized gains and losses associated with ineffective hedges, determined using the hypothetical derivative method, are recognized in "Cost of sales" in the condensed consolidated statements of income (loss). Derivative gains and losses included in accumulated other comprehensive income (loss) for effective hedges are reclassified into operations upon recognition of the hedged transaction. Derivative gains and losses associated with undesignated hedges are recognized in "Cost of sales" in the condensed consolidated statements of income (loss).

Derivative Instruments
Foreign Currency Forward Contracts — The Company enters into foreign currency forward purchase and sale contracts to mitigate its exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables. In managing its foreign currency exposures, the Company identifies and aggregates existing offsetting positions and then hedges residual exposures through third-party derivative contracts. The gains or losses on these contracts is recognized in "Cost of sales" in the condensed consolidated statements of income (loss). The fair value of foreign currency forward contracts are recorded in "Prepayments and other current assets" or "Accrued expenses and other current liabilities" in the condensed consolidated balance sheets. The fair value of the Company's foreign currency forward contracts was a net asset position of less than $1 million at March 31, 2019 and December 31, 2018.

The following table summarizes by position the notional amounts for foreign currency forward contracts as of March 31, 2019 (all of which mature in 2019):

Notional Amount
Long positions	$(33)
Short positions	$33

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

Cash-Settled Share Swap Transactions — In 2017, the Company entered into an equity swap agreement. The Company selectively uses cash-settled share swaps to reduce market risk associated with its deferred compensation liabilities. These equity deferred compensation liabilities increase as the Company's stock price increases and decrease as the Company's stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount. As of March 31, 2019, the Company had hedged its deferred compensation liability related to approximately 250,000 common share equivalents. The fair value of the equity swap agreement is recorded in "Prepayments and other current assets" in the condensed consolidated balance sheets. The fair value of the Company's equity swap agreement was a net asset position of $3 million at March 31, 2019 and $4 million at December 31, 2018.

Hedging Instruments
Cash Flow Hedges — Commodity Price Risk — The Company’s production processes are dependent upon the supply of certain raw materials that are exposed to price fluctuations on the open market. The primary purpose of the Company’s commodity price forward contract activity is to manage the volatility associated with forecasted purchases for up to eighteen months in the future. The Company monitors its commodity price risk exposures regularly to maximize the overall effectiveness of its commodity forward contracts. Principal raw materials hedged include copper, tin, and zinc. In certain instances within this program, foreign currency forwards may be used in order to match critical terms for commodity exposure.

The Company has designated these contracts as cash flow hedging instruments. The Company records unrecognized gains and losses in other comprehensive income (loss) (“OCI or OCL”) and makes regular reclassifying adjustments into “Cost of sales” within the condensed consolidated statements of income (loss) when the underlying hedged transaction is recognized in earnings. The Company had commodity derivatives outstanding with an equivalent notional amount of $26 million as of March 31, 2019 and $27 million as of December 31, 2018. Substantially all of the commodity price hedge contracts mature within one year.

Net Investment Hedge — Foreign Currency Borrowings — The Company has foreign currency denominated debt, €769 million of which was designated as a net investment hedge in certain foreign subsidiaries and affiliates of the Company. Changes to its carrying value are included in shareholders' equity in the foreign currency translation component of OCL and offset against the translation adjustment on the underlying net assets of those foreign subsidiaries and affiliates, which are also recorded in OCL. The Company’s debt instruments are discussed further in Note 10, Debt and Other Financing Arrangements.

The following table is a summary of the carrying value of derivative and non-derivative instruments designated as hedges as of March 31, 2019:

		Carrying Value
	Balance sheet classification	March 31, 2019	December 31, 2018
Commodity price hedge contracts designated as cash flow hedges	Prepayments and other current assets	$2	$—
Commodity price hedge contracts designated as cash flow hedges	Accrued expenses and other current liabilities	$—	$2
Foreign currency borrowings designated as net investment hedges	Long-term debt	$862	$863

The following table represents the effects before reclassification into net income of derivative and non-derivative instruments designated as hedges in accumulated other comprehensive income (loss) as of March 31, 2019:

Amount of gain (loss) recognized in accumulated OCI or OCL (effective portion):	Three months ended March 31, 2019
Commodity price hedge contracts designated as cash flow hedges	$4
Foreign currency borrowings designated as net investment hedges	$(19)

The Company estimates $4 million included in accumulated OCI or OCL as of March 31, 2019 will be reclassified into earnings within the following 12 months.

9. Fair Value of Financial Instruments

A three-level valuation hierarchy, based upon observable and unobservable inputs, is used for fair value measurements.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents assets and liabilities included in the Company's condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018 that are recognized at fair value on a recurring basis, and indicate the fair value hierarchy utilized to determine such fair value:

		March 31, 2019		December 31, 2018
	Fair value hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Derivative instruments:
Equity swap agreement	Level 2	$3	$3	$4	$4
Commodity contracts	Level 2	$2	$2	$(2)	$(2)

Cash-Settled Share Swap Transactions — The fair value of the equity swap agreement is recorded in "Prepayments and other current assets" in the condensed consolidated balance sheets.

Commodity Contracts — The Company calculates the fair value of its commodity contracts and foreign currency contracts using quoted commodity forward rates and quoted currency forward rates, to calculate forward values, and then discounts the forward values. The discount rates for all derivative contracts are based on quoted bank deposit rates. The fair value of the Company's foreign currency forward contracts was a net asset position of less than $1 million at March 31, 2019 and December 31, 2018.

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

During the three months ended March 31, 2019, the Company reorganized its reporting structure of its Aftermarket, Ride Performance, and Motorparts segments and the underlying reporting units within those segments. The Company tested goodwill for impairment on a pre-reorganization basis and determined there was no impairment for the affected reporting units. The Company also performed an impairment analysis on a post-reorganization basis and determined $60 million of goodwill was impaired for two reporting units within its Ride Performance segment, one of which was a full impairment of the goodwill. See Note 6, Goodwill and Other Intangible Assets.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

Financial Instruments Not Carried at Fair Value
Estimated fair values of the Company's outstanding debt were:

		March 31, 2019		December 31, 2018
	Fair value hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including current maturities):
Term loans and senior notes	Level 2	$5,386	$5,285	$5,307	$5,218

The fair value of the Company's public senior notes and private borrowings under its senior credit facility is based on observable inputs, and its borrowings on the revolving credit facility approximate fair value. The Company also had $104 million and $106 million at March 31, 2019 and December 31, 2018 in other debt whose carrying value approximates fair value, which consists primarily of foreign debt with maturities of one year or less.

Assets and Liabilities Not Carried at Fair Value
The carrying value of cash and cash equivalents, restricted cash, short and long-term receivables, accounts payable, and short-term debt approximates fair value.

10. Debt and Other Financing Arrangements

Long-Term Debt
A summary of our long-term debt obligations at March 31, 2019 and December 31, 2018 is set forth in the following table:

	March 31, 2019		December 31, 2018
	Principal	Carrying Amount (1)	Principal	Carrying Amount (1)
Credit Facilities
Revolver Borrowings
Due 2023	$132	$132	$—	$—
Term Loans
LIBOR plus 1.75% Term Loan A due 2019 through 2023	1,679	1,670	1,700	1,691
LIBOR plus 2.75% Term Loan B due 2019 through 2025	1,696	1,628	1,700	1,629
Senior Unsecured Notes
$225 million of 5.375% Senior Notes due 2024	225	222	225	222
$500 million of 5.000% Senior Notes due 2026	500	493	500	493
Senior Secured Notes
415 million 4.875% Euro Fixed Rate Notes due 2022	466	483	476	496
300 million of Euribor plus 4.875% Euro Floating Rate Notes due 2024	337	341	344	349
350 million of 5.000% Euro Fixed Rate Notes due 2024	393	417	401	427
Other debt, primarily foreign instruments	105	104	108	106
		5,490		5,413
Less - maturities classified as current		73		73
Total long-term debt		$5,417		$5,340
(1) Carrying amount is net of unamortized debt issuance costs and debt discounts or premiums. Total unamortized debt issuance costs were $86 million and $90 million as of March 31, 2019 and December 31, 2018. Total unamortized debt (premium) discount, net was $(45) million and $(49) million as of March 31, 2019 and December 31, 2018.

Term Loans
On October 1, 2018, the Company entered into a new credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and other lenders (the "New Credit Facility") in connection with the Federal-Mogul Acquisition. The New Credit Facility provides $4.9 billion of total debt financing, consisting of a five-year $1.5 billion revolving credit facility, a five-year $1.7

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

billion term loan A facility ("Term Loan A") and a seven-year $1.7 billion term loan B facility ("Term Loan B").

The effective interest rate on the Term Loan A was 4.396% and 6.031% on Term Loan B.

Senior Notes
The Company has outstanding 5.375% senior unsecured notes due December 15, 2024 ("2024 Senior Notes") and 5.000% senior unsecured notes due July 15, 2026 ("2026 Senior Notes" and together with the 2024 Senior Notes, the "Senior Unsecured Notes"). The Company has outstanding 5.000% euro denominated fixed rate notes which are due July 15, 2024 ("5.000% Euro Fixed Rate Notes"), 4.875% euro denominated fixed rate notes due April 15, 2022 ("4.875% Euro Fixed Rate Notes"), and floating rate notes due April 15, 2024 ("Euro Floating Rate Notes", together with the 5.000% Euro Fixed Rate Notes and the 4.875% Euro Fixed Notes, the "Senior Secured Notes").

The Company had availability on its credit facilities as of March 31, 2019 as follows:

	Credit Facilities as of March 31, 2019
	Term	Available(b)
	(in billions)
Tenneco Inc. revolving credit facility (a)	2023	$1.3
Tenneco Inc. Term Loan A	2023	—
Tenneco Inc. Term Loan B	2025	—
Subsidiaries’ credit agreements	2018-2028	0.1
		$1.4

(a)	The Company is required to pay commitment fees under the revolving credit facility on the unused portion of the total commitment.

(b)	Letters of credit reduce the available borrowings under the revolving credit facility, as of March 31, 2019 the revolving credit facility had $20 million in letters of credit outstanding.

Interest expense associated with the amortization of the debt issuance costs and original issue discounts recognized in the Company's condensed consolidated statements of income (loss) consist of the following:

	Three months ended March 31,
	2019	2018
Amortization of debt issuance fees	$5	$1

Included in the table above, is the amortization of debt issuance costs on the revolver, which are $21 million at March 31, 2019 and are recorded in "Prepayments and other current assets" in the condensed consolidated balance sheets. In addition, there was a $3 million reduction to interest expense during the three months ended March 31, 2019 related to the accretion of the debt premium on the Senior Secured Notes.

New Credit Facility — Other Terms and Conditions — The New Credit Facility also contains two financial maintenance covenants for the revolving credit facility and the Term Loan A facility including a requirement to have a consolidated net leverage ratio (as defined in the New Credit Facility) as of the end of each fiscal quarter of not greater than 4.0 to 1 through September 30, 2019, 3.75 to 1 through September 30, 2020 and 3.5 to 1 thereafter; and a requirement to maintain a consolidated interest coverage ratio (as defined in the New Credit Facility) for any period of four consecutive fiscal quarters of not less than 2.75 to 1.

Senior Unsecured Notes and Senior Secured Notes — Other Terms and Conditions — The Senior Unsecured Notes and Senior Secured Notes contain covenants that will, among other things, limit the Company's ability to create liens and enter into sale and leaseback transactions. In addition, the Senior Secured Notes and 2024 Senior Unsecured Notes also require that, as a condition precedent to incurring certain types of indebtedness not otherwise permitted, the Company's consolidated fixed charge coverage ratio, as calculated on a pro forma basis, be greater than 2.00, as well as containing restrictions on its operations, including limitations on: (i) incurring additional indebtedness; (ii) paying dividends; (iii) distributions and stock repurchases; (iv) investments; (v) asset sales and (vi) mergers and consolidations.

Subject to limited exceptions, all of the Company's existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee its Senior Unsecured Notes and Senior Secured Notes on a joint and several basis. There are no

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

significant restrictions on the ability of the subsidiaries that have guaranteed the Company's Senior Notes to make distributions to the Company.

As of March 31, 2019, the Company was in compliance with all of its financial covenants.

Accounts Receivable Securitization and Factoring
On-Balance Sheet Arrangements — The Company has securitization programs for some of its accounts receivable, with limited recourse provisions. Borrowings on these securitization programs, which are recorded in short-term debt, at March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019	December 31, 2018
Borrowings on securitization programs	$3	$6

Off-Balance Sheet Arrangements — In the Company's European and U.S. accounts receivable factoring programs, accounts receivables are transferred in their entirety to the acquiring entities and are accounted for as a sale. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under these factoring programs approximates the fair value of such receivables. Certain programs in Europe have deferred purchase price arrangements with the banks.

The Company is the servicer of the receivables under some of these arrangements and is responsible for performing all accounts receivable administration functions. Where the Company receives a fee to service and monitor these transferred accounts receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not recorded as a result of such activities.

In the U.S and Canada, the Company participates in supply chain financing programs with certain of the Company's aftermarket customers through a drafting program.

The amounts outstanding for these factoring and drafting arrangements as of March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019	December 31, 2018
	(in billions)
Accounts receivable outstanding and derecognized	$1.1	$1.0

The deferred purchase price receivable as of March 31, 2019 and December 31, 2018 is as follows:

	March 31, 2019	December 31, 2018
Deferred purchase price receivable	$58	$154

Proceeds from the factoring of accounts receivable qualifying as sales are as follows:

	Three months ended March 31,
	2019	2018
	(in billions)
Proceeds from factoring qualifying as sales	$1.2	$0.8

Financing charges associated with the factoring of receivables are as follows:

	Three months ended March 31,
	2019	2018
Financing charges on sale of receivables(a)	$8	$3
(a) Amount is included in "Interest expense" in the condensed consolidated statements of income (loss).

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

11. Pension Plans, Postretirement and Other Employee Benefits

The Company sponsors several defined benefit pension plans ("Pension Benefits") and health care and life insurance benefits ("Other Postretirement Benefits", or "OPEB") for certain employees and retirees around the world.

Components of net periodic benefit cost (credit) for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,
	Pension				Other Postretirement Benefits
	2019		2018
	U.S.	Non-U.S.	U.S.	Non-U.S.	2019	2018
Service cost	$1	$6	$—	$3	$—	$—
Interest cost	13	7	3	3	3	2
Expected return on plan assets	(17)	(5)	(4)	(5)	—	—
Net amortization:
Actuarial loss	1	1	1	2	1	1
Prior service cost (credit)	—	—	—	—	(2)	—
Net pension and postretirement costs (credits)	$(2)	$9	$—	$3	$2	$3

Long-term Rate of Return
The weighted-average long-term rate of return on assets for the U.S. pension plans in determining 2019 annual net periodic pension costs (credits) is 6.25%.

12. Income Taxes

For interim tax reporting, the Company estimates its annual effective tax rate and applies it to year-to-date ordinary income. Jurisdictions where no tax benefit can be recognized due to a valuation allowance are excluded from the estimated annual effective tax rate. The effect of including these jurisdictions on the quarterly effective rate calculation could result in a higher or lower effective tax rate during a particular quarter due to the mix and timing of actual earnings versus annual projections. The tax effects of certain items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.

The Company recognized no income tax expense for the three months ended March 31, 2019 and $25 million in the three months ended March 31, 2018. The tax expense recorded in the three months ended March 31, 2019 included a tax benefit of $2 million relating to changes in the toll tax as discussed below.

On December 22, 2017, the Tax Cuts and Jobs Act ("TCJA") was enacted into U.S. law, which, among other provisions, lowered the corporate income tax rate effective January 1, 2018 from 35% to 21%, and implemented significant changes with respect to U.S. tax treatment of earnings originating from outside the U.S. Many of the provisions of TCJA are subject to regulatory interpretation and U.S. state conforming enactments. The Internal Revenue Service (IRS) issued final regulations, effective on February 5, 2019, which provided additional guidance to assist taxpayers in computing the toll tax. Based on the final regulations a $2 million discrete benefit was recorded in income tax expense the three months ended March 31, 2019.

The Company evaluates its deferred tax assets quarterly to determine if valuation allowances are required or should be adjusted. This assessment considers, among other matters, the nature, frequency and amount of recent losses, the duration of statutory carryforward periods, and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified. If recent operational improvements continue in our foreign subsidiaries or if certain restructuring steps are completed as part of the Federal-Mogul Acquisition and anticipated spin-off of DRiV, the Company believes it is reasonably possible sufficient positive evidence may be available to release all, or a portion, of its valuation allowance in the next twelve months in certain jurisdictions. This may result in a one-time tax benefit of up to $51 million, primarily related to Spain, China and Czech Republic.

The Company believes it is reasonably possible up to $11 million in unrecognized tax benefits related to the expiration of foreign statute of limitations and the conclusion of income tax examinations may be recognized within the next twelve months.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

13. Commitments and Contingencies

Environmental Matters
The Company is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates. The Company has been notified by the U.S. Environmental Protection Agency, other national environmental agencies, and various provincial and state agencies it may be a potentially responsible party (“PRP”) under such laws for the cost of remediating hazardous substances pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and other national and state or provincial environmental laws. PRP designation typically requires the funding of site investigations and subsequent remedial activities. Many of the sites that are likely to be the costliest to remediate are often current or former commercial waste disposal facilities to which numerous companies sent wastes. Despite the potential joint and several liability which might be imposed on the Company under CERCLA and some of the other laws pertaining to these sites, its share of the total waste sent to these sites generally has been small. The Company believes its exposure for liability at these sites is not material.

On a global basis, the Company has also identified certain other present and former properties at which it may be responsible for cleaning up or addressing environmental contamination, in some cases as a result of contractual commitments and/or federal or state environmental laws. The Company is seeking to resolve its responsibilities for those sites for which a claim has been received.

The Company expenses or capitalizes, as appropriate, expenditures for ongoing compliance with environmental regulations. As of March 31, 2019, the Company has an obligation to remediate or contribute towards the remediation of certain sites, including the sites discussed above at which it may be a PRP.

The Company maintains the aggregated estimated share of environmental remediation costs for all these sites on a discounted basis in the condensed consolidated balance sheets as follows:

	March 31, 2019	December 31, 2018
Accrued expenses and other current liabilities	$10	$12
Deferred credits and other liabilities	29	28
	$39	$40

For those locations where the liability was discounted, the weighted average discount rate used was 1.7% and 2.9% at March 31, 2019 and December 31, 2018.

The Company's expected payments of environmental remediation costs for non-indemnified locations are estimated to be approximately:

	2019	2020	2021	2022	2023	2024 and thereafter
Expected payments	$8	$6	$3	$2	$2	$17

Based on information known to the Company from site investigations and the professional judgment of consultants, the Company has established reserves it believes are adequate for these costs. Although the Company believes these estimates of remediation costs are reasonable and are based on the latest available information, the costs are estimates, difficult to quantify based on the complexity of the issues, and are subject to revision as more information becomes available about the extent of remediation required. At some sites, the Company expects other parties will contribute to the remediation costs. In addition, certain environmental statutes provide the Company's liability could be joint and several, meaning the Company could be required to pay amounts in excess of its share of remediation costs. The financial strength of the other PRPs at these sites has been considered, where appropriate, in the determination of the estimated liability. The Company does not believe any potential costs associated with its current status as a PRP, or as a liable party at the other locations referenced herein, will be material to its annual consolidated financial position, results of operations, or liquidity.

Asset Retirement Obligations
The Company’s primary asset retirement obligations ("ARO") activities relate to the removal of hazardous building materials at its facilities. The Company records an ARO at fair value upon initial recognition when the amount is probable and can be

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

reasonably estimated. ARO fair values are determined based on the Company’s determination of what a third party would charge to perform the remediation activities, generally using a present value technique.

The Company maintains ARO liabilities in the condensed consolidated balance sheets as follows:

	March 31, 2019	December 31, 2018
Accrued expenses and other current liabilities	$3	$3
Deferred credits and other liabilities	12	12
	$15	$15

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

Additionally, in February 2018, the Company settled civil putative class action litigation in the United States brought by classes of direct purchasers, end-payors and auto dealers. No other classes of plaintiffs have brought claims against the Company in the United States. Based upon those earlier developments, including settlement discussions, The Company established a reserve of $132 million in its second quarter 2017 financial results for settlement costs that were probable, reasonably estimable, and expected to be necessary to resolve its antitrust matters globally, which primarily involves the resolution of civil suits and related claims. Of the $132 million reserve that was established, $79 million was paid through March 31, 2019 resulting in a remaining reserve of $53 million as of March 31, 2019, which is recorded in accrued expenses and other current liabilities in the Company's condensed consolidated balance sheets. While the Company, including its Federal-Mogul subsidiaries, continues to cooperate with certain competition agencies investigating possible violations of antitrust laws relating to products supplied by the Company, and the Company may be subject to other civil lawsuits and/or related claims, no amount of this reserve is attributable to matters with the DOJ or the EC, and no such amount is expected based on current information.

The Company's reserve for its antitrust matters is based upon all currently available information and an assessment of the probability of events for those matters where the Company can make a reasonable estimate of the costs to resolve such outstanding matters. The Company's estimate involves significant judgment, given the number, variety and potential outcomes of actual and potential claims, the uncertainty of future rulings and approvals by a court or other authority, the behavior or incentives of adverse parties or regulatory authorities, and other factors outside of its control. As a result, the Company's reserve may change from time to time, and actual costs may vary. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, the Company does not expect that any such change in the reserve will have a material adverse effect on the Company's annual condensed consolidated financial position, results of operations or liquidity.

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

As major asbestos manufacturers and/or users continue to go out of business or file for bankruptcy, the Company may experience an increased number of these claims. The Company vigorously defends itself against these claims as part of its ordinary course of business. In future periods, the Company could be subject to cash costs or charges to earnings if any of these matters are resolved unfavorably to the Company. To date, with respect to claims that have proceeded sufficiently through the judicial process, the Company has regularly achieved favorable resolutions. Accordingly, the Company presently believes that these asbestos-related claims will not have a material adverse effect on the Company's condensed consolidated financial position, results of operations or liquidity.

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

While the Company vigorously defends itself against all of these legal proceedings, claims and investigations and take other actions to minimize its potential exposure, in future periods, the Company could be subject to cash costs or charges to earnings if any of these matters are resolved on unfavorable terms. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, including the Company's assessment of the merits of the particular claim, except as described above under "Antitrust Investigations", the Company does expect the legal proceedings, claims or investigations currently pending against it will have any material adverse effect on its condensed consolidated financial position, results of operations or liquidity.

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

Below is a table that shows the activity in the warranty accrual accounts:

	Three months ended March 31,
	2019	2018
Balance at beginning of period	$45	$26
Accruals related to product warranties	5	6
Reductions for payments made	(2)	(3)
Foreign currency	—	—
Balance at end of period	$48	$29

14. Leases

The Company has operating and finance leases for real estate and equipment. Generally, the leases have remaining terms of one month to ten years. Leases with an initial term of 12 months or less which do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.

In addition, some leases include options to terminate the lease. The Company generally negotiates these termination clauses in anticipation of any changes in market conditions; however, because a termination option requires approval from management, the Company assumes the majority of its termination options will not be exercised when determining the lease term.

The Company has elected the practical expedient to not separate non-lease components from the lease components to which they relate, and instead account for each separate lease and non-lease component associated with that lease component as a single lease component for all underlying asset classes. Accordingly, all costs associated with a lease contract are accounted for as lease cost. Lease expense is recorded in operating expenses in the results of operations.

Some leasing arrangements require variable payments that are dependent on usage, output, or may vary for other reasons, such as insurance and tax payments. The variable portion of lease payments is not included in the computation of the right of use assets or lease liabilities. Rather, variable payments, other than those dependent upon a market index or rate, are expensed when the obligation for those payments is incurred and are included in lease expense in the results of operations.

The Company does not include significant restrictions or covenants in our lease agreements, and residual value guarantees are generally not included within our operating leases.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

The components of lease cost were as follows:

Three months ended March 31, 2019
Operating lease cost	$33
Short-term lease expense	1
Variable lease cost	8
Total lease cost	$42

Other information related to leases was as follows:

Three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$41

Supplemental balance sheet information related to leases was as follows:

March 31, 2019
Operating leases
Operating lease right-of-use assets (a)	$362

Other current liabilities (b)	$101
Other long-term liabilities (c)	256
Total operating lease liabilities	$357

Finance leases
Property, plant and equipment, gross	$2
Accumulated depreciation	—
Total finance lease right-of-use assets	$2

Other current liabilities (b)	$1
Other long-term liabilities (c)	1
Total finance lease liabilities	$2

(a) Included in "Other assets" in the condensed consolidated balance sheets.
(b) Included in "Accrued expenses and other current liabilities" in the condensed consolidated balance sheets.
(c) Included in "Deferred credits and other liabilities" in the condensed consolidated balance sheets.

	March 31, 2019
	Weighted average remaining lease term	Weighted average discount rate
Operating leases	5.29 years	4.26%
Finance leases	3.23 years	4.85%

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

Maturities of lease liabilities under non-cancellable leases as of March 31, 2019 were as follows:

Year ending December 31	Operating leases	Finance leases
2019 (excluding the three months ended March 31, 2019)	$85	$1
2020	91	1
2021	69	—
2022	48	—
2023	34	—
Thereafter	55	—
Total future undiscounted lease payments	382	2
Less imputed interest	(25)	—
Total reported lease liability	$357	$2

Future minimum operating lease payments at December 31, 2018 are as follows:

2019	$120
2020	100
2021	86
2022	68
2023	56
Beyond 2023	53
$483

15. Share-Based Compensation

Share-Based Compensation Expense
The total share-based compensation expense was as follows:

	Three Months Ended March 31,
	2019	2018
Cash-settled share-based compensation expense (benefit)	$(1)	$(1)
Share-settled share-based compensation expense (benefit)	7	5
	$6	$4

Cash-Settled Awards
Prior to 2018, the Company has granted restricted stock units ("RSUs") and long-term performance units ("LTPUs") to certain key employees that are payable in cash. These awards are classified as liabilities and are valued based on the fair value of the award at the grant date and are remeasured at each reporting date until settlement with compensation expense being recognized in proportion to the completed requisite period up until date of settlement. At March 31, 2019, the LTPUs outstanding included a three-year grant for 2017-2019 payable in the first quarter of 2020.

As of March 31, 2019, $1 million of total unrecognized compensation costs is expected to be recognized on the cash-settled awards over a weighted-average period of less than 1 year.

Share-Settled Awards
The Company has granted restricted stock to its directors and certain key employees as well as RSUs and PSUs that are payable in common stock to certain key employees. These awards are settled in shares upon vesting and recognized in equity based on their fair value.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

The following table reflects the status for all nonvested restricted shares, share-settled RSUs, and PSUs for the period indicated:

	Restricted Stock		Share-Settled RSUs		PSUs
	Shares	Weighted Avg. Grant Date Fair Value	Units	Weighted Avg. Grant Date Fair Value	Units	Weighted Avg. Grant Date Fair Value
Nonvested Restricted Shares
Nonvested balance at beginning of period	178,550	$55.46	440,403	$47.99	227,049	$49.18
Granted	34,009	34.66	856,808	34.25	628,990	24.77
Vested	(166,444)	49.86	(83,109)	55.00	—	—
Forfeited	(1,262)	61.61	(17,772)	42.82	(15,065)	50.75
Nonvested balance at end of period	44,853	$62.49	1,196,330	$38.22	840,974	$34.44

As of March 31, 2019, approximately $63 million of total unrecognized compensation costs is expected to be recognized on the share-settled awards over a weighted-average period of approximately 3 years.

16. Shareholders' Equity

Common Stock Outstanding
The Company has authorized 175,000,000 shares and 135,000,000 shares ($0.01 par value) of Class A Common Stock at March 31, 2019 and 2018. The Company has authorized 25,000,000 shares ($0.01 par value) of Class B Common Stock at March 31, 2019.

Total common stock outstanding and changes in common stock issued are as follows:

	Class A Common Stock		Class B Common Stock
	Three Months March 31		Three Months March 31
	2019	2018	2019
Shares issued at beginning of period	71,675,379	66,033,509	23,793,669
Issuance (repurchased) pursuant to benefit plans	120,622	(15,906)	—
Restricted stock forfeited and withheld for taxes	(54,293)	(5,108)	—
Stock options exercised	8,438	4,779	—
Shares issued at end of period	71,750,146	66,017,274	23,793,669

Treasury stock	14,592,888	14,592,888	—
Total shares outstanding	57,157,258	51,424,386	23,793,669

Preferred Stock
The Company had 50,000,000 shares of preferred stock ($0.01 par value) authorized at both March 31, 2019 and 2018. No shares of preferred stock were issued or outstanding at those dates.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

Accumulated Other Comprehensive Income (Loss)
The following represents the Company's changes in accumulated other comprehensive income (loss) by component, net of tax for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31
	2019	2018
Foreign currency translation adjustments and other
Balance at beginning of period	$(395)	$(263)
Other comprehensive income (loss) before reclassifications adjustments	27	19
Reclassification from other comprehensive income (loss)	—	—
Other comprehensive income (loss)	(368)	(244)
Income tax provision (benefit)	2	—
Balance at end of period	$(366)	$(244)

Pensions and other postretirement benefits
Balance at beginning of period	$(297)	$(275)
Other comprehensive income (loss) before reclassifications	—	—
Reclassification from other comprehensive income (loss)	1	4
Other comprehensive income (loss)	(296)	(271)
Income tax provision (benefit)	—	(1)
Balance at end of period	$(296)	$(272)

Cash flow hedge instruments
Balance at beginning of period	$—	$—
Other comprehensive income (loss) before reclassifications	4	—
Reclassification from other comprehensive income (loss)	—	—
Other comprehensive income (loss)	4	—
Income tax provision (benefit)	—	—
Balance at end of period	$4	$—

Other comprehensive income (loss) attributable to noncontrolling interests	$6	$8

17. Segment Information

The Company expects to separate its businesses to form two new, independent publicly traded companies and now expects the DRiV spinoff to occur mid-2020.As such, the Company began to manage and report its DRiV businesses through two new operating segments, in the first quarter of 2019, as compared to the three operating segments it had previously reported. The DRiV operating segments consist of Motorparts and Ride Performance. The new Motorparts operating segment consists of the previously reported Aftermarket operating segment as well as the aftermarket portion of the previously reported Motorparts operating segment. The Ride Performance operating segment consists of the previously reported Ride Performance operating segment as well as the OE Braking business that was included in the previously reported Motorparts operating segment. As such, prior period operating segment results have been conformed to reflect the Company's current operating segments. The future New Tenneco consists of two existing operating segments, Powertrain and Clean Air. Costs related to other business activities, primarily corporate headquarter functions, are disclosed separately from the four operating segments as "Corporate."

Management uses EBITDA including noncontrolling interests as the key performance measure of segment profitability and uses the measure in its financial and operational decision making processes, for internal reporting, and for planning and forecasting purposes to effectively allocate resources. EBITDA including noncontrolling interests is defined as earnings before interest expense, income taxes, noncontrolling interests, and depreciation and amortization. Segment assets are not presented as it is not a measure reviewed by the Chief Operating Decision Maker in allocating resources and assessing performance.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

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

The following table summarizes certain of the Company's segment information:

	Reportable Segments
	Clean Air	Powertrain	Ride Performance	Motorparts	Total	Corporate	Reclass & Elims	Total
For the Three Months Ended March 31, 2019
Revenues from external customers	$1,779	$1,175	$733	$797	$4,484	$—	$—	$4,484
Intersegment revenues	$—	$46	$46	$11	$103	$—	$(103)	$—
EBITDA, including noncontrolling interests	$131	$113	$(45)	$45	$244	$(99)	$—	$145
For the Three Months Ended March 31, 2018
Revenues from external customers	$1,756	$—	$513	$312	$2,581	$—	$—	$2,581
Intersegment revenues	$—	$—	$6	$—	$6	$—	$(6)	$—
EBITDA, including noncontrolling interests	$157	$—	$24	$45	$226	$(44)	$—	$182

Segment EBITDA including noncontrolling interests and the reconciliation to earnings before interest expense, income taxes, and noncontrolling interests are as follow:

	Three Months Ended March 31,
	2019	2018
EBITDA including noncontrolling interests by Segments:
Clean Air	$131	$157
Powertrain	113	—
Ride Performance	(45)	24
Motorparts	45	45
Corporate	(99)	(44)
Total EBITDA including noncontrolling interests	145	182
Less: Depreciation and amortization	(169)	(60)
Earnings (loss) before interest expense, income taxes, and noncontrolling interests	(24)	122
Less: Interest expense	(81)	(23)
Less: Income tax expense (benefit)	—	(25)
Net income (loss)	$(105)	$74

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

Revenue from contracts with customers is disaggregated by customer type and geography, as it depicts the nature and amount of the Company’s revenue that is aligned with the Company's key growth strategies. In the following tables, revenue is disaggregated accordingly:

	Reportable Segments
By Customer Type	Clean Air	Powertrain	Ride Performance	Motorparts	Total
Three Months Ended March 31, 2019
OE - Substrate	$706	$—	$—	$—	$706
OE - Value add	1,073	1,175	733	—	2,981
Aftermarket	—	—	—	797	797
Total	$1,779	$1,175	$733	$797	$4,484
Three Months Ended March 31, 2018
OE - Substrate	$652	$—	$—	$—	$652
OE - Value add	1,104	—	513	—	1,617
Aftermarket	—	—	—	312	312
Total	$1,756	$—	$513	$312	$2,581

	Reportable Segments
By Geography	Clean Air	Powertrain	Ride Performance	Motorparts	Total
Three Months Ended March 31, 2019
North America	$793	$405	$232	$507	$1,937
Europe, Middle East and Africa	641	575	378	237	1,831
Rest of world	345	195	123	53	716
Total	$1,779	$1,175	$733	$797	$4,484
Three Months Ended March 31, 2018
North America	$768	$—	$180	$188	$1,136
Europe, Middle East and Africa	657	—	225	108	990
Rest of world	331	—	108	16	455
Total	$1,756	$—	$513	$312	$2,581

18. Related Party Transactions

Amounts presented as Icahn Automotive Group LLC represent the Company's activity with Auto Plus and Pep Boys. See Note 7, Investment in Nonconsolidated Affiliates, for further information for companies within the tables below that represent equity method investments.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

The following table is a summary of the net sales, purchases, and royalty and other income from related parties for the three months ended March 31, 2019:

	Three Months Ended March 31, 2019
	Net Sales	Purchases	Royalty and Other Income
Icahn Automotive Group LLC	$43	$—	$1
PSC Metals, Inc.	$1	$—	$—
Anqing TP Goetze Piston Ring Company Limited	$—	$14	$—
Anqing TP Powder Metallurgy Company Limited	$—	$1	$—
Dongsuh Federal-Mogul Industrial Co., Ltd.	$1	$2	$—
Federal-Mogul Powertrain Otomotiv A.S.	$27	$55	$1
Federal-Mogul TP Liner Europe Otomotiv Ltd. Sti.	$—	$3	$—
Federal-Mogul Izmit Piston ve Pim Uretim Tesisleri A.S.	$1	$4	$—
Federal-Mogul TP Liners, Inc.	$4	$—	$—
Montagewerk Abgastechnik Emden GmbH	$2	$—	$—

During the three months ended March 31, 2018, the Company had sales to Montagewerk Abgastechnik Emden GmbH of $4 million.

The following table is a summary of amounts due to and from the Company's related parties as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Receivables	Payables and accruals	Receivables	Payables and accruals
Icahn Automotive Group LLC	$59	$1	$60	$12
Anqing TP Goetze Piston Ring Company Limited	$1	$16	$1	$22
Anqing TP Powder Metallurgy Company Limited	$—	$1	$1	$1
Dongsuh Federal-Mogul Industrial Co., Ltd.	$1	$2	$1	$2
Federal-Mogul Powertrain Otomotiv A.S.	$16	$27	$9	$16
Federal-Mogul TP Liner Europe Otomotiv Ltd. Sti.	$—	$1	$—	$1
Federal-Mogul Izmit Piston ve Pim Uretim Tesisleri A.S.	$—	$3	$—	$—
Federal-Mogul TP Liners, Inc.	$2	$8	$2	$7
Montagewerk Abgastechnik Emden GmbH	$—	$1	$—	$—

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

19. Supplemental Guarantor Condensed Consolidating Financial Statements

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31, 2019
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
Revenues
Net sales and operating revenues:
External	$1,691	$2,793	$—	$—	$4,484
Affiliated companies	218	281	—	(499)	—
	1,909	3,074	—	(499)	4,484
Costs and expenses
Cost of sales	1,676	2,688	(1)	(499)	3,864
Restructuring charges and asset impairments	8	16	—	—	24
Goodwill impairment charge	33	27	—	—	60
Engineering, research, and development	39	53	—	—	92
Selling, general, and administrative	178	135	3	—	316
Depreciation and amortization	83	86	—	—	169
	2,017	3,005	2	(499)	4,525
Other expense (income)
Non-service postretirement benefit costs	—	2	—	—	2
Equity in (earnings) losses of nonconsolidated affiliates, net of tax	(1)	(15)	—	—	(16)
Other (income) expense, net	(7)	4	—	—	(3)
	(8)	(9)	—	—	(17)
Earnings (loss) before interest expense, income taxes, noncontrolling interests and equity in net income (loss) from affiliated companies	(100)	78	(2)	—	(24)
Interest expense:
External, net of interest capitalized	11	5	65	—	81
Affiliated companies, net of interest income	(8)	8	—	—	—
Earnings (loss) before income taxes, noncontrolling interests and equity in net income (loss) from affiliated companies	(103)	65	(67)	—	(105)
Income tax expense (benefit)	(18)	30	(12)	—	—
Equity in net income (loss) from affiliated companies	21	—	62	(83)	—
Net income (loss)	(64)	35	7	(83)	(105)
Less: Net income (loss) attributable to noncontrolling interests	—	12	—	—	12
Net income (loss) attributable to Tenneco Inc.	$(64)	$23	$7	$(83)	$(117)
Comprehensive income (loss) attributable to Tenneco Inc.	$(68)	$61	$7	$(83)	$(83)

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31, 2018
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
Revenues
Net sales and operating revenues:
External	$1,032	$1,549	$—	$—	$2,581
Affiliated companies	123	156	—	(279)	—
	1,155	1,705	—	(279)	2,581
Costs and expenses
Cost of sales	1,007	1,465	—	(279)	2,193
Restructuring charges and asset impairments	1	11	—	—	12
Goodwill impairment charge	—	—	—	—	—
Engineering, research, and development	18	22	—	—	40
Selling, general, and administrative	73	78	—	—	151
Depreciation and amortization	23	37	—	—	60
	1,122	1,613	—	(279)	2,456
Other expense (income)
Non-service postretirement benefit costs	3	—	—	—	3
Other (income) expense, net	9	(9)	—	—	—
	12	(9)	—	—	3
Earnings (loss) before interest expense, income taxes, noncontrolling interests and equity in net income (loss) from affiliated companies	21	101	—	—	122
Interest expense:
External, net of interest capitalized	10	3	10	—	23
Affiliated companies, net of interest income	(3)	—	3	—	—
Earnings (loss) before income taxes, noncontrolling interests and equity in net income (loss) from affiliated companies	14	98	(13)	—	99
Income tax (benefit) expense	1	24	—	—	25
Equity in net income (loss) from affiliated companies	48	—	73	(121)	—
Net income (loss)	61	74	60	(121)	74
Less: Net income (loss) attributable to noncontrolling interests	—	14	—	—	14
Net income (loss) attributable to Tenneco Inc.	$61	$60	$60	$(121)	$60
Comprehensive income (loss) attributable to Tenneco Inc.	$64	$79	$60	$(121)	$82

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

 BALANCE SHEETS

	March 31, 2019
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$143	$210	$4	$—	$357
Restricted cash	—	6	—	—	6
Receivables, net	1,037	1,806	—	—	2,843
Inventories, net	964	1,302	—	—	2,266
Prepayments and other current assets	217	311	27	—	555
Total current assets	2,361	3,635	31	—	6,027
Property, plant and equipment, net	1,149	2,361	9	—	3,519
Investment in affiliated companies	1,544	—	4,907	(6,451)	—
Long-term receivables, net	8	1	—	—	9
Goodwill	462	329	—	—	791
Intangibles, net	1,000	685	2	—	1,687
Investments in nonconsolidated affiliates	43	485	—	—	528
Deferred income taxes	252	208	11	—	471
Other assets	205	379	—	—	584
Total assets	$7,024	$8,083	$4,960	$(6,451)	$13,616
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt, including current maturities of long-term debt	$14	$130	$15	$—	$159
Accounts payable	996	1,863	2	—	2,861
Accrued compensation and employee benefits	75	288	—	—	363
Accrued income taxes	(3)	33	—	—	30
Accrued expenses and other current liabilities	395	550	49	—	994
Total current liabilities	1,477	2,864	66	—	4,407
Long-term debt	133	29	5,255	—	5,417
Intercompany due to (due from)	2,072	(64)	(2,008)	—	—
Deferred income taxes	—	110	—	—	110
Pension, postretirement benefits and other liabilities	881	802	19	—	1,702
Commitments and contingencies
Total liabilities	4,563	3,741	3,332	—	11,636
Redeemable noncontrolling interests	—	153	—	—	153
Tenneco Inc. shareholders’ equity	2,461	3,990	1,628	(6,451)	1,628
Noncontrolling interests	—	199	—	—	199
Total equity	2,461	4,189	1,628	(6,451)	1,827
Total liabilities, redeemable noncontrolling interests and equity	$7,024	$8,083	$4,960	$(6,451)	$13,616

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

BALANCE SHEETS

	December 31, 2018
	Guarantor Subsidiaries	Nonguarantor Subsidiaries		Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$329	$364		$4	$—	$697
Restricted cash	—	5		—	—	5
Receivables, net	943	1,629		—	—	2,572
Inventories, net	958	1,287		—	—	2,245
Prepayments and other current assets	254	311		25	—	590
Total current assets	2,484	3,596		29	—	6,109
Property, plant and equipment, net	1,131	2,361		9	—	3,501
Investment in affiliated companies	1,421	—		4,856	(6,277)	—
Long-term receivables, net	9	1		—	—	10
Goodwill	263	383		223	—	869
Intangibles, net	1,007	510		2	—	1,519
Investments in nonconsolidated affiliates	43	501		—	—	544
Deferred income taxes	255	200		12	—	467
Other assets	48	180		—	(15)	213
Total assets	$6,661	$7,732		$5,131	$(6,292)	$13,232
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt, including current maturities of long-term debt	$1	$152		$—	$—	$153
Accounts payable	858	1,894		7	—	2,759
Accrued compensation and employee benefits	88	255		—	—	343
Accrued income taxes	—	52		27	(15)	64
Accrued expenses and other current liabilities	436	488		77	—	1,001
Total current liabilities	1,383	2,841	—	111	(15)	4,320
Long-term debt	3	32		5,305	—	5,340
Intercompany due to (due from)	2,726	(215)		(2,511)	—	—
Deferred income taxes	—	88		—	—	88
Postretirement benefits and other liabilities	225	705		500	—	1,430
Commitments and contingencies
Total liabilities	4,337	3,451		3,405	(15)	11,178
Redeemable noncontrolling interests	—	138		—	—	138
Tenneco Inc. shareholders’ equity	2,324	3,953		1,726	(6,277)	1,726
Noncontrolling interests	—	190		—	—	190
Total equity	2,324	4,143		1,726	(6,277)	1,916
Total liabilities, redeemable noncontrolling interests and equity	$6,661	$7,732		$5,131	$(6,292)	$13,232

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2019
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims		Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$(29)	$(75)	$(46)	$—		$(150)
Investing Activities
Acquisition of business, net of cash acquired	—	(158)	—	—	—	(158)
Proceeds from sale of assets	—	1	—	—		1
Cash payments for property, plant and equipment	(60)	(150)	—	—		(210)
Net proceeds from sale of business	6	16	—	—		22
Other	2	—	—	—		2
Proceeds from deferred purchase price of factored receivables	—	60	—	—		60
Net cash used in investing activities	(52)	(231)	—	—		(283)
Financing Activities
Cash dividends	—	—	(20)	—		(20)
Repayment of term loans and notes	(1)	(37)	(26)	—		(64)
Proceeds from term loans and notes	—	28	—	—		28
Issuance (repurchase) of common shares	—	—	(2)	—		(2)
Decrease in bank overdrafts	—	(1)	—	—		(1)
Borrowings on revolving lines of credit	1,856	54	209	—		2,119
Payments on revolving lines of credit	(1,724)	(63)	(194)	—		(1,981)
Other	—	(3)	—	—		(3)
Intercompany dividends and net (decrease) increase in intercompany obligations	(236)	157	79	—		—
Distribution to noncontrolling interests partners	—	(1)	—	—		(1)
Net cash (used in) provided by financing activities	(105)	134	46	—		75
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	19	—	—		19
Increase (decrease) in cash, cash equivalents and restricted cash	(186)	(153)	—	—		(339)
Cash, cash equivalents and restricted cash, January 1	329	369	4	—		702
Cash, cash equivalents and restricted cash, March 31	$143	$216	$4	$—		$363

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2018
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$(27)	$32	$(5)	$—	$—
Investing Activities
Proceeds from sale of assets	—	2	—	—	2
Cash payments for property, plant and equipment	(40)	(49)	—	—	(89)
Proceeds from deferred purchase price of factored receivables	—	34	—	—	34
Net cash used in investing activities	(40)	(13)	—	—	(53)
Financing Activities
Proceeds from term loans and notes	—	6	—	—	6
Repayments of term loans and notes	(5)	(8)	—	—	(13)
Borrowings on revolving lines of credit	1,093	8	166	—	1,267
Payments on revolving lines of credit	(1,026)	(12)	(151)	—	(1,189)
Issuance (repurchase) of common shares	—	—	(2)	—	(2)
Cash dividends	—	—	(13)	—	(13)
Net increase (decrease) in bank overdrafts	—	(4)	—	—	(4)
Other	—	(30)	—	—	(30)
Intercompany dividends and net (decrease) increase in intercompany obligations	3	(7)	4	—	—
Net cash (used in) provided by financing activities	65	(47)	4	—	22
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	3	—	—	3
Increase (decrease) in cash, cash equivalents and restricted cash	(2)	(25)	(1)	—	(28)
Cash, cash equivalents and restricted cash, January 1	7	311	—	—	318
Cash, cash equivalents and restricted cash, March 31	$5	$286	$(1)	$—	$290

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References herein to "Tenneco", the "Company", "we", "us", and "our" refer to Tenneco Inc. and its consolidated subsidiaries. Unless otherwise stated, all comparisons of March 31, 2019 financial results are to March 31, 2018 financial results.
The following Management's Discussion and Analysis of financial condition and results of operations ("MD&A") should be read in conjunction with the condensed consolidated financial statements and related notes included in Item 1 of this quarterly report on Form 10-Q and the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission ("SEC") on March 18, 2019 (the "2018 Form 10-K").

EXECUTIVE OVERVIEW
Our Business
We are one of the world's leading manufacturers of clean air, powertrain, and ride performance products and systems for light vehicle, commercial truck, off-highway, industrial, and aftermarket customers. Both original equipment (OE) vehicle designers and manufacturers and the repair and replacement markets, or aftermarket, are served globally through leading brands, including Monroe®, Champion®, Öhlins®, MOOG®, Walker®, Fel-Pro®, Wagner®, Ferodo®, Rancho®, Thrush®, National®, and Sealed Power®, among others.

Factors that continue to be critical to our success include winning new business awards, managing our overall global manufacturing footprint to ensure proper placement and workforce levels in line with business needs, maintaining competitive wages and benefits, maximizing efficiencies in manufacturing processes, and reducing overall costs. In addition, our ability to adapt to key industry trends, such as a shift in consumer preferences to other vehicles in response to higher fuel costs and other economic and social factors, increasing technologically sophisticated content, changing aftermarket distribution channels, increasing environmental standards, and extended product life of automotive parts, also play a critical role in our success. Other factors critical to our success include adjusting to economic challenges such as increases in the cost of raw materials and our ability to successfully reduce the effect of any such cost increases through material substitutions, cost reduction initiatives, and other methods.

Öhlins Intressenter AB Acquisition
On January 10, 2019, we completed the acquisition of a 90.5% ownership interest in Öhlins Intressenter AB (the "Öhlins Acquisition"), a Swedish technology company that develops premium suspension systems and components for the automotive and motorsport industries. The purchase price was $162 million. See Note 3, Acquisitions and Divestitures of our condensed consolidated financial statements for additional information.

Federal-Mogul Acquisition
On October 1, 2018, we completed the acquisition of a 100% ownership interest in Federal-Mogul LLC (the "Federal-Mogul Acquisition", and together with the Öhlins Acquisition, the "Acquisitions"). See Note 3, Acquisitions and Divestitures of our condensed consolidated financial statements for additional information.

Spin-Off Transaction and Change in Reportable Segments
Following the closing of the Federal-Mogul Acquisition, we agreed to use our reasonable best efforts to pursue the separation of the combined company. As such, we expect to separate our businesses to form two new, independent publicly traded companies, an Aftermarket and Ride Performance company ("DRiV") and a new Powertrain Technology company ("New Tenneco"). We have revised our timing target for the separation of the business and now expect the DRiV spinoff to occur mid-2020. In the first quarter of 2019, we began to manage and report our DRiV businesses through two new operating segments as compared to the three operating segments we had previously reported. The DRiV operating segments consist of Motorparts and Ride Performance. The new Motorparts operating segment consists of the previously reported Aftermarket operating segment as well as the aftermarket portion of the previously reported Motorparts operating segment. The Ride Performance operating segment consists of the previously reported Ride Performance operating segment as well as the OE Braking business that was included in the previously reported Motorparts operating segment. As such, prior period operating segment results and related disclosures have been conformed to reflect our current operating segments. The future New Tenneco consists of two existing operating segments, Powertrain and Clean Air. Costs related to other business activities, primarily corporate headquarter functions, are disclosed separately from the four operating segments as "Corporate."

See Note 17, Segment Information of our condensed consolidated financial statements for additional information.

Financial Results for the Three Months Ended March 31, 2019
Consolidated revenues were $4,484 million, an increase of $1,903 million, or 74%, for the three months ended March 31, 2019. The Acquisitions increased revenues by $1,935 million, or 75%. The effect of organic growth from higher sales volume and mix contributed to an increase of $89 million and there was a favorable effect of other of $6 million. This was substantially offset by the unfavorable effects of foreign currency exchange of $127 million.

Cost of sales was $3,864 million, an increase of $1,671 million, or 76%, for the three months ended March 31, 2019. The Acquisitions increased cost of sales by $1,633 million, or 74%. The remaining increase in cost of sales was primarily driven by $92 million in incremental costs related to higher sales volume and mix, the unfavorable effects of materials sourcing of $7 million, and an increase in other costs of $40 million, which was partially offset by a favorable effect of foreign currency exchange of $101 million.

Net income decreased by $179 million to a net loss of $105 million for the three months ended March 31, 2019 as compared to $74 million of net income for the three months ended March 31, 2018. The decrease was primarily driven by:

•
an increase in selling, general, and administrative costs of $27 million related to acquisition and spin related costs and an increase of $8 million in cost reduction initiatives, partially offset by a favorable effect of foreign currency exchange of $7 million;

•	an increase in restructuring charges of $12 million related to higher costs for facility closure and other costs;

•	a goodwill impairment charge of $60 million as a result of our change in operating segments; and

•	an increase in interest expense and other financing charges of $58 million.
These unfavorable effects were partially offset by:

•	an increase in equity earnings in nonconsolidated affiliates of $16 million, which was the result of the Federal-Mogul Acquisition, and

•	a reduction in income tax expense of $25 million.

Recent Trends and Market Conditions
There is inherent uncertainty in the continuation of the trends discussed below. In addition, there may be other factors or trends that can have an effect on our business. Our business and operating results are affected by the relative strength of:

General economic conditions
Our OE business is directly related to automotive vehicle production by our customers. Automotive production levels depend on a number of factors, including global and regional economic conditions. Demand for aftermarket products is driven by three primary factors including: the number of vehicles in operation; the average age of vehicles; and vehicle usage trends (primarily distance traveled).

Global light vehicle production levels (According to IHS Markit, April, 2019)
Global light vehicle production decreased by 7% for the first three months of 2019. Production levels were down in the major markets in which we operate. European and South American light vehicle production decreased by 5% in each region. North American production decreased by 2%, while China decreased by 13% and India decreased by 3%.

Global commercial vehicle production decreased by 3% for the three months ending March 31, 2019. For the major markets in which we operate, North America, Europe and Brazil experienced increases in commercial vehicle production, while production in China and India decreased. Commercial vehicle production in Brazil rose 13%. European commercial vehicle production increased 5% and North American production was up 4%. China posted a decrease the first three months of 2019 of 9%. There was a 12% decrease in commercial vehicle production in India.

Part replacement trends
The strength of our aftermarket business is influenced by several key drivers. These include the vehicle population (or "parc"), average vehicle age, fuel prices, and vehicle distance traveled. The vehicle parc is estimated to have expanded in most major markets, including the U.S., China, and Germany.  Average vehicle ages also increased, despite growth in new vehicle sales, in most regions. Vehicle distance traveled varies by region and is sensitive to several factors, including fuel prices, and transportation alternatives.

Geopolitical risk
We conduct business globally, which subjects us to numerous risks and uncertainties including, without limitation, “Brexit” implications, joint ventures in unstable regions, and substantial new tariffs. For example, we have operations in the U.K. which may be materially affected by the U.K.'s referendum to leave the European Union, which has created uncertainty in both the U.K. and Europe. We also have an interest in a Turkish joint venture, which may be affected by recent turmoil in that region. In addition, we do business in Mexico and China where there could be potential changes in trade agreements (e.g., the North American Free Trade Agreement) and new or changed tariffs in the U.S. (such as those relating to China).

Foreign currencies
Given the global nature of our operations, we are subject to fluctuations in foreign exchanges rates and there has been significant volatility in foreign currency rates.

Strategy
The key components of our strategy are as follows:

Continue to optimize our operations by aggressively pursuing cost competitiveness in all business segments and continuing to drive productivity in existing operations
We operate within competitive industries and our management teams continuously analyze opportunities to reduce costs and improve productivity. We assess individual opportunities to execute our strategy based upon estimated sales and margin growth, cost reduction potential, internal investment returns, and other criteria, to make investment decisions on a case-by-case basis.

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

We seek to continue optimizing our performance through enhanced efficiencies to meet the world-class delivery performance our customers increasingly require. We have made investments in our global distribution network, through our new multi-product distribution centers, through the implementation of automated picking technology, and a more efficient replenishment system with the objective of improving inventory visibility and availability, and lowering costs.

Execute a Spin-Off Transaction in mid-2020
We completed the Federal-Mogul Acquisition on October 1, 2018. We will continue to seek synergies to optimize the two independent companies in preparation for the spin. This optimization should present additional opportunities for cost reduction, increased profitability, and cash flow.

Assess focused acquisition and investment opportunities that provide product line expansion, technological advancements, geographic positioning, penetration of emerging markets and market share growth
We completed the Öhlins Acquisition, a Swedish technology company that develops premium suspension systems and components for the automotive and motorsport industries. We intend to continue to explore strategic alliances, joint ventures, acquisitions and other transactions that complement, expand or enhance our existing products, technology, systems development efforts, customer base and/or global presence.

Adapt cost structure to economic realities
We aggressively respond to difficult economic environments, executing comprehensive restructuring and cost-reduction initiatives, and realigning our operations to any resulting reductions in production levels and replacement demand. Suppliers must also continually identify and implement product innovation and cost reduction activities to fund customer annual price concession expectations to retain current business and be competitively positioned for future new business opportunities.

Original Equipment Specific Strategies
We strive to strengthen our global position by designing, manufacturing, delivering and marketing technologically innovative products and systems for OE manufacturers. The key components of our OE strategy are as follows:

Maintain technological leadership to drive further growth from secular market trends
OE manufacturers are responding to changing end customer trends and preferences alongside their own challenging cost structures by reducing design and production complexities, and investing in advanced technologies that enable vehicle electrification and autonomy. We anticipate OE suppliers with high technology capabilities in vehicle system integration will be able to enable a more seamless transition to next-generation electric vehicles and become preferred suppliers to OE manufacturers. In order to maintain our strong market positions, we are focused on meeting these changing requirements and keeping up with new OE trends. In addition, our suite of solutions represents an opportunity to drive greater partnership with OE manufacturers, capturing growth with higher value content per vehicle.

Penetrate adjacent market segments
We seek to penetrate a variety of adjacent sales opportunities and achieve growth in higher-margin businesses by leveraging our technology and engineering leadership in powertrain, clean air, ride performance and aftermarket into adjacent sales opportunities for heavy-duty trucks, buses, agricultural equipment, construction machinery and other vehicles in other regions around the world.

Aftermarket Specific Strategies
We expect the demand for replacement parts to increase steadily as a result of the anticipated significant increase in vehicles in operation (“VIO”) through 2040, the increase in the average age of VIO, and the increase in the average miles driven per year. The characteristics of aftermarket sales and distribution are defined regionally, which require regionally focused strategies to address the key success factors of our customers. The key components of our aftermarket strategy are described below:

Leverage the strength of our global aftermarket leading brands positions, product portfolio and range, marketing and selling expertise, and distribution and logistics capabilities
Our aftermarket business has a portfolio of leading brands with strong product offerings. We will build upon our brand strengths and grow our global aftermarket business by leveraging our broad product coverage and extensive distribution network. We intend to capitalize on aftermarket trends and expand in established markets (North America, Europe, Australia) as well as high-growth regions (China, South America, India, Southeast and Northeast Asia). Important focus areas are enhancing our presence in high-growth markets; leveraging our portfolio and strong presence in suspension to expand our business globally; and diversifying outside of chassis with our sealing, electronic and underhood products, as well as other components.

Continue to strengthen our aftermarket capabilities and product offerings in mature markets, including North America and Europe
The scale of our aftermarket business allows for strong distribution channels that significantly enhance our go-to-market capabilities across mature markets in North America and Europe. The North America and Europe go-to-market capabilities will be defined by positioning our distribution and installer partners for success. We believe this will require maintaining a vast catalog of products to provide the ability to address customer requirements quickly and easily. This requires an understanding of the composition of the car parc within the regions including wear patterns, typical replacement rates based on weather, road quality, and average miles driven annually, which differ significantly by region.

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

Increase aftermarket position in high-growth regions, notably in Asia Pacific
The Asia Pacific region, particularly the high-growth markets of China and India, presents a significant opportunity for us to expand our business. We have made investments in distribution and in our sales force in both China and the rest of Asia to help drive growth in this increasingly important region, where the aftermarket industry is fragmented with a large number of small distributors and installers. Distribution in smaller volumes will require us to have a hub and spoke warehousing approach to compete on the basis of optimal “Order to Delivery” timeliness while maintaining a broad range of products. Additionally, buying online is the preferred purchase method for many smaller distribution and installer partners. The sophistication of the existing online marketplaces in Asia Pacific will require us to develop adaptive and flexible omnichannel tools in order to compete effectively.

Critical Accounting Estimates
Refer to our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission on March 18, 2019. Also refer to Note 6, Goodwill and Other Intangible Assets for additional discussion on our goodwill.

Non-GAAP Measures
As a result of the Federal-Mogul Acquisition, we changed our key performance measure. We now utilize EBITDA including noncontrolling interests as the key performance measure in our financial and operational decision making processes, for internal reporting, and for planning and forecasting purposes to effectively allocate resources. EBITDA including noncontrolling interests is defined as earnings before interest expense, income taxes, noncontrolling interests, and depreciation and amortization. Prior period results have been conformed to reflect the change in our key performance measure. EBITDA including noncontrolling interests should not be considered a substitute for results prepared in accordance with US GAAP and should not be considered an alternative to net income. EBITDA including noncontrolling interests, as determined and measured by us, should not be compared to similarly titled measures reported by other companies.

RESULTS OF OPERATIONS
For the Three Months Ended March 31, 2019 compared to the Three Months Ended March 31, 2018
Consolidated Results of Operations
The following table presents our condensed consolidated results of operations and reflects the revisions discussed in Item 1 —

			2019 vs. 2018
	Three Months Ended March 31		Increase / (Decrease)
	2019	2018	$ Change	% Change (1)
	(millions, except percent, share, and per share amounts)
Revenues
Net sales and operating revenues	$4,484	$2,581	$1,903	74%
Costs and expenses
Cost of sales	3,864	2,193	1,671	76%
Selling, general, and administrative	316	151	165	109%
Depreciation and amortization	169	60	109	182%
Engineering, research, and development	92	40	52	130%
Restructuring charges and asset impairments	24	12	12	100%
Goodwill impairment charge	60	—	60	n/m
	4,525	2,456	2,069	84%
Other expense (income)
Non-service pension and other postretirement benefit costs (credits)	2	3	(1)	(33)%
Equity in (earnings) losses of nonconsolidated affiliates, net of tax	(16)	—	(16)	n/m
Other expense (income), net	(3)	—	(3)	n/m
	(17)	3	(20)	n/m
Earnings (loss) before interest expense, income taxes, and noncontrolling interests	(24)	122	(146)	(120)%
Interest expense	81	23	58	252%
Earnings (loss) before income taxes and noncontrolling interests	(105)	99	(204)	(206)%
Income tax expense (benefit)	—	25	(25)	(100)%
Net income (loss)	(105)	74	(179)	(242)%
Less: Net income (loss) attributable to noncontrolling interests	12	14	(2)	(14)%
Net income (loss) attributable to Tenneco Inc.	$(117)	$60	$(177)	(295)%
Earnings (loss) per share
Basic earnings (loss) per share:
Earnings (loss) per share	$(1.44)	$1.17	$(2.61)
Weighted average shares outstanding	80,874,637	51,211,643	29,662,994
Diluted earnings (loss) per share:
Earnings (loss) per share	$(1.44)	$1.17	$(2.61)
Weighted average shares outstanding	80,874,637	51,501,643	29,372,994

(1) Percentages above denoted as "n/m" are not meaningful to present in the table.

Revenues
Revenues increased by $1,903 million, or 74%, as compared to the three months ended March 31, 2018. The Acquisitions increased revenues by $1,935 million, or 75%. The effect of organic growth from higher sales volume and mix contributed to an increase of $89 million and there was a favorable effect of other of $6 million. This was substantially offset by the unfavorable effects of foreign currency exchange of $127 million.

The table below reflects our consolidated revenues for three months ended March 31, 2019 and 2018 (amounts in millions):

Three-months ended March 31, 2018	$2,581
Acquisitions	1,935
Drivers in the change of organic revenues:
Volume and mix	89
Currency exchange rates	(127)
Others	6
Three-months ended March 31, 2019	$4,484

Cost of Sales
Cost of sales increased by $1,671 million, or 76%, as compared to the three months ended March 31, 2018. The Acquisitions increased cost of sales by $1,633 million, or 74%. The remaining increase in cost of sales was primarily driven by $92 million in incremental costs related to higher sales volume and mix, the unfavorable effects of materials sourcing of $7 million, and an increase in other costs of $40 million, which was partially offset by a favorable effect of foreign currency exchange of $101 million.

The table below reflects our consolidated cost of sales for three months ended March 31, 2019 and 2018 (amounts in millions):

Three-months ended March 31, 2018	$2,193
Acquisitions	1,633
Drivers in the change of organic cost of sales:
Volume and mix	92
Material	7
Currency exchange rates	(101)
Other costs	40
Three-months ended March 31, 2019	$3,864

Selling, general and administrative (SG&A)
SG&A increased by $165 million as compared to the three months ended March 31, 2018. The increase was primarily due to the effect of the Acquisitions of $148 million. Excluding the Acquisitions, the increase was attributable to a $27 million increase in acquisition and spin related costs and an increase of $8 million in cost reduction initiatives, partially offset by a favorable effect of foreign currency exchange of $7 million.

Depreciation and amortization
Depreciation and amortization increased by $109 million as compared to the three months ended March 31, 2018. The increase was due primarily to the effect of the Acquisitions.

Engineering, research, and development
Engineering, research, and development increased by $52 million as compared to the three months ended March 31, 2018. The increase was due primarily to the effect of the Acquisitions.

Restructuring Charges and Asset Impairments
Restructuring charges increased by $12 million as compared to the three months ended March 31, 2018. The increase is primarily attributable to higher costs related to facility closure and other costs incurred during the three months ended March 31, 2019.

Goodwill impairment charge
During the three months ended March 31, 2019, there was reorganization of reporting units within the Aftermarket, Ride Performance, and Motorparts segments, which resulted in a goodwill impairment of $60 million, all of which was within the Ride Performance segment.

Non-service pension and postretirement benefit costs (credits)
Non-service pension and postretirement benefit costs (credits) decreased $1 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. This is primarily attributable to the recognition of prior service credits during the three months ended March 31, 2019, as a result of the plan amendment recognized at December 31, 2018 for one of our postretirement medical benefits plan.

Equity in (earnings) losses of nonconsolidated affiliates, net of tax
Equity in (earnings) losses of nonconsolidated affiliates, net of tax increased by $16 million as compared to the three months ended March 31, 2018. The increase was due to the Federal-Mogul Acquisition.

Other expense (income), net
Other expense (income), net increased by $3 million as compared to the three months ended March 31, 2018.

Interest expense
Interest expense increased by $58 million as compared to the three months ended March 31, 2018. The increase was primarily attributable to higher interest expense pertaining to the five-year $1,700 million term loan A facility and the seven-year $1,700 million term loan B facility that were entered into in connection with the Federal-Mogul Acquisition, and interest expense on the debt assumed in the Federal-Mogul Acquisition.

Interest expense includes financing charges on sales of accounts receivable, which increased by $5 million as compared to the three months ended March 31, 2018. The increase is primarily attributable to the Federal-Mogul Acquisition.

Income Tax expense (benefit)
Income tax expense decreased by $25 million as compared to the three months ended March 31, 2018. The decrease was primarily attributable to a decrease in pre-tax earnings.

Net Income (Loss)
Net income decreased by $179 million to a net loss of $105 million for the three months ended March 31, 2019 as compared to $74 million of net income for the three months ended March 31, 2018, as result of the aforementioned items.

Earnings (loss) before Interest Expense, Income Taxes, Noncontrolling Interests and Depreciation and Amortization (“EBITDA including noncontrolling interests”)
The following table presents the reconciliation from net income (loss) attributable to Tenneco Inc. to EBITDA including noncontrolling interests for the three months ended March 31, 2019 and 2018 (amounts in millions):

	Three Months Ended March 31,
	2019	2018
Total EBITDA including noncontrolling interests	$145	$182
Depreciation and amortization	169	60
Earnings (loss) before interest expense, income taxes, and noncontrolling interests	(24)	122
Less: Interest expense	81	23
Less: Income tax expense (benefit)	—	25
Net income (loss)	(105)	74
Net Income (loss) attributable to noncontrolling interests	12	14
Net income (loss) attributable to Tenneco Inc.	$(117)	$60

EBITDA including noncontrolling interests decreased by $37 million as compared to the three months ended March 31, 2018, as a result of the aforementioned items. See "Non-GAAP Measures" for further discussion on the use of non-GAAP measures.

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

We disclose substrate sales amounts because we believe investors utilize this information to understand the effect of this portion of our revenues on our overall business and because it removes the effect of potentially volatile precious metals pricing from our revenues. While our OE customers generally assume the risk of precious metals pricing volatility, it effects our reported revenues.

The table below reflects our segment revenues for three months ended March 31, 2019 and 2018 (amounts in millions):

	Segment Revenue
	New Tenneco				DRiV
	Clean Air		Powertrain		Ride Performance		Motorparts		Total Revenues
Three months ended March 31,	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Revenues	$1,779	$1,756	$1,175	$—	$733	$513	$797	$312	$4,484	$2,581

Value-add revenues	1,073	1,104	1,175	—	733	513	797	312	$3,778	$1,929
Currency effect on value-add revenue	(51)	—	—	—	(31)	—	(18)	—	(100)	—
Value-add revenue excluding currency	$1,124	$1,104	$1,175	$—	$764	$513	$815	$312	$3,878	$1,929

Substrate sales	$706	$652							$706	$652
Effect of Acquisitions			$1,175		$244		$516		$1,935

Segment Revenue
Clean Air revenue increased $23 million, or 1%, as compared to the three months ended March 31, 2018. Higher light vehicle sales and commercial truck revenues contributed $104 million increase, while foreign currency exchange had a $78 million unfavorable effect on Clean Air revenues.

As a result of the Federal-Mogul Acquisition, Powertrain revenue was $1,175 million in 2019.

Ride Performance revenue increased $220 million, or 43%, as compared to the three months ended March 31, 2018. The Acquisitions increased revenue by $244 million. Excluding the Acquisitions, revenue was down $24 million which is primarily attributable to the unfavorable effect of foreign currency exchange of $31 million, partially offset by higher commercial truck sales and new platform revenue for a total of increase of $7 million.

Motorparts revenue increased $485 million as compared to the three months ended March 31, 2018. The Federal-Mogul Acquisition increased revenue by $516 million. Excluding the Federal-Mogul Acquisition, revenue was down $31 million which was primarily attributable to lower volume, unfavorable mix and favorable pricing for a net unfavorable effect of $13 million, plus the unfavorable effect of foreign currency exchange of $18 million.

Earnings before Interest Expense, Income Taxes, Noncontrolling Interests and Depreciation and Amortization (“EBITDA including noncontrolling interests”)
The following table presents EBITDA including noncontrolling interests by segment for the three months ended March 31, 2019 and 2018 (amounts in millions):

	Three Months Ended March 31,
	2019	2018	2019 vs 2018
EBITDA including noncontrolling interests by Segments:
Clean Air	$131	$157	$(26)
Powertrain	113	—	113
Ride Performance	(45)	24	(69)
Motorparts	45	45	—
Corporate	(99)	(44)	(55)
Total EBITDA including noncontrolling interests (1)	$145	$182	$(37)
(1) See "Non-GAAP Measures" for further discussion on the use of non-GAAP measures.

Clean Air EBITDA including noncontrolling interests decreased $26 million as compared to the three months ended March 31, 2018. The decrease is primarily attributable to unfavorable performance of $12 million, unfavorable volume/mix and pricing of $11 million, additional restructuring of $5 million and $4 million of incremental cost due to process harmonization, offset by favorable material costs of $7 million.

As a result of the Federal-Mogul Acquisition, Powertrain EBITDA including noncontrolling interests was $113 million.

Ride Performance EBITDA including noncontrolling interests decreased $69 million as compared to the three months ended March 31, 2018. The Acquisitions contributed $12 million increase in EBITDA, thus resulting in a total decrease of $81 million without Acquisitions. The decrease is primarily attributable to goodwill impairment charge of $60 million taken in the three months ended March 31, 2019 as a result of an operating segment reorganization, unfavorable performance of $11 million, unfavorable material costs of $4 million, higher selling, general, administrative and engineering costs of $4 million, and unfavorable effect of foreign currency of $6 million, offset by favorable volume/mix and pricing of $6 million.

Motorparts EBITDA including noncontrolling interests was flat as compared to the three months ended March 31, 2018. The Federal-Mogul Acquisition contributed $63 million of EBITDA including noncontrolling interests to the first quarter 2019 results. The favorable impact to EBITDA due to the acquisition was offset primarily by purchase accounting adjustments of $36 million, unfavorable performance of $14 million, unfavorable volume and mix of $9 million, and restructuring charges of $4 million.

Corporate EBITDA including noncontrolling interests decreased $55 million as compared to the three months ended March 31, 2018. The decrease is primarily attributable to higher acquisition and spin costs of $27 million, $8 million of cost reduction initiatives, and $20 million higher corporate costs post Federal-Mogul Acquisition.

The EBITDA including noncontrolling interests results shown in the preceding table include the following items, certain of which may have an effect on the comparability of EBITDA including noncontrolling interests results between periods (amounts in millions):

	Reportable Segments
	Clean Air	Powertrain	Ride Performance	Motorparts	Total	Corporate	Reclass & Elims	Total
Three Months Ended March 31, 2019
Costs to achieve synergies (1)	$1	$—	$3	$3	$7	$—	$—	$7
Restructuring and related expenses	4	1	10	1	16	1	—	17
Cost reduction initiatives (2)	—	—	—	—	—	8	—	8
Acquisition and expected spin costs (3)	—	—	—	—	—	40	—	40
Process harmonization(4)	4	—	—	5	9	—	—	9
Purchase accounting adjustments (5)	—	2	3	36	41	—	—	41
Goodwill impairment charge (6)	—	—	60	—	60	—	—	60
Total adjustments	$9	$3	$76	$45	$133	$49	$—	$182

	Reportable Segments
	Clean Air	Powertrain	Ride Performance	Motorparts	Total	Corporate	Reclass & Elims	Total
Three Months Ended March 31, 2018
Restructuring and related expenses	$1	$—	$9	$2	$12	$—	$—	$12
Warranty charge (7)	—	—	5	—	5	—	—	5
Acquisition and expected spin costs (3)	—	—	—	—	—	13	—	13
Total adjustments	$1	$—	$14	$2	$17	$13	$—	$30

(1) Cost to achieve synergies related to the Acquisitions.
(2) Costs related to cost reduction initiatives.
(3) Costs related to the Acquisitions and expected spin.
(4) Change due to process harmonization.
(5) This primarily relates to a non-cash charge to cost of goods sold for the amortization of the inventory fair value step-up recorded as part of the Federal-Mogul Acquisition.
(6) Post segment reorganization impairment of goodwill.
(7) Charge related to warranty. Although Tenneco regularly incurs warranty costs, this specific charge is of an unusual nature in the period incurred.

Liquidity and Capital Resources
In the first quarter of 2019, we largely discontinued a historical working capital management practice of delaying certain supplier payments at quarter end and instead, we will continue to seek more advantageous payment terms from suppliers consistent with regional industry norms or to match our customers’ payment practices. These actions partially contributed to a decline in cash generated from operations in the first quarter of 2019 as compared to the first quarter of 2018. Following the Federal-Mogul Acquisition, we continue to harmonize our business’ practices for working capital management and customer and supplier relationships. As we continue to complete this harmonization in future periods, working capital levels may be affected by actions taken by our customers or suppliers that negatively affect our cash flows at quarter end. Notwithstanding the foregoing, we do not expect that any such future impact would be material to our annual consolidated financial position, results of operations or liquidity.

Liquidity and Financing Arrangements
The table below shows our borrowing capacity on credit facilities as of March 31, 2019 (amounts in billions):

	Credit Facilities as of March 31, 2019
	Term	Available(b)
Tenneco Inc. revolving credit facility (a)	2023	$1.3
Tenneco Inc. Term Loan A	2023	—
Tenneco Inc. Term Loan B	2025	—
Subsidiaries’ credit agreements	2018-2028	0.1
		$1.4

(a)	We are required to pay commitment fees under the revolving credit facility on the unused portion of the total commitment.

(b)	Letters of credit reduce the available borrowings under the revolving credit facility, as of March 31, 2019 the revolving credit facility had $20 million in letters of credit outstanding.

In addition, we had cash and cash equivalents of $357 million and $697 million as of March 31, 2019 and December 31, 2018.

Term Loans
We entered into a new credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and other lenders (the "New Credit Facility") in connection with the Federal-Mogul Acquisition. The New Credit Facility consists of $4.9 billion of total debt financing, consisting of a five-year $1.5 billion revolving credit facility, a five-year $1.7 billion term loan A facility ("Term Loan A") and a seven-year $1.7 billion term loan B facility ("Term Loan B").

Senior Notes
We have outstanding 5.375% senior unsecured notes due December 15, 2024 ("2024 Senior Notes") and 5.000% senior unsecured notes due July 15, 2026 ("2026 Senior Notes" and together with the 2024 Senior Notes, the "Senior Unsecured Notes"). We also have outstanding 5.000% euro denominated fixed rate notes which are due July 15, 2024 ("5.000% Euro Fixed Rate Notes"), 4.875% euro denominated fixed rate notes due April 15, 2022 ("4.875% Euro Fixed Rate Notes"), and floating rate notes due April 15, 2024 ("Euro Floating Rate Notes", together with the 5.000% Euro Fixed Rate Notes and the 4.875% Euro Fixed Notes, the "Senior Secured Notes").

New Credit Facility — Other Terms and Conditions — The New Credit Facility also contains two financial maintenance covenants for the revolving credit facility and the Term Loan A facility including a requirement to have a consolidated net leverage ratio (as defined in the New Credit Facility) as of the end of each fiscal quarter of not greater than 4.0 to 1 through September 30, 2019, 3.75 to 1 through September 30, 2020 and 3.5 to 1 thereafter; and a requirement to maintain a consolidated interest coverage ratio (as defined in the New Credit Facility) for any period of four consecutive fiscal quarters of not less than 2.75 to 1.

The financial ratios required under the New Credit Facility and the actual ratios we calculated as of March 31, 2019 for the first quarter of 2019, are as follows: leverage ratio of 3.13 actual versus 4.00 (maximum) required; and interest coverage ratio of 6.00 actual versus 2.75 (minimum) required.

Senior Unsecured Notes and Senior Secured Notes — Other Terms and Conditions — The Senior Unsecured Notes and Senior Secured Notes contain covenants that will, among other things, limit our ability to create liens and enter into sale and leaseback transactions. In addition, the Senior Secured Notes and 2024 Senior Unsecured Notes also require, as a condition precedent to incurring certain types of indebtedness not otherwise permitted, our consolidated fixed charge coverage ratio, as calculated on a pro forma basis, be greater than 2.00, as well as containing restrictions on its operations, including limitations on: (i) incurring additional indebtedness; (ii) paying dividends; (iii) distributions and stock repurchases; (iv) investments; (v) asset sales and (vi) mergers and consolidations.

Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee its Senior Unsecured Notes and Senior Secured Notes on a joint and several basis. There are no significant restrictions on the ability of the subsidiaries that have guaranteed our Senior Notes to make distributions to us.

As of March 31, 2019, we were in compliance with all of its financial covenants.

Accounts Receivable Securitization and Factoring
On-Balance Sheet Arrangements — We have securitization programs for some of our accounts receivable, with limited recourse provisions. Borrowings on these securitization programs, which are recorded in short-term debt, at March 31, 2019 and December 31, 2018 are as follows (amounts in millions):

	March 31, 2019	December 31, 2018
Borrowings on securitization programs	$3	$6

Off-Balance Sheet Arrangements — We have an accounts receivable factoring program in the U.S. with a commercial bank. Under this program we sell receivables from certain of our U.S. OE customers at a rate that is favorable versus our senior credit facility. This arrangement is uncommitted and provides for cancellation by the commercial bank with no less than 30 days prior written notice. In addition, we have two other receivable factoring programs in the U.S. with commercial banks under which we sell receivables from certain of our aftermarket customers to whom we have extended payment terms. Both arrangements are uncommitted and may be terminated with 10 days prior notice for one program and 30 days prior notice for the other program.

We also have subsidiaries in several countries in Europe that are parties to accounts receivable factoring facilities. The commitments for these arrangements are generally for one year, but some may be canceled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon notification. Certain of these programs in Europe include deferred purchase price arrangements.

These programs provide us with access to cash at costs that are generally favorable to alternative sources of financing, and allow us to reduce borrowings under our revolving credit agreement. If we were not able to factor receivables under these programs, our borrowings under our revolving credit agreement might increase, although this could be partially mitigated by exercising our right to shorten payment terms with certain of the aftermarket customers whose receivables we sell under the U.S. factoring programs in the event that those factoring programs are terminated.

In the U.S and Canada, we participate in supply chain financing programs with certain of our aftermarket customers to whom we have extended payment terms whereby the accounts receivable are satisfied through the early receipt of negotiable financial instruments that are payable at a later date when payments from our customers are due. We sell these financial instruments before their maturity date to various financial institutions at a discount.

If these supply chain financing programs were terminated or the financial institutions that currently participate in these programs were to reduce their purchases of drafts, our borrowings under our revolving credit agreement might increase, although this could be partially mitigated by exercising our right to shorten payment terms with certain of the aftermarket customers whose drafts we sell under the U.S. and Canadian programs in the event that those programs are terminated or otherwise reduced.

The accounts receivables under the programs described above are transferred in their entirety to the acquiring entities and are accounted for as a sale. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under these factoring programs approximates the fair value of such receivables. We are the servicer of the receivables under some of these arrangements and are responsible for performing all accounts receivable administration functions. Where we receive a fee to service and monitor these transferred accounts receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not recorded as a result of such activities.

The amounts outstanding for these factoring and drafting arrangements as of March 31, 2019 and December 31, 2018 are as follows (amounts in billions):

	March 31, 2019	December 31, 2018
Accounts receivable outstanding and derecognized	$1.1	$1.0

The deferred purchase price receivable as of March 31, 2019 and December 31, 2018 is as follows (amounts in millions):

	March 31, 2019	December 31, 2018
Deferred purchase price receivable	$58	$154

Proceeds from the factoring of accounts receivable qualifying as sales are as follows (amounts in billions):

	Three months ended March 31,
	2019	2018
Proceeds from factoring qualifying as sales	$1.2	$0.8

Financing charges associated with the factoring of receivables are as follows (amounts in millions):

	Three months ended March 31,
	2019	2018
Financing charges on sale of receivables(a)	$8	$3
(a) Amount is included in "Interest expense" in the condensed consolidated statements of income (loss).

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

Capital Requirements
We believe cash flows from operations, combined with our cash on hand, subject to our proportionate share and any applicable withholding taxes upon repatriation of cash balances from our foreign operations, and available borrowing capacity described above, assuming we maintain compliance with the financial covenants and other requirements of our senior credit facility agreement, will be sufficient to meet our future capital requirements, including debt amortization, capital expenditures, pension contributions, and other operational requirements, for the following year. Our ability to meet the financial covenants depends upon a number of operational and economic factors, many of which are beyond our control. In the event we are unable to meet these financial covenants, we would consider several options to meet our cash flow needs. Such actions include additional restructuring initiatives and other cost reductions, sales of assets, reductions to working capital and capital spending, reduction or cessation of dividend program, issuance of equity and other alternatives to enhance our financial and operating position. Should we be required to implement any of these actions to meet our cash flow needs, we believe we can do so in a reasonable time frame.

Cash Flows
Operating Activities
Operating activities for the three months ended March 31, 2019 and 2018 were as follows (amounts in millions):

	Three Months Ended March 31
	2019	2018
Operational cash flow before changes in operating assets and liabilities	$91	$134

Changes in operating assets and liabilities:
Receivables	(312)	(221)
Inventories	11	(32)
Payables and accrued expenses	157	185
Accrued interest and income taxes	(38)	(4)
Other assets and liabilities	(59)	(62)
Total change in operating assets and liabilities	(241)	(134)
Net cash provided (used) by operating activities	$(150)	$—

Cash used by operations for the three months ended March 31, 2019 was $150 million, a decrease of $150 million compared to the three months ended March 31, 2018. The net decrease was primarily the result of:

•	cash flows used by the operations of the Federal-Mogul Acquisition, of approximately $139 million; and

•	a decrease in cash flows due to unfavorable performance and changes in working capital items of $13 million (excluding the Federal-Mogul Acquisition).

Cash flows from operations was break-even for the three months ended March 31, 2018.

Investing Activities
Investing activities for the three months ended March 31, 2019 and 2018 were as follows (amounts in millions):

	Three Months Ended March 31
	2019	2018
Proceeds from sale of assets	$1	$2
Net proceeds from sale of business	22	—
Cash payments for property, plant, and equipment	(210)	(89)
Acquisition of business, net of cash acquired	(158)	—
Proceeds from deferred purchase price of factored receivables	60	34
Other	2	—
Net cash used by investing activities	$(283)	$(53)

Cash used by investing activities for the three months ended March 31, 2019 included cash paid for the Ohlins Acquisition of $158 million and proceeds from the sale of the wipers business of $22 million, included in our Motorparts segment. See Note 3, Acquisitions and Divestitures for additional details. In addition, there was an increase in proceeds from deferred purchase price of factored receivables of $26 million, primarily attributable to the Federal-Mogul Acquisition.

Capital expenditures were $210 million and $89 million for the three months ended March 31, 2019, and 2018. The increase is primarily attributable to the Federal-Mogul Acquisition. These capital expenditures were primarily related to investing in new facilities, upgrading existing products, continuing new product launches, and infrastructure and equipment at our facilities (including investments in software-related intangible assets) to support our manufacturing, distribution, and cost reduction efforts. For 2019, we expect our capital expenditures to be between $730 million and $780 million, depending on timing of expenditures, as we continue to invest in our strategic priorities and growth.

Financing Activities
Financing activities for the three months ended March 31, 2019 and 2018 were as follows (amounts in millions):

	Three Months Ended March 31
	2019	2018
Proceeds from term loans and notes	$28	$6
Repayments of term loans and notes	(64)	(13)
Borrowings on revolving lines of credit	2,119	1,267
Payments on revolving lines of credit	(1,981)	(1,189)
Issuance (repurchase) of common shares	(2)	(2)
Cash dividends	(20)	(13)
Net increase (decrease) in bank overdrafts	(1)	(4)
Other	(3)	(30)
Distributions to noncontrolling interest partners	(1)	—
Net cash provided (used) by financing activities	$75	$22

Cash flow provided by financing activities was $75 million for the three months ended March 31, 2019. This included net repayments on term loans of $36 million, net borrowings on revolving lines of credit of $138 million, and $3 million in borrowings on accounts receivable securitization programs.

Cash flow provided by financing activities was $22 million for the three months ended March 31, 2018. This included net repayments on term loans of $7 million, net borrowings on revolving lines of credit of $78 million, and $30 million in borrowings on accounts receivable securitization programs.

Dividends on Common Stock
For the three months ended March 31, 2019, a dividend of $0.25 per share was paid, or $20 million in the aggregate. This was an increase of $7 million compared to the three months ended March 31, 2018, primarily due to the increase in shares outstanding at March 31, 2019 compared to March 31, 2018.

Environmental Matters, Legal Proceedings and Product Warranties
Note 13, Commitments and Contingencies in our condensed consolidated financial statements located in Part I Item 1 of this Form 10-Q is incorporated herein by reference.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk
We manufacture and sell our products in North America, South America, Asia, Europe, and Africa. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which we manufacture and sell our products. We generally try to use natural hedges within our foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, we consider managing certain aspects of our foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the U.S. dollar, euro, British pound, Polish zloty, Mexican peso, and Canadian dollar.

Foreign Currency Forward Contracts — We enter into foreign currency forward purchase and sale contracts to mitigate our exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables. In managing our foreign currency exposures, we identify and aggregates existing offsetting positions and then hedge residual exposures through third-party derivative contracts. The gain or loss on these contracts is recorded as foreign currency gains (losses) within cost of sales in the condensed consolidated statements of income (loss). The fair value of foreign currency forward contracts are recorded in "Prepayments and other current assets" or "Accrued expenses and other current liabilities" in the condensed consolidated balance sheets. The fair value of the Company's foreign currency forward contracts was a net asset position of less than $1 million at March 31, 2019 and December 31, 2018.

The following table summarizes by position the notional amounts for foreign currency forward contracts as of March 31, 2019 (all of which mature in 2019):

Notional Amount
Long position	$(33)
Short position	$33

Interest Rate Risk
Our financial instruments that are sensitive to market risk for changes in interest rates are primarily our debt securities. We use our revolving credit facility to finance our short-term and long-term capital requirements. We pay a current market rate of interest on these borrowings. Our long-term capital requirements have been financed with long-term debt with original maturity dates ranging from five to ten years. On March 31, 2019, we had $1.6 billion par value of fixed rate debt and $3.8 billion par value of floating rate debt. Of the fixed rate debt, $466 million is fixed through 2022, $618 million is fixed through 2024, and $500 million is fixed through 2026. We also had $3.8 billion of principal amounts in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources” earlier in this Management’s Discussion and Analysis and Note 10, Debt and Other Financing Arrangements in our condensed consolidated financial statements located in Part I, Item I of this Form 10-Q.

We estimate that the fair value of our long-term debt at March 31, 2019 was about 96% percent of its book value. A one percentage point increase or decrease in interest rates related to our variable interest rate debt would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $38 million.

Equity Prices
We also utilize an equity swap arrangement to offset changes in liabilities related to the equity market risks of our arrangements for deferred compensation and restricted stock unit awards. Gain or losses from changes in fair value of these equity swaps are generally offset by the losses or gains on the related liabilities. In 2017, we entered into an equity swap agreement with a financial institution. We selectively use cash-settled share swaps to reduce market risk associated with our deferred liabilities. These equity compensation liabilities increase as our stock price increases and decrease as our stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing us to fix a portion of the liabilities at a stated amount. As of March 31, 2019, we had hedged the deferred liability related to approximately 250,000 common share equivalents.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), as the end of the quarter covered by this report. Based on their evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded the Company’s disclosure controls and procedures were effective to ensure information required to be disclosed by our Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
Note 13, Commitments and Contingencies, in our condensed consolidated financial statements located in Part I Item 1 of this Form 10-Q is incorporated herein by reference.
ITEM 1A.RISK FACTORS
We are exposed to certain risks and uncertainties that could have a material adverse effect on our business, financial condition and operating results. There have been no material changes to the Risk Factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The risks described herein or in our Annual Report on Form 10-K are not the only risks facing us. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor to assess the effect such risk factors might have on our business, financial condition and operating results, or the extent to which any such risk factor or combination of risk factors may effect our business, financial condition and operating results, or the extent to which any such risk factor or combination of risk factors may affect our business, financial condition and operating results.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) Not applicable.
(c) Purchase of equity securities by the issuer and affiliated purchasers. The following table provides information relating to our purchase of shares of our common stock in the first quarter of 2019. These purchases reflect shares withheld upon vesting of restricted stock for tax withholding obligations. We generally intend to continue to satisfy tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares.
In February 2017, our Board of Directors authorized the repurchase of up to $400 million of our then outstanding common stock over the next three years, including $112 million that remained authorized under earlier repurchase programs. We generally acquire the shares through open market or privately negotiated transactions and have historically used cash from operations. The repurchase program does not obligate us to repurchase shares within any specific time. We did not repurchase any shares through this program in the three months ended March 31, 2019.

Period	Total Number of Shares Purchased (1)	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares That May Yet be Purchased Under These Plans or Programs (Millions)
January 2019	26,731	$31.55	—	$231
February 2019	25,005	34.78	—	231
March 2019	718	34.33	—	231
Total	52,454	$33.12	—	$231

(1)	Shares withheld upon vesting of restricted stock and share settled restricted stock units in the first quarter of 2019.

INDEX TO EXHIBITS
TO
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2019

Exhibit Number		Description

*31.1	—	Certification of Brian J. Kesseler under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2		Certification of Roger J. Wood under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.3	—	Certification of Jason M. Hollar under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of Brian J. Kesseler, Roger J. Wood and Jason M. Hollar under Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	—	XBRL Instance Document.

*101.SCH	—	XBRL Taxonomy Extension Schema Document.

*101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, Tenneco Inc. has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TENNECO INC.

By:	/S/ JASON M. HOLLAR
Jason M. Hollar
Executive Vice President and Chief Financial Officer (on behalf of the Registrant)

TENNECO INC.

By:	/s/ JOHN S. PATOUHAS
John S. Patouhas
Vice President and Chief Accounting Officer (principal accounting officer)

Dated: May 9, 2019