Form 10-Q
period 2019-06-30
TENNECO INC
filed 2019-08-06
CIK 1024725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-12387
TENNECO INC.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of
incorporation or organization)

500 North Field Drive, Lake Forest, Illinois
(Address of principal executive offices)

76-0515284
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐      No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The number of shares of Class A Voting Common Stock, par value $0.01 per share: 57,126,858 shares outstanding as of August 2, 2019. The number of shares of Class B Non-Voting Common Stock, par value $0.01 per share: 23,793,669 shares outstanding as of August 2, 2019.

*	No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, our prospects and business strategies. These forward-looking statements are included in various sections of this report. The words “may,” “will,” “believe,” “should,” “could,” “plan,” “expect,” “anticipate,” “estimate,” and similar expressions (and variations thereof), identify these forward-looking statements. Although we believe the expectations reflected in these forward-looking statements are based on reasonable assumptions, these expectations may not prove to be correct. Because these forward-looking statements are also subject to risks and uncertainties, actual results may differ materially from the expectations expressed in the forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include:

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

•
changes in consumer demand for our original equipment products or aftermarket products, or changes in automotive and commercial vehicle manufacturers’ production rates and their actual and forecasted requirements for our products, due to difficult economic conditions and/or regulatory or legal changes affecting internal combustion engines and/or aftermarket products;

•
our dependence on certain large customers, including the loss of any of our large original equipment manufacturer customers (on whom we depend for a substantial portion of our revenues), or the loss of market shares by these customers if we are unable to achieve increased sales to other customers or any change in customer demand due to delays in the adoption or enforcement of worldwide emissions regulations;

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

•	increasing competition from lower cost, private-label products;

•	damage to the reputation of one or more of our leading brands;

•	the effect of improvements in automotive parts on aftermarket demand for some of our products;

•	industrywide strikes, labor disruptions at our facilities or any labor or other economic disruptions at any of our significant customers or suppliers or any of our customers’ other suppliers;

•	developments relating to our intellectual property, including our ability to adapt to changes in technology;

•	costs related to product warranties and other customer satisfaction actions;

•
the failure or breach of our information technology systems, including the consequences of any misappropriation, exposure or corruption of sensitive information stored on such systems and the interruption to our business such failure or breach may cause;

•	the effect of consolidation among vehicle parts suppliers and customers on our ability to compete in the highly competitive automotive and commercial vehicle supplier industry;

•	changes in distribution channels or competitive conditions in the markets and countries where we operate;

•	the evolution towards autonomous vehicles, and car and ride sharing;

•	customer acceptance of new products;

•	our ability to successfully integrate, and benefit from, any acquisitions we complete;

•	our ability to effectively manage our joint ventures and other third-party relationships;

•	the potential impairment in the carrying value of our long-lived assets, goodwill, or indefinite-lived intangible assets or our inability to realize our deferred tax assets;

•
the negative effect of fuel price volatility on transportation and logistics costs, raw material costs, discretionary purchases of vehicles or aftermarket products, and demand for off-highway equipment;

•
increases in the costs of raw materials or components, including our ability to successfully reduce the effect of any such cost increases through materials substitutions, cost reduction initiatives, customer recovery, and other methods;

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

•
the effect of the extensive, increasing, and changing laws and regulations to which we are subject, including environmental laws and regulations, which may result in our incurrence of environmental liabilities in excess of the amount reserved or increased costs or loss of revenues relating to products subject to changing regulation;

•	potential volatility in our effective tax rate;

•
disasters, such as fires, earthquakes and flooding, and any resultant disruptions in the supply or production of goods or services to us or by us, in demand by our customers or in the operation of our system, disaster recovery capabilities or business continuity capabilities;

•
acts of war and/or terrorism, as well as actions taken or to be taken by the United States and other governments as a result of further acts or threats of terrorism, and the effect of these acts on economic, financial, and social conditions in the countries where we operate;

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
In addition, important factors related to the acquisition of Federal-Mogul LLC ("Federal-Mogul") and the planned separation of our company into a powertrain technology company and an aftermarket and ride performance company that could cause actual results to differ materially from the expectations reflected in the forward-looking statements, including:

•
the risk the Company may not complete a separation of its powertrain technology business and its aftermarket and ride performance business (or achieve some or all of the anticipated benefits of the separation);

•	the risk the combined company and each separate company following the separation will underperform relative to our expectations;

•	the ongoing transaction costs and risk we may incur greater costs following separation of the business;

•	the risk the spin-off is determined to be a taxable transaction;

•	the risk the benefits of the acquisition of Federal-Mogul, including synergies, may not be fully realized or may take longer to realize than expected;

•	the risk the acquisition of Federal-Mogul may not advance our business strategy;

•	the risk we may experience difficulty integrating or separating employees or operations; and

•
the risk the transaction may have an adverse effect on existing arrangements with us, including those related to transition, manufacturing and supply services, and tax matters; our ability to retain and hire key personnel; or our ability to maintain relationships with customers, suppliers or other business partners.

The risks included here are not exhaustive. Refer to “Part II, Item 1A — Risk Factors” herein and “Part I, Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018 for further discussion regarding our exposure to risks. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor to assess the effect such risk factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Unless otherwise indicated in this report, the forward-looking statements in this report are made as of the date of this report, and, except as required by law, the Company does not undertake any obligation, and disclaims any obligation, to publicly disclose revisions or updates to any forward-looking statements.

PART I
FINANCIAL INFORMATION

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)
(in millions, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Net sales and operating revenues	$4,504	$2,533	$8,988	$5,114

Costs and expenses
Cost of sales	3,793	2,134	7,657	4,327
Selling, general, and administrative	288	154	604	305
Depreciation and amortization	169	60	338	120
Engineering, research, and development	78	39	170	79
Restructuring charges and asset impairments	61	29	85	41
Goodwill impairment charge	—	—	60	—
	4,389	2,416	8,914	4,872
Other expense (income)
Non-service pension and other postretirement benefit costs (credits)	4	3	6	6
Equity in (earnings) losses of nonconsolidated affiliates, net of tax	(17)	—	(33)	—
Other expense (income), net	(13)	3	(16)	3
	(26)	6	(43)	9
Earnings (loss) before interest expense, income taxes, and noncontrolling interests	141	111	117	233
Interest expense	82	22	163	45
Earnings (loss) before income taxes and noncontrolling interests	59	89	(46)	188
Income tax expense (benefit)	14	26	14	51
Net income (loss)	45	63	(60)	137
Less: Net income (loss) attributable to noncontrolling interests	19	16	31	30
Net income (loss) attributable to Tenneco Inc.	$26	$47	$(91)	$107
Earnings (loss) per share
Basic earnings (loss) per share:
Earnings (loss) per share	$0.32	$0.92	$(1.13)	$2.08
Weighted average shares outstanding	80,920,825	51,258,668	80,897,731	51,232,639
Diluted earnings (loss) per share:
Earnings (loss) per share	$0.32	$0.92	$(1.13)	$2.07
Weighted average shares outstanding	80,920,825	51,607,224	80,897,731	51,546,015
See accompanying notes to the condensed consolidated financial statements.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$45	$63	$(60)	$137
Other comprehensive income (loss) — net of tax
Foreign currency translation adjustment	(18)	(99)	17	(72)
Cash flow hedges	(3)	—	1	—
Defined benefit plans	(2)	4	(1)	7
	(23)	(95)	17	(65)
Comprehensive income (loss)	22	(32)	(43)	72
Less: Comprehensive income (loss) attributable to noncontrolling interests	18	9	36	31
Comprehensive income (loss) attributable to common shareholders	$4	$(41)	$(79)	$41
See accompanying notes to the condensed consolidated financial statements.

TENNECO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except shares)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$384	$697
Restricted cash	6	5
Receivables:
Customer notes and accounts, net	2,754	2,487
Other	93	85
Inventories	2,207	2,245
Prepayments and other current assets	550	590
Total current assets	5,994	6,109
Property, plant and equipment, net	3,569	3,501
Long-term receivables, net	10	10
Goodwill	799	869
Intangibles, net	1,649	1,519
Investments in nonconsolidated affiliates	531	544
Deferred income taxes	480	467
Other assets	560	213
Total assets	$13,592	$13,232
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt, including current maturities of long-term debt	$170	$153
Accounts payable	2,725	2,759
Accrued compensation and employee benefits	391	343
Accrued income taxes	—	64
Accrued expenses and other current liabilities	1,024	1,001
Total current liabilities	4,310	4,320
Long-term debt	5,508	5,340
Deferred income taxes	110	88
Pension and postretirement benefits	1,129	1,167
Deferred credits and other liabilities	546	263
Commitments and contingencies (Note 13)
Total liabilities	11,603	11,178
Redeemable noncontrolling interests	145	138
Tenneco Inc. shareholders’ equity:
Preferred stock — $0.01 par value; none issued	—	—
Class A voting stock — $0.01 par value; shares issued: June 30, 2019 — 71,746,952 and December 31, 2018 — 71,675,379	1	1
Class B non-voting convertible stock — $0.01 par value; shares issued: June 30, 2019 — 23,793,669 and December 31, 2018 — 23,793,669	—	—
Additional paid-in capital	4,371	4,360
Accumulated other comprehensive loss	(680)	(692)
Accumulated deficit	(1,124)	(1,013)
	2,568	2,656
Shares held as treasury stock — at cost: June 30, 2019 and December 31, 2018 — 14,592,888 shares	(930)	(930)
Total Tenneco Inc. shareholders’ equity	1,638	1,726
Noncontrolling interests	206	190
Total equity	1,844	1,916
Total liabilities, redeemable noncontrolling interests and equity	$13,592	$13,232
See accompanying notes to the condensed consolidated financial statements.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended June 30,
	2019	2018
Operating Activities
Net income (loss)	$(60)	$137
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Goodwill impairment charge	60	—
Depreciation and amortization	338	120
Deferred income taxes	(14)	(9)
Stock-based compensation	13	7
Restructuring charges and asset impairments, net of cash paid	14	10
Change in pension and other postretirement benefit plans	(32)	2
Equity in earnings of nonconsolidated affiliates	(33)	—
Cash dividends received from nonconsolidated affiliates	27	—
Loss (gain) on sale of assets	(1)	—
Changes in operating assets and liabilities:
Receivables	(401)	(233)
Inventories	101	(51)
Payables and accrued expenses	48	206
Accrued interest and accrued income taxes	(66)	(2)
Other assets and liabilities	(94)	(109)
Net cash provided (used) by operating activities	(100)	78
Investing Activities
Proceeds from sale of assets	5	5
Net proceeds from sale of business	22	—
Cash payments for property, plant, and equipment	(379)	(174)
Acquisition of business, net of cash acquired	(158)	—
Proceeds from deferred purchase price of factored receivables	147	66
Other	(1)	2
Net cash used by investing activities	(364)	(101)
Financing Activities
Proceeds from term loans and notes	111	9
Repayments of term loans and notes	(190)	(28)
Borrowings on revolving lines of credit	4,525	2,669
Payments on revolving lines of credit	(4,254)	(2,614)
Issuance (repurchase) of common shares	(2)	(1)
Cash dividends	(20)	(25)
Net increase (decrease) in bank overdrafts	(8)	(7)
Other	(1)	(22)
Distributions to noncontrolling interest partners	(20)	(28)
Net cash provided (used) by financing activities	141	(47)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	11	(11)
Decrease in cash, cash equivalents and restricted cash	(312)	(81)
Cash, cash equivalents and restricted cash, beginning of period	702	318
Cash, cash equivalents and restricted cash, end of period	$390	$237
Supplemental Cash Flow Information
Cash paid during the period for interest	$145	$40
Cash paid during the period for income taxes, net of refunds	$100	$56
Non-cash Investing Activities
Period end balance of accounts payable for property, plant, and equipment	$116	$54
Deferred purchase price of receivables factored in the period	$52	$71
See accompanying notes to the condensed consolidated financial statements.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

	Tenneco Inc. Shareholders' equity
	$0.01 Par Value Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit		Accumulated Other Comprehensive Income (Loss)	Total Tenneco Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2018	$1	$(930)	$4,360	$(1,013)		$(692)	$1,726	$190	$1,916
Net income (loss)	—	—	—	(117)		—	(117)	7	(110)
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustments						29	29	4	33
Derivatives						4	4	—	4
Defined benefit plans						1	1	—	1
Comprehensive income (loss)							(83)	11	(72)
Stock-based compensation, net	—	—	5	—	—	—	5	—	5
Cash dividends ($0.25 per share)	—	—	—	(20)		—	(20)	—	(20)
Purchase accounting measurement period adjustment	—	—	—	—		—	—	(1)	(1)
Distributions declared to noncontrolling interests	—	—	—	—		—	—	(1)	(1)
Balance as of March 31, 2019	1	(930)	4,365	(1,150)		(658)	1,628	199	1,827
Net income (loss)	—	—	—	26		—	26	9	35
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustments						(17)	(17)	—	(17)
Derivatives						(3)	(3)	—	(3)
Defined benefit plans						(2)	(2)	—	(2)
Comprehensive income (loss)							4	9	13
Stock-based compensation, net	—	—	6	—		—	6	—	6
Distributions declared to noncontrolling interests	—	—	—	—		—	—	(2)	(2)
Balance as of June 30, 2019	$1	$(930)	$4,371	$(1,124)		$(680)	$1,638	$206	$1,844

	Tenneco Inc. Shareholders' equity
	$0.01 Par Value Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Tenneco Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2017	$1	$(930)	$3,112	$(1,009)	$(538)	$636	$46	$682
Net Income (loss)	—	—	—	60	—	60	7	67
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustments					19	19	7	26
Defined benefit plans					3	3	—	3
Comprehensive income (loss)						82	14	96
Adjustments to adopt new accounting standards	—	—	—	(1)	—	(1)	—	(1)
Stock-based compensation, net	—	—	3	—	—	3	—	3
Cash dividends ($0.25 per share)	—	—	—	(13)	—	(13)	—	(13)
Balance as of March 31, 2018	1	(930)	3,115	(963)	(516)	707	60	767
Net Income (loss)	—	—	—	47	—	47	7	54
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustments					(92)	(92)	(5)	(97)
Derivatives					—	—	—	—
Defined benefit plans					4	4	—	4
Comprehensive income (loss)						(41)	2	(39)
Stock-based compensation, net	—	—	3	—	—	3	—	3
Cash dividends ($0.25 per share)	—	—	—	(12)	—	(12)		(12)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(18)	(18)
Balance as of June 30, 2018	$1	$(930)	$3,118	$(928)	$(604)	$657	$44	$701

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

2. Summary of Significant Accounting Policies

Basis of Presentation — Interim Financial Statements
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments (consisting of normal recurring adjustments) management believes are necessary to fairly state the results of operations, comprehensive income, financial position, changes in shareholders' equity, and cash flows. The Company's management believes the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission on March 18, 2019. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

The Company expects to separate its businesses to form two new, independent publicly traded companies, an Aftermarket and Ride Performance company ("DRiV") and a new Powertrain Technology company ("New Tenneco"). The Company currently expects the separation of the businesses to occur through a spinoff transaction of DRiV in mid-2020. In preparation for the spinoff, the Company began to manage and report its DRiV businesses through two new operating segments, in the first quarter of 2019, as compared to the three operating segments it had previously reported. The DRiV operating segments consist of Motorparts and Ride Performance. The new Motorparts operating segment consists of the previously reported Aftermarket operating segment as well as the aftermarket portion of the previously reported Motorparts operating segment. The Ride Performance operating segment consists of the previously reported Ride Performance operating segment as well as the OE Braking business that was included in the previously reported Motorparts operating segment. As such, prior period operating segment results and related disclosures have been conformed to reflect the Company's current operating segments. The future New Tenneco consists of two existing operating segments, Powertrain and Clean Air. See Note 17, Segment Information.

Redeemable Noncontrolling Interests — The Company has noncontrolling interests with redemption features. These redemption features could require the Company to make an offer to purchase the noncontrolling interests at fair value in the event of a change in control of Tenneco Inc. or certain of its subsidiaries. The redemption of these redeemable noncontrolling interests is not solely within the Company's control. Accordingly, these noncontrolling interests are presented in the temporary equity section of the Company's condensed consolidated balance sheets. The Company does not believe it is probable the redemption features related to these noncontrolling interest securities will be triggered, as a change in control event is generally not probable until it occurs, except as discussed in Note 3, Acquisitions and Divestitures, for the redeemable noncontrolling interests from the Acquisitions.

The following is a rollforward of activities in the Company's redeemable noncontrolling interests:

	Six Months Ended June 30,
	2019	2018
Balance at beginning of period	$138	$42
Net income (loss) attributable to redeemable noncontrolling interests	15	16
Other comprehensive income (loss)	1	(1)
Acquisition and other	16	—
Purchase accounting measurement period adjustment	(8)	—
Dividends declared	(17)	(19)
Balance at end of period	$145	$38

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

Earnings (loss) per share — Basic earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average shares outstanding during the period. Diluted earnings (loss) per share reflects the weighted average effect of all potentially dilutive securities from the date of issuance. Actual weighted average shares outstanding used in calculating earnings (loss) per share were:

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

	Three Months Ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Weighted average shares of common stock outstanding	80,920,825	51,258,668	80,897,731	51,232,639
Effect of dilutive securities:
Restricted stock, PSUs and RSUs	—	298,826	—	251,971
Stock options	—	49,730	—	61,405
Dilutive shares outstanding	80,920,825	51,607,224	80,897,731	51,546,015

For the three and six months ended June 30, 2019, the calculation of diluted earnings (loss) per share excluded 1,990,099 and 1,850,850 of share-based awards, as the effect on the calculation would have been anti-dilutive. For the three and six months ended June 30, 2018, the calculation of diluted earnings (loss) per share excluded 123,773 and 123,947 of share-based awards, as the effect on the calculation would have been anti-dilutive.

Revision of Previously Issued Financial Statements
The Company identified an error in the accounting for certain costs capitalized into inventory that did not constitute inventoriable costs in its historical financial statements. The Company also revised for other immaterial errors related to various line items. As a result, certain amounts in the condensed consolidated financial statements have been revised for the three and six month periods ended June 30, 2018. These revisions were not material to the previously issued financial statements and are presented in the tables below.

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

The following tables present the effects of these reclassifications and revisions for the condensed consolidated financial statement line items adjusted in the affected periods included within this quarterly report:

	Three Months Ended June 30, 2018
	As Reported	Reclasses	As Reclassified	Revisions	As Revised
Condensed consolidated statement of income (loss)
Revenues
Net sales and operating revenues	$2,537	$—	$2,537	$(4)	$2,533
Costs and expenses
Cost of sales	2,159	(23)	2,136	(2)	2,134
Selling, general, and administrative	156	(2)	154	—	154
Depreciation and amortization	59	—	59	1	60
Engineering, research, and development	42	(4)	38	1	39
Restructuring charges and asset impairments	—	29	29	—	29
	2,416	—	2,416	—	2,416
Other expense (income)
Loss on sale of receivables	2	(2)	—	—	—
Non-service pension and other postretirement benefit costs (credits)	—	3	3	—	3
Other expense (income), net	6	(3)	3	—	3
	8	(2)	6	—	6
Earnings (loss) before interest expense, income taxes, and noncontrolling interests	113	2	115	(4)	111
Interest expense	20	2	22	—	22
Earnings (loss) before income taxes and noncontrolling interests	93	—	93	(4)	89
Income tax expense (benefit)	27	—	27	(1)	26
Net income (loss)	66	—	66	(3)	63
Less: Net income (loss) attributable to noncontrolling interests	16	—	16	—	16
Net income (loss) attributable to Tenneco Inc.	$50	$—	$50	$(3)	$47
Earnings (loss) per share
Basic earnings (loss) per share of common stock	$0.98	$—	$0.98	$(0.06)	$0.92
Diluted earnings (loss) per share of common stock	$0.98	$—	$0.98	$(0.06)	$0.92

	Three Months Ended June 30, 2018
	As Reported	Reclasses	As Reclassified	Revisions	As Revised
Condensed consolidated statement of comprehensive income (loss)
Net income (loss)	$66	$—	$66	$(3)	$63
Other comprehensive income (loss)—net of tax
Foreign currency translation adjustment	(100)	—	(100)	1	(99)
Defined benefit plans	4	—	4	—	4
	(96)	—	(96)	1	(95)
Comprehensive income (loss)	(30)	—	(30)	(2)	(32)
Less: Comprehensive income (loss) attributable to noncontrolling interests	9	—	9	—	9
Comprehensive income (loss) attributable to common shareholders	$(39)	$—	$(39)	$(2)	$(41)

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

	Six months ended June 30, 2018
	As Reported	Reclasses	As Reclassified	Revisions	As Revised
Condensed consolidated statement of income (loss)
Revenues
Net sales and operating revenues	$5,111	$—	$5,111	$3	$5,114
Costs and expenses
Cost of sales	4,357	(32)	4,325	2	4,327
Selling, general, and administrative	309	(4)	305	—	305
Depreciation and amortization	118	—	118	2	120
Engineering, research, and development	83	(5)	78	1	79
Restructuring charges and asset impairments	—	41	41	—	41
	4,867	—	4,867	5	4,872
Other expense (income)
Loss on sale of receivables	5	(5)	—	—	—
Non-service pension and other postretirement benefit costs (credits)	—	6	6	—	6
Other expense (income), net	9	(6)	3	—	3
	14	(5)	9	—	9
Earnings (loss) before interest expense, income taxes, and noncontrolling interests	230	5	235	(2)	233
Interest expense	40	5	45	—	45
Earnings (loss) before income taxes and noncontrolling interests	190	—	190	(2)	188
Income tax expense (benefit)	52	—	52	(1)	51
Net income (loss)	138	—	138	(1)	137
Less: Net income (loss) attributable to noncontrolling interests	30	—	30	—	30
Net income (loss) attributable to Tenneco Inc.	$108	$—	$108	$(1)	$107
Earnings (loss) per share
Basic earnings (loss) per share of common stock	$2.12	$—	$2.12	$(0.04)	$2.08
Diluted earnings (loss) per share of common stock	$2.10	$—	$2.10	$(0.03)	$2.07

	Six months ended June 30, 2018
	As Reported	Reclasses	As Reclassified	Revisions	As Revised
Condensed consolidated statement of comprehensive income (loss)
Net income (loss)	$138	$—	$138	$(1)	$137
Other comprehensive income (loss)—net of tax
Foreign currency translation adjustment	(73)	—	(73)	1	(72)
Defined benefit plans	7	—	7	—	7
	(66)	—	(66)	1	(65)
Comprehensive income (loss)	72	—	72	—	72
Less: Comprehensive income (loss) attributable to noncontrolling interests	31	—	31	—	31
Comprehensive income (loss) attributable to common shareholders	$41	$—	$41	$—	$41

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

	Six months ended June 30, 2018
	As Reported	Reclasses	As Reclassified	Revisions	As Revised
Condensed consolidated statements of cash flow
Operating Activities
Net income (loss)	$138	$—	$138	$(1)	$137
Net cash provided by (used by) operating activities	78	—	78	—	78

Investing Activities
Net cash used by investing activities	(101)	—	(101)	—	(101)

Financing Activities
Proceeds from term loans and notes	—	—	—	9	9
Repayments of term loans and notes	—	(12)	(12)	(16)	(28)
Retirement of long-term debt	(12)	12	—	—	—
Borrowings on revolving lines of credit	—	—	—	2,669	2,669
Payments on revolving lines of credit	—	—	—	(2,614)	(2,614)
Net increase (decrease) in revolver borrowings	48	—	48	(48)	—
Issuance (repurchase) of common shares	(1)	—	(1)	—	(1)
Cash dividends	(25)	—	(25)	—	(25)
Debt issuance cost of long-term debt	(2)	2	—	—	—
Purchase of common stock under the share repurchase program	—	—	—	—	—
Net increase (decrease) in bank overdrafts	(7)	—	(7)	—	(7)
Net increase (decrease) in short-term borrowings secured by accounts receivable	(20)	20	—	—	—
Other	—	(22)	(22)	—	(22)
Distributions to noncontrolling interest partners	(28)	—	(28)	—	(28)
Net cash provided by (used by) financing activities	(47)	—	(47)	—	(47)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(11)	—	(11)	—	(11)
Increase (decrease) in cash, cash equivalents and restricted cash	(81)	—	(81)	—	(81)
Cash, cash equivalents and restricted cash, beginning of period	318	—	318	—	318
Cash, cash equivalents and restricted cash, end of period	$237	$—	$237	$—	$237

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

	Three Months Ended June 30, 2018
	As Reported	Revisions	As Revised
Condensed consolidated statements of changes in shareholders' equity
Accumulated Deficit
Balance March 31	$(902)	$(61)	$(963)
Net income (loss) attributable to Tenneco Inc.	50	(3)	47
Cash dividends declared	(12)	—	(12)
Balance June 30	$(864)	$(64)	$(928)
Accumulated Other Comprehensive Income (loss)
Balance March 31	$(519)	$3	$(516)
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustment	(93)	1	(92)
Defined benefit plans	4	—	4
Balance June 30	$(608)	$4	$(604)
Total Tenneco Inc. Shareholders' Equity
Balance March 31	$765	$(58)	$707
Net income (loss) attributable to Tenneco Inc.	50	(3)	47
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustment	(93)	1	(92)
Defined benefit plans	4	—	4
Comprehensive income (loss)	(39)	(2)	(41)
Cash dividends	(12)	—	(12)
Common Stock Issued	3	—	3
Balance June 30	$717	$(60)	$657
Total Equity
Balance March 31	$825	$(58)	$767
Net income (loss)	57	(3)	54
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustment	(98)	1	(97)
Defined benefit plans	4	—	4
Comprehensive income (loss)	(37)	(2)	(39)
Common Stock Issued	3	—	3
Cash dividends	(30)	—	(30)
Balance June 30	$761	$(60)	$701

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

	Six months ended June 30, 2018
	As Reported	Revisions	As Revised
Condensed consolidated statements of changes in shareholders' equity
Accumulated Deficit
Balance January 1	$(946)	$(63)	$(1,009)
Net income (loss) attributable to Tenneco Inc.	108	(1)	107
Cash dividends declared	(25)	—	(25)
Adjustments to adopt new accounting standards	(1)	—	(1)
Balance June 30	$(864)	$(64)	$(928)
Accumulated Other Comprehensive Income (loss)
Balance January 1	$(541)	$3	$(538)
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustment	(74)	1	(73)
Defined benefit plans	7	—	7
Balance June 30	$(608)	$4	$(604)
Total Tenneco Inc. Shareholders' Equity
Balance January 1	$696	$(60)	$636
Net income (loss) attributable to Tenneco Inc.	108	(1)	107
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustment	(74)	1	(73)
Defined benefit plans	7	—	7
Comprehensive income (loss)	41	—	41
Adjustments to adopt new accounting standards	(1)	—	(1)
Cash dividends	(25)	—	(25)
Common Stock Issued	6	—	6
Balance June 30	$717	$(60)	$657
Total Equity
Balance January 1	$742	$(60)	$682
Net income (loss)	122	(1)	121
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustment	(72)	1	(71)
Defined benefit plans	7	—	7
Comprehensive income (loss)	57	—	57
Common Stock Issued	6	—	6
Cash dividends	(43)	—	(43)
Adjustments to adopt new accounting standards	(1)	—	(1)
Balance June 30	$761	$(60)	$701

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

Leases — In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update supersedes the lease requirements in Topic 840, Leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. For public business entities, the standard is effective for financial statements issued for annual periods beginning after December 15, 2018, and interim periods within those annual periods. The Company adopted this update on January 1, 2019 using the modified retrospective method without the recasting of comparative periods’ financial information, as permitted by the transition guidance.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

The Company adopted the package of practical expedients that allows companies to not reassess its previous conclusions related to contracts that contain leases, existing lease classification, and initial direct costs, and to carry forward its historical conclusions. It elected the land easements practical expedient allowing the Company not to reassess whether existing or expired land easements not accounted for as leases under previous guidance are or contain leases under the new guidance. It also did not adopt the hindsight practical expedient and has also made an accounting policy election to exempt leases with an initial term of twelve months or less from balance sheet recognition. Instead, short-term leases will be expensed over the lease term. As a part of the implementation effort, the Company reviewed its internal control structure and modified and augmented existing controls, as necessary.

The adoption of the new standard resulted in the recording of additional lease assets and lease liabilities of $387 million and $383 million, and a reduction of favorable lease intangibles of $4 million as of January 1, 2019. The standard did not materially affect the Company's condensed consolidated financial position or results of operations and had no effect on cash flows. See Note 14, Leases.

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

Öhlins Intressenter AB Acquisition
The purchase price for the 90.5% ownership interest in Öhlins was $162 million. The remaining 9.5% ownership interest in Öhlins (the “KÖ Interest”) was retained by K Öhlin Holding AB (“Köhlin”). Köhlin has an irrevocable right at any time after the third anniversary of the Öhlins Acquisition to sell the KÖ Interest to the Company. As the redemption of this redeemable noncontrolling interest is not solely within the Company's control, the noncontrolling interest is presented in the temporary equity section of the Company's condensed consolidated balance sheets. The fair value of the KÖ Interest was $17 million and represents its current redemption value at June 30, 2019.

The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the acquisition date and the measurement period adjustments made during the six months ended June 30, 2019:

	Initial Allocation	Adjustments	Revised Allocation
Cash, cash equivalents and restricted cash	$4	$—	$4
Customer notes and accounts receivable	19	—	19
Inventories	31	—	31
Prepayments and other current assets	2	—	2
Property, plant, and equipment	8	—	8
Goodwill	28	2	30
Intangibles	135	(2)	133
Other assets	9	—	9
Total assets acquired	$236	$—	$236

Short-term debt, including current maturities of long-term debt	$10	$—	$10
Accounts payable	11	—	11
Accrued compensation and employee benefits	12	—	12
Deferred income taxes	18	—	18
Deferred credits and other liabilities	6	—	6
Total liabilities assumed	57	—	57
Redeemable noncontrolling interest	17	—	17
Net assets acquired	$162	$—	$162

The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the inventory, intangible assets, right of use assets, and deferred income tax assets and liabilities.

Goodwill of $30 million was recognized as part of the acquisition and is reflected in the Ride Performance segment. During the three months ended June 30, 2019, the Company adjusted the initial allocation of the total purchase consideration, which resulted in a $2 million increase to goodwill. The goodwill consists of the Company’s expected future economic benefits that will result from the acquisition of Öhlins’ technology, which will allow the Company to more rapidly grow its product offerings for current and future customers, as well as assist the Company in obtaining a larger share of business in developing mobility markets. None of the goodwill is deductible for tax purposes.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

Other intangible assets acquired include the following:

	Estimated Fair Value	Weighted-Average Useful Lives
Definite-lived intangible assets:
Customer platforms and relationships	$37	10 years
Technology rights	41	10 years
Total definite-lived intangible assets	78

Indefinite-lived intangible assets:
Trade names and trademarks	55
Total	$133

The Company recorded a $5 million step-up of inventory to its fair value as of the acquisition date based on the preliminary valuation and recognized $3 million and $5 million as a non-cash charge to cost of goods sold during the three and six months ended June 30, 2019 related to the amortization of this step-up, as the acquired inventory was sold.

Pro Forma Results
Pro forma results of operations have not been presented because the effects of the Öhlins Acquisition were not material to the Company’s condensed consolidated results of operations.

Acquisition of Federal-Mogul
During the six months ended June 30, 2019, the Company made measurement period adjustments based on further evaluation of available information to facts and circumstances that existed as of the acquisition date.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the acquisition date and the measurement period adjustments made during the six months ended June 30, 2019:

	Initial Allocation	Adjustments	Revised Allocation
Cash, cash equivalents and restricted cash	$277	$—	$277
Customer notes and accounts receivable	1,258	—	1,258
Other receivables	62	—	62
Inventories	1,551	(5)	1,546
Prepayments and other current assets	198	1	199
Property, plant and equipment	1,711	(28)	1,683
Long-term receivables	48	—	48
Goodwill	825	(40)	785
Intangibles	1,530	71	1,601
Investments in nonconsolidated affiliates	528	(15)	513
Deferred income taxes	166	—	166
Other assets	55	(6)	49
Total assets acquired	$8,209	$(22)	$8,187

Short-term debt, including current maturities of long-term debt	$130	$—	$130
Accounts payable	957	—	957
Accrued compensation and employee benefits	231	—	231
Accrued income taxes	49	—	49
Accrued expenses and other current liabilities	522	(8)	514
Long-term debt	1,315	—	1,315
Deferred income taxes	56	—	56
Pension and postretirement benefits	879	—	879
Deferred credits and other liabilities	124	(5)	119
Total liabilities assumed	4,263	(13)	4,250
Redeemable noncontrolling interests	96	(8)	88
Noncontrolling interests	143	(1)	142
Net assets and noncontrolling interests acquired	$3,707	$—	$3,707

The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair value of property, plant and equipment; intangible assets; unconsolidated affiliates; deferred income tax assets and liabilities; redeemable noncontrolling interests; and noncontrolling interests.

Goodwill of $412 million was allocated to the Powertrain segment, $318 million was allocated to the Motorparts segment, and $55 million was allocated to the Ride Performance segment. The goodwill consists of the Company's expected future economic benefits that will arise from expected future product sales and synergies from combining Federal-Mogul with its existing portfolio of products. None of the goodwill is deductible for tax purposes.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
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

The Company recorded a $152 million step-up of inventory to its fair value as of the acquisition date based on the preliminary valuation. The Company recognized $3 million and $44 million as a non-cash charge to cost of goods sold during the three and six months ended June 30, 2019 related to the amortization of this step-up, as the acquired inventory was sold. The Company recognized $105 million as a non-cash charge to cost of goods sold during the year ended December 31, 2018 and expects to recognize the remaining amortization of the inventory step-up during 2019.

In addition, the Company acquired $83 million in redeemable noncontrolling interests related to a subsidiary from the Federal-Mogul Acquisition. The Company initiated the process to make a tender offer for the shares it does not own due to the change in control in accordance with local regulations triggered by the acquisition. It is probable these shares will become redeemable during 2019 under the tender offer at a price that is representative of fair value and as a result, the noncontrolling interest is presented in the temporary equity section of the Company’s condensed consolidated balance sheets. The carrying amount for this redeemable noncontrolling interest represents its current redemption value at June 30, 2019.

The Company's condensed consolidated statements of income (loss) for the six months ended June 30, 2019 included net sales and operating revenues of $3,762 million and net income of $17 million associated with the operating results of Federal-Mogul.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales and operating revenues	$4,504	$4,618	$8,988	$9,298
Earnings (loss) before income taxes and noncontrolling interests	$171	$232	$201	$458
Net income (loss) attributable to Tenneco Inc.	$43	$78	$(27)	$171
Basic earnings (loss) per share of common stock	$0.54	$0.97	$(0.33)	$2.13
Diluted earnings (loss) per share of common stock	$0.54	$0.96	$(0.33)	$2.12

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

adjustments relating to fair value adjustments to inventory. Pro forma adjustments described above have been tax affected using the Company's effective rate during the respective periods.

Assets Held for Sale
On March 1, 2019, the Company sold its wipers business in the Motorparts segment for a sale price of $29 million, subject to adjustment based on terms of the sale agreement. Proceeds from the sale were $22 million, subject to customary working capital adjustments. Certain assets and liabilities of the business are still classified as held for sale within the condensed consolidated balance sheet as of June 30, 2019 and are expected to transfer in the second half of 2019.

The related assets and liabilities were classified as held for sale as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Assets
Inventories	$3	$33
Other current assets	—	5
Long-lived assets	1	23
Total assets held for sale	$4	$61
Liabilities
Accounts payable	$2	$21
Accrued liabilities	—	7
Other liabilities	1	11
Total liabilities held for sale	$3	$39

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

For the three and six months ended June 30, 2019 and 2018, restructuring charges, net and asset impairments by segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Clean Air	$15	$17	$20	$18
Powertrain	17	—	18	—
Ride Performance	22	9	35	17
Motorparts	7	1	11	4
Corporate	—	2	1	2
	$61	$29	$85	$41

Presented within the table above are asset impairments of $1 million in the Clean Air segment and $1 million in the Motorparts segment incurred during the three and six months ended June 30, 2019.

During the three and six months ended June 30, 2019, the Company incurred $3 million and $9 million in restructuring and related costs and reduced previously recorded estimates by $2 million related to a restructuring plan designed to achieve a portion of the synergies the Company anticipates achieving in connection with the Federal-Mogul Acquisition. Pursuant to the plan, the Company will reduce its headcount globally across all segments. The Company began implementing headcount reductions in January 2019 and these actions will continue throughout 2019. The Federal-Mogul Acquisition is discussed further in Note 3, Acquisitions and Divestitures. During the three and six months ended June 30, 2019, the Company also incurred $17 million and $28 million in restructuring and related costs related to plant relocation and closures within its Ride Performance segment. The Company expects the actions to be completed by the second quarter of 2020.

During the three and six months ended June 30, 2018, the Company incurred $7 million and $14 million in restructuring and related costs related to the accelerated move of the Beijing Ride Performance plant.

Restructuring Reserve Rollforward
Amounts related to activities that were charges to restructuring reserves, including costs incurred to support future structural cost reductions, by reportable segments are as follows:

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

	Reportable Segments
	Clean Air	Powertrain	Ride Performance	Motorparts	Total Reportable Segments	Corporate	Total
Balance as of December 31, 2018	$17	$15	$25	$43	$100	$3	$103
Provisions	5	1	13	4	23	1	24
Payments	(6)	(3)	(13)	(14)	(36)	(2)	(38)
Balance as of March 31, 2019	16	13	25	33	87	2	89
Provisions	14	17	22	8	61	—	61
Revisions to estimates	—	—	—	(2)	(2)	—	(2)
Payments	(2)	(4)	(19)	(7)	(32)	(1)	(33)
Balance as of June 30, 2019	$28	$26	$28	$32	$114	$1	$115

	Reportable Segments
	Clean Air	Powertrain	Ride Performance	Motorparts	Total Reportable Segments	Corporate	Total
Balance as of December 31, 2017	$14	$—	$7	$4	$25	$—	$25
Provisions	1	—	8	3	12	—	12
Payments	(5)	—	(9)	(2)	(16)	—	(16)
Balance as of March 31, 2018	10	—	6	5	21	—	21
Provisions	17	—	9	1	27	2	29
Payments	(3)	—	(10)	(2)	(15)	—	(15)
Balance as of June 30, 2018	$24	$—	$5	$4	$33	$2	$35

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

The following table provides a summary of the Company's restructuring liabilities and related activity for each type of exit costs:

	Employee Costs	Facility Closure and Other Costs	Total
Balance as of December 31, 2018	$98	$5	$103
Provisions	11	13	24
Payments	(25)	(13)	(38)
Balance as of March 31, 2019	84	5	89
Provisions	44	17	61
Revisions to estimates	(2)	—	(2)
Payments	(16)	(17)	(33)
Balance as of June 30, 2019	$110	$5	$115

	Employee Costs	Facility Closure and Other Costs	Total
Balance as of December 31, 2017	$19	$6	$25
Provisions	10	2	12
Payments	(13)	(3)	(16)
Balance as of March 31, 2018	16	5	21
Provisions	26	3	29
Payments	(12)	(3)	(15)
Balance as of June 30, 2018	$30	$5	$35

5. Inventories

At June 30, 2019 and December 31, 2018, inventory consists of the following:

	June 30, 2019	December 31, 2018
Finished goods	$1,110	$1,116
Work in process	497	562
Raw materials	489	457
Materials and supplies	111	110
	$2,207	$2,245

6. Goodwill and Other Intangible Assets

At June 30, 2019 and December 31, 2018, goodwill consists of the following:

	Six Months Ended June 30, 2019
	Clean Air	Powertrain	Ride Performance	Motorparts	Total
Gross carrying amount at December 31, 2018	$22	$388	$210	$611	$1,231
Measurement period adjustments	—	21	—	(67)	(46)
Acquisitions	—	—	28	—	28
Gross carrying amount at March 31, 2019	22	409	238	544	1,213
Measurement period adjustments	—	3	2	3	8
Foreign exchange	—	—	—	—	—
Gross carrying amount at June 30, 2019	22	412	240	547	1,221

Accumulated impairment loss at December 31, 2018	—	—	(143)	(219)	(362)
Impairment	—	—	(60)	—	(60)
Accumulated impairment loss at March 31, 2019	—	—	(203)	(219)	(422)
Foreign exchange	—	—	—	—	—
Accumulated impairment loss at June 30, 2019	—	—	(203)	(219)	(422)

Net carrying value at end of period	$22	$412	$37	$328	$799

The Öhlins Acquisition resulted in $30 million of goodwill which was included in the Ride Performance segment. During the six months ended June 30, 2019, the Company made the following adjustments to goodwill in the measurement period to the preliminary purchase price allocation for the Acquisitions:

•	an increase of $2 million for the Öhlins Acquisition; and

•	a net decrease of $40 million for the Federal-Mogul Acquisition.

The purchase price allocations for the Acquisitions are preliminary and subject to finalization. The Company's current estimates and assumptions may change as a result. See Note 3, Acquisitions and Divestitures for additional information.

During the first quarter of 2019, the Company reorganized the reporting structure of its Aftermarket, Ride Performance, and Motorparts segments and the underlying reporting units within those segments. The Company reassigned assets and liabilities (excluding goodwill) to the reporting units affected. Goodwill was then reassigned to the reporting units using a relative fair value approach based on the fair value of the elements transferred and the fair value of the elements remaining within the original reporting units. The Company tested goodwill for impairment on a pre-reorganization basis and determined there was no impairment for the affected reporting units. The Company also performed an impairment analysis on a post-reorganization basis and determined $60 million of goodwill was impaired for two reporting units within its Ride Performance segment, one of which was a full impairment of the goodwill. As a result, this non-cash charge was recorded in the six months ended June 30, 2019. Goodwill allocated to other reporting units was supported by the valuation performed at that time.

During the three months ended June 30, 2019, the Company performed a review of potential triggering events, and concluded no events indicated it was more likely than not that the fair values of its reporting units had declined to below their carrying values at June 30, 2019. The Company considered the results of the post-reorganized reporting unit changes that occurred in the first quarter of 2019, which indicated nine reporting units with goodwill. Three of these nine reporting units have fair values that are within 15% of their carrying values and are reporting units that were acquired as part of the Acquisitions within the last year. The goodwill balance as of June 30, 2019 attributable to these three reporting units was $442 million. Management compared its future projected cash flows for these three reporting units as of June 30, 2019 compared to the future projected cash flows utilized in the valuation performed during the first quarter of 2019 and concluded there is no indication the carrying value of its reporting units would be less than their fair values.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

If the Company’s market capitalization remains at current levels for a sustained period of time or declines further, and if such a decline becomes indicative the fair value of its reporting units have declined to below their carrying values, the Company will need to determine the fair value of its reporting units which may result in a material non-cash goodwill impairment charge in a future period.

At June 30, 2019 and December 31, 2018, the Company's intangible assets consist of the following:

		June 30, 2019			December 31, 2018
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Customer relationships and platforms	10 years	$1,014	$(75)	$939	$964	$(24)	$940
Customer contract	10 years	8	(6)	2	8	(5)	3
Patents	10 to 17 years	1	(1)	—	1	(1)	—
Technology rights	10 to 30 years	136	(31)	105	98	(27)	71
Packaged kits know-how	10 years	54	(4)	50	36	(1)	35
Catalogs	10 years	40	(3)	37	—	—	—
Licensing agreements	3 to 5 years	63	(11)	52	66	(3)	63
Land use rights	28 to 46 years	46	(2)	44	44	(2)	42
		1,362	(133)	1,229	1,217	(63)	1,154
Indefinite-lived intangible assets:
Trade names and trademarks		420	—	420	365	—	365
Total		$1,782	$(133)	$1,649	$1,582	$(63)	$1,519

The Company recorded definite-lived and indefinite-lived intangible assets of $133 million as a result of the Öhlins Acquisition. During the six months ended June 30, 2019, the Company made the following adjustments to definite-lived and indefinite-lived intangible assets in the measurement period to the preliminary purchase price allocation for the Acquisitions:

•	a decrease of $2 million was recognized for the Öhlins Acquisition; and

•	a net increase of $71 million was recognized for the Federal-Mogul Acquisition.

The purchase price allocations for the Acquisitions are preliminary and subject to finalization. The Company's current estimates and assumptions may change as a result. See Note 3, Acquisitions and Divestitures for additional information.

The amortization expense associated with definite-lived intangible assets was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Amortization expense	$33	$—	$68	$1

The expected future amortization expense for the Company's definite-lived intangible assets is as follows:

	2019	2020	2021	2022	2023	2024 and thereafter	Total
Expected amortization expense	$70	$139	$138	$134	$130	$618	$1,229

7. Investment in Nonconsolidated Affiliates

The Company has investments in several nonconsolidated affiliates, which are primarily located in China, Korea, Turkey, and the U.S. The Company generally equates control to ownership percentage whereby investments more than 50% owned are consolidated.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

The Company's ownership interest in affiliates accounted for under the equity method is as follows:

	June 30, 2019	December 31, 2018
Anqing TP Goetze Piston Ring Company Limited (China)	35.7%	35.7%
Anqing TP Powder Metallurgy Co., Ltd (China)	20.0%	20.0%
Dongsuh Federal-Mogul Industrial Co. Ltd. (Korea)	50.0%	50.0%
Farloc Argentina SAIC Y F (Argentina)	23.9%	23.9%
Federal-Mogul Powertrain Otomotiv A.S. (Turkey)	50.0%	50.0%
Federal-Mogul TP Liner Europe Otomotiv Ltd. Sti. (Turkey)	25.0%	25.0%
Federal-Mogul TP Liners, Inc. (USA)	46.0%	46.0%
Frenos Hidraulicos Automotrices, S.A. de C.V. (Mexico)	49.0%	49.0%
JURID do Brasil Sistemas Automotivos Ltda. (Brazil)	19.9%	19.9%
KB Autosys Co., Ltd. (Korea)	33.6%	33.6%
Montagewerk Abgastechnik Emden GmbH (Germany)	50.0%	50.0%

The Company's investments in its nonconsolidated affiliates at June 30, 2019 and December 31, 2018 are:

	June 30, 2019	December 31, 2018
Investments in nonconsolidated affiliates	$531	$544

The following table represents the activity from the Company's investments in its nonconsolidated affiliates for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Equity earnings (losses) of nonconsolidated affiliates, net of tax	$17	$—	$33	$—
Cash dividends received from nonconsolidated affiliates	$12	$—	$27	$—

During the six months ended June 30, 2019, the Company made adjustments in the measurement period to the preliminary purchase price allocation for the Federal-Mogul Acquisition which resulted in a reduction to the fair value of its investments in nonconsolidated affiliates of $15 million. The purchase price allocation is preliminary and subject to the finalization. The Company's current estimates and assumptions may change as more information becomes available. See Note 3, Acquisitions and Divestitures, for additional information.

The following tables present summarized aggregated financial information of the Company's nonconsolidated affiliates for the three and six months ended June 30, 2019. The amounts represent 100% of the interest in the nonconsolidated affiliates and not the Company's proportionate share:

	Three Months Ended June 30, 2019
Statements of Income	Otomotiv A.S.	Anqing TP Goetze	Other	Total
Sales	$85	$39	$120	$244
Gross profit	$22	$10	$23	$55
Income from continuing operations	$17	$9	$11	$37
Net income	$21	$9	$11	$41

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

	Six Months Ended June 30, 2019
Statements of Income	Otomotiv A.S.	Anqing TP Goetze	Other	Total
Sales	$176	$78	$245	$499
Gross profit	$43	$26	$46	$115
Income from continuing operations	$36	$20	$24	$80
Net income	$39	$18	$22	$79

See Note 18, Related Party Transactions, for additional information on balances and transactions with equity method investments.

8. Derivatives and Hedging Activities

The Company is exposed to market risk, such as fluctuations in foreign currency exchange rates, commodity prices, equity compensation liabilities, and changes in interest rates, which may result in cash flow risks. For exposures not offset within its operations, the Company may enter into various derivative transactions pursuant to its risk management policies, which prohibit holding or issuing derivative financial instruments for speculative purposes. Designation of derivative instruments is performed on a transaction basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. The Company assesses the initial and ongoing effectiveness of its hedging relationships in accordance with its documented policy.

Market Risks
Foreign Currency Risk — The Company manufactures and sells its products in North America, South America, Asia, Europe, Australia and Africa. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which the Company manufactures and sells its products. The Company generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, the Company considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the U.S. dollar, euro, British pound, Polish zloty, Mexican peso, and Canadian dollar.

Concentrations of Credit Risk — Financial instruments including cash equivalents and derivative contracts expose the Company to counterparty credit risk for non-performance. The Company's counterparties for cash equivalents and derivative contracts are banks and financial institutions that meet the Company's requirement of high credit standing. The Company's counterparties for derivative contracts are substantial investment and commercial banks with significant experience using such derivatives. The Company manages its credit risk through policies requiring minimum credit standing and limiting credit exposure to any one counterparty and through monitoring counterparty credit risks. The Company's concentration of credit risk related to derivative contracts at June 30, 2019 and 2018 is not material.

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

Derivative Instruments
Foreign Currency Forward Contracts — The Company enters into foreign currency forward purchase and sale contracts to mitigate its exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables. In managing its foreign currency exposures, the Company identifies and aggregates existing offsetting positions and then hedges residual exposures through third-party derivative contracts. The gains or losses on these contracts is recognized in "Cost of sales" in the condensed consolidated statements of income (loss). The fair value of foreign currency forward contracts are recorded in "Prepayments and other current assets" or "Accrued expenses and other current liabilities" in the condensed consolidated balance sheets. The fair value of the Company's foreign currency forward contracts was a net asset position of less than $1 million at June 30, 2019 and December 31, 2018.

The following table summarizes by position the notional amounts for foreign currency forward contracts as of June 30, 2019 (all of which mature in 2019):

Notional Amount
Long positions	$(26)
Short positions	$26

Cash-Settled Share Swap Transactions — In May 2019, the Company entered into an amended and restated equity swap agreement. The Company selectively uses cash-settled share swaps to reduce market risk associated with its deferred compensation liabilities. These equity deferred compensation liabilities increase as the Company's stock price increases and

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

decrease as the Company's stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount. As of June 30, 2019, the Company had hedged its deferred compensation liability related to approximately 250,000 common share equivalents. The fair value of the equity swap agreement is recorded in "Prepayments and other current assets" in the condensed consolidated balance sheets. The fair value of the Company's equity swap agreement was a net asset position of $3 million at June 30, 2019 and $4 million at December 31, 2018.

Hedging Instruments
Cash Flow Hedges — Commodity Price Risk — The Company’s production processes are dependent upon the supply of certain raw materials that are exposed to price fluctuations on the open market. The primary purpose of the Company’s commodity price forward contract activity is to manage the volatility associated with forecasted purchases for up to eighteen months in the future. The Company monitors its commodity price risk exposures regularly to maximize the overall effectiveness of its commodity forward contracts. Principal raw materials hedged include copper and tin. In certain instances within this program, foreign currency forwards may be used in order to match critical terms for commodity exposure.

The Company has designated these contracts as cash flow hedging instruments. The Company records unrecognized gains and losses in other comprehensive income (loss) (“OCI or OCL”) and makes regular reclassifying adjustments into “Cost of sales” within the condensed consolidated statements of income (loss) when the underlying hedged transaction is recognized in earnings. The Company had commodity derivatives outstanding with an equivalent notional amount of $25 million as of June 30, 2019 and $27 million as of December 31, 2018. Substantially all of the commodity price hedge contracts mature within one year.

Net Investment Hedge — Foreign Currency Borrowings — The Company has foreign currency denominated debt, €774 million of which was designated as a net investment hedge in certain foreign subsidiaries and affiliates of the Company. Changes to its carrying value are included in shareholders' equity in the foreign currency translation component of OCL and offset against the translation adjustment on the underlying net assets of those foreign subsidiaries and affiliates, which are also recorded in OCL. The Company’s debt instruments are discussed further in Note 10, Debt and Other Financing Arrangements.

The following table is a summary of the carrying value of derivative and non-derivative instruments designated as hedges as of June 30, 2019:

		Carrying Value
	Balance sheet classification	June 30, 2019	December 31, 2018
Commodity price hedge contracts designated as cash flow hedges	Accrued expenses and other current liabilities	$—	$2
Foreign currency borrowings designated as net investment hedges	Long-term debt	$880	$863

The following table represents the effects before reclassification into net income of derivative and non-derivative instruments designated as hedges in accumulated other comprehensive income (loss) three and six month periods ended June 30, 2019 and 2018:

	Amount of gain (loss) recognized in accumulated OCI or OCL (effective portion):
	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Commodity price hedge contracts designated as cash flow hedges	$(3)	$1
Foreign currency borrowings designated as net investment hedges	$(12)	$7

The Company estimates $1 million included in accumulated OCI or OCL as of June 30, 2019 will be reclassified into earnings within the following 12 months.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents assets and liabilities included in the Company's condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018 that are recognized at fair value on a recurring basis, and indicate the fair value hierarchy utilized to determine such fair value:

		June 30, 2019		December 31, 2018
	Fair value hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Derivative instruments:
Equity swap agreement	Level 2	$3	$3	$4	$4
Commodity contracts	Level 2	$—	$—	$(2)	$(2)

Cash-Settled Share Swap Transactions — The fair value of the equity swap agreement is recorded in "Prepayments and other current assets" in the condensed consolidated balance sheets.

Commodity and Foreign Currency Contracts — The Company calculates the fair value of its commodity contracts and foreign currency contracts using quoted commodity forward rates and quoted currency forward rates, to calculate forward values, and then discounts the forward values. The discount rates for all derivative contracts are based on quoted bank deposit rates. The fair value of the Company's foreign currency forward contracts was a net asset position of less than $1 million at June 30, 2019 and December 31, 2018.

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

During the first quarter, the Company reorganized the reporting structure of its Aftermarket, Ride Performance, and Motorparts segments and the underlying reporting units within those segments. The Company reassigned assets and liabilities (excluding goodwill) to the reporting units affected. Goodwill was then reassigned to the reporting units using a relative fair value approach based on the fair value of the elements transferred and the fair value of the elements remaining within the original reporting units. The Company tested goodwill for impairment on a pre-reorganization basis and determined there was no impairment for the affected reporting units. The Company also performed an impairment analysis on a post-reorganization basis

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

and determined $60 million of goodwill was impaired for two reporting units within its Ride Performance segment, one of which was a full impairment of the goodwill. As a result, this non-cash charge was recorded in the six months ended June 30, 2019. Goodwill allocated to other reporting units was supported by the valuation performed at that time. See Note 6, Goodwill and Other Intangible Assets.

Financial Instruments Not Carried at Fair Value
Estimated fair values of the Company's outstanding debt were:

		June 30, 2019		December 31, 2018
	Fair value hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including current maturities):
Term loans and senior notes	Level 2	$5,247	$5,035	$5,307	$5,218

The fair value of the Company's public senior notes and private borrowings under its senior credit facility is based on observable inputs, and its borrowings on the revolving credit facility approximate fair value. The Company also had $91 million and $106 million at June 30, 2019 and December 31, 2018 in other debt whose carrying value approximates fair value, which consists primarily of foreign debt with maturities of one year or less.

Assets and Liabilities Not Carried at Fair Value
The carrying value of cash and cash equivalents, restricted cash, short and long-term receivables, accounts payable, and short-term debt approximates fair value.

10. Debt and Other Financing Arrangements

Long-Term Debt
A summary of our long-term debt obligations at June 30, 2019 and December 31, 2018 is set forth in the following table:

	June 30, 2019		December 31, 2018
	Principal	Carrying Amount (1)	Principal	Carrying Amount (1)
Credit Facilities
Revolver Borrowings
Due 2023	$250	$250	$—	$—
Term Loans
LIBOR plus 1.75% Term Loan A due 2019 through 2023	1,658	1,649	1,700	1,691
LIBOR plus 3.00% Term Loan B due 2019 through 2025(2)	1,692	1,626	1,700	1,629
Senior Unsecured Notes
$225 million of 5.375% Senior Notes due 2024	225	222	225	222
$500 million of 5.000% Senior Notes due 2026	500	494	500	493
Senior Secured Notes
€415 million 4.875% Euro Fixed Rate Notes due 2022	472	489	476	496
€300 million of Euribor plus 4.875% Euro Floating Rate Notes due 2024	341	345	344	349
€350 million of 5.000% Euro Fixed Rate Notes due 2024	398	422	401	427
Other debt, primarily foreign instruments	93	91	108	106
		5,588		5,413
Less - maturities classified as current		80		73
Total long-term debt		$5,508		$5,340

(1) Carrying amount is net of unamortized debt issuance costs and debt discounts or premiums. Total unamortized debt issuance costs were $83 million and $90 million as of June 30, 2019 and December 31, 2018. Total unamortized debt (premium) discount, net was $(43) million and $(49) million as of June 30, 2019 and December 31, 2018.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

(2) As of December 31, 2018, the rate on Term Loan B was LIBOR plus 2.75%.

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

Credit Facilities
The Company had availability on its credit facilities as of June 30, 2019 as follows:

	Credit Facilities as of June 30, 2019
	Term	Available(b)
		(in billions)
Tenneco Inc. revolving credit facility (a)	2023	$1.2
Tenneco Inc. Term Loan A	2023	—
Tenneco Inc. Term Loan B	2025	—
Subsidiaries’ credit agreements	2020	0.2
		$1.4

(a)	The Company is required to pay commitment fees under the revolving credit facility on the unused portion of the total commitment.

(b)	Letters of credit reduce the available borrowings under the revolving credit facility, as of June 30, 2019 the revolving credit facility had $20 million in letters of credit outstanding.

Interest expense associated with the amortization of the debt issuance costs and original issue discounts recognized in the Company's condensed consolidated statements of income (loss) consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Amortization of debt issuance fees	$4	$1	$9	$2

Included in the table above, is the amortization of debt issuance costs on the revolver, which are $20 million at June 30, 2019 and are recorded in "Other assets" in the condensed consolidated balance sheets. In addition, there was a $3 million and $6 million reduction to interest expense during the three and six months ended June 30, 2019 related to the accretion of the debt premium on the Senior Secured Notes.

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

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

As of June 30, 2019, the Company was in compliance with all of its financial covenants.

Accounts Receivable Securitization and Factoring
On-Balance Sheet Arrangements — The Company has securitization programs for some of its accounts receivables, with limited recourse provisions. Borrowings on these securitization programs, which are recorded in short-term debt, at June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019	December 31, 2018
Borrowings on securitization programs	$4	$6

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

The amounts outstanding for these factoring and drafting arrangements as of June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019	December 31, 2018
	(in billions)
Accounts receivable outstanding and derecognized	$1.1	$1.0

The deferred purchase price receivable as of June 30, 2019 and December 31, 2018 is as follows:

	June 30, 2019	December 31, 2018
Deferred purchase price receivable	$52	$154

Proceeds from the factoring of accounts receivable qualifying as sales are as follows:

	Three months ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in billions)
Proceeds from factoring qualifying as sales	$1.3	$0.7	$2.5	$1.5

Financing charges associated with the factoring of receivables are as follows:

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

	Three months ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Financing charges on sale of receivables(a)	$6	$2	$14	$5
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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

11. Pension Plans, Postretirement and Other Employee Benefits

The Company sponsors several defined benefit pension plans ("Pension Benefits") and health care and life insurance benefits ("Other Postretirement Benefits", or "OPEB") for certain employees and retirees around the world.

Components of net periodic benefit cost (credit) for the three months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30
	Pension				Other Postretirement Benefits
	2019		2018
	US	Non-U.S.	US	Non-U.S.	2019	2018
Service cost	$—	$6	$—	$2	$—	$—
Interest cost	14	5	2	3	4	1
Expected return on plan assets	(17)	(4)	(3)	(5)	—	—
Net amortization:
Actuarial loss	1	2	1	2	1	3
Prior service cost (credit)	—	—	—	—	(2)	(1)
Net pension and postretirement costs (credits)	$(2)	$9	$—	$2	$3	$3

Components of net periodic benefit cost (credit) for the six months ended June 30, 2019 and 2018 are as follows:

	Six Months Ended June 30
	Pension				Other Postretirement Benefits
	2019		2018
	US	Non-U.S.	US	Non-U.S.	2019	2018
Service cost	$1	$12	$—	$5	$—	$—
Interest cost	27	12	5	6	7	3
Expected return on plan assets	(34)	(9)	(7)	(10)	—	—
Net amortization:
Actuarial loss	2	3	2	4	2	4
Prior service cost (credit)	—	—	—	—	(4)	(1)
Net pension and postretirement costs (credits)	$(4)	$18	$—	$5	$5	$6

12. Income Taxes

For interim tax reporting, the Company estimates its annual effective tax rate and applies it to year-to-date ordinary income. Jurisdictions where no tax benefit can be recognized due to a valuation allowance are excluded from the estimated annual effective tax rate. The effect of including these jurisdictions on the quarterly effective rate calculation could result in a higher or lower effective tax rate during a quarter due to the mix and timing of actual earnings versus annual projections. The tax effects of certain items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.

For the three months ended June 30, 2019, the Company recorded income tax expense of $14 million on income from continuing operations before income taxes of $59 million. This compares to income tax expense of $26 million on income from continuing operations before income taxes of $89 million in the same period of 2018.

For the six months ended June 30, 2019, the Company recorded income tax expense of $14 million on loss from continuing operations before income taxes of $46 million. This compares to income tax expense of $51 million on income from continuing operations before income taxes of $188 million in the same period of 2018.

Income tax expense for the three and six months ended June 30, 2019 differs from the U.S. statutory rate due primarily to pre-tax income taxed at rates higher than the U.S. statutory rate and pre-tax losses with no tax benefit.

Income tax expense for the three and six months ended June 30, 2018 differs from the U.S. statutory rate due primarily to $2 million of tax expense for changes in the toll tax, pre-tax income taxed at rates lower than the U.S. statutory rate, and pre-tax losses with no tax benefit. In addition, during the three and six months ended June 30, 2018, a $5 million and $7 million tax benefit was recognized related to acquisition charges.

On December 22, 2017, the Tax Cuts and Jobs Act ("TCJA") was enacted into U.S. law, which, among other provisions, lowered the corporate income tax rate effective January 1, 2018 from 35% to 21%, and implemented significant changes with respect to U.S. tax treatment of earnings originating from outside the U.S. Many of the provisions of TCJA are subject to regulatory interpretation and U.S. state conforming enactments. The Internal Revenue Service (IRS) issued final regulations, effective on February 5, 2019, which provided additional guidance to assist taxpayers in computing the toll tax. Based on the final regulations a $2 million discrete benefit was recorded in income tax expense during the six months ended June 30, 2019.

The Company evaluates its deferred tax assets quarterly to determine if valuation allowances are required or should be adjusted. This assessment considers, among other matters, the nature, frequency and amount of recent losses, the duration of statutory carryforward periods, and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified. If recent operational improvements continue in our foreign subsidiaries or if certain restructuring steps are completed as part of the Federal-Mogul Acquisition and anticipated spin-off of DRiV, the Company believes it is reasonably possible sufficient positive evidence may be available to release all, or a portion, of its valuation allowance in the next twelve months in certain jurisdictions. This may result in a one-time tax benefit of up to $45 million, primarily related to Spain and the Czech Republic.

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

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

The Company expenses or capitalizes, as appropriate, expenditures for ongoing compliance with environmental regulations. As of June 30, 2019, the Company has an obligation to remediate or contribute towards the remediation of certain sites, including the sites discussed above at which it may be a PRP.

The Company maintains the aggregated estimated share of environmental remediation costs for all these sites on a discounted basis in the condensed consolidated balance sheets as follows:

	June 30, 2019	December 31, 2018
Accrued expenses and other current liabilities	$8	$12
Deferred credits and other liabilities	30	28
	$38	$40

For those locations where the liability was discounted, the weighted average discount rate used was 1.4% and 2.9% at June 30, 2019 and December 31, 2018.

The Company's expected payments of environmental remediation costs for non-indemnified locations are estimated to be approximately:

	2019	2020	2021	2022	2023	2024 and thereafter
Expected payments	$7	$5	$3	$3	$2	$16

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

The Company maintains ARO liabilities in the condensed consolidated balance sheets as follows:

	June 30, 2019	December 31, 2018
Accrued expenses and other current liabilities	$3	$3
Deferred credits and other liabilities	12	12
	$15	$15

Antitrust Investigations and Litigation

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

On March 25, 2014, representatives of the European Commission (EC) were at Tenneco GmbH's Edenkoben, Germany administrative facility to gather information in connection with an ongoing global antitrust investigation concerning multiple automotive suppliers. On the same date, the Company also received a related subpoena from the U.S. Department of Justice (“DOJ”).

On November 5, 2014, the DOJ granted conditional leniency to the Company, its subsidiaries, and its 50% affiliates as of such date ("2014 Tenneco Entities") pursuant to an agreement the Company entered into under the Antitrust Division's Corporate Leniency Policy. This agreement provides important benefits to the 2014 Tenneco Entities in exchange for the Company's self-reporting of matters to the DOJ and its continuing full cooperation with the DOJ's resulting investigation. For example, the DOJ will not bring any criminal antitrust prosecution against the 2014 Tenneco Entities, nor seek any criminal fines or penalties, in connection with the matters the Company reported to the DOJ. Additionally, there are limits on the liability of the 2014 Tenneco Entities related to any follow-on civil antitrust litigation in the United States. The limits include single rather than treble damages, as well as relief from joint and several antitrust liability with other relevant civil antitrust action defendants. These limits are subject to the Company satisfying the DOJ and any court presiding over such follow-on civil litigation.

On April 27, 2017, the Company received notification from the EC that it has administratively closed its global antitrust inquiry regarding the production, assembly, and supply of complete exhaust systems. No charges against the Company or any other competitor were initiated at any time and the EC inquiry is now closed.

Certain other competition agencies are also investigating possible violations of antitrust laws relating to products supplied by the Company and its subsidiaries, including Federal-Mogul. The Company has cooperated and continues to cooperate fully with all of these antitrust investigations and take other actions to minimize its potential exposure.

The Company and certain of its competitors are also currently defendants in civil putative class action litigation and are subject to similar claims filed by other plaintiffs, in the United States and Canada. More related lawsuits may be filed, including in other jurisdictions. Plaintiffs in these cases generally allege that defendants have engaged in anticompetitive conduct, in violation of federal and state laws, relating to the sale of automotive exhaust systems or components thereof. Plaintiffs seek to recover, on behalf of themselves and various purported classes of purchasers, injunctive relief, damages and attorneys’ fees. However, as explained above, because the DOJ granted conditional leniency to the 2014 Tenneco Entities, the Company's civil liability in U.S. follow-on actions with respect to these entities is limited to single damages and the Company will not be jointly and severally liable with the other defendants, provided that the Company has satisfied its obligations under the DOJ leniency agreement and approval is granted by the presiding court. Typically, exposure for follow-on actions in Canada is less than the exposure for U.S. follow-on actions.

Following the EC's decision to administratively close its antitrust inquiry into exhaust systems in 2017, receipt by the 2014 Tenneco Entities of conditional leniency from the DOJ and discussions during the third quarter of 2017 following the appointment of a special settlement master in the civil putative class action cases pending against the Company and/or certain of its competitors in the United States, the Company continues to vigorously defend itself and/or take actions to minimize its potential exposure to matters pertaining to the global antitrust investigation, including engaging in settlement discussions when it is in the best interests of the Company and its stockholders. For example, in October 2017, the Company settled an administrative action brought by Brazil's competition authority for an amount that was not material. In December 2018, the Company settled a separate administrative action brought by Brazil’s competition authority against a Federal-Mogul subsidiary, also for an amount that was not material.

Additionally, in February 2018, the Company settled civil putative class action litigation in the United States brought by classes of direct purchasers, end-payors and auto dealers. No other classes of plaintiffs have brought claims against the Company in the United States. Based upon those earlier developments, including settlement discussions, the Company established a reserve of $132 million in its second quarter 2017 financial results for settlement costs that were probable, reasonably estimable, and expected to be necessary to resolve its antitrust matters globally, which primarily involves the resolution of civil suits and related claims. Of the $132 million reserve that was established, $79 million was paid through June 30, 2019 resulting in a remaining reserve of $53 million as of June 30, 2019, which is recorded in accrued expenses and other current liabilities in the Company's condensed consolidated balance sheets. While the Company, including its Federal-Mogul subsidiaries, continues to cooperate with certain competition agencies investigating possible violations of antitrust laws relating to products supplied by the Company, and the Company may be subject to other civil lawsuits and/or related claims, no amount of this reserve is attributable to matters with the DOJ or the EC, and no such amount is expected based on current information.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

The Company's reserve for its antitrust matters is based upon all currently available information and an assessment of the probability of events for those matters where the Company can make a reasonable estimate of the costs to resolve such outstanding matters. The Company's estimate involves significant judgment, given the number, variety and potential outcomes of actual and potential claims, the uncertainty of future rulings and approvals by a court or other authority, the behavior or incentives of adverse parties or regulatory authorities, and other factors outside of its control. As a result, the Company's reserve may change from time to time, and actual costs may vary. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, the Company does not expect any such change in the reserve will have a material adverse effect on the Company's annual consolidated financial position, results of operations or liquidity.

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

As major asbestos manufacturers and/or users continue to go out of business or file for bankruptcy, the Company may experience an increased number of these claims. The Company vigorously defends itself against these claims as part of its ordinary course of business. In future periods, the Company could be subject to cash costs or charges to earnings if any of these matters are resolved unfavorably to the Company. To date, with respect to claims that have proceeded sufficiently through the judicial process, the Company has regularly achieved favorable resolutions. Accordingly, the Company presently believes that these asbestos-related claims will not have a material adverse effect on the Company's annual consolidated financial position, results of operations or liquidity.

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

While the Company vigorously defends itself against all of these legal proceedings, claims and investigations and take other actions to minimize its potential exposure, in future periods, the Company could be subject to cash costs or charges to earnings if any of these matters are resolved on unfavorable terms. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, including the Company's assessment of the merits of the particular claim, except as described above under "Antitrust Investigations", the Company does expect the legal proceedings, claims or investigations currently pending against it will have any material adverse effect on its annual consolidated financial position, results of operations or liquidity.

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

Company believes the warranty reserve is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the reserve. The reserve is included in both current and long-term liabilities on the condensed consolidated balance sheets.

Below is a table that shows the activity in the warranty accrual accounts:

	2019	2018
Balance as of December 31 of the prior year	$45	$26
Accruals related to product warranties	5	6
Reductions for payments made	(2)	(3)
Foreign currency	—	—
Balance as of March 31	$48	$29
Accruals related to product warranties	16	2
Reductions for payments made	(11)	(2)
Foreign currency	—	—
Balance as of June 30	$53	$29

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

Some leasing arrangements require variable payments that are dependent on usage, output, or may vary for other reasons, such as insurance and tax payments. The variable portion of lease payments is not included in the computation of the right of use assets or lease liabilities. Rather, variable payments, other than those dependent upon a market index or rate, are expensed when the obligation for those payments is incurred and are included in "Cost of sales" and "Selling, general, and administrative" within the condensed consolidated statements of income (loss).

The Company does not include significant restrictions or covenants in its lease agreements, and residual value guarantees are generally not included within its operating leases.

The components of lease expense were as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease expense	$30	$64
Short-term lease expense	2	4
Variable lease expense	12	20
Total lease expense	$44	$88

Other information related to leases was as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$41	$82

Supplemental balance sheet information related to leases was as follows:

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

June 30, 2019
Operating leases
Operating lease right-of-use assets (a)	$344

Other current liabilities (b)	$99
Other long-term liabilities (c)	239
Total operating lease liabilities	$338

Finance leases
Property, plant and equipment, gross	$2
Accumulated depreciation	—
Total finance lease right-of-use assets	$2

Other current liabilities (b)	$1
Other long-term liabilities (c)	1
Total finance lease liabilities	$2

(a) Included in "Other assets" in the condensed consolidated balance sheets.
(b) Included in "Accrued expenses and other current liabilities" in the condensed consolidated balance sheets.
(c) Included in "Deferred credits and other liabilities" in the condensed consolidated balance sheets.

	June 30, 2019
	Weighted average remaining lease term	Weighted average discount rate
Operating leases	4.96 years	4.26%
Finance leases	3.05 years	5.08%

Maturities of lease liabilities under non-cancellable leases as of June 30, 2019 were as follows:

Year ending December 31	Operating leases	Finance leases
2019 (excluding the six months ended June 30, 2019)	$56	$1
2020	97	1
2021	75	—
2022	53	—
2023	37	—
Thereafter	57	—
Total future undiscounted lease payments	375	2
Less imputed interest	(37)	—
Total reported lease liability	$338	$2

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

Future minimum operating lease payments at December 31, 2018 are as follows:

2019	$120
2020	100
2021	86
2022	68
2023	56
Beyond 2023	53
$483

15. Share-Based Compensation

Share-Based Compensation Expense
The total share-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cash-settled share-based compensation expense (benefit)	$1	$(2)	—	(3)
Share-settled share-based compensation expense (benefit)	6	2	13	7
	$7	$—	13	4

Cash-Settled Awards
Prior to 2018, the Company has granted restricted stock units ("RSUs") and long-term performance units ("LTPUs") to certain key employees that are payable in cash. These awards are classified as liabilities and are valued based on the fair value of the award at the grant date and are remeasured at each reporting date until settlement with compensation expense being recognized in proportion to the completed requisite period up until date of settlement. At June 30, 2019, the LTPUs outstanding included a three-year grant for 2017-2019 payable in the first quarter of 2020.

As of June 30, 2019, $1 million of total unrecognized compensation costs is expected to be recognized on the cash-settled awards over a weighted-average period of less than 1 year.

Share-Settled Awards
The Company has granted restricted stock to its directors and certain key employees as well as RSUs and performance share units ("PSUs") that are payable in common stock to certain key employees. These awards are settled in shares upon vesting and recognized in equity based on their fair value.

The following table reflects the status for all nonvested restricted shares, share-settled RSUs, and PSUs as of June 30, 2019 and December 31, 2018:

	Restricted Stock		Share-Settled RSUs		PSUs
	Shares	Weighted Avg. Grant Date Fair Value	Units	Weighted Avg. Grant Date Fair Value	Units	Weighted Avg. Grant Date Fair Value
Nonvested balance at beginning of period	178,550	$55.46	440,403	$47.99	227,049	$49.18
Granted	34,009	34.66	867,137	34.21	634,511	24.77
Vested	(172,050)	50.12	(88,590)	54.60	—	—
Forfeited	(3,329)	62.12	(50,113)	41.26	(43,527)	43.61
Nonvested balance at end of period	37,180	$63.30	1,168,837	$38.04	818,033	$34.25

As of June 30, 2019, approximately $54 million of total unrecognized compensation costs is expected to be recognized on the share-settled awards over a weighted-average period of approximately 2 years.

16. Shareholders' Equity

Common Stock Outstanding
The Company has authorized 175,000,000 shares and 135,000,000 shares ($0.01 par value) of Class A Common Stock at June 30, 2019 and 2018. The Company has authorized 25,000,000 shares ($0.01 par value) of Class B Common Stock at June 30, 2019.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

Total common stock outstanding and changes in common stock issued are as follows:

	Class A Common Stock		Class B Common Stock
	Six Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019
Shares issued at beginning of period	71,675,379	66,033,509	23,793,669
Issuance (repurchased) pursuant to benefit plans	123,216	(15,906)	—
Restricted stock forfeited and withheld for taxes	(60,081)	(7,590)	—
Stock options exercised	8,438	(6,975)	—
Shares issued at end of period	71,746,952	66,003,038	23,793,669

Treasury stock	14,592,888	14,592,888	—
Total shares outstanding	57,154,064	51,410,150	23,793,669

Preferred Stock
The Company had 50,000,000 shares of preferred stock ($0.01 par value) authorized at both June 30, 2019 and 2018. No shares of preferred stock were issued or outstanding at those dates.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

Accumulated Other Comprehensive Income (Loss)
The following represents the Company's changes in accumulated other comprehensive income (loss) by component, net of tax for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Foreign currency translation adjustments and other
Balance at beginning of period	$(366)	$(244)	$(395)	$(263)
Other comprehensive income (loss) before reclassifications adjustments	(16)	(94)	11	(75)
Reclassification from other comprehensive income (loss)	—	—	—	—
Other comprehensive income (loss)	(16)	(94)	11	(75)
Income tax provision (benefit)	(1)	2	1	2
Balance at end of period	$(383)	$(336)	$(383)	$(336)

Pensions and other postretirement benefits
Balance at beginning of period	$(296)	$(272)	$(297)	$(275)
Other comprehensive income (loss) before reclassifications	—	—	—	—
Reclassification from other comprehensive income (loss)	2	5	3	9
Other comprehensive income (loss)	2	5	3	9
Income tax provision (benefit)	(4)	(1)	(4)	(2)
Balance at end of period	$(298)	$(268)	$(298)	$(268)

Cash flow hedge instruments
Balance at beginning of period	$4	$—	$—	$—
Other comprehensive income (loss) before reclassifications	(3)	—	1	—
Reclassification from other comprehensive income (loss)	—	—	—	—
Other comprehensive income (loss)	(3)	—	1	—
Income tax provision (benefit)	—	—	—	—
Balance at end of period	$1	$—	$1	$—

Other comprehensive income (loss) attributable to noncontrolling interests	$(1)	$(7)	$5	$1

17. Segment Information

The Company expects to separate its businesses to form two new, independent publicly traded companies and currently expects the DRiV spin-off to occur in mid-2020. As such, the Company began to manage and report its DRiV businesses through two new operating segments, in the first quarter of 2019, as compared to the three operating segments it had previously reported. The DRiV operating segments consist of Motorparts and Ride Performance. The new Motorparts operating segment consists of the previously reported Aftermarket operating segment as well as the aftermarket portion of the previously reported Motorparts operating segment. The Ride Performance operating segment consists of the previously reported Ride Performance operating segment as well as the OE Braking business that was included in the previously reported Motorparts operating segment. As such, prior period operating segment results have been conformed to reflect the Company's current operating segments. The future New Tenneco consists of two existing operating segments, Powertrain and Clean Air. Costs related to other business activities, primarily corporate headquarter functions, are disclosed separately from the four operating segments as "Corporate."

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
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

The following table summarizes certain of the Company's segment information:

	Reportable Segments
	Clean Air	Powertrain	Ride Performance	Motorparts	Total	Corporate	Reclass & Elims	Total
For the Three Months Ended June 30, 2019
Revenues from external customers	$1,827	$1,133	$709	$835	$4,504	$—	$—	$4,504
Intersegment revenues	$—	$40	$38	$11	$89	$—	$(89)	$—
EBITDA, including noncontrolling interests	$152	$100	$26	$110	$388	$(78)	$—	$310
For the Three Months Ended June 30, 2018
Revenues from external customers	$1,694	$—	$506	$333	$2,533	$—	$—	$2,533
Intersegment revenues	$—	$—	$5	$—	$5	$—	$(5)	$—
EBITDA, including noncontrolling interests	$142	$—	$20	$55	$217	$(46)	$—	$171

	Reportable Segments
	Clean Air	Powertrain	Ride Performance	Motorparts	Total	Corporate	Reclass & Elims	Total
For the Six Months Ended June 30, 2019
Revenues from external customers	$3,606	$2,308	$1,442	$1,632	$8,988	$—	$—	$8,988
Intersegment revenues	$—	$86	$84	$22	$192	$—	$(192)	$—
EBITDA, including noncontrolling interests	$283	$213	$(19)	$155	$632	$(177)	$—	$455
For the Six Months Ended June 30, 2018
Revenues from external customers	$3,450	$—	$1,019	$645	$5,114	$—	$—	$5,114
Intersegment revenues	$—	$—	$11	$—	$11	$—	$(11)	$—
EBITDA, including noncontrolling interests	$299	$—	$44	$100	$443	$(90)	$—	$353

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

Segment EBITDA including noncontrolling interests and the reconciliation to earnings before interest expense, income taxes, and noncontrolling interests are as follow:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
EBITDA including noncontrolling interests by Segments:
Clean Air	$152	142	$283	$299
Powertrain	100	—	213	—
Ride Performance	26	20	(19)	44
Motorparts	110	55	155	100
Corporate	(78)	(46)	(177)	(90)
Total EBITDA including noncontrolling interests	310	171	455	353
Depreciation and amortization	(169)	(60)	(338)	(120)
Earnings (loss) before interest expense, income taxes, and noncontrolling interests	141	111	117	233
Interest expense	(82)	(22)	(163)	(45)
Income tax (expense) benefit	(14)	(26)	(14)	(51)
Net income (loss)	$45	$63	$(60)	$137

Revenue from contracts with customers is disaggregated by customer type and geography, as it depicts the nature and amount of the Company’s revenue that is aligned with the Company's key growth strategies. In the following tables, revenue is disaggregated accordingly:

	Reportable Segments
By Customer Type	Clean Air	Powertrain	Ride Performance	Motorparts	Total
Three Months Ended June 30, 2019
OE - Substrate	$777	$—	$—	$—	$777
OE - Value add	1,050	1,133	709	—	2,892
Aftermarket	—	—	—	835	835
Total	$1,827	$1,133	$709	$835	$4,504
Three Months Ended June 30, 2018
OE - Substrate	$621	$—	$—	$—	$621
OE - Value add	1,073	—	506	—	1,579
Aftermarket	—	—	—	333	333
Total	$1,694	$—	$506	$333	$2,533

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

	Reportable Segments
By Customer Type	Clean Air	Powertrain	Ride Performance	Motorparts	Total
Six Months Ended June 30, 2019
OE - Substrate	$1,483	$—	$—	$—	$1,483
OE - Value add	2,123	2,308	1,442	—	5,873
Aftermarket	—	—	—	1,632	1,632
Total	$3,606	$2,308	$1,442	$1,632	$8,988
Six Months Ended June 30, 2018
OE - Substrate	$1,273	$—	$—	$—	$1,273
OE - Value add	2,177	—	1,019	—	3,196
Aftermarket	—	—	—	645	645
Total	$3,450	$—	$1,019	$645	$5,114

	Reportable Segments
By Geography	Clean Air	Powertrain	Ride Performance	Motorparts	Total
Three Months Ended June 30, 2019
North America	$800	$398	$228	$536	$1,962
Europe, Middle East and Africa	609	540	349	241	1,739
Rest of world	418	195	132	58	803
Total	$1,827	$1,133	$709	$835	$4,504
Three Months Ended June 30, 2018
North America	$745	$—	$185	$210	$1,140
Europe, Middle East and Africa	623	—	212	105	940
Rest of world	326	—	109	18	453
Total	$1,694	$—	$506	$333	$2,533

	Reportable Segments
By Geography	Clean Air	Powertrain	Ride Performance	Motorparts	Total
Six Months Ended June 30, 2019
North America	$1,593	$803	$460	$1,043	$3,899
Europe, Middle East and Africa	1,250	1,115	727	478	3,570
Rest of world	763	390	255	111	1,519
Total	$3,606	$2,308	$1,442	$1,632	$8,988
Six Months Ended June 30, 2018
North America	$1,513	$—	$365	$398	$2,276
Europe, Middle East and Africa	1,280	—	437	213	1,930
Rest of world	657	—	217	34	908
Total	$3,450	$—	$1,019	$645	$5,114

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

18. Related Party Transactions

Amounts presented as Icahn Automotive Group LLC represent the Company's activity with Auto Plus and Pep Boys. See Note 7, Investment in Nonconsolidated Affiliates, for further information for companies within the tables below that represent equity method investments.

The following tables are summaries of the net sales, purchases, and royalty and other income from related parties for the three and six months ended June 30, 2019:

	Three Months Ended June 30, 2019
	Net Sales	Purchases	Royalty and Other Income
Icahn Automotive Group LLC	$47	$—	$1
PSC Metals, Inc.	$—	$—	$—
Anqing TP Goetze Piston Ring Company Limited	$—	$15	$1
Anqing TP Powder Metallurgy Company Limited	$1	$2	$—
Dongsuh Federal-Mogul Industrial Co., Ltd.	$2	$5	$—
Federal-Mogul Powertrain Otomotiv A.S.	$15	$49	$1
Federal-Mogul TP Liner Europe Otomotiv Ltd. Sti.	$—	$2	$—
Federal-Mogul Izmit Piston ve Pim Uretim Tesisleri A.S.	$1	$4	$—
Federal-Mogul TP Liners, Inc.	$4	$—	$1
Frenos Hidraulicos Auto	$1	$—	$—
Montagewerk Abgastechnik Emden GmbH	$—	$—	$—

	Six Months Ended June 30, 2019
	Net Sales	Purchases	Royalty and Other Income
Icahn Automotive Group LLC	$90	$—	$2
PSC Metals, Inc.	$1	$—	$—
Anqing TP Goetze Piston Ring Company Limited	$—	$29	$—
Anqing TP Powder Metallurgy Company Limited	$1	$3	$—
Dongsuh Federal-Mogul Industrial Co., Ltd.	$3	$7	$—
Federal-Mogul Powertrain Otomotiv A.S.	$42	$104	$2
Federal-Mogul TP Liner Europe Otomotiv Ltd. Sti.	$—	$5	$—
Federal-Mogul Izmit Piston ve Pim Uretim Tesisleri A.S.	$2	$8	$—
Federal-Mogul TP Liners, Inc.	$8	$—	$1
Frenos Hidraulicos Auto	$1	$—	$—
Montagewerk Abgastechnik Emden GmbH	$2	$—	$—

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

The following table is a summary of amounts due to and from the Company's related parties as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Receivables	Payables and accruals	Receivables	Payables and accruals
Icahn Automotive Group LLC	$54	$2	$60	$12
Anqing TP Goetze Piston Ring Company Limited	$2	$22	$1	$22
Anqing TP Powder Metallurgy Company Limited	$—	$1	$1	$1
Dongsuh Federal-Mogul Industrial Co., Ltd.	$—	$2	$1	$2
Federal-Mogul Powertrain Otomotiv A.S.	$12	$27	$9	$16
Federal-Mogul TP Liner Europe Otomotiv Ltd. Sti.	$—	$1	$—	$1
Federal-Mogul Izmit Piston ve Pim Uretim Tesisleri A.S.	$—	$3	$—	$—
Federal-Mogul TP Liners, Inc.	$2	$7	$2	$7
Farloc Argentina SAIC	$1	$1	$—	$—
Montagewerk Abgastechnik Emden GmbH	$—	$—	$—	$—

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
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

Distributions
There are no significant restrictions on the ability of the Guarantor Subsidiaries to make distributions.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30, 2019
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
Revenues
Net sales and operating revenues:
External	$1,690	$2,814	$—	$—	$4,504
Affiliated companies	235	283	—	(518)	—
	1,925	3,097	—	(518)	4,504
Costs and expenses
Cost of sales	1,618	2,692	1	(518)	3,793
Restructuring charges and asset impairments	43	18	—	—	61
Engineering, research, and development	30	48	—	—	78
Selling, general, and administrative	148	143	(3)	—	288
Depreciation and amortization	81	88	—	—	169
	1,920	2,989	(2)	(518)	4,389
Other expense (income)
Non-service postretirement benefit costs	(1)	5	—	—	4
Equity in (income) losses of nonconsolidated affiliates, net of tax	(1)	(16)	—	—	(17)
Other (income) expense, net	30	(43)	—	—	(13)
	28	(54)	—	—	(26)
Earnings (loss) before interest expense, income taxes, noncontrolling interests and equity in net income (loss) from affiliated companies	(23)	162	2	—	141
Interest expense:
External, net of interest capitalized	(6)	12	76	—	82
Affiliated companies, net of interest income	(6)	11	(5)	—	—
Earnings (loss) before income taxes, noncontrolling interests and equity in net income (loss) from affiliated companies	(11)	139	(69)	—	59
Income tax expense (benefit)	—	27	(13)	—	14
Equity in net income (loss) from affiliated companies	93	—	82	(175)	—
Net income (loss)	82	112	26	(175)	45
Less: Net income (loss) attributable to noncontrolling interests	—	19	—	—	19
Net income (loss) attributable to Tenneco Inc.	$82	$93	$26	$(175)	$26
Comprehensive income (loss) attributable to Tenneco Inc.	$51	$67	$(86)	$(28)	$4

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30, 2018
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
Revenues
Net sales and operating revenues:
External	$1,028	$1,505	$—	$—	$2,533
Affiliated companies	134	156	—	(290)	—
	1,162	1,661	—	(290)	2,533
Costs and expenses
Cost of sales	984	1,440	—	(290)	2,134
Restructuring charges and asset impairments	2	27	—	—	29
Engineering, research, and development	19	20	—	—	39
Selling, general, and administrative	82	72	—	—	154
Depreciation and amortization	24	36	—	—	60
	1,111	1,595	—	(290)	2,416
Other expense (income)
Non-service postretirement benefit costs	3	—	—	—	3
Other (income) expense, net	15	(22)	—	10	3
	18	(22)	—	10	6
Earnings (loss) before interest expense, income taxes, noncontrolling interests and equity in net income (loss) from affiliated companies	33	88	—	(10)	111
Interest expense:
External, net of interest capitalized	10	3	9	—	22
Affiliated companies, net of interest income	(4)	—	4	—	—
Earnings (loss) before income taxes, noncontrolling interests and equity in net income (loss) from affiliated companies	27	85	(13)	(10)	89
Income tax (benefit) expense	(2)	28	—	—	26
Equity in net income (loss) from affiliated companies	37	—	60	(97)	—
Net income (loss)	66	57	47	(107)	63
Less: Net income (loss) attributable to noncontrolling interests	—	16	—	—	16
Net income (loss) attributable to Tenneco Inc.	$66	$41	$47	$(107)	$47
Comprehensive income (loss) attributable to Tenneco Inc.	$66	$41	$(41)	$(107)	$(41)

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

	Six Months Ended June 30, 2019
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
Revenues
Net sales and operating revenues:
External	$3,381	$5,607	$—	$—	$8,988
Affiliated companies	453	564	—	(1,017)	—
	3,834	6,171	—	(1,017)	8,988
Costs and expenses
Cost of sales	3,294	5,380	—	(1,017)	7,657
Restructuring charges and asset impairments	51	34	—	—	85
Goodwill impairment charge	33	27	—	—	60
Engineering, research, and development	69	101	—	—	170
Selling, general, and administrative	326	278	—	—	604
Depreciation and amortization	164	174	—	—	338
	3,937	5,994	—	(1,017)	8,914
Other expense (income)
Non-service postretirement benefit costs	(1)	7	—	—	6
Equity in losses of nonconsolidated affiliates, net of tax	(2)	(31)	—	—	(33)
Other (income) expense, net	23	(39)	—	—	(16)
	20	(63)	—	—	(43)
Earnings (loss) before interest expense, income taxes, noncontrolling interests and equity in net income (loss) from affiliated companies	(123)	240	—	—	117
Interest expense:
External, net of interest capitalized	5	17	141	—	163
Affiliated companies, net of interest income	(14)	19	(5)	—	—
Earnings (loss) before income taxes, noncontrolling interests and equity in net income (loss) from affiliated companies	(114)	204	(136)	—	(46)
Income tax expense (benefit)	(18)	57	(25)	—	14
Equity in net income (loss) from affiliated companies	72	—	20	(92)	—
Net income (loss)	(24)	147	(91)	(92)	(60)
Less: Net income (loss) attributable to noncontrolling interests	—	31	—	—	31
Net income (loss) attributable to Tenneco Inc.	$(24)	$116	$(91)	$(92)	$(91)
Comprehensive income (loss) attributable to Tenneco Inc.	$(17)	$128	$(79)	$(111)	$(79)

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

	Six Months Ended June 30, 2018
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
Revenues
Net sales and operating revenues:
External	$2,060	$3,054	$—	$—	$5,114
Affiliated companies	257	312	—	(569)	—
	2,317	3,366	—	(569)	5,114
Costs and expenses
Cost of sales	1,991	2,905	—	(569)	4,327
Restructuring charges and asset impairments	3	38	—	—	41
Engineering, research, and development	37	42	—	—	79
Selling, general, and administrative	155	150	—	—	305
Depreciation and amortization	47	73	—	—	120
	2,233	3,208	—	(569)	4,872
Other expense (income)
Non-service postretirement benefit costs	6	—	—	—	6
Other (income) expense, net	24	(31)	—	10	3
	30	(31)	—	10	9
Earnings (loss) before interest expense, income taxes, noncontrolling interests and equity in net income (loss) from affiliated companies	54	189	—	(10)	233
Interest expense:
External, net of interest capitalized	20	6	19	—	45
Affiliated companies, net of interest income	(7)	—	7	—	—
Earnings (loss) before income taxes, noncontrolling interests and equity in net income (loss) from affiliated companies	41	183	(26)	(10)	188
Income tax (benefit) expense	(1)	52	—	—	51
Equity in net income (loss) from affiliated companies	85	—	133	(218)	—
Net income (loss)	127	131	107	(228)	137
Less: Net income (loss) attributable to noncontrolling interests	—	30	—	—	30
Net income (loss) attributable to Tenneco Inc.	$127	$101	$107	$(228)	$107
Comprehensive income (loss) attributable to Tenneco Inc.	$127	$101	$41	$(228)	$41

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

 BALANCE SHEETS

	June 30, 2019
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$216	$165	$3	$—	$384
Restricted cash	—	6	—	—	6
Receivables, net	965	1,882	—	—	2,847
Inventories, net	927	1,280	—	—	2,207
Prepayments and other current assets	193	329	28	—	550
Total current assets	2,301	3,662	31	—	5,994
Property, plant and equipment, net	1,142	2,418	9	—	3,569
Investment in affiliated companies	1,637	—	5,204	(6,841)	—
Long-term receivables, net	9	1	—	—	10
Goodwill	470	329	—	—	799
Intangibles, net	971	678	—	—	1,649
Investments in nonconsolidated affiliates	42	489	—	—	531
Deferred income taxes	256	212	12	—	480
Other assets	150	396	14	—	560
Total assets	$6,978	$8,185	$5,270	$(6,841)	$13,592
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt, including current maturities of long-term debt	$1	$154	$15	$—	$170
Accounts payable	904	1,821	—	—	2,725
Accrued compensation and employee benefits	87	304	—	—	391
Accrued income taxes	—	—	—	—	—
Accrued expenses and other current liabilities	426	542	56	—	1,024
Total current liabilities	1,418	2,821	71	—	4,310
Long-term debt	250	11	5,247	—	5,508
Intercompany due to (due from)	1,905	(196)	(1,709)	—	—
Deferred income taxes	—	110	—	—	110
Pension, postretirement benefits and other liabilities	817	835	23	—	1,675
Commitments and contingencies
Total liabilities	4,390	3,581	3,632	—	11,603
Redeemable noncontrolling interests	—	145	—	—	145
Tenneco Inc. shareholders’ equity	2,588	4,253	1,638	(6,841)	1,638
Noncontrolling interests	—	206	—	—	206
Total equity	2,588	4,459	1,638	(6,841)	1,844
Total liabilities, redeemable noncontrolling interests and equity	$6,978	$8,185	$5,270	$(6,841)	$13,592

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2019
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims		Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$(8)	$(2)	$(90)	$—		$(100)
Investing Activities
Acquisition of business, net of cash acquired	—	(158)	—	—	—	(158)
Proceeds from sale of assets	1	4	—	—		5
Cash payments for property, plant and equipment	(118)	(261)	—	—		(379)
Net proceeds from sale of business	6	16	—	—		22
Other	1	(2)	—	—		(1)
Proceeds from deferred purchase price of factored receivables	—	147	—	—		147
Net cash used in investing activities	(110)	(254)	—	—		(364)
Financing Activities
Cash dividends	—	—	(20)	—		(20)
Repayment of term loans and notes	—	(139)	(51)	—		(190)
Proceeds from term loans and notes	—	111	—	—		111
Issuance (repurchase) of common shares	—	—	(2)	—		(2)
Decrease in bank overdrafts	—	(8)	—	—		(8)
Borrowings on revolving lines of credit	4,047	117	361	—		4,525
Payments on revolving lines of credit	(3,797)	(111)	(346)	—		(4,254)
Other	—	(1)	—	—		(1)
Intercompany dividends and net (decrease) increase in intercompany obligations	(245)	98	147	—		—
Distribution to noncontrolling interests partners	—	(20)	—	—		(20)
Net cash (used in) provided by financing activities	5	47	89	—		141
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	11	—	—		11
Increase (decrease) in cash, cash equivalents and restricted cash	(113)	(198)	(1)	—		(312)
Cash, cash equivalents and restricted cash, January 1	329	369	4	—		702
Cash, cash equivalents and restricted cash, June 30	$216	$171	$3	$—		$390

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2018
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$79	$13	$(5)	$(9)	$78
Investing Activities
Proceeds from sale of assets	1	4	—	—	5
Cash payments for property, plant and equipment	(77)	(97)	—	—	(174)
Proceeds from deferred purchase price of factored receivables	—	66	—	—	66
Other	2	—	—	—	2
Net cash used in investing activities	(74)	(27)	—	—	(101)
Financing Activities
Proceeds from term loans and notes	—	9	—	—	9
Repayments of term loans and notes	(10)	(18)	—	—	(28)
Borrowings on revolving lines of credit	2,349	45	275	—	2,669
Payments on revolving lines of credit	(2,315)	(38)	(261)	—	(2,614)
Issuance (repurchase) of common shares	—	—	(1)	—	(1)
Cash dividends	—	—	(25)	—	(25)
Net increase (decrease) in bank overdrafts	—	(7)	—	—	(7)
Distribution to noncontrolling interests partners	—	(28)	—	—	(28)
Other	(2)	(20)	—	—	(22)
Intercompany dividends and net (decrease) increase in intercompany obligations	(32)	6	17	9	—
Net cash (used in) provided by financing activities	(10)	(51)	5	9	(47)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	(11)	—	—	(11)
Increase (decrease) in cash, cash equivalents and restricted cash	(5)	(76)	—	—	(81)
Cash, cash equivalents and restricted cash, January 1	7	311	—	—	318
Cash, cash equivalents and restricted cash, June 30	$2	$235	$—	$—	$237

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References herein to "Tenneco", the "Company", "we", "us", and "our" refer to Tenneco Inc. and its consolidated subsidiaries. Unless otherwise stated, all comparisons of June 30, 2019 financial results are to June 30, 2018 financial results.

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

Öhlins Intressenter AB Acquisition
On January 10, 2019, we completed the acquisition of a 90.5% ownership interest in Öhlins Intressenter AB (the "Öhlins Acquisition"), a Swedish technology company that develops premium suspension systems and components for the automotive and motorsport industries. The purchase price was $162 million. See Note 3, Acquisitions and Divestitures, of our condensed consolidated financial statements for additional information.

Federal-Mogul Acquisition
On October 1, 2018, we completed the acquisition of a 100% ownership interest in Federal-Mogul LLC (the "Federal-Mogul Acquisition", and together with the Öhlins Acquisition, the "Acquisitions"). See Note 3, Acquisitions and Divestitures, of our condensed consolidated financial statements for additional information.

Spin-Off Transaction and Change in Reportable Segments
Following the closing of the Federal-Mogul Acquisition, we agreed to use our reasonable best efforts to pursue the separation of the combined company. As such, we expect to separate our businesses to form two new, independent publicly traded companies, an Aftermarket and Ride Performance company ("DRiV") and a new Powertrain Technology company ("New Tenneco"). We currently expect the separation of the business to occur mid-2020 through a spin-off transaction of DRiV. In the first quarter of 2019, we began to manage and report our DRiV businesses through two new operating segments as compared to the three operating segments we had previously reported. The DRiV operating segments consist of Motorparts and Ride Performance. The new Motorparts operating segment consists of the previously reported Aftermarket operating segment as well as the aftermarket portion of the previously reported Motorparts operating segment. The Ride Performance operating segment consists of the previously reported Ride Performance operating segment as well as the OE Braking business that was included in the previously reported Motorparts operating segment. As such, prior period operating segment results and related disclosures have been conformed to reflect our current operating segments. The future New Tenneco consists of two existing operating segments, Powertrain and Clean Air. Costs related to other business activities, primarily corporate headquarter functions, are disclosed separately from the four operating segments as "Corporate."

See Note 17, Segment Information, of our condensed consolidated financial statements for additional information.

Financial Results for the Six Months Ended June 30, 2019
Consolidated revenues were $8,988 million, an increase of $3,874 million, or 76%, for the six months ended June 30, 2019. The Acquisitions increased revenues by $3,816 million, or 75%. The remaining increase in revenues was primarily driven by the net favorable effects of organic growth from higher sales volume and mix of $251 million and the favorable effect of other of $8 million, partially offset by the unfavorable effects of foreign currency exchange of $201 million.

Cost of sales was $7,657 million, an increase of $3,330 million, or 77%, for the six months ended June 30, 2019. The Acquisitions increased cost of sales by $3,202 million, or 74%. The remaining increase in cost of sales was primarily driven by incremental costs related to higher sales volume and mix of $256 million, the unfavorable effects of materials sourcing of $9 million, and an increase in other costs of $25 million, which was partially offset by a favorable effect of foreign currency exchange of $162 million.

Net income decreased by $197 million to a net loss of $60 million for the six months ended June 30, 2019 as compared to $137 million of net income for the six months ended June 30, 2018. The decrease was primarily driven by:

•	an increase in selling, general, and administrative costs primarily due to the effect of the Acquisitions of $289 million and an increase in acquisition and spin related costs of $33 million;

•	an increase in depreciation and amortization of $218 million primarily due to the Acquisitions;

•	an increase in engineering, research and development of $91 million primarily due to the Acquisitions;

•	an increase in restructuring charges of $44 million related to higher costs for facility closure and other costs;

•	a goodwill impairment charge of $60 million as a result of our change in operating segments; and

•	an increase in interest expense and other financing charges of $118 million.
These unfavorable effects were partially offset by:

•	an increase in equity earnings in nonconsolidated affiliates of $33 million, which was the result of the Federal-Mogul Acquisition; and

•	a reduction in income tax expense of $37 million.

Recent Trends and Market Conditions
There is inherent uncertainty in the continuation of the trends discussed below. In addition, there may be other factors or trends that can have an effect on our business. Our business and operating results are affected by the relative strength of:

General economic conditions
Our OE business is directly related to automotive vehicle production by our customers. Automotive production levels depend on a number of factors, including global and regional economic conditions. Demand for aftermarket products is driven by three primary factors: the number of vehicles in operation; the average age of vehicles; and vehicle usage trends (primarily distance traveled).

Global light vehicle production levels (According to IHS Markit, July, 2019)
Global light vehicle production decreased by 8% for the three months ending June 30, 2019 compared to the same period in the prior year. Production levels were down in the major markets in which we operate. North and South American light vehicle production decreased by 2% in each region. European production decreased by 7%, while China decreased by 16% and India decreased by 12%.

Global light vehicle production decreased by 7% for the first half of 2019 compared to the same period in the prior year. North and South American light vehicle production decreased 3% in each region. European production decreased by 6%, while China decreased by 13% and India decreased by 7%.

Global commercial vehicle production decreased by 4% for the three months ending June 30, 2019 compared to the same period in the prior year. Consistent with the first quarter of 2019, commercial vehicle production increased in North America, Brazil and Europe, while production in China and India declined. Commercial vehicle production in North America was up 6%, production in Brazil rose 4% and European commercial vehicle production increased 1%. China posted a decrease for the second quarter of 2019 of 9% and India experienced a decrease of 12%.

Global commercial vehicle production decreased by 4% for the first half of 2019 compared to the same period in the prior year. Production in North America was up 6%, production in Brazil rose 4% and European commercial vehicle production increased 1%. Commercial vehicle production decreased in China by 9% and in India by 13%.

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

We seek to continue optimizing our performance through enhanced efficiencies to meet the world-class delivery performance our customers increasingly require. We have made investments in our global distribution network, through our new multi-product distribution centers, the implementation of automated picking technology, and a more efficient replenishment system with the objective of improving inventory visibility and availability, and lowering costs.

Execute a Spin-Off Transaction in mid-2020
We completed the Federal-Mogul Acquisition on October 1, 2018. We will continue to seek synergies to optimize the two independent companies in preparation for the anticipated separation. This optimization should present additional opportunities for cost reduction, increased profitability, and cash flow.

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

Leverage the strength of our global aftermarket leading brands positions, product portfolio and range, marketing and selling expertise, and distribution and logistics capabilities
Our aftermarket business has a portfolio of leading brands with strong product offerings. We will build upon our brand strengths and grow our global aftermarket business by leveraging our broad product coverage and extensive distribution network. We intend to capitalize on aftermarket trends and expand in established markets (North America, Europe, Australia) as well as high-growth regions (China, South America, India, Southeast and Northeast Asia). Important focus areas are enhancing our presence in high-growth markets; leveraging our portfolio and strong presence in suspension to expand our business globally; and diversifying outside of chassis with our sealing, engine, and underhood products, as well as other components.

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

Critical Accounting Estimates
Refer to our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission on March 18, 2019. Also refer to Note 6, Goodwill and Other Intangible Assets, for additional discussion on our goodwill.

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

RESULTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2019 compared to the Three and Six Months Ended June 30, 2018
Consolidated Results of Operations
The following table presents our condensed consolidated results of operations and reflects the revisions discussed in Item 1 — Condensed Consolidated Financial Statements (Unaudited).

	Three Months Ended June 30,		Increase / (Decrease)		Six Months Ended June 30,		Increase / (Decrease)
	2019	2018	$ Change	% Change (1)	2019	2018	$ Change	% Change (1)
	(millions, except percent, share, and per share amounts)
Revenues
Net sales and operating revenues	$4,504	$2,533	$1,971	78%	$8,988	$5,114	$3,874	76%
Costs and expenses
Cost of sales	3,793	2,134	1,659	78%	7,657	4,327	3,330	77%
Selling, general, and administrative	288	154	134	87%	604	305	299	98%
Depreciation and amortization	169	60	109	182%	338	120	218	182%
Engineering, research, and development	78	39	39	100%	170	79	91	115%
Restructuring charges and asset impairments	61	29	32	110%	85	41	44	107%
Goodwill impairment charge	—	—	—	n/m	60	—	60	n/m
	4,389	2,416	1,973	82%	8,914	4,872	4,042	83%
Other expense (income)
Non-service pension and other postretirement benefit costs (credits)	4	3	1	33%	6	6	—	—%
Equity in (earnings) losses of nonconsolidated affiliates, net of tax	(17)	—	(17)	n/m	(33)	—	(33)	n/m
Other expense (income), net	(13)	3	(16)	n/m	(16)	3	(19)	n/m
	(26)	6	(32)	n/m	(43)	9	(52)	n/m
Earnings (loss) before interest expense, income taxes, and noncontrolling interests	141	111	30	27%	117	233	(116)	(50)%
Interest expense	82	22	60	273%	163	45	118	262%
Earnings (loss) before income taxes and noncontrolling interests	59	89	(30)	(34)%	(46)	188	(234)	(124)%
Income tax expense (benefit)	14	26	(12)	(46)%	14	51	(37)	(73)%
Net income (loss)	45	63	(18)	(29)%	(60)	137	(197)	(144)%
Less: Net income (loss) attributable to noncontrolling interests	19	16	3	19%	31	30	1	3%
Net income (loss) attributable to Tenneco Inc.	$26	$47	$(21)	(45)%	$(91)	$107	$(198)	(185)%
Earnings (loss) per share
Basic earnings (loss) per share:
Earnings (loss) per share	$0.32	$0.92			$(1.13)	$2.08
Weighted average shares outstanding	80,920,825	51,258,668			80,897,731	51,232,639
Diluted earnings (loss) per share:
Earnings (loss) per share	$0.32	$0.92			$(1.13)	$2.07
Weighted average shares outstanding	80,920,825	51,607,224			80,897,731	51,546,015

(1) Percentages above denoted as "n/m" are not meaningful to present in the table.

Revenues
Three-months ended: Revenues increased by $1,971 million, or 78%, as compared to the three months ended June 30, 2018. The Acquisitions increased revenues by $1,881 million, or 74%. The remaining increase in revenues was primarily driven by the net favorable effects of organic growth from higher sales volume and mix of $162 million and the favorable effect of other of $2 million, partially offset by the unfavorable effects of foreign currency exchange of $74 million.

The table below reflects our consolidated revenues for the three months ended June 30, 2019 and 2018 (amounts in millions):

Three-months ended June 30, 2018	$2,533
Acquisitions	1,881
Drivers in the change of organic revenues:
Volume and mix	162
Currency exchange rates	(74)
Others	2
Three-months ended June 30, 2019	$4,504

Six-months ended: Revenues increased by $3,874 million, or 76%, as compared to the six months ended June 30, 2018. The Acquisitions increased revenues by $3,816 million, or 75%. The remaining increase in revenues was primarily driven by the net favorable effects of organic growth from higher sales volume and mix of $251 million and the favorable effect of other of $8 million, partially offset by the unfavorable effects of foreign currency exchange of $201 million.

The table below reflects our consolidated revenues for the six months ended June 30, 2019 and 2018 (amounts in millions):

Six months ended June 30, 2018	$5,114
Acquisitions	3,816
Drivers in the change of organic revenues:
Volume and mix	251
Currency exchange rates	(201)
Others	8
Six months ended June 30, 2019	$8,988

Cost of Sales
Three-months ended: Cost of sales increased by $1,659 million, or 78%, as compared to the three months ended June 30, 2018. The Acquisitions increased cost of sales by $1,569 million, or 74%. The remaining increase in cost of sales was primarily driven by incremental costs related to higher sales volume and mix of $164 million and the unfavorable effects of materials sourcing of $2 million, partially offset by a favorable effect of foreign currency exchange of $61 million and a decrease in other costs of $15 million.

The table below reflects our consolidated cost of sales for the three months ended June 30, 2019 and 2018 (amounts in millions):

Three months ended June 30, 2018	$2,134
Acquisitions	1,569
Drivers in the change of organic revenues:
Volume and mix	164
Material	2
Currency exchange rates	(61)
Others	(15)
Three months ended June 30, 2019	$3,793

Six-months ended: Cost of sales increased by $3,330 million, or 77%, as compared to the six months ended June 30, 2018. The Acquisitions increased cost of sales by $3,202 million, or 74%. The remaining increase in cost of sales was primarily driven by incremental costs related to higher sales volume and mix of $256 million, the unfavorable effects of materials sourcing of $9 million, and an increase in other costs of $25 million, which was partially offset by a favorable effect of foreign currency exchange of $162 million.

The table below reflects our consolidated cost of sales for the six months ended June 30, 2019 and 2018 (amounts in millions):

Six months ended June 30, 2018	$4,327
Acquisitions	3,202
Drivers in the change of organic revenues:
Volume and mix	256
Material	9
Currency exchange rates	(162)
Others	25
Six months ended June 30, 2019	$7,657

Selling, general, and administrative (SG&A)
Three-months ended: SG&A increased by $134 million as compared to the three months ended June 30, 2018. The increase was primarily due to the effect of the Acquisitions of $141 million and an increase in acquisition and spin related costs of $7 million, partially offset by a decrease of $7 million in cost reduction initiatives.

Six-months ended: SG&A increased by $299 million as compared to the six months ended June 30, 2018. The increase was primarily due to the effect of the Acquisitions of $289 million, an increase in acquisition and spin related costs of $33 million, and an increase related to spending for cost reduction initiatives of $1 million.

Depreciation and amortization
Three-months ended: Depreciation and amortization increased by $109 million as compared to the three months ended June 30, 2018. The increase was due primarily to the effect of the Acquisitions.

Six-months ended: Depreciation and amortization increased by $218 million as compared to the six months ended June 30, 2018. The increase was due primarily to the effect of the Acquisitions.

Engineering, research, and development
Three-months ended: Engineering, research, and development increased by $39 million as compared to the three months ended June 30, 2018. The increase was due primarily to the effect of the Acquisitions.

Six-months ended: Engineering, research, and development increased by $91 million as compared to the six months ended June 30, 2018. The increase was due primarily to the effect of the Acquisitions.

Restructuring charges and asset impairments
Three-months ended: Restructuring charges increased by $32 million as compared to the three months ended June 30, 2018. The increase is primarily attributable to higher costs related to facility closure and other costs incurred during the three months ended June 30, 2019.

Six-months ended: Restructuring charges increased by $44 million as compared to the six months ended June 30, 2018. The increase is primarily attributable to higher costs related to facility closure and other costs incurred during the six months ended June 30, 2019.

Goodwill impairment charge
Three-months ended: There was no goodwill impairment charge recorded in the three months ended June 30, 2019, and resulted in no change as compared to the three months ended June 30, 2018.

Six-months ended: During the six months ended June 30, 2019, there was reorganization of reporting units within the Aftermarket, Ride Performance, and Motorparts segments, which resulted in a goodwill impairment of $60 million, all of which was within the Ride Performance segment.

Non-service pension and postretirement benefit costs (credits)
Three-months ended: Non-service pension and postretirement benefit costs (credits) increased $1 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The Federal-Mogul Acquisition increased non-service pension and postretirement benefit costs by $3 million, which was partially offset by the recognition of $2 million in prior service credits during the three months ended June 30, 2019, as a result of the plan amendment recognized at December 31, 2018 for one of our postretirement medical benefits plan.

Six-months ended: Non-service pension and postretirement benefit costs (credits) remained consistent for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The Federal-Mogul Acquisition increased non-service pension and postretirement benefit costs by $5 million, which was partially offset by the recognition of $4 million in prior service credits during the six months ended June 30, 2019, as a result of the plan amendment recognized at December 31, 2018 for one of our postretirement medical benefit plans.

Equity in (earnings) losses of nonconsolidated affiliates, net of tax
Three-months ended: Equity in (earnings) losses of nonconsolidated affiliates, net of tax increased by $17 million as compared to the three months ended June 30, 2018. The increase was due to the Federal-Mogul Acquisition.

Six-months ended: Equity in (earnings) losses of nonconsolidated affiliates, net of tax increased by $33 million as compared to the six months ended June 30, 2018. The increase was due to the Federal-Mogul Acquisition.

Other expense (income), net
Three-months ended: Other income, net increased by $16 million as compared to the three months ended June 30, 2018. The Acquisitions increased other income, net by $7 million. Excluding the Acquisitions, the increase was primarily attributable to income from an Environmental Protection Agency ("EPA") mandate to which we were a party.

Six-months ended: Other income, net increased by $19 million as compared to the six months ended June 30, 2018. The Acquisitions increased other income, net by $12 million. Excluding the Acquisitions, the increase was primarily attributable to income from an EPA mandate to which we were a beneficiary.

Interest expense
Three-months ended: Interest expense increased by $60 million as compared to the three months ended June 30, 2018. The increase was primarily attributable to higher interest expense pertaining to the five-year $1,700 million term loan A facility and the seven-year $1,700 million term loan B facility that were entered into in connection with the Federal-Mogul Acquisition, and interest expense on the debt assumed in the Federal-Mogul Acquisition.

Interest expense includes financing charges on sales of accounts receivable, which increased by $4 million as compared to the three months ended June 30, 2018. The increase is primarily attributable to the Federal-Mogul Acquisition.

Six-months ended: Interest expense increased by $118 million as compared to the six months ended June 30, 2018. The increase was primarily attributable to higher interest expense pertaining to the five-year $1,700 million term loan A facility and the seven-year $1,700 million term loan B facility that were entered into in connection with the Federal-Mogul Acquisition, and interest expense on the debt assumed in the Federal-Mogul Acquisition.

Interest expense includes financing charges on sales of accounts receivable, which increased by $9 million as compared to the six months ended June 30, 2018. The increase is primarily attributable to the Federal-Mogul Acquisition.

Income tax expense (benefit)
Three-months ended: Income tax expense decreased by $12 million as compared to the three months ended June 30, 2018. The decrease was primarily attributable to a decrease in pre-tax earnings.

Six-months ended: Income tax expense decreased by $37 million as compared to the six months ended June 30, 2018. The decrease was primarily attributable to a decrease in pre-tax earnings.

Net income (loss)
Three-months ended: Net income decreased by $18 million to $45 million for the three months ended June 30, 2019 as compared to $63 million of net income for the three months ended June 30, 2018, as result of the aforementioned items.

Six-months ended: Net income decreased by $197 million to a net loss of $60 million for the six months ended June 30, 2019 as compared to $137 million of net income for the six months ended June 30, 2018, as result of the aforementioned items.

Earnings (loss) before interest expense, income taxes, noncontrolling interests, and depreciation and amortization (“EBITDA including noncontrolling interests”)
The following table presents the reconciliation from net income (loss) attributable to Tenneco Inc. to EBITDA including noncontrolling interests for the three and six months ended June 30, 2019 and 2018 (amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total EBITDA including noncontrolling interests	$310	$171	$455	$353
Depreciation and amortization	(169)	(60)	(338)	(120)
Earnings (loss) before interest expense, income taxes, and noncontrolling interests	141	111	117	233
Interest expense	(82)	(22)	(163)	(45)
Income tax (expense) benefit	(14)	(26)	(14)	(51)
Net income (loss)	45	63	(60)	137
Less: Net income (loss) attributable to noncontrolling interests	19	16	31	30
Net income (loss) attributable to Tenneco Inc.	$26	$47	$(91)	$107

Three-months ended: EBITDA including noncontrolling interests increased by $139 million as compared to the three months ended June 30, 2018, as a result of the aforementioned items. See "Non-GAAP Measures" for further discussion on the use of non-GAAP measures.

Six-months ended: EBITDA including noncontrolling interests increased by $102 million as compared to the six months ended June 30, 2018, as a result of the aforementioned items. See "Non-GAAP Measures" for further discussion on the use of non-GAAP measures.

Segment Results of Operations

Overview of Net Sales and Operating Revenues
Our Clean Air segment has substrate sales. Substrates are porous ceramic filters coated with a catalyst - typically, precious metals such as platinum, palladium and rhodium. We do not manufacture substrates, as they are supplied to us by Tier 2 suppliers generally as directed by our OE customers. We generally earn a small margin on these components of the system. These substrate components have been increasing as a percentage of our revenue as the need for more sophisticated emission control solutions increases to meet more stringent environmental regulations, and as we capture more diesel aftertreatment business. While these substrates dilute our gross margin percentage, they are a necessary component of an emission control system.

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

We disclose substrate sales amounts because we believe investors utilize this information to understand the effect of this portion of our revenues on our overall business and because it removes the effect of potentially volatile precious metals pricing from our revenues. While our OE customers generally assume the risk of precious metals pricing volatility, it affects our reported revenues.

The table below reflects our segment revenues for the three months ended June 30, 2019 and 2018 (amounts in millions):

	Segment Revenue
	New Tenneco				DRiV
	Clean Air		Powertrain		Ride Performance		Motorparts		Total Revenues
Three months ended June 30,	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Revenues	$1,827	$1,694	$1,133	$—	$709	$506	$835	$333	$4,504	$2,533
	—
Value-add revenues	1,050	1,073	1,133	—	709	506	835	333	3,727	1,912
Currency effect on value-add revenue	(31)	—	—	—	(20)	—	(8)	—	(59)	—
Value-add revenue excluding currency	$1,081	$1,073	$1,133	$—	$729	$506	$843	$333	$3,786	$1,912

Substrate sales	$777	$621	$—	$—	$—	$—	$—	$—	$777	$621
Effect of Acquisitions	$—	$—	$1,133	$—	$221	$—	$527	$—	$1,881	$—

The table below reflects our segment revenues for the six months ended June 30, 2019 and 2018 (amounts in millions):

	Segment Revenue
	New Tenneco				DRiV
	Clean Air		Powertrain		Ride Performance		Motorparts		Total Revenues
Six months ended June 30,	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Revenues	$3,606	$3,450	$2,308	$—	$1,442	$1,019	$1,632	$645	$8,988	$5,114

Value-add revenues	2,123	2,177	2,308	—	1,442	1,019	1,632	645	7,505	3,841
Currency effect on value-add revenue	(82)	—	—	—	(51)	—	(26)	—	(159)	—
Value-add revenue excluding currency	$2,205	$2,177	$2,308	$—	$1,493	$1,019	$1,658	$645	$7,664	$3,841

Substrate sales	$1,483	$1,273	$—	$—	$—	$—	$—	$—	$1,483	$1,273
Effect of Acquisitions	$—	$—	$2,308	$—	$465	$—	$1,043	$—	$3,816	$—

Segment Revenue
Clean Air
Three-months ended: Clean Air revenue increased $133 million, or 8%, as compared to the three months ended June 30, 2018. Higher light vehicle sales and commercial truck revenues contributed $183 million to the increase, while foreign currency exchange had a $46 million unfavorable effect on Clean Air revenues.

Six-Months ended: Clean Air revenue increased $156 million, or 5%, as compared to the six months ended June 30, 2018. Higher light vehicle and commercial truck sales contributed $287 million to the increase, while foreign currency exchange had a $124 million unfavorable effect on Clean Air revenues.

Powertrain
Three and Six-months ended: As a result of the Federal-Mogul Acquisition, Powertrain revenue was $1,133 million and $2,308 million for the three and six months ended June 30, 2019, respectively.

Ride Performance
Three-months ended: Ride Performance revenue increased $203 million, or 40%, as compared to the three months ended June 30, 2018. The Acquisitions increased revenue by $221 million. Excluding the Acquisitions, revenue decreased by $18 million due to the unfavorable effects of foreign currency exchange of $20 million and net unfavorable volume and mix of $1 million, partially offset by net favorable other of $3 million.

Six-months ended: Ride Performance revenue increased $423 million, or 42%, as compared to the six months ended June 30, 2018. The Acquisitions increased revenue by $465 million. Excluding the Acquisitions, revenue decreased by $42 million due to the unfavorable effects of foreign currency exchange of $51 million, partially offset by net favorable volume and mix of $5 million and $4 million favorable other.

Motorparts
Three-months ended: Motorparts revenue increased $502 million, or 151%, as compared to the three months ended June 30, 2018. The Federal-Mogul Acquisition increased revenue by $527 million. Excluding the Federal-Mogul Acquisition, revenue decreased by $25 million due to the net unfavorable effects of $20 million from lower volume and the unfavorable effects of foreign currency exchange of $8 million, partially offset by $3 million favorable other.

Six-months ended: Motorparts revenue increased $987 million, or 153%, as compared to the six months ended June 30, 2018. The Federal-Mogul Acquisition increased revenue by $1,043 million. Excluding the Federal-Mogul Acquisition, revenue decreased by $56 million which was due to unfavorable volume and mix of $41 million and the unfavorable effects of foreign currency exchange of $26 million, partially offset by $11 million of other.

Earnings before Interest Expense, Income Taxes, Noncontrolling Interests and Depreciation and Amortization (“EBITDA including noncontrolling interests”)
The following table presents EBITDA including noncontrolling interests by segment for the three and six months ended June 30, 2019 and 2018 (amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months	Six Months
	2019	2018	2019	2018	2019 vs 2018	2019 vs 2018
	(Millions)
EBITDA including noncontrolling interests by Segments:
Clean Air	$152	$142	$283	$299	$10	$(16)
Powertrain	100	—	213	—	100	213
Ride Performance	26	20	(19)	44	6	(63)
Motorparts	110	55	155	100	55	55
Corporate	(78)	(46)	(177)	(90)	(32)	(87)
Total EBITDA including noncontrolling interests	$310	$171	$455	$353	$139	$102
(1) See "Non-GAAP Measures" for further discussion on the use of non-GAAP measures.

Clean Air
Three-months ended: Clean Air EBITDA including noncontrolling interests increased $10 million as compared to the three months ended June 30, 2018. The increase is primarily attributable to strong light vehicle and commercial truck sales, lower selling, general and administrative costs and improved operating efficiencies, offset by unfavorable foreign exchange.

Six-months ended: Clean Air EBITDA including noncontrolling interests decreased $16 million as compared to the six months ended June 30, 2018. The decrease is primarily attributable to unfavorable operating performance, incremental costs for process harmonization, higher restructuring costs, and unfavorable effects of foreign currency exchange, partially offset by stronger light vehicle and commercial truck sales and lower selling, general and administrative costs.

Powertrain
Three and Six-months ended: As a result of the Federal-Mogul Acquisition, Powertrain EBITDA including noncontrolling interests was $100 million and $213 million for the three and six months ended June 30, 2019, respectively.

Ride Performance
Three-Months ended: Ride Performance EBITDA including noncontrolling interests increased $6 million as compared to the three months ended June 30, 2018. The Acquisitions contributed $9 million of additional EBITDA, thus resulting in a total decrease of $3 million without Acquisitions. The decrease is primarily attributable to incremental restructuring costs and the unfavorable effects of foreign currency, partially offset by net favorable volume and mix and lower one-time selling, general and administrative costs.

Six-Months ended: Ride Performance EBITDA including noncontrolling interests decreased $63 million as compared to the six months ended June 30, 2018. While the Acquisitions contributed $17 million of additional EBITDA, this increase is more than offset by a goodwill impairment charge of $60 million taken in the six months ended June 30, 2019 as a result of an operating segment reorganization. Also contributing to the decrease in EBITDA was unfavorable operating performance, higher selling, general, administrative and engineering costs, and the unfavorable effects of foreign currency, which were partially offset by net favorable volume and mix.

Motorparts
Three-months ended: Motorparts EBITDA including noncontrolling interests increased $55 million compared to the three months ended June 30, 2018. The Federal-Mogul Acquisition contributed $75 million of EBITDA including noncontrolling interests to the second quarter 2019 results. The increase in EBITDA attributable to the acquisition was offset primarily by an unfavorable warranty charge, incremental purchase accounting charges, unfavorable operating performance, net unfavorable volume and mix and incremental restructuring charges.

Six-months ended: Motorparts EBITDA including noncontrolling interests increased $55 million as compared to the six months ended June 30, 2018. The Federal-Mogul Acquisition contributed $142 million of EBITDA including noncontrolling interests to the results for the six months ended June 30, 2019. The increase in EBITDA attributable to the acquisition was offset primarily by purchase accounting charges, unfavorable performance, net unfavorable volume and mix, incremental costs associated with a warranty charge, and costs associated with process harmonization.

Corporate
Three-months ended: Corporate EBITDA including noncontrolling interests decreased $32 million as compared to the three months ended June 30, 2018. The decrease is primarily attributable to higher acquisition and spin costs and higher corporate costs post Federal-Mogul Acquisition, offset by lower selling, general and administrative costs.

Six-months ended: Corporate EBITDA including noncontrolling interests decreased $87 million as compared to the six months ended June 30, 2018. The decrease is primarily attributable to higher acquisition and spin costs and higher corporate costs post Federal-Mogul Acquisition, offset by lower selling, general and administrative costs.

The EBITDA including noncontrolling interests results shown in the preceding table include the following items, certain of which may have an effect on the comparability of EBITDA including noncontrolling interests results between periods (amounts in millions):

	Reportable Segments
	Clean Air	Powertrain	Ride Performance	Motorparts	Total	Corporate	Reclass & Elims	Total
Three Months Ended June 30, 2019
Costs to achieve synergies (1)
Restructuring related to synergy initiatives	$—	$1	$(1)	$4	$4	$—	$—	$4
Other cost to achieve synergies	—	1	—	—	1	2	—	3
Total costs to achieve synergies	—	2	(1)	4	5	2	—	7

Restructuring and related expenses
Other restructuring charges	14	16	23	2	55	—	—	55
Asset impairments	1	—	—	1	2	—	—	2
Total restructuring and related expenses	15	16	23	3	57	—	—	57

Cost reduction initiatives (2)	—	—	—	—	—	2	—	2
Acquisition and expected spin costs (3)	—	—	—	1	1	26	—	27
Process harmonization(4)	1	—	—	—	1	—	—	1
Purchase accounting charges (5)	—	—	2	1	3	—	—	3
Warranty charge (7)	—	—	—	7	7	—	—	7
Total adjustments	$16	$18	$24	$16	$74	$30	$—	$104

	Reportable Segments
	Clean Air	Powertrain	Ride Performance	Motorparts	Total	Corporate	Reclass & Elims	Total
Three Months Ended June 30, 2018
Costs to achieve synergies (1)
Restructuring related to synergy initiatives	$6	$—	$—	$—	$6	$2	$—	$8
Other cost to achieve synergies	—	—	—	1	1	—	—	1
Total costs to achieve synergies	6	—	—	1	7	2	—	9

Restructuring and related expenses
Other restructuring charges	11	—	8	2	21	—	—	21
Asset impairments	—	—	—	—	—	—	—	—
Total restructuring and related expenses	11	—	8	2	21	—	—	21

Cost reduction initiatives	—	—	10	—	10	—	—	10
Acquisition and expected spin costs (3)		—	—		—	18	—	18
Environmental charge (6)	—	—	—	—	—	4	—	4
Total adjustments	$17	$—	$18	$3	$38	$24	$—	$62

(1) Cost to achieve synergies related to the Acquisitions.
(2) Costs related to cost reduction initiatives.
(3) Costs related to the Acquisitions and expected spin.
(4) Change due to process harmonization.
(5) This primarily relates to a non-cash charge to cost of goods sold for the amortization of the inventory fair value step-up recorded as part of the Acquisitions.
(6) Not used in the table above.
(7) Charge related to warranty. Although we regularly incur warranty costs, this specific charge is of an unusual nature in the period incurred.
(8) Environmental charge related to an acquired site whereby an indemnification reverted back to the Company resulting from a 2009 bankruptcy filing of Mark IV Industries.

	Reportable Segments
	Clean Air		Powertrain	Ride Performance	Motorparts	Total	Corporate	Reclass & Elims	Total
Six Months Ended June 30, 2019
Costs to achieve synergies (1)
Restructuring related to synergy initiatives	$1		$1	$2	$7	$11	$—	$—	$11
Other cost to achieve synergies	—		1	—	—	1	2	—	3
Total costs to achieve synergies	1		2	2	7	12	2	—	14

Restructuring and related expenses
Other restructuring charges	18		17	33	3	71	1	—	72
Asset impairments	1		—	—	1	2	—	—	2
Total restructuring and related expenses	19		17	33	4	73	1	—	74

Cost reduction initiatives (2)	—		—	—	—	—	10	—	10
Acquisition and expected spin costs (3)	—		—	—	1	1	66	—	67
Process harmonization(4)	5		—	—	5	10	—	—	10
Purchase accounting charges (5)	—		2	5	37	44	—	—	44
Goodwill impairment charge (6)	—		—	60	—	60	—	—	60
Warranty charge (7)	—	—	—	—	7	7	—	—	7
Total adjustments	$25		$21	$100	$61	$207	$79	$—	$286

	Reportable Segments
	Clean Air	Powertrain	Ride Performance	Motorparts	Total	Corporate	Reclass & Elims	Total
Six months ended June 30, 2018
Costs to achieve synergies (1)
Restructuring related to synergy initiatives	$6	$—	$—	$—	$6	$2	$—	$8
Other cost to achieve synergies	—	—	—	1	1	—	—	1
Total costs to achieve synergies	6	—	—	1	7	2	—	9

Restructuring and related expenses
Other restructuring charges	12	—	17	4	33	—	—	33
Asset impairments	—	—	—	—	—	—	—	—
Total restructuring and related expenses	12	—	17	4	33	—	—	33

Cost reduction initiatives (2)	—	—	10	—	10		—	10
Warranty charge (3)	—	—	5	—	5			5
Environmental charge (6)	—	—	—	—	—	4	—	4
Acquisition and expected spin costs (3)	—	—	—	—	—	31	—	31
Total adjustments	$18	$—	$32	$5	$55	$37	$—	$92

(1) Cost to achieve synergies related to the Acquisitions.
(2) Costs related to cost reduction initiatives.
(3) Costs related to the Acquisitions and expected spin.
(4) Change due to process harmonization.
(5) This primarily relates to a non-cash charge to cost of goods sold for the amortization of the inventory fair value step-up recorded as part of the Acquisitions.
(6) Post segment reorganization impairment of goodwill.
(7) Charge related to warranty. Although we regularly incur warranty costs, this specific charge is of an unusual nature in the period incurred.
(8) Environmental charge related to an acquired site whereby an indemnification reverted back to the Company resulting from a 2009 bankruptcy filing of Mark IV Industries.

Liquidity and Capital Resources

Liquidity and Financing Arrangements
The table below shows our borrowing capacity on credit facilities as of June 30, 2019 (amounts in billions):

	Credit Facilities as of June 30, 2019
	Term	Available(b)
Tenneco Inc. revolving credit facility (a)	2023	$1.2
Tenneco Inc. Term Loan A	2023	—
Tenneco Inc. Term Loan B	2025	—
Subsidiaries’ credit agreements	2020	0.2
		$1.4

(a)	We are required to pay commitment fees under the revolving credit facility on the unused portion of the total commitment.

(b)	Letters of credit reduce the available borrowings under the revolving credit facility. As of June 30, 2019, the revolving credit facility had $20 million in letters of credit outstanding.

In addition, we had cash and cash equivalents of $384 million and $697 million as of June 30, 2019 and December 31, 2018.

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

The financial ratios required under the New Credit Facility and the actual ratios we calculated as of June 30, 2019 for the second quarter of 2019, are as follows: leverage ratio of 3.39 actual versus 4.00 (maximum) required; and interest coverage ratio of 5.77 actual versus 2.75 (minimum) required.

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

As of June 30, 2019, we were in compliance with all of our financial covenants.

Accounts Receivable Securitization and Factoring
On-Balance Sheet Arrangements — We have securitization programs for some of our accounts receivable, with limited recourse provisions. Borrowings on these securitization programs, which are recorded in short-term debt, at June 30, 2019 and December 31, 2018 are as follows (amounts in millions):

	June 30, 2019	December 31, 2018
Borrowings on securitization programs	$4	$6

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

The amounts outstanding for these factoring and drafting arrangements as of June 30, 2019 and December 31, 2018 are as follows (amounts in billions):

	June 30, 2019	December 31, 2018
Accounts receivable outstanding and derecognized	$1.1	$1.0

The deferred purchase price receivable as of June 30, 2019 and December 31, 2018 is as follows (amounts in millions):

	June 30, 2019	December 31, 2018
Deferred purchase price receivable	$52	$154

Proceeds from the factoring of accounts receivable qualifying as sales are as follows (amounts in billions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Proceeds from factoring qualifying as sales	$1.3	$0.7	$2.5	$1.5

Financing charges associated with the factoring of receivables are as follows (amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Financing charges on sale of receivables(a)	$6	$2	$14	$5
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

Capital Requirements
We believe cash flows from operations, combined with our cash on hand (subject to our proportionate share and any applicable withholding taxes upon repatriation of cash balances from our foreign operations) and available borrowing capacity described above (assuming we maintain compliance with the financial covenants and other requirements of our senior credit facility agreement) will be sufficient to meet our future capital requirements, including debt amortization, capital expenditures, pension contributions, and other operational requirements, for the following year. Our ability to meet the financial covenants depends upon a number of operational and economic factors, many of which are beyond our control. In the event we are unable to meet these financial covenants, we would consider several options to meet our cash flow needs. Such actions include additional restructuring initiatives and other cost reductions, sales of assets, reductions to working capital and capital spending, issuance of equity and other alternatives to enhance our financial and operating position. Should we be required to implement any of these actions to meet our cash flow needs, we believe we can do so in a reasonable time frame.

Cash Flows
Operating Activities
Operating activities for the six months ended June 30, 2019 and 2018 were as follows (amounts in millions):

	Six Months Ended June 30,
	2019	2018
Operational cash flow before changes in operating assets and liabilities	$312	$267

Changes in operating assets and liabilities:
Receivables	(401)	(233)
Inventories	101	(51)
Payables and accrued expenses	48	206
Accrued interest and income taxes	(66)	(2)
Other assets and liabilities	(94)	(109)
Total change in operating assets and liabilities	(412)	(189)
Net cash provided (used) by operating activities	$(100)	$78

Cash used by operations for the six months ended June 30, 2019 was $100 million, a decrease of $178 million compared to the six months ended June 30, 2018. The net decrease was primarily the result of:

•	cash flows used by the operations of the Federal-Mogul Acquisition, of approximately $75 million; and

•	a net decrease of $103 million due to unfavorable changes in working capital items and performance (excluding the Federal-Mogul Acquisition).

Investing Activities
Investing activities for the six months ended June 30, 2019 and 2018 were as follows (amounts in millions):

	Six Months Ended June 30,
	2019	2018
Proceeds from sale of assets	$5	$5
Net proceeds from sale of business	22	—
Cash payments for property, plant, and equipment	(379)	(174)
Acquisition of business, net of cash acquired	(158)	—
Proceeds from deferred purchase price of factored receivables	147	66
Other	(1)	2
Net cash used by investing activities	$(364)	$(101)

Cash used by investing activities for the six months ended June 30, 2019 included cash paid for the Ohlins Acquisition of $158 million and proceeds from the sale of the wipers business of $22 million, included in our Motorparts segment. See Note 3, Acquisitions and Divestitures for additional details. In addition, there was an increase in proceeds from deferred purchase price of factored receivables of $81 million, primarily attributable to the Federal-Mogul Acquisition.

Cash payments for property, plant, and equipment were $379 million and $174 million for the six months ended June 30, 2019 and 2018. The increase is primarily attributable to the Federal-Mogul Acquisition. These cash payments were primarily related to capital expenditures to invest in new facilities, upgrade existing products, continue new product launches, and infrastructure and equipment at our facilities to support our manufacturing, distribution, and cost reduction efforts, as well as software-related expenditures.

Financing Activities
Financing activities for the six months ended June 30, 2019 and 2018 were as follows (amounts in millions):

	Six Months Ended June 30,
	2019	2018
Proceeds from term loans and notes	$111	$9
Repayments of term loans and notes	(190)	(28)
Borrowings on revolving lines of credit	4,525	2,669
Payments on revolving lines of credit	(4,254)	(2,614)
Issuance (repurchase) of common shares	(2)	(1)
Cash dividends	(20)	(25)
Net increase (decrease) in bank overdrafts	(8)	(7)
Other	(1)	(22)
Distributions to noncontrolling interest partners	(20)	(28)
Net cash provided (used) by financing activities	$141	$(47)

Cash flow provided by financing activities was $141 million for the six months ended June 30, 2019. This included net repayments on term loans of $79 million, net borrowings on revolving lines of credit of $271 million, and $1 million in borrowings on accounts receivable securitization programs.

Cash flow used by financing activities was $47 million for the six months ended June 30, 2018. This included net repayments on term loans of $19 million, net borrowings on revolving lines of credit of $55 million, and $22 million in borrowings on accounts receivable securitization programs.

Dividends on Common Stock
We suspended the quarterly dividend in the second quarter of 2019. For the six months ended June 30, 2019, a dividend of $0.25 per share was paid, or $20 million in the aggregate. The first quarter dividend was a decrease of $5 million as compared to the six months ended June 30, 2018, due to the suspension of the dividend program in the second quarter 2019.

Environmental Matters, Legal Proceedings and Product Warranties
Note 13, Commitments and Contingencies in our condensed consolidated financial statements located in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

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

Foreign Currency Forward Contracts — We enter into foreign currency forward purchase and sale contracts to mitigate our exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables. In managing our foreign currency exposures, we identify and aggregates existing offsetting positions and then hedge residual exposures through third-party derivative contracts. The gain or loss on these contracts is recorded as foreign currency gains (losses) within cost of sales in the condensed consolidated statements of income (loss). The fair value of foreign currency forward contracts are recorded in "Prepayments and other current assets" or "Accrued expenses and other current liabilities" in the condensed consolidated balance sheets. The fair value of the Company's foreign currency forward contracts was a net asset position of less than $1 million at June 30, 2019 and December 31, 2018.

The following table summarizes by position the notional amounts for foreign currency forward contracts as of June 30, 2019 (all of which mature in 2019):

Notional Amount
Long position	$(26)
Short position	$26

Interest Rate Risk
Our financial instruments that are sensitive to market risk for changes in interest rates are primarily our debt securities. We use our revolving credit facility to finance our short-term and long-term capital requirements. We pay a current market rate of interest on these borrowings. Our long-term capital requirements have been financed with long-term debt with original maturity dates ranging from five to ten years. On June 30, 2019, we had $1.6 billion par value of fixed rate debt and $4.0 billion par value of floating rate debt. Of the fixed rate debt, $472 million is fixed through 2022, $623 million is fixed through 2024, and $500 million is fixed through 2026. We also had $4.0 billion of principal amounts in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources” earlier in this Management’s Discussion and Analysis and Note 10, Debt and Other Financing Arrangements in our condensed consolidated financial statements located in Part I, Item I of this Form 10-Q.

We estimate that the fair value of our long-term debt at June 30, 2019 was about 96% percent of its book value. A one percentage point increase or decrease in interest rates related to our variable interest rate debt would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $40 million.

Equity Prices
We also utilize an equity swap arrangement to offset changes in liabilities related to the equity market risks of our arrangements for deferred compensation and restricted stock unit awards. Gain or losses from changes in fair value of these equity swaps are generally offset by the losses or gains on the related liabilities. In May 2019, we entered into an amended and restated equity swap agreement with a financial institution. We selectively use cash-settled share swaps to reduce market risk associated with our deferred liabilities. These equity compensation liabilities increase as our stock price increases and decrease as our stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing us to fix a portion of the liabilities at a stated amount. As of June 30, 2019, we had hedged the deferred liability related to approximately 250,000 common share equivalents.

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

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
Note 13, Commitments and Contingencies, in our condensed consolidated financial statements located in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.
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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) Not applicable.
(c) Purchase of equity securities by the issuer and affiliated purchasers. The following table provides information relating to our purchase of shares of our common stock in the second quarter of 2019. These purchases reflect shares withheld upon vesting of restricted stock for tax withholding obligations. We generally intend to continue to satisfy tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares.
In February 2017, our Board of Directors authorized the repurchase of up to $400 million of our then outstanding common stock over the next three years, including $112 million that remained authorized under earlier repurchase programs. We generally acquire the shares through open market or privately negotiated transactions and have historically used cash from operations. The repurchase program does not obligate us to repurchase shares within any specific time. We did not repurchase any shares through this program in the six months ended June 30, 2019.

Period	Total Number of Shares Purchased (1)	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares That May Yet be Purchased Under These Plans or Programs (Millions)
April 2019	—	$—	—	$231
May 2019	2,183	11.61	—	231
June 2019	—	—	—	231
Total	2,183	$11.61	—	$231

(1)	Shares withheld upon vesting of restricted stock and share settled restricted stock units in the second quarter of 2019.

ITEM 6.EXHIBITS
INDEX TO EXHIBITS
TO
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2019

Exhibit Number		Description

*31.1	—	Certification of Brian J. Kesseler under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2		Certification of Roger J. Wood under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.3	—	Certification of Jason M. Hollar under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of Brian J. Kesseler, Roger J. Wood and Jason M. Hollar under Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	—	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	—	Inline XBRL Taxonomy Extension Schema Document.

*101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

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

Dated: August 6, 2019