Form 10-Q
period 2019-09-30
TENNECO INC
filed 2019-11-05
CIK 1024725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
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
The number of shares of Class A Voting Common Stock, par value $0.01 per share: 57,134,173 shares outstanding as of November 1, 2019. The number of shares of Class B Non-Voting Common Stock, par value $0.01 per share: 23,793,669 shares outstanding as of November 1, 2019.

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

PART I – FINANCIAL INFORMATION

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)
(in millions, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Net sales and operating revenues	$4,319	$2,371	$13,307	$7,485

Costs and expenses
Cost of sales	3,653	2,002	11,310	6,329
Selling, general, and administrative	249	138	853	443
Depreciation and amortization	165	60	503	180
Engineering, research, and development	78	39	248	118
Restructuring charges, asset impairments, and other	43	16	128	57
Goodwill impairment charge	9	—	69	—
	4,197	2,255	13,111	7,127
Other expense (income)
Non-service pension and other postretirement benefit costs (credits)	2	4	8	10
Equity in (earnings) losses of nonconsolidated affiliates, net of tax	(1)	—	(34)	—
Other expense (income), net	(27)	—	(43)	3
	(26)	4	(69)	13
Earnings (loss) before interest expense, income taxes, and noncontrolling interests	148	112	265	345
Interest expense	79	24	242	69
Earnings (loss) before income taxes and noncontrolling interests	69	88	23	276
Income tax expense (benefit)	(9)	22	5	73
Net income (loss)	78	66	18	203
Less: Net income (loss) attributable to noncontrolling interests	8	9	39	39
Net income (loss) attributable to Tenneco Inc.	$70	$57	$(21)	$164
Earnings (loss) per share
Basic earnings (loss) per share:
Earnings (loss) per share	$0.87	$1.11	$(0.25)	$3.20
Weighted average shares outstanding	80,916,676	51,272,618	80,903,967	51,247,664
Diluted earnings (loss) per share:
Earnings (loss) per share	$0.87	$1.11	$(0.25)	$3.20
Weighted average shares outstanding	80,916,676	51,401,829	80,903,967	51,395,927
See accompanying notes to the condensed consolidated financial statements.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$78	$66	$18	$203
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(97)	(31)	(80)	(103)
Cash flow hedges	—	—	1	—
Defined benefit plans	3	4	2	11
	(94)	(27)	(77)	(92)
Comprehensive income (loss)	(16)	39	(59)	111
Less: Comprehensive income (loss) attributable to noncontrolling interests	(14)	6	22	37
Comprehensive income (loss) attributable to common shareholders	$(2)	$33	$(81)	$74
See accompanying notes to the condensed consolidated financial statements.

TENNECO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except shares)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$389	$697
Restricted cash	6	5
Receivables:
Customer notes and accounts, net	2,645	2,487
Other	108	85
Inventories	2,137	2,245
Prepayments and other current assets	603	590
Total current assets	5,888	6,109
Property, plant and equipment, net	3,491	3,501
Long-term receivables, net	10	10
Goodwill	802	869
Intangibles, net	1,578	1,519
Investments in nonconsolidated affiliates	505	544
Deferred income taxes	570	467
Other assets	539	213
Total assets	$13,383	$13,232
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt, including current maturities of long-term debt	$161	$153
Accounts payable	2,651	2,759
Accrued compensation and employee benefits	378	343
Accrued income taxes	57	64
Accrued expenses and other current liabilities	1,042	1,001
Total current liabilities	4,289	4,320
Long-term debt	5,408	5,340
Deferred income taxes	104	88
Pension and postretirement benefits	1,088	1,167
Deferred credits and other liabilities	518	263
Commitments and contingencies (Note 13)
Total liabilities	11,407	11,178
Redeemable noncontrolling interests	139	138
Tenneco Inc. shareholders’ equity:
Preferred stock — $0.01 par value; none issued	—	—
Class A voting stock — $0.01 par value; shares issued: September 30, 2019 — 71,719,614 and December 31, 2018 — 71,675,379	1	1
Class B non-voting convertible stock — $0.01 par value; shares issued: September 30, 2019 — 23,793,669 and December 31, 2018 — 23,793,669	—	—
Additional paid-in capital	4,377	4,360
Accumulated other comprehensive loss	(752)	(692)
Accumulated deficit	(1,054)	(1,013)
	2,572	2,656
Shares held as treasury stock — at cost: September 30, 2019 and December 31, 2018 — 14,592,888 shares	(930)	(930)
Total Tenneco Inc. shareholders’ equity	1,642	1,726
Noncontrolling interests	195	190
Total equity	1,837	1,916
Total liabilities, redeemable noncontrolling interests and equity	$13,383	$13,232
See accompanying notes to the condensed consolidated financial statements.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended September 30,
	2019	2018
Operating Activities
Net income (loss)	$18	$203
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Goodwill impairment charge	69	—
Depreciation and amortization	503	180
Deferred income taxes	(115)	(21)
Stock-based compensation	20	12
Restructuring charges, asset impairments, and other, net of cash paid	12	8
Change in pension and other postretirement benefit plans	(49)	3
Equity in earnings of nonconsolidated affiliates	(34)	—
Cash dividends received from nonconsolidated affiliates	45	—
Changes in operating assets and liabilities:
Receivables	(457)	(260)
Inventories	112	(115)
Payables and accrued expenses	99	154
Accrued interest and accrued income taxes	(12)	(5)
Other assets and liabilities	(147)	(122)
Net cash provided (used) by operating activities	64	37
Investing Activities
Proceeds from sale of assets	8	6
Net proceeds from sale of business	22	—
Cash payments for property, plant, and equipment	(541)	(255)
Acquisition of business, net of cash acquired	(158)	—
Proceeds from deferred purchase price of factored receivables	203	102
Other	—	(2)
Net cash used by investing activities	(466)	(149)
Financing Activities
Proceeds from term loans and notes	171	12
Repayments of term loans and notes	(278)	(35)
Borrowings on revolving lines of credit	6,804	4,051
Payments on revolving lines of credit	(6,548)	(4,074)
Issuance (repurchase) of common shares	(2)	(2)
Cash dividends	(20)	(39)
Net increase (decrease) in bank overdrafts	(12)	(5)
Net increase (decrease) in short-term borrowings secured by accounts receivable	(3)	150
Other	1	(2)
Distributions to noncontrolling interest partners	(20)	(44)
Net cash provided (used) by financing activities	93	12
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	2	(15)
Decrease in cash, cash equivalents and restricted cash	(307)	(115)
Cash, cash equivalents and restricted cash, beginning of period	702	318
Cash, cash equivalents and restricted cash, end of period	$395	$203
Supplemental Cash Flow Information
Cash paid during the period for interest	$230	$65
Cash paid during the period for income taxes, net of refunds	$139	$79
Non-cash Investing Activities
Period end balance of accounts payable for property, plant, and equipment	$118	$52
Deferred purchase price of receivables factored in the period	$208	$105
See accompanying notes to the condensed consolidated financial statements.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

	Tenneco Inc. Shareholders' equity
	$0.01 Par Value Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Tenneco Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2018	$1	$(930)	$4,360	$(1,013)	$(692)	$1,726	$190	$1,916
Net income (loss)				(117)		(117)	7	(110)
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustments					29	29	4	33
Derivatives					4	4	—	4
Defined benefit plans					1	1	—	1
Comprehensive income (loss)						(83)	11	(72)
Stock-based compensation, net	—	—	5	—	—	5	—	5
Cash dividends ($0.25 per share)	—	—	—	(20)	—	(20)	—	(20)
Purchase accounting measurement period adjustment	—	—	—	—	—	—	(1)	(1)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Balance as of March 31, 2019	1	(930)	4,365	(1,150)	(658)	1,628	199	1,827
Net income (loss)				26		26	9	35
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustments					(17)	(17)	—	(17)
Derivatives					(3)	(3)	—	(3)
Defined benefit plans					(2)	(2)	—	(2)
Comprehensive income (loss)						4	9	13
Stock-based compensation, net	—	—	6	—	—	6	—	6
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Balance as of June 30, 2019	1	(930)	4,371	(1,124)	(680)	1,638	206	1,844
Net income (loss)				70		70	4	74
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustments					(75)	(75)	(11)	(86)
Derivatives					—	—	—	—
Defined benefit plans					3	3	—	3
Comprehensive income (loss)						(2)	(7)	(9)
Acquisition and other	—	—	—	—	—	—	(3)	(3)
Stock-based compensation, net	—	—	6	—	—	6	—	6
Purchase accounting measurement period adjustment	—	—	—	—	—	—	(1)	(1)
Balance as of September 30, 2019	$1	$(930)	$4,377	$(1,054)	$(752)	$1,642	$195	$1,837

	Tenneco Inc. Shareholders' equity
	$0.01 Par Value Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Tenneco Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2017	$1	$(930)	$3,112	$(1,009)	$(538)	$636	$46	$682
Net Income (loss)				60		60	7	67
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustments					19	19	7	26
Defined benefit plans					3	3	—	3
Comprehensive income (loss)						82	14	96
Adjustments to adopt new accounting standards	—	—	—	(1)	—	(1)	—	(1)
Stock-based compensation, net	—	—	3	—	—	3	—	3
Cash dividends ($0.25 per share)	—	—	—	(13)	—	(13)	—	(13)
Balance as of March 31, 2018	1	(930)	3,115	(963)	(516)	707	60	767
Net Income (loss)				47		47	7	54
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustments					(92)	(92)	(5)	(97)
Defined benefit plans					4	4	—	4
Comprehensive income (loss)						(41)	2	(39)
Stock-based compensation, net	—	—	3	—	—	3	—	3
Cash dividends ($0.25 per share)	—	—	—	(12)	—	(12)	—	(12)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(18)	(18)
Balance as of June 30, 2018	1	(930)	3,118	(928)	(604)	657	44	701
Net Income (loss)				57		57	3	60
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustments					(28)	(28)	(1)	(29)
Defined benefit plans					4	4	—	4
Comprehensive income (loss)						33	2	35
Adjustments to adopt new accounting standards				1	—	1	—	1
Stock-based compensation, net	—	—	3	—	—	3	—	3
Cash dividends ($0.25 per share)	—	—	—	(14)	—	(14)	—	(14)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(8)	(8)
Balance as of September 30, 2018	$1	$(930)	$3,121	$(884)	$(628)	$680	$38	$718

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

2. Summary of Significant Accounting Policies

Basis of Presentation — Interim Financial Statements
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments (consisting of normal recurring adjustments) management believes are necessary to fairly state the results of operations, comprehensive income, financial position, changes in shareholders' equity, and cash flows. The Company's management believes the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission on March 18, 2019. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

The Company has previously announced its intentions to separate its businesses through a spinoff transaction in mid-2020 to form two new, independent publicly traded companies, an Aftermarket and Ride Performance company ("DRiV") and a new Powertrain Technology company ("New Tenneco"). Tenneco remains committed to the separation of the businesses and continues to execute its plan for the spinoff. Additionally, the company is evaluating multiple strategic options to deleverage and facilitate the separation. Certain of these options could help mitigate the effect of challenging market conditions, which, if current trends were to continue, would likely affect the company’s ability to complete a separation in the mid-year 2020 time range. In preparation for the separation, the Company began to manage and report its DRiV businesses through two new operating segments, in the first quarter of 2019, as compared to the three operating segments it had previously reported. The DRiV operating segments consist of Motorparts and Ride Performance. The new Motorparts operating segment consists of the previously reported Aftermarket operating segment as well as the aftermarket portion of the previously reported Motorparts operating segment. The Ride Performance operating segment consists of the previously reported Ride Performance operating segment as well as the OE Braking business that was included in the previously reported Motorparts operating segment. As such, prior period operating segment results and related disclosures have been conformed to reflect the Company's current operating segments. The future New Tenneco consists of two existing operating segments, Powertrain and Clean Air. See Note 17, Segment Information.

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

The following is a rollforward of activities in the Company's redeemable noncontrolling interests:

	Nine Months Ended September 30,
	2019	2018
Balance at beginning of period	$138	$42
Net income (loss) attributable to redeemable noncontrolling interests	19	22
Other comprehensive income (loss)	(10)	(3)
Acquisition and other	17	—
Purchase accounting measurement period adjustment	(8)	—
Dividends declared	(17)	(33)
Balance at end of period	$139	$28

The Company recorded a decrease to the redeemable noncontrolling interests of $8 million from the Federal-Mogul Acquisition, as a result of adjustments made in the measurement period. The purchase price allocation for the Federal-Mogul Acquisition has been finalized. The purchase price allocation for the Öhlins Acquisition is preliminary and subject to finalization. The Company's current estimates and assumptions may change as a result. See Note 3, Acquisitions and Divestitures for additional information.

Earnings (loss) per share — Basic earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average shares outstanding during the period. Diluted earnings (loss) per share reflects the weighted average effect of all potentially dilutive securities from the date of issuance. Actual weighted average shares outstanding used in calculating earnings (loss) per share were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average shares of common stock outstanding	80,916,676	51,272,618	80,903,967	51,247,664
Effect of dilutive securities:
Restricted stock, PSUs and RSUs	—	93,956	—	95,022
Stock options	—	35,255	—	53,241
Dilutive shares outstanding	80,916,676	51,401,829	80,903,967	51,395,927

For the three and nine months ended September 30, 2019, the calculation of diluted earnings (loss) per share excluded 1,895,180 and 1,865,345 of share-based awards, as the effect on the calculation would have been anti-dilutive. For the three and nine months ended September 30, 2018, the calculation of diluted earnings (loss) per share excluded 124,865 and 124,606 of share-based awards, as the effect on the calculation would have been anti-dilutive.

Revision of Previously Issued Financial Statements
The Company identified an error in the accounting for certain costs capitalized into inventory that did not constitute inventoriable costs in its historical financial statements. The Company also revised for other immaterial errors related to various line items. As a result, certain amounts in the condensed consolidated financial statements have been revised for the three and nine month periods ended September 30, 2018. These revisions were not material to the previously issued financial statements and are presented in the tables below. In addition, during the three and nine months ended September 30, 2019, the Company recorded an immaterial $5 million charge in its Ride Performance segment related to prior periods.

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

The following tables present the effects of these reclassifications and revisions for the condensed consolidated financial statement line items adjusted in the affected periods included within this quarterly report:

	Three Months Ended September 30, 2018
	As Reported	Reclasses	As Reclassified	Revisions	As Revised
Condensed consolidated statement of income (loss)
Revenues
Net sales and operating revenues	$2,372	$—	$2,372	$(1)	$2,371
Costs and expenses
Cost of sales	2,014	(12)	2,002	—	2,002
Selling, general, and administrative	141	(4)	137	1	138
Depreciation and amortization	65	—	65	(5)	60
Engineering, research, and development	39	—	39	—	39
Restructuring charges, asset impairments, and other	—	16	16	—	16
	2,259	—	2,259	(4)	2,255
Other expense (income)
Loss on sale of receivables	3	(3)	—	—	—
Non-service pension and other postretirement benefit costs (credits)	—	4	4	—	4
Other expense (income), net	6	(4)	2	(2)	—
	9	(3)	6	(2)	4
Earnings (loss) before interest expense, income taxes, and noncontrolling interests	104	3	107	5	112
Interest expense	21	3	24	—	24
Earnings (loss) before income taxes and noncontrolling interests	83	—	83	5	88
Income tax expense (benefit)	20	—	20	2	22
Net income (loss)	63	—	63	3	66
Less: Net income (loss) attributable to noncontrolling interests	9	—	9	—	9
Net income (loss) attributable to Tenneco Inc.	$54	$—	$54	$3	$57
Earnings (loss) per share
Basic earnings (loss) per share of common stock	$1.05	$—	$1.05	$0.06	$1.11
Diluted earnings (loss) per share of common stock	$1.05	$—	$1.05	$0.06	$1.11

	Three Months Ended September 30, 2018
	As Reported	Reclasses	As Reclassified	Revisions	As Revised
Condensed consolidated statement of comprehensive income (loss)
Net income (loss)	$63	$—	$63	$3	$66
Other comprehensive income (loss)—net of tax
Foreign currency translation adjustment	(31)	—	(31)	—	(31)
Defined benefit plans	4	—	4	—	4
	(27)	—	(27)	—	(27)
Comprehensive income (loss)	36	—	36	3	39
Less: Comprehensive income (loss) attributable to noncontrolling interests	6	—	6	—	6
Comprehensive income (loss) attributable to common shareholders	$30	$—	$30	$3	$33

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

	Nine Months Ended September 30, 2018
	As Reported	Reclasses	As Reclassified	Revisions	As Revised
Condensed consolidated statement of income (loss)
Revenues
Net sales and operating revenues	$7,483	$—	$7,483	$2	$7,485
Costs and expenses
Cost of sales	6,371	(44)	6,327	2	6,329
Selling, general, and administrative	450	(8)	442	1	443
Depreciation and amortization	183	—	183	(3)	180
Engineering, research, and development	122	(5)	117	1	118
Restructuring charges, asset impairments, and other	—	57	57	—	57
	7,126	—	7,126	1	7,127
Other expense (income)
Loss on sale of receivables	8	(8)	—	—	—
Non-service pension and other postretirement benefit costs (credits)	—	10	10	—	10
Other expense (income), net	15	(10)	5	(2)	3
	23	(8)	15	(2)	13
Earnings (loss) before interest expense, income taxes, and noncontrolling interests	334	8	342	3	345
Interest expense	61	8	69	—	69
Earnings (loss) before income taxes and noncontrolling interests	273	—	273	3	276
Income tax expense (benefit)	72	—	72	1	73
Net income (loss)	201	—	201	2	203
Less: Net income (loss) attributable to noncontrolling interests	39	—	39	—	39
Net income (loss) attributable to Tenneco Inc.	$162	$—	$162	$2	$164
Earnings (loss) per share
Basic earnings (loss) per share of common stock	$3.17	$—	$3.17	$0.03	$3.20
Diluted earnings (loss) per share of common stock	$3.16	$—	$3.16	$0.04	$3.20

	Nine Months Ended September 30, 2018
	As Reported	Reclasses	As Reclassified	Revisions	As Revised
Condensed consolidated statement of comprehensive income (loss)
Net income (loss)	$201	$—	$201	$2	$203
Other comprehensive income (loss)—net of tax
Foreign currency translation adjustment	(104)	—	(104)	1	(103)
Defined benefit plans	11	—	11	—	11
	(93)	—	(93)	1	(92)
Comprehensive income (loss)	108	—	108	3	111
Less: Comprehensive income (loss) attributable to noncontrolling interests	37	—	37	—	37
Comprehensive income (loss) attributable to common shareholders	$71	$—	$71	$3	$74

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

	Nine Months Ended September 30, 2018
	As Reported	Reclasses	As Reclassified	Revisions	As Revised
Condensed consolidated statements of cash flow
Operating Activities
Net income (loss)	$201	$—	$201	$2	$203
Net cash provided by (used by) operating activities	37	—	37	—	37

Investing Activities
Net cash used by investing activities	(149)	—	(149)	—	(149)

Financing Activities
Proceeds from term loans and notes	—	—	—	12	12
Repayments of term loans and notes	—	(17)	(17)	(18)	(35)
Retirement of long-term debt	(17)	17	—	—	—
Borrowings on revolving lines of credit	—	—	—	4,051	4,051
Payments on revolving lines of credit	—	—	—	(4,074)	(4,074)
Net increase (decrease) in revolver borrowings	(29)	—	(29)	29	—
Issuance (repurchase) of common shares	(2)	—	(2)	—	(2)
Cash dividends	(39)	—	(39)	—	(39)
Debt issuance cost of long-term debt	(2)	2	—	—	—
Purchase of common stock under the share repurchase program	—	—	—	—	—
Net increase (decrease) in bank overdrafts	(5)	—	(5)	—	(5)
Net increase (decrease) in short-term borrowings secured by accounts receivable	150	—	150	—	150
Other	—	(2)	(2)	—	(2)
Distributions to noncontrolling interest partners	(44)	—	(44)	—	(44)
Net cash provided by (used by) financing activities	12	—	12	—	12
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(15)	—	(15)	—	(15)
Increase (decrease) in cash, cash equivalents and restricted cash	(115)	—	(115)	—	(115)
Cash, cash equivalents and restricted cash, beginning of period	318	—	318	—	318
Cash, cash equivalents and restricted cash, end of period	$203	$—	$203	$—	$203

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

	Three Months Ended September 30, 2018
	As Reported	Revisions	As Revised
Condensed consolidated statements of changes in shareholders' equity
Accumulated Deficit
Balance June 30	$(864)	$(64)	$(928)
Net income (loss) attributable to Tenneco Inc.	54	3	57
Cash dividends declared	(14)	—	(14)
Adjustments to adopt new accounting standards	—	1	1
Balance September 30	$(824)	$(60)	$(884)
Accumulated Other Comprehensive Income (loss)
Balance June 30	$(608)	$4	$(604)
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustment	(27)	(1)	(28)
Defined benefit plans	4	—	4
Balance September 30	$(631)	$3	$(628)
Total Tenneco Inc. Shareholders' Equity
Balance June 30	$717	$(60)	$657
Net income (loss) attributable to Tenneco Inc.	54	3	57
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustment	(27)	(1)	(28)
Defined benefit plans	4	—	4
Comprehensive income (loss)	31	2	33
Adjustments to adopt new accounting standards	—	1	1
Cash dividends declared	(14)	—	(14)
Stock-based compensation, net	3	—	3
Balance September 30	$737	$(57)	$680
Total Equity
Balance June 30	$761	$(60)	$701
Net income (loss)	57	3	60
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustment	(28)	(1)	(29)
Defined benefit plans	4	—	4
Comprehensive income (loss)	33	2	35
Adjustments to adopt new accounting standards	—	1	1
Cash dividends declared	(14)	—	(14)
Distributions declared to noncontrolling interests	(8)	—	(8)
Stock-based compensation, net	3	—	3
Balance September 30	$775	$(57)	$718

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

	Nine Months Ended September 30, 2018
	As Reported	Revisions	As Revised
Condensed consolidated statements of changes in shareholders' equity
Accumulated Deficit
Balance January 1	$(946)	$(63)	$(1,009)
Net income (loss) attributable to Tenneco Inc.	162	2	164
Cash dividends declared	(39)	—	(39)
Adjustments to adopt new accounting standards	(1)	1	—
Balance September 30	$(824)	$(60)	$(884)
Accumulated Other Comprehensive Income (loss)
Balance January 1	$(541)	$3	$(538)
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustment	(101)	—	(101)
Defined benefit plans	11	—	11
Balance September 30	$(631)	$3	$(628)
Total Tenneco Inc. Shareholders' Equity
Balance January 1	$696	$(60)	$636
Net income (loss) attributable to Tenneco Inc.	162	2	164
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustment	(101)	—	(101)
Defined benefit plans	11	—	11
Comprehensive income (loss)	72	2	74
Adjustments to adopt new accounting standards	(1)	1	—
Cash dividends declared	(39)	—	(39)
Stock-based compensation, net	9	—	9
Balance September 30	$737	$(57)	$680
Total Equity
Balance January 1	$742	$(60)	$682
Net income (loss)	179	2	181
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustment	(100)	—	(100)
Defined benefit plans	11	—	11
Comprehensive income (loss)	90	2	92
Adjustments to adopt new accounting standards	(1)	1	—
Cash dividends declared	(39)	—	(39)
Distributions declared to noncontrolling interests	(26)	—	(26)
Stock-based compensation, net	9	—	9
Balance September 30	$775	$(57)	$718

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

Retirement benefits — In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20). The amendments in this update remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. The new standard (i) requires the removal of disclosures that are no longer considered cost beneficial; (ii) clarifies specific requirements of certain disclosures; and (iii) adds new disclosure requirements, including reasons for significant gains and losses related to changes in the benefit obligation. The amendments in this update are effective for fiscal years ending after December 15, 2020 with early adoption permitted. The Company is currently evaluating the potential effect of this new guidance on its financial statements and will include the enhanced disclosures in the consolidated financial statements upon adoption.

Fair value measurements — In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820). The new guidance modifies disclosure requirements related to fair value measurement. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Implementation on a prospective or retrospective basis varies by specific disclosure requirement. Early adoption is permitted. The standard also allows for early adoption of any removed or modified disclosures upon issuance of this ASU while delaying adoption of the additional disclosures until their effective date. The Company is currently evaluating the potential effect of this new guidance on its financial statements but does not expect this guidance to have a material effect on its consolidated financial statements.

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

While the Company believes these preliminary estimates provide a reasonable basis for estimating the fair value of the assets acquired and liabilities assumed, it will continue to evaluate available information prior to finalization of the amounts.

Öhlins Intressenter AB Acquisition
The purchase price for the 90.5% ownership interest in Öhlins was $162 million. The remaining 9.5% ownership interest in Öhlins (the “KÖ Interest”) was retained by K Öhlin Holding AB (“Köhlin”). Köhlin has an irrevocable right at any time after the third anniversary of the Öhlins Acquisition to sell the KÖ Interest to the Company. As the redemption of this redeemable noncontrolling interest is not solely within the Company's control, the noncontrolling interest is presented in the temporary equity section of the Company's condensed consolidated balance sheets. The fair value of the KÖ Interest was $17 million and represents its current redemption value at September 30, 2019.

The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the acquisition date and the measurement period adjustments made during the nine months ended September 30, 2019:

	Initial Allocation	Adjustments	Revised Allocation
Cash, cash equivalents and restricted cash	$4	$—	$4
Customer notes and accounts receivable	19	—	19
Inventories	31	—	31
Prepayments and other current assets	2	—	2
Property, plant, and equipment	8	—	8
Goodwill	28	2	30
Intangibles	135	(2)	133
Other assets	9	—	9
Total assets acquired	236	—	236

Short-term debt, including current maturities of long-term debt	10	—	10
Accounts payable	11	—	11
Accrued compensation and employee benefits	12	—	12
Deferred income taxes	18	—	18
Deferred credits and other liabilities	6	—	6
Total liabilities assumed	57	—	57
Redeemable noncontrolling interest	17	—	17
Net assets acquired	$162	$—	$162

The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the intangible assets, deferred income tax assets and liabilities, and redeemable noncontrolling interest.

Goodwill of $30 million was recognized as part of the acquisition and is reflected in the Ride Performance segment. During the nine months ended September 30, 2019, the Company adjusted the initial allocation of the total purchase consideration, which resulted in a $2 million increase to goodwill. The goodwill consists of the Company’s expected future economic benefits that will result from the acquisition of Öhlins’ technology, which will allow the Company to more rapidly grow its product offerings for current and future customers, as well as assist the Company in obtaining a larger share of business in developing mobility markets. None of the goodwill is deductible for tax purposes.

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

The Company recorded a $5 million step-up of inventory to its fair value as of the acquisition date based on the preliminary valuation and recognized $5 million as a non-cash charge to cost of goods sold during the nine months ended September 30, 2019 related to the amortization of this step-up, as the acquired inventory was sold.

Pro Forma Results
Pro forma results of operations have not been presented because the effects of the Öhlins Acquisition were not material to the Company’s condensed consolidated results of operations.

Acquisition of Federal-Mogul
The Company finalized the valuation of the assets and liabilities of the Federal-Mogul Acquisition during the third quarter of 2019. During the nine months ended September 30, 2019, the Company made measurement period adjustments based on further evaluation of available information to facts and circumstances that existed as of the acquisition date.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

The following table summarizes the final fair values of assets acquired and liabilities assumed as of the acquisition date and the measurement period adjustments made during the nine months ended September 30, 2019:

	Initial Allocation	Adjustments	Final Allocation
Cash, cash equivalents and restricted cash	$277	$—	$277
Customer notes and accounts receivable	1,258	(4)	1,254
Other receivables	62	—	62
Inventories	1,551	(8)	1,543
Prepayments and other current assets	198	—	198
Property, plant and equipment	1,711	(28)	1,683
Long-term receivables	48	—	48
Goodwill	825	(22)	803
Intangibles	1,530	47	1,577
Investments in nonconsolidated affiliates	528	(4)	524
Deferred income taxes	166	30	196
Other assets	55	(5)	50
Total assets acquired	8,209	6	8,215

Short-term debt, including current maturities of long-term debt	130	—	130
Accounts payable	957	4	961
Accrued compensation and employee benefits	231	—	231
Accrued income taxes	49	—	49
Accrued expenses and other current liabilities	522	(7)	515
Long-term debt	1,315	—	1,315
Deferred income taxes	56	24	80
Pension and postretirement benefits	879	—	879
Deferred credits and other liabilities	124	(5)	119
Total liabilities assumed	4,263	16	4,279
Redeemable noncontrolling interests	96	(8)	88
Noncontrolling interests	143	(2)	141
Net assets and noncontrolling interests acquired	$3,707	$—	$3,707

Goodwill of $343 million was allocated to the Powertrain segment, $395 million was allocated to the Motorparts segment, and $65 million was allocated to the Ride Performance segment. The goodwill consists of the Company's expected future economic benefits that will arise from expected future product sales and synergies from combining Federal-Mogul with its existing portfolio of products. None of the goodwill is deductible for tax purposes.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

Other intangible assets acquired include the following:

	Estimated Fair Value	Weighted-Average Useful Lives
Definite-lived intangible assets:
Customer platforms and relationships	$953	10 years
Technology rights	66	10 years
Packaged kits know-how	54	10 years
Catalogs	47	10 years
Licensing agreements	64	4.5 years
Land use rights	30	42.8 years
Total definite-lived intangible assets	1,214	10.5 years

Indefinite-lived intangible assets:
Trade names and trademarks	363
Total	$1,577

The Company recorded a $149 million step-up of inventory to its fair value as of the acquisition date. The Company recognized $44 million as a non-cash charge to cost of goods sold during the nine months ended September 30, 2019 related to the amortization of this step-up, as the acquired inventory was sold. The Company recognized $105 million as a non-cash charge to cost of goods sold during the year ended December 31, 2018. As of September 30, 2019, there is no remaining inventory step-up to be amortized.

In addition, the Company acquired $81 million in redeemable noncontrolling interests related to a subsidiary from the Federal-Mogul Acquisition. The Company initiated the process to make a tender offer for the shares it does not own due to the change in control in accordance with local regulations triggered by the acquisition. It is probable these shares will become redeemable within the next year under the tender offer at a price that is representative of fair value and as a result, the noncontrolling interest is presented in the temporary equity section of the Company’s condensed consolidated balance sheets. The carrying amount for this redeemable noncontrolling interest represents its current redemption value at September 30, 2019.

The Company's condensed consolidated statements of income (loss) for the nine months ended September 30, 2019 included net sales and operating revenues of $5,537 million and net loss of $34 million associated with the operating results of Federal-Mogul.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales and operating revenues	$4,319	$4,283	$13,307	$13,581
Earnings (loss) before income taxes and noncontrolling interests	$168	$287	$369	$745
Net income (loss) attributable to Tenneco Inc.	$84	$142	$57	$313
Basic earnings (loss) per share of common stock	$1.03	$1.75	$0.70	$3.88
Diluted earnings (loss) per share of common stock	$1.03	$1.75	$0.70	$3.87

These pro forma amounts have been calculated after applying the Company's accounting policies and the results presented above primarily reflect: (i) depreciation adjustments relating to fair value adjustments to property, plant, and equipment; (ii) amortization adjustments relating to fair value estimates of intangible assets; (iii) incremental interest expense, net on assumed

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

indebtedness, the new credit facility, debt issuance costs, and fair value adjustments to debt; and (iv) cost of goods sold adjustments relating to fair value adjustments to inventory. Pro forma adjustments described above have been tax affected using the Company's effective rate during the respective periods.

Assets Held for Sale
On March 1, 2019, the Company sold its wipers business in the Motorparts segment for a sale price of $29 million, subject to adjustment based on terms of the sale agreement. Proceeds from the sale were $22 million, subject to customary working capital adjustments. Certain assets and liabilities of the business are still classified as held for sale within the condensed consolidated balance sheet as of September 30, 2019 and were transferred to the buyer on October 1, 2019.

In August 2019, the Company executed a letter of intent to sell a non-core business in the Motorparts segment for a sale price of $24 million, subject to adjustment, as the Company continues to rationalize its product portfolio and focus on core product lines. As of September 30, 2019, proceeds from the sale would have been $24 million. The related assets and liabilities were classified as held for sale as of September 30, 2019. The transaction is expected to close within the next year.

The related assets and liabilities were classified as held for sale as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Assets
Receivables	$8	$—
Inventories	7	33
Other current assets	3	5
Long-lived assets	16	23
Goodwill	4	—
Impairment on carrying value	(8)	—
Total assets held for sale	$30	$61
Liabilities
Accounts payable	$4	$21
Accrued liabilities	—	7
Other liabilities	1	11
Total liabilities held for sale	$5	$39

The assets and liabilities held for sale are recorded in “Prepayments and other current assets” and “Accrued expenses and other current liabilities” in the consolidated balance sheets as of September 30, 2019 and December 31, 2018.

4. Restructuring Charges, Asset Impairments, and Other, Net

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

The Company's restructuring charges consist primarily of employee costs (principally severance and/or termination benefits), facility closure and exit costs, and other.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

For the three and nine months ended September 30, 2019 and 2018, restructuring charges, asset impairments, and other by segment are as follows:

	Three Months Ended September 30, 2019
	Clean Air	Powertrain	Ride Performance(1)	Motorparts	Corporate	Total
Severance and other charges, net	$6	$11	$15	$2	$1	$35
Impairment of assets held for sale	—	—	—	8	—	8
Total restructuring charges, asset impairments, and other	$6	$11	$15	$10	$1	$43
(1) The Ride Performance segment includes $10 million of other charges for the three months ended September 30, 2019.

	Three Months Ended September 30, 2018
	Clean Air	Powertrain	Ride Performance	Motorparts	Corporate	Total
Severance and other charges, net	$1	$—	$10	$2	$1	$14
Other non-restructuring asset impairments	—	—	—	—	2	2
Total restructuring charges, asset impairments, and other	$1	$—	$10	$2	$3	$16

	Nine Months Ended September 30, 2019
	Clean Air	Powertrain	Ride Performance(2)	Motorparts	Corporate	Total
Severance and other charges, net	$25	$29	$50	$12	$2	$118

Other non-restructuring asset impairments	1	—	—	1	—	2
Impairment of assets held for sale	—	—	—	8	—	8
Total asset impairment charges	1	—	—	9	—	10
Total restructuring charges, asset impairments, and other	$26	$29	$50	$21	$2	$128
(1) The Ride Performance segment includes $8 million, $20 million, and $30 million of other charges for the three months ended March 31, 2019, six months ended June 30, and for the nine months ended September 30, 2019.

	Nine Months Ended September 30, 2018
	Clean Air	Powertrain	Ride Performance	Motorparts	Corporate	Total
Severance and other charges, net	$19	$—	$27	$6	$3	$55

Other non-restructuring asset impairments	—	—	—	—	2	2
Total restructuring charges, asset impairments, and other	$19	$—	$27	$6	$5	$57

During the three and nine months ended September 30, 2019, the Company incurred $3 million and $12 million in restructuring and related costs and reduced previously recorded estimates by $1 million and $3 million related to a restructuring plan designed to achieve a portion of the synergies the Company anticipates achieving in connection with the Federal-Mogul Acquisition. Pursuant to the plan, the Company will reduce its headcount globally across all segments. The Company began implementing headcount reductions in January 2019 and these actions will continue throughout 2019. The Federal-Mogul Acquisition is discussed further in Note 3, Acquisitions and Divestitures. During the three and nine months ended September 30, 2019, the Company also incurred $15 million and $43 million in restructuring and other costs related to plant relocation and closures within its Ride Performance segment. The Company expects the actions to be completed by the second quarter of 2020.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

During the three and nine months September 30, 2018, the Company incurred $8 million and $22 million in restructuring and other costs related to the accelerated move of the Beijing Ride Performance plant.

Restructuring Reserve Rollforward
Amounts related to activities that were charges to restructuring reserves, including costs incurred to support future structural cost reductions, by reportable segments are as follows:

	Reportable Segments
	Clean Air	Powertrain	Ride Performance(1)	Motorparts	Total Reportable Segments	Corporate	Total
Balance as of December 31, 2018	$17	$15	$25	$43	$100	$3	$103
Provisions	5	1	13	4	23	1	24
Payments	(6)	(3)	(13)	(14)	(36)	(2)	(38)
Balance as of March 31, 2019	16	13	25	33	87	2	89
Provisions	14	17	22	8	61	—	61
Revisions to estimates	—	—	—	(2)	(2)	—	(2)
Payments	(2)	(4)	(19)	(7)	(32)	(1)	(33)
Balance as of June 30, 2019	28	26	28	32	114	1	115
Provisions	6	11	15	4	36	1	37
Revisions to estimates	—	—	—	(2)	(2)	—	(2)
Payments	(7)	(4)	(19)	(13)	(43)	(2)	(45)
Foreign currency	(1)	—	—	—	(1)	—	(1)
Balance as of September 30, 2019	$26	$33	$24	$21	$104	$—	$104
(1) The Ride Performance segment includes $8 million, $12 million, and $10 million of other charges and payments in each of the three months ended March 31, 2019, June 30, 2019, and September 30, 2019.

	Reportable Segments
	Clean Air	Powertrain	Ride Performance	Motorparts	Total Reportable Segments	Corporate	Total
Balance as of December 31, 2017	$14	$—	$7	$4	$25	$—	$25
Provisions	1	—	8	3	12	—	12
Payments	(5)	—	(9)	(2)	(16)	—	(16)
Balance as of March 31, 2018	10	—	6	5	21	—	21
Provisions	17	—	9	1	27	2	29
Payments	(3)	—	(10)	(2)	(15)	—	(15)
Balance as of June 30, 2018	24	—	5	4	33	2	35
Provisions	1	—	10	2	13	1	14
Payments	(2)	—	(7)	(5)	(14)	(2)	(16)
Foreign currency	(1)	—	—	—	(1)	—	(1)
Balance as of September 30, 2018	$22	$—	$8	$1	$31	$1	$32

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

The following table provides a summary of the Company's restructuring liabilities and related activity for each type of exit costs:

	Employee Costs	Facility Closure and Other Costs(1)	Total
Balance as of December 31, 2018	$98	$5	$103
Provisions	11	13	24
Payments	(25)	(13)	(38)
Balance as of March 31, 2019	84	5	89
Provisions	44	17	61
Revisions to estimates	(2)	—	(2)
Payments	(16)	(17)	(33)
Balance as of June 30, 2019	110	5	115
Provisions	22	15	37
Revisions to estimates	(2)	—	(2)
Payments	(29)	(16)	(45)
Foreign currency	(1)	—	(1)
Balance as of September 30, 2019	$100	$4	$104
(1) Facility closure and other costs includes $8 million, $12 million, and $10 million of other charges and payments in each of the three months ended March 31, 2019, June 30, 2019, and September 30, 2019 related to the Ride Performance segment.

	Employee Costs	Facility Closure and Other Costs	Total
Balance as of December 31, 2017	$19	$6	$25
Provisions	10	2	12
Payments	(13)	(3)	(16)
Balance as of March 31, 2018	16	5	21
Provisions	26	3	29
Payments	(12)	(3)	(15)
Balance as of June 30, 2018	30	5	35
Provisions	2	12	14
Payments	(4)	(12)	(16)
Foreign currency	(1)	—	(1)
Balance as of September 30, 2018	$27	$5	$32

5. Inventories

At September 30, 2019 and December 31, 2018, inventory consists of the following:

	September 30, 2019	December 31, 2018
Finished goods	$1,078	$1,116
Work in process	519	562
Raw materials	440	457
Materials and supplies	100	110
	$2,137	$2,245

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

6. Goodwill and Other Intangible Assets

At September 30, 2019 and December 31, 2018, goodwill consists of the following:

	Nine Months Ended September 30, 2019
	Clean Air	Powertrain	Ride Performance	Motorparts	Total
Gross carrying amount at December 31, 2018	$22	$388	$210	$611	$1,231
Measurement period adjustments	—	21	—	(67)	(46)
Acquisitions	—	—	28	—	28
Gross carrying amount at March 31, 2019	22	409	238	544	1,213
Measurement period adjustments	—	3	2	3	8
Gross carrying amount at June 30, 2019	22	412	240	547	1,221
Measurement period adjustments	—	(69)	10	77	18
Reclassification to assets held for sale	—	—	—	(4)	(4)
Foreign exchange	(1)	—	(1)	(1)	(3)
Gross carrying amount at September 30, 2019	21	343	249	619	1,232

Accumulated impairment loss at December 31, 2018	—	—	(143)	(219)	(362)
Impairment	—	—	(60)	—	(60)
Accumulated impairment loss at March 31, 2019	—	—	(203)	(219)	(422)
Impairment	—	—	—	—	—
Accumulated impairment loss at June 30, 2019	—	—	(203)	(219)	(422)
Impairment	—	—	(9)	—	(9)
Foreign Exchange	—	—	1	—	1
Accumulated impairment loss at September 30, 2019	—	—	(211)	(219)	(430)

Net carrying value at end of period	$21	$343	$38	$400	$802

The Öhlins Acquisition resulted in $30 million of goodwill which was included in the Ride Performance segment. During the nine months ended September 30, 2019, the Company made the following adjustments to goodwill in the measurement period to the preliminary purchase price allocation for the Acquisitions:

•	an increase of $2 million for the Öhlins Acquisition; and

•	a net decrease of $22 million for the Federal-Mogul Acquisition.

The purchase price allocation for the Öhlins Acquisition is preliminary and subject to finalization. The Company's current estimates and assumptions may change as a result. See Note 3, Acquisitions and Divestitures for additional information.

During the first quarter of 2019, the Company reorganized the reporting structure of its Aftermarket, Ride Performance, and Motorparts segments and the underlying reporting units within those segments. The Company reassigned assets and liabilities (excluding goodwill) to the reporting units affected. Goodwill was then reassigned to the reporting units using a relative fair value approach based on the fair value of the elements transferred and the fair value of the elements remaining within the original reporting units. The Company tested goodwill for impairment on a pre-reorganization basis and determined there was no impairment for the affected reporting units. The Company also performed an impairment analysis on a post-reorganization basis and determined $60 million of goodwill was impaired for two reporting units within its Ride Performance segment, one of which was a full impairment of the goodwill. As a result, this non-cash charge was recorded in the first quarter of 2019. Goodwill allocated to other reporting units was supported by the valuation performed at that time.

During the third quarter of 2019, the Company completed purchase accounting for the Federal-Mogul Acquisition. As a result, the final goodwill allocation was reassigned to the reorganized segments and reporting unit structure that occurred in the first quarter of 2019 using a relative fair value approach and the Company determined an incremental $9 million of goodwill was

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

impaired for one reporting unit in its Ride Performance segment. This non-cash charge was recorded in the three months ended September 30, 2019 and the total impairment charge recognized in the nine months ended September 30, 2019 for the reorganization of the reporting units that occurred in the first quarter of 2019 was $69 million.

During the three months ended September 30, 2019, the Company performed a review of potential triggering events, and concluded no events indicated it was more likely than not that the fair values of its reporting units had declined to below their carrying values at September 30, 2019. The Company considered the results of the post-reorganized reporting unit changes that occurred in the first quarter of 2019, which indicated nine reporting units with goodwill. Management compared its future projected cash flows as of September 30, 2019 to the future projected cash flows utilized in the valuation performed during the first quarter of 2019 and concluded there is no indication the carrying value of its reporting units would be less than their fair values.

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

At September 30, 2019 and December 31, 2018, the Company's intangible assets consist of the following:

		September 30, 2019			December 31, 2018
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Customer relationships and platforms	10 years	$985	$(98)	$887	$964	$(24)	$940
Customer contract	10 years	8	(6)	2	8	(5)	3
Patents	10 to 17 years	1	(1)	—	1	(1)	—
Technology rights	10 to 30 years	131	(34)	97	98	(27)	71
Packaged kits know-how	10 years	54	(5)	49	36	(1)	35
Catalogs	10 years	47	(5)	42	—	—	—
Licensing agreements	3 to 5 years	62	(14)	48	66	(3)	63
Land use rights	28 to 46 years	45	(3)	42	44	(2)	42
		1,333	(166)	1,167	1,217	(63)	1,154
Indefinite-lived intangible assets:
Trade names and trademarks		411	—	411	365	—	365
Total		$1,744	$(166)	$1,578	$1,582	$(63)	$1,519

The Company recorded definite-lived and indefinite-lived intangible assets of $133 million as a result of the Öhlins Acquisition. During the nine months ended September 30, 2019, the Company made the following adjustments to definite-lived and indefinite-lived intangible assets in the measurement period to the preliminary purchase price allocation for the Acquisitions:

•	a decrease of $2 million was recognized for the Öhlins Acquisition; and

•	a net increase of $47 million was recognized for the Federal-Mogul Acquisition.

The purchase price allocation for the Öhlins Acquisition is preliminary and subject to finalization. The Company's current estimates and assumptions may change as a result. See Note 3, Acquisitions and Divestitures for additional information.

The amortization expense associated with definite-lived intangible assets was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Amortization expense	$33	$—	$101	$1

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

The expected future amortization expense for the Company's definite-lived intangible assets is as follows:

	2019	2020	2021	2022	2023	2024 and thereafter	Total
Expected amortization expense	$33	$131	$130	$126	$126	$621	$1,167

7. Investment in Nonconsolidated Affiliates

The Company has investments in several nonconsolidated affiliates, which are primarily located in China, Korea, Turkey, and the U.S. The Company generally equates control to ownership percentage whereby investments more than 50% owned are consolidated.

The Company's ownership interest in affiliates accounted for under the equity method is as follows:

	September 30, 2019	December 31, 2018
Anqing TP Goetze Piston Ring Company Limited (China)	35.7%	35.7%
Anqing TP Powder Metallurgy Co., Ltd (China)	20.0%	20.0%
Dongsuh Federal-Mogul Industrial Co. Ltd. (Korea)	50.0%	50.0%
Farloc Argentina SAIC Y F (Argentina)	23.9%	23.9%
Federal-Mogul Powertrain Otomotiv A.S. (Turkey)	50.0%	50.0%
Federal-Mogul TP Liner Europe Otomotiv Ltd. Sti. (Turkey)	25.0%	25.0%
Federal-Mogul TP Liners, Inc. (USA)	46.0%	46.0%
Frenos Hidraulicos Automotrices, S.A. de C.V. (Mexico)	49.0%	49.0%
JURID do Brasil Sistemas Automotivos Ltda. (Brazil)	19.9%	19.9%
KB Autosys Co., Ltd. (Korea)	33.6%	33.6%
Montagewerk Abgastechnik Emden GmbH (Germany)	50.0%	50.0%

The Company's investments in its nonconsolidated affiliates at September 30, 2019 and December 31, 2018 was:

	September 30, 2019	December 31, 2018
Investments in nonconsolidated affiliates	$505	$544

The following table represents the activity from the Company's investments in its nonconsolidated affiliates for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Equity in earnings (losses) of nonconsolidated affiliates, net of tax	$1	$—	$34	$—
Cash dividends received from nonconsolidated affiliates	$18	$—	$45	$—

During the three and nine months ended September 30, 2019, the Company made adjustments in the measurement period to the preliminary purchase price allocation for the Federal-Mogul Acquisition which resulted in a reduction to the fair value of its investments in nonconsolidated affiliates of $4 million. As a result of finalizing purchase accounting and completing a purchase price allocation for certain equity method investments, a $10 million reduction to equity in earnings was recognized in the three and nine months ended September 30, 2019. The non-cash reduction in equity earnings was to recognize the basis difference between the fair value and book value of certain assets, including inventory, property, plant and equipment, and intangible assets. The purchase price allocation for the Federal-Mogul Acquisition has been finalized. See Note 3, Acquisitions and Divestitures, for additional information.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

The following tables present summarized aggregated financial information of the Company's nonconsolidated affiliates for the three and nine months ended September 30, 2019. The amounts represent 100% of the interest in the nonconsolidated affiliates and not the Company's proportionate share:

	Three Months Ended September 30, 2019
Statements of Income	Otomotiv A.S.	Anqing TP Goetze	Other	Total
Sales	$85	$33	$115	$233
Gross profit	$18	$8	$20	$46
Income from continuing operations	$13	$8	$11	$32
Net income	$12	$7	$9	$28

	Nine Months Ended September 30, 2019
Statements of Income	Otomotiv A.S.	Anqing TP Goetze	Other	Total
Sales	$261	$111	$360	$732
Gross profit	$61	$34	$66	$161
Income from continuing operations	$49	$28	$35	$112
Net income	$51	$25	$31	$107

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

Market Risks
Foreign Currency Risk — The Company manufactures and sells its products in North America, South America, Asia, Europe, Australia, and Africa. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which the Company manufactures and sells its products. The Company generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, the Company considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the U.S. dollar, euro, British pound, Polish zloty, Mexican peso, and Canadian dollar.

Concentrations of Credit Risk — Financial instruments including cash equivalents and derivative contracts expose the Company to counterparty credit risk for non-performance. The Company's counterparties for cash equivalents and derivative contracts are banks and financial institutions that meet the Company's requirement of high credit standing. The Company's counterparties for derivative contracts are substantial investment and commercial banks with significant experience using such derivatives. The Company manages its credit risk through policies requiring minimum credit standing and limiting credit exposure to any one counterparty and through monitoring counterparty credit risks. The Company's concentration of credit risk related to derivative contracts at September 30, 2019 and 2018 is not material.

Other — The Company presents its derivative positions and any related material collateral under master netting agreements on a net basis. For derivatives designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

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

Derivative Instruments
Foreign Currency Forward Contracts — The Company enters into foreign currency forward purchase and sale contracts to mitigate its exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables. In managing its foreign currency exposures, the Company identifies and aggregates existing offsetting positions and then hedges residual exposures through third-party derivative contracts. The gains or losses on these contracts is recognized in "Cost of sales" in the condensed consolidated statements of income (loss). The fair value of foreign currency forward contracts are recorded in "Prepayments and other current assets" or "Accrued expenses and other current liabilities" in the condensed consolidated balance sheets. The fair value of the Company's foreign currency forward contracts was a net asset position of less than $1 million at September 30, 2019 and December 31, 2018.

The following table summarizes by position the notional amounts for foreign currency forward contracts as of September 30, 2019 (all of which mature in 2019):

Notional Amount
Long positions	$(47)
Short positions	$47

Cash-Settled Share Swap Transactions — During 2019, the Company entered into an amended and restated equity swap agreement. The Company selectively uses cash-settled share swaps to reduce market risk associated with its deferred compensation liabilities. These equity deferred compensation liabilities increase as the Company's stock price increases and decrease as the Company's stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount. As of September 30, 2019, the Company hedged its deferred compensation liability related to approximately 600,000 common share equivalents, an increase from 250,000 common share equivalents as of December 31, 2018. The fair value of the equity swap agreement is recorded in "Prepayments and other current assets" or "Accrued expenses and other current liabilities" in the condensed consolidated balance sheets. The fair value of the Company's equity swap agreement was a net liability position of $1 million at September 30, 2019 and net asset position of $4 million at December 31, 2018.

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

The Company has designated these contracts as cash flow hedging instruments. The Company records unrecognized gains and losses in other comprehensive income (loss) (“OCI or OCL”) and makes regular reclassifying adjustments into “Cost of sales” within the condensed consolidated statements of income (loss) when the underlying hedged transaction is recognized in earnings. The Company had commodity derivatives outstanding with an equivalent notional amount of $26 million as of September 30, 2019 and $27 million as of December 31, 2018. Substantially all of the commodity price hedge contracts mature within one year.

Net Investment Hedge — Foreign Currency Borrowings — The Company has foreign currency denominated debt, €770 million of which was designated as a net investment hedge in certain foreign subsidiaries and affiliates of the Company. Changes to its carrying value are included in shareholders' equity in the foreign currency translation component of OCL and offset against the translation adjustment on the underlying net assets of those foreign subsidiaries and affiliates, which are also recorded in OCL. The Company’s debt instruments are discussed further in Note 10, Debt and Other Financing Arrangements.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

The following table is a summary of the carrying value of derivative and non-derivative instruments designated as hedges as of September 30, 2019:

		Carrying Value
	Balance sheet classification	September 30, 2019	December 31, 2018
Commodity price hedge contracts designated as cash flow hedges	Accrued expenses and other current liabilities	$1	$2
Foreign currency borrowings designated as net investment hedges	Long-term debt	$839	$863

The following table represents the effects before reclassification into net income of derivative and non-derivative instruments designated as hedges in accumulated other comprehensive income (loss) three and nine month periods ended September 30, 2019:

	Amount of gain (loss) recognized in accumulated OCI or OCL (effective portion):
	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Commodity price hedge contracts designated as cash flow hedges	$(1)	$—
Foreign currency borrowings designated as net investment hedges	$38	$45

The Company estimates less than $1 million included in accumulated OCI or OCL as of September 30, 2019 will be reclassified into earnings within the following 12 months.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents assets and liabilities included in the Company's condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018 that are recognized at fair value on a recurring basis and indicate the fair value hierarchy utilized to determine such fair value:

		September 30, 2019		December 31, 2018
	Fair value hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Derivative instruments:
Equity swap agreement	Level 2	$(1)	$(1)	$4	$4
Commodity contracts	Level 2	$(1)	$(1)	$(2)	$(2)

Cash-Settled Share Swap Transactions — The Company's stock price is used as an observable input in determining the fair value of the equity swap.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

Commodity and Foreign Currency Contracts — The Company calculates the fair value of its commodity contracts and foreign currency contracts using commodity forward rates and currency forward rates, to calculate forward values, and then discounts the forward values. The discount rates for all derivative contracts are based on bank deposit rates. The fair value of the Company's foreign currency forward contracts was a net asset position of less than $1 million at September 30, 2019 and December 31, 2018.

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

During the first quarter, the Company reorganized the reporting structure of its Aftermarket, Ride Performance, and Motorparts segments and the underlying reporting units within those segments. See Note 6, Goodwill and Other Intangible Assets, for additional information on the goodwill impairment recognized in the three and nine months ended September 30, 2019.

Financial Instruments Not Carried at Fair Value
Estimated fair values of the Company's outstanding debt were:

		September 30, 2019		December 31, 2018
	Fair value hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including current maturities):
Term loans and senior notes	Level 2	$5,169	$4,963	$5,307	$5,218

The fair value of the Company's public senior notes and private borrowings under its senior credit facility is based on observable inputs, and its borrowings on the revolving credit facility approximate fair value. The Company also had $78 million and $106 million at September 30, 2019 and December 31, 2018 in other debt whose carrying value approximates fair value, which consists primarily of foreign debt with maturities of one year or less.

Assets and Liabilities Not Carried at Fair Value
The carrying value of cash and cash equivalents, restricted cash, short and long-term receivables, accounts payable, and short-term debt approximates fair value.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

10. Debt and Other Financing Arrangements

Long-Term Debt
A summary of our long-term debt obligations at September 30, 2019 and December 31, 2018 is set forth in the following table:

	September 30, 2019		December 31, 2018
	Principal	Carrying Amount (1)	Principal	Carrying Amount (1)
Credit Facilities
Revolver Borrowings
Due 2023	$229	$229	$—	$—
Term Loans
LIBOR plus 1.75% Term Loan A due 2019 through 2023	1,636	1,628	1,700	1,691
LIBOR plus 3.00% Term Loan B due 2019 through 2025(2)	1,687	1,624	1,700	1,629
Senior Unsecured Notes
$225 million of 5.375% Senior Notes due 2024	225	222	225	222
$500 million of 5.000% Senior Notes due 2026	500	494	500	493
Senior Secured Notes
€415 million 4.875% Euro Fixed Rate Notes due 2022	452	467	476	496
€300 million of Euribor plus 4.875% Euro Floating Rate Notes due 2024	327	331	344	349
€350 million of 5.000% Euro Fixed Rate Notes due 2024	381	403	401	427
Other debt, primarily foreign instruments	81	78	108	106
		5,476		5,413
Less - maturities classified as current		68		73
Total long-term debt		$5,408		$5,340

(1)
Carrying amount is net of unamortized debt issuance costs and debt discounts or premiums. Total unamortized debt issuance costs were $80 million and $90 million as of September 30, 2019 and December 31, 2018. Total unamortized debt (premium) discount, net was $(38) million and $(49) million as of September 30, 2019 and December 31, 2018.

(2)	As of December 31, 2018, the rate on Term Loan B was LIBOR plus 2.75%.

Term Loans
On October 1, 2018, the Company entered into a new credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and other lenders (the "New Credit Facility") in connection with the Federal-Mogul Acquisition. The New Credit Facility provides $4.9 billion of total debt financing, consisting of a five-year $1.5 billion revolving credit facility, a five-year $1.7 billion term loan A facility ("Term Loan A"), and a seven-year $1.7 billion term loan B facility ("Term Loan B").

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

Credit Facilities
The Company had availability on its credit facilities as of September 30, 2019 as follows:

	Credit Facilities as of September 30, 2019
	Term	Available(b)
		(in billions)
Tenneco Inc. revolving credit facility (a)	2023	$1.3
Tenneco Inc. Term Loan A	2023	—
Tenneco Inc. Term Loan B	2025	—
Subsidiaries’ credit agreements	2020 - 2028	0.1
		$1.4

(a)	The Company is required to pay commitment fees under the revolving credit facility on the unused portion of the total commitment.

(b)	Letters of credit reduce the available borrowings under the revolving credit facility, as of September 30, 2019 the revolving credit facility had $20 million in letters of credit outstanding.

Interest expense associated with the amortization of the debt issuance costs and original issue discounts recognized in the Company's condensed consolidated statements of income (loss) consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Amortization of debt issuance fees	$5	$1	$14	$3

Included in the table above, is the amortization of debt issuance costs on the revolver, which are $19 million at September 30, 2019 and are recorded in "Other assets" in the condensed consolidated balance sheets. In addition, there was a $3 million and $9 million reduction to interest expense during the three and nine months ended September 30, 2019 related to the accretion of the debt premium on the Senior Secured Notes.

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

As of September 30, 2019, the Company was in compliance with all of its financial covenants.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

Accounts Receivable Securitization and Factoring
On-Balance Sheet Arrangements — The Company has securitization programs for some of its accounts receivables, with limited recourse provisions. Borrowings on these securitization programs, which are recorded in short-term debt, at September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019	December 31, 2018
Borrowings on securitization programs	$3	$6

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

The amounts outstanding for these factoring and drafting arrangements as of September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019	December 31, 2018
	(in billions)
Accounts receivable outstanding and derecognized	$1.1	$1.0

The deferred purchase price receivable as of September 30, 2019 and December 31, 2018 is as follows:

	September 30, 2019	December 31, 2018
Deferred purchase price receivable	$47	$154

Proceeds from the factoring of accounts receivable qualifying as sales are as follows:

	Three months ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in billions)
Proceeds from factoring qualifying as sales	$1.1	$0.6	$3.6	$2.1

Financing charges associated with the factoring of receivables are as follows:

	Three months ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Financing charges on sale of receivables(a)	$9	$3	$23	$8
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

Components of net periodic benefit cost (credit) for the three months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30
	Pension				Other Postretirement Benefits
	2019		2018
	US	Non-U.S.	US	Non-U.S.	2019	2018
Service cost	$1	$6	$1	$3	$—	$—
Interest cost	13	6	3	3	3	2
Expected return on plan assets	(17)	(5)	(4)	(5)	—	—
Net amortization:
Actuarial loss	1	1	1	2	1	2
Prior service cost (credit)	—	1	—	—	(2)	—
Net pension and postretirement costs (credits)	$(2)	$9	$1	$3	$2	$4

Components of net periodic benefit cost (credit) for the nine months ended September 30, 2019 and 2018 are as follows:

	Nine Months Ended September 30
	Pension				Other Postretirement Benefits
	2019		2018
	US	Non-U.S.	US	Non-U.S.	2019	2018
Service cost	$2	$18	$1	$8	$—	$—
Interest cost	40	18	8	9	10	5
Expected return on plan assets	(51)	(14)	(11)	(15)	—	—
Net amortization:
Actuarial loss	3	4	3	6	3	6
Prior service cost (credit)	—	1	—	—	(6)	(1)
Net pension and postretirement costs (credits)	$(6)	$27	$1	$8	$7	$10

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

For the three months ended September 30, 2019, the Company recorded income tax benefit of $9 million on income from continuing operations before income taxes of $69 million. This compares to income tax expense of $22 million on income from continuing operations before income taxes of $88 million in the three months ended September 30, 2018.

For the nine months ended September 30, 2019, the Company recorded income tax expense of $5 million on income from continuing operations before income taxes of $23 million. This compares to income tax expense of $73 million on income from continuing operations before income taxes of $276 million in the nine months ended September 30, 2018.

Income tax expense for the three and nine months ended September 30, 2019 differs from the U.S. statutory rate due primarily to $33 million of net tax benefit recognized relating to a valuation allowance release for an entity in Spain, pre-tax income taxed at rates higher than the U.S. statutory rate, and pre-tax losses with no tax benefit.

Income tax expense for the three and nine months ended September 30, 2018 differs from the U.S. statutory rate due primarily to $5 million and $12 million of tax benefit recognized relating to acquisition and restructuring charges, $10 million of tax benefit recognized for valuation allowance release at our Australia entities, pre-tax income taxed at rates lower than the U.S. statutory rate, and pre-tax losses with no tax benefit. In addition, during the three and nine months ended September 30, 2018, $9 million and $11 million of tax expense was recognized for changes in the toll tax discussed below.

On December 22, 2017, the Tax Cuts and Jobs Act ("TCJA") was enacted into U.S. law, which, among other provisions, lowered the corporate income tax rate effective January 1, 2018 from 35% to 21%, and implemented significant changes with respect to U.S. tax treatment of earnings originating from outside the U.S. Many of the provisions of TCJA are subject to regulatory interpretation and U.S. state conforming enactments. The Internal Revenue Service (IRS) issued final regulations, effective on February 5, 2019, which provided additional guidance to assist taxpayers in computing the toll tax. Based on the final regulations a $2 million tax benefit was recognized for the nine months ended September 30, 2019.

The Company evaluates its deferred tax assets quarterly to determine if valuation allowances are required or should be adjusted. This assessment considers, among other matters, the nature, frequency and amount of recent losses, the duration of statutory carryforward periods, and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified. If recent operational improvements continue in our foreign subsidiaries, the Company believes it is reasonably possible sufficient positive evidence may be available to release all, or a portion, of its valuation allowance in the next twelve months in certain jurisdictions. This may result in a one-time tax benefit of up to $4 million, primarily related to China and France.

The Company believes it is reasonably possible up to $9 million in unrecognized tax benefits related to the expiration of foreign statute of limitations and the conclusion of income tax examinations may be recognized within the next twelve months.

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

The Company expenses or capitalizes, as appropriate, expenditures for ongoing compliance with environmental regulations. As of September 30, 2019, the Company has an obligation to remediate or contribute towards the remediation of certain sites, including the sites discussed above at which it may be a PRP.

The Company maintains the aggregated estimated share of environmental remediation costs for all these sites on a discounted basis in the condensed consolidated balance sheets as follows:

	September 30, 2019	December 31, 2018
Accrued expenses and other current liabilities	$8	$12
Deferred credits and other liabilities	29	28
	$37	$40

For those locations where the liability was discounted, the weighted average discount rate used was 1.3% and 2.9% at September 30, 2019 and December 31, 2018.

The Company's expected payments of environmental remediation costs for non-indemnified locations are estimated to be approximately:

	2019	2020	2021	2022	2023	2024 and thereafter
Expected payments	$5	$5	$3	$3	$2	$17

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

The Company maintains ARO liabilities in the condensed consolidated balance sheets as follows:

	September 30, 2019	December 31, 2018
Accrued expenses and other current liabilities	$3	$3
Deferred credits and other liabilities	12	12
	$15	$15

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

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

Additionally, in February 2018, the Company settled civil putative class action litigation in the United States brought by classes of direct purchasers, end-payors and auto dealers. No other classes of plaintiffs have brought claims against the Company in the United States. Based upon those earlier developments, including settlement discussions, the Company established a reserve of $132 million in its second quarter 2017 financial results for settlement costs that were probable, reasonably estimable, and expected to be necessary to resolve its antitrust matters globally, which primarily involves the resolution of civil suits and related claims. Of the $132 million reserve that was established, $79 million was paid through September 30, 2019. In connection with the resolution of certain claims, $9 million was released from the reserve in the third quarter of 2019 and the Company expects to pay $30 million in the first quarter of 2020 from amounts that were included in the reserve. The reserve of $44 million as of September 30, 2019 is recorded in accrued expenses and other current liabilities in the Company's condensed consolidated balance sheets. While the Company, including its Federal-Mogul subsidiaries, continues to cooperate with certain competition agencies investigating possible violations of antitrust laws relating to products supplied by the Company, and the Company may be subject to other civil lawsuits and/or related claims, no amount of this reserve is attributable to matters with the DOJ or the EC, and no such amount is expected based on current information.

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

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

With respect to the claims filed in the United States, the substantial majority of the claims are related to alleged exposure to asbestos in the Company's line of Walker® exhaust automotive products although a significant number of those claims appear also to involve occupational exposures sustained in industries other than automotive. A small number of claims have been asserted against one of the Company's subsidiaries by railroad workers alleging exposure to asbestos products in railroad cars. The Company believes, based on scientific and other evidence, it is unlikely that U.S. claimants were exposed to asbestos by the Company's former products and that, in any event, they would not be at increased risk of asbestos-related disease based on their work with these products. Further, many of these cases involve numerous defendants. Additionally, in many cases the plaintiffs either do not specify any, or specify the jurisdictional minimum, dollar amount for damages.

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

While the Company vigorously defends itself against all of these legal proceedings, claims and investigations and take other actions to minimize its potential exposure, in future periods, the Company could be subject to cash costs or charges to earnings if any of these matters are resolved on unfavorable terms. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, including the Company's assessment of the merits of the particular claim, except as described above under "Antitrust Investigations and Litigation", the Company does expect the legal proceedings, claims or investigations currently pending against it will have any material adverse effect on its annual consolidated financial position, results of operations or liquidity.

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

Below is a table that shows the activity in the warranty accrual accounts:

	2019	2018
Balance as of December 31 of the prior year	$45	$26
Accruals related to product warranties	5	6
Reductions for payments made	(2)	(3)
Foreign currency	—	—
Balance as of March 31	48	29
Accruals related to product warranties	16	2
Reductions for payments made	(11)	(2)
Foreign currency	—	—
Balance as of June 30	53	29
Accruals related to product warranties	2	5
Reductions for payments made	(2)	(6)
Foreign currency	(1)	—
Balance as of September 30	$52	$28

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

The components of lease expense were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease expense	$33	$97
Finance lease expense
Amortization of right-of-use assets	1	1
Short-term lease expense	3	7
Variable lease expense	5	25
Sublease income	(1)	(1)
Total lease expense	$41	$129

Other information related to leases was as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$43	$125

Supplemental balance sheet information related to leases was as follows:

September 30, 2019
Operating leases
Operating lease right-of-use assets (a)	$342

Other current liabilities (b)	$101
Other long-term liabilities (c)	237
Total operating lease liabilities	$338

Finance leases
Property, plant and equipment, gross	$2
Accumulated depreciation	1
Total finance lease right-of-use assets	$1

Other current liabilities (b)	$1
Other long-term liabilities (c)	1
Total finance lease liabilities	$2

(a) Included in "Other assets" in the condensed consolidated balance sheets.
(b) Included in "Accrued expenses and other current liabilities" in the condensed consolidated balance sheets.
(c) Included in "Deferred credits and other liabilities" in the condensed consolidated balance sheets.

	September 30, 2019
	Weighted average remaining lease term	Weighted average discount rate
Operating leases	4.78 years	4.26%
Finance leases	2.82 years	4.33%

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

Maturities of lease liabilities under non-cancellable leases as of September 30, 2019 were as follows:

Year ending December 31	Operating leases	Finance leases
2019 (excluding the nine months ended September 30, 2019)	$33	$1
2020	104	1
2021	80	—
2022	56	—
2023	39	—
Thereafter	60	—
Total future undiscounted lease payments	372	2
Less imputed interest	(34)	—
Total reported lease liability	$338	$2

Future minimum operating lease payments at December 31, 2018 are as follows:

2019	$120
2020	100
2021	86
2022	68
2023	56
Beyond 2023	53
$483

15. Share-Based Compensation

Share-Based Compensation Expense
The total share-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cash-settled share-based compensation expense (benefit)	$—	$—	$—	$(3)
Share-settled share-based compensation expense (benefit)	7	4	20	11
	$7	$4	$20	$8

Cash-Settled Awards
Prior to 2018, the Company has granted restricted stock units ("RSUs") and long-term performance units ("LTPUs") to certain key employees that are payable in cash. These awards are classified as liabilities and are valued based on the fair value of the award at the grant date and are remeasured at each reporting date until settlement with compensation expense being recognized in proportion to the completed requisite period up until date of settlement. At September 30, 2019, the LTPUs outstanding included a three-year grant for 2017-2019 payable in the first quarter of 2020.

Share-Settled Awards
The Company has granted restricted stock to its directors and certain key employees as well as RSUs and performance share units ("PSUs") that are payable in common stock to certain key employees. These awards are settled in shares upon vesting and recognized in equity based on their fair value.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

The following table reflects the status for all nonvested restricted shares, share-settled RSUs, and PSUs as of September 30, 2019 and December 31, 2018:

	Restricted Stock		Share-Settled RSUs		PSUs
	Shares	Weighted Avg. Grant Date Fair Value	Units	Weighted Avg. Grant Date Fair Value	Units	Weighted Avg. Grant Date Fair Value
Nonvested balance at beginning of period	178,550	$55.46	440,403	$47.99	227,049	$49.18
Granted	36,603	34.06	867,137	34.21	634,511	24.77
Vested	(172,667)	50.18	(90,040)	54.60	—	—
Forfeited	(6,619)	55.64	(71,705)	40.71	(54,455)	43.02
Nonvested balance at end of period	35,867	$63.27	1,145,795	$37.99	807,105	$34.15

As of September 30, 2019, approximately $47 million of total unrecognized compensation costs is expected to be recognized on the share-settled awards over a weighted-average period of approximately 2 years.

16. Shareholders' Equity

Common Stock Outstanding
The Company has authorized 175,000,000 shares and 135,000,000 shares ($0.01 par value) of Class A Common Stock at September 30, 2019 and 2018. The Company has authorized 25,000,000 shares ($0.01 par value) of Class B Common Stock at September 30, 2019.

Total common stock outstanding and changes in common stock issued are as follows:

	Class A Common Stock		Class B Common Stock
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019
Shares issued at beginning of period	71,675,379	66,033,509	23,793,669
Issuance (repurchased) pursuant to benefit plans	98,716	(18,553)	—
Restricted stock forfeited and withheld for taxes	(62,919)	(8,062)	—
Stock options exercised	8,438	16,199	—
Shares issued at end of period	71,719,614	66,023,093	23,793,669

Treasury stock	14,592,888	14,592,888	—
Total shares outstanding	57,126,726	51,430,205	23,793,669

Preferred Stock
The Company had 50,000,000 shares of preferred stock ($0.01 par value) authorized at both September 30, 2019 and 2018. No shares of preferred stock were issued or outstanding at those dates.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

Accumulated Other Comprehensive Income (Loss)
The following represents the Company's changes in accumulated other comprehensive income (loss) by component, net of tax for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Foreign currency translation adjustments and other
Balance at beginning of period	$(383)	$(336)	$(395)	$(263)
Other comprehensive income (loss) before reclassifications adjustments	(77)	(28)	(66)	(103)
Reclassification from other comprehensive income (loss)	—	—	—	—
Other comprehensive income (loss)	(77)	(28)	(66)	(103)
Income tax provision (benefit)	2	—	3	2
Balance at end of period	$(458)	$(364)	$(458)	$(364)

Pensions and other postretirement benefits
Balance at beginning of period	$(298)	$(268)	$(297)	$(275)
Other comprehensive income (loss) before reclassifications	—	—	—	—
Reclassification from other comprehensive income (loss)	2	5	5	14
Other comprehensive income (loss)	2	5	5	14
Income tax provision (benefit)	1	(1)	(3)	(3)
Balance at end of period	$(295)	$(264)	$(295)	$(264)

Cash flow hedge instruments
Balance at beginning of period	$1	$—	$—	$—
Other comprehensive income (loss) before reclassifications	(1)	—	—	—
Reclassification from other comprehensive income (loss)	1	—	1	—
Other comprehensive income (loss)	—	—	1	—
Income tax provision (benefit)	—	—	—	—
Balance at end of period	$1	$—	$1	$—

Other comprehensive income (loss) attributable to noncontrolling interests	$(22)	$(3)	$(17)	$(2)

17. Segment Information

The Company intends to separate its businesses to form two independent companies, DRiV and New Tenneco. As such, the Company began to manage and report its DRiV businesses through two new operating segments, in the first quarter of 2019, as compared to the three operating segments it had previously reported. The DRiV operating segments consist of Motorparts and Ride Performance. The new Motorparts operating segment consists of the previously reported Aftermarket operating segment as well as the aftermarket portion of the previously reported Motorparts operating segment. The Ride Performance operating segment consists of the previously reported Ride Performance operating segment as well as the OE Braking business that was included in the previously reported Motorparts operating segment. As such, prior period operating segment results have been conformed to reflect the Company's current operating segments. The future New Tenneco consists of two existing operating segments, Powertrain and Clean Air. Costs related to other business activities, primarily corporate headquarter functions, are disclosed separately from the four operating segments as "Corporate."

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

The following table summarizes certain of the Company's segment information:

	Reportable Segments
	Clean Air	Powertrain	Ride Performance	Motorparts	Total	Corporate	Reclass & Elims	Total
For the Three Months Ended September 30, 2019
Revenues from external customers	$1,772	$1,082	$671	$794	$4,319	$—	$—	$4,319
Intersegment revenues	$—	$38	$42	$9	$89	$—	$(89)	$—
For the Nine Months Ended September 30, 2019
Revenues from external customers	$5,378	$3,390	$2,113	$2,426	$13,307	$—	$—	13,307
Intersegment revenues	$—	$124	$126	$31	$281	$—	$(281)	$—

	Reportable Segments
	Clean Air	Powertrain	Ride Performance	Motorparts	Total	Corporate	Reclass & Elims	Total
For the Three Months Ended September 30, 2018
Revenues from external customers	$1,602	$—	$461	$308	$2,371	$—	$—	$2,371
Intersegment revenues	$—	$—	$5	$—	$5	$—	$(5)	$—
For the Nine Months Ended September 30, 2018
Revenues from external customers	$5,052	$—	$1,480	$953	$7,485	$—	$—	$7,485
Intersegment revenues	$—	$—	$16	$—	$16	$—	$(16)	$—

Segment EBITDA including noncontrolling interests and the reconciliation to net income (loss) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
EBITDA including noncontrolling interests by Segments:
Clean Air	$169	$144	$452	$443
Powertrain	90	—	303	—
Ride Performance	20	14	1	58
Motorparts	113	53	268	153
Corporate	(79)	(39)	(256)	(129)
Total EBITDA including noncontrolling interests	313	172	768	525
Depreciation and amortization	(165)	(60)	(503)	(180)
Earnings (loss) before interest expense, income taxes, and noncontrolling interests	148	112	265	345
Interest expense	(79)	(24)	(242)	(69)
Income tax (expense) benefit	9	(22)	(5)	(73)
Net income (loss)	$78	$66	$18	$203

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

Disaggregated Revenue
Revenue from contracts with customers is disaggregated by customer type and geography, as it depicts the nature and amount of the Company’s revenue that is aligned with the Company's key growth strategies. In the following tables, revenue is disaggregated accordingly:

	Reportable Segments
By Customer Type	Clean Air	Powertrain	Ride Performance	Motorparts	Total
Three Months Ended September 30, 2019
OE - Substrate	$775	$—	$—	$—	$775
OE - Value add	997	1,082	671	—	2,750
Aftermarket	—	—	—	794	794
Total	$1,772	$1,082	$671	$794	$4,319
Nine Months Ended September 30, 2019
OE - Substrate	$2,258	$—	$—	$—	$2,258
OE - Value add	3,120	3,390	2,113	—	8,623
Aftermarket	—	—	—	2,426	2,426
Total	$5,378	$3,390	$2,113	$2,426	$13,307

	Reportable Segments
By Customer Type	Clean Air	Powertrain	Ride Performance	Motorparts	Total
Three Months Ended September 30, 2018
OE - Substrate	$596	$—	$—	$—	$596
OE - Value add	1,006	—	461	—	1,467
Aftermarket	—	—	—	308	308
Total	$1,602	$—	$461	$308	$2,371
Nine Months Ended September 30, 2018
OE - Substrate	$1,869	$—	$—	$—	$1,869
OE - Value add	3,183	—	1,480	—	4,663
Aftermarket	—	—	—	953	$953
Total	$5,052	$—	$1,480	$953	$7,485

	Reportable Segments
By Geography	Clean Air	Powertrain	Ride Performance	Motorparts	Total
Three Months Ended September 30, 2019
North America	$759	$386	$225	$513	$1,883
Europe, Middle East and Africa	581	502	311	229	1,623
Rest of world	432	194	135	52	813
Total	$1,772	$1,082	$671	$794	$4,319
Nine Months Ended September 30, 2019
North America	$2,352	$1,189	$685	$1,556	$5,782
Europe, Middle East and Africa	1,831	1,617	1,038	707	5,193
Rest of world	1,195	584	390	163	2,332
Total	$5,378	$3,390	$2,113	$2,426	$13,307

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

	Reportable Segments
By Geography	Clean Air	Powertrain	Ride Performance	Motorparts	Total
Three Months Ended September 30, 2018
North America	$735	$—	$180	$196	$1,111
Europe, Middle East and Africa	559	—	177	97	833
Rest of world	308	—	104	15	427
Total	$1,602	$—	$461	$308	$2,371
Nine Months Ended September 30, 2018
North America	$2,248	$—	$545	$594	$3,387
Europe, Middle East and Africa	1,839	—	614	310	2,763
Rest of world	965	—	321	49	1,335
Total	$5,052	$—	$1,480	$953	$7,485

18. Related Party Transactions

Amounts presented as Icahn Automotive Group LLC represent the Company's activity with Auto Plus and Pep Boys. See Note 7, Investment in Nonconsolidated Affiliates, for further information for companies within the tables below that represent equity method investments.

The following tables are summaries of the net sales, purchases, and royalty and other income from related parties for the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019
	Net Sales	Purchases	Royalty and Other Income
Icahn Automotive Group LLC	$48	$—	$1
PSC Metals, Inc.	$—	$—	$—
Anqing TP Goetze Piston Ring Company Limited	$1	$14	$—
Anqing TP Powder Metallurgy Company Limited	$1	$2	$—
Dongsuh Federal-Mogul Industrial Co., Ltd.	$1	$3	$—
Federal-Mogul Powertrain Otomotiv A.S.	$10	$51	$1
Federal-Mogul TP Liner Europe Otomotiv Ltd. Sti.	$—	$1	$—
Federal-Mogul Izmit Piston ve Pim Uretim Tesisleri A.S.	$1	$5	$—
Federal-Mogul TP Liners, Inc.	$4	$—	$—
Frenos Hidraulicos Autos	$—	$—	$—
Montagewerk Abgastechnik Emden GmbH	$2	$—	$—

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

	Nine Months Ended September 30, 2019
	Net Sales	Purchases	Royalty and Other Income
Icahn Automotive Group LLC	$138	$—	$3
PSC Metals, Inc.	$1	$—	$—
Anqing TP Goetze Piston Ring Company Limited	$1	$43	$1
Anqing TP Powder Metallurgy Company Limited	$2	$5	$—
Dongsuh Federal-Mogul Industrial Co., Ltd.	$4	$10	$—
Federal-Mogul Powertrain Otomotiv A.S.	$52	$155	$3
Federal-Mogul TP Liner Europe Otomotiv Ltd. Sti.	$—	$6	$—
Federal-Mogul Izmit Piston ve Pim Uretim Tesisleri A.S.	$3	$13	$—
Federal-Mogul TP Liners, Inc.	$12	$—	$1
Frenos Hidraulicos Autos	$1	$—	$—
Montagewerk Abgastechnik Emden GmbH	$4	$—	$—

The following table is a summary of amounts due to and from the Company's related parties as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Receivables	Payables and accruals	Receivables	Payables and accruals
Icahn Automotive Group LLC	$63	$1	$60	$12
Anqing TP Goetze Piston Ring Company Limited	$2	$21	$1	$22
Anqing TP Powder Metallurgy Company Limited	$—	$1	$1	$1
Dongsuh Federal-Mogul Industrial Co., Ltd.	$1	$2	$1	$2
Federal-Mogul Powertrain Otomotiv A.S.	$3	$29	$9	$16
Federal-Mogul TP Liner Europe Otomotiv Ltd. Sti.	$—	$1	$—	$1
Federal-Mogul Izmit Piston ve Pim Uretim Tesisleri A.S.	$—	$2	$—	$—
Federal-Mogul TP Liners, Inc.	$2	$7	$2	$7
Farloc Argentina SAIC	$1	$—	$—	$—
Montagewerk Abgastechnik Emden GmbH	$1	$—	$—	$—

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

19. Supplemental Guarantor Condensed Consolidating Financial Statements

Basis of Presentation
Substantially all of the Company's existing and future material domestic 100% owned subsidiaries (which are referred to as the "Guarantor Subsidiaries") fully and unconditionally guarantee its senior notes on a joint and several basis. However, a subsidiary’s guarantee may be released in certain customary circumstances such as a sale of the subsidiary or all or substantially all of its assets in accordance with the indenture applicable to the notes. The Guarantor Subsidiaries are combined in the presentation below.

These consolidating financial statements are presented on the equity method. Under this method, the Company's investments are recorded at cost and adjusted for its ownership share of a subsidiary’s cumulative results of operations, capital contributions and distributions, and other equity changes. The condensed consolidating financial information of the Guarantor Subsidiaries should be read in conjunction with the Company's condensed consolidated financial statements and related notes of which this note is an integral part.

The accompanying supplemental guarantor consolidating financial statements have been updated to reflect the revision as described in Note 2, Summary of Significant Accounting Policies.

The purchase price allocation for the Öhlins Acquisition is preliminary and subject to finalization. The Company's current estimates and assumptions may change as a result. See Note 3, Acquisitions and Divestitures for additional information.

Distributions
There are no significant restrictions on the ability of the Guarantor Subsidiaries to make distributions.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30, 2019
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
Revenues
Net sales and operating revenues:
External	$1,603	$2,716	$—	$—	$4,319
Affiliated companies	241	279	—	(520)	—
	1,844	2,995	—	(520)	4,319
Costs and expenses
Cost of sales	1,558	2,615	—	(520)	3,653
Selling, general, and administrative	172	76	1	—	249
Depreciation and amortization	54	110	1	—	165
Engineering, research, and development	33	45	—	—	78
Restructuring charges, asset impairments, and other	13	30	—	—	43
Goodwill impairment charge	9	—	—	—	9
	1,839	2,876	2	(520)	4,197
Other expense (income)
Non-service postretirement benefit costs	—	2	—	—	2
Equity in (income) losses of nonconsolidated affiliates, net of tax	(1)	—	—	—	(1)
Other (income) expense, net	(33)	6	—	—	(27)
	(34)	8	—	—	(26)
Earnings (loss) before interest expense, income taxes, noncontrolling interests and equity in net income (loss) from affiliated companies	39	111	(2)	—	148
Interest expense:
External, net of interest capitalized	25	—	54	—	79
Affiliated companies, net of interest income	(6)	(13)	19	—	—
Earnings (loss) before income taxes, noncontrolling interests and equity in net income (loss) from affiliated companies	20	124	(75)	—	69
Income tax expense (benefit)	5	(3)	(11)	—	(9)
Equity in net income (loss) from affiliated companies	124	—	134	(258)	—
Net income (loss)	139	127	70	(258)	78
Less: Net income (loss) attributable to noncontrolling interests	—	8	—	—	8
Net income (loss) attributable to Tenneco Inc.	$139	$119	$70	$(258)	$70
Comprehensive income (loss) attributable to Tenneco Inc.	$135	$5	$(2)	$(140)	$(2)

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30, 2018
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
Revenues
Net sales and operating revenues:
External	$990	$1,381	$—	$—	$2,371
Affiliated companies	145	152	—	(297)	—
	1,135	1,533	—	(297)	2,371
Costs and expenses
Cost of sales	960	1,339	—	(297)	2,002
Selling, general, and administrative	113	25	—	—	138
Depreciation and amortization	24	36	—	—	60
Engineering, research, and development	20	19	—	—	39
Restructuring charges, asset impairments, and other	2	14	—	—	16
	1,119	1,433	—	(297)	2,255
Other expense (income)
Non-service postretirement benefit costs	3	1	—	—	4
Other (income) expense, net	(35)	29	—	6	—
	(32)	30	—	6	4
Earnings (loss) before interest expense, income taxes, noncontrolling interests and equity in net income (loss) from affiliated companies	48	70	—	(6)	112
Interest expense:
External, net of interest capitalized	10	4	10	—	24
Affiliated companies, net of interest income	(5)	—	5	—	—
Earnings (loss) before income taxes, noncontrolling interests and equity in net income (loss) from affiliated companies	43	66	(15)	(6)	88
Income tax (benefit) expense	12	10	—	—	22
Equity in net income (loss) from affiliated companies	37	—	72	(109)	—
Net income (loss)	68	56	57	(115)	66
Less: Net income (loss) attributable to noncontrolling interests	—	9	—	—	9
Net income (loss) attributable to Tenneco Inc.	$68	$47	$57	$(115)	$57
Comprehensive income (loss) attributable to Tenneco Inc.	$68	$47	$33	$(115)	$33

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

	Nine Months Ended September 30, 2019
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
Revenues
Net sales and operating revenues:
External	$4,984	$8,323	$—	$—	$13,307
Affiliated companies	694	843	—	(1,537)	—
	5,678	9,166	—	(1,537)	13,307
Costs and expenses
Cost of sales	4,852	7,995	—	(1,537)	11,310
Selling, general, and administrative	498	354	1	—	853
Depreciation and amortization	218	284	1	—	503
Engineering, research, and development	102	146	—	—	248
Restructuring charges, asset impairments, and other	64	64	—	—	128
Goodwill impairment charge	42	27	—	—	69
	5,776	8,870	2	(1,537)	13,111
Other expense (income)
Non-service postretirement benefit costs	(1)	9	—	—	8
Equity in losses of nonconsolidated affiliates, net of tax	(3)	(31)	—	—	(34)
Other (income) expense, net	(10)	(33)	—	—	(43)
	(14)	(55)	—	—	(69)
Earnings (loss) before interest expense, income taxes, noncontrolling interests and equity in net income (loss) from affiliated companies	(84)	351	(2)	—	265
Interest expense:
External, net of interest capitalized	30	17	195	—	242
Affiliated companies, net of interest income	(20)	6	14	—	—
Earnings (loss) before income taxes, noncontrolling interests and equity in net income (loss) from affiliated companies	(94)	328	(211)	—	23
Income tax expense (benefit)	(13)	54	(36)	—	5
Equity in net income (loss) from affiliated companies	196	—	154	(350)	—
Net income (loss)	115	274	(21)	(350)	18
Less: Net income (loss) attributable to noncontrolling interests	—	39	—	—	39
Net income (loss) attributable to Tenneco Inc.	$115	$235	$(21)	$(350)	$(21)
Comprehensive income (loss) attributable to Tenneco Inc.	$118	$133	$(81)	$(251)	$(81)

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

	Nine Months Ended September 30, 2018
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
Revenues
Net sales and operating revenues:
External	$3,050	$4,435	$—	$—	$7,485
Affiliated companies	402	464	—	(866)	—
	3,452	4,899	—	(866)	7,485
Costs and expenses
Cost of sales	2,951	4,244	—	(866)	6,329
Selling, general, and administrative	268	175	—	—	443
Depreciation and amortization	71	109	—	—	180
Engineering, research, and development	57	61	—	—	118
Restructuring charges, asset impairments, and other	5	52	—	—	57
	3,352	4,641	—	(866)	7,127
Other expense (income)
Non-service postretirement benefit costs	9	1	—	—	10
Other (income) expense, net	(11)	(2)	—	16	3
	(2)	(1)	—	16	13
Earnings (loss) before interest expense, income taxes, noncontrolling interests and equity in net income (loss) from affiliated companies	102	259	—	(16)	345
Interest expense:
External, net of interest capitalized	30	10	29	—	69
Affiliated companies, net of interest income	(12)	—	12	—	—
Earnings (loss) before income taxes, noncontrolling interests and equity in net income (loss) from affiliated companies	84	249	(41)	(16)	276
Income tax (benefit) expense	11	62	—	—	73
Equity in net income (loss) from affiliated companies	122	—	205	(327)	—
Net income (loss)	195	187	164	(343)	203
Less: Net income (loss) attributable to noncontrolling interests	—	39	—	—	39
Net income (loss) attributable to Tenneco Inc.	$195	$148	$164	$(343)	$164
Comprehensive income (loss) attributable to Tenneco Inc.	$195	$148	$74	$(343)	$74

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

 BALANCE SHEETS

	September 30, 2019
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$201	$188	$—	$—	$389
Restricted cash	—	6	—	—	6
Receivables, net	893	1,860	—	—	2,753
Inventories, net	940	1,197	—	—	2,137
Prepayments and other current assets	156	417	30	—	603
Total current assets	2,190	3,668	30	—	5,888
Property, plant and equipment, net	1,148	2,335	8	—	3,491
Investment in affiliated companies	1,615	—	5,203	(6,818)	—
Long-term receivables, net	9	1	—	—	10
Goodwill	497	305	—	—	802
Intangibles, net	1,033	545	—	—	1,578
Investments in nonconsolidated affiliates	43	462	—	—	505
Deferred income taxes	321	236	13	—	570
Other assets	150	375	14	—	539
Total assets	$7,006	$7,927	$5,268	$(6,818)	$13,383
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt, including current maturities of long-term debt	$1	$160	$—	$—	$161
Accounts payable	882	1,765	4	—	2,651
Accrued compensation and employee benefits	93	285	—	—	378
Accrued income taxes	—	57	—	—	57
Accrued expenses and other current liabilities	436	556	50	—	1,042
Total current liabilities	1,412	2,823	54	—	4,289
Long-term debt	229	9	5,170	—	5,408
Intercompany due to (due from)	1,830	(200)	(1,630)	—	—
Deferred income taxes	—	104	—	—	104
Pension, postretirement benefits and other liabilities	768	806	32	—	1,606
Commitments and contingencies
Total liabilities	4,239	3,542	3,626	—	11,407
Redeemable noncontrolling interests	—	139	—	—	139
Tenneco Inc. shareholders’ equity	2,767	4,051	1,642	(6,818)	1,642
Noncontrolling interests	—	195	—	—	195
Total equity	2,767	4,246	1,642	(6,818)	1,837
Total liabilities, redeemable noncontrolling interests and equity	$7,006	$7,927	$5,268	$(6,818)	$13,383

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2019
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims		Consolidated
Operating Activities
Net cash provided (used) by operating activities	$137	$45	$(115)	$(3)		$64
Investing Activities
Proceeds from sale of assets	2	6	—	—		8
Net proceeds from sale of business	6	16	—	—		22
Cash payments for property, plant and equipment	(166)	(375)	—	—		(541)
Acquisition of business, net of cash acquired	—	(158)	—	—	—	(158)
Proceeds from deferred purchase price of factored receivables	—	203	—	—		203
Other	3	(4)	1	—		—
Net cash provided (used) by investing activities	(155)	(312)	1	—		(466)
Financing Activities
Proceeds from term loans and notes	—	171	—	—		171
Repayment of term loans and notes	—	(201)	(77)	—		(278)
Borrowings on revolving lines of credit	6,119	171	514	—		6,804
Payments on revolving lines of credit	(5,890)	(144)	(514)	—		(6,548)
Issuance (repurchase) of common shares	—	—	(2)	—		(2)
Cash dividends	—	—	(20)	—		(20)
Decrease in bank overdrafts	—	(12)	—	—		(12)
Net increase (decrease) in short-term borrowings secured by accounts receivable	—	(3)	—	—		(3)
Other	1	—	—	—		1
Distribution to noncontrolling interests partners	—	(20)	—	—		(20)
Intercompany dividends and net (decrease) increase in intercompany obligations	(340)	128	209	3		—
Net cash provided (used) by financing activities	(110)	90	110	3		93
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	2	—	—		2
Increase (decrease) in cash, cash equivalents and restricted cash	(128)	(175)	(4)	—		(307)
Cash, cash equivalents and restricted cash, January 1	329	369	4	—		702
Cash, cash equivalents and restricted cash, September 30	$201	$194	$—	$—		$395

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2018
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$179	$(122)	$(8)	$(12)	$37
Investing Activities
Proceeds from sale of assets	1	5	—	—	6
Cash payments for property, plant and equipment	(98)	(157)	—	—	(255)
Proceeds from deferred purchase price of factored receivables	—	102	—	—	102
Other	(2)	—	—	—	(2)
Net cash used in investing activities	(99)	(50)	—	—	(149)
Financing Activities
Proceeds from term loans and notes	—	12	—	—	12
Repayments of term loans and notes	(14)	(21)	—	—	(35)
Borrowings on revolving lines of credit	3,537	56	458	—	4,051
Payments on revolving lines of credit	(3,575)	(56)	(443)	—	(4,074)
Issuance (repurchase) of common shares	—	—	(2)	—	(2)
Cash dividends	—	—	(39)	—	(39)
Net increase (decrease) in bank overdrafts	—	(5)	—	—	(5)
Net increase (decrease) in short-term borrowings secured by accounts receivable	—	150	—	—	150
Other	(2)	—	—	—	(2)
Distribution to noncontrolling interests partners	—	(44)	—	—	(44)
Intercompany dividends and net (decrease) increase in intercompany obligations	(28)	(18)	34	12	—
Net cash (used in) provided by financing activities	(82)	74	8	12	12
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	(15)	—	—	(15)
Increase (decrease) in cash, cash equivalents and restricted cash	(2)	(113)	—	—	(115)
Cash, cash equivalents and restricted cash, January 1	7	311	—	—	318
Cash, cash equivalents and restricted cash, September 30	$5	$198	$—	$—	$203

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References herein to "Tenneco", the "Company", "we", "us", and "our" refer to Tenneco Inc. and its consolidated subsidiaries. Unless otherwise stated, all comparisons of September 30, 2019 financial results are to September 30, 2018 financial results.

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

Separation Transaction and Change in Reportable Segments
Following the closing of the Federal-Mogul Acquisition, we agreed to use our reasonable best efforts to pursue the separation of the combined company. As such, we previously announced our intention to separate our businesses through a spinoff transaction in mid-year 2020 to form two new, independent publicly traded companies, an Aftermarket and Ride Performance company ("DRiV") and a new Powertrain Technology company ("New Tenneco"). We remain committed to the separation of the businesses and continue to execute our plan for the spinoff. Additionally, we are evaluating multiple strategic options to deleverage and facilitate the separation. Certain of these options could help mitigate the effect of challenging market conditions, which, if current trends were to continue, would likely affect our ability to complete a separation in the mid-year 2020 time range. In the first quarter of 2019, we began to manage and report our DRiV businesses through two new operating segments as compared to the three operating segments we had previously reported. The DRiV operating segments consist of Motorparts and Ride Performance. The new Motorparts operating segment consists of the previously reported Aftermarket operating segment as well as the aftermarket portion of the previously reported Motorparts operating segment. The Ride Performance operating segment consists of the previously reported Ride Performance operating segment as well as the OE Braking business that was included in the previously reported Motorparts operating segment. As such, prior period operating segment results and related disclosures have been conformed to reflect our current operating segments. The future New Tenneco consists of two existing operating segments, Powertrain and Clean Air. Costs related to other business activities, primarily corporate headquarter functions, are disclosed separately from the four operating segments as "Corporate."

See Note 17, Segment Information, of our condensed consolidated financial statements for additional information.

Financial Results for the Nine Months Ended September 30, 2019
Consolidated revenues were $13,307 million, an increase of $5,822 million, or 78%, for the nine months ended September 30, 2019. The Acquisitions increased revenues by $5,616 million, or 75%. The remaining increase in revenues was primarily driven by the net favorable effects of organic growth from higher sales volume and mix of $454 million and the favorable effect of other of $8 million, partially offset by the unfavorable effects of foreign currency exchange of $256 million.

Cost of sales was $11,310 million, an increase of $4,981 million, or 79%, for the nine months ended September 30, 2019. The Acquisitions increased cost of sales by $4,690 million, or 74%. The remaining increase in cost of sales was primarily driven by incremental costs related to higher sales volume and mix of $470 million, the unfavorable effects of materials sourcing of $1 million, and an increase in other costs of $31 million, which was partially offset by a favorable effect of foreign currency exchange of $209 million.

Net income decreased by $185 million to $18 million for the nine months ended September 30, 2019 as compared to $203 million for the nine months ended September 30, 2018. The decrease was primarily driven by:

•	an increase in selling, general, and administrative costs primarily due to the effect of the Acquisitions of $410 million;

•	an increase in depreciation and amortization of $323 million primarily due to the Acquisitions;

•	an increase in engineering, research and development of $130 million primarily due to the Acquisitions;

•	an increase in restructuring charges and other of $71 million related to higher costs for facility closure and other costs;

•	a goodwill impairment charge of $69 million as a result of our change in operating segments; and

•	an increase in interest expense and other financing charges of $173 million.
These unfavorable effects were partially offset by:

•	an increase in equity earnings in nonconsolidated affiliates of $34 million, which was the result of the Federal-Mogul Acquisition; and

•	a reduction in income tax expense of $68 million.

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

Global vehicle production levels (According to IHS Markit, October, 2019)
Global light vehicle production decreased by 3% for the three months ended September 30, 2019 compared to the same period in the prior year. Production levels in North America remained flat year over year while production in Europe increased 1%. Global light vehicle production was down in the other major markets in which we operate. South America and China light vehicle production decreased by 5% in each region and India decreased by 20%.

Global light vehicle production decreased by 6% for the first nine months of 2019 compared to the same period in the prior year. Both South American and European light vehicle production decreased by 4%. North American light vehicle production decreased 2%, with negative growth in the U.S., Canada, and Mexico. Light vehicle production in India and China decreased by 12% in each region.

Global commercial vehicle production decreased by 4% for the three months and nine months ended September 30, 2019 compared to the same periods in the prior year. For both the three and nine month comparative periods, commercial vehicle production increased in North America by 5%, increased in Brazil by 4% and remained flat in Europe. China posted a decrease for the third quarter and first nine months of 2019 of 5% and India experienced a decrease of 22% over the same comparable periods.

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

Execute a Separation Transaction
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

Aftermarket Specific Strategies
The aftermarket business strategy incorporates a go-to-market model that we believe differentiates us from our competitors and creates structural support for sustained revenue growth. The model is designed to drive revenue growth by capitalizing on three of our key competitive strengths: a leading portfolio of products and brands; extensive global manufacturing, distribution and service capabilities; and proprietary insights based on market intelligence gathered from our distributors, installers and consumers. We intend to leverage these proprietary insights to drive business processes including engineering, innovation, manufacturing, product and brand management, distribution, and services management, all of which enable us to bring innovative products and services to market quickly and efficiently.

We expect the demand for replacement parts to increase steadily as a result of the anticipated significant increase in vehicles in operation (“VIO”), the increase in the average age of VIO, and the increase in the average miles driven per year. The characteristics of aftermarket sales and distribution are defined regionally, which require regionally focused strategies to address the key success factors of our customers. The key components of our aftermarket strategy are described below:

Leverage the strength of our global aftermarket leading brands positions, product portfolio and range, marketing and selling expertise, and distribution and logistics capabilities
The aftermarket business includes multiple leading brands with strong product offerings. Our portfolio of the industry’s most well-respected and enduring brands includes Monroe®, Champion®, Öhlins®, MOOG®, Walker®, Fel-Pro®, Wagner®, Ferodo®, Rancho®, Thrush®, National®, Sealed Power® and others. While we have many leading brands, we are continually focused on investing in our brands to maintain our position.

We will leverage our go-to-market model to build upon our brand strengths and grow our global aftermarket business by consistently delivering differentiated benefits, by growing our brand equity among our target end customers and by leveraging our broad product coverage and extensive distribution network. We are in an outstanding position to capitalize on aftermarket trends and expand in mature markets (North America, Europe, Australia) as well as high-growth regions (China, South America, India, Southeast and Northeast Asia). Important focus areas are enhancing our presence in high-growth markets; leveraging our portfolio and strong presence in suspension to expand our business globally; and diversifying outside of chassis with our sealing, electronic and underhood products, as well as other components.

Continue to strengthen our aftermarket capabilities and product offerings in mature markets, including North America and Europe
The scale of our aftermarket business allows for strong distribution channels that significantly enhance our go-to-market capabilities across mature markets in North America and Europe. We are continually improving our already strong distribution networks with the goal of improved customer service at a lower cost. This is achieved by continually harnessing and leveraging market intelligence, and sharing information with our channel partners to drive best practices in go-to-market, manufacturing and distribution processes.

The North America and Europe go-to-market capabilities will be defined by positioning our distribution and installer partners for success. We believe this will require maintaining an extensive catalogue of products to provide the ability to address customer requirements quickly and easily. Managing large and complex catalogues of products requires an understanding of the composition of the car parc within the regions including wear patterns, typical replacement rates based on weather, road quality, and average miles driven annually. These compositions differ significantly by region, which will affect the range and frequency of replacement part requirements. The understanding of these regional dynamics will help us provide the right parts when they are needed and achieve the industry’s best “Order to Delivery” times. We will continue to innovate product solutions that will be cost competitive, reliable, reduce install time, reduce the number of unique parts that installers need to inventory on-site, reduce the number of unique installer tools and equipment required, and improve installer safety.

In addition to having a comprehensive product offering, we also strive to maintain very close relationships with our customers and help position them for success. We have launched a series of “Tech First” initiatives to provide online, on demand, and on-site technical training and support to vehicle repair technicians who use and install our products in North America and Europe and plan to expand into South America in 2020. This initiative included Garage Gurus™, a network of technical support centers that provide some of the most comprehensive training programs in the industry that educate our partners and customers with emerging vehicle technologies and vehicle repair operational skills. We believe it is key to our strategy to provide aftermarket parts that are simple to install and to make sure our customers have the resources to know how to install these parts properly. In having the right products and resources for our customers, we believe we will continue to be a preferred aftermarket supplier and continue to drive growth in North America and Europe.

Increase aftermarket position in high-growth regions, notably in Asia Pacific
The Asia Pacific region, particularly the high-growth markets of China and India, presents a significant opportunity for us to expand our business. We have made investments in our distribution and sales force in both China and the rest of Asia to help drive growth in this increasingly important region. We must take into account the different operational requirements in Asia Pacific in order to drive aftermarket growth in this region.

The Asia Pacific light vehicle and commercial vehicle aftermarket industry is fragmented with a large number of small distributors and installers that require different strategies and solutions than more mature consolidated markets. Distribution in smaller volumes will require us to have a hub and spoke warehousing approach to compete on the basis of optimal “Order to Delivery” timelines while maintaining a broad range of products.

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

RESULTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2019 compared to the Three and Nine Months Ended September 30, 2018
Consolidated Results of Operations
The following table presents our condensed consolidated results of operations and reflects the revisions discussed in Item 1 — Condensed Consolidated Financial Statements (Unaudited).

	Three Months Ended September 30,		Increase / (Decrease)		Nine Months Ended September 30,		Increase / (Decrease)
	2019	2018	$ Change	% Change (1)	2019	2018	$ Change	% Change (1)
	(millions, except percent, share, and per share amounts)
Revenues
Net sales and operating revenues	$4,319	$2,371	$1,948	82%	$13,307	$7,485	$5,822	78%
Costs and expenses
Cost of sales	3,653	2,002	1,651	82%	11,310	6,329	4,981	79%
Selling, general, and administrative	249	138	111	80%	853	443	410	93%
Depreciation and amortization	165	60	105	175%	503	180	323	179%
Engineering, research, and development	78	39	39	100%	248	118	130	110%
Restructuring charges, asset impairments, and other	43	16	27	169%	128	57	71	125%
Goodwill impairment charge	9	—	9	n/m	69	—	69	n/m
	4,197	2,255	1,942	86%	13,111	7,127	5,984	84%
Other expense (income)
Non-service pension and other postretirement benefit costs (credits)	2	4	(2)	(50)%	8	10	(2)	(20)%
Equity in (earnings) losses of nonconsolidated affiliates, net of tax	(1)	—	(1)	n/m	(34)	—	(34)	n/m
Other expense (income), net	(27)	—	(27)	n/m	(43)	3	(46)	n/m
	(26)	4	(30)	n/m	(69)	13	(82)	n/m
Earnings (loss) before interest expense, income taxes, and noncontrolling interests	148	112	36	32%	265	345	(80)	(23)%
Interest expense	79	24	55	229%	242	69	173	251%
Earnings (loss) before income taxes and noncontrolling interests	69	88	(19)	(22)%	23	276	(253)	(92)%
Income tax expense (benefit)	(9)	22	(31)	(141)%	5	73	(68)	(93)%
Net income (loss)	78	66	12	18%	18	203	(185)	(91)%
Less: Net income (loss) attributable to noncontrolling interests	8	9	(1)	(11)%	39	39	—	—%
Net income (loss) attributable to Tenneco Inc.	$70	$57	$13	23%	$(21)	$164	$(185)	(113)%
Earnings (loss) per share
Basic earnings (loss) per share:
Earnings (loss) per share	$0.87	$1.11			$(0.25)	$3.20
Weighted average shares outstanding	80,916,676	51,272,618			80,903,967	51,247,664
Diluted earnings (loss) per share:
Earnings (loss) per share	$0.87	$1.11			$(0.25)	$3.20
Weighted average shares outstanding	80,916,676	51,401,829			80,903,967	51,395,927

(1) Percentages above denoted as "n/m" are not meaningful to present in the table.

Revenues
Three-months ended: Revenues increased by $1,948 million, or 82%, as compared to the three months ended September 30, 2018. The Acquisitions increased revenues by $1,800 million, or 76%. The remaining increase in revenues was primarily driven by the net favorable effects of organic growth from higher sales volume and mix of $203 million, partially offset by the unfavorable effects of foreign currency exchange of $55 million.

The table below reflects our consolidated revenues for the three months ended September 30, 2019 and 2018 (amounts in millions):

Three months ended September 30, 2018	$2,371
Acquisitions	1,800
Drivers in the change of organic revenues:
Volume and mix	203
Currency exchange rates	(55)
Others	—
Three months ended September 30, 2019	$4,319

Nine-months ended: Revenues increased by $5,822 million, or 78%, as compared to the nine months ended September 30, 2018. The Acquisitions increased revenues by $5,616 million, or 75%. The remaining increase in revenues was primarily driven by the net favorable effects of organic growth from higher sales volume and mix of $454 million and the net favorable effects of other of $8 million, partially offset by the unfavorable effects of foreign currency exchange of $256 million.

The table below reflects our consolidated revenues for the nine months ended September 30, 2019 and 2018 (amounts in millions):

Nine months ended September 30, 2018	$7,485
Acquisitions	5,616
Drivers in the change of organic revenues:
Volume and mix	454
Currency exchange rates	(256)
Others	8
Nine months ended September 30, 2019	$13,307

Cost of Sales
Three-months ended: Cost of sales increased by $1,651 million, or 82%, as compared to the three months ended September 30, 2018. The Acquisitions increased cost of sales by $1,488 million, or 74%. The remaining increase in cost of sales was primarily driven by incremental costs related to higher sales volume and mix of $214 million and an increase in other costs of $6 million, partially offset by the favorable effects of materials sourcing of $10 million and favorable effect of foreign currency exchange of $47 million.

The table below reflects our consolidated cost of sales for the three months ended September 30, 2019 and 2018 (amounts in millions):

Three months ended September 30, 2018	$2,002
Acquisitions	1,488
Drivers in the change of organic revenues:
Volume and mix	214
Material	(10)
Currency exchange rates	(47)
Others	6
Three months ended September 30, 2019	$3,653

Nine-months ended: Cost of sales increased by $4,981 million, or 79%, as compared to the nine months ended September 30, 2018. The Acquisitions increased cost of sales by $4,690 million, or 74%. The remaining increase in cost of sales was primarily driven by incremental costs related to higher sales volume and mix of $470 million and an increase in other costs of $31 million, partially offset by a favorable effect of foreign currency exchange of $209 million and the favorable effects of materials sourcing of $1 million.

The table below reflects our consolidated cost of sales for the nine months ended September 30, 2019 and 2018 (amounts in millions):

Nine months ended September 30, 2018	$6,329
Acquisitions	4,690
Drivers in the change of organic revenues:
Volume and mix	470
Material	(1)
Currency exchange rates	(209)
Others	31
Nine months ended September 30, 2019	$11,310

Selling, general, and administrative (SG&A)
Three-months ended: SG&A increased by $111 million as compared to the three months ended September 30, 2018. The increase was primarily due to the effect of the Acquisitions of $121 million. There was also an increase in acquisition and separation related costs of $18 million and an increase in cost reduction initiatives of $6 million, these were partially offset by a decrease of $19 million in litigation reserves.

Nine-months ended: SG&A increased by $410 million as compared to the nine months ended September 30, 2018. The increase was primarily due to the effect of the Acquisitions of $410 million. There was also an increase in acquisition and separation related costs of $54 million, which was partially offset by a decrease of $19 million in litigation reserves.

Depreciation and amortization
Three-months ended: Depreciation and amortization increased by $105 million as compared to the three months ended September 30, 2018. The increase was due primarily to the effect of the Acquisitions.

Nine-months ended: Depreciation and amortization increased by $323 million as compared to the nine months ended September 30, 2018. The increase was due primarily to the effect of the Acquisitions.

Engineering, research, and development
Three-months ended: Engineering, research, and development increased by $39 million as compared to the three months ended September 30, 2018. The increase was due primarily to the effect of the Acquisitions.

Nine-months ended: Engineering, research, and development increased by $130 million as compared to the nine months ended September 30, 2018. The increase was due primarily to the effect of the Acquisitions.

Restructuring charges, asset impairments, and other
Three-months ended: Restructuring charges, asset impairments, and other increased by $27 million as compared to the three months ended September 30, 2018. The increase is primarily attributable to higher costs related to facility closure and other costs, and an $8 million impairment charge incurred on assets held for sale during the three months ended September 30, 2019.

Nine-months ended: Restructuring charges, asset impairments, and other increased by $71 million as compared to the nine months ended September 30, 2018. The increase is primarily attributable to higher costs related to facility closure and other costs, and an $8 million impairment charge incurred on assets held for sale during the nine months ended September 30, 2019.

Goodwill impairment charge
Three-months ended: There was a $9 million goodwill impairment charge recorded in the three months ended September 30, 2019 as compared to no impairment charge in the three months ended September 30, 2018. Purchase accounting was completed for the Federal-Mogul Acquisition and the allocation of goodwill was finalized. As a result, the final goodwill allocation was reassigned to the reorganized segments and reporting unit structure that occurred in the first quarter of 2019 and an incremental $9 million of goodwill was impaired for one reporting unit in our Ride Performance segment.

Nine-months ended: There was a reorganization of segments and reporting units in the first quarter of 2019 within the Aftermarket, Ride Performance, and Motorparts segments. The total impairment charge recognized in the nine months ended September 30, 2019 for the reorganization of the reporting units that occurred in the first quarter of 2019 was $69 million, all of which was within the Ride Performance segment.

Non-service pension and postretirement benefit costs (credits)
Three-months ended: Non-service pension and postretirement benefit costs (credits) decreased $2 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The Federal-Mogul Acquisition increased non-service costs by $3 million, which was partially offset by the recognition of $2 million in prior service credits during the three months ended September 30, 2019, as a result of the plan amendment recognized at December 31, 2018 for one of our postretirement medical benefits plan.

Nine-months ended: Non-service pension and postretirement benefit costs (credits) decreased $2 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The Federal-Mogul Acquisition increased non-service pension and postretirement benefit costs by $7 million, which was partially offset by the recognition of $5 million in prior service credits during the nine months ended September 30, 2019, as a result of the plan amendment recognized at December 31, 2018 for one of our postretirement medical benefit plans.

Equity in (earnings) losses of nonconsolidated affiliates, net of tax
Three-months ended: Equity in (earnings) losses of nonconsolidated affiliates, net of tax increased by $1 million as compared to the three months ended September 30, 2018. The increase was due to the Federal-Mogul Acquisition.

Nine-months ended: Equity in (earnings) losses of nonconsolidated affiliates, net of tax increased by $34 million as compared to the nine months ended September 30, 2018. The increase was due to the Federal-Mogul Acquisition.

Other expense (income), net
Three-months ended: Other income, net increased by $27 million as compared to the three months ended September 30, 2018. The Acquisitions increased other income, net by $3 million. The remaining increase was primarily attributable to a recovery of value-added tax in a foreign jurisdiction and income from an EPA mandate to which we were the beneficiary.

Nine-months ended: Other income, net increased by $46 million as compared to the nine months ended September 30, 2018. The Acquisitions increased other income, net by $15 million. The remaining increase was primarily attributable to a recovery of value-added tax in a foreign jurisdiction and income from an EPA mandate to which we were the beneficiary.

Interest expense
Three-months ended: Interest expense increased by $55 million as compared to the three months ended September 30, 2018. The increase was primarily attributable to higher interest expense pertaining to the five-year $1,700 million term loan A facility and the seven-year $1,700 million term loan B facility that were entered into in connection with the Federal-Mogul Acquisition, and interest expense on the debt assumed in the Federal-Mogul Acquisition. Interest expense includes financing charges on sales of accounts receivable, which increased by $6 million as compared to the three months ended September 30, 2018. The increase is primarily attributable to the Federal-Mogul Acquisition.

Nine-months ended: Interest expense increased by $173 million as compared to the nine months ended September 30, 2018. The increase was primarily attributable to higher interest expense pertaining to the five-year $1,700 million term loan A facility and the seven-year $1,700 million term loan B facility that were entered into in connection with the Federal-Mogul Acquisition, and interest expense on the debt assumed in the Federal-Mogul Acquisition. Interest expense includes financing charges on sales of accounts receivable, which increased by $15 million as compared to the nine months ended September 30, 2018. The increase is primarily attributable to the Federal-Mogul Acquisition.

Income tax expense (benefit)
Three-months ended: Income tax expense decreased by $31 million to an income tax benefit of $9 million as compared to income tax expense of $22 million in the three months ended September 30, 2018. The decrease was primarily attributable to a $33 million net tax benefit recognized for a valuation allowance release for an entity in Spain.

Nine-months ended: Income tax expense decreased by $68 million as compared to the nine months ended September 30, 2018. The reduction was primarily attributable to a $33 million net tax benefit recognized for a valuation allowance release for an entity in Spain and a decrease in pretax earnings.

Net income (loss)
Three-months ended: Net income increased by $12 million to $78 million for the three months ended September 30, 2019 as compared to $66 million of net income for the three months ended September 30, 2018, as result of the aforementioned items.

Nine-months ended: Net income decreased by $185 million to net income of $18 million for the nine months ended September 30, 2019 as compared to $203 million of net income for the nine months ended September 30, 2018, as result of the aforementioned items.

Earnings (loss) before interest expense, income taxes, noncontrolling interests, and depreciation and amortization (“EBITDA including noncontrolling interests”)
The following table presents the reconciliation from EBITDA including noncontrolling interests to net income (loss) attributable to Tenneco Inc. for the three and nine months ended September 30, 2019 and 2018 (amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total EBITDA including noncontrolling interests	313	172	768	525
Depreciation and amortization	(165)	(60)	(503)	(180)
Earnings (loss) before interest expense, income taxes, and noncontrolling interests	148	112	265	345
Interest expense	(79)	(24)	(242)	(69)
Income tax (expense) benefit	9	(22)	(5)	(73)
Net income (loss)	78	66	18	203
Less: Net income (loss) attributable to noncontrolling interests	8	9	39	39
Net income (loss) attributable to Tenneco Inc.	$70	$57	$(21)	$164

Three-months ended: EBITDA including noncontrolling interests increased by $141 million as compared to the three months ended September 30, 2018, as a result of the aforementioned items. See "Non-GAAP Measures" for further discussion on the use of non-GAAP measures.

Nine-months ended: EBITDA including noncontrolling interests increased by $243 million as compared to the nine months ended September 30, 2018, as a result of the aforementioned items. See "Non-GAAP Measures" for further discussion on the use of non-GAAP measures.

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

The table below reflects our segment revenues for the three months ended September 30, 2019 and 2018 (amounts in millions):

	Segment Revenue
	New Tenneco				DRiV
	Clean Air		Powertrain		Ride Performance		Motorparts		Total Revenues
Three months ended September 30,	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Revenues	$1,772	$1,602	$1,082	$—	$671	$461	$794	$308	$4,319	$2,371

Value-add revenues	997	1,006	1,082	—	671	461	794	308	3,544	1,775
Currency effect on value-add revenue	(20)	—	—	—	(14)	—	(7)	—	(41)	—
Value-add revenue excluding currency	$1,017	$1,006	$1,082	$—	$685	$461	$801	$308	$3,585	$1,775

Substrate sales	$775	$596	$—	$—	$—	$—	$—	$—	$775	$596
Effect of Acquisitions	$—	$—	$1,082	$—	$219	$—	$499	$—	$1,800	$—

The table below reflects our segment revenues for the nine months ended September 30, 2019 and 2018 (amounts in millions):

	Segment Revenue
	New Tenneco				DRiV
	Clean Air		Powertrain		Ride Performance		Motorparts		Total Revenues
Nine months ended September 30,	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Revenues	$5,378	$5,052	$3,390	$—	$2,113	$1,480	$2,426	$953	$13,307	$7,485

Value-add revenues	3,120	3,183	3,390	—	2,113	1,480	2,426	953	11,049	5,616
Currency effect on value-add revenue	(102)	—	—	—	(65)	—	(33)	—	(200)	—
Value-add revenue excluding currency	$3,222	$3,183	$3,390	$—	$2,178	$1,480	$2,459	$953	$11,249	$5,616

Substrate sales	$2,258	$1,869	$—	$—	$—	$—	$—	$—	$2,258	$1,869
Effect of Acquisitions	$—	$—	$3,390	$—	$684	$—	$1,542	$—	$5,616	$—

Segment Revenue
Clean Air
Three-months ended: Clean Air revenue increased $170 million, or 11%, as compared to the three months ended September 30, 2018. Higher light vehicle sales and commercial truck revenues contributed $209 million to the increase, while foreign currency exchange had a $34 million unfavorable effect on Clean Air revenues, leaving $5 million unfavorable other.

Nine-Months ended: Clean Air revenue increased $326 million, or 6%, as compared to the nine months ended September 30, 2018. Higher light vehicle and commercial truck sales contributed $496 million to the increase, while foreign currency exchange had a $158 million unfavorable effect on Clean Air revenues, leaving $12 million unfavorable other.

Powertrain
Three and Nine-months ended: As a result of the Federal-Mogul Acquisition, Powertrain revenue was $1,082 million and $3,390 million for the three and nine months ended September 30, 2019, respectively.

Ride Performance
Three-months ended: Ride Performance revenue increased $210 million, or 46%, as compared to the three months ended September 30, 2018. The Acquisitions increased revenue by $219 million. Excluding the Acquisitions, revenue decreased by $9 million due to the unfavorable effects of foreign currency exchange of $14 million, partially offset by net favorable volume and mix of $4 million and net favorable other of $1 million.

Nine-months ended: Ride Performance revenue increased $633 million, or 43%, as compared to the nine months ended September 30, 2018. The Acquisitions increased revenue by $684 million. Excluding the Acquisitions, revenue decreased by $51 million due to the unfavorable effects of foreign currency exchange of $65 million, partially offset by net favorable volume and mix of $9 million and $5 million favorable other.

Motorparts
Three-months ended: Motorparts revenue increased $486 million, or 158%, as compared to the three months ended September 30, 2018. The Federal-Mogul Acquisition increased revenue by $499 million. Excluding the Federal-Mogul Acquisition, revenue decreased by $13 million due to the net unfavorable effects of $10 million from lower volume and the unfavorable effects of foreign currency exchange of $7 million, partially offset by $4 million favorable other.

Nine-months ended: Motorparts revenue increased $1,473 million, or 155%, as compared to the nine months ended September 30, 2018. The Federal-Mogul Acquisition increased revenue by $1,542 million. Excluding the Federal-Mogul Acquisition, revenue decreased by $69 million which was due to unfavorable volume and mix of $51 million and the unfavorable effects of foreign currency exchange of $33 million, partially offset by $15 million of other.

Earnings (loss) before interest expense, income taxes, noncontrolling interests, and depreciation and amortization (“EBITDA including noncontrolling interests”)
The following table presents the EBITDA including noncontrolling interests by segment for the three and nine months ended September 30, 2019 and 2018 (amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months	Nine Months
	2019	2018	2019	2018	2019 vs 2018	2019 vs 2018
	(Millions)
EBITDA including noncontrolling interests by Segments:
Clean Air	$169	$144	$452	$443	$25	$9
Powertrain	90	—	303	—	90	303
Ride Performance	20	14	1	58	6	(57)
Motorparts	113	53	268	153	60	115
Corporate	(79)	(39)	(256)	(129)	(40)	(127)
Total EBITDA including noncontrolling interests	$313	$172	$768	$525	$141	$243

Clean Air
Three-months ended: Clean Air EBITDA including noncontrolling interests increased $25 million as compared to the three months ended September 30, 2018. The increase is primarily attributable to lower selling, general, and administrative costs and improved operating efficiencies.

Nine-months ended: Clean Air EBITDA including noncontrolling interests increased $9 million as compared to the nine months ended September 30, 2018. The increase is primarily attributable to lower selling, general, and administrative costs, partially offset by net unfavorable operating performance, incremental costs for process harmonization, higher restructuring costs, and unfavorable effects of foreign currency exchange.

Powertrain
Three and Nine-months ended: As a result of the Federal-Mogul Acquisition, Powertrain EBITDA including noncontrolling interests was $90 million and $303 million for the three and nine months ended September 30, 2019, respectively.

Ride Performance
Three-Months ended: Ride Performance EBITDA including noncontrolling interests increased $6 million as compared to the three months ended September 30, 2018. The Acquisitions resulted in a $2 million unfavorable effect on EBITDA including noncontrolling interests, thus resulting in an increase of $7 million without Acquisitions. The increase is primarily attributable to lower one-time selling, general and administrative costs and improved operating performance, partially offset by net unfavorable volume and mix and unfavorable effects of foreign currency. The amounts discussed above include an immaterial $5 million charge related to prior periods recorded in the three months ended September 30, 2019.

Nine-Months ended: Ride Performance EBITDA including noncontrolling interests decreased $57 million as compared to the nine months ended September 30, 2018. While the Acquisitions contributed $15 million of additional EBITDA including non controlling interests, this increase is more than offset by a goodwill impairment charge of $69 million taken in the nine months ended September 30, 2019 as a result of an operating segment reorganization. Also contributing to the decrease in EBITDA including non controlling interests was unfavorable operating performance and the unfavorable effects of foreign currency, which were partially offset by net favorable volume and mix and lower selling, general and administrative costs. The amounts discussed above include an immaterial $5 million charge related to prior periods recorded in the nine months ended September 30, 2019.

Motorparts
Three-months ended: Motorparts EBITDA including noncontrolling interests increased $60 million compared to the three months ended September 30, 2018. The Federal-Mogul Acquisition contributed $71 million of EBITDA including non controlling interests to the third quarter 2019 results. The increase in EBITDA including non controlling interestes attributable to the acquisition was offset primarily by a charge to impair the carrying value of assets held for sale, an unfavorable warranty charge, incremental purchase accounting charges, unfavorable operating performance, and net unfavorable volume and mix.

Nine-months ended: Motorparts EBITDA including noncontrolling interests increased $115 million as compared to the nine months ended September 30, 2018. The Federal-Mogul Acquisition contributed $213 million of EBITDA including non controlling interests to the results for the nine months ended September 30, 2019. The increase in EBITDA including non controlling interests attributable to the acquisition was offset primarily by purchase accounting charges, unfavorable performance, net unfavorable volume and mix, incremental costs associated with a warranty charge, and costs associated with process harmonization.

Corporate
Three-months ended: Corporate negative EBITDA including noncontrolling interests increased $40 million as compared to the three months ended September 30, 2018. The increase is primarily attributable to higher acquisition and separation costs and higher corporate costs post Federal-Mogul Acquisition, offset by lower selling, general, and administrative costs.

Nine-months ended: Corporate negative EBITDA including noncontrolling interests increased $127 million as compared to the nine months ended September 30, 2018. The increase is primarily attributable to higher acquisition and separation costs and higher corporate costs post Federal-Mogul Acquisition, offset by lower selling, general, and administrative costs.

The EBITDA including noncontrolling interests results shown in the preceding table include the following items, certain of which may have an effect on the comparability of EBITDA including noncontrolling interests results between periods (amounts in millions):

	Reportable Segments
	Clean Air	Powertrain	Ride Performance	Motorparts	Total	Corporate	Reclass & Elims	Total
Three Months Ended September 30, 2019
Costs to achieve synergies (1)
Restructuring related to synergy initiatives	$4	$—	$—	$2	$6	$1	$—	$7
Other cost to achieve synergies	—	—	—	—	—	—	—	—
Total costs to achieve synergies	4	—	—	2	6	1	—	7

Restructuring and related expenses
Other restructuring charges and costs (2)	2	11	15	—	28	—	—	28
Impairment of assets held for sale	—	—	—	8	8	—	—	8
Total restructuring and related expenses	2	11	15	8	36	—	—	36

Cost reduction initiatives (3)	—	—	—	—	—	6	—	6
Acquisition and expected separation costs(4)	—	—	—	—	—	30	—	30
Purchase accounting adjustments (5)	—	8	(1)	4	11	—	—	11
Brazil tax credit (6)	(9)	—	(6)	(7)	(22)	—	—	(22)
Antitrust reserve change in estimate (7)	(9)	—	—	—	(9)	—	—	(9)
Out of period adjustment (8)	—	—	5	—	5	—	—	5
Warranty charge (9)	—	—	—	1	1	—	—	1
Goodwill impairment charge (10)	—	—	9	—	9	—	—	9
Total adjustments	$(12)	$19	$22	$8	$37	$37	$—	$74

	Reportable Segments
	Clean Air	Powertrain	Ride Performance	Motorparts	Total	Corporate	Reclass & Elims	Total
Three Months Ended September 30, 2018
Costs to achieve synergies (1)
Restructuring related to synergy initiatives	$—	$—	$—	$—	$—	$1	$—	$1
Other cost to achieve synergies	—	—	1	—	1	—	—	1
Total costs to achieve synergies	—	—	1	—	1	1	—	2
Restructuring and related expenses
Other restructuring charges and costs	1	—	10	2	13	—	—	13
Asset impairments	—	—	—	—	—	2	—	2
Total restructuring and related expenses	1	—	10	2	13	2	—	15

Acquisition and expected separation costs(4)		—	—	—	—	12	—	12
Litigation settlement accrual	—	—	9	—	9	1	—	10
Total adjustments	$1	$—	$20	$2	$23	$16	$—	$39

(1) Cost to achieve synergies related to the Acquisitions.
(2) The Ride Performance segment includes other charges of $10 million for the three months ended September 30, 2019.
(3) Costs related to cost reduction initiatives.
(4) Costs related to the Acquisitions and expected separation.
(5) This primarily relates to a non-cash charge to cost of goods sold for the amortization of the inventory fair value step-up recorded as part of the Acquisitions.

(6) Recovery of value-added tax in a foreign jurisdiction.
(7) Reduction in estimated antitrust accrual.
(8) Inventory losses attributable to prior periods.
(9) Charge related to warranty. Although we regularly incur warranty costs, this specific charge is of an unusual nature in the period incurred.
(10) Post segment reorganization impairment of goodwill.

	Reportable Segments
	Clean Air	Powertrain	Ride Performance	Motorparts	Total	Corporate	Reclass & Elims	Total
Nine Months Ended September 30, 2019
Costs to achieve synergies (1)
Restructuring related to synergy initiatives	$5	$1	$2	$9	$17	$1	$—	$18
Other cost to achieve synergies	—	1	—	—	1	2	—	3
Total costs to achieve synergies	5	2	2	9	18	3	—	21

Restructuring and related expenses
Other restructuring charges and costs (2)	20	28	48	3	99	1	—	100
Asset impairments	1	—	—	1	2	—	—	2
Impairment of assets held for sale	—	—	—	8	8	—	—	8
Total restructuring and related expenses	21	28	48	12	109	1	—	110

Cost reduction initiatives (3)	—	—	—	—	—	16	—	16
Acquisition and expected separation costs(4)	—	—	—	1	1	96	—	97
Purchase accounting adjustments (5)	—	10	4	41	55	—	—	55
Brazil tax credit (6)	(9)	—	(6)	(7)	(22)	—	—	(22)
Antitrust reserve change in estimate (7)	(9)	—	—	—	(9)	—	—	(9)
Out of period adjustment (8)	—	—	5	—	5	—	—	5
Process harmonization(9)	5	—	—	5	10	—	—	10
Warranty charge (10)	—	—	—	8	8	—	—	8
Goodwill impairment charge (11)	—	—	69	—	69	—	—	69
Total adjustments	$13	$40	$122	$69	$244	$116	$—	$360

	Reportable Segments
	Clean Air	Powertrain	Ride Performance	Motorparts	Total	Corporate	Reclass & Elims	Total
Nine months ended September 30, 2018
Costs to achieve synergies (1)
Restructuring related to synergy initiatives	$6	$—	$—	$—	$6	$3	$—	$9
Other cost to achieve synergies	—	—	1	1	2	—	—	2
Total costs to achieve synergies	6	—	1	1	8	3	—	11
Restructuring and related expenses
Other restructuring charges and costs	13	—	27	6	46	—	—	46
Asset impairments	—	—	—	—	—	2	—	2
Total restructuring and related expenses	13	—	27	6	46	2	—	48

Cost reduction initiatives (3)	—	—	10	—	10	—	—	10
Acquisition and expected separation costs(4)	—	—	—	—	—	43	—	43
Litigation settlement accrual	—	—	9	—	9	1	—	10
Warranty charge (10)	—	—	5	.	5	—	—	5
Environmental charge (12)	—	—	—	—	—	4	—	4
Total adjustments	$19	$—	$52	$7	$78	$53	$—	$131

(1) Cost to achieve synergies related to the Acquisitions.
(2) The Ride Performance segment includes $30 million of other charges for the nine months ended September 30, 2019.
(3) Costs related to cost reduction initiatives.
(4) Costs related to the Acquisitions and expected separation.
(5) This primarily relates to a non-cash charge to cost of goods sold for the amortization of the inventory fair value step-up recorded as part of the Acquisitions.
(6) Recovery of value-added tax in a foreign jurisdiction.

(7) Reduction in estimated antitrust accrual.
(8) Inventory losses attributable to prior periods.
(9) Change due to process harmonization.
(10) Charge related to warranty. Although we regularly incur warranty costs, this specific charge is of an unusual nature in the period incurred.
(11) Post segment reorganization impairment of goodwill.
(12) Environmental charge related to an acquired site whereby an indemnification reverted back to the Company resulting from a 2009 bankruptcy filing of Mark IV Industries.

Liquidity and Capital Resources

Liquidity and Financing Arrangements
The table below shows our borrowing capacity on credit facilities as of September 30, 2019 (amounts in billions):

	Credit Facilities as of September 30, 2019
	Term	Available(b)
Tenneco Inc. revolving credit facility (a)	2023	$1.3
Tenneco Inc. Term Loan A	2023	—
Tenneco Inc. Term Loan B	2025	—
Subsidiaries’ credit agreements	2020 - 2028	0.1
		$1.4

(a)	We are required to pay commitment fees under the revolving credit facility on the unused portion of the total commitment.

(b)	Letters of credit reduce the available borrowings under the revolving credit facility. As of September 30, 2019, the revolving credit facility had $20 million in letters of credit outstanding.

In addition, we had cash and cash equivalents of $389 million and $697 million as of September 30, 2019 and December 31, 2018.

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

The financial ratios required under the New Credit Facility and the actual ratios we calculated as of September 30, 2019 for the third quarter of 2019, are as follows: leverage ratio of 3.27 actual versus 4.00 (maximum) required; and interest coverage ratio of 6.00 actual versus 2.75 (minimum) required.

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

As of September 30, 2019, we were in compliance with all of our financial covenants.

Accounts Receivable Securitization and Factoring
On-Balance Sheet Arrangements — We have securitization programs for some of our accounts receivable, with limited recourse provisions. Borrowings on these securitization programs, which are recorded in short-term debt, at September 30, 2019 and December 31, 2018 are as follows (amounts in millions):

	September 30, 2019	December 31, 2018
Borrowings on securitization programs	$3	$6

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

The amounts outstanding for these factoring and drafting arrangements as of September 30, 2019 and December 31, 2018 are as follows (amounts in billions):

	September 30, 2019	December 31, 2018
Accounts receivable outstanding and derecognized	$1.1	$1.0

The deferred purchase price receivable as of September 30, 2019 and December 31, 2018 is as follows (amounts in millions):

	September 30, 2019	December 31, 2018
Deferred purchase price receivable	$47	$154

Proceeds from the factoring of accounts receivable qualifying as sales are as follows (amounts in billions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Proceeds from factoring qualifying as sales	$1.1	$0.6	$3.6	$2.1

Financing charges associated with the factoring of receivables are as follows (amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Financing charges on sale of receivables(a)	$9	$3	$23	$8
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

Cash Flows
Operating Activities
Operating activities for the nine months ended September 30, 2019 and 2018 were as follows (amounts in millions):

	Nine Months Ended September 30,
	2019	2018
Operational cash flow before changes in operating assets and liabilities	$469	$385

Changes in operating assets and liabilities:
Receivables	(457)	(260)
Inventories	112	(115)
Payables and accrued expenses	99	154
Accrued interest and income taxes	(12)	(5)
Other assets and liabilities	(147)	(122)
Total change in operating assets and liabilities	(405)	(348)
Net cash provided (used) by operating activities	$64	$37

Cash provided by operations for the nine months ended September 30, 2019 was $64 million, an increase of $27 million compared to the nine months ended September 30, 2018. The net increase was primarily the result of:

•	cash flows provided by the operations of the Federal-Mogul Acquisition, of approximately $32 million; and

•	a net decrease of $5 million due to unfavorable changes in working capital items and performance (excluding the Federal-Mogul Acquisition).

Investing Activities
Investing activities for the nine months ended September 30, 2019 and 2018 were as follows (amounts in millions):

	Nine Months Ended September 30,
	2019	2018
Proceeds from sale of assets	$8	$6
Net proceeds from sale of business	22	—
Cash payments for property, plant, and equipment	(541)	(255)
Acquisition of business, net of cash acquired	(158)	—
Proceeds from deferred purchase price of factored receivables	203	102
Other	—	(2)
Net cash used by investing activities	$(466)	$(149)

Cash used by investing activities for the nine months ended September 30, 2019 included cash paid for the Öhlins Acquisition of $158 million and proceeds from the sale of the wipers business of $22 million, included in our Motorparts segment. See Note 3, Acquisitions and Divestitures for additional details. In addition, there was an increase in proceeds from deferred purchase price of factored receivables of $101 million, primarily attributable to the Federal-Mogul Acquisition.

Cash payments for property, plant, and equipment were $541 million and $255 million for the nine months ended September 30, 2019 and 2018. The increase is primarily attributable to the Federal-Mogul Acquisition. These cash payments were primarily related to capital expenditures to invest in new facilities, upgrade existing products, continue new product launches, and infrastructure and equipment at our facilities to support our manufacturing, distribution, and cost reduction efforts, as well as software-related expenditures.

Financing Activities
Financing activities for the nine months ended September 30, 2019 and 2018 were as follows (amounts in millions):

	Nine Months Ended September 30,
	2019	2018
Proceeds from term loans and notes	$171	$12
Repayments of term loans and notes	(278)	(35)
Borrowings on revolving lines of credit	6,804	4,051
Payments on revolving lines of credit	(6,548)	(4,074)
Issuance (repurchase) of common shares	(2)	(2)
Cash dividends	(20)	(39)
Purchase of common stock under the share repurchase program	—	—
Net increase (decrease) in bank overdrafts	(12)	(5)
Net increase (decrease) in short-term borrowings secured by accounts receivable	(3)	150
Other	1	(2)
Distributions to noncontrolling interest partners	(20)	(44)
Net cash provided (used) by financing activities	$93	$12

Cash flow provided by financing activities was $93 million for the nine months ended September 30, 2019. This included net repayments on term loans of $107 million and net borrowings on revolving lines of credit of $256 million.

Cash flow provided by financing activities was $12 million for the nine months ended September 30, 2018. This included net repayments on term loans of $23 million, net repayments on revolving lines of credit of $23 million, and $150 million in borrowings on accounts receivable securitization programs.

Dividends on Common Stock
We suspended the quarterly dividend in the second quarter of 2019. For the nine months ended September 30, 2019, a dividend of $0.25 per share was paid, or $20 million in the aggregate. This was a decrease of $19 million as compared to the nine months ended September 30, 2018, due to the suspension of the dividend program in the second quarter 2019.

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

Foreign Currency Forward Contracts — We enter into foreign currency forward purchase and sale contracts to mitigate our exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables. In managing our foreign currency exposures, we identify and aggregates existing offsetting positions and then hedge residual exposures through third-party derivative contracts. The gain or loss on these contracts is recorded as foreign currency gains (losses) within cost of sales in the condensed consolidated statements of income (loss). The fair value of foreign currency forward contracts are recorded in "Prepayments and other current assets" or "Accrued expenses and other current liabilities" in the condensed consolidated balance sheets. The fair value of the Company's foreign currency forward contracts was a net asset position of less than $1 million at September 30, 2019 and December 31, 2018.

The following table summarizes by position the notional amounts for foreign currency forward contracts as of September 30, 2019 (all of which mature in 2019):

Notional Amount
Long position	$(47)
Short position	$47

Interest Rate Risk
Our financial instruments that are sensitive to market risk for changes in interest rates are primarily our debt securities. We use our revolving credit facility to finance our short-term and long-term capital requirements. We pay a current market rate of interest on these borrowings. Our long-term capital requirements have been financed with long-term debt with original maturity dates ranging from five to ten years. On September 30, 2019, we had $1.6 billion par value of fixed rate debt and $3.9 billion par value of floating rate debt. Of the fixed rate debt, $452 million is fixed through 2022, $606 million is fixed through 2024, and $500 million is fixed through 2026. We also had $3.9 billion of principal amounts in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources” earlier in this Management’s Discussion and Analysis and Note 10, Debt and Other Financing Arrangements in our condensed consolidated financial statements located in Part I, Item I of this Form 10-Q.

We estimate that the fair value of our long-term debt at September 30, 2019 was about 96% percent of its book value. A one percentage point increase or decrease in interest rates related to our variable interest rate debt would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $40 million.

Equity Prices
We also utilize an equity swap arrangement to offset changes in liabilities related to the equity market risks of our arrangements for deferred compensation and restricted stock unit awards. Gain or losses from changes in fair value of these equity swaps are generally offset by the losses or gains on the related liabilities. In May 2019, we entered into an amended and restated equity swap agreement with a financial institution. We selectively use cash-settled share swaps to reduce market risk associated with our deferred liabilities. These equity compensation liabilities increase as our stock price increases and decrease as our stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing us to fix a portion of the liabilities at a stated amount. As of September 30, 2019, we had hedged the deferred liability related to approximately 600,000 common share equivalents.

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

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
Note 13, Commitments and Contingencies, in our condensed consolidated financial statements located in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.
ITEM 1A.RISK FACTORS
We are exposed to certain risks and uncertainties that could have a material adverse effect on our business, financial condition and operating results. Except as set forth below, there have been no material changes to the Risk Factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The risks described herein or in our Annual Report on Form 10-K are not the only risks facing us. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor to assess the effect such risk factors might have on our business, financial condition and operating results, or the extent to which any such risk factor or combination of risk factors may affect our business, financial condition and operating results.

Our business could be adversely affected by labor disruptions in the United States or internationally .
In addition to the risk of a work stoppage at one of our facilities, labor disruptions at other domestic or international companies may have an adverse effect on us. In the United States, substantially all of the hourly employees of General Motors, Ford and Fiat Chrysler Automobiles in North America and many of their other suppliers are represented by The International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) under collective bargaining agreements. Internationally, certain vehicle manufacturers, their suppliers and their respective employees are also subject to labor agreements. In September 2019, General Motors hourly workers represented by the UAW went on strike, which has affected the volumes at certain of our North American plants in the third quarter. Although the strike was resolved on October 25, 2019, the strike will affect volumes in the fourth quarter as well. A work stoppage or strike at one of our production facilities, at those of a customer, or affecting a supplier of ours or any of our customers, either domestically or internationally, could have an adverse effect on us by disrupting demand for our products or our ability to manufacture our products.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) Not applicable.
(c) Purchase of equity securities by the issuer and affiliated purchasers. The following table provides information relating to our purchase of shares of our common stock in the third quarter of 2019. These purchases reflect shares withheld upon vesting of restricted stock for tax withholding obligations. We generally intend to continue to satisfy tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares.
In February 2017, our Board of Directors authorized the repurchase of up to $400 million of our then outstanding common stock over the next three years, including $112 million that remained authorized under earlier repurchase programs. We generally acquire the shares through open market or privately negotiated transactions and have historically used cash from operations. The repurchase program does not obligate us to repurchase shares within any specific time. We did not repurchase any shares through this program in the nine months ended September 30, 2019.

Period	Total Number of Shares Purchased (1)	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares That May Yet be Purchased Under These Plans or Programs (Millions)
July 2019	—	$—	—	$231
August 2019	—	—	—	231
September 2019	—	—	—	231
Total	—	$—	—	$231

(1)	Shares withheld upon vesting of restricted stock and share settled restricted stock units in the third quarter of 2019.

ITEM 6.EXHIBITS
INDEX TO EXHIBITS
TO
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2019

Exhibit Number		Description

*31.1	—	Certification of Brian J. Kesseler under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Roger J. Wood under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.3	—	Certification of Jason M. Hollar under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of Brian J. Kesseler, Roger J. Wood and Jason M. Hollar under Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	—	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	—	Inline XBRL Taxonomy Extension Schema Document.

*101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

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

Dated: November 5, 2019