Form 10-K
period 2019-12-31
TENNECO INC
filed 2020-03-02
CIK 1024725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-12387
TENNECO INC.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of
incorporation or organization)

500 North Field Drive
Lake Forest, IL
(Address of principal executive offices)

76-0515284
(I.R.S. Employer
Identification No.)

60045
(Zip Code)
Registrant’s telephone number, including area code:      (847) 482-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each Exchange on which registered
Class A Voting Common Stock, par value $.01 per share	TEN	New York Stock Exchange
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑      No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☑      No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐      No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2019, computed by reference to the price at which the registrant's common stock was last sold on the New York Stock Exchange on June 28, 2019, was approximately $0.9 billion.
The number of shares of Class A Voting Common Stock, par value $0.01 per share: 57,412,301 shares outstanding as of February 27, 2020. The number of shares of Class B Non-Voting Common Stock, par value $0.01 per share: 23,793,669 shares outstanding as of February 27, 2020.
Documents Incorporated by Reference:

Document	Part of the Form 10-K into which incorporated
Portions of Tenneco Inc.’s Definitive Proxy Statement for the Annual Meeting of Stockholders	Part III

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

•
our ability to successfully execute cost reduction and other performance improvement plans, including our accelerated performance improvement plan (“Accelerate”), and to realize the anticipated benefits from these plans;

•	our ability to source and procure needed materials, components and other products, and services in accordance with customer demand and at competitive prices;

•
the cost and outcome of existing and any future claims, legal proceedings or investigations, including, but not limited to, any of the foregoing arising in connection with the ongoing global antitrust investigation, product performance, product safety or intellectual property rights;

•
changes in consumer demand for our original equipment (“OE”) products or aftermarket products, prices and our ability to have our products included on top selling vehicles, including any shifts in consumer preferences away from historically higher margin products for our customers and us, to other lower margin vehicles, for which we may or may not have supply arrangements;

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

•
our dependence on certain large customers, including the loss of any of our large OE manufacturer customers (on whom we depend for a significant portion of our revenues), or the loss of market shares by these customers if we are unable to achieve increased sales to other OE-customers or any change in customer demand due to delays in the adoption or enforcement of worldwide emissions regulations;

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

•
risks inherent in operating a multi-national company, including economic conditions, such as currency exchange and inflation rates, political conditions in the countries where we operate or sell our products, adverse changes in trade agreements, tariffs, immigration policies, political instability, tax and other laws, and potential disruptions of production and supply;

•	increasing competition from lower cost, private-label products;

•	damage to the reputation of one or more of our leading brands;

•	the impact of improvements in automotive parts on aftermarket demand for some of our products;

•	industry-wide strikes, labor disruptions at our facilities or any labor or other economic disruptions at any of our significant customers or suppliers or any of our customers’ other suppliers;

•	developments relating to our intellectual property, including our ability to changes in technology;

•	costs related to product warranties and other customer satisfaction actions;

•
the failure or breach of our information technology systems, including the consequences of any misappropriation, exposure or corruption of sensitive information stored on such systems and the interruption to our business that such failure or breach may cause;

•	the impact of consolidation among vehicle parts suppliers and customers on our ability to compete in the highly competitive automotive and commercial vehicle supplier industry;

•	changes in distribution channels or competitive conditions in the markets and countries where we operate;

•	the evolution towards autonomous vehicles, and car and ride sharing;

•	customer acceptance of new products;

•	our ability to successfully integrate, and benefit from, any acquisitions we complete;

•	our ability to effectively manage our joint ventures and other third-party relationships;

•	the potential impairment in the carrying value of our long-lived assets, goodwill, and other intangible assets or the inability to fully realize our deferred tax assets;

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

•	changes by the Financial Accounting Standards Board (“FASB”) or the Securities and Exchange Commission (“SEC”) of generally accepted accounting principles or other authoritative guidance;

•	changes in accounting estimates and assumptions, including changes based on additional information;

•
any changes by the International Organization for Standardization (“ISO”) or other such committees in their certification protocols for processes and products, which may have the effect of delaying or hindering our ability to bring new products to market;

•
the impact of the extensive, increasing, and changing laws and regulations to which we are subject, including environmental laws and regulations, which may result in our incurrence of environmental liabilities in excess of the amount reserved or increased costs or loss of revenues relating to products subject to changing regulation;

•	potential volatility in our effective tax rate;

•
disasters, local and global public health emergencies or other catastrophic events, such as fires, earthquakes and flooding, pandemics or epidemics, where we or other customers do business and any resultant disruptions in the supply or production of goods or services to us or by us in demand by our customers or in the operation of our system, disaster recovery capabilities or business continuity capabilities;

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

In addition, this report includes forward-looking statements regarding the Company’s ongoing review of strategic alternatives and the planned separation of the Company into a powertrain technology company and an aftermarket and ride performance company. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include:

•	the ability to identify and consummate strategic alternatives that yield additional value for shareholders;

•	the timing, benefits and outcome of the Company’s strategic review process;

•	the structure, terms and specific risk and uncertainties associated with any potential strategic alternative;

•	potential disruptions in our business and stock price as a result of our exploration, review and pursuit of any strategic alternatives;

•
the risk the Company may not complete a separation of its powertrain technology business and its aftermarket and ride performance business (or achieve some or all of the anticipated benefits of the separation);

•	the risk the combined company and each separate company following the separation will underperform relative to our expectations;

•	the ongoing transaction costs and risk we may incur greater costs following separation of the business;

•	the risk the spin-off is determined to be a taxable transaction;

•	the risk the benefits of the separation may not be fully realized or may take longer to realize than expected;

•	the risk the separation may not advance our business strategy; and

•
the risk the transaction may have an adverse effect on existing arrangements with us, including those related to transition, manufacturing and supply services and tax matters; our ability to retain and hire key personnel; or our ability to maintain relationships with customers, suppliers or other business partners.

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

FORM 10-K

PART I
ITEM 1.BUSINESS.

TENNECO INC.
General
Our company, Tenneco Inc., designs, manufactures, markets, and sells products and services for light vehicle, commercial truck, off-highway, industrial, and aftermarket customers. We are one of the world's leading manufacturers of innovative clean air, powertrain and ride performance products and systems, and serve both original equipment manufacturers (“OEM”) and replacement markets worldwide. As used herein, the term “Tenneco,” “we,” “us,” “our,” or the “Company” refers to Tenneco Inc. and its consolidated subsidiaries.

We were incorporated in Delaware in 1996. In 2005, we changed our name from Tenneco Automotive Inc. to Tenneco Inc. The name Tenneco better represents the expanding number of markets we serve. Our Class A Voting Common Stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “TEN.”

On October 1, 2018, we completed the acquisition of Federal-Mogul LLC (“Federal-Mogul”, the “Federal-Mogul Acquisition”), a global supplier of technology and innovation in vehicle and industrial products for fuel economy, emissions reductions, and safety systems. Federal-Mogul serves the world’s foremost OEM and servicers (“OES”, and together with OEM, “OE”) of automotive, light, medium and heavy-duty commercial vehicles, off road, agricultural, marine, rail, aerospace, and power generation and industrial equipment, as well as the worldwide aftermarket. The purchase price was $3.7 billion.

Following the closing of the Federal-Mogul Acquisition, we agreed to use our reasonable best efforts to pursue the separation of the combined company. As such, we previously announced our intention to separate our businesses through a spin-off transaction to form two new, independent, publicly traded companies, a new Powertrain Technology company (“New Tenneco”) and an Aftermarket and Ride Performance company (“DRiV”). Current end-market conditions are affecting our ability to complete a separation within our previously announced timeline and we expect these trends will continue throughout this year. During 2020, we will be focused on the execution of our accelerated performance improvement plan (“Accelerate”) to facilitate the expected separation of New Tenneco and DRiV. The Accelerate program is focused on achieving additional cost savings, improving capital efficiency, and reducing leverage. We have made significant progress to facilitate the planned separation of the DRiV business and have completed all necessary system and process components required for New Tenneco and DRiV to operate independently. In this respect, we are ready to separate the businesses as soon as favorable conditions are present. In order to facilitate the separation, we continue to evaluate multiple strategic alternatives, as well as options to deleverage and mitigate the ongoing effect of challenging market conditions.

The New Tenneco business consists of two existing operating segments, Clean Air and Powertrain:

•
The Clean Air segment designs, manufactures and distributes a variety of products and systems designed to reduce pollution and optimize engine performance, acoustic tuning and weight on a vehicle for OEMs; and

•	The Powertrain segment focuses on original equipment powertrain products for automotive, heavy duty, and industrial applications.

In preparation for the separation, in the first quarter of 2019, we began to manage and report our DRiV business through two new operating segments as compared to the three operating segments we had previously reported. The DRiV operating segments are Motorparts and Ride Performance. The new Motorparts operating segment consists of the previously reported Aftermarket operating segment as well as the aftermarket portion of the previously reported Motorparts operating segment. The Ride Performance operating segment consists of the previously reported Ride Performance operating segment as well as the OE Braking business that was included in the previously reported Motorparts operating segment:

•
The Motorparts segment designs, manufactures, markets and distributes a broad portfolio of brand-name products in the global vehicle aftermarket within seven product categories including shocks and struts, steering and suspension, braking, sealing, engine, emissions, and maintenance; and

•
The Ride Performance segment designs, manufactures, markets, and distributes a variety of ride performance solutions and systems to a global OE customer base, including noise, vibration, and harshness performance materials, advanced suspension technologies, ride control, and braking.

On January 10, 2019, we completed the acquisition of a 90.5% ownership interest in Öhlins Intressenter AB (the “Öhlins Acquisition”), a Swedish technology company that develops premium suspension systems and components for the automotive and motorsport industries, which is part of our Ride Performance operating segment. The purchase price was $162 million.

Our Internet address is www.tenneco.com. We make our proxy statements, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as filed with or furnished to the Securities and

Exchange Commission (“SEC”), available free of charge on our Internet website as soon as reasonably practicable after submission to the SEC. Securities ownership reports on Forms 3, 4 and 5 are also available free of charge on our website as soon as reasonably practicable after submission to the SEC. The contents of our website are not, however, a part of this report.

Available Information
Our Audit Committee, Compensation Committee, and Nominating and Governance Committee Charters, Corporate Governance Principles, Stock Ownership Guidelines, Audit Committee policy regarding accounting complaints, Code of Ethical Conduct for Financial Managers, Code of Conduct, Policy and Procedures for Transactions with Related Persons, Equity Award Policy, Clawback Policy, Insider Trading Policy, policy for communicating with the Board of Directors, and Audit Committee policy regarding the pre-approval of audit, non-audit, tax and other services are available free of charge on our website at www.tenneco.com. In addition, we will make a copy of any of these documents available to any person, without charge, upon written request to Tenneco Inc., 500 North Field Drive, Lake Forest, Illinois 60045, Attn: General Counsel. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K and applicable NYSE rules regarding amendments to, or waivers of, our Code of Ethical Conduct for Financial Managers and Code of Conduct by posting this information on our website at www.tenneco.com.

DESCRIPTION OF OUR BUSINESS

We design, manufacture, market, and sell innovative products and services for light vehicle, commercial truck, off-highway, industrial and aftermarket customers. We serve both original equipment (OE) manufacturers and replacement markets worldwide. Our portfolio of the industry’s most well-respected, enduring brands includes Monroe®, Champion®, Öhlins®, MOOG®, Walker®, Fel-Pro®, Wagner®, Ferodo®, Rancho®, Thrush®, National®, and Sealed Power®, among others. We seek to leverage our OE product engineering and development capability, manufacturing know-how, and expertise in managing a broad and deep range of replacement parts to service the aftermarket. We effectively manage the life cycle of a broad range of products to a diverse customer base.

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

Our Industry
The parts industry for vehicles and engines is generally separated into two categories, both of which we operate within: (1) OE parts that are sold in large quantities directly for use by manufacturers of light vehicles, commercial vehicles, and other mobility markets, and (2) “aftermarket” or replacement parts that are sold in varying quantities to wholesalers, retailers, and installers. Light vehicles are comprised of passenger cars and light trucks, which include sport-utility vehicles (“SUVs”), crossover vehicles (“CUVs”), pick-up trucks, vans, and multi-purpose passenger vehicles. Commercial vehicles include commercial trucks, off-highway and industrial equipment, and two-wheel and motorsports.

Global OE Industry
Products for the global OE industry are sold directly to OE manufacturers that use these parts, which include components, systems, subsystems, and modules, in the manufacture of new light vehicles, commercial vehicles, rail, two-wheeler, and motorsports. Demand for component parts in the OE market is generally a function of the number of new vehicles/engines produced, which is driven by macroeconomic conditions and other factors such as fuel prices, consumer confidence, employment trends, regulatory requirements, and trade agreements. Although OE demand is tied to planned vehicle production, parts suppliers also have the opportunity to grow revenues by increasing their product content per vehicle. Companies, like us, with a global presence, leading technology and innovation, and advanced product, engineering, manufacturing, and customer support capabilities are best positioned to take advantage of these opportunities.

Key Industry Trends Affecting the Global OE Industry

Global Vehicle Sales and Production
Our business is directly affected by automotive sales and automotive vehicle production levels. Both of these depend on a number of factors, including global and regional economic conditions and policies. There have been periods of increased market volatility and uncertainty in the level of economic growth in China, which has resulted in periods of lower automotive production growth rates than previously experienced. Despite these declines, and the recent moderations in the level of economic growth in China, rising income levels in China are expected to result in stronger growth rates over the long-term.

We have a strong local presence in China, including a manufacturing base and well-established customer relationships. Each of our business segments have operations and sales in China. Our business in China remains sensitive to economic and market conditions, and may be affected if the pace of growth slows in China or if there are reductions in vehicle demand in China. However, we continue to believe there is long-term growth potential in this market based on increasing long-term automotive and vehicle content demand.

Advanced Suspension, Autonomous Driving, and Shared Mobility
There is a growing demand for autonomy and new mobility services. A number of trends are driving “Auto 2.0,” defined as the transformation of cars into hybrid systems, fully-electric and autonomous vehicles, the consumer shift from individual car ownership to ride-sharing, and multi-modal forms of mobility.

We expect higher levels of autonomy will drive increased passenger expectations for a comfortable ride, which, in turn, will create additional content opportunities per vehicle and heighten demand for advanced suspension technology products, including full-corner/around-the-wheel intelligent suspension systems and broader motion management solutions. Advanced suspension technology is expected to grow with adoption led by existing and emerging global OE manufacturers. Increased connectivity also presents additional prospects for active suspension systems, predictive vehicle diagnostics, and system-based integration within the vehicle as well as broader vehicle to everything (“V2X”) communications. The addition of Öhlins to the portfolio is expected to accelerate the development of advanced suspension technology solutions, while also fast-tracking time to market. It will also enhance our portfolio in broader mobility markets through the addition of Öhlins’ range of premium OE and aftermarket automotive and motorsports performance products.

Shared mobility describes a range of transportation options that involve the shared use of a vehicle, motorcycle, scooter, bicycle or other means of travel; it provides users with short-term access to transportation on an as-needed basis. Shared mobility may reduce vehicle volumes in established markets, but it also provides an opportunity for us to develop higher-mileage, durable solutions to meet the needs of new mobility fleets, as well as aftermarket replacement solutions and services. Additionally, ride comfort and durability will become important differentiators as consumers increasingly take advantage of the sharing economy.

Increasing Technologically Sophisticated Content and Vehicle Complexity
As end users and consumers continue to demand vehicles with improved performance, safety and functionality at competitive prices, the components and systems in these vehicles are becoming technologically more advanced and sophisticated. Mechanical functions are being replaced with electronics and mechanical and electronic devices are being integrated into single systems.

Focus on Fuel Efficiency Improvements and Powertrain Evolution
Continued focus on environmental sustainability by consumers and governments worldwide is increasing the expectations for the auto industry to develop more fuel-efficient solutions. Evolution of alternative powertrain technology, including the increased adoption of hybrid and fully electric powertrains, will also create further opportunities for increased ride performance and noise, vibration, and harshness (“NVH”) capabilities, as consumers look for smoother, quieter, and more efficient rides. Engine downsizing and hybridization will lead to a proliferation of NVH requirements per platform as road noise and other NVH properties that were once masked by engine noise become more apparent to consumers. Furthermore, fully electric vehicles (“EVs”) will likely have a suite of fundamentally different NVH, braking, and ride performance requirements. Our capabilities in the suspension, braking, and NVH performance materials categories provide the opportunity to develop solutions that maximize driving comfort, ride performance, and motion management for consumers worldwide in the increasing hybridization and electrification of the global vehicle fleet.

The products our clean air segment provides reduce the tailpipe emissions of criteria pollutants. In addition, regulations have been adopted to regulate greenhouse gas emissions of carbon dioxide. Reducing carbon-dioxide (“CO2”) emissions requires improving fuel economy; as a result, improved combustion efficiency and reduction of vehicle mass have become priorities. As a leading supplier of clean air systems with strong technical capabilities, we believe we are well positioned to benefit from the more rigorous environmental standards being adopted around the world.

The demand for smaller but more powerful engines requires more technology per engine to withstand the higher output requirements and reduce friction, which we estimate will result in an increase in content per engine for our powertrain business. With a global manufacturing presence, we believe we are well-positioned to meet expectations of our global customers. For the foreseeable future, it is expected that gasoline and diesel engines will remain the dominant powertrain for cars (including hybrids), heavy-duty, and industrial applications. We are equally capable of providing components for both gasoline and diesel engines.

Enhanced Vehicle Safety and Handling
To serve the needs of their customers and meet government mandates, OE manufacturers are seeking parts suppliers that invest in new technologies, capabilities and products that advance vehicle safety and handling, such as roll-over protection systems, advanced suspension technologies, and safer, more durable materials. Suppliers, like us, that are able to offer such innovative products and technologies have a distinct competitive advantage. We offer adjustable and adaptive damping as well as semi-active suspension systems designed to improve vehicle stability, handling, and control.

We also are a global leader in the development of leading friction formulas that improve vehicle stopping distances and performance. As the commercial truck customers migrate to air disc brake systems, we remain at the forefront of providing the brake friction necessary for these new systems.

Many of our aftermarket products directly affect vehicle performance. Product quality, reliability, and consistency are paramount to our end-customers, the majority of whom are professional service technicians. Our engineering expertise and product capabilities from chassis to braking allow us to provide around-the-wheel offering. Additionally, we have a number of braking products including disc pads for passenger cars, motorcycles and commercial vehicles; drum brake shoes and linings for commercial vehicles; and brake accessories including rotors, drums, hydraulics, hardware, and brake fluid.

Sourcing by OE Manufacturers and Component Part Number Proliferation
As OE manufacturers expand their reach, many are looking for suppliers with a global footprint and the capability to supply them with full system integration and solutions, rather than individual standalone products.

Because of these trends, OE manufacturers are increasingly seeking suppliers capable of supporting vehicle platforms on a global basis. They want suppliers like us with design, production, engineering and logistics capabilities that can be accessed not just in North America and Europe but also in emerging markets such as India and China. OE manufacturers have standardized on global platforms, designing basic mechanical structures suitable for a number of similar vehicle models and are able to accommodate different features across regions. This standardization will drive growth in production of light vehicles designed on global platforms. Accordingly, global platforms, identified as platforms produced in more than one region, are expected to grow. While the overall number of vehicle platforms will consolidate and decrease, the component level complexity to meet the diversified consumer and regulatory requirements around the world is expected to cause component part number proliferation.

As new and existing OE manufacturers look to simplify and streamline design, they are also increasingly selecting suppliers like us that provide fully-engineered, integrated systems, and solutions. OE manufacturers have steadily outsourced more of the design and manufacturing of vehicle parts and systems to simplify the assembly process, lower costs, and reduce development times. Furthermore, they have demanded from their parts suppliers fully integrated, functional modules, and systems made possible with the development of advanced electronics in addition to innovative, individual vehicle components, and parts that may not readily interface together.

Global Aftermarket Industry
Products for the global aftermarket are sold directly to a wide range of distributors, retail parts stores, and mass merchants that distribute these products to professional service providers, “do-it-yourself” consumers, and, in some cases, directly to service chains. Demand for aftermarket products historically has been driven by four primary factors:

i.	the number of vehicles in operation (“VIO”);

ii.	the average age of VIO;

iii.	vehicle usage trends; and

iv.	component failure and wear rates.
These factors, while applicable in all regions, vary depending on the composition of VIO and other factors.

Key trends affecting the Global Aftermarket Industry

Growth in the Number of VIO in both Mature and Emerging Markets
The global number of VIO is expected to grow, with the number of VIO in emerging markets such as China expected to increase significantly. The number of VIO in mature markets, such as North America and Europe, is also expected to grow, though at a lesser pace than the emerging markets. We have strong aftermarket positions in North America, Europe, and South America and a growing aftermarket position in Asia. We expect there to be aftermarket growth opportunities in emerging markets such as China and India where the VIO are expected to increase and are investing to position ourselves as a leading aftermarket supplier in these regions. We are leveraging our market-leading capabilities from mature markets and investing to develop the right distributor base, drive brand recognition, increase product coverage, build the supply chain, and promote our experience as an OE-quality supplier.

Increase in the Average Age of Vehicles in Operation
The average age of VIO in North America and Europe has increased significantly this century and is expected to increase further. Increases in the average age of VIO will drive the need for maintenance and repair work, thereby increasing the overall demand for aftermarket replacement parts in North America and Europe. The average age of VIO in China is expected to increase, which we believe will lead to continuing significant growth in the China aftermarket.

Managing Product-line Complexity and Private Labels
We operate in a highly fragmented and dynamic industry and are among the few large, aftermarket-focused suppliers globally. The increasing global vehicle population, brand and vehicle complexity, and need for rapid new part introduction, as well as new distribution channels (including online) continue to drive significant stock keeping unit (“SKU”) proliferation and business complexity. Our recent investments in our supply chain and information technology capabilities are designed to manage this complexity, which we believe will be an important competitive differentiator.

In many of our markets, there has been an increase in private label or store brands sold by retailers and distributors at a lower price point than premium brands of the same products. However, in many cases, retailers or wholesale distributors creating private label brands still rely on established suppliers to design and manufacture their private label products and, in some cases, utilize co-branding to support their private label offerings. We intend to selectively continue to co-brand with private label manufacturers where it can help to strategically grow our branded products portfolio.

We have some of the strongest and most recognized brands in the automotive aftermarket. We will continue to invest in product innovation, marketing, and brand support that differentiates our premium branded products for their quality while also supporting lower priced, mid-grade offerings. Additionally, we will continue to drive productivity and cost reduction efforts and enhance our already strong global sourcing capabilities to remain competitive in each product tier.

Channel Consolidation
In the more mature markets of North America and Europe, there has been increasing consolidation in the aftermarket distribution channel with larger aftermarket distributors and retailers gaining market share. These distributors generally require larger, more capable suppliers that have the ability to provide world-class product expertise, category management capabilities, brand management, and supply chain support, as well as a competitive manufacturing and sourcing network. We have undertaken many initiatives to support the value of our branded products to end-market consumers and diversify our revenue base.

Growth of Online Capabilities and Changing Consumer Decision Making
Reaching end-customers, which include distributors and retailers, technicians, and consumers, directly through online capabilities, including e-commerce, is expected to have an increasing effect on the global aftermarket industry and how aftermarket products are marketed and sold. The establishment of a robust online presence will be critical for suppliers regardless of whether they intend to participate directly in e-commerce. We invested heavily in online initiatives to improve our capabilities and connectivity to our end-customers, including a new online order management system, customer relationship management tools, global brand websites, and data analytics capabilities. We will continue to invest in these competencies.

Additionally, consumers increasingly are utilizing online research prior to making buying or repair decisions. We will continue to expand our online presence in order to connect with our customers and more effectively communicate the value of our premium aftermarket brands.

Importance of Distribution, Speed and Parts Availability
Efficient distribution capabilities are essential as the aftermarket industry works to balance product availability with overall inventory in the ecosystem. Installers expect the right product to be available at the right time and the need for fast, predictable local parts delivery is growing as consumers’ expectations for quick, high quality service increase. In addition, we are seeing the developing aftermarket augment traditional distribution and service models with real-time scheduling through personalized internet applications. We are adjusting our fulfillment models to optimize this complexity and better align and synchronize with our customers and supply base to reduce non-value add steps, time, and distance in our value chain. We are also engaging with key customers to jointly optimize product availability and delivery.

Resilience during Economic Downturn
Aftermarket products are largely stable, non-discretionary, and less susceptible to cyclicality as customers often have no choice but to replace automotive parts that are worn. During the 2008 economic downturn, the number of consumers with the ability to purchase new vehicles declined and led to increased demand for aftermarket parts in order to keep older vehicles road-worthy.

Customers
We strive to develop long-standing business relationships with our customers around the world. We work collaboratively with our OE customers in all stages of production, including design, development, component sourcing, quality assurance, manufacturing, and delivery. For both OE and aftermarket customers, we provide timely delivery of quality products at competitive prices and deliver customer service. With our diverse product mix and numerous facilities in major markets worldwide, we believe we are well positioned to meet customer needs.

Our OE customers consist of automotive and commercial manufacturers as well as agricultural, off-highway, marine, railroad, aerospace, high performance, and power generation and industrial application manufacturers. We have well-established relationships with substantially all major American, European, and Asian automotive OE manufacturers.

The following customers accounted for 10% or more of our net sales in any of the last three years.

Customer	2019	2018	2017
General Motors Company	11%	12%	14%
Ford Motor Company	10%	12%	13%

Our aftermarket customers include independent warehouse distributors that redistribute products to local parts suppliers, distributors, engine rebuilders, retail parts stores, mass merchants, and service chains. The breadth of our product lines, the strength of our leading marketing expertise, a sizable sales force, and supply chain and logistics capabilities are central to our success in the aftermarket. We have a large and diverse aftermarket customer base.

Competition
We operate in highly competitive markets. Customer loyalty is a key element of competition in these markets and is developed through long-standing relationships, customer service, high quality value-added products, and timely delivery. Product pricing and services provided are other important competitive factors.

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

Seasonality
Our businesses are somewhat seasonal. OE production is historically higher in the first half of the year compared to the second half. It typically decreases in the third quarter due to OE plant shutdowns for model changeovers and European holidays, and softens further in the fourth quarter due to reduced production during the end-of-year holiday season in North America and Europe. Shut-down periods in the rest of the world generally vary by country. Our aftermarket operations experience relatively higher demand during the spring as vehicle owners prepare for the summer driving season. While seasonality does affect our business, actual results may vary from the above trends due to global and local economic dynamics, as well as industry-specific platform launches and other production-related events. Aftermarket sales tend not to be as adversely affected during periods of economic downturn, as consumers forgo new vehicle purchases and keep their vehicles longer, thereby increasing demand for repair and maintenance services.

The aftermarket is affected by changes in economic conditions, volatility in fuel prices, and expanding focus on environmental and energy conservation.

Order Fulfillment
For OE customers, we generally receive long-term production contracts for specific products supplied for particular vehicles with target volumes. These supply relationships typically extend over the life of the related vehicle, subject to interim design and technical specification revisions. In addition to customary commercial terms and conditions, long-term production contracts generally provide for annual price adjustments based upon expected productivity improvements, material price variation, and other factors. OE customers typically retain the right to terminate agreements due to changing business conditions, but we generally cannot terminate agreements given development cycles and change costs. OE order fulfillment is typically manufactured in response to customer purchase order releases, as we ship directly from a manufacturing location to a customer for use in vehicle production and assembly. Accordingly, our manufacturing locations turn finished goods inventory relatively quickly, producing from on-hand raw materials and work-in-process inventory within relatively short manufacturing cycles. Risks to us include a change in vehicle production, lower than expected vehicle or engine production by one or more of our OE customers, or termination of the business based upon perceived or actual shortfalls in delivery, quality or value.

For our global aftermarket customers, we generally establish arrangements that encompass substantially all parts offered within a particular product line. In some cases, we will enter into agreements with terms ranging from one to three years that cover one or more product lines. Pricing is market responsive and subject to adjustment based upon competitive pressures, material costs, and other commercial factors. Typical price adjustments occur on an annual basis as part of the product line reviews. Global aftermarket order fulfillment is largely performed from finished goods inventory stocked in our regional distribution centers. Inventory stocking levels in our distribution centers are established based upon historical and anticipated future customer demand, adjusted for lead times, demand variability and target service levels.

Although customer programs typically extend to future periods, and although there is an expectation we will supply certain levels of OE production over such periods, we believe outstanding purchase orders and product line arrangements do not constitute firm orders. Firm orders are limited to specific and authorized customer purchase order releases placed with our manufacturing and distribution centers for actual production and order fulfillment. Firm orders are typically fulfilled as promptly as possible after receipt from the conversion of available raw materials and work-in-process inventory for OE orders and from current on-hand finished goods inventory for aftermarket orders.

Clean Air Segment
Our Clean Air Segment operates 59 clean air manufacturing facilities worldwide, of which 15 facilities are located in North America, 19 in Europe, 2 in South America, and 23 in Asia Pacific. Within these manufacturing facilities in Asia Pacific, we operate 10 joint ventures in which we hold a controlling interest. Clean Air operates 7 engineering and technical facilities.

Clean Air designs, manufactures, markets, and distributes a variety of clean air products and systems. Vehicle emission control products and systems play a critical role in safely conveying noxious exhaust gases away from the passenger compartment and reducing the level of pollutants and engine exhaust noise emitted to acceptable levels. Precise engineering of the exhaust system - which extends from the manifold that connects an engine’s exhaust ports to an exhaust pipe, to the catalytic converter that eliminates pollutants from the exhaust, and to the muffler that modulates noise emissions - leads to a pleasantly tuned engine sound, reduced pollutants, and optimized engine performance.

The following table sets forth a description of the product lines sold by our Clean Air segment:

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

For the catalytic converters, SCR systems, and other substrate-based devices we sell, we need to procure substrates coated with precious metals or purchase the complete systems in the case of catalytic converter systems. We obtain these components and systems from third parties, often at the OE manufacturer's direction, or directly from OE vehicle and engine manufacturers. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on our sales of these products.

Powertrain Segment
Our Powertrain Segment operates 85 manufacturing sites worldwide, of which 23 facilities are located in North America, 34 are located in Europe, 5 are located in South America, and 23 in Asia Pacific, serving a large number of major automotive, heavy-duty, marine, and industrial customers worldwide. Within these manufacturing facilities, we operate 18 joint ventures in which we hold a controlling interest. Powertrain has also invested globally in nonconsolidated affiliates that have multiple manufacturing sites, primarily in China, Turkey, and the United States. Powertrain operates 14 engineering and technical facilities.

Powertrain designs, manufactures, markets, and distributes a variety of powertrain products and systems. Powertrain offers its customers a diverse array of market-leading products for OE applications, including pistons, piston rings, piston pins, cylinder liners, valvetrain products, valve seats and guides, ignition products, dynamic seals, bonded piston seals, combustion and exhaust gaskets, static gaskets and seals, rigid heat shields, engine bearings, industrial bearings, bushings and washers, systems protection sleeves, acoustic shielding, and flexible heat shields.

The following table sets forth a description of the product lines sold by our Powertrain segment:

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

Motorparts Segment
Our Motorparts segment operates 17 manufacturing sites, of which 8 facilities are located in North America, 3 in Europe, 2 in South America, and 4 in Asia Pacific. It also operates 56 distribution centers and warehouses; 5 engineering and technical centers; and 10 technical service centers worldwide. Motorparts shares engineering testing facilities with our Ride Performance segment.

Motorparts designs, manufactures, markets, and distributes leading, brand-name products to a diversified and global aftermarket customer base. Within the business, Motorparts has many of the most recognized brand-name products in the automotive industry, including Monroe®, Champion®, Öhlins®, MOOG®, Walker®, Fel-Pro®, Wagner®, Ferodo®, Rancho®, Thrush®, National®, Sealed Power® and others. We believe our brand equity in the aftermarket is a key asset especially as customers consolidate and distribution channels converge with many of our brands leading their product categories. Our Motorparts products can be classified into two general product groups: chassis solutions products and power tech solutions products.

The following table sets forth a description of the chassis solutions product lines sold by our Motorparts segment:

Product	Description
Shocks and Struts	Shock absorbers, strut assemblies, bare strut, coil springs, top mounts, and ride control accessories.
Steering and Suspension	Control arms, ball joints, tie rod ends, wheel bearings, sway bar links, hub assembly, and universal joints.
Braking	Shoes, pads, rotors, drums, and master cylinders.

The following table sets forth a description of the power tech solutions product lines sold by our Motorparts segment:

Product	Description
Sealing	Head gaskets, valve cover gaskets, oil seals, and other gaskets.
Engine	Pistons, piston ring set, engine bearings, valves, valve-train, camshafts, valve lifters, and oil pumps.
Emissions	Catalytic converters, exhaust manifolds, exhaust pipes, and mufflers.
Maintenance	Spark plugs, air filters, oil filters, cabin air filter, batteries, headlamps, glow plugs, and chemicals.

Ride Performance Segment
Our Ride Performance segment operates 40 ride performance manufacturing facilities worldwide, of which 11 facilities are located in North, 14 in Europe, 3 in South America, and 12 in Asia Pacific. Within these manufacturing facilities, we operate 3 joint ventures in which we hold a controlling interest. We operate 19 engineering and technical facilities worldwide.

Ride Performance designs, manufactures, markets, and distributes a variety of ride performance solutions and systems to a global OE customer base, including NVH performance materials, advanced suspension technologies, ride control, and braking. In addition to automotive light vehicles and commercial vehicles, Ride Performance also services a wide range of other mobility markets such as rail, two-wheelers, such as motorcycles and mountain bikes, and motorsports.

The following table sets forth a description of the product lines sold by our Ride Performance segment:

Product	Description
NVH Performance Materials	Highly engineered NVH isolation technology and value-added products for light vehicle and commercial vehicle markets.
Advanced Suspension Technologies	Advanced passive and semi-active suspension with tuning support and controls capability for the light vehicle, two-wheel and motorsports markets.
Ride Control	Providing conventional shocks, struts, and dampers with value-added tuning solutions for the light vehicle and commercial vehicle markets.
Braking	Friction materials, including cutting edge formulations for the light vehicle, commercial vehicle, and rail markets.

On January 10, 2019, we closed on our acquisition of Öhlins, a Sweden-based company. Öhlins offers suspension systems and components to automotive and motorsport industries.

Sales, Marketing and Distribution
We have separate and distinct sales and marketing efforts for our OE and aftermarket customers.

For OE sales, our sales and marketing team is an integrated group of sales professionals, including skilled engineers and program managers, who are organized globally by customer business unit and product type (e.g., Ride Performance, Clean Air, and Powertrain). Our sales and marketing teams are focused on meeting and exceeding our customer's needs by delivering engineered products and services on time; maximizing profit for our investors while financing continued growth and product development; and developing a common system approach to create a superior customer experience. Our teams provide the appropriate mix of operational and technical expertise needed to interface successfully with OE manufacturers. Our business capture process involves targeting select programs and working closely with the OE manufacturer platform engineering and purchasing teams. Bidding on OE automotive platforms typically encompasses many months of engineering and business development activity. Throughout the process, our sales team, program managers, and product engineers assist the OE customer in defining the project’s technical and business requirements. A normal part of the process includes our engineering and sales personnel working on customers’ integrated product teams, creating a statement of requirements, and assisting our customers with full system or component design and development concepts that deliver expectations and create value for OE manufacturer customers. Given the Clean Air, Ride Performance, and Powertrain operations typically involve long-term production contracts awarded on a platform-by-platform basis, our strategy is to leverage our engineering expertise and strong customer relationships to target and win new business and increase operating margins.

For aftermarket sales and marketing, our sales force is generally organized by region and customer and covers multiple product lines. We sell aftermarket products through five primary channels of distribution: (1) traditional three-step distribution system of full-line warehouse distributors, jobbers, and service providers; (2) two-step distribution system of warehouse distributors that distribute directly to the service providers; (3) direct sales to retailers; (4) direct sales to service provider chains; and (5) direct sales through online channels. Our aftermarket sales and marketing representatives cover all levels of the distribution channel, stimulating interest in our products and helping our products move through the distribution system. Also, to generate demand for our products, we run print, online, and outdoor advertisements as well as training conducted by our field sales force and e-training courses. In addition, we maintain detailed web sites for certain of our brands.

Business Strategy
We are a leading diversified, global supplier of innovative products and services to light vehicle, commercial truck, off-highway, industrial, and aftermarket customers. Our strategy focuses on addressing the evolving needs of our OE and aftermarket customers around the world to drive growth. The key components of our business strategy are described below:

Continue to optimize operational performance by aggressively pursuing cost competitiveness in all business segments and continuing to drive cash flow generation and meet capital allocation objectives
As we continue to expand our distribution and service capabilities globally, we seek to continue optimizing our performance through enhanced efficiencies in order to meet the world-class delivery performance our customers increasingly require. We have made and will continue to make investments in our global distribution network to maximize our manufacturing footprint and manage complexities of our supply chain. By achieving efficiency gains and cost competitiveness, we strive to generate strong cash flow and meet our capital allocation objectives, including deleveraging our balance sheet.

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

Pursue focused transactional opportunities, consistent with our capital allocation priorities, product line enhancements, technological advancements, geographic positioning, penetration of emerging markets and market share growth
Throughout our history, we have successfully identified and capitalized on acquisitions, alliances, and divestitures to achieve strategic growth and alignment. Through these transactions, we have (1) expanded our product portfolio with complementary technologies; (2) realized incremental business from existing customers; (3) gained access to new customers; (4) achieved leadership positions in geographic regions outside North America; and (5) re-focused on areas that will contribute to our profitable growth.

We intend to continue to explore strategic alliances, joint ventures, acquisitions, divestitures, and other transactions that complement, expand, enhance or realign our existing products, technology, systems development efforts, customer base and/or global presence. We are committed to developing a broader ecosystem-based approach that allows us to work with new and existing customers, suppliers, and entrants to provide timely and leading-edge solutions across the mobility market. We will align with companies that have proven products, proprietary technology, advanced research capabilities, broad geographic reach, and/or strong market positions to further strengthen our product leadership, technology position, global reach, and customer relationships.

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

Original Equipment Specific Strategies
The converging forces of connectivity, autonomy, electrification, and shared mobility are spawning a new age of automotive autonomy and a unique opportunity to position our business for significant growth and profitability. We strive to strengthen our global position by designing, manufacturing, delivering, and marketing technologically innovative products and solutions for OE manufacturers. The key components of our OE strategy are described below:

Capitalize on our breadth of technology, differentiated products, and global reach to support and strengthen relationships with existing and emerging OE customers across the world
We conduct business with nearly all of the major automotive OE customers around the world. Within the highly competitive automotive parts industry, we seek to extend the significant advantages that come from our world-class global manufacturing, engineering and distribution footprint and global sourcing capabilities. This footprint enables the design, production and delivery of premium parts emphasizing quality, safety and reliability virtually anywhere in the world and also supports the continual innovation of new products, technologies, and solutions for new and existing OE customers.

Maintain technological leadership to drive further growth from secular market trends
In order to maintain our strong market positions, we are focused on meeting changing performance requirements and keeping up with emerging OE trends such as connectivity, autonomy, shared mobility, and electrification. In pursuit of delivering the ideal ride characteristics for any application, our ride performance division will leverage its innovative technology, NVH performance materials, differentiated products, and advanced system capabilities to provide innovative solutions. Aligning product lines and technical capabilities creates an ideal foundation to meet changing performance requirements for comfort and safety and again ultimately reinventing the ride of the future. The addition of Öhlins to the portfolio will accelerate the development of advanced technology suspension solutions, while also fast-tracking time to market. That acquisition is yet another example of our strategy to leverage key technologies that will better position us to take advantage of secular trends. It also enhances our portfolio in broader mobility markets through the addition of Öhlins’ range of premium OE and aftermarket automotive and motorsports performance products. In addition, our suite of mobility solutions under development represents an opportunity to drive greater partnership with OE manufacturers and broader mobility ecosystem players, creating and capturing value, and growth with higher value content per vehicle.

OE manufacturers are responding to changing end customer trends and preferences alongside their own challenging cost structures by reducing design and production complexities and investing in advanced technologies that enable vehicle electrification and autonomy. We anticipate that OE suppliers with high technology capabilities in vehicle system integration will be able to enable a more seamless transition to next-generation electric vehicles and become preferred suppliers to OE manufacturers. Though many vehicle and customer requirements will evolve, we believe one of the remaining characteristics that will continue to provide differentiated experience and value in the future of mobility is the ride experience. By leveraging our deep component level expertise as well as working with partners across the broader mobility ecosystem, our intent is to lead in the next generation development of motion management products, systems and solutions to engineer the ideal ride for any customer.

Penetrate adjacent market segments
We seek to penetrate a variety of adjacent sales opportunities and achieve growth in higher-margin businesses by applying our design, engineering and manufacturing capabilities. For example, we aggressively leverage our technology and engineering leadership in powertrain, clean air, ride performance and aftermarket into adjacent sales opportunities for heavy-duty trucks, buses, agricultural equipment, construction machinery, and other vehicles in other regions around the world.

We design and launch clean air products for commercial vehicle customers such as Caterpillar, for whom we are their global diesel clean air system integrator, John Deere, Navistar, Deutz, Daimler Trucks, Scania, Weichai Power, FAW Group, and Kubota. We also engineer and build modular NOx-reduction systems for large engines that meet standards of the International Maritime Organization, among others.

Aftermarket Specific Strategies
Our aftermarket business strategy incorporates a go-to-market model that we believe differentiates us from our competitors and creates structural support for sustained revenue growth. The model is designed to drive revenue growth by capitalizing on three of the company’s key competitive strengths: a leading portfolio of products and brands; extensive global manufacturing, distribution and service capabilities; and market intelligence gathered from the company’s distributors, installers and consumers.

We expect this distinctive go-to-market model will result in a sustainable competitive advantage, particularly as the industry trends previously mentioned disrupt the traditional aftermarket landscape and business practices. We expect the demand for replacement parts to increase as a result of the increase in the average age of VIO and the increase in the average miles driven per year. The characteristics of aftermarket sales and distribution are defined regionally, which require regionally focused strategies to address the key success factors of our customers. The key components of our aftermarket strategy are described below:

Leverage the strength of our global aftermarket leading brands positions, product portfolio and range, marketing and selling expertise, and distribution and logistics capabilities
Our aftermarket business includes multiple leading brands with strong product offerings. Our portfolio includes the industry’s most well-respected and enduring brands. We will leverage our go-to-market model to build upon our brand strengths and grow our global aftermarket business by consistently delivering differentiated benefits, by growing our brand equity among our target end-customers, and by leveraging our broad product coverage and extensive distribution network. We are in an outstanding position to capitalize on aftermarket trends and expand in mature markets (e.g., North America, Europe, and Australia) as well as high-growth regions (i.e. China, South America, India, and Southeast and Northeast Asia). Important focus areas are enhancing our presence in high-growth markets; leveraging our portfolio and strong presence in suspension to expand our business globally; and diversifying outside of chassis with our sealing, engine and underhood products, as well as other components.

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

The North America and Europe go-to-market capabilities will be defined by positioning our distribution and installer partners for success. We believe this will require maintaining an extensive catalog of products to provide the ability to address customer requirements quickly and easily. Managing a large and complex catalog of products requires an understanding of the composition of the car parc within the regions including wear patterns, typical replacement rates based on weather, road quality, and average miles driven annually. These compositions differ significantly by region, which will affect the range and frequency of replacement part requirements. The understanding of these regional dynamics will help us provide the right parts when they are needed and achieve the industry’s best “Order to Delivery” times. We will continue to innovate product solutions that will be cost competitive and reliable, reduce install time, reduce the number of unique parts that installers need to inventory on-site, reduce the number of unique installer tools and equipment required, and improve installer safety.

In addition to having a comprehensive product offering, we also strive to maintain very close relationships with our customers and help position them for success. We have launched a series of “Tech First” initiatives to provide online, on demand, and onsite technical training and support to vehicle repair technicians who use and install our products in North America, Europe, and China and plan to expand into South America. This initiative included Garage Gurus™, a network of technical support centers that provide some of the most comprehensive training programs in the industry to educate our partners and customers with emerging vehicle technologies and vehicle repair operational skills. We believe it is key to our strategy to provide aftermarket parts that are simple to install and to make sure our customers have the resources to know how to install these parts properly. In having the right products and resources for our customers, we believe we will continue to be a preferred aftermarket supplier and continue to drive growth in the Americas and emerging economic areas.

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

Environmental Matters
For additional information regarding environmental matters, see Item 3, “Legal Proceedings,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental Matters” and Note 15—Commitments and Contingencies of the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data.”

Employees
As of December 31, 2019, we had approximately 78,000 employees of whom approximately 50% were covered by collective bargaining agreements. With the exception of two facilities in the U.S., most of our unionized manufacturing facilities have their own contracts with their own expiration dates and, as a result, no contract expiration date affects more than one facility.

Raw Materials
We purchase various raw materials and component parts for use in our manufacturing processes, including ferrous and non-ferrous metals, non-metallic raw materials, stampings, castings, and forgings. We also purchase parts manufactured by other manufacturers for sale in the aftermarket. The principal raw material that we use is steel. We obtain steel from a number of sources pursuant to various contractual and other arrangements. We believe that an adequate supply of steel can presently be obtained from a number of different domestic and foreign suppliers. We address price increases by evaluating alternative materials and processes, reviewing material substitution opportunities, increasing component sourcing and parts assembly in best cost countries, strategically pursuing regional and global purchasing strategies for specific commodities, and aggressively negotiating with our customers to allow us to recover these higher costs from them.

Intellectual Property
We are the owner of a large number of United States and foreign country patents and trademarks relating to our products and businesses. We manufacture and distribute our aftermarket products and products sold directly to OE manufacturers under a number of trademarks that are well-recognized in the marketplace. The patents, trademarks and other intellectual property owned by or licensed to us are important in the manufacturing, marketing, and distribution of our products. The primary purpose in obtaining patents is to protect our designs, technologies, and products. However, we do not materially rely on any single patent, nor will the expiration of any single patent materially affect our business. While our current patents will expire in the normal course at various times between now and 2040, we continually develop new technologies and products and apply for and obtain new United States and foreign patents.

ITEM 1A.RISK FACTORS.

Future deterioration or prolonged difficulty in economic conditions could have a material adverse impact on our business, financial position, and liquidity.
We are a global company and, as such, our businesses are affected by economic conditions in the various geographic regions in which we do business. Economic difficulties generally lead to tightening of credit and liquidity. These conditions often lead to low consumer confidence or changes in consumer spending, which in turn may result in delayed and reduced purchases of durable goods such as automobiles and other vehicles. As a result, during difficult economic times our OE customers can significantly reduce their production schedules. For example, light vehicle production declined significantly during the economic crisis in 2008 and 2009 in North America and Europe. More recently, light vehicle and commercial vehicle production has declined significantly in South America in 2015 and 2016 and persistent challenges in the Chinese economy beginning in 2018 and continuing into 2020 may result in declining light vehicle and commercial vehicle production. Additionally, production of off-highway equipment with our content on them have been weak in certain product applications, such as agricultural and construction equipment in North America and Europe. Any deterioration or prolonged difficulty in economic conditions in any region in which we do business could have a material adverse effect on our business, financial position and liquidity.

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
Demand for and pricing of our products are subject to economic conditions and other factors present in the various domestic and international markets where our products are sold. Demand for our OE products is subject to the level of consumer demand for new vehicles that are equipped with our parts. The level of new light vehicle, commercial truck and off-highway vehicle purchases is cyclical, affected by such factors as general economic conditions, interest rates and availability of credit, consumer confidence, patterns of consumer spending, industrial construction levels, fuel costs, government incentives, and vehicle replacement cycles. Consumer preferences and government regulations also impact the demand for new light vehicle purchases equipped with our products. For example, if consumers increasingly prefer electric vehicles, demand for the vehicles equipped with our clean air products would decrease.

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
We depend on major vehicle manufacturers for a substantial portion of our revenues. For example, during the fiscal year ended December 31, 2019, General Motors and Ford accounted for 11% and 10% of our net sales. Following the Federal-Mogul Acquisition, we are increasingly dependent on certain major aftermarket customers for our revenues. The loss of all or a substantial portion of our revenues from any of our large-volume customers could have a material adverse effect on our financial condition and results of operations by reducing cash flows and our ability to spread costs over a larger revenue base. We may experience decreased revenues from these customers for a variety of reasons, including but not limited to: (i) in the case of our OE customers, loss of awarded platforms, reduced demand for our customers’ products, and work stoppages or other disruptions impacting OE production, and (ii) in the case of our aftermarket customers, reduced or delayed consumer requirements and competition from other brands or lower-cost alternatives. Further, our aftermarket customers are generally able to change suppliers more quickly than OE customers, which exacerbates these risks with respect to our aftermarket business. For all of our customers, we face the risk of their failure to pay us for a variety of reasons, including their respective financial conditions.

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
The realization of future sales from awarded business is inherently subject to a number of important risks and uncertainties, including the number of vehicles that our OE customers will actually produce, the timing of that production and the mix of options that our OE customers and consumers may choose. For example, light vehicle production declined significantly during the economic crisis in 2008 and 2009 in North America and Europe. More recently, light vehicle and commercial truck production declined significantly in South America in 2015 and 2016 and persistent challenges in the Chinese economy in 2018 and going into 2020 may result in declining light and commercial vehicle production in the region. In addition to the risks inherent in the cyclicality of vehicle production, our customers generally have the right to replace us with another supplier at any time for a variety of reasons and have demanded price decreases over the life of awarded business. Accordingly, we cannot assure you that we will in fact realize any or all of the future sales represented by our awarded business. Any failure to realize these sales could have a material adverse effect on our financial condition, results of operations, and liquidity.

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

Our level of debt, which increased in amount and percentage of floating rate debt as a result of the Federal-Mogul Acquisition, makes us more sensitive to the effects of economic downturns; and provisions in our debt agreements could constrain our ability to react to changes in the economy or our industry.
Our leverage increased as a result of the Federal-Mogul Acquisition. As of December 31, 2019, we had approximately $3.5 billion of indebtedness outstanding under our new senior credit facility, $1.9 billion of outstanding notes and approximately $0.2 billion of other debt. In addition, as a result of the acquisition we have increased exposure to interest rate fluctuations because our percentage of floating rate debt increased.

Our level of debt makes us more vulnerable to changes in our results of operations because a significant portion of our cash flow from operations is dedicated to servicing our debt and is not available for other purposes and our level of debt could impair our ability to raise additional capital if necessary. Further increases in interest rates will increase the amount of cash required for debt service. Under the terms of our senior secured credit facility, the indentures governing our notes and the agreements governing our other indebtedness, we are able to incur significant additional indebtedness in the future. The more we become leveraged, the more we, and in turn our security holders, become exposed to many of the risks described herein.

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
Our senior credit facility and other agreements governing financings we enter into from time to time require us to maintain certain financial ratios. Our senior credit facility and our other financing instruments require us to comply with various operational and other covenants. If there were an event of default under any of our financing instruments that was not cured or waived, the holders of the defaulted financing could cause all amounts outstanding with respect to that financing to be due and payable immediately (which, in turn, could also result in an event of default under one or more of our other financing arrangements). If such event occurs, the lenders under our senior credit facility could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets and we could lose access to our factoring and supply chain financing programs. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding financing instruments, either upon maturity or if accelerated, upon an event of default, or that we would be able to refinance or restructure the payments on those financing instruments. This would have a material adverse impact on our liquidity, financial position and results of operations, and on our ability to affect our share repurchase and dividend programs. For example, we recently amended our senior credit agreement to relax the financial ratios we are required to maintain to facilitate operational flexibility in light of our outlook for the second half of 2020. Even though we are able to obtain that amendment in February 2020, we cannot assure you that we would be able to obtain an amendment on commercially reasonable terms, or at all, if required in the future.

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

We do not generally seek to mitigate the impacts of currency through the use of derivative financial instruments. To the extent we are unable to match revenues received in foreign currencies with costs paid in the same currency, exchange rate fluctuations in that currency could have a material adverse effect on our business.

The hourly workforce in the industry in which we participate is highly unionized and our business could be adversely affected by labor disruptions in the United States or internationally.
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

In addition to the risk of a work stoppage at one of our facilities, labor disruptions at other domestic or international companies may have an adverse effect on us. In the United States, substantially all of the hourly employees of General Motors, Ford and Fiat Chrysler Automobiles in North America and many of their other suppliers are represented by The International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) under collective bargaining agreements. Internationally, certain vehicle manufacturers, their suppliers and their respective employees are also subject to labor agreements. In September 2019, General Motors hourly workers represented by the UAW went on strike, which affected the volumes at certain of our North American plants in the third quarter of 2019. Although the strike was resolved on October 25, 2019, the strike affected volumes in the fourth quarter of 2019 as well. A work stoppage or strike at one of our production facilities, at those of a customer, or impacting a supplier of ours or any of our customers, either domestically or internationally, could have an adverse impact on us by disrupting demand for our products or our ability to manufacture our products.

From time to time we experience significant increases and fluctuations in raw materials pricing and increases in certain lead times; and future changes in the prices of raw materials or utility services, or future increases in lead times, could have a material adverse impact on us.
Significant increases in the cost of certain raw materials used in our products, mainly steel, oil and rubber, or the cost of utility services required to produce our products, to the extent they are not timely reflected in the price we charge our customers or are otherwise mitigated, could materially and adversely impact our results. For example, in March 2018, the current U.S. administration imposed a 25% tariff on steel imports and a 10% tariff on aluminum imports and over the course of 2018 and

2019, the U.S. government imposed additional tariffs on products from China. In addition, during 2017, carbon steel prices as well as raw material prices (such as ferrochrome, iron ore, scrap and coking coal) to produce carbon steel remained at high levels after the sharp increases in 2016. In addition, both the European Union as well as the United States continue to impose a variety of anti-dumping duties on carbon steel as well as stainless steel. This not only results in higher domestic pricing but limits opportunities in terms of off shore buying. Carbon steel prices in North America increased further in the fourth quarter of 2017 in the run-up to the mandated “232 Section Investigations” against the import deadline of mid-January 2018.

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

By entering into new product lines and employing new technologies, our ability to produce certain of these products may be constrained due to longer lead times for our facilities, as well as those of our suppliers. We attempt to mitigate the negative effects of these longer lead times by improving the accuracy of our long-term planning; however, we cannot provide any certainty that we will always be successful in avoiding disruptions to our delivery schedules.

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

Our global operations subject us to extensive governmental regulations worldwide. Foreign, federal, state and local laws and regulations may change from time to time and our compliance with new or amended laws and regulations in the future may materially increase our costs and could adversely affect our results of operations and competitive position. For example, we are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. Soil and groundwater remediation activities are being conducted at certain of our current and former real properties. We record liabilities for these activities when environmental assessments indicate that the remedial efforts are probable and the costs can be reasonably estimated. On this basis, we have established reserves that we believe are adequate for the remediation activities at our current and former real properties for which we could be held responsible. Although we believe our estimates of remediation costs are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to change as more information becomes available about the extent of remediation required. In future periods, we could incur cash costs or charges to earnings if we are required to undertake remediation efforts as the result of ongoing analysis of the environmental status of our properties. In addition, violations of the laws and regulations we are subject to could result in civil and criminal fines, penalties and sanctions against us, our officers or our employees, as well as prohibitions on the conduct of our business, and could also materially affect our reputation, business and results of operations.

We also from time to time are involved in a variety of legal proceedings, claims or investigations. These matters typically are incidental to the conduct of our business. Some of these matters involve allegations of damages against us relating to environmental liabilities, intellectual property matters, personal injury claims, taxes, employment matters or commercial or contractual disputes or allegations relating to legal compliance by us or our employees. For example, we are subject to a number of lawsuits initiated by a significant number of claimants alleging health problems as a result of exposure to asbestos. Many of these cases involve significant numbers of individual claimants. Many of these cases also involve numerous defendants. As major asbestos manufacturers or other companies that used asbestos in their manufacturing processes continue to go out of business, we may experience an increased number of these claims.

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
Our operations rely on a number of information technologies to manage, store, and support business activities. Some of these technologies are managed by third-party service providers and are not under our direct control. We have put in place a number of systems, processes, and practices designed to protect against the failure of our systems, as well as the misappropriation, exposure or corruption of the information stored thereon. Unintentional service disruptions or intentional actions such as intellectual property theft, cyber-attacks, unauthorized access or malicious software, may lead to such misappropriation, exposure or corruption if our, or our service providers’, protective measures prove to be inadequate. Further, these events may cause operational impediments or otherwise adversely affect our product sales, financial condition and/or results of operations. We could also encounter violations of applicable law, contracts or reputational damage from the disclosure of confidential information belonging to us or our employees, customers or suppliers. In addition, the disclosure of non-public information could lead to the loss of our intellectual property and/or diminished competitive advantages. Should any of the foregoing events occur, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future. In addition, evolving and expanding compliance and operational requirements under the privacy laws of the jurisdictions in which we operate, such as the EU General Data Protection Regulation, or GDPR, which took effect in May 2018, impose significant costs that are likely to increase over time or potential fines for non-compliance.

We may have difficulty competing favorably in the highly competitive light vehicle and commercial vehicle supplier industry.
The light vehicle and commercial vehicle supplier automotive parts industry is highly competitive. Although the overall number of competitors has decreased due to ongoing industry consolidation, we face significant competition within each of our major product areas, including from new competitors entering the markets which we serve. The principal competitive factors include price, quality, service, product performance, design and engineering capabilities, new product innovation, global presence and timely delivery. As a result, many suppliers have established or are establishing themselves in emerging, low-cost markets to reduce their costs of production and be more conveniently located for customers. Although we are also pursuing a best-cost country production strategy and otherwise continue to seek process improvements to reduce costs, we cannot assure you that we will be able to continue to compete favorably in this competitive market or that increased competition will not have a material adverse impact on our business by reducing our ability to increase or maintain sales or profit margins.

In addition, our competitors may foresee the course of market development more accurately than we do, develop products that are superior to ours, adapt more quickly than we do to new technologies or evolving customer requirements or develop or introduce new products or solutions before we do, particularly in respect of potential transformative technologies such as autonomous driving solutions. As a result, our products may not be able to compete successfully with their products. These trends may adversely affect our sales as well as the profit margins on our products. Failure to innovate and to develop or acquire products that capitalize on new technologies could have a material adverse impact on our results of operations.

Furthermore, due to the cost focus of our major OE customers, we have been, and expect to continue to be, requested to reduce prices as part of our initial business quotations and over the life of OE vehicle platforms we have been awarded. We cannot be certain that we will be able to generate cost savings and operational improvements in the future that are sufficient to offset price reductions requested by existing OE customers and necessary to win additional business. OE customers also direct us to engage specific suppliers for component purchases not allowing us to leverage our own supply base and realize cost reductions on this directed spend.

The decreasing number of customers and suppliers in our industry could make it more difficult for us to compete favorably.
Our financial condition and results of operations could be adversely affected because the customer base for our parts and services is decreasing in both the OE market and aftermarket. As a result, we are competing for business from fewer customers. Furthermore, consolidation among suppliers have resulted in fewer, larger suppliers who benefit from purchasing and distribution economies of scale. If we cannot achieve cost savings and operational improvements sufficient to allow us to compete favorably in the future with these larger companies, our financial condition and results of operations could be adversely affected.

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

If we do not respond appropriately, the evolution towards connectivity, autonomy, shared mobility and electrification could adversely affect our business.
The light vehicle industry is increasingly focused on the development of advanced driver assistance technologies, with the goal of developing and introducing a commercially viable, fully autonomous vehicle. Continued focus on environmental sustainability is increasing the expectations for the auto industry to develop more fuel-efficient solutions from consumers and governments worldwide. There has also been an increase in consumer preferences for car and ride sharing, as opposed to automobile ownership, which may result in a long-term reduction in the number of vehicles per capita. These evolving areas have also attracted increased competition from entrants outside the traditional light vehicle industry. Failure to innovate and to develop or acquire new and compelling products that capitalize upon new technologies in response to OE and consumer preferences could have a material adverse impact on our results of operations.

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

We cannot provide assurance that certain of our products will not become obsolete or that we will be able to achieve the technological advances that may be necessary for us to remain competitive and maintain or increase our revenues in the future. We are also subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in product development or production, and failure of products to operate properly. If we are unable to react to changes in the marketplace, including the potential introduction of technologies such as autonomous vehicles, our financial performance could be adversely affected.

We may fail to realize all of the anticipated benefits of the Federal-Mogul Acquisition or those benefits may take longer to realize than expected. We and, following the planned separation of our businesses, each separate company may also encounter significant difficulties in completing the integration of Federal-Mogul's business.
Our success will depend, in part, on our ability (and the ability of each separate company following the planned separation) (defined below) to realize the anticipated benefits of the Federal-Mogul Acquisition and on our (and each separate company’s) ability to complete the integration of Federal-Mogul’s business in an effective and efficient manner, which is and has been a complex, costly and time-consuming process. The integration process may disrupt business and, if we are unable to successfully complete the integration of Federal-Mogul’s business, we (and each separate company) could fail to realize the anticipated benefits of the Federal-Mogul Acquisition. The failure to meet the challenges involved in the integration process and realize the anticipated benefits of the Federal-Mogul Acquisition could cause an interruption of, or a loss of momentum in, our operations and could have a material adverse effect on our (and each separate company’s) business, financial condition and results of operations.

In addition, the integration of Federal-Mogul may result in material unanticipated challenges, expenses, liabilities, competitive responses and loss of customers and other business relationships. Additional integration challenges include:

•	diversion of management’s attention to integration matters;

•	challenges in learning day-to-day operations of a new business with new management and teams;

•	difficulties in sustaining achieved cost savings, synergies, business opportunities and growth prospects from the Federal-Mogul Acquisition;

•
unforeseen difficulties post the integration of operations and systems, including the risk that information technology-enabled process transformations do not achieve the desired levels of process efficiency, customer satisfaction and/or expected business benefits;

•	difficulties in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures;

•	difficulties in the assimilation of employees;

•	difficulties in managing the expanded operations of a significantly larger and more complex company;

•	challenges in attracting and retaining key personnel;

•	the impact of potential liabilities we may be inheriting from Federal-Mogul; and

•	coordinating a geographically dispersed organization.

Many of these factors are outside of our control and could result in increased costs, decreases in the amount of anticipated revenues and diversion of management’s time and energy, each of which could adversely affect our (and each separate company’s) business, financial condition and results of operations.

In addition, even if the integration of Federal-Mogul’s business is successful, we (and each separate company) may not realize all of the anticipated benefits of the Federal-Mogul Acquisition, including the sustainability of synergies and cost savings; or realization of the sales and growth opportunities we identified. These benefits may not be achieved within the anticipated time frame, or at all. Further, additional unanticipated costs may be incurred in finalizing the integration process. All of these factors could cause reductions in earnings per share, decrease or delay the expected accretive effect of the Federal-Mogul Acquisition and negatively impact the price of shares of our class A common stock (or each separate company’s stock). As a result, we cannot ensure the Transaction will result in the realization of the anticipated benefits and the sustainability of the synergies.

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
We have manufacturing and distribution facilities in many regions across six continents. For the fiscal year ended December 31, 2019, a significant portion of our net sales were derived from operations outside North America. Current events including the possibility of renegotiated trade deals and international tax law treaties, create a level of uncertainty, and potentially increased complexity, for multi-national companies. These uncertainties could have a material adverse effect on our business and our results of operations and financial condition. In addition, international operations are subject to various risks which could have a material adverse effect on those operations or our business as a whole, including:

•	currency exchange rate fluctuations, including those in countries with hyperinflationary economies;

•	exposure to local economic conditions and labor issues;

•	exposure to local political conditions, including the risk of seizure of assets by a foreign government;

•	exposure to local social conditions, including corruption and any acts of war, terrorism or similar events;

•	exposure to local public health issues and the resultant impact on economic and political conditions;

•	inflation in certain countries;

•	limitations on the repatriation of cash, including imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries;

•
retaliatory tariffs and restrictions limiting free movement of goods and an unfavorable trade environment, including as a result of political conditions and changes in the laws in the United States and elsewhere and as described in more details below; and

•	requirements for manufacturers to use locally produced goods.

Natural disasters, local and global public health emergencies, political crises, and other catastrophic events or other events outside of our control may affect our facilities or the facilities of third parties on which we depend and could impact our business and our results of operations and financial condition. We cannot currently predict the extent to which the coronavirus outbreak will impact our business, results of operations or financial condition.
If any of our facilities or the facilities of our suppliers, third-party service providers, or customers, is affected by natural disasters (such as earthquakes, tornados, tsunamis, power shortages or outages, floods or monsoons), public health crises (such as pandemics and epidemics), political crises (such as terrorism, war, political instability or other conflict), or other events outside of our control, our business and our results of operations and financial condition could suffer. Any such disruption could cause delays in the production and distribution of our products and the loss of sales and customers. Moreover, these types of events could negatively impact consumer spending or the economy in the impacted regions or depending upon the severity, globally, which could adversely impact our business and our results of operations and financial condition. For example, in December 2019, a strain of coronavirus surfaced in Wuhan, China, which has resulted in plant closures in China, supply chain disruptions, restrictions on travel to China, and a decrease in consumer traffic in China. The coronavirus has spread to multiple countries around the world and we are carefully monitoring the potential impact of the coronavirus in these other countries. The impact to the supply chain as a result of the coronavirus outbreak could further impact production at our and our customers'

sites in China, as well as affect production at our and our customers' sites outside of China. We presently believe the impact of lost production in the first quarter of 2020 as a result of the coronavirus will be $150 million on value-add revenue and $50 million on EBITDA. However, the coronavirus outbreak continues to spread as of the date of this report and, accordingly, we cannot predict the extent to which the coronavirus will ultimately affect our business, results of operations or financial condition.

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

We have recorded a significant amount of long-lived assets, goodwill, and other intangible assets, which may become impaired in the future and negatively affect our operating results.
We have recorded a significant amount of long-lived assets, goodwill, and other identifiable intangibles assets, including customer relationships, trademarks and brand names, and developed technologies due to the Federal-Mogul Acquisition. Long lived assets, goodwill, and other identifiable intangible assets were approximately $2.2 billion as of December 31, 2019, or 17% of our total assets. Under generally accepted accounting principles in the United States, long-lived assets, excluding goodwill and indefinite lived intangible assets, are required to be evaluated for impairment whenever adverse events or changes in circumstances indicate a possible impairment. If business conditions or other factors cause profitability and cash flows to decline, we may be required to record non-cash impairment charges. Goodwill and indefinite lived intangible assets must be evaluated for impairment annually or more frequently if events indicate it is warranted. Impairment of goodwill and other identifiable intangible assets may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products sold by our business, and a variety of other factors. The amount of any quantified impairment must be expensed immediately and could have a material adverse effect on our financial statements in the event that long lived assets, goodwill or other identifiable intangible assets become impaired.

The value of our deferred tax assets may not be realized, which could materially and adversely affect our operating results.
As of December 31, 2019, we had approximately $501 million in net deferred tax assets. These deferred tax assets include net operating loss carryovers and tax credits that can be used to offset taxable income in future periods and reduce income taxes payable in those future periods. Each quarter, we determine the probability of the realization of deferred tax assets, using significant judgments and estimates with respect to, among other things, historical operating results and expectations of future earnings and tax planning strategies. If we determine in the future that there is not sufficient positive evidence to support the valuation of these assets, due to the risk factors described herein or other factors, we may be required to further adjust the valuation allowance to reduce our deferred tax assets. Such a reduction could result in material non-cash expenses in the period in which the valuation allowance is adjusted and could have a material adverse effect on our financial statements.

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

For example, on December 22, 2017, the U.S. President signed into law new legislation that significantly revised the U.S. Internal Revenue Code. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including the reduction of the corporate income tax rate from a top marginal rate of 35% to a flat rate of

21%, a one-time transition tax on offshore earnings at reduced tax rates regardless of whether the earnings are repatriated, elimination of U.S. tax on foreign dividends (subject to certain important exceptions), new taxes on certain foreign earnings, a new minimum tax related to payments to foreign subsidiaries and affiliates, immediate deductions for certain new investments as opposed to deductions for depreciation expense over time, and the modification or repeal of many business deductions and credits.

In addition, the United States, Mexico and Canada have renegotiated the North American Free Trade Agreement (“NAFTA”). The revised agreement, the US-Mexico-Canada Agreement (“USMCA”), contains new and revised provisions that alter the prior rules governing when imports and exports of autos and auto parts are eligible for duty-free treatment. Generally, these new rules require a higher percentage of the overall content of the auto or autopart to originate in one of the USMCA's countries (the U.S., Mexico or Canada). The U.S. Congress has approved the USMCA, and the President signed it into law on January 29, 2020. The USMCA will go into effect 90 days after it is ratified by Canada. Our manufacturing facilities in the U.S., Mexico and Canada are dependent on duty-free trade within the USMCA region. We have significant movement of goods within NAFTA region, and the imposition of customs duties on imports could negatively impact our financial performance.

Moreover, in March 2018, the U.S. government imposed a 25% ad valorem tariff on certain steel imports and a 10% ad valorem tariff on certain aluminum imports. These tariffs (known as “Section 232 tariffs”) apply to certain steel and aluminum imports from almost all countries. In addition, over the course of 2018 and 2019, the U.S. government imposed additional tariffs on products from China valued at $550 billion (with some limited exceptions). As of October 2, 2019, the additional ad valorem tariff will be 30% on $250 billion of those imports, with the remainder at 15% at the end of 2019. As a result of the tariffs, China and other countries have implemented retaliatory actions with respect to U.S. imports into their countries, which could adversely affect our business, financial condition or results of operations.

Further, in May 2019, the U.S. President determined that imported automobiles and automotive parts pose a national security threat to the United States. While no additional tariffs have been imposed due to this decision (due to on-going international discussions), certain aspects of our business depend on the importation of automotive parts from outside of the U.S. If these or other similar tariffs are imposed, our business and results of operations could be materially adversely affected.

The Company's pension obligations and other postretirement benefits assumed as a result of the Federal-Mogul Acquisition could adversely affect the Company’s operating margins and cash flows.
Following completion of the Federal-Mogul Acquisition, pension and other postretirement benefit obligations have increased. The automotive industry, like other industries, continues to be affected by the rising cost of providing pension and other postretirement benefits. In addition, the Company sponsors certain defined benefit plans worldwide that are underfunded and will require cash payments. If the performance of the assets in the pension plans does not meet the Company’s expectations, or other actuarial assumptions are updated, the Company’s required contributions may be higher than it expects.

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
Our success and ability to grow depends, in part, on our ability to hire, retain, and motivate sufficient numbers of talented people with the increasingly diverse skills needed to serve clients and expand our business in many locations around the world. We face intense competition for highly qualified, specialized technical, managerial and other personnel. Recruiting, training, retention, and benefit costs place significant demands on our resources. The inability to attract qualified employees in sufficient numbers to meet particular demands or the loss of key management employees or a significant number of our employees could have an adverse effect on us.

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. As disclosed in Part II, Item 8, management identified a material weakness in internal control over financial reporting as we did not maintain a sufficient complement of resources in our North America Motorparts business to ensure that appropriate controls were designed, maintained and executed, including controls over account reconciliations and manual journal entries, related to the integration of a previously acquired entity within the North America Motorparts business. During 2019, the continued integration of the Federal-Mogul acquisition increased the complexity and level of certain financial reporting activities within the North America Motorparts business, without a corresponding change in centralized resource levels. A material weakness (as defined in Rule 12b-2) is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, management concluded that internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-An Integrated Framework  (2013).” We have designed, and are implementing, a remediation plan to address this material weakness. If remedial measures are insufficient to address the material weakness, or if additional material weaknesses in internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

Risks Relating to the Planned Separation of our Businesses

The planned separation of our businesses is subject to various risks and uncertainties and may not be completed in accordance with the expected plans or anticipated timeline, or at all, and will involve significant time and expense, which could disrupt or adversely affect our business.
Following the closing of the Federal-Mogul Acquisition, we agreed to use our reasonable best efforts to pursue the separation of the combined company to form two new, independent, publicly traded companies, a new Powertrain Technology company (“New Tenneco”) and an Aftermarket and Ride Performance company (“DRiV”). During 2020, we will be focused on the execution of our accelerated performance improvement plan to facilitate the expected separation of New Tenneco and DRiV. Current end-market conditions are affecting our ability to complete a separation in the mid-year 2020 time range. We expect that these trends will continue throughout this year. We have made significant progress to facilitate the planned spin-off of the DRiV business and have completed all necessary system and process components required for New Tenneco and DRiV to operate independently. In this respect, we are ready to separate the businesses as soon as favorable conditions are present. In order to facilitate the separation, we continue to evaluate multiple strategic alternatives, as well as options to deleverage and mitigate the ongoing impact of challenging market conditions.

The planned spin-off is intended to be treated as a tax-free reorganization for U.S. federal income tax purposes. There can be no assurance that the planned Spin-Off or other separation of our businesses will be completed at all or that the planned spin-off will be tax-free for U.S. federal income purposes. We expect that the process of completing the planned separation will be time consuming and involve significant costs and expenses, which may be significantly higher than what we currently anticipate and may not yield a benefit if the planned separation is not completed. We may encounter unforeseen impediments to the completion of the planned separation that render it impossible or impracticable.

If the planned separation is not completed, our business, financial condition and results of operations may be materially adversely affected, and the market price of our class A common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the planned separation will be completed. If the completion of the planned separation is delayed, including by the receipt of an acquisition proposal, our business, financial condition and results of operations may be materially adversely affected.

The planned separation could adversely affect our business, financial results and operations.
The planned separation of our businesses could cause disruptions and create uncertainty surrounding our business and affect our relationships with our customers, suppliers and employees.

As a result of planned separation, some customers, suppliers or strategic partners may terminate their business relationship with us. Potential customers, suppliers or strategic partners may delay entering into, or decide not to enter into, a business relationship with us because of planned separation. If customer or supplier relationships or strategic alliances are adversely affected by the planned separation, our (and each separate company’s after the planned separation) business, financial condition and results of operations could be adversely affected.

We are dependent on the experience and industry knowledge of our officers and other key employees to execute our business plans. Our success after and in implementing the planned separation depends in part upon the ability to retain key management personnel and other key employees. Current and prospective employees of the Company may experience uncertainty about their roles with either separate company following the planned separation, or concerns regarding operations following the separation, any of which may have an adverse effect on the ability to attract or retain key management and other key personnel. Accordingly, no assurance can be given that we (or each separate company after the planned separation) will be able to attract or retain key management personnel and other key employees to the extent that we have previously been able to attract or retain such employees.

In addition, we have diverted, and will continue to divert, significant management resources to complete the planned separation, which could adversely impact our ability to manage existing operations or pursue alternative strategic transactions, which could adversely affect our business, financial condition and results of operations.

The planned separation of our businesses may not achieve some or all of the anticipated benefits.
We may not realize some or all of the anticipated strategic, financial, operational or other benefits from the planned separation of our businesses. As new independent companies, the two companies will be smaller, less diversified companies with a narrower business focus. As a result, the two companies may be more vulnerable to changing market conditions, which could result in increased volatility in their cash flows, working capital and financing requirements and could have a material adverse effect on the respective business, financial condition and results of operations of each company. Further, there can be no assurance that the combined value of the common stock of the two companies will be equal to or greater than what the value of our common stock would have been had the planned separation not occurred.

If the planned separation is completed, each separate company following the separation may underperform relative to our expectations.
If the planned separation is completed, each separate company may not be able to maintain the growth rate, levels of revenue, earnings or operating efficiency that we achieved or might achieve as a combined company. The failure to do so could have a material adverse effect on the business, financial condition and results of operations of each separate company.

We have incurred, and will continue to incur, significant transaction costs in connection with the planned separation that could adversely affect our results of operations.
We have incurred, and will continue to incur, significant costs in connection with integrating the business and operations of Federal-Mogul with our business and operations and effectuating the planned separation. We may also incur additional unanticipated costs in the separation processes. These could adversely affect our business, financial condition and results of operations, or the business, financial condition and results of operations of each company following the planned separation, in the period in which such expenses are recorded, or the cash flows, in the period in which any related costs are actually paid.

Furthermore, we and each company following the planned separation may incur material restructuring charges in connection with integration activities or the planned separation, which may adversely affect operating results for the period in which such expenses are recorded, or cash flows in the period in which any related costs are actually paid.

We may incur greater costs following the planned separation of our businesses, which could decrease our profitability.
Our businesses are operating in conjunction with one another, allowing us in certain circumstances to take advantage of the combined businesses’ size and purchasing power in procuring certain goods and services. After the planned separation of our businesses we may be unable to obtain goods and services at prices or on terms as favorable to us as those we obtained prior to the planned separation. Our businesses also benefit from certain shared functions and services. Following the planned separation, we will retain some of these functions and services, and DRiV Incorporated will retain some of these functions and services.

We could incur substantial additional costs and experience temporary business interruptions to transition information technology infrastructure in connection with the planned separation.
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
A condition to the planned spin-off is our receipt of an opinion from certain tax advisors with respect to certain U.S. federal income tax consequences of the DRiV spin-off, each of which is in substance and form satisfactory to us. The opinion is expected to conclude that the planned spin-off of 100% of the outstanding DRiV shares to our stockholders and certain related transactions will qualify as tax-free to us and our stockholders under Sections 355 and 368 of the Internal Revenue Code, except to the extent of any cash received in lieu of fractional shares of DRiV’s common stock. Any such opinion is not binding on the U.S. Internal Revenue Service (“IRS”). Accordingly, the IRS may reach conclusions with respect to DRiV that are different from the conclusions reached in the opinion. The opinion will rely on certain facts, assumptions, representations and undertakings from us and DRiV regarding the past and future conduct of the companies’ respective businesses and other matters, which, if incomplete, incorrect or not satisfied, could alter the conclusions of the party giving such opinion or ruling.

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
We have granted certain registration rights to AEP for the resale of the shares issued in connection with the Federal-Mogul Acquisition. These registration rights would facilitate the resale of such shares into the public market, and any such resale would increase the number of shares of our Class A Common Stock available for public trading. Sales of a substantial number of shares of our Class A Common Stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our Class A Common Stock.

If AEP transfers any shares of its Class B Common Stock to a third-party, the shares of Class B Common Stock so transferred will automatically convert in shares of Class A Common Stock. In addition, if we do not consummate (or abandon) the proposed Spin-Off by April 1, 2020, each holder of Class B Common Stock may convert a number of such shares into an equal number of shares of Class A Common Stock, provided that such conversion would not result in such holder, AEP, IEH, IEP and any of their affiliates owning, in the aggregate, more than 15 percent of the Class A Common Stock issued and outstanding immediately following such conversion. If AEP transfers any shares of its Class B Common Stock to a third party, or if AEP converts its shares following April 1, 2020, our current stockholders will experience a proportionate reduction in voting power.

Our business could be adversely impacted as a result of actions by activist stockholders, including potential proxy contests.
We value constructive input from investors and regularly engage in dialogue with our stockholders regarding strategy and performance. The Board of Directors and management team are committed to acting in the best interests of all of our stockholders. There can be no assurance, however, that the actions taken by the Board of Directors and management in seeking to maintain constructive engagement with our stockholders will be successful, and we may be subject to formal or informal actions or requests from stockholders or others. Responding to such actions could be costly and time-consuming, divert the attention and resources of management and employees, and may have an adverse effect on our business, results of operations and cash flow and the market price of our common stock.

Uncertainties related to, or the results of, any actions by activist stockholders could cause our stock price to experience periods of volatility. We cannot predict, and no assurances can be given as to the outcome or timing of any matters relating to actions by activist stockholders or the ultimate impact on our business, liquidity, financial condition or results of operations.

ITEM 1B.UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.PROPERTIES.

We lease our principal executive offices, which are located at 500 North Field Drive, Lake Forest, Illinois, 60045.

	Reportable Segments
	Clean Air	Powertrain	Ride Performance	Motorparts	Total
Manufacturing plants:
North America	15	23	11	8	57
Europe	19	34	14	3	70
South America	2	5	3	2	12
Asia Pacific	23	23	12	4	62
	59	85	40	17	201
Engineering and technical facilities	7	14	19	5	45
Distribution centers and warehouses	—	—	—	56	56
Total as of December 31, 2019	66	99	59	78	302

Lease	42	25	28	48	143
Own	24	74	31	30	159
Total	66	99	59	78	302

Our manufacturing facilities are located in Argentina, Australia, Belgium, Brazil, Canada, China, Czech Republic, France, Germany, Hungary, India, Italy, Japan, Mexico, Morocco, Poland, Portugal, Romania, Russia, South Africa, South Korea, Spain, Sweden, Thailand, the United Kingdom, the United States, and Vietnam.

Within our manufacturing facilities listed above, we operate 36 joint ventures in which we own a controlling interest. In addition, we have numerous joint ventures in which we hold a noncontrolling interest that operate manufacturing facilities primarily in China, Turkey, and the United States, which are not included in the table above.

We also have warehouses and distribution facilities at our manufacturing sites and a few off-site locations, substantially all of which we lease, and a network of 10 technical support centers that provide some of the most comprehensive training programs in the industry that educate our partners and customers with emerging vehicle technologies and vehicle repair operational skills.

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

ITEM 3.LEGAL PROCEEDINGS.

We are involved in environmental remediation matters, legal proceedings, claims (including warranty claims), and investigations. These matters are typically incidental to the conduct of our business and create the potential for contingent losses. We accrue for potential contingent losses when our review of available facts indicates that it is probable a loss has been incurred and the amount of the loss is reasonably estimable. Each quarter, we assess our loss contingencies based upon currently available facts, existing technology, presently enacted laws and regulations, and taking into consideration the likely effects of inflation and other societal and economic factors and record adjustments to these reserves as required. As an example, we consider all available evidence, including prior experience in remediation of contaminated sites, other companies’ cleanup experiences and data released by the U.S. Environmental Protection Agency or other organizations when we evaluate our environmental remediation contingencies. All of our loss contingency estimates are subject to revision in future periods based on actual costs or new information. With respect to our environmental liabilities, where future cash flows are fixed or reliably determinable, we have discounted those liabilities. We evaluate recoveries separately from the liability and, when they are assured, recoveries are recorded and reported separately from the associated liability in our consolidated financial statements.

Environmental Matters
We are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. We have been notified by the U.S. Environmental Protection Agency, other national environmental agencies, and various provincial and state agencies that we may be a potentially responsible party (“PRP”) under such laws for the cost of remediating hazardous substances pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and other national and state or provincial environmental laws. PRP designation typically requires the funding of site investigations and subsequent remedial activities. Many of the sites that are likely to be the costliest to remediate are often current or former commercial waste disposal facilities to which numerous companies sent wastes. Despite the potential joint and several liability which might be imposed on us under CERCLA and some of the other laws pertaining to these sites, our share of the total waste sent to these sites generally has been small. We believe our exposure for liability at these sites is limited.

On a global basis, we have also identified certain other present and former properties at which we may be responsible for cleaning up or addressing environmental contamination, in some cases as a result of contractual commitments and/or federal or state environmental laws. We are actively seeking to resolve these actual and potential statutory, regulatory, and contractual obligations.

We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations. As of December 31, 2019, we have the obligation to remediate or contribute towards the remediation of certain sites, including the sites discussed above at which we may be a PRP. Our aggregated estimated share of environmental remediation costs for all these sites on a discounted basis was approximately $36 million as of December 31, 2019, of which $8 million is recorded in accrued expenses and other current liabilities and $28 million is recorded in deferred credits and other liabilities in our consolidated balance sheets. For those locations where the liability was discounted, the weighted average discount rate used was 1.3%. The undiscounted value of the estimated remediation costs was $40 million as of December 31, 2019. Our expected payments of environmental remediation costs for non-indemnified locations are estimated to be approximately $7 million in 2020, $4 million in 2021, $3 million in 2022 and $2 million in both 2023 and 2024, and $15 million in aggregate thereafter.

In addition to amounts described above, we estimate that we will make expenditures for property, plant and equipment for environmental matters of approximately $15 million in 2020 and $17 million in 2021.

Based on information known to us from site investigations and the professional judgment of consultants, we have established reserves that we believe are adequate for these costs. Although we believe these estimates of remediation costs are reasonable and are based on the latest available information, the costs are estimates, difficult to quantify based on the complexity of the issues, and are subject to change as more information becomes available about the extent of remediation required. At some sites, we expect that other parties will contribute to the remediation costs. In addition, certain environmental statutes provide that our liability could be joint and several, meaning that we could be required to pay amounts in excess of our share of remediation costs. The financial strength of other PRPs at these sites has been considered, where appropriate, in our determination of our estimated liability. We do not believe that any potential costs associated with our current status as a PRP, or as a liable party at the other locations referenced herein, will be material to our annual consolidated financial position, results of operations, or liquidity.

Antitrust Investigations and Litigation
On March 25, 2014, representatives of the European Commission (EC) were at Tenneco GmbH's Edenkoben, Germany administrative facility to gather information in connection with an ongoing global antitrust investigation concerning multiple automotive suppliers. On the same date, we also received a related subpoena from the U.S. Department of Justice (“DOJ”).

On November 5, 2014, the DOJ granted conditional leniency to Tenneco, its subsidiaries and its 50% affiliates as of such date (“2014 Tenneco Entities”) pursuant to an agreement we entered into under the Antitrust Division's Corporate Leniency Policy. This agreement provides important benefits to the 2014 Tenneco Entities in exchange for our self-reporting of matters to the DOJ and our continuing full cooperation with the DOJ's resulting investigation. For example, the DOJ will not bring any criminal antitrust prosecution against the 2014 Tenneco Entities, nor seek any criminal fines or penalties, in connection with the matters we reported to the DOJ. Additionally, there are limits on the liability of the 2014 Tenneco Entities related to any follow-on civil antitrust litigation in the United States. The limits include single rather than treble damages, as well as relief from joint and several antitrust liability with other relevant civil antitrust action defendants. These limits are subject to us satisfying the DOJ and any court presiding over such follow-on civil litigation.

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

Additionally, in February 2018, we settled civil putative class action litigation in the United States brought by classes of direct purchasers, end-payors and auto dealers. No other classes of plaintiffs have brought claims against us in the United States. Based upon earlier developments, including settlement discussions, we established a reserve of $132 million in our second quarter 2017 financial results for settlement costs that were probable, reasonably estimable, and expected to be necessary to resolve our antitrust matters globally, which primarily involves the resolution of civil suits and related claims. Of the $132 million reserve that was established, $79 million was paid through December 31, 2019. In connection with the resolution of certain claims, $9 million was released as a change in estimate from the reserve in the third quarter of 2019 and a payment of $30 million was made in the first quarter of 2020 from amounts that were included in the reserve. At December 31, 2019, the total remaining reserve was $44 million, of which $30 million was recorded in accrued expenses and other current liabilities and $14 million was recorded deferred credits and other liabilities in the consolidated balance sheets. While the Company, including its Federal-Mogul subsidiaries, continues to cooperate with certain competition agencies investigating possible violations of antitrust laws relating to products supplied by the Company, and the Company may be subject to other civil lawsuits and/or related claims, no amount of this reserve is attributable to matters with the DOJ or the EC, and no such amount is expected based on current information.

Our reserve for antitrust matters is based upon all currently available information and an assessment of the probability of events for those matters where we can make a reasonable estimate of the costs to resolve such outstanding matters. Our estimate involves significant judgment, given the number, variety and potential outcomes of actual and potential claims, the uncertainty of future rulings and approvals by a court or other authority, the behavior or incentives of adverse parties or regulatory authorities, and other factors outside of our control. As a result, our reserve may change from time to time, and actual costs may vary. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, we do not expect that any such change in the reserve will have a material adverse effect on our annual consolidated financial position, results of operations or liquidity.

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

As major asbestos manufacturers and/or users continue to go out of business or file for bankruptcy, we may experience an increased number of these claims. We vigorously defend ourselves against these claims as part of our ordinary course of business. In future periods, we could be subject to cash costs or charges to earnings if any of these matters are resolved unfavorably to us. To date, with respect to claims that have proceeded sufficiently through the judicial process, we have regularly achieved favorable resolutions. Accordingly, we presently believe that these asbestos-related claims will not have a material adverse effect on our annual consolidated financial position, results of operations or liquidity.

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

While we vigorously defend ourselves against all of these legal proceedings, claims and investigations and take other actions to minimize our potential exposure, in future periods, we could be subject to cash costs or charges to earnings if any of these matters are resolved on unfavorable terms. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, including our assessment of the merits of the particular claim, except as described above under “Antitrust Investigations”, we do not expect the legal proceedings, claims or investigations currently pending against us will have any material adverse effect on our annual consolidated financial position, results of operations or liquidity.

Warranty Matters
We provide warranties on some of our products. The warranty terms vary but range from one year up to limited lifetime warranties on some of our premium aftermarket products. Provisions for estimated expenses related to product warranty are made at the time products are sold or when specific warranty issues are identified with our products. These estimates are established using historical information about the nature, frequency, and average cost of warranty claims. We believe that the warranty reserve is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the reserve. The reserve is included in both accrued expenses and other current liabilities, and deferred credits and other liabilities in the consolidated balance sheets.

ITEM 4.MINE SAFETY DISCLOSURES.
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following provides information concerning the persons who serve as our executive officers as of March 2, 2020.

Name and Age	Offices Held

Brian J. Kesseler (53)	Chief Executive Officer
Jason M. Hollar (46)	Executive Vice President Finance and Chief Financial Officer
Peng (Patrick) Guo (54)	Executive Vice President and President Clean Air
Rainer Jueckstock (60)	Executive Vice President and President Powertrain
Bradley S. Norton (56)	Executive Vice President and President Original Equipment
Scott Usitalo (61)	Executive Vice President and President Motorparts
Kaled Awada (45)	Senior Vice President and Chief Human Resources Officer
Brandon B. Smith (39)	Senior Vice President, General Counsel and Corporate Secretary
John S. Patouhas (53)	Vice President and Chief Accounting Officer

Brian J. Kesseler — Mr. Kesseler became Chief Executive Officer in January 2020. He served as Co-Chief Executive Officer from October 2018 to January 2020. He was previously Chief Executive Officer from May 2017 to September 2018. He served as Chief Operating Officer from January 2015 to May 2017. Prior to joining Tenneco, he spent more than 20 years working for Johnson Controls Inc., most recently serving as President of the Johnson Controls Power Solutions business. In 2013, he was elected a corporate officer, and was a member of the Johnson Controls executive operating team. Mr. Kesseler also served as the sponsor of Johnson Controls’ Manufacturing Operations Council. Mr. Kesseler joined JCI in 1994 and during his tenure held leadership positions in all of the company’s business units, including serving as Vice President and General Manager, Service-North America, Systems and Services Europe, and Unitary Products Group, for the Building Efficiency business. He began his career with the Ford Motor Company in 1989 and worked in North America Assembly Operations for five years, specializing in manufacturing management. Mr. Kesseler became a director of our company in October 2016.

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

Scott Usitalo - Mr. Usitalo joined Tenneco as Senior Vice President and Chief Marketing Officer in November 2018. Prior to joining Tenneco, Mr. Usitalo was a marketing executive of Kimberly-Clark Company from 2007 to November 2018, most recently serving as Chief Marketing Officer.  Prior to his role at Kimberly-Clark Company, Mr. Usitalo spent over 20 years with Procter & Gamble Company.

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

Our outstanding shares of Class A Common Stock, par value $0.01 per share, are listed on the New York Stock Exchange under the symbol “TEN.” The Company suspended the quarterly dividend in the second quarter of 2019. Our dividend program and the payment of any future cash dividends are subject to continued capital availability, the judgment of our Board of Directors and our continued compliance with the provisions pertaining to the payment of dividends under our debt agreements.

For additional information concerning our payment of dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.

As of February 27, 2020, there were approximately 9,800 holders of record of our Class A Common Stock, including brokers and other nominees, and two holders of record of our Class B Common Stock.

Purchase of equity securities by the issuer and affiliated purchasers
The following table provides information relating to our purchase of shares of our class A common stock in the fourth quarter of 2019. These purchases include shares withheld upon vesting of restricted stock for minimum tax withholding obligations. We generally intend to continue to satisfy statutory minimum tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares.

Period	Total Number of Shares Purchased (1)	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares That May Yet be Purchased Under These Plans or Programs
October 2019	21	$12.98	—	$231,000,000
November 2019	—	—	—	231,000,000
December 2019	—	—	—	$231,000,000
Total	21	$12.98	—

(1)	Shares withheld upon vesting of restricted stock in the fourth quarter of 2019.

During 2015, our Board of Directors approved a share repurchase program, authorizing us to repurchase up to $550 million of our then outstanding class A common stock over a three-year period (“2015 Program”). In February 2017, our Board of Directors authorized the repurchase of up to $400 million of our then outstanding class A common stock over the next three years (“2017 Program”), this included $112 million that remained authorized under the 2015 Program. We generally acquire the shares through open market or privately negotiated transactions, and have historically utilized cash from operations. The repurchase program does not obligate us to repurchase shares within any specific time or situations.

No new share repurchase programs were authorized by our Board of Directors in 2018 or 2019 and we did not repurchase any shares under the 2017 Program in 2018 or 2019. Since we announced the repurchase program in January 2015, we have repurchased 11.3 million shares for $607 million through December 31, 2019. The remaining $231 million authorized for share repurchases under the 2017 Program expired at December 31, 2019.

Recent Sales of Unregistered Securities
None.

Share Performance
The following graph shows a five-year comparison of the cumulative total stockholder return on Tenneco’s common stock as compared to the cumulative total return of two other indexes: a custom composite index (“Peer Group”) and the Standard & Poor’s 500 Composite Stock Price Index. The companies included in the Peer Group are: American Axle & Manufacturing Co., BorgWarner Inc., Cummins Inc., Johnson Controls International Plc, Lear Corp., Magna International Inc., and Meritor, Inc. These comparisons assume an initial investment of $100 and the reinvestment of dividends.

*$100 invested on 12/31/14 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2020 Standard & Poor's, a division of S&P Global. All rights reserved.

	As of December 31
	2014	2015	2016	2017	2018	2019
Tenneco Inc.	$100.00	$81.10	$110.35	$105.18	$50.37	$24.26
S&P 500	$100.00	$101.38	$113.51	$138.29	$132.33	$173.86
Peer Group	$100.00	$76.39	$96.09	$113.51	$87.90	$116.73
The graph and other information furnished in the section titled “Share Performance” under this Part II, Item 5 of this Form 10-K shall not be deemed to be “soliciting” material or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 6. SELECTED FINANCIAL DATA.

The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Operations” in Item 7 and our consolidated financial statements “Financial Statements and Supplementary Data” in Item 8. These items include discussions of factors affecting comparability of the information shown below, including the completion of the acquisition of Federal-Mogul on October 1, 2018 as discussed Note 3, Acquisitions and Divestitures in Item 8.

	Year Ended December 31
	2019	2018	2017	2016	2015
	(Millions Except Share and Per Share Amounts)
Statements of Income Data:
Net sales and operating revenues	$17,450	$11,763	$9,274	$8,597	$8,180
Earnings before interest expense, income taxes, and noncontrolling interests(a)	$121	$322	$413	$484	$507
Net income (loss)	$(220)	$111	$265	$415	$291
Net income (loss) attributable to Tenneco Inc.	$(334)	$55	$198	$347	$237

Basic earnings (loss) per share	$(4.12)	$0.93	$3.75	$6.20	$3.98
Diluted earnings (loss) per share	$(4.12)	$0.93	$3.73	$6.15	$3.94
Cash dividends declared per share	$0.25	$1.00	$1.00	$—	$—

Balance Sheet Data:
Total assets	$13,226	$13,232	$4,796	$4,312	$3,937
Short-term debt	$185	$153	$103	$117	$103
Long-term debt	$5,371	$5,340	$1,358	$1,294	$1,124
Redeemable noncontrolling interests	$196	$138	$42	$40	$41
Total equity	$1,619	$1,916	$682	$573	$425

(a)Includes restructuring charges and asset impairments, net for each year as follows:

	Year Ended December 31
	2019	2018	2017	2016	2015
	(Millions)
Restructuring charges and asset impairments, net	$126	$117	$47	$30	$63

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes included in “Financial Statements and Supplementary Data” in Item 8. All references to “Tenneco,” “we,” “us,” “our” and “the Company” refer to Tenneco Inc. and its consolidated subsidiaries. Notes referenced in this discussion and analysis refer to the notes to consolidated financial statements that are found in “Financial Statements and Supplementary Data” in Item 8.

Certain amounts in the prior years have been aggregated or disaggregated to conform to current year presentation as discussed in Note 2, Summary of Significant Accounting Policies in Item 8. Accordingly, this Management's Discussion and Analysis of Financial Condition and Results of Operations reflect the effects of these reclassifications.

OVERVIEW
Our Company
We are one of the world’s leading manufacturers of clean air, powertrain and ride performance products and systems for light vehicle, commercial truck, off-highway, industrial, and aftermarket customers. Both original equipment (“OE”) vehicle designers and manufacturers, and the repair and replacement markets, or aftermarket, are served globally through leading brands, including Monroe®, Champion®, Öhlins®, MOOG®, Walker®, Fel-Pro®, Wagner®, Ferodo®, Rancho®, Thrush®, National®, and Sealed Power®, among others. As of December 31, 2019, we operated 201 manufacturing facilities worldwide and employed approximately 78,000 people to service our customers’ demands.

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

Öhlins Intressenter AB Acquisition
On January 10, 2019, we completed the acquisition of a 90.5% ownership interest in Öhlins Intressenter AB (the “Öhlins Acquisition”), a Swedish technology company that develops premium suspension systems and components for the automotive and motorsport industries. The purchase price was $162 million. See Note 3, Acquisitions and Divestitures, in our consolidated financial statements included in Item 8 for additional information.

Federal-Mogul Acquisition
On October 1, 2018, we completed the acquisition of a 100% ownership interest in Federal-Mogul LLC (the “Federal-Mogul Acquisition”, and together with the Öhlins Acquisition, the “Acquisitions”). Total consideration was approximately $3.7 billion. See Note 3, Acquisitions and Divestitures, in our consolidated financial statements included in Item 8 for additional information.

Separation Transaction and Change in Reportable Segments
Following the closing of the Federal-Mogul Acquisition, we agreed to use our reasonable best efforts to pursue the separation of the combined company. As such, we previously announced our intention to separate our businesses through a spin-off transaction to form two new, independent, publicly traded companies, a new Powertrain Technology company (“New Tenneco”) and an Aftermarket and Ride Performance company (“DRiV”). Current end-market conditions are affecting our ability to complete a separation within our previously announced timeline and we expect these trends will continue throughout this year. During 2020, we will be focused on the execution of our accelerated performance improvement plan (“Accelerate”) to facilitate the expected separation of New Tenneco and DRiV. The Accelerate program is focused on achieving additional cost savings, improving capital efficiency, and reducing leverage. We have made significant progress to facilitate the planned separation of the DRiV business and have completed all necessary system and process components required for New Tenneco and DRiV to operate independently. In this respect, we are ready to separate the businesses as soon as favorable conditions are present. In order to facilitate the separation, we continue to evaluate multiple strategic alternatives, as well as options to deleverage and mitigate the ongoing effect of challenging market conditions.

The future New Tenneco consists of two existing operating segments, Clean Air and Powertrain:

•
The Clean Air segment designs, manufactures, and distributes a variety of products and systems designed to reduce pollution and optimize engine performance, acoustic tuning, and weight on a vehicle for OEMs; and

•	The Powertrain segment focuses on original equipment powertrain products for automotive, heavy duty, and industrial applications.

In preparation for the separation, in the first quarter of 2019, we began to manage and report our DRiV businesses through two new operating segments as compared to the three operating segments we had previously reported. The DRiV operating segments are Motorparts and Ride Performance. The new Motorparts operating segment consists of the previously reported Aftermarket operating segment as well as the aftermarket portion of the previously reported Motorparts operating segment. The Ride Performance operating segment consists of the previously reported Ride Performance operating segment as well as the OE Braking business that was included in the previously reported Motorparts operating segment:

•
The Motorparts segment engineers, manufactures, sources, and distributes a broad portfolio of products in the global vehicle aftermarket while also servicing the original equipment and original equipment servicers market with products, including vehicle braking systems and a wide variety of chassis, engine, sealing, wiper, filter, lighting, and other general maintenance applications; and

•
The Ride Performance segment designs, manufactures, markets, and distributes a variety of ride performance solutions and systems to a global OE customer base, including noise, vibration, and harshness performance materials, advanced suspension technologies, ride control, and braking.

Costs related to other business activities, primarily corporate headquarter functions, are disclosed separately from the four operating segments as “Corporate.” Prior period operating segment results have been conformed to reflect the Company's current operating segments.

See Note 21, Segment and Geographic Area Information, in our consolidated financial statements included in Item 8 for additional information.

Financial Results for the Year Ended December 31, 2019
Consolidated revenues were $17,450 million, an increase of $5,687 million, or 48%, for the year ended December 31, 2019. The Acquisitions increased revenues by $5,600 million, or 48%. The remaining increase in revenues was primarily driven by the net favorable effects of organic growth from higher sales volume and mix of $370 million and $27 million in net favorable effects of other, this was partially offset by the unfavorable effects of foreign currency exchange of $310 million.

Cost of sales was $14,912 million, an increase of $4,910 million, or 49%, for the year ended December 31, 2019. The Acquisitions increased cost of sales by $4,705 million, or 47%. The remaining increase in cost of sales was primarily driven by incremental costs related to higher sales volume and mix of $429 million, the unfavorable effects of material sourcing of $11 million, and an increase in other costs of $1 million, this was partially offset by the favorable effects of foreign currency exchange of $236 million.

Net income decreased by $331 million to a net loss of $220 million for the year ended December 31, 2019 compared to net income of $111 million for the year ended December 31, 2018. The decrease was primarily driven by:

•
an increase in selling, general, and administrative (“SG&A”) costs, primarily due to the effect of the Acquisitions of $410 million, which was partially offset by a net reduction in SG&A costs of $24 million;

•	an increase in depreciation and amortization of $328 million primarily due to the Acquisitions;

•	an increase in engineering, research, and development of $124 million primarily due to the Acquisitions;

•	an increase in restructuring charges and asset impairments of $9 million;

•	a goodwill impairment charge of $108 million and impairment of indefinite-lived intangible assets of $133 million; and

•	an increase in interest expense and other financing charges of $174 million.
These unfavorable effects were partially offset by:

•	an increase in equity earnings in nonconsolidated affiliates of $25 million, which was the result of the Federal-Mogul Acquisition;

•
an increase in other income (expense), net of $63 million due primarily to the Acquisitions, a recovery of value-added tax in a foreign jurisdiction, and income from an EPA mandate to which we were the beneficiary; and

•	a reduction in income tax expense of $44 million.

Recent Trends and Market Conditions
There is inherent uncertainty in the continuation of the trends discussed below. In addition, there may be other factors or trends that can have an effect on our business. Our business and operating results are affected by the relative strength of:

General economic conditions
Our OE business is directly related to automotive vehicle production by our customers. Automotive production levels depend on a number of factors, including global and regional economic conditions and policies. Demand for aftermarket products is driven by three primary factors: the number of vehicles in operation; the average age of vehicles; and vehicle usage trends (primarily distance traveled).

In December 2019, a strain of coronavirus surfaced in Wuhan, China, which has resulted in plant closures in China, supply chain disruptions, restrictions on travel to China, and a decrease in consumer traffic in China. The coronavirus has spread to multiple countries around the world and we are carefully monitoring the potential impact of the coronavirus in these other countries. The impact to the supply chain as a result of the coronavirus outbreak could further impact production at our and our customers' sites in China, as well as affect production at our and our customers' sites outside of China. We presently believe the impact of lost production in the first quarter of 2020 as a result of the coronavirus will be $150 million on value-add revenue and $50 million on EBITDA. However, the coronavirus outbreak continues to spread as of the date of this report and, accordingly, we cannot predict the extent to which the coronavirus will ultimately affect our business, results of operations or financial condition.

Global vehicle production levels

Light vehicle production (According to IHS Markit, January 2020)
For the year ended 2019, global light vehicle production was down across all major markets in which we operate and down 6% overall compared to 2018. North America, South America, and Europe light vehicle production was down 4% in each of the three regions. Production was down 9% in China and 11% in India.

Global light vehicle production in 2020 is expected to decline by 1% overall compared to 2019. Current projections show a marginal 1% improvement in North America and 4% improvement in South America, which are expected to be more than offset by a 2% reduction in Europe, a 1% decrease in China, and a 4% decline in India.

Commercial truck production (According to IHS Markit, February 2020)
Global commercial truck production decreased by 6% for the full year ending December 31, 2019. European commercial truck production fell 6%, China was down 3%, and India had negative growth of 28%. Brazil remained flat in 2019 when compared with the same twelve month period ending December 31, 2018. There was a 2% increase in commercial truck production in our primary market of North America.

Global commercial truck production is expected to continue to decline during 2020, projecting a 9% overall decline compared to 2019. Current 2020 projections for the major markets in which we operate show North America down 17%, Brazil up 6%, Europe down 4%, China down 10%, and India down 14% over 2019.

RESULTS OF OPERATIONS
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Consolidated Results of Operations

	Year Ended December 31		Increase / (Decrease)
	2019	2018	$ Change	% Change (a)
	(Millions Except Percent, Share and Per Share Amounts)
Revenues
Net sales and operating revenues	$17,450	$11,763	$5,687	48%
Costs and expenses
Cost of sales (exclusive of depreciation and amortization)	14,912	10,002	4,910	49%
Selling, general, and administrative	1,138	752	386	51%
Depreciation and amortization	673	345	328	95%
Engineering, research, and development	324	200	124	62%
Restructuring charges and asset impairments	126	117	9	8%
Goodwill and intangible impairment charges	241	3	238	n/m
	17,414	11,419	5,995	53%
Other income (expense)
Non-service pension and postretirement benefit (costs) credits	(11)	(20)	9	(45)%
Equity in earnings (losses) of nonconsolidated affiliates, net of tax	43	18	25	139%
Loss on extinguishment of debt	—	(10)	10	(100)%
Other income (expense), net	53	(10)	63	n/m
	85	(22)	107	n/m
Earnings (loss) before interest expense, income taxes, and noncontrolling interests	121	322	(201)	(62)%
Interest expense	(322)	(148)	(174)	118%
Earnings (loss) before income taxes and noncontrolling interests	(201)	174	(375)	(216)%
Income tax (expense) benefit	(19)	(63)	44	(70)%
Net income (loss)	(220)	111	(331)	n/m
Less: Net income attributable to noncontrolling interests	114	56	58	104%
Net income (loss) attributable to Tenneco Inc.	$(334)	$55	$(389)	n/m
Earnings (loss) per share
Basic earnings (loss) per share:
Earnings (loss) per share	$(4.12)	$0.93
Weighted average shares outstanding	80,904,060	58,625,087
Diluted earnings (loss) per share:
Earnings (loss) per share	$(4.12)	$0.93
Weighted average shares outstanding	80,904,060	58,758,732

(a) Percentages above denoted as “n/m” are not meaningful to present in the table.

Revenues
Revenues increased by $5,687 million, or 48%, as compared to the year ended December 31, 2018. The Acquisitions increased revenues by $5,600 million, or 48%. The remaining increase in revenues was primarily driven by the net favorable effects of organic growth from higher sales volume and mix of $370 million and $27 million in net favorable effects of other, this was partially offset by the unfavorable effects of foreign currency exchange of $310 million.

The following table reflects our consolidated revenues for the years ended December 31, 2019 and 2018 ($ millions):

Year Ended December 31, 2018	$11,763
Acquisitions	5,600
Drivers in the change of organic revenues:
Volume and mix	370
Currency exchange rates	(310)
Others	27
Year Ended December 31, 2019	$17,450

Cost of sales
Cost of sales increased by $4,910 million, or 49%, as compared to the year ended December 31, 2018. The Acquisitions increased cost of sales by $4,705 million, or 47%. Cost of sales as a percentage of sales remained consistent at 85%. The remaining increase in cost of sales was primarily driven by incremental costs related to higher sales volume and mix of $429 million, the unfavorable effects of material sourcing of $11 million, and an increase in other costs of $1 million, this was partially offset by the favorable effects of foreign currency exchange of $236 million.

The following table lists the primary drivers behind the change in cost of sales ($ millions):

Year Ended December 31, 2018	$10,002
Acquisitions	4,705
Drivers in the change of organic cost of sales:
Volume and mix	429
Material	11
Currency exchange rates	(236)
Others	1
Year Ended December 31, 2019	$14,912

Selling, general, and administrative (SG&A)
SG&A increased by $386 million to $1,138 million compared to $752 million in the year ended December 31, 2018. The increase was primarily due to the effect of the Acquisitions of $410 million. For the year ended December 31, 2019, there was $127 million of acquisition and expected separation costs, $14 million of costs to achieve synergies, and $15 million of cost reduction initiatives, while the year ended December 31, 2018 included $96 million of acquisition and expected separation costs, $25 million of costs to achieve synergies, $18 million of cost reduction initiatives, and $10 million of litigation settlement.

Depreciation and amortization
Depreciation and amortization expense was $673 million for the year ended December 31, 2019 compared to $345 million for the year ended December 31, 2018. The increase of $328 million was due primarily to the Acquisitions which added $299 million of incremental depreciation and amortization expense in the year ended December 31, 2019. In addition, accelerated depreciation expense of $15 million was recognized in the year ended December 31, 2019 on assets associated with plant closures.

Engineering, research, and development
Engineering, research, and development expense was $324 million for the year ended December 31, 2019 compared to $200 million for the year ended December 31, 2018. The increase of $124 million was due primarily to the Acquisitions.

Restructuring charges and asset impairments
Restructuring charges and asset impairments were $126 million for the year ended December 31, 2019 compared to $117 million for the year ended December 31, 2018. Costs incurred in each period primarily relate to facility closures and consolidations, and headcount reduction initiatives. Also included in the year ended December 31, 2019 is an $8 million impairment charge incurred on assets held for sale. See Note 4, Restructuring Charges and Asset Impairments in our consolidated financial statements included in Item 8 for additional information.

Goodwill and intangible impairment charges
Goodwill and intangible impairment charges were $241 million for the year ended December 31, 2019. Goodwill impairment charges of $108 million were recorded for three of our reporting units. These charges included $69 million in the Ride Performance segment as a result of our reporting unit reorganization. In addition, as a result of our goodwill impairment assessment in the fourth quarter of 2019, there were two reporting units where their fair values were lower than their carrying values resulting in a $21 million impairment charge in the Motorparts segment and a $18 million impairment charge in the Powertrain segment. This compared to a $3 million goodwill impairment charge in the year ended December 31, 2018, which related to a reporting unit within the Ride Performance segment.

As a result of our indefinite-lived intangible asset impairment assessment in the fourth quarter of 2019, intangible asset impairment charges of $133 million were recorded for two reporting units in the Motorparts segment.

Non-service pension and postretirement benefit costs (credits)
Non-service pension and postretirement benefit costs decreased by $9 million to $11 million compared to $20 million for the year ended December 31, 2018. This is primarily attributable to a $7 million curtailment gain for the year ended December 31, 2019 as compared to a curtailment loss of $1 million for the year ended December 31, 2018 resulting from the plan amendments approved during 2019 to eliminate postretirement benefits for certain nonunion employees.

Equity in earnings (losses) of nonconsolidated affiliates, net of tax
Equity in earnings (losses) of nonconsolidated affiliates, net of tax increased $25 million to $43 million compared to $18 million in the year ended December 31, 2018. The increase was primarily due to the Federal-Mogul Acquisition.

Loss on extinguishment of debt
Loss on extinguishment of debt of $10 million in the year ended December 31, 2018 related to the repayment of our revolver and term loan A and the new refinancing in connection with the Federal-Mogul Acquisition.

Other income (expense), net
Other income (expense), net increased by $63 million as compared to the year ended December 31, 2018. The Acquisitions increased other income (expense), net by $20 million. The remaining increase was primarily attributable to a recovery of value-added tax in a foreign jurisdiction and income from an EPA mandate to which we were the beneficiary.

Interest expense
Interest expense was $322 million (substantially all in our U.S. operations), net of interest capitalized of $5 million, for the year ended December 31, 2019 compared to $148 million (substantially all in our U.S. operations), net of interest capitalized of $5 million, for the year ended December 31, 2018. The $174 million increase was primarily due to higher interest expense pertaining to the five-year $1.7 billion term loan A facility and the seven-year $1.7 billion term loan B facility that we entered into in connection with the Federal-Mogul Acquisition and the interest expense on Federal-Mogul debt obligations assumed.

Interest expense included losses on sales of accounts receivables, which was $31 million in the year ended December 31, 2019 compared to $16 million in the year ended December 31, 2018. The increase was primarily attributable to the Federal-Mogul Acquisition. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources - Capitalization” later in this Management’s Discussion and Analysis.

Income tax expense (benefit)
Income tax expense was $19 million on loss before income taxes and noncontrolling interests of $201 million for the year ended December 31, 2019 compared to income tax expense of $63 million on earnings before income taxes and noncontrolling interests of $174 million for the year ended December 31, 2018. The tax expense recorded for the year ended December 31, 2019 included tax benefits of $33 million relating to a valuation allowance release for an entity in Spain. In addition, the Company recorded $22 million of tax expense relating to the goodwill impairment charges and $21 million of tax expense relating to gains on transfers of subsidiaries for entities in China and Luxembourg for the year ended December 31, 2019.

The tax expense recorded for the year ended December 31, 2018 included tax benefits of $10 million relating to a valuation allowance release for entities in Australia and $11 million of tax expense for changes in the toll tax. On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted into U.S. law, which, among other provisions, lowered the corporate income tax rate effective January 1, 2018 from 35% to 21%, and implemented significant changes with respect to U.S. tax treatment of earnings originating from outside the U.S. Based on the new guidance, an $11 million discrete charge was recorded in income tax expense for the year ended December 31, 2018.

Net income (loss)
We had a net loss of $220 million for the year ended December 31, 2019 compared to net income of $111 million for the year ended December 31, 2018, a decrease of $331 million, as result of the aforementioned items.

Earnings before interest expense, income taxes, noncontrolling interests, and depreciation and amortization (“EBITDA including noncontrolling interests”)
The following table presents the reconciliation from EBITDA including noncontrolling interests to net income (loss) for the years ended December 31, 2019 and 2018 ($ in millions):

	Year Ended December 31
	2019	2018
EBITDA including noncontrolling interests by Segment:
Clean Air	$582	$599
Powertrain	363	93
Ride Performance	8	69
Motorparts	184	161
Corporate	(343)	(255)
Depreciation and amortization	(673)	(345)
Earnings before interest expense, income taxes, and noncontrolling interests	121	322
Interest expense	(322)	(148)
Income tax (expense) benefit	(19)	(63)
Net income (loss)	$(220)	$111

See “Segment Results of Operations” for further information on EBITDA including noncontrolling interests.

Segment Results of Operations

Overview of Net Sales and Operating Revenues
Our Clean Air segment has substrate sales. Substrates are porous ceramic filters coated with a catalyst - typically, precious metals such as platinum, palladium and rhodium. We do not manufacture substrates, they are supplied to us by Tier 2 suppliers generally directed by our OE customers. We generally earn a small margin on these components of the system. These substrate components have been increasing as a percentage of our revenue as the need for more sophisticated emission control solutions increases to meet more stringent environmental regulations, and as we capture more diesel aftertreatment business. While these substrates dilute our gross margin percentage, they are a necessary component of an emission control system.

Our value-add content in an emission control system includes designing the system to meet environmental regulations through integration of the substrates into the system, maximizing use of thermal energy to heat up the catalyst quickly, efficiently managing airflow to reduce back pressure as the exhaust stream moves past the catalyst, managing the expansion and contraction of the emission control system components due to temperature extremes experienced by an emission control system, using advanced acoustic engineering tools to design the desired exhaust sound, minimizing the opportunity for the fragile components of the substrate to be damaged when we integrate it into the emission control system and reducing unwanted noise, vibration, and harshness transmitted through the emission control system.

We disclose substrate sales amounts because we believe investors utilize this information to understand the effect of this portion of our revenues on our overall business and because it removes the effect of potentially volatile precious metals pricing from our revenues. While our OE customers generally assume the risk of precious metals pricing volatility, it affects our reported revenues.

The table below reflects our segment revenues for the years ended December 31, 2019 and 2018 ($ in millions):

	Segment Revenue
	New Tenneco				DRiV
	Clean Air		Powertrain		Ride Performance		Motorparts		Total Revenue
	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Revenues	$7,121	$6,707	$4,408	$1,112	$2,754	$2,164	$3,167	$1,780	$17,450	$11,763

Value-add revenues	4,094	4,207	4,408	1,112	2,754	2,164	3,167	1,780	14,423	9,263
Currency effect on value-add revenue	113	—	12	—	75	—	42	—	242	—
Value-add revenue excluding currency	$4,207	$4,207	$4,420	$1,112	$2,829	$2,164	$3,209	$1,780	$14,665	$9,263

Substrate sales	$3,027	$2,500	$—	$—	$—	$—	$—	$—	$3,027	$2,500
Effect of Acquisitions	$—	$—	$3,390	$1,112	$686	$215	$1,524	$559	$5,600	$1,886

Light Vehicle Industry Production by Region for Years Ended December 31, 2019 and 2018 (According to IHS Markit, January 2020)

	Year Ended December 31
	2019	2018	Increase (Decrease)	% Increase (Decrease)
	(Number of Vehicles in Thousands)
North America	16,290	16,959	(669)	(4)%
Europe	21,058	21,979	(921)	(4)%
South America	3,278	3,430	(152)	(4)%
China	24,341	26,606	(2,265)	(9)%
India	4,200	4,720	(520)	(11)%

Segment Revenue
Clean Air
Clean Air revenue increased $414 million to $7,121 million compared to $6,707 million for the year ended December 31, 2018. Higher light vehicle and commercial truck revenues, offset partially by lower off highway and other vehicle revenues, resulted in a favorable $606 million effect on revenue in the year ended December 31, 2019. Foreign currency exchange had an unfavorable effect of $181 million on Clean Air revenues, leaving a net unfavorable $11 million of other.

Powertrain
Powertrain full year revenue was $4,408 million for the year ended December 31, 2019 compared to $1,112 million of revenue for the year ended December 31, 2018. The difference of $3,296 million was primarily attributable to a full year of operations for the Powertrain segment as a result of the Federal-Mogul Acquisition.

Ride Performance
Ride Performance revenue increased $590 million to $2,754 million compared to $2,164 million for the year ended December 31, 2018. The Acquisitions increased revenue by $686 million. The remaining decrease of $96 million was due to lower volume and unfavorable mix, particularly in North America of $27 million, and the unfavorable effects of foreign currency exchange of $75 million.

Motorparts
Motorparts revenue increased $1,387 million to $3,167 million compared to $1,780 million for the year ended December 31, 2018. The Federal-Mogul Acquisition increased revenue by $1,524 million. The remaining decrease of $137 million was due to lower volumes and unfavorable mix of $132 million and unfavorable foreign currency exchange of $42 million, which was partially offset by favorable other of $37 million.

EBITDA including noncontrolling interests
The following table presents the EBITDA including noncontrolling interests by segment for the years ended December 31, 2019 and 2018 ($ in millions):

	Year Ended December 31
	2019	2018	2019 vs 2018 Change
EBITDA including noncontrolling interests by Segment:
Clean Air	$582	$599	$(17)
Powertrain	$363	$93	$270
Ride Performance	$8	$69	$(61)
Motorparts	$184	$161	$23

Clean Air
Clean air EBITDA including noncontrolling interest decreased $17 million as compared to the year ended December 31, 2018. The decrease is primarily attributable to lower volume and unfavorable mix and unfavorable performance, partially offset by lower selling, general, and administrative costs and improved operating efficiencies.

Powertrain
As a result of the Federal-Mogul Acquisition, full year Powertrain EBITDA including noncontrolling interests was $363 million for the year ended December 31, 2019. Included in year ended December 31, 2019 was an $18 million goodwill impairment charge recorded as a result of the annual goodwill impairment analysis performed in the fourth quarter of 2019.

Ride Performance
Ride Performance EBITDA including noncontrolling interests decreased $61 million as compared to the year ended December 31, 2018. While the Acquisitions contributed $15 million of additional EBITDA including noncontrolling interests, this increase is more than offset by a goodwill impairment charge of $69 million taken in the year ended December 31, 2019 as a result of our operating segment reorganization. Also contributing to the decrease in EBITDA including noncontrolling interests was net unfavorable volume and mix, less favorable operating performance, and the unfavorable effects of foreign currency. These were partially offset by lower selling, general and administrative costs. The amounts discussed above include an immaterial $5 million charge related to a prior period recorded in the year ended December 31, 2019.

Motorparts
Motorparts EBITDA including noncontrolling interests increased $23 million as compared to the year ended December 31, 2018. The Federal-Mogul Acquisition contributed $214 million of EBITDA including noncontrolling interests to Motorparts in the year ended December 31, 2019. This was partially offset by a $21 million goodwill impairment charge and an indefinite-lived intangible asset impairment charges of $133 million for the year ended December 31, 2019. The remaining decrease included the net unfavorable effects of volume and mix, the unfavorable effects of foreign currency exchange, less favorable operating performance, incremental costs associated with a warranty charge, and costs associated with process harmonization.

The EBITDA including noncontrolling interests results shown in the preceding table include the following items, certain of which may have an effect on the comparability of EBITDA including noncontrolling interests results between periods.

	Reportable Segments
	Clean Air	Powertrain	Ride Performance	Motorparts	Total	Corporate	Reclass & Elims	Total
Year Ended December 31, 2019
Costs to achieve synergies (1):
Restructuring related to synergy initiatives	$6	$1	$2	$11	$20	$2	$—	$22
Other cost to achieve synergies	—	1	—	—	1	6	—	7
Total costs to achieve synergies	6	2	2	11	21	8	—	29

Restructuring and related expenses:
Other restructuring charges and costs(2)	23	30	68	3	124	9	—	133
Asset impairments	1	—	3	1	5	—	—	5
Impairment of assets held for sale	—	—	—	8	8	—	—	8
Total restructuring and related expenses	24	30	71	12	137	9	—	146

Cost reduction initiatives (3)	—	—	—	—	—	15	—	15
Acquisition and expected separation costs(4)	—	—	—	1	1	126	—	127
Purchase accounting adjustments(5)	—	12	4	41	57	—	—	57
Brazil tax credit(6)	(9)	—	(6)	(7)	(22)	—	—	(22)
Antitrust reserve change in estimate(7)	(9)	—	—	—	(9)	—	—	(9)
Out of period adjustment(8)	—	—	5	—	5	—	—	5
Process harmonization(9)	13	—	4	9	26	—	—	26
Warranty charge(10)	—	—	—	8	8	—	—	8
Pension settlement(11)	—	—	—	—	—	(2)	—	(2)
Goodwill and intangibles impairment charge(12)	—	18	69	154	241	—	—	241
Total adjustments	$25	$62	$149	$229	$465	$156	$—	$621

Year Ended December 31, 2018
Costs to achieve synergies (1):
Restructuring related to synergy initiatives	$3	$—	$10	$35	$48	$7	$—	$55
Other cost to achieve synergies	—	—	1	1	2	5	—	7
Total costs to achieve synergies	3	—	11	36	50	12	—	62

Restructuring and related expenses:
Other restructuring charges	11	(2)	43	7	59	(2)	—	57
Asset impairments	—	—	3	—	3	2	—	5
Total restructuring and related expenses	11	(2)	46	7	62	—	—	62

Cost reduction initiatives (3)	—	—	10	—	10	8	—	18
Warranty charge (10)	—	—	5	—	5	—	—	5
Litigation settlement accrual	—	—	9	—	9	1	—	10
Acquisition and expected separation costs(4)	—	—	—	—	—	96	—	96
Loss on extinguishment of debt (13)	—	—	—	—	—	10	—	10
Environmental charge (14)	—	—	—	—	—	4	—	4
Anti-dumping duty charge (15)	—	—	—	16	16	—	—	16
Pension charges (11)	—	—	3	—	3	—	—	3
Purchase accounting adjustments (5)	—	44	5	57	106	—	—	106
Goodwill impairment charge (16)	—	—	3	—	3	—	—	3
Total adjustments	$14	$42	$92	$116	$264	$131	$—	$395

(1) Costs to achieve synergies related to the Acquisitions.
(2) The Ride Performance segment includes $42 million of other charges for the year ended December 31, 2019.
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
(9) Charge due to process harmonization.
(10) Charge related to warranty. Although we regularly incur warranty costs, this specific charge was of an unusual nature in the period incurred.
(11) Charges related to curtailments and settlements of our pension and other postretirement benefit plans in connection with our derisking activities.
(12) Includes non-cash goodwill impairment charge of $108 million and non-cash indefinite lived intangible asset impairment charge of $133 million for the year ended December 31, 2019. See Note 7, Goodwill and Other Intangible Assets, in our consolidated financial statements included in Item 8 for additional information.
(13) Loss on extinguishment of debt as a result of the refinancing of the revolving credit loan and tranche A term loan as a result of the Federal-Mogul Acquisition. See Note 11, Debt and Other Financing Arrangements, in our consolidated financial statements included in Item 8 for additional information.
(14) Environmental charge related to a site whereby an indemnification reverted back to the Company resulting from a 2009 bankruptcy filing of Mark IV Industries.
(15) Charges due to retroactive application of anti-dumping duty on a supplier's products.
(16) Non-cash asset impairment charge related to goodwill.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Consolidated Results of Operations

	Year Ended December 31		Increase / (Decrease)
	2018	2017	$ Change	% Change (a)
	(Millions Except Percent, Share and Per Share Amounts)
Revenues
Net sales and operating revenues	$11,763	$9,274	$2,489	27%
Costs and expenses
Cost of sales (exclusive of depreciation and amortization)	10,002	7,771	2,231	29%
Selling, general, and administrative	752	632	120	19%
Depreciation and amortization	345	226	119	53%
Engineering, research, and development	200	158	42	27%
Restructuring charges and asset impairments	117	47	70	149%
Goodwill and intangible impairment charges	3	11	(8)	(73)%
	11,419	8,845	2,574	29%
Other income (expense)
Non-service pension and postretirement benefit (costs) credits	(20)	(16)	(4)	25%
Equity in earnings (losses) of nonconsolidated affiliates, net of tax	18	(1)	19	n/m
Loss on extinguishment of debt	(10)	(1)	(9)	n/m
Other expense (income), net	(10)	2	(12)	n/m
	(22)	(16)	(6)	38%
Earnings (loss) before interest expense, income taxes, and noncontrolling interests	322	413	(91)	(22)%
Interest expense	(148)	(77)	(71)	92%
Earnings (loss) before income taxes and noncontrolling interests	174	336	(162)	(48)%
Income tax (expense) benefit	(63)	(71)	8	(11)%
Net income (loss)	111	265	(154)	(58)%
Less: Net income attributable to noncontrolling interests	56	67	(11)	(16)%
Net income (loss) attributable to Tenneco Inc.	$55	$198	$(143)	(72)%
Earnings (loss) per share
Basic earnings (loss) per share:
Earnings (loss) per share	$0.93	$3.75
Weighted average shares outstanding	58,625,087	52,796,184
Diluted earnings (loss) per share:
Earnings (loss) per share	$0.93	$3.73
Weighted average shares outstanding	58,758,732	53,026,911

(a) Percentages above denoted as “n/m” are not meaningful to present in the table.

Revenues
Revenues increased by $2,489 million, or 27%, as compared to the year ended December 31, 2017. The Federal-Mogul Acquisition increased revenues by $1,886 million, or 20%. The remaining increase in revenues was primarily driven by the net favorable effects of organic growth from higher sales volume and mix of $597 million and the favorable effects of foreign currency exchange of $12 million, this was partially offset by a net unfavorable other of $6 million.

The following table lists the primary drivers behind the change in revenues ($ millions):

Year ended December 31, 2017	$9,274
Federal-Mogul Acquisition	1,886
Drivers in the change of organic revenues:
Volume and mix	597
Currency exchange rates	12
Others	(6)
Year ended December 31, 2018	$11,763

Cost of sales
Cost of sales increased by $2,231 million, or 29%, as compared to the year ended December 31, 2017. The effect of the Federal-Mogul Acquisition increased cost of sales by $1,637 million, or 21%. The remaining increase in cost of sales was primarily driven by incremental costs related to higher sales volume and mix of $556 million, unfavorable materials sourcing of $13 million, an increase in other costs of $19 million, and the unfavorable effects of foreign currency exchange of $6 million.

The following table lists the primary drivers behind the change in cost of sales ($ millions):

Year ended December 31, 2017	$7,771
Federal-Mogul Acquisition	1,637
Drivers in the change of organic cost of sales:
Volume and mix	556
Material	13
Currency exchange rates	6
Others	19
Year ended December 31, 2018	$10,002

Selling, general and administrative (SG&A)
SG&A increased by $120 million to $752 million compared to $632 million in the year ended December 31, 2017. The increase was primarily due to the effect of the Federal-Mogul Acquisition. Included in the year ended December 31, 2018 was $96 million of acquisition and expected separation costs, $25 million of cost to achieve synergies, $18 million of cost reduction initiatives, and $10 million related to a litigation settlement, while the year ended December 31, 2017 included a $132 million antitrust settlement accrual and $22 million in cost reduction initiatives.

Depreciation and amortization
Depreciation and amortization expense was $345 million for the year ended December 31, 2018 compared to $226 million for the year ended December 31, 2017. The increase was due primarily to the Federal-Mogul Acquisition.

Engineering, research, and development
Engineering, research, and development expense was $200 million for the year ended December 31, 2018 compared to $158 million for the year ended December 31, 2017. The increase was due primarily to the Federal-Mogul Acquisition.

Restructuring charges and asset impairments
Restructuring charges and asset impairments were $117 million for the year ended December 31, 2018 compared to $47 million for the year ended December 31, 2017. Costs incurred in each period primarily relate to facility closures. See Note 4, Restructuring Charges and Asset Impairments, in our consolidated financial statements included in Item 8 for additional information.

Goodwill impairment charges
As a result of our goodwill impairment assessment in the fourth quarter of 2018, we determined the fair value of one of our reporting units in the Ride Performance segment was lower than its carrying value. Accordingly, we recorded a full goodwill impairment charge of $3 million in the fourth quarter of 2018. This compared to an $11 million goodwill impairment related to our Ride Performance segment in the fourth quarter of 2017.

Non-service pension and postretirement benefit costs (credits)
Non-service pension and postretirement benefit costs was up $4 million to $20 million compared to $16 million for the year ended December 31, 2017.

Loss on extinguishment of debt
Loss on extinguishment of debt was $10 million for the year ended December 31, 2018 related to the repayment of our revolver and term loan A and the new refinancing in connection with the Federal-Mogul Acquisition. This compared to a $1 million charge recognized for the year ended December 31, 2017.

Interest expense
Interest expense was $148 million (substantially all in our U.S. operations) net of interest capitalized of $5 million for the year ended December 31, 2018 compared to $77 million (substantially all in our U.S. operations) net of interest capitalized of $6 million for the year ended December 31, 2017. The $71 million increase was primarily due to higher interest expense pertaining to the five-year $1.7 billion term loan A facility and the seven-year $1.7 billion term loan B facility that were entered into in connection with the Federal-Mogul Acquisition and the interest expense on Federal-Mogul debt obligations assumed, partially offset by the lower interest expense as a result of the retirement of the Company's term loan A and revolver borrowings on October 1, 2018 related to the Federal-Mogul Acquisition.

Interest expense included losses on sales of accounts receivables, which was $16 million for the year ended December 31, 2018 and $5 million for the year ended December 31, 2017. The increase was primarily attributable to the Federal-Mogul Acquisition. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources - Capitalization” later in this Management's Discussion and Analysis.

Income tax expense (benefit)
We reported income tax expense of $63 million on earnings before income taxes and noncontrolling interests of $174 million in 2018, as compared to income tax expense of $71 million on earnings before income taxes and noncontrolling interests of $336 million in 2017. The tax expense recorded for the year ended December 31, 2018 included tax benefits of $10 million relating to a valuation allowance release for entities in Australia and $11 million of tax expense for changes in the toll tax. On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted into U.S. law, which, among other provisions, lowered the corporate income tax rate effective January 1, 2018 from 35% to 21%, and implemented significant changes with respect to U.S. tax treatment of earnings originating from outside the U.S. Based on the new guidance, an $11 million discrete charge was recorded in income tax expense for the year ended December 31, 2018.

Net income (loss)
Net income was $111 million for 2018 as compared to $265 million for 2017, a decrease of $154 million, as result of the aforementioned items.

EBITDA including noncontrolling interests
The following table presents the reconciliation from EBITDA including noncontrolling interests to net income (loss) for the years ended December 31, 2018 and 2017 ($ in millions):

	Year Ended December 31
	2018	2017
EBITDA including noncontrolling interests by Segment:
Clean Air	$599	$564
Powertrain	93	—
Ride Performance	69	125
Motorparts	161	195
Corporate	(255)	(245)
Depreciation and amortization	(345)	(226)
Earnings before interest expense, income taxes, and noncontrolling interests	322	413
Interest expense	(148)	(77)
Income tax (expense) benefit	(63)	(71)
Net income (loss)	$111	$265

See “Segment Results of Operations” for further information on EBITDA including noncontrolling interests.

Segment Results of Operations

Revenues
The following table reflects our revenues for the years ended December 31, 2018 and 2017 ($ in millions):

	Segment Revenue
	New Tenneco				DRiV
	Clean Air		Powertrain		Ride Performance		Motorparts		Total Revenue
	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Revenues	$6,707	$6,216	$1,112	$—	$2,164	$1,807	$1,780	$1,251	$11,763	$9,274

Value-add revenues	4,207	4,029	1,112	—	2,164	1,807	1,780	1,251	9,263	7,087
Currency effect on value-add revenue	(31)	—	—	—	4	—	29	—	2	—
Value-add revenue excluding currency	$4,176	$4,029	$1,112	$—	$2,168	$1,807	$1,809	$1,251	$9,265	$7,087

Substrate sales	$2,500	$2,187	$—	$—	$—	$—	$—	$—	$2,500	$2,187
Effect of Acquisitions	$—	$—	$1,112	$—	$215	$—	$559	$—	$1,886	$—

Light Vehicle Industry Production by Region for Years Ended December 31, 2018 and 2017 (Updated according to IHS Markit, January 2020)

	Year Ended December 31
	2018	2017	Increase (Decrease)	% Increase (Decrease)
	(Number of Vehicles in Thousands)
North America	16,959	17,064	(105)	(1)%
Europe	21,979	22,216	(237)	(1)%
South America	3,430	3,291	139	4%
China	26,606	27,726	(1,120)	(4)%
India	4,720	4,457	263	6%

Segment Revenue
Clean Air
Clean Air revenue increased $491 million to $6,707 million in 2018 compared to $6,216 million in 2017. Higher volumes drove a $486 million increase due to higher light vehicle revenues, higher commercial truck, off-highway and other vehicle sales, as well as new platforms. Currency had a $45 million favorable effect on Clean Air revenues.

Powertrain
As a result of the Federal-Mogul Acquisition, Powertrain revenue was $1,112 million for the year ended December 31, 2018.

Ride Performance
Ride Performance revenue increased $357 million to $2,164 million in 2018 compared to $1,807 million in 2017. The increase in revenues is partly due to the Federal-Mogul Acquisition. Higher volumes drove a $138 million increase due to increased light vehicle and commercial truck, off-highway and other vehicles and new platforms. Currency had a $4 million unfavorable effect on Ride Performance revenues.

Motorparts
Motorparts revenue increased $529 million to $1,780 million in 2018 compared to $1,251 million in 2017. The increase in revenues is partly due to the Federal-Mogul Acquisition. Offsetting the increase due to the acquisition was lower volumes and unfavorable mix and the unfavorable effects of foreign currency exchange of $29 million.

EBITDA including noncontrolling interests
The following table presents the EBITDA including noncontrolling interests by segment for the years ended December 31, 2018 and 2017 ($ in millions):

	Year Ended December 31
	2018	2017	2018 vs 2017 Change
EBITDA including noncontrolling interests by Segment:
Clean Air	$599	$564	$35
Powertrain	$93	$—	$93
Ride Performance	$69	$125	$(56)
Motorparts	$161	$195	$(34)

The EBITDA including noncontrolling interests results shown in the preceding table include the following items, certain of which are discussed below under “Adjustments,” which may have an effect on the comparability of EBITDA including noncontrolling interests results between periods:

	Reportable Segments
	Clean Air	Powertrain	Ride Performance	Motorparts	Total	Corporate	Total
	(Millions)
Year Ended December 31, 2018
Costs to achieve synergies (1):
Restructuring related to synergy initiatives	$3	$—	$10	$35	$48	$7	$55
Other cost to achieve synergies	—	—	1	1	2	5	7
Total costs to achieve synergies	3	—	11	36	50	12	62

Restructuring and related expenses:
Other restructuring charges	11	(2)	43	7	59	(2)	57
Asset impairments	—	—	3	—	3	2	5
Total restructuring and related expenses	11	(2)	46	7	62	—	62

Cost reduction initiatives (3)	—	—	10	—	10	8	18
Warranty charge (10)	—	—	5	—	5	—	5
Litigation settlement accrual	—	—	9	—	9	1	10
Acquisition and expected separation costs(4)	—	—	—	—	—	96	96
Loss on extinguishment of debt (13)	—	—	—	—	—	10	10
Environmental charge (14)	—	—	—	—	—	4	4
Anti-dumping duty charge (15)	—	—	—	16	16	—	16
Pension charges (11)	—	—	3	—	3	—	3
Purchase accounting adjustments (5)	—	44	5	57	106	—	106
Goodwill impairment charge (16)	—	—	3	—	3	—	3
Total adjustments	$14	$42	$92	$116	$264	$131	$395

Year Ended December 31, 2017
Restructuring and related expenses	$23	$—	$16	$7	$46	$1	$47
Cost reduction initiatives (3)	4	—	12	3	19	3	22
Loss on extinguishment of debt (13)	—	—	—	—	—	1	1
Warranty settlement (10)	—	—	7	—	7	—	7
Goodwill impairment charge (16)	—	—	7	4	11	—	11
Pension charges/ stock vesting charges (17)	—	—	—	—	—	13	13
Antitrust settlement accrual (18)	—	—	—	—	—	132	132
Gain on sale of unconsolidated JV	—	—	—	—	—	(5)	(5)
Total adjustments	$27	$—	$42	$14	$83	$145	$228

(1) Costs to achieve synergies related to the Acquisitions.
(2) Not used in the tables above.
(3) Costs related to cost reduction initiatives and related incentive and retention bonus programs.
(4) Costs related to the Acquisitions and expected separation.
(5) This primarily relates to a non-cash charge to cost of goods sold for the amortization of the inventory fair value step-up recorded as part of the Acquisitions.
(6) through (9) Not used in the tables above.

(10) Charge related to warranty. Although we regularly incur warranty costs, this specific charge was of an unusual nature in the period incurred.
(11) Charges related to curtailments and settlements of our pension and other postretirement benefit plans in connection with our derisking activities.
(12) Not used in the tables above.
(13) Loss on extinguishment of debt as a result of the refinancing of the revolving credit loan and tranche A term loan as a result of the Federal-Mogul Acquisition. See Note 11, Debt and Other Financing Arrangements, in our consolidated financial statements included in Item 8 for additional information.
(14) Environmental charge related to a site whereby an indemnification reverted back to the Company resulting from a 2019 bankruptcy filing of Mark IV Industries.
(15) Charges due to retroactive application of anti-dumping duty on a supplier's products.
(16) Non-cash asset impairment charge related to goodwill.
(17) Charges related to pension derisking and the acceleration of restricted stock vesting in accordance with the long-term incentive plan.
(18) Charges related to establishing a reserve for settlement costs necessary to resolve the Company's antitrust matters globally.

LIQUIDITY AND CAPITAL RESOURCES

Capitalization

	Year Ended December 31		% Change
	2019	2018
	(millions)
Short-term debt and maturities classified as current	$185	$153	21%
Long-term debt	5,371	5,340	1%
Total debt	5,556	5,493	1%
Total redeemable noncontrolling interests	196	138	42%
Total noncontrolling interests	194	190	2%
Tenneco Inc. shareholders’ equity	1,425	1,726	(17)%
Total equity	1,619	1,916	(16)%
Total capitalization	$7,371	$7,547	(2)%

Short-term debt, which primarily includes borrowings by the parent company and foreign subsidiaries was $185 million and $153 million as of December 31, 2019 and December 31, 2018. We had borrowings under our revolving credit facility of $183 million, which were classified as long-term debt, at December 31, 2019 and no borrowings at December 31, 2018.

The 2019 year-to-date decrease in our shareholders' equity primarily resulted from a net loss of $334 million and an increase in other comprehensive loss of $45 million as a result of the year-end remeasurement of our pension and other postretirement benefit obligations. This was partially offset by an increase in additional paid-in capital for a redeemable noncontrolling interest transaction with one of our owners of $53 million and the favorable effects of changes in foreign exchange rates on the translation of the operations of our foreign subsidiaries into U.S. dollars of $26 million.

Financing Arrangements
The table below shows our borrowing capacity on committed credit facilities as of December 31, 2019:

	Committed Credit Facilities(a) as of December 31, 2019
	Term	Commitments	Borrowings	Letters of Credit(b)	Available
	(millions)
Tenneco Inc. revolving credit agreement	2023	$1,500	$183	$—	$1,317
Tenneco Inc. Term Loan A	2023	1,615	1,615	—	—
Tenneco Inc. Term Loan B	2025	1,683	1,683	—	—
Subsidiaries’ credit agreements	2020-2028	168	159	—	9
		$4,966	$3,640	$—	$1,326

(a)	We are generally required to pay commitment fees on the unused portion of the total commitment.

(b)	Letters of credit reduce the available borrowings under the revolving credit agreement.

The Company also has $60 million of outstanding letters of credit under uncommitted facilities at December 31, 2019.

New Credit Facility - General
On October 1, 2018, we entered into a new credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and other lenders (the “New Credit Facility”) in connection with the acquisition of Federal-Mogul, which has been amended by the first amendment, dated February 14, 2020 (the “First Amendment”), and by the second amendment, dated February 14, 2020 (the “Second Amendment”). The New Credit Facility consists of $4.9 billion of total debt financing, consisting of a five-year $1.5 billion revolving credit facility, a five-year $1.7 billion term loan A facility (“Term Loan A”) and a seven-year $1.7 billion term loan B facility (“Term Loan B”). We paid $8 million in one-time fees in connection with the First Amendment and Second Amendment.

Proceeds from the New Credit Facility were used to finance the cash consideration portion of the Federal-Mogul Acquisition purchase price, to refinance our then existing senior credit facilities, inclusive of the revolver and the tranche term loan A then outstanding (the “Old Credit Facility”), certain senior credit facilities of Federal-Mogul, to pay fees and expenses related to the acquisition, and the financing thereof. The remainder, including future borrowings under the revolving credit facility, will be used for general corporate purposes.

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

The New Credit Facility is secured by substantially all of our domestic assets, our subsidiary guarantors, and by pledges of up to 66% of the stock of certain first-tier foreign subsidiaries. The security for the New Credit Facility is pari passu with the security for the outstanding senior secured notes of Federal-Mogul that we assumed in connection with the acquisition. If any of our foreign subsidiaries is added to the revolving credit facility as a borrower, the obligations of such foreign borrower will be secured by the assets of such foreign borrower, and also will be secured by the assets of, and guaranteed by, the domestic borrowers and domestic guarantors as well as certain of our foreign subsidiaries in the chain of ownership of such foreign borrower.

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

New Credit Facility - Interest Rates and Fees
At December 31, 2019, the interest rate on borrowings under the revolving credit facility and the Term Loan A facility was initially LIBOR plus 1.75%, and would change to 1.50% if our consolidated net leverage ratio were less than 2.5 to 1 and greater than or equal to 1.5 to 1, and would change to 1.25% if the net leverage ratio were less than 1.5 to 1. After giving effect to the First Amendment, the interest rate on borrowings under the revolving credit facility and the Term Loan A facility increased from LIBOR plus 1.75% to LIBOR plus 2.00% and will remain at LIBOR plus 2.00% for each relevant period for which Company’s consolidated net leverage ratio (as defined in the New Credit Facility) is equal to or greater than 3.0 to 1. The First Amendment does not change the step-down of the interest rate at lower consolidated net leverage ratios, which steps down to (a) LIBOR plus 1.75% if the Company’s consolidated net leverage ratio is less than 3.0 to 1 and greater than or equal to 2.5 to 1, (b) LIBOR plus 1.50% if the consolidated net leverage ratio is less than 2.5 to 1 and greater than or equal to 1.5 to 1, and (c) LIBOR plus 1.25% if the consolidated net leverage ratio is less than 1.5 to 1.

Initially, and so long as our corporate family rating is Ba3 (with a stable outlook) or higher from Moody’s Investors Service, Inc. (“Moody’s”) and BB- (with a stable outlook) or higher from Standard & Poor’s Financial Services LLC (“S&P”), the interest rate on borrowings under the Term Loan B facility will be LIBOR plus 2.75%; at any time the foregoing conditions are not satisfied, the interest rate on the Term Loan B facility will be LIBOR plus 3.00%. When the Term Loan B facility is no longer outstanding and we and our subsidiaries have no other secured indebtedness (with certain exceptions set forth in the New Credit Facility), and upon our achieving and maintaining two or more corporate credit and/or corporate family ratings higher than or equal to BBB- from S&P, BBB- from Fitch Ratings Inc. (“Fitch”) and/or Baa3 from Moody’s (in each case, with a stable or positive outlook), the collateral under the New Credit Facility may be released. On June 3, 2019, Moody’s lowered our corporate family rating to B1 and the interest rate on borrowings under the term loan B was raised to LIBOR plus 3.00%.

New Credit Facility - Other Terms and Conditions
The New Credit Facility contains representations and warranties, and covenants which are customary for debt facilities of this type. The covenants limit our ability and the ability of our restricted subsidiaries to, among other things, to (i) incur additional indebtedness or issue preferred stock, (ii) pay dividends or make distributions to our stockholders, (iii) purchase or redeem our equity interests, (iv) make investments, (v) create liens on our assets, (vi) enter into transactions with our affiliates, (vii) sell assets and (viii) merge or consolidate with, or dispose of substantially all of our assets to, other companies. The First Amendment further tightened the restrictions on our ability to pay dividends and make distributions to our stockholders, to make investments and to increase the size of the revolving credit facility, the term loan A facility or the term Loan B facility. The Second Amendment provided greater flexibility for us to apply, at our discretion, the net cash proceeds from a spin-off of DRiV to prepay the senior secured notes, Term Loan A or Term Loan B (subject to the terms of the senior note indentures).

The New Credit Facility includes customary events of default and other provisions that could require all amounts due thereunder to become immediately due and payable, either automatically or at the option of the lenders, if we fail to comply with the terms of the New Credit Facility or if other customary events occur.

The New Credit Facility also contains two financial maintenance covenants for the revolving credit facility and the Term Loan A facility. At December 31, 2019, these financial maintenance covenants include (i) a requirement to have a consolidated net leverage ratio (as defined in the New Credit Facility) as of the end of each fiscal quarter of not greater than 4.0 to 1 through September 30, 2019, 3.75 to 1 through September 30, 2020 and 3.5 to 1 thereafter; and (ii) a requirement to maintain a consolidated interest coverage ratio (as defined in the New Credit Facility) for any period of four consecutive fiscal quarters of not less than 2.75 to 1. After giving effect to the First Amendment, these financial maintenance covenants include (i) a requirement to have a consolidated net leverage ratio (as defined in the New Credit Facility) as of the end of each fiscal quarter of not greater than 4.50 to 1 through March 31, 2021, 4.25 to 1 through September 30, 2021, 4.00 to 1 through March 31, 2022, 3.75 to 1 through September 30, 2022, and 3.5 to 1 thereafter; and (ii) a requirement to maintain a consolidated interest coverage ratio (as defined in the New Credit Facility) for any period of four consecutive fiscal quarters of not less than 2.75 to 1.

The financial ratios required under the New Credit Facility and the actual ratios we calculated as of December 31, 2019 and 2018 are as follows: leverage ratio of 3.46 and 2.74 actual versus 3.75 (maximum) required; and interest coverage ratio of 5.38 and 6.50 actual versus 2.75 (minimum) required.

The covenants in our New Credit Facility generally prohibit us from repaying or refinancing certain subordinated indebtedness. So long as no default exists, we would, however, under our New Credit Facility, be permitted to repay or refinance subordinated indebtedness (i) with the net cash proceeds of permitted refinancing indebtedness (as defined in the New Credit Facility); (ii) in an amount equal to the net cash proceeds of qualified capital stock (as defined in the New Credit Facility) issued after October 1, 2018 and (iii) in exchange for qualified capital stock issued after October 1, 2018; or (iv) with additional payments provided that such additional payments are subject to compliance with the consolidated leverage ratio set forth below after giving effect to such additional payments. Prior to the effectiveness of the First Amendment, the amount of such additional payments in respect of subordinated debt were capped as set forth below:

Pro forma Consolidated Leverage Ratio	Prior to Spin-Off	Post Spin-Off
	(millions)
Greater than 2.25x	$360	$360 x Post Spin-Off EBITDA/Pre Spin-Off EBITDA
Equal to or less than 2.25x	unlimited	unlimited

After giving effect to the First Amendment, such additional payments on subordinated indebtedness (x) will no longer be permitted at any time the pro forma consolidated leverage ratio is greater than 2.00 to 1 after giving effect to such additional payments and (y) will be permitted in an unlimited amount at any time the pro forma consolidated leverage ratio is equal to or less than 2.00 to 1 after giving effect to such additional payments.

Although the New Credit Facility agreement would permit us to repay or refinance our senior notes under certain conditions, any repayment or refinancing of our outstanding notes would be subject to market conditions and either the voluntary participation of note holders or our ability to redeem the notes under the terms of the applicable note indenture. For example, while the New Credit Facility agreement would allow us to repay our outstanding notes via a direct exchange of the notes for either permitted refinancing indebtedness or for shares of our common stock, we do not, under the terms of the agreements governing our outstanding notes, have the right to refinance the notes via any type of direct exchange.

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

At December 31, 2019, we were in compliance with all the financial covenants and operational restrictions of the New Credit Facility.

Senior Notes
A summary of our senior unsecured and secured notes as of December 31, 2019 are as follows:

	2019
	Principal	Carrying Amount(a)	Effective Interest Rate
	(millions)
Senior Unsecured Notes
$225 million of 5.375% Senior Notes due 2024	$225	$222	5.609%
$500 million of 5.000% Senior Notes due 2026	$500	$494	5.219%
Senior Secured Notes
€415 million 4.875% Euro Fixed Rate Notes due 2022	$465	$479	3.599%
€300 million of Euribor plus 4.875% Euro Floating Rate Notes due 2024	$336	$340	4.620%
€350 million of 5.000% Euro Fixed Rate Notes due 2024	$392	$413	3.823%

(a) Carrying amount is net of unamortized debt issuance costs and debt discounts or premiums. Total unamortized debt issuance costs were $76 million as of December 31, 2019. Total unamortized debt (premium) discount, net was $(37) million as of December 31, 2019.

Senior Unsecured Notes
At December 31, 2019, we have outstanding our 5.375% senior unsecured notes due December 15, 2024 (“2024 Senior Notes”) and 5% senior unsecured notes due July 15, 2026 (“2026 Senior Notes” and together with the 2024 Senior Notes, the “Senior Unsecured Notes”). Under the indentures covering the Senior Unsecured Notes, we are permitted to redeem some or all of the outstanding Senior Unsecured Notes, at specified redemption prices that decline to par over a specified period, at any time (a) on or after December 15, 2019, in the case of the 2024 Senior Notes and (b) on or after July 15, 2021, in the case of the 2026 Senior Notes. In addition, the Senior Unsecured Notes may also be redeemed at any time at a redemption price generally equal to 100% of the principal amount thereof plus a “make-whole premium” as set forth in the indentures. We did not redeem any of the Senior Unsecured Notes during the year ended December 31, 2019.

If we experience specified kinds of changes in control, we must offer to repurchase the Senior Unsecured Notes at 101% of the principal amount thereof plus accrued and unpaid interest. In addition, if we sell certain of our assets and do not apply the proceeds from the sale in a certain manner within 365 days of the sale, we must use such unapplied sales proceeds to make an offer to repurchase the 2024 Senior Notes at 100% of the principal amount thereof plus accrued and unpaid interest.

Senior Secured Notes
In connection with the Acquisition of Federal-Mogul, we assumed (i) €350 million aggregate principal amount of 5.000% euro denominated secured due July 15, 2024 (“5.000% Euro Fixed Rate Notes”), (ii) €415 million aggregate principle amount of 4.875% euro denominated senior secured fixed rate notes due April 15, 2022 (“4.875% Euro Fixed Rate Notes”), and (iii) €300 million aggregate principal amount of floating rate senior secured notes due April 15, 2024 (“Euro Floating Rate Notes,” and together with the 5.000% Euro Fixed Rate Notes and the 4.875% Euro Fixed Rate Notes, the “Senior Secured Notes”) which were outstanding at December 31, 2019. The Senior Secured Notes are secured equally and ratably by a pledge of substantially all the Company's subsidiaries’ domestic assets and by pledges of up to 66% of the stock of certain first-tier foreign subsidiaries. The security for the Senior Secured Notes is pari passu with the security for the New Credit Facility.

We are permitted to redeem some or all of the outstanding Senior Secured Notes at specified redemption prices that decline to par over a specified period, at any time (a) on or after July 15, 2020, in the case of the 5.000% Euro Fixed Rate Notes, (b) on or after April 15, 2019, in the case of the 4.875% Euro Fixed Rate Notes and (c) on or after April 15, 2018, in the case of the Euro Floating Rate Notes. Prior to July 15, 2020, we may also redeem the 5.00% Euro Fixed Rate Notes at any time at a redemption price equal to 100% of the principal amount thereof plus a “make-whole premium” as set forth in the indenture. Further, we may also redeem up to 40% of the 5.000% Euro Fixed Rate Notes with the proceeds of certain equity offerings at any time prior to July 15, 2020 at a redemption price of 105.0% of the principle amount thereto.

If we experience specified kinds of changes in control, we must offer to repurchase the Senior Secured Notes at 101% of the principal amount thereof plus accrued and unpaid interest. In addition, if we sell certain of our assets and do not apply the proceeds from the sale in a certain manner within 365 days of the sale, we must use such unapplied sales proceeds to make an offer to repurchase the Senior Secured Notes at 100% of the principal amount thereof plus accrued and unpaid interest.

We have designated a portion of the Senior Secured Notes as a net investment hedge of our European operations. As such, the fluctuations in foreign currency exchange rates on the value of the designated Senior Secured Notes is recorded to cumulative translation adjustment. See Note 9, Derivatives and Hedging Activities for further details.

Senior Unsecured Notes and Senior Secured Notes - Other Terms and Conditions
Our Senior Unsecured Notes and Senior Secured Notes contain covenants that will, among other things, limit our ability and the ability of our subsidiaries to create liens on their assets and enter into sale and leaseback transactions. In addition, the indentures governing our Senior Secured Notes and 2024 Senior Unsecured Notes contain covenants that restrict our ability and the ability of our subsidiaries to: (i) incur additional indebtedness; (ii) pay dividends or make other distributions to the holders of our capital stock; (iii) repurchase our capital stock; (iv) make investments; (v) sell assets; and (vi) undertake mergers and consolidations.

Subject to limited exceptions, all of our existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee our Senior Unsecured Notes and Senior Secured Notes on a joint and several basis. There are no significant restrictions on the ability of the subsidiaries that have guaranteed these notes to make distributions to us.

As of December 31, 2019, we were in compliance with the covenants and restrictions of these indentures.

Other Debt
Other debt consists primarily of subsidiary debt.

On-Balance Sheet Arrangements
We have securitization programs for some of our accounts receivable, with limited recourse provisions. Borrowings on these securitization programs are recorded in short-term debt.

Borrowings on these securitization programs at December 31, 2019 and 2018 are as follows:

	As of December 31
	2019	2018
	(millions)
Borrowings on securitization programs	$4	$6

Off-Balance Sheet Arrangements
On December 14, 2017, we entered into a new accounts receivable factoring program in the U.S. with a commercial bank. Under this program we sell receivables from certain of our U.S. OE customers at a rate that is favorable versus our senior credit facility. This arrangement is uncommitted and provides for cancellation by the commercial bank with no less than 30 days prior written notice. The amount of outstanding third-party investments in our accounts receivable sold under this program was $222 million and $130 million at December 31, 2019 and 2018.

The Company has two other receivable factoring programs in the U.S. with commercial banks under which we sell receivables from certain of our aftermarket customers to whom we have extended payment terms. Both arrangements are uncommitted and may be terminated with 10 days prior notice for one program and 30 days prior notice for the other program. The amount of outstanding third-party investments in our accounts receivable sold under these programs was $336 million and $387 million at December 31, 2019 and 2018.

The Company also has subsidiaries in several countries in Europe that are parties to accounts receivable factoring facilities. The commitments for these arrangements are generally for one year, but some may be canceled with notice 90 days prior to renewal. In some instances, the arrangement provides for cancellation by the applicable financial institution at any time upon notification. The amount of outstanding third-party investments in our accounts receivable sold under programs in Europe was $289 million and $361 million at December 31, 2019 and 2018.

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

In the U.S and Canada, we participate in supply chain financing programs with certain of our aftermarket customers to whom we have extended payment terms whereby the accounts receivable are satisfied through the early receipt of negotiable financial instruments that are payable at a later date when payments from our customers are due. We sell these financial instruments before their maturity date to various financial institutions at a discount. Such financial instruments sold to financial institutions with outstanding maturity dates totaled $190 million and $133 million at December 31, 2019 and 2018.

If these supply chain financing programs with our participating aftermarket customers were terminated or the financial institutions that currently participate in these programs were to reduce their purchases, our borrowings under our revolving credit agreement might increase, although this could be partially mitigated by exercising our right to shorten payment terms with certain of the aftermarket customers whose accounts receivable we sell under the U.S. and Canadian programs in the event that those programs are terminated or otherwise reduced.

The amount of accounts receivable outstanding and derecognized for these factoring and drafting arrangements was $1.0 billion and $1.0 billion as of December 31, 2019 and 2018. In addition, the outstanding deferred purchase price receivable was $33 million and $24 million as of December 31, 2019 and 2018.

Proceeds from the factoring of accounts receivable qualifying as sales and drafting programs was $5.0 billion, $3.4 billion, and $2.0 billion for the years ended December 31, 2019, 2018, and 2017.

Expenses associated with these arrangements for the years ended December 31, 2019, 2018, and 2017 are as follows:

	Year Ended December 31
	2019	2018	2017
	(millions)
Loss on sale of receivables (a)	$31	$16	$5

(a) Included in interest expense within the consolidated statements of income (loss).

Supply Chain Financing
Certain of our suppliers in the U.S. participate in supply chain financing programs under which they securitize their accounts receivables from us. Financial institutions participate in the supply chain financing programs on an uncommitted basis and can cease purchasing receivables or drafts from our suppliers at any time. If the financial institutions did not continue to purchase receivables or drafts from our suppliers under these programs, the participating vendors may have a need to renegotiate their payment terms with us which in turn could cause our borrowings under our revolving credit facility to increase. The amount of outstanding accounts receivables and drafts sold by our suppliers under these programs were $33 million and $54 million at December 31, 2019 and 2018. We are in the process of winding down these programs and expect to end them by mid-2020.

Capital Requirements
We believe that cash flows from operations, combined with our cash on hand, subject to any applicable withholding taxes upon repatriation of cash balances from our foreign operations where most of our cash balances are located, and available borrowing capacity described above, assuming that we maintain compliance with the financial covenants and other requirements of the New Credit Facility, will be sufficient to meet our future capital requirements, including debt amortization, capital expenditures, pension contributions, and other operational requirements, for the following year. Our ability to meet the financial covenants depends upon a number of operational and economic factors, many of which are beyond our control. In the event that we are unable to meet these financial covenants, we would consider several options to meet our cash flow needs. Such actions include additional restructuring initiatives and other cost reductions, sales of assets, reductions to working capital and capital spending, issuance of equity and other alternatives to enhance our financial and operating position. Should we be required to implement any of these actions to meet our cash flow needs, we believe we can do so in a reasonable time frame.

Cash Flows

Operating Activities
As summarized in the table below, net cash provided by operating activities for the years ended December 31, 2019, 2018, and 2017 were as follows:

	Year Ended December 31
	2019	2018	2017
	(millions)
Operational cash flow before changes in operating assets and liabilities	$532	$433	$502

Changes in operating assets and liabilities:
Receivables	(225)	(174)	(76)
Inventories	284	27	(94)
Payables and accrued expenses	(66)	291	136
Accrued interest and income taxes	3	(19)	1
Other assets and liabilities	(84)	(119)	48
Total change in operating assets and liabilities	(88)	6	15
Net cash provided (used) by operating activities	$444	$439	$517

Cash provided by operations for the year ended December 31, 2019 increased by $5 million compared to the year ended December 31, 2018. The net increase was primarily the result of:

•	an improvement in operational cash flow before changes in operating assets and liabilities of $99 million resulting from the full year inclusion of the operating results of Federal-Mogul; and

•
offset by an increase in cash used by working capital of $94 million. The $94 million decrease in working capital items was primarily driven by an increase in factored receivables that are shown as proceeds from deferred purchase price of factored receivables in the investing activities, partially offset by a reduction of inventory levels.

Cash provided by operations for the year ended December 31, 2018 decreased by $78 million compared to the year ended December 31, 2017. The net decrease was primarily the result of:

•
cash flows provided by the operations of Federal-Mogul, which was acquired in the fourth quarter of 2018, of approximately $234 million, this included a cash outflow of $61 million related to the settlement of a litigation matter that was assumed as part of the Federal-Mogul Acquisition (see Note 3, Acquisitions and Divestitures for further information);

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

Investing Activities

	Year Ended December 31
	2019	2018	2017
	(millions)
Acquisitions, net of cash acquired	$(158)	$(2,194)	$—
Proceeds from sale of assets	20	9	8
Net proceeds from sale of business	22	—	—
Proceeds from sale of investment in nonconsolidated affiliates	2	—	9
Cash payments for plant, property, and equipment	(744)	(507)	(419)
Proceeds from deferred purchase price of factored receivables	250	174	112
Other	2	4	(10)
Net cash provided (used) by investing activities	$(606)	$(2,514)	$(300)

In 2019, cash used by the Öhlins Acquisition, net of cash acquired, was $158 million. See “Note 3, Acquisitions and Divestitures” for additional details. We also received $22 million in cash for the sale of our wipers business that was part of our Motorparts segment.

Capital expenditures were $744 million, $507 million, and $419 million for the years ended December 31, 2019, 2018, and 2017. These capital expenditures were primarily related to investing in new facilities, upgrading existing products, continuing new product launches, and infrastructure and equipment at our facilities (including investments in software-related intangible assets) to support our manufacturing, distribution, and cost reduction efforts. For 2020, we expect our capital expenditures to be between $610 million and $650 million, depending on timing of expenditures, as we continue to invest in our strategic priorities and growth.

Proceeds from deferred purchase price of factored receivables was $250 million, $174 million, and $112 million for the years ended December 31, 2019, 2018, and 2017. This increase in 2019 as compared to 2018 is primarily attributable to the Federal-Mogul Acquisition.

Financing Activities

	Year Ended December 31
	2019	2018	2017
	(millions)
Proceeds from term loans and notes	$200	$3,426	$160
Repayments of term loans and notes	(341)	(453)	(36)
Borrowings on revolving lines of credit	9,120	5,149	6,664
Payments on revolving lines of credit	(8,884)	(5,405)	(6,737)
Repurchase of common shares	(2)	(1)	(1)
Cash dividends	(20)	(59)	(53)
Debt issuance cost of long-term debt	—	(95)	(8)
Purchase of common stock under the share repurchase program	—	—	(169)
Net decrease in bank overdrafts	(13)	(5)	(7)
Acquisition of additional ownership interest in consolidated affiliates	(10)	—	—
Distributions to noncontrolling interest partners	(43)	(51)	(64)
Other	(4)	(30)	—
Net cash provided (used) by financing activities	$3	$2,476	$(251)

Cash flow provided by financing activities was $3 million for the year ended December 31, 2019. This included borrowings under term loans of $200 million, repayments of term loans of $341 million, and net borrowings under revolving lines of credit of $236 million. In addition, we acquired additional ownership interests in three of our consolidated subsidiaries from the noncontrolling interest partners for $10 million and had distributions to noncontrolling interest partners of $43 million.

Cash flow provided by financing activities was $2,476 million for the year ended December 31, 2018. On October 1, 2018, we issued an aggregate principal amount of $3,400 million as a part of our New Credit Facility, entered into in conjunction with the Federal-Mogul Acquisition. As a part of this New Credit facility we refinanced the revolving credit agreement and tranche A term loan under the Old Credit facility. This included borrowings under term loans of $3,426 million, repayments of term loans of $453 million, and net repayments under revolving lines of credit of $256 million. We also had distributions to noncontrolling interest partners of $51 million.

Cash flow used in financing activities was $251 million for the year ended December 31, 2017. This included $160 million borrowings under term loans and $36 million repayment of terms loans. We also had distributions to noncontrolling interest partners of $64 million.

We did not repurchase any shares during 2019 or 2018. During 2017, we repurchased 2,936,950 shares of our outstanding common stock for $169 million at an average price of $57.57 per share. In February 2017, the Board authorized the repurchase of up to $400 million of common stock over the next three years. This amount includes the remaining $112 million amount authorized under earlier repurchase programs. The remaining $231 million authorized for share repurchases in the 2017 Program expired on December 31, 2019.

Borrowings under our revolving credit facility were $183 million at December 31, 2019. In addition, we had $4 million and $6 million borrowed under our accounts receivable securitization programs at December 31, 2019 and 2018.

Dividends on Common Stock
We suspended the quarterly dividend in the second quarter of 2019. For the year ended December 31, 2019, we paid dividends of $0.25 per share, or $20 million. For the year ended December 31, 2018, we paid dividends of $0.25 per share in each of the quarters, or $59 million in the aggregate. Our dividend program and the payment of any future cash dividends are subject to continued capital availability, the judgment of our Board of Directors and our continued compliance with the provisions pertaining to the payment of dividends under our debt agreements.

Contractual Obligations
Our remaining required debt principal amortization and payment obligations under lease and certain other financial commitments as of December 31, 2019 are shown in the following table:

	Payments due by period:
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(millions)
Revolver borrowings	$183	$—	$—	$183	$—
Senior term loans	3,298	102	332	1,266	1,598
Senior notes	1,918	—	465	953	500
Other subsidiary debt and finance lease obligations	14	4	5	3	2
Short-term debt (including bank overdrafts)	181	181	—	—	—
Total debt obligations	5,594	287	802	2,405	2,100
Pension obligations	1,048	117	228	224	479
Operating leases	367	111	145	71	40
Purchase obligations (a)	240	240	—	—	—
Interest payments	958	244	414	261	39
Capital commitments	106	106	—	—	—
Total payments	$8,313	$1,105	$1,589	$2,961	$2,658
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

Included in our contractual obligations is the amount of interest to be paid on our long-term debt. As our debt structure contains both fixed and variable rate obligations, we have made assumptions in calculating the amount of future interest payments. Interest on our Senior Unsecured Notes is calculated using the fixed rates of 5.375% and 5.000%, and interest on our fixed rate Senior Secured Notes is calculated using the fixed rates of 4.875% and 5.000%. Interest on our variable rate debt is calculated as LIBOR plus the applicable margin in effect at December 31, 2019 for our term loans, and Euribor plus the applicable margin in effect at December 31, 2019 for our floating rate euro notes. We have assumed that both LIBOR and the Euribor rates will remain unchanged for the outlying years.

We have also included an estimate of expenditures required after December 31, 2019 to complete the projects authorized at December 31, 2019, in which we have made substantial commitments in connection with purchasing property, plant and equipment for our operations. For 2020, we expect our capital expenditures to be between $610 million and $650 million.

We have included an estimate of the expenditures necessary after December 31, 2019 to satisfy purchase requirements pursuant to certain ordinary course supply agreements that we have entered into. With respect to our other supply agreements, they generally do not specify the volumes we are required to purchase. In many cases, if any commitment is provided, the agreements state only the minimum percentage of our purchase requirements we must buy from the supplier. As a result, these purchase obligations fluctuate from year-to-year and we are not able to quantify the amount of our future obligations.

We have not included material cash requirements for unrecognized tax benefits or taxes. It is difficult to estimate taxes to be paid as changes in where we generate income can have a significant effect on our future tax payments. We have also not included cash requirements for funding pension and postretirement benefit costs. Based upon current estimates, we believe we will be required to make contributions of approximately $117 million to those plans in 2020. Pension and postretirement contributions beyond 2020 will be required but those amounts will vary based upon many factors, including the performance of its pension fund investments during 2020 and future discount rate changes. For additional information relating to the funding of our pension and other postretirement plans, see Note 13, Pension Plans, Postretirement and Other Employee Benefits, in our consolidated financial statements included in Item 8 for additional information. In addition, we have not included cash requirements for environmental remediation. Based upon current estimates, we believe we will be required to spend approximately $40 million over the next 30 years. However, due to possible modifications in remediation processes and other factors, it is difficult to determine the actual timing of the payments. See Note 15, Commitments and Contingencies, in our consolidated financial statements included in Item 8 for additional information.

We occasionally provide guarantees that could require it to make future payments in the event that the third-party primary obligor does not make its required payments. The Company is not required to record a liability for any of these guarantees.

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

CRITICAL ACCOUNTING ESTIMATES
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which requires us to make estimates and assumptions that affect the reported amounts and disclosures in our consolidated financial statements. These estimates are subject to an inherent degree of uncertainty and actual results could differ from our estimates. Our significant accounting policies have been disclosed in Note 2, Summary of Significant Accounting Policies. The following paragraphs include a discussion of some critical areas where estimates are required.

Goodwill and Other Indefinite-Lived Intangible Assets
We evaluate goodwill for impairment during the fourth quarter of each year, or more frequently if events or circumstances indicate goodwill might be impaired. We perform assessments at the reporting unit level by comparing the estimated fair value of our reporting units with goodwill to the carrying value of the reporting unit to determine if a goodwill impairment exists. If the carrying value of our reporting units exceeds the fair value, the goodwill is considered impaired. Our assessment of fair value utilizes a combination of the income approach, market approach, and, in instances where a reporting unit's free cash flows do not support the value of the underlying assets, an asset approach. In our assessment, for reporting units where the free cash flows support the value of the underlying assets, we apply a 75% weighting to the income approach and a 25% weighting to the market approach. The most significant inputs in estimating the fair value of our reporting units under the income approach are (i) projected operating margins, (ii) the revenue growth rate, and (iii) the discount rate, which is risk-adjusted based on the aforementioned inputs.

Similar to goodwill, we evaluate our indefinite-lived trade names and trademarks for impairment during the fourth quarter of each year, or more frequently if events or circumstances indicated the assets might be impaired. We perform a quantitative assessment of estimating fair values based upon the prospective stream of hypothetical after-tax royalty cost savings discounted at rates that reflect the rates of return appropriate for these intangible assets. The primary, and most sensitive, inputs utilized in determining fair values of trade names and trademarks are (i) projected branded product sales, (ii) the revenue growth rate, (iii) the royalty rate, and (iv) the discount rate, which is risk-adjusted based on the projected branded sales.

The basis of the goodwill impairment and indefinite-lived intangible asset impairment analyses is our annual budget and three-year strategic plan. This includes a projection of future cash flows based on new products, awarded business, customer commitments, and independent market data, which requires us to make significant assumptions and estimates about the extent and timing of future cash flows and revenue growth rates. These estimates and assumptions are subject to a high degree of uncertainty.

While we believe the assumptions and estimates used to determine the estimated fair values are reasonable, due to the many variables inherent in estimating fair value and the relative size of the goodwill and indefinite-lived intangible assets, differences in assumptions could have a material effect on the results of our analysis. Refer to Note 7, Goodwill and Other Intangible Assets, in our consolidated financial statements included in Item 8 for additional information regarding our goodwill and indefinite-lived intangible assets.

Impairment of Long-Lived Assets and Definite-Lived Intangible Assets
We monitor our long-lived and definite-lived intangible assets for impairment indicators on an on-going basis. If impairment indicators exist, we perform the required impairment analysis by comparing the undiscounted cash flows expected to be generated from the long-lived asset groups to the related net book values. If the net book value of the asset group exceeds the undiscounted cash flows, an impairment loss is recognized. Even if an impairment charge is not recognized, a reassessment of the useful lives over which depreciation or amortization is being recognized may be appropriate based on our assessment of the recoverability of these assets.

We estimate cash flows and fair value using internal budgets based on recent sales data, new products, awarded business, customer commitments, and independent market data. The key factors that affect our estimates are (1) future production estimates; (2) customer preferences and decisions; (3) product pricing; (4) manufacturing and material cost estimates; and (5) product life / business retention. Any differences in actual results from the estimates could result in fair values different from the estimated fair values, which could materially affect our future results of operations and financial condition. We believe the projections of anticipated future cash flows and fair value assumptions are reasonable; however, changes in assumptions underlying these estimates could affect our valuations.

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

The approach to establishing the discount rate assumption for both our domestic and international plans is based on high-quality corporate bonds. The weighted-average discount rates used to calculate net periodic benefit cost for 2019 and year-end obligations as of December 31, 2019 were as follows:

	Pension Benefits		Other Postretirement
	U.S.	Non-U.S.
	Plans	Plans	Benefits
Used to calculate net periodic benefit cost	4.2%	2.6%	4.3%
Used to calculate benefit obligations	3.2%	1.7%	3.2%

Our approach to determining expected return on plan asset assumptions evaluates both historical returns as well as estimates of future returns, and is adjusted for any expected changes in the long-term outlook for the equity and fixed income markets and for changes in the composition of pension plan assets. As a result, our estimate of the weighted average long-term rate of return on plan assets for all of our pension plans increased to 5.4% in 2019 from 5.2% in 2018.

Our pension plans generally do not require employee contributions. Our policy is to fund these pension plans in accordance with applicable domestic and international government regulations. At December 31, 2019, all legal funding requirements had been met.

The following table illustrates the sensitivity to a change in certain assumptions for our pension and postretirement benefit plan obligations. The changes in these assumptions have no effect on our funding requirements.

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	Change in 2020 pension expense	Change in PBO	Change in 2020 pension expense	Change in PBO	Change in 2020 pension expense	Change in PBO
25 basis point (“bp”) decrease in discount rate	$(1)	$33	$2	$41	$—	$7
25 bp increase in discount rate	$2	$(31)	$(1)	$(37)	$—	$(6)
25 bp decrease in return on assets rate	$2	n/a	$1	n/a	n/a	n/a
25 bp increase in return on assets rate	$(2)	n/a	$(1)	n/a	n/a	n/a

The assumed health care trend rate affects the amounts reported for our postretirement benefit plan obligations. The following table illustrates the sensitivity to a change in the assumed health care trend rate:

	Total service and interest cost	APBO
100 bp increase in health care cost trend rate	$—	$21
100 bp decrease in health care cost trend rate	$(1)	$(18)

Refer to Note 13, Pension Plans, Postretirement and Other Employee Benefits, in our consolidated financial statements included in Item 8 for additional information regarding our pension and other postretirement employee benefit costs and assumptions.

Warranty Reserves
Where we have offered product warranty and also provide for warranty costs. Provisions for estimated expenses related to product warranty are made at the time products are sold or when specific warranty issues are identified on OE products. These estimates are established using historical information about the nature, frequency, and average cost of warranty claims and upon specific warranty issues as they arise. The warranty terms vary but range from one year up to limited lifetime warranties on some of our premium aftermarket products. While we have not experienced any material differences between these estimates and our actual costs, it is reasonably possible that future warranty issues could arise that could have a material effect on our consolidated financial statements.

Income Taxes
We recognize deferred tax assets and liabilities which reflect the temporary differences between the financial statement carrying value of assets and liabilities and the tax reporting values. Future tax benefits of net operating losses (“NOL”) and tax credit carryforwards are also recognized as deferred tax assets on a taxing jurisdiction basis. We measure deferred tax assets and liabilities using enacted tax rates that will apply in the years in which we expect the temporary differences to be recovered or paid. Changes in tax laws or accounting standards and methods may affect recorded deferred taxes in future periods.

Valuation allowances are recorded to reduce our deferred tax assets to an amount that is more likely than not to be realized. The ability to realize deferred tax assets depends on our ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each tax jurisdiction. In the event our operating performance deteriorates, future assessments could conclude that a larger valuation allowance will be needed to further reduce the deferred tax assets.  We do not believe there is a reasonable likelihood that there will be a material change in the tax related balances or valuation allowance balances. However, due to the complexity of some of these uncertainties, the ultimate resolution may be materially different from the current estimate. Refer to Note 14, Income Taxes, in our consolidated financial statements included in Item 8 for additional information.

In addition, the calculation of our tax benefits and liabilities includes uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize tax benefits and liabilities based on our estimate of whether, and the extent to which, additional taxes will be due. We adjust these liabilities based on changing facts and circumstances; however, due to complexity of some of these uncertainties and the effect of any tax audits, the ultimate resolutions may be materially different from our estimated liabilities.

MARKET RISK SENSITIVITY
We are exposed to certain global market risks, including foreign currency exchange risk, commodity price risk, interest rate risk associated with our debt, and equity price risk associated with our share-based compensation awards.

Foreign Currency Exchange Rate Risk
We manufacture and sell our products in North America, South America, Asia, Europe, and Africa. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which we manufacture and sell our products. We generally try to use natural hedges within our foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, we consider managing certain aspects of our foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the U.S. dollar, euro, British pound, Polish zloty, Singapore dollar, and Mexican peso.

Foreign Currency Forward Contracts — We enter into foreign currency forward purchase and sale contracts to mitigate our exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables. In managing our foreign currency exposures, we identify and aggregate existing offsetting positions and then hedge residual exposures through third-party derivative contracts. The gain or loss on these contracts is recorded as foreign currency gains (losses) within cost of sales in the consolidated statements of income (loss). The fair value of foreign currency forward contracts are recorded in prepayments and other current assets or accrued expenses and other current liabilities in the consolidated balance sheets. The fair value of the Company's foreign currency forward contracts was a net asset position of less than $1 million at December 31, 2019 and a net liability position of less than $1 million at December 31, 2018.

The following table summarizes by major currency the notional amounts for foreign currency forward purchase and sale contracts as of December 31, 2019 (all of which mature in 2020):

		Notional Amount in Foreign Currency
		(millions)
British pounds	—Purchase	4
	—Sell	(1)
Canadian dollars	—Sell	(2)
European euro	—Sell	(21)
Japanese yen	—Sell	(251)
Polish zloty	—Purchase	71
Singapore dollars	—Sell	(17)
South African rand	—Sell	(49)
Mexican pesos	—Purchase	14
U.S. dollars	—Purchase	20

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

The following table summarizes the amounts of foreign currency translation and transaction losses:

	Years Ended December 31
	2019	2018
	(millions)
Translation gains (losses) recorded in accumulated other comprehensive income (loss)	$16	$(134)
Transaction gains (losses) recorded in earnings	$(11)	$15

Senior Secured Notes — We have foreign currency denominated debt, €758 million of which was designated as a net investment hedge in certain foreign subsidiaries and affiliates of ours. As such, an adverse change in foreign currency exchange rates will have no effect on earnings. For the portion not designated as a net investment hedge, we have other natural hedges in place that will offset any adverse change in foreign currency exchange rates.

A hypothetical 10% adverse change in foreign exchange rates between the euro and U.S. dollar would increase the amount of cash required to settle these notes by approximately $142 million as of December 31, 2019.

Commodity Price Risk
Commodity rate price forward contracts are executed to offset a portion of our exposure to the potential change in prices for raw materials including copper, nickel, tin, zinc, and aluminum. The fair value of our commodity price forward contracts was a net asset position of less than $1 million on an equivalent notional amount of $19 million as of December 31, 2019. A hypothetical 10% adverse change in commodity prices would not materially affect our consolidated financial position, results of operations or cash flows with regard to changes in the fair values of commodity forward contracts.

Interest Rate Risk
Our financial instruments that are sensitive to market risk for changes in interest rates are primarily our debt securities. We use our revolving credit facilities to finance our short-term and long-term capital requirements. We pay a current market rate of interest on these borrowings. Our long-term capital requirements have been financed with long-term debt with original maturity dates ranging from four to ten years. On December 31, 2019, we had $1.6 billion par value of fixed rate debt and $3.6 billion par value of floating rate debt. Of the fixed rate debt, $479 million is fixed through 2022, $636 million is fixed through 2024, and $494 million is fixed through 2026. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources — Capitalization” earlier in this Management’s Discussion and Analysis.

We estimate the fair value of our long-term debt at December 31, 2019 was about 99% of its book value. A hypothetical one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $40 million.

Equity Price Risk
We also utilize an equity swap arrangement to offset changes in liabilities related to the equity market risks of our arrangements for deferred compensation and restricted stock unit awards. Gains or losses from changes in the fair value of these equity swaps are generally offset by the losses or gains on the related liabilities. We selectively use cash-settled equity swaps to reduce market risk associated with our deferred compensation liabilities. These equity compensation liabilities increase as our stock price increases and decrease as our stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing us to fix a portion of the liabilities at a certain amount. As of December 31, 2019, the Company hedged its deferred compensation liability related to approximately 600,000 common share equivalents, an increase from 250,000 common share equivalents as of December 31, 2018. The fair value of the Company's equity swap agreement was a net asset position of $1 million at December 31, 2019. A hypothetical 10% adverse change in share prices would not materially affect our consolidated financial position, results of operations or cash flows with regard to the equity swaps as an offsetting change would be applied to the related deferred compensation liability.

ENVIRONMENTAL MATTERS, LEGAL PROCEEDINGS AND PRODUCT WARRANTIES
Note 15—Commitments and Contingencies of the consolidated financial statements included in Item 8 — “Financial Statements and Supplemental Data” is incorporated herein by reference.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information required by Item 7A is included in Note 2, Summary of Significant Accounting Policies; Note 9, Derivatives and Hedging Activities; and Note 10, Fair value of Financial Instruments of the consolidated financial statements and notes included in Item 8. Other information required by Item 7A is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2019 because of the material weakness described below.

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis.

During 2019, the continued integration of the Federal-Mogul acquisition increased the complexity and level of certain financial reporting activities within the North America Motorparts business, without a corresponding change in centralized resource levels. As a result, the Company identified a deficiency within its North America Motorparts business that constitutes a material weakness, as it did not maintain a sufficient complement of resources in the North America Motorparts business to ensure that appropriate controls were designed, maintained and executed, including controls over account reconciliations and manual journal entries, related to the integration of a previously acquired entity within the North America Motorparts business. This material weakness did not result in any material misstatements of the Company’s financial statements or disclosures, but did result in out-of-period adjustments to decrease inventory and increase cost of sales during the quarter ended December 31, 2019. Additionally, this material weakness could result in the misstatement of the relevant account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included herein.

March 2, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Tenneco Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Tenneco Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income (loss), of comprehensive income (loss), of changes in shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the index appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to an insufficient complement of resources in the Company’s North America Motorparts business to ensure that appropriate controls were designed, maintained and executed, including controls over account reconciliations and manual journal entries, related to the integration of a previously acquired entity within that business.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in the accompanying Management’s Report on Internal Control over Financial Reporting. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment
As described in Notes 2 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance was $775 million as of December 31, 2019. Management evaluates goodwill for impairment annually during the fourth quarter, or more frequently if events or circumstances indicate that goodwill might be impaired. An impairment indicator exists when a reporting unit's carrying value exceeds its fair value. Fair value of a reporting unit is estimated using a combination of the income approach and market approach. Assumptions used in the income approach that have the most significant effect on the estimated fair value of the Company’s reporting units are the discount rate, the revenue growth rate and projected operating margins.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment is a critical audit matter are there was significant judgment by management when developing the fair value measurement of the reporting units. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate significant assumptions, including the discount rate, the revenue growth rate and projected operating margins. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s reporting units. These procedures also included, among others, testing management’s process for developing the fair value measurements; evaluating the appropriateness of the income approach and market approach methods; testing the completeness, accuracy, and relevance of underlying data used in developing the fair value measurements; and evaluating the reasonableness of significant assumptions used by management, including the discount rate, the revenue growth rate and projected operating margins. Evaluating the reasonableness of management’s significant assumptions related to the revenue growth rate and projected operating margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s income approach and market approach methods, including certain significant assumptions.

Indefinite-lived Intangible Asset Impairment Assessment
As described in Notes 2 and 7 to the consolidated financial statements, the Company’s consolidated indefinite-lived intangible asset balance was $282 million as of December 31, 2019. Indefinite-lived intangible assets include trade names and trademarks. Management conducts an impairment analysis annually during the fourth quarter, or more frequently if events or circumstances indicate that the assets might be impaired. An impairment exists when the trade names and trademarks' carrying value exceeds its fair value. The fair values of these assets are based upon the prospective stream of hypothetical after-tax royalty cost savings discounted at rates that reflect the rates of return appropriate for these intangible assets. Assumptions used in the impairment assessment of the trade names and trademarks that have the most significant effect on the estimated fair value are projected branded product sales, the revenue growth rate, the royalty rate and the discount rate.

The principal considerations for our determination that performing procedures relating to the indefinite-lived intangible asset impairment assessment is a critical audit matter are there was significant judgment by management when developing the fair value measurement of the trade names and trademarks. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s significant assumptions, including projected branded product sales, the revenue growth rate, the royalty rate and the discount rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived intangible asset impairment assessment, including controls over the valuation of the Company’s trade names and trademarks. These procedures also included, among others, testing management’s process for developing the fair value measurements; evaluating the appropriateness of the valuation model; testing the completeness, accuracy, and relevance of underlying data used in the model; and evaluating the reasonableness of significant assumptions used by management, including projected branded product sales, the revenue growth rate, the royalty rate and the discount rate. Evaluating the reasonableness of management’s assumptions related to projected branded product sales and the revenue growth rate involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of branded products, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s valuation model, including certain significant assumptions.

/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
March 2, 2020

We have served as the Company’s auditor since 2010.

TENNECO INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31
	2019	2018	2017
	(Millions Except Share and Per Share Amounts)
Revenues
Net sales and operating revenues	$17,450	$11,763	$9,274
Costs and expenses
Cost of sales (exclusive of depreciation and amortization)	14,912	10,002	7,771
Selling, general, and administrative	1,138	752	632
Depreciation and amortization	673	345	226
Engineering, research, and development	324	200	158
Restructuring charges and asset impairments	126	117	47
Goodwill and intangible impairment charges	241	3	11
	17,414	11,419	8,845
Other income (expense)
Non-service pension and postretirement benefit (costs) credits	(11)	(20)	(16)
Equity in earnings (losses) of nonconsolidated affiliates, net of tax	43	18	(1)
Loss on extinguishment of debt	—	(10)	(1)
Other income (expense), net	53	(10)	2
	85	(22)	(16)
Earnings (loss) before interest expense, income taxes, and noncontrolling interests	121	322	413
Interest expense	(322)	(148)	(77)
Earnings (loss) before income taxes and noncontrolling interests	(201)	174	336
Income tax (expense) benefit	(19)	(63)	(71)
Net income (loss)	(220)	111	265
Less: Net income attributable to noncontrolling interests	114	56	67
Net income (loss) attributable to Tenneco Inc.	$(334)	$55	$198
Earnings (loss) per share
Basic earnings (loss) per share:
Earnings (loss) per share	$(4.12)	$0.93	$3.75
Weighted average shares outstanding	80,904,060	58,625,087	52,796,184
Diluted earnings (loss) per share:
Earnings (loss) per share	$(4.12)	$0.93	$3.73
Weighted average shares outstanding	80,904,060	58,758,732	53,026,911
The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements of income (loss).

TENNECO INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2019	2018	2017
	(Millions)
Net income (loss)	$(220)	$111	$265
Other comprehensive income (loss)—net of tax
Foreign currency translation adjustments	16	(134)	106
Defined benefit plans	(45)	(22)	17
	(29)	(156)	123
Comprehensive income (loss)	(249)	(45)	388
Less: Comprehensive income (loss) attributable to noncontrolling interests	104	54	69
Comprehensive income (loss) attributable to common shareholders	$(353)	$(99)	$319

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements of comprehensive income (loss).

TENNECO INC.
CONSOLIDATED BALANCE SHEETS

	December 31
	2019	2018
	(Millions, except shares)
ASSETS
Current assets:
Cash and cash equivalents	$564	$697
Restricted cash	2	5
Receivables:
Customer notes and accounts, net	2,438	2,487
Other	100	85
Inventories	1,999	2,245
Prepayments and other current assets	632	590
Total current assets	5,735	6,109
Property, plant and equipment, net	3,627	3,501
Long-term receivables, net	10	10
Goodwill	775	869
Intangibles, net	1,422	1,519
Investments in nonconsolidated affiliates	518	544
Deferred income taxes	607	467
Other assets	532	213
Total assets	$13,226	$13,232
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt, including current maturities of long-term debt	$185	$153
Accounts payable	2,647	2,759
Accrued compensation and employee benefits	325	343
Accrued income taxes	72	64
Accrued expenses and other current liabilities	1,070	1,001
Total current liabilities	4,299	4,320
Long-term debt	5,371	5,340
Deferred income taxes	106	88
Pension and postretirement benefits	1,145	1,167
Deferred credits and other liabilities	490	263
Commitments and contingencies (Note 15)
Total liabilities	11,411	11,178
Redeemable noncontrolling interests	196	138
Tenneco Inc. shareholders’ equity:
Preferred stock—$0.01 par value; none issued	—	—
Class A voting common stock—$0.01 par value; shares issued: (2019—71,727,061; 2018—71,675,379)	1	1
Class B non-voting convertible common stock—$0.01 par value; shares issued: 2019 and 2018—23,793,669	—	—
Additional paid-in capital	4,432	4,360
Accumulated other comprehensive loss	(711)	(692)
Accumulated deficit	(1,367)	(1,013)
	2,355	2,656
Shares held as treasury stock—at cost: 2019 and 2018—14,592,888 shares	(930)	(930)
Total Tenneco Inc. shareholders’ equity	1,425	1,726
Noncontrolling interests	194	190
Total equity	1,619	1,916
Total liabilities, redeemable noncontrolling interests, and equity	$13,226	$13,232
The accompanying notes to the consolidated financial statements are an integral part of these consolidated balance sheets.
TENNECO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2019	2018	2017
	(Millions)
Operating Activities
Net income (loss)	$(220)	$111	$265
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Goodwill and intangible impairment charge	241	3	11
Depreciation and amortization	673	345	226
Deferred income taxes	(151)	(65)	(8)
Stock-based compensation	25	14	14
Restructuring charges and asset impairments, net of cash paid	11	49	8
Change in pension and postretirement benefit plans	(57)	(8)	(15)
Equity in earnings of nonconsolidated affiliates	(43)	(18)	1
Cash dividends received from nonconsolidated affiliates	53	2	—
Changes in operating assets and liabilities:
Receivables	(225)	(174)	(76)
Inventories	284	27	(94)
Payables and accrued expenses	(66)	291	136
Accrued interest and income taxes	3	(19)	1
Other assets and liabilities	(84)	(119)	48
Net cash provided (used) by operating activities	444	439	517
Investing Activities
Acquisitions, net of cash acquired	(158)	(2,194)	—
Proceeds from sale of assets	20	9	8
Net proceeds from sale of business	22	—	—
Proceeds from sale of investment in nonconsolidated affiliates	2	—	9
Cash payments for plant, property, and equipment	(744)	(507)	(419)
Proceeds from deferred purchase price of factored receivables	250	174	112
Other	2	4	(10)
Net cash provided (used) by investing activities	(606)	(2,514)	(300)
Financing Activities
Proceeds from term loans and notes	200	3,426	160
Repayments of term loans and notes	(341)	(453)	(36)
Borrowings on revolving lines of credit	9,120	5,149	6,664
Payments on revolving lines of credit	(8,884)	(5,405)	(6,737)
Repurchase of common shares	(2)	(1)	(1)
Cash dividends	(20)	(59)	(53)
Debt issuance cost of long-term debt	—	(95)	(8)
Purchase of common stock under the share repurchase program	—	—	(169)
Net decrease in bank overdrafts	(13)	(5)	(7)
Acquisition of additional ownership interest in consolidated affiliates	(10)	—	—
Distributions to noncontrolling interest partners	(43)	(51)	(64)
Other	(4)	(30)	—
Net cash provided (used) by financing activities	3	2,476	(251)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	23	(17)	3
Increase (decrease) in cash, cash equivalents, and restricted cash	(136)	384	(31)
Cash, cash equivalents, and restricted cash, beginning of period	702	318	349
Cash, cash equivalents, and restricted cash, end of period	$566	$702	$318

Supplemental Cash Flow Information
Cash paid during the year for interest	$284	$143	$78
Cash paid during the year for income taxes, net of refunds	$177	$113	$95
Non-cash Investing and Financing Activities
Period end balance of trade payables for plant, property, and equipment	$134	$135	$59
Deferred purchase price of receivables factored in the period in investing	$253	$154	$114
Stock issued for acquisition of Federal-Mogul	$—	$(1,236)	$—
Stock transferred for acquisition of Federal-Mogul	$—	$1,236	$—
Redeemable noncontrolling interest transaction with owner	$53	$—	$—
The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements of cash flows.

TENNECO INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Tenneco Inc. Shareholders' equity
	$0.01 Par Value Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Tenneco Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance as of December 31, 2016	$1	$3,098	$(659)	$(1,154)	$(761)	$525	$47	$572
Net income (loss)	—	—	—	198	—	198	31	229
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustments	—	—	104	—	—	104	(1)	103
Defined benefit plans	—	—	17	—	—	17	—	17
Comprehensive income (loss)						319	30	349
Stock-based compensation, net	—	14	—	—	—	14	—	14
Cash dividends ($1.00 per share)	—	—	—	(53)	—	(53)	—	(53)
Purchases of treasury stock	—	—	—	—	(169)	(169)	—	(169)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(31)	(31)
Balance as of December 31, 2017	1	3,112	(538)	(1,009)	(930)	636	46	682
Net income (loss)	—	—	—	55	—	55	27	82
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustments	—	—	(132)	—	—	(132)	—	(132)
Defined benefit plans	—	—	(22)	—	—	(22)	—	(22)
Comprehensive income (loss)						(99)	27	(72)
Adjustments to adopt new accounting standards(a)	—	—	—	—	—	—	—	—
Common stock issued	—	1,236	—	—	—	1,236	—	1,236
Acquisitions	—	—	—	—	—	—	143	143
Stock-based compensation, net	—	12	—	—	—	12	—	12
Cash dividends ($1.00 per share)	—	—	—	(59)	—	(59)	—	(59)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(26)	(26)
Balance as of December 31, 2018	1	4,360	(692)	(1,013)	(930)	1,726	190	1,916
Net income (loss)	—	—	—	(334)	—	(334)	29	(305)
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustments	—	—	26	—	—	26	—	26
Defined benefit plans	—	—	(45)	—	—	(45)	—	(45)
Comprehensive income (loss)						(353)	29	(324)
Acquisition of additional ownership interest in consolidated affiliates	—	(4)	—	—	—	(4)	(6)	(10)
Stock-based compensation, net	—	23	—	—	—	23	—	23
Purchase accounting measurement period adjustment	—	—	—	—	—	—	(2)	(2)
Cash dividends ($0.25 per share)	—	—	—	(20)	—	(20)	—	(20)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(17)	(17)
Redeemable noncontrolling interest transaction with owner	—	53	—	—	—	53	—	53
Balance as of December 31, 2019	$1	$4,432	$(711)	$(1,367)	$(930)	$1,425	$194	$1,619
(a) The cumulative effect of the adoption of ASU 2016-16 was an increase to accumulated deficit of $1 million, and the cumulative effect of the adoption of ASC 606 was a decrease to accumulated deficit of $1 million.
The accompanying notes to the consolidated financial statements are an integral part of these statements of changes in shareholders’ equity.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share amounts, or as otherwise noted)

1.    Description of Business

Tenneco Inc. (“Tenneco” or “the Company”) was formed under the laws of Delaware in 1996. Tenneco designs, manufactures, markets, and sells products and services for light vehicle, commercial truck, off-highway, industrial, and aftermarket customers. The Company is one of the world’s leading manufacturers of innovative clean air, powertrain, and ride performance products and systems, and serves both original equipment manufacturers (“OEM”) and replacement markets worldwide.

On January 10, 2019, the Company completed the acquisition of a 90.5% ownership interest in Öhlins Intressenter AB (“Öhlins”, the “Öhlins Acquisition”), a Swedish technology company that develops premium suspension systems and components for the automotive and motorsport industries.

Effective October 1, 2018, the Company completed the acquisition of Federal-Mogul LLC (“Federal-Mogul”) (the “Federal-Mogul Acquisition”, and together with the Öhlins Acquisition, the “Acquisitions”), a global supplier of technology and innovation in vehicle and industrial products for fuel economy, emissions reductions, and safety systems. Federal-Mogul serves the world’s foremost OEM and servicers (“OES”, and together with OEM, “OE”) of automotive, light, medium and heavy-duty commercial vehicles, off road, agricultural, marine, rail, aerospace, and power generation and industrial equipment, as well as the worldwide aftermarket. Following the closing of the Federal-Mogul Acquisition, the Company agreed to use its reasonable best efforts to pursue the separation of the combined company to form two new, independent, publicly traded companies, a new Powertrain Technology company (“New Tenneco”) and an Aftermarket and Ride Performance company (“DRiV”).

2.    Summary of Significant Accounting Policies

Basis of Presentation
The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Reclassifications: Certain amounts in the prior years have been aggregated or disaggregated to conform to current year presentation. These reclassifications included reclassifying amounts related to restructuring and asset impairments from cost of sales (exclusive of depreciation and amortization); selling, general, and administrative expenses; engineering, research, and development; and other income (expense) into a separate financial statement line item within the statements of income (loss). In addition, loss on sale of receivables was reclassified from other income (expense) to interest expense. These reclassifications affected the three and twelve months ended December 31, 2018 and 2017 and have no effect on previously reported net income, other comprehensive income (loss), and the cash provided (used) by operating, investing or financing activities within the consolidated statements of cash flows. In addition, the Company recorded immaterial charges of $7 million in its Motorparts segment in the three months ended June 30, 2019 and $5 million in its Ride Performance segment in the three months ended September 30, 2019, both related to prior periods.

Summary of Significant Accounting Policies
Principles of Consolidation: The Company consolidates into its financial statements the accounts of the Company, all wholly owned subsidiaries, and any partially owned subsidiary it has the ability to control. Control generally equates to ownership percentage, whereby investments more than 50% owned are consolidated, investments in affiliates of 50% or less but greater than 20% are accounted for using the equity method, and investments in affiliates of 20% or less are accounted for using the cost method. See Note 8, Investment in Nonconsolidated Affiliates.

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

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Cash and Cash Equivalents: The Company considers all highly liquid investments with maturities of 90 days or less from the date of purchase to be cash equivalents. The carrying value of cash and cash equivalents approximate fair value.

Restricted Cash: The Company is required to provide cash collateral in connection with certain contractual arrangements and statutory requirements. The Company has $2 million and $5 million of restricted cash at December 31, 2019 and 2018 in support of these arrangements and requirements.

Notes and Accounts Receivable: Notes and accounts receivable are stated at net realizable value, which approximates fair value. Receivables are reduced by an allowance for amounts that may become uncollectible in the future. The allowance is an estimate based on expected losses, current economic and market conditions, and a review of the current status of each customer's trade accounts or notes receivable. A receivable is past due if payments have not been received within the agreed-upon invoice terms. Account balances are charged-off against the allowance when management determines the receivable will not be recovered.

The allowance for doubtful accounts on short-term and long-term accounts receivable was $28 million and $17 million at December 31, 2019 and 2018. The allowance for doubtful accounts on short-term and long-term notes receivable was zero at both December 31, 2019 and 2018.

Inventories: Inventories are stated at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) or average cost methods. Work in process includes purchased parts such as substrates coated with precious metals. Cost of inventory includes direct materials, labor, and applicable manufacturing overhead costs. The value of inventories is reduced for excess and obsolescence based on management's review of on-hand inventories compared to historical and estimated future sales and usage.

Redeemable Noncontrolling Interests: The Company has noncontrolling interests with redemption features. These redemption features could require the Company to make an offer to purchase the noncontrolling interests in the event of a change in control of Tenneco Inc. or certain of its subsidiaries.

At December 31, 2019, the Company holds redeemable noncontrolling interests of $44 million which are not currently redeemable, or probable of becoming redeemable. The redemption of these noncontrolling interests is not solely within the Company's control, therefore, they are presented in the temporary equity section of the Company's consolidated balance sheets. The Company does not believe it is probable the redemption features related to these noncontrolling interest securities will be triggered, as a change in control event is generally not probable until it occurs. As such, these noncontrolling interests have not been remeasured to redemption value.

In addition, at December 31, 2019, the Company holds redeemable noncontrolling interests of $152 million which are currently redeemable, or probable of becoming redeemable. These noncontrolling interests are also presented in the temporary equity section of the Company's consolidated balance sheets and have been remeasured to redemption value. The Company immediately recognizes changes to redemption value as a component of noncontrolling interest income (loss) in the consolidated statements of income (loss). These redeemable noncontrolling interests include the following:

•
A 9.5% ownership interest in Öhlins Intressenter AB (the “KÖ Interest”) was retained by K Öhlin Holding AB (“Köhlin”), as a result of the Öhlins Acquisition on January 10, 2019. Köhlin has an irrevocable right at any time after the third anniversary of the Öhlins Acquisition to sell the KÖ Interest to the Company. Since it is probable the KÖ Interest will become redeemable, the Company recognized the change in carrying value and recorded an adjustment of $5 million to reflect its redemption value of $21 million as of December 31, 2019; and

•
A redeemable noncontrolling interests for a subsidiary in India acquired by the Company as part of the Federal-Mogul Acquisition on October 1, 2018. In accordance with local regulations, the Company initiated the process to make a tender offer of the shares it does not own due to the change in control triggered by the Federal-Mogul Acquisition. As of December 31, 2019, the related shares are currently redeemable and the tender offer price to redeem the shares exceeded the carrying value. The Company recognized the change in the carrying value and recorded an adjustment of $53 million to reflect its redemption value of $131 million as of December 31, 2019. See Note 22, Related Party Transactions, for additional information related to the tender offer of this redeemable noncontrolling interest.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is a rollforward of the activity in the redeemable noncontrolling interests for the years ended December 31, 2019, 2018 and 2017:

	December 31
	2019	2018	2017
Balance at beginning of period	$138	$42	$40
Net income attributable to redeemable noncontrolling interests	27	29	36
Other comprehensive (loss) income	(10)	(2)	3
Acquisition and other	17	96	—
Purchase accounting measurement period adjustments	(8)	—	—
Contributions received	—	6	—
Redemption value remeasurement adjustments	58	—	—
Distributions to noncontrolling interests	(26)	(33)	(37)
Balance at end of period	$196	$138	$42

Long-Lived Assets: Long-lived assets, such as property, plant, and equipment and definite-lived intangible assets are recorded at cost or fair value established at acquisition. Definite-lived intangible assets include customer relationships and platforms, patented and unpatented technology, and licensing agreements. Long-lived asset groups are evaluated for impairment when impairment indicators exist. If the carrying value of a long-lived asset group is impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset group exceeds its fair value. Depreciation and amortization are computed principally on a straight-line basis over the estimated useful lives of the assets for financial reporting purposes. Expenditures for maintenance and repairs are expensed as incurred.

Goodwill, net: Goodwill is determined as the excess of fair value over amounts attributable to specific tangible and intangible assets. Goodwill is evaluated for impairment during the fourth quarter of each year, or more frequently, if impairment indicators exist. An impairment indicator exists when a reporting unit's carrying value exceeds its fair value. When performing the goodwill impairment testing, a reporting units' fair value is based on valuation techniques using the best available information. The assessment of fair value utilizes a combination of the income approach and market approach. The impairment charge is the excess of the goodwill carrying value over the implied fair value of goodwill using a one-step quantitative approach.

Trade Names and Trademarks: Trade names and trademarks are stated at fair value established at acquisition or cost. These indefinite-lived intangible assets are evaluated for impairment during the fourth quarter of each year, or more frequently, if impairment indicators exist. An impairment exists when a trade name and trademarks' carrying value exceeds its fair value. The fair values of these assets are based upon the prospective stream of hypothetical after-tax royalty cost savings discounted at rates that reflect the rates of return appropriate for these intangible assets. The impairment charge is the excess of the assets carrying value over its fair value.

Pre-production Design and Development and Tooling Assets: The Company expenses pre-production design and development costs as incurred unless there is a contractual guarantee for reimbursement from the original equipment (“OE”) customer. Costs for molds, dies, and other tools used to make products sold on long-term supply arrangements for which the Company has title to the assets are capitalized in property, plant, and equipment and amortized to cost of sales over the shorter of the term of the arrangement or over the estimated useful lives of the assets. Costs for molds, dies, and other tools used to make products sold on long-term supply arrangements for which the Company has a contractual guarantee for reimbursement or has the non-cancelable right to use the assets during the term of the supply arrangement from the customer are capitalized in prepayments and other current assets.

Prepayments and other current assets included $162 million and $193 million at December 31, 2019 and 2018 for in-process tools and dies being built for OE customers and unbilled pre-production design and development costs.

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

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Income Taxes: Deferred tax assets and liabilities are recognized on the basis of the future tax consequences attributable to temporary differences that exist between the financial statement carrying value of assets and liabilities and the respective tax values, and net operating losses (“NOL”) and tax credit carryforwards on a taxing jurisdiction basis. Deferred tax assets and liabilities are measured using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. The effect on deferred tax assets and liabilities of a change in tax rates is recorded in the results of operations in the period that includes the enactment date under the law.

Deferred income tax assets are evaluated quarterly to determine if valuation allowances are required or should be adjusted. Valuation allowances are established in certain jurisdictions based on a more likely than not standard. The ability to realize deferred tax assets depends on the Company's ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each tax jurisdiction. The Company considers the various possible sources of taxable income when assessing the realization of its deferred tax assets. The valuation allowances recorded against deferred tax assets generated by taxable losses in certain jurisdictions will affect the provision for income taxes until the valuation allowances are released. The Company's provision for income taxes will include no tax benefit for losses incurred and no tax expense with respect to income generated in these jurisdictions until the respective valuation allowance is eliminated.

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

Investments with registered investment companies, common and preferred stocks, and certain government debt securities are valued at the closing price reported on the active market on which the securities are traded. Corporate debt securities are valued by third-party pricing sources using the multi-dimensional relational model using instruments with similar characteristics. Hedge funds and the collective trusts are valued at net asset value (“NAV”) per share which are provided by the respective investment sponsors or investment advisers.

Revenue Recognition: The Company accounts for a contract with a customer when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable.

Revenue is recognized for sales to OE and aftermarket customers when transfer of control of the related good or service has occurred. Revenue from most OE and aftermarket goods and services is transferred to customers at a point in time. The customer is invoiced once transfer of control has occurred and the Company has a right to payment. Typical payment terms vary based on the customer and the type of goods and services in the contract. The period of time between invoicing and when payment is due is not significant. Amounts billed and due from customers are classified as accounts receivable in the consolidated balance sheets. Standard payment terms are less than one year and the Company applies the practical expedient to not assess whether a contract has a significant financing component if the payment terms are less than one year.

Performance Obligations: The majority of the Company's customer contracts with OE and aftermarket customers are long-term supply arrangements. The performance obligations are established by the enforceable contract, which is generally considered to be the purchase order but, in some cases could be the delivery release schedule. The purchase order, or related delivery release schedule, is of a duration of less than one year. As such, the Company does not disclose information about remaining performance obligations that have original expected durations of one year or less, for which work has not yet been performed.

Rebates: The Company accrues for rebates pursuant to specific arrangements primarily with aftermarket customers. Rebates

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

generally provide for payments to customers based upon the achievement of specified purchase volumes and are recorded as a reduction of sales as earned by such customers.

Product Returns: Certain aftermarket contracts with customers include terms and conditions that result in a customer right of return that is accounted for on a gross basis. For these contracts the Company has recorded a refund liability within other accrued liabilities and a return asset within other current assets in the consolidated balance sheets.

Shipping and Handling Costs: Shipping and handling costs associated with outbound freight after control of a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of sales in the consolidated statements of income (loss).

Sales and Sales Related Taxes: The Company collects and remits taxes assessed by various governmental authorities that are both imposed on and concurrent with revenue-producing transactions with its customers. These taxes may include, but are not limited to, sales, use, value-added, and some excise taxes. The collection and remittance of these taxes is reported on a net basis.

Contract Balances: Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date on contracts with customers. The contract assets are transferred to accounts receivable when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been met, and therefore, revenue has not been recognized. There have been no impairment losses recognized related to any accounts receivable or contract assets arising from the Company’s contracts with customers.

Engineering, Research, and Development: The Company records engineering, research, and development costs (“R&D”) net of customer reimbursements as they are considered a recovery of cost.

Advertising and Promotion Expenses: The Company expenses advertising and promotional expenses as incurred and these expenses were $45 million, $36 million, and $40 million for the years ended December 31, 2019, 2018, and 2017.

Other Income (Expense): Other income (expense) primarily includes a $22 million recovery of value-added tax in a foreign jurisdiction.

Foreign Currency Translation: Exchange adjustments related to foreign currency transactions and remeasurement adjustments for foreign subsidiaries whose functional currency is the U.S. dollar are reflected in the consolidated statements of income (loss). Translation adjustments of foreign subsidiaries for which local currency is the functional currency are reflected in the consolidated balance sheets as a component of accumulated other comprehensive income (loss). Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in earnings as incurred, except for those intercompany balances for which settlement is not planned or anticipated in the foreseeable future. The amounts recorded in cost of sales in the consolidated statements of income (loss) for foreign currency transactions included $11 million of losses, $15 million of gains, and $4 million of losses for the years ended December 31, 2019, 2018, and 2017.

Asset Retirement Obligations: The Company records asset retirement obligations ("ARO") when liabilities are probable and amounts can be reasonably estimated. The Company's primary ARO activities relate to the removal of hazardous building materials at its facilities.

Derivative Financial Instruments: For derivative instruments to qualify as hedging instruments, they must be designated as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. Gains and losses related to a hedge are either recognized in income immediately to offset the gain or loss on the hedged item or are deferred and reported as a component of accumulated other comprehensive income (loss) and subsequently recognized in earnings when the hedged item affects earnings. The change in fair value of the ineffective portion of a derivative financial instrument, determined using the hypothetical derivative method, is recognized in earnings immediately. The gain or loss related to derivative financial instruments not designated as hedges are recognized immediately in earnings. Cash flows related to hedging activities are included in the operating section of the consolidated statements of cash flows.

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

Leases: In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update supersedes the lease requirements in Topic 840, Leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flow arising from a lease. The Company adopted this update on January 1, 2019 using the modified retrospective method without the recasting of comparative periods’ financial information, as permitted by the transition guidance. See Note 16, Leases.

Revenue Recognition: The Company adopted ASU 2014-09, as incorporated into Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers ("ASC 606"), on January 1, 2018, which required it to recognize revenue when a customer obtains control rather than when substantially all risks and rewards of a good or service have been transferred. ASU 2014-09 was adopted by applying the modified retrospective method under which the cumulative effect is recognized in equity at the date of initial application. ASC 606 has been applied to all contracts at the date of initial application. The cumulative effect of the adoption was recognized as a decrease to accumulated deficit of $1 million.

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

Accounting Standards Issued But Not Yet Adopted
Intangibles: In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The amendments in this update are effective for interim and annual periods for the Company beginning on January 1, 2020. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the potential effect of this new guidance on its consolidated financial statements.

Retirement Benefits: In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20). The amendments in this update remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. The amendments in this update are effective for fiscal years ending after December 15, 2020 with early adoption permitted. The Company evaluated the potential effect of this new guidance on its consolidated financial statements and concluded that it will not early adopt this standard.

Fair Value Measurements: In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). The new guidance modifies disclosure requirements related to fair value measurement. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Implementation on a prospective or retrospective basis varies by specific disclosure requirement. The standard also allows for early adoption of any removed or modified disclosures upon issuance of this ASU while delaying adoption of the additional disclosures until their effective date. The Company is currently evaluating the potential effect of this new guidance on its consolidated financial statements.

Income Taxes: In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for the

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Company in the first quarter of 2021 on a prospective basis, and early adoption is permitted. The Company is currently evaluating the potential effect of this new guidance on its consolidated financial statements.

3.     Acquisitions and Divestitures

Öhlins Intressenter AB Acquisition
The Company finalized the valuation of the assets and liabilities of the Öhlins Acquisition during the fourth quarter of 2019. During the year ended December 31, 2019, the Company adjusted the initial allocation of the total purchase consideration, which resulted in a $14 million increase to goodwill.

The purchase price for the 90.5% ownership interest in Öhlins was $162 million. The remaining 9.5% ownership interest in Öhlins (the “KÖ Interest”) was retained by K Öhlin Holding AB (“Köhlin”). Köhlin has an irrevocable right at any time after the third anniversary of the Öhlins Acquisition to sell the KÖ Interest to the Company. Refer to Note 2, Summary of Significant Accounting Policies, for further information on the KÖ Interest.

The following table summarizes the final fair values of assets acquired and liabilities assumed as of the acquisition date and the measurement period adjustments made during the year ended December 31, 2019:

	Initial Allocation	Adjustments	Final Allocation
Cash, cash equivalents, and restricted cash	$4	$—	$4
Customer notes and accounts receivable	19	—	19
Inventories	31	—	31
Prepayments and other current assets	2	—	2
Property, plant, and equipment	8	—	8
Goodwill	28	14	42
Intangibles	135	(2)	133
Other assets	9	—	9
Total assets acquired	236	12	248

Short-term debt, including current maturities of long-term debt	10	—	10
Accounts payable	11	—	11
Accrued compensation and employee benefits	12	—	12
Deferred income taxes	18	12	30
Deferred credits and other liabilities	6	—	6
Total liabilities assumed	57	12	69
Redeemable noncontrolling interest	17	—	17
Net assets acquired	$162	$—	$162

Goodwill of $42 million was recognized as part of the acquisition and is reflected in the Ride Performance segment. The goodwill consists of the Company’s expected future economic benefits that will result from the acquisition of Öhlins’ technology, which will allow the Company to more rapidly grow its product offerings for current and future customers, as well as assist the Company in obtaining a larger share of business in developing mobility markets. None of the goodwill is deductible for tax purposes.

Other intangible assets acquired include the following:

	Estimated Fair Value	Weighted-Average Useful Lives
Definite-lived intangible assets:
Customer platforms and relationships	$37	10 years
Technology rights	41	10 years
Total definite-lived intangible assets	78

Indefinite-lived intangible assets:
Trade names and trademarks	55
Total	$133

The Company recorded a $5 million step-up of inventory to its fair value as of the acquisition date and recognized $5 million as a non-cash charge to cost of goods sold during the year ended December 31, 2019 related to the amortization of this step-up, as the acquired inventory was sold.

Pro Forma Results
Pro forma results of operations have not been presented because the effects of the Öhlins Acquisition were not material to the Company’s consolidated results of operations.

Acquisition of Federal-Mogul
On October 1, 2018, the Company closed on the acquisition of all of the interests in Federal-Mogul pursuant to the Membership Interest Purchase Agreement, dated as of April 10, 2018 (the “Purchase Agreement”), by and among the Company, Federal-Mogul, American Entertainment Properties Corporation (“AEP” and, together with certain affiliated entities, the “Sellers”) and Icahn Enterprises L.P. (“IEP”). Total consideration was approximately $3.7 billion. Following the completion of the Federal-Mogul Acquisition, Federal-Mogul was merged with and into the Company, with the Company continuing as the surviving company.

At the effective date of the Federal-Mogul Acquisition, the Company's certificate of incorporation was amended and restated (the “Amended and Restated Certificate of Incorporation”) in order to create a new class of non-voting convertible common stock of the Company called “Class B Non-Voting Common Stock” (“Class B Common Stock”) with 25,000,000 shares authorized, and to reclassify the Company's existing common stock as “Class A Voting Common Stock” (“Class A Common Stock” and, together with the Class B Common Stock, the “common stock”). See Note 18, Shareholders' Equity for additional information on the conversion features of the Class B Common Stock. On the same date, the Company also entered into a new credit facility in connection with the Federal-Mogul Acquisition. The new credit facility includes $4.9 billion of total debt financing, consisting of a five-year $1.5 billion revolving credit facility, a five-year $1.7 billion term loan A facility and a seven-year $1.7 billion term loan B facility. See Note 11, Debt and Other Financing Arrangements, for additional information.

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

The Company (i) paid to AEP an aggregate amount in cash equal to $800 million (the “Cash Consideration”) and (ii) issued and delivered to AEP an aggregate of 29,444,846 shares of common stock at $41.99 per share (the “Stock Consideration”). The $1.2 billion of common stock was comprised of: (a) 5,651,177 shares of Class A Common Stock, par value $0.01 equal to 9.9 percent of the aggregate number of shares of Class A Common Stock issued and outstanding immediately following the closing, and (b) 23,793,669 shares of newly created Class B Common Stock, par value $0.01. The remaining consideration of approximately $1.7 billion was comprised primarily of the repayments of certain Federal-Mogul debt obligations.

Advisory costs associated with the Federal-Mogul Acquisition were $68 million for the year ended December 31, 2018 and were recognized as a component of selling, general, and administrative expenses in the consolidated statements of income (loss).

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the purchase price (in millions, except for share data):

Tenneco shares issued for purchase of Federal-Mogul	29,444,846
Tenneco share price at October 1, 2018	$41.99
Fair value of the Stock Consideration	1,236

Cash Consideration(a)	811
Repayment of Federal-Mogul debt and accrued interest (b)	1,660
Total consideration	$3,707

(a) Cash consideration also included $11 million in advisory fees paid to a third-party.
(b) Portion of the proceeds from the issuance of the $4.9 billion new credit facility that was used to repay Federal-Mogul’s term loan and revolver loan of $1,455 million and $200 million, and the related accrued interest of $5 million.

The following table summarizes the final fair values of assets acquired and liabilities assumed as of the acquisition date and the measurement period adjustments made during the year ended December 31, 2019:

	Initial Allocation	Adjustments	Final Allocation
Cash, cash equivalents, and restricted cash	$277	$—	$277
Customer notes and accounts receivable	1,258	(4)	1,254
Other receivables	62	—	62
Inventories	1,551	(8)	1,543
Prepayments and other current assets	198	—	198
Property, plant, and equipment	1,711	(28)	1,683
Long-term receivables	48	—	48
Goodwill	825	(22)	803
Intangibles	1,530	47	1,577
Investments in nonconsolidated affiliates	528	(4)	524
Deferred income taxes	166	30	196
Other assets	55	(5)	50
Total assets acquired	8,209	6	8,215

Short-term debt, including current maturities of long-term debt	130	—	130
Accounts payable	957	4	961
Accrued compensation and employee benefits	231	—	231
Accrued income taxes	49	—	49
Accrued expenses and other current liabilities	522	(7)	515
Long-term debt	1,315	—	1,315
Deferred income taxes	56	24	80
Pension and postretirement benefits	879	—	879
Deferred credits and other liabilities	124	(5)	119
Total liabilities assumed	4,263	16	4,279

Redeemable noncontrolling interests	96	(8)	88
Noncontrolling interests	143	(2)	141
Net assets and noncontrolling interests acquired	$3,707	$—	$3,707

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The Company recorded a $149 million step-up of inventory to its fair value as of the acquisition date. The Company recognized non-cash charges to cost of goods sold of $44 million and $105 million for the years ended December 31, 2019 and 2018.

The Company's consolidated statements of income (loss) included net sales and operating revenues of $7,218 million and $1,886 million for the year ended December 31, 2019 and 2018, and a net loss of $269 million and $69 million for the year ended December 31, 2019 and 2018 associated with the operating results of Federal-Mogul.

Pro Forma Results (Unaudited)
The following table summarizes, on a pro forma basis, the combined results of operations of the Company and Federal-Mogul business as though the Acquisition and the related financing had occurred as of January 1, 2017. The pro forma results are not necessarily indicative of either the actual consolidated results had the acquisition of Federal-Mogul occurred on January 1, 2017 or of future consolidated operating results. Actual operating results for the year ended December 31, 2019 have been included in the table below for comparative purposes.

	Actual	Pro Forma
	For the Year Ended December 31
	2019	2018	2017
Net sales and operating revenues	$17,450	$17,860	$17,153
Earnings (loss) before income taxes and noncontrolling interests	$(201)	$488	$235
Net income (loss) attributable to Tenneco Inc.	$(334)	$275	$372
Basic earnings (loss) per share of common stock	$(4.12)	$3.41	$4.52
Diluted earnings (loss) per share of common stock	$(4.12)	$3.40	$4.51

These pro forma amounts have been calculated after applying the Company's accounting policies and the results presented above primarily reflect: (i) depreciation adjustments relating to fair value adjustments to property, plant, and equipment; (ii) amortization adjustments relating to fair value estimates of intangible assets; (iii) incremental interest expense, net on assumed indebtedness, the new credit facility, debt issuance costs, and fair value adjustments to debt; (iv) adjustment for loss to income available to common shareholders from noncontrolling interest tender offer; and (v) cost of goods sold adjustments relating to fair value adjustments to inventory. Pro forma adjustments described above have been tax affected using the Company's effective rate during the respective periods.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In 2018, the Company incurred $96 million of acquisition related costs. These expenses are included in Selling, general, and administrative on the Company's consolidated statements of income (loss) for the year ended December 31, 2018. These expenses, as well as $4 million of expenses incurred by Federal-Mogul in 2018 prior to the acquisition, are reflected in the pro forma earnings for the year ended December 31, 2017, in the table above.

Other Matters Related to the Federal-Mogul Acquisition
On March 3, 2017, and May 1, 2017, certain purported former stockholders of Federal-Mogul Holdings Corporation (“FMHC”) filed a petition in the Delaware Court of Chancery seeking an appraisal of the value of common stock they claim to have held at the time of the January 23, 2017 merger of IEH FM Holdings, LLC into FMHC. IEH FM Holdings, LLC was a wholly owned subsidiary of AEP and a subsidiary of IEP. The two cases were consolidated on May 10, 2017 into: “In re Appraisal of Federal-Mogul Holdings LLC, C.A. No. 2017-0158-AGB.”

Federal-Mogul received a capital contribution of $56 million on June 29, 2018 from its then-parent, IEP, in connection with this matter. At October 1, 2018, Federal-Mogul’s litigation reserve was $55 million, along with accrued interest of $6 million, which was assumed as part of the Federal-Mogul Acquisition. On October 19, 2018, the Company reached an agreement with the plaintiffs to settle their claims for $12.01 per share, inclusive of interest payable, or an aggregate of approximately $61 million. The Company paid this settlement in the fourth quarter of 2018.

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

As the Company continues to rationalize its product portfolio and focus on core product lines, the Company has classified a non-core business in the Motorparts segment as held for sale. As of December 31, 2019, expected proceeds from a sale would have been $22 million, which is representative of its fair value. The related assets and liabilities were classified as held for sale as of December 31, 2019. A sale is expected to occur within the next year.

On March 1, 2019, in accordance with a stock and asset purchase agreement, the Company sold certain assets and liabilities related to its wipers business in the Motorparts segment for a sale price of $29 million, subject to adjustment based on terms of the sale agreement. Proceeds from the sale were $22 million, subject to customary working capital adjustments. The majority of the assets and liabilities transferred on the closing date and the remaining assets and liabilities transferred to the buyer on October 1, 2019. The related assets and liabilities were classified as held for sale as of December 31, 2018.

The related assets and liabilities classified as held for sale as of December 31, 2019 and 2018 were as follows:

	December 31
	2019	2018
Assets
Receivables	$5	$—
Inventories	8	33
Other current assets	1	5
Long-lived assets	18	23
Goodwill	4	—
Impairment on carrying value	(8)	—
Total assets held for sale	$28	$61
Liabilities
Accounts payable	4	21
Accrued liabilities	2	7
Other liabilities	—	11
Total liabilities held for sale	$6	$39

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The assets and liabilities held for sale are recorded in prepayments and other current assets and accrued expenses and other current liabilities in the consolidated balance sheets as of December 31, 2019 and 2018.

4.    Restructuring Charges, Asset Impairments, and Other, Net

Restructuring and Other Charges
The Company's restructuring activities are undertaken as necessary to execute management's strategy and streamline operations, consolidate and take advantage of available capacity and resources, and ultimately achieve net cost reductions. Restructuring activities include efforts to integrate and rationalize the Company's business and to relocate operations to best cost locations.

The Company's restructuring charges consist primarily of employee costs (principally severance and/or termination benefits), and facility closure and exit costs.

For the years ended December 31, 2019, 2018, and 2017, restructuring charges, net and asset impairments by segment are as follows:

	Year Ended December 31, 2019
	Clean Air	Powertrain	Ride Performance	Motorparts	Corporate	Total
Severance and other charges, net	$29	$31	$28	$14	$11	$113

Restructuring asset impairments	—	—	3	—	—	3
Other non-restructuring asset impairments	1	—	—	1	—	2
Impairment of assets held for sale	—	—	—	8	—	8
Total asset impairment charges	1	—	3	9	—	13
Total restructuring charges, asset impairments, and other	$30	$31	$31	$23	$11	$126

	Year Ended December 31, 2018
	Clean Air	Powertrain	Ride Performance	Motorparts	Corporate	Total
Severance and other charges, net	$14	$(2)	$53	$42	$5	$112

Restructuring asset impairments	—	—	3	—	—	3
Other non-restructuring asset impairments	—	—	—	—	2	2
Total asset impairment charges	—	—	3	—	2	5
Total restructuring charges, asset impairments, and other	$14	$(2)	$56	$42	$7	$117

	Year Ended December 31, 2017
	Clean Air	Powertrain	Ride Performance	Motorparts	Corporate	Total
Severance and other charges, net	$23	$—	$16	$7	$1	$47
Total asset impairment charges	—	—	—	—	—	—
Total restructuring charges, asset impairments, and other	$23	$—	$16	$7	$1	$47

In the year ended December 31, 2019, the Company incurred charges for the following items:

•
The Company incurred $12 million in restructuring and related costs and decreased previously recorded estimates by $3 million related to a restructuring plan designed to achieve a portion of the synergies the Company anticipates achieving in connection with the Federal-Mogul Acquisition. Pursuant to the plan, the Company will reduce its

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

headcount globally across all segments. The Company began implementing headcount reductions in January 2019. The Federal-Mogul Acquisition is discussed further in Note 3, Acquisitions and Divestitures.

•
The Company incurred $20 million in restructuring and other costs, offset by $6 million in changes to previously recorded estimates, related to several actions in Europe within its Clean Air segment. These actions included a plant closure, plant consolidation actions, and headcount reduction initiatives. Clean Air also incurred $14 million in restructuring and other costs in Asia related to the wind-down of one of its consolidated joint ventures, a plant closure, plant consolidation, and a headcount reduction initiative.

•	The Company incurred $22 million in restructuring and other costs related to a global cost reduction program within Powertrain segment and $5 million in costs related to a plant closure.

•
The Company incurred $19 million in restructuring and other costs related to plant relocation and closures within its Ride Performance segment. The Company expects the actions to be completed by the second quarter of 2020.

•	The Company incurred $10 million in restructuring and other costs primarily related to head count reduction initiatives within its Motorparts segment.

•	The Company incurred $9 million in restructuring for the elimination of certain redundant positions within the executive management team recognized in corporate.

In the year ended December 31, 2018, the Company incurred charges for the following items:

•	The Company incurred $25 million in restructuring and related costs, related to the accelerated move of the Beijing Ride Performance plant. This move was completed in 2019.

•	The Company incurred $10 million in restructuring charges related to headcount reductions at a Clean Air manufacturing plant in Germany.

•
In October 2018, the Company announced a plan to close its ride performance plants in Owen Sound, Ontario and Hartwell, Georgia as part of an initiative to realign its manufacturing footprint to enhance operational efficiency and respond to changing market conditions and capacity requirements. The Company recorded charges of $21 million in 2018, including asset write-downs of $3 million. The charges included severance payments to employees, the cost of decommissioning equipment, and other costs associated with this action.

•
The Company incurred a $45 million charge related to a restructuring plan designed to achieve a portion of the synergies the Company anticipates achieving in connection with the acquisition of Federal-Mogul. Pursuant to the plan, the Company will reduce its headcount globally across all segments. The Company began implementing headcount reductions in January 2019 and actions continued through the end of 2019. The Federal-Mogul Acquisition is discussed further in Note 3, Acquisitions and Divestitures.

•
The Company incurred an additional $16 million in restructuring and related costs, including asset write-downs of $2 million, for cost improvement initiatives at various other operations around the world.

In the year ended December 31, 2017, the Company incurred charges for the following items:

•
On June 29, 2017, the Company announced a restructuring initiative to close its Clean Air manufacturing plant in O'Sullivan Beach, Australia and downsize its Ride Performance plant in Clovelly Park, Australia when General Motors and Toyota ended vehicle production in the country in October 2017. All such restructuring activities related to this initiative were completed in 2018. The Company recorded total charges related to this initiative of $19 million in 2017. The charges included severance payments to employees, the cost of decommissioning equipment, a lease termination payment, and other costs associated with this action.

•
In the fourth quarter of 2017, the Company began to accelerate a required move of its Beijing Ride Performance plant outside of Beijing area. The Company incurred $6 million of restructuring and related costs due to this relocation.

•	The Company recognized a $9 million charge related to the planned closing of its Clean Air plant in Ghent, Belgium due to the scheduled end of production on a customer platform in 2020.

•	The Company incurred an additional $13 million in restructuring and related costs for cost improvement initiatives at various other operations around the world.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restructuring Reserve Rollforward
The following table is a rollforward of amounts related to activities that were charged to restructuring reserves by reportable segments for the years ended December 31, 2019, 2018, and 2017:

	Clean Air	Powertrain	Ride Performance	Motorparts	Total Reportable Segments	Corporate	Total
Balance at December 31, 2016	$2	$—	$6	$6	$14	$1	$15
Provisions	23	—	16	7	46	1	47
Payments	(12)	—	(16)	(9)	(37)	(2)	(39)
Foreign currency	1	—	1	—	2	—	2
Balance at December 31, 2017	14	—	7	4	25	—	25
Federal-Mogul Acquisition	—	22	1	14	37	—	37
Provisions	14	1	53	42	110	5	115
Held for sale	—	—	—	(2)	(2)	—	(2)
Revisions to estimates	—	(3)	—	—	(3)	—	(3)
Payments	(10)	(5)	(36)	(15)	(66)	(2)	(68)
Foreign currency	(1)	—	—	—	(1)	—	(1)
Balance at December 31, 2018	17	15	25	43	100	3	103
Provisions	35	31	29	19	114	11	125
Revisions to estimates	(6)	—	(1)	(5)	(12)	—	(12)
Payments	(23)	(16)	(30)	(41)	(110)	(5)	(115)
Balance at December 31, 2019	$23	$30	$23	$16	$92	$9	$101

The following table provides a summary of the Company's consolidated restructuring liabilities and related activity for each type of exit costs for the years ended December 31, 2019, 2018, and 2017:

	Employee Costs	Facility Closure and Other Costs	Total
Balance at December 31, 2016	$8	$7	$15
Provisions	31	16	47
Payments	(22)	(17)	(39)
Foreign currency	2	—	2
Balance at December 31, 2017	19	6	25
Federal-Mogul Acquisition	37	—	37
Provisions	90	25	115
Held for sale	(2)	—	(2)
Revisions to estimates	(4)	1	(3)
Payments	(41)	(27)	(68)
Foreign currency	(1)	—	(1)
Balance at December 31, 2018	98	5	103
Provisions	103	22	125
Revisions to estimates	(12)	—	(12)
Payments	(92)	(23)	(115)
Balance at December 31, 2019	$97	$4	$101

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5.    Inventories

At December 31, 2019 and 2018, inventory by major classification was as follows:

	December 31
	2019	2018
Finished goods	$1,027	$1,116
Work in process	460	562
Raw materials	408	457
Materials and supplies	104	110
Total inventories	$1,999	$2,245

6.    Property, Plant and Equipment, Net
The components of property, plant and equipment—net were as follows:

	December 31		Useful Life
	2019	2018
Land	$270	$293	—
Buildings and improvements	1,058	1,023	10 to 50 years
Machinery, equipment and tooling	4,503	4,041	3 to 25 years
Capitalized software	397	378	3 to 12 years
Other, including construction in progress	570	568	—
Property, plant and equipment, cost	6,798	6,303
Less: Accumulated depreciation and amortization	(3,171)	(2,802)
Property, plant and equipment, net	$3,627	$3,501

For the years ended December 31, 2019, 2018, and 2017 depreciation and amortization related to property, plant and equipment was $535 million, $313 million, and $223 million.

7.    Goodwill and Other Intangible Assets

The Company performed a quantitative goodwill and indefinite-lived asset impairment analysis during the fourth quarter. The basis of the goodwill impairment and indefinite-lived intangible asset analyses is the Company's annual budget and three-year strategic plan. This includes a projection of future cash flows, which requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows and revenue growth rates. These represent Company-specific inputs and assumptions about the use of the assets, as observable inputs are not available. These estimates and assumptions are subject to a high degree of uncertainty. Due to the many variables inherent in estimating fair value and the relative size of the goodwill and indefinite-lived intangible assets, differences in assumptions could have a material effect on the results of the analyses.

In the goodwill impairment analysis, for reporting units with goodwill, fair values are estimated using a combination of the income approach and market approach. The Company applies a 75% weighting to the income approach and a 25% weighting to the market approach. The most significant inputs in estimating the fair value of the Company's reporting units under the income approach are (i) projected operating margins, (ii) the revenue growth rate, and (iii) the discount rate, which is risk-adjusted based on the aforementioned inputs.

For the indefinite-lived asset impairment analysis, the fair value is based upon the prospective stream of hypothetical after-tax royalty cost savings discounted at rates that reflect the rates of return appropriate for these intangible assets. The primary, and most sensitive, inputs utilized in determining fair values of trade names and trademarks are (i) projected branded product sales, (ii) the revenue growth rate, (iii) the royalty rate, and (iv) the discount rate, which is risk-adjusted based on the projected branded sales.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

At December 31, 2019 and 2018, goodwill consisted of the following:

	December 31, 2019
	Clean Air	Powertrain	Ride Performance	Motorparts	Total
Gross carrying amount at beginning of period	$22	$388	$210	$611	$1,231
Measurement period adjustments	—	(45)	24	13	(8)
Acquisitions	—	—	28	—	28
Reclassification to assets held for sale	—	—	—	(4)	(4)
Foreign exchange	—	—	(3)	—	(3)
Gross carrying amount at end of period	22	343	259	620	1,244

Accumulated impairment loss at beginning of period	—	—	(143)	(219)	(362)
Impairment	—	(18)	(69)	(21)	(108)
Foreign exchange	—	—	—	1	1
Accumulated impairment loss at end of period	—	(18)	(212)	(239)	(469)

Net carrying value at end of period	$22	$325	$47	$381	$775

	December 31, 2018
	Clean Air	Powertrain	Ride Performance	Motorparts	Total
Gross carrying amount at beginning of period	$23	$—	$156	$229	$408
Acquisitions	—	388	55	382	825
Foreign exchange	(1)	—	(1)	—	(2)
Gross carrying amount at end of period	22	388	210	611	1,231

Accumulated impairment loss at beginning of period	—	—	(140)	(219)	(359)
Impairment	—	—	(3)	—	(3)
Foreign exchange	—	—	—	—	—
Accumulated impairment loss at end of period	—	—	(143)	(219)	(362)

Net carrying value at end of period	$22	$388	$67	$392	$869

The Öhlins Acquisition resulted in $42 million of goodwill which was included in the Ride Performance segment and the Federal-Mogul Acquisition resulted in goodwill of $803 million. During the year ended December 31, 2019, the Company made the following adjustments to goodwill in the measurement period to the preliminary purchase price allocation for the Acquisitions:

•	an increase of $14 million for the Öhlins Acquisition; and

•	a net decrease of $22 million for the Federal-Mogul Acquisition.

The Company recognized goodwill impairment charges of $108 million for the year ended December 31, 2019, which consisted of the following:

•
During the first quarter of 2019, the Company reorganized the reporting structure of its Aftermarket, Ride Performance, and Motorparts segments and the underlying reporting units within those segments. The Company reassigned assets and liabilities (excluding goodwill) to the reporting units affected. Goodwill was then reassigned to the reporting units using a relative fair value approach based on the fair value of the elements transferred and the fair value of the elements remaining within the original reporting units. The Company tested goodwill for impairment on a pre-reorganization basis and determined there was no impairment for the affected reporting units. The Company also performed an impairment analysis on a post-reorganization basis and determined $60 million of goodwill was

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

impaired for two reporting units within its Ride Performance segment, one of which was a full impairment of the goodwill. As a result, this non-cash charge was recorded in the first quarter of 2019. Goodwill allocated to other reporting units was supported by the valuation performed at that time;

•
During the third quarter of 2019, the Company finalized purchase accounting for the Federal-Mogul Acquisition. As a result, the final goodwill allocation was reassigned to the reorganized segments and reporting unit structure that occurred in the first quarter of 2019 using a relative fair value approach and the Company determined an incremental $9 million of goodwill was impaired for one reporting unit in its Ride Performance segment, which continued to represent a full impairment of goodwill in that reporting unit. This non-cash charge was recorded in the third quarter of 2019; and

•
As a result of the annual goodwill impairment analysis performed in the fourth quarter of 2019, the estimated fair value of one of the reporting units in the Motorparts segment was lower than its carrying value and an impairment charge of $21 million was recognized, which was a full impairment of the goodwill in that reporting unit. Additionally, the estimated fair value of one of the reporting units in the Powertrain segment was determined to be lower than the carrying value, and a partial goodwill impairment charge of $18 million was recognized. At December 31, 2019, this reporting unit has $40 million of goodwill after recognizing the impairment. This non-cash charge was recorded in the fourth quarter of 2019.

The following table shows a summary of the number of reporting units with goodwill in each segment and whether or not the reporting unit's fair value exceeds its carrying value by more or less than 10%:

	Segments
	Clean Air	Powertrain	Ride Performance	Motorparts
Number of reporting units with goodwill	3	2	2	1

Number of reporting units where fair value exceeds carrying value:
Greater than 10%	3	—	1	1
Less than 10%	—	2	1	—

Goodwill for reporting units where fair value exceeds carrying value:
Greater than 10%	$22	$—	$7	$381
Less than 10%	—	325	40	—
	$22	$325	$47	$381

The three reporting units above where fair value is not in excess of carrying value by 10% or more are reporting units acquired as part of the Acquisitions.

As a result of the goodwill impairment analysis in the fourth quarter of 2018, the estimated fair value for one reporting unit in the Ride Performance segment was lower than its carrying value and an impairment charge of $3 million was recognized for the year ended December 31, 2018.

As a result of the goodwill impairment analysis in the fourth quarter of 2017, the Company recognized goodwill impairment charges of $11 million for the year ended December 31, 2017. The estimated fair value for one reporting unit in the Ride Performance segment was lower than its carrying value and an impairment charge of $7 million was recognized. Additionally, the estimated fair value for one reporting unit in the Motorparts segment was lower than its carrying value and an impairment charge of $4 million was recognized.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

At December 31, 2019 and 2018, intangible assets consisted of the following:

		December 31, 2019			December 31, 2018
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Customer relationships and platforms	10 years	$988	$(123)	$865	$964	$(24)	$940
Customer contract	10 years	8	(6)	2	8	(5)	3
Patents	10 to 17 years	1	(1)	—	1	(1)	—
Technology rights	10 to 30 years	133	(37)	96	98	(27)	71
Packaged kits know-how	10 years	54	(7)	47	36	(1)	35
Catalogs	10 years	47	(6)	41	—	—	—
Licensing agreements	3 to 5 years	63	(18)	45	66	(3)	63
Land use rights	28 to 46 years	47	(3)	44	44	(2)	42
		$1,341	$(201)	$1,140	$1,217	$(63)	$1,154
Indefinite-lived intangible assets:
Trade names and trademarks				282			365
Total				$1,422			$1,519

The Company recorded definite-lived and indefinite-lived intangible assets of $133 million as a result of the Öhlins Acquisition and the Federal-Mogul Acquisition resulted in $1.6 billion of definite-lived and indefinite-lived intangible assets. During the year ended December 31, 2019, the Company made the following adjustments to these intangible assets in the measurement period to the preliminary purchase price allocation for the Acquisitions:

•	a decrease of $2 million was recognized for the Öhlins Acquisition; and

•	a net increase of $47 million was recognized for the Federal-Mogul Acquisition.

Amortization expense of definite-lived intangible assets for the year ended December 31, 2019, 2018, and 2017 was $138 million, $32 million, and $3 million and is included in depreciation and amortization within the consolidated statements of income (loss).

As a result of the annual indefinite-lived intangible asset analysis performed in the fourth quarter of 2019, the estimated fair value of the trademarks and trade names for two reporting units in the Motorparts segment were less than their carrying values. Accordingly, non-cash impairment charges of $133 million were recognized, both of which were partial impairments. As a result, the carrying value equals fair value at December 31, 2019.

The expected future amortization expense for the Company's definite-lived intangible assets is as follows:

	2020	2021	2022	2023	2024	2025 and thereafter	Total
Expected Amortization Expense	$138	$135	$131	$129	$122	$485	$1,140

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.    Investment in Nonconsolidated Affiliates

As a result of the Federal-Mogul Acquisition, the Company has investments in several nonconsolidated affiliates, which are primarily located in China, Korea, Turkey, and the U.S.

The Company's ownership interest in affiliates accounted for under the equity method is as follows:

	At December 31
	2019	2018
Anqing TP Goetze Piston Ring Company Limited (China)	35.7%	35.7%
Anqing TP Powder Metallurgy Co., Ltd (China)	20.0%	20.0%
Dongsuh Federal-Mogul Industrial Co. Ltd. (Korea)	50.0%	50.0%
Farloc Argentina SAIC Y F (Argentina)	23.9%	23.9%
Federal-Mogul Powertrain Otomotiv A.S. (Turkey)	50.0%	50.0%
Federal-Mogul TP Liner Europe Otomotiv Ltd. Sti. (Turkey)	25.0%	25.0%
Federal-Mogul TP Liners, Inc. (USA)	46.0%	46.0%
Frenos Hidraulicos Automotrices, S.A. de C.V. (Mexico)	49.0%	49.0%
JURID do Brasil Sistemas Automotivos Ltda. (Brazil)	19.9%	19.9%
KB Autosys Co., Ltd. (Korea)	33.6%	33.6%
Montagewerk Abgastechnik Emden GmbH (Germany)(a)	50.0%	50.0%

(a) This nonconsolidated affiliate was the only equity method investment not acquired as part of the Federal-Mogul Acquisition.
The Company's investments in its nonconsolidated affiliates were as follows:

	At December 31
	2019	2018
Investments in nonconsolidated affiliates	$518	$544

During 2019, the Company made adjustments in the measurement period to the preliminary purchase price allocation for the Federal-Mogul Acquisition which resulted in a reduction to the fair value of its investments in nonconsolidated affiliates of $4 million.

The carrying amount of the Company's investments in nonconsolidated affiliates accounted for under the equity method exceeded its share of the underlying net assets by $251 million and $207 million at December 31, 2019 and 2018.

The following table represents the activity from the Company’s investments in its nonconsolidated affiliates:

	Year Ended December 31
	2019	2018	2017
Equity earnings (losses) of nonconsolidated affiliates, net of tax	$43	$18	$(1)
Cash dividends received from nonconsolidated affiliates	$53	$2	$—

As a result of finalizing purchase accounting for the Federal-Mogul Acquisition, and completing a purchase price allocation for certain equity method investments, equity earnings (losses) for the year ended December 31, 2019 includes a non-cash reduction of $12 million, which represents amounts to recognize the basis difference between the fair value and book value of certain assets, including inventory, property, plant and equipment, and intangible assets. The purchase price allocation for the Federal-Mogul Acquisition was finalized in the third quarter of 2019. See Note 3, Acquisitions and Divestitures, for additional information.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables present summarized aggregated financial information of the Company’s nonconsolidated affiliates as of and for the year ended December 31, 2019:

	Year Ended December 31, 2019
Statements of Income	Otomotiv A.S.	Anqing TP Goetze	Other	Total
Sales	$349	$151	$479	$979
Gross profit	$79	$44	$89	$212
Income from continuing operations	$63	$38	$47	$148
Net income	$60	$35	$41	$136

	December 31, 2019
Balance Sheets	Otomotiv A.S.	Anqing TP Goetze	Other	Total
Current assets	$102	$151	$244	$497
Noncurrent assets	$106	$139	$186	$431
Current liabilities	$30	$45	$112	$187
Noncurrent liabilities	$69	$—	$16	$85

The following tables present summarized aggregated financial information of the Company’s nonconsolidated affiliates as of and for the year ended December 31, 2018:

	Year Ended December 31, 2018
Statements of Income	Otomotiv A.S.	Anqing TP Goetze	Other	Total
Sales	$92	$41	$137	$270
Gross profit	$23	$13	$33	$69
Income from continuing operations	$26	$13	$10	$49
Net income	$22	$12	$8	$42

	December 31, 2018
Balance Sheets	Otomotiv A.S.	Anqing TP Goetze	Other	Total
Current assets	$129	$164	$249	$542
Noncurrent assets	$300	$132	$200	$632
Current liabilities	$70	$40	$131	$241
Noncurrent liabilities	$82	$—	$11	$93

See Note 22, Related Party Transactions for additional information on balances and transactions with equity method investments.
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

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Foreign Currency Risk
The Company manufactures and sells its products in North America, South America, Asia, Europe, and Africa. As a result, the Company’s financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which the Company manufactures and sells its products. The Company generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, the Company considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the U.S. dollar, euro, British pound, Polish zloty, Singapore dollar, and Mexican peso.

Concentrations of Credit Risk
Financial instruments including cash equivalents and derivative contracts expose the Company to counterparty credit risk for non-performance. The Company’s counterparties for cash equivalents and derivative contracts are banks and financial institutions that meet the Company’s requirement of high credit standing. The Company’s counterparties for derivative contracts are substantial investment and commercial banks with significant experience using such derivatives. The Company manages its credit risk through policies requiring minimum credit standing and limiting credit exposure to any one counterparty and through monitoring counterparty credit risks. The Company’s concentration of credit risk related to derivative contracts at December 31, 2019 and 2018 is not material.

Other
The Company presents its derivative positions and any related material collateral under master netting agreements on a net basis. For derivatives designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness. Unrealized gains and losses associated with ineffective hedges, determined using the hypothetical derivative method, are recognized in cost of sales in the consolidated statements of income (loss). Derivative gains and losses included in accumulated other comprehensive income (loss) for effective hedges are reclassified into operations upon recognition of the hedged transaction. Derivative gains and losses associated with undesignated hedges are recognized in "Cost of sales" in the consolidated statements of income (loss).

Derivative Instruments
Foreign currency forward contracts — The Company enters into foreign currency forward purchase and sale contracts to mitigate its exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables. In managing its foreign currency exposures, the Company identifies and aggregates existing offsetting positions and then hedges residual exposures through third-party derivative contracts. The gains or losses on these contracts is recorded in cost of sales in the consolidated statements of income (loss). The fair value of foreign currency forward contracts are recorded in prepayments and other current assets or accrued expenses and other current liabilities in the consolidated balance sheets. The fair value of the Company's foreign currency forward contracts was a net asset position of less than $1 million at December 31, 2019 and 2018.

The following table summarizes by major currency the notional amounts for foreign currency forward purchase and sale contracts as of December 31, 2019 (all of which mature in 2020):

		Notional Amount in Foreign Currency
British pounds	—Purchase	4
	—Sell	(1)
Canadian dollars	—Sell	(2)
European euro	—Sell	(21)
Japanese yen	—Sell	(251)
Polish zloty	—Purchase	71
Singapore dollars	—Sell	(17)
South African rand	—Sell	(49)
Mexican pesos	—Purchase	14
U.S. dollars	—Purchase	20

Cash-settled Share Swap Transactions — In the second quarter of 2019, the Company entered into an amended and restated equity swap agreement. The Company selectively uses cash-settled share swaps to reduce market risk associated with its deferred compensation liabilities. These equity deferred compensation liabilities increase as the Company's stock price

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

increases and decrease as the Company's stock price decreases. In contrast, the value of the swap agreement moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount. As of December 31, 2019, the Company hedged its deferred compensation liability related to approximately 600,000 common share equivalents, an increase from 250,000 common share equivalents as of December 31, 2018. The fair value of the equity swap agreement is recorded in prepayments and other current assets or accrued expenses and other current liabilities in the consolidated balance sheets. The fair value of the Company's equity swap agreement was a net liability position of $1 million and a net asset position of $4 million at December 31, 2019 and 2018.

Hedging Instruments
Cash Flow Hedges—Commodity Price Risk    — The Company’s production processes are dependent upon the supply of certain raw materials that are exposed to price fluctuations on the open market. The primary purpose of the Company’s commodity price forward contract activity is to manage the volatility associated with forecasted purchases for up to eighteen months in the future. The Company monitors its commodity price risk exposures regularly to maximize the overall effectiveness of its commodity forward contracts. Principal raw materials hedged include copper and tin. In certain instances, within this program, foreign currency forwards may be used in order to match critical terms for commodity exposure.

The Company has designated these contracts as cash flow hedging instruments. The Company records unrecognized gains and losses in other comprehensive income (loss) (“OCI or OCL”) and makes regular reclassifying adjustments into cost of sales within the consolidated statements of income (loss) when the underlying hedged transaction is recognized in earnings. The Company had commodity derivatives outstanding with an equivalent notional amount of $19 million and $27 million at December 31, 2019 and 2018. Substantially all of the commodity price hedge contracts mature within one year.

Net Investment Hedge – Foreign Currency Borrowings — The Company has foreign currency denominated debt, €758 million of which was designated as a net investment hedge in certain foreign subsidiaries and affiliates of the Company. Changes to its carrying value are included in shareholders' equity in the foreign currency translation component of OCL and offset against the translation adjustments on the underlying net assets of those foreign subsidiaries and affiliates, which are also recorded in OCL. The Company’s debt instruments are discussed further in Note 11, Debt and Other Financing Arrangements .

The following table is a summary of the carrying value of derivative and non-derivative instruments designated as hedges at December 31, 2019 and 2018:

		December 31
	Balance sheets classification	2019	2018
Commodity price hedge contracts designated as cash flow hedges	Accrued expenses and other current liabilities	$—	$(2)
Foreign currency borrowings designated as net investment hedges	Long-term debt	$850	$863

The following table represents the effects before reclassification into net income of derivative and non-derivative instruments designated as hedges in accumulated other comprehensive income (loss) at December 31, 2019 and 2018:

	Amount of gain (loss) recognized in accumulated OCI or OCL (effective portion)
	December 31
	2019	2018
Commodity price hedge contracts designated as cash flow hedges	$1	$—
Foreign currency borrowings designated as net investment hedges	$20	$(3)

The Company estimates less than $1 million of net derivative losses included in AOCI as of December 31, 2019 will be reclassified into earnings within the following 12 months. See Note 19, Changes in Accumulated Other Comprehensive Income (Loss) by Component for further information.

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

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents assets and liabilities included in the Company's consolidated balance sheets as of December 31, 2019 and 2018 that are recognized at fair value on a recurring basis, and indicate the fair value hierarchy utilized to determine such fair value:

		December 31, 2019		December 31, 2018
	Fair value hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Derivative instruments:
Equity swap agreement	Level 2	$(1)	$(1)	$4	$4
Commodity contracts	Level 2	$—	$—	$(2)	$(2)

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

Commodity Contracts and Foreign Currency Contracts — The Company calculates the fair value of its commodity contracts and foreign currency contracts using commodity forward rates and currency forward rates, to calculate forward values, and then discounts the forward values. The discount rates for all derivative contracts are based on bank deposit rates. The fair value of the Company's foreign currency forward contracts was a net asset position of less than $1 million at December 31, 2019 and 2018.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
In addition to items measured at fair value on a recurring basis, assets may be measured at fair value on a nonrecurring basis. These assets include long-lived assets and intangible assets which may be written down to fair value as a result of impairment. During the years ended December 31, 2019, 2018, and 2017 the Company recorded goodwill and other indefinite lived asset impairment charges of $241 million, $3 million, and $11 million. See Note 7, Goodwill and Other Intangible Assets for further discussion of the valuation methodologies and related inputs, which are Company-specific, as observable inputs are not available (level 3).

Financial Instruments Not Carried at Fair Value
Estimated fair values of the Company's outstanding debt were:

		December 31, 2019		December 31, 2018
	Fair value hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including current maturities):
Term loans and senior notes	Level 2	$5,179	$5,113	$5,307	$5,218

The fair value of the Company's public senior notes and private borrowings under its senior credit facility is based on observable inputs, and its borrowings on the revolving credit facility approximate fair value. The Company also had $192 million and $172 million in other debt whose carrying value approximates fair value, which consists primarily of foreign debt with maturities of one year or less, at December 31, 2019 and 2018.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.    Debt and Other Financing Arrangements
Long-Term Debt
A summary of the Company's long-term debt obligations at December 31, 2019 and 2018, is set forth in the following table:

	2019			2018
	Principal	Carrying Amount(a)	Effective Interest Rate	Principal	Carrying Amount(a)	Effective Interest Rate
Credit Facilities
Revolver Borrowings
Due 2023	$183	$183	3.374%	$—	$—	—%
Term Loans
LIBOR plus 1.75% Term Loan A due 2019 through 2023(b)	1,615	1,608	3.665%	1,700	1,691	4.410%
LIBOR plus 3.00% Term Loan B due 2019 through 2025(c)	1,683	1,623	5.557%	1,700	1,629	6.130%
Senior Unsecured Notes
$225 million of 5.375% Senior Notes due 2024(d)	225	222	5.609%	225	222	5.609%
$500 million of 5.000% Senior Notes due 2026(e)	500	494	5.219%	500	493	5.219%
Senior Secured Notes (i)
€415 million 4.875% Euro Fixed Rate Notes due 2022(f)	465	479	3.599%	476	496	3.599%
€300 million of Euribor plus 4.875% Euro Floating Rate Notes due 2024(g)	336	340	4.620%	344	349	4.620%
€350 million of 5.000% Euro Fixed Rate Notes due 2024(h)	392	413	3.823%	401	427	3.823%
Other debt, primarily foreign instruments(j)	14	13		46	44
		5,375			5,351
Less - maturities classified as current(j)		4			11
Total long-term debt		$5,371			$5,340

(a) Carrying amount is net of unamortized debt issuance costs and debt discounts or premiums. Total unamortized debt issuance costs were $76 million and $90 million as of December 31, 2019 and 2018. Total unamortized debt issuance costs related to the revolver were $17 million and $22 million as of December 31, 2019 and 2018. Total unamortized debt (premium) discount, net was $(37) million and $(49) million as of December 31, 2019 and 2018.
(b) Principal and interest payable in 19 consecutive quarterly installments beginning March 31, 2019. As of December 31, 2019, principal and interest is payable in 15 remaining quarterly installments with $21 million being paid quarterly in the first four quarters, followed by $32 million paid in the subsequent four quarters followed by $43 million in the subsequent seven quarters and the remainder at maturity.
(c) Principal and interest payable in 27 consecutive quarterly installments of $4 million beginning March 31, 2019 and the remainder at maturity.
(d) Interest payable semiannually beginning on June 30, 2015 with principal due at maturity.
(e) Interest payable semiannually beginning on January 31, 2017 with principal due at maturity.
(f) Interest is payable semiannually on April 15 and October 15 of each year with principal due at maturity.
(g) Interest accrues at the three-month EURIBOR rate (with 0% floor) plus 4.875% per annum and payable quarterly on January 15, April 15, July 15 and October 15.
(h) Interest payable semiannually on January 15 and July 15 of each year beginning on July 17, 2017 with principal due at maturity.
(i) Rank equally in right of payment to all indebtedness under the New Credit Facility (as subsequently defined).
(j) The prior year amount has been updated from the prior year disclosure.

The Company has excluded the required payments, due within the next twelve months, under the Term Loan A and Term Loan B facilities totaling $85 million and $17 million from current liabilities as of December 31, 2019, because the Company has the intent and ability to refinance the obligations on a long-term basis by using its revolving credit facility.

The aggregate maturities applicable to the long-term debt outstanding at December 31, 2019:

Aggregate Maturities
2020	$106
2021	$145
2022	$652
2023	$1,432
2024	$970

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Interest expense associated with the amortization of the debt issuance costs and original issue discounts recognized in the Company's consolidated statements of income (loss) consists of the following:

	2019	2018	2017
Amortization of debt issuance fees	$18	$8	$4

Included in the table above is the amortization of debt issuance costs on the revolver. These are $5 million at December 31, 2019 and are recorded in other assets. As a result of the Federal-Mogul Acquisition, the Senior Secured Notes listed in the table were acquired at fair value, which resulted in recognizing a debt premium of $54 million on these notes, of which $13 million and $3 million was accreted to interest income during the years ended December 31, 2019 and 2018.

Short-Term Debt
The Company's short-term debt as of December 31, 2019 and 2018 is as follows:

	At December 31
	2019	2018
Maturities classified as current (b)	$4	$11
Short-term borrowings(a)(b)	179	128
Bank overdrafts	2	14
Total short-term debt	$185	$153

Weighted average interest rate on outstanding short-term borrowings at end of year	4.3%	4.4%

(a) Includes borrowings under both committed credit facilities and uncommitted lines of credit and similar arrangements.
(b) The prior year amount has been updated from the prior year disclosure.

Credit Facilities
Financing Arrangements

	Committed Credit Facilities(a) as of December 31, 2019
	Term	Commitments	Borrowings	Letters of Credit(b)	Available
Tenneco Inc. revolving credit agreement	2023	$1,500	$183	$—	$1,317
Tenneco Inc. Term Loan A	2023	1,615	1,615	—	—
Tenneco Inc. Term Loan B	2025	1,683	1,683	—	—
Subsidiaries’ credit agreements	2020-2028	168	159	—	9
		$4,966	$3,640	$—	$1,326

(a)	The Company generally is required to pay commitment fees on the unused portion of the total commitment.

(b)	Letters of credit reduce the available borrowings under the revolving credit agreement.

The Company also has $60 million of outstanding letters of credit under uncommitted facilities at December 31, 2019.

Term Loans
On October 1, 2018, the Company entered into a new credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and other lenders (the “ New Credit Facility”) in connection with the Federal-Mogul Acquisition, which has been amended by the first amendment, dated February 14, 2020 (the "First Amendment"), and by the second amendment, dated February 14, 2020 (the “Second Amendment”). The New Credit Facility consists of $4.9 billion of total debt financing, consisting of a five-year $1.5 billion revolving credit facility, a five-year $1.7 billion term loan A facility ("Term Loan A") and a seven-year $1.7 billion term loan B facility ("Term Loan B"). The Company paid $8 million in one-time fees in connection with the First Amendment and the Second Amendment.

Proceeds from the New Credit Facility were used to finance the cash consideration portion of the Federal-Mogul Acquisition purchase price, to refinance the Company’s then existing senior credit facilities inclusive of the revolver and the tranche A term loan then outstanding (the "Old Credit Facility"), certain senior credit facilities of Federal-Mogul, and to pay fees and expenses relating to the acquisition and the financing thereof. The remainder, including future borrowings under the revolving credit facility, will be used for general corporate purposes.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

As a result of the refinancing of the revolving credit agreement and tranche A term loan under the Old Credit Facility, the Company recorded a loss on extinguishment of debt of $10 million for the year ended December 31, 2018, primarily consisting of debt issuance costs incurred at the transaction date and write-off of deferred debt issuance costs related to the refinanced revolving credit loan and tranche A term loan. The Company also recorded $1 million of loss on extinguishment of debt for the year ended December 31, 2017 related to the amendment and restatement of the Old Credit Facility and the write off of deferred debt issuance costs related to the Old Credit Facility.

New Credit Facility — Interest Rates and Fees
At December 31, 2019, the interest rate on borrowings under the revolving credit facility and the Term Loan A facility was LIBOR plus 1.75%, and would change to 1.50% if the Company's consolidated net leverage ratio were less than 2.5 to 1 and greater than or equal to 1.5 to 1, and would have changed to 1.25% if the net leverage ratio were less than 1.5 to 1. After giving effect to the First Amendment, the interest rate on borrowings under the revolving credit facility and the Term Loan A facility increased from LIBOR plus 1.75% to LIBOR to LIBOR plus 2.00% and will remain at LIBOR plus 2.00% for each relevant period for which the Company’s consolidated net leverage ratio (as defined by the New Credit Facility) is equal to or greater than 3.0 to 1. The First Amendment does not change the step-down of the interest rate at lower consolidated net leverage ratios, which steps down to (a) LIBOR plus 1.75% if the Company’s consolidated net leverage ratio is less than 3.0 to 1 and greater than 2.5 to 1; (b) LIBOR plus 1.50% if the Company’s consolidated net leverage ratio is less than 2.5 to 1 and greater than 1.5 to 1; and (c) LIBOR plus 1.25% if the net leverage ratio is less than 1.5 to 1.

Initially, and so long as the Company’s corporate family rating is Ba3 (with a stable outlook) or higher from Moody’s Investors Service, Inc. (“Moody’s”) and BB- (with a stable outlook) or higher from Standard & Poor’s Financial Services LLC (“S&P”), the interest rate on borrowings under the Term Loan B facility will be LIBOR plus 2.75%; at any time the foregoing conditions are not satisfied, the interest rate on the Term Loan B facility will be LIBOR plus 3.00%. When the Term Loan B facility is no longer outstanding and the Company and its subsidiaries have no other secured indebtedness (with certain exceptions set forth in the New Credit Facility), and upon the Company achieving and maintaining two or more corporate credit and/or corporate family ratings higher than or equal to BBB- from S&P, BBB- from Fitch Ratings Inc. (“Fitch”) and/or Baa3 from Moody’s (in each case, with a stable or positive outlook), the collateral under the New Credit Facility may be released. On June 3, 2019, Moody’s lowered our corporate family rating to B1 and the interest rate on borrowings under the term loan B was raised to LIBOR plus 3.00%.

New Credit Facility — Other Terms and Conditions
The New Credit Facility contains representations and warranties, and covenants which are customary for debt facilities of this type. The covenants limit the ability of the Company and its restricted subsidiaries to, among other things, (i) incur additional indebtedness or issue preferred stock; (ii) pay dividends or make distributions to the Company’s stockholders; (iii) purchase or redeem the Company’s equity interests; (iv) make investments; (v) create liens on its assets; (vi) enter into transactions with the Company’s affiliates; (vii) sell assets; and (viii) merge or consolidate with, or dispose of substantially all of the Company’s assets to, other companies. The First Amendment further tightened the restrictions on the Company’s ability to pay dividends and make distributions to its stockholders, to make investments and to increase the size of the revolving credit facility, the term loan A facility or the term Loan B facility. The Second Amendment provided greater flexibility for the Company to apply, at its discretion, the net cash proceeds from a spin-off of DRiV to prepay the senior secured notes, Term Loan A or Term Loan B (subject to the terms of the senior note indentures).

The New Credit Facility also contains two financial maintenance covenants for the revolving credit facility and the Term Loan A facility. At December 31, 2019, these financial maintenance covenants include (i) a requirement to have a consolidated net leverage ratio (as defined in the New Credit Facility) as of the end of each fiscal quarter of not greater than 4.0 to 1 through September 30, 2019, 3.75 to 1 through September 30, 2020 and 3.5 to 1 thereafter; and (ii) a requirement to maintain a

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

consolidated interest coverage ratio (as defined in the New Credit Facility) for any period of four consecutive fiscal quarters of not less than 2.75 to 1. After giving effect to the First Amendment, these financial maintenance covenants include (i) a requirement to have a consolidated net leverage ratio (as defined in the New Credit Facility) as of the end of each fiscal quarter of not greater than 4.50 to 1 through March 31, 2021, 4.25 to 1 through September 30, 2021, 4.00 to 1 through March 31, 2022, 3.75 to 1 through September 30, 2022, and 3.5 to 1 thereafter; and (ii) a requirement to maintain a consolidated interest coverage ratio (as defined in the New Credit Facility) for any period of four consecutive fiscal quarters of not less than 2.75 to 1.

The covenants in the New Credit Facility generally prohibit the Company from repaying or refinancing certain subordinated indebtedness. So long as no default exists, the Company would, under its New Credit Facility, be permitted to repay or refinance its subordinated indebtedness (i) with the net cash proceeds of permitted refinancing indebtedness (as defined in the New Credit Facility); (ii) in an amount equal to the net cash proceeds of qualified capital stock (as defined in the New Credit Facility) issued after October 1, 2018; (iii) in exchange for qualified capital stock issued after October 1, 2018; and (iv) with additional payments provided that such additional payments are capped based on a pro forma consolidated leverage ratio after giving effect to such additional payments.

After giving effect to the First Amendment, such additional payments on subordinated indebtedness (x) will no longer be permitted at any time the pro forma consolidated leverage ratio is greater than 2.00 to 1 after giving effect to such additional payments and (y) will be permitted in an unlimited amount at any time the pro forma consolidated leverage ratio is equal to or less than 2.00 to 1 after giving effect to such additional payments.

The New Credit Facility includes customary events of default and other provisions that could require all amounts due thereunder to become immediately due and payable, either automatically or at the option of the lenders, if the Company fails to comply with the terms of the New Credit Facility or if other customary events occur.

At December 31, 2019, the Company was in compliance with all the financial covenants of the New Credit Facility.

Senior Notes
Senior Unsecured Notes
At December 31, 2019, the Company has outstanding 5.375% senior unsecured notes due December 15, 2024 ("2024 Senior Notes") and 5.000% senior unsecured notes due July 15, 2026 ("2026 Senior Notes" and together with the 2024 Senior Notes, the "Senior Unsecured Notes"). Under the indentures covering the Senior Unsecured Notes, the Company is permitted to redeem some or all of the outstanding Senior Unsecured Notes, at specified redemption prices that decline to par over a specified period, at any time (a) on or after December 15, 2019, in the case of the 2024 Senior Notes and (b) on or after July 15, 2021, in the case of the 2026 Senior Notes. In addition, the Senior Unsecured Notes may also be redeemed at any time at a redemption price generally equal to 100% of the principal amount thereof plus a "make-whole premium" as set forth in the indentures. The Company did not redeem any of the Senior Unsecured Notes during the year ended December 31, 2019.

If the Company experiences specified kinds of changes in control, the Company must offer to repurchase the Senior Unsecured Notes at 101% of the principal amount thereof plus accrued and unpaid interest. In addition, if the Company sells certain of its assets and does not apply the proceeds from the sale in a certain manner within 365 days of the sale, the Company must use such unapplied sales proceeds to make an offer to repurchase the 2024 Senior Notes at 100% of the principal amount thereof plus accrued and unpaid interest.

Senior Secured Notes
In connection with the Federal-Mogul Acquisition, the Company assumed (i) €350 million aggregate principle amount of 5.000% euro denominated senior secured fixed rate notes which are due July 15, 2024 ("5.000% Euro Fixed Rate Notes"), (ii) €415 million aggregate principal amount of 4.875% euro denominated senior secured fixed rate notes due April 15, 2022 ("4.875% Euro Fixed Rate Notes"), and (iii) €300 million aggregate principal amount of floating rate senior secured notes due April 15, 2024 ("Euro Floating Rate Notes" and together with the 5.000% Euro Fixed Rate Notes and the 4.875% Euro Fixed Rate Notes, the "Senior Secured Notes") which were outstanding at December 31, 2019. The Senior Secured Notes are secured equally and ratably by a pledge of substantially all the Company's subsidiaries’ domestic assets and by pledges of up to 66% of the stock of certain first-tier foreign subsidiaries. The security for the Senior Secured Notes is pari passu with the security for the New Credit Facility.

The Company is permitted to redeem some or all of the outstanding Senior Secured Notes at specified redemption prices that decline to par over a specified period, at any time (a) on or after July 15, 2020, in the case of the 5.000% Euro Fixed Rate Notes, (b) on or after April 15, 2019, in the case of the 4.875% Euro Fixed Rate Notes and (c) on or after April 15, 2018, in the case of the Euro Floating Rate Notes. Prior to July 15, 2020, the Company may also redeem the 5.00% Euro Fixed Rate Notes

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

at any time at a redemption price equal to 100% of the principal amount thereof plus a "make-whole premium" as set forth in the indenture. Further, the Company may also redeem up to 40% of the 5.000% Euro Fixed Rate Notes with the proceeds of certain equity offerings at any time prior to July 15, 2020 at a redemption price equal to 105.0% of the principal amount thereto.

If the Company experiences specified kinds of changes in control, the Company must offer to repurchase the Senior Secured Notes at 101% of the principal amount thereof plus accrued and unpaid interest. In addition, if the Company sells certain of its assets and does not apply the proceeds from the sale in a certain manner within 365 days of the sale, the Company must use such unapplied proceeds to make an offer to repurchase the Senior Secured Notes at 100% of the principal amount thereof plus accrued and unpaid interest.

The Company has designated a portion of the Senior Secured Notes as a net investment hedge of its European operations. As such, the fluctuations in foreign currency exchange rates on the value of the designated Senior Secured Notes is recorded to cumulative translation adjustment. See Note 9, Derivatives and Hedging Activities for further details.

Senior Unsecured Notes and Senior Secured Notes - Other Terms and Conditions
The Senior Unsecured Notes and Senior Secured Notes contain covenants that will, among other things, limit the ability of the Company and its subsidiaries to create liens on their assets and enter into sale and leaseback transactions. In addition, the indentures governing the Senior Secured Notes and 2024 Unsecured Senior Notes contain covenants that restrict the ability of the Company and its subsidiaries to: (i) incur additional indebtedness; (ii) pay dividends or make other distributions to the holders of the Company’s capital stock; (iii) repurchase the Company’s capital stock; (iv) make investments; (v) sell assets; and (vi) undertake mergers and consolidations.

Subject to limited exceptions, all of the Company's existing and future material domestic wholly owned subsidiaries fully and unconditionally guarantee its Senior Unsecured Notes and Senior Secured Notes on a joint and several basis. There are no significant restrictions on the ability of the subsidiaries that have guaranteed the Company's Senior Notes to make distributions to the Company.

Other Debt
Other debt consists primarily of subsidiary debt.

Accounts Receivable Securitization and Factoring
On-Balance Sheet Arrangements
The Company has securitization programs for some of its accounts receivable, with limited recourse provisions. Borrowings on these securitization programs are recorded in short-term debt.

Borrowings on these securitization programs at December 31, 2019 and 2018 are as follows:

	At December 31
	2019	2018
Borrowings on securitization programs	$4	$6

Off-Balance Sheet Arrangements
In the Company's European and U.S. accounts receivable factoring programs, accounts receivables are transferred in their entirety to the acquiring entities and are accounted for as a sale. Due to the Federal-Mogul Acquisition, additional factoring arrangements in the U.S. and Europe were acquired which are also accounted for as a sale and have been included in the tables below. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under these factoring programs approximates the fair value of such receivables. Certain programs in Europe have deferred purchase price arrangements with the banks.

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

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The amount of accounts receivable outstanding and derecognized for these factoring and drafting arrangements was $1.0 billion and $1.0 billion as of December 31, 2019 and 2018. In addition, the outstanding deferred purchase price receivable was $33 million and $24 million as of December 31, 2019 and 2018.

Proceeds from the factoring of accounts receivable qualifying as sales and drafting programs was $5.0 billion, $3.4 billion, and $2.0 billion for the years ended December 31, 2019, 2018, and 2017.

Expenses associated with these arrangements for the years ended December 31, 2019, 2018, and 2017 are as follows:

	Year Ended December 31
	2019	2018	2017
Loss on sale of receivables (a)	$31	$16	$5

(a) Included in interest expense within the consolidated statements of income (loss).

If the Company were not able to factor receivables or sell drafts under either of these programs, its borrowings under its revolving credit agreement might increase. These programs provide the Company with access to cash at costs that are generally favorable to alternative sources of financing and allow the Company to reduce borrowings under its revolving credit agreement.

12.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities at December 31, 2019 and 2018 included the following:

	December 31
	2019	2018
Accrued rebates	$190	$189
Product return reserves	83	95
Restructuring liabilities	97	91
Legal reserves	38	71
Non-income tax payable	73	67
Pension and postretirement benefits liability	46	50
Accrued freight	52	48
Liabilities held for sale	6	39
Accrued warranty	43	39
Accrued interest	29	33
Accrued professional services	32	31
Environmental reserve	8	12
Operating lease liability	96	—
Other	277	236
	$1,070	$1,001

13.    Pension Plans, Postretirement and Other Employee Benefits

Defined Contribution Plans
The Company sponsors defined contribution plans that provide Company matching contributions for eligible U.S. salaried and hourly employees. Contributions are also made to certain non-U.S. defined contribution plans. The Company recorded expense for these defined contribution plans of approximately $76 million, $43 million, and $29 million for the years ended December 31, 2019, 2018 and 2017.

Defined Benefit Plans
The Company sponsors defined benefit pension plans and health care and life insurance benefits for certain employees and retirees around the world. There are also unfunded nonqualified pension plans primarily covering U.S. executives, which are frozen with respect to future benefit accruals. The funding policy for defined benefit pension plans is to contribute the minimum required by applicable laws and regulations or to directly pay benefit payments where appropriate. At December 31, 2019, all

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

legal funding requirements had been met. The Company expects to contribute $49 million to its U.S. pension plans, $43 million to its non-U.S. pension plans, and $25 million to its other postretirement plans in 2020.

Other Benefits
The Company also provides benefits to former or inactive employees paid after employment but before retirement. The liabilities for these postemployment benefits were $73 million and $75 million at December 31, 2019 and 2018.

Significant Events
In December 2019, the Company approved an amendment for one of its U.S. postretirement benefit plans that eliminated health care and life insurance benefits in retirement for active salaried and nonunion hourly employees if benefits are not commenced by the earlier of (i) one-year from the date of separation, or (ii) July 1, 2021. In addition, the Company approved an amendment for another of its U.S. postretirement benefit plans to eliminate health care benefits for certain retirees. These actions reduced the Company's obligations by $17 million with a corresponding increase of $13 million to AOCI (net of taxes of $4 million) at December 31, 2019 and a non-cash curtailment gain of $7 million for the year ended December 31, 2019. The $17 million is being amortized on a straight-line basis as a reduction to net periodic postretirement benefit cost over participants' average remaining service periods or remaining life expectancy.

During 2019, the Company also offered a voluntary lump sum window for one of its U.S. defined benefit pension plans to terminated vested participants that met certain eligibility criteria. These benefits were paid in December 2019 out of the pension plan assets and resulted in a non-cash settlement charge of $5 million for the year ended December 31, 2019.

In December 2018, the Company approved an amendment for one of its U.S. postretirement health care benefit plans. Beginning June 1, 2019, eligible retirees that opt to receive benefits will receive a fixed subsidiary payment to purchase health care benefits on a marketplace exchange in lieu of the original plan’s medical benefits. The amendments to the plan resulted in a plan remeasurement and recognition of a negative plan amendment, which reduced the Company's obligation by $66 million with a corresponding increase of $50 million in AOCI (net of taxes of $16 million) as of December 31, 2018. The $66 million is being amortized on a straight-line basis as a reduction to net periodic postretirement benefit cost over participants' average remaining service periods or remaining life expectancy.

As a result of the Federal-Mogul Acquisition, the Company assumed $848 million in underfunded defined benefit pension and other postretirement benefit obligations.

In February 2016, the Company launched a voluntary program to buy out active employees and retirees who had earned benefits in the U.S. pension plans. As of December 31, 2016, this program had been substantially completed with cash payments to those who elected to take the buyout made from pension plan assets in the fourth quarter of 2016. In connection with this program the Company contributed $18 million into the pension trust and recognized a non-cash charge of $72 million. The program was completed in the first quarter of 2017, at which time the Company contributed another $10 million and recognize a non-cash charge of $6 million during the year ended December 31, 2017.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The measurement date for all defined benefit plans is December 31. The following provides a reconciliation of the plans’ benefit obligations, plan assets, and funded status as of December 31, 2019 and 2018:

	Pension Plans				Other Postretirement Benefits Plans
	U.S.		Non-U.S.
	2019	2018	2019	2018	2019	2018
Change in benefit obligation:
Benefit obligation, beginning of year	$1,302	$263	$946	$471	$322	$151
Federal-Mogul acquisition	—	1,064	—	545	—	263
Service cost	2	1	24	13	1	—
Interest cost	53	21	24	15	13	8
Settlement	(67)	(1)	(5)	(13)	—	—
Curtailment	—	—	—	—	—	(1)
Administrative expenses/taxes paid	—	—	(4)	(3)	—	—
Plan amendments	—	—	—	2	(17)	(66)
Actuarial (gain)/loss	105	(12)	105	(16)	6	(24)
Benefits paid	(75)	(34)	(44)	(22)	(26)	(15)
Medicare subsidies received	—	—	—	—	—	1
Participants’ contributions	—	—	1	1	1	1
Held for sale	—	—	—	(16)	—	—
Currency rate conversion and other	—	—	1	(31)	—	4
Benefit obligation, end of year	1,320	1,302	1,048	946	300	322
Change in plan assets:
Fair value of plan assets, beginning of year	995	202	466	438	—	—
Federal-Mogul acquisition	—	943	—	81	—	—
Settlement	(67)	(1)	(5)	(14)	—	—
Actual return on plan assets	183	(122)	55	(1)	—	—
Administrative expenses/taxes paid	—	—	(4)	—	—	—
Employer contributions	26	6	42	21	25	13
Medicare subsidies received	—	—	—	—	—	1
Participants’ contributions	—	—	1	1	1	1
Benefits paid	(75)	(33)	(44)	(25)	(26)	(15)
Held for sale	—	—	—	(10)	—	—
Currency rate conversion and other	—	—	12	(25)	—	—
Fair value of plan assets, end of year	1,062	995	523	466	—	—
Funded status of the plans	$(258)	$(307)	$(525)	$(480)	$(300)	$(322)

Amounts recognized on the consolidated balance sheets consist of the following at December 31, 2019 and 2018:

	Pension Plans				Other Postretirement Benefits Plans
	U.S.		Non-U.S.
	2019	2018	2019	2018	2019	2018
Noncurrent assets	$—	$—	$35	$33	$—	$—
Current liabilities	(4)	(5)	(17)	(17)	(25)	(28)
Noncurrent liabilities (a)	(254)	(302)	(543)	(496)	(275)	(294)
	$(258)	$(307)	$(525)	$(480)	$(300)	$(322)

(a) Included in "Pension and postretirement benefits" within in the consolidated balance sheets is postemployment benefits of $73 million and $75 million at December 31, 2019 and 2018 which are not included in the tables above.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Amounts recognized in accumulated other comprehensive loss for pension and postretirement benefits, inclusive of tax effects, consist of the following components at December 31, 2019 and 2018:

	Pension Plans				Other Postretirement Benefits Plans
	U.S.		Non-U.S.
	2019	2018	2019	2018	2019	2018
Actuarial loss	$230	$255	$145	$80	$34	$31
Prior service cost/(credit)	—	—	3	4	(70)	(73)
Total	$230	$255	$148	$84	$(36)	$(42)

Information for defined benefit plans with projected benefit obligations in excess of plan assets:

	Pension Plans				Other Postretirement Benefits Plans
	2019		2018
	U.S.	Non-U.S.	U.S.	Non-U.S.	2019	2018
Projected benefit obligation	$1,320	$712	$1,302	$652	$300	$322
Fair value of plan assets	$1,062	$151	$995	$138	$—	$—

Information for pension plans with accumulated benefit obligations in excess of plan assets:

	December 31, 2019		December 31, 2018
	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligation	$1,320	$682	$1,302	$620
Accumulated benefit obligation	$1,320	$637	$1,302	$606
Fair value of plan assets	$1,062	$126	$995	$111

The accumulated benefit obligation for all pension plans is $2,315 million and $2,225 million at December 31, 2019 and 2018.

Net periodic pension and postretirement benefits costs for the years 2019, 2018 and 2017, consist of the following components:

	Pension Plans						Other Postretirement Benefits Plans
	U.S.			Non-U.S.
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Service cost	$2	$1	$1	$24	$14	$9	$1	$—	$—
Interest cost	53	21	10	24	15	13	13	8	5
Expected return on plan assets	(67)	(28)	(14)	(19)	(18)	(25)	—	—	—
Curtailment loss (gain)	—	—	—	—	—	—	(7)	1	—
Settlement loss	6	1	8	1	3	1	—	—	—
Net amortization:
Actuarial loss	5	5	5	5	6	9	4	5	4
Prior service cost (credit)	—	—	—	1	1	1	(8)	—	(1)
Net periodic costs	$(1)	$—	$10	$36	$21	$8	$3	$14	$8

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following assumptions were used in the accounting for the pension and other postretirement benefits plans for the years of 2019, 2018, and 2017:

	Pension Plans						Other Postretirement Benefits Plans
	U.S.			Non-U.S.
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Weighted-average assumptions used to determine benefit obligations:
Discount rate	3.2%	4.2%	3.8%	1.7%	2.6%	2.6%	3.2%	4.3%	3.8%
Rate of compensation increase	n/a	n/a	n/a	2.0%	3.0%	2.5%	n/a	n/a	n/a

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	4.2%	4.1%	4.2%	2.6%	2.4%	2.8%	4.3%	4.2%	4.2%
Expected long-term return on plan assets	6.3%	6.0%	7.8%	4.0%	4.2%	5.2%	n/a	n/a	n/a
Rate of compensation increase	n/a	n/a	n/a	2.0%	2.9%	2.5%	n/a	n/a	n/a

Estimated amounts to be amortized from accumulated other comprehensive loss into net periodic benefit cost in the year ending December 31, 2020 based on December 31, 2019 plan measurements:

	2020
	Pension Plans		Other Postretirement Benefits Plans
	U.S.	Non-U.S
Net actuarial loss	$6	$9	$2
Prior service (credit)	—	—	(9)
	$6	$9	$(7)

Estimated future benefit payments are as follows:

	Pension Plans		Other Postretirement Benefits Plans
Year	U.S.	Non-U.S.
2020	$97	$44	$25
2021	$95	$44	$25
2022	$98	$46	$24
2023	$97	$50	$24
2024	$96	$48	$23
2025-2029	$410	$251	$99

Health Care Trend
The weighted-average assumed health care cost trend rate used in determining next year's postretirement health care benefits are as follows:

	Other Postretirement Benefits Plans
	2019	2018	2017
Initial health care cost trend rate	6.6%	6.9%	6.8%
Ultimate health care cost trend rate	4.9%	4.9%	4.5%
Year ultimate health care cost trend rate reached	2027	2027	2027

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The assumed health care cost trend rate has a significant effect on the amounts reported for other postretirement benefits plans. The following table illustrates the sensitivity to a change in the assumed health care cost trend rate:

	Total Service and Interest Cost	Postretirement Benefits Obligation
100 basis point ("bp") increase in health care cost trend rate	$—	$21
100 bp decrease in health care cost trend rate	$(1)	$(18)

Long-term Rate of Return
The Company's expected return on assets is established annually through analysis of anticipated future long-term investment performance for the plan based upon the asset allocation strategy and is primarily a long-term prospective rate.
An analysis was performed in December 2019 resulting in changes to the expected long-term rate of return on assets. The weighted-average long-term rate of return on assets for the U.S. pension plans was 6.3% at both December 31, 2019 and 2018. The expected long-term rate of return on plan assets used in determining pension expense for non-U.S. plans is determined in a similar manner to the U.S. plans and decreased from 4.0% at December 31, 2018 to 3.5% at December 31, 2019.

Plan Assets
Certain pension plans sponsored by the Company invest in a diversified portfolio consisting of an array of asset classes that attempts to maximize returns while minimizing volatility. These asset classes include developed market equities, emerging market equities, private equity, global high quality and high yield fixed income, real estate, and absolute return strategies.

U.S. Plans: The U.S. investment strategy mitigates risk by incorporating diversification across appropriate asset classes to meet the plans' objectives. It is intended to reduce risk, provide long-term financial stability for the plan, and maintain funded levels that meet long-term plan obligations while preserving sufficient liquidity for near-term benefit payments. Risk assumed is considered appropriate for the return anticipated and consistent with the diversification of plan assets. Approximately 51% of the U.S. plan assets were invested in actively managed investment funds. The Company’s investment strategy includes a target asset allocation of 55% equity investments, 20% fixed income investments, 5% debt securities, and 20% in other investment types including hedge funds.

Non-U.S. Plans: The Company's non-U.S. plans are individually managed to different target levels depending on the investing environment in each country and the funded status of each plan, with a reduction in the allocation of assets to equity and fixed income securities at higher funded ratios. The insurance contracts guarantee a minimum rate of return. The Company has no input into the investment strategy of the assets underlying the contracts, but they are typically heavily invested in active bond markets and are highly regulated by local law.

Pension plan assets were invested in the following classes of securities:

	Percentage of Fair Market Value
	December 31, 2019
	U.S.	Non-U.S.
Equity securities	66%	32%
Fixed income securities	15%	5%
Debt securities	10%	43%
Insurance contracts	—%	15%
Other	9%	5%

The assets of some of the Company's pension plans are invested in trusts that permit commingling of the assets of more than one employee benefit plan for investment and administrative purposes. Each of the plans participating in the trust has interests in the net assets of the underlying investment pools.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the Company’s defined benefit plan assets measured at fair value by asset class:

	Fair Value Level as of December 31, 2019
	U.S.				Non-U.S.
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Investments with registered investment companies:
Equity securities	$337	$—	$—	$337	$1	$—	$—	$1
Fixed income securities	158	—	—	158	23	—	—	23
Real estate and other	38	—	—	38	—	—	—	—
Equity securities	238	—	—	238	18	58	—	76
Debt securities:
Corporate and other	—	21	—	21	6	—	—	6
Government	12	21	—	33	5	166	—	171
Real Estate and other	—	—	—	—	3	10	—	13
Insurance contracts	—	—	—	—	—	—	80	80
Hedge funds	—	—	21	21	—	—	—	—
Cash and equivalents	34	—	—	34	14	—	—	14
Total	$817	$42	$21	$880	$70	$234	$80	$384
Plan assets measured at net asset value
Equity securities				$128				$92
Government debt securities				—				33
Corporate and other debt securities				54				14
Total plan assets measured at net asset value				182				139
Net plan assets				$1,062				$523

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fair Value Level as of December 31, 2018
	U.S.				Non-U.S.
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Investments with registered investment companies:
Equity securities	$323	$—	$—	$323	$1	$—	$—	$1
Fixed income securities	167	—	—	167	21	—	—	21
Real estate and other	41	—	—	41	—	—	—	—
Equity securities	194	—	—	194	14	55	—	69
Debt securities:
Corporate and other	—	18	—	18	8	—	—	8
Government	12	21	—	33	2	147	—	149
Real Estate and other	—	—	—	—	1	4	—	5
Insurance contracts	—	—	—	—	—	—	71	71
Hedge funds	—	—	28	28	—	—	—	—
Cash and equivalents	33	—	—	33	17	—	—	17
Total	$770	$39	$28	$837	$64	$206	$71	$341
Plan assets measured at net asset value
Equity securities				$104				$81
Government debt securities				—				30
Corporate and other debt securities				54				14
Total plan assets measured at net asset value				158				125
Net plan assets				$995				$466

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

The table below summarizes the changes in the fair value of the Level 3 assets:

	December 31, 2019		December 31, 2018
	Level 3 Assets		Level 3 Assets
	U.S.	Non-U.S.	U.S.	Non-U.S.
Balance at beginning of period	$28	$71	$—	$9
Net realized/unrealized gains (loss)	2	7	(2)	1
Purchases and settlements, net	8	24	—	—
Sales, net	(17)	(20)	—	—
Transfers into (out) of Level 3	—	—	—	15
Acquisitions	—	—	30	56
Held for sale	—	—	—	(10)
Foreign exchange	—	(2)	—	—
Balance at end of period	$21	$80	$28	$71

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table contains information about significant concentrations of risk, including all individual assets that make up more than 5% of the total assets and any direct investments in Tenneco stock:

Asset Category	Fair Value Level	Fair Value	Percentage of Total Assets
2019:
Tenneco stock	1	$5	0.3%
2018:
Tenneco stock	1	$10	0.7%

14.    Income Taxes

The domestic and foreign components of the Company's earnings before income taxes and noncontrolling interests are as follows:

	Year Ended December 31
	2019	2018	2017
U.S. income earnings (loss) before income taxes	$(599)	$(138)	$(28)
Foreign earnings (loss) before income taxes	398	312	364
Earnings (loss) before income taxes and noncontrolling interests	$(201)	$174	$336

The following table is a comparative analysis of the components of income tax expense (benefit):

	Year Ended December 31
	2019	2018	2017
Current —
U.S. federal	$8	$8	$(23)
State and local	1	1	1
Foreign	161	119	101
	170	128	79
Deferred —
U.S. federal	(101)	(35)	16
State and local	(13)	(5)	(3)
Foreign	(37)	(25)	(21)
	(151)	(65)	(8)
Income tax expense (benefit)	$19	$63	$71

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table is a reconciliation of income taxes computed at the statutory U.S. federal income tax rate (21% for 2019 and 2018 and 35% for 2017) to the income tax expense (benefit) reflected in the consolidated statements of income (loss):

	Year Ended December 31
	2019	2018	2017
Income tax expense (benefit) computed at the statutory U.S. federal income tax rate	$(42)	$37	$117
Increases (reductions) in income tax expense resulting from:
Foreign income taxed at different rates	8	19	(48)
Transition tax under Tax Cuts and Jobs Act ("TCJA")	—	11	43
Remeasurement of worldwide deferred taxes	—	—	53
State and local taxes on income, net of U.S. federal income tax benefit	(14)	(6)	(2)
Changes in valuation allowance for tax loss carryforwards and credits	36	—	(1)
Investment and R&D tax credits	(19)	(12)	(6)
Foreign earnings subject to U.S. federal income tax	12	13	(74)
Non-deductible expenses	16	3	3
Goodwill impairment	22	—	—
Tax contingencies	(7)	1	(1)
Gains on transfers of subsidiaries	21	—	—
Nonconsolidated affiliates	(8)	(4)	—
Other	(6)	1	(13)
Income tax expense (benefit)	$19	$63	$71

The Company reported income tax expense of $19 million, $63 million, and $71 million for the years ended December 31, 2019, 2018, and 2017. The tax expense recorded for the year ended December 31, 2019 included tax benefits of $33 million relating to a valuation allowance release for an entity in Spain. In addition, the Company recorded $22 million of tax expense relating to a goodwill impairment discussed in Note 7, Goodwill and Other Intangible Assets and $21 million of tax expense relating to gains on transfers of subsidiaries for entities in China and Luxembourg for the year ended December 31, 2019. The tax expense recorded for the year ended December 31, 2018 included tax benefits of $10 million relating to a valuation allowance release for entities in Australia and $11 million of tax expense for changes in the toll tax. The tax expense recorded for the year ended December 31, 2017 included a net tax benefit of $74 million primarily relating to the recognition of a U.S. tax benefit for foreign taxes.

On December 22, 2017, the TCJA was enacted into U.S. law, which, among other provisions, lowered the corporate income tax rate effective January 1, 2018 from 35% to 21%, and implemented significant changes with respect to U.S. tax treatment of earnings originating from outside the U.S. Many of the provisions of TCJA are subject to regulatory interpretation and U.S. state conforming enactments. The Internal Revenue Service (IRS) issued Notice 2018-26 on April 2, 2018 and issued proposed regulations under Section 965 on August 1, 2018, which provided additional guidance to assist taxpayers in computing the toll tax. Based on the new guidance, an $11 million discrete charge was recorded in income tax expense for the year ended December 31, 2018. The Company has completed its accounting for the tax effects of the enactment at December 31, 2018.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of the Company's net deferred tax assets were as follows:

	December 31
	2019	2018
Deferred tax assets —
Tax loss carryforwards:
State	$18	$18
Foreign (a)	559	404
Tax credits	179	159
Postretirement benefits other than pensions	20	21
Pensions	158	158
Payroll accruals	23	24
Book over tax depreciation	91	68
Research expense capitalized for tax	72	30
Other accruals	167	133
Valuation allowance (a)	(762)	(554)
Total deferred tax assets	525	461
Deferred tax liabilities —
Amortization of intangibles	24	82
Total deferred tax liabilities	24	82
Net deferred tax assets	$501	$379

(a) The prior year amount has been updated from the prior year disclosure.

State tax loss carryforwards have been presented net of uncertain tax positions that, if realized, would reduce tax loss carryforwards in both 2019 and 2018 by $2 million. Additionally, foreign tax loss carryforwards, have been presented net of uncertain tax positions that, if realized, would reduce tax loss carryforwards in 2019 and 2018 by $14 million and $68 million.

	At December 31
	2019	2018
Consolidated Balance Sheets:
Non-current portion — deferred tax asset	$607	$467
Non-current portion — deferred tax liability	(106)	(88)
Net deferred tax assets	$501	$379

The Company evaluates its deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. This assessment considers, among other matters, the nature, frequency and amount of recent losses, the duration of statutory carryforward periods, and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified. If (i) recent operational improvements continue in foreign subsidiaries or (ii) certain restructuring steps are completed as part of the future spin of DRiV, the Company believes it is reasonably possible that sufficient positive evidence may be available to release all, or a portion, of its valuation allowance in the next twelve months.

As a result of the valuation allowances recorded of $762 million and $554 million at December 31, 2019 and 2018, the Company has potential tax assets that were not recognized on its consolidated balance sheets. These unrecognized tax assets resulted primarily from foreign tax loss carryforwards, foreign investment tax credits, foreign research and development credits, and U.S. state net operating losses ("NOLs") that are available to reduce future tax liabilities.

The Company's state NOLs expire in various tax years through 2040 or have unlimited carryforward potential. The Company's non-U.S. NOLs expire in various tax years through 2039 or have unlimited carryforward potential.

The Company does not provide for U.S. income taxes on unremitted earnings of foreign subsidiaries, except for the earnings of three of its China operations, two of its Korea operations, two of its India operations, and one of its Spain operations as its present intention is to reinvest the unremitted earnings in the Company's foreign operations. Unremitted earnings of foreign subsidiaries were approximately $2.2 billion at December 31, 2019 and the Company estimated the amount of U.S. and foreign

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

income taxes that would be accrued or paid upon remittance of the assets that represent those unremitted earnings was $117 million.

A tax benefit from an uncertain tax position may be recognized when it is “more likely than not” that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.

A reconciliation of the Company's uncertain tax positions is as follows:

	2019	2018	2017
Uncertain tax positions —
Balance at beginning of period	$224	$112	$111
Gross increases in tax positions due to acquisition	—	110	—
Gross increases in tax positions in current period	12	8	6
Gross increases in tax positions in prior period	4	7	2
Gross decreases in tax positions in prior period	(5)	(1)	(2)
Gross decreases — settlements	(12)	(2)	—
Gross decreases — statute of limitations expired	(8)	(10)	(5)
Balance at end of period	$215	$224	$112

Additional information surrounding the balance of uncertain tax positions recognized were the following:

	Years ended December 31
	2019	2018	2017
Tax benefits, that if recognized, would affect the effective tax rate	$141	$134	$108
Income tax expense for accrued interest	$1	$2	$—

The Company's liability for penalties and interest were as follows:

	At December 31
	2019	2018
Accrued liability for penalties on uncertain tax positions	$4	$12
Accrued liability for interest on uncertain tax positions	$12	$11

The Company's uncertain tax position at December 31, 2019 and 2018 included exposures relating to the disallowance of deductions, global transfer pricing, and various other issues. The Company believes it is reasonably possible that a decrease of up to $32 million in unrecognized tax benefits related to the expiration of U.S. and foreign statute of limitations and the conclusion of income tax examinations may occur within the next twelve months.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. As of December 31, 2019, the Company's tax years open to examination in primary jurisdictions are as follows:

Open To Tax Year
United States	2003
Belgium	2017
Brazil	2015
China	2012
France	2009
Germany	2012
India	2000
Italy	2015
Mexico	2013
Poland	2014
Spain	2000
United Kingdom	2016

15.    Commitments and Contingencies

Capital Commitments
The Company estimates expenditures aggregating to approximately $106 million will be required after December 31, 2019 to complete facilities and projects authorized at such date, and it has made substantial commitments in connection with these facilities and projects.

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

The Company expenses or capitalizes, as appropriate, expenditures for ongoing compliance with environmental regulations. As of December 31, 2019, the Company has an obligation to remediate or contribute towards the remediation of certain sites, including the sites discussed above at which it may be a PRP. The undiscounted value of the estimated remediation costs was $40 million as of December 31, 2019.

The Company maintains the aggregated estimated share of environmental remediation costs for all these sites on a discounted basis in the consolidated balance sheets as follows:

	December 31
	2019	2018
Accrued expenses and other current liabilities	$8	$12
Deferred credits and other liabilities	28	28
	$36	$40

For those locations where the liability was discounted, the weighted average discount rate used was 1.3%.

The Company's expected payments of environmental remediation costs for non-indemnified locations are estimated to be:

	2020	2021	2022	2023	2024	2025 and thereafter
Expected payments	$7	$4	$3	$2	$2	$15

In addition to amounts described above, the Company estimates it will make expenditures for property, plant and equipment for environmental matters of approximately $15 million in 2021 and $17 million in 2022.

Based on information known to the Company from site investigations and the professional judgment of consultants, the Company has established reserves it believes are adequate for these costs. Although the Company believes these estimates of remediation costs are reasonable and are based on the latest available information, the costs are estimates, difficult to quantify based on the complexity of the issues, and are subject to change as more information becomes available about the extent of remediation required. At some sites, the Company expects other parties will contribute to the remediation costs. In addition, certain environmental statutes provide that the Company's liability could be joint and several, meaning that the Company could be required to pay amounts in excess of its share of remediation costs. The financial strength of the other PRPs at these sites has been considered, where appropriate, in the determination of the estimated liability. The Company does not believe any potential

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

costs associated with its current status as a PRP, or as a liable party at the other locations referenced herein, will be material to its annual consolidated financial position, results of operations, or liquidity.

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

Additionally, in February 2018, the Company settled civil putative class action litigation in the United States brought by classes of direct purchasers, end-payors and auto dealers. No other classes of plaintiffs have brought claims against the Company in the United States. Based upon those earlier developments, including settlement discussions, the Company established a reserve of $132 million in its second quarter 2017 financial results for settlement costs that were probable, reasonably estimable, and expected to be necessary to resolve its antitrust matters globally, which primarily involves the resolution of civil suits and related claims. Of the $132 million reserve that was established, $79 million was paid through December 31, 2019. In connection with the resolution of certain claims, $9 million was released as a change in estimate from the reserve in the third quarter of 2019 and a payment of $30 million was made in the first quarter of 2020 from amounts that were included in the reserve. At December 31, 2019, the total remaining reserve was $44 million, of which $30 million was recorded in accrued expenses and other current liabilities and $14 million was recorded in deferred credits and other liabilities in the consolidated

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

balance sheets. While the Company, including its Federal-Mogul subsidiaries, continues to cooperate with certain competition agencies investigating possible violations of antitrust laws relating to products supplied by the Company, and the Company may be subject to other civil lawsuits and/or related claims, no amount of this reserve is attributable to matters with the DOJ or the EC, and no such amount is expected based on current information.

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

While the Company vigorously defends itself against all of these legal proceedings, claims and investigations and take other actions to minimize its potential exposure, in future periods, the Company could be subject to cash costs or charges to earnings if any of these matters are resolved on unfavorable terms. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, including the Company's assessment of the merits of the particular claim, except as described above under "Antitrust Investigations", the Company does not expect these legal proceedings, claims or investigations currently pending against it will have any material adverse effect on its annual consolidated financial position, results of operations or liquidity.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Asset Retirement Obligations
As a result of the Federal-Mogul Acquisition, the Company acquired liabilities related to asset retirement obligations (ARO). The Company’s primary ARO activities relate to the removal of hazardous building materials at its facilities. The Company records an ARO at fair value upon initial recognition when the amount is probable and can be reasonably estimated. ARO fair values are determined based on the Company’s determination of what a third party would charge to perform the remediation activities, generally using a present value technique.

The Company maintains ARO liabilities in the consolidated balance sheets as follows:

	December 31
	2019	2018
Accrued expenses and other current liabilities	$3	$3
Deferred credits and other liabilities	13	12
	$16	$15

The following is a rollforward of the Company’s ARO liability for the years ended December 31, 2019 and 2018:

Balance at December 31, 2017	$—
Acquisitions	12
Liabilities incurred	3
Liabilities settled/adjustments	—
Balance at December 31, 2018	15
Liabilities incurred	—
Liabilities settled/adjustments	—
Foreign currency	1
Balance at December 31, 2019	$16

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

Below is a table that shows the activity in the warranty accrual accounts:

	Year Ended December 31
	2019	2018	2017
Balance at beginning of period	$45	$32	$27
Acquisitions	—	17	—
Accruals related to product warranties	32	14	15
Reductions for payments made	(23)	(18)	(10)
Balance at end of period	$54	$45	$32

16.    Leases

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

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Some leasing arrangements require variable payments that are dependent on usage, output, or may vary for other reasons, such as insurance and tax payments. The variable portion of lease payments is not included in the computation of the right of use assets or lease liabilities. Rather, variable payments, other than those dependent upon a market index or rate, are expensed when the obligation for those payments is incurred and are included in "Cost of sales" and "Selling, general, and administrative" within the consolidated statements of income (loss).

The Company does not include significant restrictions or covenants in its lease agreements, and residual value guarantees are generally not included within its operating leases.

The components of lease expense were as follows:

Year Ended December 31, 2019
Operating lease expense	$131
Finance lease expense
Amortization of right-of-use assets	1
Short-term lease expense	13
Variable lease expense	26
Sublease income	(1)
Total lease expense	$170

Other information related to leases was as follows:

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$160
Financing cash flows from finance leases	$1
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$170

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Supplemental balance sheet information related to leases was as follows:

December 31, 2019
Operating leases
Operating lease right-of-use assets (a)	$331

Other current liabilities (b)	$96
Other long-term liabilities (c)	234
Total operating lease liabilities	$330

Finance leases
Property, plant and equipment, gross	$2
Accumulated depreciation	(1)
Total finance lease right-of-use assets	$1

Other current liabilities (b)	$1
Other long-term liabilities (c)	1
Total finance lease liabilities	$2

(a) Included in "Other assets" in the consolidated balance sheets.
(b) Included in "Accrued expenses and other current liabilities" in the consolidated balance sheets.
(c) Included in "Deferred credits and other liabilities" in the consolidated balance sheets.

	December 31, 2019
	Weighted average remaining lease term	Weighted average discount rate
Operating leases	4.82	4.24%
Finance leases	3.18	4.02%

Maturities of lease liabilities under non-cancellable leases as of December 31, 2019 were as follows:

Year ending December 31	Operating leases	Finance leases
2020	$109	$2
2021	84	—
2022	61	—
2023	44	—
2024	27	—
Thereafter	40	—
Total future undiscounted lease payments	365	2
Less imputed interest	(35)	—
Total reported lease liability	$330	$2

Total rental expense (under ASC 840) for the years ended December 31, 2018 and 2017 was $111 million and $81 million.

At December 31, 2018, future minimum operating lease payments (under ASC 840) for the years ended December 31, 2019, 2020, 2021, 2022, 2023, and beyond were as follows: $120 million, $100 million, $86 million, $68 million, $56 million, and $53 million.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17.     Share-Based Compensation
The Company's current long-term incentive compensation plan, which was originally adopted in 2006 and amended in 2009, 2013, and 2018, is known as the Tenneco Inc. 2006 Long-Term Incentive Plan ("2006 LTIP"). The types of awards that may be granted under the 2006 LTIP are stock-options (both incentive and non-qualified stock options), stock appreciation rights ("SARs"), Full Value Awards (including bonus stock, stock units, restricted stock, restricted stock units ("RSUs"), deferred stock units, performance stock, and performance stock units ("PSUs")), and cash incentive awards (including long-term performance units ("LTPUs") and cash settled RSUs).

On September 12, 2018, the stockholders of the Company approved an amendment to the 2006 LTIP to increase the shares of common stock available thereunder to 3.0 million. Share-settled awards are settled through the issuance of new shares of Class A Common Stock. As of December 31, 2019, up to 14.8 million shares of the Company's Class A Common Stock are authorized to be issued under its 2006 LTIP, of which approximately 1,964,372 shares remain authorized for granting under the plan.

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

Director restricted stock awards generally vest on the date of grant. Stock options, RSUs (both cash-settled and share-settled) and restricted stock are time-based service awards and generally vest according to a three-year graded vesting schedule. One-third of the award will vest on the first anniversary of the grant date, one-third of the award will vest on the second anniversary, and one-third of the award will vest on the third anniversary.

LTPU and PSU awards generally have a three-year performance period and cliff vest at the end of the period based upon achievement of performance and market targets established at the time of grant. Generally, 50% of the award is based on performance targets and 50% is based on market targets. The market target for both LTPUs and PSUs is Company total shareholder return (TSR) percentile ranking among peer companies with TSR defined as change in stock price plus dividends paid divided by beginning stock price. The LTPUs have two performance targets, Cumulative EBITDA and Cumulative free cash flow, which are defined in the award. The 2018 PSUs have one performance target, Cumulative economic value added, which is defined in the award.

Director restricted stock, restricted stock and RSUs (cash-settled and share-settled) will participate in any dividends during the vesting period, which are subject to the same vesting terms of the award. The dividends are generally paid in cash on the settlement date of the award.

The fair value of restricted stock and RSUs (cash-settled and share-settled) are determined using the average of the high and low trading price of the Company's common stock on the date of measurement. The fair value of LTPU’s and PSUs are determined using the probability weighted factors for performance conditions combined with Monte Carlo simulation model for market conditions. The Monte Carlo model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculated the fair value of the award. The starting stock price is based on the trailing 20-day closing stock price as of the beginning of the performance period and the closing stock price on the valuation date, as well as the respective stock prices for component companies. The risk-free rate is based on yields observed on the U.S. Treasury constant maturity notes with a term equal to the remaining term of the award being measured. Expected volatilities utilized in the model are based on historical volatility of the Company and the companies in the S&P 500 index using daily stock price returns prior to the valuation date, commensurate with the remaining performance period at the measurement date. The cross correlation among stock price returns of the Company and each of the component companies in the S&P 500 with the S&P 500 Index are calculated based on daily returns over the trailing period commensurate with the remainder of the performance period at the valuation date.

For restricted stock, share-settled RSUs and PSUs that have not yet vested, the Company estimates forfeitures by taking the average of the past actual forfeiture rate for these grants.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Cash-Settled Awards
The Company has granted RSUs and LTPUs to certain key employees that are payable in cash. These awards are classified as liabilities and are valued based on the fair value of the award at the grant date and are remeasured at each reporting date until settlement with compensation expense being recognized in proportion to the completed requisite period up until date of settlement. At December 31, 2019, the LTPUs outstanding included a three-year grant for 2017-2019 payable in the first quarter of 2020.

Total share-based compensation expense (net of taxes) for the cash-settled awards was expense of $3 million, a benefit of $1 million, and expense of $4 million for the years ended December 31, 2019, 2018, and 2017. Share-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of income (loss). As of December 31, 2019, no unrecognized costs on the cash-settled awards remain.

Share-Settled Awards
The Company has granted restricted stock and stock options to its directors and certain key employees. In addition, beginning in 2018, the Company has granted RSUs and PSUs that are payable in common stock to certain key employees. These awards are settled in shares upon vesting with compensation expense being recognized based on the grant date fair value recognized ratably over the requisite service period if it is probable the performance target related to the PSUs will be achieved and subsequently adjusted if the probability assessment changes.

Total share-based compensation expense (net of taxes) for the share-settled awards was $19 million, $11 million, and $11 million for the years ended December 31, 2019, 2018, and 2017. Share-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of income (loss).

Stock Options
The Company's nonqualified stock options generally have seven-year terms. There have been no stock options granted since 2014 and all options are currently vested. There was no unrecognized compensation cost related to the Company's stock option awards as of December 31, 2019.

The following table reflects the status and activity for all options to purchase common stock for the period indicated:

	Year Ended December 31, 2019
	Shares Under Option	Weighted Avg. Exercise Prices	Weighted Avg. Remaining Life in Years	Aggregate Intrinsic Value
				(Millions)
Options outstanding at beginning of period	293,997	$46.89	1.4	$—
Granted	—	—
Exercised	(8,438)	29.08
Forfeited/expired	(12,689)	42.90
Options outstanding at end of period	272,870	$47.41	0.5	$—

Cash received from stock option exercises was less than $1 million, $1 million, and $8 million for the years ended December 31, 2019, 2018, and 2017. Stock options exercised generated a tax shortfall of less than $1 million, a tax shortfall of less than $1 million, and an excess tax benefit of $2 million for the years ended December 31, 2019, 2018, and 2017.

As of December 31, 2019, all outstanding options are exercisable. The total intrinsic value of options exercised during the years ended December 31, 2019, 2018, and 2017 was less than $1 million, less than $1 million, and $6 million.

No options vested in 2019 or 2018. The total fair value of shares vested from options that were granted prior to 2015 was $2 million for the year ended December 31, 2017.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restricted Stock, Share-Settled RSUs and PSUs
The following table reflects the status for all nonvested restricted stock, share-settled RSUs, and PSUs for the period indicated:

	Restricted Stock		Share-Settled RSUs		PSUs
	Shares	Weighted Avg. Grant Date Fair Value	Units	Weighted Avg. Grant Date Fair Value	Units	Weighted Avg. Grant Date Fair Value
Nonvested balance at beginning of period	178,550	$55.46	440,403	$47.99	227,049	$49.18
Granted	36,603	34.06	867,305	34.21	634,511	24.77
Vested	(172,752)	50.18	(100,502)	53.61	—	—
Forfeited	(6,771)	56.01	(81,860)	40.70	(55,327)	43.17
Nonvested balance at end of period	35,630	$63.27	1,125,346	$37.91	806,233	$34.12

At December 31, 2019, the PSUs outstanding represent a three-year grant for 2018-2020 payable in the first quarter of 2021 and a three-year grant for 2019-2021 payable in the first quarter of 2022.

The total fair value of restricted stock vested was $8 million, $11 million, and $14 million for the years ended December 31, 2019, 2018, and 2017.

At December 31, 2019, approximately $40 million of total unrecognized compensation costs is expected to be recognized on the share-settled awards over a weighted-average period of approximately two years.

18.    Shareholders' Equity

Common Stock

Common Stock Outstanding
The Company has authorized 175,000,000 shares ($0.01 par value) of Class A Common Stock at December 31, 2019 and 2018. The Company has authorized 25,000,000 shares ($0.01 par value) of Class B Common Stock at December 31, 2019 and 2018.

Pursuant to the Amended and Restated Certificate of Incorporation, in connection with the Federal-Mogul Acquisition, Class B Common Stock was created, and the Company’s then existing common stock was reclassified as Class A Common Stock during the year ended December 31, 2018.

Total common stock outstanding and changes in common stock issued are as follows:

	Class A Common Stock			Class B Common Stock
	Year Ended December 31			Year Ended December 31
	2019	2018	2017	2019	2018
Shares issued at beginning of period	71,675,379	66,033,509	65,891,930	23,793,669	—
Share issuances(a)	—	5,651,177	—	—	23,793,669
Issuance (repurchased) pursuant to benefit plans	113,916	19,919	34,760	—	—
Restricted stock forfeited and withheld for taxes	(70,672)	(51,049)	(126,682)	—	—
Stock options exercised	8,438	21,823	233,501	—	—
Shares issued at end of period	71,727,061	71,675,379	66,033,509	23,793,669	23,793,669

Treasury stock	14,592,888	14,592,888	14,592,888	—	—
Total shares outstanding	57,134,173	57,082,491	51,440,621	23,793,669	23,793,669

(a) Represents an aggregate of 29,444,846 shares of Common Stock delivered to AEP as the Stock Consideration related to Federal-Mogul Acquisition. See Note 3, Acquisitions and Divestitures for additional information.

The rights of the Class A Common Stock and Class B Common Stock are the same, except with respect to voting and conversion. Holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are not

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

entitled to vote unless a proposed action would diminish their rights, powers or privileges, in which case such action must be unanimously approved by the holders of the Class B Common Stock. Holders of Class A Common Stock have no right to convert their shares into other securities. Each share of Class B Common Stock will automatically convert into a share of Class A Common Stock upon transfer, with limited exceptions. In addition, if the proposed spin-off of the Company’s aftermarket and ride performance business (the “Spin-Off”) does not occur by April 1, 2020, each holder of Class B Common Stock may convert its shares into an equal number of shares of Class A Common Stock, provided that the initial Class B holders would not own, in the aggregate, more than 15 percent of the Class A Common Stock following such conversion.

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

The Shareholders Agreement contains standstill and voting obligations applicable to IEP and its affiliates that expire on the earlier of (i) April 1, 2020, if the Spin-Off has not occurred, and (ii) one year after the date on which IEP and its affiliates cease to own at least 5% of the Outstanding Shares. Prior to IEP taking certain specified actions with respect to the Company, IEP must cause its designee to resign from the Board at least 30 days. In addition, IEP and its affiliates are prohibited from directly or indirectly acquiring, offering to acquire, or agreeing to acquire any shares of Class A Common Stock or other securities of the Company until April 1, 2021. If the Spin-Off has not occurred by April 1, 2020, the Shareholders Agreement provides that IEP may convert its shares of Class B Common Stock into Class A Common Stock to the extent the conversion would not result in IEP and its affiliates owning more than 15% of the Company's Class A Common Stock following the conversion.

Until the later of (i) the expiration of the standstill restrictions referenced above and (ii) the time when IEP and its affiliates cease to own at least 10% of the Outstanding Shares, IEP and its affiliates may not transfer any shares (a) to certain specified types of investors and (b) in an amount equal to 5% or more of the Class A Common Stock issued and outstanding at the time of such transfer (subject to certain exceptions).

For so long as IEP and its affiliates own at least 10% of the Outstanding Shares, if the Company proposes to issue any equity securities (other than in an excluded issuance), IEP and its affiliates have certain preemptive rights. The Shareholders Agreement also includes registration rights for IEP.

Share Repurchase Program
During 2015, the Company's Board of Directors approved a share repurchase program, authorizing it to repurchase up to $550 million of its then outstanding Class A Common Stock over a three-year period ("2015 Program"). In February 2017, the Company's Board of Directors authorized the repurchase of up to $400 million of its then outstanding Class A Common Stock over the next three years ("2017 Program"). The 2017 Program included $112 million that remained authorized under the 2015 Program. The Company generally acquires the shares through open market or privately negotiated transactions, and has historically utilized cash from operations. The repurchase program does not obligate the Company to repurchase shares within any specific time or situations. No new share repurchase programs were authorized by the Board of Directors in 2019 or 2018.

During the years ended December 31, 2019 and 2018, no shares were repurchased under the 2017 Program. The Company purchased 2,936,950 shares during the year ended December 31, 2017 through open market purchases at a total cost of $169 million, at an average price of $57.57 per share. The remaining $231 million authorized for share repurchases under the 2017 Program expired at December 31, 2019.

Preferred Stock
The Company had 50,000,000 shares of preferred stock ($0.01 par value) authorized at both December 31, 2019 and 2018. No shares of preferred stock were issued or outstanding at those dates.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

19.    Changes in Accumulated Other Comprehensive Income (Loss) by Component

The following represents the Company’s changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31
	2019		2018		2017
Foreign currency translation adjustment:
Balance at beginning of period	$(395)		$(263)		$(367)
Other comprehensive income (loss) before reclassifications	23		(134)		104
Income tax provision (benefit)	3		2		—
Other comprehensive income (loss), net of tax	26		(132)		104
Balance at end of period	(369)		(395)		(263)
Pension and postretirement benefits:
Balance at beginning of period	(297)		(275)		(292)
Other comprehensive income (loss) before reclassifications	(46)		(47)		2
Reclassification to earnings	7		22		26
Other comprehensive income (loss) before tax	(39)		(25)		28
Income tax provision (benefit)	(6)		3		(11)
Other comprehensive income (loss), net of tax	(45)		(22)		17
Balance at end of period	(342)		(297)		(275)
Cash flow hedging instruments:
Balance at beginning of period	—		—		—
Other comprehensive income (loss) before reclassifications	1		—		—
Reclassification to earnings	(1)		—		—
Other comprehensive income (loss) before tax	—	—	—	—	—
Balance at end of period	—		—		—

Accumulated other comprehensive loss at end of year	$(711)		$(692)		$(538)

Other comprehensive income (loss) attributable to noncontrolling interests, net of tax	$(10)		$(2)		$2

20.    Earnings (Loss) per Share

The Company computes basic earnings (loss) per share by dividing income available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted earnings (loss) per share is similar to the computation of basic earnings (loss) per share, except that the Company adjusts the weighted average number of shares outstanding to include estimates of additional shares that would be issued if potentially dilutive common shares had been issued. In addition, the Company adjusts income (loss) available to common shareholders to include any changes in income or loss that would result from the assumed issuance of the dilutive common shares.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Earnings (loss) per share of common stock outstanding were computed as follows:

	Year Ended December 31
	2019	2018	2017
Net income (loss) attributable to Tenneco Inc.	$(334)	$55	$198
Basic earnings (loss) per share —
Average shares of common stock outstanding	80,904,060	58,625,087	52,796,184
Earnings (loss) per average share of common stock	$(4.12)	$0.93	$3.75
Diluted earnings (loss) per share —
Average shares of common stock outstanding	80,904,060	58,625,087	52,796,184
Effect of dilutive securities:
Restricted stock and RSUs	—	93,546	111,062
Stock options	—	40,099	119,665
Average shares of common stock outstanding including dilutive securities	80,904,060	58,758,732	53,026,911
Earnings (loss) per average share of common stock	$(4.12)	$0.93	$3.73

For the years ended December 31, 2019, 2018, and 2017, the weighted average number of anti-dilutive potential common shares excluded from the calculation above totaled 1,868,274 shares, 257,567 shares, and 834 shares.

21.    Segment and Geographic Area Information
As previously announced, the Company intends to separate its businesses to form two new, independent, publicly traded companies, New Tenneco and DRiV. The New Tenneco business consists of two existing operating segments, Clean Air and Powertrain:

•
The Clean Air segment designs, manufactures, and distributes a variety of products and systems designed to reduce pollution and optimize engine performance, acoustic tuning, and weight on a vehicle for OEMs; and

•	The Powertrain segment focuses on original equipment powertrain products for automotive, heavy duty, and industrial applications.

The Company began to manage and report its DRiV businesses through two new operating segments, in the first quarter of 2019, as compared to the three operating segments it had previously reported. The DRiV operating segments are Motorparts and Ride Performance. The new Motorparts operating segment consists of the previously reported Aftermarket operating segment as well as the aftermarket portion of the previously reported Motorparts operating segment. The Ride Performance operating segment consists of the previously reported Ride Performance operating segment as well as the OE Braking business that was included in the previously reported Motorparts operating segment:

•
The Motorparts segment designs, manufactures, markets and distributes a broad portfolio of brand-name products in the global vehicle aftermarket within seven product categories including shocks and struts, steering and suspension, braking, sealing, engine, emissions, and maintenance; and

•
The Ride Performance segment designs, manufactures, markets, and distributes a variety of ride performance solutions and systems to a global OE customer base, including noise, vibration, and harshness performance materials, advanced suspension technologies, ride control, and braking.

Costs related to other business activities, primarily corporate headquarter functions, are disclosed separately from the four operating segments as "Corporate." Prior period operating segment results have been conformed to reflect the Company's current operating segments.

Management uses EBITDA including noncontrolling interests as the key performance measure of segment profitability and uses the measure in its financial and operational decision-making processes, for internal reporting, and for planning and forecasting purposes to effectively allocate resources. EBITDA including noncontrolling interests is defined as earnings before interest expense, income taxes, noncontrolling interests, and depreciation and amortization. Segment assets are not presented as it is not a measure reviewed by the Chief Operating Decision Maker in allocating resources and assessing performance.

EBITDA including noncontrolling interests should not be considered a substitute for results prepared in accordance with US GAAP and should not be considered an alternative to net income, which is the most directly comparable financial measure to

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

EBITDA including noncontrolling interests that is in accordance with US GAAP. EBITDA including noncontrolling interests, as determined and measured by the Company, should not be compared to similarly titled measures reported by other companies.

Segment results for 2019, 2018, and 2017 are as follows:

	Reportable Segments
	Clean Air	Powertrain	Ride Performance	Motorparts	Total Reportable Segments	Corporate	Reclass & Elims	Total
For the Year Ended December 31, 2019
Revenues from external customers	$7,121	$4,408	$2,754	$3,167	$17,450	$—	$—	$17,450
Intersegment revenues	$—	$160	$158	$40	$358	$—	$(358)	$—
Equity in earnings of nonconsolidated affiliates, net of tax	$—	$32	$4	$7	$43	$—	$—	$43
EBITDA including noncontrolling interests	$582	$363	$8	$184	$1,137	$(343)
For the Year Ended December 31, 2018
Revenues from external customers	$6,707	$1,112	$2,164	$1,780	$11,763	$—	$—	$11,763
Intersegment revenues	$—	$40	$64	$10	$114	$—	$(114)	$—
Equity in earnings of nonconsolidated affiliates, net of tax	$—	$14	$—	$4	$18	$—	$—	$18
EBITDA including noncontrolling interests	$599	$93	$69	$161	$922	$(255)
For the Year Ended December 31, 2017
Revenues from external customers	$6,216	$—	$1,807	$1,251	$9,274	$—	$—	$9,274
Intersegment revenues	$—	$—	$22	$—	$22	$—	$(22)	$—
Equity in earnings of nonconsolidated affiliates, net of tax	$—	$—	$—	$—	$—	$(1)	$—	$(1)
EBITDA including noncontrolling interests	$564	$—	$125	$195	$884	$(245)

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segment EBITDA including noncontrolling interests and the reconciliation to earnings before interest expense, income taxes, and noncontrolling interests are as follow:

	Year Ended December 31
	2019	2018	2017
EBITDA including noncontrolling interests by Segments:
Clean Air	$582	$599	$564
Powertrain	363	93	—
Ride Performance	8	69	125
Motorparts	184	161	195
Total Reportable Segments	1,137	922	884
Corporate	(343)	(255)	(245)
Depreciation and amortization	(673)	(345)	(226)
Earnings before interest expense, income taxes, and noncontrolling interests	121	322	413
Interest expense	(322)	(148)	(77)
Income tax (expense) benefit	(19)	(63)	(71)
Net income (loss)	$(220)	$111	$265

The following customers accounted for 10% or more of the Company's net sales in the last three years. The net sales to both customers were across all segments.

Customer	2019	2018	2017
General Motors Company	11%	12%	14%
Ford Motor Company	10%	12%	13%

	Revenues from external customers (b)			Long-lived assets (c)
	Year Ended December 31			December 31
	2019	2018	2017	2019	2018
United States	$6,203	$4,488	$3,632	$1,363	$1,234
China	2,377	1,553	1,283	768	687
Germany	2,227	1,212	798	539	543
Poland	925	731	488	331	319
United Kingdom	568	499	482	130	116
Mexico	959	543	416	277	239
India	475	316	216	182	167
Turkey	5	7	9	250	276
Other Foreign (a)	3,711	2,414	1,950	847	687
Consolidated	$17,450	$11,763	$9,274	$4,687	$4,268

(a)	Revenues from external customers and long-lived assets for individual foreign countries other than China, Germany, Poland, United Kingdom, Mexico, India, and Turkey are not individually material.

(b)	Revenues are attributed to countries based on location of the shipper.

(c)	Long-lived assets include all long-term assets except goodwill, intangibles and deferred tax assets.

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
Substrate/Passthrough sales: Generally, in connection with the sale of exhaust systems to certain OE manufacturers, the Company purchases catalytic converters and diesel particulate filters or components thereof including precious metals (“substrates”) on

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

behalf of its customers which are used in the assembled system. These substrates are included in inventory and are “passed through” to the customer at cost, plus a small margin. Since the Company takes title to the substrate inventory and has responsibility for both the delivery and quality of the finished product including the substrates, the revenues and related expenses are recorded at gross amounts.

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
Revenue from contracts with customers is disaggregated by product lines, as it depicts the nature and amount of the Company’s revenue that is aligned with the Company's key growth strategies. In the following table, revenue is disaggregated accordingly:

	Reportable Segments
By Customer Type	Clean Air	Powertrain	Ride Performance	Motorparts	Total
Year Ended December 31, 2019
OE - Substrate	$3,027	$—	$—	$—	$3,027
OE - Value add	4,094	4,408	2,754	—	11,256
Aftermarket	—	—	—	3,167	3,167
Total	$7,121	$4,408	$2,754	$3,167	$17,450
Year Ended December 31, 2018
OE - Substrate	$2,500	$—	$—	$—	$2,500
OE - Value add	4,207	1,112	2,164	—	7,483
Aftermarket	—	—	—	1,780	1,780
Total	$6,707	$1,112	$2,164	$1,780	$11,763
Year Ended December 31, 2017
OE - Substrate	$2,187	$—	$—	$—	$2,187
OE - Value add	4,029	—	1,807	—	5,836
Aftermarket	—	—	—	1,251	1,251
Total	$6,216	$—	$1,807	$1,251	$9,274

	Reportable Segments
By Geography	Clean Air	Powertrain	Ride Performance	Motorparts	Total
Year Ended December 31, 2019
North America	$3,031	$1,503	$873	$2,018	$7,425
Europe, Middle East, Africa, and South America	2,388	2,106	1,338	932	6,764
Asia Pacific	1,702	799	543	217	3,261
Total	$7,121	$4,408	$2,754	$3,167	$17,450
Year Ended December 31, 2018
North America	$2,981	$386	$770	$1,117	$5,254
Europe, Middle East, Africa, and South America	2,415	498	933	558	4,404
Asia Pacific	1,311	228	461	105	2,105
Total	$6,707	$1,112	$2,164	$1,780	$11,763
Year Ended December 31, 2017
North America	$2,866	$—	$674	$786	$4,326
Europe, Middle East, Africa, and South America	2,143	—	736	404	3,283
Asia Pacific	1,207	—	397	61	1,665
Total	$6,216	$—	$1,807	$1,251	$9,274

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table shows the asset expenditure information by reportable segments:

	Year Ended December 31, 2019
	Clean Air	Powertrain	Ride Performance	Motorparts	Other unallocated assets	Total
Prior year payable on assets	$38	$48	$23	$26	$—	$135
Asset additions	214	269	192	42	26	743
Less: Current year payable on assets	(44)	(52)	(31)	(7)	—	(134)
Cash payments for property, plant, and equipment	$208	$265	$184	$61	$26	$744

	Year Ended December 31, 2018
	Clean Air	Powertrain	Ride Performance	Motorparts	Other unallocated assets	Total
Prior year payable on assets	$33	$—	$22	$4	$—	$59
Capex in accounts payable acquired	—	25	12	5	—	42
Asset additions	202	81	149	53	56	541
Less: Current year payable on assets	(38)	(48)	(23)	(26)	—	(135)
Cash payments for property, plant, and equipment	$197	$58	$160	$36	$56	$507

	Year Ended December 31, 2017
	Clean Air	Powertrain	Ride Performance	Motorparts	Other unallocated assets	Total
Prior year payable on assets	$43	$—	$19	$5	$1	$68
Asset additions	212	—	145	27	26	410
Less: Current year payable on assets	(33)	—	(22)	(4)	—	(59)
Cash payments for property, plant, and equipment	$222	$—	$142	$28	$27	$419

The Other unallocated assets are comprised of software additions not included in segment information.
22.    Related Party Transactions

The parties presented in the tables below, other than Montagewerk Abgastechnik Emden GmbH, became related parties of the Company as a result of the Federal-Mogul Acquisition discussed in Note 3, Acquisitions and Divestitures, with net sales, purchases, and royalty and other income presented being reflective of activity post acquisition date. Amounts presented as Icahn Automotive Group LLC represent the Company's activity with Auto Plus and Pep Boys. See Note 8, Investment in Nonconsolidated Affiliates, for further information on companies within the tables below that represent equity method investments.

As part of the Federal-Mogul Acquisition, the Company acquired a redeemable noncontrolling interests related to a subsidiary in India. In accordance with local regulations, the Company initiated the process to make a tender offer of the shares it does not own due to the change in control triggered by the Federal-Mogul Acquisition. The Company entered into separate agreements with IEP subsequent to the Purchase Agreement whereby IEP agreed to fund and execute the tender offer for the shares on behalf of the Company. As a result of finalizing the redemption value, the Company recorded a $53 million loss to income available to common shareholders concurrently with marking the related redeemable noncontrolling interest to its redemption value in the year ended December 31, 2019. The loss to common shareholders was fully absorbed by IEP and resulted in an adjustment to additional paid-in capital. See Note 2, Summary of Significant Accounting Policies, for further information on this redeemable noncontrolling interest.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table is a summary of net sales, purchases, and royalty and other income (expense), net to the Company's related parties for the year ended December 31, 2019 and 2018:

	Year Ended December 31, 2019
	Net Sales	Purchases	Royalty and Other Income(Expense)
Anqing TP Goetze Piston Ring Company Limited	$7	$59	$3
Anqing TP Powder Metallurgy Company Limited	$1	$3	$1
Dongsuh Federal-Mogul Industrial Co., Ltd.	$4	$11	$—
Federal-Mogul Powertrain Otomotiv A.S.	$69	$257	$4
Federal-Mogul TP Liner Europe Otomotiv Ltd. Sti.	$—	$7	$—
Federal-Mogul TP Liners, Inc.	$16	$54	$2
Frenos Hidraulicos Auto	$—	$1	$—
Icahn Automotive Group LLC	$180	$—	$5
Montagewerk Abgastechnik Emden GmbH	$7	$—	$—
PSC Metals, Inc.	$—	$—	$2

	Year Ended December 31, 2018
	Net Sales	Purchases	Royalty and Other Income(Expense)
Anqing TP Goetze Piston Ring Company Limited	$—	$16	$—
Anqing TP Powder Metallurgy Company Limited	$1	$1	$—
Dongsuh Federal-Mogul Industrial Co., Ltd.	$1	$2	$—
Federal-Mogul Powertrain Otomotiv A.S.	$11	$53	$4
Federal-Mogul TP Liner Europe Otomotiv Ltd. Sti.	$—	$13	$—
Federal-Mogul TP Liners, Inc.	$2	$14	$4
Icahn Automotive Group LLC	$52	$—	$1
Montagewerk Abgastechnik Emden GmbH	$1	$—	$—

The following table is a summary of amounts due to and from the Company's related parties as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
	Receivables	Payables and accruals	Receivables	Payables and accruals
Anqing TP Goetze Piston Ring Company Limited	$1	$26	$1	$22
Anqing TP Powder Metallurgy Company Limited	$—	$1	$1	$1
Dongsuh Federal-Mogul Industrial Co., Ltd.	$—	$2	$1	$2
Farloc Argentina SAIC	$1	$—	$—	$—
Federal-Mogul Powertrain Otomotiv A.S.	$8	$31	$9	$16
Federal-Mogul TP Liner Europe Otomotiv Ltd. Sti.	$—	$—	$—	$1
Federal-Mogul TP Liners, Inc.	$2	$7	$2	$7
Icahn Automotive Group LLC	$52	$10	$60	$12
Montagewerk Abgastechnik Emden GmbH	$1	$—	$—	$—

23.    Quarterly Financial Data (Unaudited)

The following tables present the unaudited quarterly results of operations for the eight quarters ended December 31, 2019. This quarterly information has been prepared on the same basis as the consolidated financial statements and, in the opinion of management, reflects all adjustments necessary for the fair statement of the information for the periods presented. This data should be read in conjunction with the consolidated financial statements and related disclosures. Operating results for any

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

quarter apply to that quarter only and are not necessarily indicative of results for any future period. The 2018 amounts below reflect the reclassifications to prior periods as discussed in Note 2, Summary of Significant Accounting Policies.

	Net sales and operating revenues	Cost of sales (exclusive of depreciation and amortization)(a)	Earnings (loss) before interest expense, income taxes, and noncontrolling interests	Net income (loss) attributable to Tenneco Inc.
Quarter
2019
1st	$4,484	$3,870	$(24)	$(117)
2nd	4,504	3,801	141	26
3rd	4,319	3,660	148	70
4th (c)	4,143	3,581	(144)	(313)
Full Year	$17,450	$14,912	$121	$(334)

	Net sales and operating revenues	Cost of sales (exclusive of depreciation and amortization)	Earnings (loss) before interest expense, income taxes, and noncontrolling interests	Net income (loss) attributable to Tenneco Inc.
Quarter
2018
1st	$2,581	$2,193	$122	$60
2nd	2,533	2,134	111	47
3rd	2,371	2,002	112	57
4th	4,278	3,673	(23)	(109)
Full Year	$11,763	$10,002	$322	$55

	Basic earnings (loss) per share of common stock(b)	Diluted earnings (loss) per share of common stock(b)
Quarter
2019
1st	$(1.44)	$(1.44)
2nd	0.32	0.32
3rd	0.87	0.87
4th	(3.87)	(3.87)
Full Year	$(4.12)	$(4.12)

	Basic earnings (loss) per share of common stock(b)	Diluted earnings (loss) per share of common stock(b)
Quarter
2018
1st	$1.17	$1.17
2nd	0.92	0.92
3rd	1.11	1.11
4th	(1.35)	(1.35)
Full Year	$0.93	$0.93

(a) The three months ended March 31, 2019, three months ended June 30, 2019, and three months ended September 30, 2019 amounts have been presented reflecting the reclassifications discussed in Note 2, Summary of Significant Accounting Policies.
(b) The sum of the quarters may not equal the total of the respective year’s earnings per share on either a basic or diluted basis due to changes in the weighted average shares outstanding throughout the year.
(c) The fourth quarter of 2019 includes an immaterial out of period adjustment recorded in the Motorparts segment of $15 million (net of taxes of $5 million) related to the prior quarters of 2019.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

24.    Supplemental Guarantor Condensed Consolidating Financial Statements
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

These condensed consolidating financial statements are presented on the equity method. Under this method, the Company's investments are recorded at cost and adjusted for its ownership share of a subsidiary’s cumulative results of operations, capital contributions and distributions, and other equity changes. You should read the condensed consolidating financial information of the Guarantor Subsidiaries in connection with the Company's consolidated financial statements and related notes of which this note is an integral part.

The accompanying supplemental guarantor condensed consolidating financial statements have been updated to reflect the reclassifications as described in Note 2, Summary of Significant Accounting Policies.

As discussed in Note 3, Acquisitions and Divestitures, the Company finalized the valuation of the assets and liabilities of the Federal-Mogul Acquisition and Öhlins Acquisition during the third and fourth quarters of 2019, respectively.

Distributions
There are no significant restrictions on the ability of the Guarantor Subsidiaries to make distributions to the Company.

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2019
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
Revenues
Net sales and operating revenues:
External	$6,390	$11,060	$—	$—	$17,450
Affiliated companies	909	1,075	—	(1,984)	—
	7,299	12,135	—	(1,984)	17,450
Costs and expenses
Cost of sales (exclusive of depreciation and amortization)	6,290	10,606	—	(1,984)	14,912
Selling, general, and administrative	669	463	6	—	1,138
Depreciation and amortization	325	346	2	—	673
Engineering, research, and development	136	188	—	—	324
Restructuring charges and asset impairments	62	64	—	—	126
Goodwill and intangible impairment charge	172	69	—	—	241
	7,654	11,736	8	(1,984)	17,414
Other income (expense)
Non-service pension and postretirement benefit (costs) credits	2	(13)	—	—	(11)
Equity in earnings (losses) of nonconsolidated affiliates, net of tax	3	40	—	—	43
Other income (expense), net	34	19	—	—	53
	39	46	—	—	85
Earnings (loss) before interest expense, income taxes and noncontrolling interests	(316)	445	(8)	—	121
Interest expense:
External, net of interest capitalized	(37)	(29)	(256)	—	(322)
Affiliated companies, net of interest income	25	(7)	(18)	—	—
Earnings (loss) before income taxes and noncontrolling interests	(328)	409	(282)	—	(201)
Income tax (expense) benefit	117	(131)	(5)	—	(19)
Equity in net income (loss) from affiliated companies	196	—	(27)	(169)	—
Net income (loss)	(15)	278	(314)	(169)	(220)
Less: Net income attributable to noncontrolling interests	—	114	—	—	114
Net income (loss) attributable to Tenneco Inc.	$(15)	$164	$(314)	$(169)	$(334)
Comprehensive income (loss) attributable to Tenneco Inc.	$27	$77	$(353)	$(104)	$(353)

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2018
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
Revenues
Net sales and operating revenues:
External	$4,678	$7,085	$—	$—	$11,763
Affiliated companies	606	725	—	(1,331)	—
	5,284	7,810	—	(1,331)	11,763
Costs and expenses
Cost of sales (exclusive of depreciation and amortization)	4,551	6,795	(13)	(1,331)	10,002
Selling, general, and administrative	430	289	33	—	752
Depreciation and amortization	153	192	—	—	345
Engineering, research, and development	94	106	—	—	200
Restructuring charges and asset impairments	20	97	—	—	117
Goodwill and intangible impairment charge	3	—	—	—	3
	5,251	7,479	20	(1,331)	11,419
Other income (expense)
Non-service pension and postretirement benefit (costs) credit	(13)	(9)	2	—	(20)
Loss on extinguishment of debt	—	—	(10)	—	(10)
Equity in earnings (losses) of nonconsolidated affiliates, net of tax	—	18	—	—	18
Other income (expense), net	(29)	38	(1)	(18)	(10)
	(42)	47	(9)	(18)	(22)
Earnings (loss) before interest expense, income taxes, noncontrolling interests and equity in net income from affiliated companies	(9)	378	(29)	(18)	322
Interest expense:
External, net of interest capitalized	(33)	(21)	(94)	—	(148)
Affiliated companies, net of interest income	14	(7)	(7)	—	—
Earnings (loss) before income taxes, noncontrolling interests and equity in net income from affiliated companies	(28)	350	(130)	(18)	174
Income tax (expense) benefit	30	(93)	—	—	(63)
Equity in net income (loss) from affiliated companies	135	—	184	(319)	—
Net income (loss)	137	257	54	(337)	111
Less: Net income attributable to noncontrolling interests	—	56	—	—	56
Net income (loss) attributable to Tenneco Inc.	$137	$201	$54	$(337)	$55
Comprehensive income (loss) attributable to Tenneco Inc.	$159	$24	$(31)	$(251)	$(99)

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2017
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
Revenues
Net sales and operating revenues:
External	$3,889	$5,385	$—	$—	$9,274
Affiliated companies	540	640	—	(1,180)	—
	4,429	6,025	—	(1,180)	9,274
Costs and expenses
Cost of sales (exclusive of depreciation and amortization)	3,773	5,178	—	(1,180)	7,771
Selling, general, and administrative	391	241	—	—	632
Depreciation and amortization	91	135	—	—	226
Engineering, research, and development	77	81	—	—	158
Restructuring charges and asset impairments	4	43	—	—	47
Goodwill and intangible impairment charge	—	11	—	—	11
	4,336	5,689	—	(1,180)	8,845
Other income (expense)
Non-service pension and postretirement benefit (costs) credits	(18)	2	—	—	(16)
Loss on extinguishment of debt	(1)	—	—	—	(1)
Equity in earnings (losses) of nonconsolidated affiliates, net of tax	—	(1)	—	—	(1)
Other income (expense), net	7	48	—	(53)	2
	(12)	49	—	(53)	(16)
Earnings (loss) before interest expense, income taxes, noncontrolling interests and equity in net income from affiliated companies	81	385	—	(53)	413
Interest expense:
External, net of interest capitalized	(20)	(8)	(49)	—	(77)
Affiliated companies, net of interest income	15	(6)	(9)	—	—
Earnings (loss) before income taxes, noncontrolling interests and equity in net income from affiliated companies	76	371	(58)	(53)	336
Income tax (expense) benefit	10	(81)	—	—	(71)
Equity in net income (loss) from affiliated companies	149	—	265	(414)	—
Net income (loss)	235	290	207	(467)	265
Less: Net income attributable to noncontrolling interests	—	67	—	—	67
Net income (loss) attributable to Tenneco Inc.	$235	$223	$207	$(467)	$198
Comprehensive income (loss) attributable to Tenneco Inc.	$282	$173	$331	$(467)	$319

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

BALANCE SHEETS

	December 31, 2019
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$126	$438	$—	$—	$564
Restricted cash	—	2	—	—	2
Receivables, net	731	1,807	—	—	2,538
Inventories, net	868	1,131	—	—	1,999
Prepayments and other current assets	163	410	59	—	632
Total current assets	1,888	3,788	59	—	5,735
Property, plant and equipment, net	1,140	2,478	9	—	3,627
Investment in affiliated companies	1,617	—	4,903	(6,520)	—
Long-term receivables, net	9	1	—	—	10
Goodwill	479	296	—	—	775
Intangibles, net	892	530	—	—	1,422
Investments in nonconsolidated affiliates	43	475	—	—	518
Deferred income taxes	353	244	10	—	607
Other assets	141	378	13	—	532
Total assets	$6,562	$8,190	$4,994	$(6,520)	$13,226
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt, including current maturities of long-term debt	$1	$169	$15	$—	$185
Accounts payable	750	1,897	—	—	2,647
Accrued compensation and employee benefits	77	243	5	—	325
Accrued income taxes	1	71	—	—	72
Accrued expenses and other current liabilities	445	572	53	—	1,070
Total current liabilities	1,274	2,952	73	—	4,299
Long-term debt	182	9	5,180	—	5,371
Intercompany due to (due from)	1,843	(106)	(1,737)	—	—
Deferred income taxes	—	106	—	—	106
Pension, postretirement benefits and other liabilities	707	895	33	—	1,635
Commitments and contingencies
Total liabilities	4,006	3,856	3,549	—	11,411
Redeemable noncontrolling interests	—	196	—	—	196
Tenneco Inc. shareholders’ equity	2,556	3,944	1,445	(6,520)	1,425
Noncontrolling interests	—	194	—	—	194
Total equity	2,556	4,138	1,445	(6,520)	1,619
Total liabilities, redeemable noncontrolling interests, and equity	$6,562	$8,190	$4,994	$(6,520)	$13,226

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

BALANCE SHEETS

	December 31, 2018
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$329	$364	$4	$—	$697
Restricted cash	—	5	—	—	5
Receivables, net	943	1,629	—	—	2,572
Inventories, net	958	1,287	—	—	2,245
Prepayments and other current assets	254	311	25	—	590
Total current assets	2,484	3,596	29	—	6,109
Property, plant and equipment, net	1,131	2,361	9	—	3,501
Investment in affiliated companies	1,421	—	4,856	(6,277)	—
Long-term receivables, net	9	1	—	—	10
Goodwill	263	383	223	—	869
Intangibles, net	1,007	510	2	—	1,519
Investments in nonconsolidated affiliates	43	501	—	—	544
Deferred income taxes	255	200	12	—	467
Other assets	48	180	—	(15)	213
Total assets	$6,661	$7,732	$5,131	$(6,292)	$13,232
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt, including current maturities of long-term debt	$1	$152	$—	$—	$153
Accounts payable	858	1,894	7	—	2,759
Accrued compensation and employee benefits	88	255	—	—	343
Accrued income taxes	—	52	27	(15)	64
Accrued expenses and other current liabilities	436	488	77	—	1,001
Total current liabilities	1,383	2,841	111	(15)	4,320
Long-term debt	3	32	5,305	—	5,340
Intercompany due to (due from)	2,726	(215)	(2,511)	—	—
Deferred income taxes	—	88	—	—	88
Pension, postretirement benefits and other liabilities	225	705	500	—	1,430
Commitments and contingencies
Total liabilities	4,337	3,451	3,405	(15)	11,178
Redeemable noncontrolling interests	—	138	—	—	138
Tenneco Inc. shareholders’ equity	2,324	3,953	1,726	(6,277)	1,726
Noncontrolling interests	—	190	—	—	190
Total equity	2,324	4,143	1,726	(6,277)	1,916
Total liabilities, redeemable noncontrolling interests, and equity	$6,661	$7,732	$5,131	$(6,292)	$13,232

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

STATEMENT OF CASH FLOWS

	Year Ended December 31, 2019
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims		Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$118	$427	$(89)	$(12)		$444
Investing Activities
Acquisitions, net of cash acquired	—	(158)	—	—	—	(158)
Proceeds from sale of assets	3	17	—	—		20
Proceeds from sale of investment in nonconsolidated affiliates	—	2	—	—		2
Net proceeds from sale of business	7	15	—	—		22
Cash payments for plant, property, and equipment	(216)	(528)	—	—		(744)
Proceeds from deferred purchase price of factored receivables	—	250	—	—		250
Other	4	(3)	1	—		2
Net cash (used in) provided by investing activities	(202)	(405)	1	—		(606)
Financing Activities
Proceeds from term loans and notes	—	200	—	—		200
Repayments of term loans and notes	(1)	(238)	(102)	—		(341)
Borrowings on revolving lines of credit	8,221	248	651	—		9,120
Payments on revolving lines of credit	(8,038)	(211)	(635)	—		(8,884)
Repurchase of common shares	—	—	(2)	—		(2)
Cash dividends	—	—	(20)	—		(20)
Net decrease in bank overdrafts	—	(13)	—	—		(13)
Acquisition of additional ownership interest in consolidated affiliates	—	(10)	—	—		(10)
Distributions to noncontrolling interest partners	—	(43)	—	—		(43)
Other	—	(4)	—	—		(4)
Intercompany dividends and net (decrease) increase in intercompany obligations	(302)	98	192	12		—
Net cash (used in) provided by financing activities	(120)	27	84	12		3
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	23	—	—		23
Increase in cash, cash equivalents and restricted cash	(204)	72	(4)	—		(136)
Cash, cash equivalents and restricted cash, January 1	329	369	4	—		702
Cash, cash equivalents and restricted cash, December 31	$125	$441	$—	$—		$566

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

STATEMENT OF CASH FLOWS

	Year Ended December 31, 2018
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$248	$246	$(36)	$(19)	$439
Investing Activities
Acquisitions, net of cash acquired	151	124	(2,469)	—	(2,194)
Proceeds from sale of assets	2	7	—	—	9
Cash payments for plant, property, and equipment	(196)	(311)	—	—	(507)
Proceeds from deferred purchase price of factored receivables	—	174	—	—	174
Other	1	3			4
Net cash used in investing activities	(42)	(3)	(2,469)	—	(2,514)
Financing Activities
Proceeds from term loans and notes	—	26	3,400	—	3,426
Repayments of term loans and notes	(391)	(62)	—	—	(453)
Borrowings on revolving lines of credit	4,411	114	624	—	5,149
Payments on revolving lines of credit	(4,654)	(127)	(624)	—	(5,405)
Repurchase of common shares	—	—	(1)	—	(1)
Cash dividends	—	—	(59)	—	(59)
Debt issuance cost of long-term debt	(15)	—	(80)	—	(95)
Net decrease in bank overdrafts	—	(5)	—	—	(5)
Distributions to noncontrolling interest partners	—	(51)	—	—	(51)
Other	—	(30)	—	—	(30)
Intercompany dividends and net (decrease) increase in intercompany obligations	765	(33)	(751)	19	—
Net cash (used in) provided by financing activities	116	(168)	2,509	19	2,476
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	(17)	—	—	(17)
Decrease in cash, cash equivalents and restricted cash	322	58	4	—	384
Cash, cash equivalents and restricted cash, January 1	7	311	—	—	318
Cash, cash equivalents and restricted cash, December 31	$329	$369	$4	$—	$702

TENNECO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

STATEMENT OF CASH FLOWS

	Year Ended December 31, 2017
	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Tenneco Inc. (Parent Company)	Reclass & Elims	Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$284	$290	$(4)	$(53)	$517
Investing Activities
Acquisitions, net of cash acquired	3	5	—	—	8
Proceeds from sale of assets	—	9	—	—	9
Proceeds from sale of investment in nonconsolidated affiliates	(164)	(255)	—	—	(419)
Proceeds from deferred purchase price of factored receivables	—	112	—	—	112
Other	(4)	(6)	—	—	(10)
Net cash used in investing activities	(165)	(135)	—	—	(300)
Financing Activities
Proceeds from term loans and notes	136	24	—	—	160
Repayments of term loans and notes	(10)	(20)	(6)	—	(36)
Borrowings on revolving lines of credit	3,956	48	2,660	—	6,664
Payments on revolving lines of credit	(3,710)	(49)	(2,978)	—	(6,737)
Repurchase of common shares	—	—	(1)	—	(1)
Cash dividends	—	—	(53)	—	(53)
Debt issuance cost of long-term debt	(8)	—	—	—	(8)
Purchase of common stock under the share repurchase program	—	—	(169)	—	(169)
Net decrease in bank overdrafts	—	(7)	—	—	(7)
Distributions to noncontrolling interest partners	—	(64)	—	—	(64)
Intercompany dividends and net (decrease) increase in intercompany obligations	(485)	(119)	551	53	—
Net cash used in financing activities	(121)	(187)	4	53	(251)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	3	—	—	3
Increase in cash, cash equivalents and restricted cash	(2)	(29)	—	—	(31)
Cash, cash equivalents and restricted cash, January 1	9	340	—	—	349
Cash, cash equivalents and restricted cash, December 31	$7	$311	$—	$—	$318

SCHEDULE II
TENNECO INC. AND CONSOLIDATED SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
	(Millions)
Allowance for Doubtful Accounts and Notes Receivable Deducted from Assets to Which it Applies:
Year Ended December 31, 2019	$17	14	—	3	$28
Year Ended December 31, 2018	$16	5	—	4	$17
Year Ended December 31, 2017	$16	1	—	1	$16

Description	Balance at Beginning of Year	Provision Charged (Credited) to Expense	Allowance Changes	Other Additions (Deductions) (a)	Balance at End of Year
	(Millions)
Deferred Tax Assets- Valuation Allowance:
Year Ended December 31, 2019	$554	36	—	172	$762
Year Ended December 31, 2018	$163	—	—	391	$554
Year Ended December 31, 2017	$145	(1)	—	19	$163
(a) The amount for the year ended December 31, 2019 includes $142 million related to a local valuation adjustment due to an ownership change in a jurisdiction with a valuation allowance. The amount for the year ended December 31, 2018 includes $368 million related to the Federal-Mogul Acquisition and $40 million in valuation allowance remeasurements. Also included in these amounts are changes in foreign currency, primarily attributable to the euro, for the years ended December 31, 2019, 2018, and 2017.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2019.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2019 because of a material weakness in our internal control over financial reporting related to the North America Motorparts business as described in Management’s Report on Internal Control Over Financial Reporting included under Item 8, “Financial Statements and Supplementary Data”.

Management's Report on Internal Control Over Financial Reporting
See Item 8, “Financial Statements and Supplementary Data” for management’s report on internal control over financial reporting and the report of our independent registered public accounting firm thereon.

Remediation Plan
The Company is taking action to improve our internal control over financial reporting and to address the identified material weakness as of December 31, 2019. These actions include:

1)
Making changes to the organizational structure within the North America Motorparts finance organization to ensure that there are sufficient personnel to design, maintain and execute internal controls over financial reporting;

2)
Re-evaluating control activities related to account reconciliations within the North America Motorparts business to ensure all accounts on specific ledgers are reconciled, reviewed and approved on a timely basis; and

3)
Re-evaluating control activities related to manual journal entries within the North America Motorparts business to ensure that all journal entries are reviewed and approved by different individuals on a timely basis.

Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2019, there were no changes in Tenneco’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Tenneco’s internal control over financial reporting.

ITEM 9B.OTHER INFORMATION.
None.

PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The sections entitled “Election of Directors” and “Corporate Governance” in our definitive Proxy Statement for the Annual Meeting of Stockholders are incorporated herein by reference. In addition, the section entitled "Information About Our Executive Officers" of this Annual Report on Form 10-K, which appears at the end of Part I, is incorporated herein by reference.

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

ITEM 11.EXECUTIVE COMPENSATION.

The sections entitled “Executive Compensation” and “Compensation Committee Report on Executive Compensation” in our definitive Proxy Statement for the Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The sections entitled “Ownership of Common Stock” and "Securities Authorized for Issuance Under Equity Compensation Plans" in our definitive Proxy Statement for the Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The subsections entitled “The Board of Directors and its Committees” and “Transactions with Related Persons” under the section entitled “Corporate Governance” in our definitive Proxy Statement for the Annual Meeting of Stockholders are incorporated herein by reference.
ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The sections entitled “Ratify Appointment of Independent Public Accountants — Audit, Audit-Related, Tax and All Other Fees” and “Ratify Appointment of Independent Public Accountants — Pre-Approval Policy” in our definitive Proxy Statement for the Annual Meeting of Stockholders are incorporated herein by reference.

PART IV
ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN ITEM 8

See “Index to Financial Statements of Tenneco Inc. and Consolidated Subsidiaries” set forth in Item 8, “Financial Statements and Supplementary Data” for a list of financial statements filed as part of this Report.

INDEX TO SCHEDULE INCLUDED IN ITEM 8

Page
Schedule of Tenneco Inc. and Consolidated Subsidiaries — Schedule II — Valuation and qualifying accounts — three years ended December 31, 2019	153

SCHEDULES OMITTED AS NOT REQUIRED OR INAPPLICABLE
Schedule I — Condensed financial information of registrant
Schedule III — Real estate and accumulated depreciation
Schedule IV — Mortgage loans on real estate
Schedule V — Supplemental information concerning property — casualty insurance operations

EXHIBITS
The following exhibits are filed with this Annual Report on Form 10-K for the fiscal year ended December 31, 2019, or incorporated herein by reference (exhibits designated by an asterisk are filed with the report; all other exhibits are incorporated by reference):
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

*4.1	—	Description of Securities
4.1(a)	—
The description of Tenneco’s common stock, $0.01 par value, contained in Tenneco’s Registration Statement on Form 10 (File No. 1-12387) originally filed with the Securities and Exchange Commission (the “Commission”) on October 30, 1996, as amended by Tenneco’s post-effective amendment to the Registration Statement on Form 10 filed with the Commission on October 1, 2018, is incorporated herein by reference.

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

4.3(d)	—
First Amendment, dated February 14, 2020, to the Credit Agreement, dated as of October 1, 2018, by and among Tenneco Inc., Tenneco Automotive Operating Company Inc., J.P. Morgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K dated February 19, 2020, File No 1-12387).

4.3(e)	—
Second Amendment, dated February 14, 2020, to the Credit Agreement, dated as of October 1, 2018, by and among Tenneco Inc., Tenneco Automotive Operating Company Inc., J.P. Morgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto (incorporated herein by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K dated February 19, 2020, File No 1-12387).

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

Exhibit Number		Description
+10.1	—	Stock Ownership Plan (incorporated herein by reference to Exhibit 10.14 of the registrant’s Registration Statement on Form S-4, Reg.
+10.2	—	Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.13 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-12387).
+10.3	—
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

*+10.5	—	DRiV Incorporated Supplemental Retirement Plan, dated January 1, 2020.
+10.6	—
Tenneco Inc. Change in Control Severance Benefit Plan for Key Executives, as Amended and Restated effective December 12, 2007 (incorporated herein by reference to Exhibit 10.61 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-12387).

+10.7	—
Code Section 409A Amendment to Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.71 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-12387).

+10.8	—
Tenneco Inc. 2006 Long-Term Incentive Plan (as amended and restated effective March 11, 2009) (incorporated herein by reference to Appendix A of the registrant’s proxy statement on Schedule 14A, filed with the Securities and Exchange Commission on March 31, 2009, File No. 1-12387).

+10.9	—
First Amendment to Tenneco Inc. Change in Control Severance Benefit Plan for Key Executives, as Amended and Restated effective December 12, 2007 (incorporated herein by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, File No. 1-12387).

+10.10	—
Form of Non-Qualified Stock Option Agreement for Employees under Tenneco Inc. 2006 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the registrant's Current Report on Form 8-K dated January 18, 2012. File No. 1-12387).

+10.11	—
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

+10.13	—
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

+10.15	—
Form of Restricted Stock Unit Award Agreement under the Tenneco Inc. 2006 Long-Term Incentive Plan (awards after May 21, 2013 and before February 2017) (incorporated herein by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed May 21, 2013, File No. 1-12387).

+10.16	—
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

+10.18	—
Offer Letter to Brian J. Kesseler dated January 6, 2015 (incorporated herein by reference to Exhibit 10.67 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2014, File No. 1-12387).

+10.19	—
Second Amendment to Tenneco Inc. Change in Control Severance Benefit Plan for Key Executives (incorporated by reference to Exhibit 10.1 of registrant's Current Report on form 8-K dated April 28, 2015, File No. 1.12387).

Exhibit Number		Description
+10.20	—
Form of Restricted Stock Award for Brian J. Kesseler (January 2015 replacement grant) under Tenneco Inc. 2006 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.71 of the registrant's Annual Report on Form 10-K for the year ended December 31,2014, File No. 1-12387).

+10.21	—
Tenneco Inc. Deferred Compensation Plan (as Amended and Restated Effective as of August 1, 2013) (incorporated by reference to Exhibit 10.6 of Tenneco Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, File No. 1-12387).

+10.22	—
Amendment No. 1 to Tenneco Inc. 2006 Long-Term Incentive Plan, effective October 10, 2016 (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, File No. 1-12387).

+10.23	—
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

+10.25	—
Form of Long-Term Performance Unit Award Agreement for Employees under Tenneco Inc. 2006 Long-Term Incentive Plan (for awards commencing February 2017) (incorporated herein by reference to Exhibit 10.79 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2016, File No. 1-12387).

+10.26	—	Tenneco Inc. Annual Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed February 9, 2018. File No. 1-12387).
+10.27	—
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

+10.30	—
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

*+10.32	—	Offer Letter to Rainer Jueckstock dated October 1, 2018.
*+10.33	—	Offer Letter to Bradley S. Norton dated October 1, 2018.
+10.34	—	Tenneco Inc. Incentive Deferral Plan (incorporated herein by reference to Exhibit 10.48 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2017, File No. 1-12387).
*+10.35	—	Amended and Restated Tenneco Inc. Excess Benefit Plan, dated January 1, 2020.
*+10.36	—	DRiV Inc. Excess Benefit Plan, dated December 20, 2019 and effective January1, 2020.
+10.37	—
Amended and Restated Tenneco Inc. 2006 Long-Term Incentive Plan adopted September 12, 2018 (incorporated by reference to Annex D of the registrant’s definitive Proxy Statement dated August 2, 2018,  File No. 1-12387).

+10.38	—
Addendum, dated July 20, 2018, to Offer Letter to Brian J. Kesseler dated January 6, 2015 (incorporated herein by reference to Exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, File No. 1-12387).

+10.39	—
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

Exhibit Number		Description
+10.41	—
Form of Restricted Stock Unit Agreement under Tenneco Inc. 2006 Long-Term Incentive Plan (Retention Awards) (incorporated herein by reference to Exhibit 10.6 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, File No. 1-12387).

+10.42	—
Tenneco Inc. 2006 Long-Term Incentive Plan Special Restricted Stock Unit and Cash Incentive Award Agreement for Jason Hollar (incorporated herein by reference to Exhibit 10.44 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2018, File No. 1-12387).

+10.43	—
Federal-Mogul LLC 2017 Long-Term Incentive Plan Motorparts Segment (for the period January 1, 2017 - December 31, 2019) (incorporated herein by reference to Exhibit 10.45 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2018, File No. 1-12387).

+10.44	—
Federal-Mogul LLC 2017 Long Term Incentive Plan Powertrain Segment (for the period January 1, 2017 - December 31, 2019) (incorporated herein by reference to Exhibit 10.46 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2018, File No. 1-12387).

10.45	—
Federal-Mogul LLC 2017 Long-Term Incentive Plan Motorparts Segment LTIP Award Agreement (for the period January 1, 2017 - December 31, 2019) effective January 1, 2017 (incorporated herein by reference to Exhibit 10.47 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2018, File No. 1-12387).

+10.46	—
Federal-Mogul LLC 2017 Long Term Incentive Plan Powertrain Segment LTIP Award Agreement (for the period January 1, 2017 - December 31, 2019) effective January 1, 2017 (incorporated herein by reference to Exhibit 10.48 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2018, File No. 1-12387).

+10.47	—
Federal-Mogul LLC 2018 Long-Term Incentive Plan Motorparts Segment (for the period January 1, 2018 - December 31, 2020) (incorporated herein by reference to Exhibit 10.49 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2018, File No. 1-12387).

+10.48	—
Federal-Mogul LLC 2018 Long-Term Incentive Plan Powertrain (for the period January 1, 2018 - December 31, 2020) (incorporated herein by reference to Exhibit 10.50 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2018, File No. 1-12387).

+10.49	—
Federal-Mogul LLC 2018 Long Term Incentive Plan Motorparts Segment LTIP Award Agreement (for the period January 1, 2018 - December 31, 2020) effective January 1, 2018 (incorporated herein by reference to Exhibit 10.51 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2018, File No. 1-12387).

+10.50	—
Federal-Mogul LLC 2018 Long Term Incentive Plan Powertrain Segment LTIP Award Agreement (for the period January 1, 2018 - December 31, 2020) effective January 1, 2018 (incorporated herein by reference to Exhibit 10.52 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2018, File No. 1-12387).

+10.51	—
Form of Performance Share Unit Award Agreement under the Tenneco Inc. 2006 Long-Term Incentive Plan (grants after 2018) (incorporated herein by reference to Exhibit 10.53 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2018, File No. 1-12387).

*+10.52	—	Form of Cash-Settled Long-Term Performance Unit Award Agreement under the Tenneco Inc. 2006 Long-Term Incentive Plan (for the period January 1, 2020 - December 31, 2022).
*+10.53	—	Form of Cash-Settled Restricted Stock Unit Award Agreement under the Tenneco Inc. 2006 Long-Term Incentive Plan (for awards commencing after February 18, 2020).
*+10.54	—	Form of Restricted Stock Unit Award Agreement under the Tenneco Inc. 2006 Long-Term Incentive Plan (for awards commencing after February 18, 2020).
*+10.55	—	Cash Retention Award Agreement, dated as of November 13, 2019, by and between Tenneco Inc. and Peng Guo.
*+10.56	—	Cash Retention Award Agreement, dated as of October 28, 2019, by and between Tenneco Inc. and Jason M. Hollar.
11	—	None.
13	—	None.
14	—
Tenneco Inc. Code of Ethical Conduct for Financial Managers (incorporated herein by reference from Exhibit 99.3 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-12387).

16	—	None.
18	—	None.
*21	—	List of Subsidiaries of Tenneco Inc.
22	—	None.

Exhibit Number		Description
*23.1	—	Consent of PricewaterhouseCoopers LLP.
*24	—	Powers of Attorney.
*31.1	—	Certification of Brian J. Kesseler under Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	—	Certification of Jason M. Hollar under Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	—	Certification of Brian J. Kesseler and Jason M. Hollar under Section 906 of the Sarbanes-Oxley Act of 2002.
33	—	None.
34	—	None.
35	—	None.
99	—	None.
100	—	None.
101	—	None.
*101.INS	—	XBRL Instance Document.
*101.SCH	—	XBRL Taxonomy Extension Schema Document.
*101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENNECO INC.

By	/S/ BRIAN J. KESSELER
Brian J. Kesseler
Chief Executive Officer

Date: March 2, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons in the capacities indicated on March 2, 2020.

	Signature	Title

	*	Chairman and Director
Gregg M. Sherrill

	/S/ BRIAN J. KESSELER	Chief Executive Officer and Director (principal executive officer)
Brian J. Kesseler

	/S/ JASON M. HOLLAR	Executive Vice President and Chief Financial Officer (principal financial officer)
Jason M. Hollar

	/s/ JOHN S. PATOUHAS	Vice President and Chief Accounting Officer (principal accounting officer)
John S. Patouhas

	*	Director
SungHwan Cho

	*	Director
Thomas C. Freyman

	*	Director
Denise Gray

	*	Director
Dennis J. Letham

	*	Director
James S. Metcalf

	*	Director
Roger B. Porter

	*	Director
David B. Price, Jr.

	*	Director
Charles K. Stevens III

	*	Director
Jane L. Warner

*BY:	/S/ JASON M. HOLLAR
Jason M. Hollar Attorney in fact