Form 10-Q
period 2020-03-31
TENNECO INC
filed 2020-05-11
CIK 1024725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-12387
TENNECO INC.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of
incorporation or organization)

500 North Field Drive, Lake Forest, Illinois
(Address of principal executive offices)

76-0515284
(I.R.S. Employer
Identification No.)

60045
(Zip Code)
Registrant’s telephone number, including area code: (847) 482-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Voting Common Stock, par value $0.01 per share	TEN	New York Stock Exchange
Preferred Stock Purchase Rights		New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑      No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☑      No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
The number of shares of Class A Voting Common Stock, par value $0.01 per share: 60,951,552 shares outstanding as of May 6, 2020. The number of shares of Class B Non-Voting Common Stock, par value $0.01 per share: 20,308,454 shares outstanding as of May 6, 2020.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, our prospects and business strategies. These forward-looking statements are included in various sections of this report. The words “may,” “will,” “believe,” “should,” “could,” “plan,” “expect,” “anticipate,” “estimate,” and similar expressions (and variations thereof), identify these forward-looking statements. Although we believe the expectations reflected in these forward-looking statements are based on reasonable assumptions, these expectations may not prove to be correct. Because these forward-looking statements are also subject to risks and uncertainties, actual results may differ materially from the expectations expressed in the forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include:

•	general economic, business and market conditions, including the effect of the COVID-19 pandemic;

•
disasters, local and global public health emergencies or other catastrophic events, such as fires, earthquakes and flooding, pandemics or epidemics (including the COVID-19 pandemic), where we or other customers do business and any resultant disruptions in the supply or production of goods or services to us or by us in demand by our customers or in the operation of our system, disaster recovery capabilities or business continuity capabilities;

•
our ability (or inability) to successfully execute cost reduction, performance improvement and other plans, including our plans to respond to the COVID-19 pandemic and our previously announced accelerated performance improvement plan ("Accelerate"), and to realize the anticipated benefits from these plans;

•
changes in capital availability or costs, including increases in our cost of borrowing (i.e., interest rate increases), the amount of our debt, our ability to access capital markets at favorable rates, and the credit ratings of our debt and our financial flexibility to respond to the COVID-19 pandemic;

•	our ability to maintain compliance with the agreements governing our indebtedness and otherwise have sufficient liquidity through the COVID-19 pandemic;

•	our ability to comply with the covenants contained in our debt instruments;

•	our working capital requirements;

•	our ability to source and procure needed materials, components and other products, and services in accordance with customer demand and at competitive prices;

•
the cost and outcome of existing and any future claims, legal proceedings or investigations, including, but not limited to, any of the foregoing arising in connection with the ongoing global antitrust investigation, product performance, product safety or intellectual property rights;

•
changes in consumer demand for our original equipment ("OE") products or aftermarket products, prices and our ability to have our products included on top selling vehicles, including any shifts in consumer preferences away from historically higher margin products for our customers and us, to other lower margin vehicles, for which we may or may not have supply arrangements;

•	the cyclical nature of the global vehicle industry, including the performance of the global aftermarket sector and the impact of vehicle parts' longer product lives;

•
changes in automotive and commercial vehicle manufacturers' production rates and their actual and forecasted requirements for our products, due to difficult economic conditions and/or regulatory or legal changes affecting internal combustion engines and/or aftermarket products;

•
our dependence on certain large customers, including the loss of any of our large OE manufacturer customers (on whom we depend for a substantial portion of our revenues), or the loss of market shares by these customers if we are unable to achieve increased sales to other OE-customers or any change in customer demand due to delays in the adoption or enforcement of worldwide emissions regulations;

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

•
risks inherent in operating a multi-national company, including economic conditions, such as currency exchange and inflation rates, political conditions in the countries where we operate or sell our products, adverse changes in trade agreements, tariffs, immigration policies, political stability, tax and other laws, and potential disruptions of production and supply;

•	increasing competition from lower cost, private-label products;

•	damage to the reputation of one or more of our leading brands;

•	the impact of improvements in automotive parts on aftermarket demand for some of our products;

•	industry-wide strikes, labor disruptions at our facilities or any labor or other economic disruptions at any of our significant customers or suppliers or any of our customers’ other suppliers;

•	developments relating to our intellectual property, including our ability to adapt to changes in technology and the availability and effectiveness of legal protection for our innovations and brands;

•	costs related to product warranties and other customer satisfaction actions;

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

•	changes by the Financial Accounting Standards Board ("FASB") or the Securities and Exchange Commission ("SEC") of generally accepted accounting principles or other authoritative guidance;

•	changes in accounting estimates and assumptions, including changes based on additional information;

•
any changes by the International Organization for Standardization ("ISO") or other such committees in their certification protocols for processes and products, which may have the effect of delaying or hindering our ability to bring new products to market;

•
the impact of the extensive, increasing, and changing laws and regulations to which we are subject, including environmental laws and regulations, which may result in our incurrence of environmental liabilities in excess of the amount reserved or increased costs or loss of revenues relating to products subject to changing regulation;

•	potential volatility in our effective tax rate;

•
acts of war and/or terrorism, as well as actions taken or to be taken by the United States and other governments as a result of further acts or threats of terrorism, and the impact of these acts on economic, financial, and social conditions in the countries where we operate;

•	pension obligations and other postretirement benefits;

•	our hedging activities to address commodity price fluctuations; and

•	the timing and occurrence (or non-occurrence) of other transactions, events and circumstances which may be beyond our control.
In addition, this report includes forward-looking statements regarding the Company's ongoing review of strategic alternatives and the planned separation of the Company into a powertrain technology company and an aftermarket and ride performance company. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include (in addition to the risks set forth above):

•	the ability to identify and consummate strategic alternatives that yield additional value for shareholders;

•	the timing, benefits, and outcome of the Company's strategic review process;

•	the structure, terms, and specific risk and uncertainties associated with any potential strategic alternative;

•	potential disruptions in our business and stock price as a result of our exploration, review, and pursuit of any strategic alternatives;

•
the possibility that the Company may not complete the separation of the aftermarket and ride performance business from the powertrain technology business (or achieve some or all of the anticipated benefits of such a separation);

•	the ability to retain and hire key personnel and maintain relationships with customers, suppliers or other business partners;

•	the potential diversion of management's attention resulting from the separation;

•	the risk the combined company and each separate company following the separation will underperform relative to our expectations;

•	the ongoing transaction costs and risk we may incur greater costs following separation of the business;

•	the risk the spin-off is determined to be a taxable transaction;

•	the risk the benefits of the separation may not be fully realized or may take longer to realize than expected;

•	the risk the separation may not advance our business strategy; and

•	the risk the transaction may have an adverse effect on existing arrangements with us, including those related to transition, manufacturing and supply services and tax matters.
The risks included here are not exhaustive. Refer to “Part II, Item 1A — Risk Factors” herein and “Part I, Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 for further discussion regarding our exposure to risks. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor to assess the effect such risk factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Unless otherwise indicated in this report, the forward-looking statements in this report are made as of the date of this report, and, except as required by law, the Company does not undertake any obligation, and disclaims any obligation, to publicly disclose revisions or updates to any forward-looking statements.

PART I – FINANCIAL INFORMATION

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)
(in millions, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenues
Net sales and operating revenues	$3,836	$4,484

Costs and expenses
Cost of sales (exclusive of depreciation and amortization)	3,339	3,870
Selling, general, and administrative	249	318
Depreciation and amortization	171	169
Engineering, research, and development	77	92
Restructuring charges, net and asset impairments	484	16
Goodwill and intangible impairment charges	383	60
	4,703	4,525
Other income (expense)
Non-service pension and other postretirement benefit (costs) credits	1	(2)
Equity in earnings (losses) of nonconsolidated affiliates, net of tax	13	16
Other income (expense), net	8	3
	22	17
Earnings (loss) before interest expense, income taxes, and noncontrolling interests	(845)	(24)
Interest expense	(75)	(81)
Earnings (loss) before income taxes and noncontrolling interests	(920)	(105)
Income tax (expense) benefit	94	—
Net income (loss)	(826)	(105)
Less: Net income (loss) attributable to noncontrolling interests	13	12
Net income (loss) attributable to Tenneco Inc.	$(839)	$(117)
Earnings (loss) per share
Basic earnings (loss) per share:
Earnings (loss) per share	$(10.34)	$(1.44)
Weighted average shares outstanding	81,168,562	80,874,637
Diluted earnings (loss) per share:
Earnings (loss) per share	$(10.34)	$(1.44)
Weighted average shares outstanding	81,168,562	80,874,637
See accompanying notes to the condensed consolidated financial statements.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(826)	$(105)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(219)	35
Cash flow hedges	(2)	4
Defined benefit plans	4	1
	(217)	40
Comprehensive income (loss)	(1,043)	(65)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(7)	18
Comprehensive income (loss) attributable to common shareholders	$(1,036)	$(83)
See accompanying notes to the condensed consolidated financial statements.

TENNECO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except shares)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$767	$564
Restricted cash	3	2
Receivables:
Customer notes and accounts, net	2,146	2,438
Other	96	100
Inventories	2,001	1,999
Prepayments and other current assets	623	632
Total current assets	5,636	5,735
Property, plant and equipment, net	3,012	3,627
Long-term receivables, net	8	10
Goodwill	505	775
Intangibles, net	1,264	1,422
Investments in nonconsolidated affiliates	509	518
Deferred income taxes	747	607
Other assets	543	532
Total assets	$12,224	$13,226
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt, including current maturities of long-term debt	$175	$185
Accounts payable	2,443	2,647
Accrued compensation and employee benefits	294	325
Accrued income taxes	96	72
Accrued expenses and other current liabilities	968	1,070
Total current liabilities	3,976	4,299
Long-term debt	5,837	5,371
Deferred income taxes	84	106
Pension and postretirement benefits	1,109	1,145
Deferred credits and other liabilities	497	490
Commitments and contingencies (Note 13)
Total liabilities	11,503	11,411
Redeemable noncontrolling interests	72	196
Tenneco Inc. shareholders’ equity:
Preferred stock — $0.01 par value; none issued	—	—
Class A voting stock — $0.01 par value; shares issued: March 31, 2020 — 72,057,592 and December 31, 2019 — 71,727,061	1	1
Class B non-voting convertible stock — $0.01 par value; shares issued: March 31, 2020 and December 31, 2019 — 23,793,669	—	—
Additional paid-in capital	4,427	4,432
Accumulated other comprehensive loss	(908)	(711)
Accumulated deficit	(2,206)	(1,367)
	1,314	2,355
Shares held as treasury stock — at cost: March 31, 2020 and December 31, 2019 — 14,592,888	(930)	(930)
Total Tenneco Inc. shareholders’ equity	384	1,425
Noncontrolling interests	265	194
Total equity	649	1,619
Total liabilities, redeemable noncontrolling interests and equity	$12,224	$13,226
See accompanying notes to the condensed consolidated financial statements.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended March 31,
	2020	2019
Operating Activities
Net income (loss)	$(826)	$(105)
Adjustments to reconcile net income (loss) to cash (used) provided by operating activities:
Goodwill and intangible impairment charges	383	60
Depreciation and amortization	171	169
Deferred income taxes	(166)	(8)
Stock-based compensation	2	7
Restructuring charges and asset impairments, net of cash paid	454	(14)
Change in pension and other postretirement benefit plans	(19)	(17)
Equity in earnings of nonconsolidated affiliates	(13)	(16)
Cash dividends received from nonconsolidated affiliates	13	15
Changes in operating assets and liabilities:
Receivables	139	(312)
Inventories	(73)	11
Payables and accrued expenses	(136)	157
Accrued interest and accrued income taxes	29	(38)
Other assets and liabilities	(110)	(59)
Net cash (used) provided by operating activities	(152)	(150)
Investing Activities
Acquisitions, net of cash acquired	—	(158)
Proceeds from sale of assets	2	1
Net proceeds from sale of business	—	22
Cash payments for property, plant, and equipment	(137)	(210)
Proceeds from deferred purchase price of factored receivables	56	60
Other	2	2
Net cash (used) provided by investing activities	(77)	(283)
Financing Activities
Proceeds from term loans and notes	67	28
Repayments of term loans and notes	(84)	(64)
Debt issuance costs of long-term debt	(8)	—
Borrowings on revolving lines of credit	3,161	2,119
Payments on revolving lines of credit	(2,659)	(1,981)
Issuance (repurchase) of common shares	(1)	(2)
Cash dividends	—	(20)
Net increase (decrease) in bank overdrafts	(2)	(1)
Other	11	(3)
Distributions to noncontrolling interest partners	(2)	(1)
Net cash (used) provided by financing activities	483	75
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(50)	19
Increase (decrease) in cash, cash equivalents and restricted cash	204	(339)
Cash, cash equivalents and restricted cash, beginning of period	566	702
Cash, cash equivalents and restricted cash, end of period	$770	$363
Supplemental Cash Flow Information
Cash paid during the period for interest	$67	$74
Cash paid during the period for income taxes, net of refunds	$41	$43
Lease assets obtained in exchange for new operating lease liabilities	$51	$19
Non-cash Investing Activities
Period end balance of accounts payable for property, plant, and equipment	$96	$101
Deferred purchase price of receivables factored in the period	$60	$58
Reduction in assets from redeemable noncontrolling interest transaction with owner	$53	$—
See accompanying notes to the condensed consolidated financial statements.

TENNECO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

	Tenneco Inc. Shareholders' equity
	$0.01 Par Value Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit		Accumulated Other Comprehensive Income (Loss)	Total Tenneco Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$1	$(930)	$4,432	$(1,367)		$(711)	$1,425	$194	$1,619
Net income (loss)				(839)			(839)	2	(837)
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustments						(199)	(199)	(13)	(212)
Derivatives						(2)	(2)	—	(2)
Defined benefit plans						4	4	—	4
Comprehensive income (loss)							(1,036)	(11)	(1,047)
Stock-based compensation, net	—	—	2	—		—	2	—	2
Reclassification of redeemable noncontrolling interest to permanent equity	—	—	—	—		—	—	82	82
Redeemable noncontrolling interest transaction with owner	—	—	(7)	—	—	—	(7)	—	(7)
Balance at March 31, 2020	$1	$(930)	$4,427	$(2,206)		$(908)	$384	$265	$649

	Tenneco Inc. Shareholders' equity
	$0.01 Par Value Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Tenneco Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$1	$(930)	$4,360	$(1,013)	$(692)	$1,726	$190	$1,916
Net Income (loss)				(117)		(117)	7	(110)
Other comprehensive income (loss)—net of tax:
Foreign currency translation adjustments					29	29	4	33
Derivatives					4	4	—	4
Defined benefit plans					1	1	—	1
Comprehensive income (loss)						(83)	11	(72)
Stock-based compensation, net	—	—	5	—	—	5	—	5
Cash dividends ($0.25 per share)	—	—	—	(20)	—	(20)	—	(20)
Purchase accounting measurement period adjustment	—	—	—	—	—	—	(1)	(1)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Balance at March 31, 2019	$1	$(930)	$4,365	$(1,150)	$(658)	$1,628	$199	$1,827

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

On October 1, 2018, the Company completed the acquisition of Federal-Mogul LLC (“Federal-Mogul”) (the “Federal-Mogul Acquisition”), a global supplier of technology and innovation in vehicle and industrial products for fuel economy, emissions reductions, and safety systems. Federal-Mogul serves the world’s foremost OEM and servicers (“OES”, and together with OEM, “OE”) of automotive, light, medium and heavy-duty commercial vehicles, off road, agricultural, marine, rail, aerospace, and power generation and industrial equipment, as well as the worldwide aftermarket.

The Company has previously announced its intentions, and has agreed to use its reasonable best efforts, to separate the combined company to form two new, independent publicly traded companies, an Aftermarket and Ride Performance company ("DRiV") and a new Powertrain Technology company ("New Tenneco"). Current end-market conditions are affecting the Company's ability to complete a separation within its previously announced timeline and the Company expects these trends will continue throughout this year. The Company is ready to separate the businesses as soon as favorable conditions are present. In order to facilitate the separation, the Company continues to evaluate multiple strategic alternatives, as well as options to deleverage and mitigate the ongoing effect of challenging market conditions and better position it to facilitate a separation transaction.

2. Summary of Significant Accounting Policies

Basis of Presentation — Interim Financial Statements
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments (consisting of normal recurring adjustments) management believes are necessary to fairly state the results of operations, comprehensive income, financial position, changes in shareholders' equity, and cash flows. The Company's management believes the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements and the notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission on March 2, 2020. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. There are many uncertainties related to the COVID-19 global pandemic that could negatively affect the Company's results of operations, financial position, and cash flows.

At March 31, 2020, the Company was in compliance with all financial covenants under its credit agreement. After considering the effect of COVID-19 on its 2020 forecast, the Company determined it was likely it would not be able to maintain compliance with its financial covenants, as required by its credit agreement. As a result, on May 5, 2020, the Company entered into a third amendment to its credit agreement to increase the maximum leverage ratio and decrease the minimum interest coverage ratio. The amendment is discussed in more detail in Note 10, Debt and Other Financing Arrangements. In response to the expected economic effects of COVID-19, the Company plans to implement various cost reductions initiatives, including, but not limited to reductions to salaried costs and unpaid furloughs; the restructuring action discussed in Note 4, Restructuring Charges, Net and Asset Impairments; and the deferral of the Company’s portion of its 2020 employer paid payroll taxes and its U.S. qualified pension plan contributions under the Coronavirus Aid, Relief, and Economic Security Act.

Reclassifications: Certain amounts in the prior period have been aggregated or disaggregated to conform to current year presentation. These reclassifications included reclassifying amounts from restructuring charges, net and asset impairments to cost of sales (exclusive of depreciation and amortization) and selling, general, and administrative expenses. These reclassifications affected the three months ended March 31, 2019 and have no effect on previously reported net income, other comprehensive income (loss), and the cash provided (used) by operating, investing or financing activities within the condensed consolidated statements of cash flows.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

Redeemable Noncontrolling Interests: The Company has noncontrolling interests with redemption features. These redemption features could require the Company to make an offer to purchase the noncontrolling interests in the event of a change in control of Tenneco Inc. or certain of its subsidiaries or the passage of time.

At March 31, 2020 and December 31, 2019, the Company held redeemable noncontrolling interests of $41 million and $44 million which were not currently redeemable or probable of becoming redeemable. The redemption of these redeemable noncontrolling interests is not solely within the Company's control, therefore, they are presented in the temporary equity section of the Company's condensed consolidated balance sheets. The Company does not believe it is probable the redemption features related to these noncontrolling interest securities will be triggered, as a change in control event is generally not probable until it occurs. As such, these noncontrolling interests have not been remeasured to redemption value.

In addition, at March 31, 2020 and December 31, 2019, the Company held redeemable noncontrolling interests of $31 million and $152 million which were currently redeemable or probable of becoming redeemable. These noncontrolling interests are also presented in the temporary equity section of the Company's condensed consolidated balance sheets and have been remeasured to redemption value. The Company immediately recognizes changes to redemption value as a component of noncontrolling interest income (loss) in the condensed consolidated statements of income (loss). These redeemable noncontrolling interests include the following:

•
During the three months ended March 31, 2020, the Company completed the process to make a tender offer of the shares it did not own for a subsidiary in India acquired by the Company as part of the Federal-Mogul Acquisition on October 1, 2018, in accordance with local regulations. As a result of completing the tender offer, the redeemable noncontrolling interest was no longer redeemable or probable of becoming redeemable and the amount of $82 million was reclassified to permanent equity during the three months ended March 31, 2020. See Note 17, Related Party Transactions, for additional information related to the tender offer of this redeemable noncontrolling interest; and

•
A 9.5% ownership interest in Öhlins Intressenter AB (the “KÖ Interest”) was retained by K Öhlin Holding AB (“Köhlin”), as a result of the Öhlins acquisition on January 10, 2019. Köhlin has an irrevocable right at any time after the third anniversary of the Öhlins acquisition to sell the KÖ Interest to the Company. Since it is probable the KÖ Interest will become redeemable, the Company recognized the change in carrying value and recorded an adjustment of $15 million during the three months ended March 31, 2020 to reflect its redemption value of $31 million at March 31, 2020.

For the three months ended March 31, 2019, the Company recorded a decrease to the redeemable noncontrolling interests of $8 million, as a result of adjustments made in the measurement period to the preliminary purchase price allocation from the Federal-Mogul Acquisition. The purchase price allocations for the Federal-Mogul acquisition have been finalized.

The following is a rollforward of activities in the Company's redeemable noncontrolling interests:

	Three Months Ended March 31,
	2020	2019
Balance at beginning of period	$196	$138
Net income (loss) attributable to redeemable noncontrolling interests	(4)	5
Other comprehensive income (loss)	(7)	2
Acquisition and other	—	16
Noncontrolling interest tender offer redemption	(46)	—
Redemption value measurement adjustment	15	—
Purchase accounting measurement period adjustment	—	(8)
Reclassification of noncontrolling interest to permanent equity	(82)	—
Dividends declared	—	—
Balance at end of period	$72	$153

Income taxes: On December 22, 2017, the Tax Cuts and Jobs Act ("TCJA") was enacted into U.S. law, which, among other provisions, included an anti-deferral provision (the Global Intangible Low-Taxed Income tax) effective from 2018 wherein taxes on foreign income are imposed in excess of a deemed return on tangible assets of non-U.S. corporations.  The Company has elected the “tax law ordering approach” in that the Company will look to tax law ordering to determine whether its NOL

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

carryforward deferred tax asset is expected to be realized. Based on the tax law ordering approach, NOL carryforwards are realizable if they will reduce the expected tax liability when utilized, regardless if the 50% GILTI deduction or related FTCs may have been available.

Earnings (loss) per share: Basic earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average shares outstanding during the period. Diluted earnings (loss) per share reflects the weighted average effect of all potentially dilutive securities from the date of issuance. Actual weighted average shares outstanding used in calculating earnings (loss) per share were:

	Three Months Ended March 31,
	2020	2019
Weighted average shares of common stock outstanding	81,168,562	80,874,637
Effect of dilutive securities:
Restricted stock, PSUs, and RSUs	—	—
Stock options	—	—
Dilutive shares outstanding	81,168,562	80,874,637

For the three months ended March 31, 2020 and 2019, the calculation of diluted earnings (loss) per share excluded 1,610,556 and 1,714,950 of share-based awards, as the effect on the calculation would have been anti-dilutive.

New Accounting Pronouncements
Adoption of New Accounting Standards
Income Taxes — In December 2019, the FASB issued ASU 2019-12: Simplifying the Accounting for Income Taxes (Topic 740), which removes certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The ASU allows certain simplifications in the annual effective tax rate computations, which did not have a material effect on the financial statements. The Company has early adopted this ASU on a prospective basis beginning January 1, 2020.

Intangibles — On January 1, 2020, the Company adopted ASU 2018-15, Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which includes amendments to align the accounting for costs incurred to implement a cloud computing arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The Company adopted this guidance on a prospective basis beginning January 1, 2020 and the effects of the adoption were not material on the consolidated financial statements.

Retirement benefits — In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20). The new standard (i) requires the removal of disclosures that are no longer considered cost beneficial; (ii) clarifies specific requirements of certain disclosures; and (iii) adds new disclosure requirements, including reasons for significant gains and losses related to changes in the benefit obligation. The amendments in this update are effective for fiscal years ending after December 15, 2020. The Company will adopt the enhanced disclosures in the consolidated financial statements for the year ended December 31, 2020.

3. Acquisitions and Divestitures

Öhlins Intressenter AB Acquisition
On January 10, 2019, the Company completed the acquisition of a 90.5% ownership interest in Öhlins Intressenter AB (“Öhlins”, the “Öhlins Acquisition”), a Swedish technology company that develops premium suspension systems and components for the automotive and motorsport industries for a purchase price of $162 million (including $4 million of cash acquired). The remaining 9.5% ownership interest in Öhlins (the “KÖ Interest”) was retained by K Öhlin Holding AB (“Köhlin”). Köhlin has an irrevocable right at any time after the third anniversary of the Öhlins Acquisition to sell the KÖ Interest to the Company. Refer to Note 2, Summary of Significant Accounting Policies, for further information on the KÖ Interest.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

Pro Forma Results
Pro forma results of operations have not been presented because the effects of the Öhlins Acquisition were not material to the Company’s condensed consolidated results of operations.

Assets Held for Sale
As the Company continues to rationalize its product portfolio and focus on core production lines, the Company has classified a non-core business in the Motorparts segment as held for sale. At March 31, 2020, expected proceeds from a sale would be approximately $16 million, which is representative of its fair value. The related assets and liabilities were classified as held for sale at March 31, 2020. A sale is expected to occur within the next twelve months.

The related assets and liabilities are classified as held for sale at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Assets
Receivables	$4	$5
Inventories	6	8
Other current assets	2	1
Long-lived assets	16	18
Goodwill	3	4
Impairment on carrying value	(8)	(8)
Total assets held for sale	$23	$28
Liabilities
Accounts payable	$3	$4
Accrued liabilities	2	2
Total liabilities held for sale	$5	$6

The assets and liabilities held for sale are recorded in prepayments and other current assets and accrued expenses and other current liabilities in the condensed consolidated balance sheets at March 31, 2020 and December 31, 2019.

On March 1, 2019, in accordance with a stock and asset purchase agreement, the Company sold certain assets and liabilities related to a non-core business, and received sale proceeds of $22 million, subject to customary working capital adjustments, in the three months ended March 31, 2019.

4. Restructuring Charges, Net and Asset Impairments

The Company's restructuring activities are undertaken as necessary to execute management's strategy and streamline operations, consolidate and take advantage of available capacity and resources, and ultimately achieve net cost reductions. Restructuring activities include efforts to integrate and rationalize the Company's businesses and to relocate operations to best cost locations.

The Company's restructuring charges consist primarily of employee costs (principally severance and/or termination benefits) and facility closure and exit costs. The 2019 amounts below reflect the reclassifications to the prior period as discussed in Note 2, Summary of Significant Accounting Policies.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

For the three months ended March 31, 2020 and 2019, restructuring charges, net and asset impairments by segment are as follows:

	Three Months Ended March 31, 2020
	Clean Air	Powertrain	Ride Performance	Motorparts	Corporate	Total
Severance and other charges, net	$—	$1	$6	$2	$4	$13
Other non-restructuring asset impairments	—	—	455	—	16	471
Total restructuring charges, net and asset impairments	$—	$1	$461	$2	$20	$484

	Three Months Ended March 31, 2019
	Clean Air	Powertrain	Ride Performance	Motorparts	Corporate	Total
Severance and other charges, net	$5	$1	$5	$4	$1	$16
Other non-restructuring asset impairments	—	—	—	—	—	—
Total restructuring charges, net and asset impairments	$5	$1	$5	$4	$1	$16

Severance and other charges, net
During the three months ended March 31, 2020, the Company incurred $6 million in restructuring and other costs related to plant relocation and closures within its Ride Performance segment. The Company also incurred $4 million in restructuring for the elimination of certain redundant positions within its corporate component.

In response to the COVID-19 global pandemic, and in conjunction with the Company's previously announced Project Accelerate, the Company expects to reduce its headcount globally, subject to negotiation with works councils in certain jurisdictions. The Company will begin implementing headcount reductions during the second quarter of 2020 and expects these actions to be completed during 2020. The Company expects to record a charge in the range of $25 million to $30 million for the second quarter of 2020 in connection with the cash severance costs expected to be paid.

During the three months March 31, 2019, charges included the following items:

•
The Company incurred $6 million in restructuring and related costs related to a restructuring plan designed to achieve a portion of the synergies the Company anticipated achieving in connection with the Federal-Mogul Acquisition. Pursuant to the plan, the Company reduced its headcount globally across all segments. The Company began implementing headcount reductions in January 2019 and these actions continued through the end of 2019.

•	The Ride Performance segment incurred $3 million in restructuring and other costs related to a previously announced plant relocation in Beijing, China and the Hartwell and Owen Sound plant closures.

•	The Clean Air segment incurred $3 million restructuring and other costs related to the closing of a plant in Rennes, France.

Restructuring Reserve Rollforward
Amounts related to activities that were charges to restructuring reserves by reportable segments are as follows:

	Reportable Segments
	Clean Air	Powertrain	Ride Performance	Motorparts	Total Reportable Segments	Corporate	Total
Balance at December 31, 2019	$23	$30	$23	$16	$92	$9	$101
Provisions	—	2	7	2	11	4	15
Revisions to estimates	—	(1)	(1)	—	(2)	—	(2)
Payments	(4)	(4)	(9)	(4)	(21)	(9)	(30)
Foreign currency	—	—	(1)	—	(1)	—	(1)
Balance at March 31, 2020	$19	$27	$19	$14	$79	$4	$83

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

	Reportable Segments
	Clean Air	Powertrain	Ride Performance	Motorparts	Total Reportable Segments	Corporate	Total
Balance at December 31, 2018	$17	$15	$25	$43	$100	$3	$103
Provisions	5	1	5	4	15	1	16
Payments	(6)	(3)	(5)	(14)	(28)	(2)	(30)
Balance at March 31, 2019	$16	$13	$25	$33	$87	$2	$89

The following table provides a summary of the Company's restructuring liabilities and related activity for each type of exit costs:

	Three months ended March 31, 2020			Three months ended March 31, 2019
	Employee Costs	Facility Closure and Other Costs	Total	Employee Costs	Facility Closure and Other Costs	Total
Balance at beginning of period	$97	$4	$101	$98	$5	$103
Provisions	10	5	15	11	5	16
Revisions to estimates	(2)	—	(2)	—	—	—
Payments	(23)	(7)	(30)	(25)	(5)	(30)
Foreign currency	(1)	—	(1)	—	—	—
Balance at end of period	$81	$2	$83	$84	$5	$89

Asset impairments
The Company evaluates its long-lived assets for impairment whenever events or circumstances indicate the value of these long-lived asset groups are not recoverable.

As a result of the effects of the COVID-19 global pandemic on the Company's projected financial information, the Company concluded impairment triggers had occurred for certain long-lived asset groups in the Ride Performance segment. Accordingly, the Company tested these long-lived asset groups for recoverability by performing undiscounted cash flow analyses. Based on these analyses, the net carrying values of these asset groups exceeded their undiscounted future cash flows. As such, the Company estimated the fair values of these asset groups at March 31, 2020 and compared them to their carrying values. As the fair values of these long-lived asset groups exceeded their carrying values, the Company recorded long-lived asset impairment charges for property, plant, and equipment of $455 million during the three months ended March 31, 2020. See Note 9, Fair Value for additional information on the fair value estimates used in these analyses.

As a result of changes in the business, the Company assessed and concluded an impairment trigger had occurred for a long-lived asset group in its corporate component. Accordingly, the Company tested this long-lived asset group for recoverability. The Company estimated the fair value of this asset group at March 31, 2020 and compared it to the carrying value. As the fair value of this long-lived asset group exceeded the carrying value, the Company recorded long-lived asset impairment charges of $16 million during the three months ended March 31, 2020, consisting of $11 million of property, plant, and equipment and $5 million of operating lease right-of-use assets, included in other assets within the condensed consolidated balance sheets.

There are many uncertainties regarding the COVID-19 global pandemic that could negatively affect the Company's results of operations, financial position, and cash flows. As a result, if there is an adverse change to the Company’s projected financial information, due to business performance or market conditions, this may be indicative the value of its long-lived assets are not recoverable, which may result in additional non-cash long-lived asset impairment charges in a future period.

5. Inventories

At March 31, 2020 and December 31, 2019, inventory consists of the following:

	March 31, 2020	December 31, 2019
Finished goods	$981	$1,027
Work in process	483	460
Raw materials	435	408
Materials and supplies	102	104
	$2,001	$1,999

6. Goodwill and Other Intangible Assets

As a result of the effects of the COVID-19 global pandemic on the Company's projected financial information, the Company concluded it was more likely than not the fair values value of certain reporting units and its indefinite-lived intangible assets had declined to below their carrying values during the three months ended March 31, 2020.

The Company completed a goodwill impairment analysis for four reporting units with goodwill in the Powertrain, Motorparts, and Ride Performance segments. The difference between the reporting units' carrying values and fair values were recognized as impairment charges. The Company recognized $267 million in non-cash impairment charges related to its goodwill during the three months ended March 31, 2020, which represented full impairments of the goodwill in one reporting unit in the Powertrain segment and one reporting unit in the Ride Performance segment, and partial impairments of goodwill in one reporting unit in the Powertrain segment and one reporting unit in the Motorparts segment.

The Company also completed an analysis to determine the fair value of its trade names and trademarks for its reporting units in the Ride Performance and Motorparts segments. It was determined their carrying values exceeded their fair values and the Company recognized $51 million in non-cash impairment charges related these indefinite-lived assets, which represented a full impairment of the trade names and trademarks in one of the reporting units in the Motorparts segment, and a partial impairment of the trade names and trademarks in one of the reporting units in the Ride Performance segment and one of the reporting units in the Motorparts segment. As a result, the remaining carrying value of the Company's trade names and trademarks equals fair value at March 31, 2020.

As discussed in more details in Note 4, Restructuring Charges, Net and Asset Impairments, the Company concluded impairment triggers had occurred for certain long-lived asset groups within the Ride Performance segment. As a result, the Company recorded non-cash impairment charges of $65 million related to its definite-lived intangible assets, which represented full impairments of the definite-lived intangible assets in these two reporting units.

As a result, impairment charges for goodwill and intangible assets recognized by segment during the three months ended March 31, 2020 consist of the following:

	Three months ended March 31, 2020
	Powertrain	Ride Performance	Motorparts	Total
Goodwill impairment charges	$160	$37	$70	$267
Trade names and trademarks intangible asset impairment charges	—	11	40	51
Definite-lived intangible assets impairment charges	—	65	—	65
	$160	$113	$110	$383

There are many uncertainties regarding the COVID-19 global pandemic that could negatively affect the Company's results of operations, financial position, and cash flows. As a result, if there is an adverse change to the Company’s projected financial information, due to business performance or market conditions, this may be indicative the fair value of its reporting units have declined below their carrying values, which may result in additional non-cash goodwill or intangible asset impairment charges in a future period.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

The following table shows a summary of the number of reporting units with goodwill in each segment and whether or not the reporting unit's fair value exceeds its carrying value by more or less than 10% at March 31, 2020:

	Segments
	Clean Air	Powertrain	Ride Performance	Motorparts
Number of reporting units with goodwill	3	1	1	1

Number of reporting units where fair value exceeds carrying value:
Greater than 10%	3	—	1	—
Less than 10%	—	1	—	1

Goodwill for reporting units where fair value exceeds carrying value:
Greater than 10%	$22	$—	$7	$—
Less than 10%	—	165	—	311
	$22	$165	$7	$311

At March 31, 2020 and December 31, 2019, goodwill consists of the following:

	Clean Air	Powertrain	Ride Performance	Motorparts	Total
Gross carrying amount at December 31, 2019	$22	$343	$259	$620	$1,244
Foreign exchange	—	—	(3)	—	(3)
Gross carrying amount at March 31, 2020	22	343	256	620	1,241

Accumulated impairment loss at December 31, 2019	—	(18)	(212)	(239)	(469)
Impairment	—	(160)	(37)	(70)	(267)
Accumulated impairment loss at March 31, 2020	—	(178)	(249)	(309)	(736)

Net carrying value at end of period	$22	$165	$7	$311	$505

During the first quarter of 2019, the Company reorganized the reporting structure of its Aftermarket, Ride Performance, and Motorparts segments and the underlying reporting units within those segments. The Company reassigned assets and liabilities (excluding goodwill) to the reporting units affected. Goodwill was then reassigned to the reporting units using a relative fair value approach based on the fair value of the elements transferred and the fair value of the elements remaining within the original reporting units. The Company tested goodwill for impairment on a pre-reorganization basis and determined there was no impairment for the affected reporting units. The Company also performed an impairment analysis on a post-reorganization basis and determined $60 million of goodwill was impaired for two reporting units within its Ride Performance segment, one of which was a full impairment of the goodwill. As a result, this non-cash charge was recorded in the three months ended March 31, 2019. Goodwill allocated to other reporting units was supported by the valuation performed at that time.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

At March 31, 2020 and December 31, 2019, the Company's intangible assets consist of the following:

		March 31, 2020			December 31, 2019
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Customer relationships and platforms	10 years	$984	$(209)	$775	$988	$(123)	$865
Customer contract	10 years	8	(6)	2	8	(6)	2
Patents	10 to 17 years	1	(1)	—	1	(1)	—
Technology rights	10 to 30 years	131	(41)	90	133	(37)	96
Packaged kits know-how	10 years	54	(8)	46	54	(7)	47
Catalogs	10 years	47	(7)	40	47	(6)	41
Licensing agreements	3 to 5 years	62	(23)	39	63	(18)	45
Land use rights	28 to 46 years	46	(3)	43	47	(3)	44
		1,333	(298)	1,035	1,341	(201)	1,140
Indefinite-lived intangible assets:
Trade names and trademarks				229			282
Total				$1,264			$1,422

The amortization expense associated with definite-lived intangible assets is as follows:

	Three Months Ended March 31,
	2020	2019
Amortization expense	$34	$35

The expected future amortization expense for the Company's definite-lived intangible assets is as follows:

	2020	2021	2022	2023	2024	2025 and thereafter	Total
Expected amortization expense	$98	$126	$122	$120	$113	$456	$1,035

7. Investment in Nonconsolidated Affiliates

The Company's ownership interest in affiliates accounted for under the equity method is as follows:

	March 31, 2020	December 31, 2019
Anqing TP Goetze Piston Ring Company Limited (China)	35.7%	35.7%
Anqing TP Powder Metallurgy Co., Ltd (China)	20.0%	20.0%
Dongsuh Federal-Mogul Industrial Co. Ltd. (Korea)	50.0%	50.0%
Farloc Argentina SAIC Y F (Argentina)	23.9%	23.9%
Federal-Mogul Powertrain Otomotiv A.S. (Turkey)	50.0%	50.0%
Federal-Mogul TP Liner Europe Otomotiv Ltd. Sti. (Turkey)	25.0%	25.0%
Federal-Mogul TP Liners, Inc. (USA)	46.0%	46.0%
Frenos Hidraulicos Automotrices, S.A. de C.V. (Mexico)	49.0%	49.0%
JURID do Brasil Sistemas Automotivos Ltda. (Brazil)	19.9%	19.9%
KB Autosys Co., Ltd. (Korea)	33.6%	33.6%
Montagewerk Abgastechnik Emden GmbH (Germany)	50.0%	50.0%

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

The Company's investments in its nonconsolidated affiliates at March 31, 2020 and December 31, 2019 is as follows:

	March 31, 2020	December 31, 2019
Investments in nonconsolidated affiliates	$509	$518

The carrying amount of the Company's investments in its nonconsolidated affiliates accounted for under the equity method exceeded its share of the underlying net assets by $252 million and $251 million at March 31, 2020 and December 31, 2019.

The following table represents the activity from the Company's investments in its nonconsolidated affiliates for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Equity in earnings (losses) of nonconsolidated affiliates, net of tax	$13	$16
Cash dividends received from nonconsolidated affiliates	$13	$15

The following tables present summarized aggregated financial information of the Company's nonconsolidated affiliates for the three months ended March 31, 2020 and 2019. The amounts represent 100% of the interest in the nonconsolidated affiliates and not the Company's proportionate share:

	Three Months Ended March 31, 2020
Statements of Income	Otomotiv A.S.	Anqing TP Goetze	Other	Total
Sales	$96	$30	$105	$231
Gross profit	$26	$6	$20	$52
Income from continuing operations	$23	$7	$9	$39
Net income	$18	$6	$6	$30

	Three Months Ended March 31, 2019
Statements of Income	Otomotiv A.S.	Anqing TP Goetze	Other	Total
Sales	$91	$39	$125	$255
Gross profit	$21	$16	$23	$60
Income from continuing operations	$19	$11	$13	$43
Net income	$18	$9	$11	$38

See Note 17, Related Party Transactions, for additional information on balances and transactions with equity method investments.

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

Market Risks
Foreign Currency Risk
The Company manufactures and sells its products in North America, South America, Asia, Europe, and Africa. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which the Company manufactures and sells its products. The Company

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, the Company considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the U.S. dollar, euro, British pound, Polish zloty, Singapore dollar, Thailand bhat, South African rand, Mexican peso, and Canadian dollar.

Concentrations of Credit Risk
Financial instruments including cash equivalents and derivative contracts expose the Company to counterparty credit risk for non-performance. The Company's counterparties for cash equivalents and derivative contracts are banks and financial institutions that meet the Company's requirement of high credit standing. The Company's counterparties for derivative contracts are substantial investment and commercial banks with significant experience using such derivatives. The Company manages its credit risk through policies requiring minimum credit standing and limiting credit exposure to any one counterparty and through monitoring counterparty credit risks. The Company's concentration of credit risk related to derivative contracts at March 31, 2020 and December 31, 2019 is not material.

Other
The Company presents its derivative positions and any related material collateral under master netting agreements on a net basis. For derivatives designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness. Unrealized gains and losses associated with ineffective hedges, determined using the hypothetical derivative method, are recognized in cost of sales in the condensed consolidated statements of income (loss). Derivative gains and losses included in accumulated other comprehensive income (loss) for effective hedges are reclassified into operations upon recognition of the hedged transaction. Derivative gains and losses associated with undesignated hedges are recognized in cost of sales in the condensed consolidated statements of income (loss).

Derivative Instruments
Foreign Currency Forward Contracts
The Company enters into foreign currency forward purchase and sale contracts to mitigate its exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables. In managing its foreign currency exposures, the Company identifies and aggregates existing offsetting positions and then hedges residual exposures through third-party derivative contracts. The gains or losses on these contracts is recognized in cost of sales in the condensed consolidated statements of income (loss). The fair value of foreign currency forward contracts is recorded in prepayments and other current assets or accrued expenses and other current liabilities in the condensed consolidated balance sheets. The fair value of these derivative instruments are not considered material, see Note 9, Fair Value for additional information.

The following table summarizes by position the notional amounts for foreign currency forward contracts at March 31, 2020 (all of which mature in 2021):

Notional Amount
Long positions	$52
Short positions	$(53)

Cash-Settled Share and Index Swap Transactions
The Company selectively uses swaps to reduce market risk associated with its deferred compensation liabilities, which increase as the Company's stock price increases and decrease as the Company's stock price decreases. The Company has entered into a cash-settled share swap agreement that moves in the opposite direction of these liabilities, allowing the Company to fix a portion of the liabilities at a stated amount. At March 31, 2020, the Company hedged its deferred compensation liability related to approximately 1,350,000 common share equivalents, an increase of 750,000 common share equivalents from December 31, 2019. In the first quarter of 2020, the Company entered into an S&P 500 index fund ETF swap agreement to further reduce its market risk. This agreement will act as a natural hedge offsetting an equivalent amount of indexed investments in the Company's deferred compensation plans. The fair value of these swap agreements is recorded in prepayments and other current assets or accrued expenses and other current liabilities in the condensed consolidated balance sheets. The fair value of these derivative instruments are not considered material, see Note 9, Fair Value for additional information.

Hedging Instruments
Cash Flow Hedges — Commodity Price Risk — The Company’s production processes are dependent upon the supply of certain raw materials that are exposed to price fluctuations on the open market. The primary purpose of the Company’s commodity

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

price forward contract activity is to manage the volatility associated with forecasted purchases for up to eighteen months in the future. The Company monitors its commodity price risk exposures regularly to maximize the overall effectiveness of its commodity forward contracts. Principal raw materials hedged include copper, tin, and nickel. In certain instances, within this program, foreign currency forwards may be used in order to match critical terms for commodity exposure.

The Company has designated these contracts as cash flow hedging instruments. The Company records unrecognized gains and losses in other comprehensive income (loss) (“OCI or OCL”) and makes regular reclassifying adjustments into cost of sales within the condensed consolidated statements of income (loss) when the underlying hedged transaction is recognized in earnings. The Company had commodity derivatives outstanding with an equivalent notional amount of $21 million and $19 million at March 31, 2020 and December 31, 2019. Substantially all of the commodity price hedge contracts mature within one year.

Net Investment Hedge — Foreign Currency Borrowings — The Company has foreign currency denominated debt, €784 million of which was designated as a net investment hedge in certain foreign subsidiaries and affiliates of the Company. Changes to its carrying value are included in shareholders' equity in the foreign currency translation component of OCL and offset against the translation adjustment on the underlying net assets of those foreign subsidiaries and affiliates, which are also recorded in OCL. The Company’s debt instruments are discussed further in Note 10, Debt and Other Financing Arrangements.

The following table is a summary of the carrying value of derivative and non-derivative instruments designated as hedges at March 31, 2020 and December 31, 2019:

		Carrying Value
	Balance sheet classification	March 31, 2020	December 31, 2019
Commodity price hedge contracts designated as cash flow hedges	Accrued expenses and other current liabilities	$3	$—
Foreign currency borrowings designated as net investment hedges	Long-term debt	$865	$850

The following table represents the amount of gain (loss) recognized in accumulated other comprehensive income (loss) before any reclassifications into net income (loss) for derivative and non-derivative instruments designated as hedges for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
Commodity price hedge contracts designated as cash flow hedges	$(3)	$4
Foreign currency borrowings designated as net investment hedges	$14	$19

The Company estimates about $3 million included in accumulated OCI or OCL at March 31, 2020 will be reclassified into earnings within the following twelve months. See Note 15, Shareholders' Equity for further information.

9. Fair Value

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the assets and liabilities included in the Company's condensed consolidated balance sheets at March 31, 2020 and December 31, 2019 that are recognized at fair value on a recurring basis and indicate the fair value hierarchy utilized to determine such fair values:

		March 31, 2020		December 31, 2019
	Fair value hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Derivative asset (liability) instruments:
Swap agreements	Level 2	$(2)	$(2)	$(1)	$(1)
Commodity contracts	Level 2	$(3)	$(3)	$—	$—

Asset and Liability Instruments
The carrying value of cash and cash equivalents, restricted cash, short and long-term receivables, accounts payable, and short-term debt approximates fair value.

Cash-Settled Share and Index Swap Agreements
The Company's stock price is used as an observable input in determining the fair value of the cash-settled share swap agreement. The S&P 500 index ETF price is used as an observable input in determining the fair value of this swap agreement.

Commodity Contracts and Foreign Currency Contracts
The Company calculates the fair value of its commodity contracts and foreign currency contracts using commodity forward rates and currency forward rates, to calculate forward values, and then discounts the forward values. The discount rates for all derivative contracts are based on bank deposit rates. The fair value of the Company's foreign currency forward contracts was a net liability position of $1 million at March 31, 2020 and net asset position of less than $1 million at December 31, 2019.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
In addition to items measured at fair value on a recurring basis, assets may be measured at fair value on a nonrecurring basis. These assets include long-lived assets and intangible assets which may be written down to fair value as a result of impairment.

Long-Lived Assets
The Company evaluates its long-lived assets for impairment whenever events or circumstances indicate the value of these long-lived asset groups are not recoverable. As a result of the effects of the COVID-19 global pandemic on the Company's projected financial information, the Company concluded certain impairment triggers had occurred for certain long-lived asset groups. After failing the undiscounted cash flow recoverability test, the Company estimated the fair values of these long-lived asset groups at March 31, 2020 and compared them to their net carrying values. The fair value measurements related to these long-lived asset groups rely primarily on Company-specific inputs and the Company's assumptions about the use of the assets, as observable inputs are not available (level 3). To determine the fair value of the long-lived asset groups, the Company utilized an asset-based approach. The Company believes the assumptions and estimates used to determine the estimated fair values of the long-lived asset groups are reasonable; however, these estimates and assumptions are subject to a high degree of uncertainty. Due to the many variables inherent in estimating fair value differences in assumptions could have a material effect on the results of the analyses.

As the fair values of the long-lived asset groups exceeded their net carrying values, the Company recorded long-lived asset impairment charges consisting of $65 million of definite-lived intangible assets and $455 million of property, plant, and equipment, during the three months ended March 31, 2020. See Note 4, Restructuring Charges, Net and Asset Impairments for additional information on asset impairments and see Note 6, Goodwill and Other Intangible Assets, for additional information on the definite-lived intangible asset impairments.

Goodwill and Indefinite-Lived Intangible Assets
The Company evaluates the carrying value of its goodwill and indefinite-lived intangible assets for impairment annually in the fourth quarter of each year, or more frequently if events or circumstances indicate these assets might be impaired. As a result of the effects of the COVID-19 global pandemic on the Company's projected financial information, the Company concluded it was more likely than not the fair values of certain reporting units and its indefinite-lived intangible assets had declined to below their carrying values. The Company completed analyses to estimate the fair values of these reporting units and its trade names

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

and trademarks. These fair value measurements require the Company to make significant assumptions and estimates about the (i) projected operating margins, (ii) revenue growth rate, and (iii) discount rate, which is risk-adjusted based on the aforementioned items, as observable inputs are not available (level 3). The Company believes the assumptions and estimates used to determine the estimated fair value are reasonable; however, these estimates and assumptions are subject to a high degree of uncertainty. Due to the many variables inherent in estimating fair value, differences in assumptions could have a material effect on the results of the analyses.

It was determined the carrying values of the reporting units, and trade names and trademarks exceeded their fair values. As result, the Company recognized $267 million in non-cash impairment charges related to its goodwill and $51 million in non-cash impairment charges related to its indefinite-lived assets during the three months ended March 31, 2020. As a result, the remaining carrying value of the Company's trade names and trademarks equals fair value at March 31, 2020. See Note 6, Goodwill and Other Intangible Assets, for additional information on the goodwill and indefinite-lived intangible asset impairments.

During the first quarter of 2019, the Company reorganized the reporting structure of its Aftermarket, Ride Performance, and Motorparts segments and the underlying reporting units within those segments. See Note 6, Goodwill and Other Intangible Assets, for additional information on the goodwill impairment recognized in the three months ended March 31, 2019.

Financial Instruments Not Carried at Fair Value
The estimated fair value of the Company's outstanding debt is as follows:

		March 31, 2020		December 31, 2019
	Fair value hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including current maturities):
Term loans and senior notes	Level 2	$5,128	$3,871	$5,179	$5,113

The fair value of the Company's public senior notes and private borrowings under its senior credit facility is based on observable inputs, and its borrowings on the revolving credit facility approximate fair value. The Company also had $183 million and $192 million at March 31, 2020 and December 31, 2019 in other debt whose carrying value approximates fair value, which consists primarily of foreign debt with maturities of one year or less.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

10. Debt and Other Financing Arrangements

Long-Term Debt
A summary of our long-term debt obligations at March 31, 2020 and December 31, 2019 is set forth in the following table:

	March 31, 2020		December 31, 2019
	Principal	Carrying Amount (a)	Principal	Carrying Amount (a)
Credit Facilities
Revolver Borrowings
Due 2023	$700	$700	$183	$183
Term Loans
LIBOR plus 1.75% Term Loan A due 2019 through 2023	1,594	1,584	1,615	1,608
LIBOR plus 3.00% Term Loan B due 2019 through 2025	1,679	1,619	1,683	1,623
Senior Unsecured Notes
$225 million of 5.375% Senior Notes due 2024	225	222	225	222
$500 million of 5.000% Senior Notes due 2026	500	494	500	494
Senior Secured Notes
€415 million 4.875% Euro Fixed Rate Notes due 2022	458	470	465	479
€300 million of Euribor plus 4.875% Euro Floating Rate Notes due 2024	331	334	336	340
€350 million of 5.000% Euro Fixed Rate Notes due 2024	386	405	392	413
Other debt, primarily foreign instruments	12	12	14	13
		5,840		5,375
Less - maturities classified as current		3		4
Total long-term debt		$5,837		$5,371

(a)
Carrying amount is net of unamortized debt issuance costs and debt discounts or premiums. Total unamortized debt issuance costs were $78 million and $76 million at March 31, 2020 and December 31, 2019. Total unamortized debt (premium) discount, net was $(33) million and $(37) million at March 31, 2020 and December 31, 2019.

Short-Term Debt
The Company's short-term debt at March 31, 2020 and December 31, 2019 consists of the following:

	March 31,	December 31,
	2020	2019
Maturities classified as current	$3	$4
Short-term borrowings(a)	171	179
Bank overdrafts	1	2
Total short-term debt	$175	$185

(a) Includes borrowings under both committed credit facilities and uncommitted lines of credit and similar arrangements.

Amortization of debt issuance costs and original issue discounts (premiums)
Interest expense associated with the amortization of the debt issuance costs and original issue discounts recognized in the Company's condensed consolidated statements of income (loss) for the three months ended March 31, 2020 and 2019 is:

	Three Months Ended March 31,
	2020	2019
Amortization of debt issuance fees	$5	$5

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

Included in the table above is the amortization of debt issuance costs on the revolver of $1 million in both the three months ended March 31, 2020 and 2019. These costs are included in other assets in the condensed balance sheets. The amortization of the debt premium on the Senior Secured Notes reduced interest expense by $3 million in both the three months ended March 31, 2020 and 2019.

Credit Facilities
Financing Arrangements

	Committed Credit Facilities at March 31, 2020
	Term	Available(b)
		(in billions)
Tenneco Inc. revolving credit facility (a)	2023	$0.8
Tenneco Inc. Term Loan A	2023	—
Tenneco Inc. Term Loan B	2025	—
Subsidiaries’ credit agreements	2020 - 2028	—
		$0.8

(a)	The Company is required to pay commitment fees under the revolving credit facility on the unused portion of the total commitment.

(b)	Letters of credit reduce the available borrowings under the revolving credit facility.

The Company also has $69 million of outstanding letters of credit under uncommitted facilities at March 31, 2020.

As of March 31, 2020, the Company had liquidity of $1.57 billion, comprised of $770 million cash and $800 million undrawn on its revolving credit facility. Subsequent to March 31, 2020, the Company drew down the remaining amount available under its revolving credit facility to enhance its liquidity position.

Term Loans
On October 1, 2018, the Company entered into a new credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and other lenders (the "New Credit Facility") in connection with the Federal-Mogul Acquisition, which has been amended by the first amendment, dated February 14, 2020 ("the "First Amendment"), by the second amendment, dated February 14, 2020 ("the Second Amendment"), and by the third amendment, dated May 5, 2020 (the "Third Amendment"). The New Credit Facility provides $4.9 billion of total debt financing, consisting of a five-year $1.5 billion revolving credit facility, a five-year $1.7 billion term loan A facility ("Term Loan A"), and a seven-year $1.7 billion term loan B facility ("Term Loan B"). The Company paid $8 million in one-time fees in connection with the First Amendment and Second Amendment and paid $10 million in connection with the Third Amendment.

New Credit Facility — Interest Rates and Fees
At March 31, 2020, before giving effect to the Third Amendment, the interest rate on borrowings under the revolving credit facility and the Term Loan A facility was LIBOR plus 2.00% and will remain at LIBOR plus 2.00% for each relevant period for which the Company’s consolidated net leverage ratio (as defined by the New Credit Facility) is equal to or greater than 3.0 to 1. The interest rate on borrowings under the revolving credit facility and the Term Loan A facility are subject to step-downs as follows:

Consolidated net leverage ratio	Interest rate
greater than 3.0 to 1	LIBOR plus 2.00%
less than 3.0 to 1 and greater than 2.5 to 1	LIBOR plus 1.75%
less than 2.5 to 1 and greater than 1.5 to 1	LIBOR plus 1.50%
less than 1.5 to 1	LIBOR plus 1.25%

The Third Amendment provides for an increase to the margin applicable to borrowings under the revolving credit facility and the Term Loan A facility at certain leverage levels as set forth below as one of several conditions for obtaining the less restrictive financial maintenance covenants described below under New Credit Facility — Other Terms and Conditions:

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

Consolidated net leverage ratio	Interest rate
greater than 6.0 to 1	LIBOR plus 2.50%
less than 6.0 to 1 and greater than 4.5 to 1	LIBOR plus 2.25%

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

New Credit Facility — Other Terms and Conditions — Before giving effect to the Third Amendment, the New Credit Facility also contained two financial maintenance covenants for the revolving credit facility and the Term Loan A facility including (i) a requirement to have a consolidated net leverage ratio (as defined in the New Credit Facility) at the end of each fiscal quarter, with step-downs, as follows:

(i) Consolidated net leverage ratio
not greater than 4.50 to 1	through March 31, 2021
not greater than 4.25 to 1	through September 30, 2021
not greater than 4.00 to 1	through March 31, 2022
not greater than 3.75 to 1	through September 30, 2022
not greater than 3.50 to 1	thereafter
and (ii) a requirement to maintain a consolidated interest coverage ratio (as defined in the New Credit Facility) for any period of four consecutive fiscal quarters of not less than 2.75 to 1.

After giving effect to the Third Amendment, the Company must comply with certain less restrictive financial maintenance covenants for the revolving credit facility and the Term Loan A facility. The financial maintenance covenants are subject to several covenant reset triggers (“Covenant Reset Triggers”) that limit certain activities of the Company by implementing more restrictive affirmative and negative covenants, as more fully described below. If a Covenant Reset Trigger occurs, the financial maintenance covenants revert back to the previous financial maintenance covenants in effect immediately prior to the Third Amendment (and described above) (the “Prior Financial Covenants”). The financial maintenance covenants include (i) a requirement to have a senior secured leverage ratio (as defined in the New Credit Facility), with step-downs, as detailed in the table below; (ii) a requirement to have a consolidated net leverage ratio (as defined in the New Credit Facility), with step-downs, as follows:

(i) Senior secured net leverage ratio		(ii) Consolidated net leverage ratio
not greater than 6.75 to 1	at June 30, 2020	not greater than 4.50 to 1	at March 31, 2020
not greater than 9.50 to 1	at September 30, 2020	not greater than 5.25 to 1	at March 31, 2022
not greater than 8.75 to 1	at December 31, 2020	not greater than 4.75 to 1	at June 30, 2022
not greater than 8.25 to 1	at March 31, 2021	not greater than 4.25 to 1	at September 30, 2022
not greater than 4.50 to 1	at June 30, 2021	not greater than 3.75 to 1	thereafter
not greater than 4.25 to 1	at September 30, 2021
not greater than 4.00 to 1	at December 31, 2021

and (iii) a requirement to maintain a consolidated interest coverage ratio (as defined in the New Credit Facility) for any period of four consecutive fiscal quarters of not less than 2.75 to 1 as of March 31, 2020, 2.00 to 1 as of June 30, 2020, 1.50 to 1 through March 31, 2021, and 2.75 to 1 thereafter.

The Company may make a one-time election to revert back to the Prior Financial Covenants and terminate the Covenant Reset Triggers upon delivery of a covenant reset certificate that attests to compliance with the Prior Financial Covenants as of the end

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

of the relevant fiscal period (“Covenant Reset Certificate”).

The Covenant Reset Triggers include certain limitations on the ability of the Company and its restricted subsidiaries to, among other things, (a) incur additional indebtedness, (b) enter into additional sales and leasebacks, (c) create additional liens over their assets, (d) pay dividends or distributions to Tenneco’s stockholders, (e) prepay certain unsecured indebtedness of the Company or its restricted subsidiaries (as more fully described below), (f) make additional investments, (g) dispose of material intellectual property, and (h) reinvest the proceeds of certain asset sales in the business in lieu of repaying indebtedness, each as more specifically described in the Third Amendment. These limitations are in addition to other affirmative and negative covenants (with customary exceptions, materiality qualifiers and limitations) in the New Credit Agreement, including with respect to: financial reporting; payment of taxes; maintenance of existence; compliance with law and material contractual obligations; maintenance of property and insurance; inspection of property, books and records; notices of certain events; compliance with environmental laws; provision and maintenance of collateral perfection; satisfaction of the financial maintenance covenants described above; incurrence of indebtedness; permitting liens over assets; mergers, consolidations, dispositions or other fundamental transactions; dispositions and asset sales; restricted payments; investments; compliance with limitations on certain transactions with nonconsolidated affiliates; sale and leaseback transactions; changes in fiscal periods; negative pledge clauses in certain contracts; changes to lines of business; prepayments and modifications of certain subordinated indebtedness (as more fully described below); use of proceeds; transactions involving special purpose finance subsidiaries; and transactions related to effectuating a spin-off (as defined in the New Credit Agreement), each as more specifically described in the New Credit Agreement.

After giving effect to the Third Amendment, so long as no default exists under its New Credit Facility, the Company would be permitted to (i) make regularly scheduled interest and principal payments as and when due in respect of the Senior Unsecured Notes, (ii) refinance the Senior Unsecured Notes with the net cash proceeds of permitted refinancing indebtedness (as defined in the New Credit Facility); (iii) make payments in respect of the Senior Unsecured Notes in an amount equal to the net cash proceeds of qualified capital stock (as defined in the New Credit Facility) issued after May 5, 2020; (iv) convert any Senior Unsecured Notes into qualified capital stock issued after May 5, 2020; and (v) make additional payments of the Senior Unsecured Notes provided that after giving effect to such additional payments the consolidated leverage ratio would be equal to or less than 2.00 to 1 after giving effect to such additional payments. The foregoing limitations regarding repayment and refinancing of the Senior Unsecured Notes and such incremental equivalent debt apply from the effectiveness of the Third Amendment until delivery of a Covenant Reset Certificate.

The covenants in the New Credit Facility generally prohibit the Company from repaying certain subordinated indebtedness. So long as no default exists, the Company would, under its New Credit Facility, be permitted to repay or refinance its subordinated indebtedness (i) with the net cash proceeds of permitted refinancing indebtedness (as defined in the New Credit Facility); (ii) in an amount equal to the net cash proceeds of qualified capital stock (as defined in the New Credit Facility) issued after October 1, 2018; (iii) in exchange for qualified capital stock issued after October 1, 2018; and (iv) with additional payments provided that such additional payments are capped based on a pro forma consolidated leverage ratio after giving effect to such additional payments.

Such additional payments on subordinated indebtedness (x) will not be permitted at any time the pro forma consolidated leverage ratio is greater than 2.00 to 1 after giving effect to such additional payments and (y) will be permitted in an unlimited amount at any time the pro forma consolidated leverage ratio is equal to or less than 2.00 to 1 after giving effect to such additional payments.

The New Credit Facility contains customary representations and warranties, including, as a condition to future revolver borrowings, that all such representations and warranties are true and correct, in all material respects, on the date of borrowing, including representations (with customary exceptions, materiality qualifiers and limitations) as to: existence; compliance with law; power, authority and enforceability; no violation of law or material contracts; material litigation; no default under the New Credit Agreement and related documents; ownership of property, including material intellectual property; payment of material taxes; compliance with margin stock regulations; labor matters; ERISA; Investment Company Act matters; subsidiaries; use of loan proceeds; environmental matters; accuracy of information; security documents; solvency; anti-corruption laws and sanctions; and that since December 31, 2017 there has been no development or event that has had a material adverse effect on the business or financial condition of the Company and its subsidiaries, each as more specifically described in the New Credit Facility.

The New Credit Facility includes customary events of default and other provisions that could require all amounts due

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

thereunder to become immediately due and payable, either automatically or at the option of the lenders, if the Company fails to comply with the terms of the New Credit Facility or if other customary events occur. These events of default (with customary exceptions, materiality qualifiers, limitations and grace periods) include (i) failure to pay obligations under the New Credit Agreement when due; (ii) material inaccuracy of representations and warranties; (iii) failure to comply with the covenants in the New Credit Facility and related documents (as summarized above); (iv) cross-default to material indebtedness; (v) commencement of bankruptcy or insolvency proceedings; (vi) ERISA events; (vii) certain material judgments; (viii) invalidity of unenforceability of security and guarantee documents; and (ix) change of control, each as more specifically described in the New Credit Facility.

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

At March 31, 2020, the Company was in compliance with all of its financial covenants.

Other Debt
Other debt consists primarily of subsidiary debt.

Accounts Receivable Securitization and Factoring
On-Balance Sheet Arrangements
The Company has securitization programs for some of its accounts receivable, with limited recourse provisions. Borrowings on these securitization programs, which are recorded in short-term debt, at March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020	December 31, 2019
Borrowings on securitization programs	$8	$4

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

In the U.S and Canada, the Company participates in supply chain financing programs with certain of the Company's aftermarket customers through a drafting program.

The amount of accounts receivable outstanding and derecognized for these factoring and drafting arrangements was $1.1 billion and $1.0 billion at March 31, 2020 and December 31, 2019. In addition, the deferred purchase price receivable was $37 million and $33 million at March 31, 2020 and December 31, 2019.

Proceeds from the factoring of accounts receivable qualifying as sales and drafting programs was $1.2 billion for both the three months ended March 31, 2020 and 2019.

The following table represents the Company's expenses associated with these arrangements for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Loss on sale of receivables(a)	$6	$8

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

Components of net periodic benefit cost (credit) for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
	Pension				Other Postretirement Benefits
	2020		2019
	U.S.	Non-U.S.	U.S.	Non-U.S.	2020	2019
Service cost	$—	$6	$1	$6	$—	$—
Interest cost	10	4	13	7	2	3
Expected return on plan assets	(16)	(4)	(17)	(5)	—	—
Net amortization:
Actuarial loss	2	2	1	1	1	1
Prior service cost (credit)	—	—	—	—	(2)	(2)
Net pension and postretirement costs (credits)	$(4)	$8	$(2)	$9	$1	$2

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

For the three months ended March 31, 2020, the Company recorded income tax benefit of $94 million on loss from continuing operations before income taxes of $920 million. This compares to recording no income tax expense on losses from continuing operations of $105 million in the three months ended March 31, 2019.

Income tax expense for the three months ended March 31, 2020 differs from the U.S. statutory rate due primarily to $105 million of tax benefit recognized relating to the impairment of $854 million of assets, pre-tax income taxed at rates higher than the U.S. statutory rate, and pre-tax losses with no tax benefit. Income tax expense for the three months ended March 31, 2019 differs from the U.S. statutory rate due primarily to pre-tax income taxed at rates higher than the U.S. statutory rate and pre-tax losses with no tax benefit.

The Company evaluates its deferred tax assets quarterly to determine if valuation allowances are required or should be adjusted. This assessment considers, among other matters, the nature, frequency and amount of recent losses, the duration of statutory carryforward periods, and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified. If operational results decline due to the COVID-19 global pandemic in certain jurisdictions, exceed current estimates, or economic recovery takes longer than currently anticipated, the Company believes it is reasonably possible there may be sufficient negative evidence for a valuation allowance to be recorded in the next twelve months. This may result in a one-time tax expense of up to $550 million, primarily related to the U.S., China, France, Poland, and Spain.

The Company believes it is reasonably possible up to $32 million in unrecognized tax benefits related to the expiration of foreign statute of limitations and the conclusion of income tax examinations may be recognized within the next twelve months.

After considering the effect of COVID-19 on the 2020 forecast, the Company is not projecting sufficient income to utilize its 2011 and 2012 foreign tax credit carryforwards of $29 million and $21 million. The Company has certain U.S. reserves that provide positive evidence these foreign tax credits would be utilized in the event of an assessment by the U.S. tax authorities; therefore, it has netted the foreign tax credit carryforward deferred tax assets with its uncertain tax position liability on the balance sheet. Should the 2011 and 2012 foreign tax credit carryforwards expire without utilization, the foreign tax credit carryforward deferred tax assets would be written off with a charge to income tax expense.

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

The Company expenses or capitalizes, as appropriate, expenditures for ongoing compliance with environmental regulations. At March 31, 2020, the Company has an obligation to remediate or contribute towards the remediation of certain sites, including the sites discussed above at which it may be a PRP.

The Company maintains the aggregated estimated share of environmental remediation costs for all these sites on a discounted basis in the condensed consolidated balance sheets as follows:

	March 31, 2020	December 31, 2019
Accrued expenses and other current liabilities	$7	$8
Deferred credits and other liabilities	28	28
	$35	$36

For those locations where the liability was discounted, the weighted average discount rate used was 0.5% and 1.3% at March 31, 2020 and December 31, 2019.

The Company's expected payments of environmental remediation costs for non-indemnified locations are estimated to be approximately:

	2020	2021	2022	2023	2024	2025 and thereafter
Expected payments	$6	$4	$2	$2	$2	$15

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

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
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

Additionally, in February 2018, the Company settled civil putative class action litigation in the United States brought by classes of direct purchasers, end-payors and auto dealers. No other classes of plaintiffs have brought claims against the Company in the United States. Based upon those earlier developments, including settlement discussions, the Company established a reserve of $132 million in its second quarter 2017 financial results for settlement costs that were probable, reasonably estimable, and expected to be necessary to resolve its antitrust matters globally, which primarily involves the resolution of civil suits and related claims. Of the $132 million reserve that was established, $109 million was paid through March 31, 2020. In connection with the resolution of certain claims, $9 million was released from the reserve in the third quarter of 2019 and $30 million was paid out in the first quarter of 2020 from amounts that were included in the reserve. At March 31, 2020 the reserve was $14 million, of which $2 million was recorded in accrued expenses and other current liabilities and $12 million was recorded in deferred credits and other liabilities in the Company's condensed consolidated balance sheets. While the Company, including its Federal-Mogul subsidiaries, continues to cooperate with certain competition agencies investigating possible violations of

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

antitrust laws relating to products supplied by the Company, and the Company may be subject to other civil lawsuits and/or related claims, no amount of this reserve is attributable to matters with the DOJ or the EC, and no such amount is expected based on current information.

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

The Company is also from time to time involved in other legal proceedings, claims or investigations. Some of these matters involve allegations of damages against the Company relating to environmental liabilities (including toxic tort, property damage and remediation), intellectual property matters (including patent, trademark and copyright infringement, and licensing disputes), personal injury claims (including injuries due to product failure, design or warning issues, and other product liability related matters), taxes, unclaimed property, employment matters, advertising matters, and commercial or contractual disputes, sometimes related to acquisitions or divestitures. Additionally, some of these matters involve allegations relating to legal compliance.

While the Company vigorously defends itself against all of these legal proceedings, claims and investigations and take other actions to minimize its potential exposure, in future periods, the Company could be subject to cash costs or charges to earnings if any of these matters are resolved on unfavorable terms. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, including the Company's assessment of the merits of the particular claim, the Company does expect the legal proceedings, claims or investigations currently pending against it will have any material adverse effect on its annual consolidated financial position, results of operations or liquidity.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

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

The Company's ARO liabilities in the condensed consolidated balance sheets are as follows:

	March 31, 2020	December 31, 2019
Accrued expenses and other current liabilities	$3	$3
Deferred credits and other liabilities	12	13
	$15	$16

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

The following represents the changes in the Company's warranty accrual for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
Balance at beginning of period	$54	$45
Accruals related to product warranties	3	5
Reductions for payments made	(6)	(2)
Foreign currency	—	—
Balance at end of period	$51	$48

14. Share-Based Compensation

Share-Based Compensation Expense (Benefit)
Share-based compensation expense is included in selling, general and administrative expenses in the condensed consolidated statements of income (loss). The total share-based compensation expense is as follows:

	Three Months Ended March 31,
	2020	2019
Cash-settled share-based compensation expense (benefit)	$—	$(1)
Share-settled share-based compensation expense (benefit)	2	7
	$2	$6

Cash-Settled Awards
The Company has granted restricted stock units ("RSUs") to certain key employees that are payable in cash. These awards are classified as liabilities, valued based on the fair value of the award at the grant date, and remeasured at each reporting date until settlement, with compensation expense being recognized in proportion to the completed requisite period up until date of settlement. In the first quarter of 2020, all cash-settled, share-based long-term performance units were paid and none remain outstanding.

At March 31, 2020, approximately $3 million of total unrecognized compensation costs is expected to be recognized on the cash-settled RSU's over a weighted-average period 3 years.

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

Share-Settled Awards
The Company has granted restricted stock, RSUs, and performance share units ("PSUs") to its directors and certain key employees that are payable in common stock. These awards are settled in shares upon vesting and recognized in equity based on their fair value.

The following table reflects the status of all nonvested restricted shares, share-settled RSUs, and PSUs for the three months ended March 31, 2020:

	Restricted Stock		Share-Settled RSUs		PSUs
	Shares	Weighted Avg. Grant Date Fair Value	Units	Weighted Avg. Grant Date Fair Value	Units	Weighted Avg. Grant Date Fair Value
Nonvested balance at beginning of period	35,630	$63.27	1,125,346	$37.91	806,233	$34.12
Granted	169,781	9.15	1,389,681	7.47	—	—
Vested	(196,332)	39.59	(280,394)	41.47	—	—
Forfeited	—	—	(238,283)	34.37	(213,843)	26.74
Nonvested balance at end of period	9,079	$57.92	1,996,350	$27.84	592,390	$36.25

At March 31, 2020, approximately $32 million of total unrecognized compensation costs is expected to be recognized on the share-settled awards over a weighted-average period of approximately 2 years.

15. Shareholders' Equity

Common Stock Outstanding
The Company has authorized 175,000,000 shares ($0.01 par value) of Class A Common Stock at March 31, 2020 and December 31, 2019. The Company has authorized 25,000,000 shares ($0.01 par value) of Class B Common Stock at March 31, 2020 and December 31, 2019.

Total common stock outstanding and changes in common stock issued are as follows:

	Three Months Ended March 31,
	Class A Common Stock		Class B Common Stock
	2020	2019	2020	2019
Shares issued at beginning of period	71,727,061	71,675,379	23,793,669	23,793,669
Issuance (repurchased) pursuant to benefit plans	450,175	120,622	—	—
Restricted stock forfeited and withheld for taxes	(119,644)	(54,293)	—	—
Stock options exercised	—	8,438	—	—
Shares issued at end of period	72,057,592	71,750,146	23,793,669	23,793,669

Treasury stock	14,592,888	14,592,888	—	—
Total shares outstanding	57,464,704	57,157,258	23,793,669	23,793,669

Class B Common Stock Conversion
Effective April 1, 2020, Icahn Enterprises L.P. ("IEP") exercised its right to convert 3,485,215 shares of the Company’s Class B Common Stock into 3,485,215 shares of the Company’s Class A Common Stock. As a result, IEP holds 9,136,392 shares, or approximately 14.99%, of the Company’s outstanding Class A Common Stock and 20,308,454 shares of the Company’s Class B Common Stock.

Preferred Stock
The Company had 50,000,000 shares of preferred stock ($0.01 par value) authorized at both March 31, 2020 and December 31, 2019. No shares of preferred stock were issued or outstanding at those dates.

Shareholder Rights Plan
On April 15, 2020, the Company's Board of Directors approved a Section 382 Rights Plan, which will expire on the earliest to occur of (i) the close of business on the day following the certification of the voting results of the Company’s 2021 annual meeting of stockholders, if at such stockholder meeting or any other meeting of stockholders of the Company duly held prior to such meeting, a proposal to ratify the Section 382 Rights Plan has not been passed by the requisite vote of the Company’s

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

stockholders; (ii) the date on which the Board of Directors determines in its sole discretion that (x) the Section 382 Rights Plan is no longer necessary for the preservation of material valuable tax attributes or (y) the tax attributes have been fully utilized and may no longer be carried forward; and (iii) the close of business on October 2, 2021.

Pursuant to the Section 382 Rights Plan, our Board of Directors declared a dividend of (i) one preferred share purchase right (a “Class A Right”), payable on April 27, 2020, for each share of Class A Voting Common Stock and (ii) one preferred share purchase right (a “Class B Right” and, together with the Class A Rights, the “Rights”), payable on April 27, 2020, for each share of Class B Non-Voting Common Stock, in each case, outstanding on April 27, 2020 to the stockholders of record on that date. Each Right, which is exercisable only in the event that any person or group acquires 4.9% or more of the Company’s outstanding shares of Class A Voting Common Stock (with certain limited exceptions), would entitle any holder other than the person or group whose ownership position has exceeded the ownership limit to purchase common stock having a value equal to twice the exercise price of the Right, or, at the election of the Board of Directors, to exchange each Right for one share of Class A Common Stock per Class A Right or one share of Class B Non-Voting Common Stock per Class B Right.

Accumulated Other Comprehensive Income (Loss)
The following represents the Company's changes in accumulated other comprehensive income (loss) by component, net of tax for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Foreign currency translation adjustments and other:
Balance at beginning of period	$(369)	$(395)
Other comprehensive income (loss) before reclassifications adjustments	(199)	27
Reclassification from other comprehensive income (loss)	—	—
Other comprehensive income (loss)	(199)	27
Income tax provision (benefit)	—	2
Balance at end of period	(568)	(366)

Pensions and other postretirement benefits:
Balance at beginning of period	(342)	(297)
Other comprehensive income (loss) before reclassifications	—	—
Reclassification from other comprehensive income (loss)	3	1
Other comprehensive income (loss)	3	1
Income tax provision (benefit)	1	—
Balance at end of period	(338)	(296)

Cash flow hedge instruments
Balance at beginning of period	—	—
Other comprehensive income (loss) before reclassifications	(3)	4
Reclassification from other comprehensive income (loss)	—	—
Other comprehensive income (loss)	(3)	4
Income tax provision (benefit)	1	—
Balance at end of period	(2)	4

Accumulated other comprehensive loss at end of period	$(908)	$(658)

Other comprehensive income (loss) attributable to noncontrolling interests	$(20)	$6

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

16. Segment Information

The Company intends to separate its businesses to form two independent companies: New Tenneco and DRiV. The future New Tenneco consists of two operating segments: Powertrain and Clean Air. DRiV also consists of two operating segments: Motorparts and Ride Performance. Costs related to other business activities, primarily corporate headquarter functions, are disclosed separately from the four operating segments as "Corporate."

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

EBITDA including noncontrolling interests should not be considered a substitute for results prepared in accordance with U.S. GAAP and should not be considered an alternative to net income, which is the most directly comparable financial measure to EBITDA including noncontrolling interests that is in accordance with U.S. GAAP. EBITDA including noncontrolling interests, as determined and measured by the Company, should not be compared to similarly titled measures reported by other companies.

Segment results for the three months ended March 31, 2020 and 2019 are as follows:

	Reportable Segments
	Clean Air	Powertrain	Ride Performance	Motorparts	Total	Corporate	Reclass & Elims	Total
For the Three Months Ended March 31, 2020
Revenues from external customers	$1,545	$997	$588	$706	$3,836	$—	$—	$3,836
Intersegment revenues	$6	$38	$29	$9	$82	$—	$(82)	$—
Equity in earnings of nonconsolidated affiliates, net of tax	$—	$11	$—	$2	$13	$—	$—	$13
For the Three Months Ended March 31, 2019
Revenues from external customers	$1,779	$1,175	$733	$797	$4,484	$—	$—	$4,484
Intersegment revenues	$—	$46	$46	$11	$103	$—	$(103)	$—
Equity in earnings of nonconsolidated affiliates, net of tax	$—	$13	$1	$2	$16	$—	$—	$16

Segment EBITDA including noncontrolling interests and the reconciliation to earnings before interest expense, income taxes, and noncontrolling interests are as follows:

	Three Months Ended March 31,
	2020	2019
EBITDA including noncontrolling interests by Segments:
Clean Air	$99	$131
Powertrain	(70)	113
Ride Performance	(577)	(45)
Motorparts	(40)	45
Total Reportable Segments	(588)	244
Corporate	(86)	(99)
Depreciation and amortization	(171)	(169)
Earnings (loss) before interest expense, income taxes, and noncontrolling interests	(845)	(24)
Interest expense	(75)	(81)
Income tax (expense) benefit	94	—
Net income (loss)	$(826)	$(105)

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

Disaggregated Revenue
Original Equipment
Value-Added Sales
OE revenue is generated from providing original equipment manufacturers and servicers with products for automotive, heavy duty, and industrial applications. Supply relationships typically extend over the life of the related vehicle, subject to interim design and technical specification revisions, and do not require the customer to purchase a minimum quantity.

Substrate/Passthrough Sales
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

Revenue from contracts with customers is disaggregated by customer type and geography, as it depicts the nature and amount of the Company’s revenue that is aligned with the Company's key growth strategies. In the following tables, revenue is disaggregated accordingly:

	Reportable Segments
By Customer Type	Clean Air	Powertrain	Ride Performance	Motorparts	Total
Three Months Ended March 31, 2020
OE - Substrate	$700	$—	$—	$—	$700
OE - Value add	845	997	588	—	2,430
Aftermarket	—	—	—	706	706
Total	$1,545	$997	$588	$706	$3,836
Three Months Ended March 31, 2019
OE - Substrate	$706	$—	$—	$—	$706
OE - Value add	1,073	1,175	733	—	2,981
Aftermarket	—	—	—	797	797
Total	$1,779	$1,175	$733	$797	$4,484

	Reportable Segments
By Geography	Clean Air	Powertrain	Ride Performance	Motorparts	Total
Three Months Ended March 31, 2020
North America	$704	$344	$198	$476	$1,722
Europe, Middle East and Africa	565	492	297	197	1,551
Rest of world	276	161	93	33	563
Total	$1,545	$997	$588	$706	$3,836
Three Months Ended March 31, 2019
North America	$793	$405	$232	$507	$1,937
Europe, Middle East and Africa	641	575	378	237	1,831
Rest of world	345	195	123	53	716
Total	$1,779	$1,175	$733	$797	$4,484

TENNECO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
(Unaudited)

17. Related Party Transactions

The following table summarizes the net sales, purchases, and royalty and other income from related parties for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Net Sales	Purchases	Royalty and Other Income	Net Sales	Purchases	Royalty and Other Income
Anqing TP Goetze Piston Ring Company Limited	$4	$10	$—	$—	$14	$—
Anqing TP Powder Metallurgy Company Limited	$1	$1	$—	$—	$1	$—
Dongsuh Federal-Mogul Industrial Co., Ltd.	$1	$2	$—	$1	$2	$—
Federal-Mogul Powertrain Otomotiv A.S.	$12	$59	$4	$28	$59	$1
Federal-Mogul TP Liner Europe Otomotiv Ltd. Sti.	$—	$1	$—	$—	$3	$—
Federal-Mogul TP Liners, Inc.	$4	$12	$—	$4	$—	$—
Icahn Automotive Group LLC	$33	$—	$1	$43	$—	$1
Montagewerk Abgastechnik Emden GmbH	$3	$—	$—	$2	$—	$—
PSC Metals, Inc.	$—	$—	$—	$1	$—	$—

The following table is a summary of amounts due to and from the Company's related parties at March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Receivables	Payables and accruals	Receivables	Payables and accruals
Anqing TP Goetze Piston Ring Company Limited	$6	$17	$1	$26
Anqing TP Powder Metallurgy Company Limited	$—	$1	$—	$1
Dongsuh Federal-Mogul Industrial Co., Ltd.	$—	$2	$—	$2
Farloc Argentina SAIC	$—	$—	$1	$—
Federal-Mogul Powertrain Otomotiv A.S.	$7	$25	$8	$31
Federal-Mogul TP Liners, Inc.	$2	$6	$2	$7
Icahn Automotive Group LLC	$41	$8	$52	$10
Montagewerk Abgastechnik Emden GmbH	$—	$—	$1	$—

See Note 7, Investment in Nonconsolidated Affiliates, for further information for companies within the tables above that represent equity method investments.

Amounts presented as Icahn Automotive Group LLC represent the Company's activity with Auto Plus and Pep Boys.

As part of the Federal-Mogul Acquisition, the Company acquired a redeemable noncontrolling interest related to a subsidiary in India. In accordance with local regulations, the Company initiated a process to make a tender offer of the shares it did not own due to the change in control triggered by the Federal-Mogul Acquisition. The Company entered into separate agreements with IEP subsequent to the purchase agreement whereby IEP agreed to fund and execute the tender offer for the shares on behalf of the Company. During the three months ended March 31, 2020, the tender offer for the shares was completed. Since the transaction was funded and executed by IEP, the completion of the tender offer resulted in an adjustment to additional paid-in capital during the three months ended March 31, 2020. Immediately following the completion of the tender offer, the shares of this noncontrolling interest not owned by the Company were no longer redeemable, or probable of becoming redeemable; therefore, the noncontrolling interest was reclassified from temporary equity to permanent equity during the three months ended March 31, 2020. See Note 2, Summary of Significant Accounting Policies, for further information on this redeemable noncontrolling interest.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References herein to "Tenneco", the "Company", "we", "us", and "our" refer to Tenneco Inc. and its consolidated subsidiaries. Unless otherwise stated, all comparisons of March 31, 2020 financial results are to March 31, 2019 financial results.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the condensed consolidated financial statements and related notes included in Item 1 of this quarterly report on Form 10-Q and the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission ("SEC") on March 2, 2020 (the "2019 Form 10-K").

EXECUTIVE OVERVIEW
Our Business
We are one of the world's leading manufacturers of clean air, powertrain, and ride performance products and systems for light vehicle, commercial truck, off-highway, industrial, and aftermarket customers. Both original equipment ("OE") vehicle designers and manufacturers and the repair and replacement markets, or aftermarket, are served globally through leading brands, including Monroe®, Champion®, Öhlins®, MOOG®, Walker®, Fel-Pro®, Wagner®, Ferodo®, Rancho®, Thrush®, National®, and Sealed Power®, among others.

The COVID-19 global pandemic has negatively affected the global economy, disrupted global supply chains, and created extreme volatility and disruptions to capital and credit markets in the global financial markets. We have responded quickly to protect our team members’ health and safety while taking aggressive actions to mitigate the financial effect of the pandemic on us. In response to the pandemic, we expanded on structural cost reductions, and implemented a range of temporary cost reductions including plant closures, deferment of discretionary spending, and the reduction of capital expenditures. There are many uncertainties related to COVID-19 that could negatively affect our results of operations, financial position, and cash flows. After considering the effect of COVID-19 on our 2020 forecast, we determined it was likely we would not be able to maintain compliance with our financial covenants, as a required by our credit agreement. As a result, we entered into a third amendment to our credit agreement to increase the maximum leverage ratio and decrease the minimum interest coverage ratio. We believe our liquidity position continues to be adequate based on our current estimates and forecasts.

Other factors that we expect will continue to be critical to our success include winning new business awards, managing our overall global manufacturing footprint to ensure proper placement and workforce levels in line with business needs, maintaining competitive wages and benefits, maximizing efficiencies in manufacturing processes, and reducing overall costs. In addition, our ability to adapt to key industry trends, such as a shift in consumer preferences to other vehicles in response to higher fuel costs and other economic and social factors, increasing technologically sophisticated content, changing aftermarket distribution channels, increasing environmental standards, and extended product life of automotive parts, also play a critical role in our success. Other factors that are critical to our success include adjusting to economic challenges such as increases in the cost of raw materials and our ability to successfully reduce the effect of any such cost increases through material substitutions, cost reduction initiatives, and other methods.

Separation Transaction
Following the closing of the Federal-Mogul acquisition on October 1, 2018, we agreed to use our reasonable best efforts to pursue the separation of the combined company. As such, we previously announced our intention to separate our businesses through a spinoff transaction to form two new, independent publicly traded companies, an Aftermarket and Ride Performance company ("DRiV") and a new Powertrain Technology company ("New Tenneco"). Current end-market conditions are affecting our ability to complete a separation within our previously announced timeline, and we expect these trends will continue throughout this year. During 2020, we will be focused on the execution of our accelerated performance improvement plan (“Accelerate”) to facilitate the expected separation of New Tenneco and DRiV. The Accelerate program is focused on achieving additional cost savings, improving capital efficiency, and reducing leverage. We have made significant progress to facilitate the planned separation of the DRiV business and have completed all necessary system and process components required for New Tenneco and DRiV to operate independently. In this respect, we are ready to separate the businesses as soon as favorable conditions are present. In order to facilitate the separation, we continue to evaluate multiple strategic alternatives, as well as options to deleverage and mitigate the ongoing effect of challenging market conditions.

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

The DRiV operating segments are Motorparts and Ride Performance:

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

Shareholder Rights Plan
On April 15, 2020, the Board of Directors adopted a shareholder rights plan designed to protect the availability of the Company’s tax assets (the “Section 382 Rights Plan”).  Under the Section 382 Rights Plan, the rights will initially trade with the shares of the Company’s Class A Voting Common Stock and Class B Non-Voting Common Stock and will generally become exercisable only if a person (or any persons acting as a group) acquires 4.9% or more of the outstanding shares of Class A Voting Common Stock.  If the rights become exercisable, all holders of rights (other than any triggering person) will be entitled to acquire shares of common stock at a 50% discount or the Company may exchange each right held by such holders for one share of common stock. Any person which currently owns 4.9% or more of the shares of Class A Voting Common Stock may continue to own their shares but may not acquire any additional shares without triggering the Section 382 Rights Plan. The Board of Directors has the discretion to exempt any person or group from the provisions of the Section 382 Rights Plan. The complete terms of the Section 382 Rights Plan are set forth in the Section 382 Rights Agreement, dated as of April 15, 2020, between the Company and Equiniti Trust Company, as rights agent, which is included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 16, 2020.

Financial Results for the Three Months Ended March 31, 2020
Consolidated revenues were $3,836 million, a decrease of $648 million, or 14%, for the three months ended March 31, 2020. The net effect of acquisitions and divestitures decreased revenues by $45 million, or 1%. The remaining decrease in revenues was primarily driven by the unfavorable effects of lower sales volume and mix of $499 million, the unfavorable effects of foreign currency exchange of $97 million and net unfavorable effects of other of $7 million.

Cost of sales decreased by $531 million, or 14%, for the three months ended March 31, 2019. The net effect of acquisitions and divestitures decreased cost of sales by $36 million, or 1%. The remaining decrease in cost of sales was primarily driven by lower costs resulting from lower sales volume and unfavorable mix of $385 million, the unfavorable effects of materials sourcing of $24 million, and the unfavorable effect of foreign currency exchange of $89 million, offset by an increase in other costs of $3 million.

Net loss decreased by $721 million to $826 million for the three months ended March 31, 2020 as compared to $105 million for the three months ended March 31, 2019. The decrease was primarily driven by:

•
an increase in restructuring charges, net and asset impairments of $468 million primarily related to impairment of long-lived asset groups triggered by the effects of the COVID-19 global pandemic on the Company's projected financial information; and

•
goodwill and intangible impairment charges of $383 million consisting of $267 million of goodwill impairment, $65 million of definite-lived intangible asset impairments and $51 million of indefinite-lived intangible asset impairments.

These unfavorable effects were partially offset by:

•	a decrease in selling, general, and administrative costs of $69 million primarily due to lower acquisition and expected separation costs and the effects of cost reduction initiatives;

•	a decrease in engineering, research and development of $15 million primarily due to the effects of cost reduction initiatives; and

•	an income tax benefit of $94 million primarily resulting from the impairment charges recognized in the three months ended March 31, 2020.

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

In late 2019, a novel strain of coronavirus, COVID-19, was first detected in Wuhan, China. In March 2020, the World Health Organization declared COVID-19 a global pandemic, and governmental authorities around the world have implemented measures to reduce the spread of COVID-19. COVID-19 has resulted in suspension or reduction of operations, supply chain disruptions, restrictions on domestic and international travel, and a decrease in consumer traffic. These measures have adversely affected workforces, customers, economies, and financial markets, and, along with decreased consumer spending, reductions in revenue, and delays in payments from customers and partners, have led to an economic downturn in many of our markets. As of early May 2020, approximately seventy-five percent of our plants and distribution centers were operating at various levels of production.

We presently believe the effect of lost production in the first quarter of 2020 as a result of COVID-19 is $340 million on value-add revenue. However, the COVID-19 outbreak continues to spread as of the date of this report and will likely continue during the second half of our fiscal year and, accordingly, we cannot predict the extent to which the COVID-19 will ultimately affect our business, results of operations or financial condition. While we have not yet seen significant effects, we expect we may see more customers looking for longer payment terms, customers asking to defer payments, and vendors looking for improved payment terms. We expect that, as customer demand returns, we will face periods where payments are due to suppliers relating to existing and additional inventories to support renewed production before we have generated new receivables from customers from that renewed production.

Cost Reductions and Other Responses to COVID-19
The Company has implemented a range of actions aimed at temporarily reducing costs and preserving liquidity in response to the effects and anticipated effects to our business resulting from COVID-19 as described under “Liquidity and Capital Resources - Liquidity and Financing Arrangements”. The Company will continue to evaluate further ways to manage costs in line with reduced revenue.

Global production levels (According to IHS Markit, April, 2020)
For the three months ended March 31, 2020, global light vehicle production was down across all major markets in which we operate and down 23% overall compared to same three-month period in 2019. Production levels in North America declined 10%, production in South America was down 17%, Europe production decreased 19%, China light vehicle production decreased by 47%, and India declined 21%.

Global light vehicle production for the second quarter of 2020 is expected to decline significantly across all major markets in which we operate compared to the same three-month period in 2019. Production is projected to be down 47% overall with a 70% decline in North America, down 81% in South America, a 60% decline in Europe, down 11% in China, and a 78% decline expected in India.

For the three months ended March 31, 2020, global commercial truck production was down 27% overall and down in most major markets in which we operate compared to the same three-month period in 2019. Commercial truck production in Brazil was up 13%, however production was down 28% in our primary market of North America, down 25% in Europe, China posted a decrease of 18%, and India experienced a decrease of 58%.

Global commercial truck production for the second quarter of 2020 is expected to decline significantly across all major markets in which we operate compared to the same three-month period in 2019. Production is projected to be down 44% overall with a 55% decline in North America, down 47% in Brazil, a decline of 45% in Europe, down 34% in China, and a decline of 73% expected in India.

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

Business Strategy
Many of the key components of our business strategy are described below. As we continue to monitor and respond to the COVID-19 global pandemic, we expect that certain of these business strategies will be secondary to our attention to the pandemic and our response and mitigation measures worldwide.

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

Continue to strengthen our aftermarket capabilities and product offerings in mature markets, including North America and Europe
The scale of our aftermarket business allows for strong distribution channels that significantly enhance our go-to-market capabilities across mature markets in North America and Europe. We continually rationalize our already strong distribution networks with the goal of improved customer service at a lower cost. This is achieved by continually harnessing and leveraging market intelligence and sharing information with our channel partners to drive best practices in go-to-market, manufacturing and distribution processes.

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

Critical Accounting Estimates
Refer to our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission on March 2, 2020.

Non-GAAP Measures
We use EBITDA including noncontrolling interests as the key performance measure of segment profitability and uses the measure in its financial and operational decision-making processes, for internal reporting, and for planning and forecasting purposes to effectively allocate resources. EBITDA including noncontrolling interests is defined as earnings before interest expense, income taxes, noncontrolling interests, and depreciation and amortization. EBITDA including noncontrolling interests should not be considered a substitute for results prepared in accordance with US GAAP and should not be considered an alternative to net income. EBITDA including noncontrolling interests, as determined and measured by us, should not be compared to similarly titled measures reported by other companies.

RESULTS OF OPERATIONS
For the Three Months Ended March 31, 2020 compared to the Three Months Ended March 31, 2019
Consolidated Results of Operations
The following table presents our condensed consolidated results of operations. The amounts for the three months ended March 31, 2019 below reflect the reclassifications to the prior period as discussed in Part I, Item I.

	Three Months Ended March 31,		Increase / (Decrease)
	2020	2019	$ Change	% Change (1)
	(millions, except percent, share, and per share amounts)
Revenues
Net sales and operating revenues	$3,836	$4,484	$(648)	(14)%
Costs and expenses
Cost of sales (exclusive of depreciation and amortization)	3,339	3,870	(531)	(14)%
Selling, general, and administrative	249	318	(69)	(22)%
Depreciation and amortization	171	169	2	1%
Engineering, research, and development	77	92	(15)	(16)%
Restructuring charges, net and asset impairments	484	16	468	n/m
Goodwill and intangible impairment charges	383	60	323	n/m
	4,703	4,525	178	4%
Other income (expense)
Non-service pension and other postretirement benefit (costs) credits	1	(2)	3	(150)%
Equity in (earnings) losses of nonconsolidated affiliates, net of tax	13	16	(3)	n/m
Other income (expense), net	8	3	5	n/m
	22	17	5	n/m
Earnings (loss) before interest expense, income taxes, and noncontrolling interests	(845)	(24)	(821)	n/m
Interest expense	(75)	(81)	6	(7)%
Earnings (loss) before income taxes and noncontrolling interests	(920)	(105)	(815)	n/m
Income tax (expense) benefit	94	—	94	—%
Net income (loss)	(826)	(105)	(721)	n/m
Less: Net income (loss) attributable to noncontrolling interests	13	12	1	8%
Net income (loss) attributable to Tenneco Inc.	$(839)	$(117)	$(722)	617%
Earnings (loss) per share
Basic earnings (loss) per share:
Earnings (loss) per share	$(10.34)	$(1.44)
Weighted average shares outstanding	81,168,562	80,874,637
Diluted earnings (loss) per share:
Earnings (loss) per share	$(10.34)	$(1.44)
Weighted average shares outstanding	81,168,562	80,874,637

(1) Percentages above denoted as "n/m" are not meaningful to present in the table.

Revenues
Revenues decreased by $648 million, or 14%, as compared to the three months ended March 31, 2019. The net effect of acquisitions and divestitures decreased revenues by $45 million, or 1%. The remaining decrease in revenues was primarily driven by the unfavorable effects of lower sales volume and mix of $499 million, the unfavorable effects of foreign currency exchange of $97 million and net unfavorable effects of other of $7 million.

The table below reflects our consolidated revenues for the three months ended March 31, 2020 and 2019 (amounts in millions):

Three months ended March 31, 2019	$4,484
Acquisitions and divestitures, net	(45)
Drivers in the change of organic revenues:
Volume and mix	(499)
Currency exchange rates	(97)
Others	(7)
Three months ended March 31, 2020	$3,836

Cost of Sales
Cost of sales decreased by $531 million, or 14%, as compared to the three months ended March 31, 2019. The net effect of acquisitions and divestitures decreased cost of sales by $36 million, or 1%. The remaining decrease in cost of sales was primarily driven by lower costs resulting from lower sales volume and unfavorable mix of $385 million, the unfavorable effects of materials sourcing of $24 million, and the unfavorable effect of foreign currency exchange of $89 million, offset by an increase in other costs of $3 million.

The table below reflects our consolidated cost of sales for the three months ended March 31, 2020 and 2019 (amounts in millions):

Three months ended March 31, 2019	$3,870
Acquisitions and divestitures, net	(36)
Drivers in the change of organic cost of sales:
Volume and mix	(385)
Material	(24)
Currency exchange rates	(89)
Others	3
Three months ended March 31, 2020	$3,339

Selling, general, and administrative (SG&A)
SG&A decreased by $69 million to $249 million compared to $318 million for the three months ended March 31, 2019. The decreased was primarily due to $25 million lower acquisition and expected separation costs with the remainder due to cost reduction initiatives.

Depreciation and amortization
Depreciation and amortization increased by $2 million to $171 million compared to $169 million for the three months ended March 31, 2019.

Engineering, research, and development
Engineering, research, and development decreased by $15 million to $77 million compared to $92 million for the three months ended March 31, 2019. The decrease was due primarily to the effect of cost reduction initiatives.

Restructuring charges, net and asset impairments
Restructuring charges, net and asset impairments increased by $468 million to $484 million compared to $16 million for the three months ended March 31, 2019. The increase is primarily attributable to property, plant, and equipment asset impairments in the Ride Performance segment of $455 million and a $16 million impairment charge incurred on assets in the corporate component during the three months ended March 31, 2020. The remaining increase was partially offset by a $3 million reduction in severance and other charges. As a result of these asset impairments, depreciation expense is expected to decrease in future periods.

Goodwill and intangible impairment charges
There was a $267 million goodwill impairment charge and a $116 million intangible impairment recorded in the three months ended March 31, 2020 as compared to $60 million goodwill impairment charge in the three months ended March 31, 2019.

Non-service pension and postretirement benefit costs (credits)
Non-service pension and postretirement benefit costs (credits) increased by $3 million to a net credit of $1 million for the three months ended March 31, 2020 as compared to a net cost of $2 million for the three months ended March 31, 2019. The change was primarily attributable to a decrease in the discount rate, which was partially offset by a decrease in the long-term rate of return and higher amortization.

Equity in (earnings) losses of nonconsolidated affiliates, net of tax
Equity in (earnings) losses of nonconsolidated affiliates, net of tax decreased by $3 million as compared to the three months ended March 31, 2019. The decrease is primarily attributable to the equity in earnings of nonconsolidated affiliates located in China and Korea.

Other expense (income), net
Other income, net increased by $5 million as compared to the three months ended March 31, 2019.

Interest expense
Interest expense decreased by $6 million as compared to the three months ended March 31, 2019. The decrease was primarily attributable to lower interest rates on our variable rate debt. Interest expense includes financing charges on sales of accounts receivable, which decreased by $2 million as compared to the three months ended March 31, 2019. As a result of the amended credit agreement, interest expense is expected to increase in future periods.

Income tax expense (benefit)
Income tax benefit increased by $94 million in the three months ended March 31, 2019 as compared to no income tax expense (benefit) in the three months ended March 31, 2019. The change was primarily attributable to the goodwill and intangible impairment charges and property, plant, and equipment asset impairment charges recognized for the three months ended March 31, 2020.

Net income (loss)
Net loss increased by $721 million to $826 million for the three months ended March 31, 2020 as compared to $105 million for the three months ended March 31, 2019, as result of the aforementioned items.

Earnings (loss) before interest expense, income taxes, noncontrolling interests, and depreciation and amortization (“EBITDA including noncontrolling interests”)
The following table presents the reconciliation from EBITDA including noncontrolling interests to net income (loss) for the three months ended March 31, 2020 and 2019 ($ in millions):

	Three Months Ended March 31,
	2020	2019
EBITDA including noncontrolling interests by segment:
Clean Air	$99	$131
Powertrain	(70)	113
Ride Performance	(577)	(45)
Motorparts	(40)	45
Corporate	(86)	(99)
Depreciation	(171)	(169)
Earnings before interest expense, income taxes, and noncontrolling interest	(845)	(24)
Interest expense	(75)	(81)
Income tax (expense) benefit	94	—
Net income (loss)	$(826)	$(105)

See "Segment Results of Operations" for further information on EBITDA including noncontrolling interests.

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

The table below reflects our segment revenues for the three months ended March 31, 2020 and 2019 (amounts in millions):

	Segment Revenue
	New Tenneco				DRiV
	Clean Air		Powertrain		Ride Performance		Motorparts		Total Revenues
Three months ended March 31,	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Revenues	$1,545	$1,779	$997	$1,175	$588	$733	$706	$797	$3,836	$4,484

Value-add revenues	845	1,073	997	1,175	588	733	706	797	3,136	3,778
Currency effect on value-add revenue	(19)	—	(26)	—	(17)	—	(19)	—	(81)	—
Value-add revenue excluding currency	$864	$1,073	$1,023	$1,175	$605	$733	$725	$797	$3,217	$3,778

Substrate sales	$700	$706	$—	$—	$—	$—	$—	$—	$700	$706

Segment Revenue
Clean Air
Clean Air revenue decreased $234 million, or 13%, as compared to the three months ended March 31, 2019. Lower light vehicle and off-highway and other vehicle revenues contributed $188 million to the decrease, foreign currency exchange had a $35 million unfavorable effect on Clean Air revenue, while other unfavorable effects decreased revenue by $11 million.

Powertrain
Powertrain revenue decreased $178 million, or 15%, as compared to the three months ended March 31, 2019. Lower light vehicle, commercial truck, industrial, off-highway and other vehicle revenue contributed $145 million to the decrease, foreign currency exchange had a $26 million unfavorable effect on Powertrain revenue, while other unfavorable effects decreased revenue by $7 million.

Ride Performance
Ride Performance revenue decreased $145 million, or 20%, as compared to the three months ended March 31, 2019. Lower light vehicle, commercial truck and off-highway and other vehicle revenues contributed $106 million to the decrease, as well as a decrease in revenues from divestitures of $19 million, foreign currency exchange had a $17 million unfavorable effect on Ride Performance revenue, while other unfavorable effects decreased revenue by $3 million.

Motorparts
Motorparts revenue decreased $91 million, or 11%, as compared to the three months ended March 31, 2019. Lower volume contributed $60 million to the decrease, as well as a decrease in revenues from divestitures of $26 million, and foreign currency exchange had a $19 million unfavorable effect on Motorparts revenues. The unfavorable effects were partially offset by other net favorable effects of $14 million.

Earnings (loss) before interest expense, income taxes, noncontrolling interests, and depreciation and amortization (“EBITDA including noncontrolling interests”)
The following table presents the EBITDA including noncontrolling interests by segment for the three months ended March 31, 2020 and 2019 (amounts in millions):

	Three Months Ended March 31,		Three Months
	2020	2019	2020 vs 2019
EBITDA including noncontrolling interests by Segments:
Clean Air	$99	$131	$(32)
Powertrain	$(70)	$113	$(183)
Ride Performance	$(577)	$(45)	$(532)
Motorparts	$(40)	$45	$(85)

Clean Air
Clean Air EBITDA including noncontrolling interests decreased $32 million as compared to the three months ended March 31, 2019. The decrease is primarily attributable to lower volume and unfavorable mix, partially offset by improved operating efficiencies.

Powertrain
Powertrain EBITDA including noncontrolling interests decreased $183 million as compared to the three months ended March 31, 2019. The decrease is primarily attributable to a goodwill impairment charge in the amount of $160 million and lower volume, partially offset by lower selling, general, and administrative costs during the three months ended March 31, 2020 compared to the same period of 2019.

Ride Performance
Ride Performance EBITDA including noncontrolling interests decreased $532 million as compared to the three months ended March 31, 2019. The decrease is primarily attributable to asset impairment charges of $455 million, and goodwill and intangible impairment charges of $113 million recognized during the three months ended March 31, 2020 as compared to a goodwill impairment charge in the amount of $60 million recognized during the three months ended March 31, 2019. Also contributing to the decrease is lower volume and unfavorable mix, partially offset by lower selling, general, and administrative costs.

Motorparts
Motorparts EBITDA including noncontrolling interests decreased $85 million compared to the three months ended March 31, 2019. The decrease is primarily attributable to goodwill and intangible impairment charges in the amount of $110 million recognized in the three months ended March 31, 2020. Also contributing to the decrease is lower volume and unfavorable mix, partially offset by lower selling, general, and administrative costs.

The EBITDA including noncontrolling interests results shown in the preceding table include the following items, certain of which may have an effect on the comparability of EBITDA including noncontrolling interests results between periods (amounts in millions):

	Reportable Segments
	Clean Air	Powertrain	Ride Performance	Motorparts	Total	Corporate	Reclass & Elims	Total
Three Months Ended March 31, 2020
Restructuring charges, net	—	1	6	2	9	4	—	13
Restructuring related costs	1	(1)	19	1	20	1		21
Other non-restructuring asset impairments	—	—	455	—	455	16		471
Acquisition and expected separation costs (1)	4	—	—	—	4	21	—	25
Goodwill and intangibles impairment charge	—	160	113	110	383	—	—	383
Total adjustments	$5	$160	$593	$113	$871	$42	$—	$913

(1) Costs related to the Acquisitions and expected separation.

	Reportable Segments
	Clean Air	Powertrain	Ride Performance	Motorparts	Total	Corporate	Reclass & Elims	Total
Three Months Ended March 31, 2019
Costs to achieve synergies (1)	1	—	3	3	7	—	—	7
Restructuring and related expenses (2)	4	1	10	1	16	1	—	17
Cost reduction initiatives (3)	—	—	—	—	—	8	—	8
Acquisition and expected separation costs(4)	—	—	—	—	—	40	—	40
Process harmonization(5)	4	—	—	5	9	—	—	9
Purchase accounting adjustments (6)	—	2	3	36	41	—	—	41
Goodwill impairment charge (7)	—	—	60	—	60	—	—	60
Total adjustments	$9	$3	$76	$45	$133	$49	$—	$182

(1) Cost to achieve synergies related to the Acquisitions.
(2) The Ride Performance segment includes $8 million of other charges for the three-month period ended March 31, 2019.
(3) Costs related to cost reduction initiatives.
(4) Costs related to the Acquisitions and expected separation.
(5) Change due to process harmonization.
(6) This primarily relates to non-cash charge to cost of goods sold for the amortization of the inventory fair value step-up recorded as part of the Federal-Mogul Acquisition.
(7) Post segment reorganization impairment of goodwill.

Liquidity and Capital Resources

Liquidity and Financing Arrangements
The COVID-19 global pandemic has negatively affected the global economy, disrupted global supply chains, and created extreme volatility and disruptions to capital and credit markets in the global financial markets. We believe our liquidity position continues to be adequate. However, with the recent economic downturn related to COVID-19, we expect to see lower revenue and lower earnings, putting pressure on our liquidity position. In addition, while we have not yet seen significant effects, we expect we may see more customers looking for longer payment terms, customers asking to defer payments, and vendors looking for improved payment terms. We expect that, as customer demand returns, we will face periods where payments are due to our suppliers relating to existing and additional inventories needed to support renewed production before we have generated new receivables from customers from that renewed production.

We have implemented a range of actions aimed at temporarily reducing costs and preserving liquidity in response to the effects and anticipated effects to our business resulting from COVID-19. These measures include:

•	Temporarily suspending or reducing operations;

•
As discussed in more detail in Note 10, Debt and Other Financing Arrangements and below, we entered into an amendment to our senior credit facility to increase the maximum leverage ratio and decrease the minimum interest coverage ratio;

•
As of March 31, 2020, we had liquidity of $1.57 billion, comprised of $770 million cash and $800 million undrawn on our revolving credit facility. Subsequent to March 31, 2020, we drew down the remaining amount available under our revolving credit facility to enhance our liquidity position;

•
For the second quarter of 2020, overall salary costs are expected to be reduced at least 25% through a combination of unpaid furloughs, net pay decreases, and available temporary support programs in all regions Tenneco does business. Additionally, the executive leadership team (the CEO’s direct staff) has reduced their salaries 50% and the CEO will not take a salary during this period;

•
We expect to reduce our headcount globally, subject to negotiation with works councils in certain jurisdictions, beginning in the second quarter of 2020 and expect these actions to be completed during 2020. We expect to record a charge in the range of $25 million to $30 million for the second quarter of 2020 in connection with the cash severance costs expected to be paid and expect to achieve annualized cost savings of approximately $65 million in connection with this action;

•
Capital expenditures in 2020 are expected to be reduced to less than $400 million. This is a reduction from previous guidance of 2020 expenditures between $610-$650 million and 2019 expenditures, which were greater than $700 million;

•
Consideration of any applicable provisions under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) including deferral of the company’s portion of 2020 FICA payroll taxes which will be repaid in 2021 and 2022, and deferral of our U.S. qualified pension plan contributions;

•	The Tenneco Board of Directors annual retainer fees will be reduced by 25% for the remainder of 2020; and

•
Beginning in the second quarter of 2020, we may defer payments and extend payment terms with certain suppliers and other business partners to address the working capital issues described above and otherwise defer or delay cash outlays as necessary and practical.

At March 31, 2020, we are in compliance with all financial covenants under the credit agreement. Prior to the outbreak of the COVID-19 global pandemic, we believed we had the ability to comply with these financial covenants. There are many uncertainties related to COVID-19 that could negatively affect our results of operations, financial position, and cash flows. After considering the effect of COVID-19 on our 2020 forecast, we determined it was likely we would not be able to maintain compliance with our financial covenants, as required by our credit agreement. As a result, on May 5, 2020, we entered into a third amendment to our credit agreement to increase the maximum leverage ratio and decrease the minimum interest coverage ratio. The amendment is discussed in more detail below.

We believe cash flows from operations, combined with our cash on hand, will be sufficient to meet our future capital requirements, including debt amortization, capital expenditures, pension contributions, and other operational requirements, for the following year based on our current estimates and forecasts. We believe we will maintain compliance with the new financial ratios set forth in the amended credit agreement. However, our ability to meet the financial covenants depends upon a number of operational and economic factors, including the effects of COVID-19, many of which are beyond our control. In the event we are unable to meet these financial covenants, we would consider several options to meet our cash flow needs. Such actions include additional restructuring initiatives and other cost reductions, sales of assets, reductions to working capital and capital spending, issuance of equity, and other alternatives to enhance our financial and operating position.

Credit Facilities
The table below shows our borrowing capacity on committed credit facilities at March 31, 2020 ($ in billions):

	Committed Credit Facilities at March 31, 2020
	Term	Available(b)
		(in billions)
Tenneco Inc. revolving credit facility (a)	2023	$0.8
Tenneco Inc. Term Loan A	2023	—
Tenneco Inc. Term Loan B	2025	—
Subsidiaries’ credit agreements	2020 - 2028	—
		$0.8

(a)	We are required to pay commitment fees under the revolving credit facility on the unused portion of the total commitment.

(b)	Letters of credit reduce the available borrowings under the revolving credit facility.

We also have $69 million of outstanding letters of credit under our uncommitted facilities at March 31, 2020.

As of March 31, 2020, we had liquidity of $1.57 billion, comprised of $770 million cash and $800 million undrawn on our revolving credit facility. Subsequent to March 31, 2020, we drew down the remaining amount available under our revolving credit facility to enhance our liquidity position.

Term Loans
We entered into a new credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and other lenders (the "New Credit Facility") in connection with the Federal-Mogul Acquisition, which has been amended by the first amendment, dated February 14, 2020 (the “First Amendment”), by the second amendment, dated February 14, 2020 (the “Second Amendment”), and by the third amendment, dated May 5, 2020 (the "Third Amendment"). The New Credit Facility consists of $4.9 billion of total debt financing, consisting of a five-year $1.5 billion revolving credit facility, a five-year $1.7 billion term loan A facility ("Term Loan A") and a seven-year $1.7 billion term loan B facility ("Term Loan B"). We paid $8 million in one-time fees in connection with the First Amendment and Second Amendment, and $10 million in one-time fees in connection with the Third Amendment.

New Credit Facility — Interest Rates and Fees
At March 31, 2020, before giving effect to the Third Amendment, the interest rate on borrowings under the revolving credit facility and the Term Loan A facility was LIBOR plus 2.00% and will remain at LIBOR plus 2.00% for each relevant period for which our consolidated net leverage ratio (as defined by the New Credit Facility) is equal to or greater than 3.0 to 1. The interest rate on borrowings under the revolving credit facility and the Term Loan A facility are subject to step-downs as follows:

Consolidated net leverage ratio	Interest rate
greater than 3.0 to 1	LIBOR plus 2.00%
less than 3.0 to 1 and greater than 2.5 to 1	LIBOR plus 1.75%
less than 2.5 to 1 and greater than 1.5 to 1	LIBOR plus 1.50%
less than 1.5 to 1	LIBOR plus 1.25%

The Third Amendment provides for an increase to the margin applicable to borrowings under the revolving credit facility and the Term Loan A facility at certain leverage levels as set forth below as one of several conditions for obtaining less restrictive financial maintenance covenants described below under New Credit Facility — Other Terms and Conditions:

Consolidated net leverage ratio	Interest rate
greater than 6.0 to 1	LIBOR plus 2.50%
less than 6.0 to 1 and greater than 4.5 to 1	LIBOR plus 2.25%

Initially, and so long as our corporate family rating is Ba3 (with a stable outlook) or higher from Moody’s Investors Service, Inc. (“Moody’s”) and BB- (with a stable outlook) or higher from Standard & Poor’s Financial Services LLC (“S&P”), the interest rate on borrowings under the Term Loan B facility will be LIBOR plus 2.75%; at any time the foregoing conditions are not satisfied, the interest rate on the Term Loan B facility will be LIBOR plus 3.00%. When the Term Loan B facility is no longer outstanding and we, and our subsidiaries, have no other secured indebtedness (with certain exceptions set forth in the New Credit Facility), and upon us achieving and maintaining two or more corporate credit and/or corporate family ratings higher than or equal to BBB- from S&P, BBB- from Fitch Ratings Inc. (“Fitch”) and/or Baa3 from Moody’s (in each case, with a stable or positive outlook), the collateral under the New Credit Facility may be released. On June 3, 2019, Moody’s lowered our corporate family rating to B1 and the interest rate on borrowings under the term loan B was raised to LIBOR plus 3.00%.

New Credit Facility — Other Terms and Conditions — Before giving effect to the Third Amendment, the New Credit Facility also contained two financial maintenance covenants for the revolving credit facility and the Term Loan A facility including (i) a requirement to have a consolidated net leverage ratio (as defined in the New Credit Facility) as of the end of each fiscal quarter, with step-downs, as follows:

(i) Consolidated net leverage ratio
not greater than 4.50 to 1	through March 31, 2021
not greater than 4.25 to 1	through September 30, 2021
not greater than 4.00 to 1	through March 31, 2022
not greater than 3.75 to 1	through September 30, 2022
not greater than 3.50 to 1	thereafter
and (ii) a requirement to maintain a consolidated interest coverage ratio (as defined in the New Credit Facility) for any period of four consecutive fiscal quarters of not less than 2.75 to 1.

After giving effect to the Third Amendment, we must comply with certain less restrictive financial maintenance covenants for the revolving credit facility and the Term Loan A facility. The financial maintenance covenants are subject to several covenant reset triggers (“Covenant Reset Triggers”) that limit certain activities of ours by implementing more restrictive affirmative and negative covenants. If a Covenant Reset Trigger occurs, the financial maintenance covenants revert back to the financial maintenance covenants in effect immediately prior to the Third Amendment (and described above) (the “Prior Financial Covenants”). The financial maintenance covenants include (i) a requirement to have a senior secured leverage ratio (as defined in the New Credit Facility), with step-downs, as detailed in the table below; (ii) a requirement to have a consolidated net leverage ratio (as defined in the New Credit Facility), with step-downs, as follows:

(i) Senior secured net leverage ratio		(ii) Consolidated net leverage ratio
not greater than 6.75 to 1	at June 30, 2020	not greater than 4.50 to 1	at March 31, 2020
not greater than 9.50 to 1	at September 30, 2020	not greater than 5.25 to 1	at March 31, 2022
not greater than 8.75 to 1	at December 31, 2020	not greater than 4.75 to 1	at June 30, 2022
not greater than 8.25 to 1	at March 31, 2021	not greater than 4.25 to 1	at September 30, 2022
not greater than 4.50 to 1	at June 30, 2021	not greater than 3.75 to 1	thereafter
not greater than 4.25 to 1	at September 30, 2021
not greater than 4.00 to 1	at December 31, 2021
and (iii) a requirement to maintain a consolidated interest coverage ratio (as defined in the New Credit Facility) for any period of four consecutive fiscal quarters of not less than 2.75 to 1 as of March 31, 2020, 2.00 to 1 as of June 30, 2020, 1.50 to 1 through March 31, 2021, and 2.75 to 1 thereafter.

We may make a one-time election to revert back to the Prior Financial Covenants and terminate the Covenant Reset Triggers upon delivery of a covenant reset certificate that attests to compliance with the Prior Financial Covenants as of the end of the relevant fiscal period (“Covenant Reset Certificate”). See Note 10, Debt and Other Financing Arrangements included in Part I, Item I for additional details.

After giving effect to the Third Amendment, so long as no default exists under its New Credit Facility, we would be permitted to (i) make regularly scheduled interest and principal payments as and when due in respect of the Senior Unsecured Notes, (ii) refinance the Senior Unsecured Notes with the net cash proceeds of permitted refinancing indebtedness (as defined in the New Credit Facility); (iii) make payments in respect of the Senior Unsecured Notes in an amount equal to the net cash proceeds of qualified capital stock (as defined in the New Credit Facility) issued after May 5, 2020; (iv) convert any Senior Unsecured Notes into qualified capital stock issued after May 5, 2020; and (v) make additional payments of the Senior Unsecured Notes provided that after giving effect to such additional payments the consolidated leverage ratio would be equal to or less than 2.00 to 1 after giving effect to such additional payments. The foregoing limitations regarding repayment and refinancing of the Senior Unsecured Notes and such incremental equivalent debt apply from the effectiveness of the Third Amendment until delivery of a Covenant Reset Certificate.

The covenants in the New Credit Facility generally prohibit us from repaying certain subordinated indebtedness. So long as no default exists, we would, under its New Credit Facility, be permitted to repay or refinance its subordinated indebtedness (i) with the net cash proceeds of permitted refinancing indebtedness (as defined in the New Credit Facility); (ii) in an amount equal to the net cash proceeds of qualified capital stock (as defined in the New Credit Facility) issued after October 1, 2018; (iii) in exchange for qualified capital stock issued after October 1, 2018; and (iv) with additional payments provided that such additional payments are capped based on a pro forma consolidated leverage ratio after giving effect to such additional payments.

Such additional payments on subordinated indebtedness (x) will not be permitted at any time the pro forma consolidated leverage ratio is greater than 2.00 to 1 after giving effect to such additional payments and (y) will be permitted in an unlimited amount at any time the pro forma consolidated leverage ratio is equal to or less than 2.00 to 1 after giving effect to such additional payments.

The New Credit Facility includes customary events of default and other provisions that could require all amounts due thereunder to become immediately due and payable, either automatically or at the option of the lenders, if we fail to comply with the terms of the New Credit Facility or if other customary events occur.

The financial ratios required under the New Credit Facility and the actual ratios we calculated as of March 31, 2020 for the first quarter of 2020, are as follows: leverage ratio of 3.98 actual versus 4.50 (maximum) required; and interest coverage ratio of 4.80 actual versus 2.75 (minimum) required.

Senior Notes
We have outstanding 5.375% senior unsecured notes due December 15, 2024 ("2024 Senior Notes") and 5.000% senior unsecured notes due July 15, 2026 ("2026 Senior Notes" and together with the 2024 Senior Notes, the "Senior Unsecured Notes"). We have outstanding 5.000% euro denominated fixed rate notes which are due July 15, 2024 ("5.000% Euro Fixed Rate Notes"), 4.875% euro denominated fixed rate notes due April 15, 2022 ("4.875% Euro Fixed Rate Notes"), and floating rate notes due April 15, 2024 ("Euro Floating Rate Notes", together with the 5.000% Euro Fixed Rate Notes and the 4.875% Euro Fixed Notes, the "Senior Secured Notes").

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

Accounts Receivable Securitization and Factoring
On-Balance Sheet Arrangements
We have securitization programs for some of our accounts receivable, with limited recourse provisions. Borrowings on these securitization programs, which are recorded in short-term debt, at March 31, 2020 and December 31, 2019 are as follows (amounts in millions):

	March 31, 2020	December 31, 2019
Borrowings on securitization programs	$8	$4

Off-Balance Sheet Arrangements
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

These programs provide us with access to cash at costs that are generally favorable to alternative sources of financing and allow us to reduce borrowings under our revolving credit agreement. If we were not able to factor receivables under these programs, our borrowings under our revolving credit agreement might increase, although this could be partially mitigated by exercising our right to shorten payment terms with certain of the aftermarket customers whose receivables we sell under the U.S. factoring programs in the event that those factoring programs are terminated.

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

The amount of accounts receivable outstanding and derecognized for these factoring and drafting arrangements was $1.1 billion and $1.0 billion at March 31, 2020 and December 31, 2019. In addition, the deferred purchase price receivable was $37 million and $33 million at March 31, 2020 and December 31, 2019.

Proceeds from the factoring of accounts receivable qualifying as sales and drafting programs was $1.2 billion for both the three months ended March 31, 2020 and 2019.

Financing charges associated with the factoring of receivables are as follows (amounts in millions):

	Three Months Ended March 31,
	2020	2019
Loss on sale of receivables(a)	$6	$8

(a) Amount is included in "Interest expense" in the condensed consolidated statements of income (loss).

Supply Chain Financing
Certain of our suppliers participate in supply chain financing programs under which they securitize their accounts receivables from us. Financial institutions participate in the supply chain financing program on an uncommitted basis and can cease purchasing receivables or drafts from our suppliers at any time. We are in the process of winding down these programs and expect to end them by the end of 2020.

Cash Flows
Operating Activities
Operating activities for the three months ended March 31, 2020 and 2019 were as follows (amounts in millions):

	Three Months Ended March 31,
	2020	2019
Operational cash flow before changes in operating assets and liabilities	$(1)	$91

Changes in operating assets and liabilities:
Receivables	139	(312)
Inventories	(73)	11
Payables and accrued expenses	(136)	157
Accrued interest and income taxes	29	(38)
Other assets and liabilities	(110)	(59)
Total change in operating assets and liabilities	(151)	(241)
Net cash provided (used) by operating activities	$(152)	$(150)

Cash used by operations for the three months ended March 31, 2020 was $152 million an increase of $2 million compared to the three months ended March 31, 2019. The activity was the result of:

•	an increase in cash used from operational cash flows before operating assets and liabilities of $92 million; and

•	a net decrease of $90 million due to favorable changes in working capital items.

Investing Activities
Investing activities for the three months ended March 31, 2020 and 2019 were as follows (amounts in millions):

	Three Months Ended March 31,
	2020	2019
Proceeds from sale of assets	$2	$1
Net proceeds from sale of business	—	22
Cash payments for property, plant, and equipment	(137)	(210)
Acquisitions, net of cash acquired	—	(158)
Proceeds from deferred purchase price of factored receivables	56	60
Other	2	2
Net cash (used) provided by investing activities	$(77)	$(283)

Cash used by investing activities for the three months ended March 31, 2020 decreased due to a decrease in cash payments for property, plant, and equipment and no cash payments for acquisitions.

Cash payments for property, plant, and equipment were $137 million and $210 million for the three months ended March 31, 2020 and 2019.

Financing Activities
Financing activities for the three months ended March 31, 2020 and 2019 were as follows (amounts in millions):

	Three Months Ended March 31,
	2020	2019
Proceeds from term loans and notes	$67	$28
Repayments of term loans and notes	(84)	(64)
Debt issuance costs of long-term debt	(8)	—
Borrowings on revolving lines of credit	3,161	2,119
Payments on revolving lines of credit	(2,659)	(1,981)
Issuance (repurchase) of common shares	(1)	(2)
Cash dividends	—	(20)
Purchase of common stock under the share repurchase program	—	—
Net increase (decrease) in bank overdrafts	(2)	(1)
Other	11	(3)
Distributions to noncontrolling interest partners	(2)	(1)
Net cash (used) provided by financing activities	$483	$75

Cash flow provided by financing activities was $483 million for the three months ended March 31, 2020. This included net repayments on term loans of $17 million and net borrowings on revolving lines of credit of $502 million.

Cash flow provided by financing activities was $75 million for the three months ended March 31, 2019. This included net repayments on term loans of $36 million, net repayments on revolving lines of credit of 138 million.

Dividends on Common Stock
We did not pay a dividend during the three months ended March 31, 2020. This was a decrease of $20 million as compared to the three months ended March 31, 2019, due to the suspension of the dividend program in the second quarter 2019.

Supplemental Guarantor Financial Information
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

Summarized Financial Information
The following tables present summarized financial information for the Parent and the Guarantors on a combined basis after the elimination of (a) intercompany transactions and balances among the Parent and the Guarantors and (b) the equity in earnings from and investments in any subsidiary that is a Nonguarantor:

Income Statements

	Three Months Ended March 31,	Twelve Months Ended December 31,
	2020	2019
Net sales and operating revenues	$1,695	$6,390
Operating expenses	$2,211	$6,885
Net income (loss)	$(480)	$(498)
Net income (loss) attributable to Tenneco Inc.	$(480)	$(498)

Balance Sheets

	March 31, 2020	December 31, 2019
ASSETS
Current assets	$2,061	$1,947
Non-current assets	$2,698	$3,089

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$1,300	$1,347
Non-current liabilities	$6,564	$6,102
Intercompany due to (due from)	$113	$107

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

Foreign Currency Exchange Rate Risk
We manufacture and sell our products in North America, South America, Asia, Europe, and Africa. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which we manufacture and sell our products. We generally try to use natural hedges within our foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, we consider managing certain aspects of our foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the U.S. dollar, euro, British pound, Polish zloty, Singapore dollar, Thailand bhat, South African rand, Mexican peso, and Canadian dollar.

Foreign Currency Forward Contracts
We enter into foreign currency forward purchase and sale contracts to mitigate our exposure to changes in exchange rates on certain intercompany and third-party trade receivables and payables. In managing our foreign currency exposures, we identify and aggregate existing offsetting positions and then hedge residual exposures through third-party derivative contracts. The gain or loss on these contracts is recorded as foreign currency gains (losses) within cost of sales in the condensed consolidated statements of income (loss). The fair value of foreign currency forward contracts are recorded in prepayments and other current assets in the condensed consolidated balance sheets. The fair value of the Company's foreign currency forward contracts was a net liability position of $1 million and an asset position of less than $1 million at March 31, 2020 and December 31, 2019.

The following table summarizes by position the notional amounts for foreign currency forward contracts at March 31, 2020 (all of which mature in 2019):

Notional Amount
Long position	$52
Short position	$(53)

Interest Rate Risk
Our financial instruments that are sensitive to market risk for changes in interest rates are primarily our debt securities. We use our revolving credit facility to finance our short-term and long-term capital requirements. We pay a current market rate of interest on these borrowings. Our long-term capital requirements have been financed with long-term debt with original maturity dates ranging from five to ten years. On March 31, 2020, we had $1.6 billion par value of fixed rate debt and $3.6 billion par value of floating rate debt. Of the fixed rate debt, $458 million is fixed through 2022, $611 million is fixed through 2024, and $500 million is fixed through 2026. We also had $3.6 billion of principal amounts in long-term debt obligations that are subject to variable interest rates. For more detailed explanations on our debt structure and senior credit facility refer to “Liquidity and Capital Resources” earlier in this Management’s Discussion and Analysis and Note 10, Debt and Other Financing Arrangements in our condensed consolidated financial statements located in Part I, Item 1 of this Form 10-Q.

We estimate that the fair value of our long-term debt at March 31, 2020 was about 79% percent of its book value. A one percentage point increase or decrease in interest rates related to our variable interest rate debt would increase or decrease the annual interest expense we recognize in the income statement and the cash we pay for interest expense by about $58 million.

Equity Prices
We selectively use swaps to reduce market risk associated with our equity-based deferred compensation liabilities, which increase as our stock price increases and decrease as our stock price decreases. We have entered into a cash-settled share swap agreement that moves in the opposite direction of these liabilities, allowing us to fix a portion of the liabilities at a stated amount. At March 31, 2020, we hedged our deferred compensation liabilities related to approximately 1,350,000 common share equivalents, an increase of 750,000 common share equivalents from December 31, 2019. In the first quarter of 2020, we entered into an S&P 500 index fund ETF swap agreement in order to further reduce market risk associated with our deferred compensation liabilities. This agreement will act as a natural hedge offsetting an equivalent amount of indexed investments in our deferred compensation plans. The fair value of these swap agreements was a net liability position of $2 million and $1 million at March 31, 2020 and December 31, 2019, which is recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officers and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), as the end of the quarter covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness in our internal control over financial reporting previously identified and described more fully under Item 9A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, the Company’s disclosure controls and procedures were not effective as of March 31, 2020 to ensure information required to be disclosed by our Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Internal Controls Surrounding the North America Motorparts business
A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis.

As previously identified and described more fully under Item 9A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, the Company identified a deficiency within its North America Motorparts business that constitutes a material weakness, as it did not maintain a sufficient complement of resources in the North America Motorparts business to ensure that appropriate controls were designed, maintained and executed, including controls over account reconciliations and manual journal entries, related to the integration of a previously acquired entity within the North America Motorparts business. The material weakness continued to exist as of the end of the period covered by this Quarterly Report.

The material weakness did not result in any material misstatements of the Company’s financial statements or disclosures but did result in out-of-period adjustments during the quarter ended December 31, 2019. Additionally, this material weakness could result in the misstatement of relevant account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting
The Company continues to take action on the remediation plan more fully described under Item 9A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. While the Company is moving forward with these remediation activities, additional work needs to be done in this area. Accordingly, we concluded that this material weakness had not yet been remediated as of March 31, 2020.

We will continue to monitor the effectiveness of these and other processes, procedures and controls and make any further changes management determines appropriate.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
Note 13, Commitments and Contingencies, in our condensed consolidated financial statements located in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.
ITEM 1A.RISK FACTORS
We are exposed to certain risks and uncertainties that could have a material adverse effect on our business, financial condition and operating results. Except as set forth below, there have been no material changes to the Risk Factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The risks described herein or in our Annual Report on Form 10-K are not the only risks facing us. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor to assess the effect such risk factors might have on our business, financial condition and operating results, or the extent to which any such risk factor or combination of risk factors may affect our business, financial condition and operating results.

The novel coronavirus (COVID-19) global pandemic has had and is expected to continue to have an adverse effect on our business and results of operations.
In late 2019, a novel strain of coronavirus, COVID-19, was first detected in Wuhan, China. In March 2020, the World Health Organization declared COVID-19 a global pandemic, and governmental authorities around the world have implemented measures to reduce the spread of COVID-19. These measures have adversely affected workforces, customers, consumer sentiment, economies, and financial markets, and, along with decreased consumer spending, reductions in revenue, and delays in payments from customers and partners, have led to an economic downturn in many of our markets. As a result of COVID-19, and in response to government mandates or recommendations, as well as decisions made to protect the health and safety of employees, consumers and communities, we and our customers have experienced significant closures and instances of reduced operations. Additionally, we have closed many of our corporate office and other facilities and have implemented a work from home policy for many corporate employees which may negatively impact productivity and cause other disruptions to our business.

The uncertainties created by the COVID-19 global pandemic, including the severity and duration of the outbreak and additional actions that may be taken by governmental authorities make it is difficult to forecast the effects of the virus on the Company’s future results, including our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame. However, we currently expect COVID-19 to affect revenue for the quarter ended June 30, 2020 more significantly than it has affected the quarter ended March 31, 2020, primarily as a result of the increasing number of markets impacted. Additionally, it is possible that we may experience supply chain disruptions as well as labor shortages as a result of COVID-19, further disrupting operations and impacting revenues negatively.

To the extent the COVID-19 global pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this ‘‘Risk Factors’’ section or to the “Risk Factors” described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, such as those relating to our high level of indebtedness, our need to generate sufficient cash flows to service our indebtedness, our ability to comply with the covenants contained in the agreements that govern our indebtedness and to have access to sufficient liquidity through the COVID-19 pandemic, decreased revenue from loss of customer market share, and working capital requirements.

We may not be able to fully utilize our net operating loss and other tax carryforwards.
Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. A corporation generally experiences an “ownership change” if the percentage of its shares of stock owned by its “5-percent shareholders,” as such term is defined in Section 382 of the Code, increases by more than 50 percentage points over a rolling three-year period. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our tax attributes is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

In April 2020, our Board of Directors approved a Section 382 Rights Agreement (the “Section 382 Rights Plan”), which may cause substantial dilution to a person or group that attempts to acquire 4.9% or more of the Company’s Class A Voting Common Stock on terms not approved by our Board of Directors. The purpose of the Rights Plan is to protect value by preserving the Company’s ability to use certain of its tax attributes to offset potential future income taxes. Although the Section 382 Rights Plan is intended to reduce the likelihood of an “ownership change” that could adversely affect utilization of our tax assets, there is no assurance that the Section 382 Rights Plan will prevent all transfers that could result in such an

“ownership change.” The Section 382 Rights Plan could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, a large block of our Class A Voting Common Stock. A third party that acquires in excess of 4.9% or more of our Class A Voting Common Stock could suffer substantial dilution of its ownership interest under the terms of the Section 382 Rights Plan. This may adversely affect the marketability of our Class A Voting Common Stock by discouraging existing or potential investors from acquiring our stock or additional shares of our stock.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) Not applicable.
(c) Purchase of equity securities by the issuer and affiliated purchasers. The following table provides information relating to our purchase of shares of our common stock in the first quarter of 2020. These purchases reflect shares withheld upon vesting of restricted stock for tax withholding obligations. We generally intend to continue to satisfy tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares.

Period	Total Number of Shares Purchased (1)	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares That May Yet be Purchased Under These Plans or Programs (Millions)
January 2020	15,720	$9.89	—	$—
February 2020	101,834	10.10	—	—
March 2020	2,090	7.85	—	—
Total	119,644	$10.04	—	$—

(1)	Shares withheld upon vesting of share settled restricted stock units in the first quarter of 2020.

ITEM 6.EXHIBITS
INDEX TO EXHIBITS
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2020

Exhibit Number		Description

4.1	—
First Amendment, dated February 14, 2020, to the Credit Agreement, dated as of October 1, 2018, by and among Tenneco Inc., Tenneco Automotive Operating Company Inc., J.P. Morgan Chase Bank,
N.A., as administrative agent, and the other lenders party thereto (incorporated herein by reference to
Exhibit 10.1 of the registrant’s Current Report on Form 8-K dated February 19, 2020, File No
1-12387).

4.2	—
Second Amendment, dated February 14, 2020, to the Credit Agreement, dated as of October 1, 2018, by and among Tenneco, Inc., Tenneco Automotive Operating Company Inc., J.P. Morgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto (incorporated herein by reference to Exhibit 10.2 of the registrant's Current Report on Form 8-K dated February 19, 2020, File No 1-12387).

4.3	—
Third Amendment, dated May 5, 2020, to the Credit Agreement, dated as of October 1, 2018, by and among Tenneco Inc., Tenneco Automotive Operating Company Inc., J.P. Morgan Chase Bank,
N.A., as administrative agent, and the other lenders party thereto (incorporated herein by reference to
Exhibit 10.1 of the registrant’s Current Report on Form 8-K dated May 6, 2020, File No 1-12387).

10.1	—
Form of Cash-Settled Long-Term Performance Unit Award Agreement under the Tenneco Inc. 2006
Long- Term Incentive Plan (for the period January 1, 2020 - December 31, 2022). (incorporated by reference to Exhibit 10.52 of the registrant’s Annual Report on Form 10-K filed March 2, 2020. File
No. 1-12387).

10.2	—
Form of Cash-Settled Restricted Stock Unit Award Agreement under the Tenneco Inc. 2006
Long-Term Incentive Plan (for awards commencing after February 18, 2020) (incorporated by reference to Exhibit 10.53 of the registrant’s Annual Report on Form 10-K filed March 2, 2020. File
No. 1-12387).

10.3	—
Form of Restricted Stock Unit Award Agreement under the Tenneco Inc. 2006 Long-Term Incentive
Plan (for awards commencing after February 18, 2020) (incorporated by reference to Exhibit 10.15 of the registrant’s Annual Report on Form 10-K filed March 2, 2020. File No. 1-12387).

10.4	—
Cooperation Agreement, dated as of March 18, 2020, by and among Tenneco Inc., Protean Services
LLC, and Daniel A. Ninivaggi (incorporated by reference to Exhibit 10.1 of the registrant’s Current
Report on Form 8-K filed March 19, 2020. File No. 1-12387).

*10.5	—	Separation Agreement and General Release, effective as of January 7, 2020, by and between Tenneco Inc. and Roger J. Wood.

*10.6	—	Offer Letter to Kenneth R. Trammell dated April 1, 2020

*10.7	—	Restricted Stock Unit Inducement Grant Award Agreement, effective as of April 1, 2020, by and between Tenneco Inc. and Kenneth R. Trammell.

*10.8	—	Tenneco Automotive Operating Company Inc. Severance Benefit Plan and Summary Plan Description, as amended and restated effective as of April 1, 2020.

*22.1	—	List of Guarantor Subsidiaries.
*31.1	—	Certification of Brian J. Kesseler under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Kenneth R. Trammell under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of Brian J. Kesseler and Kenneth R. Trammell under Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	—	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	—	Inline XBRL Taxonomy Extension Schema Document.

*101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, Tenneco Inc. has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TENNECO INC.

By:	/S/ KENNETH R. TRAMMELL
Kenneth R. Trammell
Interim Executive Vice President and Chief Financial Officer (on behalf of the Registrant)

TENNECO INC.

By:	/s/ JOHN S. PATOUHAS
John S. Patouhas
Vice President and Chief Accounting Officer (principal accounting officer)

Dated: May 11, 2020